Form 10QSB
period 1996-03-31
NEOPROBE CORP
filed 1996-05-15
CIK 810509

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                   FORM 10-QSB


(MARK ONE)

   /X/          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1996


                                       or

   / /         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                 For the transition period from ______ to______



                         COMMISSION FILE NUMBER: 0-20676


                              NEOPROBE CORPORATION
        (Exact name of small business issuer as specified in its charter)

     DELAWARE                                             31-1080091
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)


              425 METRO PLACE NORTH, SUITE 400, DUBLIN, OHIO 43017
                    (Address of principal executive offices)


                                  614-793-7500
                (Issuer's telephone number, including area code)


Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                              YES  X          NO
                                 -----          -----

          19,649,397 SHARES OF COMMON STOCK, PAR VALUE $.001 PER SHARE
                   (Number of shares of issuer's common equity
                     outstanding as of the close of business
                                on May 13, 1996)

Transitional Small Business Disclosure Format (check one):

                              YES             NO  X
                                 -----          -----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                      NEOPROBE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET




                                                             December 31,        March 31,
                                                                1995               1996
                                                             ------------       -----------
ASSETS

Current assets:
  Cash and cash equivalents                                  $10,032,973        $ 9,944,949
  Available-for-sale securities                                7,279,659          4,947,670
  Stock subscriptions receivable                               1,262,513                  0
  Accounts receivable:
    Trade                                                        176,434            159,874
    Related parties                                                7,896                340
  Inventory                                                      473,004            406,089
  Prepaid expenses and other current assets                      784,016          1,596,788
                                                             -----------        -----------

      Total current assets                                    20,016,495         17,055,710
                                                             -----------        -----------

  Long term investment                                                 0          1,500,000

  Property and equipment, at cost, net of accumulated
    depreciation and amortization                              3,565,272          3,974,228

  Intangible assets, net of accumulated amortization             523,249            532,110
  Other assets                                                    40,314            147,820
                                                             -----------        -----------

       Total assets                                          $24,145,330        $23,209,868
                                                             ===========        ===========


                 The accompanying notes are an integral part of
                     the consolidated financial statements

                      NEOPROBE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET



                                                                        December 31,           March 31,
                                                                            1995                 1996
                                                                        ------------         ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable:
    Trade                                                               $  1,558,916         $  1,157,321
    Related parties                                                           25,838               41,102
  Accrued expenses                                                           957,049              717,710
  Notes payable to finance company                                           128,487               78,780
  Capital lease obligation, current                                          244,348              229,111
                                                                        ------------         ------------

       Total current liabilities                                           2,914,638            2,224,024
                                                                        ------------         ------------

Long term debt                                                             1,100,000              550,000
Capital lease obligation                                                      82,043               33,324
                                                                        ------------         ------------

       Total liabilities                                                   4,096,681            2,807,348
                                                                        ------------         ------------

Commitments and contingencies

Stockholders' equity:
  Preferred Stock; $.001 par value; 5,000,000 shares
    authorized at December 31, 1995 and March 31, 1996;                           --                   --
    none outstanding (500,000 shares designated as Series A,
    $.001 par value, at March 31, 1996; none outstanding)
  Common stock; $.001 par value; 50,000,000 shares authorized;
    17,534,800 and 17,952,055 shares issued; 17,334,800 and
    17,852,055 shares outstanding at December 31, 1995
    and March 31, 1996, respectively                                          17,335               17,852
  Additional paid in capital                                              62,964,787           66,960,672
  Deficit accumulated during development stage                           (43,146,860)         (46,697,059)
  Unrealized gain (loss) on available-for-sale securities                     46,480              (42,886)
  Cumulative foreign currency translation adjustment                         166,907              163,941
                                                                        ------------         ------------

       Total stockholders' equity                                         20,048,649           20,402,520
                                                                        ------------         ------------

Total liabilities and stockholders' equity                              $ 24,145,330         $ 23,209,868
                                                                        ============         ============


                  The accompanying notes are an integral part
                    of the consolidated financial statements

                      NEOPROBE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS




                                                                                                November 16,
                                                                                                   1983
                                                              Three Months Ended                (inception)
                                                                  March 31,                    to March 31,
                                                          1995                 1996                 1996
                                                      ------------         ------------         ------------

Net sales                                             $    273,023         $    196,397         $  3,084,208
Cost of goods sold                                         157,393              150,741            1,602,265
                                                      ------------         ------------         ------------
     Gross profit                                          115,630               45,656            1,481,943
                                                      ------------         ------------         ------------

Operating expenses:
  Research and development expenses:
  Wages and benefits                                       781,764              859,962           10,030,920
  Contracted services                                      361,658              651,747            5,189,194
  Clinical trials                                          689,091              805,901           13,639,093
  Other                                                    121,729              235,136            2,510,112
                                                      ------------         ------------         ------------
     Total research and development                      1,954,242            2,552,746           31,369,319
                                                      ------------         ------------         ------------

General and administrative expenses:
  Wages and benefits                                       252,275              323,511            5,562,706
  Contracted services                                       64,506              145,148            2,297,132
  Professional services                                    119,325              165,149            2,878,240
  Depreciation and amortization                            136,547              137,466            1,678,068
  Other                                                    342,144              501,698            6,861,177
                                                      ------------         ------------         ------------
     Total general and administrative                      914,797            1,272,972           19,277,323
                                                      ------------         ------------         ------------

Loss from operations                                    (2,753,409)          (3,780,062)         (49,164,699)
                                                      ------------         ------------         ------------

Other income (expense):
  Interest income                                           49,164              234,828            1,820,868
  Interest expense                                         (13,873)             (10,212)            (432,816)
  Gain (loss) on foreign currency transactions                 281               (9,497)             (10,701)
  Other                                                    176,539               14,744            1,010,936
  Minority interest                                                                                   79,353
                                                      ------------         ------------         ------------
      Total other income                                   212,111              229,863            2,467,640
                                                      ------------         ------------         ------------

Net loss                                              $ (2,541,298)        $ (3,550,199)        $(46,697,059)
                                                      ============         ============         ============

Net loss per share of common stock                    $      (0.21)        $      (0.20)
                                                      ============         ============

Shares used in computing net loss
  per share                                             11,856,684           17,426,614
                                                      ============         ============

                  The accompanying notes are an integral part
                    of the consolidated financial statements

                      NEOPROBE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                                                          November 16,
                                                                                                             1983
                                                                        Three Months Ended                (inception)
                                                                             March 31,                    to March 31,
                                                                    1995                 1996                 1996
                                                                ------------         ------------         ------------

Net cash used in operating activities                           $ (2,248,970)        $ (3,871,959)        $(43,992,671)

Cash flows from investing activities:
  Purchases of available-for-sale securities                      (5,300,000)          (1,533,927)         (46,146,199)
  Proceeds from sale of available-for-sale securities              1,147,428              813,532           19,195,689
  Maturities of available-for-sale securities                      5,791,407            3,000,000           21,982,742
  Other                                                              (76,856)            (551,232)          (4,166,724)
                                                                ------------         ------------         ------------

     Net cash provided by (used in) investing activities           1,561,979            1,728,373           (9,134,492)
                                                                ------------         ------------         ------------

Cash flows from financing activities:
  Issuance of common stock, net                                    5,932,652            2,177,663           53,879,383
  Other                                                             (101,568)            (113,648)           9,200,107
                                                                ------------         ------------         ------------
     Net cash provided by financing activities                     5,831,084            2,064,015           63,079,490
                                                                ------------         ------------         ------------
Effect of exchange rate changes on cash                                  705               (8,453)              (7,378)
                                                                ------------         ------------         ------------

     Net increase (decrease) in cash and cash                      5,144,798              (88,024)           9,944,949
       equivalents

Cash and cash equivalents at beginning of period                     500,775           10,032,973                    0
                                                                ------------         ------------         ------------

     Cash and cash equivalents at end of period                 $  5,645,573         $  9,944,949         $  9,944,949
                                                                ============         ============         ============


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      NEOPROBE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                 Notes to the Consolidated Financial Statements


1.   BASIS OF PRESENTATION

     The information presented for March 31, 1995 and 1996, and for the periods then ended is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) which the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results for the interim period are not necessarily indicative of results to be expected for the year. The financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, which were included as part of the Company's Annual Report on Form 10-KSB (file no. 0-20676).

     The Company is a development stage enterprise engaged in the development and commercialization of technologies for the diagnosis and treatment of cancers. There can be no assurance that the Company will be able to commercialize its proposed products. There can also be no assurance that adequate financing will be available when needed or on terms attractive to the Company.

2.   INVENTORY

     The components of inventory are as follows:


                                              December 31, 1995      March 31, 1996
                                              -----------------      --------------

        Materials and component parts              $101,886              $109,242
        Work-in-process                             107,786                37,435
        Finished goods                              263,332               259,412
                                                   --------              --------
                                                   $473,004              $406,089
                                                   ========              ========

3.   LONG-TERM DEBT

     In 1995, Neoprobe (Israel) Ltd. ("Neoprobe (Israel)"), a subsidiary of the Company, and the Company issued convertible debentures in the amount of $1,100,000 due February 10, 1997. The debentures are convertible into preferred shares of Neoprobe (Israel) or into shares of the Company's common stock at a conversion price of $5.50 per share. The interest rate on the debentures is at three percentage points above the 12-month LIBOR rate, or approximately 9%. In March 1996, debentures in the amount of $550,000 were converted into 100,000 shares of the Company's common stock. Certificates for an additional 100,000 shares of the Company's common stock are being held in escrow.

4.   STOCK OPTIONS

     In January 1996, the Board granted options to certain directors, officers, and employees of the Company under the Neoprobe Corporation Incentive Stock Option and Restricted Stock Purchase Plan (the "Plan") for 295,200 shares of common stock, exercisable at $15.75 per share, 50,000 vesting upon the meeting of certain milestones. Currently, the Company has 1,970,237 options outstanding under the Plan, and 992,293 options have vested as of March 31, 1996.

                      NEOPROBE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

           Notes to the Consolidated Financial Statements (continued)

5.   AGREEMENTS

     In February 1996, the Company and XTL Biopharmaceuticals Ltd. ("XTL") executed a series of agreements, including an Investment Agreement and a Research and Development Agreement whereby XTL will perform specific research activities using XTL's proprietary technology for the development of future products for the Company. The Company purchased $1.5 million of convertible debentures of XTL, convertible into approximately a 15% equity interest in XTL as of the date of purchase. The Company also acquired a warrant affording Neoprobe the option to purchase approximately 171,000 additional shares of common stock of XTL. Neoprobe issued 125,000 shares of common stock to XTL in exchange for the convertible debentures, warrant, and product development activities.

     In March 1996, the Company and Enzon, Inc. executed an Amendment to the License Agreement and Development Agreement. Pursuant to the Amendment, a Development Agreement executed between the parties on August 15, 1992 has been terminated in all respects. Under the amended terms of the License Agreement, the parties agreed to cancel a note issued to Enzon, and Neoprobe agreed to issue to Enzon warrants to purchase 50,000 shares of Common Stock at an exercise price of $6.30 per share, and an additional warrant to purchase up to 100,000 shares of Common Stock at an exercise price of $12.60 per share.

     In March 1996, the Company executed a Subscription and Option Agreement with Cira Technologies, Inc.("Cira"), under which the Company received a 10 percent equity interest in Cira and an option to increase its interest in Cira to 25 percent at a price to be determined based on the future value of Cira subject to a cap and a floor. Currently, the Company's Chairman and CEO is a director of and a principal shareholder in Cira. Additionally, a partner of a law firm, who is a director of the Company which provides various legal services to the Company, is a principal shareholder of Cira. The Company is finalizing agreements under which it will provide financial, clinical, and technical support to Cira for Cira to conduct a clinical study using Cira's technology and the Company will have an option to acquire an exclusive global license for Cira's technology. The Company's financial commitment for this clinical study will not exceed $500,000, and the Company has the right to terminate the Agreement upon review of interim results of the clinical study.

6.   CONTINGENCIES

     The Company has been named as an additional party defendant in the In re Blech Securities litigation pending in the United States District Court for the Southern District of New York. The plaintiffs in the litigation are eight named individuals who are alleged to be representatives of a class of securities purchasers. The defendants in the litigation include David Blech, who was a principal shareholder of the Company until September 1994; Mark Germain, who was a director of the Company until September 1994; D. Blech & Co., a registered broker-dealer owned by Mr. Blech; trustees of certain trusts established by Mr. Blech and other entities; as well as ten other corporations of which Mr. Blech was a principal shareholder. The amount of damages requested is not specified in the complaint. The Company has rejected the allegations of the complaint that apply to it and intends to vigorously defend itself against this action. In the opinion of management, the outcome of this matter will not have a material effect on the Company's financial position or results of operations.

                      NEOPROBE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

           Notes to the Consolidated Financial Statements (continued)


7.   SUBSEQUENT EVENTS

     In April 1996, the Company completed the sale of 1,750,000 shares of common stock in a public secondary offering at an offering price to the public of $18.50. Proceeds to the Company from this offering, net of the underwriters' discount, was approximately $30.5 million.

     In May 1996, the Company executed two License Agreements with The Dow Chemical Company ("Dow"), whereby the Company was granted exclusive licenses to technology covered by patents owned by Dow. In exchange, the Company will issue to Dow 124,805 shares of common stock, make an additional lump sum payment upon first approval of any product covered by the License Agreements, make additional lump sum payments to Dow upon achieving certain sales milestones, and pay royalties on net sales of products covered by the License Agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results in 1996 and future periods may differ significantly from the prospects discussed in the forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through private and public offerings of its equity securities, from which it has raised gross proceeds of approximately $64.0 million. The Company has devoted substantially all of its efforts and resources to research and clinical development of innovative systems for the intraoperative diagnosis and treatment of cancers. The RIGS system integrates radiolabeled targeting agents and a radiation-detection instrument. The Company is developing both the radiolabeled targeting agents and radiation-detection instrument components of the RIGS technology. Before commercial revenue can be generated, the Company must complete clinical testing and obtain regulatory approval to market its products. The Company has completed testing in a pivotal Phase III clinical trial for the detection of metastatic colorectal cancer in both the U.S. and Europe. In addition, the Company has completed testing in a separate Phase III clinical trial for primary colorectal cancer in the U.S. Neoprobe is preparing to submit a dossier (i.e. marketing application) to the European regulatory agencies and a Biologic License Application ("BLA") to the FDA for its RIGS product for the detection of metastatic colorectal cancer. In addition, the Company is studying the safety and efficacy of RIGS products for detecting breast, ovarian, and neuroendocrine cancers, and the safety and efficacy of certain cancer therapy products (RIGS/ACT) for colorectal cancers. There can be no assurance that the Company's RIGS products will be approved for marketing by the FDA or any foreign government agency, or that any such products will be successfully introduced or achieve market acceptance.

For the period from inception to March 31, 1996, the Company has incurred cumulative net losses of approximately $46.7 million. The Company does not currently have a RIGS product approved for commercial sale, and does not anticipate commercial sales of sufficient volume to generate positive cash flow until 1998, at the earliest. The Company has incurred, and will continue to incur, substantial expenditures for research and development activities related to bringing its products to the commercial market. The Company intends to devote significant additional funds to clinical testing, manufacturing validation, and other activities required for regulatory review of RIGS products. The amount required to complete such testing will depend upon the outcome of regulatory reviews. The regulatory bodies may require more testing than is currently planned by the Company. There can be no assurance that the Company's RIGS products will be approved for marketing by the FDA or any foreign government agency, or that any such products will be successfully introduced or achieve market acceptance.

As of March 31, 1996, the Company had cash, cash equivalents, and available-for-sale securities of approximately $14.9 million. In April, 1996, the Company completed the sale of 1,750,000 shares of Common Stock at a price of $18.50 per share in a secondary offering. Gross proceeds from this offering were $32,375,000 and proceeds net of underwriting discounts were $30,502,500.

The Company has completed testing in a pivotal Phase III clinical trial for the detection of metastatic colorectal cancer in both the U.S. and Europe. In addition, the Company has completed testing in a separate Phase III clinical trial for primary colorectal cancer in the U.S. Neoprobe is preparing to submit a dossier to the European regulatory agencies and a BLA to the FDA for its RIGS product for the detection of metastatic colorectal cancer. In 1996, regulatory activities related to the RIGScan CR49 product continued to increase as the Company moved closer to submitting an application to begin marketing a colorectal product in Europe and the United States. Consolidated research and development expenses during the first quarter of 1996 were approximately $2.6 million, or 67 percent of total expenses for the year. Consolidated general and administrative expenses were approximately $1.3 million, or 33 percent of total expenses for the period.

MonoCarb is a wholly-owned subsidiary of the Company, located in Lund, Sweden, where it operates a biological manufacturing and purification facility. The Company intends to use the production capability of MonoCarb to produce future RIGScan products. MonoCarb purchased and installed vial filling equipment during 1995. This equipment will be used to prepare the CC49 monoclonal antibody produced by Bio-Intermediair BV for final radiolabeling. The Company anticipates that approximately $850,000 will be needed to cover operating expenses at MonoCarb during 1996.

In 1994, the Company formed Neoprobe (Israel) Ltd. ("Neoprobe (Israel)") to construct and operate a radiolabeling facility for the Company's targeting agents. The Company owns 95 percent of Neoprobe (Israel), with Rotem Industries Ltd., the private arm of the Israeli atomic energy authority ("Rotem") owning the balance and managing the facility. In January 1995, the Company completed negotiations with the Ministry of Finance and the Office of the Chief Scientist in Israel to provide up to $2.5 million in the form of Israeli-government guaranteed non-recourse loans and research grants to Neoprobe (Israel). On August 10, 1995, the Company and Neoprobe (Israel) raised $1.1 million for Neoprobe (Israel) through the issuance of convertible debentures. Costs associated with construction of the facility and operations at Neoprobe (Israel) during 1996 will be financed primarily with government grants and loans guaranteed by the Israeli government, and by funds raised through the sale of the convertible debentures.

During 1996, the Company expects to complete enrollment of patients in the Phase III clinical study for primary colorectal cancer in Europe. The Company will also continue to focus on validating its manufacturing processes for the production of RIGS products and completing the compilation of the applications for colorectal cancer for submission in the United States and in Europe. Additionally, during 1996, the Company anticipates opening new clinical trials for additional cancer types and developing an activated cell therapy application of its RIGS technology (RIGS/ACT). The Company currently anticipates research and development expenses and general and administrative expenses will increase significantly during 1996. A significant portion of the increased general and administrative expenses will be associated with marketing activities in preparation for the commercial launch of the first RIGS product. The Company's estimate of its allocation of cash resources is based on the current state of its business operations and current business plan and current economic and industry conditions, and is subject to revisions due to a variety of factors including, without limitation, additional expenses related to regulatory licensing and research and development, and to reallocation among categories and to new categories. Neoprobe may need to supplement its funding sources from time to time. The Company's expenses are subject to change due to a variety of factors including, without limitation, compliance with United States and foreign regulatory requirements.

At December 31, 1995, the Company had net operating loss carryforwards of approximately $39.2 million to offset future taxable income through 2010. Additionally, the Company has tax credit carryforwards of approximately $1.6 million available to reduce future income tax liability through 2010. Under
Section 382 of the Internal Revenue Code of 1986, as amended, use of prior net operating loss carryforwards is limited after an ownership change. As a result of an ownership change which occurred in March 1989 and in September 1994, the Company's net operating tax loss carryforwards and tax credit carryforwards are subject to the limitations described by Section 382.

In November 1992 and December 1993, the Company issued a total of approximately
2.3 million Class E Redeemable Common Stock Purchase Warrants ("Class E Warrants"). These warrants are exercisable over a three-year period beginning November 10, 1993 and expire on November 12, 1996. The Class E Warrants entitle the holder to purchase one share of Common Stock for $6.50 per share. To the extent that theses warrants are exercised, the proceeds from the exercise of all the Class E Warrants would be approximately $15 million. However, there can be no assurance that these warrants will be exercised, due to a variety of factors, including the possible volatility of the price of the Company's Common Stock.

RESULTS OF OPERATIONS

From inception through 1993, the Company's revenue had been primarily from the sale of radiation-detection instruments to clinical and collaborative sites and interest earned on investments. MonoCarb generated sales of serology products of approximately $850,000 and $803,000 during the years ended December 31, 1994 and 1995, respectively. All remaining sales during these periods were from the sale of instruments. The Company does not anticipate having significant revenue from the sale of its RIGS products for at least the next 24 months.

Three months ended March 31, 1995 and 1996. For the period ended March 31, 1995, the Company had net sales of $273,023, consisting primarily of sales by MonoCarb of blood serology products of approximately $225,000 and sales of radiation-detection instruments of approximately $50,000. During this same period in 1995, interest income and other income were $49,164 and $176,539 respectively. Interest income was from the investment of net proceeds from the company's financing activities. Other income included the recovery of a $150,000 advance to a former underwriter and principal stockholder. For the period ended March 31, 1996, the Company had net sales of $196,397, consisting primarily of sales by MonoCarb of approximately $186,000. Interest income was $234,828 for this period. There were no sales of radiation-detection instruments to investigational sites nor under clinical trial agreements for either period.

Research and development expenses increased from $1,954,242 in 1995, to $2,552,746 in 1996. These expenses reflect the activities associated with conducting clinical trials, including patient enrollment, training, and compliance with all regulatory concerns of the Food and Drug Administration ("FDA") and European regulatory authorities. Also included in these expenses are other costs such as consulting services of experts, and product development costs. The increase in research and development expenses from 1995 to 1996 is primarily from an increase in contracted services and regulatory expenses associated with preparation of the marketing applications for the US and Europe. The Company expects these expenses to continue to increase during the second and third quarters of 1996.

General and administrative expenses increased from $914,797 in 1995, to $1,272,9712 in 1996. These expenses reflect the activities associated with business development and corporate administration. The increase in general and administrative expenses from 1995 to 1996 is primarily from wages and benefits, contracted services, and other expenses. Wages and benefits increased as a result of additional staff added during the first quarter. Contracted services increased as a result of costs associated with the production of the Company's annual report. The increase in other expenses primarily consists of increases in recruiting, travel, and taxes.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 2.  CHANGES IN SECURITY

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A)  LIST OF EXHIBITS AND FINANCIAL STATEMENTS INCORPORATED BY
              REFERENCE

            (4)     INSTRUMENTS DEFINING THE RIGHTS OF HOLDERS, INCLUDING
                    INDENTURES

           4.1. See Articles FOUR, FIVE, SIX and SEVEN of the Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K, as amended, for July 18, 1995; Commission File No. 0-20676).

           4.2.     See Articles II and VI and Section 2 of Article III and
                    Section 4 of Article VII of the Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K for July 18, 1995; Commission File No. 0-20676).

           4.3. Specimen of Class E Redeemable Common Stock Purchase Warrant certificate (incorporated by reference to Exhibit 4.9 to the registration statement on Form S-1, No. 33-51446).

           4.4. Warrant Agreement dated November 10, 1992 between Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992; Commission File No. 0- 20676 (the "1992 Form 10-KSB")).

           4.5. Supplemental Warrant Agreement dated November 12, 1993 between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.5 of registration statement on Form S-3, No. 33-72658).

           4.6. Rights Agreement dated as of July 18, 1995 between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 1 of the registration statement on Form 8-A; Commission File No. 0-20676).

            (10)    MATERIAL CONTRACTS.

           10.1.1. - 10.1.21.               Reserved.

           10.2.1.  - 10.3.32. Reserved.

           10.3.33. Investment Agreement dated January 31, 1996 between the Registrant and XTL Biopharmaceuticals, Ltd. ("XTL")

           10.3.34. $1,500,000 5% Convertible Subordinated Debenture Due February 13, 1998 of XTL issued to registrant on February 13, 1996

           10.3.35. Investors' Rights Agreement dated February 5, 1996 between registrant and XTL

           10.3.36. Warrant to purchase Class A Common Shares of XTL issued to registrant on February 13, 1996

           10.3.37. Research and Development Agreement dated February 13, 1996 between registrant and XTL (filed pursuant to Rule 24b-2 under which the registrant has requested confidential treatment of certain portions of this exhibit).

           10.3.38. Sublicense Agreement dated February 13, 1996 between registrant and XTL (filed pursuant to Rule 24b-2 under which the registrant has requested confidential treatment of certain portions of this exhibit).

           10.3.39. Limited Liability Company Agreement dated February 22, 1996 between Registrant and Peptor Corp.

           10.3.40 Subscription and Option Agreement dated March 14, 1996 between registrant and Cira Technologies Inc.

           10.3.41. Amendment to License Agreement and Development Agreement dated March 28, 1996 between Registrant and Enzon, Inc. (incorporated by reference to Exhibit 4.11 of Post-Effective Amendment No. 2 to registration statement on Form S-3,
                    No. 33-86000).

           (11)     STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS.

           11.1.    Computation of Net Loss Per Share.

           (27)     FINANCIAL DATA SCHEDULE.

           27.1.    Financial Data Schedule.

         (B)  REPORTS ON FORM 8-K.

              A current report on Form 8-K dated March 22, 1996 was filed by the Registrant reporting under Item 5 (Other Events) a press release issued by the Registrant relating to initial results of multicenter trials presented at the Society of Surgical Oncology Symposium.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NEOPROBE CORPORATION
                                         (Registrant)



                                     By:  /s/ David C. Bupp
                                          -------------------------------------
                                          President and Chief Operating Officer

Dated: May 13, 1996




                                     By:  /s/ John Schroepfer
                                          -------------------------------------
                                          John Schroepfer, Vice President
                                          Finance & Administration
                                          (Principal Financial and Accounting
                                          Officer)

                                  EXHIBIT INDEX


  EXHIBIT                                                                          PAGE IN MANUALLY
   NUMBER                       DESCRIPTION                                        SIGNED ORIGINAL

   4.1.     See Articles FOUR, FIVE, SIX and SEVEN of the Restated
            Certificate of Incorporation of the Registrant (incorporated                  *
            by reference to Exhibit 99.2 to the Registrant's Current
            Report on Form 8-K, as amended, for July 18, 1995;
            Commission File No. 0-20676).

   4.2.     See Articles II and VI and Section 2 of Article III and
            Section 4 of Article VII of the Amended and Restated By-Laws
            of the Registrant (incorporated by reference to Exhibit 99.4                  *
            to the Registrant's Current Report on Form 8-K for July 18,
            1995; Commission File No. 0-20676).

   4.3.     Specimen of Class E Redeemable Common Stock Purchase Warrant
            certificate (incorporated by reference to Exhibit 4.9 to the                  *
            registration statement on Form S-1, No. 33-51446).

   4.4.     Warrant Agreement dated November 10, 1992 between Registrant and Continental Stock Transfer & Trust Company (incorporated
            by reference to Exhibit 4.4 to the Registrant's Annual                        *
            Report on Form 10-KSB for the fiscal year ended December 31,
            1992; Commission File No. 0- 20676 (the "1992 Form
            10-KSB")).

   4.5.     Supplemental Warrant Agreement dated November 12, 1993
            between the Registrant and Continental Stock Transfer &
            Trust Company (incorporated by reference to Exhibit 4.5 of                    *
            registration statement on Form S-3, No. 33-72658).

   4.6.     Rights Agreement dated as of July 18, 1995 between the
            Registrant and Continental Stock Transfer & Trust Company
            (incorporated by reference to Exhibit 1 of the registration                   *
            statement on Form 8-A; Commission File No. 0-20676).

   10.3.33. Investment Agreement dated January 31, 1996 between the
            Registrant and XTL Biopharmaceuticals, Ltd. ("XTL")                          16

   10.3.34. $1,500,000 5% Convertible Subordinated Debenture Due
            February 13, 1998 of XTL issued to registrant on                             39
            February 13, 1996

   10.3.35. Investors' Rights Agreement dated February 5, 1996                           52
            between registrant and XTL

   10.3.36. Warrant to purchase Class A Common Shares of XTL issued                      71
            to registrant on February 13, 1996

   10.3.37. Research and Development Agreement dated February 13, 1996                   82
            between registrant and XTL (filed pursuant to Rule 24b-2
            under which the registrant has requested confidential
            treatment of certain portions of this exhibit).

   10.3.38. Sublicense Agreement dated February 13, 1996 between registrant
            and XTL (filed pursuant to Rule 24b-2 under which the registrant             96
            has requested confidential treatment of certain portions of this exhibit).

   10.3.39. Limited Liability Company Agreement dated February 22, 1996                 104
            between Registrant and Peptor Corp.

   10.3.40. Subscription and Option Agreement dated March 14, 1996                      123
            between registrant and Cira Technologies Inc.

   10.3.41. Amendment to License Agreement and Development Agreement                      *
            dated March 28, 1996 between Registrant and Enzon, Inc.
            (incorporated by reference to Exhibit 4.11 of Post-Effective
            Amendment No. 2 to registration statement on Form S-3,
            No. 33-86000).

   11.1.    Computation of Net Loss Per Share                                           142

   27.1.    Financial Data Schedule (submitted electronically for
            SEC information only).

* Incorporated by reference