Form 10QSB
period 1996-06-30
NEOPROBE CORP
filed 1996-08-14
CIK 810509

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     (MARK ONE)

          /X/   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1996

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

                                YES /X/   NO / /

          20,117,937 SHARES OF COMMON STOCK, PAR VALUE $.001 PER SHARE
                   (Number of shares of issuer's common equity
           outstanding as of the close of business on August 8, 1996)

Transitional Small Business Disclosure Format (check one): YES / /    NO /X/

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                      NEOPROBE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET

                                                         DECEMBER 31,       JUNE 30,
ASSETS                                                       1995             1996
                                                             ----             ----

Current assets:
  Cash and cash equivalents                               $10,032,973       $29,596,610
  Available-for-sale securities                             7,279,659        13,329,875
  Stock subscriptions receivable                            1,262,513                 0
  Accounts receivable:
     Trade                                                    176,434           128,397
     Related parties                                            7,896                 0
  Inventory                                                   473,004           331,693
  Prepaid expenses and other current assets                   784,016         1,435,118
                                                          -----------       -----------

     Total current assets                                  20,016,495        44,821,693
                                                          -----------       -----------

Long term investment                                                0         1,500,078

Property and equipment, at cost, net of accumulated
  depreciation and amortization                             3,565,272         4,336,409

Intangible assets, net of accumulated amortization            523,249         2,555,400
Other assets                                                   40,314            52,290
                                                          -----------       -----------

      Total assets                                        $24,145,330       $53,265,870
                                                          ===========       ===========


The accompanying notes are an integral part of the consolidated financial statements.

                      NEOPROBE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET


                                                                                       DECEMBER 31,            JUNE 30,
                                                                                           1995                  1996
                                                                                       ------------            --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable:
       Trade                                                                           $  1,558,916         $  1,286,390
       Related parties                                                                       25,838                    0
    Accrued expenses                                                                        957,049            1,048,977
    Notes payable to finance company                                                        128,487               31,777
    Capital lease obligation, current                                                       244,348              174,777
                                                                                       ------------         ------------

       Total current liabilities                                                          2,914,638            2,541,921
                                                                                       ------------         ------------

 Long term debt                                                                           1,100,000              550,000
 Capital lease obligation                                                                    82,043               22,450
                                                                                       ------------         ------------

       Total liabilities                                                                  4,096,681            3,114,371
                                                                                       ------------         ------------

 Commitments and contingencies

 Stockholders' equity:
   Preferred stock; $.001 par value; 5,000,000 shares authorized at December 31,
    1995 and June 30, 1996; none outstanding (500,000 shares designated as
    Series A, $.001 par value, at June 30, 1996; none
    outstanding)                                                                                 --                   --
   Common stock; $.001 par value; 50,000,000 shares authorized,
    17,534,800 and 20,057,125 shares issued; 17,334,800 and 19,957,125 shares outstanding at December 31, 1995 and
    June 30, 1996, respectively                                                              17,335               19,957
 Additional paid in capital                                                              62,964,787          101,127,897
 Deficit accumulated during development stage                                           (43,146,860)         (51,095,677)
 Unrealized gain (loss) on available-for-sale securities                                     46,480              (77,311)
 Cumulative foreign currency translation adjustment                                         166,907              176,633
                                                                                       ------------         ------------

    Total stockholders' equity                                                           20,048,649           50,151,499
                                                                                       ------------         ------------

 Total liabilities and stockholders' equity                                            $ 24,145,330         $ 53,265,870
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

                                       NEOPROBE CORPORATION AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                                     NOVEMBER 16,
                                                                                                                         1983
                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED             (INCEPTION)
                                                          JUNE 30,                           JUNE 30,                 TO JUNE 30,
                                                   1995             1996               1995            1996              1996
                                                   ----             ----               ----            ----              ----


Net sales                                    $   277,985       $   159,419       $   551,008      $    355,816      $  3,243,627
Cost of goods sold                               165,504            79,233           322,897           229,974         1,681,498
                                             -----------       -----------       -----------      ------------      ------------
      Gross profit                               112,481            80,186           228,111           125,842         1,562,129
                                             -----------       -----------       -----------      ------------      ------------

Operating expenses:
   Research and development expenses:
     Wages and benefits                          699,014           979,290         1,480,778         1,839,252        11,010,210
     Contracted services                         227,480           674,149           589,138         1,325,896         5,863,343
     Clinical trials                             578,967         1,849,775         1,268,058         2,655,676        15,488,868
     Other                                       197,056           270,420           318,785           505,556         2,780,532
                                             -----------       -----------       -----------      ------------      ------------
       Total research and development          1,702,517         3,773,634         3,656,759         6,326,380        35,142,953
                                             -----------       -----------       -----------      ------------      ------------

General and administrative expenses:
   Wages and benefits                            235,459           393,181           487,734           716,692         5,955,887
   Contracted services                            70,695           153,478           135,201           298,626         2,450,610
   Professional services                         113,155           173,618           232,480           338,767         3,051,858
   Depreciation and amortization                 134,468           166,110           271,015           303,576         1,844,178
   Other                                         416,369           602,120           758,513         1,103,818         7,463,297
                                             -----------       -----------       -----------      ------------      ------------
       Total general and administrative          970,146         1,488,507         1,884,943         2,761,479        20,765,830
                                             -----------       -----------       -----------      ------------      ------------
Loss from operations                          (2,560,182)       (5,181,955)       (5,313,591)       (8,962,017)      (54,346,654)
                                             -----------       -----------       -----------      ------------      ------------

Other income (expense):
   Interest income                                99,568           568,495           148,732           803,323         2,389,363
   Interest expense                              (26,552)          (11,075)          (40,425)          (21,287)         (443,891)
   Gain (loss) on foreign currency
     transactions                                  4,214            (8,905)            4,495           (18,402)          (19,606)
   Other                                            (100)          234,822           176,439           249,566         1,245,758
   Minority interest                                   0                 0                 0                 0            79,353
                                             -----------       -----------       -----------      ------------      ------------
       Total other income                         77,130           783,337           289,241         1,013,200         3,250,977
                                             -----------       -----------       -----------      ------------      ------------
       Net loss                              $(2,483,052)      $(4,398,618)      $(5,024,350)     $ (7,948,817)     $(51,095,677)
                                             ===========       ===========       ===========      ============      ============
Earnings per share data:
   Net loss per share of common stock        $     (0.18)      $     (0.22)     $      (0.39)     $      (0.43)
                                             -----------       -----------       -----------      ------------

   Shares used in computing net loss
     per share                                14,023,086        19,740,705        12,939,885        18,580,659
                                             -----------       -----------       -----------      ------------


The accompanying notes are an integral part of the consolidated financial statements.

                      NEOPROBE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                   NOVEMBER 16,
                                                                                                       1983
                                                                   SIX MONTHS ENDED                (INCEPTION)
                                                                        JUNE 30,                   TO JUNE 30,
                                                               1995                1996               1996
                                                           -----------         -----------        -------------

Net cash used in operating activities                      $(4,335,467)        $(7,234,086)       $(47,354,798)

Cash flows from investing activities:
   Purchase of available-for-sale securities                (7,800,000)        (35,393,239)        (80,005,511)

Proceeds from sale of available-for-sale securities          1,147,428          25,726,484          44,108,641
Maturities of available-for-sale securities                  6,763,965           3,500,000          22,482,742
Other                                                         (364,025)         (1,088,590)         (4,704,082)
                                                           -----------         -----------        ------------

   Net cash used in investing activities                      (252,632)         (7,255,345)        (18,118,210)
                                                           -----------         -----------        ------------

Cash flows from financing activities:
   Issuance of common stock, net                            13,632,895          34,286,997          85,988,717
   Other                                                      (179,558)           (226,064)          9,087,691
                                                           -----------         -----------        ------------

   Net cash provided by financing activities                13,453,337          34,060,933          95,076,408
                                                           -----------         -----------        ------------

Effect of exchange rate changes on cash                          2,074              (7,865)             (6,790)
                                                           -----------         -----------        ------------

   Net increase in cash and cash equivalents                 8,867,312          19,563,637          29,596,610

Cash and cash equivalents at beginning of period               500,775          10,032,973                   0
                                                           -----------         -----------        ------------

   Cash and cash equivalents at end of period              $ 9,368,087         $29,596,610        $ 29,596,610
                                                           ===========         ===========        ============


The accompanying notes are an integral part of the consolidated financial statements.

                      NEOPROBE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The information presented for June 30, 1995 and 1996, and for the periods then ended is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) which the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results for the interim period are not necessarily indicative of results to be expected for the year. The financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, which were included as part of the Company's Annual Report on Form 10-KSB (file no. 0-20676).

     The Company is a development stage enterprise engaged in the development and commercialization of technologies for the diagnosis and treatment of cancers. There can be no assurance that the Company will be able to commercialize its proposed products. There can also be no assurance that adequate financing will be available when needed or on terms attractive to the Company.

2.   INVENTORY

     The components of inventory are as follows:

                                                    DECEMBER 31,            JUNE 30,
                                                        1995                  1996
                                                    ------------            --------

         Materials and component parts                $101,886              $109,727
         Work-in-process                               107,786                     0
         Finished goods                                263,332               221,966
                                                       -------               -------
                                                      $473,004              $331,693
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

4.   STOCK OPTIONS

     In January 1996, the Compensation Committee granted options to certain directors, officers, and employees of the Company under the Neoprobe Corporation Incentive Stock Option and Restricted Stock Purchase Plan (the "Plan") for 295,200 shares of common stock, exercisable at $15.75 per share, 50,000 vesting upon the meeting of certain milestones. Currently, the Company has 1,938,192 options outstanding under the Plan, and 1,021,680 options have vested as of June 30, 1996.

5.   EQUITY

     In April 1996, the Company completed the sale of 1,750,000 shares of common stock in a public secondary offering at an offering price to the public of $18.50. Proceeds to the Company from this offering, net of the underwriters' discount, was approximately $30.5 million.

     During April 1996, in exchange for exclusive license to certain technology, the Company issued 124,805 shares of common stock to The Dow Chemical Company ("Dow", Note 6).

     During June 1996, Enzon, Inc. ("Enzon") exercised warrants to purchase 50,000 shares and 100,000 shares of common stock of the Company at prices of $6.30 per share and $12.60 per share, respectively, which had been granted under the License Agreement and Development Agreement (Note 6).

6.   AGREEMENTS

     In February 1996, the Company and XTL Biopharmaceuticals Ltd. ("XTL") executed a series of agreements, including an Investment Agreement and a Research and Development Agreement whereby XTL will perform specific research activities using XTL's proprietary technology for the development of future products for the Company. The Company purchased $1.5 million of convertible debentures of XTL, convertible into approximately a 15% equity interest in XTL as of the date of purchase. The Company also acquired a warrant affording Neoprobe the option to purchase an additional 10% equity interest in XTL. Neoprobe issued 125,000 shares of common stock to XTL in exchange for the convertible debentures, warrant, and product development activities.

     In March 1996, the Company and Enzon executed an Amendment to the License Agreement and Development Agreement. Pursuant to the Amendment, a Development Agreement executed between the parties on August 15, 1992 has been terminated in all respects.

     In March 1996, the Company executed a Subscription and Option Agreement with Cira Technologies, Inc. ("Cira"), under which the Company received a 10 percent equity interest in Cira and an option to increase its interest in Cira to 25 percent at a price to be determined based on the future value of Cira subject to a cap and a floor. Currently, the Company's Chairman and CEO is a director of and a principal shareholder in Cira. Additionally, a partner of a law firm, who is a director of the Company which provides various legal services to the Company, is a shareholder of Cira. The Company and Cira also entered into an agreement under which the Company will provide financial, clinical, and technical support to Cira for Cira to conduct a clinical study using Cira's technology, and the Company will have an option to acquire an exclusive global license for Cira's technology. The Company's financial commitment for this clinical study is capped at $500,000, and the Company has the right to terminate the Agreement upon review of interim results of the clinical study.

     In May 1996, the Company executed two License Agreements with Dow whereby the Company was granted exclusive licenses to several technologies covered by patents held by Dow for use in the Company's development and commercialization of detective and therapeutic products. In exchange, the Company issued Dow 124,805 shares of common stock valued at approximately $2 million. In addition, the Company agreed to make lump sum payments to Dow following marketing approval of certain initial products and on achieving certain sales milestones. Dow will also be paid royalties based on continuing net sales. The initial cost of the License Agreements was recorded as an intangible asset as of June 30, 1996. The Company is in the process of evaluating the various technologies covered by the License Agreements for purposes of allocating costs to each patented technology. The Company evaluates the recoverability of carrying values of intangible assets on a recurring basis. Management believes that no significant impairment of the intangible asset associated with the License Agreements has occurred.

7.   CONTINGENCIES

     During June 1996, the Company and other additional parties were granted their motion to dismiss as defendants in the In re Blech Securities litigation pending in the United States District Court for the Southern District of New York. The Company is not involved in any other substantial litigation.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has devoted substantially all of its efforts and resources to research and clinical development of innovative systems for the intraoperative diagnosis and treatment of cancers. The RIGS system integrates radiolabeled targeting agents and a radiation detection instrument. The Company is developing both the radiolabeled targeting agents and radiation-detection instrument components of the RIGS technology. The Company has completed testing in pivotal Phase III clinical trials in both the U.S. and Europe for the detection of metastatic colorectal cancer. In addition, the Company has completed testing in a separate Phase III clinical trial for primary colorectal cancer in the U.S. However, the Company must obtain regulatory approval to market its products before commercial revenue can be generated. During July 1996, European regulatory agencies announced they had agreed to review a dossier (i.e. marketing application) submitted by the Company in May 1996 for its RIGS product for the detection of metastatic colorectal cancer. The Company plans to submit a similar Biologic License Application ("BLA") to the U.S. Food and Drug Administration ("FDA") during the second half of 1996. In addition, the Company is studying the safety and efficacy of RIGS products for detecting breast, ovarian, and neuroendocrine cancers, and the safety and efficacy of certain cancer therapy products (RIGS/ACT) for colorectal cancers. There can be no assurance that the Company's RIGS products will be approved for marketing by the FDA or any foreign government agency, or that any such products will be successfully introduced or achieve market acceptance.

For the period from inception to June 30, 1996, the Company has incurred cumulative net losses of approximately $51.1 million. The Company does not currently have a RIGS product approved for commercial sale, and does not anticipate commercial sales of sufficient volume to generate positive cash flow until 1998, at the earliest. The Company has incurred, and will continue to incur, substantial expenditures for research and development activities related to bringing its products to the commercial market. The Company intends to devote significant additional funds to clinical testing, manufacturing validation, and other activities required for regulatory review of RIGS products. The amount required to complete such testing will depend upon the outcome of regulatory reviews. The regulatory bodies may require more testing than is currently planned by the Company. There can be no assurance that the Company's RIGS products will be approved for marketing by the FDA or any foreign government agency, or that any such products will be successfully introduced or achieve market acceptance.

Since inception, the Company has financed its operations primarily through private and public offerings of its equity securities, from which it has raised gross proceeds of approximately $102.0 million. In April, 1996, the Company completed the sale of 1,750,000 shares of Common Stock at a price of $18.50 per share in a secondary offering. Gross proceeds from this offering were $32.4 million and proceeds net of underwriting discounts were $30.5 million. As of June 30, 1996, the Company had cash, cash equivalents, and available-for-sale securities of $42.9 million.

New MonoCarb AB ("MonoCarb") is a wholly-owned subsidiary of the Company, located in Lund, Sweden, where it operates a biological manufacturing and purification facility. The Company intends to use the production capability of MonoCarb to produce future RIGScan products. MonoCarb purchased and installed vial filling equipment during 1995. This equipment will be used to prepare the CC49 monoclonal antibody, produced by Bio-Intermediair BV under a manufacturing and supply agreement with the Company, for final radiolabeling. The Company advanced MonoCarb funds during the first half of 1996 to cover capital expenditures of approximately $490,000 and operating expenses of approximately $570,000. The Company anticipates advancing an additional $425,000 during the second half of 1996 to cover operating expenses.

In 1994, the Company formed Neoprobe (Israel) Ltd. ("Neoprobe (Israel)") to construct and operate a radiolabeling facility for the Company's targeting agents. The Company owns 95 percent of Neoprobe (Israel), with Rotem Industries Ltd., the private arm of the Israeli atomic energy authority ("Rotem") owning the balance and managing the facility. In January 1995, the Company completed negotiations with the Ministry of Finance and the Office of the Chief Scientist in Israel to provide up to $2.5 million in the form of Israeli-government guaranteed non-recourse loans and research grants to Neoprobe (Israel). On August 10, 1995, the Company and Neoprobe (Israel) raised $1.1 million for Neoprobe (Israel) through the issuance of convertible debentures. Costs associated with construction of the facility and operations at Neoprobe (Israel) during 1996 will be financed primarily with government grants and loans guaranteed by the Israeli government.

In 1996, regulatory activities related to the RIGScan CR49 product continued to increase as the Company submitted an application to begin marketing a colorectal product in Europe and prepared to submit a similar application in the United States. Consolidated research and development expenses during the second quarter of 1996 were approximately $3.8 million, or 72 percent of total expenses for the quarter. Consolidated general and administrative expenses were approximately $1.5 million, or 28 percent of total expenses for the period.

The Company anticipates that 1996 research and development expenses and general and administrative expenses will increase significantly over 1995 expenditures. During 1996, the Company expects to complete enrollment of patients in the Phase III clinical study for primary colorectal cancer in Europe. The Company will also continue to focus on validating its manufacturing processes for the production of RIGS products and completing the compilation of the applications for colorectal cancer for submission in the United States. Additionally, during 1996, the Company anticipates opening new clinical trials for additional cancer types and developing an activated cell therapy application of its RIGS technology (RIGS/ACT). A significant portion of the increased general and administrative expenses will be associated with marketing activities in preparation for the commercial launch of the first RIGS product. The Company's estimate of its allocation of cash resources is based on the current state of its business operations and current business plan and current industry and economic conditions, and is subject to revisions due to a variety of factors including without limitation, additional expenses related to regulatory licensing and research and development, and to reallocation among categories and to new categories. Neoprobe may need to supplement its funding sources from time to time.

In November 1992 and December 1993, the Company issued a total of approximately
2.3 million Class E Redeemable Common Stock Purchase Warrants ("Class E Warrants"). These warrants are exercisable over a three-year period beginning November 10, 1993 and expire on November 12, 1996. The Class E Warrants entitle the holder to purchase one share of Common Stock for $6.50 per share. As of June 30, 1996, approximately 2,298,000 of the Class E Warrants were outstanding. To the extent that these warrants are exercised, the proceeds from the exercise of all the Class E Warrants would be approximately $15 million. However, there can be no assurance that these warrants will be exercised, due to a variety of factors, including the possible volatility of the price of the Company's Common Stock.

At December 31, 1995, the Company had net operating loss carryforwards of approximately $39.2 million to offset future taxable income through 2010. Additionally, the Company has tax credit carryforwards of approximately $1.6 million available to reduce future income tax liability through 2010. Under
Section 382 of the Internal Revenue Code of 1986, as amended, use of prior net operating loss carryforwards is limited after an ownership change. As a result of ownership changes which occurred in March 1989 and in September 1994, the Company*s net operating tax loss carryforwards and tax credit carryforwards are subject to the limitations described by Section 382.

RESULTS OF OPERATIONS

From inception through 1993, the Company's revenue had been primarily from the sale of radiation detection instruments to clinical and collaborative sites and interest earned on investments. MonoCarb generated sales of serology products of approximately $850,000 and $803,000 during the years ended December 31, 1994 and 1995, respectively. All remaining sales during these periods were from the sale of instruments. The Company does not anticipate having significant revenue from the sale of its RIGS products for at least the next 21 months.

Three months ended June 30, 1995 and 1996. For the three-month period ended June 30, 1995, the Company had net sales of approximately $277,000 consisting of sales by MonoCarb of blood serology products of $225,000 and sales of radiation-detection instruments of $52,000. Interest income generated during this same period from investment of net proceeds from the company's financing activities was approximately $100,000. For the three-month period ended June 30, 1996, the Company had net sales of approximately $159,000 consisting sales of blood serology products by MonoCarb of approximately $104,000 and sales of radiation-detection instruments of approximately $55,000. Interest income and other income were approximately $568,000 and $234,000, respectively, for this period. The increase in interest income over the same quarter of the prior year is due to the increase in cash, cash equivalents and available-for-sale securities. Other income for the quarter included approximately $250,000 related to fees from a potential marketing partner for continuation of their option to market the Company's products in parts of Asia offset by approximately $20,000 in other expenses. There were no sales of radiation-detection instruments to investigational sites nor under clinical trial agreements for either period.

Research and development expenses increased from $1.7 million in 1995 to $3.8 million in 1996. These expenses reflect the activities associated with conducting clinical trials, including patient enrollment, training, compliance with all regulatory concerns of the FDA and European regulatory authorities and manufacturing validation testing of the Company's production facilities. Also included in these expenses are other costs such as consulting services of experts, and product development costs. The increase in research and development expenses from 1995 to 1996 is the combined result of an increase in clinical trial expenses from approximately $579,000 in 1995 to $1.8 million in 1996 related to preparation of marketing applications and an increase in contracted services from approximately $227,000 in 1995 to approximately $674,000 in 1996 related to manufacturing validation testing. The Company expects these expenses to continue during the third quarter of 1996.

General and administrative expenses increased from $1.0 million in 1995 to $1.5 million in 1996. These expenses reflect the activities associated with business development and corporate administration. The increase in general and administrative expenses from 1995 to 1996 is primarily from wages and benefits, contracted and professional services, and other expenses. Wages and benefits increased as a result of additional staff added during the second quarter. Contracted services increased primarily as a result of fees associated with consulting on various agreements and ventures the Company has considered or entered into. Other expense has increased primarily related to depreciation on fixed asset additions, leasing costs, recruiting, travel and taxes.

Six months ended June 30, 1995 and 1996. During the six-month period ended June 30, 1995 the Company had net sales of approximately $551,000 and interest and other income of approximately $148,000 and $176,000, respectively. Product revenue was primarily from the sale of blood group serology products by MonoCarb, interest income was from the investment of the net proceeds from the Company's financing activities and other income included the recovery of a $150,000 advance to a former underwriter and principal stockholder. During the same period in 1996, the Company had net sales of approximately $356,000 and interest and other income of approximately $803,000 and $250,000, respectively. The increase in interest income over the same period of the prior year is due to the increase in cash, cash equivalents and available-for-sale securities. Other income included approximately $230,000 related to fees from a potential marketing partner for continuation of their option to market the Company's product in parts of Asia. There were no sales of radiation-detection instruments to investigational sites nor under clinical trial agreements for either period.

Research and development expenses increased from $3.7 million in the first half of 1995 to $6.3 million in the first half of 1996. These expenses reflect the activities associated with conducting clinical trials, including patient enrollment, training, compliance with all regulatory concerns of the FDA and European regulatory authorities and manufacturing validation testing of the Company's production facilities. Also included in these expenses are other costs such as consulting services of experts, and product development costs. This increase in research and development expenses was the combined result of increases in contracted services from approximately $589,000 in 1995 to $1.3 million in 1996 related to manufacturing validation testing and increases in clinical trial expenses from $1.3 million in 1995 to $2.7 million in 1996 related to preparing the U.S. and European marketing applications.

General and administrative expenses increased from $1.9 million in the first half of 1995 to $2.8 million in the first half of 1996. The 1996 increase was primarily a result of increased wages and benefits, contracted services and other expenses. Wages and benefits increased as a result of additional staff added during the first half of the year. Contracted services increased primarily as a result of fees associated with consulting on various agreements and ventures the Company has considered or entered into and costs associated with the Company's annual report. Other expense has increased primarily related to depreciation on fixed asset additions, leasing costs, recruiting, travel and taxes.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In June 1996 a lawsuit against the Registrant was terminated by dismissal. The Registrant was named as an additional party defendant in the In Re Blech Securities litigation pending in the United States District Court for the Southern District of New York before Judge Robert Sweet in March 1995. The plaintiffs were eight named individuals who were alleged to be representatives of a class of securities purchasers. The defendants included David Blech, who was a principal stockholder of the Registrant until September 1994, Mark Germain, who was a director of the Registrant until September 1994, D. Blech & Co., a registered broker-dealer owned by Mr. Blech, trustees of certain trusts established by Mr. Blech, Bear Stearns & Co., Baird Patrick & Co., Parag Saxena and Chancellor Capital Corp., as well as the Registrant and 10 other corporations of which Mr. Blech was a principal stockholder (the "Corporate Defendants"). The complaint alleged that David Blech and D. Blech & Co. conducted a scheme intended to artificially inflate the prices of securities issued by corporations Mr. Blech controlled; that Mr. Blech, D. Blech & Co. and corporations controlled by Mr. Blech gave or sold cheap stock to fund managers in order to induce them to participate in this scheme; and that David Blech, his trusts, D. Blech & Co., Baird Patrick, Bear Stearns, the Corporate Defendants and unnamed other persons engaged in sham transactions, including "round trip" sales, for the purpose of artificially inflating trading volumes and securities of corporations controlled by Mr. Blech and maintaining their trading prices. The complaint alleged that David Blech was the controlling person and Mark Germain was a director of the Corporate Defendants and that the knowledge and participation of Messrs. Blech and Germain in the alleged scheme were the responsibility of the Corporate Defendants. The complaint also alleged that the Corporate Defendants actively engaged in the alleged scheme and benefited from it. The complaint further alleged that all of the defendants engaged in a conspiracy to manipulate the market and failed to disclose truthful information about the true value of securities issued by corporations controlled by Mr. Blech. The complaint alleged violations of Securities and Exchange Commission Rule 10b-5 and common law fraud by all defendants, violations of the Racketeer Influenced Corrupt Organizations Act (RICO) by defendants other than the Corporate Defendants and liability under Securities Exchange Act Section 20(a), as the liability of controlling persons, by Messrs. Blech and Germain and D. Blech & Co., Baird Patrick and Bear Stearns. The amount of damages requested was not specified in the complaint. In June 1996, Judge Sweet dismissed the allegations against the Registrant and the other Corporate Defendants because the plaintiffs had failed to identify the alleged fraudulent acts of the Registrant and the other Corporate Defendants with the specificity required by federal law. The dismissal terminated the action against the Registrant without any findings of liability against Registrant in July 1996. The Judge's Order can still be appealed.

ITEM 2.  CHANGES IN SECURITIES

     Information in response to this item was previously reported by Registrant in a current report on Form 8-K dated June 20, 1996.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Information in response to this item was previously reported by Registrant in a current report on Form 8-K dated June 20, 1996.

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  LIST OF EXHIBITS AND FINANCIAL STATEMENTS INCORPORATED BY REFERENCE

           (3)      ARTICLES OF INCORPORATION AND BY-LAWS

           3.1. Restated Certificate of Incorporation of Neoprobe Corporation, as corrected February 18, 1994 and as amended June 27, 1994, July 25, 1995 and June 3, 1996 (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated June 20, 1996; Commission File No. 0-20676).

           3.2. Amended and Restated By-Laws dated July 21, 1993 (as amended July 18, 1995 and May 30, 1996) (incorporated by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K dated June 20, 1996; Commission File No. 0-20676).

           (4)      INSTRUMENTS DEFINING THE RIGHTS OF HOLDERS, INCLUDING
                    INDENTURES

           4.1. See Articles FOUR, FIVE, SIX and SEVEN of the Restated Certificate of Incorporation of the Registrant (see Exhibit 3.1).

           4.2.     See Articles II and VI and Section 2 of Article III and
                    Section 4 of Article VII of the Amended and Restated By-Laws of the Registrant (see Exhibit 3.2).

           4.3. Specimen of Class E Redeemable Common Stock Purchase Warrant certificate (incorporated by reference to Exhibit 4.9 to the registration statement on Form S-1; No. 33-51446).

           4.4. Warrant Agreement dated November 10, 1992 between Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992; Commission File No. 0-20676).

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

            (10)    MATERIAL CONTRACTS.

           10.1.1. - 10.1.25.       Reserved.

           10.1.26. Underwriting Agreement dated April 2, 1996 with Montgomery Securities and Raymond James & Associates, Inc. (incorporated by reference to Exhibit 1.1 to Registrant's Current Report on Form 8-K dated April 2, 1996; Commission File No. 0-20676).

           10.2.1. - 10.2.30.       Reserved.

           10.2.31. Employment Agreement dated as of January 1, 1996 with John
                    L. Ridihalgh.

           10.2.32. Employment Agreement dated as of January 1, 1996 with David
                    C. Bupp.

           10.2.33. 1996 Stock Incentive Plan.

           10.3.1. - 10.3.41.       Reserved.

           10.3.42. Supply Agreement dated April 1, 1996 beween Neoprobe-Peptor JV L.L.C. and Peptor Ltd. (filed pursuant to Rule 24b-2 under which the Registrant has requested confidential treatment of certain portions of this exhibit).

           10.3.43. Supply Agreement dated April 1, 1996 between Neoprobe-Peptor JV L.L.C. and Neoprobe (Israel) Ltd. (filed pursuant to Rule 24b-2 under which the Registrant has requested confidential treatment of certain portions of this exhibit).

           10.3.44. Technology Option Agreement dated as of March 14, 1996 between CIRA Technologies, Inc. and Registrant (filed pursuant to Rule 24b-2 under which the Registrant has requested confidential treatment of certain portions of this exhibit).

           10.3.45. License dated May 1, 1996 between Registrant and The Dow Chemical Company.

           10.3.46. License Agreement dated May 1, 1996 between Registrant and The Dow Chemical Company (filed pursuant to Rule 24b-2 under which the Registrant has requested confidential treatment of certain portions of this exhibit).

           10.4.1 - 10.4.16.        Reserved.

           (11)     STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS.

           11.1.    Computation of Net Loss Per Share.

            (27)    FINANCIAL DATA SCHEDULE.

           27.1. Financial Data Schedule (submitted electronically for SEC information only).

     (B) REPORTS ON FORM 8-K.

         A current report on Form 8-K dated April 2, 1996 was filed by the Registrant reporting under Item 7 (Financial Statements and Exhibits) for the purpose of incorporating by reference the Underwriting Agreement and Master Agreement among Underwriters to the Registration Statement on Form S-3, No. 333-2146 (see Exhibit 10.1.26 above).

         A current report on Form 8-K dated June 20, 1996 was filed by the Registrant reporting under Item 5 (Other Events) the results of submission of matters to a vote of security holders and changes in securities resulting therefrom.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                NEOPROBE CORPORATION

                                         (Registrant)

                                By:  /s/ David C. Bupp
                                    ----------------------------------------
                                    David  C.  Bupp,   President  and  Chief
                                    Operating Officer

Dated:  August 14, 1996

                                By:  /s/ John Schroepfer
                                    ----------------------------------------
                                    John Schroepfer, Vice President
                                    Finance & Administration
                                    (Principal Financial and Accounting
                                    Officer)

                                  EXHIBIT INDEX

     EXHIBIT                                                                          PAGE IN MANUALLY
     NUMBER                             DESCRIPTION                                   SIGNED ORIGINAL

        3.1.       Restated  Certificate  of  Incorporation  of  Neoprobe
                   Corporation,  as  corrected  February 18,  1994 and as                    *
                   amended June 27, 1994, July 25, 1995 and June 3, 1996

        3.2.       Amended and Restated  By-Laws dated July 21,  1993 (as                    *
                   amended July 18, 1995 and May 30, 1996)

        4.1.       See  Articles  FOUR,   FIVE,  SIX  and  SEVEN  of  the
                   Restated Certificate of Incorporation of Registrant                       *

        4.2.       See  Articles  II and VI and  Section 2 of Article III
                   and  Section 4 of  Article  VII  of the  Amended  and
                   Restated By-Laws of Registrant                                            *

        4.3.       Specimen of Class E Redeemable  Common Stock  Purchase
                   Warrant                                                                   *

        4.4.       Warrant Agreement dated November 10, 1992                                 *

        4.5.       Supplemental Warrant Agreement dated November 12, 1993                    *

        4.6.       Rights   Agreement    between   the   Registrant   and
                   Continental  Stock  Transfer  &  Trust  Company  dated
                   July 18, 1995                                                             *

 10.1.1.-10.1.25   Reserved

       10.1.26.    Underwriting   Agreement  dated  April 2,   1996  with
                   Montgomery  Securities and Raymond James & Associates,
                   Inc.                                                                      *

10.2.1.-10.2.30.   Reserved

       10.2.31.    Employment Agreement dated as of January 1,  1996 with
                   John L. Ridihalgh                                                         18

       10.2.32.    Employment Agreement dated as of January 1,  1996 with
                   David C. Bupp                                                             26

       10.2.33.    1996 Stock Incentive Plan                                                 34

10.3.1.-10.3.41.   Reserved

       10.3.42.    Supply   Agreement   dated   April 1,    1996   beween
                   Neoprobe-Peptor  JV  L.L.C.  and  Peptor  Ltd.  (filed
                   pursuant to Rule 24b-2 under which the  Registrant has
                   requested  confidential  treatment of certain portions
                   of this exhibit).                                                         56

       10.3.43.    Supply   Agreement   dated   April  1,  1996   between
                   Neoprobe-Peptor  JV L.L.C. and Neoprobe  (Israel) Ltd.
                   (filed   pursuant   to  Rule  24b-2  under  which  the
                   Registrant  has  requested  confidential  treatment of
                   certain portions of this exhibit).                                           68

       10.3.44.    Technology  Option Agreement dated as of March 14, 1996
                   between CIRA Technologies, Inc. and Registrant (filed
                   pursuant to Rule 24b-2 under which the  Registrant has
                   requested  confidential  treatment of certain portions
                   of this exhibit).                                                            79

       10.3.45.    License dated May 1, 1996 between  Registrant  and The
                   Dow Chemical Company.                                                        91

       10.3.46.    License Agreement dated May 1, 1996 between Registrant and
                   The Dow Chemical Company (filed pursuant to Rule 24b-2 under which the Registrant has requested confidential treatment of
                   certain portions of this exhibit).                                          100

10.4.1.-10.4.16.   Reserved

       11.1.       Computation of Net Loss Per Share                                           127

       27.1.       Financial Data Schedule (submitted electronically for
                   SEC information only).

* Incorporated by reference