Form 10QSB/A
period 1996-09-30
NEOPROBE CORP
filed 1996-11-14
CIK 810509

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                  FORM 10-QSB/A


     (MARK ONE)

                       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         /x/                    SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended: September 30, 1996

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


This Amendment No. 1 is being filed for the purpose of filing Exhibit 10.4.20.

                           PART II - OTHER INFORMATION

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

           (10)     MATERIAL CONTRACTS.

           10.1.1. - 10.1.26.       Reserved.

           10.2.1. - 10.2.33.       Reserved.

           10.3.1. - 10.3.46.       Reserved.

           10.4.1 - 10.4.19.        Reserved.

           10.4.20. License and Distribution Agreement dated September 18, 1996 between Registrant and United States Surgical Corporation (filed pursuant to Rule 24b-2 under which the Registrant has requested confidential treatment of certain portions of this exhibit).

           (11)     STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS.

           11.1.    Computation of Net Loss Per Share.*

           (27)     FINANCIAL DATA SCHEDULE.

           27.1. Financial Data Schedule (submitted electronically for SEC information only).*


---------------

* Previously filed

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NEOPROBE CORPORATION
                                               (Registrant)



                                      By:  s/David C. Bupp
                                          -----------------------------------
                                          David C. Bupp, President and Chief
                                          Operating Officer

Dated:  November 14, 1996




                                      By:  s/John Schroepfer
                                          -----------------------------------
                                          John Schroepfer, Vice President
                                          Finance & Administration
                                          (Principal Financial and Accounting
                                          Officer)

                                  EXHIBIT INDEX

     EXHIBIT                                                                          PAGE IN MANUALLY
     NUMBER                             DESCRIPTION                                   SIGNED ORIGINAL


        3.1.       Restated Certificate of Incorporation of Neoprobe
                   Corporation, as corrected February 18, 1994 and as amended                *
                   June 27, 1994, July 25, 1995 and June 3, 1996

        3.2.       Amended and Restated By-Laws dated July 21, 1993 (as                      *
                   amended July 18, 1995 and May 30, 1996)

        4.1.       See Articles FOUR, FIVE, SIX and SEVEN of the
                   Restated Certificate of Incorporation of Registrant
        4.2.
                   See Articles II and VI and Section 2 of Article III and
                   Section 4 of Article VII of the Amended and Restated By-Laws
                   of Registrant
        4.3.
                   Specimen of Class E Redeemable Common Stock Purchase
                   Warrant                                                                   *

        4.4.       Warrant Agreement dated November 10, 1992                                 *

        4.5.       Supplemental Warrant Agreement dated November 12, 1993                    *


        4.6.       Rights Agreement between the Registrant and
                   Continental Stock Transfer & Trust Company dated July
                   18, 1995                                                                  *

10.1.1.-10.1.26    Reserved

10.2.1.-10.2.33.   Reserved

10.3.1.-10.3.46.   Reserved

10.4.1.-10.4.17.   Reserved

    10.4.20.       License and Distribution Agreement dated September 18, 1996 between Registrant and United States Surgical Corporation
                   (filed pursuant to Rule 24b - 2 under which the Registrant has requested confidential treatment of certain portions of this exhibit).
       11.1.
                   Computation of Net Loss Per Share                                         *

       27.1.       Financial Data Schedule (submitted electronically for                     *
                   SEC information only).

* Previously filed.