Form 10QSB/A
period 1996-09-30
NEOPROBE CORP
filed 1997-02-28
CIK 810509

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A

    (MARK ONE)


        [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1996


                                       OR

        [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
                 FOR THE TRANSITION PERIOD FROM ______ TO______




                         COMMISSION FILE NUMBER: 0-26520


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


This Amendment No. 2 is being filed for the purpose of amending items 1 and 2 of Part I and refiling Exhibits 11.1 and 27.1.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      NEOPROBE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET


                                                       DECEMBER 31,   SEPTEMBER 30,
                                                          1995           1996
                                                       -----------    -----------

ASSETS

Current assets:
  Cash and cash equivalents                            $10,032,973    $27,094,865
  Available-for-sale securities                          7,279,659     14,542,600
  Stock subscriptions receivable                         1,262,513              0
  Accounts receivable:
    Trade                                                  176,434        179,203
    Related parties                                          7,896          1,925
  Inventory                                                473,004        551,328
  Prepaid expenses and other current assets                784,016      1,802,204
                                                       -----------    -----------

    Total current assets                                20,016,495     44,172,125
                                                       -----------    -----------

Advances to related companies                                    0      1,500,078

Property and equipment, at cost, net of accumulated
  depreciation and amortization                          3,565,272      5,269,742

Intangible assets, net of accumulated amortization         523,249      2,071,904
Other assets                                                40,314         51,261
                                                       -----------    -----------

  Total assets                                         $24,145,330    $53,065,110
                                                       ===========    ===========


    The accompanying notes are an integral part of the consolidated financial statements.

                      NEOPROBE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET

                                                                    DECEMBER 31,        SEPTEMBER 30,
                                                                        1995                1996
                                                                    ------------        -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable:
   Trade                                                            $  1,558,916        $   1,753,141
   Related parties                                                        25,838              160,935
 Accrued expenses                                                        957,049              978,476
 Deferred revenue                                                              0            2,000,000
 Notes payable to finance company                                        128,487                    0
 Current portion of long-term debt                                             0              550,000
 Capital lease obligation, current                                       244,348              124,992
                                                                    ------------        -------------

    Total current liabilities                                          2,914,638            5,567,544
                                                                    ------------        -------------

Long term debt                                                         1,100,000            1,012,915
Capital lease obligation                                                  82,043               13,749
                                                                    ------------        -------------

    Total liabilities                                                  4,096,681            6,594,208
                                                                    ------------        -------------

Commitments and contingencies

Stockholders' equity:
 Preferred stock; $.001 par value; 5,000,000 shares
  authorized at December 31, 1995 and September 30,
  1996; none outstanding (500,000 shares designated as
  Series A,$.001 par value, at September 30, 1996; none
  outstanding)                                                                --                   --
 Common stock; $.001 par value; 50,000,000 shares authorized;
  17,534,800 and 20,252,606 shares issued; 17,334,800 and
  20,152,606 shares outstanding at December 31, 1995
  and September 30, 1996, respectively                                    17,335               20,153
 Additional paid-in capital                                           62,964,787          103,653,971
 Deficit accumulated during development stage                        (43,146,860)         (57,322,742)
 Unrealized gain (loss) on available-for-sale securities                  46,480              (55,332)
 Cumulative foreign currency translation adjustment                      166,907              174,852
                                                                    ------------        -------------
    Total stockholders' equity                                        20,048,649           46,470,902
                                                                    ------------        -------------

Total liabilities and stockholders' equity                          $ 24,145,330        $  53,065,110
                                                                    ============        =============



    The accompanying notes are an integral part of the consolidated financial statements.

                      NEOPROBE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                                    NOVEMBER 16,
                                                                                                                       1983
                                                      THREE MONTHS ENDED                NINE MONTHS ENDED           (INCEPTION)
                                                         SEPTEMBER  30,                   SEPTEMBER 30,           TO SEPTEMBER 30,
                                                      1995            1996            1995             1996             1996
                                                   -----------     -----------     -----------     ------------     ------------

Net sales                                          $   145,774     $   232,269     $   696,782     $    588,085     $  3,475,896
Cost of goods sold                                      85,685         102,039         408,582          332,013        1,783,537
                                                   -----------     -----------     -----------     ------------     ------------
       Gross profit                                     60,089         130,230         288,200          256,072        1,692,359
                                                   -----------     -----------     -----------     ------------     ------------

Operating expenses:
   Research and development expenses:
     Wages and benefits                                691,727       1,984,433       2,172,505        3,823,685       12,994,643
     Contracted services                               444,948       1,298,614       1,034,086        2,624,510        5,161,957
     Clinical trials                                   493,228       1,153,120       1,761,286        3,808,796       18,641,988
     Other                                             176,666         159,356         495,451          664,912        2,939,888
                                                   -----------     -----------     -----------     ------------     ------------
       Total research and development                1,806,569       4,595,523       5,463,328       10,921,903       39,738,476
                                                   -----------     -----------     -----------     ------------     ------------


General and administrative expenses:
   Wages and benefits                                  217,091       1,280,647         704,825        1,997,339        7,236,534
   Contracted services                                 102,077         142,330         237,278          440,956        2,592,940
   Professional services                               128,637          65,952         361,117          404,719        3,117,810
   Depreciation and amortization                       135,490         193,610         406,505          497,186        2,037,788
   Other                                               402,369         694,104       1,160,882        1,797,922        8,157,401
                                                   -----------     -----------     -----------     ------------     ------------
       Total general and administrative                985,664       2,376,643       2,870,607        5,138,122       23,142,473
                                                   -----------     -----------     -----------     ------------     ------------
Loss from operations                                (2,732,144)     (6,841,936)     (8,045,735)     (15,803,953)     (61,188,590)
                                                   -----------     -----------     -----------     ------------     ------------

Other income (expense):
   Interest income                                     231,541         658,797         380,273        1,462,120        3,048,160
   Interest expense                                     (9,871)        (26,644)        (50,296)         (47,931)        (470,535)
   Gain (loss) on foreign currency
     transactions                                       (2,848)        (16,903)          1,647          (35,305)         (36,509)
   Other income (expense)                               (2,773)           (379)        173,666          249,187        1,245,379
   Minority interest                                         0               0               0                0           79,353
                                                   -----------     -----------     -----------     ------------     ------------
      Total other income                               216,049         614,871         505,290        1,628,071        3,865,848
                                                   -----------     -----------     -----------     ------------     ------------
       Net loss                                    $(2,516,095)    $(6,227,065)    $(7,540,445)    $(14,175,882)    $(57,322,742)
                                                   ===========     ===========     ===========     ============     ============
Earnings per share data:
   Net loss per share of common stock              $     (0.16)    $     (0.31)    $     (0.54)    $      (0.74)
                                                   ===========     ===========     ===========     ============

   Shares used in computing net loss               $16,056,164      20,052,371      13,978,644       19,073,230
                                                   ===========     ===========     ===========     ============



         The accompanying notes are an integral part of the consolidated financial statements.

                      NEOPROBE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                            NOVEMBER 16,
                                                                                                1983
                                                                NINE MONTHS ENDED            (INCEPTION)
                                                                  SEPTEMBER 30,           TO SEPTEMBER 30,
                                                              1995             1996             1996
                                                          ------------     ------------     ------------

Net cash used in operating activities                     $ (6,563,334)    $ (9,311,480)    $(49,432,192)
Cash flows from investing activities:
   Purchases of available-for-sale securities              (14,228,134)     (41,872,229)     (86,484,501)
   Proceeds from sale of available-for-sale securities       1,211,778       27,559,047       45,941,204
   Maturities of available-for-sale securities               7,263,965        6,982,000       25,964,742
   Other                                                      (832,727)      (2,231,233)      (5,846,725)
                                                          ------------     ------------     ------------
    Net cash used in investing activities                   (6,585,118)      (9,562,415)     (20,425,280)
                                                          ------------     ------------     ------------

Cash flows from financing activities:
   Issuance of common stock, net                            22,513,414       35,250,767       86,952,487
   Other                                                       828,492          696,558       10,010,313
                                                          ------------     ------------     ------------
   Net cash provided by financing activities                23,341,906       35,947,325       96,962,800
                                                          ------------     ------------     ------------

Effect of exchange rate changes on cash                         (3,040)         (11,538)         (10,463)
                                                          ------------     ------------     ------------

   Net increase in cash and cash equivalents                10,190,414       17,061,892       27,094,865

Cash and cash equivalents at beginning of period               500,775       10,032,973                0
                                                          ------------     ------------     ------------

   Cash and cash equivalents at end of period             $ 10,691,189     $ 27,094,865     $ 27,094,865
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

                      NEOPROBE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

    The information presented for September 30, 1995 and 1996, and for the periods then ended is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) which the Company's management believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results for the interim period are not necessarily indicative of results to be expected for the year. The financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, which were included as part of the Company's Annual Report on Form 10-KSB (file no. 0-20676).

    The Company is a development stage enterprise engaged in the development and commercialization of technologies for the diagnosis and treatment of cancers. There can be no assurance that the Company will be able to commercialize its proposed products. There can also be no assurance that adequate financing will be available when needed or on terms attractive to the Company.

    The Company has filed this Form 10-QSB Amendment No. 2 and restated the Company's financial statements for the three and nine month periods ending September 30, 1996, as a result of deferring the recognition of $2 million of income. (See Note 6)

2. INVENTORY

    The components of inventory are as follows:


                                           DECEMBER 31,   SEPTEMBER 30,
                                               1995           1996
                                             --------       --------
        Materials and component parts        $101,886       $194,409
        Work-in-process                       107,786        137,283
        Finished goods                        263,332        219,636
                                             --------       --------
                                             $473,004       $551,328
                                             ========       ========

3. LONG-TERM DEBT

    In 1995, Neoprobe (Israel) Ltd. ("Neoprobe (Israel)"), a subsidiary of the Company, and the Company issued convertible debentures in the amount of $1,100,000 due February 10, 1997. The debentures are convertible into preferred shares of Neoprobe (Israel) or into shares of the Company's common stock at a conversion price of $5.50 per share. The interest rate on the debentures is at three percentage points above the 12-month LIBOR rate. In March 1996, debentures in the amount of $550,000 were converted into 100,000 shares of the Company's common stock. In addition, in November 1996, the remaining debentures in the amount of $550,000 were converted into 100,000 shares of the Company's common stock. In addition, in November 1996, the remaining debentures in the amount of $550,000 were converted into 100,000 shares of the Company's common stock.


    In 1995, the Company entered into an agreement with the Ministry of Finance and the Office of the Chief Scientist in Israel to provide up to $2.5 million in the form of Israeli-government guaranteed non-recourse loans and research grants to Neoprobe (Israel). Amounts received under the agreement are secured by certain property obtained through the use of proceeds received. As of September 30, 1996, Neoprobe (Israel) has received approximately $1 million in loans and $68,000 in the form of grants. Amounts received as loans bear interest at the LIBOR rate plus a specified percentage based on the exchange rate differential between the Israeli shekel and the US dollar. Principal payments are due at various dates based on the date of each respective loan draw. Based on loan draws received to date, principal amounts of approximately $14,000, $200,000, $440,000, $270,000, and $33,000 become due in 1998 through 2002, respectively.

4. STOCK OPTIONS

    In January 1996, the Compensation Committee granted options to certain directors, officers, and employees of the Company under the Neoprobe Corporation Incentive Stock Option and Restricted Stock Purchase Plan, (the "Plan") for 295,200 shares of common stock, exerciseable at $15.75 per share, 50,000 shares vesting upon the meeting of certain milestones. Currently, the Company has 1,889,162 options outstanding under the Plan, and 1,107,616 options have vested as of September 30, 1996. Concurrent with the execution of a worldwide marketing agreement in September 1996 (Note
    6), approximately 100,000 options granted to certain key executives became vested resulting in compensation expense of $1,562,500.

    In May 1996, the Company's stockholders approved the 1996 Stock
    Incentive Plan (the "1996 Plan") whereby directors, employees, and consultants may be awarded options to purchase unrestricted common stock or rights to purchase restricted stock of the Company. The aggregate number of shares of common stock in respect of which awards may be granted may not exceed 1,500,000. Through September 1996, the Company has awarded 112,500 options under the 1996 Plan. None of the options granted under the 1996 Plan have vested as of September 30, 1996.

5. EQUITY

    In April 1996, the Company completed the sale of 1,750,000 shares of common stock in a public secondary offering at an offering price to the public of $18.50 Proceeds to the Company from this offering, net of the underwriters' discount, was approximately $30.5 million.

    During May 1996, in exchange for exclusive licenses to certain technology, the Company issued 124,805 shares of common stock to The Dow Chemical Company ("Dow" Note 6).

    During June 1996, Enzon, Inc. ("Enzon") exercised warrants to purchase 50,000 shares and 100,000 shares of common stock of the Company at prices of $6.30 per share and $12.60 per share, respectively, which had been granted under the Amendment to the License Agreement and Development Agreement (See
    Note 6).

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

    In March 1996, the Company and Enzon executed an Amendment to the License Agreement and Development Agreement. Pursuant to the Amendment, a Development Agreement executed between the parties on August 15, 1992 has been terminated in all respects. The License Agreement gives the Company the exclusive global use in its RIGS system certain proteins produced by Enzon's patented technology and an option to nonexclusive global licenses for certain other products.

    In March 1996, the Company executed a Subscription and Option Agreement with Cira Technologies, Inc. ("Cira"), under which the Company received a 10% equity interest in Cira and an option to increase its interest in Cira by 15%. The exercise price for the option shall be 15% of the fair market value of Cira's outstanding securities on the earlier of (a) the third anniversary date of the license agreement, or (b) the commencement of a pivotal clinical trial study. The option price is subject to a minimum of $1.95 million and a maximum of $4.5 million. Currently, the Company's Chairman and CEO is a director of and a principal shareholder in Cira. Additionally, a partner of a law firm, who is a director of the Company which provides various legal services to the Company, is a principal shareholder of Cira. The Company and Cira also entered into an agreement under which it will provide financial, clinical, and technical support to Cira for Cira to conduct a clinical study using Cira's technology, and the Company will have an option to acquire an exclusive global license for Cira's technology. The Company's financial commitment for this clinical study will not exceed $500,000, and the Company has the right to terminate the agreement upon review of interim results of the clinical study.

    In May 1996, the Company executed two License Agreements with Dow, whereby the Company was granted exclusive licenses to several technologies covered by patents held by Dow. In exchange, the Company issued Dow 124,805 shares of common stock during the second quarter, valued at $2 million. In addition, the Company agreed to make lump sum payments to Dow following marketing approval of certain initial products and on achieving certain sales milestones. Dow would also be paid royalties based on continuing net sales. The initial cost of the license agreements was recorded as an intangible asset as of June 30, 1996. During the third quarter of 1996, the Company completed a preliminary evaluation of the various technologies covered by the License Agreement. Based on this evaluation, management determined that $500,000 should be recorded as research and development expenses in the third quarter related to projects under current development. The Company evaluates the recoverability of carrying values of intangible assets on a recurring basis. Management believes that no significant impairment of the intangible assets associated with the License Agreement has occurred.

    In September 1996, the Company executed a marketing license agreement (the "Agreement") with United States Surgical Corporation ("USSC") giving USSC exclusive sales and marketing rights (excluding North and South Korea, Singapore, Malaysia, Taiwan and Thailand) for the Company's RIGS surgical cancer detection products. USSC will also provide training for surgeons and professional education for RIGS products worldwide. The initial term of the Agreement is from the date of execution until five years from the later of the U.S. or European regulatory approval date, and is renewable for two successive five-year periods.

    Upon execution of the Agreement, the Company received a $2 million payment which was included in the Company's Statement of Operations during the third quarter as other income. In this Amendment to the Form 10-QSB for the three and nine month periods ended September 30, 1996, the Company is reflecting the payment as deferred revenue in the Company's financial statements due to the termination right in the Agreement under which the Company would be required to refund the payment if certain conditions are not met. The effect of this restatement was to increase the net loss for the three and nine month periods ended September 30, 1996, by $2 million and to increase the accumulated deficit for the period ended September 30, 1996 by $2 million. For the three month period ended September 30, 1996, the Company's previously reported net loss and net loss per share were $4,227,065 and $0.21 respectively. The restated net loss and net loss per share for the same three month period ended September 30, 1996 is $6,227,065 and $0.31 per share. For the nine month period ended September 30, 1996, the Company's previously reported net loss and net loss per share were $12,175,882 and $0.64 respectively. The restated net loss and net loss per share for the same nine month period ended September 30, 1996 is $14,175,882 and $0.74 per share. The Company's accumulated deficit for the period ended September 30, 1996 was $55.3 million and after the restatement is $57.3 million.

    In addition to the $2 million received by the Company, USSC agreed to pay an additional $3.5 million upon receiving notification of marketing approval in the U.S. and Europe. The Company must pay USSC a commission on all RIGS-related product sales. USSC will make payments to the Company based on commissions collected from RIGS product sales to fund research and development on future RIGS products. In addition, USSC will pay royalties to the Company for sales of RIGS disposable cancer detection products.


7. SUBSEQUENT EVENT:

    In November 1992 and December 1993, the Company issued approximately 2.3 million Class E Redeemable Common Stock Purchase Warrants ("Class E Warrants"). These Class E Warrants were exercisable over a three-year period, beginning November 10, 1993 and expiring on November 12, 1996. During October and November 1996, approximately 2,262,000 Class E Warrants were exercised, and the Company received proceeds of approximately $14.7 million.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results in 1996 and future periods may differ significantly from the prospects discussed in the forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through private and public offerings of its equity securities, from which it has raised gross proceeds of approximately $102 million. The Company has devoted substantially all of its efforts and resources to research and clinical development of innovative systems for the intraoperative diagnosis and treatment of cancers. The RIGS system integrates radiolabeled targeting agents and a radiation detection instrument. The Company is developing both the radiolabeled targeting agents and radiation-detection instrument components of the RIGS technology. The Company has completed testing in pivotal Phase III clinical trials in both the U.S. and Europe for the detection of metastatic colorectal cancer. In addition, the Company has completed testing in a separate Phase III clinical trial for primary colorectal cancer. However, the Company must obtain regulatory approval to market its products before commercial revenue can be generated. During July 1996, European regulatory agencies announced they had agreed to review a dossier (i.e., marketing application) submitted by the Company related to its RIGS product for the detection of metastatic colorectal cancer. The Company plans to submit a similar Biologic License Application ("BLA") to the U.S. Food and Drug Administration ("FDA") during the fourth quarter of 1996. In addition, the Company is studying the safety and efficacy of RIGS products for the detection of other solid tumor cancer types, and the safety and efficacy of certain cancer therapy products (RIGS/ACT) for colorectal cancer. There can be no assurance that the Company's RIGS products will be approved for marketing by the FDA or any foreign government agency, or that any such products will be successfully introduced or achieve market acceptance.

For the period from inception to September 30, 1996, the Company has incurred cumulative net losses of approximately $57.3 million. The Company does not currently have a RIGS product approved for commercial sale, and does not anticipate commercial sales of sufficient volume to generate positive cash flow until 1998, at the earliest. The Company has incurred, and will continue to incur, substantial expenditures for research and development activities related to bringing its products to the commercial market. The Company intends to devote significant additional funds to clinical testing, manufacturing validation, and other activities required for regulatory review of RIGS products. The amount required to complete such testing will depend upon the outcome of regulatory reviews. The regulatory bodies may require more testing than is currently planned by the Company. There can be no assurance that the Company's RIGS products will be approved for marketing by the FDA or any foreign government agency, or that any such products will be successfully introduced or achieve market acceptance.

As of September 30, 1996, the Company has cash, cash equivalents, and available-for-sale securities of $41.6 million. In April 1996, the Company completed the sale of 1,750,000 shares of common stock at a price of $18.50 per share in a secondary offering. Gross proceeds from this offering were $32.4 million and proceeds net of underwriting discounts were $30.5 million.

In September 1996, the Company received a $2 million license payment after executing a marketing agreement with USSC. This payment is included in the Company's cash and cash equivalents and as deferred revenue. If the Company does not receive U.S. and Europe regulatory approvals for the RIGS system within 24 months from the execution date and if USSC terminates the Agreement pursuant to certain provisions in the Agreement during this period, the Company must refund the license payment to USSC.

In 1996, regulatory activities related to the RIGScan CR49 product continued to increase as the Company submitted an application to begin marketing a colorectal product in Europe and prepared to submit a similar application in the United States. Consolidated research and development expenses during the third quarter of 1996 were approximately $4.6 million, or 66% of total operating expenses for the period. Consolidated general and administrative expenses were approximately $2.4 million, or 34% of total operating expenses for the period. For the nine months ended September 30, 1996, research and development expenses were $10.9 million, or 68% of total operating expenses, and general and administrative expenses were $5.1 million, or 32% of total operating expenses.

(New) MonoCarb AB ("MonoCarb") is a wholly-owned subsidiary of the Company, located in Lund, Sweden, where it operates a biological manufacturing and purification facility. The Company intends to use the production capability of MonoCarb to produce future RIGScan products. MonoCarb purchased and installed vial filling equipment during 1995. This equipment will be used to prepare the CC49 monoclonal antibody produced by Bio-Intermediair BV for final radiolabeling. The Company advanced MonoCarb funds during the first three quarters of 1996 to cover capital expenditures of approximately $523,000 and operating expenses of approximately $815,000. The Company anticipates advancing an additional $325,000 during the fourth quarter of 1996 to cover operating and capital expenditures.

In 1994, the Company formed Neoprobe (Israel) to construct and operate a radiolabeling facility for the Company's targeting agents. The Company owns 95 percent of Neoprobe (Israel), with Rotem Industries Ltd., the private arm of the Israeli atomic energy authority ("Rotem") owning the balance and managing the facility. In January 1995, the Company completed negotiations with the Ministry of Finance and the Office of the Chief Scientist in Israel to provide up to $2.5 million in the form of Israeli-government guaranteed non-recourse loans and research grants to Neoprobe (Israel). On August 10, 1995, the Company and Neoprobe (Israel) raised $1.1 million for Neoprobe (Israel) through the issuance of convertible debentures. During 1996, $550,000 of these convertible debentures were converted into 100,000 shares of Common Stock of Neoprobe Corporation. Costs associated with construction of the facility and operations at Neoprobe (Israel) during 1996 will be financed primarily with government grants and loans guaranteed by the Israeli government.

The Company anticipates that 1996 research and development expenses and general and administrative expenses will increase significantly over 1995 expenditures. During the fourth quarter of 1996, the Company will continue to focus on validating its manufacturing processes for the production of RIGS products and completing the compilation of the applications for colorectal cancer for submission in the United States. A significant portion of the increased general and administrative expenses will be associated with marketing activities in preparation for the commercial launch of the first RIGS product. Currently the Company anticipates that total consolidated operating expenses for 1996 will be approximately $21.4 million. It is anticipated that research and development expenses for the year will be approximately $14.5 million and general and administrative expenses will be approximately $6.9 million. The Company's estimate of its allocation of cash resources is based on the current state of its business operations and current business plan and current industry and economic conditions, and is subject to revisions due to a variety of factors including without limitation, additional expenses related to regulatory licensing and research and development, and to reallocation among categories and to new categories. Neoprobe may need to supplement its funding sources from time to time.

At December 31, 1995, the Company had net operating loss carryforwards of approximately $39.2 million to offset future taxable income through 2010. Additionally, the Company has tax credit carryforwards of approximately $1.6 million available to reduce future income tax liability through 2010. Under
Section 382 of the Internal Revenue Code of 1986, as amended, use of prior net operating loss carryforwards is limited after an ownership change. As a result of ownership changes which occurred in March 1989 and in September 1994, the Company's net operating tax loss carryforwards and tax credit carryforwards are subject to the limitations described by Section 382.

In November 1992 and December 1993, the Company issued a total of approximately
2.3 million Class E Redeemable Common Stock Purchase Warrants ("Class E Warrants"). These warrants are exercisable over a three-year period beginning November 10, 1993 and expiring on November 12, 1996. The Class E Warrants entitle the holder to purchase one share of Common Stock for $6.50 per share. During October and November 1996, approximately 2,262,000 Class E Warrants were exercised and the Company received proceeds of approximately $14.7 million. (See Note 7.)

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

Three months ended September 30, 1995 and 1996. For the three-month period ended September 30, 1996, the Company had net sales of $232,269 consisting of sales of blood serology products by MonoCarb of $75,669 and sales of radiation-detection instruments of $156,600. Interest income was $658,797 for the period. The increase in interest income over the same quarter of the prior year is due to the increase in cash, cash equivalents and available-for-sale securities. For the three-month period ended September 30, 1995, the Company had net sales of $145,774 consisting of sales by MonoCarb of blood serology products of $130,274 and sales of radiation-detection instruments of $15,500. Interest income generated during the period was $231,541. During the period there were no sales of radiation-detection instruments to investigational sites or under clinical trial agreements.

Research and development expenses increased from $1.8 million in 1995 to $4.6 million in 1996. These expenses reflect the costs associated with conducting clinical trials, including patient enrollment, training, compliance with all regulatory concerns of the FDA and European regulatory authorities and manufacturing validation testing of the Company's production facilities. Also included in these expenses are other costs such as consulting services of experts and product development costs including technology licenses acquired for internal development. The increase in research and development expenses from 1995 to 1996 is the result of an increase in wages and benefits from $691,727 in 1995 to $2.0 million in 1996 and an increase in clinical trial expenses from $493,228 in 1995 to $1.2 million in 1996. Contracted services also increased from $444,948 in 1995 to $1,298,614 in 1996. Wages and benefits increased primarily from an increase in the research and development staff and a $781,250 non-cash compensation expense related to stock options which vested after the execution of the marketing agreement with United States Surgical Corporation. The increase in clinical trials was primarily due to activities associated with the development of the Company's marketing license application. Contracted services increased primarily due to consulting services related to manufacturing validation and testing and to a non-cash expense of $500,000 for technology licenses acquired for internal development. The Company expects certain of these expenses to continue to increase during the fourth quarter of 1996.

General and administrative expenses increased from $1.0 million in 1995 to $2.4 million in 1996. These expenses reflect the activities associated with business development and corporate administration. The increase in general and administrative expenses during the third quarter from 1995 to 1996 is primarily from wages and benefits, and other expenses. Wages and benefits increased primarily as a result of additional sales and marketing staff added during the period and a $781,250 non-cash compensation expense related to stock options which vested after the execution of the marketing agreement with United States Surgical Corporation. Other expense increased during the quarter primarily from an increase in travel, expenses associated with developing corporate brochures, travel and taxes.

Nine months ended September 30, 1995 and 1996. During the nine-month period ended September 30, 1996, the Company had net sales of $588,085 consisting of sales of radiation-detection instruments of $219,700 and blood serology products of $368,385. Interest income was $1,462,120 for the nine-month period. Other income included approximately $230,000 related to fees from a potential marketing partner for continuation of their option to market the Company's product in parts of Asia. During the same period in 1995, the Company had net sales of approximately $696,782 and interest income of $380,273. Product revenue was primarily from the sale of blood group serology products by MonoCarb and interest income was from the investment of the net proceeds from the Company's financing activities. The increase in interest income in 1996 over the same period of the prior year is due to the increase in cash, cash equivalents and available-for-sale securities available for investment. There were no sales of radiation-detection instruments to investigational sites nor under clinical trial agreements for either period.

Research and development expenses increased from $5.5 million during the first nine months of 1995 to $10.9 million during the same period of 1996. These expenses reflect the costs associated with conducting clinical trials, including patient enrollment, training, compliance with all regulatory concerns of the FDA and European regulatory authorities and manufacturing validation testing of the Company's production facilities. Also included in these expenses are other costs such as consulting services of experts and product development costs including technology licenses acquired for internal development. The increase in research and development expenses was the result of increases in wages and benefits from $2.2 million in 1995 to $3.8 million in 1996 and clinical trials which increased from $1.8 million to $3.8 million in 1996. Contracted services also increased from $1.0 million in 1995 to $2.6 million in 1996. Wages and benefits increased primarily from an increase in research and development staff and a $781,250 non-cash compensation expense related to stock options which vested after the execution of the marketing agreement with United States Surgical Corporation. Clinical trials increased over the previous period primarily from studies associated with activated cellular therapy and costs associated with the development of the Biologic License Application and the European marketing application. Contracted services increased primarily due to costs related to manufacturing validation and testing and to a non-cash expense of $500,000 from technology licenses acquired for internal development. The Company anticipates that certain of these costs will continue to increase through the end of 1996.

General and administrative expenses increased from $2.9 million during the first nine months of 1995 to $5.1 million during the same period of 1996. The 1996 increase was primarily a result of increased wages and benefits and other expenses. Wages and benefits increased primarily as a result of additional sales and marketing staff added during the period and a $781,250 non-cash compensation expense related to stock options which vested after the execution of the marketing agreement with United States Surgical Corporation. Other expense increased primarily related to developing corporate brochures, recruiting, travel and taxes.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) LIST OF EXHIBITS AND FINANCIAL STATEMENTS INCORPORATED BY REFERENCE

         (3)     ARTICLES OF INCORPORATION AND BY-LAWS

         3.1. Restated Certificate of Incorporation of Neoprobe Corporation, as corrected February 18, 1994 and as amended June 27, 1994, July 25, 1995 and June 3, 1996 (incorporated by reference to
                 Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated June 20, 1996; Commission File No. 0-26520).

         3.2 Amended and Restated By-Laws dated July 21, 1993 (as amended July 18, 1995 and May 30, 1996) (incorporated by reference to
                 Exhibit 99.4 to the Registrant's Current Report on Form 8-K dated June 20, 1996; Commission File No. 0-26520).

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

         4.3 Specimen of Class E Redeemable Common Stock Purchase Warrant certificate (incorporated by reference to Exhibit 4.9 to the registration statement on Form S-1; No. 33-51446).

         4.4 Warrant Agreement dated November 10, 1992 between Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992; Commission File No. 0-26520).

         4.5. Supplemental Warrant Agreement dated November 12, 1993 between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.5 of registration statement on Form S-3; No. 33-72658).

         4.6. Rights Agreement dated as of July 18, 1995 between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 1 of the registration statement on Form 8-A; Commission File No. 0-26520).

         (10)    MATERIAL CONTRACTS.

         10.1.1. - 10.1.26. Reserved.

         10.2.1. - 10.2.3.  Reserved.

         10.3.1. - 10.3.46. Reserved.

         10.4.1. - 10.4.19. Reserved.

         10.4.20.License and Distribution Agreement dated September 18, 1996 between Registrant and United States Surgical Corporation (filed pursuant to Rule 24b-2 under which the Registrant has requested confidential treatment of certain portions of this exhibit ).*

         (11)    STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS.

         11.1.   Computation of Net Loss Per Share.

         (27)    FINANCIAL DATA SCHEDULE.

         27.1. Financial Data Schedule (submitted electronically for SEC information only).


     (B) REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the current period.

----------------------

* Previously filed.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NEOPROBE CORPORATION
                                           (Registrant)



                                       By: /s/David C. Bupp
                                           David C. Bupp, President and Chief
                                           Operating Officer

Dated: February 27, 1997




                                       By: /s/John Schroepfer
                                       John Schroepfer, Vice President
                                       Finance & Administration
                                       (Principal Financial and Accounting
                                       Officer)

                                  EXHIBIT INDEX

 EXHIBIT                                                                           PAGE IN MANUALLY
 NUMBER                    DESCRIPTION                                             SIGNED ORIGINAL

   3.1    Restated Certificate of Incorporation of Neoprobe Corporation,
          as corrected February 18, 1994 and as amended June 27, 1994,
          July 25, 1995 and June 3, 1996                                               *

   3.2    Amended and Restated By-Laws dated July 21, 1993 (as
          amended July 18, 1995 and May 30, 1996)                                      *

   4.1.   See Articles FOUR, FIVE, SIX and SEVEN of the Restated                       *
          Certificate of Incorporation of Registrant

   4.2.   See Articles II and VI and Section 2 of Article III and Section 4
          of Article VII of the Amended and Restated By-Laws of
          Registrant                                                                   *

   4.3.   Specimen of Class E Redeemable Common Stock Purchase
          Warrant                                                                      *

   4.4.   Warrant Agreement dated November 10, 1992                                    *

   4.5.   Supplemental Warrant Agreement dated November 12, 1993                       *

   4.6.   Rights Agreement between the Registrant and Continental Stock                *
          Transfer & Trust Company dated July 18, 1995

10.1.1.-  Reserved.
10.1.26.

10.2.1.-  Reserved.
10.2.33.

10.3.1.-  Reserved.
10.3.46.

10.4.1.-  Reserved
10.4.19.

10.4.20.  License and Distribution Agreement dated September 18, 1996
          between Registrant and United States Surgical Corporation                    **
          (filed pursuant to Rule 24b-2 under which the Registrant has requested confidential treatment of certain portions of
          this exhibit).

   11.1.  Computation of Net Loss Per Share

   27.1. Financial Data Schedule (submitted electronically for SEC information only).


---------------

 *Incorporated by reference.
**Previously filed.