Form 10KSB40
period 1996-12-31
NEOPROBE CORP
filed 1997-03-31
CIK 810509

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                   FORM 10-KSB

|X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended: December 31, 1996    Commission file number: 0-26520

                              NEOPROBE CORPORATION
-------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


               DELAWARE                                     31-1080091
   ----------------------------------              -----------------------
    (State or Other Jurisdiction of                     (I.R.S. Employer
    Incorporation or Organization)                      Identification No.)

 425 Metro Place North, Suite 400, Dublin, Ohio             43017-1367
------------------------------------------------   -----------------------
  (Address of Principal Executive Offices)                 (Zip Code)

Issuer's Telephone Number, Including Area Code: (614) 793-7500

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
-------------------------------------------------------------------------------
                                (Title of Class)

        Rights to Purchase Series A Junior Participating Preferred Stock
-------------------------------------------------------------------------------
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes |X| No |_|

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.                                           |X|

     The issuer's revenue for its most recent fiscal year was $1,171,186.

     The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant on February 28, 1997 was $359,925,242.

     The number of shares of Common Stock outstanding on February 28, 1997 was 22,706,220.

     The following documents have been incorporated by reference into this Form 10-KSB:

     Document                                      Part of Form 10-KSB
     --------                                      -------------------
Registrant's  Proxy  Statement  for  its  1997     Part III
     Annual Meeting of Stockholders

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Neoprobe Corporation, a Delaware corporation ("Neoprobe" or the "Company"), was incorporated in the State of Ohio in 1983 and reincorporated in the State of Delaware in 1988. The Company's executive offices are located at 425 Metro Place North, Dublin, Ohio 43017-1367. Its telephone number at that address is (614) 793-7500.

     Neoprobe has developed the first patented, intraoperative diagnostic tool that enables real-time cancer detection for most solid-tumor cancers. The Company believes that its proprietary technology, Radioimmunoguided Surgery(TM) (RIGS(R)), enhances the surgeon's ability to locate more precisely and excise more completely occult (hidden) tumors. The RIGS system utilizes a patented hand-held gamma-ray detection probe to locate tumors which have been identified by the Company's proprietary radiolabeled cancer targeting agents.

     In 1992, the Company began a Phase II clinical trial for patients with primary or metastatic colorectal cancer using the Company's lead product RIGScan(R) CR49. In 1993, the Company opened pivotal Phase III clinical trials for patients with primary colorectal cancer and for metastatic colorectal cancer. During 1995, the Company completed the pivotal Phase III clinical trial for patients with metastatic colorectal cancer with RIGScan CR49. During 1996, the Company submitted applications to the European and U.S. regulatory agencies to request permits to begin marketing the Company's RIGS products for the detection of metastatic colorectal cancer. In addition, the Company has completed a pivotal Phase III clinical trial for the detection of primary colorectal cancer with RIGScan CR49 and anticipates filing similar applications with the European and U.S. regulatory authorities in 1997. Neoprobe is also in various stages of clinical development with the Company's RIGS technology for the intraoperative detection of other solid tumor cancers, and is conducting clinical studies to evaluate the technology for possible therapeutic applications in patients with advanced stages of colorectal and breast cancers (RIGS/ACT) and in patients with HIV/AIDS.

     Current cancer detection techniques do not always identify all tumors present. Existing presurgical imaging techniques often do not allow the surgeon to clearly distinguish between cancerous and other abnormal tissue. For most solid-tumor cancers, current intraoperative detection is limited to what the surgeon can see and feel. The limitations of these techniques can result in small or occult tumors being left undetected. The Company believes that the RIGS system, by providing precise tumor detection information to the surgeon during the course of surgery, can lead to improved cancer diagnosis and staging of cancer patients and, as a result, improved surgical outcomes.

     Neoprobe's RIGS system consists of the Neoprobe(R) 1000, a patented hand-held radiation (gamma ray) detection probe, RIGScan radiolabeled cancer targeting agents and a patented surgical method for identifying and locating cancerous tissue. The Company's proprietary targeting agents are monoclonal antibodies or peptides, labeled with a radioactive isotope that emits low energy gamma rays. Before surgery, a cancer patient is injected with one of the RIGScan targeting agents which circulates throughout the patient's body and binds specifically to cancer cell antigens or receptors. The targeting agent is then located during surgery by the Neoprobe 1000 instrument, which emits an audible alarm when a concentration of gamma rays is detected in tissue.

     The RIGS technology has been used in over 1,500 operations during clinical research in 59 medical institutions worldwide. During 1995, the Company completed testing in a 151-patient, 24-site pivotal Phase III clinical trial for the detection and staging of metastatic colorectal cancer. In addition, the Company has completed testing in a separate Phase III clinical trial for primary colorectal cancer. The Company's analysis of the metastatic clinical trial data indicates that the RIGS system detected hidden tumor in patients with metastatic colorectal cancer which were undetected by traditional treatment methods. The Company has submitted a request for a marketing permit to the European regulatory agencies and a Biologics License Application ("BLA") to the United States Food and Drug Administration ("FDA") for its RIGS product for the detection of metastatic colorectal cancer and intends to file similar applications for the detection of primary colorectal cancer in 1997.

CANCER OVERVIEW

     The American Cancer Society ("ACS") estimates that approximately 1.3 million new cases of cancer were diagnosed and approximately 550,000 deaths were attributable to cancer in the United States in 1996. In addition, the ACS estimates that the direct costs of cancer diagnosis and treatment in the United States are more than $35 billion annually. Despite the significant resources expended on diagnosing and treating this disease each year, cancer remains the second leading cause of death in the United States, following heart disease.

     The primary methods of treating cancer are surgery, radiation therapy and chemotherapy. Surgery is the primary therapy for most solid-tumor cancers, including colorectal, breast, prostate, ovarian and endocrine cancers. The Company estimates that over 1.0 million cancer surgeries were performed in the United States and Europe in 1996. Surgical oncologists generally believe that substantial reduction of tumor burden can improve a patient's near-term prognosis, that total tumor removal can lead to a major improvement in a patient's long-term prognosis, and that tumors left behind after the surgery are the primary sources of recurrent disease. Thus, in treating cancer patients with solid tumors, the surgeon's goal is, wherever possible, to completely remove tumors. Current postoperative tumor recurrence and survival rates indicate that existing solid-tumor detection methods may be inadequate. The Company believes that there is a need for a more accurate intraoperative tumor detection technique to augment the surgeon's hands and eyes.

     The principal diagnostic methods available today to locate solid-tumor cancers are preoperative imaging and surgical exploration. The primary preoperative imaging techniques currently available today include computed tomography ("CT"), magnetic resonance imaging ("MRI") and, more recently, immunoscintigraphy. Although immunoscintigraphy, like the RIGS system, uses radiolabeled monoclonal antibodies to detect tumors, the technique is used preoperatively and has not consistently demonstrated the ability to identify tumors smaller than one centimeter. The results of preoperative imaging scans can help give the surgeon a map of the possible location of abnormal tissue. However, these scans often cannot pinpoint abnormalities precisely, and often do not reveal tumors that may become obvious to the surgeon once the operation has begun. Also, CT and MRI scans do not distinguish tumors from other abnormalities, such as scar tissue.

     Once the operation begins, the surgeon's principal diagnostic tools are his or her hands and eyes. Even with the best available imaging tools, a highly skilled surgeon will often find it difficult or impossible to identify all tumors or to accurately determine "surgical margins"--the boundaries of a tumor. The effectiveness of surgery is also dependent upon the surgeon's ability to determine the extent to which the disease has spread, or metastasized. This "staging" of a patient's disease state is critical to determine whether a patient is a good candidate for surgery and to determine appropriate postoperative care.

     While Neoprobe is closest to commercialization of its colorectal cancer products for intraoperative tumor detection, it has determined that breast, ovarian, prostate, neuroendocrine/endocrine and gastrointestinal cancers may provide appropriate subsequent RIGS product opportunities. For these cancer types, surgery is the first line of treatment, and Neoprobe believes that the RIGS system can provide surgeons with additional information to help achieve better surgical outcomes. The following table represents the number of new solid-tumor cancer cases for these cancer types in the United States in 1996 as estimated by the ACS:

                            Breast                                185,700
                            Ovarian/Endometrial                    76,400
                            Prostate                              317,100
                            Neuroendocrine and Endocrine           17,000
                            Gastrointestinal                       39,700
                            Colorectal/Liver                      153,400
                                                                  -------
                            TOTAL                                 789,300
                                                                  =======

RIGS SYSTEM PRODUCTS


     Neoprobe has developed the first patented, intraoperative diagnostic tool that enables real-time cancer detection during surgery for most solid-tumor cancers. Neoprobe's RIGS system consists of the Neoprobe 1000, a patented hand-held radiation (gamma ray) detection probe, and radiolabeled targeting agents, RIGScan products, and a method for their use. The Company's proprietary targeting agents are monoclonal antibodies or peptides, labeled with a radioactive isotope that emits low energy gamma rays. Prior to surgery, a cancer patient is injected with one of the Company's targeting agents which circulates throughout the body and binds specifically to cancer cell antigens or receptors. The targeting agent is then located during surgery by the Neoprobe 1000 instrument, which emits an audible alarm when a concentration of gamma rays is detected. The Company's proprietary technology also includes a U.S. patent on a method for identifying and differentiating cancerous tissue during surgery.

     The Neoprobe 1000 Instrument. The Neoprobe 1000 is a patented instrument consisting of a hand-held gamma-ray-detection probe and a software-driven control unit. The probe is a stainless steel tube with an angled tip for ease of maneuverability. The detection device in the tip of the probe is a highly radiosensitive crystal that relays a signal through a preamplifier to the control unit to produce both a digital readout and an audible signal. The detector element fits in a housing approximately the size of a pocket flashlight. At the outset, the audible signal threshold level is adjusted to eliminate the sound when the probe is over normal tissue. During surgery, the surgeon uses the probe as a diagnostic tool to evaluate tissue for presence of cancer. The audible signal indicates the presence of radiolabeled targeting agents concentrated in tissue. Neoprobe's first-generation instrument received FDA 510(k) clearance for marketing as a gamma-radiation detector in December 1986. A modified Neoprobe 1000 also received FDA 510(k) clearance for marketing in June 1992. A second modification to the Neoprobe 1000 received FDA 510(k) clearance in February 1995.

     Targeting Agents. Each RIGS surgical product uses cancer-specific monoclonal antibodies, antibody fragments, or peptides as targeting agents, called RIGScan products. Antibodies and antibody fragments are proteins that can recognize and selectively attach to specific substances in the body, called antigens. Each type of antibody recognizes and binds specifically to a single type of antigen. The role of natural antibodies in the body's immune system is to detect and defend the body from foreign substances. Monoclonal antibodies ("Mabs") are antibodies produced in the laboratory by cells that are genetically identical and, therefore, yield the same product. Mabs have identical specificity for a single portion of the targeted antigen molecule, such as one associated with cancer cells. Peptides, which are much smaller molecules than monoclonal antibodies, may also be used as targeting agents. A peptide is a compound which is derived from a protein molecule which recognizes and binds specifically to certain sites, called receptors, on the surface of certain cells. The targeting agents used by Neoprobe are the proprietary products of others and have been exclusively licensed by Neoprobe for use with RIGS technology. See "Risk Factors -- No Assurance of Continued Rights to Targeting Agents; Royalty Payments."

     Neoprobe has identified and obtained exclusive global rights, for use with the RIGS technology, to various antibodies and peptides that target cancer. These targeting agents include the tumor-associated glycoprotein ("TAG") monoclonal antibodies that were developed by the National Cancer Institute of the National Institutes of Health ("NCI/NIH"). The TAG antibodies target a broad range of cancer types, including colorectal, ovarian, prostate, lung, breast and pancreatic cancers. From that class of antibodies, Neoprobe has chosen the whole murine antibody CC49, a second-generation TAG antibody, for its RIGScan CR49 products for colorectal cancer.

     Monoclonal antibody and peptide technologies are rapidly evolving. Neoprobe follows the field closely in order to take advantage of the latest developments in these technologies for use in the RIGS surgical products. An integral part of Neoprobe's strategy is to enter into agreements to acquire exclusive rights to targeting agents for potential RIGS products. There can be no assurance that any such rights will be available to Neoprobe on acceptable terms or at all.

     Attaching a radioisotope to a targeting agent produces a radiolabeled targeting agent which is potentially useful for cancer detection. The gamma radiation emanating from the radioisotope is detected by the Neoprobe 1000 instrument. Based on laboratory and clinical studies, Neoprobe has determined that the preferred radiolabel for RIGS targeting agents is the radioactive isotope iodine-125 (125I). This isotope emits low-energy radiation that the Company believes is most effective for intraoperative tumor detection with a hand-held probe. The low-energy radiation of 125I permits the surgeon to identify the cancerous tissue with a level of precision not possible with higher energy isotopes. In order to effectively use 125I, oral doses of sodium iodide are administered to block absorption of the radioactive iodine by the patient's thyroid gland.

CLINICAL RESEARCH

     The RIGS technology has been used in over 1,500 operations during clinical research in 59 medical institutions worldwide. Neoprobe-sponsored clinical research has been conducted at some of the world's leading cancer research and treatment institutions, including Memorial Sloan-Kettering Cancer Center, The University of Pennsylvania Medical Center, the University of Vienna, the Netherlands Cancer Institute, The Cleveland Clinic Foundation, and The Ohio State University ("OSU").

     Colorectal Cancer. Neoprobe's first products are applications of the RIGS technology for the detection and treatment of primary and recurrent/metastatic colorectal cancers, using the Neoprobe 1000 and injectable doses of radiolabeled CC49 antibodies, RIGScan CR49. Since 1992, over 600 colorectal cancer patients have participated in several phases of clinical trials with RIGScan CR49. In 1995, the Company completed testing in a 151-patient, 24-site pivotal Phase III clinical trial for the detection and staging of metastatic colorectal cancer. In May 1996, the Company submitted a dossier (i.e. an application requesting a permit to begin marketing and selling) to the European regulatory authorities (i.e. European Agency for the Evaluation of Medicinal Products or "EMEA") requesting permission to begin marketing the RIGScan CR49 product for the detection of metastatic colorectal cancer. In July 1996, the European authorities formally accepted the Company's application after a preliminary review of the application. Under EMEA statutory guidelines the authorities are to complete their review of the application within 210 days of this formal acceptance. However, the guidelines also provide additional time to allow the EMEA to ask questions related to the dossier and time for the applicant to respond to such questions. In November 1996, the Company received from the EMEA a list of questions related to the clinical data submitted in the application. The Company is currently reviewing these questions and preparing to respond to the questions during the second quarter of 1997. In December 1996, the Company submitted its first BLA to the FDA for the detection of metastatic colorectal cancer and received notification from the FDA in February 1997 that the application had been accepted for formal review.

     In addition, the Company has completed testing in a separate 287-patient, multi-center pivotal Phase III clinical trial for the detection of primary colorectal cancer. Based upon the Company's experience with RIGScan CR49 for the detection of primary colorectal cancer, the Company anticipates filing a dossier to the EMEA and an amendment to the BLA with the FDA for this indication during 1997. There can be no assurance that the Company's RIGS products will be approved for marketing by the FDA or the EMEA, or that any such products will be successfully introduced or achieve market acceptance. See "Risk Factors -- Government Regulation."

     Breast Cancer. Neoprobe believes that it will be able to apply its RIGS technology to breast cancer. Specifically, benefits may be seen in women who choose lumpectomy as their surgical treatment. Use of the RIGS system to help establish cancer free margins during surgery may result in reduced cancer positive margins identified by pathology after the operation is completed. The incidence of cancer positive or indeterminate margins in lumpectomy procedures has been reported to be 30 percent to 70 percent. Neoprobe has completed three early Phase I/II trials involving 54 breast cancer patients to assess the utility of RIGS technology in breast cancer. Three targeting agents were used in these studies: two TAG antibodies B72.3 and CC49, and the peptide "lanreotide" licensed from Biomeasure Incorporated ("Biomeasure"). The Company believes the results of these trials showed that RIGS could assist the surgeon in finding occult tumor, determining if margins of resection were clear and identifying spread of disease within the breast. The Company believes that the waiting time before surgery required for the two TAG antibodies would limit the application and use of these products in a commercial setting. The clinical trial with the peptide lanreotide showed that the targeting agent, when injected less than three hours prior to surgery, could be used to identify cancer positive margins during surgery. Neoprobe has also acquired global rights to use NeoRx's targeting agent, a fragmented antibody called, NR-LU-10. See "-- License and Technology Agreements." The Company believes that this targeting agent may have applications to breast cancer since among other reasons, the optimal waiting period (i.e. the time between injection of the agent and surgery) may be between 7 to 10 days. During 1996, the Company began a 20-patient Phase I clinical trial to study the safety and appropriate dosage levels of NR-LU-10. After concluding this study, the Company will identify the most appropriate targeting agent for breast cancer and focus its product development efforts for this application.

     Ovarian Cancer Neoprobe has concluded an ovarian cancer clinical trial using RIGScan CR49 as the targeting agent. The results of the trial show promise for finding additional occult tumors and better assessment of the extent of disease. However, it was concluded that a targeting agent with a shorter clearing time will be required to be fully accepted in the marketplace. The Company believes that NR-LU-10 has the best chance of meeting the Company's criteria for an ovarian cancer targeting agent. The Company has completed preclinical studies for a NR-LU-10 based product and a Phase I/II trial protocol has been written for a clinical trial. Neoprobe intends to initiate a Phase II clinical trial with this targeting agent.

     Neuroendocrine/Neuroblastoma Cancers. A pilot trial involving six children with neuroblastoma cancer and seven adults with neuroendocrine cancer has been completed using lanreotide as the targeting agent. The studies showed that binding of the peptide to receptors on tumors occurred within 15 to 30 minutes after injection. Surgeons could differentiate normal and tumor tissue using the Neoprobe 1000 instrument. The seven adult neuroendocrine patients did not benefit from the use of RIGS because the lanreotide did not consistently target the tumor. Of the six children with neuroblastoma, the RIGS system found hidden, or occult, tumor in three (50 percent) of the patients.

DEVELOPMENT PROGRAM

     Neoprobe's product development activities fall into three categories: development and testing of RIGScan targeting agents to expand RIGS use to additional cancer types, development and testing of new gamma detecting instruments to expand the use of the RIGS system, and use of the RIGS system for activated cell therapy. There can be no assurance that any of the Company's products in development will be successfully developed, tested or licensed or that any such products will gain market acceptance. See "-- Clinical Research."

Targeting Agent Development Program

     Gastrointestinal Cancers. Neoprobe believes that it may be able to extend the use of RIGScan CR49 to the surgical treatment of stomach cancer. Laboratory studies indicate RIGScan CR49 should target stomach cancer with the same specificity as found in colorectal cancer. Damon Pharm Ltd. ("Damon"), Neoprobe's marketing partner in Korea, plans to commence clinical evaluation of RIGScan CR49 in patients with stomach cancer.

     Prostate Cancer. Neoprobe believes the RIGS technology can assist in determining lymph node disease status and cancer free margins of resection in prostate surgery. Neoprobe is planning to enter into a Phase I/II evaluation of NR-LU-10 as the targeting agent for prostate cancer to evaluate the ability of the RIGS system to more accurately define margins of primary tumor and identify lymph nodes that contain cancer.

Instrument Development Program

     New Instrument Products. Neoprobe's engineers have completed engineering design and prototype development of an improved Neoprobe instrument. The improved Neoprobe instrument is designed to improve functionality during the surgical procedure. In addition, the Company's engineers have developed prototypes for the next generation Neoprobe instrument.

     Laparoscopic Probe. Rapid developments in laparoscopic applications are occurring in the medical community because of a growing emphasis on minimally invasive surgery. In keeping with its plan to develop a family of probes that will meet a wide array of cancer diagnostic and treatment needs, Neoprobe has developed a prototype laparoscopic gamma-ray detection probe and intends to request clearance from the FDA for clinical evaluation of the laparoscopic probe. Preclinical testing of the laparoscopic probe is ongoing to determine the optimal design and configuration of this device. In February 1995, Neoprobe received a methodology patent in the United States for use of the laparoscopic probe and in July 1995, the U.S. Patent Office issued a patent for the instrument itself. Foreign patent applications for the laparoscopic probe system are pending.

     During laparoscopy, a surgeon introduces optical and other instruments into the abdominal cavity through small surgical incisions (six to 20 millimeters). Neoprobe believes the RIGS cancer-detection technology may add an important second source of information because the surgeon loses the ability to examine tissue by touch during laparoscopy and can only see what the camera sees. The Company believes the RIGS laparoscopic system may be beneficial for minimally invasive evaluation of colorectal, prostate, and ovarian cancers.

     New Instrument Uses. An emerging technique, called intraoperative lymphatic mapping ("ILM"), is creating a new use of the Company's Neoprobe 1000 instrument. Historically, all lymph nodes associated with a melanoma of the skin lesion must be removed in order to assess whether the cancer has spread. With this new technique, physicians use the Neoprobe 1000 gamma detector to precisely locate a single lymph node which, provides information to the surgeon about the extent of the spread of the disease in patients with melanoma. The procedure requires far less surgery than the current approach preventing needless wide removal of lymph nodes and associated side effects for those patients whose disease has not spread. Physicians are evaluating the procedure for melanoma and breast cancer patients, many of whom also currently undergo wide removal of lymph nodes for evaluation of tumor spread. Neoprobe has developed a smaller detector probe with an 11 millimeter detection surface that may be optimal for ILM.

Therapeutic Development Program

     Cancer Therapy (RIGS/ACT) Products. Neoprobe's method for treating colorectal cancer with RIGS/ACT was discovered in the course of clinical trials for its RIGScan CR49 products for colorectal cancer. RIGS/ACT is an experimental form of cellular therapy that uses the patient's immune system to fight cancer. While conducting RIGS clinical trials, Neoprobe's researchers found that lymph nodes identified as positive by the RIGS system contained an unusual abundance of cancer-fighting helper cells (CD4+ lymphocytes). These helper cells secrete chemical messages that are important in directing the body's immune response to disease. Neoprobe's researchers found they could locate, remove, and proliferate the lymph node lymphocytes in the laboratory very quickly and in large numbers. Within 10 to 14 days, 10 billion to 100 billion lymphocytes can be infused into the patient as a cancer treatment, with apparently limited side-effects. These activated cells secrete chemical messages that have the potential to stimulate the body's immune system to attack the cancer. The helper-cell-enriched lymph nodes look no different from those with fewer or no helper cells. The Company believes that except for detection by the RIGS system, there is currently no way available to find these special lymph nodes. Random lymph nodes that were RIGS-negative were also removed during laboratory studies and were subjected to the same process, but they did not show the same ability to stimulate an immune response to cancer.

     Neoprobe funded a RIGS/ACT pilot study with 10 metastatic colorectal cancer patients at OSU's Arthur G. James Cancer Hospital and Research Institute to test safety and feasibility. All 10 patients were in late stages of the disease and had failed to respond to conventional treatments. The RIGS/ACT was safely administered to all patients, with only a few, manageable side effects such as mild chills and fever. The FDA subsequently authorized expansion of the pilot study to Phase I/II, to include up to 40 patients. Patient enrollment in the expanded study has been completed. The Company believes the preliminary results of this trial suggest that the therapy has the potential to extend the survival of late-stage colorectal cancer patients. Based on these results, Neoprobe is preparing to begin a Phase II clinical trial for RIGS/ACT. In addition, the Company is funding a clinical study which will include patients with late stage breast cancer using RIGS/ACT. There can be no assurance that any RIGS/ACT products will be successfully developed, licensed or marketed.

     HIV/AIDS Therapy Product. During 1996, the Company funded a 10-patient Phase I clinical study to determine the safety and feasibility of using activated cellular therapy to help boost the immune system of patients with HIV/AIDS. This therapy is similar in some respects to the Company's RIGS/ACT technology, but does not include the use of a RIGS targeting agent. Researchers determined that the same immune mechanism used in cancer ACT may be exploited to potentially treat viral diseases such as AIDS. The Company acquired rights to the HIV/AIDS cellular therapy technology from Cira Technologies, Inc. in 1996. See "--License and Technology Agreements".

MARKETING AND DISTRIBUTION

     In September 1996, the Company executed an exclusive worldwide License and Distributorship Agreement ("Marketing Agreement") with United States Surgical Corporation ("USSC"). The Marketing Agreement gives USSC exclusive worldwide sales and marketing rights (excluding Korea, Thailand, Taiwan, Malaysia, and Singapore) for Neoprobe's RIGS surgical cancer detection products. USSC will provide training to surgeons and professional education worldwide for these RIGS products. USSC paid $2 million to the Company upon execution of the marketing agreement and will pay an additional $3.5 million upon receiving notification of marketing approvals in Europe and the U.S. The Company will pay USSC a commission on all RIGS surgical cancer detection products and USSC will make payments to the Company based on commissions collected to fund research and development on future RIGS surgical cancer detection products. USSC will also pay the Company a royalty for all sales of RIGS disposable cancer detection products sold by USSC. The Marketing Agreement has an initial term of five years after receipt of marketing approvals from the FDA and the EMEA and USSC has a renewal option for successive five year terms and the right to terminate the agreement without cause on one year notice. USSC may also terminate the Marketing Agreement, if Neoprobe does not receive marketing approvals from the FDA and the EMEA and if such termination is during the first two years of the agreement, Neoprobe will be required to refund the initial $2 million payment.

     Initial marketing efforts in the United States will be directed to the approximately 500 teaching hospitals and cancer institutions, whose adoption of the RIGS system may promote its general use by surgeons. These institutions perform a large number of cancer surgeries and have historically been willing to purchase and use new technologies. In addition, these institutions employ a large number of influential individuals in the cancer field, whose support could favorably influence RIGS product sales. Twenty-eight of these institutions are or have been involved in Neoprobe's clinical studies. Neoprobe expects that its marketing efforts will ultimately be directed to the approximately 1,600 largest institutions in the United States (those with 200 or more beds per institution). Neoprobe also plans to develop markets for RIGS products in Europe, focusing on similar categories of physician specialists and institutions.

     Neoprobe's success will depend upon wide acceptance of the RIGS technology as a cancer diagnostic and treatment technology. Neoprobe and USSC, must educate the medical community on the utility and proper use of the RIGS technology. Neoprobe's medical and scientific researchers have been educating the medical community about the RIGS system through trade shows, symposia, articles and scientific abstracts published in select medical journals, and other activities. Neoprobe intends to continue these activities prior to commercialization of the first RIGS product, with the goal of becoming the leader in the development and commercialization of intraoperative diagnostic products to assist surgeons in the treatment of solid-tumor cancers. Although Neoprobe will seek to establish the RIGS method as standard surgical procedure for treatment of solid-tumor cancers, there can be no assurance that Neoprobe's proposed products will achieve market acceptance. See "Risk Factors -- Dependence upon Principal Product Line; Uncertainty of Market Acceptance."

     In August 1995, the Company signed a Strategic Marketing Agreement with Damon granting exclusive marketing and distribution rights in Korea for RIGScan products. Under the agreement, Damon will conduct clinical trials using RIGScan products, and will submit regulatory applications for marketing the products in Korea. The Company, in turn, will provide RIGS products at agreed upon transfer prices, and will receive a royalty on all sales of these products. Damon purchased 154,575 shares of Common Stock from the Company at market-related prices. Damon also paid an option fee to the Company in October 1995 for an option to market RIGScan products in certain southeast Asian countries. During 1996, Damon exercised the option and paid the additional license fee for marketing rights in the countries of Taiwan, Thailand and Singapore. The agreement may not be terminated except for a material breach by either party. In February 1997, Damon obtained regulatory approval in Korea and commercial distribution of RIGScan CR49 began in that country.

     In 1995, Neoprobe entered into distribution service agreements with Syncor Corporation ("Syncor") and MDS Nordion S.A. ("Nordion-Europe"). Syncor will provide distribution services for RIGScan products in North America and certain Asian markets. The distribution services include order entry and delivery of RIGScan products to nuclear pharmacies in the aforementioned territories. In addition, Syncor has agreed to assist in the marketing of RIGScan products to nuclear medicine departments and in the training of nuclear medicine physicians in the use of RIGScan products. The agreement with Nordion-Europe covers similar distribution services for RIGScan products in Europe, Africa, and the Middle East. In addition, Nordion-Europe has agreed to handle final release testing of RIGScan products in accordance with European regulatory guidelines and to provide customer billing services for RIGScan products at Neoprobe's request. Both Syncor and Nordion-Europe will be paid fees based upon the number of doses of RIGScan which are delivered to hospitals in their respective distribution territories. The Company believes that the service agreements with Syncor and Nordion-Europe position Neoprobe to deliver RIGScan products to hospitals through established radiopharmaceutical channels.

MANUFACTURING

     Manufacture of Targeting Agents. In March 1995, Neoprobe entered into a manufacturing and supply agreement with Gist-brocades Bio-Intermediair B.V., a Dutch corporation ("Bio-Intermediair"), for the production of monoclonal antibodies to use in conjunction with Neoprobe's RIGS technology, pending expansion of the facility of Neoprobe's wholly-owned subsidiary, MonoCarb. Under this contract, Bio-Intermediair manufactures CC49 Mab for the Company in compliance with Good Manufacturing Practices ("GMP"). The term of the agreement is three years after regulatory approval to market a CC49 based product in the United States or Europe and may be automatically extended for one year on each anniversary of the agreement. The agreement may be terminated by Neoprobe or by Bio-Intermediair upon specified notice or on a material default.

     Bio-Intermediair is a provider of GMP manufacturing services, specializing in pilot to large scale cell culture and production of biopharmaceuticals. Bio-Intermediair has recently been reinspected by the Dutch regulatory agency and found to be in full compliance with European GMP, satisfying member requirements of the Pharmaceutical Inspection Convention. This same agency certified Bio-Intermediair and its facility to produce monoclonal antibodies, and other biological products for human clinical applications. This certification is accepted by the member countries of the Pharmaceutical Inspection Convention, including most of the European countries and Australia. The FDA will make a similar inspection before it approves Neoprobe's BLA for its first RIGScan CR49 product.

     MonoCarb is located in Lund, Sweden, and leases a facility there for the production and purification of monoclonal antibodies used as blood grouping reagents. MonoCarb currently holds an ELA from the FDA to produce commercial biologics for its blood grouping reagents. Neoprobe intends to use this production facility and related equipment to produce future products for use in connection with Neoprobe's RIGS technology. A small state-of-the-art filling facility has been installed at MonoCarb to fill vials for subsequent radiolabeling.. See "Risk Factors -- Limited Manufacturing Capacity and Experience."

     Radiolabeling. In April 1993, Neoprobe entered into a clinical and commercial supply agreement with MDS Nordion ("Nordion"), one of the largest suppliers in the world, of radioisotopes to nuclear medicine departments for the radiolabeling of Neoprobe's monoclonal antibodies with 125I for clinical trials and commercial sale after regulatory approval to market such products has been granted. Pursuant to this agreement, Neoprobe paid Nordion an initial cash payment, and an additional sum was paid upon completion of process validation of the manufacture of the radiolabeled antibody in July 1994. Neoprobe has made additional cash payments to Nordion to increase the production capacity in this facility. Nordion began shipping radiolabeled CC49 for Neoprobe's Phase III studies in August 1994. The term of the agreement is for a minimum of three years after Neoprobe is granted approval to market in the United States or Europe, subject to renewal and early termination in certain events. Additionally, Neoprobe has agreed to purchase certain quantities of the radiolabeled antibody throughout the term of the agreement at prices already set or to be determined based on current information at the time of commercial approval.

     In 1994, Neoprobe (Israel) was organized under the laws of the State of Israel as a subsidiary of the Company to construct and operate a radiolabeling facility for the Company's targeting agents. A Facility Agreement has been entered into among the Company, Neoprobe (Israel) and Rotem, under which Rotem will manage the facility and has a minority equity interest in Neoprobe (Israel), which it can increase under certain circumstances. The design and engineering work has been completed on the facility and construction began in February 1996. The parties currently intend to have the facility completed and operational in the third quarter of 1997.

     Neoprobe 1000. In August 1996, the Company entered into a Manufacturing and Supply Agreement with RELA, Inc. of Boulder Colorado ("RELA"), a developer and manufacturer of medical devices. Under the agreement RELA will manufacture Neoprobe 1000 instruments for the Company based on forecasts provided to RELA. The Company may decide to use a separate third party manufacturer for the next generation Neoprobe system.

LICENSE AND TECHNOLOGY AGREEMENTS

     The Dow Chemical Company. In 1991 and 1992, Neoprobe entered into agreements with The Dow Chemical Company ("Dow"), which at that time was a principal stockholder of the Company, pursuant to which Dow and Neoprobe agreed to coordinate their research and development activities relative to the commercialization of RIGS products and Neoprobe was granted certain rights. Under the agreements, Dow (i) granted to Neoprobe an exclusive global, commercial sublicense to use CC49 as a RIGS technology product, (ii) agreed to grant to Neoprobe, upon its request and after approval by NCI/NIH, a sublicense to any other antibody under Dow's commercial license agreement with NCI/NIH,
(iii) granted to Neoprobe an exclusive global license to Dow's proprietary iodination technology which may be used by Neoprobe to radiolabel antibodies for RIGS system products and (iv) licensed or sublicensed certain other targeting agents for use as RIGS technology products. The agreements provide that Neoprobe is obligated to pay Dow royalties on certain RIGS system antibody product revenues, part of which compensates Dow for royalties payable under Dow's license agreement with NCI/NIH. Additional royalties may be payable if Dow's technology is used in the commercial production of RIGS system products. If Neoprobe fails to comply with certain financial and timing requirements of the sublicense, the rights under such sublicense may revert back to Dow.

     Neoprobe's sublicense of CC49 from Dow is subject to a commercial license agreement between Dow and NCI/NIH under which NCI/NIH reserved the right to use CC49 for government purposes. If the Dow-NCI/NIH commercial license agreement is terminated for any reason, including a default by Dow, the Dow-NCI/NIH commercial license agreement allows Neoprobe to apply for a license for antibodies previously granted by Dow to Neoprobe (subject to approval and acceptance by NCI/NIH). If the Dow-NCI/NIH commercial license agreement is terminated, the Dow-Neoprobe agreement allows Neoprobe to either obtain a license directly from NCI/NIH (subject to approval and acceptance by NCI/NIH) or to terminate provisions of the Dow-Neoprobe agreement that relate to the Dow-NCI/NIH commercial license agreement.

     In May 1996, Neoprobe and Dow executed an agreement under which Dow granted Neoprobe global rights to certain technology related to targeting agents, radiolabeling and radioimmunotherapy products developed by Dow researchers. Upon completion, the global licenses will provide Neoprobe with global access to technology covered by issued patents for use in the development of RIGS and radioimmunotherapy products. Dow received 124,805 shares of Common Stock in exchange for the technology rights. Dow currently holds 847,920 shares of Common Stock.

     The Ohio State University Research Foundation ("OSURF"). Neoprobe has had a long term relationship with OSU and OSURF involving the cooperation of OSU personnel at OSU's medical and veterinary facilities for clinical research on potential products. OSURF and Neoprobe have a clinical research agreement (the "OSURF Agreement") that grants Neoprobe, among other things, exclusive global rights through March 1997 to any concepts and/or products that develop as the result of Neoprobe's sponsored clinical research at OSU or its affiliated research facilities. Pursuant to the OSURF Agreement, rights to inventions or discoveries that are developed with inventive contribution by an OSURF employee or agent belong to OSURF and OSURF has the exclusive right to inventions or discoveries, including patent claims with respect thereto. Neoprobe has an exclusive global license with respect to OSURF's interest under all such technology. In the event OSURF does not elect to file or maintain an application or patent, Neoprobe has the right to patent such inventions or discoveries. Neoprobe will pay OSURF a royalty on the revenues of products developed through such Company-sponsored research. Minimum and maximum royalty rate ranges have been established for products with the particular royalty rates to be negotiated. Individual protocols under the contracts with OSURF define, with the agreement of both parties, the scope of each project undertaken and the financial support to be provided by Neoprobe. The Company and OSURF have agreed in principal to continue their relationship under the terms and conditions similar to the expiring agreement. A new agreement is expected to be negotiated in the second quarter. As of February 28, 1997, 22 OSU personnel, nine of whom have M.D. or Ph.D. degrees, were involved in Neoprobe's RIGS system research.

     NeoRx Corporation. In May 1993, Neoprobe entered into a sublicense option agreement with NeoRx Corporation ("NeoRx") to acquire the exclusive worldwide right to make, use and sell any product that incorporates the murine monoclonal IgG2b antibody and any version thereof designated NR-LU-10 as a RIGScan product. As consideration for the option, Neoprobe paid a fee to NeoRx. Under the terms of the option agreement and a subsequent amendment, Neoprobe was to enter into a supply agreement with a supplier satisfactory to both Neoprobe and NeoRx. In March 1995, Neoprobe exercised its option under the sublicense agreement and made an additional payment to NeoRx. Neoprobe must also pay royalties on sales of any product incorporating the antibody as well as an annual fee to maintain exclusivity of the agreement. The sublicense will have the same perpetual term as NeoRx's license with its licensor, and if such license is terminated, NeoRx is obligated to assist Neoprobe in obtaining a license from such licensor. The sublicense is conditioned on Neoprobe carrying out, at its own expense, the development and marketing of one or more products that incorporate the antibody to the point of filing a PLA with the FDA within four years; this deadline may be extended by mutual agreement of NeoRx and Neoprobe if Neoprobe demonstrates reasonable due diligence with respect to this research program. Neoprobe currently intends to research the use of the NR-LU-10 antibody in connection with the diagnosis and treatment of ovarian, prostate and lung cancers.
     Biomeasure, Incorporated and Kinerton Limited. In August 1994, Neoprobe entered into a license agreement with Biomeasure which grants Neoprobe the exclusive worldwide right to make, use and sell surgical cancer detection and treatment products that incorporate lanreotide, a peptide targeting agent. Concurrently, Biomeasure also granted Neoprobe a license to make, use and sell a diagnostic product using the compound. The license agreements have minimum terms of 10 years and require Neoprobe to file regulatory applications for products using lanreotide within certain time frames. Neoprobe entered into a supply agreement with Kinerton Limited of Ireland ("Kinerton"), at the same time, under which Kinerton will supply Neoprobe with its requirements of lanreotide at the lowest price charged to Kinerton's commercial customers. The supply agreement has the same term as the license agreements with Biomeasure. Neoprobe currently intends to research the use of lanreotide in connection with the diagnosis and treatment of breast and neuroendocrine/endocrine cancers.

     XTL Biopharmaceuticals, Ltd. In February 1996, Neoprobe and XTL Biopharmaceuticals Ltd. ("XTL") completed agreements including investment and research agreements whereby XTL granted Neoprobe the exclusive worldwide option to license XTL developed products in certain disease fields. XTL has developed technology to produce mice that contain human immune systems. Fully human antibodies can be developed from these mice. The mice also can be used to model human diseases such as cancer and HIV. Neoprobe's first use of this technology will be to produce a cancer model that can be used to test RIGS/ACT optimization schemes. Neoprobe acquired $1.5 million in convertible debentures of XTL (the "XTL Debentures") convertible into approximately 15 percent equity interest in XTL and a warrant affording Neoprobe the option to acquire an additional 10 percent equity interest in XTL. To accomplish the purchase of the XTL Debentures and to fund the product development activities contemplated under the research agreement, Neoprobe issued to XTL 125,000 shares of Neoprobe's Common Stock.

     Peptor, Ltd. In February 1996, Neoprobe and Peptor Corp., a wholly owned subsidiary of Peptor, Ltd. ("Peptor"), formed a joint venture limited liability company ("JV"), which is intended to commercialize radiolabeled targeting agents developed by Peptor and supplied by Peptor to the JV. Neoprobe (Israel) will radiolabel the targeting agents for the JV. The JV is to seek funding from a foundation to support a portion of the JV's research activities and to the extent that these funds are inadequate to meet the mutually agreed to research program, the parties will equally contribute to the JV.

     Cira Technologies, Inc. Dr. Richard Olsen, an emeritus professor of veterinary pathobiology at OSU, and Dr. John Ridihalgh, Chairman of the Company, invented a process for treating chronic infectious and/or autoimmune diseases using activated cellular therapy, conducted tests of their invention on animals and filed an application for a United States patent thereon. In March 1996, Dr. Ridihalgh and the Company, represented by a committee of independent directors, agreed that a newly organized corporation, Cira Technologies, Inc.("Cira"), would exploit the process. The Company received 10 percent of the originally issued shares in Cira and the remainder was divided among Drs. Ridihalgh and Olsen and their colleagues, including a director of the Company who acted as their patent counsel. The Company and Cira also executed a Technology Option Agreement, under which Cira granted the Company an option to acquire exclusive world-wide licenses to Cira's activated cellular therapy for the treatment of human immunodeficiency virus infected patients and chronic infectious and/or autoimmune disease in humans and the Company agreed to support a Phase I clinical trial of this process on up to 40 patients at a cost not to exceed $500,000. The Company and Cira also cross licensed improvements in activated cellular therapy. In addition to technology rights, the Company obtained an option to increase its interest in Cira by 15%. The exercise price of this option is 15% of the fair market value of Cira's outstanding securities on the earlier of the third anniversary of a license agreement under the Technology Option Agreement, or the commencement of a pivotal clinical trial study, subject to a minimum of $1.95 million and a maximum of $4.5 million.

PATENTS AND PROPRIETARY RIGHTS

     Proprietary protection for Neoprobe's products is important to Neoprobe's business. Neoprobe's policy is to seek to protect its technology by, among other things, filing patent applications for technology that is considered important to the development of its business. Certain aspects of Neoprobe's RIGS technology are claimed in the United States in U.S. Patent No. 4,782,840, which, provided that required maintenance fees are paid, expires in 2005. Under the Patent Restoration Act, Neoprobe is eligible to apply for a three to five-year patent extension. The Company plans to apply for an extension within 60 days of FDA marketing approvals of its first RIGS system product. The earliest of those patents expires in 2006, provided that the required maintenance fees are paid. The detection instrument patents concern the manner in which the RIGS system communicates with surgeons and the unique manner in which background radiation is distinguished from radiation being emitted from tumors.

     Neoprobe holds 10 patents issued by the United States Patent Office covering RIGS technology, holds one additional patent jointly with OSURF and numerous foreign patents. Neoprobe has additional patent filings pending in the United States, Canada, Mexico, Argentina, Brazil, South Korea, China, Russia, India, Taiwan, Europe, Australia, Israel and Japan. The patents Neoprobe is seeking with these applications would provide Neoprobe with certain rights with respect to (i) the Neoprobe 1000 detection instrument and other detection instruments; (ii) certain processes to evaluate neoplastic tissue; and (iii) a technique relating to activated cellular therapy. The timing of issuance of these patents cannot be predicted; it has been Neoprobe's experience that the period between filing and issuance of a patent can be two years or longer. Neoprobe estimates that the costs to prosecute these patent applications to their ultimate resolutions (i.e., issuance or abandonment) will not be material.

     The patent position of biotechnology firms, including Neoprobe, generally is highly uncertain and involves complex legal and factual questions. To date, a consistent and predictable application of United States patent laws regarding the grant and interpretation of patent claims in the area of biotechnology has not evolved. Moreover, the technology applicable to Neoprobe's monoclonal antibody products is developing rapidly. Patents have been issued to other pharmaceutical, biotechnology, and biopharmaceutical companies in the same area of technology as that used by Neoprobe. In addition, potential competitors may have filed applications for, or may have been issued patents or may obtain additional patents and proprietary rights relating to, products or processes in the same area of technology as that used by Neoprobe. The scope and validity of these patents and applications, the extent to which Neoprobe may be required to obtain licenses thereunder or under other proprietary rights, and the cost and availability of licenses are uncertain. There can be no assurance that Neoprobe's patent applications will result in additional patents being issued or that any of Neoprobe's patents will afford protection against competitors with similar technology; nor can there be any assurance that any of Neoprobe's patents will not be designed around by others or that others will not obtain patents that Neoprobe would need to license or design around. See "Risk Factors -- Patents, Proprietary Technology and Trade Secrets."

     Neoprobe also relies upon unpatented trade secrets. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to Neoprobe's trade secrets, or disclose such technology, or that Neoprobe can meaningfully protect its rights to its unpatented trade secrets. Neoprobe requires its employees, consultants and advisers to execute a confidentiality agreement upon the commencement of an employment or consulting relationship with Neoprobe. The agreement provides that all confidential information developed or made known to the individual during the course of the relationship will be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual will be the exclusive property of Neoprobe. There can be no assurance, however, that these agreements will provide meaningful protection for Neoprobe's trade secrets in the event of an unauthorized use or disclosure of such information.

GOVERNMENT REGULATION

     The production and marketing of Neoprobe's products and its research and development activities are subject to detailed and substantive regulation by governmental authorities in the United States and other countries. In the United States, drugs, biologic products, and medical devices are regulated by the FDA. The Federal Food, Drug, and Cosmetic Act (the "FDC Act"), the Public Health Services Act (the "PHS Act"), the respective regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, clinical testing, manufacture, labeling, packaging, marketing, distribution and record keeping in order to ensure that the Company's products are safe and effective for their intended use. Noncompliance with applicable requirements can result in fines, civil penalties, injunctions, suspensions or loss of regulatory approvals, recall or seizure of the Company's products, operating restrictions, import detentions, government refusal to approve product export applications, 510(k)s, PMAs, BLAs, PLAs or ELAs, or to allow the Company to enter into supply contracts, and criminal prosecution. The FDA also has the authority to revoke previously granted licenses. See "Risk Factors -- Government Regulation."

     The Company's biologic products will require a regulatory license to market by the FDA and by comparable agencies in foreign countries. The process of obtaining regulatory licenses and approvals is costly and time consuming, and the Company has encountered and may continue to encounter delays in the completion of testing for certain proposed products. Future delays could result from, among other things, slower than expected patient enrollment rates, difficulties in analyzing data from clinical trials or in validating manufacturing processes, changes in regulatory requirements, a longer than expected FDA review process and possible additional analysis and reconciliation of any perceived differences between data generated in Phase I/II and Phase II clinical trials and data generated in Phase III clinical trials. In addition, although certain members of management and significant employees and consultants have had substantial experience in conducting and supervising clinical trials for pharmaceutical and biomedical products, the Company has not previously submitted a BLA to the FDA or a dossier to European regulatory agencies for approval of a license to market its products. Even after FDA approval of applicable licenses, use of the Company's products could reveal side effects that, if serious, could result in suspension of existing licenses and delays in obtaining licenses in other jurisdictions. See "Risk Factors -- Government Regulation."

     The steps required before a biologic agent may be marketed in the United States include (i) preclinical laboratory and animal testing; (ii) submission to the FDA of an Investigational New Drug ("IND") application, which must become effective before human clinical trials may commence; (iii) adequate and well controlled human clinical trials to establish the safety and efficacy of the biologic for its intended use; (iv) submission of a BLA to the FDA; and (v) FDA approval of these applications and each production lot before any sale or shipment of the biologic.

     Until 1996, the manufacturer of a biologic product, whether or not the manufacturer is the developer of the product, had to be licensed by the FDA through submission and approval of an Establishment License Application ("ELA") that related to the specific biologic for which a Product License Application ("PLA") was sought. A PLA and ELA were submitted, reviewed and approved in tandem and were issued by the FDA only to the same party (a "holder"). Consequently, the holder of the PLA had to be both the manufacturer of the product and the holder of the ELA applicable to the manufacture of that product. In May 1996, the FDA promulgated the elimination of the requirement for an ELA for "well characterized" biotechnology products subject to licensure under the PHS Act. This new ruling has eliminated the requirement for each manufacturer to hold both the PLA and ELA and has combined these licenses into a BLA. Under the new rules, some information previously required as part of the ELA will be required as part of the BLA as well. However, for a well characterized biotechnology product, much of the information previously required as part of the ELA will not be required in the BLA. In addition, under these rules, each manufacturing facility must undergo a pre-approval inspection by the FDA to assess its suitability and compliance with GMP and periodic inspections thereafter. Once approved, any changes in the manufacturing process, equipment, facilities or product specifications must be pre-approved by the FDA and may require additional clinical data to validate the changes prior to allowing their implementation. Under this final rule, the Company, as the developer of the product, will hold the BLA.

     Pre-clinical tests include laboratory and animal studies to assess product characteristics and the potential safety and utility of each product. The results of the preclinical tests are submitted to the FDA as part of an IND application and are reviewed by the FDA prior to the commencement of human clinical trials. Unless the FDA objects to an IND application, the application will become effective 30 days following its receipt by the FDA. There can be no assurance that submission of an IND application will result in FDA allowing the commencement of Neoprobe's clinical trials.

     Clinical trials involve the administration of the investigational radiolabeled targeting agent to volunteer cancer patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND application. Further, each clinical study must be conducted under the auspices of an independent institutional review board ("IRB") at the institution at which the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution.

     Clinical trials are typically conducted in three sequential phases but the phases may overlap. In Phase I, the targeting agent is initially introduced into human subjects (15-50) and is tested for safety (adverse effects), dosage, distribution, and metabolism. Phase II involves studies in a limited population of patients (50-200) affiliated with a specific disease (i) to determine the preliminary efficacy of the drug for specific, targeted indications; (ii) to determine optimal dosage; and (iii) to identify possible adverse effects and safety risks. When a product is found to be effective and has an acceptable safety profile in Phase II studies, Phase III trials are undertaken to evaluate further clinical efficacy and to test further for safety within an expanded patient population (200-2,000 or more) at geographically dispersed clinical study sites. Before conducting Phase III trials, the FDA must approve Neoprobe's methodology and research goals, which are summarized in a protocol submitted by Neoprobe for FDA consideration. There can be no assurance that the FDA will approve any protocol submitted by Neoprobe in the future or that a Phase III trial will meet FDA data integrity, Good Clinical Practice ("GCP"), or protocol compliance requirements. A Phase III trial must be conducted in compliance with the protocol and GCP regulations to have the requisite data integrity to be accepted by FDA as evidence of safety and effectiveness. Neoprobe or the FDA may suspend clinical trials at any time if it is concluded that the patients are being exposed to an unacceptable health risk, or because of a study design or implementation error. Such suspension may have a material adverse effect on the Company's business, financial condition and results of operations.

     The pivotal Phase III clinical studies, on which the FDA bases its evaluation of the safety, efficacy and potency of a biologic product, must be performed using products produced at the manufacturing facilities which are seeking the BLAs. Any significant changes in the conduct of the clinical study, in the manufacturing process or in the facilities during the Phase III clinical trials or after FDA approval likely will require additional clinical studies before they are approved.

     The results of the preclinical studies, clinical studies, and other required information are submitted to the FDA in the form of a BLA for approval of the marketing and commercial shipment of the biologic. Neoprobe must pay a $200,000 or more user fee to file the BLA and the FDA may refuse to file the BLA and require additional testing before filing the BLA. This and other user fees, though not insubstantial sums, are an insignificant fraction of the cost of developing, testing, seeking and, if successful, obtaining FDA approval of a BLA. The testing and approval process is likely to require substantial time and effort, and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny a BLA if applicable regulatory criteria are not satisfied, require additional testing or information, or require post-marking testing and surveillance to monitor the safety or efficacy of Neoprobe's products. Notwithstanding the submission of such data, the FDA may ultimately decide that the application does not satisfy its regulatory criteria for approval. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if a problem occurs following initial marketing.

     The process of completing clinical testing usually takes a number of years and requires the expenditure of substantial resources. Additionally, the length of time it takes for the FDA to evaluate an application for marketing approval varies considerably, as does the amount of preclinical and clinical data required to demonstrate the safety and efficacy of a specific product. The FDA may require additional clinical studies which will take the Company several years to perform. The FDA now takes a minimum of one year to review biologic applications after filing under the user fee policy. Twelve months after acceptance for filing, Neoprobe should receive a letter either approving the PLA, or not approving it and citing deficiencies that must be addressed. No further action will be taken by the FDA until Neoprobe fully responds to the issues in the letter. The length of the review period may vary widely depending upon the nature and indications of the proposed product and whether the FDA has any further questions or requests any additional data. Also, the FDA will require post-marking reporting and surveillance programs to monitor the side effects of the products. Some of Neoprobe's products may be eligible for accelerated BLA consideration. The FDA may expedite an approval for treatment of a serious and life-threatening disease, if the drug or biologic provides a benefit over existing treatment and meets certain testing objectives. Post-marking studies would be required and the FDA could restrict distribution of a product receiving accelerated approval to market. There can be no assurance that any of Neoprobe's potential products will be approved by the FDA or approved on a timely or accelerated basis or that any approvals received will not subsequently be revoked or modified. In addition, future regulations and changes in FDA policies could affect Neoprobe's operations or impose additional requirements before products are approved.

     Neoprobe submitted a dossier to the European regulatory agencies in May 1996, and a BLA to the FDA in December 1996, for its RIGS product for the detection of metastatic colorectal cancer. There can be no assurance that the FDA will review the BLA in a timely manner, that the clinical data collected in the Company's Phase III pivotal clinical trials will be sufficient to support FDA approval of a license for the CR49 product, or that the FDA will not require additional information and data, including additional clinical studies. Failure to obtain a BLA and to commence marketing the RIGScan CR49 product on a timely basis would have an adverse effect on the Company's business, financial condition and results of operations, including but not limited to, jeopardizing the Company's rights under certain of its current or contemplated contractual arrangements for the supply of necessary components of its RIGS system products.

     The FDA strictly controls the marketing of any approved biologic product in terms of approving the lot release of each production batch of product and pre-approval of all labeling, promotional materials and press releases. Among conditions for BLA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to GMP, which must be followed at all times. In complying with standards set forth in these regulations, Neoprobe must continue to expend time, funds, and effort to ensure full compliance. If Neoprobe wishes to modify or change its manufacturing process or facility it must seek approval to do so through an amendment to its BLA which may require additional clinical testing.

     Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety and further studies will be required to gain approval for the use of a product as a treatment for a clinical indication other than that for which the product was initially tested. Also, the FDA may require post-marketing testing and surveillance programs to monitor the product's effects. Undesirable side effects resulting from the use of pharmaceutical products may prevent or limit the further marketing of the products.

     Neoprobe applied to the FDA to clarify regulatory jurisdiction over the Company's combination RIGS instrument/targeting agent products. The FDA's response was to appoint jurisdiction over the Company's marketing submissions to the center which evaluates the targeting agent. The Company may now submit a BLA (in the case of a biologic such as CC49) or New Drug Application ("NDA") (in the case of a peptide such as lanreotide which is considered a drug), obviating the need for a second separate submission for the instrument. This decision streamlines the review process for the Company's RIGS products by requiring marketing submission to a single FDA evaluation center, the Center for Biologics Evaluation and Research ("CBER") and Center for Drug Evaluation and Research ("CDER").

     In addition to regulations enforced by the FDA, the manufacture, distribution and use of Neoprobe's products are also subject to regulation by the Nuclear Regulatory Commission, the Department of Transportation and other federal and state, and local government authorities. Neoprobe and/or its manufacturer of the radiolabeled antibodies must obtain a specific license from the Nuclear Regulatory Commission to manufacture and distribute radiolabeled antibodies as well as comply with all applicable regulations. Neoprobe must also comply with Department of Transportation regulations on the labeling and packaging requirements for shipment of radiolabeled antibodies to licensed clinics, and must comply with federal, state and local governmental laws regarding the disposal of radioactive waste. There can be no assurances that the Company will obtain all necessary licenses and permits and be able to comply with all applicable laws, the failure of which would have a materially adverse effect on the Company's business, financial condition and results of operations.

     Before marketing its products in Western Europe, Neoprobe will be required to receive the approval of the European Council or European Commission and the appropriate governmental agencies in each of the respective countries. For marketing outside the United States, Neoprobe is also subject to foreign regulatory requirements governing human clinical trials, pharmaceutical sales and marketing approval of its products. Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities of foreign countries must be obtained prior to commencement of manufacturing or marketing of the product in those countries. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary widely from country to country; however, foreign procedures are similar to those required by the FDA. Neoprobe intends, to the extent possible, to rely on foreign distributors of its products to manage and obtain regulatory approval for those products.

     Instrument Products. The nonclinical laboratory and clinical testing required by the FDA of medical devices is generally less extensive than that typically required for a biologic or drug. Nevertheless, these testing protocols may take up to several years to complete. There can be no assurance that the FDA will accept, act favorably or quickly in its review of the test data, once submitted, and significant difficulties or costs may be encountered by Neoprobe in its efforts to obtain FDA approvals that could delay or preclude Neoprobe from marketing its products for clinical purposes. Furthermore, there can be no assurance that the FDA will not request the development of additional data following the original submission, including clinical data. Based upon the information submitted to it, the FDA may also limit the scope of the product labeling, or the indications for which the product may be offered, or deny the marketing application altogether. Even after marketing approval is received, it may be revoked or modified for a variety of reasons.

     The FDA classifies medical devices into one of three classes -- class I, II, or III. This classification is based on the controls necessary to reasonably ensure the safety and effectiveness of the device. Class I devices are those whose safety and effectiveness can reasonably be ensured through general controls, such as labeling, premarket notification (the "510(k)" process), and adherence to FDA-mandated GMP requirements. Class II devices are those whose safety and effectiveness can reasonably be ensured through general and special controls, such as performance standards, postmarket surveillance, patient registries, and FDA guidelines. Class III devices are devices that must receive pre-market approval by the FDA to ensure their safety and effectiveness. They are generally life-sustaining, life-supporting, or implantable devices, and also include devices that are not substantially equivalent to a legally marketed class I or II product or to a class III device for which PMAs have not been called.

     If a manufacturer or distributor of medical devices can establish to the FDA's satisfaction that a new device is "substantially equivalent" to a legally marketed class I or class II medical device or to a class III device for which the FDA has not required pre-market approval, the manufacturer or distributor may market the device after clearance of a 510(k) notice. In the 510(k) submission, a manufacturer or distributor makes a claim of substantial equivalence, which the FDA may require to be supported by various types of information, including clinical data showing that the device is as safe and effective for its intended use as the legally marketed predicate device.

     Following submission of the 510(k), the manufacturer or distributor may not place the new device into commercial distribution until an order is issued by the FDA finding the new device to be substantially equivalent to a legally marketed predicate device. The FDA has no specific time limit by which it must approve a 510(k). The 510(k) process typically can take from six months up to 18 months or more. The FDA may agree with the manufacturer or distributor that the new device is substantially equivalent to another legally marketed device, and allow the new device to be marketed in the United States. The FDA may, however, determine that the new device is not substantially equivalent and require the Company to submit further information, such as additional clinical test data, before it is able to make a determination regarding substantial equivalence, which can substantially delay the market introduction of the product. For a device that is cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new 510(k) submission.

     A pre-market approval application ("PMA") must be filed if a proposed device is not substantially equivalent to a legally marketed class I or class II device, or if it is a class III device for which the FDA has called for PMAs. The PMA process is much more expensive, uncertain and lengthy than the 510(k) process. A number of devices for which PMA approval has been sought by other companies has never been approved for marketing. A PMA application must be supported by valid scientific evidence which typically includes extensive testing and manufacturing information, including preclinical and clinical trial data, to demonstrate the safety and effectiveness of the device.

     FDA review and approval of a PMA usually takes at least 18 to 24 months and can take significantly longer, and typically includes review by an outside advisory panel of experts. Further, if a company wishes to propose modifications to the product subsequent to FDA clearance, including changes in indications or other significant modifications to labeling, or modifications to the manufacturing process, or if a company wishes to change its manufacturing facility, a new PMA application or supplement must be submitted to the FDA for review and approval.

     The Neoprobe 1000 instrument received 510(k) clearance in December 1986, and modified versions received 510(k) clearance in June 1992 and February 1995. The FDA has indicated that the Company must obtain PMA approval to market its laparoscopic probe, which currently is undergoing preclinical animal testing. The Company intends to seek permission from the FDA for a clinical trial to evaluate a laparoscopic version of the RIGS system. There can be no assurance that the FDA would grant permission for such a trial, or that the trial would proceed in a timely fashion, if at all. It is uncertain whether the FDA would require PMA approval or 510(k) clearance for the Company's other proposed RIGS instrument products. In addition, any PMA or 510(k) submission for a proposed instrument for use with a RIGS targeting agent may be required to be submitted to CBER or CDER as a combination product, as described above.

     The FDA also requires that Neoprobe's instrument products be manufactured in compliance with GMP regulations which govern the procedures, processes, controls, and documentation used in manufacturing Neoprobe's products. The FDA ensures GMP compliance through periodic facility inspections. Accordingly, manufacturers must commit ongoing substantial resources to maintaining a high level of compliance with GMP requirements. In addition, Neoprobe's promotional and educational activities regarding its diagnostic instrument products must comply with evolving FDA policies and regulations regarding acceptable device product promotion practices.

     There can be no assurance that Neoprobe will receive marketing clearance for any of its future products or that its clinical data or its manufacturing facilities will continue to satisfy FDA regulatory requirements. In addition, the manufacture, sale and use of Neoprobe's products are also subject to regulation by other federal entities, such as the Occupational Safety and Health Agency, the Nuclear Regulatory Commission and the Environmental Protection Agency, and by various state agencies. Federal and state regulations regarding the manufacture, sale, and use of Neoprobe's products are subject to future change, which changes could have a material adverse effect on Neoprobe's business, financial condition, and results of operations.

     RIGS/ACT. RIGS/ACT will be regulated by a new FDA division specifically established to review and approve cellular and gene therapies. This newly created division within the Center for Biologics Evaluation and Research will require IND, PLA, and ELA applications similar to biologics. However, since these are new therapies, the FDA has had limited experience and continues to develop guidance in this therapy product area. To date, all cellular and gene therapies are in the investigational stage. None of the therapies has yet reached the commercial clearance phase of FDA review. Accordingly, no precedents have been established. There can be no assurance that the FDA's lack of experience in this area will not cause additional delays or that Neoprobe will be successful in meeting all evolving regulatory requirements. The Company has completed Phase I/II feasibility studies of RIGS/ACT. Although the Company intends, based upon the results, to seek to begin a pivotal clinical trial of RIGS/ACT for a colorectal cancer indication, there can be no assurance that the FDA will grant permission for such a trial, that the trial will proceed in a timely fashion, if at all, or that the outcome will support the submission of a PLA.

     Manufacturing. In addition to obtaining FDA approval for each product, each manufacturing establishment for biological products must be inspected and approved by the FDA prior to approval of the PLA to market the product. Additionally, biologic product regulations currently require that the manufacturing facility file an ELA, demonstrat ing GMP compliance prior to approval of the PLA for the product. Among the conditions for such approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to the FDA's GMP regulations, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money, and effort in the area of production and quality control to ensure full compliance.

COMPETITION

     Neoprobe faces competition from biotechnology, pharmaceutical and chemical companies as well as from universities and other non-profit research organizations in the field of cancer diagnostics and treatment. Many emerging biotechnology companies have corporate partnership arrangements with large, established companies to support the research, development and commercialization of products that may be competitive with those of Neoprobe. In addition, a number of large established companies are developing proprietary technologies or have enhanced their capabilities by entering into arrangements with or acquiring companies with proprietary antibody technology or other technologies applicable to the detection or treatment of cancer. Many of Neoprobe's existing or potential competitors have substantially greater financial, research and development, regulatory, marketing and production resources than those of Neoprobe. In addition, certain of these companies have extensive experience in preclinical testing and human clinical trials. Other companies may develop and introduce products and processes competitive with or superior to those of Neoprobe. Further, the development by others of new cancer diagnostic or treatment methods not based on monoclonal antibodies, improvements in monoclonal antibody technology, or the development of a cure or vaccine for cancer could render Neoprobe's technology and products under development noncompetitive or obsolete. See "Risk Factors -- Competition" and "-- Risk of Technological Obsolescence."

     For Neoprobe's products, an important factor in competition may be the timing of market introduction of its products or those of its competitors products. Accordingly, the relative speed with which Neoprobe can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market will be an important competitive factor. Neoprobe believes that the RIGS system will offer a cancer diagnostic and treatment alternative or complementary method to currently available and reasonably foreseeable developing technologies in many cases. Neoprobe expects that competition among products approved for sale will be based, among other things, on product efficacy, safety, reliability, availability, price and patent position.

     Neoprobe believes that, given currently available technologies, the principal sources of competition likely to be faced by its proposed products will be preoperative diagnostic techniques such as CT, MRI and immunoscintigraphy. Both CT and MRI are widely available and used by a large number of physicians. However, neither of those technologies can distinguish malignant from non-malignant tissue. Several of Neoprobe's principal competitors are biotechnology-based companies that are developing products for immunoscintigraphy. The antibody products developed by these companies use high-energy gamma-emitting isotopes, as compared to the much lower energy gamma-emitting isotope used by Neoprobe. These companies have received approval or filed marketing applications for colorectal, ovarian, small cell lung, melanoma and breast cancer external imaging products. Although immunoscintigraphy can distinguish malignant from non-malignant tissue, none of the external imaging technologies is effective in consistently identifying tumors smaller than one centimeter or in precisely locating the site of a tumor. Such technologies only indicate that cancer may be present within a general area. Radiolabeled antibody products for use with immunoscintigraphy for recurrent colorectal cancer patients have already been approved by regulatory authorities in Europe and the United States. While Neoprobe views immunoscintigraphy to be complementary to the RIGS technology because immunoscintigraphy involves a preoperative diagnostic procedure, some physicians may choose to use the preoperative information provided by immunoscintigraphy in lieu of obtaining the information provided by the intraoperative RIGS technology. If a significant number of physicians choose to use immunoscintigraphy or another diagnostic procedure in lieu of the RIGS technology, Neoprobe's ability to generate commercial revenues, if any, could be adversely affected.

     The Company is aware of companies that have initiated development of photodynamic diagnostic products. This technology uses agents that target cancer and also carry fluorescing molecules that can be activated by laser or other light sources. Light from the fluorescing molecules can then be detected with the proper instrumentation.

Neoprobe believes these products are at a very early stage of development and that they are applicable primarily to detecting tumor which resides on the surface of tissue.

     The Company believes that ultrasound imaging technology is the only other intraoperative technology, which may be capable of detecting tumors during surgery The ultrasound imaging technology is currently approved for use in the United States and is used by surgeons for the detection of tumors, but is limited to almost exclusively detecting tumors in the liver.

EMPLOYEES

        As of March 18, 1997, Neoprobe, including MonoCarb and Neoprobe (Israel), had 92 full-time and nine part-time employees. Fifteen employees hold Ph.D. degrees and five hold M.D. degrees. Neoprobe considers its relations with its employees to be satisfactory.

RISK FACTORS

     The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the prospects discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Early Stage of Development; No Commercialized Products

     The Company is still in the development stage and has not received approval to market any of its products for the detection of cancer, except in the Republic of Korea,. However, the Company has received clearance to market the Neoprobe 1000 instrument for use as a radioisotope detector only for use with approved radiopharmaceuticals, none of which currently are Neoprobe's products. To date, the Company has completed a Phase III clinical trial with the Company's lead product, RIGScan CR49, for the surgical detection of metastatic and recurrent colorectal cancer in both the United States and Europe. The Company filed marketing applications for this product with regulatory agencies in Europe in May 1996 and with the FDA in December 1996. Enrollment of patients in a separate Phase III clinical study for primary colorectal cancer has been completed in the United States and in Europe. Substantial clinical and statistical analysis of the data collected from the clinical trials of this product and substantial clinical trials of the Company's other products must be completed before submissions can be made to appropriate regulatory authorities. Such analysis and trials require substantial financial and management resources and could require more time than is currently estimated. There can be no assurance that the Company will be able to conclude successfully the clinical tests or development of any of its proposed products within the Company's expected time frame and budget, if at all, or that the Company's products will prove to be safe and effective in clinical trials. There also can be no assurance that the Company will be able to obtain governmental approval for the commercial marketing and sale of any of its proposed products. If the Company is unable to conclude successfully the clinical tests or if the RIGS system does not prove to be safe and effective, or if the Company does not obtain governmental approval or is otherwise unable to commercialize the RIGS system successfully, the Company's business, financial condition and results of operations will be materially adversely affected and could result in the cessation of the Company's business. See"--Clinical Research."

Limited Revenues; Continuing Net Losses; Accumulated Deficit

     The Company's limited history of operations, the nature of its business, and the governmental approval process make the prediction of future operating results difficult and highly unreliable. The Company's business, therefore, must be evaluated in light of the risks, expenses, delays and complications normally encountered by development-stage companies in the highly competitive, highly regulated biomedical industry, which is characterized by a high rate of failure. Since its inception in 1983, the Company has been primarily engaged in research and development of the RIGS technology. The Company has experienced significant operating losses in each year since inception, and had an accumulated deficit of approximately $64.1 million as of December 31, 1996. For the years ended December 31, 1994, 1995 and 1996, the Company's net losses were $10.6 million, $10.8 million, and $21 million, respec-tively. The Company expects operating losses to continue as research and development and clinical trial efforts continue, and as the Company awaits for the regulatory authorities to complete their review of the Company's first marketing license application. The Company's ability to achieve profitable operations is dependent upon obtaining regulatory approval of its products and making the transition to a revenue generating company. There can be no assurance that the Company will ever achieve a profitable level of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Dependence upon Principal Product Line; Uncertainty of Market Acceptance

     The Company's future success is dependent upon obtaining regulatory approvals to market, and achieving market acceptance of, the Company's proposed RIGS products, which represent the Company's principal proposed product line. There can be no assurance that the Company will receive approval to market any of its RIGS products from the appropriate regulatory authorities. Moreover, achieving market acceptance for the RIGS products, if approved, will require significant efforts and expenditures to create awareness and demand for the RIGS products by surgeons, nuclear medicine departments of hospitals, oncologists and, possibly, cancer patients. Widespread use of the Company's RIGS products would require the training of numerous physicians, and the time required to complete such training could result in a delay or dampening of market acceptance. There can be no assurance that the Company's initial proposed commercial products, RIGS products for colorectal cancer, or any other proposed products will become standard surgical procedure or even generally accepted medical practice, or that the Company will achieve any market penetration. In addition, purchase decisions are greatly influenced by health care administrators who are subject to increasing pressures to reduce costs. Healthcare administrators must determine that the Company's products are cost-effective alternatives to current means of tumor detection. The failure to obtain governmental approvals or achieve significant market acceptance for such products would have a materially adverse effect on the Company's business, financial condition and results of operations. See "-- Marketing and Distribution ."

Government Regulation

     The Company's biologic products will require a regulatory license to market by the FDA and by comparable agencies in foreign countries. In addition, various federal, state and foreign statutes also govern or influence the manufacture, safety, labeling, storage, record keeping and marketing of such products. The process of obtaining regulatory licenses and approvals is costly, time consuming, and prone to unexpected delay. The Company has encountered and may continue to encounter delays in the completion of testing for certain proposed products. Future delays could result from, among other things, a longer than expected review process and possible additional analysis and reconciliation of any perceived differences between data generated in Phase I/II and Phase II clinical trials and data generated in Phase III clinical trials, slower than expected patient enrollment rates, difficulties in analyzing data from clinical trials or in validating manufacturing processes and changes in regulatory requirements. In addition, although certain members of management and significant employees and consultants have had substantial experience in conducting and supervising clinical trials for pharmaceutical and biomedical products, the Company has not previously submitted a BLA to the FDA or a dossier to European regulatory agencies for approval of a license to market its products. There can be no assurance that clinical data collected in the Company's pivotal Phase III trials will be sufficient to support approval of licenses for the Company's products or that the FDA or European regulatory agencies will not require additional information and data, including additional clinical studies, or refuse to file the application for substantive review. Failure to obtain these licenses and to commence commercial marketing on a timely basis could jeopardize the Company's rights under certain of its current or contemplated contractual arrangements for the supply of necessary components of its RIGS system products and would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, foreign and domestic approvals, if granted, may include significant limitations on uses of the products. Further, even if such regulatory approval is obtained, use of the Company's products could reveal side effects that, if serious, could result in suspension of existing licenses and delays in obtaining licenses in other jurisdictions. A marketed product, manufacturer and manufacturing facilities are subject to continual review and periodic inspections, and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the prod-uct from the market. Noncompliance with applicable governmental requirements can result in import detentions, fines, civil penalties, injunctions, suspensions or loss of regulatory approvals, recall or seizure of the Company's products, operating restrictions, government refusal to approve product export applications or to allow the Company to enter into supply contracts, and criminal prosecution. Additional governmental regulation may be established which could prevent or delay regulatory approval of the Company's products. Any delays or failure to receive required approvals or limiting conditions on approvals could materially adversely affect the Company's business, operating results and financial condition. See "-- Government Regulation."

     In addition to regulations enforced by the FDA, the manufacture, distribution and use of Neoprobe's products are also subject to regulation by the Nuclear Regulatory Commission, the Department of Transportation and other federal, state and local government authorities. Neoprobe and/or its manufacturer of the radiolabeled antibodies must obtain a specific license from the Nuclear Regulatory Commission to manufacture and distribute radiolabeled antibodies as well as comply with all applicable regulations. Neoprobe must also comply with Department of Transportation regulations on the labeling and packaging requirements for shipment of radiolabeled antibodies to licensed clinics, and must comply with federal, state and local governmental laws regarding the disposal of radioactive waste. There can be no assurance that the Company will be able to obtain all necessary licenses and permits and be able to comply with all applicable laws. The failure to obtain such licenses and permits or to comply with applicable laws would have a materially adverse effect on the Company's business, financial condition and results of operations.

No Assurance of Continued Rights to Targeting Agents; Royalty Payments

     Targeting agents, such as monoclonal antibodies or peptides which are able to bind specifically to tumor antigens or receptors, are essential to the Company's technology and the Company's ultimate success. The targeting agents used by the Company in its research and clinical studies and as components of its proposed RIGS products are the patented or proprietary technology of others. The Company must purchase the rights to those targeting agents or must obtain rights to use them through license agreements with their owners. There can be no assurance that such arrangements will continue or that they will continue on terms acceptable to the Company. Furthermore, license agreements typically impose obligations to diligently develop commercial products and to pay royalties on those products. Failure to perform such obligations may lead to the termination of such license agreements. Loss of the Company's rights to targeting agents for any reason (including, in the case where the Company is a sublicensee of the targeting agents, a breach by a sublicensor under its agreement with the owner of a targeting agent) or the inability to obtain necessary rights on acceptable terms could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, there can be no assurance that improved targeting agents will not be developed by other entities for which the Company will be required to seek satisfactory additional license arrangements. If such licenses cannot be readily obtained, the Company could encounter delays in product market introductions or could find that the development, manufacture or sale of products requiring such licenses could be foreclosed, which could have a material adverse impact on the Company's business, operating results and financial condition. Upon commercialization of the Company's products, the Company will be required to make royalty payments pursuant to its existing and contemplated license agreements which could adversely impact the Company's operating results. See "-- License and Technology Agreements."

Patents, Proprietary Technology and Trade Secrets

     The Company's success depends, in part, on its ability to secure patent protection and maintain trade secret protection, and on its ability to operate without infringing on the patents of third parties. The Company has received 10 United States patents, including U.S. Patent No. 4,782,840, which relates to the RIGS system surgical method and holds one additional patent jointly with OSURF. The Company has filed applications for certain additional United States and foreign patents. There can be no assurance, however, that the patents for which the Company has applied will be issued to the Company. Moreover, the Company believes that some of the technology it develops will not be patentable in certain foreign markets. There can be no assurance that any of the Company's patents or patent applications will not be challenged, invalidated, or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantially more resources than the Company and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit, or interfere with the Company's ability to make, use, or sell its products either in the United States or internationally. Furthermore, the patent positions of biotechnology firms, including the Company, are highly uncertain and involve complex legal and factual questions. To date, a consistent and predictable application of United States patent laws regarding the grant and interpretation of patent claims in the area of biotechnology has not evolved. Due to these uncertainties, the probability of challenges, invalidations, and circumventions is higher than in technologically and legally stable fields.

     Patent applications in the United States are maintained in secrecy until patents issue, and patent applications in foreign countries are maintained in secrecy for a period after filing. Publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries and the filing of related patent applications. Patents issued and patent applications filed relating to medical devices are numerous and there can be no assurance that current and potential competitors and other third parties have not filed or will not file in the future applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products or processes used or proposed to be used by the Company.

     The Company's U.S. Patent No. 4,782,840 includes claims to surgical procedures having a number of steps, including, for example, the step of administering an effective amount of an antibody specific for cancer tissue, labeled with a radioactive isotope. The claims also include the step of delaying surgery for a time interval following the administration step to permit the radiolabeled antibody to concentrate preferentially in any cancer tissue that is present and for the unbound radiolabeled antibody in the blood pool to be cleared to a blood pool background level, so as to increase the ratio of radiation from cancer tissue to background radiation. There can be no assurance that potential competitors will not promote surgical procedures that do not include one or more of the steps recited in the claims of U.S. Patent No. 4,782,840, including the aforementioned steps.

     The Company also relies upon trade secrets, technical know-how, and continuing technological innovation to develop and maintain its competitive position. The Company typically requires its employees, consultants, and advisors to execute confidentiality and assignment of inventions agreements in connection with their employment, consulting, or advisory relationships with the Company. There can be no assurance, however, that these agreements will not be breached or that the Company will have adequate remedies for any breach. Further, there also can be no assurance that others will not gain access to the Company's trade secret information or independently develop or acquire the same or equivalent trade secret information. Certain of the research activities relating to the development of antibody technology that may be components of the Company's proposed RIGS system technology products were conducted by agencies of the United States government. When the United States government participates in research activities, it retains certain rights that include the right to use the technologies for governmental purposes under a royalty-free license, as well as rights to use and disclose technical data and computer software that could preclude the Company from asserting trade secret rights in that data and software.

     The Company has not been notified by any third party that the Company's products and procedures infringe any valid, enforceable claim of any patent owned by others. Any such claim, however, whether with or without merit, could be time-consuming and expensive to respond to and could divert the Company's technical and management personnel. The Company may become involved in litigation to defend against claims of infringement made by others, to enforce patents issued to the Company, or to protect trade secrets of the Company. If any relevant claims of third-party patents are upheld as valid and enforceable in any litigation or administrative proceeding against the Company, it could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from such patent owners, or to redesign its products and processes to avoid infringement. There can be no assurance that the Company will be able to obtain acceptable licenses or rights, if at all, to other patents which the Company deems necessary for its operations. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition, and results of operations. The Company intends to vigorously protect and defend its intellectual property. Costly and time-consuming litigation brought by the Company may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the enforceability, scope, and validity of the proprietary rights of others. See "-- Patents and Proprietary Rights" and "-- Competition."

Limited Third Party Reimbursement

     The Company's products will be marketed to hospitals and other users that bill various third party payers, including government programs, such as federal Medicare and state Medicaid, and private insurance plans, for the health care services provided to their patients. Third party payers carefully review and are increasingly challenging the prices charged for medical products and services. Although the Company intends to establish the prices for its products according to criteria believed to be acceptable to third party payers, there can be no assurance that such payers will not deny reimbursement on the basis that the Company's products are not in accordance with established payer policies regarding cost effective treatment methods, or on some other basis. There can be no assurance that the Company would be able to provide economic and medical data to overcome any third party payer objections.

     In foreign markets, reimbursement is obtained from a variety of sources, including governmental authorities, private health insurance plans, and labor unions. In most foreign countries, there are also private insurance systems that may offer payments for alternative therapies. Although not as prevalent as in the United States, health maintenance organizations are emerging in certain European countries. The Company may need to seek international reimbursement approvals, although there can be no assurance that any such approvals will be obtained in a timely manner or at all. Failure to receive international reimbursement approvals could have an adverse effect on market acceptance of the Company's products in the international markets in which such approvals are sought.

     There can be no assurance, as to either United States or foreign markets, that third party reimbursement and coverage or newly approved products will be available or adequate, that current reimbursement policies of third party payers will not be decreased in the future or that future legislation, regulation, or reimbursement policies of third party payers will not otherwise adversely affect the demand for the Company's products or its ability to sell its products on a profitable basis. If third party payer coverage or reimbursement is unavailable or inadequate, the Company's business, financial condition, and results of operations could be materially adversely affected. See "-- Marketing and Distribution."

Competition

     The biotechnology industry is characterized by intense competition. Many companies, research institutes and universities are working in a number of pharmaceutical or biotechnology disciplines similar to the Company's field of interest. In addition, many companies are engaged in the development of or currently offer products which may be or are competitive with the Company's proposed products. Most of these entities have substantially greater financial, technical, manufacturing, marketing, distribution or other resources than the Company. Competing tumor detection technologies include CT, MRI and, more recently, immunoscintigraphy. The Company may compete against a number of these companies including: Cytogen Corp., Immunomedics Inc. and NeoRx Corp. One or more of these or other companies could also design and develop products that compete directly with the Company's products, in which case the Company would face intense competition. Such competition could have a material, adverse effect on the Company's business, financial condition and results of operations. The Company is aware that other research and testing is being conducted in Western Europe in connection with the use of radiolabeled targeting agents and radiation-detection probes. There can be no assurance that one or more of these or other companies will not develop technologies that are more effective or less costly than the Company's products, or that would otherwise render the Company's products and technology non-competitive or obsolete. Such technologies would have a material adverse effect on the Company's business, financial condition and results of operations.

     Any product developed by the Company that gains regulatory approval will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company can develop products, complete clinical testing and regulatory approval processes, gain reimbursement acceptance and supply commercial quantities of the product to the market is expected to be an important competitive factor. In addition, the Company believes that the primary competitive factors in the market for tumor detection products are safety, efficacy, ease of delivery, reliability, innovation and price. The Company also believes that physician relationships and customer support are important competitive factors. There can be no assurance that the Company can achieve or maintain a competitive position or that the Company's intraoperative detection products for the treatment of cancer will be introduced or marketed in a timely fashion or that any such products will achieve significant market acceptance. In such event, the Company's business, operating results and financial condition could be materially adversely affected. See "-- Competition."

Risk of Technological Obsolescence

     The medical device industry is characterized by rapid and significant technological change. There can be no assurance that third parties will not succeed in developing or marketing technologies and products that are more effective than those developed or marketed by the Company or that would render the Company's technology and products obsolete or noncompetitive. Additionally, new surgical procedures and medications could be developed that replace or reduce the importance of current procedures that use the Company's products. Accordingly, the Company's success will depend in part on its ability to respond quickly to medical and technological changes through the development and introduction of new products. Product development involves a high degree of risk and there can be no assurance that the Company's new product development efforts will result in any commercially successful products. In such event, the Company's business, operating results and financial condition could be materially adversely affected. See "-- Competition."

Limited Manufacturing Capacity and Experience

     To date, the Company's manufacturing activities have consisted primarily of manufacturing limited quantities of products for use in clinical trials. In order to achieve financially self sustaining operations, the Company must manufacture its RIGS products, including targeting agents, in commercial quantities at an acceptable cost. If the Company scales up manufacturing its products, there can be no assurance that the Company will not encounter difficulties such as problems involving product yields, quality control and assurance, supplies of components, and shortages of qualified personnel. Moreover, in order to assemble, complete, package and distribute its RIGS products in commercial quantities, the Company will have to maintain a current GMP facility to manufacture its products or engage independent contractors to manufacture such products. The GMP facility will have to adhere to GMP regulations and to guidelines enforced by the FDA and other regulatory agencies through their facilities inspection programs. If such an inspection by the FDA or another regulatory agency results in a requirement for additional modifications to the facility, the Company's ability to manufacture its products could be adversely affected. There can be no assurance that the Company will be able to engage independent contractors or develop and maintain a GMP facility at a cost acceptable to the Company. See "-- Manufacturing."

     The Company uses or relies on certain components and services used in its devices that are provided by sole source suppliers. Although the Company has identified primary and alternative vendors, the qualification of additional or replacement vendors for certain components or services is a lengthy process. Any significant supply interruption would have a material adverse effect on the Company's ability to manufacture its products and, therefore, a material adverse effect on its business, financial condition, and results of operations.

     The Company expects to manufacture its products based on forecasted product orders. Lead times for materials and components ordered by the Company vary significantly, and depend on factors such as the business practices of the specific supplier, contract terms, and general demand for a component at a given time. Certain components used in the Company's products have long lead times. As a result, there is a risk of excess or inadequate inventory if orders do not match forecasts.

Possible Volatility of Stock Price

     The market price of the shares of Common Stock of the Company, like that of the securities of many other biotechnology companies, has been and is likely to continue to be highly volatile. For example, the closing price for shares of the Company's Common Stock for the last two years has been as high as $22 and as low as $1.50. Factors such as the results of preclinical and clinical trials by the Company or its competitors, other evidence of the safety and efficacy of the Company's or competitors' products, announcements of technological innovations or new commercial products by the Company or its competitors, changes in securities analysts' estimates or recommendations, governmental regulation, developments in patent or other proprietary rights of the Company or its competitors, and fluctuations in the Company's operating results may have a significant effect on the market price of the Common

Stock. In addition, the stock market has experienced and continues to experience extreme price and volume fluctuations which have affected the market price of many biotechnology companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Common Stock. The Company has more than 22.5 million shares of Common Stock outstanding, almost all of which are freely tradable. See "Item
5. Market for Common Equity and Related Stockholders Matters."

Future Capital Needs; Uncertainty of Capital Funding

     To date, the Company's capital requirements have been significant. The Company has depended on the proceeds of sales of its securities and other financing vehicles to continue clinical testing of its proposed products and to fund its working capital requirements. The Company believes that the funds it has on hand will satisfy its cash needs through the end of 1998. Obtaining approvals to market is costly and time consuming and the Company may require significant funds in addition to its current cash resources to sustain its operations and to obtain regulatory approval to commercialize any of its proposed products. No assurance can be given that the necessary additional financing will be available to the Company on acceptable terms, if at all, or that would not result in further dilution to the holders of the Company's equity securities. The Company's ability to raise additional financing may be dependent on many factors beyond the Company's control, including the state of capital markets, the development or prospects for development of competitive technology by others, and the rate of progress of the Company's clinical trials. If additional funding is unavailable to the Company when needed, the Company will be required to curtail significantly one or more of its research and development programs and the Company's business and financial condition will be materially adversely affected. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Product Liability

     The testing, marketing and sale of the Company's proposed products could expose the Company to liability claims. The Company currently has $10 million of liability insurance, which the Company believes is adequate for its current activities There can be no assurance, however, that the Company will be able to continue to obtain such additional insurance at a reasonable cost, if at all, or that such insurance would be sufficient to cover any liabilities resulting from any product liability claims or that the Company will have funds available to pay any claims over the limits of its insurance. Either an underinsured or an uninsured claim could have a material adverse effect on the Company's business, operating results and financial condition.

Dependence on Key Personnel; Ability to Attract New Personnel; Possible Conflicts of Interest

     John L. Ridihalgh and David C. Bupp are key employees of the Company and the loss of the services of either one of them could substantially delay the achievement of the Company's goals. The Company carries "key man" life insurance with a death benefit of $1.0 million on each of them. The Company has entered into employment agreements with each of these individuals pursuant to which, among other things, these individuals have agreed not to compete with the Company for specified periods. The Company's success is dependent on its ability to attract and retain additional technical and management personnel with expertise in several technical and scientific disciplines and experience in the regulatory approval process. The competition for qualified personnel in the biomedical industry is intense and, accordingly, there can be no assurance that the Company will be successful in hiring or retaining the requisite personnel. In addition, the Company will rely on certain of its non-employee directors and members of its Scientific Advisory Board to assist the Company in formulating and pursuing its research and commercialization strategy. These directors and members of the Scientific Advisory Board are and will be employed by entities other than the Company and may serve as directors of or have a commitment to or consulting or advisory contracts with other entities, including potential competitors of the Company. Although the Company has confidentiality agreements with these directors and with each member of its Scientific Advisory Board, conflicts of interest may arise between those persons and the Company, which conflicts may not necessarily be resolved in favor of the Company. See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act."

Need to Manage a Changing Business

     In order to compete effectively against current and future competitors, complete clinical trials in progress, prepare additional products for clinical trials, and develop future products, the Company believes that it must continue to expand its operations, particularly in the areas of research and development, manufacturing and marketing. If the Company were to experience significant growth in the future, such growth would likely result in new and increased responsibilities for management personnel and place significant strain upon the Company's management, operating and financial systems and resources. To accommodate such growth and compete effectively, the Company must continue to implement and improve information systems, procedures and controls, and to expand, train, motivate, and manage its work force. The Company's future success will depend to a significant extent on the ability of its current and future management personnel to operate effectively. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's future operations. Any failure to implement and improve the Company's operational, financial, and management systems or to expand, train, motivate or manage employees could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Dependence on Key Personnel; Ability to Attract New Personnel; Possible Conflicts of Interest" and "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

No Dividends

     The Company has never paid dividends on its Common Stock. The Company intends to retain any future earnings to finance its growth. Accordingly, any potential investor who anticipates the need for current dividends from its investment should not purchase any of the Common Stock offered hereby. See "Item 5. Market for Common Equity and Related Stockholders Matters."

Anti-Takeover Provisions; Blank Check Preferred Stock

     The Company has adopted a stockholder rights plan. Certain provisions of the stockholder rights plan and certain of the Company's charter provisions and applicable corporate laws could be used to hinder or delay a takeover bid for the Company. Such provisions may inhibit takeover bids and decrease the chance of stockholders realizing a premium over market price for their Common Stock as a result of a takeover. The Company's Certificate of Incorporation authorizes the issuance of "blank check" preferred stock with such designations, rights, preferences and restrictions as may be determined from time to time by the Board of Directors, 500,000 shares of which have been designated as Series A Junior Participating Preferred Stock and reserved for issuance pursuant to the Company's stockholder rights plan. If the Company issues Preferred Stock, the issuance could be used to thwart a takeover bid and may have a dilutive effect upon the Company's common stockholders, including the purchasers of the securities offered hereby.

ITEM 2. DESCRIPTION OF PROPERTY.

     In February 1994, Neoprobe moved to its current office at 425 Metro Place North, 4th Floor, in Dublin, Ohio. In November 1996, the Company executed a lease agreement with the landlord of these facilities for approximately 31,400 square feet. The lease agreement begins on January 1, 1997 and ends in May 2003. The lease provides for a base rent of approximately $20,750 in the first year of the lease and increases to $26,350 in the last year of the lease. The Company must also pay a portion of the building operating and real estate taxes of the building. Neoprobe believes these facilities are in good condition and will be adequate for its needs for the foreseeable future.

     Neoprobe's wholly-owned subsidiary, MonoCarb, currently leases office and production facilities in Lund, Sweden, which occupy approximately 16,500 square feet. The lease is for a term of approximately five years commencing July 1, 1996 and provides for a base rent of approximately $32,000 per month (subject to annual increases based on the Swedish consumer price index). The lease is automatically extended for an additional period of five years each unless notice of termination is given 18 months before the end of the lease. Neoprobe believes these facilities are in good condition and will be adequate for its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

     In June 1996 a lawsuit against the Registrant was terminated by dismissal. The Registrant was named as an additional party defendant in the In Re Blech Securities litigation pending in the United States District Court for the Southern District of New York before Judge Robert Sweet in March 1995. The plaintiffs were eight named individuals who were alleged to be representatives of a class of securities purchasers. The defendants included David Blech, who was a principal stockholder of the Registrant until September 1994, Mark Germain, who was a director of the Registrant until September 1994, D. Blech & Co., a registered broker-dealer owned by Mr. Blech, trustees of certain trusts established by Mr. Blech, Bear Stearns & Co., Baird Patrick & Co., Parag Saxena and Chancellor Capital Corp., as well as the Registrant and 10 other corporations of which Mr. Blech was a principal stockholder (the "Corporate Defendants"). The complaint alleged that David Blech and D. Blech & Co. conducted a scheme intended to artificially inflate the prices of securities issued by corporations Mr. Blech controlled; that Mr. Blech, D. Blech & Co. and corporations controlled by Mr. Blech gave or sold cheap stock to fund managers in order to induce them to participate in this scheme; and that David Blech, his trusts, D. Blech & Co., Baird Patrick, Bear Stearns, the Corporate Defendants and unnamed other persons engaged in sham transactions, including "round trip" sales, for the purpose of artificially inflating trading volumes and securities of corporations controlled by Mr. Blech and maintaining their trading prices. The complaint alleged that David Blech was the controlling person and Mark Germain was a director of the Corporate Defendants and that the knowledge and participation of Messrs. Blech and Germain in the alleged scheme were the responsibility of the Corporate Defendants. The complaint also alleged that the Corporate Defendants actively engaged in the alleged scheme and benefited from it. The complaint further alleged that all of the defendants engaged in a conspiracy to manipulate the market and failed to disclose truthful information about the true value of securities issued by corporations controlled by Mr. Blech. The complaint alleged violations of Securities and Exchange Commission Rule 10b-5 and common law fraud by all defendants, violations of the Racketeer Influenced Corrupt Organizations Act (RICO) by defendants other than the Corporate Defendants and liability under Securities Exchange Act 20(a), as the liability of controlling persons, by Messrs. Blech and Germain and D. Blech & Co., Baird Patrick and Bear Stearns. The amount of damages requested was not specified in the complaint. In June 1996, Judge Sweet dismissed the allegations against the Registrant and the other Corporate Defendants because the plaintiffs had failed to identify the alleged fraudulent acts of the Registrant and the other Corporate Defendants with the specificity required by federal law. The dismissal terminated the action against the Registrant without any findings of liability against Registrant in July 1996. The Judge's order can still be appealed, and the time for appeal will not begin to run until a final judgment has been entered in the entire multi-party proceeding .

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock, of the Company trades on The Nasdaq National Market under the trading symbol "NEOP". The prices set forth below reflect the high and low sale prices for shares of Common Stock during the last two fiscal years as reported by The Nasdaq National Market.

                                                    HIGH                LOW
                                                    ----                ---
      Fiscal Year 1995
      First Quarter                                $ 4.81             $ 1.50
      Second Quarter                                 6.94               4.38
      Third Quarter                                 14.13               5.25
      Fourth Quarter                                19.13              11.00

      Fiscal Year 1996
      First Quarter                                $23.25             $13.38
      Second Quarter                                19.88              14.00
      Third Quarter                                 19.25               8.88
      Fourth Quarter                                18.13              11.38


     As of March 18, 1997, the Registrant had approximately 598 holders of Common Stock of record.

     The Company has not paid any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any earnings to finance the growth of its business. There can be no assurance that the Company will ever pay cash dividends.

Recent Sales of Unregistered Securities.

     The following sets forth certain information regarding the sale of equity securities of the Company during the period covered by this Report that were not registered under the Securities Act of 1933 other than unregistered sales made in reliance on Regulation S.

     In March 1996 the Company issued 5,426 shares of Common Stock to the trustees of its 401(k) employee benefit plan without registration. Such issuance is exempt from registration under the Act under Section 3(a)(2). The Plan is a pension, profit sharing or stock bonus plan that is qualified under Section 401 of the Internal Revenue Code. The assets of the Plan are held in a single trust fund for the benefit of the employees of the Company which does not hold assets for the benefit of the employees of any other employer. All of the contributions to the plan from employees of Neoprobe have been invested in assets other than Common Stock. All of the Common Stock held by the plan has been contributed to the plan by the Company as a matching contribution and has been less in value at the time it was contributed to the plan than the employee contributions which it matches.

     In May, 1996, the Company issued 124,805 shares of common stock to Dow as consideration for licenses to technology owned by Dow, See "Item 1. Business--Licenses and Technology Agreements," in a transaction not involving any public offering under Section 4(2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Management Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results in 1997 and future periods may differ significantly from the prospects discussed in the forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through private and public offerings of its equity securities, from which it has raised gross proceeds of approximately $120 million. The Company has devoted substantially all of its efforts and resources to research and clinical development of innovative systems for the intraoperative diagnosis and treatment of cancers. The RIGS system integrates radiolabeled targeting agents and a radiation detection instrument. The Company is developing both the radiolabeled targeting agents and radiation-detection instrument components of the RIGS technology. The Company has completed testing in a pivotal Phase III clinical trial for the detection of metastatic colorectal cancer. In addition, the Company has completed testing in a separate pivotal Phase III clinical trial for the detection of primary colorectal cancer. The Company must obtain regulatory approval to market its products before commercial revenue can be generated. During 1996, the Company submitted to the European regulatory agencies and to the FDA applications to request permits to begin marketing and selling the Company's RIGS products for the detection of metastatic colorectal cancer. In 1997, the Company anticipates filing similar applications with the European and U.S. regulatory agencies for the detection of primary colorectal cancer. During the fourth quarter of 1996, the Company received notification from its Korean marketing partner that it had received an approved license to distribute RIGScan CR49 in South Korea. The Company anticipates distributing commercial product in Korea during 1997.

     The Company is studying the safety and efficacy of RIGS products for the detection of other solid tumor cancer types, and the safety and efficacy of certain cancer therapy products (RIGS/ACT) based on activated cellular therapy. In addition, the Company is funding the initial Phase I study to determine the safety and feasibility of using activated cellular therapy to help boost the immune system of patients with HIV/AIDS and patient enrollment has been completed during the first quarter of 1997. There can be no assurance that the Company's products will be approved for marketing by the FDA or any foreign government agency, or that any such products will be successfully introduced or achieve market acceptance.

     For the period from inception to December 31, 1996, the Company has incurred cumulative net losses of approximately $64.1 million. Although the Company currently has filed its request for a marketing permit in the U.S. and Europe, the Company does not currently have a RIGS product approved for commercial sale and does not anticipate commercial sales of sufficient volume to generate positive cash flow until 1998, at the earliest. The Company has incurred, and will continue to incur, substantial expenditures for research and development activities related to bringing its products to the commercial market. The Company intends to devote significant additional funds to clinical testing, manufacturing validation, and other activities required for regulatory review and commercialization of RIGS products. The amount of funds and length of time required to complete such testing will depend upon the outcome of regulatory reviews. The regulatory bodies may require more testing than is anticipated by the Company. There can be no assurance that the Company's RIGS products will be approved for marketing by the FDA or any foreign government agency, or that any such products will be successfully introduced or achieve market acceptance.

     As of December 31, 1996, the Company has cash, cash equivalents, and available-for-sale securities of $49.9 million. In April 1996, the Company sold 1,750,000 shares of common stock at a price of $18.50 per share in a secondary offering, and received proceeds net of underwriting discounts of $30.5 million. In November 1992 and December 1993, the Company issued a total of 2,330,000 Class E Redeemable Common Stock Purchase Warrants ("Class E Warrants") which expired on November 12, 1996. During 1996, the Company received proceeds from the exercise of Class E Warrants of approximately $15.0 million. In September 1996, the Company received a $2 million license payment from USSC. If the Company does not receive FDA and European regulatory approvals for the

RIGS system within 24 months from the execution date, and if USSC terminates the Agreement pursuant to certain provisions in the Agreement during this period, the Company must refund the license payment to USSC.

     In 1996, regulatory activities related to RIGScan CR49, the Company's first product to detect primary and metastatic colorectal cancer, continued to increase as the Company submitted an application to begin marketing in Europe and the United States. Consolidated research and development expenses during 1996 were approximately $16.1 million, or 68% of total operating expenses for the period. Consolidated general and administrative expenses were approximately $7.8 million, or 32% of total operating expenses for the period.

     The Company anticipates that 1997 research and development expenses will continue to increase over 1996 levels and selling, general and administrative expenses will increase significantly over 1996 expenditures. A significant portion of the increased general and administrative expenses will be associated with marketing activities in preparation for the commercial launch of the first RIGS product. In addition, the Company anticipates expenses directly associated with selling RIGScan CR49 and the Neoprobe 1000 system will increase particularly in the second half of 1997. The Company cannot predict when marketing approvals will be received. However, when the Company receives permission from the regulatory authorities to begin marketing its products and begins generating revenue from the sale of its products, additional costs for marketing and distribution will be incurred. During 1997, in addition to product launch activities, the Company will continue to focus on improving manufacturing processes for the production of RIGS products and developing other RIGScan products. The Company also anticipates opening clinical trials for additional applications of RIGScan CR49. The Company currently anticipates that approximately $21.0 million in cash will be used to finance operating activities during 1997. The Company has executed various agreements with third parties that supplement the technical and business capabilities of the Company. The Company is generally obligated to such parties to pay royalties or commissions upon commercial sale of the related product. The Company's estimate of its allocation of cash resources is based on the current state of its business operations and current business plan and current industry and economic conditions, and is subject to revisions due to a variety of factors including without limitation, additional expenses related to marketing and distribution, regulatory licensing and research and development, and to reallocation among categories and to new categories. The Company may need to supplement its funding sources from time to time.

     (New) MonoCarb AB ("MonoCarb") is a wholly-owned subsidiary of the Company, located in Lund, Sweden, where it operates a manufacturing and purification facility. The Company intends to use the production capability of MonoCarb to produce future RIGScan products and to prepare the CC49 monoclonal antibody produced by Bio-Intermediair BV for final radiolabeling. The Company advanced MonoCarb funds during 1996 to cover capital expenditures of approximately $570,000 and operating expenses of approximately $1.3 million. The Company anticipates advancing $2.4 million during 1997 to cover operating and capital expenditures.

     In 1994, the Company formed Neoprobe (Israel) to construct and operate a radiolabeling facility for the Company's targeting agents. The Company owns 95 percent of Neoprobe (Israel), with Rotem Industries Ltd., the private arm of the Israeli atomic energy authority ("Rotem") owning the balance and managing the facility. In 1994, Neoprobe (Israel) received notification from the state of Israel's Finance Committee that its requested financial program had been approved for the construction and operation of a radiolabeling facility near Dimona, Israel. On August 10, 1995, the Company and Neoprobe (Israel) raised $1.1 million for Neoprobe (Israel) through the issuance of convertible debentures. During 1996, all of these convertible debentures were converted into 200,000 shares of Common Stock of Neoprobe Corporation. Costs associated with construction of the facility and operations at Neoprobe (Israel) during 1996 were financed primarily with government grants and loans guaranteed by the Israeli government. The Company advanced Neoprobe (Israel) funds during 1996 to cover capital expenditures of approximately $900,000 and operating expenses of approximately $1.0 million. The Company anticipates advancing $2.5 million during 1997 to cover operating and capital expenditures.

     At December 31, 1996, the Company had net operating loss carryforwards of approximately $55.6 million to offset future taxable income through 2011. Additionally, the Company has tax credit carryforwards of approximately $1.9 million available to reduce future income tax liability through 2011. Under
Section 382 of the Internal Revenue Code of 1986, as amended, use of prior net operating loss carryforwards is limited after an ownership change. As a result of ownership changes which occurred in March 1989 and in September 1994, the Company's net operating tax loss carryforwards and tax credit carryforwards are subject to the limitations described by Section 382.

RESULTS OF OPERATIONS

     Since inception, the Company has dedicated substantially all of its resources to research and development of its RIGS system for the intraoperative diagnosis and treatment of cancer. Until the appropriate regulatory approvals are received, the Company is limited in its ability to generate revenue. Although the Company's Neoprobe 1000 system has received regulatory clearance, the Company does not anticipate generating positive cash flow from sales of the Neoprobe 1000 system alone. During 1996, the Company generated sales of Neoprobe 1000 systems of $780,000.

     Since acquiring MonoCarb in December 1993 for the purpose of manufacturing RIGScan products, MonoCarb has continued to generate revenue from the sale of serology products. MonoCarb generated sales of serology products of approximately $391,000, $803,000 and $850,000 during the years ended December 31, 1996, 1995 and 1994, respectively. All remaining sales reported in the Company's Consolidated Statements of Operations during these periods were from the sale of instruments. The Company currently plans to develop the long-term production capability of MonoCarb for future RIGScan products. As a result, the Company anticipates that revenue generated from the sale of serology products will continue to decrease in 1997 and in subsequent periods.

Years ended 1996, 1995 and 1994.

Revenue and Other Income:

     During the fiscal year ended December 31, 1996, the Company had net sales of approximately $1.2 million consisting of sales of Neoprobe 1000 systems of approximately $780,000 and blood serology products of approximately $391,000. Other income for the period was $2.4 million and consisted primarily of interest income of $2.2 million and miscellaneous income of $320,000, primarily consisting of payments received from the Company's Korean marketing partner for marketing rights in additional Asian territories. During the period ended December 31, 1995, the Company had net sales of $960,000 consisting of sales of Neoprobe 1000 systems of approximately $157,000 and blood serology products of $803,000. Other income for 1995 was approximately $764,000 and consisted primarily of interest income of approximately $603,000. Sales of the Neoprobe 1000 system increased significantly over 1995 primarily as a result of sales to customers using the system in an emerging technique called intraoperative lymphatic mapping ("ILM"). The Company anticipates that sales will continue to increase in 1997 due to this growing use of ILM and the potential commercial approval of the Company's RIGS products.

     Sales in 1995 compared to 1994 did not fluctuate. MonoCarb, continued to sell blood serology products in 1995, and was the principal source of revenue in both periods. During the period ended December 31, 1994, the Company had net sales of $933,000 consisting of sales of Neoprobe 1000 systems of $85,000 and blood serology products of $847,000. Other income and expenses for 1994 were $175,000 and consisted primarily of interest income of $181,000 and interest expense of $73,000.

Research and Development Expenses:

     Research and development expenses increased substantially during 1996 to $16.1 million from $7.8 million in 1995. During 1996 the Company filed marketing applications for regulatory approvals in Europe and in the U.S. The 1996 expenses reflect the costs associated with a multitude of activities required by regulatory authorities for product approval. The activities included validating the Company's manufacturing processes and conducting audits of clinical trial data. In addition, during the period the Company continued its product development activities for the detection of other cancers and its activated cellular therapy program. The increase in research and development expenses was the result of increases in wages and benefits from $3.2 million in 1995 to $5.7 million in 1996 and contracted services which increased from $1.6 million in 1995 to $4.7 million in 1996. Clinical trials also increased from $2.4 million in 1995 to $4.7 million in 1996. Wages and benefits increased primarily from an increase in research and development staff and $781,000 for non-cash compensation expense related to stock options which vested after the execution of a marketing agreement. Additional staff was added during the year to support development of future RIGS diagnostic products and RIGS/ACT products. Contracted services increased primarily due to costs related to manufacturing validation and testing and to a non-cash expense of $500,000 from technology licenses acquired for internal development. Clinical trial costs increased over the previous period primarily from clinical studies associated with RIGS/ACT products and costs associated with the development of the Biologic License Application and the European marketing application.

     Research and development expenses increased in 1995 to $7.8 million from $6.8 million in 1994. The increase in 1995 was a result of an increase in wages and benefits and contracted services during the year. These increases were partially offset by a decrease in clinical trial costs in 1995. During 1995, the Company continued to add personnel to assist in the preparation of the anticipated regulatory filings and increased the incentive pay for the period. Contracted services increased as a result of the Company's efforts to establish and validate its commercial scale manufacturing process for the production of its RIGS products. Clinical trial expenses during the year decreased since the Company completed testing in its Phase III clinical trial for metastatic colorectal cancer in the United States and Europe. The Company also completed enrollment in its Phase III clinical trial for primary colorectal cancer in the United States.

General and Administrative Expenses:

     General and administrative expenses increased substantially during 1996 to $7.8 million from $4.1 million in 1995. The 1996 increase was primarily a result of increased wages and benefits and other expenses. Wages and benefits increased as a result of sales and marketing personnel added during the period in addition to a $781,000 non-cash compensation expense recorded for stock options which vested after the execution of a marketing agreement. Other expenses increased primarily as a result of increases in commissions on net sales, travel expenses, insurance, recruiting, taxes and other miscellaneous expenses.

     General and administrative expenses decreased during 1995 to $4.1 million from $4.3 million in 1994. During 1995, professional services decreased and wages and benefits increased from the previous year. Professional services decreased primarily as a result of an unusually high amount of professional services recorded in 1994. The Company had several unsuccessful equity offerings during 1994 and therefore legal and accounting expenses were extraordinarily high. The costs for successful offerings in 1995, were recorded directly as a charge to stockholders' equity. Wages and benefits increased during 1995 primarily from a change in expense classification of certain individuals' salary from research and development in 1994 to general and administrative in 1995, because of differing job responsibilities.

ITEM 7. FINANCIAL STATEMENTS.

     The financial statements of the Company, and the related notes, together with the report of Coopers & Lybrand L.L.P. dated February 12, 1997, are set forth at pages F-1 through F-18 attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Information regarding the Registrant's directors will be set forth at "ELECTION OF DIRECTORS; Nominees for Election as Directors," in the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders (the "1997 Proxy Statement") which information is incorporated herein by reference. Information required by this Item concerning compliance with Section 16(a) of the Exchange Act will be set forth at "FORMS 3 and 4" in the 1997 Proxy Statement which information is incorporated herein by reference.

     The executive officers of the Company and their ages and positions are as follows:

                 Name                         Age                                 Position
---------------------------------------    -----------     -------------------------------------------------------
     John L. Ridihalgh, Ph.D.                  55          Chairman  of the Board,  Chief  Executive  Officer and
                                                           Director

     David C. Bupp                             47          President, Chief Operating Officer and Director

     Larry E. Anderson                         59          Vice President, Managing Director, Europe

     Louis Cosentino                           42          Vice President, Marketing and Corporate Development

     Joseph R. Bianchine, Ph.D.,               67          Vice  President,   Clinical   Research,   and  Medical
M.D.                                                       Director

     Matthew F. Bowman                         45          Vice President, Therapeutics

     William A. Eisenhardt, Ph.D.              54          Vice President, Research and Development

     David P. Houchens, Ph.D.                  60          Vice President, Pre-Clinical Studies

     J. Kenneth Poggenburg, Ph.D.              62          Vice President, Operations

     John Schroepfer                           36          Vice President, Finance and Administration

     Trudie L. Seeger, Ph.D.                   41          Vice President, Regulatory Affairs


     John L. Ridihalgh, Ph.D., has served as a director and Chairman of the Board since 1988. He was President of the Company from 1984 to November 1991. Dr. Ridihalgh served as Chief Executive Officer from 1984 to November 1991 and resumed the position in June 1992. From November 1991 to June 1992, Dr. Ridihalgh served as a consultant to the Company. From 1968 to 1974, Dr. Ridihalgh was a research scientist at Battelle Memorial Institute in Columbus, Ohio. He founded a consulting firm to the nuclear industry in 1974 and a manufacturer of long-distance telephone network access devices in 1981. He is also the founder of a medical instrument development company and an animal vaccine company which has licensed a number of vaccines for veterinary use. Dr. Ridihalgh has a B.S. degree in Mathematics and a Ph.D. degree in Nuclear Engineering, both from Iowa State University.

     David C. Bupp has served as President, Chief Operating Officer and a director of the Company since August 1992. From August 1992 to May 1993, Mr. Bupp served as Treasurer of the Company. In addition to the foregoing positions, from December 1991 to August 1992, he was Acting President, Executive Vice President, Chief Operating Officer and Treasurer, and from December 1989 to December 1991, he was Vice President, Finance and Chief Financial Officer. From 1982 to December 1989, Mr. Bupp was Senior Vice President, Regional Manager for AmeriTrust Company National Association, a nationally chartered bank holding company, where he was in charge of commercial banking operations throughout Central Ohio. Mr. Bupp has a B.A. degree in Economics from Ohio Wesleyan University. Mr. Bupp completed a course of study at Stonier Graduate School of Banking.

     Larry E. Anderson has served as Vice President, Managing Director - Europe since January 1997. From May 1993 to April 1996, he served as first partner-in-charge of audit in the Moscow office of Coopers & Lybrand L.L.P. Mr. Anderson was a partner in the Columbus, Ohio office of Coopers & Lybrand prior to that time. Mr. Anderson has a B.A. in Accounting from Miami University in Oxford, Ohio and is a Certified Public Accountant.

     Joseph R Bianchine, Ph.D., M.D. has served as Vice President, Clinical Research and Medical Director of Neoprobe since September 1996. Prior to joining the Company, Dr. Bianchine was Senior Vice President and Director, Medical Research Center at Pharmacia, Inc. from 1988 to 1996. Dr. Bianchine is a director of Technilogix, Inc. Dr. Bianchine has an M.D. degree from the State University of New York at Syracuse and a Ph.D. from Albany Medical College in Albany, New York.

     Matthew F. Bowman has served as Vice President, Therapeutics since June of 1996. Prior to his current position, Mr. Bowman was employed by Pharmacia, Inc., where he served as Vice President of the Therapeutic Products Division from 1995 to 1996 and as Senior Director, Therapeutics, from 1993 to 1995. From 1988 to 1993, Mr. Bowman was employed by Adria Laboratories where, in 1993, he served as Senior Director, New Business Development and Licensing, from 1990 to 1992, he served as Director, New Business Development and Licensing, and, from 1988 to 1990, he served as Associate Director, New Business Development. Mr. Bowman has a B.A. degree in Political Science from The Citadel.

     Louis Cosentino has served as Vice President, Marketing and Corporate Development of the Company since January 1996. From 1976 through 1995, Mr. Cosentino was employed by Johnson & Johnson, Inc. From 1992 through 1995, he served as Vice President, Advanced Concepts and Technology of Ethicon Endo-Surgery, Inc., an affiliate of Johnson & Johnson, and from 1991 through 1993 he served as Director of New Business at Ethicon Endo-Surgery.
Mr. Cosentino has B.A. and M.B.A. degrees from Farleigh Dickinson University .

     William A. Eisenhardt, Ph.D., has served as Vice President, Research and Development of the Company since April 1994. From 1985 to 1992, Dr. Eisenhardt served as Vice President, Research and Development and from 1992 until April 1994 was Director of Technology Assessment for the Ross Laboratories Division of Abbott Laboratories. Dr. Eisenhardt has an A.B. degree in Chemistry from Case Western Reserve University, a Ph.D. degree in Organic Chemistry from the State University of New York at Buffalo, and was a Postdoctoral Researcher in Chemistry at the University of Chicago.

     David P. Houchens, Ph.D., has served as Vice President, Pre-Clinical since January 1996, and served as Vice President, Corporate Development of the Company from May 1993 to January 1996. From May 1993 to May 1994, Dr. Houchens was Vice President, Clinical Development and from March 1990 to May 1993, Dr. Houchens served as the Director of Laboratory and Clinical Sciences for the Company. From 1976 to March 1990, Dr. Houchens was Projects Manager at Battelle Memorial Institute, and for five years prior thereto he was a Senior Staff Fellow at the National Cancer Institute. Dr. Houchens has a B.S. degree in Biology from Stetson University, and an M.S. degree in Biology and a Ph.D. degree in Microbiology/Immunology from George Washington University.

     J. Kenneth Poggenburg, Ph.D., was named Vice President, Operations of the Company in March 1994. From January 1984 to February 1994, Dr. Poggenburg served as Director of Research and Development for Hybritech Incorporated. From 1981 to 1984, Dr. Poggenburg was Director of Research and Development at American Home Products, Analytic Products Division. Dr. Poggenburg has a B.S. degree in Chemistry from the College of the Holy Cross and a Ph.D. degree in Nuclear Chemistry from the University of California, Berkeley.

     John Schroepfer has served as Vice President, Finance and Administration of the Company since May 1993. From November 1991 to May 1993, Mr. Schroepfer served as Controller of the Company, and was Chief Accounting Officer of the Company from August 1992 to May 1993. From March 1989 to November 1991, he was the Senior Accountant for the Company. From May 1986 to March 1989, Mr. Schroepfer was employed by Coopers & Lybrand. Mr. Schroepfer has a B.S./B.A. degree in Accounting from The Ohio State University and is a Certified Public Accountant.

     Trudie L. Seeger, Ph.D., has served as Vice President, Regulatory Affairs of the Company since May 1993. From May 1991 to May 1993, Dr. Seeger was Director of Regulatory Affairs and Clinical Research for the Company, and from February 1990 to March 1991, she was the Associate Director of Regulatory Affairs for the Company. From June 1988 to September 1989, Dr. Seeger was Senior Clinical Research Associate at Bristol Myers, and from January 1984 to June 1988, she was a clinical research associate at Bristol Myers. From September 1989 to January 1990, Dr. Seeger was Associate Director, Clinical Research, at Schering-Plough. Dr. Seeger has a B.S. degree in Biology from D'Youville College (magna cum laude) and an M.S. degree in Physical Science and a Ph.D. degree in Experimental Pathology (with a research emphasis in Immunology) from the State University of New York at Buffalo.

ITEM 10. EXECUTIVE COMPENSATION.

     The information required by this item will be set forth at "COMPENSATION OF MANAGEMENT" in the 1997 Proxy Statement which information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item will be set forth at "SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS, DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS" in the 1997 Proxy Statement which information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item will be set forth at "CERTAIN TRANSACTIONS" in the 1997 Proxy Statement which information is incorporated herein by reference.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (A) LIST OF EXHIBITS AND FINANCIAL STATEMENTS INCORPORATED BY REFERENCE

           (3)        ARTICLES OF INCORPORATION AND BY-LAWS

           3.1. Complete Restated Certificate of Incorporation of Neoprobe Corporation, as corrected February 18, 1994 and as amended June 27, 1994, July 25, 1995 and June 3, 1996
                      (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated June 20, 1996 (the "June 1996 Form 8-K"); Commission File No. 0-26520).

           3.2. Amended and Restated By-Laws, dated July 21, 1993, as amended July 18, 1995 and May 30, 1996 (incorporated by reference to Exhibit 99.4 to the June 1996 Form 8-K).

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

           4.3. Rights Agreement dated as of July 18, 1995 between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 1 to the registration statement on Form 8-A, Commission File No. 0-26520).

           (10) MATERIAL CONTRACTS (*indicates management contract or compensatory plan or arrangement).

           10.1. 1.--10.1.18. Reserved

           10.1.19. Form of Brokers' Warrants for the purchase of shares of Common Stock dated February 17, 1995 issued to officers of Sunrise Financial Corporation (incorporated by reference to Exhibit 10.1.19 to the Registrant's Annual Report on Form 10-KSB for the year ending December 31, 1994; Commission File No. 0-26520 (the "1994 Form 10-KSB")). This exhibit is one of six substantially identical instruments and is accompanied by a schedule identifying the other documents omitted and setting forth the material details in which such documents differ from the one that is filed therewith.

           10.1.20.   Reserved.

           10.1.21. Participating Broker Agreement dated February 17, 1995 between Sunrise Securities Corp. and Registrant (incorporated by reference to Exhibit 10.1.21 to the 1994 Form 10-KSB).

           10.1.22.   Reserved.

           10.1.23. Brokers' Warrants for the purchase of shares of Common Stock dated June 30, 1995 issued to officers of Sunrise Financial Corporation (incorporated by reference to Exhibit 10.1.23 to Registrant's Quarterly Report on Form 10-QSB for the quarter ending June 30, 1995; Commission No. 0-26520 (the "2nd Quarter 1995 Form 10-QSB")). This
                      exhibit is one of six substantially identical instruments and is accompanied by a schedule identifying the other documents omitted and setting forth the material details in which such documents differ from the one that is filed therewith.

           10.1.24. Participating Broker Agreement dated June 23, 1995 between Sunrise Securities Corp. and Registrant (incorporated by reference to Exhibit 10.1.24 to the 2nd Quarter 1995 Form 10-QSB).

           10.1.25. Rights Agreement between the Registrant and Continental Stock Transfer & Trust Company dated as of July 18, 1995 (see Exhibit 4.3).

           10.1.26. Participating Broker Agreement dated September 8, 1995 between Registrant and Sunrise Securities Corp. (incorporated by reference to Exhibit No. 1.3 to Amendment No. 1 to registration statement on Form S-3; No. 33-96440).

           10.1.27. Convertible Debenture issued by Neoprobe (Israel) Ltd. on August 10, 1995 (incorporated by reference to Exhibit
                      10.1.27 to Registrant's Quarterly Report on Form 10-QSB for the quarter ending September 30, 1995; Commission File No. 0-26520 (the "3rd Quarter 1995 Form 10-QSB")). This
                      exhibit is one of three substantially identical instruments and is accompanied by a schedule identifying the other documents omitted and setting forth the material details in which such documents differ from the one that is filed therewith.

           10.1.28. Letter agreement dated May 31, 1995 among Registrant, GKN Securities Corp., David Nussbaum, Roger Gladstone, Robert Gladstone and Ira Scott Greenspan (incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K dated May 31, 1995; Commission File No. 0-26520 (the "May 1995 Form 8-K")).

           10.1.29. Form of Limited Recourse Promissory Note dated May 31, 1995 issued to Registrant (incorporated by reference to Exhibit 99.2 to the May 1995 Form 8-K). This exhibit is one of five substantially identical instruments and is accompanied by a schedule identifying the other documents omitted and setting forth the material details in which such documents differ from the one that is filed therewith.

           10.1.30. Letter agreements dated March 13, 1995 and May 25, 1995 between Registrant and David Blech and D. Blech & Company Incorporated (incorporated by reference to Exhibit 99.3 to the May 1995 Form 8-K).

           10.2.1.--  10.2.14. Reserved.

           10.2.15. Option Agreements between the Registrant and David C. Bupp (incorporated by reference to Exhibit 10.7 to the Registrant's registration statement on Form S-1; No. 33-51446 (the "Form S-1")).*

           10.2.16.-- 10.2.17. Reserved.

           10.2.18. Non-Qualified Stock Option Agreement dated May 3, 1993 between the Registrant and David C. Bupp (incorporated by reference to Exhibit 10.50 to the Registrant's Quarterly Report on Form 10--QSB for the quarterly period ended June 30, 1993; Commission File No. 0-26520 (the "2nd Quarter 1993 Form 10-QSB")).*

           10.2.19.-- 10.20. Reserved.

           10.2.21. Non-Qualified Stock Option Agreement dated May 3, 1993 between the Registrant and John L. Ridihalgh (incorporated by reference to Exhibit 10.53 to the 2nd Quarter 1993 Form 10-QSB).*

           10.2.22.   Reserved.

           10.2.23. Non-Qualified Stock Option Agreement dated February 28, 1992 and amended and restated June 3, 1993 between the Registrant and David C. Bupp (incorporated by reference to
                      Exhibit 99.5 to Registrant's report on Form 8-K dated January 21, 1994; Commission File No. 0-26520 (the "January 1994 Form 8-K")).*

           10.2.24. Non-Qualified Stock Option Agreement dated July 1, 1990 and amended and restated June 3, 1993 between the Registrant and David C. Bupp (incorporated by reference to
                      Exhibit 99.6 to the January 1994 Form 8-K).*

           10.2.25. Non-Qualified Stock Option Agreement dated June 1, 1992 and amended and restated June 3, 1993 between the Registrant and John L. Ridihalgh (incorporated by reference to Exhibit 99.7 to the January 1994 Form 8-K).*

           10.2.26. Amended and Restated Stock Option and Restricted Stock Purchase Plan dated March 3, 1994 (incorporated by reference to Exhibit 10.2.26 to Registrant's annual report on Form 10-KSB for the year ending December 31, 1993; Commission File No. 0-26520 (the "1993 Form 10-KSB")).*

           10.2.27. Letter agreement dated February 16, 1995 from the Registrant to John L. Ridihalgh amending Employment Agreement between them dated July 1, 1993 (incorporated by reference to Exhibit 10.2.27 to the 1994 Form 10-KSB).*

           10.2.28. Letter agreement dated February 16, 1995 from the Registrant to David C. Bupp amending Employment Agreement between them dated July 1, 1993 (incorporated by reference to Exhibit 10.2.28 to the 1994 Form 10-KSB).*

           10.2.29. Non-Qualified Stock Option Agreement dated February 16, 1995 between the Registrant and John L. Ridihalgh (incorporated by reference to Exhibit 10.2.29 to the 1994 Form 10-KSB).*

           10.2.30. Non-Qualified Stock Option Agreement dated February 16, 1995 between the Registrant and David C. Bupp (incorporated by reference to Exhibit 10.2.30 to the 1994 Form 10-KSB).*

           10.2.31. Employment Agreement dated as of January 1, 1996 between the Registrant and John L. Ridihalgh (incorporated by reference to Exhibit 10.2.31 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1996; Commission File No. 0-26520 (the "2nd Quarter 1996 Form 10-QSB")).*

           10.2.32. Employment Agreement dated as of January 1, 1996 between the Registrant and David C. Bupp (incorporated by reference to Exhibit 10.2.32 to the 2nd Quarter 1996 Form 10-QSB).*

           10.2.33    1996 Stock Incentive Plan (incorporated by reference to
                      Exhibit 10.2.33 to the 2nd Quarter 1996 Form 10-QSB).*

           10.2.34. Restricted Stock Purchase Agreement dated June 5, 1996 between the Registrant and John L. Ridihalgh.*

           10.2.35. Restricted Stock Purchase Agreement dated June 5, 1996 between the Registrant and David C. Bupp.*

           10.2.36. Restricted Stock Purchase Agreement dated November 25, 1996 between the Registrant and Joseph R. Bianchine, as amended January 2, 1997.*

           10.3.1. Technology Transfer Agreement dated July 29, 1992 between the Registrant and The Dow Chemical Corporation (incorporated by reference to Exhibit 10.10 to the Form S-1, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

           10.3.2.--10.3.3. Reserved.

           10.3.4. License Agreement dated August 15, 1992 between the Registrant and Enzon, Inc. and Amendment thereto dated August 19, 1992 (incorporated by reference to Exhibit
                      10.13 to the Form S--1).

           10.3.5.--10.3.6. Reserved.

           10.3.7. Research and Development Agreement dated July 23, 1985, among the Registrant, the Ohio State University and the Director of Development of the State of Ohio, acting on behalf of the State of Ohio (incorporated by reference to Exhibit 10.16 to the Form S-1, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

           10.3.8. Supplemental Agreement dated July 19, 1985 between the Registrant and The Ohio State University, acting on behalf of the State of Ohio (incorporated by reference to Exhibit
                      10.17 to the Form S-1, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

           10.3.9. Task Order Agreement for Sponsored Clinical Research dated May 15, 1992, between the Registrant and The Ohio State University Research Foundation (incorporated by reference to Exhibit 10.18 to the Form S-1, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

           10.3.10. License Agreement dated July 23, 1992 between the Registrant and The Ohio State University Research Foundation (incorporated by reference to Exhibit 10.19 to the Form S-1, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

           10.3.11. License Agreement dated July 23, 1992 between the Registrant and The Ohio State University Research Foundation (incorporated by reference to Exhibit 10.20 to the Form S-1, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

           10.3.12.--10.3.14. Reserved.

           10.3.15. Option to License dated June 23, 1993 between the Registrant, Biomeasure, Incorporated and Kinerton Limited (incorporated by reference to Exhibit 10.54 to the 2nd Quarter 1993 Form 10-QSB).

           10.3.16. Drug Manufacture Agreement dated April 6, 1993 between the Registrant and Nordion International Inc. (incorporated by reference to Exhibit 10.55 to the 2nd Quarter 1993 Form 10-QSB, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

           10.3.17. Sublicense Option Agreement dated May 15, 1993 between the Registrant and NeoRx Corporation (incorporated by reference to Exhibit 10.56 to the 2nd Quarter 1993 Form 10-QSB, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

           10.3.18. Amendment I to License Agreement dated October 18, 1993 between the Registrant and Enzon, Inc. (incorporated by reference to Exhibit 10.3.18 to Post-Effective Amendment No. 2 to the Form S-1).

           10.3.19.--10.3.23. Reserved.

           10.3.24. Amendment II to License Agreement dated March 11, 1994 between the Registrant and Enzon, Inc. (incorporated by reference to Exhibit 10.3.24 to Registrant's Quarterly Report on Form 10-QSB for the quarter ending March 31, 1994; Commission File No. 0-26520 (the "1st Quarter 1994 Form 10-QSB")).

           10.3.25. License Agreement (Imaging Products License) dated August 1, 1994 between the Registrant and Biomeasure, Incorporated (incorporated by reference to Exhibit 10.3.25 to registration statement on Form SB-2, No. 33-82278 (the "Form SB-2"), confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

           10.3.26. License Agreement (Surgery Products License) dated August 1, 1994 between the Registrant and Biomeasure, Incorporated (incorporated by reference to Exhibit 10.3.26 to the Form SB-2, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

           10.3.27. Supply Agreement dated August 1, 1994 between Registrant and Kinerton Limited (incorporated by reference to Exhibit
                      10.3.27 to the Form SB-2, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

           10.3.28.   Reserved.

           10.3.29. Manufacturing and Supply Agreement dated February 20, 1995 between the Registrant and Bio-Intermediair, B.V. (incorporated by reference to Exhibit 10.3.29 to the 1994 Form 10-KSB).

           10.3.30. Facility Agreement dated July 17, 1995 among Registrant, Neoprobe (Israel) Ltd., and Rotem Industries, Ltd. (incorporated by reference to Exhibit 10.3.30 to the 3rd Quarter 1995 Form 10-QSB, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

           10.3.31. Cooperative Research and Development Agreement between Registrant and National Cancer Institute (incorporated by reference to Exhibit 10.3.31 to the 3rd Quarter 1995 Form 10-QSB).

           10.3.32. First Amendment to Facility Agreement dated July 17, 1995 among Registrant, Neoprobe (Israel), Ltd. and Rotem Industries, Ltd (incorporated by reference to Exhibit
                      10.3.32 to the Registrant's Annual Report on Form 10-KSB for the year ending December 31, 1995; Commission File No. 0-26520 (the "1995 Form 10-KSB")).

           10.3.33. Investment Agreement dated January 31, 1996 between the Registrant and XTL Biopharmaceuticals, Ltd. (incorporated by reference to Exhibit 10.3.33 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1996; Commission File No. 0-26520 (the "1st Quarter 1996 Form 10-QSB")).

           10.3.34 $1,500,000 5% Convertible Subordinated Debenture Due February 13, 1998 of XTL Biopharmaceuticals, Ltd. issued to Registrant on February 13, 1996 (incorporated by reference to Exhibit 10.3.34 to the 1st Quarter 1996 Form 10-QSB).

           10.3.35 Investors' Rights Agreement dated February 5, 1996 between Registrant and XTL Biopharmaceuticals, Ltd. (incorporated by reference to Exhibit 10.3.35 to the 1st Quarter 1996 Form 10-QSB).

           10.3.36 Warrant to purchase Class A Common Shares of XTL Biopharmaceuticals, Ltd. issued to Registrant on February 13, 1996 (incorporated by reference to Exhibit 10.3.36 to the 1st Quarter 1996 Form 10-QSB).

           10.3.37 Research and Development Agreement dated February 13, 1996 between Registrant and XTL Biopharmaceuticals, Ltd. (incorporated by reference to Exhibit 10.3.37 to the 1st Quarter 1996 Form 10-QSB, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

           10.3.38 Sublicense Agreement dated February 13, 1996 between Registrant and XTL Biopharmaceuticals, Ltd. (incorporated by reference to Exhibit 10.3.38 to the 1st Quarter 1996 Form 10-QSB, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

           10.3.39 Limited Liability Company Agreement dated February 22, 1996 between Registrant and Peptor Corp. (incorporated by reference to Exhibit 10.3.39 to the 1st Quarter 1996 Form 10-QSB).

           10.3.40 Subscription and Option Agreement dated March 14, 1996 between Registrant and Cira Technologies Inc. (incorporated by reference to Exhibit 10.3.40 to the 1st Quarter 1996 Form 10-QSB)

           10.3.41.   Reserved.

           10.3.42 Supply Agreement dated April 1, 1996 between Neoprobe-Peptor JV L.L.C. and Peptor Ltd. (incorporated by reference to Exhibit 10.3.42 to the 2nd Quarter 1996 Form 10-QSB, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

           10.3.43 Supply Agreement dated April 1, 1996 between Neoprobe-Peptor JV L.L.C. and Neoprobe (Israel) Ltd. (incorporated by reference to Exhibit 10.3.43 to the 2nd Quarter 1996 Form 10-QSB, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

           10.3.44 Technology Option Agreement dated as of March 14, 1996 between Cira Technologies, Inc. and Registrant (incorporated by reference to Exhibit 10.3.44 to the 2nd Quarter 1996 Form 10-QSB, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

           10.3.45 License dated May 1, 1996 between Registrant and The Dow Chemical Company (incorporated by reference to Exhibit
                      10.3.45 to the 2nd Quarter 1996 Form 10-QSB).

           10.3.46 License Agreement dated May 1, 1996 between Registrant and The Dow Chemical Company (incorporated by reference to
                      Exhibit 10.3.46 to the 2nd Quarter 1996 Form 10-QSB, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

           10.4.1.--10.4.15. Reserved.

           10.4.16. Project Management Agreement dated May 17, 1995 between Neoprobe (Israel) Ltd. and BARAN Project Construction Ltd. (incorporated by reference to Exhibit 10.4.16 to the 2nd Quarter 1995 Form 10-QSB).

           10.4.17. Strategic Marketing Agreement dated August 30, 1995 between Registrant and Damon Pharm Ltd. (incorporated by reference to Exhibit 10.4.17 to the 3rd Quarter 1995 Form 10-QSB, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

           10.4.18. Exclusive Distribution Agreement dated September 25, 1995 between Registrant and Syncor International Corporation (incorporated by reference to Exhibit 10.4.18 to the 3rd Quarter 1995 Form 10-QSB, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

           10.4.19. Exclusive Distribution Service Agreement dated November 30, 1995 between Registrant and Nordion Europe S.A. (incorporated by reference to Exhibit 10.4.19 to the 1995 Form 10-KSB, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

           10.4.20. License and Distribution Agreement dated September 18, 1996 between Registrant and United States Surgical Corporation (incorporated by reference to Exhibit 10.4.20 to the Registrant's Quarterly Report on Form 10-QSB, as amended by amendment no. 1 on Form 10-QSB/A, for the quarter ended September 30, 1996; Commission File No. 0-26520, which was filed pursuant to Rule 24b-2 under which the Registrant has requested confidential treatment of certain portions of this Exhibit).

           (11)       STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS.

           11.1.      Computation of Net Loss Per Share.

           (21)       SUBSIDIARIES OF THE REGISTRANT.

           21.1.      Subsidiaries of the Registrant.

           (23)       CONSENT OF EXPERTS AND COUNSEL.

           23.1       Consent of Coopers & Lybrand L.L.P.

           (24)       POWERS OF ATTORNEY.

           24.1.      Powers of Attorney.

           24.2. Certified resolution of the Registrant's Board of Directors authorizing officers and directors signing on behalf of the Company to sign pursuant to a power of attorney.

     (B) REPORTS ON FORM 8-K.

         No current report on Form 8-K was filed by the Registrant during the fourth quarter of fiscal 1995.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 1997
                                                  NEOPROBE CORPORATION
                                                  (the "Registrant")


                                                  By: David C. Bupp
                                                  ---------------------------
                                                   David C. Bupp, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     SIGNATURE                                               TITLE                                      DATE

John L. Ridihalgh*                                 Director, Chairman of the Board,                March 28, 1997
-------------------------------------              Chief Executive Officer
         John L. Ridihalgh                         (principal executive officer)


David C. Bupp                                      Director, President, Chief                      March 28, 1997
-------------------------------------              Operating Officer and Treasurer
           David C. Bupp                           (principal financial officer)


John Schroepfer*                                   Vice President, Finance and                     March 28, 1997
-------------------------------------
          John Schroepfer                          Administration

Jerry K. Mueller, Jr.*                             Director                                        March 28, 1997
-------------------------------------
       Jerry K. Mueller, Jr.

James F. Zid*                                      Director                                        March 28, 1997
-------------------------------------
            James F. Zid

Zwi Vromen*                                        Director                                        March 28, 1997
-------------------------------------
             Zwi Vromen

Julius R. Krevans*                                 Director                                        March 28, 1997
-------------------------------------
         Julius R. Krevans

Michael P. Moore*                                  Director                                        March 28, 1997
-------------------------------------
          Michael P. Moore

J. Frank Whitley, Jr.*                             Director                                        March 28, 1997
-------------------------------------
       J. Frank Whitley, Jr.

C. Michael Hazard*                                 Director                                        March 28, 1997
-------------------------------------
         C. Michael Hazard

             *By:       David C. Bupp
                   -------------------------------------------
                        David C. Bupp, Attorney-in-fact

-------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                             -----------------------



                              NEOPROBE CORPORATION


                             -----------------------



                            FORM 10-KSB ANNUAL REPORT


                           FOR THE FISCAL YEAR ENDED:

                                DECEMBER 31, 1996



                             -----------------------

                               FINANCIAL STATEMENTS

                             -----------------------










===============================================================================

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Stockholders of
Neoprobe Corporation

We have audited the accompanying consolidated balance sheets of Neoprobe Corporation and Subsidiaries (A Development Stage Company) as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1994, 1995, and 1996, and for the period from November 16, 1983 (date of inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neoprobe Corporation and Subsidiaries (A Development Stage Company) as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1994, 1995, and 1996, and for the period from November 16, 1983 (date of inception) to December 31, 1996, in conformity with generally accepted accounting principles.

                                                 Coopers & Lybrand L.L.P.

Columbus, Ohio
February 12, 1997

NEOPROBE CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

December 31, 1995 and 1996

                              ASSETS                                           1995                   1996
                                                                               ----                   ----
Current assets:
     Cash and cash equivalents                                              $10,032,973            $30,168,412
     Available-for-sale securities                                            7,279,659             19,748,819
     Stock subscriptions receivable                                           1,262,513
     Accounts receivable                                                        184,330              1,240,474
     Inventory                                                                  473,004                216,272
     Prepaid expenses                                                           442,429              1,605,897
     Other current assets                                                       341,587                683,649
                                                                           ------------            -----------
              Total current assets                                           20,016,495             53,663,523
                                                                           ------------            -----------

Note receivable                                                                                      1,500,000
Property and equipment at cost:
     Equipment                                                                4,570,185              7,053,392
     Construction in progress                                                   262,026              1,226,966
                                                                           ------------            -----------
                                                                              4,832,211              8,280,358

                  Less accumulated depreciation and amortization             (1,266,939)            (1,831,997)
                                                                           ------------            -----------

                                                                              3,565,272              6,448,361
                                                                           ------------            -----------
Intangible assets, net of accumulated amortization of $65,626 and
     $84,750, respectively                                                      523,249              2,130,335
Other assets                                                                     40,314                130,949
                                                                           ------------            -----------
                  Total assets                                             $ 24,145,330            $63,873,168
                                                                           ============            ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

NEOPROBE CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

               LIABILITIES AND STOCKHOLDERS' EQUITY                                1995               1996
                                                                                   ----               ----
Current liabilities:
     Accounts payable:
          Trade                                                                  $ 1,558,916       $ 2,368,357
          Related parties                                                             25,838            36,298
     Accrued expenses                                                                957,049         2,951,430
     Deferred revenue                                                                                2,000,000
     Notes payable to finance company                                                128,487           155,091
     Capital lease obligation, current                                               244,348            76,161
                                                                                 -----------      ------------

                  Total current liabilities                                        2,914,638         7,587,337
                                                                                 -----------      ------------

     Long-term debt                                                                1,100,000         1,000,687
     Capital lease obligation                                                         82,043             8,096
                                                                                 -----------      ------------
                  Total liabilities                                                4,096,681         8,596,120
                                                                                 -----------      ------------
Commitments and contingencies

Stockholders' equity:
     Preferred stock; $.001 par value; 5,000,000 shares authorized at December
         31, 1995 and 1996; none outstanding (500,000 shares designated as
         Series A, $.001 par value, at December 31, 1996; none outstanding)
     Common stock; $.001 par value; 50,000,000 shares authorized; 17,534,800 shares issued and 17,334,800 shares outstanding at December 31, 1995;
         22,586,527 shares issued and outstanding at December 31, 1996                17,335            22,587
         Additional paid-in capital                                               62,964,787       119,293,862
         Deficit accumulated during development stage                            (43,146,860)      (64,116,003)
         Unrealized gain on available-for-sale securities                             46,480           (29,859)
         Cumulative foreign currency translation adjustment                          166,907           106,461
                                                                                 -----------      ------------
                  Total stockholders' equity                                      20,048,649        55,277,048
                                                                                 -----------      ------------

                  Total liabilities and stockholders' equity                     $24,145,330      $ 63,873,168
                                                                                 ===========      ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

NEOPROBE CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                            November 16,
                                                                                                           1983 (Date of
                                                           Years Ended December 31,                        Inception) to
                                          -----------------------------------------------------------       December 31,
                                                1994                  1995                 1996                 1996
                                          ------------------    -----------------     ---------------    -------------------
Net sales                                 $     933,056         $     959,984          $  1,171,186       $  4,058,997
Cost of goods sold                              587,972               505,998               676,773          2,128,297
                                            -----------           -----------          ------------       ------------

    Gross profit                                345,084               453,986               494,413          1,930,700
                                            -----------           -----------          ------------       ------------

Operating expenses:
  Research and development expenses:
    Wages and benefits                        2,444,922             3,152,741             5,694,484         14,865,442
    Contracted services                         348,544             1,646,309             4,709,492          9,246,939
    Clinical trials                           3,448,335             2,350,814             4,747,008         17,580,200
    Other                                       519,627               679,612               931,777          3,206,753
                                            -----------           -----------          ------------       ------------

    Total research and development            6,761,428             7,829,476            16,082,761         44,899,334
                                            -----------           -----------          ------------       ------------

  General and administrative expenses:
    Wages and benefits                          778,138             1,086,622             2,990,665          8,229,860
    Contracted services                         544,296               431,220               639,183          2,791,170
    Professional services                       896,961               455,234               616,441          3,329,532
    Depreciation and amortization               488,959               545,337               649,381          2,189,983
    Other                                     1,605,008             1,629,428             2,857,900          9,217,376
                                            -----------           -----------          ------------       ------------

    Total general and administrative          4,313,362             4,147,841             7,753,570         25,757,921
                                            -----------           -----------          ------------       ------------

Loss from operations                        (10,729,706)          (11,523,331)          (23,341,918)       (68,726,555)
                                            -----------           -----------          ------------       ------------

Other income (expense):
  Interest income                               180,771               603,275             2,179,345          3,765,385
  Interest expense                              (73,003)             (121,463)              (83,436)          (506,040)
  Gain (loss) on foreign currency
     transactions                                15,910                18,195               (43,459)           (44,663)
  Other                                         (15,318)              263,949               320,325          1,316,517
  Minority interest                              66,600                                                         79,353
                                            -----------           -----------          ------------       ------------


    Total other income                         174,960               763,956              2,372,775          4,610,552
                                            -----------           -----------          ------------       ------------

    Net loss                              $(10,554,746)         $(10,759,375)          $(20,969,143)      $(64,116,003)
                                          ============          ============           ============       ============

Loss per share data:
   Net loss per share of common stock     $      (1.18)                 (.73)                 (1.06)
                                          ============           ===========           ============

   Weighted-average number of shares
      outstanding during the year            8,926,196            14,725,687             19,743,649
                                          ============           ===========           ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

NEOPROBE CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                           November 16,
                                                                                                          1983 (Date of
                                                              Years Ended December 31,                    Inception) to
                                                 ----------------------------------------------------      December 31,
                                                       1994               1995              1996               1996
                                                 ---------------    ---------------    --------------    ---------------
Cash flows from operating activities:
  Net loss                                         $(10,554,746)      $(10,759,375)     $(20,969,143)      $(64,116,003)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                       495,838            551,992           652,623          2,208,318
    Loss on disposal of assets                           15,536              9,099            10,199             59,058
    Reissuance of treasury stock to 401(k) plan           2,034                                                  20,450
    Amortization of bond premium                         18,021                                                  18,021
    Minority interest                                   (66,600)                                                (79,353)
    Non-cash expenditures for research and
      development                                                                            500,000            500,000
    Compensation expense under restricted
      stock and stock option plans                                                         1,683,750          1,683,750
    Change in operating assets and liabilities:
      Accounts receivable                              (554,935)           396,725        (1,002,799)        (1,163,216)
      Inventory                                         202,578             64,757           248,734            211,705
      Prepaid expenses and other                         21,955           (252,076)         (566,291)        (1,235,679)
      Accounts payable                                  175,335             19,981           905,883          2,309,625
      Accrued expenses                                   81,825            740,579         1,996,641          2,922,209
      Deferred revenue                                                                     2,000,000          2,000,000
                                                 ---------------    ---------------    --------------    ---------------

    Net cash used in operating activities           (10,163,159)        (9,228,318)      (14,540,403)       (54,661,115)
                                                 ---------------    ---------------    --------------    ---------------

Cash flows from investing activities:
  Purchases of available-for-sale securities         (4,030,743)       (16,564,908)      (50,061,144)       (94,673,416)
  Proceeds from sales of
    available-for-sale securities                     2,605,405          1,243,431        27,607,495         45,989,652
  Maturities of available-for-sale securities         2,965,000         10,763,965         9,982,000         28,964,742
  Purchases of property and equipment                  (525,519)        (1,434,524)       (3,616,297)        (6,518,917)
  Patents and organization costs                       (217,993)          (132,416)         (126,209)          (790,179)
  Other                                                                                          (78)           (48,980)
                                                 ---------------    ---------------    --------------    ---------------
    Net cash provided by (used in)
      investing activities                              796,150         (6,124,452)      (16,214,233)       (27,077,098)
                                                 ---------------    ---------------    --------------    ---------------

Cash flows from financing activities:
  Proceeds from notes payable                           169,761          1,243,696           180,242          3,271,822
  Proceeds from issuance of common stock, net         8,379,147         23,995,737        50,117,201        101,818,921
  Payment of notes payable                             (161,132)          (137,109)         (153,638)        (2,829,128)
  Proceeds under capital leases                         392,138                                                 481,545
  Payments under capital leases                        (171,721)          (212,199)         (241,390)          (646,149)
  Proceeds from issuance of preferred stock                                                                   8,845,879
  Treasury stock purchases                                                                                      (25,000)
  Proceeds from bank loan                                                                  1,000,687          1,000,687
                                                 ---------------    ---------------    --------------    ---------------

    Net cash provided by financing                    8,608,193         24,890,125        50,903,102        111,918,577
      activities                                 ---------------    ---------------    --------------    ---------------

Effect of exchange rate changes on cash                   6,219             (5,157)          (13,027)           (11,952)
                                                 ---------------    ---------------    --------------    ---------------

    Net (decrease) increase in cash and
      cash equivalents                                 (752,597)         9,532,198        20,135,439         30,168,412

  Cash and cash equivalents, beginning of
    period                                            1,253,372            500,775        10,032,973
                                                 ---------------    ---------------    --------------    ---------------

   Cash and cash equivalents, end of period        $    500,775      $  10,032,973     $  30,168,412       $ 30,168,412
                                                 ===============    ===============    ==============    ===============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

NEOPROBE CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                                                       Deficit
                                                                                                                     Accumulated
                                              Common Stock                Preferred Stock            Additional      During the
                                       --------------------------    ---------------------------      Paid-in        Development
                                         Shares         Amount         Shares          Amount         Capital           Stage
                                       -----------    -----------    -----------    ------------    ------------    ------------
Balance, November 16, 1983
  (inception):
  Sale of common stock
    ($.002-$7.84 per share),
    net of cost                         3,647,174      $   3,647                                   $  8,658,415
  Payment for stock purchase
    option                                                                                               65,000
  Issued at $6 per share for
    converting debt to equity              76,817             77                                        460,913
  Conversion of common stock
    to preferred stock                   (270,896)          (271)      541,792      $  2,123,824     (2,123,553)
  Sale of preferred stock at
    $4.12 per share                                                    484,849         2,000,002
  Repurchased shares at
    $6 per share                           (4,166)
  Reissued to 401(k) plan at
    $6 per share                            3,830                                                        (4,550)
  Conversion of preferred
    stock to common stock               1,715,205          1,715    (1,026,641)       (4,123,826)    10,967,988
  Issued to an employee for
    services                                1,750              2                                          6,998
  Sale of common stock and
    warrants in connection
    with IPO (1,725,000
    units at $6 per unit),
    net of costs                        1,725,000          1,725                                      8,177,959
  Issued to employees at par
    value                                  80,000             80
  Exercise of employee stock
    options at $2 per share                 9,200              9                                         18,391
  Sale of common stock and
    warrants (550,000 units
    at $12 per unit), net of
    costs                               1,100,000          1,100                                      5,828,636
  Issued in connection with
    acquisition                           128,096            128                                        688,389
  Foreign currency
    translation adjustment
  Net loss since inception
    to December 31, 1993                                                                                            $(21,832,739)
                                       -----------    -----------    -----------    ------------    ------------    ------------


                                                                          Unrealized
                                    Cumulative                            Gain (Loss)
                                     Foreign                                  on
                                    Currency                              Available-
                                    Translation         Treasury           for-Sale
                                    Adjustment            Stock           Securities            Total
                                   ------------        -----------        -----------        -------------
Balance, November 16, 1983
  (inception):
  Sale of common stock
    ($.002-$7.84 per share),
    net of cost                                                                              $   8,662,062
  Payment for stock purchase
    option                                                                                          65,000
  Issued at $6 per share for
    converting debt to equity                                                                      460,990
  Conversion of common stock
    to preferred stock
  Sale of preferred stock at                                                                     2,000,002
    $4.12 per share
  Repurchased shares at
    $6 per share                                       $  (25,000)                                 (25,000)
  Reissued to 401(k) plan at
    $6 per share                                           22,966                                   18,416
  Conversion of preferred
    stock to common stock                                                                        6,845,877
  Issued to an employee for
    services                                                                                         7,000
  Sale of common stock and
    warrants in connection
    with IPO (1,725,000
    units at $6 per unit),
    net of costs                                                                                 8,179,684
  Issued to employees at par
    value                                                                                               80
  Exercise of employee stock
    options at $2 per share                                                                         18,400
  Sale of common stock and
    warrants (550,000 units
    at $12 per unit), net of
    costs                                                                                        5,829,736
  Issued in connection with
    acquisition                                                                                    688,517
  Foreign currency
    translation adjustment         $      5,790                                                      5,790
  Net loss since inception
    to December 31, 1993                                                                       (21,832,739)
                                   ------------        -----------        ----------            -----------

CONTINUED


   The accompanying notes are an integral part of the consolidated financial statements.

NEOPROBE CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                                       Deficit
                                                                                                                     Accumulated
                                              Common Stock                Preferred Stock            Additional      During the
                                       --------------------------    ---------------------------      Paid-in        Development
                                         Shares         Amount         Shares          Amount         Capital           Stage
                                       -----------    -----------    -----------    ------------    ------------    ------------

Balance, December 31, 1993               8,212,010     $    8,212              0    $          0    $ 32,744,586    $(21,832,739)

  Exercise of employee
    stock options at $2 per
    share                                    2,000              2                                          3,998
  Exercise of stock
    warrants ($3.75 to
    $4.50 per share)                        12,140             12                                         50,065
  Issued in connection with
    acquisition                             76,967             77                                        480,967
  Reissued to 401(k) plan
    at $6 per share                          1,398              1                                          6,575
  Sale of common stock at
    $2.27 per share, net of
    costs                                2,000,000          2,000                                      4,426,825
  Exercise of warrants for
    common stock at $.001
    per share in exchange
    for $550 (par value)
    and cancellation of
    other warrants of
    offsetting value                       550,000            550
  Foreign currency
    translation adjustment
  Net loss                                                                                                           (10,554,746)
                                       -----------    -----------    -----------    ------------    ------------    ------------

Balance, December 31, 1994              10,854,515         10,854              0               0      37,713,016     (32,387,485)

  Issued to 401(k) plan                      3,253              3                                         13,065
  Exercise of stock
    warrants ($3.75 to
    $6.00 per share)                       549,712            550                                      2,492,750
  Exercise of employee
    stock options ($2 to
    $6 per share)                           97,745             98                                        328,486
  Sale of common stock at
    $2.27 per share, net of
    costs                                3,000,000          3,000                                      5,914,171
  Exercise of unit purchase
    option by underwriter
    at $2.22 per share, net
    of costs                               450,000            450                                        994,073
  Sale of common stock at
    $5.50 per share, net of
    costs                                1,650,000          1,650                                      8,287,902
  Sale of common stock at
    $10.50 per share, net
    of costs                               575,000            575                                      5,696,782
  Issued in connection with
    investments by
    marketing partner
    ($9.03 to $15.97 per
    share), net of costs                   154,575            155                                      1,524,542
  Foreign currency
    translation adjustment
  Unrealized gain on
    available-for-sale
    securities
  Net loss                                                                                                           (10,759,375)
                                       -----------    -----------    -----------    ------------    ------------    ------------




                                                                          Unrealized
                                    Cumulative                            Gain (Loss)
                                     Foreign                                  on
                                    Currency                              Available-
                                    Translation         Treasury           for-Sale
                                    Adjustment            Stock           Securities            Total
                                   ------------        -----------        -----------        -------------
Balance, December 31, 1993         $      5,790        $    (2,034)                          $  10,923,815

  Exercise of employee
    stock options at $2 per
    share                                                                                            4,000
  Exercise of stock
    warrants ($3.75 to
    $4.50 per share)                                                                                50,077
  Issued in connection with
    acquisition                                                                                    481,044
  Reissued to 401(k) plan
    at $6 per share                                          2,034                                   8,610
  Sale of common stock at
    $2.27 per share, net of
    costs                                                                                        4,428,825
  Exercise of warrants for
    common stock at $.001
    per share in exchange
    for $550 (par value)
    and cancellation of
    other warrants of
    offsetting value                                                                                   550
  Foreign currency
    translation adjustment               88,222                                                     88,222
  Net loss                                                                                     (10,554,746)
                                   ------------        -----------        -----------        -------------

Balance, December 31, 1994               94,012                  0                               5,430,397

  Issued to 401(k) plan                                                                             13,068
  Exercise of stock
    warrants ($3.75 to
    $6.00 per share)                                                                             2,493,300
  Exercise of employee
    stock options ($2 to
    $6 per share)                                                                                  328,584
  Sale of common stock at
    $2.27 per share, net of
    costs                                                                                        5,917,171
  Exercise of unit purchase
    option by underwriter
    at $2.22 per share, net
    of costs                                                                                       994,523
  Sale of common stock at
    $5.50 per share, net of
    costs                                                                                        8,289,552
  Sale of common stock at
    $10.50 per share, net
    of costs                                                                                     5,697,357
  Issued in connection with
    investments by
    marketing partner
    ($9.03 to $15.97 per
    share), net of costs                                                                         1,524,697
  Foreign currency
    translation adjustment               72,895                                                     72,895
  Unrealized gain on
    available-for-sale
    securities                                                            $    46,480               46,480
  Net loss                                                                                     (10,759,375)
                                   ------------        -----------        -----------        -------------

CONTINUED

   The accompanying notes are an integral part of the consolidated financial statements.

NEOPROBE CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                                                       Deficit
                                                                                                                     Accumulated
                                              Common Stock                Preferred Stock            Additional      During the
                                       --------------------------    ---------------------------      Paid-in        Development
                                         Shares         Amount         Shares          Amount         Capital           Stage
                                       -----------    -----------    -----------    ------------    ------------    ------------
  Balance, December 31, 1995            17,334,800        $17,335              0    $          0    $ 62,964,787    $(43,146,860)
  Exercise of employee
    stock options at $2 to
    $6 per share                           132,075            132                                        553,139
  Exercise of stock
    warrants ($3.32 to
    $12.60 per share)                    2,904,421          2,905                                     18,165,986
  Issued to 401(k) plan
    at $3.46                                 5,426              5                                         18,792
  Issued to employee in
    exchange for services                   10,000             10                                        121,240
  Sale of common stock at
    $18.50 per share, net
    of costs                             1,750,000          1,750                                     30,190,777
  Issued in exchange for
    technology licenses at
    $16.03 per share                       124,805            125                                      1,999,875
  Issued in exchange for
    note receivable and
    development activities
    at $20.25 per share                    125,000            125                                      2,531,125
  Issued in conversion of
    debentures at $5.93
    per share                              200,000            200                                      1,185,641
  Vesting of compensatory
    employee options                                                                                   1,562,500
  Foreign currency
    translation adjustment
  Unrealized loss on
    available-for-sale
    securities
  Net loss                                                                                                           (20,969,143)
                                       -----------    -----------    -----------    ------------    ------------    ------------

  Balance, December 31, 1996            22,586,527        $22,587              0    $          0    $119,293,862    $(64,116,003)
                                       ===========    ===========    ===========    ============    ============    ============

                                                                          Unrealized
                                    Cumulative                            Gain (Loss)
                                     Foreign                                  on
                                    Currency                              Available-
                                    Translation         Treasury           for-Sale
                                    Adjustment            Stock           Securities            Total
                                   ------------        -----------        -----------         ------------
  Balance, December 31, 1995       $    166,907        $         0        $    46,480         $ 20,048,649
  Exercise of employee
    stock options at $2 to
    $6 per share                                                                                   553,271
  Exercise of stock
    warrants ($3.32 to
    $12.60 per share)                                                                           18,168,891
  Issued to 401(k) plan
    at $3.46                                                                                        18,797
  Issued to employee in
    exchange for services                                                                          121,250
  Sale of common stock at
    $18.50 per share, net
    of costs                                                                                    30,192,527
  Issued in exchange for
    technology licenses at
    $16.03 per share                                                                             2,000,000
  Issued in exchange for
    note receivable and
    development activities
    at $20.25 per share                                                                          2,531,250
  Issued in conversion of
    debentures at $5.93
    per share                                                                                    1,185,841
  Vesting of compensatory
    employee options                                                                             1,562,500
  Foreign currency
    translation adjustment              (60,446)                                                   (60,446)
  Unrealized loss on
    available-for-sale
    securities                                                                (76,339)             (76,339)
  Net loss                                                                                     (20,969,143)
                                   ------------        -----------        -----------         ------------
  Balance, December 31, 1996       $    106,461        $         0        $   (29,859)        $ 55,277,048
                                   ============        ===========        ===========         ============


   The accompanying notes are an integral part of the consolidated financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  a. ORGANIZATION AND NATURE OF OPERATIONS: Neoprobe Corporation ("the Company"), a Delaware corporation, is a development stage enterprise engaged in the development and commercialization of technologies for the diagnosis and treatment of cancers. There can be no assurance that the Company will be able to commercialize its proposed products. No significant revenues will be derived from the commercial marketing of the Company's RIGS(R) products until after the necessary government approvals are obtained, the first of which is not expected until 1997 at the earliest. Expenses incurred have been primarily for research and development activities and administration, resulting in an accumulated deficit of approximately $64,000,000. The Company is dependent on the proceeds of its securities and other financing vehicles to continue the commercial development of its proposed products.

  b. BASIS OF PRESENTATION: The consolidated financial statements of the Company include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  c. FOREIGN CURRENCY TRANSLATION: In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation, assets and liabilities denominated in foreign currencies are translated at current exchange rates in effect at the balance sheet dates, and revenues and expenses are translated at the average monthly exchange rate. The differences resulting from such translations, as compared to the equity of subsidiaries which is translated at historical rates, are included in cumulative foreign currency translation adjustments, a separate component of stockholders' equity.

  d. CASH AND CASH EQUIVALENTS: For purposes of the statements of cash flows, cash and cash equivalents consist of demand deposits, money market funds, highly liquid debt instruments and certificates of deposit with original maturities of three months or less.

  e. AVAILABLE-FOR-SALE SECURITIES: Information related to amortized cost and fair value of available-for-sale securities at December 31, 1995 and 1996 is provided below:

                                                                                 GROSS
                                                          AMORTIZED           UNREALIZED
                           1995                             COST                 GAINS              FAIR  VALUE
                           ----                           ---------           ----------            -----------
          U.S. Treasury and U.S. Government              $1,958,822            $40,501              $1,999,323
          Corporate debt securities                       5,274,357              5,979               5,280,336
                                                         ----------            -------              ----------
                                                         $7,233,179            $46,480              $7,279,659
                                                         ==========            =======              ==========


                                                                                GROSS
                                                         AMORTIZED           UNREALIZED
                           1996                             COST               LOSSES                FAIR VALUE
                           ----                             ----               ------                ----------
          U.S. Treasury and U.S. Government              $   891,851          $(16,026)             $   875,825
          Corporate debt securities                       18,886,827           (13,833)              18,872,994
                                                         -----------          --------              -----------
                                                         $19,778,678          $(29,859)             $19,748,819
                                                         ===========          ========              ===========

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - [CONTINUED]

      The fair value of debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as, under an existing investment agreement, the Company has the ability and intent to hold all securities for short-term working capital purposes.

                                                         AMORTIZED
                           1995                             COST             FAIR VALUE
                           ----                             ----             ----------
          Due one year or less                            $4,928,134         $ 4,967,125
          Due after one year through five years            2,016,948           2,023,117
          Due after five years through ten years             288,097             289,417
                                                          ----------         -----------
                                                          $7,233,179         $ 7,279,659
                                                          ==========         ===========

                                                         AMORTIZED
                           1996                             COST             FAIR VALUE
                           ----                             ----             ----------
          Due one year or less                           $15,483,515         $15,498,661
          Due after one year through five years            4,295,163           4,250,158
                                                         -----------         -----------
                                                         $19,778,678         $19,748,819
                                                         ===========         ===========

  f. INVENTORY: The components of inventory at December 31, 1995 and 1996, are as follows:

                                                              1995                1996
                                                              ----                ----
          Materials and component parts                     $101,886            $ 51,264
          Work in process                                    107,786              94,389
          Finished goods                                     263,332              70,619
                                                            --------            --------
                                                            $473,004            $216,272
                                                            ========            ========

      Materials and component parts are valued at the lower of moving average cost or market. Work in process and finished goods are valued at the lower of cost (first-in, first-out) or market.

  g. PROPERTY AND EQUIPMENT: Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets. Maintenance and repairs are charged to expense as incurred, while renewals and improvements are capitalized. Equipment includes $770,545 and $571,563 of equipment under capital leases and accumulated amortization of $423,958 and $393,384 at December 31, 1995 and 1996, respectively.

  h. INTANGIBLE ASSETS: Intangible assets consist primarily of the cost of patents and acquired technology licenses. Patent costs are amortized on a straight-line basis over the remaining lives of the patents. Patent application costs are deferred pending the outcome of patent applications. Costs associated with unsuccessful patent applications and abandoned intellectual property are expensed when determined to be worthless. The Company evaluates the potential alternative uses of intangible assets, as well as the recoverability of the carrying values of intangible assets on a recurring basis.

  i. SALES REVENUE: The Company has derived revenues from the sale of blood group serology products and from sales of its radiation detection instruments. These sale transactions are independent of the clinical testing agreements and are not contingent upon the completion or results of clinical testing. The Company recognizes sales revenue when the product is shipped.

  j. RESEARCH AND DEVELOPMENT COSTS: All costs related to research and development are expensed as incurred.

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - [CONTINUED]


  k. INCOME TAXES: The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and tax basis of assets and liabilities using current statutory tax rates. SFAS No. 109 also requires a valuation allowance against net deferred tax assets if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

  l. USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  m. NET LOSS PER COMMON SHARE: Net loss per common share is based on the weighted average number of common shares outstanding during the year. The loss per share for all periods presented excludes the number of common shares issuable upon the conversion of convertible debentures, and the number of shares issuable upon exercise of outstanding stock options and warrants into the Company's common stock since such inclusion would be antidilutive.

  n. RECLASSIFICATIONS: Certain amounts have been reclassified to conform with the 1996 presentation.

2. ACCOUNTS RECEIVABLE:

   Accounts receivable at December 31, 1995 and 1996 consist of the following:

                                                              1995                1996
                                                              ----                ----
                            Trade                           $176,434          $  856,682
                            Related Parties                    7,896              28,771
                            Other                                                355,021
                                                            --------          ----------
                                                            $184,330          $1,240,474
                                                            ========          ==========

3. NOTE RECEIVABLE:

   At December 31, 1996, note receivable represents a convertible debenture from XTL Biopharmaceuticals Ltd. held by the Company related to an Investment and Research & Development Agreement (Note 11). The debenture is due on February 13, 1998, bears interest at 5%, and is payable annually.

4. ACCRUED EXPENSES:

    Accrued expenses at December 31, 1995 and 1996 consist of the following:

                                                              1995                1996
                                                              ----                ----
                           Royalties                      $   27,524         $    46,628
                           Compensation                      440,417           1,223,160
                           Taxes                              64,470              36,712
                           Contracted Services &
                            Other                            424,638           1,644,930
                                                           ---------          ----------
                                                           $ 957,049          $2,951,430
                                                           =========          ==========

5. LONG-TERM DEBT:

   In 1995, Neoprobe (Israel) Ltd. ("Neoprobe (Israel)"), a subsidiary of the Company, and the Company issued convertible debentures in the amount of $1,100,000 due February 10, 1997. During 1996, all of the debentures were converted into 200,000 shares of the Company's common stock.

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - [CONTINUED]


   In 1994, Neoprobe (Israel) received notification from the state of Israel's Finance Committee that a financial program had been approved for the construction and operation of a radiolabeling facility by Neoprobe (Israel) near Dimona, Israel. The amount of the approved investment is currently approximately $4.8 million. Neoprobe (Israel) has submitted a request to increase the approved investment by approximately $3.5 million. Under the approved program, Neoprobe (Israel) is entitled to government grants and government loan guarantees equal to a percentage of the total loan taken for the construction and operation of the facility. Amounts received under the agreement are collateralized by certain property obtained through the use of proceeds received. As of December 31, 1996, Neoprobe (Israel) has received approximately $1 million and $173,000 in the form of loans and grants, respectively. Amounts received as loans bear interest at the LIBOR rate plus a specified percentage based on the exchange rate differential between the Israeli shekel and the U.S. dollar, or approximately 7% at December 31, 1996. Principal payments are due at various dates based on the date of each respective loan draw. Based on loan draws received to date, principal amounts of approximately $13,770, $202,460, $439,636, $236,342 and $108,479
   become due in 1998 through 2002.

6. INCOME TAXES:

   As of December 31, 1996, net deferred tax assets approximated $24.1 million related principally to net operating loss carryforwards of approximately $55.6 million available to offset future taxable income, if any, through 2011 and tax credit carryforwards of approximately $1.9 million (principally research and development) available to reduce future income tax liability after utilization of tax loss carryforwards, if any, through 2011. Due to the uncertainty surrounding the realization of these favorable tax attributes in future tax returns, all of the net deferred tax assets have been fully offset by a valuation allowance.

   Under Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of net operating loss carryforwards may be limited under the change in stock ownership rules of the Internal Revenue Code. As a result of ownership changes which occurred in September 1994 and March 1989, the Company's operating tax loss carryforwards and tax credit carryforwards are subject to these limitations.

7. EQUITY:

   a. COMMON STOCK:

      In April 1996, the Company completed the sale of 1,750,000 shares of common stock at a price of $18.50 per share in a secondary offering. Gross proceeds from this offering were $32.4 million, and proceeds net of underwriting discounts were $30.5 million.

      In November 1992 and December 1993, the Company issued a total of 2,330,000 Class E Redeemable Common Stock Purchase Warrants ("Class E Warrants"). The Class E Warrants were exercisable over a three-year period beginning November 10, 1993 and expiring on November 12, 1996. During 1996, the Company received proceeds from the exercise of Class E Warrants of approximately $15.0 million.

   b. STOCK OPTIONS:

      At December 31, 1996, the Company has two stock-based compensation plans which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized related to fixed options granted under the plans. The compensation cost that has been charged against income related to performance-based plans was $1.7 million for 1996. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with FASB Statement No. 123, the Company's net loss per share would have been increased to the pro forma amounts indicated below:

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - [CONTINUED]


                                                                   1995               1996
                                                                   ----               ----
                       Net Loss               As reported      $(10,759,375)      $(20,969,143)
                                              Pro forma        $(11,319,278)      $(22,017,227)

                       Loss per Share         As reported      $      (0.73)      $      (1.06)
                                              Pro Forma        $      (0.77)      $      (1.12)

      Under the Amended and Restated Stock Option and Restricted Stock Purchase Plan (the "Amended Plan"), and under the 1996 Stock Incentive Plan (the "1996 Plan"), which was adopted by the Board of Directors on January 18, 1996, the Company may grant incentive stock options, nonqualified stock options, and restricted stock awards to full-time employees, and nonqualified stock options and restricted awards may be granted to consultants and agents of the Company. Total shares authorized under each plan are 2 million shares and 1.5 million shares, respectively. Under both plans, the exercise price of each option equals the market price of the Company's stock on the date of the grant.

      Options granted under the Amended Plan generally vest on a monthly basis over two to four years. Options granted under the 1996 Plan generally vest on an annual basis over three years. However, approximately 400,000 options and 50,000 options have been granted under the Amended Plan and the 1996 Plan, respectively, which vest based on the achievement of various Company goals such as execution of a strategic worldwide marketing agreement and obtaining regulatory approvals related to the Company's products. During 1996, the Company recorded approximately $1.6 million in compensation expenses related to the achievement of these goals.

      Outstanding options under the plans, if not exercised, will generally expire ten years from their date of grant or on the date of an optionee's separation from employment with the Company, except for those options granted in conjunction with employment agreements, which will expire ten years from their date of grant or two years after cessation of the optionee's employment, whichever occurs first.

      The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for 1995 and 1996, respectively: average risk-free interest rates of 7.4% and 5.7%; expected average lives of three and four years; no dividend rate for either year; and volatility of 181% for both years.

      A summary of the status of the Company's stock option plans as of December 31, 1994, 1995, and 1996, and changes during the years ended on those dates is presented below:

                                           1994                          1995                          1996
                                 --------------------------    -------------------------     --------------------------
                                                 WEIGHTED                     WEIGHTED                       WEIGHTED
                                                 AVERAGE                      AVERAGE                         AVERAGE
                                                 EXERCISE                     EXERCISE                       EXERCISE
                                  OPTIONS         PRICE         OPTIONS        PRICE          OPTIONS          PRICE
                                 -----------    -----------    ----------    -----------     -----------     ----------
          Outstanding at
            beginning of year     1,094,560        $2.95        1,211,300       $3.29         1,723,543         $ 2.93

          Granted                   142,500        $6.32          680,780       $2.64           457,700         $15.38
          Forfeited                 (23,760)       $6.00          (70,792)      $5.68           (47,030)        $ 6.92
          Exercised                  (2,000)       $2.00          (97,745)      $3.36          (132,075)        $ 4.19
                                  ---------                     ---------                     ---------
          Outstanding at
            end of year           1,211,300        $3.29        1,723,543       $2.93         2,002,138         $ 5.60
                                  =========                     =========                     =========
          Options exercisable
             at end of year         655,292                       931,762                     1,265,893



      Included in outstanding options as of December 31, 1996 are 351,333 options exercisable at a weighted-average price of $4.53 per share which vest on the meeting of certain Company achievements.

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - [CONTINUED]


      The following table summarizes information about the Company's stock options outstanding at December 31, 1996:

                                              OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                -------------------------------------------------    --------------------------------
                                                      WEIGHTED
                                    NUMBER             AVERAGE        WEIGHTED           NUMBER           WEIGHTED
                                OUTSTANDING AT        REMAINING        AVERAGE       EXERCISABLE AT        AVERAGE
              RANGE OF           DECEMBER 31,        CONTRACTUAL      EXERCISE        DECEMBER 31,        EXERCISE
           EXERCISE PRICES           1996               LIFE            PRICE             1996              PRICE
          ------------------    ----------------     ------------    ------------    ----------------    ------------
          $2.00 to $3.88               772,959         7 Years         $ 2.60              439,081         $ 2.68
          $5.75 to $6.50               785,479         6 Years         $ 6.03              745,479         $ 6.03
          $12.25 to $17.75             443,700         9 Years         $15.47               81,333         $15.47
                                     ---------                                           ---------

                                     2,002,138                                           1,265,893
                                     =========                                           =========

   c. STOCK WARRANTS:

      At December 31, 1996, there are approximately 160,000 warrants outstanding to purchase common stock of the Company. The warrants are exercisable at prices ranging from $3.00 to $17.92 per share with a weighted average exercise price per share of $4.96. The warrants expire on various dates from 1997 through 2000.

      During 1995, the Company issued 450,000 shares of common stock related to the conversion of a unit purchase option issued during 1992. In exchange, the Company received cash and promissory notes totaling $999,500. The promissory notes were collected during 1995.

      During 1996, the Company issued warrants to purchase 150,000 shares of common stock (which were exercised) related to a 1992 license agreement.

   d. COMMON STOCK RESERVED: Shares of authorized common stock have been reserved for the exercise of all options and warrants outstanding.

   e. STOCK SUBSCRIPTIONS RECEIVABLE: During 1996, the Company collected $1.3 million related to subscriptions for common stock outstanding at December 31, 1995.

8. SHAREHOLDER RIGHTS PLAN:

   During July 1995, the Company's Board of Directors adopted a Shareholder Rights Plan. Under the plan, one "Right" is to be distributed for each share of common stock held by shareholders on the close of business on August 28, 1995. The Rights are exercisable only if a person and its affiliate commences a tender offer or exchange offer for 15% or more of the common stock, or if there is a public announcement that a person and its affiliate has acquired beneficial ownership of 15% or more of the common stock, and if the Company does not redeem the Rights during the specified redemption period. Initially, each Right, upon becoming exercisable, would entitle the holder to purchase from the Company one unit consisting of 1/100th of a share of Series A Junior Participating Preferred Stock at an exercise price of $35 (which is subject to adjustment). Once the Rights become exercisable, if any person, including its affiliate, acquires 15% or more of the common stock of the Company, each Right other than the Rights held by the acquiring person and its affiliate becomes a right to acquire common stock having a value equal to two times the exercise price of the Right. The Company is entitled to redeem the Rights for $0.01 per Right at any time prior to the expiration of the redemption period. The Shareholder Rights Plan and the Rights will expire on August 28, 2005.

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - [CONTINUED]


9. INTERNATIONAL OPERATIONS:

   The following information relates to (New)MonoCarb AB (Sweden) and Neoprobe (Israel), the Company's international subsidiaries:

                                                              1994                1995               1996
                                                              ----                ----               ----
          Net sales                                       $  850,000          $  803,000        $   391,000
          Loss from operations                             1,060,000           1,680,000          3,558,000
          Identifiable assets                              1,230,000           3,290,000          5,500,000

   For the year ended December 31, 1996, approximately $328,000 of net sales were concentrated among two customers. For the year ended December 31, 1995, approximately $696,000 of net sales were concentrated among two customers. For the year ended December 31, 1994, approximately $750,000 of net sales were concentrated with a single customer.

10. RELATED-PARTY TRANSACTIONS:

   A partner of a law firm which provides various legal services to the Company, including patent and trademark filings and prosecuting patent and trademark applications, is a director and officer of the Company. Fees related to services performed by this firm approximated $346,000, $201,000 and $201,000 for the years ended December 31, 1994, 1995, and 1996, respectively, and $1,513,000 for the period November 16, 1983 (inception) through December 31, 1996. The Company owed this law firm approximately $13,000 and $12,500 at December 31, 1995 and 1996, respectively. Also see
   Note 11.

11. AGREEMENTS:

   a. RESEARCH AND DEVELOPMENT:

      Under a research and development agreement between the Company, The Ohio State University, and the Department of Development of the State of Ohio, the Company must pay the State of Ohio periodic royalties calculated as a percentage of net sales of products utilizing the results of the sponsored research, a sharing of proceeds received from the sale of technology, and a portion of the royalties collected from any license the Company may grant. The Company has an option to terminate its royalty obligation following completion of the research period by making a termination payment to the State of Ohio.

   b. LICENSE AND TECHNOLOGY AGREEMENTS:

      In July 1992, the Company entered into a revised agreement with The Dow Chemical Company (Dow) for an exclusive global commercial sublicense to a specific antibody for use in RIGS system products subject to the approval of the National Cancer Institute of the National Institutes of Health (NCI/NIH). The NCI/NIH approved the sublicense arrangement in 1993. The agreement provides that the Company will pay Dow royalties on RIGS surgical system antibody product revenues. In October 1995, the Company entered an exclusive worldwide license agreement with Dow for use of its iodination technology. Under this agreement, the Company must pay royalties to Dow on net sales of radiolabeled targeting agents produced with Dow's iodination technology. The license lasts through the life of any patent covering this process. An officer of Dow is a director of the Company.

      In April 1993, the Company entered into a long-term clinical and commercial supply agreement with Nordion International Inc. (Nordion) for the radiolabeling of the Company's monoclonal antibody for clinical trials and commercial sale after regulatory approval to market has been granted. The agreement will remain in force for a minimum of three years after the Company is granted approval to market in the U.S. or Europe. The Company agreed to purchase certain quantities of the radiolabeled antibody throughout the term of the agreement at prices already set or to be determined based on current information at the time of commercial approval. The Company incurred costs of approximately $560,000, $350,000, and $1.3 million for the years ended December 31, 1994, 1995, and 1996, respectively, and $2.5 million since execution of the agreement through December 31, 1996.

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - [CONTINUED]


      In February 1995, the Company signed a manufacturing and supply agreement with Bio-Intermediair B.V. (Bio-Intermediair) for the manufacture of the CC49 monoclonal antibody. The agreement is for a minimum of three years after the Company is granted regulatory approval to market with automatic one-year extensions thereafter. The Company has incurred costs of approximately $510,000 and $700,000 for the years ended December 31, 1995 and 1996, respectively, under this agreement.

      In July 1995, the Company entered into an agreement with Neoprobe (Israel) and Rotem Industries Ltd. (Rotem) which amended and superseded a similar agreement dated April 1994 for Rotem's assistance in the construction and operation of a radiolabeling facility for the Company's targeting agents. In consideration for their assistance, Rotem received a 5% equity interest in Neoprobe (Israel) and a monthly retainer until the facility is complete. Once the radiolabeling facility is complete, Rotem will be paid a management fee based on the volume of production. Rotem has the option to acquire an additional 5% equity interest in Neoprobe (Israel) during the period from July 1, 1996 to June 30, 1998 at a purchase price to be determined later. If certain sales levels have not been met by the end of 1999, Rotem has the right to receive an additional 4% equity interest. Rotem is guaranteed a 5% equity interest in Neoprobe (Israel) until such time as the contributed equity investment by the Company exceeds $2 million and the expenditures on the facility exceed $8,000,000 or the annual units shipped exceed 50,000.

      In August 1995, the Company signed a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute to develop and use specific monoclonal antibodies in RIGS surgeries. The agreement calls for the Company to contribute $750,000 for expenditures over the five-year term of the CRADA. The Company incurred costs of $31,000 and $85,000 for the years ended December 31, 1995 and 1996, respectively, under this program.

      In February 1996, the Company and XTL Biopharmaceuticals Ltd. ("XTL") executed a series of agreements, including an Investment Agreement and a Research and Development Agreement whereby XTL will perform specific research activities using XTL's proprietary technology for the development of future products for the Company. The Company purchased $1.5 million of convertible debentures of XTL, convertible into approximately a 15% equity interest in XTL as of the date of purchase. The Company also acquired a warrant affording Neoprobe the option to purchase an additional 10% equity interest in XTL. Neoprobe issued 125,000 shares of common stock to XTL in exchange for the convertible debentures, a three year warrant, and future (approximately $1 million) product development activities.

      In March 1996, the Company executed a Subscription and Option Agreement with Cira Technologies, Inc.("Cira"), under which the Company received a 10% equity interest in Cira and an option to increase its interest in Cira by 15%. The exercise price for the option shall be 15% of the fair market value of Cira's outstanding securities on the earlier of (a) the third anniversary date of the license agreement, or (b) the commencement of a pivotal clinical trial study. The option price is subject to a minimum of $1.95 million and a maximum of $4.5 million. The Company's Chairman is a director and shareholder of Cira. Additionally, a partner of a law firm, who is a director of the Company which provides various legal services to the Company, is a principal shareholder of Cira. The Company and Cira also entered into an agreement under which it will provide financial, clinical, and technical support to Cira for Cira to conduct a clinical study using Cira's technology, and the Company will have an option to acquire an exclusive global license for Cira's technology. The Company's financial commitment for this clinical study will not exceed $500,000, and the Company has the right to terminate the agreement upon review of interim results of the clinical study. The Company has incurred expenses of approximately $125,000 for the year ended December 31, 1996 under this agreement.

      In May 1996, the Company executed two license agreements with Dow, whereby the Company was granted an exclusive license to technology covered by patents held by Dow. In exchange, the Company issued Dow 124,805 shares of common stock valued at $2 million. Dow would also receive a specified percentage of any sublicense revenue received related to licensed technology. In addition, the Company agreed to make lump sum payments to Dow following marketing approval of certain initial products and on the achievement of certain sales milestones by the Company. Dow would also be paid royalties based on future net sales by the Company. Approximately $1.5 million of the cost of the license agreements was recorded as an intangible asset representing assets with alternative future uses. Management believes that no significant impairment of the intangible assets associated with the license agreement has occurred.

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - [CONTINUED]


      In September 1996, the Company executed a marketing license agreement (the "Agreement") with United States Surgical Corporation ("USSC") giving USSC exclusive sales and marketing rights (excluding Korea, Thailand, Taiwan, Malaysia, and Singapore) for the Company's RIGS surgical cancer detection products. USSC will also provide surgeon training and professional education worldwide for RIGS products. The initial term of the Agreement is for five years from the later date on which the Company receives U.S. or European regulatory approval, and is renewable for successive five-year periods. Upon execution of the Agreement, the Company received a $2 million payment which has been recorded as deferred revenue. In addition, USSC agreed to pay the Company an additional $3.5 million upon receiving notification of marketing approval in the U.S. and Europe. Payments received under the Agreement are nonrefundable, providing the Agreement is not terminated subject to certain conditions as defined in the Agreement. Under the Agreement, the Company will pay USSC a commission on all RIGS-related product sales. USSC will make payments to the Company based on commissions collected from RIGS product sales to fund research and development on future RIGS products. In addition, USSC will pay royalties to the Company for all sales of RIGS disposable cancer detection products.

   c. EMPLOYMENT:

      The Company has employment agreements through December 31, 1998 with two of its executive officers which provide for restricted stock purchase agreements. The agreements provide that the officers can purchase up to an aggregate of 80,000 shares of the Company's common stock at par value subject to vesting provisions. Vesting of the shares does not commence unless there is a change in control of the Company. The unvested portion of the restricted shares will be forfeited no later than June 4, 2006. The Company has not recognized any expense under the agreement due to the contingent nature of the vesting provision and the risk of forfeiture.

12. LEASES:

    The Company leases certain office and manufacturing equipment under capital leases which expire on various dates through 2000. In December 1996, the Company entered into a seventy-seven month lease agreement for office space, commencing January 1, 1997. In June 1996, the Company entered into a lease agreement for MonoCarb's manufacturing facility, which will terminate in May, 2004.

    The future minimum lease payments for the years ending December 31 are as follows:

                                                                         CAPITAL          OPERATING
                                                                         LEASES            LEASES
                                                                         ------            ------
                            1997                                        $86,183           $689,138
                            1998                                          6,336            663,712
                            1999                                                           676,206
                            2000                                                           679,257
                            2001                                                           681,108
                                                                        -------         ----------
                                                                        $92,519         $3,389,421
                            Less amount representing interest             8,262
                                                                        -------
                            Present value of net minimum
                             lease payments                             $84,257
                                                                        =======

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - [CONTINUED]


    Total rental expense under operating leases was approximately $529,000, $492,000, and $621,000 for the years ended December 31, 1994, 1995, and 1996, respectively, and $2,188,000 for the period November 16, 1983 (inception) to December 31, 1996.

13. EMPLOYEE BENEFIT PLAN:

    The Company maintains an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions and the Company may, but is not obligated to, match a portion of the employee's contribution with the Company's common stock, up to a defined maximum. The Company recorded expenses of $13,000, $18,700, and $19,500 related to common stock to be contributed to the plan in 1994, 1995, and 1996, respectively, and $71,400 for the period November 16, 1983 (inception) through December 31, 1996.

14. SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS:

    The Company paid interest, net of amounts capitalized, aggregating $70,972, $37,182, and $35,917 for the years ended December 31, 1994, 1995, and 1996, respectively, and $367,403 for the period November 16, 1983 (inception) through December 31, 1996.

    During 1995, the Company completed a strategic marketing agreement related to certain Asian markets for an additional investment of $700,000, of which $200,013 was included in subscriptions receivable as of December 31, 1995. The Company also received subscription agreements with other parties for the exercise of 200,000 warrants for which $1,062,500 is recorded as subscriptions receivable at December 31, 1995.

    During 1996, the Company issued common stock valued at a total of $5.7 million in exchange for license rights, convertible debentures, warrants, and product development activities. The Company also incurred capital lease obligations of approximately $146,000, and $29,000 in 1994 and 1995, respectively, to finance equipment.

15. CONTINGENCIES:

    The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

-------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                             -----------------------



                              NEOPROBE CORPORATION


                             -----------------------



                            FORM 10-KSB ANNUAL REPORT


                           FOR THE FISCAL YEAR ENDED:

                                DECEMBER 31, 1996



                             -----------------------


                                    EXHIBITS

                             -----------------------










===============================================================================


                                                   EXHIBIT INDEX
                                                   -------------


     EXHIBIT                                                                     NUMBER OF PAGES                PAGE IN MANUALLY
     NUMBER                           DESCRIPTION                             IN ORIGINAL DOCUMENT+             SIGNED ORIGINAL
       3.1.         Complete  Restated  Certificate of  Incorporation  of
                    Neoprobe Corporation, as corrected and as amended                9                              *
                                                                                  -------

       3.2.         Amended and Restated By-Laws, as amended                         15                             *
                                                                                  -------

       4.1.         See  Articles  FOUR,  FIVE,  SIX  and  SEVEN  of  the
                    Restated Certificate of Incorporation of Registrant               3                             *
                                                                                  -------

       4.2.         See  Articles  II and VI and Section 2 of Article III
                    and  Section  4 of  Article  VII of the  Amended  and
                    Restated By-Laws of the Registrant                                13                            *
                                                                                  -------

       4.3.         Rights  Agreement  dated as of July 18, 1995  between
                    the  Registrant  and  Continental  Stock  Transfer and
                    Trust Company.                                                    47                            *
                                                                                  -------

 10.1.1.-10.1.18.   Reserved

     10.1.19.       Form of Brokers' Warrants for the purchase of shares of
                    Common Stock dated February 17, 1995 issued to officers of
                    Sunrise Financial Corporation. This exhibit is one of six
                    substantially identical instruments and is accompanied by a schedule identifying the other documents omitted and setting
                    forth the  material  details in which such  documents                                          *
                    differ from the one that is filed therewith                     10
                                                                                  -------

     10.1.20.       Reserved
                                                                                      9                            *
                                                                                  -------

     10.1.21.       Participating  Broker  Agreement  dated  February 17,
                    1995 between Sunrise Securities Corp. and Registrant
                                                                                     22                            *
                                                                                  -------

     10.1.22.       Reserved

     10.1.23.       Brokers' Warrants for the purchase of shares of Common Stock dated June 30, 1995 issued to officers of Sunrise Financial
                    Corporation. This exhibit is one of six substantially
                    identical instruments and is accompanied by a schedule
                    identifying the other documents omitted and setting forth
                    the material details in which such documents differ from the
                    one that is filed therewith.                                     10                            *
                                                                                  -------

     10.1.24.       Participating  Broker  Agreement dated June 23,  1995
                    between Sunrise Securities Corp. and Registrant                  24                            *
                                                                                  -------

+ The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Stockholders upon the payment of a fee of fifty cents ($.50) a page.


*    Incorporated by reference.



     EXHIBIT                                                                     NUMBER OF PAGES                PAGE IN MANUALLY
     NUMBER                           DESCRIPTION                             IN ORIGINAL DOCUMENT+             SIGNED ORIGINAL


     10.1.25.       Rights   Agreement   between   the   Registrant   and
                    Continental  Stock  Transfer & Trust Company dated as
                    of July 18, 1995.                                                    47                            *
                                                                                       -----

     10.1.26.       Participating  Broker  Agreement  dated  September 8,
                    1995 between Registrant and Sunrise Securities Corp.
                                                                                        18                            *
                                                                                       -----

     10.1.27.       Convertible  Debenture  issued by  Neoprobe  (Israel)
                    Ltd.  on  August 10,  1995.  This  exhibit  is one of                19                            *
                    three  substantially  identical  instruments  and  is              -----
                    accompanied by a schedule identifying the other documents
                    omitted and setting forth the material details in which such documents differ from the one that is filed therewith.


     10.1.28.       Letter   agreement   dated   May   31,   1995   among
                    Registrant,  GKN Securities  Corp.,  David  Nussbaum,
                    Roger  Gladstone,  Robert  Gladstone  and  Ira  Scott
                    Greenspan                                                             3                            *
                                                                                        -----
     10.1.29.       Form of Limited Recourse Promissory Note dated May 31, 1995 issued to Registrant. This exhibit is one of five
                    substantially identical instruments and is accompanied by a schedule identifying the other documents omitted and setting forth the material details in which such documents differ
                    from the one that is filed herewith.                                  4                            *
                                                                                        -----
     10.1.30.       Letter  agreements  dated  March 13, 1995 and May 25,
                    1995   between Registrant   and  David   Blech  and
                    D. Blech & Company Incorporated                                       4                            *
                                                                                        -----
 10.2.1.-10.2.14.   Reserved

     10.2.15.
                    Option  Agreements  between the  Registrant and David
                    C. Bupp                                                              17                            *
                                                                                        -----
10.2.16.-10.2.17.   Reserved

     10.2.18.
                    Non-Qualified  Stock  Option  Agreement  dated May 3,
                    1993 between the Registrant and David C. Bupp                         4                            *
                                                                                        -----

10.2.19.-10.2.20.   Reserved

     10.2.21.
                    Non-Qualified  Stock  Option  Agreement  dated May 3,
                    1993 between the Registrant and John L. Ridihalgh                     4                            *
                                                                                        -----

+ The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Stockholders upon the payment of a fee of fifty cents ($.50) a page.


*    Incorporated by reference.


                                                                                        ----
     EXHIBIT                                                                     NUMBER OF PAGES                PAGE IN MANUALLY
     NUMBER                           DESCRIPTION                             IN ORIGINAL DOCUMENT+             SIGNED ORIGINAL

     10.2.22.       Reserved

     10.2.23.       Non-Qualified  Stock Option  Agreement dated February
                    28,  1992  and  amended  and  restated  June 3,  1993
                    between the Registrant and David C. Bupp                              4                            *
                                                                                        -----

     10.2.24.       Non-Qualified  Stock Option  Agreement  dated July 1,
                    1990 and amended and  restated  June 3, 1993  between
                    the Registrant and David C. Bupp                                      4                            *
                                                                                        -----

     10.2.25.       Non-Qualified  Stock Option  Agreement  dated June 1,
                    1992 and amended and  restated  June 3, 1993  between
                    the Registrant and John L. Ridihalgh                                  4                            *
                                                                                        -----

     10.2.26.       Amended  and  Restated  Stock  Option and  Restricted
                    Stock Purchase Plan dated March 3, 1994                              11                            *
                                                                                        -----

     10.2.27        Letter  agreement  dated  February 16,  1995 from the
                    Registrant to John L. Ridihalgh  amending  Employment
                    Agreement between them dated July 1, 1993                             2                            *
                                                                                        -----

     10.2.28        Letter  agreement  dated  February 16,  1995 from the
                    Registrant  to  David  C.  Bupp  amending  Employment
                    Agreement between them dated July 1, 1993                             2                            *
                                                                                        -----

     10.2.29        Non-Qualified  Stock Option  Agreement dated February
                    16, 1995 between the Registrant and John L. Ridihalgh                 3                            *
                                                                                        -----

     10.2.30        Non-Qualified  Stock Option  Agreement dated February
                    16, 1995 between the Registrant and David C. Bupp                     3                            *
                                                                                        -----

     10.2.31        Employment  Agreement  dated  as of  January 1,  1996
                    between the Registrant and John L. Ridihalgh                          7                            *
                                                                                        -----

     10.2.32        Employment  Agreement  dated  as of  January 1,  1996
                    between the Registrant and David C. Bupp                                                           *

     10.2.33        1996 Stock Incentive Plan                                            21                            *
                                                                                        -----

     10.2.34        Restricted  Stock  Purchase  Agreement  dated June 5,
                    1996 between the Registrant and John L. Ridihalgh                     4                            73
                                                                                        -----

     10.2.35        Restricted  Stock  Purchase  Agreement  dated June 5,
                    1996 between the Registrant and David C. Bupp                         4                            76
                                                                                        -----

     10.2.36        Restricted  Stock  Purchase  Agreement  dated  as  of
                    November 25,  1996 between the  Registrant and Joseph
                    R. Bianchine, as amended January 2, 1997                              4                            80
                                                                                        -----

+ The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Stockholders upon the payment of a fee of fifty cents ($.50) a page.


*    Incorporated by reference.

     EXHIBIT                                                                     NUMBER OF PAGES                PAGE IN MANUALLY
     NUMBER                           DESCRIPTION                             IN ORIGINAL DOCUMENT+             SIGNED ORIGINAL

     10.3.1.        Technology  Transfer  Agreement  dated July 29,  1992
                    between   the   Registrant   and  The  Dow   Chemical
                    Corporation  (subject to an order  granting  portions
                    thereof confidential treatment)                                      15                            *
                                                                                        ----

  10.3.2.-10.3.3    Reserved

     10.3.4.        License  Agreement  dated August 15, 1992 between the
                    Registrant  and Enzon,  Inc.  and  Amendment  thereto
                    dated August 19, 1992                                                27                            *
                                                                                        ----

 10.3.5.-10.3.6.    Reserved

     10.3.7.        Research and Development Agreement dated July 23, 1985,
                    among the Registrant, the Ohio State University and the
                    Director of Development of the State of Ohio, acting on
                    behalf of the State of Ohio (subject to an order granting
                    portions thereof
                    confidential treatment)                                              29                            *
                                                                                        ----

     10.3.8.        Supplemental  Agreement  dated July 19, 1985  between
                    the Registrant  and The Ohio State  University, acting
                    on behalf of the State of Ohio  (subject  to an order
                    granting portions thereof confidential treatment)
                                                                                         10                            *
                                                                                        ----

     10.3.9.        Task Order Agreement for Sponsored Clinical Research dated
                    May 15, 1992, between the Registrant and The Ohio State
                    University Research Foundation (subject to an order granting portions thereof confidential
                    treatment)                                                            7                            *
                                                                                        ----

     10.3.10.       License  Agreement  dated July 23,  1992  between the
                    Registrant  and The Ohio  State  University  Research
                    Foundation  (subject  to an order  granting  portions
                    thereof confidential treatment)                                       8                            *
                                                                                        ----

     10.3.11.       License  Agreement  dated July 23,  1992  between the
                    Registrant  and The Ohio  State  University  Research
                    Foundation  (subject  to an order  granting  portions
                    thereof confidential treatment)                                       8                            *
                                                                                        ----

10.3.12.-10.3.14.   Reserved

     10.3.15.       Option to License  dated June 23,  1993  between  the
                    Registrant,  Biomeasure,  Incorporated  and  Kinerton
                    Limited                                                              11                            *
                                                                                        ----

     10.3.16.       Drug  Manufacture   Agreement  dated  April  6,  1993
                    between  the  Registrant  and  Nordion  International                14                            *
                    Inc.  (subject to an order granting  portions thereof               ----
                    confidential treatment)

+ The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Stockholders upon the payment of a fee of fifty cents ($.50) a page.


*    Incorporated by reference.

     EXHIBIT                                                                     NUMBER OF PAGES                PAGE IN MANUALLY
     NUMBER                           DESCRIPTION                             IN ORIGINAL DOCUMENT+             SIGNED ORIGINAL

     10.3.17.       Sublicense   Option  Agreement  dated  May  15,  1993
                    between   the   Registrant   and  NeoRx   Corporation
                    (subject  to  an  order  granting   portions  thereof
                    confidential treatment)                                               10                            *
                                                                                         -----

     10.3.18.       Amendment I to License  Agreement  dated  October 18,
                    1993 between the Registrant and Enzon, Inc.                            1                            *
                                                                                         -----

 10.3.19-10.3.23.   Reserved

     10.3.24.       Amendment  II to License  Agreement  dated  March 11,
                    1994 between Registrant and Enzon, Inc.                                1                            *
                                                                                         -----

     10.3.25.       License  Agreement  (Imaging  Products License) dated
                    August 1,  1994 between  Registrant  and  Biomeasure,
                    Incorporated  (subject to an order granting  portions
                    thereof confidential treatment)                                       26                            *
                                                                                         -----
     10.3.26.       License  Agreement  (Surgery  Products License) dated
                    August 1,  1994 between  Registrant  and  Biomeasure,
                    Incorporated  (subject to an order granting  portions
                    thereof confidential treatment)                                       25                            *
                                                                                         -----
     10.3.27.       Supply   Agreement   dated  August  1,  1994  between
                    Registrant and Kinerton  Limited (subject to an order
                    granting portions thereof confidential treatment)                     19                            *
                                                                                         -----

     10.3.28.       Reserved

     10.3.29        Manufacturing     and    Supply    Agreement    dated
                    February 20,   1995   between  the   Registrant   and
                    Bio-Intermediair, B.V.                                                10                            *
                                                                                         -----

     10.3.30.       Facility   Agreement   dated   July 17,   1995  among
                    Registrant,   Neoprobe   (Israel)   Ltd.,  and  Rotem
                    Industries,   Ltd.  (subject  to  an  order  granting                 12                            *
                    portions thereof confidential treatment)                             -----

     10.3.31.       Cooperative   Research  and   Development   Agreement
                    between Registrant and National Cancer Institute                      67                            *
                                                                                         -----

     10.3.32.       First Amendment to Facility  Agreement dated July 17,
                    1995 among Registrant,  Neoprobe  (Israel),  Ltd. and
                    Rotem Industries, Ltd.                                                 1                            *
                                                                                         -----

     10.3.33        Investment  Agreement  dated January 31, 1996 between
                    the Registrant and XTL Biopharmaceuticals, Ltd                        88                            *
                                                                                         -----

     10.3.34        $1,500,000 5% Convertible  Subordinated Debenture Due
                    February  13,  1998 of XTL  Biopharmaceuticals,  Ltd.
                    issued to Registrant on February 13, 1996.                            13                            *
                                                                                         -----
+ The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Stockholders upon the payment of a fee of fifty cents ($.50) a page.


*    Incorporated by reference.

     EXHIBIT                                                                     NUMBER OF PAGES                PAGE IN MANUALLY
     NUMBER                           DESCRIPTION                             IN ORIGINAL DOCUMENT+             SIGNED ORIGINAL

     10.3.35        Investors'  Rights Agreement dated  February 5,  1996
                    between Registrant and XTL Biopharmaceuticals, Ltd                   19                            *
                                                                                        -----

     10.3.36        Warrant to purchase Class A Common Shares of XTL
                    Biopharmaceuticals,  Ltd. issued to Registrant on
                    February 13, 1996                                                    11                            *
                                                                                        -----

     10.3.37        Research and Development Agreement dated
                    February 13, 1996 between Registrant and XTL
                    Biopharmaceuticals, Ltd. (subject to an order
                    granting portions thereof confidential treatment)                    14                            *
                                                                                        -----

     10.3.38        Sublicense Agreement dated February 13, 1996
                    between Registrant and XTL Biopharmaceuticals, Ltd.
                    (subject to an order granting portions thereof
                    confidential treatment)                                               8                            *
                                                                                        -----

     10.3.39        Limited Liability Company Agreement dated
                    February 22, 1996 between Registrant and Peptor Corp.                19                            *
                                                                                        -----

     10.3.40        Subscription and Option Agreement dated March 14,
                    1996 between Registrant and Cira Technologies Inc.                   19                            *
                                                                                        -----

     10.3.41        Reserved.

     10.3.42        Supply   Agreement  dated April 1,  1996  between
                    NEOPROBE-Peptor  JV L.L.C.  and Peptor Ltd.  (subject
                    to an order granting  portions  thereof  confidential
                    treatment)                                                           11                            *
                                                                                        -----

     10.3.43        Supply Agreement dated April 1, 1996 between
                    NEOPROBE-Peptor JV L.L.C. and Neoprobe (Israel) Ltd.
                    (subject to an order granting  portions thereof
                    confidential treatment)                                              11                            *
                                                                                        -----

     10.3.44        Technology Option Agreement dated as of March  14,
                    1996 between Cira Technologies, Inc. and
                    Registrant(subject to an order granting portions                     12                            *
                    thereof confidential treatment)
                                                                                        -----

     10.3.45        License dated May 1, 1996 between  Registrant and The
                    Dow Chemical Company                                                  9                            *
                                                                                        -----

     10.3.46        License Agreement dated May 1, 1996 between
                    Registrant and The Dow Chemical Company (subject to
                    an order granting portions thereof confidential
                    treatment)                                                           27                            *
                                                                                        -----

 10.4.1.-10.4.15.   Reserved

+ The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Stockholders upon the payment of a fee of fifty cents ($.50) a page.


*    Incorporated by reference.


     EXHIBIT                                                                     NUMBER OF PAGES                PAGE IN MANUALLY
     NUMBER                           DESCRIPTION                             IN ORIGINAL DOCUMENT+             SIGNED ORIGINAL

     10.4.16.       Project  Management   Agreement  dated  May 17,  1995
                    between  Neoprobe  (Israel)  Ltd.  and BARAN  Project
                    Construction Ltd.                                                       6                            *

     10.4.17.       Strategic  Marketing  Agreement dated August 30, 1995
                    between  Registrant and Damon Pharm Ltd.  (subject to
                    an  order  granting  portions  thereof   confidential
                    treatment)                                                             31                            *

     10.4.18.       Exclusive  Distribution Agreement dated September 25,
                    1995  between  Registrant  and  Syncor  International
                    Corporation  (subject to an order  granting  portions                   8                            *
                    thereof confidential treatment)

     10.4.19.       Exclusive   Distribution   Services  Agreement  dated
                    November  30,  1995  between  Registrant  and Nordion
                    Europe S.A.  (subject to an order  granting  portions                  20                            *
                    thereof confidential treatment)

     10.4.20        License and Distribution Agreement dated September 18, 1996 between Registrant and United States Surgical Corporation
                    (filed pursuant to Rule 24b-2
                    under   which   the    Registrant    has    requested                  67                            *
                    confidential  treatment  of certain  portions of this
                    Exhibit).

      11.1.         Computation of Net Loss Per Share                                       1                           81
                                                                                           ----

      21.1.         Subsidiaries of Registrant                                              1                           82
                                                                                           ----

       23.1         Consent of Coopers & Lybrand L.L.P.                                     1                           83
                                                                                           ----

      24.1.         Powers of Attorney                                                      9                           84
                                                                                           ----

      24.2.         Certified  resolution  of the  Registrant's  Board of
                    Directors  authorizing officers and directors signing
                    on behalf of the Company to sign  pursuant to a power
                    of attorney                                                             1                           93
                                                                                           ----


+ The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Stockholders upon the payment of a fee of fifty cents ($.50) a page.


*    Incorporated by reference.
