Form 10KSB/A
period 1996-12-31
NEOPROBE CORP
filed 1997-04-11
CIK 810509

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                FORM 10-KSB/A1


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

This Amendment Number 1 is being filed by the Registrant in order to refile its financial statements with changes in the texts of Notes 7a, 9 and the last paragraph of 11b.

The financial statements attached hereto supersede the financial statements for the same fiscal periods attached to the Registrant's Form 10-KSB Annual Report for the fiscal year ended December 31, 1996 filed on March 31, 1997 and Form 8-K Current Report filed on March 14, 1997.

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

           10.2.34. Restricted Stock Purchase Agreement dated June 5, 1996 between the Registrant and John L. Ridihalgh.* Previously Filed

           10.2.35. Restricted Stock Purchase Agreement dated June 5, 1996 between the Registrant and David C. Bupp.* Previously Filed

           10.2.36. Restricted Stock Purchase Agreement dated November 25, 1996 between the Registrant and Joseph R. Bianchine, as amended January 2, 1997.* Previously Filed

           10.3.1. Technology Transfer Agreement dated July 29, 1992 between the Registrant and The Dow Chemical Corporation (incorporated by reference to Exhibit 10.10 to the Form S-1, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

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

           (11)       STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS.

           11.1.      Computation of Net Loss Per Share.  Previously Filed

           (21)       SUBSIDIARIES OF THE REGISTRANT.

           21.1.      Subsidiaries of the Registrant.  Previously Filed

           (23)       CONSENT OF EXPERTS AND COUNSEL.

           23.1       Consent of Coopers & Lybrand L.L.P.

           (24)       POWERS OF ATTORNEY.

           24.1.      Powers of Attorney. Previously Filed

           24.2. Certified resolution of the Registrant's Board of Directors authorizing officers and directors signing on behalf of the Company to sign pursuant to a power of attorney. Previously Filed

     (B) REPORTS ON FORM 8-K.

         No current report on Form 8-K was filed by the Registrant during the fourth quarter of fiscal 1995.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 11, 1997
                                                  NEOPROBE CORPORATION
                                                  (the "Registrant")


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


     SIGNATURE                                               TITLE                                      DATE

John L. Ridihalgh*                                 Director, Chairman of the Board,                April 11, 1997
-------------------------------------              Chief Executive Officer
         John L. Ridihalgh                         (principal executive officer)


David C. Bupp                                      Director, President, Chief                      April 11, 1997
-------------------------------------              Operating Officer and Treasurer
           David C. Bupp                           (principal financial officer)


John Schroepfer*                                   Vice President, Finance and                     April 11, 1997
-------------------------------------
          John Schroepfer                          Administration

Jerry K. Mueller, Jr.*                             Director                                        April 11, 1997
-------------------------------------
       Jerry K. Mueller, Jr.

James F. Zid*                                      Director                                        April 11, 1997
-------------------------------------
            James F. Zid

Zwi Vromen*                                        Director                                        April 11, 1997
-------------------------------------
             Zwi Vromen

Julius R. Krevans*                                 Director                                        April 11, 1997
-------------------------------------
         Julius R. Krevans

Michael P. Moore*                                  Director                                        April 11, 1997
-------------------------------------
          Michael P. Moore

J. Frank Whitley, Jr.*                             Director                                        April 11, 1997
-------------------------------------
       J. Frank Whitley, Jr.

C. Michael Hazard*                                 Director                                        April 11, 1997
-------------------------------------
         C. Michael Hazard

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

7. EQUITY:

   a. COMMON STOCK:

      The Company's research and development activities and operating costs have been funded principally with cash generated from the issuance of common stock. In April 1996, the Company completed the sale of 1,750,000 shares of common stock at a price of $18.50 per share in a secondary offering. Gross proceeds from this offering were $32.4 million, and proceeds net of underwriting discounts were $30.5 million.

      In November 1992 and December 1993, the Company issued a total of 2,330,000 Class E Redeemable Common Stock Purchase Warrants ("Class E Warrants"). The Class E Warrants were exercisable over a three-year period beginning November 10, 1993 and expiring on November 12, 1996. During 1996, the Company received proceeds from the exercise of Class E Warrants of approximately $15.0 million.

      During 1994, 1995 and 1996 total cash generated from public offerings and private placements of common stock is as follows:

                                                                           1994            1995           1996
                                                                      -------------    ------------    ------------
      Public offerings, including exercise of warrants..............  $   4,478,902    $ 21,134,865    $ 47,988,930
      Private placements and exercise of options....................      3,900,245       2,860,872       2,128,271
                                                                      -------------    ------------    ------------
                                                                      $   8,379,147    $ 23,995,737    $ 50,117,201
                                                                      =============    ============    ============



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

   For the year ended December 31, 1996, approximately $258,000 and $70,000 of net sales were concentrated between two customers. For the year ended December 31, 1995, approximately $446,000 and $250,000 of net sales were concentrated between two customers. For the year ended December 31, 1994, approximately $750,000 of net sales were concentrated with a single customer.

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

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - [CONTINUED]


      In September 1996, the Company executed a marketing license agreement (the "Agreement") with United States Surgical Corporation ("USSC") giving USSC exclusive sales and marketing rights (excluding Korea, Thailand, Taiwan, Malaysia, and Singapore) for the Company's RIGS surgical cancer detection products. USSC will also provide surgeon training and professional education worldwide for RIGS products. The initial term of the Agreement is for five years from the later date on which the Company receives U.S. or European regulatory approval, and is renewable for successive five-year periods. Upon execution of the Agreement, the Company received a $2 million payment which has been recorded as deferred revenue. If the Company does not receive FDA or European regulatory approvals for the RIGS system within 24 months from the execution date, and if USSC terminates the Agreement during this period, the Company must refund the payment to USSC. In addition, USSC agreed to pay the Company an additional $3.5 million upon receiving notification of marketing approval in the U.S. and Europe. Under the Agreement, the Company will pay USSC a commission on all RIGS-related product sales. USSC will make payments to the Company based on commissions collected from RIGS product sales to fund research and development on future RIGS products. In addition, USSC will pay royalties to the Company for all sales of RIGS disposable cancer detection products.

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