Form 10QSB/A
period 1996-09-30
NEOPROBE CORP
filed 1997-05-13
CIK 810509

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



This Amendment No. 3 is being filed for the purpose of re-filing Exhibit
10.4.20.

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

           (10)     MATERIAL CONTRACTS.

           10.1.1. - 10.1.26.       Reserved.

           10.2.1. - 10.2.33.       Reserved.

           10.3.1. - 10.3.46.       Reserved.

           10.4.1 - 10.4.19.        Reserved.

           10.4.20. License and Distribution Agreement dated September 18, 1996 between Registrant and United States Surgical Corporation (filed pursuant to Rule 24b-2 under which the Registrant has requested confidential treatment of certain portions of this exhibit, which were omitted and which have been filed separately with the Commission).


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


Dated:  May 13, 1997



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

        4.4.       Warrant Agreement dated November 10, 1992                                 *

        4.5.       Supplemental Warrant Agreement dated November 12, 1993                    *


        4.6.       Rights Agreement between the Registrant and
                   Continental Stock Transfer & Trust Company dated July
                   18, 1995                                                                  *

10.1.1.-10.1.26    Reserved

10.2.1.-10.2.33.   Reserved

10.3.1.-10.3.46.   Reserved

10.4.1.-10.4.17.   Reserved


    10.4.20. License and Distribution Agreement dated September 18, 1996 between Registrant and United States Surgical Corporation
                   (filed pursuant to Rule 24b - 2 under which the Registrant has requested confidential treatment of certain portions of this exhibit, which were omitted and which have been filed separately with the Commission).


       11.1.
                   Computation of Net Loss Per Share                                         *

       27.1.       Financial Data Schedule (submitted electronically for                     *
                   SEC information only).

* Previously filed.