Form 10-Q
period 1997-03-31
NEOPROBE CORP
filed 1997-05-14
CIK 810509

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                              --------------------
(Mark One)
                                   FORM 10-Q

[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 1997

                                       or

[   ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

               For the transition period from            to
                                              -----------   ------------

                        COMMISSION FILE NUMBER:  0-26520


                              NEOPROBE CORPORATION
             (Exact name of registrant as specified in its charter)


          DELAWARE                                      31-1080091
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)


              425 METRO PLACE NORTH, SUITE 400, DUBLIN, OHIO 43017
                    (Address of principal executive offices)


                                 (614) 793-7500
                (Issuer's telephone number, including area code)


Indicate by check X whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        [ X ]           [   ]
                         Yes              No


          22,746,556 SHARES OF COMMON STOCK, PAR VALUE $.001 PER SHARE
         (Number of shares of issuer's common equity outstanding as of the close of business on May 8, 1997)

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     NEOPROBE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS


                                                                                 December 31,         March 31,
                                                                                     1996               1997
                                                                                     ----               ----
ASSETS

Current assets:
  Cash and cash equivalents                                                       $30,168,412        $27,254,531
  Available-for-sale securities                                                    19,748,819         15,351,981
  Accounts receivable                                                               1,240,474          1,217,183
  Inventory                                                                           216,272            628,955
  Prepaid expenses and other current assets                                         2,289,546          2,290,220
                                                                                  -----------        -----------
       Total current assets                                                        53,663,523         46,742,870
                                                                                  -----------        -----------
  Note receivable                                                                   1,500,000          1,500,000
  Property and equipment at cost:
    Equipment, net of accumulated depreciation                                      4,916,650          4,963,149
    Construction in progress                                                        1,531,711          1,963,254
                                                                                  -----------        -----------
                                                                                    6,448,361          6,926,403

  Intangible assets, net of accumulated amortization                                2,130,335          2,153,951
  Other assets                                                                        130,949            136,635
                                                                                  -----------        -----------

        Total assets                                                              $63,873,168        $57,459,859
                                                                                  ===========        ===========





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     NEOPROBE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                          CONSOLIDATED BALANCE SHEETS



                                                                                 December 31,         March 31,
                                                                                    1996                 1997
                                                                                    ----                 ----
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                               $  2,404,655       $  1,079,250
  Accrued expenses                                                                  2,951,430          1,933,160
  Deferred revenue                                                                  2,000,000          2,000,000
  Notes payable to finance company                                                    155,091             97,663
  Capital lease obligation, current                                                    76,161             28,035
                                                                                 ------------       ------------
       Total current liabilities                                                    7,587,337          5,138,108
                                                                                 ------------       ------------
Long-term debt                                                                      1,000,687          1,330,431
Capital lease obligation                                                                8,096              3,339
                                                                                 ------------       ------------
       Total liabilities                                                            8,596,120          6,471,878
                                                                                 ------------       ------------

Commitments and contingencies
Stockholders' equity:
  Preferred Stock; $.001 par value; 5,000,000
    shares authorized at December 31, 1996 and
    March 31, 1997; none outstanding (500,000                                              --                 --
    shares designated as Series A, $.001 par
    value, at March 31, 1997; none outstanding)
  Common stock; $.001 par value; 50,000,000
    shares authorized; 22,586,527 and 22,743,717
    shares issued and outstanding at
    December 31, 1996 and March 31, 1997, respectively                                 22,587             22,744
  Additional paid-in capital                                                      119,293,862        119,920,058
  Deficit accumulated during development stage                                    (64,116,003)       (68,841,931)
  Unrealized loss on available-for-sale securities                                    (29,859)           (70,988)
  Cumulative foreign currency translation adjustment                                  106,461            (41,902)
                                                                                 ------------       ------------
       Total stockholders' equity                                                  55,277,048         50,987,981
                                                                                 ------------       ------------

Total liabilities and stockholders' equity                                       $ 63,873,168       $ 57,459,859
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

                     NEOPROBE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                         November 16,
                                                                                            1983
                                                        Three Months Ended               (inception)
                                                              March 31,                  to March 31,
                                                     1996     ---------  1997                1997
                                                     ----                ----                ----
Net sales                                        $   196,397          $ 1,124,974        $  5,183,971
Cost of goods sold                                   150,741              492,941           2,621,238
                                                 -----------          -----------        ------------
       Gross profit                                   45,656              632,033           2,562,733
                                                 -----------          -----------        ------------
Operating expenses:
  Research and development                         2,552,746            3,450,934          48,350,268
  Marketing and selling                              105,139              856,905           2,313,493
  General and administrative                       1,167,833            1,634,282          25,935,615
                                                 -----------          -----------        ------------
       Total operating expenses                    3,825,718            5,942,121          76,599,376
                                                 -----------          -----------        ------------

Loss from operations                              (3,780,062)          (5,310,088)        (74,036,643)
                                                 -----------          -----------        ------------
Other income (expense):
  Interest income                                    234,828              584,603           4,349,988
  Interest expense                                   (10,212)              (6,152)           (512,192)
  Other                                                5,247                5,709           1,356,916
                                                 -----------          -----------        ------------
       Total other income                            229,863              584,160           5,194,712
                                                 -----------          -----------        ------------

Net loss                                         $(3,550,199)         $(4,725,928)       $(68,841,931)
                                                 ===========          ===========        ============

Net loss per share of common stock               $     (0.20)         $     (0.21)
                                                 ===========          ===========

Shares used in computing net loss per share       17,426,614           22,652,473
                                                 ===========          ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     NEOPROBE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                     November 16,
                                                                                                                         1983
                                                                                    Three Months Ended               (inception)
                                                                                         March 31,                   to March 31,
                                                                                 1996    ---------    1997               1997
                                                                                 ----                 ----               ----
Net cash used in operating activities                                        $(3,871,959)         $(7,297,045)       $(61,958,160)

Cash flows from investing activities:
  Purchases of available-for-sale securities                                  (1,533,927)            (986,302)        (95,659,718)
  Proceeds from sale of available-for-sale securities                            813,532              760,234          46,749,886
  Maturities of available-for-sale securities                                  3,000,000            4,600,000          33,564,742
  Purchase of property and equipment                                            (537,927)            (801,949)         (7,320,866)
  Other                                                                          (13,305)             (28,661)           (867,820)
                                                                             -----------          -----------        ------------

       Net cash provided by (used in) investing activities                     1,728,373            3,543,322         (23,533,776)
                                                                             -----------          -----------        ------------

Cash flows from financing activities:
  Issuance of common stock, net                                                2,177,663              626,355         102,445,276
  Other                                                                         (113,648)             221,323          10,320,979
                                                                             -----------          -----------        ------------

       Net cash provided by financing activities                               2,064,015              847,678         112,766,255
                                                                             -----------          -----------        ------------

Effect of exchange rate changes on cash                                           (8,453)              (7,836)            (19,788)
                                                                             -----------          -----------        ------------

       Net (decrease) increase in cash and cash equivalents                      (88,024)          (2,913,881)         27,254,531

Cash and cash equivalents at beginning of period                              10,032,973           30,168,412                   0
                                                                             -----------          -----------        ------------

Cash and cash equivalents at end of period                                   $ 9,944,949          $27,254,531        $ 27,254,531
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

                     NEOPROBE CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)

                 Notes to the Consolidated Financial Statements

1.       BASIS OF PRESENTATION

         The information presented for March 31, 1996 and 1997, and for the periods then ended is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) which the management of Neoprobe Corporation (the "Company") believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results for the interim period are not necessarily indicative of results to be expected for the year. The financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, which were included as part of the Company's Annual Report on Form 10-KSB/A (file no. 0-26520). Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings Per Share". SFAS No. 128 revises the method for computing and format for presentation of earnings per share for entities with publicly held common stock or potential common stock. This Statement supersedes APB Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. Management of the Company intends to adopt SFAS No. 128 in connection with the issuance of financial statements for the year ended December 31, 1997; however, management does not believe adoption will have any material impact on the financial condition or results of operations of the Company.

         The Company is a development stage enterprise engaged in the development and commercialization of technologies for the diagnosis and treatment of cancers. There can be no assurance that the Company will be able to commercialize its proposed products. There can also be no assurance that adequate financing will be available when needed or on terms attractive to the Company.

2.       INVENTORY

         The components of inventory are as follows:

                                       DECEMBER 31,     MARCH 31,
                                           1996           1997
                                           ----           ----
Materials and component parts             $51,264       $242,171
Work-in-process                            94,389         89,024
Finished goods                             70,619        297,760
                                         --------       --------
                                         $216,272       $628,955
                                         ========       ========

3.       LONG-TERM DEBT

         In 1994, Neoprobe (Israel) received notification from the state of Israel's Finance Committee that a financial program had been approved for the construction and operation of a radiolabeling facility by Neoprobe (Israel) near Dimona, Israel. The amount of the approved investment is currently approximately $4.8 million. Neoprobe (Israel) has submitted a request to increase the approved investment by $3.5 million. Under the approved program, Neoprobe (Israel) is entitled to government grants and government loan guarantees equal to a percentage of the total loan taken for the construction and operation of the facility. Amounts received under the agreement are collateralized by certain property obtained through the use of proceeds received. For the quarter ended March 31, 1997, Neoprobe (Israel) received approximately $300,000 and $47,000 in the form of loans and grants, respectively.

4.       STOCK OPTIONS

         In February 1997, the Board granted options to certain directors, officers, and employees of the Company under the Neoprobe Corporation Incentive Stock Option and Restricted Stock Purchase Plan (the "Plan") for 325,200 shares of common stock, exercisable at $13.38 per share, vesting over a period of three years. Currently, the Company has approximately 2.4 million options outstanding under the Plans, and approximately 1.3 million options have vested as of March 31, 1997.

5.       CONTINGENCIES

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through private and public offerings of its equity securities, from which it has raised gross proceeds of approximately $120 million. The Company has devoted substantially all of its efforts and resources to research and clinical development of innovative systems for the intraoperative diagnosis and treatment of cancers. The RIGS system integrates radiolabeled targeting agents and a radiation detection instrument. The Company has completed testing in a pivotal Phase III clinical trial for the detection of metastatic colorectal cancer. In addition, the Company has completed testing in a separate pivotal Phase III clinical trial for the detection of primary colorectal cancer. The Company must obtain regulatory approval to market its products before commercial revenue can be generated. During 1996, the Company submitted to the European regulatory agencies and to the FDA applications to request permits to begin marketing and selling the Company's RIGS products for the detection of metastatic colorectal cancer. In 1997, the Company anticipates filing similar applications with the European and U.S. regulatory agencies for the detection of primary colorectal cancer. During the fourth quarter of 1996, the Company received notification from its Korean marketing partner that it had received an approved license to distribute RIGScan CR49 in South Korea. The Company began distributing commercial product in Korea during 1997.

The Company is studying the safety and efficacy of RIGS products for the detection of other solid tumor cancer types, and the safety and efficacy of certain cancer therapy products (RIGS/ACT) based on its activated cellular therapy technology. In addition, the Company is funding the initial Phase I study to determine the safety and feasibility of using activated cellular therapy to help boost the immune system of patients with HIV/AIDS and patient enrollment was completed during the first quarter of 1997. There can be no assurance that the Company's products will be approved for marketing by the FDA or any foreign government agency, or that any such products will be successfully introduced or achieve market acceptance.

For the period from inception to March 31, 1997, the Company has incurred cumulative net losses of approximately $68.8 million. Although the Company currently has filed its request for a marketing permit in the U.S. and Europe, the Company does not currently have a RIGS product approved for commercial sale and does not anticipate commercial sales of sufficient volume to generate positive cash flow until 1998, at the earliest. The Company has incurred, and will continue to incur, substantial expenditures for research and development activities related to bringing its products to the commercial market. The Company intends to devote significant additional funds to clinical testing, manufacturing validation, and other activities required for regulatory review and commercialization of RIGS products. The amount of funds and length of time required to complete such testing will depend upon the outcome of regulatory reviews. The regulatory bodies may require more testing than is anticipated by the Company. There can be no assurance that the Company's RIGS products will be approved for marketing by the FDA or any foreign government agency, or that any such products will be successfully introduced or achieve market acceptance.

As of March 31, 1997, the Company has cash, cash equivalents, and available-for-sale securities of $42.6 million. In April 1996, the Company sold 1,750,000 shares of common stock at a price of $18.50 per share in a secondary offering, and received proceeds net of underwriting discounts of $30.5 million. In November 1992 and December 1993, the Company issued a total of 2,330,000 Class E Redeemable Common Stock Purchase Warrants ("Class E Warrants") which expired on November 12, 1996. During 1996, the Company received proceeds from the exercise of Class E Warrants of approximately $15.0 million. In September 1996, the Company received a $2 million license payment from the United States Surgical Corporation ("USSC"). If the Company does not receive FDA and European regulatory approvals for the RIGS system within 24 months from the execution date, and if USSC terminates the Agreement pursuant to certain provisions in the Agreement during this period, the Company must refund the license payment to USSC.

The Company anticipates that 1997 research and development expenses will continue to increase over 1996 levels and selling, general and administrative expenses will increase significantly over 1996 expenditures. A significant portion of the increased selling, general and administrative expenses will be associated with marketing activities in preparation for the commercial launch of the first RIGS product. In addition, the Company anticipates expenses directly associated with selling RIGScan CR49 and the Neoprobe 1000 system will increase proportionately with sales, particularly in the second half of 1997. The Company cannot predict when marketing approvals will be received. However, when the Company receives permission from the regulatory authorities to begin marketing its products and begins generating revenue from the sale of its products, additional costs for marketing and distribution will be incurred. During 1997, in addition to product launch activities, the Company will continue to focus on improving manufacturing processes for the production of RIGS products and developing other RIGScan products. The Company also anticipates opening clinical trials for additional applications of RIGScan CR49. The Company currently anticipates that approximately $21.0 million in cash will be used to finance operating activities during 1997. The Company has executed various agreements with third parties that supplement the technical and business capabilities of the Company. The Company is generally obligated to such parties to pay royalties or commissions upon commercial sale of the related product. The Company's estimate of its allocation of cash resources is based on the current state of its business operations, its business plan and current industry and economic conditions, and is subject to revisions due to a variety of factors including, without limitation, additional expenses related to marketing and distribution, regulatory licensing and research and development, and to reallocation among categories and to new categories. The Company may need to supplement its funding sources from time to time.

(New)MonoCarb AB ("MonoCarb") is a wholly-owned subsidiary of the Company, located in Lund, Sweden, where it operates a manufacturing and purification facility. The Company intends to use the production capability of MonoCarb to produce future RIGScan products and to prepare the CC49 monoclonal antibody produced by Bio-Intermediair BV for final radiolabeling. The Company advanced MonoCarb funds during the first quarter of 1997 to cover capital expenditures of approximately $160,000 and operating expenses of approximately $390,000. The Company anticipates advancing $1.9 million during the remainder of 1997 to cover operating and capital expenditures.

In 1994, the Company formed Neoprobe (Israel) to construct and operate a radiolabeling facility for the Company's targeting agents. The Company owns 95 percent of Neoprobe (Israel), with Rotem Industries Ltd., the private arm of the Israeli atomic energy authority ("Rotem") owning the balance and managing the facility. In 1994, Neoprobe (Israel) received notification from the state of Israel's Finance Committee that its requested financial program had been approved for the construction and operation of a radiolabeling facility near Dimona, Israel. The amount of the approved investment is currently approximately $4.8 million. Neoprobe (Israel) has submitted a request to increase the approved investment by $3.5 million. Under the approved program, Neoprobe (Israel) is entitled to government grants and government loan guarantees equal to a percentage of the total loan taken for the construction and operation of the facility. Amounts received under the agreement are collateralized by certain property obtained through the use of proceeds received. As of March 31, 1997, Neoprobe (Israel) had received approximately $1.3 million and $220,000 in the form of loans and grants, respectively. On August 10, 1995, the Company and Neoprobe (Israel) raised $1.1 million for Neoprobe (Israel) through the issuance of convertible debentures. During 1996, all of these convertible debentures were converted into 200,000 shares of Common Stock of Neoprobe Corporation. Costs associated with construction of the facility and operations at Neoprobe (Israel) during 1997 have been financed primarily through funds advanced by the Company and with government grants and loans guaranteed by the Israeli government. The Company advanced Neoprobe (Israel) funds during the first quarter of 1997 to cover capital expenditures of approximately $800,000 and operating expenses of approximately $200,000.
The Company anticipates advancing $1.5 million during the remainder of 1997 to cover operating and capital expenditures.

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

RESULTS OF OPERATIONS

Since inception, the Company has dedicated substantially all of its resources to research and development of its RIGS system for the intraoperative diagnosis and treatment of cancer. Until the appropriate regulatory approvals are received, the Company is limited in its ability to generate revenue. Although the Company's Neoprobe 1000 system has received regulatory clearance, the Company does not anticipate generating positive cash flow from sales of the Neoprobe 1000 system alone. During the first quarter of 1997, the Company generated sales of Neoprobe 1000 systems of approximately $1.0 million.

Since acquiring MonoCarb in December 1993 for the purpose of manufacturing RIGScan products, MonoCarb has continued to generate revenue from the sale of serology products. MonoCarb generated sales of serology products of approximately $100,000 during the first quarter of 1997. The Company currently plans to develop the long-term production capability of MonoCarb for future RIGScan products. As a result, the Company anticipates that revenue generated from the sale of serology products will continue to decline in 1997 and subsequent periods.

THREE MONTHS ENDED MARCH 31, 1997 AND 1996. During the quarter ended March 31, 1997, the Company had net sales of approximately $1.1 million consisting of net sales of Neoprobe 1000 systems of approximately $1.0 million and sales of blood serology products of approximately $100,000. Other income for the period was approximately $584,000 and consisted almost entirely of interest income generated from the investment of net proceeds of the Company's financing activities. During the quarter ended March 31, 1996, the Company had net sales of approximately $200,000, consisting primarily of sales of serology products by MonoCarb of approximately $186,000. Other income during the quarter related primarily to interest income of approximately $235,000.

Research and development expenses increased to approximately $3.5 million during the first quarter of 1997 from approximately $2.6 million for the same period in 1996. During the first quarter of 1997, research and development expenses increased as a result of wages and benefits and contracted services. Wages and benefits increased primarily from new research and development personnel added since the first quarter of 1996. Contracted services increased primarily from the ongoing process and product validation efforts. Research and development expenses also increased in the first quarter of 1997 from instrument development activities and from development activities associated with the Company's therapy business. The Company expects these expenses to continue to increase during the remainder of 1997. Expenses during the first quarter of 1996 related primarily to costs associated with a various activities required by regulatory authorities for product approval. The activities included validating the Company's manufacturing processes and conducting audits of clinical data.

Marketing and Selling expenses increased to approximately $857,000 during the first quarter of 1997 from approximately $105,000 for the same period in 1996. The increase was primarily a result of the addition of sales and marketing personnel associated with device sales and CR49 pre-launch activities and commissions due to the Company's marketing partner associated with sales of the Neoprobe 1000 system.

General and administrative expenses increased to approximately $1.6 million during the first quarter of 1997 from approximately $1.2 million during the same period of 1996. The increase was primarily a result of the addition of support staff related to the Company's increased sales and operating activities.

PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS.

     None.


ITEM 2.       CHANGES IN SECURITIES.

     None.


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

     None.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


ITEM 5.       OTHER INFORMATION.

     None.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)  LIST OF EXHIBITS


3.   ARTICLES OF INCORPORATION AND BY-LAWS

Exhibit 3.1

Complete Restated Certificate of Incorporation of Neoprobe Corporation, as corrected February 18, 1994 and as amended June 27, 1994, July 25, 1995 and June 3, 1996 (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated June 20, 1996; Commission File No. 0-26520).


Exhibit 3.2

Amended and Restated By-Laws dated July 21, 1993 as amended July 18, 1995 and May 30, 1996 (incorporated by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K dated June 20, 1996; Commission File No. 0-26520).

4.         INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
           INDENTURES

Exhibit 4.1

See Articles FOUR, FIVE, SIX and SEVEN of the Restated Certificate of Incorporation of the Registrant (see Exhibit 3.1).


Exhibit 4.2

See Articles II and VI and Section 2 of Article III and Section 4 of Article VII of the Amended and Restated By-Laws of the Registrant (see Exhibit 3.2).


Exhibit 4.3

Rights Agreement dated as of July 18, 1995 between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to
Exhibit 1 of the registration statement on Form 8-A; Commission File No.
0-26520).


11.        STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

Exhibit 11.1

Computation of Net Loss Per Share.


27.        FINANCIAL DATE SCHEDULE

Exhibit 27.1

Financial Data Schedule (submitted electronically for SEC information only).


(b)        REPORTS ON FORM 8-K.

A current report on Form 8-K dated March 12, 1997 was filed by the Registrant reporting under Item 7 (Financial Statement and Exhibits) for the purpose of incorporating by reference the Consent of Coopers & Lybrand L.L.P., the Financial Data Schedule (submitted electronically for SEC information only) and the financial statements of the Registrant, and the related notes, together with the report of Coopers & Lybrand L.L.P. dated February 12, 1997 into the Registrant's Registration Statements on Forms S-3 No. 33-72700 and No. 333-15989.

                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               NEOPROBE CORPORATION
                               (the "Registrant")
Dated:  May 13, 1997

                               By:  /s/  David C. Bupp
                                   ----------------------------------------
                                    David C. Bupp,
                                    President and Chief Operating Officer
                                    (principal executive officer)


                               By:  /s/  John Schroepfer
                                   ----------------------------------------
                                    John Schroepfer
                                    Vice President, Finance and Administration
                                    (principal financial and accounting officer)

==============================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                               ------------------


                              NEOPROBE CORPORATION



                               ------------------


                           FORM 10-Q QUARTERLY REPORT


                         FOR THE FISCAL QUARTER ENDED:

                                 MARCH 31, 1997


                               ------------------


                                    EXHIBITS


                               ------------------


==============================================================================

                                     INDEX

Exhibit 3.1

Complete Restated Certificate of Incorporation of Neoprobe Corporation, as corrected February 18, 1994 and as amended June 27, 1994, July 25, 1995 and June 3, 1996 (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated June 20, 1996; Commission File No. 0-26520).


Exhibit 3.2

Amended and Restated By-Laws dated July 21, 1993 as amended July 18, 1995 and May 30, 1996 (incorporated by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K dated June 20, 1996; Commission File No. 0-26520).


Exhibit 4.1

See Articles FOUR, FIVE, SIX and SEVEN of the Restated Certificate of Incorporation of the Registrant (see Exhibit 3.1).


Exhibit 4.2

See Articles II and VI and Section 2 of Article III and Section 4 of Article VII of the Amended and Restated By-Laws of the Registrant (see Exhibit 3.2).


Exhibit 4.3

Rights Agreement dated as of July 18, 1995 between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to
Exhibit 1 of the registration statement on Form 8-A; Commission File No.
0-26520).


Exhibit 11.1

Computation of Net Loss Per Share.

Page 16 in the manually signed original.


Exhibit 27.1

Financial Data Schedule (submitted electronically for SEC information only).