Form 10-Q
period 1997-06-30
NEOPROBE CORP
filed 1997-08-14
CIK 810509

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                             ---------------------

(Mark One)

                                    FORM 10-Q

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 1997

                                       OR

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
           For the transition period from __________ to _____________


                         COMMISSION FILE NUMBER: 0-26520


                              NEOPROBE CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                     31-1080091
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)


              425 METRO PLACE NORTH, SUITE 300, DUBLIN, OHIO 43017
                    (Address of principal executive offices)


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

                            [X]                        [ ]

                            Yes                         No



          22,761,397 SHARES OF COMMON STOCK, PAR VALUE $.001 PER SHARE (Number of shares of issuer's common equity outstanding as of the close of business on August 12, 1997)

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS



                      NEOPROBE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                                       DECEMBER 31,    JUNE 30,
                                                          1996          1997
                                                          ----          ----
ASSETS

Current assets:
  Cash and cash equivalents                            $30,168,412   $20,456,816
  Available-for-sale securities                         19,748,819    16,186,944
  Accounts receivable                                    1,240,474       864,098
  Inventory                                                216,272       630,952
  Prepaid expenses and other current assets              2,289,546     2,272,075
                                                       -----------   -----------

       Total current assets                             53,663,523    40,410,885
                                                       -----------   -----------

  Note receivable                                        1,500,000     1,500,000
  Property and equipment at cost:
    Equipment, net of accumulated depreciation           4,916,650     5,874,246
    Construction in progress                             1,531,711     2,830,790
                                                       -----------   -----------
                                                         6,448,361     8,705,036

  Intangible assets, net of accumulated amortization     2,130,335     2,189,364
  Other assets                                             130,949       139,010
                                                       -----------   -----------

        Total assets                                   $63,873,168   $52,944,295
                                                       ===========   ===========



         The accompanying notes are an integral part of the consolidated financial statements.

                      NEOPROBE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS



                                                                                 DECEMBER 31       JUNE 30,
                                                                                    1996             1997
                                                                                    ----             ----
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                              $   2,404,655    $   1,866,286
  Accrued expenses                                                                  2,951,430        3,266,415
  Deferred revenue                                                                  2,000,000        2,000,000
  Notes payable to finance company                                                    155,091           39,355
  Capital lease obligation, current                                                    76,161           66,980
                                                                                -------------    -------------

       Total current liabilities                                                    7,587,337        7,239,036
                                                                                -------------    -------------

Long-term debt                                                                      1,000,687        1,687,777
Capital lease obligation                                                                8,096          197,071
                                                                                -------------    -------------

       Total liabilities                                                            8,596,120        9,123,884
                                                                                -------------    -------------

Commitments and contingencies
Stockholders' equity:
  Preferred Stock; $.001 par value; 5,000,000
    shares authorized at December 31, 1996 and
    June 30, 1997; none outstanding (500,000                                               --               --
    shares designated as Series A, $.001 par
    value, at June 30, 1997; none outstanding)
  Common stock; $.001 par value; 50,000,000
    shares authorized; 22,586,527 and 22,758,725
    shares issued and outstanding at
    December 31, 1996 and June 30, 1997, respectively                                  22,587           22,759
  Additional paid-in capital                                                      119,293,862      119,999,259
  Deficit accumulated during development stage                                    (64,116,003)     (76,077,136)
  Unrealized loss on available-for-sale securities                                    (29,859)         (38,100)
  Cumulative foreign currency translation adjustment                                  106,461          (86,371)
                                                                                -------------    -------------

       Total stockholders' equity                                                  55,277,048       43,820,411
                                                                                -------------    -------------

Total liabilities and stockholders' equity                                      $  63,873,168    $  52,944,295
                                                                                =============    =============





         The accompanying notes are an integral part of the consolidated financial statements.

                      NEOPROBE CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                   November 16,
                                        Three Months Ended              Six Months Ended              1983
                                             June 30,                        June 30,             (inception)
                                             --------                        --------              to June 30,
                                      1996            1997            1996            1997            1997
                                      ----            ----            ----            ----            ----
Net sales                         $    159,419    $  1,051,871    $    355,816    $  2,176,845    $  6,235,842
Cost of goods sold                      79,233         199,968         229,974         692,909       2,821,206
                                  ------------    ------------    ------------    ------------    ------------
       Gross profit                     80,186         851,903         125,842       1,483,936       3,414,636
                                  ------------    ------------    ------------    ------------    ------------

Operating expenses:
  Research and development           3,773,634       5,734,054       6,326,380       9,184,988      54,084,322
  Marketing and selling                238,955         955,442         344,094       1,812,347       3,268,935
  General and administrative         1,249,552       1,992,687       2,417,385       3,626,969      27,928,302
                                  ------------    ------------    ------------    ------------    ------------
       Total operating expenses      5,262,141       8,682,183       9,087,859      14,624,304      85,281,559
                                  ------------    ------------    ------------    ------------    ------------

Loss from operations                (5,181,955)     (7,830,280)     (8,962,017)    (13,140,368)    (81,866,923)
                                  ------------    ------------    ------------    ------------    ------------

Other income (expense):
  Interest income                      568,495         623,062         803,323       1,207,665       4,973,050
  Interest expense                     (11,075)         (3,696)        (21,287)         (9,848)       (515,888)
  Other                                225,917         (24,291)        231,164         (18,582)      1,332,625
                                  ------------    ------------    ------------    ------------    ------------
       Total other income              783,337         595,075       1,013,200       1,179,235       5,789,787
                                  ------------    ------------    ------------    ------------    ------------

Net loss                          $ (4,398,618)   $ (7,235,205)   $ (7,948,817)   $(11,961,133)   $(76,077,136)
                                  ============    ============    ============    ============    ============

Net loss per share of
   common stock                   $      (0.22)   $      (0.32)   $      (0.43)   $      (0.53)
                                  ============    ============    ============    ============

Shares used in computing
   net loss per share               19,740,705      22,749,713    $ 18,580,659    $ 22,701,093
                                  ============    ============    ============    ============






               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      NEOPROBE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                               NOVEMBER 16,
                                                                    SIX MONTHS ENDED               1983
                                                                        JUNE 30,               (INCEPTION)
                                                                        --------                TO JUNE 30,
                                                                  1996            1997             1997
                                                                  ----            ----             ----
Net cash used in operating activities                         $ (7,234,086)   $(11,815,631)   $ (66,476,746)

Cash flows from investing activities:
  Purchases of available-for-sale securities                   (35,393,239)     (5,986,812)    (100,660,228)
  Proceeds from sale of available-for-sale securities           25,726,484       1,793,963       47,783,615
  Maturities of available-for-sale securities                    3,500,000       7,739,201       36,703,943
  Purchase of property and equipment                            (1,047,123)     (2,566,638)      (9,085,555)
  Other                                                            (41,467)        (69,211)        (908,370)
                                                              ------------    ------------    -------------

       Net cash (used in) provided by investing activities      (7,255,345)        910,503      (26,166,595)
                                                              ------------    ------------    -------------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net                   34,286,997         705,571      102,524,492
  Other                                                           (226,064)        497,567       10,597,223
                                                              ------------    ------------    -------------

       Net cash provided by financing activities                34,060,933       1,203,138      113,121,715
                                                              ------------    ------------    -------------

Effect of exchange rate changes on cash                             (7,865)         (9,606)         (21,558)
                                                              ------------    ------------    -------------

       Net increase (decrease) in cash and cash equivalents     19,563,637      (9,711,596)      20,456,816

Cash and cash equivalents at beginning of period                10,032,973      30,168,412                0
                                                              ------------    ------------    -------------

Cash and cash equivalents at end of period                    $ 29,596,610    $ 20,456,816    $  20,456,816
                                                              ============    ============    =============









               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      NEOPROBE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The information presented for June 30, 1996 and 1997, and for the periods then ended is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) which the management of Neoprobe Corporation (the "Company") believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results for the interim period are not necessarily indicative of results to be expected for the year. The financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, which were included as part of the Company's Annual Report on Form 10-KSB/A (file no. 0-26520). Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128") "Earnings Per Share". SFAS No. 128 revises the method for computing and format for presentation of earnings per share for entities with publicly held common stock. This Statement supersedes APB Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. Management of the Company intends to adopt SFAS No. 128 in connection with the issuance of financial statements for the year ended December 31, 1997; however, management does not believe adoption will have any material impact on the financial condition or results of operations of the Company.

         The Company is a development stage enterprise engaged in the development and commercialization of technologies for the diagnosis and treatment of cancers. There can be no assurance that the Company will be able to commercialize its proposed products. There can also be no assurance that adequate financing will be available when needed or on terms attractive to the Company.

2.       INVENTORY

         The components of inventory are as follows:

                                                      DECEMBER 31,     June 30,
                                                         1996             1997
                                                         ----             ----
Materials and component parts                          $ 51,264         $265,387
Work-in-process                                          94,389           84,510
Finished goods                                           70,619          281,055
                                                       --------         --------
                                                       $216,272         $630,952
                                                       ========         ========

3.       LONG-TERM DEBT

         Neoprobe (Israel) Ltd. ("Neoprobe (Israel)"), a subsidiary of the Company, is in the process of constructing a radiolabeling facility near Dimona, Israel, for use in future operations of the Company. Construction of the facility is being partially financed under an investment program approved by the state of Israel's Finance Committee (the "Committee"). In July 1997, the Company was notified that the Committee had approved a $3.5 million increase in the approved investment, bringing the total approved investment to $8.3 million. Under the approved program, Neoprobe (Israel) is entitled to government grants and government loan guarantees equal to a percentage of the total loan taken for the construction and operation of the facility. Amounts received under the agreement are collateralized by certain property obtained through the use of proceeds received. As of June 30, 1997, Neoprobe (Israel) has received approximately $1.7 million and $400,000 in the form of loans and grants, respectively.

4.       STOCK OPTIONS

         In February 1997, the Board granted options to certain directors, officers, and employees of the Company under the Neoprobe Corporation Incentive Stock Option and Restricted Stock Purchase Plan (the "Plan") for 325,200 shares of common stock, exercisable at $13.38 per share, vesting over a period of three years. Currently, the Company has approximately 2.4 million options outstanding under the Plans, and approximately 1.4 million options have vested as of June 30, 1997.

5.       AGREEMENTS

         In May 1997, the Company and United States Surgical Corporation (USSC) executed an amendment ("Amendment No.1") to the License and Distributorship Agreement (the "Main Agreement"). Amendment No.1 revises terms of the Main Agreement related to sales of Neoprobe instruments by USSC's subsidiaries in certain foreign countries. Under Amendment No.1, Neoprobe will sell devices directly to USSC's subsidiaries for resale within the affected territories according to a set price structure, but will no longer pay USSC a commission on sales of such devices. The term of Amendment No.1 coincides with the term of the Main Agreement.

6.       CONTINGENCIES

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

   For the period from inception to June 30, 1997, the Company has incurred cumulative net losses of approximately $76.1 million. The Company does not currently have a RIGS product approved for commercial sale, but has filed its request for a marketing permit in the U.S. and Europe. The Company has incurred, and will continue to incur, substantial expenditures for research and development activities related to bringing its products to the commercial market. The Company intends to devote significant additional funds to clinical testing, manufacturing validation, and other activities required for regulatory review and commercialization of RIGS products. The amount of funds and length of time required to complete such testing will depend upon the outcome of regulatory reviews. The regulatory bodies may require more testing than is anticipated by the Company. There can be no assurance that the Company's RIGS products will be approved for marketing by the FDA or any foreign government agency, or that any such products will be successfully introduced or achieve market acceptance.

   As of June 30, 1997, the Company has cash, cash equivalents, and available-for-sale securities of $36.6 million. In April 1996, the Company sold 1,750,000 shares of common stock at a price of $18.50 per share in a secondary offering, and received proceeds net of underwriting discounts of $30.5 million. In November 1992 and December 1993, the Company issued a total of 2,330,000 Class E Redeemable Common Stock Purchase Warrants ("Class E Warrants") which expired on November 12, 1996. During 1996, the Company received proceeds from the exercise of Class E Warrants of approximately $15.0 million. In September 1996, the Company received a $2 million license payment from United States Surgical Corporation ("USSC"). If the Company does not receive FDA and European regulatory approvals for the RIGS system within 24 months from the execution date, and if USSC terminates the Agreement pursuant to certain provisions in the Agreement during this period, the Company must refund the license payment to USSC.

   The Company anticipates that 1997 research and development expenses will continue to increase over 1996 levels and selling, general and administrative expenses will increase significantly over 1996 expenditures. A significant portion of the increased selling, general and administrative expenses will be associated with marketing activities in preparation for the commercial launch of the first RIGS product. In addition, the Company anticipates expenses directly associated with selling RIGScan CR49 and the Neoprobe 1000 system will increase proportionately with sales, particularly in the second half of 1997. The Company cannot predict when marketing approvals will be received. However, when the Company receives permission from the regulatory authorities to begin marketing its products and begins generating revenue from the sale of its products, additional costs for marketing and distribution will be incurred. During 1997, in addition to product launch activities, the Company will continue to focus on improving manufacturing processes for the production of RIGS products and developing other RIGScan products. The Company also anticipates opening clinical trials for additional applications of RIGScan CR49. The Company currently anticipates that approximately $21.0 million in cash will be used to finance operating activities during 1997. The Company has executed various agreements with third parties that supplement the technical and business capabilities of the Company. The Company is generally obligated to such parties to pay royalties or commissions upon commercial sale of the related product. The Company's estimate of its allocation of cash resources is based on the current state of its business operations, its business plan, and current industry and economic conditions, and is subject to revisions due to a variety of factors including without limitation, additional expenses related to marketing and distribution, regulatory licensing and research and development, and to reallocation among categories and to new categories. The Company may need to supplement its funding sources from time to time.

   Neoprobe Europe AB ("Neoprobe Europe"), formerly NewMonoCarb AB, is a wholly-owned subsidiary of the Company, located in Lund, Sweden, where it operates a manufacturing and purification facility. The Company intends to use the production capability of Neoprobe Europe to produce future RIGScan products and to prepare the CC49 monoclonal antibody produced by Bio-Intermediair BV for final radiolabeling. The Company advanced Neoprobe Europe funds during the first half of 1997 to cover capital expenditures of approximately $360,000 and operating expenses of approximately $650,000. The Company anticipates advancing $1.4 million during the second half of 1997 to cover operating and capital expenditures.

   In 1994, the Company formed Neoprobe (Israel) to construct and operate a radiolabeling facility for the Company's targeting agents. The Company owns 95 percent of Neoprobe (Israel), with Rotem Industries Ltd., the private arm of the Israeli atomic energy authority ("Rotem") owning the balance and managing the facility. Construction of a facility is underway near Dimona, Israel and is being financed through an investment program approved by the state of Israel's Finance Committee ("the Committee"). In July 1997, the Company was notified that the Committee had approved an increase in the approved investment of $3.5 million, bringing the total approved investment to $8.3 million. Under the approved program, Neoprobe (Israel) is entitled to government grants and government loan guarantees equal to a percentage of the total loan taken for the construction and operation of the facility. Amounts received under the agreement are collateralized by certain property obtained through the use of proceeds received. As of June 30, 1997, Neoprobe (Israel) had received approximately $1.7 million and $400,000 in the form of loans and grants, respectively. On August 10, 1995, the Company and Neoprobe (Israel) raised $1.1 million for Neoprobe (Israel) through the issuance of convertible debentures. During 1996, all of these convertible debentures were converted into 200,000 shares of Common Stock of Neoprobe Corporation. Costs associated with construction of the facility and operations at Neoprobe (Israel) during 1997 have been financed primarily through funds advanced by the Company and with government grants and loans guaranteed by the Israeli government. During the first half of 1997, Neoprobe (Israel) expended approximately $2.1 million on capital expenses and approximately $560,000 on operating activities. The Company anticipates Neoprobe (Israel) will have approximately $2.7 million of capital expenditures and approximately $580,000 of operating expenditures during the second half of 1997.

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

   RESULTS OF OPERATIONS

   Since inception, the Company has dedicated substantially all of its resources to research and development of its RIGS system for the interoperative diagnosis and treatment of cancer. Until the appropriate regulatory approvals are received, the Company is limited in its ability to generate revenue. Although the Company's Neoprobe 1000 and Neoprobe 1500 systems have received regulatory clearance, the Company does not anticipate generating positive cash flow from sales of the Neoprobe 1000 or 1500 systems alone. During the first half of 1997, the Company generated sales of Neoprobe 1000 systems of approximately $2.1 million. Sales of the Neoprobe 1500 are expected to start during the third quarter of 1997.

   Since acquiring Neoprobe Europe in December 1993 for the purpose of manufacturing RIGScan products, Neoprobe Europe has continued to generate revenue from the sale of its serology products. Neoprobe Europe generated sales of serology products of approximately $100,000 during the first half of 1997. The Company currently plans to sell Neoprobe Europe's serology business and develop production capacity at Neoprobe Europe for future RIGScan products. As a result, the Company anticipates that revenue generated from sale of serology products will continue to decline in 1997 and subsequent periods.

   Three months ended June 30, 1996 and 1997. Total net sales for the three months ended June 30, 1997 were approximately $1.1 million, compared to net sales of approximately $159,000 during the same period during 1996. The increase is attributed to the increased level of sales of the Neoprobe 1000 Portable Radioisotope Detector during the second quarter of 1997. Net sales in the second quarter of 1997 related almost entirely to the Neoprobe 1000. Net sales in the second quarter of 1996 related primarily to sales of serology products by Neoprobe Europe of $104,000. Interest income for the three months period ended June 30, 1997 was approximately $623,000, compared to interest income of approximately $568,000 for the same period in 1996.

   Research and development expenses increased to approximately $5.7 million for the second quarter in 1997 from approximately $3.8 million in 1996. The expenses increased as a result of additional contracted services and wages and benefits. Contracted services increased primarily from instrument development efforts as well as ongoing validation efforts related to the commercialization of RIGScan CR49. Wages and benefits increased primarily due to new personnel added over the course of the first quarter and second quarter of 1997. Research and development expenses also increased due to activities associated with the Company's therapy business. The Company expects these expenses to continue during the remainder of 1997.

   Marketing and Selling expenses increased to approximately $955,000 during the second quarter of 1997 from approximately $239,000 for the same period in 1996. The increase was a result of commissions earned by the Company's marketing partner associated with sales of the Neoprobe 1000 system, additional staff, and RIGScan CR49 pre-launch activities.

   General and administrative expenses increased to approximately $2.0 million during the second quarter of 1997 from approximately $1.2 million during the same period of 1996. The increase was a result of hiring additional staff, and increased costs for rent, equipment leases, and taxes.

   Six months ended June 30, 1996 and 1997. Total net sales for the six months ended June 30, 1997 were approximately $2.2 million, compared to net sales of approximately $356,000 during the same period in 1996. The increase is from the level of sales of the Neoprobe 1000 Portable Radioisotope Detector during the first half of 1997. Net sales during the first half of 1997 were primarily related to the sale of the Neoprobe 1000. Net sales during the first half of 1996 consisted primarily of sales of serology products by Neoprobe Europe. Interest income for the six-month period ended June 30, 1997 was approximately $1.2 million compared to interest income of approximately $803,000 for the same period in 1996. During 1996, the Company also collected other income of approximately $230,000 related to a license fee paid upon the exercise of an option for marketing rights in additional territories in Asia.

   Research and development expenses increased to approximately $9.2 million in the first half of 1997 from approximately $6.3 million in the first half of 1996. The expenses increased as a result of additional contracted services and wages and benefits. Contracted services increased primarily from instrument design development efforts as well as ongoing process and validation efforts related to the commercialization of RIGScan CR49. Wages and benefits increased primarily due to new personnel added in 1997. Research and development expenses also increased due to activities associated with the Company's therapy business.

   Marketing and Selling expenses increased to approximately $1.8 million in the first half of 1997 from approximately $344,000 in the first half of 1996. The increase was primarily a result of commissions earned by the Company's marketing partner from sales of the Neoprobe 1000 system, additional staff, and RIGScan CR49 pre-launch activities.

   General and administrative expenses increased to approximately $3.6 million in the first half of 1997 from approximately $2.4 million in the first half of 1996. The increase was a result of hiring additional staff, and increased costs for rent, equipment leases and taxes.

                           PART II - OTHER INFORMATION

   ITEM 1.    LEGAL PROCEEDINGS.

     None.



   ITEM 2.    CHANGES IN SECURITIES.

     None.



   ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

     None.



   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     An annual meeting of the stockholders (the "Stockholders") of the Registrant was held on May 29, 1997. The matters voted upon at the annual meeting and the results of the votes are set forth below.

     (i) Melvin D. Booth was elected a director to serve for a term of three years. 17,642,285 shares were voted for his election and 92,830 shares withheld authority.

     (ii) John S. Christie was elected a director to serve for a term of three years. 17,646,822 shares were voted for his election and 88,293 shares withheld authority.

     (iii) J. Frank Whitley, Jr. was elected a director to serve for a term of three years. 17,653,247 shares were voted for his election and 81,868 shares withheld authority.

     (iv) An amendment (the "Amendment") to the 1996 Stock Incentive Plan was approved. 14,202,455 shares were voted for approval, 1,126,214 shares were voted against approval and 82,454 shares abstained. The material terms of the Amendment allow grants of limited amounts of unrestricted stock to employees and consultants of the Registrant, change the number of shares subject to non-employee director annual stock option awards ("Directors Options") from 3,600 to 5,000 shares, add an attendance of board meetings requirement as a precondition to receiving Directors Options, give the board of directors power to increase or decrease the number of shares covered by each Directors Option and remove the limitation on the frequency with which the provisions concerning Directors Options may be amended.



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



   10.     MATERIAL CONTRACTS

   Exhibit 10.1.1 - 10.4.20

   Reserved.

   Exhibit 10.4.21

   First Amendment to License and Distributorship Agreement dated May 1, 1997 between the Registrant and United States Surgical Corporation (filed pursuant to Rule 24b-2 under which the Registrant has requested confidential treatment of certain portions of this Exhibit).

   11.     STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

   Exhibit 11.1

   Computation of Net Loss Per Share.



   27.     FINANCIAL DATA SCHEDULE

   Exhibit 27.1

   Financial Data Schedule (submitted electronically for SEC information only).



   (b)     REPORTS ON FORM 8-K.

   No report on Form 8-K was filed by the Registrant during the fiscal quarter ended June 30, 1997.





                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     NEOPROBE CORPORATION

                                                     (the "Registrant")

   Dated:  August 13, 1997

                                                     By: /s/ Larry E. Anderson
                                                         ------------------------
                                                         Larry E. Anderson
                                                         Vice President, Chief Financial Officer
                                                         (duly authorized officer and principal
                                                         financial officer)



                                                     By: /s/ John Schroepfer
                                                         ------------------------
                                                         John Schroepfer
                                                         Vice President, Finance and Administration
                                                         (chief accounting officer)

--------------------------------------------------------------------------------








                       SECURITIES AND EXCHANGE COMMISSION



                             Washington, D.C. 20549


                             ---------------------


                              NEOPROBE CORPORATION



                             ---------------------



                           FORM 10-Q QUARTERLY REPORT



                          FOR THE FISCAL QUARTER ENDED:

                                  JUNE 30, 1997


                             ---------------------

                                    EXHIBITS

                             ---------------------












--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

   Exhibit 10.4.21

   First Amendment to License and Distributorship Agreement dated May 1, 1997 between the Registrant and United States Surgical Corporation (filed pursuant to Rule 24b-2 under which the Registrant has requested confidential treatment of certain portions of this Exhibit).

   Page 17 in the manually signed original.

   Exhibit 11.1

   Computation of Net Loss Per Share

   Page 23 in the manually signed original.

   Exhibit 27.1

   Financial Data Schedule (submitted electronically for SEC information only).