Form 10-Q
period 1997-09-30
NEOPROBE CORP
filed 1997-11-13
CIK 810509

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------
                                   FORM 10-Q

(MARK ONE)

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
  [ X ]                SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1997


   OR

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
  [   ]                           EXCHANGE ACT
                 FOR THE TRANSITION PERIOD FROM ______ TO______




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


                                  614-793-7500
                (Issuer's telephone number, including area code)
Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes    X             No
                                -------       --------

      22,767,856 SHARES OF COMMON STOCK, PAR VALUE $.001 PER SHARE (Number of shares of issuer's common equity outstanding as of the close of business on November 10, 1997)

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                     NEOPROBE CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS


                                                                             DECEMBER 31,             SEPTEMBER 30,
                                                                                 1996                      1997
                                                                         --------------------      --------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                   $   30,168,412          $     18,303,378
  Available-for-sale securities                                                   19,748,819                12,120,125
  Accounts receivable                                                              1,240,474                 1,084,728
  Inventory                                                                          216,272                   306,156
  Prepaid expenses and other current assets                                        2,289,546                 2,412,399
                                                                              --------------          ----------------

      Total current assets                                                        53,663,523                34,226,786
                                                                              --------------          ----------------
  Note receivable                                                                  1,500,000                 1,500,000
  Property and equipment at cost:
    Equipment, net of accumulated depreciation                                     4,916,650                 6,469,983
    Construction in progress                                                       1,531,711                 3,579,930
                                                                              --------------          ----------------
                                                                                   6,448,361                10,049,913

  Intangible assets, net of accumulated amortization                               2,130,335                 2,242,684
  Other assets                                                                       130,949                   137,340
                                                                              --------------          ----------------

      Total assets                                                            $   63,873,168          $     48,156,723
                                                                              ==============          ================





   The accompanying notes are an integral part of the consolidated financial statements.

                     NEOPROBE CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                          CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31,             SEPTEMBER 30,
                                                                                1996                     1997
                                                                         ------------------       -------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $  2,404,655              $  1,978,527
  Accrued expenses                                                               2,951,430                 3,616,496
  Deferred revenue                                                               2,000,000                 2,000,000
  Notes payable to finance company                                                 155,091                         0
  Capital lease obligation, current                                                 76,161                    97,265
                                                                              ------------              ------------

      Total current liabilities                                                  7,587,337                 7,692,288
                                                                              ------------              ------------
Long term debt                                                                   1,000,687                 1,709,522
Capital lease obligation                                                             8,096                   248,119
                                                                              ------------              ------------

      Total liabilities                                                          8,596,120                 9,649,929
                                                                              ------------              ------------
Commitments and contingencies
Stockholders' equity:
  Preferred Stock; $.001 par value; 5,000,000 shares
    authorized at December 31, 1996 and September 30,
    1997; none outstanding (500,000 shares
    designated as Series A, $.001 par value, at
    September 30, 1997; none outstanding)
Common stock; $.001 par value; 50,000,000 shares
   authorized; 22,586,527 and 22,766,856 shares issued
   and outstanding at December 31, 1996 and
   September 30, 1997, respectively                                                 22,587                    22,767
Additional paid in capital                                                     119,293,862               120,044,061
Deficit accumulated during development stage                                   (64,116,003)              (81,489,912)
Unrealized gain on available-for-sale securities                                   (29,859)                  (14,646)
Cumulative foreign currency translation adjustment                                 106,461                   (55,476)
                                                                            --------------            --------------

      Total stockholders' equity                                                55,277,048                38,506,794
                                                                            --------------            --------------

Total liabilities and stockholders' equity                                  $   63,873,168            $   48,156,723
                                                                            ==============            ==============





   The accompanying notes are an integral part of the consolidated financial statements.

                     NEOPROBE CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                    NOVEMBER 16,
                                                                                                                       1983
                                               THREE MONTHS ENDED                 NINE MONTHS ENDED                (INCEPTION)
                                                 SEPTEMBER 30,                      SEPTEMBER 30,                TO SEPTEMBER 30,
                                     -----------------------------------   ---------------------------------     ---------------
                                            1996              1997               1996              1997               1997
                                     ---------------     ---------------   ----------------   --------------     ---------------
Net sales                              $   232,269        $ 1,274,786      $    588,085       $  3,451,631          7,510,628
Cost of goods sold                         102,039            295,514           332,013            988,423          3,116,720
                                       -----------        -----------      ------------       ------------       ------------

      Gross profit                         130,230            979,272           256,072          2,463,208          4,393,908
                                       -----------        -----------      ------------       ------------       ------------


Operating expenses:
  Research and development               4,595,523          4,149,621        10,921,903         13,334,609         58,233,943
  Marketing and selling                    416,488            977,961           760,582          2,790,308          4,246,896
  General and administrative             1,960,155          1,543,060         4,377,540          5,170,029         29,471,362
                                       -----------        -----------      ------------       ------------       ------------

      Total operating expenses           6,972,166          6,670,642        16,060,025         21,294,946         91,952,201
                                       -----------        -----------      ------------       ------------       ------------

Loss from operations                    (6,841,936)        (5,691,370)      (15,803,953)       (18,831,738)       (87,558,293)
                                       -----------        -----------      ------------       ------------       ------------

Other income (expense):
  Interest income                          658,797            338,072         1,462,120          1,545,737          5,311,122
  Interest expense                         (26,644)            (4,959)          (47,931)           (14,807)          (520,847)
  Other                                    (17,282)           (54,519)          213,882            (73,101)         1,278,106
                                       -----------        -----------      ------------       ------------       ------------
      Total other income                   614,871            278,594         1,628,071          1,457,829          6,068,381
                                       -----------        -----------      ------------       ------------       ------------


Net loss                               $(6,227,065)       $(5,412,776)     $(14,175,882)      $(17,373,909)      $(81,489,912)
                                       ===========        ===========      ============       ============       ============


Net loss per share of common stock     $     (0.31)       $     (0.24)     $      (0.74)      $      (0.76)
                                       ===========        ===========      ============       ============
Shares used in computing
   net loss per share                   20,052,371         22,766,834        19,073,230         22,723,007
                                       ===========        ===========      ============       ============





   The accompanying notes are an integral part of the consolidated financial statements.

                     NEOPROBE CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                               NOVEMBER 16,
                                                                                                                   1983
                                                                            NINE MONTHS ENDED                  (INCEPTION)
                                                                              SEPTEMBER 30,                  TO SEPTEMBER 30,
                                                                        1996                 1997                   1997
                                                                 ------------------   -------------------   -------------------
Net cash used in operating activities                                $ (9,311,480)        $(16,496,677)        $ (71,157,792)

Cash flows from investing activities:
  Purchases of available-for-sale securities                          (41,872,229)          (9,915,474)         (104,588,890)
  Proceeds from sales of available-for-sale securities                 27,559,047            1,828,927            47,818,579
  Maturities of available-for-sale securities                           6,982,000           15,739,201            44,703,943
  Purchase of property and equipment                                   (2,168,361)          (4,090,456)          (10,609,373)
  Other                                                                   (62,872)            (127,815)             (966,974)
                                                                     ------------         ------------         -------------

      Net cash (used in) provided by investing activities              (9,562,415)           3,434,383           (23,642,715)
                                                                     ------------         ------------         -------------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net                          35,250,767              750,381           102,569,302
  Proceeds from bank loan                                               1,012,915              708,835             1,709,522
  Other                                                                  (316,357)            (250,797)            8,848,172
                                                                     ------------         ------------         -------------

      Net cash provided by financing activities                        35,947,325            1,208,419           113,126,996
                                                                     ------------         ------------         -------------

Effect of exchange rate changes on cash                                   (11,538)             (11,159)              (23,111)
                                                                     ------------         ------------         -------------


    Net increase (decrease) in cash and cash equivalents               17,061,892          (11,865,034)           18,303,378

Cash and cash equivalents at beginning of period                       10,032,973           30,168,412                     0
                                                                     ------------         ------------         -------------

    Cash and cash equivalents at end of period                       $ 27,094,865         $ 18,303,378         $  18,303,378
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

                     NEOPROBE CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The information presented for September 30, 1996 and 1997, and for the periods then ended is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) which the management of Neoprobe Corporation (the "Company") believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results for the interim period are not necessarily indicative of results to be expected for the year. The financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, which were included as part of the Company's Annual Report on Form 10-KSB/A (file no. 0-26520). Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

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

2.       INVENTORY

         The components of inventory are as follows

                                           DECEMBER 31,       SEPTEMBER 30,
                                              1996                1997
                                              ----                ----
         Materials and component parts       $ 51,264          $111,978
         Work-in-process                       94,389            73,122
         Finished goods                        70,619           121,056
                                             --------          --------
                                             $216,272          $306,156
                                             ========          ========

3.       LONG-TERM DEBT

         Neoprobe (Israel) Ltd. ("Neoprobe (Israel)"), a subsidiary of the Company, is in the process of constructing a radiolabeling facility near Dimona, Israel, for use in future operations of the Company. Construction of the facility is being partially financed under an investment program approved by the state of Israel's Finance

         Committee (the "Committee"). During the third quarter of 1997, the Company was notified that the Committee had approved a $5.2 million increase in the approved investment, bringing the total approved investment to $9.9 million. Under the approved program, Neoprobe (Israel) is entitled to government grants and government loan guarantees equal to a percentage of the total loan taken for the construction and operation of the facility. Amounts received under the agreement are collateralized by certain property obtained through the use of proceeds received. As of September 30, 1997, Neoprobe (Israel) has received $1.7 million and $690,000 in the form of loans and grants, respectively.

4.       STOCK OPTIONS

         In February 1997, the Board granted options to certain directors, officers, and employees of the Company under the Neoprobe Corporation Incentive Stock Option and Restricted Stock Purchase Plan (the "Plan") for 325,200 shares of common stock, exercisable at $13.38 per share, vesting over a period of three years. Currently, the Company has 2.2 million options outstanding under two stock option plans, and 1.3 million options have vested as of September 30, 1997.

5.       AGREEMENTS

         In September 1996, the Company executed a License and Distributorship Agreement ("Agreement") with the United States Surgical Corporation ("USSC"). Effective October 17, 1997, the Company and USSC agreed to terminate the Agreement, as amended. In connection with the termination, the Company agreed to pay USSC net commissions on orders received prior to the effective date of the termination and to continue to warranty and service devices sold under the terms of the Agreement. The parties agreed that as of the effective date of the termination, the total financial obligation owed to USSC by the Company was approximately $74,000. The parties have also agreed to discharge and release each other from all remaining claims, demands, and obligations relating to the Agreement, including license fees.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through private and public offerings of its equity securities, from which it has raised gross proceeds of $120 million. The Company has devoted substantially all of its efforts and resources to research and clinical development of innovative systems for the intraoperative diagnosis and treatment of cancers. The RIGS system integrates radiolabeled targeting agents and a radiation detection instrument. The Company must obtain regulatory approval to market its products before commercial revenue can be generated. During 1996, the Company submitted to the European regulatory agencies and to the FDA applications to request permits to begin marketing and selling the Company's RIGS products for the detection of metastatic colorectal cancer.

During the fourth quarter of 1996, the Company received notification from its Korean marketing partner that it had received an approved license to distribute RIGScan CR49 in South Korea.

The Company is studying the safety and efficacy of RIGS products for the detection of other solid tumor cancer types, and the safety and efficacy of certain cancer therapy products (RIGS/ACT) based on its activated cellular therapy technology. In addition, the Company has funded an initial Phase I study using technology owned by Cira Technologies, Inc. ("Cira"). The purpose of the study is to determine the safety and feasibility of using activated cellular therapy to help boost the immune system of patients with HIV/AIDS. Patient enrollment for this study was completed during the first quarter of 1997. The Company has an option to acquire an exclusive global license for the application of Cira's technology to HIV/AIDS and certain other viral diseases. The Company also began funding a similar study in a related viral field during the third quarter of 1997. There can be no assurance that the Company's products will be approved for marketing by the FDA or any foreign government agency, or that any such products will be successfully introduced or achieve market acceptance.

For the period from inception to September 30, 1997, the Company has incurred cumulative net losses of $81.5 million. Currently, the Company has approval for commercial sale of a RIGS product in Korea, and has filed its request for a marketing permit in the U.S. and Europe for the detection of metastatic colorectal cancer. The Company has incurred, and will continue to incur, substantial expenditures for research and development activities related to bringing its products to the commercial market. The Company intends to devote significant additional funds to clinical testing, manufacturing validation, and other activities required for regulatory review and commercialization of RIGS products. The amount of funds and length of time required to complete such testing will depend upon the outcome of regulatory reviews. The regulatory bodies may require more testing than is anticipated by the Company. There can be no assurance that the Company's RIGS products will be approved for marketing by the FDA or any foreign government agency, or that any such products will be successfully introduced or achieve market acceptance.

As of September 30, 1997, the Company has cash, cash equivalents, and available-for-sale securities of $30.4 million. In April 1996, the Company sold 1,750,000 shares of common stock at a price of $18.50 per share in a secondary offering, and received proceeds net of underwriting discounts of $30.5 million. In November 1992 and December 1993, the Company issued a total of 2,330,000 Class E Redeemable Common Stock Purchase Warrants ("Class E Warrants") which expired on November 12, 1996. During 1996, the Company received proceeds from the exercise of Class E Warrants of $15.0 million. In September 1996, the Company executed a License and Distributorship Agreement ("Agreement") with the United States Surgical Corporation ("USSC"). Upon execution of the Agreement, the Company received a $2 million license payment from USSC. On October 17, 1997, the Company and USSC agreed to terminate the Agreement effective immediately. The parties agreed that upon the effective date of the termination agreement, the total financial obligation owed to USSC by the Company was approximately $74,000. The parties have also agreed to discharge and release each other from all remaining claims, demands, and obligations relating to the Agreement, including license fees.

The Company anticipates that 1997 research and development expenses will continue to increase over 1996 levels and selling, general and administrative expenses will increase significantly over 1996 expenditures. A significant portion of the increased selling, general and administrative expenses will be associated with marketing activities in preparation for the commercial launch of the first RIGS product. In addition, the Company anticipates selling expenses directly associated with selling RIGScan CR49 and Neoprobe radiation detection instruments will increase proportionately with sales, particularly in the second half of 1997. The Company cannot predict when marketing approvals will be received. However, when the Company receives permission from the regulatory authorities to begin marketing its products and begins generating revenue from the sale of its products, additional costs for marketing and distribution will be incurred. During 1997, in addition to product launch activities, the Company will continue to focus on improving manufacturing processes for the production of RIGS products and developing other RIGScan products. The Company also anticipates opening clinical trials for additional applications of RIGScan CR49. During the first three quarters of 1997, the Company has expended $16.5 million to finance operating activities. The Company currently anticipates that a total of $22.0 million in cash will be used to finance operating activities during 1997. The Company has executed various agreements with third parties that supplement the technical and business capabilities of the Company. The Company is generally obligated to such parties to pay royalties or commissions upon commercial sale of the related product. The Company's estimate of its allocation of cash resources is based on the current state of its business operations, its business plan, and current industry and economic conditions, and is subject to revisions due to a variety of factors including without limitation, additional expenses related to marketing and distribution, regulatory licensing and research and development, and to reallocation among categories and to new categories. The Company may need to supplement its funding sources from time to time.

Neoprobe Europe AB ("Neoprobe Europe") is a wholly-owned subsidiary of the Company, located in Lund, Sweden, where it operates a manufacturing and purification facility. The Company intends to use the production capability of Neoprobe Europe to prepare the CC49 monoclonal antibody produced by Bio-Intermediair BV for final radiolabeling. The Company advanced Neoprobe Europe funds during the first three quarters of 1997 to cover capital expenditures of $450,000 and operating expenses of $1.0 million. The Company anticipates advancing $500,000 during the fourth quarter of 1997 to cover operating and capital expenditures.

In 1994, the Company formed Neoprobe (Israel) to construct and operate a radiolabeling facility for the Company's targeting agents. The Company owns 95 percent of Neoprobe (Israel), with Rotem Industries Ltd., the private arm of the Israeli atomic energy authority ("Rotem") owning the balance and managing the facility. Construction of a facility is underway near Dimona, Israel and is being financed through an investment program approved by the state of Israel's Finance Committee ("the Committee"). During the third quarter of 1997, the Company was notified that the Committee had approved an increase in the approved investment of $5.2 million, bringing the total approved investment to $9.9 million. Under the approved program, Neoprobe (Israel) is entitled to government grants and government loan guarantees equal to a percentage of the total loan taken for the construction and operation of the facility. Amounts received under the agreement are collateralized by certain property obtained through the use of proceeds received. As of September 30, 1997, Neoprobe (Israel) had received $1.7 million and $690,000 in the form of loans and grants, respectively. On August 10, 1995, the Company and Neoprobe (Israel) raised $1.1 million for Neoprobe (Israel) through the issuance of convertible debentures. During 1996, all of these convertible debentures were converted into 200,000 shares of Common Stock of Neoprobe Corporation. Costs associated with construction of the facility and operations at Neoprobe (Israel) during 1997 have been financed primarily through funds advanced by the Company and with government grants and loans guaranteed by the Israeli government. During the first three quarters of 1997, Neoprobe (Israel) expended $3.3 million on capital expenses and $600,000 on operating activities. The Company anticipates Neoprobe (Israel) will have $1.9 million of capital expenditures and $120,000 of operating expenditures during the fourth quarter of 1997.

At December 31, 1996, the Company had net operating loss carryforwards of $55.6 million to offset future taxable income through 2011. Additionally, the Company has tax credit carryforwards of $1.9 million available to reduce future income tax liability through 2011. Under Section 382 of the Internal Revenue Code of 1986, as amended, use of prior net operating loss carryforwards is limited after an ownership change. As a result of ownership changes which occurred in March 1989 and in September 1994, the Company's net operating tax loss carryforwards and tax credit carryforwards are subject to the limitations described by Section 382.

RESULTS OF OPERATIONS

Since inception, the Company has dedicated substantially all of its resources to research and development of its RIGS system for the interoperative diagnosis and treatment of cancer. Until the appropriate regulatory approvals are received, the Company is limited in its ability to generate revenue. Although the Company's Neoprobe 1000 and Neoprobe 1500 systems have received regulatory clearance, the Company does not anticipate generating positive cash flow from sales of the Neoprobe 1000 or 1500 systems alone. During the first three quarters of 1997, the Company generated sales of

Neoprobe 1000 systems of $3.3 million. Sales of the Neoprobe 1500 are expected to start during the fourth quarter of 1997.

Since acquiring Neoprobe Europe in December 1993 for the purpose of manufacturing RIGScan products, Neoprobe Europe has continued to generate revenue from the sale of its serology products. Neoprobe Europe generated sales of serology products of $130,000 during the first three quarters of 1997. The Company currently plans to sell Neoprobe Europe's serology business and develop production capacity at Neoprobe Europe for future RIGScan products. As a result, the Company anticipates that revenue generated from sale of serology products will continue to decline in 1997 and subsequent periods.

Three months ended September 30, 1997 and 1996. Total net sales for the three months ended September 30, 1997 were $1.3 million, compared to net sales of $232,000 during the same period in 1996. The increase is attributed to the increased level of sales of the Neoprobe 1000 Portable Radioisotope Detector system during the third quarter of 1997. Net sales during the third quarters of both years related primarily to sales of the Neoprobe 1000; however, net sales included sales for the third quarter of 1996 of $76,000 related to sales of serology products by Neoprobe Europe. Interest income for the three months ended September 30, 1997 was $338,000 compared to $659,000 for the same period in 1996. The decrease was due to a lower average level of invested funds during the third quarter of 1997 than the third quarter of 1996.

Research and development expenses decreased to $4.1 million for the third quarter of 1997 from $4.6 million for the same period in 1996. Contributing to the net decrease in expenses between years was $781,000 of non-cash compensation related to the vesting of stock options recorded in the third quarter of 1996 while 1997 included no such similar expenses. Clinical trials expenses also decreased from 1996 but were offset by increases in instrument design development costs and wage and contracted service costs related to the Company's therapy business.

Marketing and selling expenses increased to $978,000 during the third quarter of 1997 from $416,000 for the same period in 1996. The increase was a result of commissions earned by the Company's marketing partner associated with sales of the Neoprobe 1000 system, additional staff, and RIGScan CR49 pre-launch activities.

General and administrative expenses decreased to $1.5 million during the third quarter of 1997 from $2.0 million during the same period of 1996. The decrease was related to $781,000 of non-cash compensation related to the vesting of stock options recorded in the third quarter of 1996 while 1997 included no such similar expenses. This decrease was offset by the hiring of additional staff, and increased costs for rent, equipment leases, and taxes.

Nine months ended September 30, 1997 and 1996. Total net sales for the nine months ended September 30, 1997 were $3.5 million, compared to net sales of $588,000 for the same period in 1996. The increase is due to the increased level of sales of the Neoprobe 1000 system during the first three quarters of 1997. Net sales during the first three quarters of 1997 and 1996 related primarily to the sale of the Neoprobe 1000; however, sales during the first three quarters of 1997 and 1996 included sales of serology products by Neoprobe Europe of $130,000 and $368,000, respectively. Interest income was $1.5 million for the nine months ended September 30, 1997 and 1996 due to a similar average level of invested funds during the related periods in 1997 and 1996.

Research and development expenses increased to $13.3 million in the first three quarters of 1997 from $10.9 million in the first three quarters of 1996. The expenses increased as a result of additional contracted services and wages and benefits. Contracted services increased primarily from instrument design development efforts, as well as ongoing process and validation efforts related to the commercialization of RIGScan CR49. Wages and benefits reflected a net increase due to compensation related to new personnel which was partially offset by a decrease in non-cash compensation related to the vesting of stock options. Clinical trial expenses have decreased over the prior year as clinical activity related to RIGScan CR49 has declined following application to regulatory bodies for marketing approval.

Marketing and selling expenses increased to $2.8 million in the first three quarters of 1997 from $761,000 during the first three quarters of 1996. The increase was primarily a result of commissions earned by the Company's marketing partner from sales of the Neoprobe 1000 system, additional staff, and RIGScan CR49 pre-launch activities.

General and administrative expenses increased to $5.2 million in the first three quarters of 1997 from $4.4 million during the same period in 1996. The increase was a result of hiring additional staff, and increased costs for rent, equipment leases and taxes.


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

Computation of Net Loss Per Share.

27.        FINANCIAL DATA SCHEDULE

Exhibit 27.1

Financial Data Schedule (submitted electronically for SEC information only).

(b)        REPORTS ON FORM 8-K

No report on Form 8-K was filed by the Registrant during the fiscal quarter ended September 30, 1997.

                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 NEOPROBE CORPORATION
                                 (the "Registrant")

Dated: November 13, 1997
                                 By:  /s/ David C. Bupp
                                      __________________________________________
                                      David C. Bupp
                                      President
                                      (duly authorized officer)



                                 By:  /s/ John Schroepfer
                                      __________________________________________
                                      John Schroepfer
                                      Vice President, Finance and Administration
                                      (duly authorized officer and principal
                                      financial officer)

--------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                              --------------------

                              NEOPROBE CORPORATION

                              --------------------



                           FORM 10-Q QUARTERLY REPORT


                         FOR THE FISCAL QUARTER ENDED:
                               SEPTEMBER 30, 1997



                              --------------------

                                    EXHIBITS

                              --------------------



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