Form 10-K
period 1997-12-31
NEOPROBE CORP
filed 1998-03-31
CIK 810509

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           __________________________
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For  the fiscal year ended:  December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the transition period from _________________ to _______________.

                        Commission file number: 0-26520

                                        NEOPROBE CORPORATION
                       ------------------------------------------------------
                       (Exact Name of Registrant as Specified in Its Charter)
                           DELAWARE                                          31-1080091
--------------------------------------------------------------  ------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)  (I.R.S. Employer Identification No.)
        425 Metro Place North, Suite 300, Dublin, Ohio                       43017-1367
--------------------------------------------------------------  ------------------------------------
           (Address of Principal Executive Offices)                          (Zip Code)

Registrant's telephone number, including area code:  (614) 793-7500

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


            Common Stock, par value $.001 per share
----------------------------------------------------------------
                        (Title of Class)
Rights to Purchase Series A Junior Participating Preferred Stock
----------------------------------------------------------------
                        (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant on February 28, 1998 was $104,359,314.

The number of shares of Common Stock outstanding on February 28, 1998 was 22,799,555.

The following documents have been incorporated by reference into this Form
10-K:


Document                                  Part of Form 10-K
--------                                  -----------------
Registrant's Proxy Statement for its
1998 Annual Meeting of Stockholders       Part III

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Neoprobe Corporation, a Delaware corporation ("Neoprobe" or the "Company"), was incorporated in the State of Ohio in 1983 and reincorporated in the State of Delaware in 1988. The Company's executive offices are located at 425 Metro Place North, Dublin, Ohio 43017-1367. The telephone number at that address is
(614) 793-7500.

Since inception, the Company has devoted substantially all of its efforts and resources to research and clinical development of its proprietary RIGS(R) technology (radioimmunoguided surgery). Since 1992, the Company has completed a series of clinical trials for its lead product, RIGScan(R) CR49 (125I-CC49 monoclonal antibody), for the surgical detection of metastatic colorectal cancer. During 1996, the Company submitted applications to European and U.S. regulatory agencies requesting permits to begin marketing the Company's RIGS products for the detection of metastatic colorectal cancer. Late in the fourth quarter of 1997, the Company received requests for further information from United States and European regulatory agencies following review of its application. Consequently, during the first quarter of 1998, the Company implemented a business plan to reduce operating expenses and focus on three main business objectives: commercializing its RIGScan CR49 diagnostic product for the surgical detection of metastatic colorectal cancer, increasing the Company's market position in device sales for intraoperative lymphatic mapping and other gamma guided surgery applications, and developing activated cellular therapy products for cancer and viral diseases. The Company reduced its domestic staff by approximately 20%, reducing its annual compensation expense by approximately $1.6 million, and postponed research projects for earlier stage RIGS diagnostic products which were expected to be carried out in 1998.

The RIGS Technology

Neoprobe has developed the first patented, intraoperative diagnostic tool that enables real-time cancer detection for most solid-tumor cancers. The Company believes that its proprietary RIGS technology enhances the surgeon's ability to locate more precisely and excise more completely occult (hidden) tumors. The RIGS system combines a patented hand-held radiation (gamma ray) detection probe, radiolabeled cancer targeting agents, called RIGScan products, and a patented surgical method for identifying and locating cancerous tissue. The Company's proprietary targeting agents are monoclonal antibodies or peptides, labeled with a radioactive isotope that emits low energy gamma rays. Before surgery, a cancer patient is injected with one of the RIGScan targeting agents which circulates throughout the patient's body and binds specifically to cancer cell antigens or receptors. Concentrations of the targeting agent in even very small areas of tissues are then located during surgery by Neoprobe's gamma-detecting instrument, which emits an audible tone to direct the surgeon to targeted tissue.

Current cancer detection techniques do not always identify all tumors present. Existing presurgical imaging techniques often do not allow the surgeon to distinguish clearly between cancerous and other abnormal tissue. For most solid-tumor cancers, current intraoperative detection is limited to what the surgeon can see and feel. The limitations of these techniques can result in small or occult tumors being left undetected. The Company believes that the RIGS system provides precise tumor detection information to the surgeon during the course of surgery that can lead to improved diagnosis and staging of cancer patients and, as a result, improved surgical outcomes.

Since 1992, more than 700 patients have participated in several phases of clinical trials for surgical detection of primary and metastatic colorectal cancer using the Company's lead product, RIGScan CR49. During 1995, the Company completed a pivotal Phase III clinical trial with RIGScan CR49 for patients with metastatic colorectal cancer. During 1996, the Company submitted applications to the European and U.S. regulatory agencies to request permits to begin marketing the Company's RIGS products for the detection of metastatic colorectal cancer. In November 1997, the Company withdrew its application from the European Agency for the Evaluation of Medicinal Products ("EMEA") as a result of additional requests for information from the European Committee for
Proprietary Medicinal Products ("CPMP").   In addition, in December 1997, the
Center for Biologics Evaluation and Research ("CBER") of the United States Food and Drug Administration ("FDA") completed its review of the Company's Biologics License Application ("BLA") and determined that additional information must be provided before it can further consider the marketing approval of the Company's product. The Company currently intends to submit an amendment to the BLA and resubmit the European dossier with additional information as soon as possible.

In addition, the Company has completed testing in a separate 287-patient, multicenter pivotal Phase III clinical trial for the surgical detection of primary colorectal cancer. Neoprobe may incorporate data from this trial in its resubmission to the EMEA and may file an amendment to its BLA with the FDA for this indication. There can be no assurance that the Company's RIGS products will be approved for marketing by the FDA or the EMEA, or that any such products will be successfully introduced or achieve market acceptance. See "Risk Factors -- Government Regulation."

Intraoperative Lymphatic Mapping and Other Gamma Guided Surgery Instrument Applications

During 1997, the Company launched an enhanced gamma detector, the Neoprobe(R) 1500 Portable Radioisotope Detector, in response to an emerging new technique, called intraoperative lymphatic mapping, for treating patients with melanoma, a potentially deadly form of skin cancer. The procedure has been used as a minimally invasive surgical technique for "staging" a patient's disease. Surgeons use lymphatic mapping to help trace the lymphatic patterns in a patient to evaluate the potential tumor drainage and metastases, or spread.
The technique does not detect cancer; it helps surgeons find the first lymph node(s) to which tumor is likely to drain and spread. That node (sometimes referred to as the "sentinel" node) may provide critical information about the stage of a patient's disease.

Intraoperative lymphatic mapping begins with a patient being injected at the site of the main tumor with a commercially available radioactive tracing agent; e.g., filtered sulphur colloid labeled with Technetium-99m, a radioactive element. The agent is intended to follow the same lymphatic flow as the cancer would if it had metastasized. The surgeon may then track the agent's path with the probe, thus following the potential avenues of metastases and identifying lymph nodes to be biopsied for evaluation and determination of cancer spread.

Surgeons are also investigating the technique for patients with breast cancer. Several large multicenter clinical trials began in 1997, including studies sponsored by the U.S. Department of Defense and the National Cancer Institute. Lymphatic mapping has become the standard of care for treating patients with melanoma at many institutions. The Company supports this research through training support, technical expertise and device placement. Surgeons have also found the technique useful in staging patients with vulvar and penile cancers.

The Company will continue to work with thought leaders in the surgical community to set up and support training courses internationally for lymphatic mapping. Courses were held for over 350 surgeons during 1997 at such institutions as M.D. Anderson Cancer Center, the University of Washington , the Netherlands Cancer Institute, the University of Louisville and H. Lee Moffitt Cancer Center and Research Institute. Additional training centers are expected to open during 1998.

The Company is currently selling the Neoprobe 1500 instrument for lymphatic mapping and other gamma guided surgery applications and expanding its line of instruments to provide a variety of gamma-detecting probes for specialized uses. The growing use of the lymphatic mapping technique by surgeons has helped generate revenue for the Company of approximately $5 million during 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In addition to lymphatic mapping, surgeons are using Neoprobe's device for other gamma guided surgery applications such as locating enlarged cancerous parathyroid gland; for intraoperative localization of osteoid osteomas, small painful bone lesions and in surgical biopsy of suspected spread of cancer to the bone (osseous metastases).

ACTIVATED CELLULAR THERAPY FOR CANCER AND VIRAL DISEASE

The third key focus of Neoprobe's current business activity is in developing activated cellular ("ACT") for applications in cancer and viral disease. Neoprobe's method for treating colorectal cancer with RIGS/ACT(TM) (RIGS technology based activated cellular therapy) was discovered in the course of clinical trials for its RIGScan CR49 diagnostic products. It is an experimental form of cellular therapy that attempts to stimulate the patient's own immune system to fight the cancer. While conducting RIGS clinical trials, Neoprobe's researchers found that lymph nodes identified as positive by the RIGS system contained an unusual abundance of cancer-fighting helper T cells (CD4+ lymphocytes). These helper cells secrete chemical messages that are important in directing the body's immune response to disease. Neoprobe's researchers found that they could locate, remove, and proliferate the helper T lymphocytes in the laboratory very quickly and in large numbers. Within 10 to 14 days, more than 1 billion lymphocytes can be infused into the patient with apparently limited, mild side effects. The Company believes that except for detection by the RIGS system, there is currently no other way to find these special lymph nodes. In Company-sponsored tests, Random RIGS-negative lymph nodes were subjected to the same process but did not show the same ability to stimulate an immune response to the cancer.

In 1997, Neoprobe opened its first corporate Investigational New Drug Application ("IND") for multicenter trials using RIGS/ACT in metastatic colorectal cancer patients. These trials are based on results of an earlier Phase I/II single-site study at The Ohio State University showing that the therapy is feasible, appears to be safe and shows biologic activity against tumor. Also, cell processing for the therapy appears to be faster and simpler than processes for other cell therapy products. One study under the new IND is a Phase I/II multicenter trial to investigate the use of RIGS/ACT in patients with recurrent but resectable colorectal cancer. Another clinical trial under the IND is a Phase II multicenter trial using RIGS/ACT with chemotherapy in patients with unresectable recurrent colorectal cancer.

The Company has applied the same idea of using helper T cells from lymph nodes to provide activated cellular therapy to stimulate the immune system of HIV/AIDS patients. Based on promising results of a study of the technique in cats with feline leukemia, a disease caused by a virus that is similar to human HIV/AIDS, Neoprobe completed a pilot study at The Ohio State University with HIV/AIDS patients. Physicians removed enlarged lymph nodes in outpatient surgery, used the same cell processing for the helper T cells as for the RIGS/ACT cancer patients, and reinfused the HIV/AIDS patients' own, now activated and greatly expanded immune cells. Results of the pilot trial, to be published in 1998, led to the opening of a Phase I trial in early 1998 at the Miami VA Medical Center in Florida. The trial will test ACT in HIV/AIDS patients who also have chronic active hepatitis B or C. It is the first of a series of small studies in precisely targeted HIV/AIDS patient populations.
ACT used in HIV/AIDS patients, rather than using the RIGS system for identifying lymph nodes, uses palpable, or enlarged, lymph nodes that physicians can feel from outside the body. There can be no assurance that any of the Company's products in development will be successfully developed, tested or licensed or that any such products will gain market acceptance. See "Risk Factors - Government Regulation."

Product Development Strategy

Neoprobe's development strategy is to commercialize products based upon technologies that are patented or exclusively licensed by the Company for diagnosis and treatment of patients with cancer. Neoprobe will also seek to out-license a range of products based upon technologies that are patented or exclusively licensed by the Company for treatment of patients with HIV/AIDS and other viral diseases. All of Neoprobe's products in development stem directly or indirectly from scientific studies with the Company's core RIGS surgical diagnostic technology, which consists of cancer-specific targeting agents used with the Company's hand-held gamma-detection device. Potential revenues from these diagnostic products will come from sales of Neoprobe's devices and sales of single patient doses of the injectable targeting agent. In addition, the Company's gamma-detecting devices have been enhanced for use with commercially available radiopharmaceuticals for intraoperative lymphatic mapping and other
gamma-guided surgery applications.    The Company is further developing its
flagship RIGScan CR49 product to provide activated cellular therapy (ACT) to treat colorectal cancer patients who may not be able to benefit from surgery alone. Potential revenues from therapy products may come from sales of devices, patient doses of the targeting agent, and proprietary cell processing services. And finally, Neoprobe is developing its ACT process as a therapy for HIV/AIDS patients, with potential revenues coming from proprietary cell processing services.

RIGS System Targeting Agents. The drug component of each RIGS diagnostic surgical product, called RIGScan products, is a cancer-specific monoclonal antibody, antibody fragment, or peptide. Antibodies and antibody fragments are proteins that can recognize and selectively attach to specific substances in the body, called antigens. Each type of antibody recognizes and binds specifically to a single type of antigen. The role of natural antibodies in the body's immune system is to detect and defend the body from foreign substances. Monoclonal antibodies ("MAbs") are antibodies produced in the laboratory by cells that are genetically identical and, therefore, yield the same product. MAbs have identical specificity for a single portion of the targeted antigen molecule, such as one associated with cancer cells. Peptides, which are much smaller molecules than monoclonal antibodies, may also be used as targeting agents. A peptide is a compound which is derived from a protein molecule which recognizes and binds specifically to certain sites, called receptors, on the surface of certain cells. The targeting agents used by Neoprobe are the proprietary products of others and have been exclusively licensed by Neoprobe for use with the RIGS technology. See "Risk Factors -- No Assurance of Continued Rights to Targeting Agents; Royalty Payments."

Neoprobe has global rights to various antibodies and peptides that target cancer exclusively for use with the RIGS technology. These targeting agents include the anti-tumor-associated glycoprotein ("TAG") monoclonal antibodies that were developed by the National Cancer Institute of the National Institutes of Health ("NCI/NIH"). The TAG antibodies target a broad range of cancer types, including colorectal, ovarian, lung, and pancreatic cancers. From that class of antibodies, Neoprobe has selected the whole murine antibody CC49 for its first product for colorectal cancer.

Attaching a radioisotope to a targeting agent produces a radiolabeled targeting agent which is potentially useful for cancer detection. The gamma radiation emanating from the radioisotope is detected by the Company's hand-held instrument. Based on laboratory and clinical studies, Neoprobe has determined that the preferred radiolabel for RIGS targeting agents is the radioactive isotope iodine-125 (125I). This isotope emits low-energy radiation that the Company believes is most effective for intraoperative tumor detection with a hand-held probe. The low-energy radiation of 125I permits the surgeon to identify the cancerous tissue with a level of precision not possible with higher energy isotopes. In order to use 125I effectively, thyroid-blocking medication is administered to block absorption of the radioactive iodine by the patient's thyroid gland.

The RIGS technology has been used in over 1,600 surgeries during clinical research in more than 60 medical institutions and cancer centers worldwide. The majority of the clinical research supports the Company's work with RIGScan CR49 for colorectal cancer, and Neoprobe's current focus is on completing commercialization of this product. During 1997, Neoprobe provided surgeons with access to the product under emergency and compassionate use protocols and developed a protocol for a multicenter feasibility study using the product for adenocarcinoma cancers found in other regions of the body besides the colon and rectum. These cancers, including stomach, ovarian, pancreatic and endometrial cancers, represent potential opportunities for future line extension use of RIGScan CR49.

Neoprobe also tests other targeting agents for use with the RIGS system for surgical detection of other types of cancer because the Company believes that the technology is ultimately applicable to all solid tumors (i.e., those that do not originate in blood or the lymph system). However, clinical programs for other RIGS surgical diagnostic products are on temporary hold until the RIGScan CR49 program is complete and the product is on the market.

Early clinical testing has been completed for breast, ovarian and neuroendocrine/neuroblastoma cancers. For breast cancer, Neoprobe has completed early trials with two TAG antibodies, B72.3 and CC49; a peptide "lanreotide" licensed from Biomeasure Incorporated ("Biomeasure"); and NR-LU-10, an antibody fragment licensed from NeoRx Corporation ("NeoRx"). See "-- License and Technology Agreements." For ovarian cancer, the Company has completed a small trial with the CC49 TAG antibody and preclinical studies to prepare for clinical tests with NR-LU-10. For adult neuroendocrine cancer and for neuroblastoma, early trials have been completed with lanreotide. Neoprobe also has long-term plans to develop RIGS diagnostic products for surgical detection of prostate and lung cancers.

The Company believes results of these various studies to date with cancer types other than colorectal cancer demonstrate the potential of the RIGS technology to assist surgeons by providing immediate, additional, otherwise unavailable information during surgery about the extent and location of a patient's cancer. Once RIGScan CR49 receives marketing approval and is launched, testing of these additional RIGS diagnostic products can resume, and Neoprobe will pursue the most promising product candidates tailored for each type of cancer.

Gamma-detecting Instrumentation. Before launching the Neoprobe 1500 instrument in 1997, the first-generation gamma-detecting probe, the Neoprobe 1000 device, was used for RIGScan CR49 pivotal trials and other RIGS product clinical development. The patented Neoprobe 1000 instrument consists of a hand-held gamma-ray-detection probe and a software-driven control unit. The reusable probe is a stainless steel tube with an angled tip for ease of maneuverability. The detection device in the tip of the probe is a highly radiosensitive crystal that relays a signal through a preamplifier to the control unit to produce both a digital readout and an audible signal. The detector element fits in a housing approximately the size of a pocket flashlight. For RIGS applications, the audible signal threshold level is adjusted to eliminate the sound when the probe is over normal tissue. During RIGS surgery, the surgeon uses the probe as a diagnostic tool to evaluate tissue for presence of cancer. The instrument gives an audible signal to indicate the presence of a radiolabeled targeting agent concentrated in tissue. Neoprobe's first-generation instrument received FDA 510(k) clearance for marketing as a gamma-radiation detector in December 1986. A modified Neoprobe 1000 also received FDA 510(k) clearance for marketing in June 1992. A second modification to the Neoprobe 1000 received FDA 510(k) clearance in February 1995.

The enhanced Neoprobe 1500 instrument received a 510(k) clearance for marketing from the FDA in June 1997 and was launched in October 1997. The enhanced instrument has several new and unique features to meet surgeons' needs. It has an added, special sound-guided localization feature which allows the user to customize the device for different surgical procedures, including lymphatic mapping. It is the only device on the market which can detect all commercially available radioisotopes, and it is the only instrument which can also be used with Neoprobe's RIGS technology, once a RIGS product has received marketing approval. As a result of changes in the statutes regulating the Neoprobe 1500 device, the Company will not need to submit 510(k) applications for future modifications to the Neoprobe device.

The Company is pursuing an aggressive instrument development program to improve functionality and ease of use and to create a family of probe components for specialized uses, such as three reusable probe tips which are lightweight, easily sterilized, and used with a disposable handle, and a patented laparoscopic probe for minimally invasive surgical procedures.

Activated Cellular Therapy Products. Neoprobe's clinical development strategy for its activated cellular therapy products in both the oncology and viral disease arenas is to complete earlier stage pilot/Phase I/Phase II trials to establish proof of concept for the products. With sufficient safety, feasibility and preliminary efficacy results from a cost efficient clinical program, Neoprobe plans to engage a corporate development and marketing partner who will support pivotal testing and commercialization of these products.

MARKETING AND DISTRIBUTION

The Company intends to establish a strategic alliance with a partner or partners to market RIGS surgical cancer products and RIGS/ACT products. The Company will pursue alliances which may also provide financial support to research and development efforts for future products. The Company is currently engaged in discussions with medical and/or pharmaceutical companies that have established marketing capabilities in the United States and Europe and in many developing countries. In September 1996, the Company executed a License and Distributorship Agreement with the United States Surgical Corporation ("USSC") giving USSC exclusive worldwide sales and marketing rights (excluding Korea and certain other Pacific Rim countries) for the Company's RIGS surgical cancer detection products. Effective October 17, 1997, the Company and USSC mutually agreed to terminate the agreement, as amended. There can be no assurance that the Company will be able to enter into marketing agreements on terms favorable to the Company. See "Risk Factors -- Limited Marketing Experience." Beginning in 1996, the Company began building its internal marketing capability and expertise in the field of lymphatic mapping in order to fully capitalize on the growing gamma-guided surgery market. The Company anticipates using its internal marketing expertise to provide training and technical support to a partner to hasten the partners impact.

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

Neoprobe's success will depend upon wide acceptance of the RIGS technology as a cancer diagnostic and treatment technology. Neoprobe must educate the medical community on the utility and proper use of the RIGS technology. Neoprobe's medical and scientific researchers have been educating the medical community about the RIGS system through trade shows, symposia, articles and scientific abstracts published in select medical journals, and other activities. Neoprobe intends to continue these activities prior to commercialization of the first RIGS product, with the goal of becoming the leader in the development and commercialization of intraoperative diagnostic products to assist surgeons in the treatment of solid-tumor cancers. Although Neoprobe will seek to establish the RIGS method as standard surgical procedure for treatment of solid-tumor cancers, there can be no assurance that Neoprobe's proposed products will achieve market acceptance. See "Risk Factors -- Dependence upon Principal Product Line; Uncertainty of Market Acceptance."

In August 1995, the Company signed a Strategic Marketing Agreement with Damon Pharm. Ltd. ("Damon") granting exclusive marketing and distribution rights in Korea for RIGScan products. Under the agreement, Damon is responsible for conducting clinical trials using RIGScan products, and submitting regulatory applications for marketing the products in Korea. The Company, in turn, provides RIGS products at agreed upon transfer prices and receives a royalty on all sales of products. Damon purchased 154,575 shares of Common Stock from the Company at market-related prices. Damon also paid an option fee to the Company in October 1995 for an option to market RIGScan products in certain southeast Asian countries. During 1996, Damon exercised the option and paid the additional license fee for marketing rights in the countries of Taiwan, Thailand and Singapore.
The agreement may not be terminated except for a material breach by either party. In February 1996, Damon obtained regulatory approval for RIGScan CR49 in South Korea.

In 1995, Neoprobe entered into distribution service agreements with Syncor International Corporation ("Syncor") and MDS Nordion S.A. ("Nordion-Europe"). Syncor will provide distribution services for RIGScan products in North America and certain Asian markets. The distribution services include delivery of RIGScan products to nuclear pharmacies in the aforementioned territories. In addition, Syncor has agreed to assist in the marketing of RIGScan products to nuclear medicine departments and in the training of nuclear medicine physicians in the use of RIGScan products. The agreement with Nordion-Europe covers similar distribution services for RIGScan products in Europe, Africa, and the Middle East. In addition, Nordion-Europe has agreed to handle final release testing of RIGScan products in accordance with European regulatory guidelines and to provide customer billing services for RIGScan products at Neoprobe's request. Both Syncor and Nordion-Europe will be paid fees based upon the number of doses of RIGScan which are delivered to hospitals in their respective distribution territories. The Company believes that the service agreements with Syncor and Nordion-Europe position Neoprobe to deliver RIGScan products to hospitals through established radiopharmaceutical channels.

MANUFACTURING

Manufacture of Targeting Agents. In March 1995, Neoprobe entered into a manufacturing and supply agreement with Gist-brocades Bio-Intermediair B.V., a Dutch corporation ("Bio-Intermediair"), for the production of monoclonal antibodies to use in conjunction with Neoprobe's RIGS technology. Under this contract, Bio-Intermediair manufactures CC49 MAb for the Company in compliance with Good Manufacturing Practices ("GMP"). The term of the agreement is three years after regulatory approval to market a CC49 based product in the United States or Europe and may be automatically extended for one year on each anniversary of the agreement. The agreement may be terminated by Neoprobe or by Bio-Intermediair upon specified notice or on a material default.

Bio-Intermediair is a provider of GMP manufacturing services, specializing in pilot to large scale cell culture and production of biopharmaceuticals. Bio-Intermediair has been inspected by the Dutch regulatory agency and found to be in full compliance with European GMP, satisfying member requirements of the Pharmaceutical Inspection Convention. This same agency certified Bio-Intermediair and its facility to produce monoclonal antibodies, and other biological products for human clinical applications. This certification is accepted by the member countries of the Pharmaceutical Inspection Convention, including most of the European countries and Australia. The FDA has also conducted a pre-approval inspection in November 1997 in connection with the RIGScan BLA filing. Neoprobe has been provided with a list of the observations and has determined that there are no substantive barriers to approval of the facility.

Neoprobe Europe AB, ("Neoprobe Europe") formerly called NEWMonoCarb AB, is located in Lund, Sweden, and leases a facility there for the production and purification of monoclonal antibodies. A small state-of-the-art filling facility has been installed at Neoprobe Europe to fill vials for subsequent radiolabeling. During 1997, Neoprobe Europe's filling operation was inspected by the Swedish regulatory authorities and received a five year operating certificate. This certification permits Neoprobe Europe to conduct small-scale filling operations for CC49 on a commercial basis. In November 1997, the FDA also conducted a pre-approval inspection of the filling facility in connection with the RIGScan CR49 BLA filing. Neoprobe has determined that there are no obstacles which will prevent approval of the facility. See "Risk Factors -- Limited Manufacturing Capacity and Experience."

Radiolabeling. In April 1993, Neoprobe entered into a clinical and commercial supply agreement with MDS Nordion ("Nordion"), one of the largest suppliers in the world of radioisotopes to nuclear medicine departments, for the radiolabeling of Neoprobe's monoclonal antibodies with 125I for clinical trials and commercial sale after regulatory approval to market such products has been granted. Pursuant to this agreement, Neoprobe paid Nordion an initial cash payment, and has made additional cash payments to support the validation of the manufacture of RIGScan CR49. Nordion began shipping RIGScan CR49 for Neoprobe's Phase III studies in August 1994. The term of the agreement is for a minimum of three years after Neoprobe is granted approval to market in the United States or Europe, subject to renewal and early termination in certain events. Additionally, Neoprobe has agreed to purchase certain quantities of the radiolabeled antibody throughout the term of the agreement at prices already set or to be determined based on current information at the time of commercial approval.

In 1994, Neoprobe (Israel) Ltd. ("Neoprobe (Israel)") was organized under the laws of the State of Israel as a subsidiary of the Company to construct and operate a radiolabeling facility for the Company's targeting agents. A

Facility Agreement has been executed by the Company, Neoprobe (Israel) and Rotem Industries Ltd. ("Rotem"), under which Rotem would manage the facility and has a minority equity interest in Neoprobe (Israel), which it can increase under certain circumstances. The construction of the facility has been completed and installation of equipment is expected to be completed during the second quarter of 1998.

Neoprobe Instruments. In August 1996, the Company entered into a Manufacturing and Supply Agreement with RELA, Inc. of Boulder Colorado ("RELA"), a developer and manufacturer of medical devices. Under the agreement RELA manufactured Neoprobe 1000 instruments for the Company. During the fourth quarter of 1997, the Company introduced the Neoprobe 1500 system. The Company continues to use RELA for the production of the Neoprobe 1500 instrument. The Company may decide to use a separate third party manufacturer for the next generation Neoprobe system.

LICENSE AND TECHNOLOGY AGREEMENTS

The Dow Chemical Company.   Neoprobe and The Dow Chemical Company ("Dow") are
parties to a series of agreements relating to the development and commercialization of drug products useful in the field of gamma-guided surgery. Under an agreement executed in 1992 (the "Primary Agreement"), Dow granted Neoprobe a sub-license to Dow's rights to the use of certain monoclonal antibodies (MAb), including CC49 which Dow derived from its license with NIH/NCI. The rights granted by Dow include a worldwide exclusive license to make, use and sell CC49 MAb for use as a RIGS technology product.
Additionally, Neoprobe was granted an option to acquire a sublicense to Dow's rights to certain monoclonal antibodies related to CC49.

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

In May 1996, Neoprobe and Dow executed an agreement under which Dow granted Neoprobe exclusive global rights to certain proprietary "linkers" and linker technology. A linker is a compound which joins a radioisotope (e.g., 123 I, 125 I, and 131 I) to a monoclonal antibody or steroid. Neoprobe was granted exclusive rights to make, use and sell radiopharmaceutical products containing such linkers in the field of radioimmunoguided surgery (RIGS) and radioimmunotherapy (RIT). Dow received 124,805 shares of Neoprobe Common Stock in exchange for the rights granted to Neoprobe. According to the Company's latest information, Dow currently holds 847,920 shares of Neoprobe Common Stock.

The Ohio State University Research Foundation ("OSURF"). Neoprobe and The Ohio State University ("OSU") have had a long-term relationship involving the collaboration of OSU medical and research personnel on various clinical and sponsored research projects. In April 1992, Neoprobe and OSURF entered into an agreement (the "Master Agreement") under which Neoprobe was granted exclusive, global rights to OSURF's interest in all inventions developed as a result of research funded by Neoprobe under the Master Agreement. The Master Agreement expired in March 1997. Since that time, each clinical study and research project funded by Neoprobe at OSU is covered by a separate agreement containing as an essential term, an option to Neoprobe to acquire exclusive, global rights to any invention developed under such agreement.

Dow, OSURF and Neoprobe License Agreement. In April 1992, Dow with the consent of OSURF, sublicensed to Neoprobe, Dow's rights to certain activated cellular therapy technology flowing from a research agreement between Dow and OSURF entered into in May 1991. Under Neoprobe's agreement with Dow, Neoprobe has the right to make, use and sell products and services utilizing licensed technology for activated cellular therapy in combination with RIGS. The sublicense remains in effect as long as Neoprobe is not in breach of the sublicense agreement or the Primary Agreement.

Cira Technologies, Inc. In 1996, Neoprobe and Cira Technologies, Inc. ("Cira") entered into a Technology Option Agreement under which Cira granted to Neoprobe the right to acquire an exclusive, global license to make, use and sell products and services embodying, and/or produced by the "Primary Technology." The Primary Technology includes cell processing technology, inventions, discoveries and patent applications directed to the preparation of a therapeutic agent for treatment of human immunodeficiency virus in HIV infected human patients which agent is derived from lymph nodes excised from the same patient as the one to be treated. Provided that Neoprobe exercises the option to acquire exclusive rights to the Primary Technology, Neoprobe also has an option to acquire exclusive, global rights to the use of the cell processing technology to prepare therapeutic agents for the treatment of chronically-infected and/or autoimmune afflicted human patients. In consideration of the options granted to it by Cira, Neoprobe agreed to fund a Phase I study up to an amount not to exceed $500,000. Neoprobe has a period of time after the close of the Phase I study to exercise its option to acquire a license to the Primary Technology. The Company and Cira also cross licensed improvements in activated cellular therapy. In addition to technology rights, the Company obtained an option to increase its interest in Cira by 15%. The exercise price of this option is 15% of the fair market value of Cira's outstanding securities on the earlier of the third anniversary of a license agreement under the Technology Option Agreement, or the commencement of a pivotal clinical trial study, subject to a minimum of $1.95 million and a maximum of $4.5 million.

South Florida Veteran Affairs Foundation For Research & Education, Inc. ("SFVA"). In May 1997, Neoprobe entered into a Research Agreement with SFVA covering a clinical trial to be conducted under the direction of Dr. Nancy Klimas. The purpose of the trial is to determine the safety and efficacy of a therapeutic agent derived using Cira's proprietary technology for the treatment of HIV infected patients as well as HIV infected patients cross-infected with other chronic viral conditions; e.g., hepatitis. Under the terms of the agreement Neoprobe is granted an option to acquire an exclusive license to any inventions made by SFVA during the course of the clinical trial. Neoprobe's funding of this clinical trial is the consideration for the exclusive option granted to it by Cira.

PATENTS AND PROPRIETARY RIGHTS

Proprietary protection for Neoprobe's products is important to Neoprobe's business. Neoprobe's policy is to seek to protect its technology by, among other things, filing patent applications for technology that is considered important to the development of its business. Certain aspects of Neoprobe's RIGS technology are claimed in the United States in U.S. Patent No. 4,782,840, which, provided that required maintenance fees are paid, expires in 2005. Under the Patent Term Restoration Act, Neoprobe is eligible to apply for a three to five-year patent term extension. The Company plans to apply for an extension within 60 days of FDA marketing approval of RIGScan(R) CR49, the first RIGS system product.

CC49, the monoclonal antibody used in RIGScan CR49 is covered by U.S. Patent No. 5,512,442 (assigned to the United States of America). By virtue of the Company's license with Dow, Neoprobe has the exclusive right to make, use, and sell the patented monoclonal antibody for use in radioimmunoguided surgery.

Neoprobe holds numerous United States and foreign patents and patent applications covering portable, hand-held, gamma-radiation detection devices and device components; e.g., gamma-radiation detection probes. The Company continues to develop new and improved device products for use in intraoperative lymphatic mapping and gamma-guided surgery. United States and foreign patent applications will be filed on new devices and device improvements as they are made.

Neoprobe is licensed to patent applications owned by OSURF covering the use of activated cellular therapy to treat certain cancers and to patent applications owned by Cira covering the use of activated cellular therapy to treat HIV infected patients. The timing of issuance of the U.S. patents cannot be predicted. However, once issued, the U.S. patents will be important additions to the patent estate owned or controlled by the Company.

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

GOVERNMENT REGULATION

The production and marketing of Neoprobe's products and its research and development activities are subject to detailed and substantive regulation by governmental authorities in the United States and other countries. In the United States, drugs, biologic products, and medical devices are regulated by the FDA. The Federal Food, Drug, and Cosmetic Act (the "FDC Act"), the Public Health Services Act (the "PHS Act"), the respective regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, clinical testing, manufacture, labeling, packaging, marketing, distribution and record keeping in order to ensure that the Company's products are safe and effective for their intended use. Noncompliance with applicable requirements can result in fines, civil penalties, injunctions, suspensions or loss of regulatory approvals, recall or seizure of the Company's products, operating restrictions, import detentions, government refusal to approve product export applications, 510(k)s, PMAs, or BLAs and to allow the Company to enter into supply contracts, and criminal prosecution. The FDA also has the authority to revoke previously granted licenses. See "Risk Factors -- Government Regulation."

The Company's biologic products will require a regulatory license to market by the FDA and by comparable agencies in foreign countries. The process of obtaining regulatory licenses and approvals is costly and time consuming, and the Company has encountered and may continue to encounter delays in the completion of testing for certain proposed products. Future delays could result from, among other things, slower than expected patient enrollment rates, difficulties in analyzing data from clinical trials or in validating manufacturing processes, changes in regulatory requirements, a longer than expected regulatory review process, possible additional analysis and reconciliation of any perceived differences between data generated in Phase I/II and Phase II clinical trials and data generated in Phase III clinical trials or if additional clinical trials are deemed necessary. Certain members of management and significant employees and consultants have had substantial experience in conducting and supervising clinical trials for other pharmaceutical and biomedical companies. However, prior to 1996, the Company had not previously submitted a BLA to the FDA or a dossier to European regulatory agencies for approval of a license to market its products. Even after FDA approval of applicable licenses, use of the Company's products could reveal side effects that, if serious, could result in suspension of existing licenses and delays in obtaining licenses in other jurisdictions. See "Risk Factors -- Government Regulation."

The steps required before a biologic agent may be marketed in the United States include (i) preclinical laboratory and animal testing; (ii) submission to the FDA of an Investigational New Drug ("IND") application, which must become effective before human clinical trials may commence; (iii) adequate and well controlled human clinical trials to establish the safety and efficacy of the biologic for its intended use; (iv) submission of a BLA to the FDA; and (v) FDA approval of these applications.

In May 1996, the FDA promulgated the BLAfor well-characterized biotechnology products subject to licensure under the PHS Act. This new ruling and the Food and Drug Administration Modernization Act of 1997 ("FDAMA") have eliminated the requirement for each manufacturer to hold both the Product License Application ("PLA") and Establishment License Application ("ELA") and have combined these licenses into a BLA. In addition to reviewing information submitted in the BLA, each manufacturing facility must undergo a pre-approval inspection by the FDA to assess its suitability and compliance with GMP and periodic inspections thereafter. Once approved, any significant changes in the manufacturing process, equipment, facilities or product specifications must be pre-approved by the FDA and may require additional clinical data to validate the changes prior to allowing their implementation.

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

The Company's clinical trials involve the administration of the investigational radiolabeled targeting agent to volunteer cancer patients under the supervision of a qualified principal investigator. These clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND application. Further, each clinical study must be conducted under the auspices of an independent institutional review board ("IRB") at the institution at which the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution.

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

The results of the preclinical studies, clinical studies, and other required information are submitted to the FDA in the form of a BLA for approval of the marketing and commercial shipment of the biologic. Neoprobe must pay half the user fee at submission of the BLA (approximately $110,000) and the outstanding amount at the end of the 12-month review cycle. The FDA may refuse to file the BLA and require additional testing before filing the BLA. This and other user fees, though not insubstantial sums, are an insignificant fraction of the cost of developing, testing, seeking and, if successful, obtaining FDA approval of a BLA. The testing and approval process is likely to require substantial time and effort, and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny a BLA if applicable regulatory criteria are not satisfied, require additional testing or information, or require postmarket testing and surveillance to monitor the safety or efficacy of Neoprobe's products. Notwithstanding the submission of such data, the FDA may ultimately decide that the application does not satisfy its regulatory criteria for approval. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if a problem occurs following initial marketing.

The process of completing clinical testing usually takes a number of years and requires the expenditure of substantial resources. Additionally, the length of time it takes for the FDA to evaluate an application for marketing approval varies considerably, as does the amount of preclinical and clinical data required to demonstrate the safety and efficacy of a specific product. The FDA may require additional clinical studies which will take the Company several years to perform. The FDA now takes a minimum of one year to review biologic applications after filing under the user fee policy. Twelve months after the BLA is received by the FDA, Neoprobe should receive an action letter either approving the BLA, or not approving it and citing deficiencies that must be addressed. No further action will be taken by the FDA until Neoprobe fully responds to the issues in the letter. The length of the review period may vary widely depending upon the nature and indications of the proposed product and whether the FDA has any further questions or requests any additional data. Also, the FDA will require postmarketing reporting and surveillance programs to monitor the side effects of the products. Some of Neoprobe's products may be eligible for accelerated BLA consideration. The FDA may expedite an approval for treatment of a serious and life-threatening disease, if the drug or biologic provides a benefit over existing treatment and meets certain testing objectives. Postmarketing studies would be required and the FDA could restrict distribution of a product receiving accelerated approval to market. There can be no assurance that any of Neoprobe's potential products will be approved by the FDA or approved on a timely or accelerated basis or that any approvals received will not subsequently be revoked or modified. In addition, future regulations and changes in FDA policies could affect Neoprobe's operations or impose additional requirements before products are approved.

Neoprobe submitted a dossier to the European regulatory agencies in May 1996, and a BLA to the FDA in December 1996, for its RIGS product for the detection of metastatic colorectal cancer. In November 1997, Neoprobe Corporation voluntarily withdrew its European Marketing Authorization Application after a decision by the Committee for Proprietary Medicinal Products (CPMP) determined that there was insufficient data to support the clinical utility of the product; additional information has been requested. In December 1997, the FDA issued an action letter to Neoprobe stating that the BLA is "not approvable at this time" and requested a formal response to the deficiencies listed in the letter. This additional information will be submitted in the form of a BLA Amendment. Once a BLA Amendment has been submitted, the FDA has 90 days to review the amendment and issue their action. There is no assurance that the clinical data collected in the Company's Phase III pivotal clinical trials will be sufficient to support FDA approval of a license for RGIScan CR49, or that the FDA will not require additional information and data, including additional clinical studies after reviewing the BLA Amendment. Failure to obtain a BLA and to commence marketing RIGScan CR49 on a timely basis would have an adverse effect on the Company's business, financial condition and results of operations, including but not limited to, jeopardizing the Company's rights under certain of its current or contemplated contractual arrangements for the supply of necessary components of its RIGS system products.

The FDA strictly controls the marketing of any approved biologic product through marketing surveillance and review of all labeling, promotional materials and press releases. Among conditions for BLA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to GMP, which must be followed at all times. In complying with standards set forth in these regulations, Neoprobe must continue to expend time, funds, and effort to ensure full compliance. If Neoprobe wishes to modify or change its manufacturing process or facility it must seek approval to do so through an amendment to its BLA which may require additional clinical testing.

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

Neoprobe applied to the FDA to clarify regulatory jurisdiction over the Company's combination RIGS instrument/targeting agent products. The FDA's response was to appoint jurisdiction over the Company's marketing submissions to the center which evaluates the targeting agent. The Company may now submit a BLA (in the case of a biologic such as CC49) or New Drug Application ("NDA") (in the case of a peptide such as lanreotide which is considered a drug), obviating the need for a second separate submission for the instrument. This decision streamlines the review process for the Company's RIGS products by requiring marketing submission to a single FDA evaluation center, the CBER and Center for Drug Evaluation and Research ("CDER").

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

Instrument Products. The FDA classifies medical devices into one of three classes -- class I, II, or III. This classification is based on the controls necessary to reasonably ensure the safety and effectiveness of the device. Class I devices are those whose safety and effectiveness can reasonably be ensured through general controls, such as labeling, premarket notification (the "510(k)" process), and adherence to FDA-mandated quality system requirements ("QSR"). Class II devices are those whose safety and effectiveness can reasonably be ensured through general and special controls, such as performance standards, postmarket surveillance, patient registries, and FDA guidelines. Class III devices are devices that must receive pre-market approval by the FDA to ensure their safety and effectiveness. They are generally life-sustaining, life-supporting, or implantable devices, and also include devices that are not substantially equivalent to a legally marketed class I or II product or to a class III device for which PMAs have not been called.

If a manufacturer or distributor of medical devices can establish to the FDA's satisfaction that a new device is "substantially equivalent" to a legally marketed reserved class I or class II medical device or to a class III device for which the FDA has not required pre-market approval, the manufacturer or distributor may market the device after clearance of a 510(k) notice. In the 510(k) submission, a manufacturer or distributor makes a claim of substantial equivalence, which the FDA may require to be supported by various types of information, including clinical data showing that the device is as safe and effective for its intended use as the legally marketed predicate device.

Following submission of the 510(k), the manufacturer or distributor may not place the new device into commercial distribution until an order is issued by the FDA finding the new device to be substantially equivalent to a legally marketed predicate device. Congress, under FDAMA, has directed the FDA to complete reviews of 510(k) applications within 90 days. However, the process may take longer for some filings. The FDA may agree with the manufacturer or distributor that the new device is substantially equivalent to another legally marketed device, and allow the new device to be marketed in the United States. The FDA may, however, determine that the new device is not substantially equivalent and require the Company to submit further information, such as additional clinical test data, before it is able to make a determination regarding substantial equivalence, which can substantially delay the market introduction of the product. For a device that is cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a major change to the intended use of the device will require a new 510(k) submission.

A premarket approval application ("PMA") must be filed if a proposed device is not substantially equivalent to a legally marketed reserved class I or class II device, or if it is a class III device for which the FDA has called for PMAs. The PMA process is much more expensive, uncertain and lengthy than the 510(k) process. A number of devices for which PMA approval has been sought by other companies has never been approved for marketing. A PMA application must be supported by valid scientific evidence which typically includes extensive testing and manufacturing information, including preclinical and clinical trial data, to demonstrate the safety and effectiveness of the device.

FDA review and approval of a PMA may take up to 180 days and possibly longer, and typically includes review by an outside advisory panel of experts.
Further, if a company wishes to propose modifications to the product subsequent to FDA clearance, including changes in indications or other significant modifications to labeling, or modifications to the manufacturing process, or if a company wishes to change its manufacturing facility, a new PMA application or supplement must be submitted to the FDA for review and approval.

The Neoprobe 1000 instrument received 510(k) clearance in December 1986, and modified versions received 510(k) clearance in June 1992 and February 1995. In February 1998, the FDA reclassified "nuclear uptake detectors" as being exempt from the 510(k) (premarket notification) process. Neoprobe must continue to manufacture the devices under QSR and maintain appropriate technical files; however, Neoprobe will not need to submit 510(k) applications for modifications to the Neoprobe device. The FDA has indicated that the Company must obtain PMA approval to market its laparoscopic probe, which currently is undergoing preclinical animal testing. The Company intends to seek permission from the FDA for a clinical trial to evaluate a laparoscopic version of the RIGS system. There can be no assurance that the FDA would grant permission for such a trial, or that the trial would proceed in a timely fashion, if at all. It is uncertain whether the FDA would require PMA approval or 510(k) clearance for the Company's other proposed RIGS instrument products. In addition, any PMA or 510(k) submission for a proposed instrument for use with a RIGS targeting agent may be required to be submitted to CBER or CDER as a combination product, as described above.

The FDA also requires that Neoprobe's instrument products be manufactured in compliance with the QSR regulations which governs the procedures, processes, controls, and documentation used in manufacturing Neoprobe's products. The FDA ensures QSR compliance through periodic facility inspections. Accordingly, manufacturers must commit ongoing substantial resources to maintaining a high level of compliance with QSR. In addition, Neoprobe's promotional and educational activities regarding its diagnostic instrument products must comply with evolving FDA policies and regulations regarding acceptable device product promotion practices.

There can be no assurance that Neoprobe will receive marketing clearance for any of its future products or that its clinical data or its manufacturing facilities will continue to satisfy FDA regulatory requirements. In addition, the manufacture, sale and use of Neoprobe's products are also subject to regulation by other federal entities, such as the Occupational Safety and Health Agency, the Nuclear Regulatory Commission and the Environmental Protection Agency, and by various state agencies. Federal and state regulations regarding the manufacture, sale, and use of Neoprobe's products are subject to future change, which changes could have a material adverse effect on Neoprobe's business, financial condition, and results of operations. Promotion and advertising of the products are limited to indications for which FDA clearance has been obtained, and there can be no assurance that the FDA will find that all claims made for Neoprobe products are cleared or exempt claims.

RIGS/ACT. RIGS/ACT will be regulated by a new FDA division specifically established to review and approve cellular and gene therapies. This newly created division within the Center for Biologics Evaluation and Research will require IND and BLA applications similar to biologics. However, since these are new therapies, the FDA has had limited experience and continues to develop guidance in this therapy product area. To date, all cellular and gene therapies are in the investigational stage. None of the therapies has yet reached the commercial clearance phase of FDA review. Accordingly, no precedents have been established. There can be no assurance that the FDA's lack of experience in this area will not cause additional delays or that Neoprobe will be successful in meeting all evolving regulatory requirements. The Company has completed Phase I/II feasibility studies of RIGS/ACT and initiated a Phase II study to further assess the safety and potential effectiveness of RIGS/ACT. Although the Company intends, based upon the results of this study, to seek to begin a pivotal clinical trial of RIGS/ACT for a colorectal cancer indication, there can be no assurance that the FDA will grant permission for such a trial, that the trial will proceed in a timely fashion, if at all, or that the outcome will support the submission of a BLA.

Manufacturing. In addition to obtaining FDA approval for each product, each manufacturing establishment for biological products must be inspected and approved by the FDA prior to approval of the BLA to market the product. Among the conditions for such approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to the FDA's GMP regulations, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money, and effort in the area of production and quality control to ensure full compliance. In October and November 1997, the FDA conducted pre-market inspections at Neoprobe's manufacturing sites in Lund, Sweden, and Groningen, The Netherlands. A Form 483 (List of Observations) was issued to both facilities after the completion of the inspections. Response to all observations listed on the Form 483's have been sent to the FDA and the Company believes they will be successfully resolved and will not be a barrier to approval.

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

Neoprobe believes that, given currently available technologies, the principal sources of competition likely to be faced by its proposed products will be preoperative diagnostic techniques such as Computed Tomographic ("CT") scans, Magnetic Resonance Imaging ("MRI") and immunoscintigraphy. Both CT and MRI are widely available and used by a large number of physicians. However, neither of those technologies can distinguish malignant from non-malignant tissue. Several of Neoprobe's principal competitors are biotechnology-based companies that are developing products for immunoscintigraphy. The antibody products developed by these companies use high-energy gamma-emitting isotopes, as compared to the much lower energy gamma-emitting isotope used by Neoprobe. These companies have received approval or filed marketing applications for colorectal, ovarian, small cell lung, melanoma and breast cancer external imaging products. Although immunoscintigraphy can distinguish malignant from non-malignant tissue, none of the external imaging technologies is effective in consistently identifying tumors smaller than one centimeter or in precisely locating the site of a tumor. Such technologies only indicate that cancer may be present within a general area. Radiolabeled antibody products for use with immunoscintigraphy for recurrent colorectal cancer patients have already been approved by regulatory authorities in Europe and the United States. While Neoprobe views immunoscintigraphy to be complementary to the RIGS technology because immunoscintigraphy involves a preoperative diagnostic procedure, some physicians may choose to use the preoperative information provided by immunoscintigraphy in lieu of obtaining the information provided by the intraoperative RIGS technology. If a significant number of physicians choose to use immunoscintigraphy or another diagnostic procedure in lieu of the RIGS technology, Neoprobe's ability to generate commercial revenues, if any, could be adversely affected.

The Company is aware of companies that have developed technology which harnesses light to treat cancer cells called photodynamic therapy. This technology uses agents that target cancer and make the diseased cells vulnerable to laser or other light sources . The Food and Drug Administration recently approved one photosensitizer called Photofrin developed by QLT Phototherapeutics Inc. for the treatment of advanced esophageal cancer and early lung cancer. The Company is aware that this technology is being tested in clinical studies for other forms of cancer. The drawback to phototdynamic therapy is that the effectiveness may be limited to only relatively shallow tumors. Therefore, the Company does not believe that this technology will replace surgery as the primary method for treating most solid tumor cancers.

The Company believes that ultrasound imaging technology is the only other intraoperative technology, which may be capable of detecting tumors during surgery The ultrasound imaging technology is currently approved for use in the United States and is used by surgeons for the detection of tumors, but is limited to almost exclusively detecting tumors in the liver.

EMPLOYEES

As of March 6, 1998, Neoprobe, including Neoprobe Europe and Neoprobe (Israel), had 91 full-time and seven part-time employees. Eleven employees hold Ph.D. degrees and four hold M.D. degrees. Neoprobe considers its relations with its employees to be satisfactory.

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

Government Regulation

The Company's biologic products will require a regulatory license to market by the FDA and by comparable agencies in foreign countries. Various federal, state and foreign statutes also govern or influence the manufacture, safety, labeling, storage, record keeping and marketing of such products. The process of obtaining regulatory licenses and approvals is costly, time consuming, and prone to unexpected delay. The Company has encountered and may continue to encounter delays in the completion of testing or in the application process for certain proposed products. Future delays could result from, among other things, a longer than expected regulatory review process, and possible additional analysis and reconciliation of any perceived differences between data generated in Phase I/II and Phase II clinical trials and data generated in Phase III clinical trials, slower than expected patient enrollment rates, difficulties in analyzing data from clinical trials or in validating manufacturing processes and changes in regulatory requirements. Certain members of management and significant employees and consultants have had substantial experience in conducting and supervising clinical trials for other pharmaceutical and biomedical companies. However, prior to 1996, the Company had not submitted a BLA to the FDA or a dossier to European regulatory agencies for approval of a license to market its products. There can be no assurance that clinical data collected in the Company's pivotal Phase III trials will be sufficient to support approval of licenses for the Company's products or that the FDA or European regulatory agencies will not require additional information and data, including additional clinical studies, or refuse to file the application for substantive review. Failure to obtain these licenses and to commence commercial marketing on a timely basis could jeopardize the Company's rights under certain of its current or contemplated contractual arrangements for the supply of necessary components of its RIGS system products and would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, foreign and domestic approvals, if granted, may include significant limitations on uses of the products. Further, even if such regulatory approval is obtained, use of the Company's products could reveal side effects that, if serious, could result in suspension of existing licenses and delays in obtaining licenses in other jurisdictions. A marketed product, manufacturer and manufacturing facilities are subject to continual review and periodic inspections, and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. Noncompliance with applicable governmental requirements can result in import detentions, fines, civil penalties, injunctions, suspensions or loss of regulatory approvals, recall or seizure of the Company's products, operating restrictions, government refusal to approve product export applications or to allow the Company to enter into supply contracts, and criminal prosecution. Additional governmental regulation may be established which could prevent or delay regulatory approval of the Company's products. Any delays or failure to receive required approvals or limiting conditions on approvals could materially adversely affect the Company's business, operating results and financial condition. See "-- Government Regulation."

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

Development Stage Company; No Commercialized Products

The Company is still in the development stage and has not received approval to market any of its products for the detection of cancer, except in the Republic of South Korea. However, the Company has received clearance to market the Neoprobe 1500 instrument for use as a radioisotope detector only for use with approved radiopharmaceuticals, none of which currently are Neoprobe's products. To date, the Company has completed a Phase III clinical trial with the Company's lead product, RIGScan CR49, for the surgical detection of metastatic and recurrent colorectal cancer in both the United States and Europe. The Company filed marketing applications for this product with regulatory agencies
in Europe in May 1996 and with the FDA in December 1996.   In November 1997,
the Company withdrew its application from the EMEA as a result of additional
requests for information from the CPMP.   In addition, in December 1997, the
FDA's CBER completed its review of data submitted by the Company for it's product and determined that additional information must be provided before it can further consider the approval of the Company's product. Enrollment of patients in a separate Phase III clinical study for primary colorectal cancer has been completed in the United States and in Europe. Substantial clinical and statistical analysis of the data collected from the clinical trials of this product and substantial clinical trials of the Company's other products must be completed before submissions can be made to appropriate regulatory authorities. Such analysis and trials require substantial financial and management resources and could require more time than is currently estimated. There can be no assurance that the Company will be able to conclude successfully the clinical tests or development of any of its proposed products within the Company's expected time frame and budget, if at all, or that the Company's products will prove to be safe and effective in clinical trials. There also can be no assurance that the Company will be able to obtain governmental approval for the commercial marketing and sale of any of its proposed products. If the Company is unable to conclude successfully the clinical tests or if the RIGS system does not prove to be safe and effective, or if the Company does not obtain governmental approval or is otherwise unable to commercialize the RIGS system successfully, the Company's business, financial condition and results of operations will be materially adversely affected and could result in the cessation of the Company's business. See"--Clinical Research."

Limited Revenues; Continuing Net Losses; Accumulated Deficit

The Company's limited history of operations, the nature of its business, and the governmental approval process make the prediction of future operating results difficult and highly unreliable. The Company's business, therefore, must be evaluated in light of the risks, expenses, delays and complications normally encountered by development-stage companies in the highly competitive, highly regulated biomedical industry, which is characterized by a high rate of failure. Since its inception in 1983, the Company has been primarily engaged in research and development of the RIGS technology. The Company has experienced significant operating losses in each year since inception, and had an accumulated deficit of approximately $87.4 million as of December 31, 1997. For the years ended December 31, 1995, 1996 and 1997, the Company's net losses were $10.8 million, $21 million, and $23.2 million, respectively. The Company expects operating losses to continue as research and development and clinical trial efforts continue, and until the Company receives marketing approval for its first biologic product. The Company's ability to achieve profitable operations is dependent upon obtaining regulatory approval of its products and making the transition to a revenue generating company. There can be no assurance that the Company will ever achieve a profitable level of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Future Capital Needs; Uncertainty of Capital Funding

To date, the Company's capital requirements have been significant. The Company has depended on the proceeds of sales of its securities and other financing vehicles to continue clinical testing of its proposed products and to fund its working capital requirements. The Company believes that the funds it has on hand, coupled with cash anticipated to be generated through implementation of certain operating strategies, will be adequate to satisfy its cash needs through the end of 1999. Obtaining approvals to market is costly and time consuming and the Company may require significant funds in addition to its current cash resources to sustain its operations and to obtain regulatory approval to commercialize any of its proposed products. No assurance can be given that the necessary additional financing will be available to the Company on acceptable terms, if at all, or that would not result in further dilution to the holders of the Company's equity securities. The Company's ability to raise additional financing may be dependent on many factors beyond the Company's control, including the state of capital markets, the development or prospects for development of competitive technology by others, and the rate of progress of the Company's clinical trials. If additional funding is unavailable to the Company when needed, the Company will be required to curtail significantly one or more of its research and development programs and the Company's business and financial condition will be materially adversely affected. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Patents, Proprietary Technology and Trade Secrets

The Company's success depends, in part, on its ability to secure patent protection and maintain trade secret protection, and on its ability to operate without infringing on the patents of third parties. The Company holds 15 United States patents, including U.S. Patent No. 4,782,840, which relates to the RIGS system surgical method and holds one additional patent jointly with OSURF. The Company has filed applications for certain additional United States and foreign patents. There can be no assurance, however, that the patents for which the Company has applied will be issued to the Company. Moreover, the Company believes that some of the technology it develops will not be patentable in certain foreign markets. There can be no assurance that any of the Company's patents or patent applications will not be challenged, invalidated, or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantially more resources than the Company and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit, or interfere with the Company's ability to make, use, or sell its products either in the United States or internationally. Furthermore, the patent positions of biotechnology firms, including the Company, are highly uncertain and involve complex legal and factual questions. To date, a consistent and predictable application of United States patent laws regarding the grant and interpretation of patent claims in the area of biotechnology has not evolved. Due to these uncertainties, the probability of challenges, invalidations, and circumventions is higher than in technologically and legally stable fields.

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

Limited Marketing Experience

The Company has limited experience in sales, marketing or distribution of any of its products. In order to commercialize its products, the Company may need to enter into one or more agreements providing for the marketing of the RIGS products by third parties. Although the Company has engaged in discussions with third parties, no agreements are in force related to the marketing of RIGS products in North America or Europe, and there can be no assurance that the Company will be able to enter into marketing agreements on terms favorable to the Company.

In September 1996, the Company executed a License and Distributorship Agreement ("Agreement") with the United States Surgical Corporation ("USSC"). Effective October 17, 1997, the Company and USSC agreed to terminate the Agreement, as amended. In connection with the termination, after receipt of payment, the Company agreed to pay USSC net commissions on orders received prior to the effective date of the termination and to continue to warranty and service devices sold under the terms of the Agreement. The parties have also agreed to discharge and release the other from all remaining claims and financial obligations relating to the Agreement, including license fees.

If the Company is unable to secure one or more agreements with third parties for the marketing of its proposed products, the Company will have to perform such marketing function itself, a function which the Company has not undertaken in the past. There can be no assurance that the Company could market its products successfully in the future. In such event, the Company's business, operating results and financial condition could be materially adversely affected.

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

No Assurance of Continued Rights to Targeting Agents; Royalty Payments

Targeting agents, such as monoclonal antibodies or peptides which are able to bind specifically to tumor antigens or receptors, are essential to the Company's technology and the Company's ultimate success. The targeting agents used by the Company in its research and clinical studies and as components of its proposed RIGS products are the patented or proprietary technology of others. The Company must purchase the rights to those targeting agents or must obtain rights to use them through license agreements with their owners. There can be no assurance that such arrangements will continue or that they will continue on terms acceptable to the Company. Furthermore, license agreements typically impose obligations to diligently develop commercial products and to pay royalties on those products. Failure to perform such obligations may lead to the termination of such license agreements. Loss of the Company's rights to targeting agents for any reason (including, in the case where the Company is a sublicensee of the targeting agents, a breach by a sublicensor under its agreement with the owner of a targeting agent) or the inability to obtain necessary rights on acceptable terms could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, there can be no assurance that improved targeting agents will not be developed by other entities for which the Company will be required to seek additional license arrangements. If such licenses cannot be readily obtained, the Company could encounter delays in product market introductions or could find that the development, manufacture or sale of products requiring such licenses could be foreclosed, which could have a material adverse impact on the Company's business, operating results and financial condition. Upon commercialization of the Company's products, the Company will be required to make royalty payments pursuant to its existing and contemplated license agreements which could adversely impact the Company's operating results. See "-- License and Technology Agreements."

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

There can be no assurance, as to either United States or foreign markets, that third party reimbursement and coverage of newly approved products will be available or adequate, that current reimbursement policies of third party payers will not be decreased in the future or that future legislation, regulation, or reimbursement policies of third party payers will not otherwise adversely affect the demand for the Company's products or its ability to sell its products on a profitable basis. If third party payer coverage or reimbursement is unavailable or inadequate, the Company's business, financial condition, and results of operations could be materially adversely affected. See "-- Marketing and Distribution."

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

Possible Volatility of Stock Price

The market price of the shares of Common Stock of the Company, like that of the securities of many other biotechnology companies, has been and is likely to continue to be highly volatile. For example, the closing price for shares of the Company's Common Stock for the last two years has been as high as $22 and as low as $4.00. Factors such as the results of preclinical and clinical trials by the Company or its competitors, other evidence of the safety and efficacy of the Company's or competitors' products, announcements of technological innovations or new commercial products by the Company or its competitors, changes in securities analysts' estimates or recommendations, governmental regulation, developments in patent or other proprietary rights of the Company or its competitors, and fluctuations in the Company's operating results may have a significant effect on the market price of the Common Stock. In addition, the stock market has experienced and continues to experience extreme price and volume fluctuations which have affected the market price of many biotechnology companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of the Common Stock. The Company has more than 22.7 million shares of Common Stock outstanding, almost all of which are freely tradable. See "Item 5. Market for Common Equity and Related Stockholders Matters."

Anti-Takeover Provisions; Blank Check Preferred Stock

The Company has adopted a stockholder rights plan. Certain provisions of the stockholder rights plan and certain of the Company's charter provisions and applicable corporate laws could be used to hinder or delay a takeover bid for the Company. Such provisions may inhibit takeover bids and decrease the chance of stockholders realizing a premium over market price for their Common Stock as a result of a takeover. The Company's Certificate of Incorporation authorizes the issuance of "blank check" preferred stock with such designations, rights, preferences and restrictions as may be determined from time to time by the Board of Directors, 500,000 shares of which have been designated as Series A Junior Participating Preferred Stock and reserved for issuance pursuant to the Company's stockholder rights plan. If the Company issues Preferred Stock, the issuance could be used to thwart a takeover bid and may have a dilutive effect upon the Company's common stockholders.

Product Liability

The testing, marketing and sale of the Company's proposed products could expose the Company to liability claims. The Company currently has product liability insurance which, the Company believes, is adequate for its current activities There can be no assurance, however, that the Company will be able to continue to obtain such additional insurance at a reasonable cost, if at all, or that such insurance would be sufficient to cover any liabilities resulting from any product liability claims or that the Company will have funds available to pay any claims over the limits of its insurance. Either an underinsured or an uninsured claim could have a material adverse effect on the Company's business, operating results and financial condition.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company currently leases its office at 425 Metro Place North, Dublin, Ohio. The Company executed a lease agreement, commencing on January 1, 1997 and ending in May 2003, with the landlord of these facilities for approximately 31,400 square feet. The lease provides for a base rent of approximately $20,750 in the first year of the lease and increases to $26,350 in the last year of the lease. The Company must also pay a portion of the building operating and real estate taxes of the building. Neoprobe believes these facilities are in good condition and will be adequate for its needs for the foreseeable future.

Neoprobe's wholly-owned subsidiary, Neoprobe Europe currently leases office and production facilities in Lund, Sweden, which occupy approximately 16,500 square feet. The lease is for a term of approximately five years commencing July 1, 1996 and provides for a base rent of approximately $32,000 per month (subject to annual increases based on the Swedish consumer price index). The lease is automatically extended for an additional period of five years each unless notice of termination is given 18 months before the end of the lease. Neoprobe believes these facilities are in good condition and will be adequate for its needs for the foreseeable future.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their ages and positions are as follows:
Name                              Age                               Position
----------------------------  -----------------  -----------------------------------------------------------------------

Matthew F. Bowman                   47                           Senior Vice President, Operations and Marketing
David C. Bupp                       49                           President, Chief Executive Officer and Director
Patricia A. Coburn                  53                           Vice President, General Counsel
Louis Cosentino                     44                           Vice President, ILM Sales and Marketing
J. Kenneth Poggenburg, Jr., Ph.D.   64                           Vice President - Operations
John L. Ridihalgh, Ph.D.            57                           Chairman of the Board, Chief Scientific Officer
                                                                 and Director

John Schroepfer                     38                           Vice President, Finance and Administration
Trudie L. Seeger, Ph.D.             43                           Vice President, Regulatory Affairs
Lauren V. Vitek, M.D., Ph.D.        44                           Vice President, Clinical Research and Medical Director

Matthew F. Bowman has served as Senior Vice President, Operations and Marketing of the Company since February 1998. From June 1996 until February 1998, Mr. Bowman served as Vice President, Therapeutics of the Company. Prior to his employment with the Company, Mr. Bowman was employed by Pharmacia Inc. ("Pharmacia"), where he served as Vice President of the Therapeutic Products Division from 1995 to 1996 and as Senior Director, Therapeutics, from 1993 to 1995. From 1988 to 1993, Mr. Bowman was employed by Adria Laboratories, Inc. ("Adria") where, in 1993, he served as Senior Director, New Business Development and Licensing, from 1990 to 1992, he served as Director, New Business Development and Licensing, and, from 1988 to 1990, he served as Associate Director, New Business Development. Mr. Bowman has a B.A. degree in Political Science from The Citadel.

David C. Bupp has served as President and a director of the Company since August 1992 and as Chief Executive Officer since February 1998. From August 1992 until February 1998, Mr. Bupp served as Chief Operating Officer of the Company. From August 1992 to May 1993, Mr. Bupp served as Treasurer of the Company. In addition to the foregoing positions, from December 1991 to August 1992, he was Acting President, Executive Vice President, Chief Operating Officer and Treasurer, and from December 1989 to December 1991, he was Vice President, Finance and Chief Financial Officer. From 1982 to December 1989, Mr. Bupp was Senior Vice President, Regional Manager for AmeriTrust Company National Association, a nationally chartered bank holding company, where he was in charge of commercial banking operations throughout Central Ohio. Mr. Bupp has a B.A. degree in Economics from Ohio Wesleyan University. Mr. Bupp completed a course of study at Stonier Graduate School of Banking.

Patricia A. Coburn has served as Vice President, General Counsel of the Company since February 1998. From August 1996 until February 1998, Ms. Coburn served as Legal Counsel of the Company. Prior to her employment with the Company, Ms. Coburn was employed by Pharmacia from 1994 until May 1996 where she served as Assistant General Counsel. From September 1986 until 1994, Ms. Coburn was employed by Adria where she served as Director, Intellectual Property until 1994 when Adria was acquired by Pharmacia. Ms. Coburn received a B.S. degree from the University of Cincinnati in 1969 and a J.D. from the university of Toledo in 1977.

Louis Cosentino has served as Vice President, ILM Sales and Marketing of the Company since February 1998. Mr. Cosentino served as Vice President, Marketing and Corporate Development of the Company from January 1996 until February 1998. From 1976 through 1995, Mr. Cosentino was employed by Johnson & Johnson, Inc. From 1992 through 1995, he served as Vice President, Advanced Concepts and Technology of Ethicon Endo-Surgery, Inc., an affiliate of Johnson & Johnson, and from 1991 through 1993 he served as Director of New Business at Ethicon Endo-Surgery. Mr. Cosentino has B.A. and M.B.A. degrees from Farleigh Dickinson University .

J. Kenneth Poggenburg, Ph.D., was named Vice President, Operations of the Company in March 1994. From January 1984 to February 1994, Dr. Poggenburg served as Director of Research and Development for Hybritech Incorporated. From 1981 to 1984, Dr. Poggenburg was Director of Research and Development at American Home Products, Analytic Products Division. Dr. Poggenburg has a B.S. degree in Chemistry from the College of the Holy Cross and a Ph.D. degree in Nuclear Chemistry from the University of California, Berkeley. Mr. Poggenburg's employment with the Company will end in April, 1998. Mr. Poggenburg has agreed to provide consulting services to the Company until April, 1999.

John L. Ridihalgh, Ph.D., has served as a director of the Company and Chairman of the Board since 1988 and as Chief Scientific Officer since February 1998. He was President of the Company from 1984 to November 1991. Dr. Ridihalgh served as Chief Executive Officer of the Company from 1984 to November 1991 and resumed the position from June 1992 until February 1998. From November 1991 to June 1992, Dr. Ridihalgh served as a consultant to the Company. From 1968 to 1974, Dr. Ridihalgh was a research scientist at Battelle Memorial Institute in Columbus, Ohio. He founded a consulting firm to the nuclear industry in 1974 and a manufacturer of long-distance telephone network access devices in 1981. He is also the founder of a medical instrument development company and an animal vaccine company which has licensed a number of vaccines for veterinary use. Dr. Ridihalgh has a B.S. degree in Mathematics and a Ph.D. degree in Nuclear Engineering, both from Iowa State University.

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

Trudie L. Seeger, Ph.D., has served as Vice President, Regulatory Affairs of the Company since May 1993. From May 1991 to May 1993, Dr. Seeger was Director of Regulatory Affairs and Clinical Research for the Company, and from February 1990 to March 1991, she was the Associate Director of Regulatory Affairs for the Company. From June 1988 to September 1989, Dr. Seeger was Senior Clinical Research Associate at Bristol Myers, and from January 1984 to June 1988, she was a clinical research associate at Bristol Myers. From September 1989 to January 1990, Dr. Seeger was Associate Director, Clinical Research, at Schering-Plough. Dr. Seeger has a B.S. degree in Biology from D'Youville College (magna cum laude) and an M.S. degree in Physical Science and a Ph.D. degree in Experimental Pathology (with a research emphasis in Immunology) from the State University of New York at Buffalo. Ms. Seeger's employment with the Company will end in April, 1998. Ms. Seeger has agreed to provide consulting services to the Company until April, 1999.

Lauren V. Vitek, M.D., Ph.D., has served as Vice President, Clinical Research and Medical Director of the Company since February 1998. Dr. Vitek served as Medical Director, Therapeutics of the Company from January 1997 until February 1998. Dr. Vitek served as Associate Director, Oncology of Pharmacia from 1994 until April 1996 and served as Director, Oncology of Pharmacia from May 1996 until January 1997. From March 1993 until 1994, Dr. Vitek was employed by Adria where she served as Associate Director, Oncology until Adria was acquired by Pharmacia. Dr. Vitek received a B.S. degree in 1975, a Ph.D. degree in 1980 and an M.D. degree in 1982, all from Loyola University.

                                    PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company trades on The Nasdaq Stock Market under the trading symbol "NEOP". The prices set forth below reflect the high and low sale prices for shares of Common Stock during the last two fiscal years as reported by The Nasdaq National Market.

                    HIGH  LOW
                  ------  ---
Fiscal Year 1996
First Quarter     $23.25  $13.38
Second Quarter     19.88   14.00
Third Quarter      19.25    8.88
Fourth Quarter     18.13   11.38
Fiscal Year 1997
First Quarter     $18.25  $12.88
Second Quarter     16.00   12.25
Third Quarter      15.00   10.50
Fourth Quarter     14.44    5.50

As of March 12, 1998, the Registrant had approximately 616 holders of Common Stock of record.

The Company has not paid any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any earnings to finance the growth of its business. There can be no assurance that the Company will ever pay cash dividends.

Recent Sales of Unregistered Securities

The following sets forth certain information regarding the sale of equity securities of the Company during the period covered by this Report that were not registered under the Securities Act of 1933 other than unregistered sales made in reliance on Regulation S.

In March 1997 the Company issued 1,672 shares of common stock to the trustees of its 401(k) employee benefit plan without registration. Such issuance is exempt from registration under the Act under Section 3(a)(2). The Plan is a pension, profit sharing or stock bonus plan that is qualified under Section 401 of the Internal Revenue Code. The assets of the Plan are held in a single trust fund for the benefit of the employees of the Company which does not hold assets for the benefit of the employees of any other employer. All of the contributions to the plan from employees of Neoprobe have been invested in assets other than Common Stock. All of the Common Stock held by the plan has been contributed to the plan by the Company as a matching contribution and has been less in value at the time it was contributed to the plan than the employee contributions which it matches.

ITEM 6.  SELECTED FINANCIAL DATA

The following summary financial data are derived from consolidated financial statements of the Company which have been audited by the Company's independent public accountants. These data are qualified in their entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements and Notes thereto included herein.


                                                                                                           November 16, 1983
                                                                                                           (Date of
                                                                                                           Inception to
(Amounts in thousands, except per share data)                 Years ended December 31,                     December 31,
                                             ------------------------------------------------------------
                                                 1993         1994         1995         1996         1997          1997
                                             --------    ---------    ---------    ---------    ---------      --------
Statement of Operations Data:
Net Sales                                         $35         $933         $960       $1,171       $5,128        $9,187
Gross Profit                                       27          345          454          494        3,552         5,483
Research and development expenses               5,915        6,761        7,829       16,083       19,657        64,556
Marketing and selling expenses                                                         1,532        4,307         5,838
General and administrative expenses             2,374        4,313        4,148        6,222        6,853        31,080
                                             --------    ---------    ---------    ---------    ---------      --------
Loss from operations                            8,262       10,730       11,523       23,342       27,265        95,991
Other income (expense)                            284          175          764        2,373        4,018         8,269
                                             --------    ---------    ---------    ---------    ---------      --------
Net loss                                     $(7,978)    $(10,555)    $(10,759)    $(20,969)    $(23,247)      $(87,363)
                                             ========    =========    =========    =========    =========      ========
Net loss per common share from
continuing operations (basic and diluted)(1)   $(1.13)      $(1.18)      $(0.73)      $(1.06)      $(1.02)
                                             ========    =========    =========    =========    =========

Shares used in computing net
loss per common share(1)                        7,039        8,926       14,726       19,743       22,735
                                             ========    =========    =========    =========    =========

                                                                  As of December 31,
                                             ------------------------------------------------------------
                                                 1993         1994         1995         1996         1997
                                             --------    ---------    ---------    ---------    ---------
Balance Sheet Data:
Total assets                                   12,571        7,839       24,145       63,873       41,573
Long-term obligations                             110          300        1,182        1,009        2,069
Accumulated deficit                          (21,833)     (32,387)     (43,147)     (64,116)     (87,363)

-------------
(1) Net loss per common share is based on the weighted average number of common shares outstanding during the year. The loss per share for all periods presented excludes the number of common shares issuable upon the conversion of preferred stock and the number of shares issuable upon exercise of outstanding stock options and warrants since such inclusion would be anti-dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results in 1998 and future periods may differ significantly from the prospects discussed in the forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through private and public offerings of its equity securities, from which it has raised gross proceeds of approximately $120 million. As of December 31, 1997, the Company had cash, cash equivalents, and available-for-sale securities of $24.6 million. To date, the Company has devoted substantially all of its efforts and resources to research and clinical development of innovative systems for the intraoperative diagnosis and treatment of cancers. During the first quarter of 1998, the Company implemented a business plan to reduce operating expenses and focus on three main business activities: commercializing the Company's first RIGS(R) system (radioimmunoguided surgery) product, called RIGScan(R) CR49 (125 I - CC49 monoclonal antibody) for the surgical detection of metastatic colorectal cancer, increasing the Company's market position in gamma guided surgery applications, and developing activated cellular therapy products for cancer and viral diseases. The Company reduced its domestic staff and annual compensation expense by approximately $1 million (approximately 20%) and postponed certain research projects which were expected to be carried out in 1998.

The RIGS system integrates radiolabeled targeting agents and radiation detection instruments. The Company is developing both the radiolabeled targeting agents and radiation-detection instrument components of the RIGS technology. Prior to 1996, the Company completed testing in a pivotal Phase III clinical trial for the detection of metastatic colorectal cancer. In addition, the Company has completed testing in a separate pivotal Phase III clinical trial for the detection of primary colorectal cancer. The Company must obtain regulatory approval to market its products before commercial revenue can be generated. During 1996, the Company submitted applications to the European regulatory agencies and to the United States Food and Drug Administration ("FDA") to request permits to begin marketing and selling the Company's RIGS products for the detection of metastatic colorectal cancer. In November 1997, the Company withdrew its application from the EMEA as a result of additional
requests for information from the CPMP.   In addition, in December 1997, the
FDA's CBER, completed its review of data submitted by the Company for its product and determined that additional information must be provided before it can further consider the approval of the Company's product. The Company intends to submit an amendment to the

BLA and resubmit the European dossier with additional information as soon as the information requests can be clarified and the appropriate responses compiled.

In October 1997, the Company launched the Neoprobe(R) 1500 Portable Radioisotope Detector in response to an emerging new surgical technique called lymphatic mapping for treating patients with melanoma, a potentially deadly form of skin cancer. Lymphatic mapping represents a less invasive surgical technique then existing techniques for staging cancer or determining whether the cancer has spread to the lymph nodes. Surgeons are using the lymphatic mapping technique for treating patients with melanoma and investigating its use in patients with breast cancer as well. The Company is currently selling the Neoprobe 1500 Portable Radioisotope Detector for the lymphatic mapping application and expanding its line of instruments to provide a variety of gamma-detecting probes for specialized uses. The Company recorded revenue of $5 million during 1997 predominantly related to the lymphatic mapping technique.

The Company is also studying the safety and efficacy of certain therapy products. In 1997, Neoprobe opened an IND application for clinical studies with RIGS/ACT(TM) (RIGS technology based activated cellular therapy) for colorectal cancer. One study is a Phase I/II multicenter trial using RIGS/ACT in patients with recurrent, operable colorectal cancer. A second study is a Phase II multicenter trial using RIGS/ACT with chemotherapy in patients with recurrent but inoperable colorectal cancer. The Company has also funded a Phase I study to determine the safety and feasibility of using RIGS/ACT to help boost the immune system of patients with HIV/AIDS. In addition, the Company is funding a Phase I study to investigate the use of activated cellular therapy with patients coinfected with HIV/AIDS and chronic active hepatitis B or C.

For the period from inception to December 31, 1997, the Company has incurred cumulative net losses of approximately $87.4 million. The Company does not currently have a RIGS product approved for commercial sale in any major market and does not anticipate commercial sales of sufficient volume to generate positive cash flow until 2000, at the earliest. The Company has incurred, and will continue to incur, substantial expenditures for research and development activities related to bringing its products to the commercial market. The Company intends to devote significant additional funds to clinical testing, manufacturing validation, and other activities required for regulatory review and commercialization of its products. The amount of funds and length of time required to complete such testing will depend upon the outcome of regulatory reviews. The regulatory bodies may require more testing than is anticipated by the Company. There can be no assurance that the Company's RIGS products will be approved for marketing by the FDA or any foreign government agency, or that any such products will be successfully introduced or achieve market acceptance.

The Company's research and development activities and operating costs have been funded principally with cash generated from the issuance of common stock. In April 1996, the Company completed the sale of 1,750,000 shares of common stock at a price of $18.50 per share in a secondary offering. Gross proceeds from this offering were $32.4 million, and proceeds net of underwriting discounts were $30.5 million. In November 1992 and December 1993, the Company issued a total of 2,330,000 Class E Redeemable Common Stock Purchase Warrants ("Class E Warrants"). During 1996, the Company received proceeds from the exercise of Class E Warrants of approximately $15 million.

Research and development expenses during 1997 were $19.7 million, or 64% of
operating expenses for the period.   Marketing and selling expenses were  $4.3
million or 14% of operating expenses during the period and general and administrative expenses were $6.9 million, or 22% of operating expenses for the period. The Company anticipates that 1998 total operating expenses will decrease over 1997 levels. The Company expects research and development and general and administrative expenses to decrease from 1997. However, the Company also expects marketing and selling expenses to increase slightly from 1997 levels. The Company currently anticipates that approximately $12.0 million in cash will be used to finance operating activities during 1998.

During 1998, the Company intends to focus on responding to regulatory issues raised by the U.S. FDA and European regulatory authorities and improving manufacturing processes for the production of RIGScan CR49. The Company intends to submit an amendment to the BLA and resubmit the European dossier with additional information. The Company cannot predict when marketing approvals will be received. However, when the Company receives permission from the regulatory authorities to begin marketing its products and begins generating revenue from the sale of its products, additional costs for marketing and distribution will be incurred. The Company has executed various agreements with third parties that supplement the technical and business capabilities of the Company. The Company is generally obligated to such parties to pay royalties or commissions upon commercial sale of the related product. The Company's estimate of its allocation of cash resources is based on the current state of its business operations, its current business plan, and current industry and economic conditions, and is subject to revisions due to a variety of factors including without limitation, additional expenses related to marketing and distribution, regulatory licensing and research and development, and to reallocation among categories and to new categories. The Company may need to supplement its funding sources from time to time.

Neoprobe Europe is a wholly-owned subsidiary of the Company, located in Lund, Sweden, where it operates a biologics manufacturing and purification facility. The Company uses the facility to prepare the CC49 monoclonal antibody produced by Bio-Intermediair BV for final radiolabeling. The Company advanced funds to Neoprobe Europe during 1997 to cover operating and capital expenditures of approximately $2 million. The Company anticipates advancing $1.25 million during 1998 to cover operating and capital expenditures.

In 1994, the Company formed Neoprobe (Israel) to construct and operate a radiolabeling facility for the Company's targeting agents. The Company owns 95 percent of Neoprobe (Israel), with Rotem, the private arm of the Israeli atomic energy authority owning the balance and managing the facility. In 1994, Neoprobe (Israel) received notification from the state of Israel's Finance Committee (the "Committee") that its initial financial program had been approved for the construction and operation of a radiolabeling facility near Dimona, Israel. During the third quarter of 1997, Neoprobe (Israel) was notified that the Committee had approved a $5.2 million increase in the approved program. The total amount of the approved program is now $9.9 million. Neoprobe (Israel) is entitled to receive grants of 25% of its investment and a government guarantee of 75% to 85% of the principal balance of bank loans taken to build and operate the facility. On August 10, 1995, the Company and Neoprobe (Israel) raised $1.1 million for Neoprobe (Israel) through the issuance of convertible debentures. These convertible debentures were converted into 200,000 shares of Common Stock of Neoprobe Corporation in 1996. During 1997, costs associated with construction and preparation of the facility were financed primarily with funds advanced by the Company as a result of delays in funding from the government sponsored program. The Company advanced Neoprobe (Israel) funds during 1997 to cover capital expenditures of approximately $1.8 million and operating expenses of approximately $2 million. In February 1998, the Company received loan proceeds of approximately $1.9 million under the government sponsored program. The Company expects to receive approximately $3.2 million in loan and grant proceeds under the approved program during 1998. The Company does not anticipate advancing any significant amount of funds to Neoprobe (Israel) during 1998.

At December 31, 1997, the Company had U.S. net operating tax loss carryforwards of approximately $75.8 million to offset future taxable income through 2012. Additionally, the Company has U.S. tax credit carryforwards of approximately $2.2 million available to reduce future income tax liability through 2012. Under Section 382 of the Internal Revenue Code of 1986, as amended, use of prior tax loss carryforwards is limited after an ownership change. As a result of ownership changes which occurred in March 1989 and in September 1994, the Company's tax loss carryforwards and tax credit carryforwards are subject to the limitations described by Section 382. The Company's international subsidiaries also have net operating tax loss carryforwards in their respective foreign jurisdictions.

The Company has performed a preliminary assessment of the year 2000 issue as it relates to the Company's information systems and vendor supplied application software. Based on these assessments, management does not anticipate any significant impact on the Company as a result of implications associated with that issue.

RESULTS OF OPERATIONS

Since inception, the Company has dedicated substantially all of its resources to research and development of its RIGS system for the intraoperative diagnosis and treatment of cancer. Until the appropriate regulatory approvals are received, the Company is limited in its ability to generate revenue. In September 1996, the Company executed a License and Distributorship Agreement with USSC giving USSC exclusive worldwide sales and marketing rights (excluding Korea and certain other Pacific Rim countries) for the Company's RIGS surgical cancer detection products. Effective October 17, 1997, the Company and USSC mutually agreed to terminate the Agreement, as amended. During 1997, the Company generated sales of Neoprobe 1000 and 1500 systems of $5 million.

Years ended 1997, 1996 and 1995.

Revenue and Other Income

The Company had net sales of approximately $5.1 million in 1997 compared to $1.2 million in 1996. Net sales included instrument sales of $5 million and blood serology products of $125,000 in 1997. In 1996, net sales included instrument sales of $780,000 and blood serology products of $391,000. Instrument sales increased as a result of the introduction of the Neoprobe 1500 system and the continuing growth of the lymphatic mapping technique. Sales of serology products at Neoprobe Europe continued to decrease as a result of the Company's efforts to develop the long-term production capacity for targeting agents. Other income during 1997 was $4 million and consisted of interest income of $2.2 million and miscellaneous income of $2 million representing recognition of income of a license fee received from USSC net of interest and
other expenses.   During 1996, other income was $2.4 million and represented primarily interest income earned during the period. During the period ended December 31, 1995, the Company had net sales of $960,000 consisting of instrument sales of approximately $157,000 and blood serology products of $803,000. Instrument sales increased in 1996 over 1995 levels as a result of the emergence of lymphatic mapping as a technique for treating patients with melanoma. Other income for 1995 was approximately $764,000 and consisted primarily of interest income.

Research and Development Expenses

Research and development expenses increased during 1997 to $19.7 million from $16.1 million in 1996. The increase is a result of a substantial increase in instrument development and design and in manufacturing validation activities during 1997. Clinical trial costs decreased during the year as clinical trial activity related to RIGScan CR49 declined following the submission of applications to regulatory bodies for marketing approval. The decline in costs related to RIGScan CR49 was partly offset by an increase in costs related to the development of activated cellular therapy technology during the period.

Research and development expenses also increased during 1996 to $16.1 million
from $7.8 million in 1995.   During 1996, the Company filed marketing
applications for regulatory approvals in Europe and in the U.S. The 1996 expenses reflect the costs associated with activities required by regulatory authorities for product approval. The activities included validating the Company's manufacturing processes and conducting audits of clinical trial data. In addition, during the period the Company continued its product development activities for the detection of other cancers and its activated cellular therapy program. The increase in research and development expenses was the result of increases in wages and benefits, contracted services and clinical trials. Wages and benefits increased primarily from hiring additional research and development staff and for non-cash compensation expense related to stock options which vested after reaching certain milestones. Additional staff was added during the year to support development of future RIGS diagnostic products and RIGS/ACT products. Contracted services increased primarily due to costs related to manufacturing validation and testing and to a non-cash expense of $500,000 from technology licenses acquired for internal development. Clinical trial costs increased over the previous period primarily from clinical studies associated with RIGS/ACT products and costs associated with the development of the Biologic License Application and the European marketing application.

Marketing and Selling Expenses

During 1997, marketing and selling expenses increased by $2.8 million over the previous year. The increase was directly related to increased instrument sales during the year. The Company was obligated to pay a commission to USSC for devices sold during the period for which the Agreement was in place. In addition, the Company hired additional marketing staff during the period to support the lymphatic mapping business. The increase in marketing expenses in 1996 from 1995 is the result of development of an internal sales and marketing department to support the anticipated launch of the Company's first RIGS product and the growing ILM market.

General and Administrative Expenses

During 1997, general and administrative expenses increased to $6.9 million from $6.2 million in 1996. The increase was primarily a result of growth in staff and increased costs for rent, leases, taxes and other expenses. Other expenses increased primarily as a result of greater travel and insurance costs.

General and administrative expenses increased during 1996 to $6.2 million from $4.1 million in 1995. The increase in 1996 was primarily a result of increased wages and benefits and miscellaneous expenses. Wages and benefits increased as a result of additional personnel hired in 1996 and non-cash expenses for stock option vesting. Miscellaneous expenses increased in 1996 primarily from increases in insurance, rent and taxes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item does not yet apply to the Registrant.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, and the related notes, together with the report of Coopers & Lybrand L.L.P. dated February 20, 1998, are set forth at pages [F-1 through F-18] attached hereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information regarding the Registrant's directors will be set forth at "ELECTION OF DIRECTORS in the Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement") which information is incorporated herein by reference. Information required by this Item concerning compliance with Section 16(a) of the Exchange Act will be set forth at "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the 1998 Proxy Statement which information is incorporated herein by reference. Information regarding the Registrant's executive officers is set forth in PART I of this report at "Supplemental Item. Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item will be set forth at "COMPENSATION OF MANAGEMENT" in the 1998 Proxy Statement which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item will be set forth at "SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS, DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS" in the 1998 Proxy Statement which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item will be set forth at "CERTAIN TRANSACTIONS" in the 1998 Proxy Statement which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (A) LIST OF EXHIBITS AND FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT
                    (3)  ARTICLES OF INCORPORATION AND BY-LAWS

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

                    10.1.1.--10.1.22. Reserved

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

                    10.1.24.        Reserved.

                    10.1.25. Rights Agreement between the Registrant and Continental Stock Transfer & Trust Company dated as of July 18, 1995 (see Exhibit 4.3).

                    10.1.26.--10.1.30.  Reserved.

                    10.2.1.-- 10.2.14. Reserved.

                    10.2.15. Option Agreements between the Registrant and David C. Bupp (incorporated by reference to
                                    Exhibit 10.7 to the Registrant's
                                    registration statement on Form S-1; No.
                                    33-51446 (the "Form S-1")).*

                    10.2.16.--10.2.17. Reserved.

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

                    10.2.19.--10.2.20. Reserved.

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

                    10.2.27.--10.2.28.  Reserved.

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

                    10.2.33         Reserved.

                    10.2.34. Restricted Stock Purchase Agreement dated June 5, 1996 between the Registrant and John
                                    L. Ridihalgh (incorporated by reference to Exhibit 10.2.32 to the Registrant's Annual Report on Form 10-KSB for the year ending December 31, 1997 (the "1997 Form 10-KSB");
                                    Commission File No. 0-26520).*

                    10.2.35. Restricted Stock Purchase Agreement dated June 5, 1996 between the Registrant and David C. Bupp (incorporated by reference to
                                    Exhibit 10.2.35 to the 1997 Form 10-KSB).*

                    10.2.36. Restricted Stock Purchase Agreement dated November 25, 1996 between the Registrant and Joseph R. Bianchine, as amended January 2, 1997 (incorporated by reference to Exhibit
                                    10.2.36 to the 1997 Form 10-KSB).*

                    10.2.37. 1996 Stock Incentive Plan dated January 18, 1996 as amended March 13, 1997.*

                    10.2.38. Non-Qualified Stock Option Agreement dated January 18, 1996 between the Registrant and John L. Ridihalgh.*

                    10.2.39. Non-Qualified Stock Option Agreement dated January 18, 1996 between the Registrant and David C. Bupp.*

                    10.2.40. Non-Qualified Stock Option Agreement dated February 3, 1997 between the Registrant and John L. Ridihalgh.*

                    10.2.41. Non-Qualified Stock Option Agreement dated February 3, 1997 between the Registrant and David C. Bupp.*

                    10.3.1. Technology Transfer Agreement dated July 29, 1992 between the Registrant and The Dow Chemical Corporation (incorporated by reference to Exhibit 10.10 to the Form S-1, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

                    10.3.2.--10.3.7. Reserved.


                    10.3.8. Supplemental Agreement dated July 19, 1985 between the Registrant and The Ohio State Uni versity, acting on behalf of the State of Ohio (incorporated by reference to Exhibit 10.17 to the Form S-1, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

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

                    10.3.12.--10.3.15. Reserved.

                    10.3.16. Drug Manufacture Agreement dated April 6, 1993 between the Registrant and Nordion Interna tional Inc. (incorporated by reference to Exhibit 10.55 to the 2nd Quarter 1993 Form 10-QSB, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

                    10.3.17.-10.3.28. Reserved.

                    10.3.29. Manufacturing and Supply Agreement dated February 20, 1995 between the Registrant and Bio-Intermediair, B.V. (incorporated by reference to Exhibit 10.3.29 to the 1994 Form 10-KSB).

                    10.3.30. Facility Agreement dated July 17, 1995 among Registrant, Neoprobe (Israel) Ltd., and Rotem Industries, Ltd. (incorporated by reference to Exhibit 10.3.30 to Registrant's Quarterly Report on Form 10-QSB for the quarter ending September 30, 1995, Commission File No. 0-26520 (the "3rd Quarter 1995 Form 10-QSB"), confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

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

                    10.3.39         Reserved.

                    10.3.40 Subscription and Option Agreement dated March 14, 1996 between Registrant and Cira Technologies Inc. (incorporated by reference to Exhibit 10.3.40 to the 1st Quarter 1996 Form 10-QSB)

                    10.3.41.-10.3.43. Reserved.

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

                    10.4.20. License and Distribution Agreement dated September 18, 1996 between Registrant and United States Surgical Corporation (incorporated by reference to Exhibit
                                    10.4.20 to the Registrant's Quarterly Report on Form 10-QSB, as amended by amendment no. 1 on Form 10-QSB/A, for the quarter ended September 30, 1996; Commission File No. 0-26520, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

                    10.4.21. First Amendment to the License and Distribution Agreement dated May 14, 1997 between Registrant and United States Surgical Corporation (incorporated by reference to Exhibit 10.4.21 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997;

                      Commission File No. 0-26520, which was filed pursuant to Rule 24b-2 under which the Registrant has requested confidential treatment of certain portions of this Exhibit).

              (11)    STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS.

                      11.1.  Computation of Net Loss Per Share.

              (21)    SUBSIDIARIES OF THE REGISTRANT.

                      21.1.  Subsidiaries of the Registrant.

              (23)    CONSENT OF EXPERTS AND COUNSEL.23.1

                      23.1   Consent of Coopers & Lybrand L.L.P.

              (24)    POWERS OF ATTORNEY.

                      24.1.  Powers of Attorney.

                      24.2. Certified resolution of the Registrant's Board of Directors authorizing officers and directors signing on behalf of the Company to sign pursuant to a power of attorney.

       (B) REPORTS ON FORM 8-K.

           No current report on Form 8-K was filed by the Registrant during the fourth quarter of fiscal 1997.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Dated: March 30, 1998
                                               NEOPROBE CORPORATION
                                               (the "Registrant")



                                               By: /s/ DAVID C. BUPP
                                                   ----------------------------
                                                   David C. Bupp, President and
                                                   Chief Executive Officer

      Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                                           TITLE                                      DATE


/s/DAVID C. BUPP                                    Director, President and Chief                      March 30, 1998
-------------------------------------
            David C. Bupp                           Executive Officer
                                                    (principal executive officer)


/s/JOHN SCHROEPFER*                                 Vice President, Finance and                        March 30, 1998
-------------------------------------               Administration
           John Schroepfer                          (principal financial officer)



/s/MELVIN D. BOOTH*                                 Director                                           March 30, 1998
-------------------------------------
           Melvin D. Booth


/s/JOHN S. CHRISTIE*                                Director                                           March 30, 1998
-------------------------------------
          John S. Christie


/s/C. MICHAEL HAZARD*                               Director                                           March 30, 1998
-------------------------------------
          C. Michael Hazard


/s/JULIUS R. KREVANS*                               Director                                           March 30, 1998
-------------------------------------
          Julius R. Krevans


/s/MICHAEL P. MOORE*                                Director                                           March 30, 1998
-------------------------------------
          Michael P. Moore


/s/JOHN L. RIDIHALGH*                               Director                                           March 30, 1998
-------------------------------------
          John L. Ridihalgh


/s/J. FRANK WHITLEY, JR.*                           Director                                           March 30, 1998
-------------------------------------
        J. Frank Whitley, Jr.


/s/JAMES F. ZID*                                    Director                                           March 30, 1998
-------------------------------------
            James F. Zid



              *By: /s/ DAVID C. BUPP
                   -------------------------------------------
                         David C. Bupp, Attorney-in-fact

================================================================================






                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                             -----------------------



                              NEOPROBE CORPORATION


                             -----------------------



                             FORM 10-K ANNUAL REPORT


                           FOR THE FISCAL YEAR ENDED:

                                DECEMBER 31, 1997



                             -----------------------


                              FINANCIAL STATEMENTS

                             -----------------------








================================================================================

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Stockholders of
Neoprobe Corporation

We have audited the accompanying consolidated balance sheets of Neoprobe Corporation and Subsidiaries (A Development Stage Company) as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1995, 1996, and 1997, and for the period from November 16, 1983 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neoprobe Corporation and Subsidiaries (A Development Stage Company) as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for the years ended December 31, 1995, 1996, and 1997, and for the period from November 16, 1983 (date of inception) to December 31, 1997, in conformity with generally accepted accounting principles.



                                        Coopers & Lybrand L.L.P.


Columbus, Ohio
February 20, 1998

NEOPROBE CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

December 31, 1996 and 1997

                             ASSETS                                        1996                  1997
                                                                       --------------       ---------------
Current assets:
    Cash and cash equivalents                                            $30,168,412            $9,921,025
    Available-for-sale securities                                         19,748,819            14,672,496
    Accounts receivable, net                                               1,240,474               793,376
    Inventory                                                                216,272               413,024
    Prepaid expenses                                                       1,605,897             1,211,598
    Note receivable                                                                              1,500,000
    Other current assets                                                     683,649               789,780
                                                                       --------------       ---------------

           Total current assets                                           53,663,523            29,301,299
                                                                       --------------       ---------------


Note receivable                                                            1,500,000
Property and equipment at cost:
    Equipment                                                              7,053,392             9,264,222
    Construction in progress                                               1,226,966             3,757,133
                                                                       --------------       ---------------

                                                                           8,280,358            13,021,355
                                                                       --------------       ---------------

      Less accumulated depreciation and amortization                     (1,831,997)           (2,596,459)
                                                                       --------------       ---------------

                                                                           6,448,361            10,424,896
                                                                       --------------       ---------------

Intangible assets, net of accumulated amortization of $84,750
  and $97,992 respectively                                                 2,130,335             1,715,834
Other assets                                                                 130,949               131,375
                                                                       --------------       ---------------

          Total assets                                                   $63,873,168           $41,573,404
                                                                       ==============       ===============












CONTINUED

NEOPROBE CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS, CONTINUED

              LIABILITIES AND STOCKHOLDERS' EQUITY                          1996                  1997
                                                                       ---------------       ---------------
Current liabilities:
    Accounts payable:
           Trade                                                         $  2,368,357          $  3,791,922
           Related parties                                                     36,298                56,250
    Accrued expenses                                                        2,951,430             2,743,293
    Deferred revenue                                                        2,000,000                     0
    Notes payable to finance company                                          155,091               202,615
    Capital lease obligation, current                                          76,161               156,140
                                                                       ---------------       ---------------

          Total current liabilities                                         7,587,337             6,950,220
                                                                       ---------------       ---------------


   Long term debt                                                           1,000,687             1,813,437
   Capital lease obligation                                                     8,096               255,355
                                                                       ---------------       ---------------

          Total liabilities                                                 8,596,120             9,019,012
                                                                       ---------------       ---------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock; $.001 par value; 5,000,000 shares
      authorized at December 31, 1996 and 1997; none
      outstanding (500,000 shares designated as Series A,
      $.001 par value, at December 31, 1996 and 1997; none
      outstanding)
    Common stock; $.001 par value; 50,000,000 shares
      authorized; 22,586,527 shares issued and
      outstanding at December 31, 1996;
      22,763,430 shares issued and outstanding at
      December 31, 1997                                                        22,587                22,763
    Additional paid in capital                                            119,293,862           120,034,876
    Deficit accumulated during the development stage                     (64,116,003)          (87,362,531)
    Unrealized gain on available for sale securities                         (29,859)               (9,290)
    Cumulative foreign currency translation adjustment                        106,461             (131,426)
                                                                       ---------------       ---------------

          Total stockholders' equity                                       55,277,048            32,554,392
                                                                       ---------------       ---------------

             Total liabilities and stockholders' equity                  $ 63,873,168          $ 41,573,404
                                                                       ===============       ===============




               The accompanying notes are an integral part of the
                       consolidated financial statements.

NEOPROBE CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                    November 16,
                                                                                                                   1983 (Date of
                                                                Years Ended December 31,                           Inception) to
                                              --------------------------------------------------------------        December 31,
                                                   1995                  1996                    1997                   1997
                                              ----------------      ----------------       -----------------      -----------------

Net sales                                        $    959,984          $  1,171,186            $  5,127,917           $  9,186,914
Cost of goods sold                                    505,998               676,773               1,575,699              3,703,996
                                              ----------------      ----------------       -----------------      -----------------
      Gross profit                                    453,986               494,413               3,552,218              5,482,918
                                              ----------------      ----------------       -----------------      -----------------


Operating expenses:
          Total research and development            7,829,476            16,082,761              19,656,804             64,556,138
          Total marketing and selling                       0             1,531,589               4,306,717              5,838,306
          Total general and administrative          4,147,841             6,221,981               6,853,283             31,079,615
                                              ----------------      ----------------       -----------------      -----------------
      Total operating expenses                     11,977,317            23,836,331              30,816,804            101,474,059
                                              ----------------      ----------------       -----------------      -----------------

Loss from operations:                            (11,523,331)          (23,341,918)            (27,264,586)           (95,991,141)
                                              ----------------      ----------------       -----------------      -----------------

Other income (expenses):
          Interest income                             603,275             2,179,345               2,156,795              5,922,180
          Interest expense                          (121,463)              (83,436)                (61,445)              (567,485)
          Other                                       282,144               276,866               1,922,708              3,273,915
                                              ----------------      ----------------       -----------------      -----------------
             Total other income:                      763,956             2,372,775               4,018,058              8,628,610
                                              ----------------      ----------------       -----------------      -----------------

Net loss                                        $(10,759,375)         $(20,969,143)           $(23,246,528)          $(87,362,531)
                                              ================      ================       =================      =================

Net loss per common share
   (basic and diluted)                                $(0.73)               $(1.06)                 $(1.02)
                                              ================      ================       =================

Weighted average number of shares
   outstanding during the year                     14,725,687            19,743,649              22,734,642
                                              ================      ================       =================




               The accompanying notes are an integral part of the
                       consolidated financial statements.

NEOPROBE CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                               NOVEMBER
                                                                                                               16, 1983
                                                                                                               (DATE OF
                                                                                                              INCEPTION)
                                                                 YEARS ENDED DECEMBER 31,                         TO
                                                   -----------------------------------------------------     DECEMBER 31,
                                                        1995               1996               1997               1997
                                                   ---------------     --------------     --------------     -------------

Cash flows from operating activities:
     Net loss                                       $(10,759,375)      $(20,969,143)      $(23,246,528)     $(87,362,531)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
       Depreciation and amortization                      551,992            652,623            896,522         3,104,840
       Loss on disposal of assets                           9,099             10,199            164,068           223,126
       Reissuance of treasury stock to 401(k) plan                                                                 20,450
       Minority interest                                                                                         (79,353)
       Non-cash expenditures for research and
          development                                                        500,000            500,000         1,000,000
       Compensation expense under restricted stock
          and stock option plans                                           1,683,750                            1,683,750
       Change in operating assets and liabilities:
          Accounts receivable                             396,725        (1,002,799)            446,066         (717,150)
          Inventory                                        64,757            248,734          (199,335)            12,370
          Prepaid expenses and other                    (252,076)          (566,291)            465,764         (769,916)
          Accounts payable                                 19,981            905,883          1,404,095         3,713,720
          Accrued expenses                                740,579          1,996,641          (133,131)         2,807,100
          Deferred revenue                                                 2,000,000        (2,000,000)                 0
                                                   ---------------     --------------     --------------     -------------

       Net cash used in operating activities          (9,228,318)       (14,540,403)       (21,702,479)      (76,363,594)


Cash flows from investing activities:
       Purchases of available-for-sale securities    (16,564,908)       (50,061,144)       (13,489,774)      (108,163,190)
       Proceeds from sales of available-for-sale        1,243,431         27,607,495          1,884,610        47,874,262
          securities
       Maturities of available-for-sale securities     10,763,965          9,982,000         16,739,201        45,703,943
       Purchase of property and equipment             (1,434,524)        (3,616,297)        (4,689,681)      (11,208,598)
       Patents and organization costs                   (132,416)          (126,209)          (197,873)         (988,052)
       Other                                                                    (78)                             (48,980)
                                                   ---------------     --------------     --------------     -------------

       Net cash (used in) provided by  investing      (6,124,452)       (16,214,233)            246,483      (26,830,615)
          activities

Cash flows from financing activities:
       Proceeds from notes payable                      1,243,696            180,242                            3,271,822
       Proceeds from issuance of common stock, net     23,995,737         50,117,201            716,769       102,535,690
       Payment of notes payable                         (137,109)          (153,638)          (177,042)       (3,006,170)
       Proceeds under capital leases                                                                              481,545
       Payments under capital leases                    (212,199)          (241,390)          (125,202)         (771,351)
       Proceeds from issuance of preferred stock                                                                8,845,879
       Treasury stock purchases                                                                                  (25,000)
       Proceeds from bank loan                                             1,000,687            812,750         1,813,437
                                                   ---------------     --------------     --------------     -------------

       Net cash provided by financing activities       24,890,125         50,903,102          1,227,275       113,145,852

Effect of exchange rate changes on cash                   (5,157)           (13,027)           (18,666)          (30,618)
                                                   ---------------     --------------     --------------     -------------

       Net increase (decrease) in cash and cash
          equivalents                                   9,532,198         20,135,439       (20,247,387)         9,921,025

       Cash and  cash  equivalents,  beginning  of        500,775         10,032,973         30,168,412
          period
                                                   ---------------     --------------     --------------     -------------

       Cash and cash equivalents, end of period      $ 10,032,973        $30,168,412        $ 9,921,025       $ 9,921,025
                                                   ===============     ==============     ==============     =============




               The accompanying notes are an integral part of the
                       consolidated financial statements.

NEOPROBE CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                        Common Stock                Preferred Stock           Additional
                                                  --------------------------    -------------------------       Paid-in
                                                    Shares         Amount         Shares         Amount         Capital
                                                  -----------    -----------    -----------    -----------    -----------

Balance, November 16, 1983
  (inception):
  Sale of common stock ($.002-$784 per
    share), net of cost                           3,649,174      $    3,649                                   $8,662,413
  Payment for stock purchase option                                                                               65,000
  Issued at $6 per share for
    converting debt to equity                        76,817              77                                      460,913
  Conversion of common stock
    to preferred stock                             (270,896)           (271)       541,792     $2,123,824     (2,123,553)
  Sale of preferred stock at                                                       484,849      2,000,002
    $4.12 per share
  Repurchased shares at $6                           (4,166)
    per share
  Reissued to 401(k) plan at                          5,228               1                                        2,025
    $6 per share
  Conversion of preferred
    stock to common stock                         1,715,205           1,715     (1,026,641)    (4,123,826)    10,967,988
  Issued to an employee for services                  1,750               2                                        6,998
  Sale of common stock and warrants
    in connection with IPO (1,725,000
    units at $6 per unit), net of costs           1,725,000           1,725                                    8,177,959
  Issued to employees at par value                   80,000              80
  Exercise of employee stock
    options at $2 per share                           9,200               9                                       18,391
  Sale of common stock and
    warrants (550,000 units
    at $12 per unit), net of costs                1,100,000           1,100                                    5,828,636
  Issued in connection with acquisitions            205,063             205                                    1,169,356
  Exercise of stock warrants
      ($3.75 - $6.00 per share                       12,140              12                                       50,065
  Sale of  common stock at
    $2.27 per shares, net of costs                2,000,000           2,000                                    4,426,825
  Exercise of warrants for common stock
    at $.001 per share in exchange for
    $550 (par value) and cancellation of
    other warrants of offsetting value              550,000             550
  Foreign currency translation adjustment
  Net loss since inception to
    December 31, 1994
                                                  -----------    -----------    -----------    -----------    -----------

                                                                                                 Unrealized
                                                      Deficit       Cumulative                      Gain
                                                    Accumulated      Foreign                     (Loss) on
                                                    During the       Currency                    Available-
                                                    Development     Translation     Treasury      for-Sale
                                                       Stage        Adjustment       Stock       Securities       Total
                                                    ------------    -----------    -----------   -----------    -----------

Balance, November 16, 1983
  (inception):
  Sale of common stock ($.002-$784 per
    share), net of cost                                                                                          $   8,666,062
  Payment for stock purchase option                                                                                     65,000
  Issued at $6 per share for
    converting debt to equity                                                                                          460,990
  Conversion of common stock
    to preferred stock
  Sale of preferred stock at
    $4.12 per share                                                                                                  2,000,002
  Repurchased shares at $6
    per share                                                                             $ (25,000)                   (25,000)
  Reissued to 401(k) plan at
    $6 per share                                                                             25,000                     27,026
  Conversion of preferred
    stock to common stock                                                                                            6,845,877
  Issued to an employee for services                                                                                     7,000
  Sale of common stock and warrants
    in connection with IPO (1,725,000
    units at $6 per unit), net of costs                                                                              8,179,684
  Issued to employees at par value                                                                                          80
  Exercise of employee stock
    options at $2 per share                                                                                             18,400
  Sale of common stock and
    warrants (550,000 units
    at $12 per unit), net of costs                                                                                   5,829,736
  Issued in connection with acquisitions                                                                             1,169,561
  Exercise of stock warrants
      ($3.75 - $6.00 per share                                                                                          50,077
  Sale of  common stock at
    $2.27 per shares, net of costs                                                                                   4,428,825
  Exercise of warrants for common stock
    at $.001 per share in exchange for
    $550 (par value) and cancellation of
    other warrants of offsetting value                                                                                     550
  Foreign currency translation adjustment                                 $94,012                                       94,012
  Net loss since inception to
    December 31, 1994                                 $(32,387,485)                                                (32,387,485)
                                                      ------------    -----------    -----------    -----------    -----------



CONTINUED

NEOPROBE CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED

                                       Common Stock                 Preferred Stock          Additional
                                 --------------------------    --------------------------     Paid-in
                                   Shares         Amount         Shares         Amount        Capital
                                 -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1994       10,854,515        $10,854              0             $0    $37,713,016

  Issued to 401(k) plan               3,253              3                                       13,065
  Exercise of stock
    warrants ($3.75 to              549,712            550                                    2,492,750
    $6.00 per share)
  Exercise of employee
    stock options ($2 to $6          97,745             98                                      328,486
    per share)
  Sale of common stock at
    $2.27 per share, net of       3,000,000          3,000                                    5,914,171
    costs
  Exercise of unit purchase
    option by underwriter
    at $2.22 per share, net         450,000            450                                      994,073
    of costs
  Sale of common stock at
    $5.50 per share, net of       1,650,000          1,650                                    8,287,902
    costs
  Sale of common stock at
    $10.50 per share, net           575,000            575                                    5,696,782
    of costs
  Issued in connection with
    investments by
    marketing partner
    ($9.03 to $15.97 per            154,575            155                                    1,524,542
    share), net of costs
  Foreign currency
    translation adjustment
  Unrealized gain on
    available-for-sale
    securities
  Net loss
                                 -----------    -----------    -----------    -----------    -----------


                                                                                 Unrealized
                                     Deficit       Cumulative                       Gain
                                   Accumulated      Foreign                      (Loss) on
                                   During the       Currency                     Available-
                                   Development     Translation     Treasury       for-Sale
                                      Stage        Adjustment       Stock        Securities        Total
                                   ------------    -----------    -----------    -----------    -----------

Balance, December 31, 1994        $(32,387,485)       $94,012             $0                    $5,430,397

  Issued to 401(k) plan                                                                             13,068
  Exercise of stock
    warrants ($3.75 to                                                                           2,493,300
    $6.00 per share)
  Exercise of employee
    stock options ($2 to $6                                                                        328,584
    per share)
  Sale of common stock at
    $2.27 per share, net of                                                                      5,917,171
    costs
  Exercise of unit purchase
    option by underwriter
    at $2.22 per share, net                                                                        994,523
    of costs
  Sale of common stock at
    $5.50 per share, net of                                                                      8,289,552
    costs
  Sale of common stock at
    $10.50 per share, net                                                                        5,697,357
    of costs
  Issued in connection with
    investments by
    marketing partner
    ($9.03 to $15.97 per                                                                         1,524,697
    share), net of costs
  Foreign currency
    translation adjustment                             72,895                                       72,895
  Unrealized gain on
    available-for-sale                                                               $46,480        46,480
    securities
  Net loss                         (10,759,375)                                                (10,759,375)
                                   ------------    -----------    -----------    -----------   -----------




CONTINUED

NEOPROBE CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED

                                       Common Stock                 Preferred Stock           Additional
                                 --------------------------    ---------------------------      Paid-in
                                   Shares         Amount         Shares         Amount          Capital
                                 -----------    -----------    -----------    ------------    ------------

  Balance, December 31, 1995     17,334,800        $17,335              0       $       0     $62,964,787

  Exercise of employee
    stock options at $2 to
    $6 per share                    132,075            132                                        553,139
  Exercise of stock
    warrants at $3.32 to
    $12.60 per share              2,904,421          2,905                                     18,165,986
  Issued to 401(k) plan at
    $3.46                             5,426              5                                         18,792
  Issued to employee in
    exchange for services            10,000             10                                        121,240
  Sale of common stock at
    $18.50  per share, net
    of costs                      1,750,000          1,750                                     30,190,777
  Issued in exchange for
    technology licenses at
    $16.03 per share                124,805            125                                      1,999,875
  Issued in exchange for
    note receivable and
    development activities
    at $20.25 per share             125,000            125                                      2,531,125
  Issued in conversion of
    debentures at $5.93 per
    share                           200,000            200                                      1,185,641
  Vesting of compensatory
    employee options                                                                            1,562,500
  Foreign currency
    translation adjustment
  Unrealized loss on
    available-for-sale
    securities
  Net loss
                                 -----------    -----------    -----------    ------------   ------------

Balance, December 31, 1996       22,586,527         22,587              0               0     119,293,862

  Exercise of employee
    stock options at $2.50
    to $15.75  per share             85,510             85                                        361,500
  Issued to 401(k) plan at
    $14.61                            1,672              2                                         24,422
  Exercise of stock
    warrants at $3.32 to
    $6.05 per share                  89,721             89                                        355,092
  Foreign currency
    translation adjustment
  Unrealized gain on
    available-for-sale
    securities
  Net loss
                                 -----------    -----------    -----------    ------------   ------------
Balance, December 31, 1997       22,763,430        $22,763               0      $       0    $120,034,876
                                 ===========    ===========    ===========    ============   ============

                                                                               Unrealized
                                     Deficit       Cumulative                     Gain
                                   Accumulated      Foreign                     (Loss) on
                                   During the       Currency                    Available-
                                   Development     Translation    Treasury       for-Sale
                                      Stage        Adjustment       Stock       Securities      Total
                                   ------------    -----------    ----------    -----------   -----------

  Balance, December 31, 1995       $(43,146,860)     $166,907     $        0     $   46,480   $20,048,649

  Exercise of employee
    stock options at $2 to
    $6 per share                                                                                  553,271
  Exercise of stock
    warrants at $3.32 to
    $12.60 per share                                                                           18,168,891
  Issued to 401(k) plan at
    $3.46                                                                                          18,797
  Issued to employee in
    exchange for services                                                                         121,250
  Sale of common stock at
    $18.50 per share, net
    of costs                                                                                   30,192,527
  Issued in exchange for
    technology licenses at
    $16.03 per share                                                                            2,000,000
  Issued in exchange for
    note receivable and
    development activities
    at $20.25 per share                                                                         2,531,250
  Issued in conversion of
    debentures at $5.93 per
    share                                                                                       1,185,841
  Vesting of compensatory
    employee options                                                                            1,562,500
  Foreign currency
    translation adjustment                            (60,446)                                     (60,446)
  Unrealized loss on
    available-for-sale                                                            (76,339)        (76,339)
    securities
  Net loss                         (20,969,143)                                               (20,969,143)
                                  ------------      ----------     ----------    -----------   -----------

Balance, December 31, 1996         (64,116,003)       106,461              0       (29,859)     55,277,048

  Exercise of employee
    stock options at $2.50
    to $15.75 per share                                                                          361,585
  Issued to 401(k) plan at
    $14.61                                                                                         24,424
  Exercise of stock
    warrants at $3.32 to
    $6.05 per share                                                                               355,181
  Foreign currency
    translation adjustment                           (237,887)                                    (237,887)
  Unrealized gain on
    available-for-sale                                                              20,569         20,569
    securities
  Net loss
                                   (23,246,528)                                               (23,246,528)
                                   ------------     ----------     ----------    -----------   -----------
Balance, December 31, 1997        $(87,362,531)     $(131,426)     $        0      $ (9,290)   $32,554,392
                                   ============     ==========     ==========    ===========   ===========




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     a. ORGANIZATION AND NATURE OF OPERATIONS: Neoprobe Corporation ("the Company"), a Delaware corporation, is a development stage enterprise engaged in the development and commercialization of technologies for the diagnosis and treatment of cancers. There can be no assurance that the Company will be able to commercialize its proposed products. No significant revenues will be derived from the commercial marketing of the Company's RIGS(R) products until after the necessary government approvals are obtained. Expenses incurred have been primarily for research and development activities and administration, resulting in an accumulated deficit of approximately $87 million. The Company is dependent on the proceeds of its securities and other financing vehicles to continue the commercial development of its proposed products.

     b. BASIS OF PRESENTATION: The consolidated financial statements of the Company include the accounts of the Company and its majority-owned subsidiaries. Investments in joint ventures and in 20% to 50% owned affiliates are to be accounted for on the equity method. Investments in less than 20% owned affiliates are accounted for on the cost method. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     e. AVAILABLE-FOR-SALE SECURITIES: Information related to amortized cost and fair value of available-for-sale securities, utilizing the specific identification method, at December 31, 1996 and 1997 is provided below:

                                                                                          GROSS
                                                                     AMORTIZED          UNREALIZED
                               1996                                     COST               LOSSES           FAIR VALUE
                               ----                               -----------------    --------------    ---------------

           Mortgage-backed U.S. Government securities              $   1,141,528        $(20,663)           $ 1,120,865
           Corporate debt securities                                  18,637,150          (9,196)            18,627,954
                                                                  =================    ==============    ===============
                                                                     $19,778,678        $(29,859)           $19,748,819
                                                                  =================    ==============    ===============

                               1997
                               ----

           Mortgage-backed U.S. Government securities              $     993,214       $  (6,508)         $     986,706
           Corporate debt securities                                  13,688,572          (2,782)            13,685,790
                                                                  =================    ==============    ===============
                                                                     $14,681,786       $  (9,290)           $14,672,496
                                                                  =================    ==============    ===============

         The fair value of available-for-sale debt securities at December 31, 1996 and 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as, under an existing investment agreement, the Company has the ability and intent to hold all securities for short-term working capital purposes.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                                           AMORTIZED
                                  1996                       COST              FAIR VALUE
                                  ----                  ----------------    -----------------

                  Due one year or less                    $15,483,515          $15,498,661
                  Due after one year through five
                  years                                     4,295,163            4,250,158
                                                        ================    =================
                                                          $19,778,678          $19,748,819
                                                        ================    =================

                                  1997
                                  ----

                  Due one year or less                    $11,278,897          $11,282,535
                  Due after one year through five
                  years                                     3,402,889            3,389,961
                                                        ================    =================
                                                          $14,681,786          $14,672,496
                                                        ================    =================

     f. INVENTORY: The components of inventory at December 31, 1996 and 1997, are as follows:

                                                             1996              1997
                                                         --------------     ------------

                      Materials and component parts        $  51,264        $  36,890
                      Work in process                         94,389          145,234
                      Finished goods                          70,619          230,900
                                                         --------------     ------------
                                                            $216,272         $413,024
                                                         ==============     ============

         All components of inventory are valued at the lower of cost (first-in, first-out) or market.

     g. PROPERTY AND EQUIPMENT: Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets ranging from 3 to 20 years. Maintenance and repairs are charged to expense as incurred, while renewals and improvements are capitalized. Equipment includes $571,563 and $518,507 of equipment under capital leases and accumulated amortization of $393,384 and $119,432 at December 31, 1996 and 1997, respectively.

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

     i. SALES REVENUE: The Company has derived revenues from the sale of blood group serology products and from sales of its radiation detection instruments. These sale transactions are independent of the clinical testing agreements and are not contingent upon the completion or results of clinical testing. The Company recognizes sales revenue when the product is shipped. For the year ended December 31, 1996, approximately $328,000 of net sales were concentrated between two customers.

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

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

     m. NET LOSS PER COMMON SHARE: In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and replaces the presentation of primary EPS with a presentation of basic EPS and diluted EPS. There are no differences in basic and diluted EPS for the Company related to any of the years presented. The net loss per common share for all periods presented excludes the number of common shares issuable on exercise of outstanding stock options and warrants into the Company's common stock since such inclusion would be antidilutive.

     n. IMPACT OF ACCOUNTING STANDARDS: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income in a full set of general purpose financial statements. The Company will be required to adopt this statement as of January 1, 1998. If the Company had adopted this statement as of January 1, 1996, comprehensive loss for the years ended December 31, 1996 and 1997 would have been $21,105,928 and $23,463,846, respectively.

     o. RECLASSIFICATIONS: Certain amounts have been reclassified to conform with the 1997 presentation.

2.   ACCOUNTS RECEIVABLE:

     Accounts receivable at December 31, 1996 and 1997, net of allowance for doubtful accounts of $0 and $130,660, respectively, consist of the following:

                                                        1996               1997
                                                   ---------------     --------------

                           Trade                    $   856,682        $   769,578
                           Related Parties               28,771                  0
                           Other                        355,021             23,798
                                                   ===============     ==============
                                                     $1,240,474           $793,376
                                                   ===============     ==============

3.   NOTE RECEIVABLE:

     At December 31, 1996 and 1997, note receivable represents a convertible debenture from XTL Biopharmaceuticals Ltd. ("XTL") held by the Company related to an Investment Research and Development Agreement (Note 11). The debenture was due on February 13, 1998 and bore interest at 5%, payable annually. On January 30, 1998, the Company exercised its option to convert the debentures into 443,690 shares of Class A Common stock of XTL.

4.   ACCRUED EXPENSES:

     Accrued expenses at December 31, 1996 and 1997 consist of the following:

                                                             1996               1997
                                                        ----------------    --------------

                          Royalties                        $   46,628        $  171,570
                          Compensation                      1,223,160           578,683
                          Taxes                                36,712            34,061
                          Inventory purchases                                   204,666
                          Contracted Services & Other       1,644,930         1,754,313
                                                        ================    ==============
                                                           $2,951,430        $2,743,293
                                                        ================    ==============

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


5.   LONG-TERM DEBT:

     Neoprobe (Israel), a 95%-owned subsidiary of the Company, is in the process of constructing a radiolabeling facility near Dimona, Israel, for use in future operations of the Company. Construction of the facility is being partially financed under an investment program approved by the state of Israel's Finance committee (the "Committee"). During the third quarter of 1997, Neoprobe (Israel) was notified that the Committee had approved a $5.2 million increase in the approved investment, bringing the total approved investment to $9.9 million. Under the approved program, Neoprobe (Israel) is entitled to government grants and government loan guarantees equal to a percentage of the total loan taken for the construction and operation of the facility. Amounts received under the agreement are collateralized by certain property obtained through the use of proceeds received. As of December 31, 1997, Neoprobe (Israel) has received $1.8 million and $875,000 in the form of loans and grants, respectively. Amounts received as loans bear interest at the LIBOR rate plus a specified percentage based on the exchange rate differential between the Israeli shekel and the U.S. dollar, or approximately 7% at December 31, 1997. Principal payments are due at various dates based on the date of each respective loan draw. Based on loan draws received to date, principal amounts of approximately $66,037, $334,540, $575,703, $403,443 and $162,280 become due in 1998 through 2002, respectively, and $271,434 in 2003 and beyond.

6.   INCOME TAXES:

     As of December 31, 1997, the Company's net deferred tax assets in the U.S. were approximately $25.9 million related principally to net operating loss carryforwards of approximately $75.8 million available to offset future taxable income, if any, through 2012 and tax credit carryforwards of approximately $2.2 million (principally research and development) available to reduce future income tax liability after utilization of tax loss carryforwards, if any, through 2012. Due to the uncertainty surrounding the realization of these favorable tax attributes in future tax returns, all of the net deferred tax assets have been fully offset by a valuation allowance.

     Under Section 382 of the Internal Revenue Code of 1986, as amended, the utilization of U.S. net operating loss carryforwards may be limited under the change in stock ownership rules of the Internal Revenue Code. As a result of ownership changes which occurred in September 1994 and March 1989, the Company's net operating loss carryforwards and tax credit carryforwards are subject to these limitations.

     In general, it is the intention of the Company to reinvest the earnings of non-U.S. subsidiaries in those operations. At December 31, 1997, the Company's international subsidiaries have net operating loss carryforwards of approximately $6.3 million available to offset future statutory income in those jurisdictions. As both subsidiaries are currently in loss positions, no amounts have been estimated to be remitted; accordingly, no amounts have been provided for income tax consequences related to international subsidiaries. Utilization of net operating losses within foreign jurisdictions may also be subject to statutory limitation should changes in ownership of subsidiaries occur in future years.

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

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


         During 1996 and 1997, total cash generated from public offerings and private placements of common stock is as follows:

                                                                    1996            1997
                                                                    ----            ----
         Public offerings, including exercise of warrants       $47,988,930       $355,092
         Private placements and exercise of options               2,128,271        361,500
                                                                -----------       --------
                                                                $50,117,201       $716,592
                                                                ===========       ========

     b.  STOCK OPTIONS:

         At December 31, 1997, the Company has two stock-based compensation plans which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized related to fixed options granted under the plans. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with FASB Statement No. 123, the Company's net loss per share would have been increased to the pro forma amounts indicated below:

                                                                1995                1996                1997
                                                          -----------------    ----------------    ----------------

           Net loss                      As reported      $(10,759,375)        $(20,969,143)         $(23,246,528)
                                         Pro forma        $(11,319,278)        $(22,017,227)         $(25,273,241)

           Net loss per common           As reported      $      (0.73)        $      (1.06)         $      (1.02)
           share (basic and diluted)
                                         Pro Forma        $      (0.77)        $      (1.06)         $      (1.11)

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

         Options granted under the Amended Plan generally vest on a monthly basis over two to four years. Options granted under the 1996 Plan generally vest on an annual basis over three years. However, approximately 400,000 options and 50,000 options have been granted under the Amended Plan and the 1996 Plan, respectively, which vest based on the achievement of specific goals.

         Outstanding options under the plans, if not exercised, generally expire ten years from their date of grant or on the date of an optionee's separation from employment with the Company, except for those options granted in conjunction with employment agreements, which will expire ten years from their date of grant or two years after cessation of the optionee's employment, whichever occurs first.

         The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for 1995, 1996, and 1997, respectively: average risk-free interest rates of 7.4%, 5.7%, and 6.4%; expected average lives of three and four years; no dividend rate for any year; and volatility of 181% for 1995 and 1996 and 72% for 1997.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


          A summary of the status of the Company's stock option plans as of December 31, 1995, 1996, and 1997, and changes during the years ended on those dates is presented below:

                                            1995                          1996                           1997
                                 ---------------------------    --------------------------    ---------------------------
                                                  WEIGHTED                     WEIGHTED                       WEIGHTED
                                                  AVERAGE                       AVERAGE                        AVERAGE
                                                  EXERCISE                     EXERCISE                       EXERCISE
                                  OPTIONS          PRICE         OPTIONS         PRICE         OPTIONS          PRICE
                                 -----------     -----------    ----------     ----------     -----------    ------------
          Outstanding at
            beginning of year     1,211,300         $ 3.29       1,723,543        $ 2.93        2,002,138       $ 5.60
          Granted                   680,780         $ 2.64         457,700        $15.38          427,900       $13.50
          Forfeited                 (70,792)        $ 5.68         (47,030)       $ 6.92         (150,425)      $13.90
          Exercised                 (97,745)        $ 3.36        (132,075)       $ 4.19          (85,510)      $ 4.25
                                 -----------                    ----------                    -----------

          Outstanding at
            end of year           1,723,543         $ 2.93       2,002,138        $ 5.60        2,194,103       $ 7.81
                                 ===========                    ==========                    ===========

          Options
          exercisable
             at end of year         931,762                      1,265,893                      1,369,557

          Included in outstanding options as of December 31, 1997 are 319,997 options exercisable at a weighted-average price of $4.02 per share which vest on the meeting of certain Company achievements.

          The following table summarizes information about the Company's stock options outstanding at December 31, 1997:

                                               OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                --------------------------------------------------    -------------------------------
                                                       WEIGHTED
                                    NUMBER             AVERAGE         WEIGHTED           NUMBER          WEIGHTED
                                OUTSTANDING AT        REMAINING         AVERAGE        EXERCISABLE         AVERAGE
              RANGE OF           DECEMBER 31,        CONTRACTUAL       EXERCISE        AT DECEMBER        EXERCISE
           EXERCISE PRICES           1997                LIFE            PRICE           31, 1997           PRICE
          ------------------    ----------------     -------------    ------------    ---------------    ------------

          $2.00  -  $3.00              640,938        6.34 Years        $ 2.56              350,772        $ 2.62
          $3.88  -  $5.75               51,625        4.47 Years        $ 4.63               51,625        $ 4.63
          $6.00  -  $6.00              736,140        5.46 Years        $ 6.00              732,808        $ 6.00
          $6.50  -  $17.75             765,400        8.64 Years        $14.15              234,352        $14.15
                                ----------------     -------------    ------------    ---------------    ------------

          $2.00  -  $17.75           2,194,103        6.80 Years        $ 7.81            1,369,557        $ 6.48
                                ================                                      ===============

     c.  STOCK WARRANTS:

         At December 31, 1997, there are approximately 67,922 warrants outstanding to purchase common stock of the Company. The warrants are exercisable at prices ranging from $3.00 to $17.92 per share with a weighted average exercise price per share of $6.34. The warrants expire on various dates from 1999 through 2000.

     d.  COMMON STOCK RESERVED:

         Shares of authorized common stock have been reserved for the exercise of all options and warrants outstanding.

8.   SHAREHOLDER RIGHTS PLAN:

     During July 1995, the Company's Board of Directors adopted a Shareholder Rights Plan. Under the plan, one "Right" is to be distributed for each share of common stock held by shareholders on the close of business on August 28, 1995. The Rights are exercisable only if a person and its affiliate commences a tender offer or exchange offer for 15% or more of the common stock, or if there is a public announcement that a person and its affiliate has acquired beneficial ownership of 15% or more of the common stock, and if the Company does not redeem the Rights during the specified redemption

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     period. Initially, each Right, upon becoming exercisable, would entitle the holder to purchase from the Company one unit consisting of 1/100th of a share of Series A Junior Participating Preferred Stock at an exercise price of $35 (which is subject to adjustment). Once the Rights become exercisable, if any person, including its affiliate, acquires 15% or more of the common stock of the Company, each Right other than the Rights held by the acquiring person and its affiliate becomes right to acquire common stock having a value equal to two times the exercise price of the Right. The Company is entitled to redeem the Rights for $0.01 per Right at any time prior to the expiration of the redemption period. The Shareholder Rights Plan and the Rights will expire on August 28, 2005.

9.   INTERNATIONAL OPERATIONS:

     The following information relates to Neoprobe Europe AB (Sweden) and Neoprobe (Israel) Ltd., the Company's international subsidiaries:

                                                  1995              1996                   1997
                                              --------------    --------------     ---------------------

                  Net sales                    $  800,000        $  390,000              $  140,000
                  Loss from operations          1,680,000         3,560,000               2,950,000
                  Identifiable assets           3,290,000         5,500,000               9,550,000

10.  RELATED-PARTY TRANSACTIONS:

     A partner of a law firm which provides various legal services to the Company, including patent and trademark filings and prosecuting patent and trademark applications, is an officer and former director of the Company. Costs incurred related to services performed and patent maintenance fees paid by this firm approximated $201,000, $201,000, and $302,000 for the years ended December 31, 1995, 1996, and 1997, respectively, and $1,815,000 for the period November 16, 1983 (inception) through December 31, 1997. The Company owed this law firm approximately $12,500 and $21,800 at December 31, 1996 and 1997, respectively.

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

     b.  LICENSE AND TECHNOLOGY AGREEMENTS:

         In July 1992, the Company entered into a revised agreement with The Dow Chemical Company (Dow) for an exclusive global commercial sublicense to a specific antibody for use in RIGS system products subject to the approval of the National Cancer Institute of the National Institutes of Health (NCI/NIH). The NCI/NIH approved the sublicense arrangement in 1993. The agreement provides that the Company will pay Dow royalties on RIGS surgical system antibody product revenues. In October 1995, the Company entered an exclusive worldwide license agreement with Dow for use of its iodination technology. Under this agreement, the Company must pay royalties to Dow on net sales of radiolabeled targeting agents produced with Dow's iodination technology. The license lasts through the life of any patent covering this process. A retired officer of Dow is a director of the Company.

         In April 1993, the Company entered into a long-term clinical and commercial supply agreement with Nordion International Inc. (Nordion) for the radiolabeling of the Company's monoclonal antibody for clinical trials and commercial sale. The agreement will remain in force for a minimum of three years after the Company is granted

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


         approval to market in the U.S. or Europe. The Company agreed to purchase certain quantities of the radiolabeled antibody throughout the term of the agreement at prices already set or to be determined based on current information at the time of commercial approval. The Company incurred costs of approximately $350,000, $1.3 million, and $1.1 million for the years ended December 31, 1995, 1996, and 1997, respectively, and $3.6 million since execution of the agreement through December 31, 1997.

         In July 1995, the Company entered into an agreement with Neoprobe (Israel) and Rotem Industries Ltd. (Rotem) which amended and superseded a similar agreement dated April 1994 for Rotem's assistance in the construction and operation of a radiolabeling facility for the Company's targeting agents. In consideration for their assistance, Rotem received a 5% equity interest in Neoprobe (Israel) and a monthly retainer until the facility is complete. Once the radiolabeling facility is complete, Rotem will be paid a management fee based on the volume of production. Rotem has the option to acquire an additional 5% equity interest in Neoprobe (Israel) during the period from July 1, 1996 to June 30, 1998 at a purchase price to be determined later. If this option is not exercised and if certain sales levels have not been met by the end of 1999, Rotem has the right to receive an additional 4% equity interest. Rotem is guaranteed a 5% equity interest in Neoprobe (Israel) until such time as the contributed equity investment by the Company exceeds $2 million and the expenditures on the facility exceed $8,000,000 or the annual units shipped exceed 50,000.

         In February 1996, the Company and XTL Biopharmaceuticals Ltd. ("XTL") executed a series of agreements, including an Investment Agreement and a Research and Development Agreement whereby XTL will perform specific research activities using XTL's proprietary technology for the development of future products for the Company. The Company purchased $1.5 million of convertible debentures of XTL, convertible into shares of common stock of XTL. The Company also acquired a warrant affording Neoprobe the option to purchase an additional equity interest in XTL. Neoprobe issued 125,000 shares of common stock to XTL in exchange for the convertible debentures, a three-year warrant, and (approximately $1 million) product development activities.

         In March 1996, the Company executed a Subscription and Option Agreement with Cira Technologies, Inc.("Cira"), under which the Company received a 10% equity interest in Cira and an option to increase its interest in Cira by 15%. The Company's chairman is a director and shareholder of Cira. The Company and Cira also entered into an agreement under which the Company will provide financial, clinical, and technical support to conduct a clinical study using Cira's technology, and the Company will have an option to acquire an exclusive global license for Cira's technology. The Company's financial commitment for this clinical study will not exceed $500,000, and the Company has the right to terminate the agreement upon review of interim results of the clinical study. The Company has incurred expenses of approximately $125,000 and $239,000 for the years ended December 31, 1996 and 1997, respectively, under this agreement.

         In May 1996, the Company executed two license agreements with Dow, whereby the Company was granted an exclusive license to technology (including the right to sublicense) covered by patents held by Dow. In exchange, the Company issued Dow 124,805 shares of common stock valued at $2 million. The Company agreed to make payments to Dow following achievement of certain development and commercial milestones by the Company. In addition, if the Company sublicenses the technology, the Company must pay Dow a certain percentage of all payments received by the Company. During 1997, the Company determined that due to specific clinical development achievements of competing technology, $500,000 of the cost of this technology should be expensed as research and development costs. At December 31, 1996 and 1997, approximately $1.5 million and $1 million, respectively, are included in intangible assets related to this technology representing assets with alternative future uses.

         In September 1996, the Company executed a License and Distributorship Agreement ("Agreement") with the United States Surgical Corporation ("USSC"). Effective October 17, 1997, the Company and USSC agreed to terminate the Agreement, as amended. In connection with the termination, after receipt of payment, the Company agreed to pay USSC net commissions on orders received prior to the effective date of the termination and to continue to warranty and service devices sold under the terms of the Agreement. The parties have also agreed to discharge and release the other from all remaining claims and financial obligations relating to the Agreement, including license fees. The Company had also received $2 million from USSC on execution of the Agreement in 1996 and recognized this amount as income in the fourth quarter of 1997 concurrent with the termination of the Agreement.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

12.  LEASES:

     The Company leases certain office and manufacturing equipment under capital leases which expire on various dates through 2002. In December 1996, the Company entered into a seventy-seven month lease agreement for office space, commencing April 1, 1997. In September 1996, the Company entered into an operating lease agreement for Neoprobe Europe's manufacturing facility, which will terminate in August 2004.

     The future minimum lease payments for the years ending December 31 are as follows:

                                                                         CAPITAL          OPERATING
                                                                         LEASES            LEASES
                                                                   ---------------   ----------------

                            1998                                       $168,884        $   562,224
                            1999                                        106,787            567,225
                            2000                                         91,301            570,582
                            2001                                         56,590            571,596
                            2002                                         14,148            580,604
                                                                   ---------------   ----------------
                                                                        437,710         $2,852,231
                                                                                     ================
                            Less amount representing
                             interest                                    26,215
                                                                   ---------------
                            Present value of net minimum
                             lease payments                            $411,495
                                                                   ===============

     Total rental expense under operating leases was approximately $492,000, $621,000, and $850,000 for the years ended December 31, 1995, 1996, and 1997, respectively, and $3 million for the period November 16, 1983 (inception) to December 31, 1997.

13.  EMPLOYEE BENEFIT PLAN:

     The Company maintains an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions and the Company may, but is not obligated to, match a portion of the employee's contribution with the Company's common stock, up to a defined maximum. The Company recorded expenses of $18,700, $19,500, and $57,300 related to common stock to be contributed to the plan in 1995, 1996, and 1997, respectively, and $128,700 for the period November 16, 1983 (inception) through December 31, 1997.

14. SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS:

     The Company paid interest, net of amounts capitalized, aggregating $37,182, $35,917, and $62,653 for the years ended December 31, 1995, 1996, and 1997, respectively, and $430,056 for the period November 16, 1983 (inception) through December 31, 1997.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

     During 1996, the Company issued common stock valued at a total of $5.7 million in exchange for license rights, convertible debentures, warrants, and product development activities. The Company also incurred capital lease obligations of approximately $29,000 and $455,000 in 1995 and 1997, respectively, to finance equipment.

15.  CONTINGENCIES:

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

================================================================================






                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                             -----------------------



                              NEOPROBE CORPORATION


                             -----------------------



                             FORM 10-K ANNUAL REPORT


                           FOR THE FISCAL YEAR ENDED:

                                DECEMBER 31, 1997



                             -----------------------


                                    EXHIBITS

                             -----------------------








================================================================================

                                  EXHIBIT INDEX

     EXHIBIT                                                                        NUMBER OF PAGES                 PAGE IN MANUALLY
      NUMBER                            DESCRIPTION                              IN ORIGINAL DOCUMENT+              SIGNED ORIGINAL

        3.1.           Complete Restated Certificate of Incorporation of
                       Neoprobe Corporation, as corrected and as amended                       9                                *
                                                                                             ----

        3.2.           Amended and Restated By-Laws, as amended                               15                                *
                                                                                             -----

        4.1.           See Articles FOUR, FIVE, SIX and SEVEN of the
                       Restated Certificate of Incorporation of Registrant                     3                                *
                                                                                             ----

        4.2.           See Articles II and VI and Section 2 of Article III and
                       Section 4 of Article VII of the Amended and Restated
                       By-Laws of the Registrant                                              13                                *
                                                                                             -----
        4.3.           Rights Agreement dated as of July 18, 1995 between
                       the Registrant and Continental Stock Transfer & Trust
                       Company.                                                               47                                *
                                                                                             -----
  10.1.1.-10.1.22.     Reserved

      10.1.23.         Brokers' Warrants for the purchase of shares of Common
                       Stock dated June 30, 1995 issued to officers of Sunrise
                       Financial Corporation. This exhibit is one of six
                       substantially identical instruments and is accompanied by
                       a schedule identifying the other documents omitted and
                       setting forth the material details in which such
                       documents differ from the one that is filed therewith.                 10                                *
                                                                                             -----
      10.1.24.         Reserved


      10.1.25.         Rights Agreement between the Registrant and
                       Continental Stock Transfer & Trust Company dated as
                       of July 18, 1995.                                                      47                                *
                                                                                             -----

  10.1.26.-10.1.30.    Reserved                                                               18                                *
                                                                                             -----

-------------------
+ The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Stockholders upon the payment of a fee of fifty cents ($.50) a page.

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
                                                                                           -----

  10.2.27.-10.2.28.    Reserved

      10.2.29.         Non-Qualified Stock Option Agreement dated February 16,
                       1995 between the Registrant and John L.
                       Ridihalgh                                                              3                                 *
                                                                                           -----
      10.2.30.         Non-Qualified Stock Option Agreement dated
                       February 16, 1995 between the Registrant and
                       David C. Bupp                                                          3                                 *
                                                                                           -----
      10.2.31.         Employment Agreement dated as of January 1, 1996
                       between the Registrant and John L. Ridihalgh                           7                                 *
                                                                                           -----

      10.2.32.         Employment Agreement dated as of January 1, 1996
                       between the Registrant and David C. Bupp                              12                                 *
                                                                                           -----

      10.2.33.         Reserved

-------------------
+ The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Stockholders upon the payment of a fee of fifty cents ($.50) a page.

* Incorporated by reference.

      10.2.34.         Restricted Stock Purchase Agreement dated June 5,
                       1996 between the Registrant and John L. Ridihalgh                      4                                 *
                                                                                            -----

      10.2.35.         Restricted Stock Purchase Agreement dated June 5,
                       1996 between the Registrant and David C. Bupp                          4                                 *
                                                                                            -----

      10.2.36.         Restricted Stock Purchase Agreement dated as of
                       November 25, 1996 between the Registrant and Joseph
                       R. Bianchine, as amended January 2, 1997                               4                                 *
                                                                                            -----
      10.2.37.         1996 Stock Incentive Plan dated January 18, 1996 as
                       amended March 13, 1997                                                21
                                                                                            -----
      10.2.38.         Non-Qualified Stock Option Agreement dated January
                       18, 1996 between the Registrant and John L. Ridihalgh                  3
                                                                                            -----
      10.2.39.         Non-Qualified Stock Option Agreement dated January
                       18, 1996 between the Registrant and David C. Bupp                      3
                                                                                            -----
      10.2.40.         Non-Qualified Stock Option Agreement dated
                       February 3, 1997 between the Registrant and John L.
                       Ridihalgh                                                              3
                                                                                            -----
      10.2.41.         Non-Qualified Stock Option Agreement dated
                       February 3, 1997 between the Registrant and David C.
                       Bupp                                                                   3
                                                                                            -----

       10.3.1.         Technology Transfer Agreement dated July 29, 1992 between
                       the Registrant and The Dow Chemical Corporation (subject
                       to an order granting portions
                       thereof confidential treatment)                                       15                                 *
                                                                                            -----
   10.3.2.-10.3.7.     Reserved

       10.3.8.         Supplemental Agreement dated July 19, 1985 between the
                       Registrant and The Ohio State University, acting on
                       behalf of the State of Ohio (subject to an order
                       granting portions thereof confidential treatment)                     10                                 *
                                                                                            -----

-------------------
+ The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Stockholders upon the payment of a fee of fifty cents ($.50) a page.

* Incorporated by reference.


       10.3.9.         Task Order Agreement for Sponsored Clinical Research
                       dated May 15, 1992, between the Registrant and The Ohio
                       State University Research Foundation (subject to an order
                       granting portions thereof
                       confidential treatment)                                                7                                 *
                                                                                            -----
      10.3.10.         License Agreement dated July 23, 1992 between the
                       Registrant and The Ohio State University Research
                       Foundation (subject to an order granting portions
                       thereof confidential treatment)                                        8                                 *
                                                                                            -----
      10.3.11.         License Agreement dated July 23, 1992 between the
                       Registrant and The Ohio State University Research
                       Foundation (subject to an order granting portions
                       thereof confidential treatment)                                        8                                 *
                                                                                            -----
  10.3.12.-10.3.15.    Reserved

      10.3.16.         Drug Manufacture Agreement dated April 6, 1993
                       between the Registrant and Nordion International Inc.
                       (subject to an order granting portions thereof
                       confidential treatment)                                               14                                 *
                                                                                            -----
  10.3.17.-10.3.28.    Reserved

-------------------
+ The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Stockholders upon the payment of a fee of fifty cents ($.50) a page.

* Incorporated by reference.

      10.3.29.         Manufacturing and Supply Agreement dated
                       February 20, 1995 between the Registrant and
                       Bio-Intermediair, B.V.                                                 10                                *
                                                                                            -----
      10.3.30.         Facility Agreement dated July 17, 1995 among
                       Registrant, Neoprobe (Israel) Ltd., and Rotem
                       Industries, Ltd. (subject to an order granting portions
                       thereof confidential treatment)                                        12                                *
                                                                                            -----
      10.3.31.         Cooperative Research and Development Agreement
                       between Registrant and National Cancer Institute                       67                                *
                                                                                            -----

      10.3.32.         First Amendment to Facility Agreement dated July 17,
                       1995 among Registrant, Neoprobe (Israel), Ltd. and
                       Rotem Industries, Ltd.                                                  1                                *
                                                                                            -----
      10.3.33.         Investment Agreement dated January 31, 1996
                       between the Registrant and XTL Biopharmaceuticals, Ltd.                88                                *
                                                                                            -----

      10.3.34.         $1,500,000 5% Convertible Subordinated Debenture
                       Due February 13, 1998 of XTL Biopharmaceuticals,
                       Ltd. issued to Registrant on February 13, 1996.                        13                                *
                                                                                            -----

      10.3.35.         Investors' Rights Agreement dated February 5, 1996
                       between Registrant and XTL Biopharmaceuticals, Ltd                     19                                *
                                                                                            -----

      10.3.36.         Warrant to purchase Class A Common Shares of XTL
                       Biopharmaceuticals, Ltd. issued to Registrant on
                       February 13, 1996                                                      11                                *
                                                                                            -----

      10.3.37.         Research and Development Agreement dated
                       February 13, 1996 between Registrant and XTL
                       Biopharmaceuticals, Ltd. (subject to an order granting
                       portions thereof confidential treatment)                               14                                *
                                                                                            -----
      10.3.38.         Sublicense Agreement dated February 13, 1996
                       between  Registrant and XTL Biopharmaceuticals, Ltd.
                       (subject to an order granting portions thereof
                       confidential treatment)                                                 8                                *
                                                                                            -----
      10.3.39.         Reserved.

-------------------
+ The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Stockholders upon the payment of a fee of fifty cents ($.50) a page.

* Incorporated by reference.

      10.3.40.         Subscription and Option Agreement dated March 14,
                       1996 between Registrant and Cira Technologies Inc.                     19                                *
                                                                                             -----

  10.3.41.-10.3.43.    Reserved.

      10.3.44.         Technology Option Agreement dated as of March 14,
                       1996 between Cira Technologies, Inc. and
                       Registrant(subject to an order granting portions thereof
                       confidential treatment)                                                12                                *
                                                                                             -----
      10.3.45.         License dated May 1, 1996 between Registrant and
                       The Dow Chemical Company                                                9                                *
                                                                                             -----
      10.3.46.         License Agreement dated May 1, 1996 between Registrant
                       and The Dow Chemical Company(subject to an order granting
                       portions thereof confidential treatment)                               27                                *
                                                                                             -----
  10.4.1.-10.4.15.     Reserved

      10.4.16.         Project Management Agreement dated May 17, 1995
                       between Neoprobe (Israel) Ltd. and BARAN Project
                       Construction Ltd.                                                       6                                *
                                                                                             -----
      10.4.17.         Strategic Marketing Agreement dated August 30, 1995
                       between Registrant and Damon Pharm Ltd. (subject to
                       an order granting portions thereof confidential
                       treatment)                                                             31                                *
                                                                                             -----
      10.4.18.         Exclusive Distribution Agreement dated September 25,
                       1995 between Registrant and Syncor International
                       Corporation (subject to an order granting portions
                       thereof confidential treatment)                                         8                                *
                                                                                             -----
      10.4.19.         Exclusive Distribution Services Agreement dated
                       November 30, 1995 between Registrant and Nordion
                       Europe S.A. (subject to an order granting portions
                       thereof confidential treatment)                                        20                                *
                                                                                             -----

-------------------
+ The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Stockholders upon the payment of a fee of fifty cents ($.50) a page.

* Incorporated by reference.

      10.4.20.         License and Distribution Agreement dated September 18,
                       1996 between Registrant and United States Surgical
                       Corporation (subject to an order granting
                       portions thereof confidential treatment)                               67                                *
                                                                                             -----
      10.4.21.         First Amendment to the License and Distribution Agreement
                       dated May 14, 1997 between Registrant and United States
                       Surgical Corporation (filed pursuant to Rule 24b-2 under
                       which the Registrant has requested confidential treatment
                       of certain portions of
                       this Exhibit)                                                           6                                *
                                                                                             -----

        11.1.          Computation of Net Loss Per Share                                       1
                                                                                             -----

        21.1.          Subsidiaries of Registrant                                              1
                                                                                             -----

        23.1.          Consent of Coopers & Lybrand L.L.P.                                     1
                                                                                             -----

        24.1.          Powers of Attorney                                                      9
                                                                                             -----

        24.2.          Certified resolution of the Registrant's Board of
                       Directors authorizing officers and directors signing on
                       behalf of the Company to sign pursuant to a power of
                       attorney                                                                1
                                                                                             -----


-------------------
+ The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Stockholders upon the payment of a fee of fifty cents ($.50) a page.

* Incorporated by reference.