Form 10-Q
period 1998-03-31
NEOPROBE CORP
filed 1998-05-15
CIK 810509

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                    FORM 10-Q

    (MARK ONE)

     -----      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       X                 SECURITIES EXCHANGE ACT OF 1934
     -----
                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1998

                                       OR

     -----     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT
     -----
                 FOR THE TRANSITION PERIOD FROM ______ TO______


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


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 614-793-7500

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

          22,835,705 SHARES OF COMMON STOCK, PAR VALUE $.001 PER SHARE
             (Number of shares of issuer's common equity outstanding
                  as of the close of business on May 8, 1998)

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       NEOPROBE CORPORATION AND SUBSIDIARIES
                           (A DEVELOPMENT STAGE COMPANY)
                            CONSOLIDATED BALANCE SHEETS
                                                      DECEMBER 31,      MARCH 31,
                                                         1997             1998
                                                      ------------     -----------
ASSETS

Current assets:
  Cash and cash equivalents                            $ 9,921,025     $ 8,344,484
  Available-for-sale securities                         14,672,496       9,552,165
  Accounts receivable                                      793,376         676,314
  Inventory                                                413,024       1,189,182
  Note receivable                                        1,500,000               0
  Prepaid expenses and other current assets              2,001,378       1,533,920
                                                       -----------     -----------

    Total current assets                                29,301,299      21,296,065
                                                       -----------     -----------

Property and equipment at cost:
  Equipment, net of accumulated depreciation             6,667,763       7,394,881
  Construction in progress                               3,757,133       4,012,266
                                                       -----------     -----------

                                                        10,424,896      11,407,147
                                                       -----------     -----------

Intangible assets, net of accumulated amortization       1,715,834       1,726,433
Other assets                                               131,375       1,630,005
                                                       -----------     -----------

    Total assets                                       $41,573,404     $36,059,650
                                                       ===========     ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                              NEOPROBE CORPORATION AND SUBSIDIARIES
                                  (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,        MARCH 31,
                                                                    1997               1998
                                                                 ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $  3,848,172      $  3,052,484
  Accrued expenses                                                  2,743,293         2,745,298
  Notes payable to finance company                                    202,615           136,096
  Capital lease obligation, current                                   156,140           140,062
                                                                 ------------      ------------

    Total current liabilities                                       6,950,220         6,073,940
                                                                 ------------      ------------

  Long term debt                                                    1,813,437         4,159,031
  Capital lease obligation                                            255,355           230,744
                                                                 ------------      ------------

    Total liabilities                                               9,019,012        10,463,715
                                                                 ------------      ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock; $.001 par value; 5,000,000 shares
    authorized at December 31, 1997 and March 31, 1998;
    none outstanding (500,000 shares designated as Series A,
    $.001 par value, at March 31, 1998; none outstanding)                   0                 0
  Common stock; $.001 par value; 50,000,000 shares
    authorized; 22,763,430 shares issued and outstanding at
    December 31, 1997; 22,807,055 shares issued and
    outstanding at March 31, 1998                                      22,763            22,807
  Additional paid in capital                                      120,034,876       120,149,176
  Deficit accumulated during the development stage                (87,362,531)      (94,426,143)
  Accumulated other comprehensive loss                               (140,716)         (149,905)
                                                                 ------------      ------------

    Total stockholders' equity                                     32,554,392        25,595,935
                                                                 ------------      ------------

      Total liabilities and stockholders' equity                 $ 41,573,404      $ 36,059,650
                                                                 ============      ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                NEOPROBE CORPORATION AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                     NOVEMBER 16,
                                                        THREE MONTHS ENDED               1983
                                                             MARCH 31,              (INCEPTION) TO
                                                       1997             1998        MARCH 31, 1998
                                                   -----------      -----------     --------------
Net sales                                          $ 1,124,974      $   863,891      $  10,050,805
Cost of goods sold                                     492,941          224,473          3,928,469
                                                   -----------      -----------      -------------
  Gross profit                                         632,033          639,418          6,122,336
                                                   -----------      -----------      -------------

Operating expenses:
  Research and development                           3,450,934        5,226,696         69,782,834
  Marketing and selling                                856,905        1,095,977          6,934,283
  General and administrative                         1,634,282        1,604,602         32,684,217
                                                   -----------      -----------      -------------
    Total operating expenses                         5,942,121        7,927,275        109,401,334
                                                   -----------      -----------      -------------

Loss from operations                                (5,310,088)      (7,287,857)      (103,278,998)
                                                   -----------      -----------      -------------

Other income (expenses):
  Interest income                                      584,603          254,091          6,176,271
  Interest expense                                      (6,152)         (10,623)          (578,108)
  Other                                                  5,709          (19,223)         3,254,692
                                                   -----------      -----------      -------------
    Total other income                                 584,160          224,245          8,852,855
                                                   -----------      -----------      -------------

Net loss                                           $(4,725,928)     $(7,063,612)     $ (94,426,143)
                                                   ===========      ===========      =============

Net loss per  common share (basic and diluted)     $     (0.21)     $     (0.31)
                                                   ===========      ===========

Weighted average shares
   outstanding during the period                    22,652,473       22,799,277
                                                   ===========      ===========

                             NEOPROBE CORPORATION AND SUBSIDIARIES
                                 (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                                                                 NOVEMBER 16,
                                                    THREE MONTHS ENDED              1983
                                                         MARCH 31,              (INCEPTION) TO
                                                   1997             1998        MARCH 31, 1998
                                               -----------      -----------     --------------
Net loss                                       $(4,725,928)     $(7,063,612)     $(94,426,143)
Other  comprehensive  losses, net of taxes        (189,492)          (9,189)         (149,905)
                                               -----------      -----------      ------------
Comprehensive loss                             $(4,915,420)     $(7,072,801)     $(94,576,048)
                                               ===========      ===========      ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                    NEOPROBE CORPORATION AND SUBSIDIARIES
                                        (A DEVELOPMENT STAGE COMPANY)
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                               NOVEMBER 16,
                                                                 THREE MONTHS ENDED                1983
                                                                      MARCH 31,               (INCEPTION) TO
                                                                1997             1998         MARCH 31, 1998
                                                            -----------      -----------      --------------
Net cash used in operating activities                       $(7,297,045)     $(7,838,003)     $ (84,201,597)

Cash flows from investing activities:
  Purchases of available-for-sale securities                   (986,302)               0       (108,163,190)
  Proceeds from sales of available-for-sale securities          760,234        2,046,796         49,921,058
  Maturities of available-for-sale securities                 4,600,000        3,100,000         48,803,943
  Purchase of property and equipment                           (801,949)      (1,219,547)       (12,428,145)
  Other                                                         (28,661)         (15,599)        (1,052,631)
                                                            -----------      -----------      -------------

    Net cash provided by (used in) investing activities       3,543,322        3,911,650        (22,918,965)
                                                            -----------      -----------      -------------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net                   626,355          114,343        102,650,033
  Proceeds from bank loan                                             0        2,345,594          4,159,031
  Other                                                         221,323         (107,159)         8,689,566
                                                            -----------      -----------      -------------

    Net cash provided by financing activities                   847,678        2,352,778        115,498,630
                                                            -----------      -----------      -------------

Effect of exchange rate changes on cash                          (7,836)          (2,966)           (33,584)
                                                            -----------      -----------      -------------

  Net decrease (increase) in cash and cash equivalents       (2,913,881)      (1,576,541)         8,344,484

Cash and cash equivalents at beginning of period             30,168,412        9,921,025                  0
                                                            -----------      -----------      -------------

  Cash and cash equivalents at end of period                $27,254,531      $ 8,344,484      $   8,344,484
                                                            ===========      ===========      =============

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                      NEOPROBE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The information presented for March 31, 1997 and 1998, and for the periods then ended is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) which the management of Neoprobe Corporation (the "Company") believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results for the interim period are not necessarily indicative of results to be expected for the year. The financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, which were included as part of the Company's Annual Report on Form 10-K. Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.130 ("FAS 130") "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income in a full set of general purpose financial statements. The Company adopted FAS 130 as of January 1, 1998. Other comprehensive losses of the Company include the effects of translation gain or loss related to the Company's foreign operations and unrealized gains and losses on available-for-sale securities.

         The Company is a development stage enterprise engaged in the development and commercialization of technologies for the diagnosis and treatment of cancers. There can be no assurance that the Company will be able to commercialize its proposed products. There can also be no assurance that adequate financing will be available when needed or on terms attractive to the Company.

2.       INVENTORY

         The components of inventory are as follows:

                                                     DECEMBER 31,    MARCH 31,
                                                         1997          1998
                                                     ------------   ----------

                     Materials and component parts     $ 36,890     $   51,268
                     Work-in-process                    145,234        241,148
                     Finished goods                     230,900        896,766
                                                       --------     ----------
                                                       $413,024     $1,189,182
                                                       ========     ==========

3.       LONG-TERM DEBT

         Neoprobe (Israel) Ltd. ("Neoprobe (Israel)"), a subsidiary of the Company, is in the process of constructing a radiolabeling facility near Dimona, Israel, for use in future operations of the Company. Construction of the facility is being partially financed under an investment program approved by the state of Israel's Finance Committee (the "Committee"). Under the approved program, Neoprobe (Israel) is entitled to government grants and government loan guarantees equal to a percentage of the total loan taken for the construction and operation of the facility. Amounts received under the agreement are collateralized by certain property obtained through the use of proceeds received. As of March 31, 1998, Neoprobe (Israel) has received $4.2 million and $1.0 million in the form of loans and grants, respectively.

4.       STOCK OPTIONS

         During the first quarter of 1998, the Board granted options to employees and certain directors of the Company under the 1996 Stock Incentive Plan (the "Plan") for 358,000 shares of common stock, exercisable at $5.63 per share, vesting over three to four years. The Company has 2.4 million options outstanding under two stock option plans. Of the outstanding options, 1.4 million options have vested as of March 31, 1998, at an average exercise price of $6.97 per share.

5.       CONTINGENCIES

         The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

6.       SUBSEQUENT EVENT

         In April 1998, the Company executed an agreement with Ethicon Endo-Surgery, Inc. ("EES"), a Johnson & Johnson company to market and promote the Neoprobe(R) 1500 Portable Radioisotope Detector and its 14mm and 19mm reusable probes for gamma guided lymphatic mapping and minimally invasive surgery. During the initial one-year term of the agreement, EES will promote and sell the aforementioned products and train physicians in the use of Neoprobe's devices. EES will immediately begin marketing activities in the United States while the companies discuss expanding the agreement to cover other geographic areas. In exchange for promoting and selling the device products, EES will receive sales commissions based on sales of the aforementioned products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results in 1998 and future periods may differ significantly from the prospects discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, government regulations, absence of government approval for marketing the Company's products, limited revenues, continuing net losses, accumulated deficit, uncertainty of capital funding for future capital needs, dependence on patents, proprietary technology and trade secrets, limited marketing experience, limited manufacturing capacity and experience, dependence on principal product line, uncertainty of market acceptance, no assurance of continued rights to targeting agents, royalty payments, competition, limited third party reimbursement, risk of technological obsolescence, possible volatility of stock price, anti-takeover provisions, product liability, dependence on key personnel, ability to attract new personnel, and ability to manage a changing business.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through private and public offerings of its equity securities, from which it has raised gross proceeds of approximately $120 million. As of March 31, 1998, the Company had cash, cash equivalents, and available-for-sale securities of $17.9 million. To date, the Company has devoted substantially all of its efforts and resources to research and clinical development of innovative systems for the intraoperative diagnosis and treatment of cancers. During the first quarter of 1998, the Company implemented a business plan to reduce operating expenses and focus on three main business activities: commercializing the Company's first RIGS(R) system (radioimmunoguided surgery) product, called RIGScan(R) CR49 (125I
- CC49 monoclonal antibody) for the surgical detection of metastatic colorectal cancer, increasing the Company's market position in gamma guided surgery applications, and developing activated cellular therapy products for cancer and viral diseases. During the first quarter of 1998, the Company cut its domestic staff and reduced annual compensation expense by approximately $1 million (approximately 20%) and postponed certain research projects which were expected to be carried out in 1998.

The RIGS system integrates radiolabeled targeting agents and radiation detection instruments. The Company is developing both the radiolabeled targeting agents and radiation-detection instrument components of the RIGS technology. Prior to 1996, the Company completed testing in a Phase III clinical trial for the detection of metastatic colorectal cancer. In addition, the Company has completed testing in a separate Phase III clinical trial for the detection of primary colorectal cancer. The Company must obtain regulatory approval to market its products before commercial revenue can be generated. During 1996, the Company submitted applications to the European regulatory agencies and to the United States Food and Drug Administration ("FDA") to request permits to begin marketing and selling the Company's RIGS products for the detection of metastatic colorectal cancer. In November 1997, the Company withdrew its application from the European Agency for the Evaluation of Medicinal Products ("EMEA") as a result of additional requests for information from the European Committee for Proprietary Medicinal Products ("CPMP"). In addition, in December 1997, the FDA's Center for Biologics Evaluation and Research ("CBER") completed its review of data submitted by the Company for its product and determined that additional information must be provided before it can further consider the approval of the Company's product.

In October 1997, the Company launched the Neoprobe(R) 1500 Portable Radioisotope Detector in response to an emerging new surgical technique called lymphatic mapping for treating patients with melanoma, a potentially deadly form of skin cancer. Lymphatic mapping represents a less invasive surgical technique then existing techniques for staging cancer or determining whether the cancer has spread to the lymph nodes. Surgeons are using the lymphatic mapping technique for treating patients with melanoma and investigating its use in patients with breast cancer as well. The Company is currently selling the Neoprobe 1500 Portable Radioisotope Detector for the lymphatic mapping application and expanding its line of instruments to provide a variety of gamma-detecting probes for specialized uses. In March 1998, the Company introduced a smaller (14mm diameter) detection probe whose performance has been optimized for use in lymphatic mapping procedures. The Company recorded revenue of $864,000 during the first quarter of 1998, predominantly related to sales of instruments used in application of the lymphatic mapping technique.

The Company is also studying the safety and efficacy of certain therapy products. In 1997, Neoprobe opened an IND application for clinical studies with RIGS/ACT(TM) (RIGS technology based activated cellular therapy) for colorectal cancer. One study is a Phase I/II multicenter trial using RIGS/ACT in patients with recurrent, operable colorectal cancer. A second study is a Phase II multicenter trial using RIGS/ACT with chemotherapy in patients with recurrent but inoperable colorectal cancer. The Company has also funded a Phase I study to determine the safety and feasibility of using ACT to help boost the immune system of patients with HIV/AIDS. This study has completed enrollment. In addition, the Company is funding a Phase I study to investigate the use of activated cellular therapy with patients coinfected with HIV/AIDS and chronic active hepatitis B or C.

For the period from inception to March 31, 1998, the Company has incurred cumulative net losses of approximately $94.4 million. The Company does not currently have a RIGS product approved for commercial sale in any major market and does not anticipate commercial sales of sufficient volume to generate positive cash flow until 2001, at the earliest. The Company has incurred, and will continue to incur, substantial expenditures for research and development activities related to bringing its products to the commercial market. The Company intends to devote significant additional funds to clinical testing, manufacturing validation, and other activities required for regulatory review and commercialization of its products. The amount of funds and length of time required to complete such testing will depend upon the outcome of regulatory reviews. The regulatory bodies may require more testing than is anticipated by the Company. There can be no assurance that the Company's RIGS products will be approved for marketing by the FDA or any foreign government agency, or that any such products will be successfully introduced or achieve market acceptance.

In April 1998, the Company executed a $3 million revolving line of credit arrangement with a bank. Available borrowings under the line of credit are based on a formula of eligible accounts receivable and inventory. Interest on the line of credit is based on the prime rate or LIBOR, as elected by the Company. During May 1998, the Company borrowed $700,000 under the line of credit.

Research and development expenses during the first quarter of 1998 were $5.2 million, or 66% of operating expenses for the period. Marketing and selling expenses were $1.1 million, or 14% of operating expenses during the period and general and administrative expenses were $1.6 million, or 20% of operating expenses for the period. The Company anticipates that 1998 total operating expenses will decrease over 1997 levels. The Company expects research and development and general and administrative expenses to decrease from 1997. However, the Company also expects marketing and selling expenses to increase slightly from 1997 levels. The Company currently anticipates that approximately $13.5 million in cash will be used to finance operating activities during 1998.

During 1998, the Company intends to file amendments to its BLA in order to respond to the safety and product manufacturing questions raised in the CBER's December 1997 letter. In addition, the Company continues to negotiate with the FDA to determine how to obtain the additional clinical information necessary to respond to its clinical questions. Furthermore, the Company intends to negotiate with European regulatory authorities regarding the design of clinical trial(s) to provide additional information to support submission of a new dossier. The Company cannot assure if marketing approvals will be received without additional substantial expenses or delays, or at all. However, if and when the Company receives permission from the regulatory authorities to begin marketing its products, additional costs for marketing and distribution will be incurred. The Company has executed various agreements with third parties that supplement the technical and business capabilities of the Company. The Company is generally obligated to such parties to pay royalties or commissions upon commercial sale of the related product. The Company's estimate of its allocation of cash resources is based on the current state of its business operations, its current business plan, and current industry and economic conditions, and is subject to revisions due to a variety of factors including without limitation, additional expenses related to marketing and distribution, regulatory licensing and research and development, and to reallocation among categories and to new categories. The Company may need to supplement its funding sources from time to time.

Neoprobe Europe AB is a wholly-owned subsidiary of the Company, located in Lund, Sweden, where it operates a biologics manufacturing and purification facility. The Company uses the facility to prepare the CC49 monoclonal antibody produced by Bio-Intermediair BV for final radiolabeling. The Company advanced funds to Neoprobe Europe during the first quarter of 1998 to cover operating and capital expenditures of approximately $416,000. The Company anticipates advancing an additional $800,000 during the remainder of 1998 to cover operating and capital expenditures.

In 1994, the Company formed Neoprobe (Israel) Ltd. ("Neoprobe (Israel)") to construct and operate a radiolabeling facility near Dimona, Israel, for radiolabeling of the Company's targeting agents. The Company owns 95 percent of Neoprobe (Israel), with Rotem Industries Ltd. ("Rotem"), the private arm of the Israeli atomic energy authority owning the balance and managing the facility. Construction of the facility is being financed through a financial program approved by the state of Israel's Finance Committee (the "Committee"). The total amount of the approved program is $9.9 million. Neoprobe (Israel) is entitled to receive grants based on a percentage of its investment and a government guarantee of 75% to 85% of the principal balance of bank loans taken to build and operate the facility. During the first quarter of 1998, the Company received loan proceeds of approximately $2.4 million under the government sponsored program. The Company expects to receive an additional $1.0 million in loan and grant proceeds under the approved program during 1998. The Company does not anticipate advancing any significant amount of funds to Neoprobe (Israel) during 1998.

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

RESULTS OF OPERATIONS

Since inception, the Company has dedicated substantially all of its resources to research and development of its RIGS system for the intraoperative diagnosis and treatment of cancer. Until the appropriate regulatory approvals are received, the Company is limited in its ability to generate revenue. During the first quarter of 1998, the Company generated sales of Neoprobe 1500 systems of $864,000. Results of operations for the first quarter of 1998 include approximately $800,000 in reorganization costs associated with the adoption of the Company's new business plan.

Three Months ended March 31, 1998, and 1997.

Revenue and Other Income

The Company had net sales of approximately $864,000 during the first quarter of 1998, compared to $1.1 million during the same period in 1997. Net sales in 1998 were composed almost entirely of instrument sales. In March 1998, the Company introduced a smaller (14mm diameter) detection probe whose performance has been optimized for use in lymphatic mapping procedures. In 1997, net sales included instrument sales of $1.0 million and blood serology products of $100,000. Instrument sales in 1997 reflect the impact of the Company's marketing arrangement with the United States Surgical Corporation which was terminated in October 1997. Sales of serology products at Neoprobe Europe continued to decrease as a result of the Company's efforts to develop the long-term production capacity for targeting agents. Other income during the first quarter of 1998 and 1997 was $224,000 and $584,000, respectively, and represented primarily interest income earned during both periods.

Research and Development Expenses

Research and development expenses increased during the first quarter of 1998 to $5.2 million from $3.5 million for the same period in 1997. The increase reflects the Company's efforts to develop and produce the Company's next generation of devices for the gamma guided surgery business. The increase also reflects severance and other costs incurred during the first quarter associated with the Company's reorganization in February. Clinical trial activity decreased during the first quarter of 1998, compared to the same period in 1997, and was primarily related to the development of activated cellular therapy technology.

Marketing and Selling Expenses

During the first quarter of 1998, marketing and selling expenses increased by $239,000 over the same period in 1997. The increase in marketing expenses during the first quarter of 1998, as compared to the same period in 1997, relates to an increased marketing effort to meet competitive pressure and further penetrate the lymphatic mapping market as well as to continue to support the anticipated launch of the Company's first RIGS(R) product. The increased expenses were the result of a greater number of sales and marketing personnel in 1998, coupled with relative increases in travel and entertainment as well as promotional costs associated with the launch of new products.

General and Administrative Expenses

General and administrative expenses were $1.6 million for both the first quarter of 1998 and the same period in 1997. Additional costs related to the February reorganization were offset by an overall lower headcount during the first quarter of 1998 than the same period in 1997.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

              None.


ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

              None.


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

              None.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              None.


ITEM 5.       OTHER INFORMATION.

              None.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

         A.   LIST OF EXHIBITS


              3.     ARTICLES OF INCORPORATION AND BY-LAWS

              Exhibit 3.1

              Complete Restated Certificate of Incorporation of Neoprobe Corporation, as corrected February 18, 1994, and as amended June 27, 1994, July 25, 1995, and June 3, 1996 (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated June 20, 1996; Commission File No. 0-26520).

              Exhibit 3.2

              Amended and Restated By-Laws dated July 21, 1993, as amended July 18, 1995, and May 30, 1996 (incorporated by reference to Exhibit
              99.4 to the June 1996 Form 8-K).


              4.     INSTRUMENTS DEFINING THE RIGHTS OF HOLDERS, INCLUDING
                     INDENTURES

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


              EXHIBIT 10.     MATERIAL CONTRACTS.

              Exhibit 10.2.42

              Severance Agreement dated October 9, 1997 between the Registrant and Larry Anderson.

              Exhibit 10.2.43

              Agreement, Release, and Waiver dated February 23, 1998 between the Registrant and Dr. William Eisenhardt.


              11.    STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS.

              Exhibit 11.1

              Computation of Net Loss Per Share (basic and diluted).


              27.    FINANCIAL DATA SCHEDULE.

              Exhibit 27.1

              Financial Data Schedule (submitted electronically for SEC information only).

         B.   REPORTS ON FORM 8-K.

              No current report on Form 8-K was filed by the Registrant during the first quarter of fiscal 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NEOPROBE CORPORATION
                                      (Registrant)

                                      By: /s/ David C. Bupp
                                      -------------------------------------
                                      President and Chief Executive Officer
                                      (principal executive officer)
Dated: May 14, 1998



                                      By: /s/ John Schroepfer
                                      -------------------------------------
                                      John Schroepfer, Vice President
                                      Finance & Administration
                                      (principal financial and accounting
                                      officer)

--------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                            ------------------------


                              NEOPROBE CORPORATION


                            ------------------------


                           FORM 10-Q QUARTERLY REPORT

                             FOR THE QUARTER ENDED:

                                 MARCH 31, 1998


                             -----------------------


                                    EXHIBITS


                            -------------------------




--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                  EXHIBIT INDEX


Exhibit 3.1

Complete Restated Certificate of Incorporation of Neoprobe Corporation, as corrected February 18, 1994, and as amended June 27, 1994, July 25, 1995, and June 3, 1996 (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated June 20, 1996; Commission File No. 0-26520).


Exhibit 3.2

Amended and Restated By-Laws dated July 21, 1993, as amended July 18, 1995, and May 30, 1996 (incorporated by reference to Exhibit 99.4 to the June 1996 8-K).


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

Exhibit 10.2.42

Severance Agreement dated October 9, 1997 between the Registrant and Larry Anderson.

Page 16 in the manually signed original.

Exhibit 10.2.43

Agreement, Release, and Waiver dated February 23, 1998 between the Registrant and Dr. William Eisenhardt.

Page 22 in the manually signed original.

Exhibit 11.1

Computation of Net Loss Per Share.

Page 29 in the manually signed original.


Exhibit 27.1

Financial Data Schedule (submitted electronically for SEC information only).