Form 10-Q
period 1998-06-30
NEOPROBE CORP
filed 1998-08-14
CIK 810509

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------

                                    FORM 10-Q


(MARK ONE)

[ X ]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1998

                                       OR

[   ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                EXCHANGE ACT
                FOR THE TRANSITION PERIOD FROM        TO
                                               ------   ------


                         COMMISSION FILE NUMBER: 0-26520

                              NEOPROBE CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

         DELAWARE                                         31-1080091
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

          22,885,017 SHARES OF COMMON STOCK, PAR VALUE $.001 PER SHARE
       (Number of shares of issuer's common equity outstanding as of the close of business on August 7,1998)

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      NEOPROBE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                                       DECEMBER 31,        JUNE 30,
                                                          1997               1998
                                                          ----               ----
ASSETS

Current assets:
  Cash and cash equivalents                            $ 9,921,025     $ 6,018,878
  Available-for-sale securities                         14,672,496       5,019,968
  Accounts receivable                                      793,376         971,332
  Inventory                                                413,024       1,007,426
  Note receivable                                        1,500,000               0
  Prepaid expenses and other current assets              2,001,378       1,530,961
                                                       -----------     -----------

    Total current assets                                29,301,299      14,548,565
                                                       -----------     -----------

Property and equipment at cost:
  Equipment, net of accumulated depreciation             6,667,763       7,378,558
  Construction in progress                               3,757,133       4,228,423
                                                       -----------     -----------

                                                        10,424,896      11,606,981
                                                       -----------     -----------

Intangible assets, net of accumulated amortization       1,715,834       2,019,936
Other assets                                               131,375       1,624,358
                                                       -----------     -----------

    Total assets                                       $41,573,404     $29,799,840
                                                       ===========     ===========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      NEOPROBE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                                                                    DECEMBER 31,          JUNE 30,
                                                                                       1997                1998
                                                                                       ----                ----
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                   $   3,848,172      $   1,906,817
  Accrued expenses                                                                       2,743,293          2,296,644
  Notes payable                                                                            202,615            492,813
  Capital lease obligation, current                                                        156,140            124,733
                                                                                     -------------      -------------

    Total current liabilities                                                            6,950,220          4,821,007
                                                                                     -------------      -------------

  Long term debt                                                                         1,813,437          4,345,449
  Capital lease obligation                                                                 255,355            205,952
                                                                                     -------------      -------------

    Total liabilities                                                                    9,019,012          9,372,408
                                                                                     -------------      -------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock; $.001 par value; 5,000,000 shares authorized at December 31,
    1997 and June 30, 1998; none outstanding (500,000 shares designated as
    Series A, $.001 par value, at June 30, 1998; none outstanding)                               0                  0
  Common stock; $.001 par value; 50,000,000 shares authorized; 22,763,430 shares issued and outstanding at December 31, 1997; 22,840,017 shares issued and
    outstanding at June 30, 1998                                                            22,763             22,840
  Additional paid in capital                                                           120,034,876        120,231,097
  Deficit accumulated during the development stage                                     (87,362,531)       (99,687,199)
  Unrealized (loss) gain on available-for-sale securities                                   (9,290)             2,142
  Cumulative foreign currency translation adjustment                                      (131,426)          (141,448)
                                                                                     -------------      -------------

    Total stockholders' equity                                                          32,554,392         20,427,432
                                                                                     -------------      -------------

      Total liabilities and stockholders' equity                                     $  41,573,404      $  29,799,840
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

                     NEOPROBE CORPORATION AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENTS OF OPERATIONS







                                                                                                          NOVEMBER 16,
                                                                                                              1983
                                          THREE MONTHS ENDED                   SIX MONTHS ENDED           (INCEPTION)
                                               JUNE 30,                            JUNE 30,               TO JUNE 30,
                                      1997              1998              1997              1998              1998
                                      ----              ----              ----              ----              ----

Net sales                        $  1,051,871      $  1,255,033      $  2,176,845      $  2,118,924      $  11,305,838
Cost of goods sold                    199,968           340,584           692,909           565,057          4,269,053
                                 ------------      ------------      ------------      ------------      -------------
  Gross profit                        851,903           914,449         1,483,936         1,553,867          7,036,785
                                 ------------      ------------      ------------      ------------      -------------

Operating expenses:
  Research and development          5,734,054         3,615,469         9,184,988         8,842,165         73,398,303
  Marketing and selling               955,442         1,122,537         1,812,347         2,218,514          8,056,820
  General and administrative        1,992,687         1,561,934         3,626,969         3,166,536         34,246,151
                                 ------------      ------------      ------------      ------------      -------------
    Total operating expenses        8,682,183         6,299,940        14,624,304        14,227,215        115,701,274
                                 ------------      ------------      ------------      ------------      -------------

Loss from operations               (7,830,280)       (5,385,491)      (13,140,368)      (12,673,348)      (108,664,489)
                                 ------------      ------------      ------------      ------------      -------------

Other income (expenses):
  Interest income                     623,062           195,365         1,207,665           449,456          6,371,636
  Interest expense                     (3,696)          (41,473)           (9,848)          (52,096)          (619,581)
  Other                               (24,291)          (29,457)          (18,582)          (48,680)         3,225,235
                                 ------------      ------------      ------------      ------------      -------------
    Total other income                595,075           124,435         1,179,235           348,680          8,977,290
                                 ------------      ------------      ------------      ------------      -------------

Net loss                         $ (7,235,205)     $ (5,261,056)     $(11,961,133)     $(12,324,668)     $ (99,687,199)
                                 ============      ============      ============      ============      =============

Net loss per common share
    (basic and diluted)          $      (0.32)     $      (0.23)     $      (0.53)     $      (0.54)
                                 ============      ============      ============      ============

Weighted average shares
   outstanding during the period   22,749,713        22,824,342        22,701,093        22,793,243
                                 ============      ============      ============      ============



                      NEOPROBE CORPORATION AND SUBSIDIARIES

                          (A DEVELOPMENT STAGE COMPANY)

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS


                                                                                                            NOVEMBER 16,
                                                                                                                1983
                                          THREE MONTHS ENDED                   SIX MONTHS ENDED             (INCEPTION)
                                               JUNE 30,                            JUNE 30,                 TO JUNE 30,
                                         1997            1998               1997             1998               1998
                                         ----            ----               ----             ----               ----

Net loss                               $(7,235,205)     $(5,261,056)     $(11,961,133)     $(12,324,668)     $(99,687,199)
Other comprehensive (losses) gains         (27,306)          10,599          (216,798)            1,410          (139,306)
                                       -----------      -----------      ------------      ------------      ------------

Comprehensive loss                     $(7,262,511)     $(5,250,457)     $(12,177,931)     $(12,323,258)     $(99,826,505)
                                       ===========      ===========      ============      ============      ============


                   The accompanying notes are an integral par of the consolidated financial statements.

                      NEOPROBE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                  NOVEMBER 16,
                                                                                                     1983
                                                                    SIX MONTHS ENDED              (INCEPTION)
                                                                         JUNE 30,                 TO JUNE 30,
                                                                1997              1998               1998
                                                                ----              ----               ----

Net cash used in operating activities                       $(11,815,631)     $(14,559,929)     $ (90,923,523)

Cash flows from investing activities:
  Purchases of available-for-sale securities                  (5,986,812)       (1,738,512)      (109,901,702)
  Proceeds from sales of available-for-sale securities         1,793,963         2,121,775         49,996,037
  Maturities of available-for-sale securities                  7,739,201         9,300,000         55,003,943
  Purchases of property and equipment                         (2,566,638)       (1,641,658)       (12,850,256)
  Other                                                          (69,211)         (314,102)        (1,351,134)
                                                            ------------      ------------      -------------

  Net cash provided by (used in) investing activities            910,503         7,727,503        (19,103,112)
                                                            ------------      ------------      -------------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net                    705,571           196,298        102,731,988
  Proceeds from bank loans                                             0         2,807,762          4,621,199
  Repayments of bank loans                                             0          (275,750)          (275,750)
  Other                                                          497,567           209,361          9,006,086
                                                            ------------      ------------      -------------

  Net cash provided by (used in) financing activities          1,203,138         2,937,671        116,083,523
                                                            ------------      ------------      -------------

Effect of exchange rate changes on cash                           (9,606)           (7,392)           (38,010)
                                                            ------------      ------------      -------------

  Net increase (decrease) in cash and cash equivalents        (9,711,596)       (3,902,147)         6,018,878

Cash and cash equivalents at beginning of period              30,168,412         9,921,025                  0
                                                            ------------      ------------      -------------

Cash and cash equivalents at end of period                  $ 20,456,816      $  6,018,878      $   6,018,878
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

                      NEOPROBE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The information presented for June 30, 1997 and 1998, and for the periods then ended is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) which the management of Neoprobe Corporation (the "Company") believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results for the interim period are not necessarily indicative of results to be expected for the year. The financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, which were included as part of the Company's Annual Report on Form 10-K. Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

         Included in other assets at June 30, 1998 is an investment in XTL Biopharmaceuticals Ltd. ("XTL"). The investment resulted from the conversion of a note receivable from XTL which was held by the Company related to an Investment Research and Development Agreement. The debenture was due on February 13, 1998 and bore interest at 5% payable annually. On January 30, 1998, the Company exercised its option to convert the debentures into 443,690 shares of Class A Common stock of XTL.

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

2.       INVENTORY

         The components of inventory are as follows:

                                           DECEMBER 31,    JUNE 30,
                                              1997           1998
                                              ----           ----

         Materials and component parts     $   36,890     $   39,781
         Work-in-process                      145,234        295,525
         Finished goods                       230,900        672,120
                                           ----------     ----------
                                           $  413,024     $1,007,426
                                           ==========     ==========

3.       LONG-TERM DEBT

         Neoprobe (Israel) Ltd. ("Neoprobe (Israel)"), a 95%-owned subsidiary of the Company, is completing construction of a radiolabeling facility near Dimona, Israel, for use in future operations of the Company. Construction of the facility is being partially financed under a $9.9 million investment program approved by the state of Israel's Finance Committee (the "Committee"). Under the approved program, Neoprobe (Israel) is entitled to government grants and government loan guarantees equal to a percentage of the total loan taken for the construction and operation of the facility. Amounts received under the agreement are collateralized by certain property obtained through the use of proceeds received. The investment program is scheduled to expire in September 1998; however, the Company is negotiating to extend the grant portion of the program for an additional year. As of June 30, 1998, Neoprobe (Israel) has received $4.4 million and $1.2 million in the form of loans and grants, respectively.

         In April 1998, the Company executed a $3 million revolving line of credit arrangement with a bank. Available borrowings under the line of credit are based on a formula of eligible accounts receivable and inventory. Interest on the line of credit is based on the prime rate or LIBOR, as elected by the Company. As of June 30, 1998, approximately $400,000 was outstanding under the line of credit. The line of credit has restrictive covenants or limitations regarding permitted indebtedness of the Company, the sale of assets, tangible net worth, available cash and investment balances and other financial ratios. The Company was in compliance with all covenants of the line of credit as of June 30, 1998. As of July 31, 1998 the Company was in violation of one of the covenants; however, the Company has obtained a waiver of the covenant from the bank.

4.       STOCK OPTIONS

         During the first half of 1998, the Board granted options to employees and certain directors of the Company under the 1996 Stock Incentive Plan (the "Plan") for 399,000 shares of common stock, exercisable at $5.63 per share, vesting over three to four years. The Company has 2.0 million options outstanding under two stock option plans. Of the outstanding options, 1.1 million options have vested as of June 30, 1998, at an average exercise price of $6.97 per share.

5.       AGREEMENTS

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

         The Company and Cira Technologies, Inc. ("Cira") entered into a License and Option Agreement (the "Agreement") dated April 1, 1998 which replaced the Technology Option Agreement between the Company and Cira dated March 1996. The Company's chairman is a director and shareholder of Cira. Under the terms of the Agreement, Cira granted the Company an exclusive, royalty bearing license to make, have made, use and sell products ("Licensed Products") containing activated lymph node derived cells for the treatment of human immunodeficiency virus ("HIV") infected human patients including HIV-infected human patients co-infected with other viruses. In exchange for the license, the Company agreed to continue funding of an ongoing pilot study on HIV, to pay Cira up to $50,000 to fund research activities at Cira as incurred, to pay royalties at variable rates based on sales of Licensed Product, and to prepare a research plan outlining the research to be conducted to support a Biologic License Application ("BLA") or a New Drug Application ("NDA") to be filed with the United States Food and Drug Administration ("FDA"). No royalties are due to Cira until the Company recovers out-of-pocket expenditures for research and development through net sales of Licensed Product, up to a maximum of $2 million.

6.       CONTINGENCIES

         The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

         Due to anticipated changes in the production of RIGScan CR49, it was determined that Neoprobe Europe AB ("Neoprobe Europe"), the Company's biologics manufacturing and purification facility located in Lund, Sweden, was no longer critical to the manufacturing process, and that research and development activities being carried on at the facility could be performed more efficiently elsewhere. As a result, the Company took action in the second quarter to initiate the sale of Neoprobe Europe. As of June 30, 1998, activities regarding the potential sale are still in the preliminary stages, and management is unable to estimate the effect on the Company's financial position. However, management does not believe the $2.5 million book value of the net assets of Neoprobe Europe to be impaired at this time.



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


LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through private and public offerings of its equity securities, from which it has raised gross proceeds of approximately $120 million. As of June 30, 1998, the Company had cash, cash equivalents, and available-for-sale securities of $11 million. To date, the Company has devoted substantially all of its efforts and resources to research and clinical development of innovative systems for the intraoperative diagnosis and treatment of cancers. During the first quarter of 1998, the Company implemented a business plan to reduce operating expenses and focus on three main business activities: commercializing the Company's first RIGS(R) system (radioimmunoguided surgery) product, called RIGScan(R) CR49 (125)I - CC49 monoclonal antibody) for the surgical detection of metastatic colorectal cancer, increasing the Company's market position in gamma guided surgery applications, and developing activated cellular therapy products for cancer and viral diseases. During the first half of 1998, the Company reduced its domestic staff which decreased its projected annual compensation expense by approximately $1.5 million compared to prior year levels and postponed certain research projects which were originally planned to be carried out in 1998.

The RIGS system integrates radiolabeled targeting agents and radiation detection instruments. The Company is developing both the radiolabeled targeting agents and radiation-detection instrument components of the RIGS technology. Prior to 1996, the Company completed testing in a Phase III clinical trial for the detection of metastatic colorectal cancer. In addition, the Company has completed testing in a separate Phase III clinical trial for the detection of primary colorectal cancer. The Company must obtain regulatory approval to market its products before commercial revenue can be generated. During 1996, the Company submitted applications to the European regulatory agencies and to the FDA to request permits to begin marketing and selling the Company's RIGS products for the detection of metastatic colorectal cancer. In November 1997, the Company withdrew its application from the

European Agency for the Evaluation of Medicinal Products ("EMEA") as a result of additional requests for information from the European Committee for Proprietary Medicinal Products ("CPMP"). In addition, in December 1997, the FDA's Center for Biologics Evaluation and Research ("CBER") completed its review of data submitted by the Company for its product and informed the Company in a non-approvable response letter that additional information must be provided before the FDA can further consider the approval of the Company's product. Both agencies requested additional information to demonstrate the prospective clinical benefit of RIGScan CR49 in addition to the diagnostic findings, which led the Company to withdraw its European application.

During the first half of 1998, the Company has been in discussions with the FDA to address the clinical and manufacturing questions outlined in their December 1997 response letter. The Company is completing preparation of action plans which have been preliminarily reviewed and agreed to by the FDA. These action plans involve a proposed clinical trial design which would involve both RIGS and control group patients and involve interim analysis of clinical results. The Company intends to submit amendments to its existing Biologic License Application (BLA) in approximately 24 months following commencement of planned clinical testing and manufacturing validation activity. However, the Company does not currently intend to initiate activity under such action plans until a development partner for the RIGS system has been engaged. The Company has engaged the services of Lehman Brothers to assist in securing development partners and in the strategic assessment of the Company's business. There can be no assurance that the Company will be able to engage a development partner on a timely basis, on favorable terms, or at all. The FDA has advised the Company that the BLA will be reviewed within 90 days of the final amended submission. The Company intends to submit a new European application for RIGScan CR49 concurrent with its final BLA amendment.

In October 1997, the Company launched the Neoprobe(R) 1500 Portable Radioisotope Detector in response to an emerging new surgical technique called lymphatic mapping for treating patients with melanoma, a potentially deadly form of skin cancer. Lymphatic mapping represents a less invasive surgical technique than existing techniques for staging cancer or determining whether the cancer has spread to the lymph nodes. Surgeons are using the lymphatic mapping technique for treating patients with melanoma and investigating its use in patients with breast cancer as well. The Company is currently selling the Neoprobe 1500 Portable Radioisotope Detector for the lymphatic mapping application and expanding its line of instruments to provide a variety of gamma-detecting probes for specialized uses. In March 1998, the Company introduced a smaller (14mm diameter) detection probe whose performance has been optimized for use in lymphatic mapping procedures. The Company recorded revenue of $1.25 million and $2.1 million during the second quarter and the first half of 1998, respectively, predominantly related to sales of instruments used in application of the lymphatic mapping technique.

As a result of its RIGScan CR49 research, the Company is studying the safety and efficacy of a RIGS based autologous Activated Cellular Therapy (RIGS/ACT(TM)) for cancer, which boosts the patient's own immune system by removing lymph nodes targeted by RIGScan CR49 during surgery and then, in a cell processing facility, activating and expanding "helper" T-cells found in the nodes. Within 10 to 14 days, the patient's own immune cells, now activated and numbering more than 20 billion, are infused into the patient to trigger an effective immune response to the cancer. An in vitro program has shown significant chemotherapy enhancement in a number of tumor cell lines for a variety of chemotherapeutic agents. The in vitro assessment correlates with an observation of potential chemotherapy enhancement in an earlier Phase I clinical study of unresectable colorectal patients. The Company recently opened its first Investigational New Drug (IND) application for Phase I/II and Phase II multicenter trials with RIGS/ACT for resectable and unresectable colorectal cancer patients.

In addition, the Company has begun to evaluate the application of a non-RIGS based ACT therapy for the treatment of chronic viral diseases. Non-RIGS/ACT uses peripheral lymph nodes, obtained in an outpatient setting, as its initial culture material. After using the Company's activation and expansion procedures, the cells are infused in 10-14 days. A Phase I study has been completed with HIV/AIDS patients with encouraging results. Also, the Company recently opened a new Phase I trial in additional viral diseases, extending the use of activated cellular therapy in patients co-infected with HIV/AIDS and chronic active hepatitis B or C. In addition, the Company has been working with researchers to isolate and characterize a soluble factor which appears to be present in the lymph nodes of both cancer and viral disease patients.

The Company and Cira entered into a License and Option Agreement (the "Agreement") dated April 1, 1998 which replaced the Technology Option Agreement between the Company and Cira dated March 1996. The Company's chairman is a director and shareholder of Cira. Under the terms of the Agreement, Cira granted the Company an exclusive, royalty bearing license to make, have made, use, and sell products ("Licensed Products") containing activated lymph node derived cells for the treatment of HIV infected human patients including HIV-infected human patients co-infected with other viruses. In exchange for the license, the Company agreed to continue funding of an ongoing study on HIV, pay Cira up to $50,000 to fund research activities at Cira as incurred, to pay royalties at variable rates based on sales of Licensed Product, and to prepare a research plan outlining the research to be conducted to support a BLA or an NDA to be filed with the FDA. No royalties are due to Cira until the Company recovers out-of-pocket expenditures for research and development through net sales of Licensed Product, up to a maximum of $2 million.

For the period from inception to June 30, 1998, the Company has incurred cumulative net losses of approximately $99.7 million. The Company does not currently have a RIGS product approved for commercial sale in any major market and does not anticipate commercial sales of sufficient volume to generate positive cash flow from operations until 2001, at the earliest. The Company has incurred, and will continue to incur, substantial expenditures for research and development activities related to bringing its products to the commercial market. The Company intends to devote significant additional funds to clinical testing, manufacturing validation, and other activities required for regulatory review and commercialization of its products. The amount of funds and length of time required to complete such testing will depend upon the outcome of regulatory reviews. The regulatory bodies may require more testing than is anticipated by the Company. There can be no assurance that the Company's RIGS products will be approved for marketing by the FDA or any foreign government agency, or that any such products will be successfully introduced or achieve market acceptance.

As of June 30, 1998, the Company had cash and cash equivalents and available-for-sale securities of $11 million. The Company currently anticipates that approximately $3.5 million in cash will be used to finance operating activities during the second half 1998 and that the Company will end the year with a cash balance of approximately $7.5 million. The Company is actively pursuing sources of improving its projected liquidity position as of December 31, 1998. In April 1998, the Company executed a $3 million revolving line of credit arrangement with a bank. As of June 30, 1998, $424,000 was outstanding under the line of credit. The line of credit has restrictive covenants or limitations regarding permitted indebtedness of the Company, the sale of assets, tangible net worth, available cash and investment balances and other financial ratios. The Company was in compliance with all covenants of the line of credit as of June 30, 1998. As of July 31, 1998 the Company was in violation of one of the covenants; however, the Company has obtained a waiver of the covenant from the bank.

The Company anticipates an approximately 70% increase in sales during the second half of 1998 compared to the same period in 1997 due to increased sales volumes to be developed in conjunction with EES, the Company's marketing partner for ILM, at prices and margins similar to what has been achieved during the first half of 1998. However, there can be no assurance that the increase in sales volumes and revenue will occur or that the prices and margins achieved on instrument sales in the first half of 1998 will be able to be maintained. The Company also expects to receive approximately $3 million in milestone payments and/or gain on the sale of long-term investments and other non-strategic assets such as the Neoprobe Europe facility. However, there can be no assurance that these milestones will be received or that the gains on the sale of long-term investments or non-strategic assets will be realized. The Company also expects to experience cost savings during the second half of 1998 as a result of the delayed in initiation of activity related to its RIGS action plans until a development partner for the RIGS system has been engaged. The Company has engaged the services of Lehman Brothers to assist in securing development partners and in the strategic assessment of the Company's business. There can be no assurance that the Company will be able to engage a development partner or partners on a timely basis, on favorable terms, or at all. If the Company does not receive this anticipated cash, it will need to obtain additional financing in 1999 in order to continue its present business plan or it will have to modify its business plan. Such financing may require sales of equity securities that could be dilutive to current holders of common stock, debt financing which may be on unfavorable terms or asset dispositions that could force the Company to change its business plan.

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

Neoprobe Europe AB, formerly called (New)MonoCarb AB, is a wholly-owned subsidiary of the Company, located in Lund, Sweden, where it operates a biologics manufacturing and purification facility. The Company uses the facility to perform research and development activities and prepare the CC49 monoclonal antibody produced by Bio-Intermediair BV for final radiolabeling. Due to anticipated changes in the production of RIGScan CR49, it was determined that the facility was no longer critical to the manufacturing process, and that research and development activities being carried on at the facility could be performed more efficiently elsewhere. As a result, the Company took action in the second quarter to initiate the sale of Neoprobe Europe. As of June 30, 1998, activities regarding the potential sale are in the preliminary stages and management is unable to estimate the effect on the Company's financial position. However, management does not believe the $2.5 million book value of the net assets of Neoprobe Europe to be impaired at this time. The Company advanced funds to Neoprobe Europe during the first half of 1998 to cover operating and capital expenditures of approximately $773,000. The Company anticipates advancing an additional $650,000 during the remainder of 1998 to cover operating and capital expenditures.

In 1994, the Company formed Neoprobe (Israel) to construct and operate a radiolabeling facility near Dimona, Israel, for radiolabeling of the Company's targeting agents. The Company owns 95 percent of Neoprobe (Israel), with Rotem Industries Ltd. ("Rotem"), the private arm of the Israeli atomic energy authority, owning the balance and managing the facility. Construction of the facility is being financed through a financial program approved by the state of Israel's Finance Committee (the "Committee"). The total amount of the approved program is $9.9 million. Neoprobe (Israel) is entitled to receive grants based on a percentage of its investment and a government guarantee of 75% to 85% of the principal balance of bank loans taken to build and operate the facility. The investment program is scheduled to expire in September 1998; however, the Company is negotiating to extend the grant portion of the program for an additional year. During the first half of 1998, the Company received loan proceeds of approximately $2.6 million under the government sponsored program. The Company expects to receive an additional $800,000 in loan and grant proceeds under the approved program during 1998. The Company does not anticipate advancing any significant amount of funds to Neoprobe (Israel) during 1998.

The Company has performed a preliminary assessment of the year 2000 issue as it relates to the Company's information systems and vendor supplied application software. Based on these assessments, management does not anticipate any significant impact on the Company as a result of implications associated with that issue.

RESULTS OF OPERATIONS

Since inception, the Company has dedicated substantially all of its resources to research and development of its RIGS system for the intraoperative diagnosis and treatment of cancer. Until the appropriate regulatory approvals are received, the Company is limited in its ability to generate revenue. During the second quarter and first half of 1998, the Company generated sales of Neoprobe 1500 systems of $864,000 and $1.25 million, respectively. Results of operations for the second quarter and first half of 1998 include approximately $800,000 in reorganization costs associated with the adoption of the Company's new business plan.

Research and development expenses during the first half of 1998 were $8.8 million, or 62% of operating expenses for the period. Marketing and selling expenses were $2.2 million, or 16% of operating expenses during the period and general and administrative expenses were $3.2 million, or 22% of operating expenses for the period. The Company anticipates that 1998 total operating expenses will decrease over 1997 in relation to expected increases in sales. The Company expects research and development and general and administrative expenses to decrease from 1997 levels as a result of the refocused business plan adopted in February. However, the Company also expects marketing and selling expenses to increase from 1997 levels.

Three Months ended June 30, 1998, and 1997.

Revenue and Other Income

The Company had net sales of approximately $1.25 million during the second quarter of 1998, compared to $1.1 million during the same period in 1997. Net sales in 1998 and 1997 were composed almost entirely of instrument sales. Instrument sales in 1997 reflect contributions from the Company's marketing arrangement with the United States Surgical Corporation which was terminated in October 1997. Instrument sales during the second quarter of 1998 were based on leads generated primarily by the Company's clinical specialists' sales force. Other income during the second quarter of 1998 and 1997 was $124,000 and $595,000, respectively, and represented primarily interest income earned during both periods.

Research and Development Expenses

Research and development expenses decreased during the second quarter of 1998 to $3.6 million from $5.7 million for the same period in 1997. The decrease in research and development expenses reflects decreased activity in all phases of the Company's development programs consistent with the implementation of the Company's refocused business plan announced in February 1998. Expenses related to RIGScan CR49 continued to decrease as clinical and manufacturing validation activity declined pending identification of a development partner. Instrument-related expenses decreased due to the wind-down of the design phase of certain next-generation products. Pipeline projects decreased related to the refocused business plan. Clinical trial activity related to the Company's therapeutic projects remained constant over the two periods.

Marketing and Selling Expenses

During the second quarter of 1998, marketing and selling expenses increased by $167,000 over the same period in 1997. The increase in marketing expenses during the second quarter of 1998, as compared to the same period in 1997, relates to increased internal marketing efforts to meet competitive pressure and further penetrate the lymphatic mapping market. The increased expenses were the result of a greater number of sales and marketing personnel in 1998, coupled with relative increases in travel and entertainment as well as promotional costs associated with the launch of new products. The increases in internal costs offset decreases in commissions paid to marketing partners in 1998 versus 1997.

General and Administrative Expenses

General and administrative expenses were $1.6 million for the second quarter of 1998 compared to $2.0 million for the same period in 1997. The decrease is due primarily to lower average headcount during the second quarter of 1998 compared to the same period in 1997.

Six Months ended June 30, 1998 and 1997

Revenue and Other Income

The Company had net sales of approximately $2.1 million during the first six months of 1998, compared to $2.2 million during the same period in 1997. Net sales in 1998 were composed almost entirely of instrument sales. In 1997, net sales included instrument sales of $2.1 million and blood serology products of $100,000. Instrument sales in 1997 reflect contributions from the Company's marketing arrangement with the United States Surgical Corporation which was terminated in October 1997. Instrument sales during the first six months of 1998 were based on leads generated primarily by the Company's clinical specialists' sales force. Other income during the first six months of 1998 and 1997 was $349,000 and $1.2 million, respectively, and represented primarily interest income earned during both periods.

Research and Development Expenses

Research and development expenses decreased during the second quarter of 1998 to $8.8 million from $9.2 million for the same period in 1997. The decrease reflects the Company's efforts to reduce costs consistent with the refocused business plan announced in February 1998. Year-to-date costs in 1998 include costs related to severance and other separation-related costs, but such costs were offset by decreases in expenses related to RIGScan CR49 pending identification of a development partner. Instrument-related expenses decreased due to the wind-down of the design phase of next-generation products. Pipeline projects decreased related to the refocused business plan. Clinical trial activity related to the Company's therapeutic projects remained constant over the two periods.

Marketing and Selling Expenses

During the first six months of 1998, marketing and selling expenses increased by $406,000 over the same period in 1997. The increase in marketing expenses during the first half of 1998, as compared to the same period in 1997, relates to an increased marketing effort to meet competitive pressure and further penetrate the lymphatic mapping market. The increased expenses were the result of a greater number of sales and marketing personnel in 1998, coupled with relative increases in travel and entertainment as well as promotional costs associated with the launch of new products.

General and Administrative Expenses

General and administrative expenses were $3.2 million for the first six months of 1998 compared to $3.6 million for the same period in 1997. Additional costs related to the February reorganization were offset by an overall lower headcount during the first half of 1998 than the same period in 1997.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         An annual meeting of the stockholders of the Registrant was held on May 21, 1998. The matters voted upon at the annual meeting and the results of the votes are set forth below.

         (i) David C. Bupp was elected a director to serve for a term of three years; 20,157,146 shares were voted for his election and 358,603 shares withheld authority.

         (ii) Julius R. Krevans, M.D. was elected a director to serve for a term of three years; 20,235,654 shares were voted for his election and 280,095 shares withheld authority.

         (iii) James F. Zid was elected a director to serve for a term of three years; 20,223,382 shares were voted for his election and 292,367 shares withheld authority.

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

`                 Exhibit 3.2

                  Amended and Restated By-Laws dated July 21, 1993 as amended July 18, 1995 and May 30, 1996 (incorporated by reference to
                  Exhibit 99.4 to the Registrant's Current Report on Form 8- K dated June 20, 1996; Commission File No. 0-26520).

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

         10.      MATERIAL CONTRACTS

                  Exhibit 10.2.44

                  Employment Agreement between David C. Bupp and the Registrant dated January 1, 1998.

                  Exhibit 10.2.45

                  Restricted Stock Purchase Agreement dated May 20, 1998 between the Registrant and David C. Bupp.

                  Exhibit 10.3.47

                  License and Option Agreement between Cira Technologies Inc., and Neoprobe Corporation dated April 1, 1998.

                  Exhibit 10.3.48

                  Restated Subscription and Option Agreement between the Registrant, Cira Technologies, Inc., Rigahrd G. Olsen, John L. Ridihalgh, Richard McMorrow, James R. Blakeslee, Mueller & Smith, Ltd., Pierre L. Triozzi and Gregory Noll, dated April 17, 1998.

                  Exhibit 10.3.49

                  Restated Stockholders Agreement between the Registrant, Cira Technologies, Inc., Rigahrd G. Olsen, John L. Ridihalgh, Richard McMorrow, James R. Blakeslee, Mueller & Smith, Ltd., Pierre L. Triozzi and Gregory Noll, dated April 17, 1998.

                  Exhibit 10.4.22.

                  Sales and Marketing Agreement dated April 21, 1998 between the Registrant and Ethicon Endo-Surgery, Inc., an Ohio corporation (filed pursuant to Rule 24b-2 under which the Registrant has requested confidential treatment of certain portions of this Exhibit).

                  Exhibit 10.4.23

                  Loan Agreement between the Registrant and Bank One, NA, dated April 16, 1998.

                  Exhibit 10.4.24

                  Variable Rate Cognovit Promissory Note, dated April 16, 1998, issued by Registrant to Bank One, NA.

                  Exhibit 10.4.25

                  Security Agreement between Registrant and Bank One, NA, dated April 16, 1998.

         11.      STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

                  Exhibit 11.1

                  Computation of Net Loss Per Share.


         27.      FINANCIAL DATA SCHEDULE

                  Exhibit 27.1

                  Financial Data Schedule (submitted electronically for SEC information only).

     (b) REPORTS ON FORM 8-K.

         No current report on Form 8-K was filed by the Registrant during the second quarter of fiscal 1998.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NEOPROBE CORPORATION
                                    (the "Registrant"
Dated:  August 14, 1998

                                    By: /s/  DAVID C. BUPP
                                    --------------------------------------------
                                    David C. Bupp,
                                    President and Chief Executive Officer
                                    (principal executive officer)


                                    By: /s/  BRENT LARSON
                                    --------------------------------------------
                                    Brent Larson
                                    Vice President, Finance
                                    (principal financial and accounting officer)

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549





                              --------------------

                              NEOPROBE CORPORATION

                              --------------------







                           FORM 10-Q QUARTERLY REPORT


                          FOR THE FISCAL QUARTER ENDED:

                                  JUNE 30, 1998





                              --------------------

                                    EXHIBITS

                              --------------------









================================================================================

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

Exhibit 10.2.44

Employment Agreement between David C. Bupp and the Registrant dated January 1, 1998.

Page 21 in the manually signed original.

Exhibit 10.2.45

Restricted Stock Purchase Agreement dated May 20, 1998 between the Registrant and David C. Bupp.

Page 28 in the manually signed original.

Exhibit 10.3.47

License and Option Agreement between Cira Technologies, Inc., and Neoprobe Corporation dated April 1, 1998.

Page 31 in the manually signed original.

Exhibit 10.3.48

Restated Subscription and Option Agreement between the Registrant, Cira Technologies, Inc., Rigahrd G. Olsen, John L. Ridihalgh, Richard McMorrow, James
R. Blakeslee, Mueller & Smith, Ltd., Pierre L. Triozzi and Gregory Noll, dated April 17, 1998.

Page 63 in the manually signed original.

Exhibit 10.3.49

Restated Stockholders Agreement between the Registrant, Cira Technologies, Inc., Rigahrd G. Olsen, John L. Ridihalgh, Richard McMorrow, James R. Blakeslee, Mueller & Smith, Ltd., Pierre L. Triozzi and Gregory Noll, dated April 17, 1998.

Page 75 in the manually signed original.

Exhibit 10.4.22

Sales and Marketing Agreement dated April 21, 1998 between the Registrant and Ethicon Endo-Surgery, Inc., an Ohio corporation (filed pursuant to Rule 24b-2 under which the Registrant has requested confidential treatment of certain portions of this Exhibit).

Page 80 in the manually signed original.

Exhibit 10.4.23

Loan Agreement between the Registrant and Bank One, NA, dated April 16, 1998.

Page 93 in the manually signed original.

Exhibit 10.4.24

Variable Rate Cognovit Promissory Note, dated April 16, 1998, issued by Registrant to Bank One, NA.

Page 106 in the manually signed original.

Exhibit 10.4.25

Security Agreement between Registrant and Bank One, NA, dated April 16, 1998.

Page 116 in the manually signed original.

Exhibit 11.1

Computation of Net Loss Per Share.

Page 117 in the manually signed original.

Exhibit 27.1

Financial Data Schedule (submitted electronically for SEC information only).