Form 10-Q
period 1998-09-30
NEOPROBE CORP
filed 1998-11-16
CIK 810509

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(MARK ONE)


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
[ X ]                    SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1998

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
                           Yes    X         No
                                 ---           ---



          22,885,017 SHARES OF COMMON STOCK, PAR VALUE $.001 PER SHARE (Number of shares of issuer's common equity outstanding as of the close of business on November 3, 1998)

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                      NEOPROBE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS



                                                           DECEMBER 31,       SEPTEMBER 30,
                                                                1997               1998
                                                           ------------       -------------
ASSETS

Current assets:
  Cash and cash equivalents                                 $ 9,921,025        $ 4,422,252
  Available-for-sale securities                              14,672,496          1,674,893
  Accounts receivable, net                                      793,376          1,323,637
  Inventory                                                     413,024            775,961
  Note receivable                                             1,500,000                  0
  Prepaid expenses and other current assets                   2,001,378          1,259,528
                                                            -----------        -----------

      Total current assets                                   29,301,299          9,456,271
                                                            -----------        -----------

  Property and equipment at cost:
    Equipment, net of accumulated depreciation                6,667,763          6,054,992
    Construction in progress                                  3,757,133          4,306,195
                                                            -----------        -----------

                                                             10,424,896         10,361,187
                                                            -----------        -----------

  Intangible assets, net of accumulated amortization          1,715,834          2,131,704
  Other assets                                                  131,375          1,615,988
                                                            -----------        -----------

      Total assets                                          $41,573,404        $23,565,150
                                                            ===========        ===========





                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                      NEOPROBE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                                                         DECEMBER 31,            SEPTEMBER 30,
                                                                             1997                    1998
                                                                        ----------------      -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                       $    3,848,172         $    1,316,897
  Accrued expenses                                                            2,743,293              2,201,722
  Notes payable to finance company                                              202,615                424,250
  Capital lease obligation, current                                             156,140                112,274
                                                                        ----------------      -----------------

      Total current liabilities                                               6,950,220              4,055,143
                                                                        ----------------      -----------------

Long term debt                                                                1,813,437              4,479,555
Capital lease obligation                                                        255,355                180,977
                                                                        ----------------      -----------------

      Total liabilities                                                       9,019,012              8,715,675
                                                                        ----------------      -----------------

Commitments and contingencies (Note 7)
Stockholders' equity:
  Preferred Stock; $.001 par value; 5,000,000 shares
    authorized at December 31, 1997 and September 30, 1998;
    none outstanding (500,000 shares designated as Series A,
    $.001 par value, at September 30, 1998; none outstanding)                         0                      0
Common stock; $.001 par value; 50,000,000 shares
   authorized; 22,673,430 shares issued and outstanding at
   December 31, 1997; 22,885,017 shares issued and
   outstanding at September 30, 1998                                             22,763                 22,885
Additional paid in capital                                                  120,034,876            120,231,097
Deficit accumulated during development stage                               (87,362,531)          (105,292,162)
Unrealized loss on available-for-sale securities                                (9,290)                 13,879
Cumulative foreign currency translation adjustment                            (131,426)              (126,224)
                                                                        ----------------      -----------------

  Total stockholders' equity                                                 32,554,392             14,849,475
                                                                        ----------------      -----------------

     Total liabilities and stockholders' equity                          $   41,573,404         $   23,565,150
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

                      NEOPROBE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                  NOVEMBER 16,
                                                                                                                     1983
                                            THREE MONTHS ENDED                     NINE MONTHS ENDED              (INCEPTION)
                                               SEPTEMBER 30,                         SEPTEMBER 30,              TO SEPTEMBER 30,
                                     ---------------------------------   ----------------------------------     ---------------
                                          1997               1998               1997               1998               1998
                                     -------------      -------------      -------------      -------------     ---------------

Net sales                            $   1,274,786      $   1,702,338      $   3,451,631      $   3,821,262      $  13,008,176
Cost of goods sold                         295,514            454,024            988,423          1,019,081          4,723,077
                                     -------------      -------------      -------------      -------------      -------------
      Gross profit                         979,272          1,248,314          2,463,208          2,802,181          8,285,099
                                     -------------      -------------      -------------      -------------      -------------

Operating expenses:
  Research and development               4,149,621          2,232,530         13,334,609         11,074,695         75,630,833
  Marketing and selling                    977,961          1,561,904          2,790,308          3,780,418          9,618,724
  General and administrative             1,543,060          1,236,696          5,170,029          4,403,232         35,482,847
   Facility closure costs                        0          1,961,804                  0          1,961,804          1,961,804
                                     -------------      -------------      -------------      -------------      -------------
      Total operating expenses           6,670,642          6,992,934         21,294,946         21,220,149        122,694,208
                                     -------------      -------------      -------------      -------------      -------------

Loss from operations                    (5,691,370)        (5,744,620)       (18,831,738)       (18,417,968)      (114,409,109)
                                     -------------      -------------      -------------      -------------      -------------

Other income (expense):
  Interest income                          338,072            105,861          1,545,737            555,317          6,477,497
  Interest expense                         (4, 959)          (100,886)           (14,807)          (152,982)          (720,467)
  Other                                    (54,519)           134,682            (73,101)            86,002          3,359,917
                                     -------------      -------------      -------------      -------------      -------------
      Total other income                   278,594            139,657          1,457,829            488,337          9,116,947
                                     -------------      -------------      -------------      -------------      -------------

Net loss                             $  (5,412,776)     $  (5,604,963)     $ (17,373,909)     $ (17,929,631)     $(105,292,162)
                                     =============      =============      =============      =============      =============

Net loss per common share
   (basic and diluted)               $       (0.24)     $       (0.24)     $       (0.76)     $       (0.79)
                                     =============      =============      =============      =============

Weighted average shares
   outstanding during the period        22,766,834         22,884,528         22,723,007         22,823,382
                                     =============      =============      =============      =============



                      NEOPROBE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS


                                                                                                                   NOVEMBER 16,
                                                                                                                       1983
                                              THREE MONTHS ENDED                     NINE MONTHS ENDED              (INCEPTION)
                                                SEPTEMBER 30,                           SEPTEMBER 30,             TO SEPTEMBER 30,
                                           1997                1998               1997               1998               1998
                                       -------------      -------------      -------------      -------------      -------------

Net loss                               $  (5,412,776)     $  (5,604,963)     $ (17,373,909)     $ (17,929,631)     $(105,292,162)
Other comprehensive (losses) gains            70,074             26,959           (146,724)            28,369           (112,347)
                                       -------------      -------------      -------------      -------------      -------------

Comprehensive loss                     $  (5,342,702)     $  (5,578,004)     $ (17,520,633)     $ (17,901,262)     $(105,404,509)
                                       =============      =============      =============      =============      =============





                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                      NEOPROBE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                        NOVEMBER 16,
                                                                                                            1983
                                                                        NINE MONTHS ENDED                (INCEPTION)
                                                                          SEPTEMBER 30,                TO SEPTEMBER 30,
                                                                      1997              1998                1998
                                                                -----------------  ----------------   -----------------

Net cash used in operating activities                             $ (16,496,677)    $ (18,674,539)     $  (95,038,133)

Cash flows from investing activities:
  Purchases of available-for-sale securities                         (9,915,474)       (1,738,512)       (109,901,702)
  Proceeds from sales of available-for-sale securities                1,828,927         3,741,357          51,615,619
  Maturities of available-for-sale securities                        15,739,201        11,050,000          56,753,943
  Purchase of property and equipment                                 (4,090,456)       (2,405,865)        (13,614,463)
  Other                                                                (127,815)         (430,870)         (1,467,902)
                                                                -----------------  ----------------   -----------------

      Net cash  provided by (used in) investing activities            3,434,383        10,216,110         (16,614,505)
                                                                -----------------  ----------------   -----------------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net                           750,381           196,343         102,732,033
  Proceeds from bank loan credit                                        708,835         2,666,118           4,479,555
  Proceeds from line of credit                                                0           700,000             700,000
  Repayment of line of credit                                                 0          (275,750)           (275,750)
  Other                                                                (250,797)         (320,886)          8,475,839
                                                                -----------------  ----------------   -----------------

      Net cash provided by financing activities                       1,208,419         2,965,825         116,111,677
                                                                -----------------  ----------------   -----------------

Effect of exchange rate changes on cash                                 (11,159)           (6,169)            (36,787)
                                                                -----------------  ----------------   -----------------


    Net (decrease) increase in cash and cash equivalents            (11,865,034)       (5,498,773)          4,422,252

Cash and cash equivalents at beginning of period                     30,168,412         9,921,025                   0
                                                                -----------------  ----------------   -----------------

Cash and cash equivalents at end of period                        $  18,303,378     $   4,422,252      $    4,422,252
                                                                =================  ================   =================


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                      NEOPROBE CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The information presented for September 30, 1997 and 1998, and for the periods then ended is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) which the management of Neoprobe Corporation (the "Company") believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results for the interim period are not necessarily indicative of results to be expected for the year. The financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, which were included as part of the Company's Annual Report on Form 10-K. Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

         Included in other assets at September 30, 1998 is an investment in XTL Biopharmaceuticals Ltd. ("XTL"). The investment resulted from the conversion of a note receivable from XTL, which was held by the Company related to an Investment Research and Development Agreement. The debenture was due on February 13, 1998 and bore interest at 5% payable annually. On January 30, 1998, the Company exercised its option to convert the debentures into 443,690 shares of Class A Common stock of XTL. Since the date of conversion, the Company has accounted for its approximate 15% investment in XTL on the cost method. There is currently no publicly quoted market value for shares of XTL; however, management believes, based on a recently completed private security transaction, that the market value of its investment in XTL approximates book value.

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.130 ("SFAS 130") "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income in a full set of general purpose financial statements. The Company adopted SFAS 130 as of January 1, 1998. Other comprehensive losses of the Company include the effects of translation gain or loss related to the Company's foreign operations and unrealized gains and losses on available-for-sale securities.

         In June 1997, the FASB issued SFAS No.131 "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This Statement need not be applied to interim financial statements in the initial year of its application. The Company intends to adopt SFAS No.131 effective December 31, 1998. Management does not believe adoption of this Statement will have a significant effect on the financial disclosures of the Company.

         The Company is a development stage enterprise engaged in the development and commercialization of technologies for the diagnosis and treatment of cancers. There can be no assurance that the Company will be able to commercialize its proposed products. There can also be no assurance that adequate financing will be available when needed or on terms attractive to the Company.

2.       INVENTORY

         The components of inventory are as follows:

                                                            DECEMBER 31,         SEPTEMBER 30,
                                                                1997                 1998
                                                          -----------------    ------------------

                     Materials and component parts          $  36,890               $      0
                     Work-in-process                          145,234                393,860
                     Finished goods                           230,900                382,101
                                                          =================    ==================
                                                            $ 413,024               $775,961
                                                          =================    ==================

3.       LONG-TERM DEBT

         Neoprobe (Israel) Ltd. ("Neoprobe (Israel)"), a 95%-owned subsidiary of the Company, is completing construction of a radiolabeling facility near Dimona, Israel, for use in future operations of the Company. Construction of the facility is being partially financed under a $9.9 million investment program approved by the state of Israel's Finance Committee (the "Committee"). Under the approved program, Neoprobe (Israel) is entitled to government grants and government loan guarantees equal to a percentage of the total loan taken for the construction and operation of the facility. Amounts received under the agreement are collateralized by certain property obtained through the use of proceeds received. The loan portion of the investment program has expired but will cover capital costs incurred through September 12, 1998; however, the Company successfully negotiated an extension of the grant portion of the program for an additional year. As of September 30, 1998, Neoprobe (Israel) has received $4.5 million and $1.3 million in the form of loans and grants, respectively.

         In September 1998, the Company renegotiated the terms of its $3 million revolving line of credit arrangement with a bank. The maximum eligible borrowing limit was decreased to $1 million and is secured by cash and investments of the Company. Interest on the line of credit is based on the prime rate or LIBOR, as elected by the Company. As of September 30, 1998, $424,000 was outstanding and $576,000 was available under the line of credit.

4.       EQUITY

         During the first nine months of 1998, the Board granted options to employees and certain directors of the Company under the 1996 Stock Incentive Plan (the "Plan") for 608,000 shares of common stock, exercisable at an average exercise price of $5.42 per share, vesting over two to four years. As of September 30, 1998, the Company has 1.9 million options outstanding under two stock option plans. On September 28, 1998, the Company repriced 367,000 outstanding options with exercise prices of $5.06 to $17.75 held by non-officer employees of the Company. In exchange for surrendering the outstanding options, these employees were granted 183,440 options with an exercise price of $1.50 per share, and the average vesting term of the options was extended by one year from their original term. Of the outstanding options, 1.1 million options have vested as of September 30, 1998, at an average exercise price of $6.09 per share.

         During the third quarter, the Company issued 45,000 shares of restricted stock to its President and CEO. This stock vests and becomes transferable only on a change in control of the Company.

5.       AGREEMENTS

         In April 1998, the Company executed an agreement with Ethicon Endo-Surgery, Inc. ("EES"), a Johnson & Johnson company, to market and promote the Neoprobe(R) 1500 Portable Radioisotope Detector and its 14mm and 19mm reusable probes for gamma guided lymphatic mapping and minimally invasive surgery in the United States. During October 1998, the agreement with EES was amended to cover marketing and promotion of the aforementioned products in Europe. During the initial one-year term of the agreement, EES will promote and sell the aforementioned products and train physicians in the use of Neoprobe's devices. In exchange for promoting and selling the device products, EES will receive sales commissions based on qualifying net sales of the aforementioned products.

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

6.       SUBSIDIARIES

         Due to anticipated changes in the production of RIGScan CR49, the Company determined during the second quarter of 1998 that Neoprobe Europe AB ("Neoprobe Europe"), the Company's biologics manufacturing and purification facility located in Lund, Sweden, was no longer critical to the manufacturing process, and that research and development activities being carried on at the facility could be performed more efficiently elsewhere. As a result, the Company took action in the second quarter to initiate the sale of Neoprobe Europe. As of June 30, 1998, activities regarding the potential sale were in the preliminary stages, and management was unable to estimate the effect on the Company's financial position. However, management did not believe the $2.5 million book value of the net assets of Neoprobe Europe to be impaired at that time.

         During October 1998, the Company reached an agreement to sell substantially all of the assets of Neoprobe Europe to a Swedish company. In exchange for the assets, the Swedish company agreed to pay the Company $125,000 and assume certain obligations of Neoprobe Europe, such as the lease commitment. In connection with this agreement, the Company has recorded a provision of approximately $2.0 million as of September 30, 1998, principally to write down the remaining assets of Neoprobe Europe to their estimated realizable value of approximately $200,000. These assets are classified as held-for-sale and included in Other Assets at September 30, 1998.

7.       CONTINGENCIES

         The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

         As of September 30, 1998, the Company had cash and cash equivalents and available-for-sale securities of $6.1 million. Of this amount, $2.0 million is pledged as security associated with the Company's revolving line of credit and the debt outstanding under its financing program for the construction of Neoprobe (Israel). However, an additional $576,000 is available and unused under the line of credit at September 30, 1998, bringing total available cash to fund fourth quarter operations of $4.7 million. The Company currently anticipates that approximately $4.5 million in cash will be used to finance operating activities during the fourth quarter of 1998, and that the Company will end the year with a limited amount of cash which is not contractually restricted. The Company is actively pursuing other sources of improving its projected liquidity position as of December 31, 1998. Potential sources of capital include, but are not limited to, sale of non-strategic assets and raising of funds through private security placements. However, there can be no assurances that the Company will be able to raise funds on a timely basis, in the amounts required, at terms acceptable to the Company, or at all. The Company anticipates an approximate 45% increase in sales during the fourth quarter of 1998 compared to the same period in 1997 due to increased sales volumes of its gamma guided surgery products, at prices and margins similar to what has been achieved year to date in 1998. However, there can be no assurance that the increase in sales volumes and revenue will occur or that the prices and margins achieved on instrument sales in the fourth quarter of 1998 will be able to be maintained. The Company is engaged in discussions regarding the sale of approximately $2.0 million non-strategic assets. However, there can be no assurance that these discussions will be successfully concluded prior to December 31, 1998, at terms acceptable to the Company, or at all. If the Company does not receive adequate anticipated funds, it will need to further modify its business plan and seek other financing alternatives. Such financing may require sales of equity securities that could be dilutive to current holders of common stock, debt financing which may be on unfavorable terms, or asset dispositions that could force the Company to further change its business plan.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through private and public offerings of its equity securities, from which it has raised gross proceeds of approximately $120 million. As of September 30, 1998, the Company had cash, cash equivalents, and available-for-sale securities of $6.1 million. However, portions of these funds secure the outstanding debt of the Company. The Company has access to approximately $4.7 million in unrestricted funds to finance its operating activities for the fourth quarter of 1998. The Company is actively pursuing sources of funds to improve its projected liquidity position as of December 31, 1998. Potential sources include, but are not limited to, sale of non-strategic assets and private security placements. However, there can be no assurances that the Company will be able to raise funds, on a timely basis, in the amounts required, at terms acceptable to the Company, or at all.

To date, the Company has devoted substantially all of its efforts and resources to research and clinical development of innovative systems for the intraoperative diagnosis and treatment of cancers. During the first quarter of 1998, the Company implemented a business plan to reduce operating expenses and focus on three main business activities: commercializing the Company's first RIGS(R) system (radioimmunoguided surgery) product, called RIGScan(R) CR49 ((125)I - CC49 monoclonal antibody) for the surgical detection of metastatic colorectal cancer, increasing the Company's market position in gamma guided surgery applications, and developing activated cellular therapy ("ACT") products for cancer and viral diseases.

During the second quarter of 1998, the Company engaged the services of Lehman Brothers to assist in securing development partners and in the strategic assessment of the Company's business. To date, the Company has not entered into any definitive development agreements as a result of these efforts. There can be no assurances that a development partner will be identified on a timely basis, on terms acceptable to the Company, or at all. During the third quarter of 1998, based on further assessments of its RIGScan CR49 development plans with clinical and regulatory advisors and on discussions with Lehman Brothers, the Company further modified its business plan.

The Company's modified business plan focuses the Company's operating activities on its core gamma guided surgery instrument business for use in intraoperative lymphatic mapping ("ILM") while efforts are made to identify business partners who would assume financial development responsibility for RIGScan CR49 and ACT. The modified plan also involves marketing certain non-strategic assets, and performing only non-product specific plant validation at the Company's facility in Israel. Additionally, the Company will record approximately $170,000 during the fourth quarter in severance expenses related to employees identified for separation in October 1998. Since the beginning of the year, the Company has decreased its worldwide headcount by approximately 60% and has ended or is in the process of ending the majority of its research and development activities that are not related to ILM. In addition, the Company is liquidating its subsidiary in Sweden, Neoprobe Europe, in order to realize additional future cost savings. These actions were taken to arrive at the minimum support structure management believes is necessary to support the gamma guided surgery business and to move the Company towards profitability.

In October 1997, the Company launched the Neoprobe(R) 1500 Portable Radioisotope Detector in response to an emerging surgical technique called ILM for treating patients with melanoma, a potentially deadly form of skin cancer, and for patients with breast cancer. Physicians use ILM to help trace the lymphatic patterns in a patient to evaluate tumor drainage and, therefore, potential metastatic tumor spread. ILM represents a less invasive surgical technique than existing techniques for staging cancer or determining whether the cancer has spread to the lymph nodes. ILM gives surgeons a map to find the first lymph nodes (i.e. sentinel node(s)) to which tumor is likely to drain or spread. For cutaneious malignant melanoma, ILM has become the standard of care in major cancer centers and community hospitals in the U.S. and is beginning to be adopted in countries outside the U.S. For breast cancer, the technique is rapidly becoming the standard of care at major cancer centers.

In an ILM procedure, a patient is injected at the site of the main tumor with a nonspecific radioactive tracing element. The surgeon tracks the agent's path with a hand-held radiation detection probe. ILM identifies the appropriate lymph nodes to be biopsied for determination of cancer spread. Clinical studies, involving nearly two thousand patients and published in well-known peer review medical journals, have shown ILM is 97% accurate in predicting the presence or absence of disease spread in melanoma or breast cancers. Physicians are also evaluating the application of ILM to other solid tumors.

The Company is currently selling the Neoprobe 1500 Portable Radioisotope Detector for ILM applications and is expanding its line of instruments to provide a variety of gamma-detecting probes for specialized uses. In March 1998, the Company introduced a smaller (14mm diameter) detection probe whose performance has been optimized for use in lymphatic mapping procedures. In October 1998, the Company launched its newest product, the neo2000(TM). The Company intends to continue to sell the Neoprobe 1500 as a basic ILM system without the additional features of the neo2000. The Company intends to expand its current gamma guided surgery product line with products which would produce positive cash flow in the near term. However, there can be no assurances that the Company will be successful in developing or acquiring additional products or that such products will contribute positive cash flow once developed or acquired. The Company recorded revenue of $1.7 million and $3.8 million during the third quarter and the first nine months of 1998, respectively, related to sales of instruments used in application of ILM.

Also, the Company holds proprietary development and marketing rights to the RIGS surgical system. The RIGS system integrates radiolabeled targeting agents and radiation detection instruments. Prior to 1996, the Company completed testing in Phase III clinical trials for the detection of metastatic and primary colorectal cancer using its first generation antibody, RIGScan CR49, as a targeting agent. During 1996, the Company submitted applications to the European regulatory agencies and to the FDA to request permits to begin marketing and selling the Company's RIGS products for the detection of metastatic colorectal cancer. In late 1997, the european regulatory agency (EMEA) requested additional manufacturing and clinical information for RIGScan CR49 before approval could be granted. Under EMEA guidelines, the Company's original application could not be amended to supply the requested information. As a result, the Company withdrew its application for European regulatory approval. At approximately the same time, the FDA indicated that the BLA for RIGScan CR49 was not approvable without the submission of additional information. Both the FDA and the EMEA required additional clinical data to demonstrate prospective clinical benefit of RIGScan CR49 in addition to the diagnostic findings demonstrated in the Phase III studies which the Company has determined cannot be obtained without the completion of additional clinical studies.

During the first half of 1998, the Company engaged in discussions with the FDA to address the clinical and manufacturing questions outlined in its December 1997 response letter. Subsequent to these discussions, the Company determined in discussions with expert clinical and regulatory advisors that regulatory action plans with respect to the RIGScan surgical methodology would be most effectively implemented with a second generation antibody. Because of the costs and risks associated with this research and development activity, the Company has determined that it will not commit additional financial resources to RIGScan CR49 or the second generation antibody. Clinical trial activity and product-specific manufacturing validation activities related to RIGScan CR49 or the second generation antibody would be the financial responsibility of a development partner. However, the Company will move forward with the manufacturing validation of the Neoprobe Israel facility to better support the viability of a partnership or outsourcing opportunities at the facility. To date, the Company has not entered into any definitive agreements with a development partner for the RIGS technology. There can be no assurances that a development partner will be identified on a timely basis, on terms acceptable to the Company, or at all.

As a result of its RIGScan CR49 research, the Company has been studying the safety and efficacy of a RIGS based autologous Activated Cellular Therapy (RIGS/ACT(TM)) for cancer, which boosts the patient's own immune system by removing lymph nodes targeted by RIGScan CR49 during surgery and then, in a cell processing facility, activating and expanding "helper" T-cells found in the nodes. Within 10 to 14 days, the patient's own immune cells, now activated and numbering more than 20 billion, are infused into the patient to trigger an effective immune response to the cancer. An in vitro program has shown significant chemotherapy enhancement in a number of tumor cell lines for a variety of chemotherapeutic agents. The in vitro assessment correlates with an observation of potential chemotherapy enhancement in an earlier Phase I clinical study of unresectable colorectal patients. During 1998, the Company opened its first Investigational New Drug (IND) application for Phase I/II and Phase II multicenter trials with RIGS/ACT for resectable and unresectable colorectal cancer patients.

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

Results of the aforementioned ACT trials will give direction and targeted endpoints for designing larger multicenter pivotal trials, to be pursued by a strategic partner. The Company does not currently intend to expend financial resources on further research and development or clinical evaluations of ACT without financial assistance from a development partner. To date, the Company has not entered into any definitive agreements with a development partner for ACT. There can be no assurances that a development partner will be identified on a timely basis, on terms advantageous to the Company, or at all.

For the period from inception to September 30, 1998, the Company has incurred cumulative net losses of $105 million. The Company's only approved products are instruments used in gamma guided surgery related to the application of ILM. The Company does not currently have a RIGS drug product approved for commercial sale in any major market. Based on the Company's modified business plan which focuses Company resources on ILM, the Company does not anticipate commercial sales of sufficient volume to generate positive cash flow from operations until the year 2000, at the earliest. The Company has incurred, and will continue to incur, substantial expenditures for research and development activities related to enhancing and expanding its current gamma guided surgery product portfolio and to fund marketing development in bringing its products to the commercial market. The Company currently estimates it will require approximately $15 million to fund research and development, marketing, and general and administrative activities in 1999. The Company anticipates a significant portion of the cash necessary to fund such operating activities will be generated from sales of its gamma guided surgery products. There can be no assurance that additional gamma guided surgery products will be approved for marketing by the FDA or any foreign government agency, or that any such products will be successfully introduced or achieve market acceptance.

As of September 30, 1998, the Company had cash and cash equivalents and available-for-sale securities of $6.1 million. Of this amount, $2.0 million is pledged as security associated with the Company's revolving line of credit and the debt outstanding under its financing program for the construction of Neoprobe (Israel). However, an additional $576,000 is available and unused under the line of credit at September 30, 1998, bringing total available cash to fund fourth quarter operations of $4.7 million. The Company currently anticipates that approximately $4.5 million in cash will be used to finance operating activities during the fourth quarter of 1998, and that the Company will end the year with a limited amount of cash which is not contractually restricted. The Company is actively pursuing other sources of improving its projected liquidity position as of December 31, 1998. Potential sources of capital include, but are not limited to, sale of non-strategic assets and raising of funds through private security placements. However, there can be no assurances that the Company will be able to raise funds on a timely basis, in the amounts required, at terms acceptable to the Company, or at all. The Company anticipates an approximate 45% increase in sales during the fourth quarter of 1998 compared to the same period in 1997 due to increased sales volumes of its gamma guided surgery products, at prices and margins similar to what has been achieved year-to-date in 1998. However, there can be no assurance that the increase in sales volumes and revenue will occur or that the prices and margins achieved on instrument sales in the fourth quarter of 1998 will be able to be maintained. The Company is engaged in discussions regarding the sale of approximately $2.0 million non-strategic assets. However, there can be no assurance that these discussions will be successfully concluded prior to December 31, 1998, at terms acceptable to the Company, or at all. The Company also expects to experience cost savings during the fourth quarter of 1998 as a result of modifications to its business plan regarding RIGS and ACT. If the Company does not receive these anticipated funds, it will need to further modify its business plan and seek financing alternatives not currently being considered. Such financing may require sales of equity securities that could be dilutive to current holders of common stock, debt financing which may be on unfavorable terms, or asset dispositions that could force the Company to further change its business plan.

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

The Company has executed various agreements with third parties that supplement the technical and marketing capabilities of the Company. The Company is generally obligated to such parties to pay royalties or commissions upon commercial sale of the related product. The Company's estimate of its allocation of cash resources is based on the current state of its business operations, its current business plan, and current industry and economic conditions, and is subject to revisions due to a variety of factors including without limitation, additional expenses related to marketing and distribution, regulatory licensing and research and development, and to reallocation among categories and to new categories. The Company may need to supplement its funding sources from time to time.

Neoprobe Europe AB, formerly called (New)MonoCarb AB, is a wholly-owned subsidiary of the Company, located in Lund, Sweden, where it operated a biologics manufacturing and purification facility. The Company used the facility to perform research and development activities and prepare the CC49 monoclonal antibody for final radiolabeling. Due to anticipated changes in the production of RIGScan CR49, it was determined that the facility was no longer critical to the manufacturing process, and that research and development activities being carried on at the facility could be performed more efficiently elsewhere. As a result, the Company took action in the second quarter to initiate the sale of Neoprobe Europe. During October 1998, the Company reached an agreement to sell substantially all of the assets of Neoprobe Europe AB to a Swedish company, In exchange for the assets, the Swedish company agreed to pay the Company $125,000 and assume certain obligations of Neoprobe Europe, such as the facility lease commitment. In connection with this agreement, the Company has commenced liquidation of Neoprobe Europe and has recorded a provision of $2.0 million as of September 30, 1998, to reflect the estimated realizable value of the remaining assets of Neoprobe Europe as well as the estimated $200,000 in cash exit costs expected to be incurred during the fourth quarter.

In 1994, the Company formed Neoprobe (Israel) to construct and operate a radiolabeling facility near Dimona, Israel, for radiolabeling of the Company's targeting agents. The Company owns 95% of Neoprobe (Israel), with Rotem Industries Ltd. ("Rotem"), the private arm of the Israeli atomic energy authority, owning the balance and managing the facility. Construction of the facility is being financed through a financial program approved by the state of Israel's Finance Committee (the "Committee"). The total amount of the approved program is $9.9 million. Neoprobe (Israel) is entitled to receive grants based on a percentage of its investment and a government guarantee of 75% to 85% of the principal balance of bank loans taken to build and operate the facility. The loan portion of the investment program expired in September 1998; however, the Company still expects to receive funds related to capital costs incurred prior to the expiration of the loan program. The Company has successfully negotiated an extension of the grant portion of the program for an additional year. During nine months ended September 30, 1998, the Company received loan proceeds of approximately $2.7 million under the government sponsored program. The Company expects to receive an additional $500,000 in loan and grant proceeds under the approved program during the remainder of 1998. The Company anticipates advancing $300,000 to Neoprobe (Israel) to fund operations during the remainder of 1998.

As many computer systems and other equipment with embedded chips or processors (collectively, "Business Systems") use only two digits to represent the year, they may be unable to process accurately certain data before, during or after the year 2000. As a result, business and governmental entities are at risk for possible miscalculations or system failures causing disruptions in their business operations. This is commonly known as the Year 2000 ("Y2K") issue or Century Date Change ("CDC") issue. The CDC issue can arise at any point in the Company's supply, manufacturing, distribution and financial chains. The Company and each of its operating subsidiaries are in the process of implementing an assessment and readiness plan with the objective of having all their significant internal Business Systems functioning properly with respect to the Y2K issue before January 1, 2000 and minimizing the possible disruptions to the Company's business which could result from the Y2K problem.

As part of its readiness plan, the Company is in the process of conducting a company-wide assessment of its Business Systems to identify elements which are not Y2K compliant. Based on assessment activity to date, the Company presently believes that the majority of its critical Business Systems have been purchased and installed in recent years and are already Y2K compliant. The Company's internal Business Systems have not internally generated programmed software coding to correct, as substantially all of the software utilized by the Company has been recently purchased or licensed from external vendors. At the completion of the assessment phase, the Company intends to perform comprehensive testing of its Business Systems in early 1999.

Those Business Systems which are not presently Y2K compliant are anticipated to be replaced, upgraded or modified in the normal replacement cycle prior to 2000. The Company estimates the total cost to the Company of completing any required modifications, upgrades or replacements of its internal systems will not have a material adverse effect on the Company's business. This estimate is being monitored and will be revised as additional information becomes available.

The Company has also initiated communications with third parties whose Business Systems functionality could impact the Company. These communications will facilitate coordination of Y2K solutions and will permit the Company to determine the extent of which it may be vulnerable to failures of third parties to address their own Y2K issues. Because the manufacturing and distribution of the Company's products are almost entirely outsourced to other entities, the failure of these third parties to achieve Y2K compliance could have a material impact on the Company's business, financial position, results of operations and cash flows. The Company has attempted, where possible, to establish contractual requirements for Y2K compliance by such third parties. However, the Company has limited control over the actions of these third parties on which the Company directly or indirectly places reliance. There can be no guarantee that such systems that are not now Y2K compliant will be timely converted to Y2K compliance.

The Company has also assessed the potential Y2K related exposure it may have with respect to gamma detection instrumentation which it has delivered to customers. The Company does not believe products it has distributed to date or that may be distributed in the future face any significant Y2K problems which will affect their functionality or utility by the customer.

The Company does not yet have a comprehensive contingency plan with respect to the Y2K issue but intends to establish such a plan during calendar 1999 as part of its ongoing Y2K compliance effort.

The foregoing assessment of the impact of the Y2K problem on the Company is based on management's best estimates at the present time and could change substantially. The assessment is based on numerous assumptions as to future events. There can be no guarantee that these estimates will prove accurate, and actual results could differ from those estimates if these assumptions prove inaccurate.

RESULTS OF OPERATIONS

Since inception, the Company has dedicated substantially all of its resources to research and development of its RIGS technology for the intraoperative diagnosis and treatment of cancer. Until the appropriate regulatory approvals are received, the Company is limited in its ability to generate revenue. During the third quarter and nine months ended September 30, 1998, the Company generated sales of Neoprobe 1500 systems of $1.7 and $3.8 million, respectively. Results of operations for the first three quarters of 1998 include approximately $800,000 in costs associated with the reorganization activities of the Company during the first quarter.

Research and development expenses during the first three quarters of 1998 were $11.1 million, or 55% of operating expenses for the period. Marketing and selling expenses were $3.8 million, or 19% of operating expenses during the period, and general and administrative expenses were $4.4 million, or 21% of operating expenses for the period. The Company anticipates that 1998 total operating expenses will decrease over 1997 in relation to expected increases in sales. The Company expects research and development and general and administrative expenses to decrease from 1997 levels as a result of the refocused business plan adopted in February. However, the Company also expects marketing and selling expenses to increase from 1997 levels. In addition, the Company recorded a $2.0 million change in the third quarter, related to the closure of its facility in Lund, Sweden.

Three Months ended September 30, 1998, and 1997.

Revenue and Other Income

The Company had net sales of approximately $1.7 million during the third quarter of 1998, compared to $1.3 million during the same period in 1997. Net sales in both years were composed almost entirely of instrument sales. Instrument sales in 1997 reflect contributions from the Company's marketing arrangement with the United States Surgical Corporation which was terminated in October 1997. Instrument sales during the third quarter of 1998 were based on leads generated primarily by the Company's clinical specialists' sales force and representatives of EES. Other income during the third quarter of 1998 and 1997 was $488,000 and $1.5 million, respectively, and represented primarily interest income earned during both periods.

Research and Development Expenses

Research and development expenses decreased during the third quarter of 1998 to $2.4 million from $4.1 million for the same period in 1997. The decrease in research and development expenses reflects decreased activity in all phases of the Company's development programs consistent with the implementation of the Company's modified business plan. Expenses related to RIGScan CR49, including internal headcount and overhead costs, continued to decrease as clinical and manufacturing validation activity declined pending identification of a development partner. Instrument-related expenses decreased due to the wind-down of the design phase of next-generation products. Pipeline projects development decreased related to the refocused business plan. Clinical trial activity in both periods related to the Company's therapeutic projects and remained constant.

Marketing and Selling Expenses

During the third quarter of 1998, marketing and selling expenses increased by $584,000 over the same period in 1997. The increase in marketing expenses during the third quarter of 1998, as compared to the same period in 1997, relates to increased internal marketing efforts to meet competitive pressure and further penetrate the lymphatic mapping market. The increased expenses were the result of a greater number of sales and marketing personnel in 1998, coupled with relative increases in travel and entertainment as well as promotional costs associated with new product launched during the second quarter.

General and Administrative Expenses

General and administrative expenses were $1.2 million for the third quarter of 1998 compared to $1.5 million for the same period in 1997. The decrease is due primarily to lower average headcount and related overhead costs during the third quarter of 1998 compared to the same period in 1997.

Facility Closure Costs

During the third quarter of 1998, the Company recorded a $2.0 million expense related to costs to close its antibody production and research facility located in Lund, Sweden. The majority of the costs ($1.7 million) related to impairment of fixed assets down to their estimated realizable value. The remainder of the costs related to accruing severance costs during the closure period.

Nine Months ended September 30, 1998 and 1997

Revenue and Other Income

The Company had net sales of approximately $3.8 million during the first nine months of 1998, compared to $3.5 million during the same period in 1997. Net sales in both years were composed almost entirely of instrument sales. Instrument sales in 1997 reflect contributions from the Company's marketing arrangement with the United States Surgical Corporation which was terminated in October 1997. Instrument sales during the first nine months of 1998 were based on leads generated primarily by the Company's clinical specialists' sales force and representatives of EES. Other income (loss) during the first nine months of 1998 and 1997 was $488,000 and $1.5 million, respectively, and represented primarily interest income earned during both periods.

Research and Development Expenses

Research and development expenses decreased during the first nine months of 1998 to $11.1 million from $13.3 million for the same period in 1997. The decrease reflects the Company's efforts to reduce costs consistent with the refocused business plan announced in February 1998, which was further modified in the third quarter of 1998. Year-to-date costs in 1998 include approximately $800,000 related to severance and other separation-related costs, but such costs were offset by decreases in expenses related to RIGScan CR49 pending identification of a development partner. Instrument-related expenses decreased due to the wind-down of the design phase of next-generation products. Pipeline projects decreased related to the refocused business plan. Clinical trial activity related to the Company's therapeutic projects increased approximately $200,000 in 1998 over 1997 levels.

Marketing and Selling Expenses

During the first nine months of 1998, marketing and selling expenses increased by $1.0 million over the same period in 1997. The increase in marketing expenses during the first three quarters of 1998, as compared to the same period in 1997, relates to an increased marketing effort to meet competitive pressure and further penetrate the lymphatic mapping market. The increased expenses were the result of a greater number of sales and marketing personnel in 1998, coupled with relative increases in travel and entertainment as well as promotional costs associated with the launch of new products.

General and Administrative Expenses

General and administrative expenses were $4.4 million for the first nine months of 1998 compared to $5.1 million for the same period in 1997. Severance and other overhead and employee separation costs related to the February reorganization were offset by an overall lower headcount during the first half of 1998 than the same period in 1997.

Facility Closure Costs

During the third quarter of 1998, the Company recorded a $2.0 million expense related to costs to close its antibody production and research facility located in Lund, Sweden. The majority of the costs ($1.7 million) related to impairment of fixed assets down to their estimated realizable value. The remainder of the costs related to accruing severance costs during the closure period.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

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

                  10. MATERIAL CONTRACTS

                  Exhibit 10.4.26

                  Letter amendment dated October 14, 1998 to the Sales and Marketing Agreement dated April 21, 1998 between the Registrant and Ethicon Endo-Surgery, Inc., an Ohio corporation (filed pursuant to Rule 24b-2 under which the Registrant has requested confidential treatment of certain portions of this Exhibit).

                  Page 22 in the manually signed original.

                  Exhibit 10.4.27

                  Promissory Note, dated September 25, 1998, issued by Registrant to Bank One, NA.

                  Page 24 in the manually signed original.

                  Exhibit 10.4.28

                  Addendum to the Promissory Note dated September 25, 1998 issued by Registrant to Bank One, NA.

                  Page 26 in the manually signed original.

                  Exhibit 10.4.29

                  Covenant Agreement dated September 25, 1998 between the Registrant and Bank One, NA.

                  Page 32 in the manually signed original.

                  Exhibit 10.4.30

                  Assignment of Deposit Account dated September 25, 1998 between Registrant and Bank One, NA.

                  Page 35 in the manually signed original.

                  Exhibit 10.4.31

                  Asset Purchase Agreement dated October 14, 1998 between the Registrant, Neoprobe Europe AB, a corporation organized and existing under the laws of Sweden, and Bioinvent Production AB, a corporation organized and existing under the laws of Sweden.

                  Page 39 in the manually signed original.

                  11. STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

                  Exhibit 11.1

                  Computation of Net Loss Per Share.

                  27. FINANCIAL DATE SCHEDULE

                  Exhibit 27.1

                  Financial Data Schedule (submitted electronically for SEC information only).

         (b)      REPORTS ON FORM 8-K.

                  No current report on Form 8-K was filed by the Registrant during the third quarter of fiscal 1998.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NEOPROBE CORPORATION
                                      (the "Registrant")
Dated:  November 16, 1998

                                      By:  /s/ David C. Bupp
                                           -----------------
                                           David C. Bupp,
                                           President and Chief Executive Officer
                                           (duly authorized officer; principal
                                           executive officer)


                                      By:  /s/ Brent Larson
                                           ----------------
                                           Brent Larson
                                           Vice President, Finance and
                                           Administration (principal financial
                                           and accounting officer)

--------------------------------------------------------------------------------





                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549







                              NEOPROBE CORPORATION







                           FORM 10-Q QUARTERLY REPORT


                          FOR THE FISCAL QUARTER ENDED:

                               SEPTEMBER 30, 1998






                                    EXHIBITS



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

Exhibit 10.4.26

Letter amendment dated October 14, 1998 to the Sales and Marketing Agreement dated April 21, 1998 between the Registrant and Ethicon Endo-Surgery, Inc., an Ohio corporation (filed pursuant to Rule 24b-2 under which the Registrant has requested confidential treatment of certain portions of this Exhibit).

Exhibit 10.4.27

Promissory Note, dated September 25, 1998, issued by Registrant to Bank One, NA.

Exhibit 10.4.28

Addendum to the Promissory Note dated September 25, 1998 issued by Registrant to Bank One, NA.

Exhibit 10.4.29

Covenant Agreement dated September 25, 1998 between the Registrant and Bank One, NA.

Exhibit 10.4.30

Assignment of Deposit Account dated September 25, 1998 between Registrant and Bank One, NA.

Exhibit 10.4.31

Asset Purchase Agreement dated October 14, 1998 between the Registrant, Neoprobe Europe AB, a corporation organized and existing under the laws of Sweden, and Bioinvent Production AB, a corporation organized and existing under the laws of Sweden.

Exhibit 11.1

Computation of Net Loss Per Share.

Exhibit 27.1

Financial Data Schedule (submitted electronically for SEC information only).