Form 10-K
period 1998-12-31
NEOPROBE CORP
filed 1999-04-01
CIK 810509

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1998

                                       OR

|| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________.

                         Commission file number: 0-26520
                              NEOPROBE CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                           DELAWARE                                                            31-1080091
----------------------------------------------------------------                    ---------------------------------
(State or Other Jurisdiction of Incorporation or Organization)                      (I.R.S. Employer Identification
                                                                                                  No.)

        425 Metro Place North, Suite 300, Dublin, Ohio                                         43017-1367
----------------------------------------------------------------                    ---------------------------------
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

                           Yes |X|               No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant on March 19, 1999 was $24,212,375.

The number of shares of Common Stock outstanding on March 19, 1999 was 22,965,017.

The following documents have been incorporated by reference into this Form 10-K:

                    Document                                Part of Form 10-K
                    --------                                -----------------
    Registrant's Proxy Statement for its 1999                    Part III
         Annual Meeting of Stockholders


The report of KPMG LLP on the financial statements of the Registrant for the fiscal year ended December 31, 1998 and the report of Coopers & Lybrand LLP on the financial statements of the Registrant for the fiscal years ended December 31, 1996 and December 31, 1997 are unavailable and have been omitted pursuant to Rule 12b-25(e)(1).

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

DEVELOPMENT OF THE BUSINESS

Neoprobe Corporation, a Delaware corporation ("Neoprobe" or the "Company"), was incorporated in the State of Ohio in 1983 and reincorporated in the State of Delaware in 1988. The Company's executive offices are located at 425 Metro Place North, Suite 300, Dublin, Ohio 43017-1367. The telephone number at that address is (614) 793-7500.

Since inception, substantially all of the Company's efforts and resources have been devoted to research and clinical development of innovative systems for the intraoperative diagnosis and treatment of cancers. However, developments during late 1997 and throughout 1998 have forced the Company to make significant changes in its strategic direction and business plan. Before 1998, the Company's primary research and development efforts were on the Company's proprietary RIGS(R) (radioimmunoguided surgery) technology. However, research and development efforts during 1997 and 1998 also included development as well as market launch activities related to gamma radiation detection instrumentation used in the application of intraoperative lymphatic mapping ("ILM") and development activities related to an activated cellular therapy ("ACT") methodology for the treatment of certain cancers and viral diseases. Beginning in the fourth quarter of 1998, the Company's primary focus was changed to ILM and related procedural product development and commercialization activities.

From 1983, when Neoprobe was organized, until 1998, Neoprobe was primarily engaged in research and development of its RIGS technology, which consists of a patented hand-held radiation detection probe, and proprietary cancer targeting agents labeled with radioactive isotopes. In 1996, the Company completed a series of clinical trials of its first generation targeting agent for the detection of colorectal cancer, RIGScan(R) CR49. During 1996, the Company submitted applications to European and U.S. regulatory agencies requesting approvals to begin marketing RIGScan CR49 for the detection of metastatic colorectal cancer. Late in the fourth quarter of 1997, the Company received requests for further information from United States and European regulatory agencies following review of its applications. Consequently, during the first quarter of 1998, the Company implemented changes to its business plan to reduce operating expenses and focus on three main business objectives: commercializing its RIGScan CR49 diagnostic product for the surgical detection of metastatic colorectal cancer, increasing the Company's market position in device sales for intraoperative lymphatic mapping and other gamma guided surgery applications, and developing activated cellular therapy products for cancer and viral diseases. First quarter plan changes resulted in a 20% reduction in the Company's domestic staff and the postponement of research projects for earlier stage RIGS diagnostic products which were originally expected to be carried out in 1998.

During the second quarter of 1998, the Company engaged the services of Lehman Brothers to assist in securing development partners and in the strategic assessment of the Company's business. The Company has not entered into any definitive development agreements as a result of these efforts and terminated the arrangement with Lehman Brothers during the fourth quarter of 1998. Also during the second quarter of 1998, the Company determined that Neoprobe Europe AB ("Neoprobe Europe"), the Company's biologics manufacturing and purification facility located in Lund, Sweden, was no longer needed to implement the Company's business plan, and put Neoprobe Europe up for sale.

During the third quarter of 1998, based on further assessments of its RIGScan CR49 development plans with clinical and regulatory advisers and on assessments of the Company's financial position by management and the Board of Directors, the Company further modified its business plan. Third quarter modifications to the business plan focused the Company's operating activities on its core gamma guided surgery instrument business for use in intraoperative lymphatic mapping ("ILM") while management carries on efforts to identify business partners who would assume financial responsibility for the development of RIGS and ACT. The third quarter plan also involved steps to be taken to sell certain non-strategic assets, and to limit activities at the Company's subsidiary, Neoprobe

(Israel) Ltd. ("Neoprobe Israel"), to the completion of certain construction activities and the performance of only non-product specific plant validation.

During the fourth quarter of 1998, the Company made additional headcount reductions and took action to begin winding down operations at Neoprobe Israel. Since the beginning of 1998, the Company has decreased its worldwide headcount by approximately 60% and has ended or is in the final stages of ending the majority of its research and development activities that are not related to ILM. Also, during the fourth quarter of 1998, the Board of Directors directed management to initiate actions to shutdown the facility and validation operations at Neoprobe Israel. These actions were taken to arrive at the minimum support structure management believes is necessary to support the gamma guided surgery business and to move the Company towards profitability.

Neoprobe's current strategy is to commercialize gamma-guided surgery products based upon technologies that are patented or exclusively licensed by the Company for diagnosis and treatment of patients with cancer. The Company has suspended any future research and development activities related to its RIGS or ACT products until it finds partners who will take on the financial burden of development.

THE COMPANY'S TECHNOLOGY

Intraoperative Lymphatic Mapping and Other Gamma Guided Surgery Instrument Applications

Surgeons use lymphatic mapping to help trace the lymphatic patterns in a cancer patient to evaluate potential tumor drainage and cancer spread. The technique does not detect cancer; it helps surgeons find the first lymph node(s) to which tumor is likely to drain and spread. That node (sometimes referred to as the "sentinel" node) may provide critical information about the stage of a patient's disease. Intraoperative lymphatic mapping begins when a patient is injected at the site of the main tumor with a commercially available radioactive tracing agent; e.g., filtered sulfur colloid labeled with Technetium-99m, a radioactive element. The agent is intended to follow the same lymphatic flow as the cancer would if it had metastasized. The surgeon may then track the agent's path with the probe, thus following the potential avenues of metastases and identifying lymph nodes to be biopsied for evaluation and determination of cancer spread. Lymphatic mapping gives surgeons a "road map" to find the sentinel nodes to which tumor is likely to drain or spread. Numerous clinical studies involving nearly two thousand patients, published in the most prestigious peer-review medical journals, have shown ILM is 97% accurate in predicting the presence or absence of disease spread in melanoma or breast cancers. As a result, over 80% of patients who would have undergone lymphadenectomies can be spared this radical surgical procedure.

Surgeons practicing ILM have found that the Company's gamma-detecting probes are very well suited to the procedure. The Company's first-generation gamma-detecting probe, the Neoprobe(R) 1000 device, was originally developed for use in RIGS clinical trials and other RIGS product clinical development. The patented Neoprobe 1000 instrument consisted of a hand-held gamma-ray-detection probe and a software-driven control unit. The reusable probe is a stainless steel tube with an angled tip for ease of maneuverability. The detection device in the tip of the probe is a highly radiosensitive crystal that relays a signal through a preamplifier to the control unit to produce both a digital readout and an audible signal. The detector element fits in a housing approximately the size of a pocket flashlight. During 1997, the Company launched an enhanced gamma detector, the Neoprobe(R) 1500 portable radioisotope detector, in response to the emergence of ILM, and in late 1998 the Company launched a new system the neo2000tm. The neo2000 is intended to be the cornerstone of Neoprobe's future ILM instrument products.

Lymphatic mapping has become the standard of care for treating patients with melanoma at many institutions. The Company has supported this initiative through training support, technical expertise and device placement. For cutaneous malignant melanoma, lymphatic mapping has become the standard of care in major cancer centers and community hospitals in the U.S. and was recently declared the standard of care for melanoma treatment by the World Health Organization. For breast cancer, the technique is moving toward standard of care status in major cancer centers and is being confirmed in several high profile, national, and international clinical trials. Several large multi-center clinical trials began in 1998, including studies sponsored by the U.S. Department of Defense and the National Cancer Institute. In addition to lymphatic mapping, surgeons are using Neoprobe's device for other gamma guided surgery applications, such as locating enlarged cancerous parathyroid glands for intraoperative localization of osteoid osteomas, small painful bone lesions, and in surgical biopsy of suspected spread of cancer to the bone (osseous metastases). Surgeons have also found the technique useful in staging patients with vulvar, prostate, and penile cancers, and additional applications of the technology are being investigated.

The Company continues to work with thought leaders in the surgical community to set up and support training courses internationally for lymphatic mapping. Courses were held for over 350 surgeons during 1998 at such institutions as M.D. Anderson Cancer Center, the University of Washington, the Netherlands Cancer Institute, the University of Louisville, and H. Lee Moffitt Cancer Center and Research Institute. Additional training centers are expected to open during 1999.

The Company is currently selling the Neoprobe 1500 and neo2000 instruments for lymphatic mapping and other gamma guided surgery applications and expanding its line of instruments to provide a variety of gamma-detecting probes for specialized uses. The growing use of the lymphatic mapping technique by surgeons has helped generate revenue for the Company of approximately $5.9 million during 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Neoprobe's ILM business strategy will be designed around the following objectives:

o Providing cost effective technology to reduce patient morbidity and allow the ILM procedure to be done in an outpatient setting.

o Increasing the Company's market position in device sales for intraoperative lymphatic mapping and other gamma guided surgery applications by expanding and improving its ILM devices, and completing strategic marketing partnerships to globalize its technology.

o Evaluating procedural ILM product opportunities, including disposable products and the development of minimally invasive radiation detection devices. In addition, Neoprobe will support the activities of thought leaders in evaluating the use of ILM in the treatment of prostate and other cancers.

The RIGS Technology

Since inception, Neoprobe has devoted significant efforts and resources to the development of its proprietary RIGS technology. The RIGS system combines a patented hand-held gamma radiation detection probe, proprietary radiolabeled cancer targeting agents, called RIGScan products, and a patented surgical method to provide surgeons with real-time information to locate tumor deposits not detectable by conventional methods, and to assist in more thorough removal of the cancer. The Company's targeting agents are monoclonal antibodies or peptides, labeled with a radioactive isotope that emits low energy gamma rays. Before surgery, a cancer patient is injected with one of the RIGScan targeting agents which circulates throughout the patient's body and binds specifically to cancer cell antigens or receptors. Concentrations of the targeting agent are then located during surgery by Neoprobe's gamma-detecting instrument, which emits an audible tone to direct the surgeon to targeted tissue.

Since 1992, more than 700 patients have participated in several phases of clinical trials for surgical detection of primary and metastatic colorectal cancer using the Company's lead product, RIGScan CR49. In 1996, Neoprobe submitted applications to the European Agency for the Evaluation of Medicinal Products ("EMEA") and the United States Food and Drug Administration ("FDA") for marketing approval of RIGScan CR49 for the detection of metastatic colorectal cancer. Following review of its applications, the Company received requests for further information from the FDA and from the European Committee for Proprietary Medicinal Products ("CPMP") on behalf of the EMEA. Both the FDA and EMEA acknowledged that the Company's studies met the diagnostic endpoint of the Phase III clinical study which was to provide incremental information to the surgeon regarding the location of hidden tumor. However, both agencies wanted to know how the finding of additional tumor provided clinical benefit that altered patient management or outcome. The Company developed a clinical response plan for both agencies during the first half of 1998. However, the formalized process in Europe required Neoprobe, in November 1997, to withdraw its European application from the EMEA.

During 1998, the Company discussed the FDA's request for additional information with the FDA and with expert clinical and regulatory advisors. Based on these discussions, the Company determined that the best plan for obtaining regulatory approval of its RIGS technology would be to re-apply after conducting clinical trials of a second generation antibody. Because of the cost and risk of clinical trials, the Company has determined that it will not conduct clinical trials of RIGScan CR49 or a second generation antibody unless it finds a partner who will assume the financial burden of the trials and manufacturing validation. The Company does not intend to fund any further RIGS-related research and development by itself. The Company has not entered into any agreements with a development partner for the RIGS technology and does not know if a partner will be identified on a timely basis, on terms acceptable to the Company, or at all. There can be no assurance that the FDA or the EMEA will approve the Company's RIGS products for marketing, or that any such products will be successfully introduced or achieve market acceptance. See "Risk Factors -- Government Regulation."

Activated Cellular Therapy for Cancer and Viral Disease

As a result of its RIGScan CR49 research, Neoprobe developed a RIGS based Activated Cellular Therapy ("ACT") for cancer, which boosts the patient's own immune system by removing lymph nodes identified using the RIGS process during surgery and then, in a cell processing facility, activating and expanding "helper" T-cells found in the nodes. Within 10 to 14 days, the patient's own immune cells, now activated and numbering more than 20 billion, are infused into the patient in an attempt to trigger an effective immune response to the cancer. An in-vitro research program has shown that soluble factors secreted by the activated cells produce significant chemo-enhancement in a number of tumor cell lines for a variety of chemotherapeutic agents. The in-vitro assessment correlates with an observation of potential chemo-enhancement in an earlier Phase I clinical study of unresectable colorectal patients performed at The Ohio State University.

In addition, Neoprobe has preliminarily evaluated the application of a non-RIGS based ACT therapy for the treatment of chronic viral diseases. ACT for viral diseases uses peripheral lymph nodes, which are obtained in an out-patient setting, as the initial starting culture material. After using Neoprobe's activation and expansion procedures, the cells are infused in 10 to 14 days. A Phase I study has been completed with HIV/AIDS patients at The Ohio State University with encouraging results. The Company also recently completed a Phase I trial in additional viral diseases, extending the use of activated cellular therapy to patients co-infected with HIV/AIDS and chronic active hepatitis B or C at the Miami VA Medical Center in Florida. Because of the cost and risk of clinical trials, the Company has determined that it will not conduct clinical trials of ACT unless it finds a partner who will assume the financial burden of the trials and manufacturing validation. The Company does not intend to fund any further ACT-related research and development by itself. The Company has not entered into any agreements with a development partner for the ACT technology and does not know if a partner will be identified on a timely basis, on terms acceptable to the Company, or at all. There can be no assurance that any ACT products will be successfully developed, tested or licensed, or that any such products will gain market acceptance. See "Risk Factors - Government Regulation."

CANCER MARKET OVERVIEW

Cancer is the second leading cause of death in the U.S. and Western Europe and is responsible for over half a million deaths annually in the U.S. The National Cancer Institute estimates the overall annual costs for cancer, the primary focus of the Company's products, at $104 billion: $35 billion for direct medical costs, $12 billion for morbidity, and $57 billion for mortality. NCI estimated that breast cancer will annually affect approximately 500,000 women in North America, Western Europe, and other major economic markets. Approximately 80% of the patients diagnosed with breast cancer undergo a lymph node dissection to determine if the disease has spread. While many breast cancer patients are treated in large cancer centers or university hospitals, regional and/or community hospitals treat the majority of breast cancer patients. Over 10,000 hospitals are located in the markets targeted for Neoprobe's breast cancer ILM products. Melanoma is the fastest increasing form of cancer in the United States and Europe. The medical importance of ILM staging has been accepted for melanoma. However, more melanoma patients are typically treated at large cancer centers or university hospitals focusing the market opportunity for Neoprobe's melanoma ILM products. An aging population, coupled with longer survival rates, should increase the size of the overall oncology market significantly in the coming years.

MARKETING AND DISTRIBUTION

The Company began development of its first portable gamma radiation detection device, the Neoprobe 1000, in 1987. In 1996, Neoprobe began marketing a device in the emerging ILM technology as a pre-marketing strategy for the anticipated commercial launch of the first RIGS product. ILM has become a significant stand-alone product. Significant marketing activity related to ILM products in the U.S. did not begin until the fourth quarter of 1996 and in Europe until the fourth quarter of 1998, following receipt in August, 1998 of the European CE mark for the Neoprobe 1500.

In October 1997, the Company launched an improved version of its gamma radiation detection device, the Neoprobe 1500, in response to the expanding adoption of the ILM technique in melanoma, breast and other cancers. In October 1998, Neoprobe introduced a feature-enhanced device, the neo2000. Neoprobe intends to market both the 1500 and 2000 systems as entry-level and feature-enhanced ILM systems respectively. In April 1998, the Company launched a new 14mm reusable probe that has been optimized for breast cancer procedures. Neoprobe intends to introduce additional probe products in the first quarter of 1999. There can be no assurance that such products will achieve regulatory approval (See "Risk Factors -- Government Regulation") or if approved that such products will achieve market acceptance (See "Risk Factors -- Dependence on Principal Product Line").

To market its ILM products in the United States and Europe, Neoprobe has established a corporate sales force consisting of product specialists and physician-training specialists. Neoprobe currently has 10 product specialists in the United States and 4 product specialists in Europe. To supplement the activities of its direct sales force, the Company has developed a relationship with KOL Bio-Medical Products ("KOL"). KOL will coordinate the efforts of approximately 60 sales representatives throughout the United States. In addition, the Company and KOL will jointly present Neoprobe's ILM products at medical conferences and conduct and sponsor surgeon training courses at thought-leader institutions and its surgeon training facilities.

Physician training is critical to the use and adoption of ILM products by surgeons and other medical professionals. Neoprobe has established relationships with the leaders in the ILM surgeon community and has established and supported training courses internationally for lymphatic mapping. Courses were held for over 700 surgeons during 1997 and 1998 at such institutions as M.D. Anderson Cancer Center, the University of Washington, the Netherlands Cancer Institute, the University of Louisville, H. Lee Moffitt Cancer Center and Research Institute, and University of California, San Francisco. Additional training centers are expected to open during 1999 bringing the number of sites at which Neoprobe participates to over 20.

In September 1996, the Company executed a License and Distributorship Agreement with United States Surgical Corporation ("USSC"). Effective October 1997, the Company and USSC agreed to terminate the agreement, as amended. In connection with the termination, the Company agreed to pay USSC net commissions on orders for devices received prior to the effective date of the termination and to continue to warranty and service devices sold under the terms of the agreement. The parties also agreed to discharge and release each other from all remaining claims and financial obligations relating to the Agreement, including license fees.

In April 1998, the Company executed a non-exclusive Sales and Marketing Agreement with Ethicon Endo-Surgery, Inc. ("EES"), a Johnson & Johnson company, to market and promote the Neoprobe 1500 Portable Radioisotope Detector and its 14mm and 19mm reusable probes in the United States. In October 1998, the agreement with EES was amended to cover marketing of these products in Europe. On January 29, 1999, the Company provided EES with notice of the Company's intent to terminate the Agreement effective March 1, 1999.

Effective February 1, 1999, the Company executed a Sales and Marketing Agreement with KOL Bio-Medical Instruments, Inc. ("KOL") to market the Company's current and future gamma guided surgery products in the United States. In exchange for marketing and selling the products and providing customer training, KOL will receive commissions on net sales of applicable products and milestone payments on the achievement of certain levels of product sales. The term of the agreement is indefinite with provisions for both parties to terminate with a minimum of six months notice under certain conditions or without cause. Under the terms of the agreement, KOL is required to meet certain sales objectives and minimum quotas related to sales of the Company's instrument products. However, if the agreement is terminated by the Company without cause or because of a change of control of the Company, KOL is entitled to receive a termination fee of 15% based on monthly net sales for a maximum of twenty-four months and the Company is obligated to buy back, at a discount, demonstration units purchased by KOL during the nine-month period prior preceding termination.

In Europe, the Company intends to supplement its sales force through development of marketing partner or distribution partner relationships. In other markets such as South America and the Pacific Rim, Neoprobe intends to enter into relationships with medical product distributors. Neoprobe recently completed agreements for ILM product distribution in Brazil, Japan, and China. Each of the agreements requires the distributor to annually purchase a minimum quantity of product. During 1999, Neoprobe intends to complete similar agreements for product distribution in other countries such as Australia, New Zealand, Argentina, Mexico and Canada. There can be no assurances that the Company will be able to enter or maintain marketing agreements on terms favorable to the Company. See "Risk Factors -- Limited Marketing Experience."

MANUFACTURING

Neoprobe Instruments. The Company relies on independent contract manufacturers, some of which are single source suppliers, for the manufacture of the principal components of its current line of gamma guided surgery products, see "Risk Factors--Limited Manufacturing Capacity and Experience". In August 1996, the Company entered into a Manufacturing and Supply Agreement with RELA, Inc. of Boulder Colorado ("RELA"), a developer and manufacturer of medical devices. Under the agreement, RELA manufactured Neoprobe 1000 instruments for the Company. During the fourth quarter of 1997, the Company introduced the Neoprobe 1500 system. The Company continues to use RELA for the production of the Neoprobe 1500 instrument and the 19mm hand-held gamma detector probe.

During 1998, the Company began manufacturing the 14mm probe and the neo2000 control unit. The neo2000 and the 14mm probe involve the manufacture of components by a variety of subcontractors, including but not limited to Electronic Assembly Corporation, a subsidiary of Plexus Corporation ("EAC"); eV Products, a division of II-VI Corporation ("eV"); and MedTech Corporation. eV produces the crystal used in the detector probes, MedTech produces certain molded parts and subassemblies used in the probe and the neo2000 control unit, and EAC performs assembly of the neo2000 control unit and final assembly of the 14mm probe. Currently, the Company has a Manufacturing and Supply Agreement with eV for the production of crystals; however, work being performed by EAC and MedTech is being performed under terms of letters of intent, pending completion of final manufacturing, and supply agreements. There can be no assurance that the Company will be able to complete or maintain agreements with its subcontractors on a timely basis, on terms acceptable to the Company, or at all. Any significant supply interruption or yield problems experienced by the Company would have a material adverse effect on the Company's ability to manufacture its products and, therefore, a material adverse effect on its business, financial condition, and results of operations until a new source of supply is qualified. See "Risk Factors -- Limited Manufacturing Capacity and Experience."

During 1997, the Company entered into a supply agreement with eV for the supply of certain crystals and associated electronics to be used in the manufacture of the Company's proprietary line of hand-held gamma detection probes. The original term of the agreement expires on December 31, 2002 but may be automatically extended for an additional three years. The agreement calls for the Company to purchase minimum quantities of crystals and associated electronics based on annually forecasted production needs. eV supplies 100% of the crystals used by the Company. While eV is not the only potential supplier of such crystals, any prolonged interruption from this source could restrict the availability of the Company's probe products, which would affect operating results adversely.

PATENTS AND PROPRIETARY RIGHTS

The Company regards the establishment of a strong intellectual property position in its technology as an integral part of the development process. Each of the Company's technologies is protected by patents and intellectual property positions, in the United States as well as foreign countries. Specifically, Neoprobe's ILM technology is protected by twelve (12) instrument patents that have been issued in the United States as well as major foreign markets. In addition to the issued patents, twenty (20) patent applications have been filed in the United States and certain major foreign markets. The patent applications cover the Company's newly introduced neo2000 systems, probes, and products that the Company plans to introduce in the coming months and years.

The Company continues to attempt to maintain proprietary protection for the products related to RIGS and ACT, which although not currently integral to the Company's business plans, may be important to a potential development partner. Certain aspects of Neoprobe's RIGS technology are claimed in the United States in U.S. Patent No. 4,782,840, which expires in 2005, unless extended. The Company believes that some of its RIGS technology will not be patentable in certain foreign countries.

The patent position of biotechnology and medical device firms, including the Company, generally is highly uncertain and may involve complex legal and factual questions. Potential competitors may have filed applications for, or may have been issued patents, or may obtain additional patents and proprietary rights relating to products or processes in the same area of technology as that used by the Company. The scope and validity of these patents and applications, the extent to which Neoprobe may be required to obtain licenses thereunder or under other proprietary rights, and the cost and availability of licenses are uncertain. There can be no assurance that the Company's patent applications will result in additional patents being issued or that any of the Company's patents will afford protection against competitors with similar technology; nor can there be any assurance that any of the Company's patents will not be designed around by others or that others will not obtain patents that Neoprobe would need to license or design around. See "Risk Factors -- Patents, Proprietary Technology and Trade Secrets."

The Company also relies upon unpatented trade secrets. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to the Company's trade secrets, or disclose such technology, or that the Company can meaningfully protect its rights to its unpatented trade secrets. The Company requires its employees, consultants, and advisers to execute a confidentiality agreement upon the commencement of an employment or consulting relationship with Neoprobe. The agreement provides that all confidential information developed or made known to the individual during the course of the relationship will be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual will be the exclusive property of Neoprobe. There can be no assurance, however, that these agreements will provide meaningful protection for Neoprobe's trade secrets in the event of an unauthorized use or disclosure of such information.

GOVERNMENT REGULATION

The production and marketing of Neoprobe's products and its research and development activities are subject to detailed and substantive regulation by governmental authorities in the United States and other countries. In the United States, drugs, biologic products, and medical devices are regulated by the FDA. Federal and state statutes and regulations, govern, among other things, clinical testing, manufacture, labeling, packaging, marketing, distribution, and record keeping in order to ensure that the Company's products are safe and effective for their intended use. Noncompliance with applicable requirements can result in, among other things fines, injunctions, suspensions or loss of regulatory approvals, recall or seizure of the Company's products, and criminal prosecution. The FDA has the authority to revoke previously granted licenses. See "Risk Factors -- Government Regulation."

Instrument Products. The FDA classifies medical devices into one of three classes -- class I, II, or III. Class I devices are subject to general controls, such as labeling, premarket notification (the "510(k)" process), and adherence to FDA-mandated quality system requirements ("QSR"). Class II devices are subject to general and special controls, such as performance standards, postmarket surveillance, patient registries, and FDA guidelines. Class III devices are generally life-sustaining, life-supporting, or implantable devices and must receive pre-market approval by the FDA.

If a seller of medical devices can establish that a new device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a Class III device for which the FDA has not required pre-market approval, the seller may market the device without further approvals being granted by the FDA. The FDA may, however, determine that the new device is not substantially equivalent and require the seller to submit further information, such as additional clinical test data, before it is able to make a determination regarding substantial equivalence, which can substantially delay the market introduction of the product. For a device that is cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device, or that constitute a major change to the intended use of the device, will require a new 510(k) submission.

A premarket approval application ("PMA") must be filed if a proposed device is not substantially equivalent to a legally marketed reserved Class I or Class II device, or if it is a Class III device for which the FDA has called for PMAs. The PMA process is much more expensive, uncertain and lengthy than the 510(k) process. A PMA application must be supported by valid scientific evidence, which typically includes extensive testing and manufacturing information, including preclinical and clinical trial data to demonstrate the safety and effectiveness of the device.

The Neoprobe 1000 instrument received 510(k) clearance in December 1986, and modified versions received 510(k) clearance in June 1992 and February 1995. The Neoprobe 1500 systems received 510(k) clearance in June 1997 . In February 1998, the FDA reclassified "nuclear uptake detectors" as being exempt from the 510(k) (premarket notification) process. The Company must continue to manufacture the devices under QSR and maintain appropriate technical files; however, Neoprobe will not need to submit 510(k) applications for modifications to the Neoprobe device. The Company believes the neo2000 is exempt from the 510(k) process because it is substantially equivalent to the Neoprobe 1500.

The FDA ensures QSR compliance through periodic facility inspections. Accordingly, manufacturers must commit ongoing substantial resources to maintaining a high level of compliance with QSR. In addition, Neoprobe's promotional and educational activities regarding its diagnostic instrument products must comply with FDA policies and regulations regarding acceptable device product promotion practices.

RIGS and ACT products. The Company's biologic products, if developed, would require a regulatory license to market by the FDA and by comparable agencies in foreign countries. The process of obtaining regulatory licenses and approvals is costly and time consuming, and the Company has encountered significant impediments and delays related to its previous proposed biologic products. See "Risk Factors -- Government Regulation."

The steps required before a biologic agent may be marketed in the United States include (i) preclinical laboratory and animal testing; (ii) submission to the FDA of an Investigational New Drug ("IND") application, which must become effective before human clinical trials may commence; (iii) adequate and well controlled human clinical trials to establish the safety and efficacy of the biologic for its intended use; (iv) submission of a Biologic License Application ("BLA") to the FDA; and (v) FDA approval of these applications.

In addition to reviewing information submitted in the BLA, each manufacturing facility must undergo a pre-approval inspection by the FDA to assess its suitability and compliance with GMP and periodic inspections thereafter. Once approved, any significant changes in the manufacturing process, equipment, facilities, or product specifications must be pre-approved by the FDA and may require additional clinical data to validate the changes prior to allowing their implementation.

The FDA may deny a BLA if applicable regulatory criteria are not satisfied, require additional testing or information, or require postmarket testing and surveillance to monitor the safety or efficacy of the Company's products. Notwithstanding the submission of such data, the FDA may ultimately decide that the application does not satisfy its regulatory criteria for approval. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained, or if a problem occurs following initial marketing.

The process of completing clinical testing usually takes a number of years and requires the expenditure of substantial resources, and there can be no assurance that any approval will be granted on a timely basis, if at all. Additionally, the length of time it takes for the FDA to evaluate an application for marketing approval varies considerably, as does the amount of preclinical and clinical data required to demonstrate the safety and efficacy of a specific product. The FDA may require additional clinical studies which may take several years to perform. The length of the review period may vary widely depending upon the nature and indications of the proposed product and whether the FDA has any further questions or requests any additional data. Also, the FDA will require postmarketing reporting and surveillance programs to monitor the side effects of the products. There can be no assurance that any of the Company's potential products will be approved by the FDA or approved on a timely or accelerated basis, or that any approvals received will not subsequently be revoked or modified.

The Company submitted a dossier to the European regulatory agencies in May 1996, and a BLA to the FDA in December 1996, for its RIGScan CR49 product for the detection of metastatic colorectal cancer. In November 1997, the Company voluntarily withdrew its European Marketing Authorization Application after a decision by the Committee for Proprietary Medicinal Products (CPMP) determined that there was insufficient data to support the clinical utility of the product; additional information has been requested. In December 1997, the FDA issued an action letter to the Company stating that the BLA is "not approvable at this time" and requested a formal response to the deficiencies listed in the letter. This additional information must be submitted in the form of a BLA Amendment. During 1998, the Company discussed the FDA's request for additional information with the FDA and with expert clinical and regulatory advisers. Based on these discussions, the Company determined that the best plan for obtaining regulatory approval of its RIGS technology would be to re-apply after conducting clinical trials of a second generation antibody. Because of the cost and risk of clinical trials, the Company has determined that it will not conduct clinical trials of RIGScan CR49 or a second generation antibody unless it finds a partner who will assume the financial burden of the trials and manufacturing validation. The Company does not intend to fund any further RIGS-related research and development by itself. The Company has not entered into any agreements with a development partner for the RIGS technology and does not know if a partner will be identified on a timely basis, on terms acceptable to the Company, or at all. There can be no assurance that the Company's RIGS products will be approved for marketing by the FDA or the EMEA, or that any such products will be successfully introduced or achieve market acceptance. See "Risk Factors -- Government Regulation."

Before marketing its products in Western Europe, the Company will be required to receive the approval of the European Council or European Commission and the appropriate governmental agencies in each of the respective countries. For marketing outside the United States, the Company is also subject to foreign regulatory requirements governing human clinical trials, pharmaceutical sales, and marketing approval of its products. Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities of foreign countries must be obtained prior to commencement of manufacturing or marketing of the product in those countries. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary widely from country to country; however, foreign procedures are similar to those required by the FDA. The Company intends, to the extent possible, to rely on foreign distributors of its products to manage and obtain regulatory approval for those products.

In addition to regulations enforced by the FDA, the manufacture, distribution, and use of radioactive targeting agents, if developed, are also subject to regulation by the Nuclear Regulatory Commission, the Department of Transportation and other federal, state, and local government authorities. Neoprobe or its manufacturer of the radiolabeled antibodies must obtain a specific license from the Nuclear Regulatory Commission to manufacture and distribute radiolabeled antibodies, as well as comply with all applicable regulations. Neoprobe must also comply with Department of Transportation regulations on the labeling and packaging requirements for shipment of radiolabeled antibodies to licensed clinics, and must comply with federal, state, and local governmental laws regarding the disposal of radioactive waste. There can be no assurance that the Company will be able to obtain all necessary licenses and permits and be able to comply with all applicable laws. The failure to obtain such licenses and permits or to comply with applicable laws would have a materially adverse effect on the Company's business, financial condition, and results of operations.

COMPETITION

Neoprobe faces competition from medical device companies, as well as from universities and other non-profit research organizations in the field of cancer diagnostics and treatment. Many emerging medical device companies have corporate partnership arrangements with large, established companies to support the research, development, and commercialization of products that may be competitive with those of the Company. In addition, a number of large established companies are developing proprietary technologies or have enhanced their capabilities by entering into arrangements with or acquiring companies with proprietary antibody technology, or other technologies applicable to the detection or treatment of cancer. Many of the Company's existing or potential competitors have substantially greater financial, research and development, regulatory, marketing, and production resources than those of the Company. Other companies may develop and introduce products and processes competitive with or superior to those of the Company. Further, the development by others of new cancer diagnostic, or treatment methods or the development of a cure or vaccine for cancer could render the Company's technology and products under development noncompetitive or obsolete. See "Risk Factors -- Competition" and "-- Risk of Technological Obsolescence."

For the Company's products, an important factor in competition may be the timing of market introduction of its products or those of its competitors' products. Accordingly, the relative speed with which Neoprobe can develop products, complete the approval processes and supply commercial quantities of the products to the market will be an important competitive factor. Neoprobe expects that competition, among products approved for sale, will be based, among other things, on product efficacy, safety, reliability, availability, price, and patent position.

With the emergence of ILM, a number of companies have begun to market gamma radiation detection instruments. Most of the competitive products have been designed from a nuclear medicine perspective rather than developing products for the surgeon. The principal competitive product in both the United States and Europe has been the Navigator system which is marketed by US Surgical Corporation, and a device manufactured and sold by Carewise Medical Products. The Company also anticipates that Ethicon Endo-Surgery, a former marketing partner, is preparing to enter the gamma guided surgery marketplace with its own hand-held gamma detector probe and system. The Company believes its intellectual property portfolio will be a barrier to competitive products; however, there can be no assurance that competitive products will not be developed and be successful in eroding the Company's market share for gamma guided surgery products. See -- "Risk Factors Competition."

EMPLOYEES

As of March 19, 1999, Neoprobe, including Neoprobe (Israel), had 43 full-time employees. Neoprobe considers its relations with its employees to be satisfactory.

RISK FACTORS

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the prospects discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those listed below.

Limited Revenues; Continuing Net Losses; Accumulated Deficit

The Company's limited history of operations, the nature of its business, and its limited marketing and manufacturing experience make the prediction of future operating results difficult and highly unreliable. The Company's future prospects, therefore, must be evaluated in light of the substantial risks, expenses, delays and difficulties normally encountered by companies in the medical device industry, which is characterized by an increasing number of participants, intense competition and a high rate of failure. The Company began active marketing of its ILM products in 1997 and has limited experience in manufacturing, marketing and selling its ILM products. Since its inception in 1983, the Company expended the majority of its efforts and resources in the research and development of its RIGS technology. During 1998, based on disappointing regulatory feedback from the FDA and European regulatory authorities, the Company revised its business plan to severely curtail research and development of the RIGS technology and to focus on gamma guided surgery products such as those used in ILM. The Company has experienced significant operating losses in each year since inception, and had an accumulated deficit of approximately $115 million as of December 31, 1998. For the years ended December 31, 1996, 1997 and 1998, the Company's net losses were $21 million, $23.2 million and $28 million, respectively. The Company expects operating losses to continue into 1999 as the Company expends substantial resources to continue development of the Company's products, and build its marketing, sales, manufacturing and finance organizations. There can be no assurance that the Company will ever achieve a profitable level of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Future Capital Needs; Uncertainty of Capital Funding

To date, the Company's capital requirements have been significant. The Company has depended on the proceeds of sales of its securities and other financing vehicles to continue research and development and to fund its working capital requirements. The Company's future capital requirements depend on numerous factors, including the extent to which the Company's products achieve market acceptance and generate revenue, the resources the Company devotes to developing, manufacturing and marketing its products, the progress of future development programs, and the time required to obtain additional regulatory clearances or approvals. The Company expects to continue to devote substantial capital resources to market and sell its products, to fund research and development of additional gamma guided surgery products, and to secure manufacturing capacity. The timing and amount of such capital requirements cannot be accurately predicted. Consequently, the Company may be required to raise additional funds through public or private financing, collaborative relationships, or other arrangements. However, no assurance can be given that the necessary additional financing will be available to the Company on acceptable terms, if at all, or that would not result in further dilution to the holders of the Company's equity securities. The Company's ability to raise additional financing may be dependent on many factors beyond the Company's control, including the state of capital markets and the development or prospects for development of competitive technology by others. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Dependence upon Gamma Guided Surgery Product Line; Uncertainty of Market Acceptance

The Company's products, although being investigated for potential use in a number of areas, are currently only widely used in the treatment and diagnosis of two primary types of cancer: melanoma and breast cancer. The Company's success is dependent on acceptance of ILM, and of its devices for use in ILM, by the medical community as a reliable, safe and cost effective alternative to current treatments and procedures. Although the Company believes that ILM has significant advantages over other currently competing procedures, broad-based clinical adoption of ILM will not occur until physicians outside the major cancer centers and teaching hospitals determine that the ILM approach is an attractive alternative to current treatments for use in melanoma and breast cancer and expand its use to other types of cancer. There can be no assurance that ILM will achieve significant market acceptance. There can be no assurance that the Company's marketing efforts will result in significant demand for its products, or that the current demand for the Company's products will be maintained or continue to grow.

Competition

The medical device industry is intensely competitive. The Company's competitors have significantly greater financial, technical, manufacturing, and distribution resources as well as greater experience in the medical device industry than the Company. The particular medical conditions that can be treated using the Company's ILM products can also be treated and diagnosed by other medical devices, procedures, or pharmaceuticals. Many of these alternatives are widely accepted in the medical community and have a long history of use. The Company also believes that its relationships with physicians and customer support are important competitive factors. There can be no assurance that physicians will use the Company's products or replace or supplement established treatments with the Company's products, or that the Company's products will be competitive with other technologies. There can be no assurance that the Company can achieve or maintain a competitive position. In such event, the Company's business, operating results, and financial condition could be materially adversely affected. See "Item 1. Business -- Competition."

Limited Marketing Experience

The Company has limited experience in sales, marketing, or distribution of any of its products. The Company currently employs a small sales and marketing organization in the United States and Europe. The Company also currently markets its products in the United States with the assistance of a marketing partner. There can be no assurance that the Company will be able to compete effectively in attracting, motivating, and retaining qualified sales personnel.

The Company believes that in order to successfully penetrate the gamma guided surgery market that it is necessary to supplement the efforts of its internal marketing organization with those of a marketing partner with experience in the medical device marketplace and who has a greater number of representatives to reach potential customers. In certain international markets, the Company sells its products through distributors. The Company has already terminated marketing arrangements with two other companies. There can be no assurance that the Company will be able to identify suitable distribution agreements on acceptable terms, if at all, or that such distribution agreements will result in significant sales. There can be no assurance that the Company will be able to maintain agreements with distributors, or that such distributors will devote adequate resources to selling the Company's products. Since the Company has entered into distribution agreements for the sale of its product in certain countries, it will be dependent on the efforts of these third parties, and there can be no assurance that such efforts will be successful. Failure to maintain or grow an effective direct sales and marketing organization or to maintain effective distributors could have a material adverse effect on the Company's business, financial condition, and results of operations. There can be no assurance that the Company will be able to, or its marketing partners will be able to, market the Company's products successfully in the future. In such event, the Company's business, operating results, and financial condition could be materially adversely affected.

Risks of International Operations

The Company markets its products internationally. Changes in overseas economic conditions, currency exchange rates, foreign tax laws or tariffs or their trade regulations could have a material adverse effect on the Company's business, financial condition and results of operations. The international nature of the Company's business is also expected to subject it and its distributors to laws and regulations of the foreign jurisdictions in which they operate or the Company's products are sold. The regulation of medical devices in a number of such jurisdictions, particularly in the European Union, continues to develop and there can be no assurance that new laws or regulations will not have an adverse effect on the Company's business, financial condition and results of operations.

Limited Manufacturing Capacity and Experience

The Company relies on independent contract manufacturers, some of which are single source suppliers, for the manufacture of the principal components of its current line of gamma guided surgery products. Shortages of raw materials, production capacity constraints or delays on the part of the Company's contract manufacturers could negatively affect the Company's ability to ship products and obtain revenue. The Company uses or relies on certain components and services used in its devices that are provided by sole source suppliers. Although the Company has identified primary and alternative vendors, the qualification of additional or replacement vendors for certain components or services is a lengthy process. Any significant supply interruption or yield problems experienced by the Company would have a material adverse effect on the Company's ability to manufacture its products and, therefore, a material adverse effect on its business, financial condition, and results of operations until a new source of supply is qualified. Some of the components of the Company's products are molded parts that require custom tooling that is manufactured and maintained by third party vendors. Should such custom tooling be damaged, it could result in a supply interruption that could have a material adverse effect on the Company's ability to manufacture its products until a new tool is manufactured. Also, the Company's new product development efforts and the timeliness of new product launches can be significantly impacted by the tooling vendor's ability to meet completion and quality commitments on the manufacture of custom tooling. Companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel. As the Company increases production, it may, from time to time, experience lower than anticipated yields or production constraints, resulting in delayed product shipments which could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

In addition, medical device manufacturing facilities are subject to GMP regulations, international quality standards, and other regulatory requirements. The failure of the Company's contractors to implement and maintain their facilities in accordance with GMP regulations, international quality standards, or other regulatory requirements could entail a delay or termination of production, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Patents, Proprietary Technology and Trade Secrets

The Company's success depends, in part, on its ability to secure and maintain patent protection, to preserve its trade secrets, and on its ability to operate without infringing on the patents of third parties. The Company seeks to protect its proprietary positions by filing United States and foreign patent applications related to its technology, inventions and improvements that are important to the development of its business. There can be no assurance, however, that the patents for which the Company has applied will be issued to the Company. There can be no assurance that any of the Company's patents or patent applications will not be challenged, invalidated, or circumvented in the future. In addition, there can be no assurance that competitors, many of which have substantially more resources than the Company and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit, or interfere with the Company's ability to make, use, or sell its products either in the United States or internationally.

Patent applications in the United States are maintained in secrecy until patents issue, and patent applications in foreign countries are maintained in secrecy for a period after filing. Publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries and the filing of related patent applications. Patents issued and patent applications filed relating to medical devices are numerous, and there can be no assurance that current and potential competitors and other third parties have not filed or will not file in the future applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products or processes used or proposed to be used by the Company. The Company also relies upon trade secrets, technical know-how, and continuing technological innovation to develop and maintain its competitive position.

The Company typically requires its employees, consultants, and advisors to execute confidentiality and assignment of invention agreements in connection with their employment, consulting, or advisory relationships with the Company. There can be no assurance, however, that these agreements will not be breached or that the Company will have adequate remedies for any breach. Further, there also can be no assurance that others will not gain access to the Company's trade secret information or independently develop or acquire the same or equivalent trade secret information. Certain of the research activities relating to the development of antibody technology that may be components of the Company's proposed RIGS system technology products were conducted by agencies of the United States government. When the United States government participates in research activities, it retains certain rights that include the right to use the technologies for governmental purposes under a royalty-free license, as well as rights to use and disclose technical data and computer software that could preclude the Company from asserting trade secret rights in that data and software.

The Company has not been notified by any third party that the Company's products and procedures infringe any valid, enforceable claim of any patent owned by others. Any such claim, however, whether with or without merit, could be time consuming and expensive to respond to and could divert the Company's technical and management personnel. The Company may become involved in litigation to defend against claims of infringement made by others, to enforce patents issued to the Company, or to protect trade secrets of the Company. If any relevant claims of third-party patents are upheld as valid and enforceable in any litigation or administrative proceeding against the Company, it could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from such patent owners, or to redesign its products and processes to avoid infringement. There can be no assurance that the Company will be able to obtain acceptable licenses or rights, if at all, to other patents which the Company deems necessary for its operations. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition, and results of operations. The Company intends to vigorously protect and defend its intellectual property. Costly and time consuming litigation brought by the Company may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the enforceability, scope, and validity of the proprietary rights of others. See "Item 1. Business-- Patents and Proprietary Rights" and "-- Competition."

Government Regulation

The Company's products in the United States are regulated as medical devices by the FDA. The process of obtaining United States regulatory approvals and clearances may be lengthy, expensive, and uncertain. Commercial distribution of the company's products in foreign countries is also subject to varying government regulations which may delay or restrict marketing of the Company's products in those countries. In addition, such regulatory authorities may impose limitations on the use of the Company's products. FDA enforcement policy strictly prohibits the marketing of FDA cleared or approved medical devices for unapproved uses. Within the European Union, the Company's products are required to display the CE mark in order to be sold. The Company has obtained certification to display the CE mark on its current line of portable radiation detection instruments. However, there can be no assurance that the Company will be able to maintain certification for its current products or that the Company will be able to obtain certification for any new products in a timely manner, or at all.

The manufacturing operations of the Company's contract manufacturers are subject to compliance with Good Manufacturing Practices ("GMP") regulations of the FDA and similar regulations of the European Union. These regulations include controls over design, testing, production, labeling, documentation, and storage of devices. Enforcement of GMP regulations has increased significantly in the last several years, and the FDA has publicly stated that compliance will be more strictly scrutinized in the future. The Company's facilities and manufacturing processes, as well as those of current and future third party suppliers, will be subject to periodic inspection by the FDA, the Company's European Union notified body, and other agencies. Failure to comply with these and other regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, withdrawal of clearances or approvals, and criminal prosecution, which could have an adverse effect on the Company and its operations.

The Company does not currently market any RIGS products or radioactive targeting agent to be used in ILM applications. However, if a partner is identified to fund and assist in the development of RIGS products, or if the Company were to undertake development of a radioactive targeting agent for use in ILM, these products would also be subject to detailed and substantive regulation by the FDA and by comparable agencies in foreign countries. Various federal, state, and foreign statutes also govern or influence the manufacture, safety, labeling, storage, record keeping, and marketing of such products. The process of obtaining regulatory licenses and approvals is costly, time consuming, and prone to unexpected delay. The Company has encountered and may continue to encounter delays in the completion of testing or in the application process for RIGS and ACT products. Future delays could result from, among other things, a longer than expected regulatory review process, slower than expected patient enrollment rates, difficulties in analyzing data from clinical trials or in validating manufacturing processes and changes in regulatory requirements. Moreover, foreign and domestic approvals, if granted, may include significant limitations on uses of the products. Further, even if such regulatory approval is obtained, use of the Company's products could reveal side effects that, if serious, could result in suspension of existing licenses and delays in obtaining licenses in other jurisdictions. A marketed product, manufacturer, and manufacturing facilities are subject to continual review and periodic inspections, and later discovery of previously unknown problems with a product, manufacturer, or facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market. Noncompliance with applicable governmental requirements can result in import detentions, fines, civil penalties, injunctions, suspensions or loss of regulatory approvals, recall or seizure of the Company's products, operating restrictions, government refusal to approve product export applications or to allow the Company to enter into supply contracts, and criminal prosecution. Additional governmental regulation may be established which could prevent or delay regulatory approval of the Company's products. Any delays or failure to receive required approvals or limiting conditions on approvals could materially adversely affect the Company's business, operating results, and financial condition. See "-- Government Regulation."

Risk of Technological Obsolescence

The medical device industry is characterized by rapid and significant technological change. There can be no assurance that third parties will not succeed in developing or marketing technologies and products that are more effective than those developed or marketed by the Company, or that would render the Company's technology and products obsolete or noncompetitive. Additionally, new surgical procedures and medications could be developed that replace or reduce the importance of current procedures that use the Company's products. Accordingly, the Company's success will depend, in part, on its ability to respond quickly to medical and technological changes through the development and introduction of new products. There can be no assurance that the Company's products will not become obsolete and that its efforts to develop will result in any commercially successful products. In such event, the Company's business, operating results, and financial condition could be materially adversely affected. See "-- Competition."

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

There can be no assurance, as to either United States or foreign markets, that third party reimbursement and coverage of newly approved products will be available or adequate, that current reimbursement policies of third party payers will not be decreased in the future, or that future legislation, regulation, or reimbursement policies of third party payers will not otherwise adversely affect the demand for the Company's products, or its ability to sell its products on a profitable basis. If third party payer coverage or reimbursement is unavailable or inadequate, the Company's business, financial condition, and results of operations could be materially adversely affected. See "--Marketing and Distribution."

Product Liability

The testing, marketing and sale of the Company's products could expose the Company to liability claims. The Company currently has product liability insurance which, the Company believes, is adequate for its current activities. There can be no assurance, however, that the Company will be able to continue to obtain such additional insurance at a reasonable cost, if at all, or that such insurance would be sufficient to cover any liabilities resulting from any product liability claims, or that the Company will have funds available to pay any claims over the limits of its insurance. Either an underinsured or an uninsured claim could have a material adverse effect on the Company's business, operating results, and financial condition.

Need to Manage a Changing Business

The Company's business has experienced certain developments during 1998, which have resulted in several significant changes in the Company's strategy and business plan, including downsizing to what the Company considers to be the minimal level of management and employees necessary to operate a publicly traded medical device business. The Company believes its restructured organization is appropriate to support modest growth over the next few years. However, losing any members of the management team could have an adverse effect on the Company's operations. The Company's success is dependent on its ability to attract and retain technical and management personnel with expertise and experience in the medical device business. The competition for qualified personnel in the medical device industry is intense and, accordingly, there can be no assurance that the Company will be successful in hiring or retaining the requisite personnel. The Company's future success will depend, to a significant extent, on the ability of its current and future management personnel to operate effectively. There can be no assurance that the Company's personnel, systems, procedures, and controls will be adequate to support the Company's future operations. Any failure to implement and improve the Company's operational, financial, and management systems or to expand, train, motivate or manage employees could have a material adverse effect on the Company's business, financial condition, and results of operations. The Company's future success will depend, in part, on management's ability to manage future growth, and there can be no assurance that these efforts will be successful. See "Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act."

Anti-Takeover Provisions

The Company has adopted a Shareholder Rights Plan. Certain provisions of the Shareholder Rights Plan and certain of the Company's charter provisions and applicable corporate laws could be used to hinder or delay a takeover bid for the Company. Such provisions may inhibit takeover bids and decrease the chance of stockholders realizing a premium over market price for their Common Stock as a result of a takeover. The Board amended the Shareholder Rights Plan in February 1999, to permit an equity investment in the Company.

Blank Check Preferred Stock

The Company's Certificate of Incorporation authorizes the issuance of "blank check" preferred stock with such terms as may be set by the Board of Directors. 500,000 shares of preferred stock have been designated as Series A Junior Participating Preferred Stock and reserved for issuance under the Company's Shareholder Rights Plan. If the Company issues preferred stock, the issuance could be used to thwart a takeover bid and may have a dilutive effect upon the Company's common stockholders. On February 16, 1999, the Company issued $3.0 million of 5% Series B Convertible Preferred Stock in a private placement. The Company has the option to sell an additional $3.0 million Series B Preferred Stock in the fourth quarter, at the earliest, subject to several conditions, including shareholder approval of the transaction, and meeting operating revenue and stock price targets. However, there can be no assurances that the transaction will be approved by the shareholders or that the Company will be able to achieve the required targets and close the additional placement on a timely basis, on terms acceptable to the Company, or at all. If the shareholders do not approve the transactions, the Company will be required to redeem the preferred stock for $3.6 million. If this were to come to pass, the Company would be in severe financial straights and might not be able to continue operations. The terms of the Company's 5% Series B Convertible Preferred Stock allow the holders to convert it into Common Stock at $1.03 per share. The conversion price will be decreased to market values if the Common Stock is trading at less than $1.03 per share subject to a floor price of $0.55 per share. The dilutive effect of this provision could have a negative impact on shareholders of the Company if the market price of Common Stock begins to decline.

No Dividends

The Company has never paid dividends on its Common Stock. The Company intends to retain any future earnings to finance its growth. Accordingly, any potential investor who anticipates the need for current dividends from its investment should not purchase any of the Common Stock offered hereby. See "Item 5. Market for Common Equity and Related Stockholders Matters."

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently leases its office at 425 Metro Place North, Dublin, Ohio. The Company executed a lease agreement, commencing on January 1, 1997 and ending in May 2003, with the landlord of these facilities for approximately 25,000 square feet. The lease provides for a monthly base rent of approximately $21,700 in 1999 and increases to $26,000. During December, 1998, and February, 1999, the Company executed two lease agreements to sublease approximately 2,600 square feet and 4,600 square feet of the Company's office space, respectively. The two subleases are expected generate monthly sublease income of approximately $5,000 in 1999 and increases to $6,000 per month in 2003. The Company and its subtenants must also pay a pro-rata portion of the operating and real estate taxes of the building. Neoprobe believes these facilities are in good condition and will be adequate for its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

In June 1996 a lawsuit against the Registrant was terminated by dismissal. The Registrant was named as an additional party defendant in the In Re Blech Securities litigation pending in the United States District Court for the Southern District of New York before Judge Robert Sweet in March 1995. The plaintiffs were eight named individuals who were alleged to be representatives of a class of securities purchasers. The defendants included David Blech, who was a principal stockholder of the Registrant until September 1994, Mark Germain, who was a director of the Registrant until September 1994, D. Blech & Co., a registered broker-dealer owned by Mr. Blech, trustees of certain trusts established by Mr. Blech, Bear Stearns & Co., Baird Patrick & Co., Parag Saxena and Chancellor Capital Corp., as well as the Registrant and 10 other corporations of which Mr. Blech was a principal stockholder (the "Corporate Defendants"). The complaint alleged that David Blech and D. Blech & Co. conducted a scheme intended to artificially inflate the prices of securities issued by corporations Mr. Blech controlled; that Mr. Blech, D. Blech & Co. and corporations controlled by Mr. Blech gave or sold cheap stock to fund managers in order to induce them to participate in this scheme; and that David Blech, his trusts, D. Blech & Co., Baird Patrick, Bear Stearns, the Corporate Defendants and unnamed other persons engaged in sham transactions, including "round trip" sales, for the purpose of artificially inflating trading volumes and securities of corporations controlled by Mr. Blech and maintaining their trading prices. The complaint alleged that David Blech was the controlling person and Mark Germain was a director of the Corporate Defendants, and that the knowledge and participation of Messrs. Blech and Germain in the alleged scheme were the responsibility of the Corporate Defendants. The complaint also alleged that the Corporate Defendants actively engaged in the alleged scheme and benefited from it. The complaint further alleged that all of the defendants engaged in a conspiracy to manipulate the market, and failed to disclose truthful information about the true value of securities issued by corporations controlled by Mr. Blech. The complaint alleged violations of Securities and Exchange Commission Rule 10b-5 and common law fraud by all defendants, violations of the Racketeer Influenced Corrupt Organizations Act (RICO) by defendants other than the Corporate Defendants and liability under Securities Exchange Act 20(a), as the liability of controlling persons, by Messrs. Blech and Germain and D. Blech & Co., Baird Patrick and Bear Stearns. The amount of damages requested was not specified in the complaint. In June 1996, Judge Sweet dismissed the allegations against the Registrant and the other Corporate Defendants because the plaintiffs had failed to identify the alleged fraudulent acts of the Registrant and the other Corporate Defendants with the specificity required by federal law. The dismissal terminated the action against the Registrant without any findings of liability against Registrant in July 1996. The Judge's order can still be appealed, and the time for appeal will not begin to run until a final judgment has been entered in the entire multi-party proceeding.

The Company has one case, "Della Jules Bryant v. Neoprobe Corporation", pending before the Court of Appeals for the State of Ohio. Ms. Bryant filed a complaint on July 18, 1997 in Ohio Common Please Court against Neoprobe alleging racial discrimination. On June 10, 1998, the trial judge granted Neoprobe's motion for summary judgment. The plaintiff has appealed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT


     The executive officers of the Company and their ages and positions are as follows:

           Name                            Age                  Position
           ----                            ---                  --------
     Matthew F. Bowman                      48       Senior Vice President, Operations and Marketing

     David C. Bupp                          49       President, Chief Executive Officer and Director

     Patricia A. Coburn                     54       Vice President, General Counsel

     Brent L. Larson                        35       Vice President, Chief Financial Officer

Matthew F. Bowman has served as Senior Vice President, Operations and Marketing of the Company since February 1998. From June 1996 until February 1998, Mr. Bowman served as Vice President, Therapeutics of the Company. Prior to his employment with the Company, Mr. Bowman was employed by Pharmacia Inc. ("Pharmacia") where he served as Vice President of the Therapeutic Products Division from 1995 to 1996 and as Senior Director, Therapeutics, from 1993 to 1995. From 1988 to 1993, Mr. Bowman was employed by Adria Laboratories, Inc. ("Adria") where, in 1993, he served as Senior Director, New Business Development and Licensing, from 1990 to 1992, he served as Director, New Business Development and Licensing, and, from 1988 to 1990, he served as Associate Director, New Business Development. Mr. Bowman has a B.A. degree in Political Science from The Citadel.

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

Brent L. Larson has served as Vice President, Chief Financial Officer since February, 1999. Mr. Larson served as Vice President, Finance from June 1998 to February 1999 and as Controller from July 1996 to June 1998. Prior to joining Neoprobe, Mr. Larson was employed by Price Waterhouse LLP. Mr. Larson has a B.B.A. degree in accounting from Iowa State University of Science and Technology and is a Certified Public Accountant.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company trades on The Nasdaq Stock Market under the trading symbol "NEOP". The prices set forth below reflect the high and low sale prices for shares of Common Stock during the last two fiscal years as reported by The Nasdaq National Market.

                                             HIGH            LOW
                                             ----            ---
         Fiscal Year 1997
         First Quarter                      $18.25         $12.88
         Second Quarter                      16.00          12.25
         Third Quarter                       15.00          10.50
         Fourth Quarter                      14.44           5.50

         Fiscal Year 1998
         First Quarter                      $ 6.75         $ 4.00
         Second Quarter                       6.56           2.38
         Third Quarter                        3.06           0.75
         Fourth Quarter                       2.50           0.44


As of March 19, 1999, the Registrant had approximately 678 holders of Common Stock of record.

The Company has not paid any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any earnings to finance the growth of its business. There can be no assurance that the Company will ever pay cash dividends. The terms of the Company's 5% Series B Convertible Preferred Stock forbid the Company from paying any dividends on its Common Stock until it has paid a special dividend of $100 per share plus any portion of the accrued 5% cumulative dividend. This would amount to at least $3 million, a sum that the Company is unlikely to be able to use for this purpose in the foreseeable future, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Sales of Unregistered Securities

The following sets forth certain information regarding the sale of equity securities of the Company during the period covered by this Report that were not registered under the Securities Act of 1933.

In July 1998, the Board of Directors of the Company authorized the issuance of 2,893 shares of common stock to the trustees of its 401(k) employee benefit plan without registration. Such issuance is exempt from registration under the Act under Section 3(a)(2). The Plan is a pension, profit sharing or stock bonus plan that is qualified under Section 401 of the Internal Revenue Code. The assets of the Plan are held in a single trust fund for the benefit of the employees of the Company which does not hold assets for the benefit of the employees of any other employer. All of the contributions to the plan from employees of Neoprobe have been invested in assets other than Common Stock. All of the Common Stock held by the plan has been contributed to the plan by the Company as a matching contribution and has been less in value at the time it was contributed to the plan than the employee contributions which it matches.

ITEM 6. SELECTED FINANCIAL DATA

The following summary financial data are derived from consolidated financial statements of the Company which have been audited by the Company's independent public accountants. These data are qualified in their entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements and Notes thereto included herein.


(Amounts in thousands, except per share data)                     Years Ended December 31,
                                              ------------------------------------------------------------------
                                                    1994          1995          1996          1997          1998
                                              ----------      --------      --------     ---------      --------
Statement of Operations Data:

Net sales                                       $    933      $    960      $  1,171      $  5,128      $  5,833
Gross profit                                         345           454           494         3,552         4,428
Research and development expenses                  6,761         7,829        16,083        19,657        12,960
Marketing and selling expenses                                                 1,532         4,307         5,268
General and administrative expenses                4,313         4,148         6,222         6,853         5,284
Loss related to subsidiaries in liquidation           --            --            --            --         9,385
                                                --------      --------      --------      --------      --------
Loss from operations                             (10,730)      (11,523)      (23,342)      (27,265)      (28,468)

Other income                                         175           764         2,373         4,018           436
                                                --------      --------      --------      --------      --------

Net loss                                        $(10,555)     $(10,759)     $(20,969)     $(23,247)     $(28,033)
                                                ========      ========      ========      ========      ========

Net loss per common share from continuing
 Operations (basic and diluted)(1)              $  (1.18)     $  (0.73)     $  (1.06)     $  (1.02)     $  (1.23)
                                                ========      ========      ========      ========      ========

Shares used in computing net loss per
 Common share (1)                                  8,926        14,726        19,743        22,735        22,842
                                                ========      ========      ========      ========      ========



                                                   As of December 31,
                          --------------------------------------------------------------------
                               1994           1995           1996           1997          1998
                          ---------      ---------      ---------      ---------      --------

Balance Sheet Data:

Total assets              $   7,839      $  24,145      $  63,873      $  41,573      $  11,994

Long-term obligations           300          1,182          1,009          2,069            156


Accumulated deficit         (32,387)       (43,147)       (64,116)       (87,363)      (115,395)



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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Management Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Report that are not purely historical or which might be considered an opinion or projection concerning the Company or its business, whether express or implied, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include statements regarding the Company's expectations, intentions, plans or strategies regarding the future which involve risks and uncertainties. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results in 1999 and future periods may differ significantly from the prospects discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, limited revenues, continuing net losses, accumulated deficit, future capital needs, uncertainty of capital funding, competition, limited marketing experience, limited manufacturing experience, dependence on principal product line, uncertainty of market acceptance, patents, proprietary technology and trade secrets, government regulation, risk of technological obsolescence, limited third party reimbursement, product liability, need to manage a changing business, possible volatility of stock, anti-takeover provisions, dependence on key personnel, and no dividends.

BUSINESS ENVIRONMENT

Operating activities related to the Company's medical device business to-date have been predominantly related to the United States which enjoyed overall strong economic conditions during 1998 despite concerns over the impact of the Asian crisis on the U.S. market. The medical device industry appears to be experiencing growth consistent with other U.S. economic conditions. According to the U.S. Health Manufactures Association ("HIMA"), the U.S. market for medical devices grew 8% in 1998 over 1997. HIMA estimates a 7% growth rate for medical devices in the U.S. in 1999. HIMA also expects that emerging markets will account for nearly 16% of the global medical technology market by the end of the year. Neoprobe intends to take advantage of growth in Asian and South American markets through expanding its distributor relationships in these markets.

LIQUIDITY AND CAPITAL RESOURCES

Financing Activities. During 1996, 1997, and 1998, the Company raised net proceeds of $50 million, $717,000 and $196,000, respectively, through the public and private sale of equity securities. On February 16, 1999, the Company completed the private placement of $3.0 million of convertible preferred stock. The Company has the option to close on an additional $3.0 million placement of convertible preferred stock in the fourth quarter of 1999, at the earliest, subject to the completion of several conditions, including shareholder approval of the transaction and meeting certain sales and stock performance targets. However, there can be no assurances that the transaction will be approved by the shareholders or that the Company will be able to achieve the required targets and close the additional placement on a timely basis, at terms acceptable to the Company, or at all. If the shareholders do not approve the transactions, the Company will be required to redeem the preferred stock for $3.6 million. If this were to come to pass, the Company would be in severe financial straights and might not be able to continue operations.

Investing Activities. During 1996, 1997, and 1998, the Company made capital investments in property and equipment of $3.6 million, $4.7 million and $3.4 million, respectively. The majority of these capital investments related to the construction of a radiolabeling facility at Neoprobe (Israel) Ltd.

The Company determined during the second quarter of 1998, that Neoprobe Europe was no longer needed to implement the Company's business plan, and put Neoprobe Europe up for sale. During October 1998, the Company reached an agreement to sell substantially all of the assets of Neoprobe Europe to a Swedish company which paid the Company $125,000 and assumed certain contractual obligations of Neoprobe Europe, such as the lease commitment. To account for the sale, the Company recorded a provision of approximately $2.0 million during the third quarter of 1998, principally to write down the remaining assets of Neoprobe Europe to their estimated realizable value. At December 31, 1998, the Company has adopted the liquidation basis of accounting for Neoprobe Europe. Accordingly, the consolidated balance sheet includes approximately $150,000 in current assets of Neoprobe Europe at their net realizable value, and $70,000 in liabilities at the amounts expected to settle the obligations due. Included in operating results of subsidiaries in liquidation for 1998 is $1.7 million related to the non-cash impairment of assets, $235,000 related to severance and exit costs, and $1.2 million of losses from operations incurred prior to the decision to liquidate.

Neoprobe Israel was founded by the Company and Rotem Industries Ltd. ("Rotem") in 1994 to construct and operate a radiolabeling facility near Dimona, Israel. Rotem, the private arm of the Israeli atomic energy authority, currently has a 5% equity interest in Neoprobe Israel and has the right to acquire an additional 4% under certain conditions related to the completion of the facility. Based on the status of the Company's marketing applications in the U.S. and Europe, and the Company's inability to find a development partner for its RIGS products, the Company decided during 1998 to suspend construction and validation activities at Neoprobe Israel. Following suspension of RIGS development activities at Neoprobe Israel and unsuccessful attempts to market the facility, the Company initiated actions during the fourth quarter of 1998 to liquidate Neoprobe Israel. The Company has, therefore, adopted the liquidation basis of accounting for Neoprobe Israel as of December 31, 1998. As the Company may relinquish ownership of the facility to the bank if a suitable buyer cannot be found on a timely basis, the Company has written down the value of the fixed assets of the facility and reduced the recorded balance of the related debt to zero on the basis that the bank would assume ownership of the facility under the collateralization terms of the debt agreement. Accordingly, the consolidated balance sheet includes approximately $555,000 in current assets of Neoprobe Israel at their net realizable value and $876,000 in liabilities at the amounts expected to settle the obligations due. Included in operating results of subsidiaries in liquidation for 1998 is $5.1 million related to the primarily non-cash adjustment of assets and liabilities to their net realizable value, $79,000 related to severance and other exit costs, and $1.0 million related to losses from operations incurred prior to the decision to liquidate.

Operating Activities. During 1996, 1997, and 1998, the Company experienced net losses of $21.0 million, $23.2 million, and $28.0 million, respectively. During each of these three years, substantially all of the Company's efforts and resources were devoted to research and clinical development of innovative systems for the intraoperative diagnosis and treatment of cancers. These efforts were principally related to the Company's proprietary RIGS system; however, efforts during 1997 and 1998 also included activities related to development of ILM-related products. To-date, the Company has financed its operations primarily through the public and private sale of equity securities.

Operational Outlook. The Company's only approved products are instruments and related products used in gamma guided surgery. The Company does not currently have a RIGS drug or ACT product approved for commercial sale in any major market. Based on the Company's modified business plan that focuses Company resources on ILM, the Company does not anticipate commercial sales of sufficient volume to generate positive cash flow from operations until late fiscal year 1999, at the earliest. The Company has incurred, and will continue to incur, substantial expenditures for research and development activities related to enhancing and expanding its current gamma guided surgery product portfolio and to fund marketing development in bringing its products to the commercial market. The Company currently estimates it will require approximately $5.2 million to fund research and development and general and administrative activities in 1999. The Company anticipates a significant portion of the cash necessary to fund such operating activities will be generated from sales of its gamma guided surgery products. However, there can be no assurance that any additional gamma guided surgery products will be successfully introduced, or achieve market acceptance.

As of December 31, 1998, the Company had cash and cash equivalents and available-for-sale securities of $3.5 million. Of this amount, approximately $1.0 million is pledged as security associated with the Company's revolving line of credit and $1.0 million is restricted related to the debt outstanding under the financing program for the construction of Neoprobe Israel. At December 31, 1998, the Company had access to approximately $1.5 million in unrestricted funds to finance its operating activities for 1999. In the first quarter of 1999, the Company supplemented its cash on hand by issuing convertible preferred stock in a private placement described above under "Financing Activities." The Company currently anticipates that approximately $2.0 million in cash will be used to finance operating activities during 1999. The Company anticipates an approximate 80% increase in sales during 1999 compared to 1998, due to increased sales volumes of its gamma guided surgery products, at prices and margins similar to what has been achieved in 1998. However, there can be no assurance that current sales levels will be maintained or that increases in sales volumes and revenue will occur, or that the prices and margins achieved on instrument sales in the fourth quarter of 1998 will be maintained. The Company is attempting to sell approximately $1.5 million in non-strategic assets. However, there can be no assurance that these assets will be sold during 1999, on terms acceptable to the Company, or at all. If the Company does not receive these anticipated funds, it may need to further modify its business plan and seek other financing alternatives. Such financing may require further sales of equity securities that could be dilutive to current holders of common stock, debt financing which may be on unfavorable terms, or asset dispositions that could force the Company to further change its business plan. The Company also expects to experience cost savings during 1999, as a result of modifications to its business plan regarding RIGS and ACT.

At December 31, 1998, the Company had U.S. net operating tax loss carryforwards of approximately $95.5 million to offset future taxable income through 2018. Additionally, the Company has U.S. tax credit carryforwards of approximately $3.3 million available to reduce future income tax liability through 2018. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, use of prior tax loss and credit carryforwards is limited after an ownership change. As a result of ownership changes as defined by Sections 382 and 383, which have occurred at various points in the Company's history, management believes utilization of the Company's tax loss carryforwards and tax credit carryforwards may be limited. The Company's international subsidiaries also have net operating tax loss carryforwards in their respective foreign jurisdictions. However, as the Company is in the process of liquidating its interests in both foreign subsidiaries as of December 31, 1998, the Company does not anticipate that the foreign loss carryforwards will be utilized within their respective jurisdictions.

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

Impact of Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Company expects to adopt SFAS No. 133 effective January 1, 2000. The Statement will require companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedge asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

Y2K. As many computer systems and other equipment with embedded chips or processors (collectively, "Business Systems") use only two digits to represent the year, they may be unable to process accurately certain data before, during or after the year 2000. As a result, business and governmental entities are at risk for possible miscalculations or system failures causing disruptions in their business operations. This is commonly known as the Year 2000 ("Y2K") issue or Century Date Change ("CDC") issue. The CDC issue can arise at any point in the Company's supply, manufacturing, distribution, and financial chains. The Company is in the process of implementing an assessment and readiness plan with the objective of having all its significant internal Business Systems functioning properly with respect to the Y2K issue before January 1, 2000, and minimizing the possible disruptions to the Company's business which could result from the Y2K problem.

As part of its readiness plan, the Company is in the process of conducting a company-wide assessment of its Business Systems to identify elements that are not Y2K compliant. Based on assessment activity to date, the Company presently believes that the majority of its critical Business Systems have been purchased and installed in recent years and are already Y2K compliant. The Company's internal Business Systems do not have internally generated programmed software coding to correct, as substantially all of the software utilized by the Company has been recently purchased or licensed from external vendors. At the completion of the assessment phase, the Company intends to perform comprehensive testing of its Business Systems in early 1999.

Those Business Systems that are not presently Y2K compliant are anticipated to be replaced, upgraded or modified in the normal replacement cycle prior to 2000. The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of its internal systems will not have a material adverse effect on the Company's business. This estimate is being monitored and will be revised, as additional information becomes available.

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

RESULTS OF OPERATIONS

Since inception, the Company has dedicated substantially all of its resources to research and development of its RIGS technology for the intraoperative diagnosis and treatment of cancer. Until the appropriate regulatory approvals are received, the Company is limited in its ability to generate revenue from these sources. During 1998, the Company generated sales of gamma detection instruments of $5.8 million. Results of operations for the year include approximately $1.2 million in costs associated with the restructuring domestic operating activities of the Company during 1998 in addition to $9.4 million in expenses which were recorded related to placing its two international subsidiaries in liquidation.

Research and development expenses during 1998 were $13.0 million, or 53% of operating expenses for the year. Marketing and selling expenses were $5.3 million, or 16% of operating expenses during the year, and general and administrative expenses were $5.1 million, or 16% of operating expenses for the year. The Company recorded $9.3 million in charges during 1998 related to the third quarter decision to close Neoprobe Europe and the fourth quarter decision to shut down the facility at Neoprobe Israel. The Company anticipates that 1999 total operating expenses will decrease over 1998. The Company expects research and development and general and administrative expenses to decrease from 1998 levels as a result of the modifications to the business plan adopted during the fourth quarter of 1998. However, the Company also expects marketing and selling expenses to increase from 1998 levels although such expenses are expected to decrease as a percentage of sales.

Years ended December 31, 1997 and 1996.

Revenue. Net sales increased $3.9 million or 325% to $5.1 million in 1997 from $1.2 million in 1996. In 1997, net sales included instrument sales of $5 million and sales of blood serology products of $125,000. In 1996, net sales included instrument sales of $780,000 and sales of blood serology products of $391,000. Instrument sales increased as a result of the introduction of the Neoprobe 1500 system and the continuing growth of the lymphatic mapping technique. Sales of serology products at Neoprobe Europe continued to decrease as a result of the Company's efforts to develop the long-term production capacity for targeting agents.

Research and Development Expenses. Research and development expenses increased $3.6 million or 22% to $19.7 million in 1997 from $16.1 million in 1996. The increase is a result of a substantial increase in instrument development and design and in manufacturing validation activities during 1997. Clinical trial costs decreased during the year as clinical trial activity related to RIGScan CR49 declined following the submission of applications to regulatory bodies for marketing approval. The decline in costs related to RIGScan CR49 was partly offset by an increase in costs related to the development of ACT technology during the period.

Marketing and Selling Expenses. Marketing and selling expenses increased $2.8 million or 187% to $4.3 million in 1997 from $1.5 million in 1996. The increase was directly related to increased instrument sales during the year. The Company was obligated to pay a commission to USSC for devices sold through the termination of the Company's agreement with USSC in October 1997. In addition, the Company hired additional marketing staff during the period to support the lymphatic mapping business.

General and Administrative Expenses. General and administrative expenses increased $630,000 or 10% to $6.9 million in 1997 from $6.2 million in 1996. The increase was primarily a result of growth in staff and increased costs for rent, leases, taxes, and other expenses. Other expenses increased primarily as a result of greater travel and insurance costs.

Other Income. Other income increased $1.6 million or 67% to $4 million in 1997 from $2.4 million in 1996. Other income in 1997 consisted of interest income of $2.2 million and miscellaneous income of $2 million representing recognition of income of a license fee received from USSC, net of interest and other expenses. During 1996, other income was $2.4 million and represented primarily interest income earned during the period.

Years  ended December 31, 1998 and 1997

Revenue and Other Income. Net sales increased $705,000 or 14% to $5.8 million during 1998 from $5.1 million during 1997. Net sales in both years were composed almost entirely of instrument sales. Instrument sales in 1997 reflect contributions from the Company's marketing arrangement with USSC which was terminated in October 1997. Instrument sales during 1998 were based on leads generated primarily by the Company's clinical specialists' sales force with assistance from representatives of Ethicon Endo-Surgery ("EES"), a Johnson & Johnson company, subsequent to initial training of EES representatives in June 1998.

Research and Development Expenses. Research and development expenses decreased $6.7 million or 34% during 1998 to $13 million from $19.7 million in 1997, excluding approximately $1.5 million in 1998 research and development costs related to Neoprobe Europe and Neoprobe Israel which were reclassified to losses related to subsidiaries in liquidation in connection with the adoption of the liquidation basis of accounting for these subsidiaries during the fourth quarter of 1998. The decrease reflects the Company's efforts to reduce costs consistent with the refocused business plan announced in February 1998, which was further modified in the third and fourth quarters of 1998. Research and development costs in 1998 include approximately $1 million related to severance and other separation-related costs and an impairment charge of $1 million related to technology licensed from the Dow Chemical Company. Such costs were offset by decreases in project expenses related to RIGScan CR49 pending identification of a development partner and decreases in instrument-related project expenses due to the wind-down of the design phase of neo2000 and related products. Pipeline projects also decreased related to the refocused business plan.

Marketing and Selling Expenses. Marketing and selling expenses increased by $960,000 or 22% to $5.3 million in 1998 from $4.3 million in 1997. The increase in marketing expenses during 1998, as compared to the same period in 1997, relates to an increased marketing effort to meet competitive pressure and further penetrate the ILM market. The increased expenses were the result of a greater number of sales and marketing personnel in 1998, coupled with relative increases in travel and entertainment as well as promotional costs associated with the launch of new products.

General and Administrative Expenses. General and administrative expenses decreased $1.6 million or 23% to $5.2 million for 1998 from $6.8 million in 1997, excluding $1.0 million in 1998 general and administrative costs related to Neoprobe Europe and Neoprobe Israel which were reclassified to losses related to subsidiaries in liquidation in connection with the adoption of the liquidation basis of accounting for these subsidiaries during the fourth quarter of 1998. Severance and other overhead and employee separation costs of $160,000 related to 1998 restructuring activities were offset by an overall lower headcount during 1998 as compared to 1997.

Losses related to Subsidiaries in Liquidation. Losses related to subsidiaries in liquidation increased to $9.4 million in 1998 from $0 in 1997. This increase is due to changes in the Company's business plan which occurred throughout 1998 that ultimately resulted in the shutdown of both of the Company's international subsidiaries, Neoprobe Europe and Neoprobe Israel. Related to the decision to shutdown operations at these subsidiaries, the Company adopted the liquidation basis of accounting for both subsidiaries as of December 31,1998. Included in operating results of subsidiaries in liquidation for 1998 is $1.7 million related to the non-cash impairment of assets, $235,000 related to severance and exit costs, and $1.2 million of losses from operations incurred prior to the decision to liquidate Neoprobe Europe. Included in operating results of subsidiaries in liquidation for 1998 is $5.1 million related to the primarily non-cash adjustment of assets and liabilities to their net realizable value, $79,000 related to severance and other exit costs, and $1.0 million related to operations incurred prior to the decision to liquidate Neoprobe Israel.

Other Income. Other income during 1998 and 1997 was $436,000 and $4.0 million, respectively. Other income in 1998 was comprised primarily of interest income of $598,000 compared to interest income in 1997 of $2.2 million, both of which were offset by interest expenses on the Company's outstanding debt. The change in interest income is the result of lower overall funds available for investment in 1998. Other income in 1997 also included miscellaneous income of $2 million representing recognition of income of a license fee received from USSC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not currently use derivative financial instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for its debt instruments or investment securities. As of December 31, 1997 and 1998, the Company had outstanding debt instruments of $2.4 million and $1.5 million, respectively. Outstanding debt consisted primarily of variable rate long-term debt and a variable rate line of credit as of December 31, 1997 and 1998, respectively, with average interest rates of 7% for both years. At December 31, 1997 and 1998, the fair market values of the Company's debt instruments approximated their carrying values. A hypothetical 100-basis point change in interest rates would not have a material effect on cash flows, income or market values.

The Company has maintained investment portfolios of available-for-sale corporate and U.S. government debt securities purchased with proceeds from the Company's public and private placements of equity securities. The market value of these investments at December 31, 1997 and 1998 was approximately $14.7 million and $449,000, respectively. A hypothetical 10% decrease in the prices for these securities at December 31, 1998 would decrease the fair value by approximately $45,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, and the related notes, together with the reports of KPMG LLP and PricewaterhouseCoopers LLP dated March 29, 1999 and February 20, 1998, respectively, are set forth at pages F-1 through F-24 attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 1, 1998, after discussions between the Registrant and PricewaterhouseCoopers LLP ("PWC"), the Registrant's principal accountant, the parties agreed that PWC would not conduct the Registrant's 1998 fiscal year-end audit. Discussions between the parties were initiated by PWC; however, during the Registrant's two most recent fiscal years and subsequent interim periods, no reports or financial statements issued by PWC contained an adverse opinion or disclaimer or were qualified or modified as to uncertainty, audit scope or accounting principles. Further, during the Registrant's two most recent fiscal years and subsequent interim periods, there were no disagreements between the Registrant's management and PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PWC would have caused PWC to make reference to the subject matter of the disagreements in connection with PWC's reports. KPMG LLP was engaged as the Company's principal accountant on December 8, 1998.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding the Registrant's directors will be set forth at "ELECTION OF DIRECTOR" in the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement") which information is incorporated herein by reference. Information required by this Item concerning compliance with Section 16(a) of the Exchange Act will be set forth at "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the 1999 Proxy Statement which information is incorporated herein by reference. Information regarding the Registrant's executive officers is set forth in PART I of this report at "Supplemental Item. Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item will be set forth at "COMPENSATION OF MANAGEMENT" in the 1999 Proxy Statement which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item will be set forth at "SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS, DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS" in the 1999 Proxy Statement which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item will be set forth at "CERTAIN TRANSACTIONS" in the 1999 Proxy Statement which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (A) LIST OF EXHIBITS AND FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

        (3)       ARTICLES OF INCORPORATION AND BY-LAWS

         3.1. Complete Restated Certificate of Incorporation of Neoprobe Corporation, as corrected February 18, 1994 and as amended June 27, 1994, July 25, 1995, June 3, 1996 and March 17, 1999.

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

         4.4. Amendment Number 1 to the Rights Agreement between the Registrant and Continental Stock Transfer & Trust Company dated February 16, 1999.

       (10) MATERIAL CONTRACTS (*indicates management contract or compensatory plan or arrangement).

        10.1.1.--10.1.24. Reserved.

        10.1.25. Rights Agreement between the Registrant and Continental Stock Transfer & Trust Company dated as of July 18, 1995 (see
                  Exhibit 4.3).

       10.1.26.--10.1.30. Reserved.

       10.1.31. Amendment Number 1 to the Rights Agreement between the Registrant and Continental Stock Transfer & Trust Company dated February 16, 1999 (see Exhibit 4.4).

       10.1.32. Preferred Stock and Warrant Purchase Agreement dated February 16, 1999 among the Registrant, The Aries Master Fund, a Cayman Island exempted company, and The Aries Domestic Fund, L.P.

       10.1.33. Warrant dated February 16, 1999 for the purchase of shares to purchase Common Stock issued to The Aries Master Fund, a Cayman Island exempted company. This exhibit is one of two substantially identical instruments and is accompanied by a schedule identifying the other instrument omitted and setting forth the material details in which such instrument differs from the one filed herewith.

         10.1.34. Option Units dated February 16, 1999 for the purchase of shares of 5% Series B Convertible Preferred Stock of the Registrant and warrants to purchase shares of Common Stock issued to Paramount Capital, Inc.

         10.1.35. Financial Advisory Agreement dated February 16, 1999 between the Registrant and Paramount Capital, Inc.

         10.1.36. Letter agreement dated February 24, 1999 among the Registrant, The Aries Master Fund, a Cayman Island Exempted Company and The Aries Domestic Fund, L.P.

         10.1.37. Letter agreement dated March 12, 1999 among the Registrant, The Aries Master Fund, a Cayman Island Exempted Company and The Aries Domestic Fund, L.P.

         10.2.1.-- 10.2.14. Reserved.

         10.2.15. Option Agreements between the Registrant and David C. Bupp (incorporated by reference to Exhibit 10.7 to the Registrant's registration statement on Form S-1; No. 33-51446 (the "Form S-1")).*

         10.2.16.--10.2.17. Reserved.

         10.2.18. Non-Qualified Stock Option Agreement dated May 3, 1993 between the Registrant and David C. Bupp (incorporated by reference to Exhibit 10.50 to the Registrant's Quarterly Report on Form 10--QSB for the quarterly period ended June 30, 1993; Commission File No. 0-26520 (the "2nd Quarter 1993 Form 10-QSB")).*

         10.2.19.--10.2.20. Reserved.

         10.2.21. Non-Qualified Stock Option Agreement dated May 3, 1993 between the Registrant and John L. Ridihalgh (incorporated by reference to Exhibit 10.53 to the 2nd Quarter 1993 Form 10-QSB).*

         10.2.22. Reserved.

         10.2.23. Non-Qualified Stock Option Agreement dated February 28, 1992 and amended and restated June 3, 1993 between the Registrant and David C. Bupp (incorporated by reference to Exhibit 99.5 to Registrant's report on Form 8-K dated January 21, 1994; Commission File No. 0-26520 (the "January 1994 Form 8-K")).*

         10.2.24. Non-Qualified Stock Option Agreement dated July 1, 1990 and amended and restated June 3, 1993 between the Registrant and David C. Bupp (incorporated by reference to Exhibit 99.6 to the January 1994 Form 8-K).*

         10.2.25. Non-Qualified Stock Option Agreement dated June 1, 1992 and amended and restated June 3, 1993 between the Registrant and John L. Ridihalgh (incorporated by reference to Exhibit 99.7 to the January 1994 Form 8-K).*

         10.2.26. Amended and Restated Stock Option and Restricted Stock Purchase Plan dated March 3, 1994 (incorporated by reference to Exhibit 10.2.26 to Registrant's annual report on Form 10-KSB for the year ending December 31, 1993; Commission File No. 0-26520 (the "1993 Form 10-KSB")).*

         10.2.27.--10.2.28. Reserved.

         10.2.29. Non-Qualified Stock Option Agreement dated February 16, 1995 between the Registrant and John L. Ridihalgh (incorporated by reference to Exhibit 10.2.29 to the 1994 Form 10-KSB).*

         10.2.30. Non-Qualified Stock Option Agreement dated February 16, 1995 between the Registrant and David C. Bupp (incorporated by reference to Exhibit 10.2.30 to the 1994 Form 10-KSB).*

         10.2.31. Employment Agreement dated as of January 1, 1996 between the Registrant and John L. Ridihalgh (incorporated by reference to
                  Exhibit 10.2.31 to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1996; Commission File No. 0-26520 (the "2nd Quarter 1996 Form 10-QSB")).*

         10.2.32.-10.2.33. Reserved.

         10.2.34. Restricted Stock Purchase Agreement dated June 5, 1996 between the Registrant and John L. Ridihalgh (incorporated by reference to Exhibit 10.2.32 to the Registrant's Annual Report on Form 10-KSB for the year ending December 31, 1997 (the "1997 Form 10-KSB"); Commission File No. 0-26520).*

         10.2.35. Restricted Stock Purchase Agreement dated June 5, 1996 between the Registrant and David C. Bupp (incorporated by reference to Exhibit 10.2.35 to the 1997 Form 10-KSB).*

         10.2.36. Reserved.

         10.2.37. 1996 Stock Incentive Plan dated January 18, 1996 as amended March 13, 1997 (incorporated by reference to Exhibit 10.2.37 to the 1997 Form 10-K).*

         10.2.38. Non-Qualified Stock Option Agreement dated January 18, 1996 between the Registrant and John L. Ridihalgh (incorporated by reference to Exhibit 10.2.38 to the 1997 Form 10-K).*

         10.2.39. Non-Qualified Stock Option Agreement dated January 18, 1996 between the Registrant and David C. Bupp (incorporated by reference to Exhibit 10.2.39 to the 1997 Form 10-K).*

         10.2.40. Non-Qualified Stock Option Agreement dated February 3, 1997 between the Registrant and John L. Ridihalgh (incorporated by reference to Exhibit 10.2.40 to the 1997 Form 10-K).*

         10.2.41. Non-Qualified Stock Option Agreement dated February 3, 1997 between the Registrant and David C. Bupp (incorporated by reference to Exhibit 10.2.41 to the 1997 Form 10-K).*

         10.2.42. Reserved.

         10.2.43. Agreement, Release, and Waiver dated February 23, 1998 between the Registrant and Dr. William Eisenhardt (incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarter ending March 31, 1998; Commission File No. 0-26520).*

         10.2.44. Employment Agreement dated as of January 1, 1998 between the Registrant and David C. Bupp. (incorporated by reference to
                  Exhibit 10.2.44 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998; Commission File No. 0-26520 (the "2nd Quarter 1998 Form 10-Q")).*

         10.2.45. Restricted Stock Purchase Agreement between David C. Bupp and the Registrant dated May 20, 1998 (incorporated by reference
                  Exhibit 10.2.45 to the 2nd Quarter 1998 Form 10-Q.*

         10.2.46. Waiver by David Bupp dated February 16, 1999 of certain provisions in the employment agreement between the Registrant and David C. Bupp dated January 1, 1998.*

         10.2.47. Severance Agreement dated October 23, 1998 between the Registrant and Matthew F. Bowman. This agreement is one of four substantially identical agreements and is accompanied by a schedule identifying the other agreements omitted and setting forth the material details in which such documents differ from the one that is filed herewith.*

         10.2.48. Restricted Stock Agreement dated October 23, 1998 between the Registrant and Matthew F. Bowman. This agreement is one of three substantially identical agreements and is accompanied by a schedule identifying the other agreements omitted and setting forth the material details in which such documents differ from the one that is filed herewith.*

         10.2.49. Separation Agreement dated October 21, 1998 between the Registrant and John L. Ridihalgh.*

         10.3.1. Technology Transfer Agreement dated July 29, 1992 between the Registrant and The Dow Chemical Corporation (incorporated by reference to Exhibit 10.10 to the Form S-1, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

         10.3.2.--10.3.29. Reserved.

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

         10.3.33.-10.3.34. Reserved.

         10.3.35. Investors' Rights Agreement dated February 5, 1996 between Registrant and XTL Biopharmaceuticals, Ltd. (incorporated by reference to Exhibit 10.3.35 to the 1st Quarter 1996 Form 10-QSB).

         10.3.36. Reserved.

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

         10.3.39.-10.3.44. Reserved.

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

         10.3.47. License and Option Agreement between Cira Technologies, Inc. and Neoprobe Corporation dated April 1, 1998 (incorporated by reference to Exhibit 10.3.47 to the 2nd Quarter 1998 Form 10-Q).

         10.3.48. Restated Subscription and Option Agreement between the Registrant, Cira Technologies, Inc., Richard G. Olsen, John L. Ridihalgh, Richard McMorrow, James R. Blakeslee, Mueller & Smith, Ltd., Pierre Triozzi and Gregory Noll, dated April 17, 1998 (incorporated by reference to Exhibit 10.3.48 to the 2nd Quarter 1998 Form 10-Q).

         10.3.49. Restated Stockholders Agreement with the Registrant, Cira Technologies, Inc., Richard G. Olsen, John L. Ridihalgh, Richard McMorrow, James R. Blakeslee, Mueller & Smith, Ltd., Pierre L. Triozzi and Gregory Noll, dated April 17, 1998 (incorporated by reference to Exhibit 10.3.49 to the 2nd Quarter 1998 Form 10-Q).

         10.4.1.--10.4.15. Reserved.

         10.4.16. Project Management Agreement dated May 17, 1995 between Neoprobe (Israel) Ltd. and BARAN Project Construction Ltd. (incorporated by reference to Exhibit 10.4.16 to the 2nd Quarter 1995 Form 10-QSB).

         10.4.17-10.4.21. Reserved.

         10.4.22. Sales and Marketing Agreement dated April 21, 1998 between the Registrant and Ethicon Endo-Surgery, Inc., an Ohio corporation (incorporated by reference to Exhibit 10.4.22 to the 2nd Quarter 1998 Form 10-Q, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

         10.4.23. Loan Agreement between the Registrant and Bank One, NA, dated April 16, 1998 (incorporated by reference to Exhibit 10.4.23 to the 2nd Quarter 1998 Form 10-Q).

         10.4.24. Variable Rate Cognovit Promissory Note, dated April 16, 1998, issued by Registrant to Bank One, NA (incorporated by reference to Exhibit 10.4.24 to the 2nd Quarter 1998 Form 10-Q).

         10.4.25. Security Agreement between the Registrant and Bank One, NA, dated April 16, 1998 (incorporated by reference to Exhibit
                  10.4.25 to the 2nd Quarter 1998 Form 10-Q).

         10.4.26. Letter amendment dated October 14, 1998 to the Sales and Marketing Agreement dated April 21, 1998 between the Registrant and Ethicon Endo-Surgery, Inc., an Ohio corporation (incorporated by reference to Exhibit 10.4.26 to the Registrant's quarterly report on Form 10-Q for the quarter ending September 30, 1998, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment; Commission File No. 0-26520 (the "3rd Quarter 1998 Form 10-Q")).

         10.4.27. Promissory Note, dated September 25, 1998, issued by Registrant to Bank One, NA (incorporated by reference to
                  Exhibit 10.4.27 to the 3rd Quarter Form 10-Q).

         10.4.28. Addendum to Promissory Note dated September 25, 1998 issued by Registrant to Bank One, NA (incorporated by reference to
                  Exhibit 10.4.28 to the 3rd Quarter Form 10-Q).

         10.4.29. Covenant Agreement dated September 25, 1998 between the Registrant and Bank One, NA (incorporated by reference to
                  Exhibit 10.4.29 to the 3rd Quarter Form 10-Q).

         10.4.30. Assignment of Deposit Account dated September 25, 1998 between Registrant and Bank One, NA (incorporated by reference to
                  Exhibit 10.4.30 to the 3rd Quarter Form 10-Q).

         10.4.31. Asset Purchase Agreement dated October 14, 1998 between the Registrant, Neoprobe AB, a corporation organized and existing under the laws of Sweden, and Bioinvent Production AB, a corporation organized and existing under the laws of Sweden (incorporated by reference to Exhibit 10.4.31 to the 3rd Quarter Form 10-Q).

         10.4.32. Supply Agreement between the Registrant and eV Products dated December 8, 1997 (filed pursuant to Rule 24b-2 under which the Registrant has requested confidential treatment of certain portions of this Exhibit).

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

       (B) REPORTS ON FORM 8-K.

           The Registrant filed a current Report on Form 8-K on December 8, 1998 to report information under Item 4. Changes in Registrant's Certifying Accountant.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 1999
                                       NEOPROBE CORPORATION
                                       (the "Registrant")


                                        By:    /s/ David C. Bupp
                                               ---------------------------------
                                               David C. Bupp, President and
                                               Chief Executive Officer

         Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURE                                          TITLE                                      DATE

/s/David C. Bupp                                    Director, President and Chief                   March 31, 1999
--------------------------------------              Executive Officer
            David C. Bupp                           (principal executive officer)


/s/Brent L. Larson*                                 Vice President, Finance and                     March 31, 1999
--------------------------------------              Chief Financial Officer
           Brent L. Larson                          (principal financial officer)


/s/Melvin D. Booth*                                 Director                                        March 31, 1999
--------------------------------------
           Melvin D. Booth

/s/John S. Christie*                                Director                                        March 31, 1999
--------------------------------------
          John S. Christie

/s/Julius R. Krevans*                               Chairman, Director                              March 31, 1999
--------------------------------------
          Julius R. Krevans

/s/Michael P. Moore*                                Director                                        March 31, 1999
--------------------------------------
          Michael P. Moore

/s/J. Frank Whitley, Jr.*                           Director                                        March 31, 1999
--------------------------------------
        J. Frank Whitley, Jr.

/s/James F. Zid*                                    Director                                        March 31, 1999
--------------------------------------
            James F. Zid


              *By:  /s/ David C. Bupp
                    -------------------------------------------
                         David C. Bupp, Attorney-in-fact

===============================================================================





                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                            ------------------------


                              NEOPROBE CORPORATION


                            ------------------------


                             FORM 10-K ANNUAL REPORT

                           FOR THE FISCAL YEAR ENDED:

                                DECEMBER 31, 1998






                             -----------------------


                              FINANCIAL STATEMENTS

                            -------------------------







===============================================================================

NEOPROBE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31, 1997 and 1998

                              ASSETS                       1997            1998
                                                       ------------    ------------

Current assets:
    Cash and cash equivalents                          $  9,921,025    $  3,054,936
    Available-for-sale securities                        14,672,496         448,563
    Accounts receivable                                     793,376       2,069,633
    Inventory                                               413,024       1,578,912
    Prepaid expenses                                      1,211,598         720,420
    Note receivable                                       1,500,000            --
    Other current assets                                    789,780         147,008
                                                       ------------    ------------

           Total current assets                          29,301,299       8,019,472
                                                       ------------    ------------

Investment in affiliates                                       --         1,500,000
Property and equipment:
    Equipment                                             9,264,222       3,073,931
    Construction in progress                              3,757,133            --
                                                       ------------    ------------

                                                         13,021,355       3,073,931
                                                       ------------    ------------

      Less accumulated depreciation and amortization     (2,596,459)     (1,654,661)
                                                       ------------    ------------

                                                         10,424,896       1,419,270
                                                       ------------    ------------

Intangible assets                                         1,715,834         773,863
Other assets                                                131,375         281,594
                                                       ------------    ------------

          Total assets                                 $ 41,573,404    $ 11,994,199
                                                       ============    ============








CONTINUED

NEOPROBE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, CONTINUED


               LIABILITIES AND STOCKHOLDERS' EQUITY                                 1997             1998
                                                                                -------------    -------------

Current liabilities:
    Line of credit                                                              $        --      $   1,000,000
    Notes payable to finance company                                                  202,615          242,163
    Capital lease obligations, current                                                156,140           99,539
    Accounts payable                                                                3,848,172        2,857,717
    Accrued liabilities                                                             2,743,293        2,813,321
                                                                                -------------    -------------

          Total current liabilities                                                 6,950,220        7,012,740
                                                                                -------------    -------------


   Long-term debt                                                                   1,813,437             --
   Capital lease obligations                                                          255,355          155,816
                                                                                -------------    -------------

          Total liabilities                                                         9,019,012        7,168,556
                                                                                -------------    -------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock; $.001 par value; 5,000,000 shares
      authorized at December 31, 1997 and 1998; none issued
      and outstanding (500,000 shares designated as Series A,
      $.001 par value, at December 31, 1997 and 1998; none
      outstanding)                                                                         --               --
    Common stock; $.001 par value; 50,000,000 shares
      authorized; 22,763,430 shares issued and
      outstanding at December 31, 1997; 22,887,910
      shares issued and outstanding at December 31,1998                                22,763           22,888
    Additional paid-in capital                                                    120,034,876      120,272,899
    Accumulated deficit                                                           (87,362,531)    (115,395,283)
    Accumulated other comprehensive loss                                             (140,716)         (74,861)
                                                                                -------------    -------------

          Total stockholders' equity                                               32,554,392        4,825,643
                                                                                -------------    -------------

             Total liabilities and stockholders' equity                         $  41,573,404    $  11,994,199
                                                                                =============    =============




          See accompanying notes to consolidated financial statements.

NEOPROBE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 YEARS ENDED DECEMBER 31,
                                                        --------------------------------------------
                                                           1996             1997            1998
                                                        ------------    ------------    ------------

Net sales                                               $  1,171,186    $  5,127,917    $  5,832,695
Cost of goods sold                                           676,773       1,575,699       1,403,951
                                                        ------------    ------------    ------------
      Gross profit                                           494,413       3,552,218       4,428,744
                                                        ------------    ------------    ------------


Operating expenses:
          Research and development                        16,082,761      19,656,804      12,960,208
          Marketing and selling                            1,531,589       4,306,717       5,267,617
          General and administrative                       6,221,981       6,853,283       5,284,462
        Losses related to subsidiaries in liquidation             --              --       9,384,753
                                                        ------------    ------------    ------------
      Total operating expenses                            23,836,331      30,816,804      32,897,040
                                                        ------------    ------------    ------------

Loss from operations                                     (23,341,918)    (27,264,586)    (28,468,296)
                                                        ------------    ------------    ------------

Other income (expenses):
          Interest income                                  2,179,345       2,156,795         598,834
          Interest expense                                   (83,436)        (61,445)       (189,785)
          Other                                              276,866       1,922,708          26,495
                                                        ------------    ------------    ------------
      Total other income                                   2,372,775       4,018,058         435,544
                                                        ------------    ------------    ------------

Net loss                                                $(20,969,143)   $(23,246,528)   $(28,032,752)
                                                        ============    ============    ============

Net loss per common share
   (basic and diluted)                                  $      (1.06)   $      (1.02)   $      (1.23)
                                                        ============    ============    ============

Weighted average number of shares
   outstanding during the year                            19,743,649      22,734,642      22,842,232
                                                        ============    ============    ============





          See accompanying notes to consolidated financial statements.

NEOPROBE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)



                                                                                                ACCUMULATED
                                          COMMON STOCK           ADDITIONAL                         OTHER
                                     -----------------------      PAID-IN       ACCUMULATED     COMPREHENSIVE
                                      SHARES        AMOUNT        CAPITAL         DEFICIT       INCOME (LOSS)       TOTAL
                                     ---------     ---------    ----------     ------------     -------------    ------------

Balance, December 31, 1995           17,334,800     $ 17,335    $ 62,964,787    $(43,146,860)       $ 213,387     $ 20,048,649

Exercise of employee stock
options at $2 to $6 per share           132,075          132         553,139                                           553,271
Exercise of stock warrants at
$3.32 to $12.60 per share             2,904,421        2,905      18,165,986                                        18,168,891
Issued to 401(k) plan at $3.46            5,426            5          18,792                                            18,797
Issued to employee in exchange
for services                             10,000           10         121,240                                           121,250
Sale of common stock at $18.50
per share, net of costs               1,750,000        1,750      30,190,777                                        30,192,527
Issued in exchange for technology
  licenses at $16.03 per share          124,805          125       1,999,875                                         2,000,000
Issued in exchange for note
receivable and development
  activities at $20.25 per share        125,000          125       2,531,125                                         2,531,250
Issued in conversion of
debentures at $5.93 per share           200,000          200       1,185,641                                         1,185,841
Vesting of compensatory
 employee options                                                  1,562,500                                         1,562,500
Comprehensive income (loss):
  Net loss                                                                       (20,969,143)                      (20,969,143)
  Foreign currency translation
   adjustment                                                                                          (60,446)         (60,446)
  Unrealized loss on
   available-for-sale
   securities                                                                                          (76,339)         (76,339)
                                                                                                                  ------------
Total comprehensive loss                                                                                           (21,105,928)
                                     ----------    ---------    ------------  --------------        ---------     ------------

Balance, December 31, 1996           22,586,527       22,587     119,293,862     (64,116,003)          76,602       55,277,048

Exercise of employee stock
options at $2.50 to $15.75
  per share                              85,510           85         361,500                                           361,585
Issued to 401(k) plan at $14.61           1,672            2          24,422                                            24,424
Exercise of stock warrants at
 $3.32 to $6.05 per share                89,721           89         355,092                                           355,181
Comprehensive income (loss):
  Net loss                                                                       (23,246,528)                      (23,246,528)
  Foreign currency translation                                                                       (237,887)        (237,887)
   adjustment
  Unrealized gain on available-
   for-sale securities                                                                                 20,569           20,569

                                                                                                                  ------------
Total comprehensive loss                                                                                           (23,463,846)
                                     ----------    ---------    ------------  --------------        ---------     ------------

Balance, December 31, 1997           22,763,430     $22,763     $120,034,876  $  (87,362,531)       $(140,716)    $ 32,554,392

Exercise of employee stock
 options at $2.50  to $3.88              76,587           77         196,221                                           196,298
 per share
Issued to 401(k) plan at $14.45           2,893            3          41,802                                            41,805
Issuance of restricted stock to          45,000           45                                                                45
    officers
Comprehensive income (loss):
  Net loss                                                                      (28,032,752)                       (28,032,752)
  Foreign currency translation
    adjustment                                                                                         56,346           56,346
  Unrealized gain on
    available-for-sale                                                                                  9,509            9,509
    securities
                                                                                                                  ------------
Total comprehensive loss                                                                                           (27,966,897)
                                     ----------    ---------    ------------  --------------        ---------     ------------

Balance, December 31, 1998           22,887,910    $  22,888    $120,272,899  $ (115,395,283)       $ (74,861)    $  4,825,643
                                     ==========    =========    ============  ==============        =========     ============






          See accompanying notes to consolidated financial statements.

NEOPROBE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          YEARS ENDED DECEMBER 31,
                                                                --------------------------------------------
                                                                   1996              1997            1998
                                                                ------------    ------------    ------------

Cash flows from operating activities:
     Net loss                                                   $(20,969,143)   $(23,246,528)   $(28,032,752)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation                                                  628,015         778,663       1,081,676
       Amortization of intangible assets                              24,608         117,859          43,254
       Provision for bad debts                                            --         130,660         134,249
       Loss on disposal and abandonment of assets                     10,199         664,068       1,266,153
       Non-cash losses related to subsidiaries in liquidation             --              --       6,443,432
       Non-cash expenditures for research and
          development                                                500,000              --              --
       Compensation expense under restricted stock
          and stock option plans                                   1,683,750              --              --
       Change in operating assets and liabilities:
          Accounts receivable                                     (1,002,799)        315,406      (1,410,759)
          Inventory                                                  248,734        (199,335)     (1,165,258)
          Prepaid expenses and other                                (566,291)        465,764       1,144,128
          Accounts payable                                           905,883       1,404,095        (847,970)
          Accrued liabilities                                      1,996,641        (133,131)       (105,694)
          Deferred revenue                                         2,000,000      (2,000,000)             --
                                                                ------------    ------------    ------------

       Net cash used in operating activities                     (14,540,403)    (21,702,479)    (21,449,541)


Cash flows from investing activities:
       Purchases of available-for-sale securities                (50,061,144)    (13,489,774)     (1,738,512)
       Proceeds from sales of available-for-sale securities       27,607,495       1,884,610       4,955,601
       Maturities of available-for-sale securities                 9,982,000      16,739,201      11,050,000
       Purchases of property and equipment                        (3,616,297)     (4,689,681)     (3,428,811)
       Patent costs                                                 (126,287)       (197,873)       (239,400)
                                                                ------------    ------------    ------------

       Net cash (used in) provided by investing activities       (16,214,233)        246,483      10,598,878

Cash flows from financing activities:
       Proceeds from issuance of common stock, net                50,117,201         716,766         196,343
       Proceeds from line of credit                                       --              --       1,275,750
       Payments under line of credit                                      --              --        (275,750)
       Proceeds from notes payable                                   180,242              --              --
       Payment of notes payable                                     (153,638)       (177,039)       (228,892)
       Payments under capital leases                                (241,390)       (125,202)       (156,167)
       Proceeds from long-term debt                                1,000,687         812,750       3,129,499
                                                                ------------    ------------    ------------

       Net cash provided by financing activities                  50,903,102       1,227,275       3,940,783

Effect of exchange rate changes on cash                              (13,027)        (18,666)         43,791
                                                                ------------    ------------    ------------

       Net increase (decrease) in cash and cash
          equivalents                                             20,135,439     (20,247,387)     (6,866,089)

       Cash and cash equivalents, beginning of year               10,032,973      30,168,412       9,921,025
                                                                ------------    ------------    ------------

       Cash and cash equivalents, end of year                   $ 30,168,412    $  9,921,025    $  3,054,936
                                                                ============    ============    ============


          See accompanying notes to consolidated financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     a. ORGANIZATION AND NATURE OF OPERATIONS: Neoprobe Corporation ("the Company"), a Delaware corporation, is engaged in the development and commercialization of gamma guided surgery products for the diagnosis and treatment of cancers and other diseases. Prior to 1998, the Company had been considered to be a development stage enterprise. However, due to changes in the Company's business plan that occurred during 1998, the Company's strategic direction has changed to focus primarily on gamma guided surgery products such as the Company's line of hand-held gamma detection instruments. Management of the Company believes that the principal operations of the restructured Company commenced in 1998 as evidenced by a second year of substantial revenue from the sale of hand-held gamma detection instruments. Therefore, management believes the Company should no longer be considered a development stage enterprise.

         As a result of the changes in the Company's strategic direction, the Company recorded approximately $1.2 million in severance and other employee-related exit costs, excluding severance costs of $314,000 related to subsidiaries in liquidation. At December 31, 1998, the Company has accrued approximately $242,000 related to severance costs of terminated employees.

     b.  FINANCIAL STATEMENT PRESENTATION:

         (1) Principles of consolidation: The consolidated financial statements of the Company include the accounts of the Company and its majority-owned subsidiaries (see Note 9). All significant intercompany accounts and transactions have been eliminated in consolidation.

         (2) Adoption of liquidation basis of accounting: During 1998, the Company adopted the liquidation basis of accounting for its two international subsidiaries. Accordingly, assets of these subsidiaries are stated at net realizable value, and liabilities are stated at amounts expected to settle obligations due.

     c. FOREIGN CURRENCY TRANSLATION: In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation, assets and liabilities denominated in foreign currencies are translated at current exchange rates in effect at the balance sheet dates, and revenues and expenses are translated at the average monthly exchange rate. The differences resulting from such translations are included in other comprehensive income (loss).

     d. FAIR VALUE OF FINANCIAL INSTRUMENTS: The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

         (1) Cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities: The carrying amounts approximate fair value because of the short maturity of these instruments.

         (2) Available-for-sale securities: The fair values of debt securities and equity investments are based on quoted market prices at the balance sheet date.

         (3) Line of credit and notes payable to finance company: The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by banks or finance companies. At December 31, 1998, the carrying value of these instruments approximates fair value.

     e. CASH AND CASH EQUIVALENTS: Cash equivalents of $7,227,807 and $20,691 at December 31, 1997 and 1998, respectively, consist of corporate debt securities and mortgage-backed U.S. government securities with a term of less than three months. For purposes of the statements of cash flows, cash and cash equivalents consist of demand deposits, money market funds, highly liquid debt instruments and certificates of deposit with original maturities of three months or less. At December 31, 1997 and 1998, the use of $377,652 and $993,000, respectively, of cash and cash equivalents was restricted under the terms of the Company's debt agreement financing the construction of Neoprobe (Israel) Ltd. At December 31, 1998, $1 million was pledged as security related to the Company's line of credit.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



     f.  INVESTMENTS:


         (1) Investments in affiliated companies with no readily determinable fair value of up to 20% are carried on the cost basis, and investments greater than 20%, where management has determined the Company does not exercise control, are carried on the equity basis.

         (2) Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

              A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

              Information related to amortized cost and fair value of available-for-sale securities, utilizing the specific identification method, at December 31, 1997 and 1998, is provided below:

                                                                   AMORTIZED           UNREALIZED
                                  1997                                COST            GAINS(LOSSES)         FAIR VALUE
             -----------------------------------------------    -----------------    ----------------    ---------------

             Mortgage-backed U.S. government securities           $   993,214           $(6,508)            $   986,706
             Corporate debt securities                             13,688,572            (2,782)             13,685,790
                                                                  -----------           -------             -----------
                                                                  $14,681,786           $(9,290)            $14,672,496
                                                                  ===========           =======             ===========
                                  1998
             -----------------------------------------------

             Mortgage-backed U.S. government securities           $   448,344           $   219             $   448,563
                                                                  -----------           -------             -----------
                                                                  $   448,344           $   219             $   448,563
                                                                  ===========           =======             ===========

              The fair value of available-for-sale debt securities at December 31, 1997 and 1998, by contractual maturity, are shown below. Available-for-sale securities are classified as current based on the Company's intent to use them to fund short-term working capital needs.


                                                                    AMORTIZED
                                     1997                              COST               FAIR VALUE
                    ----------------------------------------    -------------------    ------------------

                    Due one year or less                            $11,278,897            $11,282,535
                    Due after one year through five years             3,402,889              3,389,961
                                                                    -----------            -----------
                                                                    $14,681,786            $14,672,496
                                                                    ===========            ===========

                                     1998
                    ----------------------------------------

                    Due one year or less                            $    18,870            $   18,816
                    Due after one year through five years               429,474               429,747
                                                                    -----------            -----------
                                                                    $   448,344            $  448,563
                                                                    ===========            ===========

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     g. INVENTORY: The components of inventory at December 31, 1997 and 1998, are as follows:

                                                             1997              1998
                                                         --------------    --------------

                    Materials and component parts            $36,890          $277,505
                    Work in process                          145,234                 -
                    Finished goods                           230,900         1,301,407
                                                            --------        ----------
                                                            $413,024        $1,578,912
                                                            ========        ==========

         All components of inventory are valued at the lower of cost (first-in, first-out) or market.

     h. PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets ranging from 3 to 20 years, and includes amortization related to equipment under capital leases. Maintenance and repairs are charged to expense as incurred, while renewals and improvements are capitalized. Equipment includes $518,507 and $393,869 of equipment under capital leases and accumulated amortization of $119,432 and $153,165 at December 31, 1997 and 1998, respectively.

     i. INTANGIBLE ASSETS: Intangible assets consist primarily of the cost of patents and acquired technology licenses. Patent costs are amortized using the straight-line method over the remaining lives of the patents of up to 17 to 20 years. Patent application costs are deferred pending the outcome of patent applications. Costs associated with unsuccessful patent applications and abandoned intellectual property are expensed when determined to have no recoverable value. The Company evaluates the potential alternative uses of intangible assets, as well as the recoverability of the carrying values of intangible assets on a recurring basis.

         The components of intangible assets at December 31, 1997 and 1998 are as follows:


                                                                     1997             1998
                                                                   ---------        ---------

                         Patents                                  $  813,826        $ 871,944
                         Acquired technology licenses              1,000,000                -
                                                                   ---------        ---------
                                                                   1,813,826          871,944
                         Accumulated amortization                   (97,992)         (98,081)
                                                                  ----------
                                                                                    =========
                                                                  $1,715,834        $ 773,863
                                                                  ==========        =========

         During 1998, the Company recorded $148,000 in general and administrative expense related to patents which will no longer be supported based on changes in the Company's business plan. The Company also recorded a $1 million impairment charge in 1998 related to technology licensed from The Dow Chemical Company (see Note 11).

     j. REVENUE RECOGNITION AND PRODUCT WARRANTY: The Company derives revenues primarily from sales of its hand-held gamma detection instruments. However, revenues in prior years also included revenues from sales of blood group serology products. The Company recognizes sales revenue when the product is shipped. The Company warrants its products against defects in design, materials, and workmanship for a period of one year. The Company's provision for warranty expenses is adjusted periodically to reflect actual experience.

     k. RESEARCH AND DEVELOPMENT COSTS: All costs related to research and development are expensed as incurred.

     l. INCOME TAXES: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


         settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     m. STOCK OPTION PLANS: The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

     n. USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
         Actual results could differ from those estimates.

     o.  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED
         OF: The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell.

     p. COMPREHENSIVE INCOME (LOSS): On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This Statement establishes standards for reporting and display of comprehensive income in a full set of general purpose financial statements. Comprehensive income consists of net income (loss), net unrealized gains (losses) on securities and foreign currency translation adjustments, and is presented in the consolidated statements of stockholders' equity and accumulated other comprehensive income (loss). The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Due to the Company's net operating loss position, there are no income tax effects on comprehensive income components for any of the years presented. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

         The accumulated balances for each classification of accumulated other comprehensive income (loss) are as follows:


                                 FOREIGN        UNREALIZED     ACCUMULATED
                                 CURRENCY         GAINS           OTHER
                               TRANSLATION     (LOSSES) ON    COMPREHENSIVE
                                ADJUSTMENT      SECURITIES     INCOME (LOSS)
                                ---------       ---------       ---------

Balance, December 31, 1995      $ 166,907        $ 46,480       $ 213,387
     Change during 1996           (60,446)        (76,339)       (136,785)
                                ---------        --------       ---------
Balance, December 31, 1996        106,461         (29,859)         76,602
     Change during 1997          (237,887)         20,569        (217,318)
                                ---------        --------       ---------
Balance, December 31, 1997       (131,426)         (9,290)       (140,716)
     Change during 1998            56,346           9,509          65,855
                                ---------        --------       ---------
Balance, December 31, 1998      $ (75,080)       $    219       $ (74,861)
                                =========        ========       =========


     Q. NET LOSS PER COMMON SHARE: During 1997, the Company adopted SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and replaced the presentation of primary EPS with a presentation of basic EPS and diluted EPS. There are no differences in basic and diluted EPS for the Company related to any of the years presented. The net loss per common share

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


         for all periods presented excludes the number of common shares issuable on exercise of outstanding stock options and warrants into the Company's Common Stock since such inclusion would be antidilutive.

     r. SEGMENT REPORTING: On December 31, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. The Company has reclassified prior year information to conform to this revised segment reporting.

     s. RECLASSIFICATIONS: Certain prior years' amounts have been reclassified to conform with the 1998 presentation.

2.   ACCOUNTS RECEIVABLE:

     Accounts receivable at December 31, 1997 and 1998, net of allowance for doubtful accounts of $130,660 and $77,000, respectively, consist of the following:

                                                         1997              1998
                                                       --------         -----------

                                     Trade             $769,578         $1,611,247
                                     Other               23,798            458,386
                                                       --------         ----------
                                                       $793,376         $2,069,633
                                                       ========         ==========

     The activity in the allowance for doubtful accounts for the years ended December 31, 1997 and 1998 follows:

                                                                              1997            1998
                                                                            ---------      ----------

               Allowance for doubtful accounts at beginning of year          $      -       $ 130,660
               Provision for bad debts                                        130,660         134,249
               Writeoffs charged against the allowance                              -        (187,909)
               Recoveries of amounts previously charged off                         -               -
                                                                             --------       ---------
               Allowance for doubtful accounts at end of year                $130,660       $  77,000
                                                                             ========       =========


3.   INVESTMENT IN AFFILIATES:

     Included in investment in affiliate at December 31, 1998, is an investment in XTL Biopharmaceuticals Ltd. ("XTL"). The investment resulted from the conversion of a note receivable from XTL, which was held by the Company related to an Investment Research and Development Agreement (see Note 11). The note receivable was due to mature on February 13, 1998, and bore interest at 5% payable annually. On January 30, 1998, the Company exercised its option to convert the note receivable into 443,690 shares of Class A Common Stock of XTL. The Company has accounted for its investment in XTL on the cost method. There is currently no publicly quoted market value for shares of XTL; however, management believes, based on a recently completed private placement, that the market value of its investment in XTL approximates book value. The Company has approximately a 6% interest in XTL as of December 31, 1998, on an "as if converted" basis. The Company also has investment interests in two other entities which are carried at zero at December 31, 1998.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


4.   ACCRUED LIABILITIES:

     Accrued liabilities at December 31, 1997 and 1998 consist of the following:

                                                                 1997                  1998
                                                              ----------            ----------

              Royalties due under research and
                development agreement                         $  171,570            $  319,693
              Compensation                                       578,683               547,993
              Inventory purchases                                204,666                38,860
              Accrued loan security (Note 5(b))                        -               993,000
              Contracted services and other                    1,788,374               913,775
                                                              ----------            ----------
                                                              $2,743,293            $2,813,321
                                                              ==========            ==========

     Accrued compensation at December 31, 1998, includes $242,351 of separation payments due to former employees, including those of subsidiaries in liquidation.

5.   DEBT:

     a. LINE OF CREDIT: In September 1998, the Company renegotiated the terms of its $3 million revolving line of credit arrangement with a bank. The new line of credit expires on August 31, 1999. The maximum eligible borrowing limit under the new line was decreased to $1 million and is secured by $1 million in pledged cash and investments of the Company. Interest on the line of credit is based on the prime rate or LIBOR, as elected by the Company. At December 31, 1998, the interest rate was 7.3%, and $1 million was outstanding under the line of credit.

     b. LONG-TERM DEBT: As of December 31, 1998, the Company's 95%-owned subsidiary, Neoprobe (Israel) Ltd. ("Neoprobe Israel"), had outstanding debt to a bank of $4.9 million. The funds were drawn pursuant to an investment program approved by the State of Israel's Finance Committee to construct a radiolabeling facility near Dimona, Israel. Under the approved investment program, Neoprobe Israel was entitled to receive government grants and government guarantees of loans to finance the construction and operation of the facility up to a combined total amount of $9.9 million. Neoprobe Israel is entitled to receive grants based on a percentage of its investment and operating costs, and a government guarantee of 75% to 85% of the principal balance of bank loans taken to build and operate the facility. The loan portion of the investment program expired in September 1998; however, the Company received loan proceeds related to the majority of eligible capital costs incurred prior to the expiration of the loan program. During 1998, the Company successfully negotiated an extension of the grant portion of the program for an additional year. Through December 31, 1998, Neoprobe Israel has received $1.3 million in the form of grants under the approved investment program.

         Amounts received as loans bear interest at the LIBOR rate plus a specified percentage based on the exchange rate differential between the New Israeli Shekel and the U.S. dollar on the date of the loan draw, or between 8.2% and 8.45% at December 31, 1998. Amounts received under the agreement are secured by property obtained through the use of proceeds. The loans with the bank are guaranteed by the State of Israel's Investment Centre. The Company has also guaranteed a portion of the loan based on a percentage of the loan drawn. The Company's guarantee is fully secured by $993,000 in cash deposited in an account with the bank for which the bank has the right of set-off.

         In December 1998, Company initiated actions to liquidate Neoprobe Israel. As a result, the Company has adopted the liquidation basis of accounting with respect to Neoprobe Israel as of December 31, 1998 (see also Note 9). Under the liquidation basis of accounting, assets are stated at their net realizable value, and liabilities are stated at amounts expected to settle obligations due. If a buyer for the facility cannot be found on a timely basis, the Company believes Neoprobe Israel may be required to relinquish ownership of the radiolabeling facility in lieu of a cash settlement of the obligation to the bank. The Company's consolidated balance sheet, therefore, does not

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         reflect any debt outstanding to the bank at December 31, 1998. In addition, the Company believes it may be required to relinquish funds currently deposited as security for the loan and has, therefore, recorded an accrued liability at December 31, 1998, equal to the amount of cash deposited as security.

     6.  INCOME TAXES:

         As of December 31, 1998, the Company's net deferred tax assets in the U.S. were approximately $45.3 million, related principally to net operating loss carryforwards of approximately $95.5 million available to offset future taxable income, if any, through 2018 and tax credit carryforwards of approximately $3.3 million (principally research and development) available to reduce future income tax liability after utilization of tax loss carryforwards, if any, through 2018. Due to the uncertainty surrounding the realization of these favorable tax attributes in future tax returns, all of the net deferred tax assets have been fully offset by a valuation allowance.

         Under Sections 382 and 383 of the Internal Revenue Code (IRC) of 1986, as amended, the utilization of U.S. net operating loss and tax credit carryforwards may be limited under the change in stock ownership rules of the IRC. As a result of ownership changes as defined by Sections 382 and 383, which have occurred at various points in the Company's history, management believes utilization of the Company's net operating loss carryforwards and tax credit carryforwards may be limited.

         In general, it has been the intention of the Company to reinvest the earnings of non-U.S. subsidiaries in those operations. At December 31, 1998, the Company's international subsidiaries have net operating loss carryforwards of approximately $9.1 million available to offset future statutory income in those jurisdictions. However, as both subsidiaries are currently in loss positions, and as the Company is in the process of liquidating both foreign subsidiaries, no amounts have been estimated to be remitted; accordingly, no amounts have been provided for income tax consequences related to international subsidiaries. Due to the liquidation status of these subsidiaries, it is unlikely the Company will realize any benefit related to the net operating loss carryforwards within the foreign jurisdictions. However, the Company may be able to realize some benefit from these foreign losses under the U.S. IRC.

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

         During 1996, 1997, and 1998, cash generated from public offerings and private placements of Common Stock is as follows:

                                                                   1996               1997            1998
                                                                -----------         --------        ---------

        Public offerings, including exercise of warrants        $47,988,930         $361,585        $      -
        Private placements and exercise of options                2,128,271          355,181         196,343
                                                                -----------         --------        --------
                                                                $50,117,201         $716,766        $196,343
                                                                ===========         ========        ========

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


b. STOCK OPTIONS: At December 31, 1998, the Company has two stock-based compensation plans. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with SFAS Statement No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                             1996              1997                1998
                                                         ------------       ------------       ------------

         Net loss                         As reported    $(20,969,143)      $(23,246,528)      $(28,032,752)
                                          Pro forma      $(22,017,227)      $(25,273,241)      $(30,843,828)

         Net loss per common              As reported    $      (1.06)      $      (1.02)      $      (1.23)
           share (basic and diluted)
                                          Pro Forma      $      (1.12)      $      (1.11)      $      (1.35)


         Under the Amended and Restated Stock Option and Restricted Stock Purchase Plan (the "Amended Plan"), and under the 1996 Stock Incentive Plan (the "1996 Plan"), the Company may grant incentive stock options, nonqualified stock options, and restricted stock awards to full-time employees, and nonqualified stock options and restricted awards may be granted to consultants and agents of the Company. Total shares authorized under each plan are 2 million shares and 1.5 million shares, respectively. Under both plans, the exercise price of each option is greater than or equal to the closing market price of the Company's Common Stock on the day prior to the date of the grant.

         Options granted under the Amended Plan and the 1996 Plan generally vest on either a monthly basis over two to four years or on an annual basis over three years. Outstanding options under the plans, if not exercised, generally expire ten years from their date of grant or 90 days from the date of an optionee's separation from employment with the Company.

         The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for 1996, 1997, and 1998, respectively: average risk-free interest rates of 5.7%, 6.4% and 5.0%; expected average lives of three to four years for each of the years presented; no dividend rate for any year; and volatility of 181% for 1996, 72% for 1997, and 103% for 1998.

         A summary of the status of stock options under the Company's stock option plans as of December 31, 1996, 1997, and 1998, and changes during the years ended on those dates is presented below:


                                   1996                           1997                           1998
                          -------------------------     --------------------------    --------------------------
                                          WEIGHTED                       WEIGHTED                     WEIGHTED
                                          AVERAGE                        AVERAGE                       AVERAGE
                                          EXERCISE                       EXERCISE                     EXERCISE
                           OPTIONS         PRICE          OPTIONS         PRICE          OPTIONS        PRICE
                          ---------     -----------     -----------    -----------    -------------  -----------
Outstanding at
  beginning of year       1,723,543       $ 2.93         2,002,138       $ 5.60        2,194,103       $7.81
Granted                     457,700       $15.38           427,900       $13.50          869,791        3.88
Forfeited                   (47,030)      $ 6.92          (150,425)      $13.90       (1,527,862)       8.22
Exercised                  (132,075)      $ 4.19           (85,510)      $ 4.25          (76,587)       2.56
                          ---------                      ---------                    ----------


Outstanding at
  end of year             2,002,138       $ 5.60         2,194,103       $ 7.81        1,459,445       $5.31
                          =========                      =========                     =========
Options exercisable
   at end of year         1,265,893                      1,369,557                       912,546
                          =========                      =========                       =======

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         On September 28, 1998, the Company repriced 367,000 outstanding options held by non-officer employees of the Company. In exchange for surrendering outstanding options with exercise prices of $5.06 to $17.75, these employees were granted 183,440 new options with an exercise price of $1.50 per share, and the vesting term of the new options was extended by an average of one year from the original vesting term of the surrendered options. No expense was recorded as a result of this repricing. Included in outstanding options as of December 31, 1998, are 100,000 options exercisable at an exercise price of $2.50 per share which vest on the meeting of certain Company achievements.

         The following table summarizes information about the Company's stock options outstanding at December 31, 1998:


                                               OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                --------------------------------------------------    -------------------------------
                                                       WEIGHTED
                                     NUMBER             AVERAGE        WEIGHTED           NUMBER          WEIGHTED
                                 OUTSTANDING AT        REMAINING       AVERAGE         EXERCISABLE         AVERAGE
         RANGE OF EXERCISE        DECEMBER 31,        CONTRACTUAL      EXERCISE        AT DECEMBER        EXERCISE
              PRICES                  1998               LIFE            PRICE           31, 1998           PRICE
        --------------------    -----------------    --------------    -----------    ---------------     ---------
           $1.50 - $2.50             563,651             7 Years          $ 1.91         234,482           $ 2.05
           $3.00 - $5.63             298,600             6 Years          $ 4.30         150,000           $ 3.15
           $6.00 - $6.00             393,160             4 Years          $ 6.00         393,160           $ 6.00
          $13.38 - $17.44            204,034             8 Years          $14.85         134,904           $15.20
                                   ---------                                             -------

           $1.50 - $17.44          1,459,445             6 Years          $ 5.31         912,546           $  5.88
                                   =========                                             =======


     c. RESTRICTED STOCK: During 1998, the Company granted 145,000 shares of restricted Common Stock to officers of the Company under the Amended Plan. However, of the 1998 shares granted, 20,000 shares were forfeited subsequent to being granted but prior to issuance, and 80,000 shares were not issued by the Company's transfer agent until 1999.

         At December 31, 1998, the Company has 125,000 restricted shares issued and outstanding under the Amended Plan. However, 50,000 of the 125,000 outstanding restricted shares were forfeited effective December 31, 1998, and are pending cancellation by the transfer agent.

         All of the restricted shares granted vest on a change of control of the Company as defined in the specific grant agreements. As a result, the Company has not recorded any deferred compensation due to the inability to assess the probability of the vesting event. Of the shares issued and outstanding, 75,000 also vest under certain conditions of termination as defined in an officer's employment agreement with the Company (see Note 11 (e)).

     d. STOCK WARRANTS: At December 31, 1998, there are approximately 67,922 warrants outstanding to purchase Common Stock of the Company. The warrants are exercisable at prices ranging from $3.00 to $17.92 per share with a weighted average exercise price per share of $6.34. Approximately 45,000 of the warrants expired on February 28, 1999; the remaining warrants expire on various dates from June 1999 through December 2000.

     e. COMMON STOCK RESERVED: Shares of authorized Common Stock have been reserved for the exercise of all options and warrants outstanding.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


8.   SHAREHOLDER RIGHTS PLAN:

     During July 1995, the Company's Board of Directors adopted a Shareholder Rights Plan. Under the plan, one "Right" is to be distributed for each share of Common Stock held by shareholders on the close of business on August 28, 1995. The Rights are exercisable only if a person and its affiliate commences a tender offer or exchange offer for 15% or more of the Company's Common Stock, or if there is a public announcement that a person and its affiliate has acquired beneficial ownership of 15% or more of the Common Stock, and if the Company does not redeem the Rights during the specified redemption period. Initially, each Right, upon becoming exercisable, would entitle the holder to purchase from the Company one unit consisting of 1/100th of a share of Series A Junior Participating Preferred Stock at an exercise price of $35 (which is subject to adjustment). Once the Rights become exercisable, if any person, including its affiliate, acquires 15% or more of the Common Stock of the Company, each Right other than the Rights held by the acquiring person and its affiliate becomes a right to acquire Common Stock having a value equal to two times the exercise price of the Right. The Company is entitled to redeem the Rights for $0.01 per Right at any time prior to the expiration of the redemption period. The Shareholder Rights Plan and the Rights will expire on August 28, 2005. The Board of Directors may amend the Shareholder Rights Plan, from time to time, as considered necessary (see Note 17).

9.   SEGMENTS AND SUBSIDIARIES INFORMATION:

     Prior to the 1998 changes in the Company's business plan, the Company's business was operated based on product development initiatives started under the Company's prior business plan. These strategic initiatives originally included development and commercialization of: hand-held gamma detection instruments currently used primarily in the application of Intraoperative Lymphatic Mapping ("ILM"), diagnostic radiopharmaceutical products to be used in the Company's proprietary RIGS process, and Activated Cellular Therapy ("ACT"). The Company's business plan as of December 31, 1998 focuses primarily on the hand-held gamma detection instruments while efforts are carried out to find partners or licensing parties to fund RIGS and ACT research and development.

     The Company's United States operations included activities for 1998 and prior years that benefited all three strategic initiatives. The suspended RIGS initiative included the operations of the Company's two subsidiaries, Neoprobe Europe AB ("Neoprobe Europe") and Neoprobe Israel. Neoprobe Europe was acquired in 1993 primarily to perform a portion of the manufacturing process of the monoclonal antibody used in the first RIGS product to be used for colorectal cancer, RIGScan CR49. Neoprobe Israel was founded to radiolabel RIGScan CR49. Neoprobe Europe and Neoprobe Israel also both performed limited research and development activities related to the Company's RIGS process on behalf of the U.S. parent company. Under SFAS No. 131, neither subsidiary is considered a segment. Both Neoprobe Europe and Neoprobe Israel are in liquidation at December 31, 1998. The results of the operations of Neoprobe Europe and Neoprobe Israel for 1998, as well as the effects of adjustment of their related assets in conformity with the liquidation basis of accounting, is presented as losses relating to subsidiaries in liquidation in the consolidated statements of operations.

     Due to changes in the potential production process for RIGScan CR49, the Company determined during the second quarter of 1998, that Neoprobe Europe, the Company's biologics manufacturing and purification facility located in Lund, Sweden, was no longer critical to the manufacturing process, and that research and development activities being carried on at the facility could be performed more efficiently elsewhere. As a result, the Company took action in the second quarter to initiate the sale of Neoprobe Europe. As of June 30, 1998, activities regarding the potential sale were in the preliminary stages, and management was unable to estimate the effect on the Company's financial position. However, management did not believe the $2.5 million book value of the net assets of Neoprobe Europe to be impaired at that time. During October 1998, the Company reached an agreement to sell substantially all of the assets of Neoprobe Europe to a Swedish company. In exchange for the assets, the Swedish company agreed to pay the Company $125,000 and assume certain contractual obligations of Neoprobe Europe, such as the lease commitment. In connection with this agreement, the Company recorded a provision of approximately $2.0 million during the third quarter of 1998, principally to write down the remaining assets of Neoprobe Europe to their estimated realizable value. At December 31, 1998, the Company has adopted the liquidation basis of accounting for Neoprobe Europe. Accordingly, the consolidated balance sheet includes approximately $150,000 in current assets of Neoprobe

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     Europe at their net realizable value, and $70,000 in liabilities at the amounts expected to settle the obligations due. Included in losses related to subsidiaries in liquidation for 1998 is $1.7 million related to impairment of assets, $235,000 related to severance and exit costs, and $1.2 million of losses from operations incurred prior to the decision to liquidate.

     Neoprobe Israel was founded by the Company and Rotem Industries Ltd. ("Rotem") in 1994 to construct and operate a radiolabeling facility near Dimona, Israel. Rotem currently has a 5% equity interest in Neoprobe Israel and has the right to acquire an additional 4% under certain conditions related to the completion of the facility. Based on the status of the Company's marketing applications in the U.S. and Europe, and the Company's inability to attract a development partner for its RIGS products, the Company decided during the fourth quarter of 1998 to suspend construction and validation activities at Neoprobe Israel. Following suspension of RIGS development activities at Neoprobe Israel and unsuccessful attempts to sell the facility, the Company initiated actions during the fourth quarter of 1998 to liquidate Neoprobe Israel. The Company has, therefore, adopted the liquidation basis of accounting with respect to Neoprobe Israel as of December 31, 1998. The Company has written down the value of the fixed assets of the facility and the related debt to the net amount of zero as the assets may represent settlement of the debt (see Note 5 (b)). Accordingly, the consolidated balance sheet includes approximately $555,000 in current assets of Neoprobe Israel at their net realizable value, and $876,000 in liabilities at the amounts expected to settle the obligations due. Included in losses related to subsidiaries in liquidation for 1998 is $5.1 million related to the primarily non-cash adjustment of assets and liabilities to their net realizable value, $79,000 related to severance and other exit costs, and $1.0 million related to losses from operations incurred prior to the decision to liquidate.

The information in the following table is derived directly from the segments' internal financial reporting used for corporate management purposes. The expenses attributable to corporate activity, including amortization and interest, and other general and administrative costs are not allocated to the operating segments.

              ($ AMOUNTS IN THOUSANDS)
                        1996                            RIGS          ILM            ACT        UNALLOCATED     TOTAL
    ---------------------------------------------     --------      --------       -------      -----------   ---------
    Revenue
         United States customers                      $      -       $   725         $   -         $     -     $     725
         International customers                             -            55             -             391           446
    Research and development expenses                  (14,216)       (1,783)          (84)              -       (16,083)
    Marketing and selling expenses                           -        (1,532)            -               -        (1,532)
    General and administrative expenses                      -             -             -          (6,222)       (6,222)
    Other income                                             -             -             -           2,373         2,373
    Total assets, net of depreciation and
       amortization:
         United States                                     351         1,234             -          56,738        58,323
         Neoprobe Europe                                 2,072             -             -               -         2,072
         Neoprobe Israel                                 3,477             -             -               -         3,477
    Capital expenditures                                 3,616             -             -               -         3,616

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS




              ($ AMOUNTS IN THOUSANDS)
                        1997                            RIGS           ILM           ACT         UNALLOCATED      TOTAL
    ----------------------------------------------    --------       --------      -------      -----------    ---------

    Revenue
         United States customers                      $      -       $  4,677     $      -        $      -     $   4,677
         International customers                             -            386            -              65           451
    Research and development expenses                  (12,814)        (4,933)      (1,910)              -       (19,657)
    Marketing and selling expenses                           -         (4,307)           -               -        (4,307)
    General and administrative expenses                      -              -            -          (6,853)       (6,853)
    Other income                                             -              -            -           4,018         4,018
    Total assets, net of depreciation and
       amortization:
         United States                                     182          1,248           84          30,502        32,016
         Neoprobe Europe                                 1,631              -            -               -         1,631
         Neoprobe Israel                                 7,926              -            -               -         7,926
    Capital expenditures                                 4,504            102           84               -         4,690

                        1998
    ----------------------------------------------

    Revenue
         United States customers                      $      -       $  5,333     $      -        $      -     $   5,333
         International customers                             -            430            -              70           500
    Research and development expenses                   (7,113)        (3,380)      (1,467)         (1,000)      (12,960)
    Marketing and selling expenses                           -         (5,268)           -               -        (5,268)
    General and administrative expenses                      -              -            -          (5,284)       (5,284)
    Losses related to subsidiaries in liquidation       (9,385)             -            -               -        (9,385)
    Other income                                             -              -            -             436           436
    Total assets, net of depreciation and
       amortization:
         United States                                     187          4,839            -           6,083        11,109
         Neoprobe Europe                                   152              -            -               -           152
         Neoprobe Israel                                   555              -            -               -           555
    Capital expenditures                                 2,851            578            -               -         3,429


     Neoprobe Europe recorded intrasegment revenue for RIGS-related research performed on behalf of the U.S. parent company of $735,000, $2.7 million, and $1.2 million in 1996, 1997, and 1998, respectively.

     For the year ended December 31, 1996, approximately $328,000 (28%) of net sales were concentrated between two customers. These sales related to sales of blood serology products by Neoprobe Europe. The Company discontinued the sale of blood serology products during 1997. No individual customer constituted over 10% of net sales in either 1997 or 1998.


10.  RELATED-PARTY TRANSACTIONS:

     A partner of a law firm which provides various legal services to the Company, including patent and trademark filings and prosecuting patent and trademark applications, is a former director of the Company. The partner's officer and director affiliations ended in May 1997. Costs incurred related to services performed and patent maintenance fees paid by this firm approximated $201,000 and $302,000 for the years ended December 31, 1996 and 1997, respectively. The Company owed this law firm approximately $21,800 at December 31, 1997.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


11.  AGREEMENTS:

     a. SUPPLY AGREEMENTS: During 1997, the Company entered into a supply agreement with eV Products ("eV"), a division of II-VI Incorporated, for the supply of certain crystals and associated electronics to be used in the manufacture of the Company's proprietary line of hand-held gamma detection instruments. The original term of the agreement expires on December 31, 2002, but may be automatically extended for an additional three years. The agreement calls for the Company to purchase minimum quantities of crystals used by the Company. The Company expects to purchase a minimum of $500,000 in crystals from eV in 1999. eV is not the only potential supplier of such crystals; however, any prolonged interruption from this source could restrict the availability of the Company's probe products, which would affect operating results adversely.

     b. MARKETING AGREEMENTS: In September 1996, the Company executed a License and Distributorship Agreement ("Agreement") with the United States Surgical Corporation ("USSC"). Effective October 17, 1997, the Company and USSC agreed to terminate the Agreement, as amended. In connection with the termination, after receipt of payment, the Company agreed to pay USSC net commissions on orders received prior to the effective date of the termination and to continue to warranty and service devices sold under the terms of the Agreement. The parties have also agreed to discharge and release the other from all remaining claims and financial obligations relating to the Agreement, including license fees. The Company had also received $2 million from USSC on execution of the Agreement in 1996 and recognized this amount as income in the fourth quarter of 1997 concurrent with the termination of the Agreement.

         In April 1998, the Company executed a non-exclusive Sales and Marketing Agreement (the "Agreement") with Ethicon Endo-Surgery, Inc. ("EES"), a Johnson & Johnson company, to market and promote the Neoprobe(R) 1500 Portable Radioisotope Detector and its 14mm and 19mm reusable probes for gamma guided lymphatic mapping and minimally invasive surgery in the United States. During October 1998, the Agreement with EES was amended to cover marketing and promotion of the aforementioned products in Europe. During the initial one-year term of the Agreement, EES agreed to promote and sell the aforementioned products and train physicians in the use of the Company's devices. In exchange for promoting and selling the device products, the Company agreed to pay EES commissions based on qualifying net sales of the aforementioned products. At December 31, 1998, the Company owed EES $142,000 under the terms of the Agreement (see Note 17(b)).

     c. RESEARCH AND DEVELOPMENT: Under a research and development agreement between the Company, The Ohio State University, and the Department of Development of the State of Ohio, the Company must pay the State of Ohio periodic royalties calculated as a percentage of net sales of products utilizing the results of the sponsored research, a sharing of proceeds received from the sale of technology, and a portion of the royalties collected from any license the Company may grant. The Company has an option to terminate its royalty obligation following completion of the research period by making a termination payment to the State of Ohio.

     d. LICENSE AND TECHNOLOGY AGREEMENTS: In February 1996, the Company and XTL Biopharmaceuticals Ltd. ("XTL") executed a series of agreements, including an Investment Agreement and a Research and Development Agreement whereby XTL will perform specific research activities using XTL's proprietary technology for the development of future products for the Company. Under the terms of the agreement, the Company issued 125,000 shares of Common Stock to XTL in 1996 in exchange for a convertible note receivable, a warrant to purchase stock of XTL, and approximately $1 million of product development services. The Company converted the note receivable in 1998 (see Note 3). The warrants expired in February 1999. The Company recorded research and development expenses of $405,000 and $595,000 during 1997 and 1998, respectively, related to the usage of the product development services.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         In March 1996, the Company executed a Subscription and Option Agreement with Cira Technologies, Inc. ("Cira"), under which the Company received a 10% equity interest in Cira and an option to increase its interest in Cira by 15%. A former chairman of the Company is a director and shareholder of Cira. In April 1998, the Company and Cira entered into a restated Subscription and Option Agreement that terminated the March 1996 agreement. Under the new Subscription and Option Agreement, the Company agreed to purchase additional shares of Cira stock for $.001 per share. The purchase of the additional shares by Neoprobe brings its interest in Cira to 15% of the total, issued and outstanding, shares of Cira common stock.

         In March 1996, Neoprobe and Cira entered into a Technology Option Agreement under which the Company provided financial, clinical, and technical support to conduct a clinical study using Cira's HIV technology. In return, Neoprobe received an option to acquire an exclusive global license for Cira's technologies. The Company's total financial commitment for this clinical study was capped at $500,000, and the Company had the right to terminate the agreement upon review of interim results of the clinical study. In April 1998, the Company and Cira entered into a License and Option Agreement that replaced the 1996 agreement. Under the terms of the new License and Option Agreement, the Company received an exclusive, worldwide, royalty-bearing license to use Cira technology for the treatment of HIV-infected patients including HIV-infected patients co-infected with other viruses. In consideration for the license, the Company agreed to grant-back to Cira its option to use Cira technology to treat chronic viral conditions, and also to pay Cira up to $50,000 to fund research activities at Cira as incurred.

         In connection with the 1996 and 1998 Cira agreements, the Company has incurred expenses of approximately $125,000, $239,000, and $337,000 for the years ended December 31, 1996, 1997, and 1998, respectively, including a total of $431,000 related to the HIV pilot study. No royalties are due to Cira until the Company recovers out-of-pocket expenditures for research and development through net sales of licensed product, up to a maximum of $2 million. Subsequent to December 31, 1998, the Company and Cira have entered into negotiations to further revise the terms of the Agreement.

         In May 1996, the Company executed two license agreements with Dow, whereby the Company was granted an exclusive license to technology (including the right to sublicense) covered by patents held by Dow. In exchange, the Company issued Dow 124,805 shares of Common Stock valued at $2 million. The Company agreed to make payments to Dow following achievement of certain development and commercial milestones by the Company. In addition, if the Company sublicenses the technology, the Company must pay Dow a certain percentage of all payments received by the Company. A portion of the technology was used in the Company's RIGS research and development initiatives. Accordingly, the $500,000 allocated to this portion of the technology was recorded as research and development expense in 1996. During 1997, the Company determined that due to specific clinical development achievements of competing technology, $500,000 of the cost of this technology should be expensed as research and development costs. At December 31, 1997, approximately $1 million was included in intangible assets related to this technology assets with alternative future uses. During the fourth quarter of 1998, the Company determined, based on analysis of product failures for similar technologies and unsuccessful attempts to market the technology to other parties, that the remaining value of the technology was impaired. Accordingly, the Company recorded an impairment charge of $1 million which is included in research and development for the year ended December 31, 1998.

     e. EMPLOYMENT: The Company has an employment agreement through December 31, 1998, with one executive officer which provides for restricted stock purchase agreements. The agreement provides that the officer is entitled to receive up to an aggregate of 75,000 shares of the Company's Common Stock at par value subject to vesting provisions. Vesting of the shares does not commence unless there is a change in control of the Company, or under certain conditions of termination as defined in the agreement. Of the unvested portion of the restricted shares, 30,000 shares and 45,000 shares, will be forfeited no later than June 4, 2006 and May 20, 2008, respectively. The Company has not recognized any expense under the agreement due to the contingent nature of the vesting provision and the risk of forfeiture.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


12.  LEASES:

     The Company leases certain office and manufacturing equipment under capital leases which expire on various dates through 2002. In December 1996, the Company entered into a seventy-seven month operating lease agreement for office space, commencing April 1, 1997.

     The future minimum lease payments, net of sublease rental income, for the years ending December 31 are as follows:

                                                       CAPITAL      OPERATING
                                                       LEASES        LEASES
                                                      --------      --------

               1999                                   $106,787      $223,073
               2000                                     91,301       205,129
               2001                                     56,590       182,668
               2002                                     14,148       177,201
               2003                                         --       119,417
                                                      --------      --------
                                                       268,826      $907,488
                                                                    ========
               Less amount representing
                interest                                13,471
                                                      --------
               Present value of net minimum
                lease payments                        $255,355
               Less current portion                     99,539
                                                      --------
               Capital lease obligations,
                 excluding current portion            $155,816
                                                      ========

     The Company expects rental income from subleases of $59,620, $65,400, $67,712, $70,652, and $48,291 in 1999 through 2003, respectively, based on two subleases executed in December 1998 and February 1999, respectively. Total rental expense was approximately $515,000, $660,000, and $529,000 for the years ended December 31, 1996, 1997, and 1998, respectively.

13.  EMPLOYEE BENEFIT PLAN:

     The Company maintains an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions and the Company may, but is not obligated to, match a portion of the employee's contribution with the Company's Common Stock, up to a defined maximum. The Company recorded expenses of $19,500, $57,300, and $41,644 related to Common Stock to be contributed to the plan in 1996, 1997, and 1998, respectively.

14.  SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS:

     The Company paid interest, net of amounts capitalized, aggregating $35,917, $62,653, and $129,874 for the years ended December 31, 1996, 1997, and 1998, respectively.

     During 1996, the Company issued Common Stock valued at a total of $5.7 million in exchange for license rights, a convertible note receivable, warrants, and product development activities. During 1998, the note receivable was converted into common stock in XTL (see Note 3). The Company also incurred capital lease obligations of approximately $455,000 in 1997 to finance equipment.

15.  CONTINGENCIES:

     Pursuant to the Company's decision to liquidate Neoprobe Israel, management of the Company believes Neoprobe Israel may be subject to claims from the State of Israel, a bank, and various vendors (collectively, the "Creditors"). The Company believes its only contractual obligation related to Neoprobe Israel relates to the limited amount guarantee which is fully secured through restricted cash and investments (see Note 5 (b)).

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     However, it is possible that the Creditors would seek to pursue claims against the Company related to potential defaults on the part of Neoprobe Israel under a judicial doctrine generally referred to as "piercing the corporate veil." In the event the Creditors were successful in making a claim under this judicial doctrine, the Company may be required to pay liabilities of Neoprobe Israel of approximately $6 million. Payment of such an amount would deplete the Company's cash, and the Company might not be able to continue operations. Management believes, based on advice from counsel, that it is unlikely that parties would prevail if such claims were brought against the Company. As such, no provision for such a contingent loss has been recorded at December 31, 1998.


     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

16.  LIQUIDITY:

     During 1998, the Company made significant changes to its business plan as a result of unfavorable feedback from regulatory authorities regarding marketing applications for RIGScan CR49. The Company's previous business plan involved the expenditure of significant amounts of funds to finance research and development for the Company's RIGS and ACT initiatives. These expenditures severely depleted the Company's cash position. As of December 31, 1998, the Company had cash and cash equivalents and available-for-sale securities of $3.5 million. Of this amount, approximately $1.0 million is pledged as security associated with the Company's revolving line of credit and $1.0 million is restricted related to the debt outstanding under the financing program for the construction of Neoprobe Israel. At December 31, 1998, the Company had access to approximately $1.5 million in unrestricted funds to finance its operating activities for 1999.

     The Company expects its revised business plan, which focuses on gamma guided surgery products such as the Company's line of hand-held gamma detection instruments, will result in increases in sales during 1999 that will improve the Company's cash position. The revised plan also significantly reduces operating expenses compared to the previous plan which was heavily focused on drug research and development activities. In the first quarter of 1999, the Company further improved its liquidity position by issuing convertible preferred stock in a private placement (see
     Note 17). The Company is also attempting to sell approximately $1.5 million in non-strategic assets. If the Company does not achieve its business plan as intended, it may need to further modify its business plan and consummate other financing alternatives which have been presented to the Company. Such financing alternatives may require further sales of equity securities that could be dilutive to current holders of common stock, debt financing which may be unfavorable terms, or asset dispositions that could force the Company to further change its business plan. However, management believes the Company's revised business plan will ultimately result in an improved liquidity position during 1999.

17.  SUBSEQUENT EVENTS:

     a. PRIVATE PLACEMENT: On February 16, 1999, the Company completed a private placement involving the issuance of 30,000 shares of 5% Series B Convertible Preferred Stock (the "Series B") for $3 million. The Series B has a $100 per share stated value and is senior to Common Stock as well as the Company's Series A Junior Participating Preferred Stock. Holders of the Series B have the right to convert the stated value of their shares into Common Stock at an initial conversion price of $1.03 (potentially 2.9 million shares). Purchasers of the Series B also received 2.9 million warrants to purchase Common Stock of the Company at an exercise price of $1.03 per share. The conversion price of the Series B, as well as the exercise price of the related warrants, are subject to adjustment based on trading prices for the Company's Common Stock prior to conversion, as well as on the anniversary date of the placement subject to a conversion price floor. This transaction is subject to the approval of the stockholders at the Company's next Annual Meeting. In the event the stockholders of the Company do not approve the transaction as proposed, the purchasers would be entitled to convert unredeemed Series B into a maximum of 4.9% of the outstanding Common Stock of the Company.

         The Company has the right to place an additional 30,000 shares of Series B with the Purchasers for $3 million on the achievement of certain sales milestones. The conversion price for the Series B for the subsequent placement, as well as the exercise price for the related warrants, will be based on the market prices of the Company's Common Stock prior to the subsequent closing.

         Under certain conditions, the Company may be obligated to redeem outstanding shares of Series B for $120 per share. Conditions under which redemption may be required include failure to obtain stockholder approval of the transaction, failure to meet timing and filing deadlines for a registration statement for Common Stock into which the Series B may be converted, material breach of the purchase agreement, delisting from the NASDAQ Stock Market, a material qualification of the audit opinion on the consolidated financial statements, or if the Company is liquidated, merged, or sells significantly all of its assets.

         Pursuant to the private placement, the Company signed a financial advisory agreement with the placement agent providing the agent with the right to purchase 1,500 shares of Series B and warrants to purchase 145,631 shares of Common Stock of the Company. In addition, the Company agreed to pay the agent a monthly financial advisory fee and success fees based on certain investment transactions consummated during the 24-month term of the agreement.

     b. MARKETING AGREEMENTS: On January 29, 1999, the Company provided EES with notice of the Company's intent to terminate the Agreement effective March 1, 1999.

         Effective February 1, 1999, the Company executed a Sales and Marketing Agreement with KOL Bio-Medical Instruments, Inc. ("KOL") to market the Company's current and future gamma guided surgery products in the U.S. In exchange for marketing and selling the products and providing customer training, KOL will receive commissions on net sales of applicable products and milestone payments on the achievement of certain levels of product sales. The term of the agreement is indefinite with provisions for

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         both parties to terminate with a minimum of six months notice under certain conditions such as non-performance or without cause. However, if terminated by the Company without cause or because of a change of control of the Company, KOL is entitled to receive a termination fee of 15% based on monthly net sales for a maximum of twenty-four months, and the Company is required to buy back, at a discount, demonstration units purchased by KOL during the nine-month period preceding termination.

===============================================================================








                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                             -----------------------



                              NEOPROBE CORPORATION


                             -----------------------



                             FORM 10-K ANNUAL REPORT


                           FOR THE FISCAL YEAR ENDED:

                                DECEMBER 31, 1998



                             -----------------------


                                    EXHIBITS

                             -----------------------





===============================================================================

                                            EXHIBIT INDEX

      EXHIBIT                                                                          Number of Pages              Page in Manually
       NUMBER                            Description                                 in Original Document+           Signed Original


        3.1.           Complete Restated Certificate of Incorporation of
                       Neoprobe Corporation, as corrected and as amended                      25                            71
                                                                                             ---

        3.2.           Amended and Restated By-Laws, as amended                               15                             *
                                                                                             ---

        4.1.           See Articles FOUR, FIVE, SIX and SEVEN of the
                       Restated Certificate of Incorporation of Registrant                    25                            71
                                                                                             ---

        4.2.           See Articles II and VI and Section 2 of Article III and
                       Section 4 of Article VII of the Amended and Restated
                       By-Laws of the Registrant                                              13                             *
                                                                                             ---

        4.3.           Rights Agreement dated as of July 18, 1995 between
                       the Registrant and Continental Stock Transfer & Trust
                       Company.                                                               47                             *
                                                                                             ---

        4.4.           Amendment Number 1 to the Rights Agreement
                       between the Registrant and Continental Stock Transfer
                       & Trust Company dated February 16, 1999.                               3                             96
                                                                                             ---

  10.1.1.-10.1.24.     Reserved

      10.1.25.         Rights Agreement between the Registrant and
                       Continental Stock Transfer & Trust Company dated as
                       of July 18, 1995.                                                      47                             *
                                                                                             ---

  10.1.26.-10.1.30.    Reserved                                                               18                             *
                                                                                             ---

      10.1.31.         Amendment Number 1 to the Rights Agreement
                       between the Registrant and Continental Stock Transfer
                       & Trust Company dated February 16, 1999.                               3                             96
                                                                                             ---

      10.1.32.         Preferred Stock and Warrant Purchase Agreement
                       dated February 16, 1999 among the Registrant, The
                       Aries Master Fund, a Cayman Island exempted
                       company, and The Aries Domestic Fund, L.P.                             44                            99
                                                                                             ---

      10.1.33.         Warrant dated February 16, 1999 for the purchase of
                       shares to purchase Common Stock issued to The Aries
                       Master Fund, a Cayman Island exempted company.
                       This exhibit is one of two substantially identical
                       instruments and is accompanied by a schedule
                       identifying the other instrument omitted and setting
                       forth the material details in which such instrument
                       differs from the one filed herewith.                                   11                           130
                                                                                             ---


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

      EXHIBIT                                                                       Number of Pages                 Page in Manually
       NUMBER                            Description                              in Original Document+              Signed Original


      10.1.34.         Option Units dated February 16, 1999 for the purchase
                       of shares of 5% Series B Convertible Preferred Stock
                       of the Registrant and warrants to purchase shares of
                       Common Stock issued to Paramount Capital, Inc.                         15                               140
                                                                                             ---

      10.1.35.         Financial Advisory Agreement dated February 16,
                       1999 between the Registrant and Paramount Capital,
                       Inc.                                                                    8                               153
                                                                                             ---

      10.1.36.         Letter agreement dated February 24, 1999 among the
                       Registrant, The Aries Master Fund, a Cayman Island
                       Exempted Company and The Aries Domestic Fund,
                       L.P.                                                                   2                                160
                                                                                             ---

      10.1.37.         Letter agreement dated March 12, 1999 among the
                       Registrant, The Aries Master Fund, a Cayman Island
                       Exempted Company and The Aries Domestic Fund,
                       L.P.                                                                   2                                162
                                                                                             ---

  10.2.1.-10.2.14.     Reserved

      10.2.15.         Option Agreements between the Registrant and David
                       C. Bupp                                                                17                                 *
                                                                                             ---

  10.2.16.-10.2.17.    Reserved


      10.2.18.         Non-Qualified Stock Option Agreement dated May 3,
                       1993 between the Registrant and David C. Bupp                          4                                  *
                                                                                             ---

  10.2.19.-10.2.20.    Reserved


      10.2.21.         Non-Qualified Stock Option Agreement dated May 3,
                       1993 between the Registrant and John L. Ridihalgh                      4                                  *
                                                                                             ---

      10.2.22.         Reserved

      10.2.23.         Non-Qualified Stock Option Agreement dated
                       February 28, 1992 and amended and restated June 3,
                       1993 between the Registrant and David C. Bupp                          4                                  *
                                                                                             ---

      10.2.24.         Non-Qualified Stock Option Agreement dated July 1,
                       1990 and amended and restated June 3, 1993 between
                       the Registrant and David C. Bupp                                       4                                  *
                                                                                             ---

      10.2.25.         Non-Qualified Stock Option Agreement dated June 1,
                       1992 and amended and restated June 3, 1993 between
                       the Registrant and John L. Ridihalgh                                   4                                  *
                                                                                             ---

      10.2.26.         Amended and Restated Stock Option and Restricted
                       Stock Purchase Plan dated March 3, 1994                                11                                 *
                                                                                             ---


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

      EXHIBIT                                                                       Number of Pages                 Page in Manually
       NUMBER                            Description                              in Original Document+              Signed Original


  10.2.27.-10.2.28.    Reserved.

      10.2.29.         Non-Qualified Stock Option Agreement dated February 16,
                       1995 between the Registrant and John L.
                       Ridihalgh                                                              3                                 *
                                                                                             ---

      10.2.30.         Non-Qualified Stock Option Agreement dated
                       February 16, 1995 between the Registrant and
                       David C. Bupp                                                          3                                 *
                                                                                             ---

      10.2.31.         Employment Agreement dated as of January 1, 1996
                       between the Registrant and John L. Ridihalgh                           7                                 *
                                                                                             ---

  10.2.32.-10.2.33     Reserved.

      10.2.34.         Restricted Stock Purchase Agreement dated June 5,
                       1996 between the Registrant and John L. Ridihalgh                      4                                 *
                                                                                             ---

      10.2.35.         Restricted Stock Purchase Agreement dated June 5,
                       1996 between the Registrant and David C. Bupp                          4                                 *
                                                                                             ---

      10.2.36.         Reserved.

      10.2.37.         1996 Stock Incentive Plan dated January 18, 1996 as
                       amended March 13, 1997
                                                                                              21                                *
                                                                                             ---

      10.2.38.         Non-Qualified Stock Option Agreement dated January
                       18, 1996 between the Registrant and John L. Ridihalgh                  3                                 *
                                                                                             ---

      10.2.39.         Non-Qualified Stock Option Agreement dated January
                       18, 1996 between the Registrant and David C. Bupp                      3                                 *
                                                                                             ---

      10.2.40.         Non-Qualified Stock Option Agreement dated
                       February 3, 1997 between the Registrant and John L.
                       Ridihalgh                                                              3                                 *
                                                                                             ---

      10.2.41.         Non-Qualified Stock Option Agreement dated
                       February 3, 1997 between the Registrant and David C.
                       Bupp                                                                   3                                 *
                                                                                             ---
      10.2.42.         Reserved.

      10.2.43.         Agreement, Release, and Waiver dated February 23,
                       1998 between the Registrant and Dr. William
                       Eisenhardt.                                                            7                                 *
                                                                                             ---
      10.2.44.         Employment Agreement dated as of January 1, 1998
                       between the Registrant and David C. Bupp.                              7                                 *
                                                                                             ---
      10.2.45.         Restricted Stock Purchase Agreement between David
                       C. Bupp and the Registrant dated May 20, 1998.                         3                                 *
                                                                                             ---

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

      EXHIBIT                                                                       Number of Pages                 Page in Manually
       NUMBER                            Description                              in Original Document+              Signed Original


      10.2.46.         Waiver by David Bupp dated February 16, 1999 of
                       certain provisions in the employment agreement
                       between the Registrant and David C. Bupp dated
                       January 1, 1998.                                                       1                                164
                                                                                             ---

      10.2.47.         Severance Agreement dated October 23, 1998 between
                       the Registrant and Matthew F. Bowman. This
                       agreement is one of three substantially identical
                       agreements and is accompanied by a schedule
                       identifying the other agreements omitted and setting
                       forth the material details in which such documents
                       differ from the one that is filed herewith.                             4                               165
                                                                                             ---

      10.2.48.         Restricted Stock Agreement dated October 23, 1998
                       between the Registrant and Matthew F. Bowman. This
                       agreement is one of three substantially identical
                       agreements and is accompanied by a schedule
                       identifying the other agreements omitted and setting
                       forth the material details in which such documents
                       differ from the one that is filed herewith.                            4                                170
                                                                                             ---

      10.2.49.         Separation Agreement dated October 21, 1998
                       between the Registrant and John L. Ridihalgh.                          9                                173
                                                                                             ---


       10.3.1.         Technology Transfer Agreement dated July 29, 1992
                       between the Registrant and The Dow Chemical
                       Corporation (subject to an order granting portions
                       thereof confidential treatment)                                        15                                *
                                                                                             ---

  10.3.2.-10.3.29.     Reserved.

      10.3.30.         Facility Agreement dated July 17, 1995 among
                       Registrant, Neoprobe (Israel) Ltd., and Rotem
                       Industries, Ltd. (subject to an order granting portions
                       thereof confidential treatment)                                        12                                *
                                                                                             ---

      10.3.31.         Cooperative Research and Development Agreement
                       between Registrant and National Cancer Institute                       67                                *
                                                                                             ---

      10.3.32.         First Amendment to Facility Agreement dated July 17,
                       1995 among Registrant, Neoprobe (Israel), Ltd. and
                       Rotem Industries, Ltd.                                                 1                                 *
                                                                                             ---

  10.3.33.-10.3.34.    Reserved.

      10.3.35.         Investors' Rights Agreement dated February 5, 1996
                       between Registrant and XTL Biopharmaceuticals, Ltd                     19                                *
                                                                                             ---

      10.3.36.         Reserved.


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

      EXHIBIT                                                                       Number of Pages                 Page in Manually
       NUMBER                            Description                              in Original Document+              Signed Original


      10.3.37.         Research and Development Agreement dated
                       February 13, 1996 between Registrant and XTL
                       Biopharmaceuticals, Ltd. (subject to an order granting
                       portions thereof confidential treatment)                               14                                *
                                                                                             ---

      10.3.38.         Sublicense Agreement dated February 13, 1996
                       between  Registrant and XTL Biopharmaceuticals, Ltd.
                       (subject to an order granting portions thereof
                       confidential treatment)                                                8                                 *
                                                                                             ---

  10.3.39.-10.3.44.    Reserved.

      10.3.45.         License dated May 1, 1996 between Registrant and
                       The Dow Chemical Company                                               9                                 *
                                                                                             ---

      10.3.46.         License Agreement dated May 1, 1996 between Registrant
                       and The Dow Chemical Company(subject to an order granting
                       portions thereof confidential
                       treatment)                                                             27                                *
                                                                                             ---

      10.3.47.         License and Option Agreement between Cira
                       Technologies, Inc. and Neoprobe Corporation dated
                       April 1, 1998.                                                         32                                *
                                                                                             ---

      10.3.48.         Restated Subscription and Option Agreement between
                       the Registrant, Cira Technologies, Inc., Richard G.
                       Olsen, John L. Ridihalgh, Richard McMorrow, James
                       R. Blakeslee, Mueller & Smith, Ltd., Pierre Triozzi
                       and Gregory Noll, dated April 17, 1998.                                12                                *
                                                                                             ---

      10.3.49.         Restated Stockholders Agreement with the Registrant,
                       Cira Technologies, Inc., Richard G. Olsen, John L.
                       Ridihalgh, Richard McMorrow, James R. Blakeslee,
                       Mueller & Smith, Ltd., Pierre L. Triozzi and Gregory
                       Noll, dated April 17, 1998.                                            5                                 *
                                                                                             ---

  10.4.1.-10.4.15.     Reserved

      10.4.16.         Project Management Agreement dated May 17, 1995
                       between Neoprobe (Israel) Ltd. and BARAN Project
                       Construction Ltd.                                                      6                                 *
                                                                                             ---

  10.4.17.-10.4.21.    Reserved.

      10.4.22.         Sales and Marketing Agreement dated April 21, 1998
                       between the Registrant and Ethicon Endo-Surgery,
                       Inc., an Ohio corporation (subject to an order granting
                       portions thereof confidential treatment)                               13                                *
                                                                                             ---

      10.4.23.         Loan Agreement between the Registrant and Bank
                       One, NA, dated April 16, 1998 (incorporated by
                       reference to Exhibit 10.4.23 to the 2nd Quarter 1998
                       Form 10-Q).                                                            13                                *
                                                                                             ---

-------------------
+ The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Stockholders upon the payment of a fee of fifty cents ($.50) a page.

* Incorporated by reference.

     EXHIBIT                                                                        Number of Pages                 Page in Manually
      NUMBER                            Description                              in Original Document+              Signed Original


      10.4.24.         Variable Rate Cognovit Promissory Note, dated April
                       16, 1998, issued by Registrant to Bank One, NA.                        10                                *
                                                                                             ---

      10.4.25.         Security Agreement between the Registrant and Bank
                       One, NA, dated April 16, 1998.                                         5                                 *
                                                                                             ---

      10.4.26.         Letter amendment dated October 14, 1998 to the Sales
                       and Marketing Agreement dated April 21, 1998
                       between the Registrant and Ethicon Endo-Surgery,
                       Inc., an Ohio corporation (subject to an order granting
                       portions thereof confidential treatment)                               2                                 *
                                                                                             ---


      10.4.27.         Promissory Note, dated September 25, 1998, issued by
                       Registrant to Bank One, NA.                                            2                                 *
                                                                                             ---

      10.4.28.         Addendum to Promissory Note dated September 25,
                       1998 issued by Registrant to Bank One, NA.                             6                                 *
                                                                                             ---

      10.4.29.         Covenant Agreement dated September 25, 1998
                       between the Registrant and Bank One, NA.                               3                                 *
                                                                                             ---

      10.4.30.         Assignment of Deposit Account dated September 25,
                       1998 between Registrant and Bank One, NA.                              4                                 *
                                                                                             ---

      10.4.31.         Asset Purchase Agreement dated October 14, 1998
                       between the Registrant, Neoprobe AB, a corporation
                       organized and existing under the laws of Sweden, and
                       Bioinvent Production AB, a corporation organized and
                       existing under the laws of Sweden.                                     8                                 *
                                                                                             ---

      10.4.32.         Supply Agreement between the Registrant and eV
                       Products dated December 8, 1997 (filed pursuant to
                       Rule 24b-2 under which the Registrant has requested
                       confidential treatment of certain portions of this
                       Exhibit).                                                              17                               182
                                                                                             ---

        11.1.          Computation of Net Loss Per Share                                      1                                200
                                                                                             ---

        21.1.          Subsidiaries of Registrant                                             1                                201
                                                                                             ---

        24.1.          Powers of Attorney                                                     9                                202
                                                                                             ---

        24.2.          Certified resolution of the Registrant's Board of
                       Directors authorizing officers and directors signing on
                       behalf of the Company to sign pursuant to a power of
                       attorney                                                               1                                210
                                                                                             ---


-------------------
+ The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Stockholders upon the payment of a fee of fifty cents ($.50) a page.

* Incorporated by reference.