Form 10-K/A
period 1998-12-31
NEOPROBE CORP
filed 1999-04-12
CIK 810509

                                                  The following items were the
                                                  subject of a Form 12b-25 and
                                                  are included herein:
                                                  Item 8 KPMG LLP's Independent
                                                  Auditor's Report; Item 8
                                                  Coopers & Lybrand LLP's Report
                                                  of Independent Accountants


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------
                                  FORM 10-K/A
                               Amendment Number 1

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

The number of shares of Common Stock outstanding on March 19, 1999 was 22,965,017.

The following documents have been incorporated by reference into this Form 10-K:

                    Document                                Part of Form 10-K
                    --------                                -----------------
    Registrant's Proxy Statement for its 1999                    Part III
         Annual Meeting of Stockholders

This Amendment Number 1 to Annual Report on Form 10-K ("Form 10-K") for the fiscal year ended December 31, 1998 is being filed by the Registrant in order to file KPMG LLP's Independent Auditor's Report ("KPMG Report") and Cooper & Lybrand LLP's Report of Independent Accountants ("Coopers & Lybrand Report"), to revise the Registrant's disclosure under Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and to revise the notes to the Registrant's consolidated financial statements. The KPMG Report and the Coopers & Lybrand Report were omitted from the Form 10-K pursuant to Rule 12b-25(e)(i) because KPMG LLP had not completed its audit.

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

Lymphatic mapping has become the standard of care for treating patients with melanoma at many institutions. The Company has supported this initiative through training support, technical expertise and device placement. For cutaneous malignant melanoma, lymphatic mapping has become the standard of care in major cancer centers and community hospitals in the U.S. and was recently declared the standard of care for melanoma treatment by the World Health Organization. For breast cancer, the technique is moving toward standard of care status in major cancer centers and is being confirmed in several high profile, national, and international clinical trials. Several large multi-center clinical trials began in 1998, including studies sponsored by the U.S. Department of Defense and the National Cancer Institute. In addition to lymphatic mapping, surgeons are using Neoprobe's device for other gamma guided surgery applications, such as locating enlarged parathyroid glands for intraoperative localization of osteoid osteomas, small painful bone lesions, and in surgical biopsy of suspected spread of cancer to the bone (osseous metastases). Surgeons have also found the technique useful in staging patients with vulvar, prostate, and penile cancers, and additional applications of the technology are being investigated.

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

The RIGS Technology

Since inception, Neoprobe has devoted significant efforts and resources to the development of its proprietary RIGS technology. The RIGS system combines a patented hand-held gamma radiation detection probe, proprietary radiolabeled cancer targeting agents, and a patented surgical method to provide surgeons with real-time information to locate tumor deposits not detectable by conventional methods, and to assist in more thorough removal of the cancer. The Company's targeting agents are monoclonal antibodies or peptides, labeled with a radioactive isotope that emits low energy gamma rays. Before surgery, a cancer patient is injected with one of the targeting agents which circulates throughout the patient's body and binds specifically to cancer cell antigens or receptors. Concentrations of the targeting agent are then located during surgery by Neoprobe's gamma-detecting instrument, which emits an audible tone to direct the surgeon to targeted tissue.

Since 1992, more than 700 patients have participated in several phases of clinical trials for surgical detection of primary and metastatic colorectal cancer using the Company's lead product, RIGScan(R) CR49. In 1996, Neoprobe submitted applications to the European Agency for the Evaluation of Medicinal Products ("EMEA") and the United States Food and Drug Administration ("FDA") for marketing approval of RIGScan CR49 for the detection of metastatic colorectal cancer. Following review of its applications, the Company received requests for further information from the FDA and from the European Committee for Proprietary Medicinal Products ("CPMP") on behalf of the EMEA. Both the FDA and EMEA acknowledged that the Company's studies met the diagnostic endpoint of the Phase III clinical study which was to provide incremental information to the surgeon regarding the location of hidden tumor. However, both agencies wanted to know how the finding of additional tumor provided clinical benefit that altered patient management or outcome. The Company developed a clinical response plan for both agencies during the first half of 1998. However, the formalized process in Europe required Neoprobe, in November 1997, to withdraw its European application from the EMEA.

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

"Going Concern" Auditor's Opinion

Neoprobe has suffered recurring losses from operations and may need substantial amounts of additional capital. Neoprobe's auditors, KPMG LLP, stated in their report on Neoprobe's 1998 financial statements that these factors raise substantial doubt, in their minds, about Neoprobe's ability to continue as a going concern. The Company has obtained a waiver from the holders of the Series B Preferred Stock of the redemption requirements associated with the issuance of this going concern opinion related to Neoprobe's 1998 financial statements. However, this opinion may make it much harder for Neoprobe to raise capital or to market its products. It may also depress the price of common stock. See "Low Stock Price." Furthermore, if Neoprobe's auditors materially qualify their opinion on Neoprobe's financial statements again, Neoprobe would be required to redeem the Selling Shareholders securities for $3.6 million dollars, which would deplete its cash. If this happened, Neoprobe might not be able to continue operations.

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

Low Stock Price

The Company's Common Stock traded for less than $5.00 per share during most of the second half of 1998, and all of the first half of 1999 through the date of this prospectus. Common Stock has traded as low as $0.44 during 1998. Common Stock is listed on the Nasdaq Stock Market ("Nasdaq"), whose rules require that all listed shares must have a minimum bid price of $1.00. If Common Stock trades on 120 business days without meeting the minimum bid price requirement for at least 10 consecutive trading days, Nasdaq may delist it. Common Stock traded for less than $1.00 per share during the fourth quarter of 1998, and most of January and February 1999. Nasdaq notified Neoprobe that the Common Stock would be delisted, unless the minimum bid price of common stock rose above $1 for an adequate period, which it has done. Delisting would adversely affect the ability of the Company to attract new investors. If the common stock is delisted, the Selling shareholders may require Neoprobe to redeem their securities for $3.6 million, which would deplete Neoprobe's cash. If this happened, Neoprobe might not be able to continue operations.

Furthermore, if common stock trades below $5.00 per share, it may be designated a "penny stock." The Securities Exchange Act of 1934 and SEC Rules impose special requirements on the trading of "penny stock." These requirements include that a broker give investment risk, penny stock price history and broker direct and indirect compensation disclosures to his customer, that the broker make a reasonable determination that the transactions in penny stock are suitable for the customer, and that the customer has sufficient knowledge and experience in financial matters to evaluate this risks of penny stock transactions before effecting any penny stock transactions for the customer. If common stock is designated to be a "penny stock," these requirements may diminish the market for, and the price of, common stock.

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

         10.1.38. Letter agreement dated April 1, 1999 among the Registrant, The Aries Master Fund, a Cayman Island Exempted Company, and The Aries Domestic Fund, L.P.

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

        (11)      STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS.

                  11.1. Computation of Net Loss Per Share.

        (21)      SUBSIDIARIES OF THE REGISTRANT.

                  21.1. Subsidiaries of the Registrant.

        (23)      CONSENT OF EXPERTS AND COUNSEL.

                  23.1 Consent of PricewaterhouseCoopers LLP

                  23.2 Consent of KPMG LLP

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

Dated: April 1, 1999
                                       NEOPROBE CORPORATION
                                       (the "Registrant")


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


         SIGNATURE                                          TITLE                                      DATE

/s/David C. Bupp                                    Director, President and Chief                   April 1, 1999
--------------------------------------              Executive Officer
            David C. Bupp                           (principal executive officer)


/s/Brent L. Larson*                                 Vice President, Finance and                     April 1, 1999
--------------------------------------              Chief Financial Officer
           Brent L. Larson                          (principal financial officer)


/s/Melvin D. Booth*                                 Director                                        April 1, 1999
--------------------------------------
           Melvin D. Booth

/s/John S. Christie*                                Director                                        April 1, 1999
--------------------------------------
          John S. Christie

/s/Julius R. Krevans*                               Chairman, Director                              April 1, 1999
--------------------------------------
          Julius R. Krevans

/s/Michael P. Moore*                                Director                                        April 1, 1999
--------------------------------------
          Michael P. Moore

/s/J. Frank Whitley, Jr.*                           Director                                        April 1, 1999
--------------------------------------
        J. Frank Whitley, Jr.

/s/James F. Zid*                                    Director                                        April 1, 1999
--------------------------------------
            James F. Zid


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

                            -------------------------







===============================================================================

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Stockholders of
Neoprobe Corporation

We have audited the accompanying consolidated balance sheet of Neoprobe Corporation and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Neoprobe Corporation and Subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996 and 1997 in conformity with generally accepted accounting principles.


                                              Coopers & Lybrand LLP


Columbus, Ohio
February 20, 1998

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Neoprobe Corporation:

We have audited the accompanying consolidated balance sheet of Neoprobe Corporation and subsidiaries as of December 31, 1998, and the related consolidated statement of operations, stockholders' equity and comprehensive income (loss), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neoprobe Corporation and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                        KPMG LLP

Columbus, Ohio
March 31, 1999

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

NEOPROBE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)



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

16.  LIQUIDITY:

     The Company has experienced significant operating losses in each year since inception, and had an accumulated deficit of approximately $115 million as of December 31, 1998. For the years ended December 31, 1996, 1997 and 1998, the Company's net losses were $21 million, $23.2 million and $28 million, respectively. The Company expects operating losses to continue into 1999 as the Company expends resources to continue development of the Company's products and support the growth of the Company's manufacturing, sales and marketing capabilities. However, there can be no assurance that the Company will ever achieve a profitable level of operations. During 1998, the Company made significant changes to its business plan as a result of unfavorable feedback from regulatory authorities regarding marketing applications for RIGScan CR49. The Company's previous business plan involved the expenditure of significant amounts of funds to finance research and development for the Company's RIGS and ACT initiatives. These expenditures severely depleted the Company's cash position. As of December 31, 1998, the Company had cash and cash equivalents and available-for-sale securities of $3.5 million. Of this amount, approximately $1.0 million is pledged as security associated with the Company's revolving line of credit and $1.0 million is restricted related to the debt outstanding under the financing program for the construction of Neoprobe Israel. At December 31, 1998, the Company had access to approximately $1.5 million in unrestricted funds to finance its operating activities for 1999.

     The Company expects its revised business plan, which focuses on gamma guided surgery products such as the Company's line of hand-held gamma detection instruments, will result in increases in sales during 1999 that will improve the Company's liquidity position. The revised plan also significantly reduces operating expenses compared to the previous plan which was heavily focused on drug research and development activities. The Company is actively pursuing other sources of improving its projected liquidity position for 1999. Potential sources of capital include, but are not limited to, sale of non-strategic assets and raising of funds through private security placements. However, there can be no assurances that the Company will be able to raise funds on a timely basis, in the amounts required, at terms acceptable to the Company, or at all. However, in the first quarter of 1999, the Company issued convertible preferred stock in a private placement raising gross proceeds of $3 million (see Note 17). The Company is also attempting to sell approximately $1.5 million in non-strategic assets. If the Company does not achieve its business plan as currently intended, it may need to further modify its business plan and consummate other financing alternatives which have been presented to the Company. Such financing alternatives may require further sales of equity securities that could be dilutive to current holders of common stock, debt financing which may be on unfavorable terms, or asset dispositions that could force the Company to further change its business plan.

17.  SUBSEQUENT EVENTS:

     a. PRIVATE PLACEMENT: On February 16, 1999, the Company executed a Purchase Agreement (the "Agreement") to complete the private placement of 30,000 shares of 5% Series B Convertible Preferred Stock (the "Series B") for gross proceeds of $3 million ($2.8 million, net). The Series B have a $100 per share stated value and is convertible into Common Stock of the Company. In connection with the private placement, the Company also issued 2.9 million warrants to purchase Common Stock of the Company at an initial exercise price of $1.03 per share.

         The Company is required to pay a cumulative 5% annual dividend on the Series B. Dividends accrue daily and are payable on each six-month and one year anniversary of the initial closing. Neoprobe has the option of paying these dividends in cash or in shares of Common Stock. On any day the Common Stock trades below $0.55 per share, the annual dividend rate will be 10%.

         Generally, each share of the Series B may be converted, at the option of the owner, into the number of shares of Common Stock calculated by dividing the sum of $100 and any unpaid dividends on the share of Series B by the conversion price. The initial conversion price of the Series B sold is $1.03 per share of Common Stock. If, on February 16, 2000, the market value of Common Stock is less than $1.03, the conversion price will be reset to the market value of a share on February 16, 2000, but not less than $0.515. If the market value of Common Stock is less than $1.03, the conversion price will be the average of the three lowest closing bid prices for a share of Common Stock during the previous 10 trading days. The Company may refuse to convert a share of Series B that the Company sold if its conversion price is less than $0.55. However, if the conversion price of a share is less than $0.55 for more than 60 trading days in any 12-month period, then the Company must either convert a share at the share's conversion price or pay the owner cash based on the highest closing price for Common Stock during the period from the date of the owner's conversion request until the payment. The conversion price may also be adjusted to prevent dilution of the economic interests of the owners of Series B in the event certain other equity transactions are consummated by the Company. The exercise price of the warrants is also subject to adjustment based on terms defined in the Agreement, subject to a floor price of $0.62 per share.

         Holders of the Series B have certain liquidation preferences over other shareholders under certain provisions as defined in the Agreement and have the right to cast the same number of votes as if the owner had converted on the record date.

         Under the terms of the Agreement, the Company is not required to issue shares of Common Stock representing more than 20% of the total number of outstanding shares of Common Stock without shareholder approval or if such issuance would violate the rules of the National Association of Securities Dealers. If further issuances of shares of Common Stock upon conversion of the Series B would violate those rules, then Neoprobe will redeem the shares for cash instead of converting the shares to Common Stock.

         Under certain conditions, the Company may be obligated to redeem outstanding shares of Series B for $120 per share. Conditions under which redemption may be required include: failure to obtain stockholder approval of the transaction, failure to meet filing deadlines for a registration statement for Common Stock into which the Series B may be converted, failure to keep the aforementioned registration statement effective for three years, a material breach of the purchase agreement, delisting from the NASDAQ Stock Market, a material qualification of the audit opinion on the consolidated financial statements, or if the Company is liquidated, merged, or sells significantly all of its assets. The Company has obtained a waiver from the holders of the Series B of the redemption requirements associated with the issuance by the Company's auditors of a going concern opinion on the Company's consolidated financial statements for the year ended December 31, 1998.

         The Company also has the right to place an additional 30,000 shares of Series B and warrants to purchase a like amount of Common Stock for $3 million on the achievement of certain quarterly sales milestones, as defined in the agreement, stock price targets, and subject to stockholder approval. The conversion price for the Series B for the subsequent placement, as well as the exercise price for the related warrants, will be based on the market prices of the Company's Common Stock prior to the subsequent closing Series B and warrants for Common Stock sold in a subsequent closing would also be subject to price and dilution adjustments similar to the terms of the initial closing.

         Pursuant to the private placement, the Company signed a financial advisory agreement with the placement agent providing the agent with the right to purchase 1,500 shares of Series B convertible into Common Stock, initially at $1.03 per share, and warrants to purchase 145,631 shares of Common Stock of the Company initially exercisable at $1.03 per share. In addition, the Company agreed to pay the agent a monthly financial advisory fee and success fees based on certain investment transactions consummated during the 24-month term of the agreement.

         The Series B will be recorded at the amount of gross proceeds less the costs of the financing and the fair value of the warrants and classified as mezzanine financing above the stockholders' equity section on the balance sheet. The financing cost and warrants will be accreted against additional paid-in capital-common stock if an event of redemption is assessed as probable at the balance sheet date. The calculated conversion price at February 16, 1999, the first available conversion date, was $1.03 per share. In accordance with the FASB's Emerging Issue Task Force Topic D-60, the difference between this conversion price and the closing market price of $1.81 will be reflected as incremental yield to preferred stockholders in the Company's loss per share calculation for the quarter ended March 31, 1999.

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

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
                                                                                             ---

      10.1.36.         Letter agreement dated February 24, 1999 among the
                       Registrant, The Aries Master Fund, a Cayman Island
                       Exempted Company and The Aries Domestic Fund,
                       L.P.                                                                   2                                160
                                                                                             ---

      10.1.37.         Letter agreement dated March 12, 1999 among the
                       Registrant, The Aries Master Fund, a Cayman Island
                       Exempted Company and The Aries Domestic Fund, L.P.                     2                                162
                                                                                             ---


      10.1.38.         Letter agreement dated April 1, 1999 among the
                       Registrant, The Aries Master Fund, a Cayman Island
                       Exempted Company, and The Aries Domestic Fund, L.P.                    3                                164
                                                                                             ---

  10.2.1.-10.2.14.     Reserved

      10.2.15.         Option Agreements between the Registrant and David
                       C. Bupp                                                                17                                 *
                                                                                             ---

  10.2.16.-10.2.17.    Reserved


      10.2.18.         Non-Qualified Stock Option Agreement dated May 3,
                       1993 between the Registrant and David C. Bupp                          4                                  *
                                                                                             ---

  10.2.19.-10.2.20.    Reserved


      10.2.21.         Non-Qualified Stock Option Agreement dated May 3,
                       1993 between the Registrant and John L. Ridihalgh                      4                                  *
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

      EXHIBIT                                                                       Number of Pages                 Page in Manually
       NUMBER                            Description                              in Original Document+              Signed Original


      10.2.46.         Waiver by David Bupp dated February 16, 1999 of
                       certain provisions in the employment agreement
                       between the Registrant and David C. Bupp dated
                       January 1, 1998.                                                       1                                167
                                                                                             ---

      10.2.47.         Severance Agreement dated October 23, 1998 between
                       the Registrant and Matthew F. Bowman. This
                       agreement is one of three substantially identical
                       agreements and is accompanied by a schedule
                       identifying the other agreements omitted and setting
                       forth the material details in which such documents
                       differ from the one that is filed herewith.                             4                               168
                                                                                             ---

      10.2.48.         Restricted Stock Agreement dated October 23, 1998
                       between the Registrant and Matthew F. Bowman. This
                       agreement is one of three substantially identical
                       agreements and is accompanied by a schedule
                       identifying the other agreements omitted and setting
                       forth the material details in which such documents
                       differ from the one that is filed herewith.                            4                                173
                                                                                             ---

      10.2.49.         Separation Agreement dated October 21, 1998
                       between the Registrant and John L. Ridihalgh.                          9                                176
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
                                                                                             ---

      10.4.32.         Supply Agreement between the Registrant and eV
                       Products dated December 8, 1997 (filed pursuant to
                       Rule 24b-2 under which the Registrant has requested
                       confidential treatment of certain portions of this
                       Exhibit).                                                              17                               185
                                                                                             ---

        11.1.          Computation of Net Loss Per Share                                      1                                203
                                                                                             ---

        21.1.          Subsidiaries of Registrant                                             1                                204
                                                                                             ---

        23.1.          Consent of PricewaterhouseCoopers LLP                                  1                                205
                                                                                             ---

        23.2.          Consent of KPMG LLP                                                    1                                206
                                                                                             ---


        24.1.          Powers of Attorney                                                     9                                207
                                                                                             ---

        24.2.          Certified resolution of the Registrant's Board of
                       Directors authorizing officers and directors signing on
                       behalf of the Company to sign pursuant to a power of
                       attorney                                                               1                                215
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