Form 10-Q
period 1999-03-31
NEOPROBE CORP
filed 1999-05-17
CIK 810509

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1999


                                       OR


[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                                  EXCHANGE ACT
                FOR THE TRANSITION PERIOD FROM _______TO________


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


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 614.793.7500

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes  |X|                 No___


          22,966,017 SHARES OF COMMON STOCK, PAR VALUE $.001 PER SHARE
       (Number of shares of issuer's common equity outstanding as of the close of business on May 6, 1999)

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEOPROBE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS                                                      MARCH 31,           DECEMBER 31,
                                                               1999                 1998
                                                          ------------         ------------
Current assets:
    Cash and cash equivalents                             $  3,933,829         $  3,054,936
    Available-for-sale securities                                   --              448,563
    Accounts receivable                                      1,913,771            2,069,633
    Inventory                                                1,491,174            1,578,912
    Prepaid expenses                                           630,319              720,420
    Other current assets                                       149,623              147,008
                                                          ------------         ------------

         Total current assets                                8,118,716            8,019,472
                                                          ------------         ------------

Investment in affiliates                                     1,500,000            1,500,000

Property and equipment                                       3,069,477            3,073,931
    Less accumulated depreciation and amortization          (1,732,418)          (1,654,661)
                                                          ------------         ------------

                                                             1,337,059            1,419,270
                                                          ------------         ------------

 Intangible assets                                             782,028              773,863
 Other assets                                                  227,667              281,594
                                                          ------------         ------------

         Total assets                                     $ 11,965,470         $ 11,994,199
                                                          ============         ============




CONTINUED

NEOPROBE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, CONTINUED

LIABILITIES AND STOCKHOLDERS' EQUITY                                  MARCH 31,           DECEMBER 31,
                                                                        1999                  1998
                                                                   -------------         -------------
Current liabilities:
   Line of credit                                                  $   1,000,000         $   1,000,000
   Notes payable to finance company                                      162,583               242,163
   Capital lease obligations, current                                    100,275                99,539
   Accounts payable                                                    1,959,973             2,857,717
   Accrued liabilities                                                 2,281,604             2,813,321
                                                                   -------------         -------------

          Total current liabilities                                    5,504,435             7,012,740
                                                                   -------------         -------------

   Capital lease obligations                                             130,469               155,816
                                                                   -------------         -------------

          Total liabilities                                            5,634,904             7,168,556
                                                                   -------------         -------------

Commitments and contingencies

Redeemable convertible preferred stock:
   Series B; $.001 par value; 63,000 shares and 0 shares
     authorized at March 31, 1999 and December 31, 1998,
     respectively; 30,000 shares and 0 shares issued and
     outstanding at March 31, 1999 and December 31, 1998,
     respectively                                                      1,814,525                    --

Stockholders' equity:
   Preferred stock; $.001 par value; 5,000,000 shares
     authorized at March 31, 1999 and December 31,1998;
     none issued and outstanding (500,000 shares designated
     as Series A, $.001 par value, at March 31, 1999 and
     December 31, 1998; none outstanding)                                     --                    --
  Common stock; $.001 par value; 50,000,000 shares
     authorized; 22,967,910 shares issued and
     outstanding at March 31, 1999; 22,887,910
     shares issued and outstanding at December 31, 1998                   22,968                22,888
   Additional paid-in capital                                                              120,272,899
                                                                     121,268,947
   Accumulated deficit                                              (116,700,030)         (115,395,283)
   Accumulated other comprehensive loss                                  (75,844)              (74,861)
                                                                   -------------         -------------

          Total stockholders' equity                                   4,516,041             4,825,643
                                                                   -------------         -------------

              Total liabilities and stockholders' equity           $  11,965,470         $  11,994,199
                                                                   =============         =============



           See accompanying notes to consolidated financial statements

NEOPROBE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                1999                   1998
                                                            ------------         ------------
Net sales                                                   $  1,910,971         $    863,891
Cost of goods sold                                               619,653              224,473
                                                            ------------         ------------
   Gross profit                                                1,291,318              639,418
                                                            ------------         ------------

Operating expenses:
  Research and development                                       462,335            4,753,989
  Marketing and selling                                        1,122,802            1,095,977
  General and administrative                                   1,005,226            1,425,840
  Losses related to subsidiaries in liquidation                   86,825              651,469
                                                            ------------         ------------
     Total operating expenses                                  2,677,188            7,927,275
                                                            ------------         ------------

Loss from operations                                          (1,385,870)          (7,287,857)
                                                            ------------         ------------

Other income (expenses):
  Interest income                                                 26,659              254,091
  Interest expense                                               (16,526)             (10,623)
  Other                                                           70,990              (19,223)
                                                            ------------         ------------
     Total other income                                           81,123              224,245
                                                            ------------         ------------

Net loss                                                      (1,304,747)          (7,063,612)
                                                            ------------         ------------

Conversion discount on preferred stock                         1,795,775                   --

Preferred stock dividend requirements                             18,750                   --
                                                            ------------         ------------

Loss attributable to common stockholders                    $ (3,119,272)        $ (7,063,612)
                                                            ============         ============

Loss per common share (basic and diluted)                   $      (0.14)        $      (0.31)
                                                            ============         ============

Weighted average shares
   outstanding during the period (basic and diluted)          22,948,354           22,799,277
                                                            ============         ============


           See accompanying notes to consolidated financial statements

NEOPROBE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      1999                1998
                                                                  -----------         -----------
Net cash used in operating activities                             $(2,231,289)        $(7,838,003)

Cash flows from investing activities:
   Proceeds from sales of available-for-sale securities               443,729           2,046,796
   Maturities of available-for-sale securities                          4,467           3,100,000
   Purchase of property and equipment                                 (47,738)         (1,219,547)
   Proceeds from sales of property and equipment                       20,550                  --
   Patent costs                                                       (12,436)            (15,599)
                                                                  -----------         -----------

      Net cash provided by investing activities                       408,572           3,911,650
                                                                  -----------         -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                             80             114,343
   Proceeds from issuance of redeemable convertible
      preferred stock, net                                          2,810,573                  --
   Payments under notes payable                                       (79,580)            (66,519)
   Payments under capital leases                                      (24,610)            (40,640)
   Proceeds from long-term debt                                            --           2,345,594
                                                                  -----------         -----------

      Net cash provided by financing activities                     2,706,463           2,352,778
                                                                  -----------         -----------

Effect of exchange rate changes on cash                                (4,853)             (2,966)
                                                                  -----------         -----------

      Net increase (decrease) in cash and cash equivalents            878,893          (1,576,541)

Cash and cash equivalents at beginning of period                    3,054,936           9,921,025
                                                                  -----------         -----------

Cash and cash equivalents at end of period                        $ 3,933,829         $ 8,344,484
                                                                  ===========         ===========



         See accompanying notes to the consolidated financial statements

1.       BASIS OF PRESENTATION:

         The information presented for March 31, 1999 and 1998, and for the periods then ended is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) which the management of Neoprobe Corporation (the "Company") believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results for the interim period are not necessarily indicative of results to be expected for the year. The financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, which were included as part of the Company's Annual Report on Form 10-K, as amended. Certain 1998 amounts have been reclassified to conform with the 1999 presentation.


2. COMPREHENSIVE INCOME (LOSS): Due to the Company's net operating loss position, there are no income tax effects on comprehensive income components for any of the periods presented. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

         Other comprehensive income (loss) consists of the following:


                                                                   THREE MONTHS ENDED
                                                           MARCH 31, 1999      MARCH 31, 1998
                                                           --------------      --------------
              Net loss                                       $ 1,304,747         $ 7,063,612

              Foreign currency translation adjustment               (983)            (12,419)
              Unrealized gains on securities                         219               3,230
                                                             -----------         -----------
              Other comprehensive loss                       $ 1,303,983         $ 7,054,423
                                                             ===========         ===========



3.       INVENTORY:

         The components of inventory are as follows:

                                                    MARCH 31,        DECEMBER 31,
                                                      1999              1998
                                                   ----------       ------------
              Materials and component parts        $  332,007        $  277,505
              Finished goods                        1,159,167         1,301,407
                                                   ----------        ----------
                                                   $1,491,174        $1,578,912
                                                   ==========        ==========



4.       EQUITY:

         a. PRIVATE PLACEMENT: On February 16, 1999, the Company executed a Purchase Agreement (the "Agreement") to complete the private placement of 30,000 shares of 5% Series B Convertible preferred stock (the "Series B") for gross proceeds of $3 million ($2.8 million, net of transaction costs). The Series B have a $100 per share stated value and is convertible into common stock of the

              Company. In connection with the private placement, the Company also issued warrants to purchase 2.9 million shares of common stock of the Company at an initial exercise price of $1.03 per share.

              The Company is required to pay a cumulative 5% annual dividend on the Series B. Dividends accrue daily and are payable on each six-month and one-year anniversary of the initial closing. Neoprobe has the option of paying these dividends in cash or in shares of common stock. On any day the common stock trades below $0.55 per share, the annual dividend rate will be 10%. The dividends are recorded as incremental yield to the preferred stockholders in the Company's loss per common share calculation and are included in the carrying value of the Series B at March 31, 1999.

              Generally, each share of the Series B may be converted, at the option of the owner, into the number of shares of common stock calculated by dividing the sum of $100 and any unpaid dividends on the share of Series B by the conversion price. The initial conversion price of the Series B sold is $1.03 per share of common stock. If, on February 16, 2000, the market value of common stock is less than $1.03, the conversion price will be reset to the market value of a share of common stock on February 16, 2000, but not less than $0.515. If the market value of common stock is less than $1.03, the conversion price will be the average of the three lowest closing bid prices for a share of common stock during the previous 10 trading days. The Company may refuse to convert a share of Series B that the Company sold if its conversion price is less than $0.55. However, if the conversion price of a share is less than $0.55 for more than 60 trading days in any 12-month period, then the Company must either convert a share at the share's conversion price or pay the owner cash based on the highest closing price for common stock during the period from the date of the owner's conversion request until the payment. The conversion price may also be adjusted to prevent dilution of the economic interests of the owners of Series B in the event certain other equity transactions are consummated by the Company. The exercise price of the warrants is also subject to adjustment based on terms defined in the Agreement, subject to a floor price of $0.62 per share.

              Holders of the Series B have certain liquidation preferences over other stockholders under certain provisions as defined in the Agreement and have the right to cast the same number of votes as if the owner had converted on the record date.

              Under the terms of the Agreement, the Company is not required to issue shares of common stock representing more than 20% of the total number of outstanding shares of common stock without shareholder approval or if such issuance would violate the rules of the National Association of Securities Dealers. If further issuance of shares of common stock upon conversion of the Series B would violate those rules, then Neoprobe will redeem the shares for cash instead of converting shares to common stock.

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

              The Company also has the right to close on an additional common stock $3 million placement of convertible preferred stock in the fourth quarter of 1999, at the earliest, subject to the completion of several conditions, including stockholder approval of the transaction and meeting certain sales and, stock performance targets. The conversion price for the Series B for the subsequent placement, as well as the exercise price for the related warrants, will be based on the market prices of the Company's common stock prior to the subsequent closing. Series B and warrants for common stock sold in a subsequent closing would also be subject to price and dilution adjustments similar to the terms of the initial closing.

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

              The series B preferred stock and the related warrants issued were recorded at the amount of gross proceeds less the costs of the financing based upon their relative fair values. The preferred stock, due to its redemption provisions, is classified as mezzanine financing above the stockholders' equity section on the balance sheet. The calculated conversion price at February 16, 1999, the first available conversion date, was $1.03 per share. In accordance with the FASB's Emerging Issues Task Force Topic D-60, the difference between this conversion price and the closing market price of $1.81 on February 16, 1999, not to exceed the amount allocated to the preferred stock, was reflected as incremental yield to the preferred stockholders in the Company's loss per common share calculation for the quarter ended March 31, 1999. Additional amounts will be accreted to the preferred stock, up to redemption value, in the event that redemption is assessed as probable on the balance sheet date.

         b. STOCK OPTIONS: During the first quarter of 1999, the Board granted options to employees and certain directors of the Company under the 1996 Stock Incentive Plan (the "Plan") for 405,000 shares of common stock, exercisable at $1.25 per share, vesting over three to four years. As of March 31, 1999, the Company has
              1.7 million options outstanding under two stock option plans. Of the outstanding options, 865,000 options have vested as of March 31, 1999, at an average exercise price of $5.77 per share.

5.       SEGMENTS AND SUBSIDIARIES INFORMATION:

         Prior to the 1998 changes in the Company's business plan, the Company's business was operated based on product development initiatives started under the Company's prior business plan. These strategic initiatives originally included development and commercialization of: hand-held gamma detection instruments currently used primarily in the application of Intraoperative Lymphatic Mapping ("ILM"), diagnostic radiopharmaceutical products to be used in the Company's proprietary RIGS(R) (radioimmunoguided surgery) process, and Activated Cellular Therapy ("ACT"). The Company's current business plan focuses primarily on the hand-held gamma detection instruments while efforts are carried out to find partners or licensing parties to fund RIGS and ACT research and development.

         The Company's United States operations included activities for 1998 and prior years that benefited all three strategic initiatives. The suspended RIGS initiative included the operations of the Company's two subsidiaries, Neoprobe Europe AB ("Neoprobe Europe") and Neoprobe Israel. Neoprobe Europe was acquired in 1993 primarily to perform a portion of the manufacturing process of the monoclonal antibody used in the first RIGS product to be used for colorectal cancer, RIGScan CR49. Neoprobe Israel was founded to radiolabel RIGScan CR49. Neoprobe Europe and Neoprobe Israel also both performed limited research and development activities related to the Company's RIGS process on behalf of the U.S. parent company. Under SFAS No. 131, neither subsidiary is considered a segment. Both Neoprobe Europe and Neoprobe Israel have been accounted for under the liquidation method of accounting. The results of the operations of Neoprobe Europe and Neoprobe Israel for 1998, as well as the effects of adjustment of their related assets in conformity with the liquidation basis of accounting, have been reclassified from prior year presentations to be presented as losses relating to subsidiaries in liquidation in the consolidated statements of operations. Accordingly, the consolidated balance sheet at March 31, 1999, includes $555,000 in current assets of Neoprobe Israel at their net realizable value and $963,000 in liabilities at the amounts expected to settle the obligations due.

         The information in the following table is derived directly from the segments' internal financial reporting used for corporate management purposes. The expenses attributable to corporate activity, including amortization and interest, and other general and administrative costs are not allocated to the operating segments.

              ($ AMOUNTS IN THOUSANDS)                                             THREE MONTHS ENDED MARCH 31, 1999
                                                                      RIGS         ILM           ACT      UNALLOCATED        TOTAL
                                                                      ----         ---           ---      -----------        -----
              Revenue
                U.S. customers                                      $   --        $1,321        $  --        $   --         $1,321
                International customers                                 --           590           --            --            590
              Research and development expenses                         --           462           --            --            462
              Marketing and selling expenses                            --         1,123           --            --          1,123
              General and administrative expenses                       --            --           --         1,005          1,005
              Losses related to subsidiaries  in liquidation            86            --           --            --             86
              Other income                                              --            --           --            81             81

                                                                                  THREE MONTHS ENDED MARCH 31, 1998
                                                                     RIGS         ILM            ACT      UNALLOCATED        TOTAL
                                                                     ----         ---            ---      -----------        -----
              Revenue
                U.S. customers                                     $   --        $  705        $   --        $   --         $  705
                International customers                                --           159            --            --            159
              Research and development expenses                     2,591         1,777           386            --          4,754
              Marketing and selling expenses                           --         1,096            --            --          1,096
              General and administrative expenses                      --            --            --         1,426          1,426
              Losses related to subsidiaries in liquidation           651            --            --            --            651
              Other income                                             --            --            --           224            224


6.       AGREEMENTS:

         In April 1998, the Company executed a non-exclusive Sales and Marketing Agreement with Ethicon Endo-Surgery, Inc. ("EES"), a Johnson & Johnson company, to market and promote certain of the Company's line of hand-held gamma detection instruments. On January 29, 1999, the Company provided EES with notice of the Company's intent to terminate the Agreement effective March 1, 1999.

         Effective February 1, 1999, the Company executed a Sales and Marketing Agreement with KOL BioMedical Instruments, Inc. ("KOL") to market the Company's current and future gamma guided surgery products in the U.S. In exchange for marketing and selling the products and providing customer training, KOL will receive commissions on net sales of applicable products and milestone payments on the achievement of certain levels of product sales. The term of the agreement is indefinite with provisions for both parties to terminate with a minimum of six months notice under certain conditions such as non-performance or without cause. However, if terminated by the Company without cause or because of a change of control of the Company, KOL is entitled to receive a termination fee of 15% based on monthly net sales for a maximum of twenty-four months, and the Company is required to buy back, at a discount, demonstration units purchased by KOL during the nine-month period preceding termination.

7.       CONTINGENCIES:

         Pursuant to the Company's decision to liquidate Neoprobe Israel, management of the Company believes Neoprobe Israel may be subject to claims from the State of Israel, a bank, and various vendors (collectively, the "Creditors"). The Company believes its only contractual obligation related to Neoprobe Israel relates to the limited amount guarantee which is fully secured through restricted cash and investments. However, it is possible that the Creditors would seek to pursue claims against the Company related to potential defaults on the part of Neoprobe Israel under a judicial doctrine generally referred to as "piercing the corporate veil." In the event the Creditors were successful in making a claim under this judicial doctrine, the Company may be required to pay liabilities of Neoprobe Israel of approximately $6 million. Payment of such an amount would deplete the Company's cash, and the Company might not be able to continue operations. Management believes, based on advice from counsel, that it is unlikely that parties would prevail if such claims were brought against the Company. As such, no provision for such a contingent loss has been recorded at March 31, 1999.

8.       LIQUIDITY:

         The Company has experienced significant operating losses in each year since inception, and had an accumulated deficit of approximately $117 million as of March 31, 1999. The Company expects operating losses to continue during the remainder of 1999 as the Company expends resources to continue development of the Company's products and support the growth of the Company's manufacturing, sales, and marketing capabilities. There can be no assurance that the Company will ever achieve a profitable level of operations. During 1998, the Company made significant changes to its business plan as a result of unfavorable feedback from regulatory authorities regarding marketing applications for RIGScan CR49. The Company's previous business plan involved the expenditure of significant amounts of funds to finance research and development for the Company's RIGS and ACT initiatives. These expenditures severely depleted the Company's cash position. As of March 31, 1999, the Company had cash, cash equivalents, and available-for-sale securities of $3.9 million. Of this amount, approximately $1.0 million is pledged as security associated with the Company's revolving line of credit, and $1.0 million is restricted related to the debt outstanding under the financing program for the construction of Neoprobe Israel. At March 31, 1999, the Company had access to approximately $1.9 million in unrestricted funds to finance its operating activities for 1999.

         The Company expects its revised business plan, which focuses on gamma guided surgery products such as the Company's line of hand-held gamma detection instruments, will result in increases in sales during the remainder of 1999 that will improve the Company's liquidity position. The revised plan also significantly reduces operating expenses compared to the previous plan which was heavily focused on drug research and development activities. The Company is actively pursuing other sources of improving its projected liquidity position. Potential sources of capital include, but are not limited to, sale of non-strategic assets and raising of funds through private security placements. However, there can be no assurances that the Company will be able to raise funds on a timely basis, in the amounts required, at terms acceptable to the Company, or at all. However, in the first quarter of 1999, the Company issued convertible preferred stock in a private placement raising net proceeds of $2.8 million. If the Company does not achieve its business plan as currently intended, it may need to further modify its business plan and consummate other financing alternatives which have been presented to the Company. Such financing alternatives may require further sales of equity securities that could be dilutive to current holders of common stock, debt financing which may be on unfavorable terms, or asset dispositions that could force the Company to further change its business plan.

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


LIQUIDITY AND CAPITAL RESOURCES

Financing Activities. On February 16, 1999, the Company completed the private placement of $3.0 million of convertible preferred stock. The Company has the option to close on an additional $3.0 million placement of convertible preferred stock in the fourth quarter of 1999, at the earliest, subject to the completion of several conditions, including stockholder approval of the transaction and meeting certain sales and stock performance targets. However, there can be no assurances that the transaction will be approved by the stockholders or that the Company will be able to achieve the required targets and close the additional placement on a timely basis, at terms acceptable to the Company, or at all. If the stockholders do not approve the transactions, or if the Company were to become delisted from the Nasdaq National Market System as a result of failure to maintain a minimum stock price of $1.00 or failure to maintain a tangible net worth of $4 million, the Company will be required to redeem the preferred stock for $3.6 million. If this were to come to pass, it would have a material adverse effect on the Company's financial condition.

Investing Activities. The Company's investing activities during the first quarter of 1999 involved primarily the sale of certain available-for-sale securities to fund operations. The Company engaged in similar activities in 1998. However, in the first quarter of 1998, the Company made significant capital expenditures on construction at Neoprobe Israel. The Company's Neoprobe Israel was founded by the Company and Rotem Industries Ltd. ("Rotem") in 1994 to construct and operate a radiolabeling facility near Dimona, Israel. Rotem, the private arm of the Israeli atomic energy authority, currently has a 5% equity interest in Neoprobe Israel and has the right to acquire an additional 4% under certain conditions related to the completion of the facility. Based on the status of the Company's marketing applications in the U.S. and Europe, and the Company's inability to find a development partner for its RIGS products, the Company decided during 1998 to suspend construction and validation activities at Neoprobe Israel. Following suspension of RIGS development activities at Neoprobe Israel and unsuccessful attempts to market the facility, the Company initiated actions during the fourth quarter of 1998 to liquidate Neoprobe Israel. The Company, therefore, adopted the liquidation basis of accounting for Neoprobe Israel as of December 31, 1998. As the Company may relinquish ownership of the facility to the bank if a suitable buyer cannot be found on a timely basis, the Company has written down the value of the fixed assets of the facility and reduced the recorded balance of the related debt to zero on the basis that the bank would assume ownership of the facility under the collateralization terms of the debt agreement. Accordingly, the consolidated balance sheet at March 31, 1999 includes $555,000 in current assets of Neoprobe Israel at their net realizable value and $963,000 in liabilities at the amounts expected to settle the obligations due.

Operating Activities. Through March 31, 1999, the Company's activities have resulted in an accumulated deficit of $117 million. Substantially all of the Company's efforts and resources to-date have been devoted to research and clinical development of innovative systems for the intraoperative diagnosis and treatment of cancers. These efforts were principally related to the Company's proprietary RIGS system; however, efforts since 1997 also included activities related to development of ILM-related products. To-date, the Company has financed its operations primarily through the public and private sale of equity securities.

Operational Outlook. The Company's only approved products are instruments and related products used in gamma guided surgery. The Company does not currently have a RIGS drug or ACT product approved for commercial sale in any major market. Based on the Company's modified business plan that focuses Company resources on ILM, the Company does not anticipate commercial sales of sufficient volume to generate positive cash flow from operations until late fiscal year 1999, at the earliest. The Company has incurred, and will continue to incur, substantial expenditures for research and development activities related to enhancing and expanding its current gamma guided surgery product portfolio and to fund marketing development in bringing its products to the commercial market. The Company currently estimates it will require approximately $3.6 million to fund research and development and general and administrative activities for the remainder of 1999. The Company anticipates a significant portion of the cash necessary to fund such operating activities will be generated from sales of its gamma guided surgery products. However, there can be no assurance that any additional gamma guided surgery products will be successfully introduced, or achieve market acceptance.

As of March 31, 1999, the Company had cash and cash equivalents and available-for-sale securities of $3.9 million. Of this amount, approximately $1.0 million is pledged as security associated with the Company's revolving line of credit and $1.0 million is restricted related to the debt outstanding under the financing program for the construction of Neoprobe Israel. At March 31, 1999, the Company had access to approximately $1.9 million in unrestricted funds to finance its operating activities for the remainder of 1999. The Company currently anticipates that approximately $1.0 million in cash will be used to finance operating activities during the remainder of 1999. The Company's business plan contemplates a greater than 80% increase in sales during the last three quarters of 1999 compared to the same period of 1998, due to increased sales volumes of its gamma guided surgery products, at prices and margins similar to what has been achieved in 1998. However, there can be no assurance that current sales levels will be maintained or that increases in sales volumes and revenue will occur, or that the prices and margins achieved on instrument sales in previous periods will be maintained. The Company is also attempting to sell approximately $1.5 million in non-strategic assets. However, there can be no assurance that these assets will be sold during 1999, on terms acceptable to the Company, or at all. If the Company does not receive adequate funds from the aforementioned sources, it may need to further modify its business plan and seek other financing alternatives. Such financing may require further sales of equity securities that could be dilutive to current holders of common stock, debt financing which may be on unfavorable terms, or asset dispositions that could force the Company to further change its business plan. The Company also expects to continue to experience cost savings during the remainder 1999, as a result of modifications to its business plan during 1998 regarding RIGS and ACT.

At December 31, 1998, the Company had U.S. net operating tax loss carryforwards of approximately $95.5 million to offset future taxable income through 2018. Additionally, the Company has U.S. tax credit carryforwards of approximately $3.3 million available to reduce future income tax liability through 2018. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, use of prior tax loss and credit carryforwards is limited after an ownership change. As a result of ownership changes as defined by Sections 382 and 383, which have occurred at various points in the Company's history, management believes utilization of the Company's tax loss carryforwards and tax credit carryforwards may be limited. The Company's international subsidiaries also have net operating operating tax loss carryforwards in their respective foreign jurisdictions. However, as the Company is in the process of liquidating its interests in both foreign subsidiaries as of December 31, 1998, the Company does not anticipate that the foreign loss carryforwards will ever be utilized.

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

Y2K. As many computer systems and other equipment with embedded chips or processors (collectively, "Business Systems") use only two digits to represent the year, they may be unable to process accurately certain data before, during or after the year 2000. As a result, business and governmental entities are at risk for possible miscalculations or system failures causing disruptions in their business operations. This is commonly known as the Year 2000 ("Y2K") issue. The Y2K issue can arise at any point in the Company's supply, manufacturing, distribution, and financial chains. The Company is in the process of implementing an assessment and readiness plan with the objective of having all its significant internal Business Systems functioning properly with respect to the Y2K issue before January 1, 2000, and minimizing the possible disruptions to the Company's business which could result from the Y2K problem.

As part of its readiness plan, the Company is in the process of conducting a company-wide assessment of its Business Systems to identify elements that are not Y2K compliant. Based on assessment activity to date, the Company presently believes that the majority of its critical Business Systems have been purchased and installed in recent years and are already Y2K compliant. The Company's internal Business Systems do not have internally generated programmed software coding to correct, as substantially all of the software utilized by the Company has been recently purchased or licensed from external vendors. At the completion of the assessment phase, the Company intends to perform comprehensive testing of its Business Systems during 1999.

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

The Company has also assessed the potential Y2K related exposure it may have with respect to gamma detection instrumentation which it has delivered to customers. The Company does not believe products it has distributed, to date or that may be distributed in the future, face any significant Y2K problems which will affect their functionality or utility by the customer.

The Company does not yet have a comprehensive contingency plan with respect to the Y2K issue, but intends to establish such a plan during calendar 1999 as part of its ongoing Y2K compliance effort.

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

Research and development expenses during the first quarter of 1999 were $462,000, or 17% of operating expenses for the quarter. Marketing and selling expenses were $1.1 million, or 42% of operating expenses during the quarter, and general and administrative expenses were $1.0 million, or 37% of operating expenses for the quarter. Overall, operating expenses for the first quarter of 1999 decreased $5.3 million or 66% over the same quarter in 1998. The Company anticipates that total operating expenses for the remainder of 1999 will also decrease over 1998 levels. The Company expects research and development and general and administrative expenses to decrease from 1998 levels as a result of the modifications to the business plan adopted during 1998. Marketing expenses, as a percentage of sales, decreased to 59% of sales for the first quarter of 1999 from 127% of sales for the same period in 1998. The Company expects marketing and selling expenses for the remainder of 1999 to increase from 1998 levels although such expenses are expected to continue to decrease as a percentage of sales.

Three months ended March 31, 1999 and 1998

Revenue. Net sales increased $1.0 million or 121% to $1.9 million during the first quarter of 1999 from $864,000 during the same period in 1998. Sales during both periods were comprised almost entirely of sales of the Company's hand-held gamma detection instruments. Instrument sales increased as a result of the introduction during the fourth quarter of 1998 of the neo2000(TM) system and the continuing growth of the lymphatic mapping technique.

Research and Development Expenses. Research and development expenses decreased $4.3 million or 90% to $462,000 during the first quarter of 1999 from $4.8 million during the same period in 1998. Approximately $3.4 million of the decrease is primarily a result of changes to the Company's business plan implemented during 1998 which suspended substantially all research and development activities related to the Company's RIGS and ACT initiatives. An additional $900,000 of the decrease is due to expenses incurred during the first quarter of 1998 related to the neo2000 system and related devices which were commercially launched during the fourth quarter of 1998.

Marketing and Selling Expenses. Marketing and selling expenses increased $27,000 or 2% to $1.1 million during the first quarter of 1999 from $1.0 million during the same period in 1998. However, marketing expenses, as a percentage of sales, decreased to 59% of sales for the first quarter of 1999 from 127% of sales for the same period in 1998. These results reflect lower internal marketing expense levels during the first quarter of 1999 as compared to the same period in 1998 offset by increases in marketing partner commissions over the same periods.

General and Administrative Expenses. General and administrative expenses decreased $421,000 or 29% to $1.0 million during the first quarter of 1999 from $1.4 million during the same period in 1998. The decrease was primarily a result of reductions in headcount and other overhead costs such as space costs, taxes and insurance.

Other Income. Other income decreased $143,000 or 64% to $81,000 during the first quarter of 1999 from $224,000 during the same period in 1998. Other income during the first quarter of 1999 consisted primarily of gains from settlement of liabilities at less than their face value, while other income during the first quarter of 1998 consisted primarily of interest income. The Company's interest income declined due to overall average levels of investments during the first quarter of 1999 as compared to the same period of 1998.

Losses related to subsidiaries in liquidation. During the fourth quarter of 1998, The Company adopted the liquidation basis of accounting for its two international subsidiaries. As a result, all operating costs related to those subsidiaries incurred during the first quarter of 1998 were reclassified to losses related to subsidiaries in liquidation. The decrease in losses during the first quarter of 1999 as compared to the same period in 1998 is due to the completion of the majority of shutdown activities related to these subsidiaries during 1998.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not currently use derivative financial instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for its debt instruments or investment securities. As of March 31, 1999 and December 31, 1998, the Company had, excluding convertible preferred stock, outstanding debt securities of $1.2 million and $1.2 million respectively. These debt securities consisted primarily of a variable rate line of credit and fixed rate financing instruments, with average interest rates of 7% and 7% at March 31, 1999 and December 31, 1998, respectively. At March 31, 1999 and December 31, 1998, the fair market values of these debt instruments approximated their carrying values. A hypothetical 100-basis point change in interest rates would not have a material effect on cash flows, income or market values.

The Company has maintained investment portfolios of available-for-sale corporate and U.S. government debt securities purchased with proceeds from the Company's public and private placements of equity securities. At December 31, 1998, the Company held $449,000 of these available-for-sale securities; however, all such securities were sold during the quarter ended March 31, 1999.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On February 16, 1999, the Company entered into agreements under which the Company sold securities for $3 million in order to meet the Company's immediate need for operating capital. The Company's Board of Directors is asking stockholders to approve, at the annual meeting of stockholders on May 19, 1999, this sale and any future sales of securities under these agreements, all of which are described in more detail below. If stockholders do not give their approval, the Company must redeem these securities for $3.6 million, which would deplete the Company's cash. If this happened, the Company might not be able to continue operations.

THE TRANSACTIONS UNDER WHICH SECURITIES WERE SOLD

         General Description of the Sales. On February 16, 1999, the Company entered into a Preferred Stock and Warrant Purchase Agreement with The Aries Master Fund, a Cayman Island exempted Company, and The Aries Domestic Fund, L.P. (collectively "Aries") and a Financial Advisory Agreement with Paramount Capital, Inc., an affiliate of Aries. Under the Purchase Agreement, the Company sold preferred stock and warrants to Aries on February 16, 1999 for $3,000,000. This sale was the first of two possible sales by the Company to Aries and is referred to as the First Sale, and February 16, 1999 is referred to as the First Sale Date. If the conditions in the Purchase Agreement are satisfied, the Company has the option of requiring Aries to purchase more securities for an additional $3,000,000. This sale is referred to as the Second Sale and the date on which this sale may occur is referred to as the Second Sale Date.

         First Sale of Securities. On the First Closing Date, Aries paid the Company $3,000,000 and the Company issued to Aries 30,000 shares of Series B Preferred Stock and warrants to purchase an additional 2,912,621 shares of Common Stock.

         Also, on the First Closing Date, the Company entered into the Advisory Agreement with Paramount Capital. Under the Advisory Agreement, Paramount Capital will help the Company find future sources of capital, the Company agreed to pay Paramount Capital $150,000 and the Company issued 1.5 Option Units to Paramount Capital as payment for Paramount Capital's services.

         Second Sale of Securities. The Company has the right to require Aries to purchase another 30,000 shares of Series B Preferred Stock and warrants to purchase an additional 2,912,621 shares of Common Stock from the Company for an additional $3,000,000 if:

         o        Stockholders approve the sales;

         o A registration statement to register the shares of Common Stock issuable through securities sold under the Purchase Agreement and the Advisory Agreement is effective;

         o The Company's sales for any two consecutive quarters in the period from the second quarter of 1999 through the third quarter of 2000 are at least 90% of the Company's forecast; and

         o The market value of a share of Common Stock is not less than $1.236 on the day the Company exercises its right or on the day that Aries is required to buy the additional shares of Series B Preferred Stock.

         Reasons for the Sales of Securities. The Company sold securities to Aries because the Company needed working capital. The Company's board of directors unanimously approved the sale of securities and determined that any significant delay in selling the securities would seriously jeopardized the financial viability of the Company.

         Meaning of "Market Value". The Purchase Agreement, Advisory Agreement and Certificate of Designations employ a variety of methods for calculating the market value of shares. Each method is intended to approximate the fair market value of a share on a specific day. However, the application of different methods may result in different numbers in similar situations.

TERMS OF THE SERIES B PREFERRED STOCK

         Certificate of Designations. The Certificate of Designations of Series B Preferred Stock of the Company Corporation dated February 16, 1999, which has been filed as part of the Company's Certificate of Incorporation and with the SEC, is the legal instrument that states the terms of the Series B Preferred Stock.

         Dividend Rights and Preferences. Owners of Series B Preferred Stock are entitled to receive dividends. The dividends accrue daily and are payable on each six-month and one-year anniversary of the First Sale Date. The Company has the option of paying these dividends either in cash or in shares of Common Stock.

         The annual dividend rate on a share of Series B Preferred Stock is 5% of $100 plus all previously accrued but currently unpaid dividends on the share. On any day that Common Stock trades below $0.55 per share, the annual rate will be 10%.

         Before the Company may declare a dividend on classes of stock that are junior to the Series B Preferred Stock, including Common Stock and Series A Preferred Stock, the Company must pay a special dividend of $100 per share to owners of Series B Preferred Stock, pay all accrued and but unpaid dividends on the Series B Preferred Stock which have been declared and declare a dividend on the Series B Preferred Stock which is identical to the dividend being declared on the other class of stock.

         Liquidation Preference. If the Company liquidates, sells substantially all of its assets, or is involved in a merger which terminates its existence or in which more than half of the outstanding Common Stock is exchanged for cash, property or securities of another company, then owners of shares of Series B Preferred Stock must be paid before owners of shares of other classes.

         The per share amount of this payment will be: $100 PLUS the amount of any unpaid dividends on the share PLUS the excess of any redemption amount due on the share over the sum of $100 plus the amount of unpaid dividends due or declared on the share LESS the amount of any dividend previously paid on the share so that a dividend could be paid on a junior class of shares.

         Redemption. The Company is obligated to redeem the outstanding shares of Series B Preferred Stock for $120 per share if:

         o The Company is unable to commence its annual meeting of stockholders by May 28, 1999 and obtain the stockholder approval requested here within 30 days of the commencement of the meeting;

         o The Company does not amend the registration statement within 30 days after the Second Sale Date to include the shares of Common Stock issuable through any securities sold in the Second Sale;

         o The Company does not keep the registration statement effective for at least 3 years;

         o The Company commits a material breach of the Purchase Agreement which continues for more than

                  20 days after the Company is notified of the breach;

         o        NASDAQ delists the Common Stock;

         o The Company fails to properly deliver any of the securities sold under the Purchase Agreement;

         o The Company's auditors materially qualify their opinion on the Company's financial statements (however, pursuant to a letter agreement between the Company and Aries dated April 1, 1999, Aries agreed that the Company receiving an audit opinion relating to fiscal year 1998 which contains a going concern qualification does not violate the terms of the Purchase Agreement or the Certificate of Designations.);

         o        The Company is liquidated;

         o        The Company sells substantially all of its assets; or

         o The Company is merged out of existence or more than half of the outstanding Common Stock is exchanged for cash, property or securities of another company.

         Conversion. Generally, each share of Series B Preferred Stock may be converted, at the option of the owner, into the number of shares of Common Stock calculated by dividing the sum of $100 and any accrued and unpaid dividends on the share of Series B Preferred Stock by the conversion price. The initial conversion price for the shares of Series B Preferred Stock sold in the First Sale is $1.03 per share of Common Stock. If on February 16, 2000 the market value of Common Stock is less than $1.03, the conversion price will be reset to equal the market value of a share of Common Stock on February 16, 2000, but not less than $0.515.

         If the market value of Common Stock is less than $1.03, the conversion price will be the average of the three lowest closing bid prices for a share of Common Stock during the previous 10 trading days. But the Company may refuse to convert a share of Series B Preferred Stock that the Company sold in the First Sale if the share's conversion price is less than $0.55. However, if the conversion price of a share of Series B Preferred Stock which the Company sold in the First sale is less than $0.55 for more than 60 trading days in any 12-month period, then the Company must either convert the share at the share's conversion price or pay the owner cash. The amount of the cash payment per share of Series B Preferred Stock would be the highest closing price for Common Stock during the period from the date of the owner's conversion request until the payment date MULTIPLIED BY the number of shares of Common Stock into which the share of Series B Preferred Stock is convertible.

         The conversion price will be adjusted to prevent the dilution of the economic interests of the owners of Series B Preferred Stock each time:

         o Shares of Common Stock are sold by the Company for less than the conversion price;

         o Shares of Common Stock are sold by the Company for less than market value;

         o Shares of Common Stock are issued by the Company as dividends on Common Stock;

         o        Shares of Common Stock are subdivided or combined; or

         o The Company enters into a binding contract to sell shares of Common Stock for a price less than the conversion price or the market value of Common Stock.

         If the Common Stock is reclassified or the Company merges with another company and is not the continuing entity, the owners of shares of Series B Preferred Stock may choose to either receive the same payments as the owners of Common Stock on an as converted basis or convert their shares of Series B Preferred Shares into an economically comparable number of the other company's shares of common stock. The proposed successor company in any merger must agree to these terms in writing before the merger may occur.

         Any shares of Series B Preferred Stock sold in the Second Sale will have terms which are similar to the terms of the shares sold in the First Sale. The terms of the shares of Series B Preferred Stock sold in the Second Sale include:

         o The conversion price will be the market value of a share of Common Stock on the Second Closing Date;

         o The conversion price will be adjusted in the same manner as the shares of Series B Preferred Stock sold in the First Sale;

         o The Company may refuse to convert these shares if the conversion price is less than half of the market value of a share of Common Stock on the Second Closing Date; and

         o If the conversion price of these shares is less than half of the market value of a share of Common Stock on the Second Closing Date for more than 60 trading days in any 12-month period, then the Company must either convert the shares at the conversion price or pay the owner cash in an amount calculated as described above for shares sold in the First Sale.

         Conversion Limitations. An owner of Series B Preferred Stock may not convert its shares into shares of Common Stock if the conversion would cause the owner to own more than 4.9% of the Company's outstanding Common Stock. An owner may waive this restriction by giving notice to the Company 61 days before the conversion.

         The rules of the National Association of Securities Dealers, Inc. do not allow the Company to issue shares of Common Stock representing more than 20% of the total number of outstanding shares of Common Stock without stockholder approval. Under the Purchase Agreement and the Advisory Agreement, the Company is not obligated to issue more than 4,539,582 shares of Common Stock upon conversion of shares of Series B Preferred Stock if the issuance would violate the rules of the National Association of Securities Dealers. If further issuances of shares of Common Stock upon conversion of shares of Series B Preferred Stock would violate those rules, then the Company will convert the shares for cash instead of for shares of Common Stock.

         Mandatory Conversion. The Company may require an owner of Series B Preferred Stock to convert its shares if:

         o        The shares have been outstanding for more than one year;

         o The registration statement has been effective for more than one year; and

         o For 20 trading days during any 30 day period ending on the day the Company demands conversion, the market value of Common Stock has been more than 300% of the market value of Common Stock on the one-year anniversary of the date the Company issued the owner's shares of Series B Preferred Stock.

         Voting Rights. Each share of Series B Preferred Stock entitles its owner to cast the same number of votes the owner would be entitled to cast if the owner had converted the share on the record date. Owners of shares of Series B Preferred Stock have the right to vote with owners of Common Stock as a single class. However, no owner of a share of Series B Preferred Stock may exercise more than 4.9% of the Company's voting power, but an owner may waive this restriction by giving the Company notice 61 days in advance.

         The Company may not, without the consent of the owners of a majority of the shares of Series B Preferred Stock,:

         o Amend or repeal any provision of the Company's Certificate of Incorporation or Bylaws in a way that adversely affects the rights of the owners of Series B Preferred Stock;

         o        Change the rights of the Series B Preferred Stock;

         o Authorize any security with rights superior or equal to those of the Series B Preferred Stock or

         o        Approve the incorporation of any subsidiary of the Company.

ARIES' WARRANTS

         General Terms. Aries received warrants to purchase 2,912,621 shares of Common Stock in the First Sale and may receive warrants to purchase an additional 2,912,621 shares of Common Stock in the Second Sale. The warrants expire seven years after the date of their issuance.

         Exercise of the Warrants. Aries may purchase the shares available under the warrants by exercising the warrants and paying the exercise price. Aries also has the option of making a "cashless" exercise of the warrants. The number of shares of Common Stock Aries would receive upon a cashless exercise of a warrant is the number of shares available under the warrant multiplied by the excess of the market value of Common Stock on the date of exercise over the exercise price, and divided by the market value of Common Stock on the date of exercise.

         Exercise Price. Initially, the exercise price per share of the warrants issued in the first sale is $1.03. If the market value of Common Stock on February 16, 2000 is less than $1.03 then the exercise price will be reset to the market value of Common Stock on February 16, 2000, but not less than $0.515, and the number of shares issuable upon the exercise of a warrant will be increased to the aggregate pre-reset exercise price of the warrant divided by the per share reset exercise price.

         If the exercise price of a warrant sold in the First Sale is, and has been for 60 or more trading days in any 12-month period, less than $0.62, the Company will effect an exercise by either delivering shares of Common Stock or making a cash payment. The cash payment would equal the number of shares for which the warrant is exercised multiplied by the highest closing trade price of Common Stock during the period from the date of exercise and the date of payment.

         The exercise price will be adjusted to prevent the dilution of the economic interests of warrant owners each time:

         o Shares of Common Stock are sold by the Company for less than the exercise price;

         o Shares of Common Stock are sold by the Company for less than market value;

         o Shares of Common Stock are issued by the Company as dividends on Common Stock;

         o        Shares of Common Stock are subdivided or combined; or

         o The Company enters into a binding contract to sell shares of Common Stock for a price less than the exercise price or the market value of Common Stock.

If the exercise price of a warrant is adjusted, the number of shares issuable upon the exercise of the warrant will be adjusted to the aggregate pre-adjustment exercise price of the warrant divided by the per share adjusted exercise price.

         Initially, the exercise price of the warrants sold in the Second Sale will be the market value of Common Stock on the Second Sale Date. The exercise price of these warrants will be adjusted in the same manner as the warrants sold in the First Sale.

         If the Common Stock is reclassified, the Company sells substantially all of its assets or the Company merges with another company and is not the continuing entity, the owners of warrants will be entitled to the cash, securities and property they would have received if they had exercised the warrants immediately prior to the reclassification, sale or merger.

         Mandatory Exercise. The Company may require Aries to exercise the warrants if: (A) the warrants have been outstanding for more than one year and
(B) the market value of Common Stock has been more than 300% of the warrant exercise price for 20 trading days during any 30 day period ending on the day the Company demands exercise.

         Exercise Limitations. Aries may not exercise a warrant if the exercise would cause Aries to own more than 4.9% of the Company's outstanding Common Stock. Aries may waive this restriction by giving notice to the Company at least 61 days before the exercise.

OPTION UNITS

         General Terms. Paramount received 1.5 Option Units in the First Sale. Each Option Unit entitles Paramount Capital to purchase, for an exercise price of $100,000, 1,000 shares of Series B Preferred Stock and 97,087 Class L Warrants. Paramount Capital has the option of making a "cashless" exercise of the Unit Options. In a cashless exercise, Paramount Capital would receive the number of shares of Series B Preferred Stock and the number of Class L Warrants available under the Unit Option LESS the total number available under the Unit Option multiplied by the exercise price and divided by the market value of the Unit Option.

         Expiration. The Unit Options expire on February 16, 2004.

         Class L Warrants. The owner of a Class L Warrant may receive one share of Common Stock by exercising the Class L Warrant and paying the exercise price of $1.03 per share of Common Stock.

         Price Adjustment. The Unit Options contain provisions to protect Paramount Capital from the dilution of its interests in Series B Preferred Stock and Common Stock. These provisions are similar to those which protect owners of Series B Preferred Stock and owners of warrants from the dilution of their interests.

         Reclassification or Merger. If the Common Stock is reclassified, the Company sells substantially all of its assets or the Company merges with another company and is not the continuing entity, the owners of Unit Options will be entitled to the cash, securities and property they would have received if they had exercised the Unit Options immediately prior to the reclassification, sale or merger.

         Exercise Limitations. Paramount Capital may not exercise a Unit Option or Class L Warrant, and may not convert a share of Series B Preferred Stock, if the exercise or conversion would cause Paramount Capital to own more than 4.9% of the Company's outstanding Common Stock. Paramount Capital may waive these restrictions by giving the Company notice at least 61 days in advance.

RESTRICTIONS UNDER THE PURCHASE AGREEMENT

         Right to Nominate a Board Member. Aries may nominate a candidate for the Company's board of directors. The Company's existing board of directors will support the nominee by creating a new position on the board of directors and electing the nominee to fill the vacancy, nominating the nominee for election by stockholders and using its best efforts to ensure that stockholders elect the nominee.

         Registration Rights. On April 13, 1999, the Company filed with the SEC a shelf registration statement for the resale of:

         o The shares of Common Stock issuable upon the exercise of Aries' warrants;

         o The shares of Common Stock issuable upon the exercise of Class L Warrants;

         o The shares of Common Stock issuable upon conversion of Series B Preferred Stock;

         o Any shares of Common Stock issued to pay dividends on the Series B Preferred Stock; and

         o        Any other shares of Common Stock owned by Aries and Paramount
                  Capital.

         Use of Proceeds; Restrictions on Use of Cash. The Purchase Agreement requires the Company to use the net proceeds for general corporate purposes. The Company may not use any of the proceeds to repay its debts or repurchase its own securities. The Company may not make a payment in excess of $25,000 without Aries' approval. If the registration statement is effective and the Company has at least $1,000,000 of cash, this limit will be increased to $100,000.

         The Company must escrow $1,000,000 in cash from the proceeds of the Purchase Agreement until the stockholders give the approval requested here and the registration statement becomes effective.

         Limitations on Merger or Sale of Assets. The Company may not merge or sell substantially all of its assets without Aries' approval.

         Limitations on Acquisitions. The Company may not acquire any interest in any business without Aries' approval. But, the Company may acquire 1% or less of any class of publicly traded securities.

         Limitations on Dividends and Repurchases. The Company may not pay any dividends on its stock or repurchase any shares of its stock, without Aries' approval.

         Restriction on Securities. Until August 16, 2000, the Company may not, without Aries' approval, sell any of its securities. However the Company may, so long as it honors Aries' right of first refusal, sell a maximum of 1,700,000 shares of Common Stock and 500,000 warrants to purchase shares of Common Stock for a maximum of $1,500,000. Also, the Company may issue shares of Common Stock upon conversion or exercise of outstanding securities or in an offering with Paramount Capital acting as placement agent.

         Until February 16, 2002, the Company may not, without Aries' approval, extend the expiration date or lower the exercise price of any options or take any similar action affecting any convertible securities.

         Restrictions on debt. The Company may not incur debt except:

         o        To Aries and Paramount Capital;

         o        Under equity lease financings;

         o Customary accounts receivable and inventory financing in the ordinary course of business;

         o Debt for borrowed money disclosed to Aries at the time of the Purchase Agreement; and

         o Amounts less than $25,000 incurred in the ordinary course of business (if the registration statement is effective and the Company has at least $1,000,000 in cash, this limit will be increased to $100,000).

         Other Public Sales and Registrations. Until at least 180 days after the effective date of the registration statement, the Company will not make a public offering of its securities except to its employees.

         Additional Common Stock Issuable to Purchasers. If the SEC does not declare the registration statement effective within the time constraints established in the Purchase Agreement, the Company will immediately issue warrants to Aries to purchase a number of additional shares of Common Stock and pay a cash penalty to Aries.

         The number of shares of Common Stock available under these additional warrants would be 1.5% of shares of Common Stock available under Aries' warrants issued in the First Sale.

         The amount of the cash payment would be 1.5% of the total liquidation preference of Aries' shares of Series B Preferred Stock.

         Amendment to Rights Agreement. The Company and Continental Stock Transfer & Trust Company entered into a Rights Agreement on July 18, 1995. Generally, the Rights Agreement provides that if a person acquires over 15% of the outstanding Common Stock, the Company will issue securities which dilute such person's interests in the Company. The purpose of the Rights Agreement is to encourage prospective acquirors of the Company to negotiate with the Company's Board of Directors so that the Company's Board of Directors would have an opportunity to protect and enhance stockholder value. The Company amended the Rights Agreement on February 16, 1999 to exempt the issuance of securities discussed above under the heading "Approval of Issuance of Securities" even though that issuance may involve more than 15% of the outstanding Common Stock.

SECURITIES ACT EXEMPTIONS AND REGISTRATION

         The securities which the Company issued as described above are exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 under Section 4(2) thereof. The facts relied upon to make this exemption available are: (1) there are no more than 3 purchasers and (2) all of the purchasers made written representations to the Company that they were "accredited investors" as defined in Rule 501(a) of Regulation D, experienced in making investments of this type, and buying for their own account and not with a view to distribution, that no finder, broker, agent financial person or other intermediary acted on their behalf in connection with their purchases of securities from the Company other than Paramount.

         On April 13, 1999, the Company filed a Registration Statement on Form S-3 to register the securities issued by the Company as described above under the Securities Act of 1933. This Form S-3 is not yet effective.

CONSEQUENCES OF STOCKHOLDER DISAPPROVAL

         If stockholders do not approve these transactions, the Company will be required by the Purchase Agreement to redeem the Series B Preferred Stock for $120 per share. As of the date of this Proxy Statement, there are 30,000 shares of Series B Preferred Stock outstanding. The total redemption price for these shares would be $3.6 million, which would deplete the Company's cash. If this happened, the Company might not be able to continue operations.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)      LIST OF EXHIBITS

                  3. ARTICLES OF INCORPORATION AND BY-LAWS

                  Exhibit 3.1

                  Complete Restated Certificate of Incorporation of Neoprobe Corporation, as corrected February 18, 1994 and as amended June 27, 1994, July 25, 1995, June 3, 1996 and March 17, 1999
                  (incorporated by reference to Exhibit 3.1 to Amendment Number 1 to the Registrant's Annual Report on Form 10-K for the year ending December 31, 1998 (Commission File No. 0-26520; (the "1998 Form 10-K/A")).

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

                  Exhibit 4.4

                  Amendment Number 1 to the Rights Agreement between the Registrant and Continental Stock Transfer and Trust Company dated February 16, 1999 (incorporated by reference to Exhibit
                  4.4 of the 1998 Form 10-K/A).

                  10. MATERIAL CONTRACTS

                  Exhibit 10.4.33

                  Sales and Marketing Agreement dated February 1, 1999 between the Registrant and KOL Bio Medical Instruments, Inc. (filed pursuant to Rule 24b-2 under which the Registrant has requested confidential treatment of portions of this Exhibit).

                  Page 27 in the manually signed original.

                  11. STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

                  Exhibit 11.1

                  Computation of Net Loss Per Share.

                  Page 47 in the manually signed original.

                  27. FINANCIAL DATE SCHEDULE

                  Exhibit 27.1

                  Financial Data Schedule (submitted electronically for SEC information only).

         (B)      REPORTS ON FORM 8-K.

                  No current report on Form 8-K was filed by the Registrant during the first quarter of fiscal 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              NEOPROBE CORPORATION
                               (the "Registrant")
Dated: May 17, 1999

                      By:       /s/  David C. Bupp
                          ------------------------------------------------------
                          David C. Bupp,
                          President and Chief Executive Officer
                          (duly authorized officer; principal executive officer)

                      By:      /s/  Brent Larson
                          ------------------------------------------------------
                          Brent Larson
                          Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                           -------------------------



                              NEOPROBE CORPORATION



                           -------------------------



                           FORM 10-Q QUARTERLY REPORT


                          FOR THE FISCAL QUARTER ENDED:

                                 MARCH 31, 1999



                           -------------------------



                                    EXHIBITS



                           -------------------------

                                      INDEX


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

Exhibit 4.4

Amendment Number 1 to the Rights Agreement between the Registrant and Contintental Stock Transfer and Trust Company dated February 16, 1999 (incorporated by reference to Exhibit 4.4 of the 1998 Form 10-K/A).

Exhibit 10.4.33

Sales and Marketing Agreement dated February 1, 1999 between the Registrant and KOL Bio Medical Instruments, Inc. (filed pursuant to Rule 24b-2 under which the Registrant has requested confidential treatment of portions of this Exhibit).

Exhibit 11.1

Computation of Net Loss Per Share.

Exhibit 27.1

Financial Data Schedule (submitted electronically for SEC information only).