Form 10-K/A
period 1998-12-31
NEOPROBE CORP
filed 1999-06-03
CIK 810509

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------
                                  FORM 10-K/A

                               Amendment Number 2


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

The number of shares of Common Stock outstanding on March 19, 1999 was 22,965,017.

The following documents have been incorporated by reference into this Form 10-K:

                    Document                                Part of Form 10-K
                    --------                                -----------------
    Registrant's Proxy Statement for its 1999                    Part III
         Annual Meeting of Stockholders


This Amendment Number 2 to Annual Report on Form 10-K for the fiscal year ended December 31, 1998 is being filed by the Registrant in order to refile item 14 together with a revised version of Exhibit 10.4.32 which conforms to the Registrant's Amended Confidential Treatment Request for Exhibit 10.4.32.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (A) LIST OF EXHIBITS AND FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

        (3)       ARTICLES OF INCORPORATION AND BY-LAWS


         3.1. Complete Restated Certificate of Incorporation of Neoprobe Corporation, as corrected February 18, 1994 and as amended June 27, 1994, July 25, 1995, June 3, 1996 and March 17, 1999
                  (previously filed).


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


         4.4. Amendment Number 1 to the Rights Agreement between the Registrant and Continental Stock Transfer & Trust Company dated February 16, 1999 (previously filed).


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


       10.1.32. Preferred Stock and Warrant Purchase Agreement dated February 16, 1999 among the Registrant, The Aries Master Fund, a Cayman Island exempted company, and The Aries Domestic Fund, L.P. (previously filed).

       10.1.33. Warrant dated February 16, 1999 for the purchase of shares to purchase Common Stock issued to The Aries Master Fund, a Cayman Island exempted company (previously filed). This exhibit is one of two substantially identical instruments and is accompanied by a schedule identifying the other instrument omitted and setting forth the material details in which such instrument differs from the one filed herewith.

         10.1.34. Option Units dated February 16, 1999 for the purchase of shares of 5% Series B Convertible Preferred Stock of the Registrant and warrants to purchase shares of Common Stock issued to Paramount Capital, Inc. (previously filed).

         10.1.35. Financial Advisory Agreement dated February 16, 1999 between the Registrant and Paramount Capital, Inc. (previously filed).

         10.1.36. Letter agreement dated February 24, 1999 among the Registrant, The Aries Master Fund, a Cayman Island Exempted Company and The Aries Domestic Fund, L.P. (previously filed).

         10.1.37. Letter agreement dated March 12, 1999 among the Registrant, The Aries Master Fund, a Cayman Island Exempted Company and The Aries Domestic Fund, L.P. (previously filed).

         10.1.38. Letter agreement dated April 1, 1999 among the Registrant, The Aries Master Fund, a Cayman Island Exempted Company, and The Aries Domestic Fund, L.P. (previously filed).


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


         10.2.46. Waiver by David Bupp dated February 16, 1999 of certain provisions in the employment agreement between the Registrant and David C. Bupp dated January 1, 1998 (previously filed).*

         10.2.47. Severance Agreement dated October 23, 1998 between the Registrant and Matthew F. Bowman (previously filed). This agreement is one of four substantially identical agreements and is accompanied by a schedule identifying the other agreements omitted and setting forth the material details in which such documents differ from the one that is filed herewith.*

         10.2.48. Restricted Stock Agreement dated October 23, 1998 between the Registrant and Matthew F. Bowman (previously filed). This agreement is one of three substantially identical agreements and is accompanied by a schedule identifying the other agreements omitted and setting forth the material details in which such documents differ from the one that is filed herewith.*

         10.2.49. Separation Agreement dated October 21, 1998 between the Registrant and John L. Ridihalgh (previously filed).*


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

        (11)      STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS.


                  11.1. Computation of Net Loss Per Share (previously filed).


        (21)      SUBSIDIARIES OF THE REGISTRANT.


                  21.1. Subsidiaries of the Registrant (previously filed).


        (23)      CONSENT OF EXPERTS AND COUNSEL.


                  23.1 Consent of PricewaterhouseCoopers LLP (previously filed).

                  23.2 Consent of KPMG LLP (previously filed).


        (24)      POWERS OF ATTORNEY.


                  24.1. Powers of Attorney (previously filed).

                  24.2. Certified resolution of the Registrant's Board of
                        Directors authorizing officers and directors signing on behalf of the Company to sign pursuant to a power of attorney (previously filed).

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


Dated: June 2, 1999

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



         SIGNATURE                                          TITLE                                      DATE

/s/David C. Bupp                                    Director, President and Chief                   June 2, 1999
--------------------------------------              Executive Officer
            David C. Bupp                           (principal executive officer)


/s/Brent L. Larson*                                 Vice President, Finance and                     June 2, 1999
--------------------------------------              Chief Financial Officer
           Brent L. Larson                          (principal financial officer)


/s/Melvin D. Booth*                                 Director                                        June 2, 1999
--------------------------------------
           Melvin D. Booth

/s/John S. Christie*                                Director                                        June 2, 1999
--------------------------------------
          John S. Christie

/s/Julius R. Krevans*                               Chairman, Director                              June 2, 1999
--------------------------------------
          Julius R. Krevans

/s/Michael P. Moore*                                Director                                        June 2, 1999
--------------------------------------
          Michael P. Moore

/s/J. Frank Whitley, Jr.*                           Director                                        June 2, 1999
--------------------------------------
        J. Frank Whitley, Jr.

/s/James F. Zid*                                    Director                                        June 2, 1999
--------------------------------------
            James F. Zid


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



                             -----------------------


                                    EXHIBITS

                             -----------------------





===============================================================================

                                            EXHIBIT INDEX


      EXHIBIT                                                                          Number of Pages              Page in Manually
       NUMBER                            Description                                 in Original Document+           Signed Original


        3.1.           Complete Restated Certificate of Incorporation of
                       Neoprobe Corporation, as corrected and as amended                      25                    previously filed
                                                                                             ---

        3.2.           Amended and Restated By-Laws, as amended                               15                            *
                                                                                             ---

        4.1.           See Articles FOUR, FIVE, SIX and SEVEN of the
                       Restated Certificate of Incorporation of Registrant                    25                    previously filed
                                                                                             ---

        4.2.           See Articles II and VI and Section 2 of Article III and
                       Section 4 of Article VII of the Amended and Restated
                       By-Laws of the Registrant                                              13                             *
                                                                                             ---

        4.3.           Rights Agreement dated as of July 18, 1995 between
                       the Registrant and Continental Stock Transfer & Trust
                       Company.                                                               47                             *
                                                                                             ---

        4.4.           Amendment Number 1 to the Rights Agreement
                       between the Registrant and Continental Stock Transfer
                       & Trust Company dated February 16, 1999.                               3                     previously filed
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
                                                                                             ---

  10.1.26.-10.1.30.    Reserved                                                               18                             *
                                                                                             ---

      10.1.31.         Amendment Number 1 to the Rights Agreement
                       between the Registrant and Continental Stock Transfer
                       & Trust Company dated February 16, 1999.                               3                     previously filed
                                                                                             ---

      10.1.32.         Preferred Stock and Warrant Purchase Agreement
                       dated February 16, 1999 among the Registrant, The
                       Aries Master Fund, a Cayman Island exempted
                       company, and The Aries Domestic Fund, L.P.                             44                    previously filed
                                                                                             ---

      10.1.33.         Warrant dated February 16, 1999 for the purchase of
                       shares to purchase Common Stock issued to The Aries
                       Master Fund, a Cayman Island exempted company.
                       This exhibit is one of two substantially identical
                       instruments and is accompanied by a schedule
                       identifying the other instrument omitted and setting
                       forth the material details in which such instrument
                       differs from the one filed herewith.                                   11                    previously filed
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

      EXHIBIT                                                                       Number of Pages                 Page in Manually
       NUMBER                            Description                              in Original Document+              Signed Original


      10.1.34.         Option Units dated February 16, 1999 for the purchase
                       of shares of 5% Series B Convertible Preferred Stock
                       of the Registrant and warrants to purchase shares of
                       Common Stock issued to Paramount Capital, Inc.                         15                    previously filed
                                                                                             ---

      10.1.35.         Financial Advisory Agreement dated February 16,
                       1999 between the Registrant and Paramount Capital,
                       Inc.                                                                    8                    previously filed
                                                                                             ---

      10.1.36.         Letter agreement dated February 24, 1999 among the
                       Registrant, The Aries Master Fund, a Cayman Island
                       Exempted Company and The Aries Domestic Fund,
                       L.P.                                                                   2                     previously filed
                                                                                             ---

      10.1.37.         Letter agreement dated March 12, 1999 among the
                       Registrant, The Aries Master Fund, a Cayman Island
                       Exempted Company and The Aries Domestic Fund, L.P.                     2                     previously filed
                                                                                             ---


      10.1.38.         Letter agreement dated April 1, 1999 among the
                       Registrant, The Aries Master Fund, a Cayman Island
                       Exempted Company, and The Aries Domestic Fund, L.P.                    3                     previously filed
                                                                                             ---

  10.2.1.-10.2.14.     Reserved

      10.2.15.         Option Agreements between the Registrant and David
                       C. Bupp                                                                17                             *
                                                                                             ---

  10.2.16.-10.2.17.    Reserved


      10.2.18.         Non-Qualified Stock Option Agreement dated May 3,
                       1993 between the Registrant and David C. Bupp                          4                              *
                                                                                             ---

  10.2.19.-10.2.20.    Reserved


      10.2.21.         Non-Qualified Stock Option Agreement dated May 3,
                       1993 between the Registrant and John L. Ridihalgh                      4                              *
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

      EXHIBIT                                                                       Number of Pages                 Page in Manually
       NUMBER                            Description                              in Original Document+              Signed Original


      10.2.46.         Waiver by David Bupp dated February 16, 1999 of
                       certain provisions in the employment agreement
                       between the Registrant and David C. Bupp dated
                       January 1, 1998.                                                       1                     previously filed
                                                                                             ---

      10.2.47.         Severance Agreement dated October 23, 1998 between
                       the Registrant and Matthew F. Bowman. This
                       agreement is one of three substantially identical
                       agreements and is accompanied by a schedule
                       identifying the other agreements omitted and setting
                       forth the material details in which such documents
                       differ from the one that is filed herewith.                             4                    previously filed
                                                                                             ---

      10.2.48.         Restricted Stock Agreement dated October 23, 1998
                       between the Registrant and Matthew F. Bowman. This
                       agreement is one of three substantially identical
                       agreements and is accompanied by a schedule
                       identifying the other agreements omitted and setting
                       forth the material details in which such documents
                       differ from the one that is filed herewith.                            4                     previously filed
                                                                                             ---

      10.2.49.         Separation Agreement dated October 21, 1998
                       between the Registrant and John L. Ridihalgh.                          9                     previously filed
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
                                                                                             ---

      10.4.32.         Supply Agreement between the Registrant and eV
                       Products dated December 8, 1997 (filed pursuant to
                       Rule 24b-2 under which the Registrant has requested
                       confidential treatment of certain portions of this
                       Exhibit).                                                              17                            17
                                                                                             ---

        11.1.          Computation of Net Loss Per Share                                      1                     previously filed
                                                                                             ---

        21.1.          Subsidiaries of Registrant                                             1                     previously filed
                                                                                             ---

        23.1.          Consent of PricewaterhouseCoopers LLP                                  1                     previously filed
                                                                                             ---

        23.2.          Consent of KPMG LLP                                                    1                     previously filed
                                                                                             ---


        24.1.          Powers of Attorney                                                     9                     previously filed
                                                                                             ---

        24.2.          Certified resolution of the Registrant's Board of
                       Directors authorizing officers and directors signing on
                       behalf of the Company to sign pursuant to a power of
                       attorney                                                               1                     previously filed
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