Form 10-Q
period 1999-06-30
NEOPROBE CORP
filed 1999-08-16
CIK 810509

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


   (Mark One)

       [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1999


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

          23,047,644 SHARES OF COMMON STOCK, PAR VALUE $.001 PER SHARE
         (Number of shares of issuer's common equity outstanding as of the close of business on August 11, 1999)

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEOPROBE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



ASSETS                                                              JUNE 30,               DECEMBER 31,
                                                                      1999                     1998
                                                               -------------------    --------------------
Current assets:
    Cash and cash equivalents                                       $   2,967,067            $  3,054,936
    Available-for-sale securities                                               -                 448,563
    Accounts receivable, net                                            1,725,346               2,069,633
    Inventory                                                           1,492,499               1,578,912
    Prepaid expenses                                                      391,636                 720,420
    Other current assets                                                   41,833                 147,008
                                                               -------------------    --------------------

           Total current assets                                         6,618,381               8,019,472
                                                               -------------------    --------------------

Investment in affiliates                                                1,500,000               1,500,000

Property and equipment                                                  3,077,052               3,073,931
    Less accumulated depreciation and amortization                      1,793,046               1,654,661
                                                               -------------------    --------------------

                                                                        1,284,006               1,419,270
                                                               -------------------    --------------------

 Intangible assets, net                                                   779,453                 773,863
 Other assets                                                                 800                 281,594
                                                               -------------------    --------------------

         Total assets                                               $  10,182,640            $ 11,994,199
                                                               ===================    ====================





CONTINUED

NEOPROBE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, CONTINUED



LIABILITIES AND STOCKHOLDERS' EQUITY                                 JUNE 30,              DECEMBER 31,
                                                                       1999                    1998
                                                               -------------------    --------------------
Current liabilities:
   Line of credit                                                 $     1,000,000          $    1,000,000
   Notes payable to finance company                                        81,868                 242,163
   Capital lease obligations, current                                     101,018                  99,539
   Accounts payable                                                     2,151,564               2,857,717
   Accrued liabilities                                                  1,836,342               2,813,321
                                                               -------------------    --------------------

          Total current liabilities                                     5,170,792               7,012,740
                                                               -------------------    --------------------


   Capital lease obligations                                              104,934                 155,816
                                                               -------------------    --------------------

          Total liabilities                                             5,275,726               7,168,556
                                                               -------------------    --------------------


Commitments and contingencies

Redeemable convertible preferred stock:
   Series B; $.001 par value; 63,000 shares and 0 shares
     authorized at June 30, 1999 and December 31, 1998,
     respectively; 30,000 shares and 0 shares issued and
     outstanding at June 30, 1999 and December 31, 1998,
     respectively                                                       1,852,025                       -



Stockholders' equity:
   Preferred stock; $.001 par value; 5,000,000 shares
     authorized at June 30, 1999 and December 31, 1998;
     none issued and outstanding (500,000 shares designated
     as Series A, $.001 par value, at June 30, 1999 and
     and December 31, 1998; none outstanding)                                   -                       -
  Common stock; $.001 par value; 50,000,000 shares
     authorized;  23,032,910 shares issued and
     outstanding at June 30, 1999; 22,887,910
     shares issued and outstanding at December 31, 1998                    23,033                  22,888
   Additional paid-in capital                                         121,241,613             120,272,899
   Accumulated deficit                                               (118,133,473)           (115,395,283)
   Accumulated other comprehensive loss                                   (76,284)                (74,861)
                                                               -------------------    --------------------

          Total stockholders' equity                                    3,054,889               4,825,643
                                                               -------------------    --------------------

              Total liabilities and stockholders' equity          $    10,182,640          $   11,994,199
                                                               ===================    ====================



           See accompanying notes to consolidated financial statements

NEOPROBE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                 JUNE 30,                                 JUNE 30,
                                                          1999                 1998               1999                 1998
                                                    ----------------     ---------------    ----------------    ------------------
Net sales                                            $    1,914,650       $   1,255,033       $   3,825,621          $  2,118,924
Cost of goods sold                                          657,270             340,584           1,276,923               565,057
                                                    ----------------     ---------------    ----------------    ------------------
   Gross profit                                           1,257,380             914,449           2,548,698             1,553,867
                                                    ----------------     ---------------    ----------------    ------------------

Operating expenses:
  Research and development                                  351,961           3,172,738             814,296             7,926,727
  Marketing and selling                                   1,134,620           1,122,537           2,257,422             2,218,514
  General and administrative                                810,999           1,325,814           1,816,225             2,751,654
  Losses related to subsidiaries in liquidation             388,406             678,851             475,231             1,330,320
                                                    ----------------     ---------------    ----------------    ------------------
     Total operating expenses                             2,685,986           6,299,940           5,363,174            14,227,215
                                                    ----------------     ---------------    ----------------    ------------------

Loss from operations                                     (1,428,606)         (5,385,491)         (2,814,476)          (12,673,348)
                                                    ----------------     ---------------    ----------------    ------------------

Other income (expense):
  Interest income                                            21,331             195,365              47,990               449,456
  Interest expense                                          (26,419)            (41,473)            (42,945)              (52,096)
  Other                                                         251             (29,457)             71,241               (48,680)
                                                    ----------------     ---------------    ----------------    ------------------
     Total other income (expense)                            (4,837)            124,435              76,286               348,680
                                                    ----------------     ---------------    ----------------    ------------------

Net loss                                                 (1,433,443)         (5,261,056)         (2,738,190)          (12,324,668)
                                                    ----------------     ---------------    ----------------    ------------------

Conversion discount on preferred stock                            -                   -           1,795,775                     -
Preferred stock dividend requirements                        37,500                   -              56,250                     -
                                                    ----------------     ---------------    ----------------    ------------------

Loss attributable to common stockholders              $  (1,470,943)       $ (5,261,056)      $  (4,590,215)       $  (12,324,668)
                                                    ================     ===============    ================    ==================

Loss per common share
   (basic and diluted)                                $       (0.06)       $      (0.23)     $        (0.20)       $        (0.54)
                                                    ================     ===============    ================    ==================

Weighted average shares
   outstanding during the period
   (basic and diluted)                                   22,972,910          22,824,342          22,960,700            22,793,243
                                                    ================     ===============    ================    ==================






           See accompanying notes to consolidated financial statements

NEOPROBE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                      1999                   1998
                                                               -------------------    --------------------
Net cash used in operating activities                              $   (3,089,235)        $   (14,559,929)

Cash flows from investing activities:
   Purchases of available-for-sale securities                                   -              (1,738,512)
   Proceeds from sales of available-for-sale securities                   443,729               2,121,775
   Maturities of available-for-sale securities                              4,467               9,300,000
   Purchases of property and equipment                                    (58,259)             (1,641,658)
   Proceeds from sales of property and equipment                           23,440                       -
   Patent costs                                                           (17,767)               (314,102)
                                                               -------------------    --------------------

      Net cash provided by investing activities                           395,610               7,727,503
                                                               -------------------    --------------------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                145                 196,298
   Proceeds from issuance of redeemable convertible
      preferred stock, net                                              2,820,739                       -
   Proceeds from line of credit                                                 -                 700,000
   Payments under line of credit                                                -                (275,750)
   Payments under notes payable                                          (160,295)               (134,053)
   Payments under capital leases                                          (49,403)                (80,836)
   Proceeds from long-term debt                                                 -               2,532,012
                                                               -------------------    --------------------

      Net cash provided by financing activities                         2,611,186               2,937,671
                                                               -------------------    --------------------

Effect of exchange rate changes on cash                                    (5,430)                 (7,392)
                                                               -------------------    --------------------

      Net decrease in cash and cash equivalents                           (87,869)             (3,902,147)

Cash and cash equivalents at beginning of period                        3,054,936               9,921,025
                                                               -------------------    --------------------

Cash and cash equivalents at end of period                          $   2,967,067           $   6,018,878
                                                               ===================    ====================



         See accompanying notes to the consolidated financial statements

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION:

         The information presented for June 30, 1999 and 1998, and for the periods then ended is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) which the management of Neoprobe Corporation (the "Company") believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results for the interim period are not necessarily indicative of results to be expected for the year. The financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, which were included as part of the Company's Annual Report on Form 10-K, as amended. Certain 1998 amounts have been reclassified to conform with the 1999 presentation.


2. COMPREHENSIVE INCOME (LOSS): Other comprehensive income (loss) consists of the following:


                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               JUNE 30,                         JUNE 30,
                                                           1999          1998             1999             1998
                                                           ----          ----             ----             ----

           Net loss                                     $1,433,443     $5,261,056       $2,738,190     $12,324,668

           Foreign currency translation adjustment             440         (2,397)           1,204          10,022
           Unrealized (gains) losses on securities               -         (8,202)             219         (11,432)
                                                     -------------- --------------    ------------- ---------------
           Other comprehensive loss                     $1,433,883     $5,250,457       $2,739,613     $12,323,258
                                                     ============== ==============    ============= ===============


3.       INVENTORY:

         The components of inventory are as follows:

                                                                              JUNE 30,             DECEMBER 31,
                                                                                1999                   1998
                                                                          ---------------       -----------------

                          Materials and component parts                       $  275,073         $       277,505
                          Finished goods                                       1,217,426               1,301,407
                                                                          ---------------       -----------------
                                                                              $1,492,499         $     1,578,912
                                                                          ===============       =================


4.       EQUITY:

         a. PRIVATE PLACEMENT: On February 16, 1999, the Company executed a Preferred Stock and Warrant Purchase Agreement (the "Purchase Agreement") to complete the private placement of 30,000 shares of 5% Series B Convertible preferred stock (the "Series B") for gross proceeds of $3 million ($2.8 million, net of transaction costs). The Series B have a $100 per share stated value and are convertible into common stock of the Company. In connection with the private placement, the Company also issued 2.9 million shares of warrants to purchase common stock of the Company at an initial exercise price of $1.03 per share.

              The Company is required to pay a cumulative 5% annual dividend on the Series B. Dividends accrue daily and are payable on each six-month and one-year anniversary of the initial closing. Neoprobe has the option of paying these dividends in cash or in shares of common stock. On any day the common stock trades below $0.55 per share, the annual dividend rate will be 10%. The dividends are recorded as incremental yield to the preferred stockholders in the Company's loss per share calculation and are included in the carrying value of the Series B at June 30, 1999.

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

              Holders of the Series B have certain liquidation preferences over other stockholders under certain provisions as defined in the Purchase Agreement and have the right to cast the same number of votes as if the owner had converted on the record date.

              Under certain conditions, the Company may be obligated to redeem outstanding shares of Series B for $120 per share. Conditions under which redemption may be required include: failure to meet filing deadlines for a registration statement for common stock into which the Series B may be converted, a material breach of the Purchase Agreement, delisting from the NASDAQ Stock Market, a material qualification of the audit opinion on the consolidated financial statements, or the liquidation or merger of the Company or the sale of substantially all of the Company's assets.

              The Company obtained a waiver from the holders of the Series B of the redemption requirements associated with the issuance by the Company's auditors of a going concern opinion on the Company's consolidated financial statements for the year ended December 31, 1998. However, on July 28, 1999, the NASDAQ Stock Market, Inc. delisted the Company's common stock from the NASDAQ National Market System ("NASDAQ NMS"). Management believes that as a result of events which occurred subsequent to June 30, 1999, the holders of the Series B Preferred Stock (the "Series B holders") have the option to request redemption of the Series B. If the Series B holders decide to request redemption, the Purchase Agreement would appear to require that the Company pay the Series B holders approximately $3.6 million.

              Pursuant to the private placement, the Company signed a financial advisory agreement with the placement agent providing the agent with the right to purchase 1,500 shares of Series B convertible into common stock, initially at $1.03 per share, and warrants to purchase 145,631 shares of common stock of the Company initially exercisable at $1.03 per share. Both the Series B and the warrants issuable under the financial advisory agreement are subject to repricing features similar to the outstanding Series B and related warrants. In addition, the Company agreed to pay the agent a monthly financial advisory fee and success fees based on certain investment transactions consummated during the 24-month term of the agreement, if any.

              The Series B and the related warrants issued were recorded at the amount of gross proceeds less the costs of the financing based upon their relative fair values. The preferred stock, due to its redemption provisions, is classified as mezzanine financing above the stockholders' equity section on the balance sheet. The calculated conversion price at February 16, 1999, the first available conversion date, was $1.03 per share. In accordance with the FASB's Emerging Issues Task Force Topic D-60, the difference between this conversion price and the closing market price of $1.81 on February 16, 1999, not to exceed the amount allocated to the preferred stock, was reflected as incremental yield to the preferred stockholders in the Company's loss per common share calculation for the quarter ended March 31, 1999. Additional amounts will be accreted to the preferred stock, up to redemption value, in the event that an event of redemption is assessed as probable on the balance sheet date. If required to redeem the Series B, the Company would record a charge of approximately $1.8 million (or approximately $0.08 per share). Management of the Company does not believe an event was probable as of June 30, 1999 to require the accretion of additional amounts up to the redemption value (See Note 7(a).).

         b. STOCK OPTIONS: During the first quarter of 1999, the Board granted options to employees and certain directors of the Company under the 1996 Stock Incentive Plan (the "Plan") for 412,500 shares of common stock, exercisable at $1.25 per share, vesting over three to four years. During the second quarter of 1999, the Board of Directors granted 105,000 options to non-employee directors under the Plan, exercisable at $0.72 per share, in lieu of waived cash compensation. As of June 30, 1999, the Company has 1.4 million options outstanding under two stock option plans. Of the outstanding options, 599,000 options have vested as of June 30, 1999, at an average exercise price of $6.56 per share.


5.       SEGMENTS AND SUBSIDIARIES INFORMATION:

         Prior to the changes in the Company's business plan made starting in early 1998 and continuing through June 30, 1999, the Company's business was operated based on product development initiatives started under the Company's prior business plan. These strategic initiatives originally included development and commercialization of: hand-held gamma detection instruments currently used primarily in the application of Intraoperative Lymphatic Mapping ("ILM"), diagnostic radiopharmaceutical products to be used in the Company's proprietary RIGS(R) (radioimmunoguided surgery) process, and Activated Cellular Therapy ("ACT"). The Company's current business plan focuses primarily on the hand-held gamma detection instruments while efforts are carried out to find partners or licensing parties to fund RIGS and ACT research and development.

         The Company's United States operations included activities for 1998 and prior years that benefited all three strategic initiatives. The suspended RIGS initiative included the operations of the Company's two subsidiaries, Neoprobe Europe AB ("Neoprobe Europe") and Neoprobe Israel. Neoprobe Europe was acquired in 1993 primarily to perform a portion of the manufacturing process of the monoclonal antibody used in the first RIGS product to be used for colorectal cancer, RIGScan CR49. Neoprobe Israel was founded to radiolabel RIGScan CR49. Neoprobe Europe and Neoprobe Israel also both performed limited research and development activities related to the Company's RIGS process on behalf of the Company. Under SFAS No. 131, neither subsidiary has been considered a segment. Both Neoprobe Europe and Neoprobe Israel have been accounted for under the liquidation method of accounting as of December 31, 1998. The results of the operations of Neoprobe Europe and Neoprobe Israel for 1998, as well as the effects of adjustment of their related assets in conformity with the liquidation basis of accounting, have been reclassified from prior year presentations to be presented as losses relating to subsidiaries in liquidation in the consolidated statements of operations. Accordingly, the consolidated balance sheet at June 30, 1999, includes $96,000 in current assets of Neoprobe Israel at their net realizable value and $893,000 in liabilities at the amounts expected to settle the obligations due.

         The information in the following table is derived directly from the segments' internal financial reporting used for corporate management purposes. The expenses attributable to corporate activity, including amortization and interest, and other general and administrative costs are not allocated to the individual segments.


         Three months ended June 30, 1999 and 1998


($ AMOUNTS IN THOUSANDS)                                               THREE MONTHS ENDED JUNE 30, 1999

                                                       RIGS           ILM            ACT        UNALLOCATED        TOTAL
                                                       ----           ---            ---        -----------        -----
Revenue
  U.S. customers                                     $     -        $ 1,557        $     -         $    -         $ 1,557
  International customers                                  -            358              -              -             358
Research and development expenses                          -            352              -              -             352
Marketing and selling expenses                             -          1,135              -              -           1,135
General and administrative expenses                        -              -              -            811             811
Losses related to subsidiaries in liquidation            388              -              -              -             388
Other income                                               -              -              -             (5)             (5)

                                                                       THREE MONTHS ENDED JUNE 30, 1998

                                                       RIGS           ILM            ACT        UNALLOCATED        TOTAL
                                                       ----           ---            ---        -----------        -----

Revenue
  U.S. customers                                     $     -        $ 1,255        $     -         $    -         $ 1,255
  International customers                                  -              -              -              -               -
Research and development expenses                      2,427            243            503              -           3,173
Marketing and selling expenses                             -          1,123              -              -           1,123
General and administrative expenses                        -              -              -          1,326           1,326
Losses related to subsidiaries in liquidation            679              -              -              -             679
Other income                                               -              -              -            124             124

         Six months ended June 30, 1999 and 1998

($ AMOUNTS IN THOUSANDS)                                               SIX MONTHS ENDED JUNE 30, 1999

                                                      RIGS          ILM           ACT       UNALLOCATED       TOTAL
                                                      ----          ---           ---       -----------       -----
Revenue
  U.S. customers                                    $     -        $2,878       $     -        $    -        $2,878
  International customers                                 -           948             -             -           948
Research and development expenses                         -           814             -             -           814
Marketing and selling expenses                            -         2,257             -             -         2,257
General and administrative expenses                       -             -             -         1,816         1,816
Losses related to subsidiaries in liquidation           475             -             -             -           475
Other income                                              -             -             -            76            76

                                                                       SIX MONTHS ENDED JUNE 30, 1998

                                                      RIGS          ILM           ACT       UNALLOCATED       TOTAL
                                                      ----          ---           ---       -----------       -----

Revenue
  U.S. customers                                    $     -        $1,960       $     -       $     -        $1,960
  International customers                                 -           159             -             -           159
Research and development expenses                     5,018         2,020           889             -         7,927
Marketing and selling expenses                            -             -             -         2,219         2,219
General and administrative expenses                       -             -             -         2,752         2,752
Losses related to subsidiaries in liquidation         1,330             -             -             -         1,330
Other income                                              -             -             -           349           349


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

7.       CONTINGENCIES:

         a. POTENTIAL REDEMPTION OF SERIES B: On July 28, 1999, the NASDAQ Stock Market, Inc. delisted the Company's common stock from the NASDAQ NMS. Management believes that as a result of events which occurred subsequent to June 30, 1999, the holders of the Series B have the option to request redemption of the Series B. If the Series B holders decide to request redemption, the Purchase Agreement appears to require that the Company pay the Series B holders approximately $3.6 million.

              Management of the Company has approached the holders of the Series B in an attempt to restructure the Series B transaction.

              Management of the Company does not believe an event was probable as of June 30, 1999 to require the accretion of additional amounts above the currently recorded book value of the Series B of $1.8 million. Based on events subsequent to June 30, 1999, including management's attempt to restructure the Series B transaction, management believes that the Company is likely to either redeem, convert or restructure the Series B in such a fashion that would result in the Company recording a charge of up to $1.8 million (or approximately $0.08 per share)to bring the recorded book value of the Series B up to a potential settlement value. However, there can be no assurances that the Company will be able to restructure the Series B transaction at terms acceptable to the Company or at all. Management's believes the best estimate of the potential settlement value to be an amount consistent with the $3.6 million redemption value stipulated in the Purchase Agreement.

         b. NEOPROBE ISRAEL: Pursuant to the Company's decision to liquidate Neoprobe Israel, management of the Company believes Neoprobe Israel may be subject to claims from the State of Israel, a bank, and various vendors (collectively, the "Creditors"). The Company continues to negotiate with the aforementioned parties and continues to believe its only contractual obligation related to Neoprobe Israel relates to the limited amount guarantee which is fully secured through restricted cash and investments. However, it is possible that the Creditors would seek to pursue claims against the Company related to potential defaults on the part of Neoprobe Israel under a judicial doctrine generally referred to as "piercing the corporate veil." In the event the Creditors were successful in making a claim under this judicial doctrine, the Company may be required to pay liabilities of Neoprobe Israel of approximately $6 million. Payment of such an amount would deplete the Company's cash, and the Company might not be able to continue operations. Management believes, based on advice from counsel, that it is unlikely that parties would prevail if such claims were brought against the Company. As such, no provision for such a contingent loss has been recorded at June 30, 1999.

8.       LIQUIDITY:

         The Company has experienced significant operating losses in each year since inception, and has an accumulated deficit of approximately $118 million as of June 30, 1999. Over the past twelve to eighteen months, the Company has made significant changes to its business plan as a result of unfavorable feedback from regulatory authorities regarding marketing applications for RIGScan CR49. The Company's previous business plan involved the expenditure of significant amounts of funds to finance research and development for the Company's RIGS and ACT initiatives. These expenditures severely depleted the Company's cash position. As of June 30, 1999, the Company had cash and cash equivalents of $2.9 million. Of this amount, approximately $1.0 million is pledged as security associated with the Company's revolving line of credit, and $1.0 million is restricted related to the debt outstanding under the financing program for the construction of Neoprobe Israel's radiolabeling facility. At June 30, 1999, the Company had access to approximately $900,000 in unrestricted funds to finance its operating activities for the remainder of 1999.

         Management of the Company expects, based on the execution of a letter of intent (the "LOI") signed with a major multi-national corporation to distribute the Company's line of gamma guided surgery products (See
         Note 9.), that the Company's liquidity position will be significantly improved and the Company will be able to achieve its previously stated goal of quarterly profitability by the fourth quarter of 1999.
         However, there can be no assurance that the Company will be able to satisfactorily complete a definitive agreement on terms consistent with the LOI, on a timely basis, or at all, or if completed that the definitive agreement will result in profitable operations. The Company has also significantly reduced operating expenses under the current business plan as compared to the previous plan which was heavily focused on radiopharmaceutical research and development activities. The Company is actively pursuing other sources of improving its projected liquidity position. Potential sources of capital include, but are not limited to, the sale of non-strategic assets. However, there can be no assurances that the Company will be able to obtain additional capital on a timely basis, in the amounts required, at terms acceptable to the Company, or at all.

9.       SUBSEQUENT EVENT:

         On August 10, 1999, the Company executed a non-binding letter of intent (the "LOI") with a major multi-national corporation (the "Counterparty") to market and distribute the Company's line of gamma guided surgical products into certain global markets. The Company hopes to complete a definitive agreement within 60 days of the execution of the LOI. If a definitive agreement is reached on terms consistent with the LOI, the Company will receive an upfront payment and the Counterparty will be required to purchase minimum quantities of the Company's products over the anticipated multi-year term of the agreement. However, a definitive agreement is contingent upon the Counterparty's due diligence. There can be no assurance that the Company will be able to satisfactorily complete a definitive agreement on terms consistent with the LOI, on a timely basis, or at all, or if completed that the definitive agreement will affect the Company's financial position and results of operations as positively as anticipated.


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


LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Through June 30, 1999, the Company's activities have resulted in an accumulated deficit of $118 million. Substantially all of the Company's efforts and resources to-date have been devoted to research and clinical development of innovative systems for the intraoperative diagnosis and treatment of cancers. These efforts were principally related to the Company's proprietary RIGS system; however, efforts since 1997 also included activities related to development of ILM-related products. Over the past eighteen months, the Company has significantly reduced operating expenses under the current business plan as compared to the previous plan which was heavily focused on radiopharmaceutical research and development activities. To-date, the Company's activities have been financed primarily through the public and private sale of equity securities.

During the first half of 1999, the Company has continued to reduce operating expenses in order to support the Company's goals of achieving operating profitability. During the first half of 1999, inventory and receivable levels remained relatively consistent with the end of 1998 based primarily on the consistent level of sales achieved over the last three quarters. Should the Company be successful in consummating a definitive agreement with a strategic partner for the global distribution of its gamma guided surgery products, the Company expects inventory and receivables levels to decline over time as the strategic relationship progresses.

Investing Activities. The Company's investing activities during the first half of 1999 involved primarily the sale of certain available-for-sale securities to fund operations. The Company engaged in similar activities in 1998. However, in the first half of 1998, the Company made significant capital expenditures on construction at Neoprobe Israel. Neoprobe Israel was founded by the Company and Rotem Industries Ltd. ("Rotem") in 1994 to construct and operate a radiolabeling facility near Dimona, Israel. Rotem, the private arm of the Israeli atomic energy authority, currently has a 5% equity interest in Neoprobe Israel and has the right to acquire an additional 4% under certain conditions related to the completion of the facility. Based on the status of the Company's marketing applications in the U.S. and Europe, and the Company's inability to find a development partner for its RIGS products, the Company decided during 1998 to suspend construction and validation activities at Neoprobe Israel. Following suspension of RIGS development activities at Neoprobe Israel and unsuccessful attempts to market the facility, the Company initiated actions during the fourth quarter of 1998 to liquidate Neoprobe Israel. The Company, therefore, adopted the liquidation basis of accounting for Neoprobe Israel as of December 31, 1998. As the Company may relinquish ownership of the facility to the bank if a suitable buyer cannot be found on a timely basis, the Company has written down the value of the fixed assets of the facility and reduced the recorded balance of the related debt to zero on the basis that the bank would assume ownership of the facility under the collateralization terms of the debt agreement. Accordingly, the consolidated balance sheet at June 30, 1999 includes $96,000 in current assets of Neoprobe Israel at their net realizable value and $893,000 in liabilities at the amounts expected to settle the obligations due.

Financing Activities. On February 16, 1999, the Company completed the private placement of $3.0 million of convertible preferred stock (i.e., the Series B). Under certain conditions, the Company may be obligated to redeem outstanding shares of Series B for $120 per share or a total of $3.6 million. Conditions under which redemption may be required include: failure to meet filing deadlines for a registration statement for common stock into which the Series B may be converted, a material breach of the purchase agreement, delisting from the NASDAQ Stock Market, a material qualification of the audit opinion on the consolidated financial statements, or the liquidation or merger of the Company or the sale of substantially all of the assets of the Company.

The Company obtained a waiver from the holders of the Series B of the redemption requirements associated with the issuance by the Company's auditors of a going concern opinion on the Company's consolidated financial statements for the year ended December 31, 1998. However, on July 28, 1999, the NASDAQ Stock Market, Inc. delisted the Company's common stock from the NASDAQ NMS. As a result of events which occurred subsequent to June 30, 1999, the holders of the Series B have the option to request redemption of the Series B. If the Series B holders decide to request redemption, the Company would be required to pay the Series B holders approximately $3.6 million. As of June 30, 1999, the Company does not have adequate funds to repay the redemption amount, if requested. Management of the Company has approached the holders of the Series B in an attempt to restructure the Series B transaction. Management of the Company does not believe an event was probable as of June 30, 1999 to require the accretion of additional amounts above the currently recorded book value of the Series B of $1.8 million. Based on events subsequent to June 30, 1999, including management's attempt to restructure the Series B transaction, management believes that the Company is likely to either redeem, convert or restructure the Series B in such a fashion that would result in the Company recording a charge of approximately $1.8 million (or approximately $0.08 per share) to bring the recorded book value of the Series B up to a potential settlement value.

Management's believes the best estimate of the potential settlement value to be an amount consistent with the $3.6 million redemption value stipulated in the Purchase Agreement.

Operational Outlook. The Company's only approved products are instruments and related products used in gamma guided surgery. The Company does not currently have a RIGS drug or ACT product approved for commercial sale in any major market. On August 10, 1999, the Company executed a non-binding letter of intent (the "LOI") with a major multi-national corporation (the "Counterparty") to market and distribute the Company's line of gamma guided surgical products into certain global markets. The Company hopes to complete of a definitive agreement within 60 days of the execution of the LOI. If a definitive agreement is reached on terms consistent with the LOI, the Company will receive an upfront payment and the Counterparty will be required to purchase minimum quantities of the Company's products over the anticipated multi-year term of the agreement. However, there can be no assurance that the Company will be able to satisfactorily complete a definitive agreement on terms consistent with the LOI, on a timely basis, or at all, or if completed that the definitive agreement will affect the Company's financial position and results of operations as positively as anticipated.

Based on the Company's current business plan that focuses Company resources on ILM through its relationship with the Counterparty, the Company currently anticipates sales activities may begin to generate positive cash flow from operations during the fourth quarter of 1999. However, there can be no assurance that the Company will be able to satisfactorily complete a definitive agreement on terms consistent with the LOI, on a timely basis, or at all, or if completed that the definitive agreement will affect the Company's financial position and results of operations as positively as anticipated.

As of June 30, 1999, the Company had cash and cash equivalents of $2.9 million. Of this amount, approximately $1.0 million is pledged as security associated with the Company's revolving line of credit and $1.0 million is restricted related to the debt outstanding under the financing program for the construction of Neoprobe Israel's radiolabeling facility. At June 30, 1999, the Company had access to approximately $900,000 in unrestricted funds to finance its operating activities for the remainder of 1999. The Company expects to continue to experience cost savings during the remainder 1999 as a result of modifications to its business plan during 1998 regarding RIGS and ACT. The Company is also attempting to sell approximately $1.5 million in non-strategic assets. However, there can be no assurance that these assets will be sold during 1999, on terms acceptable to the Company, or at all. If the Company does not receive adequate funds from the aforementioned sources, it may need to further modify its business plan and seek other financing alternatives. Such alternatives may include asset dispositions that could force the Company to further change its business plan.

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

Impact of Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 was originally required to be adopted in years beginning after June 15, 1999; however SFAS No. 137 deferred the effective date to fiscal quarters beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 effective July 1, 2000. The Statement will require companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedge asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

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

As part of its readiness plan, the Company has conducted a company-wide assessment of its Business Systems to identify elements that are not Y2K compliant. Based on the results of the assessment, the Company continues to believe that the majority of its critical Business Systems, most of which have been purchased and installed in recent years, are Y2K compliant. The Company's internal Business Systems do not have internally generated programmed software coding to correct, as substantially all of the software utilized by the Company has been recently purchased or licensed from external vendors. The Company intends to complete ongoing comprehensive testing of its Business Systems during the third quarter of 1999.

Those Business Systems that are not presently Y2K compliant are anticipated to be replaced, upgraded or modified in the normal replacement cycle prior to 2000. The Company estimates the total cost to the Company of completing any required modifications, upgrades, or replacements of its internal systems to be approximately $20,000, the majority of which has been incurred as of June 30, 1999. The Company does not believe the costs incurred to-date or remaining anticipated costs associated with its Y2K readiness plan have had or will have a material adverse effect on the Company's business. This estimate is being monitored and will be revised, as additional information becomes available.

The Company also continues communications with third parties whose Business Systems functionality could impact the Company. These communications will facilitate coordination of Y2K solutions and will permit the Company to determine the extent of which it may be vulnerable to failures of third parties to address their own Y2K issues. Because the manufacturing and distribution of the Company's products are almost entirely outsourced to other entities, the failure of these third parties to achieve Y2K compliance could have a material impact on the Company's business, financial position, results of operations and cash flows. The Company has attempted, where possible, to establish contractual requirements or request certification or other assurances regarding Y2K compliance by such third parties. However, the Company has limited control over the actions of these third parties on which the Company directly or indirectly places reliance. There can be no guarantee that such systems that are not now Y2K compliant will be timely converted to Y2K compliance.

The Company has also assessed the potential Y2K related exposure it may have with respect to gamma detection instrumentation which it has delivered to customers. The Company does not believe products it has distributed, to date or that may be distributed in the future, face any significant Y2K problems which will affect their functionality or utility by the customer. The Company provides assurances of the Y2K compliance of its products to customers at the time of sale.

The Company is in the process of developing a contingency plan with respect to the Y2K issue and intends to complete such a plan during the third quarter 1999 as part of its ongoing Y2K compliance effort.

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


Research and development expenses during the first half of 1999 were $814,000, or 15% of operating expenses. Marketing and selling expenses were $2.3 million, or 42% of operating expenses, and general and administrative expenses were $1.8 million, or 34% of operating expenses. Overall, operating expenses for the first half of 1999 decreased $8.9 million or 62% over the same period in 1998. The Company anticipates that total operating expenses for the remainder of 1999 will also decrease from 1998 levels. The Company expects research and development and general and administrative expenses to decrease from 1998 levels as a result of the modifications to the business plan adopted during 1998. Marketing expenses, as a percentage of sales, decreased to 59% of sales for the first half of 1999 from 105% of sales for the same period in 1998. The Company expects marketing and selling expenses for the remainder of 1999 to increase from 1998 levels although such expenses are expected to continue to decrease as a percentage of sales.


Three months ended June 30, 1999 and 1998


Revenues and Margins. Net sales increased $660,000 or 53% to $1.9 million during the second quarter of 1999 from $1.3 million during the same period in 1998. Sales during both periods were comprised almost entirely of sales of the Company's hand-held gamma detection instruments. Instrument sales increased as a result of the introduction during the fourth quarter of 1998 of the neo2000(TM) system and the continuing growth of the lymphatic mapping technique. Gross margins decreased to 66% of net sales in the second quarter of 1999 from 73% during the same period in 1998 due to a higher proportion of sales made in 1999 under various distributor arrangements which were not in place in 1998.


Research and Development Expenses. Research and development expenses decreased $2.8 million or 89% to $352,000 during the second quarter of 1999 from $3.2 million during the same period in 1998. Over $2.4 million of the decrease can be primarily attributed to changes to the Company's business plan implemented during 1998 which suspended substantially all research and development activities related to the Company's RIGS and ACT initiatives. Expenses during the second quarter of 1999 did include a non-cash write-off of approximately $218,000 in capitalized pre-production written off as a result of recent accounting recommendations issued by the EITF.


Marketing and Selling Expenses. Marketing and selling expenses were consistent between the periods increasing only $12,000 or 1% during the second quarter of 1999 compared to the same period in 1998. However, marketing expenses, as a percentage of sales, decreased to 59% of sales for the second quarter of 1999 from 89% of sales for the same period in 1998. These results reflect lower internal marketing expense levels during the second quarter of 1999 as compared to the same period in 1998 offset by increases in marketing partner commissions over the same periods.


General and Administrative Expenses. General and administrative expenses decreased $515,000 or 39% to $811,000 during the second quarter of 1999 from $1.3 million during the same period in 1998. The decrease was primarily a result reductions in headcount and other overhead costs such as space costs, taxes and insurance.


Other Income. Other income decreased $129,000 or 104% to a loss of $5,000 during the second quarter of 1999 compared to other income of $124,000 during the same period in 1998. Other loss during the second quarter of 1999 consisted primarily of net interest expense in excess of interest income, while other income during the second half of 1998 consisted primarily of interest income. The Company's interest income declined due to overall average levels of investments during the second quarter of 1999 as compared to the same period of 1998.


Losses related to subsidiaries in liquidation. The costs decreased $290,000 or 43% to $388,000 during the second quarter of 1999 from $679,000 during the same period in 1998. During 1999, the charges relate to interest and other overhead costs incurred during the wind-down process. Costs in 1998 represent the reclassified costs of operating the Company's two international subsidiaries prior to the decision to shutdown and liquidate the two companies.

Six months ended June 30, 1999 and 1998


Revenues and Margins. Net sales increased $1.7 million or 81% to $3.8 million during the first half of 1999 from $2.1 million during the same period in 1998. Sales during both periods were comprised almost entirely of sales of the Company's hand-held gamma detection instruments. Instrument sales increased as a result of the introduction during the fourth quarter of 1998 of the neo2000(TM) system and the continuing growth of the lymphatic mapping technique. Gross margins decreased to 67% of net sales in the first half of 1999 from 73% during the same period in 1998 due to a higher proportion of sales made in 1999 under various distributor arrangements which were not in place in 1998.


Research and Development Expenses. Research and development expenses decreased $7.1 million or 90% to $814,000 during the first half of 1999 from $7.9 million during the same period in 1998. Approximately $5.9 million of the decrease is primarily a result of changes to the Company's business plan implemented during 1998 which suspended substantially all research and development activities related to the Company's RIGS and ACT initiatives. An additional $1.2 million of the decrease is due to expenses incurred during the first half of 1998 related to the neo2000 system and related devices which were commercially launched during the fourth quarter of 1998. Expenses during the first half of 1999 did include a non-cash write-off of approximately $218,000 in capitalized pre-production written off as a result of recent accounting recommendations issued by the EITF.


Marketing and Selling Expenses. Marketing and selling expenses increased $39,000 or 2% during the first half of 1999 compared to the same period in 1998. However, marketing expenses, as a percentage of sales, decreased to 59% of sales for the first half of 1999 from 105% of sales for the same period in 1998. These results reflect lower internal marketing expense levels during the first half of 1999 as compared to the same period in 1998 offset by increases in marketing partner commissions over the same periods.


General and Administrative Expenses. General and administrative expenses decreased $935,000 or 34% to $1.8 million during the first half of 1999 from $2.8 million during the same period in 1998. The decrease was primarily a result reductions in headcount and other overhead costs such as space costs, taxes and insurance.


Other Income. Other income decreased $272,000 or 78% to $76,000 during the first half of 1999 from $349,000 during the same period in 1998. Other income during the first half of 1999 consisted primarily of gains from settlement of liabilities at less than their face value, while other income during the first half of 1998 consisted primarily of interest income. The Company's interest income declined due to overall average levels of investments during the first half of 1999 as compared to the same period of 1998.


Losses related to subsidiaries in liquidation. The costs decreased $855,000 or 64% to $475,000 from $1.3 million during the same period in 1998. During 1999, the charges relate to interest and other overhead costs incurred during the wind-down process. Costs in 1998 represent the reclassified costs of operating the Company's two international subsidiaries prior to the decision to shutdown and liquidate the two companies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not currently use derivative financial instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for its debt instruments or investment securities. As of June 30, 1999 and December 31, 1998, the Company had, excluding convertible preferred stock, outstanding debt securities of $1.3 million and $1.5 million respectively. These debt securities consisted primarily of a variable rate line of credit and fixed rate financing instruments, with average interest rates of 7.5% and 7% at June 30, 1999, respectively. At June 30, 1999 and December 31, 1998, the fair market values of these debt instruments approximated their carrying values. A hypothetical 100-basis point change in interest rates would not have a material effect on cash flows, income or market values.

The Company has maintained investment portfolios of available-for-sale corporate and U.S. government debt securities purchased with proceeds from the Company's public and private placements of equity securities. At December 31, 1998, the Company held $449,000 of these available-for-sale securities; however, all such securities were sold during the six months ended June 30, 1999.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         On February 16, 1999, the Registrant entered into a Preferred Stock and Warrant Purchase Agreement ("Preferred Stock Agreement") with The Aries Master Fund, a Cayman Island exempted company, and The Aries Domestic Fund, L.P. (collectively "Aries") under which the Registrant sold 30,000 shares of Series B Preferred Stock and Warrants to purchase 2,912,621 shares of Common Stock to Aries for $3,000,000. A Certificate of Designations of Series B Preferred Stock ("Certificate") of the Registrant dated February 16, 1999 is the legal instrument that states the terms of the Series B Preferred Stock.

         While the Registrant does not believe that any event has occurred necessitating disclosures under this Item 3, certain events have occurred, or are likely to occur, which may be deemed defaults under the Preferred Stock Agreement and the Certificate as discussed in more detail in Management's Discussion and Analysis contained in Part I of this Form 10-Q.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         An annual meeting of the stockholders of the Registrant was held on May 19, 1999, adjourned and reconvened on June 17, 1999. The matters voted upon at the annual meeting and the final results of the votes are set forth below.

                  (i) Michael P. Moore was elected a director to serve for a term of three years; 22,212,109 shares were voted for his election and 267,472 shares withheld authority.

                  (ii) The issuance of securities which are convertible into, or which are exercisable for, shares of Common Stock representing more than 20% of the Registrant's outstanding common Stock was approved; 7,429,782 shares were voted for approval, 469,306 shares were voted against approval, 111,266 shares abstained, and 14,469,227 shares were not voted.

                  (iii) An insufficient number of votes were cast for the approval of alternative proposals to amend the Registrant's Restated Certificate of Incorporation to combine shares of Common Stock in order to give such approval; 10,042,019 shares were voted for approval, 321,515 shares were voted against approval, 103,621 shares abstained, and 12,062,247 shares were not voted.

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

                  10. MATERIAL CONTRACTS

                  Exhibit 10.2.50

                  Restricted Stock Agreement dated April 30, 1999 between the Registrant and David C. Bupp. This Agreement is one of three substantially identical agreements and is accompanied by a schedule identifying the other agreements omitted and setting forth the material details in which such agreements differ from the one that is filed herewith.

                  Page 25 in the manually signed original.

                  11. STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

                  Exhibit 11.1

                  Computation of Net Loss Per Share.

                  Page 30 in the manually signed original.

                  27. FINANCIAL DATE SCHEDULE

                  Exhibit 27.1

                  Financial Data Schedule (submitted electronically for SEC information only).

         (b)      REPORTS ON FORM 8-K.

                  No current report on Form 8-K was filed by the Registrant during the second quarter of fiscal 1999.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NEOPROBE CORPORATION
        (the "Registrant")
        Dated: August 14, 1999

                              By: /s/ David C. Bupp
                                  ------------------------------------
                                      David C. Bupp,
                                      President and Chief Executive Officer
                                      (duly authorized officer; principal
                                      executive officer)


                              By: /s/ Brent Larson
                                  ------------------------------------
                                      Brent Larson
                                      Vice President, Finance and Administration
                                      (principal financial and accounting
                                      officer)

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

Exhibit 10.2.50

Restricted Stock Agreement dated April 30, 1999 between the Registrant and David
C. Bupp. This Agreement is one of three substantially identical agreements and is accompanied by a schedule identifying the other agreements omitted and setting forth the material details in which such agreements differ from the one that is filed herewith.

Exhibit 11.1

Computation of Net Loss Per Share.

Exhibit 27.1

Financial Data Schedule (submitted electronically for SEC information only).

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                         ------------------------------




                              NEOPROBE CORPORATION



                         ------------------------------



                           FORM 10-Q QUARTERLY REPORT


                          FOR THE FISCAL QUARTER ENDED:

                                  JUNE 30, 1999



                         ------------------------------


                                    EXHIBITS


                         ------------------------------