Form 10-Q
period 1999-09-30
NEOPROBE CORP
filed 1999-11-12
CIK 810509

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


   (Mark One)

     [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1999


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

                                Yes |X|      No___


          23,047,644 SHARES OF COMMON STOCK, PAR VALUE $.001 PER SHARE (Number of shares of issuer's common equity outstanding as of the close of business on November 1, 1999

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEOPROBE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS



ASSETS                                                            SEPTEMBER 30,           DECEMBER 31,
                                                                       1999                   1998
                                                                -------------------    --------------------
Current assets:
    Cash and cash equivalents                                          $ 4,783,354              $3,054,936
    Available-for-sale securities                                                -                 448,563
    Accounts receivable, net                                             1,914,199               2,069,633
    Inventory                                                            1,944,460               1,578,912
    Prepaid expenses                                                       414,875                 720,420
    Other current assets                                                    39,830                 147,008
                                                                -------------------    --------------------

           Total current assets                                          9,096,718               8,019,472
                                                                -------------------    --------------------

Investment in affiliates                                                 1,500,000               1,500,000

Property and equipment                                                   3,085,859               3,073,931
    Less accumulated depreciation and amortization                       1,904,816               1,654,661
                                                                -------------------    --------------------

                                                                         1,181,043               1,419,270
                                                                -------------------    --------------------

 Intangible assets, net                                                    776,911                 773,863
 Other assets                                                                1,552                 281,594
                                                                -------------------    --------------------

         Total assets                                                 $ 12,556,224            $ 11,994,199
                                                                ===================    ====================



CONTINUED

NEOPROBE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, CONTINUED



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                            SEPTEMBER 30,           DECEMBER 31,
                                                                               1999                   1998
                                                                        -------------------    -------------------
Current liabilities:
   Line of credit                                                               $  480,000            $ 1,000,000
   Notes payable to finance company                                                      -                242,163
   Capital lease obligations, current                                               98,831                 99,539
   Unearned license fees, current                                                  800,000                      -
   Accounts payable                                                              1,398,280              2,857,717
   Accrued liabilities                                                           3,247,892              2,813,321
                                                                        -------------------   --------------------

          Total current liabilities                                              6,025,003              7,012,740
                                                                        -------------------   --------------------


   Capital lease obligations                                                        82,146                155,816
   Unearned license fees                                                         3,200,000                      -
                                                                        -------------------   --------------------

           Total liabilities                                                     9,307,149              7,168,556
                                                                        -------------------   --------------------

Commitments and contingencies                                                            -                      -

Redeemable convertible preferred stock:
   Series B; $.001 par value; 63,000 shares and no shares
     authorized at September 30, 1999 and
     December 31, 1998, respectively; 30,000 shares and
     no shares issued and outstanding at September 30, 1999
     and December 31, 1998,  respectively                                        3,708,036                      -



Stockholders' equity (deficit):
   Preferred stock; $.001 par value; 5,000,000 shares
     authorized at September 30, 1999 and
     December 31, 1998; none issued and outstanding
     (500,000 shares designated as Series A, $.001 par
     value, at September 30, 1999 and December 31, 1998;
     none outstanding)                                                                   -                      -
  Common stock; $.001 par value; 50,000,000 shares
     authorized;  23,046,644 shares issued and
     outstanding at September 30, 1999; 22,887,910
     shares issued and outstanding at December 31, 1998                             23,047                 22,888
   Additional paid-in capital                                                  119,419,704            120,272,899
   Accumulated deficit                                                       (119,814,294)          (115,395,283)
   Accumulated other comprehensive loss                                           (87,418)               (74,861)
                                                                        -------------------   --------------------

          Total stockholders' equity (deficit)                                   (458,961)              4,825,643
                                                                        -------------------   --------------------

              Total liabilities and stockholders' equity                      $ 12,556,224           $ 11,994,199
                                                                        ===================   ====================


           See accompanying notes to consolidated financial statements

NEOPROBE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                SEPTEMBER 30,                            SEPTEMBER 30,
                                                           1999                1998                1999                 1998
                                                     -----------------    ----------------    ---------------     -----------------
Net sales                                                 $ 1,400,785         $ 1,702,338        $ 5,226,406           $ 3,821,262
Cost of goods sold                                            468,553             454,024          1,745,476             1,019,081
                                                     -----------------    ----------------    ---------------     -----------------
   Gross profit                                               932,232           1,248,314          3,480,930             2,802,181
                                                     -----------------    ----------------    ---------------     -----------------

Operating expenses:
  Research and development                                     77,807           2,732,569            892,103            10,659,296
  Marketing and selling                                     1,623,874           1,561,904          3,881,296             3,780,418
  General and administrative                                1,077,589           1,256,487          2,893,814             4,008,141
  Losses related to subsidiaries in liquidation                     -           1,441,974            475,231             2,772,294
                                                     -----------------    ----------------    ---------------     -----------------
     Total operating expenses                               2,779,270           6,992,934          8,142,444            21,220,149
                                                     -----------------    ----------------    ---------------     -----------------

Loss from operations                                      (1,847,038)         (5,744,620)        (4,661,514)          (18,417,968)
                                                     -----------------    ----------------    ---------------     -----------------

Other income (expense):
  Interest income                                              15,916             105,861             63,906               555,317
  Interest expense                                           (25,838)           (100,886)           (68,783)             (152,982)
  Other                                                       176,139             134,682            247,380                86,002
                                                     -----------------    ----------------    ---------------     -----------------
     Total other income (expense)                             166,217             139,657            242,503               488,337
                                                     -----------------    ----------------    ---------------     -----------------

Net loss                                                  (1,680,821)         (5,604,963)        (4,419,011)          (17,929,631)
                                                     -----------------    ----------------    ---------------     -----------------

Conversion discount on preferred stock                              -                   -          1,795,775                     -
Accretion to potential redemption value                     1,804,225                   -          1,804,225                     -
Preferred stock dividend requirements                          51,786                   -            108,036                     -
                                                     -----------------    ----------------    ---------------     -----------------

Loss attributable to common stockholders                $ (3,536,832)       $ (5,604,963)     $  (8,127,047)        $ (17,929,631)
                                                     =================    ================    ===============     =================

Loss per common share
   (basic and diluted)
                                                           $   (0.15)           $  (0.24)         $   (0.35)           $    (0.79)
                                                     =================    ================    ===============     =================

Weighted average shares
   outstanding during the period
   (basic and diluted)                                     23,044,405          22,884,528         22,988,908            22,823,382
                                                     =================    ================    ===============     =================


           See accompanying notes to consolidated financial statements

NEOPROBE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                       1999                   1998
                                                                -------------------    --------------------
Net cash used in operating activities                                  $ (631,700)          $ (18,674,539)

Cash flows from investing activities:
   Purchases of available-for-sale securities                                    -             (1,738,512)
   Proceeds from sales of available-for-sale securities                    443,729               3,741,357
   Maturities of available-for-sale securities                               4,467              11,050,000
   Purchases of property and equipment                                    (67,065)             (2,405,865)
   Proceeds from sales of property and equipment                            23,439                       -
   Patent costs                                                           (21,195)               (430,870)
                                                                -------------------    --------------------

      Net cash provided by investing activities                            383,375              10,216,110
                                                                -------------------    --------------------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                 145                 196,343
   Proceeds from issuance of redeemable convertible
      preferred stock, net                                               2,818,065                       -
   Proceeds from line of credit                                            480,000                 700,000
   Payments under line of credit                                       (1,000,000)               (275,750)
   Payments under notes payable                                          (242,163)               (202,615)
   Payments under capital leases                                          (74,378)               (118,271)
   Proceeds from long-term debt                                                  -               2,666,118
                                                                -------------------    --------------------

      Net cash provided by financing activities                          1,981,669               2,965,825
                                                                -------------------    --------------------

Effect of exchange rate changes on cash                                   ( 4,926)                 (6,169)
                                                                -------------------    --------------------

      Net increase (decrease) in cash and cash equivalents               1,728,418             (5,498,773)

Cash and cash equivalents at beginning of period                         3,054,936               9,921,025
                                                                -------------------    --------------------

Cash and cash equivalents at end of period                             $ 4,783,354             $ 4,422,252
                                                                ===================    ====================

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION:

         The information presented for September 30, 1999 and 1998, and for the periods then ended is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) which the management of Neoprobe Corporation (the "Company") believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results for the interim period are not necessarily indicative of results to be expected for the year. The financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998, which were included as part of the Company's Annual Report on Form 10-K, as amended. Certain 1998 amounts have been reclassified to conform with the 1999 presentation.


2. COMPREHENSIVE INCOME (LOSS): Other comprehensive income (loss) consists of the following:


                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            SEPTEMBER 30,                      SEPTEMBER 30,
                                                           1999          1998             1999            1998
                                                           ----          ----             ----            ----

         Net loss                                       $1,680,821     $5,604,963       $4,419,011     $17,929,631

         Foreign currency translation adjustment            11,134       (15,224)           12,338         (5,202)
         Unrealized (gains) losses on securities                 -       (11,737)              219        (23,169)

                                                     -------------- --------------    ------------- ---------------
         Other comprehensive loss                       $1,691,955     $5,578,002       $4,431,568     $17,901,260
                                                     ============== ==============    ============= ===============


3.       INVENTORY:

         The components of inventory are as follows:

                                                                          SEPTEMBER 30,           DECEMBER 31,
                                                                              1999                    1998
                                                                         ----------------       -----------------

                        Materials and component parts                         $  140,314              $  277,505
                        Finished goods                                         1,804,146               1,301,407
                                                                         ----------------       -----------------
                                                                             $ 1,944,460             $ 1,578,912
                                                                         ================       =================

4.       DEBT:

         At December 31, 1998, the Company had a $1 million revolving line of credit arrangement with a bank, which was secured by $1 million in pledged cash and investments of the Company. This line of credit expired under its terms on August 31, 1999. During August 1999, the Company negotiated a new line of credit with another bank. The new line of credit matures on December 31, 1999, provides for a maximum outstanding principal of $500,000 and bears interest at the bank's prime rate plus one percent. The new line of credit is secured by the assets of the Company, excluding intellectual property and equipment related to the Company's ILM technology. As of September 30, 1999, $480,000 was outstanding under the new line of credit.

5.       EQUITY:

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

              The Company is required to pay a cumulative 5% annual dividend on the Series B. Dividends accrue daily and are payable on each six-month and one-year anniversary of the initial closing. Neoprobe has the option of paying these dividends in cash or in shares of common stock. On any day the common stock trades below $0.55 per share, the annual dividend rate will be 10%. The dividends are recorded as incremental yield to the preferred stockholders in the Company's loss per share calculation and are included in the carrying value of the Series B at September 30, 1999.

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

              Holders of the Series B (the "Series B Holders") have certain liquidation preferences over other stockholders under certain provisions as defined in the Purchase Agreement and have the right to cast the same number of votes as if the owner had converted on the record date.

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

              The Company obtained a waiver from the Series B Holders related to redemption requirements associated with the issuance by the Company's auditors of a going concern opinion on the Company's consolidated financial statements for the year ended December 31, 1998. However, on July 28, 1999, the NASDAQ Stock Market, Inc. delisted the Company's common stock from the NASDAQ National Market System ("NASDAQ NMS"). Management believes that the likelihood that the Series B Holders will request redemption has increased as a result of the delisting and other events that occurred during the third quarter of 1999. Accordingly, the Company recorded a charge of $1.8 million during the quarter ended September 30, 1999 to accrete the originally recorded book value of $1.8 million up to the potential redemption value, stipulated in the Purchase Agreement, of $3.6 million.

           b. STOCK OPTIONS: During the first quarter of 1999, the Board granted options to employees and certain directors of the Company under the 1996 Stock Incentive Plan (the "Plan") for 412,500 shares of common stock, exercisable at $1.25 per share, vesting over three to four years. During the second quarter of 1999, the Board of Directors granted 105,000 options to non-employee directors under the Plan, exercisable at $0.72 per share, in lieu of waived cash compensation. As of September 30, 1999, the Company has 1.4 million options outstanding under two stock option plans. Of the outstanding options, 614,000 options have vested as of September 30, 1999, at an average exercise price of $6.49 per share.


6.       SEGMENTS AND SUBSIDIARIES INFORMATION:

         Prior to the changes in the Company's business plan made starting in early 1998 and continuing through September 30, 1999, the Company's business was operated based on product development initiatives started under the Company's prior business plan. These strategic initiatives originally included development and commercialization of: hand-held gamma detection instruments currently used primarily in the application of Intraoperative Lymphatic Mapping ("ILM"), diagnostic radiopharmaceutical products to be used in the Company's proprietary RIGS(R) (radioimmunoguided surgery) process, and a therapeutic process using a patient's own cancer fighting cells referred to as Activated Cellular Therapy ("ACT"). The Company's current business plan focuses primarily on the hand-held gamma detection instruments while efforts are carried out to find partners or licensing parties to fund RIGS and ACT research, development and commercialization activities.

         The Company's United States operations included activities for 1998 and prior years that benefited all three strategic initiatives. The suspended RIGS initiative included the operations of the Company's two subsidiaries, Neoprobe Europe AB ("Neoprobe Europe") and Neoprobe (Israel) Ltd. ("Neoprobe Israel"). Neoprobe Europe was acquired in 1993 primarily to perform a portion of the manufacturing process of the monoclonal antibody used in the first RIGS product to be used for colorectal cancer, RIGScan CR49. Neoprobe Israel was founded to radiolabel RIGScan CR49. Neoprobe Europe and Neoprobe Israel also both performed limited research and development activities related to the Company's RIGS process on behalf of the Company.

         Under Statement of Financial Accounting Standards ("SFAS") No. 131, neither subsidiary has been considered a segment. Both Neoprobe Europe and Neoprobe Israel have been accounted for under the liquidation method of accounting as of December 31, 1998. The results of the operations of Neoprobe Europe and Neoprobe Israel for 1998, as well as the effects of adjustment of their related assets in conformity with the liquidation basis of accounting, have been reclassified from prior year presentations to be presented as losses relating to subsidiaries in liquidation in the consolidated statements of operations. Accordingly, the consolidated balance sheet includes $13,000 and $96,000 in current assets at their net realizable values and $4,000 and $893,000 in liabilities at the amounts expected to settle the obligations due as of September 30, 1999 related to Neoprobe Europe and Neoprobe Israel, respectively. Neoprobe Europe is expected to file its final liquidation reports with the Swedish government as of October 31, 1999 at which time any residual net assets will be returned to the Company by the liquidator. The Company also believes that the appointment of a Receiver for Neoprobe Israel on October 24, 1999 (See Note 8.) may result in the settlement of the liabilities of Neoprobe Israel at substantially less than their recorded values. However, there can be no assurance that a settlement will occur, or if it occurs, that the settlement will result in a gain for the Company.

         The information in the following table is derived directly from the segments' internal financial reporting used for corporate management purposes. The expenses attributable to corporate activity, including amortization and interest, and other general and administrative costs are not allocated to the individual segments.


         Three months ended September 30, 1999 and 1998


              ($ AMOUNTS IN THOUSANDS)                                   THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                                  RIGS         ILM         ACT    UNALLOCATED        TOTAL
                                                                  ----         ---         ---    -----------        -----
              Revenue
                U.S. customers                                    $  -      $1,229       $   -         $    -      $ 1,229
                International customers                              -         172           -              -          172
              Research and development expenses                      -          78           -              -           78
              Marketing and selling expenses                         -       1,624           -              -        1,624
              General and administrative expenses                    -           -           -          1,078        1,078
              Losses related to subsidiaries  in liquidation         -           -           -              -            -
              Other income                                           -           -           -            166          166

                                                                         THREE MONTHS ENDED SEPTEMBER 30, 1998

                                                                  RIGS         ILM         ACT  UNALLOCATED          TOTAL
                                                                  ----         ---         ---  -----------          -----
              Revenue
                U.S. customers                                    $  -     $ 1,621       $   -         $    -      $ 1,621
                International customers                              -          81           -              -           81
              Research and development expenses                  1,650         707         376              -        2,733
              Marketing and selling expenses                         -       1,562           -              -        1,562
              General and administrative expenses                    -           -           -          1,256        1,256
              Losses related to subsidiaries in liquidation      1,442           -           -              -        1,442
              Other income                                           -           -           -            140          140

         Nine months ended September 30, 1999 and 1998

              ($ AMOUNTS IN THOUSANDS)                                    NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                  RIGS         ILM         ACT    UNALLOCATED        TOTAL
                                                                  ----         ---         ---    -----------        -----
              Revenue
                U.S. customers                                    $  -      $4,107       $   -         $    -      $ 4,107
                International customers                              -       1,119           -              -        1,119
              Research and development expenses                      -         892           -              -          892
              Marketing and selling expenses                         -       3,881           -              -        3,881
              General and administrative expenses                    -           -           -          2,894        2,894
              Losses related to subsidiaries  in liquidation       475           -           -              -          475
              Other income                                           -           -           -            243          243

                                                                          NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                  RIGS         ILM         ACT  UNALLOCATED          TOTAL
                                                                  ----         ---         ---  -----------          -----
              Revenue
                U.S. customers                                    $  -     $ 3,581       $   -         $    -      $ 3,581
                International customers                              -         240           -              -          240
              Research and development expenses                  6,667       2,727       1,265              -       10,659
              Marketing and selling expenses                         -       3,780           -              -        3,780
              General and administrative expenses                    -           -           -          4,008        4,008
              Losses related to subsidiaries in liquidation      2,772           -           -              -        2,772
              Other income                                           -           -           -            488          488


7.       AGREEMENTS:

         In April 1998, the Company executed a non-exclusive Sales and Marketing Agreement with Ethicon Endo-Surgery, Inc. ("EES"), a subsidiary of Johnson & Johnson, to market and promote certain of the Company's line of hand-held gamma detection instruments. On January 29, 1999, the Company provided EES with notice of the Company's intent to terminate the Agreement effective March 1, 1999.

         Effective February 1, 1999, the Company executed a Sales and Marketing Agreement with KOL BioMedical Instruments, Inc. ("KOL") to market the Company's current and future gamma guided surgery products in the U.S. The Company terminated the Sales and Marketing Agreement with KOL effective October 31, 1999. In connection with the termination, the Company agreed to pay KOL any outstanding commission amounts due as well as a fee to terminate the agreement. The $700,000 termination fee was accrued at September 30, 1999 and is included in Marketing and selling expenses for the quarter then ended. The Company also agreed to repurchase any unsold demonstration units that had been purchased by KOL for approximately $1 million.

         The Company entered into a new Distribution Agreement (the "Agreement") with EES effective October 1, 1999 for an initial five-year term with options to extend for two successive two-year terms. Under the Agreement, the Company will manufacture and sell its ILM products (the "Products") exclusively to EES who will distribute the Products globally. EES agreed to purchase minimum quantities of the Company's Products over the first three years of the term of the Agreement and to reimburse the Company for certain research and development costs and a portion of the Company's warranty costs. EES also agreed to purchase the demonstration units returned from KOL. The Company is obligated to continue certain product maintenance activities and to provide ongoing regulatory support for the Products.

         EES may terminate the Agreement if the Company fails to supply Products for specified periods, commits a material breach of the Agreement, suffers a change of control of the Company, or becomes insolvent. If termination is due to failure to supply or a material breach by the Company, EES would have the right to use the Company's intellectual property and regulatory information to manufacture and sell the Products exclusively on a global basis for the remaining term of the Agreement with no additional financial obligation to the Company. If termination is due to insolvency or a change of control that does not affect supply of the Products, EES has the right to continue to sell the Products on an exclusive global basis for a period of six months or require the Company to repurchase any unsold Product in its inventory.

         Under the Agreement, Ethicon received a non-exclusive, worldwide paid-up license (the "License") to the Company's ILM intellectual property to make and sell other products that may be developed using the Company's ILM intellectual property. The term of the License is the same as that of the Agreement. EES paid the Company a non-refundable license fee of $4 million. The Company intends to recognize the license fee as revenue over the five-year initial term of the Agreement. If the Agreement is terminated by the Company as a result of a material breach by EES, EES would be required to pay the Company a royalty on all products developed and sold by EES using the Company's ILM intellectual property. In addition, the Company is entitled to a royalty on any ILM product commercialized by EES that does not infringe any of the Company's existing intellectual property.


8.       CONTINGENCIES:

         a. POTENTIAL REDEMPTION OF SERIES B: On July 28, 1999, the NASDAQ Stock Market, Inc. delisted the Company's common stock from the NASDAQ NMS. Management believes that as a result of events which occurred subsequent to June 30, 1999, the holders of the Series B have the option to request redemption of the Series B. If the Series B holders decide to request redemption, the Purchase Agreement would appear to require the Company to pay the Series B holders approximately $3.6 million. Management of the Company has approached the holders of the Series B in an attempt to restructure the Series B transaction. However, there can be no assurances that the Company will be able to restructure the Series B transaction at terms acceptable to the Company or at all. Management believes the best estimate of the potential settlement value to be an amount consistent with the $3.6 million redemption value stipulated in the Purchase Agreement.

         b. NEOPROBE ISRAEL: Pursuant to the Company's decision to liquidate Neoprobe Israel, management of the Company believes Neoprobe Israel may be subject to claims from the State of Israel, a bank, and various unsecured vendors. On October 17, 1999 one of the unsecured vendors filed a motion with the Israeli courts for a "winding up" of Neoprobe Israel. On October 24, 1999, based on the bank's secured interest in the facility, the Israeli courts appointed a representative of the bank as Receiver for Neoprobe Israel. The appointment of a Receiver has superceded the motion from the unsecured vendor. The Company expects the Receiver to attempt to sell the facility and/or its equipment and to use any proceeds to repay the creditors of Neoprobe Israel to the extent possible. Management of the Company continues to believe that Neoprobe Corporation's only ongoing contractual obligation related to Neoprobe Israel relates to the limited amount guarantee which is fully secured through $993,000 in restricted cash and investments on deposit with the bank. However, it is possible that the Company may be subject to additional claims related to Neoprobe Israel. Management does not believe such claims, if any, would have a material adverse affect on the Company's financial position or results of operations.


9.       LIQUIDITY:

         Through September 30, 1999, the Company's activities have resulted in an accumulated deficit of $120 million. However, beginning in the first half of 1998, the Company began a series of changes to its business plan. Since that time, the Company has continued to modify its business plan to one that is almost solely focused on the continued development of the Company's ILM business. As of September 30, 1999, the Company had cash and cash equivalents of $4.8 million. This amount includes the $4 million up-front license payment received from EES. Of the $4.8 million, approximately $1.0 million is restricted related to the debt outstanding under the financing program for the construction of Neoprobe Israel's radiolabeling facility. At September 30, 1999, the Company had access to approximately $3.8 million in unrestricted funds to finance its operating activities. The Company expects to generate positive cash flow from operations in the near term, possibly as early as the fourth quarter of 1999, as a result of the Distribution Agreement with EES. However, there can be no assurances that the Company will achieve the volume of sales anticipated in connection with the Agreement, or if achieved that the margin on such sales will be adequate to produce positive operating cash flow. The Company expects to continue to experience cost savings during the fourth quarter of 1999 as a result of the transfer of marketing responsibilities for the Company's ILM products to EES. The Company is also attempting to sell its $1.5 million investment in XTL Biopharmaceuticals Ltd. However, there can be no assurance that this asset will be sold during 1999, on terms acceptable to the Company, or at all. The Company believes that the aforementioned cash balances and sources of future cash flow are adequate for the Company to continue operating for the foreseeable future. If the Company does not receive adequate funds from the aforementioned sources, it may need to further modify its business plan and seek other financing alternatives. Such alternatives may include asset dispositions that could force the Company to further change its business plan.


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


LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Through September 30, 1999, the Company's activities have resulted in an accumulated deficit of $120 million. Substantially all of the Company's efforts and resources through early 1999 were devoted to research and clinical development of innovative systems for the intraoperative diagnosis and treatment of cancers. These efforts were principally related to the Company's proprietary RIGS system. Efforts in recent years also included activities related to development of the Company's ACT process and ILM products. To-date, the Company's activities have been financed primarily through the public and private sale of equity securities.

Beginning in the first half of 1998, due primarily to feedback received from regulatory authorities in the U.S. and Europe related to the Company's applications for marketing approval for its RIGScan CR49 product, the Company began a series of changes to its business plan. Since that time, the Company has continued to modify its business plan to one that is almost solely focused on the continued development of the Company's ILM business. During the first nine months of 1999, the Company has continued the operating expense reduction efforts started in 1998 and has almost entirely eliminated non-ILM-related research and development activities. To further support the Company's goal of achieving operating profitability, the Company entered into a multi-year Distribution Agreement with EES, a subsidiary of Johnson & Johnson, effective October 1, 1999. As a result of entering the Agreement, the Company expects to achieve operating profitability in the near term, possibly as early as the fourth quarter of 1999. However, there can be no assurances that the Company will achieve the volume of sales anticipated in connection with the Agreement, or if achieved, that the margin on such sales will be adequate to achieve operating profitability in the near term, or at all. In order to support the anticipated increase in demand for the Company's ILM products expected in connection with entering the Agreement, the Company increased its inventory levels during the third quarter of 1999. However, the Company expects both inventory and receivable levels to decrease over time as the strategic relationship progresses and the Company manages its production and sales to meet EES's ongoing needs.

Investing Activities. The Company's investing activities during the first nine months of 1999 involved primarily the sale of certain available-for-sale securities to fund operations. The Company engaged in similar activities in 1998. However, in the first nine months of 1998, the Company made significant capital expenditures on construction at Neoprobe Israel. Neoprobe Israel was founded by the Company and Rotem Industries Ltd. ("Rotem") in 1994 to construct and operate a radiolabeling facility near Dimona, Israel. Rotem, the private arm of the Israeli atomic energy authority, owns a 5% equity interest in Neoprobe Israel. Based on the status of the Company's marketing applications in the U.S. and Europe, and the Company's inability to find a development partner for its RIGS products, the Company decided during 1998 to suspend construction and validation activities at Neoprobe Israel. Following suspension of RIGS development activities at Neoprobe Israel and unsuccessful attempts to market the facility, the Company initiated actions during the fourth quarter of 1998 to liquidate Neoprobe Israel. The Company, therefore, adopted the liquidation basis of accounting for Neoprobe Israel as of December 31, 1998. As the Company anticipated that Neoprobe Israel may have to relinquish ownership of the facility to the bank if a suitable buyer cannot be found on a timely basis, the Company wrote down the value of the fixed assets of the facility and reduced the recorded balance of the related debt to zero on the basis that the bank would assume ownership of the facility under the collateralization terms of the debt agreement. On October 24, 1999, due to the bank's secured interest in the facility, the Israeli courts appointed a representative of the bank as Receiver for Neoprobe Israel. The Company expects the Receiver to attempt to sell the facility and/or its equipment and to use any proceeds to repay the creditors of Neoprobe Israel to the extent possible. Management of the Company continues to believe that Neoprobe Corporation's only ongoing contractual obligation related to Neoprobe Israel relates to the limited amount guarantee which is fully secured through $993,000 in restricted cash and investments and that the appointment of a Receiver for Neoprobe Israel may result in the settlement of the liabilities of Neoprobe Israel at substantially less than their recorded values. However, there can be no assurance that a settlement will occur, or if it occurs, that the settlement will result in a gain for the Company. It is also possible that the Company may be subject to additional claims related to Neoprobe Israel. Management does not believe such claims, if any, would have a material adverse affect on the Company's financial position or results of operations.

Financing Activities. On February 16, 1999, the Company completed the private placement of $3.0 million of convertible preferred stock (i.e., the Series B). Under certain conditions, the Company may be obligated to redeem outstanding shares of Series B for $120 per share (or a total of $3.6 million). Conditions under which redemption may be required include: failure to meet filing deadlines for a registration statement for common stock into which the Series B may be converted, delisting from the NASDAQ Stock Market, a material qualification of the audit opinion on the consolidated financial statements, or the liquidation or merger of the Company or the sale of substantially all of the assets of the Company.

The Company obtained a waiver from the Series B Holders related to redemption requirements associated with the issuance by the Company's auditors of a going concern opinion on the Company's consolidated financial statements for the year ended December 31, 1998. However, on July 28, 1999, the NASDAQ Stock Market, Inc. delisted the Company's common stock from the NASDAQ National Market System ("NASDAQ NMS"). Management believes that the likelihood that the Series B Holders will request redemption of the Series B increased as a result of the delisting and other events that occurred during the third quarter of 1999. Accordingly, the Company recorded a charge of $1.8 million during the quarter ended September 30, 1999 to accrete the originally recorded book value of $1.8 million up to the potential redemption value of $3.6 million.

Operational Outlook. The Company's only approved products are instruments and related products used in gamma guided surgery. The Company does not currently have a RIGS drug or ACT product approved for commercial sale in any major market. The Company entered into a Distribution Agreement (the "Agreement") with Ethicon Endo-Surgery, Inc. ("EES"), a subsidiary of Johnson & Johnson, effective October 1, 1999, for an initial five-year term with options, on the part of EES, to extend for two successive two-year terms. Under the Agreement, the Company will manufacture and sell its ILM products (the "Products") exclusively to EES who will distribute the Products globally. EES agreed to purchase minimum quantities of the Company's Products over the first three years of the term of the Agreement and to reimburse the Company for certain research and development costs and a portion of the Company's warranty costs. EES also agreed to purchase the demonstration units returned from KOL. The Company is obligated to continue certain product maintenance activities and to provide ongoing regulatory support for the Products. As a result of entering the Agreement, the Company expects to achieve operating profitability in the near term, possibly as early as the fourth quarter of 1999. However, there can be no assurances that the Company will achieve the volume of sales anticipated in connection with the Agreement, or if achieved, that the margin on such sales will be adequate to achieve operating profitability in the near term, or at all.

EES may terminate the Agreement if the Company fails to supply Products for specified periods, commits a material breach of the Agreement, suffers a change of control of the Company, or becomes insolvent. If termination is due to failure to supply or a material breach by the Company, EES would have the right to use the Company's intellectual property and regulatory information to manufacture and sell the Products exclusively on a global basis for the remaining term of the Agreement with no additional financial obligation to the Company. If termination is due to insolvency or a change of control that does not affect supply of the Products, EES has the right to continue to sell the Products on an exclusive global basis for a period of six months or require the Company to repurchase any unsold Product in its inventory.

Under the Agreement, Ethicon received a non-exclusive, worldwide paid-up license (the "License") to the Company's ILM intellectual property to make and sell other products that may be developed using the Company's ILM intellectual property. The term of the License is the same as that of the Agreement. EES paid the Company a non-refundable license fee of $4 million. The Company intends to recognize the license fee as revenue ratably over the five-year initial term of the Agreement. If the Agreement is terminated by the Company as a result of a material breach by EES, EES would be required to pay the Company a royalty on all products developed and sold by EES using the Company's ILM intellectual property. In addition, the Company is entitled to a royalty on any ILM product commercialized by EES that does not infringe any of the Company's existing intellectual property.

As of September 30, 1999, the Company had cash and cash equivalents of $4.8 million. This amount includes the $4 million up-front license payment received from EES. Of the $4.8 million, approximately $1.0 million is restricted related to the debt outstanding under the financing program for the construction of Neoprobe Israel's radiolabeling facility. At September 30, 1999, the Company had access to approximately $3.8 million in unrestricted funds to finance its operating activities. The Company expects to generate positive cash flow from operations in the near term, possibly as early as the fourth quarter of 1999, as a result of the Distribution Agreement with EES. However, there can be no assurances that the Company will achieve the volume of sales anticipated in connection with the Agreement, or if achieved that the margin on such sales will be adequate to produce positive operating cash flow. The Company expects to continue to experience cost savings during the fourth quarter of 1999 as a result of the transfer of marketing responsibilities for the Company's ILM products to EES. The Company is also attempting to sell its $1.5 million investment in XTL Biopharmaceuticals Ltd. However, there can be no assurance that this asset will be sold during 1999, on terms acceptable to the Company, or at all. The Company believes that the aforementioned cash balances and sources of future cash flow are adequate for the Company to continue operating for the foreseeable future. If the Company does not receive adequate funds from the aforementioned sources, it may need to further modify its business plan and seek other financing alternatives. Such alternatives may include asset dispositions that could force the Company to further change its business plan.

The Company has also entered into preliminary discussions regarding the potential sale of the Company's ILM technology. If these discussions were to result in an offer to purchase the Company's ILM technology, the offer would be subject to the approval of the Series B Holders and Company's shareholders. However, as such discussions are only in the preliminary stages, there can be no assurances that the discussions will result in an offer to purchase the ILM technology or that such an offer, if made, would be at a price acceptable to the Series B Holders or the shareholders. Speculation that a potential sale of the Company's ILM technology could result in shareholder values in excess of the pre-filing trading range of the Company's common stock could be unwarranted.

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



Impact of Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 was originally required to be adopted in years beginning after June 15, 1999; however, SFAS No. 137 deferred the effective date to fiscal quarters beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 effective July 1, 2000. The Statement will require companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedge asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

Y2K. As many computer systems and other equipment with embedded chips or processors (collectively, "Business Systems") use only two digits to represent the year, they may be unable to process accurately certain data before, during or after the year 2000. As a result, business and governmental entities are at risk for possible miscalculations or system failures causing disruptions in their business operations. This is commonly known as the Year 2000 ("Y2K") issue. The Y2K issue can arise at any point in the Company's supply, manufacturing, distribution, and financial chains. The Company has assessed its Y2K exposure and implemented a readiness plan with the objective of having all its significant internal Business Systems functioning properly with respect to the Y2K issue before January 1, 2000, and minimizing the possible disruptions to the Company's business which could result from the Y2K problem.

As part of its readiness plan, the Company has conducted a company-wide assessment of its Business Systems to identify elements that are not Y2K compliant. Based on the results of the assessment, the Company continues to believe that the majority of its critical Business Systems, most of which have been purchased and installed in recent years, are Y2K compliant. The Company's internal Business Systems do not have internally generated programmed software coding to correct, as substantially all of the software utilized by the Company has been recently purchased or licensed from external vendors. The Company has finalized the testing of its Business Systems that have been identified as critical to the operations of the Company and noted no major areas of non-compliance.

Those Business Systems which were initially identified as not being Y2K compliant have been replaced, upgraded or modified in the normal replacement cycle during the past nine months. The total cost to the Company of completing the required modifications, upgrades, or replacements of its internal systems was approximately $20,000. The Company does not believe these costs or the remaining anticipated costs associated with its Y2K final testing plan have had or will have a material adverse effect on the Company's business. This estimate is being monitored and will be revised, as additional information becomes available.

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

The Company has developed a preliminary contingency plan with respect to the Y2K issue and intends to finalize such a plan during the fourth quarter 1999.

The foregoing assessment of the impact of the Y2K problem on the Company is based on management's best estimates at the present time and could change substantially. The assessment is based on numerous assumptions as to future events. There can be no guarantee that these estimates will prove accurate, and actual results could differ from those estimates if these assumptions prove inaccurate.



RESULTS OF OPERATIONS


During 1998, the Company began revising its business plan to focus on its ILM technology and essentially suspended activities related to its RIGS and ACT initiatives pending identification of a development partner. To-date, a partner for RIGS and ACT has not been secured. Until a partner is obtained and the appropriate regulatory approvals are received, the Company is limited in its ability to generate revenue from RIGS or ACT. The Company therefore intends to continue to focus on further development of the ILM market in conjunction with its new distribution partner, EES.


Research and development expenses during the first nine months of 1999 were $892,000, or 11% of operating expenses. Marketing and selling expenses were $3.9 million, or 48% of operating expenses, and general and administrative expenses were $2.9 million, or 36% of operating expenses. Overall, operating expenses for the first nine months of 1999 decreased $13.1 million or 62% over the same period in 1998. The Company anticipates that total operating expenses for the remainder of 1999 will also decrease from 1998 levels. The Company expects research and development and general and administrative expenses to decrease from 1998 levels as a result of the modifications to the business plan adopted during 1998. Marketing expenses, as a percentage of sales, decreased to 74% of sales for the first nine months of 1999 from 99% of sales for the same period in 1998. The Company expects marketing and selling expenses for the remainder of 1999 to decrease from 1998 levels as a result of entering the distribution agreement with EES.


Three months ended September 30, 1999 and 1998


Revenues and Margins. Net sales decreased $302,000 or 18% to $1.4 million during the third quarter of 1999 from $1.7 million during the same period in 1998. Sales during both periods were comprised almost entirely of sales of the Company's hand-held gamma detection instruments. Management believes the decrease in instrument sales is due primarily to customer confidence issues surrounding the continuing viability of the Company due to the going concern opinion received during the second quarter and the delisting of the Company's common stock during the third quarter. Management believes that these customer confidence issues have been substantially addressed through the execution of the global distribution agreement with EES. Gross margins decreased to 67% of net sales in the third quarter of 1999 from 73% during the same period in 1998 due to a higher proportion of sales made in 1999 under various distributor arrangements that were not in place in 1998.


Research and Development Expenses. Research and development expenses decreased $2.7 million or 97% to $78,000 during the third quarter of 1999 from $2.7 million during the same period in 1998. Over $2.0 million of the decrease can be primarily attributed to changes to the Company's business plan implemented during 1998 which suspended substantially all research and development activities related to the Company's RIGS and ACT initiatives. The remainder of the decrease is due to development costs related to the neo2000(tm) that were incurred in 1998, but for which similar costs were not incurred in 1999.

Marketing and Selling Expenses. Marketing and selling expenses, excluding a one-time $700,000 charge related to termination of the Company's agreement with KOL, decreased $638,000 or 41% to $924,000 during the third quarter of 1999 compared to $1.6 million during the same period in 1998. Excluding the KOL charge, marketing expenses, as a percentage of sales, decreased to 66% of sales for the third quarter of 1999 from 92% of sales for the same period in 1998. This decrease reflects lower internal marketing expense levels during the third quarter of 1999 as compared to the same period in 1998, offset by increases in marketing partner commissions over the same periods. Marketing expenses during the third quarter of 1999 also included $150,000 in accrued severance charges related to personnel to be severed in connection with the signing of the EES Agreement.


General and Administrative Expenses. General and administrative expenses decreased $179,000 or 14% to $1.1 million during the third quarter of 1999 from $1.3 million during the same period in 1998. The decrease was primarily a result of reductions in headcount and other overhead costs such as space costs, taxes and insurance. However, general and administrative expenses during the third quarter of 1999 included $103,000 in accrued severance charges related to personnel to be severed in connection with the signing of the EES Agreement.


Other Income. Other income increased $27,000 or 19% to $166,000 during the third quarter of 1999 compared to $140,000 during the same period in 1998. Other income during the third quarter of 1999 consisted primarily of one-time gains from the settlement of certain previously recorded liabilities at less than their original face value. Other income during the third quarter of 1998 consisted primarily of interest income. The Company's interest income declined due to overall levels of investments during the third quarter of 1999 as compared to the same period of 1998.


Losses related to subsidiaries in liquidation. The losses decreased $1.4 million or 100% to $0 during the third quarter of 1999 from $1.4 million during the same period in 1998. Losses in 1998 represent the reclassified costs of operating the Company's two international subsidiaries related to the decision in the third quarter of 1998 to shutdown and liquidate Neoprobe Europe and in the fourth quarter of 1998 to shutdown and liquidate Neoprobe Israel.


Nine months ended September 30, 1999 and 1998


Revenues and Margins. Net sales increased $1.4 million or 37% to $5.2 million during the first nine months of 1999 from $3.8 million during the same period in 1998. Sales during both periods were comprised almost entirely of sales of the Company's hand-held gamma detection instruments. The increase in instrument sales is the result of the introduction during the fourth quarter of 1998 of the neo2000(TM) system and the continuing growth of the lymphatic mapping technique offset by customer confidence issues regarding the Company's viability due primarily to the going concern opinion issued by the Company's independent accountants and the delisting of the Company's common stock. Gross margins decreased to 67% of net sales in the first nine months of 1999 from 73% during the same period in 1998 due to a higher proportion of sales made in 1999 under various distributor arrangements that were not in place in 1998.


Research and Development Expenses. Research and development expenses decreased $9.8 million or 92% to $892,000 during the first nine months of 1999 from $10.7 million during the same period in 1998. Approximately $5.9 million of the decrease is primarily a result of changes to the Company's business plan implemented during 1998 which suspended substantially all research and development activities related to the Company's RIGS and ACT initiatives. The remainder of the decrease is due to expenses incurred during the first nine months of 1998 related to the neo2000 system and related devices which were commercially launched during the fourth quarter of 1998. Expenses during the first nine months of 1999 also included a non-cash write-off of approximately $218,000 in capitalized pre-production written off as a result of recent accounting recommendations issued by the EITF.


Marketing and Selling Expenses. Marketing and selling expenses, excluding a one-time $700,000 charge related to termination of the Company's agreement with KOL, decreased $599,000 or 16% to $3.2 million during the first nine months of 1999 compared to $3.8 million during the same period in 1998. Excluding the KOL charge, marketing expenses, as a percentage of sales, decreased to 61% of sales for the first nine months of 1999 from 99% of sales for the same period in 1998. These results reflect lower internal marketing expense levels during the first nine months of 1999 as compared to the same period in 1998, offset by increases in marketing partner commissions over the same periods. Marketing expenses during the first nine months of 1999 also included $150,000 in accrued severance charges related to personnel to be severed in connection with the signing of the EES Agreement.


General and Administrative Expenses. General and administrative expenses decreased $1.1 million or 28% to $2.9 million during the first nine months of 1999 from $4.0 million during the same period in 1998. The decrease was primarily a result of reductions in headcount and other overhead costs such as space costs, taxes and insurance, offset by $103,000 in accrued severance charges in 1999 related to personnel to be severed in connection with the signing of the EES Agreement.


Other Income. Other income decreased $246,000 or 50% to $243,000 during the first nine months of 1999 from $488,000 during the same period in 1998. Other income during 1999 included $200,000 in one-time gains from the settlement of certain previously recorded liabilities at less than their original face value and interest income on the Company's investments. Other income during the first nine months of 1998 consisted primarily of interest income. The Company's interest income declined due to overall average levels of investments during the first nine months of 1999 as compared to the same period of 1998.


Losses related to subsidiaries in liquidation. The losses decreased $2.3 million or 83% to $475,000 during the first nine months of 1999 from $2.8 million during the same period in 1998. During 1999, the losses relate to interest and other overhead costs incurred during the wind-down process. Costs in 1998 represent the reclassified costs of operating the Company's two international subsidiaries related to the decision in the third quarter of 1998 to shutdown and liquidate Neoprobe Europe and in the fourth quarter of 1998 to shutdown and liquidate Neoprobe Israel.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not currently use derivative financial instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for its debt instruments or investment securities. As of September 30, 1999 and December 31, 1998, the Company had, excluding convertible preferred stock, outstanding debt securities of $661,000 and $1.5 million respectively. These debt securities consisted primarily of a variable rate line of credit and fixed rate financing instruments, with average interest rates of 9.25% and 3.5% at September 30, 1999, respectively. At September 30, 1999 and December 31, 1998, the fair market values of these debt instruments approximated their carrying values. A hypothetical 100-basis point change in interest rates would not have a material effect on cash flows, income or market values.

The Company has maintained investment portfolios of available-for-sale corporate and U.S. government debt securities purchased with proceeds from the Company's public and private placements of equity securities. At December 31, 1998, the Company held $449,000 of these available-for-sale securities; however, all such securities were sold during the nine months ended September 30, 1999.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         The Company was a party to Della Jules Bryant v. Neoprobe Corporation which was described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Company and Ms. Bryant entered into a Settlement and Release Agreement dated September 28, 1999 which ended the matter.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

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

                  10. MATERIAL CONTRACTS

                  Exhibit 10.2.51

                  Employment Agreement between the Registrant and David C. Bupp dated July 1, 1999.

                  Page 25 in the manually signed original.


                  Exhibit 10.4.34

                  Revolving Credit Note between the Registrant and The Provident Bank dated August 31, 1999.

                  Page 33 in the manually signed original.


                  Exhibit 10.4.35

                  Tennessee Revolving Credit Agreement between the Registrant and The Provident Bank dated August 31, 1999.

                  Page 46 in the manually signed original.


                  Exhibit 10.4.36

                  Security Agreement between the Registrant and The Provident Bank dated August 31, 1999.

                  Page 57 in the manually signed original.


                  Exhibit 10.4.37

                  Termination Agreement between the Registrant and Kol Bio-Medical Instruments, Inc. dated September 30, 1999 (filed pursuant to Rule 24b-2 under which the Registrant has requested confidential treatment of certain portions of this exhibit).

                  Page 70 in the manually signed original.


                  Exhibit 10.4.38

                  Amendment to Termination Agreement between the Registrant and Kol Bio-Medical Instruments, Inc. dated October 1, 1999 (filed pursuant to Rule 24b-2 under which the Registrant has requested confidential treatment of certain portions of this exhibit).

                  Page 83 in the manually signed original.


                  Exhibit 10.4.39

                  Distribution Agreement between the Registrant and Ethicon Endo-Surgery, Inc. dated October 1, 1999 (filed pursuant to Rule 24b-2 under which the Registrant has requested confidential treatment of certain portions of this exhibit).

                  Page 85 in the manually signed original.

                  11. STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

                  Exhibit 11.1

                  Computation of Net Loss Per Share.

                  Page 133 in the manually signed original.

                  27. FINANCIAL DATE SCHEDULE

                  Exhibit 27.1

                  Financial Data Schedule (submitted electronically for SEC information only).

         (b)      REPORTS ON FORM 8-K.

                  No current report on Form 8-K was filed by the Registrant during the third quarter of fiscal 1999.

                                              SIGNATURES

                           Pursuant to the requirements of Section 13 or 15(d)
                  of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                 NEOPROBE CORPORATION
                  (the "Registrant")
                  Dated: November 12, 1999

                                                  By:  /s/ David C. Bupp
                                                     -------------------------------------------------------------
                                                           David C. Bupp,
                                                           President and Chief Executive Officer
                                                           (duly authorized officer; principal executive officer)

                                                  By:  /s/ Brent Larson
                                                     -------------------------------------------------------------
                                                           Brent Larson
                                                           Vice President, Finance and Administration
                                                           (principal financial and accounting officer)

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                         ------------------------------



                              NEOPROBE CORPORATION


                         ------------------------------



                           FORM 10-Q QUARTERLY REPORT


                          FOR THE FISCAL QUARTER ENDED:

                               SEPTEMBER 30, 1999



                         ------------------------------


                                    EXHIBITS


                         ------------------------------

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

                  Exhibit 10.2.51

                  Employment Agreement between the Registrant and David C. Bupp dated July 1, 1999.

                  Exhibit 10.4.34

                  Revolving Credit Note between the Registrant and The Provident Bank dated August 31, 1999.

                  Exhibit 10.4.35

                  Tennessee Revolving Credit Agreement between the Registrant and The Provident Bank dated August 31, 1999.

                  Exhibit 10.4.36

                  Security Agreement between the Registrant and The Provident Bank dated August 31, 1999.

                  Exhibit 10.4.37

                  Termination Agreement between the Registrant and Kol Bio-Medical Instruments, Inc. dated September 30, 1999 (filed pursuant to Rule 24b-2 under which the Registrant has requested confidential treatment of certain portions of this exhibit).

                  Exhibit 10.4.38

                  Amendment to Termination Agreement between the Registrant and Kol Bio-Medical Instruments, Inc. dated October 1, 1999 (filed pursuant to Rule 24b-2 under which the Registrant has requested confidential treatment of certain portions of this exhibit).

                  Exhibit 10.4.39

                  Distribution Agreement between the Registrant and Ethicon Endo-Surgery, Inc. dated October 1, 1999 (filed pursuant to Rule 24b-2 under which the Registrant has requested confidential treatment of certain portions of this exhibit).
                  Exhibit 11.1

                  Computation of Net Loss Per Share.

                  Exhibit 27.1

                  Financial Data Schedule (submitted electronically for SEC information only).