Form 10-K405
period 1999-12-31
NEOPROBE CORP
filed 2000-03-30
CIK 810509

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 1999
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________________ to _______________.

                         Commission file number: 0-26520
                              NEOPROBE CORPORATION
-------------------------------------------------------------------------------
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

                     Common Stock, par value $.001 per share
--------------------------------------------------------------------------------
                                (Title of Class)

        Rights to Purchase Series A Junior Participating Preferred Stock
--------------------------------------------------------------------------------
                                (Title of Class)

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of shares of common stock held by non-affiliates of the Registrant on March 24, 2000 was $41,171,517.

The number of shares of common stock outstanding on March 24, 2000 was 26,071,777.

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


Since inception, substantially all of the Company's efforts and resources have been devoted to research and clinical development of innovative systems for the intraoperative diagnosis and treatment of cancers. Prior to 1998, the Company's primary research and development efforts were related to its proprietary RIGS(R) (radioimmunoguided surgery) technology. However, research and development efforts since early 1997 have also included development as well as market launch activities related to gamma radiation detection instrumentation used in the application of intraoperative lymphatic mapping ("ILM") and development activities related to an activated cellular therapy ("ACT") methodology for the treatment of certain cancers and viral diseases. However, due to regulatory and financial considerations, the Company suspended ongoing research and development for RIGS and ACT during 1998 to allow the Company to focus its resources primarily on its ILM initiative and related procedural product development and commercialization activities while efforts were made to identify and secure development partners to assume financial and regulatory responsibility for developing and commercializing RIGS and/or ACT.


The Company entered into a distribution arrangement with Ethicon Endo-Surgery, Inc. ("EES"), a Johnson & Johnson company, effective October 1, 1999 to distribute the Company's line of gamma guided surgical instruments on an exclusive worldwide basis. In connection with entering into this arrangement, the Company received a $4 million nonrefundable up-front license payment that significantly improved the Company's financial condition. The Company also severed the majority of its internal marketing personnel subsequent to entering into the EES arrangement to more correctly align the Company's staffing levels with the research and development, regulatory and manufacturing responsibilities inherent to a medical device manufacturer with a distribution alliance.


During 1998, the Company also undertook a series of restructuring activities consistent with its change in strategic direction to focus corporate efforts on ILM. These activities involved headcount reductions during the first and fourth quarters of 1998 as well as the shutdown of the Company's two majority-owned international subsidiaries. The 1998 restructuring activity was precipitated primarily by the Company's failure to gain regulatory marketing clearance of its proprietary RIGS technology. In 1995 and 1996, the Company completed a series of clinical trials of its first generation targeting agent for the detection of colorectal cancer, RIGScan(R) CR49. Also during 1996, the Company submitted applications to European and U.S. regulatory agencies requesting approvals to begin marketing RIGScan CR49 for the detection of metastatic colorectal cancer. Late in the fourth quarter of 1997, the Company received requests for further information from United States and European regulatory agencies following review of its applications. Consequently, during the first half of 1998, the Company initiated a series of changes to its business plan to reduce operating expenses and refocus activities on ILM while efforts were made to identify and secure a development partner to take in financial and regulatory responsibility for continuing to develop RIGS and ACT.


Neoprobe's current strategy is to commercialize gamma-guided surgery products based upon technologies that are patented or exclusively licensed by the Company for diagnosis and treatment of patients with cancer. The Company has suspended research and development activities related to its RIGS or ACT products until it finds partners who will take on the clinical, regulatory and financial activities related to further product development.

THE COMPANY'S TECHNOLOGY


Intraoperative Lymphatic Mapping and Other Gamma Guided Surgery Instrument Applications


Surgeons use lymphatic mapping to help trace the lymphatic patterns in a cancer patient to evaluate potential tumor drainage and cancer spread. The technique does not detect cancer; it helps surgeons find the first lymph node(s) to which tumor is likely to drain and spread. That node (sometimes referred to as the "sentinel" node) may provide critical information about the stage of a patient's disease. Intraoperative lymphatic mapping begins when a patient is injected at the site of the main tumor with a commercially available radioactive tracing agent; e.g., filtered sulfur colloid labeled with Technetium-99m, a radioactive element. The agent is intended to follow the same lymphatic flow as the cancer would if it had metastasized. The surgeon may then track the agent's path with the probe, thus following the potential avenues of metastases and identifying lymph nodes to be biopsied for evaluation and determination of cancer spread. Lymphatic mapping gives surgeons a "road map" to find the sentinel nodes to which tumor is likely to drain or spread. Numerous clinical studies involving nearly two thousand patients, published in peer-review medical journals, have shown ILM is 97% accurate in predicting the presence or absence of disease spread in melanoma or breast cancers. As a result, over 80% of patients who would have undergone lymphadenectomies can be spared this radical surgical procedure.


Surgeons practicing ILM have found that the Company's gamma-detecting probes are well suited to the procedure. The Company's patented instruments consist of hand-held gamma-ray-detection probes and a software-driven control unit. The detection device in the tip of the probe is a highly radiosensitive crystal that relays a signal through a preamplifier to the control unit to produce both a digital readout and an audible signal. The detector element fits in a housing approximately the size of a pocket flashlight. During 1997, the Company launched an enhanced gamma detector, the Neoprobe(R) 1500 portable radioisotope detector, in response to the emergence of ILM, and in late 1998 the Company launched a new system, the neo2000(TM). The neo2000 device is intended to be the cornerstone of Neoprobe's future ILM instrument products.


Lymphatic mapping has become the standard of care for treating patients with melanoma at many institutions. The Company has supported this initiative through training support, technical expertise and device placement. For cutaneous malignant melanoma, lymphatic mapping was recently declared the standard of care by the World Health Organization. For breast cancer, the technique is moving toward standard of care status in major cancer centers and is being confirmed in several high profile, national, and international clinical trials. Several large multi-center clinical trials are currently underway, including studies sponsored by the U.S. Department of Defense and the National Institute of Health. In addition to lymphatic mapping, surgeons are using Neoprobe's device for other gamma guided surgery applications, such as evaluating the thyroid function, the intraoperative localization of osteoid osteomas (small painful bone lesions) and in the surgical biopsy of suspected spread of cancer to the bone (osseous metastases). Surgeons have also found the technique useful in staging patients with vulvar, prostate, and penile cancers. Additional applications of the technology are being investigated.


The Company, in conjunction with its distribution partner, EES, continues to work with thought leaders in the surgical community to set up and support training courses internationally for lymphatic mapping. Courses showcasing the Company's instruments have been held at many nationally and internationally renowned cancer-specializing and teaching institutions such as M.D. Anderson Cancer Center, the University of Washington, the Netherlands Cancer Institute, the University of Louisville, and the University of California at San Francisco.


The Company is currently selling the Neoprobe 1500 and neo2000 instruments through EES for use in lymphatic mapping and other gamma guided surgery applications and is expanding its line of instruments to provide a variety of gamma-detecting probes for other specialized uses. The growing use of the lymphatic mapping technique by surgeons has helped generate revenue for the Company of approximately $9.4 million in revenue during 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Neoprobe's ILM business strategy will be designed around the following objectives:

- Providing cost effective technology to reduce patient morbidity and allow the ILM procedure to be done in an outpatient setting.

- Increasing the Company's market position in device sales for intraoperative lymphatic mapping and other gamma guided surgery applications by expanding and improving its ILM devices, and completing strategic marketing partnerships to globalize its technology.

- Evaluating procedural ILM product opportunities, including disposable products and the development of minimally invasive radiation detection devices. In addition, Neoprobe will support the activities of thought leaders in evaluating the use of ILM in the treatment of prostate and other cancers.


The RIGS Technology


From inception until 1998, Neoprobe devoted significant efforts and resources to the development of its proprietary RIGS technology. The RIGS system combines a patented hand-held gamma radiation detection probe, proprietary radiolabeled cancer targeting agents, and a patented surgical method to provide surgeons with real-time information to locate tumor deposits not detectable by conventional methods, and to assist in more thorough removal of the cancer. The Company's targeting agents are monoclonal antibodies or peptides, labeled with a radioactive isotope that emits low energy gamma rays. Before surgery, a cancer patient is injected with one of the targeting agents which circulates throughout the patient's body and binds specifically to cancer cell antigens or receptors. Concentrations of the targeting agent are then located during surgery by Neoprobe's gamma-detecting instrument, which emits an audible tone to direct the surgeon to targeted tissue.


From 1992 through 1996, more than 700 patients participated in several phases of clinical trials for surgical detection of primary and metastatic colorectal cancer using the Company's lead product, RIGScan(R) CR49. In 1996, Neoprobe submitted applications to the European Agency for the Evaluation of Medicinal Products ("EMEA") and the United States Food and Drug Administration ("FDA") for marketing approval of RIGScan CR49 for the detection of metastatic colorectal cancer. Following review of its applications, the Company received requests for further information from the FDA and from the European Committee for Proprietary Medicinal Products ("CPMP") on behalf of the EMEA. Both the FDA and EMEA acknowledged that the Company's studies met the diagnostic endpoint of the Phase III clinical study which was to provide incremental information to the surgeon regarding the location of hidden tumor. However, both agencies wanted to know how the finding of additional tumor provided clinical benefit that altered patient management or outcome. The Company developed a clinical response plan for both agencies during the first half of 1998. However, the formalized process in Europe required Neoprobe, in November 1997, to withdraw its European application from the EMEA.


During 1998, the Company discussed the FDA's request for additional information with the FDA and with expert clinical and regulatory advisors. Based on these discussions, the Company determined that the best plan for obtaining regulatory approval of its RIGS technology would be to re-apply after conducting clinical trials of a second-generation antibody. Because of the cost and risk of clinical trials, the Company determined that it would not conduct clinical trials of RIGScan CR49 or a second generation antibody unless it is able to find a partner who would assume the regulatory and financial activities associated with clinical trials, manufacturing validation and product commercialization. The Company does not intend to fund any further RIGS-related research and development by itself. The Company is involved in preliminary negotiations with a party interested in commercializing a second-generation antibody for use in colorectal cancer surgery. At this time, the Company has not reached definitive agreement with any party that would ensure the continued development of the RIGS process. In addition, should a party ultimately decide to move forward with development of a RIGS product and be able to reach an agreement satisfactory to the Company, the Company believes that the likely timeframe required for continued development, regulatory and commercialization of a RIGS product would likely take a minimum of four to five years before the Company received any significant product-related royalties. However, there can be no assurance that the Company will be able to complete definitive license agreements with a development partner for the RIGS technology and does not know if a partner will be obtained on a timely basis, on terms acceptable to the Company, or at all. There can be no assurance that the FDA or the EMEA will approve the Company's RIGS products for marketing, or that any such products will be successfully introduced or achieve market acceptance. See "Risk Factors -- Government Regulation."


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


In addition, Neoprobe has preliminarily evaluated the application of a non-RIGS based ACT therapy for the treatment of chronic viral diseases. ACT for viral diseases uses peripheral lymph nodes, which are obtained in an out-patient setting, as the initial starting culture material. After using Neoprobe's activation and expansion procedures, the cells are infused in 10 to 14 days. A Phase I study has been completed with HIV/AIDS patients at The Ohio State University with encouraging results. During 1998, the Company completed a Phase I trial in additional viral diseases, extending the use of activated cellular therapy to patients co-infected with HIV/AIDS and chronic active hepatitis B or C at the Miami VA Medical Center in Florida. Because of the cost and risk of clinical trials, the Company determined that it will not conduct clinical trials of ACT unless it finds a partner who will assume the financial burden of the trials and manufacturing validation. The Company does not intend to fund any further ACT-related research and development by itself. The Company has not entered into any agreements with a development partner for the ACT technology and does not know if a partner will be identified on a timely basis, on terms acceptable to the Company, or at all. There can be no assurance that any ACT products will be successfully developed, tested or licensed, or that any such products will gain market acceptance. See "Risk Factors - Government Regulation."


CANCER MARKET OVERVIEW


Cancer is the second leading cause of death in the U.S. and Western Europe and is responsible for over half a million deaths annually in the U.S. alone. The National Institutes of Health ("NIH") estimate the overall annual costs for cancer, the primary focus of the Company's products, at $107 billion: $37 billion for direct medical costs, $11 billion for morbidity, and $59 billion for mortality. NIH estimated that breast cancer will annually affect approximately 500,000 women in North America, Western Europe, and other major economic markets. Approximately 80% of the patients diagnosed with breast cancer undergo a lymph node dissection to determine if the disease has spread. While many breast cancer patients are treated in large cancer centers or university hospitals, regional and/or community hospitals treat the majority of breast cancer patients. Over 10,000 hospitals are located in the markets targeted for Neoprobe's breast cancer ILM products. Melanoma is the fastest increasing form of cancer in the United States and Europe. The medical importance of ILM staging has been accepted for melanoma. However, more melanoma patients are typically treated at large cancer centers or university hospitals focusing the market opportunity for Neoprobe's melanoma ILM products. An aging population, coupled with longer survival rates, should increase the size of the overall oncology market significantly in the coming years.


MARKETING AND DISTRIBUTION


The Company began development of its first portable gamma radiation detection device, the Neoprobe 1000, in 1987. In 1996, Neoprobe began marketing its devices into the emerging ILM field as a pre-marketing strategy for the anticipated commercial launch of a RIGS product.

In October 1997, the Company launched an improved version of its gamma radiation detection device, the Neoprobe 1500, in response to the expanding adoption of the ILM technique in melanoma, breast and other cancers. In October 1998, Neoprobe introduced a feature-enhanced component, the neo2000 control unit. The neo2000 control unit is a software-upgradable product that permits the addition of product enhancements without costly remanufacturing. In April 1998, the Company launched a new 14mm reusable probe that has been optimized for breast cancer procedures. During the first quarter of 1999, Neoprobe introduced a new line of reusable, sterilizable BlueTip(TM) probes and accompanying disposable handles.


The Company intends to continue developing additional ILM-related probes and instrument products in connection with EES to continue its leadership position in the ILM field. The Company intends to also preliminarily investigate and perform early stage research on other ILM-procedural products during 2000 that could expand the Company beyond a single product line. The Company does not believe the expenditures, if any, for procedural product extensions will be material to the results of operations for 2000. However, there can be no assurance that any such products will achieve regulatory approval (See "Risk Factors -- Government Regulation") or if approved that such products will achieve market acceptance (See "Risk Factors -- Dependence on Principal Product Line").


Physician training is critical to the use and adoption of ILM products by surgeons and other medical professionals. Neoprobe and EES have established relationships with the leaders in the ILM surgeon community and has established and supported training courses internationally for lymphatic mapping. The Company intends to continue to work with EES to expand the number of training courses available for surgeons to be trained in the ILM technique.


Since the Company began actively marketing its products into the ILM arena in 1996, it has marketed its products through a number of different internal and/or external marketing arrangements. In September 1996, the Company executed a License and Distributorship Agreement with United States Surgical Corporation ("USSC") under which USSC was paid commissions based on sales of the Company's products. The Company agreed to terminate the agreement at USSC's request effective October 1997. The parties also agreed to discharge and release each other from all remaining claims and financial obligations relating to the agreement, including license fees.


In April 1998, the Company executed a non-exclusive Sales and Marketing Agreement with EES to market and promote certain of the Company's line of hand-held gamma detection instruments. Under the terms of the agreement, the Company paid EES a commission based on unit sales. On January 29, 1999, the Company provided EES with notice of the Company's intent to terminate the agreement effective March 1, 1999 due to differences in market focus and EES intent at that time to develop a proprietary product line that would compete directly with the Company's products.

Effective February 1, 1999, the Company executed an exclusive Sales and Marketing Agreement with KOL BioMedical Instruments, Inc. ("KOL") to market the Company's gamma guided surgery products in the U.S. The Company terminated the agreement with KOL effective October 31, 1999 due to the Company's opportunity to enter a new worldwide distribution arrangement with EES that offered the Company broader opportunities to penetrate growing global markets in addition to the U.S. market. In connection with the termination, the Company agreed to pay KOL any outstanding commission amounts due as well as a $700,000 fee to terminate the agreement. The Company repurchased approximately $850,000 in demonstration equipment from KOL that EES has purchased or agreed to purchase.

The Company entered into a Distribution Agreement (the "Agreement") with EES effective October 1, 1999 for an initial five-year term with options to extend for two successive two-year terms. Under the Agreement, the Company will manufacture and sell its ILM products exclusively to EES, who will distribute the products globally. EES agreed to purchase minimum quantities of the Company's products over the first three years of the term of the Agreement and to reimburse the Company for certain research and development costs and a portion of the Company's warranty costs. EES also agreed to purchase the demonstration units returned from KOL at cost. The Company is obligated to continue certain product maintenance activities and to provide ongoing regulatory support for the products.

EES may terminate the Agreement if the Company fails to supply products for specified periods, commits a material breach of the Agreement, suffers a change of control of the Company, or becomes insolvent. If termination is due to failure to supply or a material breach by the Company, EES would have the right to use the Company's intellectual property and regulatory information to manufacture and sell the products exclusively on a global basis for the remaining term of the Agreement with no additional financial obligation to the Company. If termination is due to insolvency or a change of control that does not affect supply of the products, EES has the right to continue to sell the products on an exclusive global basis for a period of six months or require the Company to repurchase any unsold products in its inventory.

Under the Agreement, EES received a non-exclusive, worldwide paid-up license (the "License") to the Company's ILM intellectual property to make and sell other products that may be developed using the Company's ILM intellectual property. The term of the License is the same as that of the Agreement. EES paid the Company a non-refundable license fee of $4 million. The Company intends to recognize the license fee as revenue over the five-year initial term of the Agreement. If the Agreement is terminated by the Company as a result of a material breach by EES, EES would be required to pay the Company a royalty on all products developed and sold by EES using the Company's ILM intellectual property. In addition, the Company is entitled to a royalty on any ILM product commercialized by EES that does not infringe any of the Company's existing intellectual property. See "Risk Factors -- Limited Marketing Experience."

MANUFACTURING

Neoprobe Instruments. The Company relies on independent contract manufacturers, some of which are single source suppliers, for the manufacture of the principal components of its current line of gamma guided surgery products, see "Risk Factors--Limited Manufacturing Capacity and Experience". The Company's model 1000 and 1500 control unit and the 19mm probe were originally manufactured under a 1996 Manufacturing and Supply Agreement with RELA, Inc. of Boulder Colorado ("RELA"), a developer and manufacturer of medical devices. The Company intends to officially discontinue the Neoprobe 1000 control unit during fiscal year 2000; however, the model 1500 and 19mm probe continue to be available for distribution through EES.

During 1998, the Company began manufacturing the 14mm probe and the neo2000 control unit. The neo2000 control unit and the 14mm probe involve the manufacture of components by a variety of subcontractors, including but not limited to Plexus Corporation ("Plexus"); and eV Products, a division of II-VI Corporation ("eV"). eV produces the crystal used in the detector probes, and Plexus performs assembly of the neo2000 control unit and final assembly of the 14mm probe. Currently, the Company has a Manufacturing and Supply Agreement with eV for the production of crystals; however, work has been performed by Plexus under terms of a letter of intent, pending completion of the final manufacturing and supply agreement. During March 2000, the Company and Plexus executed a supply and manufacturing agreement. During the first quarter of 1999, the Company began manufacturing the BlueTip probes. The BlueTip probes also use crystal assemblies produced by eV, but final assembly of the BlueTip probes is done under a supply agreement by The MedTech Group, Inc. ("MedTech"). There can be no assurance that the Company will be able to complete or maintain agreements with its subcontractors on a timely basis, on terms acceptable to the Company, or at all. Any significant supply interruption or yield problems experienced by the Company would have a material adverse effect on the Company's ability to manufacture its products and, therefore, a material adverse effect on its business, financial condition, and results of operations until a new source of supply is qualified. See "Risk Factors -- Limited Manufacturing Capacity and Experience."

In December 1997, the Company entered into a supply agreement with eV for the supply of certain crystals and associated electronics to be used in the manufacture of the Company's proprietary line of hand-held gamma detection probes. The original term of the agreement expires on December 31, 2002 but may be automatically extended for an additional three years. The agreement calls for the Company to purchase minimum quantities of crystals and associated electronics based on annually forecasted production needs. eV supplies 100% of the crystals used by the Company. While eV is not the only potential supplier of such crystals, any prolonged interruption from this source could restrict the availability of the Company's probe products, which would affect operating results adversely.

In May 1999, the Company entered into a supply agreement with MedTech for the supply of BlueTip probes and related accessories. The original term of the agreement expires on December 31, 2003 but may be automatically extended for an additional three years. The agreement calls for the Company to deliver annual product forecasts to MedTech and for the Company to purchase at least 75% of forecasted product demand on a quarterly basis. The agreement may be terminated by the Company upon twelve months notice or in the event of failure to supply or by either party due to material breach or insolvency.

In March 2000, the Company entered into a manufacturing and supply agreement with Plexus for the exclusive manufacture of the Company's 14mm probe and neo2000 control unit. The original term of the agreement expires on December 31, 2003 but may be extended for an additional year given six months notice prior to December 31, 2003. The Company has the right to terminate the agreement upon six months written notice. The agreement may be terminated by either party in the event of material breach, insolvency or by the Company in the event of failure to supply. The Company may also have the covered product manufactured by other suppliers in the event of failure to supply or if the Company is able to secure another source of supply significantly more favorable pricing terms than those offered by Plexus. The agreement calls for the Company to deliver rolling 12-month product forecasts to Plexus and to place purchase orders 60 days prior to requested delivery in accordance with the forecast. In the event the agreement is terminated by Neoprobe or if Plexus ceases to be the exclusive supplier of the covered products, the Company is required to purchase all finished components on hand at Plexus plus raw materials not able to be restocked with suppliers.

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


Instrument Products. The FDA classifies medical devices into one of three classes -- class I, II, or III. Class I devices are subject to general controls, such as labeling, premarket notification (the "510(k)" process), and adherence to FDA-mandated quality system regulations ("QSR"). Class II devices are subject to general and special controls, such as performance standards, postmarket surveillance, patient registries, and FDA guidelines. Class III devices are generally life-sustaining, life-supporting, or implantable devices and must receive pre-market approval by the FDA.


A premarket approval application ("PMA") must be filed if a proposed device is not substantially equivalent to a legally marketed reserved Class I or Class II device, or if it is a Class III device for which the FDA has called for PMAs. The PMA process is much more expensive, uncertain and lengthy than the 510(k) process. A PMA application must be supported by valid scientific evidence, which typically includes extensive testing and manufacturing information, including preclinical and clinical trial data to demonstrate the safety and effectiveness of the device. The PMA process is not anticipated for the Company's instrument products.


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


The Neoprobe 1000 instrument received 510(k) clearance in December 1986, and modified versions received 510(k) clearance in June 1992 and February 1995. The Neoprobe 1500 system received 510(k) clearance in June 1997. In February 1998, the FDA reclassified "nuclear uptake detectors" as being exempt from the 510(k) (premarket notification) process. The Company must continue to manufacture the devices under QSR and maintain appropriate technical files and quality records. The Company believes the neo2000 device is exempt from the 510(k) process because it is substantially equivalent to the Neoprobe 1500 system.


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


The Company's products are regulated in Europe according to the Medical Device Directive (93/42/EEC). Under this regulation, the Company must obtain CE Mark status for all products exported to Europe. The Company must continue to manufacture the devices under a quality system compliant to the requirements of ISO 9001 and maintain appropriate technical files. The Company has obtained a license to import devices into Canada. The Company has to continue to manufacture the devices under a quality system compliant to the requirements of ISO 134888.


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


The Company submitted a dossier to the European regulatory agencies in May 1996, and a BLA to the FDA in December 1996, for its RIGScan CR49 product for the detection of metastatic colorectal cancer. In November 1997, the Company voluntarily withdrew its European Marketing Authorization Application after a decision by the Committee for Proprietary Medicinal Products (CPMP) determined that there was insufficient data to support the clinical utility of the product; additional information has been requested. In December 1997, the FDA issued an action letter to the Company stating that the BLA is "not approvable at this time" and requested a formal response to the deficiencies listed in the letter. This additional information must be submitted in the form of a BLA Amendment. During 1998, the Company discussed the FDA's request for additional information with the FDA and with expert clinical and regulatory advisers. Based on these discussions, the Company determined that the best plan for obtaining regulatory approval of its RIGS technology would be to re-apply after conducting clinical trials of a second-generation antibody. Because of the cost and risk of clinical trials, the Company has determined that it will not conduct clinical trials of RIGScan CR49 or a second-generation antibody unless it finds a partner who will assume the financial burden of the trials and manufacturing validation. The Company does not intend to fund any further RIGS-related research and development by itself. The Company is involved in preliminary due diligence with parties interested in commercializing a second-generation antibody for use in colorectal cancer surgery. At this time, the Company has not reached definitive agreement with any party that would ensure the continued development of the RIGS process. In addition, should a party ultimately decide to move forward with development of a RIGS product and be able to reach an agreement satisfactory to the Company, the Company believes that the likely timeframe required for continued development, regulatory clearance and commercialization of a RIGS product would likely take a minimum of four to five years before the Company received any significant product-related royalties. However, there can be no assurance that the Company will be able to complete definitive license agreements with a development partner for the RIGS technology and does not know if a partner will be obtained on a timely basis, on terms acceptable to the Company, or at all. There can be no assurance that the Company's RIGS products will be approved for marketing by the FDA or the EMEA, or that any such products will be successfully introduced or achieve market acceptance. See "Risk Factors -- Government Regulation."


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

With the emergence of ILM, a number of companies have begun to market gamma radiation detection instruments. Most of the competitive products have been designed from a nuclear medicine perspective rather than developing products for the surgeon. The principal competitive product in both the United States and Europe has been the Navigator system which is marketed by US Surgical Corporation, and a device manufactured and sold by Carewise Medical Products. Also, although the Company is not aware of any specific plans to do so, EES currently retains the right to develop its own proprietary line of hand-held gamma detection equipment that could compete directly with the Company's product. The Company believes its intellectual property portfolio will be a barrier to competitive products; however, there can be no assurance that competitive products will not be developed and be successful in eroding the Company's market share for gamma guided surgery products. See -- "Risk Factors Competition."


EMPLOYEES


As of February 29, 2000, Neoprobe had twenty full-time employees. Neoprobe considers its relations with its employees to be satisfactory.


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


Limited Revenues; Continuing Net Losses; Accumulated Deficit


The Company's limited history of operations, the nature of its business, and its limited marketing and manufacturing experience make the prediction of future operating results difficult and highly unreliable. The Company's future prospects, therefore, must be evaluated in light of the substantial risks, expenses, delays and difficulties normally encountered by companies in the medical device industry, which is characterized by an increasing number of participants, intense competition and a high rate of failure. The Company began active marketing of its ILM products in 1997 and has limited experience in manufacturing, marketing and selling its ILM products. Since its inception in 1983, the Company expended the majority of its efforts and resources in the research and development of its RIGS technology. During 1998, based on disappointing regulatory feedback from the FDA and European regulatory authorities, the Company revised its business plan to severely curtail research and development of the RIGS technology and to focus on gamma guided surgery products such as those used in ILM. The Company has experienced significant operating losses in each year since inception, and had an accumulated deficit of approximately $120 million as of December 31, 1999. For the years ended December 31, 1999, 1998 and 1997, the Company's net losses were $4.2 million, $28.0 million and $23.2 million, respectively. The Company expects to generate operating profitability in fiscal 2000 as a result of sales of its products to EES. However, there can be no assurance that the Company will achieve a profitable level of operations in 2000, or that if achieved, that such profitability can be sustained in future years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Future Capital Needs; Uncertainty of Capital Funding


To date, the Company's capital requirements have been significant. The Company has depended on the proceeds of sales of its securities and other financing vehicles to continue research and development and to fund its working capital requirements. The Company's future capital requirements depend on numerous factors, including the extent to which the Company's products achieve market acceptance and generate revenue, the resources the Company devotes to developing, manufacturing and marketing its products, the progress of future development programs, and the time required to obtain additional regulatory clearances or approvals. The Company expects to continue to devote capital resources to fund research and development of additional gamma guided surgery products, and to secure manufacturing capacity. The timing and amount of such capital requirements cannot be accurately predicted. Consequently, the Company may be required to raise additional funds through public or private financing, collaborative relationships, or other arrangements. However, no assurance can be given that the necessary additional financing will be available to the Company on acceptable terms, if at all, or that would not result in further dilution to the holders of the Company's equity securities. The Company's ability to raise additional financing may be dependent on many factors beyond the Company's control, including the state of capital markets and the development or prospects for development of competitive technology by others. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


Dependence on exclusive distributor

The Company currently markets only a single line of medical instruments targeted at the ILM market. These ILM instruments are marketed through a Distribution Agreement with EES that began on October 1, 1999. Under the Agreement, the Company will manufacture and sell its ILM products exclusively to EES, who will distribute the products globally. EES agreed to purchase minimum quantities of the Company's products over the first three years of the initial five-year term of the Agreement. EES may terminate the Agreement if the Company fails to supply products for specified periods, commits a material breach of the Agreement, suffers a change of control of the Company, or becomes insolvent. While the Company believes that EES intends to aggressively market the Company's products, there can be no assurance that EES will purchase product from the Company in excess of its minimum annual purchase requirements or that such purchases will generate profitability or adequate cash flow to finance the Company's operations in the long-term.

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


Competition


The medical device industry is intensely competitive. The Company's competitors have significantly greater financial, technical, and manufacturing resources as well as greater experience in the medical device industry than the Company. The particular medical conditions that can be treated using the Company's ILM products can also be treated and diagnosed by other medical devices, procedures, or pharmaceuticals. Many of these alternatives are widely accepted in the medical community and have a long history of use. The Company also believes that its relationships with physicians and customer support are important competitive factors. There can be no assurance that physicians will use the Company's products or replace or supplement established treatments with the Company's products, or that the Company's products will be competitive with other technologies. There can be no assurance that the Company can achieve or maintain a competitive position. In such event, the Company's business, operating results, and financial condition could be materially adversely affected.


Limited Marketing Experience


The Company has limited experience in sales, marketing, or distribution of any of its products. The Company currently markets its products through an exclusive worldwide distribution arrangement with EES that began on October 1, 1999. However, prior to this distribution arrangement, the Company marketed its products through a number of different internal and/or external marketing staffing arrangements with varying degrees of success. There can be no assurance that the Company will be able to maintain its current distribution arrangement with EES, or that EES will devote adequate resources to selling the Company's products. Failure to maintain an effective distribution relationship with EES could have a material adverse effect on the Company's business, financial condition, and results of operations. There can be no assurance that the Company will be able to, or its distribution partner will be able to, market the Company's products successfully in the future. In such event, the Company's business, operating results, and financial condition could be materially adversely affected.


Risks of International Operations


EES markets the Company's products internationally. Changes in overseas economic conditions, currency exchange rates, foreign tax laws or tariffs or their trade regulations could have a material adverse effect on the Company's business, financial condition and results of operations. The international nature of the Company's business is also expected to subject it and its distributors to laws and regulations of the foreign jurisdictions in which they operate or the Company's products are sold. The regulation of medical devices in a number of such jurisdictions, particularly in the European Union, continues to develop and there can be no assurance that new laws or regulations will not have an adverse effect on the Company's business, financial condition and results of operations.


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


Government Regulation


The Company's products in the United States are regulated as medical devices by the FDA. The process of obtaining United States regulatory approvals and clearances may be lengthy, expensive, and uncertain. Commercial distribution of the company's products in foreign countries is also subject to varying government regulations which may delay or restrict marketing of the Company's products in those countries. In addition, such regulatory authorities may impose limitations on the use of the Company's products. FDA enforcement policy strictly prohibits the marketing of FDA cleared or approved medical devices for unapproved uses. Within the European Union, the Company's products are required to display the CE mark in order to be sold. The Company has obtained certification to display the CE mark on its currently available portable radiation detection instruments. However, there can be no assurance that the Company will be able to maintain certification for its current products or that the Company will be able to obtain certification for any new products in a timely manner, or at all.


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

Limited Third Party Reimbursement


Medical Devices. During the past several years, the major third-party payers of hospital services in the United States (Medicare, Medicaid, private health care insurance and managed care plans) have substantially revised their policies, methodologies and formulae in an attempt to contain health care costs. The introduction of various Medicare cost containment incentives, combined with closer scrutiny of health care expenditures by both private health insurers and employers, has resulted in increased contractual adjustments and discounts in hospital charges for services performed and in the shifting of services from inpatient to outpatients settings. If hospitals respond to such pressures by substituting lower cost products or therapies for the Company's products, the Company could be adversely affected. Moreover, third-party payers may deny reimbursement if they determine that a device was not used in accordance with cost-effective treatment methods as determined by the payer or was experimental. Similar initiatives to limit the growth of health care costs, including price regulation, are also underway in several other countries in which the Company does business. Implementation of health care reforms now under consideration in other countries may limit the price of, or the level at which reimbursement is provided for, the Company's products. The ability of customers to obtain appropriate reimbursement for their products and services from government and third-party payers is critical to the success of all medical device companies around the world. Several foreign governments have attempted to dramatically reshape reimbursement policies affecting medical devices. Further restrictions on reimbursement of the Company's customers will likely have an impact on the products purchased by customers and the prices they are willing to pay.


RIGScan and ACT. The Company does not currently have marketing approval for any RIGScan or ACT products, However, if commercialized, these products will be marketed to hospitals and other users that bill various third party payers, including government programs, such as federal Medicare and state Medicaid, and private insurance plans, for the health care services provided to their patients. Third party payers carefully review and are increasingly challenging the prices charged for medical products and services. Although the Company intends to establish the prices for its products according to criteria believed to be acceptable to third party payers, there can be no assurance that such payers will not deny reimbursement on the basis that the Company's products are not in accordance with established payer policies regarding cost effective treatment methods, or on some other basis. There can be no assurance that the Company would be able to provide economic and medical data to overcome any third party payer objections. In foreign markets, reimbursement is obtained from a variety of sources, including governmental authorities, private health insurance plans, and labor unions. In most foreign countries, there are also private insurance systems that may offer payments for alternative therapies. Although not as prevalent as in the United States, health maintenance organizations are emerging in certain European countries. The Company may need to seek international reimbursement approvals, although there can be no assurance that any such approvals will be obtained in a timely manner or at all. Failure to receive international reimbursement approvals could have an adverse effect on market acceptance of the Company's products in the international markets in which such approvals are sought. There can be no assurance, as to either United States or foreign markets, that third party reimbursement and coverage of newly approved products will be available or adequate, that current reimbursement policies of third party payers will not be decreased in the future, or that future legislation, regulation, or reimbursement policies of third party payers will not otherwise adversely affect the demand for the Company's products, or its ability to sell its products on a profitable basis. If third party payer coverage or reimbursement is unavailable or inadequate, the Company's business, financial condition, and results of operations could be materially adversely affected. See "--Marketing and Distribution."


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

Need to Manage a Changing Business


The Company's business has experienced certain developments since the beginning of 1998, many of which have resulted in several significant changes in the Company's strategy and business plan, including downsizing to what the Company considers to be the minimal level of management and employees necessary to operate a publicly traded medical device business. The Company believes its restructured organization is appropriate to support modest growth over the next few years. However, losing any members of the management team could have an adverse effect on the Company's operations. The Company's success is dependent on its ability to attract and retain technical and management personnel with expertise and experience in the medical device business. The competition for qualified personnel in the medical device industry is intense and, accordingly, there can be no assurance that the Company will be successful in hiring or retaining the requisite personnel. The Company's future success will depend, to a significant extent, on the ability of its current and future management personnel to operate effectively. There can be no assurance that the Company's personnel, systems, procedures, and controls will be adequate to support the Company's future operations. Any failure to implement and improve the Company's operational, financial, and management systems or to expand, train, motivate or manage employees could have a material adverse effect on the Company's business, financial condition, and results of operations. The Company's future success will depend, in part, on management's ability to manage future growth, and there can be no assurance that these efforts will be successful. See "Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with
Section 16(a) of the Exchange Act."


Low Stock Price


The Company's common stock traded for less than $1.00 per share for much of 1999. As a result of this low trading price, the Company's common stock was delisted from the Nasdaq Stock Market ("Nasdaq") on July 27, 1999. Delisting may adversely affect the ability of the Company to attract new investors.


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



Blank Check Preferred Stock


The Company's Certificate of Incorporation authorizes the issuance of "blank check" preferred stock with such terms as may be set by the Board of Directors. 500,000 shares of preferred stock have been designated as Series A Junior Participating Preferred Stock and reserved for issuance under the Company's Shareholder Rights Plan. If the Company issues preferred stock, the issuance could be used to thwart a takeover bid and may have a dilutive effect upon the Company's common stockholders


No Dividends


The Company has never paid dividends on its common stock. The Company intends to retain any future earnings to finance its growth. Accordingly, any potential investor who anticipates the need for current dividends from its investment should not purchase any of the common stock offered hereby. See "Item 5. Market for common Equity and Related Stockholders Matters."


ITEM 2.  DESCRIPTION OF PROPERTY


The Company currently leases its office at 425 Metro Place North, Dublin, Ohio. The Company executed a lease agreement, commencing on January 1, 1997 and ending in August 2003, with the landlord of these facilities for approximately 25,000 square feet. The lease provides for a monthly base rent of approximately $19,100 in 2000 and increases to $21,000 in 2003. During December 1998 and February 1999 the Company executed two lease agreements to sublease approximately 2,600 square feet and 4,600 square feet of the Company's office space, respectively. The two subleases are expected to generate monthly sublease income of approximately $5,300 in 2000 increasing to $6,000 in 2003. The Company and its subtenants must also pay a pro-rata portion of the operating expenses and real estate taxes of the building. Neoprobe believes these facilities are in good condition and will be adequate for its needs for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS


In June 1996, a lawsuit against the Registrant was terminated by dismissal. The Registrant was named as an additional party defendant in the In Re Blech Securities litigation pending in the United States District Court for the Southern District of New York before Judge Robert Sweet in March 1995. The plaintiffs were eight named individuals who were alleged to be representatives of a class of securities purchasers. The defendants included David Blech, who was a principal stockholder of the Registrant until September 1994, Mark Germain, who was a director of the Registrant until September 1994, D. Blech & Co., a registered broker-dealer owned by Mr. Blech, trustees of certain trusts established by Mr. Blech, Bear Stearns & Co., Baird Patrick & Co., Parag Saxena and Chancellor Capital Corp., as well as the Registrant and 10 other corporations of which Mr. Blech was a principal stockholder (the "Corporate Defendants"). The complaint alleged that David Blech and D. Blech & Co. conducted a scheme intended to artificially inflate the prices of securities issued by corporations Mr. Blech controlled; that Mr. Blech, D. Blech & Co. and corporations controlled by Mr. Blech gave or sold cheap stock to fund managers in order to induce them to participate in this scheme; and that David Blech, his trusts, D. Blech & Co., Baird Patrick, Bear Stearns, the Corporate Defendants and unnamed other persons engaged in sham transactions, including "round trip" sales, for the purpose of artificially inflating trading volumes and securities of corporations controlled by Mr. Blech and maintaining their trading prices. The complaint alleged that David Blech was the controlling person and Mark Germain was a director of the Corporate Defendants, and that the knowledge and participation of Messrs. Blech and Germain in the alleged scheme were the responsibility of the Corporate Defendants. The complaint also alleged that the Corporate Defendants actively engaged in the alleged scheme and benefited from it. The complaint further alleged that all of the defendants engaged in a conspiracy to manipulate the market, and failed to disclose truthful information about the true value of securities issued by corporations controlled by Mr. Blech. The complaint alleged violations of Securities and Exchange Commission Rule 10b-5 and common law fraud by all defendants, violations of the Racketeer Influenced Corrupt Organizations Act (RICO) by defendants other than the Corporate Defendants and liability under Securities Exchange Act 20(a), as the liability of controlling persons, by Messrs. Blech and Germain and D. Blech & Co., Baird Patrick and Bear Stearns. The amount of damages requested was not specified in the complaint. In June 1996, Judge Sweet dismissed the allegations against the Registrant and the other Corporate Defendants because the plaintiffs had failed to identify the alleged fraudulent acts of the Registrant and the other Corporate Defendants with the specificity required by federal law. The dismissal terminated the action against the Registrant without any findings of liability against Registrant in July 1996. The Judge's order can still be appealed, and the time for appeal will not begin to run until a final judgment has been entered in the entire multi-party proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


The common stock of the Company trades on the OTC Bulletin Board (since being delisted from the Nasdaq Stock Market on July 27, 1999) under the trading symbol "NEOP". The prices set forth below reflect the high and low sale prices for shares of common stock during the last two fiscal years as reported by the Nasdaq Stock Market through July 27, 1999 and Reuters Limited thereafter.


                                                          HIGH            LOW
                                                          ----            ---
                      Fiscal Year 1999
                      First Quarter                      $ 1.44         $ 0.78
                      Second Quarter                       1.06           0.56
                      Third Quarter                        1.25           0.31
                      Fourth Quarter                       0.91           0.38

                      Fiscal Year 1998
                      First Quarter                      $ 6.75         $ 4.00
                      Second Quarter                       6.56           2.38
                      Third Quarter                        3.06           0.75
                      Fourth Quarter                       2.50           0.44

As of March 24, 2000, the Registrant had approximately 691 holders of common stock of record.


The Company has not paid any dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any earnings to finance the growth of its business. There can be no assurance that the Company will ever pay cash dividends, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Recent Sales of Unregistered Securities


The following sets forth certain information regarding the sale of equity securities of the Company during the period covered by this Report that were not registered under the Securities Act of 1933.


In February 1999 and July 1998, the Board of Directors of the Company authorized the issuance of 13,734 and 2,893 shares of common stock, respectively, to the trustees of its 401(k) employee benefit plan without registration. Such issuance is exempt from registration under the Act under Section 3(a)(2). The Plan is a pension, profit sharing or stock bonus plan that is qualified under Section 401 of the Internal Revenue Code. The assets of the Plan are held in a single trust fund for the benefit of the employees of the Company which does not hold assets for the benefit of the employees of any other employer. All of the contributions to the plan from employees of Neoprobe have been invested in assets other than common stock. All of the common stock held by the plan has been contributed to the plan by the Company as a matching contribution and has been less in value at the time it was contributed to the plan than the employee contributions which it matches.

ITEM 6.  SELECTED FINANCIAL DATA


The following summary financial data are derived from consolidated financial statements of the Company which have been audited by the Company's independent public accountants. These data are qualified in their entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements and Notes thereto included herein.



(Amounts in thousands, except per share data)                        Years Ended December 31,
                                            ------------------------------------------------------------------
                                               1999          1998          1997         1996           1995
                                            ----------   -----------   -----------   ----------   ------------
Statement of Operations Data:
Net sales                                     $ 9,246       $ 5,833      $  5,128     $  1,171         $  960
Gross profit                                    4,938         4,429         3,552          494            454
Research and development expenses               1,313        14,364        19,657       16,083          7,829
Marketing and selling expenses                  4,471         5,268         4,307        1,532
General and administrative expenses             3,735         6,089         6,853        6,222          4,148
Loss related to subsidiaries in                   475         7,176             -            -              -
liquidation                                  ----------   -----------   -----------   ----------   ------------

Loss from operations                           (5,057)      (28,468)      (27,265)     (23,342)       (11,523)

Other income                                      883           436         4,018        2,373            764
                                            ----------   -----------   -----------   ----------   ------------

Net loss                                      $(4,174)    $ (28,033)     $(23,247)    $(20,969)     $ (10,759)
                                            ==========   ===========   ===========   ==========   ============

Loss attributable to common stockholders     $ (7,895)    $ (28,033)     $(23,247)    $(20,969)     $ (10,759)
                                            ==========   ===========   ===========   ==========   ============

Net loss per common share from continuing
 operations (basic and diluted)(1)            $ (0.34)      $ (1.23)      $ (1.02)    $  (1.06)       $ (0.73)
                                            ==========   ===========   ===========   ==========   ============

Shares used in computing net loss per
 common share (1)                              23,003        22,842        22,735       19,743         14,726
                                            ==========   ===========   ===========   ==========   ============


                                                                   As of December 31,
                                            ------------------------------------------------------------------

                                              1999             1998          1997         1996           1995
                                            ----------   -----------   -----------   ----------   ------------
Balance Sheet Data:
Total assets                               $   10,323    $   11,994     $  41,573    $  63,873      $  24,145

Long-term obligations                           4,314           156         2,069        1,009          1,182

Accumulated deficit                         (119,569)     (115,395)      (87,363)     (64,116)       (43,147)


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The statements contained in this Management Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Report that are not purely historical or which might be considered an opinion or projection concerning the Company or its business, whether express or implied, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include statements regarding the Company's expectations, intentions, plans or strategies regarding the future which involve risks and uncertainties. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results in 2000 and future periods may differ significantly from the prospects discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, limited revenues, continuing net losses, accumulated deficit, future capital needs, uncertainty of capital funding, dependence on exclusive distributor, competition, limited marketing experience, limited manufacturing experience, dependence on principal product line, uncertainty of market acceptance, patents, proprietary technology and trade secrets, government regulation, risk of technological obsolescence, limited third party reimbursement, product liability, need to manage a changing business, possible volatility of stock, anti-takeover provisions, dependence on key personnel, and no dividends.


BUSINESS ENVIRONMENT


The global diagnostic and medical devices industries are going through a period of transition. Unlike the pharmaceutical and biotechnology fields, the diagnostic and medical device sectors have been hampered by maturity in product demand, which has led to single digit growth rates over the past several years. In addition to decreased volume demand, health care cost containment pressures have limited top-line as well as bottom-line growth. As a result, the industry has experienced a number of consolidated mergers, reorganizations, and management changes. The business environment is more positive for the device companies who have slightly higher growth and technological innovation. Conditions will likely continue to be difficult for the diagnostic and medical device industry in 2000 although some experts believe medical device companies are likely to fair better with regard to growth and profitability than their diagnostic counterparts.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Through December 31, 1999, the Company's activities have resulted in an accumulated deficit of $120 million. Substantially all of the Company's efforts and resources through early 1999 were devoted to research and clinical development of innovative systems for the intraoperative diagnosis and treatment of cancers. Prior to 1999, these efforts were principally related to the Company's proprietary RIGS system. Efforts since early 1997 have also included activities related to development of the Company's ACT process and ILM products. To date, the Company's activities have been financed primarily through the public and private sale of equity securities.

Beginning in the first half of 1998, due primarily to feedback received from regulatory authorities in the U.S. and Europe related to the Company's applications for marketing approval for its RIGScan CR49 product, the Company began a series of changes to its business plan. Since that time, the Company has continued to modify its business plan to one that is primarily focused on the continued development of the Company's ILM business. During 1999, the Company has continued the operating expense reduction efforts started in 1998 and has almost entirely eliminated non-ILM-related research and development activities. To further support the Company's goal of achieving operating profitability, the Company entered into a multi-year Distribution Agreement with EES, a subsidiary of Johnson & Johnson, effective October 1, 1999. As a result of entering the agreement, the Company achieved its first quarter of operating profitability during the fourth quarter of 1999. The Company expects to continue to achieve operating profitability on an annual basis for 2000; however, the Company anticipates there may be quarterly variations due to the timing of purchases by EES. There can be no assurances that the Company will achieve the volume of sales anticipated in connection with the agreement, or if achieved, that the margin on such sales will be adequate to achieve operating profitability in the near term, or at all.

Accounts receivable declined significantly at December 31, 1999 from the prior year due primarily to the timing of fourth quarter sales in both years and the transition from selling to multiple customers during the fourth quarter of 1998 versus selling only to EES during the fourth quarter of 1999. The majority of fourth quarter 1998 sales were made in December 1998 following the release of the neo2000 system as opposed to more evenly over the quarter in 1999. Inventory levels also declined at December 31, 1999 from the prior year. This is primarily due to the Company producing inventory to meet EES' specific forecasted needs during the fourth quarter of 1999 as opposed to the Company stocking inventory for anticipated customer demand at the end of 1998. Inventory at December 31, 1999 includes approximately $625,000 in demonstration equipment repurchased from KOL and refurbished but not yet shipped to EES as of December 31, 1999. The Company expects receivable levels to fluctuate in 2000 depending on the timing of purchases by EES; however, inventory is expected to decrease over time as the strategic relationship progresses and the Company manages its production and sales to meet EES's forecasted needs.


Investing Activities. The Company's investing activities during 1999 involved primarily the sale of certain available-for-sale securities to fund operations. The Company engaged in similar activities in 1998. However, in 1998, the Company also made significant capital expenditures on construction at Neoprobe Israel. Neoprobe Israel was founded in 1994 to construct and operate a radiolabeling facility near Dimona, Israel. Based on the status of the Company's marketing applications in the U.S. and Europe, and the Company's inability to find a development partner for its RIGS products, the Company decided during 1998 to suspend construction and validation activities at Neoprobe Israel. Following suspension of RIGS development activities at Neoprobe Israel and unsuccessful attempts to market the facility, the Company initiated actions during the fourth quarter of 1998 to liquidate Neoprobe Israel. The Company, therefore, adopted the liquidation basis of accounting for Neoprobe Israel as of December 31, 1998. The Company wrote down the value of the fixed assets of the facility and the related debt to the net amount of zero as the assets were considered to represent settlement of the debt. Approximately $4.9 million of the construction of Neoprobe Israel's facility was financed in 1998 and prior years by an Israeli bank (the "Bank"). During October 1999, a representative of the Bank was appointed as Receiver for Neoprobe Israel. As a result of the receivership, management believes that the Company no longer controls Neoprobe Israel. As a result, Neoprobe Israel was deconsolidated as of December 31, 1999. The Company's consolidated balance sheet at December 31, 1999, therefore, does not reflect the financial position of Neoprobe Israel. A more detailed description of the effects on cash flow related to Neoprobe Europe and Neoprobe Israel can be found in footnotes 9 and 10 to the 1999 financial statements.

The Company expects the Receiver to attempt to sell the facility and/or its equipment and to use any proceeds to repay the creditors of Neoprobe Israel to the extent possible. Management of the Company continues to believe that Neoprobe Corporation's only ongoing contractual obligation related to Neoprobe Israel relates to the limited amount guarantee which is fully secured through $993,000 on deposit with the bank. It is also possible that the Company may be subject to additional claims related to Neoprobe Israel. Management does not believe such claims, if any, would have a material adverse affect on the Company's financial position or results of operations.

Financing Activities. On February 16, 1999, the Company executed a Purchase Agreement (the "Purchase Agreement") to complete the private placement of 30,000 shares of 5% Series B convertible preferred stock (the "Series B") for gross proceeds of $3 million ($2.8 million, net). The Series B were issued with a $100 per share stated value and were convertible into common stock of the Company. In connection with the private placement, the Company also issued 2.9 million Class L warrants to purchase common stock of the Company at an initial exercise price of $1.03 per share. The Series B paid a 5% annual dividend payable in cash or common stock. The Series B were convertible at variable prices based on the market price of the Company's common stock, subject to a conversion price floor of $0.55. The Class L warrants were also subject to variable exercise prices, subject to an exercise price floor of $0.62. Holders of the Series B had certain liquidation preferences over other shareholders under certain provisions as defined in the Purchase Agreement and had the right to cast the same number of votes as if the owner had converted on the record date. Pursuant to the private placement, the Company entered into a financial advisory agreement with the placement agent providing the agent with Unit Purchase Options ("UPOs") entitling the placement agent to purchase approximately 150,000 shares of common stock in the Company. Under certain conditions, the Company would have been obligated to redeem outstanding shares of Series B for $120 per share (i.e., a total of $3.6 million ) such as the delisting of the Company's common stock from the Nasdaq Stock Market as occurred on July 27, 1999 and other conditions outlined in the Purchase Agreement. In January, 2000, the Company negotiated a settlement with the Series B holders whereby the Series B shares and the related warrants were retired in exchange for $2.5 million in cash, 3 million shares of common stock and 3 million warrants to purchase common stock at an exercise price of $0.74 per share.

The Series B were recorded by the Company during the first quarter of 1999 at the amount of gross proceeds less the costs of the financing and the fair value of the warrants and classified as mezzanine financing above the stockholders' equity section on the Company's interim balance sheets for 1999. The calculated conversion price at February 16, 1999, the first available conversion date, was $1.03 per share. In accordance with the FASB's Emerging Issues Task Force Topic D-60, the difference between the initial conversion price and the closing market price on February 16, 1999 of $1.81 resulted in an implied incremental yield to Series B holders of approximately $1.8 million that is reflected as conversion discount in the Company's loss per share calculation for 1999. During the third quarter of 1999, management assessed the likelihood of redemption of the Series B as probable. As a result, the recorded book value of the Series B was accreted by approximately $1.8 million to bring the book value of the Series B up to the full redemption value of $3.6 million. This accretion is also reflected in the Company's loss per share calculation for 1999.

On November 12, 1999, the Company entered into a binding letter of intent to retire the Series B, the Class L warrants and the UPOs and to cancel the financial advisory agreement with the placement agent (See Note 18(a).). The letter of intent committed the Series B holders to surrender the Series B shares and Class L warrants and for the placement agent to surrender the UPOs and cancel the financial advisory agreement as well as to grant the Company general releases from potential litigation associated with the transaction. In exchange for the retirement of the Series B preferred shares and surrendering the Class L warrants and UPOs, the Company paid the Series B holders a total of $2.5 million and issued the Series B holders 3 million shares of common stock and 3 million warrants to purchase common stock with an exercise price of $0.74 per share. However, at December 31, 1999, final definitive agreements had not yet been signed. Therefore, at December 31, 1999, the Company reclassified its obligations to the Series B holders to reflect the $2.5 million payable in cash as a current liability and the remaining book value of the Series B, including dividends payable, as a long-term liability that will then be reclassified during the first quarter of 2000 to additional paid-in capital concurrent with the execution of the definitive agreement. The transaction will be reported in the Company's financial statements for the first quarter of 2000. The Company expects to report a loss on the retirement of the preferred shares of $1.2 million (approximately $0.05 per share) below net income during the first quarter of 2000 . This amount is intended to represent the value of the cash given up plus the market value of the stock and warrants issued as valued on January 20, 2000 less the previously recorded book value of the Series B preferred stock and warrants.

Operational Outlook. The Company's only approved products are instruments and related products used in gamma guided surgery. The Company does not currently have a RIGS drug or ACT product approved for commercial sale in any major market. The Company entered into a Distribution Agreement (the "Agreement") with EES effective October 1, 1999, for an initial five-year term with options to extend for two successive two-year terms. Under the Agreement, the Company will manufacture and sell its ILM products (the "Products") exclusively to EES who will distribute the Products globally. EES agreed to purchase minimum quantities of the Company's Products over the first three years of the term of the Agreement and to reimburse the Company for certain research and development costs and a portion of the Company's warranty costs. EES also agreed to purchase the demonstration units repurchased from KOL at cost. The Company is obligated to continue certain product maintenance activities and to provide ongoing regulatory support for the Products. As a result of entering the Agreement, the Company expects to achieve operating profitability on an annual basis in the near term. However, there can be no assurances that the Company will achieve the volume of sales anticipated in connection with the Agreement, or if achieved, that the margin on such sales will be adequate to achieve operating profitability on either an interim or annual basis in the near term, or at all.

Under the Agreement, EES received a non-exclusive, worldwide paid-up license (the "License") to the Company's ILM intellectual property to make and sell other products that may be developed using the Company's ILM intellectual property. The term of the License is the same as that of the Agreement. EES paid the Company a non-refundable license fee of $4 million. The Company intends to recognize the license fee as revenue ratably over the five-year initial term of the Agreement. If the Agreement is terminated by the Company as a result of a material breach by EES, EES would be required to pay the Company a royalty on all products developed and sold by EES using the Company's ILM intellectual property. In addition, the Company is entitled to a royalty on any ILM product commercialized by EES that does not infringe any of the Company's existing intellectual property.

As of December 31, 1999, the Company had cash and cash equivalents of $4.9 million. The Company expects to generate positive cash flow from operations in the near term as a result of the Agreement with EES. However, there can be no assurances that the Company will achieve the volume of sales anticipated in connection with the Agreement, or if achieved that the margin on such sales will be adequate to produce positive operating cash flow. The Company expects to continue to experience cost savings during 2000 as a result of the transfer of marketing responsibilities for the Company's ILM products to EES. In January 2000, the Company sold its investment in XTL Biopharmaceuticals Ltd. for $1.5 million. The Company believes its year end 1999 cash balances and sources of future cash flow are adequate for the Company to continue operating for the foreseeable future. However, if the Company does not receive adequate funds from operations, it may need to further modify its business plan and seek other financing alternatives. Such alternatives may include asset dispositions that could force the Company to further change its business plan.

In recent months, the Company has been approached by entities interested in acquiring some or all of the assets of the Company. The Company is currently engaged in discussions with certain entities; however, such discussions to this point have been only preliminary in nature and none has resulted in a proposed transaction for further consideration. The Company anticipates that it may, from time to time, continue to be approached by such entities. At such time as a definitive transaction is proposed, if any, it will be considered by management and the Board of Directors, and if necessary, referred to the shareholders of the Company for their consideration. However, there can be no assurances that such a transaction will be proposed, or if proposed, that the terms would be acceptable to the Company or its shareholders.

At December 31, 1999, the Company had U.S. net operating tax loss carryforwards and tax credit carryforwards of approximately $93.3 million and $4.9 million, respectively, available to offset or reduce future income tax liability, if any, through 2019. However, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, use of prior tax loss and credit carryforwards may be limited after an ownership change. As a result of ownership changes as defined by Sections 382 and 383, which have occurred at various points in the Company's history, management believes utilization of the Company's tax loss carryforwards and tax credit carryforwards may be limited. The Company's international subsidiaries also have net operating tax loss carryforwards in their respective foreign jurisdictions. However, as the Company is in the process of liquidating its interests in both foreign subsidiaries as of December 31, 1999, the Company does not anticipate that the foreign loss carryforwards will ever be utilized.

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

Y2K. The Company addressed the Y2K issue through an assessment and readiness plan initiated during 1998 and completed during the third quarter of 1999. The total cost to the Company of completing the required modifications, upgrades, or replacements of its internal systems and related software was approximately $20,000, the majority of which was incurred during 1999. To date, the Company is not aware of any significant Y2K-related problems that may have occurred with its supply, manufacturing, or financial chains, or with the Company's own business systems.

RESULTS OF OPERATIONS


During 1998, the Company began revising its business plan to focus on its ILM technology and essentially suspended activities related to its RIGS and ACT initiatives pending identification of a developing partner. The Company is involved in preliminary due diligence with parties interested in commercializing a second-generation antibody for use in colorectal cancer surgery. At this time, the Company has not reached definitive agreement with any party that would ensure the continued development of the RIGS process. In addition, should a party or parties ultimately decide to move forward with development of a RIGS product and be able to reach an agreement satisfactory to the Company, the Company believes that the likely timeframe required for continued the development, regulatory and commercialization of a RIGS product would likely take a minimum of four to five years before the Company received any significant product-related royalties. However, there can be no assurance that the Company will be able to complete definitive license agreements with a development partner for the RIGS technology and does not know if a partner will be obtained on a timely basis, on terms acceptable to the Company, or at all. To date, a partner for ACT has not been identified or secured. Until definitive agreements with development partners are reached and the appropriate regulatory approvals are received, the Company is limited in its ability to generate revenue from RIGS or ACT. The Company therefore intends to continue to focus on further development of the ILM market in conjunction with its new distribution partner, EES.


Research and development expenses during 1999 were $1.3 million, or 13% of operating expenses for the year. Marketing and selling expenses were $4.5 million, or 45% of operating expenses for the year, and general and administrative expenses were $3.7 million, or 37% of operating expenses for the year. Overall, operating expenses for 1999 decreased $22.9 million or 70% from 1998. The Company anticipates that total operating expenses for 2000 will also decrease from 1999 levels. The Company expects research and development expenses will increase moderately during 2000 as the Company performs instrument-related research in connection with EES and investigates and evaluates potential procedural product expansions related to ILM. The Company expects general and administrative expenses to decrease from 1999 levels as a result of headcount reductions and other modifications to the business plan adopted during 1999. Marketing and selling expenses, as a percentage of sales, decreased to 48% of sales in 1999 from 90% of sales in 1998. The Company expects marketing and selling expenses for 2000 to decrease from 1999 levels as a result of severing the majority of the Company's internal marketing team in connection with entering into the distribution agreement with EES.


Years ended December 31, 1999 and 1998.


Revenues and Margins. Net sales increased $3.4 million or 59% to $9.2 million in 1999 from $5.8 million in 1998. Sales during both years were comprised almost entirely of sales of the Company's hand-held gamma detection instruments. The increase in instrument sales is the result of entering the distribution agreement with EES effective October 1, 1999, sales of the neo2000 system for a full year in 1999 versus one quarter in 1998, and the continuing growth of the lymphatic mapping technique in the surgical oncology marketplace. Gross margins decreased to 53% of net sales in 1999 from 76% of net sales in 1998 due to a higher proportion of sales made in 1999 under various distributor arrangements that were not in place in 1998. The Company expects gross margins in 2000 to approximate gross margins experienced during 1999. In addition, approximately 25% of the Company's $4.2 million in fourth quarter revenues were related to the sale of products to EES to be used for demonstration purposes. Fourth quarter 1999 product sales to EES likely also included some amount of inventory to create a safety stock of inventory at EES distribution centers. As a result, the Company does not expect quarterly sales during 2000 to reach fourth quarter 1999 levels. However, the Company does expect the overall gross margin on sales for 2000 to increase from the 37% gross margin experienced during the fourth quarter of 1999. Revenues in 1999 also include recognition of $200,000 of license fees by the Company during the fourth quarter.


Research and Development Expenses. Research and development expenses decreased $13.1 million or 91% to $1.3 million in 1999 from $14.4 million in 1998. Approximately $9.9 million of the decrease is due to the suspension during 1998 of substantially all research and development activities related to the Company's RIGS and ACT initiatives. The remainder of the decrease is due to expenses incurred during the first nine months of 1998 related to the development of the neo2000 system and related instruments that were commercially launched during the fourth quarter of 1998. Expenses in 1999 also included a non-cash write-off of approximately $218,000 in capitalized pre-production costs written off as a result of recent accounting guidance issued by the Emerging Issues Task Force.


Marketing and Selling Expenses. Marketing and selling expenses, excluding a one-time $700,000 charge related to termination of the Company's agreement with KOL, decreased $1.5 million or 28% to $3.8 million in 1999 compared to $5.3 million in 1998. Excluding the KOL charge, marketing expenses, as a percentage of sales, decreased to 41% of sales in 1999 from 90% of sales in 1998. These results reflect lower internal marketing expense levels in 1999 as compared to 1998, offset by increases in marketing partner commissions over the same periods. Marketing expenses in 1999 also included $296,000 in separation charges related to personnel who were severed in connection with the signing of the EES Agreement.


General and Administrative Expenses. General and administrative expenses decreased $2.4 million or 39% to $3.7 million in 1999 from $6.1 million in 1998. The decrease was primarily a result of reductions in headcount during 1998 and declines in asset impairment charges and other headcount-related overhead costs such as space costs, taxes and insurance. These cost decreases were offset by $106,000 in severance charges in 1999 related to personnel who were severed in connection with the signing of the EES Agreement in October, 1999.


Losses Related to Subsidiaries in Liquidation. The losses decreased $6.7 million or 93% to $475,000 in 1999 from $7.2 million in 1998. During 1999, the losses relate to interest and other over head costs incurred during the wind-down process. Costs in 1998 include $1.7 million of asset impairment and $235,000 of severance and other exit costs related to the decision in the third quarter of 1998 to shutdown and liquidate Neoprobe Europe, and $5.1 million of asset impairment and $79,000 of severance and other exit costs related to the decision in the fourth quarter of 1998 to shutdown and liquidate Neoprobe Israel.


Other Income. Other income increased $447,000 or 103% to $883,000 in 1999 from $436,000 in 1998. Other income during 1999 included a $699,000 non-cash gain on deconsolidation of subsidiaries, $226,000 in one-time gains from the settlement of certain previously recorded liabilities at less than their original face value, and interest income on the Company's investments, offset by $60,000 in losses on the disposal of certain assets. Other income in 1998 consisted primarily of interest income. The Company's interest income declined due to the decline in overall average levels of investments during 1999 as compared to 1998.


Years ended December 31, 1998 and 1997


Revenue and Margins. Net sales increased $705,000 or 14% to $5.8 million in 1998 from $5.1 million in 1997. Net sales in both years were composed almost entirely of instrument sales. Instrument sales in 1997 reflect contributions from the Company's marketing arrangement with USSC which was terminated in October 1997. Instrument sales during 1998 were based on leads generated primarily by the Company's clinical specialist sales force with assistance from representatives of EES under the terms of the Company's previous marketing relationship with EES. Gross margins increased to 76% of net sales in 1998 from 69% of net sales in 1997 due primarily to improved manufacturing efficiencies resulting in a lower overall cost of production for the neo2000 control unit and the 14mm probe as compared to the Neoprobe 1500 and the 19mm probe.


Research and Development Expenses. Research and development expenses decreased $5.3 million or 27% to $14.4 million in 1998 from $19.7 million in 1997. The decrease reflects the Company's efforts to reduce costs consistent with the refocused business plan announced in February 1998, which was further modified in the third and fourth quarters of 1998. Research and development costs in 1998 include approximately $1 million related to severance and other separation-related costs and an impairment charge of $1 million related to technology licensed from the Dow Chemical Company. Such costs were offset by decreases in project expenses related to RIGScan CR49 pending identification of a development partner and decreases in instrument-related project expenses due to the wind-down of the design phase of neo2000 control unit and related products. Pipeline projects also decreased related to the refocused business plan.

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


General and Administrative Expenses. General and administrative expenses decreased $764,000 or 11% to $6.1 million in 1998 from $6.9 million in 1997. Severance and other overhead and employee separation costs of $160,000 related to 1998 restructuring activities were offset by an overall lower headcount during 1998 as compared to 1997. In addition, the Company recorded charges totaling $222,000 in 1998 related to impairing or writing off assets no longer expected to be used as a result of the Company's restructuring efforts.


Losses Related to Subsidiaries in Liquidation. Losses related to subsidiaries in liquidation increased to $7.2 million in 1998 from $0 in 1997. This increase is due to changes in the Company's business plan which occurred throughout 1998 that ultimately resulted in the shutdown of both of the Company's international subsidiaries, Neoprobe Europe and Neoprobe Israel. Related to the decision to shutdown operations at these subsidiaries, the Company adopted the liquidation basis of accounting for both subsidiaries as of December 31,1998. Included in losses related to subsidiaries in liquidation for 1998 is $1.7 million related to the non-cash impairment of assets and $235,000 related to severance and other exit costs incurred due to the decision in the third quarter to shutdown and liquidate Neoprobe Europe. Also included in losses related to subsidiaries in liquidation for 1998 is $5.1 million related to the primarily non-cash adjustment of assets and liabilities to their net realizable value and $79,000 related to severance and other exit costs incurred due to the decision to shutdown and liquidate Neoprobe Israel.


Other Income. Other income during 1998 and 1997 was $436,000 and $4.0 million, respectively. Other income in 1998 was comprised primarily of interest income of $599,000 compared to interest income in 1997 of $2.2 million, both of which were offset by interest expenses on the Company's outstanding debt. The change in interest income is the result of lower overall funds available for investment in 1998. Other income in 1997 also included miscellaneous income of $2 million representing recognition of income from a license fee received from USSC.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company does not currently use derivative financial instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for its debt instruments or investment securities. As of December 31, 1999 and 1998, the Company had outstanding debt instruments of $790,000 and $1.5 million, respectively. Outstanding debt consisted primarily of a variable rate line of credit as of December 31, 1999 and 1998, with average interest rates of 8% and 7%, respectively. At December 31, 1999 and 1998, the fair market values of the Company's debt instruments approximated their carrying values. A hypothetical 100-basis point change in interest rates would not have a material effect on cash flows, income or market values.


Prior to 1999, the Company maintained investment portfolios of available-for-sale corporate and U.S. government debt securities purchased with proceeds from the Company's public and private placements of equity securities. The market value of these investments at December 31, 1998 was approximately $449,000.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The financial statements of the Company, and the related notes, together with the reports of KPMG LLP and PricewaterhouseCoopers LLP dated February 14, 2000 and February 20, 1998, respectively, are set forth at pages F-1 through F-27 attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS.

THE FOLLOWING DIRECTORS' TERMS SHALL CONTINUE UNTIL THE 2000 ANNUAL MEETING:

MELVIN D. BOOTH, age 55, has served as a director of the Registrant since May 1997. He has been President, Chief Operating Officer and a director of MedImmune, Inc. since October 1998. Mr. Booth was President, Chief Operating Officer and a director of Human Genome Sciences, Inc. from July 1995 to October 1998. Mr. Booth was with Syntex Corporation and its subsidiaries from 1975 to 1995. Mr. Booth was the President of Syntex Laboratories, Inc. from 1993 to 1995 and served as a Vice President of Syntex Corporation from 1992 to 1995. From 1992 to 1993, he served as the President of Syntex Pharmaceuticals Pacific. From 1991 to 1992, he served as an area Vice President of Syntex, Inc. From 1986 to 1991, he served as the President of Syntex, Inc., Canada. Mr. Booth also serves as a director of SpaceLab, Inc. He has been active in U.S. pharmaceutical industry organizations and is also a past Chairman of the Pharmaceutical Manufacturers Association of Canada. Mr. Booth has a B.S. degree from Northwest Missouri State University and holds a Certified Public Accountant certificate.

JOHN S. CHRISTIE, age 50, has served as a director of the Registrant since May 1997. Mr. Christie has served as President and Chief Operating Officer of Worthington Industries, Inc. since June 1999. Mr. Christie served as President of JMAC, Inc., an investment holding company, from September 1995 to June 1999. From August 1988 until September 1995, he was a Senior Vice President of Battelle Memorial Institute. Mr. Christie also serves as a director of Karrington Health, Inc. Mr. Christie has a B.S. degree in Business Administration from Miami University and an MBA from Emory University.

J. FRANK WHITLEY, JR., age 57, has served as a director of the Registrant since May 1994. Mr. Whitley was Director of Mergers, Acquisitions and Licensing at The Dow Chemical Company ("Dow"), a multinational chemical company, from June 1993 until his retirement in June 1997. After joining Dow in 1965, Mr. Whitley served in a variety of marketing, financial, and business management functions. Mr. Whitley has a B.S. degree in Mathematics from Lamar State University.

THE FOLLOWING DIRECTORS' TERMS SHALL CONTINUE UNTIL THE 2001 ANNUAL MEETING:

DAVID C. BUPP, age 50, has served as President and a director of the Registrant since August 1992 and as Chief Executive Officer since February 1998. From August 1992 to May 1993, Mr. Bupp served as Treasurer of the Registrant. In addition to the foregoing positions, from December 1991 to August 1992, he was Acting President, Executive Vice President, Chief Operating Officer and Treasurer, and from December 1989 to December 1991, he was Vice President, Finance and Chief Financial Officer. From 1982 to December 1989, Mr. Bupp was Senior Vice President, Regional Manager for AmeriTrust Company National Association, a nationally chartered bank holding company, where he was in charge of commercial banking operations throughout Central Ohio. Mr. Bupp has a B.A. degree in Economics from Ohio Wesleyan University. Mr. Bupp completed a course of study at Stonier Graduate School of Banking.

JULIUS R. KREVANS, M.D., age 75, has served as a director of the Registrant since May 1994 and as Chairman of the Registrant since February 1999. Dr. Krevans served as Chancellor of the University of California, San Francisco from July 1982 until May 1993, and now serves on the faculty of that institution's School of Medicine. Prior to his appointment as Chancellor, Dr. Krevans served as a Professor of Medicine and Dean of the School of Medicine at the University of California, San Francisco from 1971 to 1982. Dr. Krevans is a member of the Institute of Medicine, National Academy of Sciences, and led its committee for the National Research Agenda on Aging until 1991. He is Chairman of the Bay Area Economic Forum, a member of the Medical Panel of A.P. Giannini

Foundation, and a member of the Board of Directors of the Bay Area BioScience Center. Dr. Krevans has a B.S. degree and a M.D. degree, both from New York University.

JAMES F. ZID, age 66, has served as a director of the Registrant since November 1993. Mr. Zid also serves as a director of the Net Med Corporation. Now retired, Mr. Zid was a partner from September 1981 until September 1993 (and served as managing partner of the Columbus, Ohio office from September 1981 to September
1992) of Ernst & Young and its predecessors. Mr. Zid has a B.S. degree in Accounting from St. Joseph's College.

THE FOLLOWING DIRECTOR'S TERM SHALL CONTINUE UNTIL THE 2002 ANNUAL MEETING:

MICHAEL P. MOORE, M.D., PH.D., age 49, has served as a director of the Registrant since May 1994. Dr. Moore has been Attending Physician, Breast Surgery, Columbia Presbyterian Medical Center since June 1986. Dr. Moore has a B.S. degree from Boston College, a Ph.D. degree from Loyola University of Chicago, and a M.D. degree from The Loyola Stritch School of Medicine.


EXECUTIVE OFFICERS

The executive officers of the Company and their ages and positions are as follows:


              NAME                  AGE                  POSITION
              ----                  ---                  ---------
         Carl M. Bosch               44         Vice President, Instrument Development

         David C. Bupp               50         President, Chief Executive Officer and Director

         Brent L. Larson             36         Vice President, Finance and Chief Financial Officer


Carl M. Bosch has served as Vice President, Instrument Development since March 2000. Mr. Bosch served as Director, Instrument Development from May 1998 to March 2000. Prior to joining Neoprobe, Mr. Bosch was employed by GE Medical Systems from 1994 to 1998 where he served as Manager, Nuclear Programs. From 1977 to 1994, Mr. Bosch was employed by GE Aerospace in several engineering and management functions. Mr. Bosch has a B.S. degree in Electrical Engineering from the University of Pennsylvania and a M.S. degree in Systems Engineering from Lehigh University.

David C. Bupp has served as President and a director of the Company since August 1992 and as Chief Executive Officer since February 1998. From August 1992 until February 1998, Mr. Bupp serve as Chief Operating Officer of the Company. From August 1992 to May 1993, Mr. Bupp served as Treasurer of the Company. In addition to the foregoing positions, from December 1991 to August 1992, he was Acting President, Executive Vice President, Chief Operating Officer and Finance and Chief Financial Officer. From 1982 to December 1989, Mr. Bupp was Senior Vice President, Regional Manager for AmeriTrust Company National Association, a nationally chartered bank holding company, where he was in charge of commercial banking operations throughout Central Ohio. Mr. Bupp has a B.A. degree in Economics from Ohio Wesleyan University. Mr. Bupp completed a course of study at Stonier Graduate School of Banking.

Brent L. Larson has served as Vice President, Finance and Chief Financial Officer since February 1999, as Vice President, Finance from July 1998 to January 1999 and as Controller from July 1996 to June 1998. Prior to joining Neoprobe, Mr. Larson was employed by Price Waterhouse LLP. Mr. Larson has a B.B.A. degree in accounting from Iowa State University of Science and Technology and is a Certified Public Accountant.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

The Registrant does not know of any failure to make filings required by Section 16 on a timely basis by any of its directors, executive officers or beneficial owners of 10% or more of its equity securities.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth certain information concerning the annual and long-term compensation of the chief executive officer of the Company and the Company's three other executive officers having annual compensation in excess of $100,000 during the last fiscal year (the "Named Executives") for the Company's last three fiscal years.


                                                                          LONG TERM
                                                                          COMPENSATION
                                                                          AWARDS


                                                                                         SECURITIES
                                                                            RESTRICTED   UNDERLYING
                                                     ANNUAL COMPENSATION   STOCK AWARDS    OPTIONS       ALL OTHER
      NAME AND PRINCIPAL POSITION         YEAR       SALARY        BONUS       ($)          (#)        COMPENSATION
      ---------------------------         ----       ------        -----       ---          ----       ------------
David C. Bupp,                            1999      $306,731     $58,000    $21,875 (a)           0       $1,600 (b)
 President and Chief                      1998       297,222           0    270,000 (a)      30,000        1,600 (b)
 Executive Officer                        1997       248,115           0          0          25,600        1,600 (b)

Matthew F. Bowman,                        1999      $232,389     $10,259    $12,500 (c)      30,000       $1,600 (b)
 Senior Vice President,                   1998       204,690           0     27,250 (c)     136,900        1,600 (b)
 Marketing and Operations                 1997       161,163      28,000          0           7,200        1,600 (b)

                                          1999      $109,375     $23,104     $6,250 (d)      25,000       $1,325 (b)
Brent L. Larson, Vice President, Finance  1998        83,385           0     13,760 (d)      32,200          888 (b)
  and Chief Financial Officer             1997        70,065       5,368          0           7,500          787 (b)

Patricia A. Coburn,                       1999      $118,167     $19,604          0          20,000     $106,600 (g)
 Vice President,                          1998       127,662           0    $13,760  (f)     33,400        1,421 (b)
 General Counsel(e)                       1997       117,832      14,394          0           8,400          588 (b)


(a) The aggregate number of Mr. Bupp's restricted stock holdings at December 31, 1999 was 110,000 shares with an aggregate value of $48,125. Mr. Bupp has the right to receive dividends other than dividends on or distributions of shares of any class of stock issued by Neoprobe which dividends or distributions will be delivered to Neoprobe under the same restrictions on transfer and possibility of forfeitures as the shares of Restricted Stock from which they derive.

(b) Amounts of matching contribution under the Company's 401(k) Plan. Eligible employees may make voluntary contributions and the Company may, but is not obligated to, make matching contributions based on 20 percent of the employee's contribution, up to five percent of the employee's salary. Contributions by employees are invested by an independent plan administrator in mutual funds and contributions, if any, by the Company are made in the form of shares of Common Stock. The 401(k) Plan is intended to qualify under section 401 of the Code, which provides that employee and Company contributions and income earned on contributions are not taxable to the employee until withdrawn from the plan, and that Company contributions will be deductible by the Company when made.

(c) The aggregate number of Mr. Bowman's restricted stock holdings at December 31, 1999 was 60,000 shares with an aggregate value of $26,250 Mr. Bowman has the right to receive dividends other than dividends on or distributions of shares of any class of stock issued by Neoprobe which dividends or distributions will be delivered to Neoprobe under the same restrictions on transfer and possibility of forfeitures as the shares of Restricted Stock from which they derive.

(d) The aggregate number of Mr. Larson's restricted stock holdings at December 31, 1999 was 30,000 shares with an aggregate value of $13,125. Mr. Larson has the right to receive dividends other than dividends on or distributions of shares of any class of stock issued by Neoprobe which dividends or distributions will be delivered to Neoprobe under the same restrictions on transfer and possibility of forfeitures as the shares of Restricted Stock from which they derive.

(e) Ms. Coburn began her employment with the Company in August, 1996, and ended her employment with the Company in November, 1999.

(f) The aggregate number of Ms. Coburn's restricted stock holdings at December 31, 1999 was 20,000 shares with an aggregate value of $ 8,750. Ms. Coburn has the right to receive dividends other than dividends on or distributions of shares of any class of stock issued by Neoprobe which dividends or distributions will be delivered to Neoprobe under the same restrictions on transfer and possibility of forfeitures as the shares of Restricted Stock from which they derive.

(g) This amount includes payments to Ms. Coburn relating to her separation from the Company of $105,000 for severance; see "Compensation of Management-Departure of Named Executives." The remaining $1,600 was a matching contribution to Ms. Coburn's 401(k) account; see footnote (b) to this table.

OPTION GRANTS IN LAST FISCAL YEAR
---------------------------------

The following table presents certain information concerning stock options granted to the Named Executives during the last fiscal year (1999).



                                                  INDIVIDUAL GRANTS                                     GRANT DATE VALUE
----------------------------------------------------------------------------------------------------    ----------------
                                                      PERCENT OF TOTAL
                              NUMBER OF SECURITIES    OPTIONS GRANTED
                              UNDERLYING OPTIONS      TO EMPLOYEES IN     EXERCISE PRICE   EXPIRATION       GRANT DATE
NAME                          GRANTED (SHARES)        FISCAL YEAR         PER SHARE           DATE       PRESENT VALUE $
----                          ---------------         -----------         ---------           ----       ---------------

David C. Bupp                           0                 0%                n/a               n/a              n/a

Matthew F. Bowman                  30,000(a)            5.5 %             $1.25           02/11/09 (b)       $1.00 (c)

Brent L. Larson                    25,000(a)            4.6 %             $1.25           02/11/09 (b)       $1.00 (c)

Patricia A. Coburn                 20,000(d)            3.7 %             $1.25           02/11/09 (b)       $1.00 (c)


(a) Vests as to one-third of these shares on each of the first three anniversaries of the date of grant.

(b) The per share weighted average fair value of these stock options during 1999 was $1.00 on the date of grant using the Black Scholes option pricing model with the following assumptions: an expected life of 4 years, an average risk-free interest rate of 4.83%, volatility of 123% and no expected dividend rate.

(c) The options terminate on the earlier of the Expiration Date, nine months after death or disability, 90 days after termination of employment without cause or by resignation or immediately upon termination of employment for cause.

(d) Ms. Coburn resigned effective November 30, 1999 and these options were canceled without vesting.

FISCAL YEAR END OPTION NUMBERS AND VALUES
-----------------------------------------

The following table sets forth certain information concerning the number and value of unexercised options held by the Named Executives at the end of the last fiscal year (December 31, 1999).


                                    NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                   UNDERLYING UNEXERCISED              IN-THE-MONEY OPTIONS
                                 OPTIONS AT FISCAL YEAR-END:            AT FISCAL YEAR-END:
           NAME                   EXERCISABLE/UNEXERCISABLE          EXERCISABLE/UNEXERCISABLE
           ----                  --------------------------          -------------------------

David C. Bupp                          329,567/131,033                         0 / 0

Matthew F. Bowman                       98,752/115,348                         0 / 0

Brent L. Larson                          19,901/44,799                         0 / 0

Patricia A. Coburn                            29,370/0                         0 / 0


LONG-TERM INCENTIVE PLANS-AWARDS IN LAST FISCAL YEAR
----------------------------------------------------

 The following table sets forth certain information concerning restricted stock awards to Named Executives during fiscal year 1999.



                                                   Number of Shares                Performance or Other
                                                    Units or Other                Period Until Maturation
  Name                                                  Rights                           or Payout
 -----------------------------------------      -------------------------       ------------------------------

  David C. Bupp (a)                                     35,000                           04/30/09

  Matthew F. Bowman (a)                                 20,000                           04/30/09

  Brent L. Larson (a)                                   10,000                           04/30/09

  Patricia A. Coburn                                         0                               n/a



 (a) These awards are shares of restricted stock which the grantees purchases for $.001 per share. Grantees may not transfer or sell their shares unless and until such shares vest. Each grantee forfeits his unvested shares on the earliest of the termination of his employment for any reason unless the Company is, at the time of termination for death or disability, actively engaged in negotiations that could reasonably be expected to lead to a change in control of the Company or the tenth anniversary of the date of grant. The restricted shares that have not been previously forfeited will vest if and when there is a change in control of the Company. Except for these restrictions on transfer and possibilities of forfeiture, the grantees have all other rights with respect to their restricted shares, including the right to vote such shares and receive cash dividends.

COMPENSATION OF MR. BUPP
------------------------

Employment Agreement. David C. Bupp is employed under a one-year employment agreement effective July 1, 1999. The employment agreement provides for an annual base salary of $290,000.

The Compensation Committee of the Board of Directors will, on an annual basis, review the performance of the Company and of Mr. Bupp and will pay a bonus to Mr. Bupp as it deems appropriate, in its discretion. Such review and bonus will be consistent with any bonus plan adopted by the Compensation Committee which covers the executive officers of the Company generally. The Company paid a $58,000 bonus to Mr. Bupp relating to fiscal year 1999.

If a change in control occurs with respect to the Company and the employment of Mr. Bupp is concurrently or subsequently terminated (i) without cause (cause is defined as any willful breach of a material duty by Bupp in the course of his employment or willful and continued neglect of his duty as an employee), (ii) the term of Mr. Bupp's employment agreement expires or (iii) Mr. Bupp resigns because his authority, responsibilities or compensation have materially diminished, a material change occurs in his working conditions or the Company breaches the agreement, Mr. Bupp will be paid a severance payment equal to twice his annual base salary (less amounts paid as Mr. Bupp's salary and benefits that continue for the remaining term of the agreement if his employment is terminated without cause). A change in control includes (a) the acquisition, directly or indirectly, by a person (other than the Company or an employee benefit plan established by the Board of Directors) of beneficial ownership of 15 percent or more of the Company's securities with voting power in the next meeting of holders of voting securities to elect the Directors; (b) a majority of the Directors elected at any meeting of the holders of the Company's voting securities are persons who were not nominated by the Company's then current Board of Directors or an authorized committee thereof; (c) the stockholders of the Company approve a merger or consolidation of the Company with another person, other than a merger or consolidation in which the holders of the Company's voting securities outstanding immediately before such merger or consolidation continue to hold voting securities in the surviving or resulting corporation (in the same relative proportions to each other as existed before such event) comprising eighty percent (80%) or more of the voting power for all purposes of the surviving or resulting corporation; or (d) the stockholders of the Company approve a transfer of substantially all of the assets of the Company to another person other than a transfer to a transferee, eighty percent (80%) or more of the voting power of which is owned or controlled by the Company or by the holders of the Company's voting securities outstanding immediately before such transfer in the same relative proportions to each other as existed before such event. Mr. Bupp waived his rights to claim that the issuance of securities described under the heading "Approval of Issuance of Securities" was a "change in control."

Mr. Bupp's compensation will continue for the full term of the agreement if his employment is terminated without cause.

Restricted Stock. On April 30, 1999, the Company and Mr. Bupp entered into a restricted stock purchase agreement under which Mr. Bupp purchased 35,000 shares of Common Stock for a purchase price of $0.001 per share. Mr. Bupp may not transfer or sell any of the restricted shares unless and until they vest. Mr. Bupp will forfeit any portion of the restricted shares that has not vested (and the Company will refund the purchase price paid) on the earlier of the date of the termination of his employment under his employment agreement with the Company for any reason unless the Company is, at the time of termination for death or disability, actively engaged in negotiations that could reasonably be expected to lead to a change in control, and April 30, 2009. Restricted shares that have not previously been forfeited will vest if and when there is a change in control of the Company. Except for these restrictions on transfer and possibilities of forfeiture, Mr. Bupp has all other rights with respect to the restricted shares, including the right to vote such shares and receive cash dividends.

The term "change in control" has the same meaning under Mr. Bupp's restricted stock agreement as it does under Mr. Bupp's employment agreement; see the definition of "change in control" under the heading "Compensation of Mr. Bupp; Employment Agreement."

The Company has not recognized any expense under the restricted stock agreement due to the contingent nature of the vesting provisions and the risk of forfeiture.

COMPENSATION OF NON-EMPLOYEE DIRECTORS
--------------------------------------

Non-employee Directors who are not affiliated with a principal stockholder of the Company elected to receive options to purchase common stock in lieu of cash compensation for service during 1999. The Chairman received 30,000 options and other non-employee Directors received 15,000 options each in lieu of cash compensation. The Company reimbursed non-employee Directors for travel expenses for meetings attended during 1999. In addition, each non-employee Director received 15,000 options to purchase common stock as a part of the Company's annual stock incentive grants. Options granted to purchase common stock vest either on a monthly or annual basis over a three-year period and have an exercise price equal to no less than the market price of common stock at the date of grant.

Directors who are also officers or employees of the Company do not receive any compensation for their services as Directors.

COMPENSATION AGREEMENTS WITH OTHER NAMED EXECUTIVE OFFICERS
-----------------------------------------------------------

Severance Agreements. Pursuant to a Change in Control Severance Agreement dated October 23, 1998 between the Company and Brent L. Larson, in the event of a change in control of the Company and the termination of Mr. Larson's employment with the Company within 4 months thereafter by the Company without cause or by Mr. Larson's resignation, Mr. Larson would receive (i) one and one-half times his salary as severance and (ii) the right to participate in the Company's life and health insurance programs for 18 months.

Matthew F. Bowman and Patricia A. Coburn were parties to Change in Control Severance Agreements with the Company dated October 23, 1998 and containing terms similar to those contained in Mr. Larson's Change in Control Severance Agreement discussed above. Ms. Coburn received $105,000 in 1999 related to her resignation. Mr. Bowman will receive $200,417 in 2000 related to his resignation. Both Ms. Coburn and Mr. Bowman are entitled to receive additional payments in the event a qualifying change in control transaction occurs within certain timeframes from the effective dates of their resignations as defined in their agreements.

The term "change in control" has the same meaning under this heading as it does under Mr. Bupp's employment agreement except that the change in beneficial ownership is defined at 30% as compared to 15% in Mr. Bupp's agreement; see the definition of "change in control" under the heading "Compensation of Mr. Bupp; Employment Agreement."

Restricted Stock. On April 30, 1999, the Company and Mr. Larson entered into a restricted stock purchase agreement under which Mr. Larson purchased 10,000 shares of common stock for a purchase price of $0.001 per share. Mr. Larson may not transfer or sell any of the restricted shares unless and until they vest. Mr. Larson will forfeit any portion of the restricted shares that has not vested (and the Company will refund the purchase price paid) on the earlier of the date of the termination of his employment under his employment agreement with the Company for any reason unless the Company is, at the time of termination for death or disability, actively engaged in negotiations that could reasonably be expected to lead to a change in control, and April 30, 2009. Restricted shares that have not previously been forfeited will vest if and when there is a change in control of the Company. Except for these restrictions on transfer and possibilities of forfeiture, Mr. Larson has all other rights with respect to the restricted shares, including the right to vote such shares and receive cash dividends.

On April 30, 1999, the Company and Mr. Bowman entered into a restricted stock purchase agreement under which Mr. Bowman purchased 20,000 shares of common stock for a purchase price of $0.001 per share. The terms of Mr. Bowman's restricted stock purchase agreement are identical to those contained in Mr. Larson's restricted stock purchase agreement discussed above regarding vesting, forfeiture and rights of ownership. On March 2, 2000, the date of his resignation, Mr. Bowman owned a total of 60,000 restricted shares (including the 20,000 issued on April 30, 1999) on terms similar to those discussed above. As of March 30, 2000, these shares have neither vested nor been forfeited under the terms of Mr. Bowman's Agreement, Release and Waiver.

On November 30, 1999, the date of her resignation, Ms. Coburn owned 20,000 restricted shares on terms similar to those discussed above regarding Mr. Bowman's and Mr. Larson's restricted shares. As of March 30, 2000, these shares have neither vested nor been forfeited under the terms of Ms. Coburn's Severance Agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS,
DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS

The following table sets forth, as of February 29, 2000, certain information with respect to the beneficial ownership of shares of Common Stock by (i) each person known to the Company to be the beneficial owner of more than 5 percent of the outstanding shares of Common Stock, (ii) each Director or nominee for Director of the Company, (iii) each of the Named Executives (see "Compensation of Management--Summary Compensation Table"), and (iv) the Company's Directors and executive officers as a group.



                                                   NUMBER OF
                                                    SHARES
                                                  BENEFICIALLY         PERCENT
             BENEFICIAL OWNER                       OWNED(*)          OF CLASS
-------------------------------------------      ---------------     -----------
 Melvin D. Booth                                      11,667(a)          (m)
 Matthew F. Bowman                                   208,526(b)          (m)
 David C. Bupp                                       473,662(c)         1.6 %
 John S. Christie                                     12,367(d)          (m)
 Julius R. Krevans                                    22,267(f)          (m)
 Brent L. Larson                                      69,084(n)          (m)
 Michael P. Moore                                     26,267(g)          (m)
 J. Frank Whitley, Jr.                                16,267(i)          (m)
 James F. Zid                                         28,367(j)          (m)
 All directors and officers as a group               868,329(k)         3.0 %
 (10 persons)
 Patricia A. Coburn                                   22,265(e)          (m)
 Kenneth R. McGuire                                1,567,100(l)         5.4%
 Paramount Capital Asset Management, Inc.          6,000,000(h)         20.7%



(*) Unless otherwise indicated, the beneficial owner has sole voting and investment power over these shares subject to the spousal rights, if any, of the spouses of those beneficial owners who have spouses.

(a) This amount consists of shares issuable upon exercise of options which are exercisable within 60 days, but does not include 58,333 shares issuable upon exercise of options which are not exercisable within 60 days.

(b) This amount includes 145,837 shares issuable upon exercise of options which are exercisable within 60 days and 2,689 shares in Mr. Bowman's account in the Neoprobe Corporation 401(k) Plan (the "401(k) Plan"), but does not include 68,263 shares issuable upon exercise of options which are not exercisable within 60 days.

(c) This amount includes 345,600 shares issuable upon exercise of options which are exercisable within 60 days, 4,362 shares in Mr. Bupp's account in the 401(k) Plan and 2,200 shares held by Mr. Bupp's wife and daughters, as to which latter shares he disclaims beneficial ownership, but it does not include 295,000 shares issuable upon exercise of options which are not exercisable within 60 days. Mr. Bupp is one of three trustees of the 401(k) Plan and may, as such, share investment power over Common Stock held in such plan. The 401(k) Plan holds an aggregate total of 47,665 shares of Common Stock. Mr. Bupp disclaims any beneficial ownership of shares held by the 401(k) Plan that are not allocated to his personal account.

(d) This amount includes 11,667 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 58,833 shares issuable upon exercise of options which are not exercisable within 60 days.

(e)      This amount includes 2,625 shares in Ms. Coburn's account in the 401(k)
         Plan.

(f) This amount includes 20,267 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 103,333 shares issuable upon exercise of options which are not exercisable within 60 days.

(g) This amount includes 20,267 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 58,333 shares issuable upon exercise of options which are not exercisable within 60 days.

(h) The amount consists of 900,000 shares owned by the Aries Domestic Fund, L.P. ("Aries Domestic"), 900,000 shares issuable upon the exercise of warrants owned by Aries Domestic, 2,100,000 shares owned by The Aries Master Fund, a Cayman Island Exempted Company ("Aries Master"), and 2,100,000 shares issuable upon the exercise of warrants owned by Aries Master. Paramount Capital Asset Management, Inc., Delaware corporation ("Paramount Capital") has shared voting and dispositive power over the shares of Aries Master and Aries Domestic because Paramount Capital is the investment manager of Aries Master and the general partner of Aries Domestic. Lindsay A. Rosenwald, M.D. ("Dr. Rosenwald") has shared voting and dispositive power over the shares of Aries Master and Aries Domestic because he in the sole shareholder of Paramount Capital. The address of Paramount Capital, Aries Domestic and Dr. Rosenwald is 787 Seventh Avenue, 48th Floor, New York, New York 10019. The address of Aries Master is c/o Mees Peirson (Cayman) Limited, Post Office Box 2003, American Center, Phase 3, Dr. Roy's Drive, George Town, Grand Cayman. The disclosure contained in this footnote is derived from a
         Schedule 13D filed by Paramount Capital, Aries Master, Aries Domestic and Dr. Rosenwald with SEC on February 4, 2000.


(i) This amount includes 15,267 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 58,333 shares issuable upon exercise of options which are not exercisable within 60 days.

(j) This amount includes 22,767 shares issuable upon exercise of options which are exercisable within 60 days and 1,600 shares held in Mr. Zid's IRA, but does not include 58,333 shares issuable upon exercise of options which are not exercisable within 60 days.

(k) This amount includes 629,806 shares issuable upon exercise of options which are exercisable within 60 days and 9,168 shares held in the Company's 401(k) Plan. This amount does not include 846,594 shares issuable upon the exercise of options which are not exercisable within 60 days. Certain executive officers of the Company are the trustees of the 401(k) Plan and may, as such, share investment power over Common Stock held in such plan. Each trustee disclaims any beneficial ownership of shares held by the 401(k) Plan that are not allocated to his personal account. The 401(k) Plan holds an aggregate total of 47,665 shares of Common Stock.

(l) Mr. McGuire's address is 3000 North Clybourn, Hangar 34, Burbank, California 91505. This amount includes 17,600 shares held by Mr. McGuire as custodian under the Uniform Transfer to Minors Act of California for his four children.

(m)      Less than 1 percent.

(n) This amount includes 36,467 shares issuable upon exercise of options which are exercisable within 60 days and 1,972 shares in Mr. Larson's account in the 40l(k) Plan, but it does not include 88,333 shares issuable upon exercise of options which are not exercisable within 60 days. Mr. Larson is one of three trustees of the 40l(k) Plan and may, as such, share investment power over Common Stock held in such plan. The 40l(k) Plan holds an aggregate total of 47,665 shares of Common Stock. Mr. Larson disclaims any beneficial ownership of shares held by the 40l(k) Plan that are not allocated to his personal account.

                                     PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) LIST OF EXHIBITS AND FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

         (3) ARTICLES OF INCORPORATION AND BY-LAWS

         3.1. Complete Restated Certificate of Incorporation of Neoprobe Corporation, as corrected February 18, 1994 and as amended June 27, 1994, July 25, 1995, June 3, 1996 and March 17, 1999
                  (incorporated by reference to Exhibit 3.1 to Registrant's annual report on Form 10-K for the year ending December 31, 1998; Commission File No. 0-26520 (the "1998 Form 10-K").

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

         4.4. Amendment Number 1 to the Rights Agreement between the Registrant and Continental Stock Transfer & Trust Company dated February 16, 1999 (incorporated by reference to Exhibit
                  4.4 to the 1998 Form 10-K).

         (10) MATERIAL CONTRACTS (*indicates management contract or compensatory plan or arrangement).

         10.1. 1.--10.1.24. Reserved.

         10.1.25. Rights Agreement between the Registrant and Continental Stock Transfer & Trust Company dated as of July 18, 1995 (see
                  Exhibit 4.3).

         10.1.26.--10.1.30. Reserved.

         10.1.31. Amendment Number 1 to the Rights Agreement between the Registrant and Continental Stock Transfer & Trust Company dated February 16, 1999 (see Exhibit 4.4).

         10.1.32. Preferred Stock and Warrant Purchase Agreement dated February 16, 1999 among the Registrant, The Aries Master Fund, a Cayman Island exempted company, and The Aries Domestic Fund, L.P. (incorporated by reference to Exhibit 10.1.32 to the 1998 Form 10-K).

         10.1.33. Warrant dated February 16, 1999 for the purchase of shares to purchase Common Stock issued to The Aries Master Fund, a Cayman Island exempted company (incorporated by reference to Exhibit 10.1.33 to the 1998 Form 10-K). This exhibit is one of two substantially identical instruments and is accompanied by a schedule identifying the other instrument omitted and setting forth the material details in which such instrument differs from the one filed herewith.

         10.1.34. Option Units dated February 16, 1999 for the purchase of shares of 5% Series B Convertible Preferred Stock of the Registrant and warrants to purchase shares of Common Stock issued to Paramount Capital, Inc. (incorporated by reference to Exhibit 10.1.34 to the 1998 Form 10-K).

         10.1.35. Financial Advisory Agreement dated February 16, 1999 between the Registrant and Paramount Capital, Inc. (incorporated by reference to Exhibit 10.1.35 to the 1998 Form 10-K).

         10.1.36. Letter agreement dated February 24, 1999 among the Registrant, The Aries Master Fund, a Cayman Island Exempted Company and The Aries Domestic Fund, L.P. (incorporated by reference to
                  Exhibit 10.1.36 to the 1998 Form 10-K).

         10.1.37. Letter agreement dated March 12, 1999 among the Registrant, The Aries Master Fund, a Cayman Island Exempted Company and The Aries Domestic Fund, L.P. (incorporated by reference to
                  Exhibit 10.1.37 to the 1998 Form 10-K).

         10.1.38. Letter Agreement dated April 1, 1999 among the Registrant, The Aries Master Fund, a Cayman Island Exempted Company, and The Aries Domestic Fund, L.P. (incorporated by reference to
                  Exhibit 10.1.38 to the 1998 Form 10-K).

         10.2.1.--10.2.14. Reserved.

         10.2.15. Option Agreements between the Registrant and David C. Bupp (incorporated by reference to Exhibit 10.7 to the Registrant's registration statement on Form S-1; No. 33-51446 (the "Form S-1")).*

         10.2.16.--10.2.17. Reserved.

         10.2.18. Non-Qualified Stock Option Agreement dated May 3, 1993 between the Registrant and David C. Bupp (incorporated by reference to Exhibit 10.50 to the Registrant's Quarterly Report on Form 10--QSB for the quarterly period ended June 30, 1993; Commission File No. 0-26520 (the "2nd Quarter 1993 Form 10-QSB")).*

         10.2.19.--10.2.22. Reserved.

         10.2.23. Non-Qualified Stock Option Agreement dated February 28, 1992 and amended and restated June 3, 1993 between the Registrant and David C. Bupp (incorporated by reference to Exhibit 99.5 to Registrant's report on Form 8-K dated January 21, 1994; Commission File No. 0-26520 (the "January 1994 Form 8-K")).*

         10.2.24. Non-Qualified Stock Option Agreement dated July 1, 1990 and amended and restated June 3, 1993 between the Registrant and David C. Bupp (incorporated by reference to Exhibit 99.6 to the January 1994 Form 8-K).*

         10.2.25. Non-Qualified Stock Option Agreement dated June 1, 1992 and amended and restated June 3, 1993 between the Registrant and John L. Ridihalgh (incorporated by reference to Exhibit 99.7 to the January 1994 Form 8-K).*

         10.2.26. Amended and Restated Stock Option and Restricted Stock Purchase Plan dated March 3, 1994 (incorporated by reference to Exhibit 10.2.26 to Registrant's annual report on Form 10-KSB for the year ending December 31, 1993; Commission File No. 0-26520 (the "1993 Form 10-KSB")).*

         10.2.27.--10.2.28. Reserved.

         10.2.29. Non-Qualified Stock Option Agreement dated February 16, 1995 between the Registrant and John L. Ridihalgh (incorporated by reference to Exhibit 10.2.29 to the 1994 Form 10-KSB).*

         10.2.30. Non-Qualified Stock Option Agreement dated February 16, 1995 between the Registrant and David C. Bupp (incorporated by reference to Exhibit 10.2.30 to the 1994 Form 10-KSB).*

         10.2.31.--10.2.33. Reserved.

         10.2.34. Restricted Stock Purchase Agreement dated June 5, 1996 between the Registrant and John L. Ridihalgh (incorporated by reference to Exhibit 10.2.32 to the Registrant's Annual Report on Form 10-KSB for the year ending December 31, 1997 (the "1997 Form 10-KSB"); Commission File No. 0-26520).*

         10.2.35. Restricted Stock Purchase Agreement dated June 5, 1996 between the Registrant and David C. Bupp (incorporated by reference to Exhibit 10.2.35 to the 1997 Form 10-KSB).*

         10.2.36. Reserved.

         10.2.37. 1996 Stock Incentive Plan dated January 18, 1996 as amended March 13, 1997 (incorporated by reference to Exhibit 10.2.37 to the 1997 Form 10-K).*

         10.2.38. Reserved.

         10.2.39. Non-Qualified Stock Option Agreement dated January 18, 1996 between the Registrant and David C. Bupp (incorporated by reference to Exhibit 10.2.39 to the 1997 Form 10-K).*

         10.2.40. Reserved.

         10.2.41. Non-Qualified Stock Option Agreement dated February 3, 1997 between the Registrant and David C. Bupp (incorporated by reference to Exhibit 10.2.41 to the 1997 Form 10-K).*

         10.2.42. Reserved.

         10.2.43. Agreement, Release, and Waiver dated February 23, 1998 between the Registrant and Dr. William Eisenhardt (incorporated by reference to the Registrant's quarterly report on Form 10-Q for the quarter ending March 31, 1998; Commission File No. 0-26520).*

         10.2.44. Employment Agreement dated as of January 1, 1998 between the Registrant and David C. Bupp. (incorporated by reference to
                  Exhibit 10.2.44 of the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998; Commission File No. 0-26520 (the "2nd Quarter 1998 Form 10-Q")).*

         10.2.45. Restricted Stock Purchase Agreement between David C. Bupp and the Registrant dated May 20, 1998 (incorporated by reference
                  Exhibit 10.2.45 to the 2nd Quarter 1998 Form 10-Q).*

         10.2.46. Waiver by David Bupp dated February 16, 1999 of certain provisions in the employment agreement between the Registrant and David C. Bupp dated January 1, 1998 (incorporated by reference to Exhibit 10.2.46 to the 1998 Form 10-K).*

         10.2.47. Severance Agreement dated October 23, 1998 between the Registrant and Matthew F. Bowman (incorporated by reference to
                  Exhibit 10.2.47 to the 1998 Form 10-K). This agreement is one of three substantially identical agreements and is accompanied by a schedule identifying the other agreements omitted and setting forth the material details in which such documents differ from the one that is filed herewith.*

         10.2.48. Restricted Stock Agreement dated October 23, 1998 between the Registrant and Matthew F. Bowman (incorporated by reference to
                  Exhibit 10.2.48 to the 1998 Form 10-K). This agreement is one of three substantially identical agreements and is accompanied by a schedule identifying the other agreements omitted and setting forth the material details in which such documents differ from the one that is filed herewith.*

         10.2.49. Separation Agreement dated October 21, 1998 between the Registrant and John L. Ridihalgh (incorporated by reference to
                  Exhibit 10.2.49 to the 1998 Form 10-K).*

         10.2.50. Restricted Stock Agreement dated April 30, 1999 between the Registrant and David C. Bupp (incorporated by reference to
                  Exhibit 10.2.50 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999; Commission File No. 0-26520). This Agreement is one of three substantially identical agreements and is accompanied by a schedule identifying the other agreements omitted and setting forth the material details in which such agreements differ from the one that is filed herewith.*

         10.2.51. Employment Agreement between the Registrant and David C. Bupp dated July 1, 1999 (incorporated by reference to Exhibit
                  10.2.51 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999; Commission File No. 0-26520 (the "3rd Quarter 1999 Form 10-Q").*

         10.2.52. Severance Agreement dated November 30, 1999 between the Registrant and Patricia Coburn.*

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

         10.3.33.--10.3.34. Reserved.

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

         10.3.39.--10.3.44. Reserved.

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

         10.4.17--10.4.21. Reserved.

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

         10.4.27. Promissory Note, dated September 25, 1998, issued by Registrant to Bank One, NA (incorporated by reference to
                  Exhibit 10.4.27 to the 3rd Quarter 1998 Form 10-Q).

         10.4.28. Addendum to Promissory Note dated September 25, 1998 issued by Registrant to Bank One, NA (incorporated by reference to
                  Exhibit 10.4.28 to the 3rd Quarter 1998 Form 10-Q).

         10.4.29. Covenant Agreement dated September 25, 1998 between the Registrant and Bank One, NA (incorporated by reference to
                  Exhibit 10.4.29 to the 3rd Quarter 1998 Form 10-Q).

         10.4.30. Assignment of Deposit Account dated September 25, 1998 between Registrant and Bank One, NA (incorporated by reference to
                  Exhibit 10.4.30 to the 3rd Quarter 1998 Form 10-Q).

         10.4.31. Asset Purchase Agreement dated October 14, 1998 between the Registrant, Neoprobe AB, a corporation organized and existing under the laws of Sweden, and Bioinvent Production AB, a corporation organized and existing under the laws of Sweden (incorporated by reference to Exhibit 10.4.31 to the 3rd Quarter 1998 Form 10-Q).

         10.4.32. Supply Agreement between the Registrant and eV Products dated December 8, 1997 (incorporated by reference to Exhibit 10.4.32 to Amendment 2 to the 1998 Form 10-K/A, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

         10.4.33. Sales and Marketing Agreement dated February 1, 1999 between the Registrant and KOL Bio Medical Instruments, Inc. (incorporated by reference to Exhibit 10.4.33 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment; Commission File No. 0-26520)

         10.4.34. Revolving Credit Note between the Registrant and The Provident Bank dated August 31, 1999 (incorporated by reference to
                  Exhibit 10.4.34 to the 3rd Quarter 1999 Form 10-Q).

         10.4.35. Tennessee Revolving Credit Agreement between the Registrant and The Provident Bank dated August 31, 1999 (incorporated by reference to Exhibit 10.4.35 to the 3rd Quarter 1999 Form 10-Q).

         10.4.36. Security Agreement between the Registrant and The Provident Bank dated August 31, 1999 (incorporated by reference to
                  Exhibit 10.4.36 to the 3rd Quarter 1999 Form 10-Q).

         10.4.37. Termination Agreement between the Registrant and Kol Bio-Medical Instruments, Inc. dated October 1, 1999 (incorporated by reference to Exhibit 10.4.37 to the 3rd Quarter 1999 Form 10-Q, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

         10.4.38. Amendment to Termination Agreement between the Registrant and Kol Bio-Medical Instruments, Inc. dated October 1, 1999 (incorporated by reference to Exhibit 10.4.38 to the 3rd Quarter 1999 Form 10-Q, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

         10.4.39. Distribution Agreement between the Registrant and Ethicon Endo-Surgery, Inc. dated October 1, 1999 (incorporated by reference to Exhibit 10.4.39 to the 3rd Quarter 1999 Form 10-Q, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

         10.4.40. Amended and Restated Revolving Credit Note between the Registrant and The Provident Bank dated December 31, 1999.

         10.4.41. Tennessee Revolving Credit Note between the Registrant and The Provident Bank dated December 31, 1999.

         10.4.42 Amended and Restated Security Agreement between the Registrant and The Provident Bank dated December 31, 1999.

         10.4.43 Amendment No. 1 to Amended and Restated Revolving Credit Note Dated March 2, 2000.

         10.4.44 Amendment No. 1 to Tennessee Revolving Credit Note dated as of March 2, 2000.

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

         (b) REPORTS ON FORM 8-K.

         No current report on Form 8-K was filed by the Registrant during the fourth quarter of fiscal 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2000
                                        NEOPROBE CORPORATION
                                        (the "Registrant")



                                        By: /s/ David C. Bupp
                                           -------------------------------------
                                            David C. Bupp, President and
                                            Chief Executive Officer


         Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                                       TITLE                                      DATE

/s/David C. Bupp                                    Director, President and Chief                   March 30, 2000
--------------------------------------              Executive Officer
           David C. Bupp                            (principal executive officer)



/s/Brent L. Larson*                                 Vice President,  Finance and Chief              March 30, 2000
--------------------------------------              Financial Officer
           Brent L. Larson                          Administration
                                                    (principal financial officer)

/s/Melvin D. Booth*                                 Director                                        March 30, 2000
--------------------------------------
           Melvin D. Booth

/s/John S. Christie*                                Director                                        March 30, 2000
--------------------------------------
          John S. Christie

/s/Julius R. Krevans*                               Chairman, Director                              March 30, 2000
--------------------------------------
          Julius R. Krevans

/s/Michael P. Moore*                                Director                                        March 30, 2000
--------------------------------------
          Michael P. Moore

/s/J. Frank Whitley, Jr.*                           Director                                        March 30, 2000
--------------------------------------
        J. Frank Whitley, Jr.

/s/James F. Zid*                                    Director                                        March 30, 2000
--------------------------------------
            James F. Zid

              *By:  /s/ David C. Bupp
                    -------------------------------------------
                        David C. Bupp, Attorney-in-fact

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                             -----------------------


                              NEOPROBE CORPORATION


                             -----------------------


                             FORM 10-K ANNUAL REPORT


                           FOR THE FISCAL YEAR ENDED:

                                DECEMBER 31, 1999


                             -----------------------

                              FINANCIAL STATEMENTS

                             -----------------------



================================================================================

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                            ------------------------


                              NEOPROBE CORPORATION

                            ------------------------



                             FORM 10-K ANNUAL REPORT

                           FOR THE FISCAL YEAR ENDED:

                                DECEMBER 31, 1999






                          ----------------------------


                              FINANCIAL STATEMENTS

                          ----------------------------


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Neoprobe Corporation

We have audited the accompanying consolidated balance sheets of Neoprobe Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes accessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neoprobe Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                              KPMG LLP





Columbus, Ohio
February 14, 2000

REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Stockholders of
Neoprobe Corporation

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Neoprobe Corporation and subsidiaries for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Neoprobe Corporation and Subsidiaries for the year ended December 31, 1997 in conformity with generally accepted accounting principles.



                                        Coopers & Lybrand LLP



Columbus, Ohio
February 20, 1998

NEOPROBE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31, 1999 and 1998







ASSETS                                                                 1999                   1998
                                                                -------------------    --------------------
Current assets:
    Cash and cash equivalents                                          $ 4,882,537             $ 1,061,936
    Restricted cash                                                              -               1,993,000
    Available-for-sale securities                                                -                 448,563
    Accounts receivable, net                                               453,406               2,069,633
    Inventory                                                            1,134,427               1,578,912
    Prepaid expenses                                                       666,688                 720,420
    Other current assets                                                     7,177                 147,008
                                                                -------------------    --------------------

           Total current assets                                          7,144,235               8,019,472
                                                                -------------------    --------------------

Investment in affiliates                                                 1,500,000               1,500,000

Property and equipment                                                   2,167,245               3,073,931
    Less accumulated depreciation and amortization                       1,264,299               1,654,661
                                                                -------------------    --------------------

                                                                           902,946               1,419,270
                                                                -------------------    --------------------

 Intangible assets, net                                                    775,088                 773,863
 Other assets                                                                  300                 281,594
                                                                -------------------    --------------------

         Total assets                                                  $10,322,569            $ 11,994,199
                                                                ===================    ====================



CONTINUED

NEOPROBE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, CONTINUED



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                 1999                   1998
                                                                        -------------------    -------------------
Current liabilities:
   Line of credit                                                              $   480,000            $ 1,000,000
   Notes payable to finance company                                                154,626                242,163
   Capital lease obligations, current                                               87,007                 99,539
   Accrued liabilities                                                           1,365,649              2,813,321
   Accounts payable                                                                759,961              2,857,717
   Deferred license revenue, current                                               800,000                      -
   Obligation to preferred stockholder, current                                  2,500,000                      -
                                                                        -------------------   --------------------

          Total current liabilities                                              6,147,243              7,012,740
                                                                        -------------------   --------------------

Capital lease obligations                                                           68,809                155,816
Deferred license revenue                                                         3,000,000                      -
Obligation to preferred stockholder                                              1,245,536                      -
                                                                        -------------------   --------------------

           Total liabilities                                                    10,461,588              7,168,556
                                                                        -------------------   --------------------

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock; $.001 par value; 5,000,000 shares
    authorized at December 31, 1999 and December 31, 1998;
    none issued and outstanding (500,000 shares designated as                            -                      -
    Series A, $.001 par value, at December 31, 1999 and 1998;
    none outstanding)
  Common stock; $.001 par value; 50,000,000 shares
    authorized; 23,046,644 shares issued and outstanding at
    December 31, 1999; 22,887,910  shares issued and outstanding
    at December 31, 1998                                                            23,047                 22,888
  Additional paid-in capital                                                   119,407,204            120,272,899
  Accumulated deficit                                                         (119,569,270)          (115,395,283)
  Accumulated other comprehensive loss                                                   -                (74,861)
                                                                        -------------------   --------------------

          Total stockholders' equity (deficit)                                    (139,019)             4,825,643
                                                                        -------------------   --------------------

              Total liabilities and stockholders' equity (deficit)            $ 10,322,569           $ 11,994,199
                                                                        ===================   ====================


           See accompanying notes to consolidated financial statements

NEOPROBE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                        YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------------------------
                                                             1999                1998                 1997
                                                        ----------------    ----------------    ------------------
Revenues:
   Net sales                                                $ 9,245,664         $ 5,832,695           $ 5,127,917
   License revenue                                              200,000                   -                     -
                                                        ----------------    ----------------    ------------------
       Total revenues                                         9,445,664           5,832,695             5,127,917
                                                        ----------------    ----------------    ------------------

Cost of goods sold                                            4,507,774           1,403,951             1,575,699
                                                        ----------------    ----------------    ------------------
Gross profit                                                  4,937,890           4,428,744             3,552,218
                                                        ----------------    ----------------    ------------------

Operating expenses:
   Research and development                                   1,313,219          14,364,539            19,656,804
   Marketing and selling                                      4,471,363           5,267,617             4,306,717
   General and administrative                                 3,734,697           6,088,823             6,853,283
   Losses related to subsidiaries in liquidation                475,231           7,176,061                     -
                                                        ----------------    ----------------    ------------------
       Total operating expenses                               9,994,510          32,897,040            30,816,804
                                                        ----------------    ----------------    ------------------

Loss from operations                                        (5,056,620)        (28,468,296)          (27,264,586)
                                                        ----------------    ----------------    ------------------

Other income (expense):
   Gain on deconsolidation of subsidiaries                      699,146                   -                     -
   Interest income                                              103,672             598,834             2,156,795
   Interest expense                                            (82,853)           (189,785)              (61,445)
   Other                                                        162,668              26,495             1,922,708
                                                        ----------------    ----------------    ------------------
       Total other income                                       882,633             435,544             4,018,058
                                                        ----------------    ----------------    ------------------

Net loss                                                    (4,173,987)        (28,032,752)          (23,246,528)
                                                        ----------------    ----------------    ------------------

Conversion discount on preferred stock                        1,795,775                   -                     -
Accretion to potential redemption value                       1,804,225                   -                     -
Preferred stock dividend requirements                           120,536                   -                     -
                                                        ----------------    ----------------    ------------------

Loss attributable to common stockholders                 $ ( 7,894,523)       $(28,032,752)        $ (23,246,528)
                                                        ================    ================    ==================

Loss per common share
   (basic and diluted)                                       $   (0.34)          $   (1.23)            $   (1.02)
                                                        ================    ================    ==================

Weighted average number of shares
   outstanding during the year
   (basic and diluted)                                      23,003,461          22,842,232            22,734,642
                                                        ================    ================    ==================



           See accompanying notes to consolidated financial statements

NEOPROBE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)





                                                                                                  Accumulated
                                        Common Stock            Additional                           Other
                                   ------------------------       Paid-in       Accumulated       Comprehensive
                                    Shares        Amount          Capital         Deficit          Income(Loss)       Total
                                   ----------    ----------     ------------    -------------     -------------    ------------

Balance, December 31, 1996         22,586,527    $  22,587     $119,293,862    $(64,116,003)           $76,602     $55,277,048

Exercise of employee stock
  options at $2.50 to $15.75 per       85,510           85          361,500                                            361,585
  share
Issued to 401(k) plan at $14.61         1,672            2           24,422                                             24,424
Exercise of stock warrants at          89,721           89          355,092                                            355,181
  $3.32 to $6.05 per share
Comprehensive income (loss):
  Net loss                                                                      (23,246,528)                       (23,246,528)
  Foreign currency translation
    adjustment                                                                                        (237,887)       (237,887)
  Unrealized gain on available-
    for-sale securities                                                                                 20,569          20,569
                                                                                                                   ------------
Total comprehensive loss                                                                                           (23,463,846)
                                   ----------    ----------     ------------    -------------     -------------    ------------

Balance, December 31, 1997         22,763,430    $  22,763     $120,034,876     (87,362,531)         $(140,716)    $32,554,392


Exercise of employee stock
  options at $2.50 to $3.88 per        76,587           77          196,221                                            196,298
  share
Issued to 401(k) plan at $14.45         2,893            3           41,802                                             41,805
Issued restricted stock to             45,000           45                                                                  45
  officers
Comprehensive income (loss):
  Net loss                                                                      (28,032,752)                       (28,032,752)
  Foreign currency translation
    adjustment                                                                                          56,346          56,346
  Unrealized gain on available-for-sale
    securities                                                                                           9,509           9,509
                                                                                                                   ------------
Total comprehensive loss                                                                                           (27,966,897)
                                   ----------    ----------     ------------    -------------     -------------    ------------

Balance, December 31, 1998         22,887,910    $  22,888     $120,272,899   $(115,395,283)          $(74,861)     $4,825,643

Issued to 401(k) plan at $2.68         13,734           14           36,776                                             36,790
Issued restricted stock to            145,000          145                                                                 145
  officers
Issued redeemable convertible
  preferred stock and warrants,                                   1,022,290                                          1,022,290
  net of costs
Accretion of redeemable
  convertible  preferred stock
  to potential redemption value                                  (1,804,225)                                        (1,804,225)
Preferred stock dividend                                           (120,536)                                          (120,536)
  requirements
Comprehensive income (loss):
  Net loss                                                                        (4,173,987)                       (4,173,987)
  Foreign currency translation
  adjustment due to deconsolidation of                                                                 75,080           75,080
  subsidiaries
Unrealized gain on available-for-sale
  securities                                                                                             (219)            (219)
                                                                                                                   ------------
Total comprehensive loss                                                                                            (4,099,126)
                                   ----------    ----------    ------------     -------------     -------------    ------------

Balance, December 31, 1999         23,046,644    $  23,047     $119,407,204     $(119,569,270)         $     -       $(139,019)
                                   ==========    ==========    ============     =============     =============    ============




          See accompanying notes to consolidated financial statements.

NEOPROBE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                             YEARS ENDED DECEMBER 31,
                                                                 ---------------------------------------------
                                                                     1999            1998            1997
                                                                 ------------    ------------    ------------
Cash flows from operating activities:
       Net loss                                                  $ (4,173,987)   $(28,032,752)   $(23,246,528)
       Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
       Depreciation                                                   506,916       1,081,676         778,663
       Amortization of intangible assets                               46,046         190,888         117,859
       Provision for bad debts                                         16,005         134,249         130,660
       Loss on disposal and abandonment of assets                     369,580       1,100,704         664,068
       Losses related to subsidiaries in liquidation                  475,231       6,443,432            --
       Gain on deconsolidation of subsidiaries                       (699,146)           --              --
       Change in restricted cash                                    1,993,000      (1,615,348)       (187,627)
       Other                                                           34,844          17,815         (11,807)
       Change in operating assets and liabilities:
          Accounts receivable                                       1,491,098      (1,410,759)        315,406
          Inventory                                                   444,492      (1,165,258)       (199,335)
          Prepaid expenses and other assets                           269,927       1,144,128         465,764
          Accrued liabilities and other liabilities                (1,132,745)       (105,694)       (121,324)
          Accounts payable                                         (1,469,070)       (847,970)      1,404,095
          Deferred revenue                                          3,800,000            --        (2,000,000)
                                                                 ------------    ------------    ------------

     Net cash provided by (used in) operating activities            1,972,191     (23,064,889)    (21,890,106)
                                                                 ------------    ------------    ------------

Cash flows from investing activities:
   Purchases of available-for-sale securities                            --        (1,738,512)    (13,489,774)
   Proceeds from sales of available-for-sale securities               443,729       4,955,601       1,884,610
   Maturities of available-for-sale securities                          4,467      11,050,000      16,739,201
   Purchases of property and equipment                                (75,363)     (3,428,811)     (4,689,681)
   Proceeds from sales of property and equipment                       24,202            --              --
   Patent costs                                                       (27,104)       (239,400)       (197,873)
                                                                 ------------    ------------    ------------

   Net cash provided by investing activities                          369,931      10,598,878         246,483
                                                                 ------------    ------------    ------------

Cash flows from financing activities:
   Proceeds from issuance of preferred stock and warrants, net      2,818,065            --              --
   Proceeds from issuance of common stock, net                            145         196,343         716,766
   Proceeds from line of credit                                       480,000       1,275,750            --
   Payments under line of credit                                   (1,000,000)       (275,750)           --
   Payment of notes payable                                          (263,787)       (228,892)       (177,039)
   Payments under capital leases                                      (99,539)       (156,167)       (125,202)
   Proceeds from long-term debt                                          --         3,129,499         812,750
                                                                 ------------    ------------    ------------

   Net cash provided by financing activities                        1,934,884       3,940,783       1,227,275
                                                                 ------------    ------------    ------------

Effect of exchange rate changes on cash                                  --            43,791         (18,666)
                                                                 ------------    ------------    ------------

   Net increase (decrease) in cash and cash equivalents             4,277,006      (8,481,437)    (20,435,014)

   Cash and cash equivalents, beginning of year                     1,061,936       9,543,373      29,978,387

   Change in beginning cash and cash equivalents due to
     deconsolidation of subsidiaries                                 (456,405)           --              --

                                                                 ------------    ------------    ------------

   Cash and cash equivalents, end of year                        $  4,882,537    $  1,061,936    $  9,543,373
                                                                 ============    ============    ============



          See accompanying notes to consolidated financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     a. ORGANIZATION AND NATURE OF OPERATIONS: Neoprobe Corporation (the "Company"), a Delaware corporation, is engaged in the development and commercialization of gamma guided surgery products for the diagnosis and treatment of cancers and other diseases. The Company currently manufactures a line of gamma radiation detection equipment used in the application of intraoperative lymphatic mapping ("ILM"). The Company's ILM products are marketed through an exclusive worldwide distribution arrangement with Ethicon Endo-Surgery, Inc. ("EES"), a Johnson & Johnson company.

          For the year ended December 31, 1999, approximately $5.3 million (57%) of net sales were concentrated between two customers, one of which was EES. The loss of one of those customers could have a significant adverse effect on the Company's operating results. No individual customer constituted over 10% of net sales in 1998 or 1997.

     b.   FINANCIAL STATEMENT PRESENTATION:

          (1) Principles of consolidation: The consolidated financial statements of the Company include the accounts of the Company and its majority-owned subsidiaries through December 31, 1998 (See
               Note 10(b).). All significant intercompany accounts and transactions were eliminated in consolidation for 1997 and 1998. During 1999, the Company deconsolidated both of its majority-owned subsidiaries as both were placed in statutory liquidation or receivership during 1999 (See Note 10(b).) and control of the subsidiaries was taken away from the Company. In connection with the deconsolidation, the Company recorded a gain of $699,146 during the fourth quarter of 1999. The gain resulted primarily from the removal from consolidation of vendor liabilities owed by the Company's Israeli subsidiary, Neoprobe Israel Ltd. ("Neoprobe Israel"). These liabilities are liabilities of the subsidiary (i.e., Neoprobe Israel) and not of the parent company (i.e., the Company). Therefore, by not consolidating the net liabilities of Neoprobe Israel, the Company, in effect, realized a gain in its unconsolidated financial statements as presented for the year ended December 31, 1999.

          (2) Adoption of liquidation basis of accounting: As of December 31, 1998, the Company presented both of its majority-owned subsidiaries under the liquidation basis of accounting. Accordingly, at December 31, 1998, the assets of these subsidiaries were stated at their estimated net realizable value, and liabilities were stated at amounts expected to settle obligations due. During 1999, both of these subsidiaries were deconsolidated as noted above.

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

          (3) Line of credit and notes payable to finance company: The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by banks or finance companies. At December 31, 1999, the carrying values of these instruments approximate fair value.

     e. CASH AND CASH EQUIVALENTS: Cash equivalents of $20,691 at December 31, 1998 consist of corporate debt securities with a term of less than three months. There were no cash equivalents at December 31, 1999. For

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


          purposes of the statements of cash flows, cash and cash equivalents consist of demand deposits, money market funds, highly liquid debt instruments and certificates of deposit with original maturities of three months or less. At December 31, 1998, the use of $993,000 of cash and cash equivalents was restricted under the terms of the Company's debt agreement financing the construction of Neoprobe Israel (See Note 10(b).) and $1 million was pledged as security related to the Company's line of credit. None of the cash and cash equivalents presented in the December 31, 1999 balance sheet are pledged or restricted in any way.

     f.   INVESTMENTS:

          (1) Investments of up to 20% in affiliated companies with no readily determinable fair value are carried on the cost basis, and investments greater than 20%, where management has determined the Company does not exercise control, are carried on the equity basis.

          (2) Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

               A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related available-for-sale sale security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

               Information related to amortized cost and fair value of available-for-sale securities, utilizing the specific identification method, at December 31, 1998 is provided below:

                                                                                             GROSS
                                                                      AMORTIZED            UNREALIZED
                                    1998                                 COST                GAINS            FAIR VALUE
              -------------------------------------------------    -----------------    -----------------    -------------

              Mortgaged-backed U.S. government securities                 $ 448,344               $  219        $ 448,563
                                                                   =================    =================    =============

               Available-for-sale securities are classified as current based on the Company's intent to use them to fund short-term working capital needs.

     g. INVENTORY: The components of inventory at December 31, 1999 and 1998, are as follows:

                                                                         1999                 1998
                                                                  ----------------    ------------------

                           Materials and component parts              $   104,441           $   277,505
                           Finished goods                               1,029,986             1,301,407
                                                                  ----------------    ------------------
                                                                      $ 1,134,427           $ 1,578,912
                                                                  ================    ==================

          All components of inventory are valued at the lower of cost (first-in, first-out) or market. The Company adjusts inventory to market value when the net realizable value is lower than the carrying cost of the inventory. Market value is determined based on recent sales activity and margins achieved.

     h. PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Property and equipment under capital leases is stated at the present value of minimum lease payments. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets ranging from 3 to 7 years, and includes amortization related to equipment under capital leases. Maintenance and repairs are charged to expense as incurred, while renewals and improvements are capitalized. Property and equipment includes $391,399 and $393,869 of equipment under capital leases and accumulated amortization of $256,585 and $153,165 at December 31, 1999 and 1998, respectively. During 1999, the Company recorded losses of approximately $60,000

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          on the disposal of certain property and equipment primarily related to the separation of the majority of the Company's internal marketing force.

          The major classes of property and equipment are as follows:

                                                                           1999                    1998
                                                                     ------------------    ---------------------

                 Production machinery and equipment                        $   798,647             $    680,189
                 Other machinery and equipment, primarily
                    computers and research equipment                           656,740                1,270,034
                 Furniture and fixtures                                        527,567                  866,602
                 Leasehold improvements                                         91,513                   90,144
                 Other                                                          92,778                  166,962
                                                                     ------------------    ---------------------
                                                                           $ 2,167,245              $ 3,073,931
                                                                     ==================    =====================


     i. INTANGIBLE ASSETS: Intangible assets consist primarily of cost of patents. Patent costs are amortized using the straight-line method over the remaining lives of the patents of up to 17 to 20 years. Patent application costs are deferred pending the outcome of patent applications. Costs associated with unsuccessful patent applications and abandoned intellectual property are expensed when determined to have no recoverable value. The Company evaluates the potential alternative uses of intangible assets, as well as the recoverability of the carrying values of intangible assets on a recurring basis.

          The components of intangible assets at December 31, 1999 and 1998 are as follows:

                                                                       1999                 1998
                                                                  ----------------    ------------------

                           Patents                                       $894,638              $871,944
                           Accumulated amortization                     (119,550)              (98,081)
                                                                  ----------------    ------------------
                                                                         $775,088              $773,863
                                                                  ================    ==================

          During 1998, the Company recorded approximately $148,000 in general and administrative expense related to patents which will no longer be supported based on changes in the Company's business plan. The Company also recorded a $1 million impairment charge in 1998 related to technology licensed from The Dow Chemical Company (See Note 12(d).).

     j.   REVENUE RECOGNITION

          (1) PRODUCT SALES AND WARRANTY: The Company derives revenues primarily from sales of its hand-held gamma detection instruments. The Company recognizes sales revenue when the products are shipped and the earnings process has been completed. Sales prices on products sold to EES are subject to retroactive annual adjustment based on a fixed percentage of the actual sales prices achieved by EES on sales to end customers made during each fiscal year. To the extent that the Company can reasonably estimate the end customer prices received by EES, the Company records sales to EES based upon these estimates. To the extent that the Company is not able to reasonably estimate end customer sales prices related to certain product sold to EES, the Company records revenue related to these product sales at the minimum price provided for under its distribution agreement with EES.

               The Company recognizes revenue related to the sales of products to be used for demonstration units when products are shipped and the earnings process has been completed. The Company's distribution agreements generally do not permit return of demonstration units in the ordinary course of business or have any performance obligations on the part of the Company other than normal product warranty obligations. To the extent that the earnings process has not been completed or that returns, if allowed, cannot be reasonably estimated, revenue is deferred.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               The Company warrants its products against defects in design, materials, and workmanship for a period of one year from the date of sale by EES. The Company's accrual for warranty expenses is adjusted periodically to reflect actual experience. EES also reimburses the Company for a portion of warranty expense incurred based on end customer sales made during a given fiscal year.

          (2) LICENSE REVENUE: The Company recognizes license revenue in connection with its distribution agreement with EES on a straight-line basis over the five year initial term of the agreement based on the Company's obligations to provide ongoing support for the intellectual property being licensed such as patent maintenance and regulatory filings. As the license relates to intellectual property held or in-licensed by the Company, the Company incurs no significant cost associated with the recognition of this revenue.

          k. RESEARCH AND DEVELOPMENT COSTS: All costs related to research and development are expensed as incurred.

          l. INCOME TAXES: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

          o. COMPREHENSIVE INCOME (LOSS): On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income in a full set of general purpose financial statements. Comprehensive income consists of net income (loss), net unrealized gains (losses) on securities and foreign currency translation adjustments, and is presented in the consolidated statements of stockholders' equity (deficit) and accumulated other comprehensive income (loss). The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Due to the Company's net operating loss position, there are no income tax effects on comprehensive income components for any of the years presented. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


              The accumulated balances for each classification of accumulated other comprehensive income (loss) are as follows:

                                                      GROSS
                                   FOREIGN          UNREALIZED        ACCUMULATED
                                  CURRENCY            GAINS             OTHER
                                 TRANSLATION       (LOSSES) ON       COMPREHENSIVE
                                 ADJUSTMENT         SECURITIES       INCOME (LOSS)
                                 ----------         ----------       -------------
Balance, December 31, 1996        $ 106,461         $ (29,859)        $  76,602
  Change during 1997               (237,887)           20,569          (217,318)
                                  ---------         ---------         ---------
Balance, December 31, 1997         (131,426)           (9,290)         (140,716)

  Change during 1998                 56,346             9,509            65,855
                                  ---------         ---------         ---------
Balance, December 31, 1998          (75,080)              219           (74,861)
    Change during 1999               75,080              (219)           74,861
                                  ---------         ---------         ---------
Balance, December 31, 1999        $    --           $    --           $    --
                                  =========         =========         =========

          p. IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF: The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

               During 1999, the Company recorded an impairment charge of $98,000, primarily related to property and equipment no longer expected to be recoverable as a result of the transfer of marketing responsibilities to the Company's new distribution partner. This impairment charge was included in general and administrative expenses on the 1999 statement of operations. In addition, 1999 research and development expenses included a non-cash write-off of $218,000 in capitalized pre-production costs written off as a result of recent accounting recommendations issued by the EITF. During 1998, the Company recorded an impairment charge of $222,000, primarily related to property and equipment no longer anticipated to be used in the RIGS initiative. This impairment charge was included in general and administrative expenses on the 1998 statement of operations.

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

          r. SEGMENT REPORTING: On December 31, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This Statement establishes standards for the way that public business enterprises report information about products and services, geographic areas, and major customers. This Statement supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers.

          s. RECLASSIFICATION: Certain prior years' amounts have been reclassified to conform with the 1999 presentation.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



2.   ACCOUNTS RECEIVABLE AND CONCENTRATIONS OF CREDIT RISK:

     Accounts receivable at December 31, 1999 and 1998, net of allowance for doubtful accounts of $97,382 and $77,000, respectively, consist of the following:

                                                             1999               1998
                                                        ----------------    --------------

                           Trade                              $ 368,072       $ 1,611,247
                           Other                                 85,334           458,386
                                                        ----------------    --------------
                                                              $ 453,406       $ 2,069,633
                                                        ================    ==============

     Trade receivables consist of receivables from customers based on the sale of the Company's products.

     At December 31, 1999, approximately 41% of the Company's net accounts receivable are due from EES, and another 44% of net accounts receivable are due from several customers in European countries. The Company does not believe it is exposed to significant credit risk related to EES based on the overall financial strength and credit worthiness of the customer. The Company believes its credit risk related to foreign exchange risk at December 31, 1999 is not material and that it has adequately addressed other credit risks related to its international customers in estimating the allowance for doubtful accounts.

     The Company estimates an allowance for doubtful accounts based on a review and assessment of specific accounts receivable. The activity in the allowance for doubtful accounts for the years ended December 31, 1999 and 1998 is as follows:

                                                                            1999               1998
                                                                       ---------------    ---------------

        Allowance for doubtful accounts at beginning of year                 $ 77,000          $ 130,660
        Provision for bad debts                                                16,005            134,249
        Writeoffs charged against the allowance                               (27,057)          (187,909)
        Recoveries of amounts previously charged off                           31,434                  -
                                                                       ---------------    ---------------
        Allowance for doubtful accounts at end of year                       $ 97,382           $ 77,000
                                                                       ===============    ===============

3.   INVESTMENT IN AFFILIATE:

     Investment in affiliate at December 31, 1999 and 1998 represents an investment in XTL Biopharmaceuticals Ltd. ("XTL"). Subsequent to December 31, 1999, the Company sold its equity interest in XTL for $1.5 million (See
     Note 18(b).). During 1999, the Company dissolved its 50/50 joint venture with Peptor Ltd., Neoprobe/Peptor JV LLC. The Company has one other investment, Cira Technologies, Inc., ("Cira"), in which the Company has an approximate 15% interest, which is accounted for on the cost method and is carried at zero at December 31, 1999.

4.   ACCRUED LIABILITIES AND ACCOUNTS PAYABLE:

     Accrued liabilities at December 31, 1999 and 1998 consist of the following:

                                                                                  1999               1998
                                                                             ----------------    --------------

        Royalties due under research and development agreement                     $ 261,952         $ 319,693
        Compensation                                                                 244,029           547,993
        Warranty reserve                                                              84,637            78,000
        Inventory purchases                                                           61,952            38,860
        Accrued loan security (See Note 10(b.))                                            -           993,000
        Contracted services and other                                                713,079           835,775
                                                                             ----------------    --------------
                                                                                  $1,365,649        $2,813,321
                                                                             ================    ==============

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     Accrued compensation at December 31, 1999 and 1998, includes $210,153 and $242,351, respectively, of separation payments due to former employees.

     Accounts payable at December 31, 1999 and 1998 consist of the following:

                                                                                  1999               1998
                                                                             ----------------    --------------

        Trade                                                                      $ 410,031       $ 1,050,472
        Other                                                                        349,930         1,807,245
                                                                             ----------------    --------------
                                                                                   $ 759,961        $2,857,717
                                                                             ================    ==============

5.   LINE OF CREDIT:

     At December 31, 1998, the Company had a $1 million revolving line of credit arrangement with a bank with an interest rate of 7.3%, which was secured by $1 million in pledged cash and investments of the Company. This line of credit expired under its terms on August 31, 1999. During August 1999, the Company negotiated a new line of credit with another bank. The new line of credit provides for a maximum outstanding principal of $500,000 and bears interest at the bank's prime rate plus one percent. This line of credit had an original maturity date of December 31, 1999, however, the maturity date of the new line has been extended through May 31, 2000. The new line of credit is secured by the assets of the Company, excluding intellectual property and equipment related to the Company's ILM technology. As of December 31, 1999, the interest rate was 9.5%, and $480,000 was outstanding under the new line of credit.

6.   INCOME TAXES:

     As of December 31, 1999, the Company's net deferred tax assets in the U.S. were approximately $38.3 million, related principally to net operating loss carryforwards of approximately $93.3 million available to offset future taxable income, if any, through 2019 and tax credit carryforwards of approximately $4.9 million (principally research and development) available to reduce future income tax liability after utilization of tax loss carryforwards, if any, through 2019. Due to the uncertainty surrounding the realization of these favorable tax attributes in future tax returns, all of the net deferred tax assets have been fully offset by a valuation allowance.

     Under Sections 382 and 383 of the Internal Revenue Code (IRC) of 1986, as amended, the utilization of U.S. net operating loss and tax credit carryforwards may be limited under the change in stock ownership rules of the IRC. As a result of ownership changes as defined by Sections 382 and 383, which have occurred at various points in the Company's history, management believes utilization of the Company's net operating loss carryfowards and tax credit carryforwards may be limited.

     In general, it has been the intention of the Company to reinvest the earnings of non-U.S. subsidiaries in those operations. At December 31, 1999, the Company's international subsidiaries have net operating loss carryforwards of approximately $9.1 million available to offset future statutory income in those jurisdictions. However, as both subsidiaries are currently in loss position, and as both subsidiaries are either in statutory liquidation or receivership, no amounts have been estimated to be remitted. Accordingly, no amounts have been provided for income tax consequences related to international subsidiaries. Due to the liquidation status of these subsidiaries, it is unlikely the Company will realize any benefit related to the net operating loss carryforwards within the foreign jurisdictions. However, the Company may be able to realize some benefit from these foreign losses under the U.S. tax laws.

7.   EQUITY:

     a. REDEEMABLE PREFERRED STOCK: On February 16, 1999, the Company executed a purchase agreement (the "Purchase Agreement") to complete the private placement of 30,000 shares of 5% Series B redeemable convertible preferred stock (the "Series B") for gross proceeds of $3 million ($2.8 million, net of certain placement costs). The Series B were issued with a $100 per share stated value and were convertible into common stock of the Company at the option of the Series B holders. In connection with the private placement, the Company also issued 2.9 million Class L warrants to purchase common stock of the Company at an initial exercise price of $1.03 per share. The Series B paid a 5% annual dividend payable in cash or common stock.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          The Series B were convertible at variable prices based on the market price of the Company's common stock, subject to a conversion price floor of $0.55. The Class L warrants were also subject to variable exercise prices, subject to an exercise price floor of $0.62. Holders of the Series B had certain liquidation preferences over other stockholders under certain provisions as defined in the Agreement and had the right to cast the same number of votes as if the owner had converted on the record date. Pursuant to the private placement, the Company entered into a financial advisory agreement with the placement agent providing the agent with Unit Purchase Options ("UPOs") entitling the placement agent to purchase approximately 150,000 shares of common stock in the Company.

          The Company would have been obligated to redeem outstanding shares of Series B for $120 per share (i.e., a total of $3.6 million ) under certain conditions such as the delisting of the Company's stock from the NASDAQ Stock Market, as occurred on July 27, 1999 and other conditions outlined in the Purchase Agreement.

          The Series B were recorded by the Company during the first quarter of 1999 at the amount of gross proceeds less the costs of the financing and the fair value of the warrants, and classified as mezzanine financing above the stockholders' equity section on the Company's interim balance sheets for 1999. The calculated conversion price at February 16, 1999, the first available conversion date, was $1.03 per share. In accordance with the FASB's Emerging Issues Task Force Topic D-60, the difference between the initial conversion price and the closing market price on February 16, 1999 of $1.81 resulted in an implied incremental yield to Series B holders of approximately $1.8 million that is reflected as conversion discount in the Company's loss per share calculation for 1999. During the third quarter of 1999, management assessed the likelihood of redemption of the Series B as probable. As a result, the recorded book value of the Series B was accreted by approximately $1.8 million to bring the book value of the Series B up to the full redemption value of $3.6 million. This accretion is also reflected in the Company's loss per share calculation for 1999.

          On November 12, 1999, the Company entered into a binding letter of intent to retire the Series B, the Class L warrants and the UPOs and to cancel the financial advisory agreement with the placement agent (See Note 18 (a).). The letter of intent committed the Series B Holders to surrender the Series B shares and Class L warrants, and for the placement agent to surrender the UPOs and cancel the financial advisory agreement as well as to grant the Company general releases from potential litigation associated with the transaction. In exchange for the retirement of the Series B preferred shares and surrendering the Class L warrants and UPOs, the Company paid the Series B holders a total of $2.5 million and issued the Series B holders 3 million shares of common stock and warrants to purchase 3 million shares of common stock with an exercise price of $0.74 per share. However, at December 31, 1999, final definitive agreements had not yet been signed. Therefore, at December 31, 1999, the Company reclassified its obligations to the Series B holders to reflect the $2.5 million payable in cash as a current liability and the remaining book value of the Series B, including dividends payable, as a long-term liability that will then be reclassified during the first quarter of 2000 to additional paid-in capital concurrent with the execution of the definitive agreement.

     b. STOCK OPTIONS: At December 31, 1999, the Company has two stock-based compensation plans. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:


                                              1999                 1998                  1997
                                              ----                 ----                  ----

Net loss              As reported     $  (7,894,523)        $  (28,032,752)        $(23,246,528)
                      Pro forma       $  (8,551,024)        $  (30,843,828)        $(25,273,241)

Net loss per common   As reported     $       (0.34)        $        (1.23)        $      (1.02)
  share (basic
  and diluted)        Pro forma       $       (0.37)        $        (1.35)        $      (1.11)


          Under the Amended and Restated Stock Option and Restricted Stock Purchase Plan (the "Amended Plan"), and under the 1996 Stock Incentive Plan (the "1996 Plan"), the Company may grant incentive stock options,

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

          The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for 1999, 1998, and 1997 respectively: average risk-free interest rates of 5.1%, 5.0% and 6.4%; expected average lives of three to four years for each of the years presented; no dividend rate for any year; and volatility of 123% for 1999, 103% for 1998, and 72% for 1997. The weighted average fair value of options granted in 1999, 1998 and 1997 was $0.91, $2.44 and $7.88, respectively.

          A summary of the status of stock options under Company's stock option plans as of December 31, 1999, 1998, and 1997, and changes during the years ended on those dates is presented below:

                                               1999                            1998                            1997
                                   -----------------------------    ----------------------------    ----------------------------
                                                       WEIGHTED                        WEIGHTED                        WEIGHTED
                                                       AVERAGE                          AVERAGE                         AVERAGE
                                                      EXERCISE                         EXERCISE                        EXERCISE
                                      OPTIONS           PRICE           OPTIONS          PRICE         OPTIONS           PRICE
                                   -------------     -----------    --------------    ----------    -------------     ----------
          Outstanding at
           beginning of year          1,459,445          $ 5.31         2,194,103        $ 7.81        2,002,138         $ 5.60
          Granted                       544,500            1.14           869,791          3.88          427,900          13.50
          Forfeited                   (519,943)            4.20       (1,527,862)          8.22        (150,425)          13.90
          Exercised                           -               -          (76,587)          2.56         (85,510)           4.25
                                   -------------                    --------------                  -------------

          Outstanding at
            end of year               1,484,002          $ 4.16         1,459,445        $ 5.31        2,194,103         $ 7.81
                                   =============                    ==============                  =============

          Options exercisable
            at end of year              809,736                           912,546                      1,369,557
                                   =============                    ==============                  =============

          On September 28, 1998, the Company repriced 367,000 outstanding options held by non-officer employees of the Company. In exchange for surrendering outstanding options with exercise prices of $5.06 to $17.75, these employees were granted 183,440 new options with an exercise price of $1.50 per share, and the vesting term of the new options was extended by an average of one year from the original vesting term of the surrendered options. No expense was recorded as a result of this repricing. Included in outstanding options as of December 31, 1999, are 100,000 options exercisable at an exercise price of $2.50 per share which vest on the meeting of certain Company achievements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          The following table summarizes information about the Company's stock options outstanding at December 31, 1999:


                                                  OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                   ---------------------------------------------------    -------------------------------

                                                            WEIGHTED
                                       NUMBER                AVERAGE         WEIGHTED           NUMBER           WEIGHTED
                                   OUTSTANDING AT           REMAINING        AVERAGE        EXERCISABLE AT       AVERAGE
           RANGE OF EXERCISE        DECEMBER 31,           CONTRACTUAL       EXERCISE         DECEMBER 31,       EXERCISE
                 PRICES                 1999                   LIFE            PRICE              1999             PRICE
          ---------------------    ----------------       --------------    -----------   -----------------    ------------
          $  0.72 - $  1.50                590,802             9 Years          $1.23            143,497           $1.44
          $  2.00 - $  3.88                399,000             4 Years          $2.72            292,334           $2.79
          $  5.63 - $ 17.44                494,200             6 Years          $8.83            373,905           $9.31
                                   ----------------                                       ---------------

          $  0.72 - $17.44               1,484,002             7 Years          $4.16            809,736           $5.56
                                   ================                                       ===============

         c. RESTRICTED STOCK: During 1999 and 1998, the Company granted 65,000 and 145,000 shares of restricted common stock, respectively, to officers of the Company under the 1996 Plan. However, of the 1998 shares granted, 20,000 shares were forfeited subsequent to being granted but prior to issuance, and 80,000 shares were not issued by the Company's transfer agent until 1999.

              At December 31, 1999, the Company has 220,000 restricted shares issued and outstanding under the 1996 Plan. All of the restricted shares granted vest on a change of control of the Company as defined in the specific grant agreements. As a result, the Company has not recorded any deferred compensation due to the inability to assess the probability of the vesting event. Of the shares issued and outstanding, 75,000 also vest under certain conditions of termination as defined in an officer's employment agreement with the Company (See Note 12(e).).

         d. STOCK WARRANTS: At December 31, 1999, there are approximately 2,978,216 warrants outstanding to purchase common stock of the Company. The warrants are exercisable at prices ranging from $1.03 to $17.92 per share with a weighted average exercise price per share of $1.17. The warrants expire on various dates from June 2000 through February 2004. Outstanding warrants include 2,912,621 warrants that were subject to variable conversion terms but that were cancelled subsequent to December 31, 1999, subject to a Settlement Agreement with the holder (See Note 18(a).).

          e. COMMON STOCK RESERVED: Shares of authorized common stock have been reserved for the exercise of all options and warrants outstanding.

8.   SHAREHOLDER RIGHTS PLAN:

     During July 1995, the Company's Board of Directors adopted a Shareholder Rights Plan. Under the plan, one "Right" is to be distributed for each share of common stock held by shareholders on the close of business on August 28, 1995. The Rights are exercisable only if a person and its affiliate commences a tender offer or exchange offer for 15% or more of the Company's common stock, or if there is a public announcement that a person and its affiliate has acquired beneficial ownership of 15% or more of the common stock, and if the Company does not redeem the Rights during the specified redemption period. Initially, each Right, upon becoming exercisable, would entitle the holder to purchase from the Company one unit consisting of 1/100th of a share of Series A Junior Participating preferred stock at an exercise price of $35 (which is subject to adjustment). Once the Rights become exercisable, if any person, including its affiliate, acquires 15% or more of the common stock of the Company, each Right other than the Rights held by the acquiring person and its affiliate becomes a right to acquire common stock having a value equal to two times the exercise price of the Right. The Company is entitled to redeem the Rights for $0.01 per Right at any time prior to the expiration of the redemption period. The Shareholder Rights Plan and the Rights will expire on August 28, 2005. The Board of Directors may amend the Shareholder Rights Plan, from time to time, as considered necessary (See Note 7(a).)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     9. RESTRUCTURING AND SUBSIDIARY LIQUIDATION ACTIVITIES: In 1995 and 1996, the Company completed a series of clinical trials of its first generation targeting agent for the detection of colorectal cancer, RIGScan(R) CR49. Also during 1996, the Company submitted applications to European and U.S. regulatory agencies requesting approvals to begin marketing RIGScan CR49 for the detection of metastatic colorectal cancer. Late in the fourth quarter of 1997, the Company received requests for further information from United States and European regulatory agencies following review of its applications. The Company negotiated with these regulatory agencies throughout the first half of 1998 regarding the best way to respond to the requests for additional information.


          As a result of the delays in approval anticipated as a result of the information requests, the Company began to evaluate various options during the first quarter of 1998 to cut operating costs and restructure the Company around its core ILM business while suspending the majority of ongoing research activities related to its radio-immunoguided surgery ("RIGS") and activated cellular therapy ("ACT") initiatives. Further developments during 1998 and in 1999 forced the Company to continually reevaluate its strategic plan and to implement additional cost cutting and restructuring activities involving both RIGS and ACT that included a series of incremental headcount reductions and the shutdown of the Company's two majority-owned international subsidiaries. The Company is still working to commercialize both RIGS and ACT through a development partner; however, no such partner has been secured as of December 31, 1999. As the Company has no commercial RIGS or ACT products, the effect of these restructuring activities on the Company's ongoing operations involved primarily the elimination of research and development activities and the impairment of facilities and equipment anticipated to be used in the RIGS manufacturing process. A description of each action committed to by the Company, its timing and impact on the Company's financial statements is included below. Each of the items presented represents a separate incremental action taken. The Company made no significant adjustments to charges related to these items subsequent to the initial recording.


          - During the first quarter of 1998, the Company notified and severed 16 individuals as a result of expected delays in the approval process for RIGScan CR49. The Company recorded separation costs related to these severed employees of $719,000 reflected in research and development expenses and $69,000 reflected in general and administrative expenses. At this time, however, the Company believed it would still be able to raise additional funding to restart its RIGS initiative or to find a development partner to fund the initiative and engaged an investment banking firm to assist the Company in identifying such a partner.

          - During the third quarter of 1998, following the determination that the Company's Swedish subsidiary, Neoprobe Europe AB ("Neoprobe Europe") would no longer be needed in a revised RIGScan CR49 manufacturing process and unsuccessful preliminary attempts to sell the facility, the Company recorded an impairment charge of $1.7 million determined in accordance with SFAS No. 121 to adjust the net book value of the facility and related assets to their net realizable value based on preliminary negotiations to sell the assets. The Company also recorded separation costs of $235,000 related to the severing of Neoprobe Europe's fifteen employees. Both charges are reflected in losses related to subsidiaries in liquidation for the year ended December 31, 1998

          - During the fourth quarter of 1998, the Company notified and severed an additional 13 individuals from its U.S. operations due to the lack of identification of a development partner and the inability to raise additional capital. The Company recorded separation costs related to these severed employees of $405,000 reflected in research and development expenses. The Company also recorded impairment charges of $222,000 during the fourth quarter of 1998 in accordance with SFAS No. 121 related to assets no longer anticipated to be used in the RIGS initiative (reflected in general and administrative expenses for the year ended December 31, 1998).

          - During the fourth quarter of 1998, due also to the lack of identification of a RIGS development partner and inability to raise additional capital, the Company decided to suspend construction and validation activities at Neoprobe Israel and to attempt to sell the facility or shut it down in the event no buyer could be found. The Company recorded separation costs related to notifying and severing Neoprobe Israel's seventeen employees of $79,000 that were reflected in losses related to subsidiaries in liquidation for the year ended December 31, 1998. The Company also applied the methodology of SFAS No. 121 in estimating the net realizable value of the assets of Neoprobe Israel and recorded an impairment charge of $4.1 million

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               for the year ended December 31, 1998 that is reflected in losses related to subsidiaries in liquidation. In addition, the Company accrued its contractual commitment to guarantee a limited portion of the debt of Neoprobe Israel and reflected the associated charge in losses related to subsidiaries in liquidation for the year ended December 31, 1998. (See Note 10(b).).

          - In September 1999, based on entering into an exclusive worldwide distribution agreement with EES, the Company notified two executives that they would be severed. The Company recorded separation costs related to these severed employees of $150,000 reflected in marketing and selling expenses and $106,000 reflected in general and administrative expenses for the year ended December 31, 1999.

          - In October 1999, an additional 6 employees representing the majority of the Company's internal marketing staff were notified and severed. The Company recorded separation costs related to these severed employees of $145,000 reflected in marketing and selling expenses for the year ended December 31, 1999. In connection with severing these individuals, the Company recorded a $98,000 impairment of assets in accordance with SFAS No. 121 and $60,000 in losses on disposal of assets included in general and administrative expenses for the year ended December 31, 1999.

               These restructuring activities were determined based on formal actions approved by the Company's management using the best information available to it at the time. The amounts the Company may ultimately incur may change as certain of the activities outlined above are brought to their completion. A summary of the effects by financial statement line item, as well as changes in the amounts accrued is summarized in the table below:

                                          EMPLOYEE             ASSET
                                         SEPARATION        IMPAIRMENTS/         CONTRACTUAL
                                            COSTS            DISPOSALS          COMMITMENTS           TOTAL
                                        -----------         -----------         -----------         -----------
1998:
  Research and development              $ 1,124,155         $      --           $      --           $ 1,124,155
  Marketing and selling                        --                  --                  --                  --
  General and administrative                 69,234             222,356                --               291,590
  Losses related to subsidiaries
     in liquidation                         314,152           5,868,909             993,000           7,176,061
  Non-cash write-downs                         --            (6,091,265)               --            (6,091,265)
  Paid in 1998                           (1,265,190)               --                  --            (1,265,190)
                                        -----------         -----------         -----------         -----------

Balance accrued at
   December 31, 1998                    $   242,351         $      --           $   993,000         $ 1,235,351
                                        -----------         -----------         -----------         -----------

1999:
  Research and development                     --                  --                  --                  --
  Marketing and selling                     295,678                --                  --               295,678
  General and administrative                105,625             158,268                --               263,893
  Effects of deconsolidation                   --                  --              (993,000)           (993,000)
  Non-cash write-downs                         --              (158,268)               --              (158,268)
  Paid in 1999                             (433,501)               --                  --              (433,501)
                                        -----------         -----------         -----------         -----------

Balance accrued at
  December 31, 1999                     $   210,153         $      --           $      --           $   210,153
                                        ===========         ===========         ===========         ===========

         As a result of these restructuring and subsidiary liquidation activities, the Company achieved its first quarter of operating profitability in the Company's history during the fourth quarter of 1999. The Company expects to continue to see benefits from these restructuring activities during 2000 and subsequent years.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10.      SEGMENTS AND SUBSIDIARIES INFORMATION:

         a. SEGMENTS: The Company owns or has rights to intellectual property involving three primary areas of cancer diagnosis and treatment including: hand-held gamma detection instruments currently used primarily in the application of Intraoperative Lymphatic Mapping ("ILM"), diagnostic radiopharmaceutical products to be used in the Company's proprietary RIGS process, and Activated Cellular Therapy ("ACT"). During 1998, the Company's business plan suspended ongoing research activities related to RIGS and ACT to allow the Company to focus primarily on the hand-held gamma detection instruments while efforts are carried out to find partners or licensing parties to fund future RIGS and ACT research and development. The Company incurred no costs in 1999 related to ACT. Gains and losses incurred in 1999 associated with the RIGS initiative were related to the Company's majority-owned subsidiary, Neoprobe (Israel) Ltd. ("Neoprobe Israel"; see Note 10(b).).

     The information in the following table is derived directly from the segments' internal financial reporting used for corporate management purposes. Such segment reporting follows generally accepted accounting principles. The expenses attributable to corporate activity, including amortization and interest, and other general and administrative costs are not allocated to the operating segments.

($ AMOUNTS IN THOUSANDS)

                     1999                        RIGS            ILM             ACT           UNALLOCATED        TOTAL
==============================================================================================================================
Net sales
      United States customers                $   --           $  8,124         $   --           $   --           $  8,124
      International customers                    --              1,122             --               --              1,122
License revenue                                  --                200             --               --                200
Research and development expenses                --             (1,313)            --               --             (1,313)
Marketing and selling expenses                   --             (4,471)            --               --             (4,471)
General and administrative expenses              --               --               --             (3,735)          (3,735)
Losses related to subsidiaries in
   liquidation                                   (475)            --               --               --               (475)
Other income                                      699             --               --                184              883
Total assets, net of depreciation and
   amortization (United States)                   240            2,717             --              7,366           10,323
Capital expenditures                             --                  2             --                 73               75

               1998
-------------------------------------
Net sales
      United States customers                $   --           $  5,333         $   --           $   --           $  5,333
      International customers                    --                430             --                 70              500
Research and development expenses              (8,470)          (3,380)          (1,467)          (1,048)         (14,365)
Marketing and selling expenses                   --             (5,268)            --               --             (5,268)
General and administrative expenses              --               --               --             (6,089)          (6,089)
Losses related to subsidiaries in              (7,176)            --               --               --             (7,176)
   liquidation
Other income                                     --               --               --                436              436
Total assets, net of depreciation and
   amortization:
        United States                             187            4,839             --              6,261           11,287
        Neoprobe Europe                           152             --               --               --                152
        Neoprobe Israel                           555             --               --               --                555
Capital expenditures                            2,851              578             --               --              3,429

               1997
-------------------------------------

Net sales
      United States customers                $   --           $  4,677         $   --           $   --           $  4,677
      International customers                    --                386             --                 65              451
Research and development expenses             (12,814)          (4,933)          (1,910)            --            (19,657)
Marketing and selling expenses                   --             (4,307)            --               --             (4,307)
General and administrative expenses              --               --               --             (6,853)          (6,853)
Other income                                     --               --               --              4,018            4,018
Total assets, net of depreciation and
   amortization:
        United States                             182            1,248               84           30,502           32,016
        Neoprobe Europe                         1,631             --               --               --              1,631
        Neoprobe Israel                         7,926             --               --               --              7,926
Capital expenditures                            4,504              102               84             --              4,690


     b. SUBSIDIARIES: The Company's suspended RIGS initiative included the operations of the Company's two majority-owned international subsidiaries, Neoprobe Europe and Neoprobe Israel. Neoprobe Europe was acquired in 1993 primarily to perform a portion of the manufacturing process of the monoclonal antibody used in the first RIGS product to be used for colorectal cancer, RIGScan CR49. Neoprobe Israel was founded to radiolabel RIGScan CR49. Neoprobe Europe and Neoprobe Israel also both performed limited research and development activities related to the Company's RIGS process on behalf of the U.S. parent company. Under SFAS No. 131, neither subsidiary is considered a segment. Neoprobe Europe recorded intrasegment revenue for RIGS-related research performed on behalf of the U.S. parent company of $1.2 million and $2.7 million in 1998 and 1997, respectively. During 1998, the Company initiated steps to liquidate both Neoprobe Europe and Neoprobe Israel as a result of the suspension of RIGS research and development activities.

          Neoprobe Europe. As a result of shutting down Neoprobe Europe, selling the majority of its assets and severing all its employees, the Company adopted the liquidation basis of accounting with respect to Neoprobe Europe for the year ended December 31, 1998. The Company's consolidated balance sheet at December 31, 1998 therefore includes approximately $150,000 in current assets of Neoprobe Europe at their net realizable value, and $70,000 in liabilities at the amounts expected to settle the obligations due. The assets of Neoprobe Europe at December 31, 1998 included primarily accounts receivable related to the sale of certain assets and cash. The liabilities of Neoprobe Europe included primarily amounts due to operating vendors and consultants for the liquidation process that were settled in 1999 at their recorded values. Included in losses related to subsidiaries in liquidation for 1998 is $1.7 million related to impairment of assets and $235,000 related to severance and other exit costs. Losses from operations incurred prior to the decision to liquidate include $807,000 reflected in research and development and $393,000 reflected in general and administrative expenses.

          The Company incurred no costs related to Neoprobe Europe during 1999. During 1999, the Company voluntarily placed Neoprobe Europe into statutory liquidation under the laws of Sweden. As a result of the loss of control due to the statutory liquidation, Neoprobe Europe was deconsolidated and is therefore not included in the financial statements of the Company as of December 31, 1999. The deconsolidation of Neoprobe Europe had no material impact on the results of operations for the year ended December 31, 1999.

          Neoprobe Israel. Neoprobe Israel was founded by the Company and Rotem Industries Ltd. ("Rotem") in 1994 to construct and operate a radiolabeling facility near Dimona, Israel. Rotem currently has a 5% equity interest in Neoprobe Israel. Based on the Company's inability to attract a development partner for its RIGS products, the Company decided during the fourth quarter of 1998 to suspend construction and validation activities at Neoprobe Israel. Following suspension of RIGS development activities at Neoprobe Israel and unsuccessful attempts to sell the facility, the Company initiated actions during the fourth quarter of 1998 to liquidate Neoprobe Israel. As of December 31, 1998, the Company adopted the liquidation basis of accounting with respect to Neoprobe Israel. The Company applied the valuation methodology of SFAS No. 121 in recording an impairment of the value of the facility (including installed isolation, water-for-injection and air handling and vialing equipment) down to its estimated fair value less costs to sell. However, approximately $4.9 million of the construction of the facility was

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     financed by an Israeli bank (the "Bank"). In applying the liquidation basis of accounting, the Company believes it appropriate to present assets net of the related bank debt because of the following: Neoprobe Israel did not have access to adequate resources to repay such debt and payables as of December 31, 1998. If formal collection actions were initiated by any or all of the creditors, the Company believes that the creditors would have had no recourse against the Company, except for the Bank whose recourse would be limited to the Company's limited financial guarantee and it mortgage on Neoprobe's facility itself. Accordingly, the value of the facility was offset by the balance of the debt. Management of the Company consulted with legal counsel in Israel regarding the Company's obligations in the event of voluntary or involuntary bankruptcy. Management believed at December 31, 1998 based on the opinion of Israeli counsel that the Company would not be required to make a capital contribution to pay off the bank debt. As a result, the consolidated balance sheet at December 31, 1998 included approximately $555,000 in current assets of Neoprobe Israel at their net realizable value, and $876,000 in liabilities at the amounts expected to settle the obligations due. Current assets were comprised primarily of cash and cash equivalents and current liabilities included primarily amounts due trade creditors related to the construction of the facility.

     Included in losses related to subsidiaries in liquidation for 1998 is $5.1 million related primarily to non-cash adjustment of assets and liabilities to their net realizable value and $79,000 related to severance and other exit costs. Losses from operations incurred prior to the decision to liquidate include $549,000 reflected in research and development and $459,000 reflected in general and administrative expenses. During 1999, Neoprobe Israel incurred approximately $475,000 in operating-related charges, primarily interest, that is included in losses related to subsidiaries in liquidation for the year ended December 31, 1999.

     During October 1999, a representative of the Bank was appointed as receiver for Neoprobe Israel. As a result of the receivership, management believes that the Company no longer controls Neoprobe Israel. As a result, Neoprobe Israel was deconsolidated as of December 31, 1999. The Company's consolidated balance sheet at December 31, 1999, therefore, does not reflect the financial position of Neoprobe Israel. At December 31, 1999, Neoprobe Israel had outstanding debt to a bank of $4.9 million. The funds were drawn from the Bank pursuant to an investment program approved by the State of Israel's Finance Committee to construct and operate the radiolabeling facility. Amounts received under the loan agreement are secured by property obtained through the use of proceeds. The loans with the bank are guaranteed by the State of Israel's Investment Centre. The Company has also guaranteed a limited portion of the loan based on a percentage of the loan drawn. The Company's guarantee is fully secured by $993,000 in cash deposited in an account with the Bank for which the bank has the right of set-off. However, as the Company continues to believe it may be required to relinquish these funds currently deposited as security for the loan for which the Bank has the right of setoff, the Company has removed both the cash and the offsetting liability from its balance sheet at December 31, 1999 (See Note 16.)

11.  RELATED-PARTY TRANSACTIONS:

     A partner of a law firm which provides various legal services to the Company, including patent and trademark filings and prosecuting patent and trademark applications, is a former director of the Company. The partner's officer and director affiliations ended in May 1997. Costs incurred related to services performed and patent maintenance fees paid by this firm approximated $302,000 for the year ended December 31, 1997.

12.  AGREEMENTS:

     a. SUPPLY AGREEMENTS: In December 1997, the Company entered into an exclusive supply agreement with eV Products ("eV"), a division of II-VI Incorporated, for the supply of certain crystals and associated electronics to be used in the manufacture of the Company's proprietary line of hand-held gamma detection instruments. The original term of the agreement expires on December 31, 2002, but may be automatically extended for an additional three years. The agreement calls for the Company to purchase minimum quantities of crystals used by the Company in order to maintain exclusivity. Total purchases under the supply agreement were $587,000, $478,000 and $5,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company expects to purchase a minimum of $250,000 in crystals from eV in 2000 in order to maintain the exclusivity provision. eV is not the only potential supplier of such crystals; however, any prolonged interruption from this source could restrict the availability of the Company's probe products, which would affect operating results adversely.

          In May 1999, the Company entered into a supply agreement with The MedTech Group, Inc. ("MedTech") for the supply of BlueTip(TM) probes and related accessories. The original term of the agreement expires on

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          December 31, 2003, but may be automatically extended for an additional three years. The agreement calls for the Company to deliver annual product forecasts to MedTech and for the Company to purchase at least 75% of forecasted product demand on a quarterly basis. Total purchases under the supply agreement were $140,000 for the year ended December 31, 1999. The Company expects to purchase a minimum of $60,000 in BlueTip probes and accessories from MedTech through the first quarter of 2000. The agreement may be terminated by the Company upon twelve months notice or in the event of failure to supply or by either party due to material breach or insolvency.

     b. MARKETING AND DISTRIBUTION AGREEMENTS: In September 1996, the Company executed a License and Distributorship Agreement with the United States Surgical Corporation ("USSC"). Effective October 17, 1997, the Company and USSC agreed to terminate the agreement, as amended. In connection with the termination, after receipt of payment, the Company agreed to pay USSC net commissions on orders received prior to the effective date of the termination and to continue to warranty and service devices sold under the terms of the agreement. The parties have also agreed to discharge and release the other from all remaining claims and financial obligations relating to the agreement, including license fees. The Company had also received $2 million from USSC on execution of the agreement in 1996 and recognized this amount as income in the fourth quarter of 1997 concurrent with the termination of the agreement.

          In April 1998, the Company executed a non-exclusive Sales and Marketing Agreement with Ethicon Endo-Surgery, Inc. ("EES"), a Johnson & Johnson company, to market and promote certain of the Company's line of hand-held gamma detection instruments. On January 29, 1999, the Company provided EES with notice of the Company's intent to terminate the agreement effective March 1, 1999.

          Effective February 1, 1999, the Company executed a Sales and Marketing Agreement with KOL BioMedical Instruments, Inc. ("KOL") to market the Company's current and future gamma guided surgery products in the U.S. The Company terminated the agreement with KOL effective October 31, 1999. In connection with the termination, the Company agreed to pay KOL any outstanding commission amounts due as well as a fee to terminate the agreement. The $700,000 termination fee is included in marketing and selling expenses for the year ended December 31, 1999. The Company also agreed to repurchase any unsold demonstration units that had been purchased by KOL up to a maximum of $1 million. The Company repurchased a total of $860,000 in demonstration equipment from KOL. The Company's inventory balance at December 31, 1999 includes approximately $625,000 in refurbished demonstration equipment which EES has agreed to purchase, but which had not yet shipped as of December 31, 1999, valued at the lower of cost or market.

          The Company entered into a new Distribution Agreement (the "Agreement") with EES effective October 1, 1999 for an initial five-year term with options to extend for two successive two-year terms. Under the Agreement, the Company will manufacture and sell its ILM products (the "Products") exclusively to EES, who will distribute the Products globally. EES agreed to purchase minimum quantities of the Company's Products over the first three years of the term of the Agreement and to reimburse the Company for certain research and development costs and a portion of the Company's warranty costs. EES also agreed to purchase the demonstration units repurchased from KOL at cost. The Company is obligated to continue certain product maintenance activities and to provide ongoing regulatory support for the Products.

          EES may terminate the Agreement if the Company fails to supply Products for specified periods, commits a material breach of the Agreement, suffers a change of control of the Company to a competitor of EES, or becomes insolvent. If termination is due to failure to supply or a material breach by the Company, EES would have the right to use the Company's intellectual property and regulatory information to manufacture and sell the Products exclusively on a global basis for the remaining term of the Agreement with no additional financial obligation to the Company. If termination is due to insolvency or a change of control that does not affect supply of the Products, EES has the right to continue to sell the Products on an exclusive global basis for a period of six months or require the Company to repurchase any unsold Products in its inventory.

          Under the Agreement, EES received a non-exclusive, worldwide paid-up license (the "License") to the Company's ILM intellectual property to make and sell other products that may be developed using the

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          Company's ILM intellectual property. The term of the License is the same as that of the Agreement. EES paid the Company a non-refundable license fee of $4 million. The Company intends to recognize the license fee as revenue on a straight-line basis over the five-year initial term of the Agreement. If the Agreement is terminated by the Company as a result of a material breach by EES, EES would be required to pay the Company a royalty on all products developed and sold by EES using the Company's ILM intellectual property. In addition, the Company is entitled to a royalty on any ILM product commercialized by EES that does not infringe any of the Company's existing intellectual property.

     c. RESEARCH AND DEVELOPMENT: Under a research and development agreement between the Company, The Ohio State University, and the Department of Development of the State of Ohio, the Company believes it is obligated to pay the State of Ohio royalties calculated as a percentage of net sales of certain products utilizing the results of the sponsored research (i.e., the Neoprobe(R)1000 and Neoprobe(R) 1500 systems and RIGScan CR49), a sharing of proceeds received from the sale of technology, and a portion of the royalties collected from any license the Company may grant. The Company has an option to terminate its royalty obligation following completion of the research period by making a termination payment to the State of Ohio.

     d. LICENSE AND TECHNOLOGY AGREEMENTS: In February 1996, the Company and XTL Biopharmaceuticals Ltd. ("XTL") executed a series of agreements, including an Investment Agreement and a Research and Development Agreement whereby XTL will perform specific research activities using XTL's proprietary technology for the development of future products for the Company. The Company has sold its equity interest in XTL (See
          Note 18(b).); however, the Company retains certain technology rights to research performed by XTL on the Company's behalf. The Company recorded research and development expenses of $595,000 and $405,000 during 1998 and 1997, respectively, related to research performed on its behalf by XTL.

          In March 1996, the Company executed a Subscription and Option Agreement with Cira Technologies, Inc. ("Cira"), under which the Company received a 10% equity interest in Cira and an option to increase its interest in Cira by 15%. A former chairman of the Company is a director and shareholder of Cira. In April 1998, the Company and Cira entered into a restated Subscription and Option Agreement that terminated the March 1996 agreement. Under the new Subscription and Option Agreement, the Company agreed to purchase additional shares of Cira stock for $.001 per share. The purchase of the additional shares by Neoprobe brought its interest in Cira to 15% of the total issued and outstanding shares of Cira common stock. Since 1996, the Company has entered into a series of technology license and revenue sharing agreements that have been modified from time-to-time. In connection with these agreements, the Company incurred approximately $337,000 and $239,000 in research and development expenses for the years ended December 31, 1998 and 1997. The Company incurred no expenses in 1999 related to technology for which Cira has rights and has no outstanding obligations to incur future expenses as of December 31, 1999. The Company does, however, retain certain milestone and revenue sharing rights in the event Cira is successful in licensing or commercializing certain technologies.

          In May 1996, the Company executed two license agreements with The Dow Chemical Company ("Dow"), whereby the Company was granted an exclusive license to technology (including the right to sublicense) covered by patents held by Dow. In exchange, the Company issued Dow 124,805 shares of common stock valued at $2 million. The Company agreed to make payments to Dow following achievement of certain development and commercial milestones by the Company. In addition, if the Company sublicenses the technology, the Company must pay Dow a certain percentage of all payments received by the Company. A portion of the technology was used in the Company's RIGS research and development initiatives. Accordingly, the $500,000 allocated to this portion of the technology was recorded as research and development expense in 1996. During 1997, the Company determined that due to specific clinical development achievements of competing technology, $500,000 of the cost of this technology should be expensed as research and development costs. At December 31, 1997, approximately $1 million was included in intangible assets related to this technology assets with alternative future uses. During the fourth quarter of 1998, the Company determined, based on analysis of product failures for similar technologies and unsuccessful attempts to market the technology to other parties, that the remaining value of the technology

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          was impaired. Accordingly, the Company recorded an impairment charge of $1 million which was included in research and development for the year ended December 31, 1998.

     e. EMPLOYMENT: The Company has an employment agreement through June 30, 2000 with one executive officer which provides for restricted stock purchase agreements. The agreement provides that the officer is entitled to receive up to an aggregate of 110,000 shares of the Company's common stock at par value subject to vesting provisions. Vesting of the shares does not commence unless there is a change in control of the Company, or under certain conditions of termination as defined in the agreement. Of the unvested portion of the restricted shares, 30,000 shares, 45,000 shares, and 35,000 shares will be forfeited no later than June 4, 2006, May 20, 2008 and April 23, 2009, respectively. The Company has not recognized any expense under the agreement due to the contingent nature of the vesting provision and the risk of forfeiture.

13.  LEASES:

     The Company leases certain office and manufacturing equipment under capital leases which expire on various dates through 2002. In December 1996, the Company entered into a seventy-seven month operating lease agreement for office space, commencing April 1, 1997.

     The future minimum lease payments, net of sublease rental income, for the years ending December 31 are as follows:

                                                            CAPITAL               OPERATING
                                                             LEASES                LEASES
                                                        -----------------    --------------------

                 2000                                          $  91,301              $  205,129
                 2001                                             56,590                 182,668
                 2002                                             14,148                 177,201
                 2003                                                  -                 119,417
                                                        -----------------    --------------------
                                                                 162,039              $  684,415
                                                                             ====================
                 Less amount representing
                   interest                                        6,223
                                                        -----------------
                 Present value of net minimum
                   lease payments                              $ 155,816
                 Less current portion                             87,007
                                                        -----------------
                 Capital lease obligations,
                   excluding current portion                   $  68,809
                                                        =================

     The Company expects rental income from subleases of $65,400, $67,712, $70,652, and $48,291 in 2000 through 2003, respectively, based on two subleases executed in December 1998 and February 1999. Total rental expense was approximately $200,000, $529,000, and $660,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

14.  EMPLOYEE BENEFIT PLAN:

     The Company maintains an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions and the Company may, but is not obligated to, match a portion of the employee's contribution with the Company's common stock, up to a defined maximum. The Company accrued expenses of approximately $23,900, $41,600, and $57,300 during 1999, 1998, and 1997, respectively related to common stock to be subsequently contributed to the plan.

15.  SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS:

     The Company paid interest, net of amounts capitalized, aggregating $82,617, $129,874 and $62,653 for the years ended December 31, 1999, 1998, and 1997, respectively.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     During the fourth quarter of 1999, in connection with the retirement of the Series B preferred stock and Class L warrants (See Note 7(a).), the Company recorded a non-cash reclassification of amounts related to the Series B preferred stock and accrued dividends (cumulatively, $3.7 million) to current portion of obligation to preferred stockholder ($2.5 million) and obligation to preferred stockholder ($1.2 million). Also during the fourth quarter of 1999, in connection with the deconsolidation of Neoprobe Israel (See Note 9.), the Company recorded an adjustment which removed $993,000 in both cash and related accrued liability from the Company's balance sheet. During 1998, a note receivable was converted into common stock in XTL (See
     Note 12(d).). The Company also incurred capital lease obligations of approximately $455,000 in 1997 to finance equipment.

16.  CONTINGENCIES:

     Pursuant to the Company's decision to liquidate Neoprobe Israel, management of the Company believes Neoprobe Israel may be subject to claims from the State of Israel, a bank, and various vendors (collectively, the "Creditors"). The Company believes its only contractual obligation related to Neoprobe Israel relates to the limited amount guarantee which is fully secured with the bank (See Note 10(b).). However, it is possible that the Company may be subject to additional claims related to Neoprobe Israel. Management does not believe, based on advice from counsel, that such claims would have a material adverse affect on the Company's financial position or results of operations.

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

17.  LIQUIDITY:

     The Company has experienced significant operating losses in each year since inception, and had an accumulated deficit of approximately $120 million as of December 31, 1999. For the years ended December 31, 1999, 1998, and 1997, the Company's net losses were $4 million, $28 million, and $23 million, respectively. As a result of these net losses, the Company has a stockholders' deficit of approximately $140,000 at December 31, 1999. The Company expects to achieve operating profitability for 2000 based on forecast, but not fully committed, purchases of products from the Company by EES. As of December 31, 1999, the Company had cash and cash equivalents of $4.9 million available to finance its operating activities. The Company believes its available cash balance, coupled with cash flow expected to be generated from operations, should be adequate to finance its operations for the forseeable future.

18.  SUBSEQUENT EVENTS:

     a. RETIREMENT OF SERIES B PREFERRED STOCK: On January 20, 2000, the Company executed a definitive Settlement Agreement with the Series B holders to retire the 30,000 shares of Series B preferred stock issued in February 1999. In addition to retiring the preferred shares, the Series B holders returned the Class L warrants issued in connection with the Series B and the placement agent returned the UPOs. In exchange for the retirement of the Series B preferred shares and surrendering the Class L warrants and UPOs, the Company paid the Series B holders $2.5 million and issued the Series B holders 3 million shares of common stock and 3 million warrants to purchase common stock with an exercise price of $0.74 per share.

          The transaction will be reported in the Company's first quarter 2000 financial statements and be measured based on the market price of the Company's common stock as of the execution of the definitive agreement (i.e., $0.59 per share). As a result, the Company expects to reflect a loss on the retirement of the preferred shares of $1.2 million below net income in its calculation of earnings per share during the first quarter of 2000. This amount represents the value of the cash given up plus the market value of the stock issued and the estimated market value of the warrants issued as valued on January 20, 2000 less the previously recorded book value of the Series B preferred stock and warrants.

     b. SALE OF INVESTMENT IN XTL: On January 19, 2000, the Company sold its equity interest in XTL to a third party for $1.5 million. The Company recorded no gain or loss associated with this transaction.

     c. MANUFACTURING AND SUPPLY AGREEMENT: In March 2000, the Company entered into a manufacturing and supply agreement with Plexus for the exclusive manufacture of the Company's 14mm probe and neo2000 control unit. The original term of the agreement expires on December 31, 2003 but may be extended for an additional year given six months notice prior to December 31, 2003. The Company has the right to terminate the agreement upon six months written notice. The agreement may be terminated by either party in the event of material breach or insolvency, or by the Company in the event of failure to supply. The Company may also have the covered product manufactured by other suppliers in the event of failure to supply or if the Company is able to secure another source of supply with significantly more favorable pricing terms than those offered by Plexus. The agreement calls for the Company to deliver rolling 12-month product forecasts to Plexus and to place purchase orders 60 days prior to requested delivery in accordance with the forecast. In the event the agreement is terminated by Neoprobe or if Plexus ceases to be the exclusive supplier of the covered products, the Company is required to purchase all finished components on hand at Plexus plus raw materials not able to be restocked with suppliers.

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------


                              NEOPROBE CORPORATION


                             -----------------------


                             FORM 10-K ANNUAL REPORT


                           FOR THE FISCAL YEAR ENDED:

                                DECEMBER 31, 1999


                             -----------------------

                                    EXHIBITS

                             -----------------------



================================================================================

                                                      EXHIBIT INDEX
                                                      -------------

         EXHIBIT                                                                 NUMBER OF PAGES             PAGE IN MANUALLY
         NUMBER                            DESCRIPTION                         IN ORIGINAL DOCUMENT+          SIGNED ORIGINAL
         3.1.     Complete Restated Certificate of Incorporation of Neoprobe
                  Corporation, as corrected and as amended                             25                            *
                                                                                      ----

         3.2.     Amended and Restated By-Laws, as amended                             15                            *
                                                                                      ----

         4.1.     See Articles FOUR, FIVE, SIX and SEVEN of the Restated
                  Certificate of Incorporation of Registrant                           25                            *
                                                                                      ----

         4.2.     See Articles II and VI and Section 2 of Article III and
                  Section 4 of Article VII of the Amended and Restated By-Laws
                  of the Registrant                                                    13                            *
                                                                                      ----

         4.3.     Rights Agreement dated as of July 18, 1995 between the
                  Registrant and Continental Stock Transfer & Trust Company.           47                            *
                                                                                      ----

         4.4.     Amendment Number 1 to the Rights Agreement between the
                  Registrant and Continental Stock Transfer & Trust Company
                  dated February 16, 1999.                                              3                            *
                                                                                      ----
   10.1.1.--10.1.24. Reserved

         10.1.25. Rights Agreement between the Registrant and Continental Stock
                  Transfer & Trust Company dated as of July 18, 1995.                  47                            *
                                                                                      ----

  10.1.26.--10.1.30. Reserved                                                           18                            *
                                                                                      ----

         10.1.31. Amendment Number 1 to the Rights Agreement between the
                  Registrant and Continental Stock Transfer & Trust Company
                  dated February 16, 1999.                                              3                            *
                                                                                      ----

         10.1.32. Preferred Stock and Warrant Purchase Agreement dated February
                  16, 1999 among the Registrant, The Aries Master Fund, a Cayman
                  Island exempted company, and The Aries Domestic Fund, L.P.           44                            *
                                                                                      ----

         10.1.33. Warrant dated February 16, 1999 for the purchase of shares to purchase Common Stock issued to The Aries Master Fund, a
                  Cayman Island exempted company. This exhibit is one of two substantially identical instruments and is accompanied by a schedule identifying the other instrument omitted and setting forth the material details in which such instrument differs
                  from the one filed herewith.                                         11                            *
                                                                                      ----

----------
+        The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Stockholders upon the payment of a fee of fifty cents ($.50) a page.

*        Incorporated by refernce.

         10.1.34. Option Units dated February 16, 1999 for the purchase of shares of 5% Series B Convertible Preferred Stock of the
                  Registrant and warrants to purchase shares of Common Stock
                  issued to Paramount Capital, Inc.                                    15                            *
                                                                                      ----

         10.1.35. Financial Advisory Agreement dated February 16, 1999 between
                  the Registrant and Paramount Capital, Inc.                            8                            *
                                                                                      ----

         10.1.36  Letter agreement dated February 24, 1999 among the Registrant,
                  The Aries Master Fund, a Cayman Island Exempted Company and
                  The Aries Domestic Fund, L.P.                                         2                            *
                                                                                      ----

         10.1.37. Letter agreement dated March 12, 1999 among the Registrant,
                  The Aries Master Fund, a Cayman Island Exempted Company and
                  The Aries Domestic Fund, L.P.                                         2                            *
                                                                                      ----

         10.1.38  Letter Agreement dated April 1, 1999 among the Registrant, The
                  Aries Master Fund, a Cayman Island Exempted Company, and The
                  Aries Domestic Fund, L.P.                                             3                            *
                                                                                      ----

    10.2.1.--10.2.14. Reserved

         10.2.15. Option Agreements between the Registrant and David C. Bupp           17                            *
                                                                                      ----

   10.2.16.--10.2.17. Reserved

         10.2.18. Non-Qualified Stock Option Agreement dated May 3, 1993 between
                  the Registrant and David C. Bupp                                      4                            *
                                                                                      ----

   10.2.19.--10.2.22. Reserved

         10.2.23. Non-Qualified Stock Option Agreement dated February 28, 1992 and amended and restated June 3, 1993 between the Registrant
                  and David C. Bupp                                                     4                            *
                                                                                      ----

         10.2.24. Non-Qualified Stock Option Agreement dated July 1, 1990 and amended and restated June 3, 1993 between the Registrant and
                  David C. Bupp                                                         4                            *
                                                                                      ----

         10.2.25. Non-Qualified Stock Option Agreement dated June 1, 1992 and amended and restated June 3, 1993 between the Registrant and
                  John L. Ridihalgh                                                     4                            *
                                                                                      ----

----------
+        The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Stockholders upon the payment of a fee of fifty cents ($.50) a page.

*        Incorporated by reference.

         10.2.26. Amended and Restated Stock Option and Restricted Stock
                  Purchase Plan dated March 3, 1994                                    11                            *
                                                                                      ----
   10.2.27.--10.2.28. Reserved.

         10.2.29. Non-Qualified Stock Option Agreement dated February 16, 1995
                  between the Registrant and John L. Ridihalgh                          3                            *
                                                                                      ----

         10.2.30. Non-Qualified Stock Option Agreement dated February 16, 1995
                  between the Registrant and David C. Bupp                              3                            *
                                                                                      ----

   10.2.31.--10.2.33 Reserved.

         10.2.34. Restricted Stock Purchase Agreement dated June 5, 1996 between
                  the Registrant and John L. Ridihalgh                                  4                            *
                                                                                      ----

         10.2.35. Restricted Stock Purchase Agreement dated June 5, 1996 between
                  the Registrant and David C. Bupp                                      4                            *
                                                                                      ----

         10.2.36. Reserved.

         10.2.37. 1996 Stock Incentive Plan dated January 18, 1996 as amended
                  March 13, 1997                                                       21                            *
                                                                                      ----

         10.2.38. Reserved.

         10.2.39. Non-Qualified Stock Option Agreement dated January 18, 1996
                  between the Registrant and David C. Bupp                              3                            *
                                                                                      ----

         10.2.40. Reserved.

         10.2.41. Non-Qualified Stock Option Agreement dated February 3, 1997
                  between the Registrant and David C. Bupp                              3                            *
                                                                                      ----

         10.2.42. Reserved.

         10.2.43. Agreement, Release, and Waiver dated February 23, 1998 between
                  the Registrant and Dr. William Eisenhardt.                            7                            *
                                                                                      ----

         10.2.44. Employment Agreement dated as of January 1, 1998 between the
                  Registrant and David C. Bupp.                                         7                            *
                                                                                      ----

         10.2.45. Restricted Stock Purchase Agreement between David C. Bupp and
                  the Registrant dated May 20, 1998.                                    3                            *
                                                                                      ----

----------
+        The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Stockholders upon the payment of a fee of fifty cents ($.50) a page.

*        Incorporated by reference.

         10.2.46. Waiver by David Bupp dated February 16, 1999 of certain provisions in the employment agreement between the Registrant
                  and David C. Bupp dated January 1, 1998.                              1                            *
                                                                                      ----

         10.2.47. Severance Agreement dated October 23, 1998 between the
                  Registrant and Matthew F. Bowman. This agreement is one of three substantially identical agreements and is accompanied by a schedule identifying the other agreements omitted and
                  setting forth the material details in which such documents
                  differ from the one that is filed herewith.                           4                            *
                                                                                      ----

         10.2.48. Restricted Stock Agreement dated October 23, 1998 between the
                  Registrant and Matthew F. Bowman. This agreement is one of three substantially identical agreements and is accompanied by a schedule identifying the other agreements omitted and
                  setting forth the material details in which such documents
                  differ from the one that is filed herewith.                           4                            *
                                                                                      ----

         10.2.49. Separation Agreement dated October 21, 1998 between the
                  Registrant and John L. Ridihalgh.                                     9                            *
                                                                                      ----

         10.2.50. Restricted Stock Agreement dated April 30, 1999 between the
                  Registrant and David C. Bupp. This Agreement is one of three substantially identical agreements and is accompanied by a schedule identifying the other agreements omitted and setting forth the material details in which such agreements differ
                  from the one that is filed herewith.                                  5                            *
                                                                                      ----

         10.2.51. Employment Agreement between the Registrant and David C. Bupp
                  dated July 1, 1999.                                                   8                            *
                                                                                      ----

         10.2.52. Severance Agreement dated November 30, 1999 between the
                  Registrant and Patricia Coburn.                                       5                           47
                                                                                      ----

         10.3.1.  Technology Transfer Agreement dated July 29, 1992 between the
                  Registrant and The Dow Chemical Corporation (subject to an
                  order granting portions thereof confidential treatment).             15                            *
                                                                                      ----

    10.3.2.--10.3.29. Reserved.

         10.3.30. Facility Agreement dated July 17, 1995 among Registrant,
                  Neoprobe (Israel) Ltd., and Rotem Industries, Ltd. (subject to
                  an order granting portions thereof confidential treatment)           12                            *
                                                                                      ----

----------
+        The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Stockholders upon the payment of a fee of fifty cents ($.50) a page.

*        Incorporated by reference.

         10.3.31. Cooperative Research and Development Agreement between
                  Registrant and National Cancer Institute                             67                            *
                                                                                      ----

         10.3.32. First Amendment to Facility Agreement dated July 17, 1995 among Registrant, Neoprobe (Israel), Ltd. and Rotem
                  Industries, Ltd.                                                      1                            *
                                                                                      ----

         10.3.33.--10.3.34. Reserved.

         10.3.35. Investors' Rights Agreement dated February 5, 1996 between
                  Registrant and XTL Biopharmaceuticals, Ltd                           19                            *
                                                                                      ----

         10.3.36. Reserved.

         10.3.37. Research and Development Agreement dated February 13, 1996 between Registrant and XTL Biopharmaceuticals, Ltd. (subject
                  to an order granting portions thereof confidential treatment)        14                            *
                                                                                      ----

         10.3.38. Sublicense Agreement dated February 13, 1996 between
                  Registrant and XTL Biopharmaceuticals, Ltd. (subject to an
                  order granting portions thereof confidential treatment)               8                            *
                                                                                      ----

         10.3.39.--10.3.44. Reserved.

         10.3.45. License dated May 1, 1996 between Registrant and The Dow
                  Chemical Company                                                      9                            *
                                                                                      ----

         10.3.46. License Agreement dated May 1, 1996 between Registrant and The
                  Dow Chemical Company(subject to an order granting portions
                  thereof confidential treatment)                                      27                            *
                                                                                      ----

         10.3.47. License and Option Agreement between Cira Technologies, Inc.
                  and Neoprobe Corporation dated April 1, 1998.                        32                            *
                                                                                      ----

         10.3.48. Restated Subscription and Option Agreement between the
                  Registrant, Cira Technologies, Inc., Richard G. Olsen, John L.
                  Ridihalgh, Richard McMorrow, James R. Blakeslee, Mueller &
                  Smith, Ltd., Pierre Triozzi and Gregory Noll, dated April 17,
                  1998.                                                                12                            *
                                                                                      ----

         10.3.49. Restated Stockholders Agreement with the Registrant, Cira
                  Technologies, Inc., Richard G. Olsen, John L. Ridihalgh,
                  Richard McMorrow, James R. Blakeslee, Mueller & Smith, Ltd.,
                  Pierre L. Triozzi and Gregory Noll, dated April 17, 1998.             5                             *
                                                                                      ----

         10.4.1.--10.4.15. Reserved

----------
+        The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Stockholders upon the payment of a fee of fifty cents ($.50) a page.

*        Incorporated by reference.

         10.4.16. Project Management Agreement dated May 17, 1995 between
                  Neoprobe (Israel) Ltd. and BARAN Project Construction Ltd.            6                            *
                                                                                      ----

         10.4.17.--10.4.21. Reserved.

         10.4.22. Sales and Marketing Agreement dated April 21, 1998 between the
                  Registrant and Ethicon Endo-Surgery, Inc., an Ohio corporation
                  (subject to an order granting portions thereof confidential
                  treatment)                                                           13                            *
                                                                                      ----

         10.4.23. Loan Agreement between the Registrant and Bank One, NA, dated
                  April 16, 1998 (incorporated by reference to Exhibit 10.4.23
                  to the 2nd Quarter 1998 Form 10-Q).                                  13                            *
                                                                                      ----

         10.4.24. Variable Rate Cognovit Promissory Note, dated April 16, 1998,
                  issued by Registrant to Bank One, NA.                                10                            *
                                                                                      ----

         10.4.25. Security Agreement between the Registrant and Bank One, NA,
                  dated April 16, 1998.                                                 5                            *
                                                                                      ----

         10.4.26. Letter amendment dated October 14, 1998 to the Sales and
                  Marketing Agreement dated April 21, 1998 between the
                  Registrant and Ethicon Endo-Surgery, Inc., an Ohio corporation
                  (subject to an order granting portions thereof confidential
                  treatment)                                                            2                            *
                                                                                      ----

         10.4.27. Promissory Note, dated September 25, 1998, issued by
                  Registrant to Bank One, NA.                                           2                            *
                                                                                      ----

         10.4.28. Addendum to Promissory Note dated September 25, 1998 issued by
                  Registrant to Bank One, NA.                                           6                            *
                                                                                      ----

         10.4.29. Covenant Agreement dated September 25, 1998 between the
                  Registrant and Bank One, NA.                                          3                            *
                                                                                      ----

         10.4.30. Assignment of Deposit Account dated September 25, 1998 between
                  Registrant and Bank One, NA.                                          4                            *
                                                                                      ----

         10.4.31. Asset Purchase Agreement dated October 14, 1998 between the
                  Registrant, Neoprobe AB, a corporation organized and existing under the laws of Sweden, and Bioinvent Production AB, a
                  corporation organized and existing under the laws of Sweden.          8                            *
                                                                                      ----

----------
+        The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Stockholders upon the payment of a fee of fifty cents ($.50) a page.

*        Incorporated by reference.

         10.4.32. Supply Agreement between the Registrant and eV Products dated
                  December 8, 1997 (filed pursuant to Rule 24b-2 under which the
                  Registrant has requested confidential treatment of certain
                  portions of this Exhibit).                                           17                            *
                                                                                      ----

         10.4.33. Sales and Marketing Agreement dated February 1, 1999 between the Registrant and KOL Bio Medical Instruments, Inc. (subject
                  to an order granting portions thereof confidential treatment).       20                            *
                                                                                      ----

         10.4.34. Revolving Credit Note between the Registrant and The Provident
                  Bank dated August 31, 1999.                                          13                            *
                                                                                      ----

         10.4.35. Tennessee Revolving Credit Agreement between the Registrant
                  and The Provident Bank dated August 31, 1999.                        11                            *
                                                                                      ----

         10.4.36. Security Agreement between the Registrant and The Provident
                  Bank dated August 31, 1999.                                          13                            *
                                                                                      ----

         10.4.37. Termination Agreement between the Registrant and Kol
                  Bio-Medical Instruments, Inc. dated October 1, 1999 (subject
                  to an order granting portions thereof confidential treatment).       13                            *
                                                                                      ----

         10.4.38. Amendment to Termination Agreement between the Registrant and
                  Kol Bio-Medical Instruments, Inc. dated October 1, 1999
                  (subject to an order granting portions thereof confidential
                  treatment).                                                           2                            *
                                                                                      ----

         10.4.39. Distribution Agreement between the Registrant and Ethicon
                  Endo-Surgery, Inc. dated October 1, 1999 (subject to an order
                  granting portions thereof confidential treatment).                   48                            *
                                                                                      ----

         10.4.40. Amended and Restated Revolving Credit Note between the
                  Registrant and The Provident Bank dated December 31, 1999.           13                           52
                                                                                      ----

         10.4.41. Tennessee Revolving Credit Note between the Registrant and The
                  Provident Bank dated December 31, 1999.                              13                           65
                                                                                      ----

         10.4.42  Amended and Restated Security Agreement between the Registrant
                  and The Provident Bank dated December 31, 1999                       14                           78
                                                                                      ----

         10.4.43  Amendment No. 1 to Amended and Restated Revolving Credit Note
                  dated March 2, 2000                                                   2                           92
                                                                                      ----

----------
+        The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Stockholders upon the payment of a fee of fifty cents ($.50) a page.

*        Incorporated by reference.

         10.4.44  Amendment No. 1 to Tennessee Revolving Credit Note dated as of
                  March 2, 2000                                                         2                           94
                                                                                      ----

         11.1.    Computation of Net Loss Per Share                                     1                           95
                                                                                      ----

         21.1.    Subsidiaries of Registrant                                            1                           96
                                                                                      ----

         23.1.    Consent of PricewaterhouseCoopers LLP                                 1                           97
                                                                                      ----

         23.2     Consent of KPMG LLP                                                   1                           98
                                                                                      ----

         24.1.    Powers of Attorney                                                    8                           99
                                                                                      ----

         24.2.    Certified resolution of the Registrant's Board of Directors authorizing officers and directors signing on behalf of the
                  Company to sign pursuant to a power of attorney                       1                          107
                                                                                      ----

----------
+        The Registrant will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Registrant's most recent Annual Meeting of Stockholders upon the payment of a fee of fifty cents ($.50) a page.

*        Incorporated by reference.