Form 10-Q
period 2000-03-31
NEOPROBE CORP
filed 2000-05-15
CIK 810509

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

   [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2000


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


          26,071,777 SHARES OF COMMON STOCK, PAR VALUE $.001 PER SHARE
           (Number of shares of issuer's common equity outstanding as of the close of business on April 25, 2000)

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEOPROBE CORPORATION
BALANCE SHEETS

                                                           MARCH 31,        DECEMBER 31,
ASSETS                                                       2000               1999
                                                          ----------        ------------
Current assets:
    Cash and cash equivalents                             $2,714,969        $ 4,882,537
    Accounts receivable, net                               1,232,211            453,406
    Inventory                                                488,664          1,134,427
    Prepaid expenses and other                               546,050            674,165
                                                          ----------        -----------

           Total current assets                            4,981,894          7,144,535
                                                          ----------        -----------

Investment in affiliates                                          --          1,500,000

Property and equipment                                     2,175,022          2,167,245
    Less accumulated depreciation and amortization         1,336,355          1,264,299
                                                          ----------        -----------

                                                             838,667            902,946
                                                          ----------        -----------

Intangible assets, net                                       775,081            775,088
                                                          ----------        -----------

         Total assets                                     $6,595,642        $10,322,569
                                                          ==========        ===========

CONTINUED

NEOPROBE CORPORATION
BALANCE SHEETS, CONTINUED

                                                                            MARCH 31,            DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                2000                   1999
                                                                          -------------         -------------
Current liabilities:
   Line of credit                                                         $     100,000         $     480,000
   Notes payable to finance company                                              89,061               154,626
   Capital lease obligations, current                                            75,137                87,007
   Accrued liabilities                                                        1,111,266             1,365,649
   Accounts payable                                                             451,284               759,961
   Deferred license revenue, current                                            800,000               800,000
   Obligation to preferred stockholder, current                                      --             2,500,000
                                                                          -------------         -------------

          Total current liabilities                                           2,626,748             6,147,243
                                                                          -------------         -------------

 Capital lease obligations                                                       55,332                68,809
 Deferred license revenue                                                     2,800,000             3,000,000
 Obligation to preferred stockholder                                                 --             1,245,536
                                                                          -------------         -------------

          Total liabilities                                                   5,482,080            10,461,588
                                                                          -------------         -------------


Commitments and contingencies


Stockholders' equity (deficit):
   Preferred stock; $.001 par value; 5,000,000 shares
     authorized at March 31, 2000 and December 31, 1999;
     none issued and outstanding (500,000 shares
     designated as Series A, $.001 par value, at March
     31, 2000 and and December 31, 1999; none outstanding)                           --                    --
  Common stock; $.001 par value; 50,000,000 shares
     authorized; 26,070,777 shares issued and
     outstanding at March 31, 2000; 23,046,644
     shares issued and outstanding at December 31, 1999                          26,071                23,047
   Additional paid-in capital                                               120,683,623           119,407,204
   Accumulated deficit                                                     (119,596,132)         (119,569,270)
                                                                          -------------         -------------

          Total stockholders' equity (deficit)                                1,113,562              (139,019)
                                                                          -------------         -------------

              Total liabilities and stockholders' equity (deficit)        $   6,595,642         $  10,322,569
                                                                          =============         =============

               See accompanying notes to the financial statements

NEOPROBE CORPORATION
STATEMENTS OF OPERATIONS

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                            --------------------------------
                                                                2000                 1999
                                                            -----------          -----------
Revenues:
  Net sales                                                 $ 1,605,811          $ 1,910,971
  License revenue                                               250,000                   --
                                                            -----------          -----------
      Total revenues                                          1,855,811            1,910,971
                                                            -----------          -----------

Cost of goods sold                                              837,614              619,653
                                                            -----------          -----------

Gross profit                                                  1,018,197            1,291,318
                                                            -----------          -----------

Operating expenses:
  Research and development                                      294,045              462,335
  Marketing and selling                                         110,882            1,122,802
  General and administrative                                    668,342            1,005,226
  Losses related to subsidiaries in liquidation                      --               86,825
                                                            -----------          -----------
     Total operating expenses                                 1,073,269            2,677,188
                                                            -----------          -----------

Loss from operations                                            (55,072)          (1,385,870)
                                                            -----------          -----------

Other income (expenses):
  Interest income                                                45,361               26,659
  Interest expense                                              (10,056)             (16,526)
  Other                                                          (7,095)              70,990
                                                            -----------          -----------
     Total other income                                          28,210               81,123
                                                            -----------          -----------

Net loss                                                        (26,862)          (1,304,747)
                                                            -----------          -----------

Conversion discount on preferred stock                               --            1,795,775
Preferred stock dividend requirements                                --               18,750
Loss on retirement of preferred stock                           764,668                   --
                                                            -----------          -----------

Loss attributable to common stockholders                    $  (791,530)         $(3,119,272)
                                                            ===========          ===========

Loss per common share (basic and diluted)                   $     (0.03)         $     (0.14)
                                                            ===========          ===========

Weighted average number of shares
   outstanding during the period (basic and diluted)         25,394,727           22,948,354
                                                            ===========          ===========

               See accompanying notes to the financial statements

NEOPROBE CORPORATION
STATEMENTS OF CASH FLOWS

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                  ------------------------------
                                                                      2000                1999
                                                                  -----------         ----------
Net cash used in operating activities                             $  (712,540)        $(2,231,289)

Cash flows from investing activities:
   Proceeds from sales of available-for-sale securities                    --            443,729
   Maturities of available-for-sale securities                             --              4,467
   Proceeds from sale of investment in affiliate                    1,500,000                 --
   Purchases of property and equipment                                (12,055)           (47,738)
   Proceeds from sales of property and equipment                          820             20,550
   Patent costs                                                        (6,790)           (12,436)
                                                                  -----------         ----------

      Net cash provided by investing activities                     1,481,975            408,572
                                                                  -----------         ----------

Cash flows from financing activities:
   Proceeds from issuance of preferred stock and warrants,
        net                                                                --          2,810,573
   Settlement of obligation to preferred stockholder               (2,500,000)                --
   Proceeds from issuance of common stock, net                         33,909                 80
   Payments under line of credit                                     (380,000)                --
   Payments under notes payable                                       (65,565)           (79,580)
   Payments under capital leases                                      (25,347)           (24,610)
                                                                  -----------         ----------

      Net cash (used in) provided by financing activities          (2,937,003)         2,706,463
                                                                  -----------         ----------

Effect of exchange rate changes on cash                                    --             (4,853)
                                                                  -----------         ----------

      Net (decrease) increase in cash and cash equivalents         (2,167,568)           878,893

Cash and cash equivalents, beginning of period                      4,882,537          1,061,936
                                                                  -----------         ----------

Cash and cash equivalents, end of period                          $ 2,714,969         $1,940,829
                                                                  ===========         ==========

               See accompanying notes to the financial statements

1.       BASIS OF PRESENTATION:

         The information presented for March 31, 2000 and 1999, and for the periods then ended is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) which the management of Neoprobe Corporation (the "Company") believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results for the interim period are not necessarily indicative of results to be expected for the year. The financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, which were included as part of the Company's Annual Report on Form 10-K. Certain 1999 amounts have been reclassified to conform with the 2000 presentation.

2.       COMPREHENSIVE INCOME (LOSS):

         Due to the Company's net operating loss position, there are no income tax effects on comprehensive income components for any of the periods presented.

         Other comprehensive income (loss) consists of the following:

                                                              THREE MONTHS ENDED
                                                      MARCH 31, 2000     MARCH 31, 1999
                                                      --------------     --------------
          Net loss                                       $ 26,862          $1,304,747

          Foreign currency translation adjustment              --                (983)
          Gross unrealized gains on securities                 --                 219
                                                         --------          ----------

          Other comprehensive loss                       $ 26,862          $1,303,983
                                                         ========          ==========

3.       INVENTORY:

         The components of inventory are as follows:

                                                         MARCH 31,        DECEMBER 31,
                                                           2000               1999
                                                      --------------     --------------
          Materials and component parts                  $121,399          $  104,441
          Finished goods                                  367,265           1,029,986
                                                         --------          ----------

                                                         $488,664          $1,134,427
                                                         ========          ==========

4.       EQUITY:

         REDEEMABLE PREFERRED STOCK: During the first quarter of 1999, the Company completed the private placement of 30,000 shares of 5% Series B convertible preferred stock (the "Series B") for gross proceeds of $3 million ($2.8 million, net of certain placement costs), 2.9 million Class L warrants to purchase common stock of the Company at an initial exercise price of $1.03 per share, and issued Unit Purchase Options ("UPOs") entitling the placement agent to purchase approximately 150,000 shares of common stock in the Company.

         On November 12, 1999, the Company entered into a binding letter of intent to retire the 30,000 outstanding shares of Series B preferred stock, the related 2.9 million Class L warrants and Unit Purchase Options ("UPOs") and to cancel the financial advisory agreement with the placement agent for the Series B. he letter of intent committed the Series B holders to surrender the Series B shares and Class L warrants and for the placement agent to surrender the UPOs and cancel the financial advisory agreement as well as to grant the Company general releases from potential litigation associated with the transaction. In exchange for the retirement of the Series B preferred shares and surrendering the Class L warrants and UPOs, the Company agreed to pay the Series B holders a total of $2.5 million and issue the Series B holders 3 million shares of common stock and warrants to purchase 3 million shares of common stock with an exercise price of $0.74 per share. However, at December 31, 1999, final definitive agreements had not been signed. Therefore, at December 31, 1999, the Company reclassified its obligations to the Series B holders to reflect the $2.5 million payable in cash as a current liability and the remaining book value of the Series B, including dividends payable, as a long-term liability.

         During January 2000, the Company executed a definitive settlement agreement with terms consistent with the letter of intent, paid the Series B holders the $2.5 million, and issued the related stock and warrants. The transaction has been reported in the Company's first quarter 2000 financial statements and was measured based on the market price of the Company's common stock as of the execution of the definitive agreement on January 20, 2000 (i.e., $0.59 per share). As a result, the Company reflected a loss on the retirement of the preferred shares of $765,000 (approximately $0.03 per share) below net income and in its calculation of loss per share during the first quarter of 2000. This amount represents the value of the cash given up plus the market value of the stock issued and the estimated market value of the warrants issued as valued on January 20, 2000 less the previously recorded book value of the Series B preferred stock and warrants. In addition, the long-term liability at December 31, 1999 was reclassified during the first quarter of 2000 to additional paid-in capital as a result of the definitive settlement.

         B. STOCK OPTIONS: During the first quarter of 2000, the Board of Directors granted options to employees and certain directors of the Company for 690,000 shares of common stock, exercisable at $0.50 per share, vesting over three years. As of March 31, 2000, the Company has 2.3 million options outstanding under two stock option plans. Of the outstanding options, 908,000 options have vested as of March 31, 2000, at an average exercise price of $5.49 per share.

         C. RESTRICTED STOCK: On March 22, 2000, the Board of Directors granted a total of 170,000 shares of restricted common stock to officers of the Company under the 1996 Stock Incentive Plan. All of the restricted shares granted vest on a change of control of the Company as defined in the specific grant agreements. As a result, the Company has not recorded any deferred compensation due to the inability to assess the probability of the vesting event.

5.       SEGMENTS AND SUBSIDIARIES INFORMATION:

         A. SEGMENTS: The Company owns or has rights to intellectual property involving three primary areas of cancer diagnosis and treatment including: hand-held gamma detection instruments currently used primarily in the application of Intraoperative Lymphatic Mapping ("ILM"), diagnostic radiopharmaceutical technology to be used in the Company's proprietary RIGS process, and Activated Cellular Therapy ("ACT"). During 1998, the Company's business plan suspended ongoing research activities related to RIGS and ACT to allow the Company to focus primarily on the hand-held gamma detection instruments while efforts are carried out to find partners or licensing parties to fund future RIGS and ACT research and development. The Company generated $50,000 in revenue during the first quarter of 2000 under an option agreement to license its RIGS technology, but incurred no RIGS-related expenses during that period. The Company did not generate any revenue related to RIGS during the first quarter of 1999, but did incur $86,000 in overhead and interest expenses during that period related to the RIGS segment. The Company had no revenue or expenses in either the first quarter of 2000 or 1999 related to its ACT initiative. All other revenue and costs included in the Company's financial statements for the quarters ended March 31, 2000 and March 31, 1999 relate primarily to the Company's ILM initiative.

         B. SUBSIDIARIES: The Company's suspended RIGS initiative included the operations of the Company's two majority-owned international subsidiaries, Neoprobe Europe and Neoprobe Israel. Neoprobe Europe was acquired in 1993 primarily to perform a portion of the manufacturing process of the monoclonal antibody used in the first RIGS product to be used for colorectal cancer, RIGScan CR49. Neoprobe

            Israel was founded to radiolabel RIGScan CR49. Neoprobe Europe and Neoprobe Israel also both performed limited research and development activities related to the Company's RIGS process on behalf of the U.S. parent company. Under SFAS No. 131, neither subsidiary is considered a segment. During 1998, the Company initiated steps to liquidate both Neoprobe Europe and Neoprobe Israel as a result of the suspension of RIGS research and development activities. At December 31, 1999, both subsidiaries were deconsolidated due to statutory liquidation or receivership activities then underway.

6.       AGREEMENTS:

         A. PLEXUS MANUFACTURING AND SUPPLY AGREEMENT: In March 2000, the Company entered into a manufacturing and supply agreement with Plexus for the exclusive manufacture of the Company's 14mm probe and neo2000 control unit. The original term of the agreement expires on December 31, 2003 but may be extended for an additional year given six months notice prior to December 31, 2003. The Company has the right to terminate the agreement upon six months written notice. The agreement may be terminated by either party in the event of material breach or insolvency, or by the Company in the event of failure to supply. The Company may also have the covered product manufactured by other suppliers in the event of failure to supply or if the Company is able to secure another source of supply with significantly more favorable pricing terms than those offered by Plexus. The agreement calls for the Company to deliver rolling 12-month product forecasts to Plexus and to place purchase orders 60 days prior to requested delivery in accordance with the forecast. In the event the agreement is terminated by Neoprobe or if Plexus ceases to be the exclusive supplier of the covered products, the Company is required to purchase all finished components on hand at Plexus plus raw materials not able to be restocked with suppliers.

         C. NURIGS OPTION AGREEMENT: During the first quarter of 2000, the Company entered into a multi-step option agreement for the development of its initial RIGS compound, RIGScan CR. The Company recognized $50,000 in revenue related to the conclusion of the first step of the option agreement. The option agreement is with a newly-formed development entity, NuRigs, Ltd. ("NuRigs"). Based in Tel Aviv, Israel, NuRigs has been organized for the express purpose of developing a second-generation humanized RIGScan CR antibody fragment. The option agreement calls for Neoprobe to receive, with the execution of a definitive agreement, a license fee of $900,000 and a product royalty of approximately 5 percent on NuRigs' commercial sales of the product. The Company and NuRigs are negotiating a definitive license agreement that is expected to be completed in the fourth quarter of 2000, at the earliest. However, there can be no assurance that a definitive license agreement will be completed, on terms consistent with the option agreement, or at all. Under the terms of the option, NuRigs will assume all clinical and other development costs for RIGScan CR. NuRigs expects to begin clinical evaluation of the second-generation RIGScan CR agent during the second quarter of 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Through March 31, 2000, the Company's activities have resulted in an accumulated deficit of $120 million. Substantially all of the Company's efforts and resources through early 1999 were devoted to research and clinical development of innovative systems for the intraoperative diagnosis and treatment of cancers. To date, the Company's activities have been financed primarily through the public and private sale of equity securities. Prior to 1999, the Company's research and development efforts were principally related to the Company's proprietary RIGS system. Efforts since early 1997 have also included activities related to development of the Company's ACT process and ILM products. Beginning in the first half of 1998, due primarily to feedback received from regulatory authorities in the U.S. and Europe related to the Company's applications for marketing approval for its RIGScan CR49 product, the Company began a series of changes to its business plan. Since that time, the Company has continued to modify its business plan to one that is primarily focused on the continued development of the Company's ILM business. During 1999, the Company continued the operating expense reduction efforts started in 1998 and has nearly eliminated non-ILM-related research and development activities.

To further support the Company's goal of achieving operating profitability, the Company entered into a multi-year distribution agreement with EES, a subsidiary of Johnson & Johnson, effective October 1, 1999. As a result of entering the agreement, the Company achieved its first quarter of operating profitability during the fourth quarter of 1999. The Company expects to continue to achieve operating profitability on an annual basis for 2000; however, the Company anticipates there may be quarterly variations in profitability, such as occurred in the first quarter of 2000, due to the timing of purchases by EES. There can be no assurances that the Company will achieve the volume of sales anticipated in connection with the agreement, or if achieved, that the margin on such sales will be adequate to achieve operating profitability in the near term, or at all.

During the first quarter of 2000, the Company entered into a multi-step option agreement for the development of its initial RIGS compound, RIGScan CR. The Company recognized $50,000 in revenue related to the conclusion of the first step of the option agreement. The option agreement is with a newly-formed development entity, NuRigs, Ltd. ("NuRigs"). Based in Tel Aviv, Israel, NuRigs has been organized for the express purpose of developing a second-generation humanized RIGScan CR antibody fragment. The option agreement calls for Neoprobe to receive, with the execution of a definitive agreement, a license fee of $900,000 and a product royalty of approximately 5 percent on NuRigs' commercial sales of the product. The Company and NuRigs are negotiating a definitive license agreement that is expected to be completed in the fourth quarter of 2000, at the earliest. However, there can be no assurance that a definitive license agreement will be completed, on terms consistent with the option agreement, or at all. Under the terms of the option, NuRigs will assume all clinical and other development costs for RIGScan CR. NuRigs expects to begin clinical evaluation of the second-generation RIGScan CR agent during the second quarter of 2000.

Accounts receivable increased significantly at March 31, 2000 from December 31, 1999 due primarily to the timing of sales to EES during the first quarter of 2000 versus the fourth quarter of 1999. Inventory levels declined at March 31, 2000 as compared to December 31, 1999. This is primarily due to the purchase by EES of $600,000 of demonstrator units the Company had repurchased from KOL BioMedical Instruments, Inc. in accordance with the termination of the marketing agreement. The Company expects receivable levels to fluctuate in 2000 depending on the timing of purchases by EES; however, inventory is expected to remain relatively constant or decrease slightly over time as the strategic relationship progresses and the Company manages its production and sales to meet EES's forecasted needs.

Investing Activities. The Company's investing activities during the first quarter of 2000 involved primarily the sale of its equity interest in XTL Biopharmaceuticals Ltd. ("XTL") for $1.5 million. The Company's investing activities during the first quarter of 1999 involved primarily the sale of certain available-for-sale securities to fund operations.

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

The Series B were recorded by the Company during the first quarter of 1999 at the amount of gross proceeds less the costs of the financing and the fair value of the warrants and classified as mezzanine financing above the stockholders' equity section on the Company's interim balance sheets for 1999. The calculated conversion price at February 16, 1999, the first available conversion date, was $1.03 per share. In accordance with the FASB's Emerging Issues Task Force Topic D-60, the difference between the initial conversion price and the closing market price on February 16, 1999 of $1.81 resulted in an implied incremental yield to Series B holders of approximately $1.8 million that is reflected as conversion discount in the Company's loss per share calculation for the first quarter of 1999.

On November 12, 1999, the Company entered into a binding letter of intent to retire the 30,000 outstanding shares of Series B preferred stock, the related
2.9 million Class L warrants and the Unit Purchase Options ("UPOs") and to cancel the financial advisory agreement with the placement agent for the Series
B. The letter of intent committed the Series B holders to surrender the Series B shares and Class L warrants and for the placement agent to surrender the UPOs and cancel the financial advisory agreement as well as to grant the Company general releases from potential litigation associated with the transaction. In exchange for the retirement of the Series B preferred shares and surrendering the Class L warrants and UPOs, the Company agreed to pay the Series B holders a total of $2.5 million and issue the Series B holders 3 million shares of common stock and 3 million warrants to purchase common stock with an exercise price of $0.74 per share. However, at December 31, 1999, final definitive agreements had not been signed. Therefore, at December 31, 1999, the Company reclassified its obligations to the Series B holders to reflect the $2.5 million payable in cash as a current liability and the remaining book value of the Series B, including dividends payable, as a long-term liability. In January 2000, the Company executed a definitive settlement agreement with terms consistent with the letter of intent, paid the Series B holders the $2.5 million, and issued the related stock and warrants. The Company reported a loss on the retirement of the preferred shares of $ 765,000 (approximately $0.03 per share) below net income during the first quarter of 2000. This amount represents the value of the cash given up plus the market value of the stock and warrants issued as valued on January 20, 2000 less the previously recorded book value of the Series B preferred stock and warrants.

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

Under the Agreement, EES received a worldwide paid-up license (the "License") to the Company's ILM intellectual property to make and sell other products that may be developed using the Company's ILM intellectual property. The term of the License is the same as that of the Agreement. EES paid the Company a non-refundable license fee of $4 million. The Company intends to recognize the license fee as revenue ratably over the five-year initial term of the Agreement. If the Agreement is terminated by the Company as a result of a material breach by EES, EES would be required to pay the Company a royalty on all products developed and sold by EES using the Company's ILM intellectual property. In addition, the Company is entitled to a royalty on any ILM product commercialized by EES that does not infringe any of the Company's existing intellectual property.

During 1998, the Company began revising its business plan to focus on its ILM technology and essentially suspended activities related to its RIGS and ACT initiatives pending identification of a developing partner. The Company has entered into a multi-step option agreement with a party interested in commercializing a second-generation antibody for use in colorectal cancer surgery. At this time, the Company has not reached definitive agreement with the option party that would ensure the continued development of the RIGS process. In addition, should the option party ultimately decide to exercise its license option and reach an agreement satisfactory to the Company, the Company believes that the likely timeframe required for the continued development, regulatory and commercialization of a RIGS product would take a minimum of four to five years before the Company would receive any significant product-related royalties. However, there can be no assurance that the Company will be able to complete definitive license agreements with the option partner for the RIGS technology, on terms acceptable to the Company, or at all. To date, a partner for ACT has not been identified or secured. Until definitive agreements with development partners are reached and the appropriate regulatory approvals are received, the Company is limited in its ability to generate revenue from RIGS or ACT. The Company therefore intends to continue to focus on further development of the ILM market in conjunction with its distribution partner, EES.

As of March 31, 2000, the Company had cash and cash equivalents of $2.7 million. The Company expects to generate positive cash flow from operations in the near term as a result of the Agreement with EES. However, there can be no assurances that the Company will achieve the volume of sales anticipated in connection with the Agreement, or if achieved that the margin on such sales will be adequate to produce positive operating cash flow. The Company expects to continue to experience cost savings during 2000 as a result of the transfer of marketing responsibilities for the Company's ILM products to EES. In January 2000, the Company sold its investment in XTL for $1.5 million. The Company believes its March 31, 2000 cash balances and sources of future cash flow are adequate for the Company to continue operating for the foreseeable future. However, if the Company does not receive adequate funds from operations, it may need to further modify its business plan and seek other financing alternatives. Such alternatives may include asset dispositions that could force the Company to further change its business plan.

The Company has, from time to time, been approached by entities interested in acquiring some or all of the assets of the Company. The Company has, as appropriate, engaged in discussions with certain of these entities; however, such discussions to this point have been only preliminary in nature and none has resulted in a definitive transaction for further consideration. The Company anticipates that it may continue to be approached by such entities. At such time as a definitive transaction is proposed, if any, it will be considered by management and the Board of Directors, and if necessary, referred to the shareholders of the Company for their consideration. However, there can be no assurances that such a transaction will be proposed, or if proposed, that the terms would be acceptable to the Company or its shareholders.

At December 31, 1999, the Company had U.S. net operating tax loss carryforwards and tax credit carryforwards of approximately $93.3 million and $4.9 million, respectively, available to offset or reduce future income tax liability, if any, through 2019. However, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, use of prior tax loss and credit carryforwards may be limited after an ownership change. As a result of ownership changes as defined by Sections 382 and 383, which have occurred at various points in the Company's history, management believes utilization of the Company's tax loss carryforwards and tax credit carryforwards may be limited. The Company's international subsidiaries also have net operating tax loss carryforwards in their respective foreign jurisdictions. However, as the Company is in the process of liquidating its interests in both foreign subsidiaries as of March 31, 2000, the Company does not anticipate that the foreign loss carryforwards will ever be utilized.

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

On December 3, 1999, the SEC staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 was also amended by SAB 101A. SAB 101 and SAB 101A summarize certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 adds new major Topic 13, "Revenue Recognition" and Topic 13:A, "Views on Selected Revenue Recognition Issues" to the Staff Accounting Bulletin Series. The Company expects to adopt SAB 101 during the second quarter of 2000. Management is currently evaluating the potential impact, if any, that the adoption of this SAB will have on its results of operations or financial position.

RESULTS OF OPERATIONS

Revenue for the first quarter of 2000 was $1.9 million consistent with the $1.9 million for the same period in 1999. Research and development expenses during the first quarter of 2000 were $294,000 or 27% of operating expenses for the quarter. Marketing and selling expenses were $111,000 or 10% of operating expenses during the quarter, and general and administrative expenses were $668,000 or 62% of operating expenses for the quarter. Overall, operating expenses for the first quarter of 2000 decreased $1.6 million or 60% over the same quarter in 1999. The Company anticipates that total operating expenses for the remainder of 2000 will also decrease over 1999 levels. The Company expects research and development and general and administrative expenses to decrease from 1999 levels as a result of cost containment measures implemented during 1999. Marketing expenses, as a percentage of sales, decreased to 7% of sales for the first quarter of 2000 from 59% of sales for the same period in 1999. The Company expects marketing and selling expenses for the remainder of 2000 to decrease from 1999 levels.

Three months ended March 31, 2000 and 1999

Revenues and Margins. Net product sales decreased $305,000 or 16% to $1.6 million during the first quarter of 2000 from $1.9 million during the same period in 1999. Sales during both periods were comprised almost entirely of sales of the Company's hand-held gamma detection instruments. Gross margins decreased to 48% of net sales for the first quarter of 2000 from 68% of net sales for the same period in 1999. The decrease in instrument sales and gross margins is primarily the result of the change in the type of sales made by the Company related to entering the distribution agreement with EES at the end of September 1999. Under the terms of this agreement, the Company's instrument products are sold to EES at a wholesale transfer price. Prior to entering the EES agreement, the Company sold its instrument products directly to end customers at retail prices during the first quarter of 1999. The cost to manufacture the Company's products did not change significantly from 1999 to 2000. The effect of the decrease in gross margins on profitability is offset by the decline in marketing expenses discussed below. Revenues in the first quarter of 2000 also included $200,000 from the pro-rata recognition of license fees related to the distribution agreement with EES and $50,000 from the recognition of option fees related to an option agreement to license certain of the Company's RIGS products.

Research and Development Expenses. Research and development expenses decreased $168,000 or 36% to $294,000 during the first quarter of 2000 from $462,000 during the same period in 1999. The decrease is primarily due to the reimbursement of certain research and development expenses associated with the Company's distribution agreement with EES. First quarter research and development expenses included approximately $40,000 in non-recurring severance costs and $150,000 in unreimbursed costs for development of products to be launched in fiscal year 2000.

Marketing and Selling Expenses. Marketing and selling expenses decreased $1.0 million or 90% to $111,000 during the first quarter of 2000 from $1.1 million during the same period in 1999. Marketing and selling expenses, as a percentage of sales, decreased to 7% of sales for the first quarter of 2000 from 59% of sales for the same period in 1999. These results reflect lower internal marketing headcount and out-of-pocket expense levels during the first quarter of 2000 as compared to the same period in 1999 as well as elimination of marketing partner commissions over the same periods, due to entering the distribution agreement with EES. The first quarter of 2000 also included approximately $40,000 in non-recurring severance charges related to the separation of marketing personnel.

General and Administrative Expenses. General and administrative expenses decreased $337,000 or 34% to $668,000 during the first quarter of 2000 from $1.0 million during the same period in 1999. The decrease was primarily a result of reductions in overhead costs such as space costs, taxes and insurance.

Losses Related to Subsidiaries in Liquidation. The Company incurred certain charges during the first quarter of 1999 related to interest and other overhead costs incurred during the wind-down process of subsidiaries in liquidation. No such charges were incurred in the first quarter of 2000.

Other Income. Other income decreased $53,000 or 65% to $28,000 during the first quarter of 2000 from $81,000 during the same period in 1999. Other income during the first quarter of 2000 consisted primarily of interest income. Other income during the first quarter of 1999 consisted primarily of gains from settlement of liabilities at less than their face value. The Company's interest income increased due to overall average levels of cash and investments during the first quarter of 2000 as compared to the same period in 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not currently use derivative financial instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for its debt instruments or investment securities. As of March 31, 2000 and December 31, 1999, the Company had outstanding debt instruments of $320,000 and $790,000, respectively. Outstanding debt consisted primarily of a variable rate line of credit and fixed rate financing instruments, with average interest rates of 6% and 8% at March 31, 2000 and December 31, 1999, respectively. At March 31, 2000 and December 31, 1999, the fair market values of the Company's debt instruments approximated their carrying values. A hypothetical 100-basis point change in interest rates would not have a material effect on cash flows, income or market values.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On February 16, 1999, the Registrant executed a purchase agreement to complete the private placement of 30,000 shares of 5% Series B redeemable convertible preferred stock (the "Series B"). The Series B were issued with a $100 per share stated value and were convertible into common stock of the Registrant at the option of the Series B holders. In connection with the private placement, the Registrant also issued 2.9 million Class L warrants to purchase common stock of the Registrant at an initial exercise price of $1.03 per share and the Registrant entered into a financial advisory agreement with the placement agent providing the agent with Unit Purchase Option ("UPOs") entitling the placement agent to purchase approximately 150,000 shares of common stock in the Registrant.

On January 20, 2000, the Registrant executed a definitive Settlement Agreement with the Series B holders to retire the 30,000 shares of Series B preferred stock issued in February 1999. In addition to retiring the preferred shares, the Series B holders returned the Class L warrants issued in connection with the Series B and the placement agent returned the UPOs. In exchange for the retirement of the Series B preferred shares and surrendering the Class L warrants and UPOs, the Registrant paid the Series B holders $2.5 million and issued to the Series B Holders 3 million shares of common stock of the Registrant and 3 million warrants to purchase common stock of the Registrant with an exercise price of$0.74 per share.

On May 9, 2000 the Registrant filed a Certificate of Elimination with the Secretary of State of the State of Delaware to remove all reference to the Series B from the Registrant's Restated Certificate of Incorporation.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      LIST OF EXHIBITS

                  3.  ARTICLES OF INCORPORATION AND BY-LAWS

                  Exhibit 3.1

                  Complete Restated Certificate of Incorporation of Neoprobe Corporation, as corrected February 18, 1994 and as amended June 27, 1994, July 25, 1995, June 3, 1996, March 17, 1999 and
                  May 9, 2000.

                  Page 21 in the manually signed original.

                  Exhibit 3.2

                  Amended and Restated By-Laws dated July 21, 1993 as amended July 18, 1995 and May 30, 1996 (incorporated by reference to
                  Exhibit 99.4 to the Registrant's Current Report on Form 8-K dated June 20, 1996; Commission File No. 0-26520).

                  Exhibit 3.3

                  Certificate of Elimination of Neoprobe Corporation filed on May 9, 2000 with the Secretary of State of Delaware.

                  Page 31 in the manually signed original

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

                  10. MATERIAL CONTRACTS

                  Exhibit 10.1.39

                  Settlement Agreement among the Registrant, The Aries Master Fund, The Aries Domestic Fund, L.P., Paramount Capital, Inc. and Paramount Capital Asset Management, Inc. dated January 20, 2000.

                  Page 32 in the manually signed original.


                  Exhibit 10.1.40

                  Option Agreement between the Registrant and Reico Ltd. dated February 1, 2000.

                  Page 67 in the manually signed original.


                  Exhibit 10.2.53

                  Non-Qualified Stock Option Agreement dated January 4, 2000 between the Registrant and David C. Bupp. This agreement is one of three substantially identical agreements and is accompanied by a schedule identifying the other agreements omitted and setting forth the material details in which such documents differ from the one that is filed herewith.

                  Page 76 in the manually signed original.


                  Exhibit 10.2.54

                  Restricted Stock Agreement dated March 22, 2000 between the Registrant and David C. Bupp. This agreement is one of three substantially identical agreements and is accompanied by a schedule identifying the other agreements omitted and setting forth the material details in which such documents differ from the one that is filed herewith.

                  Page 80 in the manually signed original.


                  Exhibit 10.2.55

                  Agreement, Release and Waiver between the Registrant and Matthew F. Bowman dated March 31, 2000.

                  Page 84 in the manually signed original.


                  Exhibit 10.2.56

                  Employment Agreement between the Registrant and Carl Bosch dated April 1, 2000.

                  Page 90 in the manually signed original.


                  Exhibit 10.2.57

                  Employment Agreement between the Registrant and Brent L. Larson dated April 1, 2000.

                  Page 95 in the manually signed original.


                  Exhibit 10.3.50

                  Share Purchase Agreement between the Registrant and Biomedical Investments (1997) Ltd. dated January 19, 2000.

                  Page 100 in the manually signed original.


                  Exhibit 10.4.45

                  Manufacturing and Supply Agreement between the Registrant and Plexus Corp. dated March 30, 2000 (filed pursuant to Rule 24b-2 under which the Registrant has requested confidential treatment of certain portions of this Exhibit).

                  Page 112 in the manually signed original.


                  11. STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

                  Exhibit 11.1

                  Computation of Net Loss Per Share.

                  Page 134 in the manually signed original.


                  27. FINANCIAL DATA SCHEDULE

                  Exhibit 27.1

                  Financial Data Schedule (submitted electronically for SEC information only).

         (b)      REPORTS ON FORM 8-K.

                  The Registrant filed a Current Report on Form 8-K on February 1, 2000 reporting the Registrant's disposition of its equity investment in XTL Biopharmaceuticals Ltd. on January 19, 2000.

                                         SIGNATURES

                           In accordance with the requirements of the Exchange
                  Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NEOPROBE CORPORATION
                  (the "Registrant")
                  Dated: May 12, 2000


                                By: /s/  David C. Bupp
                                    -----------------------
                                    David C. Bupp,
                                    President and Chief Executive Officer
                                    (duly authorized officer; principal
                                    executive officer)

                                By: /s/  Brent Larson
                                    -----------------------
                                    Brent Larson
                                    Vice President, Finance and Administration
                                    (principal financial and accounting officer)

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                            ------------------------



                              NEOPROBE CORPORATION



                            ------------------------



                          FORM 10-QSB QUARTERLY REPORT


                          FOR THE FISCAL QUARTER ENDED:

                                 MARCH 31, 2000



                            ------------------------



                                    EXHIBITS



                            ------------------------

                                      INDEX


                  Exhibit 3.1

                  Complete Restated Certificate of Incorporation of Neoprobe Corporation, as corrected February 18, 1994 and as amended June 27, 1994, July 25, 1995, June 3, 1996, March 17, 1999 and
                  May 9, 2000.

                  Exhibit 3.2

                  Amended and Restated By-Laws dated July 21, 1993 as amended July 18, 1995 and May 30, 1996 (incorporated by reference to
                  Exhibit 99.4 to the Registrant's Current Report on Form 8-K dated June 20, 1996; Commission File No. 0-26520).

                  Exhibit 3.3

                  Certificate of Elimination of Neoprobe Corporation filed on May 9, 2000 with the Secretary of State of the State of Delaware.

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


                  Exhibit 10.1.39

                  Settlement Agreement among the Registrant, The Aries Master Fund, The Aries Domestic Fund, L.P., Paramount Capital, Inc., and Paramount Capital Asset Management, Inc. dated January 20, 2000.


                  Exhibit 10.1.40

                  Option Agreement between the Registrant and Reico Ltd. dated February 1, 2000.


                  Exhibit 10.2.53

                  Non-Qualified Stock Option Agreement between the Registrant and David C. Bupp dated January 4, 2000. This Agreement is one of three substantially identical agreements and is accompanied by a schedule identifying the other agreements omitted and setting forth the material details in which such agreements differ from the one that is filed herewith.


                  Exhibit 10.2.54

                  Restricted Stock Agreement dated March 22, 2000 between the Registrant and David C. Bupp. This Agreement is one of three substantially identical agreements and is accompanied by a schedule identifying the other agreements omitted and setting forth the material details in which such agreements differ from the one that is filed herewith.


                  Exhibit 10.2.55

                  Agreement, Release and Waiver between the Registrant and Matthew F. Bowman dated March 31, 2000.

                  Exhibit 10.2.56

                  Employment Agreement between the Registrant and Carl Bosch dated April 1, 2000.


                  Exhibit 10.2.57

                  Employment Agreement between the Registrant and Brent L. Larson dated April 1, 2000.


                  Exhibit 10.3.50

                  Share Purchase Agreement between the Registrant and Biomedical Investments (1997) Ltd. dated January 19, 2000.


                  Exhibit 10.4.45

                  Manufacturing and Supply Agreement between the Registrant and Plexus Corp. dated March 30, 2000 (filed pursuant to Rule 24b-2 under which the Registrant has requested confidential treatment of certain portions of this Exhibit).


                  Exhibit 11.1

                  Computation of Net Loss Per Share.


                  Exhibit 27.1

                  Financial Data Schedule (submitted electronically for SEC information only).