Form 10-K405/A
period 1999-12-31
NEOPROBE CORP
filed 2000-08-07
CIK 810509

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------
                                   FORM 10-K/A

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended: December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _______________.

                         Commission file number: 0-26520
                              NEOPROBE CORPORATION
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                           DELAWARE                                                              31-1080091
----------------------------------------------------------------                --------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)                     (I.R.S. Employer Identification No.)

        425 Metro Place North, Suite 300, Dublin, Ohio                                           43017-1367
----------------------------------------------------------------                --------------------------------------------
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

                                 Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of shares of common stock held by non-affiliates of the Registrant on March 24, 2000 was $41,171,517.

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

Dependence on exclusive worldwide distributor

The Company currently markets only a single line of medical instruments targeted at the ILM market. These ILM instruments are marketed through a Distribution Agreement with EES that began on October 1, 1999. Under the Agreement, the Company will manufacture and sell its ILM products exclusively to EES, who will distribute the products globally. EES assumes all direct responsibility for business risks related to credit, currency exchange, foreign tax laws or tariff and trade regulation. EES agreed to purchase minimum quantities of the Company's products over the first three years of the initial five-year term of the Agreement. EES may terminate the Agreement if the Company fails to supply products for specified periods, commits a material breach of the Agreement, suffers a change of control of the Company, or becomes insolvent. While the Company believes that EES intends to aggressively market the Company's products, there can be no assurance that EES will purchase product from the Company in excess of its minimum annual purchase requirements or that such purchases will generate profitability or adequate cash flow to finance the Company's operations in the long-term.

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

The manufacturing operations of the Company's contract manufacturers are subject to compliance with Good Manufacturing Practices ("GMP") regulations of the FDA and similar regulations of the European Union. These regulations include controls over design, testing, production, labeling, documentation, and storage of devices. Enforcement of GMP regulations has increased significantly in the last several years, and the FDA has publicly stated that compliance will be more strictly scrutinized in the future. The Company's facilities and manufacturing processes, as well as those of current and future third party suppliers, will be subject to periodic inspection by the FDA, the Company's European Union notified body, and other agencies. Failure to comply with these and other current and emerging regulatory requirements in the various global markets in which the Company's products are sold could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, withdrawal of clearances or approvals, and criminal prosecution, which could have an adverse effect on the Company and its operations.

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

Contingencies Related to Liquidation

Over the past two years, Neoprobe has shut down subsidiaries in two foreign countries. These subsidiaries are in statutory liquidation or receivership under the laws of their respective countries. Neoprobe believes it has no ongoing financial obligations for the debts of either subsidiary. However, it is possible that creditors of a subsidiary could attempt to recover from Neoprobe losses relating to claims they have asserted against the subsidiary. Management of Neoprobe believes that the chance of a creditor of a subsidiary being able to recover its claim directly from Neoprobe is remote.

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


(Amounts in thousands, except per share data)                        Years Ended December 31,
                                              ------------------------------------------------------------------

                                                  1999         1998          1997         1996          1995
                                              ----------    ---------    ---------    ----------     -----------
Statement of Operations Data:
Net sales                                     $ 9,246    $    5,833     $    5,128     $    1,171     $     960
Gross profit                                    4,938         4,429          3,552            494           454
Research and development expenses               1,313        14,364         19,657         16,083         7,829
Marketing and selling expenses                  4,471         5,268          4,307          1,532
General and administrative expenses             3,735         6,089          6,853          6,222         4,148
Loss related to subsidiaries in
  liquidation                                     475         7,176              -              -             -
                                             ---------    ----------     ----------     ----------    ----------
Loss from operations                           (5,057)      (28,468)       (27,265)       (23,342)      (11,523)

Other income                                      883           436          4,018          2,373           764
                                             ---------    ----------     ----------     ----------    ----------

Net loss                                     $ (4,174)    $ (28,033)     $ (23,247)     $ (20,969)    $ (10,759)
                                             =========    ==========     ==========     ==========    ==========

Loss attributable to common stockholders     $ (7,895)    $ (28,033)     $ (23,247)     $ (20,969)    $ (10,759)
                                             =========    ==========     ==========     ==========    ==========

Net loss per common share from
 continuing operations (basic and
 diluted)(1)                                 $  (0.34)    $   (1.23)     $   (1.02)     $   (1.06)    $   (0.73)
                                             =========    ==========     ==========     ==========    ==========

Shares used in computing net loss per
 common share (1)                              23,003        22,842         22,735         19,743        14,726
                                             =========    ==========     ==========     ==========    ==========




                                                                     Years Ended December 31,
                                              ------------------------------------------------------------------

                                                  1999         1998          1997         1996          1995
                                              ----------    ---------    ---------    ----------     -----------
Balance Sheet Data:
Total assets                                  $  10,323     $  11,994    $   41,573    $   63,873    $  24,145

Long-term obligations                             4,314           156         2,069         1,009        1,182

Accumulated deficit                            (119,569)     (115,395)      (87,363)      (64,116)     (43,147)


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

BUSINESS ENVIRONMENT

The global diagnostic and medical devices industries are going through a period of transition. Unlike the pharmaceutical and biotechnology fields, the diagnostic and medical device sectors have been hampered by maturity in product demand, which has led to single digit growth rates over the past several years. In addition to decreased volume demand, health care cost containment pressures have limited top-line as well as bottom-line growth. As a result, the industry has experienced a number of consolidation mergers, reorganizations, and management changes. The business environment is more positive for the device companies who have slightly higher growth and technological innovation. Conditions will likely continue to be difficult for the diagnostic and medical device industry in 2000 although some experts believe medical device companies are likely to fair better with regard to growth and profitability than their diagnostic counterparts.

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

Investing Activities. The Company's investing activities during 1999 involved primarily the sale of certain available-for-sale securities to fund operations. The Company engaged in similar activities in 1998. However, in 1998, the Company also made significant capital expenditures on construction at Neoprobe Israel. Neoprobe Israel was founded in 1994 to construct and operate a radiolabeling facility near Dimona, Israel. Based on the status of the Company's marketing applications in the U.S. and Europe, and the Company's inability to find a development partner for its RIGS products, the Company decided during 1998 to suspend construction and validation activities at Neoprobe Israel. Following suspension of RIGS development activities at Neoprobe Israel and unsuccessful attempts to market the facility, the Company initiated actions during the fourth quarter of 1998 to liquidate Neoprobe Israel. The Company, therefore, adopted the liquidation basis of accounting for Neoprobe Israel as of December 31, 1998. The Company wrote down the value of the fixed assets of the facility and the related debt to the net amount of zero as the assets were considered to represent settlement of the debt. Approximately $4.9 million of the construction of Neoprobe Israel's facility was financed in 1998 and prior years by an Israeli bank (the "Bank"). During October 1999, a representative of the Bank was appointed as Receiver for Neoprobe Israel. As a result of the receivership, management believes that the Company no longer controls Neoprobe Israel

As a result of the loss of the Company's control of Neoprobe Israel that occurred as a result of the initiation of receivership, the Company deconsolidated Neoprobe Israel as of December 31, 1999. Management believes the approximately $900,000 owed to the unsecured trade vendors of Neoprobe Israel at December 31, 1999 represents direct obligations of Neoprobe Israel without recourse to the Company. Therefore, Management believes the Company has no obligation to pay the unsecured trade vendors of Neoprobe Israel. Management believes that the Company's limited financial guarantee to the Bank represents the Company's only obligation related to Neoprobe Israel.

At December 31, 1999, the Company's balance sheet does not reflect any obligations of Neoprobe Israel. The Company expects the Receiver to attempt to sell the facility and/or its equipment and to use any proceeds to repay the Creditors of Neoprobe Israel to the extent possible. However, it is possible, in the event the liquidation of Neoprobe Israel resulting from the receivership does not fully satisfy the outstanding obligations of Neoprobe Israel, that the Creditors would seek to pursue claims directly against the Company under a judicial doctrine generally referred to as "piercing the corporate veil." In the event the Creditors were successful in making a claim under this judicial doctrine, the Company may be required to pay the Creditors some or all of the amounts owed by Neoprobe Israel. Payment of such an amount would severely deplete the Company's cash, and the Company might not be able to continue operations without seeking creditor relief. However, Management believes that the prospect that Creditors would prevail if such claims were brought against the Company is remote. As such, no provision for such a contingent loss has been recorded in the Company's financial statements at December 31, 1999.

Financing Activities. On February 16, 1999, the Company executed a Purchase Agreement (the "Purchase Agreement") to complete the private placement of 30,000 shares of 5% Series B convertible preferred stock (the "Series B") for gross proceeds of $3 million ($2.8 million, net). The Series B were issued with a $100 per share stated value and were convertible into common stock of the Company. In connection with the private placement, the Company also issued 2.9 million Class L warrants to purchase common stock of the Company at an initial exercise price of $1.03 per share. The Series B paid a 5% annual dividend payable in cash or common stock. The Series B were convertible at variable prices based on the market price of the Company's common stock, subject to a conversion price floor of $0.55. The Class L warrants were also subject to variable exercise prices, subject to an exercise price floor of $0.62. Holders of the Series B had certain liquidation preferences over other shareholders under certain provisions as defined in the Purchase Agreement and had the right to cast the same number of votes as if the owner had converted on the record date. Pursuant to the private placement, the Company entered into a financial advisory agreement with the placement agent providing the agent with Unit Purchase Options ("UPOs") entitling the placement agent to purchase approximately 150,000 shares of common stock in the Company. Under certain conditions, the Company would have been obligated to redeem outstanding shares of Series B for $120 per share (i.e., a total of $3.6 million) such as the delisting of the Company's common stock from the Nasdaq Stock Market as occurred on July 27, 1999 and other conditions outlined in the Purchase Agreement. In January, 2000, the Company negotiated a settlement with the Series B holders whereby the Series B shares and the related warrants were retired in exchange for $2.5 million in cash, 3 million shares of common stock and 3 million warrants to purchase common stock at an exercise price of $0.74 per share.

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

Other Income. Other income increased $447,000 or 103% to $883,000 in 1999 from $436,000 in 1998. Other income during 1999 included a $699,000 non-cash gain on deconsolidation of subsidiaries, $226,000 in one-time gains from the settlement of certain previously recorded liabilities at less than their original face value, and interest income on the Company's investments, offset by $60,000 in losses on the disposal of certain assets. The gain on deconsolidation resulted primarily from the removal from consolidation of Neoprobe Israel. Neoprobe Israel owes approximately $900,000 to various trade creditors for which the Company has no contractual obligation to pay. As a result of removing Neoprobe Israel from consolidation, the liabilities to trade creditors were also removed along with Neoprobe Israel's remaining assets, thereby creating a net gain of $699,000 on the standalone books of the Company. Other income in 1998 consisted primarily of interest income. The Company's interest income declined due to the decline in overall average levels of investments during 1999 as compared to 1998.

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

                  Page 52 in the manually signed original.*


         10.4.41. Tennessee Revolving Credit Note between the Registrant and The Provident Bank dated December 31, 1999.

                  Page 65 in the manually signed original.*


         10.4.42 Amended and Restated Security Agreement between the Registrant and The Provident Bank dated December 31, 1999.

                  Page 78 in the manually signed original.*


         10.4.43 Amendment No. 1 to Amended and Restated Revolving Credit Note Dated March 2, 2000.

                  Page 92 in the manually signed original.*


         10.4.44 Amendment No. 1 to Tennessee Revolving Credit Note dated as of March 2, 2000.

                  Page 94 in the manually signed original.*


           (11)   STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS.

                  11.1.   Computation of Net Loss Per Share.

                  Page 95 in the manually signed original.*


           (21)   SUBSIDIARIES OF THE REGISTRANT.

                  21.1.   Subsidiaries of the Registrant.

                  Page 96 in the manually signed original.*


           (23)   CONSENT OF EXPERTS AND COUNSEL.23.1

                  23.1    Consent of PricewaterhouseCoopers LLP

                  Page 97 in the manually signed original.


                  23.2    Consent of KPMG LLP

                  Page 98 in the manually signed original.


           (24)   POWERS OF ATTORNEY.

                  24.1.    Powers of Attorney.

                  Page 99 in the manually signed original.*


                  24.2. Certified resolution of the Registrant's Board of Directors authorizing officers and directors signing on behalf of the Company to sign pursuant to a power of attorney.

                  Page 107 in the manually signed original.*


         (b) REPORTS ON FORM 8-K.

         No current report on Form 8-K was filed by the Registrant during the fourth quarter of fiscal 1999.


* previously filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 3, 2000

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




                           FORM 10-K/A ANNUAL REPORT


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


                                         /s/ KPMG LLP



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


                                         /s/ PricewaterhouseCoopers LLP
                                             Coopers & Lybrand LLP



Columbus, Ohio
February 20, 1998

NEOPROBE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31, 1999 and 1998


ASSETS                                                       1999                    1998
                                                         -----------             -----------
Current assets:
    Cash and cash equivalents                            $ 4,882,537             $ 1,061,936
    Restricted cash                                                -               1,993,000
    Available-for-sale securities                                  -                 448,563
    Accounts receivable, net                                 453,406               2,069,633
    Inventory                                              1,134,427               1,578,912
    Prepaid expenses                                         666,688                 720,420
    Other current assets                                       7,177                 147,008
                                                         -----------             -----------

           Total current assets                            7,144,235               8,019,472
                                                         -----------             -----------

Investment in affiliates                                   1,500,000               1,500,000

Property and equipment                                     2,167,245               3,073,931
    Less accumulated depreciation and amortization         1,264,299               1,654,661
                                                         -----------             -----------

                                                             902,946               1,419,270
                                                         -----------             -----------

 Intangible assets, net                                      775,088                 773,863
 Other assets                                                    300                 281,594
                                                         -----------             -----------

         Total assets                                    $10,322,569            $ 11,994,199
                                                         ===========            ============




CONTINUED

NEOPROBE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, CONTINUED


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                               1999                   1998
                                                                        ------------            -----------
Current liabilities:
   Line of credit                                                        $   480,000            $ 1,000,000
   Notes payable to finance company                                          154,626                242,163
   Capital lease obligations, current                                         87,007                 99,539
   Accrued liabilities                                                     1,365,649              2,813,321
   Accounts payable                                                          759,961              2,857,717
   Deferred license revenue, current                                         800,000                      -
   Obligation to preferred stockholder, current                            2,500,000                      -
                                                                        -------------          -------------

          Total current liabilities                                        6,147,243              7,012,740
                                                                        -------------          -------------

Capital lease obligations                                                     68,809                155,816
Deferred license revenue                                                   3,000,000                      -
Obligation to preferred stockholder                                        1,245,536                      -
                                                                        -------------          -------------

           Total liabilities                                              10,461,588              7,168,556
                                                                        -------------          -------------

Commitments and contingencies

Stockholders' equity (deficit):
   Preferred stock; $.001 par value; 5,000,000 shares
     authorized at December 31, 1999 and December 31, 1998;
     none issued and outstanding (500,000 shares designated as                     -                      -
     Series A, $.001 par value, at December 31, 1999 and 1998;
     none outstanding)
   Common stock; $.001 par value; 50,000,000 shares
     authorized; 23,046,644 shares issued and
     outstanding at December 31, 1999; 22,887,910
     shares issued and outstanding at December 31, 1998                       23,047                 22,888
   Additional paid-in capital                                            119,407,204            120,272,899
   Accumulated deficit                                                  (119,569,270)          (115,395,283)
   Accumulated other comprehensive loss                                            -                (74,861)
                                                                        -------------          -------------

          Total stockholders' equity (deficit)                              (139,019)             4,825,643
                                                                        -------------          -------------

             Total liabilities and stockholders' equity (deficit)       $ 10,322,569           $ 11,994,199
                                                                        =============          =============





           See accompanying notes to consolidated financial statements

NEOPROBE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------------------
                                                             1999                1998                 1997
                                                        ----------------    ----------------    -----------------
Revenues:
   Net sales                                                $ 9,245,664         $ 5,832,695          $ 5,127,917
   License revenue                                              200,000                   -                    -
                                                        ----------------    ----------------    -----------------
       Total revenues                                         9,445,664           5,832,695            5,127,917
                                                        ----------------    ----------------    -----------------

Cost of goods sold                                            4,507,774           1,403,951            1,575,699
                                                        ----------------    ----------------    -----------------

Gross profit                                                  4,937,890           4,428,744            3,552,218
                                                        ----------------    ----------------    -----------------

Operating expenses:
   Research and development                                   1,313,219          14,364,539           19,656,804
   Marketing and selling                                      4,471,363           5,267,617            4,306,717
   General and administrative                                 3,734,697           6,088,823            6,853,283
   Losses related to subsidiaries in liquidation                475,231           7,176,061                    -
                                                        ----------------    ----------------    -----------------
       Total operating expenses                               9,994,510          32,897,040           30,816,804
                                                        ----------------    ----------------    -----------------

Loss from operations                                         (5,056,620)        (28,468,296)         (27,264,586)
                                                        ----------------    ----------------    -----------------

Other income (expense):
   Gain on deconsolidation of subsidiaries                      699,146                   -                    -
   Interest income                                              103,672             598,834            2,156,795
   Interest expense                                             (82,853)           (189,785)             (61,445)
   Other                                                        162,668              26,495            1,922,708
                                                        ----------------    ----------------    -----------------
       Total other income                                       882,633             435,544            4,018,058
                                                        ----------------    ----------------    -----------------

Net loss                                                     (4,173,987)        (28,032,752)         (23,246,528)
                                                        ----------------    ----------------    -----------------

Conversion discount on preferred stock                        1,795,775                   -                    -
Accretion to potential redemption value                       1,804,225                   -                    -
Preferred stock dividend requirements                           120,536                   -                    -
                                                        ----------------    ----------------    -----------------

Loss attributable to common stockholders                 $  ( 7,894,523)       $(28,032,752)       $ (23,246,528)
                                                        ================    ================    =================

Loss per common share
  (basic and diluted)                                    $        (0.34)       $      (1.23)       $       (1.02)
                                                        ================    ================    =================

Weighted average number of shares
   outstanding during the year
    (basic and diluted)                                      23,003,461          22,842,232           22,734,642
                                                        ================    ================    =================




           See accompanying notes to consolidated financial statements

NEOPROBE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)



                                                                                                  Accumulated
                                        Common Stock            Additional                           Other
                                   ------------------------      Paid-in       Accumulated       Comprehensive
                                    Shares        Amount         Capital         Deficit         Income (Loss)        Total
                                   ----------    ----------     ------------   --------------    --------------    ------------
Balance, December 31, 1996         22,586,527    $  22,587      $119,293,862    $ (64,116,003)         $76,602     $55,277,048

Exercise of employee stock
 options at $2.50 to $15.75
 per share                             85,510           85           361,500                                           361,585
Issued to 40l(k) plan at $14.61         1,672            2            24,422                                            24,424
Exercise of stock warrants at
  $3.32 to $6.05 per share             89,721           89           355,092                                           355,181
Comprehensive income (loss):
  Net loss                                                                        (23,246,528)                     (23,246,528)
  Foreign currency translation
    adjustment                                                                                        (237,887)       (237,887)
  Unrealized gain on
    available-for-sale securities                                                                       20,569          20,569
                                                                                                                   ------------
Total comprehensive loss                                                                                           (23,463,846)
                                   ----------    ----------     ------------    --------------    -------------    ------------

Balance, December 31, 1997         22,763,430    $  22,763      $120,034,876    $ (87,362,531)       $(140,716)    $32,554,392

Exercise of employee stock
  options at $2.50 to
  $3.88 per share                      76,587           77           196,221                                           196,298

Issued to 401(k) plan at $14.45         2,893            3            41,802                                            41,805
Issued  restricted stock to            45,000           45                                                                  45
  officers
Comprehensive income (loss):
  Net loss                                                                        (28,032,752)                     (28,032,752)
  Foreign currency translation
    adjustment                                                                                          56,346          56,346
  Unrealized gain on
    available-for-sale
    securities                                                                                           9,509           9,509
                                                                                                                   ------------
Total comprehensive loss                                                                                           (27,966,897)
                                   ----------    ----------     ------------    --------------    -------------    ------------

Balance, December 31, 1998         22,887,910    $  22,888      $120,272,899    $(115,395,283)        $(74,861)     $4,825,643

Issued to 40l(k)  plan at $2.68        13,734           14            36,776                                            36,790
Issued restricted stock to            145,000          145                                                                 145
  officers
Issued redeemable convertible
  preferred stock and warrants,
  net of costs                                                     1,022,290                                         1,022,290
Accretion of redeemable
  convertible preferred stock
  to potential redemption
  value                                                           (1,804,225)                                       (1,804,225)
Preferred stock dividend
  requirements                                                      (120,536)                                         (120,536)
Comprehensive income (loss):
  Net loss                                                                         (4,173,987)                      (4,173,987)
Foreign currency translation
  adjustment due to
  deconsolidation of
  subsidiaries                                                                                          75,080          75,080
Unrealized gain on
  available-for-sale
  securities                                                                                              (219)           (219)
                                                                                                                   ------------
Total comprehensive loss                                                                                            (4,099,126)
                                   ----------    ----------     ------------    --------------     -------------   -------------

Balance, December 31, 1999         23,046,644    $  23,047      $119,407,204    $(119,569,270)        $      -     $  (139,019)
                                   ==========    ==========     ============    ==============     =============   =============




          See accompanying notes to consolidated financial statements.

NEOPROBE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      YEARS ENDED DECEMBER 31,
                                                                        --------------------------------------------------
                                                                            1999              1998              1997
                                                                        -------------    ---------------    --------------
Cash flows from operating activities:
    Net loss                                                            $ (4,173,987)    $  (28,032,752)    $ (23,246,528)

    Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
       Depreciation                                                          506,916          1,081,676           778,663
       Amortization of intangible assets                                      46,046            190,888           117,859
       Provision for bad debts                                                16,005            134,249           130,660
       Loss on disposal and abandonment of assets                            369,580          1,100,704           664,068
       Losses related to subsidiaries in liquidation                         475,231          6,443,432                 -
       Gain on deconsolidation of subsidiaries                              (699,146)                 -                 -
       Change in restricted cash                                           1,993,000         (1,615,348)         (187,627)
       Other                                                                  34,844             17,815           (11,807)
       Change in operating assets and liabilities:
          Accounts receivable                                              1,491,098         (1,410,759)          315,406
          Inventory                                                          444,492         (1,165,258)         (199,335)
          Prepaid expenses and other assets                                  269,927          1,144,128           465,764
          Accrued liabilities and other liabilities                       (1,132,745)          (105,694)         (121,324)
          Accounts payable                                                (1,469,070)          (847,970)        1,404,095
          Deferred revenue                                                 3,800,000                  -        (2,000,000)
                                                                        -------------    ---------------    --------------

     Net cash provided by (used in) operating activities                   1,972,191        (23,064,889)      (21,890,106)
                                                                        -------------    ---------------    --------------

Cash flows from investing activities:

   Purchases of available-for-sale securities                                      -         (1,738,512)      (13,489,774)
   Proceeds from sales of available-for-sale securities                      443,729          4,955,601         1,884,610
   Maturities of available-for-sale securities                                 4,467         11,050,000        16,739,201
   Purchases of property and equipment                                       (75,363)        (3,428,811)       (4,689,681)
   Proceeds from sales of property and equipment                              24,202                  -                 -
   Patent costs                                                              (27,104)          (239,400)         (197,873)
                                                                        -------------    ---------------    --------------

   Net cash provided by investing activities                                 369,931         10,598,878           246,483
                                                                        -------------    ---------------    --------------

Cash flows from financing activities:

   Proceeds from issuance of preferred stock and warrants, net             2,818,065                  -                 -
   Proceeds from issuance of common stock, net                                   145            196,343           716,766
   Proceeds from line of credit                                              480,000          1,275,750                 -
   Payments under line of credit                                          (1,000,000)          (275,750)                -
   Payment of notes payable                                                 (263,787)          (228,892)         (177,039)
   Payments under capital leases                                             (99,539)          (156,167)         (125,202)
   Proceeds from long-term debt                                                    -          3,129,499           812,750
                                                                        -------------    ---------------    --------------

   Net cash provided by financing activities                               1,934,884          3,940,783         1,227,275
                                                                        -------------    ---------------    --------------

Effect of exchange rate changes on cash                                            -             43,791           (18,666)
                                                                        -------------    ---------------    --------------

   Net increase (decrease) in cash and cash equivalents                    4,277,006         (8,481,437)      (20,435,014)

   Cash and cash equivalents, beginning of year                            1,061,936          9,543,373        29,978,387

   Change in beginning cash and cash equivalents due to
       deconsolidation of subsidiaries                                      (456,405)                 -                 -
                                                                       -------------     ---------------    --------------

   Cash and cash equivalents, end of year                              $   4,882,537     $    1,061,936     $   9,543,373
                                                                       =============     ===============    ==============

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

     b.   FINANCIAL STATEMENT PRESENTATION:

          (1) Principles of consolidation: The consolidated financial statements of the Company include the accounts of the Company and its majority-owned subsidiaries through December 31, 1998 (See
               Note 10(b).). All significant intercompany accounts and transactions were eliminated in consolidation for 1997 and 1998. During 1999, the Company deconsolidated both of its majority-owned subsidiaries as both were placed in statutory liquidation or receivership during 1999 (See Note 10(b).) and control of the subsidiaries was taken away from the Company. In connection with the deconsolidation, the Company recorded a gain of $699,146 during the fourth quarter of 1999. The gain resulted primarily from the removal from consolidation of vendor liabilities owed by the Company's Israeli subsidiary, Neoprobe Israel Ltd. ("Neoprobe Israel"). These liabilities are liabilities of the subsidiary (i.e., Neoprobe Israel) and not of the parent company (i.e., the Company). Therefore, by not consolidating the net liabilities of Neoprobe Israel, the Company, in effect, realized a gain in its unconsolidated financial statements as presented for the year ended December 31, 1999. In addition, it is possible, in the event the liquidation of Neoprobe Israel resulting from the receivership does not fully satisfy the outstanding obligations of Neoprobe Israel, that the creditors of Neoprobe Israel would seek to pursue claims directly against the Company. However, Management believes the Company has no contractual responsibility for the liabilities of Neoprobe Israel and that the prospect that creditors would prevail if claims were brought directly against the Company is remote (See
               Note 16.).

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

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

     g. INVENTORY: The components of inventory at December 31, 1999 and 1998, are as follows:


                                                            1999                 1998
                                                       ----------------    ------------------
                Materials and component parts           $   104,441          $   277,505
                Finished goods                            1,029,986            1,301,407
                                                       ------------        -------------
                                                        $ 1,134,427          $ 1,578,912
                                                       ============        =============

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



          All components of inventory are valued at the lower of cost (first-in, first-out) or market. The Company adjusts inventory to market value when the net realizable value is lower than the carrying cost of the inventory. Market value is determined based on recent sales activity and margins achieved.

     h. PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Property and equipment under capital leases is stated at the present value of minimum lease payments. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets ranging from 3 to 7 years, and includes amortization related to equipment under capital leases. Maintenance and repairs are charged to expense as incurred, while renewals and improvements are capitalized. Property and equipment includes $391,399 and $393,869 of equipment under capital leases and accumulated amortization of $256,585 and $153,165 at December 31, 1999 and 1998, respectively. During 1999, the Company recorded losses of approximately $60,000 on the disposal of certain property and equipment primarily related to the separation of the majority of the Company's internal marketing force.

          The major classes of property and equipment are as follows:


                                                                           1999                 1998
                                                                    ------------------    -----------------
                 Production machinery and equipment                   $   798,647           $   680,189
                 Other machinery and equipment, primarily
                    computers and research equipment                      656,740             1,270,034
                 Furniture and fixtures                                   527,567               866,602
                 Leasehold improvements                                    91,513                90,144
                 Other                                                     92,778               166,962
                                                                      -----------           -----------
                                                                      $ 2,167,245           $ 3,073,931
                                                                      ===========           ===========


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

          The components of intangible assets at December 31, 1999 and 1998 are as follows:


                                                        1999                 1998
                                                   ----------------    ------------------
            Patents                                $  894,638            $  871,944
            Accumulated amortization                 (119,550)              (98,081)
                                                   -----------           -----------
                                                   $  775,088            $  773,863
                                                   ===========           ===========

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

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



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

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



          Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.










          The accumulated balances for each classification of accumulated other comprehensive income (loss) are as follows:

                                                                             GROSS
                                                       FOREIGN            UNREALIZED           ACCUMULATED
                                                      CURRENCY               GAINS                OTHER
                                                     TRANSLATION          (LOSSES) ON         COMPREHENSIVE
                                                     ADJUSTMENT            SECURITIES         INCOME (LOSS)
                                                     -----------          -----------         -------------
              Balance, December 31, 1996             $ 106,461            $ (29,859)           $   76,602
                Change during 1997                    (237,887)              20,569              (217,318)
                                                     ----------           ----------           -----------
              Balance, December 31, 1997              (131,426)              (9,290)             (140,716)
                Change during 1998                      56,346                9,509                65,855
                                                     ----------           ----------           -----------
              Balance, December 31, 1998              (75,080)                  219               (74,861)
                Change during 1999                     75,080                  (219)               74,861
                                                     ----------           ----------           -----------
              Balance, December 31, 1999             $      -             $       -            $        -
                                                     ==========           ==========           ===========


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

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



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



2.   ACCOUNTS RECEIVABLE AND CONCENTRATIONS OF CREDIT RISK:

     Accounts receivable at December 31, 1999 and 1998, net of allowance for doubtful accounts of $97,382 and $77,000, respectively, consist of the following:

                                               1999               1998
                                          ----------------    --------------

                 Trade                      $ 368,072         $ 1,611,247
                 Other                         85,334             458,386
                                            ---------         -----------
                                            $ 453,406         $ 2,069,633
                                            =========         ===========

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

     The Company estimates an allowance for doubtful accounts based on a review and assessment of specific accounts receivable. The activity in the allowance for doubtful accounts for the years ended December 31, 1999 and 1998 is as follows:


                                                                            1999               1998
                                                                       ---------------    ---------------
        Allowance for doubtful accounts at beginning of year           $   77,000         $  130,660
        Provision for bad debts                                            16,005            134,249
        Writeoffs charged against the allowance                           (27,057)          (187,909)
        Recoveries of amounts previously charged off                       31,434                  -
                                                                       -----------        ----------
        Allowance for doubtful accounts at end of year                 $   97,382         $   77,000
                                                                       ===========        ==========

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

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



4.   ACCRUED LIABILITIES AND ACCOUNTS PAYABLE:

     Accrued liabilities at December 31, 1999 and 1998 consist of the following:


                                                                                   1999              1998
                                                                             --------------    --------------
        Royalties due under research and development agreement                  $ 261,952         $ 319,693
        Compensation                                                              244,029           547,993
        Warranty reserve                                                           84,637            78,000
        Inventory purchases                                                        61,952            38,860
        Accrued loan security (See Note 10(b.))                                         -           993,000
        Contracted services and other                                             713,079           835,775
                                                                               ----------        ----------
                                                                               $1,365,649        $2,813,321
                                                                               ==========        ==========

     Accrued compensation at December 31, 1999 and 1998, includes $210,153 and $242,351, respectively, of separation payments due to former employees.

     Accounts payable at December 31, 1999 and 1998 consist of the following:

                                          1999               1998
                                   ----------------    ---------------

        Trade                        $ 410,031          $ 1,050,472
        Other                          349,930            1,807,245
                                   ----------------     --------------
                                     $ 759,961          $ 2,857,717
                                   ================    ===============

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

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



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

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



     b. STOCK OPTIONS: At December 31, 1999, the Company has two stock-based compensation plans. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:


                                                    1999                 1998               1997
                                                ------------        -------------      -------------
          Net loss
            As reported                         $(7,894,523)        $(28,032,752)      $(23,246,528)
            Pro forma                           $(8,551,024)        $(30,843,828)      $(25,273,241)

          Net loss per common
            share (basic and diluted)
            As reported                         $     (0.34)        $      (1.23)      $      (1.02)
            Pro forma                           $     (0.37)        $      (1.35)      $      (1.11)


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

          A summary of the status of stock options under Company's stock option plans as of December 31, 1999, 1998, and 1997, and changes during the years ended on those dates is presented below:


                                               1999                            1998                            1997
                                   -----------------------------    ----------------------------    ----------------------------
                                                     WEIGHTED                         WEIGHTED                        WEIGHTED
                                                      AVERAGE                          AVERAGE                         AVERAGE
                                                     EXERCISE                         EXERCISE                        EXERCISE
                                     OPTIONS          PRICE           OPTIONS          PRICE         OPTIONS           PRICE
                                   ------------                     ------------      ----------    -----------      -----------
          Outstanding at
           beginning of year          1,459,445        $ 5.31         2,194,103        $ 7.81        2,002,138         $ 5.60
          Granted                       544,500          1.14           869,791          3.88          427,900          13.50
          Forfeited                    (519,943)         4.20        (1,527,862)         8.22         (150,425)         13.90
          Exercised                           -             -           (76,587)         2.56          (85,510)          4.25
                                    -----------                      -----------                     ----------

          Outstanding at
            end of year               1,484,002        $ 4.16         1,459,445        $ 5.31        2,194,103         $ 7.81
                                    ===========                      ===========                     =========

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS




          Options exercisable
            at end of year              809,736                          912,546                     1,369,557
                                    ===========                      ===========                     =========

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








          The following table summarizes information about the Company's stock options outstanding at December 31, 1999:


                                                  OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                   ---------------------------------------------------    -------------------------------
                                                                                             NUMBER
                                       NUMBER             WEIGHTED         WEIGHTED        EXERCISABLE         WEIGHTED
                                   OUTSTANDING AT          AVERAGE          AVERAGE             AT              AVERAGE
           RANGE OF EXERCISE        DECEMBER 31,          REMAINING         EXERCISE       DECEMBER 31,       EXERCISE
                 PRICES                 1999          CONTRACTUAL LIFE       PRICE             1999             PRICE
          ------------------       ---------------    ----------------    ----------      -------------      -----------
          $  0.72 - $ 1.50            590,802             9 Years          $1.23            143,497           $1.44
          $  2.00 - $ 3.88            399,000             4 Years          $2.72            292,334           $2.79
          $  5.63 - $17.44            494,200             6 Years          $8.83            373,905           $9.31
                                   ---------------                                         -------------

          $  0.72 - $17.44          1,484,002             7 Years          $4.16            809,736           $5.56
                                   ===============                                         =============

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

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



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

9. RESTRUCTURING AND SUBSIDIARY LIQUIDATION ACTIVITES: In 1995 and 1996, the Company completed a series of clinical trials of its first generation targeting agent for the detection of colorectal cancer, RIGScan(R) CR49. Also during 1996, the Company submitted applications to European and U.S. regulatory agencies requesting approvals to begin marketing RIGScan CR49 for the detection of metastatic colorectal cancer. Late in the fourth quarter of 1997, the Company received requests for further information from United States and European regulatory agencies following review of its applications. The Company negotiated with these regulatory agencies throughout the first half of 1998 regarding the best way to respond to the requests for additional information.

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

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



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

     - During the fourth quarter of 1998, due also to the lack of identification of a RIGS development partner and inability to raise additional capital, the Company decided to suspend construction and validation activities at Neoprobe Israel and to attempt to sell the facility or shut it down in the event no buyer could be found. The Company recorded separation costs related to notifying and severing Neoprobe Israel's seventeen employees of $79,000 that were reflected in losses related to subsidiaries in liquidation for the year ended December 31, 1998. The Company also applied the methodology of SFAS No. 121 in estimating the net realizable value of the assets of Neoprobe Israel and recorded an impairment charge of $4.1 million for the year ended December 31, 1998 that is reflected in losses related to subsidiaries in liquidation. In addition, the Company accrued its contractual commitment to guarantee a limited portion of the debt of Neoprobe Israel and reflected the associated charge in losses related to subsidiaries in liquidation for the year ended December 31, 1998. (See Note 10(b).).

     - In September 1999, based on entering into an exclusive worldwide distribution agreement with EES, the Company notified two executives that they would be severed. The Company recorded separation costs related to these severed employees of $150,000 reflected in marketing and selling expenses and $106,000 reflected in general and administrative expenses for the year ended December 31, 1999.

     - In October 1999, an additional 6 employees representing the majority of the Company's internal marketing staff were notified and severed. The Company recorded separation costs related to these severed employees of $145,000 reflected in marketing and selling expenses for the year ended December 31, 1999. In connection with severing these individuals, the Company recorded a $98,000 impairment of assets in accordance with SFAS No. 121 and $60,000 in losses on disposal of assets, included in general and administrative expenses for the year ended December 31, 1999.

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


                                                      EMPLOYEE             ASSET
                                                     SEPARATION         IMPAIRMENTS/         CONTRACTUAL
                                                       COSTS             DISPOSALS           COMMITMENTS         TOTAL
                                                     ----------         ------------         ------------        ------
              1998:
                Research and development             $1,124,155         $        -           $        -        $1,124,155

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS




                Marketing and selling                         -                  -                    -                 -
                General and administrative               69,234            222,356                    -           291,590
                Losses related to subsidiaries
                   in liquidation                       314,152          5,868,909              993,000         7,176,061
                Non-cash write-downs                          -         (6,091,265)                   -        (6,091,265)
                Paid in 1998                         (1,265,190)                 -                    -        (1,265,190)
                                                    ------------       ------------          -----------      ------------
              Balance accrued at
                 December 31, 1998                  $   242,351        $         -           $  993,000       $ 1,235,351
                                                    ------------       ------------          -----------      ------------

              1999:
                Research and development                      -                  -                    -                 -
                Marketing and selling                   295,678                  -                    -           295,678
                General and administrative              105,625            158,268                    -           263,893
                Effects of deconsolidation                    -                  -             (993,000)         (993,000)
                Non-cash write-downs                          -           (158,268)                   -          (158,268)
                Paid in 1999                           (433,501)                 -                    -          (433,501)
                                                    ------------       ------------          -----------      ------------

              Balance accrued at
                December 31, 1999                   $   210,153        $         -           $        -       $   210,153
                                                    ============       ============          ===========      ============

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


           ($ AMOUNTS IN THOUSANDS)
                         1999                             RIGS            ILM            ACT         UNALLOCATED         TOTAL
           ----------------------------------------------------------------------------------------------------------------------
           Net sales
               United States customers                  $   -          $ 8,124         $   -         $      -        $  8,124
               International customers                      -            1,122             -                -           1,122
           License revenue                                  -              200             -                -             200
           Research and development expenses                -           (1,313)            -                -          (1,313)
           Marketing and selling expenses                   -           (4,471)            -                -          (4,471)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS




           General and administrative expenses              -                -             -           (3,735)         (3,735)
           Losses related to subsidiaries in
              liquidation                                (475)               -             -                -            (475)
           Other income                                   699                -             -              184             883
           Total assets, net of depreciation and
              amortization (United States)                240            2,717             -            7,366          10,323
           Capital expenditures                             -                2             -               73              75

                         1998
           --------------------------------------

           Net sales
               United States customers                $     -          $ 5,333       $     -          $     -        $  5,333
               International customers                      -              430             -               70             500
           Research and development expenses           (8,470)          (3,380)       (1,467)          (1,048)        (14,365)
           Marketing and selling expenses                   -           (5,268)            -                -          (5,268)
           General and administrative expenses              -                -             -           (6,089)         (6,089)
           Losses related to subsidiaries in
              liquidation                              (7,176)               -             -                -          (7,176)
           Other income                                     -                -             -              436             436
           Total assets, net of depreciation and
              amortization:
                 United States                            187            4,839             -            6,261          11,287
                 Neoprobe Europe                          152                -             -                -             152
                 Neoprobe Israel                          555                -             -                -             555
           Capital expenditures                         2,851              578             -                -           3,429




           ($ AMOUNTS IN THOUSANDS)
                         1997                         RIGS            ILM            ACT         UNALLOCATED         TOTAL
           --------------------------------------------------------------------------------------------------------------------

           Net sales
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

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



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

          Neoprobe Israel. Neoprobe Israel was founded by the Company and Rotem Industries Ltd. ("Rotem") in 1994 to construct and operate a radiolabeling facility near Dimona, Israel. Rotem currently has a 5% equity interest in Neoprobe Israel. Based on the Company's inability to attract a development partner for its RIGS products, the Company decided during the fourth quarter of 1998 to suspend construction and validation activities at Neoprobe Israel. Following suspension of RIGS development activities at Neoprobe Israel and unsuccessful attempts to sell the facility, the Company initiated actions during the fourth quarter of 1998 to liquidate Neoprobe Israel. As of December 31, 1998, the Company adopted the liquidation basis of accounting with respect to Neoprobe Israel. The Company applied the valuation methodology of SFAS No. 121 in recording an impairment of the value of the facility (including installed isolation, water-for-injection and air handling and vialing equipment) down to its estimated fair value less costs to sell. However, approximately $4.9 million of the construction of the facility was financed by an Israeli bank (the "Bank"). In applying the liquidation basis of accounting, the Company believes it appropriate to present assets net of the related bank debt because of the following: Neoprobe Israel did not have access to adequate resources to repay such debt and payables as of December 31, 1998. If formal collection actions were initiated by any or all of the creditors, the Company believes that the creditors would have had no recourse against the Company, except for the Bank whose recourse would be limited to the Company's limited financial guarantee and its mortgage on Neoprobe's facility itself. Accordingly, the value of the facility was offset by the balance of the debt. Management believed at December 31, 1998 that the Company would not be required to make a capital contribution to pay off the bank debt. As a result, the consolidated balance sheet at December 31, 1998 included approximately $555,000 in current assets of Neoprobe Israel at their net realizable value, and $876,000 in liabilities at the amounts expected to settle the obligations due. Current assets were comprised primarily of cash and cash equivalents and current liabilities included primarily amounts due trade creditors related to the construction of the facility.

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

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



     During October 1999, a representative of the Bank was appointed as receiver for Neoprobe Israel. As a result of the receivership, management believes that the Company no longer controls Neoprobe Israel. As a result, Neoprobe Israel was deconsolidated as of December 31, 1999. The Company's consolidated balance sheet at December 31, 1999, therefore, does not reflect the financial position of Neoprobe Israel. At December 31, 1999, Neoprobe Israel had outstanding debt to a bank of $4.9 million. The funds were drawn from the Bank pursuant to an investment program approved by the State of Israel's Finance Committee to construct and operate the radiolabeling facility. Amounts received under the loan agreement are secured by property obtained through the use of proceeds. The loans with the bank are guaranteed by the State of Israel's Investment Centre. The Company has also guaranteed a limited portion of the loan based on a percentage of the loan drawn. The Company's guarantee is fully secured by $993,000 in cash deposited in an account with the Bank for which the bank has the right of set-off. However, as the Company continues to believe it may be required to relinquish these funds currently deposited as security for the loan for which the Bank has the right of setoff, the Company has removed both the cash and the offsetting liability from its balance sheet at December 31, 1999 (See Note 16.).
     In addition, it is possible, in the event the liquidation of Neoprobe Israel resulting from the receivership does not fully satisfy the outstanding obligations of Neoprobe Israel, that the creditors of Neoprobe Israel would seek to pursue claims directly against the Company. However, Management believes the Company has no contractual responsibility for the liabilities of Neoprobe Israel and that the prospect that creditors would prevail if claims were brought directly against the Company is remote (See Note 16.).

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

          In May 1999, the Company entered into a supply agreement with The MedTech Group, Inc. ("MedTech") for the supply of BlueTip(TM) probes and related accessories. The original term of the agreement expires on December 31, 2003, but may be automatically extended for an additional three years. The agreement calls for the Company to deliver annual product forecasts to MedTech and for the Company to purchase at least 75% of forecasted product demand on a quarterly basis. Total purchases under the supply agreement were $140,000 for the year ended December 31, 1999. The Company expects to purchase a minimum of $60,000 in BlueTip probes and accessories from MedTech through the first quarter of 2000. The agreement may be terminated by the Company upon twelve months notice or in the event of failure to supply or by either party due to material breach or insolvency.

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

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



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

     b. RESEARCH AND DEVELOPMENT: Under a research and development agreement between the Company, The Ohio State University, and the Department of Development of the State of Ohio, the Company believes it is obligated to pay the State of Ohio royalties calculated as a percentage of net sales of certain products utilizing the results of the sponsored research (i.e., the Neoprobe(R) 1000 and Neoprobe(R) 1500 systems and

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



          RIGScan CR49), a sharing of proceeds received from the sale of technology, and a portion of the royalties collected from any license the Company may grant. The Company has an option to terminate its royalty obligation following completion of the research period by making a termination payment to the State of Ohio.

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

          In May 1996, the Company executed two license agreements with The Dow Chemical Company ("Dow"), whereby the Company was granted an exclusive license to technology (including the right to sublicense) covered by patents held by Dow. In exchange, the Company issued Dow 124,805 shares of common stock valued at $2 million. The Company agreed to make payments to Dow following achievement of certain development and commercial milestones by the Company. In addition, if the Company sublicenses the technology, the Company must pay Dow a certain percentage of all payments received by the Company. A portion of the technology was used in the Company's RIGS research and development initiatives. Accordingly, the $500,000 allocated to this portion of the technology was recorded as research and development expense in 1996. During 1997, the Company determined that due to specific clinical development achievements of competing technology, $500,000 of the cost of this technology should be expensed as research and development costs. At December 31, 1997, approximately $1 million was included in intangible assets related to this technology representing assets with alternative future uses. During the fourth quarter of 1998, the Company determined, based on analysis of product failures for similar technologies and unsuccessful attempts to market the technology to other parties, that the remaining value of the technology was impaired. Accordingly, the Company recorded an impairment charge of $1 million which was included in research and development for the year ended December 31, 1998.

     c. EMPLOYMENT: The Company has an employment agreement through June 30, 2000 with one executive officer which provides for restricted stock purchase agreements. The agreement provides that the officer is entitled to receive up to an aggregate of 110,000 shares of the Company's common stock at par value subject to vesting provisions. Vesting of the shares does not commence unless there is a change in control of the Company, or under certain conditions of termination as defined in the agreement. Of the unvested portion of the restricted shares, 30,000 shares, 45,000 shares, and 35,000 shares will be forfeited no later than June 4, 2006, May 20, 2008 and April 23, 2009, respectively. The Company has not recognized any expense under the agreement due to the contingent nature of the vesting provision and the risk of forfeiture.

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

14.  EMPLOYEE BENEFIT PLAN:

     The Company maintains an employee benefit plan under Section 40l(k) of the Internal Revenue Code. The plan allows employees to make contributions and the Company may, but is not obligated to, match a portion of the employee's contribution with the Company's common stock, up to a defined maximum. The Company accrued expenses of approximately $23,900, $41,600, and $57,300 during 1999, 1998, and 1997, respectively related to common stock to be subsequently contributed to the plan.

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

16.  CONTINGENCIES:

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



     Following the Company's fourth quarter 1998 decision to liquidate Neoprobe Israel, management of the Company attempted to sell Neoprobe Israel's radiolabeling facility in order to satisfy Neoprobe Israel's outstanding obligations to a bank and to various unsecured trade vendors (collectively, the "Creditors"). The obligation to the bank was secured by the facility and a limited financial guarantee of $993,000 made by the Company. The Company's limited financial guarantee is fully secured through restricted cash and investments on deposit with the bank. As a result of the decision to liquidate Neoprobe Israel, the Company accrued a loss in its 1998 Statement of Operations to reflect the likelihood that it would ultimately be required to turn over the secured cash and investments to the bank in the event of a settlement with the bank or the statutory liquidation of Neoprobe Israel.

     Following unsuccessful attempts made by the Company during the first three quarters of 1999 to sell the facility, the bank petitioned the courts in the State of Israel and was subsequently appointed Receiver for Neoprobe Israel during the fourth quarter of 1999. As a result of the loss of the Company's control of Neoprobe Israel that occurred as a result of the initiation of receivership, the Company deconsolidated Neoprobe Israel as of December 31, 1999. Management believes the approximately $900,000 owed to the unsecured trade vendors of Neoprobe Israel at December 31, 1999 represents direct obligations of Neoprobe Israel without recourse to the Company. Therefore, management believes the Company has no obligation to pay the unsecured trade vendors of Neoprobe Israel. Management believes that the Company's limited financial guarantee to the bank represents the Company's only obligation related to Neoprobe Israel. However, as a consequence of Neoprobe Israel entering receivership, the Company removed both the $993,000 in restricted cash and investments and the corresponding accrued obligation to the bank from its balance sheet at December 31, 1999.

     At December 31, 1999, the Company's balance sheet does not reflect any obligations of Neoprobe Israel. The Company expects the Receiver to attempt to sell the facility and/or its equipment and to use any proceeds to repay the Creditors of Neoprobe Israel to the extent possible. However, it is possible, in the event the liquidation of Neoprobe Israel resulting from the receivership does not fully satisfy the outstanding obligations of Neoprobe Israel, that the Creditors would seek to pursue claims directly against the Company under a judicial doctrine generally referred to as "piercing the corporate veil." In the event the Creditors were successful in making a claim under this judicial doctrine, the Company may be required to pay the Creditors some or all of the amounts owed by Neoprobe Israel. Payment of such an amount would severely deplete the Company's cash, and the Company might not be able to continue operations without seeking creditor relief. However, Management believes that the prospect that Creditors would prevail if such claims were brought against the Company is remote. As such, no provision for such a contingent loss has been recorded in the Company's financial statements at December 31, 1999.

     The Company is also subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position of the Company.

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

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



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