Form 10-Q
period 2000-06-30
NEOPROBE CORP
filed 2000-08-11
CIK 810509

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

   (Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2000

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

                     Yes    |X|                 No___
                            ---


          26,071,777 SHARES OF COMMON STOCK, PAR VALUE $.001 PER SHARE (Number of shares of issuer's common equity outstanding as of the close of business on July 26, 2000)

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEOPROBE CORPORATION
BALANCE SHEETS


ASSETS                                                               JUNE 30,            DECEMBER 31,
                                                                       2000                  1999
                                                                -------------------    ------------------
Current assets:
    Cash and cash equivalents                                          $ 2,706,596           $ 4,882,537
    Accounts receivable, net                                             2,123,382               453,406
    Inventory                                                              331,899             1,134,427
    Prepaid expenses and other                                             470,438               674,165
                                                                -------------------    ------------------

           Total current assets                                          5,632,315             7,144,535
                                                                -------------------    ------------------

Investment in affiliates                                                         -             1,500,000

Property and equipment                                                   2,317,669             2,167,245
    Less accumulated depreciation and amortization                       1,413,648             1,264,299
                                                                -------------------    ------------------

                                                                           904,021               902,946
                                                                -------------------    ------------------

 Intangible assets, net                                                    771,215               775,088
                                                                -------------------    ------------------
         Total assets                                                  $ 7,307,551           $10,322,569
                                                                ===================    ==================


CONTINUED

NEOPROBE CORPORATION
BALANCE SHEETS, CONTINUED


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                JUNE 30,            DECEMBER 31,
                                                                                2000                  1999
                                                                          ------------------    ------------------
Current liabilities:
   Line of credit                                                                $  100,000            $  480,000
   Notes payable to finance company                                                  22,443               154,626
   Capital lease obligations, current                                                73,872                87,007
   Accrued liabilities                                                              884,775             1,365,649
   Accounts payable                                                               1,011,243               759,961
   Deferred license revenue, current                                                800,000               800,000
   Obligation to preferred stockholder, current                                           -             2,500,000
                                                                          ------------------    ------------------
          Total current liabilities                                               2,892,333             6,147,243
                                                                          ------------------    ------------------

 Capital lease obligations                                                           80,501                68,809
 Deferred license revenue                                                         2,600,000             3,000,000
 Obligation to preferred stockholder                                                      -             1,245,536
                                                                          ------------------    ------------------
          Total liabilities                                                       5,572,834            10,461,588
                                                                          ------------------    ------------------

Commitments and contingencies

Stockholders' equity (deficit):
   Preferred stock; $.001 par value; 5,000,000 shares authorized at June 30,
     2000 and December 31,1999; none issued and outstanding (500,000 shares designated as Series A, $.001 par value, at June 30, 2000 and
     and December 31, 1999; none outstanding)                                             -                     -
  Common stock; $.001 par value; 50,000,000 shares
     authorized; 26,240,777 shares issued and
     outstanding at June 30, 2000; 23,046,644
     shares issued and outstanding at December 31, 1999                              26,241                23,047
   Additional paid-in capital                                                   120,665,295           119,407,204
   Accumulated deficit                                                        (118,956,819)         (119,569,270)
                                                                          ------------------    ------------------
          Total stockholders' equity (deficit)                                    1,734,717             (139,019)
                                                                          ------------------    ------------------
              Total liabilities and stockholders' equity (deficit)              $ 7,307,551          $ 10,322,569
                                                                          ==================    ==================





                              See accompanying notes to the financial statements

NEOPROBE CORPORATION
STATEMENTS OF OPERATIONS


                                                              THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                   JUNE 30,                                 JUNE 30,
                                                     -------------------------------------    -------------------------------------
                                                           2000                1999                2000                 1999
                                                     -----------------    ----------------    ---------------     -----------------
Revenues:
  Net sales                                               $ 2,511,659         $ 1,914,650        $ 4,117,470            $3,825,621
  License revenue                                             200,000                   -            450,000                     -
                                                     -----------------    ----------------    ---------------     -----------------
    Total revenues                                          2,711,659           1,914,650          4,567,470             3,825,621
                                                     -----------------    ----------------    ---------------     -----------------

Cost of goods sold                                          1,444,411             657,270          2,282,025             1,276,923
                                                     -----------------    ----------------    ---------------     -----------------

Gross profit                                                1,267,248           1,257,380          2,285,445             2,548,698
                                                     -----------------    ----------------    ---------------     -----------------

Operating expenses:
  Research and development                                     81,309             351,961            375,354               814,296
  Marketing and selling                                        52,094           1,134,620            162,976             2,257,422
  General and administrative                                  568,550             810,999          1,236,892             1,816,225
  Losses related to subsidiaries in liquidation                     -             388,406                  -               475,231
                                                     -----------------    ----------------    ---------------     -----------------
    Total operating expenses                                  701,953           2,685,986          1,775,222             5,363,174
                                                     -----------------    ----------------    ---------------     -----------------

Income (loss) from operations                                 565,295         (1,428,606)            510,223           (2,814,476)
                                                     -----------------    ----------------    ---------------     -----------------

Other income (expenses):
  Interest income                                              43,065              21,331             88,426                47,990
  Interest expense                                            (5,911)            (26,419)           (15,967)              (42,945)
  Other                                                        36,864                 251             29,769                71,241
                                                     -----------------    ----------------    ---------------     -----------------
    Total other income (expenses)                              74,018             (4,837)            102,228                76,286
                                                     -----------------    ----------------    ---------------     -----------------

Net income (loss)                                             639,313         (1,433,443)            612,451           (2,738,190)
                                                     -----------------    ----------------    ---------------     -----------------

Conversion discount on preferred stock                              -                   -                  -             1,795,775
Preferred stock dividend requirements                               -              37,500                  -                56,250
Loss on retirement of preferred stock                               -                   -            764,668                     -
                                                     -----------------    ----------------    ---------------     -----------------


Income (loss) attributable to
  common stockholders                                      $  639,313       $ (1,470,943)        $ (152,217)         $ (4,590,215)
                                                     =================    ================    ===============     =================

Income (loss) per common share
  (basic and  diluted)                                     $     0.02          $   (0.06)         $   (0.01)         $      (0.20)
                                                     =================    ================    ===============     =================

Weighted average shares outstanding:

  Basic                                                    25,850,777          22,972,910         25,513,614            22,960,700
  Diluted                                                  26,734,898          22,972,910         25,513,614            22,960,700




                              See accompanying notes to the financial statements

NEOPROBE CORPORATION
STATEMENTS OF CASH FLOWS

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                -----------------------------------------
                                                                       2000                  1999
                                                                -------------------    ------------------

Net cash used in operating activities                                   $(623,461)         $ (3,089,235)

Cash flows from investing activities:
   Proceeds from sales of available-for-sale securities                          -               443,729
   Maturities of available-for-sale securities                                   -                 4,467
   Proceeds from sale of investment in affiliate                         1,500,000                     -
   Purchases of property and equipment                                    (32,386)              (58,259)
   Proceeds from sales of property and equipment                            41,120                23,440
   Patent costs                                                           (12,253)              (17,767)
                                                                -------------------    ------------------
      Net cash provided by investing activities                          1,496,481               395,610
                                                                -------------------    ------------------

Cash flows from financing activities:
   Proceeds from issuance of preferred stock
        and warrants, net                                                        -             2,820,739
   Settlement of obligation to preferred stockholder                   (2,500,000)                     -
   Proceeds from issuance of common stock, net                              15,750                   145
   Payments under line of credit                                         (380,000)                     -
   Payments under notes payable                                          (132,183)             (160,295)
   Payments under capital leases                                          (52,528)              (49,403)
                                                                -------------------    ------------------
      Net cash (used in) provided by financing activities              (3,048,961)             2,611,186
                                                                -------------------    ------------------

Effect of exchange rate changes on cash                                          -               (5,430)
                                                                -------------------    ------------------
      Net decrease in cash and cash equivalents                        (2,175,941)              (87,869)

Cash and cash equivalents, beginning of period                           4,882,537             1,061,936
                                                                -------------------    ------------------

Cash and cash equivalents, end of period                               $ 2,706,596             $ 974,067
                                                                ===================    ==================


               See accompanying notes to the financial statements

1.       BASIS OF PRESENTATION:

         The information presented for June 30, 2000 and 1999, and for the periods then ended is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) which the management of Neoprobe Corporation (the "Company") believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results for the interim period are not necessarily indicative of results to be expected for the year. The financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, which were included as part of the Company's Annual Report on Form 10-K. Certain 1999 amounts have been reclassified to conform with the 2000 presentation.

2.       COMPREHENSIVE INCOME (LOSS):

         Due to the Company's net operating loss carryforward position, there are no income tax effects on comprehensive income components for any of the periods presented.

         Other comprehensive income (loss) consists of the following:


                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                 JUNE 30,                          JUNE 30,
                                                             2000          1999               2000           1999
                                                             ----          ----               ----           ----
         Net income (loss)                                $ 639,313    $ (1,433,443)        $ 612,451    $ (2,738,190)

         Other comprehensive income (loss):
         Foreign currency translation adjustment                  -            (440)                -          (1,204)
         Unrealized gains on securities                           -                -                -            (219)

                                                       ------------- ----------------    ------------- ----------------
         Comprehensive income (loss)                      $ 639,313    $ (1,433,883)        $ 612,451    $ (2,739,613)
                                                       ============= ================    ============= ================

3.       EARNINGS PER SHARE:

         Basic earnings per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is calculated using the weighted average number of common shares outstanding during the periods, adjusted for the effects of convertible securities, options and warrants, if dilutive.

                                                          THREE MONTHS ENDED
                                                            JUNE 30, 2000
                                                    -------------------------------
                                                       BASIC            DILUTED
                                                      EARNINGS       EARNINGS PER
                                                     PER SHARE           SHARE
                                                    -------------    --------------
         Outstanding shares                           26,240,777        26,240,777
         Effect of weighting changes
            in outstanding shares                      (170,000)         (170,000)
         Contingently issuable shares                  (220,000)         (220,000)
         Stock options                                         -           331,211
         Warrants                                              -           552,910
                                                    -------------    --------------

         Adjusted shares                              25,850,777        26,734,898
                                                    =============    ==============

         Due to net loses incurred during the three-month period ended June 30, 1999 and the six-month periods ended June 30, 2000 and June 30, 1999, common equivalent shares are considered anti-dilutive for these periods and are therefore not presented.

         The following table summarizes options to purchase common stock of the Company which were outstanding during the second quarter of 2000, but which were not included in the computation of diluted income (loss) per share because their effect was anti-dilutive.


                                                            EXERCISE               OPTIONS
                                                             PRICE               OUTSTANDING
                                                      ---------------------    ---------------

                                                      $  1.03 - $  2.50               597,669
                                                      $  3.00 - $  6.00               463,367
                                                      $13.38 - $17.44                 144,700
                                                                               ---------------
                                                                                    1,205,736
                                                                               ===============

4.       INVENTORY:

         The components of inventory are as follows:


                                                                               JUNE 30,           DECEMBER 31,
                                                                                 2000                 1999
                                                                           ------------------    ----------------
                        Materials and component parts                              $ 136,859           $ 104,441
                        Finished goods                                               195,040           1,029,986
                                                                           ------------------    ----------------
                                                                                   $ 331,899          $1,134,427
                                                                           ==================    ================

5.       EQUITY:

         A. REDEEMABLE PREFERRED STOCK: During the first quarter of 1999, the Company completed the private placement of 30,000 shares of 5% Series B convertible preferred stock (the "Series B") for gross proceeds of $3 million ($2.8 million, net of certain placement costs), 2.9 million Class L warrants to purchase common stock of the Company at an initial exercise price of $1.03 per share, and issued Unit Purchase Options ("UPOs") entitling the placement agent to purchase approximately 150,000 shares of common stock in the Company.

             On November 12, 1999, the Company entered into a binding letter agreement to retire the 30,000 outstanding shares of Series B preferred stock, and to cancel the related 2.9 million Class L warrants, the UPOs and the financial advisory agreement with the Series B placement agent. The letter agreement committed the Series B holders to surrender the Series B shares and Class L warrants and for the placement agent to surrender the UPOs and cancel the financial advisory agreement as well as to grant the Company general releases from potential litigation associated with the transaction. In exchange for the retirement of the Series B preferred shares and surrendering the Class L warrants and UPOs, the Company agreed to pay the Series B holders a total of $2.5 million and issue the Series B holders 3 million shares of common stock and warrants to purchase 3 million shares of common stock with an exercise price of $0.74 per share. However, at December 31, 1999, final definitive agreements had not been signed. Therefore, at December 31, 1999, the Company reclassified its obligations to the Series B holders to reflect the $2.5 million payable in cash as a current liability and the remaining book value of the Series B, including dividends payable, as a long-term liability.

             During January 2000, the Company executed a definitive settlement agreement with terms consistent with the letter agreement, paid the Series B holders the $2.5 million, and issued the related stock and warrants. The transaction has been reported in the Company's first quarter 2000 financial statements and was measured based on the market price of the Company's common stock as of the execution of the definitive agreement on January 20, 2000 (i.e., $0.59 per share). As a result, the Company reflected a loss on the retirement of the preferred shares of $765,000 (approximately $0.03 per share) below net income and in its calculation of loss per share during the first quarter of 2000.

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

         B. STOCK OPTIONS: During the first quarter of 2000, the Board of Directors granted options to employees and certain directors of the Company for 690,000 shares of common stock, exercisable at $0.50 per share, vesting over three years. As of June 30, 2000, the Company has 1.7 million options outstanding under two stock option plans. Of the outstanding options, 677,000 options are exercisable as of June 30, 2000, at an average exercise price of $5.07 per share.

         C. RESTRICTED STOCK: On March 22, 2000, the Board of Directors granted a total of 170,000 shares of restricted common stock to officers of the Company under the 1996 Stock Incentive Plan. All of the Company's 370,000 outstanding restricted shares vest on a change of control of the Company as defined in the specific grant agreements. As a result, the Company has not recorded any deferred compensation due to the inability to assess the probability of the vesting event.

6.       SEGMENTS AND SUBSIDIARIES INFORMATION:

         A. SEGMENTS: The Company owns or has rights to intellectual property involving three primary areas of cancer diagnosis and treatment including: hand-held gamma detection instruments currently used primarily in the application of Intraoperative Lymphatic Mapping ("ILM"), diagnostic radiopharmaceutical technology to be used in the Company's proprietary RIGS process, and Activated Cellular Therapy ("ACT"). During 1998, the Company's business plan suspended ongoing research activities related to RIGS and ACT to allow the Company to focus primarily on the hand-held gamma detection instruments while efforts are carried out to find partners or licensing parties to fund future RIGS and ACT research and development. The Company generated $50,000 in revenue during the first quarter of 2000 under an option agreement to license its RIGS technology, but incurred no RIGS-related expenses during that period. The Company did not generate any revenue related to RIGS during the first half of 1999, but did incur $475,000 in overhead and interest expenses during that period related to the RIGS segment. The Company had no revenue or expenses in either the first half of 2000 or 1999 related to its ACT initiative. All other revenue and costs included in the Company's financial statements for the six months ended June 30, 2000 and June 30, 1999 relate primarily to the Company's ILM initiative.

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

7.       AGREEMENTS:

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

         B. NURIGS OPTION AGREEMENT: During the first quarter of 2000, the Company entered into an option agreement for the development of its initial RIGS compound, RIGScan CR. The option agreement is with a newly-formed development entity, NuRigs, Ltd. ("NuRigs"). Based in Tel Aviv, Israel, NuRigs has been organized for the express purpose of developing a second-generation humanized RIGScan CR antibody fragment. The Company recognized $50,000 in milestone revenue during the first quarter of 2000 based upon written notification from NuRigs of its intention to proceed with preliminary clinical evaluation of the second-generation RIGScan CR product. The option agreement calls for Neoprobe to receive, with the execution of a definitive agreement, a license fee of $900,000 and a product royalty of approximately 5 percent on NuRigs' commercial sales of the product. The Company and NuRigs expect to begin negotiating a definitive license agreement that may be completed in the fourth quarter of 2000, at the earliest. However, there can be no assurance that a definitive license agreement will be completed, on terms consistent with the option agreement, or at all. Under the terms of the option, NuRigs will assume all clinical and other development costs for RIGScan CR. NuRigs expects to begin clinical evaluation of the second-generation RIGScan CR agent by the end of 2000, at the earliest.


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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Through June 30, 2000, the Company's activities have resulted in an accumulated deficit of $119 million. Substantially all of the Company's efforts and resources through early 1999 were devoted to research and clinical development of innovative systems for the intraoperative diagnosis and treatment of cancers. To date, the Company's activities have been financed primarily through the public and private sale of equity securities. Prior to 1999, the Company's research and development efforts were principally related to the Company's proprietary RIGS system. Efforts since early 1997 have also included activities related to development of the Company's ACT process and ILM products. Beginning in the first half of 1998, due primarily to feedback received from regulatory authorities in the U.S. and Europe related to the Company's applications for marketing approval for its RIGScan CR49 product, the Company began a series of changes to its business plan. Since that time, the Company has continued to modify its business plan to one that is primarily focused on the continued development of the Company's ILM business. During 1999, the Company continued the operating expense reduction efforts started in 1998 and has nearly eliminated non-ILM-related research and development activities.

To further support the Company's goal of achieving operating profitability, the Company entered into a multi-year distribution agreement with Ethicon Endo-Surgery, Inc. ("EES"), a subsidiary of Johnson & Johnson, effective October 1, 1999. As a result of entering the agreement, the Company achieved its first quarter of operating profitability during the fourth quarter of 1999. The Company expects to continue to achieve operating profitability on an annual basis for 2000; however, the Company anticipates there may be quarterly variations in profitability, such as occurred in the first quarter of 2000, due to the timing of purchases by EES. There can be no assurances that the Company will achieve the volume of sales anticipated in connection with the agreement, or if achieved, that the margin on such sales will be adequate to achieve operating profitability in the near term, or at all.

During the first quarter of 2000, the Company entered into an option agreement for the development of its initial RIGS compound, RIGScan CR. The option agreement is with a newly-formed development entity, NuRigs, Ltd. ("NuRigs"). Based in Tel Aviv, Israel, NuRigs has been organized for the express purpose of developing a second-generation humanized RIGScan CR antibody fragment. The Company recognized $50,000 in milestone revenue during the first quarter of 2000 based upon written notification from NuRigs of its intention to proceed with preliminary clinical evaluation of the second-generation RIGScan CR product. The option agreement calls for Neoprobe to receive, with the execution of a definitive agreement, a license fee of $900,000 and a product royalty of approximately 5 percent on NuRigs' commercial sales of the product. The Company and NuRigs expect to begin negotiating a definitive license agreement that may be completed in the fourth quarter of 2000, at the earliest. However, there can be no assurance that a definitive license agreement will be completed, on terms consistent with the option agreement, or at all. Under the terms of the option, NuRigs will assume all clinical and other development costs for RIGScan CR. NuRigs expects to begin clinical evaluation of the second-generation RIGScan CR agent by the end of 2000, at the earliest.

Accounts receivable increased significantly at June 30, 2000 from December 31, 1999 due primarily to the timing of sales to EES during the second quarter of 2000 versus the fourth quarter of 1999. Inventory levels declined at June 30, 2000 as compared to December 31, 1999. This is primarily due to the purchase by EES of $630,000 of demonstrator units the Company had repurchased from KOL BioMedical Instruments, Inc. in accordance with the termination of the marketing agreement. The Company expects receivable levels to fluctuate in 2000 depending on the timing of purchases by EES; however, inventory is expected to remain relatively constant or decrease slightly over time as the strategic relationship progresses and the Company manages its production to meet EES's forecasted needs.

At June 30, 2000, the Company's balance sheet does not reflect any obligations of Neoprobe Israel. However, it is possible, in the event the liquidation of Neoprobe Israel resulting from the receivership does not fully satisfy the outstanding obligations of Neoprobe Israel, that the Creditors could seek to pursue claims directly against the Company under a judicial doctrine generally referred to as "piercing the corporate veil." In the event the Creditors were successful in making a claim under this judicial doctrine, the Company may be required to pay the Creditors some or all of the amounts owed by Neoprobe Israel. Payment of such an amount would severely deplete the Company's cash, and the Company might not be able to continue operations without seeking Creditor relief. However, Management believes that the prospect that Creditors would prevail if such claims were brought against the Company is remote. As such, no provision for such a contingent loss has been recorded in the Company's financial statements at June 30, 2000.

Investing Activities. The Company's investing activities during the first half of 2000 involved primarily the sale of its equity interest in XTL
Biopharmaceuticals Ltd. ("XTL") for $1.5 million. The Company's investing activities during the first half of 1999 involved primarily the sale of certain available-for-sale securities to fund operations.

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

On November 12, 1999, the Company entered into a binding letter agreement to retire the 30,000 outstanding shares of Series B preferred stock, the related
2.9 million Class L warrants and the Unit Purchase Options ("UPOs") and to cancel the financial advisory agreement with the placement agent for the Series
B. The letter agreement committed the Series B holders to surrender the Series B shares and Class L warrants and for the placement agent to surrender the UPOs and cancel the financial advisory agreement as well as to grant the Company general releases from potential litigation associated with the transaction. In exchange for the retirement of the Series B preferred shares and surrendering the Class L warrants and UPOs, the Company agreed to pay the Series B holders a total of $2.5 million and issue the Series B holders 3 million shares of common stock and 3 million warrants to purchase common stock with an exercise price of $0.74 per share. However, at December 31, 1999, final definitive agreements had not been signed. Therefore, at December 31, 1999, the Company reclassified its obligations to the Series B holders to reflect the $2.5 million payable in cash as a current liability and the remaining book value of the Series B, including dividends payable, as a long-term liability. In January 2000, the Company executed a definitive settlement agreement with terms consistent with the letter of intent, paid the Series B holders the $2.5 million, and issued the related stock and warrants. The Company reported a loss on the retirement of the preferred shares of $ 765,000 (approximately $0.03 per share) below net income during the first quarter of 2000. This amount represents the value of the cash given up plus the market value of the stock and warrants issued as valued on January 20, 2000 less the previously recorded book value of the Series B preferred stock and warrants.

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

Under the Agreement, EES received a worldwide paid-up license (the "License") to the Company's ILM intellectual property to make and sell other products that may be developed using the Company's ILM intellectual property. The term of the License is the same as that of the Agreement. EES paid the Company a non-refundable license fee of $4 million. The Company is recognizing the license fee as revenue ratably over the five-year initial term of the Agreement. If the Agreement is terminated by the Company as a result of a material breach by EES, EES would be required to pay the Company a royalty on all products developed and sold by EES using the Company's ILM intellectual property. In addition, the Company is entitled to a royalty on any ILM product commercialized by EES that does not infringe any of the Company's existing intellectual property.

During 1998, the Company began revising its business plan to focus on its ILM technology and essentially suspended activities related to its RIGS and ACT initiatives pending identification of a developing partner. The Company has entered into an option agreement with NuRigs, Ltd. ("NuRigs"), a Tel Aviv, Israel entity, interested in commercializing a second-generation antibody for use in colorectal cancer surgery. At this time, the Company has not reached definitive agreement with the option party that would ensure the continued development of the RIGS process. In addition, should NuRigs ultimately decide to exercise its license option and reach an agreement satisfactory to the Company, the Company believes that the likely timeframe required for the continued development, regulatory and commercialization of a RIGS product would take a minimum of four to five years before the Company would receive any significant product-related royalties. However, there can be no assurance that the Company will be able to complete definitive license agreements with NuRigs for the RIGS technology, on terms acceptable to the Company, or at all. To date, a partner for ACT has not been identified or secured. Until definitive agreements with development partners are reached and the appropriate regulatory approvals are received, the Company is limited in its ability to generate revenue from RIGS or ACT. The Company therefore intends to continue to focus on further development of the ILM market in conjunction with its distribution partner, EES.

As of June 30, 2000, the Company had cash and cash equivalents of $2.7 million. The Company expects to generate positive cash flow from operations in the near term as a result of the Agreement with EES. However, there can be no assurances that the Company will achieve the volume of sales anticipated in connection with the Agreement, or if achieved that the margin on such sales will be adequate to produce positive operating cash flow. The Company expects to continue to experience cost savings during 2000 as a result of the transfer of marketing responsibilities for the Company's ILM products to EES. In January 2000, the Company sold its investment in XTL for $1.5 million. The Company believes its June 30, 2000 cash balances and sources of future cash flow are adequate for the Company to continue operating for the foreseeable future. However, if the Company does not receive adequate funds from operations, it may need to further modify its business plan and seek other financing alternatives. Such alternatives may include asset dispositions that could force the Company to further change its business plan.

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

At December 31, 1999, the Company had federal net operating tax loss carryforwards and tax credit carryforwards of approximately $93.3 million and $4.9 million, respectively, available to offset or reduce future income tax liability, if any, through 2019. However, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, use of prior tax loss and credit carryforwards may be limited after an ownership change. As a result of ownership changes as defined by Sections 382 and 383, which have occurred at various points in the Company's history, management believes utilization of the Company's tax loss carryforwards and tax credit carryforwards may be limited. The Company's international subsidiaries also have net operating tax loss carryforwards in their respective foreign jurisdictions. However, as the Company is in the process of liquidating its interests in both foreign subsidiaries as of June 30, 2000, the Company does not anticipate that the foreign loss carryforwards will ever be utilized.

Impact of Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 was originally required to be adopted in years beginning after June 15, 1999; however, SFAS No. 137 deferred the effective date to fiscal quarters of fiscal years beginning after June 15, 2000.

The Company expects to adopt SFAS No. 133 and a second related amendment, SFAS No. 138 effective January 1, 2001. The Statement will require companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedge asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

On December 31, 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB 101 was also amended by SAB 101A and SAB 101B. SAB 101, SAB 101A and SAB 101B summarize certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 adds new major Topic 13, "Revenue Recognition" and Topic 13:A, "Views on Selected Revenue Recognition Issues" to the Staff Accounting Bulletin Series. The Company adopted SAB 101 during the second quarter of 2000. The adoption of this SAB had no material impact on the Company's results of operations or financial position.

FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock
Compensation: an Interpretation of APB Opinion No. 25" ("FIN44"). This interpretation is effective July 1, 2000. However, certain of the conclusions included in the interpretation apply to events occurring after December 15, 1998 or January 12, 2000. The December 15, 1998 effective date applies prospectively after July 1, 2000 to the accounting for certain exercise price modifications made after December 15, 1998 and for the definition of an employee for purposes of determining eligibility to apply APB 25 to accounting for stock option grants to such persons where the grant occurred after December 15, 1998. The January 12, 2000 effective date applies prospectively after July 1, 2000 to certain fixed stock award modifications to add a reload feature after January 12, 2000. The Company does not believe application of FIN44 will have a material adverse effect on the results of operations or financial position of the Company.

RESULTS OF OPERATIONS

Revenue for the first half of 2000 increased $742,000 or 19% to $4.6 million from $3.8 million for the same period in 1999. Research and development expenses during the first half of 2000 were $375,000 or 21% of operating expenses. Marketing and selling expenses were $163,000 or 9% of operating expenses, and general and administrative expenses were $1.2 million or 70% of operating expenses. Overall, operating expenses for the first half of 2000 decreased $3.6 million or 67% over the same period in 1999. The Company anticipates that total operating expenses for the remainder of 2000 will also decrease over 1999 levels. The Company expects research and development and general and administrative expenses to decrease slightly for the second half of 2000 as compared to 1999 levels as a result of cost containment measures implemented during 1999 and research and development reimbursement provided by EES. Marketing expenses, as a percentage of sales, decreased to 4% of sales for the first half of 2000 from 59% of sales for the same period in 1999. The Company expects marketing and selling expenses for the remainder of 2000 to decrease from 1999 levels.

Three months ended June 30, 2000 and 1999

Revenues and Margins. Net product sales increased $597,000 or 31% to $2.5 million during the second quarter of 2000 from $1.9 million during the same period in 1999. Sales during both periods were comprised almost entirely of sales of the Company's hand-held gamma detection instruments. Gross margins decreased to 42% of net sales for the second quarter of 2000 from 66% of net sales for the same period in 1999. The decrease in gross margins is primarily the result of the change in the type of sales made by the Company related to entering the distribution agreement with EES at the end of September 1999. Under the terms of this agreement, the Company's instrument products are sold to EES at a wholesale transfer price. Prior to entering the EES agreement, the Company sold its instrument products directly to end customers at retail prices during second quarter of 1999. The cost to manufacture the Company's products did not change significantly from 1999 to 2000. The effect of the decrease in gross margins on profitability is offset by the decline in marketing expenses discussed below. Revenues in the second quarter of 2000 also included $200,000 from the pro-rata recognition of license fees related to the distribution agreement with EES.

Research and Development Expenses. Research and development expenses decreased $271,000 or 77% to $81,000 during the second quarter of 2000 from $352,000 during the same period in 1999. The decrease is primarily due to the reimbursement of certain research and development expenses associated with the Company's distribution agreement with EES.

Marketing and Selling Expenses. Marketing and selling expenses decreased $1.1 million or 95% to $52,000 during the second quarter of 2000 from $1.1 million during the same period in 1999. Marketing and selling expenses, as a percentage of sales, decreased to 2% of sales for the second quarter of 2000 from 59% of sales for the same period in 1999. These results reflect lower internal marketing headcount and out-of-pocket expense levels during the second quarter of 2000 as compared to the same period in 1999 as well as elimination of marketing partner commissions over the same periods, due to entering the distribution agreement with EES.

General and Administrative Expenses. General and administrative expenses decreased $242,000 or 30% to $569,000 during the second quarter of 2000 from $811,000 during the same period in 1999. The decrease was primarily a result of reductions in overhead costs such as professional services, space costs, taxes and insurance.

Losses Related to Subsidiaries in Liquidation. The Company incurred certain charges during the second quarter of 1999 related to interest and other overhead costs incurred during the wind-down process of subsidiaries in liquidation. No such charges were incurred in the second quarter of 2000.

Other Income. Other income increased $79,000 to $74,000 during the second quarter of 2000 from other expenses of $5,000 during the same period in 1999. Other income during the second quarter of 2000 consisted primarily of interest income and gains on the sale of certain property and equipment. Other expenses during the second quarter of 1999 consisted primarily of interest expense offset by interest income. The Company's interest income increased due to overall average levels of cash and investments during the second quarter of 2000 as compared to the same period in 1999.

Six months ended June 30, 2000 and 1999

Revenues and Margins. Net product sales increased $292,000 or 8% to $4.1 million during the first half of 2000 from $3.8 million during the same period in 1999. Sales during both periods were comprised almost entirely of sales of the Company's hand-held gamma detection instruments. Gross margins decreased to 45% of net sales for the first half of 2000 from 67% of net sales for the same period in 1999. The decrease in gross margins is primarily the result of the change in the type of sales made by the Company related to entering the distribution agreement with EES at the end of September 1999. Under the terms of this agreement, the Company's instrument products are sold to EES at a wholesale transfer price. Prior to entering the EES agreement, the Company sold its instrument products directly to end customers at retail prices during the first half of 1999. The cost to manufacture the Company's products did not change significantly from 1999 to 2000. The effect of the decrease in gross margins on profitability is offset by the decline in marketing expenses discussed below. Revenues in the first half of 2000 also included $400,000 from the pro-rata recognition of license fees related to the distribution agreement with EES and $50,000 from the recognition of milestone fees related to an option agreement to license certain of the Company's RIGS products.

Research and Development Expenses. Research and development expenses decreased $439,000 or 54% to $375,000 during the first half of 2000 from $814,000 during the same period in 1999. The decrease is primarily due to the reimbursement of certain research and development expenses associated with the Company's distribution agreement with EES. First half 2000 research and development expenses included approximately $40,000 in non-recurring severance costs and $150,000 in unreimbursed costs for development of products to be launched in fiscal year 2000.

Marketing and Selling Expenses. Marketing and selling expenses decreased $2.1 million or 93% to $163,000 during the first half of 2000 from $2.3 million during the same period in 1999. Marketing and selling expenses, as a percentage of sales, decreased to 4% of sales for the first half of 2000 from 59% of sales for the same period in 1999. These results reflect lower internal marketing headcount and out-of-pocket expense levels during the first half of 2000 as compared to the same period in 1999 as well as elimination of marketing partner commissions over the same periods, due to entering the distribution agreement with EES. The first half of 2000 also included approximately $40,000 in non-recurring severance charges related to the separation of marketing personnel.

General and Administrative Expenses. General and administrative expenses decreased $579,000 or 32% to $1.2 million during the first half of 2000 from $1.8 million during the same period in 1999. The decrease was primarily a result of reductions in overhead costs such as professional services, space costs, taxes and insurance.

Losses Related to Subsidiaries in Liquidation. The Company incurred certain charges during the first half of 1999 related to interest and other overhead costs incurred during the wind-down process of subsidiaries in liquidation. No such charges were incurred in the first half of 2000.

Other Income. Other income increased $26,000 or 34% to $102,000 during the first half of 2000 from $76,000 during the same period in 1999. Other income during the first half of 2000 consisted primarily of interest income and gains on the sale of certain property and equipment. Other income during the first half of 1999 consisted primarily of gains from settlement of certain liabilities at less than face value. The Company's interest income increased due to overall average levels of cash and investments during the first half of 2000 as compared to the same period in 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not currently use derivative financial instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for its debt instruments or investment securities. As of June 30, 2000 and December 31, 1999, the Company had outstanding debt instruments of $280,000 and $790,000, respectively. Outstanding debt consisted primarily of a variable rate line of credit and fixed rate financing instruments, with average interest rates of 8% at June 30, 2000 and December 31, 1999. At June 30, 2000 and December 31, 1999, the fair market values of the Company's debt instruments approximated their carrying values. A hypothetical 100-basis point change in interest rates would not have a material effect on cash flows, income or market values.

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

On January 20, 2000, the Registrant executed a definitive Settlement Agreement with the Series B holders to retire the 30,000 shares of Series B preferred stock issued in February 1999. In addition to retiring the preferred shares, the Series B holders returned the Class L warrants issued in connection with the Series B and the placement agent returned the UPOs. In exchange for the retirement of the Series B preferred shares and surrendering the Class L warrants and UPOs, the Registrant paid the Series B holders $2.5 million and issued to the Series B Holders 3 million shares of common stock of the Registrant and 3 million warrants to purchase common stock of the Registrant with an exercise price of $0.74 per share.

On May 9, 2000, the Registrant filed a Certificate of Elimination with the Secretary of State of the State of Delaware to remove all reference to the Series B from the Registrant's Restated Certificate of Incorporation.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)      LIST OF EXHIBITS

         3.       ARTICLES OF INCORPORATION AND BY-LAWS

         Exhibit 3.1

         Complete Restated Certificate of Incorporation of Neoprobe Corporation, as corrected February 18, 1994 and as amended June 27, 1994, July 25, 1995, June 3, 1996, March 17, 1999 and May 9, 2000 (incorporated by reference to Exhibit 3.1 of the March 31, 2000 Form 10-Q).

         Exhibit 3.2

         Amended and Restated By-Laws dated July 21, 1993 as amended July 18, 1995 and May 30, 1996 (incorporated by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K dated June 20, 1996; Commission File No. 0-26520).

         Exhibit 3.3

         Certificate of Elimination of Neoprobe Corporation filed on May 9, 2000 with the Secretary of State of Delaware (incorporated by reference to Exhibit 3.3 of the March 31, 2000 Form 10-Q).

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

         10.      MATERIAL CONTRACTS

         Exhibit 10.1.39

         Settlement Agreement among the Registrant, The Aries Master Fund, The Aries Domestic Fund, L.P., Paramount Capital, Inc. and Paramount Capital Asset Management, Inc. dated January 20, 2000 (incorporated by reference to Exhibit 10.1.39 of the March 31, 2000 Form 10-Q).

         Exhibit 10.1.40

         Option Agreement between the Registrant and Reico Ltd. dated February 1, 2000 (incorporated by reference to Exhibit 10.1.40 of the March 31, 2000 Form 10-Q).

         Exhibit 10.2.53

         Non-Qualified Stock option Agreement dated January 4, 2000 between the Registrant and David C. Bupp. This agreement is one of three substantially identical agreements and is accompanied by a schedule identifying the other agreements omitted and setting forth the material details in which such documents differ from the one that is filed herewith (incorporated by reference to Exhibit 10.2.53 of the March 31, 2000 Form 10-Q).

         Exhibit 10.2.54

         Restricted Stock Agreement dated March 22, 2000 between the Registrant and David C. Bupp. This agreement is one of three substantially identical agreements and is accompanied by a schedule identifying the other agreements omitted and setting forth the material details in which such documents differ from the one that is filed herewith (incorporated by reference to Exhibit 10.2.54 of the March 31, 2000 Form 10-Q).

         Exhibit 10.2.55

         Agreement, Release and Waiver between the Registrant and Matthew F. Bowman dated March 31, 2000 (incorporated by reference to Exhibit
         10.2.55 of the March 31, 2000 Form 10-Q).

         Exhibit 10.2.56

         Employment Agreement between the Registrant and Carl Bosch dated April 1, 2000 (incorporated by reference to Exhibit 10.2.56 of the March 31, 2000 Form 10-Q).

         Exhibit 10.2.57

         Employment Agreement between the Registrant and Brent L. Larson dated April 1, 2000 (incorporated by reference to Exhibit 10.2.57 of the March 31, 2000 Form 10-Q).

         Exhibit 10.2.58

         Employment Agreement between the Registrant and David C. Bupp dated July 1, 2000.

         Page 23 in the manually signed original.

         Exhibit 10.3.50

         Share Purchase Agreement between the Registrant and Biomedical Investments (1997) Ltd. dated January 19, 2000 (incorporated by reference to Exhibit 10.3.50 of the March 31, 2000 Form 10-Q).

         Exhibit 10.4.45

         Manufacturing and Supply Agreement between the Registrant and Plexus Corp. dated March 30, 2000 (filed pursuant to Rule 24b-2 under which the Registrant has requested confidential treatment of certain portions of this Exhibit) (incorporated by reference to Exhibit 10.4.45 of the March 31, 2000 Form 10-Q).

         11.      STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

         Exhibit 11.1

         Computation of  Income (Loss) Per Share.

         Page 31 in the manually signed original.

         27.      FINANCIAL DATA SCHEDULE

         Exhibit 27.1

         Financial Data Schedule (submitted electronically for SEC information only).

(B)      REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NEOPROBE CORPORATION
                              (the Registrant)
                              Dated: August 11, 2000

                              By: /s/ David C. Bupp
                                  -----------------------------------
                                  David C. Bupp,
                                  President and Chief Executive Officer
                                  (duly authorized officer; principal
                                  executive officer)


                              By: /s/ Brent L. Larson
                                  ------------------------------------
                                  Brent Larson
                                  Vice President, Finance and
                                  Chief Financial Officer
                                  (principal financial and
                                  accounting officer)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                    ----------------------------------------



                              NEOPROBE CORPORATION

                    ----------------------------------------


                           FORM 10-Q QUARTERLY REPORT

                          FOR THE FISCAL QUARTER ENDED:

                                  JUNE 30, 2000

                    ----------------------------------------



                                    EXHIBITS

                    -----------------------------------------










-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                      INDEX

                  EXHIBIT 3.1

                  Complete Restated Certificate of Incorporation of Neoprobe Corporation, as corrected February 18, 1994 and as amended June 27, 1994, July 25, 1995, June 3, 1996, March 17, 1999 and
                  May 9, 2000 (incorporated by reference to Exhibit 3.1 of the March 31, 2000 Form 10-Q).

                  EXHIBIT 3.2

                  Amended and Restated By-Laws dated July 21, 1993 as amended July 18, 1995 and May 30, 1996 (incorporated by reference to
                  Exhibit 99.4 to the Registrant's Current Report on Form 8-K dated June 20, 1996; Commission File No. 0-26520).

                  EXHIBIT 3.3

                  Certificate of Elimination of Neoprobe Corporation filed on May 9, 2000 with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.3 of the March 31, 2000 Form 10-Q).

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

                  EXHIBIT 10.1.39

                  Settlement Agreement among the Registrant, The Aries Master Fund, The Aries Domestic Fund, L.P., Paramount Capital, Inc., and Paramount Capital Asset Management, Inc. dated January 20, 2000 (incorporated by reference to Exhibit 10.1.39 of the March 31, 2000 Form 10-Q).

                  EXHIBIT 10.1.40

                  Option Agreement between the Registrant and Reico Ltd. dated February 1, 2000 (incorporated by reference to Exhibit 10.1.40 of the March 31, 2000 Form 10-Q).

                  EXHIBIT 10.2.53

                  Non-Qualified Stock Option Agreement between the Registrant and David C. Bupp dated January 4, 2000. This Agreement is one of three substantially identical agreements and is accompanied by a schedule identifying the other agreements omitted and setting forth the material details in which such agreements differ from the one that is filed herewith (incorporated by reference to Exhibit 10.2.53 of the March 31, 2000 Form 10-Q).

                  EXHIBIT 10.2.54

                  Restricted Stock Agreement dated March 22, 2000 between the Registrant and David C. Bupp. This Agreement is one of three substantially identical agreements and is accompanied by a schedule identifying the other agreements omitted and setting forth the material details in which such agreements differ from the one that is filed herewith (incorporated by reference to Exhibit 10.2.54 of the March 31, 2000 Form 10-Q).

                  EXHIBIT 10.2.55

                  Agreement, Release and Waiver between the Registrant and Matthew F. Bowman dated March 31, 2000 (incorporated by reference to Exhibit 10.2.55 of the March 31, 2000 Form 10-Q).

                  EXHIBIT 10.2.56

                  Employment Agreement between the Registrant and Carl Bosch dated April 1, 2000 (incorporated by reference to Exhibit
                  10.2.56 of the March 31, 2000 Form 10-Q).

                  EXHIBIT 10.2.57

                  Employment Agreement between the Registrant and Brent L. Larson dated April 1, 2000 (incorporated by reference to
                  Exhibit 10.2.57 of the March 31, 2000 Form 10-Q).

                  EXHIBIT 10.2.58

                  Employment Agreement between the Registrant and David C. Bupp dated July 1, 2000.

                  EXHIBIT 10.3.50

                  Share Purchase Agreement between the Registrant and Biomedical Investments (1997) Ltd. dated January 19, 2000 (incorporated by reference to Exhibit 10.3.50 of the March 31, 2000 Form 10-Q).

                  EXHIBIT 10.4.45

                  Manufacturing and Supply Agreement between the Registrant and Plexus Corporation dated March 30, 2000 (filed pursuant to Rule 24b-2 under which the Registrant has requested confidential treatment of certain portions of this Exhibit) (incorporated by reference to Exhibit 10.4.45 of the March 31, 2000 Form 10-Q).

                  EXHIBIT 11.1

                  Computation of Income (Loss) Per Share.

                  EXHIBIT 27.1

                  Financial Data Schedule (submitted electronically for SEC information only).