Form 10-Q
period 2000-09-30
NEOPROBE CORP
filed 2000-11-13
CIK 810509

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


   (Mark One)

     [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000


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

                              Yes    |X|                 No___


          26,265,103 SHARES OF COMMON STOCK, PAR VALUE $.001 PER SHARE (Number of shares of issuer's common equity outstanding as of the close of business on November 3, 2000)

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEOPROBE CORPORATION
BALANCE SHEETS



ASSETS                                                            SEPTEMBER 30,          DECEMBER 31,
                                                                       2000                  1999
                                                                   (UNAUDITED)
                                                                -------------------    ------------------
Current assets:
    Cash and cash equivalents                                           $3,270,861           $ 4,882,537
    Accounts receivable, net                                             1,076,754               453,406
    Inventory                                                              453,321             1,134,427
    Prepaid expenses and other                                              49,933               674,165
                                                                -------------------    ------------------

           Total current assets                                          4,850,869             7,144,535
                                                                -------------------    ------------------

Investment in affiliates                                                         -             1,500,000

Property and equipment                                                   2,200,623             2,167,245
    Less accumulated depreciation and amortization                       1,320,138             1,264,299
                                                                -------------------    ------------------

                                                                           880,485               902,946
                                                                -------------------    ------------------

 Intangible assets, net                                                    771,308               775,088
                                                                -------------------    ------------------

         Total assets                                                   $6,502,662           $10,322,569
                                                                ===================    ==================

CONTINUED

NEOPROBE CORPORATION
BALANCE SHEETS, CONTINUED



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                              SEPTEMBER 30,         DECEMBER 31,
                                                                                2000                  1999
                                                                             (UNAUDITED)
                                                                          ------------------    ------------------
Current liabilities:
   Line of credit                                                                  $      -            $  480,000
   Notes payable to finance company                                                       -               154,626
   Capital lease obligations, current                                                11,000                87,007
   Accrued liabilities                                                              691,182             1,365,649
   Accounts payable                                                                 322,403               759,961
   Deferred license revenue, current                                                800,000               800,000
   Obligation to preferred stockholder, current                                           -             2,500,000
                                                                          ------------------    ------------------

          Total current liabilities                                               1,824,585             6,147,243
                                                                          ------------------    ------------------

 Capital lease obligations                                                           35,903                68,809
 Deferred license revenue                                                         2,400,000             3,000,000
 Obligation to preferred stockholder                                                      -             1,245,536
                                                                          ------------------    ------------------

          Total liabilities                                                       4,260,488            10,461,588
                                                                          ------------------    ------------------

Commitments and contingencies

Stockholders' equity (deficit):
   Preferred stock; $.001 par value; 5,000,000 shares authorized at September
     30, 2000 and December 31,1999; none issued and outstanding (500,000 shares designated as Series A, $.001 par value, at September 30, 2000 and
     and December 31, 1999; none outstanding)                                             -                     -
  Common stock; $.001 par value; 50,000,000 shares
     authorized; 26,264,103 shares issued and
     outstanding at September 30, 2000; 23,046,644
     shares issued and outstanding at December 31, 1999                              26,264                23,047
   Additional paid-in capital                                                   120,668,639           119,407,204
   Accumulated deficit                                                        (118,452,729)         (119,569,270)
                                                                          ------------------    ------------------

          Total stockholders' equity (deficit)                                    2,242,174             (139,019)
                                                                          ------------------    ------------------

              Total liabilities and stockholders' equity (deficit)              $ 6,502,662          $ 10,322,569
                                                                          ==================    ==================



               See accompanying notes to the financial statements

NEOPROBE CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                              THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                SEPTEMBER 30,                            SEPTEMBER 30,
                                                     -------------------------------------    -------------------------------------
                                                           2000                1999                2000                 1999
                                                     -----------------    ----------------    ---------------     -----------------
Revenues:
  Net sales                                                $2,124,991         $ 1,400,785         $6,242,461            $5,226,406
  License revenue                                             200,000                   -            650,000                     -
                                                     -----------------    ----------------    ---------------     -----------------
    Total revenues                                          2,324,991           1,400,785          6,892,461             5,226,406
                                                     -----------------    ----------------    ---------------     -----------------

Cost of goods sold                                          1,230,742             468,553          3,512,767             1,745,476
                                                     -----------------    ----------------    ---------------     -----------------

Gross profit                                                1,094,249             932,232          3,379,694             3,480,930
                                                     -----------------    ----------------    ---------------     -----------------

Operating expenses:
  Research and development                                     60,266              77,807            435,620               892,103
  Marketing and selling                                        42,397           1,623,874            205,373             3,881,296
  General and administrative                                  557,330           1,077,589          1,794,222             2,893,814
  Losses related to subsidiaries in liquidation                     -                   -                  -               475,231
                                                     -----------------    ----------------    ---------------     -----------------
    Total operating expenses                                  659,993           2,779,270          2,435,215             8,142,444
                                                     -----------------    ----------------    ---------------     -----------------

Income (loss) from operations                                 434,256         (1,847,038)            944,479           (4,661,514)
                                                     -----------------    ----------------    ---------------     -----------------

Other income (expenses):
  Interest income                                              53,573              15,916            141,999                63,906
  Interest expense                                            (4,468)            (25,838)           (20,435)              (68,783)
  Other                                                        47,025             176,139             76,794               247,380
                                                     -----------------    ----------------    ---------------     -----------------
    Total other income (expenses)                              96,130             166,217            198,358               242,503
                                                     -----------------    ----------------    ---------------     -----------------

Net income (loss) before income taxes                         530,386         (1,680,821)          1,142,837           (4,419,011)

  Income taxes                                                 26,296                   -             26,296                     -
                                                     -----------------    ----------------    ---------------     -----------------

Net income (loss)                                             504,090         (1,680,821)          1,116,541           (4,419,011)
                                                     -----------------    ----------------    ---------------     -----------------

Conversion discount on preferred stock                              -                   -                  -             1,795,775
Accretion to potential redemption value                             -           1,804,225                  -             1,804,225
Preferred stock dividend requirements                               -              51,786                  -               108,036
Loss on retirement of preferred stock                               -                   -            764,668                     -
                                                     -----------------    ----------------    ---------------     -----------------

Income (loss) attributable to
 common stockholders                                         $504,090       $ (3,536,832)           $351,873         $ (8,127,047)
                                                     =================    ================    ===============     =================

Income (loss) per common share:
  Basic                                                       $  0.02          $   (0.15)            $  0.01            $   (0.35)
  Diluted                                                     $  0.02          $   (0.15)            $  0.01            $   (0.35)

Weighted average shares outstanding:
  Basic                                                    25,855,341          23,044,405         25,628,355            22,988,908
  Diluted                                                  26,075,393          23,044,405         26,655,256            22,988,908


               See accompanying notes to the financial statements

NEOPROBE CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                -----------------------------------------
                                                                       2000                  1999
                                                                -------------------    ------------------

Net cash provided by operating activities                               $  232,231             $ 368,300

Cash flows from investing activities:
   Proceeds from sales of available-for-sale securities                          -               443,729
   Maturities of available-for-sale securities                                   -                 4,467
   Proceeds from sale of investment in affiliate                         1,500,000                     -
   Purchases of property and equipment                                   (132,876)              (67,065)
   Proceeds from sales of property and equipment                           102,516                23,439
   Patent costs                                                           (19,726)              (21,195)
                                                                -------------------    ------------------

      Net cash provided by investing activities                          1,449,914               383,375
                                                                -------------------    ------------------

Cash flows from financing activities:
   Proceeds from issuance of preferred stock
        and warrants, net                                                        -             2,818,065
   Settlement of obligation to preferred stockholder                   (2,500,000)                     -
   Proceeds from issuance of common stock                                   34,078                   145
   Payments of deferred offering costs                                    (33,275)                     -
   Proceeds from line of credit                                                  -               480,000
   Payments under line of credit                                         (480,000)           (1,000,000)
   Payments under notes payable                                          (154,626)             (242,163)
   Payments under capital leases                                         (159,998)              (74,378)
                                                                -------------------    ------------------

      Net cash (used in) provided by financing activities              (3,293,821)             1,981,669
                                                                -------------------    ------------------

Effect of exchange rate changes on cash                                          -               (4,926)
                                                                -------------------    ------------------

      Net (decrease) increase in cash and cash equivalents             (1,611,676)             2,728,418

Cash and cash equivalents, beginning of period                           4,882,537             1,061,936
                                                                -------------------    ------------------

Cash and cash equivalents, end of period                               $ 3,270,861            $3,790,354
                                                                ===================    ==================

               See accompanying notes to the financial statements

1.       BASIS OF PRESENTATION:

         The information presented for September 30, 2000 and 1999, and for the periods then ended is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) which the management of Neoprobe Corporation (the "Company") believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results for the interim period are not necessarily indicative of results to be expected for the year. The financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, which were included as part of the Company's Annual Report on Form 10-K/A. Certain 1999 amounts have been reclassified to conform with the 2000 presentation.

2.       COMPREHENSIVE INCOME (LOSS):

         Due to the Company's net operating loss carryforward position, there are no income tax effects on comprehensive income components for any of the periods presented.

         Other comprehensive income (loss) consists of the following:

                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                                             2000          1999                 2000          1999
                                                           --------    ------------          ----------   ------------
         Net income (loss)                                 $504,090     $(1,680,821)         $1,116,541   $(4,419,011)

         Foreign currency translation adjustment                  -         (11,134)                  -       (12,338)
         Unrealized losses on securities                          -               -                   -          (219)
                                                           --------     -----------          ----------   -----------

         Other comprehensive income (loss)                 $504,090     $(1,691,955)         $1,116,541   $(4,431,568)
                                                           ========     ===========          ==========   ===========

3.       EARNINGS PER SHARE:

         Basic earnings per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is calculated using the weighted average number of common shares outstanding during the periods, adjusted for the effects of convertible securities, options and warrants, if dilutive.

                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                          SEPTEMBER 30, 2000                 SEPTEMBER 30, 2000
                                                    -------------------------------    -------------------------------
                                                       BASIC            DILUTED           BASIC            DILUTED
                                                      EARNINGS       EARNINGS PER        EARNINGS          EARNINGS
                                                     PER SHARE           SHARE          PER SHARE         PER SHARE
                                                    -------------    --------------    --------------    -------------

         Outstanding shares                           26,264,103        26,264,103       26,264,103        26,264,103
         Effect of weighting changes
            in outstanding shares                       (18,762)          (18,762)        (245,748)         (245,748)
         Contingent shares                             (390,000)         (390,000)        (390,000)         (390,000)
         Stock options                                         -           215,599                -           356,820
         Warrants                                              -             4,453                -           670,081
                                                    -------------    --------------    -------------     -------------

         Adjusted shares                              25,855,341        26,075,393       25,628,355        26,655,256
                                                    =============    ==============    =============     =============

         Due to net losses incurred during the three-month and nine-month periods ended September 30, 1999, common equivalent shares are considered anti-dilutive for these periods and are therefore not presented.

         The following table summarizes options to purchase common stock of the Company which were outstanding during the third quarter and first nine months of 2000, but which were not included in the computation of diluted income (loss) per share because their effect was anti-dilutive.

                             THREE MONTHS ENDED                              NINE MONTHS ENDED
                             SEPTEMBER 30, 2000                              SEPTEMBER 30, 2000
                  ------------------------------------------    ---------------------------------------------
                        EXERCISE                OPTIONS               EXERCISE               OPTIONS
                          PRICE               OUTSTANDING              PRICE               OUTSTANDING
                  ----------------------    ----------------    ---------------------    -----------------

                  $  0.75   -  $   2.50             583,011     $   1.03  -  $  2.50              602,288
                  $  3.00   -  $   6.00             270,570     $   3.00  -  $  6.00              406,819
                  $ 13.38    - $  15.75              93,696     $  13.38  -  $ 17.44              131,604
                                            ----------------                             -----------------

                                                    947,277                                     1,140,711
                                            ================                             =================

4.       INVENTORY:

         The components of inventory are as follows:

                                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                                 2000                 1999
                                                                           ------------------    ----------------

                        Materials and component parts                              $ 182,382          $  104,441
                        Finished goods                                               270,939           1,029,986
                                                                           ------------------    ----------------

                                                                                   $ 453,321          $1,134,427
                                                                           ==================    ================

5.       LINE OF CREDIT:

         The Company's $500,000 line of credit with a bank expired under its amended terms on August 31, 2000. (See also Note 9.)

6.       EQUITY:

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

         b. STOCK OPTIONS: During the first quarter of 2000, the Board of Directors granted options to employees and certain directors of the Company for 690,000 shares of common stock, exercisable at $0.50 per share, vesting over three years. As of September 30, 2000, the Company has 1.7 million options outstanding under two stock option plans. Of the outstanding options, 663,000 options are exercisable as of September 30, 2000, at an average exercise price of $4.93 per share.

         c. RESTRICTED STOCK: On March 22, 2000, the Board of Directors granted a total of 170,000 shares of restricted common stock to officers of the Company under the 1996 Stock Incentive Plan. All of the Company's 390,000 outstanding restricted shares vest on a change of control of the Company as defined in the specific grant agreements. As a result, the Company has not recorded any deferred compensation due to the inability to assess the probability of the vesting event.

7.       SEGMENTS AND SUBSIDIARIES INFORMATION:

         a. SEGMENTS: The Company owns or has rights to intellectual property involving three primary areas of cancer diagnosis and treatment including: hand-held gamma detection instruments currently used primarily in the application of Intraoperative Lymphatic Mapping ("ILM"), diagnostic radiopharmaceutical technology to be used in the Company's proprietary RIGS process, and Activated Cellular Therapy ("ACT"). During 1998, the Company's business plan suspended ongoing research activities related to RIGS and ACT to allow the Company to focus primarily on the hand-held gamma detection instruments while efforts are carried out to find partners or licensing parties to fund future RIGS and ACT research and development. The Company generated $50,000 in revenue during the first quarter of 2000 under an option agreement to license its RIGS technology, but incurred no direct RIGS expenses during that period. The Company did not generate any revenue related to RIGS during the first nine months of 1999, but did incur $475,000 in overhead and interest expenses during that period related to the RIGS segment. The Company had no revenue or expenses in either the first nine months of 2000 or 1999 related to its ACT initiative. All other revenue and costs included in the Company's financial statements for the nine-month periods ended September 30, 2000 and September 30, 1999 relate primarily to the Company's ILM initiative.

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

8.       AGREEMENTS:

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

         b. NURIGS OPTION AGREEMENT: During the first quarter of 2000, the Company entered into an option agreement for the development of its initial RIGS compound, RIGScan CR. The option agreement is with a newly-formed development entity, NuRigs, Ltd. ("NuRigs"). Based in Tel Aviv, Israel, NuRigs has been organized for the express purpose of developing a second-generation humanized RIGScan CR antibody fragment. The Company recognized $50,000 in milestone revenue during the first quarter of 2000 based upon written notification from NuRigs of its intention to proceed with preliminary clinical evaluation of the second-generation RIGScan CR product. During September 2000, NuRigs and the Company agreed to extend the term of the option for one year to December 31, 2001 in exchange for $100,000 in additional option fees to be paid in four equal quarterly installments beginning December 31, 2000. The option agreement calls for Neoprobe to receive, with the execution of a definitive agreement, a license fee of up to $900,000 and a product royalty of approximately 5 percent on NuRigs' commercial sales of the product. The Company and NuRigs expect to begin negotiating a definitive license agreement that may be completed during 2001, at the earliest. However, there can be no assurance that a definitive license agreement will be completed, on terms consistent with the option agreement, or at all. Under the terms of the option, NuRigs will assume all clinical and other development costs for RIGScan CR.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Management Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Report that are not purely historical or which might be considered an opinion or projection concerning the Company or its business, whether express or implied, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may include statements about the Company's plans and strategies for future financial performance new and existing products and technologies and markets for the Company's products which involve risks and uncertainties. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements that speak only as the date hereof. The Company assumes no obligation to update any such forward looking statements. Investors are cautioned that the Company's actual results in 2000 and future periods may differ significantly from the prospects discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, limited revenues, continuing net losses, accumulated deficit, future capital needs, uncertainty of capital funding, dependence on exclusive distributor, competition, limited marketing experience, limited manufacturing experience, dependence on principal product line, uncertainty of market acceptance, patents, proprietary technology and trade secrets, government regulation, risk of technological obsolescence, limited third party reimbursement, product liability, need to manage a changing business, possible volatility of stock, anti-takeover provisions, dependence on key personnel, and no dividends.


LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Through September 30, 2000, the Company's activities have resulted in an accumulated deficit of $118 million. Substantially all of the Company's efforts and resources through early 1999 were devoted to research and clinical development of innovative systems for the intraoperative diagnosis and treatment of cancers. To date, the Company's activities have been financed primarily through the public and private sale of equity securities. Prior to 1999, the Company's research and development efforts were principally related to the Company's proprietary RIGS system. Efforts since early 1997 also included activities related to development of the Company's ACT process and ILM products. Beginning in the first half of 1998, due primarily to feedback received from regulatory authorities in the U.S. and Europe related to the Company's applications for marketing approval for its RIGScan CR49 product, the Company began a series of changes to its business plan. Since that time, the Company has continued to modify its business plan to one that is primarily focused on the continued development of the Company's ILM business. During 1999, the Company continued the operating expense reduction efforts started in 1998 and has substantially eliminated any non-ILM-related research and development activities.

To further support the Company's goal of achieving operating profitability, the Company entered into a multi-year distribution agreement with Ethicon Endo-Surgery, Inc. ("EES"), a Johnson & Johnson company, effective October 1, 1999. As a result of activities under the agreement, the Company achieved operating profitability of $1.1 million through the first nine months of 2000 and expects to be profitable for the fourth quarter of 2000 and for the year. However, there can be no assurances that the Company will achieve the volume of sales anticipated in connection with the agreement, or if achieved, that the margin on such sales will be adequate to achieve operating profitability in the near term, or at all.

During the first quarter of 2000, the Company entered into an option agreement for the development of its initial RIGS compound, RIGScan CR. The option agreement is with a newly-formed development entity, NuRigs, Ltd. ("NuRigs"). Based in Tel Aviv, Israel, NuRigs has been organized for the express purpose of developing a second-generation humanized RIGScan CR antibody fragment. The Company recognized $50,000 in milestone revenue during the first quarter of 2000 based upon written notification from NuRigs of its intention to proceed with preliminary clinical evaluation of the second-generation RIGScan CR product. The option agreement calls for Neoprobe to receive, with the execution of a definitive agreement, a license fee of $900,000 and a product royalty of approximately 5 percent on NuRigs' commercial sales of the product. During September 2000, NuRigs and the Company agreed to extend the term of the option for one year to December 31, 2001 in exchange for $100,000 in additional option fees to be paid in four equal quarterly installments beginning December 31, 2000. The Company and NuRigs expect to begin negotiating a definitive license agreement that may be completed in 2001, at the earliest. However, there can be no assurance that a definitive license agreement will be completed on terms consistent with the option agreement, or at all. Under the terms of the option, NuRigs will assume all clinical and other development costs for RIGScan CR. During the third quarter, NuRigs received a response to its regulatory submission to commence clinical evaluation of the humanized version of RIGScan CR. The regulatory agencies have requested additional preclinical testing of the humanized version of RIGScan CR before authorizing the commencement of patient studies. NuRigs expects amended regulatory submissions will be made during the first quarter of 2001 and the clinical studies will be authorized shortly thereafter.

Accounts receivable increased significantly at September 30, 2000 from December 31, 1999 due primarily to the timing of sales to EES during the third quarter of 2000 versus the fourth quarter of 1999. Inventory levels declined at September 30, 2000 as compared to December 31, 1999. Inventory at December 31, 1999 included approximately $640,000 of demonstrator units the Company had repurchased from KOL BioMedical Instruments, Inc. ("KOL"), in accordance with the termination of a marketing agreement with KOL, that were purchased by EES related to entering the distribution agreement. The Company expects receivable levels to fluctuate in 2000 depending on the timing of purchases by EES. Inventory is expected to remain relatively constant except for slight increases as the Company periodically builds safety stock to safeguard against supply interruptions.

At September 30, 2000, the Company's balance sheet does not reflect any obligations of Neoprobe Israel. However, it is possible, in the event any proceeds of the liquidation of Neoprobe Israel do not fully satisfy the outstanding obligations of Neoprobe Israel, that creditors could seek to pursue claims directly against the Company under a judicial doctrine generally referred to as "piercing the corporate veil." In the event the Creditors were successful in making a claim under this judicial doctrine, the Company may be required to pay the Creditors some or all of the amounts owed by Neoprobe Israel. Payment of such an amount would severely deplete the Company's cash, and the Company might not be able to continue operations without seeking Creditor relief. However, Management believes that the prospect that Creditors would prevail if such claims were brought against the Company is remote. As such, no provision for such a contingent loss has been recorded in the Company's financial statements at September 30, 2000.

Investing Activities. The Company's investing activities during the first nine months of 2000 involved primarily the sale of its equity interest in XTL Biopharmaceuticals Ltd. ("XTL") for $1.5 million. The Company's investing activities during the first nine months of 1999 involved primarily the sale of certain available-for-sale securities to fund operations.

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

On November 12, 1999, the Company entered into a binding letter agreement to retire the 30,000 outstanding shares of Series B preferred stock, the related
2.9 million Class L warrants and the Unit Purchase Options ("UPOs") and to cancel the financial advisory agreement with the placement agent for the Series
B. The letter agreement committed the Series B holders to surrender the Series B shares and Class L warrants and for the placement agent to surrender the UPOs and cancel the financial advisory agreement as well as to grant the Company general releases from potential litigation associated with the transaction. In exchange for the retirement of the Series B preferred shares and surrendering the Class L warrants and UPOs, the Company agreed to pay the Series B holders a total of $2.5 million and issue the Series B holders 3 million shares of common stock and 3 million warrants to purchase common stock with an exercise price of $0.74 per share. However, at December 31, 1999, final definitive agreements had not been signed. Therefore, at December 31, 1999, the Company reclassified its obligations to the Series B holders to reflect the $2.5 million payable in cash as a current liability and the remaining book value of the Series B, including dividends payable, as a long-term liability. In January 2000, the Company executed a definitive settlement agreement with terms consistent with the letter of intent, paid the Series B holders the $2.5 million, and issued the related stock and warrants. The Company reported a loss on the retirement of the preferred shares of $765,000 (approximately $0.03 per share) below net income during the first quarter of 2000. This amount represents the value of the cash given up plus the market value of the stock and warrants issued as valued on January 20, 2000 less the previously recorded book value of the Series B preferred stock and warrants.

Operational Outlook. The Company's only approved products are instruments and related products used in gamma guided surgery. The Company does not currently have a RIGS drug or ACT product approved for commercial sale in any major market. The Company entered into a distribution agreement (the "Agreement") with EES effective October 1, 1999, for an initial five-year term with options to extend for two successive two-year terms. Under the Agreement, the Company will manufacture and sell its ILM products (the "Products") exclusively to EES who will distribute the Products globally. EES agreed to purchase minimum quantities of the Company's Products over the first three years of the term of the Agreement and to reimburse the Company for certain research and development costs and a portion of the Company's warranty costs. The Company is obligated to continue certain product maintenance activities and to provide ongoing regulatory support for the Products. As a result of entering the Agreement, the Company expects to achieve operating profitability on an annual basis in the near term. However, there can be no assurance that the Company will achieve the volume of sales anticipated in connection with the Agreement, or if achieved, that the margin on such sales will be adequate to achieve operating profitability on either an interim or annual basis in the near term, or at all.

Under the Agreement, EES received a secondary worldwide paid-up license (the "License") to the Company's ILM intellectual property to make and sell other products that may be developed using the Company's ILM intellectual property. The term of the License is the same as that of the Agreement. EES paid the Company a non-refundable license fee of $4 million. The Company is recognizing the license fee as revenue ratably over the five-year initial term of the Agreement. If the Agreement is terminated by the Company as a result of a material breach by EES, EES would be required to pay the Company a royalty on all products developed and sold by EES using the Company's ILM intellectual property. In addition, the Company is entitled to a royalty on any ILM product commercialized by EES that does not infringe any of the Company's existing intellectual property.

The Company has entered into an option agreement with NuRigs, Ltd. ("NuRigs"), a Tel Aviv, Israel entity, interested in commercializing a second-generation antibody for use in colorectal cancer surgery. During the first half of 2000, NuRigs personnel met with regulatory agencies to prepare for the commencement of human clinical evaluation of the second-generation humanized RIGScan CR agent. In the third quarter, the regulatory agencies advised NuRigs that they required additional preclinical testing of the RIGScan CR agent before authorizing the human clinical studies. As a result of the regulatory requirements, NuRigs requested an extension of the option agreement. NuRigs and the Company agreed to extend the term of the option for one year to December 31, 2001 in exchange for additional option fees to be paid in four equal quarterly installments of $25,000 each beginning December 31, 2000. At this time, the Company has not reached definitive agreement with NuRigs that would ensure the continued development of the RIGS process. In addition, should NuRigs ultimately decide to exercise its license option and reach an agreement satisfactory to the Company, the Company believes that the likely timeframe required for the continued development, regulatory approval and commercialization of a RIGS product would take a minimum of four to five years before the Company would receive any significant product-related royalties. However, there can be no assurance that the Company will be able to complete definitive license agreements with NuRigs for the RIGS technology, on terms acceptable to the Company, or at all.

During the third quarter of 2000, the Company and the University of California, San Diego ("UCSD") modified the option agreement involving a lymphatic targeting agent developed by researchers at UCSD. UCSD researchers have been meeting with the FDA to gain clearance to begin human clinical evaluation of the agent. In the second and third quarter, the Company completed preclinical studies of the agent to support the UCSD researchers' FDA submissions. The Company expects to begin human clinical evaluation of the UCSD lymphatic agent in the first quarter of 2001.

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

As of September 30, 2000, the Company had cash and cash equivalents of $3.3 million. The Company expects to generate positive cash flow from operations in the near term as a result of the Agreement with EES. However, there can be no assurances that the Company will achieve the volume of sales anticipated in connection with the Agreement, or if achieved that the margin on such sales will be adequate to produce positive operating cash flow. The Company expects to continue to experience cost savings during 2000 as a result of the transfer of marketing responsibilities for the Company's ILM products to EES. In January 2000, the Company sold its investment in XTL for $1.5 million. The Company believes its September 30, 2000 cash balances and sources of future cash flow are adequate for the Company to continue operating for the foreseeable future. However, if the Company does not receive adequate funds from operations, it may need to further modify its business plan and seek other financing alternatives. Such alternatives may include asset dispositions that could force the Company to further change its business plan.

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

Impact of Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 was originally required to be adopted in years beginning after June 15, 1999; however, SFAS No. 137 deferred the effective date to fiscal quarters of fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 and a second related amendment, SFAS No. 138 effective January 1, 2001. The Statement will require companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedge asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company anticipates that the adoption of this Statement will have no impact on its results of operations or financial position.

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


RESULTS OF OPERATIONS

Revenue for the first nine months of 2000 increased $1.7 million or 32% to $6.9 million from $5.2 million for the same period in 1999. Research and development expenses during the first nine months of 2000 were $436,000 or 18% of operating expenses. Marketing and selling expenses were $205,000 or 8% of operating expenses, and general and administrative expenses were $1.8 million or 74% of operating expenses. Overall, operating expenses for the first nine months of 2000 decreased $5.7 million or 70% over the same period in 1999. The Company anticipates that total operating expenses for the remainder of 2000 will also decrease from 1999 levels. The Company expects research and development and general and administrative expenses to decrease slightly for the remainder of 2000 as compared to 1999 levels as a result of cost containment measures implemented during 1999 and research and development reimbursement provided by EES. Marketing expenses, as a percentage of sales, decreased to 3% of sales for the first nine months of 2000 from 74% of sales for the same period in 1999. The Company expects marketing and selling expenses for the remainder of 2000 to continue to decrease from 1999 levels.

Three months ended September 30, 2000 and 1999

Revenues and Margins. Net product sales increased $724,000 or 52% to $2.1 million during the third quarter of 2000 from $1.4 million during the same period in 1999. Sales during both periods were comprised almost entirely of sales of the Company's hand-held gamma detection instruments. Gross margins decreased to 42% of net sales for the third quarter of 2000 from 67% of net sales for the same period in 1999. The decrease in gross margins is primarily the result of the change in the type of sales made by the Company related to entering the distribution agreement with EES at the end of September 1999. Under the terms of this agreement, the Company's instrument products are sold to EES at a wholesale transfer price. Prior to entering the EES agreement, the Company sold its instrument products directly to end customers at retail prices during the third quarter of 1999. The cost to manufacture the Company's products did not change significantly from 1999 to 2000. The effect of the decrease in gross margins on profitability is offset by the decline in marketing expenses discussed below. Revenues in the third quarter of 2000 also included $200,000 from the pro-rata recognition of license fees related to the distribution agreement with EES.


Research and Development Expenses. Research and development expenses decreased $18,000 or 23% to $60,000 during the third quarter of 2000 from $78,000 during the same period in 1999. The decrease is primarily due to the reimbursement of certain research and development expenses associated with the Company's distribution agreement with EES.


Marketing and Selling Expenses. Marketing and selling expenses decreased $881,000 or 95% to $42,000 during the third quarter of 2000 from $924,000 during the same period in 1999, excluding a one-time $700,000 charge related to termination of the Company's agreement with KOL. Marketing and selling expenses, as a percentage of sales, decreased to 2% of sales for the third quarter of 2000 from 66% of sales for the same period in 1999. These results reflect lower internal marketing headcount and out-of-pocket expense levels during the third quarter of 2000 as compared to the same period in 1999 as well as elimination of marketing partner commissions over the same periods, due to entering the distribution agreement with EES.


General and Administrative Expenses. General and administrative expenses decreased $520,000 or 48% to $557,000 during the third quarter of 2000 from $1.1 million during the same period in 1999. The decrease was primarily a result of reductions in overhead costs such as professional services, space costs, taxes and insurance.

Other Income. Other income decreased $70,000 to $96,000 during the third quarter of 2000 from $166,000 during the same period in 1999. Other income during the third quarter of 2000 consisted primarily of interest income and gains on the sale of certain property and equipment. Other income during the third quarter of 1999 consisted primarily of one-time gains from the settlement of certain previously recorded liabilities at less than their original face value. The Company's interest income increased due to overall average levels of cash and investments during the third quarter of 2000 as compared to the same period in 1999.

Nine months ended September 30, 2000 and 1999

Revenues and Margins. Net product sales increased $1.0 million or 19% to $6.2 million during the first nine months of 2000 from $5.2 million during the same period in 1999. Sales during both periods were comprised almost entirely of sales of the Company's hand-held gamma detection instruments. Gross margins decreased to 44% of net sales for the first nine months of 2000 from 67% of net sales for the same period in 1999. The decrease in gross margins is primarily the result of the change in the type of sales made by the Company related to entering the distribution agreement with EES at the end of September 1999. Under the terms of this agreement, the Company's instrument products are sold to EES at a wholesale transfer price. Prior to entering the EES agreement, the Company sold its instrument products directly to end customers at retail prices during the first nine months of 1999. The cost to manufacture the Company's products did not change significantly from 1999 to 2000. The effect of the decrease in gross margins on profitability is offset by the decline in marketing expenses discussed below. Revenues in the first nine months of 2000 also included $600,000 from the pro-rata recognition of license fees related to the distribution agreement with EES and $50,000 from the recognition of milestone fees related to the NuRigs option agreement to license certain of the Company's RIGS products.

Research and Development Expenses. Research and development expenses decreased $456,000 or 51% to $436,000 during the first nine months of 2000 from $892,000 during the same period in 1999. The decrease is primarily due to the reimbursement of certain research and development expenses associated with the Company's distribution agreement with EES. Research and development expenses during the first nine months of 2000 included approximately $40,000 in non-recurring severance costs and $150,000 in unreimbursed costs for development of products launched in fiscal year 2000.

Marketing and Selling Expenses. Marketing and selling expenses decreased $3.0 million or 94% to $205,000 during the first nine months of 2000 from $3.2 million during the same period in 1999, excluding a one-time $700,000 charge related to termination of the Company's agreement with KOL. Marketing and selling expenses, as a percentage of sales, decreased to 3% of sales for the first nine months of 2000 from 61% of sales for the same period in 1999. These results reflect lower internal marketing headcount and out-of-pocket expense levels during the first nine months of 2000 as compared to the same period in 1999 as well as elimination of marketing partner commissions over the same periods, due to entering the distribution agreement with EES. The first nine months of 2000 also included approximately $40,000 in non-recurring severance charges related to the separation of marketing personnel.

General and Administrative Expenses. General and administrative expenses decreased $1.1 million or 38% to $1.8 million during the first nine months of 2000 from $2.9 million during the same period in 1999. The decrease was primarily a result of reductions in overhead costs such as professional services, space costs, taxes and insurance.

Losses Related to Subsidiaries in Liquidation. The Company incurred certain charges during the first nine months of 1999 related to interest and other overhead costs incurred during the wind-down process of subsidiaries in liquidation. No such charges were incurred in the first nine months of 2000.

Other Income. Other income decreased $44,000 or 18% to $198,000 during the first nine months of 2000 from $243,000 during the same period in 1999. Other income during the first nine months of 2000 consisted primarily of interest income and gains on the sale of certain property and equipment. Other income during the first nine months of 1999 consisted primarily of gains from the settlement of certain previously recorded liabilities at less than their original face value. The Company's interest income increased due to overall average levels of cash and investments during the first nine months of 2000 as compared to the same period in 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not currently use derivative financial instruments, such as interest rate swaps, to manage its exposure to changes in interest rates for its debt instruments or investment securities. As of September 30, 2000 and December 31, 1999, the Company had outstanding debt instruments of $47,000 and $790,000, respectively. Outstanding debt consisted primarily of a variable rate line of credit and fixed rate financing instruments, with average interest rates of 13% and 8% at September 30, 2000 and December 31, 1999, respectively. At September 30, 2000 and December 31, 1999, the fair market values of the Company's debt instruments approximated their carrying values. A hypothetical 100-basis point change in interest rates would not have a material effect on cash flows, income or market values.

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

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      LIST OF EXHIBITS

         11.      STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

         Exhibit 11.1

         Computation of  Income (Loss) Per Share.

         Page 20 in the manually signed original.

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

                          NEOPROBE CORPORATION
                          (the Registrant)
                          Dated: November 13, 2000

                          By: /s/ David C. Bupp
                             ---------------------------------------
                          David C. Bupp
                          President and Chief Executive Officer
                          (duly authorized officer; principal executive officer)


                          By: /s/ Brent L. Larson
                             ---------------------------------------
                          Brent L. Larson
                          Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                    ----------------------------------------



                              NEOPROBE CORPORATION


                    ----------------------------------------


                           FORM 10-Q QUARTERLY REPORT


                          FOR THE FISCAL QUARTER ENDED:

                               SEPTEMBER 30, 2000

                    ----------------------------------------



                                    EXHIBITS


                    -----------------------------------------










--------------------------------------------------------------------------------

                                     INDEX

                  EXHIBIT 11.1

                  Computation of Income (Loss) Per Share.

                  EXHIBIT 27.1

                  Financial Data Schedule (submitted electronically for SEC information only).