Form 10KSB40
period 2000-12-31
NEOPROBE CORP
filed 2001-03-30
CIK 810509

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           --------------------------

                                   FORM 10-KSB

(Mark One)

|X|    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934

       For the fiscal year ended: December 31, 2000

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________ to _________________.

                         Commission file number: 0-26520
                              NEOPROBE CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


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

Check whether the Registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X|      No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

The aggregate market value of shares of common stock held by non-affiliates of the registrant on March 16, 2001 was $12,945,035.

The number of shares of common stock outstanding on March 16, 2001 was 26,266,770.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|




                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

DEVELOPMENT OF THE BUSINESS

Neoprobe Corporation, a Delaware corporation (Neoprobe or the Company), was incorporated in the State of Ohio in 1983 and reincorporated in the State of Delaware in 1988. Neoprobe is an innovator in gamma guided surgery dedicated to improving the diagnosis, treatment and quality of life of cancer patients. The Company's executive offices are located at 425 Metro Place North, Suite 300, Dublin, Ohio 43017-1367. The telephone number at that address is (614) 793-7500.

Since inception, substantially all of the Company's efforts and resources have been devoted to research and clinical development of innovative systems for the intraoperative diagnosis and treatment of cancers. Prior to 1998, the Company's primary research and development efforts were related to its proprietary RIGS(R) (radioimmunoguided surgery) technology. Research and development efforts since early 1997 have also included development as well as market launch activities related to gamma radiation detection instrumentation used in the application of intraoperative lymphatic mapping (ILM) and development activities related to an activated cellular therapy (ACT) methodology for the treatment of certain cancers and viral diseases. Due to regulatory and financial considerations, the Company suspended internal research and development for RIGS and ACT during 1998 to allow the Company to focus its resources primarily on its ILM initiative and related procedural product development and commercialization activities while efforts were made to identify and secure development partners to assume financial and regulatory responsibility for developing and commercializing RIGS and/or ACT.

Precipitated primarily by the Company's failure to gain regulatory marketing clearance of its initial RIGS product, the Company undertook a series of restructuring activities consistent with its change in strategic direction to focus corporate efforts on ILM. These activities involved headcount reductions during the first and fourth quarters of 1998 as well as the shutdown of the Company's two majority-owned international subsidiaries. Both subsidiaries are in statutory liquidation or receivership at December 31, 2000.

During the fourth quarter of 1999, the Company entered into an arrangement with Ethicon Endo-Surgery, Inc. (Ethicon), a Johnson & Johnson company, to market and distribute the Company's line of gamma guided surgical instruments on an exclusive worldwide basis. In connection with entering into this arrangement, the Company received a $4 million nonrefundable up-front license fee. The Company also severed the majority of its internal marketing personnel subsequent to entering into the Ethicon arrangement to more correctly align the Company's staffing levels with the research and development, regulatory and manufacturing responsibilities inherent to a medical device manufacturer with a distribution alliance.

Neoprobe's current strategy is to commercialize gamma-guided surgery products based upon technologies that are patented or exclusively licensed by the Company for diagnosis and treatment of patients with cancer. The Company has suspended significant spending on research and development activities related to its RIGS or ACT products until it finds partners who will take primary responsibility for the clinical, regulatory and financial activities related to further product development.

THE COMPANY'S TECHNOLOGY

GAMMA DETECTION SYSTEMS FOR LYMPHATIC MAPPING AND OTHER  APPLICATIONS

The Company's principal focus is the manufacture and distribution of a line of gamma radiation detection instruments used intraoperatively by surgeons in the diagnosis and treatment of cancer and related diseases. The Company's currently marketed line of gamma detection systems has been cleared to market by the U.S. Food and Drug Administration (FDA) and other international regulatory agencies for marketing and commercial distribution throughout most major global commercial markets.

The Company's patented gamma detection systems consist of hand-held detector probes and a control unit. The detection device in the tip of the probe is a highly radiosensitive crystal that relays a signal through a preamplifier to the control unit to produce both a digital readout and an audible signal. The detector element fits in a housing approximately the size of a pocket flashlight. The neo2000(R) Gamma Detection System, originally released in 1998, is the third generation of the Company's gamma detection systems. The neo2000 is designed as a platform for future growth of the Company's instrument business. The neo2000 is software upgradeable and has a common interface for all current and planned surgical targeting probes.

Surgeons are using Neoprobe's gamma detection systems in the application of lymphatic mapping to help trace the lymphatic patterns in a cancer patient to evaluate potential tumor drainage and cancer spread in lymphatic tissue. The technique does not detect cancer; it helps surgeons find the lymph node(s) to which a tumor is likely to drain and spread. The lymph node(s) (sometimes referred to as the "sentinel" node) may provide critical information about the stage of a patient's disease. The technique, ILM, begins when a patient is injected at the site of the main tumor with a commercially available radioactive tracing agent. The agent is intended to follow the same lymphatic flow as the cancer would if it had metastasized. The surgeon may then track the agent's path with a hand-held gamma-radiation-detection probe, thus following the potential avenues of metastases and identifying lymph nodes to be biopsied for evaluation and determination of cancer spread. Lymphatic mapping gives surgeons a "road map" to find the sentinel nodes to which tumor is likely to drain or spread. Numerous clinical studies involving nearly two thousand patients, published in peer-review medical journals, have indicated ILM is approximately 97% accurate in predicting the presence or absence of disease spread in melanoma or breast cancers. As a result, more than 80% of patients who would have undergone lymphadenectomies can be spared this radical surgical procedure. Surgeons practicing ILM have found that the Company's gamma-detecting probes are well suited to the procedure.

Lymphatic mapping has become the standard of care for treating patients with melanoma at many institutions. For breast cancer, the technique appears to be moving toward standard of care status in major cancer centers and is being confirmed in several high profile, national, and international clinical trials. Several large multi-center clinical trials are currently underway, including studies sponsored by the U.S. Department of Defense and the National Cancer Institute, and the American College of Surgeons. In addition to lymphatic mapping, surgeons are investigating the use of Neoprobe's device for other gamma guided surgery applications, such as evaluating the thyroid function, the intraoperative localization of osteoid osteomas (small painful bone lesions) and in the surgical biopsy of suspected spread of cancer to the bone (osseous metastases). Surgeons have also found the technique useful in staging patients with vulvar and penile cancers. Additional applications of the technology are being investigated.

The Company, in conjunction with its distribution partner, Ethicon, continues to work with thought leaders in the surgical community to set up and support training courses internationally for lymphatic mapping. Courses showcasing the Company's instruments have been held at many nationally and internationally renowned cancer-specializing and teaching institutions such as M.D. Anderson Cancer Center, the University of Washington, the Netherlands Cancer Institute, the University of Louisville, and the University of California at San Francisco.

The Company is actively selling the neo2000 instruments through Ethicon and is working to expand its line of instruments to provide a variety of gamma-detecting probes for other specialized uses. The growing use of the lymphatic mapping technique by surgeons helped generate $8.8 million in revenue for the Company during 2000. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

The majority of the Company's current products are capital in nature and generate revenue for the Company only on the initial sale. To complement the one-time revenue stream related to its capital products, the Company is researching and developing recurring revenue or "procedural" products that would generate revenue for the Company based on each procedure in which they were used. To that end, the Company has completed an option agreement with the University of California San Diego (UCSD) for a proprietary compound that the Company believes could be used as a lymph node locating agent in ILM procedures. Neoprobe and UCSD have completed the preclinical evaluation of the compound to support applications for the human clinical evaluation . UCSD researchers received clearance from the U.S. Food and Drug Administration (FDA) to commence human clinical studies. The initial Phase I human clinical study of the compound is being funded by a research grant from the Susan G. Komen Breast Cancer Research Foundation and is set to begin patient enrollment in April 2001.

Neoprobe's ILM business strategy has been designed around the following objectives:

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

THE RIGS TECHNOLOGY

From inception until 1998, Neoprobe devoted significant efforts and resources to the development of its proprietary RIGS technology. The RIGS system is an investigational technology that combines a patented hand-held gamma radiation detection probe, proprietary disease-specific radiolabeled cancer targeting agents, and a patented surgical method to provide surgeons with real-time information to locate tumor deposits not detectable by conventional methods, and to assist in more thorough removal of the cancer. The Company's targeting agents include humanized antibodies, monoclonal antibodies and peptides, labeled with a radioactive isotope that emits low energy gamma rays. Before surgery, a cancer patient is injected with one of the targeting agents which circulates throughout the patient's body and binds specifically to cancer cell antigens or receptors. Concentrations of the targeting agent are then located during surgery by Neoprobe's gamma-detecting instrument, which emits an audible tone to direct the surgeon to targeted tissue.

The Company has conducted several clinical trials related to its RIGS technology and in 1996, following Phase III trials with a colorectal agent, RIGScan(R) CR49, submitted pre-marketing applications to regulatory authorities in the United States and the European Union. Following requests from both groups for additional information and subsequent discussions to clarify the requests, the Company determined that additional clinical trials would be necessary to gain approval. Because of the cost and risk of clinical trials, the Company determined that it will not conduct clinical trials of RIGScan CR49 or a second generation antibody unless it is able to find a partner who would take primary responsibility for completing the regulatory and financial activities associated with clinical trials, manufacturing validation and product commercialization. The Company does not intend to fund any further significant RIGS-related research and development on its own.

During 2000, the Company executed and amended an agreement with a third party, NuRIGS Ltd. (NuRIGS), that provides for an option effective through December 31, 2001 to license the Company's RIGS technology for use in the diagnosis and treatment of colorectal cancer. Under the terms of the option agreement, NuRIGS, an Israeli entity organized specifically to further RIGS colorectal research, will have access to the Company's prior research data and will use a second generation humanized RIGS antibody in pre-clinical testing and in a Phase I clinical trial for colorectal cancer. Pending the outcome of such testing and trials, NuRIGS will evaluate whether or not to execute its license option. NuRIGS paid the Company $75,000 in option fees during 2000 and is expected to pay the Company an additional $75,000 in option fees during 2001. If NuRIGS executes the license option prior to December 31, 2001, the Company will be entitled to receive an additional $825,000 in up-front license fees and a 5% royalty on sales resulting from the commercialization of RIGScan CR. In addition, should NuRIGS or another party ultimately decide to move forward with development of a RIGS product and be able to reach an agreement satisfactory to the Company, the Company believes that it would take at least four to five years to complete development, regulatory and commercialization activities of a RIGS product. However, there can be no assurance that NuRIGS will exercise its license option, or if they do not, that the Company will be able to complete license agreements with another development partner for the RIGS technology on terms acceptable to the Company, or at all. There can be no assurance that the regulatory authorities will approve the Company's RIGS products for marketing, or that any such products will be successfully introduced or achieve market acceptance. See also Risk Factors.

ACTIVATED CELLULAR THERAPY FOR CANCER AND VIRAL DISEASE

As a result of its RIGScan CR49 research, Neoprobe developed a technology platform, ACT, which is intended to boost the patient's own immune system by removing lymph nodes identified during surgery and then, in a cell processing technique, activating and expanding "helper" T-cells found in the nodes. Within 10 to 14 days, the patient's own immune cells, now activated and numbering more than 20 billion, are infused into the patient in an attempt to trigger an effective immune response to the cancer. An in-vitro research program has shown that soluble factors secreted by the activated cells produce significant chemo-enhancement in a number of tumor cell lines for a variety of chemotherapeutic agents. The in-vitro assessment correlates with an observation of potential chemo-enhancement in an earlier Phase I clinical study of unresectable colorectal patients performed at The Ohio State University.

In addition, Neoprobe has performed a preliminary evaluation of the application of ACT therapy for the treatment of chronic viral diseases, the rights to which had been originally licensed from Cira Technologies, Inc. (Cira) in 1996. ACT for viral diseases uses peripheral lymph nodes that are obtained in an out-patient setting as the initial starting culture material. After using ACT activation and expansion procedures, the cells are infused into the patient in 10 to 14 days. Phase I studies were completed in 1998 with HIV/AIDS patients with encouraging results.

Because of the cost and risk of additional clinical trials, the Company determined during 1998 that it would not conduct additional clinical trials of ACT for oncology or viral purposes unless it found a partner who would take primary responsibility for completing the regulatory and financial activities associated with clinical trials, manufacturing validation and product commercialization. As a result, the Company granted the commercial rights to ACT for viral diseases back to Cira in 1999 for potential future consideration.

As a result of both parties' inability to secure development partners for either of their ACT technologies, Neoprobe and Cira entered into a participation agreement in November 2000 in the hope of identifying a partner who potentially would be interested in the combined oncology and viral applications of ACT. Neither the Company nor Cira have entered into any agreements with a development partner for the ACT technology. The Company does not know if a partner will be identified on a timely basis, on terms acceptable to the Company, or at all. The Company does not intend to fund any significant ACT-related research and development by itself. There can be no assurance that any ACT products will be successfully developed, tested or licensed, or that any such products will gain market acceptance. See also Risk Factors.

CANCER MARKET OVERVIEW

Cancer is the second leading cause of death in the U.S. and Western Europe and is responsible for over half a million deaths annually in the U.S. alone. The National Institutes of Health (NIH) estimate the overall annual costs for cancer, the primary focus of the Company's products, at $107 billion: $37 billion for direct medical costs, $11 billion for indirect morbidity, and $59 billion for indirect mortality. The Company's line of gamma detection systems are currently used primarily in the application of ILM in melanoma and breast cancer.

NIH has estimated that breast cancer will annually affect approximately 500,000 women in North America, Western Europe, and other major economic markets. Approximately 80% of the patients diagnosed with breast cancer undergo a lymph node dissection to determine if the disease has spread. While many breast cancer patients are treated in large cancer centers or university hospitals, regional and/or community hospitals currently treat the majority of breast cancer patients. Over 10,000 hospitals are located in the markets targeted for Neoprobe's breast cancer ILM products.

Melanoma is the fastest increasing form of cancer in the United States and Europe. The medical importance of ILM staging has been widely accepted for melanoma. However, more melanoma patients are typically treated at large cancer centers or university hospitals, focusing the market opportunity for Neoprobe's melanoma ILM products. The overall oncology market is expected to increase significantly in the coming years due to an aging population, longer life expectancy and other factors.

MARKETING AND DISTRIBUTION

The Company began development of its first portable gamma radiation detection device, the Neoprobe 1000, in 1987. In October 1997, the Company launched an improved version of its gamma radiation detection device, the Neoprobe 1500, in response to the expanding adoption of the ILM technique in melanoma, breast and other cancers. In October 1998, Neoprobe introduced a feature-enhanced device, the neo2000 Gamma Detection System. The heart of the neo2000 is a control unit that is software-upgradeable, permitting the addition of product enhancements without costly remanufacturing. In April 1998, the Company launched a new 14mm reusable probe that has been optimized for lymphatic mapping procedures. During 1999, Neoprobe introduced a new line of reusable, sterilizable BlueTip(TM) probes and accompanying disposable handles. The Company's current line of gamma detection systems are marketed and distributed through an exclusive worldwide arrangement with Ethicon Endo-Surgery, Inc.

The Company intends to continue developing additional ILM-related probes and instrument products in connection with Ethicon to continue its leadership position in the ILM field. Also, the Company intends to perform preliminary investigations and early stage research on other ILM-procedural products during 2001 that could expand the scope of the Company's product line. However, there can be no assurance that any such products will achieve regulatory approval or if approved that such products will achieve market acceptance. See also Risk Factors.

Physician training is critical to the use and adoption of ILM products by surgeons and other medical professionals. Neoprobe and Ethicon have established relationships with the leaders in the ILM surgical community and have established and supported training courses internationally for lymphatic mapping. The Company intends to continue to work with Ethicon to expand the number of ILM training courses available to surgeons.

Prior to its existing arrangement with Ethicon, the Company had devoted substantial resources to developing a marketing and distribution channel for its gamma detection systems. These efforts involved combinations of both internal and external sales and marketing resources, one combination of which involved a previous alliance with Ethicon. In April 1998, the Company executed a non-exclusive Sales and Marketing Agreement with Ethicon to market and promote the Company's current line of hand-held gamma detection instruments. Under the terms of the agreement, the Company paid Ethicon a commission based on sales. On January 29, 1999, the Company provided Ethicon with notice of the Company's intent to terminate the agreement effective March 1, 1999 due to differences in market focus and Ethicon's intent at that time to develop a proprietary product line that would compete directly with the Company's products.

Effective February 1, 1999, the Company executed an exclusive Sales and Marketing Agreement with KOL BioMedical Instruments, Inc. (KOL) to market the Company's gamma guided surgery products in the U.S. The Company terminated the agreement with KOL effective October 31, 1999 due to the Company's opportunity to enter a new worldwide distribution arrangement with Ethicon that offered the Company broader opportunities to penetrate growing global markets in addition to the U.S. market. In connection with the termination, the Company agreed to pay KOL any outstanding commission amounts due as well as a $700,000 fee to terminate the agreement. The Company repurchased approximately $850,000 in demonstration equipment from KOL that Ethicon has since purchased from the Company.

The Company entered into a Distribution Agreement (the Agreement) with Ethicon effective October 1, 1999 for an initial five-year term with options to extend for two successive two-year terms. Under the Agreement, the Company will manufacture and sell its ILM products exclusively to Ethicon, who will distribute the products globally. Ethicon agreed to purchase minimum quantities of the Company's products over the first three years of the five-year original term of the Agreement and to reimburse the Company for certain research and development costs during the first three years and a portion of the Company's warranty costs. Ethicon also agreed to purchase the demonstration units returned from KOL at cost. The Company is obligated to continue certain product maintenance activities and to provide ongoing regulatory support for the products.

Ethicon may terminate the Agreement if the Company fails to supply products for specified periods, commits a material breach of the Agreement, suffers a change of control, or becomes insolvent. If termination is due to failure to supply or a material breach by the Company, Ethicon would have the right to use the Company's intellectual property and regulatory information to manufacture and sell the products exclusively on a global basis for the remaining term of the Agreement with no additional financial obligation to the Company. If termination is due to insolvency or a change of control that does not affect supply of the products, Ethicon has the right to continue to sell the products on an exclusive global basis for a period of six months or require the Company to repurchase any unsold products in its inventory.

Under the Agreement, Ethicon received a secondary non-exclusive, worldwide license (the License) to the Company's ILM intellectual property to make and sell other products that may be developed using the Company's ILM intellectual property. The term of the License is the same as that of the Agreement; however, the secondary license to make may be enacted only in the event of failure to supply. Ethicon paid the Company a non-refundable license fee of $4 million. The Company is recognizing the license fee as revenue over the five-year initial term of the Agreement. If the Agreement is terminated by the Company as a result of a material breach by Ethicon, Ethicon would be required to pay the Company a royalty on all products developed and sold by Ethicon using the Company's ILM intellectual property. In addition, the Company is entitled to a royalty on any ILM product commercialized by Ethicon that does not infringe any of the Company's existing intellectual property. See also Risk Factors.

MANUFACTURING

The Company relies on independent contract manufacturers, some of which are single-source suppliers, for the manufacture of the principal components of its current line of gamma detection system products. See also Risk Factors. The neo2000 system is comprised of a software-upgradeable neo2000 control unit, a hand-held gamma detecting probe and some accessories. The Company currently markets a 14mm reusable probe and a group of BlueTip re-useable probes that are used with a disposable handle.

The Company has devoted significant resources to develop production capability for its gamma detection systems at qualified contract manufacturers. Production of the neo2000 control unit, the 14mm probe and the BlueTip probes involve the manufacture of components by a combination of subcontractors, including but not limited to eV Products, a division of II-VI Corporation (eV); the MedTech Group Inc. (MedTech); and Plexus Corporation (Plexus). Currently, the Company has manufacturing and supply agreements with eV for the production of crystal modules used in the detector probes, with MedTech for the manufacture of BlueTip probes and sterile disposable handles, and with Plexus for the manufacture of 14mm probes and the neo2000 control unit. The Company also purchases certain accessories for its line of gamma detection systems from other qualified manufacturers.

In December 1997, the Company entered into a supply agreement with eV for the supply of certain crystals and associated electronics to be used in the manufacture of the Company's proprietary line of hand-held gamma detection probes. The original term of the agreement expires on December 31, 2002 but may be automatically extended for an additional three years. The agreement calls for the Company to purchase minimum quantities of crystals and associated electronics based on forecasted production needs. eV supplies 100% of the crystals used by the Company. While eV is not the only potential supplier of such crystals, any prolonged interruption from this source could restrict the availability of the Company's probe products, which would affect operating results adversely.

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

There can be no assurances that the Company will be able to maintain agreements with its subcontractors on terms acceptable to the Company, or at all, or that the Company's subcontractors will be able to meet all of the Company's production requirements on a timely basis, at the required levels of performance and quality, or at all. In the event that any of the Company's subcontractors is unable or unwilling to meet the Company's production requirements, there can be no assurance that an alternate source of supply could be established without significant interruption in product supply or without significant adverse impact to product availability or cost. Any significant supply interruption or yield problems experienced by the Company or its subcontractors would have a material adverse effect on the Company's ability to manufacture its products and, therefore, a material adverse effect on its business, financial condition, and results of operations until a new source of supply is qualified. See also Risk Factors.

PATENTS AND PROPRIETARY RIGHTS

The Company regards the establishment of a strong intellectual property position in its technology as an integral part of the development process. Each of the Company's technologies is protected by patents and intellectual property positions, in the United States as well as foreign countries. Specifically, Neoprobe's ILM technology is protected by fourteen (14) instrument patents that have been issued in the United States as well as major foreign markets. In addition to the issued patents, several patent applications have been filed in the United States and certain major foreign markets. The patent applications cover the Company's neo2000 systems, probes, and products that the Company plans to introduce in the coming months and years.

The Company continues to attempt to maintain proprietary protection for the products related to RIGS and ACT in major global markets such as the U.S. and the European Union, which although not currently integral to the Company's near-term business plans, may be important to a potential RIGS or ACT development partner. Certain aspects of Neoprobe's RIGS technology are claimed in the United States in U.S. Patent No. 4,782,840, which expires in 2005, unless extended. The Company believes that some of its RIGS technology will not be patentable in certain foreign countries.

The patent position of biotechnology and medical device firms, including the Company, generally is highly uncertain and may involve complex legal and factual questions. Potential competitors may have filed applications for, or may have been issued patents, or may obtain additional patents and proprietary rights relating to products or processes in the same area of technology as that used by the Company. The scope and validity of these patents and applications, the extent to which Neoprobe may be required to obtain licenses thereunder or under other proprietary rights, and the cost and availability of licenses are uncertain. There can be no assurance that the Company's patent applications will result in additional patents being issued or that any of the Company's patents will afford protection against competitors with similar technology; nor can there be any assurance that any of the Company's patents will not be designed around by others or that others will not obtain patents that Neoprobe would need to license or design around. See also Risk Factors.

The Company also relies upon unpatented trade secrets. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to the Company's trade secrets, or disclose such technology, or that the Company can meaningfully protect its rights to its unpatented trade secrets. The Company requires its employees, consultants, advisers, and suppliers to execute a confidentiality agreement upon the commencement of an employment, consulting or manufacturing relationship with Neoprobe. The agreement provides that all confidential information developed or made known to the individual during the course of the relationship will be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual will be the exclusive property of Neoprobe. There can be no assurance, however, that these agreements will provide meaningful protection for Neoprobe's trade secrets in the event of an unauthorized use or disclosure of such information.

GOVERNMENT REGULATION

The production and marketing of Neoprobe's products and its research and development activities are subject to detailed and substantive regulation by governmental authorities in the United States and other countries. In the United States, drugs, biologic products, and medical devices are regulated by the FDA. Federal and state statutes and regulations govern, among other things, clinical testing, purchasing, manufacture, labeling, packaging, marketing, distribution, service and record keeping in order to ensure that the Company's products are safe and effective for their intended use. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, suspensions or loss of regulatory approvals, recall or seizure of the Company's products, and criminal prosecution. The FDA has the authority to revoke previously granted licenses. See also Risk Factors.

INSTRUMENT PRODUCTS. The FDA classifies medical devices into one of three classes -- Class I, II, or III. Class I devices are subject to general controls, such as labeling, premarket notification (the 510(k) process), and adherence to FDA-mandated quality system regulations (QSR). Class II devices are subject to general and special controls, such as performance standards, postmarket surveillance, patient registries, and FDA guidelines. Class III devices are generally life-sustaining, life-supporting, or implantable devices and must receive pre-market approval by the FDA.

A premarket approval (PMA) application must be filed if a proposed device is not substantially equivalent to a legally marketed reserved Class I or Class II device, or if it is a Class III device for which the FDA has called for PMAs. The PMA process is much more expensive, uncertain and lengthy than the 510(k) process. A PMA application must be supported by valid scientific evidence, which typically includes extensive testing and manufacturing information, including preclinical and clinical trial data to demonstrate the safety and effectiveness of the device. The PMA process is not anticipated for the Company's instrument products.

For a device that is cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device, or that constitute a major change to the intended use of the device, will require a new 510(k) submission.

The Neoprobe 1000 instrument received 510(k) clearance in December 1986, and modified versions received 510(k) clearances in June 1992 and February 1995. The Neoprobe 1500 system received 510(k) clearance in June 1997. In February 1998, the FDA reclassified "nuclear uptake detectors" as being exempt from the 510(k) process. The Company must continue to manufacture the devices under QSR and maintain appropriate technical files and quality records. The Company believes the neo2000 device is exempt from the 510(k) process because it is substantially equivalent to the Neoprobe 1500 system.

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

The Company's products are regulated in Europe according to the Medical Device Directive (93/42/EEC). Under this regulation, the Company must obtain CE Mark status for all products exported to Europe. The Company must continue to manufacture the devices under a quality system compliant to the requirements of ISO 9001/EN 46001 and maintain appropriate technical files. The Company has obtained a license to import devices into Canada. The Company has to continue to manufacture the devices under a quality system compliant to the requirements of ISO 13485.

PHARMA/BIOLOGIC PRODUCTS. The Company's biologic products, if developed, would require a regulatory license to market by the FDA and by comparable agencies in foreign countries. The process of obtaining regulatory licenses and approvals is costly and time consuming, and the Company has encountered significant impediments and delays related to its previous proposed biologic products. See also Risk Factors.

The steps required before a biologic agent may be marketed in the United States include (i) preclinical laboratory and animal testing; (ii) submission to the FDA of an Investigational New Drug (IND) application, which must become effective before human clinical trials may commence; (iii) adequate and well controlled human clinical trials to establish the safety and efficacy of the biologic for its intended use; (iv) submission of a Biologic License Application
(BLA) to the FDA; and (v) FDA approval of these applications.

In addition to reviewing information submitted in the BLA, each manufacturing facility must undergo a pre-approval inspection by the FDA to assess its suitability and compliance with Good Manufacturing Practices (GMP) regulations and periodic inspections thereafter. Once approved, any significant changes in the manufacturing process, equipment, facilities, or product specifications must be pre-approved by the FDA and may require additional clinical data to validate the changes prior to allowing their implementation.

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

Before marketing its products in Western Europe, the Company will be required to submit a European Marketing Authorization Application to the Committee for Proprietary Medicinal Products and receive the approval of the European Council or European Commission and the appropriate governmental agencies in each of the respective countries. For marketing outside the United States, the Company is also subject to foreign regulatory requirements governing human clinical trials, pharmaceutical sales, and marketing approval of its products. Whether or not FDA approval has been obtained, approval of a product by comparable regulatory authorities of foreign countries must be obtained prior to commencement of manufacturing or marketing of the product in those countries. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary widely from country to country; however, foreign procedures are similar to those required by the FDA. The Company intends, to the extent possible, to rely on foreign distributors of its products to manage and obtain regulatory approval for those products. There can be no assurance that the Company will be able to complete definitive license agreements with a development partner for the RIGS technology and does not know if a partner will be obtained on a timely basis, on terms acceptable to the Company, or at all. There can be no assurance that the Company's RIGS products will be approved for marketing by the FDA or European regulatory authorities, or that any such products will be successfully introduced or achieve market acceptance. See also Risk Factors.

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

COMPETITION

Neoprobe faces competition from medical products and biotechnology companies, as well as from universities and other non-profit research organizations in the field of cancer diagnostics and treatment. Many emerging medical product companies have corporate partnership arrangements with large, established companies to support the research, development, and commercialization of products that may be competitive with those of the Company. In addition, a number of large established companies are developing proprietary technologies or have enhanced their capabilities by entering into arrangements with or acquiring companies with proprietary antibody technology, or other technologies applicable to the detection or treatment of cancer. Many of the Company's existing or potential competitors have substantially greater financial, research and development, regulatory, marketing, and production resources than those of the Company. Other companies may develop and introduce products and processes competitive with or superior to those of the Company. Further, the development by others of new cancer diagnostic or treatment methods or the development of a cure or vaccine for cancer could render the Company's technology and products under development noncompetitive or obsolete. See also Risk Factors.

For the Company's products, an important factor in competition may be the timing of market introduction of its products or those of its competitors' products. Accordingly, the relative speed with which Neoprobe can develop products, complete the approval processes and supply commercial quantities of the products to the market will be an important competitive factor. Neoprobe expects that competition among products approved for sale will be based on among other things, product efficacy, safety, reliability, availability, price, and patent position.

With the emergence of ILM, a number of companies have begun to market gamma radiation detection instruments. Most of the competitive products have been designed from a nuclear medicine perspective rather than developing products for the surgeon. The principal competitive product in both the United States and Europe has been a gamma detection system marketed by US Surgical Corporation, a subsidiary of Tyco International Ltd. Also, although the Company is not aware of any specific plans to do so, Ethicon currently retains the right to develop its own proprietary line of hand-held gamma detection equipment that could compete directly with the Company's product. The Company believes its intellectual property portfolio will be a barrier to competitive products; however, there can be no assurance that competitive products will not be developed and be successful in eroding the Company's market share for gamma guided surgery products. See also Risk Factors.

EMPLOYEES

As of February 28, 2001, Neoprobe had twenty full-time employees. Neoprobe considers its relations with its employees to be satisfactory.

RISK FACTORS

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the prospects discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those listed below.

NEOPROBE HAS SUFFERED SIGNIFICANT OPERATING LOSSES FOR SEVERAL YEARS IN ITS HISTORY AND IT MAY NOT BE ABLE TO CONTINUE TO ACHIEVE PROFITABILITY.

Neoprobe had an accumulated deficit of approximately $118 million as of December 31, 2000. Although Neoprobe was profitable in 2000, it incurred substantial operating losses in 1997, 1998 and 1999. Neoprobe's revenues are based on a percentage of the end customer sales revenue realized by the Company's marketing partner. The percentage of end customer revenue that Neoprobe is entitled to receive is expected to decline in 2001 under the terms of the Company's marketing agreement with

Ethicon. A decline in this percentage of end customer revenue received by Neoprobe would hurt the Company's gross margins and net income. In addition, Neoprobe must expend substantial resources to continue development and support the marketing of its products and cannot assure investors that it will make an operating profit in 2001.

NEOPROBE PRODUCTS MAY NOT ACHIEVE THE BROAD MARKET ACCEPTANCE THEY NEED IN ORDER TO BE A COMMERCIAL SUCCESS.

Widespread use of Neoprobe's products is currently limited to the surgical treatment and diagnosis of two primary types of cancer: melanoma and breast cancer. Neoprobe's products are used by surgeons for intraoperative lymphatic mapping. Neoprobe's success is dependent on acceptance of ILM, and of its devices for use in ILM, by the medical community as a reliable, safe and cost effective alternative to current treatments and procedures. The adoption rate for ILM may not meet the Company's expectations. Although Neoprobe continues to believe that ILM has significant advantages over other currently competing procedures, broad-based clinical adoption of ILM will not occur until physicians outside the major cancer centers and teaching hospitals determine that the ILM approach is an attractive alternative to current treatments for use in melanoma and breast cancer and expand its use to other types of cancer. These things may not happen. The efforts of Neoprobe and its marketing and distribution partner may not result in significant demand for Neoprobe's products, and the current demand for Neoprobe's products may decline.

NEOPROBE RELIES ON A THIRD PARTY FOR THE WORLDWIDE MARKETING AND DISTRIBUTION OF ITS DEVICES, WHO MAY NOT BE SUCCESSFUL IN SELLING NEOPROBE'S PRODUCTS.

Neoprobe has limited experience in sales, marketing and distribution of medical devices. Neoprobe currently distributes its device products on a worldwide basis through a partner who is solely responsible for marketing and distributing Neoprobe's device products. The partner assumes direct responsibility for business risks related to credit, currency exchange, foreign tax laws or tariff and trade regulation. In the past five years, Neoprobe has terminated marketing arrangements affecting major global markets three times, including once with its current distribution partner. Neoprobe's current distribution partner has agreed to purchase minimum quantities of Neoprobe's products during the first three years of the initial five-year term of the agreement which began on October 1, 1999. While Neoprobe believes that its distribution partner intends to aggressively market its products, there can be no assurance that the distribution partner will succeed in marketing Neoprobe's products on a global basis, that the partner will make purchases in excess of its minimum annual purchase requirements or that the minimum purchases will generate profitability or adequate cash flow for Neoprobe over the long run. Neoprobe may not be able to maintain satisfactory arrangements with its marketing and distribution partner, who may not devote adequate resources to selling Neoprobe's products. If this happens, Neoprobe may not be able to successfully market its products, which would decrease its revenues.

NEOPROBE RELIES ON THIRD PARTIES TO MANUFACTURE ITS PRODUCTS AND NEOPROBE WILL SUFFER IF THEY DO NOT PERFORM.

Neoprobe relies on independent contract manufacturers for the manufacture of its current line of gamma detection systems. Neoprobe's business will suffer if its contract manufacturers have production delays or quality problems. Furthermore, medical device manufacturers are subject to the GMP regulations of the FDA, international quality standards, and other regulatory requirements. If Neoprobe's contractors do not operate in accordance with regulatory requirements and quality standards, Neoprobe's business will suffer. Neoprobe uses or relies on components and services used in its devices that are provided by sole source suppliers. The qualification of additional or replacement vendors is time consuming and costly. If a sole source supplier has significant problems supplying Neoprobe, its sales and revenues will be hurt until it could find a new source of supply. In addition, Neoprobe's Distribution Agreement with Ethicon contains failure to supply provisions which, if triggered, could have a significant negative impact on Neoprobe.

NEOPROBE MAY HAVE DIFFICULTY RAISING ADDITIONAL CAPITAL, WHICH COULD DEPRIVE IT OF NECESSARY RESOURCES.

Prior to 2000, Neoprobe depended on the proceeds of sales of its securities to fund its losses, continue research and development and provide working capital. Neoprobe expects to continue to devote substantial capital resources to fund research and development of additional gamma guided surgery products and to maintain existing and secure new manufacturing capacity. In order to support the initiatives envisioned in the Company's business plan, Neoprobe may need to raise additional funds through the sale of assets, public or private financing, collaborative relationships or other arrangements. Neoprobe's ability to raise additional financing may be dependent on many factors beyond Neoprobe's control, including the state of capital markets, the market price of the Company's common stock and the development or prospects for development of competitive technology by others. Because common stock is not listed on a stock exchange many investors may not be willing or allowed to purchase it or may demand steep discounts. The necessary additional financing may not be available to Neoprobe or may be available only on terms that would result in further dilution to the owners of Neoprobe's common stock. If Neoprobe is unable to raise additional funds when it needs them, it may have to curtail its operations.

NEOPROBE MAY LOSE OUT TO LARGER AND BETTER ESTABLISHED COMPETITORS.

The medical device and biotechnology industries are intensely competitive. Some of Neoprobe's competitors have significantly greater financial, technical, manufacturing, and distribution resources as well as greater experience in the medical device industry than Neoprobe. The particular medical conditions that can be treated using Neoprobe's ILM products can also be treated and diagnosed by other medical devices, procedures or drugs. Many of these alternatives are widely accepted by physicians and have a long history of use. Physicians may use Neoprobe's competitors' products. Neoprobe's products may not be competitive with other technologies. If these things happen, Neoprobe's sales and revenues will decline.

NEOPROBE'S PRODUCTS MAY BE DISPLACED BY NEWER TECHNOLOGY.

The medical device and biotechnology industries are undergoing rapid and significant technological change. Third parties may succeed in developing or marketing technologies and products that are more effective than those developed or marketed by Neoprobe, or that would make Neoprobe's technology and products obsolete or noncompetitive. Additionally, researchers could develop new surgical procedures and medications that replace or reduce the importance of the procedures that use Neoprobe's products. Accordingly, Neoprobe's success will depend, in part, on its ability to respond quickly to medical and technological changes through the development and introduction of new products. Neoprobe may not have the resources to do this. If Neoprobe's products become obsolete and its efforts to develop new products do not result in any commercially successful products, Neoprobe's sales and revenues will decline.

NEOPROBE IS IN A HIGHLY REGULATED BUSINESS AND IT COULD FACE SEVERE PROBLEMS IF DOES NOT COMPLY WITH ALL REGULATORY REQUIREMENTS IN THE GLOBAL MARKETS IN WHICH ITS PRODUCTS ARE SOLD.

The FDA regulates Neoprobe's products in the United States. Foreign countries also subject Neoprobe's products to varying government regulations. In addition, such regulatory authorities may impose limitations on the use of Neoprobe's products. FDA enforcement policy strictly prohibits the marketing of FDA approved medical devices for unapproved uses. Within the European Union, Neoprobe's products are required to display the CE mark in order to be sold. Neoprobe has obtained FDA clearance to market its medical device products and European certification to display the CE mark on its current line of gamma detection systems. Neoprobe may not be able to obtain certification for any new products in a timely manner, or at all. Failure to comply with these and other current and emerging regulatory requirements in the global markets in which Neoprobe's products are sold could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, withdrawal of clearances or approvals, and criminal prosecution.

NEOPROBE'S INTELLECTUAL PROPERTY MAY NOT HAVE OR PROVIDE SUFFICIENT LEGAL PROTECTIONS AGAINST INFRINGEMENT OR LOSS OF TRADE SECRETS.

Neoprobe's success depends, in part, on its ability to secure and maintain patent protection, to preserve its trade secrets, and on its ability to operate without infringing on the patents of third parties. Neoprobe seeks to protect its proprietary positions by filing United States and foreign patent applications for its important inventions and improvements. But, domestic and foreign patent offices may not issue these patents. Third parties may challenge, invalidate, or circumvent Neoprobe's patents or patent applications in the future. Competitors, many of which have substantially more resources than Neoprobe and have made substantial investments in competing technologies, apply for and obtain patents that will prevent, limit, or interfere with Neoprobe's ability to make, use, or sell its products either in the United States or abroad.

In the United States, patent applications are secret until patents issue, and in foreign countries, patent applications are secret for a time after filing. Publications of discoveries tend to significantly lag the actual discoveries and the filing of related patent applications. Third parties may have already filed applications for patents for products or processes that will make Neoprobe's products obsolete or will limit Neoprobe's patents or invalidate its patent applications.

Neoprobe typically requires its employees, consultants, advisers and suppliers to execute confidentiality and assignment of invention agreements in connection with their employment, consulting, advisory, or supply relationships with Neoprobe. They may breach these agreements and Neoprobe may not obtain an adequate remedy for breach. Further, third parties may gain access to Neoprobe's trade secrets or independently develop or acquire the same or equivalent information.

Agencies of the United States government conducted some of the research activities that led to the development of antibody technology that some of Neoprobe's proposed antibody based surgical cancer detection products use. When the United States government participates in research activities, it retains rights that include the right to use the technology for governmental purposes under a royalty-free license, as well as rights to use and disclose technical data that could preclude Neoprobe from asserting trade secret rights in that data and software.

NEOPROBE COULD BE DAMAGED BY PRODUCT LIABILITY CLAIMS.

Neoprobe's products are medical devices that are used during certain cancer surgeries. If one of them malfunctions or a physician misuses it and injury results to a patient or operator, the injured party could assert a product liability claim against Neoprobe. Neoprobe currently has product liability insurance with a $10 million per occurrence limit which, Neoprobe believes, is adequate for its current activities. However, Neoprobe may not be able to continue to obtain insurance at a reasonable cost. Furthermore, insurance may not be sufficient to cover all of the liabilities resulting from a product liability claim, and Neoprobe might not have sufficient funds available to pay any claims over the limits of its insurance. Because personal injury claims based on product liability in a medical setting may be very large, an underinsured or an uninsured claim could financially damage Neoprobe.

NEOPROBE MAY HAVE TROUBLE ATTRACTING AND RETAINING QUALIFIED PERSONNEL AND ITS BUSINESS MAY SUFFER IF IT DOES NOT.

Neoprobe's business has experienced developments the past two years which have resulted in several significant changes in Neoprobe's strategy and business plan, including downsizing to what Neoprobe considers to be the minimal level of management and employees necessary to operate a publicly traded medical device business. Neoprobe believes its restructured organization is appropriate to support modest growth over the next few years. However, losing any members of the management team could have an adverse effect on Neoprobe's operations. Neoprobe's success is dependent on its ability to attract and retain technical and management personnel with expertise and experience in the medical device business. The competition for qualified personnel in the medical device industry is intense and Neoprobe may not be successful in hiring or retaining the requisite personnel. If Neoprobe is not able to attract and retain qualified technical and management personnel, it will suffer diminished chances of future success.

NEOPROBE'S COMMON STOCK IS TRADED OVER THE COUNTER, WHICH MAY DEPRIVE STOCKHOLDERS OF THE FULL VALUE OF THEIR SHARES.

Unlisted securities may have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than listed securities. These factors may result in higher price volatility and less market liquidity for the common stock.

A LOW MARKET PRICE MAY SEVERELY LIMIT THE POTENTIAL MARKET FOR NEOPROBE'S COMMON STOCK.

Neoprobe's common stock is currently trading at a price substantially below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers. These rules generally apply to any non-Nasdaq equity security that has a market price share of less than $5.00 per share, subject to certain exceptions (a "penny stock"). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in Neoprobe common stock.

NEOPROBE'S STOCKHOLDER RIGHTS PLAN, AND SOME PROVISIONS OF NEOPROBE'S CHARTER AND APPLICABLE CORPORATE LAWS MAY HAVE THE EFFECT OF DETERRING THIRD PARTIES FROM MAKING TAKEOVER BIDS FOR CONTROL OF NEOPROBE OR MAY BE USED TO HINDER OR DELAY A TAKEOVER BID.

Neoprobe's certificate of incorporation has "blank check" preferred stock. The board of directors may divide this stock into series and set their rights. The board of directors may, without prior stockholder approval, issue any of the shares "blank check" preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the relative voting power or other rights of the common stock. Preferred stock could be used as a method of discouraging, delaying, or preventing a take-over of Neoprobe. If Neoprobe issues "blank check" preferred stock, it could have a dilutive effect upon the common stock. This would decrease the chance that Neoprobe's stockholders would realize a premium over market price for their shares of common stock as a result of a takeover bid.

BECAUSE NEOPROBE WILL NOT PAY DIVIDENDS, STOCKHOLDERS WILL ONLY BENEFIT FROM OWNING COMMON STOCK IF IT APPRECIATES.

Neoprobe has never paid dividends on its common stock. Neoprobe intends to retain any future earnings to finance its growth. Accordingly, any potential investor who anticipates the need for current dividends from his investment should not purchase common stock.

THERE IS A REMOTE POSSIBILITY THAT NEOPROBE MAY BE REQUIRED TO PAY CLAIMS AGAINST LIQUIDATED FOREIGN SUBSIDIARIES.

Over the past two years Neoprobe has shut down subsidiaries in two foreign countries. These subsidiaries are in statutory liquidation or receivership under the laws of their respective countries. Neoprobe believes it has no ongoing financial obligations for the debts of either subsidiary. However, it is possible that creditors of a subsidiary could attempt to recover from Neoprobe losses relating to claims they have asserted against the subsidiary. Management of Neoprobe believes that the chance of a creditor of a subsidiary being able to recover its claim directly from Neoprobe is remote.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company currently leases its office at 425 Metro Place North, Dublin, Ohio. The Company executed a lease agreement, commencing on January 1, 1997 and ending in August 2003, with the landlord of these facilities for approximately 25,000 square feet. The lease provides for a monthly base rent of approximately $19,500 in 2001 and increases to $20,600 in 2003. During December 1998, February 1999, and April 2000, the Company executed three lease agreements to sublease approximately 2,600 square feet, 4,600 square feet, and 6,750 square feet of the Company's office space, respectively. The three subleases are expected to generate monthly sublease income of approximately $10,700 in 2001 increasing to $11,200 in 2003. The Company and its subtenants must also pay a pro-rata portion of the operating expenses and real estate taxes of the building. Neoprobe believes these facilities are in good condition and will be adequate for its needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of the Company trades on the OTC Bulletin Board (since being delisted from the Nasdaq Stock Market on July 27, 1999) under the trading symbol NEOP. The prices set forth below reflect the high and low sales prices for shares of common stock during the last two fiscal years as reported by the Nasdaq Stock Market through July 27, 1999 and Reuters Limited thereafter. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                        HIGH            LOW
                                        ----            ---
            FISCAL YEAR 2000

            First Quarter              $ 3.50         $ 0.44
            Second Quarter               1.47           0.63
            Third Quarter                1.25           0.53
            Fourth Quarter               0.78           0.38

            FISCAL YEAR 1999

            First Quarter              $ 1.44         $ 0.78
            Second Quarter               1.06           0.56
            Third Quarter                1.25           0.31
            Fourth Quarter               0.91           0.38

As of March 16, 2001, the Registrant had approximately 700 holders of common stock of record.

The Company has not paid any dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any earnings to finance the growth of its business. There can be no assurance that the Company will ever pay cash dividends. See Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations.

RECENT SALES OF UNREGISTERED SECURITIES

The following sets forth certain information regarding the sale of equity securities of the Company during the period covered by this Report that were not registered under the Securities Act of 1933.

In March 2000 and February 1999, the Board of Directors of the Company authorized the issuance of 23,326 and 13,734 shares of common stock, respectively, to the trustees of its 401(k) employee benefit plan (the Plan) without registration. Such issuance is exempt from registration under the Act under Section 3(a)(2). The Plan is a pension, profit sharing or stock bonus plan that is qualified under Section 401 of the Internal Revenue Code. The assets of the Plan are held in a single trust fund for the benefit of the employees of the Company which does not hold assets for the benefit of the employees of any other employer. All of the contributions to the plan from employees of Neoprobe have been invested in assets other than common stock. All of the common stock held by the plan has been contributed to the plan by the Company as a matching contribution and has been less in value at the time it was contributed to the plan than the employee contributions which it matches.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

Neoprobe is a leading innovator in the field of gamma guided surgery dedicated to improving the diagnosis, treatment and quality of life of cancer patients. To accomplish the Company's goals, we continue to seek improvement of our existing gamma detection device products as well as cost-effective ways to expand into new markets and further develop our other technology platforms while maintaining our financial stability.

STRATEGIC TRANSFORMATION OVERVIEW

Neoprobe's successes during 2000 were a combined result of prior years' restructuring activities and the Company's new marketing affiliation completed in September 1999. Following disappointments related to failure to gain regulatory approval for its initial diagnostic drug product for use in recurrent colorectal cancer, RIGScan CR49, the Company embarked on a restructuring effort in 1998 that began with the dismantling of a drug research and development group and ended in the fourth quarter of 1999 with the outsourcing of marketing and distribution responsibilities to Ethicon.

The Company's core staff now almost exclusively supports Neoprobe's commercialized device business. The Company's strategy regarding RIGS and ACT initiatives, as well as expanding the ILM business beyond devices, involves efforts to outsource or partner, as appropriate, that would allow Neoprobe the benefit of continuing to move these technologies forward without building costly infrastructure.

RESULTS OF OPERATIONS

2000 was a milestone year for Neoprobe as the Company posted its first profitable year in its seventeen-year history. Highlights for the year include:

- Net income of $1.8 million as compared to a net loss of $4.2 million in 1999;
- A nearly 50% increase in end customer device placements over 1999 as a result of the Company's marketing affiliation with Ethicon; and
- Positive earnings per share (before the non-cash loss on retirement of preferred shares) of $0.07 in 2000.

Financial results for 2000 reflect fundamental changes in the way Neoprobe conducted its business in 2000 as compared to prior years. Gross margins on device product sales declined to 44% in 2000 from 51% in 1999 related to how Neoprobe sells its products. Prior to the fourth quarter of 1999, Neoprobe sold its products directly to the end customer at "retail" prices. Starting in the fourth quarter of 1999, Neoprobe began selling its products on a "wholesale" basis to Ethicon, which then marks up the product for resale to the end customer. As a result Neoprobe's gross margin declined as the Company transitioned from "retailer" to "wholesaler." However, as a result of prior year restructuring activities, Neoprobe virtually eliminated marketing expenses during 2000, thereby greatly improving the contribution of sales to the bottom line.

Neoprobe's major expense categories as a percentage of sales have changed dramatically. Research and development expenses, as a percentage of sales, decreased to 5% in 2000 from 15% in 1999, primarily due to the reimbursement by Ethicon of a portion of the Company's research and development costs. Marketing expenses, as a percentage of sales, decreased to 3% from 48% as a result of headcount reductions and related costs associated with the outsourcing of the marketing function. General and administrative expenses, as a percentage of sales, decreased to 30% in 2000 from 40% in 1999 due to continued application of cost containment measures. Management believes these major expense categories, as a percentage of sales, will increase slightly due to the decline in revenue expected in 2001 as compared to 2000 coupled with incremental research and development efforts to increase the Company's product pipeline.

YEARS ENDED DECEMBER 31, 2000 AND 1999

REVENUES AND MARGINS. Net product sales decreased $410,000 or 4% to $8.8 million in 2000 from $9.2 million in 1999. Sales during both periods were comprised almost entirely of sales of the Company's gamma detection systems. Gross margins decreased to 44% of net sales in 2000 from 51% of net sales in 1999. The decrease in gross margins is primarily the result of the change in the type of sales made by the Company related to entering the distribution agreement with Ethicon at the end of September 1999. Under the terms of this agreement, the Company's instrument products are sold to Ethicon at a wholesale transfer price. Prior to entering the Ethicon agreement, the Company sold its instrument products directly to end customers at retail prices during the first nine months of 1999. The cost to manufacture the Company's products did not change significantly from 1999 to 2000. The effect of the decrease in gross margins on profitability is offset by the decline in marketing expenses discussed below. Revenues in 2000 also included $800,000 from the pro-rata recognition of license fees related to the distribution agreement with Ethicon and $75,000 from the recognition of milestone fees related to the NuRIGS option agreement to license certain of the Company's RIGS products. Revenues in 1999 included only $200,000 related to the pro-rata recognition of license fees from Ethicon.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased $916,000 or 66% to $473,000 in 2000 from $1.4 million in 1999. The decrease is primarily due to the reimbursement of certain research and development expenses associated with the Company's distribution agreement with Ethicon. Research and development expenses in 2000 included approximately $40,000 in non-recurring severance charges and $150,000 in unreimbursed costs for development of products launched in fiscal year 2000.

MARKETING AND SELLING EXPENSES. Marketing and selling expenses decreased $3.4 million or 92% to $284,000 in 2000 from $3.7 million in 1999, excluding a one-time $700,000 charge related to termination of the Company's agreement with KOL. Marketing and selling expenses, as a percentage of sales, decreased to 3% of sales in 2000 from 40% of sales in 1999. These results reflect lower internal marketing headcount and out-of-pocket expense levels in 2000 as compared to 1999 as well as elimination of marketing partner commissions over the same periods, due to entering the distribution agreement with Ethicon. Marketing and selling expenses in 2000 also included approximately $40,000 in non-recurring severance charges related to the separation of marketing personnel.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $1.0 million or 28% to $2.7 million in 2000 from $3.7 million in 1999. The decrease was primarily a result of reductions in overhead costs such as professional services, space costs, taxes and insurance. General and administrative expenses in 2000 also included abandonment charges of approximately $250,000 related to patents and other intellectual property which will no longer be supported by the Company.

LOSSES RELATED TO SUBSIDIARIES IN LIQUIDATION. The Company incurred certain charges in 1999 related to interest and other overhead costs incurred during the wind-down process of subsidiaries in liquidation. No such charges were incurred in 2000.

OTHER INCOME. Other income decreased $330,000 or 37% to $553,000 in 2000 from $883,000 in 1999. Other income in 2000 consisted primarily of $262,000 in one-time gains from the forgiveness of royalties due under a research and development agreement, interest income on the Company's investments, and $49,000 in gains on the sale of certain property and equipment. Other income in 1999 included a $699,000 non-cash gain on deconsolidation of subsidiaries, $226,000 in one-time gains from the settlement of certain previously recorded liabilities at less than their original face value, and interest income on the Company's investments, offset by $60,000 in losses on the disposal of certain assets. The

Company's interest income increased in 2000 due to increased overall average levels of cash and investments during 2000 as compared to 1999.

YEARS ENDED DECEMBER 31, 1999 AND 1998

REVENUES AND MARGINS. Net sales increased $3.4 million or 59% to $9.2 million in 1999 from $5.8 million in 1998. Sales during both years were comprised almost entirely of sales of the Company's gamma detection systems. The increase in instrument sales is the result of entering the distribution agreement with Ethicon effective October 1, 1999, sales of the neo2000 system for a full year in 1999 versus one quarter in 1998, and the continuing growth of the lymphatic mapping technique in the surgical oncology marketplace. Gross margins decreased to 51% of net sales in 1999 from 76% of net sales in 1998 due to a higher proportion of sales made in 1999 under various distributor arrangements that were not in place in 1998. Revenues in 1999 also included $200,000 related to the pro-rata recognition of license fees from Ethicon.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased $13.0 million or 90% to $1.4 million in 1999 from $14.4 million in 1998. Approximately $9.9 million of the decrease is due to the suspension during 1998 of substantially all research and development activities related to the Company's RIGS and ACT initiatives. The remainder of the decrease is due to expenses incurred during the first nine months of 1998 related to the development of the neo2000 system and related instruments that were commercially launched during the fourth quarter of 1998. Expenses in 1999 also included a non-cash write-off of approximately $218,000 in capitalized pre-production costs written off and $75,000 in separation charges related to personnel who were severed in connection with the signing of the Ethicon Agreement.

MARKETING AND SELLING EXPENSES. Marketing and selling expenses, excluding a one-time $700,000 charge related to termination of the Company's agreement with KOL, decreased $1.6 million or 30% to $3.7 million in 1999 compared to $5.3 million in 1998. Excluding the KOL charge, marketing expenses, as a percentage of sales, decreased to 40% of sales in 1999 from 90% of sales in 1998. These results reflect lower internal marketing expense levels in 1999 as compared to 1998, offset by increases in marketing partner commissions over the same periods. Marketing expenses in 1999 also included $221,000 in separation charges related to personnel who were severed in connection with the signing of the Ethicon Agreement.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $2.4 million or 39% to $3.7 million in 1999 from $6.1 million in 1998. The decrease was primarily a result of reductions in headcount during 1998 and declines in asset impairment charges and other headcount-related overhead costs such as space costs, taxes and insurance. These cost decreases were offset by $106,000 in severance charges in 1999 related to personnel who were severed in connection with the signing of the Ethicon Agreement in October 1999.

LOSSES RELATED TO SUBSIDIARIES IN LIQUIDATION. The losses decreased $6.7 million or 93% to $475,000 in 1999 from $7.2 million in 1998. During 1999, the losses relate to interest and other overhead costs incurred during the wind-down process. Costs in 1998 include $1.7 million of asset impairment and $235,000 of severance and other exit costs related to the decision in the third quarter of 1998 to shutdown and liquidate Neoprobe Europe AB (Neoprobe Europe), and $5.1 million of asset impairment and $79,000 of severance and other exit costs related to the decision in the fourth quarter of 1998 to shutdown and liquidate Neoprobe (Israel) Ltd. (Neoprobe Israel).

OTHER INCOME. Other income increased $447,000 or 103% to $883,000 in 1999 from $436,000 in 1998. Other income during 1999 included a $699,000 non-cash gain on deconsolidation of subsidiaries, $226,000 in one-time gains from the settlement of certain previously recorded liabilities at less than their original face value, and interest income on the Company's investments, offset by $60,000 in losses on the disposal of certain assets. The gain on deconsolidation resulted primarily from the removal of Neoprobe Israel from consolidation. Neoprobe

Israel owes approximately $900,000 to various trade creditors for which the Company has no contractual obligation to pay. As a result of removing Neoprobe Israel from consolidation, the liabilities to trade creditors were also removed along with Neoprobe Israel's remaining assets, thereby creating a net gain of $699,000 on the standalone books of the Company. Other income in 1998 consisted primarily of interest income. The Company's interest income declined due to the decline in overall average levels of investments during 1999 as compared to 1998.

LIQUIDITY AND CAPITAL RESOURCES

In 2000, cash generated from operations of $1.7 million and proceeds from the sale of $1.5 million in investments were used to pay $2.5 million in retirement of preferred stock and $650,000 in other short-term debt. The Company ended the year with a cash balance of $4.6 million and debt of less than $150,000.

OPERATING ACTIVITIES -- Cash from operations decreased $300,000 in 2000 from $2.0 million in 1999 and increased from $23.0 million used in operations in 1998. Working capital increased to $3.8 million at December 31, 2000 as compared to $1.0 million at December 31, 1999. The current ratio increased to 2.6 at December 31, 2000 from 1.2 at December 31, 1999. The increase in working capital was primarily related to higher earnings in 2000 coupled with lower overall working capital requirements.

Accounts receivable decreased modestly to $365,000 at December 31, 2000 from $453,000 at December 31, 1999. Inventory levels declined to $941,000 at December 31, 2000 as compared to $1.1 million at December 31, 1999. Inventory at December 31, 1999 included approximately $640,000 of demonstrator units the Company had repurchased from KOL. The KOL inventory was repurchased in accordance with the termination of a marketing agreement with KOL. The repurchased KOL units were then sold to Ethicon in 2000 as part of entering the distribution agreement. Inventory at December 31, 2000 includes safety stock of finished goods as well as critical component and long lead-time raw materials to ensure uninterrupted product supply to Ethicon. The Company expects receivable levels to fluctuate in 2001 depending on the timing of purchases by Ethicon. Inventory may increase slightly as the Company continues to evaluate appropriate safety stock levels and endeavors to optimize production activities.

INVESTING ACTIVITIES -- Cash provided by investing activities in 2000 totaled $1.4 million versus $370,000 in 1999. During January 2000, the Company sold an investment in an Israeli biotechnology company for $1.5 million. Investing activities in 1999 involved primarily the sale of short-term investments to fund operations. Capital expenditures in 2000 were split between purchases of production tools and equipment and technology infrastructure but were offset by the sale of excess furniture and fixtures accumulated from prior year headcount reductions. Capital needs for 2001 are expected to be consistent with those in 2000.

FINANCING ACTIVITIES -- Financing activities used $3.3 million in cash in 2000 versus providing cash of $1.9 million in 1999. During the first quarter of 2000, the Company paid holders of Series B preferred stock $2.5 million in cash and issued them 3 million each of common shares and warrants to purchase common shares in exchange for retiring the outstanding preferred shares. The Series B preferred stock had been originally issued in February 1999 for $2.8 million in net proceeds. Also in 2000, the Company paid off debt totaling $812,000, leaving the Company with less than $150,000 in debt at December 31, 2000.

During January 2001, the Company executed a revolving line of credit with a bank that will provide the Company with access to up to $1.5 million to finance general working capital needs, subject to certain terms and covenants. The Company does not anticipate significant draws on the line of credit during 2001.

NEW ACCOUNTING PRONOUNCEMENTS -- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 was originally required to be adopted in years beginning after June 15, 1999; however, SFAS No. 137 deferred the effective date to fiscal quarters of fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 and a second related amendment, SFAS No. 138 effective January 1, 2001. The Statement will require companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedge asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company anticipates that the adoption of this Statement will have no impact on its results of operations or financial position.

OTHER ITEMS AFFECTING FINANCIAL CONDITION -- At December 31, 2000, the Company had U.S. net operating tax loss carryforwards and tax credit carryforwards of approximately $93.0 million and $4.3 million, respectively, available to offset or reduce future income tax liability, if any, through 2020. However, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, use of prior tax loss and credit carryforwards may be limited after an ownership change. As a result of ownership changes as defined by Sections 382 and 383, which have occurred at various points in the Company's history, management believes utilization of the Company's tax loss carryforwards and tax credit carryforwards may be limited.

At December 31, 2000, the Company's balance sheet does not reflect any obligations of Neoprobe Israel. However, it is possible, in the event any proceeds of the liquidation of Neoprobe Israel do not fully satisfy the outstanding obligations of Neoprobe Israel, that creditors could seek to pursue claims directly against the Company under a judicial doctrine generally referred to as "piercing the corporate veil." In the event the creditors were successful in making a claim under this judicial doctrine, the Company may be required to pay the creditors some or all of the amounts owed by Neoprobe Israel. Payment of such an amount would severely deplete the Company's cash, and the Company might not be able to continue operations without seeking relief from creditors. However, management believes that the prospect that creditors would prevail if such claims were brought against the Company is remote. As such, no provision for such a contingent loss has been recorded in the Company's financial statements at December 31, 2000.

OUTLOOK

This Outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. The Company's financial performance is highly dependent on the success of its gamma detection instrument product line. While the Company remains optimistic about the prospects for its other proprietary technologies, these technologies are not anticipated to generate any significant revenue for the Company during 2001, with the possible exception of license fees related to the RIGS technology. However, there can be no assurances that the Company will achieve the volume of sales anticipated in connection with the Ethicon Agreement, or if achieved that the margin on such sales will be adequate to produce positive operating cash flow. There can also be no assurances that the Company will receive any significant license fees related to the RIGS technology in 2001, if at all. The Company believes its December 31, 2000 cash position and sources of future cash flow are adequate for the Company to continue operating for the foreseeable future. However, if the Company does not generate adequate funds from operations, it may need to further modify its business plan and seek other financing alternatives. Such alternatives may include asset dispositions that could force the Company to further change its business plan.

ILM

Numerous articles have been published in recent years on the topics of sentinel lymph node biopsy and ILM in peer reviewed journals, and a number of thought leaders and cancer treatment institutions have recognized and embraced the technology as standard of care for melanoma and in some cases, for breast cancer. However, as the melanoma market represents less than 10% of the breast care market, standard of care recognition related to breast care is much more critical for the Company. Standard of care designation for breast cancer is most likely dependent on completion of several large multi-center clinical trials in the U.S. and abroad. Final data from these studies likely will not be presented for several years. However, the Company believes that the surgical community will continue to adopt the ILM application while the standard of care determination is still pending. The Company also believes the lymphatic targeting agent being developed by UCSD for Neoprobe, if it should become commercially available, could improve the adoption of ILM in future years.

Neoprobe is excited by the increased attention focused on ILM by the medical community at surgical conferences, especially related to investigations into other applications beyond melanoma and breast cancer. We are also encouraged by an approximately 50% increase in end-customer device placements of our products in 2000 over 1999. However, exact market penetration for the Company's products is difficult to gauge as there are no widely published use statistics on this specific type of device or the application of sentinel lymph node biopsy. The Company believes, based on anecdotal information, that U.S. application of ILM has increased steadily over the past few years but that the domestic adoption rate for lymphatic mapping, exclusive of community hospitals, may be slowing. However, the Company also believes market penetration in other major global markets for hand-held gamma detection devices is still relatively low and represents primarily thought leaders in the surgical community that have adopted the procedure. Neoprobe believes the primary market potential for our products in all major global markets in 2001 will continue to be at the local/community hospital level that typically lag though leader research centers and major hospitals in adapting to new technologies. A slower than anticipated adoption rate may negatively impact the Company's sales volumes, and therefore, revenues and net income in 2001.

In addition, under the terms of the Company's marketing agreement with Ethicon, the transfer price on product sales that the Company receives is based on a percentage of Ethicon's end-customer sales price, subject to a price floor. To date, the Company's products have commanded a price premium in most of the markets in which they are sold that we believe is due to their superior product performance and ease of use. While Neoprobe continues to believe in the technical and user-friendly superiority of its products, competitors continue to innovate and the Company may not be able to command a premium price in all markets. In addition, under the current agreement, Neoprobe will receive a lower percentage of the end customer price in 2001 versus what was received in 2000 relating to existing products. The combination of potential price erosion and a lower percentage share of the end-customer sales price is expected to result in an overall negative impact to device revenue and may decrease the Company's gross margin by as much as ten to fifteen percentage points in 2001. Such a negative change in gross margin is expected to have a direct impact on net income.

The Company expects operating results for 2001 to show modest profitability due to the slower than anticipated adoption rate for ILM and a lower expected transfer price to Ethicon. In addition, the Company expects to modestly increase its research and development expenditures that have been curtailed over the past two years. Having stabilized the Company's financial position, management believes it is necessary to invest additional funds into research and development during 2001 in order to maintain Neoprobe's leadership position in the gamma detection arena. Incremental research in 2001 is also expected to decrease net income for the year.

RIGS and ACT

The Company intends to continue to work with NuRIGS to further the development of RIGScan CR. The Company may incur some costs during 2001 related to assisting NuRIGS with their negotiations and submissions to regulatory authorities, although such costs are not expected to be significant. In addition, the Company expects to incur some costs during 2001 related to identification of a potential partner for the ACT technology; however, these costs are not expected to be significant.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and other Company filings with the Securities and Exchange Commission and in our reports to shareholders. Statements which related to other than strictly historical facts, such as statements about the Company's plans and strategies, expectations for future financial performance, new and existing products and technologies, and markets for the Company's products are forward-looking statements within the meaning of the Act. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and other similar expressions identify forward-looking statements. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance, and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following are some of the factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in or underlying our Company's forward-looking statements:

- Neoprobe has suffered significant operating losses for several years in its history and it may not be able to continue to achieve the profitability it enjoyed in 2000.

- Neoprobe products may not achieve the broad market acceptance they need in order to be a commercial success.

- Neoprobe relies on a third party for its worldwide marketing and distribution, who may not be successful in selling Neoprobe's products.

- Neoprobe relies on third parties to manufacture its products and Neoprobe will suffer if they do not perform.

- Neoprobe may have difficulty raising additional capital, which could deprive it of necessary resources.

-    Neoprobe may lose out to larger and better-established competitors.

-    Neoprobe's products may be displaced by newer technology.

- Neoprobe is in a highly regulated business and it could face severe problems if does not comply with all regulatory requirements in the global markets in which Neoprobe's products are sold.

- Neoprobe's intellectual property may not have or provide sufficient legal protections against infringement or loss of trade secrets.

ADDITIONAL INFORMATION

For additional information about our operations, cash flows, liquidity and capital resources, please refer to the information on pages 22 through 23 of this report.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company, and the related notes, together with the report of KPMG LLP dated February 21, 2001 are set forth at pages F-1 through F-26 attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS.

THE FOLLOWING DIRECTORS' TERMS SHALL CONTINUE UNTIL THE 2001 ANNUAL MEETING:

DAVID C. BUPP, age 51, has served as President and a director of the Registrant since August 1992 and as Chief Executive Officer since February 1998. From August 1992 to May 1993, Mr. Bupp served as Treasurer of the Registrant. In addition to the foregoing positions, from December 1991 to August 1992, he was Acting President, Executive Vice President, Chief Operating Officer and Treasurer, and from December 1989 to December 1991, he was Vice President, Finance and Chief Financial Officer. From 1982 to December 1989, Mr. Bupp was Senior Vice President, Regional Manager for AmeriTrust Company National Association, a nationally chartered bank holding company, where he was in charge of commercial banking operations throughout Central Ohio. Mr. Bupp has a B.A. degree in Economics from Ohio Wesleyan University. Mr. Bupp completed a course of study at Stonier Graduate School of Banking at Rutgers University.

JULIUS R. KREVANS, M.D., age 76, has served as a director of the Registrant since May 1994 and as Chairman of the Registrant since February 1999. Dr. Krevans served as Chancellor of the University of California, San Francisco from July 1982 until May 1993, and now serves on the faculty of that institution's School of Medicine. Prior to his appointment as Chancellor, Dr. Krevans served as a Professor of Medicine and Dean of the School of Medicine at the University of California, San Francisco from 1971 to 1982. Dr. Krevans is a member of the Institute of Medicine, National Academy of Sciences, and led its committee for the National Research Agenda on Aging until 1991. He is Chairman of the Bay Area Economic Forum, a member of the Medical Panel of A.P. Giannini Foundation, and a member of the Board of Directors of the Bay Area BioScience Center. Dr. Krevans has a B.S. degree and a M.D. degree, both from New York University.

JAMES F. ZID, age 67, has served as a director of the Registrant since November 1993. Mr. Zid also serves as a director of Net Med, Inc. Now retired, Mr. Zid was a partner from September 1981 until September 1993 (and served as managing partner of the Columbus, Ohio office from September 1981 to September 1992) of Ernst & Young and its predecessors. Mr. Zid has a B.S. degree in Accounting from St. Joseph's College.

THE FOLLOWING DIRECTORS' TERMS SHALL CONTINUE UNTIL THE 2002 ANNUAL MEETING:

NANCY E. KATZ, age 41, has served as a director of the Company since January 2001. Ms. Katz currently serves as President, Chief Executive Officer, Chief Financial Officer and a director of Calypte Biomedical Corporation. Ms. Katz joined Calypte in October 1999 as President, Chief Operating Officer and Chief Financial Officer. Prior to joining Calypte, Ms. Katz served as President of Zila Pharm Inc. From 1997 to 1998, Ms. Katz served as Vice President of Sales & Marketing of LifeScan (the diabetes testing division of Johnson & Johnson) and Vice President of U.S. Marketing, directing LifeScan's marketing and customer call center departments from 1995 to 1997. During her seven-year career at Schering-Plough Healthcare Products from 1987 to 1994, she held numerous positions including Senior Director & General Manager, Marketing Director for Footcare New Products, and Product Director of OTC New Products. Ms. Katz also held various product management positions at American Home Products from 1981 to 1987. Ms. Katz received her B.A. in Business Administration from the University of South Florida.

MICHAEL P. MOORE, M.D., PH.D., age 50, has served as a director of the Registrant since May 1994. Dr. Moore has been Attending Physician, Breast Surgery, Columbia Presbyterian Medical Center since June 1986. Dr. Moore has a B.S. degree from Boston College, a Ph.D. degree from Loyola University of Chicago, and a M.D. degree from The Loyola Stritch School of Medicine.


THE FOLLOWING DIRECTORS' TERMS SHALL CONTINUE UNTIL THE 2003 ANNUAL MEETING:

JOHN S. CHRISTIE, age 51, has served as a director of the Registrant since May 1997. Mr. Christie has served as President and Chief Operating Officer of Worthington Industries, Inc. since June 1999. Mr. Christie served as President of JMAC, Inc., an investment holding company, from September 1995 to June 1999. From August 1988 until September 1995, he was a Senior Vice President of Battelle Memorial Institute. Mr. Christie also serves as a director of Karrington Health, Inc. Mr. Christie has a B.S. degree in Business Administration from Miami University and an MBA from Emory University.

J. FRANK WHITLEY, JR., age 58, has served as a director of the Registrant since May 1994. Mr. Whitley was Director of Mergers, Acquisitions and Licensing at The Dow Chemical Company (Dow), a multinational chemical company, from June 1993 until his retirement in June 1997. After joining Dow in 1965, Mr. Whitley served in a variety of marketing, financial, and business management functions. Mr. Whitley has a B.S. degree in Mathematics from Lamar State University.

EXECUTIVE OFFICERS

The executive officers of the Company and their ages and positions are as follows:

              NAME                  AGE              POSITION
              ----                  ---              --------

         Carl M. Bosch                44         Vice President, Instrument Development

         Rodger A. Brown              50         Vice President, Regulatory Affairs and Quality
                                                 Assurance

         David C. Bupp                51         President, Chief Executive Officer and Director

         Brent L. Larson              37         Vice President, Finance, Chief Financial Officer,
                                                 Treasurer and Assistant Secretary

Carl M. Bosch has served as Vice President, Instrument Development since March 2000. Mr. Bosch served as Director, Instrument Development from May 1998 to March 2000. Prior to joining Neoprobe, Mr. Bosch was employed by GE Medical Systems from 1994 to 1998 where he served as Manager, Nuclear Programs. From 1977 to 1994, Mr. Bosch was employed by GE Aerospace in several engineering and management functions. Mr. Bosch has a B.S. degree in Electrical Engineering from Lehigh University and a M.S. degree in Systems Engineering from the University of Pennsylvania.

Rodger A. Brown has served as Vice President, Regulatory Affairs and Quality Assurance since November 2000. From July 1998 through November 2000, Mr. Brown served as Director, Regulatory Affairs for the Company. Prior to joining the Company, Mr. Brown served as Director of Operations for Biocore Medical Technologies, Inc. from April 1997 to April 1998. From 1981 through 1996, Mr. Brown served as Director, Regulatory Affairs/Quality Assurance for E for M Corporation, a subsidiary of Marquette Electronics, Inc.

David C. Bupp has served as President and a director of the Company since August 1992 and as Chief Executive Officer since February 1998. From August 1992 until February 1998, Mr. Bupp served as Chief

Operating Officer of the Company. From August 1992 to May 1993, Mr. Bupp served as Treasurer of the Company. In addition to the foregoing positions, from December 1991 to August 1992, he was Acting President, Executive Vice President, Chief Operating Officer and Finance and Chief Financial Officer. From 1982 to December 1989, Mr. Bupp was Senior Vice President, Regional Manager for AmeriTrust Company National Association, a nationally chartered bank holding company, where he was in charge of commercial banking operations throughout Central Ohio. Mr. Bupp has a B.A. degree in Economics from Ohio Wesleyan University. Mr. Bupp completed a multi-year course of study at Stonier Graduate School of Banking at Rutgers University.

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

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth certain information concerning the annual and long-term compensation of the chief executive officer of the Company and the Company's other three executive officers having annual compensation in excess of $100,000 during the last fiscal year (the Named Executives) for the Company's last three fiscal years.


                                                                                     LONG TERM
                                                                                   COMPENSATION
                                                                                       AWARDS
                                                                               ------------------------
                                                                                             SECURITIES
                                                                               RESTRICTED      UNDER-
                                                        ANNUAL COMPENSATION      STOCK         LYING
                                                        -------------------      AWARDS        OPTIONS      ALL OTHER
NAME AND PRINCIPAL POSITION                YEAR          SALARY     BONUS          ($)           (#)       COMPENSATION
---------------------------                ----          ------     -----      ----------    ----------    ------------

Carl M. Bosch,                             2000        $125,625    $ 68,325   $ 42,180(f)       45,000      $  1,643(b)
  Vice President                           1999         116,250      23,104             -       20,000         1,163(b)
   Instrument Development(h)               1998          69,000      10,000             -       10,000        12,000(j)

Matthew F. Bowman,                         2000        $ 51,603    $      -   $         -            -      $202,117(g)
 Senior Vice President                     1999         232,389      10,259     12,500(c)       30,000         1,600(b)
 Marketing and Operations(e)               1998         204,690           -     27,250(c)      136,900         1,600(b)

Rodger A. Brown,                           2000        $ 83,534    $ 33,240   $         -       35,000      $         -
 Vice President, Regulatory Affairs/       1999          77,431      16,055             -       20,000                -
  Quality Assurance(i)                     1998          35,215           -             -       14,500                -

David C. Bupp,                             2000        $304,769    $106,300   $140,600(a)      180,000      $  1,700(b)
 President and Chief                       1999         306,731           -     21,875(a)            -         1,600(b)
 Executive Officer                         1998         297,222           -    270,000(a)       30,000         1,600(b)

Brent L. Larson,                           2000        $126,250    $ 44,900   $ 56,240(d)       60,000      $  1,313(b)
 Vice President, Finance                   1999         109,375      23,104      6,250(d)       25,000         1,325(b)
 and Chief Financial Officer               1998          83,385           -     13,760(d)       32,200           888(b)


(a) The aggregate number of Mr. Bupp's restricted stock holdings at December 31, 2000 was 210,000 shares with an aggregate value of $88,599. Mr. Bupp has the right to receive dividends other than dividends on or distributions of shares of any class of stock issued by Neoprobe which dividends or distributions will be delivered to Neoprobe under the same restrictions on transfer and possibility of forfeitures as the shares of restricted stock from which they derive.

(b) Amounts of matching contribution under the Neoprobe Corporation 401(k) Plan (the 401(k) Plan). Eligible employees may make voluntary contributions and the Company may, but is not obligated to, make matching contributions based on 20 percent of the employee's contribution, up to five percent of the employee's salary. Contributions by employees are invested by an independent plan administrator in mutual funds and contributions, if any, by the Company are made in the form of shares of common stock. The 401(k) Plan is intended to qualify under section 401 of the Internal Revenue Code, which provides that employee and Company contributions and income earned on contributions are not taxable to the employee until withdrawn from the plan, and that Company contributions will be deductible by the Company when made.

(c) The aggregate number of Mr. Bowman's restricted stock holdings at December 31, 2000 was 60,000 shares with an aggregate value of $25,314. Mr. Bowman has the right to receive dividends other than dividends on or distributions of shares of any class of stock issued by Neoprobe which dividends or distributions will be delivered to Neoprobe under the same restrictions on transfer and possibility of forfeitures as the shares of restricted stock from which they derive. Mr. Bowman's restricted stock will be forfeited effective March 31, 2001 absent a qualifying change in control of the Company.

(d) The aggregate number of Mr. Larson's restricted stock holdings at December 31, 2000 was 70,000 shares with an aggregate value of $29,533. Mr. Larson has the right to receive dividends other than dividends on or distributions of shares of any class of stock issued by Neoprobe which dividends or distributions will be delivered to Neoprobe under the same restrictions on transfer and possibility of forfeitures as the shares of restricted stock from which they derive.

(e) Mr. Bowman began his employment with the Company in June 1996, and ended his employment with the Company in March 2000.

(f) The aggregate number of Mr. Bosch's restricted stock holdings at December 31, 2000 was 30,000 shares with an aggregate value of $12,657. Mr. Bosch has the right to receive dividends other than dividends on or distributions of shares of any class of stock issued by Neoprobe which dividends or distributions will be delivered to Neoprobe under the same restrictions on transfer and possibility of forfeitures as the shares of restricted stock from which they derive.

(g) This amount includes payments to Mr. Bowman relating to his separation from the Company of $200,417 for severance; see Compensation Agreements With Other Named Executive Officers--Severance Agreements. The remaining $1,700 was a matching contribution to Mr. Bowman's 401(k) account; see footnote
     (b) to this table.

(h) Mr. Bosch began his employment with the Company in May 1998 and was promoted to Vice President in March 2000.

(i) Mr. Brown began his employment with the Company in July 1998 and was promoted to Vice President in November 2000.

(j) This amount represents the reimbursement of moving expenses related to Mr. Bosch's relocation to Columbus, Ohio.

OPTION GRANTS IN LAST FISCAL YEAR
---------------------------------

The following table presents certain information concerning stock options granted to the Named Executives during the last fiscal year (2000).

                                                INDIVIDUAL GRANTS

----------------------------------------------------------------------------------------------

                                                   PERCENT OF
                              NUMBER OF            TOTAL
                              SECURITIES           OPTIONS GRANTED
                              UNDERLYING OPTIONS   TO EMPLOYEES IN  EXERCISE PRICE  EXPIRATION
NAME                          GRANTED (SHARES)     FISCAL YEAR      PER SHARE       DATE
----                          ------------------   ---------------  --------------  ----------

Carl M. Bosch                          45,000(a)                6%           $0.50   01/04/10(b)

Rodger A. Brown                        35,000(a)                5%           $0.50   01/04/10(b)

David C. Bupp                         180,000(a)               24%           $0.50   01/04/10(b)

Brent L. Larson                        25,000(a)                8%           $0.50   01/04/10(b)


(a) Vests as to one-third of these shares on each of the first three anniversaries of the date of grant.

(b) The options terminate on the earlier of the expiration date, nine months after death or disability, 90 days after termination of employment without cause or by resignation or immediately upon termination of employment for cause.

(c) The per share weighted average fair value of these stock options during 2000 was $0.40 on the date of grant using the Black Scholes option pricing model with the following assumptions: an expected life of 4 years, an average risk-free interest rate of 6.37%, volatility of 143% and no expected dividend rate.

FISCAL YEAR-END OPTION NUMBERS AND VALUES
-----------------------------------------

The following table sets forth certain information concerning the number and value of unexercised options held by the Named Executives at the end of the last fiscal year (December 31, 2000). There were no stock options exercised by the named executives during the fiscal year ended December 31, 2000.

                                    NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                   UNDERLYING UNEXERCISED              IN-THE-MONEY OPTIONS
                                 OPTIONS AT FISCAL YEAR-END:            AT FISCAL YEAR-END:
NAME                             EXERCISABLE/UNEXERCISABLE          EXERCISABLE/UNEXERCISABLE
----                             ---------------------------        -------------------------

Carl M. Bosch                             15,528/59,472                         0/0

Rodger A. Brown                           17,234/52,266                         0/0

David C. Bupp                           320,600/295,000                         0/0

Brent L. Larson                           43,133/81,567                         0/0

LONG-TERM INCENTIVE PLANS-AWARDS IN LAST FISCAL YEAR
----------------------------------------------------

The following table sets forth certain information concerning restricted stock awards to Named Executives during fiscal year 2000.

                                    NUMBER OF SHARES                PERFORMANCE OR OTHER
                                     UNITS OR OTHER                PERIOD UNTIL MATURATION
NAME                                    RIGHTS                           OR PAYOUT
---------------------------         ----------------               -----------------------

Carl M. Bosch                               30,000(a)                             03/22/00

David C. Bupp                              100,000(a)                             03/22/00

Brent L. Larson                             40,000(a)                             03/22/00

(a) These awards are shares of restricted stock which the grantees purchased for $.001 per share. Grantees may not transfer or sell their shares unless and until such shares vest. Each grantee forfeits his unvested shares on the earliest of the termination of his employment for any reason unless the Company is, at the time of termination for death or disability, actively engaged in negotiations that could reasonably be expected to lead to a change in control of the Company or the tenth anniversary of the date of grant. The restricted shares that have not been previously forfeited will vest if and when there is a change in control of the Company. Except for these restrictions on transfer and possibilities of forfeiture, the grantees have all other rights with respect to their restricted shares, including the right to vote such shares and receive cash dividends.

COMPENSATION OF MR. BUPP
------------------------

EMPLOYMENT AGREEMENT. David C. Bupp is employed under an eighteen-month employment agreement effective July 1, 2000. The employment agreement provides for an annual base salary of $310,000.

The Compensation Committee of the Board of Directors will, on an annual basis, review the performance of the Company and of Mr. Bupp and will pay a bonus to Mr. Bupp as it deems appropriate, in its discretion. Such review and bonus will be consistent with any bonus plan adopted by the Compensation Committee which covers the executive officers of the Company generally. The Company paid a $106,300 bonus to Mr. Bupp relating to fiscal year 2000.

If a change in control occurs with respect to the Company and the employment of Mr. Bupp is concurrently or subsequently terminated (i) without cause (cause is defined as any willful breach of a material duty by Bupp in the course of his employment or willful and continued neglect of his duty as an employee), (ii) the term of Mr. Bupp's employment agreement expires or (iii) Mr. Bupp resigns because his authority, responsibilities or compensation have materially diminished, a material change occurs in his working conditions or the Company breaches the agreement, Mr. Bupp will be paid a severance payment of $697,500 (less amounts paid as Mr. Bupp's salary and benefits that continue for the remaining term of the agreement if his employment is terminated without cause). If any such termination occurs after the substantial completion of the liquidation of the assets of the Company, the severance payment shall be increased by $77,500. A change in control includes (a) the acquisition, directly or indirectly, by a person (other than the Company or an employee benefit plan established by the Board of Directors) of beneficial ownership of 15 percent or more of the Company's securities with voting power in the next meeting of holders of voting securities to elect the Directors; (b) a majority of the Directors elected at any meeting of the holders of the Company's voting securities are persons who were not nominated by the Company's then current Board of Directors or an authorized committee thereof; (c) the stockholders of the Company approve a merger or consolidation of the Company with another person, other than a merger or consolidation in which the holders of the Company's voting securities outstanding immediately before such merger or consolidation continue to hold voting securities in the surviving or resulting corporation (in the same relative proportions to each other as existed before such event) comprising eighty percent (80%) or more of the voting power for all purposes of the surviving or resulting corporation; or (d) the stockholders of the Company approve a transfer of substantially all of the assets of the Company to another person other than a transfer to a transferee, eighty percent (80%) or more of the voting power of which is owned or controlled by the Company or by the holders of the Company's voting securities outstanding immediately before such transfer in the same relative proportions to each other as existed before such event.

Mr. Bupp's compensation will continue for the full term of the agreement if his employment is terminated without cause.

RESTRICTED STOCK. On March 22, 2000, the Company and Mr. Bupp entered into a restricted stock purchase agreement under which Mr. Bupp purchased 100,000 shares of Common Stock for a purchase price of $0.001 per share. Mr. Bupp may not transfer or sell any of the restricted shares unless and until they vest. Mr. Bupp will forfeit any portion of the restricted shares that has not vested (and the Company will refund the purchase price paid) on the earlier of the date of the termination of his employment under his employment agreement with the Company for any reason unless the Company is, at the time of termination for death or disability, actively engaged in negotiations that could reasonably be expected to lead to a change in control, or March 22, 2010. Restricted shares that have not previously been forfeited will vest if and when there is a change in control of the Company. Except for these restrictions on transfer and possibilities of forfeiture, Mr. Bupp has all other rights with respect to the restricted shares, including the right to vote such shares and receive cash dividends. Mr. Bupp also holds 35,000, 45,000 shares and 30,000 shares of restricted stock granted under similar terms on April 30, 1999, May 20, 1998 and June 1, 1996, respectively.

The term "change in control" has the same meaning under Mr. Bupp's restricted stock agreement as it does under Mr. Bupp's employment agreement.

The Company has not recognized any expense under the restricted stock agreements due to the contingent nature of the vesting provisions and the risk of forfeiture.

COMPENSATION OF NON-EMPLOYEE DIRECTORS
--------------------------------------

Non-employee Directors who are not affiliated with a principal stockholder of the Company elected to receive options to purchase common stock in lieu of cash compensation for service during 2000. The Chairman received 45,000 options and other non-employee Directors received 15,000 options each in lieu of cash compensation. The Company reimbursed non-employee Directors for travel expenses for meetings attended during 2000. In addition, each non-employee Director received 15,000 options to purchase common stock as a part of the Company's annual stock incentive grants. Options granted to purchase common stock vest on an annual basis over a three-year period and have an exercise price equal to no less than the market price of common stock at the date of grant.

Directors who are also officers or employees of the Company do not receive any compensation for their services as Directors.

COMPENSATION AGREEMENTS WITH OTHER NAMED EXECUTIVE OFFICERS
-----------------------------------------------------------

EMPLOYMENT AGREEMENT. Carl Bosch is employed under an eighteen-month employment agreement effective April 1, 2000. The employment agreement provides for an annual base salary of $127,000.

Mr. Bupp will, on an annual basis, review the performance of the Company and of Mr. Bosch and the Company will pay a bonus to Mr. Bosch as it deems appropriate, in its discretion. Such review and bonus will be consistent with any bonus plan adopted by the Compensation Committee which covers the executive officers of the Company generally. The Company paid a $68,325 bonus to Mr. Bosch relating to fiscal year 2000.

If a change in control occurs with respect to the Company and the employment of Mr. Bosch is concurrently or subsequently terminated (i) without cause (cause is defined as any willful breach of a material duty by Bosch in the course of his employment or willful and continued neglect of his duty as an employee), (ii) the term of Mr. Bosch's employment agreement expires or (iii) Mr. Bosch resigns because his authority, responsibilities or compensation have materially diminished, a material change occurs in his working conditions or the Company breaches the agreement, Mr. Bosch will be paid a severance payment of $191,250 (less amounts paid as Mr. Bosch's salary and benefits that continue for the remaining term of the agreement if his employment is terminated without cause). If any such termination occurs after the substantial completion of the liquidation of the assets of the Company, the severance payment shall be increased by $31,875. A change in control includes (a) the acquisition, directly or indirectly, by a person (other than the Company or an employee benefit plan established by the Board of Directors) of beneficial ownership of 15 percent or more of the Company's securities with voting power in the next meeting of holders of voting securities to elect the Directors; (b) a majority of the Directors elected at any meeting of the holders of the Company's voting securities are persons who were not nominated by the Company's then current Board of Directors or an authorized committee thereof; (c) the stockholders of the Company approve a merger or consolidation of the Company with another person, other than a merger or consolidation in which the holders of the Company's voting securities outstanding immediately before such merger or consolidation continue to hold voting securities in the surviving or resulting corporation (in the same relative proportions to each other as existed before such event) comprising eighty percent (80%) or more of the voting power for all purposes of the surviving or resulting corporation; or (d) the stockholders of the Company approve a transfer of substantially all of the assets of the Company to another person other than a transfer to a transferee, eighty percent (80%) or more of the voting power of which is owned or controlled by the Company or by the holders of the Company's voting securities outstanding immediately before such transfer in the same relative proportions to each other as existed before such event.

Mr. Bosch's compensation will continue for the full term of the agreement if his employment is terminated without cause.

EMPLOYMENT AGREEMENT. Brent Larson is employed under an eighteen-month employment agreement effective July 1, 2000. The employment agreement provides for an annual base salary of $130,000.

Mr. Bupp will, on an annual basis, review the performance of the Company and of Mr. Larson and the Company will pay a bonus to Mr. Larson as it deems appropriate, in its discretion. Such review and bonus will be consistent with any bonus plan adopted by the Compensation Committee which covers the executive officers of the Company generally. The Company paid a $44,900 bonus to Mr. Larson relating to fiscal year 2000.

If a change in control occurs with respect to the Company and the employment of Mr. Larson is concurrently or subsequently terminated (i) without cause (cause is defined as any willful breach of a material duty by Larson in the course of his employment or willful and continued neglect of his duty as an employee),
(ii) the term of Mr. Larson's employment agreement expires or (iii) Mr. Larson resigns because his authority, responsibilities or compensation have materially diminished, a material change occurs in his working conditions or the Company breaches the agreement, Mr. Larson will be paid a severance payment of $195,000 (less amounts paid as Mr. Larson's salary and benefits that continue for the remaining term of the agreement if his employment is terminated without cause). If any such termination occurs after the substantial completion of the liquidation of the assets of the Company, the severance payment shall be increased by $32,500. A change in control includes (a) the acquisition, directly or indirectly, by a person (other than the Company or an employee benefit plan established by the Board of Directors) of beneficial ownership of 15 percent or more of the Company's securities with voting power in the next meeting of holders of voting securities to elect the Directors; (b) a majority of the Directors elected at any meeting of the holders of the Company's voting securities are persons who were not nominated by the Company's then current Board of Directors or an authorized committee thereof; (c) the stockholders of the Company approve a merger or consolidation of the Company with another person, other than a merger or consolidation in which the holders of the Company's voting securities outstanding immediately before such merger or consolidation continue to hold voting securities in the surviving or resulting corporation (in the same relative proportions to each other as existed before such event) comprising eighty percent (80%) or more of the voting power for all purposes of the surviving or resulting corporation; or (d) the stockholders of the Company approve a transfer of substantially all of the assets of the Company to another person other than a transfer to a transferee, eighty percent (80%) or more of the voting power of which is owned or controlled by the Company or by the holders of the Company's voting securities outstanding immediately before such transfer in the same relative proportions to each other as existed before such event.

Mr. Larson's compensation will continue for the full term of the agreement if his employment is terminated without cause.

SEVERANCE AGREEMENTS. Mr. Bowman ended his employment with the Company on March 31, 2000. Under the terms of a general release and waiver executed in connection with the end of his term of employment, Mr. Bowman received $200,417 in 2000 related to his separation from the Company.

RESTRICTED STOCK. On March 22, 2000, the Company and Mr. Larson entered into a restricted stock purchase agreement under which Mr. Larson purchased 40,000 shares of common stock for a purchase price of $0.001 per share. Mr. Larson may not transfer or sell any of the restricted shares unless and until they vest. Mr. Larson will forfeit any portion of the restricted shares that has not vested (and the Company will refund the purchase price paid) on the earlier of the date of the termination of his employment under his employment agreement with the Company for any reason unless the Company is, at the time of termination for death or disability, actively engaged in negotiations that could reasonably be expected to lead to a change in control, or March 22, 2010. Restricted shares that have not previously been forfeited will vest if and when there is a change in control of the Company. Except for these restrictions on transfer and possibilities of forfeiture, Mr. Larson has all other rights with respect to the restricted shares, including the right to vote such shares and receive cash dividends. Mr. Larson also holds 20,000 shares and 10,000 shares of restricted stock granted under similar terms on April 30, 1999 and October 23, 1998, respectively.

On March 22, 2000, the Company and Mr. Bosch entered into a restricted stock purchase agreement under which Mr. Bosch purchased 30,000 shares of common stock for a purchase price of $0.001 per share. The terms of Mr. Bosch's restricted stock purchase agreement are identical to those contained in Mr. Larson's restricted stock purchase agreement discussed above regarding vesting, forfeiture and rights of ownership.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS,
DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS

The following table sets forth, as of February 28, 2001, certain information with respect to the beneficial ownership of shares of common stock by (i) each person known to the Company to be the beneficial owner of more than 5 percent of the outstanding shares of common stock, (ii) each Director or nominee for Director of the Company, (iii) each of the Named Executives (see Item 10, Executive Compensation--Summary Compensation Table), and (iv) the Company's Directors and executive officers as a group.

                                                       NUMBER OF
                                                        SHARES
                                                     BENEFICIALLY         PERCENT
 BENEFICIAL OWNER                                      OWNED(*)          OF CLASS
------------------------------------------------    ---------------    -------------
 Carl M. Bosch                                           82,255(a)              (m)
 Rodger A. Brown                                         36,168(b)              (m)
 David C. Bupp                                          618,692(c)             2.2%
 John S. Christie                                        35,283(d)              (m)
 Nancy E. Katz                                                -(e)              (m)
 Julius R. Krevans                                       60,183(f)              (m)
 Brent L. Larson                                        155,975(g)              (m)
 Michael P. Moore                                        49,183(h)              (m)
 J. Frank Whitley, Jr.                                   39,183(i)              (m)
 James F. Zid                                            47,283(j)              (m)
 All directors and officers as a group                1,124,205(k)             3.8%
 (10 persons)
 Paramount Capital Asset Management, Inc.             5,992,500(l)            20.5%

(*) Unless otherwise indicated, the beneficial owner has sole voting and investment power over these shares subject to the spousal rights, if any, of the spouses of those beneficial owners who have spouses.

(a) This amount includes 38,334 shares issuable upon exercise of options which are exercisable within 60 days, 30,000 shares of restricted stock that vest on a qualifying change in control of the Company and 3,921 shares in Mr. Bosch's account in the 401(k) Plan, but does not include 81,666 shares issuable upon exercise of options which are not exercisable within 60 days. Mr. Bosch is one of three trustees of the 401(k) Plan and may, as such, share investment power over common stock held in such plan. The 401(k) Plan holds an aggregate total of 66,787 shares of common stock. Mr. Bosch disclaims any beneficial ownership of shares held by the 401(k) Plan that are not allocated to his personal account.

(b) This amount includes 36,168 shares issuable upon exercise of options which are exercisable within 60 days, 30,000 shares of restricted stock that vest on a qualifying change in control of the Company, but does not include 78,332 shares issuable upon exercise of options which are not exercisable within 60 days.

(c) This amount includes 388,100 shares issuable upon exercise of options which are exercisable within 60 days, 210,000 shares of restricted stock that vest on a qualifying change in control of the Company, 6,892 shares in Mr. Bupp's account in the 401(k) Plan and 2,200 shares held by Mr. Bupp's wife and daughters, as to which latter shares he disclaims beneficial ownership, but it does not include 407,500 shares issuable upon exercise of options which are not exercisable within 60 days. Mr. Bupp is one of three trustees of the 401(k) Plan and may, as such, share investment power over common stock held in such plan. The 401(k) Plan holds an aggregate total of 66,787 shares of common stock. Mr. Bupp disclaims any beneficial ownership of shares held by the 401(k) Plan that are not allocated to his personal account.

(d) This amount includes 34,583 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 65,417 shares issuable upon exercise of options which are not exercisable within 60 days.

(e) This amount excludes 30,000 shares issuable upon the exercise of options which are not exercisable within 60 days.

(f) This amount includes 58,183 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 125,417 shares issuable upon exercise of options which are not exercisable within 60 days.

(g) This amount includes 76,367 shares issuable upon exercise of options which are exercisable within 60 days, 70,000 shares of restricted stock that vest on a qualifying change in control of the Company and 4,108 shares in Mr. Larson's account in the 40l(k) Plan, but it does not include 108,333 shares issuable upon exercise of options which are not exercisable within 60 days. Mr. Larson is one of three trustees of the 40l(k) Plan and may, as such, share investment power over common ctock held in such plan. The 40l(k) Plan holds an aggregate total of 66,787 shares of common stock. Mr. Larson disclaims any beneficial ownership of shares held by the 40l(k) Plan that are not allocated to his personal account.

(h) This amount includes 43,183 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 65,417 shares issuable upon exercise of options which are not exercisable within 60 days.

(i) This amount includes 38,183 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 65,417 shares issuable upon exercise of options which are not exercisable within 60 days.

(j) This amount includes 45,683 shares issuable upon exercise of options which are exercisable within 60 days and 1,600 shares held in Mr. Zid's IRA, but does not include 65,417 shares issuable upon exercise of options which are not exercisable within 60 days.

(k) This amount includes 728,784 shares issuable upon exercise of options which are exercisable within 60 days 310,000 shares of restricted stock that vest on a qualifying change in control of the Company and 14,921 shares held in the Company's 401(k) Plan, but it does not include 1,122,916 shares issuable upon the exercise of options which are not exercisable within 60 days. Certain executive officers of the Company are the trustees of the 401(k) Plan and may, as such, share investment power over common stock held in such plan. Each trustee disclaims any beneficial ownership of shares held by the 401(k) Plan that are not allocated to his personal account. The 401(k) Plan holds an aggregate total of 66,787 shares of common stock.

(l) This amount consists of 897,750 shares owned by the Aries Domestic Fund, L.P. (Aries Domestic), 900,000 shares issuable upon the exercise of warrants owned by Aries Domestic, 2,092,250 shares owned by The Aries Master Fund II, a Cayman Island Exempted Company (Aries Master), and 2,100,000 shares issuable upon the exercise of warrants owned by Aries Master. Paramount Capital Management, Inc., a Delaware corporation (Paramount Capital) has shared voting and dispositive power over the shares of Aries Master and Aries Domestic because Paramount Capital is the investment manager of Aries Master and the general partner of Aries Domestic. Lindsay A. Rosenwald, M.D. (Dr. Roswenwald) has shared voting and dispositive power over the shares of Aries Master and Aries Domestic because he is the sole shareholder of Paramount Capital. The address of Paramount Capital, Aries Domestic and Dr. Rosenwald is 787 Seventh Avenue, 48th Floor, New York, New York 10019. The address of Aries Master is c/o Mees Pierson (Cayman) Limited, Post Office Box 2003, American Center, Phase 3, Dr. Roy's Drive, George Town, Grand Cayman. The disclosure contained in this footnote is derived from a Form 4 filed by Paramount Capital, Aries Master, Aries Domestic and Dr. Rosenwald with the SEC on March 7, 2001.

(m)  Less than 1 percent.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  LIST OF EXHIBITS AND FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT
          (3) ARTICLES OF INCORPORATION AND BY-LAWS

          3.1. Complete Restated Certificate of Incorporation of Neoprobe Corporation, as corrected February 18, 1994 and as amended June 27, 1994, July 25, 1995, June 3, 1996, March 17, 1999, and May 9,
               2000 (incorporated by reference to Exhibit 3.1 to the Company's March 31, 2000 Form 10-Q).

          3.2. Amended and Restated By-Laws dated July 21, 1993, as amended July 18, 1995 and May 30, 1996 (incorporated by reference to Exhibit
               99.4 to the Company's Current Report on Form 8-K dated June 20,
               1996).

          3.3. Certificate of Elimination of Neoprobe Corporation filed on May 9, 2000 with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.3 to the Company's March 31, 2000 Form 10-Q).

          (4) INSTRUMENTS DEFINING THE RIGHTS OF HOLDERS, INCLUDING INDENTURES

          4.1. See Articles FOUR, FIVE, SIX and SEVEN of the Restated Certificate of Incorporation of the Company (see Exhibit 3.1).

          4.2. See Articles II and VI and Section 2 of Article III and Section 4 of Article VII of the Amended and Restated By-Laws of the Company (see Exhibit 3.2).

          4.3. Rights Agreement dated as of July 18, 1995 between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 1 of the Company's registration statement on Form 8-A).

          4.4. Amendment Number 1 to the Rights Agreement between the Company and Continental Stock Transfer & Trust Company dated February 16, 1999 (incorporated by reference to Exhibit 4.4 to the Company's December 31, 1998 Form 10-K/A).

         (10) MATERIAL CONTRACTS (*indicates management contract or compensatory plan or arrangement).

         10.1. 1.--10.1.24. Reserved.

         10.1.25. Rights Agreement between the Company and Continental Stock Transfer & Trust Company dated as of July 18, 1995 (see
                  Exhibit 4.3).

         10.1.26.--10.1.30. Reserved.

         10.1.31. Amendment Number 1 to the Rights Agreement between the Company and Continental Stock Transfer & Trust Company dated February 16, 1999 (see Exhibit 4.4).

         10.1.32.--10.1.38. Reserved.

         10.1.39. Settlement Agreement among the Company, The Aries Master Fund, The Aries Domestic Fund, L.P., Paramount Capital, Inc., and Paramount Capital Asset Management, Inc. dated January 20, 2000 (incorporated by reference to Exhibit 10.1.39 of the Company's March 31, 2000 Form 10-Q).

         10.1.40. Reserved.

         10.2.1.--10.2.25. Reserved.

         10.2.26. Amended and Restated Stock Option and Restricted Stock Purchase Plan dated March 3, 1994 (incorporated by reference to Exhibit 10.2.26 to the Company's December 31, 1993 Form 10-KSB).*

         10.2.27.--10.2.34. Reserved.

         10.2.35. Restricted Stock Purchase Agreement dated June 5, 1996 between the Company and David C. Bupp (incorporated by reference to Exhibit 10.2.35 to the Company's December 31, 1997 Form 10-K).*

         10.2.36. Reserved.

         10.2.37. 1996 Stock Incentive Plan dated January 18, 1996 as amended March 13, 1997 (incorporated by reference to Exhibit 10.2.37 to the Company's December 31, 1997 Form 10-K).*

         10.2.38.--10.2.44. Reserved.

         10.2.45. Restricted Stock Purchase Agreement between the Company and David C. Bupp dated May 20, 1998 (incorporated by reference
                  Exhibit 10.2.45 to the Company's June 30, 1998 Form 10-Q).*

         10.2.46.--10.2.47. Reserved.

         10.2.48. Restricted Stock Agreement dated October 23, 1998 between the Company and Brent L. Larson (incorporated by reference to
                  Exhibit 10.2.48 to the Company's December 31, 1998 Form 10-K/A).*

         10.2.49. Reserved

         10.2.50. Restricted Stock Agreement dated April 30, 1999 between the Company and David C. Bupp. This Agreement is one of three substantially identical agreements and is accompanied by a schedule identifying the other agreements omitted and setting forth the material details in which such agreements differ from the one that is filed herewith (incorporated by reference to Exhibit 10.2.50 to the Company's June 30, 1999 Form 10-Q).*

         10.2.51. Reserved.

         10.2.52. Severance Agreement dated November 30, 1999 between the Company and Patricia Coburn (incorporated by reference to Exhibit 10.2.52 to the Company's December 31, 1999 Form 10-K/A).*

         10.2.53. Reserved.

         10.2.54. Restricted Stock Agreement dated March 22, 2000 between the Company and David C. Bupp. This Agreement is one of three substantially identical agreements and is accompanied by a schedule identifying the other agreements omitted and setting forth the material details in which such agreements differ from the one that is filed herewith (incorporated by reference to Exhibit 10.2.54 of the Company's March 31, 2000 Form 10-Q).*

         10.2.55. Agreement, Release and Waiver between the Company and Matthew
                  F. Bowman dated March 31, 2000 (incorporated by reference to
                  Exhibit 10.2.55 to the Company's March 31, 2000 Form 10-Q).*

         10.2.56. Employment Agreement between the Company and Carl M. Bosch dated April 1, 2000 (incorporated by reference to Exhibit
                  10.2.56 to the Company's March 31, 2000 Form 10-Q).*

         10.2.57. Employment Agreement between the Company and Brent L. Larson dated April 1, 2000 (incorporated by reference to Exhibit
                  10.2.57 to the Company's March 31, 2000 Form 10-Q).*

         10.2.58. Employment Agreement between the Company and David C. Bupp dated July 1, 2000 (incorporated by reference to Exhibit
                  10.2.58 to the Company's June 30, 2000 Form 10-Q).*

         10.3.1. Technology Transfer Agreement dated July 29, 1992 between the Company and The Dow Chemical Corporation (incorporated by reference to Exhibit 10.10 to the Company's Form S-1, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

         10.3.2.--10.3.30. Reserved.

         10.3.31. CooperativeResearch and Development Agreement between Company and National Cancer Institute (incorporated by reference to Exhibit 10.3.31 to the Company's September 30, 1995 Form 10-QSB).

         10.3.32.--10.3.44. Reserved.

         10.3.45. License dated May 1, 1996 between Company and The Dow Chemical Company (incorporated by reference to Exhibit 10.3.45 to the Company's June 30, 1996 Form 10-QSB).

         10.3.46. License Agreement dated May 1, 1996 between Company and The Dow Chemical Company (incorporated by reference to Exhibit
                  10.3.46 to the Company's June 30, 1996 Form 10-QSB, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

         10.3.47. License and Option Agreement between the Company and Cira Technologies, Inc. dated April 1, 1998 (incorporated by reference to Exhibit 10.3.47 to the Company's June 30, 1998 Form 10-Q).

         10.3.48. Restated Subscription and Option Agreement between the Company, Cira Technologies, Inc., Richard G. Olsen, John L. Ridihalgh, Richard McMorrow, James R. Blakeslee, Mueller & Smith, Ltd., Pierre Triozzi and Gregory Noll, dated April 17, 1998 (incorporated by reference to Exhibit 10.3.48 to the Company's June 30, 1998 Form 10-Q).

         10.3.49. Restated Stockholders Agreement with the Company, Cira Technologies, Inc., Richard G. Olsen, John L. Ridihalgh, Richard McMorrow, James R. Blakeslee, Mueller & Smith, Ltd., Pierre L. Triozzi and Gregory Noll, dated April 17, 1998 (incorporated by reference to Exhibit 10.3.49 to the Company's June 30, 1998 Form 10-Q).

         10.3.50. Share Purchase Agreement between the Company and Biomedical Investments (1997) Ltd. dated January 19, 2000 (incorporated by reference to Exhibit 10.3.50 to the Company's March 31, 2000 Form 10-Q).

         10.3.51. Option Agreement between the Company and Reico Ltd. dated February 1, 2000 (incorporated by reference to Exhibit 10.1.40 of the Company's March 31, 2000 10-Q).

         10.3.52. Participation Agreement between the Company and Cira, LLC dated November 30, 2000.

         10.4.1.--10.4.32. Reserved.

         10.4.32. Supply Agreement between the Company and eV Products dated December 8, 1997 (incorporated by reference to Exhibit 10.4.32 to Amendment 2 to the Company's December 31, 1997 Form 10-K, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

         10.4.33. Sales and Marketing Agreement dated February 1, 1999 between the Company and KOL Bio Medical Instruments, Inc. (incorporated by reference to Exhibit 10.4.33 to the Company's March 31, 1999 Form 10-Q , confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

         10.4.34.--10.4.36. Reserved.

         10.4.37. Termination Agreement between the Company and KOL Bio-Medical Instruments, Inc. dated October 1, 1999 (incorporated by reference to Exhibit 10.4.37 to the Company's September 30, 1999 Form 10-Q, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

         10.4.38. Amendment to Termination Agreement between the Company and KOL Bio-Medical Instruments, Inc. dated October 1, 1999 (incorporated by reference to Exhibit 10.4.38 to the Company's September 30, 1999 Form 10-Q, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

         10.4.39. Distribution Agreement between the Company and Ethicon Endo-Surgery, Inc. dated October 1, 1999 (incorporated by reference to Exhibit 10.4.39 to the Company's September 30, 1999 Form 10-Q, confidential portions of which were omitted and filed separately with the Commission subject to an order granting confidential treatment).

         10.4.40.--10.4.44. Reserved.

         10.4.45. Manufacturing and Supply Agreement between the Company and Plexus Corporation dated March 30, 2000 (filed pursuant to Rule 24b-2 under which the Company has requested confidential treatment of certain portions of this Exhibit), (incorporated by reference to Exhibit 10.4.45 to the Company's March 31, 2000 Form 10-Q).

         (11)     STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS.

                       11.1.    Computation of Income (Loss) Per Share.

         (21)     SUBSIDIARIES OF THE COMPANY.

                       21.1.    Subsidiaries of the Company.


         (23)     CONSENT OF EXPERTS AND COUNSEL.

                       23.1.    Consent of KPMG LLP.

         (24)     POWERS OF ATTORNEY.

                       24.1.    Powers of Attorney.

                       24.2. Certified resolution of the Company's Board of Directors authorizing officers and directors signing on behalf of the Company to sign pursuant to a power of attorney.

         (b)      REPORTS ON FORM 8-K.

                  No current report on Form 8-K was filed by the Company during the fourth quarter of fiscal 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2001


                                              NEOPROBE CORPORATION
                                              (the Company)


                                              By:   /s/ David C. Bupp
                                                    ----------------------------
                                                    David C. Bupp, President and
                                                    Chief Executive Officer


         Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

         SIGNATURE                                           TITLE                                      DATE
         ---------                                           -----                                      ----

/s/ David C. Bupp                                   Director, President and Chief                   February 2, 2001
--------------------------------------              Executive Officer
David C. Bupp                                       (principal executive officer)



/s/ Brent L. Larson*                                Vice President, Finance and                     February 2, 2001
--------------------------------------              Chief Financial Officer
Brent L. Larson                                     (principal financial officer)


/s/ John S. Christie*                               Director                                        February 6, 2001
--------------------------------------
John S. Christie


/s/ Nancy E. Katz*                                  Director                                        February 11, 2001
--------------------------------------
Nancy E. Katz


/s/ Julius R. Krevans*                              Chairman, Director                              March ____, 2001
--------------------------------------
Julius R. Krevans


/s/ Michael P. Moore*                               Director                                        March ____, 2001
--------------------------------------
Michael P. Moore


/s/ J. Frank Whitley, Jr.*                          Director                                        February 6, 2001
--------------------------------------
J. Frank Whitley, Jr.


/s/ James F. Zid*                                   Director                                        February 6, 2001
--------------------------------------
James F. Zid



*By:    /s/ David C. Bupp
        ------------------------------------------------
        David C. Bupp, Attorney-in-fact

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                            ------------------------


                              NEOPROBE CORPORATION

                            ------------------------



                            FORM 10-KSB ANNUAL REPORT

                           FOR THE FISCAL YEAR ENDED:

                                DECEMBER 31, 2000

                          ----------------------------


                              FINANCIAL STATEMENTS

                          ----------------------------





-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Neoprobe Corporation

We have audited the accompanying balance sheets of Neoprobe Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neoprobe Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                    /s/  KPMG LLP





Columbus, Ohio
February 21, 2001

NEOPROBE CORPORATION AND SUBSIDIARIES
BALANCE SHEETS

December 31, 2000 and 1999




ASSETS                                                                    2000               1999
                                                                   ------------------- ------------------


Current assets:
    Cash and cash equivalents                                          $ 4,643,347           $ 4,882,537
    Accounts receivable, net                                               365,061               453,406
    Inventory                                                              941,120             1,134,427
    Prepaid expenses                                                       230,470               666,688
    Other current assets                                                     1,946                 7,177
                                                                   ------------------- ------------------
           Total current assets                                          6,181,944             7,144,235
                                                                   ------------------- ------------------

Investment in affiliates                                                      --               1,500,000

Property and equipment                                                   2,039,187             2,167,245
    Less accumulated depreciation and amortization                       1,174,167             1,264,299
                                                                   ------------------- ------------------
                                                                           865,020               902,946
                                                                   ------------------- ------------------

 Intangible assets, net                                                    524,035               775,088
 Other assets                                                                1,816                   300
                                                                   ------------------- ------------------
         Total assets                                                  $ 7,572,815           $10,322,569
                                                                   =================== ==================















CONTINUED

NEOPROBE CORPORATION AND SUBSIDIARIES
BALANCE SHEETS, CONTINUED



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                           2000              1999
                                                                                    -------------    -------------

Current liabilities:
    Line of credit                                                                  $        --      $     480,000
    Notes payable to finance company                                                      105,332          154,626
    Capital lease obligations, current                                                     11,359           87,007
    Accrued liabilities                                                                   725,674        1,365,649
    Accounts payable                                                                      731,985          759,961
    Deferred license revenue, current                                                     800,000          800,000
    Obligation to preferred stockholder, current                                             --          2,500,000
                                                                                    -------------    -------------
           Total current liabilities                                                    2,374,350        6,147,243
                                                                                    -------------    -------------

 Capital lease obligations                                                                 32,926           68,809
 Deferred license revenue                                                               2,200,000        3,000,000
 Obligation to preferred stockholder                                                         --          1,245,536
                                                                                    -------------    -------------
            Total liabilities                                                           4,607,276       10,461,588
                                                                                    -------------    -------------

 Commitments and contingencies                                                               --               --

 Stockholders' equity (deficit):
    Preferred stock; $.001 par value; 5,000,000 shares authorized at December 31,
      2000 and December 31, 1999; none issued and outstanding (500,000 shares designated as Series A, $.001 par value, at December 31,
      2000 and 1999; none outstanding)                                                       --               --
    Common stock; $.001 par value; 50,000,000 shares
      authorized;  26,264,103 shares issued and
      outstanding at December 31, 2000; 23,046,644
      shares issued and outstanding at December 31, 1999                                   26,264           23,047
    Additional paid-in capital                                                        120,668,639      119,407,204
    Accumulated deficit                                                              (117,729,364)    (119,569,270)
                                                                                    -------------    -------------
           Total stockholders' equity (deficit)                                         2,965,539         (139,019)
                                                                                    -------------    -------------
               Total liabilities and stockholders' equity (deficit)                 $   7,572,815    $  10,322,569
                                                                                    =============    =============







           See accompanying notes to consolidated financial statements

NEOPROBE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                YEARS ENDED DECEMBER 31,
                                                    --------------------------------------------
                                                        2000             1999            1998
                                                    ------------    ------------    ------------

Revenues:
    Net sales                                        $  8,835,185    $  9,245,664    $  5,832,695
    License revenue                                       875,000         200,000            --
                                                     ------------    ------------    ------------
        Total revenues                                  9,710,185       9,445,664       5,832,695
                                                     ------------    ------------    ------------

 Cost of goods sold                                     4,990,014       4,507,774       1,403,951
                                                     ------------    ------------    ------------

 Gross profit                                           4,720,171       4,937,890       4,428,744
                                                     ------------    ------------    ------------

 Operating expenses:
    Research and development                              472,730       1,388,375      14,364,539
    Marketing and selling                                 284,399       4,396,207       5,267,617
    General and administrative                          2,676,053       3,734,697       6,088,823
    Losses related to subsidiaries in liquidation            --           475,231       7,176,061
                                                     ------------    ------------    ------------
        Total operating expenses                        3,433,182       9,994,510      32,897,040
                                                     ------------    ------------    ------------

 Income (loss) from operations                          1,286,989      (5,056,620)    (28,468,296)
                                                     ------------    ------------    ------------

 Other income (expense):
    Gain on deconsolidation of subsidiaries                  --           699,146            --
    Interest income                                       205,964         103,672         598,834
    Interest expense                                      (24,880)        (82,853)       (189,785)
    Other                                                 371,833         162,668          26,495
                                                     ------------    ------------    ------------
        Total other income                                552,917         882,633         435,544
                                                     ------------    ------------    ------------


 Net income (loss)                                      1,839,906      (4,173,987)    (28,032,752)
                                                     ------------    ------------    ------------

 Conversion discount on preferred stock                      --         1,795,775            --
 Accretion to potential redemption value                     --         1,804,225            --
 Preferred stock dividend requirements                       --           120,536            --
 Loss on retirement of preferred stock                    764,668            --              --
                                                     ------------    ------------    ------------

 Income (loss) attributable to common stockholders   $  1,075,238    $ (7,894,523)   $(28,032,752)
                                                     ============    ============    ============

 Income (loss) per common share:

   Basic                                             $       0.04    $      (0.34)   $      (1.23)
   Diluted                                           $       0.04    $      (0.34)   $      (1.23)

 Weighted average shares outstanding:

   Basic                                               25,710,127      23,003,461      22,842,232
   Diluted                                             26,440,363      23,003,461      22,842,232





           See accompanying notes to consolidated financial statements

NEOPROBE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)





                                                                                                  Accumulated
                                         Common Stock            Additional                          Other
                                   --------------------------     Paid-in        Accumulated      Comprehensive
                                     Shares         Amount         Capital         Deficit        Income (Loss)        Total
                                   ----------    ------------    -----------     ------------     -------------    ------------

Balance, December 31, 1997         22,763,430      $  22,763     $120,034,876    $(87,362,531)   $   (140,716)     $ 32,554,392

Exercise of employee stock
  options at $2.50 to $3.88
  per share                            76,587             77          196,221                                           196,298
Issued to 401(k) plan at $14.45         2,893              3           41,802                                            41,805
Issued  restricted stock to
  officers                             45,000             45                                                                 45
Comprehensive income (loss):
  Net loss                                                                        (28,032,752)                      (28,032,752)
  Foreign currency translation
    adjustment                                                                                         56,346            56,346
  Unrealized gain on
    available-for-sale
    securities                                                                                          9,509             9,509
                                                                                                                   ------------
Total comprehensive loss                                                                                            (27,966,897)
                                   ----------    ------------    ------------    ------------    ------------      ------------

Balance, December 31, 1998         22,887,910         22,888      120,272,899    (115,395,283)        (74,861)        4,825,643

Issued to 40l(k)  plan at $2.68        13,734             14           36,776                                            36,790
Issued  restricted stock to
  officers                            145,000            145                                                                145
Issued redeemable convertible
  preferred stock  and warrants,
  net of costs                                                      1,022,290                                         1,022,290
Accretion of redeemable
  convertible preferred stock to
  potential redemption value                                       (1,804,225)                                       (1,804,225)
Preferred stock dividend
  requirements                                                       (120,536)                                         (120,536)
Comprehensive income (loss):
  Net loss                                                                         (4,173,987)                       (4,173,987)
  Foreign currency translation
    adjustment due to
    deconsolidation of
    subsidiaries                                                                                       75,080            75,080
  Unrealized gain on
    available-for-sale
    securities                                                                                           (219)             (219)
                                                                                                                   -------------
Total comprehensive loss                                                                                             (4,099,126)
                                   ----------    ------------    ------------    ------------    ------------      ------------

Balance, December 31, 1999         23,046,644         23,047      119,407,204    (119,569,270)            --           (139,019)

Exercise of employee stock
  options at $1.25 to $1.50
  per share                            24,133             24           33,884                                            33,908
Issued to 401(k) plan at $0.79         23,326             23           18,290                                            18,313
Issued restricted stock to
  officers                            170,000            170                                                                170
Issued common stock in redemption
  of redeemable convertible
  preferred stock and warrants,
  net of costs                      3,000,000          3,000        1,209,261                                         1,212,261
Net income and comprehensive
  income                                                                            1,839,906                         1,839,906
                                   ----------    -----------     ------------   -------------    ------------      ------------
Balance, December 31, 2000         26,264,103    $    26,264     $120,668,639   $(117,729,364)   $        --         $2,965,539
                                   ==========    ===========     ============   =============    ============      ============






          See accompanying notes to consolidated financial statements.

NEOPROBE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               YEARS ENDED DECEMBER 31,
                                                                                 --------------------------------------------------
                                                                                     2000               1999                1998
                                                                                 ------------       ------------       ------------
Cash flows from operating activities:

    Net income (loss)                                                            $  1,839,906       $ (4,173,987)      $(28,032,752)
    Adjustments to reconcile net loss to net cash provided by
    (used in) operating  activities:
       Depreciation of property and equipment                                         358,843            506,916          1,081,676
       Amortization of intangible assets                                               33,656             46,046            190,888
       Provision for bad debts                                                          1,670             16,005            134,249
       Loss on disposal and abandonment of assets                                     201,088            369,580          1,100,704
       Losses related to subsidiaries in liquidation                                     --              475,231          6,443,432
       Gain on deconsolidation of subsidiaries                                           --             (699,146)              --
       Change in restricted cash                                                         --            1,993,000         (1,615,348)
       Other                                                                           18,313             34,844             17,815
       Change in operating assets and liabilities:
          Accounts receivable                                                          86,675          1,491,098         (1,410,759)
          Inventory                                                                    38,418            444,492         (1,165,258)
          Prepaid expenses and other assets                                           559,933            269,927          1,144,128
          Accrued liabilities and other liabilities                                  (639,975)        (1,132,745)          (105,694)
          Accounts payable                                                            (27,976)        (1,469,070)          (847,970)
          Deferred revenue                                                           (800,000)         3,800,000               --
                                                                                 ------------       ------------       ------------
     Net cash provided by (used in) operating activities                            1,670,551          1,972,191        (23,064,889)
                                                                                 ------------       ------------       ------------

Cash flows from investing activities:
   Purchases of available-for-sale securities                                            --                 --           (1,738,512)
   Proceeds from sales of available-for-sale securities                                  --              443,729          4,955,601
   Maturities of available-for-sale securities                                           --                4,467         11,050,000
   Proceeds from sale of investment in affiliate                                    1,500,000               --                 --
   Purchases of property and equipment                                               (168,165)           (75,363)        (3,428,811)
   Proceeds from sales of property and equipment                                      102,516             24,202               --
   Patent costs                                                                       (32,984)           (27,104)          (239,400)
                                                                                 ------------       ------------       ------------
   Net cash provided by investing activities                                        1,401,367            369,931         10,598,878
                                                                                 ------------       ------------       ------------

Cash flows from financing activities:
   Proceeds from issuance of preferred stock and warrants, net                           --            2,818,065               --
   Settlement of obligation to preferred stockholder                               (2,500,000)              --                 --
   Proceeds from issuance of common stock, net                                            803                145            196,343
   Proceeds from line of credit                                                          --              480,000          1,275,750
   Payments under line of credit                                                     (480,000)        (1,000,000)          (275,750)
   Payment of notes payable                                                          (169,294)          (263,787)          (228,892)
   Payments under capital leases                                                     (162,617)           (99,539)          (156,167)
   Proceeds from long-term debt                                                          --                 --            3,129,499
                                                                                 ------------       ------------       ------------
   Net cash (used in) provided by financing activities                             (3,311,108)         1,934,884          3,940,783
                                                                                 ------------       ------------       ------------

Effect of exchange rate changes on cash                                                  --                 --               43,791
                                                                                 ------------       ------------       ------------

   Net (decrease) increase in cash and cash equivalents                              (239,190)         4,277,006         (8,481,437)

   Cash and cash equivalents, beginning of year                                     4,882,537          1,061,936          9,543,373

   Change in beginning cash and cash equivalents due to
     deconsolidation of subsidiaries                                                     --             (456,405)              --
                                                                                 ------------       ------------       ------------
   Cash and cash equivalents, end of year                                        $  4,643,347       $  4,882,537       $  1,061,936
                                                                                 ============       ============       ============




          See accompanying notes to consolidated financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         a. ORGANIZATION AND NATURE OF OPERATIONS: Neoprobe Corporation (Neoprobe or the Company), a Delaware corporation, is engaged in the development and commercialization of gamma guided surgery products for the diagnosis and treatment of cancers and other diseases. The Company currently manufactures a line of gamma radiation detection equipment used in the application of intraoperative lymphatic mapping (ILM). The Company's ILM products are marketed through an exclusive worldwide distribution arrangement with Ethicon Endo-Surgery, Inc. (Ethicon), a Johnson & Johnson company.

                  For the year ended December 31, 2000, 100% of net sales were made to Ethicon. The loss of this customer would have a significant adverse effect on the Company's operating results. For the year ended December 31, 1999, approximately $5.3 million (57%) of net sales were concentrated between two customers, one of which was Ethicon. No individual customer constituted over 10% of net sales in 1998.

         b.       FINANCIAL STATEMENT PRESENTATION:

                  (1) Principles of consolidation: The consolidated financial statements of the Company include the accounts of the Company and its majority-owned subsidiaries through December 31, 1998 (See Note 11(b).). All significant intercompany accounts and transactions were eliminated in consolidation for 1998.

                           During 1999, the Company deconsolidated both of its majority-owned subsidiaries as both were placed in statutory liquidation or receivership during 1999 (See Note 11(b).) and control of the subsidiaries was taken away from the Company. In connection with the deconsolidation, the Company recorded a gain of $699,000 during the fourth quarter of 1999. The gain resulted primarily from the removal from consolidation of vendor liabilities owed by the Company's Israeli subsidiary, Neoprobe (Israel) Ltd. (Neoprobe Israel). These liabilities are liabilities of the subsidiary (i.e., Neoprobe Israel) and not of the parent company (i.e., the Company). Therefore, by not consolidating the net liabilities of Neoprobe Israel, the Company, in effect, realized a gain in its unconsolidated financial statements as presented for the year ended December 31, 1999. In addition, it is possible, in the event the liquidation of Neoprobe Israel resulting from the receivership does not fully satisfy the outstanding obligations of Neoprobe Israel, that the creditors of Neoprobe Israel would seek to pursue claims directly against the Company. However, management believes the Company has no contractual responsibility for the liabilities of Neoprobe Israel and that the prospect that creditors would prevail if claims were brought directly against the Company is remote (See Note 16.).

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

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                  (1) Cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities: The carrying amounts approximate fair value because of the short maturity of these instruments.

                  (2)      Line of credit and notes payable to finance company:
                           The fair value of the Company's debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by banks or finance companies. At December 31, 2000 and 1999, the carrying values of these instruments approximate fair value.

         e. CASH AND CASH EQUIVALENTS: There were no cash equivalents at December 31, 2000 or 1999. For purposes of the statements of cash flows, cash and cash equivalents consist of demand deposits, money market funds, highly liquid debt instruments and certificates of deposit with original maturities of three months or less. None of the cash presented in the December 31, 2000 and 1999 balance sheets is pledged or restricted in any way.

         f. INVESTMENTS: Investments of up to 20% in affiliated companies with no readily determinable fair value are carried on the cost basis, and investments greater than 20%, where management has determined the Company does not exercise control, are carried on the equity basis.

         g. INVENTORY: The components of inventory at December 31, 2000 and 1999, are as follows:

                                                                       2000                1999
                                                                  ----------------    ----------------
                         Materials and component parts                  $ 418,087           $ 104,441
                         Finished goods                                   523,033           1,029,986
                                                                  ----------------    ----------------
                                                                        $ 941,120         $ 1,134,427
                                                                  ================    ================

                  All components of inventory are valued at the lower of cost (first-in, first-out) or market. The Company adjusts inventory to market value when the net realizable value is lower than the carrying cost of the inventory. Market value is determined based on recent sales activity and margins achieved.

         h. PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets ranging from 2 to 7 years, and includes amortization related to equipment under capital leases. Maintenance and repairs are charged to expense as incurred, while renewals and improvements are capitalized. Property and equipment includes $51,000 and $391,000 of equipment under capital leases and accumulated amortization of $9,000 and $257,000 at December 31, 2000 and 1999,
                  respectively. During 2000, 1999 and 1998, the Company recorded gains (losses) of $49,000 ($60,000) and ($3,000), respectively, on the disposal of property and equipment.

                  The major classes of property and equipment are as follows:

                                                                           2000                  1999
                                                                     ------------------    ------------------
                 Production machinery and equipment                      $  823,770            $  798,647
                 Other machinery and equipment, primarily
                    computers and research equipment                        628,242               656,740
                 Furniture and fixtures                                     393,517               527,567
                 Leasehold improvements                                      98,353                91,513
                 Other                                                       95,305                92,778
                                                                     ------------------    ------------------
                                                                        $ 2,039,187           $ 2,167,245
                                                                     ==================    ==================

         i. INTANGIBLE ASSETS: Intangible assets consist primarily of cost of patents. Patent costs are amortized using the straight-line method over the remaining lives of the patents of up to 17 to 20 years. Patent

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


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

                  The components of intangible assets at December 31, 2000 and 1999 are as follows:

                                                                       2000                1999
                                                                  ----------------    ---------------
                           Patents                                   $ 622,856          $ 894,638
                           Accumulated amortization                    (98,821)          (119,550)
                                                                  ----------------    ---------------
                                                                     $ 524,035          $ 775,088
                                                                  ================    ===============

                  During 2000 and 1998, the Company recorded approximately $250,000 and $148,000, respectively, in general and administrative expense related to patents which will no longer be supported based on changes in the Company's business plan. The Company also recorded a $1 million impairment charge in 1998 related to licensed technology.

         j.       REVENUE RECOGNITION

                  (1) PRODUCT SALES AND WARRANTY: The Company derives revenues primarily from sales of its hand-held gamma detection instruments. The Company recognizes sales revenue when the products are shipped and the earnings process has been completed. Ethicon has no right to return products purchased in the ordinary course of business. Sales prices on products sold to Ethicon are subject to retroactive annual adjustment based on a fixed percentage of the actual sales prices achieved by Ethicon on sales to end customers made during each fiscal year. To the extent that the Company can reasonably estimate the end customer prices received by Ethicon, the Company records sales to Ethicon based upon these estimates. To the extent that the Company is not able to reasonably estimate end customer sales prices related to certain product sold to Ethicon, the Company records revenue related to these product sales at the minimum price provided for under its distribution agreement with Ethicon.

                           The Company recognizes revenue related to the sales of products to be used for demonstration units when products are shipped and the earnings process has been completed. The Company's distribution agreement does not permit return of demonstration units in the ordinary course of business nor does the Company have any performance obligations other than normal product warranty obligations. To the extent that the earnings process has not been completed or that returns, if allowed, cannot be reasonably estimated, revenue is deferred.

                           The Company warrants its products against defects in design, materials, and workmanship for a period of one year from the date of sale by Ethicon. The Company's accrual for warranty expenses is adjusted periodically to reflect actual experience. Ethicon also reimburses the Company for a portion of warranty expense incurred based on end customer sales made during a given fiscal year.

                  (2) LICENSE REVENUE: The Company recognizes license revenue in connection with its distribution agreement with Ethicon on a straight-line basis over the five year initial term of the agreement based on the Company's obligations to provide ongoing support for the intellectual property being licensed such as patent maintenance and regulatory filings. As the license relates to intellectual property held or in-licensed by the Company, the Company incurs no significant cost associated with the recognition of this revenue.

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

         m. STOCK OPTION PLANS: The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

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

         o. COMPREHENSIVE INCOME (LOSS): Comprehensive income consists of net income (loss), net unrealized gains (losses) on securities and foreign currency translation adjustments, and is presented in the consolidated statements of stockholders' equity (deficit) and accumulated other comprehensive income (loss). SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Due to the Company's net operating loss position, there are no income tax effects on comprehensive income components for any of the years presented.

                  The accumulated balances for each classification of accumulated other comprehensive income (loss) are as follows:


                                                                                    GROSS
                                                               FOREIGN            UNREALIZED         ACCUMULATED OTHER
                                                              CURRENCY          GAINS (LOSSES)         COMPREHENSIVE
                                                             TRANSLATION         ON SECURITIES         INCOME (LOSS)
                                                             ADJUSTMENT
                                                          ------------------    ----------------    ---------------------

         Balance, December 31, 1997                          $ (131,426)           $ (9,290)              $ (140,716)
           Change during 1998                                    56,346               9,509                   65,855
                                                          ------------------    ----------------    ---------------------
         Balance, December 31, 1998                             (75,080)                219                  (74,861)
           Change during 1999                                    75,080                (219)                  74,861
                                                          ------------------    ----------------    ---------------------
         Balance, December 31, 1999                          $    --               $   --                 $    --
                                                          ==================    ================    =====================

                  The Company had no accumulated other comprehensive income
                  (loss) activity during the year ended December 31, 2000.

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

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



                  During 2000, the Company recorded general and administrative charges of $250,000 related to the abandonment of patents and patent applications that no longer support the Company's business strategy. During 1999, the Company recorded an impairment charge of $98,000, primarily related to property and equipment no longer expected to be recoverable as a result of the transfer of marketing responsibilities to the Company's new distribution partner. This impairment charge was included in general and administrative expenses on the 1999 statement of operations. In addition, 1999 research and development expenses included a non-cash write-off of $218,000 in capitalized pre-production costs written off. During 1998, the Company recorded impairment charges of $222,000 related to property and equipment and $1 million related to a technology license no longer anticipated to be used in the RIGS(R) (radioimmunoguided surgery) initiative. The 1998 impairment charges were included in general and administrative expenses and research and development expenses on the 1998 statement of operations, respectively.

         q. RECLASSIFICATION: Certain prior years' amounts have been reclassified to conform with the 2000 presentation.

2.       EARNINGS PER SHARE:

         Basic earnings per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is calculated using the weighted average number of common shares outstanding during the periods, adjusted for the effects of convertible securities, options and warrants, if dilutive.


                                                                        YEAR ENDED
                                                                     DECEMBER 31, 2000
                                                        --------------------------------------------
                                                               BASIC                  DILUTED
                                                             EARNINGS                EARNINGS
                                                             PER SHARE               PER SHARE
                                                        --------------------    --------------------


      Outstanding shares                                      26,264,103              26,264,103
      Effect of weighting changes
        in outstanding shares                                   (183,976)               (183,976)
      Contingently issuable shares                              (370,000)               (370,000)
      Stock options                                                    -                 303,410
      Warrants                                                         -                 426,826
                                                        --------------------    --------------------

      Adjusted shares                                         25,710,127              26,440,363
                                                        ====================    ====================

         The following table summarizes options to purchase common stock of the Company which were outstanding during the year ended December 31, 2000, but which were not included in the computation of diluted income per share because their effect was anti-dilutive.

                                           YEAR ENDED
                                        DECEMBER 31, 2000
                          ----------------------------------------------
                                 EXERCISE                 OPTIONS
                                  PRICE                 OUTSTANDING
                          -----------------------    -------------------
                          $  1.03 - $  2.50                     582,062
                          $  3.00 - $  6.00                     372,352
                          $ 13.38 - $ 17.44                     121,774
                                                     -------------------
                                                              1,076,188
                                                     ===================

         There are no differences in basic and diluted earnings per share for the Company related to 1999 and 1998. The net loss per common share for those periods excludes the number of common shares

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


         issuable on exercise of outstanding stock options and warrants into the Company's common stock since such inclusion would be antidilutive.

3.       ACCOUNTS RECEIVABLE AND CONCENTRATIONS OF CREDIT RISK:

         Accounts receivable at December 31, 2000 and 1999, net of allowance for doubtful accounts of $26,357 and $97,382, respectively, consist of the following:

                                         2000               1999
                                    ----------------    --------------

                   Trade                $    --          $ 368,072
                   Other                 365,061            85,334
                                    ----------------    --------------
                                        $365,061         $ 453,406
                                    ================    ==============

         Trade receivables consist of receivables from customers based on the sale of the Company's products.

         At December 31, 2000, approximately 73% of the Company's net accounts receivable are due from Ethicon. The Company does not believe it is exposed to significant credit risk related to Ethicon based on the overall financial strength and credit worthiness of the customer. The Company believes that it has adequately addressed other credit risks in estimating the allowance for doubtful accounts.

         The Company estimates an allowance for doubtful accounts based on a review and assessment of specific accounts receivable. The activity in the allowance for doubtful accounts for the years ended December 31, 2000 and 1999 is as follows:


                                                                                2000                1999
                                                                           ---------------     ---------------


        Allowance for doubtful accounts at beginning of year                   $97,382            $ 77,000
        Provision for bad debts                                                  1,670              16,005
        Writeoffs charged against the allowance                                (72,695)            (27,057)
        Recoveries of amounts previously charged off                               --               31,434
                                                                           ---------------     ---------------
        Allowance for doubtful accounts at end of year                         $26,357            $ 97,382
                                                                           ===============     ===============


4.       INVESTMENT IN AFFILIATE:

         Investment in affiliate at December 31, 1999 represents an investment in XTL Biopharmaceuticals Ltd. (XTL). On January 19, 2000, the Company sold its equity interest in XTL to a third party for $1.5 million. The Company recorded no gain or loss associated with this transaction. During 1999, the Company dissolved its 50/50 joint venture with Peptor Ltd., Neoprobe/Peptor JV LLC. The Company has one other investment, Cira Technologies, Inc., (Cira), in which the Company has an approximate 12% interest, which is accounted for on the cost method and is carried at zero at December 31, 2000.

5.       ACCRUED LIABILITIES AND ACCOUNTS PAYABLE:

         Accrued liabilities at December 31, 2000 and 1999 consist of the following:


                                                                                 2000               1999
                                                                             --------------    ---------------

        Contracted services and other                                         $ 265,268          $ 713,079
        Compensation                                                            219,815            244,029
        Royalties due under research and development agreement                     --              261,952
        Inventory purchases                                                     120,591             61,952
        Warranty reserve                                                        120,000             84,637
                                                                             --------------    ---------------
                                                                              $ 725,674         $1,365,649
                                                                             ==============    ===============

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


         Accrued compensation at December 31, 2000 includes $206,889 of bonuses due to employees. Accrued compensation at December 31, 1999 includes $210,153 of separation-related payments due to former employees.

         Accounts payable at December 31, 2000 and 1999 consist of the following:

                                        2000                1999
                                   ----------------    ---------------

                  Trade                  $ 676,610          $ 410,031
                  Other                     55,375            349,930
                                   ----------------    ---------------
                                         $ 731,985          $ 759,961
                                   ================    ===============

6.       LINE OF CREDIT:

         During August 1999, the Company negotiated a line of credit with a bank. The line of credit provided for a maximum outstanding principal of $500,000, bore interest at the bank's prime rate plus one percent, and had an amended maturity date of August 15, 2000. The line of credit was secured by the assets of the Company, excluding intellectual property and equipment related to the Company's ILM technology. As of December 31,1999, the interest rate was 9.5%, and $480,000 was outstanding under this line of credit. This line of credit expired under its terms on August 15, 2000.

7.       INCOME TAXES:

         As of December 31, 2000, the Company's net deferred tax assets in the U.S. were approximately $37.2 million. Approximately $31.6 million of the deferred tax assets relate principally to net operating loss carryforwards of approximately $93.0 million available to offset future taxable income, if any, through 2020. An additional $4.3 million relates to tax credit carryforwards (principally research and development) available to reduce future income tax liability after utilization of tax loss carryforwards, if any, through 2020. The remaining $1.3 million relates to temporary differences between the carrying amount of assets and liabilities and their tax bases. Due to the uncertainty surrounding the realization of these favorable tax attributes in future tax returns, all of the net deferred tax assets have been fully offset by a valuation allowance at December 31, 2000. However, for the year ended December 31, 2000, the reversal of certain temporary differences related to depreciation of property and equipment and deferred revenue resulted in the generation of a loss for income tax purposes. As a result, no income tax expense is reflected in the 2000 statement of operations.

         Under Sections 382 and 383 of the Internal Revenue Code (IRC) of 1986, as amended, the utilization of U.S. net operating loss and tax credit carryforwards may be limited under the change in stock ownership rules of the IRC. As a result of ownership changes as defined by Sections 382 and 383, which have occurred at various points in the Company's history, management believes utilization of the Company's net operating loss carryfowards and tax credit carryforwards may be limited under certain circumstances such as a change in control of the Company.

         In general, it has been the intention of the Company to reinvest the earnings of non-U.S. subsidiaries in those operations. At December 31, 2000, the Company's international subsidiaries, which are both in the process of liquidating and have been deconsolidated for financial reporting purposes, have net operating loss carryforwards of approximately $9.1 million available to offset future statutory income in those jurisdictions. However, as both subsidiaries are currently in loss position, and as both subsidiaries are either in statutory liquidation or receivership, no amounts have been estimated to be remitted. Accordingly, no amounts have been provided for income tax consequences related to international subsidiaries. Due to the liquidation status of these subsidiaries, it is unlikely the Company will realize any benefit related to the net operating loss carryforwards within the foreign jurisdictions. However, the Company may be able to realize some benefit from these foreign losses under the U.S. tax laws.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


8.       EQUITY:

         a. REDEEMABLE PREFERRED STOCK: On February 16, 1999, the Company executed a purchase agreement to complete the private placement of 30,000 shares of 5% Series B redeemable convertible preferred stock (the Series B) and 2.9 million warrants for gross proceeds of $3 million ($2.8 million, net of certain placement costs). The Series B and related warrants had variable conversion provisions based on the market price of the Company's common stock and were subject to certain redemption provisions.

                  The Series B were recorded by the Company during the first quarter of 1999 at the amount of gross proceeds less the costs of the financing and the fair value of the warrants, and classified as mezzanine financing above the stockholders' equity section on the Company's interim balance sheets for 1999. The calculated conversion price at February 16, 1999, the first available conversion date, was $1.03 per share. The difference between the initial conversion price and the closing market price on February 16, 1999 of $1.81 resulted in an implied incremental yield to Series B holders of approximately $1.8 million that was reflected as conversion discount in the Company's loss per share calculation for 1999. During the third quarter of 1999, management assessed the likelihood of redemption of the Series B as probable. As a result, the recorded book value of the Series B was accreted by $1.8 million to bring the book value of the Series B up to the full redemption value of $3.6 million. This accretion is also reflected in the Company's loss per share calculation for 1999.

                  On November 12, 1999, the Company entered into a binding letter of intent to retire the Series B and the Class L warrants. The letter of intent committed the Series B holders to surrender the Series B shares and Class L warrants as well as to grant the Company general releases from potential litigation associated with the transaction. In exchange for the retirement of the Series B preferred shares and surrendering the Class L warrants, the Company agreed to pay the Series B holders a total of $2.5 million and to issue the Series B holders 3 million shares of common stock and 3 million Class N warrants to purchase shares of common stock with an exercise price of $0.74 per share. However, at December 31, 1999, final definitive agreements had not yet been signed. Therefore, at December 31, 1999, the Company reclassified its obligations to the Series B holders to reflect the $2.5 million payable in cash as a current liability and the remaining book value of the Series B, including dividends payable, as a long-term liability. On January 20, 2000, the Company executed and completed a definitive Settlement Agreement with the Series B holders on terms consistent with the November 1999 letter.

                  In accordance with the aforementioned terms, the transaction was reported in the Company's first quarter 2000 financial statements and was measured based on the market price of the Company's common stock as of the execution of the definitive agreement (i.e., $0.59 per share). As a result, the Company reflected a loss on the retirement of the preferred shares of $765,000 below net income in its calculation of earnings per share during the first quarter of 2000. This amount represents the value of the cash given up plus the market value of the stock issued and the estimated market value of the warrants issued as valued on January 20, 2000 less the previously recorded book value of the Series B preferred stock and warrants. The Company also reclassified the amount previously recorded as a long-term liability to additional paid in capital concurrent with the execution of the definitive Settlement Agreement.

         b. STOCK OPTIONS: At December 31, 2000, the Company has two stock-based compensation plans. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with SFAS No. 123, the Company's income (loss) and income (loss) per share would have been decreased/increased to the pro forma amounts indicated below:

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



                                                                    2000                 1999                  1998
                                                               ---------------     -----------------     ------------------

      Income (loss) attributable to        As reported           $1,075,238          $(7,894,523)          $(28,032,752)
         common stockholders               Pro forma             $  677,437          $(8,551,024)          $(30,843,828)
      Income (loss) per common
        share (basic and diluted)          As reported           $     0.04          $     (0.34)          $      (1.23)
                                           Pro forma             $     0.03          $     (0.37)          $      (1.35)

                  Under the Amended and Restated Stock Option and Restricted Stock Purchase Plan (the Amended Plan), and under the 1996 Stock Incentive Plan (the 1996 Plan), the Company may grant incentive stock options, nonqualified stock options, and restricted stock awards to full-time employees, and nonqualified stock options and restricted awards may be granted to consultants and agents of the Company. Total shares authorized under each plan are 2 million shares and 1.5 million shares, respectively. Under both plans, the exercise price of each option is greater than or equal to the closing market price of the Company's common stock on the day prior to the date of the grant.

                  Options granted under the Amended Plan and the 1996 Plan generally vest on either a monthly basis over two to four years or on an annual basis over three years. Outstanding options under the plans, if not exercised, generally expire ten years from their date of grant or 90 days from the date of an optionee's separation from employment with the Company.

                  The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for 2000, 1999, and 1998 respectively: average risk-free interest rates of 6.4%, 5.1% and 5.0%; expected average lives of three to four years for each of the years presented; no dividend rate for any year; and volatility of 143% for 2000, 123% for 1999, and 103% for 1998. The weighted average fair value of options granted in 2000, 1999 and 1998 was $0.43, $0.91, and $2.44, respectively.

                  A summary of the status of stock options under the Company's stock option plans as of December 31, 2000, 1999, and 1998, and changes during the years ended on those dates is presented below:


                                             2000                            1999                            1998
                                  ----------------------------    ---------------------------    -----------------------------
                                                    WEIGHTED                       WEIGHTED                        WEIGHTED
                                                    AVERAGE                        AVERAGE                          AVERAGE
                                                    EXERCISE                       EXERCISE                        EXERCISE
                                    OPTIONS          PRICE         OPTIONS          PRICE          OPTIONS           PRICE
                                  ------------     -----------    -----------     -----------    -------------    ------------

          Outstanding at
           beginning of year        1,484,002          $ 4.16      1,459,445          $ 5.31        2,194,103          $ 7.81
          Granted                     750,000          $ 0.52        544,500          $ 1.14          869,791          $ 3.88
          Forfeited                  (574,596)         $ 4.15       (519,943)         $ 4.20       (1,527,862)         $ 8.22
          Exercised                   (24,133)         $ 1.41           --            $  --           (76,587)         $ 2.56
                                  ------------                    -----------                    -------------

          Outstanding at
            end of year             1,635,273          $ 2.54      1,484,002          $ 4.16        1,459,445          $ 5.31
                                  ============                    ===========                    =============

          Options exercisable
            at end of year            624,465                        809,736                          912,546
                                  ============                    ===========                    =============

                  On September 28, 1998, the Company repriced 367,000 outstanding options held by non-officer employees of the Company. In exchange for surrendering outstanding options with exercise prices of $5.06 to $17.75, these employees were granted 183,440 new options with an exercise price of $1.50 per share, and the vesting term of the new options was extended by an average of one year from the original vesting term of the surrendered options. No expense was recorded as a result of this repricing. Included in outstanding options as of December 31, 2000, are 100,000 options exercisable at an exercise price of $2.50 per share which vest on the meeting of certain Company achievements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



                  The following table summarizes information about the Company's stock options outstanding at December 31, 2000:


                                                     OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                                     ----------------------------------------------------     ----------------------------------
                                         NUMBER             WEIGHTED          WEIGHTED            NUMBER
                                     OUTSTANDING AS          AVERAGE           AVERAGE        EXERCISABLE AS        WEIGHTED
                                           OF               REMAINING         EXERCISE              OF               AVERAGE
           RANGE OF EXERCISE          DECEMBER 31,         CONTRACTUAL          PRICE          DECEMBER 31,         EXERCISE
                 PRICES                   2000                LIFE                                 2000               PRICE
         -----------------------     ----------------    ----------------    ------------     ----------------    --------------
         $  0.50 - $  0.50                 640,000             9 years          $ 0.50               --             $  --
         $  0.72 - $  1.50                 444,073             8 years          $ 1.10            206,498           $  1.19
         $  2.00 - $  6.00                 458,700             4 years          $ 4.41            325,467           $  4.90
         $ 13.38 - $ 15.75                  92,500             6 years          $14.26             92,500           $ 14.26
                                     ----------------                                         ----------------

         $  0.50 - $ 15.75               1,635,273             7 years          $ 2.54            624,465           $  5.06

         c. RESTRICTED STOCK: During 2000, 1999 and 1998, the Company granted 170,000, 65,000 and 145,000 shares of restricted common stock, respectively, to officers of the Company under the 1996 Plan. However, of the 1998 shares granted, 20,000 shares were forfeited in 1998 subsequent to being granted but prior to issuance, and 80,000 shares were not issued by the Company's transfer agent until 1999. During 2000, 20,000 of the 145,000 shares issued in 1998 were forfeited related to the separation of an employee.

                  At December 31, 2000, the Company has 370,000 restricted shares issued and outstanding under the 1996 Plan. All of the restricted shares granted vest on a change of control of the Company as defined in the specific grant agreements. As a result, the Company has not recorded any deferred compensation due to the inability to assess the probability of the vesting event. Of the shares issued and outstanding, 75,000 also vest under certain conditions of termination separate from a change of control as defined in an officer's employment agreement with the Company (See Note 12(f).).

         d. STOCK WARRANTS: At December 31, 2000, there are approximately 3,050,000 warrants outstanding to purchase common stock of the Company. The warrants are exercisable at prices ranging from $0.74 to $5.00 per share with a weighted average exercise price per share of $0.81. Three million of the warrants expire in January 2003 with the remainder expiring in February 2004.

         e. COMMON STOCK RESERVED: Shares of authorized common stock have been reserved for the exercise of all options and warrants outstanding.

9.       SHAREHOLDER RIGHTS PLAN:

         During July 1995, the Company's Board of Directors adopted a Shareholder Rights Plan. Under the plan, one "Right" is to be distributed for each share of common stock held by shareholders on the close of business on August 28, 1995. The Rights are exercisable only if a person and its affiliate commences a tender offer or exchange offer for 15% or more of the Company's common stock, or if there is a public announcement that a person and its affiliate has acquired beneficial ownership of 15% or more of the common stock, and if the Company does not redeem the Rights during the specified redemption period. Initially, each Right, upon becoming exercisable, would entitle the holder to purchase from the Company one unit consisting of 1/100th of a share of Series A Junior Participating preferred stock at an exercise price of $35 (which is subject to adjustment). Once the Rights become exercisable, if any person, including its affiliate, acquires 15% or more of the common stock of the Company, each Right other than the Rights held by the acquiring person and its affiliate becomes a right to acquire common stock having a value equal to two times the exercise price of the Right. The Company is entitled to redeem the Rights for $0.01 per Right at any time prior to the expiration of the redemption period. The Shareholder Rights Plan and the Rights will expire on August

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



         28, 2005. The Board of Directors may amend the Shareholder Rights Plan, from time to time, as considered necessary.

10. RESTRUCTURING AND SUBSIDIARY LIQUIDATION ACTIVITIES: The Company's failure to gain marketing clearance related to its first generation targeting agent for the detection of colorectal cancer, RIGScan(R)CR49, forced the Company to initiate restructuring activities during the first quarter of 1998. Further developments during 1998 and in 1999 forced the Company to continually reevaluate its strategic plan and to implement additional cost cutting and restructuring activities involving both RIGS and ACT that included a series of incremental headcount reductions and the shutdown of the Company's two majority-owned international subsidiaries. As the Company has no currently commercial RIGS or ACT products, the effect of these restructuring activities on the Company's ongoing operations involved primarily the elimination of research and development activities and the impairment of facilities and equipment anticipated to be used in the RIGS manufacturing process. A description of each action committed to by the Company, its timing and impact on the Company's financial statements is included below. Each of the items presented represents a separate incremental action taken. The Company made no significant subsequent adjustments to charges related to these items.


         - During the first quarter of 1998, Neoprobe notified and severed 16 individuals as a result of expected delays in the approval process for the Company's initial targeting agent, RIGScan(R) CR49. The Company recorded separation costs related to these severed employees of $719,000 reflected in research and development expenses and $69,000 reflected in general and administrative expenses. At this time, however, the Company believed it would still be able to raise additional funding to restart its RIGS initiative or to find a development partner to fund the initiative and engaged an investment banking firm to assist the Company in identifying such a partner.

         - During the third quarter of 1998, following the determination that the Company's Swedish subsidiary, Neoprobe Europe AB (Neoprobe Europe) would no longer be needed in a revised RIGScan CR49 manufacturing process and unsuccessful preliminary attempts to sell the facility, the Company recorded an impairment charge of $1.7 million determined in accordance with SFAS No. 121 to adjust the net book value of the facility and related assets to their net realizable value based on preliminary negotiations to sell the assets. The Company also recorded separation costs of $235,000 related to the severing of Neoprobe Europe's fifteen employees. Both charges are reflected in losses related to subsidiaries in liquidation for the year ended December 31, 1998.

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

         - During the fourth quarter of 1998, due also to the lack of identification of a RIGS development partner and inability to raise additional capital, the Company decided to suspend construction and validation activities at Neoprobe Israel and to attempt to sell the facility or shut it down in the event no buyer could be found. The Company recorded separation costs related to notifying and severing Neoprobe Israel's 17 employees of $79,000 that were reflected in losses related to subsidiaries in liquidation for the year ended December 31, 1998. The Company also applied the methodology of SFAS No. 121 in estimating the net realizable value of the assets of Neoprobe Israel and recorded an impairment charge of $4.1 million for the year ended December 31, 1998 that is reflected in losses related to subsidiaries in liquidation. In addition, the Company accrued its contractual commitment to guarantee a limited portion of the debt of Neoprobe Israel and

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                  reflected the associated charge in losses related to subsidiaries in liquidation for the year ended December 31, 1998. (See Note 11(b).).

         - In September 1999, based on entering into an exclusive worldwide distribution agreement with Ethicon, the Company notified two executives that they would be severed. The Company recorded separation costs related to these severed employees of $75,000 reflected in research and development expenses, $75,000 reflected in marketing and selling expenses, and $106,000 reflected in general and administrative expenses for the year ended December 31, 1999. During 2000, the severance arrangement with one of these employees was amended, resulting in additional separation costs of $37,000 reflected in research and development expenses and $37,000 reflected in marketing and selling expenses for the year ended December 31, 2000.

         - In October 1999, an additional six employees representing the majority of the Company's internal marketing staff were notified and severed. The Company recorded separation costs related to these severed employees of $145,000 reflected in marketing and selling expenses for the year ended December 31, 1999. In connection with severing these individuals, the Company recorded a $98,000 impairment of assets in accordance with SFAS No. 121 and $60,000 in losses on disposal of assets, included in general and administrative expenses for the year ended December 31, 1999.

                  A summary of the effects by financial statement line item, as well as changes in the amounts accrued is summarized in the table below:

                                                          EMPLOYEE          ASSET
                                                         SEPARATION      IMPAIRMENTS/    CONTRACTUAL
                                                            COSTS         DISPOSALS      COMMITMENTS       TOTAL
                                                         -----------     -----------     -----------     -----------
                 1998:
                   Research and development               $ 1,124,155    $      --      $      --      $ 1,124,155
                   Marketing and selling                         --             --             --             --
                   General and administrative                  69,234        222,356           --          291,590
                   Losses related to subsidiaries
                      in liquidation                          314,152      5,868,909        993,000      7,176,061
                   Non-cash write-downs                          --       (6,091,265)          --       (6,091,265)
                   Paid in 1998                            (1,265,190)          --             --       (1,265,190)
                                                          -----------    -----------    -----------    -----------

                 Balance accrued at
                    December 31, 1998                         242,351           --          993,000      1,235,351
                                                          -----------    -----------    -----------    -----------


                 1999:
                   Research and development                    75,156           --             --           75,156
                   Marketing and selling                      220,522           --             --          220,522
                   General and administrative                 105,625        158,268           --          263,893
                   Effects of deconsolidation                    --             --         (993,000)      (993,000)
                   Non-cash write-downs                          --         (158,268)          --         (158,268)
                   Paid in 1999                              (433,501)          --             --         (433,501)
                                                          -----------    -----------    -----------    -----------

                 Balance accrued at
                   December 31, 1999                          210,153           --             --          210,153
                                                          -----------    -----------    -----------    -----------

                 2000:
                   Research and development                    37,077           --             --           37,077
                   Marketing and selling                       37,077           --             --           37,077
                   General and administrative                    --             --             --             --
                   Non-cash write-downs                          --             --             --             --
                   Paid in 2000                              (284,307)          --             --         (284,307)
                                                          -----------    -----------    -----------    -----------

                 Balance accrued at
                   December 31, 2000                      $      --      $      --      $      --      $      --
                                                          ===========    ===========    ===========    ===========


                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


11.   SEGMENTS AND SUBSIDIARIES INFORMATION:

         a. SEGMENTS: The Company owns or has rights to intellectual property involving three primary areas of cancer diagnosis and treatment including: hand-held gamma detection instruments currently used primarily in the application of ILM, diagnostic radiopharmaceutical products to be used in the Company's proprietary RIGS process, and ACT. During 1998, the Company's business plan suspended ongoing research activities related to RIGS and ACT to allow the Company to focus primarily on the hand-held gamma detection instruments while efforts are carried out to find partners or licensing parties to fund future RIGS and ACT research and development. Gains and losses incurred in 1999 associated with the RIGS initiative were related to the Company's majority-owned subsidiary, Neoprobe Israel. (See
             Note 11(b).) The Company incurred no significant development costs in 2000 related to RIGS or ACT. The information in the following table is derived directly from the segments' internal financial reporting used for corporate management purposes. The expenses attributable to corporate activity, including amortization and interest, and other general and administrative costs are not allocated to the operating segments.

           ($ AMOUNTS IN THOUSANDS)
           2000                                                   RIGS        ILM        ACT      UNALLOCATED    TOTAL
           ----------------------------------------------------------------------------------------------------------------------
            Net sales (United States)                          $   --      $  8,835    $   --      $   --      $  8,835
            License revenue                                          75         800        --          --           875
            Research and development expenses                      --          (473)       --          --          (473)
            Marketing and selling expenses                         --          (284)       --          --          (284)
            General and administrative expenses                    --          --          --        (2,676)     (2,676)
            Other income                                           --          --          --           553         553
            Total assets, net of depreciation and
               amortization (United States)                         165       2,124        --         5,284       7,573
            Capital expenditures                                   --            25        --           143         168

           1999
           -----------------------------------------
            Net sales
                    United States customers                    $   --      $  8,124    $   --      $   --      $  8,124
                    International customers                        --         1,122        --          --         1,122
            License revenue                                        --           200        --          --           200
            Research and development expenses                      --        (1,388)       --          --        (1,388)
            Marketing and selling expenses                         --        (4,396)       --          --        (4,396)
            General and administrative expenses                    --          --          --        (3,735)     (3,735)
            Losses related to subsidiaries in
               liquidation                                         (475)       --          --          --          (475)
            Other income                                            699        --          --           184         883
            Total assets, net of depreciation and
               amortization (United States)                         240       2,717        --         7,366      10,323
            Capital expenditures                                   --             2        --            73          75

           1998
           -----------------------------------------
            Net sales
                   United States customers                     $   --      $  5,333    $   --      $   --      $  5,333
                   International customers                         --           430        --            70         500
            Research and development expenses                    (8,470)     (3,380)     (1,467)     (1,048)    (14,365)
            Marketing and selling expenses                         --        (5,268)       --          --        (5,268)
            General and administrative expenses                    --          --          --        (6,089)     (6,089)
            Losses related to subsidiaries in
               liquidation                                       (7,176)       --          --          --        (7,176)
            Other income                                           --          --          --           436         436
            Total assets, net of depreciation and
               amortization:
                    United States                                   187       4,839        --         6,261      11,287
                    Neoprobe Europe                                 152        --          --          --           152
                    Neoprobe Israel                                 555        --          --          --           555
            Capital expenditures                                  2,851         578        --          --         3,429

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



     b. SUBSIDIARIES: The Company's suspended RIGS initiative include the former operations of the Company's two majority-owned international subsidiaries, Neoprobe Europe and Neoprobe Israel. Neoprobe Europe was acquired in 1993 primarily to perform a portion of the manufacturing process of the monoclonal antibody used in the first RIGS product to be used for colorectal cancer, RIGScan CR49. Neoprobe Israel was founded to radiolabel RIGScan CR49. Neoprobe Europe and Neoprobe Israel also both performed limited research and development activities related to the Company's RIGS process on behalf of the U.S. parent company. Under SFAS No. 131, neither subsidiary is considered a segment. Neoprobe Europe recorded intrasegment revenue for RIGS-related research performed on behalf of the U.S. parent company of $1.2 million in 1998. During 1998, the Company initiated steps to liquidate both Neoprobe Europe and Neoprobe Israel as a result of the suspension of RIGS research and development activities.

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

        The Company incurred no costs related to Neoprobe Europe during 2000 or 1999. During 1999, the Company voluntarily placed Neoprobe Europe into statutory liquidation under the laws of Sweden. As a result of the loss of control due to the statutory liquidation, Neoprobe Europe was deconsolidated and is therefore not included in the financial statements of the Company as of December 31, 1999. The deconsolidation of Neoprobe Europe had no material impact on the results of operations for the year ended December 31, 1999.

        Neoprobe Israel. Neoprobe Israel was founded by the Company and Rotem Industries Ltd. (Rotem) in 1994 to construct and operate a radiolabeling facility near Dimona, Israel. Rotem currently has a 5% equity interest in Neoprobe Israel. Based on the Company's inability to attract a development partner for its RIGS products, the Company decided during the fourth quarter of 1998 to suspend construction and validation activities at Neoprobe Israel. Following suspension of RIGS development activities at Neoprobe Israel and unsuccessful attempts to sell the facility, the Company initiated actions during the fourth quarter of 1998 to liquidate Neoprobe Israel. As of December 31, 1998, the Company adopted the liquidation basis of accounting with respect to Neoprobe Israel. The Company applied the valuation methodology of SFAS No. 121 in recording an impairment of the value of the facility (including installed isolation, water-for-injection and air handling and vialing equipment) down to its estimated fair value less costs to sell. However, approximately $4.9 million of the construction of the facility was financed by an Israeli bank (the Bank).

        Included in losses related to subsidiaries in liquidation for 1998 is $5.1 million related primarily to non-cash adjustment of assets and liabilities to their net realizable value and $79,000 related to severance and other exit costs. Losses from operations incurred prior to the decision to liquidate include $549,000 reflected in research and development and $459,000 reflected in general and administrative expenses. During 1999, Neoprobe Israel incurred approximately $475,000 in operating-related charges, primarily interest, that is included in losses related to subsidiaries in liquidation for the year ended December 31, 1999. The Company incurred no costs related to Neoprobe Israel during 2000.

        During October 1999, a representative of the Bank was appointed as receiver for Neoprobe Israel. As a result of the receivership, management believes that the Company no longer controls Neoprobe Israel. As a result, Neoprobe Israel was deconsolidated as of December 31, 1999. The Company's consolidated balance sheet at December 31, 1999, therefore, does not reflect the financial position of Neoprobe Israel. At December 31, 1999, Neoprobe Israel had outstanding debt to the Bank of $4.9 million. The funds were drawn from the Bank pursuant to an investment program approved by the State of Israel's Finance Committee to construct and operate the radiolabeling facility. Amounts received under the loan agreement are secured by property obtained through the use of proceeds. The loans with the bank are guaranteed by the State of Israel's Investment Centre. The Company has also

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

        guaranteed a limited portion of the loan based on a percentage of the loan drawn. The Company's guarantee is fully secured by $993,000 in cash deposited in an account with the Bank for which the bank has the right of setoff. However, as the Company continues to believe it may be required to relinquish legal title to the funds currently deposited as security for the loan for which the Bank has the right of setoff, the Company has removed both the cash and the offsetting liability from its balance sheets beginning at December 31,1999 (See Note 16.).

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

12.     AGREEMENTS:

        a. SUPPLY AGREEMENTS: In December 1997, the Company entered into an exclusive supply agreement with eV Products (eV), a division of II-VI Incorporated, for the supply of certain crystals and associated electronics to be used in the manufacture of the Company's proprietary line of hand-held gamma detection instruments. The original term of the agreement expires on December 31, 2002, but may be automatically extended for an additional three years. The agreement calls for the Company to purchase increasing quantities of crystal modules each year in order to maintain exclusivity. Total purchases under the supply agreement were $782,000, $587,000 and $478,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The Company expects to purchase $924,000 in crystal modules from eV in 2001 in order to maintain the exclusivity provision. eV is not the only potential supplier of such crystals; however, any prolonged interruption from this source could restrict the availability of the Company's probe products, which would affect operating results adversely.

                In May 1999, the Company entered into a supply agreement with The MedTech Group, Inc. (MedTech) for the supply of BlueTipTM probes and related accessories. The original term of the agreement expires on December 31, 2003, but may be automatically extended for an additional three years. The agreement calls for the Company to deliver annual product forecasts to MedTech and for the Company to purchase at least 75% of forecasted product demand on a quarterly basis. Total purchases under the supply agreement were $418,000 and $140,000 for the years ended December 31, 2000 and 1999, respectively. The Company expects to purchase a minimum of $280,000 in BlueTip probes and accessories from MedTech through the first quarter of 2001. The agreement may be terminated by the Company upon twelve months notice or in the event of failure to supply or by either party due to material breach or insolvency.

                In March 2000, the Company entered into a manufacturing and supply agreement with Plexus Corporation (Plexus) for the exclusive manufacture of the Company's 14mm probe and neo2000(R) control unit. The original term of the agreement expires on December 31, 2003 but may be extended for an additional year given six months notice prior to December 31, 2003. The agreement calls for the Company to deliver rolling 12-month product forecasts to Plexus and to place purchase orders 60 days prior to requested delivery in accordance with the forecast. Total purchases under the manufacturing and supply agreement were $3.0 million for the year ended December 31, 2000. The Company is currently committed to purchase $600,000 in 14mm probes and neo2000 control units from Plexus during the first quarter of 2001. The Company has the right to terminate the agreement upon six months written notice. The agreement may be terminated by either party in the event of material breach or insolvency, or by the Company in the event of failure to supply. The Company may also have the covered product manufactured by other suppliers in the event of failure to supply or if the Company is able to secure another source of supply with significantly more favorable pricing terms than those offered by Plexus. In the event the agreement is terminated by Neoprobe or if Plexus ceases to be the exclusive supplier of the

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                covered products, the Company is required to purchase all finished components on hand at Plexus plus raw materials not able to be restocked with suppliers.

        b. MARKETING AND DISTRIBUTION AGREEMENTS: In April 1998, the Company executed a non-exclusive Sales and Marketing Agreement with Ethicon to market and promote certain of the Company's line of hand-held gamma detection instruments. On January 29, 1999, the Company provided Ethicon with notice of the Company's intent to terminate the agreement effective March 1, 1999.

                Effective February 1, 1999, the Company executed a Sales and Marketing Agreement with KOL BioMedical Instruments, Inc. (KOL) to market the Company's current and future gamma guided surgery products in the U.S. The Company terminated the agreement with KOL effective October 31, 1999. In connection with the termination, the Company agreed to pay KOL any outstanding commission amounts due as well as a fee to terminate the agreement. The $700,000 termination fee is included in marketing and selling expenses for the year ended December 31, 1999. The Company also agreed to repurchase any unsold demonstration units that had been purchased by KOL up to a maximum of $1 million. The Company repurchased a total of $860,000 in demonstration equipment from KOL. The Company's inventory balance at December 31, 1999 included approximately $625,000 in refurbished demonstration equipment which Ethicon had agreed to purchase, but which had not yet shipped as of December 31, 1999, valued at the lower of cost or market. The remaining equipment was purchased by Ethicon during 2000, therefore, the Company's inventory balance at December 31, 2000 does not include any of the refurbished demonstration equipment.

                The Company entered into a new Distribution Agreement (the Agreement) with Ethicon effective October 1, 1999 for an initial five-year term with options to extend for two successive two-year terms. Under the Agreement, the Company will manufacture and sell its current line of ILM products (the Products) exclusively to Ethicon, who will distribute the Products globally. Ethicon agreed to purchase minimum quantities of the Company's Products over the first three years of the term of the Agreement and to reimburse the Company for certain research and development costs and a portion of the Company's warranty costs. Ethicon also agreed to purchase the demonstration units repurchased from KOL at cost. The Company is obligated to continue certain product maintenance activities and to provide ongoing regulatory support for the Products.

                Ethicon may terminate the Agreement if the Company fails to supply Products for specified periods, commits a material breach of the Agreement, suffers a change of control of the Company to a competitor of Ethicon, or becomes insolvent. If termination is due to failure to supply or a material breach by the Company, Ethicon would have the right to use the Company's intellectual property and regulatory information to manufacture and sell the Products exclusively on a global basis for the remaining term of the Agreement with no additional financial obligation to the Company. If termination is due to insolvency or a change of control that does not affect supply of the Products, Ethicon has the right to continue to sell the Products on an exclusive global basis for a period of six months or require the Company to repurchase any unsold Products in its inventory.

                Under the Agreement, Ethicon received a non-exclusive, worldwide license (the License) to the Company's ILM intellectual property to make and sell other products that may be developed using the Company's ILM intellectual property. The term of the License is the same as that of the Agreement. Ethicon paid the Company a non-refundable license fee of $4 million. The Company is recognizing the license fee as revenue on a straight-line basis over the five-year initial term of the Agreement. If the Agreement is terminated by the Company as a result of a material breach by Ethicon, Ethicon would be required to pay the Company a royalty on all products developed and sold by Ethicon using the Company's ILM intellectual property. In addition, the Company is entitled to a royalty on any ILM product commercialized by Ethicon that does not infringe any of the Company's existing intellectual property.

        c. RESEARCH AND DEVELOPMENT AGREEMENT: In 1985, the Company received $250,000 under a research and development agreement between the Company, The Ohio State University, and the

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                Department of Development of the State of Ohio. Under the terms of the agreement, the Company was obligated to pay the State of Ohio royalties calculated as a percentage of net sales of certain products or share proceeds received from the sale or license of the technology. At December 31, 1999, the Company had accrued $262,000 in royalties it believed was due under the agreement. During the fourth quarter of 2000, the State of Ohio notified the Company it was waiving all rights to receive royalties under the agreement. Accordingly, the Company recorded a gain related to the waiver of such rights in its Statement of Operations for the year ended December 31, 2000.

        d. LICENSE AND TECHNOLOGY AGREEMENTS: In February 1996, the Company and XTL executed a series of agreements, including an Investment Agreement and a Research and Development Agreement whereby XTL will perform specific research activities using XTL's proprietary technology for the development of future products for the Company. In January 2000, the Company sold its equity interest in XTL; however, the Company retains certain technology rights to research performed by XTL on the Company's behalf. The Company recorded research and development expenses of $595,000 during 1998 related to research performed on its behalf by XTL.

                Since 1996, the Company has entered into a series of technology license and revenue sharing agreements with Cira that have been modified from time to time. In connection with these agreements, the Company incurred approximately $337,000 in research and development expenses for the year ended December 31, 1998. The Company incurred no expenses in 2000 or 1999 related to technology for which Cira has rights. The Company holds a 15% equity interest in Cira and a former chairman of the Company is a director and principal shareholder of Cira. In November 2000, the Company and Cira entered into a participation agreement to endeavor to jointly seek commercial partners for their respective oncology therapy products. Neoprobe has agreed to provide up to $50,000 in funding to assist in the licensing efforts. The Company retains certain milestone and revenue sharing rights in the event Cira is successful in licensing or commercializing certain technologies.

        e. OPTION AGREEMENT: During the first quarter of 2000, the Company entered into an option agreement for the development of its initial RIGS compound, RIGScan CR. The option agreement is with a newly-formed development entity, NuRIGS, Ltd. (NuRIGS). Based in Tel Aviv, Israel, NuRIGS has been organized for the express purpose of developing a second-generation humanized RIGScan CR antibody fragment. During September 2000, NuRIGS and the Company agreed to extend the term of the option for one year to December 31, 2001 in exchange for $100,000 in additional option milestone fees to be paid in four equal quarterly installments beginning December 31, 2000. The Company recognized a total of $75,000 in option milestone revenue during 2000. The option agreement calls for Neoprobe to receive, with the execution of a definitive agreement, a license fee of up to $825,000 and a product royalty of approximately 5 percent on NuRIGS' commercial sales of the product. The Company and NuRIGS expect to begin negotiating a definitive license agreement that may be completed during 2001, at the earliest. However, there can be no assurance that a definitive license agreement will be completed, on terms consistent with the option agreement, or at all. Under the terms of the option, NuRIGS will assume all clinical and other development costs for RIGScan CR.

        f. EMPLOYMENT AGREEMENTS: The Company maintains employment agreements with three officers of the Company. The employment agreements contain change in control provisions that would entitle each of the officers to between 1.8 to 2.5 times their current annual salaries, vests outstanding restricted stock and options to purchase common stock, and continues certain benefits if there is a change in control of the Company (as defined) and their employment terminates. The maximum contingent liability to the Company under these agreements in such an event is approximately $1.2 million. The employment agreements also provide for severance, disability and death benefits.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.     LEASES:

        The Company leases certain office equipment under a capital lease which expires in 2004. In December 1996, the Company entered into a seventy-seven month operating lease agreement for office space, commencing April 1, 1997.

        The future minimum lease payments, net of sublease rental income, for the years ending December 31 are as follows:

                                                            CAPITAL               OPERATING
                                                             LEASES                LEASES
                                                        -----------------    --------------------

               2001                                             $ 16,417               $ 110,299
               2002                                               16,417                 117,080
               2003                                               16,417                  79,748
               2004                                                5,472                   1,236
               2005                                                 --                     1,030
                                                        ----------------     -------------------
                                                                  54,723                 309,393
                                                                             ====================
               Less amount representing
                 interest                                         10,438
                                                        ----------------
               Present value of net minimum
                 lease payments                                   44,285
               Less current portion                               11,359
                                                        ----------------
               Capital lease obligations,
                 excluding current portion                      $ 32,926
                                                        ================

        The Company expects rental income from subleases of $129,000, $132,000, and $89,000 in 2001 through 2003, respectively, based on three subleases executed in December 1998, February 1999, and April 2000. Total rental expense, net of sublease rental income, was $124,000, $200,000, and $529,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

14.     EMPLOYEE BENEFIT PLAN:

        The Company maintains an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions and the Company may, but is not obligated to, match a portion of the employee's contribution with the Company's common stock, up to a defined maximum. The Company accrued expenses of $17,000, $24,000, and $42,000 during 2000, 1999, and 1998, respectively, related to common stock to be subsequently contributed to the plan.

15.     SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS:

        The Company paid interest, net of amounts capitalized, aggregating $25,000, $83,000, and $130,000 for the years ended December 31, 2000,
        1999, and 1998, respectively. During 2000, the Company paid income taxes of $32,000, based on estimates of 2000 taxable income.

        During 2000, the Company transferred $164,000 in inventory to fixed assets related to the creation of a pool of service loaner equipment. Also during 2000, the Company prepaid $120,000 in insurance through the issuance of notes payable. The Company also incurred capital lease obligations of $51,000 in 2000 to finance equipment. During the fourth quarter of 1999, in connection with the retirement of the Series B preferred stock and Class L warrants (See Note 8(a).), the Company recorded a non-cash reclassification of amounts related to the Series B preferred stock and accrued dividends (cumulatively, $3.7 million) to current portion of obligation to preferred stockholder ($2.5 million) and obligation to preferred stockholder ($1.2 million). Also during the fourth quarter of 1999, in connection with the deconsolidation of Neoprobe Israel (See Note 11b.), the Company recorded an adjustment which removed $993,000 in both cash and related accrued liability from the Company's

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

        balance sheet. During 1998, a note receivable was converted into common stock in XTL (See Note 12(d).).

16.     CONTINGENCIES:

        Following the Company's fourth quarter 1998 decision to liquidate Neoprobe Israel, management of the Company attempted to sell Neoprobe Israel's radiolabeling facility in order to satisfy Neoprobe Israel's outstanding obligations to a bank and to various unsecured trade vendors (collectively, the Creditors). The obligation to the bank was secured by the facility and a limited financial guarantee of $993,000 made by the Company. The Company's limited financial guarantee is fully secured through restricted cash and investments on deposit with the bank. As a result of the decision to liquidate Neoprobe Israel, the Company accrued a loss in its 1998 Statement of Operations to reflect the likelihood that it would ultimately be required to turn over the secured cash and investments to the bank in the event of a settlement with the bank or the statutory liquidation of Neoprobe Israel.

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

        At December 31, 2000, the Company's balance sheet does not reflect any obligations of Neoprobe Israel. The Company expects the Receiver to attempt to sell the facility and/or its equipment and to use any proceeds to repay the Creditors of Neoprobe Israel to the extent possible. However, it is possible, in the event the liquidation of Neoprobe Israel resulting from the receivership does not fully satisfy the outstanding obligations of Neoprobe Israel, that the Creditors would seek to pursue claims directly against the Company under a judicial doctrine generally referred to as "piercing the corporate veil." In the event the Creditors were successful in making a claim under this judicial doctrine, the Company may be required to pay the Creditors some or all of the amounts owed by Neoprobe Israel. Payment of such an amount would severely deplete the Company's cash, and the Company might not be able to continue operations without seeking creditor relief. However, management believes that the prospect that Creditors would prevail if such claims were brought against the Company is remote. As such, no provision for such a contingent loss has been recorded in the Company's financial statements at December 31, 2000.

        The Company is also subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position of the Company.

17.     SUBSEQUENT EVENT - LINE OF CREDIT:

        On January 26, 2001, the Company entered into a revolving credit facility with a bank. The facility provides for a maximum line of credit of $1.5 million. Availability under the facility is based on an advance formula of eligible accounts receivable and eligible inventory. Borrowings under the facility bear interest based on the bank's prime rate and are collateralized by accounts receivable, inventory and general fixed assets of the Company. The facility contains financial covenants, including, but not limited to current ratio and fixed charge coverage ratio. The Company is required to maintain a compensating balance of $250,000 and to pay a commitment fee of 0.25% per annum on the unused portion of the maximum potential balance. The facility matures on January 26, 2002.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

18.     SUPPLEMENTAL INFORMATION (UNAUDITED):

        The following summary financial data are derived from consolidated financial statements of the Company which have been audited by the Company's independent public accountants. These data are qualified in their entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements and Notes thereto included herein.

        (Amounts in thousands, except per share                           Years Ended December 31,
        data)
                                                      -------------------------------------------------------------

                                                         2000        1999          1998         1997         1996
                                                      ---------    ---------    ---------    ---------    ---------
         Statement of Operations Data:
         Net sales                                    $   8,835    $   9,246    $   5,833    $   5,128    $   1,171
         Gross profit                                     4,720        4,938        4,429        3,552          494
         Research and development expenses                  473        1,388       14,364       19,657       16,083
         Marketing and selling expenses                     284        4,396        5,268        4,307        1,532
         General and administrative expenses              2,676        3,735        6,089        6,853        6,222
         Losses related to subsidiaries in
            liquidation                                    --            475        7,176         --           --
                                                      ---------    ---------    ---------    ---------    ---------
         Income (loss) from operations                    1,287       (5,057)     (28,468)     (27,265)     (23,342)

         Other income                                       553          883          436        4,018        2,373
                                                      ---------    ---------    ---------    ---------    ---------

         Net income (loss)                            $   1,840    $  (4,174)   $ (28,033)   $ (23,247)   $ (20,969)
                                                      =========    =========    =========    =========    =========
         Income (loss) attributable to common
            stockholders                              $   1,075    $  (7,895)   $ (28,033)   $ (23,247)   $ (20,969)
                                                      =========    =========    =========    =========    =========

         Income (loss) per common share:
            Basic                                     $    0.04    $   (0.34)   $   (1.23)   $   (1.02)   $   (1.06)
            Diluted                                   $    0.04    $   (0.34)   $   (1.23)   $   (1.02)   $   (1.06)

         Shares used in computing income (loss)
         per common share: (1)
           Basic                                         25,710       23,003       22,842       22,735       19,743
           Diluted                                       26,440       23,003       22,842       22,735       19,743


                                                                                  As of December 31,
                                                      -------------------------------------------------------------
                                                         2000         1999         1998         1997         1996
                                                      ---------    ---------    ---------    ---------    ---------
         Balance Sheet Data:
         Total assets                                 $   7,573    $  10,323    $  11,994    $  41,573    $  63,873
         Long-term obligations                            2,233        4,314          156        2,069        1,009
         Accumulated deficit                           (117,729)    (119,569)    (115,395)     (87,363)     (64,116)

      (1)Basic earnings per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is calculated using the weighted average number of common shares outstanding during the periods, adjusted for the effects of convertible securities, options and warrants, if dilutive.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------






                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                             -----------------------

                              NEOPROBE CORPORATION

                             -----------------------

                            FORM 10-KSB ANNUAL REPORT

                           FOR THE FISCAL YEAR ENDED:

                                DECEMBER 31, 2000

                             -----------------------

                                    EXHIBITS

                           --------------------------


 -------------------------------------------------------------------------------
 -------------------------------------------------------------------------------




                                  EXHIBIT INDEX

     EXHIBIT                                                                      NUMBER OF PAGES            PAGE IN MANUALLY
      NUMBER             DESCRIPTION                                           IN ORIGINAL DOCUMENT          SIGNED ORIGINAL


          3.1.           Complete Restated Certificate of Incorporation of                 11                        *
                         Neoprobe Corporation, as corrected February 18,
                         1994 and as amended June 27, 1994, July 25, 1995, June
                         3, 1996, March 17, 1999, and May 9, 2000.

          3.2.           Amended and Restated  By-Laws dated July 21, 1993,                15                        *
                         as amended July 18, 1995 and May 30, 1996.

          3.3.           Certificate of Elimination of Neoprobe Corporation                 1                        *
                         filed on May 9, 2000 with the Secretary of State
                         of the State of Delaware.

          4.1.           See Articles FOUR, FIVE, SIX and SEVEN of the                     25                        *
                         Restated Certificate of Incorporation of the Company
                         (see Exhibit 3.1).

          4.2.           See  Articles II and VI and  Section 2 of Article                 13                        *
                         III and Section 4 of Article VII of the Amended and
                         Restated By-Laws of the Company (see Exhibit 3.2).

          4.3.           Rights Agreement dated as of July 18, 1995 between                47                        *
                         the Company and Continental Stock Transfer & Trust
                         Company.

          4.4.           Amendment Number 1 to the Rights Agreement between                 3                        *
                         the Company and Continental Stock Transfer & Trust
                         Company dated February 16, 1999.

       10.1.25.          Rights Agreement between the Company and                          47                        *
                         Continental Stock Transfer & Trust Company dated
                         as of July 18, 1995 (see Exhibit 4.3).



_______________

+ The Company will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Company's most recent Annual Meeting of Stockholders upon the payment of a fee of fifty cents ($.50) a page.


*  Incorporated by reference

       10.1.31.          Amendment Number 1 to the Rights Agreement between                 3                        *
                         the Company and Continental Stock Transfer & Trust
                         Company dated February 16, 1999 (see Exhibit 4.4).

       10.1.39.          Settlement Agreement among the Company, The Aries                 35                        *
                         Master Fund, The Aries Domestic Fund, L.P.,
                         Paramount Capital, Inc., and Paramount Capital
                         Asset Management, Inc. dated January 20, 2000.

       10.2.26.          Amended and Restated Stock Option and Restricted                  11                        *
                         Stock Purchase Plan dated March 3, 1994.

       10.2.35.          Restricted Stock Purchase Agreement dated June 5,                  4                        *
                         1996 between the Company and David C. Bupp.


       10.2.37.          1996 Stock Incentive Plan dated January 18, 1996                  21                        *
                         as amended March 13, 1997.


       10.2.45.          Restricted Stock Purchase Agreement between the                    3                        *
                         Company and David C. Bupp dated May 20, 1998.


       10.2.48.          Restricted Stock Agreement dated October 23, 1998                  4                        *
                         between the Company and Brent L. Larson.


       10.2.50.          Restricted Stock Agreement dated April 30, 1999                    5                        *
                         between the Company and David C. Bupp. This
                         Agreement is one of three substantially identical
                         agreements and is accompanied by a schedule
                         identifying the other agreements omitted and
                         setting forth the material details in which such
                         agreements differ from the one that is filed
                         herewith.


       10.2.52.          Severance Agreement dated November 30, 1999                        5                        *
                         between the Company and Patricia Coburn.


       10.2.54.          Restricted Stock Agreement dated March 22, 2000                    4                        *
                         between the Company and David C. Bupp. This
                         Agreement is one of three substantially identical
                         agreements and is


_______________

+ The Company will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Company's most recent Annual Meeting of Stockholders upon the payment of a fee of fifty cents ($.50) a page.


*  Incorporated by reference



                         accompanied by a schedule identifying the other agreements omitted and setting forth the material details in which such agreements differ from the one that is filed herewith.

       10.2.55.          Agreement, Release and Waiver between the Company                  6                        *
                         and Matthew F. Bowman dated March 31, 2000.

       10.2.56.          Employment Agreement between the Company and Carl                  5                        *
                         M. Bosch dated April 1, 2000.

       10.2.57.          Employment Agreement between the Company and Brent                 5                        *
                         L. Larson dated April 1, 2000.

       10.2.58.          Employment Agreement between the Company and David                 8                        *
                         C. Bupp dated July 1, 2000.

        10.3.1.          Technology  Transfer  Agreement dated July 29, 1992               15                        *
                         between the Company and The Dow Chemical.

       10.3.31.          Cooperative Research and Development Agreement                    67                        *
                         between Company and National Cancer Institute.

       10.3.45.          License  dated May 1, 1996 between Company and The                 9                        *
                         Dow Chemical Company.

       10.3.46.          License Agreement dated May 1, 1996 between                       27                        *
                         Company and The Dow Chemical Company (subject to
                         an order granting portions thereof confidential
                         treatment).

       10.3.47.          License and Option Agreement between the Company                  32                        *
                         and Cira Technologies, Inc. dated April 1, 1998.

       10.3.48.          Restated Subscription and Option Agreement between                12                        *
                         the Company, Cira Technologies, Inc., Richard G.
                         Olsen, John L. Ridihalgh, Richard McMorrow, James
                         R. Blakeslee,  Mueller & Smith, Ltd., Pierre
                         Triozzi and


_______________

+ The Company will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Company's most recent Annual Meeting of Stockholders upon the payment of a fee of fifty cents ($.50) a page.


*  Incorporated by reference


                         Gregory Noll, dated April 17, 1998.

       10.3.49.          Restated Stockholders Agreement with the Company,                  5                        *
                         Cira Technologies, Inc., Richard G. Olsen, John L.
                         Ridihalgh, Richard McMorrow, James R. Blakeslee,
                         Mueller & Smith, Ltd., Pierre L. Triozzi and
                         Gregory Noll, dated April 17, 1998.

       10.3.50.          Share Purchase Agreement between the Company and                  12                        *
                         Biomedical Investments (1997) Ltd. dated January
                         19, 2000.

       10.3.51.          Option Agreement between the Company and Reico                     9                        *
                         Ltd. dated February 1, 2000.

       10.3.52.          Participation Agreement between the Company and                    5                       76
                         Cira, LLC dated November 30, 2000.

       10.4.32.          Supply Agreement between the Company and eV                       17                        *
                         Products dated December 8, 1997 (subject  to an
                         order granting portions thereof confidential
                         treatment).

       10.4.33.          Sales and Marketing Agreement dated February 1,                   20                        *
                         1999  between the Company and KOL Bio Medical
                         Instruments, Inc (subject to an order granting
                         portions thereof confidential treatment).

       10.4.37.          Termination Agreement between the Company and KOL                 13                        *
                         Bio-Medical Instruments, Inc. dated October 1,
                         1999.

       10.4.38.          Amendment to Termination Agreement between the                     2                        *
                         Company and KOL Bio-Medical Instruments, Inc.
                         dated October 1, 1999.

       10.4.39.          Distribution Agreement between the Company and                    48                        *
                         Ethicon Endo-Surgery, Inc. dated October 1, 1999
                         (subject to an order granting portions thereof
                         confidential treatment).

       10.4.45.          Manufacturing and Supply Agreement between the                    22                        *
                         Company and Plexus Corporation dated March 30,
                         2000 (subject to an order granting portions
                         thereof confidential


_______________

+ The Company will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Company's most recent Annual Meeting of Stockholders upon the payment of a fee of fifty cents ($.50) a page.

*  Incorporated by reference



                         treatment).

         11.1            Computation of Income (Loss) Per Share                             1                       81

         21.1            Subsidiaries of the Company                                        1                       82

         23.1            Consent of KPMG LLP                                                1                       83

         24.1            Powers of Attorney                                                 8                       84

         24.2            Certified resolution of the Company's Board of                     1                       92
                         Directors authorizing officers and directors
                         signing on behalf of the Company to sign pursuant
                         to a power of attorney.




_______________

+ The Company will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Company's most recent Annual Meeting of Stockholders upon the payment of a fee of fifty cents ($.50) a page.


*  Incorporated by reference