Form 10QSB
period 2001-03-31
NEOPROBE CORP
filed 2001-05-11
CIK 810509

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


   (Mark One)

     [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001


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

                                  614.793.7500
                           (Issuer's telephone number)


          26,266,770 SHARES OF COMMON STOCK, PAR VALUE $.001 PER SHARE (Number of shares of issuer's common equity outstanding as of the close of business on April 30, 2001)



Transitional Small Business Disclosure Format (check one)   Yes  [ ]   No  [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEOPROBE CORPORATION
BALANCE SHEETS



ASSETS                                                      MARCH 31,        DECEMBER 31,
                                                              2001               2000
                                                           (UNAUDITED)
                                                           ----------         ----------
Current assets:
    Cash and cash equivalents                              $3,760,004         $4,643,347
    Accounts receivable, net                                  488,617            365,061
    Inventory                                               1,302,815            941,120
    Prepaid expenses and other                                129,494            234,232
                                                           ----------         ----------

           Total current assets                             5,680,930          6,183,760
                                                           ----------         ----------

Property and equipment                                      2,077,022          2,039,187
    Less accumulated depreciation and amortization          1,250,103          1,174,167
                                                           ----------         ----------
                                                              826,919            865,020
                                                           ----------         ----------

 Intangible assets, net                                       527,204            524,035
                                                           ----------         ----------

           Total assets                                    $7,035,053         $7,572,815
                                                           ==========         ==========





CONTINUED

NEOPROBE CORPORATION
BALANCE SHEETS, CONTINUED



LIABILITIES AND STOCKHOLDERS' EQUITY                                          MARCH 31,            DECEMBER 31,
                                                                                2001                  2000
                                                                             (UNAUDITED)
                                                                            -------------          -------------
Current liabilities:
   Notes payable to finance company                                         $      60,764          $     105,332
   Capital lease obligations, current                                              11,729                 11,359
   Accrued liabilities                                                            735,238                725,674
   Accounts payable                                                               350,010                731,985
   Deferred license revenue, current                                              800,000                800,000
                                                                            -------------          -------------

          Total current liabilities                                             1,957,741              2,374,350
                                                                            -------------          -------------

 Capital lease obligations                                                         29,851                 32,926
 Deferred license revenue                                                       2,000,000              2,200,000
                                                                            -------------          -------------

          Total liabilities                                                     3,987,592              4,607,276
                                                                            -------------          -------------


Commitments and contingencies                                                          --                     --


Stockholders' equity:
   Preferred stock; $.001 par value; 5,000,000 shares
     authorized at March 31,2001 and December 31, 2000;
     none issued and outstanding (500,000 shares
     designated as Series A, $.001 par value, at March 31, 2001 and
     and December 31, 2000; none outstanding)                                          --                     --
   Common stock; $.001 par value; 50,000,000 shares
     authorized; 26,265,770 shares issued and
     outstanding at March 31, 2001; 26,264,103
     shares issued and outstanding at December 31, 2000                            26,266                 26,264
   Additional paid-in capital                                                 120,669,471            120,668,639
   Accumulated deficit                                                       (117,648,276)          (117,729,364)
                                                                            -------------          -------------

          Total stockholders' equity                                            3,047,461              2,965,539
                                                                            -------------          -------------

              Total liabilities and stockholders' equity                    $   7,035,053          $   7,572,815
                                                                            =============          =============




               See accompanying notes to the financial statements

NEOPROBE CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                      MARCH 31,
                                                          ----------------------------------
                                                               2001                 2000
                                                          ------------          ------------
Revenues:
  Net sales                                               $  1,394,469          $  1,605,811
  License revenue                                              225,000               250,000
                                                          ------------          ------------
     Total revenues                                          1,619,469             1,855,811
                                                          ------------          ------------

Cost of goods sold                                             948,247               837,614
                                                          ------------          ------------

Gross profit                                                   671,222             1,018,197
                                                          ------------          ------------

Operating expenses:
  Research and development                                      74,174               294,045
  Marketing and selling                                             --               110,882
  General and administrative                                   570,308               668,342
                                                          ------------          ------------
     Total operating expenses                                  644,482             1,073,269
                                                          ------------          ------------

Income (loss) from operations                                   26,740               (55,072)
                                                          ------------          ------------

Other income (expense):
  Interest income                                               50,155                45,361
  Interest expense                                              (3,134)              (10,056)
  Other                                                          7,327                (7,095)
                                                          ------------          ------------
     Total other income                                         54,348                28,210
                                                          ------------          ------------

Net income (loss)                                               81,088               (26,862)
                                                          ------------          ------------

Loss on retirement of preferred stock                               --               764,668
                                                          ------------          ------------

Income (loss) attributable to common stockholders         $     81,088          $   (791,530)
                                                          ============          ============

Income (loss) per common share:
  Basic                                                   $         --          $      (0.03)
  Diluted                                                 $         --          $      (0.03)

Weighted average shares outstanding:
  Basic                                                     25,894,955            25,394,727
  Diluted                                                   26,086,569            25,394,727


               See accompanying notes to the financial statements

NEOPROBE CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                  ---------------------------------
                                                                      2001                 2000
                                                                  -----------          ------------
Cash flows from operating activities:
  Net income (loss)                                               $    81,088          $   (26,862)
  Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
    Depreciation and amortization                                     103,131               83,131
    Change in operating assets and liabilities:
       Accounts receivable                                           (123,556)            (778,805)
       Inventory                                                     (409,228)             645,763
       Accounts payable                                              (381,975)            (308,677)
       Deferred license revenue                                      (200,000)            (200,000)
       Other assets and liabilities                                   114,103             (127,090)
                                                                  -----------          -----------

      Net cash used in operating activities                          (816,437)            (712,540)
                                                                  -----------          -----------

Cash flows from investing activities:
   Proceeds from sale of investment in affiliate                           --            1,500,000
   Purchases of property and equipment                                (12,551)             (12,055)
   Proceeds from sales of property and equipment                          925                  820
   Patent costs                                                        (8,842)              (6,790)
                                                                  -----------          -----------

      Net cash (used in) provided by investing activities             (20,468)           1,481,975
                                                                  -----------          -----------

Cash flows from financing activities:
   Settlement of obligation to preferred stockholder                       --           (2,500,000)
   Proceeds from issuance of common stock, net                            834               33,909
   Payments under line of credit                                           --             (380,000)
   Payment of notes payable                                           (44,568)             (65,565)
   Payments under capital leases                                       (2,704)             (25,347)
                                                                  -----------          -----------

      Net cash used in financing activities                           (46,438)          (2,937,003)
                                                                  -----------          -----------

      Net decrease in cash and cash equivalents                      (883,343)          (2,167,568)

Cash and cash equivalents, beginning of period                      4,643,347            4,882,537
                                                                  -----------          -----------

Cash and cash equivalents, end of period                          $ 3,760,004          $ 2,714,969
                                                                  ===========          ===========


               See accompanying notes to the financial statements

                        NOTES TO THE FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION:

     The information presented for March 31, 2001 and 2000, and for the periods then ended is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) which the management of Neoprobe Corporation (Neoprobe or the Company) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results for the interim period are not necessarily indicative of results to be expected for the year. The financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000, which were included as part of the Company's Annual Report on Form 10-KSB.

2.   COMPREHENSIVE INCOME (LOSS):

     The Company had no accumulated other comprehensive income (loss) activity during the three-month periods ended March 31, 2001 and 2000.

3.   EARNINGS PER SHARE:

     Basic earnings per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is calculated using the weighted average number of common shares outstanding during the periods, adjusted for the effects of convertible securities, options and warrants, if dilutive.

                                                     THREE MONTHS ENDED
                                                       MARCH 31, 2001
                                              --------------------------------
                                                 BASIC               DILUTED
                                                EARNINGS             EARNINGS
                                               PER SHARE            PER SHARE
                                              -----------          -----------
           Outstanding shares                  26,265,770           26,265,770
           Effect of weighting changes
              in outstanding shares                  (815)                (815)
           Contingently issuable shares          (370,000)            (370,000)
           Stock options                               --              191,614
                                              -----------          -----------

           Adjusted shares                     25,894,955           26,086,569
                                              ===========          ===========

     The following table summarizes options to purchase common stock of the Company which were outstanding during the three-month period ended March 31, 2001, but which were not included in the computation of diluted income per share because their effect was anti-dilutive.

                                                     THREE MONTHS ENDED
                                                       MARCH 31, 2001
                                              --------------------------------
                                                 EXERCISE            OPTIONS
                                                   PRICE           OUTSTANDING
                                              ---------------      -----------
                                               $0.41 - $1.25         405,972
                                               $1.50 - $2.50         227,520
                                               $3.25 - $6.00         269,700
                                              $13.38 - $15.75         92,500
                                                                     -------
                                                                     995,692
                                                                     ========

     There is no difference in basic and diluted earnings per share for the Company related to the three months ended March 31, 2000. The net loss per common share for this period excludes the number of common shares issuable upon exercise of outstanding stock options and warrants into the Company's common stock since such inclusion would be anti-dilutive.

4.   INVENTORY:

     The components of inventory are as follows:

                                                    MARCH 31,    DECEMBER 31,
                                                      2001           2000
                                                   -----------    ----------

           Materials and component parts            $ 779,331     $ 418,087
           Finished goods                             702,644       696,432
              Less obsolescence reserve              (179,160)     (173,399)
                                                   -----------    ----------
                                                   $1,302,815     $ 941,120
                                                   ===========    ==========

5.   LINE OF CREDIT:

     On January 26, 2001, the Company entered into a revolving credit facility with a bank. The facility provides for a maximum line of credit of $1.5 million. Availability under the facility is based on an advance formula of eligible accounts receivable and eligible inventory. Borrowings under the facility bear interest based on the bank's prime rate and are collateralized by accounts receivable, inventory and property and equipment of the Company. The facility contains financial covenants including, but not limited to, current ratio and fixed charge coverage ratio. The Company is required to maintain a compensating balance of $250,000 and to pay a commitment fee of 0.25% per annum on the unused portion of the maximum potential balance. The facility matures on January 26, 2002. There were no borrowings outstanding under the facility as of March 31, 2001.

6.   INCOME TAXES:

     For the quarter ended March 31, 2001, the reversal of certain temporary differences related to accrued expenses and deferred revenue resulted in the generation of a loss for income tax purposes. As a result, no income tax expense is reflected in the statement of operations for the quarter ended March 31, 2001.

7.   STOCK OPTIONS:

     During the first quarter of 2001, the Board of Directors granted options to employees and certain directors of the Company for 700,000 shares of common stock, exercisable at an average price of $0.42 per share, vesting over three years. As of March 31, 2001, the Company has 2.3 million options outstanding under two stock option plans. Of the outstanding options, 874,000 options have vested as of March 31, 2001, at an average exercise price of $3.85 per share.

8.   SEGMENT INFORMATION:

     The Company owns or has rights to intellectual property involving three primary areas of cancer diagnosis and treatment including: hand-held gamma detection instruments currently used primarily in the application of intraoperative lymphatic mapping (ILM), diagnostic radiopharmaceutical products to be used in the Company's proprietary RIGS(R) process, and activated cellular therapy (ACT). During 1998, the Company's business plan suspended ongoing research activities related to RIGS and ACT to allow the Company to focus primarily on the hand-held gamma detection instruments while efforts are carried out to find partners or licensing parties to fund future RIGS and ACT research and development. The Company generated $25,000 and $50,000 in revenue during the first quarters of 2001 and 2000, respectively, under an option agreement to license its RIGS technology, but incurred no RIGS-related expenses during those periods. The Company had no revenue or expenses in either the first quarter of 2001 or 2000 related to its ACT initiative. All other revenue and costs included in the Company's financial statements for the quarters ended March 31, 2001 and March 31, 2000 relate primarily to the Company's ILM initiative.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue for the first quarter of 2001 decreased $236,000 to $1.6 million from $1.9 million for the same period in 2000. Research and development expenses during the first quarter of 2001 were $74,000 or 12% of operating expenses for the quarter. General and administrative expenses were $570,000 or 88% of operating expenses for the quarter. Overall, operating expenses for the first quarter of 2001 decreased $429,000 or 40% over the same quarter in 2000. The Company anticipates that total operating expenses for the remaining quarters of 2001 will be consistent with first quarter 2001 levels, except for research and development expenses that are expected to increase as a result of efforts to increase the product pipeline.

Three months ended March 31, 2001 and 2000

Revenues and Margins. Net product sales decreased $211,000 or 13% to $1.4 million during the first quarter of 2001 from $1.6 million during the same period in 2000. Gross margins on product sales decreased to 32% of net sales for the first quarter of 2001 from 48% of net sales for the same period in 2000. The declines in net product sales and gross margin were the combined result of lower sales volumes in the first quarter of 2001 and decreases in product transfer prices as compared to the first quarter of 2000. The lower sales volumes in the first quarter of 2001 are primarily attributable to delays in contract manufacturer component deliveries that have since been corrected. The decline in gross margin on net product sales is primarily attributable to decreases in the transfer prices at which the Company sells its products to Ethicon.

The Company's transfer prices to Ethicon are determined based on a percentage of the end customer average sales prices (ASP) on products sold by Ethicon, subject to certain floor pricing terms. The Company's distribution agreement with Ethicon provided for a lower percentage of ASP to be shared with the Company following the first full commercial year of the distribution agreement that ended December 31, 2000. The Company does not expect the percentage of ASP that it receives to decline further; however, the ASP on which the percentage is based may decline depending on end customer price erosion, if any, that may be experienced by Ethicon. A decline in the ASP could negatively impact revenue and gross margins on net product sales. In addition, the cost to manufacture the Company's products also increased slightly from 2000 to 2001 due largely to higher electronic and crystal component costs.

Revenues in the first quarters of 2001 and 2000 included $200,000 from the pro-rata recognition of license fees related to the distribution agreement with Ethicon and $25,000 and $50,000, respectively, from the recognition of milestone fees related to an option agreement to license certain of the Company's RIGS technology.

Research and Development Expenses. Research and development expenses decreased $220,000 or 75% to $74,000 during the first quarter of 2001 from $294,000 during the same period in 2000. The decrease is primarily due to the inclusion of $40,000 in non-recurring severance costs and $150,000 in unreimbursed costs for development of products in 2000.

Marketing and Selling Expenses. Marketing and selling expenses decreased 100% during the first quarter of 2001 from $111,000 during the same period in 2000 due to entering into the distribution agreement with Ethicon. The first quarter of 2000 also included approximately $40,000 in non-recurring severance charges related to the separation of marketing personnel.

General and Administrative Expenses. General and administrative expenses decreased $98,000 or 15% to $570,000 during the first quarter of 2001 from $668,000 during the same period in 2000. The decrease was primarily a result of reductions in overhead costs such as space costs, taxes and insurance.

Other Income. Other income increased $26,000 or 93% to $54,000 during the first quarter of 2001 from $28,000 during the same period in 2000. Other income during the first quarters of 2001 and 2000 consisted primarily of interest income. The Company's interest income increased due to increased overall average levels of cash and investments during the first quarter of 2001 as compared to the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Cash used in operations increased $104,000 to $816,000 during the first quarter of 2001 from $713,000 during the same period in 2000. Working capital decreased to $3.7 million at March 31, 2001 as compared to $3.8 million at December 31, 2000. The current ratio increased to 2.9 at March 31, 2001 from 2.6 at December 31, 2000. The decrease in working capital was primarily related to lower earnings in the first quarter of 2001 coupled with higher overall working capital requirements.

Accounts receivable increased to $489,000 at March 31, 2001 from $365,000 at December 31, 2000. Inventory levels increased to $1.3 million at March 31, 2001 as compared to $941,000 at December 31, 2000. Inventory at March 31, 2001 and December 31, 2000 included safety stock of finished goods as well as critical component and long lead-time raw materials to ensure uninterrupted product supply to Ethicon. The Company expects receivables levels to fluctuate in 2001 depending on the timing of purchases by Ethicon. Inventory may increase slightly as the Company continues to evaluate appropriate component and finished good safety stock levels and endeavors to optimize production activities.

Investing Activities. Cash used in investing activities in the first quarter of 2001 totaled $20,000 versus $1.5 million provided by investing activities during the same period in 2000. During January 2000, the Company sold an investment in an Israeli biotechnology company for $1.5 million. Capital expenditures in the first quarters of 2001 and 2000 were split between purchases of production tools and equipment and technology infrastructure but were offset by the sale of excess furniture and fixtures accumulated from prior year headcount reductions. Capital needs for 2001 are expected to be consistent with those in 2000.

Financing Activities. Financing activities used $46,000 in cash in the first quarter of 2001 versus $2.9 million during the same period in 2000. During the first quarter of 2000, the Company paid holders of Series B preferred stock $2.5 million in cash and issued them 3 million each of common shares and warrants to purchase common shares in exchange for retiring the outstanding preferred shares.

During January 2001, the Company executed a revolving line of credit with a bank that will provide the Company with access to up to $1.5 million to finance general working capital needs, subject to certain terms and covenants. The Company does not anticipate significant draws on the line of credit during 2001.

New Accounting Pronouncements.  In June 1998, the Financial Accounting
Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting For Derivative Instruments and Hedging Activities. SFAS No. 133 was originally required to be adopted in years beginning after June 15, 1999; however, SFAS No. 137 deferred the effective date to fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 and a second related amendment, SFAS No. 138 effective January 1, 2001. The Statement requires companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedge asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of this Statement has had no significant impact on the Company's results of operations or financial position.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and other Company filings with the Securities and Exchange Commission and in our reports to shareholders. Statements which relate to other than strictly historical facts, such as statements about the Company's plans and strategies, expectations for future financial performance, new and existing products and technologies, and markets for the Company's products are forward-looking statements within the meaning of the Act. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and other similar expressions identify forward-looking statements. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance, and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following are some of the factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in or underlying our Company's forward-looking statements:

o Neoprobe has suffered significant operating losses for several years in its history and it may not be able to continue to achieve profitability.

o Neoprobe products may not achieve the broad market acceptance they need in order to be a commercial success.

o Neoprobe relies on a third party for its worldwide marketing and distribution, who may not be successful in selling Neoprobe's products.

o Neoprobe relies on third parties to manufacture its products and Neoprobe will suffer if they do not perform.

o Neoprobe may have difficulty raising additional capital, which could deprive it of necessary resources.

o    Neoprobe may lose out to larger and better-established competitors.

o    Neoprobe's products may be displaced by newer technology.

o Neoprobe is in a highly regulated business and it could face severe problems if does not comply with all regulatory requirements in the global markets in which Neoprobe's products are sold.

o Neoprobe's intellectual property may not have or provide sufficient legal protections against infringement or loss of trade secrets.

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

          None.

ITEM 2. Changes in Securities

          None.

ITEM 3. Defaults Upon Senior Securities

          None.

ITEM 4. Submission of Matters to a Vote of Security Holders

          None.

ITEM 5. Other Information.

          None.

ITEM 6. Exhibits and Reports on Form 8-K

(a)       LIST OF EXHIBITS

          10. MATERIAL CONTRACTS

          Exhibit 10.4.46

          Revolving Credit Loan Agreement between the Company and Firstar Bank, N.A. dated January 26, 2001.

          Page 13 in the manually signed original.

          Exhibit 10.4.47

          Revolving Credit Loan Note between the Company and Firstar Bank, N.A. dated January 26, 2001.

          Page 51 in the manually signed original.

          Exhibit 10.4.48

          Continuing Security Agreement between the Company and Firstar Bank, N.A. dated January 26, 2001.

          Page 53 in the manually signed original.

          11. STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

          Exhibit 11.1

          Computation of Income (Loss) Per Share.

          Page 70 in the manually signed original.

(b)       REPORTS ON FORM 8-K

          No current report on Form 8-K was filed by the Company during the first quarter of fiscal 2001.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  NEOPROBE CORPORATION
                                  (the Company)
                                  Dated: May 11, 2001

                                  By: /s/ DAVID C. BUPP
                                    -------------------

                                  David C. Bupp
                                  President and Chief Executive Officer
                                  (duly authorized officer;
                                  principal executive officer)

                                  By: /s/ BRENT L. LARSON
                                    ---------------------
                                  Brent L. Larson
                                  Vice President, Finance and Chief
                                  Financial Officer
                                  (principal financial and accounting officer)