Form 10QSB
period 2001-06-30
NEOPROBE CORP
filed 2001-08-14
CIK 810509

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


   (Mark One)

  X           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
-----                    SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: June 30, 2001


                                       or


               TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
-----                              EXCHANGE ACT
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

                                  614.793.7500
                          (Issuer's telephone number)


          26,266,770 SHARES OF COMMON STOCK, PAR VALUE $.001 PER SHARE
         (Number of shares of issuer's common equity outstanding as of the close of business on August 9, 2001)



Transitional Small Business Disclosure Format (check one)  Yes |_|  No |X|

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEOPROBE CORPORATION
BALANCE SHEETS



ASSETS                                                               JUNE 30,            DECEMBER 31,
                                                                       2001                  2000
                                                                   (UNAUDITED)
                                                                -------------------    ------------------
Current assets:
    Cash and cash equivalents                                          $ 4,466,868           $ 4,643,347
    Accounts receivable, net                                               136,265               365,061
    Inventory                                                            1,096,845               941,120
    Prepaid expenses and other                                              79,499               234,232
                                                                -------------------    ------------------

           Total current assets                                          5,779,477             6,183,760
                                                                -------------------    ------------------

Property and equipment                                                   2,114,144             2,039,187
    Less accumulated depreciation and amortization                       1,346,700             1,174,167
                                                                -------------------    ------------------
                                                                           767,444               865,020
                                                                -------------------    ------------------

 Intangible assets, net                                                    527,854               524,035
                                                                -------------------    ------------------

           Total assets                                                $ 7,074,775           $ 7,572,815
                                                                ===================    ==================



Continued

NEOPROBE CORPORATION
BALANCE SHEETS, CONTINUED



LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              JUNE 30,            DECEMBER 31,
                                                                                2001                  2000
                                                                             (UNAUDITED)
                                                                          ------------------    ------------------
Current liabilities:
   Notes payable to finance company                                               $  15,336             $ 105,332
   Capital lease obligations, current                                                12,112                11,359
   Accrued liabilities                                                              580,134               725,674
   Accounts payable                                                                 615,672               731,985
   Deferred license revenue, current                                                800,000               800,000
                                                                          ------------------    ------------------

          Total current liabilities                                               2,023,254             2,374,350
                                                                          ------------------    ------------------

 Capital lease obligations                                                           26,676                32,926
 Deferred license revenue                                                         1,800,000             2,200,000
                                                                          ------------------    ------------------

          Total liabilities                                                       3,849,930             4,607,276
                                                                          ------------------    ------------------


Commitments and contingencies                                                             -                     -


Stockholders' equity:
   Preferred stock; $.001 par value; 5,000,000 shares authorized at June 30,
     2001 and December 31, 2000; none issued and outstanding (500,000 shares designated as Series A, $.001 par value, at June 30, 2001 and
     and December 31, 2000; none outstanding)                                             -                     -
   Common stock; $.001 par value; 50,000,000 shares
     authorized; 26,265,770 shares issued and
     outstanding at June 30, 2001; 26,264,103
     shares issued and outstanding at December 31, 2000                              26,266                26,264
   Additional paid-in capital                                                   120,669,471           120,668,639
   Accumulated deficit                                                        (117,470,892)         (117,729,364)
                                                                          ------------------    ------------------

          Total stockholders' equity                                              3,224,845             2,965,539
                                                                          ------------------    ------------------

              Total liabilities and stockholders' equity                         $7,074,775            $7,572,815
                                                                          ==================    ==================




               See accompanying notes to the financial statements

NEOPROBE CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                       THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                            JUNE 30,                                 JUNE 30,
                                              -------------------------------------    --------------------------------------
                                                   2001                 2000                 2001                 2000
                                              ----------------    -----------------    -----------------    -----------------

Revenues:
  Net sales                                       $ 2,077,499          $ 2,511,659      $     3,471,968          $ 4,117,470
  License revenue                                     200,000              200,000              425,000              450,000
                                              ----------------    -----------------    -----------------    -----------------
    Total revenues                                  2,277,499            2,711,659            3,896,968            4,567,470
                                              ----------------    -----------------    -----------------    -----------------

Cost of goods sold                                  1,441,330            1,444,411            2,389,577            2,282,025
                                              ----------------    -----------------    -----------------    -----------------

Gross profit                                          836,169            1,267,248            1,507,391            2,285,445
                                              ----------------    -----------------    -----------------    -----------------

Operating expenses:
  Research and development                             96,993               81,309              171,167              375,354
  Marketing and selling                                     -               52,094                    -              162,976
  General and administrative                          592,521              568,550            1,162,829            1,236,892
                                              ----------------    -----------------    -----------------    -----------------
    Total operating expenses                          689,514              701,953            1,333,996            1,775,222
                                              ----------------    -----------------    -----------------    -----------------

Income from operations                                146,655              565,295              173,395              510,223
                                              ----------------    -----------------    -----------------    -----------------

Other income (expenses):
  Interest income                                      32,838               43,065               82,993               88,426
  Interest expense                                    (3,541)              (5,911)              (6,675)             (15,967)
  Other                                                 1,432               36,864                8,759               29,769
                                              ----------------    -----------------    -----------------    -----------------
    Total other income                                 30,729               74,018               85,077              102,228
                                              ----------------    -----------------    -----------------    -----------------

Net income                                            177,384              639,313              258,472              612,451
                                              ----------------    -----------------    -----------------    -----------------

Loss on retirement of preferred stock                       -                    -                    -              764,668
                                              ----------------    -----------------    -----------------    -----------------

Income (loss) attributable to common
  stockholders                                     $  177,384           $  639,313           $  258,472          $ (152,217)
                                              ================    =================    =================    =================

Income (loss) per common share:
  Basic                                             $    0.01            $    0.02            $    0.01           $   (0.01)
  Diluted                                           $    0.01            $    0.02            $    0.01           $   (0.01)

Weighted average shares outstanding:
  Basic                                            25,895,770           25,850,777           25,895,365           25,513,614
  Diluted                                          26,111,063           26,734,898           26,122,631           25,513,614






               See accompanying notes to the financial statements

NEOPROBE CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                            -------------------------------------------
                                                                                   2001                    2000
                                                                            --------------------    -------------------
Cash flows from operating activities:
  Net income                                                                         $  258,472             $  612,451
  Adjustments to reconcile net income to
  net cash used in operating activities:
    Depreciation and amortization                                                       200,565                178,876
    Change in operating assets and liabilities:
      Accounts receivable                                                               228,796            (1,669,976)
      Inventory                                                                       (213,813)                713,900
      Accounts payable                                                                (116,313)                251,282
      Deferred license revenue                                                        (400,000)              (400,000)
      Other assets and liabilities                                                        9,923              (309,994)
                                                                            --------------------    -------------------

      Net cash used in operating activities                                            (32,370)              (623,461)
                                                                            --------------------    -------------------

Cash flows from investing activities:
   Proceeds from sale of investment in affiliate                                              -              1,500,000
   Purchases of property and equipment                                                 (42,133)               (32,386)
   Proceeds from sales of property and equipment                                          2,175                 41,120
   Patent costs                                                                         (9,492)               (12,253)
                                                                            --------------------    -------------------

      Net cash (used in) provided by investing activities                              (49,450)              1,496,481
                                                                            --------------------    -------------------

Cash flows from financing activities:
   Settlement of obligation to preferred stockholder                                          -            (2,500,000)
   Proceeds from issuance of common stock, net                                              834                 15,750
   Payments under line of credit                                                              -              (380,000)
   Payment of notes payable                                                            (89,996)              (132,183)
   Payments under capital leases                                                        (5,497)               (52,528)
                                                                            --------------------    -------------------

      Net cash used in financing activities                                            (94,659)            (3,048,961)
                                                                            --------------------    -------------------

      Net decrease in cash and cash equivalents                                       (176,479)            (2,175,941)

Cash and cash equivalents, beginning of period                                        4,643,347              4,882,537
                                                                            --------------------    -------------------

Cash and cash equivalents, end of period                                            $ 4,466,868            $ 2,706,596
                                                                            ====================    ===================




               See accompanying notes to the financial statements

1.   BASIS OF PRESENTATION:

     The information presented for June 30, 2001 and 2000, and for the periods then ended is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) which the management of Neoprobe Corporation (Neoprobe or the Company) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results for the interim period are not necessarily indicative of results to be expected for the year. The financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000, which were included as part of the Company's Annual Report on Form 10-KSB.

2.   COMPREHENSIVE INCOME (LOSS):

     The Company had no accumulated other comprehensive income (loss) activity during the three-month and six-month periods ended June 30, 2001 and 2000.

3.   EARNINGS PER SHARE:

     Basic earnings per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is calculated using the weighted average number of common shares outstanding during the periods, adjusted for the effects of convertible securities, options and warrants, if dilutive.

                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                  JUNE 30, 2001                          JUNE 30, 2001
                                        --------------- --- ---------------    --------------- -- ---------------
                                            BASIC              DILUTED             BASIC             DILUTED
                                         EARNINGS PER        EARNINGS PER       EARNINGS PER       EARNINGS PER
                                            SHARE               SHARE              SHARE              SHARE
                                        ---------------     ---------------    ---------------    ---------------

    Outstanding shares                      26,265,770          26,265,770         26,265,770         26,265,770
    Effect of weighting changes
      in outstanding shares                          -                   -              (405)              (405)
    Contingently issuable shares             (370,000)           (370,000)          (370,000)          (370,000)
    Stock options                                    -             215,293                  -            227,266
                                        ---------------     ---------------    ---------------    ---------------

    Adjusted shares                         25,895,770          26,111,063         25,895,365         26,122,631
                                        ===============     ===============    ===============    ===============



                                              THREE MONTHS ENDED
                                                 JUNE 30, 2000
                                        -----------------------------------
                                              BASIC             DILUTED
                                          EARNINGS PER        EARNINGS PER
                                              SHARE              SHARE
                                        ---------------     ---------------

    Outstanding shares                      26,240,777          26,240,777
    Effect of weighting changes
      in outstanding shares                   (20,000)            (20,000)
    Contingently issuable shares             (370,000)           (370,000)
    Stock options                                    -             331,211
    Warrants                                         -             552,910
                                        ---------------     ---------------

    Adjusted shares                         25,850,777          26,734,898
                                        ===============     ===============



     There is no difference in basic and diluted earnings per share for the Company related to the six months ended June 30, 2000. The net loss per common share for this period excludes the number of common shares issuable upon exercise of outstanding stock options and warrants into the Company's common stock since such inclusion would be anti-dilutive.

     The following table summarizes options to purchase common stock of the Company which were outstanding during the three-month periods ended June 30, 2001 and 2000, and the six-month period ended June 30, 2001, but which were not included in the computation of diluted income per share because their effect was anti-dilutive.


                       THREE MONTHS ENDED                                  SIX MONTHS ENDED
                          JUNE 30, 2001                                      JUNE 30, 2001
         ------------------------ --- -------------------        --------------------- -- --------------------
                EXERCISE                   OPTIONS                     EXERCISE                 OPTIONS
                  PRICE                  OUTSTANDING                    PRICE                 OUTSTANDING
         ------------------------     -------------------        ---------------------      --------------------
         $  0.60  -  $  1.25                     407,000         $  0.60  -  $  1.25                    405,494
         $  1.50  -  $  2.50                     227,373         $  1.50  -  $  2.50                    227,446
         $  3.25  -  $  6.00                     269,700         $  3.25  -  $  6.00                    269,700
         $ 13.38  -  $ 15.75                      92,500         $ 13.38  -  $ 15.75                     92,500
                                      -------------------                                   ---------------------

                                                 996,573                                                995,140
                                      ===================                                    ====================


                       THREE MONTHS ENDED
                          JUNE 30, 2000
         ------------------------------------------------
                EXERCISE                   OPTIONS
                  PRICE                  OUTSTANDING
         ------------------------    -------------------

         $  1.03  -  $  2.50                     597,669
         $  3.00  -  $  6.00                     463,367
         $ 13.38  -  $ 17.44                     144,700
                                      -------------------

                                               1,205,736
                                      ===================




4.   INVENTORY:

     The components of inventory are as follows:

                                                         JUNE 30,                DECEMBER 31,
                                                           2001                      2000
                                                   ----------------------    ----------------------

         Materials and component parts                        $  787,668                 $ 418,087
         Finished goods                                          600,730                   696,432
            Less obsolescence reserve                          (291,553)                 (173,399)
                                                   ----------------------    ----------------------

                                                             $ 1,096,845                 $ 941,120
                                                   ======================    ======================



5.   LINE OF CREDIT:

     On January 26, 2001, the Company entered into a revolving credit facility with a bank. The facility provides for a maximum line of credit of $1.5 million. Availability under the facility is based on an advance formula of eligible accounts receivable and eligible inventory. Borrowings under the facility bear interest based on the bank's prime rate and are collateralized by accounts receivable, inventory and property and equipment of the Company. The facility contains financial covenants including, but not limited to, current ratio and fixed charge coverage ratio. The Company is required to maintain a compensating balance of $250,000 and to pay a commitment fee of 0.25% per annum on the unused portion of the maximum potential balance. The facility matures on January 26, 2002. There were no borrowings outstanding under the facility as of June 30, 2001.

6.   INCOME TAXES:

     For the six months ended June 30, 2001, the reversal of certain temporary differences related to accrued expenses and deferred revenue resulted in the generation of a loss for income tax purposes. As a result, no income tax expense is reflected in the statement of operations for the six months ended June 30, 2001. The Company has provided a full valuation allowance against net deferred tax assets at June 30, 2001 and December 31, 2000.

7.   STOCK OPTIONS:

     During the first half of 2001, the Board of Directors granted options to employees and certain directors of the Company for 715,000 shares of common stock, exercisable at an average price of $0.42 per share, vesting over three years. As of June 30, 2001, the Company has 2.3 million options outstanding under two stock option plans. Of the outstanding options, 916,000 options have vested as of June 30, 2001, at an average exercise price of $3.72 per share. On July 5, 2001, the Directors cancelled 337,500 options, all of which were priced above $3.00 per share.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS AND DEVELOPMENT ACTIVITIES

During the first half of 2001, the Company continued development work on enhancements to its current gamma detection instrument product line. In addition, non-instrument-related research activities increased significantly in 2001 over the first half of 2000. A significant portion of these non-instrument-related activities are currently being funded by outside sources.


The Company has an option to license a lymphatic targeting agent currently being studied by a Phase I clinical trial being sponsored and conducted by researchers at the University of California at San Diego (UCSD). UCSD's Phase I trial is being funded through a grant from the Susan G. Komen Breast Cancer Foundation. Researchers began enrollment in this forty-patient study during the second quarter of 2001. The Company expects the trial to be completed in late 2001 or early 2002. There can be no assurance that the clinical trial will be completed within the stated time frame, or ever, or that results from the trial will support further research or ultimately result in a marketable product.


In addition, the Company was notified during the third quarter of 2001 that researchers had received clearance from the U.S. Food and Drug Administration to begin patient enrollment in a Phase I clinical trial involving a second generation of the RIGScan CR antibody for colorectal cancer. This research is being sponsored and funded by OncoSurg, Inc. (formerly NuRigs, Ltd.), a Delaware company to whom the Company has optioned the development rights for RIGScan
CR. Although the option initially required periodic payments to be made to the Company, because the preclinical activities performed by OncoSurg over the past year cost significantly more than had been originally estimated, the Company agreed to defer the quarterly option payments due the Company during 2001 so that OncoSurg may use these funds for clinical trial purposes. OncoSurg has begun enrollment in the trial and hopes to complete enrollment by the end of 2001. There can be no assurance that the clinical trial will be completed within the stated time frame, or ever, or that results from the trial will support further research or ultimately result in a marketable product.


During the second quarter of 2001, the Company also announced a research collaboration with Aastrom Biosciences (Aastrom). This research is intended to determine whether Aastrom's Replicell(TM) system is able to duplicate cell expansion results experienced in previous Phase I clinical testing of Neoprobe's ACT technology for oncology. The Company and Aastrom are collaborating in the preparation of a protocol for the evaluation of the Replicell system in the ACT process. The Company anticipates that preparations will not be complete until later in 2001 and that the evaluation studies will not begin until the fourth quarter of 2001 at the earliest. The Company believes that positive results from this evaluation, if they occur, would provide a more effective and efficient delivery mechanism for ACT and potentially reinvigorate interest in the underlying ACT technology platform. There can be no assurance that the evaluation will be completed within the stated time frame, or ever, or that results from the evaluation will support further research or ultimately result in a marketable product.


RESULTS OF OPERATIONS

Revenue for the first half of 2001 decreased $671,000 to $3.9 million from $4.6 million for the same period in 2000. The primary reason for the decrease in revenue relates to scheduled changes in the Company's transfer pricing to Ethicon Endo-Surgery, Inc. (Ethicon) that occurred following the end of the first commercial year of the distribution agreement that ended December 31, 2000. Despite the change in pricing, sales volumes for the first half of 2001 remain roughly equivalent to the same period of the prior year after giving effect to changes in product mix. Research and development expenses during the first half of 2001 were $171,000 or 13% of operating expenses as compared to 10% of operating expenses for the first half of 2000, excluding $190,000 in severance and non-recurring unreimbursed development costs incurred in 2000. General and administrative expenses were $1.2 million or 87% of operating expenses. Overall, operating expenses for the first half of 2001 decreased $441,000 or 25% over the same period in 2000. The Company anticipates that total operating expenses for the remaining quarters of 2001 will be consistent with first half 2001 levels, except for research and development expenses that may increase as a result of efforts to expand the Company's product pipeline.


Three months ended June 30, 2001 and 2000

Revenues and Margins. Net product sales decreased $434,000 or 17% to $2.1 million during the second quarter of 2001 from $2.5 million during the same period in 2000. Gross margins on product sales decreased to 31% of net sales for the second quarter of 2001 from 42% of net sales for the same period in 2000. The declines in net product sales and gross margin in the second quarter of 2001 as compared to the same period in 2000 are primarily attributable to decreases in the transfer prices at which the Company sells its products to Ethicon.


The Company's distribution agreement with Ethicon provides for transfer prices based on a percentage of the end customer average sales prices (ASP) received by Ethicon, subject to certain floor transfer pricing terms. The distribution agreement provided for a lower percentage of ASP to be shared with the Company following the first full commercial year of the distribution agreement that ended December 31, 2000. Due primarily to the lower percentage of ASP, the Company's calculated share of ASP fell below the floor price for substantially all products during the second quarter of 2001. As a result, revenue during the second quarter was recorded based on the floor transfer prices for substantially all products. In addition, the cost to manufacture the Company's products also increased slightly from 2000 to 2001 due largely to higher electronic and crystal component costs. Revenues in the second quarters of 2001 and 2000 also included $200,000 from the pro-rata recognition of license fees related to the distribution agreement with Ethicon.

Research and Development Expenses. Research and development expenses increased $16,000 or 19% to $97,000 during the second quarter of 2001 from $81,000 during the same period in 2000. The increase is related to additional headcount dedicated to research and development activities associated with the Company's gamma detection instrument product line.


Marketing and Selling Expenses. Marketing and selling expenses decreased 100% during the second quarter of 2001 from $52,000 during the same period in 2000 due to decreases in headcount following the commencement of the Company's distribution agreement with Ethicon in the fourth quarter of 1999.


General and Administrative Expenses. General and administrative expenses increased $24,000 or 4% to $593,000 during the second quarter of 2001 from $569,000 during the same period in 2000. The increase was primarily a result of increased warranty costs and the set-up of an allowance for doubtful accounts related to option payments due from OncoSurg, offset by reductions in overhead costs such as space costs, taxes and insurance.

Other Income. Other income decreased $43,000 or 58% to $31,000 during the second quarter of 2001 from $74,000 during the same period in 2000. Other income during the second quarters of 2001 and 2000 consisted primarily of interest income. The Company received a lower interest rate on its invested cash during the second quarter of 2001 as compared to the same period in 2000, consistent with marketplace activity over the two periods; however, the primary reason for the decrease in other income was due to gains on the sale of certain property and equipment included in 2000 results.

Six months ended June 30, 2001 and 2000


Revenues and Margins. Net product sales decreased $646,000 or 16% to $3.5 million during the first half of 2001 from $4.1 million during the same period in 2000. Gross margins on product sales decreased to 31% of net sales for the first half of 2001 from 45% of net sales for the same period in 2000. The declines in net product sales and gross margin were primarily the result of decreases in product transfer prices for the first half of 2001 as compared to the first half of 2000.

The Company's distribution agreement with Ethicon provides for transfer prices based on a percentage of the end customer average sales prices (ASP) received by Ethicon, subject to certain floor transfer pricing terms. The distribution agreement provided for a lower percentage of ASP to be shared with the Company following the first full commercial year of the distribution agreement that ended December 31, 2000. Due primarily to the lower percentage of ASP, the Company's calculated share of ASP fell below the floor price for substantially all products beginning in the second quarter of 2001. As a result, revenue during the second quarter was recorded based on the floor transfer prices for substantially all products and thus affected year-to-date revenue and margins for the first half of 2001. In addition, the cost to manufacture the Company's products also increased slightly from 2000 to 2001 due largely to higher electronic and crystal component costs. Revenues in the first half of 2001 and 2000 also included $400,000 from the pro-rata recognition of license fees related to the distribution agreement with Ethicon and $25,000 and $50,000, respectively, from the recognition of milestone fees related to an option agreement to license certain of the Company's RIGS technology.

Research and Development Expenses. Research and development expenses decreased $204,000 or 54% to $171,000 during the first half of 2001 from $375,000 during the same period in 2000. The decrease is primarily due to the inclusion of $40,000 in non-recurring severance costs and $150,000 in unreimbursed costs for development of products in the first half of 2000.

Marketing and Selling Expenses. Marketing and selling expenses decreased 100% during the first half of 2001 from $163,000 during the same period in 2000 primarily due to decreases in headcount and $40,000 of related severance charges incurred during the first quarter of 2000 following the commencement of the Company's distribution agreement with Ethicon in the fourth quarter of 1999.

General and Administrative Expenses. General and administrative expenses decreased $74,000 or 6% to $1.2 million during the first half of 2001 from $1.2 million during the same period in 2000. The decrease was primarily a result of reductions in overhead costs such as professional services, space costs, taxes and insurance. The decrease in overhead costs was offset by increased warranty costs and a $25,000 allowance for doubtful accounts set up related to the Company's license fee receivable from OncoSurg.

Other Income. Other income decreased $17,000 or 17% to $85,000 during the first half of 2001 from $102,000 during the same period in 2000. Other income during the first half of 2001 and 2000 consisted primarily of interest income. The Company received a lower interest rate on its invested cash during the first half of 2001 as compared to the same period in 2000, consistent with marketplace activity during the two periods; however, the primary reason for the decrease in other income was due to gains on the sale of certain property and equipment included in 2000 results.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Cash used in operations decreased $591,000 to $32,000 during the first half of 2001 from $623,000 during the same period in 2000. Working capital remained constant at $3.8 million at June 30, 2001 and December 31, 2000. The current ratio increased to 2.9 at June 30, 2001 from 2.6 at December 31, 2000.

Accounts receivable decreased to $136,000 at June 30, 2001 from $365,000 at December 31, 2000. Inventory levels increased to $1.1 million at June 30, 2001 as compared to $941,000 at December 31, 2000. Inventory at June 30, 2001 and December 31, 2000 included safety stock of finished goods as well as critical component and long lead-time raw materials to ensure uninterrupted product supply to Ethicon. The Company expects receivables levels to fluctuate in 2001 depending on the timing of purchases and payments by Ethicon. Inventory may increase slightly as the Company continues to evaluate appropriate component and finished good safety stock levels and endeavors to optimize production activities.

Investing Activities. Cash used in investing activities in the first half of 2001 totaled $49,000 versus $1.5 million provided by investing activities during the same period in 2000. During January 2000, the Company sold an investment in an Israeli biotechnology company for $1.5 million. Capital expenditures in the first half of 2001 consisted primarily of technology infrastructure and loaner device upgrades. Capital expenditures in the first half of 2000 were split between purchases of production tools and equipment and technology infrastructure but were offset by the sale of excess furniture and fixtures accumulated from prior year headcount reductions. Capital needs to support instrument development and manufacturing activities for the remainder of 2001 are expected to be consistent with those in 2000.

Financing Activities. Financing activities used $95,000 in cash in the first half of 2001 versus $3.0 million during the same period in 2000. During the first half of 2000, the Company paid holders of Series B preferred stock $2.5 million in cash and issued them 3 million each of common shares and warrants to purchase common shares in exchange for retiring the outstanding preferred shares.

During January 2001, the Company executed a revolving line of credit with a bank that will provide the Company with access to up to $1.5 million to finance general working capital needs, subject to certain terms and covenants. The Company does not anticipate significant draws on the line of credit during 2001.

In the event the Company significantly expands its product development efforts, either through the addition of incremental internal research or through the acquisition or licensing of complementary products, it may need to seek additional financing. Such financing may have a dilutive effect on current stockholders.

New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 was originally required to be adopted in years beginning after June 15, 1999; however, SFAS No. 137 deferred the effective date to fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 and a second related amendment, SFAS No. 138 effective January 1, 2001. The Statement requires companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedge asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of this Statement has had no significant impact on the Company's results of operations or financial position.

In July 2001, the FASB issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. Under SFAS 141 any business combination initiated after June 30, 2001 must be accounted for as a purchase. For purchase business combinations that are consummated after June 30, 2001, goodwill and identifiable intangibles should be recorded and amortized in accordance with SFAS 142, i.e., goodwill and intangible assets with indefinite lives are not amortized and other identified intangibles are amortized. For any purchase business combination consummated on or before June 30, 2001, the accounting under APB 16 and APB 17 still applies. Goodwill and separately identifiable intangibles should be recorded and amortized until adopting SFAS 142, which is required for fiscal years beginning after December 15, 2001. For a calendar year end company, it would continue to amortize goodwill and all separately identifiable intangibles through December 31, 2001. Upon adoption of SFAS 142, the company will cease amortizing goodwill and separately identifiable intangibles with indefinite lives and amortize other identifiable intangibles in accordance with the guidelines set forth in the standard. The Company intends to adopt SFAS 141 and 142 according to their prescribed deadlines but does not believe that adoption will have a material impact on the Company's financial position or results of operations.

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

          None.

ITEM 6. Exhibits and Reports on Form 8-K

(a)      LIST OF EXHIBITS

         11. STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

          Exhibit 11.1

          Computation of Income (Loss) Per Share.

          Page 15 in the manually signed original.


(b)       REPORTS ON FORM 8-K

          No current report on Form 8-K was filed by the Company during the first half of fiscal 2001.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          NEOPROBE CORPORATION
                          (the Company)
                          Dated: August 14, 2001

                          By: /s/ DAVID C. BUPP
                            ------------------------------------------

                          David C. Bupp
                          President and Chief Executive Officer
                          (duly authorized officer; principal executive officer)

                          By: /s/ BRENT L. LARSON
                            ---------------------------------

                          Brent L. Larson
                          Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)