Form 10QSB
period 2001-09-30
NEOPROBE CORP
filed 2001-11-14
CIK 810509

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


   (Mark One)

        [x]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2001

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

                                  614.793.7500
                           (Issuer's telephone number)

          26,285,892 SHARES OF COMMON STOCK, PAR VALUE $.001 PER SHARE (Number of shares of issuer's common equity outstanding as of the close of business on November 1, 2001)



Transitional Small Business Disclosure Format (check one) Yes [ ]   No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEOPROBE CORPORATION
BALANCE SHEETS



ASSETS                                                    SEPTEMBER 30,     DECEMBER 31,
                                                             2001              2000
                                                         (UNAUDITED)
                                                          -------------     ------------
Current assets:
    Cash and cash equivalents                             $4,863,507        $4,643,347
    Accounts receivable, net                                  47,171           365,061
    Inventory                                              1,651,368           941,120
    Prepaid expenses and other                                41,873           234,232
                                                          ----------        ----------

           Total current assets                            6,603,919         6,183,760
                                                          ----------        ----------

Property and equipment                                     2,121,601         2,039,187
    Less accumulated depreciation and amortization         1,441,851         1,174,167
                                                          ----------        ----------
                                                             679,750           865,020
                                                          ----------        ----------

 Intangible assets, net                                      516,665           524,035
                                                          ----------        ----------

           Total assets                                   $7,800,334        $7,572,815
                                                          ==========        ==========

CONTINUED

NEOPROBE CORPORATION
BALANCE SHEETS, CONTINUED



LIABILITIES AND STOCKHOLDERS' EQUITY                                                       SEPTEMBER 30,          DECEMBER 31,
                                                                                              2001                  2000
                                                                                           (UNAUDITED)
                                                                                           -------------          ------------
Current liabilities:
   Notes payable to finance company                                                     $        --           $     105,332
   Capital lease obligations, current                                                          12,506                11,359
   Accrued liabilities                                                                      1,190,787               725,674
   Accounts payable                                                                           534,505               731,985
   Deferred license revenue, current                                                          800,000               800,000
                                                                                        -------------         -------------

          Total current liabilities                                                         2,537,798             2,374,350
                                                                                        -------------         -------------

 Capital lease obligations                                                                     23,397                32,926
 Deferred license revenue                                                                   1,600,000             2,200,000
                                                                                        -------------         -------------

          Total liabilities                                                                 4,161,195             4,607,276
                                                                                        -------------         -------------


Commitments and contingencies                                                                    --                    --


Stockholders' equity:
   Preferred stock; $.001 par value; 5,000,000 shares authorized at September
     30, 2001 and December 31, 2000; none issued and outstanding (500,000 shares designated as Series A, $.001 par value, at September 30, 2001 and
     and December 31, 2000; none outstanding)                                                    --                    --
   Common stock; $.001 par value; 50,000,000 shares
     authorized; 26,284,892 shares issued and
     outstanding at September 30, 2001; 26,264,103
     shares issued and outstanding at December 31, 2000                                        26,285                26,264
   Additional paid-in capital                                                             120,682,477           120,668,639
   Accumulated deficit                                                                   (117,069,623)         (117,729,364)
                                                                                        -------------         -------------

          Total stockholders' equity                                                        3,639,139             2,965,539
                                                                                        -------------         -------------

              Total liabilities and stockholders' equity                                $   7,800,334         $   7,572,815
                                                                                        =============         =============

               See accompanying notes to the financial statements

NEOPROBE CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)



                                                       THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                         SEPTEMBER 30,                             SEPTEMBER 30,
                                              ---------------------------------        ---------------------------------
                                                   2001                 2000                 2001                 2000
                                             ------------         ------------         ------------         ------------

Revenues:
  Net sales                                  $  1,592,303         $  2,124,991         $  5,064,271         $  6,242,461
  License revenue                                 200,000              200,000              625,000              650,000
                                             ------------         ------------         ------------         ------------
    Total revenues                              1,792,303            2,324,991            5,689,271            6,892,461
                                             ------------         ------------         ------------         ------------

Cost of goods sold                              1,089,852            1,230,742            3,479,429            3,512,767
                                             ------------         ------------         ------------         ------------

Gross profit                                      702,451            1,094,249            2,209,842            3,379,694
                                             ------------         ------------         ------------         ------------

Operating expenses:
  Research and development                         30,206               60,266              201,373              435,620
  Marketing and selling                              --                 42,397                 --                205,373
  General and administrative                      538,861              533,074            1,702,419            1,737,121
                                             ------------         ------------         ------------         ------------
    Total operating expenses                      569,067              635,737            1,903,792            2,378,114
                                             ------------         ------------         ------------         ------------

Income from operations                            133,384              458,512              306,050            1,001,580
                                             ------------         ------------         ------------         ------------

Other income (expenses):
  Interest income                                  28,693               53,573              111,686              141,999
  Interest expense                                 (2,278)              (4,468)              (8,953)             (20,435)
  Other                                           241,470               22,769              250,958               19,693
                                             ------------         ------------         ------------         ------------
    Total other income                            267,885               71,874              353,691              141,257
                                             ------------         ------------         ------------         ------------

Net income before taxes                           401,269              530,386              659,741            1,142,837
                                             ------------         ------------         ------------         ------------

   Income taxes                                      --                 26,296                 --                 26,296
                                             ------------         ------------         ------------         ------------

Net income                                        401,269              504,090              659,741            1,116,541
                                             ------------         ------------         ------------         ------------

Loss on retirement of preferred stock                --                   --                   --                764,668
                                             ------------         ------------         ------------         ------------

Income attributable to common
  stockholders                               $    401,269         $    504,090         $    659,741         $    351,873
                                             ============         ============         ============         ============

Income per common share:
  Basic                                      $       0.02         $       0.02         $       0.03         $       0.01
  Diluted                                    $       0.02         $       0.02         $       0.03         $       0.01

Weighted average shares outstanding:
  Basic                                        25,898,264           25,855,341           25,896,342           25,628,355
  Diluted                                      26,114,054           26,075,393           26,119,816           26,655,256


               See accompanying notes to the financial statements

NEOPROBE CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                  --------------------------------
                                                                       2001              2000
                                                                  --------------      ------------
Cash flows from operating activities:
  Net income                                                      $   659,741         $ 1,116,541
  Adjustments to reconcile net income to
  net cash used in operating activities:
    Depreciation and amortization                                     314,074             289,985
    Other                                                              14,225             (38,788)
    Change in operating assets and liabilities:
      Accounts receivable                                             317,890            (623,348)
      Inventory                                                      (768,336)            575,634
      Accounts payable                                               (197,480)           (437,558)
      Deferred license revenue                                       (600,000)           (600,000)
      Other assets and liabilities                                    657,472             (50,235)
                                                                  -----------         -----------
      Net cash provided by operating activities                       397,586             232,231
                                                                  -----------         -----------

Cash flows from investing activities:
   Proceeds from sale of investment in affiliate                         --             1,500,000
   Purchases of property and equipment                                (52,533)           (132,876)
   Proceeds from sales of property and equipment                        2,175             102,516
   Patent costs                                                       (14,189)            (19,726)
                                                                  -----------         -----------
      Net cash (used in) provided by investing activities             (64,547)          1,449,914
                                                                  -----------         -----------

Cash flows from financing activities:
   Settlement of obligation to preferred stockholder                     --            (2,500,000)
   Proceeds from issuance of common stock, net                            834                 803
   Payments under line of credit                                         --              (480,000)
   Payments of notes payable                                         (105,332)           (154,626)
   Payments under capital leases                                       (8,382)           (159,998)
                                                                  -----------         -----------
      Net cash used in financing activities                          (112,880)         (3,293,821)
                                                                  -----------         -----------

      Net increase (decrease) in cash and cash equivalents            220,159          (1,611,676)

Cash and cash equivalents, beginning of period                      4,643,347           4,882,537
                                                                  -----------         -----------

Cash and cash equivalents, end of period                          $ 4,863,507         $ 3,270,861
                                                                  ===========         ===========


               See accompanying notes to the financial statements

                        NOTES TO THE FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION:

         The information presented for September 30, 2001 and 2000, and for the periods then ended is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Neoprobe Corporation (Neoprobe or the Company) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results for the interim period are not necessarily indicative of results to be expected for the year. The financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000, which were included as part of the Company's Annual Report on Form 10-KSB. Certain 2000 amounts have been reclassified to conform with the 2001 presentation.

2.       COMPREHENSIVE INCOME (LOSS):

         The Company had no accumulated other comprehensive income (loss) activity during the three-month and nine-month periods ended September 30, 2001 and 2000.

3.       EARNINGS PER SHARE:

         Basic earnings per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is calculated using the weighted average number of common shares outstanding during the periods, adjusted for the effects of convertible securities, options and warrants, if dilutive.

                                           THREE MONTHS ENDED                     NINE MONTHS ENDED
                                           SEPTEMBER 30, 2001                    SEPTEMBER 30, 2001
                                     --------------------------------       --------------------------------
                                       BASIC              DILUTED               BASIC             DILUTED
                                     EARNINGS PER        EARNINGS PER        EARNINGS PER       EARNINGS PER
                                       SHARE               SHARE               SHARE              SHARE
                                    -------------        ------------        -------------      ------------
Outstanding shares                   26,284,892          26,284,892          26,284,892          26,284,892
Effect of weighting changes
  in outstanding shares                 (16,628)            (16,628)            (18,550)            (18,550)
Contingently issuable shares           (370,000)           (370,000)           (370,000)           (370,000)
Stock options                              --               215,790                --               223,474
                                     ----------          ----------          ----------          ----------

Adjusted shares                      25,898,264          26,114,054          25,896,342          26,119,816
                                     ==========          ==========          ==========          ==========



                                             THREE MONTHS ENDED                     NINE MONTHS ENDED
                                             SEPTEMBER 30, 2000                     SEPTEMBER 30, 2000
                                     --------------------------------       --------------------------------
                                        BASIC              DILUTED              BASIC             DILUTED
                                     EARNINGS PER        EARNINGS PER        EARNINGS PER       EARNINGS PER
                                       SHARE               SHARE               SHARE               SHARE
                                    -------------        ------------        -------------      ------------
Outstanding shares                   26,264,103          26,264,103          26,264,103          26,264,103
Effect of weighting changes
  in outstanding shares                 (18,762)            (18,762)           (245,748)           (245,748)
Contingently issuable shares           (390,000)           (390,000)           (390,000)           (390,000)
Stock options                              --               215,599                --               356,820
Warrants                                   --                 4,453                --               670,081
                                     ----------          ----------          ----------          ----------
Adjusted shares                      25,855,341          26,075,393          25,628,355          26,655,256
                                     ==========          ==========          ==========          ==========

     The following table summarizes options to purchase common stock of the Company that were outstanding during the three-month and nine-month periods ended September 30, 2001 and 2000, but that were not included in the computation of diluted income per share because their effect was anti-dilutive.

                       THREE MONTHS ENDED                                      NINE MONTHS ENDED
                       SEPTEMBER 30, 2001                                      SEPTEMBER 30, 2001
         ---------------------------------------------           --------------------------------------------
             EXERCISE                      OPTIONS                     EXERCISE             OPTIONS
              PRICE                       OUTSTANDING                    PRICE             OUTSTANDING
         -------------------             -------------           ------------------     ---------------------
         $  0.60  -  $  1.25                     387,551         $  0.60  -  $  1.25                  399,448
         $  1.50  -  $  2.50                     227,373         $  1.50  -  $  2.50                  227,421
         $  3.25  -  $  6.00                      35,651         $  3.25  -  $  6.00                  190,826
         $ 13.38  -  $ 15.75                      16,848         $ 13.38  -  $ 15.75                   67,006
                                                 -------                                              -------
                                                 667,423                                              884,701
                                                 =======                                              =======



                       THREE MONTHS ENDED                                      NINE MONTHS ENDED
                       SEPTEMBER 30, 2000                                      SEPTEMBER 30, 2000
         ---------------------------------------------           --------------------------------------------
                EXERCISE                   OPTIONS                     EXERCISE                 OPTIONS
                  PRICE                  OUTSTANDING                    PRICE                 OUTSTANDING
         -------------------             -------------           ------------------     ---------------------
         $  0.75  -  $  2.50                     583,011         $  1.03  -  $  2.50                  602,288
         $  3.00  -  $  6.00                     270,570         $  3.00  -  $  6.00                  406,819
         $ 13.38  -  $ 15.75                      93,696         $ 13.38  -  $ 17.44                  131,604
                                                 -------                                            ---------
                                                 947,277                                            1,140,711
                                                 =======                                            =========


4.       INVENTORY:

         The components of inventory are as follows:

                                       SEPTEMBER 30,        DECEMBER 31,
                                          2001                2000
                                     ---------------     ---------------

Materials and component parts        $   754,507         $   418,087
Finished goods                         1,186,374             696,432
   Less obsolescence reserve            (289,513)           (173,399)
                                     -----------         -----------
                                     $ 1,651,368         $   941,120
                                     ===========         ===========

5.       LINE OF CREDIT:

         On January 26, 2001, the Company entered into a revolving credit facility with a bank that provided for a maximum line of credit of $1.5 million. The Company terminated the line of credit on November 8, 2001. There were no borrowings outstanding at any time while the credit facility was in effect. No fees were incurred to terminate the credit facility.

6.       INCOME TAXES:

         For the nine months ended September 30, 2001, the reversal of certain temporary differences related to accrued expenses and deferred revenue resulted in the generation of a loss for income tax purposes. As a result, no current income tax expense is reflected in the statement of operations for the nine months ended September 30, 2001. The Company has provided a full valuation allowance against net deferred tax assets at September 30, 2001 and December 31, 2000.

7.       STOCK OPTIONS:

         During the first half of 2001, the Board of Directors granted options to employees and certain directors of the Company for 715,000 shares of common stock, exercisable at an average price of $0.42 per share, vesting over three years. On July 5, 2001, the Directors cancelled 337,500 options, all of which were priced above $3.00 per share. As of September 30, 2001, the Company has 1.9 million non-qualified options outstanding under two stock option plans. Of the outstanding options, 594,000 options have vested as of September 30, 2001, at an average exercise price of $1.44 per share.

8.       SEGMENT INFORMATION:

         The Company owns or has rights to intellectual property involving three primary areas of cancer diagnosis and treatment including: hand-held gamma detection instruments currently used primarily in the application of intraoperative lymphatic mapping (ILM), diagnostic radiopharmaceutical products to be used in the Company's proprietary RIGS(R) process, and cell expansion processes associated with activated cellular therapy (ACT). The Company generated $25,000 and $50,000 in revenue during the first nine months of 2001 and 2000, respectively, under an option agreement to license its RIGS technology, but incurred no significant RIGS-related expenses during those periods. The Company had no significant revenue or expenses in either the first nine months of 2001 or 2000 related to its ACT initiative. Other revenue and costs included in the Company's financial statements for the nine-month periods ended September 30, 2001 and 2000 relate to the Company's ILM initiative.

9.       ACQUISITION AGREEMENT:

         On August 29, 2001, the Company entered into a memorandum of understanding with Biosonix, Ltd. (Biosonix), an Israeli corporation, and its shareholders to acquire all of the outstanding shares of Biosonix. In exchange, the Company will issue up to 11.8 million shares of common stock of the Company to the shareholders of Biosonix. The Company expects to sign definitive agreements regarding the acquisition during November 2001 and to close the acquisition on or before December 31, 2001, subject to the satisfaction of certain conditions, including government approvals of the transaction in Israel and the United States.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         BUSINESS AND DEVELOPMENT ACTIVITIES

         During the first nine months of 2001, the Company continued development work on enhancements to its current gamma detection instrument product line. In addition, non-instrument-related research activities increased significantly in 2001 over the first nine months of 2000. A significant portion of these non-instrument-related activities are currently being funded by outside sources.


         The Company has an option to license a lymphatic targeting agent currently being studied by a Phase I clinical trial being sponsored and conducted by researchers at the University of California at San Diego
         (UCSD). UCSD's Phase I trial is being funded through a grant from the Susan G. Komen Breast Cancer Foundation. Enrollment in this study began late in the second quarter and has continued during the third and fourth quarters. The Company expects the trial to be completed in early 2002. The Company's option expires in August 2002. Should the Company, based on its interpretation of preliminary or final results from the trial, exercise its option rights, the Company and UCSD have agreed to negotiate in good faith the terms of a definitive license agreement within ninety days of the notification to exercise. There can be no assurance that the clinical trial will be completed within the stated time frame, or ever, or that results from the trial will support further research or ultimately result in a marketable product, or that the Company and UCSD will reach a satisfactory license agreement.


         In addition, the Company was notified during the third quarter of 2001 that researchers had received clearance from the U.S. Food and Drug Administration to begin patient enrollment in a Phase I clinical trial involving a second generation of the RIGScan CR antibody for colorectal cancer. This research is being sponsored and funded by OncoSurg, Inc. (formerly NuRigs, Ltd.), a Delaware company to whom the Company has optioned the development rights for RIGScan CR. Although the option initially required periodic payments to be made to the Company, because the preclinical activities performed by OncoSurg over the past year cost significantly more than had been originally estimated, the Company agreed to defer the quarterly option payments due the Company during 2001 so that OncoSurg may use these funds for clinical trial purposes. OncoSurg began enrollment in the trial during the third quarter and hopes to complete enrollment by the end of 2001. There can be no assurance that the clinical trial will be completed within the stated time frame, or ever, or that results from the trial will support further research or ultimately result in a marketable product. See also Results of Operations.

         During the second quarter of 2001, the Company also announced a research collaboration with Aastrom Biosciences (Aastrom). This research is intended to determine whether Aastrom's Replicell(TM) system is able to duplicate cell expansion results experienced in previous Phase I clinical testing of Neoprobe's ACT technology for oncology. The Company and Aastrom are collaborating in the preparation of a protocol for the evaluation of the Replicell system in the ACT process. The Company anticipates that preparations will not be complete until later in 2001 and that the evaluation studies will not begin until the first or second quarter of 2002 at the earliest. The Company believes that positive results from this evaluation, if they occur, would provide a more effective and efficient delivery mechanism for ACT and potentially reinvigorate interest in the underlying ACT technology platform. There can be no assurance that the evaluation will be completed within the stated time frame, or ever, or that results from the evaluation will support further research or ultimately result in a marketable product.

         During the third quarter of 2001, the Company entered into a memorandum of understanding with Biosonix and its shareholders to acquire all of the outstanding shares of Biosonix. In exchange, the Company will issue up to 11.8 million shares of common stock of the Company to the shareholders of Biosonix. The Company expects to sign definitive agreements regarding the acquisition during November 2001 and to close the acquisition on or before December 31, 2001, subject to the satisfaction of certain conditions, including government approvals of the transaction in Israel and the United States.

         Biosonix has developed a novel Angle-independent Dual Beam Flow (ADBF) technology that enables surgeons and other medical personnel to measure in real-time, and in a simple non-invasive manner, the volume of blood flowing in the vascular circulation as well as a range of additional hemodynamic parameters. Based on the ADBF core technology that utilizes digital multi-gated Doppler ultrasound, Biosonix is in the process of commercialization of several blood flow devices to answer the specific needs of different clinical settings, including the operating room, intensive care unit, emergency room, neurosurgery and vascular surgery. Biosonix' first product, the FlowGuard(TM), has received CE mark clearance for distribution in certain European markets. Neoprobe and Biosonix are preparing for the placement of Biosonix products in key medical institutions in the United States and Europe to support regulatory submissions and prepare for the commercial launch of the products. However, there can be no assurance that the Biosonix products will receive the necessary marketing approvals from the relevant regulatory bodies or that if approved, that such products will achieve market acceptance and produce a positive return.

         RESULTS OF OPERATIONS

         Revenue for the first nine months of 2001 decreased $1.2 million to $5.7 million from $6.9 million for the same period in 2000. The primary reason for the decrease in revenue relates to scheduled changes in the transfer pricing to the Company's primary customer, Ethicon Endo-Surgery, Inc. (Ethicon), that occurred following the end of the first commercial year of the distribution agreement that ended December 31, 2000 and an approximate 6% decline in overall sales volumes of control units and probes compared to the first nine months of the prior year. The Company expects fourth quarter sales volumes to be consistent with the first quarter of 2001 and product gross margins to remain consistent with the first nine months of 2001.


         Research and development expenses during the first nine months of 2001 were $201,000 or 11% of operating expenses as compared to 10% of operating expenses for the first nine months of 2000, excluding $190,000 in severance and non-recurring unreimbursed development costs incurred in 2000. General and administrative expenses were $1.7 million or 89% of operating expenses. Overall, operating expenses for the first nine months of 2001 decreased $474,000 or 20% over the same period in 2000. The Company anticipates that total operating expenses for the remaining quarter of 2001 will be consistent with the first nine months of 2001.


         Three months ended September 30, 2001 and 2000

         Revenues and Margins. Net product sales decreased $533,000 or 25% to $1.6 million during the third quarter of 2001 from $2.1 million during the same period in 2000. Gross margins on product sales decreased to 32% of net sales for the third quarter of 2001 from 42% of net sales for the same period in 2000. The declines in net product sales and gross margin in the third quarter of 2001 as compared to the same period in 2000 are primarily attributable to decreases in product sales volumes and the transfer prices at which the Company sells its products to Ethicon.


         The Company's distribution agreement with Ethicon provides for transfer prices based on a percentage of the end customer average sales prices
         (ASP) received by Ethicon, subject to certain floor transfer pricing terms. The distribution agreement provided for a lower percentage of ASP to be shared with the Company following the first full commercial year of the distribution agreement that ended December 31, 2000. Due primarily to the lower percentage of ASP, the Company's calculated share of ASP fell below the floor price for substantially all products beginning in the second quarter of 2001. As a result, revenue during the third quarter was recorded based on the floor transfer prices for substantially all products. In addition, the cost to manufacture the Company's products also increased slightly from 2000 to 2001 due largely to higher electronic and crystal component costs. Revenues in the third quarters of 2001 and 2000 also included $200,000 from the pro-rata recognition of license fees related to the distribution agreement with Ethicon.


         Research and Development Expenses. Research and development expenses decreased $30,000 or 50% to $30,000 during the third quarter of 2001 from $60,000 during the same period in 2000. The decrease is a result of lower externally contracted product development activities, offset by additional internal headcount dedicated to activities associated with the Company's gamma detection instrument product line.


         Marketing and Selling Expenses. Marketing and selling expenses decreased 100% during the third quarter of 2001 from $42,000 during the same period in 2000 due to elimination of marketing personnel following the commencement of the Company's distribution agreement with Ethicon in the fourth quarter of 1999.


         General and Administrative Expenses. General and administrative expenses increased $6,000 or 1% to $539,000 during the third quarter of 2001 from $533,000 during the same period in 2000. The increase was primarily the result of net reductions in various overhead cost categories during the third quarter of 2001, and the inclusion of $24,000 of gains on the sale of certain property and equipment during the same period in 2000.

         Other Income. Other income increased $196,000 or 273% to $268,000 during the third quarter of 2001 from $72,000 during the same period in 2000. Other income during the third quarter of 2001 consisted primarily of a $238,000 refund of a portion of the limited guarantee made by the Company related to a loan made by a bank to Neoprobe (Israel) Ltd. (Neoprobe Israel). The Company had previously put cash on deposit with the bank as security for the limited guarantee. The full amount of the limited guarantee was written off in 1998 in conjunction with the Company's decision to liquidate Neoprobe Israel as the Company did not expect to receive any of the cash deposit back from the bank. The Company had requested a full accounting for the deposit following the sale by the receiver earlier in the year of the Neoprobe Israel facility. In connection with the refunded cash deposit, the bank also granted the Company a general release from all obligations related to the loan. Other income during the third quarter of 2000 consisted primarily of interest income. Interest income decreased because the Company received a lower interest rate on its invested cash during the third quarter of 2001 as compared to the same period in 2000, consistent with marketplace activity over the two periods.

         Nine months ended September 30, 2001 and 2000


         Revenues and Margins. Net product sales decreased $1.2 million or 19% to $5.1 million during the first nine months of 2001 from $6.2 million during the same period in 2000. Gross margins on product sales decreased to 31% of net sales for the first nine months of 2001 from 44% of net sales for the same period in 2000. The declines in net product sales and gross margin were the combined result of an approximate 6% decrease in overall sales volumes of control units and probes and the scheduled one-time reduction in transfer prices for the first nine months of 2001 as compared to the same period in 2000.

         The Company's distribution agreement with Ethicon provides for transfer prices based on a percentage of the end customer average sales prices
         (ASP) received by Ethicon, subject to certain floor transfer pricing terms. The distribution agreement provided for a lower percentage of ASP to be shared with the Company following the first full commercial year of the distribution agreement that ended December 31, 2000. Due primarily to the lower percentage of ASP, the Company's calculated share of ASP fell below the floor price for substantially all products beginning in the second quarter of 2001. As a result, revenue during the second and third quarters was recorded based on the floor transfer prices for substantially all products and thus affected year-to-date revenue and margins for the first nine months of 2001. In addition, the cost to manufacture the Company's products increased slightly from 2000 to 2001 due largely to higher electronic and crystal component costs. Revenues in the first nine months of 2001 and 2000 also included $600,000 from the pro-rata recognition of license fees related to the distribution agreement with Ethicon and $25,000 and $50,000, respectively, from the recognition of quarterly milestone fees related to an option agreement to license certain of the Company's RIGS technology.

         Research and Development Expenses. Research and development expenses decreased $234,000 or 54% to $201,000 during the first nine months of 2001 from $436,000 during the same period in 2000. The decrease is primarily due to the inclusion of $40,000 in non-recurring severance costs and $150,000 in unreimbursed costs related to development of products in the first quarter of 2000.

         Marketing and Selling Expenses. Marketing and selling expenses decreased 100% during the first nine months of 2001 from $205,000 during the same period in 2000 primarily due to elimination of marketing personnel and $40,000 of related severance charges incurred during the first quarter of 2000 following the commencement of the Company's distribution agreement with Ethicon in the fourth quarter of 1999.

         General and Administrative Expenses. General and administrative expenses decreased $35,000 or 2% to $1.7 million during the first nine months of 2001 from $1.7 million during the same period in 2000. The decrease was primarily the result of net reductions in various overhead cost categories such as professional services, space costs, equipment rental and insurance,offset by the establishment of a $46,000 allowance for doubtful accounts related to the Company's license fee and expense reimbursement receivable from OncoSurg during the first nine months of 2001, and the inclusion of $57,000 of gains on the sale of certain property and equipment in the same period in 2000.

         Other Income. Other income increased $212,000 or 150% to $354,000 during the first nine months of 2001 from $141,000 during the same period in 2000. Other income during the first nine months of 2001 consisted primarily of a $238,000 refund of a portion of the limited guarantee made by the Company related to a loan made by a bank to Neoprobe Israel. The Company had previously put cash on deposit with the bank as security for the limited guarantee. The full amount of the limited guarantee was written off in 1998 in conjunction with the Company's decision to liquidate Neoprobe Israel, as the Company did not expect to receive any of the cash deposit back from the bank. The Company had requested a full accounting for the deposit following the sale by the receiver earlier in the year of the Neoprobe Israel facility. In connection with the refunded cash deposit, the bank granted the Company a release from all obligations related to the loan. Other income during the first nine months of 2000 consisted primarily of interest income. Interest income decreased because the Company received a lower interest rate on its invested cash during the first nine months of 2001 as compared to the same period in 2000, consistent with marketplace activity over the two periods.

         LIQUIDITY AND CAPITAL RESOURCES

         Operating Activities. Cash provided by operations increased $165,000 to $398,000 during the first nine months of 2001 from $232,000 during the same period in 2000. Working capital increased to $4.1 million at September 30, 2001 from $3.8 million at December 31, 2000. The current ratio remained constant at 2.6 at September 30, 2001 and December 31, 2000.

         Accounts receivable decreased to $47,000 at September 30, 2001 from $365,000 at December 31, 2000. The Company expects receivables levels to fluctuate in 2001 depending on the timing of purchases and payments by Ethicon. Inventory levels increased to $1.7 million at September 30, 2001 as compared to $941,000 at December 31, 2000. Inventory is expected to increase slightly for the remainder of the year. The Company has been building its stock of certain critical long-lead components over 2001 in order to take advantage of significant quantity price breaks, and has continued to maintain appropriate levels of finished good safety stock to avoid interruption in supply of finished products to Ethicon.

         Investing Activities. Cash used in investing activities in the first nine months of 2001 totaled $65,000 versus $1.4 million provided by investing activities during the same period in 2000. During January 2000, the Company sold an investment in an Israeli biotechnology company for $1.5 million. Capital expenditures in the first nine months of 2001 consisted primarily of technology infrastructure, production tooling, and loaner device upgrades. Capital expenditures in the first nine months of 2000 were split between purchases of production tools and equipment and technology infrastructure but were offset by the sale of excess furniture and fixtures accumulated from prior year headcount reductions. Capital needs to support instrument development and manufacturing activities for the remainder of 2001 are expected to be minimal.

         Financing Activities. Financing activities used $113,000 in cash in the first nine months of 2001 versus $3.3 million during the same period in 2000. During the first quarter of 2000, the Company paid holders of Series B preferred stock $2.5 million in cash and issued them 3 million each of common shares and warrants to purchase common shares in exchange for retiring the outstanding preferred shares.

         During January 2001, the Company executed a revolving line of credit with a bank that will provide the Company with access to up to $1.5 million to finance general working capital needs, subject to certain terms and covenants. The Company terminated the line of credit on November 8, 2001. No fees were incurred to terminate the credit facility.

         In the event the Company significantly expands its product development efforts, either through the addition of incremental internal research or through the acquisition or licensing of complementary products, it may need to seek other sources of additional financing. Such financing may have a dilutive effect on current stockholders.

         New Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS 141, any business combination initiated after June 30, 2001 must be accounted for as a purchase. For purchase business combinations that are consummated after June 30, 2001, goodwill and identifiable intangibles should be recorded and amortized in accordance with SFAS 142, i.e., goodwill and intangible assets with indefinite lives are not amortized and other identified intangibles are amortized. For any purchase business combination consummated on or before June 30, 2001, the accounting under APB 16 and APB 17 still applies. Goodwill and separately identifiable intangibles should be recorded and amortized until adopting SFAS 142, which is required for fiscal years beginning after December 15, 2001. A calendar year-end company would continue to amortize goodwill and all separately identifiable intangibles through December 31, 2001. Upon adoption of SFAS 142, a company would cease amortizing goodwill and separately identifiable intangibles with indefinite lives and amortize other identifiable intangibles in accordance with the guidelines set forth in the standard. The Company intends to adopt SFAS 141 and 142 according to their prescribed deadlines but does not believe that adoption will have a material impact on the Company's financial position or results of operations.

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of APB 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS 121, an impairment assessment under SFAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS 142, Goodwill and Other Intangible Assets.

         The Company is required to adopt SFAS 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of SFAS 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS
         121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's financial statements.


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

         - Neoprobe may not be successful in completing acquisitions to expand its product line, or if completed, the acquired company may not result in increased stockholder value.

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

                           PART II - OTHER INFORMATION

         ITEM 6. Exhibits and Reports on Form 8-K

         (a)     LIST OF EXHIBITS

                 10. MATERIAL CONTRACTS

                 Exhibit 10.2.59


                 Employment Agreement between the Company and David C. Bupp, dated July 1, 2001.


                 11. STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

                 Exhibit 11.1

                 Computation of Income Per Share.


         (b)     REPORTS ON FORM 8-K


                 The registrant filed a current report on Form 8-K on September 12, 2001, reporting its entering into a memorandum of understanding with Biosonix, Ltd. and its shareholders for the acquisition of all the outstanding shares of Biosonix, Ltd.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     NEOPROBE CORPORATION
                                                     Dated: November 14, 2001

                                                     By: /s/ DAVID C. BUPP
                                                        -----------------------
                                                     David C. Bupp
                                                     President and Chief
                                                     Executive Officer
                                                     (Principal Executive
                                                     Officer)

                                                     By: /s/ BRENT L. LARSON
                                                       ------------------------
                                                     Brent L. Larson
                                                     Vice President, Finance and
                                                     Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)