Form 10KSB
period 2001-12-31
NEOPROBE CORP
filed 2002-03-08
CIK 810509

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                   FORM 10-KSB

 (Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2001

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to
     _______________.

                         Commission file number: 0-26520
                              NEOPROBE CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           DELAWARE                                         31-1080091
---------------------------------                -------------------------------
(State or Other Jurisdiction of                  (I.R.S. Employer Identification
Incorporation or Organization)                                 No.)

425 Metro Place North, Suite 300, Dublin, Ohio                 43017-1367
------------------------------------------------       -------------------------
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

                                 Yes [X] No [_]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The aggregate market value of shares of common stock held by non-affiliates of the registrant on March 1, 2002 was $14,816,394.

The number of shares of common stock outstanding on March 1, 2002 was 36,450,067


Transitional Small Business Disclosure Format (check one):  Yes  [_]    No  [X]




                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

DEVELOPMENT OF THE BUSINESS

Neoprobe Corporation (Neoprobe, the Company or we) is a biomedical technology company that provides innovative surgical and diagnostic products that enhance patient care by meeting the critical decision-making needs of healthcare professionals. Neoprobe was originally incorporated in Ohio in 1983 and reincorporated in Delaware in 1988. Our executive offices are located at 425 Metro Place North, Suite 300, Dublin, Ohio 43017-1367. Our telephone number is
(614) 793-7500.


Through most of its history, Neoprobe has devoted substantially all of its efforts and resources to the research and clinical development of innovative systems for the intraoperative diagnosis and treatment of cancers. As we assessed our business during early 2001, however, it became evident that we needed to take steps to expand our product portfolio. Following our assessment, we evaluated a variety of opportunities to acquire or license various medical device products that were primarily, but not exclusively, in the oncology field. In September 2001, we announced that we had reached an agreement in principle to acquire Biosonix, Ltd., located in Kfar Malal, Israel. In February 2002, Biosonix Ltd. changed its name to Cardiosonix Ltd. (Cardiosonix). Cardiosonix is developing and commercializing a unique line of blood flow measurement devices for a variety of diagnostic and surgical applications. We completed the acquisition on December 31, 2001. The decision to expand beyond our product focus on oncology was based on our belief that the technology platform underlying the Cardiosonix line of products has tremendous market potential and is very synergistic in a number of ways with our gamma detection device product line. We intend to take advantage of those synergies in the development, regulation and manufacture of Cardiosonix' devices. We believe that the path of market adoption for the Cardiosonix devices will be similar to the path we have experienced with our gamma detection devices.


Although we have expanded our strategic focus to include blood flow medical devices, we intend to continue many of the strategies outlined in prior years related to the internal development of gamma detecting medical devices and to continue promoting development of our other complementary technologies through strategic partnerships and alliances. Our primary goals are to continue to maximize the market potential of the current gamma detection product line and to position Cardiosonix' blood flow products as leaders in the measurement of blood flow in both clinical and surgical settings.


OUR TECHNOLOGY


GAMMA DETECTION DEVICES

Through 2001, substantially all of our revenue has been generated from the sale of a line of gamma radiation detection instruments used intraoperatively by surgeons in the diagnosis and treatment of cancer and related diseases. Our currently marketed line of gamma detection systems has been cleared by the U.S. Food and Drug Administration (FDA) and other international regulatory agencies for marketing and commercial distribution throughout most major global commercial markets.

Our patented gamma detection systems consist of hand-held detector probes and a control unit. The detection device in the tip of the probe is a highly radiosensitive crystal that relays a signal through a preamplifier to the control unit to produce both a digital readout and an audible signal. The detector element fits in a housing approximately the size of a pocket flashlight. The neo2000(R) Gamma Detection System, originally released in 1998, is the third generation of the Company's gamma detection systems. The neo2000 is designed as a platform for future growth of the Company's instrument business. The neo2000 is software upgradeable and is designed to support future surgical targeting probes without the necessity of costly remanufacture.

Surgeons are using Neoprobe's gamma detection systems in a surgical application referred to as sentinel lymph node biopsy (SLNB) or intraoperative lymphatic mapping (lymphatic mapping or ILM). ILM helps trace the lymphatic patterns in a cancer patient to evaluate potential tumor drainage and cancer spread in lymphatic tissue. The technique does not detect cancer; rather it helps surgeons identify the lymph node(s) to which a tumor is likely to drain and spread. The lymph node(s) (sometimes referred to as the "sentinel" node) may provide critical information about the stage of a patient's disease. ILM begins when a patient is injected at the site of the main tumor with a commercially available radioactive tracing agent. The agent is intended to follow the same lymphatic flow as the cancer would if it had metastasized. The surgeon may then track the agent's path with a hand-held gamma-radiation-detection probe, thus following the potential avenues of metastases and identifying lymph nodes to be biopsied for evaluation and determination of cancer spread.

Numerous clinical studies, involving a total of nearly two thousand patients, and published in peer-review medical journals such as Oncology (January 1999) and The Journal of The American College of Surgeons (December 2000), have indicated ILM is approximately 97% accurate in predicting the presence or absence of disease spread in melanoma or breast cancers. Consequently, it is estimated that more than 80% of women who would otherwise have undergone full axillary lymph node dissections (ALND), involving the removal of as many as 20 - 30 lymph nodes, might be spared this radical surgical procedure if the sentinel node was found to be free of cancer. Surgeons practicing ILM have found that the Company's gamma-detecting probes are well suited to the procedure.

Lymphatic mapping has become the standard of care for treating patients with melanoma at many institutions. For breast cancer, the technique appears to be moving toward standard of care status in major cancer centers and is the subject of national and international clinical trials, including studies sponsored by the U.S. Department of Defense and the National Cancer Institute, and the American College of Surgeons. While we believe many thought leaders in surgical oncology have adopted lymphatic mapping, we believe the rate of growth in the application of ILM may be slowing, thus affecting the demand for our gamma detection devices. We believe this is due to a number of surgeons delaying adoption of lymphatic mapping pending the outcome of these important trials. We are also concerned that the completion of these trials may be delayed because some patients participating in clinical trials may perceive that if they are assigned to a particular study's control group and receive a full ALND, that they may not be receiving the best and latest care. We continue to monitor these trials and we continue to work with our marketing partners and thought leaders in the surgical community to set up and support training courses internationally for lymphatic mapping. Courses showcasing the Company's instruments have been held at many nationally and internationally renowned cancer-specializing and teaching institutions. These courses appear to continue to positively impact the adoption of lymphatic mapping, albeit not as rapidly as we would like to see.

In addition to lymphatic mapping, surgeons are investigating the use of Neoprobe's device for other gamma guided surgery applications, such as evaluating the thyroid function, in determining the state of disease in patients with vulvar and penile cancers, and in SLNB in gastric and non-small cell lung cancers.

Neoprobe's ILM business strategy for 2002 centers around two primary objectives: increasing the Company's market position in device sales for intraoperative lymphatic mapping and other gamma guided surgery applications by expanding and improving its ILM devices, and increasing awareness of independent research being done to expand the application of ILM to other indications. To that end, we are working with our marketing partners to commercialize a laparoscopic gamma probe during 2002 and promote its clinical evaluation in gastric and other cancers.

BLOOD FLOW DEVICES

Accurate blood flow measurement is required for various clinical needs: for real-time monitoring, for intra-operative quantification, for non-invasive diagnostics and for evaluation of cardiac function. Currently, the medical community has no simple, immediate, real-time means to quantify the adequacy of organ perfusion, that is, the direct measurement of blood flow. Devices exist that visually show perfusion of a target organ. We are unaware, however, of any device that provides an accurate, real-time measurement of blood flow in as many applications without having to isolate target vessels or conduct other invasive procedures.

In addition, blood flow velocity measurements are often confused with volume blood flow. These two variables, however, are normally different parameters that respond differently to pathological conditions and provide different data. Blood flow velocity is used primarily for determination of the existence of a stenosis (narrowing or obstruction) in the vascular surgery setting, while the applications of blood flow volume have potential impact across a broad range of medical disciplines.

Cardiosonix is developing and commercializing a line of products that employ a unique Angle-independent Doppler Blood Flow (ADBF(TM)) technology which allows for angle-independent blood flow volume and velocity readings. Most current applications of Doppler technology to blood flow measurement are angle-dependent and therefore more prone to estimation errors and potential inaccuracy. ADBF eliminates calculation estimation and permits real-time measurement of volume blood flow. The ADBF technology utilizes a special application of the Doppler method through simultaneous application of a combination of narrow beams with a known angle between them. Thus, based on trigonometric and Doppler considerations, the angle of insonation can be obtained, resulting in accurate, angle-independent blood flow velocity measurements that do not require the need to use complicated imaging systems. In order to obtain high resolution velocity profiles, multi-gated pulse wave (PW) Doppler is utilized. With this method, specific sample volumes along the ultrasound beam can be separately evaluated, and the application of flow/no flow criterion can be applied. The Cardiosonix technology applies special use of digital Doppler technology, which with the digital signal processing (DSP) power of the system allows hundreds of sample volumes to be sampled and processed simultaneously, thus providing high resolution velocity profiles for both angle and vascular diameter calculations, and subsequently volume blood flow measurements. At present, Cardiosonix has three products in the late stages of development and pre-commercialization that are designed to provide blood flow measurement and cardiac output information to physicians in cardiac/vascular surgery, neurosurgery and critical care settings.

FLOWGUARD(TM) is designed to allow neurosurgeons and neurologists, as well as intensive care unit or emergency room physicians, to non-invasively measure global cerebral blood flow in a simple and real-time manner. FlowGuard consists of an angle-independent ultrasound probe that obtains signals directly from the carotid artery. FlowGuard is designed primarily for use in monitoring head trauma patients in neuro-intensive care units and emergency rooms. Continuous blood flow measurements minimize the risk of brain impairment. Neurological deficit while assessing brain perfusion is not trivial, however. We are unaware of any measurement system on the market today that provides real-time, bedside, non-invasive, continuous, direct and accurate measurements of complete hemodynamic parameters including blood flow. Other modalities that do monitor capabilities of the brain are significantly more invasive, expose the patient to incremental risk or are inherently complicated, offering only indirect estimation of perfusion conditions. Some medical devices use an estimated measurement of blood flow velocity to create an index of blood flow but do not account for instantaneous changes in vascular cross-sectional area. In most devices, moreover, blood flow velocity is angle-dependent and cannot be measured accurately.

INFLOW(TM) (Investigational) is being designed to permit cardiovascular surgeons and assisting physicians to obtain intraoperative volume blood flow readings in various targeted blood vessels within seconds. The system consists of an angle-independent ultrasound probe and digital numerical displays of blood flow rate. Thus, the surgeon obtains immediate, real-time and quantitative reading while focused on the target vessel. Quantifying blood flow is crucial during anastomostic or other bypass graft procedures to determine adequate blood flow. Measurement is advisable whenever a blood vessel is exposed intra-operatively; but not generally followed in current practice.

Ultimately, in practice, the surgeon generally resorts to using his eyes and fingers in a process called finger palpation to qualitatively assess vessel perfusion. InFlow offers the surgeon immediate and simple quantitative assessment of blood flow in multiple blood vessels and grafts. The primary advantage of finger palpation is that it is fast and simple; the disadvantages are that it requires a good deal of experience, it is difficult to perform in vessels embedded in tissue, it can become difficult to interpret in large vessels, and it permits only a very qualitative and subjective assessment. A significant partial occlusion (or even a total occlusion) will result in a significant vessel "inflation" and strong palpations that could mislead the surgeon. Instead of such a subjective clinical practice that is highly experience-dependent, the InFlow is designed to allow the surgeon to rely on more evidence-based medicine. In addition, InFlow allows for immediate cardiac output assessment during cardiac surgery, which is particularly crucial when the patient is taken off the pump and returned to beating heart condition. Neoprobe believes that InFlow represents the first immediate means to directly measure blood flow intraoperatively. Other technologies that attempt to measure intraoperative blood flow directly are often invasive and impractical when multiple vessel measurements are required. They are, therefore, not used routinely in the operating room, so surgeons most often resort to using their eyes and fingers to qualitatively measure vessel perfusion.

BIOFLOW(TM) (Investigational) is being designed as a transesophageal cardiac function monitor for measuring blood flow in the descending aorta in critical care settings. The system employs a special transesophageal catheter for quantitative assessment of blood flow in the descending aorta for cardiac output calculations. The system is designed for bedside use in intensive care settings. Cardiac output and function monitoring is essential in critical care and trauma patients. The procedure of transesophageal monitoring is a well-recognized clinical modality, particularly for echocardiography of the heart. Only highly invasive methods of cardiac output via thermodilution techniques are currently available, or indirect and non-invasive methods such as bioimpedance with an unknown degree of clinical significance.

Currently, the FlowGuard device has received CE mark regulatory clearance for marketing in the European Union (EU) as well as FDA 510(k) clearance for marketing in the United States. The InFlow and BioFlow are not currently cleared for marketing in any market.

Our strategy related to Cardiosonix products for 2002 has three primary objectives:

- to aggressively pursue regulatory clearance for the rest of Cardiosonix' current products in the U.S. and EU;

- to place devices with thought leaders in the neurosurgical and cardiac arenas for evaluation in preparation for full scale commercial launch; and,

- to initiate the first commercial sale of Cardiosonix products in the EU and the U.S. in the fourth quarter of 2002.

There can be no assurance, however, that any of the Cardiosonix products will achieve regulatory approval, or if approved, that such products will achieve market acceptance. See also Risk Factors.


THE LYMPHOSEEK(TM) PROCEDURAL PRODUCT


Our gamma detection devices are primarily capital in nature; as such, they generate revenue for the Company only on the initial sale. To complement the one-time revenue stream related to capital products, we are developing recurring revenue or "procedural" products that would generate revenue based on each procedure in which they were used. To that end, we have completed an exclusive worldwide license agreement with the University of California, San Diego (UCSD) for a proprietary compound we refer to as Lymphoseek. We believe Lymphoseek, if proven effective, could be used as a lymph node locating agent in ILM procedures. Neoprobe and UCSD have completed preclinical evaluation of Lymphoseek and are nearing completion of a Phase I breast trial in humans. The initial Phase I breast study of Lymphoseek was funded through a research grant from the Susan G. Komen Breast Cancer Research Foundation. In addition, UCSD initiated a Phase I clinical trial during the fourth quarter of 2001 in melanoma patients funded through a research grant from the American College of Surgeons. We are working with UCSD to present results from the Phase I breast trial at an appropriate medical venue such as the Spring 2002 meeting of the Society of Nuclear Medicine. Subsequently, we will seek potential strategic partners to assist in the further development and commercialization of Lymphoseek. There can be no assurance, however, that any such products will achieve regulatory approval, or if approved, that such products will achieve market acceptance. See also Risk Factors.


THE RIGS TECHNOLOGY

The Company's radioimmunoguided surgery (RIGS) system is an investigational technology that combines our patented hand-held gamma radiation detection probe, proprietary disease-specific radiolabeled cancer targeting agents, and a patented surgical method to provide surgeons with real-time information to locate tumor deposits that may not be detectable by conventional methods, and to assist in more thorough removal of the cancer. Before surgery, a cancer patient is injected with one of the targeting agents, which circulates throughout the patient's body and binds specifically to cancer cell antigens or receptors. Concentrations of the targeting agent are then located during surgery by Neoprobe's gamma-detecting instrument, which emits an audible tone to direct the surgeon to targeted tissue.

Neoprobe conducted several clinical trials related to the first generation drug of its RIGS technology in past years, but was unsuccessful in gaining the necessary regulatory approvals. Since discontinuing internal development efforts in 1998, we have been working to secure a partner to assume financial and regulatory responsibility for the ongoing development of the RIGS technology. During 2000, we executed and amended an agreement with OncoSurg, Inc. (OncoSurg, formerly NuRIGS Ltd.), that provided OncoSurg with an option exercisable through December 31, 2001 to license the RIGS technology for use in the diagnosis and treatment of colorectal cancer.

During 2001, OncoSurg conducted pre-clinical testing and sponsored a Phase I physician's Investigational New Device (IND) clinical trial for colorectal cancer using a second-generation humanized version of our RIGS antibody. OncoSurg did not exercise its option as of December 31, 2001 and is in the process of winding down its operations due to a lack of funding which we believe is unrelated to the pending clinical results of the current Phase I trial. Neoprobe understands, however, that the physician-IND researchers intend to complete the Phase I trial during second quarter of 2002. Following completion of the trial, Neoprobe intends to evaluate the results and investigate additional interest in completing the next stage of trials. At this time, we cannot be assured that any potential development partner will have a continuing interest in developing the RIGS technology. In addition, should such a partner ultimately decide to move forward with development of a RIGS product and be able to reach an agreement satisfactory to the Company, we believe that it would take at least four to five years to complete development, regulatory and commercialization activities for a RIGS product. There can be no assurance, however, that the Company will be able to complete license agreements with another development partner for the RIGS technology on terms acceptable to the Company, or at all. Also, there can be no assurance that the regulatory authorities will approve our RIGS products for marketing, or that any such products will be successfully introduced or achieve market acceptance. See also Risk Factors.

ACTIVATED CELLULAR THERAPY

Neoprobe has performed early stage research on another technology platform, activated cellular therapy (ACT), based on work originally done in conjunction with the RIGS technology. ACT is intended to boost the patient's own immune system by removing lymph nodes identified during surgery and then, in a cell processing technique, activating and expanding "helper" T-cells found in the nodes. Within 10 to 14 days, the patient's own immune cells, now activated and numbering more than 20 billion, are infused into the patient in an attempt to trigger a more effective immune response to the cancer.

During the second quarter of 2001, the Company announced a research collaboration with Aastrom Biosciences (Aastrom). This research is intended to determine whether Aastrom's Replicell(TM) system is able to duplicate cell expansion results experienced in previous Phase I clinical testing of Neoprobe's ACT technology for oncology. Neoprobe and Aastrom are collaborating in the preparation of a protocol for the evaluation of the Replicell system in the ACT process. We experienced delays in completing the evaluation in 2001 due to a lack of available tissue for testing purposes. We are investigating alternative tissue sources and believe that we will be able to complete the Replicell evaluation during the third quarter of 2002. The Company believes that positive results from this evaluation, if they occur, would provide a more effective and efficient delivery mechanism for ACT and potentially reinvigorate interest in the underlying ACT technology platform. There can be no assurance, however, that the evaluation will be completed within the stated time frame, or ever, or that results from the evaluation will support further research or ultimately result in a marketable product. If the evaluation is successful, Neoprobe intends to identify a strategic partner to fund further development or out-license the technology, as appropriate. We do not know if a partner will be identified on a timely basis, on terms acceptable to us, or at all. Neoprobe does not intend to fund any significant ACT-related research and development without a partner. There can be no assurance that any ACT products will be successfully developed, tested or licensed, or that any such products will gain market acceptance. See also Risk Factors.

MARKET OVERVIEWS

The medical device marketplace is a fast growing market. Medical Device & Diagnostic Industry magazine reports an annual medical device and diagnostic market of $75 billion in the U.S. and $169 billion internationally.

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

NIH has estimated that breast cancer will annually affect approximately 500,000 women in North America, Western Europe, and other major economic markets. Breast cancer is the leading cause of death from cancer in the United States among the 30 million women between the ages of 40 and 55 and the second leading cause of death from cancer among all women. According to the American Cancer Society, each year about 200,000 new cases of breast cancer are diagnosed and 50,000 women die annually from the disease. The incidence of breast cancer increases with age, rising from about 100 cases per 100,000 women at age 40 to about 400 cases per 100,000 women at age 65. Thus, we believe that the significant aging of the population, combined with improved education and awareness of breast cancer and diagnostic methods, will lead to an increased number of breast cancer surgical diagnostic procedures.

Approximately 80% of the patients diagnosed with breast cancer undergo a lymph node dissection (either ALND or SLNB) to determine if the disease has spread. While many breast cancer patients are treated in large cancer centers or university hospitals, regional and/or community hospitals currently treat the majority of breast cancer patients. Over 10,000 hospitals are located in the markets targeted for Neoprobe's breast cancer ILM products. While we are aware of no published statistics on the number of institutions that currently are using gamma detection devices in ILM, we believe based on our understanding of Ethicon's success rate in competitive bids, that approximately fifty percent of the total potential market for gamma detecting devices remains to be penetrated at this time. However, if the potential of Lymphoseek as a radioactive tracing agent is ultimately realized, it has the potential to address not only the current breast and melanoma markets on a procedural basis, but to also assist in the clinical evaluation and staging of solid tumor cancers and expanding ILM to additional indications, such as gastric, non-small cell lung and other solid tumor cancers.

BLOOD FLOW MARKET OVERVIEW

Cardiovascular disease is the number one killer of men and women in the United States and in a majority of countries in the rest of the world that track such statistics. In the United States alone, the Center for Disease Control (CDC) estimated that there were 60 million physician office visits and over 6 million outpatient department visits in 1999 with a primary diagnosis of cardiovascular disease. The CDC has registered over 6.1 million surgical procedures annually in the United States that directly involve cardiovascular circulation. The Company, its competitors and other industry analysts generally estimate the rest of the world's incidence of such modalities at roughly twice U.S. estimates.

The American Heart Association estimates the total cost of cardiovascular diseases and stroke in the United States will exceed $300 billion in 2002. A substantial portion of these expenditures is expected to be for non-invasive image and intravascular examination. In 1999, these modalities, employed in approximately 99 million diagnostic procedures, generated more than $2.4 billion worldwide in product sales. Industry analysts have also estimated the worldwide market for multi-functional patient monitoring equipment totaled $6.6 billion in 1999. This market is forecasted to grow at a compound annual rate of 11.5% over the next five years.

We have identified three distinct markets within the hospital setting for Cardiosonix' products: non-invasive diagnostics (FlowGuard), intraoperative assessment (InFlow) and critical care monitoring (BioFlow). The American Hospital Association has estimated there are over 6,000 hospitals in the U.S., over half of which house one hundred beds or more (i.e., large hospitals). The American Association of Operating Room Nurses has estimated there are approximately 30,000 operating rooms in the U.S. Based on these estimates and information obtained from industry sources and data published by our competitors and other medical device companies, we estimate that the worldwide totals for hospitals and operating rooms to be approximately two to two-and-a-half times the U.S. totals. Based on the above number of institutions, assuming the larger hospitals could use two or more systems of each type to support their activities, and assuming we are able to achieve market prices that are comparable to what our competitors are achieving (currently averaging $25,000 to $30,000 per system), we believe the worldwide market potential for blood flow measurement products, such as those being developed by Cardiosonix, to be more than $1.5 billion. We believe that gaining even a modest share of this market would result in significant annual revenues for the Company. There can be no assurance, however, that Cardiosonix products will achieve market acceptance and generate the level of sales or prices anticipated.


MARKETING AND DISTRIBUTION

GAMMA DETECTION DEVICES

We began marketing the current generation of our gamma detection systems, the neo2000 in October 1998. Since October of 1999, our gamma detection systems have been marketed and distributed throughout most of the world through Ethicon Endo-Surgery, Inc. (Ethicon), a Johnson and Johnson company. In Japan, however, we market our products through a pre-existing relationship with Century Medical, Inc. (Century).

The heart of the neo2000 system is a control unit that is software-upgradeable, permitting product enhancements without costly remanufacturing. Since the original launch of the neo2000 system, we also have launched a new version of our 14mm reusable probe optimized for lymphatic mapping procedures, and introduced a line of reusable, sterilizable BlueTip(TM) probes and accompanying disposable handles to provide users with a variety of probe options. The Company intends to continue developing additional ILM-related probes and instrument products in cooperation with Ethicon to continue its leadership position in the ILM field.

Physician training is critical to the use and adoption of ILM products by surgeons and other medical professionals. Neoprobe and its marketing partners have established relationships with leaders in the ILM surgical community and have established and supported training courses internationally for lymphatic mapping. The Company intends to continue to work with its partners to expand the number of ILM training courses available to surgeons.

The Company entered into its current Distribution Agreement (the Agreement) with Ethicon effective October 1, 1999 for an initial five-year term with options to extend for two successive two-year terms. Under the Agreement, the Company manufactures and sells its ILM products almost exclusively to Ethicon, who distributes the products globally. Ethicon agreed to purchase minimum quantities of the Company's products over the first three years of the five-year original term of the Agreement and to reimburse the Company for certain research and development costs during the first three years and a portion of the Company's warranty costs. Ethicon's minimum purchase and reimbursement commitments are currently expected to be met and/or expire in the third quarter of 2002. Our Agreement with Ethicon also contains certain termination provisions and licenses to our intellectual property that take effect only in the event we fail to supply product, or for other reasons such as a change of control. See also Risk Factors.

BLOOD FLOW DEVICES

Currently, only one Cardiosonix product, FlowGuard, has regulatory clearance to be marketed in any market. We are working aggressively to determine the optimal marketing and distribution for Cardiosonix products. We have also begun working with key thought leaders in the cardiac and neurosurgical fields in order to further the clinical evaluation and promote the ultimate acceptance of Cardiosonix products. Our decisions will be guided by the regulatory pathways to determine the optimal combination of internal and external resources to meet our market objectives of commercialization of the Cardiosonix products in the EU and the U.S. during the fourth quarter of 2002.

MANUFACTURING

GAMMA DETECTION DEVICES

The Company relies on independent contract manufacturers, some of which are single-source suppliers, for the manufacture of the principal components of its current line of gamma detection system products. See also Risk Factors. The neo2000 system is comprised of a software-upgradeable neo2000 control unit, a hand-held gamma detecting probe and some accessories. The Company currently markets a 14mm reusable probe and a group of BlueTip reuseable probes that are used with a disposable handle.

The Company has devoted significant resources to develop production capability for its gamma detection systems at qualified contract manufacturers. Production of the neo2000 control unit, the 14mm probe and the BlueTip probes involve the manufacture of components by a combination of subcontractors, including but not limited to eV Products, a division of II-VI Corporation (eV); the MedTech Group, Inc. (MedTech); and UMM Electronics, Inc. (UMM) a Leach Technology Group company. Currently, the Company has manufacturing and supply agreements with eV for the production of crystal modules used in the detector probes, with MedTech for the manufacture of BlueTip probes and sterile disposable handles, and with UMM for the manufacture of 14mm probes and the neo2000 control unit. The Company also purchases certain accessories for its line of gamma detection systems from other qualified manufacturers.

In December 1997, the Company entered into a supply agreement with eV for the supply of certain crystals and associated electronics to be used in the manufacture of the Company's proprietary line of hand-held gamma detection probes. The original term of the agreement expires on December 31, 2002, but may be automatically extended for an additional three years. The agreement calls for the Company to purchase minimum quantities of crystals and associated electronics based on forecasted production needs. eV supplies 100% of the crystals used by the Company. While eV is not the only potential supplier of such crystals, any prolonged interruption of this source could restrict the availability of the Company's probe products, which would adversely affect our operating results.

In May 1999, the Company entered into a supply agreement with MedTech for the supply of BlueTip probes and related accessories. The original term of the agreement expires on December 31, 2003, but may be automatically extended for an additional three years. The agreement calls for the Company to deliver annual product forecasts to MedTech and for the Company to purchase at least 75% of forecasted product demand on a quarterly basis. The agreement may be terminated by the Company upon twelve months notice or in the event of failure to supply, or by either party due to material breach or by insolvency of the other.

In October 2001, we entered into a manufacturing and supply agreement with UMM for the exclusive manufacture of our 14mm probe and neo2000 control unit. The original term of the agreement expires in

February 2005 but will be automatically extended for additional one-year periods unless either party provides written notice of non-renewal at least six months prior to the end of the then-current term. Either party has the right to terminate the agreement at any time on six months written notice, or may immediately terminate the agreement upon a breach by the other. UMM may also terminate the agreement if the Company's orders for a given product fall below certain minimum quarterly amounts for two successive quarters.

There can be no assurances that the Company will be able to maintain agreements with its subcontractors on terms acceptable to the Company, or that the Company's subcontractors will be able to meet the Company's production requirements on a timely basis, at the required levels of performance and quality. In the event that any of the Company's subcontractors is unable or unwilling to meet the Company's production requirements, there can be no assurance that an alternate source of supply could be established without significant interruption in product supply or without significant adverse impact to product availability or cost. Any significant supply interruption or yield problems experienced by the Company or its subcontractors would have a material adverse effect on the Company's ability to manufacture its products and, therefore, a material adverse effect on its business, financial condition, and results of operations until a new source of supply is qualified. See also Risk Factors.

BLOOD FLOW DEVICES

We do not currently have any long-term arrangements covering the manufacture of Cardiosonix products. As we move closer to our commercial launch goals later in 2002, we intend to evaluate contract manufacturing options related to the Cardiosonix products. While we are currently working with a limited number of manufacturers of components for Cardiosonix products during the development and prototype stages, we do not believe that we will be subject to significant sole source supply risks once we reach commercial quantities in manufacturing.

COMPETITION

Neoprobe faces competition from medical product and biotechnology companies, as well as from universities and other non-profit research organizations in the field of cancer diagnostics and treatment. Many emerging medical product companies have corporate partnership arrangements with large, established companies to support the research, development, and commercialization of products that may be competitive with those of the Company. In addition, a number of large established companies are developing proprietary technologies or have enhanced their capabilities by entering into arrangements with or acquiring companies with proprietary antibody technology, or other technologies applicable to the detection or treatment of cancer. Many of the Company's existing or potential competitors have substantially greater financial, research and development, regulatory, marketing, and production resources than those of the Company. Other companies may develop and introduce products and processes competitive with or superior to those of the Company. See also Risk Factors.
For the Company's products, an important factor in competition may be the timing of market introduction of its products or those of its competitors' products. Accordingly, the relative speed with which Neoprobe can develop products, complete the approval processes and supply commercial quantities of the products to the market will be an important competitive factor. Neoprobe expects that competition among products approved for sale will be based on, among other things, product efficacy, safety, reliability, availability, price, and patent position.

GAMMA DETECTION DEVICES

With the emergence of ILM, a number of companies have begun to market gamma radiation detection instruments. Most of the competitive products have been designed from a nuclear medicine perspective rather than developing products for the surgeon. The principal competitive product in both the United States and Europe has been a gamma detection system marketed by US Surgical Corporation, a subsidiary of Tyco International Ltd. In addition to Tyco's products, we also compete with products produced by Care Wise Medical Products Corporation, PI Medical Diagnostic Equipment B.V., Pol.Hi.Tech. Srl and other companies.

It is often difficult to glean accurate competitive information within the lymphatic mapping field, primarily because most of our competitors are either subsidiaries of a large corporation (i.e., U.S. Surgical) or privately held corporations, whose sales revenue or volume data is, therefore, not readily available or determinable. In addition, lymphatic mapping does not currently have a separate reimbursement code in most healthcare systems. As such, determining trends in the actual number of procedures being performed is difficult. We believe, based on our understanding of Ethicon's success rate in competitive bid situations, that our market share has remained relatively constant despite the increased competition over the past few years. We have experienced some erosion in market prices, however. And, as we have discussed, we also believe that the current plateau in sales is evidence that some prospective customers are awaiting results of important international clinical trials. We expect the results from these trials, when announced, will likely have a positive impact on sales volumes. The Company believes its intellectual property portfolio will be a barrier to competitive products; there can be no assurance, however, that competitive products will not be developed and be successful in eroding our market share or the prices we receive for our gamma detection devices. See also Risk Factors.


BLOOD FLOW DEVICES

There are several technologies on the market that measure or claim to measure indices of blood flow. These products can be categorized as devices that measure blood flow directly and devices that only obtain an estimation of flow conditions.

Direct Blood Flow Measurement Devices

- Transit Time Ultrasound (TT) flowmetry is the leading modality in the operating room today. TT systems monitor blood flow invasively, and are restricted to isolated vessels. They require probe adaptation to the vessel size, and do not provide additional vascular parameters. The technology requires the operator to encircle the blood vessel with a probe that includes two ultrasound transmitters/receivers on one side, and a mirror reflector on the opposite side of the vessel. By measuring the transit time of the ultrasound beam in the upstream and downstream directions, volume blood flow estimates can be evaluated.

- Electromagnetic Flowmeters (EMF) are probably the oldest modality to quantify blood flow (other than timed collection). These devices monitor blood flow invasively, are impractical for multiple readings on different vessels, require precise sizing of probes to blood vessels, and do not provide additional hemodynamic parameters. The technology requires the operator to encircle the blood vessel with an electromagnetic probe. The probe generates an electromagnetic field, and the voltage measured due to the blood flow is translated into volume flow estimates. In practice, however, this technology is generally considered outdated.

- Doppler technology has been around for several decades, and is being widely used in non-invasive vascular diagnostics. Duplex ultrasound systems have the potential to measure blood flow non-invasively. Duplex systems are designed for imaging the anatomical severity of pathology. This method is technician-dependent, cumbersome, not accurate and does not offer monitoring capabilities. In general, a wave of a specific frequency is reflected off a moving particle with a new frequency that is proportional to the velocity of the moving particle. In medical applications, the use of ultrasound waves is most common. However, Duplex Doppler provides only blood flow velocity rather then volume flow.

Indirect Blood Flow Measurement Devices

- Cardiac Output (CO) Monitors. This includes various means to monitor CO such as Thermodilution, Bio Impedance, and the Fick Method. These methods are either invasive or indirect in their measurement. Thermal dilution, primarily through pulmonary artery catheterization (PAC), is the standard of care today for cardiac output measurements. This technology is not applicable to other intraoperative blood flow applications. The patient is injected with cold saline at a fixed temperature, and a temperature-sensitive transducer that is placed at the site of interest (usually the pulmonary artery) measures the time to return to baseline temperature, which is proportional to the blood flow rate. There are many limitations to this technology, including the relatively large inaccuracies of cardiac output measurements, the fact that it is not truly real-time, and the fact that this method is highly invasive, and is being linked to increased morbidity and mortality (JAMA, Connors et al., 1996).

- Computed Tomography Magnetic Resonance Imaging and Single Photon Emission Computerized Tomography techniques show target organ perfusion, but lack the ability to monitor or to provide real-time information. They are technician-dependent, impractical for bedside usage and very expensive.

- Laser Doppler Flowmeters monitor skin blood flow non-invasively. They are applicable only to superficial and tiny vessels and do not provide additional hemodynamic parameters.

- Transcranial Doppler (TCD) monitors cerebral blood velocity rather than direct blood flow. TCD is technician-dependent and not applicable to every patient. TCD is non-invasive and provides continuous measurement of blood flow velocity in the vessels of the brain.

- Plethysmography indirectly measures an index of blood flow and is limited primarily to limb assessment. Measurement is dependent upon many factors and output is accordingly inaccurate.

- Jugular Bulb Saturation measures the efficiency of oxygen use by the brain. It is invasive, and provides global results.

- NIRS is a non-invasive method utilizing near infrared spectroscopy to provide regional perfusion in the brain.

Directly Competitive Blood Flow Measurement Devices

Cardiosonix products are designed to address blood flow measurement across a variety of clinical and surgical settings, and there are a number of companies already in the marketplace that offer products related to blood flow measurement. However, most of these products do not directly compete with Cardiosonix products. The companies that do offer potentially competitive products are, for the most part, smaller, privately held companies, with which the Company believes it can effectively compete. Indeed, due to our belief in the technical superiority of our products, we believe the existence of competitors will help to educate the marketplace in the importance of blood flow measurement. As we have discussed, adoption of blood flow monitoring devices for the measurement of hemodynamic status will likely take an involved education process as it often involves a change in clinical or surgical management. While there is not a clear leader in these markets, the following companies compete most directly with Cardiosonix:

-    Intraoperative applications: Echocath (Doppler based), Carolina Medical
     (EMF), and Transonic Systems and Medi-Stim AS (TT)

- Neurosurgery applications: Hadeco (Doppler based), and DWL and Nicolet (Transcranial Doppler)

- Critical care monitoring: Deltex and Arrow (Transesophageal Doppler), and Cardiodynamics (bio-impedence)

PATENTS AND PROPRIETARY RIGHTS

The Company regards the establishment of a strong intellectual property position in its technology as an integral part of the development process. We attempt to protect our proprietary technologies through patents and intellectual property positions, in the United States as well as major foreign markets. Specifically, Neoprobe's ILM technology is protected by nineteen (19) instrument patents that have been issued in the United States as well as major foreign markets.

Cardiosonix has applied for patent coverage for the key elements of its ADBF technology in the EU and in the U.S. These patents are in various stages of review by the relevant governing bodies.

Lymphoseek is the subject of patent applications in the United States and certain major foreign markets.

The Company continues to attempt to maintain proprietary protection for the products related to RIGS and ACT in major global markets such as the U.S. and the EU, which although not currently integral to the Company's near-term business plans, may be important to a potential RIGS or ACT development partner. Certain aspects of Neoprobe's RIGS technology are claimed in the United States in U.S. Patent No. 4,782,840, which expires in 2005, unless extended.

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

The Company also relies upon unpatented trade secrets. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to the Company's trade secrets, or disclose such technology, or that the Company can meaningfully protect its rights to its unpatented trade secrets. The Company requires its employees, consultants, advisers, and suppliers to execute a confidentiality agreement upon the commencement of an employment, consulting or manufacturing relationship with Neoprobe. The agreement provides that all confidential information developed by or made known to the individual during the course of the relationship will be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual will be the exclusive property of Neoprobe. There can be no assurance, however, that these agreements will provide meaningful protection for Neoprobe's trade secrets in the event of an unauthorized use or disclosure of such information.

GOVERNMENT REGULATION

Most aspects of the Company's business are subject to some degree of government regulation in the countries in which its operations are conducted. As a developer, manufacturer and marketer of medical products, the Company is subject to extensive regulation by, among other governmental entities, the FDA and the corresponding state, local and foreign regulatory bodies in jurisdictions in which the Company sells its products. These regulations govern the introduction of new products, the observance of certain standards with respect to the manufacture, safety, efficacy and labeling of such products, the maintenance of certain records, the tracking of such products and other matters.

Failure to comply with applicable federal, state, local or foreign laws or regulations could subject the Company to enforcement action, including product seizures, recalls, withdrawal of marketing clearances or approvals, and civil and criminal penalties, any one or more of which could have a material adverse effect on the Company. The Company believes that it is in substantial compliance with such governmental regulations. However, federal, state, local and foreign laws and regulations regarding the manufacture and sale of medical devices are subject to future changes. No assurance can be given that such changes will not have a material adverse effect on the Company.

For some products, and in some countries, government regulation is significant and, in general, there is a trend toward more stringent regulation. In recent years, the FDA and certain foreign regulatory bodies have pursued a more rigorous enforcement program to ensure that regulated businesses, like the Company's, comply with applicable laws and regulations. The Company devotes significant time, effort and expense addressing the extensive governmental regulatory requirements applicable to its business. To date, the Company has not received any notifications or warning letters from the FDA or any other regulatory bodies of alleged deficiencies in the Company's compliance with the relevant requirements, nor has the Company recalled or issued safety alerts on any of its products. However, there can be no assurance that a warning letter, recall or safety alert, if it occurred, would not have a material adverse effect on the Company.

In the early to mid 1990s, the review time by the FDA to clear medical products for commercial release lengthened and the number of marketing clearances and approvals decreased. In response to public and congressional concern, the FDA Modernization Act of 1997 was adopted with the intent of bringing better definition to the clearance process for new medical products. While FDA review times have improved since passage of the 1997 Act, there can be no assurance that the FDA review process will not continue to delay the Company's introduction of new products in the U.S. in the future. In addition, many foreign countries have adopted more stringent regulatory requirements that also have added to the delays and uncertainties associated with the release of new products, as well as the clinical and regulatory costs of supporting such releases. It is possible that delays in receipt of, or failure to receive, any necessary clearance or approval for the Company's new product offerings could have a material adverse effect on the Company's business, financial condition or results of operations.

While the Company is unable to predict the extent to which its business may be affected by future regulatory developments, it believes that its substantial experience dealing with governmental regulatory requirements and restrictions on its operations throughout the world, and its development of new and improved products, should enable it to compete effectively within this environment.

GAMMA DETECTION AND BLOOD FLOW MEDICAL DEVICES

Neoprobe's initial generation gamma detection instruments received 510(k) marketing clearance from the FDA in December 1986 with modified versions receiving similar clearances in 1992 through 1997. In 1998, the FDA reclassified "nuclear uptake detectors" as being exempt from the 510(k) process. However, we are required to continue to manufacture the devices under quality system regulations (QSR) and maintain appropriate technical files and quality records. The Company believes the neo2000 device is exempt from the 510(k) process because it is substantially equivalent to previously cleared predecessor devices. The Company's medical devices are regulated in Europe according to the Medical Device Directive (93/42/EEC). Under this regulation, the Company must obtain CE Mark status for all products exported to Europe. The Company obtained the CE Mark for the neo2000 device in January 1999, and therefore, must continue to manufacture the devices under a quality system compliant to the requirements of ISO 9001/EN 46001 and maintain appropriate technical files. The Company has obtained a license to import devices into Canada, and therefore must continue to manufacture the devices under a quality system compliant to the requirements of ISO 13485.

Cardiosonix has received initial 510(k) and CE mark clearance to market the FlowGuard device in the U.S. and EU for intraoperative and non-invasive applications. We intend to submit additional applications for clearance or amendments, as appropriate, for the InFlow during 2002 and for the BioFlow in 2003.

PHARMA/BIOLOGIC PRODUCTS (LYMPHOSEEK AND RIGS)

The Company's radiolabeled targeting agents and biologic products, if developed, would require a regulatory license to market by the FDA and by comparable agencies in foreign countries. The process of obtaining regulatory licenses and approvals is costly and time consuming, and the Company has encountered significant impediments and delays related to its previously proposed biologic products.


The process of completing pre-clinical and clinical testing, manufacturing validation and submission of a marketing application to the appropriate regulatory bodies usually takes a number of years and requires the expenditure of substantial resources, and there can be no assurance that any approval will be granted on a timely basis, if at all. Additionally, the length of time it takes for the various regulatory bodies to evaluate an application for marketing approval varies considerably, as does the amount of preclinical and clinical data required to demonstrate the safety and efficacy of a specific product. The regulatory bodies may require additional clinical studies that may take several years to perform. The length of the review period may vary widely depending upon the nature and indications of the proposed product and whether the regulatory body has any further questions or requests any additional data. Also, the regulatory bodies will likely require postmarketing reporting and surveillance programs to monitor the side effects of the products. There can be no assurance that any of the Company's potential drug or biologic products will be approved by the regulatory bodies or approved on a timely or accelerated basis, or that any approvals received will not subsequently be revoked or modified.

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

EMPLOYEES

As of February 22, 2002, Neoprobe had 35 full-time employees, including those of our newly acquired subsidiary, Cardiosonix. Neoprobe considers its relations with its employees to be good.

RISK FACTORS

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the prospects discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those listed below.

Neoprobe has suffered significant operating losses for several years in its history and it may not be able to again achieve profitability.

Neoprobe had an accumulated deficit of approximately $118 million as of December 31, 2001. Although Neoprobe was profitable in 2000 and in 2001, it incurred substantial losses in the years prior to that. The deficit resulted because the Company expended more money in the course of researching, developing and enhancing its technology and products and establishing our marketing and administrative organizations than it generated in revenues. We expect that Neoprobe's operating expenses will increase substantially in the foreseeable future primarily related to the development and commercialization of the Cardiosonix product line. It is likely, as a result, that Neoprobe will sustain substantial operating and net losses in 2002, and it is possible that Neoprobe will never be able to sustain or develop the revenue levels necessary to again attain profitability.

Neoprobe products may not achieve the broad market acceptance they need in order to be a commercial success.

Widespread use of Neoprobe's gamma detection devices is currently limited to a surgical procedure (ILM) used in the treatment and diagnosis of two primary types of cancer: melanoma and breast cancer. The success of Neoprobe's gamma detection devices greatly depends on the medical community's acceptance of ILM, and on the Company's devices for use in ILM as a reliable, safe and cost effective alternative to current treatments and procedures. The adoption rate for ILM appears to be leveling off and may not meet the Company's expectations. Although Neoprobe continues to believe that ILM has significant advantages over other currently competing procedures, broad-based clinical adoption of ILM will likely not occur until after the completion of ongoing international trials related to breast cancer. Even if the results of these trials are positive, there can be no assurance that ILM will attain rapid and widespread acceptance. The efforts of Neoprobe and its marketing and distribution partner may not result in significant demand for Neoprobe's products, and the current demand for Neoprobe's products may decline.

Neoprobe's future success now also greatly depends on the success of the Cardiosonix product line. Cardiosonix' products have not yet been commercially sold in any market. The market for these products is in a relatively early stage of development and may never fully develop as we expect. The long-term commercial success of the Cardiosonix product line will require widespread acceptance of our products as safe, efficient and cost-effective. Widespread acceptance would represent a significant change in medical practice patterns. Other cardiac monitoring procedures, such as PAC, are generally accepted in the medical community and have a long standard of use. It is possible that the Cardiosonix product line will never achieve the broad market acceptance necessary to become a commercial success.

Neoprobe relies on third parties for the worldwide marketing and distribution of its gamma detection devices, who may not be successful in selling Neoprobe's products.

Neoprobe currently distributes its gamma detection devices in most global markets through two partners who are solely responsible for marketing and distributing these products. The partners assume direct responsibility for business risks related to credit, currency exchange, foreign tax laws or tariff and trade regulation. Neoprobe's current distribution partner for all global markets except for Japan had agreed to purchase minimum quantities of Neoprobe's products during the initial three years of the distribution agreement. We expect these minimum purchases to be fully met through the third quarter of 2002. While Neoprobe believes that its distribution partner intends to continue to aggressively market its products, there can be no assurance that the distribution partner will succeed in marketing Neoprobe's products on a global basis, or that the partner will make purchases in excess of its minimum purchase requirements. Neoprobe may not be able to maintain satisfactory arrangements with its marketing and distribution partner, who may not devote adequate resources to selling Neoprobe's gamma detection devices. If this happens, Neoprobe may not be able to successfully market its products, which would decrease its revenues.

We do not have experience in marketing blood flow products and we have not yet established strategic relationships with potential marketing partners.

We completed the Cardiosonix acquisition on December 31, 2001, and have not yet established either an internal sales and marketing infrastructure or secured third parties to perform these functions on our behalf. We believe the adoption path for Cardiosonix products will be similar to that of Neoprobe's gamma detection devices, but we have no direct experience in marketing or selling blood flow measurement devices. We may not be successful in creating the necessary infrastructure, either internally or through third parties, to support the successful marketing and sales of Cardiosonix products.

Neoprobe relies on third parties to manufacture its products and Neoprobe will suffer if they do not perform.

Neoprobe relies on independent contract manufacturers for the manufacture of its current line of gamma detection systems. Neoprobe's business will suffer if its contract manufacturers have production delays or quality problems. Furthermore, medical device manufacturers are subject to the QSR regulations of the FDA, international quality standards, and other regulatory requirements. If Neoprobe's contractors do not operate in accordance with regulatory requirements and quality standards, Neoprobe's business will suffer. Neoprobe uses or relies on components and services used in its devices that are provided by sole source suppliers. The qualification of additional or replacement vendors is time consuming and costly. If a sole source supplier has significant problems supplying Neoprobe products, our sales and revenues will be hurt until we find a new source of supply. In addition, Neoprobe's Distribution Agreement with Ethicon contains failure to supply provisions, which, if triggered, could have a significant negative impact on Neoprobe.

Neoprobe may have difficulty raising additional capital, which could deprive it of necessary resources.

Neoprobe expects to continue to devote substantial capital resources to fund research and development of additional gamma guided surgery products as well as its new Cardiosonix products and to maintain existing and secure new manufacturing capacity. In order to support the initiatives envisioned in the Company's business plan, Neoprobe may need to raise additional funds through the sale of assets, public or private financing, collaborative relationships or other arrangements. Neoprobe's ability to raise additional financing depends on many factors beyond Neoprobe's control, including the state of capital markets, the market price of the Company's common stock and the development or prospects for development of competitive technology by others. Because our common stock is not listed on a major stock exchange, many investors may not be willing or allowed to purchase it or may demand steep discounts. The necessary additional financing may not be available to Neoprobe or may be available only on terms that would result in further dilution to the current owners of Neoprobe's common stock. If Neoprobe is unable to raise additional funds when it needs them, it may have to curtail its operations.

The recent placement of our common stock with Fusion Capital may cause dilution and the sale of the shares of common stock acquired by Fusion Capital could cause the price of our common stock to decline.

On November 19, 2001, we entered into a common stock purchase agreement with an investment fund, Fusion Capital II LLC (Fusion) for the issuance and purchase of our common stock. The stock purchase agreement established an equity line of credit or draw-down facility for the Company. Under the agreement, Fusion committed up to $10 million to purchase our common stock over a forty month period that commences upon the effectiveness of a registration statement to be filed by the Company for the underlying shares. Once the registration statement is effective, Fusion may sell none, some or all of the shares of common stock at any time. Depending upon market liquidity at the time, a sale of shares under the registration statement could cause the trading price of our common stock to decline, thus affecting the value that our other stockholders can obtain for their shares. Additionally, the sale of a substantial number of shares of our common stock by Fusion, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales, and we may be forced to effect such sales at depressed market prices.

Neoprobe may lose out to larger and better-established competitors.

The medical device and biotechnology industries are intensely competitive. Some of Neoprobe's competitors have significantly greater financial, technical, manufacturing, and distribution resources as well as greater experience in the medical device industry than Neoprobe. The particular medical conditions Neoprobe's product lines can address also can be addressed by other medical devices, procedures or drugs. Many of these alternatives are widely accepted by physicians and have a long history of use. Physicians may use Neoprobe's competitors' products and/or Neoprobe's products may not be competitive with other technologies. If these things happen, Neoprobe's sales and revenues will decline. In addition, our current and potential competitors may establish cooperative relationships with large medical equipment companies to gain access to greater research and development or marketing resources. Competition may result in price reductions, reduced gross margins and loss of market share.

Neoprobe's products may be displaced by newer technology.

The medical device and biotechnology industries are undergoing rapid and significant technological change. Third parties may succeed in developing or marketing technologies and products that are more effective than those developed or marketed by Neoprobe, or that would make Neoprobe's technology and products obsolete or non-competitive. Additionally, researchers could develop new surgical procedures and medications that replace or reduce the importance of the procedures that use Neoprobe's products. Accordingly, Neoprobe's success will depend, in part, on its ability to respond quickly to medical and technological changes through the development and introduction of new products. Neoprobe may not have the resources to do this. If Neoprobe's products become obsolete and its efforts to develop new products do not result in any commercially successful products, Neoprobe's sales and revenues will decline.

Neoprobe is in a highly regulated business and it could face severe problems if does not comply with all regulatory requirements in the global markets in which its products are sold.

The FDA regulates Neoprobe's products in the United States. Foreign countries also subject Neoprobe's products to varying government regulations. In addition, such regulatory authorities may impose limitations on the use of Neoprobe's products. FDA enforcement policy strictly prohibits the marketing of FDA approved medical devices for unapproved uses. Within the European Union, Neoprobe's products are required to display the CE mark in order to be sold. Neoprobe has obtained FDA clearance to market its medical device products and European certification to display the CE mark on its current line of gamma detection systems and on one of Cardiosonix' products, the FlowGuard. Neoprobe may not be able to obtain certification for any new products in a timely manner, or at all. Failure to comply with these and other current and emerging regulatory requirements in the global markets in which Neoprobe's products are sold could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, withdrawal of clearances or approvals, and criminal prosecution.

Neoprobe's intellectual property may not have or provide sufficient legal protections against infringement or loss of trade secrets.

Neoprobe's success depends, in part, on its ability to secure and maintain patent protection, to preserve its trade secrets, and on its ability to operate without infringing on the patents of third parties. Neoprobe seeks to protect its proprietary positions by filing United States and foreign patent applications for its important inventions and improvements. But, domestic and foreign patent offices may not issue these patents. Third parties may challenge, invalidate, or circumvent Neoprobe's patents or patent applications in the future. Competitors, many of which have substantially more resources than Neoprobe and have made substantial investments in competing technologies, may apply for and obtain patents that will prevent, limit, or interfere with Neoprobe's ability to make, use, or sell its products either in the United States or abroad.

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

Conditions in Israel may affect the operations of Cardiosonix and may limit our ability to complete development of its products.

Our Cardiosonix subsidiary is incorporated in Israel, and its offices and research and development facilities are located there. Political, economic and military conditions in Israel may directly affect its operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Despite the progress towards peace between Israel and its Arab neighbors, the future of these peace efforts is uncertain. Since October 2000, there has been a significant increase in violence primarily in the West Bank and Gaza Strip. Any future armed conflict, political instability or continued violence in the region could have a negative effect on the activities of Cardiosonix and the completion of development and commercialization of our blood flow monitoring products.

Cardiosonix' operations could be disrupted as a result of the obligation of key personnel in Israel to perform military service.

Generally, all male adult citizens and permanent residents of Israel under the age of 54 are, unless exempt, obligated to perform up to 36 days of military reserve duty annually. Additionally, all Israeli residents of this age are subject to being called to active duty at any time under emergency circumstances. Certain key officers and employees of Cardiosonix are currently obligated to perform annual reserve duty, and its operations could be disrupted by their absence for a significant period due to military service.

The government grants Cardiosonix has received for research and development expenditures restrict our ability to manufacture blood flow monitoring products and transfer technologies outside of Israel and require us to satisfy specified conditions. If we fail to satisfy these conditions, we may be required to refund grants previously received together with interest and penalties, and may be subject to criminal charges.

Cardiosonix received grants from the government of Israel through the Office of the Chief Scientist of the Ministry of Industry and Trade for the financing of a portion of its research and development expenditures associated with our blood flow monitoring products. From 1998 to 2001, Cardiosonix received grants totaling $775,000 from the Office of the Chief Scientist. The terms of the Chief Scientist grants may prohibit us from manufacturing products or transferring technologies developed using these grants outside of Israel without special approvals. Even if we receive approval to manufacture our blood flow monitoring products outside of Israel, we may be required to pay an increased total amount of royalties, which may be up to 300% of the grant amount plus interest, depending on the manufacturing volume that is performed outside of Israel. This restriction may impair our ability to outsource manufacturing or engage in similar arrangements for those products or technologies. In addition, if we fail to comply with any of the conditions imposed by the Office of the Chief Scientist, we may be required to refund any grants previously received together with interest and penalties, and may be subject to criminal charges. In recent years, the government of Israel has accelerated the rate of repayment of Chief Scientist grants and may further accelerate them in the future.

Neoprobe's product sales may be adversely affected by healthcare pricing regulation and reform activities.

The healthcare industry is undergoing fundamental changes resulting from political, economic and regulatory influences. In the United States, comprehensive programs have been proposed that seek to increase access to healthcare for the uninsured, control the escalation of healthcare expenditures within the economy and use healthcare reimbursement policies to balance the federal budget.

We expect that Congress and state legislatures will continue to review and assess healthcare proposals, and public debate of these issues will likely continue. We cannot predict which, if any, of such reform proposals will be adopted and when they might be adopted. Other countries also are considering healthcare reform. Significant changes in healthcare systems could have a substantial impact on the manner in which we conduct our business and could require us to revise our strategies.

Neoprobe could be damaged by product liability claims.

Neoprobe's products are used or intended to be used in various clinical or surgical procedures. If one of our products malfunctions or a physician misuses it and injury results to a patient or operator, the injured party could assert a product liability claim against Neoprobe. Neoprobe currently has product liability insurance with a $10 million per occurrence limit, which, Neoprobe believes, is adequate for its current activities. However, Neoprobe may not be able to continue to obtain insurance at a reasonable cost. Furthermore, insurance may not be sufficient to cover all of the liabilities resulting from a product liability claim, and Neoprobe might not have sufficient funds available to pay any claims over the limits of its insurance. Because personal injury claims based on product liability in a medical setting may be very large, an underinsured or an uninsured claim could financially damage Neoprobe.

Neoprobe may have trouble attracting and retaining qualified personnel and its business may suffer if it does not.

Neoprobe's business has experienced developments the past two years which have resulted in several significant changes in Neoprobe's strategy and business plan, including downsizing to what Neoprobe considers to be the minimal level of management and employees necessary to operate a publicly traded medical device business. Neoprobe believes its restructured organization is appropriate to support modest growth over the next few years. However, losing any member of the management team could have an adverse effect on Neoprobe's operations. Neoprobe's success depends on its ability to attract and retain technical and management personnel with expertise and experience in the medical device business. The competition for qualified personnel in the medical device industry is intense and Neoprobe may not be successful in hiring or retaining the requisite personnel. If Neoprobe is not able to attract and retain qualified technical and management personnel, it will suffer diminished chances of future success.

Neoprobe's common stock is traded over the counter, which may deprive stockholders of the full value of their shares.

Neoprobe's common stock is quoted via the Over The Counter Bulletin Board (OTCBB). As such, our common stock may have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ. These factors may result in higher price volatility and less market liquidity for the common stock.

A low market price may severely limit the potential market for Neoprobe's common stock.

Neoprobe's common stock is currently trading at a price substantially below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers. These rules generally apply to any non-NASDAQ equity security that has a market price share of less than $5.00 per share, subject to certain exceptions (a "penny stock"). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in Neoprobe common stock.

Neoprobe's stockholder rights plan, some provisions of Neoprobe's organizational and governing documents and an agreement with the former Cardiosonix shareholders, may have the effect of deterring third parties from making takeover bids for control of Neoprobe or may be used to hinder or delay a takeover bid.

Neoprobe's certificate of incorporation authorizes the creation and issuance of "blank check" preferred stock. The Company's Board of Directors may divide this stock into one or more series and set their rights. The Board of Directors may, without prior stockholder approval, issue any of the shares of "blank check" preferred stock with dividend, liquidation, conversion, voting or other rights, which could adversely affect the relative voting power or other rights of the common stock. Preferred stock could be used as a method of discouraging, delaying, or preventing a take-over of Neoprobe. If Neoprobe issues "blank check" preferred stock, it could have a dilutive effect upon the common stock. This would decrease the chance that Neoprobe's stockholders would realize a premium over market price for their shares of common stock as a result of a takeover bid.

Also, in connection with the Cardiosonix acquisition, the former shareholders of Cardiosonix entered into an agreement with the Company that for a period of two years following the acquisition, they would not participate in certain actions and transactions that would lead to a change in control of the Company, and to vote their shares in conformity with the recommendations of the Company's Board of Directors as to certain matters, including the approval of transactions that would result in a change in control. These provisions could have the effect of discouraging, delaying or preventing a takeover of Neoprobe.

Because Neoprobe will not pay dividends, stockholders will only benefit from owning common stock if it appreciates.

Neoprobe has never paid dividends on its common stock and does not intend to do so in the foreseeable future. Neoprobe intends to retain any future earnings to finance its growth. Accordingly, any potential investor who anticipates the need for current dividends from his investment should not purchase our common stock.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company currently leases its office at 425 Metro Place North, Dublin, Ohio. The Company executed a lease agreement, commencing on January 1, 1997 and ending in August 2003, with the landlord of these facilities for approximately 25,000 square feet. The lease provides for a monthly base rent of approximately $20,400 in 2002 and increases to $21,000 in 2003. During December 1998, February 1999, and April 2000, the Company executed three lease agreements to sublease approximately 2,600 square feet, 4,600 square feet, and 6,750 square feet of the Company's office space, respectively. The three subleases are expected to generate monthly sublease income of approximately $11,000 in 2002 increasing to $11,200 in 2003. The Company and its subtenants must also pay a pro-rata portion of the operating expenses and real estate taxes of the building. Neoprobe believes these facilities are in good condition and will be adequate for its needs for the foreseeable future.

The Company's subsidiary, Cardiosonix Ltd., currently leases its office at 6 Haprachim Street, Kfar Malal, Israel. The lease covers approximately 180 square meters of space and expires in June, 2002. The lease provides for a monthly base rent of $2,000 through the expiration of the lease. Cardiosonix is in the process of identifying new space that will better serve its needs in the coming two to three years.


ITEM 3.  LEGAL PROCEEDINGS


None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of the Company trades on the OTC Bulletin Board under the trading symbol NEOP. The prices set forth below reflect the quarterly high, low and closing sales prices for shares of common stock during the last two fiscal years as reported by Reuters Limited. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.


                                      HIGH            LOW         CLOSE
                                      ----            ---         -----
           Fiscal Year 2001
           First Quarter             $ 0.69         $ 0.41        $ 0.48
           Second Quarter              1.05           0.40          0.70
           Third Quarter               0.77           0.35          0.37
           Fourth Quarter              0.51           0.34          0.42

           Fiscal Year 2000
           First Quarter             $ 3.50         $ 0.44        $ 1.31
           Second Quarter              1.47           0.63          0.72
           Third Quarter               1.25           0.53          0.63
           Fourth Quarter              0.78           0.38          0.42

As of March 1, 2002, Neoprobe had approximately 728 holders of common stock of record.

The Company has not paid any dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain any earnings to finance the growth of its business. There can be no assurance that the Company will ever pay cash dividends. See Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recent Sales of Unregistered Securities

The following sets forth certain information regarding the sale of equity securities of the Company during the period covered by this Report that were not registered under the Securities Act of 1933 (the Securities Act).

In March 2001 and March 2000, the Board of Directors of the Company authorized the issuance of 19,122 and 23,326 shares of common stock, respectively, to the trustees of its 401(k) employee benefit plan (the Plan) without registration. Such issuance is exempt from registration under the Securities Act under Section 3(a)(2). The Plan is a pension, profit sharing or stock bonus plan that is qualified under Section 401 of the Internal Revenue Code. The assets of the Plan are held in a single trust fund for the benefit of the employees of the Company, which does not hold assets for the benefit of the employees of any other employer. All of the contributions to the plan from employees of Neoprobe have been invested in assets other than common stock. All of the common stock held by the plan has been contributed to the plan by the Company as a matching contribution and has been less in value at the time it was contributed to the plan than the employee contributions which it matches.

On November 19, 2001, we entered into a common stock purchase agreement with an investment fund, Fusion Capital II, LLC (Fusion) for the issuance and purchase of our common stock. Under the agreement, Fusion committed up to $10 million to purchase shares of our common stock over a forty-month period that commences upon the effectiveness of a registration statement that we will file with the U.S. Securities and Exchange Commission for the underlying shares. The agreement also establishes an equity line of credit or equity draw-down facility. Once during each draw-down pricing period, Neoprobe could request a draw, subject to a daily base amount, currently set at $12,500. The number of shares we will issue to Fusion in return for that money is based on the lower of (a) the closing sale price for our stock on the day of the draw request or (b) the average of the three lowest closing sales prices during a twelve day period prior to the draw request. No shares may be sold to Fusion at lower than a floor price currently set at $0.30, but in no case below $0.20 without Fusion's prior consent. Upon execution of the common stock purchase agreement, we issued 449,438 shares of our common stock to Fusion as a commitment fee, in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our Financial Statements and the Notes related to those statements, as well as the other financial information included in this Form 10-KSB. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our business, refer to
Item I of this Form 10-KSB, Description of Business - Risk Factors.

THE COMPANY

Neoprobe Corporation (Neoprobe, we or the Company) is a biomedical technology company that provides innovative surgical and diagnostic products that enhance patient care by meeting the critical decision-making needs of healthcare professionals. Prior to the acquisition of Cardiosonix Ltd. (Cardiosonix) on December 31, 2001, our marketable products were limited to a line of gamma detection devices used in the application of intraoperative lymphatic mapping
(ILM). The acquisition of Cardiosonix significantly expanded our potential product offerings. Cardiosonix is in the process of developing and commercializing a unique line of blood flow monitoring devices for a variety of diagnostic and surgical applications, and has received marketing approval for its first product, FlowGuard(TM), in the U.S. and Europe.

RESULTS OF OPERATIONS

2001 marked the second consecutive year of profitability for Neoprobe. Operating results for the fourth quarter and for the fiscal year 2001 were affected by the accounting treatment of the acquisition of Cardiosonix. Generally accepted accounting principles (GAAP) required Neoprobe to expense $885,000 in the fourth quarter of 2001 for in-process research and development (IPR&D) as part of the allocation of the Cardiosonix purchase price. The non-cash, non-recurring charge represents that portion of the purchase price paid for Cardiosonix that was allocated to the Cardiosonix intraoperative cardiovascular product, InFlow(TM). That product is still considered "in process," or under development under GAAP because it has not received the necessary regulatory marketing approvals. As a result, that portion of the purchase price allocated to InFlow was expensed in 2001.

Exclusive of the non-cash, non-recurring charge related to the Cardiosonix InFlow product, Neoprobe's net income for 2001 would have been $900,000. Including the non-recurring charge, Neoprobe's results reflected net income of $15,000 for 2001. Financial results for 2001 were significantly impacted by two primary factors: a decrease in the average prices received for our gamma detection products, coupled with lower than expected demand from our primary distributor, Ethicon.

Approximately 70% of the decline in gross margin in 2001 versus 2000 can be attributed to the reduction in the prices the Company charged Ethicon Endo-Surgery, Inc. (Ethicon) for gamma detection products during 2001. The Company's distribution agreement with Ethicon provides for transfer prices based on a percentage of the end customer average sales prices (ASP) received by Ethicon, subject to floor transfer pricing terms. The distribution agreement provided for a one-time change to a lower percentage of ASP to be shared with the Company following the first full commercial year of the distribution agreement. That period ended December 31, 2000.

The remaining decline in gross margins in 2001 versus 2000 can be attributed primarily to the decline in demand from Ethicon. The Company attributes the decline in demand primarily to three factors: overstocking of base systems by Ethicon in order to comply with the initial contractual minimum purchase commitments under Ethicon's distribution agreement with the Company, a lack of success to date in placing our BlueTip(TM) products with end users, and the timing of the reporting of results from multinational clinical trials regarding the use of ILM in breast cancer. Exact market penetration for the Company's products is difficult to gauge, as there are no widely published use statistics on this specific type of device or the application of sentinel lymph node biopsy. The Company believes, based on anecdotal information, that the application of ILM has increased steadily over the past few years, but that the global adoption rate for lymphatic mapping may be slowing pending the outcome of major international trials in breast care. In 2000, end-customer device placements of our base gamma detection systems increased approximately 50% over 1999. We believe this was due primarily to the initiation of our distribution arrangement with Ethicon in the fourth quarter of 1999. In 2001, Ethicon's rate of increase in end-customer sales slowed to approximately 30% over 2000. However, the gross increase in end-customer placements of devices did not translate to increased Neoprobe sales because Ethicon was carrying more than their desired level of inventory due to purchases they were required to make to meet the periodic contractual minimums. We expect Ethicon's minimum purchase commitments to be fully met during the third quarter of 2002 based on current committed and forecast demand and believe they will be adjusting their purchases during 2002 to reach their desired level of safety stock.

Despite the declines in product prices and demand, and excluding the IPR&D charge, we recorded net income primarily attributable to our gamma detection product line of nearly $900,000 in 2001.

Neoprobe's major expense categories as a percentage of sales remained constant from 2000 to 2001. Research and development expenses, as a percentage of sales, were 5% in 2001 and 2000. Selling, general and administrative expenses, as a percentage of sales, increased slightly to 34% in 2001 from 33% in 2000. Management believes these major expense categories, as a percentage of sales, will increase significantly in 2002 as compared to 2001 due to additional research and development activities, primarily associated with the blood flow product line, and to blood flow market development support activities. These categories, as a percentage of sales, may also be affected by additional declines in demand for gamma detection devices in 2002.

Years ended December 31, 2001 and 2000

Revenues and Margins. Net product sales, primarily of the Company's gamma detection systems, decreased $2.1 million or 24% to $6.8 million in 2001 from $8.8 million in 2000. Gross margins on product sales decreased to 35% of net sales in 2001 from 44% of net sales in 2000.

The declines in net product sales and gross margins were the combined result of a nearly 20% decrease in prices charged to Ethicon during 2001 as compared to 2000 for the base neo2000(R) Gamma Detection System (i.e., a 14mm probe and neo2000 control unit), coupled with a 14% decline in demand from Ethicon for these base systems and a 42% decline in demand for the Company's BlueTip probes and accompanying disposable handles. In addition, the cost to manufacture the Company's products increased slightly from 2000 to 2001 due largely to higher electronic and crystal component costs.

Revenues in 2001 and 2000 also included $800,000 from the pro-rata recognition of license fees related to the distribution agreement with Ethicon, and $25,000 and $75,000, respectively, from the recognition of quarterly milestone fees related to an option agreement to license certain of the Company's radioimmunoguided surgery (RIGS) technology.

Research and Development Expenses. Research and development expenses decreased $128,000 or 27% to $345,000 in 2001 from $473,000 in 2000. The decrease is primarily due to the inclusion of $40,000 in non-recurring severance costs and $150,000 in unreimbursed costs related to development of products in the first quarter of 2000. Research and development expenses in both 2001 and 2000 are reflected net of $500,000 in reimbursed expenses received from the Company's distribution partner, Ethicon.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $590,000 or 20% to $2.3 million in 2001 from $2.9 million in 2000. The decrease was primarily the result of the elimination of internal marketing personnel, lower net patent costs due to abandoned patents, and net reductions in various overhead cost categories such as insurance, professional services, space costs, and equipment rental, offset by the inclusion of $49,000 of gains on the sale of certain property and equipment in 2000.

Acquired In-Process Research and Development. This $885,000 charge represents the portion of the purchase price of Cardiosonix allocated to in-process research and development for the InFlow product that was expensed at the date of consummation of the acquisition. No such charges were incurred in 2000.

Other Income. Other income decreased $134,000 or 27% to $370,000 during 2001 from $504,000 during 2000. Other income during 2001 consisted primarily of a $238,000 refund of a portion of the limited guarantee made by the Company related to a loan made by a bank to the Company's former subsidiary, Neoprobe Israel. The Company had previously put cash on deposit with the bank as security for the limited guarantee. The full amount of the limited guarantee was written off in 1998 in conjunction with the Company's decision to liquidate Neoprobe Israel, as the Company did not expect to receive any of the cash deposit back from the bank. The Company had requested a full accounting for the deposit following the sale by the receiver of the Neoprobe Israel facility. In connection with the refunded cash deposit, the bank granted the Company a release from all obligations related to the loan. Other income in 2000 consisted primarily of $262,000 in one-time gains from the forgiveness of royalties due under a research and development agreement and interest income on the Company's investments. Interest income decreased because the Company received a lower interest rate on its invested cash in 2001 as compared to 2000, consistent with marketplace activity over the two periods.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES -- Cash used in operations was $277,000 in 2001 as compared to $1.7 million provided by operations in 2000. Working capital increased to $4.1 million at December 31, 2001 as compared to $3.8 million at December 31, 2000. The current ratio remained at 2.6 at December 31, 2001 and December 31, 2000. The increase in working capital was primarily due to higher levels of accounts receivable and inventory in 2001 as compared to 2000.

Accounts receivable increased to $561,000 at December 31, 2001 from $365,000 at December 31, 2000. The Company expects receivable levels to fluctuate in 2002 depending on the timing of purchases and payments by Ethicon.

Inventory levels increased to $1.4 million at December 31, 2001 as compared to $941,000 at December 31, 2000. The Company built up stock of certain critical long-lead components during 2001 in order to take advantage of significant quantity price breaks, and has continued to maintain appropriate levels of finished good safety stock to avoid interruption in supply of finished products to Ethicon. In addition, we recorded additional inventory reserves in accordance with our policy of $111,000 during 2001 related to raw material components of gamma detection products for which the Company has no alternative use and no forecast demand within the next year. Inventory levels are expected to decrease in early 2002 but return to 2001 levels later in the year. We will work through our carryover stock of certain long-lead gamma device components. Later in 2002, we will also start to build inventory of blood flow products in preparation for commercial launch.

The Company anticipates it will need to fund up to $3.5 million in development and market support costs during 2002 related to preparing for the commercial launch of its blood flow product line.

INVESTING ACTIVITIES -- Cash provided by investing activities in 2001 totaled $109,000, versus $1.4 million in 2000. On December 31, 2001, the Company completed the acquisition of Cardiosonix, and acquired $195,000 in net cash. During January 2000, the Company sold a minority investment in an Israeli biotechnology company for $1.5 million. Capital expenditures in 2001 consisted primarily of technology infrastructure, production tooling, and loaner device upgrades. Capital expenditures in 2000 were split between purchases of production tools and equipment, and technology infrastructure. They were offset by the sale of excess furniture and fixtures accumulated from prior year headcount reductions. Capital needs for 2002 are expected to increase over 2001 to support instrument development and manufacturing activities, although it is our intent to initially outsource manufacturing of blood flow products as is currently done for our gamma devices.

FINANCING ACTIVITIES -- Financing activities used $188,000 in cash in 2001 versus $3.3 million in 2000. During the first quarter of 2000, the Company paid holders of Series B preferred stock $2.5 million in cash and issued them 3 million each of common shares and warrants to purchase common shares in exchange for retiring the outstanding preferred shares. In 2001 and 2000, the Company paid off debt totaling $144,000 and $812,000, respectively, leaving the Company with $195,000 in debt at December 31, 2001.

On November 19, 2001, we entered into a common stock purchase agreement with an investment fund, Fusion Capital II, LLC (Fusion) for the issuance and purchase of our common stock. The stock purchase agreement established what is sometimes termed an equity line of credit or an equity draw down facility. The facility generally operates as follows: Fusion committed up to $10 million to purchase Neoprobe's common stock over a forty-month period that commences when a registration statement that Neoprobe will file for the underlying shares becomes effective. The Company intends to file a registration statement to register for resale up to 5 million shares of common stock of the Company shortly after the filing of this Form 10-KSB. Once the registration statement is declared effective, the Company will be able to request daily draw downs, subject to a daily base amount, currently set at $12,500. The number of shares we are to issue to Fusion in return for that money will be based on the lower of (a) the closing sale price for our stock on the day of the draw request or (b) the average of the three lowest closing sales prices during a twelve day period prior to the draw request. No shares may be sold to Fusion at lower than a floor price currently set at $0.30, but in no case below $0.20 without Fusion's prior consent. Upon execution of the common stock purchase agreement, we issued 449,438 shares of our common stock to Fusion as a commitment fee. The Company intends to draw on the equity line to fund development and commercialization activities if market conditions are favorable and if we determine that the draw downs are not having a significant negative impact on the share price of the Company's common stock.

During February 2002, the Company entered into a line of credit facility with an investment management company. The facility provides for a maximum line of credit of $2.0 million and is fully collateralized by pledged cash and investments on deposit with the investment management company. Availability under the facility is based on advance rates varying from 80% to 92% of the underlying available collateral. Outstanding amounts under the facility bear interest at LIBOR plus 175 basis points. The facility expires in February 2007.

We believe our current cash position, coupled with cash expected to be provided through sales of our gamma detection products in 2002 is adequate to sustain our planned blood flow and gamma detection development and operations through the fourth quarter of 2002. However, our ability to execute our plans into 2003 significantly depends on our ability to raise additional funds from sources other than operations. Our future liquidity and capital requirements will depend on a number of factors, including our ability to raise additional capital in a timely manner through additional investment, expanded market acceptance of our current products, our ability to commercialize new products such as our blood flow product line, our ability to monetize our investment in non-core technologies, our ability to obtain milestone or development funds from potential development and distribution partners, regulatory actions by the FDA and other international regulatory bodies, and intellectual property protection.

There can be no assurance that the additional capital we may require to finance operations beyond 2002 will be available on acceptable terms, if at all. Any failure to secure additional financing will force us to modify our business plan. There can be no assurance that we will be able to achieve significant product revenues from our current or potential new products. In addition, there can be no assurance that we will achieve profitability again in the future.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS - The following table presents the Company's contractual obligations and commercial commitments as of December 31, 2001.

                             PAYMENTS DUE BY PERIOD

      CONTRACTUAL CASH                                LESS THAN         1 - 3             4 - 5           AFTER
         OBLIGATIONS                  TOTAL            1 YEAR           YEARS             YEARS          5 YEARS
------------------------------    --------------    --------------   -------------     ------------    ------------
Capital Lease Obligation             $ 38,306           $ 16,417        $ 21,889          $     -         $     -

Operating Leases                      231,582            145,724          84,828            1,030               -

Unconditional
Purchase Obligations                  608,000            608,000(1)            -                -               -

Other Long-Term
Obligations                                 -                  -               -                -               -

Total Contractual
Cash Obligations                     $877,888           $770,141        $106,717          $ 1,030         $     -
                                  ==============    ==============   =============     ============    ============

(1) This amount represents purchases under binding purchase orders for which the Company is required to take delivery of the product under the terms of the underlying supply agreements going out approximately four to five months. In addition, the Company has annual minimum purchase commitments for an additional $1.3 million in finished medical devices that are not currently covered by binding purchase orders, but for which the Company must either submit binding purchase orders on a monthly basis or reimburse the contract manufacturer for any non-cancellable, non-returnable materials. The Company believes the amount of non-cancellable, non-returnable materials to be less than half of the remaining commitment amount at any point in time.

NEW ACCOUNTING PRONOUNCEMENTS - In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS 141, any business combination initiated after June 30, 2001 must be accounted for as a purchase. For purchase business combinations that are consummated after June 30, 2001, goodwill and identifiable intangibles should be recorded and amortized in accordance with SFAS 142, i.e., goodwill and intangible assets with indefinite lives are not amortized and other identified intangibles are amortized. For any purchase business combination consummated on or before June 30, 2001, the accounting under APB 16 and APB 17 still applies. Goodwill and separately identifiable intangibles should be recorded and amortized until adopting SFAS 142, which is required for fiscal years beginning after December 15, 2001. A calendar year-end company would continue to amortize goodwill and all separately identifiable intangibles through December 31, 2001. Upon adoption of SFAS 142, a company would cease amortizing goodwill and separately identifiable intangibles with indefinite lives and amortize other identifiable intangibles in accordance with the guidelines set forth in the standard. The Company adopted SFAS 141 and SFAS 142 as of December 31, 2001 related to its acquisition of Cardiosonix. The adoption of these pronouncements had a material affect on the Company's financial position and results of operations for 2001 as described elsewhere in Results of Operations and in the notes to the consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS

121. For example, SFAS 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of APB 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS 121, an impairment assessment under SFAS 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS 142, Goodwill and Other Intangible Assets.

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

In November 2001, the Emerging Issues Task Force of the FASB issued Topic D-103, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred. The FASB is requiring Topic D-103 be applied in financial reporting periods beginning after December 15, 2001. Topic D-103 requires companies to characterize reimbursements received for out-of-pocket expenses, such as shipping and handling charges, as revenue. However, the Topic could potentially be applied to areas such as the Company's reimbursement of research and development charges from Ethicon. The Company is analyzing the potential impacts of the Topic; however, management is not able to determine at this time the potential impact the adoption of Topic D-103 will have on its financial statements.

CRITICAL ACCOUNTING POLICIES -- The following accounting policies are considered by management to be critical to the Company's results of operations and financial condition.

Revenue Recognition Related to Net Product Sales. We currently generate revenue primarily from sales of our gamma detection devices. We recognize sales revenue when the products are shipped and the earnings process has been completed. Our customers have no right to return products purchased in the ordinary course of business. The prices we charge our primary customer, Ethicon, are subject to retroactive annual adjustment based on a fixed percentage of the actual sales prices achieved by Ethicon on sales to end customers made during each fiscal year. To the extent that we can reasonably estimate the end-customer prices received by Ethicon, we record sales to Ethicon based upon these estimates. If we are unable to reasonably estimate end customer sales prices related to certain products sold to Ethicon, we record revenue related to these product sales at the minimum price provided for under our distribution agreement with Ethicon. Due to uncertainty regarding end customer prices during 2001, we recorded revenue at the minimum prices for most of the year until the final reconciliation was completed with Ethicon. The completion of the reconciliation resulted in the Company recording approximately $60,000 in additional revenue in the fourth quarter of 2001 related to sales made during the second and third quarters of 2001. Final adjusted prices for the year were approximately four percent (4%) above the floor prices. The final adjusted prices for 2001 serve as the basis for provisional prices to be charged Ethicon for sales in 2002. As such, we believe we have only a small amount of price exposure related to sales to Ethicon in 2002 and beyond related to currently marketed products.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. We account for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2001, the most significant long-lived assets on our balance sheet relate to assets recorded in connection with the acquisition of Cardiosonix and gamma detection device patents related to ILM. The recoverability of these assets is based on the financial projections and models related to future sales of Cardiosonix' products which have yet to begin and the continuing success of our gamma detection product line. As such, these assets could be subject to significant adjustment should the Cardiosonix technology not be successfully commercialized or the sales amounts in our current projections not be realized.

Accounting for the Acquisition of Cardiosonix. We accounted for the acquisition of Cardiosonix in accordance with the following guidance: SFAS No. 141, Business Combinations; SFAS No. 142, Goodwill and Other Intangible Assets; SFAS No. 2, Accounting for Research and Development Costs; FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, and other relevant guidance. At the closing, the Company issued 9,714,737 shares of Neoprobe common stock in exchange for all of the outstanding shares of Cardiosonix. An additional 2,085,826 shares of Neoprobe common stock will be issued to the Cardiosonix shareholders on the satisfaction of a milestone event involving Cardiosonix product development activity. The acquisition was accounted for under the purchase method outlined in SFAS No. 141, and the results of Cardiosonix have been included in the Company's consolidated results from the date of acquisition, or December 31, 2001. The purchase price was allocated based on an appraisal conducted by an independent valuation expert following the premise of continued use and applying the traditional income approach to the present valuation of future economic benefits. Based on the valuation, the assets acquired were allocated the following values: $185,000 to various working capital items, $66,000 to property, plant and equipment, $2.6 million to patents (to be amortized over 15 years), $604,000 to non-compete agreements (to be amortized over four years), $245,000 to the completed technology related to the FlowGuard product (to be amortized over seven years), and $885,000 to IPR&D related to the InFlow product (expensed immediately). The allocation of the purchase price had a significant impact on our net income in 2001.The $885,000 in IPR&D was expensed immediately as in-process research and development because InFlow has not received regulatory (i.e., FDA) approval to be marketed. Research and development costs under SFAS No. 2 are expensed as incurred. The valuation is critical to results in 2001 and future years. If the valuation had been assigned differently (i.e., less to patents and more to IPR&D), the results would be significantly different for 2001 as well as future years. All of the assets to which value was assigned are amortizable as expense for book purposes in future years. The ongoing recoverability related to the recorded assets will be evaluated in the future and could have a material effect on the future results of operations.

OTHER ITEMS AFFECTING FINANCIAL CONDITION -- At December 31, 2001, the Company had U.S. net operating tax loss carryforwards and tax credit carryforwards of approximately $92.0 million and $4.4 million, respectively, available to offset or reduce future income tax liability, if any, through 2021. However, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, use of prior tax loss and credit carryforwards may be limited after an ownership change. As a result of ownership changes as defined by Sections 382 and 383, which have occurred at various points in the Company's history, management believes utilization of the Company's tax loss carryforwards and tax credit carryforwards may be limited.

OUTLOOK

This Outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. The Company's financial performance is highly dependent on the success of its gamma detection instrument product line and on its ability to commercialize the blood flow products of its newly acquired subsidiary, Cardiosonix. There can be no assurances, however, that the Company will achieve the volume of sales anticipated, or if achieved, that the margin on such sales will be adequate to produce positive operating cash flow. While the Company remains optimistic about the prospects for its other proprietary technologies, these technologies are not anticipated to generate any significant revenue for the Company during 2002. The Company believes its December 31, 2001 cash position and sources of future cash flow are adequate for the Company to continue operating through the end of 2002 and into 2003. However, if the Company does not generate adequate funds from operations, it may need to further modify its business plan and seek other financing alternatives. Such alternatives may include asset dispositions that could force the Company to further change its business plan.

Gamma Detection Products

Numerous articles have been published in recent years on the topics of sentinel lymph node biopsy and ILM in peer reviewed journals, and a number of thought leaders and cancer treatment institutions have recognized and embraced the technology as standard of care for melanoma and, in some cases, for breast cancer. However, as the melanoma market represents less than 10% of the breast care market, standard of care recognition related to breast care is much more important to the Company. Standard of care designation for breast cancer is most likely dependent on completion of several large multi-center clinical trials in the U.S. and abroad. Final data from these studies likely will not be presented for several years. However, the Company believes that the surgical community will continue to adopt the ILM application while the standard of care determination is still pending. The Company also believes the lymphatic targeting agent being developed by the University of California, San Diego
(UCSD) for Neoprobe, if it should become commercially available, could improve the adoption of ILM in future years.

Despite lower than expected demand for our gamma detection products in 2001, Neoprobe continues to be encouraged by the attention focused on ILM by the medical community at surgical conferences, especially related to investigations into other applications beyond melanoma and breast cancer. The Company also believes the market focus in all major global markets for hand-held gamma detection devices will continue to be among local/community hospitals, which typically lag behind leading research centers and major hospitals in adapting to new technologies. A slower than anticipated adoption rate may negatively impact the Company's sales volumes, and therefore, revenues and net income in 2002. Ethicon's contractual minimum purchase requirements are expected to be met during the third quarter of 2002. The Company also believes that Ethicon's total purchases for 2002 will be less than 2001 as they work to decrease their overstock position of base systems. The Company does not anticipate any demand from Ethicon for BlueTip products during 2002. However, as discussed previously, we believe Ethicon remains fully committed to our gamma detection product line. We expect demand from Ethicon to rebound in 2003 if Ethicon's end customer sales follow the trends seen in 2000 and 2001. There can be no assurance, however, that Ethicon's sales will increase and result in increased demand for Neoprobe's products.

In addition, under the terms of the Company's marketing agreement with Ethicon, the transfer price on product sales that the Company receives is based on a percentage of Ethicon's end-customer sales price, subject to a price floor. To date, the Company's products have commanded a price premium in most of the markets in which they are sold, which we believe is due to their superior product performance and ease of use. While Neoprobe continues to believe in the technical and user-friendly superiority of its products, competitors continue to innovate and the Company may lose market share as a result. A loss of market share would likely have a direct negative impact on net income. Although the end-customer price (i.e., ASP) may decline due to external market pressures and competition, the percentage of ASP shared with the Company will not change again under the terms of the current distribution agreement. In addition, the price received by the Company during 2001 was only 4% above the floor pricing for base systems, so we believe there is little downside pricing risk associated with future sales of the Company's gamma detection devices to Ethicon.

Ethicon has also reimbursed the Company for a flat amount per quarter ($125,000) related to research and development expenses incurred by the Company on Ethicon's behalf. This flat reimbursement ends at the end of the third quarter of 2002. There can be no assurances, however, that the Company will be successful in negotiating additional reimbursement from Ethicon covering product development beyond the third quarter of 2002 at terms acceptable to the Company, or at all.

Based on the above discussion, we project the gamma detection device line will operate approximately on a breakeven basis in 2002.

Blood Flow Products

Despite having received regulatory approval to market FlowGuard in the U.S. and Europe, we anticipate spending a significant amount of time and effort in 2002 to bring it and the other Cardiosonix blood flow products to market. This will include significant development, regulatory approval, pre-commercialization market preparation, and administrative support activities. We anticipate placing blood flow systems with industry thought leaders to obtain critical pre-commercialization feedback prior to widespread market launch. These activities will likely continue for most of 2002. We expect that total expenditures during 2002 to support the Cardiosonix product line development and pre-commercializaiton activities could approach $3.5 million.

RIGS and ACT

The Company intends to continue to develop RIGScan CR and ACT, but will not do so without a partner or third party support. The Company may incur some costs during 2002 related to enlisting new development partners and assisting those groups, if any, with their negotiations and submissions to regulatory authorities, although such costs are not expected to be significant.

Summary

We expect operating and net results for 2002 to show a loss, primarily because we expect to incur up to $3.5 million in research and development, market and administrative support costs to commercize our blood flow product line, coupled with a projected overall breakeven contribution from the gamma detection device product line.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of our Company. Our Company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and other Company filings with the Securities and Exchange Commission and in our reports to stockholders. Statements which relate to other than strictly historical facts, such as statements about the Company's plans and strategies, expectations for future financial performance, new and existing products and technologies, and markets for the Company's products are forward-looking statements within the meaning of the Act. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and other similar expressions identify forward-looking statements. The forward-looking statements are and will be based on management's then current views and assumptions regarding future events and operating performance, and speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See Risk Factors for a discussion of events and circumstances that could affect our financial performance or cause actual results to differ materially from estimates contained in or underlying our forward-looking statements.

ADDITIONAL INFORMATION

For additional information about our operations, cash flows, liquidity and capital resources, please refer to the information on pages 27 through 29 of this report.

ITEM 7.  FINANCIAL STATEMENTS
The financial statements of the Company, and the related notes, together with the report of KPMG LLP dated March 5, 2002 are set forth at pages F-1 through F-23 attached hereto. The financial statements of the Company's wholly-owned subsidiary, Cardiosonix Ltd. (formerly Biosonix Ltd.), and the related notes, together with the report of Somekh Chaikin (a member of KPMG International) dated February 28, 2002 are set forth at pages F-24 through F-39 attached hereto. The unaudited pro forma statement of operations and related notes as if Cardiosonix had been acquired as of January 1, 2001 are set forth on page F-40 through F-42 attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS.

THE FOLLOWING DIRECTORS' TERMS SHALL CONTINUE UNTIL THE 2002 ANNUAL MEETING:

NANCY E. KATZ, age 42, has served as a director of Neoprobe since January 2001. Ms. Katz currently serves as President, Chief Executive Officer and a director of Calypte Biomedical Corporation. Ms. Katz joined Calypte in October 1999 as President, Chief Operating Officer and Chief Financial Officer. Prior to joining Calypte, Ms. Katz served as President and Chief Operating Officer of Zila Pharm Inc. From 1997 to 1998, Ms. Katz served as Vice President of Sales & Marketing of LifeScan (the diabetes testing division of Johnson & Johnson) and Vice President of U.S. Marketing, directing LifeScan's marketing and customer call center departments from 1995 to 1997. During her seven-year career at Schering-Plough Healthcare Products from 1987 to 1994, she held numerous positions including Senior Director & General Manager, Marketing Director for Footcare New Products, and Product Director of OTC New Products. Ms. Katz also held various product management positions at American Home Products from 1981 to 1987. Ms. Katz received her B.A. in Business Administration from the University of South Florida.

FRED B. MILLER, age 62 , has served as a director of Neoprobe since January 2002. Mr. Miller is the President and Chief Operating Officer of Seicon, Limited, a privately held company that specializes in developing, applying and licensing technology to reduce seismic and mechanically induced vibration. Mr. Miller also serves on the board of two other privately-held companies. Until his retirement in 1995, Mr. Miller had been with Price Waterhouse LLP since 1962. Mr. Miller is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants (AICPA), a past member of the Council of the AICPA and a member and past president of the Ohio Society of Certified Public Accountants. He also has served on the boards or advisory committees of several universities and not-for-profit organizations. Mr. Miller has a B.S. degree in Accounting from the Ohio State University.

MICHAEL P. MOORE, M.D., PH.D., age 51, has served as a director of Neoprobe since May 1994. Dr. Moore has been Attending Physician, Breast Surgery, Columbia Presbyterian Medical Center since June 1986. Dr. Moore has a B.S. degree from Boston College, a Ph.D. degree from Loyola University of Chicago, and a M.D. degree from The Loyola Stritch School of Medicine.

THE FOLLOWING DIRECTORS' TERMS SHALL CONTINUE UNTIL THE 2003 ANNUAL MEETING:

JOHN S. CHRISTIE, age 52, has served as a director of Neoprobe since May 1997. Mr. Christie has served as President, Chief Operating Officer and a director of Worthington Industries, Inc. since June 1999. Mr. Christie served as President of JMAC, Inc., an investment holding company, from September 1995 to June 1999. From August 1988 until September 1995, he was a Senior Vice President of Battelle Memorial Institute. Mr. Christie also serves as a director of Karrington Health, Inc. Mr. Christie has a B.S. degree in Business Administration from Miami University and a MBA from Emory University.

DAN MANOR, PH.D., age 42, has served as a director of Neoprobe since January 2002. Dr. Manor also serves as the President and Chief Executive Officer of Cardiosonix, Ltd., a wholly-owned subsidiary of Neoprobe Corporation. Prior to founding Cardiosonix in 1998, Dr. Manor served as Managing Director of Medical Dynamics Ltd., a privately-held Israeli company specializing in developing pneumatic blood flow assist devices, from founding in 1996 through its sale in 1998. From 1995 through 1996, Dr. Manor served as Products Manager and Medical Director of an ultrasound company. Dr. Manor started his career as a researcher, working at various institutions, including Rambam Medical Center and the Heart Research Center, Technion-Israel Institute of Technology (IIT), Haifa, Israel. He spent the next several years at the Department of Physiology, University of North Texas Health Science Center at Fort Worth, Texas as a Research Assistant Professor. Dr. Manor has a B.Sc. in Aeronautical Engineering, a M.S. and a Ph.D. in Biomedical Engineering from the Technion-IIT. He is the recipient of numerous awards including the Wolf Foundation award for excellence in research.

J. FRANK WHITLEY, JR., age 59, has served as a director of Neoprobe since May 1994. Mr. Whitley was Director of Mergers, Acquisitions and Licensing at The Dow Chemical Company (Dow), a multinational chemical company, from June 1993 until his retirement in June 1997. After joining Dow in 1965, Mr. Whitley served in a variety of marketing, financial, and business management functions. Mr. Whitley has a B.S. degree in Mathematics from Lamar State University.

THE FOLLOWING DIRECTORS' TERMS SHALL CONTINUE UNTIL THE 2004 ANNUAL MEETING:

REUVEN AVITAL, age 50, has served as a director of Neoprobe since January 2002. Mr. Avital is a partner and general manager of Ma'Aragim Enterprises Ltd., an investment company in Israel, through which he is a member of the board of Neoprobe as well as a number of privately-held and Israeli public companies, three of them in the medical device field. Mr. Avital was a board member of Cardiosonix, Ltd. from April 2001 through December 31, 2001, when the company was acquired by Neoprobe. Previously, Mr. Avital served in the Israeli government in a variety of middle and senior management positions. He is also chairman or board member in several not-for-profit organizations, mainly involved in education for the under-privileged and international peace-building. Mr. Avital has BA degrees in The History of the Middle East and International Relations from the Hebrew University of Jerusalem, and a MPA from the Kennedy School of Government at Harvard University.

DAVID C. BUPP, age 52, has served as President and a director of Neoprobe since August 1992 and as Chief Executive Officer since February 1998. From August 1992 to May 1993, Mr. Bupp served as the Treasurer of Neoprobe. In addition to the foregoing positions, from December 1991 to August 1992, he was Acting President, Executive Vice President, Chief Operating Officer and Treasurer, and from December 1989 to December 1991, he was Vice President, Finance and Chief Financial Officer. From 1982 to December 1989, Mr. Bupp was Senior Vice President, Regional Manager for AmeriTrust Company National Association, a nationally chartered bank holding company, where he was in charge of commercial banking operations throughout Central Ohio. Mr. Bupp has a B.A. degree in Economics from Ohio Wesleyan University. Mr. Bupp completed a course of study at Stonier Graduate School of Banking at Rutgers University.

JULIUS R. KREVANS, M.D., age 77, has served as a director of Neoprobe since May 1994 and as Chairman of the Board of Directors of Neoprobe since February 1999. Dr. Krevans served as Chancellor of the University of California, San Francisco from July 1982 until May 1993, and now serves on the faculty of that institution's School of Medicine. Prior to his appointment as Chancellor, Dr. Krevans served as a Professor of Medicine and Dean of the School of Medicine at the University of California, San Francisco from 1971 to 1982. Dr. Krevans is a member of the Institute of Medicine, National Academy of Sciences, and led its committee for the National Research Agenda on Aging until 1991. He is Chairman of the Bay Area Economic Forum, a member of the Medical Panel of A.P. Giannini Foundation, and a member of the Board of Directors of the Bay Area BioScience Center. Dr. Krevans has a B.S. degree and a M.D. degree, both from New York University. Dr. Krevans also serves on the Board of Directors and the compensation committee of the Board of Directors of Calypte Biomedical Corporation (Calypte). Nancy E. Katz, a director of Neoprobe, is President and Chief Executive Officer of Calypte.

EXECUTIVE OFFICERS

In addition to Mr. Bupp, the following individuals are executive officers of the Company and serve in the position(s) indicated below:

         NAME         AGE         POSITION
         ----         ---         --------

    Carl M. Bosch      45    Vice President, Instrument Development

    Rodger A. Brown    51    Vice President, Regulatory Affairs and Quality
                             Assurance

    Brent L. Larson    38    Vice President, Finance, Chief Financial Officer,
                             Treasurer and Assistant Secretary

Carl M. Bosch has served as Vice President, Instrument Development of Neoprobe since March 2000. Prior to that, Mr. Bosch served as our Director, Instrument Development from May 1998 to March 2000. Before joining Neoprobe, Mr. Bosch was employed by GE Medical Systems from 1994 to 1998 where he served as Manager, Nuclear Programs. From 1977 to 1994, Mr. Bosch was employed by GE Aerospace in several engineering and management functions. Mr. Bosch has a B.S. degree in Electrical Engineering from Lehigh University and a M.S. degree in Systems Engineering from the University of Pennsylvania.

Rodger A. Brown has served as Vice President, Regulatory Affairs and Quality Assurance of Neoprobe since November 2000. From July 1998 through November 2000, Mr. Brown served as Director, Regulatory Affairs for the Company. Prior to joining the Company, Mr. Brown served as Director of Operations for Biocore Medical Technologies, Inc. from April 1997 to April 1998. From 1981 through 1996, Mr. Brown served as Director, Regulatory Affairs/Quality Assurance for E for M Corporation, a subsidiary of Marquette Electronics, Inc.

Brent L. Larson has served as Vice President, Finance and Chief Financial Officer of Neoprobe since February 1999. Prior to that, he served as Neoprobe's Vice President, Finance from July 1998 to January 1999 and as Controller from July 1996 to June 1998. Before joining Neoprobe, Mr. Larson was employed by Price Waterhouse LLP. Mr. Larson has a B.B.A. degree in Accounting from Iowa State University of Science and Technology and is a Certified Public Accountant.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Securities Act of 1934 requires our officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of our securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to us. Based on our review of these reports and written representations from reporting persons, we believe that all reporting persons complied with all filing requirements during the year ended December 31, 2001, except for a late Form 3 filing for Carl M. Bosch and a late Form 3 filing for Nancy E. Katz.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth certain information concerning the annual and long-term compensation of our Chief Executive Officer and our other three executive officers having annual compensation in excess of $100,000 during the last fiscal year (the Named Executives) for the last three fiscal years.

                                                                                     LONG TERM
                                                                                   COMPENSATION
                                                                                      AWARDS
                                                                             --------------------------
                                                                                           SECURITIES
                                                                              RESTRICTED     UNDER-
                                           ANNUAL COMPENSATION                  STOCK         LYING
                                           --------------------------------     AWARDS       OPTIONS      ALL OTHER
NAME AND PRINCIPAL POSITION                YEAR         SALARY       BONUS       ($)           (#)       COMPENSATION
---------------------------                --------------------------------      ---           ---       ------------
Carl M. Bosch,                             2001        $129,375     $25,250             -       45,000      $ 3,081(c)
  Vice President                           2000         125,625      68,325     42,180(b)       45,000        1,643(c)
   Instrument Development(a)               1999         116,250      23,104             -       20,000        1,163(c)


Rodger A. Brown,                           2001         $99,875     $19,000             -       45,000               -
 Vice President, Regulatory Affairs/       2000          83,534      33,240             -       35,000               -
  Quality Assurance(d)                     1999          77,431      16,055             -       20,000               -


David C. Bupp,                             2001        $310,000     $46,500             -      180,000      $ 3,400(c)
 President and Chief                       2000         304,769     106,300    140,600(e)      180,000        1,700(c)
 Executive Officer                         1999         306,731           -     21,875(e)            -        1,600(c)


Brent L. Larson,                           2001        $131,250     $20,250             -       60,000      $ 3,400(c)
 Vice President, Finance                   2000         126,250      44,900     56,240(f)       60,000        1,313(c)
 and Chief Financial Officer               1999         109,375      23,104      6,250(f)       25,000        1,325(c)

(a) Mr. Bosch began his employment with the Company in May 1998 and was promoted to Vice President in March 2000.

(b) The aggregate number of Mr. Bosch's restricted stock holdings at December 31, 2001 was 30,000 shares with an aggregate value of $12,600. Mr. Bosch has the right to receive dividends other than dividends on or distributions of shares of any class of stock issued by Neoprobe which dividends or distributions will be delivered to Neoprobe under the same restrictions on transfer and possibility of forfeitures as the shares of restricted stock from which they derive.

(c) Amounts of matching contribution under the Neoprobe Corporation 401(k) Plan (the 401(k) Plan). Eligible employees may make voluntary contributions and the Company may, but is not obligated to, make matching contributions based on 40 percent of the employee's contribution, up to five percent of the employee's salary. Contributions by employees are invested by an independent plan administrator in mutual funds and contributions, if any, by the Company are made in the form of shares of common stock. The 401(k) Plan is intended to qualify under section 401 of the Internal Revenue Code, which provides that employee and Company contributions and income earned on contributions are not taxable to the employee until withdrawn from the plan, and that Company contributions will be deductible by the Company when made.

(d) Mr. Brown began his employment with the Company in July 1998 and was promoted to Vice President in November 2000.

(e) The aggregate number of Mr. Bupp's restricted stock holdings at December 31, 2001 was 210,000 shares with an aggregate value of $88,200. Mr. Bupp has the right to receive dividends other than dividends on or distributions of shares of any class of stock issued by Neoprobe which dividends or distributions will be delivered to Neoprobe under the same restrictions on transfer and possibility of forfeitures as the shares of restricted stock from which they derive.

(f) The aggregate number of Mr. Larson's restricted stock holdings at December 31, 2001 was 70,000 shares with an aggregate value of $29,400. Mr. Larson has the right to receive dividends other than dividends on or distributions of shares of any class of stock issued by Neoprobe which dividends or distributions will be delivered to Neoprobe under the same restrictions on transfer and possibility of forfeitures as the shares of restricted stock from which they derive.

OPTION GRANTS IN LAST FISCAL YEAR

The following table presents certain information concerning stock options granted to the Named Executives under the Company's Amended and Restated Stock Option and Restricted Stock Purchase Plan during the 2001 fiscal year .

                                INDIVIDUAL GRANTS
--------------------------------------------------------------------------------

                                      PERCENT OF
                     NUMBER OF           TOTAL
                    SECURITIES      OPTIONS GRANTED
                UNDERLYING OPTIONS  TO EMPLOYEES IN   EXERCISE PRICE  EXPIRATION
NAME             GRANTED (SHARES)     FISCAL YEAR       PER SHARE       DATE
----             ---------------      -----------       ---------       ----

Carl M. Bosch         45,000(a)            6%            $0.41(b)      1/3/11(c)

Rodger A. Brown       45,000(a)            6%            $0.41(b)      1/3/11(c)

David C. Bupp        180,000(a)           25%            $0.41(b)      1/3/11(c)

Brent L. Larson       60,000(a)            8%            $0.41(b)      1/3/11(c)

(a) Vests as to one-third of these shares on each of the first three anniversaries of the date of grant.

(b) The per share weighted average fair value of these stock options during 2001 was $0.36 on the date of grant using the Black Scholes option pricing model with the following assumptions: an expected life of 4 years, an average risk-free interest rate of 4.93%, volatility of 148% and no expected dividend rate.

(c) The options terminate on the earlier of the expiration date, nine months after death or disability, 90 days after termination of employment without cause or by resignation or immediately upon termination of employment for cause.


FISCAL YEAR-END OPTION NUMBERS AND VALUES

The following table sets forth certain information concerning the number and value of unexercised options held by the Named Executives at the end of the last fiscal year (December 31, 2001). There were no stock options exercised by the Named Executives during the fiscal year ended December 31, 2001.


                         NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                        UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                      OPTIONS AT FISCAL YEAR-END:       AT FISCAL YEAR-END:
 NAME                  EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
 ----                  -------------------------     -------------------------

 Carl M. Bosch            38,334  /    81,666              0      /   $ 817
 Rodger A. Brown          39,501  /    74,999              0      /   $ 750

 David C. Bupp           110,000  /   400,000              0      /   $4,000

 Brent L. Larson          68,867  /   108,333              0      /   $1,083


COMPENSATION OF NON-EMPLOYEE DIRECTORS

In 2001, the Chairman of the Board of Directors of Neoprobe received $2,000 per Board meeting attended in person and other non-employee Directors received $1,000 each per meeting attended in person. The Company also paid Directors $500 each per Committee meeting attended in person during

2001. The Company did not pay Directors for telephonic participation in Board or Committee meetings in 2001. The Company also reimbursed non-employee Directors for travel expenses for meetings attended during 2001. In addition, the Chairman and each non-employee Director received 30,000 and 15,000 options, respectively, to purchase common stock as a part of the Company's annual stock incentive grants. Options granted to purchase common stock vest on an annual basis over a three-year period and have an exercise price equal to no less than the market price of common stock at the date of grant.

Directors who are also officers or employees of the Company do not receive any compensation for their services as Directors.

COMPENSATION OF MR. BUPP

Employment Agreement. David C. Bupp is employed under a thirty-six month employment agreement effective July 1, 2001. The employment agreement provides for an annual base salary of $310,000 with an increase to $325,000 on July 1, 2003.

The Compensation Committee of the Board of Directors will, on an annual basis, review the performance of the Company and of Mr. Bupp and will pay a bonus to Mr. Bupp as it deems appropriate, in its discretion. Such review and bonus will be consistent with any bonus plan adopted by the Compensation Committee which covers the executive officers of the Company generally. The Company has approved payment of a $46,500 bonus to Mr. Bupp relating to fiscal year 2001.

If a change in control occurs with respect to the Company and the employment of Mr. Bupp is concurrently or subsequently terminated (i) by the Company without cause (cause is defined as any willful breach of a material duty by Bupp in the course of his employment or willful and continued neglect of his duty as an employee), (ii) the term of Mr. Bupp's employment agreement expires or (iii) Mr. Bupp resigns because his authority, responsibilities or compensation have materially diminished, a material change occurs in his working conditions or the Company breaches the agreement, Mr. Bupp will be paid a severance payment of $650,500 (less amounts paid as Mr. Bupp's salary and benefits that continue for the remaining term of the agreement if his employment is terminated without cause). If any such termination occurs after the substantial completion of the liquidation of the assets of the Company, the severance payment shall be increased by $81,250.

For purposes of Mr. Bupp's employment agreement, a change in control includes:
(a) the acquisition, directly or indirectly, by a person (other than the Company or an employee benefit plan established by the Board of Directors) of beneficial ownership of 15 percent or more of the Company's securities with voting power in the next meeting of holders of voting securities to elect the Directors; (b) a majority of the Directors elected at any meeting of the holders of the Company's voting securities are persons who were not nominated by the Company's then current Board of Directors or an authorized committee thereof; (c) the stockholders of the Company approve a merger or consolidation of the Company with another person, other than a merger or consolidation in which the holders of the Company's voting securities outstanding immediately before such merger or consolidation continue to hold voting securities in the surviving or resulting corporation (in the same relative proportions to each other as existed before such event) comprising eighty percent (80%) or more of the voting power for all purposes of the surviving or resulting corporation; or (d) the stockholders of the Company approve a transfer of substantially all of the assets of the Company to another person other than a transfer to a transferee, eighty percent (80%) or more of the voting power of which is owned or controlled by the Company or by the holders of the Company's voting securities outstanding immediately before such transfer in the same relative proportions to each other as existed before such event.

Mr. Bupp's compensation will continue for the longer of twenty-four months or the full term of the agreement if his employment is terminated without cause.

Restricted Stock Agreements. Mr. Bupp holds 100,000, 35,000, 45,000 shares and 30,000 shares of restricted stock granted on March 22, 2000, April 30, 1999, May 20, 1998 and June 1, 1996, respectively, pursuant to restricted stock purchase agreements of the same dates. Mr. Bupp may not transfer or sell any of the restricted shares unless and until they vest. Mr. Bupp will forfeit any portion of the restricted shares that has not vested (and the Company will refund the purchase price paid) on the earlier of the date of the termination of his employment under his employment agreement with the Company for any reason unless the Company is, at the time of termination for death or disability, actively engaged in negotiations that could reasonably be expected to lead to a change in control, or ten years from the date of grant. Restricted shares that have not previously been forfeited will vest if and when there is a change in control of the Company. Except for these restrictions on transfer and possibilities of forfeiture, Mr. Bupp has all other rights with respect to the restricted shares, including the right to vote such shares and receive cash dividends.

The term "change in control" has the same meaning under Mr. Bupp's restricted stock agreements as it does under Mr. Bupp's employment agreement. In conjunction with the acquisition of Cardiosonix, Mr. Bupp, along with the other executive officers of the Company, waived the change of control provisions of his employment and restricted stock agreements related to the acquisition.

The Company has not recognized any expense under the restricted stock agreements due to the contingent nature of the vesting provisions and the risk of forfeiture.

COMPENSATION AGREEMENTS WITH OTHER NAMED EXECUTIVES

Carl M. Bosch

Employment Agreement. Carl Bosch is employed under a twenty-four month employment agreement effective October 1, 2001. The employment agreement provides for an annual base salary of $135,000 with an increase to $148,000 on October 1, 2002.

Mr. Bupp will, on an annual basis, review the performance of the Company and of Mr. Bosch and the Company will pay a bonus to Mr. Bosch as it deems appropriate, in its discretion. Such review and bonus will be consistent with any bonus plan adopted by the Compensation Committee which covers the executive officers of the Company generally. The Company has approved payment of a $25,250 bonus to Mr. Bosch relating to fiscal year 2001.

If a change in control occurs with respect to the Company and the employment of Mr. Bosch is concurrently or subsequently terminated (i) without cause (cause is defined as any willful breach of a material duty by Bosch in the course of his employment or willful and continued neglect of his duty as an employee), (ii) the term of Mr. Bosch's employment agreement expires or (iii) Mr. Bosch resigns because his authority, responsibilities or compensation have materially diminished, a material change occurs in his working conditions or the Company breaches the agreement, Mr. Bosch will be paid a severance payment of $296,000 and will continue his benefits for the longer of six months or the remaining term of his employment agreement.

For purposes of Mr. Bosch's employment agreement, a change in control includes:
(a) the acquisition, directly or indirectly, by a person (other than the Company or an employee benefit plan established by the Board of Directors) of beneficial ownership of 30 percent or more of the Company's securities with voting power in the next meeting of holders of voting securities to elect the Directors; (b) a majority of the Directors elected at any meeting of the holders of the Company's voting securities are persons who were not nominated by the Company's then current Board of Directors or an authorized committee thereof; (c) the stockholders of the Company approve a merger or consolidation of the Company with another person, other than a merger or consolidation in which the holders of the Company's voting securities outstanding immediately before such merger or consolidation continue to hold voting securities in the surviving or resulting corporation (in the same relative proportions to each other as existed before such event) comprising eighty percent (80%) or more of the voting power for all purposes of the surviving or resulting corporation; or (d) the stockholders of the Company approve a transfer of substantially all of the assets of the Company to another person other than a transfer to a transferee, eighty percent (80%) or more of the voting power of which is owned or controlled by the Company or by the holders of the Company's voting securities outstanding immediately before such transfer in the same relative proportions to each other as existed before such event.

Mr. Bosch will be paid a severance amount of $148,000 if his employment is terminated at the end of his employment agreement or without cause, and his benefits will be continued for up to twelve months.

Restricted Stock Agreement. Mr. Bosch also holds 30,000 shares of restricted stock granted to him on March 22, 2000, pursuant to a restricted stock purchase agreement with Neoprobe as of the same date. Under the terms of the underlying restricted stock purchase agreement, Mr. Bosch may not transfer or sell any of the restricted shares unless and until they vest. Mr. Bosch will forfeit any portion of the restricted shares that has not vested (and the Company will refund the purchase price paid) on the earlier of the date of the termination of his employment under his employment agreement with the Company for any reason unless the Company is, at the time of termination for death or disability, actively engaged in negotiations that could reasonably be expected to lead to a change in control, or ten years from the date of grant. Restricted shares that have not previously been forfeited will vest if and when there is a change in control of the Company. Except for these restrictions on transfer and possibilities of forfeiture, Mr. Bosch has all other rights with respect to the restricted shares, including the right to vote such shares and receive cash dividends.

Rodger Brown

Employment Agreement. Rodger Brown is employed under a twenty-four month employment agreement effective October 1, 2001. The employment agreement provides for an annual base salary of $110,000 with an increase to $125,000 on October 1, 2002. The terms of Mr. Brown's employment agreement are substantially identical to Mr. Bosch's employment agreement except that Mr. Brown would be paid $250,000 if terminated due to a change of control and $125,000 if terminated at the end of his employment agreement or without cause.

Mr. Bupp will, on an annual basis, review the performance of the Company and of Mr. Brown and the Company will pay a bonus to Mr. Brown as it deems appropriate, in its discretion. Such review and bonus will be consistent with any bonus plan adopted by the Compensation Committee which covers the executive officers of the Company generally. The Company has approved payment of a $19,000 bonus to Mr. Brown relating to fiscal year 2001.

Brent Larson

Employment Agreement. Brent Larson is employed under a twenty-four month employment agreement effective October 1, 2001. The employment agreement provides for an annual base salary of $135,000 with an increase to $148,000 on October 1, 2002. The terms of Mr. Larson's employment agreement are substantially identical to Mr. Bosch's employment.

Mr. Bupp will, on an annual basis, review the performance of the Company and of Mr. Larson and the Company will pay a bonus to Mr. Larson as it deems appropriate, in its discretion. Such review and bonus will be consistent with any bonus plan adopted by the Compensation Committee which covers the executive officers of the Company generally. The Company has approved a $20,250 bonus to Mr. Larson relating to fiscal year 2001.

Restricted Stock Agreement(s). Mr. Larson also holds 40,000 shares, 20,000 shares and 10,000 shares of restricted stock granted to him at a price of $0.001 per share on March 22, 2000, April 30, 1999 and October 23, 1998, respectively, pursuant to restricted stock purchase agreements of the same dates. The terms of Mr. Larson's restricted stock purchase agreement are identical to those contained in Mr. Bosch's restricted stock purchase agreement discussed above regarding vesting, forfeiture and rights of ownership.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS,
DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS

The following table sets forth, as of February 28, 2002, certain information with respect to the beneficial ownership of shares of common stock by (i) each person known to the Company to be the beneficial owner of more than 5 percent of the outstanding shares of common stock, (ii) each Director or nominee for Director of the Company, (iii) each of the Named Executives (see Item 10, Executive Compensation--Summary Compensation Table), and (iv) the Company's Directors and executive officers as a group.

                                                        NUMBER OF
                                                         SHARES
                                                      BENEFICIALLY     PERCENT
        BENEFICIAL OWNER                                 OWNED(*)      OF CLASS
       -----------------------------------------  ------------------   --------
        Reuven Avital                                  2,286,712(a)       6.3%
        Carl M. Bosch                                    125,652(b)        (p)
        Rodger A. Brown                                   78,634(c)        (p)
        David C. Bupp                                    510,320(d)       1.4%
        John S. Christie                                  55,700(e)        (p)
        Nancy E. Katz                                     10,000(f)        (p)
        Julius R. Krevans                                 97,000(g)        (p)
        Brent L. Larson                                  203,929(h)        (p)
        Dan Manor                                      1,021,990(i)       2.8%
        Fred B. Miller                                     1,000(j)        (p)
        Michael P. Moore                                  61,000(k)        (p)
        J. Frank Whitley, Jr.                             56,000(l)        (p)
        All directors and officers as a group          5,005,549(m)      12.2%
        (12 persons)
        Paramount Capital Asset Management, Inc.       4,507,937(n)      12.3%
        First Istratech Funds                          2,108,555(o)       5.8%

(*) Unless otherwise indicated, the beneficial owner has sole voting and investment power over these shares subject to the spousal rights, if any, of the spouses of those beneficial owners who have spouses.

(a)  This amount consists of 2,286,712 shares of Neoprobe common stock owned by
     N. Assia. Trusteeship Ltd, Trustee for Ma'Aragim Enterprises Ltd., an investment fund under the management and control of Mr. Avital. These shares were acquired by Ma'Aragim in exchange for surrendering its shares in Cardiosonix Ltd. on December 31, 2001 in connection with the Registrant's acquisition of Cardiosonix.

(b) This amount includes 75,000 shares issuable upon exercise of options which are exercisable within 60 days, 30,000 shares of restricted stock that vest on a qualifying change in control of the Company and 10,652 shares in Mr. Bosch's account in the 401(k) Plan, but does not include 95,000 shares issuable upon exercise of options which are not exercisable within 60 days. Mr. Bosch is one of three trustees of the 401(k) Plan and may, as such, share investment power over common stock held in such plan. The 401(k) Plan holds an aggregate total of 105,532 shares of common stock. Mr. Bosch disclaims any beneficial ownership of shares held by the 401(k) Plan that are not allocated to his personal account.

(c) This amount includes 77,835 shares issuable upon exercise of options which are exercisable within 60 days (5,001 of which are held by Mr. Brown's wife and 799 shares held in Mrs. Brown's 401(k), but does not include 101,665 shares issuable upon exercise of options which are not exercisable within 60 days. Mr. Brown disclaims beneficial ownership for the shares and options held by his wife.

(d) This amount includes 233,000 shares issuable upon exercise of options which are exercisable within 60 days, 210,000 shares of restricted stock that vest on a qualifying change in control of the Company, 13,820 shares in Mr. Bupp's account in the 401(k) Plan, but it does not include 460,000 shares issuable upon exercise of options which are not exercisable within 60 days. Mr. Bupp is one of three trustees of the 401(k) Plan and may, as such, share investment power over common stock held in such plan. The 401(k) Plan holds an aggregate total of 105,532 shares of common stock. Mr. Bupp disclaims any beneficial ownership of shares held by the 401(k) Plan that are not allocated to his personal account.

(e) This amount includes 55,000 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 60,000 shares issuable upon exercise of options which are not exercisable within 60 days.

(f) This amount includes 10,000 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 30,000 shares issuable upon the exercise of options which are not exercisable within 60 days.

(g) This amount includes 95,000 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 105,000 shares issuable upon exercise of options which are not exercisable within 60 days.

(h) This amount includes 117,200 shares issuable upon exercise of options which are exercisable within 60 days, 70,000 shares of restricted stock that vest on a qualifying change in control of the Company and 11,229 shares in Mr. Larson's account in the 401(k) Plan, but it does not include 110,000 shares issuable upon exercise of options which are not exercisable within 60 days. Mr. Larson is one of three trustees of the 401(k) Plan and may, as such, share investment power over common stock held in such plan. The 401(k) Plan holds an aggregate total of 105,532 shares of common stock. Mr. Larson disclaims any beneficial ownership of shares held by the 401(k) Plan that are not allocated to his personal account.

(i) These shares were acquired by Mr. Manor in exchange for surrendering his shares in Cardiosonix Ltd. on December 31, 2001 in connection with the Registrant's acquisition of Cardiosonix.

(j) This amount includes 1,000 shares held by Mr. Miller's wife for which he disclaims beneficial ownership.

(k) This amount includes 55,000 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 60,000 shares issuable upon exercise of options which are not exercisable within 60 days.

(l) This amount includes 55,000 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 60,000 shares issuable upon exercise of options which are not exercisable within 60 days.

(m) This amount includes 765,034 shares issuable upon exercise of options which are exercisable within 60 days 310,000 shares of restricted stock that vest on a qualifying change in control of the Company and 36,398 shares held in the Company's 401(k) Plan, but it does not include 1,186,666 shares issuable upon the exercise of options which are not exercisable within 60 days. Certain executive officers of the Company are the trustees of the 401(k) Plan and may, as such, share investment power over common stock held in such plan. Each trustee disclaims any beneficial ownership of shares held by the 401(k) Plan that are not allocated to his personal account. The 401(k) Plan holds an aggregate total of 105,532 shares of common stock.

(n) This amount consists of 536,853 shares owned by the Aries Select I, LLC (Aries I), 900,000 shares issuable upon the exercise of warrants owned by Aries Select I, 1,265,647 shares owned by Aries Ltd., a Cayman Island exempted company (Aries Ltd), and 2,100,000 shares issuable upon the exercise of warrants owned by Aries Ltd. Paramount Capital Management, Inc., a Delaware corporation (PCAM) has shared voting and dispositive power over the shares of Aries Ltd and Aries I because PCAM is the investment manager of Aries Ltd and the general partner of Aries I. Lindsay A. Rosenwald, M.D. (Dr. Roswenwald) has shared voting and dispositive power over the shares of Aries Ltd and Aries I because he is the sole shareholder of PCAM. The address of PCAM, Aries Ltd, Aries I and Dr. Rosenwald is 787 Seventh Avenue, 48th Floor, New York, New York 10019. The disclosure contained in this footnote is derived from a Form 4 filed by PCAM, Aries Ltd, and Aries I and Dr. Rosenwald with the SEC on October 10, 2001.

(o) This amount consists of 448,636 shares owned by First Isratech Fund LLC, 1,394,468 shares owned by First Isratech Fund LP and 265,451 shares owned by First Isratech Fund Norway AS. First Isratech Fund LLC is the general or managing partner of First Isratech Fund LP and First Isratech Fund Norway AS. These shares were acquired by First Isratech Fund LLC in exchange for surrendering its shares in Cardiosonix Ltd. on December 31, 2001 in connection with the Registrant's acquisition of Cardiosonix.

(p)  Less than one percent.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8 - K.

          (A) LIST OF EXHIBITS AND FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

            (3) ARTICLES OF INCORPORATION AND BY - LAWS

           3.1. Complete Restated Certificate of Incorporation of Neoprobe Corporation, as corrected February 18, 1994 and as amended June 27, 1994, July 25, 1995, June 3, 1996, March 17, 1999,
                    and May 9, 2000 (incorporated by reference to Exhibit 3.1 to the Company's March 31, 2000 Form 10-Q).

           3.2. Amended and Restated By - Laws dated July 21, 1993, as amended July 18, 1995 and May 30, 1996 (incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K dated June 20, 1996).

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

           (4)  INSTRUMENTS DEFINING THE RIGHTS OF HOLDERS, INCLUDING INDENTURES

           4.1. See Articles FOUR, FIVE, SIX and SEVEN of the Restated Certificate of Incorporation of the Company (see Exhibit 3.1).

           4.2.     See Articles II and VI and Section 2 of Article III and
                    Section 4 of Article VII of the Amended and Restated By - Laws of the Company (see Exhibit 3.2).

           4.3. Rights Agreement dated as of July 18, 1995 between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 1 of the Company's registration statement on Form 8 - A).

           4.4. Amendment Number 1 to the Rights Agreement between the Company and Continental Stock Transfer & Trust Company dated February 16, 1999 (incorporated by reference to Exhibit 4.4 to the Company's December 31, 1998 Form 10-K/A).

          (10) MATERIAL CONTRACTS (*indicates management contract or compensatory plan or arrangement).

           10.1. 1. -- 10.1.24.  Reserved.

           10.1.25. Rights Agreement between the Company and Continental Stock Transfer & Trust Company dated as of July 18, 1995 (see
                      Exhibit 4.3).

           10.1.26. -- 10.1.30.  Reserved.

           10.1.31. Amendment Number 1 to the Rights Agreement between the Company and Continental Stock Transfer & Trust Company dated February 16, 1999 (see Exhibit 4.4).

           10.1.32. -- 10.1.38.  Reserved.

           10.1.39. Settlement Agreement among the Company, The Aries Master Fund, The Aries Domestic Fund, L.P., Paramount Capital, Inc., and Paramount Capital Asset Management, Inc. dated January 20, 2000 (incorporated by reference to Exhibit
                    10.1.39 of the Company's March 31, 2000 Form 10-Q).

           10.1.40. Reserved.

           10.1.41. Common Stock Purchase Agreement between the Company and Fusion Capital II, LLC dated November 19, 2001 (incorporated by reference to Exhibit 99(b) of the Company's December 3, 2001 Form 8-K).

            10.2.1. -- 10.2.25. Reserved.

           10.2.26. Amended and Restated Stock Option and Restricted Stock Purchase Plan dated March 3, 1994 (incorporated by reference to Exhibit 10.2.26 to the Company's December 31, 1993 Form 10 - K).*

           10.2.27. -- 10.2.34.  Reserved.

           10.2.35. Restricted Stock Purchase Agreement dated June 5, 1996 between the Company and David C. Bupp (incorporated by reference to Exhibit 10.2.35 to the Company's December 31, 1997 Form 10-K).*

           10.2.36. Reserved.

           10.2.37. 1996 Stock Incentive Plan dated January 18, 1996 as amended March 13, 1997 (incorporated by reference to Exhibit 10.2.37 to the Company's December 31, 1997 Form 10
                    - K).*

           10.2.38. -- 10.2.44.  Reserved.

           10.2.45. Restricted Stock Purchase Agreement between the Company and David C. Bupp dated May 20, 1998 (incorporated by reference to Exhibit 10.2.45 to the Company's June 30, 1998 Form 10-Q).*

           10.2.46.  -- 10.2.47.  Reserved.

           10.2.48. Restricted Stock Agreement dated October 23, 1998 between the Company and Brent L. Larson (incorporated by reference to Exhibit 10.2.48 to the Company's December 31, 1998 Form 10-K/A).*

           10.2.49.  Reserved

           10.2.50. Restricted Stock Agreement dated April 30, 1999 between the Company and David C. Bupp. This Agreement is one of three substantially identical agreements and is accompanied by a schedule identifying the other agreements omitted and setting forth the material details in which such agreements differ from the one that is filed herewith (incorporated by reference to Exhibit 10.2.50 to the Company's June 30, 1999 Form 10 - Q).*

            10.2.51. -- 10.2.53. Reserved.

            10.2.54. Restricted Stock Agreement dated March 22, 2000 between the Company and David C. Bupp. This Agreement is one of three substantially identical agreements and is accompanied by a schedule identifying the other agreements omitted and setting forth the material details in which such agreements differ from the one that is filed herewith (incorporated by reference to Exhibit 10.2.54 of the Company's March 31, 2000 Form 10-Q).*

            10.2.55. Agreement, Release and Waiver between the Company and
                     Matthew F. Bowman dated March 31, 2000 (incorporated by reference to Exhibit 10.2.55 to the Company's March 31, 2000 Form 10-Q).*

          10.2.56.   -- 10.2.58. Reserved.

          10.2.59. Employment Agreement between the Company and David C. Bupp, dated July 1, 2001 (incorporated by reference to
                     Exhibit 10.2.59 to the Company's September 30, 2001 Form 10-QSB).*

          10.2.60. Employment Agreement between the Company and Carl M. Bosch, dated October 1, 2001. This Agreement is one of three substantially identical agreements and is accompanied by a schedule identifying the other agreements omitted and setting forth the material details in which such agreements differ from the one that is filed herewith.*

          10.2.61 Employment Agreement between Cardiosonix Ltd. (formerly Biosonix Ltd.) and Dan Manor dated January 1, 2002.*

          10.3.1. Technology Transfer Agreement dated July 29, 1992 between the Company and The Dow Chemical Corporation (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission), (incorporated by reference to Exhibit
                     10.10 to the Company's Form S - 1).

          10.3.2.    -- 10.3.30. Reserved.

          10.3.31. Cooperative Research and Development Agreement between the Company and the National Cancer Institute (incorporated by reference to Exhibit 10.3.31 to the Company's September 30, 1995 Form 10 - QSB).

          10.3.32.   -- 10.3.44. Reserved.

          10.3.45. License dated May 1, 1996 between the Company and The Dow Chemical Company (incorporated by reference to Exhibit
                     10.3.45 to the Company's June 30, 1996 Form 10 - QSB).

          10.3.46. License Agreement dated May 1, 1996 between the Company and The Dow Chemical Company (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission), (incorporated by reference to Exhibit 10.3.46 to the Company's June 30, 1996 Form 10 - QSB).

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

            10.3.51. Option Agreement between the Company and Reico Ltd. dated
                     February 1, 2000 (incorporated by reference to Exhibit
                     10.1.40 to the Company's March 31, 2000 Form 10-Q).

            10.3.52. Participation Agreement between the Company and Cira, LLC dated November 30, 2000 (incorporated by reference to Exhibit 10.3.52 to the Company's December 31, 2000 Form 10-KSB).

            10.4.1.  -- 10.4.32. Reserved.

            10.4.32. Supply Agreement between the Company and eV Products dated
                     December 8, 1997 (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission), (incorporated by reference to Exhibit 10.4.32 to Amendment 2 to the Company's December 31, 1997 Form 10 - K).

            10.4.33.   -- 10.4.38.  Reserved.

            10.4.39. Distribution Agreement between the Company and Ethicon
                     Endo-Surgery, Inc. dated October 1, 1999 (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission), (incorporated by reference to Exhibit
                     10.4.39 to the Company's September 30, 1999 Form 10-Q).

            10.4.40.  -- 10.4.44.  Reserved.

            10.4.45. Manufacturing and Supply Agreement between the Company and
                     Plexus Corporation dated March 30, 2000 (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission), (incorporated by reference to Exhibit
                     10.4.45 to the Company's March 31, 2000 Form 10-Q).

            10.4.46. Revolving Credit Loan Agreement between the Company and
                     Firstar Bank, N.A. dated January 26, 2001 (incorporated by reference to the Company's March 31, 2001 Form 10-QSB).

            10.4.47. Revolving Credit Loan Note between the Company and Firstar
                     Bank, N.A. dated January 26, 2001 (incorporated by reference to the Company's March 31, 2001 Form 10-QSB).

            10.4.48. Continuing Security Agreement between the Company and
                     Firstar Bank, N.A. dated January 26, 2001 (incorporated by reference to the Company's March 31, 2001 Form 10-QSB).

            10.4.49. Product Supply Agreement between the Company and UMM
                     Electronics, Inc., dated October 25, 2001 (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission).

            (21)     SUBSIDIARIES OF THE COMPANY.

                             21.1.  Subsidiaries of the Company.

             (23)     CONSENT OF EXPERTS AND COUNSEL.

                             23.1.  Consent of KPMG LLP.

                             23.2.  Consent of Somekh Chaikin.

             (24)       POWERS OF ATTORNEY.

                             24.1.  Powers of Attorney.

                             24.2. Certified resolution of the Company's Board of Directors authorizing officers and directors signing on behalf of the Company to sign pursuant to a power of attorney.

         (B)  REPORTS ON FORM 8 - K.

              The Company filed a current report on Form 8-K on December 3, 2001, reporting its entering into a Common Stock Purchase Agreement with Fusion Capital Fund II, LLC for the purchase of up to $10,000,000 of common stock of the Company.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Dated: March 7, 2002
                                              NEOPROBE CORPORATION
                                              (the Company)

                                              By:  /s/ David C. Bupp
                                                --------------------------------
                                                   David C. Bupp, President and
                                                   Chief Executive Officer


            SIGNATURE                                         TITLE               DATE

/s/David C. Bupp                                Director, President and Chief          March 5, 2002
--------------------------------                Executive Officer
David C. Bupp                                  (principal executive officer)


/s/ Brent L. Larson*                            Vice President, Finance and            March 4, 2002
--------------------------------                Chief Financial Officer
Brent L. Larson                                 (principal financial officer)


/s/ Reuven Avital*                              Director                               March 3, 2002
--------------------------------
Reuven Avital

/s/ John S. Christie*                           Director                               March 7, 2002
--------------------------------
John S. Christie

                                                Director
--------------------------------
Nancy E. Katz

/s/ Julius R. Krevans*                          Chairman, Director                     March 5, 2002
--------------------------------
Julius R. Krevans

/s/ Dan Manor*                                  Director                               March 6, 2002
--------------------------------
Dan Manor

/s/ Fred B. Miller*                             Director                               March 6, 2002
--------------------------------
Fred B. Miller

/s/ Michael P. Moore*                           Director                               March 6, 2002
--------------------------------
Michael P. Moore

/s/ J. Frank Whitley, Jr.*                      Director                               March 6, 2002
--------------------------------
J. Frank Whitley, Jr.



*By:     /s/ David C. Bupp
         ---------------------------
         David C. Bupp, Attorney-in-fact

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                            ------------------------


                              NEOPROBE CORPORATION

                            ------------------------



                            FORM 10-KSB ANNUAL REPORT

                           FOR THE FISCAL YEARS ENDED:

                           DECEMBER 31, 2001 AND 2000






                          ----------------------------


                              FINANCIAL STATEMENTS

                          ----------------------------





-------------------------------------------------------------------------------

                       NEOPROBE CORPORATION AND SUBSIDIARY

                          INDEX TO FINANCIAL STATEMENTS



Audited Consolidated Financial Statements of Neoprobe Corporation

         Independent Auditors' Report                                                            F-2

         Consolidated Balance Sheets as of
                  December 31, 2001 and December 31, 2000                                        F-3

         Consolidated Statements of Operations for the years ended
                  December 31, 2001 and December 31, 2000                                        F-5

         Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
                  December 31, 2001 and December 31, 2000                                        F-6

         Consolidated Statements of Cash Flows for the years ended
                  December 31, 2001 and December 31, 2000                                        F-7

         Notes to the Consolidated Financial Statements                                          F-8


Audited Financial Statements of Cardiosonix Ltd. (A Development Stage Company)

         Report of Independent Auditors                                                          F-24

         Balance Sheets as of December 31, 2001 (predecessor and successor)
                  and December 31, 2000 (predecessor)                                            F-25

         Statements of Operations for the years ended December 31, 2001
                  (predecessor and successor) and December 31, 2000
                  (predecessor), and for amounts accumulated during the
                  development stage                                                              F-27

         Statements of Shareholders' Equity for the years ended December 31,
                  2001 (predecessor and successor) and December 31, 2000
                  (predecessor), and for amounts accumulated during the
                  development stage                                                              F-28

         Statements of Cash Flows for the years ended December 31, 2001
                  (predecessor and successor) and December 31, 2000
                  (predecessor), and for amounts accumulated during the
                  development stage                                                              F-29

         Notes to the Financial Statements                                                       F-30


Pro Forma Condensed Consolidated Financial Statements (Unaudited)

         Pro Forma Condensed Consolidated Statement of Operations                                F-41

         Notes to the Pro Forma Condensed Consolidated Financial Statements                      F-42

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Neoprobe Corporation

We have audited the accompanying consolidated balance sheets of Neoprobe Corporation and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neoprobe Corporation and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9(b) to the financial statements, effective July 1, 2001, Neoprobe Corporation adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and certain provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as required for intangible assets resulting from business combinations consummated after June 30, 2001.


/s/     KPMG LLP



Columbus, Ohio
March 5, 2002

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2000


              ASSETS                                                             2001                  2000
                                                                          -------------------    ------------------
              Current assets:
                  Cash and cash equivalents                                      $ 4,287,101           $ 4,643,347
                  Accounts receivable, net                                           561,129               365,061
                  Inventory, net                                                   1,430,908               941,120
                  Prepaid expenses and other                                         268,445               232,416
                                                                          -------------------    ------------------

                       Total current assets                                        6,547,583             6,181,944
                                                                          -------------------    ------------------

              Property and equipment                                               2,171,788             2,039,187
                  Less accumulated depreciation and amortization                   1,502,676             1,174,167
                                                                          -------------------    ------------------

                                                                                     669,112               865,020
                                                                          -------------------    ------------------

              Patents                                                              3,183,639               622,856
              Non-compete agreements                                                 603,880                     -
              Acquired technology                                                    245,131                     -
                                                                          -------------------    ------------------
                                                                                   4,032,650               622,856
                  Less accumulated amortization                                      122,697                98,821
                                                                          -------------------    ------------------

                                                                                   3,909,953               524,035
                                                                          -------------------    ------------------

               Other assets                                                          202,258                 1,816
                                                                          -------------------    ------------------

                       Total assets                                             $ 11,328,906           $ 7,572,815
                                                                          ===================    ==================


CONTINUED

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS, CONTINUED


       LIABILITIES AND STOCKHOLDERS' EQUITY                                            2001                   2000
                                                                                -------------------    -------------------
       Current liabilities:
          Notes payable to finance company                                             $   161,865            $   105,332
          Capital lease obligation, current                                                 12,914                 11,359
          Accrued liabilities                                                            1,011,495                725,674
          Accounts payable                                                                 489,688                731,985
          Deferred license revenue, current                                                800,000                800,000
                                                                                -------------------    -------------------

                 Total current liabilities                                               2,475,962              2,374,350
                                                                                -------------------    -------------------

       Capital lease obligation                                                             20,011                 32,926
       Deferred license revenue                                                          1,400,000              2,200,000
       Contingent consideration for acquisition                                            453,602                      -
       Other liabilities                                                                    75,493                      -
                                                                                -------------------    -------------------

                  Total liabilities                                                      4,425,068              4,607,276
                                                                                -------------------    -------------------

       Commitments and contingencies                                                             -                      -

       Stockholders' equity:
          Preferred stock; $.001 par value; 5,000,000 shares
            authorized at December 31, 2001 and 2000; none issued and
            outstanding (500,000 shares designated as Series A, $.001 par
            value, at December 31, 2001 and 2000; none outstanding)                              -                      -
          Common stock; $.001 par value; 50,000,000 shares
            authorized;  36,449,067 shares issued and
            outstanding at December 31, 2001; 26,264,103
            shares issued and outstanding at December 31, 2000                              36,449                 26,264
          Additional paid-in capital                                                   124,581,800            120,668,639
          Accumulated deficit                                                        (117,714,411)          (117,729,364)
                                                                                -------------------    -------------------

                 Total stockholders' equity                                              6,903,838              2,965,539
                                                                                -------------------    -------------------

                     Total liabilities and stockholders' equity                       $ 11,328,906           $  7,572,815
                                                                                ===================    ===================


           See accompanying notes to consolidated financial statements

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                      YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------------
                                                                                    2001                    2000
                                                                             --------------------     ------------------
      Revenues:
         Net sales                                                                    $6,758,895             $8,835,185
         License revenue                                                                 825,000                875,000
                                                                             --------------------     ------------------
             Total revenues                                                            7,583,895              9,710,185
                                                                             --------------------     ------------------

      Cost of goods sold                                                               4,385,632              4,990,014
                                                                             --------------------     ------------------

      Gross profit                                                                     3,198,263              4,720,171
                                                                             --------------------     ------------------

      Operating expenses:
         Research and development                                                        344,675                472,730
         Selling, general and administrative                                           2,321,115              2,911,159
         Acquired in-process research and development                                    884,678                      -
                                                                             --------------------     ------------------
             Total operating expenses                                                  3,550,468              3,383,889
                                                                             --------------------     ------------------

      (Loss) income from operations                                                    (352,205)              1,336,282
                                                                             --------------------     ------------------

      Other income (expense):
         Interest income                                                                 127,657                205,964
         Interest expense                                                               (11,100)               (24,880)
         Other                                                                           253,217                322,871
                                                                             --------------------     ------------------
             Total other income                                                          369,774                503,955
                                                                             --------------------     ------------------

      Net income before income taxes                                                      17,569              1,840,237

      Provision for income taxes                                                           2,616                    331
                                                                             --------------------     ------------------

      Net income                                                                          14,953              1,839,906
                                                                             --------------------     ------------------

      Loss on retirement of preferred stock                                                    -                764,668
                                                                             --------------------     ------------------

      Income attributable to common stockholders                                       $  14,953             $1,075,238
                                                                             ====================     ==================

      Income per common share:
        Basic                                                                           $   0.00               $   0.04
        Diluted                                                                         $   0.00               $   0.04

      Weighted average shares outstanding:
        Basic                                                                         25,899,499             25,710,127
        Diluted                                                                       26,047,485             26,440,363


           See accompanying notes to consolidated financial statements

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                    Common Stock                Additional
                                           -------------------------------       Paid-in           Accumulated
                                              Shares            Amount           Capital             Deficit            Total
                                           --------------    -------------    ---------------    ----------------    -------------
Balance, December 31, 1999                    23,046,644         $ 23,047       $119,407,204      $(119,569,270)       $(139,019)

Exercise of employee stock options
  at $1.25 to $1.50 per share                     24,133               24             33,884                   -           33,908
Issued to 401(k) plan at $0.79                    23,326               23             18,290                   -           18,313
Issued restricted stock to officers              170,000              170                  -                   -              170
Issued common stock in redemption
  of  redeemable convertible preferred
  stock and warrants, net of costs             3,000,000            3,000          1,209,261                   -        1,212,261
Net income                                             -                -                  -           1,839,906        1,839,906
                                           --------------    -------------    ---------------    ----------------    -------------

Balance, December 31, 2000                    26,264,103           26,264        120,668,639       (117,729,364)        2,965,539

Exercise of employee stock options
  at $0.50 per share                               1,667                2                832                   -              834
Issued to 401(k) plan at $0.68                    19,122               19             13,006                   -           13,025
Issued warrants to investor relations                  -                -              1,311                   -            1,311
  firm
Issued as commitment fee in connection
  with equity line, net of costs                 449,438              449           (45,315)                   -         (44,866)
Issued in connection with acquisition,
  net of costs                                 9,714,737            9,715          3,943,327                   -        3,953,042
Net income                                             -                -                  -              14,953           14,953
                                           --------------    -------------    ---------------    ----------------    -------------

Balance, December 31, 2001                    36,449,067         $ 36,449       $124,581,800      $(117,714,411)      $ 6,903,838
                                           ==============    =============    ===============    ================    =============


          See accompanying notes to consolidated financial statements.

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                ---------------------------------------
                                                                                      2001                 2000
                                                                                -----------------    ------------------
        Cash flows from operating activities:
            Net income                                                                 $  14,953           $ 1,839,906
            Adjustments to reconcile net income to net cash (used in)
            provided by operating activities:
               Depreciation of property and equipment                                    399,241               358,843
               Amortization of intangible assets                                          23,876                33,656
               Provision for bad debts                                                    13,313                 1,670
               Net loss on disposal and abandonment of assets                             83,192               201,088
               Acquired in-process research and development                              884,678                     -
               Other                                                                    (33,630)                18,313
               Change in operating assets and liabilities:
                  Accounts receivable                                                  (127,687)                86,675
                  Inventory                                                            (570,558)                38,418
                  Prepaid expenses and other assets                                        9,550               559,933
                  Accrued liabilities and other liabilities                              121,905             (639,975)
                  Accounts payable                                                     (295,834)              (27,976)
                  Deferred revenue                                                     (800,000)             (800,000)
                                                                                -----------------    ------------------

             Net cash (used in) provided by operating activities                       (277,001)             1,670,551
                                                                                -----------------    ------------------

        Cash flows from investing activities:
           Proceeds from sale of investment in affiliate                                       -             1,500,000
           Purchases of property and equipment                                          (72,028)             (168,165)
           Proceeds from sales of property and equipment                                   2,175               102,516
           Patent costs                                                                 (16,985)              (32,984)
           Net cash acquired through acquisition of subsidiary                           195,426                     -
                                                                                -----------------    ------------------

           Net cash provided by investing activities                                     108,588             1,401,367
                                                                                -----------------    ------------------

        Cash flows from financing activities:
           Settlement of obligation to preferred stockholder                                   -           (2,500,000)
           Proceeds from issuance of common stock                                            834                34,078
           Payment of offering costs                                                    (44,866)              (33,275)
           Payments under line of credit                                                       -             (480,000)
           Payment of notes payable                                                    (132,442)             (169,294)
           Payments under capital leases                                                (11,359)             (162,617)
                                                                                -----------------    ------------------

           Net cash used in financing activities                                       (187,833)           (3,311,108)
                                                                                -----------------    ------------------

           Net decrease in cash and cash equivalents                                   (356,246)             (239,190)

           Cash and cash equivalents, beginning of year                                4,643,347             4,882,537
                                                                                -----------------    ------------------

           Cash and cash equivalents, end of year                                     $4,287,101            $4,643,347
                                                                                =================    ==================


          See accompanying notes to consolidated financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         a. ORGANIZATION AND NATURE OF OPERATIONS: Neoprobe Corporation (Neoprobe or the Company), a Delaware corporation, is engaged in the development and commercialization of innovative surgical and diagnostic products that enhance patient care by meeting the critical decision making needs of healthcare professionals. The Company currently manufactures a line of gamma radiation detection equipment used in the application of intraoperative lymphatic mapping (ILM). On December 31, 2001, the Company acquired Cardiosonix Ltd. (Cardiosonix, formerly Biosonix Ltd.), located in Kfar Malal, Israel. Cardiosonix is developing and commercializing a unique line of blood flow monitoring devices for a variety of diagnostic and surgical applications.

                  The Company's ILM products are marketed throughout most of the world through a distribution arrangement with Ethicon Endo-Surgery, Inc. (Ethicon), a Johnson & Johnson company. For the years ended December 31, 2001 and 2000, 96% and 100% of net sales, respectively, were made to Ethicon. The loss of this customer would have a significant adverse effect on the Company's operating results.

         b. PRINCIPLES OF CONSOLIDATION: The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary beginning December 31, 2001 (See Note 9(b).). All significant inter-company accounts were eliminated in consolidation for 2001.

         c. FAIR VALUE OF FINANCIAL INSTRUMENTS: The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

                  (1) Cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities: The carrying amounts approximate fair value because of the short maturity of these instruments.

                  (1) Notes payable to finance company: The fair value of the Company's debt is estimated by discounting the future cash flows at rates currently offered to the Company for similar debt instruments of comparable maturities by banks or finance companies. At December 31, 2001 and 2000, the carrying values of these instruments approximate fair value.

         d. CASH AND CASH EQUIVALENTS: There were no cash equivalents at December 31, 2001 or 2000. None of the cash presented in the December 31, 2001 and 2000 balance sheets is pledged or restricted in any way.

         e. INVENTORY: The components of inventory at December 31, 2001 and 2000, are as follows:

                                                                    2001                2000
                                                              ----------------    ----------------
                            Materials and component parts        $ 807,393           $ 418,087
                            Finished goods                         623,515             523,033
                                                             ----------------    ----------------
                                                               $ 1,430,908           $ 941,120
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

         f. PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets ranging from 2 to 7 years, and includes amortization related to equipment under capital leases. Maintenance and repairs are charged to expense as incurred, while renewals and improvements are capitalized. Property and equipment includes $51,000 of equipment under capital leases and accumulated amortization of $19,000 and $9,000 at December 31, 2001 and 2000, respectively. During 2001 and 2000, the Company recorded (losses) gains of $(13,000) and $49,000, respectively, on the disposal of property and equipment.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          The major classes of property and equipment are as follows:

                                                                                              2001                  2000
                                                                                      ------------------    ------------------
                            Production machinery and equipment                            $  818,047            $  823,770
                            Other machinery and equipment, primarily
                            computers and research equipment                                 790,888               628,242
                            Furniture and fixtures                                           357,131               393,517
                            Leasehold improvements                                           105,166                98,353
                            Other                                                            100,556                95,305
                                                                                  ------------------    ------------------
                                                                                         $ 2,171,788           $ 2,039,187
                                                                                  ==================    ==================

         g. INTANGIBLE ASSETS: Intangible assets consist primarily of patents and other acquired intangible assets. Intangible assets are stated at cost or at fair value as of the date acquired, less accumulated amortization. Patent costs are amortized using the straight-line method over the estimated useful lives of the patents of up to 15 to 20 years. Patent application costs are deferred pending the outcome of patent applications. Costs associated with unsuccessful patent applications and abandoned intellectual property are expensed when determined to have no recoverable value. Non-compete agreements and acquired technology are amortized using the straight-line method over their estimated useful lives of four years and seven years, respectively. The Company evaluates the potential alternative uses of all intangible assets, as well as the recoverability of the carrying values of intangible assets on a recurring basis.

                  During 2001 and 2000, the Company recorded general and administrative expenses of $70,000 and $250,000, respectively, related to the abandonment of patents and patent applications that were deemed no longer recoverable or part of the ongoing business of the Company.

         h.       REVENUE RECOGNITION

                  (1) PRODUCT SALES AND WARRANTY: The Company derives revenues primarily from sales of its hand-held gamma detection instruments. The Company recognizes sales revenue when the products are shipped and the earnings process has been completed. The Company's customers have no right to return products purchased in the ordinary course of business. Sales prices on products sold to Ethicon are subject to retroactive annual adjustment based on a fixed percentage of the actual sales prices achieved by Ethicon on sales to end customers made during each fiscal year. To the extent that the Company can reasonably estimate the end customer prices received by Ethicon, the Company records sales to Ethicon based upon these estimates. To the extent that the Company is not able to reasonably estimate end customer sales prices related to certain product sold to Ethicon, the Company records revenue related to these product sales at the minimum price provided for under its distribution agreement with Ethicon.

                           The Company recognizes revenue related to the sales of products to be used for demonstration units when products are shipped and the earnings process has been completed. The Company's distribution agreement does not permit return of demonstration units in the ordinary course of business nor does the Company have any performance obligations other than normal product warranty obligations. To the extent that the earnings process has not been completed, revenue is deferred.

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

                  (2) LICENSE REVENUE: The Company recognizes license revenue in connection with its distribution agreement with Ethicon on a straight-line basis over the five-year initial term of the agreement based on the Company's obligations to provide ongoing support for the intellectual property being

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           licensed such as patent maintenance and regulatory filings. As the license relates to intellectual property held or in-licensed by the Company, the Company incurs no significant cost associated with the recognition of this revenue.

         i. RESEARCH AND DEVELOPMENT COSTS: All costs related to research and development are expensed as incurred.

         j. INCOME TAXES: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         k. STOCK OPTION PLANS: The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock options. As such, compensation expense would be recorded on the date of grant and amortized over the period of service only if the current market price of the underlying stock exceeded the exercise price.

         l. EQUITY ISSUED TO NON-EMPLOYEES: The Company accounts for equity instruments granted to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods, or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterpart's performance is complete or the date on which it is probable that performance will occur.

         m. USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         n. COMPREHENSIVE INCOME (LOSS): The Company had no accumulated other comprehensive income (loss) activity during the years ended December 31, 2001 and 2000.

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

         p. RECLASSIFICATION: Certain prior years' amounts have been reclassified to conform with the 2001 presentation.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


2.   EARNINGS PER SHARE:

     Basic earnings per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is calculated using the weighted average number of common shares outstanding during the periods, adjusted for the effects of convertible securities, options and warrants, if dilutive.

                                                      YEAR ENDED                               YEAR ENDED
                                                  DECEMBER 31, 2001                        DECEMBER 31, 2000
                                          -----------------------------------     -------------------------------------
                                              BASIC              DILUTED               BASIC              DILUTED
                                             EARNINGS            EARNINGS            EARNINGS             EARNINGS
                                            PER SHARE           PER SHARE            PER SHARE           PER SHARE
                                          ---------------     ---------------     ----------------    -----------------
     Outstanding shares                       36,449,067          36,449,067           26,264,103           26,264,103
     Effect of weighting changes
       in outstanding shares                (10,109,568)        (10,109,568)            (183,976)            (183,976)
     Contingently issuable shares              (440,000)           (440,000)            (370,000)            (370,000)
     Stock options                                     -             147,986                    -              303,410
     Warrants                                          -                   -                    -              426,826
                                          ---------------     ---------------     ----------------    -----------------
     Adjusted shares                          25,899,499          26,047,485           25,710,127           26,440,363
                                          ===============     ===============     ================    =================

     The following table summarizes options to purchase common stock of the Company which were outstanding during the years ended December 31, 2001 and 2000, but which were not included in the computation of diluted income per share because their effect was anti-dilutive.

                                  YEAR ENDED                                               YEAR ENDED
                               DECEMBER 31, 2001                                       DECEMBER 31, 2000
               --------------------------------------------------       -------------------------------------------------
                        EXERCISE                   OPTIONS                      EXERCISE                   OPTIONS
                         PRICE                   OUTSTANDING                     PRICE                   OUTSTANDING
               ---------------------------    -------------------       -------------------------    --------------------
                       $ 0.60   -  $ 1.25                393,169                $ 1.03  -  $ 1.25                236,154
                       $ 1.50   -  $ 2.50                227,443                $ 1.50  -  $ 2.50                345,908
                       $ 3.25   -  $ 6.00                145,871                $ 3.00  -  $ 6.00                372,352
                       $13.38   -  $15.75                 47,137                $13.38  -  $17.44                121,774
                                              -------------------                                    --------------------
                                                         813,620                                               1,076,188
                                              ===================                                    ====================


3.   ACCOUNTS RECEIVABLE AND CONCENTRATIONS OF CREDIT RISK:

     Accounts receivable at December 31, 2001 and 2000, net of allowance for doubtful accounts of $39,670 and $26,357, respectively, consist of the following:

                                                    2001               2000
                                             ----------------    --------------
                           Trade                    $226,925          $      -
                           Other                     334,204           365,061
                                             ----------------    --------------
                                                    $561,129          $365,061
                                             ================    ==============

     Trade receivables consist of receivables from customers based on the sales and service of the Company's products.

     At December 31, 2001 and 2000, approximately 57% and 73%, respectively, of the Company's net accounts receivable are due from Ethicon. The Company does not believe it is exposed to significant credit risk related to Ethicon based on the overall financial strength and credit worthiness of the customer and its parent company. The Company believes that it has adequately addressed other credit risks in estimating the allowance for doubtful accounts.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     The Company estimates an allowance for doubtful accounts based on a review and assessment of specific accounts receivable. The activity in the allowance for doubtful accounts for the years ended December 31, 2001 and 2000 is as follows:

                                                                                  2001                2000
                                                                           ---------------     ---------------
        Allowance for doubtful accounts at beginning of year                      $26,357             $97,382
        Provision for bad debts                                                    13,313               1,670
        Writeoffs charged against the allowance                                         -            (72,695)
                                                                           ---------------     ---------------
        Allowance for doubtful accounts at end of year                            $39,670             $26,357
                                                                           ===============     ===============

4.   ACCRUED LIABILITIES AND ACCOUNTS PAYABLE:

     Accrued liabilities at December 31, 2001 and 2000 consist of the following:

                                                                    2001                 2000
                                                              -----------------     ----------------
             Contracted services and other                           $ 494,416            $ 263,393
             Compensation                                              306,216              219,815
             Unearned extended warranty revenue                        109,841                1,875
             Warranty reserve                                           90,000              120,000
             Inventory purchases                                        11,022              120,591
                                                              -----------------     ----------------
                                                                    $1,011,495            $ 725,674
                                                              =================     ================

     Accounts payable at December 31, 2001 and 2000 consist of the following:

                                                                    2001                 2000
                                                              -----------------     ----------------
                    Trade                                             $359,608            $ 676,610
                    Other                                              130,080               55,375
                                                              -----------------     ----------------
                                                                      $489,688            $ 731,985
                                                              =================     ================

5.   LINE OF CREDIT:

     During January 2001, the Company executed a revolving line of credit with a bank that provided the Company with access to up to $1.5 million to finance general working capital needs, subject to certain terms and covenants. The Company terminated the line of credit on November 8, 2001. No fees were incurred to terminate the credit facility.

6.   INCOME TAXES:

     As of December 31, 2001, the Company's net deferred tax assets in the U.S. were approximately $36.7 million. Approximately $31.3 million of the deferred tax assets relate principally to net operating loss carryforwards of approximately $92.0 million available to offset future taxable income, if any, through 2021. An additional $4.4 million relates to tax credit carryforwards (principally research and development) available to reduce future income tax liability after utilization of tax loss carryforwards, if any, through 2021. The remaining $1.0 million relates to temporary differences between the carrying amount of assets and liabilities and their tax bases. Due to the uncertainty surrounding the realization of these favorable tax attributes in future tax returns, all of the net deferred tax assets have been fully offset by a valuation allowance at December 31, 2001.

     As of December 31, 2001, Cardiosonix had net deferred tax assets in Israel of approximately $675,000, primarily related to net operating loss carryforwards of approximately $1.9 million available to offset future taxable income, if any. Under current Israeli tax law, net operating loss carryforwards do not expire. Due to the uncertainty surrounding the realization of these favorable tax attributes in future tax returns, all of the net deferred tax assets have been fully offset by a valuation allowance at December 31, 2001.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     Under Sections 382 and 383 of the Internal Revenue Code (IRC) of 1986, as amended, the utilization of U.S. net operating loss and tax credit carryforwards may be limited under the change in stock ownership rules of the IRC. As a result of ownership changes as defined by Sections 382 and 383, which have occurred at various points in the Company's history, management believes utilization of the Company's net operating loss carryfowards and tax credit carryforwards may be limited under certain circumstances.

7.   EQUITY:

     a. REDEEMABLE PREFERRED STOCK: On February 16, 1999, the Company executed a purchase agreement for the private placement of 30,000 shares of 5% Series B redeemable convertible preferred stock (the Series B) and 2.9 million warrants for gross proceeds of $3 million ($2.8 million, net of certain placement costs). The Series B and related warrants had variable conversion provisions based on the market price of the Company's common stock and were subject to certain redemption provisions.

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

     b. STOCK OPTIONS: At December 31, 2001, the Company has two stock-based compensation plans. Under the Amended and Restated Stock Option and Restricted Stock Purchase Plan (the Amended Plan), and under the 1996 Stock Incentive Plan (the 1996 Plan), the Company may grant incentive stock options, nonqualified stock options, and restricted stock awards to full-time employees, and nonqualified stock options and restricted awards may be granted to consultants and agents of the Company. Total shares authorized under each plan are 2 million shares and 1.5 million shares, respectively. Under both plans, the exercise price of each option is greater than or equal to the closing market price of the Company's common stock on the day prior to the date of the grant.

          Options granted under the Amended Plan and the 1996 Plan generally vest on either a monthly basis over two to four years or on an annual basis over three years. Outstanding options under the plans, if not exercised, generally expire ten years from their date of grant or 90 days from the date of an optionee's separation from employment with the Company.

          Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, the Company's income (loss) attributable to common stockholders and income (loss) per common share would have been decreased to the pro forma amounts indicated below:

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                              2001                 2000
                                                                         ----------------     ----------------
               Income (loss) attributable to        As reported             $    14,953         $ 1,075,238
                  common stockholders               Pro forma               $ (284,867)         $   677,437

               Income (loss) per common
                 share (basic and diluted)          As reported             $      0.00         $      0.04
                                                    Pro forma               $    (0.01)         $      0.03

         The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for 2001 and 2000, respectively: average risk-free interest rates of 4.9% and 6.4%; expected average lives of three to four years for each of the years presented; no dividend rate for any year; and volatility of 148% for 2001 and 143% for 2000. The weighted average fair value of options granted in 2001 and 2000 was $0.36 and $0.43, respectively.

         A summary of the status of stock options under the Company's stock option plans as of December 31, 2001and 2000, and changes during the years ended on those dates is presented below:

                                                   2001                                 2000
                                      --------------------------------    ----------------------------------
                                                          WEIGHTED                             WEIGHTED
                                                          AVERAGE                               AVERAGE
                                                          EXERCISE                             EXERCISE
                                        OPTIONS            PRICE             OPTIONS             PRICE
                                      -------------    ---------------    --------------    ----------------
          Outstanding at
           beginning of year             1,635,273             $ 2.54         1,484,002              $ 4.16
          Granted                          715,000             $ 0.42           750,000              $ 0.52
          Forfeited                      (486,483)             $ 6.06         (574,596)              $ 4.15
          Exercised                        (1,667)             $ 0.50          (24,133)              $ 1.41
                                      -------------                       --------------

          Outstanding at
            end of year                  1,862,123             $ 0.81         1,635,273              $ 2.54
                                      =============                       ==============

          Options exercisable
            at end of year                 577,627                              624,465
                                      =============                       ==============

         On July 5, 2001, the Directors voluntarily forfeited 337,500 options, all of which were priced above $3.00 per share. Included in outstanding options as of December 31, 2001, are 100,000 options exercisable at an exercise price of $2.50 per share which vest on the meeting of certain Company achievements.

         The following table summarizes information about the Company's stock options outstanding at December 31, 2001:

                                                     OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                                     ----------------------------------------------------     ----------------------------------

                                         NUMBER             WEIGHTED          WEIGHTED            NUMBER
                                     OUTSTANDING AS          AVERAGE           AVERAGE        EXERCISABLE AS        WEIGHTED
                                           OF               REMAINING         EXERCISE              OF               AVERAGE
           RANGE OF EXERCISE          DECEMBER 31,         CONTRACTUAL          PRICE          DECEMBER 31,         EXERCISE
                 PRICES                   2001                LIFE                                 2001               PRICE
         -----------------------     ----------------    ----------------    ------------     ----------------    --------------
         $  0.41 - $  0.42                   645,000             9 years          $ 0.41                    -           $     -
         $  0.50 - $  0.75                   782,000             8 years          $ 0.55              292,003           $  0.57
         $  1.03 - $  1.50                   258,923             7 years          $ 1.31              209,424           $  1.33
         $  2.50 - $  5.63                   176,200             3 years          $ 2.67               76,200           $  2.89
                                     ----------------                                         ----------------
         $  0.41 - $  5.63                 1,862,123             8 years          $ 0.81              577,627           $  1.15
                                     ================                                         ================

     c. RESTRICTED STOCK: During 2000, the Company granted 170,000 shares of restricted common stock to officers of the Company under the 1996 Plan. During 2001 and 2000, 60,000 and 20,000 shares of

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          outstanding restricted common stock, respectively, were forfeited related to the separation of two employees.

          At December 31, 2001, the Company has 440,000 restricted shares issued and outstanding under the 1996 Plan. All of the restricted shares granted vest on a change of control of the Company as defined in the specific grant agreements. As a result, the Company has not recorded any deferred compensation due to the inability to assess the probability of the vesting event. Of the shares issued and outstanding, 75,000 also vest under certain conditions of termination separate from a change of control as defined in an officer's employment agreement with the Company (See Note 10(e).).

     d. STOCK WARRANTS: At December 31, 2001, there are 3.1 million warrants outstanding to purchase common stock of the Company. The warrants are exercisable at prices ranging from $0.74 to $5.00 per share with a weighted average exercise price per share of $0.81. Three million of the warrants expire in January 2003, 50,000 expire in February 2004, 25,000 expire in November 2005, and 25,000 expire in November 2006.

     e. COMMON STOCK RESERVED: Shares of authorized common stock have been reserved for the exercise of all options and warrants outstanding.

     f. EQUITY LINE: On November 19, 2001, the Company entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, (Fusion) pursuant to which Fusion agreed to purchase up to $10 million of the Company's common stock over a forty (40) month period following the effectiveness of a registration statement and satisfaction of other conditions.

          Subject to the limitations and termination rights described below, the Company may require Fusion to purchase up to the monthly base amount of $250,000 of the Company's common stock at a purchase price based on the market price for the Company's common stock. The obligation of Fusion to purchase each month is subject to customary conditions, all of which are outside the control of Fusion as well as the Company's right to suspend purchases as described below.

          The selling price per share is equal to the lowest of (a) the lowest sale price of our common stock on the day of submission of a purchase notice by Fusion; or (b) the average of the three lowest closing sale prices of our common stock during the 12 consecutive trading days prior to the date of submission of a purchase notice by Fusion. The selling price will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction occurring during the 15 trading days in which the closing sale price is used to compute the purchase price.

          If the closing sale price of the Company's common stock is below the floor price of $0.30, Fusion shall not have the right or obligation to purchase shares. The Company may increase or decrease the floor price, but in no case may the floor price be set below $0.20 without Fusion's consent. The Company may, at any time, suspend purchases upon one day's written notice to Fusion.

          Notwithstanding the foregoing, Fusion may not purchase shares of common stock under the stock purchase agreement if Fusion or its affiliates would beneficially own more than 4.9% of the Company's then aggregate outstanding common stock immediately after the proposed purchases, unless increased to 9.9% based on the Company's written agreement.

          Under the terms of the stock purchase agreement, Fusion received 449,438 shares of the Company's common stock representing half of the total commitment fee for the equity line. The remaining commitment shares are to be issued on a pro-rata basis if, and when, the Company draws on the equity line of credit.

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

9.   SEGMENTS AND SUBSIDIARIES INFORMATION:

     a. SEGMENTS: The Company owns or has rights to intellectual property involving two primary types of medical diagnostic products, including gamma detection instruments currently used primarily in the application of ILM, and blood flow measurement devices. Losses incurred in 2001 associated with blood flow measurement products were related to in-process research and development associated with the acquisition of Cardiosonix on December 31, 2001 (See Note 9(b).).

          The information in the following table is derived directly from the segments' internal financial reporting used for corporate management purposes. The expenses attributable to corporate activity, including amortization and interest, and other selling, general and administrative costs are not allocated to the operating segments.

           ($ AMOUNTS IN THOUSANDS)                        GAMMA           BLOOD
           2001                                          DETECTION          FLOW         UNALLOCATED         TOTAL
           ----------------------------------------- -- ------------ --- ----------- -- -------------- --- ----------
           Net sales:
             United States*                                 $ 6,538          $    -           $     -         $6,538
             International                                      221               -                 -            221
           License revenue                                      825               -                 -            825
           Research and development expenses                  (345)               -                 -          (345)
           Selling, general and administrative
               expenses                                           -               -           (2,321)        (2,321)
           Acquired in-process research and
               development                                        -           (885)                 -          (885)
           Other income                                           -               -               370            370
           Total assets, net of depreciation and
              amortization:
                   United States                              2,661               -             4,662          7,323
                   Cardiosonix Ltd.                               -          4, 006                 -          4,006
           Capital expenditures                                  18               -                54             72

           2000
           -----------------------------------------
           Net sales (United States*)                       $ 8,835          $    -           $     -         $8,835
           License revenue                                      875               -                 -            875
           Research and development expenses                  (473)               -                 -          (473)
           Selling, general and administrative
              expenses                                        (284)               -           (2,627)        (2,911)
           Other income                                           -               -               504            504
           Total assets, net of depreciation and
              amortization (United States)                    2,289               -             5,284          7,573
           Capital expenditures                                  25               -               143            168

* All sales to Ethicon are made in the U.S. Ethicon distributes the product globally through its international affiliates.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     b. SUBSIDIARY: On December 31, 2001, the Company acquired 100 percent of the outstanding common shares of Cardiosonix, an Israeli company, for $4.1 million, excluding contingent consideration. The Company accounted for the acquisition under SFAS No. 141, Business Combinations, and certain provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The results of Cardiosonix' operations have been included in the Company's consolidated results from the date of acquisition. Cardiosonix is involved in the development and commercialization of blood flow measurement technology. Cardiosonix currently has three products in the late stages of development. As a result of the acquisition, the Company has significantly expanded its portfolio with products that have near-term commercial potential.

          The aggregate purchase price included common stock valued at $3,983,042; a liability of $17,966 for payment of vested options of Cardiosonix employees; and acquisition costs of $143,320. The value of the 9,714,737 common shares issued was determined based on the average market price of the Company's common shares over the five-day period before and after the terms of the acquisition were agreed to and announced. The Company also has a contingent payment due upon the satisfaction of a certain milestone event. In accordance with SFAS No. 141, the Company has recorded the lesser of negative goodwill or the contingent liability as if it was a liability in the amount of $453,602. The 2,085,826 common shares to be issued upon satisfaction of the milestone event will be valued at the date those shares become issuable. To the extent that the contingent payment is more than the liability that is accrued at December 31, 2001, the Company will record goodwill.

          The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

                                                       DECEMBER 31,
                                                           2001
                                                   ---------------------

                 Current assets                             $   445,010
                 Property and equipment                          65,887
                 Intangible assets                            4,347,502
                 Other assets                                    50,442
                                                   ---------------------
                    Total assets acquired                     4,908,841
                                                   ---------------------
                 Current liabilities                          (235,418)
                 Contingent consideration                     (453,602)
                 Other liabilities                             (75,493)
                                                   ---------------------
                    Total liabilities assumed                 (764,513)
                                                   ---------------------
                        Net assets acquired                $  4,144,328
                                                   =====================

          Of the $4,347,502 of acquired intangible assets, $884,678 was assigned to in-process research and development assets that were expensed at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. Those write-offs are presented in acquired in-process research and development expenses in the 2001 consolidated statement of operations. The remaining $3,462,824 of acquired intangible assets have a weighted average useful life of approximately 13 years. The intangible assets that make up that amount include patents of $2,613,813 (15-year useful life), non-compete agreements of $603,880 (four-year useful life), and acquired technology of $245,131 (seven-year useful life).

          As a part of the acquisition, the Company entered into a Royalty Agreement with the three founders of Cardiosonix. Under the terms of the Royalty Agreement, which expires December 31, 2006, the Company is obligated to pay the founders an aggregate one percent royalty on the first $120 million in net revenue generated by the sale of Cardiosonix blood flow products.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


         The unaudited pro forma combined historical results, as if Cardiosonix had been acquired at the beginning of 2001 and 2000, respectively, are estimated to be:

                                                                                        2001                   2000
                                                                                        ----                   ----
             Total revenues                                                         $ 7,583,895              $ 9,710,185
             (Loss) income from continuing operations                               $  (439,623)             $   847,852
             Net (loss) income attributable to common stockholders                  $  (439,623)             $    83,184
             Earnings per common share:
               Basic                                                                $     (0.01)             $      0.00
               Diluted                                                              $     (0.01)             $      0.00
             Weighted average shares outstanding:
               Basic                                                                 35,561,004               35,328,321
               Diluted                                                               35,561,004               36,058,557

         The pro forma results include amortization of the intangible assets presented above. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each period presented, nor are they necessarily indicative of future consolidated results.

10. AGREEMENTS:

    a. SUPPLY AGREEMENTS: In December 1997, the Company entered into an exclusive supply agreement with eV Products (eV), a division of II-VI Incorporated, for the supply of certain crystals and associated electronics to be used in the manufacture of the Company's proprietary line of hand-held gamma detection instruments. The original term of the agreement expires on December 31, 2002, but may be automatically extended for an additional three years. The agreement calls for the Company to purchase increasing quantities of crystal modules each year in order to maintain exclusivity. During 2001, the Company built up its stock of crystal modules in order to take advantage of significant quantity price breaks. Total purchases under the supply agreement were $1.3 million and $782,000 for the years ended December 31, 2001 and 2000, respectively. The Company has issued purchase orders for $72,000 of crystal modules through the third quarter of 2002.

         In May 1999, the Company entered into a supply agreement with The MedTech Group, Inc. (MedTech) for the supply of BlueTip(TM) probes and related accessories. The original term of the agreement expires on December 31, 2003, but may be automatically extended for an additional three years. The agreement calls for the Company to deliver annual product forecasts to MedTech and for the Company to purchase at least 75% of forecasted product demand on a quarterly basis. Total purchases under the supply agreement were $412,000 and $418,000 for the years ended December 31, 2001 and 2000, respectively. The agreement may be terminated by the Company upon twelve months notice or in the event of failure to supply or by either party due to material breach or by insolvency of the other.

         In October 2001, the Company entered into a manufacturing and supply agreement with UMM Electronics, Inc. (UMM), a Leach Technology Group company, for the exclusive manufacture of the 14mm probe and neo2000 control unit. The original term of the agreement expires in February 2005 but will be automatically extended for additional one-year periods unless either party provides written notice of non-renewal at least six months prior to the end of the then-current term. Either party has the right to terminate the agreement at any time on six months written notice, or may immediately terminate the agreement upon a breach by the other. UMM may also terminate the agreement if the Company's orders for a given product fall below certain minimum quarterly amounts for two successive quarters. The Company made no purchases under this agreement in 2001, but has issued purchase orders for $536,000 of 14mm probes and neo2000 control units through May 2002 under the terms of this agreement.

         During 2001, the Company also terminated its previous agreement with Plexus Corporation (Plexus) for the manufacture of the 14mm probe and neo2000 control unit. As a part of the termination, the

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          Company was required to purchase $92,000 in residual raw materials that were not used by Plexus, a portion of which will be used in production at UMM. Total purchases under the agreement were $2.4 million and $3.0 million in 2001 and 2000, respectively.

     b. MARKETING AND DISTRIBUTION AGREEMENTS: The Company entered into a Distribution Agreement (the Agreement) with Ethicon effective October 1, 1999 for an initial five-year term with options to extend for two successive two-year terms. Under the Agreement, the Company manufactures and sells its current line of ILM products (the Products) exclusively to Ethicon, who distributes the Products globally. Ethicon agreed to purchase minimum quantities of the Company's Products over the first three years of the term of the Agreement and to reimburse the Company for certain research and development costs and a portion of the Company's warranty costs. Ethicon also agreed to purchase certain demonstration units at cost. The Company is obligated to continue certain product maintenance activities and to provide ongoing regulatory support for the Products.

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

          The Company has a separate Marketing Agreement with Century Medical, Inc. (CMI) for the distribution of its gamma surgery products in Japan. The Company sells products directly to CMI on the basis of a December 2001 modification of its Agreement with Ethicon.

     c. RESEARCH AND DEVELOPMENT AGREEMENTS: In 1985, the Company received $250,000 under a research and development agreement between the Company, The Ohio State University, and the Department of Development of the State of Ohio. Under the terms of the agreement, the Company was obligated to pay the State of Ohio royalties calculated as a percentage of net sales of certain products or share proceeds received from the sale or license of the technology. During the fourth quarter of 2000, the State of Ohio notified the Company it was waiving all rights to receive royalties under the agreement. Accordingly, the Company recorded a gain of $262,000 related to the waiver of such rights in its Statement of Operations for the year ended December 31, 2000.

          Cardiosonix' research and development efforts have been partially financed through grants from the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade (the OCS). In return for the OCS's participation, Cardiosonix is committed to pay royalties to the Israeli Government at a rate of 3% to 5% of the sales if its products, up to 100% of the amount of the grants received (for grants received under programs approved subsequent to January 1, 1999 - 100% plus interest at LIBOR). Cardiosonix is entitled to the grants only upon incurring research and development expenditures. Cardiosonix is not obligated to repay any amount received from OCS if the research effort is unsuccessful or if no products are sold. There are no future performance obligations related to the grants received from the OCS. However, under certain limited circumstances, the OCS may withdraw

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


          its approval of a research program or amend the terms of its approval. Upon withdrawal of approval, the grant recipient may be required to refund the grant, in whole or in part, with or without interest, as the OCS determines. Cardiosonix' total obligation for royalties, based on royalty-bearing government participation, totaled approximately $775,000 as of December 31, 2001. The Company has not yet recorded any revenues, and therefore no expenses for royalties have been recorded.

    d. OPTION AGREEMENT: During 2000, the Company executed and amended an agreement with a third party, OncoSurg, Inc. (OncoSurg, formerly NuRIGS Ltd.), that provided for an option exercisable through December 31, 2001 to license Neoprobe's radioimmunoguided surgery
          (RIGS) technology for use in the diagnosis and treatment of colorectal cancer. The option called for OncoSurg to make quarterly option payments to the Company during 2001. During the second quarter of 2001, the Company agreed to defer the option payments to allow OncoSurg to spend the funds to support the Phase I clinical trial.

          During 2001, OncoSurg completed pre-clinical testing of the antibody and received clearance from the U.S. Food & Drug Administration (FDA) to begin a Phase I clinical trial in humans. Enrollment in the Phase I trial was initiated during the third quarter of 2001. OncoSurg did not exercise its option as of December 31, 2001; however, it is the Company's understanding that the researchers conducting the trial intend to complete the Phase I trial during the second quarter of 2002.

     e. EMPLOYMENT AGREEMENTS: The Company maintains employment agreements with four officers of the Company. The employment agreements contain change in control provisions that would entitle each of the officers to two times their current annual salaries, vest outstanding restricted stock and options to purchase common stock, and continue certain benefits if there is a change in control of the Company (as defined) and their employment terminates. The maximum contingent liability to the Company under these agreements in such an event is approximately $1.5 million. The employment agreements also provide for severance, disability and death benefits.

          Cardiosonix also maintains employment agreements with three key employees. The employment agreements contain provisions that would entitle the employees to the greater of one year's salary or the amount due under Israeli law if the employee is terminated without cause. The agreements also provide for royalty payments to the
          employees (See Note   9(b).). The maximum contingent liability under
          the agreements, excluding the potential royalty, is approximately $400,000.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


11.  LEASES:

     The Company leases certain office equipment under a capital lease which expires in 2004. In December 1996, the Company entered into an operating lease agreement for office space, expiring in August 2003.

     The future minimum lease payments, net of sublease rentals, for the years ending December 31 are as follows:
                                                 CAPITAL         OPERATING
                                                  LEASE            LEASES
                                             --------------   ----------------

           2002                                  $  16,417          $ 145,724
           2003                                     16,417             83,592
           2004                                      5,472              1,236
           2005                                          -              1,030
                                             --------------   ----------------
                                                    38,306          $ 231,582
           Less amount representing interest         5,381    ================
                                             --------------
           Present value of net minimum
             lease payments                         32,925
           Less current portion                     12,914
                                             --------------
           Capital lease obligations,
             excluding current portion           $  20,011
                                             ==============

     The Company expects rental income from subleases of $132,000 and $89,000 in 2002 and 2003, respectively, based on three subleases executed in December 1998, February 1999, and April 2000. Total rental expense, net of sublease rental income, was $105,000 and $184,000 for the years ended December 31, 2001 and 2000, respectively.

12.  EMPLOYEE BENEFIT PLAN:

     The Company maintains an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions and the Company may, but is not obligated to, match a portion of the employee's contribution with the Company's common stock, up to a defined maximum. The Company accrued expenses of $25,000 and $17,000 during 2001 and 2000, respectively, related to common stock to be subsequently contributed to the plan.

13.  SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS:

     The Company paid interest aggregating $11,000 and $25,000 for the years ended December 31, 2001 and 2000, respectively. During 2000, the Company paid income taxes of $32,000, based on estimates of 2000 taxable income.

     During 2001 and 2000, the Company transferred $81,000 and $164,000, respectively, in inventory to fixed assets related to the creation of a pool of service loaner equipment. Also during 2001 and 2000, the Company prepaid $189,000 and $120,000, respectively, in insurance through the issuance of notes payable with interest rates of 5%. On December 31, 2001, the Company issued common stock to acquire the net assets of Cardiosonix (See Note 9(b).). In addition, the Company incurred capital lease obligations of $51,000 in 2000 to finance equipment.

14.  CONTINGENCIES:

     During the third quarter of 2001, the Company received a general waiver from a bank in Israel that was a creditor of the Company's previous Israeli subsidiary that is in liquidation and was deconsolidated as of December 31, 1999. As a part of the general waiver, the bank also refunded $238,000 as a partial return of a cash guarantee that the Company had previously written off as a part of deconsolidation. The cash refund was recognized in other income when it was received in the third quarter of 2001. Due to the

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     receipt of the general waiver from the primary creditor and receiver of the subsidiary, management believes it is remote that the Company will be liable for any further amounts related to the subsidiary.

     The Company is also subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position of the Company.

15. SUBSEQUENT EVENT:

    a. During January 2002, the Company has completed a license agreement with the University of California, San Diego (UCSD) for a proprietary compound that the Company believes could be used as a lymph node locating agent in ILM procedures. The license agreement is effective until the later of the expiration date of the longest-lived underlying patent or January 30, 2023. Under the terms of the license agreement, UCSD has granted the Company the exclusive rights to make, use, sell, offer for sale and import Licensed Products as defined in the agreement and to practice the defined Licensed Methods during the term of the agreement. The Company may also sublicense the Patent Rights, subject to the approval of certain sublicense terms by UCSD. In consideration for the license rights, the Company agreed to pay UCSD a license issue fee of $25,000 and license maintenance fees of $25,000 per year. The Company also agreed to pay UCSD milestone payments related to successful regulatory clearance for marketing of the Licensed Products, a royalty of five percent on Net Sales of Licensed Products subject to a $25,000 minimum annual royalty, fifty percent of all sublicense fees and fifty percent of sublicense royalties. The Company also agreed to reimburse UCSD for all patent-related costs. The Company reimbursed UCSD for $8,000 and $18,000 of patent-related costs in 2001 and 2000, respectively, under the previous option agreement which were included in selling, general and administrative expenses.

         UCSD also has the right to terminate the agreement or change the nature of the agreement to a non-exclusive agreement if the Company is determined not to have been diligent in developing and commercializing the covered products, not marketing the products within six months of receiving regulatory approval, reasonably filling market demand or obtaining all the necessary government approvals.

         Neoprobe and UCSD have completed the preclinical evaluation of the compound to support applications for the human clinical evaluation. UCSD researchers received clearance during 2001 from the U.S. FDA to commence human clinical studies in breast and melanoma. The Phase I human clinical studies of the compound are being funded by research grants. Enrollment in the Phase I studies began during the third and fourth quarters of 2001, respectively.

     b. During February 2002, the Company entered into a line of credit facility with an investment management company. The facility provides for a maximum line of credit of $2.0 million and is fully collateralized by pledged cash and investments on deposit with the investment management company. Availability under the facility is based on advance rates varying from 80% to 92% of the underlying available collateral. Outstanding amounts under the facility bear interest at LIBOR plus 175 basis points. The facility expires in February 2007.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


16.  SUPPLEMENTAL INFORMATION (UNAUDITED):


     The following summary financial data are derived from consolidated financial statements of the Company which have been audited by the Company's independent public accountants. These data are qualified in their entirety by, and should be read in conjunction with, the Company's Consolidated Financial Statements and Notes thereto included herein.

        (Amounts in thousands, except per share data)                           Years Ended December 31,
                                                     ----------------------------------------------------------------------

                                                        2001          2000           1999          1998           1997
                                                     -----------  --------------  ------------  ------------  -------------
        Statement of Operations Data:
        Net sales                                       $ 6,759        $  8,835       $ 9,246      $  5,833       $  5,128
        Gross profit                                      3,198           4,720         4,938         4,429          3,552
        Research and development expenses                   345             473         1,388        14,364         19,657
        Selling, general and administrative               2,321           2,911         8,131        11,357         11,160
           expenses
           Acquired in-process research and                 885               -             -             -              -
           development
           Losses related to subsidiaries in                  -               -           475         7,176              -
           liquidation
                                                     -----------  --------------  ------------  ------------  -------------
        (Loss) income from operations                      (352)          1,336        (5,057)      (28,468)       (27,265)

        Other income                                        370             504           883           436          4,018
                                                     -----------  --------------  ------------  ------------  -------------


        Net income (loss)                               $    15        $  1,840       $(4,174)     $(28,033)      $(23,247)
                                                     -----------  --------------  ------------  ------------  -------------
        Income (loss) attributable to common
           stockholders                                 $    15        $  1,075       $(7,895)     $(28,033)      $(23,247)
                                                     ===========  ==============  ============  ============  =============

        Income (loss) per common share:
           Basic                                        $  0.00        $   0.04       $ (0.34)     $  (1.23)       $ (1.02)
           Diluted                                      $  0.00        $   0.04       $ (0.34)     $  (1.23)       $ (1.02)

        Shares used in computing income (loss) per
        common share: (1)
          Basic                                          25,899          25,710        23,003        22,842         22,735
          Diluted                                        26,047          26,440        23,003        22,842         22,735


                                                                              As of December 31,
                                                     ----------------------------------------------------------------------

                                                        2001          2000           1999           1998          1997
                                                     -----------  --------------  ------------  ------------- -------------
        Balance Sheet Data:
        Total assets                                    $11,329        $  7,573      $ 10,323       $ 11,994      $ 41,573
        Long-term obligations                             1,949           2,233         4,314            156         2,069
        Accumulated deficit                           (117,714)       (117,729)     (119,569)      (115,395)      (87,363)

(1) Basic earnings per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is calculated using the weighted average number of common shares outstanding during the periods, adjusted for the effects of convertible securities, options and warrants, if dilutive.

REPORT OF INDEPENDENT AUDITORS TO THE BOARD OF DIRECTORS AND
SHAREHOLDERS OF CARDIOSONIX LTD. (FORMERLY BIOSONIX LTD.)
(A DEVELOPMENT STAGE COMPANY)

We have audited the accompanying balance sheets of Cardiosonix Ltd. (the "Company") (formerly Biosonix Ltd.) (a development stage company) as of December 31, 2001 (predecessor and successor) and 2000 (predecessor) and the related statements of operations, shareholders' equity and cash flows for each of the two years ended December 31, 2001 and 2000 (predecessor), for December 31, 2001 (successor) and for the period from August 16, 1998 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The cumulative statements of operations, shareholders' equity and cash flows for the period from August 16, 1998 (inception) to December 31, 2001 include amounts for the period from August 16, 1998 (inception) to December 31, 1999 which were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period August 16, 1998 through December 31, 1999, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Cardiosonix Ltd. (a development stage company) as of December 31, 2001 (predecessor and successor) and 2000 (predecessor), and the results of its operations and its cash flows for each of the years ended December 31, 2001 and 2000 (predecessor), for December 31, 2001 (successor) and for the period August 16, 1998 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ Somekh Chaikin
Certified Public Accountants (Israel)
A member of KPMG International


February 28, 2002

CARDIOSONIX LTD. (FORMERLY BIOSONIX LTD.)
 (A DEVELOPMENT STAGE COMPANY)





BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                                                        PREDECESSOR
                                                                               SUCCESSOR        -------------------------------
                                                                              DECEMBER 31       DECEMBER 31         DECEMBER 31
                                                                 NOTE            2001               2001               2000
                                                                 ----            ----               ----               ----
Assets

Current assets

Cash and cash equivalents                                                       $338,746          $338,746           $368,100
Accounts receivable and other current
 assets                                                             3            106,264           106,264             23,373
                                                                                --------          --------           --------
Total current assets                                                             445,010           445,010            391,473
                                                                                --------          --------           --------
Assets held for severance benefits                                  6             50,442            50,442             37,643

Property and equipment                                              4

Cost                                                                             112,639           112,639             97,728
Less - accumulated depreciation                                                  (46,752)          (46,752)           (26,315)
                                                                                --------          --------           --------
                                                                                  65,887            65,887             71,413
                                                                                --------          --------           --------
Intangible assets:                                                  7
Patents                                                                        2,613,813                --                 --
Non-compete agreements                                                           603,880                --                 --
Acquired technology                                                              245,131                --                 --






                                                                              ----------          --------           --------
Total assets                                                                  $4,024,163          $561,339           $500,529
                                                                              ==========          ========           ========



    The accompanying notes are an integral part of the financial statements.

CARDIOSONIX LTD. (FORMERLY BIOSONIX LTD.)
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                                           PREDECESSOR
                                                                               SUCCESSOR        -------------------------------
                                                                              DECEMBER 31       DECEMBER 31         DECEMBER 31
                                                                 NOTE            2001               2001               2000
                                                                 ----         ----------          --------           --------
Liabilities and shareholders' equity

Current liabilities

Trade payables                                                                $   53,537           $53,537            $13,053
Other accounts payable and accrued expenses                         5            181,881           181,881            153,483
                                                                              ----------          --------           --------
Total current liabilities                                                        235,418           235,418            166,536
                                                                              ----------          --------           --------

Long-term liabilities

Contingent consideration for acquisition                            7            453,602                --                 --

Liability for employee severance benefits                           6             75,493            75,493             51,911

Commitments and contingencies                                       8

Shareholders' equity                                                9

Share capital
Convertible Preferred A shares of NIS 0.1
 par value:
 105,000 shares authorized and 87,525
 issued and outstanding at December 31, 2000                                          --                --              2,138
Convertible Preferred A1 shares of NIS 0.1
 par value:
 55,000 shares authorized and 42,475
 issued and outstanding at December 31,
 2000                                                                                 --                --              1,025
Ordinary shares of NIS 0.1 par value:
 200,000 and 521,000 shares authorized at
 December 31, 2000 and 2001, respectively
 140,001 and 327,738 issued and outstanding
 at December 31, 2000 and 2001, respectively                                       8,354             8,354              3,805
Additional paid-in capital                                                     4,135,973         2,246,669          1,347,385
Unearned compensation                                                                 --                --           (46,687)
Accumulated deficit during the
 development stage                                                              (884,677)       (2,004,595)        (1,025,584)
                                                                              ----------          --------           --------
Total shareholders' equity                                                     3,259,650           250,428            282,082
                                                                              ----------          --------           --------

                                                                              $4,024,163          $561,339           $500,529
                                                                              ==========          ========           ========


    The accompanying notes are an integral part of the financial statements.

CARDIOSONIX LTD. (FORMERLY BIOSONIX LTD.)
(A DEVELOPMENT STAGE COMPANY)




STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                           SUCCESSOR             PREDECESSOR                     AMOUNTS
                                                           -----------       -----------------------------     ACCUMULATED
                                                                                      YEAR ENDED                 DURING THE
                                                           DECEMBER 31       DECEMBER 31       DECEMBER 31      DEVELOPMENT
                                              NOTE            2001              2001              2000             STAGE
                                              ----            ----              ----              ----             -----
Operating expenses:
Research and
 development costs                                          $     --        $1,027,093          $729,291         $2,326,236
Less - royalty bearing grants                                     --          (301,523)         (259,681)          (774,844)
                                                            --------          --------          --------         ----------
Research and
 development, net                                                 --           725,570           469,610          1,551,392
                                                            --------          --------          --------         ----------
Acquired in process
 research and development                        7           884,677                --                --            884,677
                                                            --------          --------          --------         ----------
General and administrative
 expenses, net                                                    --           271,518           187,971            520,830
                                                            --------          --------          --------         ----------

Operating loss                                               884,677           997,088           657,581          2,956,899
Financial income, net                                              -            18,077            25,770             67,626
                                                            --------          --------          --------         ----------
Net loss                                                    $884,677          $979,011          $631,811         $2,889,273
                                                            ========          ========          ========         ==========


    The accompanying notes are an integral part of the financial statements.

CARDIOSONIX LTD. (FORMERLY BIOSONIX LTD.)
(A DEVELOPMENT STAGE COMPANY)





STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                                                                                DEFICIT
                                                                                                              ACCUMULATED
                                     SERIES A   SERIES A1    SERIES B   ORDINARY  ADDITIONAL                 DURING THE
                                    PREFERRED   PREFERRED   PREFERRED    SHARES    PAID-IN       UNEARNED    DEVELOPMENT
                                      SHARES      SHARES      SHARES              CAPITAL (1)  COMPENSATION     STAGE       TOTAL
                                     --------   ---------   ---------   -------   ----------     ---------   ---------   ----------
Changes during the period from
 August 16 (inception) to
December 31, 1998

Ordinary shares and Preferred
 shares Series A and A1 issued in
 September and December 1998         $  1,387   $     432   $      --   $ 3,805   $  737,118     $     --    $      --   $  742,742
 Net loss                                  --          --          --        --           --           --     (107,985)    (107,985)
                                     --------   ---------   ---------   -------   ----------     ---------   ---------   ----------

Balances as of December 31, 1998        1,387         432          --     3,805      737,118           --     (107,985)     634,757

Changes during the year 1999

Shares issuance expenses                   --          --          --        --       (6,613)           --          --       (6,613)
Employees' stock options granted           --          --          --        --       21,451       (21,451)         --           --
Net loss                                   --          --          --        --           --            --    (285,788)    (285,788)
                                     --------   ---------   ---------   -------   ----------     ---------   ---------   ----------

Balance as of December 31, 1999         1,387         432          --     3,805      751,956       (21,451)   (393,773)     342,356

Changes during the year 2000

Preferred Shares Series A and A1
 issued in January and February
 2000                                     751         593          --        --      543,148            --          --      544,492

Employees' stock options granted           --          --          --        --       37,335       (37,335)         --           --
Non-employees' stock options
 granted                                   --          --          --        --       14,946       (14,946)         --           --
Amortization of unearned
 compensation                              --          --          --        --           --        27,045          --       27,045
Net loss                                   --          --          --        --           --            --    (631,811)    (631,811)
                                     --------   ---------   ---------   -------   ----------     ---------   ---------   ----------

Balance as of December 31, 2000         2,138       1,025          --     3,805    1,347,385       (46,687) (1,025,584)     282,082

Changes during the year 2001

Preferred Shares Series B issued
 on April 2001                             --          --       1,386        --      904,825            --          --      906,211
Employees' stock options granted           --          --          --        --       82,055       (82,055)         --           --
Non-employees' stock options
 granted                                   --          --          --        --       19,039       (19,039)         --           --
Conversion of Series A, A1 and B
 Preferred shares into ordinary
 shares                                (2,138)     (1,025)     (1,386)    4,549           --            --          --           --
Amortization of unearned
 compensation                              --          --          --        --    (106,635)       147,781          --       41,146
Net loss                                   --          --          --        --           --            --    (979,011)    (979,011)
                                     --------   ---------   ---------   -------   ----------     ---------   ---------   ----------

Balance as of December 31, 2001
 (Predecessor)                             --          --          --     8,354    2,246,669            --  (2,004,595)     250,428

Purchase accounting adjustment             --          --          --        --    1,889,304            --   1,119,918    3,009,222
                                     --------   ---------   ---------   -------   ----------     ---------   ---------   ----------
Balance as of December 31, 2001      $     --   $      --   $      --   $ 8,354   $4,135,973     $      --   $(884,677)  $3,259,650
                                     ========   =========   =========   =======   ==========     =========   =========   ==========


(1) Net of issuing costs


    The accompanying notes are an integral part of the financial statements.

CARDIOSONIX LTD. (FORMERLY BIOSONIX LTD.)
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                          SUCCESSOR                     PREDECESSOR                    AMOUNTS
                                                         ------------         ------------------------------         ACCUMULATED
                                                                                        YEAR ENDED                    DURING THE
                                                         ------------         ------------------------------         DEVELOPMENT
                                                         DECEMBER 31          DECEMBER 31        DECEMBER 31            STAGE
                                                             2001                2001               2000                2000
                                                         ------------         -----------        -----------          -----------
Cash flows from operating activities
Loss for the period                                       $  (884,677)        $  (979,011)        $(631,811)        $(2,889,273)

Adjustments to reconcile loss to net cash used in operating activities

Depreciation                                                       --              20,437            17,556              46,752
Increase in accrued severance pay, net                             --              10,783             9,951              25,051
Amortization of unearned compensation                              --              41,146            27,045              68,192
Decrease (increase) in accounts receivable                         --             (82,891)           69,801            (106,264)
Increase in trade payables                                         --              40,484             6,774              53,537
Increase in other accounts payable and
  accrued expenses                                                 --              28,398            89,906             181,881
Acquired in process research and development                  884,677                  --                --             884,677
                                                          -----------         -----------         ---------         -----------
Net cash used in operating activities                              --            (920,654)         (410,778)         (1,735,447)
                                                          -----------         -----------         ---------         -----------
Cash flows from investing activities
Purchase of property and equipment                                 --             (14,911)          (22,970)           (112,639)
                                                          -----------         -----------         ---------         -----------
Net cash used in investing activities                              --             (14,911)          (22,970)           (112,639)
                                                          -----------         -----------         ---------         -----------
Cash flows from financing activities
Issuance of shares                                                 --           1,000,000           550,000           2,300,000
Share issuance expenses                                            --             (93,789)           (5,508)           (113,168)
                                                          -----------         -----------         ---------         -----------
Net cash provided by financing activities                          --             906,211           544,492           2,186,832
                                                          -----------         -----------         ---------         -----------
Increase (decrease) in cash and cash
  equivalents                                                      --             (29,354)          110,744             338,746

Cash and cash equivalents at the beginning of the
period                                                        338,746             368,100           257,356                  --
                                                          -----------         -----------         ---------         -----------
Cash and cash equivalents at the end of the period
                                                          $   338,746         $   338,746         $ 368,100         $   338,746
                                                          ===========         ===========         =========         ===========

(a)  Non-cash transactions

Purchase accounting adjustments
(see Note 7)                                              $ 3,893,899         $        --         $      --         $ 3,893,899



    The accompanying notes are an integral part of the financial statements.

CARDIOSONIX LTD. (FORMERLY BIOSONIX LTD.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS AS AT DECEMBER 31, 2001
--------------------------------------------------------------------------------


1.   GENERAL

     a. Cardiosonix Ltd. (the "Company"), formerly Biosonix Ltd., was incorporated in Israel in August 1998. The Company is engaged in the development of specialty devices for vascular blood flow diagnostics and monitoring.

     b. To date, the Company has generated no revenues from sales of its product. Due in large part to the significant research and development expenditures required to develop its product, the Company has generated losses each year since its inception.

     c. On December 31, 2001, the Company was acquired by Neoprobe Corporation ("Neoprobe"). Resulting from the acquisition, the Company became a wholly-owned subsidiary of Neoprobe (see Note 7).

     d. The Company's ability to continue its operations is dependent upon obtaining additional financing from Neoprobe.

2.   SIGNIFICANT ACCOUNTING POLICIES

     The financial statements have been prepared in accordance with generally accepted accounting principles in the Untied States ("US GAAP").

     a.   PUSH DOWN ACCOUNTING

          The acquisition (as described in Note 7) was accounted for as a purchase business combination and accordingly, purchase accounting adjustments, including intangible assets, contingent consideration for acquisition and acquired in process research and development, have been pushed down and are reflected in these financial statements subsequent to the acquisition (successor financial statements). The financial statements of the Predecessor were prepared using the Company's historical basis of accounting. The comparability of operating results for the Predecessor periods and the period subsequent to the acquisition date are affected by the purchase accounting adjustments.

     b.   USE OF ESTIMATES

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     c.   FUNCTIONAL AND REPORTING CURRENCY

          The accounting records of the Company are maintained in New Israeli Shekel ("NIS"). The Company's functional and reporting currency is the United States dollar.

          Transactions denominated in foreign currencies other than the United States dollar are translated into the reporting currency using current exchange rates. Gains and losses from the translation of foreign currency balances are recorded in the statement of operations.

     d.   CASH AND CASH EQUIVALENTS

          All highly-liquid investments with original maturities of three months or less are considered to be cash equivalents.

     e.   ASSETS HELD FOR SEVERANCE BENEFITS

          Assets held for employee severance benefits represent contributions to severance pay funds and cash surrender of life insurance policies that are recorded at their current redemption value.

     f.   PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets at the following annual rates:

                                                                                 %
                                                       ---------------------------
                  Computers and related equipment                               33
                  Office furniture and equipment                            6 - 15
                  Machinery and equipment                                       15
                  Leasehold improvements                Over the term of the lease

     g.   INTANGIBLE ASSETS

          Intangible assets consist primarily of patents, non-compete agreements and acquired technology and are stated at cost or at fair value as of the date acquired, less accumulated amortization. Patent costs are amortized using the straight-line method over the estimated useful lives of the patents of up to 15 to 20 years. Patent application costs are deferred pending the outcome of these applications. Costs associated with unsuccessful patent applications and abandoned intellectual property are expensed when determined to have no recoverable value. Non-compete agreements and acquired technology are amortized using the straight-line method over their estimated useful lives of 4 years and 7 years, respectively. The Company evaluated the potential alternative uses of all intangible assets, as well as the recoverability of the carrying values of intangible assets on a recurring basis.

     h.   IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED
          OF

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

     i.   RESEARCH AND DEVELOPMENT

          Research and development costs are charged to expenses as incurred.

     j.   ROYALTY-BEARING GRANTS

          Royalty-bearing grants from the Government of Israel for funding certain approved research projects, are recognized at the time in which the Company is entitled to such grants, on the basis of the related costs incurred.

     k.   STOCK COMPENSATION PLANS

          Employees

          The Company has adopted the Financial Accounting Standards Board's Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123") which permits entities to recognize as expense over the vesting period, the fair value on the date of grant of all stock-based awards. Alternatively, Statement 123 also allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations ("APB Opinion No. 25") and provide pro forma net income disclosure for employee stock option grants as if the fair-value based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of Statement 123.

          The Company applies the intrinsic value-based method prescribed in APB Opinion No. 25 for its stock compensation to employees. As such, the Company computes and records compensation expense for grants whose terms are fixed with respect to the number of shares and option price only if the shares' fair value on the date of grant exceeds the exercise price of the stock option.

          Non-Employees

          The Company applies the fair value-based method of accounting set forth in Statement 123 to account for stock based compensation to non-employees. Using the fair value method, the total compensation expense is computed based on the fair value of the options expected to vest on the date the options are granted to the non-employees.

     l.   CONCENTRATIONS OF CREDIT RISK

          Statement of Financial Accounting Standard No. 105, Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet risk and credit risk concentrations. The Company does not have significant off-balance-sheet risk or credit risk concentrations.

     m.   INCOME TAXES

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

3.   ACCOUNTS RECEIVABLE AND OTHER CURRENT ASSETS


                                                                                              PREDECESSOR
                                                                                                  AND
                                                                                               SUCCESSOR          PREDECESSOR
                                                                                               ---------          -----------
                                                                                               DECEMBER 31        DECEMBER 31
                                                                                                  2001                2000
                                                                                               ---------          -----------
         Government agencies, regarding tax and
          VAT refunds                                                                           $ 16,274            $ 8,636
         Prepaid expenses                                                                          6,604             14,190
         Due from the Office of the Chief Scientists ("OCS")                                      43,155                 --
         Neoprobe Corporation                                                                     17,966                 --
         Due from the Israeli Marketing Promoting Fund                                            19,565                 --
         Other receivables                                                                         2,700                547
                                                                                                --------           --------
                                                                                                $106,264           $ 23,373
                                                                                                ========           ========

4.   PROPERTY AND EQUIPMENT


                                                                                              PREDECESSOR
                                                                                                  AND
                                                                                               SUCCESSOR          PREDECESSOR
                                                                                               ---------          -----------
                                                                                               DECEMBER 31        DECEMBER 31
                                                                                                  2001                2000
                                                                                               ---------          -----------
         COST
         Computers and related equipment                                                        $ 37,336           $ 31,127
         Office furniture and equipment                                                           25,046             22,922
         Machinery and equipment                                                                  46,888             40,310
         Leasehold improvements                                                                    3,369              3,369
                                                                                                --------           --------
                                                                                                 112,639             97,728
                                                                                                --------           --------

         ACCUMULATED DEPRECIATION
         Computers and related equipment                                                          25,350             14,020
         Office furniture and equipment                                                            5,131              2,809
         Machinery and equipment                                                                  15,644              9,196
         Leasehold improvements                                                                      627                290
                                                                                                --------           --------
                                                                                                  46,752             26,315
                                                                                                --------           --------
                                                                                                $ 65,887           $ 71,413
                                                                                                ========           ========

          Depreciation expense for the years ended December 2001 and 2000 was $20,437 and $17,556, respectively.

5.   OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                                                                                              PREDECESSOR
                                                                                                  AND
                                                                                               SUCCESSOR          PREDECESSOR
                                                                                               ---------          -----------
                                                                                               DECEMBER 31        DECEMBER 31
                                                                                                  2001                2000
                                                                                               ---------          -----------
         Employee and payroll accruals                                                          $102,963           $ 86,191
         Accrued expenses                                                                         77,357             61,446
         Other accounts payable                                                                    1,561              5,846
                                                                                                --------           --------
                                                                                                $181,881           $153,483
                                                                                                ========           ========

6.   EMPLOYEE SEVERANCE BENEFITS

     Under Israeli Law, the Company is required to make severance payments to dismissed employees and to employees terminating employment under certain other circumstances. This liability is calculated based on the last salary of the existing employees multiplied by the number of years of employment for each employee respectively, in accordance with the "severance pay laws." The Company's liability for required severance payments is covered by funding into approved insurance policies and by an accrual. The value of these policies is recorded as an asset in the Company's balance sheet.

     Expenses recorded in respect of severance pay for the years ended December 31, 2001 and 2000 were $12,594 and $7,782, respectively.

7.   SHARE PURCHASE AGREEMENT

     On December 31, 2001, the Company's shareholders signed a definitive share purchase agreement with Neoprobe, for a stock for stock transaction. Pursuant to the agreement, all of the Company's shares were acquired in consideration of 9,714,737 Neoprobe shares. The agreement also provides for issuance of additional 2,085,826 shares upon the Company's compliance with certain predetermined conditions. The purchase price used in order to apply the push down accounting, as described in Note 2a, was approximately $4.1 million.

     The following table summarizes the preliminary changes made to the accounts of the Company and its results, subsequent to December 31, 2001, as a result of applying push down accounting.


                                                                                                              DECEMBER 31
                            BALANCE SHEET                                                                         2001
                                                                                                              -----------
                            Intangible assets:
                            Patents                                                                           $ 2,613,813
                            Non-compete agreements                                                                603,880
                            Acquired technology                                                                   245,131
                                                                                                              -----------
                            Total assets                                                                      $ 3,462,824
                                                                                                              ===========

                            Contingent consideration for acquisition                                          $   453,602
                                                                                                              -----------
                            Total long-term liabilities                                                           453,602

                            Additional paid in capital                                                          1,889,304
                            Accumulated deficit during the development stage                                    1,119,918
                                                                                                              -----------
                            Total shareholders' equity                                                          3,009,222
                                                                                                              -----------

                            Total liabilities and shareholders' equity                                        $ 3,462,824
                                                                                                              ===========
                            STATEMENT OF OPERATIONS

                            Acquired in process research and development                                      $   884,677
                                                                                                              ===========


     The $3,462,824 of acquired intangible assets have a weighted average useful life of approximately 13 years. The intangible assets that make up that amount include patents of $2,613,813 (15-year useful life), non-compete agreements of $603,880 (four-year useful life), and acquired technology of $245,131 (seven-year useful life). In-process research and development charges of $884,677 were expensed at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. Those write-offs are presented in acquired in-process research and development expenses in the 2001 (successor) statement of operations.

8.   COMMITMENTS AND CONTINGENCIES

     a. The Company's research and development efforts have been partially financed through grants from the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade (the "OCS"). In return for the OCS's participation, the Company is committed to pay royalties to the Israeli Government at a rate of 3% to 5% of the sales of its product, up to 100% of the amount of the grants received (for grants received under programs approved subsequent to January 1, 1999 - 100% plus interest at LIBOR). The grants are deducted from research and development expenses. Grants received in advance of the corresponding expenditures incurred are recorded as a liability. The Company is entitled to the grants only upon incurring research and development expenditures. The Company is not obligated to repay any amount received from the OCS if the research effort is unsuccessful or if no products are sold. There are no future performance obligations related to the grants received from the OCS. However, under certain limited circumstances, the OCS may withdraw its approval of a research program or amend the terms of its approval. Upon withdrawal of approval, the grant recipient may be required to refund the grant, in whole or in part, with or without interest, as the OCS determines. The Company's total obligation for royalties, based on royalty-bearing government participation totaled approximately $ 775 thousand as of December 31, 2001. The Company has not yet recorded any revenues and, therefore no expenses for royalties have been recorded.

     b.   OPERATING LEASES

          (1) The facility of the Company is leased under an operating lease, for a period of one year, commencing July 2001.

               The Company has the option to extend the lease for an additional period of two years. Rent expense for year 2001 and 2000 was $24 thousand per year.

          (2) The two cars of the Company are leased under operating leases dated January 31, 2000 and April 22, 2001, for a period of three years each. Total rent expense for the years 2001 and 2000 was approximately $11.6 thousand and $9.8 thousand respectively.

          (3) Future minimum annual operating lease payments which the Company is committed to pay under the above leases are as follows:

                                                                  DECEMBER 31
                                                                     2001
                                                   2002            $ 28,644
                                                   2003            $  3,844


     c.   ROYALTIES AGREEMENT

          According to an agreement between the Company and the three founders, the Company shall pay the founders royalties at the rate of 1% of the net revenues actually received by the Company from any third party. The total amount of royalties payable will not exceed $1.2 million. The royalties agreement expires on December 31, 2006.

9.   SHAREHOLDERS' EQUITY

     a.   SHARE CAPITAL

          (1) In September 1998 the Company signed an agreement with a group of investors (the "investment agreement"). In accordance with the agreement the amount of $1,300 thousand was invested in the share capital of the Company, in three parts as follows:


               Part 1 - An investment of $100 thousand upon signing the agreement in consideration of 10,000 preferred A shares par value NIS 0.1.

               Part 2 - An investment of $650 thousand upon reaching the first milestone provided in the agreement for the consideration of 47,003 preferred A shares and 17,997 preferred A1 shares par value NIS 0.1.

               Part 3 - An investment of $550 thousand upon reaching the second milestone provided in the agreement in consideration of 30,522 preferred A shares and 24,478 preferred A1 shares par value NIS 0.1.

               The rights attached to the shares according to the investment agreement are as follows:

               (a) Ordinary shares confer upon the holders the right to receive notice to participate and vote in general meetings of the Company and the right to receive dividends, if declared.

               (b) The Company's preferred A shares entitle the holders to all rights conferred by the ordinary shares of the Company and to liquidation preference of $10 per share plus interest of 4% per annum, in accordance with predetermined terms. The preferred shares are convertible into ordinary shares, at the holder's option or upon an IPO of the Company, on a one-for-one basis.

               (c) The Company's preferred A1 shares confer upon the holders the same rights as the preferred A shares, except for voting rights. The preferred shares are convertible into ordinary shares, at the holder's option or upon an IPO of the Company, on a one-for one basis.

               In 1998 the first milestone was reached and the first and second parts of the investment as described above were received.

               In January 2000 the second milestone was reached and the third part of the investment as stipulated in the investment agreement was received.

          (2) In 1998 and 2000, in accordance with the investment agreement, the Company issued to the holders of preferred A1 shares and preferred A shares, warrants to purchase up to 9,092 additional preferred A1 shares (and/or preferred A shares) of the Company at an exercise price of $14.81 per share for 5,062 warrants and of $18.61 per share for 4,030 warrants, exercisable until the earlier of May 31, 2001 (30 months from the date of the achievement of the first milestone) or an IPO. The holders did not exercise the warrants.

          (3) In April 2001 the Company and an investor signed an agreement (the "additional agreement") according to which the amount of $1,000 thousand was invested in the share capital of the Company in consideration for 57,737 preferred B shares. As part of the additional agreement the warrants which were granted to the holders of preferred A and A1 shares were cancelled.

          (4) On December 31, 2001, the Company's shareholders signed a stock purchase agreement with Neoprobe (see Notes 1c and 7). As a result of this agreement, all of the preferred A, A1 and B shares were converted into ordinary shares on a one-to-one basis.

     b.   STOCK OPTION PLAN

          In December 1999, the Company's Board of Directors adopted a stock option plan ("the Plan"), according to which options may be granted to employees and consultants of the Company. The options vested over a three-year period.

          A summary of the Company's option activity and its related information is as follows:


                                                             NUMBER OF        NUMBER OF                          WEIGHTED
                                                              OPTIONS          OPTIONS                            AVERAGE
                                                           OUTSTANDING TO     OUTSTANDING        EXERCISE        GRANT DATE
                                                           NON-EMPLOYEES      TO EMPLOYEES        PRICE          FAIR VALUE
                                                           -------------      ------------        -----          ----------
          Balance as of January 1, 2000                            --             3, 161           $7.00           $ 10.13
          Granted                                               1,230              4,240           $7.00           $ 12.15
          Forfeited                                                --                 --              --
                                                               ------            -------

          Balance as of December 31, 2000                       1,230              7,401

          Granted                                               1,500              8,606           $7.00           $ 12.69
          Forfeited*                                           (2,730)           (16,007)          $7.00           $ 12.10
                                                               ------            -------

          Balance as of December 31, 2001                          --                 --
                                                               ======            =======

          * As part of the stock purchase agreement with Neoprobe, all of the options which were outstanding as of the date of the agreement (6,671 options outstanding to employees and 2,730 options outstanding to non-employees) were forfeited.

          During 2001, 2000 and 1999, the Company granted options to employees below fair market value.

          The Company recognized expenses of $23,266 and $24,440 related to these options in 2001 and 2000, respectively. The Company also granted options to non-employees for services. The Company recognized $17,881 and $2,605 of expenses related to these options in 2001 and 2000, respectively.

          Pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee share options under the fair value method of that Statement. The fair value for these options was estimated at the grant date using the "minimum value" method, with the following weighted average assumptions: risk free interest rate of 6.5%, dividend yield of 0% and a weighted-average expected life of the option of 10 years.

          Pro forma information under SFAS 123:

                                                         PREDECESSOR
                                               ---------------------------------         ACCUMULATED
                                               YEAR ENDED           YEAR ENDED           DURING THE
                                               DECEMBER 31           DECEMBER 31       DEVELOPMENT STAGE
                                               -----------           -----------       -----------------
                                                  2001                  2000
         Net loss as reported                   $ 979,011             $ 631,811          $ 2,889,273
                                                =========             =========          ===========
         Pro forma net loss                     $ 984,596             $ 642,603          $ 2,905,650
                                                =========             =========          ===========

10.  TAXES ON INCOME

     a. Measurement of results for tax purpose under the Income Tax (Inflationary Adjustments) Law, 1985 ("the inflationary adjustments law"):

          Under the inflationary adjustments law, results for tax purposes are measured in real terms, in accordance with changes in the Israeli Consumer Price Index ("Israeli CPI"). The Company is taxed under this Law.

     b.   CARRYFORWARD TAX LOSSES

          Carryforward tax losses amount to approximately $1,874 thousand as of December 31, 2001, under the inflationary adjustments law. The carryforward tax losses are linked to the Israeli CPI.

     c.   TAX ASSESSMENTS

          The Company has not received tax assessment since its incorporation.

     d. The tax effect of significant items comprising the Company's deferred taxes as of December 31:

                                                               2001              2000
                                                            ---------         ---------
                    Net operating loss carryforward*        $ 675,000         $ 315,000
                    Less valuation allowance                 (675,000)         (315,000)
                                                            ----------        ----------
                    Net deferred tax assets                 $      --         $      --
                                                            ==========        ==========

                    * Calculated according to 36% tax rate which is the Company's effective tax rate.


11.  RELATED PARTIES TRANSACTIONS AND BALANCES

          Related parties are comprised of principal shareholders (10% and up of the Company's share capital) and their subsidiaries and affiliates. During the reported years, the Company's shareholders were comprised of the three founders of the Company and a number of investors. Since December 31, 2001, as a result of the share purchase agreement (see
          Note 7), the only shareholder is Neoprobe. All transactions with related parties are carried out under normal business conditions.

     a.   TRANSACTIONS

                                                                       YEAR ENDED
                                                              -------------------------------
                                                              DECEMBER 31         DECEMBER 31
                                                                  2001               2000
                                                               ----------         ----------
          Expenses:
          Salaries to the Company's founders                   $  353,905         $  278,029
          Management fee*                                      $    4,500         $   18,000


          * The management fee paid to some of the Company's investors was $1,500 per month. In April 2001, the management fee agreement was cancelled.

     b.   BALANCE OF AMOUNTS DUE TO/DUE FROM

                                                                    AS OF DECEMBER 31
                                                              -------------------------------
                                                              DECEMBER 31         DECEMBER 31
                                                                  2001               2000
                                                               ----------         ----------
          Accounts receivable - Neoprobe Corporation          $ 17, 966           $    --
          Accounts payable - the Company's founders           $       --          $40,890


12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments include cash and cash equivalents, accounts receivable, deposits, assets held for severance benefits and accounts payable. The carrying amounts of these financial instruments approximates fair value.

              PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


On December 31, 2001, Neoprobe Corporation (the Company) acquired 100 percent of the outstanding common shares of Cardiosonix Ltd. (Cardiosonix), an Israeli company, for $4.1 million, excluding contingent consideration. The Company accounted for the acquisition under Statement of Financial Accounting Standards
(SFAS) No. 141, Business Combinations, and certain provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Cardiosonix is involved in the development and commercialization of blood flow measurement technology. Cardiosonix currently has three products in the late stages of development. As a result of the acquisition, the Company has significantly expanded its portfolio with products that have near-term commercial potential.

The aggregate purchase price included common stock valued at $3,983,042; a liability of $17,966 for payment of vested options of Cardiosonix employees; and acquisition costs of $143,320. The value of the 9,714,737 common shares issued was determined based on the average market price of the Company's common shares over the five-day period before and after the terms of the acquisition were agreed to and announced. The Company also has a contingent payment due upon the satisfaction of a certain milestone event. In accordance with SFAS No. 141, the Company has recorded the lesser of negative goodwill or the contingent liability as if it was a liability in the amount of $453,602. The 2,085,826 common shares to be issued upon satisfaction of the milestone event will be valued at the market price on date the milestone event is reached and those shares become issuable. To the extent that the contingent payment is more than the liability that is accrued at December 31, 2001, the Company will record goodwill.

The unaudited Pro Forma Statement of Operations for the year ended December 31, 2001 gives effect to the acquisition of Cardiosonix as if it had occurred on January 1, 2001. The Pro Forma Statement of Operations is based on historical results of operations of the Company and Cardiosonix for the year ended December 31, 2001, adjusted to reflect amortization of acquired intangible assets. The Pro Forma Statement of Operations and accompanying notes (the Pro Forma Financial Information) should be read in conjunction with and are qualified by the historical financial statements of the Company and Cardiosonix and the notes thereto.

The Pro Forma Financial Information is intended for informational purposes only and is not necessarily indicative of the future results of operations of the consolidated Company after the acquisition of Cardiosonix, or of the results of operations of the consolidated Company that would have actually occurred had the acquisition of Cardiosonix been effective on January 1, 2001.

NEOPROBE CORPORATION AND SUBSIDIARY
UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2001
--------------------------------------------------------------------------------


                                                              HISTORICAL
                                                        -------------------------------
                                                         NEOPROBE           CARDIOSONIX        PRO FORMA           PRO FORMA
                                                        CORPORATION             LTD.          ADJUSTMENTS          COMBINED
                                                        -----------          ---------         ----------          -----------
Revenues:
   Net Sales                                            $ 6,758,895          $      --         $       --          $ 6,758,895
   License revenue                                          825,000                 --                 --              825,000
                                                        -----------          ---------         ----------          -----------
      Total revenues                                      7,583,895                 --                 --            7,583,895
                                                        -----------          ---------         ----------          -----------

Cost of goods sold                                        4,385,632                 --                 --            4,385,632
                                                        -----------          ---------         ----------          -----------

Gross margin                                              3,198,263                 --                 --            3,198,263
                                                        -----------          ---------         ----------          -----------

Operating expenses:
   Research and development, net                            344,675            725,570                 --            1,070,245
   Selling, general and administrative                    2,321,115            271,518            360,243(A)         2,952,876
   Acquired in-process research and development             884,678                 --           (884,678)(B)               --
                                                        -----------          ---------         ----------          -----------
      Total operating expenses                            3,550,468            997,088           (524,435)           4,023,121
                                                        -----------          ---------         ----------          -----------

Loss from operations                                       (352,205)          (997,088)           524,435             (824,858)
Other income, net                                           369,774             18,077                 --              387,851
                                                        -----------          ---------         ----------          -----------

Net income (loss) before income taxes                        17,569           (979,011)           524,435             (437,007)

Provision for income taxes                                    2,616                 --                 --                2,616
                                                        -----------          ---------         ----------          -----------

Net income (loss)                                       $    14,953          $(979,011)        $  524,435          $  (439,623)
                                                        ===========          =========         ==========          ===========

Net income (loss) per common share:
   Basic                                                $      0.00                                                $     (0.01)
   Diluted                                              $      0.00                                                $     (0.01)
Weighted average shares outstanding:
   Basic                                                 25,899,499                             9,661,505           35,561,004
   Diluted                                               26,047,485                             9,513,519           35,561,004


    See accompanying notes to the pro forma condensed consolidated financial statements.

       NOTES TO THE PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



A. To reflect the increase in selling, general and administrative expenses due to the amortization of intangible assets resulting from the acquisition of Cardiosonix on a straight-line basis over periods of four to fifteen years.

B. To reflect the exclusion of acquired in-process research and development resulting from the acquisition of Cardiosonix.

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                              NEOPROBE CORPORATION



                            FORM 10-KSB ANNUAL REPORT
                           FOR THE FISCAL YEAR ENDED:
                                DECEMBER 31, 2001



                                    EXHIBITS

                                  EXHIBIT INDEX

                                                                                       NUMBER OF
                                                                                       PAGES IN
                                                                                       ORIGINAL
Exhibit Number                              DESCRIPTION                                DOCUMENT

     3.1.         Complete Restated Certificate of Incorporation of Neoprobe              11
                  Corporation, as corrected February 18, 1994 and as amended
                  June 27, 1994, July 25, 1995, June 3, 1996, March 17, 1999,
                  and May 9, 2000.

     3.2.         Amended and Restated By - Laws dated July 21, 1993, as amended          15
                  July 18, 1995 and May 30, 1996.

     3.3.         Certificate of Elimination of Neoprobe Corporation filed on             1
                  May 9, 2000 with the Secretary of State of the State of
                  Delaware.

     4.1.         See Articles FOUR, FIVE, SIX and SEVEN of the Restated                  25
                  Certificate of Incorporation of the Company (see Exhibit 3.1).

     4.2.         See Articles II and VI and Section 2 of Article III and                 13
                  Section 4 of Article VII of the Amended and Restated By - Laws
                  of the Company (see Exhibit 3.2).

     4.3.         Rights Agreement dated as of July 18, 1995 between the Company          47
                  and Continental Stock Transfer & Trust Company.

     4.4.         Amendment Number 1 to the Rights Agreement between the Company          3
                  and Continental Stock Transfer & Trust Company dated February
                  16, 1999.

   10.1.25.       Rights Agreement between the Company and Continental Stock              47
                  Transfer & Trust Company dated as of July 18, 1995 (see
                  Exhibit 4.3).

   10.1.31.       Amendment Number 1 to the Rights Agreement between the Company          3
                  and Continental Stock Transfer & Trust Company dated February
                  16, 1999 (see Exhibit 4.4).

   10.1.39.       Settlement Agreement among the Company, The Aries Master Fund,          5
                  The Aries Domestic Fund, L.P., Paramount Capital, Inc., and
                  Paramount Capital Asset Management, Inc. dated January 20,
                  2000.

----------
 + The Company will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Company's most recent Annual Meeting of Stockholders upon the payment of a fee of fifty cents ($.50) a page.

   10.1.41.       Common Stock Purchase Agreement between the Company and Fusion
                  Capital II, LLC dated November 19, 2001.                                23

   10.2.26.       Amended and Restated Stock Option and Restricted Stock                  11
                  Purchase Plan dated March 3, 1994.

   10.2.35.       Restricted Stock Purchase Agreement dated June 5, 1996 between
                  the Company and David C. Bupp.                                          4


   10.2.37.       1996 Stock Incentive Plan dated January 18, 1996 as amended
                  March 13, 1997.                                                         21


   10.2.45.       Restricted Stock Purchase Agreement between the Company and
                  David C. Bupp dated May 20, 1998.                                       3


   10.2.48.       Restricted Stock Agreement dated October 23, 1998 between the
                  Company and Brent L. Larson.                                            4


   10.2.50.       Restricted Stock Agreement dated April 30, 1999 between
                  the Company and David C. Bupp. This Agreement is one of
                  three substantially identical agreements and is
                  accompanied by a schedule identifying the other
                  agreements omitted and setting forth the material
                  details in which such agreements differ from the one
                  that is filed herewith.                                                 5

   10.2.54.       Restricted Stock Agreement dated March 22, 2000 between the             4
                  Company and David C. Bupp. This Agreement is one of three
                  substantially identical agreements and is accompanied by a schedule identifying the other agreements omitted and setting forth the material details in which such agreements differ from the one that is filed herewith.

   10.2.55.       Agreement, Release and Waiver between the Company and Matthew           6
                  F. Bowman dated March 31, 2000.

   10.2.59.       Employment Agreement between the Company and David C. Bupp              8
                  Dated July 1, 2001.

   10.2.60.       Employment Agreement between the Company and Carl M. Bosch              7
                  dated October 1, 2001.  This Agreement is one of three
                  substantially identical agreements and is accompanied by a schedule identifying the other agreements omitted and setting forth the material details

----------
 + The Company will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Company's most recent Annual Meeting of Stockholders upon the payment of a fee of fifty cents ($.50) a page.

                  in which such agreements differ from the one that is filed herewith.

    10.2.61       Employment Agreement between Cardiosonix Ltd. (formerly                 15
                  Biosonix Ltd.) and Dan Manor dated January 1, 2002.*

    10.3.1.       Technology Transfer Agreement dated July 29, 1992 between the           15
                  Company and The Dow Chemical Corporation (portions of this
                  Exhibit have been omitted pursuant to a request for
                  confidential treatment and have been filed separately with the
                  Commission).

   10.3.31.       Cooperative Research and Development Agreement between Company          67
                  and National Cancer Institute.

   10.3.45.       License dated May 1, 1996 between Company and The Dow Chemical          9
                  Company.

   10.3.46.       License Agreement dated May 1, 1996 between Company and The             27
                  Dow Chemical Company (portions of this Exhibit have been
                  omitted pursuant to a request for confidential treatment and have been filed separately with the Commission).

   10.3.47.       License and Option Agreement between the Company and Cira               32
                  Technologies, Inc. dated April 1, 1998.

   10.3.48.       Restated Subscription and Option Agreement between the                  12
                  Company, Cira Technologies, Inc., Richard G. Olsen, John L.
                  Ridihalgh, Richard McMorrow, James R. Blakeslee, Mueller &
                  Smith, Ltd., Pierre Triozzi and Gregory Noll, dated April 17,
                  1998.

   10.3.49.       Restated Stockholders Agreement with the Company, Cira                  5
                  Technologies, Inc., Richard G. Olsen, John L. Ridihalgh,
                  Richard McMorrow, James R. Blakeslee, Mueller & Smith, Ltd.,
                  Pierre L. Triozzi and Gregory Noll, dated April 17, 1998.

   10.3.50.       Share Purchase Agreement between the Company and Biomedical             12
                  Investments (1997) Ltd. dated January 19, 2000.

   10.3.51.       Option Agreement between the Company and Reico Ltd. dated               9
                  February 1, 2000.

   10.3.52.       Participation Agreement between the Company and Cira, LLC               5
                  dated November 30, 2000.

   10.4.32.       Supply Agreement between the Company and eV Products dated              17
                  December 8, 1997 (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission).

----------
 + The Company will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Company's most recent Annual Meeting of Stockholders upon the payment of a fee of fifty cents ($.50) a page.

   10.4.39.       Distribution Agreement between the Company and Ethicon                  48
                  Endo-Surgery, Inc. dated October 1, 1999 (portions of this
                  Exhibit have been omitted pursuant to a request for
                  confidential treatment and have been filed separately with the
                  Commission).

   10.4.45.       Manufacturing and Supply Agreement between the Company and              22
                  Plexus Corporation dated March 30, 2000 (portions of this
                  Exhibit have been omitted pursuant to a request for
                  confidential treatment and have been filed separately with the
                  Commission).

   10.4.46.       Revolving Credit Loan Agreement between the Company and                 38
                  Firstar Bank, N.A. dated January 26, 2001.

   10.4.47.       Revolving Credit Loan Note between the Company and Firstar              2
                  Bank, N.A. dated January 26, 2001.

   10.4.48.       Continuing Security Agreement between the Company and Firstar           17
                  Bank, N.A. dated January 26, 2001.

   10.4.49.       Product Supply Agreement between the Company and UMM                    20
                  Electronics, Inc., dated October 25, 2001 (portions of this
                  Exhibit have been omitted pursuant to a request for
                  confidential treatment and have been filed separately with the
                  Commission).

     21.1.        Subsidiaries of the Company                                             1

     23.1.        Consent of KPMG LLP                                                     1

     23.2.        Consent of Somekh Chaikin                                               1

     24.1.        Powers of Attorney                                                      9

     24.2.        Certified resolution of the Company's Board of Directors                1
                  authorizing officers and directors signing on behalf of the
                  Company to sign pursuant to a power of attorney.

----------
 + The Company will furnish a copy of any exhibit to a beneficial owner of its securities or to any person from whom a proxy was solicited in connection with the Company's most recent Annual Meeting of Stockholders upon the payment of a fee of fifty cents ($.50) a page.