Form 10QSB
period 2002-03-31
NEOPROBE CORP
filed 2002-05-15
CIK 810509

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2002

                                       OR

| |   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

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

                                  614.793.7500
                           (Issuer's telephone number)

          36,450,067 SHARES OF COMMON STOCK, PAR VALUE $.001 PER SHARE
             (Number of shares of issuer's common equity outstanding
                 as of the close of business on April 26, 2002)

Transitional Small Business Disclosure Format (check one) Yes | | No |X|

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS                                                   MARCH 31,   DECEMBER 31,
                                                           2002         2001
                                                        (UNAUDITED)
                                                        ----------   -----------
Current assets:
    Cash and cash equivalents                           $1,206,739   $ 4,287,101
    Available-for-sale securities                        2,473,870            --
    Accounts receivable, net                               186,006       561,129
    Inventory                                            1,323,490     1,430,908
    Prepaid expenses and other                             166,787       268,445
                                                        ----------   -----------

           Total current assets                          5,356,892     6,547,583
                                                        ----------   -----------

Property and equipment                                   2,212,178     2,171,788
    Less accumulated depreciation and amortization       1,606,895     1,502,676
                                                        ----------   -----------

                                                           605,283       669,112
                                                        ----------   -----------

Patents and trademarks                                   3,187,510     3,183,639
Non-compete agreements                                     603,880       603,880
Acquired technology                                        245,131       245,131
                                                        ----------   -----------
                                                         4,036,521     4,032,650
    Less accumulated amortization                          267,386       122,697
                                                        ----------   -----------

                                                         3,769,135     3,909,953
                                                        ----------   -----------

Other assets                                               211,041       202,258
                                                        ----------   -----------

           Total assets                                 $9,942,351   $11,328,906
                                                        ==========   ===========

CONTINUED

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS, CONTINUED

LIABILITIES AND STOCKHOLDERS' EQUITY                                              MARCH 31,       DECEMBER 31,
                                                                                    2002              2001
                                                                                 (UNAUDITED)
                                                                                -------------    -------------
Current liabilities:
   Notes payable to finance company                                             $      95,325    $     161,865
   Capital lease obligations, current                                                  13,335           12,914
   Accrued liabilities                                                                907,661        1,011,495
   Accounts payable                                                                   286,209          489,688
   Deferred license revenue, current                                                  800,000          800,000
                                                                                -------------    -------------

          Total current liabilities                                                 2,102,530        2,475,962
                                                                                -------------    -------------

 Capital lease obligations                                                             16,515           20,011
 Deferred license revenue                                                           1,200,000        1,400,000
 Contingent consideration for acquisition                                             429,776          453,602
 Other liabilities                                                                    130,644           75,493
                                                                                -------------    -------------

          Total liabilities                                                         3,879,465        4,425,068
                                                                                -------------    -------------

Commitments and contingencies                                                              --               --

Stockholders' equity:
   Preferred stock; $.001 par value; 5,000,000 shares
     authorized at March 31, 2002 and December 31, 2001;
     none issued and outstanding (500,000 shares designated
     as Series A, $.001 par value, at March 31, 2002 and
     and December 31, 2001; none outstanding)                                              --               --
   Common stock; $.001 par value; 50,000,000 shares
     authorized; 36,449,067 shares issued and
     outstanding at March 31, 2002; and at
     December 31, 2001                                                                 36,449           36,449
   Additional paid-in capital                                                     124,592,341      124,581,800
   Accumulated deficit                                                           (118,559,536)    (117,714,411)
   Unrealized loss on available-for-sale securities                                    (6,368)              --
                                                                                -------------    -------------

          Total stockholders' equity                                                6,062,886        6,903,838
                                                                                -------------    -------------

              Total liabilities and stockholders' equity                        $   9,942,351    $  11,328,906
                                                                                =============    =============

               See accompanying notes to the financial statements

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------
Revenues:
  Net sales                                        $    735,304    $  1,395,669
  License revenue and other                             325,000         350,000
                                                   ------------    ------------
     Total revenues                                   1,060,304       1,745,669
                                                   ------------    ------------

Cost of goods sold                                      493,510         948,830
                                                   ------------    ------------

Gross profit                                            566,794         796,839
                                                   ------------    ------------

Operating expenses:
  Research and development                              539,756         199,791
  Selling, general and administrative                   874,807         570,109
                                                   ------------    ------------
     Total operating expenses                         1,414,563         769,900
                                                   ------------    ------------

(Loss) income from operations                          (847,769)         26,939
                                                   ------------    ------------

Other income (expense):
  Interest income                                        16,952          50,155
  Interest expense                                       (2,835)         (3,134)
  Other                                                 (11,473)          7,128
                                                   ------------    ------------
     Total other income                                   2,644          54,149
                                                   ------------    ------------

Net (loss) income                                  $   (845,125)   $     81,088
                                                   ============    ============

(Loss) income per common share:
  Basic                                            $      (0.02)   $         --
  Diluted                                          $      (0.02)   $         --

Weighted average shares outstanding:
  Basic                                              36,009,067      25,894,955
  Diluted                                            36,009,067      26,086,569

               See accompanying notes to the financial statements

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------
Cash flows from operating activities:

  Net (loss) income                                $   (845,125)   $     81,088
  Adjustments to reconcile net (loss) income to
  net cash used in operating activities:
    Depreciation and amortization                       248,912         103,131
    Change in operating assets and liabilities:
      Accounts receivable                               393,089        (123,556)
      Inventory                                         100,229        (409,228)
      Accounts payable                                 (207,356)       (381,975)
      Deferred license revenue                         (200,000)       (200,000)
      Other assets and liabilities                       50,316         114,103
                                                   ------------    ------------

      Net cash used in operating activities            (459,935)       (816,437)
                                                   ------------    ------------

Cash flows from investing activities:

   Purchases of available-for-sale securities        (2,491,361)             --
   Purchases of property and equipment                  (29,328)        (12,551)
   Proceeds from sales of property and equipment             --             925
   Patent and trademark costs                            (3,871)         (8,842)
   Subsidiary acquisition costs                         (23,826)             --
                                                   ------------    ------------

      Net cash used in investing activities          (2,548,386)        (20,468)
                                                   ------------    ------------

Cash flows from financing activities:

   Proceeds from issuance of common stock, net               --             834
   Payment of offering costs                             (2,426)             --
   Payment of notes payable                             (66,540)        (44,568)
   Payments under capital leases                         (3,075)         (2,704)
                                                   ------------    ------------

      Net cash used in financing activities             (72,041)        (46,438)
                                                   ------------    ------------

      Net decrease in cash and cash equivalents      (3,080,362)       (883,343)

Cash and cash equivalents, beginning of period        4,287,101       4,643,347
                                                   ------------    ------------

Cash and cash equivalents, end of period           $  1,206,739    $  3,760,004
                                                   ============    ============

               See accompanying notes to the financial statements

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The information presented for March 31, 2002 and 2001, and for the periods then ended is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Neoprobe Corporation (Neoprobe, we or the Company) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results for the interim period are not necessarily indicative of results to be expected for the year. The financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001, which were included as part of the Company's Annual Report on Form 10-KSB. Certain 2001 amounts have been reclassified to conform with the 2002 presentation (see Note 10).

      The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Cardiosonix Ltd. (Cardiosonix) beginning December 31, 2001 (see Note 10). All significant inter-company accounts were eliminated in consolidation.

2.    COMPREHENSIVE INCOME (LOSS)

      Due to the Company's net operating loss position, there are no income tax effects on comprehensive income (loss) components for the three months ended March 31, 2002.

                                                       THREE MONTHS
                                                          ENDED
                                                      MARCH 31, 2002
                                                      --------------
            Net loss                                     $845,125
            Unrealized losses on securities                 6,368
                                                         --------

            Other comprehensive loss                     $851,493
                                                         ========

      The Company had no accumulated other comprehensive income (loss) activity during the three-month period ended March 31, 2001.

3.    EARNINGS PER SHARE

      Basic earnings per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is calculated using the weighted average number of common shares outstanding during the periods, adjusted for the effects of convertible securities, options and warrants, if dilutive.

                                                   THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                     MARCH 31, 2002                        MARCH 31, 2001
                                            -------------------------------        -----------------------------
                                               BASIC              DILUTED             BASIC            DILUTED
                                              EARNINGS            EARNINGS          EARNINGS           EARNINGS
                                             PER SHARE           PER SHARE          PER SHARE         PER SHARE
                                            -----------         -----------        -----------       -----------
      Outstanding shares                     36,449,067          36,449,067         26,265,770        26,265,770
      Effect of weighting changes
         in outstanding shares                       --                  --               (815)             (815)
      Contingently issuable shares             (440,000)           (440,000)          (370,000)         (370,000)
      Stock options                                  --                  --                 --           191,614
                                            -----------         -----------        -----------       -----------

      Adjusted shares                        36,009,067          36,009,067         25,894,955        26,086,569
                                            ===========         ===========        ===========       ===========

      The following table summarizes options to purchase common stock of the Company which were outstanding during the three-month period ended March 31, 2001, but which were not included in the computation of diluted income per share because their effect was anti-dilutive.

                                            THREE MONTHS ENDED
                                              MARCH 31, 2001
                                 ---------------------------------------
                                     EXERCISE                   OPTIONS
                                      PRICE                   OUTSTANDING
                                 ----------------             -----------
                                 $ 0.41 -  $ 1.25               405,972
                                 $ 1.50 -  $ 2.50               227,520
                                 $ 3.25 -  $ 6.00               269,700
                                 $13.38 -  $15.75                92,500
                                                                -------
                                                                995,692
                                                                =======

      There is no difference in basic and diluted earnings per share for the Company related to the three months ended March 31, 2002. The net loss per common share for this period excludes the number of common shares issuable upon exercise of outstanding stock options and warrants into the Company's common stock since such inclusion would be anti-dilutive.

4.    INVENTORY

      The components of inventory are as follows:

                                              MARCH 31,         DECEMBER 31,
                                                2002                2001
                                             ----------         ------------
      Materials and component parts          $  804,811          $  807,393
      Work in process                           147,572                  --
      Finished goods                            371,107             623,515
                                             ----------          ----------

                                             $1,323,490          $1,430,908
                                             ==========          ==========

5.    LINE OF CREDIT

      During February 2002, the Company entered into a line of credit facility with an investment management company. The facility provides for a maximum line of credit of $2.0 million and is fully collateralized by pledged cash and investments on deposit with the investment management company. Availability under the facility is based on advance rates varying from 80% to 92% of the underlying available collateral. Outstanding amounts under the facility bear interest at LIBOR plus 175 basis points. The facility expires in February 2007. There was no outstanding balance under the line of credit as of March 31, 2002.

6.    INCOME TAXES

      For the quarter ended March 31, 2001, the reversal of certain temporary differences related to accrued expenses and deferred revenue resulted in the generation of a loss for income tax purposes. As a result, no income tax expense is reflected in the statement of operations for the quarter ended March 31, 2001. All of the Company's net deferred tax assets have been fully offset by a valuation allowance.

7.    STOCK OPTIONS

      During the first quarter of 2002, the Board of Directors granted options to employees and certain directors of the Company to purchase 890,000 shares of common stock, exercisable at an average price of $0.42 per share, vesting over three years. As of March 31, 2002, the Company has 2.8 million options outstanding under two stock option plans. Of the outstanding options, 1.0 million options have vested as of March 31, 2002, at an average exercise price of $0.88 per share.

8.    AGREEMENTS

      During January 2002, the Company completed a license agreement with the University of California, San Diego (UCSD) for a proprietary compound that the Company believes could be used as a lymph node locating agent in intraoperative lymphatic mapping (ILM) procedures. The license agreement is effective until the later of the expiration date of the longest-lived underlying patent or January 30, 2023. Under the terms of the license agreement, UCSD has granted the Company the exclusive rights to make, use, sell, offer for sale and import Licensed Products as defined in the agreement and to practice the defined Licensed Methods during the term of the agreement. The Company may also sublicense the Patent Rights, subject to the approval of certain sublicense terms by UCSD. In consideration for the license rights, the Company agreed to pay UCSD a license issue fee of $25,000 and license maintenance fees of $25,000 per year. The Company also agreed to pay UCSD milestone payments related to successful regulatory clearance for marketing of the Licensed Products, a royalty on Net Sales of Licensed Products subject to a $25,000 minimum annual royalty, fifty percent of all sublicense fees and fifty percent of sublicense royalties. The Company also agreed to reimburse UCSD for all patent-related costs.

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

9.    SEGMENT AND SUBSIDIARY INFORMATION

      The Company owns or has rights to intellectual property involving two primary types of medical diagnostic products, including gamma detection instruments currently used primarily in the application of ILM, and blood flow measurement devices.

      The information in the following table is derived directly from the segment's internal financial reporting used for corporate management purposes. Selling, general and administrative costs, including amortization, interest and other costs that relate primarily to corporate activity, are not currently allocated to the operating segments.

      ($ AMOUNTS IN THOUSANDS)                              GAMMA           BLOOD
      THREE MONTHS ENDED MARCH 31, 2002                   DETECTION          FLOW        UNALLOCATED         TOTAL
                                                          ---------          ----        -----------         -----
      Net sales:
         United States(1)                                   $  676          $  --           $  --           $   676
         International                                          59             --              --                59
      License revenue and other                                325             --              --               325
      Research and development expenses                        283            256              --               540
      Selling, general and administrative expenses              --             --             875               875
      Income (loss) from operations(2)                         284           (256)           (875)             (848)
      Other income                                              --             --               3                 3

      THREE MONTHS ENDED MARCH 31, 2001

      Net sales:
         United States(1)                                   $1,328          $  --           $  --           $ 1,328
         International                                          68             --              --                68
      License revenue and other                                350             --              --               350
      Research and development expenses                        200             --              --               200
      Selling, general and administrative expenses              --             --             570               570
      Income (loss) from operations(2)                         597             --            (570)               27
      Other income                                              --             --              54                54

      (1) All sales to Ethicon are made in the United States. Ethicon distributes the product globally through its international affiliates.

      (2) Income (loss) from operations does not reflect the allocation of selling, general and administrative costs to the operating segments.

10.   NEW ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS 141, any business combination initiated after June 30, 2001 must be accounted for as a purchase. For purchase business combinations that are consummated after June 30, 2001, goodwill and identifiable intangibles should be recorded and amortized in accordance with SFAS 142, i.e., goodwill and intangible assets with indefinite lives are not amortized and other identified intangibles are amortized. For any purchase business combination consummated on or before June 30, 2001, the accounting under APB 16 and APB 17 still applies. Goodwill and separately identifiable intangibles should be recorded and amortized until adopting SFAS 142, which is required for fiscal years beginning after December 15, 2001. A calendar year-end company would continue to amortize goodwill and all separately identifiable intangibles through December 31, 2001. Upon adoption of SFAS 142, a company would cease amortizing goodwill and separately identifiable intangibles with indefinite lives and amortize other identifiable intangibles in accordance with the guidelines set forth in the standard. The Company adopted SFAS 141 and SFAS 142 as of December 31, 2001 related to its acquisition of Cardiosonix. The adoption of these pronouncements resulted in recording $3.5 million of acquired intangible assets with a weighted average useful life of approximately 13 years. During the first quarter of 2002, the Company recorded $90,000 in amortization expense that is included in selling, general and administrative expenses, and recorded a purchase price adjustment of $24,000 to the contingent consideration liability related to net acquisition costs in excess of initial estimates.

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

      The Company adopted the provisions of SFAS 144 for the quarter ended March 31, 2002. Management does not expect the adoption of SFAS 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. The adoption of SFAS 144 did not have a material effect on the Company's financial statements for the first quarter of 2002.

      In November 2001, the Emerging Issues Task Force of the FASB issued Topic D-103, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred. The FASB is requiring Topic D-103 be applied in financial reporting periods beginning after December 15, 2001. Topic D-103 requires companies to characterize reimbursements received for out-of-pocket expenses as revenue. The adoption of Topic D-103 requirements resulted in the reclassification of the $125,000 reimbursement by Ethicon of certain research and development charges from research and development expenses to license revenue and other for all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue for the first quarter of 2002 decreased $685,000 to $1.1 million from $1.7 million for the same period in 2001. Research and development expenses during the first quarter of 2002 were $540,000 or 38% of operating expenses for the quarter. Selling, general and administrative expenses were $875,000 or 62% of operating expenses for the quarter. Overall, operating expenses for the first quarter of 2002 increased $645,000 or 84% over the same quarter in 2001. The Company anticipates that total operating expenses for the remaining quarters of 2002 will be consistent with first quarter 2002 levels, except for research and development expenses that are expected to increase as a result of efforts to bring the first of the blood flow measurement devices to market.

Three months ended March 31, 2002 and 2001

Net Sales and Margins. Net product sales decreased $660,000 or 47% to $735,000 during the first quarter of 2002 from $1.4 million during the same period in 2001. Gross margins on product sales remained constant at 33% of net sales for the first quarter of 2002 compared to 32% of net sales for the same period in 2001. The decline in net product sales was the result of lower unit sales in the first quarter of 2002 as compared to the first quarter of 2001. The Company did not ship all of the units originally committed to be purchased by our primary marketing partner, Ethicon Endo-Surgery, Inc. (Ethicon) due to delays in the transfer of manufacturing of the Company's neo2000(R) system to a new contract manufacturer. The transfer delays, coupled with declines in demand primarily associated with the Company's BlueTip(TM) probes from Ethicon and Ethicon's overstock position, decreased revenue for the quarter below prior years and current year expectations. Neoprobe initiated the manufacturing transfer in the fourth quarter of 2001 in order to achieve cost reduction and quality improvements. As a result of the technical delays in the transfer process, Neoprobe agreed with Ethicon to spread the delivery of committed units not shipped during the first quarter over the rest of the year.

License Revenue and Other. License revenue and other in the first quarters of 2002 and 2001 included $200,000 from the pro-rata recognition of license fees related to the distribution agreement with Ethicon and $125,000 from the reimbursement by Ethicon of certain product development costs.

Research and Development Expenses. Research and development expenses increased $340,000 or 170% to $540,000 during the first quarter of 2002 from $200,000 during the same period in 2001. The increase is primarily due to the product development efforts of Cardiosonix, additional Neoprobe headcount to support Cardiosonix activities, and $55,000 in gamma detection drug development costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $305,000 or 53% to $875,000 during the first quarter of 2002 from $570,000 during the same period in 2001. The increase was primarily a result of the general and administrative costs incurred in the operation of Cardiosonix, increased professional services incurred by the Company related to Cardiosonix, the transfer of manufacturing of certain components of the neo2000 gamma detection system to a new contract manufacturer, and $45,000 in impairment of intellectual property that the Company did not believe had ongoing value to the business.

Other Income. Other income decreased $52,000 or 95% to $3,000 during the first quarter of 2002 from $54,000 during the same period in 2001. Other income during the first quarters of 2002 and 2001 consisted primarily of interest income. The Company's interest income decreased because the Company received a lower interest rate on its cash and investments during the first quarter of 2002 as compared to the same period in 2001, consistent with marketplace activity over the two periods.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Cash used in operations decreased $357,000 to $460,000 during the first quarter of 2002 from $816,000 during the same period in 2001. Working capital decreased $817,000 to $3.3 million at March 31, 2002 as compared to $4.1 million at December 31, 2001. The current ratio decreased slightly to
2.5 at March 31, 2002 from 2.6 at December 31, 2001. The decrease in working capital was primarily related to cash used to fund development activities, coupled with lower levels of accounts receivable and other working capital components at March 31, 2002 as compared to December 2001.

Cash and investment balances decreased to $3.7 million at March 31, 2002 from $4.3 million at December 31, 2001, primarily due to the requirements of supporting the operations of Cardiosonix and the decrease in net sales during the first quarter of 2002.

Accounts receivable decreased to $186,000 at March 31, 2002 from $561,000 at December 31, 2001. The Company expects receivable levels to fluctuate in 2002 depending on the timing of purchases and payments by Ethicon.

Inventory levels decreased to $1.3 million at March 31, 2002 as compared to $1.4 million at December 31, 2001 as control unit safety stock was used up due to the manufacturing transfer. During 2002, we will continue to work through our carryover stock of certain long-lead gamma device components that were built up during 2001 in order to take advantage of significant quantity price breaks. We expect inventory levels to remain relatively steady in the second and third quarters as the use of these long-lead components is offset by the re-establishment of our control unit safety stock. Later in 2002, we will also start to build inventory of blood flow products in preparation for commercial launch.

The Company continues to anticipate it will need to fund up to $3.5 million in development and market support costs during 2002 related to preparing for the commercial launch of its blood flow product line, while the gamma detection product line is still expected to be break-even.

Investing Activities. Cash used in investing activities increased to $2.5 million during the first quarter of 2002 from $20,000 during the same period in 2001. During February and March 2002, the Company invested in $2.5 million of available for sale securities. Capital expenditures in the first quarters of 2002 and 2001 were split between purchases of production tools and equipment and technology infrastructure. Capital needs for 2002 are expected to increase over 2001 to support instrument development and manufacturing activities, although it is our intent to initially outsource manufacturing of blood flow products as is currently done for our gamma devices.

Financing Activities. Financing activities used $72,000 in cash in the first quarter of 2002 versus $46,000 during the same period in 2001. Payments of notes payable were 50% higher during the first quarter of 2002 as compared to the same period in 2001, due to the increased cost of financed insurance.

On November 19, 2001, the Company entered into a common stock purchase agreement with an investment fund, Fusion Capital Fund II, LLC (Fusion) for the issuance and purchase of Neoprobe common stock. Under the stock purchase agreement, Fusion committed to purchase up to $10 million of Neoprobe common stock over a forty-month period that commences in May 2002. A registration statement registering for resale of up to 5 million shares of Neoprobe common stock was declared effective on April 15, 2002. The Company will be able to request daily draw downs, subject to a daily base amount, currently set at $12,500. The number of shares the Company is to issue to Fusion in return for that money will be based on the lower of (a) the closing sale price for Neoprobe common stock on the day of the draw request or (b) the average of the three lowest closing sales prices during a twelve day period prior to the draw request. No shares may be sold to Fusion at lower than a floor price currently set at $0.30, but in no case below $0.20 without Fusion's prior consent. Upon execution of the common stock purchase agreement, the Company issued 449,438 shares of Neoprobe common stock to Fusion as a commitment fee. The Company intends to draw on the equity line to fund development and commercialization activities as market conditions permit and as considered appropriate.

During February 2002, the Company entered into a line of credit facility with an investment management company. The facility provides for a maximum line of credit of $2.0 million and is fully collateralized by pledged cash and investments on deposit with the investment management company. Availability under the facility is based on advance rates varying from 80% to 92% of the underlying available collateral. Outstanding amounts under the facility bear interest at LIBOR plus 175 basis points. The facility expires in February 2007. There was no outstanding balance under the line of credit as of March 31, 2002.

The Company believes its current cash position, cash expected to be provided through sales of its gamma detection products, cash available from Fusion and the line of credit are adequate to sustain the Company's planned blood flow and gamma detection development and operations through the fourth quarter of 2002. However, the Company's ability to execute its plans into 2003 significantly depends on its ability to raise additional funds from sources other than operations. The Company's future liquidity and capital requirements will depend on a number of factors, including its ability to raise additional capital in a timely manner through additional investment, expanded market acceptance of its current products, its ability to commercialize new products such as its blood flow product line, its ability to monetize its investment in non-core technologies, its ability to obtain milestone or development funds from potential development and distribution partners, regulatory actions by the FDA and other international regulatory bodies, and intellectual property protection.

There can be no assurance that the additional capital the Company may require to finance operations beyond 2002 will be available on acceptable terms, if at all. Any failure to secure additional financing will force the Company to modify its business plan. There can be no assurance that the Company will be able to achieve significant product revenues from its current or potential new products. In addition, there can be no assurance that the Company will achieve profitability again in the future.

FORWARD-LOOKING STATEMENTS

Our company and its representatives may from time to time make written or verbal forward-looking statements, including statements contained in this report and other Company filings with the Securities and Exchange Commission and in our reports to shareholders. Statements that relate to other than strictly historical facts, such as statements about our plans and strategies, expectations for future financial performance, new and existing products and technologies, and markets for our products are forward-looking statements. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and other similar expressions identify forward-looking statements. The forward-looking statements are and will be based on our management's then-current views and assumptions regarding future events and operating performance, and speak only as of their dates. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors including, but not limited to, our company's limited revenues, accumulated deficit, future capital needs, uncertainty of capital funding, dependence on limited product line and exclusive distributor, uncertainty of market acceptance, competition, limited marketing and manufacturing experience, and other risks detailed in our company's most recent Annual Report on Form 10-KSB and other Securities and Exchange Commission filings. We undertake no obligation to publicly update or revise any forward-looking statements.

                           PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a)   LIST OF EXHIBITS

      None.

(b)   REPORTS ON FORM 8-K

      The registrant filed a current report on Form 8-K on January 8, 2002, reporting its acquisition of Cardiosonix Ltd. (formerly Biosonix Ltd.) on December 31, 2001.

                                   SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          NEOPROBE CORPORATION
                          (the Company)
                          Dated: May 15, 2002


                          By: /s/ DAVID C. BUPP
                              --------------------------------------------------

                          David C. Bupp
                          President and Chief Executive Officer
                          (duly authorized officer; principal executive officer)


                          By: /s/ BRENT L. LARSON
                              --------------------------------------------------

                          Brent L. Larson
                          Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)