Form 10QSB
period 2002-06-30
NEOPROBE CORP
filed 2002-08-13
CIK 810509

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


   (Mark One)

       [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2002


                                       OR


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

                                  614.793.7500
                           (Issuer's telephone number)


          36,503,183 SHARES OF COMMON STOCK, PAR VALUE $.001 PER SHARE
        (Number of shares of issuer's common equity outstanding as of the close of business on August 1, 2002)



Transitional Small Business Disclosure Format (check one)  Yes  [ ]   No  [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS



ASSETS                                                                JUNE 30,            DECEMBER 31,
                                                                        2002                  2001
                                                                    (UNAUDITED)
                                                                -------------------    ------------------
Current assets:
    Cash and cash equivalents                                           $1,003,535           $ 4,287,101
    Available-for-sale securities                                        2,243,765                     -
    Accounts receivable, net                                               468,143               561,129
    Inventory                                                            1,528,170             1,430,908
    Prepaid expenses and other                                             286,751               268,445
                                                                -------------------    ------------------

           Total current assets                                          5,530,364             6,547,583
                                                                -------------------    ------------------

Property and equipment                                                   2,372,498             2,171,788
    Less accumulated depreciation and amortization                       1,716,251             1,502,676
                                                                -------------------    ------------------

                                                                           656,247               669,112
                                                                -------------------    ------------------

Patents and trademarks                                                   3,196,659             3,183,639
Non-compete agreements                                                     603,880               603,880
Acquired technology                                                        245,131               245,131
                                                                -------------------    ------------------
                                                                         4,045,670             4,032,650
    Less accumulated amortization                                          364,030               122,697
                                                                -------------------    ------------------

                                                                         3,681,640             3,909,953
                                                                -------------------    ------------------

Other assets                                                                82,308               202,258
                                                                -------------------    ------------------

           Total assets                                                 $9,950,559           $11,328,906
                                                                ===================    ==================

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS, CONTINUED


LIABILITIES AND STOCKHOLDERS' EQUITY                                          JUNE 30,            DECEMBER 31,
                                                                                2002                  2001
                                                                             (UNAUDITED)
                                                                          ------------------    ------------------
Current liabilities:
   Line of credit                                                                $1,000,000               $     -
   Notes payable to finance company                                                  27,953               161,865
   Capital lease obligations, current                                                13,770                12,914
   Accrued liabilities                                                              971,440             1,011,495
   Accounts payable                                                                 328,137               489,688
   Deferred license revenue, current                                                800,000               800,000
                                                                          ------------------    ------------------

          Total current liabilities                                               3,141,300             2,475,962
                                                                          ------------------    ------------------

 Capital lease obligations                                                           12,905                20,011
 Deferred license revenue                                                         1,000,000             1,400,000
 Contingent consideration for acquisition                                           429,574               453,602
 Other liabilities                                                                  146,831                75,493
                                                                          ------------------    ------------------

          Total liabilities                                                       4,730,610             4,425,068
                                                                          ------------------    ------------------


Commitments and contingencies


Stockholders' equity:
   Preferred stock; $.001 par value; 5,000,000 shares authorized at June 30,
     2002 and December 31, 2001; none issued and outstanding (500,000 shares designated as Series A, $.001 par value, at June 30, 2002 and
     and December 31, 2001; none outstanding)                                             -                     -
   Common stock; $.001 par value; 50,000,000 shares
     authorized; 36,502,183 shares issued and
     outstanding at June 30, 2002; 36,449,067 shares issued
     and outstanding at December 31, 2001                                            36,502                36,449
   Additional paid-in capital                                                   124,600,682           124,581,800
   Accumulated deficit                                                        (119,430,696)         (117,714,411)
   Unrealized gain on available-for-sale securities                                  13,461                     -
                                                                          ------------------    ------------------

          Total stockholders' equity                                              5,219,949             6,903,838
                                                                          ------------------    ------------------

              Total liabilities and stockholders' equity                         $9,950,559           $11,328,906
                                                                          ==================    ==================


               See accompanying notes to the financial statements

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                         THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                              JUNE 30,                                 JUNE 30,
                                                 ------------------------------------    -------------------------------------
                                                      2002                 2001                2002                2001
                                                 ----------------     ---------------    -----------------    ----------------
Revenues:
  Net sales                                            $ 905,941          $2,079,619          $ 1,641,245          $3,475,288
  License revenue and other                              359,442             325,000              684,442             675,000
                                                 ----------------     ---------------    -----------------    ----------------
     Total revenues                                    1,265,383           2,404,619            2,325,687           4,150,288
                                                 ----------------     ---------------    -----------------    ----------------

Cost of goods sold                                       706,186           1,442,281            1,199,696           2,391,111
                                                 ----------------     ---------------    -----------------    ----------------

Gross profit                                             559,197             962,338            1,125,991           1,759,177
                                                 ----------------     ---------------    -----------------    ----------------

Operating expenses:
  Research and development                               697,431             223,162            1,237,187             422,953
  Selling, general and administrative                    745,589             593,449            1,620,396           1,163,558
                                                 ----------------     ---------------    -----------------    ----------------
     Total operating expenses                          1,443,020             816,611            2,857,583           1,586,511
                                                 ----------------     ---------------    -----------------    ----------------

(Loss) income from operations                          (883,823)             145,727          (1,731,592)             172,666
                                                 ----------------     ---------------    -----------------    ----------------

Other income (expense):
  Interest income                                         20,386              32,838               37,338              82,993
  Interest expense                                       (5,217)             (3,541)              (8,052)             (6,675)
  Other                                                  (2,506)               2,360             (13,979)               9,488
                                                 ----------------     ---------------    -----------------    ----------------
     Total other income                                   12,663              31,657               15,307              85,806
                                                 ----------------     ---------------    -----------------    ----------------

Net (loss) income                                     $(871,160)           $ 177,384        $ (1,716,285)           $ 258,472
                                                 ================     ===============    =================    ================


(Loss) income per common share:
  Basic                                                $  (0.02)            $   0.01           $   (0.05)            $   0.01
  Diluted                                              $  (0.02)            $   0.01           $   (0.05)            $   0.01

Weighted average shares:
  Basic                                               36,023,659          25,895,770           36,016,403          25,895,365
  Diluted                                             36,023,659          26,111,063           36,016,403          26,122,631

               See accompanying notes to the financial statements

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                -----------------------------------------
                                                                       2002                  2001
                                                                -------------------    ------------------
Cash flows from operating activities:
  Net (loss) income                                                   $(1,716,285)             $ 258,472
  Adjustments to reconcile net (loss) income to
  net cash used in operating activities:
    Depreciation and amortization                                          456,743               200,565
    Change in operating assets and liabilities:
      Accounts receivable                                                  108,252               228,796
      Inventory                                                          (111,681)             (213,813)
      Accounts payable                                                   (185,331)             (116,313)
      Deferred license revenue                                           (400,000)             (400,000)
      Other assets and liabilities                                         183,154                 9,923
                                                                -------------------    ------------------

      Net cash used in operating activities                            (1,665,148)              (32,370)
                                                                -------------------    ------------------

Cash flows from investing activities:
   Purchases of available-for-sale securities                          (2,491,361)
   Maturities of available-for-sale securities                             250,000                     -
   Purchases of property and equipment                                   (165,216)              (42,133)
   Proceeds from sales of property and equipment                                 -                 2,175
   Patent and trademark costs                                             (13,020)               (9,492)
   Subsidiary acquisition costs                                           (24,028)                     -
                                                                -------------------    ------------------

      Net cash used in investing activities                            (2,443,625)              (49,450)
                                                                -------------------    ------------------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                   -                   834
   Payment of offering costs                                              (34,631)                     -
   Proceeds from notes payable                                           1,000,000                     -
   Payment of notes payable                                              (133,912)              (89,996)
   Payments under capital leases                                           (6,250)               (5,497)
                                                                -------------------    ------------------

      Net cash provided by (used in) financing activities                  825,207              (94,659)
                                                                -------------------    ------------------

      Net decrease in cash and cash equivalents                        (3,283,566)             (176,479)

Cash and cash equivalents, beginning of period                           4,287,101             4,643,347
                                                                -------------------    ------------------

Cash and cash equivalents, end of period                               $ 1,003,535            $4,466,868
                                                                ===================    ==================

               See accompanying notes to the financial statements

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The information presented for June 30, 2002 and 2001, and for the periods then ended is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Neoprobe Corporation (Neoprobe, we or the Company) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results for the interim period are not necessarily indicative of results to be expected for the year. The financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001, which were included as part of the Company's Annual Report on Form 10-KSB. Certain 2001 amounts have been reclassified to conform with the 2002 presentation (see Note 10).

     The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Cardiosonix Ltd. (Cardiosonix) beginning December 31, 2001 (see also Note 10). All significant inter-company accounts were eliminated in consolidation.

2.   COMPREHENSIVE INCOME (LOSS)

     Due to the Company's net operating loss position, there are no income tax effects on comprehensive (loss) components for the three-month and six-month periods ended June 30, 2002.

                                          THREE MONTHS            SIX MONTHS
                                              ENDED                 ENDED
                                         JUNE 30, 2002          JUNE 30, 2002
                                         ------------------  ------------------

        Net loss                           $   (871,160)        $  (1,716,285)
        Unrealized gains on securities            19,829                13,461
                                         ----------------    ------------------

        Other comprehensive loss           $   (851,331)        $  (1,702,824)
                                         ================    ==================

     The Company had no accumulated other comprehensive income (loss) activity during the three-month and six-month periods ended June 30, 2002.

3.   EARNINGS PER SHARE

     Basic earnings per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is calculated using the weighted average number of common shares outstanding during the periods, adjusted for the effects of convertible securities, options and warrants, if dilutive.


                                                        THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                           JUNE 30, 2002                        JUNE 30, 2001
                                                 ----------------------------------    ---------------------------------
                                                     BASIC             DILUTED             BASIC            DILUTED
                                                    EARNINGS           EARNINGS          EARNINGS           EARNINGS
                                                   PER SHARE          PER SHARE          PER SHARE         PER SHARE
                                                 ---------------    ---------------    --------------    ---------------
        Outstanding shares                           36,502,183         36,502,183        26,265,770         26,265,770
        Effect of weighting changes
           in outstanding shares                       (38,524)           (38,524)                 -                  -
        Contingently issuable shares                  (440,000)          (440,000)         (370,000)          (370,000)
        Stock options                                         -                  -                 -            215,293
                                                 ---------------    ---------------    --------------    ---------------

        Adjusted shares                              36,023,659         36,023,659        25,895,770         26,111,063
                                                 ===============    ===============    ==============    ===============

                                                         SIX MONTHS ENDED                       SIX MONTHS ENDED
                                                           JUNE 30, 2002                          JUNE 30, 2001
                                                 ----------------------------------   =---------------------------------
                                                     BASIC             DILUTED             BASIC            DILUTED
                                                    EARNINGS           EARNINGS          EARNINGS           EARNINGS
                                                   PER SHARE          PER SHARE          PER SHARE         PER SHARE
                                                 ---------------    ---------------    --------------    ---------------
        Outstanding shares                           36,502,183         36,502,183        26,265,770         26,265,770
        Effect of weighting changes
           in outstanding shares                       (45,780)           (45,780)             (405)              (405)
        Contingently issuable shares                  (440,000)          (440,000)         (370,000)          (370,000)
        Stock options                                         -                  -                 -            227,266
                                                 ---------------    ---------------    --------------    ---------------

        Adjusted shares                              36,016,403         36,016,403        25,895,365         26,122,631
                                                 ===============    ===============    ==============    ===============


     The following table summarizes options to purchase common stock of the Company which were outstanding during the three-month and six-month periods ended June 30, 2001, but which were not included in the computation of diluted income per share because their effect was anti-dilutive.

                         THREE MONTHS ENDED                                   SIX MONTHS ENDED
                           JUNE 30, 2001                                       JUNE 30, 2001
          -------------------------------------------------    -----------------------------------------------
                  EXERCISE                   OPTIONS                 EXERCISE                  OPTIONS
                    PRICE                  OUTSTANDING                 PRICE                 OUTSTANDING
          --------------------------    -------------------    ----------------------    ---------------------
                    $0.60  -   $1.25               407,000           $0.60  -  $ 1.25                 405,494
                    $1.50  -   $2.50               227,373           $1.50  -   $2.50                 227,446
                    $3.25  -   $6.00               269,700           $3.25  -   $6.00                 269,700
                   $13.38  -  $15.75                92,500          $13.38  -  $15.75                  92,500
                                        -------------------                              ---------------------

                                                   996,573                                            995,140
                                        ===================                              =====================

     There is no difference in basic and diluted earnings per share for the Company related to the three-month and six-month periods ended June 30, 2002. The net loss per common share for this period excludes the number of common shares issuable upon exercise of outstanding stock options and warrants into the Company's common stock since such inclusion would be anti-dilutive.

4.   INVENTORY

     The components of inventory are as follows:

                                                 JUNE 30,         DECEMBER 31,
                                                   2002               2001
                                           ----------------    ---------------

           Materials and component parts        $  818,440         $  807,393
           Work in process                          25,178                  -
           Finished goods                          684,552            623,515
                                           ----------------    ---------------

                                               $ 1,528,170        $ 1,430,908
                                           ================    ===============

5.   LINE OF CREDIT

     During February 2002, the Company entered into a line of credit facility with an investment management company. The facility provides for a maximum line of credit of $2.0 million and is fully collateralized by pledged cash and investments on deposit with the investment management company. Availability under the facility is based on advance rates varying from 80% to 92% of the underlying available collateral. Outstanding amounts under the facility bear interest at LIBOR plus

     175 basis points. The facility expires in February 2007. There was $1.0 million outstanding under the line of credit as of June 30, 2002.


6.   INCOME TAXES

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

7.   STOCK OPTIONS

     During the first half of 2002, the Board of Directors granted options to employees and certain directors of the Company to purchase 905,000 shares of common stock, exercisable at an average price of $0.42 per share, vesting over three years. As of June 30, 2002, the Company has 2.8 million options outstanding under three stock option plans. Of the outstanding options, 1.1 million options have vested as of June 30, 2002, at an average exercise price of $0.87 per share.

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

    ($ AMOUNTS IN THOUSANDS)                              GAMMA           BLOOD
    THREE MONTHS ENDED JUNE 30, 2002                    DETECTION          FLOW         UNALLOCATED          TOTAL
    -----------------------------------------------    ------------     -----------    ---------------     -----------
    Net sales:
       United States(1)                                     $  905           $   -             $    -          $  905
       International                                             1               -                  -               1
    License revenue and other                                  359               -                  -             359
    Research and development expenses                          212             485                  -             697
    Selling, general and administrative expenses                 -               -                746             746
    Income (loss) from operations(2)                           347           (485)              (746)           (884)
    Other income                                                 -               -                 13              13


    THREE MONTHS ENDED JUNE 30, 2001
    -----------------------------------------------

    Net sales:
       United States(1)                                    $ 2,080           $   -             $    -         $ 2,080
       International                                             -               -                  -               -
    License revenue and other                                  325               -                  -             325
    Research and development expenses                          223               -                  -             223
    Selling, general and administrative expenses                 -               -                593             593
    Income (loss) from operations(2)                           739               -              (593)             146
    Other income                                                 -               -                 32              32


    ($ AMOUNTS IN THOUSANDS)                              GAMMA           BLOOD
    SIX MONTHS ENDED JUNE 30, 2002                      DETECTION          FLOW         UNALLOCATED          TOTAL
    -----------------------------------------------    ------------     -----------    ---------------     -----------

    Net sales:
       United States(1)                                    $ 1,581           $   -             $    -         $ 1,581
       International                                            60               -                  -              60
    License revenue and other                                  684               -                  -             684
    Research and development expenses                          495             742                  -           1,237
    Selling, general and administrative expenses                 -               -              1,620           1,620
    Income (loss) from operations(2)                           630           (742)            (1,620)         (1,732)
    Other income                                                 -               -                 15              15


    SIX MONTHS ENDED JUNE 30, 2001
    -----------------------------------------------

    Net sales:
       United States(1)                                    $ 3,407           $   -             $    -         $ 3,407
       International                                            68               -                  -              68
    License revenue and other                                  675               -                  -             675
    Research and development expenses                          423               -                  -             423
    Selling, general and administrative expenses                 -               -              1,164           1,164
    Income (loss) from operations(2)                         1,337               -            (1,164)             173
    Other income                                                 -               -                 86              86

    (1) All sales to Ethicon are made in the United States. Ethicon distributes the product globally through its international affiliates.

    (2) Income (loss) from operations does not reflect the allocation of selling, general and administrative costs to the operating segments.

10.  NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS 141, any business combination initiated after June 30, 2001 must be accounted for as a purchase. For purchase business combinations that are consummated after June 30, 2001, goodwill and identifiable intangibles should be recorded and amortized in accordance with SFAS 142, i.e., goodwill and intangible assets with indefinite lives are not amortized and other identified intangibles are amortized. For any purchase business combination consummated on or before June 30, 2001, the accounting under APB 16 and APB 17 still applies. Goodwill and separately identifiable intangibles should be recorded and amortized until adopting SFAS 142, which is required for fiscal years beginning after December 15, 2001. A calendar year-end company would continue to amortize goodwill and all separately identifiable intangibles through December 31, 2001. Upon adoption of SFAS 142, a company would cease amortizing goodwill and separately identifiable intangibles with indefinite lives and amortize other identifiable intangibles in accordance with the guidelines set forth in the standard. The Company adopted SFAS 141 and SFAS 142 as of December 31, 2001 related to its acquisition of Cardiosonix. The adoption of these pronouncements resulted in recording $3.5 million of acquired intangible assets with a weighted average useful life of approximately 13 years. During the first half of 2002, the Company recorded $180,000 in amortization expense that is included in selling, general and administrative expenses, and recorded a purchase price adjustment of $24,000 to the contingent consideration liability related to net acquisition costs in excess of initial estimates.

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

The Company adopted the provisions of SFAS 144 as of January 31, 2002. The impairment assessment for long-lived assets held for use under SFAS 144 is largely unchanged from SFAS 121. The provisions of SFAS 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. The adoption of SFAS 144 did not have a material effect on the Company's financial statements for the first half of 2002.

In November 2001, the Emerging Issues Task Force of the FASB issued Topic D-103, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred. The FASB is requiring Topic D-103 be applied in financial reporting periods beginning after December 15, 2001. Topic D-103 requires companies to characterize reimbursements received for out-of-pocket expenses as revenue. The adoption of Topic D-103 requirements resulted in the reclassification of the $125,000 per quarter reimbursement by Ethicon of certain research and development charges from research and development expenses to license revenue and other for all periods presented.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit or disposal activity is initiated. SFAS 146 will require the Company to disclose, for each reportable segment, the exit or disposal activity costs incurred in the period and the cumulative amount incurred, net of any changes in the liability, with an explanation of the reasons for the changes. SFAS 146 will also require the Company to disclose the total amount of costs expected to be incurred in connection with the exit or disposal activity. The new requirements are effective prospectively for exit and disposal activities initiated after December 31, 2002. We do not anticipate that adoption of SFAS 146 will have a material impact on our financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue for the first half of 2002 decreased $1.8 million to $2.3 million from $4.2 million for the same period in 2001. Research and development expenses during the first half of 2002 were $1.2 million or 43% of operating expenses for the period. Selling, general and administrative expenses were $1.6 million or 57% of operating expenses for the period. Overall, operating expenses for the first half of 2002 increased $1.3 million or 80% over the same period in 2001. The Company anticipates that total operating expenses for the remaining half of 2002 will be consistent with first half 2002 levels, except for research and development expenses that are expected to increase as a result of efforts to bring the first of the blood flow measurement devices to market.

Three months ended June 30, 2002 and 2001

Net Sales and Margins. Net product sales decreased $1.2 million or 56% to $906,000 during the second quarter of 2002 from $2.1 million during the same period in 2001. Gross margins on product sales decreased to 22% of net sales for the second quarter of 2002 compared to 31% of net sales for the same period in 2001.

The decline in net product sales was the result of lower overall demand for gamma detection devices during the second quarter of 2002 as compared to the same period in 2001. End customer (i.e., hospital) demand for the Company's neo2000(R) gamma detection devices appears to be slowing. In addition, BlueTipTM probes do not appear to be achieving the end customer acceptance originally anticipated when initial stocking orders for Ethicon Endo-Surgery, Inc. (Ethicon) were delivered in the first and second quarters of 2001. The decline in demand below Ethicon's original expectations for neo2000 systems and BlueTip probes, coupled with purchases they were required to make under the terms of the Distribution Agreement, has resulted in an overstock position for probes and control units at Ethicon. Ethicon began to take steps to decrease the overstock position in the first quarter of 2002. These steps have resulted in a combined decrease in sales of BlueTip probes and 14mm probes of over 70% during the second quarter of 2002 as compared to the prior year. While control units are also affected by the decline in end customer demand, the timing of scheduled deliveries in the second quarters of 2001 and 2002 resulted in a net increase of 30% in control unit sales over the two periods. The decline in gross margins on product sales was due to changes in the product sales mix as noted above with decreased sales volumes of higher-margin products more than offsetting the increase in sales volumes of lower-margin products during the quarter.

License Revenue and Other. License revenue and other in the second quarters of 2002 and 2001 included $200,000 from the pro-rata recognition of license fees related to the distribution agreement with Ethicon, and $159,000 and $125,000, respectively, from the reimbursement by Ethicon of certain product development costs.

Research and Development Expenses. Research and development expenses increased $474,000 or 213% to $697,000 during the second quarter of 2002 from $223,000 during the same period in 2001. The increase is primarily due to the product development support efforts of Cardiosonix and $21,000 in gamma detection drug development costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $152,000 or 26% to $746,000 during the second quarter of 2002 from $593,000 during the same period in 2001. The increase was primarily a result of the general and administrative costs incurred in the operation and support of Cardiosonix, $90,000 in amortization of intangible assets related to the acquisition of Cardiosonix, and the transfer of manufacturing of certain components of the neo2000 gamma detection system to a new contract manufacturer, offset by decreases in certain overhead costs, such as bad debts and warranty expense.

Other Income. Other income decreased $19,000 or 60% to $13,000 during the second quarter of 2002 from $32,000 during the same period in 2001. Other income during the second quarters of 2002 and 2001 consisted primarily of interest income. The Company's interest income decreased because the Company received a lower interest rate on its cash and investments during the second quarter of 2002 as compared to the same period in 2001, consistent with marketplace activity over the two periods.

Six months ended June 30, 2002 and 2001

Net Sales and Margins. Net product sales decreased $1.8 million or 53% to $1.6 million during the first half of 2002 from $3.5 million during the same period in 2001. Gross margins on product sales decreased to 27% of net sales for the first half of 2002 compared to 31% of net sales for the same period in 2001.

The decline in net product sales was the result of lower overall demand for gamma detection devices during the first half of 2002 as compared to the same period in 2001. End customer (i.e., hospital) demand for the Company's neo2000 gamma detection devices appears to be slowing. In addition, BlueTip probes do not appear to be achieving the end customer acceptance originally anticipated when Ethicon's initial stocking orders were delivered in the first half of 2001. The decline in demand below Ethicon's original expectations for neo2000 systems and BlueTip probes, coupled with purchases they were required to make under the terms of the Distribution Agreement, has resulted in an overstock position for probes and control units at Ethicon. In connection with delays in the transfer of manufacturing of the neo2000 systems to a new contract manufacturer during the first quarter of 2002, the Company began working with Ethicon during the first quarter to decrease their overstock position. The steps taken have resulted in a combined decrease in sales of BlueTip probes and 14mm probes of over 60% during the first half of 2002 as compared to the prior year. While control units are also affected by the decline in demand, the timing of scheduled deliveries in the first halves of 2001 and 2002 resulted in a net increase of 20% in control unit sales over the two periods. The decline in gross margins on product sales was due to changes in the product sales mix as noted above with decreased sales volumes of higher-margin products more than offsetting the increase in lower-margin products during the first half of 2002.

The Company believes, based on Ethicon's current purchase commitments and forecasts, that sales volumes for the second half of 2002 will be more consistent with first quarter 2002 levels and that Ethicon will meet its minimum purchase obligations by the end of 2002. Despite the declines in demand, the Company believes, again based primarily on Ethicon's current forecasts, that Ethicon's overstock position for 14mm probes and control units will be substantially, if not completely, eliminated by the end of 2002 and that sales of 14mm probes and control units to Ethicon should begin to increase in 2003 once the overstock position has been eliminated. The Company does not expect that the overstock situation with respect to BlueTip probes will show the same degree of improvement in the near term. The Company expects gross margins on product sales for the second half of 2002 to be consistent with margins experienced during the first half of 2002.

License Revenue and Other. License revenue and other in the first half of 2002 and 2001 included $400,000 from the pro-rata recognition of license fees related to the distribution agreement with Ethicon and $284,000 and $250,000, respectively, from the reimbursement by Ethicon of certain product development costs. License revenue and other in the first half of 2001 also included $25,500 from the recognition of milestone fees related to an option agreement to license certain of the Company's RIGS(R) technology.

Research and Development Expenses. Research and development expenses increased $814,000 or 193% to $1.2 million during the first half of 2002 from $423,000 during the same period in 2001. The increase is primarily due to the product development efforts related to the Cardiosonix line of blood flow products coupled with $55,000 in gamma detection drug development costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $457,000 or 39% to $1.6 million during the first half of 2002 from $1.2 million during the same period in 2001. The increase was primarily a result of the general and administrative costs incurred in the operation and support of Cardiosonix, $180,000 in amortization of intangible assets related to the acquisition of Cardiosonix, increased professional services incurred by the Company related to Cardiosonix, the transfer of manufacturing of certain components of the neo2000 gamma detection system to a new contract manufacturer, and $45,000 in impairment of intellectual property that the Company did not believe had ongoing value to the business. These increases were offset by decreases in certain overhead costs, such as bad debts and warranty expense.

Other Income. Other income decreased $70,000 or 82% to $15,000 during the first half quarter of 2002 from $86,000 during the same period in 2001. Other income during the first half of 2002 and 2001 consisted primarily of interest income. The Company's interest income decreased because the Company received a lower interest rate on its cash and investments during the first quarter of 2002 as compared to the same period in 2001, consistent with marketplace activity over the two periods. In addition, the Company recorded $14,000 of currency exchange losses during the first half of 2002 related to operations at Cardiosonix.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Cash used in operations increased $1.6 million to $1.7 million during the first half of 2002 from $32,000 during the same period in 2001. Working capital decreased $1.7 million to $2.4 million at June 30, 2002 as compared to $4.1 million at December 31, 2001. The current ratio decreased to
1.8 at June 30, 2002 from 2.6 at December 31, 2001. The decrease in working capital was primarily related to cash used to fund development activities.

Cash and investment balances decreased to $3.2 million at June 30, 2002 from $4.3 million at December 31, 2001, primarily due to the requirements of supporting the operations of Cardiosonix and the decrease in net sales during the first half of 2002.

Accounts receivable decreased to $468,000 at June 30, 2002 from $561,000 at December 31, 2001. The Company expects receivable levels to fluctuate in 2002 depending on the timing of purchases and payments by Ethicon.

Inventory levels increased to $1.5 million at June 30, 2002 as compared to $1.4 million at December 31, 2001 as we began to replenish our control unit safety stock following a manufacturing transfer in the first quarter and began to acquire materials in preparation for production of blood flow products. During the remainder of 2002, we will continue to work through our carryover stock of certain long-lead gamma device components that were built up during 2001 as a result of quantity price breaks. We expect inventory levels to increase slightly in the third quarter as the use of these long-lead components is offset by the re-establishment of our control unit safety stock and we start to build inventory of blood flow products in preparation for commercial launch.

The Company had previously indicated it would spend a net amount of $3.5 million during 2002, primarily in support of development of its blood flow product line. We believe this goal is still achievable despite the declines in revenue from our original expectations, and to that end, we made certain organizational changes early in the third quarter in the resources that support our gamma detection product line in order to keep our cash needs for the remainder of 2002 in line with our original expectations.

Investing Activities. Cash used in investing activities increased to $2.4 million during the first half of 2002 from $49,000 during the same period in 2001. During the first half of 2002, the Company invested in $2.5 million of available-for-sale securities. Capital expenditures in the first half of 2002 were primarily for purchases of production tools and equipment, product development equipment, and technology infrastructure. Capital expenditures in the first half of 2001 were split between purchases of production tools and equipment and technology infrastructure. Capital needs for the remainder of 2002 are expected to increase over 2001 to support instrument development and manufacturing activities, although it is our intent to outsource manufacturing of blood flow products in the long-term as is currently done for our gamma detection devices.

Financing Activities. Financing activities provided $825,000 in cash in the first half of 2002 versus $95,000 used during the same period in 2001. During the second quarter of 2002, the Company drew $1.0 million under a line of credit primarily to fund the development activities of Cardiosonix. Payments of notes payable were 50% higher during the first half of 2002 as compared to the same period in 2001, due to the increased cost of financed insurance.

On November 19, 2001, the Company entered into a common stock purchase agreement with an investment fund, Fusion Capital Fund II, LLC (Fusion) for the issuance and purchase of Neoprobe common stock. Under the stock purchase agreement, Fusion committed to purchase up to $10 million of Neoprobe common stock over a forty-month period that commenced in May 2002. A registration statement registering for resale of up to 5 million shares of Neoprobe common stock was declared effective on April 15, 2002. The Company will be able to request daily draw downs, subject to a daily base amount, currently set at $12,500. The number of shares the Company is to issue to Fusion in return for that money will be based on the lower of (a) the closing sale price for Neoprobe common stock on the day of the draw request or (b) the average of the three lowest closing sales prices during a twelve day period prior to the draw request. No shares may be sold to Fusion at lower than a floor price currently set at $0.30, but in no case below $0.20 without Fusion's prior consent. Upon execution of the common stock purchase agreement, the Company issued 449,438 shares of Neoprobe common stock to Fusion as a commitment fee. Market conditions (i.e., share price) have effectively prohibited the Company from drawing funds under the Fusion facility during the first half of 2002, and in the absence of a change in those conditions, the Fusion facility is unlikely to be drawn on in the foreseeable future.

During February 2002, the Company entered into a line of credit facility with an investment management company. The facility provides for a maximum line of credit of $2.0 million and is fully collateralized by pledged cash and investments on deposit with the investment management company. Availability under the facility is based on advance rates varying from 80% to 92% of the underlying available collateral. Outstanding amounts under the facility bear interest at LIBOR plus 175 basis points. The facility expires in February 2007. There was $1.0 million outstanding under the line of credit as of June 30, 2002.

The Company believes its current cash, available-for-sale securities, and cash expected to be provided through sales of its gamma detection products are adequate to sustain the Company's planned development and operations through the fourth quarter of 2002. However, the Company's ability to execute its plans into 2003 significantly depends on its ability to raise additional funds from sources other than operations. The Company's future liquidity and capital requirements will depend on a number of factors, including its ability to raise additional capital in a timely manner through additional investment, expanded market acceptance of its current products, its ability to commercialize new products such as its blood flow product line, its ability to monetize its investment in non-core technologies, its ability to obtain milestone or development funds from potential development and distribution partners, regulatory actions by the FDA and other international regulatory bodies, and intellectual property protection.

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

                           PART II - OTHER INFORMATION



ITEM 4.  Submission of Matters to a Vote of Security Holders.

(a) Neoprobe Corporation held its Annual Meeting of Stockholders on June 20, 2002, for the purpose of electing two directors, approving and adopting the Company's 2002 Stock Incentive Plan, and increasing the authorized number of shares of the Company's stock.

(b) At the Annual Meeting of Stockholders, all directors nominated were elected.

(c) The table shows the voting tabulation for each matter voted upon at the Annual Meeting of Stockholders.

ACTION                                                     FOR                                        WITHHELD
------                                                     ---                                        --------
Election of Directors
     Nancy E. Katz                                      21,828,980                                     442,561
     Fred B. Miller                                     21,873,852                                     397,689

ACTION                                                     FOR                  AGAINST                ABSTAIN
------                                                     ---                  -------                -------

Adoption of the Company's 2002
Stock Incentive Plan                                    14,250,179             1,203,240               86,610

ACTION                                                     FOR                  AGAINST                ABSTAIN
------                                                     ---                  -------                -------

Increase the authorized number of shares of the
Company from 55,000,000 to 80,000,000, consisting of
75,000,000 shares of common stock, $.001 par value,
and 5,000,000 shares of preferred stock, $.001 par
value                                                   14,740,257             2,018,830               72,500


ITEM 6. Exhibits and Reports on Form 8-K

(a)      LIST OF EXHIBITS

          99.     ADDITIONAL EXHIBITS

          Exhibit 99.1 Certification Under Section 906 of Sarbanes-Oxley Act of 2002

          Exhibit 99.2 Certification Under Section 906 of Sarbanes-Oxley Act of 2002

(b)       REPORTS ON FORM 8-K

          None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             NEOPROBE CORPORATION
                             (the Company)
                             Dated: August 13, 2002

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