Form 10QSB
period 2002-09-30
NEOPROBE CORP
filed 2002-11-15
CIK 810509

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


   (Mark One)

   [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2002


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

                                  614.793.7500
                           (Issuer's telephone number)


          36,503,183 SHARES OF COMMON STOCK, PAR VALUE $.001 PER SHARE (Number of shares of issuer's common equity outstanding as of the close of business on November 1, 2002)



Transitional Small Business Disclosure Format (check one)   Yes  |_|  No  |X|

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS



ASSETS                                                         SEPTEMBER 30,             DECEMBER 31,
                                                                    2002                     2001
                                                                (UNAUDITED)
                                                               -------------             -------------
Current assets:
    Cash and cash equivalents                                  $   1,760,415             $   4,287,101
    Available-for-sale securities                                  1,497,772                      --
    Accounts receivable, net                                         420,424                   561,129
    Inventory                                                      1,269,124                 1,430,908
    Prepaid expenses and other                                       222,282                   268,445
                                                               -------------             -------------

           Total current assets                                    5,170,017                 6,547,583
                                                               -------------             -------------

Property and equipment                                             2,340,740                 2,171,788
    Less accumulated depreciation and amortization                 1,812,641                 1,502,676
                                                               -------------             -------------

                                                                     528,099                   669,112
                                                               -------------             -------------

Patents and trademarks                                             3,202,975                 3,183,639
Non-compete agreements                                               603,880                   603,880
Acquired technology                                                  245,131                   245,131
                                                               -------------             -------------
                                                                   4,051,986                 4,032,650
    Less accumulated amortization                                    471,419                   122,697
                                                               -------------             -------------

                                                                   3,580,567                 3,909,953
                                                               -------------             -------------

Other assets                                                          91,951                   202,258
                                                               -------------             -------------

           Total assets                                        $   9,370,634             $  11,328,906
                                                               =============             =============
















CONTINUED

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS, CONTINUED



LIABILITIES AND STOCKHOLDERS' EQUITY                                        SEPTEMBER 30,            DECEMBER 31,
                                                                                2002                     2001
                                                                             (UNAUDITED)
                                                                          ----------------         ----------------
Current liabilities:
   Line of credit                                                         $      2,000,000         $           --
   Notes payable to finance company                                                   --                    161,865
   Capital lease obligations, current                                               14,219                   12,914
   Accrued liabilities                                                             717,719                  901,654
   Accounts payable                                                                169,263                  489,688
   Deferred license and other revenue, current                                     881,698                  877,843
                                                                          ----------------         ----------------

          Total current liabilities                                              3,782,899                2,443,964
                                                                          ----------------         ----------------

 Capital lease obligations                                                           9,178                   20,011
 Deferred license and other revenue                                                851,619                1,431,998
 Contingent consideration for acquisition                                          429,574                  453,602
 Other liabilities                                                                 153,972                   75,493
                                                                          ----------------         ----------------

          Total liabilities                                                      5,227,242                4,425,068
                                                                          ----------------         ----------------


Commitments and contingencies


Stockholders' equity:
   Preferred stock; $.001 par value; 5,000,000 shares
     authorized at September 30, 2002 and December 31, 2001;
     none issued and outstanding (500,000 shares designated
     as Series A, $.001 par value, at September 30, 2002 and
     and December 31, 2001; none outstanding)                                         --                       --
   Common stock; $.001 par value; 50,000,000 shares
     authorized; 36,502,183 shares issued and
     outstanding at September 30, 2002; 36,449,067 shares
     issued and outstanding at December 31, 2001                                    36,502                   36,449
   Additional paid-in capital                                                  124,602,941              124,581,800
   Accumulated deficit                                                        (120,513,438)            (117,714,411)
   Unrealized gain on available-for-sale securities                                 17,387                     --
                                                                          ----------------         ----------------

          Total stockholders' equity                                             4,143,392                6,903,838
                                                                          ----------------         ----------------

              Total liabilities and stockholders' equity                  $      9,370,634         $     11,328,906
                                                                          ================         ================








         See accompanying notes to the consolidated financial statements

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                     THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                        SEPTEMBER 30,                           SEPTEMBER 30,
                                              --------------------------------        --------------------------------
                                                  2002                 2001               2002                2001
                                              ------------        ------------        ------------        ------------
Revenues:
  Net product sales                           $    575,138        $  1,593,723        $  2,216,383        $  5,069,011
  License revenue and other                        344,623             325,000           1,029,065           1,000,000
                                              ------------        ------------        ------------        ------------
     Total revenues                                919,761           1,918,723           3,245,448           6,069,011
                                              ------------        ------------        ------------        ------------

Cost of goods sold                                 628,754           1,093,094           1,828,450           3,484,205
                                              ------------        ------------        ------------        ------------

Gross profit                                       291,007             825,629           1,416,998           2,584,806
                                              ------------        ------------        ------------        ------------

Operating expenses:
  Research and development                         561,330             153,384           1,798,517             576,337
  Selling, general and administrative              823,564             538,861           2,443,960           1,702,419
                                              ------------        ------------        ------------        ------------
     Total operating expenses                    1,384,894             692,245           4,242,477           2,278,756
                                              ------------        ------------        ------------        ------------

(Loss) income from operations                   (1,093,887)            133,384          (2,825,479)            306,050
                                              ------------        ------------        ------------        ------------

Other income (expense):
  Interest income                                   26,092              28,693              63,430             111,686
  Interest expense                                 (11,734)             (2,278)            (19,786)             (8,953)
  Other                                             (3,213)            241,470             (17,192)            250,958
                                              ------------        ------------        ------------        ------------
     Total other income                             11,145             267,885              26,452             353,691
                                              ------------        ------------        ------------        ------------

Net (loss) income                             $ (1,082,742)       $    401,269        $ (2,799,027)       $    659,741
                                              ============        ============        ============        ============


(Loss) income per common share:
  Basic                                       $      (0.03)       $       0.02        $      (0.08)       $       0.03
  Diluted                                     $      (0.03)       $       0.02        $      (0.08)       $       0.03

Weighted average shares:
  Basic                                         36,062,183          25,898,264          36,031,831          25,896,342
  Diluted                                       36,062,183          26,114,054          36,031,831          26,119,816




         See accompanying notes to the consolidated financial statements

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                     ----------------------------------------
                                                                           2002                   2001
                                                                     ------------------     -----------------
Cash flows from operating activities:
  Net (loss) income                                                   $  (2,799,027)            $     659,741
  Adjustments to reconcile net (loss) income to
  net cash (used in) provided by operating activities:
    Depreciation and amortization                                           740,749                   314,074
    Change in operating assets and liabilities:
      Accounts receivable                                                   155,971                   317,890
      Inventory                                                             140,017                  (768,336)
      Accounts payable                                                     (325,625)                 (197,480)
      Deferred license and other revenue                                   (466,683)                 (601,875)
      Other assets and liabilities                                           17,125                   673,573
                                                                      -------------             -------------

      Net cash (used in) provided by operating activities                (2,537,473)                  397,587
                                                                      -------------             -------------

Cash flows from investing activities:
   Purchases of available-for-sale securities                            (2,491,361)                     --
   Sales of available-for-sale securities                                   200,000                      --
   Maturities of available-for-sale securities                              805,000                      --
   Purchases of property and equipment                                     (240,638)                  (52,533)
   Proceeds from sales of property and equipment                               --                       2,175
   Patent and trademark costs                                               (19,336)                  (14,189)
   Subsidiary acquisition costs                                             (24,028)                     --
                                                                      -------------             -------------

      Net cash used in investing activities                              (1,770,363)                  (64,547)
                                                                      -------------             -------------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                 --                         834
   Payment of offering costs                                                (47,456)                     --
   Proceeds from line of credit                                           2,000,000                      --
   Payment of notes payable                                                (161,865)                 (105,332)
   Payments under capital leases                                             (9,529)                   (8,382)
                                                                      -------------             -------------

      Net cash provided by (used in) financing activities                 1,781,150                  (112,880)
                                                                      -------------             -------------

      Net (decrease) increase in cash and cash equivalents               (2,526,686)                  220,160

Cash and cash equivalents, beginning of period                            4,287,101                 4,643,347
                                                                      -------------             -------------

Cash and cash equivalents, end of period                              $   1,760,415             $   4,863,507
                                                                      =============             =============



        See accompanying notes to the consolidated financial statements

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The information presented for September 30, 2002 and 2001, and for the periods then ended is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Neoprobe Corporation (Neoprobe, we or the Company) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results for the interim period are not necessarily indicative of results to be expected for the year. The financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001, which were included as part of the Company's Annual Report on Form 10-KSB. Certain 2001 amounts have been reclassified to conform to the 2002 presentation (see also Note 11).

     The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, Cardiosonix Ltd. (Cardiosonix) beginning December 31, 2001 (see also Note 11). All significant inter-company accounts were eliminated in consolidation.

2.   COMPREHENSIVE INCOME (LOSS)

     Due to the Company's net operating loss position, there are no income tax effects on comprehensive (loss) components for the three-month and nine-month periods ended September 30, 2002.

                                                        THREE MONTHS              NINE MONTHS
                                                            ENDED                     ENDED
                                                     SEPTEMBER 30, 2002        SEPTEMBER 30, 2002
                                                     ------------------        ------------------

               Net loss                                $   (1,082,742)         $   (2,799,027)
               Unrealized gains on securities                   3,926                  17,387
                                                       --------------          --------------

               Other comprehensive loss                $   (1,078,816)         $   (2,781,640)
                                                       ==============          ==============

     The Company had no accumulated other comprehensive income (loss) activity during the three-month and nine-month periods ended September 30, 2001.

3.   EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is calculated using the weighted average number of common shares outstanding during the periods, adjusted for the effects of convertible securities, options and warrants, if dilutive.

                                                       THREE MONTHS ENDED            THREE MONTHS ENDED
                                                       SEPTEMBER 30, 2002            SEPTEMBER 30, 2001
                                                 ---------------------------     --------------------------
                                                    BASIC         DILUTED          BASIC          DILUTED
                                                  EARNINGS        EARNINGS        EARNINGS        EARNINGS
                                                  PER SHARE       PER SHARE       PER SHARE       PER SHARE
                                                 -----------     -----------     -----------     -----------

               Outstanding shares                 36,502,183      36,502,183      26,284,892      26,284,892
               Effect of weighting changes
                  in outstanding shares                 --              --           (16,628)        (16,628)
               Contingently issuable shares         (440,000)       (440,000)       (370,000)       (370,000)
               Stock options                            --              --              --           215,790
                                                 -----------     -----------     -----------     -----------

               Adjusted shares                    36,062,183      36,062,183      25,898,264      26,114,054
                                                 ===========     ===========     ===========     ===========



                                                      NINE MONTHS ENDED               NINE MONTHS ENDED
                                                      SEPTEMBER 30, 2002              SEPTEMBER 30, 2001
                                                 ---------------------------     ---------------------------
                                                   BASIC           DILUTED          BASIC          DILUTED
                                                  EARNINGS         EARNINGS        EARNINGS        EARNINGS
                                                  PER SHARE       PER SHARE       PER SHARE       PER SHARE
                                                 -----------     -----------     -----------     -----------

               Outstanding shares                 36,502,183      36,502,183      26,284,892      26,284,892
               Effect of weighting changes
                  in outstanding shares              (30,352)        (30,352)        (18,550)        (18,550)
               Contingently issuable shares         (440,000)       (440,000)       (370,000)       (370,000)
               Stock options                            --              --              --           223,474
                                                 -----------     -----------     -----------     -----------

               Adjusted shares                    36,031,831      36,031,831      25,896,342      26,119,816
                                                 ===========     ===========     ===========     ===========

     The following table summarizes options to purchase common stock of the Company which were outstanding during the three-month and nine-month periods ended September 30, 2001, but which were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

                        THREE MONTHS ENDED                                 NINE MONTHS ENDED
                        SEPTEMBER 30, 2001                                 SEPTEMBER 30, 2001
          -----------------------------------------------     ---------------------------------------------
                 EXERCISE                   OPTIONS                 EXERCISE                 OPTIONS
                   PRICE                  OUTSTANDING                 PRICE                OUTSTANDING
          ------------------------     ------------------     ----------------------    -------------------

             $  0.60  -  $   1.25           387,551             $  0.60  -  $  1.25            399,448
             $  1.50  -  $   2.50           227,373             $  1.50  -  $  2.50            227,421
             $  3.25  -  $   6.00            35,651             $  3.25  -  $  6.00            190,826
             $ 13.38  -  $  15.75            16,848             $ 13.38  -  $ 15.75             67,006
                                        -----------                                       ------------

                                            667,423                                            884,701
                                        ===========                                       ============

     There is no difference in basic and diluted earnings per share for the Company related to the three- month and nine-month periods ended September 30, 2002. The net loss per common share for this period excludes the number of common shares issuable upon exercise of outstanding stock options and warrants into the Company's common stock since such inclusion would be anti-dilutive.

4.   INVENTORY

     The components of inventory are as follows:

                                                     SEPTEMBER 30,           DECEMBER 31,
                                                         2002                    2001
                                                    --------------          --------------

               Materials and component parts        $      735,339          $      807,393
               Work in process                              24,515                    --
               Finished goods                              509,270                 623,515
                                                    --------------          --------------

                                                    $    1,269,124          $    1,430,908
                                                    ==============          ==============

5.   INTANGIBLE ASSETS

     The major classes of intangible assets are as follows:

                               SEPTEMBER 30, 2002          DECEMBER 31, 2001
                                  (UNAUDITED)
                               ------------------          -----------------

                                GROSS                     GROSS
                              CARRYING   ACCUMULATED     CARRYING    ACCUMULATED
                               AMOUNT    AMORTIZATION     AMOUNT     AMORTIZATION
                             ----------  ------------   ----------   ------------
     Patents and trademarks  $3,202,975    $331,928     $3,183,639    $122,697
     Non-compete agreements     603,880     113,227        603,880           -
     Acquired technology        245,131      26,264        245,131           -
                             ----------    --------     ----------    --------
        Total                $4,051,986    $471,419     $4,032,650    $122,697
                             ==========    ========     ==========    ========

     During the first nine months of 2002 and 2001, the Company recorded general and administrative expenses of $349,000 and $22,000, respectively, of intangible asset amortization expense. Of those amounts, $54,000 and $6,000, respectively, related to the impairment of patents and patent applications that were determined not to have ongoing value to the business.

     The estimated future amortization expense for the next five fiscal years is as follows:

                                          ESTIMATED
                                        AMORTIZATION
                                           EXPENSE
                                        ------------

     For the year ended 12/31/2003      $  402,346
     For the year ended 12/31/2004         404,451
     For the year ended 12/31/2005         406,662
     For the year ended 12/31/2006         258,012
     For the year ended 12/31/2007         260,449
                                        ----------
                                        $1,731,921
                                        ==========



6.   LINE OF CREDIT

     During February 2002, the Company entered into a line of credit facility with an investment management company. The facility provides for a maximum line of credit of $2.0 million and is fully collateralized by pledged cash and investments on deposit with the investment management company. Availability under the facility is based on advance rates varying from 80% to 92% of the underlying available collateral. Outstanding amounts under the facility bear interest at LIBOR plus 175 basis points. The facility expires in February 2007. There was $2.0 million outstanding under the line of credit as of September 30, 2002. The line of credit was fully paid off in October 2002.

7.   INCOME TAXES

     For the nine months ended September 30, 2001, the reversal of certain temporary differences related to accrued expenses and deferred revenue resulted in the generation of a loss for income tax purposes. The Company also generated a loss for income tax purposes for the first nine months of 2002. All of the Company's net deferred tax assets have been fully offset by a valuation allowance. No income tax effects are reflected in the statement of operations for the nine-month periods ended September 30, 2002 and 2001.

 8.  STOCK OPTIONS

     During the first nine months of 2002, the Board of Directors granted options to employees and certain directors of the Company to purchase 905,000 shares of common stock, exercisable at an average price of $0.42 per share, vesting over three years. During the same period, the Company cancelled 258,000 options, exercisable at an average price of $0.50 per share. As of September 30, 2002, the Company has 2.5 million options outstanding under three stock option plans. Of the outstanding options, 1.0 million options have vested as of September 30, 2002, at an average exercise price of $0.88 per share.

 9.  AGREEMENTS

     During January 2002, the Company completed a license agreement with the University of California, San Diego (UCSD) for a proprietary compound that the Company believes could be used as a lymph node locating agent in intraoperative lymphatic mapping (ILM) procedures. The license agreement is effective until the later of the expiration date of the longest-lived underlying patent or January 30, 2023. Under the terms of the license agreement, UCSD has granted the Company the exclusive rights to make, use, sell, offer for sale and import Licensed Products as defined in the agreement and to practice the defined Licensed Methods during the term of the agreement. The Company may also sublicense the Patent Rights, subject to the approval of certain sublicense terms by UCSD. In consideration for the license rights, the Company agreed to pay UCSD a license issue fee of $25,000 and license maintenance fees of $25,000 per year. The Company also agreed to pay UCSD milestone payments related to successful regulatory clearance for marketing of the Licensed Products, a royalty on Net Sales of Licensed Products subject to a $25,000 minimum annual royalty, fifty percent of all sublicense fees and fifty percent of sublicense royalties. The Company also agreed to reimburse UCSD for all patent-related costs. Patent-related costs for the first nine months of 2002 totaled $28,000 and were recorded in research and development expenses in the statement of operations.

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

10.  SEGMENT AND SUBSIDIARY INFORMATION

     The Company owns or has rights to intellectual property involving two primary types of medical diagnostic products, including gamma detection instruments currently used primarily in the application of intraoperative lymphatic mapping (ILM), and blood flow measurement devices.

     The information in the following table is derived directly from each segment's internal financial reporting used for corporate management purposes. Selling, general and administrative costs, including amortization, interest and other costs that relate primarily to corporate activity, are not currently allocated to the operating segments for financial reporting purposes.

    ($ AMOUNTS IN THOUSANDS)                              GAMMA          BLOOD
    THREE MONTHS ENDED SEPTEMBER 30, 2002               DETECTION         FLOW        UNALLOCATED         TOTAL
    -----------------------------------------------    ------------   -----------    -------------    ------------
    Net sales:
        United States(1)                               $      573     $     --        $     --        $      573
        International                                           2           --              --                 2
     License revenue and other                                345           --              --               345
     Research and development expenses                        248            313            --               561
     Selling, general and administrative expenses            --             --               824             824
     Income (loss) from operations(2)                          43           (313)           (824)         (1,094)
     Other income                                            --             --                11              11


     THREE MONTHS ENDED SEPTEMBER 30, 2001
    -----------------------------------------------

     Net sales:
        United States(1)                               $    1,578     $     --        $     --        $    1,578
        International                                          16           --              --                16
     License revenue and other                                325           --              --               325
     Research and development expenses                        153           --              --               153
     Selling, general and administrative expenses            --             --               539             539
     Income (loss) from operations(2)                         672           --              (539)            133
     Other income                                            --             --               268             268


    ($ AMOUNTS IN THOUSANDS)                              GAMMA          BLOOD
    NINE MONTHS ENDED SEPTEMBER 30, 2002                DETECTION         FLOW        UNALLOCATED         TOTAL
    -----------------------------------------------    ------------   -----------    -------------    ------------
    Net sales:
        United States(1)                               $    2,154     $     --        $     --        $    2,154
        International                                          62           --              --                62
     License revenue and other                              1,029           --              --             1,029
     Research and development expenses                        744          1,055            --             1,799
     Selling, general and administrative expenses            --             --             2,444           2,444
     Income (loss) from operations(2)                         674         (1,055)         (2,444)         (2,825)
     Other income                                            --             --                26              26


     NINE MONTHS ENDED SEPTEMBER 30, 2001
    -----------------------------------------------
     Net sales:
        United States(1)                               $    4,985     $     --        $     --        $    4,985
        International                                          84           --              --                84
     License revenue and other                              1,000           --              --             1,000
     Research and development expenses                        576           --              --               576
     Selling, general and administrative expenses            --             --             1,702           1,702
     Income (loss) from operations(2)                       2,008           --            (1,702)            306
     Other income                                            --             --               354             354

     1 All sales to EES are made in the United States. EES distributes the product globally through its international affiliates.
     2 Income (loss) from operations does not reflect the allocation of selling, general and administrative costs to the operating segments.

11.  NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS 141, any business combination initiated after June 30, 2001 must be accounted for as a purchase. For purchase business combinations that are consummated after June 30, 2001, goodwill and identifiable intangibles should be recorded and amortized in accordance with SFAS 142, i.e., goodwill and intangible assets with indefinite lives are not amortized and other identified intangibles are amortized. For any purchase business combination consummated on or before June 30, 2001, the accounting under APB 16 and APB 17 still applies. Goodwill and separately identifiable intangibles should be recorded and amortized until adopting SFAS 142, which is required for fiscal years beginning after December 15, 2001. A calendar year-end company would continue to amortize goodwill and all separately identifiable intangibles through December 31, 2001. Upon adoption of SFAS 142, a company would cease amortizing goodwill and separately identifiable intangibles with indefinite lives and amortize other identifiable intangibles in accordance with the guidelines set forth in the standard. The Company adopted SFAS 141 and SFAS 142 as of December 31, 2001 related to its acquisition of Cardiosonix. The adoption of these pronouncements resulted in recording $3.5 million of acquired intangible assets with a weighted average useful life of approximately 13 years. During the first nine months of 2002, the Company recorded $270,000 in amortization expense that is included in selling, general and administrative expenses, and recorded a purchase price adjustment of $24,000 to the contingent consideration liability related to net acquisition costs in excess of initial estimates.

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

     The Company adopted the provisions of SFAS 144 as of January 1, 2002. The impairment assessment for long-lived assets held for use under SFAS 144 is largely unchanged from SFAS 121. The provisions of SFAS 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. The adoption of SFAS 144 did not have a material effect on the Company's financial statements for the first nine months of 2002.

     In November 2001, the Emerging Issues Task Force of the FASB issued Topic D-103, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred. The FASB required Topic D-103 be applied in financial reporting periods beginning after December 15, 2001. Topic D-103 requires companies to characterize reimbursements received for out-of-pocket expenses as revenue. The adoption of Topic D-103 requirements resulted in the reclassification of the $125,000 per quarter reimbursement by our marketing partner, Ethicon Endo-Surgery, Inc. (EES), of certain research and development charges from research and development expenses to license revenue and other for all periods presented.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue for the first nine months of 2002 decreased $2.8 million to $3.2 million from $6.1 million for the same period in 2001. Research and development expenses during the first nine months of 2002 were $1.8 million or 42% of operating expenses for the period. Selling, general and administrative expenses were $2.4 million or 58% of operating expenses for the period. Overall, operating expenses for the first nine months of 2002 increased $2.0 million or 86% over the same period in 2001. The Company anticipates that total operating expenses for the fourth quarter of 2002 will be consistent with expenses for the first nine months of 2002.

Three months ended September 30, 2002 and 2001

Net Sales and Margins. Net product sales decreased $1.0 million or 64% to $575,000 during the third quarter of 2002 from $1.6 million during the same period in 2001. Gross margins on product sales for the third quarter of 2002 were -9% of net sales, as compared to 31% of net sales for the same period in 2001. Excluding the impairment of $214,000 of BlueTip(R) probe-related inventory that the Company did not believe had ongoing value to the business, gross margins in the third quarter of 2002 would have amounted to 28% of net sales.

The decline in net product sales was the result of lower overall demand for gamma detection devices during the third quarter of 2002 as compared to the same period in 2001. End customer (i.e., hospital) demand for the Company's neo2000(R) gamma detection devices appears to be slowing in 2002 as compared to 2001. In addition, BlueTip probes do not appear to be achieving the end customer acceptance originally anticipated when initial stocking orders for EES were delivered in the first and second quarters of 2001, and as a result, EES notified Neoprobe during the third quarter of its intent to shift product sales emphasis to the 14mm probe and away from the BlueTip probes during 2003. The decline in demand below EES's original expectations for neo2000 systems and BlueTip probes, coupled with purchases they were required to make under the terms of the Distribution Agreement, has resulted in an overstock position for probes and control units at EES. EES began to take steps to decrease the overstock position earlier in 2002. These steps have resulted in a combined decrease in Neoprobe's sales of BlueTip probes and 14mm probes of 72% during the third quarter of 2002 as compared to the prior year. Neoprobe's sales of control units were also affected by the decline in end customer demand, resulting in a net decrease of 63% in control unit sales over the two periods.

The decline in gross margins on product sales was primarily due to the impairment of $214,000 in BlueTip probe-related raw materials and finished components inventory. Excluding the effect of the inventory impairment, margins decreased slightly compared to the prior year due to changes in the product sales mix as noted above, with decreased sales volumes of higher-margin products surpassing the decrease in sales volumes of lower-margin products during the quarter.

The Company believes, based on EES's current purchase commitments and forecasts, that sales volumes for the fourth quarter of 2002 will be more consistent with first quarter 2002 levels and that EES will satisfy its minimum purchase obligations by the end of 2002. Despite the declines in demand, the Company believes, again based primarily on EES's current forecasts, that EES's overstock position for 14mm probes and control units will be substantially eliminated by the end of 2002 or early 2003 and that sales of 14mm probes and control units to EES should begin to increase later in 2003 once the overstock position has been eliminated. The Company expects gross margins on product sales for the fourth quarter of 2002 to be consistent with margins experienced during the first nine months of 2002.

License Revenue and Other. License revenue and other in the third quarters of 2002 and 2001 included $200,000 from the pro-rata recognition of license fees related to the distribution agreement with EES and $145,000 and $125,000, respectively, from the reimbursement by EES of certain product development costs.

Research and Development Expenses. Research and development expenses increased $408,000 or 266% to $561,000 during the third quarter of 2002 from $153,000 during the same period in 2001. The increase is primarily due to the product development efforts of Cardiosonix and $40,000 in separation costs related to a headcount reduction of gamma product line personnel in the third quarter of 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $285,000 or 53% to $824,000 during the third quarter of 2002 from $539,000 during the same period in 2001. The increase was primarily a result of the general and administrative costs incurred in the operation and support of Cardiosonix, $90,000 in amortization of intangible assets related to the acquisition of Cardiosonix, and $80,000 in impairment of production equipment and intellectual property that the Company did not believe had ongoing value to the business, offset by decreases in certain overhead costs, such as bad debts and warranty expense.

Other Income. Other income decreased $257,000 or 96% to $11,000 during the third quarter of 2002 from $268,000 during the same period in 2001. Other income during the third quarter of 2002 consisted primarily of interest income. The Company's interest income decreased because the Company maintained a lower balance of cash and investments during the third quarter of 2002 as compared to the same period in 2001.

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

Nine months ended September 30, 2002 and 2001

Net Sales and Margins. Net product sales decreased $2.9 million or 56% to $2.2 million during the first nine months of 2002 from $5.1 million during the same period in 2001. Gross margins on net product sales for the first nine months of 2002 were 18% of net sales, as compared to 31% of net sales for the same period in 2001. Excluding the impairment of $214,000 of BlueTip probe-related inventory that the Company did not believe had ongoing value to the business, gross margins for the first nine months of 2002 would have amounted to 27% of net sales.

The decline in net product sales was the result of lower overall demand for gamma detection devices during the first nine months of 2002 as compared to the same period in 2001. End customer (i.e., hospital) demand for the Company's neo2000 gamma detection devices appears to be slowing year-to-date in 2002 as compared to 2001. In addition, BlueTip probes do not appear to be achieving the end customer acceptance originally anticipated when EES's initial stocking orders were delivered in the first half of 2001, and as a result, EES notified Neoprobe during the third quarter of its intent to shift product sales emphasis to the 14mm probe and away from the BlueTip probes during 2003. The decline in demand below EES's original expectations for neo2000 systems and BlueTip probes, coupled with purchases they were required to make under the terms of the Distribution Agreement, has resulted in an overstock position for probes and control units at EES. In connection with delays in the transfer of manufacturing of the neo2000 systems to a new contract manufacturer during the first quarter of 2002, the Company began working with EES during the first quarter of 2002 to decrease their overstock position. The steps taken have resulted in a combined decrease in Neoprobe's sales of BlueTip probes and 14mm probes of 84% during the first nine months of 2002 as compared to the prior year. Neoprobe's sales of control units were also affected by the decline in demand, resulting in a net decrease of 19% in control unit sales over the two periods.

The decline in gross margins on product sales was primarily due to the impairment of $214,000 in BlueTip probe-related raw materials and finished components inventory. Excluding the effect of the inventory impairment, margins decreased slightly due to changes in the product sales mix as noted above with decreased sales volumes of higher-margin products surpassing the decrease in sales volumes of lower-margin products during the first nine months of 2002.

License Revenue and Other. License revenue and other in the first nine months of 2002 and 2001 included $600,000 from the pro-rata recognition of license fees related to the distribution agreement with EES and $429,000 and $375,000, respectively, from the reimbursement by EES of certain product development costs. License revenue and other in the first nine months of 2001 also included $25,000 from the recognition of milestone fees related to an option agreement to license certain of the Company's RIGS(R) technology.

Research and Development Expenses. Research and development expenses increased $1.2 million or 212% to $1.8 million during the first nine months of 2002 from $576,000 during the same period in 2001. The increase is primarily due to the product development efforts related to the Cardiosonix line of blood flow products, $93,000 in gamma detection drug development costs, and $40,000 in separation costs related to a headcount reduction of gamma product line personnel in the third quarter of 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $742,000 or 44% to $2.4 million during the first nine months of 2002 from $1.7 million during the same period in 2001. The increase was primarily a result of the general and administrative costs incurred in the operation and support of Cardiosonix, $270,000 in amortization of intangible assets related to the acquisition of Cardiosonix, increased consulting and professional services incurred by the Company related to Cardiosonix, the transfer of manufacturing of certain components of the neo2000 gamma detection system to a new contract manufacturer, and $125,000 in impairment of production equipment and intellectual property that the Company did not believe had ongoing value to the business. These increases were offset by decreases in certain overhead costs, such as bad debts and warranty expense.

Other Income. Other income decreased $327,000 or 93% to $26,000 during the first nine months of 2002 from $354,000 during the same period in 2001. Other income during the first nine months of 2002 consisted primarily of interest income. The Company's interest income decreased because the Company maintained a lower balance and received a lower interest rate on its cash and investments during the first nine months of 2002 as compared to the same period in 2001, consistent with marketplace activity over the two periods.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Cash used in operations increased $2.9 million to $2.5 million during the first nine months of 2002 from $398,000 provided by operations during the same period in 2001. Working capital decreased $2.7 million to $1.4 million at September 30, 2002 as compared to $4.1 million at December 31, 2001. The current ratio decreased to 1.4:1 at September 30, 2002 from 2.7:1 at December 31, 2001. The decrease in working capital was primarily related to cash used to fund development activities.

Cash and investment balances decreased to $3.3 million at September 30, 2002 from $4.3 million at December 31, 2001, primarily due to the requirements of supporting the operations of Cardiosonix and the decrease in net sales during the first nine months of 2002.

Accounts receivable decreased to $420,000 at September 30, 2002 from $561,000 at December 31, 2001. The Company expects receivable levels to continue to fluctuate somewhat during the remainder of 2002 depending on the timing of purchases and payments by EES.

Inventory levels decreased to $1.3 million at September 30, 2002 as compared to $1.4 million at December 31, 2001, primarily due to the write-off of $214,000 of inventory that the Company did not believe had ongoing value to the business, offset by partial replenishment of our control unit safety stock following a manufacturing transfer in the first quarter and acquiring materials in preparation for production of blood flow products. During the remainder of 2002, we will continue to work through our carryover stock of certain long-lead gamma device components that were built up during 2001 as a result of quantity price breaks. We expect inventory levels to increase slightly in the fourth quarter as the use of these long-lead components is offset by the building of initial inventory of blood flow products in preparation for commercial launch.

The Company had previously indicated it would spend a net amount of $3.5 million during 2002, primarily in support of development of its blood flow product line. The Company believes this goal is still achievable despite the declines in revenue from its original expectations, and to that end, made certain organizational changes early in the third quarter in the resources that support its gamma detection product line in order to keep its cash needs for the remainder of 2002 in line with original expectations.

Investing Activities. Cash used in investing activities increased to $1.8 million during the first nine months of 2002 from $65,000 during the same period in 2001. During the first nine months of 2002, the Company invested in $2.5 million of available-for-sale securities, offset by sales and maturities of available-for-sale securities of $1.0 million. Capital expenditures in the first nine months of 2002 were primarily for purchases of production tools and equipment, product development equipment, and technology infrastructure. Capital expenditures in the first nine months of 2001 were split between purchases of production tools and equipment and technology infrastructure. Capital needs for the remainder of 2002 are expected to decrease somewhat as compared to the fourth quarter of 2001.

Financing Activities. Financing activities provided $1.8 million in cash in the first nine months of 2002 versus $113,000 used during the same period in 2001. During the second and third quarters of 2002, the Company drew $2.0 million under a line of credit primarily to fund the development activities of Cardiosonix. Payments of notes payable were 54% higher during the first nine months of 2002 as compared to the same period in 2001, due to the increased cost of financed insurance.

On November 19, 2001, the Company entered into a common stock purchase agreement with an investment fund, Fusion Capital Fund II, LLC (Fusion) for the issuance and purchase of Neoprobe common stock. Under the stock purchase agreement, Fusion committed to purchase up to $10 million of Neoprobe common stock over a forty-month period that commenced in May 2002. A registration statement registering for resale of up to 5 million shares of Neoprobe common stock was declared effective on April 15, 2002. The Company will be able to request daily draw downs, subject to a daily base amount, currently set at $12,500. The number of shares the Company is to issue to Fusion in return for that money will be based on the lower of (a) the closing sale price for Neoprobe common stock on the day of the draw request or (b) the average of the three lowest closing sales prices during a twelve day period prior to the draw request. No shares may be sold to Fusion at lower than a floor price currently set at $0.30, but in no case below $0.20 without Fusion's prior consent. Upon execution of the common stock purchase agreement, the Company issued 449,438 shares of Neoprobe common stock to Fusion as a commitment fee. Market conditions (i.e., share price) have effectively prohibited the Company from drawing funds under the Fusion facility during the first nine months of 2002, and in the absence of a change in those conditions, the Fusion facility is unlikely to be drawn on in the foreseeable future.

During February 2002, the Company entered into a line of credit facility with an investment management company. The facility provides for a maximum line of credit of $2.0 million and is fully collateralized by pledged cash and investments on deposit with the investment management company. Availability under the facility is based on advance rates varying from 80% to 92% of the underlying available collateral. Outstanding amounts under the facility bear interest at LIBOR plus 175 basis points. The facility expires in February 2007. There was $2.0 million outstanding under the line of credit as of September 30, 2002. The line of credit was fully paid off during October 2002.

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

 Throughout 2002, Neoprobe has made minor modifications to its operating plan and cut or delayed planned expenditures as a result of delays in its ability to obtain additional sources of funding. To this point, such changes and cuts have not had a significant impact on Neoprobe's ability to meet the operational milestones it set at the beginning of the year. The Company continues to believe it has adequate funding to finance its planned operations through the end of 2002 and into 2003. The Company is in discussions with several potential financing sources; however, there can be no assurance that additional capital will be available on acceptable terms, if at all. If additional funding is not secured in the near future, the Company will have to further modify and/or significantly curtail its current strategic and operating plans. There can be no assurance that the Company will be able to achieve significant product revenues from its current or potential new products. In addition, there can be no assurance that the Company will achieve profitability again in the future.

FORWARD-LOOKING STATEMENTS

Our company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in this report and other Company filings with the Securities and Exchange Commission and in our reports to shareholders. Statements that relate to other than strictly historical facts, such as statements about our plans and strategies, expectations for future financial performance, new and existing products and technologies, and markets for our products are forward-looking statements. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and other similar expressions identify forward-looking statements. The forward-looking statements are and will be based on our management's then-current views and assumptions regarding future events and operating performance, and speak only as of their dates. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors including, but not limited to, our company's limited revenues, accumulated deficit, future capital needs, uncertainty of capital funding, dependence on limited product line and exclusive distributor, uncertainty of market acceptance, competition, limited marketing and manufacturing experience, and other risks detailed in our company's most recent Annual Report on Form

10-KSB and other Securities and Exchange Commission filings. We undertake no obligation to publicly update or revise any forward-looking statements.

ITEM 3. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer, along with the Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in its periodic SEC filings.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls subsequent to the date of this evaluation.

                           PART II - OTHER INFORMATION



ITEM 4. Submission of Matters to a Vote of Security Holders.

(a) Neoprobe Corporation reconvened its Annual Meeting of Stockholders on July 19, 2002, for the purpose of increasing the authorized number of shares of the Company's stock.

(b) The table shows the voting tabulation for each matter voted upon at the reconvened Annual Meeting of Stockholders.

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


ITEM 6. Exhibits and Reports on Form 8-K

(a)      LIST OF EXHIBITS

          99.     ADDITIONAL EXHIBITS

          Exhibit 99.1 Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

          Exhibit 99.2 Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

(b)       REPORTS ON FORM 8-K

          None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        NEOPROBE CORPORATION
                        (the Company)
                        Dated: November 13, 2002

                        By: /s/ DAVID C. BUPP
                          ------------------------------------------

                        David C. Bupp
                        President and Chief Executive Officer
                        (duly authorized officer; principal executive officer)

                        By: /s/ BRENT L. LARSON
                          ------------------------------------------

                        Brent L. Larson
                        Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)

                                 CERTIFICATIONS


I, David C. Bupp, certify that:

        1. I have reviewed this quarterly report on Form 10-QSB of Neoprobe Corporation;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        /s/ David C. Bupp
                                      ------------------------------------------
                                      David C. Bupp
                                      President and Chief Executive Officer
November 13, 2002

I, Brent L. Larson, certify that:

        1. I have reviewed this quarterly report on Form 10-QSB of Neoprobe Corporation;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                  /s/ Brent L. Larson
                                  --------------------------------------------
                                  Brent L. Larson
                                  Vice President, Finance and
                                  Chief Financial Officer
November 13, 2002