Form 10KSB
period 2002-12-31
NEOPROBE CORP
filed 2003-03-31
CIK 810509

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                   FORM 10-KSB

(Mark One)
|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934 For the fiscal year ended: December 31, 2002

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _________________ to _______________.

                         Commission file number: 0-26520
                              NEOPROBE CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            DELAWARE                                       31-1080091
-----------------------------------         -----------------------------------
   (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

425 Metro Place North, Suite 300, Dublin, Ohio           43017-1367
----------------------------------------------  -------------------------------
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

                                 Yes |X| No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for the fiscal year ended December 31, 2002 were $4,920,940.

The aggregate market value of shares of common stock held by non-affiliates of the registrant on March 7, 2003 was $4,435,968.

The number of shares of common stock outstanding on March 25, 2003 was 38,589,009.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|


                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

DEVELOPMENT OF THE BUSINESS

Neoprobe Corporation (Neoprobe or we) is a biomedical technology company that provides innovative surgical and diagnostic products that enhance patient care by meeting the critical decision-making needs of healthcare professionals. We were originally incorporated in Ohio in 1983 and reincorporated in Delaware in 1988. Our executive offices are located at 425 Metro Place North, Suite 300, Dublin, Ohio 43017. Our telephone number is (614) 793-7500.

From our inception through the end of 2001, we devoted substantially all of our efforts and resources to the research and clinical development of innovative systems for the intraoperative diagnosis and treatment of cancers. Following an evaluation of our business plan during early 2001, however, we determined that we needed to expand our product portfolio and consider synergistic products outside the cancer or oncology fields.

In December 2001, we acquired Biosonix Ltd., a private Israeli company limited by shares. In February 2002, Biosonix Ltd. changed its name to Cardiosonix Ltd. (Cardiosonix). Cardiosonix is developing and commercializing a unique line of blood flow measurement devices for a variety of diagnostic and surgical applications. The decision to expand beyond our product focus on oncology was based on our belief that the technology platform underlying the Cardiosonix line of products has tremendous market potential and has a number of commonalities with our gamma detection device product line. We intend to take advantage of those synergies in the development, regulation and manufacture of Cardiosonix' devices. We believe that the path of market adoption for the Cardiosonix devices will be similar to the path we have experienced with our gamma detection devices.

Although we have expanded our strategic focus to include blood flow medical devices, we intend to continue many of the strategies outlined in prior years related to the internal development of gamma detection medical devices and to continue promoting development of our other complementary technologies through strategic partnerships and alliances. Our primary goals are to maximize the market potential of Cardiosonix' blood flow products as leaders in the measurement of blood flow in both clinical and surgical settings to supplement our leadership position in the current intraoperative gamma detection market.

OUR TECHNOLOGY

GAMMA DETECTION DEVICES

Through 2002, substantially all of our revenue has been generated from the sale of a line of gamma radiation detection devices and related products used by surgeons in the diagnosis and treatment of cancer and related diseases. Our currently marketed line of gamma detection devices has been cleared by the U.S. Food and Drug Administration ( U.S. FDA) and other international regulatory agencies for marketing and commercial distribution throughout most major global commercial markets.

Our patented gamma detection devices consist of hand-held detector probes and a control unit. The detection device in the tip of the probe is a highly radiosensitive crystal that relays a signal through a preamplifier to the control unit to produce both a digital readout and an audible signal. The detector element fits into a housing approximately the size of a pocket flashlight. The NEO2000(R) Gamma Detection System, originally released in 1998, is the third generation of our gamma detection systems. The NEO2000 is designed as a platform for future growth of our instrument business. The NEO2000 is software upgradeable and is designed to support future surgical targeting probes without the necessity of costly remanufacture. Since 1998, we have developed two software releases that are currently available for upgrade of customer units. We anticipate a third major release will be made available during the second quarter of 2003.

Surgeons are using our gamma detection systems in a surgical application referred to as sentinel lymph node biopsy (SLNB) or intraoperative lymphatic mapping (lymphatic mapping or ILM). ILM helps trace the lymphatic patterns in a cancer patient to evaluate potential tumor drainage and cancer spread in lymphatic tissue. The technique does not detect cancer; rather it helps surgeons identify the lymph node(s) to which a tumor is likely to drain and spread. The lymph node(s) (sometimes referred to as the "sentinel" node(s)) may provide critical information about the stage of a patient's disease. ILM begins when a patient is injected at the site of the main tumor with a commercially available radioactive tracing agent. The agent is intended to follow the same lymphatic flow as the cancer would if it had metastasized. The surgeon may then track the agent's path with a hand-held gamma-radiation-detection probe, thus following the potential avenues of metastases and identifying lymph nodes to be biopsied for evaluation and determination of cancer spread.

Numerous clinical studies, involving a total of nearly two thousand patients and published in peer-review medical journals such as Oncology (January 1999) and The Journal of The American College of Surgeons (December 2000), have indicated ILM is approximately 97% accurate in predicting the presence or absence of disease spread in melanoma or breast cancers. Consequently, it is estimated that more than 80% of women who would otherwise have undergone full axillary lymph node dissections (ALND), involving the removal of as many as 20 - 30 lymph nodes, might be spared this radical surgical procedure if the sentinel node was found to be free of cancer. Surgeons practicing ILM have found that our gamma-detection probes are well suited to the procedure.

Lymphatic mapping has become the standard of care for treating patients with melanoma at many institutions. For breast cancer, the technique appears to be moving toward standard of care status at major cancer centers and is the subject of national and international clinical trials, including studies sponsored by the U.S. Department of Defense, the National Cancer Institute and the American College of Surgeons. While we believe many thought leaders in surgical oncology have adopted lymphatic mapping, the rate of growth in the application of ILM appears to have slowed over the past two years, thus affecting the demand for our gamma detection devices. We believe this is due to a number of surgeons delaying adoption of lymphatic mapping pending the outcome of these important trials. We are also concerned that the completion of these trials may be delayed because some patients participating in clinical trials may perceive that if they are assigned to a particular study's control group and receive a full ALND, that they may not be receiving the best and latest care. We continue to monitor these trials and we continue to work with our marketing partners and thought leaders in the surgical community to set up and support training courses internationally for lymphatic mapping. Courses showcasing our instruments continue to be held at many nationally and internationally renowned cancer-specializing and teaching institutions. These courses appear to be positively impacting the adoption of lymphatic mapping, albeit not as rapidly as we would like to see.

In addition to lymphatic mapping, surgeons are investigating the use of our device for other gamma guided surgery applications, such as evaluating the thyroid function, in determining the state of disease in patients with vulvar and penile cancers, and in SLNB in gastric and non-small cell lung cancers. At the 3rd International Conference on Lymphatic Mapping held in Japan in 2002, over half of the presentations were related to investigations of the use of ILM in applications other than breast cancer and melanoma.

Expanding the application of ILM beyond the current primary uses in the treatment of breast cancer and melanoma is the primary focus of our strategy regarding our gamma guided surgery products. To support that expansion, we continue to work with our marketing and distribution partners to develop software-based enhancements to the NEO2000 platform as well as probes such as the laparoscopic probe introduced in 2002 that supports the minimally invasive emphasis in today's practice of surgery. To that end, our primary goals for our gamma device business for 2003 center around working with our marketing partners to improve the market position of our laparoscopic approach and increase awareness of independent research being done to expand the application of ILM to other indications.

BLOOD FLOW DEVICES

Accurate blood flow measurement is required for various clinical needs, including:

     - real-time monitoring;
     - intra-operative quantification;
     - non-invasive diagnostics; and
     - evaluation of cardiac function.

Currently, the medical community has no simple, immediate, real-time means to quantify the adequacy of organ perfusion, that is, the direct measurement of blood flow into the organ. Devices do exist that visually show perfusion of a target organ. We are unaware, however, of any device that provides an accurate, real-time measurement of blood flow in as many applications without having to isolate target vessels or conduct other invasive procedures.

In addition, blood flow velocity measurements are often confused with volume blood flow. These two variables, however, are normally different parameters that respond differently to pathological conditions and provide different data. Blood flow velocity is used primarily for determining the existence of a stenosis (narrowing or obstruction) in the vascular surgery setting, while the applications of blood flow volume have potential impact across a much broader range of medical disciplines.

Cardiosonix is developing and commercializing the QUANTIX(TM) line of products that employ a unique and proprietary Angle-independent Doppler Blood Flow (ADBF(TM)) technology that allows for blood flow volume and velocity readings. Most current applications of Doppler technology to blood flow measurement are angle-dependent and therefore more prone to estimation errors and potential inaccuracy. ADBF eliminates calculation estimation and permits real-time measurement of volume blood flow.

The ADBF technology utilizes a special application of the Doppler method through simultaneous projection of a combination of narrow beams with a known angle between them. Thus, based on trigonometric and Doppler considerations, the angle of insonation can be obtained, resulting in accurate, angle-independent blood flow velocity measurements that do not require the use of complicated, expensive imaging systems. In order to obtain high-resolution velocity profiles, the QUANTIX devices use a multi-gated pulse wave Doppler beam. With this method, specific sample volumes along the ultrasound beam can be separately evaluated, and the application of a flow/no flow criterion can be applied. The Cardiosonix technology applies a special use of digital Doppler technology, which with the digital signal processing power of the system allows hundreds of sample volumes to be sampled and processed simultaneously, thus providing high resolution velocity profiles for both angle and vascular diameter calculations, and subsequently volume blood flow measurements. At present, Cardiosonix has two products in the early stages of commercialization and one still in development that are designed to provide blood flow measurement and cardiac output information to physicians in cardiac/vascular surgery, neurosurgery and critical care settings.

QUANTIX/ND(TM) is designed to allow neurosurgeons and neurologists, as well as intensive care unit or emergency room physicians, to non-invasively measure carotid artery blood flow in a simple and real-time manner. QUANTIX/ND consists of a control unit and an angle-independent ultrasound probe that obtains signals directly from the carotid artery in a non-invasive manner. QUANTIX/ND is designed primarily for use in monitoring head trauma patients in neuro-intensive care units and emergency rooms. Periodic blood flow measurements minimize the risk of brain impairment. We are unaware of any measurement system on the market today that provides real-time, bedside, non-invasive, continuous, direct and accurate measurements of complete hemodynamic parameters including blood flow. Other modalities that do monitor capabilities of the brain are significantly more invasive, expose the patient to incremental risk or are inherently complicated, offering only indirect estimation of perfusion conditions. Some medical devices use an estimated measurement of blood flow velocity to create an index of blood flow but do not account for instantaneous changes in vascular cross-sectional area. In most competing devices, however, blood flow velocity is angle-dependent and cannot be measured accurately. The QUANTIX/ND device, as well as its predecessor device, the FlowGuard(TM), has received CE mark regulatory clearance for marketing in the European Union (EU) as well as

U.S. FDA 510(k) clearance for marketing in the United States. Neoprobe has begun commercial shipment of the QUANTIX/ND to distributors in Europe and Asia.

QUANTIX/OR(TM) is designed to permit cardiovascular surgeons and assisting physicians to obtain intraoperative volume blood flow readings in various targeted blood vessels within seconds. The system consists of an angle-independent ultrasound probe and digital numerical displays of blood flow rate. Thus, the surgeon obtains immediate, real-time and quantitative readings while focused on the target vessel. Quantifying blood flow is crucial during anastomostic or other bypass graft procedures to determine adequate blood flow. While measurement is advisable whenever a blood vessel is exposed intra-operatively, generally this is not the current practice.

Ultimately, in practice, the surgeon generally resorts to using his eyes and fingers in a process called finger palpation to qualitatively assess vessel flow. The QUANTIX/OR offers the surgeon immediate and simple quantitative assessment of blood flow in multiple blood vessels and grafts. The primary advantage of finger palpation is that it is fast and simple; the disadvantages are that it requires a good deal of experience, it is difficult to perform in vessels embedded in tissue, it can become difficult to interpret in large vessels, and it permits only a very qualitative and subjective assessment. A significant partial occlusion (or even a total occlusion) will result in a significant vessel "inflation" and strong palpations that could mislead the surgeon. Instead of such a subjective clinical practice that is highly experience-dependent, the QUANTIX/OR is designed to allow the surgeon to rely on more evidence-based medicine.

We believe that QUANTIX/OR represents a significant improvement over existing technologies to directly measure blood flow intraoperatively. Other technologies that attempt to measure intraoperative blood flow directly are generally more invasive and are impractical when multiple vessel measurements are required. They are, therefore, not used routinely in the operating room, so surgeons most often resort to finger palpation to qualitatively, rather than quantitatively, measure vessel perfusion. The QUANTIX/OR device has received CE mark regulatory clearance for marketing in the EU and is pending U.S. FDA 510(k) clearance for marketing in the United States.

QUANTIX/TE(TM) is being designed as a transesophageal cardiac function monitor for measuring blood flow in the descending aorta in critical care settings. The system employs a special transesophageal catheter for quantitative assessment of blood flow in the descending aorta for cardiac output calculations. The system is designed for bedside use in intensive care settings. Cardiac output and function monitoring is essential in critical care and trauma patients. The procedure of transesophageal monitoring is a well-recognized clinical modality, particularly for echocardiography of the heart. Only highly invasive methods of cardiac output via thermodilution techniques are currently available, or indirect and non-invasive methods such as bioimpedance with an unknown degree of clinical significance. The QUANTIX/TE is not currently cleared for commercial sale in any market.

Our strategy related to Cardiosonix products for 2003 has four primary objectives:

-        to obtain regulatory clearance to market the QUANTIX/OR in the U.S.;

- to promote and expand the critical evaluation of the QUANTIX/ND and QUANTIX/OR with thought leaders in the neurosurgical and cardiac arenas;

- to secure and train additional marketing and distribution partners for key global markets for the QUANTIX/ND and QUANTIX/OR devices; and,

- to achieve commercial sales of Cardiosonix' Quantix products beyond demonstration unit sales which would demonstrate the initial market acceptance of the products.

We cannot assure you, however, that any of Cardiosonix' products will achieve additional regulatory clearance, or if cleared, that such products will achieve market acceptance. See also Risk Factors.

THE LYMPHOSEEK(TM) PROCEDURAL PRODUCT

Our gamma detection devices are primarily capital in nature; as such, they generate revenue only on the initial sale. To complement the one-time revenue stream related to capital products, we are working on developing recurring revenue or "procedural" products that would generate revenue based on each procedure in which they were used. Our primary efforts in this area involve an exclusive worldwide license agreement with the University of California, San Diego (UCSD) for a proprietary compound we refer to as Lymphoseek. We believe Lymphoseek, if proven effective, could be used as a lymph node locating agent in ILM procedures. Neoprobe and UCSD completed pre-clinical evaluations of Lymphoseek in 2001 and completed a Phase I trial in the treatment of breast cancer in humans. The initial Phase I studies of Lymphoseek in breast cancer were funded through a research grant from the Susan G. Komen Breast Cancer Research Foundation. Preliminary results from the Phase I breast trial were presented at the Spring 2002 meeting of the Society of Nuclear Medicine.

A Phase II clinical trial in melanoma patients is underway and is expected to be completed during the second or third quarter of 2003. The Phase II melanoma trial is being funded through a research grant from the American College of Surgeons. Our discussions held to date with potential strategic partners to assist in the further development and commercialization of Lymphoseek have focused on gaining a better understanding of the regulatory approval process related to Lymphoseek. As such, following the completion of the Phase II melanoma trial, we intend to prepare for and request a meeting with the U.S. FDA to discuss the regulatory approval process and determine the objectives for the next clinical trial involving Lymphoseek. We cannot assure you, however, that any such products will achieve regulatory approval, or if approved, that such products will achieve market acceptance. See also Risk Factors.

THE RIGS(R) TECHNOLOGY

Our radioimmunoguided surgery (RIGS) system is an investigational technology that combines our patented hand-held gamma radiation detection probe, proprietary disease-specific radiolabeled cancer targeting agents, and a patented surgical method to provide surgeons with real-time information to locate tumor deposits that may not be detectable by conventional methods, and to assist in more thorough removal of the cancer. Before surgery, a cancer patient is injected with one of the targeting agents, which circulates throughout the patient's body and binds specifically to cancer cell antigens or receptors. Concentrations of the targeting agent are then located during surgery by our gamma-detection instrument, which emits an audible tone to direct the surgeon to targeted tissue.

We conducted several clinical trials related to the first generation drug of our RIGS technology in past years, but were unsuccessful in gaining the necessary regulatory approvals. Since discontinuing internal development efforts in 1998, we have been working to secure a partner to assume financial and regulatory responsibility for the ongoing development of the RIGS technology. While we continue to be interested in obtaining a development partner, we have engaged an investment banking firm to help us sell or license our RIGS assets in the event a partner is not identified.

At this time, we cannot assure you that any potential development partner will have a continuing interest in developing the RIGS technology. In addition, should such a partner ultimately decide to move forward with development of a RIGS product and be able to reach a satisfactory agreement, we believe that it would take at least four to five years to complete development, regulatory and commercialization activities for a RIGS product. We cannot assure you, however, that we will be able to complete license or sales agreements with another development partner for the RIGS technology on terms acceptable to us, or at all. Also, we cannot assure you that the regulatory authorities will clear our RIGS products for marketing, or that any such products will be successfully introduced or achieve market acceptance. See also Risk Factors.

ACTIVATED CELLULAR THERAPY

We have performed early stage research on another technology platform, activated cellular therapy (ACT), based on work originally done in conjunction with the RIGS technology. ACT is intended to boost the patient's own immune system by removing lymph nodes identified during surgery and then, in a cell processing technique, activating and expanding "helper" T-cells found in the nodes. Within 10 to 14 days, the patient's own immune cells, activated and numbering more than 20 billion, are infused into the patient in an attempt to trigger a more effective immune response to the cancer.

During the second quarter of 2001, we announced a research collaboration with Aastrom Biosciences (Aastrom) intended to determine whether Aastrom's Replicell(TM) system would be able to duplicate cell expansion results experienced in previous Phase I clinical testing of our ACT technology for oncology. Unfortunately, we experienced delays in completing the evaluation in 2001 due to a lack of available tissue for testing purposes and since that time have not had the funding available to move the research forward. We engaged the same investment banking firm as we did for the RIGS technology to assist us in identifying parties to license or purchase the ACT technology. We do not know if a partner will be identified on a timely basis, on terms acceptable to us, or at all. We do not intend to fund any significant ACT-related research and development without a partner. We cannot assure you that any ACT products will be successfully developed, tested or licensed, or that any such products will gain market acceptance. See also Risk Factors.

MARKET OVERVIEWS

The medical device marketplace is a fast-growing market. Medical Device & Diagnostic Industry magazine reports an annual medical device and diagnostic market of $75 billion in the U.S. and $169 billion internationally.

CANCER MARKET OVERVIEW

Cancer is the second leading cause of death in the U.S. and Western Europe and is responsible for over half a million deaths annually in the U.S. alone. The National Institutes of Health (NIH) estimate the overall annual costs for cancer (the primary focus of our products) for the U.S. in the year 2002 at $171.6 billion: $60.9 billion for direct medical costs, $15.5 billion for indirect morbidity, and $95.2 billion for indirect mortality. Our line of gamma detection systems is currently used primarily in the application of ILM in breast cancer and melanoma which, according the American Cancer Society (ACS), are expected to account for 16% and 4%, respectively, of new cancer cases in the U.S. in 2003.

NIH has estimated that breast cancer will annually affect approximately 500,000 women in North America, Western Europe, and other major economic markets. Breast cancer is the leading cause of death from cancer in the United States among the 30 million women between the ages of 40 and 55 and the second leading cause of death from cancer among all women. According to the ACS, over 200,000 new cases of invasive breast cancer are expected to be diagnosed and over 40,000 women are expected to die from the disease during 2003 in the U.S. alone. The incidence of breast cancer increases with age, rising from about 100 cases per 100,000 women at age 40 to about 400 cases per 100,000 women at age 65. Thus, we believe that the significant aging of the population, combined with improved education and awareness of breast cancer and diagnostic methods, will lead to an increased number of breast cancer surgical diagnostic procedures.

Approximately 80% of the patients diagnosed with breast cancer undergo a lymph node dissection (either ALND or SLNB) to determine if the disease has spread. While many breast cancer patients are treated in large cancer centers or university hospitals, regional and/or community hospitals currently treat the majority of breast cancer patients. Over 10,000 hospitals are located in the markets targeted for our gamma detection ILM products. While we are aware of no published statistics on the number of institutions that currently are using gamma detection devices in ILM, we believe that approximately fifty percent of the total potential global market for gamma detecting devices remains to be penetrated at this time. However, if the potential of Lymphoseek as a radioactive tracing agent is ultimately realized, it has the potential to address not only the current breast and melanoma markets on a procedural basis, but to also assist in the clinical evaluation and staging of solid tumor cancers and expanding ILM to additional indications, such as gastric, non-small cell lung and other solid tumor cancers.

BLOOD FLOW MARKET OVERVIEW

Cardiovascular disease is the number one killer of men and women in the U.S. and in a majority of countries in the rest of the world that track such statistics. In the U.S. alone, the Centers for Disease

Control (CDC) estimated that there were over 65 million physician office visits and over 6.8 million outpatient department visits in 2000 with a primary diagnosis of cardiovascular disease. The CDC registered over 5.9 million inpatient cardiovascular procedures in the U.S. during 2000 that directly involve cardiovascular circulation. We, as well as our competitors and other industry analysts, generally estimate the rest of the world's incidence of such modalities at roughly twice U.S. estimates.

The American Heart Association (AHA) estimates the total cost of cardiovascular diseases and stroke in the United States will exceed $350 billion in 2003. A substantial portion of these expenditures is expected to be for non-invasive image and intravascular examination. In 1999, these modalities, employed in approximately 99 million diagnostic procedures, generated more than $2.4 billion worldwide in product sales. Industry analysts have also estimated the worldwide market for multi-functional patient monitoring equipment totaled $6.6 billion in 1999. This market is forecasted to grow at a compound annual rate of 11.5% over the next five years.

We have identified three distinct markets within the hospital setting for Cardiosonix' products:

         -        non-invasive diagnostics (QUANTIX/ND);

         -        intraoperative assessment (QUANTIX/OR); and

         -        critical care monitoring (QUANTIX/TE).

The American Hospital Association has estimated there are approximately 6,000 hospitals in the U.S., over half of which house one hundred beds or more (i.e., large hospitals). The American Association of Operating Room Nurses has estimated there are approximately 30,000 operating rooms in the U.S. Based on these estimates and information obtained from industry sources and data published by our competitors and other medical device companies, we estimate that the worldwide totals for hospitals and operating rooms to be approximately two to two-and-a-half times the U.S. totals.

Based on the above number of institutions, assuming the larger hospitals could use two or more systems of each type to support their activities, and assuming we are able to achieve market prices that are comparable to what our competitors are achieving (currently averaging $25,000 to $30,000 per system), we believe the worldwide market potential for blood flow measurement products, such as those being developed by Cardiosonix, to be more than $1.5 billion. We believe that gaining even a modest share of this market would result in significant annual revenues for our company. We cannot assure you, however, that Cardiosonix products will achieve market acceptance and generate the level of sales or prices anticipated.

MARKETING AND DISTRIBUTION

GAMMA DETECTION DEVICES

We began marketing the current generation of our gamma detection systems, the NEO2000, in October 1998. Since October of 1999, our gamma detection systems have been marketed and distributed throughout most of the world through Ethicon Endo-Surgery, Inc. (EES), a Johnson and Johnson company. In Japan, however, we market our products through a pre-existing relationship with Century Medical, Inc. (CMI).

The heart of the NEO2000 system is a control unit that is software-upgradeable, permitting product enhancements without costly remanufacturing. Since the original launch of the NEO2000 system, we have introduced an enhanced version of our 14mm reusable probe optimized for lymphatic mapping procedures and a laparoscopic probe intended for certain minimally invasive procedures. We have also developed three major software version upgrades for the system that have been or will soon be made available to customers. We intend to continue developing additional ILM-related probes and instrument products in cooperation with EES to maintain our leadership position in the ILM field.

Physician training is critical to the use and adoption of ILM products by surgeons and other medical professionals. Our company and our marketing partners have established relationships with leaders in the

ILM surgical community and have established and supported training courses internationally for lymphatic mapping. We intend to continue to work with our partners to expand the number of ILM training courses available to surgeons.

We entered into our current distribution agreement with EES effective October 1, 1999 for an initial five-year term with options to extend for two successive two-year terms. Under this agreement, we manufacture and sell our ILM products almost exclusively to EES, who distributes the products globally (except for Japan). EES agreed to purchase minimum quantities of our products over the first three years of the five-year original term of the agreement and to reimburse us for certain research and development costs during the first three years and a portion of our warranty costs. EES' minimum purchase and reimbursement commitments were satisfied during 2002. EES has no ongoing purchase or reimbursement commitments to us other than the rolling four-month binding purchase commitment for gamma detection devices as outlined in the distribution agreement. Our agreement with EES also contains certain termination provisions and licenses to our intellectual property that take effect only in the event we fail to supply product, or for other reasons such as a change of control. See also Risk Factors.

BLOOD FLOW DEVICES

During late 2002, we received regulatory approval to market QUANTIX/ND in the U.S. and the EU and placed a small number of devices with two distributors covering three countries for their demonstration purposes. Since the end of 2002, we have received CE Mark clearance to market the QUANTIX/OR in the EU and have 510(k) clearance pending in the U.S. Currently, we have six distributors covering seven countries for the QUANTIX/ND and five distributors covering six countries for the QUANTIX/OR. We are in active dialogue for marketing and distribution rights with a number of parties of varying sizes and with varying market expertise. The majority of the distributors signed to date are in the EU and the Pacific Rim. We have not yet signed a distributor for the QUANTIX/ND or QUANTIX/OR covering the U.S. or other large European markets.

Our goal in securing marketing and distribution partners is to first identify parties who possess appropriate expertise in marketing medical devices, preferably ultrasound or cardiac care devices, into our primary target markets, the cardiac care and neurosurgical markets. If possible, we will try to secure partners with broad global reach similar to the path we have followed for our gamma detection devices. If such a partner is not available for a given market or if a territory-specific partner has expertise that we believe outweighs the value of a global market reach, we will enter into territory-specific arrangements as necessary.

We anticipate spending a significant amount of time and effort in 2003 to bring the Cardiosonix blood flow products to a wider market. We will need to continue to train our distributors and work through them with thought leaders in the cardiac and neurosurgical fields to gain broader exposure to the advantages of our technology. We anticipate placing blood flow systems with industry thought leaders to obtain critical pre-commercialization feedback prior to widespread market launch. To date, we have placed a small number of devices with thought leaders in the U.S. and EU to support clinical investigations by their insititutions. The devices placed to date have been primarily Quantix/ND and its predecessor device, the FlowGuard. The market education process we envision will likely take some time to develop in the manner we desire. In addition, the sales cycle for capital medical devices such as our blood flow products is typically a four to six month cycle. As such, significant end customer sales, if they occur, will likely lag the signing of distribution arrangements.

MANUFACTURING

GAMMA DETECTION DEVICES

We rely on independent contract manufacturers, some of which are single-source suppliers, for the manufacture of the principal components of our current line of gamma detection system products. See also Risk Factors. The NEO2000 system is comprised of a software-upgradeable NEO2000 control unit, a hand-held gamma detection probe and some accessories. We currently market a 14mm reusable probe and a laparoscopic reusable probe.

We have devoted significant resources to develop production capability for our gamma detection systems at qualified contract manufacturers. Production of the NEO2000 control unit, the 14mm probe and the laparoscopic probe involve the manufacture of components by a combination of subcontractors, including but not limited to eV Products, a division of II-VI Corporation (eV) and UMM Electronics, Inc., a Leach Technology Group company (UMM). Currently, we have manufacturing and supply agreements with eV for the production of crystal modules used in the detector probes and with UMM for the manufacture of the 14mm probe and the NEO2000 control unit. We also purchase certain accessories for our line of gamma detection systems from other qualified manufacturers.

In December 1997, we entered into a supply agreement with eV for the supply of certain crystals and associated electronics to be used in the manufacture of our proprietary line of hand-held gamma detection probes. The original term of the agreement expired on December 31, 2002, but was automatically extended through December 31, 2005; however, the agreement is no longer exclusive for the last three years. eV supplies 100% of the crystals used in our products. While eV is not the only potential supplier of such crystals, any prolonged interruption of this source could restrict the availability of our probe products, which would adversely affect our operating results.

In October 2001, we entered into a manufacturing and supply agreement with UMM for the exclusive manufacture of our 14mm probe and NEO2000 control unit. The original term of the agreement expires in February 2005 but will be automatically extended for additional one-year periods unless either party provides written notice of non-renewal at least six months prior to the end of the then-current term. Either party has the right to terminate the agreement at any time on six months written notice, or may immediately terminate the agreement upon a breach by the other. UMM may also terminate the agreement if our orders for a given product fall below certain minimum quarterly amounts for two successive quarters.

We cannot assure you that we will be able to maintain agreements with our subcontractors on terms acceptable to us, or that our subcontractors will be able to meet our production requirements on a timely basis, at the required levels of performance and quality. In the event that any of our subcontractors is unable or unwilling to meet our production requirements, we cannot assure you that an alternate source of supply could be established without significant interruption in product supply or without significant adverse impact to product availability or cost. Any significant supply interruption or yield problems that we or our subcontractors experience would have a material adverse effect on our ability to manufacture our products and, therefore, a material adverse effect on our business, financial condition, and results of operations until a new source of supply is qualified. See also Risk Factors.

BLOOD FLOW DEVICES

We do not currently have any long-term arrangements covering the manufacture of Cardiosonix products. Manufacturing of the initial lots of product to support the product launches is currently being performed at Cardiosonix' facility in Israel. We have requested bids from potential contract manufacturers and intend to move production of Cardiosonix products to such a facility for large-scale manufacturing of the products. While we are currently working with a limited number of manufacturers of components for Cardiosonix products during the development and early-stage product launch phases, we do not believe that we will be subject to significant sole source supply risks once we reach larger commercial manufacturing quantities.

COMPETITION

We face competition from medical product and biotechnology companies, as well as from universities and other non-profit research organizations in the field of cancer diagnostics and treatment. Many emerging medical product companies have corporate partnership arrangements with large, established companies to support the research, development, and commercialization of products that may be competitive with our products. In addition, a number of large established companies are developing proprietary technologies or have enhanced their capabilities by entering into arrangements with or acquiring companies with technologies applicable to the detection or treatment of cancer and the measurement of blood flow. Many of our existing or potential competitors have substantially greater financial, research and development, regulatory, marketing, and production resources than we have. Other companies may develop and introduce products and processes competitive with or superior to those of ours. See also Risk Factors.

For our products, an important factor in competition is the timing of market introduction of our products or those of our competitors' products. Accordingly, the relative speed with which we can develop products, complete the regulatory clearance processes and supply commercial quantities of the products to the market is an important competitive factor. We expect that competition among products cleared for marketing will be based on, among other things, product efficacy, safety, reliability, availability, price, and patent position.

GAMMA DETECTION DEVICES

With the emergence of ILM, a number of companies have begun to market gamma radiation detection instruments. Most of the competitive products have been designed from an industrial or nuclear medicine perspective rather than being developed initially for surgical use. Through 2002, the principal competitive product in both the United States and Europe has been a gamma detection system marketed by US Surgical Corporation, a subsidiary of Tyco International Ltd. In addition to Tyco's products, we also compete with products produced by Care Wise Medical Products Corporation, PI Medical Diagnostic Equipment B.V., Pol.Hi.Tech. Srl, Silicon Instruments GmbH and other companies.

It is often difficult to glean accurate competitive information within the lymphatic mapping field, primarily because most of our competitors are either subsidiaries of a large corporation (i.e., U.S. Surgical) or privately held corporations, whose sales revenue or volume data is, therefore, not readily available or determinable. In addition, lymphatic mapping does not currently have a separate reimbursement code in most healthcare systems. As such, determining trends in the actual number of procedures being performed is difficult. We believe, based on our understanding of EES' success rate in competitive bid situations, that our market share has remained relatively constant despite the increased competition over the past few years. We have experienced some erosion in market prices, however. Additionally, as we have discussed, we also believe that the current plateau in sales is evidence that some prospective customers are awaiting results of important international clinical trials. We expect the results from these trials, when announced, will likely have a positive impact on sales volumes. We believe our intellectual property portfolio will be a barrier to competitive products; we cannot assure you, however, that competitive products will not be developed and be successful in eroding our market share or the prices we receive for our gamma detection devices. See also Risk Factors.

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

- Doppler technology has been around for several decades, and is being widely used in non-invasive vascular diagnostics. Duplex ultrasound systems have the potential to measure blood flow non-invasively. Duplex systems are designed for imaging the anatomical severity of pathology. This method is technician-dependent, cumbersome, not accurate and does not offer monitoring capabilities. However, plain Doppler systems provide only blood flow velocity rather than volume flow.

INDIRECT BLOOD FLOW MEASUREMENT DEVICES

- Cardiac Output (CO) Monitors include various means to monitor CO such as Thermal Dilution, Bio Impedance, and the Fick Method. These methods are either invasive or indirect in their measurement. Thermal dilution, primarily through pulmonary artery catheterization (PAC), is the standard of care today for cardiac output measurements. This technology is not applicable to other intraoperative blood flow applications. The patient is injected with cold saline at a fixed temperature, and a temperature-sensitive transducer that is placed at the site of interest (usually the pulmonary artery) measures the time to return to baseline temperature, which is proportional to the blood flow rate. There are many limitations to this technology, including the relatively large inaccuracies of cardiac output measurements, the fact that it is not truly real-time, and the fact that this method is highly invasive, and is being linked to increased morbidity and mortality (JAMA, Connors et al., 1996).

- Computed Tomography, Magnetic Resonance Imaging and Single Photon Emission Computed Tomography techniques show target organ perfusion, but lack the ability to monitor or to provide real-time information. They are technician-dependent, impractical for bedside usage and very expensive.

- Laser Doppler Flowmeters monitor skin blood flow non-invasively. They are applicable only to superficial and tiny vessels and do not provide additional hemodynamic parameters.

- Transcranial Doppler (TCD) monitors cerebral blood velocity rather than direct blood flow. TCD is non-invasive and provides continuous measurement of blood flow velocity in the vessels of the brain. TCD is technician-dependent and cannot be used on every patient.

- Plethysmography indirectly measures an index of blood flow and is limited primarily to limb assessment. Measurement depends upon many factors and output is accordingly inaccurate.

- Jugular Bulb Saturation measures the efficiency of oxygen use by the brain. It is invasive, and provides global results.

- NIRS is a non-invasive method utilizing near infrared spectroscopy to provide regional perfusion in the brain.

POTENTIALLY COMPETITIVE BLOOD FLOW MEASUREMENT DEVICES

Cardiosonix products are designed to address blood flow measurement across a variety of clinical and surgical settings, and there are a number of companies already in the marketplace that offer products related to blood flow measurement. However, most of these products do not directly compete with Cardiosonix products. The companies that do offer potentially competitive products are, for the most part, smaller, privately held companies, with which we believe we can effectively compete. Indeed, due to our belief in the technical superiority of our products, we believe the existence of competitors will help to educate the marketplace regarding the importance of blood flow measurement. As we have discussed, adoption of blood flow monitoring devices for the measurement of hemodynamic status will likely take an involved education process as it often involves a change in clinical or surgical management. While there is not a clear leader in these markets, the following companies compete most directly with Cardiosonix:

- Intraoperative applications: Carolina Medical, Inc. (EMF), and Transonic Systems, Inc. and Medi-Stim AS (TT).

- Neurosurgery applications: HADECO, Hayashi Denki Co., Ltd. (Doppler based), and DWL Elektronische Systeme GmbH and Nicolet Biomedical (TCD).

- Critical care monitoring: Deltex Medical Ltd. and Arrow International, Inc. (Transesophageal Doppler), and CardioDynamics International Corp. (bioimpedance).

PATENTS AND PROPRIETARY RIGHTS

We regard the establishment of a strong intellectual property position in our technology as an integral part of the development process. We attempt to protect our proprietary technologies through patents and intellectual property positions, in the United States as well as major foreign markets. Specifically, our ILM technology is protected by twenty instrument patents that have been issued in the United States as well as major foreign markets.

Cardiosonix has also applied for patent coverage for the key elements of its ADBF technology in the EU and the U.S. The first of the two patents covering Cardiosonix ADBF technology issued in the U.S. in January 2003 and claims for the second patent have been allowed. These two patents have also been filed in the EU and are in various stages of review by the relevant governing bodies.

Lymphoseek is also the subject of patent applications in the United States and certain major foreign markets. The first composition of matter patent covering Lymphoseek was issued in the U.S. in June 2002.

We continue to attempt to maintain proprietary protection for the products related to RIGS and ACT in major global markets such as the U.S. and the EU, which although not currently integral to our near-term business plans, may be important to a potential RIGS or ACT development partner. Certain aspects of our RIGS technology are claimed in the United States in U.S. Patent No. 4,782,840, which expires in 2005, unless extended. In addition to the RIGS patent, the antibodies used in clinical studies are covered by patents that have been issued in the U.S. and EU.

The patent position of biotechnology and medical device firms, including our company, generally is highly uncertain and may involve complex legal and factual questions. Potential competitors may have filed applications for, or may have been issued patents, or may obtain additional patents and proprietary rights relating to products or processes in the same area of technology as that used by our company. The scope and validity of these patents and applications, the extent to which we may be required to obtain licenses thereunder or under other proprietary rights, and the cost and availability of licenses are uncertain. We cannot assure you that our patent applications will result in additional patents being issued or that any of our patents will afford protection against competitors with similar technology; nor can we assure you that any of our patents will not be designed around by others or that others will not obtain patents that we would need to license or design around. See also Risk Factors.

We also rely upon unpatented trade secrets. We cannot assure you that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets, or disclose such technology, or that we can meaningfully protect our rights to our unpatented trade secrets.

We require our employees, consultants, advisers, and suppliers to execute a confidentiality agreement upon the commencement of an employment, consulting or manufacturing relationship with us. The agreement provides that all confidential information developed by or made known to the individual during the course of the relationship will be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual will be the exclusive property of our company. We cannot assure you, however, that these agreements will provide meaningful protection for our trade secrets in the event of an unauthorized use or disclosure of such information.

GOVERNMENT REGULATION

Most aspects of our business are subject to some degree of government regulation in the countries in which we conduct our operations. As a developer, manufacturer and marketer of medical products, we are subject to extensive regulation by, among other governmental entities, the U.S. FDA and the corresponding state, local and foreign regulatory bodies in jurisdictions in which our products are sold. These regulations govern the introduction of new products, the observance of certain standards with respect to the manufacture, safety, efficacy and labeling of such products, the maintenance of certain records, the tracking of such products and other matters.

Failure to comply with applicable federal, state, local or foreign laws or regulations could subject us to enforcement action, including product seizures, recalls, withdrawal of marketing clearances, and civil and criminal penalties, any one or more of which could have a material adverse effect on our business. We believe that we are in substantial compliance with such governmental regulations. However, federal, state, local and foreign laws and regulations regarding the manufacture and sale of medical devices are subject to future changes. We cannot assure you that such changes will not have a material adverse effect on our company.

For some products, and in some countries, government regulation is significant and, in general, there is a trend toward more stringent regulation. In recent years, the U.S. FDA and certain foreign regulatory bodies have pursued a more rigorous enforcement program to ensure that regulated businesses, like ours, comply with applicable laws and regulations. We devote significant time, effort and expense addressing the extensive governmental regulatory requirements applicable to our business. To date, we have not received any notifications or warning letters from the U.S. FDA or any other regulatory bodies of alleged deficiencies in our compliance with the relevant requirements, nor have we recalled or issued safety alerts on any of our products. However, we cannot assure you that a warning letter, recall or safety alert, if it occurred, would not have a material adverse effect on our company.

In the early to mid 1990s, the review time by the U.S. FDA to clear medical products for commercial release lengthened and the number of marketing clearances decreased. In response to public and congressional concern, the U.S. FDA Modernization Act of 1997 (the 1997 Act) was adopted with the intent of bringing better definition to the clearance process for new medical products. While U.S. FDA review times have improved since passage of the 1997 Act, we cannot assure you that the U.S. FDA review process will not continue to delay our company's introduction of new products in the U.S. in the future. In addition, many foreign countries have adopted more stringent regulatory requirements that also have added to the delays and uncertainties associated with the release of new products, as well as the clinical and regulatory costs of supporting such releases. It is possible that delays in receipt of, or failure to receive, any necessary clearance for our new product offerings could have a material adverse effect on our business, financial condition or results of operations.

While we are unable to predict the extent to which our business may be affected by future regulatory developments, we believe that our substantial experience dealing with governmental regulatory requirements and restrictions on our operations throughout the world, and our development of new and improved products, should enable us to compete effectively within this environment.

GAMMA DETECTION AND BLOOD FLOW MEDICAL DEVICES

As a manufacturer of medical devices sold in various global markets, we are required to manufacture the devices under quality system regulations (QSR) and maintain appropriate technical files and quality records. Our medical devices are regulated in the United States by the U.S. FDA. Our medical devices are regulated in the EU according to the Medical Device Directive (93/42/EEC). Under this regulation, we must obtain CE Mark status for all products exported to the EU.

Our initial generation gamma detection instruments received 510(k) marketing clearance from the U.S. FDA in December 1986 with modified versions receiving similar clearances in 1992 through 1997. In 1998, the U.S. FDA reclassified "nuclear uptake detectors" as being exempt from the 510(k) process. We believe the NEO2000 device is exempt from the 510(k) process because it is substantially equivalent to previously cleared predecessor devices. We obtained the CE Mark for the NEO2000 device in January 1999, and therefore, must continue to manufacture the devices under a quality system compliant to the requirements of ISO 9001/EN 46001 and maintain appropriate technical files. We maintain a license to import our gamma devices into Canada, and therefore must continue to manufacture the devices under a quality system compliant to the requirements of ISO 13485 and CMDCAS.

Cardiosonix has received 510(k) and CE mark clearance to market the QUANTIX/ND device in the U.S. and EU for non-invasive applications. The QUANTIX/OR has also received clearance to market in the EU and is pending 510(k) clearance in the U.S. We intend to submit additional applications for clearance or amendments, as appropriate, for the QUANTIX/TE in the future.

PHARMA/BIOLOGIC PRODUCTS (LYMPHOSEEK AND RIGS)

Our radiolabeled targeting agents and biologic products, if developed, would require a regulatory license to market by the U.S. FDA and by comparable agencies in foreign countries. The process of obtaining regulatory licenses and approvals is costly and time consuming, and we have encountered significant impediments and delays related to our previously proposed biologic products.

The process of completing pre-clinical and clinical testing, manufacturing validation and submission of a marketing application to the appropriate regulatory bodies usually takes a number of years and requires the expenditure of substantial resources, and we cannot assure you that any approval will be granted on a timely basis, if at all. Additionally, the length of time it takes for the various regulatory bodies to evaluate an application for marketing approval varies considerably, as does the amount of preclinical and clinical data required to demonstrate the safety and efficacy of a specific product. The regulatory bodies may require additional clinical studies that may take several years to perform. The length of the review period may vary widely depending upon the nature and indications of the proposed product and whether the regulatory body has any further questions or requests any additional data. Also, the regulatory bodies will likely require postmarketing reporting and surveillance programs to monitor the side effects of the products. We cannot assure you that any of our potential drug or biologic products will be approved by the regulatory bodies or approved on a timely or accelerated basis, or that any approvals received will not subsequently be revoked or modified.

In addition to regulations enforced by the U.S. FDA, the manufacture, distribution, and use of radioactive targeting agents, if developed, are also subject to regulation by the Nuclear Regulatory Commission (NRC), the Department of Transportation and other federal, state, and local government authorities. We, or our manufacturer of the radiolabeled antibodies, must obtain a specific license from the NRC to manufacture and distribute radiolabeled antibodies, as well as comply with all applicable regulations. We must also comply with Department of Transportation regulations on the labeling and packaging requirements for shipment of radiolabeled antibodies to licensed clinics, and must comply with federal, state, and local governmental laws regarding the disposal of radioactive waste. We cannot assure you that we will be able to obtain all necessary licenses and permits and be able to comply with all applicable laws. The failure to obtain such licenses and permits or to comply with applicable laws would have a materially adverse effect on our business, financial condition, and results of operations.

EMPLOYEES

As of March 15, 2003, we had 25 full-time employees, including those of our wholly-owned subsidiary, Cardiosonix. We consider our relations with our employees to be good.

RISK FACTORS

The discussion in this Report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the prospects discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those listed below.

If we are unable to obtain additional funds we may have to significantly curtail the scope of our operations and alter our business model.

As of December 31, 2002, our cash on-hand was $701,000. During the fourth quarter of 2002, we used $479,000 in cash to fund our operations. We believe, based on currently available financing and forecasted sales and expenses, that our funding will be adequate to sustain operations through the end of 2003. During March 2003 we entered into agreements for bridge financing loans totaling $500,000 ($250,000 of which will be obtained from our President and CEO); however, we do not know if we will succeed in raising additional funds through further offerings of debt or equity. We believe that unless additional financing is arranged, we would likely have to make significant changes to our business plan during the third or fourth quarter of 2003. Such changes would likely delay the successful launch of our blood flow product line. We must ultimately achieve profitability from our blood flow product line for our business model to succeed. In the absence of significant revenue from our blood flow product line, we believe that we will need to arrange financing of at least $1.5 million (including the $500,000 bridge loan) by the end of 2003 in order to sustain our operations at current levels into 2004. However, we cannot assure you that subsequent additional financings will be available to us on a timely basis or that the additional capital that we require will be available on acceptable terms, if at all. The terms of a subsequent financing may involve the authorization of additional shares of our common stock that may result in a significant dilution, a change of control and/or require stockholder approval. We have been, and continue to be, actively engaged in seeking additional financing in a variety of venues and formats and we continue to impose actions designed to minimize our operating losses. We would consider strategic opportunities, including additional investments in Neoprobe, a merger or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to such strategic opportunity, and we cannot assure you that additional capital will be available to us on acceptable terms, or at all. If additional financing is not available when required or is not available on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

We have suffered significant operating losses for several years in our history and we may not be able to again achieve profitability.

We had an accumulated deficit of approximately $121 million as of December 31, 2002. Although we were profitable in 2000 and in 2001, we incurred substantial losses in the years prior to that and in 2002. The deficit resulted because we expended more money in the course of researching, developing and enhancing our technology and products and establishing our marketing and administrative organizations than we generated in revenues. We expect to continue to incur significant operating expenses in the foreseeable future, primarily related to the development and commercialization of the Cardiosonix product line. As a result, it is likely that we will sustain substantial operating and net losses in 2003, and it is possible that we will never be able to sustain or develop the revenue levels necessary to again attain profitability.

We may have difficulty raising additional capital, which could deprive us of necessary resources.

We expect to continue to devote substantial capital resources to fund research and development, especially related to our Cardiosonix products and to maintain existing and secure new manufacturing capacity. In order to support the initiatives envisioned in our business plan, we will need to raise additional funds through the sale of assets, public or private financing, collaborative relationships or other arrangements. Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets, the market price of our common stock and the development or prospects for development of competitive technology by others. Because our common stock is not listed on a major stock exchange, many investors may not be willing or allowed to purchase it or may demand steep discounts. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. In addition, we have attempted to obtain authorization from our stockholders twice in the last five years to increase the authorized shares of our common stock, but we have failed to gain such approval. At current market prices, the limited number of shares we have available to sell severely limits our ability to use equity as a method of raising capital. If we are unable to raise additional funds when we need them, we may have to severely curtail our operations.

We have a limited number of shares of common stock available for issuance in support of future financings.

Our certificate of incorporation presently provides for 50,000,000 shares of common stock $.001 par value. We currently have 38,588,725 shares outstanding and have reserved 3,343,124 shares for issuance related to outstanding options and warrants. At our current trading prices, the number of shares we have available to sell or for issuance related to future convertible securities are not adequate to raise the amount of funds we have indicated are necessary to execute our current business plan. We intend to ask our stockholders to approve an increase in the number of authorized shares in connection with this year's annual meeting, currently scheduled for June 12, 2003. However, our stockholders have failed to approve adjustments to our authorized shares twice in the last five years. If we are unable to obtain approval for the issuance of additional shares when required, it will place us in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all.

Our products may not achieve the broad market acceptance they need in order to be a commercial success.

Widespread use of our gamma detection devices is currently limited to a surgical procedure (ILM) used in the treatment and diagnosis of two primary types of cancer: melanoma and breast cancer. The success of our gamma detection devices greatly depends on the medical community's acceptance of ILM, and on our devices for use in ILM as a reliable, safe and cost effective alternative to current treatments and procedures. The adoption rate for ILM appears to be leveling off and may not meet our expectations. Although we continue to believe that ILM has significant advantages over other currently competing procedures, broad-based clinical adoption of ILM will likely not occur until after the completion of ongoing international trials related to breast cancer. Even if the results of these trials are positive, we cannot assure you that ILM will attain rapid and widespread acceptance. Our efforts and those of our marketing and distribution partners may not result in significant demand for our products, and the current demand for our products may decline.

Our future success now also greatly depends on the success of the Cardiosonix product line. Cardiosonix' products are just beginning to be marketed commercially. The market for these products is in an early stage of development and may never fully develop as we expect. The long-term commercial success of the Cardiosonix product line will require widespread acceptance of our products as safe, efficient and cost-effective. Widespread acceptance would represent a significant change in medical practice patterns. Other cardiac monitoring procedures, such as pulmonary artery catheterization, are generally accepted in the medical community and have a long standard of use. It is possible that the Cardiosonix product line will never achieve the broad market acceptance necessary to become a commercial success.

Our auditors have issued a "Going Concern" opinion on our financial statements.

We have suffered recurring losses from operations and may need substantial amounts of additional capital to finance our operations. The report of KPMG LLP dated February 7, 2003, except Notes 16 and 17 as to which the date is March 26, 2003, covering the December 31, 2002 consolidated financial statements has been modified to include an explanatory paragraph stating that, in their opinion, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

This opinion may make it much harder for us to secure marketing and distribution partners for our blood flow product line and market our products. It may also depress the price of our common stock and adversely affect our ability to raise additional capital.

We rely on third parties for the worldwide marketing and distribution of our gamma detection devices, who may not be successful in selling our products.

We currently distribute our gamma detection devices in most global markets through two partners who are solely responsible for marketing and distributing these products. The partners assume direct responsibility for business risks related to credit, currency exchange, foreign tax laws or tariff and trade regulation. While we believe that our distribution partners intend to continue to aggressively market our products, we cannot assure you that the distribution partners will succeed in marketing our products on a global basis. We may not be able to maintain satisfactory arrangements with our marketing and distribution partners, who may not devote adequate resources to selling our gamma detection devices. If this happens, we may not be able to successfully market our products, which would decrease our revenues.

We do not have experience in marketing blood flow products and we have not yet established strategic relationships with potential marketing partners.

We completed the Cardiosonix acquisition on December 31, 2001, and to date have entered into arrangements covering only seven countries to distribute the Quantix line of blood flow products. We believe the adoption path for Cardiosonix' products will be similar to that of our gamma detection devices, but we have no direct experience in marketing or selling blood flow measurement devices. We may not be successful in creating the necessary infrastructure, either internally or through third parties, to support the successful marketing and sales of Cardiosonix products.

We rely on third parties to manufacture our products and our business will suffer if they do not perform.

We rely on independent contract manufacturers for the manufacture of our current line of gamma detection systems. Our business will suffer if our contract manufacturers have production delays or quality problems. Furthermore, medical device manufacturers are subject to the QSR regulations of the U.S. FDA, international quality standards, and other regulatory requirements. If our contractors do not operate in accordance with regulatory requirements and quality standards, our business will suffer. We use or rely on components and services used in our devices that are provided by sole source suppliers. The qualification of additional or replacement vendors is time consuming and costly. If a sole source supplier has significant problems supplying our products, our sales and revenues will be hurt until we find a new source of supply. In addition, our distribution agreement with EES contains failure to supply provisions, which, if triggered, could have a significant negative impact on our business.

We may lose out to larger and better-established competitors.

The medical device and biotechnology industries are intensely competitive. Some of our competitors have significantly greater financial, technical, manufacturing, marketing and distribution resources as well as greater experience in the medical device industry than we have. The particular medical conditions our product lines can address can also be addressed by other medical devices, procedures or drugs. Many of these alternatives are widely accepted by physicians and have a long history of use. Physicians may use our competitors' products and/or our products may not be competitive with other technologies. If these things happen, our sales and revenues will decline. In addition, our current and potential competitors may establish cooperative relationships with large medical equipment companies to gain access to greater research and development or marketing resources. Competition may result in price reductions, reduced gross margins and loss of market share.

Our products may be displaced by newer technology.

The medical device and biotechnology industries are undergoing rapid and significant technological change. Third parties may succeed in developing or marketing technologies and products that are more effective than those developed or marketed by us, or that would make our technology and products obsolete or non-competitive. Additionally, researchers could develop new surgical procedures and medications that replace or reduce the importance of the procedures that use our products. Accordingly, our success will depend, in part, on our ability to respond quickly to medical and technological changes through the development and introduction of new products. We may not have the resources to do this. If our products become obsolete and our efforts to develop new products do not result in any commercially successful products, our sales and revenues will decline.

We are in a highly regulated business and we could face severe problems if we do not comply with all regulatory requirements in the global markets in which our products are sold.

The U.S. FDA regulates our products in the United States. Foreign countries also subject our products to varying government regulations. In addition, such regulatory authorities may impose limitations on the use of our products. U.S. FDA enforcement policy strictly prohibits the marketing of U.S. FDA cleared medical devices for unapproved uses. Within the European Union, our products are required to display the CE mark in order to be sold. We have obtained U.S. FDA clearance to market our medical device products and European certification to display the CE mark on our current line of gamma detection systems and on two of Cardiosonix' products, the QUANTIX/ND and QUANTIX/OR. We may not be able to obtain certification for any new products in a timely manner, or at all. Failure to comply with these and other current and emerging regulatory requirements in the global markets in which our products are sold could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance for devices, withdrawal of clearances, and criminal prosecution.

Our intellectual property may not have or provide sufficient legal protections against infringement or loss of trade secrets.

Our success depends, in part, on our ability to secure and maintain patent protection, to preserve our trade secrets, and to operate without infringing on the patents of third parties. While we seek to protect our proprietary positions by filing United States and foreign patent applications for our important inventions and improvements, domestic and foreign patent offices may not issue these patents. Third parties may challenge, invalidate, or circumvent our patents or patent applications in the future. Competitors, many of which have significantly more resources than we have and have made substantial investments in competing technologies, may apply for and obtain patents that will prevent, limit, or interfere with our ability to make, use, or sell our products either in the United States or abroad.

In the United States, patent applications are secret until patents issue, and in foreign countries, patent applications are secret for a time after filing. Publications of discoveries tend to significantly lag the actual discoveries and the filing of related patent applications. Third parties may have already filed applications for patents for products or processes that will make our products obsolete or will limit our patents or invalidate our patent applications.

We typically require our employees, consultants, advisers and suppliers to execute confidentiality and assignment of invention agreements in connection with their employment, consulting, advisory, or supply relationships with us. They may breach these agreements and we may not obtain an adequate remedy for breach. Further, third parties may gain access to our trade secrets or independently develop or acquire the same or equivalent information.

Agencies of the United States government conducted some of the research activities that led to the development of antibody technology that some of our proposed antibody-based surgical cancer detection products use. When the United States government participates in research activities, it retains rights that include the right to use the technology for governmental purposes under a royalty-free license, as well as rights to use and disclose technical data that could preclude us from asserting trade secret rights in that data and software.

Conditions in Israel may affect the operations of Cardiosonix and may limit our ability to complete development of its products.

Our Cardiosonix subsidiary is incorporated in Israel, and its offices and research and development facilities are located there. Political, economic and military conditions in Israel may directly affect its operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Despite past progress towards peace between Israel and its Arab neighbors, the future of these peace efforts is uncertain. Any armed conflict, political instability or continued violence in the region could have a negative effect on the activities of Cardiosonix and the completion of development and commercialization of our blood flow monitoring products.

Cardiosonix' operations could be disrupted as a result of the obligation of key personnel in Israel to perform military service.

Some of Cardiosonix employees, including key officers, may currently be obligated to perform annual reserve duty. These employees could also be called to active duty in the event of a national emergency. Cardiosonix' operations could be disrupted by their absence for a significant period due to military service.

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

The placement of our common stock with Fusion Capital may cause dilution and the sale of the shares of common stock acquired by Fusion Capital could cause the price of our common stock to decline.

On November 19, 2001, we entered into a common stock purchase agreement with an investment fund, Fusion Capital Fund II, LLC (Fusion) for the issuance and purchase of our common stock. The stock purchase agreement established an equity line of credit or draw-down facility. Under the agreement, Fusion committed to purchase up to $10 million of our common stock over a forty-month period that commenced in May 2002. A registration statement registering for resale up to 5 million shares of our common stock was declared effective on April 15, 2002. Depending upon market liquidity at the time, a sale of shares under the registration statement could cause the trading price of our common stock to decline, thus affecting the value that our other stockholders can obtain for their shares. Additionally, the sale of a substantial number of shares of our common stock by Fusion, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales, and we may be forced to effect such sales at depressed market prices. The market price for our common stock also traded under $0.20 per share for a significant portion of 2002 below which price Fusion is not required to purchase our common stock.

Our product sales may be adversely affected by healthcare pricing regulation and reform activities.

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

We could be damaged by product liability claims.

Our products are used or intended to be used in various clinical or surgical procedures. If one of our products malfunctions or a physician misuses it and injury results to a patient or operator, the injured party could assert a product liability claim against our company. We currently have product liability insurance with a $10 million per occurrence limit, which, we believe, is adequate for our current activities. However, we may not be able to continue to obtain insurance at a reasonable cost. Furthermore, insurance may not be sufficient to cover all of the liabilities resulting from a product liability claim, and we might not have sufficient funds available to pay any claims over the limits of our insurance. Because personal injury claims based on product liability in a medical setting may be very large, an underinsured or an uninsured claim could financially damage our company.

We may have trouble attracting and retaining qualified personnel and our business may suffer if we do not.

Our business has experienced developments the past two years that have resulted in several significant changes in our strategy and business plan, including the shifting of resources to support our current product initiatives and downsizings to what we consider to be the minimal support structure necessary to operate a publicly traded company. Our management will need to remain flexible to support our business model over the next few years. However, losing any member of the Neoprobe management team or the Cardiosonix development team could have an adverse effect on our operations. Our success depends on our ability to attract and retain technical and management personnel with expertise and experience in the medical device business. The competition for qualified personnel in the medical device industry is intense and we may not be successful in hiring or retaining the requisite personnel. If we are unable to attract and retain qualified technical and management personnel, we will suffer diminished chances of future success.

Under the terms of our recent bridge financings, we have or may be required to grant partial or complete liens on substantially all of our assets.


In the event of a default under the terms of the bridge loan agreements we entered into with our President and another investor, we will grant each of the note holders a security interest in certain of our assets, including our intellectual property. We believe this is customary in the types of arrangements we have entered into; however, the security holders can typically foreclose on the security interest in our assets in the event of default under the terms of the notes. If this were to happen, we may be required to file a petition under Chapter 11 of the Bankruptcy Code seeking protection, or file Chapter 7 and liquidate.

Our common stock is traded over the counter, which may deprive stockholders of the full value of their shares.

Our common stock is quoted via the National Association of Securities Dealers' Over the Counter Bulletin Board (OTCBB). As such, our common stock may have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ. These factors may result in higher price volatility and less market liquidity for the common stock.

A low market price may severely limit the potential market for our common stock.

Our common stock is currently trading at a price substantially below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers. These rules generally apply to any non-NASDAQ equity security that has a market price share of less than $5.00 per share, subject to certain exceptions (a "penny stock"). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock.

The price of our common stock has been highly volatile due to several factors that will continue to affect the price of our stock.


Our common stock has traded as low as $0.05 per share and as high as $0.55 per share in the twelve months ended December 31, 2002. Some of the factors leading to the volatility include:

      - price and volume fluctuations in the stock market at large which do not relate to our operating performance;

      -     fluctuations in our operating results;

      - financing arrangements we may enter that require the issuance of a significant number of shares in relation to the number of shares currently outstanding;

      - announcements of technological innovations or new products which we or our competitors make;

      -     U.S. FDA and international regulatory actions;

      -     developments with respect to patents or proprietary rights;

      - public concern as to the safety of products that we or others develop; and,

      -     fluctuations in market demand for and supply of our products.


An investor's ability to trade our common stock may be limited by trading volume.

The trading volume for our common stock has been relatively limited. A consistently active trading market for our common stock may not occur on the OTCBB. The average daily trading volume for our common stock on the OTCBB for the twelve-month period ended December 31, 2002 was approximately 57,528 shares. Daily volume during that period ranged from 400 shares to 1,002,400 shares.

Our stockholder rights plan, some provisions of our organizational and governing documents and an agreement with the former Cardiosonix stockholders, may have the effect of deterring third parties from making takeover bids for control of our company or may be used to hinder or delay a takeover bid.

Our certificate of incorporation authorizes the creation and issuance of "blank check" preferred stock. Our Board of Directors may divide this stock into one or more series and set their rights. The Board of Directors may, without prior stockholder approval, issue any of the shares of "blank check" preferred stock with dividend, liquidation, conversion, voting or other rights, which could adversely affect the relative voting power or other rights of the common stock. Preferred stock could be used as a method of discouraging, delaying, or preventing a take-over of our company. If we issue "blank check" preferred stock, it could have a dilutive effect upon our common stock. This would decrease the chance that our stockholders would realize a premium over market price for their shares of common stock as a result of a takeover bid.

Also, in connection with the Cardiosonix acquisition, the former stockholders of Cardiosonix entered into an agreement with us that for a period of two years following the acquisition, they would not participate in certain actions and transactions that would lead to a change in control of our company, and to vote their shares in conformity with the recommendations of our Board of Directors as to certain matters, including the approval of transactions that would result in a change in control. These provisions could have the effect of discouraging, delaying or preventing a takeover of our company.

Because we will not pay dividends, stockholders will only benefit from owning common stock if it appreciates.

We have never paid dividends on our common stock and we do not intend to do so in the foreseeable future. We intend to retain any future earnings to finance our growth. Accordingly, any potential investor who anticipates the need for current dividends from his investment should not purchase our common stock.

ITEM 2.  DESCRIPTION OF PROPERTY

We currently lease our office at 425 Metro Place North, Dublin, Ohio. We executed a lease agreement, commencing on January 1, 1997 and ending in August 2003, with the landlord of these facilities for approximately 25,000 square feet. The lease provides for a monthly base rent of approximately $21,000 in 2003. During December 1998, February 1999, and April 2000, we executed three lease agreements to sublease approximately 2,600 square feet, 4,600 square feet, and 6,750 square feet of our office space, respectively. The three subleases are expected to generate sublease income of approximately $82,000 in 2003. Our company and our subtenants must also pay a pro-rata portion of the operating expenses and real estate taxes of the building. We believe these facilities are in good condition and will be adequate for our needs for the foreseeable future. We intend to evaluate current conditions in our local real estate market and either renew our current lease or enter into a lease for a similar amount of office space, net of our subleased space.

Our subsidiary, Cardiosonix Ltd., currently leases its office in the Millennium Building at 3 Ha'Tidhar Street, Ra'anana, Israel. The lease covers approximately 470 square meters of space and expires in April 2004. The lease provides for a monthly base rent of $4,700 through the expiration of the lease.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the OTC Bulletin Board under the trading symbol NEOP. The prices set forth below reflect the quarterly high, low and closing sales prices for shares of our common stock during the last two fiscal years as reported by Reuters Limited. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

                                                          HIGH            LOW          CLOSE
                                                          ----            ---          -----
                      Fiscal Year 2002
                      First Quarter                      $ 0.55         $ 0.35         $ 0.38
                      Second Quarter                       0.42           0.25           0.28
                      Third Quarter                        0.30           0.08           0.12
                      Fourth Quarter                       0.31           0.05           0.13

                      Fiscal Year 2001
                      First Quarter                      $ 0.69         $ 0.41         $ 0.48
                      Second Quarter                       1.05           0.40           0.70
                      Third Quarter                        0.77           0.35           0.37
                      Fourth Quarter                       0.51           0.34           0.42

As of March 25, 2003, we had approximately 766 holders of common stock of record.

We have not paid any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of our business. We cannot assure you that we will ever pay cash dividends. See Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Recent Sales of Unregistered Securities

The following sets forth certain information regarding the sale of equity securities of our company during the period covered by this report that were not registered under the Securities Act of 1933 (the Securities Act).

In March 2002 and March 2001, our Board of Directors authorized the issuance of 53,116 and 19,122 shares of common stock, respectively, to the trustees of our 401(k) employee benefit plan (the Plan) without registration. Such issuance is exempt from registration under the Securities Act under Section 3(a)(2). The Plan is a pension, profit sharing or stock bonus plan that is qualified under
Section 401 of the Internal Revenue Code. The assets of the Plan are held in a single trust fund for the benefit of our employees, which does not hold assets for the benefit of the employees of any other employer. All of the contributions to the Plan from our employees have been invested in assets other than our common stock. We have contributed all of the Neoprobe common stock held by the Plan as a matching contribution that has been less in value at the time it was contributed to the Plan than the employee contributions that it matches.

On November 19, 2001, we entered into a common stock purchase agreement with an investment fund, Fusion Capital Fund II, LLC (Fusion) for the issuance and purchase of our common stock. Under the stock purchase agreement, Fusion committed to purchase up to $10 million of our common stock over a forty-month period that commenced in May 2002. A registration statement registering for resale up to 5 million shares of our common stock was declared effective by the Securities and Exchange Commission (the SEC) on April 15, 2002. Under the terms of the agreement, we can request daily drawdowns, subject to a daily base amount (currently set at $12,500) and subject to certain floor prices as discussed below. The number of shares we will issue to Fusion in return for that money is based on the lower of (a) the closing sale price for our common stock on the day of the draw request or (b) the average of the three lowest closing sales prices of our common stock during a twelve-day period prior to the draw request. No shares may be sold to Fusion at lower than a floor price currently set at $0.30, but in no case below $0.20 without Fusion's prior consent. Upon execution of the common stock purchase agreement, we issued 449,438 shares of our common stock to Fusion as a commitment fee. Market conditions (i.e., our low share price) have effectively prohibited us from drawing funds under the Fusion facility during 2002, and in the absence of a change in those conditions, the Fusion facility is unlikely to be drawn on in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read together with our Consolidated Financial Statements and the Notes related to those statements, as well as the other financial information included in this Form 10-KSB. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our business, refer to
Item I of this Form 10-KSB, Description of Business - Risk Factors.

THE COMPANY

Neoprobe Corporation (Neoprobe or we) is a biomedical technology company that provides innovative surgical and diagnostic products that enhance patient care by meeting the critical decision-making needs of healthcare professionals. Prior to the acquisition of Cardiosonix Ltd. (Cardiosonix) on December 31, 2001, our marketable products were limited to a line of gamma detection devices used in the surgical application of intraoperative lymphatic mapping (ILM). The acquisition of Cardiosonix significantly expanded the potential of our product offerings. Cardiosonix is in the process of developing and commercializing a unique line of proprietary blood flow monitoring devices for a variety of diagnostic and surgical applications. Cardiosonix has received marketing clearance for two of its products, QUANTIX/ND(TM) and QUANTIX/OR(TM), in Europe and for the QUANTIX/ND in the U.S.

OUTLOOK AND OVERVIEW

This Overview and Outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Our financial performance is highly dependent on our ability to continue to generate income and cash flow from our gamma device product line and on our ability to successfully commercialize the blood flow products of our subsidiary, Cardiosonix. We cannot assure you, however, that we will achieve the volume of sales anticipated, or if achieved, that the margin on such sales will be adequate to produce positive operating cash flow. While we remain optimistic about the longer-term potential for our other proprietary technologies such as Lymphoseek(TM), RIGS(R)and ACT, these technologies are not anticipated to generate any significant revenue for us during 2003. We have tried unsuccessfully to identify development partners for RIGS and ACT over the past few years and as such, we have recently engaged an investment banker to assist us in selling or licensing the RIGS and ACT technologies.

We continue to assess our business plan and the challenges we face, including our future capital requirements. Although during March 2003 we entered into agreements for bridge financing loans for a total of $500,000 ($250,000 of which will be obtained from our President and CEO), we do not know if we will succeed in raising additional funds through further offerings of debt or equity. We believe our currently available financing, including the recent bridge loans, will be adequate to sustain operations through the end of 2003. However, our independent auditors have issued an opinion that indicates that they have substantial doubt about our ability to continue our business operations as a going concern. We believe that unless additional financing is arranged, we would likely have to make significant changes to our business plan during the third or fourth quarter of 2003 in order to sustain our operations into 2004. Such changes would likely delay the successful launch of our blood flow product line or force us to significantly curtail our blood flow operations thus jeopardizing our future. We must achieve profitability starting in 2004 for our business model to succeed. Prior to accomplishing this goal, we believe that we will need to arrange an additional capital infusion of at least $1.5 million (including funds to pay off the $500,000 in bridge loans) in order to realize the goals in our current business plan. While such capital infusion could include financings under our share purchase agreement with Fusion Capital, current market prices preclude our use of that facility. We cannot assure you that subsequent additional capital infusions will be made available to us on a timely basis or that the additional capital that we require will be available on acceptable terms, if at all. The terms of a subsequent financing may involve a change of control and/or require stockholder approval. In order for additional financing to be available to us, we will likely need to receive stockholder approval of an increase in the number of authorized shares of our common stock. If such approval is not obtained, we will likely need to modify our business plan.

During 2002, we implemented a number of cost saving measures including workforce reductions of over 50% in our gamma product development and support staff during the third and fourth quarters of 2002. In addition, starting in August 2002, we began implementing voluntary salary deferments for our officers. In February 2003, the deferment of our President's salary was amended at his direction to decrease his salary by 40% for the remainder of his existing contract and Neoprobe's other officers accepted new employment agreements that defer 20% of their previous base salaries until our financial condition improves.

As of December 31, 2002, our cash on-hand was $701,000. During the fourth quarter of 2002, we used $479,000 in cash to fund our operations. We are actively engaged in seeking additional financing in a variety of venues and formats and we continue to impose actions designed to minimize our operating losses. In addition, although we have no current plans to do so, we may be forced to consider strategic opportunities such as a merger or other comparable transaction, to sustain our operations. We do not currently have any agreements in place with respect to any such strategic opportunity, and we cannot assure you that additional capital will be available to us on acceptable terms, or at all. If additional financing is not available when required or is not available on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we may be unable to continue our operations at current levels, or at all.


We cannot assure you that the additional capital we require will be available on acceptable terms, if at all. We cannot assure you that we will be able to successfully commercialize Cardiosonix' products or that we will achieve significant product revenues from our current or potential new products. In addition, we cannot assure you that we will achieve or sustain profitability in the future.

OUR OUTLOOK FOR OUR GAMMA DETECTION PRODUCTS

Numerous articles have been published in recent years in peer-reviewed journals on the topics of sentinel lymph node biopsy and ILM, and a number of thought leaders and cancer treatment institutions have recognized and embraced the technology as standard of care for melanoma and, in some cases, for breast cancer. However, as the melanoma market represents less than 10% of the breast care market, standard of care recognition related to breast care is much more important to us. Standard of care designation for breast cancer is most likely dependent on completion of several large multi-center clinical trials in the U.S. and abroad. Final data from these studies likely will not be presented for two to three years, at the earliest. However, we believe that the surgical community will continue to adopt the ILM application while the standard of care determination is still pending. We also believe the lymphatic targeting agent being developed by the University of California, San Diego (UCSD) for us, if it should become commercially available, could improve the adoption of ILM in future years.

Despite the lower than expected demand for our gamma detection products that we and our marketing and distribution partners experienced in 2002, we continue to be encouraged by the attention focused on ILM by the medical community at surgical conferences, especially related to investigations into other applications beyond melanoma and breast cancer. We believe the introduction of our laparoscopic probe will greatly assist surgeons in expanding into areas such as gastric and colon cancers. We also believe the market focus in all major global markets for hand-held gamma detection devices will continue to be among local/community hospitals, which typically lag behind leading research centers and major hospitals in adapting to new technologies. A slower than anticipated adoption rate may negatively impact our sales volumes, and therefore, revenues and net income in 2003. The contractual minimum purchase requirements from our 1999 distribution agreement with Ethicon Endo-Surgery, Inc. (EES), a Johnson and Johnson company, were met during the fourth quarter of 2002; however, we believe that EES' total purchases of base NEO2000(R) systems for 2003 may be as much as 25% - 30% greater than 2002 based on their current forecast and the fact that their overstock position had been eliminated as of the end of 2002. We cannot assure you, however, that EES' sales will indeed increase and result in increased demand for our products.

In addition, under the terms of our marketing agreement with EES, the transfer prices we receive on product sales to EES are based on a percentage of their end-customer sales price, subject to a floor transfer price. To date, our products have commanded a price premium in most of the markets in which they are sold, which we believe is due to their superior performance and ease of use. While we continue to believe in the technical and user-friendly superiority of our products, competitors continue to innovate and we may lose market share as a result. A loss of market share would likely have a direct negative impact on net income. Although the end-customer average sales price (ASP) may decline due to external market pressures and competition, the percentage of ASP shared with us will not change again under the terms of the current distribution agreement. In addition, the price that we received during 2002 was only 11% above the floor pricing for base systems, so we believe there is little downside pricing risk associated with future sales of our gamma detection devices to EES.

EES has also reimbursed us for a flat amount per quarter ($125,000) related to research and development expenses incurred on EES' behalf. This flat reimbursement ended at the end of the third quarter of 2002. Since that time, we have performed development activities on behalf of EES that are being evaluated and reimbursed on a project-by-project basis. We currently have one such project underway that is expected to be completed by mid-2003. We cannot assure you that we will be successful in negotiating additional reimbursement from EES covering product development at terms acceptable to us, or at all.

Despite the declines experienced in our gamma detection business line in 2002, we believe the anticipated increase in volumes, coupled with the reductions in our overhead structure, will result in our gamma business line being profitable in 2003.

OUR OUTLOOK FOR OUR BLOOD FLOW PRODUCTS

Our primary efforts concerning the QUANTIX products in 2003 will include significant continued development and product refinement, regulatory approval efforts, pre-commercialization market preparation, distribution, marketing and administrative support activities. During late 2002, we received regulatory approvals to market the QUANTIX/ND in the U.S. and the EU. We placed a small number of devices with two distributors covering three countries for their demonstration purposes. Since the end of 2002, we have received CE Mark clearance to market the QUANTIX/OR in the EU and have a 510(k) pending in the U.S. Currently, we have six distributors covering seven countries for the QUANTIX/ND and five distributors covering six countries for the QUANTIX/OR.
We have not yet commenced commercial shipment of the QUANTIX/OR; however, we anticipate doing so in the near future. We are in active dialogue for marketing and distribution rights with a number of parties of varying sizes and with varying market expertise for additional markets including the U.S. The majority of the distributors signed up to date are in the EU and the Pacific Rim. We have not yet signed a distributor for the QUANTIX/ND or QUANTIX/OR covering the U.S. or other large European markets. Our goal in securing marketing and distribution partners is to first identify parties who possess appropriate expertise in marketing medical devices, preferably ultrasound or cardiac care devices, into our primary target markets, the cardiac care and neurosurgical markets. If possible, we will try to secure partners with broad global reach similar to the path we have followed for our gamma detection devices. If such a partner is not available for a given market or if a territory-specific partner has expertise that we believe outweighs the value of a global market reach, we will enter into territory-specific arrangements as necessary.

We anticipate spending a significant amount of time and effort in 2003 to bring the Cardiosonix blood flow products to a wider market. We will need to continue to train our distributors and work through them with thought leaders in the cardiac and neurosurgical fields to gain broader exposure to the advantages of our technology. We anticipate placing blood flow systems with industry thought leaders to obtain critical pre-commercialization feedback prior to widespread market launch. The market education process we envision will likely take some time to develop in the manner we desire. In addition, the sales cycle for medical devices such as our blood flow products is typically a four to six month cycle. As such, significant end customer sales, if they occur, will likely lag the signing of distribution arrangements. Our sales of blood flow products for the first two to three quarters of 2003 will likely consist primarily of demonstration units sold to distributors. As a result, we anticipate that the product development and market support costs we will incur in 2003 will be greater than the revenue we generate from the sales of blood flow devices. We expect a significant loss from our blood flow operations for 2003.

SUMMARY

The strengthening of our gamma business portfolio coupled with the introduction of the Cardiosonix blood flow products should position Neoprobe to achieve long-term profitable operating performance beginning in late 2003 or early 2004. However, as we have previously stated, we are in critical need of additional capital in order to give us greater assurance that we will be able to fund the remaining research and market development activities associated with our blood flow line and to allow us to meet our business objectives in the timeframe we have set out in our business plan. Our future liquidity and capital requirements will depend on numerous factors, including the ability to raise additional capital in a timely manner through additional investment, a potential merger, or similar transaction, as well as expanded market acceptance of our current products, improvements in the costs and efficiency of our manufacturing processes, our ability to develop and commercialize new products, regulatory actions by the U.S. FDA and other international regulatory bodies, and intellectual property protection.

We anticipate generating a net profit from our gamma detection devices in 2003; however, we expect our overall operating and net results for 2003 to show a loss due to significant research and development, marketing and administrative support costs that are still required to commercialize our blood flow product line. Currently, we expect the loss for 2003 to be less than the loss incurred in 2002. However, this expectation is based to a large degree on our anticipation that we will achieve the necessary developmental and regulatory milestones necessary to achieve significant commercial sales of our QUANTIX/OR product in a timely manner. If we are unsuccessful in achieving significant commercial sales of the OR product in 2003 or additional funding, our estimates and our business plan may need to be significantly modified or curtailed.

Depending on the success of our Quantix product line and the timing of new product development and regulatory approval cycles, we expect to achieve a small operating profit no earlier than mid-2004. However, we cannot assure you that our current or potential new products will be successfully commercialized or that we will achieve significant product revenues. In addition, we cannot assure that we will achieve or sustain profitability in the future.

RESULTS OF OPERATIONS

Neoprobe reported revenues for 2002 of $4.9 million compared to $8.2 million in the prior year. The decline in revenue in 2002 versus 2001 is the direct result of a decline in demand from our primary distributor, EES. We attribute this decline in demand primarily to three factors: EES was overstocked of base NEO2000 systems for most of 2002 and finally eliminated its overstock position by year end; a lack of success to date in placing our BlueTip(R) products with end users; and, the timing of the reporting of results from multinational clinical trials regarding the use of ILM in breast cancer. Exact market penetration for our products is difficult to gauge, as there are no widely published use statistics on this specific type of device or the application of sentinel lymph node biopsy. We believe, based on anecdotal information, that the application of ILM has increased steadily over the past few years, but that the global adoption rate for lymphatic mapping may be slowing pending the outcome of major international trials in breast care. In 2000 and 2001, EES' end-customer device placements of our base gamma detection systems increased over the respective prior years. In 2002, the sales rate was relatively flat compared to the prior year. Although EES' minimum purchase commitments were fully satisfied by the end of 2002, we believe, based on EES' current committed and forecast demand, that 2003 demand may be as much as 25% - 30% higher than 2002 demand for base NEO2000 systems. During the fourth quarter of 2002, EES experienced a return to historical levels of placements of our gamma detection equipment.

Neoprobe's overall gross profit for fiscal year 2002 improved to 52% of gross revenue as compared to 46% for fiscal year 2001. Our gross profit percentage increased over the prior year primarily due to our principal distribution partner's ability to maintain the premium pricing position of our gamma detection products in the marketplace. In addition, increases in revenue from extended warranty sales coupled with decreases in overhead associated with our continuing efforts to reduce our cost structure contributed to the improvement. Gross margins on net product sales were 30% of net sales in 2002, as compared to 35% of net product sales in 2001. The decline in gross margins was due to a $214,000 impairment charge we recorded during the third quarter of 2002 related to BlueTip probe-related inventory that we did not believe had ongoing value to the business. The impairment charge had a 7% negative effect on our gross margins for the year. Excluding the impairment charge, our gross margins for 2002 would have increased for the year due in large part to a recovery in the average prices EES received from end customers for gamma detection products. Our distribution agreement with EES provides for our transfer prices to be based on a percentage of the end-customer ASP they receive, subject to a floor transfer price. During the first three quarters of 2002, we recorded revenue based on the floor transfer price; however, during the fourth quarter, we negotiated final transfer prices for our 2002 sales to EES and recorded a positive adjustment to revenue of $193,000.

Results for 2002 also reflect the significant efforts made in the development of Cardiosonix' Angle-independent Doppler Blood Flow (ADBF(TM)) technology. Accordingly, our research and development costs for 2002 increased to $2.3 million compared to $948,000 in 2001. In addition, consolidated administrative expenses increased over the prior year with the absorption of market development and other overhead costs associated with Cardiosonix' operations.

We were able to achieve better than expected results for 2002 while continuing our development of the Cardiosonix blood flow measurement products. The development activities culminated with the shipment of the first Cardiosonix blood flow demonstration units to distributors in the fourth quarter.

Our major expense categories as a percentage of sales increased from 2001 to 2002 due in large part to the decline in overall sales between the two periods. Research and development expenses, as a percentage of sales, increased to 69% in 2002 from 14% in 2001 due also to the incremental development costs associated with the Quantix line of blood flow products. Selling, general and administrative expenses, as a percentage of sales, increased to 97% in 2002 from 34% in 2001 due largely to the decline in net sales but also due to the amortization of intangible assets and other general and administrative charges following our acquisition of Cardiosonix. We believe these major expense categories, as a percentage of sales, will decrease in 2003 as compared to 2002 due to anticipated increases in sales coupled with a lower overall cost structure for our gamma business; however, this decrease will depend greatly on our success in achieving commercial sales of our blood flow products.

YEARS ENDED DECEMBER 31, 2002 AND 2001

Net Sales and Margins. Net product sales, primarily of our gamma detection systems, decreased $3.4 million or 50% to $3.4 million in 2002 from $6.8 million in 2001. Gross margins on net product sales were 30% of net sales in 2002, as compared to 35% of net product sales in 2001. However, our gross margins on net sales for 2002 included an impairment charge of $214,000 we recorded during the third quarter related to BlueTip probe-related inventory that we did not believe had ongoing value to the business. The impairment charge had a 7% negative effect on our gross margins for the year. Excluding the impairment charge, our gross margins for 2002 would have increased for the year due in large part to a recovery in the average prices EES received from end customers for gamma detection products.

The decline in net product sales was the result of lower overall demand from EES for the base NEO2000 gamma detection system (i.e., a 14mm probe and NEO2000 control unit) during 2002 as compared to 2001. End-customer (i.e., hospital) demand for these base systems appears to have flattened in 2002 as compared to 2001. In addition, BlueTip probes did not achieve the end customer acceptance originally anticipated when EES' initial stocking orders were delivered in the first half of 2001, and as a result, EES notified us during the third quarter of 2002 of their intent to shift product sales emphasis to the 14mm probe and away from the BlueTip probes during 2003. The decline in demand below EES' original expectations for NEO2000 systems and for BlueTip probes, coupled with purchases they were required to make under the terms of the distribution agreement, resulted in an overstock position for probes and control units at EES at the end of 2001 that was not corrected until the end of 2002. These factors resulted in a net decrease in probe sales (i.e., BlueTip probes and 14mm probes) of

71% during 2002 as compared to 2001. Our sales of control units were also affected by the decline in demand from EES, resulting in a net decrease of 39% in control unit sales volumes over the two periods.

The decline in gross margins on net product sales was almost entirely due to the obsolescence charge for $214,000 in BlueTip probe-related materials and finished goods inventory. The impairment charge had a 7% negative effect on our gross margins for the year. Excluding the impairment charge, our gross margins for 2002 would have increased for the year due in large part to a recovery in the average prices EES received from end customers for NEO2000 systems.

License and Other Revenue. License and other revenue in 2002 and 2001 included $800,000 from the pro-rata recognition of license fees related to the distribution agreement with EES and $520,000 and $603,000, respectively, from the reimbursement by EES of certain product development costs. License and other revenue in 2002 also included $218,000 from EES' waiver of certain warranty costs due from us in exchange for a release from contractual minimum purchase requirements.

Research and Development Expenses. Research and development expenses increased $1.4 million or 145% to $2.3 million in 2002 from $948,000 in 2001. The increase is primarily due to product development efforts related to the Cardiosonix line of blood flow measurement products and $54,000 in gamma detection drug development costs, offset by lower compensation costs resulting from headcount reductions of gamma product line personnel in the third and fourth quarters of 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $946,000 or 41% to $3.3 million in 2002 from $2.3 million in 2001. The increase was primarily a result of the general and administrative costs incurred in the operation and support of Cardiosonix, $360,000 in amortization of intangible assets related to the acquisition of Cardiosonix, increased consulting and professional services incurred related to Cardiosonix, the transfer of manufacturing of certain components of the NEO2000 gamma detection system to a new contract manufacturer, and $138,000 in impairment of production equipment and intellectual property that we did not believe had ongoing value to the business. These increases were offset by decreases in certain overhead costs, such as compensation and warranty expenses.

Acquired In-Process Research and Development. In 2001, we recorded an $885,000 expense representing the portion of the purchase price of Cardiosonix that was allocated to in-process research and development (IPR&D) for the QUANTIX/OR product as estimated at the date of acquisition. Our original recording of the acquisition in 2001 also included recording the assets and liabilities acquired along with some contingent consideration related to the future achievement of a developmental milestone by Cardiosonix. We recorded the contingent consideration at December 31, 2001, based on the value of our common stock at that time. The contingent consideration we had recorded at the end of last year was re-valued at the date the milestone was achieved and the contingency satisfied. In reflecting the satisfaction of the contingency on our books, we adjusted the final purchase price paid for Cardiosonix according to generally accepted accounting principles. As a result, the $885,000 IPR&D charge recorded in 2001 was decreased by $28,000 in 2002.

Other Income. Other income decreased $341,000 or 92% to $28,000 during 2002 from $370,000 during 2001. Other income in 2002 consisted primarily of interest income. Our interest income decreased because we maintained a lower balance and received a lower interest rate on our cash and investments during 2002 as compared to 2001, consistent with marketplace activity over the two periods.

Other income during 2001 consisted primarily of a $238,000 refund of a portion of the limited guarantee that we made related to a loan made by a bank to our former subsidiary, Neoprobe (Israel) Ltd. (Neoprobe Israel). We had previously put cash on deposit with the bank as security for the limited guarantee. The full amount of the limited guarantee was written off in 1998 in conjunction with our decision to liquidate Neoprobe Israel, as we did not expect to receive any of the cash deposit back from the bank. In connection with the refunded cash deposit, the bank also granted us a general release from all obligations related to the loan.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Cash used in operations increased $2.7 million to $3.0 million in 2002 from $277,000 used in operations in 2001. Working capital decreased to $1.1 million at December 31, 2002, as compared to $4.1 million at December 31, 2001. The current ratio decreased to 1.6:1 at December 31, 2002 from 2.7:1 at December 31, 2001. The decrease in working capital was primarily related to cash used to fund development activities.

Cash balances decreased to $701,000 at December 31, 2002, from $4.3 million at December 31, 2001, primarily due to the requirements of supporting the operations of Cardiosonix and the decrease in net sales during 2002.

Accounts receivable increased to $746,000 at December 31, 2002 from $558,000 at December 31, 2001. We expect receivable levels to continue to fluctuate in 2003 depending on the timing of purchases and payments by EES.

Inventory levels decreased to $1.2 million at December 31, 2002, as compared to $1.4 million at December 31, 2001, primarily due to the write-off of $214,000 of inventory that we did not believe had ongoing value to the business and the use of certain long-lead gamma detection device components that were built up during 2001 to take advantage of quantity price breaks. These decreases were offset by the build-up of inventory of materials related to our blood flow products in preparation for market launch. During 2003, we will continue to work through our carryover stock of certain long-lead components of gamma detection materials. We expect inventory levels to increase during 2003 as the use of these long-lead components is offset by the building of initial inventory of blood flow products.

Investing Activities. Cash used in investing activities increased to $315,000 in 2002 from $109,000 provided in 2001. During 2002, we invested in $2.5 million of available-for-sale securities, offset by sales and maturities of available-for-sale securities of $2.5 million. Capital expenditures in 2002 were primarily for purchases of production tools and equipment, product development equipment, and technology infrastructure. Capital expenditures in 2001 consisted primarily of technology infrastructure, production tooling, and loaner device upgrades. Capital needs for 2003 are expected to increase over 2002 to support blood flow product development and manufacturing activities, although it is our intent to initially outsource manufacturing of blood flow products as much as possible as is currently done for our gamma devices. We estimate that the additional costs to complete planned development activities, respond to initial customer feedback and support initial marketing efforts for our blood flow products for 2003 could approach $2 million.

Financing Activities. Financing activities used $256,000 in cash in 2002 versus $188,000 in 2001. During the second and third quarters of 2002, we drew a total of $2.0 million under a line of credit for working capital purposes that was fully paid off during the fourth quarter of 2002. Payments of notes payable were $62,000 higher during 2002 as compared to 2001 due to the increased cost of financed insurance.

On November 19, 2001, we entered into a common stock purchase agreement with an investment fund, Fusion Capital Fund II, LLC (Fusion) for the issuance and purchase of our common stock. Under the stock purchase agreement, Fusion committed to purchase up to $10 million of our common stock over a forty-month period that commenced in May 2002. A registration statement registering for resale up to 5 million shares of our common stock was declared effective by the SEC on April 15, 2002. Under the terms of the agreement we can request daily drawdowns, subject to a daily base amount currently set at $12,500. The number of shares we are to issue to Fusion in return for that money will be based on the lower of (a) the closing sale price for our common stock on the day of the draw request or (b) the average of the three lowest closing sales prices for our common stock during a twelve-day period prior to the draw request. However, no shares may be sold to Fusion at lower than a floor price currently set at $0.30, but in no case below $0.20 without Fusion's prior consent. Upon execution of the common stock purchase agreement, we issued 449,438 shares of our common stock to Fusion as a commitment fee. Market conditions (i.e., share price) have effectively prohibited us from drawing funds under the Fusion facility during 2002, and in the absence of a change in those conditions, the Fusion facility is unlikely to be drawn on in the foreseeable future.

During February 2002, we entered into a line of credit facility with an investment management company. The facility provided for a maximum line of credit of $2.0 million and was fully collateralized by pledged cash and investments on deposit with the investment management company. The line of credit was paid in full and terminated in the fourth quarter of 2002.

During March 2003, we entered into a bridge loan agreement with our President and CEO, David Bupp. Under the terms of the agreement, Mr. Bupp will advance us $250,000. Interest will be payable on the note at 8.5%, payable monthly, and the note will be due on June 30, 2004. In consideration for the loan, we will issue Mr. Bupp 375,000 warrants to purchase our common stock at an exercise price based on the average market price of our common stock for the 30 days preceding the date of issuance.

During March 2003, we also entered into a bridge loan agreement with an outside investor for an additional $250,000. Under the terms of the agreement, interest will be payable at 9.5%, payable monthly, and the note will be due on June 30, 2004. In consideration for the loan, we will issue the investor 500,000 warrants to purchase our common stock at an exercise price based on the average market price of our common stock for the 30 days preceding the date of issuance. The notes are also convertible into common stock of the Company, beginning on July 1, 2003. Half of the principal will be convertible into common stock at a 15% discount to the 20-day average market price preceding the conversion, but in no case greater than a $0.20 ceiling conversion price or less than a $0.10 floor conversion price. The remaining half of the principal will also be convertible at a 15% discount to a 20-day average market price preceding the conversion, subject only to the $0.10 floor conversion price.

Our future liquidity and capital requirements will depend on a number of factors, including our ability to raise additional capital in a timely manner through additional investment, expanded market acceptance of our current products, our ability to commercialize new products such as our blood flow product line, our ability to monetize our investment in non-core technologies, our ability to obtain milestone or development funds from potential development and distribution partners, regulatory actions by the U.S. FDA and other international regulatory bodies, and intellectual property protection.

Throughout 2002, we made modifications to our operating plan and cut or delayed planned expenditures as a result of delays in our ability to obtain additional sources of financing. To this point, such changes and cuts have not had a significant impact on our ability to meet the operational milestones we set at the beginning of the year. Despite the bridge loans we entered into with Mr. Bupp and the outside investor, we continue to believe we will need to raise additional funds to ensure we can complete the commercialization of the Cardiosonix product line. We are in discussions with several potential financing sources; however, we cannot assure you that additional capital will be available on acceptable terms, if at all. If additional funding is not secured in the near future, we will have to further modify and/or significantly curtail our current strategic and operating plans. Any incremental equity-based financing would also likely require our stockholders to approve an increase in the number of authorized shares of our common stock that we can issue. However, our stockholders have failed to approve such a measure twice in the last five years and we cannot assure you that they will approve such a measure if proposed at this year's annual meeting. We cannot assure you that we will be able to achieve significant product revenues from our current or potential new products. In addition, we cannot assure you that we will achieve profitability again in the future.

Contractual Obligations and Commercial Commitments. The following table presents our contractual obligations and commercial commitments as of December 31, 2002.


                               PAYMENTS DUE BY PERIOD

      CONTRACTUAL CASH                        LESS THAN        1 - 3         4 - 5      AFTER
        OBLIGATIONS              TOTAL         1 YEAR          YEARS         YEARS     5 YEARS
-----------------------------   --------       --------       --------       -----     -------
Capital Lease Obligation     $   21,888       $ 16,417       $  5,471       $--        $--

Operating Leases                397,043        205,954        191,089        --         --

Unconditional
Purchase Obligations(1)         742,772        742,772           --          --         --

Other Long-Term
Obligations                         --             --            --           --        --
                             ----------       --------       --------       -----      -----
Total Contractual

Cash Obligations             $1,161,703       $965,143       $196,560       $--        $--
                             ==========       ========       ========       =====      =====

(1) This amount represents purchases under binding purchase orders for which we are required to take delivery of the product under the terms of the underlying supply agreements going out approximately four to five months. In addition, we have annual minimum purchase commitments for an another $714,000 in finished medical devices that are not currently covered by binding purchase orders, but for which we must either submit binding purchase orders on a monthly basis or reimburse the contract manufacturer for any non-cancellable, non-returnable materials. We believe the amount of non-cancellable, non-returnable materials to be less than half of the remaining commitment amount at any point in time.

New Accounting Pronouncements. In June 2001, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. We would also be required to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We are required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on our financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 will require us to disclose information about our exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit or disposal activity is initiated. SFAS 146 will require us to disclose, for each reportable segment, the exit or disposal activity costs incurred in the period and the cumulative amount incurred, net of any changes in the liability, with an explanation of the reasons for the changes. SFAS 146 will also require us to disclose the total amount of costs expected to be incurred in connection with the exit or disposal activity. The new requirements are effective prospectively for exit and disposal activities initiated after December 31, 2002. We do not anticipate that adoption of SFAS 146 will have a material impact on our financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002, and are not expected to have a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

Critical Accounting Policies. The following accounting policies are considered to be critical to our results of operations and financial condition.

Revenue Recognition Related to Net Product Sales. We currently generate revenue primarily from sales of our gamma detection devices. We recognize sales revenue when the products are shipped and the earnings process has been completed. Our customers have no right to return products purchased in the ordinary course of business. The prices we charge our primary customer, EES, are subject to retroactive annual adjustment based on a fixed percentage of the actual sales prices achieved by EES on sales to end customers made during each fiscal year. To the extent that we can reasonably estimate the end-customer prices received by EES, we record sales to EES based upon these estimates. If we are unable to reasonably estimate end customer sales prices related to certain products sold to EES, we record revenue related to these product sales at the minimum price provided for under our distribution agreement with EES. Due to uncertainty regarding end customer prices during 2002 and 2001, we recorded revenue at the minimum prices for most of the year until the final reconciliation was completed with EES. The completion of the reconciliation resulted in our recording approximately $193,000 and $60,000, respectively, in additional revenue in the fourth quarters of 2002 and 2001 related to sales made during the first, second and third quarters of 2002 and the second and third quarters of 2001. Final adjusted prices for 2002 and 2001 were approximately 11% and 4%, respectively, above the floor prices. The final adjusted prices for 2002 serve as the basis for provisional prices to be charged EES for sales in 2003. As such, we believe we have only a small amount of price exposure related to sales to EES in 2003 and beyond related to currently marketed products.

Impairment or Disposal of Long-Lived Assets. We account for long-lived assets in accordance with the provisions of SFAS No. 144. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2002, the most significant long-lived assets on our balance sheet relate to assets recorded in connection with the acquisition of Cardiosonix and gamma detection device patents related to ILM. The recoverability of these assets is based on the financial projections and models related to future sales of Cardiosonix' products which have yet to begin and the continuing success of our gamma detection product line. As such, these assets could be subject to significant adjustment should the Cardiosonix technology not be successfully commercialized or the sales amounts in our current projections not be realized.

Other Items Affecting Financial Condition. At December 31, 2002, we had U.S. net operating tax loss carryforwards and tax credit carryforwards of approximately $92.4 million and $4.3 million, respectively, available to offset or reduce future income tax liability, if any, through 2022. However, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, use of prior tax loss and credit carryforwards may be limited after an ownership change. As a result of ownership changes as defined by Sections 382 and 383, which have occurred at various points in our history, we believe utilization of our tax loss carryforwards and tax credit carryforwards may be limited.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of our company. Our representatives and we may from time to time make written or verbal forward-looking statements, including statements contained in this report and other company filings with the SEC and in our reports to stockholders. Statements that relate to other than strictly historical facts, such as statements about our plans and strategies, expectations for future financial performance, new and existing products and technologies, and markets for our products are forward-looking statements within the meaning of the Act. Generally, the words "believe," "expect," "intend,"

"estimate," "anticipate," "will" and other similar expressions identify forward-looking statements. The forward-looking statements are and will be based on our then-current views and assumptions regarding future events and operating performance, and speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. See the Risk Factors section of this report for a discussion of events and circumstances that could affect our financial performance or cause actual results to differ materially from estimates contained in or underlying our forward-looking statements.

ADDITIONAL INFORMATION

For additional information about our operations, cash flows, liquidity and capital resources, please refer to the information on pages 26 through 34 of this report.

ITEM 7.  FINANCIAL STATEMENTS

Our consolidated financial statements, and the related notes, together with the report of KPMG LLP dated February 7, 2003, except Notes 16 and 17 as to which the date is March 26, 2003, are set forth at pages F-1 through F-23 attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS

THE FOLLOWING DIRECTORS' TERMS SHALL CONTINUE UNTIL THE 2003 ANNUAL MEETING:

JOHN S. CHRISTIE, age 53, has served as a director of our company since May 1997. Mr. Christie has served as President, Chief Operating Officer and a director of Worthington Industries, Inc. since June 1999. Mr. Christie served as President of JMAC, Inc., an investment holding company, from September 1995 to June 1999. From August 1988 until September 1995, he was a Senior Vice President of Battelle Memorial Institute. Mr. Christie also serves as a director of Karrington Health, Inc. Mr. Christie has a B.S. degree in Business Administration from Miami University and a MBA from Emory University.

DAN MANOR, PH.D., age 43, has served as a director of our company since January 2002. Dr. Manor also serves as the President and Chief Executive Officer of Cardiosonix, Ltd., our wholly owned subsidiary. Prior to founding Cardiosonix in 1998, Dr. Manor served as Managing Director of Medical Dynamics Ltd., a privately-held Israeli company specializing in developing pneumatic blood flow assist devices, from founding in 1996 through its sale in 1998. From 1995 through 1996, Dr. Manor served as Products Manager and Medical Director of an ultrasound company. Dr. Manor started his career as a researcher, working at various institutions, including Rambam Medical Center and the Heart Research Center, Technion-Israel Institute of Technology (IIT), Haifa, Israel. He spent the next several years at the Department of Physiology, University of North Texas Health Science Center at Fort Worth, Texas as a Research Assistant Professor. Dr. Manor has a B.Sc. in Aeronautical Engineering, a M.S. and a Ph.D. in Biomedical Engineering from the Technion-IIT. He is the recipient of numerous awards including the Wolf Foundation award for excellence in research.

J. FRANK WHITLEY, JR., age 60, has served as a director of our company since May 1994. Mr. Whitley was Director of Mergers, Acquisitions and Licensing at The Dow Chemical Company (Dow), a multinational chemical company, from June 1993 until his retirement in June 1997. After joining Dow in 1965, Mr. Whitley served in a variety of marketing, financial, and business management functions. Mr. Whitley has a B.S. degree in Mathematics from Lamar State College of Technology.

THE FOLLOWING DIRECTORS' TERMS SHALL CONTINUE UNTIL THE 2004 ANNUAL MEETING:

REUVEN AVITAL, age 51, has served as a director of our company since January 2002. Mr. Avital is a partner and general manager of Ma'Aragim Enterprises Ltd., an investment company in Israel, through which he is a member of the board of Neoprobe as well as a number of privately-held and Israeli public companies, three of them in the medical device field. Mr. Avital was a board member of Cardiosonix, Ltd. from April 2001 through December 31, 2001, when we acquired the company. Previously, Mr. Avital served in the Israeli government in a variety of middle and senior management positions. He is also chairman or board member in several not-for-profit organizations, mainly involved in education for the under-privileged and international peace-building. Mr. Avital has B.A. degrees in The History of the Middle East and International Relations from the Hebrew University of Jerusalem, and a M.P.A. from the Kennedy School of Government at Harvard University.

DAVID C. BUPP, age 53, has served as President and a director of our company since August 1992 and as Chief Executive Officer since February 1998. From August 1992 to May 1993, Mr. Bupp served as our Treasurer. In addition to the foregoing positions, from December 1991 to August 1992, he was Acting President, Executive Vice President, Chief Operating Officer and Treasurer, and from December 1989 to

December 1991, he was Vice President, Finance and Chief Financial Officer. From 1982 to December 1989, Mr. Bupp was Senior Vice President, Regional Manager for AmeriTrust Company National Association, a nationally chartered bank holding company, where he was in charge of commercial banking operations throughout Central Ohio. Mr. Bupp has a B.A. degree in Economics from Ohio Wesleyan University. Mr. Bupp completed a course of study at Stonier Graduate School of Banking at Rutgers University.

JULIUS R. KREVANS, M.D., age 78, has served as a director of our company since May 1994 and as Chairman of the Board of Directors of our company since February 1999. Dr. Krevans served as Chancellor of the University of California, San Francisco from July 1982 until May 1993. Prior to his appointment as Chancellor, Dr. Krevans served as a Professor of Medicine and Dean of the School of Medicine at the University of California, San Francisco from 1971 to 1982. Dr. Krevans is a member of the Institute of Medicine, National Academy of Sciences, and led its committee for the National Research Agenda on Aging until 1991. He is Chairman of the Bay Area Economic Forum, a member of the Medical Panel of A.P. Giannini Foundation, and a member of the Board of Directors of the Bay Area BioScience Center. Dr. Krevans has a B.S. degree and a M.D. degree, both from New York University. Dr. Krevans also serves on the Board of Directors and the compensation committee of the Board of Directors of Calypte Biomedical Corporation (Calypte), a publicly held corporation, and on the Board of Directors and nominating committee of AccuImage Diagnostics Corp., a publicly held company. Nancy E. Katz, a director of our company, is President and Chief Executive Officer of Calypte.

THE FOLLOWING DIRECTORS' TERMS SHALL CONTINUE UNTIL THE 2005 ANNUAL MEETING:

NANCY E. KATZ, age 43, has served as a director of our company since January 2001. Ms. Katz currently serves as President, Chief Executive Officer and a director of Calypte. Ms. Katz joined Calypte in October 1999 as President, Chief Operating Officer and Chief Financial Officer. Prior to joining Calypte, Ms. Katz served as President of Zila Pharm Inc. From 1997 to 1998, Ms. Katz served as Vice President of Sales & Marketing of LifeScan (the diabetes testing division of Johnson & Johnson) and Vice President of U.S. Marketing, directing LifeScan's marketing and customer call center departments from 1995 to 1997. During her seven-year career at Schering-Plough Healthcare Products from 1987 to 1994, she held numerous positions including Senior Director & General Manager, Marketing Director for Footcare New Products, and Product Director of OTC New Products. Ms. Katz also held various product management positions at American Home Products from 1981 to 1987. Ms. Katz received her B.A. in Business Administration from the University of South Florida.

FRED B. MILLER, age 63, has served as a director of our company since January 2002. Mr. Miller is the President and Chief Operating Officer of Seicon, Limited, a privately held company that specializes in developing, applying and licensing technology to reduce seismic and mechanically induced vibration. Mr. Miller also serves on the boards of two other privately-held companies. Until his retirement in 1995, Mr. Miller had been with Price Waterhouse LLP since 1962. Mr. Miller is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants (AICPA), a past member of the Council of the AICPA and a member and past president of the Ohio Society of Certified Public Accountants. He also has served on the boards or advisory committees of several universities and not-for-profit organizations. Mr. Miller has a B.S. degree in Accounting from the Ohio State University.

EXECUTIVE OFFICERS

In addition to Mr. Bupp, the following individuals are executive officers of our company and serve in the position(s) indicated below:

              NAME                  AGE              POSITION
              ----                  ---              --------
         Carl M. Bosch                46      Vice President, Instrument Development

         Rodger A. Brown              52      Vice President, Regulatory Affairs
                                              and Quality  Assurance

         Brent L. Larson               39     Vice President, Finance; Chief Financial Officer;
                                              Treasurer and Assistant Secretary

Carl M. Bosch has served as Vice President, Instrument Development of our company since March 2000. Prior to that, Mr. Bosch served as our Director, Instrument Development from May 1998 to March 2000. Before joining our company, Mr. Bosch was employed by GE Medical Systems from 1994 to 1998 where he served as Manager, Nuclear Programs. From 1977 to 1994, Mr. Bosch was employed by GE Aerospace in several engineering and management functions. Mr. Bosch has a B.S. degree in Electrical Engineering from Lehigh University and a M.S. degree in Systems Engineering from the University of Pennsylvania.

Rodger A. Brown has served as Vice President, Regulatory Affairs and Quality Assurance of our company since November 2000. From July 1998 through November 2000, Mr. Brown served as our Director, Regulatory Affairs and Quality Assurance. Prior to joining our company, Mr. Brown served as Director of Operations for Biocore Medical Technologies, Inc. from April 1997 to April 1998. From 1981 through 1996, Mr. Brown served as Director, Regulatory Affairs/Quality Assurance for E for M Corporation, a subsidiary of Marquette Electronics, Inc.

Brent L. Larson has served as Vice President, Finance and Chief Financial Officer of our company since February 1999. Prior to that, he served as our Vice President, Finance from July 1998 to January 1999 and as Controller from July 1996 to June 1998. Before joining our company, Mr. Larson was employed by Price Waterhouse LLP. Mr. Larson has a B.B.A. degree in Accounting from Iowa State University of Science and Technology and is a Certified Public Accountant.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Act of 1934 requires our officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of our securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to us. Based on our review of these reports and written representations from reporting persons, we believe that all reporting persons complied with all filing requirements during the fiscal year ended December 31, 2002, except for one late Form 4 filing for each of Messrs. Bosch, Bupp and Larson.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth certain information concerning the annual and long-term compensation of our Chief Executive Officer and our other three highest paid executive officers having annual compensation in excess of $100,000 during the last fiscal year (the Named Executives) for the last three fiscal years.

                                                                                    LONG TERM
                                                                                  COMPENSATION
                                                                                     AWARDS
                                                                            --------------------------
                                                                                          SECURITIES
                                                                            RESTRICTED      UNDER-
                                            ANNUAL COMPENSATION               STOCK        LYING
                                         -------------------------            AWARDS       OPTIONS       ALL OTHER
NAME AND PRINCIPAL POSITION                YEAR          SALARY     BONUS      ($)          (#)        COMPENSATION
---------------------------              -------        ---------  ------       ---          ---        ------------

Carl M. Bosch,                             2002       $129,375      $    -            -        50,000      $ 3,093(c)
   Vice President,                         2001        129,375      25,250            -        45,000        3,081(c)
   Instrument Development(a)               2000        125,625      68,325    42,180(b)        45,000        1,643(c)

Rodger A. Brown,                           2002       $105,417      $    -            -        50,000              -
   Vice President, Regulatory Affairs/     2001         99,875      19,000            -        45,000              -
   Quality Assurance(d)                    2000         83,534      33,240            -        35,000              -

David C. Bupp,                             2002       $297,083      $    -            -       180,000      $ 5,738(f)
   President and                           2001        310,000      46,500            -       180,000        5,161(f)
   Chief Executive Officer                 2000        304,769     106,300   140,600(e)       180,000        3,298(f)

Brent L. Larson,                           2002       $129,375      $    -            -        50,000      $ 2,993(c)
   Vice President, Finance and             2001        131,250      20,250            -        60,000        3,400(c)
   Chief Financial Officer                 2000        126,250      44,900    56,240(g)        60,000        1,313(c)

Dan Manor,                                 2002       $145,000      $    -            -        50,000      $14,000(i)
   President and Chief Executive           2001              -           -            -             -               -
   Officer, Cardiosonix Ltd.(h)            2000              -           -            -             -               -

(a) Mr. Bosch began his employment with our company in May 1998 and was promoted to Vice President in March 2000.

(b) The aggregate number of Mr. Bosch's restricted stock holdings at December 31, 2002 was 30,000 shares with an aggregate value of $3,900. Mr. Bosch has the right to receive dividends other than dividends on or distributions of shares of any class of stock issued by our company which dividends or distributions will be delivered to us under the same restrictions on transfer and possibility of forfeitures as the shares of restricted stock from which they derive.

(c) Amounts represent matching contribution under the Neoprobe Corporation 401(k) Plan (the Plan). Eligible employees may make voluntary contributions and we may, but are not obligated to, make matching contributions based on 40 percent of the employee's contribution, up to five percent of the employee's salary. Employee contributions are invested in mutual funds administered by an independent plan administrator. Company contributions, if any, are made in the form of shares of common stock. The Plan is intended to qualify under section 401 of the Internal Revenue Code, which provides that employee and company contributions and income earned on contributions are not taxable to the employee until withdrawn from the Plan, and that we may deduct our contributions when made.

(d) Mr. Brown began his employment with our company in July 1998 and was promoted to Vice President in November 2000.

(e) The aggregate number of Mr. Bupp's restricted stock holdings at December 31, 2002, was 210,000 shares with an aggregate value of $27,300. Mr. Bupp has the right to receive dividends other than dividends on or distributions of shares of any class of stock issued by our company which dividends or distributions will be delivered to us under the same restrictions on transfer and possibility of forfeitures as the shares of restricted stock from which they derive.

(f) Amounts represent matching contribution under the Neoprobe Corporation 401(k) Plan (the Plan) and social luncheon club dues. Eligible employees may make voluntary contributions and we may, but are not obligated to, make matching contributions based on 40 percent of the employee's contribution, up to five percent of the employee's salary. Employee contributions are invested in mutual funds by an independent plan administrator. Company contributions, if any, are made in the form of shares of common stock. The Plan is intended to qualify under section 401 of the Internal Revenue Code, which provides that employee and company contributions and income earned on contributions are not taxable to the employee until withdrawn from the Plan, and that we may deduct our contributions when made.

(g) The aggregate number of Mr. Larson's restricted stock holdings at December 31, 2002 was 70,000 shares with an aggregate value of $9,100. Mr. Larson has the right to receive dividends other than dividends on or distributions of shares of any class of stock issued by our company which dividends or distributions will be delivered to us under the same restrictions on transfer and possibility of forfeitures as the shares of restricted stock from which they derive.

(h) Mr. Manor began his employment with our company on January 1, 2002, in connection with our acquisition of Cardiosonix Ltd. (formerly Biosonix Ltd.).

(i) Amounts represent reimbursements for a company car leased for Mr. Manor's use.

OPTION GRANTS IN LAST FISCAL YEAR

The following table presents certain information concerning stock options granted to the Named Executives under our Amended and Restated Stock Option and Restricted Stock Purchase Plan during the 2002 fiscal year .

                                    INDIVIDUAL GRANTS
------------------------------------------------------------------------------------------------
                                                     PERCENT OF
                                   NUMBER OF            TOTAL
                                  SECURITIES       OPTIONS GRANTED
                              UNDERLYING OPTIONS   TO EMPLOYEES IN  EXERCISE PRICE   EXPIRATION
NAME                           GRANTED (SHARES)      FISCAL YEAR      PER SHARE         DATE
----                           ---------------       -----------      ---------         ----
Carl M. Bosch                           50,000(a)        6%           $0.42(b)      1/7/12(c)

Rodger A. Brown                         50,000(a)        6%           $0.42(b)      1/7/12(c)

David C. Bupp                          180,000(a)       20%           $0.42(b)      1/7/12(c)

Brent L. Larson                         50,000(a)        6%           $0.42(b)      1/7/12(c)

Dan Manor                               50,000(a)        6%           $0.42(b)      1/7/12(c)

(a) Vests as to one-third of these shares on each of the first three anniversaries of the date of grant.

(b) The per share weighted average fair value of these stock options during 2002 was $0.36 on the date of grant using the Black-Scholes option pricing model with the following assumptions: an expected life of 4 years, an average risk-free interest rate of 4.00%, volatility of 145% and no expected dividend rate.

(c) The options terminate on the earlier of the expiration date, nine months after death or disability, 90 days after termination of employment without cause or by resignation or immediately upon termination of employment for cause.

FISCAL YEAR-END OPTION NUMBERS AND VALUES

The following table sets forth certain information concerning the number and value of unexercised options held by the Named Executives at the end of the last fiscal year (December 31, 2002). There were no stock options exercised by the Named Executives during the fiscal year ended December 31, 2002.

                                             NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                            UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS
                                         OPTIONS AT FISCAL YEAR-END:           AT FISCAL YEAR-END:
        NAME                              EXERCISABLE/UNEXERCISABLE         EXERCISABLE/UNEXERCISABLE
        ----                              -------------------------         -------------------------
        Carl M. Bosch                          75,000 / 95,000                        0 / 0

        Rodger A. Brown                        72,834 / 91,666                        0 / 0

        David C. Bupp                         230,000 / 460,000                       0 / 0

        Brent L. Larson                       117,200 / 110,000                       0 / 0

        Dan Manor                                   0 / 50,000                        0 / 0

COMPENSATION OF NON-EMPLOYEE DIRECTORS

Through September 2002, the Chairman of the Board of Directors of our company received $2,000 per board meeting attended in person and other non-employee directors received $1,000 each per meeting attended in person. We also paid directors $500 each per committee meeting attended in person through September 2002. After September 2002, non-employee directors waived fees for attendance at board or committee meetings until further notice. We did not pay directors for telephonic participation in board or committee meetings in 2002. We also reimbursed non-employee directors for travel expenses for meetings attended during 2002. In addition, the Chairman and each non-employee director received 35,000 and 25,000 options, respectively, to purchase common stock as a part of our annual stock incentive grants. Options granted to purchase common stock vest on an annual basis over a three-year period and have an exercise price equal to no less than the market price of common stock at the date of grant.

Directors who are also officers or employees of our company do not receive any compensation for their services as directors.

COMPENSATION OF MR. BUPP

Employment Agreement. David C. Bupp is employed under a thirty-six month employment agreement effective July 1, 2001. The employment agreement originally provided for an annual base salary of $310,000 with an increase to $325,000 on July 1, 2003. On August 1, 2002, Mr. Bupp agreed to amend the terms of his 2001 employment agreement to defer 10% of his then annual base salary until the satisfaction of certain milestones relating to our financial condition. Effective February 1, 2003, Mr. Bupp agreed to a new amendment his employment agreement to reduce his annual base salary to $217,000 for the remainder of the term of his employment agreement. In exchange for his agreement to waive the salary deferred under the previous amendment to his employment agreement, the Compensation Committee agreed to vest Mr. Bupp's interest in 210,000 shares of previously restricted stock and to authorize the removal of the restrictive legend on such shares of our common stock. In exchange for agreeing to the amendment lowering his annual base salary, Mr. Bupp received 70,000 options to purchase our common stock with an exercise price of $0.13 per share that vest one third annually on the anniversary of the date of grant.

The Compensation Committee of the Board of Directors will, on an annual basis, review the performance of our company and of Mr. Bupp and will pay a bonus to Mr. Bupp as it deems appropriate, in its discretion. Such review and bonus will be consistent with any bonus plan adopted by the Compensation Committee that covers the executive officers of our company generally. No bonus was paid to Mr. Bupp relating to fiscal year 2002.

If a change in control occurs with respect to our company and the employment of Mr. Bupp is concurrently or subsequently terminated:

      - by our company without cause (cause is defined as any willful breach of a material duty by Mr. Bupp in the course of his employment or willful and continued neglect of his duty as an employee);

      -     the term of Mr. Bupp's employment agreement expires; or

      - Mr. Bupp resigns because his authority, responsibilities or compensation have materially diminished, a material change occurs in his working conditions or we breach the agreement;

then, Mr. Bupp will be paid a severance payment of $650,500 (less amounts paid as Mr. Bupp's salary and benefits that continue for the remaining term of the agreement if his employment is terminated without cause). If any such termination occurs after the substantial completion of the liquidation of our assets, the severance payment shall be increased by $81,250.

For purposes of Mr. Bupp's employment agreement, a change in control includes:

      - the acquisition, directly or indirectly, by a person (other than our company or an employee benefit plan established by the Board of Directors) of beneficial ownership of 15 percent or more of our securities with voting power in the next meeting of holders of voting securities to elect the directors;

      - a majority of the directors elected at any meeting of the holders of our voting securities are persons who were not nominated by our then current Board of Directors or an authorized committee thereof;

      - our stockholders approve a merger or consolidation of our company with another person, other than a merger or consolidation in which the holders of our voting securities outstanding immediately before such merger or consolidation continue to hold voting securities in the surviving or resulting corporation (in the same relative proportions to each other as existed before such event) comprising eighty percent (80%) or more of the voting power for all purposes of the surviving or resulting corporation; or

      - our stockholders approve a transfer of substantially all of our assets to another person other than a transfer to a transferee, eighty percent (80%) or more of the voting power of which is owned or controlled by us or by the holders of our voting securities outstanding immediately before such transfer in the same relative proportions to each other as existed before such event.

Mr. Bupp's compensation will continue for the longer of twenty-four months or the full term of the agreement if his employment is terminated without cause.

Restricted Stock Agreements. Mr. Bupp holds 100,000, 35,000, 45,000 shares and 30,000 shares of our common stock that was originally granted as restricted stock granted on March 22, 2000, April 30, 1999, May 20, 1998 and June 1, 1996, respectively, pursuant to restricted stock purchase agreements of the same dates. The original grants did not allow Mr. Bupp to transfer or sell any of the restricted shares unless and until they vest and contained certain change of control provisions. However, in connection with the February 1, 2003 amendment to Mr. Bupp's employment agreement, we vested Mr. Bupp's interest in the shares and authorized the removal of the restricted legend. We will recognize compensation expense related to the vesting of the restricted stock in 2003 concurrent with the execution of the amendment.

COMPENSATION AGREEMENTS WITH OTHER NAMED EXECUTIVES

Carl M. Bosch

Employment Agreement. Carl Bosch is employed under an eleven-month employment agreement effective February 1, 2003. The employment agreement provides for an annual base salary of $135,000; however, receipt of 20% of the base amount has been deferred until the satisfactory achievement of certain milestones relating to our financial position or until or unless Mr. Bosch is terminated by us or we become financially insolvent. In exchange for entering into a new agreement with a portion of his annual base salary deferred, Mr. Bosch received 30,000 options to purchase our common stock with an exercise price of $0.13 per share that vest one third annually on the anniversary of the date of grant.

Mr. Bupp will, on an annual basis, review the performance of our company and of Mr. Bosch and we will pay a bonus to Mr. Bosch as we deem appropriate, in our discretion. Such review and bonus will be consistent with any bonus plan adopted by the Compensation Committee that covers the executive officers of our company generally. No bonus was paid to Mr. Bosch relating to fiscal year 2002. If a change in control occurs with respect to our company and the employment of Mr. Bosch is concurrently or subsequently terminated:

      - without cause (cause is defined as any willful breach of a material duty by Bosch in the course of his employment or willful and continued neglect of his duty as an employee);

      -     the term of Mr. Bosch's employment agreement expires; or

      - Mr. Bosch resigns because his authority, responsibilities or compensation have materially diminished, a material change occurs in his working conditions or we breach the agreement;

then, Mr. Bosch will be paid a severance payment of $202,500 and will continue his benefits for the longer of six months or the remaining term of his employment agreement.

For purposes of Mr. Bosch's employment agreement, a change in control includes:

      - the acquisition, directly or indirectly, by a person (other than our company or an employee benefit plan established by the Board of Directors) of beneficial ownership of 30 percent or more of our securities with voting power in the next meeting of holders of voting securities to elect the directors;

      - a majority of the directors elected at any meeting of the holders of our voting securities are persons who were not nominated by our then current Board of Directors or an authorized committee thereof;

      - our stockholders approve a merger or consolidation of our company with another person, other than a merger or consolidation in which the holders of our voting securities outstanding immediately before such merger or consolidation continue to hold voting securities in the surviving or resulting corporation (in the same relative proportions to each other as existed before such event) comprising eighty percent (80%) or more of the voting power for all purposes of the surviving or resulting corporation; or

      - our stockholders approve a transfer of substantially all of the assets of our company to another person other than a transfer to a transferee, eighty percent (80%) or more of the voting power of which is owned or controlled by us or by the holders of our voting securities outstanding immediately before such transfer in the same relative proportions to each other as existed before such event.

Mr. Bosch will be paid a severance amount of $135,000 if his employment is terminated at the end of his employment agreement or without cause, and his benefits will be continued for up to twelve months.

Restricted Stock Agreement. Mr. Bosch also holds 30,000 shares of our common stock that were originally granted to him as restricted stock on March 22, 2000, pursuant to a restricted stock purchase agreement with our company as of the same date. Under the original terms of the underlying restricted stock purchase agreement, Mr. Bosch could not transfer or sell any of the restricted shares unless and until they vest. However, in connection with the execution of his new employment agreement effective February 1, 2003 and Mr. Bosch's agreement to waive receipt of amounts previously deferred under an August 1, 2002 amendment to his previous employment agreement, we vested Mr. Bosch's interest in the shares and authorized the removal of the restricted legend. We will recognize compensation expense related to the vesting of the restricted stock in 2003 concurrent with the execution of the new employment agreement.

Rodger A. Brown

Employment Agreement. Rodger Brown is employed under an eleven-month employment agreement effective February 1, 2003. The employment agreement provides for an annual base salary of $115,000; however, receipt of 20% of the base amount has been deferred until the satisfactory achievement of certain milestones relating to our financial position or until or unless Mr. Brown is terminated by us or we become financially insolvent. In exchange for entering into a new agreement with a portion of his salary deferred, Mr. Brown received 30,000 options to purchase our common stock with an exercise price of $0.13 per share that vest one third annually on the anniversary of the date of grant. The terms of Mr. Brown's employment agreement are substantially identical to Mr. Bosch's employment agreement except that Mr. Brown would be paid $172,500 if terminated due to a change of control and $115,000 if terminated at the end of his employment agreement or without cause.

Mr. Bupp will, on an annual basis, review the performance of our company and of Mr. Brown and we will pay a bonus to Mr. Brown as we deem appropriate, in our discretion. Such review and bonus will be consistent with any bonus plan adopted by the Compensation Committee that covers the executive officers of our company generally. No bonus was paid to Mr. Brown relating to fiscal year 2002.

Brent L. Larson

Employment Agreement. Brent Larson is employed under an eleven-month employment agreement effective February 1, 2003. The employment agreement provides for an annual base salary of $135,000; however, receipt of 20% of the base amount has been deferred until the satisfactory achievement of certain milestones relating to our financial position or until or unless Mr. Larson is terminated by us or we become financially insolvent. In exchange for entering into a new agreement with a portion of his annual base salary deferred, Mr. Larson received 30,000 options to purchase our common stock with an exercise price of $0.13 per share that vest one third annually on the anniversary of the date of grant. The terms of Mr. Larson's employment agreement are substantially identical to Mr. Bosch's employment agreement.

Mr. Bupp will, on an annual basis, review the performance of our company and of Mr. Larson and we will pay a bonus to Mr. Larson as we deem appropriate, in our discretion. Such review and bonus will be consistent with any bonus plan adopted by the Compensation Committee that covers the executive officers of our company generally. No bonus was paid to Mr. Larson relating to fiscal year 2002.

Restricted Stock Agreement(s). Mr. Larson also holds 40,000 shares, 20,000 shares and 10,000 shares of our common stock that were originally granted to him as restricted stock granted to him at a price of $0.001 per share on March 22, 2000, April 30, 1999 and October 23, 1998, respectively, pursuant to restricted stock purchase agreements of the same dates. The terms of Mr. Larson's restricted stock purchase agreement are identical to those contained in Mr. Bosch's restricted stock purchase agreement discussed above regarding vesting, forfeiture and rights of ownership. However, in connection with the execution of his new employment agreement effective February 1, 2003 and Mr. Larson's agreement to waive receipt of amounts previously deferred under an August 1, 2002 amendment to his previous employment agreement, we vested Mr. Larson's interest in the shares and authorized the removal of the restricted legend. We will recognize compensation expense related to the vesting of the restricted stock in 2003 concurrent with the execution of the new employment agreement.

Dan Manor

Dan Manor is employed by our subsidiary, Cardiosonix Ltd. as its President under a two year employment agreement effective January 1, 2002. The employment agreement provides for a monthly basic salary of $12,083 and automatically renews for one year increments unless written notice is given ninety days prior to the end of the then term of the agreement. The Compensation Committee of our Board of Directors will, on an annual basis, review the performance of our company and of Mr. Manor and he will be paid a bonus as is deemed appropriate, in the Committee's discretion. Such review and bonus will be consistent with any bonus plan adopted by the Compensation Committee that covers the executive officers of our company generally. No bonus was paid to Mr. Manor relating to fiscal year 2002. Mr. Manor will also receive one third of 1% of the Net Revenues (as defined in Mr. Manor's employment agreement) from Cardiosonix products for up to five years from the effective date of the agreement. Cardiosonix also provides Mr. Manor with an automobile allowance not to exceed $450 per month, and provides certain statutory benefits under the laws of the State of Israel.

Mr. Manor will be paid a severance payment of the greater of $145,000 or the then statutorily determined amount if he is terminated by Cardiosonix without cause prior to the end of the term of the agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth additional information as of December 31, 2002, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

                                                                                                NUMBER OF SECURITIES
                                                                                                 REMAINING AVAILABLE
                                        NUMBER OF SECURITIES          WEIGHTED-AVERAGE           FOR ISSUANCE UNDER
                                          TO BE ISSUED UPON           EXERCISE PRICE OF          EQUITY COMPENSATION
                                             EXERCISE OF            OUTSTANDING OPTIONS,          PLANS (EXCLUDING
                                        OUTSTANDING OPTIONS,         WARRANTS AND RIGHTS        SECURITIES REFLECTED
                                         WARRANTS AND RIGHTS                 (B)                   IN COLUMN (A))
                                                 (A)                                                     (C)
                                        --------------------         -------------------        --------------------
Equity compensation plans approved
by security holders                            2,317,725                    $0.70                     3,443,866

Equity compensation plans not
approved by security holders                       -                        $  -                           -
                                               ---------                    -----                     ---------
Total                                          2,317,725                    $0.70                     3,443,866
                                               =========                    =====                     =========


SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS, DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 7, 2003, certain information with respect to the beneficial ownership of shares of common stock by (i) each person known to us to be the beneficial owner of more than 5 percent of our outstanding shares of common stock, (ii) each director or nominee for director of our company, (iii) each of the Named Executives (see Item 10, Executive Compensation--Summary Compensation Table), and (iv) our directors and executive officers as a group.

                                                                NUMBER OF
                                                                  SHARES
                                                              BENEFICIALLY            PERCENT
        BENEFICIAL OWNER                                        OWNED(*)           OF CLASS(**)
       -------------------------------------------------    ------------------    ---------------
        Reuven Avital                                            2,793,457(a)               7.0%
        Carl M. Bosch                                              184,218(b)                (o)
        Rodger A. Brown                                            120,498(c)                (o)
        David C. Bupp                                              757,237(d)               1.9%
        John S. Christie                                            89,034(e)                (o)
        Nancy E. Katz                                               28,334(f)                (o)
        Julius R. Krevans                                          158,667(g)                (o)
        Brent L. Larson                                            272,656(h)                (o)
        Dan Manor                                                1,261,410(i)               3.2%
        Fred B. Miller                                               9,334(j)                (o)
        J. Frank Whitley, Jr.                                       89,334(k)                (o)
        All directors and officers as a group                    5,763,779(l)              14.4%
        (11 persons)
        First Istratech Fund LLC                                 2,568,133(m)               6.4%
        Greatway Commercial, et al.                              2,567,952(n)               6.4%

(*) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person's household.

(**) "Percent of Class" is calculated on the basis of the number of shares outstanding on March 7, 2003, plus the number of shares the person has the right to acquire within 60 days of March 7, 2003.

(a) This amount consists of 2,785,123 shares of our common stock owned by N. Assia Trusteeship Ltd, Trustee for Ma'Aragim Enterprises Ltd., an investment fund under the management and control of Mr. Avital, and 8,334 shares issuable upon exercise of options which are exercisable within 60 days but does not include 36,666 shares issuable upon exercise of options which are not exercisable within 60 days. Of the shares held by N. Assia Trusteeship Ltd., 2,286,712 were acquired by Ma'Aragim in exchange for surrendering its shares in Cardiosonix Ltd. on December 31, 2001 in connection with our acquisition of Cardiosonix and 498,411 were acquired by Ma'Aragim based on the satisfaction of certain developmental milestones on December 30, 2002 associated with our acquisition of Cardiosonix.

(b) This amount includes 121,667 shares issuable upon exercise of options which are exercisable within 60 days and 22,551 shares in Mr. Bosch's account in the 401(k) Plan, but does not include 118,333 shares issuable upon exercise of options which are not exercisable within 60 days. Mr. Bosch is one of three trustees of the 401(k) Plan and may, as such, share investment power over common stock held in such plan. The 401(k) Plan holds an aggregate total of 205,858 shares of common stock. Mr. Bosch disclaims any beneficial ownership of shares held by the 401(k) Plan that are not allocated to his personal account.

(c) This amount includes 116,167 shares issuable upon exercise of options which are exercisable within 60 days and 4,331 shares held in the 401(k) Plan by Mr. Brown's wife, but does not include 118,333 shares issuable upon exercise of options which are not exercisable within 60 days. Mr. Brown disclaims beneficial ownership of the shares in his wife's 401(k) account.

(d) This amount includes 410,000 shares issuable upon exercise of options which are exercisable within 60 days and 30,737 shares in Mr. Bupp's account in the 401(k) Plan, but it does not include 450,000 shares issuable upon exercise of options which are not exercisable within 60 days. Mr. Bupp is one of three trustees of the 401(k) Plan and may, as such, share investment power over common stock held in such plan. The 401(k) Plan holds an aggregate total of 205,858 shares of common stock. Mr. Bupp disclaims any beneficial ownership of shares held by the 401(k) Plan that are not allocated to his personal account.

(e) This amount includes 88,334 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 46,666 shares issuable upon exercise of options which are not exercisable within 60 days.

(f) This amount includes 28,334 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 46,666 shares issuable upon the exercise of options which are not exercisable within 60 days.

(g) This amount includes 156,667 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 63,333 shares issuable upon exercise of options which are not exercisable within 60 days.

(h) This amount includes 173,867 shares issuable upon exercise of options which are exercisable within 60 days and 22,889 shares in Mr. Larson's account in the 401(k) Plan, but it does not include 123,333 shares issuable upon exercise of options which are not exercisable within 60 days. Mr. Larson is one of three trustees of the 401(k) Plan and may, as such, share investment power over common stock held in such plan. The 401(k) Plan holds an aggregate total of 205,858 shares of common stock. Mr. Larson disclaims any beneficial ownership of shares held by the 401(k) Plan that are not allocated to his personal account.

(i) This amount includes 16,667 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 73,333 shares issuable upon exercise of options which are not exercisable within 60 days. Mr. Manor acquired 1,021,990 of his shares in exchange for surrendering his shares in Cardiosonix Ltd. on December 31, 2001, in connection with our acquisition of Cardiosonix. An additional 222,753 shares were acquired by Mr. Manor based on the satisfaction of certain developmental milestones on December 30, 2002, associated with our acquisition of Cardiosonix.

(j) This amount includes 8,334 shares issuable upon exercise of options which are exercisable within 60 days and 1,000 shares held by Mr. Miller's wife for which he disclaims beneficial ownership, but does not include 36,666 shares issuable upon the exercise of options which are not exercisable within 60 days.

(k) This amount includes 88,334 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 46,666 shares issuable upon exercise of options which are not exercisable within 60 days.

(l) This amount includes 1,216,705 shares issuable upon exercise of options which are exercisable within 60 days and 80,508 shares held in the 401(k) Plan, but it does not include 1,159,995 shares issuable upon the exercise of options which are not exercisable within 60 days. Certain executive officers of our company are the trustees of the 401(k) Plan and may, as such, share investment power over common stock held in such plan. Each trustee disclaims any beneficial ownership of shares held by the 401(k) Plan that are not allocated to his personal account. The 401(k) Plan holds an aggregate total of 205,858 shares of common stock.

(m) This amount consists of 1,698,405 shares owned by First Isratech Fund LLC, 546,420 shares owned by First Isratech Fund LP and 323,308 shares owned by First Isratech Fund Norway AS. First Isratech Fund LLC is the general or managing partner of First Isratech Fund LP and First Isratech Fund Norway AS (collectively, the First Isratech Funds). Although these shares have not been so reported under SEC Regulation 13D, management believes they are beneficially owned by First Isratech Fund LLC. The First Isratech Funds acquired 2,108,555 of these shares in exchange for surrendering its shares in Cardiosonix Ltd. on December 31, 2001 in connection with our acquisition of Cardiosonix. The remaining 222,753 shares were acquired by the First Isratech Funds based on the satisfaction of certain developmental milestones on December 30, 2002 associated with our acquisition of Cardiosonix.

(n) This amount consists of 197,549 shares owned by Greatway Commercial, Inc., 398,097 shares owned by Uzi Zucker, 987,743 shares owned by Caremi Partners and 987,743 shares owned by Emicar LLC(collectively, Greatway Commercial et al.). Although these shares have not been so reported under SEC Regulation 13D, management believes they are under common management and has therefore grouped them for purposes of reporting our beneficial ownership. Greatway Commercial et al. acquired 2,108,554 of these shares in exchange for surrendering its shares in Cardiosonix Ltd. on December 31, 2001 in connection with our acquisition of Cardiosonix. The remaining 222,753 shares were acquired by Greatway Commercial et al. based on the satisfaction of certain developmental milestones on December 30, 2002 associated with our acquisition of Cardiosonix.

(o)   Less than one percent.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    See "Liquidity and Capital Resources" in Part II, Item 6 of this Form 10-KSB for information about our related party transactions.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (A)LIST OF EXHIBITS AND FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

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

            10.1.1. --  10.1.24. Reserved.

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

            10.2.1. --  10.2.25. Reserved.

            10.2.26. Amended and Restated Stock Option and Restricted Stock Purchase Plan dated March 3, 1994 (incorporated by reference to Exhibit 10.2.26 to the Company's December 31, 1993 Form 10-K).*

            10.2.27. -- 10.2.34. Reserved.

            10.2.35. Restricted Stock Purchase Agreement dated June 5, 1996 between the Company and David C. Bupp (incorporated by reference to Exhibit 10.2.35 to the Company's December 31, 1997 Form 10-K).*

            10.2.36.    Reserved.

            10.2.37. 1996 Stock Incentive Plan dated January 18, 1996 as amended March 13, 1997 (incorporated by reference to Exhibit 10.2.37 to the Company's December 31, 1997 Form 10-K).*

            10.2.38. -- 10.2.44. Reserved.

            10.2.45. Restricted Stock Purchase Agreement between the Company and David C. Bupp dated May 20, 1998 (incorporated by reference to Exhibit 10.2.45 to the Company's June 30, 1998 Form 10-Q).*

            10.2.46. -- 10.2.47. Reserved.

            10.2.48. Restricted Stock Agreement dated October 23, 1998 between the Company and Brent L. Larson (incorporated by reference to Exhibit 10.2.48 to the Company's December 31, 1998 Form 10-K/A).*

            10.2.49.    Reserved

            10.2.50. Restricted Stock Agreement dated April 30, 1999 between the Company and David C. Bupp. This Agreement is one of three substantially identical agreements and is accompanied by a schedule identifying the other agreements omitted and setting forth the material details in which such agreements differ from the one that is filed herewith (incorporated by reference to Exhibit 10.2.50 to the Company's June 30, 1999 Form 10-Q).*

            10.2.51. -- 10.2.53. Reserved.

            10.2.54. Restricted Stock Agreement dated March 22, 2000 between the Company and David C. Bupp. This Agreement is one of three substantially identical agreements and is accompanied by a schedule identifying the other agreements omitted and setting forth the material details in which such agreements differ from the one that is filed herewith (incorporated by reference to Exhibit 10.2.54 of the Company's March 31, 2000 Form 10-Q).*

            10.2.55. Agreement, Release and Waiver between the Company and Matthew F. Bowman, dated March 31, 2000 (incorporated by reference to Exhibit 10.2.55 to the Company's March 31, 2000 Form 10-Q).*

            10.2.56. -- 10.2.58. Reserved.

            10.2.59. Employment Agreement between the Company and David C. Bupp, dated July 1, 2001 (incorporated by reference to
                        Exhibit 10.2.59 to the Company's September 30, 2001 Form 10-QSB).*

            10.2.60. Employment Agreement between the Company and Carl M. Bosch, dated October 1, 2001. This Agreement is one of three substantially identical agreements and is accompanied by a schedule identifying the other agreements omitted and setting forth the material details in which such agreements differ from the one that is filed herewith (incorporated by reference to Exhibit 10.2.60 to the Company's December 31, 2001 Form 10-KSB).*

            10.2.61. Employment Agreement between Cardiosonix Ltd. (formerly Biosonix Ltd.) and Dan Manor, dated January 1, 2002 (incorporated by reference to Exhibit 10.2.61 to the Company's December 31, 2001 Form 10-KSB).*

            10.2.62. Amendment to Employment Agreement between the Company and David C. Bupp, dated February 1, 2003.*/**

            10.2.63. Employment Agreement between the Company and Carl M. Bosch, dated February 1, 2003. This Agreement is one of three substantially identical agreements and is accompanied by a schedule identifying the other agreements omitted and setting forth the material details in which such agreements differ from the one that is filed herewith.*/**

            10.3.1. Technology Transfer Agreement dated July 29, 1992 between the Company and The Dow Chemical Corporation (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission), (incorporated by reference to Exhibit 10.10 to the Company's Form S-1).

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

            10.3.46. License Agreement dated May 1, 1996 between the Company and The Dow Chemical Company (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission),

                        (incorporated by reference to Exhibit 10.3.46 to the Company's June 30, 1996 Form 10-QSB).

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

            10.3.51.    Reserved.

            10.3.52. Participation Agreement between the Company and Cira, LLC dated November 30, 2000 (incorporated by reference to Exhibit 10.3.52 to the Company's December 31, 2000 Form 10-KSB).

            10.4.1. --  10.4.32. Reserved.

            10.4.32. Supply Agreement between the Company and eV Products dated December 8, 1997 (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission), (incorporated by reference to Exhibit
                        10.4.32 to Amendment 2 to the Company's December 31, 1997 Form 10-K).

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

            10.4.48.    10.4.40.--10.4.48. Reserved.

            10.4.49. Product Supply Agreement between the Company and UMM Electronics, Inc., dated October 25, 2001 (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission) (incorporated by reference to
                        Exhibit 10.4.49 to the Company's December 31, 2001 Form 10-KSB).

            (21)        SUBSIDIARIES OF THE COMPANY.

                                    21.1.       Subsidiaries of the Company.**

            (23)        CONSENT OF EXPERTS AND COUNSEL.

                                    23.1.       Consent of KPMG LLP.**


            (24)        POWERS OF ATTORNEY.

                                    24.1.       Powers of Attorney.**


            (99)        ADDITIONAL EXHIBITS.

                                    99.1.       Certification of Chief Executive
                                                Officer pursuant to Section 906
                                                of the Sarbanes-Oxley Act of
                                                2002.**

                                    99.2.       Certification of the Chief
                                                Financial Officer pursuant to
                                                Section 906 of the
                                                Sarbanes-Oxley Act of 2002.**

**  Filed with this report

       (B)    REPORTS ON FORM 8-K.

              None.




ITEM 14. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer, along with the Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in its periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Since the date of our evaluation to the filing date of this Annual Report, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Dated: March 31, 2003
                                           NEOPROBE CORPORATION
                                           (the Company)

                                           By:  /s/ David C. Bupp
                                             ----------------------------------
                                                 David C. Bupp, President and
                                                 Chief Executive Officer


            SIGNATURE                                         TITLE                                   DATE
/s/David C. Bupp                                Director, President and                                   March 24, 2003
-------------------------------------           Chief Executive Officer
David C. Bupp                                   (principal executive officer)


/s/ Brent L. Larson*                            Vice President, Finance and                               March 20, 2003
-------------------------------------           Chief Financial Officer
Brent L. Larson                                 (principal financial officer)


/s/ Reuven Avital*                              Director                                                  March 21, 2003
-------------------------------------
Reuven Avital

/s/ John S. Christie*                           Director                                                  March 21, 2003
-------------------------------------
John S. Christie

/s/ Nancy E. Katz*                              Director                                                  March 21, 2003
-------------------------------------
Nancy E. Katz

/s/ Julius R. Krevans*                          Chairman, Director                                        March 20, 2003
-------------------------------------
Julius R. Krevans

/s/ Dan Manor*                                  Director                                                  March 21, 2003
-------------------------------------
Dan Manor

/s/ Fred B. Miller*                             Director                                                  March 20, 2003
-------------------------------------
Fred B. Miller

/s/ J. Frank Whitley, Jr.*                      Director                                                  March 25, 2003
-------------------------------------
J. Frank Whitley, Jr.



*By:     /s/ David C. Bupp
         ---------------------------
             David C. Bupp, Attorney-in-fact

                                 CERTIFICATIONS

I, David C. Bupp, certify that:

            1. I have reviewed this annual report on Form 10-KSB of Neoprobe Corporation;

            2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

            3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

            4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                        (a) designed such disclosure controls and procedures to
            ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                        (b) evaluated the effectiveness of the registrant's
            disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                        (c) presented in this annual report our conclusions
            about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

            6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                 /s/ David C. Bupp
                                 --------------------------------------------
                                 David C. Bupp
                                 President and Chief Executive Officer

March 31, 2003

I, Brent L. Larson, certify that:

            1. I have reviewed this annual report on Form 10-KSB of Neoprobe Corporation;

            2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

            3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

            4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                        (a) designed such disclosure controls and procedures to
            ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                        (b) evaluated the effectiveness of the registrant's
            disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                        (c) presented in this annual report our conclusions
            about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

            6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                             /s/ Brent L. Larson
                             ------------------------------------------------
                             Brent L. Larson
                             Vice President, Finance and Chief Financial Officer

March 31, 2003

============================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                            ------------------------


                              NEOPROBE CORPORATION

                            ------------------------



                            FORM 10-KSB ANNUAL REPORT

                           FOR THE FISCAL YEARS ENDED:

                           DECEMBER 31, 2002 AND 2001






                          ----------------------------


                              FINANCIAL STATEMENTS

                          ----------------------------


============================================================================

                       NEOPROBE CORPORATION AND SUBSIDIARY

                          INDEX TO FINANCIAL STATEMENTS

Audited Consolidated Financial Statements of Neoprobe Corporation

         Independent Auditors' Report                                                            F-2

         Consolidated Balance Sheets as of
                  December 31, 2002 and December 31, 2001                                        F-3

         Consolidated Statements of Operations for the years ended
                  December 31, 2002 and December 31, 2001                                        F-5

         Consolidated Statements of Stockholders' Equity for the years ended
                  December 31, 2002 and December 31, 2001                                        F-6

         Consolidated Statements of Cash Flows for the years ended
                  December 31, 2002 and December 31, 2001                                        F-7

         Notes to the Consolidated Financial Statements                                          F-8

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Neoprobe Corporation

We have audited the accompanying consolidated balance sheets of Neoprobe Corporation and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neoprobe Corporation and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company has suffered recurring losses from operations and needs to raise additional capital within the next 12 months. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/     KPMG LLP

Columbus, Ohio
February 7, 2003, except Notes 16 and 17 as to which the date is March 26, 2003

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001


              ASSETS                                                            2002                   2001
                                                                          -----------------      ------------------
              Current assets:
                  Cash and cash equivalents                                    $   700,525            $  4,287,101
                  Accounts receivable, net                                         746,107                 558,429
                  Inventory, net                                                 1,191,918               1,430,908
                  Prepaid expenses and other                                       451,537                 271,145
                                                                          -----------------      ------------------

                       Total current assets                                      3,090,087               6,547,583
                                                                          -----------------      ------------------

              Property and equipment                                             2,346,445               2,171,788
                  Less accumulated depreciation and amortization                 1,883,797               1,502,676
                                                                          -----------------      ------------------

                                                                                   462,648                 669,112
                                                                          -----------------      ------------------

              Patents and trademarks                                             3,129,031               3,183,639
              Non-compete agreements                                               584,516                 603,880
              Acquired technology                                                  237,271                 245,131
                                                                          -----------------      ------------------
                                                                                 3,950,818               4,032,650
                  Less accumulated amortization                                    584,490                 122,697
                                                                          -----------------      ------------------

                                                                                 3,366,328               3,909,953
                                                                          -----------------      ------------------

               Other assets                                                        160,778                 202,258
                                                                          -----------------      ------------------

                       Total assets                                           $  7,079,841            $ 11,328,906
                                                                          =================      ==================

CONTINUED

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS, CONTINUED

       LIABILITIES AND STOCKHOLDERS' EQUITY                                            2002                   2001
                                                                                -------------------    -------------------
       Current liabilities:
          Notes payable to finance company                                            $    172,381           $    161,865
          Capital lease obligation, current                                                 14,683                 12,914
          Accrued liabilities                                                              397,161                901,654
          Accounts payable                                                                 432,140                489,688
          Deferred revenue, current                                                        933,860                877,843
                                                                                -------------------    -------------------

                 Total current liabilities                                               1,950,225              2,443,964
                                                                                -------------------    -------------------

       Capital lease obligation                                                              5,328                 20,011
       Deferred revenue                                                                    703,625              1,431,998
       Contingent consideration for acquisition                                            288,053                453,602
       Other liabilities                                                                   172,474                 75,493
                                                                                -------------------    -------------------

                  Total liabilities                                                      3,119,705              4,425,068
                                                                                -------------------    -------------------

       Commitments and contingencies

       Stockholders' equity:
          Preferred stock; $.001 par value; 5,000,000 shares authorized at
            December 31, 2002 and 2001; none issued and outstanding (500,000 shares designated as Series A, $.001 par
            value, at December 31, 2002 and 2001; none outstanding)                              -                      -
          Common stock; $.001 par value; 50,000,000 shares
            authorized;  36,502,183 shares issued and
            outstanding at December 31, 2002; 36,449,067
            shares issued and outstanding at December 31, 2001                              36,502                 36,449
          Additional paid-in capital                                                   124,601,770            124,581,800
          Accumulated deficit                                                         (120,678,136)          (117,714,411)
                                                                                -------------------    -------------------

                 Total stockholders' equity                                              3,960,136              6,903,838
                                                                                -------------------    -------------------

                     Total liabilities and stockholders' equity                      $   7,079,841          $  11,328,906
                                                                                ===================    ===================


          See accompanying notes to consolidated financial statements.

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------------
                                                                                    2002                    2001
                                                                             -------------------      ------------------
      Revenues:
         Net sales                                                               $    3,382,707            $  6,764,320
         License and other revenue                                                    1,538,233               1,428,473
                                                                             -------------------      ------------------
             Total revenues                                                           4,920,940               8,192,793
                                                                             -------------------      ------------------

      Cost of goods sold                                                              2,351,169               4,390,722
                                                                             -------------------      ------------------

      Gross profit                                                                    2,569,771               3,802,071
                                                                             -------------------      ------------------

      Operating expenses:
         Research and development                                                     2,323,710                 948,483
         Selling, general and administrative                                          3,267,361               2,321,115
         Acquired in-process research and development                                  (28,368)                 884,678
                                                                             -------------------      ------------------
             Total operating expenses                                                 5,562,703               4,154,276
                                                                             -------------------      ------------------

      Loss from operations                                                           (2,992,932)               (352,205)
                                                                             -------------------      ------------------

      Other income (expense):
         Interest income                                                                 74,257                 127,657
         Interest expense                                                              (31,946)                (11,100)
         Other                                                                         (13,830)                 253,217
                                                                             -------------------      ------------------
             Total other income                                                          28,481                 369,774
                                                                             -------------------      ------------------

      Net (loss) income before income taxes                                          (2,964,451)                  17,569

      (Benefit from) provision for income taxes                                            (726)                   2,616
                                                                             -------------------      ------------------

      Net (loss) income                                                          $   (2,963,725)           $      14,953
                                                                             ===================      ==================

      (Loss) income per common share:
        Basic                                                                      $     (0.08)              $     0.00
        Diluted                                                                    $     (0.08)              $     0.00

      Weighted average shares outstanding:
        Basic                                                                        36,045,196              25,899,499
        Diluted                                                                      36,045,196              26,047,485



          See accompanying notes to consolidated financial statements.

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    Common Stock                Additional
                                           -------------------------------       Paid-in           Accumulated
                                              Shares            Amount           Capital             Deficit            Total
                                           --------------    -------------    ---------------    ----------------    -------------
Balance, December 31, 2000                    26,264,103        $  26,264      $ 120,668,639      $ (117,729,364)     $ 2,965,539

Exercise of employee stock options
   at $0.50 per share                              1,667                2                832                   -              834
Issued to 401(k) plan at $0.68                    19,122               19             13,006                   -           13,025
Issued warrants to investor relations
   firm                                                -                -              1,311                   -            1,311
Issued commitment fee in connection
   with equity line of credit, net of
   costs                                         449,438              449            (45,315)                  -          (44,866)
Issued in connection with acquisition,
   net of costs                                9,714,737            9,715          3,943,327                   -        3,953,042
Net income                                             -                -                  -              14,953           14,953
                                           --------------    -------------    ---------------    ----------------    -------------

Balance, December 31, 2001                    36,449,067           36,449        124,581,800        (117,714,411)       6,903,838

Issued to 401(k) plan at $0.46                    53,116               53             24,579                   -           24,632
Issued warrants to investor relations
   firm                                                -                -             14,018                   -           14,018
Registration costs paid in connection
   with equity line of credit                          -                -            (24,418)                  -          (24,418)
Registration costs paid in connection
   with acquisition of subsidiary                      -                -              5,791                   -            5,791
Net loss                                               -                -                  -          (2,963,725)      (2,963,725)
                                           --------------    -------------    ---------------    ----------------    -------------
Balance, December 31, 2002                    36,502,183        $  36,502      $ 124,601,770      $ (120,678,136)     $ 3,960,136
                                           ==============    =============    ===============    ================    =============

          See accompanying notes to consolidated financial statements.

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                -------------------------------------
                                                                                      2002                  2001
                                                                                -----------------    ----------------
        Cash flows from operating activities:
           Net (loss) income                                                       $  (2,963,725)         $   14,953
           Adjustments to reconcile net (loss) income to net cash
           used in operating activities:
              Depreciation of property and equipment                                     402,878             399,241
              Amortization of intangible assets                                          393,953              23,876
              Provision for bad debts                                                     28,751              13,313
              Net loss on disposal and abandonment of assets                             130,380              83,192
              Acquired in-process research and development                               (28,368)            884,678
              Other                                                                       64,123             (33,630)
              Change in operating assets and liabilities:
                 Accounts receivable                                                    (216,429)           (127,687)
                 Inventory                                                               213,948            (570,558)
                 Prepaid expenses and other assets                                        65,628               9,550
                 Accrued liabilities and other liabilities                              (377,512)            121,905
                 Accounts payable                                                        (57,548)           (295,834)
                 Deferred revenue                                                       (672,356)           (800,000)
                                                                                -----------------    ----------------

           Net cash used in operating activities                                      (3,016,277)           (277,001)
                                                                                -----------------    ----------------

        Cash flows from investing activities:
           Purchases of available-for-sale securities                                 (2,491,361)                  -
           Proceeds from sales of available-for-sale securities                        1,687,305                   -
           Proceeds from maturities of available-for-sale securities                     805,000                   -
           Purchases of property and equipment                                          (263,012)            (72,028)
           Proceeds from sales of property and equipment                                     618               2,175
           Patent and trademark costs                                                    (29,256)            (16,985)
           Subsidiary acquisition costs                                                  (24,028)                  -
           Net cash acquired through acquisition of subsidiary                                 -             195,426
                                                                                -----------------    ----------------

           Net cash (used in) provided by investing activities                          (314,734)            108,588
                                                                                -----------------    ----------------

        Cash flows from financing activities:
           Proceeds from issuance of common stock                                              -                 834
           Payment of offering costs                                                     (48,627)            (44,866)
           Proceeds from line of credit                                                2,000,000                   -
           Payments under line of credit                                              (2,000,000)                  -
           Payment of notes payable                                                     (194,024)           (132,442)
           Payments under capital leases                                                 (12,914)            (11,359)
                                                                                -----------------    ----------------

           Net cash used in financing activities                                        (255,565)           (187,833)
                                                                                -----------------    ----------------

           Net decrease in cash and cash equivalents                                  (3,586,576)           (356,246)

           Cash and cash equivalents, beginning of year                                4,287,101           4,643,347
                                                                                -----------------    ----------------

           Cash and cash equivalents, end of year                                  $     700,525          $4,287,101
                                                                                =================    ================


          See accompanying notes to consolidated financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     a. ORGANIZATION AND NATURE OF OPERATIONS: Neoprobe Corporation (Neoprobe or we), a Delaware corporation, is engaged in the development and commercialization of innovative surgical and diagnostic products that enhance patient care by meeting the critical decision making needs of healthcare professionals. We currently manufacture two lines of medical devices: the first is a line of gamma radiation detection equipment used in the application of intraoperative lymphatic mapping
          (ILM), and the second is a line of blood flow monitoring devices for a variety of diagnostic and surgical applications.

          Our ILM products are marketed throughout most of the world through a distribution arrangement with Ethicon Endo-Surgery, Inc. (EES), a Johnson and Johnson company. For the years ended December 31, 2002 and 2001, 91% and 96% of net sales, respectively, were made to EES. The loss of this customer would have a significant adverse effect on our operating results.

          Our second product line, blood flow measurement devices, is in the early stages of commercialization. Our activity with this product line was initiated with our acquisition of Cardiosonix Ltd. (Cardiosonix, formerly Biosonix Ltd.), located in Ra'anana, Israel, on December 31, 2001.

     b. PRINCIPLES OF CONSOLIDATION: Our consolidated financial statements include the accounts of our company and our wholly owned subsidiary beginning December 31, 2001 (See Note 10(b).). All significant inter-company accounts were eliminated in consolidation for 2002 and 2001.

     c. FAIR VALUE OF FINANCIAL INSTRUMENTS: The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

          (1) Cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities: The carrying amounts approximate fair value because of the short maturity of these instruments.

          (2) Notes payable to finance company: The fair value of our debt is estimated by discounting the future cash flows at rates currently offered to us for similar debt instruments of comparable maturities by banks or finance companies. At December 31, 2002 and 2001, the carrying values of these instruments approximate fair value.

     d. CASH AND CASH EQUIVALENTS: There were no cash equivalents at December 31, 2002 or 2001. None of the cash presented in the December 31, 2002 and 2001 balance sheets is pledged or restricted in any way.

     e. INVENTORY: All components of inventory are valued at the lower of cost (first-in, first-out) or market. We adjust inventory to market value when the net realizable value is lower than the carrying cost of the inventory. Market value is determined based on recent sales activity and margins achieved.

          The components of net inventory at December 31, 2002 and 2001, are as follows:

                                                                       2002                2001
                                                                  ----------------    ---------------
                         Materials and component parts                  $ 760,540          $ 807,393
                         Work in process                                   59,888                  -
                         Finished goods                                   371,490            623,515
                                                                  ----------------    ---------------
                                                                       $1,191,918         $1,430,908
                                                                  ================    ===============

         During 2002, we wrote off $214,000 of BlueTip(R) probe-related inventory that we did not believe had ongoing value to the business.

     f. PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          ranging from 2 to 7 years, and includes amortization related to equipment under capital leases. Maintenance and repairs are charged to expense as incurred, while renewals and improvements are capitalized. Property and equipment includes $51,000 of equipment under capital leases with accumulated amortization of $30,000 and $19,000 at December 31, 2002 and 2001, respectively. During 2002 and 2001, we recorded losses of $2,000 and $13,000, respectively, on the disposal of property and equipment. During 2002, we recorded general and administrative expenses of $71,000 related to the impairment of BlueTip probe production equipment that we did not believe had ongoing value to the business.

          The major classes of property and equipment are as follows:

                                                                           2002                  2001
                                                                     ------------------    -----------------

                  Production machinery and equipment                        $  981,355           $  818,047
                  Other machinery and equipment, primarily
                     computers and research equipment                          761,698              790,888
                  Furniture and fixtures                                       358,155              357,131
                  Leasehold improvements                                       121,808              105,166
                  Software                                                     123,429              100,556
                                                                     ------------------    -----------------
                                                                           $ 2,346,445          $ 2,171,788
                                                                     ==================    =================

     g. INTANGIBLE ASSETS: Intangible assets consist primarily of patents and other acquired intangible assets. Intangible assets are stated at cost, less accumulated amortization. Patent costs are amortized using the straight-line method over the estimated useful lives of the patents of 15 to 20 years. Patent application costs are deferred pending the outcome of patent applications. Costs associated with unsuccessful patent applications and abandoned intellectual property are expensed when determined to have no recoverable value. Non-compete agreements and acquired technology are amortized using the straight-line method over their estimated useful lives of four years and seven years, respectively. We evaluate the potential alternative uses of all intangible assets, as well as the recoverability of the carrying values of intangible assets on a recurring basis. (See also
          Note 10(b) regarding purchase price adjustments made in 2002 affecting intangible assets acquired as a part of our acquisition of Cardiosonix.)

          The major classes of intangible assets are as follows:

                                                      DECEMBER 31, 2002                         DECEMBER 31, 2001
                                            ---------------------------------------    -------------------------------------
                                             GROSS CARRYING         ACCUMULATED         GROSS CARRYING          AMOUNT
                                                 AMOUNT             AMORTIZATION         ACCUMULATED         AMORTIZATION
                                            -----------------     -----------------    ----------------    -----------------
          Patents and trademarks                 $ 3,129,031            $  398,501         $ 3,183,639           $  122,697
          Non-compete agreements                     584,516               150,970             603,880                    -
          Acquired technology                        237,271                35,019             245,131                    -
                                            -----------------     -----------------    ----------------    -----------------

          Total                                  $ 3,950,818            $  584,490         $ 4,032,650           $  122,697
                                            =================     =================    ================    =================

          During 2002 and 2001, we recorded general and administrative expenses of $462,000 and $94,000, respectively, of intangible asset amortization expense. Of those amounts, $68,000 and $70,000, respectively, related to the abandonment of gamma detection patents and patent applications that were deemed no longer recoverable or part of our ongoing business.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          The estimated future amortization expenses for the next five fiscal years are as follows:

                                                                               ESTIMATED
                                                                         AMORTIZATION EXPENSE
                                                                         ---------------------
                        For the year ended 12/31/2003                            454,180
                        For the year ended 12/31/2004                            424,169
                        For the year ended 12/31/2005                            420,144
                        For the year ended 12/31/2006                            264,180
                        For the year ended 12/31/2007                            232,852



h.   REVENUE RECOGNITION

     (1) PRODUCT SALES: We derive revenues primarily from sales of our medical devices. We recognize sales revenue when the products are shipped and the earnings process has been completed. Our customers have no right to return products purchased in the ordinary course of business.

          Sales prices on gamma detection products sold to EES are subject to retroactive annual adjustment based on a fixed percentage of the actual sales prices achieved by EES on sales to end customers made during each fiscal year, subject to a minimum (i.e., floor) price. To the extent that we can reasonably estimate the end customer prices received by EES, we record sales to EES based upon these estimates. To the extent that we are not able to reasonably estimate end customer sales prices related to certain products sold to EES, we record revenue related to these product sales at the floor price provided for under our distribution agreement with EES.

          We recognize revenue related to the sales of products to be used for demonstration units when products are shipped and the earnings process has been completed. Our distribution agreements do not permit return of demonstration units in the ordinary course of business nor do we have any performance obligations other than normal product warranty obligations. To the extent that the earnings process has not been completed, revenue is deferred.

     (2) EXTENDED WARRANTY REVENUE: We derive revenues from the sale of extended warranties covering our medical devices over periods of one to four years. We recognize revenue from extended warranty sales on a pro-rata basis over the period covered by the extended warranty. Expenses related to the extended warranty are recorded when incurred.

     (3) SERVICE REVENUE: We derive revenues from the repair and service of our medical devices that are in use beyond the term of the original twelve-month warranty and that are not covered by an extended warranty. We recognize revenue from repair and service activities once the activities are complete and the repaired or serviced device has been returned to the customer.

     (4) LICENSE REVENUE: We recognize license revenue in connection with our distribution agreement with EES on a straight-line basis over the five-year initial term of the agreement based on our obligations to provide ongoing support for the intellectual property being licensed such as patent maintenance and regulatory filings. As the license relates to intellectual property held or in-licensed by us, we incur no significant cost associated with the recognition of this revenue.

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

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

k. STOCK OPTION PLANS: At December 31, 2002, we have three stock-based employee compensation plans (See Note 8(a).). We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board
     (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, in accounting for our stock options. As such, compensation expense is recorded on the date of grant and amortized over the period of service only if the current market price of the underlying stock exceeds the exercise price. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income (loss) and earnings (loss) per share if compensation cost for our stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based
     Compensation:

                                                                                YEARS ENDED DECEMBER 31,
                                                                          -------------------------------------
                                                                               2002                 2001
                                                                          ----------------     ----------------
               Net (loss) income, as reported                               $ (2,963,725)          $   14,953

               Deduct:  Total stock-based employee
                  compensation expense determined under fair
                  value based method for all awards, net of
                  related tax effects                                           (279,161)            (299,820)
                                                                          ----------------     ----------------

               Pro forma net loss                                           $ (3,242,886)          $ (284,867)
                                                                          ================     ================

               (Loss) income per common share:
                  As reported (basic and diluted)                           $      (0.08)          $     0.00

                  Pro forma (basic and diluted)                             $      (0.09)          $    (0.01)

l. EQUITY ISSUED TO NON-EMPLOYEES: We account for equity instruments granted to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterpart's performance is complete or the date on which it is probable that performance will occur.

m. USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

n. COMPREHENSIVE INCOME (LOSS): We had no accumulated other comprehensive income (loss) activity during the years ended December 31, 2002 and 2001.

o. IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS: We account for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

p. RECLASSIFICATION: Certain prior years' amounts have been reclassified to conform to the 2002 presentation.

2.   EARNINGS PER SHARE:

     Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings
     (loss) per share is calculated using the weighted average number of common shares outstanding during the periods, adjusted for the effects of convertible securities, options and warrants, if dilutive.

                                                      YEAR ENDED                             YEAR ENDED
                                                  DECEMBER 31, 2002                       DECEMBER 31, 2001
                                          -----------------------------------    ------------------------------------
                                              BASIC              DILUTED              BASIC              DILUTED
                                             EARNINGS            EARNINGS           EARNINGS            EARNINGS
                                            PER SHARE           PER SHARE           PER SHARE           PER SHARE
                                          ---------------     ---------------    ----------------    ----------------
     Outstanding shares                       36,502,183          36,502,183          36,449,067          36,449,067
     Effect of weighting changes
       in outstanding shares                     (16,987)            (16,987)        (10,109,568)        (10,109,568)
     Contingently issuable shares               (440,000)           (440,000)           (440,000)           (440,000)
     Stock options                                     -                   -                   -             147,986
                                          ---------------     ---------------    ----------------    ----------------

     Adjusted shares                          36,045,196          36,045,196          25,899,499          26,047,485
                                          ===============     ===============    ================    ================

     There is no difference in basic and diluted loss per share related to 2002. Basic and diluted loss per share for this period include 2,085,826 common shares that became issuable to Cardiosonix upon satisfaction of a certain developmental milestone event on December 30, 2002 (See Note 10(b).). The net loss per common share for 2002 excludes the number of common shares issuable upon exercise of outstanding stock options and warrants into our common stock since such inclusion would be anti-dilutive.

     The following table summarizes options to purchase our common stock which were outstanding during the year ended December 31, 2001, but which were not included in the computation of diluted income per share because their effect was anti-dilutive.

                                        YEAR ENDED
                                    DECEMBER 31, 2001
                      -----------------------------------------------
                             EXERCISE                   OPTIONS
                               PRICE                  OUTSTANDING
                      ------------------------     ------------------
                           $ 0.60   -  $ 1.25                393,169
                           $ 1.50   -  $ 2.50                227,443
                           $ 3.25   -  $ 6.00                145,871
                           $13.38   -  $15.75                 47,137
                                                   ------------------

                                                             813,620
                                                   ==================

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.   ACCOUNTS RECEIVABLE AND CONCENTRATIONS OF CREDIT RISK:

     Accounts receivable at December 31, 2002 and 2001, net of allowance for doubtful accounts of $29,095 and $39,670, respectively, consist of the following:

                                                 2002                2001
                                            ----------------    ---------------

               Trade                              $ 623,213          $ 226,925
               Other                                122,894            334,204
                                            ----------------    ---------------
                                                  $ 746,107          $ 561,129
                                            ================    ===============

     At December 31, 2002 and 2001, approximately 86% and 57%, respectively, of net accounts receivable are due from EES. We do not believe we are exposed to significant credit risk related to EES based on the overall financial strength and credit worthiness of the customer and its parent company. We believe that we have adequately addressed other credit risks in estimating the allowance for doubtful accounts.

     We estimate an allowance for doubtful accounts based on a review and assessment of specific accounts receivable and write off accounts when deemed uncollectible. The activity in the allowance for doubtful accounts for the years ended December 31, 2002 and 2001 is as follows:

                                                                                2002                2001
                                                                           ---------------     ---------------

        Allowance for doubtful accounts at beginning of year                    $  39,670           $  26,357
        Provision for bad debts                                                    28,751              13,313
        Write-offs charged against the allowance                                  (39,326)                  -
                                                                           ---------------     ---------------
        Allowance for doubtful accounts at end of year                          $  29,095           $  39,670
                                                                           ===============     ===============

4.   ACCRUED LIABILITIES AND ACCOUNTS PAYABLE:

     Accrued liabilities at December 31, 2002 and 2001 consist of the following:

                                                                         2002                 2001
                                                                   -----------------    -----------------
                  Contracted services and other                          $  164,634           $  494,416
                  Compensation                                              177,991              306,216
                  Warranty reserve                                           35,000               90,000
                  Inventory purchases                                        19,536               11,022
                                                                   -----------------    -----------------
                                                                         $  397,161           $  901,654
                                                                   =================    =================

     Accounts payable at December 31, 2002 and 2001 consist of the following:

                                                                     2002                 2001
                                                               ------------------    ----------------

                      Trade                                           $  391,858          $  359,608
                      Other                                               40,282             130,080
                                                               ------------------    ----------------
                                                                      $  432,140          $  489,688
                                                               ==================    ================

5.   PRODUCT WARRANTY:

     We warrant our products against defects in design, materials, and workmanship generally for a period of one year from the date of sale to the end customer. Our accrual for warranty expenses is adjusted periodically to reflect actual experience. EES also reimburses us for a portion of warranty expense incurred based on end customer sales they make during a given fiscal year.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The activity in the warranty reserve account for the year ended December 31, 2002 is as follows:

                                                                                             2002
                                                                                        ---------------

                   Warranty reserve at beginning of year                                     $  90,000
                   Provision for warranty claims and
                      changes in reserve for warranties                                         31,043
                   Payments charged against the reserve                                        (86,043)
                                                                                        ---------------
                   Warranty reserve at end of year                                           $  35,000
                                                                                        ===============

6.   LINE OF CREDIT:

     During February 2002, we entered into a line of credit facility with an investment management company. The facility provided for a maximum line of credit of $2.0 million and was fully collateralized by pledged cash and investments on deposit with the investment management company. Availability under the facility was based on advance rates varying from 80% to 92% of the underlying available collateral. Outstanding amounts under the facility bore interest at LIBOR plus 175 basis points. The line of credit was fully paid off and the agreement was terminated in October 2002.

7.   INCOME TAXES:

     As of December 31, 2002, our net deferred tax assets in the U.S. were approximately $36.6 million. Approximately $31.4 million of the deferred tax assets relate principally to net operating loss carryforwards of approximately $92.4 million available to offset future taxable income, if any, through 2022. An additional $4.3 million relates to tax credit carryforwards (principally research and development) available to reduce future income tax liability after utilization of tax loss carryforwards, if any, through 2022. The remaining $860,000 relates to temporary differences between the carrying amount of assets and liabilities and their tax bases. Due to the uncertainty surrounding the realization of these favorable tax attributes in future tax returns, all of the net deferred tax assets have been fully offset by a valuation allowance at December 31, 2002.

     As of December 31, 2002, Cardiosonix had net deferred tax assets in Israel of approximately $1.3 million, primarily related to net operating loss carryforwards of approximately $3.6 million available to offset future taxable income, if any. Under current Israeli tax law, net operating loss carryforwards do not expire. Due to the uncertainty surrounding the realization of these favorable tax attributes in future tax returns, all of the net deferred tax assets have been fully offset by a valuation allowance at December 31, 2002. Since a valuation allowance was recognized for the deferred tax asset for Cardiosonix' deductible temporary differences and operating loss carryforwards at the acquisition date, the tax benefits for those items that are first recognized (that is, by elimination of the valuation allowance) in financial statements after the acquisition date shall be applied (a) first to reduce to zero other noncurrent intangible assets related to the acquisition and (b) second to reduce income tax expense.

     Under Sections 382 and 383 of the Internal Revenue Code (IRC) of 1986, as amended, the utilization of U.S. net operating loss and tax credit carryforwards may be limited under the change in stock ownership rules of the IRC. As a result of ownership changes as defined by Sections 382 and 383, which have occurred at various points in our history, we believe utilization of our net operating loss carryfowards and tax credit carryforwards may be limited under certain circumstances.

8.   EQUITY:

     a. STOCK OPTIONS: At December 31, 2002, we have three stock-based compensation plans. Under the Amended and Restated Stock Option and Restricted Stock Purchase Plan (the Amended Plan), the 1996 Stock Incentive Plan (the 1996 Plan), and the 2002 Stock Incentive Plan (the 2002 Plan), we may grant incentive stock options, nonqualified stock options, and restricted stock awards to full-time employees, and nonqualified stock options and restricted awards may be granted to our consultants and agents. Total shares authorized under each plan are 2 million shares, 1.5 million shares and 3

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

         million shares, respectively. Under all three plans, the exercise price of each option is greater than or equal to the closing market price of our common stock on the day prior to the date of the grant.

         Options granted under the Amended Plan, the 1996 Plan and the 2002 Plan generally vest on an annual basis over three years. Outstanding options under the plans, if not exercised, generally expire ten years from their date of grant or 90 days from the date of an optionee's separation from employment with us.

         The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for 2002 and 2001, respectively: average risk-free interest rates of 4.0% and 4.9%; expected average lives of three to four years for each of the years presented; no dividend rate for any year; and volatility of 145% for 2002 and 148% for 2001. The weighted average fair value of options granted in 2002 and 2001 was $0.36.

         A summary of the status of stock options under our stock option plans as of December 31, 2002 and 2001, and changes during the years ended on those dates is presented below:

                                                     2002                                   2001
                                       ----------------------------------     ----------------------------------
                                                             WEIGHTED                              WEIGHTED
                                                             AVERAGE                                AVERAGE
                                                             EXERCISE                              EXERCISE
                                          OPTIONS             PRICE              OPTIONS             PRICE
                                       ---------------    ---------------     --------------    ----------------
            Outstanding at
               beginning of year            1,862,123             $ 0.81          1,635,273          $ 2.54
            Granted                           905,000             $ 0.42            715,000          $ 0.42
            Forfeited                        (449,398)            $ 0.57           (486,483)         $ 6.06
            Exercised                               -                  -             (1,667)         $ 0.50
                                       ---------------                        --------------
            Outstanding at
               end of year                  2,317,725             $ 0.70          1,862,123          $ 0.81
                                       ===============                        ==============

          On July 5, 2001, the directors voluntarily forfeited 337,500 options, all of which were priced above $3.00 per share. Included in outstanding options as of December 31, 2002, are 100,000 options exercisable at an exercise price of $2.50 per share that vest on the meeting of certain company achievements.

          The following table summarizes information about our stock options outstanding at December 31, 2002:

                                                OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                ----------------------------------------------------    ---------------------------------

                                     NUMBER            WEIGHTED                              NUMBER
                                 OUTSTANDING AS         AVERAGE          WEIGHTED        EXERCISABLE AS       WEIGHTED
         RANGE OF EXERCISE             OF              REMAINING          AVERAGE              OF              AVERAGE
               PRICES             DECEMBER 31,        CONTRACTUAL        EXERCISE         DECEMBER 31,        EXERCISE
                                      2002               LIFE              PRICE              2002              PRICE
         -------------------    -----------------    --------------     ------------    -----------------    ------------
          $ 0.25 - $ 0.41                553,334        8 years              $ 0.41              178,335          $ 0.41
               $ 0.42                    720,000        9 years              $ 0.42                    -               -
               $ 0.50                    501,668        7 years              $ 0.50              340,004          $ 0.50
          $ 0.60 - $ 1.50                370,523        7 years              $ 1.04              330,524          $ 1.09
          $ 2.50 - $ 5.63                172,200        2 years              $ 2.67               72,200          $ 2.92
                                -----------------                                       -----------------
                                       2,317,725        7 years              $ 0.70              921,063          $ 0.88
                                =================                                       =================

     b. RESTRICTED STOCK: At December 31, 2002, we have 440,000 restricted shares issued and outstanding. All of the restricted shares granted vest on a change of control of our company as defined in the specific grant agreements. As a result, we have not recorded any deferred compensation due to the inability to assess the probability of the vesting event. Of the shares issued and outstanding, 75,000 also vest under certain conditions of termination separate from a change of control as defined in an officer's employment agreement (See Note 11(d) and Note 16.).

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     c. STOCK WARRANTS: At December 31, 2002, there are 3.2 million warrants outstanding to purchase our common stock. The warrants are exercisable at prices ranging from $0.30 to $5.00 per share with a weighted average exercise price per share of $0.80. Three million of the warrants expire in January 2003, 50,000 expire in February 2004, 50,000 expire in June 2005, 25,000 expire in November 2005, and 25,000 expire in November 2006.

     d. COMMON STOCK RESERVED: Shares of authorized common stock have been reserved for the exercise of all options and warrants outstanding.

     e. COMMON STOCK PURCHASE AGREEMENT: On November 19, 2001, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC, (Fusion) pursuant to which Fusion agreed to purchase up to $10 million of our common stock over a forty (40) month period that commenced in May 2002 and expires in October 2005.

          Subject to the limitations and termination rights described below, we may require Fusion to purchase up to the daily base amount of $12,500 of our common stock at a purchase price based on the market price for our common stock. The obligation of Fusion to purchase each month is subject to customary conditions, all of which are outside the control of Fusion, as is our right to suspend purchases as described below.

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

          If the closing sale price of our common stock is below the floor price of $0.30, Fusion shall not have the right or obligation to purchase shares. We may increase or decrease the floor price, but in no case may the floor price be set below $0.20 without Fusion's consent. We may, at any time, suspend purchases upon one day's written notice to Fusion.

          Notwithstanding the foregoing, Fusion may not purchase shares of common stock under the stock purchase agreement if Fusion or its affiliates would beneficially own more than 4.9% of our then aggregate outstanding common stock immediately after the proposed purchases, unless increased to 9.9% based on our written agreement.

          Under the terms of the stock purchase agreement, Fusion received 449,438 shares of our common stock representing half of the total commitment fee for the equity line. The remaining commitment shares are to be issued on a pro-rata basis if, and when, we draw on the equity line of credit. Market conditions (i.e., our low share price) have effectively prohibited us from drawing funds under the Fusion facility during 2002, and in the absence of a change in those conditions, the Fusion facility is unlikely to be drawn on in the foreseeable future.

9.   SHAREHOLDER RIGHTS PLAN:

     During July 1995, our board of directors adopted a shareholder rights plan. Under the plan, one "Right" is to be distributed for each share of common stock held by shareholders on the close of business on August 28, 1995. The Rights are exercisable only if a person and its affiliate commences a tender offer or exchange offer for 15% or more of our common stock, or if there is a public announcement that a person and its affiliate has acquired beneficial ownership of 15% or more of the common stock, and if we do not redeem the Rights during the specified redemption period. Initially, each Right, upon becoming exercisable, would entitle the holder to purchase from us one unit consisting of 1/100th of a share of Series A Junior Participating preferred stock at an exercise price of $35 (which is subject to adjustment). Once the Rights become exercisable, if any person, including its affiliate, acquires 15% or more of our common stock, each Right other than the Rights held by the acquiring person and its affiliate becomes a right to acquire common stock having a value equal to two times the exercise price of the Right. We are entitled

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     to redeem the Rights for $0.01 per Right at any time prior to the expiration of the redemption period. The shareholder rights plan and the Rights will expire on August 28, 2005. The board of directors may amend the shareholder rights plan, from time to time, as considered necessary.

10.  SEGMENTS AND SUBSIDIARY INFORMATION:

     a. SEGMENTS: We own or have rights to intellectual property involving two primary types of medical device products, including gamma detection instruments currently used primarily in the application of ILM, and blood flow measurement devices.

          The information in the following table is derived directly from each segments' internal financial reporting used for corporate management purposes. Selling, general and administrative costs and other income, including amortization, interest and other costs that relate primarily to corporate activity, are not currently allocated to the operating segments for financial reporting purposes.

         ($ AMOUNTS IN THOUSANDS)                     GAMMA       BLOOD
         2002                                       DETECTION      FLOW       UNALLOCATED      TOTAL
         ----                                       ---------      ----       -----------      -----
         Net sales:
            United States(1)                        $ 3,234       $  --         $  --         $ 3,234
            International                                90            59          --             149
         License and other revenue                    1,538          --            --           1,538
         Research and development expenses             (974)       (1,350)         --          (2,324)
         Selling, general and administrative
            expenses                                   --            --          (3,267)       (3,267)
         Acquired in-process research and
            development                                --              28          --              28
         Income (loss) from operations(2)             1,554        (1,280)       (3,267)       (2,993)
         Other income                                  --            --              28            28
         Total assets, net of depreciation and
            amortization:
               United States                          2,010             6         1,221         3,237
               Cardiosonix Ltd.                        --           3,843          --           3,843
         Capital expenditures                            61           119            83           263

         2001
         ---------------------------------------
         Net sales
            United States(1)                        $ 6,543       $  --         $  --         $ 6,543
            International                               221          --            --             221
         License and other revenue                    1,428          --            --           1,428
         Research and development expenses             (948)         --            --            (948)
         Selling, general and administrative
            expenses                                   --            --          (2,321)       (2,321)
         Acquired in-process research and
            development                                --            (885)         --            (885)
         Income (loss) from operations(2)             2,854          (885)       (2,321)         (352)
         Other income                                  --            --             370           370
         Total assets, net of depreciation and
            amortization:
               United States                          2,661          --           4,662         7,323
               Cardiosonix Ltd.                        --           4,006          --           4,006
         Capital expenditures                            18          --              54            72

         (1)   All sales to EES are made in the United States. EES distributes the product globally through its international affiliates.
         (2)   Income (loss) from operations does not reflect the allocation of selling, general and administrative costs to the operating segments.

     b. SUBSIDIARY: On December 31, 2001, we acquired 100 percent of the outstanding common shares of Cardiosonix, an Israeli company, for $4.5 million. We accounted for the acquisition under SFAS No. 141, Business Combinations, and certain provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The results of Cardiosonix' operations have been included in our consolidated results

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          from the date of acquisition. Cardiosonix is involved in the development and commercialization of blood flow measurement technology. Cardiosonix currently has two products in the early stages of commercialization and another product in development.

          The aggregate purchase price included common stock valued at $4,271,095; payment of vested options of Cardiosonix employees in the amount of $17,966; and acquisition costs of $167,348. The value of the 9,714,737 common shares issued on December 31, 2001 was determined based on the average market price of our common shares over the five-day period before and after the terms of the acquisition were agreed to and announced. A contingent payment of 2,085,826 common shares was also due upon the satisfaction of a certain developmental milestone event. In accordance with SFAS No. 141, we recorded the contingent liability as if it were a liability in the amount of $453,602 at the date of acquisition.

          As a result of the decline in the trading price of our common stock during 2002, the contingent payment was re-valued at $288,053 upon satisfaction of the milestone event on December 30, 2002. The value of the contingent consideration was determined based on the market price of our common shares.

          The re-valuation of the contingent shares and additional acquisition costs of $24,000 required us to adjust the final purchase price, resulting in the pro-rata adjustment of certain assets acquired in the acquisition as well as the charge recorded related to in-process research and development (IPR&D). As a result of the adjustment, the balances recorded at December 31, 2001 for patents and trademarks, non-compete agreements, acquired technology, IPR&D and property and equipment were decreased by $84,000, $19,000, $8,000, $28,000 and
          $2,000, respectively.

          As a part of the acquisition, we entered into a royalty agreement with the three founders of Cardiosonix. Under the terms of the royalty agreement, which expires December 31, 2006, we are obligated to pay the founders an aggregate one percent royalty on the first $120 million in net revenue generated by the sale of Cardiosonix blood flow products.

11.  AGREEMENTS:

     a. SUPPLY AGREEMENTS: In December 1997, we entered into an exclusive supply agreement with eV Products (eV), a division of II-VI Incorporated, for the supply of certain crystals and associated electronics to be used in the manufacture of our proprietary line of hand-held gamma detection instruments. The original term of the agreement expired on December 31, 2002 and was automatically extended during 2002 through December 31, 2005; however, the agreement is no longer exclusive for the final three years. During 2001, we built up our stock of crystal modules in order to take advantage of significant quantity price breaks. As a result, total purchases under the supply agreement were $82,000 and $1.3 million for the years ended December 31, 2002 and 2001, respectively.

          In May 1999, we entered into a supply agreement with The MedTech Group, Inc. (MedTech) for the supply of BlueTip probes and related accessories. The original term of the agreement expires on December 31, 2003, but may be automatically extended for an additional three years. The agreement calls for us to deliver annual product forecasts to MedTech and for us to purchase at least 75% of forecasted product demand on a quarterly basis. Total purchases under the supply agreement were $2,000 and $412,000 for the years ended December 31, 2002 and 2001, respectively. The agreement may be terminated by us upon twelve months notice or in the event of failure to supply or by either party due to material breach or by insolvency of the other.

          In October 2001, we entered into a manufacturing and supply agreement with UMM Electronics, Inc. (UMM), a Leach Technology Group company, for the exclusive manufacture of the neo2000(R) control unit and 14mm probe. The original term of the agreement expires in February 2005 but will be automatically extended for additional one-year periods unless either party provides written notice of non-renewal at least six months prior to the end of the then-current term. Either party has the right to terminate the agreement at any time on six months written notice, or may immediately terminate the agreement upon a breach by the other. UMM may also terminate the

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          agreement if our orders for a given product fall below certain minimum quarterly amounts for two successive quarters. Total purchases under the manufacturing and supply agreement were $1.2 million for the year ended December 31, 2002. We made no purchases under this agreement in 2001. We have issued purchase orders for $743,000 of neo2000 control units, 14mm probes and laparoscopic probes for delivery of product through June 2003.

          During 2001, we terminated our agreement with Plexus Corporation (Plexus) for the manufacture of the neo2000 control unit and 14mm probe. As a part of the termination, we were required to purchase $92,000 in residual materials that were not used by Plexus, a portion of which have been used in production at UMM. Total purchases under the agreement were $2.4 million for the year ended December 31, 2001.

     b. MARKETING AND DISTRIBUTION AGREEMENTS: During 1999, we entered into a distribution agreement with EES covering our gamma detection devices used in ILM. The initial five-year term expires September 20, 2004, with options to extend for two successive two-year terms. Under the agreement, we manufacture and sell our current line of ILM products exclusively to EES, who distributes the products globally. EES agreed to purchase minimum quantities of our products over the first three years of the term of the agreement and to reimburse us for certain research and development costs and a portion of our warranty costs. EES satisfied both its minimum purchase and reimbursement requirements during 2002. We are obligated to continue certain product maintenance activities and to provide ongoing regulatory support for the products.

          EES may terminate the agreement if we fail to supply products for specified periods, commit a material breach of the agreement, suffer a change of control to a competitor of EES, or become insolvent. If termination is due to failure to supply or a material breach by us, EES would have the right to use our intellectual property and regulatory information to manufacture and sell the products exclusively on a global basis for the remaining term of the agreement with no additional financial obligation to us. If termination is due to insolvency or a change of control that does not affect supply of the products, EES has the right to continue to sell the products on an exclusive global basis for a period of six months or require us to repurchase any unsold products in its inventory.

          Under the agreement, EES received a non-exclusive worldwide license to our ILM intellectual property to make and sell other products that may be developed using our ILM intellectual property. The term of the license is the same as that of the agreement. EES paid us a non-refundable license fee of $4 million. We are recognizing the license fee as revenue on a straight-line basis over the five-year initial term of the agreement. If we terminate the agreement as a result of a material breach by EES, EES would be required to pay us a royalty on all products developed and sold by EES using our ILM intellectual property. In addition, we are entitled to a royalty on any ILM product commercialized by EES that does not infringe any of our existing intellectual property.

          During 2002, we also entered into two distribution agreements for Cardiosonix' products covering three countries in Europe.

     c. RESEARCH AND DEVELOPMENT AGREEMENTS: Cardiosonix' research and development efforts have been partially financed through grants from the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade (the OCS). In return for the OCS's participation, Cardiosonix is committed to pay royalties to the Israeli Government at a rate of 3% to 5% of the sales if its products, up to 100% of the amount of the grants received (for grants received under programs approved subsequent to January 1, 1999 - 100% plus interest at LIBOR). Cardiosonix is entitled to the grants only upon incurring research and development expenditures. Cardiosonix is not obligated to repay any amount received from the OCS if the research effort is unsuccessful or if no products are sold. There are no future performance obligations related to the grants received from the OCS. However, under certain limited circumstances, the OCS may withdraw its approval of a research program or amend the terms of its approval. Upon withdrawal of approval, the grant recipient may be required to refund the grant, in whole or in part, with or without interest, as the OCS determines. Cardiosonix' total obligation for

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          royalties, based on royalty-bearing government participation, totaled approximately $775,000 as of December 31, 2002.

          During January 2002, we completed a license agreement with the University of California, San Diego (UCSD) for a proprietary compound that we believe could be used as a lymph node locating agent in ILM procedures. The license agreement is effective until the later of the expiration date of the longest-lived underlying patent or January 30, 2023. Under the terms of the license agreement, UCSD has granted us the exclusive rights to make, use, sell, offer for sale and import licensed products as defined in the agreement and to practice the defined licensed methods during the term of the agreement. We may also sublicense the patent rights, subject to the approval of certain sublicense terms by UCSD. In consideration for the license rights, we agreed to pay UCSD a license issue fee of $25,000 and license maintenance fees of $25,000 per year. We also agreed to pay UCSD milestone payments related to successful regulatory clearance for marketing of the licensed products, a royalty on net sales of licensed products subject to a $25,000 minimum annual royalty, fifty percent of all sublicense fees and fifty percent of sublicense royalties. We also agreed to reimburse UCSD for all patent-related costs. Patent-related costs totaled $29,000 and $8,000 in 2002 and 2001, respectively, and were recorded in research and development expenses.

          UCSD has the right to terminate the agreement or change the nature of the agreement to a non-exclusive agreement if it is determined that we have not been diligent in developing and commercializing the covered products, marketing the products within six months of receiving regulatory approval, reasonably filling market demand or obtaining all the necessary government approvals.

     d. EMPLOYMENT AGREEMENTS: We maintain employment agreements with four of our officers. The employment agreements contain change in control provisions that would entitle each of the officers to two times their current annual salaries, vest outstanding restricted stock and options to purchase common stock, and continue certain benefits if there is a change in control of our company (as defined) and their employment terminates. Our maximum contingent liability under these agreements in such an event is approximately $1.5 million. The employment agreements also provide for severance, disability and death benefits (See Note 16.).

          Cardiosonix also maintains employment agreements with three key employees. The employment agreements contain provisions that would entitle the employees to the greater of one year's salary or the amount due under Israeli law if the employee is terminated without cause. The agreements also provide for royalty payments to the employees (See Note 10(b).). The maximum contingent liability under the agreements, excluding the potential royalty, is approximately $400,000.

12.  LEASES:

     We lease certain office equipment under a capital lease which expires in 2004. In December 1996, we entered into an operating lease agreement for office space, expiring in August 2003. In April 2002, Cardiosonix entered into an operating sublease agreement for office and parking space, expiring in April 2004. In addition, Cardiosonix leases six automobiles under three-year operating leases.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The future minimum lease payments, net of sublease rentals, for the years ending December 31 are as follows:

                                                                        CAPITAL             OPERATING
                                                                         LEASE                LEASES
                                                                    -----------------    -----------------
                  2003                                                    $   16,417           $  205,954
                  2004                                                         5,471              108,040
                  2005                                                             -               83,049
                                                                    -----------------    -----------------
                                                                              21,888           $  397,043
                                                                                         =================
                  Less amount representing interest                            1,877
                                                                    -----------------
                  Present value of net minimum
                     lease payments                                           20,011
                  Less current portion                                        14,683
                                                                    -----------------
                  Capital lease obligations,
                     excluding current portion                            $    5,328
                                                                    =================

     We expect rental income from subleases of $82,000 in 2003, based on three subleases executed in December 1998, February 1999, and April 2000. Total rental expense, net of sublease rental income, was $213,000 and $105,000 for the years ended December 31, 2002 and 2001, respectively.

13.  EMPLOYEE BENEFIT PLAN:

     We maintain an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions and we may, but are not obligated to, match a portion of the employee's contribution with our common stock, up to a defined maximum. We accrued expenses of $26,000 and $25,000 during 2002 and 2001, respectively, related to common stock to be subsequently contributed to the plan.

14.  SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS:

     We paid interest aggregating $32,000 and $11,000 for the years ended December 31, 2002 and 2001, respectively. During 2002, we received a net refund of $700 related to overpayment of estimated 2001 income taxes.

     During 2002 and 2001, we transferred $25,000 and $81,000, respectively, in inventory to fixed assets related to the creation of a pool of service loaner equipment. Also during 2002 and 2001, we prepaid $205,000 and $189,000, respectively, in insurance through the issuance of notes payable with weighted average interest rates of 6% and 5%, respectively. On December 31, 2001, we issued common stock to acquire the net assets of Cardiosonix (See Note 10(b).).

15.  CONTINGENCIES:

     During the third quarter of 2001, we received a general release from a bank in Israel that was a creditor of our previous Israeli subsidiary that is in liquidation and was deconsolidated as of December 31, 1999. As a part of the general release, the bank also refunded $238,000 as a partial return of a limited guarantee that we had previously written off as a part of deconsolidation. The cash refund was recognized in other income when it was received in the third quarter of 2001. Due to the receipt of the general release from the primary creditor and receiver of the subsidiary, we believe the possibility is remote that we will be liable for any further amounts related to the subsidiary.

     We are also subject to legal proceedings and claims that arise in the ordinary course of business. In our opinion, the amount of ultimate liability, if any, with respect to these actions will not materially affect our financial position.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.  LIQUIDITY:

     As of December 31, 2002, our cash on-hand was $701,000. We believe our currently available financing will be adequate to sustain operations through the end of 2003. However, we must ultimately achieve profitability from our blood flow product line for our business model to succeed. In the absence of significant revenue, we believe that we will need to arrange financing of at least $1.5 million by the end of 2003 in order to sustain our operations through 2004. In the absence of such financing, we would likely have to make significant changes to our business plan during the third or fourth quarter of 2003. Such changes would likely delay the successful launch of our blood flow product line or force us to significantly curtail our blood flow operations thus jeopardizing our future.

     We continue to assess our business plan and capital requirements. We are actively engaged in seeking additional financing in a variety of venues and formats and we continue to impose actions designed to minimize our operating losses. We cannot assure you that additional capital will be available to us on acceptable terms, or at all. Although during March 2003 we entered into bridge financing loans for a total of $500,000
     ($250,000 of which will be obtained from our President and CEO) (See Note 17(b).), we do not know if we will succeed in raising additional funds through further offerings of debt or equity. If additional financing is not available when required or is not available on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we will be in significant financial jeopardy and we may be unable to continue our operations at current levels, or at all. We cannot assure you that subsequent additional capital infusions will be made available to us on a timely basis or that the additional capital that we require will be available on acceptable terms, if at all. The terms of a subsequent financing may involve a change of control and/or require stockholder approval.

     The strengthening of our gamma business portfolio coupled with the introduction of the Cardiosonix blood flow products should position Neoprobe to achieve long-term profitable operating performance beginning in late 2003 or early 2004. However, as we have previously stated, we are in critical need of additional capital in order to give us greater assurance that we will be able fund the remaining research and market development activities associated with our blood flow line and to allow us to meet our business objectives in the timeframe we have set out in our business plan. Our future liquidity and capital requirements will depend on numerous factors, including stockholder approval of an increase in the number of authorized shares of our common stock, the ability to raise additional capital in a timely manner through additional investment, a potential merger, or similar transaction, as well as expanded market acceptance of our current products, improvements in the costs and efficiency of our manufacturing processes, our ability to develop and commercialize new products, regulatory actions by the U.S. FDA and other international regulatory bodies, and intellectual property protection.

17.  SUBSEQUENT EVENTS:

     a. EMPLOYMENT AGREEMENTS: Effective February 1, 2003, we amended the employment agreement with our President and CEO and entered into new employment agreements with our three other officers. The amended agreement and the new agreements have substantially similar terms to the previous agreements, however the amendment and new agreements effectively decreased and/or deferred significant portions of the officers' salaries until such time as our financial condition has improved to certain agreed-upon levels. The maximum contingent liability under these agreements in the event of termination is $1.3 million.

     b. BRIDGE FINANCING: During March 2003, we entered into a bridge loan agreement with our President and CEO, David Bupp. Under the terms of the agreement, Mr. Bupp will advance us $250,000. Interest will be payable on the note at 8.5%, payable monthly, and the note will be due on June 30, 2004. In consideration for the loan, we will issue Mr. Bupp 375,000 warrants to purchase our common stock at an exercise price of $0.13 per share. The fair value of the warrants will be recorded as a debt discount and amortized as interest expense over the life of the note.

          During March 2003, we also entered into a bridge loan agreement with an outside investor for an additional $250,000. Under the terms of the agreement, interest will be payable

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

          at 9.5%, payable monthly, and the note will be due on June 30, 2004. In consideration for the loan, we will to issue the investor 500,000 warrants to purchase our common stock at an exercise price of $0.13 per share. The notes will also be convertible into our common stock, beginning on July 1, 2003. Half of the principal will be convertible into common stock at a 15% discount to the 20-day average market price preceding the conversion, but in no case greater than a $0.20 ceiling conversion price or less than a $0.10 floor conversion price. The remaining half of the principal will be convertible at a 15% discount to a 20-day average market price preceding the conversion, subject only to the $0.10 floor conversion price. The fair value of the warrants and the beneficial conversion feature of the note will be recorded as a debt discount and amortized as interest expense over the life of the note.

18.  SUPPLEMENTAL INFORMATION (UNAUDITED):

     The following summary financial data are derived from our consolidated financial statements that have been audited by our independent public accountants. These data are qualified in their entirety by, and should be read in conjunction with, our Consolidated Financial Statements and Notes thereto included herein.

     (Amounts in thousands, except per share data)                        YEARS ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------------
                                                      2002           2001          2000          1999          1998
                                                  ------------- ------------- -------------  ------------  ------------
     Statement of Operations Data:
     Net sales                                       $  3,383       $  6,764      $  8,835      $  9,246      $  5,833
     License and other revenue                          1,538          1,428         1,395           325             -
     Gross profit                                       2,570          3,802         5,240         5,063         4,429
     Research and development expenses                  2,324            948           993         1,513        14,364
     Selling, general and administrative
     expenses                                           3,267          2,321         2,911         8,131        11,357
     Acquired in-process research and
     development                                          (28)           885             -             -             -
     Losses related to subsidiaries in
     liquidation                                            -              -             -           475         7,176
                                                  -----------   ------------  ------------   -----------   -----------
     (Loss) income from operations                     (2,993)          (352)        1,336        (5,057)      (28,468)

     Other income                                          28            370           504           883           436
                                                  -----------   ------------  ------------   -----------   -----------

     Net income (loss)                               $ (2,964)       $    15      $  1,840      $ (4,174)     $(28,033)
                                                  -----------   ------------  ------------   -----------   -----------
     Income (loss) attributable to common
        stockholders                                 $ (2,964)       $    15      $  1,075      $ (7,895)     $(28,033)
                                                  ===========   ============  ============   ===========   ===========

     Income (loss) per common share:
        Basic                                        $  (0.08)          0.00      $   0.04      $  (0.34)     $  (1.23)
        Diluted                                      $  (0.08)       $  0.00      $   0.04      $  (0.34)     $  (1.23)

     Shares used in computing income (loss) per
        common share: (1)
        Basic                                          36,045         25,899        25,710        23,003        22,842
        Diluted                                        36,045         26,047        26,440        23,003        22,842

                                                                           AS OF DECEMBER 31,
                                                  ---------------------------------------------------------------------

                                                     2002           2001          2000          1999          1998
                                                  ------------  ------------- -------------  ------------  ------------
     Balance Sheet Data:
     Total assets                                    $  7,080      $  11,329      $  7,573     $  10,323      $ 11,994
     Long-term obligations                              1,169          1,981         2,233         4,314           156
     Accumulated deficit                             (120,678)      (117,714)     (117,729)     (119,569)     (115,395)

     (1) Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the periods, adjusted for the effects of convertible securities, options and warrants, if dilutive.