Form 10QSB
period 2003-03-31
NEOPROBE CORP
filed 2003-05-15
CIK 810509

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


   (Mark One)

     / X /     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2003


                                       OR


     /   /     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                                  EXCHANGE ACT
                FOR THE TRANSITION PERIOD FROM _______TO________


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

                                  614.793.7500
                           (Issuer's telephone number)


          38,589,009 SHARES OF COMMON STOCK, PAR VALUE $.001 PER SHARE (Number of shares of issuer's common equity outstanding as of the close of business on April 25, 2003)



Transitional Small Business Disclosure Format (check one)   Yes  | |     No  |X|

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS



ASSETS                                                       MARCH 31,          DECEMBER 31,
                                                               2003                2002
                                                            (UNAUDITED)
                                                         -----------------   ----------------
Current assets:
   Cash and cash equivalents                               $  352,673          $  700,525
   Accounts receivable, net                                   916,532             746,107
   Inventory                                                  969,692           1,191,918
   Prepaid expenses and other                                 375,054             451,537
                                                           ----------          ----------

      Total current assets                                  2,613,951           3,090,087
                                                           ----------          ----------

Property and equipment                                      2,360,933           2,346,445
   Less accumulated depreciation and amortization           1,955,522           1,883,797
                                                           ----------          ----------

                                                              405,411             462,648
                                                           ----------          ----------

Patents and trademarks                                      3,138,973           3,129,031
Non-compete agreements                                        584,516             584,516
Acquired technology                                           237,271             237,271
                                                           ----------          ----------
                                                            3,960,760           3,950,818
   Less accumulated amortization                              720,432             584,490
                                                           ----------          ----------

                                                            3,240,328           3,366,328
                                                           ----------          ----------

Other assets                                                  179,302             160,778
                                                           ----------          ----------

         Total assets                                      $6,438,992          $7,079,841
                                                           ==========          ==========





CONTINUED

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS, CONTINUED



LIABILITIES AND STOCKHOLDERS' EQUITY                                                     MARCH 31,             DECEMBER 31,
                                                                                           2003                    2002
                                                                                        (UNAUDITED)
                                                                                       -------------           -------------
Current liabilities:
   Notes payable to finance company                                                    $      93,007           $     172,381
   Capital lease obligation, current                                                          15,162                  14,683
   Accrued liabilities                                                                       434,118                 397,161
   Accounts payable                                                                          441,023                 432,140
   Deferred revenue, current                                                                 960,770                 933,860
                                                                                       -------------           -------------

      Total current liabilities                                                            1,944,080               1,950,225
                                                                                       -------------           -------------

Capital lease obligation                                                                       1,354                   5,328
Deferred revenue                                                                             496,383                 703,625
Contingent consideration for acquisition                                                          --                 288,053
Other liabilities                                                                            188,160                 172,474
                                                                                       -------------           -------------

         Total liabilities                                                                 2,629,977               3,119,705
                                                                                       -------------           -------------


Commitments and contingencies

Stockholders' equity:
   Preferred stock; $.001 par value; 5,000,000 shares authorized at March 31,
      2003 and December 31, 2002; none issued and outstanding (500,000 shares designated as Series A, $.001 par value, at March 31, 2003 and
      and December 31, 2002; none outstanding)                                                    --                      --
   Common stock; $.001 par value; 50,000,000 shares
      authorized; 38,588,009 shares issued and outstanding
      March 31, 2003; 36,502,183 shares issued and
      outstanding at December 31, 2002                                                        38,588                  36,502
   Additional paid-in capital                                                            124,927,131             124,601,770
   Accumulated deficit                                                                  (121,156,704)           (120,678,136)
                                                                                       -------------           -------------

         Total stockholders' equity                                                        3,809,015               3,960,136
                                                                                       -------------           -------------

            Total liabilities and stockholders' equity                                 $   6,438,992           $   7,079,841
                                                                                       =============           =============











       See accompanying notes to the consolidated financial statements

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)



                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                -----------------------------------
                                                    2003                  2002
                                                ------------           ------------
Revenues:
   Net sales                                    $  1,303,646           $    735,304
   License and other revenue                         235,390                325,000
                                                ------------           ------------
      Total revenues                               1,539,036              1,060,304
                                                ------------           ------------

Cost of goods sold                                   839,062                517,693
                                                ------------           ------------

Gross profit                                         699,974                542,611
                                                ------------           ------------

Operating expenses:
   Research and development                          418,769                539,756
   Selling, general and administrative               754,083                850,624
                                                ------------           ------------
      Total operating expenses                     1,172,852              1,390,380
                                                ------------           ------------

Loss from operations                                (472,878)              (847,769)
                                                ------------           ------------

Other income (expenses):
   Interest income                                     2,550                 16,952
   Interest expense                                   (4,636)                (2,835)
   Other                                              (3,604)               (11,473)
                                                ------------           ------------
      Total other (expenses) income                   (5,690)                 2,644
                                                ------------           ------------

Net loss                                        $   (478,568)          $   (845,125)
                                                ============           ============

Net loss per common share:
   Basic                                        $      (0.01)          $      (0.02)
   Diluted                                      $      (0.01)          $      (0.02)

Weighted average shares outstanding:
   Basic                                          38,258,231             36,009,067
   Diluted                                        38,258,231             36,009,067







        See accompanying notes to the consolidated financial statements.

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)



                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                           ---------------------------------
                                                              2003                  2002
                                                           -----------           -----------
Cash flows from operating activities:
   Net loss                                                $  (478,568)          $  (845,125)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
      Depreciation and amortization                            216,048               248,912
      Change in operating assets and liabilities:
         Accounts receivable                                  (170,425)              393,089
         Inventory                                             217,602               100,229
         Accounts payable                                        8,883              (207,356)
         Deferred revenue                                     (180,332)             (200,000)
         Other assets and liabilities                          140,828                50,316
                                                           -----------           -----------

      Net cash used in operating activities                   (245,964)             (459,935)
                                                           -----------           -----------

Cash flows from investing activities:
   Purchases of available-for-sale securities                       --            (2,491,361)
   Purchases of property and equipment                          (8,480)              (29,328)
   Patent and trademark costs                                   (9,942)               (3,871)
   Subsidiary acquisition costs                                     --               (23,826)
                                                           -----------           -----------

      Net cash used in investing activities                    (18,422)           (2,548,386)
                                                           -----------           -----------

Cash flows from financing activities:
   Payment of offering costs                                      (596)               (2,426)
   Payment of notes payable                                    (79,374)              (66,540)
   Payments under capital lease                                 (3,496)               (3,075)
                                                           -----------           -----------

      Net cash used in financing activities                    (83,466)              (72,041)
                                                           -----------           -----------

Net decrease in cash and cash equivalents                     (347,852)           (3,080,362)

Cash and cash equivalents, beginning of period                 700,525             4,287,101
                                                           -----------           -----------

Cash and cash equivalents, end of period                   $   352,673           $ 1,206,739
                                                           ===========           ===========








        See accompanying notes to the consolidated financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The information presented for March 31, 2003 and 2002 and for the periods then ended is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Neoprobe Corporation (Neoprobe or we) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results for the interim period are not necessarily indicative of results to be expected for the year. The financial statements should be read in conjunction with Neoprobe's audited financial statements for the year ended December 31, 2002, which were included as part of our Annual Report on Form 10-KSB. Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

     Our consolidated financial statements include the accounts of Neoprobe and our wholly owned subsidiary, Cardiosonix Ltd. (Cardiosonix) beginning December 31, 2001. All significant inter-company accounts were eliminated in consolidation.

2.   COMPREHENSIVE INCOME (LOSS)

     We had no accumulated other comprehensive income (loss) activity during the three-month period ended March 31, 2003.

     Due to our net operating loss position, there are no income tax effects on comprehensive income (loss) components for the three months ended March 31, 2002.

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

3.   EARNINGS PER SHARE

     Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings
     (loss) per share is calculated using the weighted average number of common shares outstanding during the periods, adjusted for the effects of convertible securities, options and warrants, if dilutive.

                                                 THREE MONTHS ENDED                         THREE MONTHS ENDED
                                                   MARCH 31, 2003                              MARCH 31, 2002
                                          ------------------------------------         ---------------------------------
                                              BASIC                DILUTED                BASIC                DILUTED
                                            EARNINGS              EARNINGS              EARNINGS              EARNINGS
                                            PER SHARE             PER SHARE             PER SHARE             PER SHARE
                                          --------------        --------------        ---------------       --------------

     Outstanding shares                     38,588,009            38,588,009            36,449,067            36,449,067
     Effect of weighting changes
        in outstanding shares                 (199,778)             (199,778)                   --                    --
     Contingently issuable shares             (130,000)             (130,000)             (440,000)             (440,000)
                                           -----------           -----------           -----------           -----------

     Adjusted shares                        38,258,231            38,258,231            36,009,067            36,009,067
                                           ===========           ===========           ===========           ===========

     There is no difference in basic and diluted loss per share related to the three-month periods ended March 31, 2003 and 2002. The net loss per common share for these periods excludes the number of common shares issuable upon exercise of outstanding stock options and warrants into our common stock since such inclusion would be anti-dilutive.

4.   INVENTORY

     The components of net inventory are as follows:

                                            MARCH 31,           DECEMBER 31,
                                              2003                 2002
                                           (UNAUDITED)
                                          ------------          ------------

     Materials and component parts          $  714,945          $  760,540
     Work in process                            99,651              59,888
     Finished goods                            155,096             371,490
                                            ----------          ----------

                                            $  969,692          $1,191,918
                                            ==========          ==========

5.   INTANGIBLE ASSETS

     The major classes of intangible assets are as follows:

                                               MARCH 31, 2003                          DECEMBER 31, 2002
                                                (UNAUDITED)
                                     -------------------------------         -------------------------------
                                        GROSS                                   GROSS
                                      CARRYING           ACCUMULATED          CARRYING           ACCUMULATED
                                       AMOUNT           AMORTIZATION           AMOUNT           AMORTIZATION
                                     ----------         ------------         ----------         ------------

     Patents and trademarks          $3,138,973          $  489,886          $3,129,031          $  398,501
     Non-compete agreements             584,516             187,099             584,516             150,970
     Acquired technology                237,271              43,447             237,271              35,019
                                     ----------          ----------          ----------          ----------

     Total                           $3,960,760          $  720,432          $3,950,818          $  584,490
                                     ==========          ==========          ==========          ==========

     The estimated future amortization expenses for the next five fiscal years are as follows:

                                                                    ESTIMATED
                                                                  AMORTIZATION
                                                                     EXPENSE
                                                                  -------------

                   For the year ended 12/31/2004                    $  419,969
                   For the year ended 12/31/2005                       416,329
                   For the year ended 12/31/2006                       262,004
                   For the year ended 12/31/2007                       230,825
                   For the year ended 12/31/2008                       203,046

6.   PRODUCT WARRANTY

     We warrant our products against defects in design, materials, and workmanship generally for a period of one year from the date of sale to the end customer. Our accrual for warranty expenses is adjusted periodically to reflect actual experience. Our primary marketing partner, Ethicon Endo-Surgery, Inc. (EES), a Johnson and Johnson company, also reimburses us for a portion of warranty expense incurred based on end customer sales they make during a given fiscal year.

     The activity in the warranty reserve account for the three-month periods ended March 31, 2003 and 2002 are as follows:

                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                        2003                2002
                                                      --------            --------

     Warranty reserve at beginning of period          $ 35,000            $ 90,000
     Provision for warranty claims and
        changes in reserve for warranties               43,714              14,183
     Payments charged against the reserve              (13,714)            (24,183)
                                                      --------            --------

     Warranty reserve at end of period                $ 65,000            $ 80,000
                                                      ========            ========

7.   STOCK OPTIONS AND RESTRICTED STOCK

     During the first quarter of 2003, the Board of Directors granted options to employees and certain directors to purchase 750,000 shares of common stock, exercisable at an average price of $0.14 per share, vesting over three years. As of March 31, 2003, we have 3.0 million options outstanding under three stock option plans. Of the outstanding options, 1.5 million options have vested as of March 31, 2003, at an average exercise price of $0.71 per share.

     The following table illustrates the effect on net loss and net loss per share if compensation cost for our stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards
     (SFAS) No. 123, Accounting for Stock-Based Compensation:

                                                           THREE MONTHS ENDED MARCH 31,
                                                          -----------------------------
                                                             2003                2002
                                                          ---------           ---------

      Net loss, as reported                               $(478,568)          $(845,125)
      Deduct:  Total stock-based employee
         compensation expense determined under
         fair value based method for all awards,
         net of related tax effects                         (42,790)            (79,208)
                                                          ---------           ---------

      Pro forma net loss                                  $(521,358)          $(924,333)
                                                          =========           =========

      Net loss per common share:
         As reported (basic and diluted)                  $   (0.01)          $   (0.02)
         Pro forma (basic and diluted)                    $   (0.01)          $   (0.03)

     During the first quarter of 2003, we vested 310,000 shares of previously restricted stock related to new or amended employment agreements of three of our officers.

8.   SEGMENT AND SUBSIDIARY INFORMATION

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

     ($ AMOUNTS IN THOUSANDS)                             GAMMA            BLOOD
     THREE MONTHS ENDED MARCH 31, 2003                  DETECTION          FLOW          UNALLOCATED         TOTAL
     ----------------------------------------------    ------------     ------------    --------------     -----------

     Net sales:
        United States(1)                                  $  1,254           $    -           $     -         $ 1,254
        International                                            1               49                 -              50
     License and other revenue                                 235                -                 -             235
     Research and development expenses                         136              283                 -             419
     Selling, general and administrative
        expenses                                                 -                -               754             754
     Income (loss) from operations(2)                          562            (281)             (754)           (473)
     Other income                                                -                -               (6)             (6)

     THREE MONTHS ENDED MARCH 31, 2002
     ----------------------------------------------

     Net sales:
        United States(1)                                   $   676           $    -           $     -          $  676
        International                                           59                -                 -              59
     License and other revenue                                 325                -                 -             325
     Research and development expenses                         284              256                 -             540
     Selling, general and administrative
        expenses                                                 -                -               851             851
     Income (loss) from operations(2)                          259            (256)             (851)           (848)
     Other income                                                -                -                 3               3

     (1) All sales to EES are made in the United States. EES distributes the product globally through its international affiliates.
     (2) Income (loss) from operations does not reflect the allocation of selling, general and administrative costs to the operating segments.

9.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. We are also required to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We adopted SFAS 143 on January 1, 2003. The adoption of SFAS 143 did not have a material effect on our financial statements.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires us to disclose information about our exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit or disposal activity is initiated. SFAS 146 requires us to disclose, for each reportable segment, the exit or disposal activity costs incurred in the period and the cumulative amount incurred, net of any changes in the liability, with an explanation of the reasons for the changes. SFAS 146 also requires us to disclose the total amount of costs expected to be incurred in connection with the exit or disposal activity. The new requirements are effective prospectively for exit and disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our financial condition or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statement Nos. 5,57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002, and did not have a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

10.  SUBSEQUENT EVENT - BRIDGE FINANCING

     During April 2003, we completed a bridge loan agreement with our President and CEO, David Bupp. Under the terms of the agreement, Mr. Bupp advanced us $250,000. Interest is payable on the note at 8.5%, payable monthly, and the note is due on June 30, 2004. In consideration for the loan, we issued Mr. Bupp 375,000 warrants to purchase our common stock at an exercise price of $0.13 per share.

     During April 2003, we also completed a bridge loan agreement with an outside investor for an additional $250,000. Under the terms of the agreement, interest is payable on the note at 9.5%, payable monthly, and the note is due on June 30, 2004. In consideration for the loan, we issued the investor 500,000 warrants to purchase our common stock at an exercise price of $0.13 per share. The notes are also convertible into our common stock beginning on July 1, 2003. Half of the principal is convertible into common stock at a 15% discount to the 20-day average market price preceding the conversion, but in no case greater than a $0.20 ceiling conversion price or less than a $0.10 floor conversion price. The remaining half of the principal is also convertible at a 15% discount to a 20-day average market price preceding the conversion, subject only to the $0.10 floor conversion price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue for the first quarter of 2003 increased $479,000 or 45% to $1.5 million from $1.1 million for the same period in 2002. Major expense categories as a percentage of net sales decreased in the first quarter of 2003 as compared to the same period in 2002, due primarily to the increase in net sales coupled with a lower overall cost structure for our gamma business. Research and development expenses, as a percentage of net sales, decreased to 32% during the first quarter of 2003 from 73% during the same period in 2002. Selling, general and administrative expenses, as a percentage of net sales, decreased to 58% during the first quarter of 2003 from 116% during the same period in 2002. We will continue to control our costs and expect these major expense categories, as a percentage of net sales, to continue to decrease for 2003 as compared to 2002; however, this decrease will depend greatly on our success in achieving commercial sales of our blood flow products.

Three Months Ended March 31, 2003 and 2002

Net Sales and Margins. Net sales, primarily of our gamma detection systems, increased $568,000 or 77% to $1.3 million during the first quarter of 2003 from $735,000 during the same period in 2002. Gross margins on net sales increased to 36% of net sales for the first quarter of 2003 compared to 30% of net sales for the same period in 2002. The increase in net sales was the result of increased demand from our primary marketing partner, Ethicon Endo-Surgery, Inc. (EES), for the base neo2000(R) gamma detection system (i.e., a 14mm probe and neo2000 control unit) coupled with higher average revenue per system being recorded in 2003. The price at which Neoprobe sells its products to EES is based on a percentage of the global average sales price (ASP) received by EES on sales to end customers. During the first quarter of 2002, we recorded revenue at the floor transfer prices per the distribution agreement due to perceived weakness in the global ASP. However, over the course of 2002 and continuing into

2003, global ASP appears to be remaining stronger than expected such that management believed it was more appropriate to record revenue at the provisional transfer price per the distribution agreement for the first quarter of 2003. The increase in gross margins was due to higher recorded revenue per system combined with lower capitalized internal manufacturing costs contributing to lower average costs for gamma detection products, offset by increased estimated warranty costs related to initial sales of our blood flow devices during the first quarter of 2003 as compared to the first quarter of 2002.

License and Other Revenue. License and other revenue in the first quarters of 2003 and 2002 included $200,000 from the pro-rata recognition of license fees related to the distribution agreement with EES and $35,000 and $125,000, respectively, from the reimbursement by EES of certain product development costs.

Research and Development Expenses. Research and development expenses decreased $121,000 or 22% to $419,000 during the first quarter of 2003 from $540,000 during the same period in 2002. The decrease was primarily due to lower compensation costs resulting from headcount reductions of gamma product line personnel in the third and fourth quarters of 2002, offset by increased product development efforts related to the Cardiosonix line of blood flow measurement products. Research and development expenses in the first quarter of 2002 also included $55,000 in gamma detection drug development costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $97,000 or 11% to $754,000 during the first quarter of 2003 from $851,000 during the same period in 2002. The decrease was primarily due to lower compensation costs resulting from headcount reductions of gamma product line personnel in the third and fourth quarters of 2002, offset by increased selling, general and administrative expenses incurred in the operation and support of Cardiosonix. Selling, general and administrative expenses in the first quarters of 2003 and 2002 included $30,000 and $45,000, respectively, in impairment of intellectual property that we did not believe had ongoing value to the business. Selling, general and administrative expenses in the first quarter of 2002 also included $55,000 for the transfer of manufacturing of certain components of the neo2000 gamma detection system to a new contract manufacturer.

Other Income (Expenses). Other income (expenses) decreased $8,000 to expenses of $5,700 during the first quarter of 2003 from income of $2,600 during the same period in 2002. Other income during the first quarters of 2003 and 2002 consisted primarily of interest income. Our interest income decreased because we maintained a lower balance of cash and investments during the first quarter of 2003 as compared to the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Cash used in operations decreased $214,000 to $246,000 during the first quarter of 2003 from $460,000 during the same period in 2002. Working capital decreased $470,000 to $670,000 at March 31, 2003 as compared to $1.1 million at December 31, 2002. The current ratio decreased to 1:1.3 at March 31, 2003 from 1:1.6 at December 31, 2002. The decrease in working capital was primarily related to cash used to fund development activities.

Cash balances decreased to $353,000 at March 31, 2003 from $701,000 at December 31, 2002, primarily due to the requirements of supporting the operations of Cardiosonix, offset by the increase in net sales during the first quarter of 2003.

Accounts receivable increased to $917,000 at March 31, 2003 from $746,000 at December 31, 2002. We expect receivable levels to continue to fluctuate in 2003 depending on the timing of purchases and payments by EES.

Inventory levels decreased to $970,000 at March 31, 2003 as compared to $1.2 million at December 31, 2002, primarily due to the increased demand from EES and the use of certain long-lead gamma detection device components that were built up during 2001 to take advantage of quantity price breaks. These decreases were offset by the build-up of inventory related to our blood flow products in preparation for market launch. During the remainder of 2003, we will continue to work through our carryover stock of certain long-lead components of gamma detection materials. We expect inventory levels to increase during 2003 as the building of initial inventory of blood flow products offsets the use of these long-lead components.

Investing Activities. Cash used in investing activities decreased to $18,000 during the first quarter of 2003 from $2.5 million during the same period in 2002. During February and March 2002, we invested in $2.5 million of available-for-sale securities. Capital expenditures in the first quarters of 2003 and 2002 were split between purchases of production tools and equipment and technology infrastructure. Capital needs for 2003 are expected to increase over 2002 to support blood flow product development and manufacturing activities, although it is our intent to initially outsource manufacturing of blood flow products as much as possible as is currently done for our gamma detection devices. We estimate that the additional costs to complete planned development activities, respond to initial customer feedback, and support initial marketing efforts for our blood flow products for 2003 could approach $2.0 million.

Financing Activities. Financing activities used $83,000 in cash in the first quarter of 2003 versus $72,000 during the same period in 2002. Payments of notes payable were $13,000 higher during the first quarter of 2003 as compared to the same period in 2002 due to the increased cost of financed insurance.

On November 19, 2001, we entered into a common stock purchase agreement with an investment fund, Fusion Capital Fund II, LLC (Fusion) for the issuance and purchase of our common stock. Under the stock purchase agreement, Fusion committed to purchase up to $10 million of our common stock over a forty-month period that commenced in May 2002. A registration statement registering for resale up to 5 million shares of our common stock became effective on April 15, 2002. Under the terms of the agreement, we can request daily drawdowns, subject to a daily base amount currently set at $12,500. The number of shares we are to issue to Fusion in return for that money will be based on the lower of (a) the closing sale price for our common stock on the day of the draw request or (b) the average of the three lowest closing sales prices for our common stock during a twelve day period prior to the draw request. However, no shares may be sold to Fusion at lower than a floor price currently set at $0.30, but in no case below $0.20 without Fusion's prior consent. Upon execution of the common stock purchase agreement, we issued 449,438 shares of our common stock to Fusion as a commitment fee. Market conditions (i.e., share price) have effectively prohibited us from drawing funds under the Fusion facility, and in the absence of a change in those conditions, the Fusion facility is unlikely to be drawn on in the foreseeable future.

During April 2003, we completed a bridge loan agreement with our President and CEO, David Bupp. Under the terms of the agreement, Mr. Bupp advanced us $250,000. Interest is payable on the note at 8.5%, payable monthly, and the note is due on June 30, 2004. In consideration for the loan, we issued Mr. Bupp 375,000 warrants to purchase our common stock at an exercise price of $0.13 per share.

During April 2003, we also completed a bridge loan agreement with an outside investor for an additional $250,000. Under the terms of the agreement, interest is payable on the note at 9.5%, payable monthly, and the note is due on June 30, 2004. In consideration for the loan, we issued the investor 500,000 warrants to purchase our common stock at an exercise price of $0.13 per share. The notes are also convertible into our common stock beginning on July 1, 2003. Half of the principal is convertible into common stock at a 15% discount to the 20-day average market price preceding the conversion, but in no case greater than a $0.20 ceiling conversion price or less than a $0.10 floor conversion price. The remaining half of the principal is also convertible at a 15% discount to a 20-day average market price preceding the conversion, subject only to the $0.10 floor conversion price.

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

Throughout 2002, we made modifications to our operating plan and cut or delayed planned expenditures as a result of delays in our ability to obtain additional sources of financing. To this point, such changes and cuts have not had a significant impact on our ability to meet the operational milestones we set at the beginning of the year. Despite the bridge loans we completed with Mr. Bupp and the outside investor, we continue to believe we will need to raise at least $1.0 million of additional funds to ensure we can complete the commercialization of the Cardiosonix product line. We continue to have discussions with potential external financing sources; however, we cannot assure you that additional capital will be available on acceptable terms, if at all. If additional funding is not secured in the near future, we will have to further modify and/or significantly curtail our current strategic and operating plans. Any incremental equity-based financing would also likely require our stockholders to approve an increase in the number of authorized shares of our common stock that we can issue. However, our stockholders have failed to approve such a measure twice in the last five years and we cannot assure you that they will approve such a measure at this year's annual meeting. We cannot assure you that we will be able to achieve significant product revenues from our current or potential new products. In addition, we cannot assure you that we will achieve profitability again in the future.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition Related to Net Sales. We currently generate revenue primarily from sales of our gamma detection devices. We recognize sales revenue when the products are shipped and the earnings process has been completed. Our customers have no right to return products purchased in the ordinary course of business. The prices we charge our primary customer, EES, are subject to retroactive annual adjustment based on a fixed percentage of the actual sales prices achieved by EES on sales to end customers made during each fiscal year. To the extent that we can reasonably estimate the end-customer prices received by EES, we record sales to EES based upon these estimates. If we are unable to reasonably estimate end customer sales prices related to certain products sold to EES, we record revenue related to these product sales at the minimum (i.e., floor) price provided for under our distribution agreement with EES. During the first quarter of 2002, we recorded revenue at the floor price due to perceived weakness in the global ASP. However, over the course of 2002 and continuing into 2003, global ASP appears to be remaining stronger than expected such that management believed it was more appropriate to record revenue at the provisional transfer price per the distribution agreement for the first quarter of 2003.

Impairment or Disposal of Long-Lived Assets. We account for long-lived assets in accordance with the provisions of SFAS No. 144. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of March 31, 2003, the most significant long-lived assets on our balance sheet relate to assets recorded in connection with the acquisition of Cardiosonix and gamma detection device patents related to ILM. The recoverability of these assets is based on the financial projections and models related to future sales of Cardiosonix' products which have yet to begin and the continuing success of our gamma detection product line. As such, these assets could be subject to significant adjustment should the Cardiosonix technology not be successfully commercialized or the sales amounts in our current projections not be realized.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of our company. From time to time, our representatives and we may make written or verbal forward-looking statements, including statements contained in this report and other company filings with the SEC and in our reports to stockholders. Statements that relate to other than strictly historical facts, such as statements about our plans and strategies, expectations for future financial performance, new and existing products and technologies, and markets for our products are forward-looking statements within the meaning of the Act. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and other similar expressions identify forward-looking statements. The forward-looking statements are and will be based on our then-current views and assumptions regarding future events and operating performance, and speak only as of their dates. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors including, but not limited to, our limited revenues, accumulated deficit, future capital needs, uncertainty of capital funding, dependence on limited product line and exclusive distributor, uncertainty of market acceptance, competition, limited marketing and manufacturing experience, and other risks detailed in our most recent Annual Report on Form 10-KSB and other SEC filings. We undertake no obligation to publicly update or revise any forward-looking statements.

ITEM 3.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer, along with the Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including our consolidated subsidiary) required to be included in our periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Since the date of our evaluation to the filing date of this quarterly report, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

        99.1 Certification of CEO under Section 906 of the Sarbanes-Oxley Act of 2002
        99.2 Certification of CFO under Section 906 of the Sarbanes-Oxley Act of 2002

(b)     REPORTS ON FORM 8-K

        We did not file any Current Reports on Form 8-K with the Securities and Exchange Commission during the quarter ended March 31, 2003.






                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      NEOPROBE CORPORATION
                      (the Company)
                      Dated: May 15, 2003

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

                                  CERTIFICATION


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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ David C. Bupp
                                          -----------------------------------
                                          David C. Bupp
                                          President and Chief Executive Officer

May 15, 2003

                                  CERTIFICATION


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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ Brent L. Larson
                                          -------------------------------------
                                          Brent L. Larson
                                          Vice President, Finance and
                                          Chief Financial Officer

May 15, 2003