Form 10QSB
period 2003-06-30
NEOPROBE CORP
filed 2003-08-14
CIK 810509

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2003

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

                                  614.793.7500
                           (Issuer's telephone number)

          38,589,009 SHARES OF COMMON STOCK, PAR VALUE $.001 PER SHARE
             (Number of shares of issuer's common equity outstanding
                 as of the close of business on August 4, 2003)

Transitional Small Business Disclosure Format (check one) Yes | | No |X|

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                    JUNE 30,
                                                                      2003            DECEMBER 31,
ASSETS                                                             (UNAUDITED)             2002
                                                                  -------------       -------------
Current assets:
   Cash and cash equivalents                                      $     368,703       $     700,525
   Accounts receivable, net                                           1,505,538             746,107
   Inventory                                                            953,095           1,191,918
   Prepaid expenses and other                                           345,735             451,537
                                                                  -------------       -------------

      Total current assets                                            3,173,071           3,090,087
                                                                  -------------       -------------

Property and equipment                                                2,369,646           2,346,445
   Less accumulated depreciation and amortization                     2,021,551           1,883,797
                                                                  -------------       -------------

                                                                        348,095             462,648
                                                                  -------------       -------------

Patents and trademarks                                                3,144,900           3,129,031
Non-compete agreements                                                  584,516             584,516
Acquired technology                                                     237,271             237,271
                                                                  -------------       -------------
                                                                      3,966,687           3,950,818
   Less accumulated amortization                                        827,061             584,490
                                                                  -------------       -------------

                                                                      3,139,626           3,366,328
                                                                  -------------       -------------

Other assets                                                            216,099             160,778
                                                                  -------------       -------------

         Total assets                                             $   6,876,891       $   7,079,841
                                                                  =============       =============

CONTINUED

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS, CONTINUED

LIABILITIES AND STOCKHOLDERS' EQUITY                                JUNE 30,
                                                                      2003            DECEMBER 31,
                                                                   (UNAUDITED)             2002
                                                                  -------------       -------------
Current liabilities:
   Note payable to CEO, net of discount                           $     224,596       $          --
   Other notes payable, net of discount                                 197,390             172,381
   Capital lease obligation, current                                     12,905              14,683
   Accrued liabilities                                                  487,767             397,161
   Accounts payable                                                     554,342             432,140
   Deferred revenue, current                                          1,061,647             933,860
                                                                  -------------       -------------

      Total current liabilities                                       2,538,647           1,950,225
                                                                  -------------       -------------

Capital lease obligation                                                     --               5,328
Deferred revenue                                                        289,442             703,625
Contingent consideration for acquisition                                     --             288,053
Other liabilities                                                       208,437             172,474
                                                                  -------------       -------------

         Total liabilities                                            3,036,526           3,119,705
                                                                  -------------       -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock; $.001 par value; 5,000,000 shares
      authorized at June 30, 2003 and December 31, 2002;
      none issued and outstanding (500,000 shares designated
      as Series A, $.001 par value, at June 30, 2003 and
      and December 31, 2002; none outstanding)                               --                  --
   Common stock; $.001 par value; 75,000,000 shares
      authorized; 38,588,009 shares issued and outstanding
      at June 30, 2003; 36,502,183 shares issued and
      outstanding at December 31, 2002                                   38,588              36,502
   Additional paid-in capital                                       125,037,853         124,601,770
   Accumulated deficit                                             (121,236,076)       (120,678,136)
                                                                  -------------       -------------

         Total stockholders' equity                                   3,840,365           3,960,136
                                                                  -------------       -------------

            Total liabilities and stockholders' equity            $   6,876,891       $   7,079,841
                                                                  =============       =============

         See accompanying notes to the consolidated financial statements

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                   THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                       JUNE 30,                               JUNE 30,
                                            -------------------------------       -------------------------------
                                               2003               2002               2003               2002
                                            ------------       ------------       ------------       ------------
Revenues:
   Net sales                                $  1,637,060       $    905,941       $  2,940,706       $  1,641,245
   License and other revenue                     252,655            359,442            488,045            684,442
                                            ------------       ------------       ------------       ------------
      Total revenues                           1,889,715          1,265,383          3,428,751          2,325,687
                                            ------------       ------------       ------------       ------------

Cost of goods sold                               775,727            727,135          1,614,789          1,244,828
                                            ------------       ------------       ------------       ------------

Gross profit                                   1,113,988            538,248          1,813,962          1,080,859
                                            ------------       ------------       ------------       ------------

Operating expenses:
   Research and development                      437,815            697,431            856,584          1,237,187
   Selling, general and administrative           721,506            724,640          1,475,589          1,575,264
                                            ------------       ------------       ------------       ------------
      Total operating expenses                 1,159,321          1,422,071          2,332,173          2,812,451
                                            ------------       ------------       ------------       ------------

Loss from operations                             (45,333)          (883,823)          (518,211)        (1,731,592)
                                            ------------       ------------       ------------       ------------

Other income (expenses):
   Interest income                                 2,589             20,386              5,139             37,338
   Interest expense                              (36,026)            (5,217)           (40,662)            (8,052)
   Other                                            (602)            (2,506)            (4,206)           (13,979)
                                            ------------       ------------       ------------       ------------
      Total other (expenses) income              (34,039)            12,663            (39,729)            15,307
                                            ------------       ------------       ------------       ------------

Net loss                                    $    (79,372)      $   (871,160)      $   (557,940)      $ (1,716,285)
                                            ============       ============       ============       ============

Net loss per common share:
   Basic                                    $       0.00       $      (0.02)      $      (0.01)      $      (0.05)
   Diluted                                  $       0.00       $      (0.02)      $      (0.01)      $      (0.05)

Weighted average shares outstanding:
   Basic                                      38,458,009         36,023,659         38,403,202         36,016,403
   Diluted                                    38,458,009         36,023,659         38,403,202         36,016,403

        See accompanying notes to the consolidated financial statements.

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                           SIX MONTHS ENDED
                                                                JUNE 30,
                                                       ---------------------------
                                                         2003              2002
                                                       ---------       -----------
Cash flows from operating activities:
   Net loss                                            $(557,940)      $(1,716,285)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
      Depreciation and amortization                      389,908           456,743
      Amortization of debt discount                       22,599                --
      Change in operating assets and liabilities:
         Accounts receivable                            (759,431)          108,252
         Inventory                                       230,925          (111,681)
         Accrued and other liabilities                   116,567            13,318
         Accounts payable                                122,202          (185,331)
         Deferred revenue                               (286,396)         (400,000)
         Other assets and liabilities                    132,817           169,836
                                                       ---------       -----------

      Net cash used in operating activities             (588,749)       (1,665,148)
                                                       ---------       -----------

Cash flows from investing activities:
   Purchases of available-for-sale securities                 --        (2,491,361)
   Maturities of available-for-sale securities                --           250,000
   Purchases of property and equipment                   (15,720)         (165,216)
   Patent and trademark costs                            (15,870)          (13,020)
   Subsidiary acquisition costs                               --           (24,028)
                                                       ---------       -----------

      Net cash used in investing activities              (31,590)       (2,443,625)
                                                       ---------       -----------

Cash flows from financing activities:
   Payment of common stock offering costs                 (2,867)          (34,631)
   Proceeds from notes payable, net of
     offering costs                                      458,489         1,000,000
   Payment of notes payable                             (159,999)         (133,912)
   Payments under capital lease                           (7,106)           (6,250)
                                                       ---------       -----------

      Net cash provided by financing activities          288,517           825,207
                                                       ---------       -----------

Net decrease in cash and cash equivalents               (331,822)       (3,283,566)

Cash and cash equivalents, beginning of period           700,525         4,287,101
                                                       ---------       -----------

Cash and cash equivalents, end of period               $ 368,703       $ 1,003,535
                                                       =========       ===========

        See accompanying notes to the consolidated financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The information as of June 30, 2003 and 2002 and for the periods then ended is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Neoprobe Corporation (Neoprobe or we) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results for the interim period are not necessarily indicative of results to be expected for the year. The financial statements should be read in conjunction with Neoprobe's audited financial statements for the year ended December 31, 2002, which were included as part of our Annual Report on Form 10-KSB. Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

      Our consolidated financial statements include the accounts of Neoprobe and our wholly-owned subsidiary, Cardiosonix Ltd. (Cardiosonix). All significant intercompany accounts were eliminated in consolidation.

2.    COMPREHENSIVE INCOME (LOSS)

      We had no accumulated other comprehensive income (loss) activity during the three-month and six-month periods ended June 30, 2003.

      Due to our net operating loss position, there are no income tax effects on comprehensive income (loss) components for the three-month and six-month periods ended June 30, 2002.

                                               THREE MONTHS     SIX MONTHS
                                                  ENDED            ENDED
                                              JUNE 30, 2002    JUNE 30, 2002
                                                ---------       -----------
            Net loss                            $(871,160)      $(1,716,285)
            Unrealized gains on securities         19,829            13,461
                                                ---------       -----------

            Other comprehensive loss            $(851,331)      $(1,702,824)
                                                =========       ===========

3.    EARNINGS PER SHARE

      Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings
      (loss) per share is calculated using the weighted average number of common shares outstanding during the periods, adjusted for the effects of convertible securities, options and warrants, if dilutive.

                                             THREE MONTHS ENDED                   THREE MONTHS ENDED
                                               JUNE 30, 2003                        JUNE 30, 2002
                                        -----------------------------       -----------------------------
                                           BASIC            DILUTED            BASIC             DILUTED
                                         EARNINGS          EARNINGS           EARNINGS          EARNINGS
                                         PER SHARE         PER SHARE         PER SHARE          PER SHARE
                                        -----------       -----------       -----------       -----------
      Outstanding shares                 38,588,009        38,588,009        36,502,183        36,502,183
      Effect of weighting changes
         in outstanding shares                   --                --           (38,524)          (38,524)
      Contingently issuable shares         (130,000)         (130,000)         (440,000)         (440,000)
                                        -----------       -----------       -----------       -----------

      Adjusted shares                    38,458,009        38,458,009        36,023,659        36,023,659
                                        ===========       ===========       ===========       ===========

                                              SIX MONTHS ENDED                     SIX MONTHS ENDED
                                               JUNE 30, 2003                        JUNE 30, 2002
                                        -----------------------------       -----------------------------
                                           BASIC            DILUTED            BASIC             DILUTED
                                         EARNINGS          EARNINGS           EARNINGS          EARNINGS
                                         PER SHARE         PER SHARE         PER SHARE          PER SHARE
                                        -----------       -----------       -----------       -----------
      Outstanding shares                 38,588,009        38,588,009        36,502,183        36,502,183
      Effect of weighting changes
         in outstanding shares              (54,807)          (54,807)          (45,780)          (45,780)
      Contingently issuable shares         (130,000)         (130,000)         (440,000)         (440,000)
                                        -----------       -----------       -----------       -----------

      Adjusted shares                    38,403,202        38,403,202        36,016,403        36,016,403
                                        ===========       ===========       ===========       ===========

      There is no difference in basic and diluted loss per share related to the three-month and six-month periods ended June 30, 2003 and 2002. The net loss per common share for these periods excludes the number of common shares issuable upon exercise of outstanding stock options and warrants into our common stock since such inclusion would be anti-dilutive.

4.    INVENTORY

      The components of net inventory are as follows:

                                                JUNE 30,
                                                  2003         DECEMBER 31,
                                               (UNAUDITED)        2002
                                               ----------      ----------
            Materials and component parts      $  682,497      $  760,540
            Work in process                            --          59,888
            Finished goods                        270,598         371,490
                                               ----------      ----------

                                               $  953,095      $1,191,918
                                               ==========      ==========

5.    INTANGIBLE ASSETS

      The major classes of intangible assets are as follows:

                                             JUNE 30, 2003
                                              (UNAUDITED)                        DECEMBER 31, 2002
                                      ----------------------------          ----------------------------
                                        GROSS                                 GROSS
                                       CARRYING         ACCUMULATED          CARRYING        ACCUMULATED
                                        AMOUNT          AMORTIZATION          AMOUNT         AMORTIZATION
                                      ----------        ------------        ----------       ------------
      Patents and trademarks          $3,144,900          $551,960          $3,129,031          $398,501
      Non-compete agreements             584,516           223,228             584,516           150,970
      Acquired technology                237,271            51,873             237,271            35,019
                                      ----------          --------          ----------          --------

      Total                           $3,966,687          $827,061          $3,950,818          $584,490
                                      ==========          ========          ==========          ========

      The estimated future amortization expenses for the next five fiscal years are as follows:

                                                                            ESTIMATED
                                                                          AMORTIZATION
                                                                             EXPENSE
                                                                          ------------
                             For the year ended 12/31/2004                  $415,991
                             For the year ended 12/31/2005                   412,740
                             For the year ended 12/31/2006                   259,368
                             For the year ended 12/31/2007                   229,528
                             For the year ended 12/31/2008                   203,128

6.    DEBT FINANCING

      During April 2003, we completed a loan agreement with our President and CEO, David Bupp. Under the terms of the agreement, Mr. Bupp advanced us $250,000. Interest is payable on the note at 8.5%, payable monthly, and repayment of the note is due on June 30, 2004. In consideration for the loan, we issued Mr. Bupp 375,000 warrants to purchase our common stock at an exercise price of $0.13 per share. The warrants were recorded at their estimated relative fair value of $32,000 along with a corresponding discount to the face amount of the note. The discount is being amortized into interest expense over the 15-month term of the note.

      Also during April 2003, we completed a loan agreement with an outside investor for an additional $250,000. Under the terms of the agreement, interest is payable on the note at 9.5%, payable monthly, and repayment of the note is due on June 30, 2004. In consideration for the loan, we issued the investor 500,000 warrants to purchase our common stock at an exercise price of $0.13 per share. Also, the outside investor's note is convertible, at the option of the investor, into our common stock beginning on July 1, 2003. Half of the principal is convertible into common stock at a 15% discount to the 20-day average market price preceding the conversion, but in no case greater than a $0.20 ceiling conversion price or less than a $0.10 floor conversion price. The remaining half of the principal is also convertible at a 15% discount to a 20-day average market price preceding the conversion, subject only to the $0.10 floor conversion price. The warrants were recorded at their estimated relative fair value of $41,000 along with a corresponding discount to the face amount of the note. In addition, the beneficial conversion feature of the note was recorded at its estimated fair value of $41,000 along with an additional corresponding discount to the face value of the note. The discounts are being amortized into interest expense over the 15-month term of the note.

7.    PRODUCT WARRANTY

      We generally warrant our gamma detection products against defects in design, materials, and workmanship generally for a period of one year from the date of sale to the end customer. Our accrual for warranty expenses is adjusted periodically to reflect actual experience. The primary marketing partner of our gamma detection devices, Ethicon Endo-Surgery, Inc. (EES), a Johnson and Johnson company, also reimburses us for a portion of warranty expense incurred based on end customer sales they make during a given fiscal year. We generally warrant our blood flow products, with the exception of ultrasound probes, for one year from the date of sale to the end customer.

      The activity in the warranty reserve account for the three-month and six-month periods ended June 30, 2003 and 2002 are as follows:

                                                     THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                          JUNE 30,                              JUNE 30,
                                                 ---------------------------           ---------------------------
                                                   2003               2002               2003               2002
                                                 --------           --------           --------           --------
      Warranty reserve at
         beginning of period                     $ 65,000           $ 80,000           $ 35,000           $ 90,000
      Provision for warranty claims and
         changes in reserve for
         warranties                                   958             21,949             36,529             46,133
      Costs charged against the
         reserve, net                              (7,958)           (31,949)           (13,529)           (66,133)
                                                 --------           --------           --------           --------
      Warranty reserve at end of period          $ 58,000           $ 70,000           $ 58,000           $ 70,000
                                                 ========           ========           ========           ========

8.    STOCK OPTIONS AND RESTRICTED STOCK

      During the first six months of 2003, the Board of Directors granted options to employees and certain non-employee directors to purchase 750,000 shares of common stock, exercisable at an average price of $0.14 per share, vesting over three years. As of June 30, 2003, we have 2.8 million options outstanding under three stock option plans. Of the outstanding options, 1.4 million options have vested as of June 30, 2003, at an average exercise price of $0.72 per share.

      The following table illustrates the effect on net loss and net loss per share if compensation cost for our stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards
      (SFAS) No. 123, Accounting for Stock-Based Compensation:

                                                                  THREE MONTHS ENDED
                                                                      JUNE 30,
                                                          -------------------------------
                                                            2003                  2002
                                                          ---------           -----------
      Net loss, as reported                               $ (79,372)          $  (871,160)
      Deduct:  Total stock-based employee
         compensation expense determined under
         fair value based method for all awards             (42,641)              (73,014)
                                                          ---------           -----------

      Pro forma net loss                                  $(122,013)          $  (944,174)
                                                          =========           ===========

      Net loss per common share:
         As reported (basic and diluted)                  $    0.00           $     (0.02)
         Pro forma (basic and diluted)                    $    0.00           $     (0.03)

                                                                   SIX MONTHS ENDED
                                                                      JUNE 30,
                                                          -------------------------------
                                                            2003                  2002
                                                          ---------           -----------
      Net loss, as reported                               $(557,940)          $(1,716,285)
      Add:  Total stock-based employee
         compensation expense included in
         reported net loss                                   39,990                    --
      Deduct:  Total stock-based employee
         compensation expense determined under
         fair value based method for all awards            (124,973)             (152,222)
                                                          ---------           -----------

      Pro forma net loss                                  $(642,923)          $(1,868,507)
                                                          =========           ===========

      Net loss per common share:
         As reported (basic and diluted)                  $   (0.01)          $     (0.05)
         Pro forma (basic and diluted)                    $   (0.02)          $     (0.05)

      During the first quarter of 2003, we vested 310,000 shares of previously restricted stock related to new or amended employment agreements of three of our officers. We recognized $40,000 of compensation expense related to this in the first quarter of 2003.

9.    SEGMENT AND SUBSIDIARY INFORMATION

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

     ($ AMOUNTS IN THOUSANDS)                         GAMMA          BLOOD
     THREE MONTHS ENDED JUNE 30, 2003               DETECTION        FLOW          UNALLOCATED          TOTAL
     --------------------------------               ---------        -----         -----------         -------
      Net sales:
         United States(1)                            $1,444          $  --           $    --           $ 1,444
         International                                    3            190                --               193
      License and other revenue                         253             --                --               253
      Research and development expenses                 134            304                --               438
      Selling, general and administrative
         expenses                                        --             --               722               722
      Income (loss) from operations(2)                  817           (140)             (722)              (45)
      Other income                                       --             --               (34)              (34)

      THREE MONTHS ENDED JUNE 30, 2002
      --------------------------------

      Net sales:
         United States(1)                            $  905          $  --           $    --           $   905
         International                                    1             --                --                 1
      License and other revenue                         359             --                --               359
      Research and development expenses                 212            485                --               697
      Selling, general and administrative
         expenses                                        --             --               725               725
      Income (loss) from operations(2)                  347           (485)             (725)             (884)
      Other income                                       --             --                13                13


     ($ AMOUNTS IN THOUSANDS)                         GAMMA          BLOOD
     SIX MONTHS ENDED JUNE 30, 2003                 DETECTION        FLOW          UNALLOCATED          TOTAL
     --------------------------------               ---------        -----         -----------         -------
      Net sales:
         United States(1)                            $2,698          $  --           $    --           $ 2,698
         International                                    4            239                --               243
      License and other revenue                         488             --                --               488
      Research and development expenses                 270            587                --               857
      Selling, general and administrative
         expenses                                        --             --             1,476             1,476
      Income (loss) from operations(2)                1,379           (421)           (1,476)             (518)
      Other income                                       --             --               (40)              (40)

      SIX MONTHS ENDED JUNE 30, 2002
      ------------------------------

      Net sales:
         United States(1)                            $1,581          $  --           $    --           $ 1,581
         International                                   60             --                --                60
      License and other revenue                         684             --                --               684
      Research and development expenses                 495            742                --             1,237
      Selling, general and administrative
         Expenses                                        --             --             1,575             1,575
      Income (loss) from operations(2)                  630           (742)           (1,575)           (1,732)
      Other income                                       --             --                15                15

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

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires us to disclose information about our exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit or disposal activity is initiated. SFAS 146 requires us to disclose, for each reportable segment, the exit or disposal activity costs incurred in the period and the cumulative amount incurred, net of any changes in the liability, with an explanation of the reasons for the changes. SFAS 146 also requires us to disclose the total amount of costs expected to be incurred in connection with the exit or disposal activity. The new requirements are effective prospectively for exit and disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our financial statements.

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

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the provisions of the Statement on July 1, 2003. The adoption of SFAS No. 150 did not have a material effect on our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue for the first six months of 2003 increased $1.1 million or 47% to $3.4 million from $2.3 million for the same period in 2002. Major expense categories as a percentage of net sales decreased in the first six months of 2003 as compared to the same period in 2002, due primarily to the increase in net sales coupled with a lower overall cost structure for our gamma business. Research and development expenses, as a percentage of net sales, decreased to 29% during the first six months of 2003 from 75% during the same period in 2002. Selling, general and administrative expenses, as a percentage of net sales, decreased to 50% during the first quarter of 2003 from 96% during the same period in 2002. Controlling our costs remains a high priority for us as we endeavor to return to profitability. We expect these major expense categories, as a percentage of net sales, to continue to decrease for 2003 as compared to 2002; however, this decrease will depend greatly on our success in achieving additional commercial sales of our blood flow products.

Three Months Ended June 30, 2003 and 2002

Net Sales and Margins. Net sales increased $731,000 or 81% to $1.6 million during the second quarter of 2003 from $906,000 during the same period in 2002. Gross margins on net sales increased to 53% of net sales for the second quarter of 2003 compared to 20% of net sales for the same period in 2002. Approximately $540,000 of the increase in net sales was the result of increased revenue related to our gamma detection products with the remaining $190,000 generated from our blood flow products. We had no revenues from blood flow products during the same period in 2002. Of the increased revenue from gamma detection products, approximately 55% was due to increased prices realized on our neo2000 control unit and 14mm probes, with approximately 30% due to increased sales volumes of these products. The remaining 15% was due to various changes in other products and product mix. The price at which Neoprobe sells its gamma detection products to EES is based on a percentage of the global average sales price (ASP) received by EES on sales of Neoprobe products to end customers, subject to a minimum floor price. During the second quarter of 2002, we recorded revenue at the floor sales prices per the distribution agreement due to perceived weakness in the global ASP. However, during the second half of 2002 we began to note a strengthening in global ASP. This trend in ASP has continued in 2003 to the point that management believed it was more appropriate to record revenue for the second quarter of 2003 at the estimated 2003 sales price calculated consistently with prior periods per the terms of the distribution agreement. The increase in gross margins was primarily due to the higher recorded revenue per gamma detection system combined with lower capitalized internal manufacturing costs due to headcount reductions contributing to lower average costs.

License and Other Revenue. License and other revenue in the second quarters of 2003 and 2002 included $200,000 from the pro-rata recognition of license fees related to the distribution agreement with EES and $53,000 and $159,000, respectively, from the reimbursement by EES of certain product development costs.

Research and Development Expenses. Research and development expenses decreased $260,000 or 37% to $438,000 during the second quarter of 2003 from $697,000 during the same period in 2002. The decrease was primarily due to lower compensation costs resulting from headcount reductions of gamma product line personnel in the third and fourth quarters of 2002 coupled with decreased use of external design consultants and decreased prototype expenses related to the blood flow product line.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased slightly to $722,000 during the second quarter of 2003 from $725,000 during the same period in 2002. The decrease was primarily due to lower compensation costs resulting from headcount reductions of gamma product line personnel in the third and fourth quarters of 2002, offset by increased selling, general and administrative expenses incurred in the operation and support of Cardiosonix. Selling, general and administrative expenses in the second quarter of 2002 also included $24,000 for the transfer of manufacturing of certain components of the neo2000 gamma detection system to a new contract manufacturer.

Other Income (Expenses). Other income (expenses) decreased $47,000 to expenses of $34,000 during the second quarter of 2003 from income of $13,000 during the same period in 2002. Other expenses during the second quarter of 2003 consisted primarily of interest expense related to the bridge financing agreements. Other income during the second quarter of 2002 consisted primarily of interest income. Our interest income decreased because we maintained a lower balance of cash and investments during the second quarter of 2003 as compared to the same period in 2002.

Six Months Ended June 30, 2003 and 2002

Net Sales and Margins. Net sales increased $1.3 million or 79% to $2.9 million during the first six months of 2003 from $1.6 million during the same period in 2002. Gross margins on net sales increased to 45% of net sales for the first six months of 2003 compared to 24% of net sales for the same period in 2002. Approximately $1.1 million of the increase in net sales was the result of increased revenue related to our gamma detection products with the remaining $239,000 generated from our blood flow products. We had no revenues from blood flow products during the same period in 2002. Of the increased revenue from gamma detection products, approximately 35% was due to increased prices realized on our neo2000 control unit and 14mm probes, with approximately 50% due to increased sales volumes of these products. The remaining 15% was due to various changes in other products and product mix. The price at which Neoprobe sells its gamma detection products to EES is based on a percentage of the global average sales price (ASP) received by EES on sales of Neoprobe products to end customers, subject to a minimum floor price. During the first half of 2002, we recorded revenue at the floor sales prices per the distribution agreement due to perceived weakness in the global ASP. However, during the second half of 2002, we began to note a strengthening in global ASP. This trend in ASP has continued in 2003 to the point that management believed it was more appropriate to record revenue for the first half of 2003 at the estimated 2003 sales price calculated consistently with prior periods per the terms of the distribution agreement. The increase in gross margins was primarily due to the higher recorded revenue per gamma detection system combined with lower capitalized internal manufacturing costs due to headcount reductions contributing to lower average costs.

License and Other Revenue. License and other revenue in the first six months of 2003 and 2002 included $400,000 from the pro-rata recognition of license fees related to the distribution agreement with EES and $88,000 and $284,000, respectively, from the reimbursement by EES of certain product development costs.

Research and Development Expenses. Research and development expenses decreased $381,000 or 31% to $857,000 during the first six months of 2003 from $1.2 million during the same period in 2002. The decrease was primarily due to lower compensation costs resulting from headcount reductions of gamma product line personnel in the third and fourth quarters of 2002 coupled with decreased use of external design consultants and decreased prototype expenses related to the blood flow product line.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $100,000 or 6% to $1.5 million during the first months of 2003 from $1.6 million during the same period in 2002. The decrease was primarily due to lower compensation costs resulting from headcount reductions of gamma product line personnel in the third and fourth quarters of 2002, offset by increased selling, general and administrative expenses incurred in the operation and support of Cardiosonix. Selling, general and administrative expenses in the first six months of 2003 and 2002 included $30,000 and $45,000, respectively; in impairment of intellectual property that we did not believe had ongoing value to the business. Selling, general and administrative expenses in the first six months of 2002 also included $79,000 for the transfer of manufacturing of certain components of the neo2000 gamma detection system to a new contract manufacturer.

Other Income (Expenses). Other income (expenses) decreased $55,000 to expenses of $40,000 during the first six months of 2003 from income of $15,000 during the same period in 2002. Other expenses during the first six months of 2003 consisted primarily of interest expense related to the bridge financing agreements. Other income during the first six months of 2002 consisted primarily of interest income. Our interest income decreased because we maintained a lower balance of cash and investments during the first six months of 2003 as compared to the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Cash used in operations decreased $1.1 million to $589,000 during the first six months of 2003 from $1.7 million during the same period in 2002. Working capital decreased $505,000 to $634,000 at June 30, 2003 as compared to $1.1 million at December 31, 2002. The current ratio decreased to 1:1.2 at June 30, 2003 from 1:1.6 at December 31, 2002. The decrease in working capital was primarily related to cash used to fund blood flow development activities offset slightly by net changes in other working capital components.

Cash balances decreased to $369,000 at June 30, 2003 from $701,000 at December 31, 2002, primarily due to the requirements of supporting the operations of Cardiosonix, offset by the cash obtained from the bridge financing arrangements and the increased net sales experienced during the first six months of 2003.

Accounts receivable increased to $1.5 million at June 30, 2003 from $746,000 at December 31, 2002 due primarily to greater sales in June 2003 than December 2002. We expect receivable levels will continue to fluctuate in 2003 depending on the timing of purchases and payments by EES. However, on average, we expect accounts receivable balances will start to increase commensurate with anticipated increases in sales of blood flow products to our distributors, many of whom are foreign-domiciled entities who typically pay at a slower rate than domestic companies.

Inventory levels decreased to $953,000 at June 30, 2003 as compared to $1.2 million at December 31, 2002, primarily related to decreases in finished goods of gamma detection products due to greater than originally anticipated demand from EES during the second quarter as well as the continued decreases in certain long-lead gamma detection device components that were built up in prior periods to take advantage of quantity price breaks. These decreases were offset by the build-up of inventory related to our blood flow products as we continue market launch preparations. During the remainder of 2003, we will continue to work through our carryover stock of certain long-lead components of gamma detection materials. We expect inventory levels to increase during the remainder of 2003 as the build-up of initial stocking inventory of blood flow products offsets the use of these long-lead components and as we restore our safety stock of gamma detection products to more normal levels.

We estimate that the additional costs to complete planned development activities, respond to initial customer feedback, and support initial marketing efforts for our blood flow products for the year ended December 31, 2003 could approach $2.0 million.

Investing Activities. Cash used in investing activities decreased to $32,000 during the first six months of 2003 from $2.4 million during the same period in 2002. During February and March 2002, we invested in $2.5 million of available-for-sale securities. Capital expenditures in the first six months of 2003 and 2002 were split between purchases of production tools and equipment and technology infrastructure. Capital needs for 2003 are now expected to decrease over 2002 as the Company plans to defer the more significant expenditures originally anticipated related to blood flow product development until 2004 following the transfer of primary manufacturing activities for the blood flow products to a contract manufacturer.

Financing Activities. Financing activities provided $289,000 in cash in the first six months of 2003 versus $825,000 during the same period in 2002. Payments of notes payable were $26,000 higher during the first six months of 2003 as compared to the same period in 2002 due to the increased cost of financed insurance.

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

During April 2003, we also completed a bridge loan agreement with an outside investor for an additional $250,000. Under the terms of the agreement, interest is payable on the note at 9.5%, payable monthly, and the note is due on June 30, 2004. In consideration for the loan, we issued the investor 500,000 warrants to purchase our common stock at an exercise price of $0.13 per share. The outside investor's note is also convertible, at the option of the investor, into our common stock beginning on July 1, 2003. Half of the principal is convertible into common stock at a 15% discount to the 20-day average market price preceding the conversion, but in no case greater than a $0.20 ceiling conversion price or less than a $0.10 floor conversion price. The remaining half of the principal is also convertible at a 15% discount to a 20-day average market price preceding the conversion, subject only to the $0.10 floor conversion price.

Our future liquidity and capital requirements will depend on a number of factors, including our ability to raise additional capital in a timely manner through additional investment, expanded market acceptance of our current products, our ability to complete the commercialization new products such as our blood flow product line, our ability to monetize our investment in non-core technologies, our ability to obtain milestone or development funds from potential development and distribution partners, regulatory actions by the U.S. FDA and other international regulatory bodies, and intellectual property protection.

Throughout 2002, we made modifications to our operating plan and cut or delayed planned expenditures as a result of delays in our ability to obtain additional sources of financing. To this point, such changes and cuts have not had a significant impact on our ability to meet the operational milestones we set at the beginning of the year. Despite the bridge loans we completed with Mr. Bupp and the outside investor, we continue to believe we will need to raise at least $1.0 - $1.5 million of additional funds to ensure we can complete the development and commercialization of the Cardiosonix product line. To that end, we have engaged the services of an investment banking firm to assist us in obtaining the funds. In exchange for their services, we agreed to pay the firm a monthly retainer of $10,000, half payable in cash and half payable in common stock, and we have agreed to pay them a percentage of the funds received, if any, as a success fee. We continue to have discussions with potential external financing sources; however, we cannot assure you that additional capital will be available on acceptable terms, if at all. If additional funding is not secured in the near future, we will have to further modify and/or significantly curtail our current strategic and operating plans. We cannot assure you that we will be able to achieve significant product revenues from our current or potential new products. In addition, we cannot assure you that we will achieve profitability again in the future.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition Related to Net Sales. We currently generate revenue primarily from sales of our gamma detection products; however, sales of blood flow products constituted approximately 7% of total revenues for the first half of 2003 and are expected to increase in the future. We generally recognize sales revenue related to sales of our products when the products are shipped and the earnings process has been completed. Our customers have no right to return products purchased in the ordinary course of business. However, in cases where product is shipped but the earnings process is not yet completed, revenue is deferred until it has been determined that the earnings process has been completed. We also generate revenue from the service and repair of out-of-warranty products. Fees charged for service and repair on products not covered by an extended service agreement are recognized on completion of the service process when the serviced or repaired product has been returned to the customer. Fees charged for service or repair of products covered by an extended warranty agreement are deferred and recognized into revenue ratably over the life of the extended service agreement. The prices we charge our primary customer, EES, related to sales of products are subject to retroactive annual adjustment based on a fixed percentage of the actual sales prices achieved by EES on sales to end customers made during each fiscal year. To the extent that we can reasonably estimate the end-customer prices received by EES, we record sales to EES based upon these estimates. If we are unable to reasonably estimate end customer sales prices related to certain products sold to EES, we record revenue related to these product sales at the minimum (i.e., floor) price provided for under our distribution agreement with EES. During the first half of 2002, we recorded revenue at the floor sales prices per the distribution agreement due to perceived weakness in the global ASP. However, during the second half of 2002, we began to note a strengthening in global ASP. This trend in ASP has continued in 2003, to the point that management believed it was more appropriate to record revenue for the first half of 2003 at the estimated 2003 sales price calculated consistently with prior periods per the terms of the distribution agreement.

Impairment or Disposal of Long-Lived Assets. We account for long-lived assets in accordance with the provisions of SFAS No. 144. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of June 30, 2003, the most significant long-lived assets on our balance sheet relate to assets recorded in connection with the acquisition of Cardiosonix and gamma detection device patents related to ILM. The recoverability of these assets is based on the financial projections and models related to future sales of Cardiosonix' products which have yet to begin and the continuing success of our gamma detection product line. As such, these assets could be subject to significant adjustment should the Cardiosonix technology not be successfully commercialized or the sales amounts in our current projections not be realized.

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

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that our disclosure controls and procedures will timely alert them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

As of the end of the period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter to which this report relates that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Neoprobe Corporation held its Annual Meeting of Stockholders on June 12, 2003, for the purpose of electing a director and increasing the authorized number of shares of the Company's stock.

(b)   At the Annual Meeting of Stockholders, the director nominated was elected.

(c) The following table shows the voting tabulation for each matter voted upon at the Annual Meeting of Stockholders.

ACTION                                                        FOR                                      WITHHELD
------                                                        ---                                      --------

Election of Director
   J. Frank Whitley, Jr.                                   28,752,566                                  1,039,710

ACTION                                                        FOR                 AGAINST               ABSTAIN
------                                                        ---                 -------               -------
Increase the authorized number of shares of the
Company from 55,000,000 to 80,000,000,
consisting of 75,000,000 shares of common stock,
$.001 par value, and 5,000,000 shares of
preferred stock, $.001 par value                           30,805,974            1,329,060             6,427,600

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

      10.1.42 Senior Secured Note Purchase Agreement dated March 26, 2003 between the Company and David C. Bupp.*

      10.1.43     8.5% Senior Note dated April 2, 2003 between the Company and
                  David C. Bupp.*

      10.1.44     Convertible Preferred Note Purchase Agreement dated March 26,
                  2003 between the Company and Donald E. Garlikov.*

      10.1.45     9.5% Convertible Secured Note dated April 2, 2003 between the
                  Company and Donald E. Garlikov.*

      10.1.46     Warrant to Purchase Common Stock of Neoprobe Corporation dated
                  April 2, 2003 between the Company and David C. Bupp.*

      10.1.47     Warrant to Purchase Common Stock of Neoprobe Corporation dated
                  April 2, 2003 between the Company and Donald E. Garlikov.*

      10.1.48     Security Agreement dated April 2, 2003 between the Company,
                  David C. Bupp and Donald E. Garlikov.*

      10.1.49     Registration Rights Agreement dated April 2, 2003 between the
                  Company, David C. Bupp and Donald E. Garlikov.*

      31.1        Certification of Chief Executive Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.


      31.2        Certification of Chief Financial Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.

      32.1        Certification of Chief Executive Officer of Periodic Financial
                  Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

      32.2        Certification of Chief Financial Officer of Periodic Financial
                  Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

      * Incorporated by reference to Exhibits 99(b) through 99(i) to the Company's Current Report on Form 8-K filed April 2, 2003.

(b)   REPORTS ON FORM 8-K

      On April 2, 2003, we filed a Current Report on Form 8-K with the Securities and Exchange Commission pursuant to Item 5 reporting $500,000 in bridge loan financing that we received, including $250,000 from our President and CEO.

      On May 9, 2003, we filed a Current Report on Form 8-K (dated May 8, 2003) with the Securities and Exchange Commission pursuant to Item 12 (under
      Item 9) in connection with our May 8, 2003, press release announcing our consolidated financial results for the first quarter ended March 31, 2003.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          NEOPROBE CORPORATION
                          (the Company)
                          Dated: August 14, 2003


                          By: /s/ DAVID C. BUPP
                          ----------------------------------------

                          David C. Bupp
                          President and Chief Executive Officer
                          (duly authorized officer; principal executive officer)


                          By: /s/ BRENT L. LARSON
                          -------------------------------

                          Brent L. Larson
                          Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)