Form 10QSB
period 2003-09-30
NEOPROBE CORP
filed 2003-11-14
CIK 810509

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


   (Mark One)

   [X]         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2003


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

                                  614.793.7500
                           (Issuer's telephone number)


          43,952,276 SHARES OF COMMON STOCK, PAR VALUE $.001 PER SHARE
             (Number of shares of issuer's common equity outstanding
                as of the close of business on November 3, 2003)



Transitional Small Business Disclosure Format (check one)    Yes  [ ]   No  [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


ASSETS                                                    SEPTEMBER 30,       DECEMBER 31,
                                                              2003                2002
                                                           (UNAUDITED)
                                                           ----------          ----------
Current assets:
   Cash and cash equivalents                               $  422,561          $  700,525
   Accounts receivable, net                                 1,133,553             746,107
   Inventory                                                1,166,987           1,191,918
   Prepaid expenses and other                                 266,981             451,537
                                                           ----------          ----------

      Total current assets                                  2,990,082           3,090,087
                                                           ----------          ----------

Property and equipment                                      2,412,003           2,346,445
   Less accumulated depreciation and amortization           2,074,648           1,883,797
                                                           ----------          ----------

                                                              337,355             462,648
                                                           ----------          ----------

Patents and trademarks                                      3,144,100           3,129,031
Non-compete agreements                                        584,516             584,516
Acquired technology                                           237,271             237,271
                                                           ----------          ----------
                                                            3,965,887           3,950,818
   Less accumulated amortization                              935,065             584,490
                                                           ----------          ----------

                                                            3,030,822           3,366,328
                                                           ----------          ----------

Other assets                                                  214,752             160,778
                                                           ----------          ----------

         Total assets                                      $6,573,011          $7,079,841
                                                           ==========          ==========



CONTINUED

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS, CONTINUED



LIABILITIES AND STOCKHOLDERS' EQUITY                                   SEPTEMBER 30,          DECEMBER 31,
                                                                            2003                  2002
                                                                        (UNAUDITED)
                                                                       -------------          -------------
Current liabilities:
   Note payable to CEO, net of discount                                $     230,948          $        --
   Other notes payable, net of discount                                      201,256                172,381
   Secured liabilities                                                       319,853                   --
   Accrued liabilities and other                                             519,714                411,844
   Accounts payable                                                          551,771                432,140
   Deferred revenue, current                                               1,087,265                933,860
                                                                       -------------          -------------

      Total current liabilities                                            2,910,807              1,950,225
                                                                       -------------          -------------

Deferred revenue                                                              81,665                703,625
Contingent consideration for acquisition                                        --                  288,053
Other liabilities                                                            207,092                177,802
                                                                       -------------          -------------

         Total liabilities                                                 3,199,564              3,119,705
                                                                       -------------          -------------


Commitments and contingencies

Stockholders' equity:
   Preferred stock; $.001 par value; 5,000,000 shares
      authorized at September 30, 2003 and December 31, 2002;
      none issued and outstanding (500,000 shares designated
      as Series A, $.001 par value, at September 30, 2003 and
      and December 31, 2002; none outstanding)                                  --                     --
   Common stock; $.001 par value; 75,000,000 shares
      authorized; 39,148,426 shares issued and outstanding
      at September 30, 2003; 36,502,183 shares issued and
      outstanding at December 31, 2002                                        39,148                 36,502
   Additional paid-in capital                                            125,229,489            124,601,770
   Accumulated deficit                                                  (121,895,190)          (120,678,136)
                                                                       -------------          -------------

         Total stockholders' equity                                        3,373,447              3,960,136
                                                                       -------------          -------------

            Total liabilities and stockholders' equity                 $   6,573,011          $   7,079,841
                                                                       =============          =============

         See accompanying notes to the consolidated financial statements

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                        THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,                             SEPTEMBER 30,
                                                -----------------------------------           -----------------------------------
                                                    2003                   2002                   2003                   2002
                                                ------------           ------------           ------------           ------------
Revenues:
   Net sales                                    $    927,949           $    575,138           $  3,868,655           $  2,216,383
   License and other revenue                         257,588                344,623                745,633              1,029,065
                                                ------------           ------------           ------------           ------------
      Total revenues                               1,185,537                919,761              4,614,288              3,245,448
                                                ------------           ------------           ------------           ------------

Cost of goods sold                                   497,458                620,086              2,112,247              1,864,914
                                                ------------           ------------           ------------           ------------

Gross profit                                         688,079                299,675              2,502,041              1,380,534
                                                ------------           ------------           ------------           ------------

Operating expenses:
   Research and development                          508,693                561,330              1,365,277              1,798,517
   Selling, general and administrative               755,104                832,232              2,230,693              2,407,496
                                                ------------           ------------           ------------           ------------
      Total operating expenses                     1,263,797              1,393,562              3,595,970              4,206,013
                                                ------------           ------------           ------------           ------------

Loss from operations                                (575,718)            (1,093,887)            (1,093,929)            (2,825,479)
                                                ------------           ------------           ------------           ------------

Other income (expenses):
   Interest income                                    19,695                 26,092                 24,834                 63,430
   Interest expense                                  (99,520)               (11,734)              (140,182)               (19,786)
   Other                                              (3,571)                (3,213)                (7,777)               (17,192)
                                                ------------           ------------           ------------           ------------
      Total other (expenses) income                  (83,396)                11,145               (123,125)                26,452
                                                ------------           ------------           ------------           ------------

Net loss                                        $   (659,114)          $ (1,082,742)          $ (1,217,054)          $ (2,799,027)
                                                ============           ============           ============           ============

Net loss per common share:
   Basic                                        $      (0.02)          $      (0.03)          $      (0.03)          $      (0.08)
   Diluted                                      $      (0.02)          $      (0.03)          $      (0.03)          $      (0.08)

Weighted average shares outstanding:
   Basic                                          38,555,261             36,062,183             38,454,446             36,031,831
   Diluted                                        38,555,261             36,062,183             38,454,446             36,031,831




        See accompanying notes to the consolidated financial statements.

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)



                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                ---------------------------------
                                                                   2003                  2002
                                                                -----------           -----------
Cash flows from operating activities:
   Net loss                                                     $(1,217,054)          $(2,799,027)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
      Depreciation and amortization                                 555,388               740,749
      Amortization of debt discount and offering costs               61,818                  --
      Change in operating assets and liabilities:
         Accounts receivable                                       (387,446)              155,971
         Inventory                                                   10,474               140,017
         Accrued and other liabilities                              138,036              (203,260)
         Accounts payable                                           119,631              (325,625)
         Deferred revenue                                          (468,555)             (466,683)
         Other assets and liabilities                               160,733               174,707
      Other                                                         107,599                45,678
                                                                -----------           -----------

      Net cash used in operating activities                        (919,376)           (2,537,473)
                                                                -----------           -----------

Cash flows from investing activities:
   Purchases of available-for-sale securities                          --              (2,491,361)
   Sales of available-for-sale securities                              --                 200,000
   Maturities of available-for-sale securities                         --                 805,000
   Purchases of property and equipment                              (63,195)             (240,638)
   Patent and trademark costs                                       (20,783)              (19,336)
   Subsidiary acquisition costs                                        --                 (24,028)
                                                                -----------           -----------

      Net cash used in investing activities                         (83,978)           (1,770,363)
                                                                -----------           -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock                           138,430                  --
   Payment of common stock offering costs                            (7,972)              (47,456)
   Proceeds from line of credit                                        --               2,000,000
   Proceeds from notes payable, net of offering costs               458,334                  --
   Payment of notes payable                                        (172,381)             (161,865)
   Proceeds from secured financing                                  319,813                  --
   Payments under capital lease                                     (10,834)               (9,529)
                                                                -----------           -----------

      Net cash provided by financing activities                     725,390             1,781,150
                                                                -----------           -----------

Net decrease in cash and cash equivalents                          (277,964)           (2,526,686)

Cash and cash equivalents, beginning of period                      700,525             4,287,101
                                                                -----------           -----------

Cash and cash equivalents, end of period                        $   422,561           $ 1,760,415
                                                                ===========           ===========


        See accompanying notes to the consolidated financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The information as of September 30, 2003 and 2002 and for the periods then ended is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Neoprobe Corporation (Neoprobe or we) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results for the interim period are not necessarily indicative of results to be expected for the year. The financial statements should be read in conjunction with Neoprobe's audited financial statements for the year ended December 31, 2002, which were included as part of our Annual Report on Form 10-KSB. Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

     Our consolidated financial statements include the accounts of Neoprobe and our wholly-owned subsidiary, Cardiosonix Ltd. (Cardiosonix). All significant intercompany accounts were eliminated in consolidation.

2.   COMPREHENSIVE INCOME (LOSS)

     We had no accumulated other comprehensive income (loss) activity during the three-month and nine-month periods ended September 30, 2003.

     Due to our net operating loss position, there are no income tax effects on comprehensive income (loss) components for the three-month and nine-month periods ended September 30, 2002.

                                                             THREE MONTHS             NINE MONTHS
                                                                 ENDED                   ENDED
                                                          SEPTEMBER 30, 2002       SEPTEMBER 30, 2002
                                                          ------------------       ------------------
              Net loss                                       $  (1,082,742)          $  (2,799,027)
              Unrealized gains on securities                         3,926                  17,387
                                                             -------------           -------------

              Other comprehensive loss                       $  (1,078,816)          $  (2,781,640)
                                                             =============           =============

3.   EARNINGS PER SHARE

     Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings
     (loss) per share is calculated using the weighted average number of common shares outstanding during the periods, adjusted for the effects of convertible securities, options and warrants, if dilutive.

                                                 THREE MONTHS ENDED                          THREE MONTHS ENDED
                                                 SEPTEMBER 30, 2003                          SEPTEMBER 30, 2002
                                          ---------------------------------           ---------------------------------
                                             BASIC                DILUTED                BASIC               DILUTED
                                           EARNINGS              EARNINGS              EARNINGS              EARNINGS
                                           PER SHARE             PER SHARE             PER SHARE             PER SHARE
                                          -----------           -----------           -----------           -----------
    Outstanding shares                     39,148,426            39,148,426            36,502,183            36,502,183
    Effect of weighting changes
       in outstanding shares                 (463,165)             (463,165)                 --                    --
    Contingently issuable shares             (130,000)             (130,000)             (440,000)             (440,000)
                                          -----------           -----------           -----------           -----------

    Adjusted shares                        38,555,261            38,555,261            36,062,183            36,062,183
                                          ===========           ===========           ===========           ===========


                                                 NINE MONTHS ENDED                           NINE MONTHS ENDED
                                                 SEPTEMBER 30, 2003                          SEPTEMBER 30, 2002
                                          ---------------------------------           ---------------------------------
                                             BASIC                DILUTED                BASIC               DILUTED
                                           EARNINGS              EARNINGS              EARNINGS              EARNINGS
                                           PER SHARE             PER SHARE             PER SHARE             PER SHARE
                                          -----------           -----------           -----------           -----------
    Outstanding shares                     39,148,426            39,148,426            36,502,183            36,502,183
    Effect of weighting changes
       in outstanding shares                 (563,980)             (563,980)              (30,352)              (30,352)
    Contingently issuable shares             (130,000)             (130,000)             (440,000)             (440,000)
                                          -----------           -----------           -----------           -----------

    Adjusted shares                        38,454,446            38,454,446            36,031,831            36,031,831
                                          ===========           ===========           ===========           ===========


     There is no difference in basic and diluted loss per share related to the three-month and nine-month periods ended September 30, 2003 and 2002. The net loss per common share for these periods excludes the number of common shares issuable upon exercise of outstanding stock options and warrants into our common stock since such inclusion would be anti-dilutive.

4.   ACCOUNTS RECEIVABLE

     During the third quarter of 2003, we entered into an accounts receivable financing facility under which certain of our U.S. accounts receivable are factored at an advance rate of 80% and with recourse to a third party financing company. We account for the sales of receivables in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. Due to the financing company's ability to require us to repurchase accounts sold to them in the event the account is deemed uncollectible under the terms of the facility, we have classified the amount advanced to us by the financing company as secured liabilities in the balance sheet. At September 30, 2003 a total of $400,000 in U.S. trade receivables had been factored and remained outstanding under this facility. The agreement for the sale of accounts receivable provides for the continuation of the program on a revolving basis and will expire under its current terms during December 2003. As collections reduce previously sold receivables, we may replenish these with new receivables. The risk we bear from bad debt losses on U.S. trade receivables sold is retained by us since we hold a retained interest in the sold receivables. We have addressed this risk in our allowance for doubtful accounts. However, we do not believe we will incur any financial loss for receivables sold under this facility. Net discounts recognized on sales of receivables are calculated at one percentage point per fifteen day period the factored invoices are outstanding with the financing company and are included in interest expense in the consolidated statements of operations. Such discounts totaled $2,500 for the three months ended September 30, 2003.

5.   INVENTORY

     The components of net inventory are as follows:

                                                         SEPTEMBER 30,          DECEMBER 31,
                                                              2003                  2002
                                                          (UNAUDITED)
                                                          -----------           -----------
                Materials and component parts             $   677,450           $   760,540
                Work in process                                     -                59,888
                Finished goods                                489,537               371,490
                                                          -----------           -----------

                                                          $ 1,166,987           $ 1,191,918
                                                          ===========           ===========

6.   INTANGIBLE ASSETS

     The major classes of intangible assets are as follows:

                                          SEPTEMBER 30, 2003                        DECEMBER 31, 2002
                                              (UNAUDITED)
                                    -------------------------------         -------------------------------
                                      GROSS                                   GROSS
                                     CARRYING           ACCUMULATED          CARRYING           ACCUMULATED
                                      AMOUNT           AMORTIZATION           AMOUNT           AMORTIZATION
                                    ----------         ------------         ----------         ------------
    Patents and trademarks          $3,144,100          $  615,408          $3,129,031          $  398,501
    Non-compete agreements             584,516             259,357             584,516             150,970
    Acquired technology                237,271              60,300             237,271              35,019
                                    ----------          ----------          ----------          ----------

    Total                           $3,965,887          $  935,065          $3,950,818          $  584,490
                                    ==========          ==========          ==========          ==========

     The estimated future amortization expenses for the next five fiscal years are as follows:

                                                                ESTIMATED
                                                              AMORTIZATION
                                                                 EXPENSE
                                                              ------------

                 For the year ended 12/31/2004                 $  420,072
                 For the year ended 12/31/2005                    416,432
                 For the year ended 12/31/2006                    262,108
                 For the year ended 12/31/2007                    230,928
                 For the year ended 12/31/2008                    203,150

7.   DEBT FINANCING

     During April 2003, we completed a loan agreement with our President and CEO, David Bupp. Under the terms of the agreement, Mr. Bupp advanced us $250,000. Interest accrues on the note at 8.5% per annum, payable monthly, and repayment of the note is due on June 30, 2004. In consideration for the loan, we issued Mr. Bupp 375,000 warrants to purchase our common stock at an exercise price of $0.13 per share. The warrants were recorded at their estimated relative fair value of $32,000 along with a corresponding discount to the face amount of the note. The discount is being amortized into interest expense over the 15-month term of the note.

     Also during April 2003, we completed a convertible loan agreement with an outside investor for an additional $250,000. Under the terms of the agreement, interest accrues on the note at 9.5% per annum, payable monthly, and repayment of the note is due on June 30, 2004. In consideration for the loan, we issued the investor 500,000 warrants to purchase our common stock at an exercise price of $0.13 per share. Also, the outside investor's note is convertible, at the option of the investor, into our common stock beginning on July 1, 2003. Half of the principal is convertible into common stock at a 15% discount to the 20-day average market price preceding the conversion, but in no case greater than a $0.20 ceiling conversion price or less than a $0.10 floor conversion price. The remaining half of the principal is also convertible at a 15% discount to a 20-day average market price preceding the conversion, subject only to the $0.10 floor conversion price. The warrants were recorded at their estimated relative fair value of $41,000 along with a corresponding discount to the face amount of the note. In addition, the beneficial conversion feature of the note was recorded at its estimated fair value of $41,000 along with an additional corresponding discount to the face value of the note. The discounts are being amortized into interest expense over the 15-month term of the note.

8.   PRODUCT WARRANTY

     We generally warrant our gamma detection products against defects in design, materials, and workmanship for a period of one year from the date of sale to the end customer. Our accrual for warranty expenses is adjusted periodically to reflect actual experience. The primary marketing partner of our gamma detection devices, Ethicon Endo-Surgery, Inc. (EES), a Johnson and Johnson company, also reimburses us for a portion of warranty expense incurred based on end customer sales they make during a given fiscal year. We generally warrant our blood flow products, with the exception of ultrasound probes, for one year from the date of sale to the end customer.

     The activity in the warranty reserve account for the three-month and nine-month periods ended September 30, 2003 and 2002 are as follows:

                                                    THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                       SEPTEMBER 30,                            SEPTEMBER 30,
                                                -----------------------------           -----------------------------
                                                  2003                2002                2003                2002
                                                ---------           ---------           ---------           ---------
     Warranty reserve at
        beginning of period                     $  58,000           $  70,000           $  35,000           $  90,000
     Provision for warranty claims and
        changes in reserve for
        warranties                                 (4,914)             (8,669)             31,615              53,045
     Costs charged against the
        reserve, net                                  (86)            (21,331)            (13,615)           (103,045)
                                                ---------           ---------           ---------           ---------

     Warranty reserve at end of period          $  53,000           $  40,000           $  53,000           $  40,000
                                                =========           =========           =========           =========

9.   EQUITY

     A. STOCK OPTIONS AND RESTRICTED STOCK. During the first nine months of 2003, the Board of Directors granted options to employees and certain non-employee directors to purchase 780,000 shares of common stock, exercisable at an average price of $0.15 per share, vesting over three years. As of September 30, 2003, we have 2.8 million options outstanding under three stock option plans. Of the outstanding options,
         1.4 million options have vested as of September 30, 2003, at an average exercise price of $0.71 per share.

         The following table illustrates the effect on net loss and net loss per share if compensation cost for our stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, Accounting for Stock-Based Compensation:

                                                                     THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                              ---------------------------------
                                                                  2003                 2002
                                                              -----------           -----------
           Net loss, as reported                              $  (659,114)          $(1,082,742)
           Deduct:  Total stock-based employee
              compensation expense determined under
              fair value based method for all awards              (39,997)              (63,750)
                                                              -----------           -----------

           Pro forma net loss                                 $  (699,111)          $(1,146,492)
                                                              ===========           ===========

           Net loss per common share:
              As reported (basic and diluted)                 $     (0.02)          $     (0.03)
              Pro forma (basic and diluted)                   $     (0.02)          $     (0.03)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                              ---------------------------------
                                                                 2003                  2002
                                                              -----------           -----------
           Net loss, as reported                              $(1,217,054)          $(2,799,027)
           Add:  Total stock-based employee
              compensation expense included in
              reported net loss                                    39,990                  --
           Deduct:  Total stock-based employee
              compensation expense determined under
              fair value based method for all awards             (164,970)             (215,972)
                                                              -----------           -----------

           Pro forma net loss                                 $(1,342,034)          $(3,014,999)
                                                              ===========           ===========

           Net loss per common share:
              As reported (basic and diluted)                 $     (0.03)          $     (0.08)
              Pro forma (basic and diluted)                   $     (0.03)          $     (0.08)

         During the first quarter of 2003, we vested 310,000 shares of previously restricted stock related to new or amended employment agreements of three of our officers. We recognized $39,990 of compensation expense related to this in the first quarter of 2003.

     B. SALES OF COMMON STOCK. In November of 2001, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC (Fusion) under which we may require Fusion to purchase common stock up to a daily base amount of $12,500, subject to the sale and floor pricing terms outlined in the agreement. During the third quarter, we sold Fusion a total of 453,869 shares of common stock and realized proceeds of $138,000. In addition, we issued Fusion another 6,221 shares of common stock for commitment fees due to Fusion related to the sales of our common stock to them during the third quarter.

10.  SEGMENT AND SUBSIDIARY INFORMATION

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

     ($ AMOUNTS IN THOUSANDS)                        GAMMA            BLOOD
     THREE MONTHS ENDED SEPTEMBER 30, 2003         DETECTION          FLOW           UNALLOCATED          TOTAL
     -------------------------------------         ---------        ---------        -----------          -----
     Net sales:
        United States(1)                            $   900          $  --             $  --             $   900
        International                                     4               24              --                  28
     License and other revenue                          258             --                --                 258
     Research and development expenses                  199              310              --                 509
     Selling, general and administrative
        expenses                                       --               --                 755               755
     Income (loss) from operations(2)                   476             (297)             (755)             (576)
     Other income                                      --               --                 (83)              (83)

     THREE MONTHS ENDED SEPTEMBER 30, 2002
     -------------------------------------
     Net sales:
        United States(1)                            $   573          $  --             $  --             $   573
        International                                     2             --                --                   2
     License and other revenue                          345             --                --                 345
     Research and development expenses                  248              313              --                 561
     Selling, general and administrative
        expenses                                       --               --                 832               832
     Income (loss) from operations(2)                    51             (313)             (832)           (1,094)
     Other income                                      --               --                  11                11

     ($ AMOUNTS IN THOUSANDS)                        GAMMA            BLOOD
     NINE MONTHS ENDED SEPTEMBER 30, 2003          DETECTION          FLOW           UNALLOCATED          TOTAL
     -------------------------------------         ---------        ---------        -----------          -----
     Net sales:
        United States(1)                            $ 3,636          $  --             $  --             $ 3,636
        International                                     8              225              --                 233
     License and other revenue                          746             --                --                 746
     Research and development expenses                  469              896              --               1,365
     Selling, general and administrative
        expenses                                       --               --               2,231             2,231
     Income (loss) from operations(2)                 1,892             (755)           (2,231)           (1,094)
     Other income                                      --               --                (123)             (123)

     NINE MONTHS ENDED SEPTEMBER 30, 2002
     ------------------------------------
     Net sales:
        United States(1)                            $ 2,154          $  --             $  --             $ 2,154
        International                                    62             --                --                  62
     License and other revenue                        1,029             --                --               1,029
     Research and development expenses                  744            1,055              --               1,799
     Selling, general and administrative
        Expenses                                       --               --               2,407             2,407
     Income (loss) from operations(2)                   637           (1,055)           (2,407)           (2,825)
     Other income                                      --               --                  26                26


     (1) All sales to EES are made in the United States. EES distributes the product globally through its international affiliates.

     (2) Income (loss) from operations does not reflect the allocation of selling, general and administrative costs to the operating segments.

11.  SUBSEQUENT EVENTS

     Subsequent to September 30, 2003, we executed common stock purchase agreements with third parties for the purchase of 12.2 million shares of our common stock at a price of $0.23 per share for net proceeds of $2.5 million. In addition, we agreed to issue the purchasers warrants to purchase 6.1 million shares of common stock at an exercise price of $0.28 per share and agreed to issue the placement agents warrants to purchase
     1.6 million shares of our common stock at similar terms. All warrants to be issued in connection with the transaction expire five years from the date of issuance.

12.  NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue for the first nine months of 2003 increased $1.4 million or 42% to $4.6 million from $3.2 million for the same period in 2002. Major expense categories as a percentage of net sales decreased in the first nine months of 2003 as compared to the same period in 2002, due primarily to the increase in net sales coupled with a lower overall cost structure for our gamma business. Research and development expenses, as a percentage of net sales, decreased to 35% during the first nine months of 2003 from 81% during the same period in 2002. Selling, general and administrative expenses, as a percentage of net sales, decreased to 58% during the first nine months of 2003 from 109% during the same period in 2002. Controlling our costs remains a high priority for us as we endeavor to return to profitability. We expect these major expense categories, as a percentage of net sales, to continue to be lower overall for 2003 as compared to 2002 consistent with results year-to-date; however, this decrease will depend on our success in achieving additional commercial sales of our blood flow products and continuing positive trends for our gamma detection products.

Three Months Ended September 30, 2003 and 2002

Net Sales and Margins. Net sales increased $353,000, or 61%, to $928,000 during the third quarter of 2003 from $575,000 during the same period in 2002. Gross margins on net sales increased to 46% of net sales for the third quarter of 2003 compared to a negative gross margin of 8% of net sales for the same period in 2002. During the third quarter of 2002, we recorded an inventory impairment charge of $214,000 related to our BlueTip(R) probe product. This charge adversely affected our gross margins for the quarter by 37 percentage points.

Approximately $329,000 of the increase in net sales was the result of increased revenue related to our gamma detection products with the remaining $24,000 generated from our blood flow products. We had no revenues from blood flow products during the same period in 2002. Of the increased revenue from gamma detection products, approximately 33% was due to increased prices realized on our neo2000(R) control unit and 14mm probes, with approximately 54% due to increased sales volumes of these products. The remaining 13% was due to various changes in other products and product mix. The price at which we sell our gamma detection products to EES is based on a percentage of the global average sales price (ASP) received by EES on sales of Neoprobe products to end customers, subject to a minimum floor price. During the third quarter of 2002, we recorded revenue at the floor sales prices per the distribution agreement due to perceived weakness in the global ASP. However, beginning in the third quarter of 2002 we began to note a strengthening in global ASP. This trend in ASP, coupled with the favorable effects of the Euro exchange rate on our sales prices to EES, has continued through the third quarter of 2003 such that management believed it was more appropriate to record revenue for the third quarter of 2003 at the estimated 2003 sales price calculated consistently with prior periods per the terms of the distribution agreement. The increase in gross margins was primarily due to the higher recorded revenue per gamma detection system combined with lower capitalized internal manufacturing costs as a result of headcount reductions that contributed to lower average costs.

License and Other Revenue. License and other revenue in the third quarters of 2003 and 2002 included $200,000 from the pro-rata recognition of license fees related to the distribution agreement with EES and $58,000 and $145,000, respectively, from the reimbursement by EES of certain product development costs.

Research and Development Expenses. Research and development expenses decreased $53,000, or 9%, to $509,000 during the third quarter of 2003 from $561,000 during the same period in 2002. The decrease was primarily due to lower compensation costs resulting from headcount reductions of gamma product line personnel in the third and fourth quarters of 2002. The third quarter of 2003 also included $25,000 of license fees related to the Lymphoseek(TM) targeting agent.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $77,000, or 9%, to $755,000 during the third quarter of 2003 from $832,000 during the same period in

2002. The decrease was primarily due to $80,000 in impairment expense related to production equipment and intellectual property that we did not believe had ongoing value to our business recorded in the third quarter of 2002 and lower compensation costs resulting from headcount reductions of gamma product $64,000 in line personnel in the third and fourth quarters of 2002, offset by increases in certain overhead costs such as professional services and bad debts and increased selling, general and administrative expenses incurred in the operation and support of Cardiosonix.

Other Income (Expenses). Other income decreased $95,000 resulting in other expenses of $83,000 during the third quarter of 2003 compared to other income of $11,000 during the same period in 2002. Other expenses during the third quarter of 2003 consisted primarily of interest expense, amortized discount on our notes payable and interest expense related to the financing of our accounts receivable. Other income during the third quarter of 2002 consisted primarily of interest income. Our interest income decreased because we maintained a lower balance of cash and investments during the third quarter of 2003 as compared to the same period in 2002.

Nine Months Ended September 30, 2003 and 2002

Net Sales and Margins. Net sales increased $1.7 million, or 75%, to $3.9 million during the first nine months of 2003 from $2.2 million during the same period in 2002. Gross margins on net sales increased to 45% of net sales for the first nine months of 2003 compared to 16% of net sales for the same period in 2002. During the third quarter of 2002, we recorded an inventory impairment charge of $214,000 related to our BlueTip probe product. This charge adversely affected our gross margins for the nine months ended September 30, 2002 by 29 percentage points.

Approximately $1.4 million of the increase in net sales was the result of increased revenue related to our gamma detection products with the remaining $225,000 generated from our blood flow products. We had no revenues from blood flow products during the same period in 2002. Of the increased revenue from gamma detection products, approximately 35% was due to increased prices realized on our neo2000 control unit and 14mm probes, with approximately 49% due to increased sales volumes of these products. The remaining 16% was due to various changes in other products and product mix. The price at which we sell our gamma detection products to EES is based on a percentage of the global ASP received by EES on sales of Neoprobe products to end customers, subject to a minimum floor price. During the first nine months of 2002, we recorded revenue at the floor sales prices per the distribution agreement due to perceived weakness in the global ASP. However, beginning in the third quarter of 2002, we began to note a strengthening in global ASP. This trend in ASP, coupled with the favorable effects of the Euro exchange rate on our sales prices to EES, has continued through the first nine months of 2003 such that management believed it was more appropriate to record revenue for the first nine months of 2003 at the estimated 2003 sales price calculated consistently with prior periods per the terms of the distribution agreement. The increase in gross margins was primarily due to the higher recorded revenue per gamma detection system combined with lower capitalized internal manufacturing costs as a result of headcount reductions that contributed to lower average costs.

License and Other Revenue. License and other revenue in the first nine months of 2003 and 2002 included $600,000 from the pro-rata recognition of license fees related to the distribution agreement with EES and $146,000 and $429,000, respectively, from the reimbursement by EES of certain product development costs.

Research and Development Expenses. Research and development expenses decreased $433,000, or 24%, to $1.4 million during the first nine months of 2003 from $1.8 million during the same period in 2002. The decrease was primarily due to lower compensation costs resulting from headcount reductions of gamma product line personnel in the third and fourth quarters of 2002, coupled with decreased use of external design consultants and decreased prototype expenses related to the blood flow product line. The first nine months of 2003 and 2002 also included $25,000 and $50,000, respectively, of license fees related to the Lymphoseek targeting agent.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $177,000, or 7%, to $2.2 million during the first nine months of 2003 from $2.4 million during the same period in 2002. The decrease was primarily due to $193,000 in lower compensation costs resulting from headcount reductions of gamma product line personnel in the third and fourth quarters of 2002, offset by increases in certain overhead costs such as bad debts and insurance and increased selling, general and administrative expenses incurred in the operation and support of Cardiosonix. Selling, general and administrative expenses in the first nine months of 2003 and 2002 included $30,000 and $125,000, respectively, in impairment expense related to production equipment and intellectual property that we did not believe had ongoing value to our business. Selling, general and administrative expenses in the first nine months of 2002 also included $79,000 for the transfer of manufacturing of certain components of the neo2000 gamma detection system to a new contract manufacturer.

Other Income (Expenses). Other income decreased $150,000 resulting in other expenses of $123,000 during the first nine months of 2003 compared to other income of $26,000 during the same period in 2002. Other expenses during the first nine months of 2003 consisted primarily of interest expense, amortized discount on our notes payable and interest expense related to the financing of our accounts receivable. Other income during the first nine months of 2002 consisted primarily of interest income. Our interest income decreased because we maintained a lower balance of cash and investments during the first nine months of 2003 as compared to the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Cash used in operations decreased $1.6 million to $919,000 during the first nine months of 2003 from $2.5 million during the same period in 2002. Working capital decreased $1.1 million to $79,000 at September 30, 2003 as compared to $1.1 million at December 31, 2002. The current ratio decreased to 1:1.0 at September 30, 2003 from 1:1.6 at December 31, 2002. The decrease in working capital was primarily related to cash used to fund blood flow development activities offset slightly by net changes in other working capital components.

Cash balances decreased to $423,000 at September 30, 2003 from $701,000 at December 31, 2002, primarily due to the requirements of supporting the operations of Cardiosonix, offset by the cash generated from the sale of accounts receivable, debt financing arrangements, sales of common stock and the increased net sales experienced during the first nine months of 2003.

Accounts receivable increased to $1.1 million at September 30, 2003 from $746,000 at December 31, 2002 due primarily to greater sales in September 2003 than December 2002. During the third quarter of 2003, we entered into an accounts receivable financing facility under which certain of our U.S. accounts receivable are factored at an advance rate of 80% and with recourse to a third party financing company. At September 30, 2003 U.S. trade receivables of $400,000 had been factored and remained outstanding under this facility. As such, the accounts receivable balance we have disclosed at September 30, 2003 includes the $400,000 in factored accounts receivable. The agreement for the sale of accounts receivable provides for the continuation of the program on a revolving basis and will expire under its current terms until December 2003. As collections reduce previously sold receivables, we may replenish these with new receivables. However, as the financing arrangement is being accounted for as a secured financing, it does not affect the overall level of accounts receivable disclosed on our balance sheet. As such, we expect overall receivable levels will continue to fluctuate in 2003 depending on the timing of purchases and payments by EES. However, on average, we expect accounts receivable balances will start to increase commensurate with anticipated increases in sales of blood flow products to our distributors, many of whom are foreign-domiciled entities who typically pay at a slower rate than domestic companies. Such increases, if any, will require the increased use of our cash resources over time.

Inventory levels remained constant at $1.2 million at September 30, 2003 and December 31, 2002. Over the first nine months of 2003, finished goods of gamma detection products have decreased due to greater than originally anticipated demand from EES during the first three quarters of 2003. Gamma-related raw materials have continued to decrease due to usage of certain long-lead gamma detection device components that were built up in prior periods to take advantage of quantity price breaks. These decreases were offset by the build-up of raw material and finished goods inventory related to our blood flow products as we continue market launch preparations. We expect inventory levels to increase slightly during the remainder of 2003.

We estimate that the additional costs to complete planned development activities, respond to initial customer feedback, and support initial marketing efforts for our blood flow products for the year ended December 31, 2003 will approach $2.0 million. We expect the development efforts will continue in 2004 as we respond to additional customer feedback and as we continue to refine the blood flow products.

Investing Activities. Cash used in investing activities decreased to $84,000 during the first nine months of 2003 from $1.8 million during the same period in 2002. During February and March 2002, we invested in $2.5 million of available-for-sale securities. Capital expenditures during the first nine months of 2003 were primarily purchases of production tools and equipment related to the manufacture of our Quantix line of blood flow measurement equipment. Capital expenditures during the first nine months of 2002 were split between purchases of production tools and equipment and technology infrastructure. Capital needs for 2003 are expected to remain below 2002 as we have deferred the more significant expenditures originally anticipated related to blood flow product production until 2004 following the transfer of primary manufacturing activities for the blood flow products to a contract manufacturer.

Financing Activities. Financing activities provided $725,000 in cash in the first nine months of 2003 versus $1.8 million during the same period in 2002. Proceeds from sales of accounts receivable were $320,000 during the first nine months of 2003. Payments of notes payable were $11,000 higher during the first nine months of 2003 as compared to the same period in 2002 due to the increased cost of financed insurance.

On November 19, 2001, we entered into a common stock purchase agreement with an investment fund, Fusion Capital Fund II, LLC (Fusion) for the issuance and purchase of our common stock. Under the stock purchase agreement, Fusion committed to purchase up to $10 million of our common stock over a forty-month period that commenced in May 2002. A registration statement registering for resale up to 5 million shares of our common stock became effective on April 15, 2002. Under the terms of the agreement, we can request daily drawdowns, subject to a daily base amount currently set at $12,500. The number of shares we are to issue to Fusion in return for that money will be based on the lower of (a) the closing sale price for our common stock on the day of the draw request or (b) the average of the three lowest closing sales prices for our common stock during a twelve day period prior to the draw request. However, no shares may be sold to Fusion at lower than a floor price currently set at $0.30, which may be reduced by us, but in no case below $0.20 without Fusion's prior consent. Upon execution of the common stock purchase agreement, we issued 449,438 shares of our common stock to Fusion as a commitment fee. During the third quarter of 2003, we sold Fusion a total of 453,869 shares of common stock and realized proceeds of $138,000. In addition, we issued Fusion another 6,221 shares of common stock for commitment fees due to Fusion related to the sales of our common stock to them during the quarter.

During April 2003, we completed a bridge loan agreement with our President and CEO, David Bupp. Under the terms of the agreement, Mr. Bupp advanced us $250,000. Interest accrues on the note at 8.5% per annum, payable monthly, and the note is due on June 30, 2004. In consideration for the loan, we issued Mr. Bupp 375,000 warrants to purchase our common stock at an exercise price of $0.13 per share.

During April 2003, we also completed a convertible bridge loan agreement with an outside investor for an additional $250,000. Under the terms of the agreement, interest accrues on the note at 9.5% per annum, payable monthly, and the note is due on June 30, 2004. In consideration for the loan, we issued the investor 500,000 warrants to purchase our common stock at an exercise price of $0.13 per share. The outside investor's note is also convertible, at the option of the investor, into our common stock beginning on July 1, 2003. Half of the principal is convertible into common stock at a 15% discount to the 20-day average market price preceding the conversion, but in no case greater than a $0.20 ceiling conversion price or less than a $0.10 floor conversion price. The remaining half of the principal is also convertible at a 15% discount to a 20-day average market price preceding the conversion, subject only to the $0.10 floor conversion price.

 During the second quarter of 2003, we engaged the services of an investment banking firm to assist us in raising capital. In exchange for their services, we agreed to pay the firm a monthly retainer of $10,000, half payable in cash and half payable in common stock, and we agreed to pay them a percentage of the funds received, if any, as a success fee, on funds received from parties they introduced us to. We terminated the agreement with the investment banking firm effective September 23, 2003, and agreed to issue them 150,943 shares and warrants to purchase 78,261 shares of common stock in full satisfaction of our obligation under the agreement and in exchange for their assistance in arranging the accounts receivable funding source. We will owe this firm a potential success fee for a period of time if we complete an investment transaction with any of the potential investors who were introduced to us by the firm.

To date in the fourth quarter of 2003, we have executed common stock purchase agreements with third parties introduced to us by a different investment banking firm for the purchase of 12.2 million shares of our common stock at a price of $0.23 per share for net proceeds of $2.5 million. In addition, we agreed to issue the purchasers warrants to purchase 6.1 million shares of common stock at an exercise price of $0.28 per share and agreed to issue the placement agents warrants to purchase 1.6 million shares of our common stock at similar terms. All warrants to be issued in connection with the transaction expire five years from the date of issuance.

Our future liquidity and capital requirements will depend on a number of factors, including our ability to raise additional capital in a timely manner through additional investment, expanded market acceptance of our current products, our ability to complete the commercialization of new products such as our blood flow product line, our ability to monetize our investment in non-core technologies, our ability to obtain milestone or development funds from potential development and distribution partners, regulatory actions by the U.S. FDA and other international regulatory bodies, and intellectual property protection.

Throughout 2002 and the first three quarters of 2003, we made modifications to our operating plan and reduced or delayed planned development and market-support expenditures due primarily to our delayed ability to secure additional sources of financing. We believe our inability to raise financing did not significantly impact our ability to meet the operational milestones we had set for the first half of 2003; however, we believe the effects of the delay in raising financing, coupled with the delay in receiving 510(k) marketing clearance for the Quantix/OR until September 2003, began to hamper our marketing and commercialization efforts for blood flow products during the third quarter. Planned resources to support marketing and post-launch development activities were delayed until the completion of the recent financing activities. We are now in the process of re-assessing the timing of our goals and objectives for the remainder of 2003 and for calendar year 2004 but believe we now have adequate capital to assure that we can properly support our business goals and objectives over that period. Our near-term priorities are the thought leader evaluation and launch of the Quantix products in the U.S. and the continued support of such activities ongoing in other markets. In addition, we are considering ways to re-invigorate development of other products in our pipeline. We cannot assure you that we will be able to achieve significant product revenues from our current or potential new products. We also cannot assure you that we will achieve profitability again in 2004.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition Related to Net Sales. We currently generate revenue primarily from sales of our gamma detection products; however, sales of blood flow products constituted approximately 6% of total revenues for the first nine months of 2003 and are expected to increase in the future. We generally recognize sales revenue related to sales of our products when the products are shipped and the earnings process has been completed. Our customers have no right to return products purchased in the ordinary course of business. However, in cases where product is shipped but the earnings process is not yet completed, revenue is deferred until it has been determined that the earnings process has been completed. We also generate revenue from the service and repair of out-of-warranty products. Fees charged for service and repair on products not covered by an extended service agreement are recognized on completion of the service process when the serviced or repaired product has been returned to the customer. Fees charged for service or repair of products covered by an extended warranty agreement are deferred and recognized as revenue ratably over the life of the extended service agreement. The prices we charge our primary customer, EES, related to sales of products are subject to retroactive annual adjustment based on a fixed percentage of the actual sales prices achieved by EES on sales to end customers made during each fiscal year. To the extent that we can reasonably estimate the end-customer prices received by EES, we record sales to EES based upon these estimates. If we are unable to reasonably estimate end customer sales prices related to certain products sold to EES, we record revenue related to these product sales at the minimum (i.e., floor) price provided for under our distribution agreement with EES. During the first nine months of 2002, we recorded revenue at the floor sales prices per the distribution agreement due to perceived weakness in the global ASP. However, during the second half of 2002, we began to note a strengthening in global ASP. This trend in ASP has continued in 2003, to the point that management believed it was more appropriate to record revenue for the first nine months of 2003 at the estimated 2003 sales price calculated consistently with prior periods per the terms of the distribution agreement.

Impairment or Disposal of Long-Lived Assets. We account for long-lived assets in accordance with the provisions of SFAS No. 144. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of September 30, 2003, the most significant long-lived assets on our balance sheet relate to assets recorded in connection with the acquisition of Cardiosonix and gamma detection device patents related to ILM. The recoverability of these assets is based on the financial projections and models related to future sales of Cardiosonix' products which have yet to begin and the continuing success of our gamma detection product line. As such, these assets could be subject to significant adjustment should the Cardiosonix technology not be successfully commercialized or the sales amounts in our current projections not be realized.

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

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

          3.1 Restated Certificate of Incorporation of Neoprobe Corporation, as corrected February 18, 1994 and as amended June 27, 1994, July 25, 1995, June 3, 1996, March 17, 1999, May 9, 2000 and
                  June 13, 2003.

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

         32.2 Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.


(B)      REPORTS ON FORM 8-K

         On August 13, 2003, we filed a Current Report on Form 8-K (dated July 31, 2003) with the Securities and Exchange Commission pursuant to Item 12 (under Item 9) in connection with our July 31, 2003, press release announcing our consolidated financial results for the second quarter ended June 30, 2003.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          NEOPROBE CORPORATION
                          Dated: November 14, 2003

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