Form 10QSB
period 2004-03-31
NEOPROBE CORP
filed 2004-05-14
CIK 810509

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2004

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

                                  614.793.7500
                           (Issuer's telephone number)

          57,381,535 SHARES OF COMMON STOCK, PAR VALUE $.001 PER SHARE (Number of shares of issuer's common equity outstanding as of the close of business on April 30, 2004)

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                    MARCH 31,
                                                      2004       DECEMBER 31,
                    ASSETS                         (UNAUDITED)       2003
                                                   -----------   ------------
Current assets:
   Cash and cash equivalents                       $ 3,390,284   $  1,588,760
   Accounts receivable, net                            821,710      1,107,800
   Inventory                                           921,454      1,008,326
   Prepaid expenses and other                          383,841        346,449
                                                   -----------   ------------
      Total current assets                           5,517,289      4,051,335
                                                   -----------   ------------
Property and equipment                               2,273,486      2,237,741
   Less accumulated depreciation and amortization    1,901,810      1,875,028
                                                   -----------   ------------
                                                       371,676        362,713
                                                   -----------   ------------
Patents and trademarks                               3,161,865      3,156,101
Non-compete agreements                                 584,516        584,516
Acquired technology                                    237,271        237,271
                                                   -----------   ------------
                                                     3,983,652      3,977,888
   Less accumulated amortization                     1,149,978      1,042,373
                                                   -----------   ------------
                                                     2,833,674      2,935,515
                                                   -----------   ------------
Other assets                                            32,973         35,479
                                                   -----------   ------------
         Total assets                              $ 8,755,612   $  7,385,042
                                                   ===========   ============

CONTINUED

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS, CONTINUED

                                                                                   MARCH 31,
                                                                                     2004        DECEMBER 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY                                           (UNAUDITED)        2003
                                                                                 -------------   ------------
Current liabilities:
   Notes payable to finance companies                                            $     113,586   $    192,272
   Capital lease obligations, current                                                   13,889          9,731
   Accrued liabilities                                                                 271,395        227,306
   Accounts payable                                                                    329,909        225,032
   Deferred revenue, current                                                           670,851        886,657
                                                                                 -------------   ------------
      Total current liabilities                                                      1,399,630      1,540,998
                                                                                 -------------   ------------
Note payable to CEO, net of discount of $169,200 and $12,702, respectively              80,800        237,298
Note payable to investor, net of discount of $32,496                                         -        217,504
Capital lease obligations                                                               40,831         24,009
Deferred revenue                                                                        56,240         68,930
Other liabilities                                                                       39,203         37,358
                                                                                 -------------   ------------
         Total liabilities                                                           1,616,704      2,126,097
                                                                                 -------------   ------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock; $.001 par value; 5,000,000 shares authorized at March 31,
      2004 and December 31, 2003; none issued and outstanding (500,000 shares designated as Series A, $.001 par value, at March 31, 2004 and
      and December 31, 2003; none outstanding)                                               -              -
   Common stock; $.001 par value; 75,000,000 shares
      authorized; 57,047,285 shares issued and outstanding
      at March 31, 2004; 51,520,723 shares issued and
      outstanding at December 31, 2003                                                  57,047         51,521
   Additional paid-in capital                                                      130,147,569    127,684,555
   Accumulated deficit                                                            (123,065,708)  (122,477,131)
                                                                                 -------------   ------------
         Total stockholders' equity                                                  7,138,908      5,258,945
                                                                                 -------------   ------------
            Total liabilities and stockholders' equity                           $   8,755,612   $  7,385,042
                                                                                 =============   ============

         See accompanying notes to the consolidated financial statements

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                         -------------------------
                                            2004          2003
                                         -----------   -----------
Revenues:
   Net sales                             $ 1,225,617   $ 1,303,646
   License and other revenue                 200,000       235,390
                                         -----------   -----------
      Total revenues                       1,425,617     1,539,036
                                         -----------   -----------
Cost of goods sold                           540,142       839,062
                                         -----------   -----------
Gross profit                                 885,475       699,974
                                         -----------   -----------
Operating expenses:
   Research and development                  583,100       418,769
   Selling, general and administrative       813,393       754,083
                                         -----------   -----------
      Total operating expenses             1,396,493     1,172,852
                                         -----------   -----------
Loss from operations                        (511,018)     (472,878)
                                         -----------   -----------
Other income (expenses):
   Interest income                               533         2,550
   Interest expense                          (72,358)       (4,636)
   Other                                      (5,734)       (3,604)
                                         -----------   -----------
      Total other expenses                   (77,559)       (5,690)
                                         -----------   -----------
Net loss                                 $  (588,577)  $  (478,568)
                                         ===========   ===========
Net loss per common share:
   Basic                                 $     (0.01)  $     (0.01)
   Diluted                               $     (0.01)  $     (0.01)
Weighted average shares outstanding:
   Basic                                  53,049,534    38,258,231
   Diluted                                53,049,534    38,258,231

        See accompanying notes to the consolidated financial statements.

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                  2004          2003
                                                              ------------   ----------
Cash flows from operating activities:
   Net loss                                                   $   (588,577)  $ (478,568)
   Adjustments to reconcile net loss to
      net cash provided by (used in) operating activities:
      Depreciation and amortization                                144,996      216,048
      Amortization of debt discount and offering costs              60,665            -
      Other                                                         22,949       40,225
      Change in operating assets and liabilities:
         Accounts receivable                                       286,090     (170,425)
         Inventory                                                  83,477      217,602
         Prepaid expenses and other assets                         103,110       57,959
         Accrued and other liabilities                              45,933       42,644
         Accounts payable                                          104,877        8,883
         Deferred revenue                                         (228,497)    (180,332)
                                                              ------------   ----------
      Net cash provided by (used in) operating activities           35,023     (245,964)
                                                              ------------   ----------
Cash flows from investing activities:
   Purchases of property and equipment                             (16,015)      (8,480)
   Proceeds from sales of property and equipment                       150            -
   Patent and trademark costs                                       (5,763)      (9,942)
                                                              ------------   ----------
      Net cash used in investing activities                        (21,628)     (18,422)
                                                              ------------   ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock                        1,880,030            -
   Payment of offering costs                                        (7,874)        (596)
   Payment of notes payable                                        (78,686)     (79,374)
   Payments under capital leases                                    (5,341)      (3,496)
                                                              ------------   ----------
      Net cash provided by (used in) financing activities        1,788,129      (83,466)
                                                              ------------   ----------
Net increase (decrease) in cash and cash equivalents             1,801,524     (347,852)
Cash and cash equivalents, beginning of period                   1,588,760      700,525
                                                              ------------   ----------
Cash and cash equivalents, end of period                      $  3,390,284   $  352,673
                                                              ============   ==========

        See accompanying notes to the consolidated financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.    BASIS OF PRESENTATION

      The information presented for March 31, 2004 and 2003 and for the periods then ended is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Neoprobe Corporation (Neoprobe or we) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results for the interim period are not necessarily indicative of results to be expected for the year. The financial statements should be read in conjunction with Neoprobe's audited financial statements for the year ended December 31, 2003, which were included as part of our Annual Report on Form 10-KSB.

      Our consolidated financial statements include the accounts of Neoprobe and our wholly-owned subsidiary, Cardiosonix Ltd. (Cardiosonix). All significant inter-company accounts were eliminated in consolidation.

2.    COMPREHENSIVE INCOME (LOSS)

      We had no accumulated other comprehensive income (loss) activity during the three-month periods ended March 31, 2004 and 2003.

3.    EARNINGS PER SHARE

      Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings
      (loss) per share is calculated using the weighted average number of common shares outstanding during the periods, adjusted for the effects of convertible securities, options and warrants, if dilutive.

                                THREE MONTHS ENDED      THREE MONTHS ENDED
                                  MARCH 31, 2004          MARCH 31, 2003
                              ----------------------  ----------------------
                                 BASIC     DILUTED      BASIC      DILUTED
                               EARNINGS    EARNINGS    EARNINGS    EARNINGS
                              PER SHARE   PER SHARE   PER SHARE   PER SHARE
                              ----------  ----------  ----------  ----------
Outstanding shares            57,047,285  57,047,285  38,588,009  38,588,009
Effect of weighting changes
   in outstanding shares      (3,867,751) (3,867,751)   (199,778)   (199,778)
Contingently issuable shares    (130,000)   (130,000)   (130,000)   (130,000)
                              ----------  ----------  ----------  ----------
Adjusted shares               53,049,534  53,049,534  38,258,231  38,258,231
                              ==========  ==========  ==========  ==========

      There is no difference in basic and diluted loss per share related to the three-month periods ended March 31, 2004 and 2003. The net loss per common share for these periods excludes the number of common shares issuable upon exercise of outstanding stock options and warrants into our common stock since such inclusion would be anti-dilutive.

4.    INVENTORY

      The components of net inventory are as follows:

                                MARCH 31,
                                  2004     DECEMBER 31,
                               (UNAUDITED)     2003
                               ----------  ------------
Materials and component parts  $  713,245  $    747,788
Work in process                       884             -
Finished goods                    207,325       260,538
                               ----------  ------------
                               $  921,454  $  1,008,326
                               ==========  ============

5.    INTANGIBLE ASSETS

      The major classes of intangible assets are as follows:

                             MARCH 31, 2004
                               (UNAUDITED)             DECEMBER 31, 2003
                        -------------------------  -------------------------
                           GROSS                      GROSS
                         CARRYING    ACCUMULATED    CARRYING    ACCUMULATED
                          AMOUNT     AMORTIZATION    AMOUNT     AMORTIZATION
                        -----------  ------------  -----------  ------------
Patents and trademarks  $ 3,161,865  $    741,207  $ 3,156,101  $    678,160
Non-compete agreements      584,516       331,616      584,516       295,486
Acquired technology         237,271        77,155      237,271        68,727
                        -----------  ------------  -----------  ------------
Total                   $ 3,983,652  $  1,149,978  $ 3,977,888  $  1,042,373
                        ===========  ============  ===========  ============

      The estimated future amortization expenses for the next five fiscal years are as follows:

                                ESTIMATED
                               AMORTIZATION
                                 EXPENSE
                               ------------
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

      The activity in the warranty reserve account for the three-month periods ended March 31, 2004 and 2003 is as follows:

                                         THREE MONTHS ENDED MARCH 31,
                                         ----------------------------
                                             2004           2003
                                         -------------  -------------
Warranty reserve at beginning of period  $      53,000  $      35,000
Provision for warranty claims and
   changes in reserve for warranties                 -         43,714
Payments charged against the reserve                 -        (13,714)
                                         -------------  -------------
Warranty reserve at end of period        $      53,000  $      65,000
                                         =============  =============

7.    NOTES PAYABLE

      During April 2003, we completed a bridge loan agreement with our President and CEO, David Bupp. Under the terms of the agreement, Mr. Bupp advanced us $250,000. In consideration for the loan, we issued a note in the principal amount of $250,000. The note is secured by general assets of the company, excluding accounts receivable. In addition, we issued Mr. Bupp 375,000 warrants to purchase common stock at an exercise price of $0.13 per share, expiring in April 2008. The per share value of these warrants was $0.10 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 2.9%, volatility of 139% and no expected dividend rate. Interest accrues on the note at 8.5% per annum, payable monthly, and the note was originally due on June 30, 2004. On March 8, 2004, the due date of the note to Mr. Bupp was extended from June 30, 2004 to June 30, 2005. In exchange for extending the due date of the note, we issued Mr. Bupp an additional 375,000 warrants to purchase our common stock at an exercise price of $0.50 per share, expiring in March 2009. The per share value of these warrants was $0.46 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 2.7%, volatility of 152% and no expected dividend rate. The total estimated fair values for the warrants issued to Mr. Bupp in April 2003 and March 2004 were $31,755 and $171,801, respectively. These amounts were recorded as discounts on the note and are being amortized over the period of the note. At March 31, 2004, the unamortized discounts related to Mr. Bupp's note totaled $169,200.

      During April 2003, we also completed a bridge loan agreement with an outside investor for an additional $250,000. In consideration for the loan, we issued a note in the principal amount of $250,000. The note was secured by general assets of the company, excluding accounts receivable. In addition, we issued the investor 500,000 warrants to purchase common stock at an exercise price of $0.13 per share. The per share value of these warrants was $0.10 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 2.9%, volatility of 139% and no expected dividend rate. The total estimated fair value for the warrants issued to the outside investor was $40,620. Under the terms of the agreement, the note bore interest at 9.5% per annum, payable monthly, was convertible into common stock and was due on June 30, 2004. Fifty percent of the principal and accrued interest of the note was convertible into common stock at a 15% discount to the closing market price on the date of conversion, subject to a floor conversion price of $0.10. The remaining 50% of the principal and accrued interest was convertible into common stock based on a 15% discount to the closing market price on the date of conversion, subject to a floor conversion price of $0.10 and a ceiling conversion price of $0.20. The intrinsic value of the conversion feature of the note to the outside investor was estimated at $40,620 based on the effective conversion price at the date of issuance and was recorded as an additional discount on the note. The estimated fair value of the warrants and the intrinsic value of the conversion feature were recorded as discounts on the note and were amortized over the term of the note. During January 2004, the outside investor converted the entire balance of the note into 1.1 million shares of common stock according to the conversion terms of the agreement. The total value of the shares issued in conversion of the note was $378,955 based on the closing market prices for our common stock on the dates of conversion. The discount remaining at conversion totaling $27,604 was recorded as interest expense.

8.    STOCK OPTIONS AND RESTRICTED STOCK

      During the first quarter of 2004, the Board of Directors granted options to consultants, employees and certain directors to purchase 1.2 million shares of our common stock, exercisable at an average price of $0.38 per share, vesting over three years. We recognized $22,000 of research and development expense related to options granted to consultants in the first quarter of 2004. As of March 31, 2004, we have 4.0 million options outstanding under three stock option plans. Of the outstanding options,
      2.0 million options have vested as of March 31, 2004, at an average exercise price of $0.60 per share.

      The following table illustrates the effect on net loss and net loss per share if compensation cost for our stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards
      (SFAS) No. 123, Accounting for Stock-Based Compensation:

                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                   2004           2003
                                               -------------  -------------
Net loss, as reported                          $    (588,577) $    (478,568)
Add:  Total stock-based employee compensation
   expense included in reported net loss                   -         39,990
Deduct:  Total stock-based employee
   compensation expense determined under
   fair value based method for all awards            (66,001)       (82,780)
                                               -------------  -------------
Pro forma net loss                             $    (654,578) $    (521,358)
                                               =============  =============
Loss per common share:
   As reported (basic and diluted)             $       (0.01) $       (0.01)
   Pro forma (basic and diluted)               $       (0.01) $       (0.01)

      During the first quarter of 2003, we vested 310,000 shares of previously restricted stock related to new or amended employment agreements of three of our officers. We recognized $39,990 of compensation expense related to this transaction in the first quarter of 2003.

9.    STOCK WARRANTS

      In November 2003, we completed a $2.8 million placement of common stock and warrants for net proceeds of $2.4 million. In the placement, 12.2 million shares of common stock were issued at $0.23 per share, and Series R warrants were issued to purchase an additional 6.1 million shares of common stock at $0.28 per share. In addition, we paid $291,000 in cash and issued 1.4 million Series S warrants to purchase common stock at $0.28 per share as fees to the placement agents. All warrants issued in connection with the placement expire in October 2008. The per share value of these warrants was $0.31 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 3.2%, volatility of 151% and no expected dividend rate. A registration statement registering for resale the common stock and warrants issued in the private placement was declared effective on December 17, 2003. During the first quarter of 2004, 2.2 million of these warrants were exercised and we realized net proceeds of $608,000.

      During 2003, an investment banking firm, Alberdale Capital, LLC (Alberdale), assisted us in arranging an accounts receivable financing transaction. In exchange for Alberdale's services, we issued them warrants to purchase 78,261 shares of our common stock. During the first quarter of 2004, Alberdale exercised these warrants on a cashless basis in exchange for 53,500 shares of common stock.

      At March 31, 2004 there are 6.6 million warrants outstanding to purchase our common stock. The warrants are exercisable at prices ranging from $0.13 to $0.75 per share with a weighted average exercise price per share of $0.28. See Note 13(a).

10.   COMMON STOCK PURCHASE AGREEMENT

      On November 19, 2001, we entered into a common stock purchase agreement with an investment fund, Fusion Capital Fund II, LLC (Fusion) for the issuance and purchase of our common stock.

      Under the stock purchase agreement, Fusion committed to purchase up to $10 million of our common stock over a forty-month period that commenced in May 2002. A registration statement registering for resale up to 5 million shares of our common stock became effective on April 15, 2002. Under the terms of the agreement, we can request daily drawdowns, subject to a daily base amount currently set at $12,500. The number of shares we are to issue to Fusion in return for that money will be based on the lower of (a) the closing sale price for our common stock on the day of the draw request or
      (b) the average of the three lowest closing sales prices for our common stock during a twelve day period prior to the draw request. However, no shares may be sold to Fusion at lower than a floor price currently set at $0.30, which may be reduced by us, but in no case below $0.20 without Fusion's prior consent. During the first quarter of 2004, we sold Fusion a total of 2,100,000 shares of common stock and realized net proceeds of $1,271,334. We also issued Fusion 57,140 shares of common stock for commitment fees related to the sales of our common stock to them during the first quarter of 2004. See Note 13(b).

11.   SEGMENT AND SUBSIDIARY INFORMATION

      We own or have rights to intellectual property related to gamma detection drugs. We also own or have rights to intellectual property involving two primary types of medical device products, including gamma detection instruments currently used primarily in the application of ILM, and blood flow measurement devices. Prior to 2004, gamma detection drugs and devices were reported as one segment. Certain 2003 amounts have been reclassified to conform to the 2004 presentation.

      The information in the following table is derived directly from each segment's internal financial reporting used for corporate management purposes. Selling, general and administrative costs and other income, including amortization, interest and other costs that relate primarily to corporate activity, are not currently allocated to the operating segments for financial reporting purposes.

                                       GAMMA      GAMMA     BLOOD
     ($ AMOUNTS IN THOUSANDS)        DETECTION  DETECTION   FLOW
 THREE MONTHS ENDED MARCH 31, 2004     DRUGS     DEVICES   DEVICES  UNALLOCATED   TOTAL
 ---------------------------------   ---------  ---------  -------  -----------  -------
Net sales:
   United States(1)                  $       -  $   1,164  $     -  $         -  $ 1,164
   International                             -         24       38            -       62
License and other revenue                    -        200        -            -      200
Research and development expenses           93        235      255            -      583
Selling, general and administrative
   expenses                                  -          -        -          813      813
Income (loss) from operations(2)           (93)       625     (230)        (813)    (511)
Other income                                 -          -        -          (78)     (78)

THREE MONTHS ENDED MARCH 31, 2003

Net sales:
   United States(1)                  $       -  $   1,254  $     -  $         -  $ 1,254
   International                             -          1       49            -       50
License and other revenue                    -        235        -            -      235
Research and development expenses            1        135      283            -      419
Selling, general and administrative
   expenses                                  -          -        -          754      754
Income (loss) from operations(2)            (1)       563     (281)        (754)    (473)
Other income                                 -          -        -           (6)      (6)

(1) All sales to EES are made in the United States. EES distributes the product globally through its international affiliates.

(2) Income (loss) from operations does not reflect the allocation of selling, general and administrative costs to the operating segments.

12.   SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS

      During the first quarter of 2004, we purchased equipment under capital leases totaling $27,000. During the first quarter of 2004 and 2003, we transferred $3,000 and $5,000, respectively, in inventory to fixed assets related to the maintenance of a pool of service loaner equipment.

13.   SUBSEQUENT EVENTS

      A. WARRANT EXERCISES: From April 1 through May 12, 2004, certain investors exercised a total of 795,000 warrants to purchase our common stock and we realized proceeds of $213,000. See Note 9.

      B. COMMON STOCK PURCHASE AGREEMENT: From April 1 through May 12, 2004, we sold Fusion a total of 250,000 shares of common stock and realized proceeds of $200,000. We also issued Fusion 8,989 shares of common stock for commitment fees related to the sale of our common stock to them. See Note 10.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our operating results were below our original expectations for the quarter. Revenue from our gamma detection device product line was, with the exception of a temporary backorder to our primary distributor at the end of the quarter related to the transfer of manufacturing, in line with our original expectations; however, sales of our blood flow measurement devices were behind our expectations due, we believe, to the need for certain product enhancements for which we are in the process of implementing near-term solutions. In addition we incurred expenses during the first quarter of 2004 related to our RIGS(R) and Lymphoseek(TM) initiatives in order to move those development efforts forward to the next stage of development. The combination of these events contributed to a greater than expected operating loss for the first quarter of 2004.

RESULTS OF OPERATIONS

Revenue for the first quarter of 2004 decreased $113,000, or 7%, to $1.4 million from $1.5 million for the same period in 2003. Major expense categories as a percentage of net sales increased in the first quarter of 2004 as compared to the same period in 2003, due primarily to the increased development and marketing expenses coupled with the decrease in net sales. Research and development expenses, as a percentage of net sales, increased to 48% during the first quarter of 2004 from 32% during the same period in 2003. Selling, general and administrative expenses, as a percentage of net sales, increased to 66% during the first quarter of 2004 from 58% during the same period in 2003. Due to the ongoing development activities of the company, research and development expenses are expected to be higher as a percentage of sales in 2004 than they were in 2003. In addition, as we move forward with commercialization activities related to the Quantix(R) product line, selling expenses are expected to push our selling, general and administrative expenses higher in 2004 than 2003 as a percentage of sales.

Three Months Ended March 31, 2004 and 2003

Net Sales and Margins. Net sales, primarily of our gamma detection systems, decreased $78,000, or 6%, to $1.2 million during the first quarter of 2004 from $1.3 million during the same period in 2003. Gross margins on net sales increased to 56% of net sales for the first quarter of 2004 compared to 36% of net sales for the same period in 2003. The decrease in net sales was the result of delays in the transfer of manufacturing of our neo2000(R) gamma detection device to a new contract manufacturer that resulted in a backorder position to our primary distributor of over $125,000 at March 31, 2004. If we had not been in backorder, which our contract manufacturer has since corrected, our gamma device revenue would have been consistent with or slightly higher than last year as expected. The increase in gross margins was primarily due to decreases in the unit costs to manufacture our neo2000 control unit resulting from internal design changes and a lower cost structure at the new contract manufacturer. Sales of blood flow devices did not contribute significantly to revenue in either period.

License and Other Revenue. License and other revenue in the first quarters of 2004 and 2003 included $200,000 from the pro-rata recognition of license fees related to the distribution agreement with EES and $35,000 in 2003 from the reimbursement by EES of certain product development costs.

Research and Development Expenses. Research and development expenses increased $164,000 or 39% to $583,000 during the first quarter of 2004 from $419,000 during the same period in 2003. The increase was primarily due to efforts to support the re-initiation of our RIGS research effort and to move our development of Lymphoseek forward, final development activities related to an updated version of our neo2000 system and product refinement activities related to the Quantix/OR(TM). Research and development expenses in the first quarter of 2004 included approximately $90,000 in gamma detection drug development costs, $55,000 in final development costs of the current Model 2200 of our neo2000 system and $73,000 in external project costs related to product design improvements for the Quantix/OR system.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $59,000 or 8% to $813,000 during the first quarter of 2004 from $754,000 during the same period in 2003. The increase was primarily due to an increase of $66,000 in marketing expenses related to the planned increase in marketing activities to support the launch of our Quantix line of blood flow products. Selling, general and administrative expenses in the first quarter of 2003 included $30,000 in impairment of intellectual property that we did not believe had ongoing value to the business.

Other Income (Expenses). Other expenses increased $72,000 to $78,000 of expenses during the first quarter of 2004 from $6,000 during the same period in 2003. The primary reason for the increase was $68,000 in interest expense on debt financings we entered into during 2003. Of this interest expense, $61,000 was non-cash in nature related to the amortization of debt discounts resulting from the warrants and beneficial conversion feature issued in connection with the underlying debt agreements.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Cash provided by (used in) operations increased $281,000 to $35,000 provided during the first quarter of 2004 from $246,000 used during the same period in 2003. Working capital increased $1.6 million to $4.1 million at March 31, 2004 as compared to $2.5 million at December 31, 2003. The current ratio increased to 3.9:1 at March 31, 2004 from 2.6:1 at December 31, 2003. The increase in working capital was primarily related to cash received from the sale of our common stock and the exercise of warrants.

Cash balances increased to $3.4 million at March 31, 2004 from $1.6 million at December 31, 2003, primarily due to the cash received from the sale of our common stock and the exercise of warrants, offset by increased operating expenses during the first quarter of 2004.

Accounts receivable decreased to $822,000 at March 31, 2004 from $1.1 million at December 31, 2003. We expect receivable levels to increase during 2004 depending on the timing of purchases and payments by EES as well as the potential effect of sales of blood flow products.

Inventory levels decreased to $921,000 at March 31, 2004 as compared to $1.0 million at December 31, 2003. The decrease in inventory was the result of delays in the manufacturing transfer of our neo2000 gamma detection device to our new contract manufacturer that resulted in a backorder position to our primary distributor at March 31, 2004. We expect inventory levels to increase over the course of 2004 as we re-establish our gamma device safety stock and build finished units of our blood flow products in preparation for broader distribution.

Investing Activities. Cash used in investing activities increased $3,000 to $22,000 during the first quarter of 2004 from $18,000 during the same period in 2003. Capital expenditures in the first quarter of 2004 were related to purchases of technology infrastructure. Capital expenditures in the first quarter of 2003 were split between purchases of production tools and equipment and technology infrastructure. Capital needs for 2004 are expected to increase over 2003 as we start up blood flow device production at our contract manufacturer.

Financing Activities. Financing activities generated $1.8 million in cash in the first quarter of 2004 versus $83,000 used during the same period in 2003.

On November 19, 2001, we entered into a common stock purchase agreement with an investment fund, Fusion Capital Fund II, LLC (Fusion) for the issuance and purchase of our common stock. Under the stock purchase agreement, Fusion committed to purchase up to $10 million of our common stock over a forty-month period that commenced in May 2002. A registration statement registering for resale up to 5 million shares of our common stock became effective on April 15, 2002. Under the terms of the agreement, we can request daily drawdowns, subject to a daily base amount currently set at $12,500. The number of shares we are to issue to Fusion in return for that money is based on the lower of (a) the closing sale price for our common stock on the day of the draw request or (b) the average of the three lowest closing sales prices for our common stock during a twelve-day period prior to the draw request. However, no shares may be sold to Fusion at lower than a floor price currently set at $0.30, which may be reduced by us, but in no case below $0.20 without Fusion's prior consent. Upon execution of the common stock purchase agreement, we issued 449,438 shares of our common stock to Fusion as a commitment fee. During the second half of 2003, we sold Fusion a total of 473,869 shares of common stock and realized net proceeds of $143,693. We issued Fusion 6,462 shares of common stock for commitment fees related to the sales of our common stock to them during 2003. During the first quarter of 2004, we sold Fusion a total of 2,100,000 shares of common stock and realized net proceeds of $1,271,334. We also issued Fusion 57,140 shares of common stock for commitment fees related to the sales of our common stock to them during the first quarter of 2004.

During April 2003, we completed a bridge loan agreement with our President and CEO, David Bupp. Under the terms of the agreement, Mr. Bupp advanced us $250,000. In consideration for the loan, we issued a note in the principal amount of $250,000. The note is secured by general assets of the company, excluding accounts receivable. In addition, we issued Mr. Bupp 375,000 warrants to purchase shares of our common stock at an exercise price of $0.13 per share, expiring in April 2008. The per share value of these warrants was $0.10 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 2.9%, volatility of 139% and no expected dividend rate. Interest accrues on the note at 8.5% per annum, payable monthly, and the note was originally due on June 30, 2004. On March 8, 2004, the due date of the note to Mr. Bupp was extended from June 30, 2004 to June 30, 2005. In exchange for extending the due date of the note, we issued Mr. Bupp an additional 375,000 warrants to purchase our common stock at an exercise price of $0.50 per share, expiring in March 2009. The per share value of these warrants was $0.46 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 2.7%, volatility of 152% and no expected dividend rate. Mr. Bupp's 750,000 warrants remain outstanding.

During April 2003, we also completed a convertible bridge loan agreement with an investor for an additional $250,000. In consideration for the loan, we issued a note in the principal amount of $250,000. The note was secured by general assets of the company, excluding accounts receivable. In addition, we issued the investor 500,000 warrants to purchase shares of our common stock at an exercise price of $0.13 per share, expiring in April 2008. The per share value of these warrants was $0.10 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 2.9%, volatility of 139% and no expected dividend rate. Under the terms of the agreement, the note bore interest at 9.5% per annum, payable monthly, was convertible into common stock and was due on June 30, 2004. During January 2004, the investor converted the entire balance of the note into 1.1 million shares of common stock according to the conversion terms of the agreement. The investor's 500,000 warrants remain outstanding.

During 2003, an investment banking firm, Alberdale Capital, LLC (Alberdale), assisted us in arranging an accounts receivable financing transaction. In exchange for Alberdale's services, we issued them warrants to purchase 78,261 shares of our common stock. During the first quarter of 2004, Alberdale exercised these warrants on a cashless basis in exchange for 53,500 shares of common stock.

During October and November 2003, we executed common stock purchase agreements with third parties introduced to us by a third investment banking firm, Rockwood, Inc., for the purchase of 12,173,914 shares of our common stock at a price of $0.23 per share for net proceeds of $2.4 million. In addition, we agreed to issue the purchasers warrants to purchase 6,086,959 shares of common stock at an exercise price of $0.28 per share and agreed to issue the placement agents warrants to purchase 1,354,348 shares of our common stock on similar terms. All warrants issued in connection with the transaction expire in October 2008. The per share value of these warrants was $0.31 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 3.2%, volatility of 151% and no expected dividend rate. During the first quarter investors and placement agents who participated in this placement exercised warrants representing a total of 2,234,957 shares of common stock resulting in net proceeds of $608,000.

Our future liquidity and capital requirements will depend on a number of factors, including our ability to raise additional capital in a timely manner through additional investment, expanded market acceptance of our current products, our ability to complete the commercialization of new products such as our blood flow product line, our ability to monetize our investment in non-core technologies, our ability to obtain milestone or development funds from potential development and distribution partners, regulatory actions by the FDA and other international regulatory bodies, and intellectual property protection. We believe we have adequate capital to assure that we can properly support our current business goals and objectives for 2004. Our near-term priorities are improvements to the Quantix products based on thought leader feedback in the U.S. and EU. We believe this will position us for improved commercial viability of the product by the fourth quarter of this year. In addition, we are moving forward with efforts to develop other products in our pipeline such as RIGS and Lymphoseek. However, we cannot assure you that we will be able to achieve significant product revenues from our current or potential new products. We also cannot assure you that we will achieve profitability in 2004 or in the future.

CRITICAL ACCOUNTING POLICIES

THE FOLLOWING ACCOUNTING POLICIES ARE CONSIDERED BY US TO BE CRITICAL TO OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Revenue Recognition Related to Net Sales. We currently generate revenue primarily from sales of our gamma detection products; however, sales of blood flow products constituted approximately 3% of total revenues for the first quarter of 2004 and are expected to increase in the future. We generally recognize sales revenue related to sales of our products when the products are shipped and the earnings process has been completed. Our customers have no right to return products purchased in the ordinary course of business. However, in cases where product is shipped but the earnings process is not yet completed, revenue is deferred until it has been determined that the earnings process has been completed. We also generate revenue from the service and repair of out-of-warranty products. Fees charged for service and repair on products not covered by an extended service agreement are recognized on completion of the service process when the serviced or repaired product has been returned to the customer. Fees charged for service or repair of products covered by an extended warranty agreement are deferred and recognized as revenue ratably over the life of the extended service agreement. The prices we charge our primary customer, EES, related to sales of products are subject to retroactive annual adjustment based on a fixed percentage of the actual sales prices achieved by EES on sales to end customers made during each fiscal year. To the extent that we can reasonably estimate the end-customer prices received by EES, we record sales to EES based upon these estimates. If we are unable to reasonably estimate end customer sales prices related to certain products sold to EES, we record revenue related to these product sales at the minimum (i.e., floor) price provided for under our distribution agreement with EES.

Impairment or Disposal of Long-Lived Assets. We account for long-lived assets in accordance with the provisions of SFAS No. 144. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of March 31, 2004, the most significant long-lived assets on our balance sheet relate to assets recorded in connection with the acquisition of Cardiosonix and gamma detection device patents related to ILM. The recoverability of these assets is based on the financial projections and models related to the future sales success of Cardiosonix' products and the continuing success of our gamma detection product line. As such, these assets could be subject to significant adjustment should the Cardiosonix technology not be successfully commercialized or the sales amounts in our current projections not be realized.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts receivable to cover estimated losses resulting from the inability of our customers to make required payments. We determine the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customer receivables, considering customers' credit and financial condition, payment history and relevant economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances for doubtful accounts may be required.

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

ITEM 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer, along with the Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including our consolidated subsidiary) required to be included in our periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

      10.36 Employment Agreement between the Company and Richard N. Linder, Jr., dated November 1, 2003.*

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

(b)   REPORTS ON FORM 8-K

      On March 10, 2004, we filed a Current Report on Form 8-K (dated March 10,
      2004) with the Securities and Exchange Commission pursuant to Item 12 (under Item 9) in connection with our March 10, 2004, press release announcing our consolidated financial results for the fiscal year ended December 31, 2003.

      On February 25, 2004, we filed a Current Report on Form 8-K (dated February 25, 2004) with the Securities and Exchange Commission pursuant to Items 5 and 7 in connection with our February 24, 2004, press release announcing a scheduled a meeting with the United States Food and Drug Administration on April 15, 2004.

ITEMS 1, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NEOPROBE CORPORATION
                                  (the Company)
                                  Dated: May 14, 2004

                                  By: /s/ DAVID C. BUPP
                                      -----------------------------

                                  David C. Bupp
                                  President and Chief Executive Officer
                                  (duly authorized officer; principal executive officer)

                                  By: /s/ BRENT L. LARSON
                                      ------------------------------

                                  Brent L. Larson
                                  Vice President, Finance and Chief Financial
                                  Officer
                                  (principal financial and accounting officer)