Form 10QSB
period 2004-06-30
NEOPROBE CORP
filed 2004-08-16
CIK 810509

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

 (Mark One)

     [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2004

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

                                  614.793.7500
                           (Issuer's telephone number)


          58,088,057 SHARES OF COMMON STOCK, PAR VALUE $.001 PER SHARE
        (Number of shares of issuer's common equity outstanding as of the close of business on August 2, 2004)


Transitional Small Business Disclosure Format (check one)    Yes [ ]   No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS                                                          JUNE 30,         DECEMBER 31,
                                                                  2004              2003
                                                               (UNAUDITED)
                                                               ----------        ----------
Current assets:
   Cash and cash equivalents                                   $3,430,142        $1,588,760
   Accounts receivable, net                                       571,292         1,107,800
   Inventory                                                      998,519         1,008,326
   Prepaid expenses and other                                     265,713           346,449
                                                               ----------        ----------
      Total current assets                                      5,265,666         4,051,335
                                                               ----------        ----------
Property and equipment                                          2,302,283         2,237,741
   Less accumulated depreciation and amortization               1,946,189         1,875,028
                                                               ----------        ----------
                                                                  356,094           362,713
                                                               ----------        ----------
Patents and trademarks                                          3,168,209         3,156,101
Non-compete agreements                                            584,516           584,516
Acquired technology                                               237,271           237,271
                                                               ----------        ----------
                                                                3,989,996         3,977,888
   Less accumulated amortization                                1,257,124         1,042,373
                                                               ----------        ----------
                                                                2,732,872         2,935,515
                                                               ----------        ----------
Other assets                                                       87,515            35,479
                                                               ----------        ----------
         Total assets                                          $8,442,147        $7,385,042
                                                               ==========        ==========












CONTINUED

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS, CONTINUED

LIABILITIES AND STOCKHOLDERS' EQUITY                                                     JUNE 30,           DECEMBER 31,
                                                                                          2004                 2003
                                                                                      (UNAUDITED)
                                                                                     -------------         -------------
Current liabilities:
   Note payable to CEO, net of discount of $135,360                                  $     114,640         $          --
   Notes payable to finance companies                                                       33,728               192,272
   Capital lease obligations, current                                                       13,145                 9,731
   Accrued liabilities                                                                     307,836               227,306
   Accounts payable                                                                        336,336               225,032
   Deferred revenue, current                                                               382,537               886,657
                                                                                     -------------         -------------
      Total current liabilities                                                          1,188,222             1,540,998
                                                                                     -------------         -------------
Note payable to CEO, net of discount of $12,702                                                 --               237,298
Note payable to investor, net of discount of $32,496                                            --               217,504
Capital lease obligations                                                                   37,413                24,009
Deferred revenue                                                                            57,807                68,930
Other liabilities                                                                           45,175                37,358
                                                                                     -------------         -------------
         Total liabilities                                                               1,328,617             2,126,097
                                                                                     -------------         -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock; $.001 par value; 5,000,000 shares authorized at June 30,
      2004 and December 31, 2003; none issued and outstanding (500,000 shares designated as Series A, $.001 par value, at June 30, 2004
      and December 31, 2003; none outstanding)                                                  --                    --
   Common stock; $.001 par value; 75,000,000 shares
      authorized; 58,087,057 shares issued and outstanding
      at June 30, 2004; 51,520,723 shares issued and
      outstanding at December 31, 2003                                                      58,087                51,521
   Additional paid-in capital                                                          130,551,024           127,684,555
   Accumulated deficit                                                                (123,495,581)         (122,477,131)
                                                                                     -------------         -------------
         Total stockholders' equity                                                      7,113,530             5,258,945
                                                                                     -------------         -------------
            Total liabilities and stockholders' equity                               $   8,442,147         $   7,385,042
                                                                                     =============         =============









        See accompanying notes to the consolidated financial statements.

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)



                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                        JUNE 30,                              JUNE 30,
                                                2004               2003               2004               2003
                                            ------------       ------------       ------------       ------------
Revenues:
   Net sales                                $  1,347,928       $  1,637,060       $  2,573,545       $  2,940,706
   License and other revenue                     200,000            252,655            400,000            488,045
                                            ------------       ------------       ------------       ------------
      Total revenues                           1,547,928          1,889,715          2,973,545          3,428,751
                                            ------------       ------------       ------------       ------------

Cost of goods sold                               508,639            775,727          1,048,781          1,614,789
                                            ------------       ------------       ------------       ------------

Gross profit                                   1,039,289          1,113,988          1,924,764          1,813,962
                                            ------------       ------------       ------------       ------------

Operating expenses:
   Research and development                      594,730            437,815          1,177,830            856,584
   Selling, general and administrative           853,149            721,506          1,666,542          1,475,589
                                            ------------       ------------       ------------       ------------
      Total operating expenses                 1,447,879          1,159,321          2,844,372          2,332,173
                                            ------------       ------------       ------------       ------------

Loss from operations                            (408,590)           (45,333)          (919,608)          (518,211)
                                            ------------       ------------       ------------       ------------

Other income (expenses):
   Interest income                                 4,824              2,589              5,357              5,139
   Interest expense                              (43,795)           (36,026)          (116,153)           (40,662)
   Other                                          17,688               (602)            11,954             (4,206)
                                            ------------       ------------       ------------       ------------
      Total other expenses                       (21,283)           (34,039)           (98,842)           (39,729)
                                            ------------       ------------       ------------       ------------

Net loss                                    $   (429,873)      $    (79,372)      $ (1,018,450)      $   (557,940)
                                            ============       ============       ============       ============

Net loss per common share:
   Basic                                    $      (0.01)      $       0.00       $      (0.02)      $      (0.01)
   Diluted                                  $      (0.01)      $       0.00       $      (0.02)      $      (0.01)

Weighted average shares outstanding:
   Basic                                      57,727,298         38,458,009         55,388,205         38,403,202
   Diluted                                    57,727,298         38,458,009         55,388,205         38,403,202


        See accompanying notes to the consolidated financial statements.

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)



                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                                2004              2003
                                                            -----------       -----------
Cash flows from operating activities:
   Net loss                                                 $(1,018,450)      $  (557,940)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
      Depreciation and amortization                             296,520           389,908
      Amortization of debt discount and offering costs           95,557            22,599
      Other                                                      79,896            40,825
      Change in operating assets and liabilities:
         Accounts receivable                                    536,508          (759,431)
         Inventory                                                4,534           230,925
         Prepaid expenses and other assets                      108,472            91,992
         Accrued and other liabilities                           88,348           116,567
         Accounts payable                                       111,304           122,202
         Deferred revenue                                      (515,242)         (286,396)
                                                            -----------       -----------

      Net cash used in operating activities                    (212,553)         (588,749)
                                                            -----------       -----------

Cash flows from investing activities:
   Purchases of property and equipment                          (42,935)          (15,720)
   Proceeds from sales of property and equipment                    375                --
   Patent and trademark costs                                   (12,108)          (15,870)
                                                            -----------       -----------

      Net cash used in investing activities                     (54,668)          (31,590)
                                                            -----------       -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock                     2,293,073                --
   Payment of offering costs                                    (16,423)           (2,867)
   Proceeds from notes payable, net of offering costs                --           458,489
   Payment of notes payable                                    (158,544)         (159,999)
   Payments under capital leases                                 (9,503)           (7,106)
                                                            -----------       -----------

      Net cash provided by financing activities               2,108,603           288,517
                                                            -----------       -----------

Net increase (decrease) in cash and cash equivalents          1,841,382          (331,822)

Cash and cash equivalents, beginning of period                1,588,760           700,525
                                                            -----------       -----------

Cash and cash equivalents, end of period                    $ 3,430,142       $   368,703
                                                            ===========       ===========


        See accompanying notes to the consolidated financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The information as of June 30, 2004 and 2003 and for the periods then ended is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Neoprobe Corporation (Neoprobe or we) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results for the interim period are not necessarily indicative of results to be expected for the year. The financial statements should be read in conjunction with Neoprobe's audited financial statements for the year ended December 31, 2003, which were included as part of our Annual Report on Form 10-KSB.

     Our consolidated financial statements include the accounts of Neoprobe and our wholly-owned subsidiary, Cardiosonix Ltd. (Cardiosonix). All significant inter-company accounts were eliminated in consolidation.

2.   COMPREHENSIVE INCOME (LOSS)

     We had no accumulated other comprehensive income (loss) activity during the three-month and six-month periods ended June 30, 2004 and 2003.

3.   EARNINGS PER SHARE

     Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings
     (loss) per share is calculated using the weighted average number of common shares outstanding during the periods, adjusted for the effects of convertible securities, options and warrants, if dilutive.

                                        THREE MONTHS ENDED                   THREE MONTHS ENDED
                                          JUNE 30, 2004                        JUNE 30, 2003
                                          -------------                        -------------
                                     BASIC             DILUTED            BASIC             DILUTED
                                   EARNINGS           EARNINGS           EARNINGS          EARNINGS
                                   PER SHARE          PER SHARE         PER SHARE          PER SHARE
                                   ---------          ---------         ---------          ---------
Outstanding shares                 58,087,057        58,087,057        38,588,009        38,588,009
Effect of weighting changes
   in outstanding shares             (229,759)         (229,759)               --                --
Contingently issuable shares         (130,000)         (130,000)         (130,000)         (130,000)
                                  -----------       -----------       -----------       -----------

Adjusted shares                    57,727,298        57,727,298        38,458,009        38,458,009
                                  ===========       ===========       ===========       ===========

                                         SIX MONTHS ENDED                     SIX MONTHS ENDED
                                          JUNE 30, 2004                        JUNE 30, 2003
                                          -------------                        -------------
                                     BASIC             DILUTED            BASIC             DILUTED
                                   EARNINGS           EARNINGS           EARNINGS          EARNINGS
                                   PER SHARE          PER SHARE         PER SHARE          PER SHARE
                                   ---------          ---------         ---------          ---------
Outstanding shares                 58,087,057        58,087,057        38,588,009        38,588,009
Effect of weighting changes
   in outstanding shares           (2,568,852)       (2,568,852)          (54,807)          (54,807)
Contingently issuable shares         (130,000)         (130,000)         (130,000)         (130,000)
                                  -----------       -----------       -----------       -----------

Adjusted shares                    55,388,205        55,388,205        38,403,202        38,403,202
                                  ===========       ===========       ===========       ===========

     There is no difference in basic and diluted loss per share related to the three-month and six-month periods ended June 30, 2004 and 2003. The net loss per common share for these periods excludes the number of common shares issuable upon exercise of outstanding stock options and warrants into our common stock since such inclusion would be anti-dilutive.

4.   INVENTORY

     The components of inventory are as follows:

                                     JUNE 30,      DECEMBER 31,
                                      2004            2003
                                   (UNAUDITED)
                                   ----------      ----------
Materials and component parts      $  669,020      $  747,788
Finished goods                        329,499         260,538
                                   ----------      ----------

                                   $  998,519      $1,008,326
                                   ==========      ==========

5.   INTANGIBLE ASSETS

     The major classes of intangible assets are as follows:

                                   JUNE 30, 2004                DECEMBER 31, 2003
                                    (UNAUDITED)
                          GROSS CARRYING    ACCUMULATED   GROSS CARRYING    ACCUMULATED
                               AMOUNT      AMORTIZATION       AMOUNT       AMORTIZATION
Patents and trademarks      $3,168,209      $  803,796      $3,156,101      $  678,160
Non-compete agreements         584,516         367,746         584,516         295,486
Acquired technology            237,271          85,582         237,271          68,727
                            ----------      ----------      ----------      ----------

Total                       $3,989,996      $1,257,124      $3,977,888      $1,042,373
                            ==========      ==========      ==========      ==========

     The estimated future amortization expenses for the next five fiscal years are as follows:

                                                                            ESTIMATED
                                                                          AMORTIZATION
                                                                             EXPENSE
                                                                             -------

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

6.   PRODUCT WARRANTY

     We warrant our products against defects in design, materials, and workmanship generally for a period of one year from the date of sale to the end customer. Our accrual for warranty expenses is adjusted periodically to reflect actual experience. Our primary marketing partner, Ethicon Endo-Surgery, Inc. (EES), a Johnson and Johnson company, also reimburses us for a portion of warranty expense incurred on our gamma detection devices based on end customer sales they make during a given fiscal year. Payments charged against the reserve are disclosed net of EES' reimbursement.

     The activity in the warranty reserve account for the three-month and six-month periods ended June 30, 2004 and 2003 are as follows:

                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                             JUNE 30,                       JUNE 30,
                                         2004           2003           2004           2003
                                       --------       --------       --------       --------
Warranty reserve at
   beginning of period                 $ 53,000       $ 65,000       $ 53,000       $ 35,000
Provision for warranty claims and
   changes in reserve for
   warranties                            (7,000)           958         (7,000)        36,529
Payments charged against the
   reserve                                   --         (7,958)            --        (13,529)
                                       --------       --------       --------       --------

Warranty reserve at end of period      $ 46,000       $ 58,000       $ 46,000       $ 58,000
                                       ========       ========       ========       ========

7.   NOTES PAYABLE

     During April 2003, we completed a bridge loan agreement with our President and CEO, David Bupp. Under the terms of the agreement, Mr. Bupp advanced us $250,000. In consideration for the loan, we issued a note to Mr. Bupp in the principal amount of $250,000. The note is secured by general assets of the company, excluding accounts receivable. In addition, we issued Mr. Bupp 375,000 warrants to purchase common stock at an exercise price of $0.13 per share, expiring in April 2008. The per share value of these warrants was $0.10 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 2.9%, volatility of 139% and no expected dividend rate. Interest accrues on the note at 8.5% per annum, payable monthly, and the note was originally due on June 30, 2004. On March 8, 2004, at the request of the Board of Directors, Mr. Bupp agreed to extend the due date of the note to Mr. Bupp from June 30, 2004 to June 30, 2005. In exchange for extending the due date of the note, we issued Mr. Bupp an additional 375,000 warrants to purchase our common stock at an exercise price of $0.50 per share, expiring in March 2009. The per share value of these warrants was $0.46 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 2.7%, volatility of 152% and no expected dividend rate. The total estimated fair values for the warrants issued to Mr. Bupp in April 2003 and March 2004 were $31,755 and $171,801, respectively. These amounts were recorded as discounts on the note and are being amortized over the period of the note. At June 30, 2004, the unamortized discounts related to Mr. Bupp's note totaled $135,360.

     During April 2003, we also completed a bridge loan agreement with an outside investor for an additional $250,000. In consideration for the loan, we issued a note to the investor in the principal amount of $250,000. The note was secured by general assets of the company, excluding accounts receivable. In addition, we issued the investor 500,000 warrants to purchase common stock at an exercise price of $0.13 per share. The per share value of these warrants was $0.10 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 2.9%, volatility of 139% and no expected dividend rate. The total estimated fair value for the warrants issued to the outside investor was $40,620. Under the terms of the agreement, the note bore interest at 9.5% per annum, payable monthly, was convertible into common stock and was due on June 30, 2004. Fifty percent of the principal and accrued interest of the note was convertible into common stock at a 15% discount to the closing market price on the date of conversion, subject to a floor conversion price of $0.10. The remaining 50% of the principal and accrued interest was convertible into common stock based on a 15% discount to the closing market price on the date of conversion, subject to a floor conversion price of $0.10 and a ceiling conversion price of $0.20. The intrinsic value of the conversion feature of the note to the outside investor was estimated at $40,620 based on the effective conversion price at the date of issuance and was recorded as an additional discount on the note. The estimated fair value of the warrants and the intrinsic value of the conversion feature were recorded as discounts on the note and were amortized over the term of the note. During January 2004, the outside investor converted the entire balance of the note into 1.1 million shares of common stock according to the conversion terms of the agreement. The total value of the shares issued in conversion of the note was $378,955 based on the closing market prices for our common stock on the dates of conversion. The discount remaining at conversion totaling $27,604 was recorded as interest expense.

8.   STOCK OPTIONS AND RESTRICTED STOCK

     During the first six months of 2004, the Board of Directors granted options to consultants, employees and certain non-employee directors to purchase
     1.2 million shares of common stock, exercisable at an average price of $0.38 per share, vesting over three years. We recognized $79,000 of research and development expense related to options granted to consultants in the first six months of 2004. As of June 30, 2004, we have 4.0 million options outstanding under three stock option plans. Of the outstanding options, 2.0 million options have vested as of June 30, 2004, at an average exercise price of $0.60 per share.

     The following table illustrates the effect on net loss and net loss per share if compensation cost for our stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards
     (SFAS) No. 123, Accounting for Stock-Based Compensation:

                                                      THREE MONTHS ENDED
                                                           JUNE 30,
                                                     2004            2003
                                                   ---------       ---------

Net loss, as reported                              $(429,873)      $ (79,372)
Deduct:  Total stock-based employee
   compensation expense determined under
   fair value based method for all awards            (54,325)        (42,641)
                                                   ---------       ---------

Pro forma net loss                                 $(484,198)      $(122,013)
                                                   =========       =========


           Loss per common share:
              As reported (basic and diluted)      $   (0.01)      $    0.00
              Pro forma (basic and diluted)        $   (0.01)      $    0.00


                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                       2004              2003
                                                   -----------       -----------

Net loss, as reported                              $(1,018,450)      $  (557,940)
Add:  Total stock-based employee compensation
   expense included in reported net loss                    --            39,990
Deduct:  Total stock-based employee
   compensation expense determined under
   fair value based method for all awards             (120,326)         (124,973)
                                                   -----------       -----------

Pro forma net loss                                 $(1,138,776)      $  (642,923)
                                                   ===========       ===========


Loss per common share:
   As reported (basic and diluted)                 $     (0.02)      $     (0.01)
   Pro forma (basic and diluted)                   $     (0.02)      $     (0.02)

     During the first quarter of 2003, we vested 310,000 shares of previously restricted stock related to new or amended employment agreements of three of our officers. We recognized $39,990 of compensation expense related to this in the first quarter of 2003.

9.   STOCK WARRANTS

     In November 2003, we completed a $2.8 million placement of common stock and warrants for net proceeds of $2.4 million. In the placement, 12.2 million shares of common stock were issued at $0.23 per share, and Series R warrants were issued to purchase an additional 6.1 million shares of common stock at $0.28 per share. In addition, we paid $291,000 in cash and issued
     1.4 million Series S warrants to purchase common stock at $0.28 per share as fees to the placement agents. All warrants issued in connection with the placement expire in October 2008. The per share value of these warrants was $0.31 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 3.2%, volatility of 151% and no expected dividend rate. A registration statement registering for resale the common stock and warrants issued in the private placement was declared effective on December 17, 2003. During the first six months of 2004, 3,108,327 of these warrants were exercised and we realized net proceeds of $812,764.

     During 2003, an investment banking firm, Alberdale Capital LLC (Alberdale), assisted us in arranging an accounts receivable financing transaction. In exchange for Alberdale's services, we issued them warrants to purchase 78,261 shares of our common stock. During the first quarter of 2004, Alberdale exercised these warrants on a cashless basis in exchange for 53,500 shares of common stock.

     At June 30, 2004 there are 5.8 million warrants outstanding to purchase our common stock. The warrants are exercisable at prices ranging from $0.13 to $0.75 per share with a weighted average exercise price per share of $0.28.

10.  COMMON STOCK PURCHASE AGREEMENT

     On November 19, 2001, we entered into a common stock purchase agreement with an investment fund, Fusion Capital Fund II, LLC (Fusion) for the issuance and purchase of our common stock. Under the stock purchase agreement, Fusion committed to purchase up to $10 million of our common stock over a forty-month period that commenced in May 2002. A registration statement registering for resale up to 5 million shares of our common stock became effective on April 15, 2002. Under the terms of the agreement, we can request daily drawdowns, subject to a daily base amount currently set at $12,500. The number of shares we are to issue to Fusion in return for that money will be based on the lower of (a) the closing sale price for our common stock on the day of the draw request or (b) the average of the three lowest closing sales prices for our common stock during a twelve day period prior to the draw request. However, no shares may be sold to Fusion at lower than a floor price currently set at $0.30, which may be reduced by us, but in no case below $0.20 without Fusion's prior consent. During the first six months of 2004, we sold Fusion a total of 2,350,000 shares of common stock and realized net proceeds of $1,468,874. We also issued Fusion 66,129 shares of common stock for commitment fees related to the sales of our common stock to them during the first six months of 2004.

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

                                          GAMMA         GAMMA         BLOOD
($ AMOUNTS IN THOUSANDS)                DETECTION     DETECTION       FLOW
THREE MONTHS ENDED JUNE 30, 2004          DRUGS        DEVICES       DEVICES     UNALLOCATED       TOTAL
--------------------------------          -----        -------       -------     -----------       -----
Net sales:
   United States(1)                      $    --       $ 1,321      $    --       $    --       $ 1,321
   International                              --            27           --            --            27
License and other revenue                     --           200           --            --           200
Research and development expenses            120           140          335            --           595
Selling, general and administrative
   expenses                                   --            --           --           853           853
Income (loss) from operations(2)            (120)          955         (391)         (853)         (409)
Other income (expenses)                       --            --           --           (21)          (21)

THREE MONTHS ENDED JUNE 30, 2003

Net sales:
   United States(1)                      $    --       $ 1,444      $    --       $    --       $ 1,444
   International                              --             3          190            --           193
License and other revenue                     --           253           --            --           253
Research and development expenses              4            87          347            --           438
Selling, general and administrative
   expenses                                   --            --           --           722           722
Income (loss) from operations(2)              (4)          866         (185)         (722)          (45)
Other income (expenses)                       --            --           --           (34)          (34)

                                          GAMMA         GAMMA         BLOOD
($ AMOUNTS IN THOUSANDS)                DETECTION     DETECTION       FLOW
SIX MONTHS ENDED JUNE 30, 2004            DRUGS        DEVICES       DEVICES     UNALLOCATED       TOTAL
------------------------------            -----        -------       -------     -----------       -----
Net sales:
   United States(1)                      $    --       $ 2,486       $    --       $    --       $ 2,486
   International                              --            50            38            --            88
License and other revenue                     --           400            --            --           400
Research and development expenses            228           281           669            --         1,178
Selling, general and administrative
   expenses                                   --            --            --         1,667         1,667
Income (loss) from operations(2)            (228)        1,675          (700)       (1,667)         (920)
Other income (expenses)                       --            --            --           (99)          (99)

SIX MONTHS ENDED JUNE 30, 2003

Net sales:
   United States(1)                      $    --       $ 2,698       $    --       $    --       $ 2,698
   International                              --             4           239            --           243
License and other revenue                     --           488            --            --           488
Research and development expenses              7           179           671            --           857
Selling, general and administrative
   expenses                                   --            --            --         1,476         1,476
Income (loss) from operations(2)              (7)        1,471          (506)       (1,476)         (518)
Other income (expenses)                       --            --            --           (40)          (40)

(1) All sales to EES are made in the United States. EES distributes the product globally through its international affiliates.

(2) Income (loss) from operations does not reflect the allocation of selling, general and administrative costs to the operating segments.

12.  SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS

     During the first six months of 2004, we purchased equipment under capital leases totaling $27,000. During the first six months of 2004 and 2003, we transferred $5,000 and $8,000, respectively, in inventory to fixed assets related to the maintenance of a pool of service loaner equipment.

13.  SUBSEQUENT EVENT

     On July 27, 2004, our stockholders approved an increase in the number of authorized shares of the company from 80,000,000 to 105,000,000, consisting of 100,000,000 shares of common stock, $0.00(1) par value, and 5,000,000 shares of preferred stock, $0.001 par value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Neoprobe Corporation is a biomedical technology company that provides innovative surgical and diagnostic products that enhance patient care by meeting the critical decision-making needs of physicians. The December 2001 acquisition of Cardiosonix expanded our potential product offerings beyond the oncology arena and into the area of blood flow measurement and cardiac care. Cardiosonix is in the process of developing and commercializing a unique line of proprietary blood flow monitoring devices for a variety of diagnostic and surgical applications and has received marketing clearance for two of its products, Quantix/ND(TM) and Quantix/OR(TM), in Europe and in the U.S. In addition to our medical device products, we have two radiopharmaceutical products, RIGScan(R) CR and Lymphoseek(TM), in the late stages of clinical development.

Our overall operating results for the first six months of 2004 were below our original expectations for the year. Revenue from our gamma detection device product line was in line to slightly higher than our expectations; however, sales of our blood flow measurement devices were below our expectations due, we believe, to the need for certain product enhancements which we are in the process of implementing. In addition, we incurred expenses during the first six months of 2004 related to our RIGS(R) and Lymphoseek product development initiatives in order to move the clinical development efforts forward in preparation for Phase III clinical trials that we hope will lead to the approval of these products. The combination of these events contributed to a greater than expected operating loss for the first six months of 2004.

We anticipate we will need to continue to invest in marketing support for our blood flow products during 2004 as we complete the product refinement efforts initiated during the second quarter. In addition, we expect to incur additional expenses during the remainder of 2004 in preparation for Phase III clinical trials for RIGS and Lymphoseek; however, the bulk of expenses related to these clinical trials will not be incurred until after the clinical trials commence, currently expected to be sometime in the first half of 2005. We submitted a Phase III protocol for RIGS at the end of June 2004 and are currently awaiting feedback on the trial design. In addition, we are preparing a formal IND submission to the FDA to propose the design of the pivotal evaluation of Lymphoseek as a lymphatic tissue targeting agent. The timing of the submission is currently expected to be late in the third quarter or early in the fourth quarter of 2004. Preliminarily, we estimate the combined expenses to conduct Phase III clinical trials for both drugs will total approximately $15 million. However, until specific feedback is received from the FDA on the designs for these Phase III clinical trials, it is difficult to estimate the total expenses for these projects. In addition, although we are in preliminary discussions with potential development partners, we have not made final decisions regarding whether we will attempt to fund these trials internally or whether we will pursue development through potential partnership relationships.

We anticipate generating a profit from the sale of our gamma detection devices in 2004; however, we expect to continue to show a loss for our blood flow device product line for 2004 due to continued development expenses and the ongoing marketing and administrative support costs that are still required to commercialize the product line. Currently, we expect sales to recommence for our blood flow products by the end of 2004 at a rate similar to the first quarter of 2003 and for our overall loss for the year related to blood flow products to be less than the loss incurred in 2003. However, this expectation is based to a large degree on our anticipation that the identified product refinements will receive timely regulatory clearances and will be received well by the medical community and result in increased sales. Our overall operating results for 2004 will be significantly affected by the amount of development for RIGS and Lymphoseek to be funded by development partners. If we are unsuccessful in achieving significant commercial sales of the Quantix products in 2004, or if we modify our business plan and decide to carry out significant portions of the RIGS or Lymphoseek development internally, our estimates and our business plan will likely need to be modified. Given the delays in revenue from our Quantix product line and our expectation that we will fund at least some portion of the preparation and/or clinical trial costs prior to the identification of a development partner, we do not expect to achieve operating profitability before the end of 2004. In addition, we cannot assure you that we will achieve or be able to sustain profitability in the future.

RESULTS OF OPERATIONS

Revenue for the first six months of 2004 decreased $455,000, or 13%, to $3.0 million from $3.4 million for the same period in 2003. Major expense categories as a percentage of net sales increased in the first six months of 2004 as compared to the same period in 2003, due primarily to the increased development and marketing expenses coupled with the decrease in net sales. Research and development expenses, as a percentage of net sales, increased to 46% during the first six months of 2004 from 29% during the same period in 2003. Selling, general and administrative expenses, as a percentage of net sales, increased to 65% during the first six months of 2004 from 50% during the same period in 2003. Due to the ongoing development activities of the company, research and development expenses are expected to be higher as a percentage of sales in 2004 than they were in 2003. In addition, as we move forward with commercialization activities related to the Quantix(R) product line, selling expenses are expected to push our selling, general and administrative expenses as a percentage of sales higher in 2004 than 2003.

Three Months Ended June 30, 2004 and 2003

Net Sales and Margins. Net sales, primarily comprised of our gamma detection systems, decreased $289,000, or 18%, to $1.3 million during the second quarter of 2004 from $1.6 million during the same period in 2003. Gross margins on net sales increased to 62% of net sales for the second quarter of 2004 compared to 53% of net sales for the same period in 2003.

The decrease in net sales was primarily a result of the $190,000 decrease in sales of our blood flow measurement devices. During the fourth quarter of 2003 and the first half of 2004, we identified a market need for certain product enhancements that we are in the process of implementing.. As a result, our sales efforts will be affected until the enhancements can be launched, which we expect to occur in the fourth quarter of this year. In addition, sales of our gamma devices decreased $99,000 as a result of the weighting of purchases by EES in 2003 toward the first half of the year. In 2004, EES has more evenly spread its purchases to-date and firmly committed purchases for the remainder of the year. As a result, we expect gamma device revenue for 2004 to be consistent with gamma device sales for 2003. We also expect blood flow sales to begin to pick up in the fourth quarter of this year.

The increase in gross margins was primarily due to decreases in the unit costs to manufacture our neo2000(R) control unit resulting from internal design changes and a lower cost structure at the new contract manufacturer. Excluding a $60,000 charge for inventory obsolescence primarily related to design changes in our Quantix product line, the gross margin percentage would have increased an additional 5 percentage points.

License and Other Revenue. License and other revenue in the second quarters of 2004 and 2003 included $200,000 from the pro-rata recognition of license fees related to the distribution agreement with EES and $53,000 in 2003 from the reimbursement by EES of certain product development costs.

Research and Development Expenses. Research and development expenses increased $157,000 or 36% to $595,000 during the second quarter of 2004 from $438,000 during the same period in 2003. Research and development expenses in the second quarter of 2004 included approximately $120,000 in gamma detection drug development costs, $140,000 related to our gamma detection devices and $335,000 in development costs related to the Quantix products. This compares to expenses of $4,000, $87,000 and $347,000 in these relative segment categories in the same period in 2003. The changes within each segment were primarily due to (i) efforts to support the re-initiation of our RIGS research effort and to move our development of Lymphoseek forward, (ii) final development activities related to an updated version of our neo2000 system, and (iii) the costs of product refinement activities related to the Quantix/OR offsetting cost savings from headcount reductions at our facility in Israel, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $132,000 or 18% to $853,000 during the second quarter of 2004 from $722,000 during the same period in 2003. The increase was primarily due to an increase of $88,000 in marketing expenses related to the marketing activities in support of the launch of our Quantix line of blood flow products and an increase of $61,000 in professional services and investor relations services, offset by a decrease of $22,000 in depreciation and amortization expenses.

Other Income (Expenses). Other expenses decreased $13,000 or 37% to $22,000 during the second quarter of 2004 from $34,000 during the same period in 2003. The primary reason for the decrease was $17,000 in miscellaneous refunds, offset by increased interest expense on debt financings entered into during 2003. Of this interest expense, $35,000 and $23,000, respectively, was non-cash in nature related to the amortization of debt discounts resulting from the warrants and beneficial conversion feature issued in connection with these debt financings.

Six Months Ended June 30, 2004 and 2003

Net Sales and Margins. Net sales, primarily of our gamma detection systems, decreased $367,000, or 12%, to $2.6 million during the first six months of 2004 from $2.9 million during the same period in 2003. Gross margins on net sales increased to 59% of net sales for the first six months of 2004 compared to 45% of net sales for the same period in 2003.

The decrease in net sales was primarily a result of the $201,000 decrease in sales of our blood flow measurement devices. During the fourth quarter of 2003 and the first half of 2004, we identified a market need for certain product enhancements that we are in the process of implementing. As a result, our sales efforts will be affected until the enhancements can be launched, which we expect to occur in the fourth quarter of this year. In addition, sales of our gamma devices decreased $166,000 as a result of the weighting of purchases by EES in 2003 toward the first half of the year. In 2004, EES has more evenly spread its purchases to-date and firmly committed purchases for the remainder of the year. As a result, we expect gamma device revenue for 2004 to be consistent with gamma device sales for 2003. We also expect blood flow sales to begin to pick up in the fourth quarter of this year.

The increase in gross margins was primarily due to decreases in the unit costs to manufacture our neo2000 control unit resulting from internal design changes and a lower cost structure at the new contract manufacturer. Excluding a $60,000 charge for inventory obsolescence primarily related to design changes in our Quantix product line, the gross margin percentage would have increased an additional 3 percentage points.

License and Other Revenue. License and other revenue in the first six months of 2004 and 2003 included $400,000 from the pro-rata recognition of license fees related to the distribution agreement with EES and $88,000 in 2003 from the reimbursement by EES of certain product development costs.

Research and Development Expenses. Research and development expenses increased $321,000 or 38% to $1.2 million during the first six months of 2004 from $857,000 during the same period in 2003. Research and development expenses in the first six months of 2004 included approximately $228,000 in gamma detection drug development costs, $281,000 related to our gamma detection devices and $669,000 related to the Quantix products. This compares to expenses of $7,000, $178,000 and $671,000 in these relative segment categories in the same period in 2003. The changes in each segment were primarily due to (i) efforts to support the re-initiation of our RIGS research effort and to move our development of Lymphoseek forward, (ii) final development activities related to an updated version of our neo2000 system, and (iii) the costs of product refinement activities related to the Quantix/OR offsetting cost savings from headcount reductions at our facility in Israel, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $191,000 or 13% to $1.7 million during the first six months of 2004 from $1.5 million during the same period in 2003. The increase was primarily due to an increase of $177,000 in marketing expenses related to the marketing activities in support of the launch of our Quantix line of blood flow products and an increase of $70,000 in professional services, offset by a decrease of $93,000 in depreciation and amortization expenses. Selling, general and administrative expenses in the first six months of 2003 included $30,000 in impairment of intellectual property that we did not believe had ongoing value to the business.

Other Income (Expenses). Other expenses increased $59,000 to $99,000 of expenses during the first six months of 2004 from $40,000 during the same period in 2003. The primary reason for the increase was an increase in interest expense on debt financings entered into during 2003. Of this interest expense, $97,000 and $23,000, respectively, was non-cash in nature related to the amortization of debt discounts resulting from the warrants and beneficial conversion feature issued in connection with the underlying debt agreements.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Cash used in operations decreased $376,000 to $213,000 used during the first six months of 2004 from $589,000 used during the same period in 2003. Working capital increased $1.6 million to $4.1 million at June 30, 2004 as compared to $2.5 million at December 31, 2003. The current ratio increased to 4.4:1 at June 30, 2004 from 2.6:1 at December 31, 2003. The increase in working capital was primarily related to cash generated from the sale of our common stock and the exercise of warrants.

Cash balances increased to $3.4 million at June 30, 2004 from $1.6 million at December 31, 2003, primarily due to the cash generated from the sale of our common stock and the exercise of warrants, offset by increased operating expenses during the first six months of 2004.

Accounts receivable decreased to $571,000 at June 30, 2004 from $1.1 million at December 31, 2003. We expect receivable levels to increase over the remainder of 2004, however, the level of accounts receivable is greatly dependent on the timing of purchases and payments by EES as well as the potential effect of sales of blood flow products.

Inventory levels remained constant overall at $999,000 at June 30, 2004 as compared to $1.0 million at December 31, 2003. We expect inventory levels to increase over the remainder of 2004 as we re-establish our gamma device safety stock and build finished units of our blood flow products in preparation for broader distribution.

Investing Activities. Cash used in investing activities increased $23,000 to $55,000 during the first six months of 2004 from $32,000 during the same period in 2003. Capital expenditures in the first six months of 2004 were primarily related to purchases of technology infrastructure. Capital expenditures in the first six months of 2003 were split between purchases of production tools and equipment and technology infrastructure. Capital needs for 2004 are expected to increase over 2003 as we prepare for blood flow device production at our contract manufacturer.

Financing Activities. Financing activities generated $2.1 million in cash in the first six months of 2004 versus $289,000 provided during the same period in 2003.

On November 19, 2001, we entered into a common stock purchase agreement with an investment fund, Fusion Capital Fund II, LLC (Fusion) for the issuance and purchase of our common stock. Under the stock purchase agreement, Fusion committed to purchase up to $10 million of our common stock over a forty-month period that commenced in May 2002. A registration statement registering for resale up to 5 million shares of our common stock became effective on April 15, 2002. Under the terms of the agreement, we can request daily drawdowns, subject to a daily base amount currently set at $12,500. The number of shares we are to issue to Fusion in return for that money is based on the lower of (a) the closing sale price for our common stock on the day of the draw request or (b) the average of the three lowest closing sales prices for our common stock during a twelve-day period prior to the draw request. However, no shares may be sold to Fusion at lower than a floor price currently set at $0.30, which may be reduced by us, but in no case below $0.20 without Fusion's prior consent. Upon execution of the common stock purchase agreement, we issued 449,438 shares of our common stock to Fusion as a commitment fee. During the second half of 2003, we sold Fusion a total of 473,869 shares of common stock and realized net proceeds of $143,693. We issued Fusion 6,462 shares of common stock for commitment fees related to the sales of our common stock to them during 2003. During the first six months of 2004, we sold Fusion a total of 2,350,000 shares of common stock and realized net proceeds of $1,468,874. We also issued Fusion 66,129 shares of common stock for commitment fees related to the sales of our common stock to them during the first six months of 2004.

During April 2003, we completed a bridge loan agreement with our President and CEO, David Bupp. Under the terms of the agreement, Mr. Bupp advanced us $250,000. In consideration for the loan, we issued a note to Mr. Bupp in the principal amount of $250,000. The note is secured by general assets of the company, excluding accounts receivable. In addition, we issued Mr. Bupp 375,000 warrants to purchase shares of our common stock at an exercise price of $0.13 per share, expiring in April 2008. The per share value of these warrants was $0.10 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 2.9%, volatility of 139% and no expected dividend rate. Interest accrues on the note at 8.5% per annum, payable monthly, and the note was originally due on June 30, 2004. On March 8, 2004, at the request of the Board of Directors, Mr. Bupp agreed to extend the due date of the note to Mr. Bupp from June 30, 2004 to June 30, 2005. In exchange for extending the due date of the note, we issued Mr. Bupp an additional 375,000 warrants to purchase our common stock at an exercise price of $0.50 per share, expiring in March 2009. The per share value of these warrants was $0.46 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 2.7%, volatility of 152% and no expected dividend rate. Mr. Bupp's 750,000 warrants remain outstanding.

During April 2003, we also completed a convertible bridge loan agreement with an investor for an additional $250,000. In consideration for the loan, we issued a note to the investor in the principal amount of $250,000. The note was secured by general assets of the company, excluding accounts receivable. In addition, we issued the investor 500,000 warrants to purchase shares of our common stock at an exercise price of $0.13 per share, expiring in April 2008. The per share value of these warrants was $0.10 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 2.9%, volatility of 139% and no expected dividend rate. Under the terms of the agreement, the note bore interest at 9.5% per annum, payable monthly, was convertible into common stock and was due on June 30, 2004. During January 2004, the investor converted the entire balance of the note into 1.1 million shares of common stock according to the conversion terms of the agreement. The investor's 500,000 warrants remain outstanding.

During 2003, an investment banking firm, Alberdale Capital, LLC (Alberdale), assisted us in arranging an accounts receivable financing transaction. In exchange for Alberdale's services, we issued them warrants to purchase 78,261 shares of our common stock. During the first quarter of 2004, Alberdale exercised these warrants on a cashless basis in exchange for 53,500 shares of common stock.

During October and November 2003, we executed common stock purchase agreements with third parties introduced to us by another investment banking firm, Rockwood, Inc., for the purchase of 12,173,914 shares of our common stock at a price of $0.23 per share for net proceeds of $2.4 million. In addition, we agreed to issue the purchasers warrants to purchase 6,086,959 shares of common stock at an exercise price of $0.28 per share and agreed to issue the placement agents warrants to purchase 1,354,348 shares of our common stock on similar terms. All warrants issued in connection with the transaction expire in October 2008. The per share value of these warrants was $0.31 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 3.2%, volatility of 151% and no expected dividend rate. During the first six months of 2004, investors and placement agents who participated in this placement exercised warrants representing a total of 3,108,327 shares of common stock resulting in net proceeds of $812,764.

Our future liquidity and capital requirements will depend on a number of factors, including our ability to raise additional capital in a timely manner through additional investment, expanded market acceptance of our current products, our ability to complete the commercialization of new products, our ability to obtain milestone or development funds from potential development and distribution partners, regulatory actions by the FDA and other international regulatory bodies, and intellectual property protection. We believe we have adequate capital to assure that we can properly support our current business goals and objectives through the end of 2004 and into 2005. Our near-term priorities include preparation for Phase III clinical trials for two radiopharmaceutical products in our pipeline, RIGS and Lymphoseek and the identification of potential development partners. In addition, we are moving forward with improvements to the Quantix products based on thought leader feedback received in the U.S. and EU. We believe this will position us for improved commercial viability of the Quantix products by the fourth quarter of this year. The decision as to how much of the estimated total of $15 million in RIGS and Lymphoseek development costs to fund internally may significantly impact our liquidity. If we decide to fund significant portions of these estimated development costs ourselves in 2005 and beyond in order to obtain a better potential long-term investment return for Neoprobe, we will likely have to raise additional capital. However, we cannot assure you that we will be able to raise such capital on terms acceptable to us, or at all. We also cannot assure you that we will be able to achieve significant product revenues from our current or potential new products. In addition, we cannot assure you that we will achieve profitability in 2004 or in the future.

CRITICAL ACCOUNTING POLICIES

THE FOLLOWING ACCOUNTING POLICIES ARE CONSIDERED BY US TO BE CRITICAL TO OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Revenue Recognition Related to Net Sales. We currently generate revenue primarily from sales of our gamma detection products; however, sales of blood flow products constituted approximately 1% of total revenues for the first six months of 2004 and are expected to increase in the future. We generally recognize sales revenue related to sales of our products when the products are shipped and the earnings process has been completed. Our customers have no right to return products purchased in the ordinary course of business. However, in cases where product is shipped but the earnings process is not yet completed, revenue is deferred until it has been determined that the earnings process has been completed. We also generate revenue from the service and repair of out-of-warranty products. Fees charged for service and repair on products not covered by an extended service agreement are recognized on completion of the service process when the serviced or repaired product has been returned to the customer. Fees charged for service or repair of products covered by an extended warranty agreement are deferred and recognized as revenue ratably over the life of the extended service agreement. The prices we charge our primary customer, EES, related to sales of products are subject to retroactive annual adjustment based on a fixed percentage of the actual sales prices achieved by EES on sales to end customers made during each fiscal year. To the extent that we can reasonably estimate the end-customer prices received by EES, we record sales to EES based upon these estimates. If we are unable to reasonably estimate end customer sales prices related to certain products sold to EES, we record revenue related to these product sales at the minimum (i.e., floor) price provided for under our distribution agreement with EES.

Impairment or Disposal of Long-Lived Assets. We account for long-lived assets in accordance with the provisions of SFAS No. 144. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of June 30, 2004, the most significant long-lived assets on our balance sheet relate to assets recorded in connection with the acquisition of Cardiosonix and gamma detection device patents related to ILM. The recoverability of the capitalized cost of these assets is based on the financial projections and models related to the future sales success of Cardiosonix' products and the continuing success of our gamma detection product line. As such, these assets could be subject to significant adjustment should the Cardiosonix technology not be successfully commercialized or the sales amounts in our current projections not be realized.

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

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of our company. From time to time, our representatives and we may make written or oral forward-looking statements, including statements contained in this report and other company filings with the SEC and in our reports to stockholders. Statements that relate to other than strictly historical facts, such as statements about our plans and strategies, expectations for future financial performance, new and existing products and technologies, and markets for our products are forward-looking statements within the meaning of the Act. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and other similar expressions identify forward-looking statements. The forward-looking statements are and will be based on our then-current views and assumptions regarding future events and operating performance, and speak only as of their dates. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors including, but not limited to, our limited revenues, accumulated deficit, future capital needs, uncertainty of capital funding, dependence on limited product line and exclusive distributor, uncertainty of market acceptance, competition, limited marketing and manufacturing experience, and other risks detailed in our most recent Annual Report on Form 10-KSB and other SEC filings. We undertake no obligation to publicly update or revise any forward-looking statements.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

         32.2 Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

 (B)     REPORTS ON FORM 8-K

         On May 12, 2004, we furnished a Current Report on Form 8-K (dated May 12, 2004) with the Securities and Exchange Commission pursuant to Item 12 (under Item 9) in connection with our May 12, 2004 press release announcing our consolidated financial results for the first quarter ended March 31, 2004.

ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               NEOPROBE CORPORATION
                               (the Company)
                               Dated: August 16, 2004

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