Form 10QSB
period 2004-09-30
NEOPROBE CORP
filed 2004-11-15
CIK 810509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

           (Mark One)

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2004

                                       OR

            [_] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
                                  EXCHANGE ACT

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


                                  614.793.7500
                           (Issuer's telephone number)


          58,288,057 SHARES OF COMMON STOCK, PAR VALUE $.001 PER SHARE

(Number of shares of issuer's common equity outstanding as of the close of business on November 1, 2004)

Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS                                                   SEPTEMBER 30,    DECEMBER 31,
                                                            2004              2003
                                                         (UNAUDITED)
                                                         ----------        ----------
Current assets:
   Cash and cash equivalents                             $3,008,201        $1,588,760
   Accounts receivable, net                                 746,424         1,107,800
   Inventory                                                946,664         1,008,326
   Prepaid expenses and other                               146,898           346,449
                                                         ----------        ----------

      Total current assets                                4,848,187         4,051,335
                                                         ----------        ----------

Property and equipment                                    2,317,282         2,237,741
   Less accumulated depreciation and amortization         1,971,192         1,875,028
                                                         ----------        ----------

                                                            346,090           362,713
                                                         ----------        ----------

Patents and trademarks                                    3,173,608         3,156,101
Non-compete agreements                                      584,516           584,516
Acquired technology                                         237,271           237,271
                                                         ----------        ----------
                                                          3,995,395         3,977,888
   Less accumulated amortization                          1,366,000         1,042,373
                                                         ----------        ----------

                                                          2,629,395         2,935,515
                                                         ----------        ----------

Other assets                                                137,515            35,479
                                                         ----------        ----------

         Total assets                                    $7,961,187        $7,385,042
                                                         ==========        ==========

CONTINUED

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS, CONTINUED

LIABILITIES AND STOCKHOLDERS' EQUITY                                                   SEPTEMBER 30,         DECEMBER 31,
                                                                                           2004                  2003
                                                                                        (UNAUDITED)
                                                                                       -------------         -------------
Current liabilities:
   Note payable to CEO, net of discount of $101,520                                    $     148,480         $          --
   Notes payable to finance companies                                                             --               192,272
   Capital lease obligations, current                                                         13,499                 9,731
   Accrued liabilities                                                                       302,331               227,306
   Accounts payable                                                                          230,679               225,032
   Deferred revenue, current                                                                 202,106               886,657
                                                                                       -------------         -------------

      Total current liabilities                                                              897,095             1,540,998
                                                                                       -------------         -------------

Note payable to CEO, net of discount of $12,702                                                   --               237,298
Note payable to investor, net of discount of $32,496                                              --               217,504
Capital lease obligations                                                                     33,903                24,009
Deferred revenue                                                                              47,184                68,930
Other liabilities                                                                             51,452                37,358
                                                                                       -------------         -------------

         Total liabilities                                                                 1,029,634             2,126,097
                                                                                       -------------         -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock; $.001 par value; 5,000,000 shares authorized at September
      30, 2004 and December 31, 2003; none issued and outstanding (500,000 shares designated as Series A, $.001 par value, at September 30, 2004 and
      and December 31, 2003; none issued and outstanding)                                         --                    --
   Common stock; $.001 par value; 100,000,000 shares
      authorized, 58,287,057 shares issued and outstanding at September 30,
      2004; 75,000,000 shares authorized, 51,520,723 shares issued and
      outstanding at December 31, 2003                                                        58,287                51,521
   Additional paid-in capital                                                            130,607,605           127,684,555
   Accumulated deficit                                                                  (123,734,339)         (122,477,131)
                                                                                       -------------         -------------

         Total stockholders' equity                                                        6,931,553             5,258,945
                                                                                       -------------         -------------

            Total liabilities and stockholders' equity                                 $   7,961,187         $   7,385,042
                                                                                       =============         =============

        See accompanying notes to the consolidated financial statements.

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                     THREE MONTHS ENDED
                                                       SEPTEMBER 30,                             SEPTEMBER 30,
                                              ---------------------------------         ---------------------------------
                                                 2004                  2003                 2004                 2003
                                              ------------         ------------         ------------         ------------
Revenues:
   Net sales                                  $  1,525,134         $    927,949         $  4,098,679         $  3,868,655
   License and other revenue                       200,000              257,588              600,000              745,633
                                              ------------         ------------         ------------         ------------
      Total revenues                             1,725,134            1,185,537            4,698,679            4,614,288
                                              ------------         ------------         ------------         ------------

Cost of goods sold                                 643,303              497,458            1,692,084            2,112,247
                                              ------------         ------------         ------------         ------------

Gross profit                                     1,081,831              688,079            3,006,595            2,502,041
                                              ------------         ------------         ------------         ------------

Operating expenses:
   Research and development                        588,435              508,693            1,766,265            1,365,277
   Selling, general and administrative             695,399              755,104            2,361,941            2,230,693
                                              ------------         ------------         ------------         ------------
      Total operating expenses                   1,283,834            1,263,797            4,128,206            3,595,970
                                              ------------         ------------         ------------         ------------

Loss from operations                              (202,003)            (575,718)          (1,121,611)          (1,093,929)
                                              ------------         ------------         ------------         ------------

Other income (expenses):
   Interest income                                   8,367               19,695               13,724               24,834
   Interest expense                                (42,494)             (99,520)            (158,647)            (140,182)
   Other                                            (2,628)              (3,571)               9,326               (7,777)
                                              ------------         ------------         ------------         ------------
      Total other expenses                         (36,755)             (83,396)            (135,597)            (123,125)
                                              ------------         ------------         ------------         ------------

Net loss                                      $   (238,758)        $   (659,114)        $ (1,257,208)        $ (1,217,054)
                                              ============         ============         ============         ============

Net loss per common share:
   Basic                                      $       0.00         $      (0.02)        $      (0.02)        $      (0.03)
   Diluted                                    $       0.00         $      (0.02)        $      (0.02)        $      (0.03)

Weighted average shares outstanding:
   Basic                                        58,076,622           38,555,261           56,290,885           38,454,446
   Diluted                                      58,076,622           38,555,261           56,290,885           38,454,446

        See accompanying notes to the consolidated financial statements.

NEOPROBE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                              -------------------------------
                                                                 2004                2003
                                                              -----------         -----------
Cash flows from operating activities:
   Net loss                                                   $(1,257,208)        $(1,217,054)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
      Depreciation and amortization                               444,021             555,388
      Amortization of debt discount and offering costs            130,539              61,818
      Other                                                       130,831             107,599
      Change in operating assets and liabilities:
         Accounts receivable                                      361,376            (387,446)
         Inventory                                                 51,497              10,474
         Prepaid expenses and other assets                        125,857             160,733
         Accrued and other liabilities                             89,120             138,036
         Accounts payable                                           5,647             119,631
         Deferred revenue                                        (706,297)           (468,555)
                                                              -----------         -----------

      Net cash used in operating activities                      (624,617)           (919,376)
                                                              -----------         -----------

Cash flows from investing activities:
   Purchases of property and equipment                            (67,310)            (63,195)
   Proceeds from sales of property and equipment                      375                  --
   Patent and trademark costs                                     (17,506)            (20,783)
                                                              -----------         -----------

      Net cash used in investing activities                       (84,441)            (83,978)
                                                              -----------         -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock                       2,349,073             138,430
   Payment of offering costs                                      (15,642)             (7,972)
   Proceeds from notes payable, net of offering costs                  --             458,334
   Payment of notes payable                                      (192,272)           (172,381)
   Proceeds from secured financing                                     --             319,813
   Payments under capital leases                                  (12,660)            (10,834)
                                                              -----------         -----------

      Net cash provided by financing activities                 2,128,499             725,390
                                                              -----------         -----------

Net increase (decrease) in cash and cash equivalents            1,419,441            (277,964)

Cash and cash equivalents, beginning of period                  1,588,760             700,525
                                                              -----------         -----------

Cash and cash equivalents, end of period                      $ 3,008,201         $   422,561
                                                              ===========         ===========

        See accompanying notes to the consolidated financial statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The information as of September 30, 2004 and 2003 and for the periods then ended is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Neoprobe Corporation (Neoprobe or we) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results for the interim period are not necessarily indicative of results to be expected for the year. The financial statements should be read in conjunction with Neoprobe's audited financial statements for the year ended December 31, 2003, which were included as part of our Annual Report on Form 10-KSB.

      Our consolidated financial statements include the accounts of Neoprobe and our wholly-owned subsidiary, Cardiosonix Ltd. (Cardiosonix). All significant inter-company accounts were eliminated in consolidation.

2.    COMPREHENSIVE INCOME (LOSS)

      We had no accumulated other comprehensive income (loss) activity during the three-month and nine-month periods ended September 30, 2004 and 2003.

3.    EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings
      (loss) per share is calculated using the weighted average number of common shares outstanding during the periods, adjusted for the effects of convertible securities, options and warrants, if dilutive.


                                         THREE MONTHS ENDED                        THREE MONTHS ENDED
                                         SEPTEMBER 30, 2004                         SEPTEMBER 30, 2003
                                    -------------------------------         -------------------------------
                                       BASIC              DILUTED             BASIC             DILUTED
                                      EARNINGS            EARNINGS            EARNINGS          EARNINGS
                                     PER SHARE           PER SHARE           PER SHARE          PER SHARE
                                    -----------         -----------         -----------         -----------
Outstanding shares                   58,287,057          58,287,057          39,148,426          39,148,426
Effect of weighting changes
   in outstanding shares                (80,435)            (80,435)           (463,165)           (463,165)
Contingently issuable shares           (130,000)           (130,000)           (130,000)           (130,000)
                                    -----------         -----------         -----------         -----------

Adjusted shares                      58,076,622          58,076,622          38,555,261          38,555,261
                                    ===========         ===========         ===========         ===========

                                           NINE MONTHS ENDED                    NINE MONTHS ENDED
                                          SEPTEMBER 30, 2004                   SEPTEMBER 30, 2003
                                    -------------------------------         -------------------------------
                                       BASIC              DILUTED              BASIC              DILUTED
                                      EARNINGS            EARNINGS            EARNINGS           EARNINGS
                                     PER SHARE           PER SHARE           PER SHARE           PER SHARE
                                    -----------         -----------         -----------         -----------
Outstanding shares                   58,287,057          58,287,057          39,148,426          39,148,426
Effect of weighting changes
   in outstanding shares             (1,866,172)         (1,866,172)           (563,980)           (563,980)
Contingently issuable shares           (130,000)           (130,000)           (130,000)           (130,000)
                                    -----------         -----------         -----------         -----------

Adjusted shares                      56,290,885          56,290,885          38,454,446          38,454,446
                                    ===========         ===========         ===========         ===========

      There is no difference in basic and diluted loss per share related to the three-month and nine-month periods ended September 30, 2004 and 2003. The net loss per common share for these periods excludes the number of common shares issuable upon exercise of outstanding stock options and warrants into our common stock since such inclusion would be anti-dilutive.

4.    INVENTORY

      The components of inventory are as follows:

                                                    SEPTEMBER 30,     DECEMBER 31,
                                                        2004              2003
                                                    (UNAUDITED)
                                                     ----------        ----------
                Materials and component parts        $  608,713        $  747,788
                Work in process                          59,415                --
                Finished goods                          278,536           260,538
                                                     ----------        ----------

                                                     $  946,664        $1,008,326
                                                     ==========        ==========

5.    INTANGIBLE ASSETS

      The major classes of intangible assets are as follows:

                                       SEPTEMBER 30, 2004                  DECEMBER 31, 2003
                                          (UNAUDITED)
                                ------------------------------     -------------------------------
                                GROSS CARRYING     ACCUMULATED      GROSS CARRYING      ACCUMULATED
                                    AMOUNT         AMORTIZATION         AMOUNT         AMORTIZATION
                                 -----------        ----------       -----------        ----------
    Patents and trademarks        $3,173,608        $  868,115        $3,156,101        $  678,160
    Non-compete agreements           584,516           403,875           584,516           295,486
    Acquired technology              237,271            94,010           237,271            68,727
                                  ----------        ----------        ----------        ----------

    Total                         $3,995,395        $1,366,000        $3,977,888        $1,042,373
                                  ==========        ==========        ==========        ==========

      The estimated future amortization expenses for the next five fiscal years are as follows:

                                                           ESTIMATED
                                                         AMORTIZATION
                                                            EXPENSE
                                                       ----------------
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

      The activity in the warranty reserve account for the three-month and nine-month periods ended June 30, 2004 and 2003 is as follows:

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                              -------------------------         -------------------------
                                                2004             2003             2004             2003
                                              --------         --------         --------         --------
     Warranty reserve at
        beginning of period                   $ 46,000         $ 58,000         $ 53,000         $ 35,000
     Provision for warranty claims and
        changes in reserve for
        warranties                              (1,000)          (4,914)          (8,000)          31,615
     Payments charged against the
        reserve                                     --              (86)              --          (13,615)
                                              --------         --------         --------         --------

     Warranty reserve at end of period        $ 45,000         $ 53,000         $ 45,000         $ 53,000
                                              ========         ========         ========         ========

7.    NOTES PAYABLE

      During April 2003, we completed a bridge loan agreement with our President and CEO, David Bupp. Under the terms of the agreement, Mr. Bupp advanced us $250,000. In consideration for the loan, we issued a note to Mr. Bupp in the principal amount of $250,000. The note is secured by general assets of the company, excluding accounts receivable. In addition, we issued Mr. Bupp 375,000 warrants to purchase common stock at an exercise price of $0.13 per share, expiring in April 2008. The per share value of these warrants was $0.10 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 2.9%, volatility of 139% and no expected dividend rate. Interest accrues on the note at 8.5% per annum, payable monthly, and the note was originally due on June 30, 2004. On March 8, 2004, at the request of the Board of Directors, Mr. Bupp agreed to extend the due date of the note from June 30, 2004 to June 30, 2005. In exchange for extending the due date of the note, we issued Mr. Bupp an additional 375,000 warrants to purchase our common stock at an exercise price of $0.50 per share, expiring in March 2009. The per share value of these warrants was $0.46 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 2.7%, volatility of 152% and no expected dividend rate. The total estimated fair values for the warrants issued to Mr. Bupp in April 2003 and March 2004 were $31,755 and $171,801, respectively. These amounts were recorded as discounts on the note and are being amortized over the period of the note. At September 30, 2004, the unamortized discounts related to Mr. Bupp's note totaled $101,520.

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

8.    STOCK OPTIONS AND RESTRICTED STOCK

      During the first nine months of 2004, the Board of Directors granted options to consultants, employees and certain non-employee directors to purchase 1.7 million shares of common stock, exercisable at an average price of $0.42 per share, vesting over three years. We recognized $129,000 of research and development expense related to options granted to consultants in the first nine months of 2004. As of September 30, 2004, we have 4.3 million options outstanding under three stock option plans. Of the outstanding options, 2.0 million options have vested as of September 30, 2004, at an average exercise price of $0.60 per share.

      The following table illustrates the effect on net loss and net loss per share if compensation cost for our stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards
      (SFAS) No. 123, Accounting for Stock-Based Compensation:

                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                            -------------------------------
                                                                2004               2003
                                                            -------------     -------------
           Net loss, as reported                            $   (238,758)     $   (659,114)
           Deduct:  Total stock-based employee
              compensation expense determined under
              fair value based method for all awards             (78,228)          (39,997)
                                                            ------------      ------------

           Pro forma net loss                               $   (316,986)     $   (699,111)
                                                            ============      ============

           Loss per common share:
              As reported (basic and diluted)               $      (0.00)     $      (0.02)
              Pro forma (basic and diluted)                 $      (0.01)     $      (0.02)

                                                                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                            -------------------------------
                                                                2004               2003
                                                            -------------     -------------
           Net loss, as reported                            $   (238,758)     $   (659,114)

           Net loss, as reported                            $ (1,257,208)     $ (1,217,054)
           Add:  Total stock-based employee
              compensation expense included
              in reported net loss                                    --            39,990
           Deduct:  Total stock-based employee
              compensation expense determined
              under fair value based method for
              all awards                                        (186,363)         (164,970)
                                                            ------------      ------------

           Pro forma net loss                               $ (1,443,571)     $ (1,342,034)
                                                            ============      ============

           Loss per common share:
              As reported (basic and diluted)               $      (0.02)     $      (0.03)
              Pro forma (basic and diluted)                 $      (0.03)     $      (0.03)


      During the first quarter of 2003, we vested 310,000 shares of previously restricted stock related to new or amended employment agreements of three of our officers. We recognized $39,990 of compensation expense related to this in the first quarter of 2003.

9.    STOCK WARRANTS

      In November 2003, we completed a $2.8 million placement of common stock and warrants for net proceeds of $2.4 million. In the placement, 12.2 million shares of common stock were issued at $0.23 per share, and Series R warrants were issued to purchase an additional 6.1 million shares of common stock at $0.28 per share. In addition, we paid $291,000 in cash and issued 1.4 million Series S warrants to purchase common stock at $0.28 per share as fees to the placement agents. All warrants issued in connection with the placement expire in October 2008. The per share value of these warrants was $0.31 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 3.2%, volatility of 151% and no expected dividend rate. A registration statement registering for resale the common stock and warrants issued in the private placement was declared effective on December 17, 2003. During the first nine months of 2004, 3,308,327 of these warrants were exercised and we realized net proceeds of $865,563.

      During 2003, an investment banking firm, Alberdale Capital LLC (Alberdale), assisted us in arranging an accounts receivable financing transaction. In exchange for Alberdale's services, we issued them warrants to purchase 78,261 shares of our common stock. During the first quarter of 2004, Alberdale exercised these warrants on a cashless basis in exchange for 53,500 shares of common stock.

      At September 30, 2004 there are 5.6 million warrants outstanding to purchase our common stock. The warrants are exercisable at prices ranging from $0.13 to $0.75 per share with a weighted average exercise price per share of $0.28.

10.   COMMON STOCK PURCHASE AGREEMENT

      On November 19, 2001, we entered into a common stock purchase agreement with an investment fund, Fusion Capital Fund II, LLC (Fusion) for the issuance and purchase of our common stock. Under the stock purchase agreement, Fusion committed to purchase up to $10 million of our common stock over a forty-month period that commenced in May 2002. A registration statement registering for resale up to 5 million shares of our common stock became effective on April 15, 2002. Under the terms of the agreement, we can request daily drawdowns, subject to a daily base amount currently set at $12,500. The number of shares we are to issue to Fusion in return for that money will be based on the lower of (a) the closing sale price for our common stock on the day of the draw request or (b) the average of the three lowest closing sales prices for our common stock during a twelve day period prior to the draw request. However, no shares may be sold to Fusion at lower than a floor price currently set at $0.30, which may be reduced by us, but in no case below $0.20 without Fusion's prior consent. During the first nine months of 2004, we sold Fusion a total of 2,350,000 shares of common stock and realized net proceeds of $1,468,874. We also issued Fusion 66,129 shares of common stock for commitment fees related to the sales of our common stock to them during the first nine months of 2004.

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

                                                   GAMMA         GAMMA          BLOOD
     ($ AMOUNTS IN THOUSANDS)                    DETECTION     DETECTION        FLOW
     THREE MONTHS ENDED SEPT. 30, 2004             DRUGS        DEVICES        DEVICES      UNALLOCATED       TOTAL
     ----------------------------------------- -------------- ------------- ------------ --------------- --------------
     Net sales:
        United States1                          $    --         $ 1,474        $    --         $    --         $ 1,474
        International                                --              24             27              --              51
     License and other revenue                       --             200             --              --             200
     Research and development expenses               83              54            451              --             588
     Selling, general and administrative
        expenses                                     --              --             --             695             695
     Income (loss) from operations2                 (83)          1,039           (463)           (695)           (202)
     Other income (expenses)                         --              --             --             (37)            (37)

     THREE MONTHS ENDED SEPT. 30, 2003
     ---------------------------------

     Net sales:
        United States1                          $    --         $   900        $    --         $    --         $   900
        International                                --               4             24              --              28
     License and other revenue                       --             258             --              --             258
     Research and development expenses                8             150            351              --             509
     Selling, general and administrative
        expenses                                     --              --             --             755             755
     Income (loss) from operations2                  (8)            524           (337)           (755)           (576)
     Other income (expenses)                         --              --             --             (83)            (83)

                                                   GAMMA         GAMMA         BLOOD
     ($ AMOUNTS IN THOUSANDS)                    DETECTION     DETECTION       FLOW
     NINE MONTHS ENDED SEPT. 30, 2004              DRUGS        DEVICES       DEVICES        UNALLOCATED       TOTAL
     ----------------------------------------- -------------- ------------- ------------ --------------- ---------------
     Net sales:
        United States1                          $    --         $ 3,970        $    --         $    --         $ 3,970
        International                                --              64             65              --             129
     License and other revenue                       --             600             --              --             600
     Research and development expenses              310             335          1,121              --           1,766
     Selling, general and administrative
        expenses                                     --              --             --           2,362           2,362
     Income (loss) from operations2                (310)          2,713         (1,163)         (2,362)         (1,122)
     Other income (expenses)                         --              --           (136)           (136)

     NINE MONTHS ENDED SEPT. 30, 2003
     --------------------------------

     Net sales:
        United States1                          $    --         $ 3,636        $    --         $    --         $ 3,636
        International                                --               8            225              --             233
     License and other revenue                       --             746             --              --             746
     Research and development expenses               19             327          1,019              --           1,365
     Selling, general and administrative
        expenses                                     --              --             --           2,231           2,231
     Income (loss) from operations2                 (19)          1,996           (840)         (2,231)         (1,094)
     Other income (expenses)                         --              --             --            (123)           (123)

      1 All sales to EES are made in the United States. EES distributes the product globally through its international affiliates.

      2 Income (loss) from operations does not reflect the allocation of selling, general and administrative costs to the operating segments.

12.   SUPPLEMENTAL DISCLOSURE FOR STATEMENTS OF CASH FLOWS

      During the first nine months of 2004, we purchased equipment under capital leases totaling $27,000. During the first nine months of 2004 and 2003, we transferred $10,000 and $14,000, respectively, in inventory to fixed assets related to the maintenance of a pool of service loaner equipment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Neoprobe Corporation is a biomedical technology company that provides innovative surgical and diagnostic products that enhance patient care by meeting the critical decision-making needs of physicians. The December 2001 acquisition of Cardiosonix expanded our potential product offerings beyond the neo2000 gamma detection device which is marketed in the oncology arena into the area of blood flow measurement and cardiac care. Cardiosonix is in the process of developing and commercializing a unique line of proprietary blood flow monitoring devices for a variety of diagnostic and surgical applications and has received marketing clearance for two of its products, Quantix/ND(TM) and Quantix/OR(TM), in Europe and in the U.S. In addition to our medical device products, we have two radiopharmaceutical products, RIGScan(R) CR and Lymphoseek(TM), in the advanced phases of clinical development.

Our overall operating results for the first nine months of 2004 were below our original expectations for the year. Revenue from our gamma detection device product line year-to-date was in line to slightly higher than our expectations; however, sales of our blood flow measurement devices were below our expectations due, we believe, to the need for certain product enhancements which we are in the process of completing and implementing. In addition, we incurred expenses during the first nine months of 2004 related to our RIGScan CR and Lymphoseek product development initiatives to continue to move clinical development efforts forward in preparation for Phase III clinical trials that we hope will lead to the approval of these products. The combination of these events contributed to a greater than originally expected operating loss for the first nine months of 2004.

We will continue to invest in marketing and development support for our blood flow products during 2004 as we complete the product refinement efforts initiated during the second quarter and finalize regulatory activities related to the refinements. In addition, we expect to incur expenses during the remainder of 2004 in preparation for Phase III clinical trials for RIGScan CR and Lymphoseek; however, the bulk of expenses related to these clinical trials will not be incurred until after the clinical trials commence, currently expected to be in the first half of 2005. We submitted a Phase III protocol for RIGScan CR at the end of June 2004 and received feedback on the trial design in October 2004. In addition, we are preparing a formal IND submission to the FDA to propose the design of the pivotal evaluation of Lymphoseek as a lymphatic tissue targeting agent and have already submitted the Pre-IND meeting request. At present, we estimate the combined expenses to conduct Phase III clinical trials for both drugs will total approximately $20 million. However, total expenses for these projects may change based on feedback from the regulatory agencies and/or modifications made to trial designs. Currently, it is our intent to finance the estimated $5 million cost to complete the Phase III trial for Lymphoseek through additional equity financing and to seek a development partner to assist in or take full responsibility for funding of RIGScan CR development.

We anticipate generating a profit from the sale of our gamma detection devices for 2004; however, we expect to continue to show a loss for our blood flow device product line for 2004 due to continued development expenses and the ongoing marketing and administrative support costs we believe are necessary to effectively commercialize the product line. As a result of lower than expected blood flow device sales thus far in 2004 coupled with the costs we have incurred in modifications we have completed, we expect the overall loss for the year related to blood flow products to be greater than the loss incurred in 2003. Our overall operating results for 2004 will also be affected by the amount of development costs for radiopharmaceutical development we fund prior to securing a development partner. Given the delays in revenue from our Quantix(R) product line and our current intent to fund all Lymphoseek clinical development and at least some portion of RIGScan CR preparation and clinical trial costs prior to securing a development partner, we do not expect to achieve operating profitability before the end of 2004. In addition, we cannot assure you that we will achieve or be able to sustain profitability in the future.

RESULTS OF OPERATIONS

Revenue for the first nine months of 2004 increased $84,000, or 2%, to $4.7 million from $4.6 million for the same period in 2003. Operating expenses as a percentage of net sales increased in the first nine months of 2004 as compared to the same period in 2003, due primarily to the increased development and marketing expenses related to our blood flow measurement business coupled with development of our radiopharmaceutical products. Research and development expenses, as a percentage of net sales, increased to 43% during the first nine months of 2004 from 35% during the same period in 2003. Selling, general and administrative expenses, as a percentage of net sales, remained steady at 58% during the first nine months of 2004 and 2003. Due to the ongoing development activities of the company, research and development expenses are expected to be higher as a percentage of sales for 2004 than they were in 2003. In addition, as we move forward with commercialization activities related to the Quantix product line, selling expenses are expected to push our selling, general and administrative expenses as a percentage of sales higher in 2004 than 2003.

Three Months Ended September 30, 2004 and 2003

Net Sales and Margins. Net sales, primarily comprised of our gamma detection systems, increased $597,000, or 64%, to $1.5 million during the third quarter of 2004 from $928,000 during the same period in 2003. Gross margins on net sales increased to 58% of net sales for the third quarter of 2004 compared to 46% of net sales for the same period in 2003.

The increase in net sales was primarily a result of a $570,000 increase in gamma device sales and a $24,000 increase in gamma device service revenue. In 2003, EES weighted their purchases of our gamma devices toward the first half of the year. In 2004, EES has more evenly spread its purchases to-date and firmly committed purchases for the remainder of the year. As a result, we expect gamma device revenue for 2004 to be generally consistent with gamma device sales for 2003. During the fourth quarter of 2003 and the first half of 2004, we identified a market need for certain product enhancements to our blood flow measurement devices that we are in the process of implementing. As a result, our sales efforts will be affected until the enhancements can be launched, which we expect to occur in the fourth quarter of this year. We expect blood flow sales to begin to pick up during the first quarter of 2005.

The increase in gross margins was primarily due to decreases in the unit costs to manufacture our neo2000(R) control unit resulting from internal design changes and a lower cost structure at the new contract manufacturer.

License and Other Revenue. License and other revenue in the third quarters of 2004 and 2003 included $200,000 from the pro-rata recognition of license fees related to the distribution agreement with EES. License and other revenue in the third quarter of 2003 also included $58,000 from the reimbursement by EES of certain product development costs. The license fees related to our distribution agreement with EES have been fully amortized into income as of the end of the third quarter of 2004.

Research and Development Expenses. Research and development expenses increased $80,000 or 16% to $588,000 during the third quarter of 2004 from $509,000 during the same period in 2003. Research and development expenses in the third quarter of 2004 included approximately $71,000 in gamma detection drug development costs, $29,000 related to our gamma detection devices and $286,000 in development costs related to the Quantix products. This compares to expenses of $28,000, $13,000 and $309,000 in these relative segment categories in the same period in 2003. The changes within each segment were primarily due to (i) efforts to support the re-initiation of our RIGScan CR research effort and to move our development of Lymphoseek forward, (ii) development activities related to updated versions of our neo2000 control unit and detector probes, and (iii) the costs of product refinement activities related to the Quantix/OR offsetting cost savings from headcount reductions at our facility in Israel, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $60,000 or 8% to $695,000 during the third quarter of 2004 from $755,000 during the same period in 2003. The decrease was primarily due to decreases in consulting services, bad debt expenses, depreciation and amortization, professional services, and space costs. These decreases were partially offset by increases in board meeting expenses and investor relations services.

Other Income (Expenses). Other expenses decreased $47,000 or 56% to $37,000 during the third quarter of 2004 from $83,000 during the same period in 2003. The primary reason for the decrease was $30,000 in interest expense related to the factoring of our accounts receivable during the third quarter of 2003. In addition, we recorded decreased interest expense on debt financings entered into during 2003. Of this interest expense, $35,000 and $39,000 in the third quarters of 2004 and 2003, respectively, was non-cash in nature related to the amortization of debt discounts resulting from the warrants and beneficial conversion feature issued in connection with these debt financings.

Nine Months Ended September 30, 2004 and 2003

Net Sales and Margins. Net sales, primarily of our gamma detection systems, increased $230,000, or 6%, to $4.1 million during the first nine months of 2004 from $3.9 million during the same period in 2003. Gross margins on net sales increased to 59% of net sales for the first nine months of 2004 compared to 45% of net sales for the same period in 2003.

The increase in net sales was primarily a result of a $302,000 increase in gamma device sales and a $126,000 increase in gamma device service revenue, offset by a $198,000 decrease in sales of our blood flow measurement devices. We expect gamma device revenue for 2004 to be generally consistent with gamma device sales for 2003. During the fourth quarter of 2003 and the first half of 2004, we identified a market need for certain product enhancements to our blood flow measurement devices that we are in the process of implementing. As a result, our sales efforts will be affected until the enhancements can be launched, which we expect to occur in the fourth quarter of this year. We expect blood flow sales to begin to pick up during the first quarter of 2005.

The increase in gross margins was primarily due to decreases in the unit costs to manufacture our neo2000 control unit resulting from internal design changes and a lower cost structure at the new contract manufacturer. Cost of goods sold for 2004 included a $78,000 charge for inventory obsolescence primarily related to design changes in our Quantix product line.

License and Other Revenue. License and other revenue in the first nine months of 2004 and 2003 included $600,000 from the pro-rata recognition of license fees related to the distribution agreement with EES. License and other revenue in the first nine months of 2003 also included $146,000 from the reimbursement by EES of certain product development costs.

Research and Development Expenses. Research and development expenses increased $401,000 or 29% to $1.8 million during the first nine months of 2004 from $1.4 million during the same period in 2003. Research and development expenses in the first nine months of 2004 included approximately $270,000 in gamma detection drug development costs, $159,000 related to our gamma detection devices and $792,000 related to the Quantix products. This compares to expenses of $28,000, $39,000 and $899,000 in these relative segment categories in the same period in 2003. The changes in each segment were primarily due to (i) efforts to support the re-initiation of our RIGScan CR research effort and to move our development of Lymphoseek forward, (ii) development activities related to updated versions of our neo2000 control unit and detector probes, and (iii) the costs of product refinement activities related to the Quantix/OR offsetting cost savings from headcount reductions at our facility in Israel, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $131,000 or 6% to $2.4 million during the first nine months of 2004 from $2.2 million during the same period in 2003. The increase was primarily due to increases of $125,000 in marketing expenses related to the marketing activities in support of the launch of our Quantix line of blood flow products, $81,000 in increased wages and benefits, and $58,000 in professional services coupled with increased investor relations services costs and board meeting expenses, offset by decreases of $81,000 in depreciation and amortization expenses, $51,000 in consulting services as well as decreases in space costs and bad debt expense. Selling, general and administrative expenses in the first nine months of 2003 also included $30,000 in impairment of intellectual property that we did not believe had ongoing value to the business.

Other Income (Expenses). Other expenses increased $12,000 to $136,000 during the first nine months of 2004 from $123,000 during the same period in 2003. The primary reason for the increase was an increase in interest expense on debt financings entered into during 2003. Of this interest expense, $132,000 and $62,000 in the first nine months of 2004 and 2003, respectively, was non-cash in nature related to the amortization of debt discounts resulting from the warrants and beneficial conversion feature issued in connection with the underlying debt agreements. Other expenses during the first nine months of 2004 also included $17,000 in income related to miscellaneous refunds. Other expenses during the first nine months of 2003 included $30,000 in interest expense related to the factoring of our accounts receivable.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. Cash used in operations decreased $295,000 to $625,000 used during the first nine months of 2004 from $919,000 used during the same period in 2003. Working capital increased $1.4 million to $4.0 million at September 30, 2004 as compared to $2.5 million at December 31, 2003. The current ratio increased to 5.4:1 at September 30, 2004 from 2.6:1 at December 31, 2003. The increase in working capital was primarily related to cash generated from the sale of our common stock and the exercise of warrants combined with recognition of non-cash license fees related to our distribution agreement with EES.

Cash balances increased to $3.0 million at September 30, 2004 from $1.6 million at December 31, 2003, primarily due to the cash generated from the sale of our common stock and the exercise of warrants, offset by increased operating expenses during the first nine months of 2004.

Accounts receivable decreased to $746,000 at September 30, 2004 from $1.1 million at December 31, 2003. We expect receivable levels to continue to fluctuate over the remainder of 2004 as the level of accounts receivable is greatly dependent on the timing of purchases and payments by EES as well as the potential effect of sales of blood flow products.

Inventory levels decreased to $947,000 at September 30, 2004 as compared to $1.0 million at December 31, 2003. We expect inventory levels to increase over the remainder of 2004 as we re-establish our gamma device safety stock and build finished units of our blood flow products in preparation for broader distribution.

Investing Activities. Cash used in investing activities remained constant at $84,000 during the first nine months of 2004 and 2003. Capital expenditures in the first nine months of 2004 were primarily related to purchases of technology infrastructure. Capital expenditures in the first nine months of 2003 were primarily purchases of production tools and equipment in preparation for the manufacture of our Quantix line of blood flow measurement devices. Capital needs for the remainder of 2004 are expected to be consistent with 2003.

Financing Activities. Financing activities generated $2.1 million in cash in the first nine months of 2004 versus $725,000 provided during the same period in 2003.

On November 19, 2001, we entered into a common stock purchase agreement with an investment fund, Fusion Capital Fund II, LLC (Fusion) for the issuance and purchase of our common stock. Under the stock purchase agreement, Fusion committed to purchase up to $10 million of our common stock over a forty-month period that commenced in May 2002. A registration statement registering for resale up to 5 million shares of our common stock became effective on April 15, 2002. Under the terms of the agreement, we can request daily drawdowns, subject to a daily base amount currently set at $12,500. The number of shares we are to issue to Fusion in return for that money is based on the lower of (a) the closing sale price for our common stock on the day of the draw request or (b) the average of the three lowest closing sales prices for our common stock during a twelve-day period prior to the draw request. However, no shares may be sold to Fusion at lower than a floor price currently set at $0.30, which may be reduced by us, but in no case below $0.20 without Fusion's prior consent. Upon execution of the common stock purchase agreement, we issued 449,438 shares of our common stock to Fusion as a commitment fee. During the second half of 2003, we sold Fusion a total of 473,869 shares of common stock and realized net proceeds of $143,693. We issued Fusion 6,462 shares of common stock for commitment fees related to the sales of our common stock to them during 2003. During the first nine months of 2004, we sold Fusion a total of 2,350,000 shares of common stock and realized net proceeds of $1,468,874. We also issued Fusion 66,129 shares of common stock for commitment fees related to the sales of our common stock to them during the first nine months of 2004.

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

During October and November 2003, we executed common stock purchase agreements with third parties introduced to us by another investment banking firm, Rockwood, Inc., for the purchase of 12,173,914 shares of our common stock at a price of $0.23 per share for net proceeds of $2.4 million. In addition, we agreed to issue the purchasers warrants to purchase 6,086,959 shares of common stock at an exercise price of $0.28 per share and agreed to issue the placement agents warrants to purchase 1,354,348 shares of our common stock on similar terms. All warrants issued in connection with the transaction expire in October 2008. The per share value of these warrants was $0.31 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 3.2%, volatility of 151% and no expected dividend rate. During the first nine months of 2004, investors and placement agents who participated in this placement exercised warrants representing a total of 3,308,327 shares of common stock resulting in net proceeds of $865,563.

Our future liquidity and capital requirements will depend on a number of factors, including our ability to raise additional capital in a timely manner through additional investment, expanded market acceptance of our current products, our ability to complete the commercialization of new products, our ability to obtain milestone or development funds from potential development and distribution partners, regulatory actions by the FDA and other international regulatory bodies, and intellectual property protection. We believe we have adequate capital to assure that we can properly support our current business goals and objectives through the end of 2004 and into 2005. Our near-term priorities include preparation for Phase III clinical trials for two radiopharmaceutical products in our pipeline, RIGScan CR and Lymphoseek and the identification of a potential development partner to assist and fund RIGS development. In addition, we are moving forward with improvements to the Quantix products based on thought leader feedback received in the US and EU. We believe this will position us for improved commercial viability of the Quantix products by the beginning of 2005. We intend to fund the estimated $5 million development of Lymphoseek internally; however, the decision as to how much, if any, of the estimated total of $15 million in RIGS development costs to fund internally versus through a potential development partner has not yet been determined. As a result, we will likely have to raise additional capital to fund the incremental development of Lymphoseek. However, we cannot assure you that we will be able to raise such capital on terms acceptable to us, or at all. We also cannot assure you that we will be able to achieve significant product revenues from our current or potential new products. In addition, we cannot assure you that we will achieve profitability in 2004 or in the future.

CRITICAL ACCOUNTING POLICIES

THE FOLLOWING ACCOUNTING POLICIES ARE CONSIDERED BY US TO BE CRITICAL TO OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Revenue Recognition Related to Net Sales. We currently generate revenue primarily from sales of our gamma detection products; however, sales of blood flow products constituted approximately 1% of total revenues for the first nine months of 2004 and are expected to increase in the future. We generally recognize sales revenue related to sales of our products when the products are shipped and the earnings process has been completed. Our customers have no right to return products purchased in the ordinary course of business. However, in cases where product is shipped but the earnings process is not yet completed, revenue is deferred until it has been determined that the earnings process has been completed. We also generate revenue from the service and repair of out-of-warranty products. Fees charged for service and repair on products not covered by an extended service agreement are recognized on completion of the service process when the serviced or repaired product has been returned to the customer. Fees charged for service or repair of products covered by an extended warranty agreement are deferred and recognized as revenue ratably over the life of the extended service agreement. The prices we charge our primary customer, EES, related to sales of products are subject to retroactive annual adjustment based on a fixed percentage of the actual sales prices achieved by EES on sales to end customers made during each fiscal year. To the extent that we can reasonably estimate the end-customer prices received by EES, we record sales to EES based upon these estimates. If we are unable to reasonably estimate end customer sales prices related to certain products sold to EES, we record revenue related to these product sales at the minimum (i.e., floor) price provided for under our distribution agreement with EES.

Impairment or Disposal of Long-Lived Assets. We account for long-lived assets in accordance with the provisions of SFAS No. 144. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of September 30, 2004, the most significant long-lived assets on our balance sheet relate to assets recorded in connection with the acquisition of Cardiosonix and gamma detection device patents related to ILM. The recoverability of the capitalized cost of these assets is based on the financial projections and models related to the future sales success of Cardiosonix' products and the continuing success of our gamma detection product line. As such, these assets could be subject to significant adjustment should the Cardiosonix technology not be successfully commercialized or the sales amounts in our current projections not be realized.

Inventory Valuation. We value our inventory at the lower of cost (first-in, first-out method) or market. Our valuation reflects our estimates of excess, slow moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. Write-offs are recorded when product is removed from saleable inventory. We review inventory on hand at least quarterly and record provisions for excess and obsolete inventory based on several factors, including current assessment of future product demand, anticipated release of new products into the market, historical experience and product expiration. Our industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of product approvals, variability in product launch strategies, product recalls and variation in product utilization all impact the estimates related to excess and obsolete inventory.

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

                           PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2004, the company issued 200,000 shares of its common stock, $0.01 par value, upon the exercise of Series R warrants issued to investors in the November 2003 private placement. These shares were issued without registration under the Securities Act of 1933. The company received net proceeds of $52,799 from these warrant exercises, and no discounts or commissions were paid by the company in connection therewith.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Neoprobe Corporation held its Annual Meeting of Stockholders on July 27, 2004, for the purpose of electing three directors and increasing the authorized number of shares of the Company's stock.

(b) At the Annual Meeting of Stockholders, the directors nominated were elected.

(c) The following table shows the voting tabulation for each matter voted upon at the Annual Meeting of Stockholders.

ACTION                                      FOR                 WITHHELD

Election of Directors
   Reuven Avital                         41,621,877            1,727,668
   David C. Bupp                         40,878,765            2,470,780
   Julius R. Krevans, M.D.               40,949,167            2,400,378

ACTION                                                        FOR                 AGAINST               ABSTAIN
Increase the authorized number of shares of the Company
from 80,000,000 to 105,000,000, consisting of
100,000,000 shares of common stock, $.001 par value,
and 5,000,000 shares of preferred stock, $.001 par value   40,416,200            2,805,554              127,791


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

(b)   REPORTS ON FORM 8-K

      On August 10, 2004, we furnished a Current Report on Form 8-K (dated August 10, 2004) with the Securities and Exchange Commission pursuant to
      Item 12 (under Item 9) in connection with our August 10, 2004 press release announcing our consolidated financial results for the second quarter ended June 30, 2004.

ITEMS 1, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        NEOPROBE CORPORATION
                        (the Company)
                        Dated: November 15, 2004

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