Form 10QSB
period 2005-03-31
NEOPROBE CORP
filed 2005-05-16
CIK 810509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

|X|      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended: March 31, 2005

                                       or

|_|      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                            EXCHANGE ACT
          For the transition period from _______to________

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

                                  614.793.7500
                           (Issuer's telephone number)

          58,586,008 shares of common stock, par value $.001 per share (Number of shares of issuer's common equity outstanding as of the close of business on April 29, 2005)

Transitional Small Business Disclosure Format (check one) Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets


ASSETS                                                 March 31,    December 31,
                                                         2005           2004
                                                     (unaudited)
                                                     -----------    -----------
Current assets:
   Cash and cash equivalents                         $ 5,421,172    $ 9,842,658
   Available-for-sale securities                       3,475,911             --
   Accounts receivable, net                              912,101        411,856
   Inventory                                             860,086        855,022
   Prepaid expenses and other                            255,795        327,408
                                                     -----------    -----------
      Total current assets                            10,925,065     11,436,944
                                                     -----------    -----------

Property and equipment                                 2,384,925      2,341,785
   Less accumulated depreciation and amortization      2,041,180      2,003,942
                                                     -----------    -----------
                                                         343,745        337,843
                                                     -----------    -----------

Patents and trademarks                                 3,161,469      3,155,334
Non-compete agreements                                   584,516        584,516
Acquired technology                                      237,271        237,271
                                                     -----------    -----------
                                                       3,983,256      3,977,121
   Less accumulated amortization                       1,563,887      1,458,012
                                                     -----------    -----------
                                                       2,419,369      2,519,109
                                                     -----------    -----------

Other assets                                           1,032,097      1,071,999
                                                     -----------    -----------
         Total assets                                $14,720,276    $15,365,895
                                                     ===========    ===========

Continued

Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets, continued

LIABILITIES AND STOCKHOLDERS' EQUITY                             March 31,       December 31,
                                                                   2005              2004
                                                               (unaudited)
                                                              -------------     -------------
Current liabilities:
   Notes payable to finance companies                         $     165,745     $     242,722
   Accounts payable                                                 208,377           198,912
   Accrued liabilities and other                                    309,565           378,247
   Capital lease obligations, current                                17,207            13,863
   Deferred revenue, current                                        346,238           176,192
                                                              -------------     -------------
      Total current liabilities                                   1,047,132         1,009,936
                                                              -------------     -------------

Capital lease obligations                                            43,377            30,297
Deferred revenue                                                     60,523            57,591
Notes payable to CEO, net of discounts of $30,823
   and $32,204, respectively                                         69,177            67,796
Notes payable to investors, net of discounts of $2,465,830
   and $2,576,302, respectively                                   5,534,170         5,423,698
Liability related to warrants to purchase common stock                   --         2,560,307
Other liabilities                                                    46,380            52,440
                                                              -------------     -------------
         Total liabilities                                        6,800,759         9,202,065
                                                              -------------     -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock; $.001 par value; 5,000,000 shares
      authorized at March 31, 2005 and December 31, 2004;
      none issued and outstanding (500,000 shares
      designated as Series A, $.001 par value, at
      March 31, 2005 and and December 31, 2004;
      none outstanding)                                                  --                --
   Common stock; $.001 par value; 100,000,000 shares
      authorized; 58,585,008 shares issued and outstanding
      at March 31, 2005; 58,378,143 shares issued and
      outstanding at December 31, 2004                               58,585            58,378
   Additional paid-in capital                                   134,884,054       132,123,605
   Accumulated deficit                                         (127,020,924)     (126,018,153)
   Accumulated other comprehensive loss                              (2,198)               --
                                                              -------------     -------------
         Total stockholders' equity                               7,919,517         6,163,830
                                                              -------------     -------------
            Total liabilities and stockholders' equity        $  14,720,276     $  15,365,895
                                                              =============     =============


         See accompanying notes to the consolidated financial statements

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Operations
(unaudited)



                                                Three Months Ended
                                                     March 31,
                                           ------------------------------
                                               2005              2004
                                           ------------      ------------
Revenues:
   Net sales                               $  1,465,887      $  1,225,617
   License and other revenue                         --           200,000
                                           ------------      ------------
      Total revenues                          1,465,887         1,425,617
                                           ------------      ------------

Cost of goods sold                              563,323           540,142
                                           ------------      ------------

Gross profit                                    902,564           885,475
                                           ------------      ------------

Operating expenses:
   Research and development                     638,445           583,100
   Selling, general and administrative          836,115           813,393
                                           ------------      ------------
      Total operating expenses                1,474,560         1,396,493
                                           ------------      ------------

Loss from operations                           (571,996)         (511,018)
                                           ------------      ------------

Other income (expenses):
   Interest income                               40,963               533
   Interest expense                            (327,573)          (72,358)
   Increase in warrant liability               (142,427)               --
   Other                                         (1,738)           (5,734)
                                           ------------      ------------
      Total other expenses                     (430,775)          (77,559)
                                           ------------      ------------

Net loss                                   $ (1,002,771)     $   (588,577)
                                           ============      ============

Net loss per common share:
   Basic                                   $      (0.02)     $      (0.01)
   Diluted                                 $      (0.02)                $
                                                                    (0.01)

Weighted average shares outstanding:
   Basic                                     58,317,098        53,049,534
   Diluted                                   58,317,098        53,049,534


        See accompanying notes to the consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)


                                                                  Three Months Ended
                                                                       March 31,
                                                              -----------------------------
                                                                  2005             2004
                                                              -----------      -----------

Cash flows from operating activities:
   Net loss                                                   $(1,002,771)     $  (588,577)
   Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
      Depreciation and amortization                               149,812          144,996
      Amortization of debt discount and offering costs            161,391           60,665
      Increase in warrant liability                               142,427               --
      Other                                                          (111)          22,949
      Changes in operating assets and liabilities:
         Accounts receivable                                     (500,245)         286,090
         Inventory                                                 (8,259)          83,477
         Prepaid expenses and other assets                         87,532          103,110
         Accounts payable                                           9,465          104,877
         Accrued liabilities and other liabilities                (74,761)          45,933
         Deferred revenue                                         172,978         (228,497)
                                                              -----------      -----------

      Net cash (used in) provided by operating activities        (862,542)          35,023
                                                              -----------      -----------

Cash flows from investing activities:
   Purchases of available-for-sale securities                  (3,494,029)              --
   Purchases of property and equipment                            (24,748)         (16,015)
   Proceeds from sales of property and equipment                      154              150
   Patent and trademark costs                                      (8,470)          (5,763)
                                                              -----------      -----------

      Net cash used in investing activities                    (3,527,093)         (21,628)
                                                              -----------      -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock                          57,922        1,880,030
   Payment of offering costs                                           --           (7,874)
   Payment of debt issuance costs                                  (9,635)              --
   Payment of notes payable                                       (76,977)         (78,686)
   Payments under capital leases                                   (3,181)          (5,341)
   Minority interest in subsidiary                                     20               --
                                                              -----------      -----------

      Net cash (used in) provided by financing activities         (31,851)       1,788,129
                                                              -----------      -----------
Net (decrease) increase in cash and cash equivalents           (4,421,486)       1,801,524

Cash and cash equivalents, beginning of period                  9,842,658        1,588,760
                                                              -----------      -----------

Cash and cash equivalents, end of period                      $ 5,421,172      $ 3,390,284
                                                              ===========      ===========


        See accompanying notes to the consolidated financial statements.

                 Notes to the Consolidated Financial Statements
                                   (unaudited)

1.    Basis of Presentation

      The information presented for March 31, 2005 and 2004 and for the periods then ended is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Neoprobe Corporation (Neoprobe, the company, or we) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results for the interim period are not necessarily indicative of results to be expected for the year. The consolidated financial statements should be read in conjunction with Neoprobe's audited consolidated financial statements for the year ended December 31, 2004, which were included as part of our Annual Report on Form 10-KSB.

      Our consolidated financial statements include the accounts of Neoprobe, our wholly-owned subsidiary, Cardiosonix Ltd. (Cardiosonix), and our 90%-owned subsidiary, CIRA Biosciences, Inc. (CIRA Bio). All significant inter-company accounts were eliminated in consolidation.

2.    Comprehensive Income (Loss)

      Due to our net operating loss position, there are no income tax effects on comprehensive income (loss) components for the three-month period ended March 31, 2005.

                                                    Three Months
                                                        Ended
                                                   March 31, 2005
                                                  ---------------
                 Net loss                          $(1,002,771)
                 Unrealized losses on securities        (2,198)
                                                   -----------

                 Other comprehensive loss          $(1,004,969)
                                                   ===========

      We had no accumulated other comprehensive income (loss) activity during the three-month period ended March 31, 2004.

3.    Earnings Per Share

      Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings
      (loss) per share is calculated using the weighted average number of common shares outstanding during the periods, adjusted for the effects of convertible securities, options and warrants, if dilutive.

                                      Three Months Ended               Three Months Ended
                                        March 31, 2005                   March 31, 2004
                                ------------------------------  -----------------------------
                                   Basic           Diluted          Basic          Diluted
                                 Earnings         Earnings         Earnings       Earnings
                                 Per Share        Per Share       Per Share       Per Share
                                -------------   --------------  -------------   -------------
Outstanding shares               58,585,008      58,585,008      57,047,285      57,047,285
Effect of weighting changes
   in outstanding shares           (137,910)       (137,910)     (3,867,751)     (3,867,751)
Contingently issuable shares       (130,000)       (130,000)       (130,000)       (130,000)
                                -----------     -----------     -----------     -----------

Adjusted shares                  58,317,098      58,317,098      53,049,534      53,049,534
                                ===========     ===========     ===========     ===========

      There is no difference in basic and diluted loss per share related to the three-month periods ended March 31, 2005 and 2004. The net loss per common share for these periods excludes the number of common shares issuable upon exercise of outstanding stock options and warrants into our common stock or upon the conversion of convertible debt since such inclusion would be anti-dilutive.

4.    Available-for-Sale Securities

      Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

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

      Available-for-sale securities are classified as current based on our intent to use them to fund short-term working capital needs.

5.    Inventory

      The components of inventory are as follows:

                                                     March 31,            December 31,
                                                       2005                  2004
                                                   (unaudited)
                                                 -----------------     -----------------
            Materials and component parts              $  508,256            $  486,323
            Finished goods                                351,830               368,699
                                                 -----------------     -----------------
                                                       $  860,086          $    855,022
                                                 =================     =================


6.    Intangible Assets

      The major classes of intangible assets are as follows:

                                   March 31, 2005                 December 31,  2004
                                    (unaudited)
                            -----------------------------   -----------------------------
                               Gross                           Gross
                              Carrying      Accumulated       Carrying       Accumulated
                               Amount       Amortization       Amount       Amortization
                            -----------    --------------   -----------    --------------
Patents and trademarks      $3,161,469      $  976,890      $3,155,334      $  915,571
Non-compete agreements         584,516         476,134         584,516         440,005
Acquired technology            237,271         110,863         237,271         102,436
                            ----------      ----------      ----------      ----------
Total                       $3,983,256      $1,563,887      $3,977,121      $1,458,012
                            ==========      ==========      ==========      ==========

The estimated future amortization expenses for the next five fiscal years are as follows:

                                                           Estimated
                                                         Amortization
                                                            Expense
                                                         --------------

                      For the year ended 12/31/2005      $    423,524
                      For the year ended 12/31/2006           267,576
                      For the year ended 12/31/2007           235,237
                      For the year ended 12/31/2008           205,170
                      For the year ended 12/31/2009           170,940

7.    Product Warranty

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

      The activity in the warranty reserve account for the three-month periods ended March 31, 2005 and 2004 is as follows:


                                           Three Months Ended March 31,
                                           ----------------------------
                                               2005           2004
                                           ----------      -----------

Warranty reserve at beginning of period      $ 66,000       $ 53,000
Provision for warranty claims and
   changes in reserve for warranties           23,573             --
Payments charged against the reserve          (23,073)            --
                                             --------       --------

Warranty reserve at end of period            $ 66,500       $ 53,000
                                             ========       ========

8.    Notes Payable

      In December 2004, we completed a private placement of four-year convertible promissory notes in an aggregate principal amount of $8.1 million with Biomedical Value Fund, L.P., Biomedical Offshore Value Fund, Ltd. and David C. Bupp (our President and CEO). Biomedical Value Fund, L.P. and Biomedical Offshore Value Fund, Ltd. are funds managed by Great Point Partners, LLC. The notes bear interest at 8% per annum, payable quarterly on each March 31, June 30, September 30 and December 31 of each year, and are freely convertible into shares of our common stock at a price of $0.40 per share. Neoprobe may force conversion of the notes prior to their stated maturity under certain circumstances. All of our material assets, except the intellectual property associated with our LymphoseekTM and RIGS(R) products under development, have been pledged as collateral for these notes.

      In addition to the security interest in our assets, the notes carry substantial covenants that impose significant requirements on us, including, among others, requirements that: we pay all principal, interest and other charges on the notes when due; we use the proceeds from the sale of the notes only for permitted purposes such as Lymphoseek development and general corporate purposes; we nominate and recommend for election as a director a person designated by the holders of the notes (as of March 31, 2005, the holders of the notes have not designated a potential board member); we keep reserved out of our authorized shares of common stock sufficient shares to satisfy our obligation to issue shares on conversion of the notes and the exercise of the warrants issued in connection with the sale of the notes; we achieve annual revenues on a consolidated basis of at least $5.4 million in 2005, $6.5 million in 2006, and $9.0 million in each year thereafter; we maintain minimum cash balances of $4.5 million at the end of the first six months of 2005, $4.0 million at the end of the second six months of 2005, and $3.5 million at the end of each six-month period thereafter; and we indemnify the purchasers of the notes against certain liabilities. Additionally, with certain exceptions, the notes prohibit us from: amending our organizational or governing agreements and documents, entering into any merger or consolidation, dissolving the company or liquidating its assets, or acquiring all or any substantial part of the business or assets of any other person; engaging in transactions with any affiliate; entering into any agreement inconsistent with our obligations under the notes and related agreements; incurring any indebtedness, capital leases, or contingent obligations outside the ordinary course of business; granting or permitting liens against or security interests in our assets; making any material dispositions of our assets outside the ordinary course of business; declaring or paying any dividends or making any other restricted payments; or making any loans to or investments in other persons outside of the ordinary course of business.

      As part of this transaction, we issued the investors 10,125,000 Series T warrants to purchase our common stock at an exercise price of $0.46, expiring in December 2009. The fair value of the warrants issued to the investors was $1,315,000 on the date of issuance and was determined by a third-party valuation expert using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 3.4%, volatility of 50% and no expected dividend rate. In connection with this financing, we also issued 1,600,000 warrants to purchase our common stock to the placement agents, containing substantially the same terms as the warrants issued to the investors. The fair value of the warrants issued to the placement agents was $208,014 using the Black-Scholes option pricing model with the same assumptions used to determine the fair value of the warrants issued to the investors. The value of the beneficial conversion feature of the notes was estimated at $1,315,000 based on the effective conversion price at the date of issuance. The fair value of the warrants issued to the investors and the value of the beneficial conversion feature were recorded as discounts on the note and are being amortized over the term of the notes using an effective interest rate of 19.8%. The fair value of the warrants issued to the placement agents was recorded as a deferred debt issuance cost and is being amortized over the term of the notes. If we issue equity at prices below the conversion rate for the promissory notes (and for the warrants below the exercise price), then we would be required to reset the exercise and conversion prices for these securities. This provision results in a contingent beneficial conversion feature that may require us to estimate an additional debt discount if a reset occurs.

      U.S. generally accepted accounting principles also required us to classify the warrants issued in connection with the placement as a liability due to penalty provisions contained in the securities purchase agreement. The penalty provisions could have required us to pay a penalty of 0.0667% per day of the total debt amount if we failed to meet certain registration deadlines, or if our stock was suspended from trading for more than 30 days. As a liability, the warrants were considered a derivative instrument that were required to be periodically "marked to market" on our consolidated balance sheet. We estimated the fair value of the warrants at December 31, 2004 using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 3.4%, volatility of 50% and no expected dividend rate. On February 16, 2005, Neoprobe and the investors confirmed in writing their intention that the penalty provisions which led to this accounting treatment were intended to apply only to the $8.1 million principal balance of the promissory notes and underlying conversion shares and not to the warrant shares. Because the value of our stock increased $0.02 per share from $0.59 per share at December 31, 2004 to $0.61 per share at February 16, 2005, the effect of marking the warrant liability to "market" resulted in an increase in the estimated fair value of the warrant liability of $142,427 which was recorded as non-cash expense during the first quarter of 2005. The estimated fair value of the warrant liability was then reclassified to additional paid-in capital during the first quarter of 2005.

9.    Stock Options and Restricted Stock

      During the first quarter of 2005, the Board of Directors granted options to directors and certain employees to purchase 335,000 shares of our common stock, exercisable at an average price of $0.68 per share, vesting over three years. As of March 31, 2005, we have 5.0 million options outstanding under three stock option plans. Of the outstanding options,
      3.0 million options have vested as of March 31, 2005, at an average exercise price of $0.47 per share.

      The following table illustrates the effect on net loss and net loss per share if compensation cost for our stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards
      (SFAS) No. 123, Accounting for Stock-Based Compensation:

                                                 Three Months Ended March 31,
                                               -------------------------------
                                                  2005              2004
                                               -----------       -----------

Net loss, as reported                          $(1,002,771)      $  (588,577)
Deduct:  Total stock-based employee
   compensation expense determined under
   fair value based method for all awards         (214,301)          (63,802)
                                               -----------       -----------
Pro forma net loss                             $(1,217,072)      $  (652,379)
                                               ===========       ===========

Loss per common share:
   As reported (basic and diluted)             $     (0.02)      $     (0.01)
   Pro forma (basic and diluted)               $     (0.02)      $     (0.01)

10.   Stock Warrants

      During the first quarter of 2005, 143,278 of our Series R and 63,587 of our Series S warrants that were issued in October 2003 were exercised and we realized proceeds of $57,922.

      At March 31, 2005, there are 17.1 million warrants outstanding to purchase our common stock. The warrants are exercisable at prices ranging from $0.13 to $0.75 per share with a weighted average exercise price of $0.40 per share.

11.   Segment and Subsidiary Information

      We own or have rights to intellectual property involving two primary types of medical device products, including gamma detection instruments currently used primarily in the application of intraoperative lymphatic mapping (ILM), and blood flow measurement devices. We also own or have rights to intellectual property related to several drug and therapy products.

      The information in the following table is derived directly from each segment's internal financial reporting used for corporate management purposes. Selling, general and administrative costs and other income and expenses, including amortization, interest and other costs that relate primarily to corporate activity, are not currently allocated to the operating segments for financial reporting purposes.

                                           Gamma      Blood     Drug and
($ amounts in thousands)                 Detection    Flow      Therapy
Three Months Ended March 31, 2005         Devices     Devices   Products   Unallocated    Total
--------------------------------------------------------------------------------------------------
Net sales:
   United States(1)                      $ 1,354    $    56     $    --     $    --     $ 1,410
   International                              42         14          --          --          56
Research and development expenses             38        350         250          --         638
Selling, general and administrative
   expenses                                   --         --          --         836         836
Income (loss) from operations(2)             826       (312)       (250)       (836)       (572)
Other expenses                                --         --          --        (431)       (431)

Three Months Ended March 31, 2004

Net sales:
   United States(1)                      $ 1,164    $    --     $    --     $    --     $ 1,164
   International                              24         38          --          --          62
License and other revenue                    200         --          --          --         200
Research and development expenses            235        255          93          --         583
Selling, general and administrative
   expenses                                   --         --          --         813         813
Income (loss) from operations(2)             625       (230)        (93)       (813)       (511)
Other expenses                                --         --          --         (78)        (78)


(1) All sales to EES are made in the United States. EES distributes the product globally through its international affiliates.

(2) Income (loss) from operations does not reflect the allocation of selling, general and administrative costs to the operating segments.

12.   Supplemental Disclosure for Statements of Cash Flows:

      During the first quarter of 2005 and 2004, we purchased equipment under capital leases totaling $20,000 and $27,000, respectively. During the first quarter of 2004, an outside investor converted the entire balance of a $250,000 note into 1.1 million shares of common stock. Also during the first quarter of 2004, certain warrant holders exercised 139,305 warrants on a cashless basis in exchange for 96,028 shares of common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Neoprobe Corporation is a biomedical technology company that provides innovative surgical and diagnostic products that enhance patient care by meeting the critical decision-making needs of physicians. The December 2001 acquisition of Cardiosonix Ltd. (Cardiosonix) expanded our potential product offerings beyond the neo2000 gamma detection device which is marketed in the oncology arena into the area of blood flow measurement and cardiac care. Cardiosonix is in the process of commercializing a unique line of proprietary blood flow monitoring devices for a variety of diagnostic and surgical applications and has received marketing clearance for two of its products, Quantix/ND(TM) and Quantix/OR(TM), in Europe and in the U.S. In addition to our medical device products, we have two radiopharmaceutical products, RIGScan(R) CR and Lymphoseek(TM), in the advanced phases of clinical development, and in January 2005 we formed a new subsidiary, CIRA Biosciences, Inc. (CIRA Bio) to advance our activated cellular therapy (ACT) platform.

This Overview section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Our financial performance is highly dependent on our ability to continue to generate income and cash flow from our gamma device product line and on our ability to successfully commercialize the blood flow products of our subsidiary, Cardiosonix. We cannot assure you, however, that we will achieve the volume of sales anticipated, or if achieved, that the margin on such sales will be adequate to produce positive operating cash flow. We continue to be optimistic about the longer-term potential for our other proprietary, procedural-based technologies such as Lymphoseek and RIGS(R) (radioimmunoguided surgery); however, these technologies are not anticipated to generate any significant revenue for us during 2005. In addition, we cannot assure you that these products will ever obtain marketing clearance from the appropriate regulatory bodies.

Our revenue for the first quarter of 2005 was somewhat higher than our original expectations. Unit sales of our gamma detection devices year-to-date were consistent with our expectations; however, we experienced both an approximately 3% increase in average sales prices and higher than normal sales of extended service agreements during the quarter. Our sales of blood flow measurement devices reflect the launch of a redesigned Quantix/OR device late in the first quarter of 2005. We continue to expect net sales of gamma detection devices for 2005 to be consistent with 2004 and that our sales of blood flow measurement devices will continue to increase over the remainder of 2005, although the ultimate amount of revenue achieved will be greatly dependent upon physician response to the recently introduced product refinements.

Our operating expenses during the first quarter of 2005 were focused in two primary areas, support for our Lymphoseek product development and the technology assessment of our ACT technology being conducted by our subsidiary, CIRA Bio. In addition, we continued to make significant investments in our Quantix(R) blood flow measurement line and modest investments in neo2000(R) gamma detection device line. We expect our development expenses to increase significantly over the remainder of 2005 primarily due to manufacturing validation activities, regulatory required non-human toxicology studies and clinical trial activities related to Lymphoseek. In addition, we will continue to incur development expenses to support and innovate our device product lines as well as to move our other initiatives forward. We will continue to invest in marketing and development support for our blood flow products during 2005 as we continue to work with our distribution partners and independent sales representatives to complete the commercialization of our Quantix product lines.

Our efforts thus far in 2005 have resulted in the following milestone achievements:

      o Received 501(k) and CE Mark clearances to market redesigned Quantix/OR system;
      o Established corporate Investigational New Drug (IND) application for Lymphoseek and submitted multi-center clinical protocol and related materials to FDA under the IND;
      o Licensed methodology patents strengthening RIGS intellectual property estate;
      o Expanded Lymphoseek license to cover photodynamic and ultrasound applications; and
      o Received positive independent technology assessment of CIRA Bio's ACT platform.

We are currently waiting for feedback from FDA related to a Phase II protocol for Lymphoseek. We currently plan to initiate this multi-center trial by the end of the second quarter or early third quarter if the feedback from FDA is positive. We are also continuing our manufacturing and validation activities to support both the Phase II and a Phase III clinical trial expected to commence late this year or early next year. As a result of these activities, we expect our development expenses related to Lymphoseek to increase significantly over the remainder of 2005 although we continue to believe our estimate of $5 million in out-of-pocket development costs remains appropriate. In addition, our timeline for Lymphoseek remains focused on the filing of a New Drug Application
(NDA) by mid-2006.

With respect to our RIGS initiative, our current efforts are focused on identifying and securing a development partner. At present, we estimate the expenses to prepare for and conduct a Phase III clinical trial for RIGScan CR will total approximately $25 million. However, expenses for these projects may change based on feedback from the regulatory agencies and/or modifications made to trial designs. It remains our intent to seek a development partner to assist in or take full responsibility for funding of RIGScan CR development. In the meantime, until a partner is secured, we are moving forward with our plans to submit a request for a special protocol assessment (SPA) related to RIGS; however, we do not expect to incur any significant expenses related to RIGS until a partner is secured.

The commercial manufacturing assessment recently completed by the Battelle Memorial Institute related to CIRA Bio's ACT technology coupled with the clinical strategy recommendations recently made by CIRA Bio's scientific advisors have set the stage for CIRA Bio to embark on the fundraising phase. We anticipate having discussions with potential investment parties during the second and third quarters as we look to move the platform forward.

We anticipate generating a net profit from the sale of our gamma detection devices in 2005; however, we expect to show a loss for our blood flow device product line for 2005 due to continued development and increased marketing and administrative support costs that are still required to commercialize the product line. Currently, we expect the loss on blood flow products for 2005 to be less than the loss incurred in 2004. However, this expectation is based to a large degree on our anticipation that we will achieve the necessary developmental milestones required to achieve significant commercial sales of our Quantix/OR product in a timely manner.

Our overall operating results for 2005 will be significantly affected by the amount of development costs associated with the radiopharmaceutical products. If we are unsuccessful in achieving significant commercial sales of the Quantix/OR product in 2005, or if we modify our business plan and decide to carry out RIGS development internally, our estimates and our business plan will likely need to be modified. As a result of our decision to fund Lymphoseek development internally, we do not expect to achieve operating profit during 2005. In addition, our net loss and earnings per share will likely be significantly impacted by the non-cash interest expense we expect to record related to the accounting treatment for the beneficial conversion feature of the convertible debt and for the warrants issued in connection with the private placement we completed in December 2004. Also, we cannot assure you that our current or potential new products will be successfully commercialized or that we will achieve significant product revenues or that we will achieve or be able to sustain profitability in the future.

Results of Operations

Revenue for the first quarter of 2005 increased $40,000, or 3%, to $1.5 million from $1.4 million for the same period in 2004. Major expense categories as a percentage of net sales decreased in the first quarter of 2005 as compared to the same period in 2004, due primarily to the decreased development expenses associated with our gamma detection drug initiatives coupled with the increase in net sales. Research and development expenses, as a percentage of net sales, decreased to 44% during the first quarter of 2005 from 48% during the same period in 2004. Selling, general and administrative expenses, as a percentage of net sales, decreased to 57% during the first quarter of 2005 from 66% during the same period in 2004. Due to the ongoing drug and therapeutic development activities of the company, research and development expenses are expected to be higher as a percentage of sales in 2005 than they were in 2004. In addition, as we move forward with commercialization activities related to the Quantix product line, marketing and selling expenses, coupled with increased financial compliance, investor relations and professional services costs, are expected to push our selling, general and administrative expenses higher in 2005 than 2004 as a percentage of sales.

Three Months Ended March 31, 2005 and 2004

Net Sales and Margins. Net sales, primarily of our gamma detection systems, increased $240,000, or 20%, to $1.5 million during the first quarter of 2005 from $1.2 million during the same period in 2004. Gross margins on net sales increased to 62% of net sales for the first quarter of 2005 compared to 56% of net sales for the same period in 2004. The increase in net sales was the combined result of a modest strengthening in gamma detection device sales prices influenced by the present Euro exchange rate and increased extended service contract sales activity through our primary gamma detection device marketing partner. The increase in gross margins was primarily due to the increase in sales prices and increased extended service contract sales which generally generate higher margins than sales of our devices, coupled with decreased unit costs to manufacture our neo2000 control unit.

License and Other Revenue. License and other revenue in the first quarter of 2004 included $200,000 from the pro-rata recognition of license fees related to the distribution agreement with Ethicon Endo-Surgery, Inc. (EES), a Johnson and Johnson company. These license fees were fully amortized into income as of the end of the third quarter of 2004.

Research and Development Expenses. Research and development expenses increased $55,000 or 9% to $638,000 during the first quarter of 2005 from $583,000 during the same period in 2004. The increase was primarily due to efforts to move forward with development efforts for Lymphoseek and the ACT technology platform of our CIRA Bio subsidiary, coupled with increased headcount in the U.S. offset by decreased expenses of Cardiosonix. The first quarter of 2004 included final development activities related to an updated version of our neo2000 system and product development activities related to the Quantix/OR. Research and development expenses in the first quarter of 2005 included approximately $38,000 in gamma detection device development costs, $350,000 in product design activities for the Quantix/OR system and $250,000 in drug and therapy product development costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $23,000 or 3% to $836,000 during the first quarter of 2005 from $813,000 during the same period in 2004. Increases in certain overhead costs such as investor relations and professional services coupled with increased headcount in the U.S. were offset by decreased marketing expenses in the U.S. and Israel.

Other Income (Expenses). Other expenses increased $353,000 to $431,000 of expenses during the first quarter of 2005 from $78,000 during the same period in 2004. The primary reason for the increase was a $142,000 increase in warrant liability resulting from the accounting treatment for the warrants we issued in connection with the private placement of convertible debt we completed in December 2004. In addition, we recorded an increase of $256,000 in interest expense on debt financings we entered into during 2004 and 2003. Of this interest expense, $161,000 and $63,000 in the first quarter of 2005 and 2004, respectively, was non-cash in nature related to the amortization of debt issuance costs and discounts resulting from the warrants and beneficial conversion features of the convertible debt. These increases were offset by an increase of $40,000 in interest income resulting from maintaining a higher balance of cash and investments during the first quarter of 2005 compared to the same period in 2004.

Liquidity and Capital Resources

Operating Activities. Cash used in operations increased $898,000 to $863,000 used during the first quarter of 2005 compared to $35,000 provided during the same period in 2004. Working capital decreased $549,000 to $9.9 million at March 31, 2005 as compared to $10.4 million at December 31, 2004. The current ratio decreased to 10.4:1 at March 31, 2005 from 11.3:1 at December 31, 2004. The decrease in working capital was primarily related to cash used in operations.

Cash and investment balances decreased to $8.9 million at March 31, 2005 from $9.8 million at December 31, 2004, primarily as a result of cash used to fund operating activities and service our debt during the first quarter of 2005.

Accounts receivable increased to $912,000 at March 31, 2005 from $412,000 at December 31, 2004. The increase was primarily a result of increased sales of gamma detection devices, blood flow measurement devices and extended service contracts during the first quarter of 2005. We expect overall receivable levels will continue to fluctuate during 2005 depending on the timing of purchases and payments by EES as well as the effects of sales of blood flow products.

Inventory levels increased slightly to $860,000 at March 31, 2005 as compared to $855,000 at December 31, 2004. We expect inventory levels to increase over the course of 2005.

Investing Activities. Cash used in investing activities increased to $3.5 million during the first quarter of 2005 from $22,000 during the same period in 2004. We purchased $3.5 million of available-for-sale securities during the first quarter of 2005. Capital expenditures during the first quarter of 2005 were split between purchases of office equipment and production tools and equipment. Capital expenditures in the first quarter of 2004 were related to purchases of technology infrastructure. Capital needs for 2005 are expected to increase over 2004 as we start up blood flow measurement device production at our contract manufacturer.

Financing Activities. Financing activities used $32,000 in cash in the first quarter of 2005 versus $1.8 million provided during the same period in 2004. Proceeds from the issuance of common stock were $58,000 and $1.9 million during the first quarter of 2005 and 2004, respectively. Payments of notes payable were $77,000 and $79,000 during the first quarter of 2005 and 2004, respectively.

In November 2003, we executed common stock purchase agreements with third parties introduced to us by another investment banking firm, Rockwood, Inc., for the purchase of 12,173,914 shares of our common stock at a price of $0.23 per share for net proceeds of $2.4 million. In addition, we issued the purchasers warrants to purchase 6,086,959 shares of our common stock at an exercise price of $0.28 per share, expiring in October 2008, and issued the placement agents warrants to purchase 1,354,348 shares of our common stock on similar terms. The per share value of these warrants was $0.31 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 3.2%, volatility of 151% and no expected dividend rate. During 2004, certain investors and placement agents exercised a total of 3,230,066 warrants related to this placement resulting in the issuance of 3,197,854 shares of our common stock and we realized net proceeds of $871,398. During the first quarter of 2005, certain investors and placement agents exercised a total of 206,865 warrants and we realized proceeds of $57,922.

In December 2004, we completed a private placement of Convertible Promissory Notes in an aggregate principal amount of $8.1 million with Biomedical Value Fund, L.P., Biomedical Offshore Value Fund, Ltd. and David C. Bupp (our President and CEO). Biomedical Value Fund, L.P. and Biomedical Offshore Value Fund, Ltd. are funds managed by Great Point Partners, LLC. The notes bear interest at 8% per annum and are freely convertible into shares of our common stock at a price of $0.40 per share. Neoprobe may force conversion of the notes prior to their stated maturity under certain circumstances. The conversion price represents the ten-day volume weighted average trading price of our common stock through December 10, 2004. As part of this transaction, we issued the investors 10,125,000 Series T warrants to purchase our common stock at an exercise price of $0.46, expiring in December 2009. The fair value of the warrants issued to the investors was $1,315,000 on the date of issuance and was determined by a third-party valuation expert using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 3.4%, volatility of 50% and no expected dividend rate. In connection with this financing, we also issued 1,600,000 Series U warrants to purchase our common stock to the placement agents, containing substantially identical terms to the warrants issued to the investors. The fair value of the warrants issued to the placement agents was $208,014 using the Black-Scholes option pricing model with the same assumptions used to determine the fair value of the warrants issued to the investors. The value of the beneficial conversion feature of the notes was estimated at $1,315,000 based on the effective conversion price at the date of issuance.

Our future liquidity and capital requirements will depend on a number of factors, including our ability to raise additional capital in a timely manner through additional investment, expanded market acceptance of our current products, our ability to complete the commercialization of new products, our ability to monetize our investment in non-core technologies, our ability to obtain milestone or development funds from potential development and distribution partners, regulatory actions by FDA and other international regulatory bodies, and intellectual property protection. We believe we now have adequate capital to assure that we can properly support our current business goals and objectives for 2005 and into 2006. Our near-term priorities to commence multi-center trials for our Lymphoseek product, support the launch of the reengineered version of the Quantix/OR products, identify a development and commercialization partner for our RIGS technology, complete a technology assessment of our ACT technology and continue to innovate our gamma detection product line. We cannot assure you that we will be able to achieve significant product revenues from our current or potential new products. We also cannot assure you that we will achieve profitability again.

Recent Accounting Developments

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43 Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that " . . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal to require treatment as a current period charge...." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs during fiscal years beginning after June 15, 2005. Neoprobe does not believe that the adoption of this statement will have a material impact on our consolidated financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We must adopt SFAS No. 123R for annual reporting periods beginning after December 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123R on January 1, 2006.

As permitted by SFAS No. 123, Neoprobe currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R's fair value method will have a significant impact on our result of operations, although it will have no impact on our overall cash position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the assumptions for the variables which impact the computation. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share in Note 9 to our consolidated financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

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

Revenue Recognition Related to Net Sales. We currently generate revenue primarily from sales of our gamma detection products; however, sales of blood flow products constituted approximately 5% of total revenues for the first quarter of 2005 and are expected to increase in the future. We generally recognize sales revenue related to sales of our products when the products are shipped and the earnings process has been completed. Our customers have no right to return products purchased in the ordinary course of business. However, in cases where product is shipped but the earnings process is not yet completed, revenue is deferred until it has been determined that the earnings process has been completed. The prices we charge our primary gamma detection device customer, EES, related to sales of products are subject to retroactive annual adjustment based on a fixed percentage of the actual sales prices achieved by EES on sales to end customers made during each fiscal year. To the extent that we can reasonably estimate the end-customer prices received by EES, we record sales to EES based upon these estimates. If we are unable to reasonably estimate end customer sales prices related to certain products sold to EES, we record revenue related to these product sales at the minimum (i.e., floor) price provided for under our distribution agreement with EES.

We also generate revenue from the service and repair of out-of-warranty products. Fees charged for service and repair on products not covered by an extended service agreement are recognized upon completion of the service process when the serviced or repaired product has been returned to the customer. Fees charged for service or repair of products covered by an extended warranty agreement are deferred and recognized as revenue ratably over the life of the extended service agreement.

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base these estimates and assumptions upon historical experience and existing, known circumstances. Actual results could differ from those estimates. Specifically, management may make significant estimates in the following areas:

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

      o Impairment or Disposal of Long-Lived Assets. We account for long-lived assets in accordance with the provisions of SFAS No. 144. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of March 31, 2005, the most significant long-lived assets on our balance sheet relate to assets recorded in connection with the acquisition of Cardiosonix and gamma detection device patents related to ILM. The recoverability of these assets is based on the financial projections and models related to the future sales success of Cardiosonix' products and the continuing success of our gamma detection product line. As such, these assets could be subject to significant adjustment should the Cardiosonix technology not be successfully commercialized or the sales amounts in our current projections not be realized.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of our company. From time to time, our representatives and we may make written or verbal forward-looking statements, including statements contained in this report and other company filings with the SEC and in our reports to stockholders. Statements that relate to other than strictly historical facts, such as statements about our plans and strategies, expectations for future financial performance, new and existing products and technologies, anticipated clinical and regulatory pathways, and markets for our products are forward-looking statements within the meaning of the Act. Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "will" and other similar expressions identify forward-looking statements. The forward-looking statements are and will be based on our then-current views and assumptions regarding future events and operating performance, and speak only as of their dates. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors including, but not limited to, our continuing operating losses, uncertainty of market acceptance of our products, reliance on third party manufacturers, accumulated deficit, future capital needs, uncertainty of capital funding, dependence on limited product line and distribution channels, competition, limited marketing and manufacturing experience, risks of development of new products, regulatory risks, and other risks detailed in our most recent Annual Report on Form 10-KSB and other SEC filings. We undertake no obligation to publicly update or revise any forward-looking statements.

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer, along with the Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

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

Items 1, 4 and 5 are not applicable and have been omitted.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NEOPROBE CORPORATION
                                      (the Company)
                                      Dated: May 16, 2005

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


                                      By: /s/ BRENT L. LARSON
                                        ----------------------------------------
                                      Brent L. Larson
                                      Vice President, Finance and Chief
                                      Financial Officer (principal financial
                                      and accounting officer)