Form 10QSB
period 2005-06-30
NEOPROBE CORP
filed 2005-08-15
CIK 810509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


   (Mark One)

     [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 2005


                                       or


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

                                  614.793.7500
                           (Issuer's telephone number)


          58,586,008 shares of common stock, par value $.001 per share
        (Number of shares of issuer's common equity outstanding as of the close of business on August 1, 2005)



Transitional Small Business Disclosure Format (check one)   Yes   |_| No   |X|

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets


ASSETS                                                   June 30,   December 31,
                                                           2005          2004
                                                       (unaudited)
                                                       -----------   -----------
Current assets:
   Cash and cash equivalents                           $ 4,574,985   $ 9,842,658
   Available-for-sale securities                         4,229,868            --
   Accounts receivable, net                                370,991       411,856
   Inventory                                               756,907       855,022
   Prepaid expenses and other                              154,755       327,408
                                                       -----------   -----------

      Total current assets                              10,087,506    11,436,944
                                                       -----------   -----------

Property and equipment                                   2,380,471     2,341,785
   Less accumulated depreciation and amortization        2,079,029     2,003,942
                                                       -----------   -----------

                                                           301,442       337,843
                                                       -----------   -----------

Patents and trademarks                                   3,163,897     3,155,334
Non-compete agreements                                     584,516       584,516
Acquired technology                                        237,271       237,271
                                                       -----------   -----------
                                                         3,985,684     3,977,121
   Less accumulated amortization                         1,670,563     1,458,012
                                                       -----------   -----------

                                                         2,315,121     2,519,109
                                                       -----------   -----------

Other assets                                               975,567     1,071,999
                                                       -----------   -----------

         Total assets                                  $13,679,636   $15,365,895
                                                       ===========   ===========

Continued

Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets, continued


LIABILITIES AND STOCKHOLDERS' EQUITY                    June 30,         December 31,
                                                          2005               2004
                                                      (unaudited)
                                                    ---------------    ---------------
Current liabilities:
   Notes payable to finance companies               $        87,825    $       242,722
   Accounts payable                                         418,362            198,912
   Accrued liabilities and other                            417,762            378,247
   Capital lease obligations, current                        17,585             13,863
   Deferred revenue, current                                311,843            176,192
                                                    ---------------    ---------------

      Total current liabilities                           1,253,377          1,009,936
                                                    ---------------    ---------------

Capital lease obligations                                    39,272             30,297
Deferred revenue                                             52,480             57,591
Notes payable to CEO, net of discounts of $29,373
   and $32,204, respectively                                 70,627             67,796
Notes payable to investor, net of discounts of
   $2,349,794 and $2,576,302, respectively                5,650,206          5,423,698
Liability related to warrants to purchase
   common stock                                                  --          2,560,307
Other liabilities                                            42,530             52,440
                                                    ---------------    ---------------

         Total liabilities                                7,108,492          9,202,065
                                                    ---------------    ---------------


Commitments and contingencies

Stockholders' equity:
   Preferred stock; $.001 par value; 5,000,000
      shares authorized at June 30, 2005 and
      December 31, 2004; none issued and
      outstanding (500,000 shares designated as
      Series A, $.001 par value, at June 30,
      2005 and and December 31, 2004; none
      outstanding)                                               --                 --
   Common stock; $.001 par value; 150,000,000
      shares authorized, 58,585,008 shares
      issued and outstanding at June 30, 2005;
      100,000,000 shares authorized, 58,378,143
      shares issued and outstanding at December
      31, 2004                                               58,585             58,378
   Additional paid-in capital                           134,884,054        132,123,605
   Accumulated deficit                                 (128,365,335)      (126,018,153)
   Accumulated other comprehensive loss                      (6,160)                --
                                                    ---------------    ---------------

         Total stockholders' equity                       6,571,144          6,163,830
                                                    ---------------    ---------------

            Total liabilities and stockholders'
                equity                              $    13,679,636    $    15,365,895
                                                    ===============    ===============

                             See accompanying notes to the consolidated
financial statements.
Neoprobe Corporation and Subsidiaries
Consolidated Statements of Operations
(unaudited)


                                                  Three Months Ended                    Six Months Ended
                                                      June 30,                              June 30,
                                         ----------------------------------    ----------------------------------
                                               2005                2004               2005               2004
                                         ---------------    ---------------    ---------------    ---------------
Revenues:
   Net sales                             $     1,700,878    $     1,347,928    $     3,166,765    $     2,573,545
   License and other revenue                          --            200,000                 --            400,000
                                         ---------------    ---------------    ---------------    ---------------
      Total revenues                           1,700,878          1,547,928          3,166,765          2,973,545
                                         ---------------    ---------------    ---------------    ---------------

Cost of goods sold                               642,233            508,639          1,205,556          1,048,781
                                         ---------------    ---------------    ---------------    ---------------

Gross profit                                   1,058,645          1,039,289          1,961,209          1,924,764
                                         ---------------    ---------------    ---------------    ---------------

Operating expenses:
   Research and development                    1,303,369            594,730          1,941,814          1,177,830
   Selling, general and administrative           827,832            853,149          1,663,947          1,666,542
                                         ---------------    ---------------    ---------------    ---------------
      Total operating expenses                 2,131,201          1,447,879          3,605,761          2,844,372
                                         ---------------    ---------------    ---------------    ---------------

Loss from operations                          (1,072,556)          (408,590)        (1,644,552)          (919,608)
                                         ---------------    ---------------    ---------------    ---------------

Other income (expenses):
   Interest income                                67,916              4,824            108,879              5,357
   Interest expense                             (333,905)           (43,795)          (661,478)          (116,153)
   Increase in warrant liability                      --                 --           (142,427)                --
   Other                                          (5,866)            17,688             (7,604)            11,954
                                         ---------------    ---------------    ---------------    ---------------
      Total other expenses                      (271,855)           (21,283)          (702,630)           (98,842)
                                         ---------------    ---------------    ---------------    ---------------

Net loss                                 $    (1,344,411)   $      (429,873)   $    (2,347,182)   $    (1,018,450)
                                         ===============    ===============    ===============    ===============

Net loss per common share:
   Basic                                 $         (0.02)   $         (0.01)   $         (0.04)   $         (0.02)
   Diluted                               $         (0.02)   $         (0.01)   $         (0.04)   $         (0.02)

Weighted average shares outstanding:
   Basic                                      58,455,008         57,727,298         58,386,434         55,388,205
   Diluted                                    58,455,008         57,727,298         58,386,434         55,388,205

                             See accompanying notes to the consolidated
financial statements.
Neoprobe Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)


                                                                    Six Months Ended
                                                                        June 30,
                                                               --------------------------
                                                                   2005           2004
                                                               -----------    -----------
Cash flows from operating activities:
   Net loss                                                    $(2,347,182)   $(1,018,450)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
      Depreciation and amortization                                300,560        296,520
      Amortization of debt discount and offering costs             329,611         95,557
      Increase in warrant liability                                142,427             --
      Other                                                          2,450         79,896
      Changes in operating assets and liabilities:
         Accounts receivable                                        40,865        536,508
         Inventory                                                  84,596          4,534
         Prepaid expenses and other assets                         201,739        108,472
         Accounts payable                                          219,450        111,304
         Accrued liabilities and other liabilities                  29,585         88,348
         Deferred revenue                                          130,540       (515,242)
                                                               -----------    -----------

      Net cash used in operating activities                       (865,359)      (212,553)
                                                               -----------    -----------

Cash flows from investing activities:
   Purchases of available-for-sale securities                   (4,744,030)            --
   Proceeds from maturities of available-for-sale securities       500,000             --
   Purchases of property and equipment                             (45,743)       (42,935)
   Proceeds from sales of property and equipment                    11,855            375
   Patent and trademark costs                                      (10,898)       (12,108)
                                                               -----------    -----------

      Net cash used in investing activities                     (4,288,816)       (54,668)
                                                               -----------    -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock                           57,922      2,293,073
   Payment of offering costs                                            --        (16,423)
   Payment of debt issuance costs                                   (9,635)            --
   Payment of notes payable                                       (154,897)      (158,544)
   Payments under capital leases                                    (6,908)        (9,503)
   Minority interest in subsidiary                                      20             --
                                                               -----------    -----------

      Net cash (used in) provided by financing activities         (113,498)     2,108,603
                                                               -----------    -----------

Net (decrease) increase in cash and cash equivalents            (5,267,673)     1,841,382

Cash and cash equivalents, beginning of period                   9,842,658      1,588,760
                                                               -----------    -----------

Cash and cash equivalents, end of period                       $ 4,574,985    $ 3,430,142
                                                               ===========    ===========

        See accompanying notes to the consolidated financial statements.

                 Notes to the Consolidated Financial Statements
                                   (unaudited)

1.    Basis of Presentation

      The information presented as of June 30, 2005 and 2004 and for the periods then ended is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Neoprobe Corporation (Neoprobe, the company, or we) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results for the interim periods are not necessarily indicative of results to be expected for the year. The consolidated financial statements should be read in conjunction with Neoprobe's audited consolidated financial statements for the year ended December 31, 2004, which were included as part of our Annual Report on Form 10-KSB.

      Our consolidated financial statements include the accounts of Neoprobe, our wholly-owned subsidiary, Cardiosonix Ltd. (Cardiosonix), and our 90%-owned subsidiary, CIRA Biosciences, Inc. (CIRA Bio). All significant inter-company accounts were eliminated in consolidation.

2.    Stock Options

      The following table illustrates the effect on net loss and net loss per share if compensation cost for our stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards
      (SFAS) No. 123, Accounting for Stock-Based Compensation:

                                                        Three Months Ended
                                                            June 30,
                                                   -----------------------------
                                                       2005             2004
                                                   -----------      -----------
Net loss, as reported                              $(1,344,411)     $  (429,873)
Deduct:  Total stock-based employee
   compensation expense determined under
   fair value based method for all awards              (91,470)         (69,847)
                                                   -----------      -----------

Pro forma net loss                                 $(1,435,881)     $  (499,720)
                                                   ===========      ===========

Loss per common share:
   As reported (basic and diluted)                 $     (0.02)     $     (0.01)
   Pro forma (basic and diluted)                   $     (0.02)     $     (0.01)


                                                        Six Months Ended
                                                            June 30,
                                                 ------------------------------
                                                      2005             2004
                                                 -------------    -------------
Net loss, as reported                            $  (2,347,182)   $  (1,018,450)
Deduct:  Total stock-based employee
   compensation expense determined under
   fair value based method for all awards             (305,770)        (132,621)
                                                 -------------    -------------

Pro forma net loss                               $  (2,652,952)   $  (1,151,071)
                                                 =============    =============

Loss per common share:
   As reported (basic and diluted)               $       (0.04)   $       (0.02)
   Pro forma (basic and diluted)                 $       (0.05)   $       (0.02)

      During the first six months of 2005, the Board of Directors granted options to directors and certain employees to purchase 338,000 shares of our common stock, exercisable at an average price of $0.67 per share, vesting over three years. As of June 30, 2005, we have 5.0 million options outstanding under three stock option plans. Of the outstanding options,
      3.0 million options have vested as of June 30, 2005, at an average exercise price of $0.47 per share.

3.    Comprehensive Income (Loss)

      Due to our net operating loss position, there are no income tax effects on comprehensive income (loss) components for the three-month and six-month periods ended June 30, 2005.

                                               Three Months         Six Months
                                                   Ended              Ended
                                               June 30, 2005     June 30, 2005
                                             ---------------    ---------------
Net loss                                     $    (1,344,411)   $    (2,347,182)
Unrealized losses on securities                       (3,962)            (6,160)
                                             ---------------    ---------------

Other comprehensive loss                     $    (1,348,373)   $    (2,353,342)
                                             ===============    ===============

      We had no accumulated other comprehensive income (loss) activity during the three-month and six-month periods ended June 30, 2004.

4.    Earnings Per Share

      Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings
      (loss) per share is calculated using the weighted average number of common shares outstanding during the periods, adjusted for the effects of convertible securities, options and warrants, if dilutive.


                                    Three Months Ended          Three Months Ended
                                      June 30, 2005               June 30, 2004
                               --------------------------   ---------------------------
                                  Basic         Diluted         Basic         Diluted
                                Earnings       Earnings        Earnings      Earnings
                                Per Share      Per Share      Per Share      Per Share
                               -----------    -----------    -----------    -----------
Outstanding shares              58,585,008     58,585,008     58,087,057     58,087,057
Effect of weighting changes
   in outstanding shares                --             --       (229,759)      (229,759)
Contingently issuable shares      (130,000)      (130,000)      (130,000)      (130,000)
                               -----------    -----------    -----------    -----------

Adjusted shares                 58,455,008     58,455,008     57,727,298     57,727,298
                               ===========    ===========    ===========    ===========

                                    Six Months Ended              Six Months Ended
                                     June 30, 2005                 June 30, 2004
                                ------------------------     ---------------------------
                                  Basic         Diluted         Basic         Diluted
                                Earnings       Earnings        Earnings      Earnings
                                Per Share      Per Share      Per Share      Per Share
                               -----------    -----------    -----------    -----------
Outstanding shares              58,585,008     58,585,008     58,087,057     58,087,057
Effect of weighting changes
   in outstanding shares           (68,574)       (68,574)    (2,568,852)    (2,568,852)
Contingently issuable shares      (130,000)      (130,000)      (130,000)      (130,000)
                               -----------    -----------    -----------    -----------

Adjusted shares                 58,386,434     58,386,434     55,388,205     55,388,205
                               ===========    ===========    ===========    ===========

      There is no difference in basic and diluted loss per share related to the three-month and six-month periods ended June 30, 2005 and 2004. The net loss per common share for these periods excludes the number of common shares issuable upon exercise of outstanding stock options and warrants into our common stock or upon the conversion of convertible debt since such inclusion would be anti-dilutive.

5.    Available-for-Sale Securities

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

6.    Inventory

      The components of inventory are as follows:

                                            June 30,        December 31,
                                               2005             2004
                                          (unaudited)
                                        ---------------   ---------------

        Materials and component parts   $       536,635   $       486,323
        Finished goods                          220,272           368,699
                                        ---------------   ---------------

                                        $       756,907   $       855,022
                                        ===============   ===============

7.    Intangible Assets

      The major classes of intangible assets are as follows:

                                         June 30, 2005                  December 31, 2004
                                          (unaudited)
                               -------------------------------   -------------------------------
                                Gross Carrying   Accumulated     Gross Carrying    Accumulated
                                   Amount        Amortization        Amount        Amortization
                               --------------   --------------   --------------   --------------
Patents and trademarks         $    3,163,897   $    1,039,010   $    3,155,334   $      915,571
Non-compete agreements                584,516          512,263          584,516          440,005
Acquired technology                   237,271          119,290          237,271          102,436
                               --------------   --------------   --------------   --------------

                               $    3,985,684   $    1,670,563   $    3,977,121   $    1,458,012
                               ==============   ==============   ==============   ==============

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

8.    Product Warranty

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

      The activity in the warranty reserve account for the three-month and six-month periods ended June 30, 2005 and 2004 is as follows:

                                            Three Months Ended                Six Months Ended
                                                  June 30,                         June 30,
                                       ----------------------------    ----------------------------
                                           2005            2004             2005           2004
                                       ------------    ------------    ------------    ------------
Warranty reserve at
   beginning of period                 $     66,500    $     53,000    $     66,000    $     53,000
Provision for warranty claims and
   changes in reserve for warranties          7,040          (7,000)         30,613          (7,000)
Payments charged against the
   reserve                                  (24,945)             --         (48,018)             --
                                       ------------    ------------    ------------    ------------


Warranty reserve at end of period      $     48,595    $     46,000    $     48,595    $     46,000
                                       ============    ============    ============    ============


9.    Notes Payable

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

      In addition to the security interest in our assets, the notes carry substantial covenants that impose significant requirements on us, including, among others, requirements that: we pay all principal, interest and other charges on the notes when due; we use the proceeds from the sale of the notes only for permitted purposes such as Lymphoseek development and general corporate purposes; we nominate and recommend for election as a director a person designated by the holders of the notes (as of June 30,

      2005, the holders of the notes have not designated a potential board member); we keep reserved out of our authorized shares of common stock sufficient shares to satisfy our obligation to issue shares on conversion of the notes and the exercise of the warrants issued in connection with the sale of the notes; we achieve annual revenues on a consolidated basis of at least $5.4 million in 2005, $6.5 million in 2006, and $9.0 million in each year thereafter; we maintain minimum cash and securities balances of $4.5 million at the end of the first six months of 2005, $4.0 million at the end of the second six months of 2005, and $3.5 million at the end of each six-month period thereafter; and we indemnify the purchasers of the notes against certain liabilities. Additionally, with certain exceptions, the notes prohibit us from: amending our organizational or governing agreements and documents, entering into any merger or consolidation, dissolving the company or liquidating its assets, or acquiring all or any substantial part of the business or assets of any other person; engaging in transactions with any affiliate; entering into any agreement inconsistent with our obligations under the notes and related agreements; incurring any indebtedness, capital leases, or contingent obligations outside the ordinary course of business; granting or permitting liens against or security interests in our assets; making any material dispositions of our assets outside the ordinary course of business; declaring or paying any dividends or making any other restricted payments; or making any loans to or investments in other persons outside of the ordinary course of business.

      As part of this transaction, we issued the investors 10,125,000 Series T warrants to purchase our common stock at an exercise price of $0.46, expiring in December 2009. The fair value of the warrants issued to the investors was $1,315,000 on the date of issuance and was determined by a third-party valuation expert using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 3.4%, volatility of 50% and no expected dividend rate. In connection with this financing, we also issued 1,600,000 warrants to purchase our common stock to the placement agents, containing substantially the same terms as the warrants issued to the investors. The fair value of the warrants issued to the placement agents was $208,014 using the Black-Scholes option pricing model with the same assumptions used to determine the fair value of the warrants issued to the investors. The value of the beneficial conversion feature of the notes was estimated at $1,315,000 based on the effective conversion price at the date of issuance. The fair value of the warrants issued to the investors and the value of the beneficial conversion feature were recorded as discounts on the notes and are being amortized over the term of the notes using an effective interest rate of 19.8%. The fair value of the warrants issued to the placement agents was recorded as a deferred debt issuance cost and is being amortized over the term of the notes. If we issue equity at prices below the conversion rate for the promissory notes (and for the warrants below the exercise price), then we would be required to reset the exercise and conversion prices for these securities. This provision results in a contingent beneficial conversion feature that may require us to estimate an additional debt discount if a reset occurs.

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

10.   Stock Warrants

      During the first six months of 2005, 143,278 of our Series R and 63,587 of our Series S warrants that were issued in October 2003 were exercised and we realized net proceeds of $57,922.

      At June 30, 2005 there are 17.0 million warrants outstanding to purchase our common stock. The warrants are exercisable at prices ranging from $0.13 to $0.75 per share with a weighted average exercise price $0.40 per share.

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

      The information in the following table is derived directly from each segment's internal financial reporting used for corporate management purposes. Selling, general and administrative expenses and other expenses, including amortization, interest and other costs that relate primarily to corporate activity, are not currently allocated to the operating segments for financial reporting purposes.


                                                   Gamma       Blood Flow    Drug and
     ($ amounts in thousands)                    Detection      Devices       Therapy
     Three Months Ended June 30, 2005             Devices                    Products     Unallocated       Total
     ----------------------------------------- -------------- ------------- ------------ --------------- ------------
     Net sales:
        United States(1)                            $  1,596       $     -       $    -         $     -     $  1,596
        International                                     16            89            -               -          105
     Research and development expenses                    84           390          829               -        1,303
     Selling, general and administrative
        expenses                                           -             -            -             828          828
     Income (loss) from operations(2)                    918         (334)        (829)           (828)      (1,073)
     Other expenses                                        -             -            -           (272)        (272)

     Three Months Ended June 30, 2004
     -----------------------------------------

     Net sales:
        United States(1)                            $  1,321       $     -       $    -         $     -     $  1,321
        International                                     27             -            -               -           27
     License and other revenue                           200             -            -               -          200
     Research and development expenses                   140           335          120               -          595
     Selling, general and administrative
        expenses                                           -             -            -             853          853
     Income (loss) from operations(2)                    955         (391)        (120)           (853)        (409)
     Other expenses                                        -             -            -            (21)         (21)

                                                   Gamma       Blood Flow    Drug and
     ($ amounts in thousands)                    Detection      Devices       Therapy
     Six Months Ended June 30, 2005               Devices                    Products     Unallocated       Total
     ----------------------------------------- -------------- ------------- ------------ --------------- ------------
     Net sales:
        United States(1)                            $  2,950       $    56       $    -         $     -     $  3,006
        International                                     58           103            -               -          161
     Research and development expenses                   122           740        1,080               -        1,942
     Selling, general and administrative
        expenses                                           -             -            -           1,664        1,664
     Income (loss) from operations(2)                  1,745         (646)      (1,080)         (1,664)      (1,645)
     Other expenses                                        -             -            -           (703)        (703)

     Six Months Ended June 30, 2004
     -----------------------------------------

     Net sales:
        United States(1)                            $  2,486       $     -       $    -         $     -      $ 2,486
        International                                     50            38            -               -           88
     License and other revenue                           400             -            -               -          400
     Research and development expenses                   281           669          228               -        1,178
     Selling, general and administrative
        expenses                                           -             -            -           1,667        1,667
     Income (loss) from operations(2)                  1,675         (700)        (228)         (1,667)        (920)
     Other expenses                                        -             -            -            (99)         (99)

      (1) All sales to EES are made in the United States. EES distributes the product globally through its international affiliates.
      (2) Income (loss) from operations does not reflect the allocation of selling, general and administrative expenses to the operating segments.

12.   Supplemental Disclosure for Statements of Cash Flows

      During the first six months of 2005 and 2004, we paid interest aggregating $332,000 and $19,000, respectively. During the first six months of 2005 and 2004, we purchased equipment under capital leases totaling $20,000 and $27,000, respectively. During the first six months of 2004, an outside investor converted the entire balance of a $250,000 note into 1.1 million shares of our common stock. Also during the first six months of 2004, certain warrant holders exercised 173,544 warrants on a cashless basis in exchange for 116,571 shares of common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Neoprobe Corporation is a biomedical technology company that provides innovative surgical and diagnostic products that enhance patient care by meeting the critical decision-making needs of physicians. The December 2001 acquisition of Cardiosonix Ltd. (Cardiosonix) expanded our potential product offerings beyond the neo2000 gamma detection device, which is marketed in the oncology arena, into the area of blood flow measurement and cardiac care. Cardiosonix is commercializing a unique line of proprietary blood flow monitoring devices for a variety of diagnostic and surgical applications and has received marketing clearance for two of its products, Quantix/ND(TM) and Quantix/OR(TM), in Europe and in the U.S. In addition to our medical device products, we have two radiopharmaceutical products, Lymphoseek(TM) and RIGScan(R) CR, in the advanced phases of clinical development. In January 2005 we also formed a new subsidiary, CIRA Biosciences, Inc. (CIRA Bio) to advance our activated cellular therapy
(ACT) platform.

This Overview section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially from the anticipated results discussed herein. Our financial performance is highly dependent on our ability to continue to generate income and cash flow from our gamma device product line and on our ability to successfully commercialize the blood flow products of our subsidiary,

Cardiosonix. We cannot assure you that we will achieve the volume of sales anticipated, or if achieved, that the margin on such sales will be adequate to produce positive operating cash flow. We continue to be optimistic about the longer-term potential for our other proprietary, procedural-based technologies such as Lymphoseek, RIGS(R) (radioimmunoguided surgery) and ACT; however, these technologies are not anticipated to generate any significant revenue for us during 2005 or 2006. In addition, we cannot assure you that these products will ever obtain marketing clearance from the appropriate regulatory bodies.

Our revenue for the first six months of 2005 was somewhat higher than our original expectations. Unit sales of our gamma detection devices year-to-date were consistent with our expectations; however, we experienced both an increase in average sales prices and higher than normal sales of extended service agreements during the period. Our sales of blood flow measurement devices represents a combination of demonstration and customer unit sales following the launch of a redesigned Quantix/OR device late in the first quarter of 2005. We continue to expect net sales of gamma detection devices for 2005 to be consistent with 2004 and that our sales of blood flow measurement devices will continue to increase during the second half of 2005 over the first half of the year. However, due to the time necessary to retrain our distributor base as well as the normal capital product sales cycle, sales of Quantix(R) devices during the remainder of 2005 are more likely to be weighted in the fourth quarter and are still highly dependent upon physician response to the product.

Our operating expenses during the first six months of 2005 were focused primarily on support for our Lymphoseek product development. In addition, we continued to make significant investments in CIRA Bio's ACT technology and our Quantix blood flow measurement line as well as modest investments in our neo2000(R) gamma detection device product line. We expect our development expenses to increase over the remainder of 2005 as we complete non-clinical testing, conclude certain drug manufacturing and validation activities and prepare to begin multi-center clinical evaluation of Lymphoseek. We expect to continue to incur development expenses to support and innovate our device product lines as well as move our other initiatives forward. We will also continue to invest in marketing and development support for our blood flow products during 2005 as we work with our distribution partners and independent sales representatives to complete the commercialization of our Quantix product lines.

Our efforts thus far in 2005 have resulted in the following milestone achievements:

o Received 501(k) and CE Mark clearances to market the redesigned Quantix/OR system;

o Established corporate Investigational New Drug (IND) application for Lymphoseek and submitted multi-center clinical protocol and related materials to FDA under the IND;

o     Received initial feedback to the Lymphoseek IND from the FDA;

o Licensed methodology patents strengthening RIGS intellectual property estate;

o Expanded Lymphoseek license to cover photodynamic and ultrasound applications; and

o Received positive independent technology assessment of CIRA Bio's ACT platform.

We are in the process of completing certain pre-clinical and animal testing requested by the FDA in their feedback to our Lymphoseek IND submission. We expect these pre-clinical studies to be completed within the next 30 days. Following the FDA's review of the pre-clinical results, we expect to begin enrollment in a Phase II multi-center study at five leading cancer centers in the U.S. The Phase II study is expected to be completed midway through the fourth quarter of 2005. We are also continuing our manufacturing scale-up and validation activities to support the upcoming clinical trials. As a result of these activities, we expect our development expenses related to Lymphoseek to increase over the remainder of 2005 and into 2006, although we continue to believe our estimate of $5 million in out-of-pocket development costs remains appropriate. Our overall timeline for Lymphoseek remains focused on completing the Phase II study followed by a pivotal clinical trial to support our goal of filing a New Drug Application (NDA) for Lymphoseek by mid-2006.

With respect to our RIGS initiative, our current efforts are focused on identifying and securing a development partner. At present, we estimate the expenses to prepare for and conduct a Phase III clinical trial for RIGScan CR will total approximately $25 million. However, expenses for these projects may change based on feedback from the regulatory agencies and/or modifications made to trial designs. It remains our intent to seek a development partner to assist in or take full responsibility for funding of RIGScan CR development. In the meantime, until a partner is secured, we are moving forward with our plans to submit a request for a special protocol assessment (SPA) related to RIGS; however, we do not expect to incur any significant additional expenses related to RIGS until a partner is secured.

The commercial manufacturing assessment recently completed by the Battelle Memorial Institute related to CIRA Bio's ACT technology coupled with the clinical strategy recommendations recently made by CIRA Bio's scientific advisors have set the stage for CIRA Bio to embark on capital-raising efforts, which we expect to begin during the third quarter as we look to move the platform forward.

We anticipate generating a net profit from the sale of our gamma detection devices in 2005; however, we expect to show a loss for our blood flow device product line for 2005 due to continued development and increased marketing and administrative support costs that are still required to commercialize the product line. Currently, we expect the loss on blood flow products for 2005 to be less than the loss incurred in 2004. However, this expectation is based to a large degree on our anticipation that we will achieve greater commercial sales of our Quantix/OR product during the remainder of 2005 than in 2004.

Our overall operating results for 2005 will be significantly affected by the amount of development costs associated with the radiopharmaceutical products. If we are unsuccessful in achieving significant commercial sales of the Quantix/OR product in 2005, or if we modify our business plan and decide to carry out RIGS development internally, our estimates and our business plan will likely need to be modified. As a result of our decision to fund Lymphoseek development internally, we do not expect to achieve operating profit during 2005. In addition, our net loss and net loss per share will likely be significantly impacted by the non-cash interest expense we expect to record related to the accounting treatment for the beneficial conversion feature of the convertible debt and for the warrants issued in connection with the private placement we completed in December 2004. Also, we cannot assure you that our current or potential new products will be successfully commercialized, that we will achieve significant product revenues, or that we will achieve or be able to sustain profitability in the future.

Results of Operations

Revenue for the first six months of 2005 increased $193,000, or 6%, to $3.2 million from $3.0 million for the same period in 2004. Net sales for the first six months of 2005 increased $593,000, or 23%, to $3.2 million from $2.6 million for the same period in 2004. Research and development expenses, as a percentage of net sales, increased to 61% during the first six months of 2005 from 46% during the same period in 2004. Selling, general and administrative expenses, as a percentage of net sales, decreased to 53% during the first six months of 2005 from 65% during the same period in 2004. Due to the ongoing drug and therapeutic development activities of the company, research and development expenses are expected to continue to be higher as a percentage of sales in 2005 than they were in 2004. In addition, marketing and selling expenses, coupled with increased financial compliance, investor relations and professional services costs, are expected to push our overall selling, general and administrative expenses slightly higher in 2005 than 2004 as a percentage of sales.

Three Months Ended June 30, 2005 and 2004

Net Sales and Margins. Net sales, primarily comprised of our gamma detection systems, increased $353,000, or 26%, to $1.7 million during the second quarter of 2005 from $1.3 million during the same period in 2004. Gross margins on net sales remained steady at 62% of net sales for the second quarters of 2005 and 2004. The increase in net sales was the combined result of a modest strengthening in gamma detection device sales prices in the U.S. and Europe partially influenced by the strong Euro exchange rate that continued through mid-year 2005, and increased extended service contract sales activity experienced by our primary gamma detection device marketing partner. Gross margin percentages remained steady but were influenced primarily by the increase in sales prices and unit sales volumes, coupled with increased extended service contract sales which typically generate higher margins than sales of our devices, and offset by slightly increased unit costs to manufacture our neo2000 control unit.

License and Other Revenue. License and other revenue in the second quarter of 2004 included $200,000 from the pro-rata recognition of license fees related to the distribution agreement with Ethicon Endo-Surgery, Inc. (EES), a Johnson and Johnson company. These license fees were fully amortized into income as of the end of the third quarter of 2004, so there were no such revenues recorded in the second quarter of 2005.

Research and Development Expenses. Research and development expenses increased $709,000 or 119% to $1.3 million during the second quarter of 2005 from $595,000 during the same period in 2004. The increase was primarily due to efforts to move forward with development activities related to our Quantix devices, Lymphoseek, the ACT technology platform of our CIRA Bio subsidiary, and increased headcount in the U.S., offset by decreased expenses related to our gamma detection devices, RIGS development, and declines in Israeli personnel. The second quarter of 2004 included significant development activities related to an updated version of our neo2000 system and product development activities related to the Quantix/OR. Research and development expenses in the second quarter of 2005 included approximately $84,000 in gamma detection device development costs, $390,000 in product design activities for the Quantix/OR system and $829,000 in drug and therapy product development costs. This compares to expenses of $140,000, $335,000 and $120,000 in these relative segment categories during the same period in 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $25,000 or 3% to $828,000 during the second quarter of 2005 from $853,000 during the same period in 2004. Increases in certain overhead costs such as investor relations and depreciation coupled with increased headcount in the U.S. were offset by decreased marketing expenses.

Other Income (Expenses). Other expenses increased $251,000 to $272,000 during the second quarter of 2005 from $21,000 during the same period in 2004. The primary reason for the increase was an increase of $290,000 in interest-related expenses on debt financings we entered into during 2004. Of this interest expense, $168,000 and $35,000 in the second quarter of 2005 and 2004, respectively, was non-cash in nature related to the amortization of debt issuance costs and discounts resulting from the warrants and beneficial conversion features of the convertible debt. These increases were offset by an increase of $63,000 in interest income resulting from maintaining a higher balance of cash and investments during the second quarter of 2005 compared to the same period in 2004.

Six Months Ended June 30, 2005 and 2004

Net Sales and Margins. Net sales, primarily of our gamma detection systems, increased $593,000, or 23%, to $3.2 million during the first six months of 2005 from $2.6 million during the same period in 2004. Gross margins on net sales increased to 62% of net sales for the first six months of 2005 compared to 59% of net sales for the same period in 2004. The increase in net sales was the combined result of a modest strengthening in gamma detection device sales prices in the U.S. and Europe partially influenced by the strong Euro exchange rate and increased extended service contract sales activity experienced by our primary gamma detection device marketing partner. Gross margin percentages remained steady but were influenced by the increase in sales prices, coupled with increased extended service contract sales which typically generate higher margins than sales of our devices, and partially offset by slightly increased unit costs to manufacture our neo2000 control unit.

License and Other Revenue. License and other revenue in the first six months of 2004 included $400,000 from the pro-rata recognition of license fees related to the distribution agreement with EES. These license fees were fully amortized into income as of the end of the third quarter of 2004, so there were no such revenues recorded in the first six months of 2005.

Research and Development Expenses. Research and development expenses increased $764,000 or 65% to $1.9 million during the first six months of 2005 from $1.2 million during the same period in 2004. The increase was primarily due to efforts to move forward with development activities related to Lymphoseek, the

ACT technology platform of our CIRA Bio subsidiary, and increased headcount in the U.S., offset by decreased expenses related to our gamma detection devices, RIGS development, and Quantix. The first six months of 2004 included final development activities related to an updated version of our neo2000 system and product development activities related to the Quantix/OR. Research and development expenses in the first six months of 2005 included approximately $122,000 in gamma detection device development costs, $740,000 in product design activities for the Quantix/OR system and $1.1 million in drug and therapy product development costs. This compares to expenses of $281,000, $669,000 and $228,000 in these relative segment categories during the same period in 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses remained steady at $1.7 million during the first six months of 2005 and 2004. Increases in certain overhead costs such as investor relations, professional services and depreciation coupled with increased headcount in the U.S. were offset by decreased marketing expenses.

Other Income (Expenses). Other expenses increased $604,000 to $703,000 during the first six months of 2005 from $99,000 during the same period in 2004. The primary reason for the increase was an increase of $546,000 in interest expense on debt financings we entered into during 2004 and 2003. Of this interest expense, $330,000 and $97,000 in the first six months of 2005 and 2004, respectively, was non-cash in nature related to the amortization of debt issuance costs and discounts resulting from the warrants and beneficial conversion features of the convertible debt. These increases were offset by an increase of $104,000 in interest income resulting from maintaining a higher balance of cash and investments during the second quarter of 2005 compared to the same period in 2004. In addition, the first six months of 2005 included a $142,000 non-cash increase in warrant liability resulting from the accounting treatment for the warrants we issued in connection with the private placement of convertible debt we completed in December 2004.

Liquidity and Capital Resources

Operating Activities. Cash used in operations increased $653,000 to $865,000 used during the first six months of 2005 compared to $213,000 used during the same period in 2004. Working capital decreased $1.6 million to $8.8 million at June 30, 2005 compared to $10.4 million at December 31, 2004. The current ratio decreased to 8.0:1 at June 30, 2005 from 11.3:1 at December 31, 2004. The decrease in working capital was primarily related to cash used in operations. Cash and investment balances decreased to $8.8 million at June 30, 2005 from $9.8 million at December 31, 2004, primarily as a result of cash used to fund operating activities and service our debt during the first six months of 2005.

Accounts receivable decreased to $371,000 at June 30, 2005 from $412,000 at December 31, 2004. The decrease was primarily a result of timing of purchases and payments to EES. We expect overall receivable levels will continue to fluctuate during 2005 depending on the timing of purchases and payments by EES as well as the effects of sales of blood flow products.

Inventory levels decreased to $757,000 at June 30, 2005 compared to $855,000 at December 31, 2004. We expect inventory levels to increase over the course of 2005 as we prepare to ramp up our blood flow business and reassess our safety stock levels.

Investing Activities. Cash used in investing activities increased to $4.3 million during the first six months of 2005 from $55,000 during the same period in 2004. We purchased $4.7 million and received $500,000 at maturity of available-for-sale securities during the first six months of 2005. Capital expenditures during the first six months of 2005 were split between purchases of office equipment and production tools and equipment. Capital expenditures in the first six months of 2004 were primarily related to purchases of technology infrastructure. Capital needs for 2005 are still expected to be minor but should increase somewhat over 2004 as we start up blood flow measurement device production at our contract manufacturer.

Financing Activities. Financing activities used $113,000 in cash in the first six months of 2005 versus $2.1 million provided during the same period in 2004.

Proceeds from the issuance of common stock were $58,000 and $2.3 million during the first six months of 2005 and 2004, respectively. Payments of notes payable were $155,000 and $159,000 during the first six months of 2005 and 2004, respectively.

In November 2003, we executed common stock purchase agreements with certain investors for the purchase of 12,173,914 shares of our common stock at a price of $0.23 per share for net proceeds of $2.4 million. In addition, we issued the purchasers warrants to purchase 6,086,959 shares of our common stock at an exercise price of $0.28 per share, expiring in October 2008, and issued the placement agents warrants to purchase 1,354,348 shares of our common stock on similar terms. The per share value of these warrants was $0.31 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 3.2%, volatility of 151% and no expected dividend rate. During 2004, certain investors and placement agents exercised a total of 3,230,066 warrants related to this placement resulting in the issuance of 3,197,854 shares of our common stock and we realized net proceeds of $871,398. During the first six months of 2005, certain investors and placement agents exercised a total of 206,865 warrants and we realized proceeds of $57,922.

In December 2004, we completed a private placement of Convertible Promissory Notes in an aggregate principal amount of $8.1 million with Biomedical Value Fund, L.P., Biomedical Offshore Value Fund, Ltd. and David C. Bupp (our President and CEO). Biomedical Value Fund, L.P. and Biomedical Offshore Value Fund, Ltd. are funds managed by Great Point Partners, LLC. The notes bear interest at 8% per annum and are freely convertible into shares of our common stock at a price of $0.40 per share. Neoprobe may force conversion of the notes prior to their stated maturity under certain circumstances. The conversion price represents the ten-day volume weighted average trading price of our common stock through December 10, 2004. As part of this transaction, we issued the investors 10,125,000 Series T warrants to purchase our common stock at an exercise price of $0.46, expiring in December 2009. The fair value of the warrants issued to the investors was $1,315,000 on the date of issuance and was determined by a third-party valuation firm using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 3.4%, volatility of 50% and no expected dividend rate. In connection with this financing, we also issued 1,600,000 Series U warrants to purchase our common stock to the placement agents, containing substantially identical terms to the warrants issued to the investors. The fair value of the warrants issued to the placement agents was $208,014 using the Black-Scholes option pricing model with the same assumptions used to determine the fair value of the warrants issued to the investors. The value of the beneficial conversion feature of the notes was estimated at $1,315,000 based on the effective conversion price at the date of issuance.

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

In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R provides for a prospective application. Under this method, we will begin recognizing compensation expense for equity-based compensation for all new or modified grants after the date of adoption. In addition, we will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes. We expect to adopt SFAS No. 123R on January 1, 2006.

As permitted by SFAS No. 123, Neoprobe currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R's fair value method will have a significant impact on our result of operations, although it will have no impact on our overall cash position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the assumptions for the variables which impact the computation. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share in Note 2 to our consolidated financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

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

Revenue Recognition Related to Net Sales. We currently generate revenue primarily from sales of our gamma detection products; however, sales of blood flow products constituted approximately 5% of total revenues for the first six months of 2005 and are expected to increase in the future. We generally recognize sales revenue related to sales of our products when the products are shipped and the earnings process has been completed. Our customers have no right to return products purchased in the ordinary course of business. However, in cases where product is shipped but the earnings process is not yet completed, revenue is deferred until it has been determined that the earnings process has been completed. The prices we charge our primary gamma detection device customer, EES, related to sales of products are subject to retroactive annual adjustment based on a fixed percentage of the actual sales prices achieved by EES on sales to end customers made during each fiscal year. To the extent that we can reasonably estimate the end-customer prices received by EES, we record sales to EES based upon these estimates. If we are unable to reasonably estimate end customer sales prices related to certain products sold to EES, we record revenue related to these product sales at the minimum (i.e., floor) price provided for under our distribution agreement with EES.

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

o Impairment or Disposal of Long-Lived Assets. We account for long-lived assets in accordance with the provisions of SFAS No. 144. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of June 30, 2005, the most significant long-lived assets on our balance sheet relate to assets recorded in connection with the acquisition of Cardiosonix and gamma detection device patents related to intraoperative lymphatic mapping. The recoverability of these assets is based on the financial projections and models related to the future sales success of Cardiosonix' products and the continuing success of our gamma detection product line. As such, these assets could be subject to significant adjustment should the Cardiosonix technology not be successfully commercialized or the sales amounts in our current projections not be realized.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer, along with the Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

(a) Neoprobe Corporation held its Annual Meeting of Stockholders on June 13, 2005, for the purpose of electing two directors, increasing the authorized number of shares of the company's stock, and amending the company's 2002 Stock Incentive Plan.

(b) At the Annual Meeting of Stockholders, the directors nominated were elected.

(c) The following table shows the voting tabulation for each matter voted upon at the Annual Meeting of Stockholders.

ACTION                            FOR                 WITHHELD
------                         ----------            ---------
Election of Directors
   Carl J. Aschinger, Jr.      45,741,306            1,838,234
   Fred B. Miller              45,754,361            1,825,179

ACTION                                                        FOR                 AGAINST               ABSTAIN
                                                           ----------            ---------              -------
Increase the authorized number of shares
of the company from 105,000,000 to 155,000,000,
consisting of 150,000,000 shares of common stock,
$.001 par and 5,000,000 shares of preferred stock,
$.001 par value                                            42,671,721            4,704,066              203,753

ACTION                                                         FOR                 AGAINST               ABSTAIN
                                                            ---------             ---------              -------
Amend the 2002 Stock Incentive Plan to increase
the number of shares of common stock issuable
under the plan from 3,000,000 to 5,000,000 shares           9,618,474             5,053,544              133,291
                                                            ---------             ---------              -------


Item 6.  Exhibits

      3.1 Restated Certificate of Incorporation of Neoprobe Corporation as corrected February 18, 1994 and amended June 27, 1994, June 3, 1996, March 17, 1999, May 9, 2000, June 13, 2003, July 27, 2004 and June
            22, 2005.

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

      32.2 Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

Items 1, 2, 3, and 5 are not applicable and have been omitted.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        NEOPROBE CORPORATION
                        (the Company)
                        Dated: August 15, 2005

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