Form 10QSB
period 2005-09-30
NEOPROBE CORP
filed 2005-11-14
CIK 810509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
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

614.793.7500
(Issuer's telephone number)

58,623,059 shares of common stock, par value $.001 per share
(Number of shares of issuer’s common equity outstanding as of the close of business on November 7, 2005)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 58,623,059 shares of common stock, par value $.001 per share (as of the close of business on November 7, 2005).

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets

ASSETS	September 30, 2005 (unaudited)	December 31, 2004
Current assets:
Cash and cash equivalents	$3,560,771	$9,842,658
Available-for-sale securities	3,470,758	—
Accounts receivable, net	874,613	411,856
Inventory	817,723	855,022
Prepaid expenses and other	164,286	327,408

Total current assets	8,888,151	11,436,944

Property and equipment	2,395,652	2,341,785
Less accumulated depreciation and amortization	2,101,935	2,003,942

	293,717	337,843

Patents and trademarks	3,170,210	3,155,334
Non-compete agreements	584,516	584,516
Acquired technology	237,271	237,271
	3,991,997	3,977,121
Less accumulated amortization	1,779,802	1,458,012

	2,212,195	2,519,109

Other assets	885,030	1,071,999

Total assets	$12,279,093	$15,365,895

Continued

Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets, continued

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2005 (unaudited)	December 31, 2004
Current liabilities:
Accounts payable	$307,194	$198,912
Accrued liabilities and other	383,430	378,247
Capital lease obligations, current	18,076	13,863
Deferred revenue, current	294,547	176,192
Notes payable to finance companies	17,710	242,722

Total current liabilities	1,020,957	1,009,936

Capital lease obligations	34,564	30,297
Deferred revenue	50,171	57,591
Notes payable to CEO, net of discounts of $27,849
and $32,204, respectively	72,151	67,796
Notes payable to investor, net of discounts of $2,227,915
and $2,576,302, respectively	5,772,085	5,423,698
Liability related to warrants to purchase common stock	—	2,560,307
Other liabilities	19,876	52,440

Total liabilities	6,969,804	9,202,065

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares
authorized at September 30, 2005 and December 31, 2004;
none issued and outstanding (500,000 shares designated
as Series A, $.001 par value, at September 30, 2005 and
and December 31, 2004; none outstanding)	—	—
Common stock; $.001 par value; 150,000,000 shares
authorized, 58,622,059 shares issued and outstanding
at September 30, 2005; 100,000,000 shares authorized,
58,378,143 shares issued and outstanding at
December 31, 2004	58,622	58,378
Additional paid-in capital	134,903,259	132,123,605
Accumulated deficit	(129,649,802)	(126,018,153)
Accumulated other comprehensive loss	(2,790)	—

Total stockholders’ equity	5,309,289	6,163,830

Total liabilities and stockholders’ equity	$12,279,093	$15,365,895

See accompanying notes to the consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Net sales	$1,333,536	$1,525,134	$4,500,301	$4,098,679
License and other revenue	—	200,000	—	600,000
Total revenues	1,333,536	1,725,134	4,500,301	4,698,679

Cost of goods sold	532,601	643,303	1,738,157	1,692,084

Gross profit	800,935	1,081,831	2,762,144	3,006,595

Operating expenses:
Research and development	1,106,242	588,435	3,048,056	1,766,265
Selling, general and administrative	689,030	695,399	2,352,977	2,361,941
Total operating expenses	1,795,272	1,283,834	5,401,033	4,128,206

Loss from operations	(994,337)	(202,003)	(2,638,889)	(1,121,611)

Other income (expenses):
Interest income	57,596	8,367	166,475	13,724
Interest expense	(340,366)	(42,494)	(1,001,844)	(158,647)
Increase in warrant liability	—	—	(142,427)	—
Other	(7,360)	(2,628)	(14,964)	9,326
Total other expenses	(290,130)	(36,755)	(992,760)	(135,597)

Net loss	$(1,284,467)	$(238,758)	$(3,631,649)	$(1,257,208)

Net loss per common share:
Basic	$(0.02)	$0.00	$(0.06)	$(0.02)
Diluted	$(0.02)	$0.00	$(0.06)	$(0.02)

Weighted average shares outstanding:
Basic	58,469,103	58,076,622	58,414,293	56,290,885
Diluted	58,469,103	58,076,622	58,414,293	56,290,885

See accompanying notes to the consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(3,631,649)	$(1,257,208)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	457,986	444,021
Amortization of debt discount and offering costs	504,819	130,539
Increase in warrant liability	142,427	—
Other	386	130,831
Changes in operating assets and liabilities:
Accounts receivable	(462,757)	361,376
Inventory	22,236	51,497
Prepaid expenses and other assets	258,636	125,857
Accounts payable	108,282	5,647
Accrued liabilities and other liabilities	(27,402)	89,120
Deferred revenue	110,935	(706,297)

Net cash used in operating activities	(2,516,101)	(624,617)

Cash flows from investing activities:
Purchases of available-for-sale securities	(5,480,787)	—
Proceeds from maturities of available-for-sale securities	2,000,000	—
Purchases of property and equipment	(71,011)	(67,310)
Proceeds from sales of property and equipment	11,049	375
Patent and trademark costs	(17,208)	(17,506)

Net cash used in investing activities	(3,557,957)	(84,441)

Cash flows from financing activities:
Proceeds from issuance of common stock	57,922	2,349,073
Payment of offering costs	—	(15,642)
Payment of debt issuance costs	(29,635)	—
Payment of notes payable	(225,012)	(192,272)
Payments under capital leases	(11,124)	(12,660)
Other	20	—

Net cash (used in) provided by financing activities	(207,829)	2,128,499

Net (decrease) increase in cash and cash equivalents	(6,281,887)	1,419,441

Cash and cash equivalents, beginning of period	9,842,658	1,588,760

Cash and cash equivalents, end of period	$3,560,771	$3,008,201

See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements
(unaudited)
1.	Basis of Presentation

The information presented as of September 30, 2005 and for the three and nine-month periods then ended is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Neoprobe Corporation (Neoprobe, the Company, or we) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results for the interim periods are not necessarily indicative of results to be expected for the year. The consolidated financial statements should be read in conjunction with Neoprobe’s audited consolidated financial statements for the year ended December 31, 2004, which were included as part of our Annual Report on Form 10-KSB.

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

The following table illustrates the effect on net loss and net loss per share if compensation cost for our stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation:

	Three Months Ended September 30,
	2005	2004

Net loss, as reported	$(1,284,467)	$(238,758)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(95,196)	(78,228)

Pro forma net loss	$(1,379,663)	$(316,986)

Loss per common share:
As reported (basic and diluted)	$(0.02)	$(0.00)
Pro forma (basic and diluted)	$(0.02)	$(0.01)

	Nine Months Ended September 30,
	2005	2004

Net loss, as reported	$(3,631,649)	$(1,257,208)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(400,966)	(186,363)

Pro forma net loss	$(4,032,615)	$(1,443,571)

Loss per common share:
As reported (basic and diluted)	$(0.06)	$(0.02)
Pro forma (basic and diluted)	$(0.07)	$(0.03)

During the first nine months of 2005, the Board of Directors granted options to directors and certain employees to purchase 338,000 shares of our common stock, exercisable at an average price of $0.67 per share, vesting over one to three years. As of September 30, 2005, we have 4.9 million options outstanding under three stock option plans. Of the outstanding options, 3.0 million options have vested as of September 30, 2005, at an average exercise price of $0.48 per share.

3.	Comprehensive Income (Loss)

Due to our net operating loss position, there are no income tax effects on comprehensive income (loss) components for the three-month and nine-month periods ended September 30, 2005.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net loss	$(1,284,467)	$(3,631,649)
Unrealized gains (losses) on securities	3,370	(2,790)

Other comprehensive loss	$(1,281,097)	$(3,634,439)

We had no accumulated other comprehensive income (loss) activity during the three-month and nine-month periods ended September 30, 2004.

4.	Earnings Per Share

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the periods, adjusted for the effects of convertible securities, options and warrants, if dilutive.

	Three Months Ended September 30, 2005		Three Months Ended September 30, 2004
	Basic Earnings Per Share	Diluted Earnings Per Share	Basic Earnings Per Share	Diluted Earnings Per Share

Outstanding shares	58,622,059	58,622,059	58,287,057	58,287,057
Effect of weighting changes in outstanding shares	(22,956)	(22,956)	(80,435)	(80,435)
Contingently issuable shares	(130,000)	(130,000)	(130,000)	(130,000)

Adjusted shares	58,469,103	58,469,103	58,076,622	58,076,622

	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004
	Basic Earnings Per Share	Diluted Earnings Per Share	Basic Earnings Per Share	Diluted Earnings Per Share

Outstanding shares	58,622,059	58,622,059	58,287,057	58,287,057
Effect of weighting changes in outstanding shares	(77,766)	(77,766)	(1,866,172)	(1,866,172)
Contingently issuable shares	(130,000)	(130,000)	(130,000)	(130,000)

Adjusted shares	58,414,293	58,414,293	56,290,885	56,290,885

There is no difference in basic and diluted loss per share related to the three-month and nine-month periods ended September 30, 2005 and 2004. The net loss per common share for these periods excludes 40,316,695 and 7,554,231, respectively, of common shares issuable upon exercise of outstanding stock options and warrants into our common stock or upon the conversion of convertible debt since such inclusion would be anti-dilutive.

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

Available-for-sale securities are classified as current based on our intent to use them to fund short-term working capital needs.

6.	Inventory

The components of inventory are as follows:

	September 30, 2005 (unaudited)	December 31, 2004

Materials and component parts	$415,303	$486,323
Finished goods	402,420	368,699

	$817,723	$855,022

7.	Intangible Assets

The major classes of intangible assets are as follows:

	September 30, 2005 (unaudited)		December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents and trademarks	$3,170,210	$1,103,692	$3,155,334	$915,571
Non-compete agreements	584,516	548,393	584,516	440,005
Acquired technology	237,271	127,717	237,271	102,436

	$3,991,997	$1,779,802	$3,977,121	$1,458,012

The estimated future amortization expenses for the next five fiscal years are as follows:

Estimated Amortization Expense

For the year ended 12/31/2005	$423,524
For the year ended 12/31/2006	267,576
For the year ended 12/31/2007	235,237
For the year ended 12/31/2008	205,170
For the year ended 12/31/2009	170,940

8.	Product Warranty

We warrant our products against defects in design, materials, and workmanship generally for a period of one year from the date of sale to the end customer. Our accrual for warranty expenses is adjusted periodically to reflect actual experience. Our primary marketing partner, Ethicon Endo-Surgery, Inc. (EES), a Johnson and Johnson company, also reimburses us for a portion of warranty expense incurred based on end customer sales they make during a given fiscal year. Payments charged against the reserve are disclosed net of EES’ estimated reimbursement.

The activity in the warranty reserve account for the three-month and nine-month periods ended September 30, 2005 and 2004 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Warranty reserve at beginning of period	$48,595	$46,000	$66,000	$53,000
Provision for warranty claims and changes in reserve for warranties	12,117	(1,000)	42,730	(8,000)
Payments charged against the reserve	(12,117)	—	(60,135)	—

Warranty reserve at end of period	$48,595	$45,000	$48,595	$45,000

9.	Notes Payable

In December 2004, we completed a private placement of four-year convertible promissory notes in an aggregate principal amount of $8.1 million with Biomedical Value Fund, L.P., Biomedical Offshore Value Fund, Ltd. and David C. Bupp (our President and CEO). Biomedical Value Fund, L.P. and Biomedical Offshore Value Fund, Ltd. are funds managed by Great Point Partners, LLC. The notes bear interest at 8% per annum, payable quarterly on each March 31, June 30, September 30 and December 31 of each year, and are freely convertible into shares of our common stock at a price of $0.40 per share. Neoprobe may force conversion of the notes prior to their stated maturity under certain circumstances. All of our material assets, except the intellectual property associated with our LymphoseekTM and RIGS® products under development, have been pledged as collateral for these notes.

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

U.S. generally accepted accounting principles also required us to classify the warrants issued in connection with the placement as a liability due to penalty provisions contained in the securities purchase agreement. The penalty provisions could have required us to pay a penalty of 0.0667% per day of the total debt amount if we failed to meet certain registration deadlines, or if our stock was suspended from trading for more than 30 days. As a liability, the warrants were considered a derivative instrument that were required to be periodically “marked to market” on our consolidated balance sheet. We estimated the fair value of the warrants at December 31, 2004 using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 3.4%, volatility of 50% and no expected dividend rate. On February 16, 2005, Neoprobe and the investors confirmed in writing their intention that the penalty provisions which led to this accounting treatment were intended to apply only to the $8.1 million principal balance of the promissory notes and underlying conversion shares and not to the warrant shares. Because the value of our stock increased $0.02 per share from $0.59 per share at December 31, 2004 to $0.61 per share at February 16, 2005, the effect of marking the warrant liability to “market” resulted in an increase in the estimated fair value of the warrant liability of $142,427 which was recorded as non-cash expense during the first quarter of 2005. The estimated fair value of the warrant liability was then reclassified to additional paid-in capital during the first quarter of 2005.

10.	Stock Warrants

During the first nine months of 2005, 143,278 of our Series R and 63,587 of our Series S warrants that were issued in October 2003 were exercised and we realized net proceeds of $57,922.

At September 30, 2005 there are 17.0 million warrants outstanding to purchase our common stock. The warrants are exercisable at prices ranging from $0.13 to $0.75 per share with a weighted average exercise price $0.40 per share.

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

The information in the following table is derived directly from each segment’s internal financial reporting used for corporate management purposes. Selling, general and administrative expenses and other expenses, including amortization, interest and other costs that relate primarily to corporate activity, are not currently allocated to the operating segments for financial reporting purposes.

($ amounts in thousands) Three Months Ended September 30, 2005	Gamma Detection Devices	Blood Flow Devices	Drug and Therapy Products	Unallocated	Total

Net sales:
United States[1]	$1,237	$—	$—	$—	$1,237
International	38	58	—	—	96
Research and development expenses	79	302	725	—	1,106
Selling, general and administrative expenses	—	—	—	689	689
Income (loss) from operations[2]	693	(273)	(725)	(689)	(994)
Other expenses	—	—	—	(290)	(290)

Three Months Ended September 30, 2004

Net sales:
United States[1]	$1,474	$—	$—	$—	$1,474
International	24	27	—	—	51
License and other revenue	200	—	—	—	200
Research and development expenses	54	451	83	—	588
Selling, general and administrative expenses	—	—	—	695	695
Income (loss) from operations[2]	1,039	(463)	(83)	(695)	(202)
Other expenses	—	—	—	(37)	(37)

($ amounts in thousands) Nine Months Ended September 30, 2005	Gamma Detection Devices	Blood Flow Devices	Drug and Therapy Products	Unallocated	Total

Net sales:
United States[1]	$4,186	$56	$—	$—	$4,242
International	97	161	—	—	258
Research and development expenses	201	1,042	1,805	—	3,048
Selling, general and administrative expenses	—	—	—	2,353	2,353
Income (loss) from operations[2]	2,438	(919)	(1,805)	(2,353)	(2,639)
Other expenses	—	—	—	(993)	(993)

Nine Months Ended September 30, 2004

Net sales:
United States[1]	$3,970	$—	$—	$—	$3,970
International	64	65	—	—	129
License and other revenue	600	—	—	—	600
Research and development expenses	335	1,121	310	—	1,766
Selling, general and administrative expenses	—	—	—	2,362	2,362
Income (loss) from operations[2]	2,713	(1,163)	(310)	(2,362)	(1,122)
Other expenses	—	—	—	(136)	(136)

1 All sales to EES are made in the United States. EES distributes the product globally through its international affiliates.
2 Income (loss) from operations does not reflect the allocation of selling, general and administrative expenses to the operating segments.

12.	Supplemental Disclosure for Statements of Cash Flows

During the first nine months of 2005 and 2004, we paid interest aggregating $497,000 and $26,000, respectively. Also during the first nine months of 2005 and 2004, we purchased equipment under capital leases totaling $20,000 and $27,000, respectively. During the first quarter of 2004, an outside investor converted the entire balance of a $250,000 note into 1.1 million shares of our common stock. During the first nine months of 2004, certain warrant holders exercised 173,544 warrants on a cashless basis in exchange for 116,571 shares of common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Neoprobe Corporation is a biomedical technology company that provides innovative surgical and diagnostic products that enhance patient care by meeting the critical decision-making needs of physicians. The December 2001 acquisition of Cardiosonix Ltd. (Cardiosonix) expanded our potential product offerings beyond the neo2000 gamma detection device, which is marketed in the oncology arena, into the area of blood flow measurement and cardiac care. Cardiosonix is commercializing a unique line of proprietary blood flow monitoring devices for a variety of diagnostic and surgical applications and has received marketing clearance for two of its products, Quantix/ND™ and Quantix/OR™, in the U.S. and in Europe. In addition to our medical device products, we have two radiopharmaceutical products, Lymphoseek™ and RIGScan® CR, in the advanced phases of clinical development. In January 2005 we also formed a new majority-owned (90%) subsidiary, Cira Biosciences, Inc. (Cira Bio) to advance our activated cellular therapy (ACT) platform.

This Overview section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially from the anticipated results discussed herein. Our financial performance is highly dependent on our ability to continue to generate income and cash flow from our gamma device product line and on our ability to successfully commercialize the blood flow products of our subsidiary, Cardiosonix. We cannot assure you that we will achieve the volume of sales anticipated, or if achieved, that the margin on such sales will be adequate to produce positive operating cash flow. We continue to be optimistic about the longer-term potential for our other proprietary, procedural-based technologies such as Lymphoseek, RIGS® (radioimmunoguided surgery) and ACT; however, these technologies are not anticipated to generate any significant revenue for us during 2005 or 2006. In addition, we cannot assure you that these products will ever obtain marketing clearance from the appropriate regulatory bodies.

Our revenue for the first nine months of 2005 was somewhat higher than our original expectations, although still less than revenues for the comparable period in 2004. Unit sales of our gamma detection devices year-to-date were consistent with our expectations; however, we experienced both an increase in average sales prices, primarily as a result of favorable foreign exchange rates, and higher than normal sales of extended service agreements during the period. Our sales of blood flow measurement devices represents a combination of demonstration and customer unit sales following the launch of a redesigned Quantix/OR device late in the first quarter of 2005. We continue to expect net sales of gamma detection devices for 2005 to be consistent with to slightly higher than 2004, and that our sales of blood flow measurement devices in the fourth quarter will equal or exceed revenues from such sales from the first nine months of the year. However, sales of Quantix® devices during the remainder of 2005 are still highly dependent upon physician response to the product.

Our operating expenses during the first nine months of 2005 were focused primarily on support for Lymphoseek product development. In addition, we continued to make significant investments in CIRA Bio’s ACT technology and our Quantix blood flow measurement line as well as modest investments in our neo2000® gamma detection device product line. We expect our development expenses to increase over the remainder of 2005 as we complete non-clinical testing, conclude certain drug manufacturing and validation activities and prepare to begin multi-center clinical evaluation of Lymphoseek. We expect to continue to incur development expenses to support and to innovate our device product lines as well as move our other product initiatives forward. We will also continue to invest in marketing and clinical development support for our blood flow products during the remainder of 2005 as we work with our distribution partners and independent sales representatives to complete the commercialization of our Quantix product lines.

Our efforts thus far in 2005 have resulted in the following milestone achievements:

•	Received 501(k) and CE Mark clearances to market the redesigned Quantix/OR system;
•	Established a corporate Investigational New Drug (IND) application for Lymphoseek and submitted multi-center clinical protocol and related materials to FDA under the IND;
•	Received initial feedback to the Lymphoseek IND from the FDA;
•	Licensed methodology patents strengthening RIGS intellectual property estate;
•	Expanded Lymphoseek license to cover photodynamic and ultrasound applications;
•	Initiated and received draft reports to non-clinical studies for Lymphoseek requested by regulatory agencies;
•	Completed initial commercial manufacturing of Lymphoseek with Good Manufacturing Practices (cGMP) manufacturers;
•	Received positive independent technology assessment of CIRA Bio’s ACT platform; and,
•	Established a corporate Investigational New Drug (IND) application for humanized version of RIGScan CR.

In late September, Neoprobe received a letter from FDA confirming feedback from recent discussions regarding our Investigational New Drug (IND) application for Lymphoseek. In its feedback, FDA formalized a very stringent non-clinical template for drug safety involving a total of seven tests. All seven non-clinical tests, including repeat dose studies, have now been completed and we are waiting for the final reports. Based on a review of the preliminary information from all of these tests, we are not aware of any drug-related adverse results to date. FDA’s letter also confirmed that we will be required to use commercial drug, produced under cGMP conditions, in the conduct of the Phase II trial, rather than the cGMP material produced by the University of California, San Diego, as originally planned. Our evaluation of the impact of FDA’s requirement for us to use commercial drug for the Phase II trial, which will require us to answer FDA’s chemistry, manufacturing and controls (CMC) questions surrounding the drug, has led us to conclude that this requirement will delay the start of the Phase II trial. However, we believe that this process will result in focusing FDA’s review of the New Drug Application (NDA) on efficacy from the pivotal (i.e., Phase III) trial and will ultimately put us in a much stronger regulatory position once the NDA is filed.

It is now our plan to file the final non-clinical study reports with FDA in December 2005. At roughly the same time, our drug manufacturing partners, Reliable Biopharmaceuticals and Cardinal Health, will have completed their development and validation work and have provided responses to the CMC questions raised by FDA. The anticipated review cycle for the non-clinical and CMC information should permit the current clinical hold to be released by FDA at roughly the same time as commercial-quality drug is available for use in clinical trials during the first quarter of 2006. However, even though commercial-quality drug will be available, it may still not me marketed for sale until the appropriate regulatory clearances have been obtained. We cannot assure you that such regulatory clearances will be obtained on a timely basis, if at all.

The effects of these changes have required that we adjust our timelines and expectations for Lymphoseek. Prior to the most recent delays in completing the battery of non-clinical safety studies and the requirement to use final commercial material, we had hoped to start the Phase II in the fourth quarter of 2005 followed shortly thereafter by the pivotal trial. We now believe that enrollment of patients in the Phase II trial will not be completed until sometime during the first half of 2006 with the pivotal trial starting in the second half of 2006. Our goal of filing the NDA by mid-year 2006 has now been revised to the end of 2006; however, we believe that strenuously following the guidance we are receiving from FDA will ultimately pay dividends in the review process for the NDA as we remain highly confident in the clinical benefit and market potential of Lymphoseek. We continue to believe that Lymphoseek can be commercialized in the later part of 2007 and that the drug, if approved, should provide a significant positive financial contribution to Neoprobe in 2008. As a result of these activities, we expect our development expenses related to Lymphoseek to increase over the remainder of 2005 and into 2006. However, we continue to believe our estimate of $5 million in total out-of-pocket development costs remains appropriate.

With respect to our RIGS initiative, our current efforts are focused on securing a development partner. Neoprobe also recently filed a request with FDA to establish a corporate IND application for a modified chimeric (i.e., humanized) version of RIGScan CR. With the establishment of a corporate IND, responsibility for the clinical and commercial development of this humanized version of RIGScan CR has now been officially transferred from a physician-sponsored IND to Neoprobe. Neoprobe’s contract statisticians have also recently concluded, based on data published earlier this year on adjuvant post-operative chemotherapies for colorectal cancer, that it will be necessary to increase the number of patients in a proposed pivotal trial for RIGScan CR to approximately 2,300 in order to show a statistically valid differential in time to recurrence between patients treated using RIGScan CR versus other more traditional methods. We expect the increase in patients will cause an increase in the development cost; however, we expect that the effect on the development timeline, once a partner is secured and development commences, will be less than six months. We had previously estimated the expenses to prepare for and conduct a Phase III clinical trial for RIGScan CR would approximate $25 million. However, expenses for this project may increase based on recent feedback from the regulatory agencies and modifications suggested to number of patients involved in the proposed clinical trials. It remains our intent to seek a development partner to assist in or take full responsibility for funding of RIGScan CR development. In the meantime, until a partner is secured, we are moving forward with our plans to submit to FDA a request for a special protocol assessment (SPA) related to RIGS; however, we do not expect to incur any significant additional expenses related to RIGS until a partner is secured.

Our efforts to raise capital to support the development activities of our subsidiary, Cira Bio, have thus far been unsuccessful due, we believe, to recent developmental failures by potential competitors to Cira Bio’s ACT technology. We are in the process of evaluating alternative strategies to determine the appropriate way to enhance shareholder value by financing a reduced clinical development strategy for Cira Bio.

We anticipate generating a net profit from the sale of our gamma detection devices in 2005; however, we expect that our blood flow device product line will operate at a net loss for 2005 due to continued development and increased marketing and administrative support costs that are still required to commercialize the product line. Currently, we expect the loss on blood flow products for 2005 to be less than the loss incurred in 2004. However, this expectation is based to a large degree on our anticipation that we will achieve the level of commercial sales we expect from our Quantix/OR product during the remainder of 2005.

Our overall operating results for 2005 will be significantly affected by the amount of development costs associated with the radiopharmaceutical products. If we are unsuccessful in achieving significant commercial sales of the Quantix/OR product in 2005, or if we decide to carry out RIGS development internally, our estimates and our business plan will likely need to be modified. As a result of our decision to fund Lymphoseek development internally, we do not expect to achieve operating profit during 2005. In addition, our net loss and net loss per share will likely be significantly impacted by the non-cash interest expense we expect to record related to the accounting treatment for the beneficial conversion feature of the convertible debt and for the warrants issued in connection with the private placement we completed in December 2004. Also, we cannot assure you that our current or potential new products will be successfully commercialized, that we will achieve significant product revenues, or that we will achieve or be able to sustain profitability in the future.

Results of Operations

Revenue for the first nine months of 2005 decreased $198,000, or 4%, to $4.5 million from $4.7 million for the same period in 2004. Net sales for the first nine months of 2005 increased $402,000, or 10%, to $4.5 million from $4.1 million for the same period in 2004. Research and development expenses, as a percentage of net sales, increased to 68% during the first nine months of 2005 from 43% during the same period in 2004. Selling, general and administrative expenses, as a percentage of net sales, decreased to 52% during the first nine months of 2005 from 58% during the same period in 2004. Due to the ongoing drug and therapeutic development activities of the Company, research and development expenses are expected to continue to be higher as a percentage of sales in 2005 than they were in 2004. In addition, decreased marketing and selling expenses, offset by increased financial compliance, investor relations and professional services costs, are expected to decrease our overall selling, general and administrative expenses in 2005 as compared to 2004 as a percentage of sales.

Three Months Ended September 30, 2005 and 2004

Net Sales and Margins. Net sales, primarily comprised of our gamma detection systems, decreased $192,000, or 13%, to $1.3 million during the third quarter of 2005 from $1.5 million during the same period in 2004. Gross margins on net sales increased to 60% of net sales for the third quarter of 2005 compared to 58% of net sales for the same period in 2004. The decrease in net sales was the combined result of decreased gamma detection unit sales and a modest weakening in gamma detection device sales prices in the U.S. and Europe experienced during the third quarter of 2005, offset by increased extended service contract sales activity experienced by our primary gamma detection device marketing partner. Gross margin percentages increased slightly, influenced primarily by increased extended service contract sales which typically generate higher margins than sales of our devices, and by decreased unit costs to manufacture our neo2000 control unit. Gross margins in the third quarter of 2005 were adversely affected by an inventory impairment of $42,000 related to our laparoscopic probe product.

License and Other Revenue. License and other revenue in the third quarter of 2004 included $200,000 from the pro-rata recognition of license fees related to the distribution agreement with Ethicon Endo-Surgery, Inc. (EES), a Johnson and Johnson company. These license fees were fully amortized into income as of the end of the third quarter of 2004. There were no license revenues recorded in the third quarter of 2005.

Research and Development Expenses. Research and development expenses increased $518,000 or 88% to $1.1 million during the third quarter of 2005 from $588,000 during the same period in 2004. The increase was primarily due to efforts to move forward with development activities related to Lymphoseek, the ACT technology platform of our Cira Bio subsidiary, our neo2000 systems, and increased headcount in the U.S., offset by decreased expenses related to RIGS development, our Quantix devices, and declines in personnel at our Israeli facility. The third quarter of 2004 included development activities related to our Lymphoseek and RIGS technologies, as well as product development activities related to updated versions of our Quantix/OR and neo2000 systems. Research and development expenses in the third quarter of 2005 included approximately $725,000 in drug and therapy product development costs, $302,000 in product design activities for the Quantix/OR system and $79,000 in gamma detection device development costs. This compares to expenses of $83,000, $451,000 and $54,000 in these relative segment categories during the same period in 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $6,000 or 1% to $689,000 during the third quarter of 2005 from $695,000 during the same period in 2004. Increased headcount in the U.S. was offset by decreased marketing expenses, investor relations and professional services.

Other Income (Expenses). Other expenses increased $253,000 to $290,000 during the third quarter of 2005 from $37,000 during the same period in 2004. The primary reason for the increase was an increase of $297,000 in interest-related expenses on debt financings we entered into during 2004. Of this interest expense, $175,000 and $35,000 in the third quarters of 2005 and 2004, respectively, was non-cash in nature related to the amortization of debt issuance costs and discounts resulting from the warrants and beneficial conversion features of the convertible debt. These increases were offset by an increase of $49,000 in interest income resulting from maintaining a higher balance of cash and investments during the third quarter of 2005 compared to the same period in 2004.

Nine Months Ended September 30, 2005 and 2004

Net Sales and Margins. Net sales, primarily of our gamma detection systems, increased $402,000, or 10%, to $4.5 million during the first nine months of 2005 from $4.1 million during the same period in 2004. Gross margins on net sales increased to 61% of net sales for the first nine months of 2005 compared to 59% of net sales for the same period in 2004. The increase in net sales was the combined result of increased sales of our blood flow measurement devices, increased extended service contract sales activity experienced by our primary gamma detection device marketing partner, and a modest strengthening in gamma detection device sales prices in the U.S. and Europe partially influenced by the Euro exchange rate. These increases were partially offset by decreased sales of gamma detection probes and accessories. Gross margin percentages increased slightly, influenced primarily by increased extended service contract sales which typically generate higher margins than sales of our devices coupled with the increase in sales prices, and by slightly decreased unit costs to manufacture our neo2000 control unit. Gross margins in the first nine months of 2005 were adversely affected by an inventory impairment of $42,000 related to our laparoscopic probe product.

License and Other Revenue. License and other revenue in the first nine months of 2004 included $600,000 from the pro-rata recognition of license fees related to the distribution agreement with EES. These license fees were fully amortized into income as of the end of the third quarter of 2004. There were no license revenues recorded in the first nine months of 2005.

Research and Development Expenses. Research and development expenses increased $1.3 million or 73% to $3.0 million during the first nine months of 2005 from $1.8 million during the same period in 2004. The increase was primarily due to efforts to move forward with development activities related to Lymphoseek, the ACT technology platform of our Cira Bio subsidiary, and increased headcount in the U.S., offset by decreased expenses related to our gamma detection devices, RIGS development, our Quantix devices, and declines in personnel at our Israeli facility. The first nine months of 2004 included development activities related to updated versions of our neo2000 system and Quantix/OR, as well as product development activities related to our Lymphoseek and RIGS technologies. Research and development expenses in the first nine months of 2005 included approximately $1.8 million in drug and therapy product development costs, $1.0 million in product design activities for the Quantix/OR system and $201,000 in gamma detection device development costs. This compares to expenses of $310,000, $1.1 million and $335,000 in these relative segment categories during the same period in 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses remained steady at $2.4 million during the first nine months of 2005 and 2004. Increases in professional services coupled with increased headcount in the U.S. were offset by decreased marketing expenses.

Other Income (Expenses). Other expenses increased $857,000 to $993,000 during the first nine months of 2005 from $136,000 during the same period in 2004. The primary reason for the increase was an increase of $844,000 in interest expense on debt financings we entered into during 2004 and 2003. Of this interest expense, $505,000 and $132,000 in the first nine months of 2005 and 2004, respectively, was non-cash in nature related to the amortization of debt issuance costs and discounts resulting from the warrants and beneficial conversion features of the convertible debt. These increases were offset by an increase of $153,000 in interest income resulting from maintaining a higher balance of cash and investments during the second quarter of 2005 compared to the same period in 2004. In addition, the first nine months of 2005 included a $142,000 non-cash increase in warrant liability resulting from the accounting treatment for the warrants we issued in connection with the private placement of convertible debt we completed in December 2004.

Liquidity and Capital Resources

Operating Activities. Cash used in operations increased $1.9 million to $2.5 million used during the first nine months of 2005 compared to $625,000 used during the same period in 2004. Working capital decreased $2.6 million to $7.9 million at September 30, 2005 compared to $10.4 million at December 31, 2004. The current ratio decreased to 8.7:1 at September 30, 2005 from 11.3:1 at December 31, 2004. The decrease in working capital was primarily related to cash used in operations.

Cash and investment balances decreased to $7.0 million at September 30, 2005 from $9.8 million at December 31, 2004, primarily as a result of cash used to fund operating activities and service our debt during the first nine months of 2005.

Accounts receivable increased to $875,000 at September 30, 2005 from $412,000 at December 31, 2004. The increase was primarily a result of timing of purchases and payments to EES. We expect overall receivable levels will continue to fluctuate depending on the timing of purchases and payments by EES as well as the effects of sales of blood flow products.

Inventory levels decreased to $818,000 at September 30, 2005 compared to $855,000 at December 31, 2004. During the third quarter of 2005, we recorded an inventory impairment charge of $42,000 related to our laparoscopic probe product. We expect inventory levels to increase over the remainder of 2005 and into 2006 as we prepare to ramp up our blood flow device business and reassess our gamma detection and blood flow measurement device safety stock levels.

Investing Activities. Cash used in investing activities increased to $3.6 million during the first nine months of 2005 from $84,000 during the same period in 2004. We purchased $5.5 million and received $2.0 million at maturity of available-for-sale securities during the first nine months of 2005. Capital expenditures during the first nine months of 2005 were primarily related to purchases of production tools and equipment in preparation for blood flow measurement device production at our contract manufacturers. Capital expenditures in the first nine months of 2004 were primarily related to purchases of technology infrastructure. Capital needs for the remainder of 2005 are still expected to be minor.

Financing Activities. Financing activities used $208,000 in cash in the first nine months of 2005 versus $2.1 million provided during the same period in 2004. Proceeds from the issuance of common stock were $58,000 and $2.3 million during the first nine months of 2005 and 2004, respectively. Payments of notes payable were $225,000 and $192,000 during the first nine months of 2005 and 2004, respectively.

In November 2003, we executed common stock purchase agreements with certain investors for the purchase of 12,173,914 shares of our common stock at a price of $0.23 per share for net proceeds of $2.4 million. In addition, we issued the purchasers warrants to purchase 6,086,959 shares of our common stock at an exercise price of $0.28 per share, expiring in October 2008, and issued the placement agents warrants to purchase 1,354,348 shares of our common stock on similar terms. The per share value of these warrants was $0.31 on the date of issuance using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 3.2%, volatility of 151% and no expected dividend rate. During 2004, certain investors and placement agents exercised a total of 3,230,066 warrants related to this placement resulting in the issuance of 3,197,854 shares of our common stock and we realized net proceeds of $871,398. During the first nine months of 2005, certain investors and placement agents exercised a total of 206,865 warrants and we realized proceeds of $57,922.

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

Our future liquidity and capital requirements will depend on a number of factors, including our ability to raise additional capital in a timely manner through additional investment, expanded market acceptance of our current products, our ability to complete the commercialization of new products, our ability to monetize our investment in non-core technologies, our ability to obtain milestone or development funds from potential development and distribution partners, regulatory actions by FDA and other international regulatory bodies, and intellectual property protection. We believe we now have adequate capital to assure that we can properly support our current business goals and objectives for the remainder of 2005 and well into 2006. Our near-term priorities to commence multi-center trials for our Lymphoseek product, support the launch of the reengineered version of the Quantix/OR products, identify a development and commercialization partner for our RIGS technology, re-evaluate our development strategy and funding needs for our ACT technology and continue to innovate our gamma detection product line. We cannot assure you that we will be able to achieve significant product revenues from our current or potential new products. We also cannot assure you that we will achieve profitability again.

Recent Accounting Developments

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43 Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “ . . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal to require treatment as a current period charge….” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs during fiscal years beginning after June 15, 2005. We do not believe that the adoption of this statement will have a material impact on our consolidated financial condition or results of operations.

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

As permitted by SFAS No. 123, Neoprobe currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall cash position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future and the assumptions for the variables which impact the computation. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share in Note 2 to our consolidated financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (SFAS No. 153). SFAS No. 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005 and is required to be adopted by Neoprobe beginning January 1, 2006. We are currently evaluating the effect that the adoption of SFAS No. 153 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154). SFAS No. 154 supersedes APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires that a change in method of depreciation, amortization, or depletion for ling-loved, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. ABP Opinion No. 20 previously required that such a change be reported as a change in accounting principle. SFAS No. 154 carries forward many provisions of APB Opinion No. 20 without change, including the provisions related to the reporting of a change in accounting estimate, a change in the reporting entity, and the correction of an error. SFAS No. 154 also carries forward the provisions of SFAS No. 3 that govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005 and is required to be adopted by Neoprobe beginning January 1, 2006. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated results of operations and financial condition.

Critical Accounting Policies

The following accounting policies are considered by us to be critical to our results of operations and financial condition.

Revenue Recognition Related to Net Sales. We currently generate revenue primarily from sales of our gamma detection products; however, sales of blood flow products constituted approximately 5% of total revenues for the first nine months of 2005 and are expected to increase in the future. We generally recognize sales revenue related to sales of our products when the products are shipped and the earnings process has been completed. Our customers have no right to return products purchased in the ordinary course of business. However, in cases where product is shipped but the earnings process is not yet completed, revenue is deferred until it has been determined that the earnings process has been completed. The prices we charge our primary gamma detection device customer, EES, related to sales of products are subject to retroactive annual adjustment based on a fixed percentage of the actual sales prices achieved by EES on sales to end customers made during each fiscal year. To the extent that we can reasonably estimate the end-customer prices received by EES, we record sales to EES based upon these estimates. If we are unable to reasonably estimate end customer sales prices related to certain products sold to EES, we record revenue related to these product sales at the minimum (i.e., floor) price provided for under our distribution agreement with EES.

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

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base these estimates and assumptions upon historical experience and existing, known circumstances. Actual results could differ from those estimates. Specifically, management may make significant estimates in the following areas:

•
Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts receivable to cover estimated losses resulting from the inability of our customers to make required payments. We determine the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customer receivables, considering customers’ credit and financial condition, payment history and relevant economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances for doubtful accounts may be required.

•
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

•
Impairment or Disposal of Long-Lived Assets. We account for long-lived assets in accordance with the provisions of SFAS No. 144. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of September 30, 2005, the most significant long-lived assets on our balance sheet relate to assets recorded in connection with the acquisition of Cardiosonix and gamma detection device patents related to intraoperative lymphatic mapping. The recoverability of these assets is based on the financial projections and models related to the future sales success of Cardiosonix’ products and the continuing success of our gamma detection product line. As such, these assets could be subject to significant adjustment should the Cardiosonix technology not be successfully commercialized or the sales amounts in our current projections not be realized.

•
Product Warranty. We warrant our products against defects in design, materials, and workmanship generally for a period of one year from the date of sale to the end customer. Our accrual for warranty expenses is adjusted periodically to reflect actual experience. EES also reimburses us for a portion of warranty expense incurred based on end customer sales they make during a given fiscal year.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of our Company. From time to time, our representatives and we may make written or oral forward-looking statements, including statements contained in this report and other Company filings with the SEC and in our reports to stockholders. Statements that relate to other than strictly historical facts, such as statements about our plans and strategies, expectations for future financial performance, new and existing products and technologies, anticipated clinical and regulatory pathways, and markets for our products are forward-looking statements within the meaning of the Act. Generally, the words “believe,”“expect,”“intend,”“estimate,”“anticipate,”“will” and other similar expressions identify forward-looking statements. The forward-looking statements are and will be based on our then-current views and assumptions regarding future events and operating performance, and speak only as of their dates. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors including, but not limited to, our continuing operating losses, uncertainty of market acceptance of our products, reliance on third party manufacturers, accumulated deficit, future capital needs, uncertainty of capital funding, dependence on limited product line and distribution channels, competition, limited marketing and manufacturing experience, risks of development of new products, regulatory risks, and other risks detailed in our most recent Annual Report on Form 10-KSB and other SEC filings. We undertake no obligation to publicly update or revise any forward-looking statements.

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

Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.

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
Dated: November 14, 2005

By: /s/ DAVID C. BUPP

David C. Bupp
President and Chief Executive Officer
(duly authorized officer; principal executive officer)

By: /s/ BRENT L. LARSON

Brent L. Larson
Vice President, Finance and Chief Financial Officer
(principal financial and accounting officer)