Form 10KSB
period 2005-12-31
NEOPROBE CORP
filed 2006-03-31
CIK 810509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________.

Commission file number: 0-26520

NEOPROBE CORPORATION
(Name of Small Business Issuer in Its Charter)

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

Common Stock, par value $.001 per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.          Yes ☐  No ☒

The issuer’s revenues for the fiscal year ended December 31, 2005 were $5,919,473.

The aggregate market value of shares of common stock held by non-affiliates of the registrant on March 15, 2006 was $16,288,651.

The number of shares of common stock outstanding on March 20, 2006 was 58,691,046.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):    Yes ☐  No ☒

PART I

Item 1. Description of Business

Development of the Business

Neoprobe Corporation (Neoprobe, the company or we) is a biomedical company that develops and commercializes innovative products that enhance patient care and improve patient outcome by meeting the critical intraoperative diagnostic information needs of physicians and therapeutic treatment needs of patients. We were originally incorporated in Ohio in 1983 and reincorporated in Delaware in 1988. Our executive offices are located at 425 Metro Place North, Suite 300, Dublin, Ohio 43017. Our telephone number is (614) 793-7500.

From our inception through 1998, we devoted substantially all of our efforts and resources to the research and clinical development of radiopharmaceutical and medical device technologies related to the intraoperative diagnosis and treatment of cancers, including our proprietary radioimmunoguided surgery (RIGS®) technology. At that point, an evaluation of the status of the regulatory pathway for our RIGS products coupled with our limited financial resources caused us to suspend development activities related to our radiopharmaceutical business and to retrench our organization to focus on our medical device business. After achieving profitability in 2000 following this retrenchment, we set out on a strategy to expand our medical device portfolio outside the cancer field. In December 2001, we took a major step in executing this strategy with the acquisition of Biosonix Ltd., a private Israeli company limited by shares, which we subsequently renamed Cardiosonix Ltd. (Cardiosonix).

Cardiosonix is commercializing the Quantix® line of blood flow measurement devices for a variety of diagnostic and surgical applications in the cardiac and vascular management arena. The decision to expand beyond our product focus on oncology was based on our belief that the Cardiosonix products would diversify the markets we address. We believe the Cardiosonix product line has significant market potential and a path of market adoption similar to our gamma detection devices, but one that also has significant operational synergies in development, regulation and manufacturing to that of our gamma devices.

In addition, although our strategic focus expanded to include cardiac and vascular blood flow management, we continued to look for other avenues to reinvigorate our radiopharmaceutical development. During 2004, our efforts resulted in a number of positive events that caused us to take steps to re-activate development of our radiopharmaceutical and therapeutic initiatives. As a result, we now have two of our radiopharmaceutical products, LymphoseekTM and RIGScan® CR, on the verge of entering Phase II and Phase III, and Phase III clinical trials, respectively. In early 2005, we also formed a new subsidiary, Cira Biosciences, Inc. (Cira Bio), to evaluate the current market opportunities for another technology platform, activated cellular therapy (ACT). Our unique virtual business model combines revenue generation from medical devices with the capital infusions we received in late 2004 to allow us to fund Lymphoseek development while we look for a development partner to assist us in the final clinical and commercial development for RIGScan CR and to evaluate the commercial opportunities for ACT.

Our Technology

Gamma Detection Devices

Through 2005, substantially all of our revenue has been generated from the sale of a line of gamma radiation detection devices and related products used by surgeons in the diagnosis and treatment of cancer and related diseases. Our currently-marketed line of gamma detection devices has been cleared by the U.S. Food and Drug Administration (FDA) and other international regulatory agencies for marketing and commercial distribution throughout most major global markets.

Our patented gamma detection device systems consist of hand-held detector probes and a control unit. The critical detection component is a highly radiosensitive crystal contained in the tip of the probe that relays a signal through a preamplifier to the control unit to produce both a digital readout and an audible signal. The detector element fits into a housing approximately the size of a pocket flashlight. The neo2000® Gamma Detection System, originally released in 1998, is the third generation of our gamma detection systems. The neo2000 is designed as a platform for future growth of our instrument business. The neo2000 is software upgradeable and is designed to support future surgical targeting probes without the necessity of costly remanufacture. Since 1998, we have developed and released three major software upgrades for customer units designed to improve the utility of the system and/or offer the users additional features.

Surgeons are using our gamma detection devices in a surgical application referred to as sentinel lymph node biopsy (SLNB) or intraoperative lymphatic mapping (lymphatic mapping or ILM). ILM helps trace the lymphatic patterns in a cancer patient to evaluate potential tumor drainage and cancer spread in lymphatic tissue. The technique does not detect cancer; rather it helps surgeons identify the lymph node(s) to which a tumor is likely to drain and spread. The lymph node(s), sometimes referred to as the "sentinel" node(s), may provide critical information about the stage of a patient’s disease. ILM begins when a patient is injected at the site of the main tumor with a commercially available radioactive tracing agent. The agent is intended to follow the same lymphatic flow as the cancer would if it had metastasized. The surgeon may then track the agent's path with a hand-held gamma-radiation-detection probe, thus following the potential avenues of metastases and identifying lymph nodes to be biopsied for evaluation and determination of cancer spread.

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

In addition to lymphatic mapping, surgeons are investigating the use of our device for other gamma guided surgery applications, such as evaluating the thyroid function, in determining the state of disease in patients with vulvar and penile cancers, and in SLNB in prostate, gastric, colon, head and neck and non-small cell lung cancers. Expanding the application of ILM beyond the current primary uses in the treatment of breast cancer and melanoma is the primary focus of our strategy regarding our gamma guided surgery products. To support that expansion, we continue to work with our marketing and distribution partners to develop additional software-based enhancements to the neo2000 platform as well as new probes such as the laparoscopic probe introduced in 2002 that supports the minimally invasive emphasis in today’s practice of surgery. To that end, our goals for our gamma device business for 2006 center around introducing additional improvements to our neo2000 system and working with our marketing partners to further penetrate the breast care market and identify ways to expand the application of ILM to other indications beyond breast cancer and melanoma. We also believe that our development of Lymphoseek could be an integral step in helping expand the application of ILM.

Blood Flow Measurement Devices

Accurate blood flow measurement is essential for a variety of clinical needs, including:

•	real-time monitoring;
•	intra-operative quantification;
•	non-invasive diagnostics; and
•	evaluation of cardiac function.

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

Cardiosonix has developed and is commercializing the Quantix line of products that employ a unique and proprietary technology that allows for measurement of blood flow volume, velocity and several other hemodynamic parameters that permit the real-time assessment of conduit hemodynamic status.

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

Quantix/ORTM is designed to permit cardiovascular surgeons to obtain intraoperative volume blood flow readings in various targeted blood vessels within seconds. The system consists of an insonation angle-independent ultrasound probe and digital numerical displays of blood flow rate. Thus, the surgeon obtains immediate, real-time and quantitative readings while focused on the target vessel. Quantifying blood flow can be very beneficial during anastomostic or other bypass graft procedures to determine adequate blood flow. While measurement is advisable whenever a blood vessel is exposed and manipulated intra-operatively, generally this is not the current practice.

Ultimately, in practice, the surgeon generally resorts to using his eyes and fingers in a process called finger palpation to qualitatively assess vessel flow. The Quantix/OR offers the surgeon immediate and simple quantitative assessment of blood flow in multiple blood vessels and grafts. The primary advantage of finger palpation is that it is fast, simple and low cost; the disadvantages are that it requires a good deal of experience, it is difficult to perform in vessels embedded in tissue, it can become difficult to interpret in large vessels, and it permits only a very qualitative and subjective assessment. A significant partial occlusion (or even a total occlusion) will result in significant vessel “distention” and strong pulse that may mislead the surgeon. Rather than rely on such a subjective clinical practice, which is highly experience-dependent, the Quantix/OR is designed to allow the surgeon to rely on more quantifiable and objective information. We believe that Quantix/OR represents a measurable improvement over existing technologies to directly measure blood flow intraoperatively. Other technologies that attempt to measure intraoperative blood flow directly are generally more invasive and are impractical when non-skeletonized vessel measurements are required. As a result, a majority of surgeons generally resort to finger palpation to qualitatively, rather than quantitatively, measure vessel perfusion.

The initial physician and distributor evaluation of the flagship product, the Quantix/OR, during 2004 indicated a number of design deficiencies that needed to be corrected before further commercial distribution of the product was advisable. The development activities for the Quantix/OR over the last year have therefore involved modification of the user interface software functions and a redesign of the Quantix/OR probe ergonomics to enhance system performance, improve ease of measurement and expand physician acceptance of the system. The Quantix/OR device has received CE mark regulatory clearance for marketing in the European Union (EU) as well as FDA 510(k) clearance for marketing in the United States.

Quantix/NDTM is intended to allow neurosurgeons and neurologists, as well as intensive care unit or emergency room physicians, to non-invasively measure the internal carotid artery blood flow in a simple, real-time manner. Quantix/ND consists of a control unit and an ultrasound probe that obtains signals directly from the carotid artery in a non-invasive manner. Quantix/ND is designed primarily for use in monitoring head trauma patients in neuro-intensive care units and emergency rooms. Periodic blood flow measurements may minimize the risk of brain impairment. To-date, we have placed the Quantix/ND device with a limited number of thought leaders. While we are unaware of any competitive measurement system on the market today that provides real-time, bedside, non-invasive, continuous, direct and accurate measurements of a complete suite of hemodynamic parameters including blood flow, we also believe that the current market for the Quantix/ND may be primarily as a research tool until additional feedback is received from those who are evaluating the device. The Quantix/ND device has received CE mark regulatory clearance for marketing in the EU as well as FDA 510(k) clearance for marketing in the United States.

Our strategy related to Cardiosonix products for 2006 continues to emphasize the three primary objectives we have established for the Quantix product line:

•	to secure and train additional marketing and distribution partners for key global markets for the Quantix/OR device;
•	to achieve commercial sales of Cardiosonix’ Quantix products beyond demonstration unit sales that would demonstrate broader market acceptance of the products; and
•	to promote and expand the clinical evaluation of the Quantix/ND and Quantix/OR with thought leaders in the neurosurgical, cardiovascular and vascular surgery arenas.

We cannot assure you, however, that any of Cardiosonix’ products will achieve market acceptance. See Risk Factors.

Lymphoseek

Our gamma detection devices are primarily capital in nature; as such, they generate revenue only on the initial sale. To complement the one-time revenue stream related to capital products, we are working on developing recurring revenue or "procedural" products that would generate revenue based on each procedure in which they were used. The product we are working on with the greatest near-term potential in this area involves a proprietary drug compound under exclusive worldwide license from the University of California, San Diego (UCSD) that we refer to as Lymphoseek. If proven effective and cleared for commercial sale, Lymphoseek would be the first radiopharmaceutical specifically designed and labeled for the targeting of lymphatic tissue.

Neoprobe and UCSD completed the initial pre-clinical evaluations of Lymphoseek in 2001. Since that time, UCSD has initiated four Phase I clinical trials involving Lymphoseek. The status of these trials is listed below:

Indication	Number of Patients	Status
Breast (peritumoral injection)	24	Completed
Melanoma	24	Completed
Breast (intradermal injection, next day surgery)	60	Ongoing
Prostate	60	Ongoing

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

In November 2003 we met with the Interagency Council on Biomedical Imaging in Oncology (Interagency Council), an organization representing FDA, the NCI and the Centers for Medicare and Medicaid Services, to discuss the regulatory approval process and to determine the objectives for the next clinical trial involving Lymphoseek. During 2004, we prepared and submitted an investigational new drug (IND) application to FDA to support the marketing clearance of Lymphoseek.

In the first quarter of 2005, we announced that FDA had accepted our application to establish a corporate IND for Lymphoseek. With the transfer of the UCSD physician IND to Neoprobe, we assumed full clinical and commercial responsibility for the development of Lymphoseek. Following the establishment of the corporate IND, Neoprobe’s clinical and regulatory personnel began discussions with FDA regarding the clinical development program for Lymphoseek.

As a “first in class” drug, Neoprobe was advised that additional non-clinical studies needed to be completed before additional clinical testing of the drug could occur in humans. The non-clinical testing was successfully completed in the fourth quarter of 2005 and the reports were filed with FDA in December. The seven studies included repeat administrations of Lymphoseek at dosages significantly in excess of the anticipated clinical dosage. None of the non-clinical studies revealed any toxicity issues associated with the drug.

In preparation for the commencement of the multi-center clinical study, Neoprobe engaged the services of a global clinical research organization (CRO) to oversee and monitor the conduct of the Phase II and Phase III clinical studies. Neoprobe and the CRO began working with some of the leading cancer treatment hospitals in the United States that Neoprobe had identified to participate in the clinical studies. We developed and are reviewing with the clinical sites and regulatory agencies the Phase II protocol, investigator’s brochure and case report forms to obtain regulatory clearance and institutional clearance from the clinical sites to commence patient enrollment in the Phase II study. An investigator’s meeting was held with the Phase II clinical investigators at the recently completed Society of Surgical Oncology (SSO) meeting in March 2006 in preparation for the initiation of patient enrollment in the Phase II study. In addition, we used the SSO meeting as a venue to meet with and recruit potential investigators for the planned Phase III study of Lymphoseek to be initiated later in 2006.

Upon the submission of the IND and draft Phase II protocol, FDA advised Neoprobe that commercially produced Lymphoseek would need to be used in the Phase II clinical study, as opposed to using drug previously manufactured in laboratories at UCSD for the Phase II clinical study. Also, the regulatory agencies raised a number of Chemistry, Manufacturing and Control (CMC) questions regarding the drug compound and its complete characterization. Neoprobe began the transfer of bulk drug manufacturing to Reliable Biopharmaceutical early in 2005 and engaged Cardinal Health to develop and validate procedures and assays to establish commercial standards for the formulation, filling and lyophilization of the drug compound. Developing responses to FDA to their CMC questions proved to be more challenging than originally anticipated, but both Reliable and Cardinal are concluding their work and we believe we will be in a position to submit a CMC response to FDA in April 2006.

With the completion and acceptance by FDA of the Phase II protocol amendment, the submission of non-clinical testing data and the pending submission of responses to CMC questions asked by FDA, we hope to begin patient enrollment in the Phase II trial in the second quarter and to be in a position to report preliminary results approximately ninety days after the commencement of patient enrollment. While preparing for the Phase II study, we began working with regulatory agencies in Europe to determine the pathway to seek marketing clearance for Lymphoseek in Europe. As a result of those discussions, it is our intention to pursue marketing clearance for Lymphoseek through the centralized authority, the European Agency for the Evaluation of Medicinal Products (EMEA), in London. We intend to review with the EMEA the Phase III protocol design that will be discussed with FDA with the intention of including European sites in the Phase III study. In addition, we have been discussing the evaluation of Lymphoseek in gastric cancers with researchers in Japan and we intend to provide commercial Lymphoseek kits to the investigators to assist in their evaluation. We cannot assure you, however, that this product will achieve regulatory approval, or if approved, that it will achieve market acceptance. See Risk Factors.

RIGS

From inception until 1998, Neoprobe devoted significant efforts and resources to the development of its proprietary RIGS technology. The RIGS system combines a patented hand-held gamma radiation detection probe, proprietary radiolabeled cancer-specific targeting agents, and patented surgical methods to provide surgeons with real-time information to locate tumor deposits not detectable by conventional methods, and to assist in more thorough removal of the cancer. The RIGS system is designed to assist the surgeon in the more thorough removal of the cancer, thereby leading to improved surgical treatment of the patient. The targeting agents used in the RIGS process are monoclonal antibodies, labeled with a radioactive isotope that emits low energy gamma rays. The device used is a very sensitive radiation detection instrument that is capable of detecting small amounts of radiation bound to the targeting agent. Before surgery, a cancer patient is injected with one of the targeting agents which circulates throughout the patient’s body and binds specifically to cancer cell antigens or receptors. Concentrations of the targeting agent are then located during surgery by Neoprobe's gamma-detection device, which emits an audible tone to direct the surgeon to targeted tissue.

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

Neoprobe conducted two Phase III studies, NEO2-13 and NEO2-14, of RIGScan CR in the mid-1990s in patients with primary and metastatic colorectal cancer, respectively. Both studies were multi-institutional involving cancer treatment institutions in the United States, Israel, and Europe. The primary endpoint of both studies was to demonstrate that RIGScan CR detected pathology-confirmed disease that had been undetected by traditional preoperative (i.e., CT Scans) or intraoperative (i.e., surgeon’s visual observations and palpation) means. That is, the trials were intended to show that the use of RIGScan CR assisted the surgeon in the detection of occult tumor. In 1996, Neoprobe submitted applications to the EMEA and FDA for marketing approval of RIGScan CR for the detection of metastatic colorectal cancer.

Clinical study NEO2-14, which was submitted to FDA in the RIGScan CR Biologic License Application (BLA), enrolled 151 colorectal cancer patients with either suspected metastatic primary colorectal disease or recurrent colorectal disease. During FDA’s review of the BLA, 109 of the enrolled patients were determined to be evaluable patients. Clinical study NEO2-13 was conducted in 287 enrolled patients with primary colorectal disease. The primary end-point for clinical study NEO2-13 was the identification of occult tumor.

NEO2-14 was the pivotal study submitted with Neoprobe’s referenced BLA. Two additional studies evaluating patients with either primary or metastatic colorectal disease, NEO2-11 (a multi-center study) and NEO2-18 (a single institution study), were included in the BLA and provided supportive proof of concept (i.e., localization and occult tumor detection) and safety data. A study summary report for NEO2-13 was submitted under the BLA; however, FDA undertook no formal review of the study.

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

FDA determined during its review of the BLA that the clinical studies of RIGScan CR needed to demonstrate clinical utility in addition to identifying additional pathology confirmed disease. In discussions between Neoprobe and the agency, an FDA driven post hoc analysis plan was developed to limit the evaluation of RIGScan CR to patients with hepatic and perihepatic disease with known metastasis to the liver. Findings of “occult” disease and subsequent changes in patient management (i.e., abandoning otherwise risky hepatic resections) in this limited population would serve as a measure of patient benefit. FDA's analysis of the patients enrolled in NEO2-14 matching the limited criteria was evaluated with a determination to confirm the surgical resection abandonment outcome. The number of evaluable patients in this redefined patient population was deemed too small by the agency and the lack of pre-stated protocol guidance precluded consistent sets of management changes given similar occult findings. The number of evaluable patients for any measure of clinical utility, therefore, was too small to meet relevant licensing requirements and FDA ultimately issued a not approvable letter for the BLA on December 22, 1997, describing certain clinical and manufacturing deficiencies. Neoprobe withdrew its application to the EMEA in November 1997.

We developed a clinical response plan for both agencies during the first half of 1998. However, following our analysis of the regulatory pathways for approval that existed at that time, we determined that we did not have sufficient financial resources to conduct the additional studies requested and sought to identify others with an interest in continuing the development process.

In recent years, we have obtained access to survival analyses of patients treated with RIGScan CR which have been prepared by third parties, indicating that RIGScan CR may be predictive of, or actually contribute to, a positive outcome when measuring survival of the patients that participated in our original BLA studies. The data or its possible significance was unknown at the time of the BLA review given the limited maturity of the follow-up experience. The data includes publication by some of the primary investigators involved in the Phase III RIGS trials who have independently conducted survival follow-up analyses to their own institution’s RIGS trial patients with apparently favorable results relating to the long-term survival prognosis of patients who were treated with RIGS. In addition, we have recently learned that FDA has held the BLA originally filed with FDA in 1996 open. Based primarily on these pieces of information, we requested a meeting with FDA to discuss the possible next steps for evaluating the survival related to our previous Phase III clinical trials as well as the possible submission of this data, if acceptable, as a prospective analysis in response to questions originally asked by FDA in response to our original BLA.

The April 2004 meeting with FDA was an important event in the re-activation of the RIGS program. The meeting was very helpful from a number of aspects: we confirmed that the RIGS BLA remains active and open. We believe this will improve both the cost effectiveness and timeliness of future regulatory submissions for RIGScan CR. Additionally, FDA preliminarily confirmed that the BLA may be applicable to the general colorectal population; and not just the recurrent colorectal market as applied for in 1996. Applicability to a general colorectal population could result in a greater market potential for the product than if applicable to just the recurrent population. During the meeting, FDA indicated that it would consider possible prognostic indications for RIGScan CR and that survival data from one of our earlier Phase III studies could be supportive of a prognostic indication. We provided FDA with a draft protocol for a Phase III prognostic/therapeutic trial.

Neoprobe received a response from FDA that the prognostic/therapeutic trial design appeared to meet their guidelines. FDA’s response to our clinical submission included an invitation for Neoprobe to seek a special protocol assessment (SPA) of its proposed Phase III study. Neoprobe intends to seek a SPA review of the complete Phase III package including the clinical protocol, training materials and data collection forms later this year. In concert with our meetings with FDA, we met with representatives of the European regulatory body, the EMEA, to seek guidance for the RIGScan CR program in Europe. The guidance from the EMEA was consistent with the input from FDA with the additional recommendation that any future clinical studies be conducted with the humanized version of the RIGScan CR antibody. It is possible that the regulatory pathway may continue to evolve as we seek to reach a consensus with the regulatory agencies on the reactivation of the BLA for RIGScan CR.

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

In November 2005, Neoprobe submitted a corporate IND application for the modified humanized version of RIGScan CR. With the establishment of the corporate IND, responsibility for the clinical and commercial development of the humanized version of RIGScan CR was officially transferred from a physician sponsored IND to Neoprobe. Prior to the evaluation of modified antibody in a Phase I clinical trial, all clinical development of RIGScan CR had been conducted with a murine (i.e., mouse DNA-based) version of a monoclonal antibody. The Phase I trial was the first test in human patients using a modified version of the antibody from which the prominent parts of the mouse DNA chain had been removed. In early 2006, we filed an IND amendment that included a final report to FDA of the Phase I study.

During 2005, we devoted significant effort, working in connection with business development consultants, toward the identification of potential development partners for RIGScan CR. Our efforts to date have resulted in discussions with a number of parties, some of which have led to due diligence and partnership discussions. We continue to believe it will be necessary for Neoprobe to identify a development partner or an alternative funding source in order to prepare for and to fund the pivotal clinical testing that will be necessary to gain marketing clearance for RIGScan CR. However, while we have parties who have indicated an interest in the technology, none of the discussions to-date have resulted in definitive agreements with any party or parties. In addition, we do not believe these efforts will result in a partnership until further clarity can be added to the RIGScan CR regulatory approval pathway, such as perhaps obtaining a positive SPA determination from FDA. However, even if we are able to make such arrangements on satisfactory terms, we believe that the time required for continued development, regulatory approval and commercialization of a RIGS product would likely be a minimum of five years before we receive any significant product-related royalties or revenues. We cannot assure you that we will be able to complete definitive agreements with a development partner for the RIGS technology and do not know if a partner will be obtained on a timely basis on terms acceptable to us, or at all. We also cannot assure you that FDA or the EMEA will clear our RIGS products for marketing or that any such products will be successfully introduced or achieve market acceptance. See Risk Factors.

Activated Cellular Therapy

Through various research collaborations, we performed early stage research on another technology platform, ACT, based on work originally done in conjunction with the RIGS technology. ACT is intended to boost the patient’s own immune system by removing lymph nodes identified during surgery and then, in a cell processing technique, activating and expanding “helper” T-cells found in the nodes. Within 10 to 14 days, the patient’s own immune cells, activated and numbering more than 20 billion, are infused into the patient in an attempt to trigger a more effective immune response to the cancer.

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

In 2005, we formed a new subsidiary, Cira Bio, to explore the development of ACT. Neoprobe owns approximately 90% of the outstanding shares of Cira Bio with the remaining shares being held by the principals of a private holding company, Cira LLC. In conjunction with the formation of Cira Bio, an amended technology license agreement also was executed with The Ohio State University, from whom both Neoprobe and Cira LLC had originally licensed or optioned the various cellular therapy technologies. As a result of the cross-license agreements, Cira Bio has the exclusive development and commercialization rights to three issued U.S. patents that cover the oncology and autoimmune applications of its technology. In addition, Cira Bio has exclusive licenses to several pending patent applications.

Cira Bio engaged the Battelle Memorial Institute to complete a technology and manufacturing process assessment of the cellular therapy approach. In addition, a scientific advisory group is being formed to develop a clinical and regulatory approach for the Cira Bio technology. Following the completion of these assessments and the formation of a commercialization strategy, Cira Bio intends to raise the necessary capital to move this technology platform forward. The means by which this funding is obtained will likely dilute Neoprobe’s ownership interest in Cira Bio; however, we believe that moving forward such a promising technology will only yield positive results for the Neoprobe shareholders and the patients who could benefit from these treatments. However, we do not know if we will be successful in obtaining additional funding, on terms acceptable to us, or at all.

In addition, although the prospects for ACT may be improved depending on the outcome of a decision to renew development efforts for RIGS, we currently do not intend to fund any significant ACT-related research and development beyond the evaluation work performed in 2005 until a source of further funding is identified. We cannot assure you that we will be successful in obtaining additional funding, or if obtained, that any ACT products will be successfully developed, tested or licensed, or that any such products will gain market acceptance. See Risk Factors.

Market Overviews

The medical device marketplace is a fast growing market. Medical Device & Diagnostic Industry magazine reports an annual medical device and diagnostic market of $75 billion in the U.S. and $169 billion internationally.

Cancer Market Overview

Cancer is the second leading cause of death in the U.S. and Western Europe and is responsible for over half a million deaths annually in the U.S. alone. The NIH estimates the overall annual costs for cancer (the primary focus of our gamma detection and pharmaceutical products) for the U.S. in the year 2005 at $209.9 billion: $74.0 billion for direct medical costs, $17.5 billion for indirect morbidity, and $118.4 billion for indirect mortality. Our line of gamma detection systems is currently used primarily in the application of ILM in breast cancer and melanoma which, according the ACS, are expected to account for 15% and 4%, respectively, of new cancer cases in the U.S. in 2006.

The NIH has estimated that breast cancer will annually affect approximately 500,000 women in North America, Western Europe, and other major economic markets. Breast cancer is the second leading cause of death from cancer among all women in the U.S. According to the ACS, nearly 213,000 new cases of invasive breast cancer are expected to be diagnosed and approximately 41,000 women are expected to die from the disease during 2006 in the U.S. alone. The incidence of breast cancer increases with age, rising from about 100 cases per 100,000 women at age 40 to about 400 cases per 100,000 women at age 65. Thus, we believe that the significant aging of the population, combined with improved education and awareness of breast cancer and diagnostic methods, will lead to an increased number of breast cancer surgical diagnostic procedures.

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

The ACS estimates that over 147,000 new incidences of colon and rectal cancers will occur in the U.S. in 2006. Based on an assumed recurrence rate of 40%, this would translate into total potential surgical procedures of over 200,000 annually in the U.S. alone. We believe the number of procedures in other markets of the world to be approximately two times the estimated U.S. market. As a result, we believe the total potential global market for RIGScan CR could be in excess of $3 billion annually, depending on the level of reimbursement allowed. However, we cannot assure you that RIGScan CR will be cleared to market, or if cleared to market, that it will receive the reimbursement or achieve the level of sales we have currently estimated.

Blood Flow Measurement Market Overview

Cardiovascular disease is the number one killer of men and women in the U.S. and in a majority of countries in the rest of the world that track such statistics. The Centers for Disease Control registered over 6.8 million inpatient cardiovascular procedures in the U.S. during 2003 that directly involve cardiovascular circulation. In the United States in 2003, the National Center for Healthcare Services estimates that there were 467,000 coronary artery bypass surgeries performed on 268,000 patients. We, as well as our competitors and other industry analysts, generally estimate the rest of the world’s incidence of such modalities at roughly twice U.S. estimates.

The American Heart Association (AHA) estimates the total cost of cardiovascular diseases and stroke in the United States will exceed $403.1 billion in 2006. A substantial portion of these expenditures is expected to be for non-invasive image and intravascular examination. We are focused on two distinct markets within the hospital setting for Cardiosonix’ products:

•	intraoperative assessment (Quantix/OR); and,
•	non-invasive diagnostics (Quantix/ND).

Based on data obtained from the AHA, the Society of Thoracic Surgeons and the American Hospital Association, it is estimated that there are approximately 1 million vascular and cardiovascular procedures performed in the U.S. that could benefit from qualitative blood flow measurement. Based on these estimates, information obtained from industry sources and data published by our competitors and other medical device companies, we estimate the worldwide total of target procedures to be approximately two times the U.S. totals.

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

Marketing and Distribution

Gamma Detection Devices

We began marketing the current generation of our gamma detection systems, the neo2000, in October 1998. Since October of 1999, our gamma detection systems have been marketed and distributed throughout most of the world through Ethicon Endo-Surgery, Inc. (EES), a Johnson & Johnson company. In Japan, however, we market our products through a pre-existing relationship with Century Medical, Inc.

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

We entered into our current distribution agreement with EES effective October 1, 1999 for an initial five year term with options to extend for two successive two-year terms. In March 2004, EES exercised its first two year extension option, and in March 2006 EES exercised its option for the second two-year term extension, thus extending the term of our current agreement through December 31, 2008. Under this agreement, we manufacture and sell our ILM products almost exclusively to EES, who distributes the products globally (except for Japan). EES has no ongoing purchase or reimbursement commitments to us other than the rolling four-month binding purchase commitment for gamma detection devices as outlined in the distribution agreement. Our agreement with EES also contains certain termination provisions and licenses to our intellectual property that take effect only in the event we fail to supply product, or for other reasons such as a change of control. See Risk Factors.

Gamma Detection Radiopharmaceuticals

We have not established a marketing or distribution channel for either RIGScan CR or Lymphoseek. We anticipate initiating such discussions as we continue to move forward with clinical development. We have had initial discussions with parties who may be interested in marketing and distribution of these products; however, such discussions to date have been preliminary in nature and have not resulted in any definitive arrangements. With respect to RIGScan CR, we believe there are development milestones that can be achieved prior to the need for significant capital investment in RIGScan CR such as preparing the request for a SPA and completing a final protocol review. However, we continue to believe it will be necessary for Neoprobe to identify a development partner or an alternative funding source in order to prepare for and to fund the pivotal clinical testing that will be necessary to gain marketing clearance for RIGScan CR. At the present time, while we have parties who have indicated an interest in entering into a development relationship, we do not believe these efforts will result in a definitive partnership until at least a positive SPA is obtained. We cannot assure you that we will be able to secure marketing and distribution partners for RIGS or Lymphoseek, or if secured, that such arrangements will result in significant sales of either product.

Blood Flow Measurement Devices

Both of our blood flow measurement devices, the Quantix/ND and Quantix/OR have received marketing clearance in the U.S. and the EU and certain other foreign markets. Our goal is to ensure sales and distribution coverage through third parties of substantially all of the U.S., the EU, the Pacific Rim of Asia and selective markets in the rest of the world. Currently, we have in place or have executed or reached agreement in principle with distributors and/or master distributors for the Quantix/OR covering the United States, all major market countries in the European Union as well substantially all countries that comprise the Pacific Rim of Asia. In addition, we have distribution arrangements in place covering major portions of Central and South America.

The initial negative response to the original Quantix/OR system strained many of our distributor relationships; however, we are heartened by the distributor response to the changes and improvements we have made to the Quantix/OR system. Despite the difficulties we have encountered, our underlying belief in the market need for a reliable system to measure blood flow has not been dampened. We continue to believe strongly in the blood flow market and believe the redesigned Quantix/OR system will generate increasing sales in 2006 and beyond.

In addition to the development activities on the Quantix/OR, the first multi-center data from the correlation of Cardiac Blood Flow (CBF) measurement with accepted clinical events was presented at the International Conference on Xenon CT-CBF and Related CBF Techniques in Bordeaux, France in June 2004. The presentation of the clinical evaluations of the Quantix/ND has set the stage for the broader adoption of the technology in the monitoring of patients with neuro-trauma and other neurology situations.

We anticipate spending a significant amount of time and effort during 2006 to penetrate the end-user market. We will need to complete the training of our distributors and independent sales agents and work through them with thought leaders in the cardiac and neurosurgical fields to gain penetration at the end-user level. We anticipate placing some additional blood flow systems with industry thought leaders to obtain critical feedback; however, we plan to continue working with the thought leaders already identified to promote publication in support of more widespread market launch. To date, we have placed a small number of devices with thought leaders in the U.S. and EU to support clinical investigations by their institutions. We are also investigating different sales models that include both capital sales and per-use or lease-type transactions. We expect the sales model will evolve over the initial months of sales. The market education process we envision will likely take some time to develop in the manner we desire. In addition, the sales cycle for capital medical devices such as our blood flow products is typically a four to six month cycle.

Manufacturing

Gamma Detection Devices

We rely on independent contract manufacturers, some of which are single-source suppliers, for the manufacture of the principal components of our current line of gamma detection system products. See Risk Factors. We have devoted significant resources to develop production capability for our gamma detection systems at qualified contract manufacturers. Production of the neo2000 control unit, the 14mm probe and the 11mm laparoscopic probe involve the manufacture of components by a combination of subcontractors, including but not limited to eV Products, a division of II-VI Corporation (eV), and TriVirix International, Inc. (TriVirix). Currently, we have a manufacturing and supply agreement with TriVirix for the manufacture of the 14mm probe, 11mm laparoscopic probe and the neo2000 control unit. We also purchase certain accessories for our line of gamma detection systems from other qualified manufacturers.

In December 1997, we entered into a supply agreement with eV for the supply of certain crystals and associated electronics to be used in the manufacture of our proprietary line of hand-held gamma detection probes. The original term of the agreement with eV expired on December 31, 2002 and was automatically extended through December 31, 2005. eV supplies 100% of the crystals used in our products. While eV is not the only potential supplier of such crystals, any prolonged interruption of this source could restrict the availability of our probe products, which would adversely affect our operating results.

In February 2004, we executed a Product Supply Agreement with TriVirix for the manufacture of the neo2000, 14mm probe and 11mm laparoscopic probe. The initial term of this agreement expires in February 2007 but will automatically be extended for successive one-year periods unless six months notice is provided by either party.

We cannot assure you that we will be able to maintain agreements with our subcontractors on terms acceptable to us, or that our subcontractors will be able to meet our production requirements on a timely basis, at the required levels of performance and quality. In the event that any of our subcontractors is unable or unwilling to meet our production requirements, we cannot assure you that an alternate source of supply could be established without significant interruption in product supply or without significant adverse impact to product availability or cost. Any significant supply interruption or yield problems that we or our subcontractors experience would have a material adverse effect on our ability to manufacture our products and, therefore, a material adverse effect on our business, financial condition, and results of operations until a new source of supply is qualified. See Risk Factors.

Gamma Detection Radiopharmaceuticals

In preparation for the commencement of multi-center clinical evaluation of Lymphoseek, Neoprobe has engaged drug manufacturing organizations to produce the drug for use in the Phase II and pivotal (i.e., Phase III) clinical trials. Neoprobe selected Reliable Biopharmaceuticals (Reliable) to produce the basic chemical compound and Cardinal Health (Cardinal) to perform product lyophilization (i.e., freeze-drying) and packaging processes. Once packaged, the vialed drug can then be shipped to a hospital or regional commercial radiopharmacy where it can be made radioactive (i.e., radiolabeled) with Tc99m to become Lymphoseek. The commercial manufacturing processes at Reliable and Cardinal have been validated and both organizations have assisted Neoprobe in the preparation of chemistry, manufacturing and control section of our submissions to FDA. At this point, our agreements with Reliable and Cardinal cover only product to be used in the clinical trials for Lymphoseek. Further commercial supply and distribution agreements have yet to be negotiated with both Reliable and Cardinal. We cannot assure you that we will be successful in reaching such agreements with Reliable or Cardinal on terms satisfactory to us or at all.

In preparation for the initiation of the next phase of clinical evaluation of RIGScan CR, we have also initiated discussions with potential biologic manufacturers and radiolabeling organizations. We have held discussions with parties who may assist in the manufacturing validation and radiolabeling of the RIGScan product; however, we have not yet finalized agreements with these entities. We anticipate finalizing these discussions following securing a development partner in order to accommodate the commencement of future RIGScan CR clinical trials. We cannot assure you that we will be successful in securing and/or maintaining the necessary biologic, product and/or radiolabeling capabilities. See Risk Factors.

Blood Flow Measurement Devices

The Quantix blood flow measurement devices distributed to date have been manufactured by our subsidiary, Cardiosonix. In early 2006, we received the approval from the Office of the Chief Scientist in Israel to transfer manufacturing rights for the Quantix devices to Neoprobe. See Risk Factors. Future assembly of Quantix blood flow control units will therefore be done under the terms of the Product Supply Agreement we have in place with TriVirix for the assembly of our gamma devices. Assembly of the Quantix/OR control units started at TriVirix in March 2006. We currently purchase ultrasound transducer modules and probe subassemblies from Vermon S.A. (Vermon) of France under purchase orders. The ultrasound probe assemblies are then completed by Technical Services for Electronics, Inc. (TSE), also under purchase orders.

We cannot assure you that we will be able to finalize supply and service agreements with Vermon, TSE or other subcontractors for the Quantix products, that we will be able to maintain our agreement with TriVirix, or that our subcontractors will be able to meet our production requirements on a timely basis, at the required levels of performance and quality. In the event that any of our subcontractors is unable or unwilling to meet our production requirements, we cannot assure you that an alternate source of supply could be established without significant interruption in product supply or without significant adverse impact to product availability or cost. Any significant supply interruption or yield problems that we or our subcontractors experience would have a material adverse effect on our ability to manufacture our products and, therefore, a material adverse effect on our business, financial condition, and results of operations until a new source of supply is qualified. See Risk Factors.

Competition

We face competition from medical product and biotechnology companies, as well as from universities and other non-profit research organizations in the field of cancer diagnostics and treatment. Many emerging medical product companies have corporate partnership arrangements with large, established companies to support the research, development, and commercialization of products that may be competitive with our products. In addition, a number of large established companies are developing proprietary technologies or have enhanced their capabilities by entering into arrangements with or acquiring companies with technologies applicable to the detection or treatment of cancer and the measurement of blood flow. Many of our existing or potential competitors have substantially greater financial, research and development, regulatory, marketing, and production resources than we have. Other companies may develop and introduce products and processes competitive with or superior to those of ours. See Risk Factors.

For our products, an important factor in competition is the timing of market introduction of our products or those of our competitors’ products. Accordingly, the relative speed with which we can develop products, complete the regulatory clearance processes and supply commercial quantities of the products to the market is an important competitive factor. We expect that competition among products cleared for marketing will be based on, among other things, product efficacy, safety, reliability, availability, price, and patent position.

Gamma Detection Devices

With the emergence of ILM, a number of companies have begun to market gamma radiation detection instruments. Most of the competitive products have been designed from an industrial or nuclear medicine perspective rather than being developed initially for surgical use. We compete with products produced and/or marketed by Care Wise Medical Products Corporation, SenoRx, Pol.Hi.Tech. Srl, and other companies. GE Healthcare (GE) has recently entered the gamma detection market through an arrangement with Intra-Medical Imaging LLC. We are still assessing the impact of GE’s entry into the market.

It is often difficult to glean accurate competitive information within the lymphatic mapping field, primarily because most of our competitors are either subsidiaries or divisions of a large corporation or privately held corporations, whose sales revenue or volume data is, therefore, not readily available or determinable. In addition, lymphatic mapping does not currently have a separate reimbursement code in most healthcare systems. As such, determining trends in the actual number of procedures being performed using lymphatic mapping is difficult. We believe, based on our understanding of EES’ success rate in competitive bid situations, that our market share has remained relatively constant or increased slightly in light of changes in the competitive landscape over the past few years. As we have discussed, we believe that current sales levels indicate that some prospective customers may be waiting on the results of important international clinical trials prior to adoption the ILM procedure and purchasing a gamma detection device. We expect the results from these trials, when announced, will likely have a positive impact on sales volumes. We believe our intellectual property portfolio will be a barrier to competitive products; however, we cannot assure you that competitive products will not be developed, be successful in eroding our market share or affect the prices we receive for our gamma detection devices. See Risk Factors.

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

Surgeons who practice the lymphatic mapping procedure that Lymphoseek is intended for currently use other radiopharmaceuticals such as a sulphur-colloid compound in the U.S. and other colloidal compounds in other markets. However, these drugs are being used “off-label” (i.e., they are not specifically indicated for use as a lymphatic targeting agent). As such, we believe that Lymphoseek, if ultimately approved, would be the first drug specifically labeled for use as a lymphatic tissue targeting agent.

Blood Flow Measurement Devices

There are several technologies on the market that measure or claim to measure indices of blood flow. These products can be categorized as devices that measure blood flow directly and devices that only obtain an estimation of flow conditions. We believe our device is most directly competitive with Transit Time Ultrasound (TT) Flowmetry. TT is the leading modality for blood flow measurement in the operating room today. TT systems monitor blood flow invasively and are restricted to isolated vessels. They require probe adaptation to the vessel size, and do not provide additional vascular parameters. The technology requires the operator to encircle the blood vessel with a probe that includes two ultrasound transmitters/receivers on one side, and a mirror reflector on the opposite side of the vessel. By measuring the transit time of the ultrasound beam in the upstream and downstream directions, volume blood flow estimates can be evaluated. In addition, there are other competitive technologies which utilize Doppler ultrasound. Doppler technology has been around for several decades, and is being widely used in non-invasive vascular diagnostics. Duplex ultrasound systems have the potential to measure blood flow non-invasively. Duplex systems are designed for imaging the anatomical severity of pathology. This method is technician-dependent, often cumbersome and does not offer monitoring capabilities. Plain Doppler systems provide only blood flow velocity rather than volume flow.

Cardiosonix products are designed to address blood flow measurement across a variety of clinical and surgical settings, and there are a number of companies already in the marketplace that offer products related to blood flow measurement. However, most of these products do not directly compete with Cardiosonix products. The companies that do offer potentially competitive products are, for the most part, smaller, privately held companies, with which we believe we can effectively compete. Indeed, due to our belief in the technical superiority of our products, we believe the existence of competitors will help to educate the marketplace regarding the importance of blood flow measurement. As we have discussed, adoption of blood flow monitoring devices for the measurement of hemodynamic status will likely take an involved education process as it often involves a change in clinical or surgical management. While there is not a clear leader in these markets, the following companies compete most directly with Cardiosonix: Transonic Systems, Inc., Medi-Stim AS, and Carolina Medical, Inc.

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

Lymphoseek is also the subject of patent applications in the United States and certain major foreign markets. The patent applications are held by UCSD and licensed exclusively to Neoprobe for lymphatic tissue imaging and detection. The first composition of matter patent covering Lymphoseek was issued in the U.S. in June 2002. The claims of the composition of matter patent covering Lymphoseek have been allowed in the EU and issued in the majority of EU countries in 2005. The composition of matter patent is being prosecuted in Japan.

We continue to maintain proprietary protection for the products related to RIGS and ACT in major global markets such as the U.S. and the EU, which although not currently integral to our near-term business plans, may be important to a potential RIGS or ACT development partner. The original methodology aspects of our RIGS technology are claimed in the United States in U.S. Patent No. 4,782,840, which expired in August 2005. However, Neoprobe has recently gained access to additional methodology applications related to our RIGS technology that are covered by patents that provide additional patent coverage through 2018, unless extended. In addition to the RIGS methodology patents, composition of matter patents have been issued in the U.S. and EU that cover the antibodies used in clinical studies. The most recent of these patents issued in 2004 and additional patent applications are pending.

The activated cellular therapy technology of Cira Bio is the subject of issued patents in the United States to which Neoprobe has exclusive license rights. European patent statutes do not permit patent coverage for treatment technologies such as Cira Bio’s. The oncology applications of Cira Bio’s treatment approach are covered by patents with expiration dates of 2018 and 2020, unless extended. The autoimmune applications are covered by an issued patent with an expiration date of 2018, unless extended. The viral applications are the subject of patent applications and other aspects of the Cira Bio technology that are in the process of being reviewed by the United States Patent and Trademark Office. Cira Bio has received favorable office action correspondence on both applications.

The patent position of biotechnology and medical device firms, including our company, generally is highly uncertain and may involve complex legal and factual questions. Potential competitors may have filed applications for, or may have been issued patents, or may obtain additional patents and proprietary rights relating to products or processes in the same area of technology as that used by our company. The scope and validity of these patents and applications, the extent to which we may be required to obtain licenses thereunder or under other proprietary rights, and the cost and availability of licenses are uncertain. We cannot assure you that our patent applications will result in additional patents being issued or that any of our patents will afford protection against competitors with similar technology; nor can we assure you that any of our patents will not be designed around by others or that others will not obtain patents that we would need to license or design around. See Risk Factors.

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

Our initial generation gamma detection instruments received 510(k) marketing clearance from FDA in December 1986 with modified versions receiving similar clearances in 1992 through 1997. In 1998, FDA reclassified "nuclear uptake detectors" as being exempt from the 510(k) process. We believe the neo2000 device is exempt from the 510(k) process because it is substantially equivalent to previously cleared predecessor devices. We obtained the CE Mark for the neo2000 device in January 1999, and therefore, must continue to manufacture the devices under a quality system compliant to the requirements of ISO 9001/EN 46001 and maintain appropriate technical files. We maintain a license to import our gamma devices into Canada, and therefore must continue to manufacture the devices under a quality system compliant to the requirements of ISO 13485 and relevant Canadian regulations.

Cardiosonix has received 510(k) and CE mark clearance to market the Quantix/ND device in the U.S. and EU for non-invasive applications. The Quantix/OR has also received CE Mark clearance to market in the EU and 510(k) clearance to market in the U.S. Our distribution partners in certain foreign markets other than the EU are seeking marketing clearances, as required, for both the Quantix/ND and Quantix/OR.

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

Employees

As of March 20, 2006, we had 21 full-time employees. We consider our relations with our employees to be good.

Risk Factors

An investment in our common stock is highly speculative, involves a high degree of risk, and should be made only by investors who can afford a complete loss. You should carefully consider the following risk factors, together with the other information in this report, including our financial statements and the related notes, before you make investment decisions concerning our common stock. The following risk factors represent all the known material risks we believe we face. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected, the market price of our common stock could decline, and you may lose all or part of your investment therein.

We have suffered significant operating losses for several years in our history and we may not be able to again achieve profitability.

We had an accumulated deficit of approximately $131 million as of December 31, 2005. Although we were profitable in 2000 and in 2001, we incurred substantial losses in the years prior to that, and in 2002 through 2005. The deficit resulted because we expended more money in the course of researching, developing and enhancing our technology and products and establishing our marketing and administrative organizations than we generated in revenues. We expect to continue to incur significant operating expenses in the foreseeable future, primarily related to the completion of development and commercialization of the Cardiosonix product line but also potentially related to RIGS and Lymphoseek. As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to again attain profitability.

Our products and product candidates may not achieve the broad market acceptance they need in order to be a commercial success.

Widespread use of our gamma detection devices is currently limited to a surgical procedure (ILM) used in the treatment and diagnosis of two primary types of cancer: melanoma and breast cancer. The success of our gamma detection devices greatly depends on the medical community’s ongoing adoption of ILM, and on our devices for use in ILM, as a reliable, safe and cost effective alternative to current treatments and procedures. The adoption rate for ILM appears to be leveling off and may not meet our growth expectations. Although we continue to believe that ILM has significant advantages over other currently competing procedures, broad-based clinical adoption of ILM will likely not occur until after the completion of ongoing international trials related to breast cancer. Even if the results of these trials are positive, we cannot assure you that ILM will attain rapid and widespread acceptance. Our efforts and those of our marketing and distribution partners may not result in significant demand for our products, and the current demand for our products may decline.

Our future success now also greatly depends on the success of the Cardiosonix product line. Cardiosonix’ products are just beginning to be marketed commercially. The market for these products is in an early stage of development and may never fully develop as we expect. The long-term commercial success of the Cardiosonix product line will require widespread acceptance of our products as safe, efficient and cost-effective. Widespread acceptance would represent a significant change in current medical practice patterns. Other cardiac monitoring procedures, such as pulmonary artery catheterization, are generally accepted in the medical community and have a long standard of use. It is possible that the Cardiosonix product line will never achieve the broad market acceptance necessary to become a commercial success.

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

Before obtaining regulatory approval for the commercial sale of any product candidates, we must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for use in humans. Conducting clinical trials is a time consuming, expensive and uncertain process and may take years to complete. Our most advanced product candidates, Lymphoseek and RIGScan CR are preparing to enter the Phase III stage of clinical trials. Historically, the results from preclinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. Frequently, drugs that have shown promising results in preclinical or early clinical trials subsequently fail to establish sufficient safety and efficacy data necessary to obtain regulatory approval. At any time during the clinical trials, we, our collaborative partners or FDA might delay or halt any clinical trials for our product candidates for various reasons, including:

•	ineffectiveness of the product candidate;
•	discovery of unacceptable toxicities or side effects;
•	development of disease resistance or other physiological factors;
•	delays in patient enrollment; or
•	other reasons that are internal to the businesses of our potential collaborative partners, which reasons they may not share with us.

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

Our strategy for the development and commercialization of our product candidates depends, in large part, upon the formation of collaborative arrangements. Collaborations may allow us to:

•	generate cash flow and revenue;
•	offset some of the costs associated with our internal research and development, preclinical testing, clinical trials and manufacturing;
•	seek and obtain regulatory approvals faster than we could on our own; and,
•	successfully commercialize existing and future product candidates.

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

We may not receive the regulatory approvals necessary to commercialize our Lymphoseek and RIGScan product candidates, which could cause our business to be severely harmed. Our product candidates are subject to extensive and rigorous government regulation. FDA regulates, among other things, the development, testing, manufacture, safety, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. If our potential products are marketed abroad, they will also be subject to extensive regulation by foreign governments. None of our product candidates has been approved for sale in the United States or any foreign market. The regulatory review and approval process, which includes preclinical studies and clinical trials of each product candidate, is lengthy, complex, expensive and uncertain. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to FDA for each indication to establish the product candidate's safety and efficacy. Data obtained from preclinical and clinical trials are susceptible to varying interpretation, which may delay, limit or prevent regulatory approval. The approval process may take many years to complete and may involve ongoing requirements for post-marketing studies. In light of the limited regulatory history of monoclonal antibody-based therapeutics, regulatory approvals for our products may not be obtained without lengthy delays, if at all. Any FDA or other regulatory approvals of our product candidates, once obtained, may be withdrawn. The effect of government regulation may be to:

•	delay marketing of potential products for a considerable period of time;
•	limit the indicated uses for which potential products may be marketed;
•	impose costly requirements on our activities; and
•	provide competitive advantage to other pharmaceutical and biotechnology companies.

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

If we fail to comply with the regulatory requirements of FDA and other applicable U.S. and foreign regulatory authorities or previously unknown problems with our products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions, including:

•	restrictions on the products, manufacturers or manufacturing processes;
•	warning letters;
•	civil or criminal penalties;
•	fines;
•	injunctions;
•	product seizures or detentions;
•	import bans;
•	voluntary or mandatory product recalls and publicity requirements;
•	suspension or withdrawal of regulatory approvals;
•	total or partial suspension of production; and
•	refusal to approve pending applications for marketing approval of new drugs or supplements to approved applications.

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

We rely on independent contract manufacturers for the manufacture of our current line of gamma detection systems and for our Quantix line of blood flow monitoring products. Our business will suffer if our contract manufacturers have production delays or quality problems. Furthermore, medical device manufacturers are subject to the QSR of FDA, international quality standards, and other regulatory requirements. If our contractors do not operate in accordance with regulatory requirements and quality standards, our business will suffer. We use or rely on components and services used in our devices that are provided by sole source suppliers. The qualification of additional or replacement vendors is time consuming and costly. If a sole source supplier has significant problems supplying our products, our sales and revenues will be hurt until we find a new source of supply. In addition, our distribution agreement with EES for gamma devices contains failure to supply provisions, which, if triggered, could have a significant negative impact on our business.

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

The selling stockholders under these registration statements may sell none, some or all of the shares of common stock acquired from us, as well as common stock acquired on the exercise of the warrants and convertible securities held by them. We have no way of knowing whether or when the selling stockholders will sell the shares covered by these registration statements. Depending upon market liquidity at the time, a sale of shares covered by these registration statements at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock under these registration statements, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We may lose out to larger and better-established competitors.

The medical device and biotechnology industries are intensely competitive. Some of our competitors have significantly greater financial, technical, manufacturing, marketing and distribution resources as well as greater experience in the medical device industry than we have. The particular medical conditions our product lines address can also be addressed by other medical devices, procedures or drugs. Many of these alternatives are widely accepted by physicians and have a long history of use. Physicians may use our competitors’ products and/or our products may not be competitive with other technologies. If these things happen, our sales and revenues will decline. In addition, our current and potential competitors may establish cooperative relationships with large medical equipment companies to gain access to greater research and development or marketing resources. Competition may result in price reductions, reduced gross margins and loss of market share.

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

We may not have sufficient legal protection against infringement or loss of our intellectual property, and we may lose rights to our licensed intellectual property if diligence requirements are not met.

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

The patents underlying our radiopharmaceutical products and ACT technology are exclusively licensed to us by third parties, and the relevant license agreements require us to use diligence in the development and commercialization of products using the licensed patents. Our failure to meet the diligence requirements in any license agreement may result in our loss of some or all of our license rights to the patents licensed thereunder.

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

Cardiosonix received grants from the government of Israel through the Office of the Chief Scientist (OCS) of the Ministry of Industry and Trade for the financing of a portion of its research and development expenditures associated with our blood flow monitoring products. From 1998 to 2001, Cardiosonix received grants totaling $775,000 from the OCS. The terms of the OCS grants may affect our efforts to transfer manufacturing of products developed using these grants outside of Israel without special approvals. In January 2006, the OCS consented to the transfer of manufacturing as long as Neoprobe complies with the terms of the OCS statutes under Israeli law. As long as we maintain at least 10% Israeli content in our blood flow devices, we will pay a royalty rate of 4% on sales of applicable blood flow devices and must repay the OCS a total of $1.2 million in royalties. However, should the amount of Israeli content of our blood flow device products decrease below 10%, the royalty rate could increase to 5% and the total royalty payments due could increase to $2.3 million. This may impair our ability to effectively outsource manufacturing or engage in similar arrangements for those products or technologies. In addition, if we fail to comply with any of the conditions imposed by the OCS, we may be required to refund any grants previously received together with interest and penalties, and may be subject to criminal charges. In recent years, the government of Israel has accelerated the rate of repayment of OCS grants related to other grantees and may further accelerate them in the future.

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

All of our material assets, except the intellectual property associated with our Lymphoseek, RIGS and ACT products under development, have been pledged as collateral for the $8.1 million in principal amount of our 8% Series A Convertible Notes due December 12, 2008 (the Notes). In addition to the security interest in our assets, the Notes carry substantial covenants that impose significant requirements on us, including, among others, requirements that:

•	we pay all principal, interest and other charges on the Notes when due;
•	we use the proceeds from the sale of the Notes only for permitted purposes, such as Lymphoseek development and general corporate purposes;
•	we nominate and recommend for election as a director a person designated by the holders of the Notes;
•
we keep reserved out of our authorized shares of common stock sufficient shares to satisfy our obligation to issue shares on conversion of the Notes and the exercise of the warrants issued in connection with the sale of the Notes;

•	we achieve annual revenues on a consolidated basis of at least $5.4 million in 2005, $6.5 million in 2006, and $9.0 million in each year thereafter;
•
we maintain minimum cash balances of $4.5 million at the end of the first six months of 2005, $4.0 million at the end of the second six months of 2005, and $3.5 million at the end of each six-month period thereafter; and

•	we indemnify the purchasers of the Notes against certain liabilities.

Additionally, with certain exceptions, the Notes prohibit us from:

•
amending our organizational or governing agreements and documents, entering into any merger or consolidation, dissolving the company or liquidating its assets, or acquiring all or any substantial part of the business or assets of any other person;

•	engaging in transactions with any affiliate;
•	entering into any agreement inconsistent with our obligations under the Notes and related agreements;
•	incurring any indebtedness, capital leases, or contingent obligations outside the ordinary course of business;
•	granting or permitting liens against or security interests in our assets;
•	making any material dispositions of our assets outside the ordinary course of business;
•	declaring or paying any dividends or making any other restricted payments; or
•	making any loans to or investments in other persons outside of the ordinary course of business.

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

Our common stock is quoted via the National Association of Securities Dealers’ Over The Counter Bulletin Board (OTCBB). As such, our common stock may have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ Stock Market. These factors may result in higher price volatility and less market liquidity for the common stock.

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

Our common stock traded as low as $0.20 per share and as high as $0.72 per share during the twelve-month period ended December 31, 2005. Some of the factors leading to the volatility include:

•	price and volume fluctuations in the stock market at large which do not relate to our operating performance;
•	fluctuations in our operating results;
•	financing arrangements we may enter that require the issuance of a significant number of shares in relation to the number of shares currently outstanding;
•	announcements of technological innovations or new products which we or our competitors make;
•	FDA and/or international regulatory actions;
•	developments with respect to patents or proprietary rights;
•	public concern as to the safety of products that we or others develop; and
•	fluctuations in market demand for and supply of our products.

An investor’s ability to trade our common stock may be limited by trading volume.

Until recently, the trading volume for our common stock has been relatively limited. A consistently active trading market for our common stock may not occur on the OTCBB. The average daily trading volume for our common stock on the OTCBB for the twelve-month period ended December 31, 2005 was approximately 168,000 shares.

Some provisions of our organizational and governing documents may have the effect of deterring third parties from making takeover bids for control of our company or may be used to hinder or delay a takeover bid.

Our certificate of incorporation authorizes the creation and issuance of “blank check” preferred stock. Our Board of Directors may divide this stock into one or more series and set their rights. The Board of Directors may, without prior stockholder approval, issue any of the shares of “blank check” preferred stock with dividend, liquidation, conversion, voting or other rights, which could adversely affect the relative voting power or other rights of the common stock. Preferred stock could be used as a method of discouraging, delaying, or preventing a take-over of our company. If we issue “blank check” preferred stock, it could have a dilutive effect upon our common stock. This would decrease the chance that our stockholders would realize a premium over market price for their shares of common stock as a result of a takeover bid.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

•	general economic and business conditions, both nationally and in our markets,
•	our history of losses,
•	our expectations and estimates concerning future financial performance, financing plans and the impact of competition,
•	our ability to implement our growth strategy,
•	anticipated trends in our business,
•	advances in technologies, and
•	other risk factors set forth under “Risk Factors” in this report.

In addition, in this report, we use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” and similar expressions to identify forward-looking statements.

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

Item 2. Description of Property

We currently lease approximately 11,300 square feet of office space at 425 Metro Place North, Dublin, Ohio, as our principal offices. The current lease term is from February 1, 2005 and ending on January 31, 2008, at a monthly base rent of approximately $8,300 during 2006. We must also pay a pro-rata portion of the operating expenses and real estate taxes of the building. We believe these facilities are in good condition, but that we may need to expand our leased space related to our radiopharmaceutical activities depending on the level of activities performed internally versus by third parties.

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

	High	Low	Close
Fiscal Year 2005:
First Quarter	$0.72	$0.37	$0.46
Second Quarter	0.46	0.30	0.35
Third Quarter	0.40	0.25	0.30
Fourth Quarter	0.32	0.20	0.25

Fiscal Year 2004:
First Quarter	$1.10	$0.28	$0.90
Second Quarter	1.11	0.41	0.60
Third Quarter	0.60	0.35	0.53
Fourth Quarter	0.61	0.37	0.59

As of March 20, 2006, we had approximately 830 holders of common stock of record.

We have not paid any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of our business. We cannot assure you that we will ever pay cash dividends. Whether we pay cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements and any other factors that the Board of Directors decides are relevant. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, below.

Recent Sales of Unregistered Securities

The following sets forth certain information regarding the sale of equity securities of our company during the period covered by this report that were not registered under the Securities Act of 1933 (the Securities Act).

In June 2005, our Board of Directors authorized the issuance of 37,051 shares of common stock to the trustees of our 401(k) employee benefit plan (the Plan) without registration. Such issuance is exempt from registration under the Securities Act under Section 3(a)(2). The Plan is a pension, profit sharing or stock bonus plan that is qualified under Section 401 of the Internal Revenue Code. The assets of the Plan are held in a single trust fund for the benefit of our employees, which does not hold assets for the benefit of the employees of any other employer. All of the contributions to the Plan from our employees have been invested in assets other than our common stock. We have contributed all of the Neoprobe common stock held by the Plan as a matching contribution that has been less in value at the time it was contributed to the Plan than the employee contributions that it matches.

During 2005, certain investors and placement agents who received warrants to purchase our common stock in connection with a November 2003 financing exercised a total of 206,865 warrants in exchange for 206,865 shares of our common stock, resulting in net proceeds of $57,922. The issuances of the shares and warrants to the investors and the placement agents were exempt from registration under Sections 4(2) and 4(6) of the Securities Act and Regulation D.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company

Neoprobe Corporation is a biomedical technology company that provides innovative surgical and diagnostic products that enhance patient care. We currently market two lines of medical devices; our neo2000® gamma detection systems and the Quantix® line of blood flow measurement devices of our subsidiary, Cardiosonix. In addition to our medical device products, we have two radiopharmaceutical products, RIGScan® CR and LymphoseekTM, in the advanced phases of clinical development. We are also exploring the development of our activated cellular therapy (ACT) technology for patient-specific disease treatment through our majority-owned subsidiary, Cira Biosciences, Inc. (Cira Bio).

Executive Summary

This Executive Summary section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Our financial performance is highly dependent on our ability to continue to generate income and cash flow from our gamma device product line and on our ability to successfully commercialize the blood flow products of our subsidiary, Cardiosonix. We cannot assure you, however, that we will achieve the volume of sales anticipated, or if achieved, that the margin on such sales will be adequate to produce positive operating cash flow. We continue to be optimistic about the longer-term potential for our other proprietary, procedural-based technologies such as Lymphoseek and RIGS® (radio-immuno-guided surgery); however, these technologies are not anticipated to generate any significant revenue for us during 2006. In addition, we cannot assure you that these products will ever obtain marketing clearance from the appropriate regulatory bodies.

We believe that the future prospects for Neoprobe are steadily improving as we continue to make progress in all of our lines of business. We expect revenue from our gamma device line to continue to provide a strong revenue base in 2006, and we expect revenue from our Quantix blood flow measurement products to increase substantially in the coming year as the product refinements introduced during 2005 related to our Quantix/ORTM system are evaluated by increasing numbers of surgeons around the world.

We expect 2006 to be a year of positive developments for Neoprobe primarily due to our anticipation that Lymphoseek will enter into and complete pivotal clinical trial activities. We expect to spend approximately $3.5 million in out-of-pocket expenses on the development of Lymphoseek over the next twelve to eighteen months in order to complete manufacturing validation and scale-up, to complete Phase II and pivotal clinical trials and to prepare for the submission of a new drug application to the U.S. Food and Drug Administration (FDA) which we expect to submit during the first quarter of 2007. We also expect to incur development expenses in 2006 related to innovations we are working on related to our device product lines as well, although we do not currently expect our out-of-pocket expenses to exceed $1 million related to these projects. We may also incur some development expenses in 2006 related to our RIGS radiopharmaceutical product development although we intend to defer any major expenses until we identify a partner to assist us in the development and commercialization of RIGScan CR. As a result, although we expect to see positive movement in all our lines of business in 2006, we will likely show a loss for the year primarily due to our drug product development efforts.

As of December 31, 2005, our cash and investments on hand totaled $6.5 million. During 2005, we used $3.0 million in cash to fund our operations. We believe our currently available capital resources will be adequate to sustain our device operations at planned levels through 2006. If we decide to seek additional funding to support the development of our products and additional financing is not available when required or is not available on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we may need to modify our business plan. We cannot assure you that the additional capital we require will be available on acceptable terms, if at all. We cannot assure you that we will be able to successfully commercialize products or that we will achieve significant product revenues from our current or potential new products. In addition, we cannot assure you that we will achieve or sustain profitability in the future.

Our Outlook for our Gamma Detection Device Products

We believe our core gamma detection device business line will continue to achieve positive results. Our belief is based on continued interest in the research community in lymphatic mapping. The National Cancer Institute (NCI) recently sponsored two large randomized clinical trials (research studies) for breast cancer comparing sentinel lymph node biopsy (SLNB) with conventional axillary lymph node dissection. The trials were conducted by the National Surgical Adjuvant Breast and Bowel Project (NSABP) and the American College of Surgeons Oncology Group (ACOSOG). NSABP and ACOSOG are both NCI-sponsored Clinical Trials Cooperative Groups, which are networks of institutions and physicians across the country who jointly conduct trials. Although several studies have examined the correlation between the sentinel node and the remaining axillary nodes, these are the first two large randomized multi-center trials that will compare the long-term results of sentinel lymph node removal with full axillary node dissection. Both of these trials are now closed. However, final data from these studies likely will not be presented for another two years. We expect the results from these clinical trials, when announced, will have a positive impact on helping us to penetrate the remaining market for breast cancer and melanoma. We also believe that the surgical community will continue to adopt the SLNB application while a standard of care determination is still pending. We also believe that Lymphoseek, our lymphatic targeting agent, should it become commercially available, could significantly improve the adoption of SLNB in future years in areas beyond melanoma and breast cancer.

We believe that most of the leading cancer treatment institutions in the U.S. and other major global markets have adopted SLNB and purchased gamma detection systems such as the neo2000. As a result, we may be reaching saturation within this segment of the market, except for potential replacement sales. As such, our marketing focus in all major global markets for gamma detection devices will continue to be among local/regional hospitals, which typically lag behind leading research centers and major hospitals in adapting to new technologies. A decline in the adoption of SLNB or the development of alternative technologies by competitors may negatively impact our sales volumes, and therefore, revenues and net income in 2006.

During March 2006, our primary gamma device marketing partner, Ethicon Endo-Surgery, Inc. (EES), a Johnson & Johnson company, exercised the second of its two options to extend the termination date of our distribution agreement with them through the end of 2008. As of December 31, 2005, we had approximately $1.7 million in committed orders from EES that extend through late April 2006. We believe that total quantities of base neo2000 systems expected to be purchased by EES during 2006 should be consistent with 2005 purchase levels. We cannot assure you, however, that EES’ product purchases beyond those firmly committed through mid-2006 will indeed occur or that the prices we realize will not be affected by increased competition.

Under the terms of our distribution agreement with EES, the transfer prices we receive on product sales to EES are based on a fixed percentage of their end-customer sales price, subject to a floor transfer price. Throughout their sales history, our products have generally commanded a price premium in most of the markets in which they are sold, which we believe is due to their superior performance and ease of use. The average end-customer sales prices received by EES for our gamma detection devices remained relatively steady and strong for 2005 as compared to 2004 and as a result, the transfer price that we received from selling to EES during 2005 was 22% above the floor pricing for the base system configuration. While we continue to believe in the technical and user-friendly superiority of our products, the competitive landscape continues to evolve and we may lose market share or experience price erosion as a result. A loss of market share or significant price erosion would have a direct negative impact on net income. Although the average price for 2005 was consistent with 2004, sales prices during the second half of 2005 were lower than the first half of the year. If such price erosion should continue into 2006, there is some level of downside pricing risk associated with future sales of our gamma detection devices to EES that may erode some or all of the 22% premium we received in excess of the floor price. However, we believe the anticipated steady volumes coupled will result in continued profitability for our gamma device business line for 2006, even at floor prices.

Our Outlook for our Drugs and Therapeutics

The primary focus of our drug and therapeutic development efforts during 2005 centered around preparing for the start of a pivotal clinical trial for Lymphoseek and this is expected to continue in 2006. Lymphoseek is intended to be used in biopsy procedures for the detection of cancer cells in lymph nodes in a variety of tumor types including breast, melanoma, prostate, gastric and colon cancers. Our Lymphoseek development was focused on three primary areas: drug manufacturing and scale-up, completion of non-clinical safety testing and refinement of a clinical development plan. If approved, Lymphoseek would be the first radiopharmaceutical specifically designed to target lymphatic tissue.

We have recently submitted the Phase II protocol amendment and non-clinical testing data to FDA and are preparing to submit responses to the Chemistry, Manufacturing and Control questions asked by FDA. Following review of these items by FDA, we hope to receive approval begin patient enrollment in the Phase II trial in the second quarter and to be in a position to report preliminary results approximately ninety days after the commencement of patient enrollment. While preparing for the Phase II study, we began working with regulatory agencies in Europe to determine the pathway to seek marketing clearance for Lymphoseek in Europe. As a result of those discussions, it is our intention to pursue marketing clearance for Lymphoseek through the centralized authority, the European Agency for the Evaluation of Medicinal Products (EMEA), in London. We intend to review with the EMEA the Phase III protocol design that will be discussed with FDA with the intention of including European sites in the Phase III study. An investigator’s meeting was held with the Phase II clinical investigators at the recently completed Society of Surgical Oncology (SSO) meeting in March 2006 in preparation for the initiation of patient enrollment in the Phase II study. In addition, the SSO meeting also gave us the opportunity to meet with and recruit potential investigators for the planned Phase III study of Lymphoseek to be initiated later in 2006. We cannot assure you, however, that this product will achieve regulatory approval, or if approved, that it will achieve market acceptance.

Over the past few years, we have made progress in advancing our RIGScan CR development program while incurring little in the way of research expenses. Our RIGS technology, which had been essentially inactive since the failure to gain approval following our original license application in 1997, has been the subject of renewed interest due primarily to the analysis of survival data related to patients who participated in the original Phase III clinical studies that were completed in 1996. We believe there are development milestones that can be achieved prior to the need for significant capital investment in RIGScan CR such as preparing the request for a special protocol assessment (SPA) and completing a final protocol review. However, we continue to believe it will be necessary for Neoprobe to identify a development partner or an alternative funding source in order to prepare for and to fund the pivotal clinical testing that will be necessary to gain marketing clearance for RIGScan CR. We have engaged in discussions with various parties regarding such a partnership. At the present time, while we have parties who have indicated an interest in entering into a development relationship, we do not believe these efforts will result in a partnership until further clarity can be added to the RIGScan regulatory approval pathway, such as perhaps obtaining a positive SPA determination from FDA. However, even if we are able to make such arrangements on satisfactory terms, we believe that the time required for continued development, regulatory approval and commercialization of a RIGS product would likely be a minimum of five years before we receive any significant product-related royalties or revenues. We cannot assure you that we will be able to complete definitive agreements with a development partner for the RIGS technology and do not know if a partner will be obtained on a timely basis on terms acceptable to us, or at all. We also cannot assure you that FDA or the EMEA will clear our RIGS products for marketing or that any such products will be successfully introduced or achieve market acceptance.

In early 2005, we formed a new subsidiary, Cira Bio, to explore the development of ACT. Neoprobe owns approximately 90% of the outstanding shares of Cira Bio with the remaining shares being held by the principals of a private holding company, Cira LLC. In conjunction with the formation of Cira Bio, an amended technology license agreement also was executed with The Ohio State University, from whom both Neoprobe and Cira LLC had originally licensed or optioned the various cellular therapy technologies. As a result of the cross-license agreements, Cira Bio has the development and commercialization rights to three issued U.S. patents that cover the oncology and autoimmune applications of its technology. In addition, Cira Bio has licenses to several pending patent applications.

During 2005, Cira Bio engaged the Battelle Memorial Institute to complete a technology and manufacturing process assessment of the cellular therapy approach. Cira Bio intends to raise the necessary capital to move this technology platform forward; however, Cira Bio has not yet identified a potential source of capital. The means by which this funding is obtained will likely dilute Neoprobe’s ownership interest in Cira Bio; however, we believe that moving forward such a promising technology will only yield positive results for the Neoprobe shareholders and the patients who could benefit from these treatments. However, we do not know if we will be successful in obtaining additional funding, on terms acceptable to us, or at all. In addition, should Cira Bio not be successful in obtaining sufficient capital by December 31, 2006, the technology rights for the oncology applications of ACT would revert back to Neoprobe and the technology rights for the viral and autoimmune applications would revert back to Cira LLC.

Our Outlook for our Blood Flow Measurement Products

We have two blood flow measurement devices, the Quantix/OR and the Quantix/NDTM, that have regulatory clearance to market in the U.S. and European Union (EU) as well as certain other foreign markets. The Quantix/OR is primarily intended to measure blood flow in cardiac bypass graft and other similar procedures while the Quantix/ND is designed to measure blood flow in neurovascular settings. Our efforts concerning the Quantix products in 2006 will be primarily focused on marketing our Quantix/OR system while we work with thought leaders to determine the ultimate market viability of the Quantix/ND. Currently, we have in place or have executed or reached agreement in principle with distributors and/or master distributors for the Quantix/OR covering the United States, all major market countries in the EU as well substantially all countries that comprise the Pacific Rim of Asia. In addition, we have distribution arrangements in place covering major portions of Central and South America. Our primary focus is to secure marketing and distribution partners who possess appropriate expertise in marketing medical devices, preferably ultrasound or cardiac care devices, into our primary target markets, the cardiovascular, vascular surgery and neurosurgical markets.

We anticipate spending a significant amount of time and effort in 2006 to market the Cardiosonix blood flow products to a wider market. We will need to continue the management of relationships with thought leaders in the cardiac surgery and neurosurgical fields to gain broader exposure to the advantages of our technology. We anticipate continuing to place blood flow systems with industry thought leaders to obtain critical commercial feedback during the widespread market launch. The market education process we envision will likely take some time to develop in the manner we desire. In addition, the sales cycle for medical devices such as our blood flow products is typically a four to six month cycle. As such, significant end customer sales, if they occur, will likely lag the signing of distribution arrangements.

We expect sales of blood flow products for 2006 to be higher than 2005 although such sales are difficult to gauge in situations where the use of the product is dependent on changes in surgical practice as well as subject to the sales cycles, etc. outlined above. We are also investigating alternative pricing strategies such as per use fees or leasing that may affect the adoption rates for our blood flow measurement devices. As a result, we anticipate that the product development and market support costs we will incur in 2006 will be greater than the revenue we generate from the sales of blood flow devices.

Summary

The strengthening of our gamma product (device and drug) portfolio coupled with the introduction of the Cardiosonix blood flow products should position us to eventually achieve profitable operating performance for our device product lines. However, overall profitable operational results will be significantly affected by our decision to fund drug and therapeutic development activities internally.

We anticipate generating a net profit from the sale of our gamma detection devices in 2005, excluding the allocation of any corporate general and administrative costs; however, we expect to show a loss for our blood flow device product line for 2006 due to continued research and development and increased marketing and administrative support costs that are still required to commercialize the product line. Currently, we expect our blood flow operations, excluding any allocation of corporate general and administrative costs, to approach breakeven during the third or fourth quarters of 2006. However, this expectation is based to a large degree on our anticipation that we will achieve the necessary developmental milestones required to achieve significant commercial sales of our Quantix/OR product in a timely manner. The overall operating results for 2006 will be affected by the amount of development for radiopharmaceutical products. If we are unsuccessful in achieving significant commercial sales of the Quantix/OR product in 2006, or if we modify our business plan and decide to carry out RIGS development internally, our profitability estimates will be adversely affected and our business plan will likely need to be modified.

As a result of our decision to fund Lymphoseek development internally, we do not expect to achieve operating profit during 2006. In addition, our net loss and earnings per share will likely be significantly impacted by the non-cash interest expense we expect to record related to the accounting treatment for the beneficial conversion feature of the convertible debt and for the warrants issued in connection with the private placement we completed in December 2004. Also, we cannot assure you that our current or potential new products will be successfully commercialized or that we will achieve significant product revenues or that we will achieve or be able to sustain profitability in the future.

Results of Operations

We reported revenues for 2005 of $5.9 million compared to $6.0 million in the prior year. However, license and other revenues for 2004 included a $600,000 non-cash item, representing the final installment of deferred revenue related to a distribution agreement we entered into with EES in 1999, and no such revenue was recognized in 2005. The decrease in license and other revenue was offset by increases of $251,000 related to blood flow device sales, $203,000 of gamma detection device extended service contract sales, $73,000 of gamma detection device sales, and $40,000 of gamma detection device service revenue.

Gross profit for 2005 decreased $64,000 or 2% as compared to 2004. Excluding license and other revenue, gross profit on net sales of our medical devices increased $536,000 or 18% compared to the prior year. The percentage improvement in gross profit on net sales of our medical devices in 2005 relative to the percentage increase in sales reflects the impact of manufacturing cost control initiatives implemented in 2004 coupled with the positive contribution from the increased service activities.

Results for 2005 also reflect the efforts made in the development of our gamma detection radiopharmaceutical products, RIGScan CR and Lymphoseek. Accordingly, our research and development costs for 2005 increased to $4.0 million compared to $2.5 million in 2004. Consolidated general and administrative expenses remained constant at $3.2 million in 2005 and 2004.

Major expense categories as a percentage of net sales fluctuated from 2004 to 2005 due to increased net sales as well as increased expenses related to our gamma detection radiopharmaceutical and therapeutic products. Research and development expenses, as a percentage of net sales, increased to 68% in 2005 from 46% in 2004 due to increased expenses related to the development of our gamma detection drug and therapeutic products. Selling, general and administrative expenses, as a percentage of net sales, decreased to 53% in 2005 from 59% in 2004 primarily due to the increase in net sales revenue. Due to the ongoing development activities of the company, research and development expenses are expected to be higher as a percentage of sales for 2006 than they were in 2005. In addition, as we move forward with commercialization activities related to the Quantix product line, selling, general and administrative expenses as a percentage of sales are expected to increase in 2006 over 2005.

Years Ended December 31, 2005 and 2004

Net Sales and Margins. Net sales, primarily of our gamma detection systems, increased $567,000, or 11%, to $5.9 million in 2005 from $5.4 million in 2004. Gross margins on net sales increased to 60% of net sales for 2005 compared to 56% of net sales for 2004.

The increase in net sales was the combined result of increases of $251,000 in blood flow device sales, $203,000 in gamma detection device extended service contract sales, $73,000 in gamma detection device sales, and $40,000 in gamma detection device service revenue. The price at which we sell our gamma detection products to EES is based on a percentage of the global average selling price received by EES on sales of Neoprobe products to end customers, subject to a minimum floor price. The base system price at which we sold neo2000 systems to EES increased approximately 1% from 2004 to 2005.

The increase in gross margins on net product sales was the combined result of increased extended service contract sales which typically generate higher margins than sales of our devices coupled with slightly decreased unit costs to manufacture our neo2000 control unit. Gross margins in 2005 were adversely affected by inventory impairments of $42,000 related to our laparoscopic probe product as well as impairments of $13,000 related to our Quantix products. Gross margins in 2004 were adversely affected by a $107,000 impairment charge related to obsolete Quantix inventory.

License and Other Revenue. License and other revenue for 2004 included $600,000 from the pro-rata recognition of license fees related to the distribution agreement with EES. These license fees were fully amortized into income as of the end of the third quarter of 2004. No license revenue was recorded in 2005.

Research and Development Expenses. Research and development expenses increased $1.6 million, or 64%, to $4.0 million during 2005 from $2.5 million in 2004. Research and development expenses in 2005 included approximately $2.3 million in drug and therapy product development costs, $1.4 million in product design activities for the Quantix products and $276,000 gamma detection device development costs. This compares to expenses of $489,000, $1.6 million and $404,000 in these respective product categories in 2004. The changes in each category were primarily due to (i) efforts to move our development of Lymphoseek forward, (ii) the costs of product refinement activities related to the Quantix/OR offsetting cost savings from headcount reductions at our facility in Israel, and (iii) development activities related to updated versions of our neo2000 control unit and detector probes, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses remained steady at $3.2 million during 2005 and 2004. Increases in U.S. headcount and compensation coupled with increases in certain overhead costs such as professional services and facilities expenses were offset by decreased marketing expenses and decreases in certain other overhead costs such as travel, insurance and taxes.

Other Income (Expenses). Other expenses decreased $257,000 to $1.3 million during 2005 from $1.5 million during 2004. The primary reason for the decrease was a $1.1 million decrease in warrant liability resulting from the accounting treatment for the warrants we issued in connection with the private placement of convertible debt we completed in December 2004. In addition, we recorded an increase of $198,000 in interest income resulting from maintaining a higher balance of cash and investments during 2005 compared to 2004. We also recorded interest expense of $1.4 million and $334,000 during 2005 and 2004, respectively, related to debt financings entered into during 2004 and 2003. Of this interest expense, $687,000 and $268,000 in 2005 and 2004, respectively, was non-cash in nature related to the amortization of debt issuance costs and discounts resulting from the warrants and beneficial conversion features of the convertible debt.

Liquidity and Capital Resources

Operating Activities. Cash used in operations increased $2.2 million to $3.0 million during 2005 from $825,000 during 2004. Working capital decreased $3.5 million to $6.9 million at December 31, 2005 as compared to $10.4 million at December 31, 2004. The current ratio decreased to 5.6:1 at December 31, 2005 from 11.3:1 at December 31, 2004. The decrease in working capital was primarily related to cash used in operations coupled with cash used in investing activities.

Cash and investment balances decreased to $6.5 million at December 31, 2005 from $9.8 million at December 31, 2004, primarily as a result of cash used to fund operating activities and service our debt during 2005.

Accounts receivable increased to $673,000 at December 31, 2005 from $412,000 at December 31, 2004. The increase was primarily a result of timing of purchases and payments by EES. We expect overall receivable levels will continue to fluctuate in 2006 depending on the timing of purchases and payments by EES. However, on average, we expect accounts receivable balances will start to increase commensurate with anticipated increases in sales of blood flow products to our distributors, many of whom are foreign-domiciled entities who typically pay at a slower rate than domestic companies. Such increases, if any, will require the increased use of our cash resources over time.

Inventory levels decreased to $804,000 at December 31, 2005 from $855,000 at December 31, 2004. During 2005, we wrote off inventory totaling $42,000 related to our laparoscopic probe product and $13,000 related to our Quantix products. We expect inventory levels to increase during 2006 as we ramp up our blood flow device business, reassess our gamma detection and blood flow measurement device safety stock levels, and prepare for radiopharmaceutical product distribution.

Investing Activities. Cash used in investing activities increased $1.5 million to $1.6 million during 2005 from $111,000 during 2004. We purchased $5.5 million and received $4.0 million from maturities of available-for-sale securities during 2005. Capital expenditures during 2005 were primarily related to purchases of production tools and equipment in preparation for blood flow measurement device production at our contract manufacturers. Capital expenditures during 2004 were primarily purchases of technology infrastructure. Capital needs for 2006 are expected to increase over 2005 as we start up blood flow product production at our contract manufacturers and establish alternative sales financing arrangements for our blood flow devices such as leasing and per use sales pricing.

Financing Activities. Financing activities used $273,000 in cash during 2005 versus providing $9.2 million during 2004. Proceeds from the issuance of common stock were $58,000 and $2.3 million in 2005 and 2004, respectively. Proceeds from notes payable were $8.1 million 2004. Payments of common stock and debt issuance costs were $30,000 and $767,000 in 2005 and 2004, respectively. Payments of notes payable were $190,000 lower during 2005 as compared to 2004, primarily due to the repayment of a note to our CEO in 2004.

During 2004, we sold a total of 2,350,000 shares of common stock and realized net proceeds of $1,468,874 under the terms of a 2001 common stock purchase agreement with the Fusion Capital Fund II, LLC. We also issued Fusion 66,129 shares of common stock for commitment fees related to the sales of our common stock to them during 2004. No common stock was issued to Fusion during 2005.  The Fusion common stock purchase agreement expired under its own terms in February 2006.

During April 2003, we completed a bridge loan agreement with our President and CEO, David Bupp. Under the terms of the agreement, Mr. Bupp advanced us $250,000. In consideration for the loan, we issued a note to Mr. Bupp in the principal amount of $250,000. The note was secured by general assets of the company, excluding accounts receivable. In addition, we issued Mr. Bupp 375,000 warrants to purchase our common stock at an exercise price of $0.13 per share, expiring in April 2008. The note bore interest at 8.5% per annum, payable monthly, and was originally due on June 30, 2004. On March 8, 2004, at the request of the Board of Directors, Mr. Bupp agreed to extend the due date of the note from June 30, 2004 to June 30, 2005. In exchange for extending the due date of the note, we issued Mr. Bupp an additional 375,000 warrants to purchase our common stock at an exercise price of $0.50 per share, expiring in March 2009. On December 13, 2004, we repaid the balance of the note to Mr. Bupp.

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

During 2004, the certain investors who received warrants to purchase our common stock in connection with a November 2003 financing exercised a total of 3,230,066 warrants in exchange for 3,197,854 shares of our common stock. Of the warrants exercised by these investors in 2004, 3,134,783 were exercised in exchange for 3,134,783 shares of our common stock resulting in net proceeds of $871,398. The remaining 95,283 warrants exercised in 2004 were exercised on a cashless basis in exchange for 63,071 shares of our common stock. During 2005, certain investors and placement agents related to this financing also exercised a total of 206,865 warrants in exchange for 206,865 shares of our common stock, resulting in net proceeds of $57,922.

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

Our future liquidity and capital requirements will depend on a number of factors, including our ability to raise additional capital in a timely manner through additional investment, expanded market acceptance of our current products, our ability to complete the commercialization of new products, our ability to monetize our investment in non-core technologies, our ability to obtain milestone or development funds from potential development and distribution partners, regulatory actions by FDA and other international regulatory bodies, and intellectual property protection. We believe we now have adequate capital to assure that we can properly support our current business goals and objectives for 2006. Our near-term priorities are to commence multi-center trials for our Lymphoseek product, support the launch of the reengineered version of the Quantix/OR products, identify a development and commercialization partner for our RIGS technology, complete a technology assessment of our ACT technology and continue to innovate our gamma detection product line. We cannot assure you that we will be able to achieve significant product revenues from our current or potential new products. We also cannot assure you that we will achieve profitability again.

Contractual Obligations and Commercial Commitments

The following table presents our contractual obligations and commercial commitments as of December 31, 2005.

	Payments Due By Period
Contractual Cash Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Capital Leases(1)	$61,151	$24,769	$33,897	$2,485	$—
Operating Leases	208,819	100,129	108,690	—	—
Unconditional Purchase Obligations(2)	1,869,255	1,869,255	—	—	—
Long-Term Debt(3)	10,012,043	648,000	9,364,043	—	—
Total Contractual Cash Obligations	$12,151,268	$2,642,153	$9,506,630	$2,485	$—

(1)	These amounts include interest at rates between 8% and 13%.
(2)
These amounts represent purchases under binding purchase orders for which we are required to take delivery of the product under the terms of the underlying supply agreements going out approximately one year.

(3)	These amounts include interest at 8% on $8.1 million in outstanding principal due in December 2008, payable in either cash or common stock.

Recent Accounting Developments

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43 Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “ . . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal to require treatment as a current period charge….” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs during fiscal years beginning after June 15, 2005. Neoprobe does not believe that the adoption of this statement will have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We must adopt SFAS No. 123R for interim or annual reporting periods beginning after December 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We adopted SFAS No. 123R effective January 1, 2006.

As permitted by SFAS No. 123, during 2005 Neoprobe accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share in Note 1(l) to our consolidated financial statements. The adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall cash position. Based on options outstanding at December 31, 2005, we estimate that the adoption of SFAS No. 123R will result in additional compensation expense of approximately $260,000 in 2006 and $115,000 in 2007. However, these amounts may change significantly depending on levels of share-based payments granted in the future and the assumptions for the variables which impact the computation. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (SFAS No. 153). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005 and is required to be adopted by Neoprobe beginning January 1, 2006. Neoprobe is currently evaluating the effect that the adoption of SFAS No. 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154). SFAS No. 154 supersedes APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. ABP Opinion No. 20 previously required that such a change be reported as a change in accounting principle. SFAS No. 154 carries forward many provisions of APB Opinion No. 20 without change, including the provisions related to the reporting of a change in accounting estimate, a change in the reporting entity, and the correction of an error. SFAS No. 154 also carries forward the provisions of SFAS No. 3 that govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005 and is required to be adopted by Neoprobe beginning January 1, 2006. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated results of operations and financial condition.

In September 2005, the Emerging Issues Task Force (EITF) ratified EITF No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature (EITF No. 05-8). EITF No. 05-8 determined that (a) the issuance of convertible debt with a beneficial conversion feature results in a difference between book basis and tax basis of the debt instrument, (b) such difference between book basis and tax basis of the debt instrument is temporary in nature, and (c) the recognition of deferred taxes for the temporary difference of convertible debt with a beneficial conversion feature should be recorded as an adjustment to additional paid-in capital. EITF No. 05-8 is required to be applied retrospectively, and is effective beginning in the first interim or annual reporting period beginning after December 15, 2005. Neoprobe is required to adopt EITF No. 05-8 beginning January 1, 2006. We do not expect the adoption of EITF No. 05-8 to have a material impact on our consolidated results of operations or financial condition, however we do expect the adoption of EITF No. 05-8 to result in a material change in our income tax disclosures.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140 (SFAS No. 155). SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006 and is required to be adopted by Neoprobe beginning January 1, 2007. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated results of operations and financial condition.

Critical Accounting Policies

The following accounting policies are considered by us to be critical to our results of operations and financial condition.

Revenue Recognition Related to Net Sales. We currently generate revenue primarily from sales of our gamma detection products; however, sales of blood flow products constituted approximately 6% of total revenues for 2005 and are expected to increase in the future. Our standard shipping terms are FOB shipping point, and title and risk of loss passes to the customer upon shipment. We generally recognize sales revenue related to sales of our products when the products are shipped and the earnings process has been completed. However, in cases where product is shipped but the earnings process is not yet completed, revenue is deferred until it has been determined that the earnings process has been completed. Our customers have no right to return products purchased in the ordinary course of business.

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

•
Impairment or Disposal of Long-Lived Assets. We account for long-lived assets in accordance with the provisions of SFAS No. 144. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2005, the most significant long-lived assets on our balance sheet relate to assets recorded in connection with the acquisition of Cardiosonix and gamma detection device patents related to SLNB. The recoverability of these assets is based on the financial projections and models related to the future sales success of Cardiosonix’ products and the continuing success of our gamma detection product line. As such, these assets could be subject to significant adjustment should the Cardiosonix technology not be successfully commercialized or the sales amounts in our current projections not be realized.

•
Product Warranty. We warrant our products against defects in design, materials, and workmanship generally for a period of one year from the date of sale to the end customer. Our accrual for warranty expenses is adjusted periodically to reflect actual experience. EES also reimburses us for a portion of warranty expense incurred based on end customer sales they make during a given fiscal year.

•
Fair Value of Warrant Liability. U.S. generally accepted accounting principles required us to classify the warrants issued in connection with our December 2004 placement of convertible promissory notes as a liability due to penalty provisions contained in the underlying securities purchase agreement. The penalty provisions could have required us to pay a penalty of 0.0667% per day of the total debt amount if we failed to meet certain registration deadlines, or if our stock was suspended from trading for more than 30 days. As a liability, the warrants were considered derivative instruments that were required to be periodically “marked to market” on our balance sheet. We estimated the fair value of the warrants at December 31, 2004 using the Black-Scholes option pricing model. On February 16, 2005, Neoprobe and the investors confirmed in writing their intention that the penalty provisions which led to this accounting treatment were intended to apply only to the $8.1 million principal balance of the promissory notes and underlying conversion shares and not to the warrant shares. Because the value of our stock increased $0.19 per share from $0.40 per share at the closing date of the financing on December 14, 2004 to $0.59 per share at December 31, 2004, our year end, the effect of marking the warrant liability to “market” at December 31, 2004 resulted in an increase in the estimated fair value of the warrant liability of $1.2 million which was recorded as non-cash expense during the fourth quarter of 2004. Subsequently, the value of our stock increased $0.02 per share from $0.59 at December 31, 2004 to $0.61 per share at February 16, 2005, such that marking the warrant liability to “market” at February 16, 2005 resulted in an increase in the estimated fair value of the warrant liability of $142,427 which was recorded as non-cash expense during the first quarter of 2005. The estimated fair value of the warrant liability was then reclassified to additional paid-in capital during the first quarter of 2005.

Other Items Affecting Financial Condition

At December 31, 2005, we had U.S. net operating tax loss carryforwards and tax credit carryforwards of approximately $131.3 million and $4.3 million, respectively, available to offset or reduce future income tax liability, if any, through 2025. However, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, use of prior tax loss and credit carryforwards may be limited after an ownership change. As a result of ownership changes as defined by Sections 382 and 383, which have occurred at various points in our history, we believe utilization of our tax loss carryforwards and tax credit carryforwards may be significantly limited.

Item 7. Financial Statements

Our consolidated financial statements, and the related notes, together with the reports of BDO Seidman, LLP dated March 30, 2006 and KPMG LLP dated March 31, 2005, are set forth at pages F-1 through F-28 attached hereto.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, possessed, summarized and reported, within the time periods specified in the applicable rules and forms. During the last fiscal quarter covered by this Annual Report on Form 10-KSB, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

The following directors’ terms continue until the 2006 Annual Meeting:

Kirby I. Bland, M.D., age 64, has served as a director of our Company since May 2004. Dr. Bland currently serves as Professor and Chairman and Fay Fletcher Kerner Professor and Chairman, Department of Surgery of the University of Alabama at Birmingham (UAB) School of Medicine since 1999 and 2002, respectively, Deputy Director of the UAB Comprehensive Cancer Center since 2000 and Senior Scientist, Division of Human Gene Therapy, UAB School of Medicine since 2001. Prior to his appointments at UAB, Dr. Bland was J. Murry Breadsley Professor and Chairman, Professor of Medical Science, Department of Surgery and Director, Brown University Integrated Program in Surgery at Brown University School of Medicine from 1993 to 1999. Prior to his appointments at Brown University, Dr. Bland was Professor and Associate Chairman, Department of Surgery, University of Florida College of Medicine from 1983 to 1993 and Associate Director of Clinical Research at the University of Florida Cancer Center from 1991 to 1993. Dr. Bland held a number of medical staff positions at the University of Louisville, School of Medicine from 1977 to 1983 and at M. D. Anderson Hospital and Tumor Institute from 1976 to 1977. Dr. Bland is a member of the Board of Governors of the American College of Surgeons (ACS), a member of the ACS’ Advisory Committee, Oncology Group (ACOSOG), a member of the ACS’ American Joint Committee on Cancer Task Force and serves as Chairman of the ACS’ Breast Disease Site Committee, COC. Dr. Bland is a past President of the Society of Surgical Oncology. Dr. Bland received his B.S. in Chemistry/Biology from Auburn University and a M.D. degree from the University of Alabama, Medical College of Alabama.

J. Frank Whitley, Jr., age 63, has served as a director of our Company since May 1994. Mr. Whitley was Director of Mergers, Acquisitions and Licensing at The Dow Chemical Company (Dow), a multinational chemical company, from June 1993 until his retirement in June 1997. After joining Dow in 1965, Mr. Whitley served in a variety of marketing, financial, and business management functions. Mr. Whitley has a B.S. degree in Mathematics from Lamar State College of Technology.

The following directors’ terms continue until the 2007 Annual Meeting:

Reuven Avital, age 54, has served as a director of our Company since January 2002. Mr. Avital is a partner and general manager of Ma’Aragim Enterprises Ltd., an investment company in Israel, and he is a member of the board of Neoprobe as well as a number of privately-held Israeli companies, three of them in the medical device field.  Mr. Avital was a board member of Cardiosonix, Ltd. from April 2001 through December 31, 2001, when we acquired the company. Previously, Mr. Avital served in the Israeli government in a variety of middle and senior management positions.  He is also chairman or board member in several not-for-profit organizations, mainly involved in education for the under-privileged and international peace-building.  Mr. Avital has B.A. degrees in The History of the Middle East and International Relations from the Hebrew University of Jerusalem, and a M.P.A. from the Kennedy School of Government at Harvard University.

David C. Bupp, age 56, has served as President and a director of our Company since August 1992 and as Chief Executive Officer since February 1998. From August 1992 to May 1993, Mr. Bupp served as our Treasurer. In addition to the foregoing positions, from December 1991 to August 1992, he was Acting President, Executive Vice President, Chief Operating Officer and Treasurer, and from December 1989 to December 1991, he was Vice President, Finance and Chief Financial Officer. From 1982 to December 1989, Mr. Bupp was Senior Vice President, Regional Manager for AmeriTrust Company National Association, a nationally chartered bank holding company, where he was in charge of commercial banking operations throughout Central Ohio. Mr. Bupp has a B.A. degree in Economics from Ohio Wesleyan University. Mr. Bupp also completed a course of study at Stonier Graduate School of Banking at Rutgers University.

Julius R. Krevans, M.D., age 81, has served as a director of our Company since May 1994 and as Chairman of the Board of Directors of our Company since February 1999. Dr. Krevans served as Chancellor of the University of California, San Francisco from July 1982 until May 1993. Prior to his appointment as Chancellor, Dr. Krevans served as a Professor of Medicine and Dean of the School of Medicine at the University of California, San Francisco from 1971 to 1982. Dr. Krevans is a member of the Institute of Medicine, National Academy of Sciences, and led its committee for the National Research Agenda on Aging until 1991. Dr. Krevans also serves on the Board of Directors and the compensation committee of the Board of Directors of Calypte Biomedical Corporation (Calypte), a publicly held corporation. Dr. Krevans has a B.S. degree and a M.D. degree, both from New York University.

The following directors' terms continue until the 2008 Annual Meeting:

Carl J. Aschinger, Jr., age 67, has served as a director of our Company since June 2004. Mr. Aschinger is the Chairman and Chief Executive Officer of Columbus Show Case Co., a privately-held company that manufactures showcases for the retail industry. Mr. Aschinger also serves on the Board of Directors and as Chairman of the Audit Committee of Pinnacle Data Systems, a publicly-traded company that provides software and hardware solutions to original equipment manufacturers. Mr. Aschinger also serves on the Board of Directors and as Chairman of the Audit Committee of Wilson-Bohannon, a privately-held company that manufactures padlocks. Mr. Aschinger is a former director of Liqui-Box Corporation and Huntington National Bank as well as other privately-held ventures and has served on boards or advisory committees of several not-for-profit organizations.

Fred B. Miller, age 66, has served as a director of our Company since January 2002. Mr. Miller serves as Chairman of the Audit Committee. Mr. Miller is the President and Chief Operating Officer of Seicon, Limited, a privately held company that specializes in developing, applying and licensing technology to reduce seismic and mechanically induced vibration. Mr. Miller also serves on the board of one other privately-held company. Until his retirement in 1995, Mr. Miller had been with Price Waterhouse LLP since 1962. Mr. Miller is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants (AICPA), a past member of the Council of the AICPA and a member and past president of the Ohio Society of Certified Public Accountants. He also has served on the boards or advisory committees of several universities and not-for-profit organizations. Mr. Miller has a B.S. degree in Accounting from the Ohio State University.

Executive Officers

In addition to Mr. Bupp, the following individuals are executive officers of our Company and serve in the position(s) indicated below:

Name	Age	Position

Anthony K. Blair	45	Vice President, Manufacturing Operations
Carl M. Bosch	49	Vice President, Research and Development
Rodger A. Brown	55	Vice President, Regulatory Affairs and Quality Assurance
Brent L. Larson	42	Vice President, Finance; Chief Financial Officer; Treasurer and Secretary
Douglas L. Rash	62	Vice President, Marketing

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

Douglas L. Rash has served as Vice President, Marketing of our Company since January 2005. Prior to that, Mr. Rash was Neoprobe’s Director, Marketing and Product Management from March to December 2004. Before joining our Company, Mr. Rash served as Vice President and General Manager of MTRE North America, Inc. from 2000 to 2003. From 1994 to 2000, Mr. Rash served as Vice President and General Manager (Medical Division) of Cincinnati Sub-Zero, Inc. From 1993 to 1994, Mr. Rash was Executive Vice President of Everest & Jennings International, Ltd. During his nine-year career at Gaymar Industries, Inc. from 1984 to 1993, Mr. Rash held positions as Vice President and General Manager (Clinicare Division) and Vice President, Marketing and Sales (Acute Care Division). From 1976 to 1984, Mr. Rash held management positions at various divisions of British Oxygen Corp. Mr. Rash has a B.S. degree in Business Administration with a minor in Chemistry from Wisconsin State University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Act of 1934 requires our officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of our securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to us. Based on our review of these reports and written representations from reporting persons, we believe that all reporting persons complied with all filing requirements during the fiscal year ended December 31, 2005, except for David Bupp, who had one late Form 4 filing.

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

Audit Committee Financial Expert

The Board of Directors of Neoprobe has determined that Fred B. Miller, a member of the Audit Committee, qualifies as Neoprobe’s audit committee financial expert under Item 401 of Regulation S-B under the Securities Act of 1933, and that he is independent, as that term is defined in Item 7(d)(3) of Schedule 14A under the Securities Exchange Act of 1934.

Item 10. Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning the annual and long-term compensation of our Chief Executive Officer and our other four highest paid executive officers having annual compensation in excess of $100,000 during the last fiscal year (the Named Executives) for the last three fiscal years.

Long Term Compensation Awards
	Annual Compensation						Restricted Stock Awards	Securities Underlying Options
Name and Principal Position	Year	Salary	Bonus (e)	Other			($)	(#)

Anthony K. Blair Vice President, Manufacturing Operations	2005 2004 2003	$115,000 55,000 —	$1,875 — —		$2,204(a) — —		— — —	30,000 90,000 —
Carl M. Bosch Vice President, Research and Development	2005 2004 2003	$149,000 138,375 135,125	$7,500 6,000 —		$2,980(b 2,887(b 6,573(b	) ) )	— — —	40,000 170,000 70,000
Rodger A. Brown Vice President, Regulatory Affairs/ Quality Assurance	2005 2004 2003	$124,000 117,300 125,316	$1,875 2,500 —	$	— — —		— — —	20,000 160,000 70,000
David C. Bupp President and Chief Executive Officer	2005 2004 2003	$290,000 271,250 222,167	$45,000 15,000 32,500		$5,744(c 5,770(c 32,566(c	) ) )	— — —	200,000 500,000 170,000
Brent L. Larson Vice President, Finance and Chief Financial Officer	2005 2004 2003	$149,000 137,700 135,125	$7,500 6,000 —		$2,986(d 2,874(d 11,733(d	) ) )	— — —	40,000 170,000 70,000

(a)
Amount represents solely matching contribution under the Neoprobe Corporation 401(k) Plan (the Plan). Eligible employees may make voluntary contributions and we may, but are not obligated to, make matching contributions based on 40 percent of the employee’s contribution, up to five percent of the employee’s salary. Employee contributions are invested in mutual funds administered by an independent plan administrator. Company contributions, if any, are made in the form of shares of common stock. The Plan is intended to qualify under section 401 of the Internal Revenue Code, which provides that employee and company contributions and income earned on contributions are not taxable to the employee until withdrawn from the Plan, and that we may deduct our contributions when made.

(b)	Amounts represent solely matching contribution under the Plan, except for 2003, which includes $3,870 related to the vesting of restricted stock.
(c)	Amounts represent matching contribution under the Plan and social luncheon club dues, except for 2003, which includes $27,090 related to the vesting of restricted stock.
(d)	Amounts represent solely matching contribution under the Plan, except for 2003, which includes $9,030 related to the vesting of restricted stock.
(e)	Bonuses, if any, have been disclosed for the year in which they were earned (i.e., the year to which the service relates).

Option Grants in Last Fiscal Year

The following table presents certain information concerning stock options granted to the Named Executives under the 2002 Stock Incentive Plan during the 2005 fiscal year.

Individual Grants

Name	Number of Securities Underlying Options Granted (shares)		Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share		Expiration Date(c)
Anthony K. Blair	30,000(a	)	6%	$0.26(b	)	12/27/2015
Carl M. Bosch	40,000(a	)	8%	$0.26(b	)	12/27/2015
Rodger A. Brown	20,000(a	)	4%	$0.26(b	)	12/27/2015
David C. Bupp	200,000(a	)	41%	$0.26(b	)	12/27/2015
Brent L. Larson	40,000(a	)	8%	$0.26(b	)	12/27/2015

(a)	Vests as to one-third of these shares immediately and on each of the first two anniversaries of the date of grant.
(b)
The per share weighted average fair value of these stock options during 2005 was $0.22 on the date of grant using the Black-Scholes option pricing model with the following assumptions: an expected life of 10 years, an average risk-free interest rate of 4.3%, volatility of 79% and no expected dividend rate.

(c)
The options terminate on the earlier of the expiration date, nine months after death or disability, 90 days after termination of employment without cause or by resignation, or immediately upon termination of employment for cause.

Fiscal Year-End Option Numbers and Values

The following table sets forth certain information concerning the number and value of unexercised options held by the Named Executives at the end of the last fiscal year (December 31, 2005). There were no stock options exercised by the Named Executives during the fiscal year ended December 31, 2005.

Name	Number of Securities Underlying Unexercised Options at Fiscal Year-End: Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year-End: Exercisable/Unexercisable(1)
Anthony K. Blair	40,021 / 79,979	$ 0 / $0
Carl M. Bosch	286,695 / 163,305	$ 5,333 / $2,667
Rodger A. Brown	271,182 / 143,318	$ 5,333 / $2,667
David C. Bupp	886,801 / 523,199	$12,933 / $6,467
Brent L. Larson	343,895 / 163,305	$ 5,333 / $2,667

(1)
Represents the total gain which would be realized if all in-the-money options held at year end were exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and the per share fair market value at year end of $0.25. An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.

Compensation of Non-Employee Directors

We paid non-employee directors a quarterly retainer of $2,500 for participation in board or committee meetings during 2005. We also reimbursed non-employee directors for travel expenses for meetings attended during 2005. In addition, each non-employee director received 70,000 options to purchase common stock as a part of our annual stock incentive grants, and the Chairman of the Board and the Chairman of the Audit Committee each received an additional 20,000 options for their services in those capacities. Options granted to purchase common stock vest on the first anniversary of the date of grant and have an exercise price equal to not less than the closing market price of common stock at the date of grant.

Directors who are also officers or employees of Neoprobe do not receive any compensation for their services as directors.

Compensation of Mr. Bupp

Employment Agreement. David C. Bupp is employed under a thirty-six month employment agreement effective January 1, 2004. The employment agreement provides for an annual base salary of $271,250.
Effective January 1, 2005, Mr. Bupp’s annual base salary was increased to $290,000. Effective January 1, 2006, Mr. Bupp’s annual base salary was increased to $305,000. The Board of Directors will, on an annual basis, review the performance of our company and of Mr. Bupp and may pay a bonus to Mr. Bupp as it deems appropriate, in its discretion. Such review and bonus will be consistent with any bonus plan adopted by the Compensation Committee that covers the executive officers of our company generally.

If a change in control occurs with respect to our company and the employment of Mr. Bupp is concurrently or subsequently terminated:

•	by our company without cause (cause is defined as any willful breach of a material duty by Mr. Bupp in the course of his employment or willful and continued neglect of his duty as an employee);

•	the term of Mr. Bupp’s employment agreement expires; or

•	Mr. Bupp resigns because his authority, responsibilities or compensation have materially diminished, a material change occurs in his working conditions or we breach the agreement;

then, Mr. Bupp will be paid a severance payment of $650,000 (less amounts paid as Mr. Bupp’s salary and benefits that continue for the remaining term of the agreement if his employment is terminated without cause). If any such termination occurs after the substantial completion of the liquidation of our assets, the severance payment shall be increased by $81,250.

For purposes of Mr. Bupp’s employment agreement, a change in control includes:

•
the acquisition, directly or indirectly, by a person (other than our company or an employee benefit plan established by the Board of Directors) of beneficial ownership of 15 percent or more of our securities with voting power in the next meeting of holders of voting securities to elect the directors;

•	a majority of the directors elected at any meeting of the holders of our voting securities are persons who were not nominated by our then current Board of Directors or an authorized committee thereof;

•
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

•
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

Compensation Agreements With Other Named Executives

Our Executive Officers are employed under employment agreements of varying terms as outlined below. In addition, the Compensation Committee of the Board of Directors will, on an annual basis, review the performance of our company and may pay bonuses to our executives as the Compensation Committee deems appropriate, in its discretion. Such review and bonus will be consistent with any bonus plan adopted by the Compensation Committee that covers Mr. Bupp as well as the executive officers of our company generally.

Anthony K. Blair

Employment Agreement. Anthony Blair is employed under a twelve month employment agreement effective January 1, 2006. The employment agreement provides for an annual base salary of $122,000.

The Compensation Committee will, on an annual basis, review the performance of our company and of Mr. Blair and we may pay a bonus to Mr. Blair as we deem appropriate, in our discretion. Such review and bonus will be consistent with any bonus plan adopted by the Compensation Committee that covers the executive officers of our company generally.

If a change in control occurs with respect to our company and the employment of Mr. Blair is concurrently or subsequently terminated:

•	without cause (cause is defined as any willful breach of a material duty by Mr. Blair in the course of his employment or willful and continued neglect of his duty as an employee);

•	the term of Mr. Blair’s employment agreement expires; or

•	Mr. Blair resigns because his authority, responsibili-ties or compensation have materially diminished, a material change occurs in his working conditions or we breach the agreement;

then, Mr. Blair will be paid a severance payment of $122,000 and will continue his benefits for the longer of twelve months or the remaining term of his employment agreement.

For purposes of Mr. Blair’s employment agreement, a change in control includes:

•
the acquisition, directly or indirectly, by a person (other than our company or an employee benefit plan established by the Board of Directors) of beneficial ownership of 30 percent or more of our securities with voting power in the next meeting of holders of voting securities to elect the directors;

•
a majority of the directors elected at any meeting of the holders of our voting securities are persons who were not nominated by our then current Board of Direc-tors or an authorized committee thereof;

•
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

•
our stockholders approve a transfer of substantially all of the assets of our company to another person other than a transfer to a transferee, eighty percent (80%) or more of the voting power of which is owned or controlled by us or by the holders of our voting securities outstanding immediately before such transfer in the same relative proportions to each other as existed before such event.

Mr. Blair will be paid a severance amount of $61,000 if his employment is terminated at the end of his employment agreement or without cause, and his benefits will be continued for up to twelve months.

Carl M. Bosch

Employment Agreement. Carl Bosch is employed under a twenty-four month employment agreement effective January 1, 2005. The employment agreement provides for an annual base salary of $149,000. Effective January 1, 2006, Mr. Bosch’s annual base salary was increased to $160,000.

The terms of Mr. Bosch’s employment agreement are substantially identical to Mr. Blair’s employment agreement except that Mr. Bosch would be paid $298,000 if terminated due to a change of control and $149,000 if terminated at the end of his employment or without cause.

The Compensation Committee will, on an annual basis, review the performance of our company and of Mr. Bosch and we may pay a bonus to Mr. Bosch as we deem appropriate, in our discretion. Such review and bonus will be consistent with any bonus plan adopted by the Compensation Committee that covers the executive officers of our company generally.

Rodger A. Brown

Employment Agreement. Rodger Brown is employed under a twenty-four month employment agreement effective January 1, 2005. The employment agreement provides for an annual base salary of $124,000. Effective January 1, 2006, Mr. Brown’s annual base salary was increased to $129,000.

The terms of Mr. Brown’s employment agreement are substantially identical to Mr. Blair’s employment agreement except that Mr. Brown would be paid $248,000 if terminated due to a change of control and $124,000 if terminated at the end of his employment or without cause.

The Compensation Committee will, on an annual basis, review the performance of our company and of Mr. Brown and we may pay a bonus to Mr. Brown as we deem appropriate, in our discretion. Such review and bonus will be consistent with any bonus plan adopted by the Compensation Committee that covers the executive officers of our company generally.

Brent L. Larson

Employment Agreement. Brent Larson is employed under a twenty-four month employment agreement effective January 1, 2005. The employment agreement provides for an annual base salary of $149,000. Effective January 1, 2006, Mr. Larson’s annual base salary was increased to $160,000.

The terms of Mr. Larson’s employment agreement are substantially identical to Mr. Blair’s employment agreement except that Mr. Larson would be paid $298,000 if terminated due to a change of control and $149,000 if terminated at the end of his employment or without cause.

The Compensation Committee will, on an annual basis, review the performance of our company and of Mr. Larson and we may pay a bonus to Mr. Larson as we deem appropriate, in our discretion. Such review and bonus will be consistent with any bonus plan adopted by the Compensation Committee that covers the executive officers of our company generally.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2005, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	5,523,974	$0.44	976,026
Equity compensation plans not approved by security holders	—	—	—
Total	5,523,974	$0.44	976,026

Security Ownership of Principal Stockholders, Directors, Nominees and Executive Officers and Related Stockholder Matters

The following table sets forth, as of March 15, 2006, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than 5 percent of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the Named Executives (see “Executive Compensation - Summary Compensation Table”), and (iv) our directors and executive officers as a group.

Beneficial Owner	Number of Shares Beneficially Owned (*)		Percent of Class (**)
Carl J. Aschinger, Jr.	103,000	(a)	(o	)
Reuven Avital	264,256	(b)	(o	)
Anthony K. Blair	95,643	(c)	(o	)
Kirby I. Bland	110,000	(d)	(o	)
Carl M. Bosch	425,146	(e)	(o	)
Rodger A. Brown	317,848	(f)	(o	)
David C. Bupp	2,674,542	(g)	4.4%
Julius R. Krevans	362,000	(h)	(o	)
Brent L. Larson	538,174	(i)	(o	)
Fred B. Miller	196,000	(j)	(o	)
Douglas L. Rash	56,616	(k)	(o	)
J. Frank Whitley, Jr.	216,000	(l)	(o	)
All directors and officers as a group	5,359,225	(m)(p)	8.5%
(12 persons)

Great Point Partners, L.P. 2 Pickwick Plaza, Suite 450 Greenwich, CT 06830	30,000,000	(n)	33.9%

(*)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household.

(**)	Percent of class is calculated on the basis of the number of shares outstanding on December 31, 2005, plus the number of shares the person has the right to acquire within 60 days of December 31, 2005.
(a)
This amount includes 80,000 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 30,000 shares issuable upon exercise of options which are not exercisable within 60 days.

(b)
This amount consists of 139,256 shares of our common stock owned by Mittai Investments Ltd. (Mittai), an investment fund under the management and control of Mr. Avital, and 125,000 shares issuable upon exercise of options which are exercisable within 60 days but does not include 30,000 shares issuable upon exercise of options which are not exercisable within 60 days. The shares held by Mittai were obtained through a distribution of 2,785,123 shares previously held by Ma’Aragim Enterprise Ltd. (Ma’Aragim), another investment fund under the management and control of Mr. Avital. On February 28, 2005, Ma’Aragim distributed its shares to the partners in the fund. Mr. Avital is not an affiliate of the other fund to which the remaining 2,645,867 shares were distributed. Of the 2,785,123 shares previously held by Ma’Aragim, 2,286,712 were acquired in exchange for surrendering its shares in Cardiosonix Ltd. on December 31, 2001, in connection with our acquisition of Cardiosonix, and 498,411 were acquired by Ma’Aragim based on the satisfaction of certain developmental milestones on December 30, 2002, associated with our acquisition of Cardiosonix.

(c)
This amount includes 40,021 shares issuable upon exercise of options which are exercisable within 60 days and 5,622 shares in Mr. Blair’s account in the 401(k) Plan, but does not include 79,979 shares issuable upon exercise of options which are not exercisable within 60 days.

(d)
This amount includes 110,000 shares issuable upon exercise of options which are exercisable within 60 days but does not include 30,000 shares issuable upon exercise of options which are not exercisable within 60 days.

(e)
This amount includes 333,361 shares issuable upon exercise of options which are exercisable within 60 days and 51,785 shares in Mr. Bosch’s account in the 401(k) Plan, but does not include 116,639 shares issuable upon exercise of options which are not exercisable within 60 days.

(f)
This amount includes 317,848 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 96,652 shares issuable upon exercise of options which are not exercisable within 60 days.

(g)
This amount includes 993,467 shares issuable upon exercise of options which are exercisable within 60 days, 875,000 warrants which are exercisable within 60 days, a promissory note convertible into 250,000 shares of our common stock, 57,875 shares that are held by Mr. Bupp’s wife for which he disclaims beneficial ownership and 75,500 shares in Mr. Bupp’s account in the 401(k) Plan, but it does not include 416,533 shares issuable upon exercise of options which are not exercisable within 60 days.

(h)
This amount includes 360,000 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 30,000 shares issuable upon the exercise of options which are not exercisable within 60 days.

(i)
This amount includes 390,561 shares issuable upon exercise of options which are exercisable within 60 days and 52,113 shares in Mr. Larson’s account in the 401(k) Plan, but it does not include 116,639 shares issuable upon exercise of options which are not exercisable within 60 days.

(j)
This amount includes 185,000 shares issuable upon exercise of options which are exercisable within 60 days and 11,000 shares held by Mr. Miller’s wife for which he disclaims beneficial ownership, but does not include 30,000 shares issuable upon the exercise of options which are not exercisable within 60 days.

(k)
This amount includes 53,348 shares issuable upon exercise of options which are exercisable within 60 days and 3,268 shares in Mr. Rash’s account in the 401(k) Plan, but does not include 56,652 shares issuable upon exercise of options which are not exercisable within 60 days.

(l)
This amount includes 215,000 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 30,000 shares issuable upon exercise of options which are not exercisable within 60 days.

(m)
This amount includes 3,203,606 shares issuable upon exercise of options which are exercisable within 60 days and 188,288 shares held in the 401(k) Plan on behalf of certain officers, but it does not include 1,063,094 shares issuable upon the exercise of options which are not exercisable within 60 days. The Company itself is the trustee of the Neoprobe 401(k) Plan and may, as such, share investment power over common stock held in such plan. The trustee disclaims any beneficial ownership of shares held by the 401(k) Plan. The 401(k) Plan holds an aggregate total of 345,868 shares of common stock.

(n)
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

(o)	Less than one percent.
(p)	The address of all directors and executive offices is c/o Neoprobe Corporation, 425 Metro Place North, Suite 300, Dublin, Ohio 43017-1367.

Item 12. Certain Relationships and Related Transactions

See Liquidity and Capital Resources in Part II, Item 6 of this Form 10-KSB for information about our related party transactions.

Item 13. Exhibits

Exhibit
Number	Exhibit Description

3.1
Amended and Restated Certificate of Incorporation of Neoprobe Corporation as corrected February 18, 1994 and amended June 27, 1994, June 3, 1996, March 17, 1999, May 9, 2000, June 13, 2003, July 27, 2004 and June 22, 2005 (incorporated by reference to Exhibit 3.1 to the Company’s June 30, 2005 Form 10-QSB).

3.2
Amended and Restated By-Laws dated July 21, 1993, as amended July 18, 1995 and May 30, 1996 (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated June 20, 1996, and incorporated herein by reference).

10.1	Amended and Restated Stock Option and Restricted Stock Purchase Plan dated March 3, 1994 (incorporated by reference to Exhibit 10.2.26 to the Company’s December 31, 1993 Form 10-K).

10.2	1996 Stock Incentive Plan dated January 18, 1996 as amended March 13, 1997 (incorporated by reference to Exhibit 10.2.37 to the Company’s December 31, 1997 Form 10-K).

10.3
Neoprobe Corporation Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement (File No. 000-26520), filed with the Securities and Exchange Commission on April 29, 2005).

10.4	Employment Agreement between the Company and David C. Bupp, dated January 1, 2004 (incorporated by reference to Exhibit 10.12 to the Company’s December 31, 2003 Form 10-KSB).

10.5
Employment Agreement between the Company and Brent L. Larson, dated January 1, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 5, 2005. This is one of five substantially identical employment agreements. A schedule identifying the other agreements and setting forth the material details in which such agreements differ from the one that is incorporated by reference herein is filed as Exhibit 10.6 to this Annual Report on Form 10-KSB).

10.6
Schedule identifying material differences between the employment agreement incorporated by reference as Exhibit 10.5 to this Annual Report on Form 10-KSB and other substantially identical employment agreements.*

10.7
Technology Transfer Agreement dated July 29, 1992 between the Company and The Dow Chemical Corporation (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission) (incorporated by reference to Exhibit 10.10 to the Company’s Form S-1 filed October 15, 1992).

10.8	Cooperative Research and Development Agreement between the Company and the National Cancer Institute (incorporated by reference to Exhibit 10.3.31 to the Company’s September 30, 1995 Form 10-QSB).

10.9	License dated May 1, 1996 between the Company and The Dow Chemical Company (incorporated by reference to Exhibit 10.3.45 to the Company’s June 30, 1996 Form 10-QSB).

10.10
License Agreement dated May 1, 1996 between the Company and The Dow Chemical Company (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission) (incorporated by reference to Exhibit 10.3.46 to the Company’s June 30, 1996 Form 10-QSB).

Exhibit
Number	Exhibit Description

10.11
License Agreement dated January 30, 2002 between the Company and the Regents of the University of California, San Diego, as amended on May 27, 2003 and February 1, 2006 (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission).*

10.12
Evaluation License Agreement dated March 31, 2005 between the Company and the Regents of the University of California, San Diego (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission).*

10.13
Distribution Agreement between the Company and Ethicon Endo-Surgery, Inc. dated October 1, 1999 (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission), (incorporated by reference to Exhibit 10.4.39 to the Company’s September 30, 1999 Form 10-Q).

10.14
Product Supply Agreement between the Company and TriVirix International, Inc., dated February 5, 2004 (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission) (incorporated by reference to Exhibit 10.17 to the Company’s December 31, 2004 Form 10-KSB).

10.15
Warrant to Purchase Common Stock of Neoprobe Corporation dated March 8, 2004 between the Company and David C. Bupp (incorporated by reference to Exhibit 10.28 to the Company’s December 31, 2003 Form 10-KSB).

10.16
Warrant to Purchase Common Stock of Neoprobe Corporation dated April 2, 2003 between the Company and Donald E. Garlikov (incorporated by reference to Exhibit 99(g) to the Company’s Current Report on Form 8-K filed April 2, 2003).

10.17
Warrant to Purchase Common Stock of Neoprobe Corporation dated April 2, 2003 between the Company and David C. Bupp (incorporated by reference to Exhibit 99(h) to the Company’s Current Report on Form 8-K filed April 2, 2003).

10.18
Registration Rights Agreement dated April 2, 2003 between the Company, David C. Bupp and Donald E. Garlikov (incorporated by reference to Exhibit 99(i) to the Company’s Current Report on Form 8-K filed April 2, 2003).

10.19
Stock Purchase Agreement dated October 22, 2003 between the Company and Bridges & Pipes, LLC (incorporated by reference to Exhibit 10.32 to the Company’s registration statement on Form SB-2 filed December 2, 2003).

10.20
Registration Rights Agreement dated October 22, 2003 between the Company and Bridges & Pipes, LLC (incorporated by reference to Exhibit 10.33 to the Company’s registration statement on Form SB-2 filed December 2, 2003).

10.21
Series R Warrant Agreement dated October 22, 2003 between the Company and Bridges & Pipes, LLC (incorporated by reference to Exhibit 10.34 to the Company’s registration statement on Form SB-2 filed December 2, 2003).

10.22
Series S Warrant Agreement dated November 21, 2003 between the Company and Alberdale Capital, LLC (incorporated by reference to Exhibit 10.35 to the Company’s registration statement on Form SB-2 filed December 2, 2003).

10.23
Securities Purchase Agreement, dated as of December 13, 2004, among Neoprobe Corporation, Biomedical Value Fund, L.P., Biomedical Offshore Value Fund, Ltd. and David C. Bupp (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 16, 2004).

Exhibit
Number	Exhibit Description

10.24
Form of Neoprobe Corporation 8% Series A Convertible Promissory Note (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 16, 2004. This is the form of three substantially identical agreements. A schedule identifying the other agreements and setting forth the material details in which such agreements differ from the one that is incorporated by reference herein was filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 16, 2004).

10.25
Form of Series T Neoprobe Corporation Common Stock Purchase Warrant (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 16, 2004. This is the form of three substantially identical agreements. A schedule identifying the other agreements and setting forth the material details in which such agreements differ from the one that is incorporated by reference herein was filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 16, 2004).

10.26
Security Agreement, dated as of December 13, 2004, made by Neoprobe Corporation in favor of Biomedical Value Fund, L.P., Biomedical Offshore Value Fund, Ltd. and David C. Bupp (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 16, 2004).

10.27
Form of Series U Warrant Agreement dated December 13, 2004 between the Company and the placement agents for the Series A Convertible Promissory Notes and Series T Warrants. (Incorporated by reference to Exhibit 10.35 to the Company’s December 31, 2004 Form 10-KSB. This is the form of six substantially identical agreements. A schedule identifying the other agreements and setting forth the material details in which such agreements differ from the one that is incorporated by reference herein was filed as Exhibit 10.36 to the Company’s December 31, 2004 Form 10-KSB.)

21.1	Subsidiaries of the registrant.*

23.1	Consent of BDO Seidman, LLP.*

23.2	Consent of KPMG LLP.*

24.1	Powers of Attorney.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

*	Filed herewith.

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed and expected to be billed for professional services rendered by BDO Seidman, LLP for the audits of the company’s annual consolidated financial statements for the 2005 fiscal year and the review of the financial statements included in the company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 were $103,360 (including direct engagement expenses). The aggregate fees billed for professional services rendered by KPMG LLP for the review of the financial statements included in the company’s Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2005 and June 30, 2005 were $32,000 (including direct engagement expenses). The aggregate fees billed for professional services rendered by KPMG LLP for the audits of the company’s annual consolidated financial statements for the 2004 fiscal year and the reviews of the financial statements included in the company’s Quarterly Reports on Form 10-QSB for the 2004 fiscal year were $149,500 (including direct engagement expenses).

Audit-Related Fees. The aggregate fees billed by BDO Seidman, LLP and KPMG LLP for audit-related services rendered for the company for the 2005 fiscal year were $0 and $10,400, respectively. The aggregate fees billed by KPMG LLP for audit-related services rendered for the company for the 2004 fiscal year were $22,840. Audit-related fees generally include fees in support of the company’s filing of registration statements with the SEC and similar matters.

Tax Fees. The aggregate fees billed by BDO Seidman, LLP and KPMG LLP for tax-related services rendered for the company for the 2005 fiscal year were $0 and $8,750, respectively. The aggregate fees billed by KPMG LLP for tax-related services rendered for the company for the 2004 fiscal year were $6,500. The tax-related services were all in the nature of tax compliance and tax planning.

All Other Fees. The aggregate fees billed for services rendered to the company by BDO Seidman, LLP and KPMG LLP, other than the audit services, audit-related services, and tax services, were $0 for the 2005 fiscal year and $0 for the 2004 fiscal year.

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

NEOPROBE CORPORATION (the Company)

Dated: March 31, 2006	By:	/s/ DAVID C. BUPP

Name: David C. Bupp Title: President and Chief Executive Officer

Signature	Title	Date

/s/David C. Bupp	Director, President and Chief Executive Officer	February 28, 2006
David C. Bupp	(principal executive officer)

/s/ Brent L. Larson*	Vice President, Finance and Chief Financial Officer	February 28, 2006
Brent L. Larson	(principal financial officer)

/s/ Carl J. Aschinger, Jr.*	Director	February 28, 2006
Carl J. Aschinger, Jr.

/s/ Reuven Avital*	Director	February 28, 2006
Reuven Avital

/s/ Kirby I. Bland*	Director	February 28, 2006
Kirby I. Bland

/s/ Julius R. Krevans*	Chairman, Director	February 28, 2006
Julius R. Krevans

/s/ Fred B. Miller*	Director	February 28, 2006
Fred B. Miller

/s/ J. Frank Whitley, Jr.*	Director	February 28, 2006
J. Frank Whitley, Jr.

*By:	/s/ David C. Bupp
David C. Bupp, Attorney-in-fact

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

NEOPROBE CORPORATION

FORM 10-KSB ANNUAL REPORT

FOR THE FISCAL YEARS ENDED:

DECEMBER 31, 2005 AND 2004

FINANCIAL STATEMENTS

NEOPROBE CORPORATION and SUBSIDIARY

Report of Independent Registered Public Accounting Firm

Board of Directors
Neoprobe Corporation
Dublin, Ohio

We have audited the accompanying consolidated balance sheet of Neoprobe Corporation as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neoprobe Corporation at December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Chicago, Illinois
March 30, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Neoprobe Corporation:

We have audited the accompanying consolidated balance sheet of Neoprobe Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neoprobe Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Columbus, Ohio
March 31, 2005

Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets

December 31, 2005 and 2004

ASSETS	2005	2004
Current assets:
Cash and cash equivalents	$4,940,946	$9,842,658
Available-for-sale securities	1,529,259	—
Accounts receivable, net	673,008	411,856
Inventory	803,703	855,022
Prepaid expenses and other	501,557	327,408
Total current assets	8,448,473	11,436,944

Property and equipment	2,051,793	2,341,785
Less accumulated depreciation and amortization	1,768,558	2,003,942
	283,235	337,843

Patents and trademarks	3,162,547	3,155,334
Non-compete agreements	—	584,516
Acquired technology	237,271	237,271
	3,399,818	3,977,121
Less accumulated amortization	1,300,908	1,458,012
	2,098,910	2,519,109

Other assets	739,823	1,071,999
Total assets	$11,570,441	$15,365,895

Continued

Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets, continued

LIABILITIES AND STOCKHOLDERS’ EQUITY	2005	2004
Current liabilities:
Accounts payable	$207,824	$198,912
Accrued liabilities and other	821,781	378,247
Capital lease obligations, current	19,530	13,863
Deferred revenue, current	252,494	176,192
Notes payable to finance companies	200,054	242,722
Total current liabilities	1,501,683	1,009,936

Capital lease obligations	31,855	30,297
Deferred revenue	41,132	57,591
Notes payable to CEO, net of discounts of $26,249 and $32,204, respectively	73,751	67,796
Notes payable to investor, net of discounts of $2,099,898 and $2,576,302, respectively	5,900,102	5,423,698
Liability related to warrants to purchase common stock	—	2,560,307
Other liabilities	5,122	52,440
Total liabilities	7,553,645	9,202,065

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares
authorized at December 31, 2005 and 2004; none issued and outstanding (500,000 shares designated as Series A, $.001 par value, at December 31, 2004; none outstanding)	—	—
Common stock; $.001 par value; 150,000,000 shares authorized,
58,622,059 shares issued and outstanding at December 31, 2005;
100,000,000 shares authorized, 58,378,143 shares issued and
outstanding at December 31, 2004	58,622	58,378
Additional paid-in capital	134,903,259	132,123,605
Accumulated deficit	(130,947,103)	(126,018,153)
Accumulated other comprehensive income	2,018	—
Total stockholders’ equity	4,016,796	6,163,830
Total liabilities and stockholders’ equity	$11,570,441	$15,365,895

See accompanying notes to consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2005	2004
Revenues:
Net sales	$5,919,473	$5,352,640
License and other revenue	—	600,000
Total revenues	5,919,473	5,952,640

Cost of goods sold	2,376,211	2,344,925

Gross profit	3,543,262	3,607,715

Operating expenses:
Research and development	4,031,790	2,453,755
Selling, general and administrative	3,155,674	3,153,059
Total operating expenses	7,187,464	5,606,814

Loss from operations	(3,644,202)	(1,999,099)

Other income (expense):
Interest income	226,663	28,869
Interest expense	(1,350,592)	(334,196)
Increase in warrant liability	(142,427)	(1,245,307)
Other	(18,392)	8,711
Total other expenses	(1,284,748)	(1,541,923)
Net loss	$(4,928,950)	$(3,541,022)

Net loss per common share:
Basic	$(0.08)	$(0.06)
Diluted	$(0.08)	$(0.06)

Weighted average shares outstanding:
Basic	58,433,895	56,763,710
Diluted	58,433,895	56,763,710

See accompanying notes to consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance, December 31, 2003	51,520,723	$51,521	$127,684,555	$(122,477,131)	$—	$5,258,945

Issued stock upon conversion of note payable to investor	1,098,851	1,099	250,748	—	—	251,847
Issued warrants in exchange for extension of note payable to CEO	—	—	171,801	—	—	171,801
Issued stock upon exercise of warrants	3,251,354	3,251	874,488	—	—	877,739
Issued stock in connection with stock purchase agreement	2,416,129	2,416	1,468,918	—	—	1,471,334
Issued stock options to consultants	—	—	172,736	—	—	172,736
Effect of beneficial conversion feature of convertible promissory notes	—	—	1,315,000	—	—	1,315,000
Issued warrants as fees to investment banking firms	—	—	208,014	—	—	208,014
Issued stock to 401(k) plan at $0.16	91,086	91	14,402	—	—	14,493
Paid offering costs related to issuance of stock and warrants	—	—	(37,057)	—	—	(37,057)
Net loss	—	—	—	(3,541,022)	—	(3,541,022)
Balance, December 31, 2004	58,378,143	58,378	132,123,605	(126,018,153)	—	6,163,830

Issued stock upon exercise of warrants	206,865	207	57,715	—	—	57,922
Issued stock to 401(k) plan at $0.39	37,051	37	19,205	—	—	19,242
Reclassified liability related to warrants to purchase common stock	—	—	2,702,734	—	—	2,702,734
Comprehensive income (loss):
Net loss	—	—	—	(4,928,950)	—	(4,928,950)
Unrealized gain on available-for-sale securities	—	—	—	—	2,018	2,018
Total comprehensive loss						(4,926,932)
Balance, December 31, 2005	58,622,059	$58,622	$134,903,259	$(130,947,103)	$2,018	$4,016,796

See accompanying notes to consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(4,928,950)	$(3,541,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	163,121	154,703
Amortization of intangible assets	440,629	434,728
Provision for bad debts	320	79,718
Net loss on disposal and abandonment of assets	6,650	11,467
Amortization of debt discount and offering costs	687,370	266,580
Increase in warrant liability	142,427	1,245,307
Stock options granted for research and development	—	172,736
Other	(8,199)	15,551
Change in operating assets and liabilities:
Accounts receivable	(261,472)	616,226
Inventory	34,163	131,532
Prepaid expenses and other assets	257,005	169,001
Accounts payable	8,912	(26,120)
Accrued liabilities and other liabilities	396,201	166,026
Deferred revenue	59,843	(721,804)
Net cash used in operating activities	(3,001,980)	(825,371)

Cash flows from investing activities:
Purchases of available-for-sale securities	(5,480,787)	—
Maturities of available-for-sale securities	3,950,000	—
Purchases of property and equipment	(86,004)	(87,923)
Proceeds from sales of property and equipment	11,092	2,960
Patent and trademark costs	(20,625)	(25,779)
Net cash used in investing activities	(1,626,324)	(110,742)

Cash flows from financing activities:
Proceeds from issuance of common stock	57,922	2,349,073
Payment of offering costs	—	(37,057)
Proceeds from notes payable	—	8,100,000
Payment of debt issuance costs	(29,635)	(729,978)
Payment of notes payable	(286,035)	(476,125)
Payments under capital leases	(15,680)	(15,902)
Other	20	—
Net cash (used in) provided by financing activities	(273,408)	9,190,011
Net (decrease) increase in cash and cash equivalents	(4,901,712)	8,253,898
Cash and cash equivalents, beginning of year	9,842,658	1,588,760
Cash and cash equivalents, end of year	$4,940,946	$9,842,658

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies:

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

Our gamma detection device products are marketed throughout most of the world through a distribution arrangement with Ethicon Endo-Surgery, Inc. (EES), a Johnson & Johnson company. For the years ended December 31, 2005 and 2004, 92% and 91% of net sales, respectively, were made to EES. The loss of this customer would have a significant adverse effect on our operating results.

Our blood flow measurement device product line is in the early stages of commercialization. Our activity with this product line was initiated with our acquisition of Cardiosonix Ltd. (Cardiosonix, formerly Biosonix Ltd.), located in Ra’anana, Israel, on December 31, 2001.

We also have developmental and/or intellectual property rights related to two drugs that might be used in connection with gamma detection devices in cancer surgeries. The first, LymphoseekTM, is intended to be used in tracing the spread of certain solid tumor cancers. The second, RIGScan® CR, is intended to be used to help surgeons locate cancerous tissue during colorectal cancer surgeries. Both of these drug products are still in development and must be cleared for marketing by the appropriate regulatory bodies before they can be sold in any markets.

In addition, in January 2005 we formed a new corporation, Cira Biosciences, Inc. (Cira Bio), to explore the development of patient-specific cellular therapies that have shown positive patient responses in a variety of clinical settings. Cira Bio is combining our activated cellular therapy (ACT) technology for patient-specific oncology treatment with similar technology licensed from Cira LLC, a privately held company, for treating viral and autoimmune diseases. Neoprobe owns approximately 90% of the outstanding shares of Cira Bio with the remaining shares being held by the principals of Cira LLC.

b.
Principles of Consolidation: Our consolidated financial statements include the accounts of Neoprobe, our wholly-owned subsidiary, Cardiosonix, and our majority-owned subsidiary, Cira Bio. All significant inter-company accounts were eliminated in consolidation.

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

Notes to the Consolidated Financial Statements

(3)
Notes payable to finance companies: The fair value of our debt is estimated by discounting the future cash flows at rates currently offered to us for similar debt instruments of comparable maturities by banks or finance companies. At December 31, 2005 and 2004, the carrying values of these instruments approximate fair value.

(4)
Notes payable to CEO: The carrying value of our debt is presented as the face amount of the notes less the unamortized discounts related to the value of the beneficial conversion features and the initial estimated fair value of the warrants to purchase common stock issued in connection with the notes. At December 31, 2005, the carrying value of the note payable to our CEO approximates fair value. At December 31, 2004, the fair value of the note payable to our CEO was approximately $75,000, as determined by a third-party valuation expert.

(5)
Notes payable to outside investors: The carrying value of our debt is presented as the face amount of the notes less the unamortized discounts related to the value of the beneficial conversion features and the initial estimated fair value of the warrants to purchase common stock issued in connection with the notes. At December 31, 2005, the carrying value of the note payable to outside investors approximates fair value. At December 31, 2004, the fair value of the note payable to outside investors was approximately $6.0 million, as determined by a third-party valuation expert.

d.
Cash and Cash Equivalents: There were no cash equivalents at December 31, 2005 or 2004. As of December 21, 2005 and 2004, $8,000 and $19,000, respectively, was restricted to secure bank guarantees related to sub-lease agreements for Cardiosonix’ office space.

e.
Inventory: All components of inventory are valued at the lower of cost (first-in, first-out) or market. We adjust inventory to market value when the net realizable value is lower than the carrying cost of the inventory. Market value is determined based on recent sales activity and margins achieved.

The components of net inventory at December 31, 2005 and 2004 are as follows:

	2005	2004

Materials and component parts	$461,218	$486,323
Finished goods	342,485	368,699
	$803,703	$855,022

During 2005 and 2004, we wrote off $58,000 and $107,000, respectively, of excess and obsolete materials, primarily due to reduced demand for our laparoscopic probes and design changes to our Quantix® product line.

f.
Property and Equipment: Property and equipment are stated at cost. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets ranging from 2 to 7 years, and includes amortization related to equipment under capital leases. Maintenance and repairs are charged to expense as incurred, while renewals and improvements are capitalized. Property and equipment includes $78,000 and $56,000 of equipment under capital leases with accumulated amortization of $33,000 and $14,000 at December 31, 2005 and 2004, respectively. During 2005 and 2004, we recorded losses of $7,000 and $4,000, respectively, on the disposal of property and equipment.

Notes to the Consolidated Financial Statements

The major classes of property and equipment are as follows:

	Useful Life	2005	2004

Production machinery and equipment	5 years	$999,106	$1,060,610
Other machinery and equipment, primarily computers and research equipment	2 - 5 years	543,313	663,772
Furniture and fixtures	7 years	334,275	360,663
Leasehold improvements	Life of Lease[1]	74,682	134,856
Software	3 years	100,417	121,884
		$2,051,793	$2,341,785

[1]	We amortize leasehold improvements over the life of the lease, which in all cases we believe is shorter than the estimated useful life of the asset.

g.
Intangible Assets: Intangible assets consist primarily of patents and other acquired intangible assets. Intangible assets are stated at cost, less accumulated amortization. Patent costs are amortized using the straight-line method over the estimated useful lives of the patents of 5 to 15 years. Patent application costs are deferred pending the outcome of patent applications. Costs associated with unsuccessful patent applications and abandoned intellectual property are expensed when determined to have no recoverable value. Acquired technology costs are amortized using the straight-line method over the estimated useful life of seven years. Non-compete agreements were amortized using the straight-line method over their estimated useful lives of four years. Non-compete agreements expired as of December 31, 2005. We evaluate the potential alternative uses of all intangible assets, as well as the recoverability of the carrying values of intangible assets on a recurring basis.

The major classes of intangible assets are as follows:

		December 31, 2005		December 31, 2004
	Wtd Avg Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents and trademarks	10 yrs	$3,162,547	$1,164,763	$3,155,334	$915,571
Non-compete agreements	—	—	—	584,516	440,005
Acquired technology	3 yrs	237,271	136,145	237,271	102,436
Total		$3,399,818	$1,300,908	$3,977,121	$1,458,012

During 2005 and 2004, we recorded general and administrative expenses of $440,000 and $442,000, respectively, of intangible asset amortization expense. Of those amounts, $11,000 and $7,000, respectively, was related to the abandonment of gamma detection patents and patent applications that were deemed no longer recoverable or part of our ongoing business.

The estimated future amortization expenses for the next five fiscal years are as follows:

Estimated Amortization Expense

For the year ended 12/31/2006	$262,992
For the year ended 12/31/2007	226,830
For the year ended 12/31/2008	201,976
For the year ended 12/31/2009	168,267
For the year ended 12/31/2010	168,267

Notes to the Consolidated Financial Statements

h.	Other Assets:

Other assets consist primarily of deferred debt issuance costs. We defer costs associated with the issuance of notes payable and amortize those costs over the period of the notes using the effective interest method. In 2005 and 2004, we incurred $10,000 and $938,000, respectively, of debt issuance costs related to notes payable. Of the debt issuance costs incurred in 2004, $208,000 was non-cash in nature. See Note 6.

i.	Revenue Recognition:

(1)
Product Sales: We derive revenues primarily from sales of our medical devices. Our standard shipping terms are FOB shipping point, and title and risk of loss passes to the customer upon delivery to a common carrier. We generally recognize sales revenue when the products are shipped and the earnings process has been completed. However, in cases where product is shipped but the earnings process is not yet completed, revenue is deferred until it has been determined that the earnings process has been completed. Our customers have no right to return products purchased in the ordinary course of business.

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

We recognize revenue related to the sales of products to be used for demonstration units when products are shipped and the earnings process has been completed. Our distribution agreements do not permit return of purchased demonstration units in the ordinary course of business nor do we have any performance obligations other than normal product warranty obligations. To the extent that the earnings process has not been completed, revenue is deferred. To the extent we enter into multiple-element arrangements, we allocate revenue based on the relative fair value of the elements.

(2)
Extended Warranty Revenue: We derive revenues from the sale of extended warranties covering our medical devices over periods of one to four years. We recognize revenue from extended warranty sales on a pro-rata basis over the period covered by the extended warranty. Expenses related to the extended warranty are recorded when incurred.

(3)
Service Revenue: We derive revenues from the repair and service of our medical devices that are in use beyond the term of the original warranty and that are not covered by an extended warranty. We recognize revenue from repair and service activities once the activities are complete and the repaired or serviced device has been shipped back to the customer.

(4)
License Revenue: We recognized license revenue in connection with our distribution agreement with EES on a straight-line basis over the five-year initial term of the agreement based on our obligations to provide ongoing support for the intellectual property being licensed such as patent maintenance and regulatory filings. As the license related to intellectual property held or licensed to us, we incurred no significant cost associated with the recognition of this revenue. The license revenue was fully recognized as of September 30, 2004.

j.	Research and Development Costs: All costs related to research and development are expensed as incurred.

k.
Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to the uncertainty surrounding the realization of these favorable tax attributes in future tax returns, all of the net deferred tax assets have been fully offset by a valuation allowance at December 31, 2005.

Notes to the Consolidated Financial Statements

l.
Stock Option Plans: At December 31, 2005, we have three stock-based employee compensation plans. (See Note 8(a).) We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for our stock options. As such, compensation expense is recorded on the date of grant and amortized over the period of service only if the current market price of the underlying stock exceeds the exercise price. No stock-based employee compensation cost related to options is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions for 2005 and 2004, respectively: average risk-free interest rates of 4.3% and 3.0%; volatility of 79% for 2005 and 127% for 2004; and no dividend rate for any year. The weighted average fair value of options granted in 2005 and 2004 was $0.28 and $0.39, respectively.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if compensation cost for our stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation:

	Years Ended December 31,
	2005	2004

Net loss, as reported	$(4,928,950)	$(3,541,022)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(511,712)	(304,266)
Pro forma net loss	$(5,440,662)	$(3,845,288)

Loss per common share:
As reported (basic and diluted)	$(0.08)	$(0.06)
Pro forma (basic and diluted)	$(0.09)	$(0.07)

m.
Equity Issued to Non-Employees: We account for equity instruments granted to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur. During 2004, we issued 250,000 options to non-employee consultants and recognized $173,000 of research and development expense related to options granted to consultants.

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

Notes to the Consolidated Financial Statements

o.	Comprehensive Income (Loss): Due to our net operating loss position, there are no income tax effects on comprehensive income (loss) components for the year ended December 31, 2005.

Year Ended December 31, 2005

Net loss	$(4,928,950)
Unrealized gains on available-for-sale securities	2,018
Other comprehensive loss	$(4,926,932)

We had no accumulated other comprehensive income (loss) activity during the year ended December 31, 2004.

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

q.
Recent Accounting Developments: In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43 Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “ . . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal to require treatment as a current period charge….” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs during fiscal years beginning after June 15, 2005. Neoprobe does not believe that the adoption of this statement will have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123R). SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We must adopt SFAS No. 123R for interim or annual reporting periods beginning after December 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We adopted SFAS No. 123R effective January 1, 2006.

As permitted by SFAS No. 123, during 2005 Neoprobe accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share in Note 1(l) to our consolidated financial statements. The adoption of SFAS No. 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall cash position. Based on options outstanding at December 31, 2005, we estimate that the adoption of SFAS No. 123R will result in additional compensation expense of approximately $260,000 in 2006 and $115,000 in 2007. However, these amounts may change significantly depending on levels of share-based payments granted in the future and the assumptions for the variables which impact the computation. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

Notes to the Consolidated Financial Statements

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (SFAS No. 153). SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005 and is required to be adopted by Neoprobe beginning January 1, 2006. Neoprobe is currently evaluating the effect that the adoption of SFAS No. 153 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154). SFAS No. 154 supersedes APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. ABP Opinion No. 20 previously required that such a change be reported as a change in accounting principle. SFAS No. 154 carries forward many provisions of APB Opinion No. 20 without change, including the provisions related to the reporting of a change in accounting estimate, a change in the reporting entity, and the correction of an error. SFAS No. 154 also carries forward the provisions of SFAS No. 3 that govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005 and is required to be adopted by Neoprobe beginning January 1, 2006. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated results of operations and financial condition.

In September 2005, the Emerging Issues Task Force (EITF) ratified EITF No. 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature (EITF No. 05-8). EITF No. 05-8 determined that (a) the issuance of convertible debt with a beneficial conversion feature results in a difference between book basis and tax basis of the debt instrument, (b) such difference between book basis and tax basis of the debt instrument is temporary in nature, and (c) the recognition of deferred taxes for the temporary difference of convertible debt with a beneficial conversion feature should be recorded as an adjustment to additional paid-in capital. EITF No. 05-8 is required to be applied retrospectively, and is effective beginning in the first interim or annual reporting period beginning after December 15, 2005. Neoprobe is required to adopt EITF No. 05-8 beginning January 1, 2006. We do not expect the adoption of EITF No. 05-8 to have a material impact on our consolidated results of operations or financial condition, however we do expect the adoption of EITF No. 05-8 to result in a material change in our income tax disclosures.

Notes to the Consolidated Financial Statements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140 (SFAS No. 155). SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006 and is required to be adopted by Neoprobe beginning January 1, 2007. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated results of operations and financial condition.

2.	Earnings Per Share:

Basic earnings (loss) per share are calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the periods, adjusted for the effects of convertible securities, options and warrants, if dilutive.

	Year Ended December 31, 2005		Year Ended December 31, 2004
	Basic Earnings Per Share	Diluted Earnings Per Share	Basic Earnings Per Share	Diluted Earnings Per Share
Outstanding shares	58,622,059	58,622,059	58,378,143	58,378,143
Effect of weighting changes in outstanding shares	(58,164)	(58,164)	(1,484,433)	(1,484,433)
Contingently issuable shares	(130,000)	(130,000)	(130,000)	(130,000)
Adjusted shares	58,433,895	58,433,895	56,763,710	56,763,710

There is no difference in basic and diluted loss per share related to 2005 or 2004. The net loss per common share for 2005 and 2004 excludes 40,648,684 and 37,982,562, respectively, of common shares issuable upon exercise of outstanding stock options and warrants into our common stock or upon the conversion of convertible debt since such inclusion would be anti-dilutive.

3.	Accounts Receivable and Concentrations of Credit Risk:

Accounts receivable at December 31, 2005 and 2004, net of allowance for doubtful accounts of $1,000 and $2,000, respectively, consist of the following:

	2005	2004

Trade	$663,898	$403,674
Other	9,110	8,182
	$673,008	$411,856

At December 31, 2005 and 2004, approximately 91% and 88%, respectively, of net accounts receivable are due from EES. We do not believe we are exposed to significant credit risk related to EES based on the overall financial strength and credit worthiness of the customer and its parent company. We believe that we have adequately addressed other credit risks in estimating the allowance for doubtful accounts.

Notes to the Consolidated Financial Statements

We estimate an allowance for doubtful accounts based on a review and assessment of specific accounts receivable and write off accounts when deemed uncollectible. The activity in the allowance for doubtful accounts for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004

Allowance for doubtful accounts at beginning of year	$1,694	$46,000
Provision for bad debts	320	8,718
Write-offs charged against the allowance	(1,435)	(53,024)
Recoveries of amounts previously written off	287	—
Allowance for doubtful accounts at end of year	$866	$1,694

4.	Accrued Liabilities:

Accrued liabilities at December 31, 2005 and 2004 consist of the following:

	2005	2004

Contracted services and other	$540,932	$241,608
Compensation	204,421	56,547
Warranty reserve	41,185	66,000
Inventory purchases	35,243	14,092
	$821,781	$378,247

5.	Product Warranty:

We warrant our products against defects in design, materials, and workmanship generally for a period of one year from the date of sale to the end customer except in cases where the product has a limited use as designed. Our accrual for warranty expenses is adjusted periodically to reflect actual experience. EES also reimburses us for a portion of warranty expense incurred based on end customer sales they make during a given fiscal year. Payments charged against the reserve are disclosed net of EES’ estimated reimbursement.

The activity in the warranty reserve account for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004

Warranty reserve, at beginning of year	$66,000	$53,000
Provision for warranty claims and changes in reserve for warranties	24,539	20,849
Payments charged against the reserve	(49,354)	(7,849)
Warranty reserve, at end of year	$41,185	$66,000

6.	Notes Payable:

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

In December 2004, we completed a private placement of four-year convertible promissory notes in an aggregate principal amount of $8.1 million with Biomedical Value Fund, L.P., Biomedical Offshore Value Fund, Ltd. and David C. Bupp (our President and CEO). Biomedical Value Fund, L.P. and Biomedical Offshore Value Fund, Ltd. are funds managed by Great Point Partners, LLC. The notes bear interest at 8% per annum, payable quarterly on each March 31, June 30, September 30 and December 31 of each year, and are freely convertible into shares of our common stock at a price of $0.40 per share. Neoprobe may force conversion of the notes prior to their stated maturity under certain circumstances. All of our material assets, except the intellectual property associated with our Lymphoseek and RIGS® products under development, have been pledged as collateral for these notes.

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

U.S. generally accepted accounting principles also required us to classify the warrants issued in connection with the placement as a liability due to penalty provisions contained in the securities purchase agreement. The penalty provisions could have required us to pay a penalty of 0.0667% per day of the total debt amount if we failed to meet certain registration deadlines, or if our stock was suspended from trading for more than 30 days. As a liability, the warrants were considered derivative instruments that were required to be periodically “marked to market” on our balance sheet. We estimated the fair value of the warrants at December 31, 2004 using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 3.4%, volatility of 50% and no expected dividend rate. On February 16, 2005, Neoprobe and the investors confirmed in writing their intention that the penalty provisions which led to this accounting treatment were intended to apply only to the $8.1 million principal balance of the promissory notes and underlying conversion shares and not to the warrant shares. Because the value of our stock increased $0.19 per share from $0.40 per share at the closing date of the financing on December 14, 2004 to $0.59 per share at December 31, 2004, our year end, the effect of marking the warrant liability to “market” at December 31, 2004 resulted in an increase in the estimated fair value of the warrant liability of $1.2 million which was recorded as non-cash expense during the fourth quarter of 2004. Subsequently, the value of our stock increased $0.02 per share from $0.59 at December 31, 2004 to $0.61 per share at February 16, 2005, such that marking the warrant liability to “market” at February 16, 2005 resulted in an increase in the estimated fair value of the warrant liability of $142,427 which was recorded as non-cash expense during the first quarter of 2005. The estimated fair value of the warrant liability was then reclassified to additional paid-in capital during the first quarter of 2005.

7.	Income Taxes:

As of December 31, 2005, our net deferred tax assets in the U.S. were approximately $38.1 million. Approximately $33.4 million of the deferred tax assets relate principally to net operating loss carryforwards of approximately $91.8 million available to offset future federal taxable income, and net operating loss carryforwards of approximately $39.4 million available to offset future state taxable income, if any, through 2025. An additional $4.3 million relates to tax credit carryforwards (principally research and development) available to reduce future income tax liability after utilization of tax loss carryforwards, if any, through 2025. The remaining $325,000 relates to temporary differences between the carrying amount of assets and liabilities and their tax bases. Due to the uncertainty surrounding the realization of these favorable tax attributes in future tax returns, all of the net deferred tax assets have been fully offset by a valuation allowance at December 31, 2005.

Notes to the Consolidated Financial Statements

As of December 31, 2005, Cardiosonix had net deferred tax assets in Israel of approximately $2 million, primarily related to net operating loss carryforwards available to offset future taxable income, if any. Under current Israeli tax law, net operating loss carryforwards do not expire. Due to the uncertainty surrounding the realization of these favorable tax attributes in future tax returns, all of the net deferred tax assets have been fully offset by a valuation allowance at December 31, 2005. Since a valuation allowance was recognized for the deferred tax asset for Cardiosonix’ deductible temporary differences and operating loss carryforwards at the acquisition date, the tax benefits for those items that are first recognized (that is, by elimination of the valuation allowance) in financial statements after the acquisition date shall be applied (a) first to reduce to zero other noncurrent intangible assets related to the acquisition and (b) second to reduce income tax expense.

Under Sections 382 and 383 of the Internal Revenue Code (IRC) of 1986, as amended, the utilization of U.S. net operating loss and tax credit carryforwards may be limited under the change in stock ownership rules of the IRC. As a result of ownership changes as defined by Sections 382 and 383, which have occurred at various points in our history, we believe utilization of our net operating loss carryfowards and tax credit carryforwards will likely be significantly limited under certain circumstances.

8.	Equity:

a.
Stock Options: At December 31, 2005, we have three stock-based compensation plans. Under the Amended and Restated Stock Option and Restricted Stock Purchase Plan (the Amended Plan), the 1996 Stock Incentive Plan (the 1996 Plan), and the 2002 Stock Incentive Plan (the 2002 Plan), we may grant incentive stock options, nonqualified stock options, and restricted stock awards to full-time employees, and nonqualified stock options and restricted awards may be granted to our consultants and agents. Total shares authorized under each plan are 2 million shares, 1.5 million shares and 5 million shares, respectively. The Amended Plan was approved by the stockholders in 1994, and although options are still outstanding under this plan, the Amended Plan is considered expired and no new grants may be made from it. Under all three plans, the exercise price of each option is greater than or equal to the closing market price of our common stock on the day prior to the date of the grant.

Options granted under the Amended Plan, the 1996 Plan and the 2002 Plan generally vest on an annual basis over one to three years. Outstanding options under the plans, if not exercised, generally expire ten years from their date of grant or 90 days from the date of an optionee’s separation from employment with us.

Notes to the Consolidated Financial Statements

A summary of the status of stock options under our stock option plans as of December 31, 2005 and 2004, and changes during the years ended on those dates is presented below:

	2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	4,857,641	$0.51	2,931,308	$0.56
Granted	993,000	$0.40	2,278,000	$0.41
Forfeited	(326,667)	$1.42	(351,667)	$0.30
Exercised	—	—	—	—
Outstanding at end of year	5,523,974	$0.44	4,857,641	$0.51
Exercisable at end of year	3,394,308	$0.46	2,046,321	$0.59

Of the options granted during 2004, 250,000 were granted to non-employee consultants. All of these consultant options remain outstanding as of December 31, 2005. During 2004, we recognized $173,000 of research and development expense related to options granted to consultants.

The following table summarizes information about our stock options outstanding at December 31, 2005:
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2005	Weighted Average Exercise Price
$ 0.13 - $ 0.30	1,960,001	6 years	$0.24	966,992	$0.22
$ 0.31 - $ 0.41	1,230,500	7 years	$0.39	762,507	$0.40
$ 0.42 - $ 0.50	1,468,000	6 years	$0.47	1,232,668	$0.46
$ 0.59 - $ 5.63	865,473	7 years	$0.89	432,141	$1.10
	5,523,974	7 years	$0.44	3,394,308	$0.46

b.
Restricted Stock: At December 31, 2005, we have 130,000 restricted shares outstanding, all of which are pending cancellation due to failure to vest under the terms of issuance of these shares. Restricted shares, if any, generally vest on a change of control of our company as defined in the specific grant agreements. As a result, we have not recorded any deferred compensation related to past grants of restricted stock due to the inability to assess the probability of the vesting event.

c.
Stock Warrants: At December 31, 2005, there are 17.0 million warrants outstanding to purchase our common stock. The warrants are exercisable at prices ranging from $0.13 to $0.75 per share with a weighted average exercise price per share of $0.40.

Notes to the Consolidated Financial Statements

The following table summarizes information about our outstanding warrants at December 31, 2005:

	Exercise Price	Number of Warrants	Expiration Date

Series O	$0.75	25,000	October 2006
Series Q	$0.13	875,000	April 2008
Series Q	$0.50	375,000	March 2009
Series R	$0.28	2,808,898	October 2008
Series S	$0.28	1,195,478	October 2008
Series T	$0.46	10,125,000	December 2009
Series U	$0.46	1,600,000	December 2009
	$0.40	17,004,376

d.	Common Stock Reserved: We have reserved 42,778,350 shares of authorized common stock for the exercise of all outstanding options, warrants, and convertible debt.

e.
Common Stock Purchase Agreement: On November 19, 2001, we entered into a common stock purchase agreement with an investment fund, Fusion Capital Fund II, LLC (Fusion) for the issuance and purchase of our common stock. Under the stock purchase agreement, Fusion committed to purchase up to $10 million of our common stock over a forty-month period that commenced in May 2002. A registration statement registering for resale up to 5 million shares of our common stock became effective on April 15, 2002. Under the terms of the agreement, we can request daily drawdowns, subject to a daily base amount currently set at $12,500.  The number of shares we are to issue to Fusion in return for that money will be based on the lower of (a) the closing sale price for our common stock on the day of the draw request or (b) the average of the three lowest closing sales prices for our common stock during a twelve day period prior to the draw request. However, no shares may be sold to Fusion at lower than a floor price currently set at $0.30, which may be reduced by us, but in no case below $0.20 without Fusion’s prior consent. Upon execution of the common stock purchase agreement in 2001, we issued 449,438 shares of our common stock to Fusion as a partial payment of the commitment fee. During 2004, we sold Fusion a total of 2,350,000 shares of our common stock and realized net proceeds of $1,468,874. We also issued Fusion 66,129 shares of our common stock for commitment fees related to the sales of our common stock to them during 2004.

f.
Private Placement: In November 2003, we executed common stock purchase agreements with certain investors for the purchase of 12,173,914 shares of our common stock at a price of $0.23 per share for net proceeds of $2.4 million. In addition, we issued the purchasers 6,086,959 Series R warrants to purchase our common stock at an exercise price of $0.28 per share, expiring in October 2008, and issued the placement agents 1,354,348 Series S warrants to purchase our common stock on similar terms. During 2005 and 2004, certain investors and placement agents exercised a total of 206,865 and 3,308,327 warrants related to this placement, resulting in the issuance of 206,865 and 3,197,854 shares of our common stock and we realized net proceeds of $57,922 and $871,398, respectively.

9.	Shareholder Rights Plan:

During July 1995, our Board of Directors adopted a shareholder rights plan. Under the plan, one “Right” was to be distributed for each share of common stock held by shareholders on the close of business on August 28, 1995. The Rights were exercisable only if a person and its affiliate commenced a tender offer or exchange offer for 15% or more of our common stock, or if there was a public announcement that a person and its affiliate had acquired beneficial ownership of 15% or more of the common stock, and if we did not redeem the Rights during the specified redemption period. Initially, each Right, upon becoming exercisable, would have entitled the holder to purchase from us one unit consisting of 1/100th of a share of Series A Junior Participating preferred stock at an exercise price of $35 (which was subject to adjustment). Once the Rights became exercisable, if any person, including its affiliate, acquired 15% or more of our common stock, each Right other than the Rights held by the acquiring person and its affiliate would have become a right to acquire common stock having a value equal to two times the exercise price of the Right. We were entitled to redeem the Rights for $0.01 per Right at any time prior to the expiration of the redemption period. The shareholder rights plan and the Rights expired on August 28, 2005.

10.	Segments and Subsidiary Information:

a.
Segments: We report information about our operating segments using the “management approach” in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This information is based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance. Our reportable segments are identified based on differences in products, services and markets served. There were no inter-segment sales. We own or have rights to intellectual property involving two primary types of medical device products, including gamma detection instruments currently used primarily in the application of ILM, and blood flow measurement devices. We also own or have rights to intellectual property related to several drug and therapy products.

Notes to the Consolidated Financial Statements

The information in the following table is derived directly from each reportable segment’s financial reporting.

($ amounts in thousands) 2005	Gamma Detection Devices	Blood Flow Devices	Drug and Therapy Products	Corporate	Total
Net sales:
United States[1]	$5,459	$58	$—	$—	$5,517
International	120	282	—	—	402
Research and development expenses	276	1,414	2,342	—	4,032
Selling, general and administrative expenses, excluding depreciation and amortization[2]	—	—	—	2,572	2,572
Depreciation and amortization	183	401	—	—	584
Income (loss) from operations[3]	2,897	(1,627)	(2,342)	(2,572)	(3,644)
Other income (expense)[4]	—	—	—	(1,285)	(1,285)

Total assets, net of depreciation and amortization:
United States operations	1,171	318	28	7,734	9,251
Israeli operations (Cardiosonix Ltd.)	—	2,319	—	—	2,319
Capital expenditures	27	58	1	—	86

2004
Net sales
United States[1]	$5,173	$—	$—	$—	$5,173
International	91	89	—	—	180
License and other revenue	600	—	—	—	600
Research and development expenses	404	1,561	489	—	2,454
Selling, general and administrative expenses, excluding depreciation and amortization[2]	—	—	—	2,566	2,566
Depreciation and amortization	173	414	—	—	587
Income (loss) from operations[3]	3,169	(2,113)	(489)	(2,566)	(1,999)

Other income (expense) [4]	—	—	—	(1,542)	(1,542)
Total assets, net of depreciation and amortization:
United States operations	1,160	64	3	11,240	12,467
Israeli operations (Cardiosonix Ltd.)	—	2,899	—	—	2,899
Capital expenditures	12	22	—	54	88

[1] All sales to EES are made in the United States. EES distributes the product globally through its international affiliates.
2.Selling, general and administrative costs, excluding depreciation and amortization, represent costs that relate to the general administration of the Company and as such are not currently allocated to our individual reportable segments.

[3] Income (loss) from operations does not reflect the allocation of selling, general and administrative costs to our individual reportable segments.
4.Amounts consist primarily of interest income and interest expense which are currently not allocated to our individual reportable segments.

b.
Subsidiary: On December 31, 2001, we acquired 100 percent of the outstanding common shares of Cardiosonix, an Israeli company. The aggregate purchase price included common stock valued at $4,271,095; payment of vested options of Cardiosonix employees in the amount of $17,966; and acquisition costs of $167,348. We accounted for the acquisition under SFAS No. 141, Business Combinations, and certain provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The results of Cardiosonix’ operations have been included in our consolidated results from the date of acquisition.

Notes to the Consolidated Financial Statements

As a part of the acquisition, we also entered into a royalty agreement with the three founders of Cardiosonix. Under the terms of the royalty agreement, which expires December 31, 2006, we are obligated to pay the founders an aggregate one percent royalty on up to $120 million in net revenue generated by the sale of Cardiosonix blood flow products through 2006. As of December 31, 2005, approximately $1,000 of royalties were accrued under the royalty agreement.

11.	Agreements:

a.
Supply Agreements: In December 1997, we entered into an exclusive supply agreement with eV Products (eV), a division of II-VI Incorporated, for the supply of certain crystals and associated electronics to be used in the manufacture of our proprietary line of hand-held gamma detection instruments. The original term of the agreement expired on December 31, 2002 and was automatically extended during 2002 through December 31, 2005; however, the agreement was no longer exclusive throughout the extended period. Total purchases under the supply agreement were $430,000 and $555,000 for the years ended December 31, 2005 and 2004, respectively. We have issued purchase orders for $347,000 of crystal modules for delivery of product through September 2006 under the same terms as the original agreement.

In February 2004, we entered into a product supply agreement with TriVirix International (TriVirix) for the manufacture of the neo2000 control unit, 14mm probe, 11mm laparoscopic probe, Quantix/ORTM control unit and Quantix/NDTM control unit. The initial term of the agreement expires in January 2007, but may be automatically extended for successive one-year periods. Either party has the right to terminate the agreement at any time upon one hundred eighty (180) days prior written notice, or may terminate the agreement upon a material breach or repeated non-material breaches by the other. Total purchases under the product supply agreement were $1.1 million and $1.2 million for the years ended December 31, 2005 and 2004, respectively. We have issued purchase orders for $1.5 million of our products for delivery through December 2006.

b.
Marketing and Distribution Agreement: During 1999, we entered into a distribution agreement with EES covering our gamma detection devices used in ILM. The initial five-year term expired December 31, 2004, with options to extend for two successive two-year terms. See Note 16(a). Under the agreement, we manufacture and sell our current line of ILM products exclusively to EES, who distributes the products globally, except in Japan. EES agreed to purchase minimum quantities of our products over the first three years of the term of the agreement and to reimburse us for certain research and development costs and a portion of our warranty costs. We are obligated to continue certain product maintenance activities and to provide ongoing regulatory support for the products.

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

Notes to the Consolidated Financial Statements

c.
Research and Development Agreements: Cardiosonix’ research and development efforts have been partially financed through grants from the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade (the OCS). Through the end of 2004, Cardiosonix received a total $775,000 in grants from the OCS. In return for the OCS’s participation, Cardiosonix is committed to pay royalties to the Israeli Government at a rate of 3% to 5% of the sales if its products, up to 300% of the total grants received, depending on the portion of manufacturing activity that takes place in Israel. There are no future performance obligations related to the grants received from the OCS. However, under certain limited circumstances, the OCS may withdraw its approval of a research program or amend the terms of its approval. Upon withdrawal of approval, Cardiosonix may be required to refund the grant, in whole or in part, with or without interest, as the OCS determines. In January 2006, the OCS consented to the transfer of manufacturing as long as we comply with the terms of the OCS statutes under Israeli law. As long as we maintain at least 10% Israeli content in our blood flow devices, we will pay a royalty rate of 4% on sales of applicable blood flow devices and must repay the OCS a total of $1.2 million in royalties. However, should the amount of Israeli content of our blood flow device products decrease below 10%, the royalty rate could increase to 5% and the total royalty payments due could increase to $2.3 million. As such, the total amount we will have to repay the OCS will likely be 150% to 300% of the amounts of the original grants. Through December 2005, we have paid the OCS a total of $22,000 in royalties related to sales of products developed under this program. As of December 31, 2005, we have accrued obligations for royalties totaling $2,000.

During January 2002, we completed a license agreement with the University of California, San Diego (UCSD) for a proprietary compound that we believe could be used as a lymph node locating agent in ILM procedures. The license agreement is effective until the later of the expiration date of the longest-lived underlying patent or January 30, 2023. Under the terms of the license agreement, UCSD has granted us the exclusive rights to make, use, sell, offer for sale and import licensed products as defined in the agreement and to practice the defined licensed methods during the term of the agreement. We may also sublicense the patent rights, subject to the approval of certain sublicense terms by UCSD. In consideration for the license rights, we agreed to pay UCSD a license issue fee of $25,000 and license maintenance fees of $25,000 per year. We also agreed to pay UCSD milestone payments related to successful regulatory clearance for marketing of the licensed products, a royalty on net sales of licensed products subject to a $25,000 minimum annual royalty, fifty percent of all sublicense fees and fifty percent of sublicense royalties. We also agreed to reimburse UCSD for all patent-related costs. Total costs related to the UCSD license agreement were $44,000 and $87,000 in 2005 and 2004, respectively, and were recorded in research and development expenses.

UCSD has the right to terminate the agreement or change the nature of the agreement to a non-exclusive agreement if it is determined that we have not been diligent in developing and commercializing the covered products, marketing the products within six months of receiving regulatory approval, reasonably filling market demand or obtaining all the necessary government approvals.

During April 2005, we completed an evaluation license agreement with UCSD expanding the field of use for the proprietary compound developed by UCSD researchers. The expanded field of use will allow Lymphoseek to be developed as an optical or ultrasound agent. The evaluation license agreement is effective until March 31, 2007. Under the terms of the agreement, UCSD has granted us limited rights to make and use licensed products as defined in the agreement and to practice the defined licensed methods during the term of the agreement for the sole purpose of evaluating our interest in negotiating a commercial license. We may also sublicense the patent rights, subject to the approval of certain sublicense terms by UCSD. In consideration for the license rights, we agreed to pay UCSD an evaluation license fee of $36,000 and evaluation license maintenance fees of $9,000 payable on the first year anniversary of the effective date, $9,000 payable on the eighteen-month anniversary of the effective date, and $18,000 payable prior to termination. We also agreed to pay UCSD fifty percent of any sublicense fees and to reimburse UCSD for all patent-related costs. Total costs related to the UCSD evaluation license agreement were $36,000 in 2005, and were recorded in research and development expenses.

Notes to the Consolidated Financial Statements

During January 2005, we executed a license agreement with the Ohio State University (OSU), Cira LLC, and Cira Bio for certain technology relating to activated cellular therapy. The license agreement is effective until the expiration date of the longest-lived underlying patent. Under the terms of the license agreement, OSU has granted the licensees the exclusive rights to make, have made, use, lease, sell and import licensed products as defined in the agreement and to utilize the defined licensed practices. We may also sublicense the patent rights. In consideration for the license rights, we agreed to pay OSU a license fee of $5,000 on January 31, 2006. We also agreed to pay OSU additional license fees related to initiation of Phase II and Phase III clinical trials, a royalty on net sales of licensed products subject to a minimum annual royalty of $100,000 beginning in 2012, and a percentage of any non-royalty license income. Also during January 2005, we completed a business venture agreement with Cira LLC that defines each party’s responsibilities and commitments with respect to Cira Bio and the license agreement with OSU.

d.
Employment Agreements: We maintain employment agreements with six of our officers. The employment agreements contain change in control provisions that would entitle each of the officers to one to two times their current annual salaries, vest outstanding restricted stock and options to purchase common stock, and continue certain benefits if there is a change in control of our company (as defined) and their employment terminates. Our maximum contingent liability under these agreements in such an event is approximately $1.9 million. The employment agreements also provide for severance, disability and death benefits. See Note 16(b).

12.	Leases:

We lease certain office equipment under capital leases which expire from 2007 to 2009. In August 2003, we entered into an operating lease agreement for office space, which originally expired in September 2006. In February 2005, we entered into another operating lease agreement for additional office space expiring in January 2008. The February 2005 lease agreement also extended the term of the original lease through January 2008.

In April 2002, Cardiosonix entered into an operating sublease agreement for office and parking space that expired in April 2004. In June 2004, Cardiosonix entered into a new operating sublease agreement for office space that expired in June 2005. In July 2004, Cardiosonix entered into a sublease agreement for parking space that expired in June 2005, and automatically renewed until either party terminated the agreement. The Cardiosonix office space and parking space subleases expired in January 2006.

The future minimum lease payments for the years ending December 31 are as follows:

	Capital Leases	Operating Leases

2006	$24,769	$100,771
2007	18,008	100,129
2008	15,889	8,561
2009	2,485	—
2010	—	—
	61,151	$209,461
Less amount representing interest	9,766
Present value of net minimum lease payments	51,385
Less current portion	19,530
Capital lease obligations, excluding current portion	$31,855

Total rental expense was $221,000 and $218,000 for the years ended December 31, 2005 and 2004, respectively.

Notes to the Consolidated Financial Statements

13.	Employee Benefit Plan:

We maintain an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions and we may, but are not obligated to, match a portion of the employee’s contribution with our common stock, up to a defined maximum. We accrued expenses of $27,000 and $19,000 during 2005 and 2004, respectively, related to common stock to be subsequently contributed to the plan.

14.	Supplemental Disclosure for Statements of Cash Flows:

We paid interest aggregating $677,000 and $52,000 for the years ended December 31, 2005 and 2004, respectively. During 2005 and 2004, we purchased equipment under capital leases totaling $23,000 and $27,000, respectively. During 2005 and 2004, we transferred $17,000 and $22,000, respectively, in inventory to fixed assets related to the creation and maintenance of a pool of service loaner equipment. Also during 2005 and 2004, we prepaid $243,000 and $277,000, respectively, in insurance through the issuance of notes payable to finance companies with weighted average interest rates of 6% and 5%, respectively. The note payable to a finance company issued in 2005 matures in September 2006.

15.	Contingencies:

We are subject to legal proceedings and claims that arise in the ordinary course of business. In our opinion, the amount of ultimate liability, if any, with respect to these actions will not materially affect our financial position.

16.	Subsequent Events:

a.
Distribution Agreement: In March 2006, EES exercised its option for a second two-year term extension of the distribution agreement covering our gamma detection devices, thus extending the distribution agreement through the end of 2008. See Note 11(b).

b.
Employment Agreements: Effective January 1, 2006, we entered into new employment agreements with two executive officers. The new agreements have substantially similar terms to the previous agreements. See Note 11(d).

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

(Amounts in thousands, except per share data)	Years Ended December 31,
	2005	2004	2003	2002	2001
Statement of Operations Data:
Net sales	$5,919	$5,353	$5,564	$3,383	$6,764
License and other revenue	—	600	946	1,538	1,428
Gross profit	3,543	3,608	3,385	2,570	3,802
Research and development expenses	4,032	2,454	1,894	2,324	948
Selling, general and administrative expenses	3,156	3,153	3,103	3,267	2,321
Acquired in-process research and development	—	—	—	(28)	885
(Loss) income from operations	(3,644)	(1,999)	(1,611)	(2,993)	(352)

Other (expenses) income	(1,285)	(1,542)	(188)	29	370
Net (loss) income	$(4,929)	$(3,541)	$(1,799)	$(2,964)	$15

(Loss) income per common share:
Basic	$(0.08)	$(0.06)	$(0.04)	$(0.08)	$0.00
Diluted	$(0.08)	$(0.06)	$(0.04)	$(0.08)	$0.00

Shares used in computing (loss) income per common share: (1)
Basic	58,434	56,764	40,338	36,045	25,899
Diluted	58,434	56,764	40,338	36,045	26,047

	As of December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Total assets	$11,570	$15,366	$7,385	$7,080	$11,329
Long-term obligations	6,052	8,192	585	1,169	1,981
Accumulated deficit	(130,947)	(126,018)	(122,477)	(120,678)	(117,714)

(1)
Basic earnings (loss) per share are calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the periods, adjusted for the effects of convertible securities, options and warrants, if dilutive.