Form 10QSB
period 2006-03-31
NEOPROBE CORP
filed 2006-05-15
CIK 810509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006

or

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

614-793-7500
(Issuer's telephone number)

58,691,046 shares of common stock, par value $.001 per share
(Number of shares of issuer’s common equity outstanding as of the close of business on May 5, 2006)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 58,691,046 shares of common stock, par value $.001 per share (as of the close of business on May 5, 2006).

Transitional Small Business Disclosure Format (check one) Yes ☐    No ☒

NEOPROBE CORPORATION and SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets

ASSETS	March 31, 2006 (unaudited)	December 31, 2005
Current assets:
Cash and cash equivalents	$5,658,771	$4,940,946
Available-for-sale securities	54,853	1,529,259
Accounts receivable, net	710,820	673,008
Inventory	800,910	803,703
Prepaid expenses and other	307,340	501,557
Total current assets	7,532,694	8,448,473

Property and equipment	2,065,528	2,051,793
Less accumulated depreciation and amortization	1,785,645	1,768,558
	279,883	283,235

Patents and trademarks	3,170,333	3,162,547
Acquired technology	237,271	237,271
	3,407,604	3,399,818
Less accumulated amortization	1,365,875	1,300,908

	2,041,729	2,098,910

Other assets	685,703	739,823
Total assets	$10,540,009	$11,570,441

Continued

Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets, continued

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2006 (unaudited)	December 31, 2005
Current liabilities:
Accounts payable	$423,037	$207,824
Accrued liabilities and other	348,737	821,781
Capital lease obligations, current	19,401	19,530
Deferred revenue, current	249,898	252,494
Notes payable to finance companies	132,299	200,054
Total current liabilities	1,173,372	1,501,683

Capital lease obligations	27,302	31,855
Deferred revenue	31,944	41,132
Notes payable to CEO, net of discounts of $24,568 and $26,249, respectively	75,432	73,751
Notes payable to investors, net of discounts of $1,965,435 and $2,099,898, respectively	6,034,565	5,900,102
Other liabilities	4,510	5,122
Total liabilities	7,347,125	7,553,645

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares
authorized at March 31, 2006 and December 31, 2005;
none issued and outstanding	—	—
Common stock; $.001 par value; 150,000,000 shares
authorized; 58,690,046 shares issued and outstanding
at March 31, 2006; 58,622,059 shares issued and
outstanding at December 31, 2005	58,690	58,622
Additional paid-in capital	135,008,954	134,903,259
Accumulated deficit	(131,874,705)	(130,947,103)
Accumulated other comprehensive (loss) income	(55)	2,018
Total stockholders’ equity	3,192,884	4,016,796
Total liabilities and stockholders’ equity	$10,540,009	$11,570,441

See accompanying notes to the consolidated financial statements

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2006	2005

Net sales	$1,787,918	$1,465,887
Cost of goods sold	737,220	563,323
Gross profit	1,050,698	902,564

Operating expenses:
Research and development	834,183	638,445
Selling, general and administrative	852,483	836,115
Total operating expenses	1,686,666	1,474,560

Loss from operations	(635,968)	(571,996)

Other income (expenses):
Interest income	66,203	40,963
Interest expense	(356,534)	(327,573)
Increase in warrant liability	—	(142,427)
Other	(1,303)	(1,738)
Total other expenses	(291,634)	(430,775)
Net loss	$(927,602)	$(1,002,771)

Net loss per common share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic	58,510,944	58,317,098
Diluted	58,510,944	58,317,098

See accompanying notes to the consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(927,602)	$(1,002,771)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	100,700	149,812
Amortization of debt discount and offering costs	190,264	161,391
Increase in warrant liability	—	142,427
Stock option expense	79,150	—
Other	26,521	(111)
Changes in operating assets and liabilities:
Accounts receivable	(37,812)	(500,245)
Inventory	(16,658)	(8,259)
Prepaid expenses and other assets	196,217	87,532
Accounts payable	215,213	9,465
Accrued liabilities and other liabilities	(473,657)	(74,761)
Deferred revenue	(11,784)	172,978
Net cash used in operating activities	(659,448)	(862,542)

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(3,494,029)
Maturities of available-for-sale securities	1,476,000	—
Purchases of property and equipment	(16,504)	(24,748)
Proceeds from sales of property and equipment	—	154
Patent and trademark costs	(7,786)	(8,470)

Net cash provided by (used in) investing activities	1,451,710	(3,527,093)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	57,922
Payment of debt issuance costs	(5,000)	(9,635)
Payment of notes payable	(64,755)	(76,977)
Payments under capital leases	(4,682)	(3,181)
Other	—	20
Net cash used in financing activities	(74,437)	(31,851)

Net increase (decrease) in cash and cash equivalents	717,825	(4,421,486)

Cash and cash equivalents, beginning of period	4,940,946	9,842,658
Cash and cash equivalents, end of period	$5,658,771	$5,421,172

See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation

The information presented as of March 31, 2006 and 2005 and for the three-month periods then ended is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Neoprobe Corporation (Neoprobe, the Company, or we) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results for the interim periods are not necessarily indicative of results to be expected for the year. The consolidated financial statements should be read in conjunction with Neoprobe’s audited consolidated financial statements for the year ended December 31, 2005, which were included as part of our Annual Report on Form 10-KSB.

Our consolidated financial statements include the accounts of Neoprobe, our wholly-owned subsidiary, Cardiosonix Ltd. (Cardiosonix), and our 90%-owned subsidiary, Cira Biosciences, Inc. (Cira Bio). All significant inter-company accounts were eliminated in consolidation.

2.	Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values.

We are applying the modified prospective method for recognizing the expense over the remaining vesting period for awards that were outstanding but unvested as of January 1, 2006. Under the modified prospective method, we have not adjusted the financial statements for periods ending prior to January 1, 2006. Under the modified prospective method, the adoption of SFAS No. 123(R) applies to new awards and to awards modified, repurchased, or cancelled after December 31, 2005, as well as to the unvested portion of awards outstanding as of January 1, 2006.

We are continuing to use the Black-Scholes option pricing model to value share-based payments. Compensation cost arising from stock-based awards is recognized as expense using the straight-line method over the vesting period. As of March 31, 2006, there was approximately $291,000 of total unrecognized compensation cost related to unvested stock-based awards, which we expect to recognize over remaining weighted average vesting terms of 1.3 years. For the quarter ended March 31, 2006, our total stock-based compensation expense was $79,000. We have not recorded any income tax benefit related to stock-based compensation in either of the quarters ended March 31, 2006 and 2005.

As permitted by SFAS No. 123, prior to 2006 Neoprobe accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The following table illustrates the effect on net loss and net loss per share for the quarter ended March 31, 2005 as if compensation cost for our stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123.

Three Months Ended March 31, 2005

Net loss, as reported	$(1,002,771)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(214,301)
Pro forma net loss	$(1,217,072)

Loss per common share:
As reported (basic and diluted)	$(0.02)
Pro forma (basic and diluted)	$(0.02)

During the first quarter of 2005, the Board of Directors granted options to directors and certain employees to purchase 335,000 shares of our common stock, exercisable at an average price of $0.68 per share, vesting over three years. No options were granted during the first quarter of 2006. As of March 31, 2006, we have 5.5 million options outstanding under three stock option plans. Of the outstanding options, 4.1 million options have vested as of March 31, 2006, at an average exercise price of $0.46 per share.

3.	Comprehensive Income (Loss)

Due to our net operating loss position, there are no income tax effects on comprehensive income (loss) components for the three-month periods ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005

Net loss	$(927,602)	$(1,002,771)
Unrealized losses on securities	(2,073)	(2,198)
Other comprehensive loss	$(929,675)	$(1,004,969)

4.	Earnings Per Share

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the periods, adjusted for the effects of convertible securities, options and warrants, if dilutive.

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
	Basic Earnings Per Share	Diluted Earnings Per Share	Basic Earnings Per Share	Diluted Earnings Per Share
Outstanding shares	58,690,046	58,690,046	58,585,008	58,585,008
Effect of weighting changes in outstanding shares	(49,102)	(49,102)	(137,910)	(137,910)
Contingently issuable shares	(130,000)	(130,000)	(130,000)	(130,000)
Adjusted shares	58,510,944	58,510,944	58,317,098	58,317,098

There is no difference in basic and diluted loss per share related to the three-month periods ended March 31, 2006 and 2005. The net loss per common share for these periods excludes 41,341,677 and 38,722,364, respectively, of common shares issuable upon exercise of outstanding stock options and warrants into our common stock or upon the conversion of convertible debt since such inclusion would be anti-dilutive.

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

Available-for-sale securities are classified as current based on our intent to use them to fund short-term working capital needs.

6.	Inventory

The components of inventory are as follows:

	March 31, 2006 (unaudited)	December 31, 2005

Materials and component parts	$380,956	$461,218
Finished goods	419,954	342,485
Total	$800,910	$803,703

7.	Intangible Assets

The major classes of intangible assets are as follows:

		March 31, 2006		December 31, 2005
	Wtd Avg Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents and trademarks	10 yrs	$3,170,333	$1,221,303	$3,162,547	$1,164,763
Acquired technology	3 yrs	237,271	144,572	237,271	136,145
Total		$3,407,604	$1,365,875	$3,399,818	$1,300,908

The estimated future amortization expenses for the next five fiscal years are as follows:

Estimated Amortization Expense

For the year ended 12/31/2006	$262,992
For the year ended 12/31/2007	226,830
For the year ended 12/31/2008	201,976
For the year ended 12/31/2009	168,267
For the year ended 12/31/2010	168,267

8.	Product Warranty

We warrant our products against defects in design, materials, and workmanship generally for a period of one year from the date of sale to the end customer except in cases where the product has a limited use as designed. Our accrual for warranty expenses is adjusted periodically to reflect actual experience. Our primary marketing partner, Ethicon Endo-Surgery, Inc. (EES), a Johnson & Johnson company, also reimburses us for a portion of warranty expense incurred based on end customer sales they make during a given fiscal year. Payments charged against the reserve are disclosed net of EES’ estimated reimbursement.

The activity in the warranty reserve account for the three-month periods ended March 31, 2006 and 2005 is as follows:

	Three Months Ended March 31,
	2006	2005

Warranty reserve at beginning of period	$41,185	$66,000
Provision for warranty claims and changes in reserve for warranties	13,451	23,573
Payments charged against the reserve	(10,911)	(23,073)
Warranty reserve at end of period	$43,725	$66,500

9.	Notes Payable

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

In addition to the security interest in our assets, the notes carry substantial covenants that impose significant requirements on us, including, among others, requirements that: we pay all principal, interest and other charges on the notes when due; we use the proceeds from the sale of the notes only for permitted purposes such as Lymphoseek development and general corporate purposes; we nominate and recommend for election as a director a person designated by the holders of the notes (as of March 31, 2006, the holders of the notes have not designated a potential board member); we keep reserved out of our authorized shares of common stock sufficient shares to satisfy our obligation to issue shares on conversion of the notes and the exercise of the warrants issued in connection with the sale of the notes; we achieve annual revenues on a consolidated basis of at least $5.4 million in 2005, $6.5 million in 2006, and $9.0 million in each year thereafter; we maintain minimum cash balances of $4.5 million at the end of the first six months of 2005, $4.0 million at the end of the second six months of 2005, and $3.5 million at the end of each six-month period thereafter; and we indemnify the purchasers of the notes against certain liabilities. Additionally, with certain exceptions, the notes prohibit us from: amending our organizational or governing agreements and documents, entering into any merger or consolidation, dissolving the company or liquidating its assets, or acquiring all or any substantial part of the business or assets of any other person; engaging in transactions with any affiliate; entering into any agreement inconsistent with our obligations under the notes and related agreements; incurring any indebtedness, capital leases, or contingent obligations outside the ordinary course of business; granting or permitting liens against or security interests in our assets; making any material dispositions of our assets outside the ordinary course of business; declaring or paying any dividends or making any other restricted payments; or making any loans to or investments in other persons outside of the ordinary course of business.

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

During the first quarter of 2005, 143,278 of our Series R and 63,587 of our Series S warrants that were issued in October 2003 were exercised and we realized proceeds of $57,922. No warrants were exercised during the first quarter of 2006.

At March 31, 2006, there are 17.0 million warrants outstanding to purchase our common stock. The warrants are exercisable at prices ranging from $0.13 to $0.75 per share with a weighted average exercise price of $0.40 per share.

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

The information in the following table is derived directly from each reportable segment’s financial reporting.

($ amounts in thousands) Three Months Ended March 31, 2006	Gamma Detection Devices	Blood Flow Devices	Drug and Therapy Products	Corporate	Total

Net sales:
United States[1]	$1,479	$35	$—	$—	$1,514
International	95	179	—	—	274
Research and development expenses	112	257	465	—	834
Selling, general and administrative expenses, excluding depreciation and amortization[2]	—	—	—	751	751
Depreciation and amortization	28	59	—	14	101
Income (loss) from operations[3]	793	(199)	(465)	(765)	(636)
Other income (expenses)[4]	—	—	—	(292)	(292)

Total assets, net of depreciation and amortization:
United States operations	986	565	36	6,778	8,365
Israeli operations (Cardiosonix Ltd.)	—	2,175	—	—	2,175
Capital expenditures	—	1	—	16	17

($ amounts in thousands) Three Months Ended March 31, 2005	Gamma Detection Devices	Blood Flow Devices	Drug and Therapy Products	Corporate	Total

Net sales:
United States[1]	$1,354	$56	$—	$—	$1,410
International	42	14	—	—	56
Research and development expenses	38	350	250	—	638
Selling, general and administrative expenses, excluding depreciation and amortization[2]	—	—	—	686	686
Depreciation and amortization	34	101	—	15	150
Income (loss) from operations[3]	793	(414)	(250)	(701)	(572)
Other income (expenses)[4]	—	—	—	(431)	(431)

Total assets, net of depreciation and amortization:
United States operations	1,590	171	7	10,186	11,954
Israeli operations (Cardiosonix Ltd.)	—	2,766	—	—	2,766
Capital expenditures	—	16	1	8	25

[1]	All sales to EES are made in the United States. EES distributes the product globally through its international affiliates.
[2]
Selling, general and administrative expenses, excluding depreciation and amortization, represent expenses that relate to the general administration of the Company and as such are not currently allocated to our individual reportable segments.

[3]	Income (loss) from operations does not reflect the allocation of selling, general and administrative expenses to the operating segments.
[4]	Amounts consist primarily of interest income and interest expense which are not currently allocated to our individual reportable segments.

12.	Supplemental Disclosure for Statements of Cash Flows:

During the first quarter of 2005 and 2004, we paid interest aggregating $166,000 and $180,000, respectively. During the first quarter of 2005, we purchased equipment under capital leases totaling $20,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company

Neoprobe Corporation is a biomedical technology company that provides innovative surgical and diagnostic products that enhance patient care by meeting the critical decision-making needs of physicians. The December 2001 acquisition of Cardiosonix Ltd. (Cardiosonix) expanded our potential product offerings beyond the neo2000® gamma detection device, which is marketed in the oncology arena, into the area of blood flow measurement and cardiac care. Cardiosonix has received marketing clearance for two of its products, Quantix/ND™ and Quantix/OR™, in the U.S. and in Europe. Neoprobe is commercializing the proprietary Cardiosonix blood flow monitoring devices for a variety of diagnostic and surgical applications. In addition to our medical device products, we have two radiopharmaceutical products, Lymphoseek™ and RIGScan® CR, in the advanced phases of clinical development. In January 2005 we also formed a majority-owned (90%) subsidiary, Cira Biosciences, Inc. (Cira Bio) to advance our activated cellular therapy (ACT) platform.

Overview

This Overview section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially from the anticipated results discussed herein. Our financial performance is highly dependent on our ability to continue to generate income and cash flow from our gamma device product line and on our ability to successfully commercialize the blood flow products of Cardiosonix. We cannot assure you that we will achieve the volume of sales anticipated, or if achieved, that the margin on such sales will be adequate to produce positive operating cash flow. We continue to be optimistic about the longer-term potential for our other proprietary, procedural-based technologies such as Lymphoseek, RIGS® (radioimmunoguided surgery) and ACT; however, these technologies are not anticipated to generate any significant revenue for us during 2006. In addition, we cannot assure you that these products will ever obtain marketing clearance from the appropriate regulatory bodies.

Our revenue for the first quarter of 2006 was somewhat higher than our original expectations due to slightly higher unit sales of our gamma detection devices and accessories offset by declines in unit prices of our base neo2000 system. Our sales of Quantix® blood flow devices for the first quarter of 2006 represent a combination of demonstration and customer unit sales. We expect that net sales of gamma detection devices for 2006 will be consistent to slightly higher than 2005, but that the effect of increased unit sales may be offset if we continue to experience price declines or if unfavorable foreign currency exchange rates occur. We continue to expect that our sales of blood flow measurement devices for 2006 will exceed 2005 by a significant percentage. However, future sales of Quantix devices are still highly dependent upon physician response to the products and our ability to train our distributors.

Our operating expenses during the first quarter of 2006 were focused primarily on support of Lymphoseek product development. In addition, we continued to invest in our Quantix blood flow measurement line, RIGScan CR, Cira Bio’s ACT technology and our neo2000 gamma detection device line. We expect our development expenses to increase over the remainder of 2006 as we conclude certain drug manufacturing and validation activities and conduct multi-center clinical evaluation of Lymphoseek. We expect to continue to incur development expenses to support and to innovate our device product lines as well as move our other product initiatives forward. We will also continue to invest in marketing and clinical development support for our blood flow products during the remainder of 2006 as we work with our distribution partners to expand market penetration of our Quantix product lines.

Our efforts thus far in 2006 have resulted in the following milestone achievements:

•
Received notification of the renewal of our Marketing and Distribution agreement with our primary gamma detection device marketing partner, Ethicon Endo-Surgery, Inc. (EES), a Johnson & Johnson company, through December 2008;

•
Completed a submission to the U.S. Food and Drug Administration (FDA) to respond to information requested by FDA regarding both preclinical toxicity studies and the chemistry, manufacturing and control (CMC) issues surrounding the commercial production of Lymphoseek;

•	Authorized by FDA to commence patient enrollment in a Phase II clinical study of Lymphoseek;
•	Reviewed Phase II Lymphoseek protocol and clinical program with clinical investigators at the Society of Surgical Oncology meeting;
•	Completed Investigational New Drug amendment submission for RIGScan CR; and
•	Received first commercial production of Quantix devices from U.S.-based contract manufacturer.

In September 2005, Neoprobe received a letter from FDA confirming feedback from recent discussions regarding our Investigational New Drug (IND) application for Lymphoseek. The letter formalized FDA’s feedback and was consistent with the information that the agency had provided in the first quarter of 2005. In its feedback, FDA formalized a very stringent non-clinical template for drug safety involving a total of seven tests. All seven non-clinical tests, including repeat dose studies, were completed and we received the final reports. The final reports were submitted to FDA in late December 2005. Based on a review of the information from all of these tests, we are not aware of any drug-related adverse results. FDA’s September 2005 letter also confirmed that we will be required to use commercial drug, produced under commercial conditions, in the conduct of the Phase II trial, rather than the laboratory grade material produced by the University of California, San Diego, as originally planned. The additional non-clinical tests and the requirement to use commercial drug resulted in delays to the start of multi-center studies of Lymphoseek. However, we believe that use of commercially produced drug will help in FDA’s review of the New Drug Application (NDA) regarding efficacy from the pivotal (i.e., Phase III) trial and will ultimately put us in a much stronger regulatory position once the NDA is filed.

Our drug manufacturing partners, Reliable Biopharmaceuticals and Cardinal Health, have completed their development and validation work and have provided responses to the CMC questions raised by FDA, which, along with the previously completed non-clinical testing results, were submitted to FDA for review. Cardinal Health is entering the final stages of commercial drug production and is expected to have the commercial-quality drug packaged and labeled and available for clinical trial use at roughly the same time as the Phase II institutional sites are expected to complete their final reviews of the FDA-approved clinical protocol and are ready to commence enrollment of patients. However, even though commercial drug is expected to be available, it may still not be marketed for sale until the appropriate regulatory clearances have been obtained. We cannot assure you that such regulatory clearances will be obtained on a timely basis, if at all.

The effects of these changes required us to adjust our original timelines and expectations for Lymphoseek over the last several months. However, we were notified on May 10, 2006 by FDA that they have completed their review of our recent submissions and that we have been released from clinical hold and may commence patient enrollment for a Phase II clinical study of Lymphoseek. We have distributed the FDA-approved clinical protocol to the selected investigational sites for their institutional review process including Institutional Review Board approvals. As a result, we currently expect to begin patient enrollment in the Phase II trial during June 2006 and to be in a position to report preliminary results approximately 90 days after enrollment commences; however, we do not expect enrollment in the Phase II trial to be completed until sometime during the second half of 2006. This will likely mean that the pivotal trial will start sometime in late 2006, at the earliest, or in early 2007 pending obtaining appropriate regulatory and clinical site clearances. Our goal is now to file the NDA by the middle of 2007; however, we believe that strenuously following the guidance we are receiving from FDA will ultimately pay dividends in the review process for the NDA as we remain highly confident in the clinical benefit and market potential of Lymphoseek. We believe that Lymphoseek can be commercialized by early 2008 and, if approved, should provide a significant positive financial contribution to Neoprobe yet in 2008. As a result of these activities, we expect our development expenses related to Lymphoseek to increase over the remainder of 2006 and into 2007. As a result of the delays we have experienced and modifications made to the number of patients we expect to enroll as well as revisions in our regulatory pathway have increased our current estimate of total out-of-pocket development costs to now total approximately $6 million.

With respect to our RIGS initiative, our current efforts are focused on preparing a Special Protocol Assessment (SPA) request related to RIGS which we believe will be important in attracting a potential development partner. With the establishment of a corporate IND, responsibility for the clinical and commercial development of this humanized version of RIGScan CR has now been officially transferred from a physician-sponsored IND to Neoprobe. Neoprobe’s contract statisticians have also concluded, based on data published in 2005 on adjuvant post-operative chemotherapies for colorectal cancer, that it will be necessary to increase the number of patients in a proposed pivotal trial for RIGScan CR to approximately 2,300 in order to show a statistically valid differential in time to recurrence between patients treated using RIGScan CR versus other more traditional methods. We expect the increase in patients will cause an increase in the development cost; however, we expect that the effect on the development timeline, once a partner is secured and development commences, will be less than six months. It remains our intent to seek a development partner to assist in or take full responsibility for funding of RIGScan CR development. In the meantime, until a partner is secured, we are moving forward with our plans to submit to FDA a request for a SPA related to RIGS; however, we do not expect to incur any significant additional expenses related to RIGS until a partner is secured.

Our efforts to raise capital to support the development activities of our subsidiary, Cira Bio, have thus far been unsuccessful due, we believe, to recent developmental failures by potential competitors to Cira Bio’s ACT technology. We are evaluating alternative strategies to determine the appropriate way to enhance shareholder value by financing a reduced clinical development strategy for Cira Bio.

We anticipate generating a net profit from the sale of our gamma detection devices in 2006; however, we expect that our blood flow device product line will operate at a net loss for 2006 due to increased marketing and administrative support costs that are still required to commercialize the product line. Currently, we expect the loss on blood flow products for 2006 to be less than the loss incurred in 2005. However, this expectation is based to a large degree on our anticipation that we will achieve the level of commercial sales we expect from our Quantix/OR product during the remainder of 2006.

Our overall operating results for 2006 will be significantly affected by the amount of development costs associated with the radiopharmaceutical products. If we are unsuccessful in achieving significant commercial sales of the Quantix/OR product in 2006, or if we decide to carry out RIGS development internally, our estimates and our business plan will likely need to be modified. As a result of our decision to fund Lymphoseek development internally, we do not expect to achieve operating profit during 2006. In addition, our net loss and net loss per share will likely be significantly impacted by the non-cash interest expense we expect to record related to the accounting treatment for the beneficial conversion feature of the convertible debt and for the warrants issued in connection with the private placement we completed in December 2004. Also, we cannot assure you that our current or potential new products will be successfully commercialized, that we will achieve significant product revenues, or that we will achieve or be able to sustain profitability in the future.

Results of Operations

Revenue for the first quarter of 2006 increased $322,000, or 22%, to $1.8 million from $1.5 million for the same period in 2005. Major expense categories as a percentage of net sales fluctuated from the first quarter of 2005 to the same period in 2006 due to increased net sales as well as increased development expenses related to our gamma detection radiopharmaceutical products. Research and development expenses, as a percentage of net sales, increased to 47% during the first quarter of 2006 from 44% during the same period in 2005. Selling, general and administrative expenses, as a percentage of net sales, decreased to 48% during the first quarter of 2006 from 57% during the same period in 2005. Due to the ongoing development activities of the Company, research and development expenses are expected to be higher as a percentage of sales in 2006 than they were in 2005. In addition, should we be successful in our ongoing commercialization activities related to the Quantix product line, selling, general and administrative expenses as a percentage of sales are expected to decrease in 2006 over 2005.

Three Months Ended March 31, 2006 and 2005

Net Sales and Margins. Net sales, primarily of our gamma detection systems, increased $322,000, or 22%, to $1.8 million during the first quarter of 2006 from $1.5 million during the same period in 2005. Gross margins on net sales decreased to 59% of net sales for the first quarter of 2006 compared to 62% of net sales for the same period in 2005. The increase in net sales was the combined result of increases of $179,000 in gamma detection device sales, $144,000 in blood flow device sales and $28,000 in gamma detection device extended service contract revenue, offset by a decrease of $29,000 in gamma device service revenue. The decrease in gross margins on net product sales was primarily due to the decrease in gamma detection device prices coupled with a decrease in gamma detection device service revenue which generally generates higher margins than sales of our devices, offset by decreased warranty expenses related to the blood flow devices.

Research and Development Expenses. Research and development expenses increased $196,000 or 31% to $834,000 during the first quarter of 2006 from $638,000 during the same period in 2005. Research and development expenses in the first quarter of 2006 included approximately $465,000 in drug and therapy product development costs, $257,000 in product design activities for the Quantix/OR system and $112,000 in gamma detection device development costs. This compares to expenses of $250,000, $350,000 and $38,000 in these relative segment categories during the same period in 2005. The changes in each category were primarily due to (i) efforts to move our development of Lymphoseek forward, (ii) the costs of product refinement and manufacturing transfer activities related to the Quantix/OR, and (iii) development activities related to updated versions of our gamma detection devices, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $16,000 or 2% to $852,000 during the first quarter of 2006 from $836,000 during the same period in 2005. Increases in base compensation, including $58,000 of stock option compensation required to be expensed under SFAS No. 123(R), coupled with increases in marketing, recruiting and facilities expenses were offset by decreases in amortization of intangible assets, professional services, investor relations and insurance.

Other Income (Expenses). Other expenses decreased $139,000 to $292,000 during the first quarter of 2006 from $431,000 during the same period in 2005. The primary reason for the decrease was the first quarter 2005 increase in warrant liability of $142,000 resulting from the accounting treatment for the warrants we issued in connection with the private placement of convertible debt we completed in December 2004. In addition, we recorded an increase of $25,000 in interest income resulting from higher interest rates on our cash and investments during the first quarter of 2006 compared to the same period in 2005. These decreases were offset by an increase of $29,000 in interest expense on debt financings we entered into during 2004 and 2003. Of this interest expense, $190,000 and $161,000 in the first quarter of 2006 and 2005, respectively, was non-cash in nature related to the amortization of debt issuance costs and discounts resulting from the warrants and beneficial conversion features of the convertible debt.

Liquidity and Capital Resources

Operating Activities. Cash used in operations decreased $203,000 to $659,000 during the first quarter of 2006 compared to $863,000 during the same period in 2005. Working capital decreased $587,000 to $6.4 million at March 31, 2006 as compared to $6.9 million at December 31, 2005. The current ratio increased to 6.4:1 at March 31, 2006 from 5.6:1 at December 31, 2005. The increase in working capital was primarily related to a decrease in accrued liabilities.

Cash and investment balances decreased to $5.7 million at March 31, 2006 from $6.5 million at December 31, 2005, primarily as a result of cash used to fund operating activities and service our debt during the first quarter of 2006.

Accounts receivable increased to $711,000 at March 31, 2006 from $673,000 at December 31, 2005. The increase was primarily a result of increased sales of blood flow measurement devices coupled with normal fluctuations of timing of purchases and payments by EES. We expect overall receivable levels will continue to fluctuate during 2006 depending on the timing of purchases and payments by EES. However, on average, we expect accounts receivable balances will start to increase commensurate with anticipated increases in sales of blood flow products to our distributors, many of whom are foreign-domiciled entities who typically pay at a slower rate than domestic companies. Such increases, if any, will require the increased use of our cash resources over time.

Inventory levels decreased slightly to $801,000 at March 31, 2006 as compared to $804,000 at December 31, 2005. We expect inventory levels to increase during 2006 as we ramp up our blood flow device business and reassess our gamma detection and blood flow measurement device safety stock levels.

Investing Activities. Investing activities provided $1.5 million during the first quarter of 2006 versus $3.5 million used during the same period in 2005. Available-for-sale securities of $1.5 million matured during the first quarter of 2006. We purchased $3.5 million of available-for-sale securities during the first quarter of 2005. Capital expenditures during the first quarter of 2006 were primarily for software. Capital expenditures during the first quarter of 2005 were split between purchases of office equipment and production tools and equipment. Capital needs for 2006 are expected to increase over 2005 as we start up blood flow product production at our contract manufacturers.

Financing Activities. Cash used in financing activities increased $43,000 to $74,000 during the first quarter of 2006 from $32,000 during the same period in 2005. Proceeds from the issuance of common stock were $58,000 during the first quarter of 2005. Payments of notes payable were $65,000 and $77,000 during the first quarter of 2006 and 2005, respectively.

During the first quarter of 2005, certain investors and placement agents who received warrants to purchase our common stock in connection with a November 2003 financing exercised a total of 206,865 warrants in exchange for 206,865 shares of our common stock, resulting in net proceeds of $57,922.

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

Our future liquidity and capital requirements will depend on a number of factors, including our ability to raise additional capital in a timely manner through additional investment, expanded market acceptance of our current products, our ability to complete the commercialization of new products, our ability to monetize our investment in non-core technologies, our ability to obtain milestone or development funds from potential development and distribution partners, regulatory actions by FDA and international regulatory bodies, and intellectual property protection. We believe we now have adequate capital to assure that we can properly support our current business goals and objectives for 2006. Our near-term priorities are to commence multi-center trials for our Lymphoseek product, support the launch of the reengineered version of the Quantix/OR products, identify a development and commercialization partner for our RIGS technology, identify funding sources for our ACT technology and continue to innovate our gamma detection product line. We cannot assure you that we will be able to achieve significant product revenues from our current or potential new products. We also cannot assure you that we will achieve profitability again.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140 (SFAS No. 156). SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 156 (a) requires recognition of a servicing asset or servicing liability each time an obligation to service a financial asset is undertaken by entering into a servicing contract in certain circumstances, (b) requires measurement at fair value of all separately recognized servicing assets and servicing liabilities, (c) permits the use of either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities, (d) permits a one-time reclassification of available-for-sale securities to trading securities at initial adoption, and (e) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006, and is required to be adopted by Neoprobe beginning January 1, 2007. We are currently evaluating the effect that the adoption of SFAS No. 156 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

Critical Accounting Policies

The following accounting policies are considered by us to be critical to our results of operations and financial condition.

Revenue Recognition Related to Net Sales. We currently generate revenue primarily from sales of our gamma detection products; however, sales of blood flow products constituted approximately 12% of total revenues for the first quarter of 2006 and are expected to increase in the future. Our standard shipping terms are FOB shipping point, and title and risk of loss passes to the customer upon shipment. We generally recognize sales revenue related to sales of our products when the products are shipped and the earnings process has been completed. However, in cases where product is shipped but the earnings process is not yet completed, revenue is deferred until it has been determined that the earnings process has been completed. Our customers have no right to return products purchased in the ordinary course of business.

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

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base these estimates and assumptions upon historical experience and existing, known circumstances. Actual results could differ from those estimates. Specifically, management may make significant estimates in the following areas:

•
Stock-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. Compensation cost arising from stock-based awards is recognized as expense using the straight-line method over the vesting period. We used the modified prospective application method in adopting SFAS No. 123 (R). We use the Black-Scholes option pricing model to value share-based payments. The valuation assumptions used have not changed from those used under SFAS No. 123. Prior to the adoption of SFAS No. 123(R), we followed the guidance in APB No. 25 which resulted in disclosure only of the financial impact of stock options. Financial statements of the Company for periods prior to January 1, 2006 do not reflect any recorded stock-based compensation expense. In adopting SFAS No. 123(R), we made no modifications to outstanding stock options, nor do we have any other outstanding share-based payment instruments subject to SFAS No. 123(R). Based in part on the anticipated adoption of SFAS No. 123(R), the Company generally reduced number of stock options issued by individual in 2005 and shortened the vesting periods, with a portion of the options vesting immediately and the remainder vesting over a two-year period as compared to our previous practice of issuing stock options that vested over a three-year period. We will continue to evaluate compensation trends and may further revise our option granting practices in future years.

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

•
Impairment or Disposal of Long-Lived Assets. We account for long-lived assets in accordance with the provisions of SFAS No. 144. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of March 31, 2006, the most significant long-lived assets on our balance sheet relate to assets recorded in connection with the acquisition of Cardiosonix and gamma detection device patents related to ILM. The recoverability of these assets is based on the financial projections and models related to the future sales success of Cardiosonix’ products and the continuing success of our gamma detection product line. As such, these assets could be subject to significant adjustment should the Cardiosonix technology not be successfully commercialized or the sales amounts in our current projections not be realized.

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

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of our company. From time to time, our representatives and we may make written or verbal forward-looking statements, including statements contained in this report and other company filings with the SEC and in our reports to stockholders. Statements that relate to other than strictly historical facts, such as statements about our plans and strategies, expectations for future financial performance, new and existing products and technologies, anticipated clinical and regulatory pathways, and markets for our products are forward-looking statements within the meaning of the Act. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will” and other similar expressions identify forward-looking statements. The forward-looking statements are and will be based on our then-current views and assumptions regarding future events and operating performance, and speak only as of their dates. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors including, but not limited to, our continuing operating losses, uncertainty of market acceptance of our products, reliance on third party manufacturers, accumulated deficit, future capital needs, uncertainty of capital funding, dependence on limited product line and distribution channels, competition, limited marketing and manufacturing experience, risks of development of new products, regulatory risks, and other risks detailed in our most recent Annual Report on Form 10-KSB and other SEC filings. We undertake no obligation to publicly update or revise any forward-looking statements.

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

Items 4 and 5 are not applicable and have been omitted.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOPROBE CORPORATION
(the Company)
Dated: May 15, 2006

By:  /s/ David C. Bupp

David C. Bupp
President and Chief Executive Officer
(duly authorized officer; principal executive officer)

By:  /s/ Brent L. Larson

Brent L. Larson
Vice President, Finance and Chief Financial Officer
(principal financial and accounting officer)