Form 10QSB
period 2006-06-30
NEOPROBE CORP
filed 2006-08-14
CIK 810509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
☒
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006

or
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

614-793-7500
(Issuer's telephone number)

58,691,046 shares of common stock, par value $.001 per share
(Number of shares of issuer’s common equity outstanding as of the close of business on August 1, 2006)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 58,691,046 shares of common stock, par value $.001 per share (as of the close of business on August 1, 2006).

Transitional Small Business Disclosure Format (check one) Yes ☐  No ☒

NEOPROBE CORPORATION and SUBSIDIARIES

INDEX

Item 1. Financial Statements	3

Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	3

Consolidated Statements of Operations for the Three-Month and Six-Month Periods Ended June 30, 2006 and
June 30, 2005	5

Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2006 and June 30, 2005	6

Notes to the Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

The Company	15

Overview	15

Results of Operations	17

Liquidity and Capital Resources	19

Recent Accounting Developments	20

Critical Accounting Policies	21

Forward-Looking Statements	23

Item 3. Controls and Procedures	24

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 6. Exhibits	25

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets

ASSETS	June 30, 2006 (unaudited)	December 31, 2005
Current assets:
Cash and cash equivalents	$4,726,719	$4,940,946
Available-for-sale securities	-	1,529,259
Accounts receivable, net	911,243	673,008
Inventory	812,582	803,703
Prepaid expenses and other	242,349	501,557

Total current assets	6,692,893	8,448,473

Property and equipment	2,109,342	2,051,793
Less accumulated depreciation and amortization	1,818,852	1,768,558

	290,490	283,235

Patents and trademarks	3,183,393	3,162,547
Acquired technology	237,271	237,271
	3,420,664	3,399,818
Less accumulated amortization	1,428,142	1,300,908

	1,992,522	2,098,910

Other assets	630,340	739,823

Total assets	$9,606,245	$11,570,441

Continued

Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets, continued

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2006 (unaudited)	December 31, 2005
Current liabilities:
Accounts payable	$281,923	$207,824
Accrued liabilities and other	288,555	821,781
Capital lease obligations, current	17,907	19,530
Deferred revenue, current	242,749	252,494
Notes payable to finance companies	66,619	200,054

Total current liabilities	897,753	1,501,683

Capital lease obligations	23,982	31,855
Deferred revenue	36,770	41,132
Note payable to CEO, net of discount of $22,803 and $26,249, respectively	77,197	73,751
Note payable to investor, net of discount of $1,824,200 and $2,099,898, respectively	6,175,800	5,900,102
Other liabilities	3,897	5,122

Total liabilities	7,215,399	7,553,645

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized at June 30, 2006 and December 31, 2005; none issued and outstanding
Common stock; $.001 par value; 150,000,000 shares authorized, 58,690,046 shares issued and outstanding at June 30, 2006; 58,622,059 shares issued and outstanding at December 31, 2005	58,690	58,622
Additional paid-in capital	135,068,330	134,903,259
Accumulated deficit	(132,736,174)	(130,947,103)
Accumulated other comprehensive income	-	2,018

Total stockholders’ equity	2,390,846	4,016,796

Total liabilities and stockholders’ equity	$9,606,245	$11,570,441

See accompanying notes to the consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net sales	$1,433,991	$1,700,878	$3,221,909	$3,166,765
Cost of goods sold	600,762	642,233	1,337,982	1,205,556
Gross profit	833,229	1,058,645	1,883,927	1,961,209

Operating expenses:
Research and development	642,573	1,303,369	1,476,756	1,941,814
Selling, general and administrative	753,812	827,832	1,606,295	1,663,947
Total operating expenses	1,396,385	2,131,201	3,083,051	3,605,761

Loss from operations	(563,156)	(1,072,556)	(1,199,124)	(1,644,552)

Other income (expenses):
Interest income	61,788	67,916	127,991	108,879
Interest expense	(363,426)	(333,905)	(719,960)	(661,478)
Increase in warrant liability	-	-	-	(142,427)
Other	3,325	(5,866)	2,022	(7,604)
Total other expenses	(298,313)	(271,855)	(589,947)	(702,630)

Net loss	$(861,469)	$(1,344,411)	$(1,789,071)	$(2,347,182)

Net loss per common share:
Basic	$(0.01)	$(0.02)	$(0.03)	$(0.04)
Diluted	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Weighted average shares outstanding:
Basic	58,560,046	58,455,008	58,535,631	58,386,434
Diluted	58,560,046	58,455,008	58,535,631	58,386,434

See accompanying notes to the consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,789,071)	$(2,347,182)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	196,668	300,560
Amortization of debt discount and offering costs	388,627	329,611
Increase in warrant liability	-	142,427
Stock option expense	138,526	-
Other	21,019	2,450
Changes in operating assets and liabilities:
Accounts receivable	(238,235)	40,865
Inventory	(64,773)	84,596
Prepaid expenses and other assets	261,208	201,739
Accounts payable	74,099	219,450
Accrued liabilities and other liabilities	(534,451)	29,585
Deferred revenue	(14,107)	130,540

Net cash used in operating activities	(1,560,490)	(865,359)

Cash flows from investing activities:
Purchases of available-for-sale securities	-	(4,744,030)
Maturities of available-for-sale securities	1,531,000	500,000
Purchases of property and equipment	(23,057)	(45,743)
Proceeds from sales of property and equipment	4,097	11,855
Patent and trademark costs	(20,846)	(10,898)

Net cash provided by (used in) investing activities	1,491,194	(4,288,816)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	57,922
Payment of debt issuance costs	(5,000)	(9,635)
Payment of notes payable	(130,435)	(154,897)
Payments under capital leases	(9,496)	(6,908)
Other	-	20

Net cash used in financing activities	(144,931)	(113,498)

Net decrease in cash and cash equivalents	(214,227)	(5,267,673)

Cash and cash equivalents, beginning of period	4,940,946	9,842,658

Cash and cash equivalents, end of period	$4,726,719	$4,574,985

See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements
(unaudited)
1.	Basis of Presentation

The information presented as of June 30, 2006 and 2005 and for the three-month and six-month periods then ended is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Neoprobe Corporation (Neoprobe, the Company, or we) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results for the interim periods are not necessarily indicative of results to be expected for the year. The consolidated financial statements should be read in conjunction with Neoprobe’s audited consolidated financial statements for the year ended December 31, 2005, which were included as part of our Annual Report on Form 10-KSB.

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

We are continuing to use the Black-Scholes option pricing model to value share-based payments. Compensation cost arising from stock-based awards is recognized as expense using the straight-line method over the vesting period. As of June 30, 2006, there was approximately $407,000 of total unrecognized compensation cost related to unvested stock-based awards, which we expect to recognize over remaining weighted average vesting terms of 1.4 years. For the three-month and six-month periods ended June 30, 2006, our total stock-based compensation expense was $59,000 and $139,000, respectively. We have not recorded any income tax benefit related to stock-based compensation in any of the three-month and six-month periods ended June 30, 2006 and 2005.

As permitted by SFAS No. 123, prior to 2006 Neoprobe accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The following table illustrates the effect on net loss and net loss per share for the three-month and six-month periods ended June 30, 2005 as if compensation cost for our stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net loss, as reported	$(1,344,411)	$(2,347,182)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(91,470)	(305,770)

Pro forma net loss	$(1,435,881)	$(2,652,952)

Loss per common share:
As reported (basic and diluted)	$(0.02)	$(0.04)
Pro forma (basic and diluted)	$(0.02)	$(0.05)

During the first six months of 2005, the Board of Directors granted options to directors and certain employees to purchase 338,000 shares of our common stock, exercisable at an average price of $0.67 per share, vesting over three years. No options were granted during the first six months of 2006. As of June 30, 2006, we have 5.4 million options outstanding under three stock option plans. Of the outstanding options, 4.0 million options have vested as of June 30, 2006, at an average exercise price of $0.47 per share.

3.	Comprehensive Income (Loss)

Due to our net operating loss position, there are no income tax effects on comprehensive income (loss) components for the three-month and six-month periods ended June 30, 2006 and 2005.

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005

Net loss	$(861,469)	$(1,344,411)
Unrealized gains (losses) on securities	55	(3,962)

Other comprehensive loss	$(861,414)	$(1,348,373)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

Net loss	$(1,789,071)	$(2,347,182)
Unrealized losses on securities	(2,018)	(6,160)

Other comprehensive loss	$(1,791,089)	$(2,353,342)

4.	Earnings Per Share

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the periods, adjusted for the effects of convertible securities, options and warrants, if dilutive.

	Three Months Ended June 30, 2006		Three Months Ended June 30, 2005
	Basic Earnings Per Share	Diluted Earnings Per Share	Basic Earnings Per Share	Diluted Earnings Per Share

Outstanding shares	58,690,046	58,690,046	58,585,008	58,585,008
Effect of weighting changes in outstanding shares	-	-	-	-
Contingently issuable shares	(130,000)	(130,000)	(130,000)	(130,000)

Adjusted shares	58,560,046	58,560,046	58,455,008	58,455,008

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
	Basic Earnings Per Share	Diluted Earnings Per Share	Basic Earnings Per Share	Diluted Earnings Per Share

Outstanding shares	58,690,046	58,690,046	58,585,008	58,585,008
Effect of weighting changes in outstanding shares	(24,415)	(24,415)	(68,574)	(68,574)
Contingently issuable shares	(130,000)	(130,000)	(130,000)	(130,000)

Adjusted shares	58,535,631	58,535,631	58,386,434	58,386,434

There is no difference in basic and diluted loss per share related to the three-month and six-month periods ended June 30, 2006 and 2005. The net loss per common share for these periods excludes 41,242,351 and 40,274,030, respectively, of common shares issuable upon exercise of outstanding stock options and warrants into our common stock or upon the conversion of convertible debt since such inclusion would be anti-dilutive.

5.	Inventory

The components of inventory are as follows:

	June 30, 2006 (unaudited)	December 31, 2005

Materials and component parts	$329,169	$461,218
Finished goods	483,413	342,485

	$812,582	$803,703

6.	Intangible Assets

The major classes of intangible assets are as follows:

		June 30, 2006		December 31, 2005
	Wtd Avg Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents and trademarks	10.0 yrs	$3,183,393	$1,275,143	$3,162,547	$1,164,763
Acquired technology	2.5 yrs	237,271	152,999	237,271	136,145

Total		$3,420,664	$1,428,142	$3,399,818	$1,300,908

The estimated future amortization expenses for the next five fiscal years are as follows:

Estimated Amortization Expense

For the year ended 12/31/2006	$262,992
For the year ended 12/31/2007	226,830
For the year ended 12/31/2008	201,976
For the year ended 12/31/2009	168,267
For the year ended 12/31/2010	168,267

7.	Product Warranty

We warrant our products against defects in design, materials, and workmanship generally for a period of one year from the date of sale to the end customer, except in cases where the product has a limited use as designed. Our accrual for warranty expenses is adjusted periodically to reflect actual experience. Our primary marketing partner, Ethicon Endo-Surgery, Inc. (EES), a Johnson & Johnson company, also reimburses us for a portion of warranty expense incurred based on end customer sales they make during a given fiscal year. Payments charged against the reserve are disclosed net of EES’ estimated reimbursement.

The activity in the warranty reserve account for the three-month and six-month periods ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Warranty reserve at beginning of period	$43,725	$66,500	$41,185	$66,000
Provision for warranty claims and changes in reserve for warranties	9,823	7,040	23,274	30,613
Payments charged against the reserve	(10,883)	(24,945)	(21,794)	(48,018)

Warranty reserve at end of period	$42,665	$48,595	$42,665	$48,595

8.	Notes Payable

In December 2004, we completed a private placement of four-year convertible promissory notes in an aggregate principal amount of $8.1 million with Biomedical Value Fund, L.P., Biomedical Offshore Value Fund, Ltd. and David C. Bupp (our President and CEO). Biomedical Value Fund, L.P. and Biomedical Offshore Value Fund, Ltd. are funds managed by Great Point Partners, LLC. The notes bear interest at 8% per annum, payable quarterly on each March 31, June 30, September 30 and December 31 of each year, and are freely convertible into shares of our common stock at a price of $0.40 per share. Neoprobe may force conversion of the notes prior to their stated maturity under certain circumstances. All of our material assets, except the intellectual property associated with our Lymphoseek® and RIGS® products under development, have been pledged as collateral for these notes.

In addition to the security interest in our assets, the notes carry substantial covenants that impose significant requirements on us, including, among others, requirements that: we pay all principal, interest and other charges on the notes when due; we use the proceeds from the sale of the notes only for permitted purposes such as Lymphoseek development and general corporate purposes; we nominate and recommend for election as a director a person designated by the holders of the notes (as of June 30, 2006, the holders of the notes have not designated a potential board member); we keep reserved out of our authorized shares of common stock sufficient shares to satisfy our obligation to issue shares on conversion of the notes and the exercise of the warrants issued in connection with the sale of the notes; we achieve annual revenues on a consolidated basis of at least $6.5 million in 2006 and $9.0 million in each year thereafter; we maintain minimum cash balances of $3.5 million at June 30, 2006 and at the end of each six-month period thereafter; and we indemnify the purchasers of the notes against certain liabilities. Additionally, with certain exceptions, the notes prohibit us from: amending our organizational or governing agreements and documents, entering into any merger or consolidation, dissolving the company or liquidating its assets, or acquiring all or any substantial part of the business or assets of any other person; engaging in transactions with any affiliate; entering into any agreement inconsistent with our obligations under the notes and related agreements; incurring any indebtedness, capital leases, or contingent obligations outside the ordinary course of business; granting or permitting liens against or security interests in our assets; making any material dispositions of our assets outside the ordinary course of business; declaring or paying any dividends or making any other restricted payments; or making any loans to or investments in other persons outside of the ordinary course of business.

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

During the first six months of 2005, 143,278 of our Series R and 63,587 of our Series S warrants that were issued in October 2003 were exercised and we realized net proceeds of $57,922. No warrants were exercised during the first six months of 2006.

At June 30, 2006 there are 17.0 million warrants outstanding to purchase our common stock. The warrants are exercisable at prices ranging from $0.13 to $0.75 per share with a weighted average exercise price $0.40 per share.

10.	Segment and Subsidiary Information

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

The information in the following table is derived directly from each segment’s financial reporting.

($ amounts in thousands) Three Months Ended June 30, 2006	Gamma Detection Devices	Blood Flow Devices	Drug and Therapy Products	Corporate	Total

Net sales:
United States[1]	$1,252	$17	$-	$-	$1,269
International	33	132	-	-	165
Research and development expenses	235	201	207	-	643
Selling, general and administrative expenses, excluding depreciation and amortization[2]	-	-	-	658	658
Depreciation and amortization	22	59	-	15	96
Income (loss) from operations[3]	513	(196)	(207)	(673)	(563)
Other income (expenses)[4]	-	-	-	(298)	(298)

Total assets, net of depreciation and amortization:
United States operations	1,285	523	35	5,658	7,501
Israeli operations (Cardiosonix Ltd.)	-	2,105	-	-	2,105
Capital expenditures	-	1	-	5	6

Three Months Ended June 30, 2005

Net sales:
United States[1]	$1,596	$-	$-	$-	$1,596
International	16	89	-	-	105
Research and development expenses	84	390	829	-	1,303
Selling, general and administrative expenses, excluding depreciation and amortization[2]	-	-	-	677	677
Depreciation and amortization	30	106	1	14	151
Income (loss) from operations[3]	888	(439)	(830)	(691)	(1,073)
Other income (expenses)[4]	-	-	-	(272)	(272)

Total assets, net of depreciation and amortization:
United States operations	948	163	8	9,943	11,062
Israeli operations (Cardiosonix Ltd.)	-	2,618	-	-	2,618
Capital expenditures	-	16	-	3	19

($ amounts in thousands) Six Months Ended June 30, 2006	Gamma Detection Devices	Blood Flow Devices	Drug and Therapy Products	Corporate	Total

Net sales:
United States[1]	$2,731	$52	$-	$-	$2,783
International	128	311	-	-	439
Research and development expenses	347	458	672	-	1,477
Selling, general and administrative expenses, excluding depreciation and amortization[2]	-	-	-	1,409	1,409
Depreciation and amortization	50	118	-	29	197
Income (loss) from operations[3]	1,306	(395)	(672)	(1,438)	(1,199)
Other income (expenses) [4]	-	-	-	(590)	(590)

Total assets, net of depreciation and amortization:
United States operations	1,285	523	35	5,658	7,501
Israeli operations (Cardiosonix Ltd.)	-	2,105	-	-	2,105
Capital expenditures	-	2	-	21	23

Six Months Ended June 30, 2005

Net sales:
United States[1]	$2,950	$56	$-	$-	$3,006
International	58	103	-	-	161
Research and development expenses	122	740	1,080	-	1,942
Selling, general and administrative expenses, excluding depreciation and amortization[2]	-	-	-	1,363	1,363
Depreciation and amortization	64	207	1	29	301
Income (loss) from operations[3]	1,681	(853)	(1,081)	(1,392)	(1,645)
Other income (expenses) [4]	-	-	-	(703)	(703)

Total assets, net of depreciation and amortization:
United States operations	948	163	8	9,943	11,062
Israeli operations (Cardiosonix Ltd.)	-	2,618	-	-	2,618
Capital expenditures	-	32	1	11	44

1 All sales to EES are made in the United States. EES distributes the product globally through its international affiliates.
2 Selling, general and administrative expenses, excluding depreciation and amortization, represent expenses that relate to the general administration of the Company and as such are not currently allocated to our individual reportable segments.
3 Income (loss) from operations does not reflect the allocation of selling, general and administrative expenses to the operating segments.
4 Amounts consist primarily of interest income and interest expense which are not currently allocated to our individual reportable segments.

11.	Supplemental Disclosure for Statements of Cash Flows

During the first six months of 2006 and 2005, we paid interest aggregating $331,000 and $346,000, respectively. During the first six months of 2005, we purchased equipment under capital leases totaling $20,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company

Neoprobe Corporation is a biomedical technology company that provides innovative surgical and diagnostic products that enhance patient care by meeting the critical decision-making needs of physicians. The December 2001 acquisition of Cardiosonix Ltd. (Cardiosonix) expanded our potential product offerings beyond the neo2000® gamma detection device, which is marketed in the oncology arena, into the area of blood flow measurement and cardiac care. Cardiosonix has received marketing clearance for two of its products, Quantix/ND™ and Quantix/OR™, in the U.S. and in Europe. Neoprobe is commercializing the proprietary Cardiosonix blood flow monitoring devices for a variety of diagnostic and surgical applications. In addition to our medical device products, we have two radiopharmaceutical products, Lymphoseek® and RIGScan® CR, in the advanced phases of clinical development. In January 2005 we also formed a majority-owned (90%) subsidiary, Cira Biosciences, Inc. (Cira Bio) to advance our activated cellular therapy (ACT) platform.

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

Our revenue for the first six months of 2006 was consistent with our original expectations. Our sales of Quantix® blood flow devices for the first six months of 2006 represent a combination of demonstration and customer unit sales. We expect that net sales of gamma detection devices for 2006 will be consistent with 2005; however, further price declines or unfavorable foreign currency exchange rate movements may adversely affect our revenue for the remainder of 2006. We continue to expect that our sales of blood flow measurement devices for 2006 will exceed 2005 by a significant percentage. However, future sales of Quantix devices remain highly dependent upon our ability to maintain and train our new marketing and distribution partners, the success of our distribution partners in generating sales leads and ultimately on physician response to the products themselves.

Our operating expenses during the first six months of 2006 were focused primarily on support of Lymphoseek product development. However, we continued to invest in our Quantix blood flow measurement line and our neo2000 gamma detection device line, and to a lesser extent on our RIGScan CR technology and Cira Bio’s ACT technology. We expect our development expenses to increase over the remainder of 2006 as we conduct multi-center Phase 2 and Phase 3 clinical evaluations of Lymphoseek. We expect to continue to incur development expenses to support and to innovate our device product lines as well as move our other product initiatives forward. We will also continue to invest in marketing and clinical development support for our blood flow products during the remainder of 2006 as we work with our distribution partners to expand market penetration of our Quantix product lines.

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

•	Authorized by FDA to commence patient enrollment in a Phase 2 clinical study of Lymphoseek;
•	Received cGMP-produced Lymphoseek drug kits from Cardinal Health, Inc.;
•	Reviewed Phase 2 Lymphoseek protocol and clinical program with clinical investigators at the Society of Surgical Oncology meeting;
•	Commenced Phase 2 Lymphoseek clinical study with cGMP-produced drug;
•	Completed Investigational New Drug (IND) amendment submission for RIGScan CR;
•	Received first commercial production of Quantix devices from U.S.-based contract manufacturer; and
•	Completed an agreement with ESTECH, Inc. for the distribution of the Quantix/OR in the U.S.

In September 2005, Neoprobe received a letter from FDA confirming feedback from discussions regarding our IND application for Lymphoseek. The letter formalized FDA’s feedback and was consistent with the information that the agency had provided in the first half of 2005. In its feedback, FDA formalized a very stringent non-clinical template for drug safety involving a total of seven tests. All seven non-clinical tests, including repeat dose studies, were completed and we received the final reports. The final reports were submitted to FDA in late December 2005. Based on a review of the information from all of these tests, we are not aware of any drug-related adverse results. FDA’s September 2005 letter also confirmed that we will be required to use commercial drug, produced under commercial conditions, in the conduct of the Phase 2 trial, rather than the laboratory grade material produced by the University of California, San Diego, as originally planned. The additional non-clinical tests and the requirement to use commercial drug resulted in delays to the start of multi-center studies of Lymphoseek. However, we believe that use of commercially produced drug will help in FDA’s review of the New Drug Application (NDA) regarding efficacy from the pivotal (i.e., Phase 3) trial and will ultimately put us in a much stronger regulatory position once the NDA is filed.

Our drug manufacturing partners, Reliable Biopharmaceuticals and Cardinal Health, completed their development and validation work and provided responses to the CMC questions raised by FDA, which, along with the previously completed non-clinical testing results, were submitted to FDA for review in April. Cardinal Health completed initial commercial drug production and the commercial-quality drug packaged and labeled and available for clinical trial use. However, even though commercial drug is available, it may still not be marketed for sale until the appropriate regulatory clearances have been obtained. We cannot assure you that such regulatory clearances will be obtained on a timely basis, if at all.

The effects of these changes required us to adjust our original timelines and expectations for Lymphoseek over the last several months. We were notified by FDA in May 2006 that they completed their review of our recent submissions and that we were released from clinical hold to commence patient enrollment for a Phase 2 clinical study of Lymphoseek. We began patient screening and enrollment activities for the Phase 2 trial during July 2006 and expect to be in a position to report preliminary results on the first 40 patients in late September or early October. This will likely mean that the pivotal trial or Phase 3 clinical study will start sometime in late 2006 (at the earliest) or in early 2007 pending obtaining appropriate regulatory and clinical site clearances. Our current goal is to file the NDA by the middle of 2007; however, we believe that strenuously following the guidance we are receiving from FDA will ultimately pay dividends in the review process for the NDA as we remain highly confident in the clinical benefit and market potential of Lymphoseek. We believe that Lymphoseek can be commercialized by mid-2008 and, if approved, should provide a significant positive financial contribution to Neoprobe in 2008. As a result of the delays we have experienced and modifications made to the number of patients we expect to enroll, as well as revisions in our regulatory pathway, our current estimate of total out-of-pocket development costs has increased to approximately $6 million. In addition, Neoprobe has discussed the drug approval and registration process through the centralized European drug evaluation procedures with the European Medicinal Evaluation Agency (EMEA) in London. We intend to use the results from the Phase 3 clinical evaluation of Lymphoseek to support the drug registration application process with the EMEA.

With respect to our RIGS initiative, our current efforts are focused on preparing a Special Protocol Assessment (SPA) request related to RIGS which we believe will be important in attracting a potential development partner. In that regard, we have established a corporate IND for a second-generation humanized version of the RIGS antibody. With the establishment of a corporate IND, responsibility for the clinical and commercial development of this humanized version of RIGScan CR has now been officially transferred from a physician-sponsored IND to Neoprobe. Neoprobe’s contract statisticians have also concluded, based on data published in 2005 on adjuvant post-operative chemotherapies for colorectal cancer, that it will be necessary to increase the number of patients in a proposed pivotal trial for RIGScan CR to approximately 2,300 in order to show a statistically valid differential in time to recurrence between patients treated using RIGScan CR versus other more traditional methods. We expect the increase in patients will cause an increase in the development cost; however, we also expect that the effect on the development timeline, once a partner is secured and development commences, will be less than six months. It remains our intent to seek a development partner to assist in or take full responsibility for funding of RIGScan CR development. In the meantime, until a partner is secured, we are moving forward with our plans to submit to FDA a request for a SPA related to RIGS; however, we do not expect to incur any significant additional expenses related to RIGS until a partner is secured.

Our efforts to raise capital to support the development activities of our subsidiary, Cira Bio, have thus far been unsuccessful due, we believe, to recent developmental failures by potential competitors to Cira Bio’s ACT technology. We are evaluating alternative strategies to determine an appropriate way to enhance shareholder value by financing a reduced clinical development strategy for Cira Bio.

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

Our overall operating results for 2006 will be significantly affected by the amount of development costs associated with the radiopharmaceutical products. If we are unsuccessful in achieving significant commercial sales of the Quantix/OR product in 2006, or if we decide to carry out RIGS development internally, our estimates and our business plan will likely need to be modified. As a result of our decision to fund Lymphoseek development internally, we do not expect to achieve operating profit during 2006. In addition, our net loss and net loss per share will likely continue to be significantly impacted by the non-cash interest expense we expect to record related to the accounting treatment for the beneficial conversion feature of the convertible debt and for the warrants issued in connection with the private placement we completed in December 2004. Also, we cannot assure you that our current or potential new products will be successfully commercialized, that we will achieve significant product revenues, or that we will achieve or be able to sustain profitability in the future.

Results of Operations

Revenue for the first six months of 2006 remained constant at $3.2 million compared to the same period in 2005. Research and development expenses, as a percentage of net sales, decreased to 46% during the first six months of 2006 from 61% during the same period in 2005. Selling, general and administrative expenses, as a percentage of net sales, decreased to 50% during the first six months of 2006 from 53% during the same period in 2005. Due to the ongoing development activities of the Company, research and development expenses as a percentage of sales are expected to be higher in the second half and full year of 2006 than they were in 2005. In addition, should we be successful in our ongoing commercialization activities related to the Quantix product line, selling, general and administrative expenses as a percentage of sales are expected to decrease in 2006 compared to 2005.

Three Months Ended June 30, 2006 and 2005

Net Sales and Margins. Net sales, primarily comprised of our gamma detection systems, decreased $267,000, or 16%, to $1.4 million during the second quarter of 2006 from $1.7 million during the same period in 2005. Gross margins on net sales decreased to 58% of net sales for the second quarter of 2006 compared to 62% of net sales for the same period in 2005. The decrease in net sales was the combined result of decreases of $320,000 in gamma detection device sales due to decreased unit sales as well as decreased unit prices coupled with a decrease of $27,000 in gamma detection device extended service contract revenue which were offset by increases of $59,000 in blood flow device sales and $22,000 in gamma detection device service revenue. The decrease in gross margins on net product sales was due to the decrease in gamma detection device prices coupled with a greater proportion of blood flow devices being sold on a wholesale basis to distributors as opposed to on a retail basis to end customers.

Research and Development Expenses. Research and development expenses decreased $661,000 or 51% to $643,000 during the second quarter of 2006 from $1.3 million during the same period in 2005. Research and development expenses in the second quarter of 2006 included approximately $235,000 in gamma detection device development costs, $207,000 in drug and therapy product development costs, and $201,000 in product design activities for the Quantix/OR system. This compares to expenses of $84,000, $830,000 and $390,000 in these relative segment categories during the same period in 2005. The changes in each category were primarily due to (i) increased development activities related to updated versions of our gamma detection devices, (ii) delays in commencing Lymphoseek Phase 2 clinical trials offset by non-clinical and manufacturing validation activities, and (iii) reduced costs of product refinement and manufacturing transfer activities related to the Quantix/OR.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $74,000 or 9% to $754,000 during the second quarter of 2006 from $828,000 during the same period in 2005. Decreases in amortization of intangible assets, marketing costs and insurance were offset by increases in base compensation, including $29,000 of stock option compensation required to be expensed under SFAS No. 123(R).

Other Income (Expenses). Other expenses increased $26,000 to $298,000 during the second quarter of 2006 from $272,000 during the same period in 2005. The primary reason for the increase was an increase of $30,000 in interest expense on debt financings we entered into during 2004. Of this interest expense, $198,000 and $168,000 in the second quarter of 2006 and 2005, respectively, was non-cash in nature related to the amortization of debt issuance costs and discounts resulting from the warrants and beneficial conversion features of the convertible debt. These increases were offset by an increase of $6,000 in interest income resulting from higher interest rates earned on our cash and investments during the second quarter of 2006 compared to the same period in 2005.

Six Months Ended June 30, 2006 and 2005

Net Sales and Margins. Net sales, primarily of our gamma detection systems, remained constant at $3.2 million during the first six months of 2006 and 2005. Gross margins on net sales decreased to 58% of net sales for the first six months of 2006 compared to 62% of net sales for the same period in 2005. Increases of $203,000 in blood flow device sales were offset by decreases of $141,000 in gamma detection device sales experienced due primarily to an approximately 5% decline in sales prices on relatively consistent volumes. The decrease in gross margins on net product sales was due to the decrease in gamma detection device sales prices coupled with a greater proportion of blood flow devices being sold on a wholesale basis to distributors as opposed to on a retail basis to end customers.

Research and Development Expenses. Research and development expenses decreased $465,000 or 24% to $1.5 million during the first six months of 2006 from $1.9 million during the same period in 2005. Research and development expenses in the first six months of 2006 included approximately $672,000 in drug and therapy product development costs, $458,000 in product design activities for the Quantix/OR system and $347,000 in gamma detection device development costs. This compares to expenses of $1.1 million, $740,000 and $122,000 in these relative segment categories during the same period in 2005. The changes in each category were primarily due to (i) delays in commencing Lymphoseek Phase 2 clinical trials offset by non-clinical and manufacturing validation activities, (ii) reduced costs of product refinement and manufacturing transfer activities related to the Quantix/OR, and (iii) increased development activities related to updated versions of our gamma detection devices.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $58,000 or 3% to $1.6 million during the first six months of 2006 from $1.7 million during the same period in 2005. Decreases in amortization of intangible assets, professional services, insurance and investor relations were offset by increases in base compensation, including $56,000 of stock option compensation required to be expensed under SFAS No. 123(R), coupled with increases in marketing, recruiting and facilities expenses.

Other Income (Expenses). Other expenses decreased $113,000 to $590,000 during the first six months of 2006 from $703,000 during the same period in 2005. The primary reason for the decrease was the first quarter 2005 increase in warrant liability of $142,000 resulting from the accounting treatment for the warrants we issued in connection with the private placement of convertible debt we completed in December 2004. In addition, we recorded an increase of $19,000 in interest income resulting from higher interest rates on our cash and investments during the first six months of 2006 compared to the same period in 2005. These decreases were offset by an increase of $58,000 in interest expense on debt financings we entered into during 2004. Of this interest expense, $389,000 and $330,000 in the first six months of 2006 and 2005, respectively, was non-cash in nature related to the amortization of debt issuance costs and discounts resulting from the warrants and beneficial conversion features of the convertible debt.

Liquidity and Capital Resources

Operating Activities. Cash used in operations increased $695,000 to $1.6 million used during the first six months of 2006 compared to $865,000 used during the same period in 2005. Working capital decreased $1.2 million to $5.8 million at June 30, 2006 compared to $6.9 million at December 31, 2005. The current ratio increased to 7.5:1 at June 30, 2006 from 5.6:1 at December 31, 2005. The decrease in working capital was primarily related to cash used in operations, mainly for research and development activities.

Cash and investment balances decreased to $4.7 million at June 30, 2006 from $6.5 million at December 31, 2005, primarily as a result of cash used to fund operating activities and service our debt during the first six months of 2006.

Accounts receivable increased to $911,000 at June 30, 2006 from $673,000 at December 31, 2005. The increase was primarily a result of increased sales of blood flow measurement devices coupled with normal fluctuations in timing of purchases and payments by EES. We expect overall receivable levels will continue to fluctuate during 2006 depending on the timing of purchases and payments by EES. However, on average, we expect accounts receivable balances will start to increase commensurate with anticipated increases in sales of blood flow products to our distributors, many of whom are foreign-domiciled entities who typically pay at a slower rate than domestic companies. Such increases, if any, will require the increased use of our cash resources over time.

Inventory levels increased slightly to $813,000 at June 30, 2006 compared to $804,000 at December 31, 2005. Materials and component parts were consumed as we manufactured finished goods. We expect inventory levels to increase during 2006 as we ramp up our blood flow device business and reassess our gamma detection and blood flow measurement device safety stock levels.

Investing Activities. Investing activities provided $1.5 million during the first six months of 2006 versus $4.3 million used during the same period in 2005. Available-for-sale securities of $1.5 million matured during the first six months of 2006. We purchased $4.7 million of available-for-sale securities during the first six months of 2005. Capital expenditures during the first six months of 2006 were primarily for software. Capital expenditures during the first six months of 2005 were split between purchases of office equipment and production tools and equipment. We expect to make capital expenditures during the second half of 2006 primarily for production tooling and equipment; however, we expect our overall capital expenditures for 2006 will be lower than for 2005.

Financing Activities. Cash used in financing activities increased $31,000 to $145,000 during the first six months of 2006 from $113,000 during the same period in 2005. Proceeds from the issuance of common stock were $58,000 during the first six months of 2005. Payments of notes payable were $130,000 and $155,000 during the first six months of 2006 and 2005, respectively.

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

Our near-term business priorities are to complete multi-center trials for our Lymphoseek product, develop innovations for our gamma detection device line, support the launch of the reengineered version of the Quantix/OR products, identify a development and commercialization partner for our RIGS technology, and identify funding sources for our ACT technology. Our future liquidity and capital requirements to execute our near-term plans will depend on a number of factors, including our ability to raise additional capital in a timely manner through additional investment, expanded market acceptance of our current products, our ability to complete the commercialization of new products, our ability to monetize our investment in non-core technologies, our ability to obtain milestone or development funds from potential development and distribution partners, regulatory actions by FDA and international regulatory bodies, and intellectual property protection.

We believe we have adequate capital to assure that we can properly support our current business goals and objectives; however, we are subject to certain financial covenants as a part of debt agreements as described in the footnotes to our consolidated financial statements. A failure to meet these covenants could impact our liquidity beyond 2006. Our current business plans anticipate that we will take the actions necessary to meet or exceed the applicable covenant requirements; however, we cannot assure you that we will be successful in satisfying these covenants. If we are unsuccessful in satisfying the covenants, we may have to modify our business plans, attempt to raise additional capital or seek other forms of relief. In addition, we cannot assure you that we would be successful in raising additional capital, if necessary, at terms acceptable to the Company, or at all. We also cannot assure you that we will achieve profitability again.

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

In June 2006, the FASB issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 outlines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and is required to be adopted by Neoprobe beginning January 1, 2007. We do not expect the adoption of FIN 48 to have a material impact on our consolidated results of operations and financial condition.

Critical Accounting Policies

The following accounting policies are considered by us to be critical to our results of operations and financial condition.

Revenue Recognition Related to Net Sales. We currently generate revenue primarily from sales of our gamma detection products; however, sales of blood flow products constituted approximately 11% of total revenues for the first six months of 2006 and are expected to increase in the future. Our standard shipping terms are FOB shipping point, and title and risk of loss passes to the customer upon shipment. We generally recognize sales revenue related to sales of our products when the products are shipped and the earnings process has been completed. However, in cases where product is shipped but the earnings process is not yet completed, revenue is deferred until it has been determined that the earnings process has been completed. Our customers have no right to return products purchased in the ordinary course of business.

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

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base these estimates and assumptions upon historical experience and existing, known circumstances. Actual results could differ from those estimates. Specifically, management may make significant estimates in the following areas:

•
Stock-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. Compensation cost arising from stock-based awards is recognized as expense using the straight-line method over the vesting period. We used the modified prospective application method in adopting SFAS No. 123 (R). We use the Black-Scholes option pricing model to value share-based payments. The valuation assumptions used have not changed from those used under SFAS No. 123. Prior to the adoption of SFAS No. 123(R), we followed the guidance in APB No. 25 which resulted in disclosure only of the financial impact of stock options. Financial statements of the Company for periods prior to January 1, 2006 do not reflect any recorded stock-based compensation expense. In adopting SFAS No. 123(R), we made no modifications to outstanding stock options, nor do we have any other outstanding share-based payment instruments subject to SFAS No. 123(R). Based in part on the anticipated adoption of SFAS No. 123(R), the Company generally reduced the number of stock options issued to employees in 2005 and shortened the vesting periods, with a portion of the options vesting immediately and the remainder vesting over a two-year period as compared to our previous practice of issuing stock options that vested over a three-year period. We will continue to evaluate compensation trends and may further revise our option granting practices in future years.

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

•
Impairment or Disposal of Long-Lived Assets. We account for long-lived assets in accordance with the provisions of SFAS No. 144. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of June 30, 2006, the most significant long-lived assets on our balance sheet relate to assets recorded in connection with the acquisition of Cardiosonix and gamma detection device patents related to ILM. The recoverability of these assets is based on the financial projections and models related to the future sales success of Cardiosonix’ products and the continuing success of our gamma detection product line. As such, these assets could be subject to significant adjustment should the Cardiosonix technology not be successfully commercialized or the sales amounts in our current projections not be realized.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Neoprobe Corporation held its Annual Meeting of Stockholders on June 8, 2006, for the purpose of electing two directors.

(b)	At the Annual Meeting of Stockholders, the directors nominated were elected.

(c)	The following table shows the voting tabulation for the election of directors.

ACTION	FOR	WITHHELD

Election of Directors
Kirby I. Bland, M.D.	44,530,042	2,428,879
J. Frank Whitley, Jr.	44,537,877	2,421,044

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

Item 5 is not applicable and has been omitted.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                NEOPROBE CORPORATION
                (the Company)
                Dated: August 14, 2006

                By: /s/ DAVID C. BUPP

                David C. Bupp
                President and Chief Executive Officer
                (duly authorized officer; principal executive officer)

                By: /s/ BRENT L. LARSON

                Brent L. Larson
                Vice President, Finance and Chief Financial Officer
                (principal financial and accounting officer)