Form 10QSB
period 2006-09-30
NEOPROBE CORP
filed 2006-11-14
CIK 810509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☑	REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006

or

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

614-793-7500
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 58,691,046 shares of common stock, par value $.001 per share (as of the close of business on November 3, 2006).

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

NEOPROBE CORPORATION and SUBSIDIARIES

INDEX

PART I - Financial Information

Item 1. Financial Statements	3

Consolidated Balance Sheets as of
September 30, 2006 (unaudited) and December 31, 2005	3

Consolidated Statements of Operations for the Three-Month and Nine-Month Periods Ended
September 30, 2006 and September 30, 2005 (unaudited)	5

Consolidated Statements of Cash Flows for the Nine-Month Periods Ended
September 30, 2006 and September 30, 2005 (unaudited)	6

Notes to the Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations	16

The Company	16

Overview	16

Results of Operations	19

Liquidity and Capital Resources	20

Recent Accounting Developments	22

Critical Accounting Policies	23

Forward-Looking Statements	26

Item 3. Controls and Procedures	26

PART II - Other Information

Item 6. Exhibits	27

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets

ASSETS	September 30, 2006 (unaudited)	December 31, 2005
Current assets:
Cash and cash equivalents	$3,643,217	$4,940,946
Available-for-sale securities	-	1,529,259
Accounts receivable, net	662,793	673,008
Inventory	1,045,914	803,703
Prepaid expenses and other	103,997	501,557

Total current assets	5,455,921	8,448,473

Property and equipment	2,178,894	2,051,793
Less accumulated depreciation and amortization	1,857,546	1,768,558

	321,348	283,235

Patents and trademarks	3,180,318	3,162,547
Acquired technology	237,271	237,271
	3,417,589	3,399,818
Less accumulated amortization	1,494,657	1,300,908

	1,922,932	2,098,910

Other assets	573,668	739,823

Total assets	$8,273,869	$11,570,441

Continued

Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets, continued

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2006 (unaudited)	December 31, 2005
Current liabilities:
Accounts payable	$443,564	$207,824
Accrued liabilities and other	259,115	821,781
Capital lease obligations, current	16,387	19,530
Deferred revenue, current	315,698	252,494
Notes payable to finance companies	-	200,054

Total current liabilities	1,034,764	1,501,683

Capital lease obligations	20,554	31,855
Deferred revenue	37,270	41,132
Note payable to CEO, net of discount of $20,948
and $26,249, respectively	79,052	73,751
Note payable to investor, net of discount of $1,675,853
and $2,099,898, respectively	6,324,147	5,900,102
Other liabilities	3,285	5,122

Total liabilities	7,499,072	7,553,645

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares
authorized at September 30, 2006 and December 31, 2005;
none issued and outstanding	-	-
Common stock; $.001 par value; 150,000,000 shares
authorized, 58,690,046 shares issued and outstanding
at September 30, 2006; 58,622,059 shares issued and
outstanding at December 31, 2005	58,690	58,622
Additional paid-in capital	135,108,648	134,903,259
Accumulated deficit	(134,392,541)	(130,947,103)
Accumulated other comprehensive income	-	2,018

Total stockholders’ equity	774,797	4,016,796

Total liabilities and stockholders’ equity	$8,273,869	$11,570,441

See accompanying notes to the consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net sales	$957,952	$1,333,536	$4,179,861	$4,500,301
Cost of goods sold	403,190	532,601	1,741,172	1,738,157
Gross profit	554,762	800,935	2,438,689	2,762,144

Operating expenses:
Research and development	1,241,899	1,106,242	2,718,655	3,048,056
Selling, general and administrative	651,419	689,030	2,257,714	2,352,977
Total operating expenses	1,893,318	1,795,272	4,976,369	5,401,033

Loss from operations	(1,338,556)	(994,337)	(2,537,680)	(2,638,889)

Other income (expenses):
Interest income	56,520	57,596	184,511	166,475
Interest expense	(371,013)	(340,366)	(1,090,973)	(1,001,844)
Increase in warrant liability	-	-	-	(142,427)
Other	(3,318)	(7,360)	(1,296)	(14,964)
Total other expenses	(317,811)	(290,130)	(907,758)	(992,760)

Net loss	$(1,656,367)	$(1,284,467)	$(3,445,438)	$(3,631,649)

Net loss per common share:
Basic	$(0.03)	$(0.02)	$(0.06)	$(0.06)
Diluted	$(0.03)	$(0.02)	$(0.06)	$(0.06)

Weighted average shares outstanding:
Basic	58,560,046	58,469,103	58,543,859	58,414,293
Diluted	58,560,046	58,469,103	58,543,859	58,414,293

See accompanying notes to the consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(3,445,438)	$(3,631,649)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	301,877	457,986
Amortization of debt discount and offering costs	595,500	504,819
Increase in warrant liability	-	142,427
Stock compensation expense	178,844	-
Other	30,146	386
Changes in operating assets and liabilities:
Accounts receivable	10,215	(462,757)
Inventory	(319,433)	22,236
Prepaid expenses and other assets	424,560	258,636
Accounts payable	235,740	108,282
Accrued liabilities and other liabilities	(564,501)	(27,402)
Deferred revenue	59,342	110,935

Net cash used in operating activities	(2,493,148)	(2,516,101)

Cash flows from investing activities:
Purchases of available-for-sale securities	-	(5,480,787)
Maturities of available-for-sale securities	1,531,000	2,000,000
Purchases of property and equipment	(71,282)	(71,011)
Proceeds from sales of property and equipment	4,097	11,049
Patent and trademark costs	(26,898)	(17,208)

Net cash provided by (used in) investing activities	1,436,917	(3,557,957)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	57,922
Payment of debt issuance costs	(30,000)	(29,635)
Payment of notes payable	(197,054)	(225,012)
Payments under capital leases	(14,444)	(11,124)
Other	-	20

Net cash used in financing activities	(241,498)	(207,829)

Net decrease in cash and cash equivalents	(1,297,729)	(6,281,887)

Cash and cash equivalents, beginning of period	4,940,946	9,842,658

Cash and cash equivalents, end of period	$3,643,217	$3,560,771

See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation

The information presented as of September 30, 2006 and for the three-month and nine-month periods ended September 30, 2006 and September 30, 2005 is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Neoprobe Corporation (Neoprobe, the Company, or we) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results for the interim periods are not necessarily indicative of results to be expected for the year. The consolidated financial statements should be read in conjunction with Neoprobe’s audited consolidated financial statements for the year ended December 31, 2005, which were included as part of our Annual Report on Form 10-KSB.

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

We are continuing to use the Black-Scholes option pricing model to value share-based payments. Compensation cost arising from stock-based awards is recognized as expense using the straight-line method over the vesting period. As of September 30, 2006, there was approximately $91,000 of total unrecognized compensation cost related to unvested stock-based awards, which we expect to recognize over remaining weighted average vesting terms of 1.3 years. For the three-month and nine-month periods ended September 30, 2006, our total stock-based compensation expense was $40,000 and $179,000, respectively. We have not recorded any income tax benefit related to stock-based compensation in any of the three-month and nine-month periods ended September 30, 2006 and 2005.

As permitted by SFAS No. 123, prior to 2006 Neoprobe accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The following table illustrates the effect on net loss and net loss per share for the three-month and nine-month periods ended September 30, 2005 as if compensation cost for our stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net loss, as reported	$(1,284,467)	$(3,631,649)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(95,196)	(400,966)

Pro forma net loss	$(1,379,663)	$(4,032,615)

Loss per common share:
As reported (basic and diluted)	$(0.02)	$(0.06)
Pro forma (basic and diluted)	$(0.02)	$(0.07)

A summary of the status of stock options under our stock option plans as of September 30, 2006 and changes during the nine-month period then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding, January 1, 2006	5,523,974	$0.44
Granted	-	-
Exercised	-	-
Forfeited	(168,501)	$0.32
Expired	-	-
Outstanding, September 30, 2006	5,355,473	$0.44	5.9 years	-
Exercisable, September 30, 2006	4,110,640	$0.47	5.7 years	-

During the first nine months of 2005, the Board of Directors granted options to directors and certain employees to purchase 338,000 shares of our common stock, exercisable at an average price of $0.67 per share, vesting over one to three years.

At September 30, 2006, we have 130,000 restricted shares outstanding with a weighted average grant-date fair value of $7.84, all of which are pending cancellation due to failure to vest under the terms of issuance of these shares.

3.	Comprehensive Income (Loss)

Due to our net operating loss position, there are no income tax effects on comprehensive income (loss) components for the three-month and nine-month periods ended September 30, 2006 and 2005.

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005

Net loss	$(1,656,367)	$(1,284,467)
Unrealized gains on securities	-	3,370

Other comprehensive loss	$(1,656,367)	$(1,281,097)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Net loss	$(3,445,438)	$(3,631,649)
Unrealized losses on securities	(2,018)	(2,790)

Other comprehensive loss	$(3,447,456)	$(3,634,439)

4.	Earnings Per Share

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the periods, adjusted for the effects of convertible securities, options and warrants, if dilutive.

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2005
	Basic Earnings Per Share	Diluted Earnings Per Share	Basic Earnings Per Share	Diluted Earnings Per Share

Outstanding shares	58,690,046	58,690,046	58,622,059	58,622,059
Effect of weighting changes in outstanding shares	-	-	(22,956)	(22,956)
Contingently issuable shares	(130,000)	(130,000)	(130,000)	(130,000)

Adjusted shares	58,560,046	58,560,046	58,469,103	58,469,103

	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
	Basic Earnings Per Share	Diluted Earnings Per Share	Basic Earnings Per Share	Diluted Earnings Per Share

Outstanding shares	58,690,046	58,690,046	58,622,059	58,622,059
Effect of weighting changes in outstanding shares	(16,187)	(16,187)	(77,766)	(77,766)
Contingently issuable shares	(130,000)	(130,000)	(130,000)	(130,000)

Adjusted shares	58,543,859	58,543,859	58,414,293	58,414,293

There is no difference in basic and diluted loss per share related to the three-month and nine-month periods ended September 30, 2006 and 2005. The net loss per common share for these periods excludes 41,365,016 and 40,316,695, respectively, of common shares issuable upon exercise of outstanding stock options and warrants into our common stock or upon the conversion of convertible debt since such inclusion would be anti-dilutive.

5.	Inventory

We capitalize certain inventory costs associated with our Lymphoseek® product prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. We could be required to permanently write down previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors. Conversely, our gross margins may be favorably impacted if some or all of the inventory previously written down becomes available and is used for commercial sale. During the three-month period ended September 30, 2006, we capitalized $48,000 in inventory costs associated with our Lymphoseek product.

The components of inventory are as follows:

	September 30, 2006 (unaudited)	December 31, 2005

Materials and component parts	$424,648	$461,218
Finished goods	621,266	342,485

	$1,045,914	$803,703

6.	Intangible Assets

The major classes of intangible assets are as follows:

		September 30, 2006		December 31, 2005
	Wtd Avg Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents and trademarks	9.8 yrs	$3,180,318	$1,333,230	$3,162,547	$1,164,763
Acquired technology	2.3 yrs	237,271	161,427	237,271	136,145

Total		$3,417,589	$1,494,657	$3,399,818	$1,300,908

The estimated future amortization expenses for the next five fiscal years are as follows:

Estimated Amortization Expense

For the year ended 12/31/2006	$262,992
For the year ended 12/31/2007	226,830
For the year ended 12/31/2008	201,976
For the year ended 12/31/2009	168,267
For the year ended 12/31/2010	168,267

7.	Product Warranty

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

The activity in the warranty reserve account for the three-month and nine-month periods ended September 30, 2006 and 2005 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Warranty reserve at beginning of period	$42,665	$48,595	$41,185	$66,000
Provision for warranty claims and changes in reserve for warranties	4,812	12,117	28,086	42,730
Payments charged against the reserve	(10,304)	(12,117)	(32,098)	(60,135)

Warranty reserve at end of period	$37,173	$48,595	$37,173	$48,595

8.	Notes Payable

In December 2004, we completed a private placement of four-year convertible promissory notes in an aggregate principal amount of $8.1 million with Biomedical Value Fund, L.P., Biomedical Offshore Value Fund, Ltd. and David C. Bupp (our President and CEO). Biomedical Value Fund, L.P. and Biomedical Offshore Value Fund, Ltd. are funds managed by Great Point Partners, LLC. The notes bear interest at 8% per annum, payable quarterly on March 31, June 30, September 30 and December 31 of each year, and are freely convertible into shares of our common stock at a price of $0.40 per share. Neoprobe may force conversion of the notes prior to their stated maturity under certain circumstances. All of our material assets, except the intellectual property associated with our Lymphoseek and RIGS® products under development, have been pledged as collateral for these notes.

In addition to the security interest in our assets, the notes carry substantial covenants that impose significant requirements on us, including, among others, requirements that: we pay all principal, interest and other charges on the notes when due; we use the proceeds from the sale of the notes only for permitted purposes such as Lymphoseek development and general corporate purposes; we nominate and recommend for election as a director a person designated by the holders of the notes (as of September 30, 2006, the holders of the notes have not designated a potential board member); we keep reserved out of our authorized shares of common stock sufficient shares to satisfy our obligation to issue shares on conversion of the notes and the exercise of the warrants issued in connection with the sale of the notes; we achieve annual revenues on a consolidated basis of at least $6.5 million in 2006 and $9.0 million in each year thereafter; we maintain minimum cash balances of $3.5 million at June 30, 2006 and at the end of each six-month period thereafter; and we indemnify the purchasers of the notes against certain liabilities. Additionally, with certain exceptions, the notes prohibit us from: amending our organizational or governing agreements and documents, entering into any merger or consolidation, dissolving the company or liquidating its assets, or acquiring all or any substantial part of the business or assets of any other person; engaging in transactions with any affiliate; entering into any agreement inconsistent with our obligations under the notes and related agreements; incurring any indebtedness, capital leases, or contingent obligations outside the ordinary course of business; granting or permitting liens against or security interests in our assets; making any material dispositions of our assets outside the ordinary course of business; declaring or paying any dividends or making any other restricted payments; or making any loans to or investments in other persons outside of the ordinary course of business.

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

During the first nine months of 2005, 143,278 of our Series R and 63,587 of our Series S warrants that were issued in October 2003 were exercised and we realized net proceeds of $57,922. No warrants were exercised during the first nine months of 2006.

At September 30, 2006 there are 17.0 million warrants outstanding to purchase our common stock. The warrants are exercisable at prices ranging from $0.13 to $0.75 per share with a weighted average exercise price $0.40 per share.

10.	Segment and Subsidiary Information

We report information about our operating segments using the “management approach” in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This information is based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance. Our reportable segments are identified based on differences in products, services and markets served. There were no inter-segment sales. We own or have rights to intellectual property involving two primary types of medical device products, including gamma detection instruments currently used primarily in the application of sentinel lymph node biopsy (SLNB), and blood flow measurement devices. We also own or have rights to intellectual property related to several drug and therapy products.

The information in the following table is derived directly from each segment’s financial reporting.

($ amounts in thousands) Three Months Ended September 30, 2006	Gamma Detection Devices	Blood Flow Devices	Drug and Therapy Products	Corporate	Total

Net sales:
United States[1]	$877	$16	$-	$-	$893
International	51	14	-	-	65
Research and development expenses	279	131	832	-	1,242
Selling, general and administrative expenses, excluding depreciation and amortization[2]	-	-	-	547	547
Depreciation and amortization	24	66	-	15	105
Income (loss) from operations[3]	294	(239)	(832)	(562)	(1,339)
Other income (expenses)[4]	-	-	-	(318)	(318)

Total assets, net of depreciation and amortization:
United States operations	1,272	538	109	4,356	6,275
Israeli operations (Cardiosonix Ltd.)	-	1,999	-	-	1,999
Capital expenditures	33	5	-	10	48

Three Months Ended September 30, 2005

Net sales:
United States[1]	$1,237	$-	$-	$-	$1,237
International	38	58	-	-	96
Research and development expenses	79	302	725	-	1,106
Selling, general and administrative expenses, excluding depreciation and amortization[2]	-	-	-	532	532
Depreciation and amortization	33	110	-	14	157
Income (loss) from operations[3]	659	(382)	(725)	(546)	(994)
Other income (expenses)[4]	-	-	-	(290)	(290)

Total assets, net of depreciation and amortization:
United States operations	1,449	238	28	8,072	9,787
Israeli operations (Cardiosonix Ltd.)	-	2,492	-	-	2,492
Capital expenditures	-	8	-	19	27

($ amounts in thousands) Nine Months Ended September 30, 2006	Gamma Detection Devices	Blood Flow Devices	Drug and Therapy Products	Corporate	Total

Net sales:
United States[1]	$3,608	$68	$-	$-	$3,676
International	179	325	-	-	504
Research and development expenses	626	589	1,504	-	2,719
Selling, general and administrative expenses, excluding depreciation and amortization[2]	-	-	-	1,956	1,956
Depreciation and amortization	74	184	-	44	302
Income (loss) from operations[3]	1,600	(634)	(1,504)	(2,000)	(2,538)
Other income (expenses) [4]	-	-	-	(908)	(908)

Total assets, net of depreciation and amortization:
United States operations	1,272	538	109	4,356	6,275
Israeli operations (Cardiosonix Ltd.)	-	1,999	-	-	1,999
Capital expenditures	33	7	-	31	71

Nine Months Ended September 30, 2005

Net sales:
United States[1]	$4,186	$56	$-	$-	$4,242
International	97	161	-	-	258
Research and development expenses	201	1,042	1,805	-	3,048
Selling, general and administrative expenses, excluding depreciation and amortization[2]	-	-	-	1,895	1,895
Depreciation and amortization	97	317	1	43	458
Income (loss) from operations[3]	2,340	(1,235)	(1,806)	(1,938)	(2,639)
Other income (expenses) [4]	-	-	-	(993)	(993)

Total assets, net of depreciation and amortization:
United States operations	1,449	238	28	8,072	9,787
Israeli operations (Cardiosonix Ltd.)	-	2,492	-	-	2,492
Capital expenditures	-	40	1	30	71

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

11.	Supplemental Disclosure for Statements of Cash Flows

During the first nine months of 2006 and 2005, we paid interest aggregating $495,000 and $511,000, respectively. During the first nine months of 2005, we purchased equipment under capital leases totaling $20,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company

Neoprobe Corporation is a biomedical technology company that provides innovative surgical and diagnostic products that enhance patient care by meeting the critical decision-making needs of physicians. We currently market two medical device lines globally, our neo2000® gamma detection system, which is widely used in a surgical oncology application called sentinel lymph node biopsy (SLNB), and our Quantix/ORTM blood flow measurement device, used primarily in cardiac bypass graft (CABG) procedures. In addition to our medical device products, we have two radiopharmaceutical products, Lymphoseek® and RIGScan® CR, in the advanced phases of clinical development. In January 2005 we also formed a majority-owned (90%) subsidiary, Cira Biosciences, Inc. (Cira Bio), to advance our activated cellular therapy (ACT) platform.

Overview

This Overview section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially from the anticipated results discussed herein. Our financial performance is highly dependent on our ability to continue to generate income and cash flow from our gamma device product line and on our ability to successfully commercialize the blood flow products of Cardiosonix. We cannot assure you that we will achieve the volume of sales anticipated, or if achieved, that the margin on such sales will be adequate to produce positive operating cash flow. We continue to be optimistic about the longer-term potential for our other proprietary, procedural-based technologies such as Lymphoseek, RIGS® (radioimmunoguided surgery) and ACT; however, these technologies are not anticipated to generate any significant revenue for us during 2006 or 2007. In addition, we cannot assure you that these products will ever obtain marketing clearance from the appropriate regulatory bodies.

Our revenue for the first nine months of 2006 was lower than our original expectations. Our sales of Quantix® blood flow devices for the first nine months of 2006 represent a combination of customer and demonstration unit sales. We expect that the volume of sales of our base neo2000 system of gamma detection devices for 2006 will be consistent with 2005; however, any price declines for these base systems will likely adversely affect our gamma detection device revenue for 2006 as compared to 2005. We do expect our gamma detection device revenue in the fourth quarter of 2006 may also be buoyed by potential deliveries of our Bluetooth® probes to our primary gamma detection device marketing partner, Ethicon Endo-Surgery, Inc. (EES), a Johnson & Johnson company. We continue to expect that our sales of blood flow measurement devices for 2006 will exceed 2005 by a significant percentage. However, future sales of Quantix devices remain highly dependent upon our ability to maintain and train our new marketing and distribution partners, the success of our distribution partners in generating sales leads, our distribution partners’ ability to negotiate within the constraints of current hospital purchasing practices, and ultimately on physician response to the products themselves.

Our operating expenses during the first nine months of 2006 were focused primarily on support of Lymphoseek product development. However, we did make some modest investments in our neo2000 gamma detection device line and our Quantix blood flow measurement device line, and to a lesser extent on our RIGScan CR technology. We expect our development expenses to increase over the remainder of 2006 and into 2007 as we conduct multi-center Phase 2 and Phase 3 clinical evaluations of Lymphoseek and support the other development activities related to the potential marketing registration of Lymphoseek. We expect to continue to incur development expenses to support and innovate our device product lines as well as move our other product initiatives forward. We will also continue to invest in marketing and clinical development support for our blood flow measurement products during the remainder of 2006 as we work with our distribution partners to expand market penetration of our Quantix product lines.

Our efforts thus far in 2006 have resulted in the following milestone achievements:

•	Received notification of the renewal of our Marketing and Distribution agreement with EES through December 2008;
•
Completed a submission to the U.S. Food and Drug Administration (FDA) to respond to information requested by FDA regarding both preclinical toxicity studies and the chemistry, manufacturing and control (CMC) issues surrounding the commercial production of Lymphoseek;

•	Authorized by FDA to commence patient enrollment in a Phase 2 clinical study of Lymphoseek;
•	Received cGMP-produced Lymphoseek drug kits from Cardinal Health, Inc.;
•	Reviewed Phase 2 Lymphoseek protocol and clinical program with clinical investigators at the Society of Surgical Oncology meeting;
•	Commenced Phase 2 Lymphoseek clinical study with cGMP-produced drug;
•	Completed Investigational New Drug (IND) amendment submission for RIGScan CR;
•	Received first commercial production of Quantix devices from U.S.-based contract manufacturer;
•	Completed an agreement with ESTECH, Inc. for the distribution of the Quantix/OR in the U.S. and Europe;
•	Completed a distribution agreement for the Quantix/OR in Asia and commenced the registration process for the product in key Asian markets; and
•	Introduced Bluetooth wireless versions of our gamma detection probes and obtained purchase commitments for the probes from our primary marketing partner.

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

Our drug manufacturing partners, Reliable Biopharmaceuticals and Cardinal Health, completed their development and validation work and provided responses to the CMC questions raised by FDA, which, along with the previously completed non-clinical testing results, were submitted to FDA for review in April 2006. Cardinal Health completed initial commercial drug production and the commercial-quality drug is packaged and labeled and available for clinical trial use. However, even though commercial drug is available, it may still not be marketed for sale until the appropriate regulatory clearances have been obtained. We cannot assure you that such regulatory clearances will be obtained on a timely basis, if at all.

We were notified by FDA in May 2006 that they completed their review of our submissions and that we were released from clinical hold to commence patient enrollment for a Phase 2 clinical study of Lymphoseek. The first of our Phase 2 clinical sites received clearance from its internal clinical review committee or Institutional Review Board (IRB) in July 2006. The IRB clearance permitted us to begin patient screening and enrollment activities for the Phase 2 trial during July. We had originally hoped to provide top-line results for the first 40 patients in our Phase 2 trial of Lymphoseek during early October. Unfortunately, the time required to obtain the necessary approvals from the Institutional Review Boards (IRBs) and to then execute the research contracts at some of the participating clinical institutions has taken significantly longer than expected. We now have IRB approval at four of the five participating institutions and are actively enrolling patients at three of these sites. We are awaiting the execution of the research contract at the fourth site in order to commence enrollment in November. We expect to have IRB approval at the fifth and final site in November so that patient enrollment can commence there as well. While it is possible for us to complete the Phase 2 trial with patients recruited from institutions that already are enrolling patients in the Phase 2 study, we would like to have participation in the study be as broad as possible. Therefore, we do not expect to announce the results from the first 40 patients prior to the end of the year. We currently expect enrollment in the Phase 2 trial to be completed during the first quarter of 2007. This will mean that the commencement of the Phase 3 trial will likely now begin sometime during the latter part of the second quarter of 2007; however, we currently plan to increase the number of participating institutions in the Phase 3 trial beyond the initial 10 to 12 sites originally planned. This should enable us to enroll patients at a more rapid rate. Our goal is to file the NDA for Lymphoseek by the end of 2007. We believe that strenuously following the guidance we are receiving from FDA will ultimately pay dividends in the review process for the NDA as we remain highly confident in the clinical benefit and market potential of Lymphoseek. We believe that Lymphoseek can be commercialized during 2008 and, if approved, should provide a positive financial contribution to Neoprobe in 2008. As a result of the delays we have experienced and modifications made to the number of patients we expect to enroll, as well as revisions in our regulatory pathway, our current estimate of total out-of-pocket development costs has increased to approximately $6 million. In addition, Neoprobe has discussed the drug approval and registration process through the centralized European drug evaluation procedures with the European Medicinal Evaluation Agency (EMEA) in London. We intend to use the results from the Phase 3 clinical evaluation of Lymphoseek to support the drug registration application process with the EMEA.

With respect to our RIGS initiative, our current efforts are focused on preparing a Special Protocol Assessment (SPA) request related to RIGS which we believe will be important in attracting a potential development partner. In that regard, we have established a corporate IND for a second-generation humanized version of the RIGS antibody. With the establishment of a corporate IND, responsibility for the clinical and commercial development of this humanized version of RIGScan CR has now been officially transferred from a physician-sponsored IND to Neoprobe. Neoprobe’s contract statisticians have also concluded, based on data published in 2005 on adjuvant post-operative chemotherapies for colorectal cancer, that it will be necessary to increase the number of patients in a proposed pivotal trial for RIGScan CR to approximately 2,300 in order to show a statistically valid differential in time to recurrence between patients treated using RIGScan CR versus other more traditional methods. We expect the increase in patients will cause an increase in the development cost; however, we also expect that the effect on the development timeline. It is our intent, following receipt of an approved SPA, to renew our efforts to seek a development partner who will assist in or take full responsibility for funding of RIGScan CR development. In the meantime, we do not expect to incur significant additional expenses related to RIGS until a partner is secured.

Our efforts to raise capital to support the development activities of our subsidiary, Cira Bio, have thus far been unsuccessful. We believe this is due to recent developmental failures by potential competitors to Cira Bio’s ACT technology. We are evaluating alternative strategies to determine an appropriate way to enhance shareholder value by financing a reduced clinical development strategy for Cira Bio.

We anticipate generating a net profit from the sale of our gamma detection devices in 2006; however, we expect that our blood flow device product line will operate at a net loss for 2006 due to the marketing and administrative support costs that are still required to commercialize the product line. Currently, we expect the loss on blood flow products for 2006 to be less than the loss incurred in 2005. However, this expectation is based in part on our anticipation that we will achieve the level of commercial sales we expect from our Quantix/OR product during the fourth quarter of 2006.

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

Results of Operations

Revenue for the first nine months of 2006 decreased to $4.2 million from $4.5 million during the same period in 2005. Research and development expenses, as a percentage of net sales, decreased to 65% during the first nine months of 2006 from 68% during the same period in 2005. Selling, general and administrative expenses, as a percentage of net sales, increased to 54% during the first nine months of 2006 from 52% during the same period in 2005. Due to the ongoing development activities of the Company, research and development expenses as a percentage of sales are expected to be higher during the remainder of 2006 than they were in 2005. In addition, should we be successful in our ongoing commercialization activities related to the Quantix product line, and in making initial deliveries of our Bluetooth probes in 2006, selling, general and administrative expenses as a percentage of sales are expected to decrease in 2006 compared to 2005.

Three Months Ended September 30, 2006 and 2005

Net Sales and Margins. Net sales, comprised primarily of sales of our gamma detection systems, decreased $376,000, or 28%, to $958,000 during the third quarter of 2006 from $1.3 million during the same period in 2005. Gross margins on net sales decreased to 58% of net sales for the third quarter of 2006 compared to 60% of net sales for the same period in 2005. The decrease in net sales was the combined result of decreases of $330,000 in gamma detection device sales due to decreased unit sales related, we believe, primarily to timing, offset by increased unit prices, coupled with a decrease of $29,000 in blood flow device revenue and a decrease of $24,000 in gamma detection device extended service contract revenue. The decrease in gross margins on net product sales was due to a greater proportion of blood flow devices being sold on a wholesale basis to distributors as opposed to on a retail basis to end customers, coupled with decreased extended service contract sales for our gamma detection systems which typically generate higher margins than sales of the devices. Gross margins in the third quarter of 2006 and 2005 were also adversely affected by inventory impairments of $54,000 related to our Quantix/ND product and $42,000 related to our laparoscopic probe product, respectively.

Research and Development Expenses. Research and development expenses increased $136,000 or 12% to $1.2 million during the third quarter of 2006 from $1.1 million during the same period in 2005. Research and development expenses in the third quarter of 2006 included approximately $832,000 in drug and therapy product development costs, $279,000 in gamma detection device development costs, and $131,000 in product design activities for the Quantix/OR system. This compares to expenses of $725,000, $79,000 and $302,000 in these relative segment categories during the same period in 2005. The changes in each category were primarily due to (i) increased costs related to commencement of Lymphoseek Phase 2 clinical trials offset by decreased non-clinical and manufacturing validation activities, (ii) development activities related to the introduction of our Bluetooth wireless gamma detection probe, and (iii) reduced costs of product refinement and manufacturing transfer activities related to the Quantix/OR.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $38,000 or 5% to $651,000 during the third quarter of 2006 from $689,000 during the same period in 2005. Decreases in amortization of intangible assets, insurance and professional services were offset by increases in base compensation, including $21,000 of non-cash stock compensation required to be expensed starting in 2006 under SFAS No. 123(R), coupled with increased facilities expenses.

Other Income (Expenses). Other expenses increased $28,000 to $318,000 during the third quarter of 2006 from $290,000 during the same period in 2005. The primary reason for the increase was an increase of $31,000 in interest expense on debt financings we entered into during 2004. Of this interest expense, $207,000 and $175,000 in the third quarter of 2006 and 2005, respectively, was non-cash in nature related to the amortization of debt issuance costs and discounts resulting from the warrants and beneficial conversion features of the convertible debt.

Nine Months Ended September 30, 2006 and 2005

Net Sales and Margins. Net sales, primarily of our gamma detection systems, decreased $320,000, or 7%, to $4.2 million during the first nine months of 2006 from $4.5 million during the same period in 2005. Gross margins on net sales decreased to 58% of net sales for the first nine months of 2006 compared to 61% of net sales for the same period in 2005. Decreases of $471,000 in gamma detection device sales, primarily due to a decline in both sales volumes and prices, were offset by increases of $174,000 in blood flow device sales. The decrease in gross margins on net product sales was due to the decrease in gamma detection device sales prices on a year-to-date basis coupled with a greater proportion of blood flow devices being sold on a wholesale basis to distributors as opposed to on a retail basis to end customers. Gross margins in the first nine months of 2006 and 2005 were also adversely affected by inventory impairments of $54,000 related to our Quantix/ND product and $42,000 related to our laparoscopic probe product, respectively.

Research and Development Expenses. Research and development expenses decreased $329,000 or 11% to $2.7 million during the first nine months of 2006 from $3.0 million during the same period in 2005. Research and development expenses in the first nine months of 2006 included approximately $1.5 million in drug and therapy product development costs, $626,000 in gamma detection device development costs and $589,000 in product design activities for the Quantix/OR system. This compares to expenses of $1.8 million, $201,000 and $1.0 million in these relative segment categories during the same period in 2005. The changes in each category were primarily due to (i) delays in commencing Lymphoseek Phase 2 clinical trials coupled with decreased non-clinical and manufacturing validation activities, (ii) development activities related to the introduction of our Bluetooth wireless gamma detection probe, and (iii) reduced costs of product refinement and manufacturing transfer activities related to the Quantix/OR.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $95,000 or 4% to $2.3 million during the first nine months of 2006 from $2.4 million during the same period in 2005. Decreases in amortization of intangible assets, professional services, insurance and investor relations were offset by increases in base compensation, including $77,000 of non-cash stock compensation required to be expensed starting in 2006 under SFAS No. 123(R), coupled with increases in marketing, recruiting and facilities expenses.

Other Income (Expenses). Other expenses decreased $85,000 to $908,000 during the first nine months of 2006 from $993,000 during the same period in 2005. The primary reason for the decrease was the first quarter 2005 increase in warrant liability of $142,000 resulting from the accounting treatment for the warrants we issued in connection with the private placement of convertible debt we completed in December 2004. In addition, we recorded an increase of $18,000 in interest income resulting from higher interest rates on our cash and investments during the first nine months of 2006 compared to the same period in 2005. These decreases were offset by an increase of $89,000 in interest expense on debt financings we entered into during 2004. Of this interest expense, $596,000 and $505,000 in the first nine months of 2006 and 2005, respectively, was non-cash in nature related to the amortization of debt issuance costs and discounts resulting from the warrants and beneficial conversion features of the convertible debt.

Liquidity and Capital Resources

Operating Activities. Cash used in operations remained steady at $2.5 million used during the first nine months of 2006 and 2005. Working capital decreased $2.5 million to $4.4 million at September 30, 2006 compared to $6.9 million at December 31, 2005. The current ratio decreased to 5.3:1 at September 30, 2006 from 5.6:1 at December 31, 2005. The decrease in working capital was primarily related to cash used in operations, mainly for research and development activities.

Cash and investment balances decreased to $3.6 million at September 30, 2006 from $6.5 million at December 31, 2005, primarily as a result of cash used to fund operating activities and service our debt during the first nine months of 2006.

Accounts receivable decreased to $663,000 at September 30, 2006 from $673,000 at December 31, 2005. The decrease was primarily a result of normal fluctuations in timing of purchases and payments by EES. We expect overall receivable levels will continue to fluctuate during the remainder of 2006 depending on the timing of purchases and payments by EES. However, on average, we expect accounts receivable balances will start to increase commensurate with anticipated increases in sales of blood flow measurement products. Such increases, if any, will require the increased use of our cash resources over time.

Inventory levels increased to $1.0 million at September 30, 2006 compared to $804,000 at December 31, 2005. Finished gamma detection and blood flow measurement device inventories increased as materials and component parts were consumed in the build-up of our safety stock in anticipation of higher seasonal demand in the fourth quarter. In addition, we capitalized $48,000 of Lymphoseek materials inventory during the third quarter of 2006. We expect inventory levels to increase during the remainder of 2006 as we ramp up our blood flow device business and continue to reassess our gamma detection and blood flow measurement device safety stock levels.

Investing Activities. Investing activities provided $1.4 million during the first nine months of 2006 versus $3.6 million used during the same period in 2005. Available-for-sale securities of $1.5 million and $2.0 million matured during the first nine months of 2006 and 2005, respectively. We purchased $5.5 million of available-for-sale securities during the first nine months of 2005. Capital expenditures during the first nine months of 2006 were primarily for software and production tools and equipment in preparation for production of our new wireless gamma detection probes at our contract manufacturers. Capital expenditures during the first nine months of 2005 were primarily related to purchases of production tools and equipment in preparation for blood flow measurement device production. We expect to make capital expenditures during the remainder of 2006 primarily for production tooling and equipment; however, we expect our overall capital expenditures for 2006 will be lower than for 2005.

Financing Activities. Cash used in financing activities increased $34,000 to $241,000 during the first nine months of 2006 from $208,000 during the same period in 2005. Proceeds from the issuance of common stock were $58,000 during the first nine months of 2005. Payments of notes payable were $197,000 and $225,000 during the first nine months of 2006 and 2005, respectively.

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

Our near-term business priorities are to complete the Phase 2 multi-center trial for our Lymphoseek product, to support the launch of our new wireless gamma detection probes and to continue the commercial launch of the reengineered version of the Quantix/OR products. In addition, we intend to complete the submission of the request for a SPA of the Phase 3 clinical protocol for RIGS to assist in the identification of a development and commercialization partner for our RIGS technology. Further, we will continue to identify funding sources for our ACT technology. Our future liquidity and capital requirements to execute our near-term and future plans will depend on a number of factors, including our ability to raise additional capital in a timely manner through additional investment, expanded market acceptance of our current products, our ability to complete the commercialization of new products, our ability to monetize our investment in non-core technologies, our ability to obtain milestone or development funds from potential development and distribution partners, regulatory actions by FDA and international regulatory bodies, and intellectual property protection.

We believe we have adequate capital to assure that we can properly support our near-term business goals and objectives; however, we are subject to certain financial covenants as a part of debt agreements as described in the footnote 8 to our consolidated financial statements. There is a risk based on current projections that we may not satisfy the cash or revenue covenants at December 31, 2006. A failure to meet these covenants could severely impact our liquidity beyond 2006. We are evaluating options to meet the applicable covenant requirements; however, we cannot assure you that we will be successful in satisfying them, and consequently we are currently in discussions with the debt holders regarding potential waivers of the covenants. If we are unsuccessful in satisfying the covenants or obtaining waivers from the debt holders, we may have to significantly modify our business plans, attempt to raise additional capital, or seek other forms of relief. Any of these options may involve significant dilution to current equity holders of the Company. In addition, we cannot assure you that we would be successful in raising additional capital, if necessary, at terms acceptable to the Company, or at all. We also cannot assure you that we will achieve profitability again.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140 (SFAS No. 156). SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 156 (a) requires recognition of a servicing asset or servicing liability each time an obligation to service a financial asset is undertaken by entering into a servicing contract in certain circumstances, (b) requires measurement at fair value of all separately recognized servicing assets and servicing liabilities, (c) permits the use of either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities, (d) permits a one-time reclassification of available-for-sale securities to trading securities at initial adoption, and (e) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006, and is required to be adopted by Neoprobe beginning January 1, 2007. We do not expect the adoption of SFAS No. 156 to have a material impact on our consolidated results of operations and financial condition.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and is required to be adopted by Neoprobe beginning January 1, 2008. We are currently evaluating the effect that the adoption of SFAS No. 157 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

In September 2006, the FASB also issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS no. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 is effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006, and for employers without publicly traded equity securities as of the end of the fiscal year ending after June 15, 2007. Neoprobe is required to adopt SFAS No. 158 beginning January 1, 2007. We do not expect the adoption of SFAS No. 158 to have a material impact on our consolidated results of operations and financial condition.

Critical Accounting Policies

The following accounting policies are considered by us to be critical to our results of operations and financial condition.

Revenue Recognition Related to Net Sales. We currently generate revenue primarily from sales of our gamma detection products; however, sales of blood flow products constituted approximately 9% of total revenues for the first nine months of 2006 and are expected to increase in the future. Our standard shipping terms are FOB shipping point, and title and risk of loss passes to the customer upon shipment. We generally recognize sales revenue related to sales of our products when the products are shipped and the earnings process has been completed. However, in cases where product is shipped but the earnings process is not yet completed, revenue is deferred until it has been determined that the earnings process has been completed. Our customers have no right to return products purchased in the ordinary course of business.

The prices we charge our primary customer, EES, related to sales of our gamma detection device products are subject to retroactive annual adjustment based on a fixed percentage of the actual sales prices achieved by EES on sales to end customers made during each fiscal year. To the extent that we can reasonably estimate the end-customer prices received by EES, we record sales to EES based upon these estimates. If we are unable to reasonably estimate end customer sales prices related to certain products sold to EES, we record revenue related to these product sales at the minimum (i.e., floor) price provided for under our distribution agreement with EES.

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

•
Impairment or Disposal of Long-Lived Assets. We account for long-lived assets in accordance with the provisions of SFAS No. 144. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of September 30, 2006, the most significant long-lived assets on our balance sheet relate to assets recorded in connection with the acquisition of Cardiosonix and gamma detection device patents related to sentinel lymph node biopsy (SLNB). The recoverability of these assets is based on the financial projections and models related to the future sales success of Cardiosonix’ products and the continuing success of our gamma detection product line. As such, these assets could be subject to significant adjustment should the Cardiosonix technology not be successfully commercialized or the sales amounts in our current projections not be realized.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, possessed, summarized and reported, within the time periods specified in the applicable rules and forms. During the last fiscal quarter covered by this Quarterly Report on Form 10-QSB, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Dated: November 13, 2006

By: /s/ DAVID C. BUPP

David C. Bupp
President and Chief Executive Officer
(duly authorized officer; principal executive officer)

By: /s/ BRENT L. LARSON

Brent L. Larson
Vice President, Finance and Chief Financial Officer
(principal financial and accounting officer)