Form 10KSB
period 2006-12-31
NEOPROBE CORP
filed 2007-03-16
CIK 810509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

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
Yes ☐  No ☒

The issuer’s revenues for the fiscal year ended December 31, 2006 were $6,051,071.

The aggregate market value of shares of common stock held by non-affiliates of the registrant on March 9, 2007 was $12,849,028.

The number of shares of common stock outstanding on March 9, 2007 was 59,864,910.

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

From our inception through 1998, we devoted substantially all of our efforts and resources to the research and clinical development of radiopharmaceutical and medical device technologies related to the intraoperative diagnosis and treatment of cancers, including our proprietary radioimmunoguided surgery (RIGS®) technology. At that point, an evaluation of the status of the regulatory pathway for our RIGS products coupled with our limited financial resources caused us to suspend development activities related to our radiopharmaceutical business and to retrench our organization to focus on our medical device business. After achieving profitability in 2000 following this retrenchment, we set out on a strategy to expand our medical device portfolio outside the cancer field. In December 2001, we took a major step in executing this strategy with the acquisition of Biosonix Ltd., a private Israeli company limited by shares, which we subsequently renamed Cardiosonix Ltd. (Cardiosonix). Neoprobe through Cardiosonix has begun commercializing the Quantix® line of blood flow measurement devices for a variety of diagnostic and surgical applications in the cardiac and vascular management arena. The results of Cardiosonix’s efforts to date have not met with our original expectations; however, we continue to believe that the Quantix products can positively impact our medical device business over the next few years.

In addition, although our strategic focus expanded in 2001 to include blood flow measurement, we continued to look for other avenues to reinvigorate our radiopharmaceutical development. During 2004, our efforts resulted in a number of positive events that caused us to take steps to re-activate development of our radiopharmaceutical and therapeutic initiatives. As a result, in 2007 we now have one of our radiopharmaceutical products, Lymphoseek®, involved in a variety of clinical evaluations including a Phase 2 multi-center clinical trial, and a second, RIGScan® CR, for which we are clarifying the regulatory pathway and identifying potential sources of funding. In early 2005, we also formed a new subsidiary, Cira Biosciences, Inc. (Cira Bio), to evaluate the current market opportunities for another technology platform, activated cellular therapy (ACT). Our unique virtual business model combines revenue generation from medical devices that contributes to covering our corporate overhead while we devote capital raised through financing efforts to incremental development such as Lymphoseek and look for development partners to assist us in the clinical and commercial development for RIGScan CR and ACT.

Our Technology

Gamma Detection Devices

Through 2006, substantially all of our revenue has been generated from the sale of a line of gamma radiation detection devices and related products used by surgeons in the diagnosis and treatment of cancer and related diseases. Our currently-marketed line of gamma detection devices has been cleared by the U.S. Food and Drug Administration (FDA) and other international regulatory agencies for marketing and commercial distribution throughout most major global markets.

Our patented gamma detection device systems consist of hand-held detector probes and a control unit. The critical detection component is a highly radiosensitive crystal contained in the tip of the probe that relays a signal through a preamplifier to the control unit to produce both a digital readout and an audible signal. The detector element fits into a housing approximately the size of a pocket flashlight. The neo2000® Gamma Detection System, originally released in 1998, is the third generation of our gamma detection systems. The neo2000 is designed as a platform for future growth of our instrument business. The neo2000 is software upgradeable and is designed to support future surgical targeting probes without the necessity of costly remanufacture. Since 1998, we have developed and released four major software upgrades for customer units designed to improve the utility of the system and/or offer the users additional features, including our most recent release that enables our entire installed base of neo2000 users to use our recently released Bluetooth® wireless gamma detection probes. Generally, these software upgrades have been included in new units offered for sale but have also been offered for sale separately.

Surgeons are using our gamma detection devices in a surgical application referred to as sentinel lymph node biopsy (SLNB). SLNB helps trace the lymphatic patterns in a cancer patient to evaluate potential tumor drainage and cancer spread in lymphatic tissue. The technique does not detect cancer; rather it helps surgeons identify the lymph node(s) to which a tumor is likely to drain and spread. The lymph node(s), sometimes referred to as the "sentinel" node(s), may provide critical information about the stage of a patient’s disease. SLNB begins when a patient is injected at the site of the main tumor with a commercially available radioactive tracing agent. The agent is intended to follow the same lymphatic flow as the cancer would if it had metastasized. The surgeon may then track the agent's path with a hand-held gamma radiation detection probe, thus following the potential avenues of metastases and identifying lymph nodes to be biopsied for evaluation and determination of cancer spread.

Numerous clinical studies, involving a total of nearly 2,000 patients and published in peer-reviewed medical journals such as Oncology (January 1999) and The Journal of The American College of Surgeons (December 2000), have indicated SLNB is approximately 97% accurate in predicting the presence or absence of disease spread in melanoma and breast cancers. Consequently, it is estimated that more than 80% of breast cancer patients who would otherwise have undergone full axillary lymph node dissections (ALND), involving the removal of as many as 20 - 30 lymph nodes, might be spared this radical surgical procedure if the sentinel node was found to be free of cancer. Surgeons practicing SLNB have found that our gamma detection probes are well-suited to the procedure.

Hundreds of articles have been published in recent years in peer-reviewed journals on the topic of SLNB. Furthermore, a number of thought leaders and cancer treatment institutions have recognized and embraced the technology as standard of care for melanoma and for breast cancer. Our marketing partner continues to see strong sales, especially for use in breast cancer treatment. SLNB in breast cancer has been the subject of national and international clinical trials, including one major study sponsored by the U.S. Department of Defense and the National Cancer Institute (NCI) and one sponsored by the American College of Surgeons. The first of these trials completed accrual approximately two years ago and preliminary results may be available in the next year to eighteen months. Accrual on the second trial was halted early, due, we believe, to the overwhelming desire of patients to be treated with SLNB rather than be randomized in a trial whereby they might receive a full axillary dissection. We believe that once data from these trials are published there may be an additional demand for our devices from those surgeons who have not yet adopted the SLNB procedure. We also believe, based on an estimate of the total number of operating rooms in medical centers that are capable of performing the types of procedures in which our gamma detection devices are used, that while we are potentially reaching saturation at the major cancer centers and teaching institutions, a significant portion of the global market for gamma detection devices such as ours remains untapped.

In addition to lymphatic mapping, surgeons are investigating the use of our devices for other gamma-guided surgery applications, such as evaluating the thyroid function, in determining the state of disease in patients with vulvar and penile cancers, and for SLNB in prostate, gastric, colon, head and neck, and non-small cell lung cancers. Expanding the application of SLNB beyond the current primary uses in the treatment of breast cancer and melanoma is the primary focus of our strategy regarding our gamma-guided surgery products. To support that expansion, we continue to work with our marketing and distribution partners to develop additional software-based enhancements to the neo2000 platform as well as our new Bluetooth wireless probes introduced in October 2006. To that end, our goals for our gamma detection device business for 2007 center around introducing additional improvements to our neo2000 system and working with our marketing partners to further penetrate the breast care market and identify ways to expand the application of SLNB to other indications beyond breast cancer and melanoma. We also believe that our development of Lymphoseek could be an integral step in helping expand the application of SLNB.

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

Ultimately, in practice, the surgeon generally resorts to using his or her eyes and fingers in a process called finger palpation to qualitatively assess vessel flow. The Quantix/OR offers the surgeon immediate and simple quantitative assessment of blood flow in multiple blood vessels and grafts. The primary advantage of finger palpation is that it is fast, simple and low cost; the disadvantages are that it requires a good deal of experience, it is difficult to perform in vessels embedded in tissue, it can become difficult to interpret in large vessels, and it permits only a very qualitative and subjective assessment. A significant partial occlusion (or even a total occlusion) will result in significant vessel “distention” and strong pulse that may mislead the surgeon. Rather than rely on such a subjective clinical practice, which is highly experience-dependent, the Quantix/OR is designed to allow the surgeon to rely on more quantifiable and objective information. We believe that Quantix/OR represents a measurable improvement over existing technologies to directly measure blood flow intraoperatively. Other technologies that attempt to measure intraoperative blood flow directly are generally more invasive and are impractical when non-skeletonized vessel measurements are required. As a result, a majority of surgeons generally resort to finger palpation to qualitatively, rather than quantitatively, measure vessel perfusion.

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

Quantix/NDTM is intended to allow neurosurgeons and neurologists, as well as intensive care unit or emergency room physicians, to non-invasively measure the internal carotid artery blood flow in a simple, real-time manner. Quantix/ND consists of a control unit and an ultrasound probe that obtains signals directly from the carotid artery in a non-invasive manner. Quantix/ND is designed primarily for use in monitoring head trauma patients in neuro-intensive care units and emergency rooms. Periodic blood flow measurements may minimize the risk of brain impairment. To date, we have placed the Quantix/ND device with only a limited number of thought leaders. While we are unaware of any competitive measurement system on the market today that provides real-time, bedside, non-invasive, continuous, direct and accurate measurements of a complete suite of hemodynamic parameters including blood flow, we also believe that the current market for the Quantix/ND may be primarily as a research tool until additional feedback is received from those who are evaluating the device. The Quantix/ND device has received CE mark regulatory clearance for marketing in the EU as well as FDA 510(k) clearance for marketing in the United States.

Our strategy related to Cardiosonix products for 2007 is to close on a significant portion of the sales leads we began to generate during the latter part of 2006 and to continue to increase the number of competitive product evaluations to which we are invited. We cannot assure you, however, that any of Cardiosonix’s products will achieve market acceptance. See Risk Factors.

Lymphoseek

Our gamma detection devices are primarily capital in nature; as such, they generate revenue only on the initial sale. To complement the one-time revenue stream related to capital products, we are working on developing recurring revenue or "procedural" products that would generate revenue based on each procedure in which they were used. The product we are working on with the greatest near-term potential in this area involves a proprietary drug compound under exclusive worldwide license from the University of California, San Diego (UCSD) that we refer to as Lymphoseek. The UCSD license grants Neoprobe the commercialization rights to Lymphoseek for diagnostic imaging and intraoperative detection applications. If proven effective and cleared for commercial sale, Lymphoseek would be the first radiopharmaceutical specifically designed and labeled for the targeting of lymphatic tissue.

Neoprobe and UCSD completed the initial pre-clinical evaluations of Lymphoseek in 2001. Since that time, UCSD has initiated five Phase I clinical trials involving Lymphoseek. The status of these trials is listed below:

Indication	Number of Patients	Status
Breast (peritumoral injection)	24	Completed
Melanoma	24	Completed
Breast (intradermal injection, next day surgery)	60	Completed
Prostate	20	Ongoing
Colon	20	Ongoing

These Phase I studies have been supported, including being substantially funded through research grants, by a number of organizations such as the Susan G. Komen Breast Cancer Research Foundation, the American Cancer Society (ACS) and the NCI. Research data from these clinical evaluations of Lymphoseek have been presented at recent meetings of the Society of Nuclear Medicine, the Society of Surgical Oncology and the World Sentinel Node Congress. The prostate and colon studies are being conducted under Neoprobe’s investigational new drug (IND) application that has been cleared with FDA using drug product supplied by Neoprobe.

In November 2003, we met with the Interagency Council on Biomedical Imaging in Oncology (Interagency Council), an organization representing FDA, the NCI and the Centers for Medicare and Medicaid Services, to discuss the regulatory approval process and to determine the objectives for the next clinical trial involving Lymphoseek. During 2004, we prepared and submitted an IND application to FDA to support the marketing clearance of Lymphoseek.

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

In preparation for the commencement of the multi-center clinical study, Neoprobe engaged the services of a global clinical research organization (CRO) to oversee and monitor the conduct of the Phase 2 and Phase 3 clinical studies. Neoprobe and the CRO began working with some of the leading cancer treatment hospitals in the United States that Neoprobe had identified to participate in the clinical studies. We developed and reviewed with the clinical sites and regulatory agencies the Phase 2 protocol, investigator’s brochure and case report forms to obtain regulatory clearance and institutional clearance from the clinical sites to commence patient enrollment in the Phase 2 study. An investigator’s meeting was held with the Phase 2 clinical investigators at the Society of Surgical Oncology (SSO) meeting in March 2006 in preparation for the initiation of patient enrollment in the Phase 2 study. In addition, we used the SSO meeting as a venue to meet with and recruit potential investigators for the planned Phase 3 study of Lymphoseek to be initiated later in 2007.

Upon the submission of the IND and draft Phase 2 protocol, FDA advised Neoprobe that commercially produced Lymphoseek would need to be used in the Phase 2 clinical study, as opposed to using drug previously manufactured in laboratories at UCSD. Also, the regulatory agencies raised a number of Chemistry, Manufacturing and Control (CMC) questions regarding the drug compound and its complete characterization. Neoprobe began the transfer of bulk drug manufacturing to Reliable Biopharmaceutical early in 2005 and engaged Cardinal Health to develop and validate procedures and assays to establish commercial standards for the formulation, filling and lyophilization of the drug compound. We submitted an initial CMC response to FDA in April 2006.

We were notified by FDA in May 2006 that they completed their review of our submissions and that we were released from clinical hold to commence patient enrollment for a Phase 2 clinical study of Lymphoseek. The first of our Phase 2 clinical sites received clearance from its internal clinical review committee or Institutional Review Board (IRB) in July 2006. The IRB clearance permitted us to finalize arrangements to begin patient screening and enrollment activities for the Phase 2 trial, and we began patient enrollment in September. We had originally hoped to provide top-line results for the first 40 patients in our Phase 2 trial of Lymphoseek during the fourth quarter of 2006. Unfortunately, the time required to obtain the necessary IRB approvals and to then execute the research contracts at some of the participating clinical institutions has taken significantly longer than expected. We announced positive efficacy results from the Phase 2 trial (Lymphoseek identified lymphatic tissue in 39 of 40 (97.5%) treated patients) earlier in March 2007. Based upon the positive efficacy results of the drug from the first stage of the trial, Neoprobe has commenced enrollment in the second stage of the Phase 2 study and has submitted its proposed Phase 3 protocols to FDA. The second stage of the Phase 2 study will involve an additional 40 patients with either melanoma or breast cancer. Patients are now being enrolled at all five of the leading cancer centers in the United States who we have identified as participating in the Phase 2 study. The participating institutions are the John Wayne Cancer Center, University of California San Francisco, MD Anderson Cancer Center, University Hospital Cleveland and the University of Louisville. We currently expect enrollment in the Phase 2 trial to be completed during the second quarter of 2007.

The submission to FDA includes separate Phase 3 studies to be conducted in patients with either melanoma and breast cancer. We expect each Phase 3 study to involve approximately 200 evaluable patients. We currently expect the Phase 3 trials will likely now begin sometime during the second half of 2007. To facilitate enrollment, we currently plan to increase the number of participating institutions in the Phase 3 trials to approximately 25 centers in each trial. This should enable us to enroll patients at a more rapid rate than was experienced in the Phase 2. Our ability to commence the Phase 3 study in the third quarter will be dependent upon FDA approving the design and scope of the Phase 3 protocols prior to the completion of the Phase 2 study. The approval of the Phase 3 protocols and investigator’s brochure will permit us to commence the review of the Phase 3 by the IRBs at the study sites. The IRB review process was one of the limiting factors in the commencement of the Phase 2 study and we are endeavoring to expedite the process for the Phase 3 study. To further facilitate these reviews, a preliminary investigators meeting is being held at the March 2007 meeting of the SSO.

Our goal is to file the NDA for Lymphoseek in 2008, which will be dependent upon the ability to commence the Phase 3 clinical studies in a timely fashion. Depending on the timing and outcome of the FDA regulatory review cycle, we believe that Lymphoseek can be commercialized in 2009. As a result of the delays we have experienced and modifications made to the number of patients we expect to enroll, as well as revisions in our regulatory pathway, our current estimate of total out-of-pocket development costs has increased to approximately $9 million. In addition, Neoprobe has discussed the drug approval and registration process through the centralized European drug evaluation procedures with the European Medicinal Evaluation Agency (EMEA) in London. We intend to use the results from the Phase 3 clinical evaluation of Lymphoseek, which we currently intend to include sites in the EU, to support the drug registration application process with the EMEA. We cannot assure you, however, that this product will achieve regulatory approval, or if approved, that it will achieve market acceptance. See Risk Factors.

RIGS

From inception until 1998, Neoprobe devoted significant efforts and resources to the development of its proprietary RIGS technology. The RIGS system combines a patented hand-held gamma radiation detection probe, proprietary radiolabeled cancer-specific targeting agents, and patented surgical methods to provide surgeons with real-time information to locate tumor deposits not detectable by conventional methods. The RIGS system is designed to assist the surgeon in the more thorough removal of the cancer, thereby leading to improved surgical treatment of the patient. The targeting agents used in the RIGS process are monoclonal antibodies, labeled with a radioactive isotope that emits low energy gamma rays. The device used is a very sensitive radiation detection instrument that is capable of detecting small amounts of radiation bound to the targeting agent. Before surgery, a cancer patient is injected with one of the targeting agents which circulates throughout the patient’s body and binds specifically to cancer cell antigens or receptors. Concentrations of the targeting agent are then located during surgery by Neoprobe's gamma detection device, which emits an audible tone to direct the surgeon to targeted tissue.

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

Neoprobe conducted two Phase 3 studies, NEO2-13 and NEO2-14, of RIGScan CR in the mid-1990s in patients with primary and metastatic colorectal cancer, respectively. Both studies were multi-institutional involving cancer treatment institutions in the United States, Israel, and Europe. The primary endpoint of both studies was to demonstrate that RIGScan CR detected pathology-confirmed disease that had not been detected by traditional preoperative (i.e., CT Scans) or intraoperative (i.e., surgeon’s visual observations and palpation) means. That is, the trials were intended to show that the use of RIGScan CR assisted the surgeon in the detection of occult tumor. In 1996, Neoprobe submitted applications to the EMEA and FDA for marketing approval of RIGScan CR for the detection of metastatic colorectal cancer.

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

Following review of our applications, we received requests for further information from FDA and from the European Committee for Proprietary Medicinal Products on behalf of the EMEA. Both FDA and the EMEA acknowledged that our studies met the diagnostic endpoint of the Phase 3 clinical study, which was to provide incremental information to the surgeon regarding the location of hidden tumor. However, both agencies wanted to know how the finding of additional tumor provided clinical benefit that altered patient management or outcome for patients with metastatic colorectal cancer. In a series of conversations with FDA, the product claims were narrowed to the intraoperative detection of hepatic and perihepatic disease in patients with advanced colorectal cancer and patients with recurrent colorectal cancer.

FDA determined during its review of the BLA that the clinical studies of RIGScan CR needed to demonstrate clinical utility in addition to identifying additional pathology-confirmed disease. In discussions between Neoprobe and the agency, an FDA-driven post hoc analysis plan was developed to limit the evaluation of RIGScan CR to patients with hepatic and perihepatic disease with known metastasis to the liver. Findings of occult disease and subsequent changes in patient management (i.e., abandoning otherwise risky hepatic resections) in this limited population would serve as a measure of patient benefit. FDA's analysis of the patients enrolled in NEO2-14 matching the limited criteria was evaluated with a determination to confirm the surgical resection abandonment outcome. The number of evaluable patients in this redefined patient population was deemed too small by the agency and the lack of pre-stated protocol guidance precluded consistent sets of management changes given similar occult findings. The number of evaluable patients for any measure of clinical utility, therefore, was too small to meet relevant licensing requirements and FDA ultimately issued a not approvable letter for the BLA on December 22, 1997, describing certain clinical and manufacturing deficiencies. Neoprobe withdrew its application to the EMEA in November 1997.

We developed a clinical response plan for both agencies during the first half of 1998. However, following our analysis of the regulatory pathways for approval that existed at that time, we determined that we did not have sufficient financial resources to conduct the additional studies requested and sought to identify others with an interest in continuing the development process.

In recent years, we have obtained access to survival analyses of patients treated with RIGScan CR which have been prepared by third parties, indicating that RIGScan CR may be predictive of, or actually contribute to, a positive outcome when measuring survival of the patients that participated in our original BLA studies. The data or its possible significance was unknown at the time of the BLA review given the limited maturity of the follow-up experience. The data includes publication by some of the primary investigators involved in the Phase 3 RIGS trials who have independently conducted survival follow-up analyses to their own institution’s RIGS trial patients with apparently favorable results relating to the long-term survival prognosis of patients who were treated with RIGS. In addition, we learned that FDA has held the BLA originally filed with FDA in 1996 open. Based primarily on these pieces of information, we requested a meeting with FDA to discuss the possible next steps for evaluating the survival related to our previous Phase 3 clinical trials as well as the possible submission of this data, if acceptable, as a prospective analysis in response to questions originally asked by FDA in response to our original BLA.

The April 2004 meeting with FDA was an important event in the re-activation of the RIGS program. The meeting was very helpful from a number of aspects: we confirmed that the RIGS BLA remains active and open. We believe this will improve both the cost effectiveness and timeliness of future regulatory submissions for RIGScan CR. Additionally, FDA preliminarily confirmed that the BLA may be applicable to the general colorectal population; and not just the recurrent colorectal market as applied for in 1996. Applicability to a general colorectal population could result in a greater market potential for the product than if applicable to just the recurrent population. During the meeting, FDA indicated that it would consider possible prognostic indications for RIGScan CR and that survival data from one of our earlier Phase 3 studies could be supportive of a prognostic indication. We provided FDA with a draft protocol for a Phase 3 prognostic/therapeutic trial.

Neoprobe received a response from FDA that the prognostic/therapeutic trial design appeared to meet their guidelines. FDA’s response to our clinical submission included an invitation for Neoprobe to seek a special protocol assessment (SPA) of its proposed Phase 3 study. Neoprobe intends to seek a SPA review of the complete Phase 3 package including the clinical protocol, training materials and data collection forms later this year. In concert with our meetings with FDA, we met with representatives of the European regulatory body, the EMEA, to seek guidance for the RIGScan CR program in Europe. The guidance from the EMEA was consistent with the input from FDA with the additional recommendation that any future clinical studies be conducted with the humanized version of the RIGScan CR antibody. It is possible that the regulatory pathway may continue to evolve as we seek to reach a consensus with the regulatory agencies on the reactivation of the BLA for RIGScan CR.

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

In November 2005, Neoprobe submitted a corporate IND application for the modified humanized version of RIGScan CR. With the establishment of the corporate IND, responsibility for the clinical and commercial development of the humanized version of RIGScan CR was officially transferred from a physician sponsored IND to Neoprobe. Prior to the evaluation of the modified antibody in a Phase I clinical trial, all clinical development of RIGScan CR had been conducted with a murine (i.e., mouse DNA-based) version of a monoclonal antibody. The Phase I trial was the first test in human patients using a modified version of the antibody from which the prominent parts of the mouse DNA chain had been removed. In early 2006, we filed an IND amendment that included a final report to FDA of the Phase I study.

Over the past few years, we devoted significant effort toward the identification of potential development partners for RIGScan CR. Our efforts to date have resulted in discussions with a number of parties, some of which have led to due diligence and potential partnership discussions. We continue to believe it will be necessary for Neoprobe to identify a development partner or an alternative funding source in order to prepare for and to fund the pivotal clinical testing that will be necessary to gain marketing clearance for RIGScan CR. However, while we have parties who have indicated an interest in the technology, none of the discussions to date have resulted in definitive agreements with any party or parties. In addition, we do not believe these efforts will result in a partnership until further clarity can be added to the RIGScan regulatory approval pathway, such as perhaps obtaining a positive SPA determination from FDA. However, even if we are able to make such arrangements on satisfactory terms, we believe that the time required for continued development, regulatory approval and commercialization of a RIGS product would likely be a minimum of five years before we receive any significant product-related royalties or revenues. We cannot assure you that we will be able to complete definitive agreements with a development partner for the RIGS technology and do not know if a partner will be obtained on a timely basis on terms acceptable to us, or at all. We also cannot assure you that FDA or the EMEA will clear our RIGS products for marketing or that any such products will be successfully introduced or achieve market acceptance. See Risk Factors.

Activated Cellular Therapy

Through various research collaborations, we performed early-stage research on another technology platform, ACT, based on work originally done in conjunction with the RIGS technology. ACT is intended to boost the patient’s own immune system by removing lymph nodes identified during surgery and then, in a cell processing technique, activating and expanding “helper” T-cells found in the nodes. Within 10 to 14 days, the patient’s own immune cells, activated and numbering more than 20 billion, are infused into the patient in an attempt to trigger a more effective immune response to the cancer.

In the course of our research into ACT performed with RIGS, we learned that these lymph node lymphocytes containing helper T-cells could be activated and expanded to treat patients afflicted with viral and autoimmune disease as well as oncology patients. We have seen promising efficacy of this technology demonstrated from six Phase I clinical trials covering the oncology, viral and autoimmune applications.

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

Cira Bio engaged the Battelle Memorial Institute to complete a technology and manufacturing process assessment of the cellular therapy approach. In addition, a scientific advisory group is being formed to develop a clinical and regulatory approach for the Cira Bio technology. Following the completion of these assessments and the formation of a commercialization strategy, Cira Bio intends to raise the necessary capital to move this technology platform forward. The means by which this funding is obtained will likely dilute Neoprobe’s ownership interest in Cira Bio; however, we believe that moving forward such a promising technology will only yield positive results for the Neoprobe stockholders and the patients who could benefit from these treatments. However, we do not know if we will be successful in obtaining additional funding, on terms acceptable to us, or at all.

In addition, although the prospects for ACT may be improved depending on the outcome of a decision to renew development efforts for RIGS, we currently do not intend to fund any significant ACT-related research and development beyond the evaluation work already performed until a source of further funding is identified. We cannot assure you that we will be successful in obtaining additional funding, or if obtained, that any ACT products will be successfully developed, tested or licensed, or that any such products will gain market acceptance. See Risk Factors.

Market Overviews

The medical device marketplace is a fast growing market. Medical Device & Diagnostic Industry magazine reports an annual medical device and diagnostic market of $75 billion in the U.S. and $169 billion internationally.

Cancer Market Overview

Cancer is the second leading cause of death in the U.S. and Western Europe and is responsible for over 500,000 deaths annually in the U.S. alone. The NIH estimates the overall annual costs for cancer (the primary focus of our gamma detection and pharmaceutical products) for the U.S. in the year 2006 at $206.3 billion: $78.2 billion for direct medical costs, $17.9 billion for indirect morbidity, and $110.2 billion for indirect mortality. Our line of gamma detection systems is currently used primarily in the application of SLNB in breast cancer and melanoma which, according the ACS, are expected to account for 12% and 4%, respectively, of new cancer cases in the U.S. in 2006.

The NIH has estimated that breast cancer will annually affect approximately 500,000 women in North America, Western Europe, and other major economic markets. Breast cancer is the second leading cause of death from cancer among all women in the U.S. According to the ACS, nearly 181,000 new cases of invasive breast cancer were expected to be diagnosed and approximately 41,000 women were expected to die from the disease during 2007 in the U.S. alone. The incidence of breast cancer increases with age, rising from about 100 cases per 100,000 women at age 40 to about 400 cases per 100,000 women at age 65. Thus, we believe that the significant aging of the population, combined with improved education and awareness of breast cancer and diagnostic methods, will lead to an increased number of breast cancer surgical diagnostic procedures.

Approximately 80% of the patients diagnosed with breast cancer undergo a lymph node dissection (either ALND or SLNB) to determine if the disease has spread. While many breast cancer patients are treated in large cancer centers or university hospitals, regional and/or community hospitals currently treat the majority of breast cancer patients. Over 10,000 hospitals are located in the markets targeted for our gamma detection SLNB products. While we are aware of no published statistics on the number of institutions that are currently using gamma detection devices in SLNB, we believe that approximately 50% of the total potential global market for gamma detecting devices remains to be penetrated at this time. However, if the potential of Lymphoseek as a radioactive tracing agent is ultimately realized, it has the potential to address not only the current breast and melanoma markets on a procedural basis, but also to assist in the clinical evaluation and staging of solid tumor cancers and expanding SLNB to additional indications, such as gastric, non-small cell lung and other solid tumor cancers.

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

Blood Flow Measurement Market Overview

Cardiovascular disease is the number one killer of men and women in the U.S. and in a majority of countries in the rest of the world that track such statistics. The National Center for Healthcare Services (NCHS) registered over 6.3 million inpatient cardiovascular procedures in the U.S. during 2004 with a primary dignosis of cardiovascular disease. In the U.S. in 2004, the NCHS estimates that there were 427,000 coronary artery bypass surgeries performed on 249,000 patients. We, as well as our competitors and other industry analysts, generally estimate the rest of the world’s incidence of such modalities at approximately equal to as much as two time U.S. estimates.

The American Heart Association (AHA) estimates the total cost of cardiovascular diseases and stroke in the United States will exceed $431 billion in 2007. A substantial portion of these expenditures is expected to be for non-invasive image and intravascular examination. We are focused on two distinct markets within the hospital setting for Cardiosonix’ products:

•	intraoperative blood flow assessment (Quantix/OR); and

•	non-invasive diagnostic blood flow assessment (Quantix/ND).

Based on data obtained from the AHA, the Society of Thoracic Surgeons and the American Hospital Association, it is estimated that there are approximately 500,000 vascular and cardiovascular procedures performed in the U.S. that could benefit from qualitative blood flow measurement. Based on these estimates, information obtained from industry sources and data published by our competitors and other medical device companies, we estimate the worldwide total of target procedures to be approximately equal to as much as two times the U.S. totals.

Based on the above number of procedures, assuming we are able to achieve market prices that are comparable to what our competitors are achieving (estimated at averaging $20,000 per system or $130 per procedural use), we believe the worldwide market potential for blood flow measurement products in the niches which our products address to be more than $200 million. However, at the present state of market development and acceptance of blood flow measurement within the medical community, the penetrable market is likely significantly less. At present, we would estimate that only 15% of by-pass procedures involve blood flow measurement. We believe that gaining a modest share of the penetrable market could result in meaningful supplemental annual revenues for our company. We cannot assure you, however, that Cardiosonix products will achieve market acceptance and generate the level of sales or prices anticipated.

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

The heart of the neo2000 system is a control unit that is software-upgradeable, permitting product enhancements without costly remanufacturing. Since the original launch of the neo2000 system, we have introduced an enhanced version of our 14mm reusable probe optimized for lymphatic mapping procedures, a laparoscopic probe intended for certain minimally invasive procedures, and three Bluetooth probes for a variety of applications. We have also developed four major software version upgrades for the system that have been made available for sale to customers. We intend to continue developing additional SLNB-related probes and instrument products in cooperation with EES to maintain our leadership position in the SLNB field.

Physician training is critical to the use and adoption of SLNB products by surgeons and other medical professionals. Our company and our marketing partners have established relationships with leaders in the SLNB surgical community and have established and supported training courses internationally for lymphatic mapping. We intend to continue to work with our partners to expand the number of SLNB training courses available to surgeons.

We entered into our current distribution agreement with EES effective October 1, 1999 for an initial five-year term with options to extend for two successive two-year terms. In March 2004, EES exercised its first two-year extension option, and in March 2006 EES exercised its option for the second and final two-year term extension, thus extending the term of our current agreement through December 31, 2008. Under this agreement, we manufacture and sell our SLNB products almost exclusively to EES, who distributes the products globally (except for Japan). EES has no ongoing purchase or reimbursement commitments to us other than the rolling four-month binding purchase commitment for gamma detection devices as outlined in the distribution agreement. Our agreement with EES also contains certain termination provisions and licenses to our intellectual property that take effect only in the event we fail to supply product, or for other reasons such as a change of control. See Risk Factors.

Gamma Detection Radiopharmaceuticals

We have not established a marketing or distribution channel for either RIGScan CR or Lymphoseek. We have had initial discussions with parties who may be interested in marketing and distribution of these products; however, such discussions to date have been preliminary in nature and have not resulted in any definitive arrangements. We believe the most preferable and likely distribution partners for Lymphoseek would be entities with global radiopharmaceutical distribution channels although it is possible that other, more traditional oncology pharmaceutical portfolios may also have interest. With respect to RIGScan CR, we believe there are development milestones that can be achieved prior to the need for significant capital investment in RIGScan CR such as preparing the request for a SPA and completing a final protocol review. However, we continue to believe it will be necessary for us to identify a development partner or an alternative funding source in order to prepare for and to fund the pivotal clinical testing that will be necessary to gain marketing clearance for RIGScan CR. At the present time, while we have parties who have indicated an interest in entering into a development relationship, we do not believe these efforts will result in a definitive partnership at least until a positive SPA is obtained. We anticipate continuing discussions for both Lymphoseek and RIGScan CR as we move forward with the clinical development for each product; however, we cannot assure you that we will be able to secure marketing and distribution partners for either product, or if secured, that such arrangements will result in significant sales of either product.

Blood Flow Measurement Devices

Both of our blood flow measurement devices, the Quantix/ND and Quantix/OR have received marketing clearance in the U.S. and the EU and certain other foreign markets. Our goal is to ensure sales and distribution coverage through third parties of substantially all of the U.S., the EU, the Pacific Rim of Asia and selective markets in the rest of the world. Currently, we have in place or have executed or reached agreement in principle with distributors and/or master distributors for the Quantix/OR covering the United States, all major market countries in the EU, and substantially all countries that comprise the Pacific Rim of Asia. In addition, we have distribution arrangements in place covering major portions of Central and South America.

We anticipate spending a significant amount of time and effort in 2007 to close on leads generated regarding the Quantix/OR and to develop new sales leads. The sales cycle for medical devices such as our blood flow products is typically a four- to six-month cycle. This sales cycle, coupled with the timetable necessary to train the new distributors we engaged during 2006 has resulted in disappointing sales levels of our blood flow measurement equipment to date. We are also investigating alternative pricing strategies such as per-use fees or leasing that may affect the adoption rates for our blood flow measurement devices. As a result, we anticipate that the product development and market support costs we will incur in 2007 will be greater than the revenue we generate from the sales of blood flow devices. We are still evaluating our outlook for 2007 but believe the coming quarters are important to demonstrating the ultimate viability of this product line.

Manufacturing

Gamma Detection Devices

We rely on independent contract manufacturers, some of which are single-source suppliers, for the manufacture of the principal components of our current line of gamma detection system products. See Risk Factors. We have devoted significant resources to develop production capability for our gamma detection systems at qualified contract manufacturers. Production of the neo2000 control unit, the 14mm probe, the 11mm laparoscopic probe, and the Bluetooth probes involve the manufacture of components by a combination of subcontractors, including but not limited to eV Products, a division of II-VI Corporation (eV), and TriVirix International, Inc. (TriVirix). We also purchase certain accessories for our line of gamma detection systems from other qualified manufacturers.

In December 1997, we entered into a supply agreement with eV for the supply of certain crystals and associated electronics to be used in the manufacture of our proprietary line of hand-held gamma detection probes. The original term of the agreement with eV expired on December 31, 2002 and was automatically extended through December 31, 2005. Since the expiration of the agreement with eV, they have continued to supply crystals under purchase orders. eV supplies 100% of the crystals used in our products. While eV is not the only potential supplier of such crystals, any prolonged interruption of this source could restrict the availability of our probe products, which would adversely affect our operating results.

In February 2004, we executed a Product Supply Agreement with TriVirix for the manufacture of the neo2000, 14mm probe and 11mm laparoscopic probe. The initial term of this agreement expired in February 2007 but was automatically extended through February 2008. The Agreement is automatically extended for successive one-year periods unless six months notice is provided by either party.

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

Gamma Detection Radiopharmaceuticals

In preparation for the commencement of multi-center clinical evaluation of Lymphoseek, Neoprobe engaged drug manufacturing organizations to produce the drug for use in the Phase 2 and pivotal (i.e., Phase 3) clinical trials. Neoprobe selected Reliable Biopharmaceutical Corporation (Reliable) to produce the basic chemical compound and Cardinal Health, Inc. (Cardinal) to perform final product manufacturing including final drug formulation, lyophilization (i.e., freeze-drying) and packaging processes. Once packaged, the vialed drug can then be shipped to a hospital or regional commercial radiopharmacy where it can be made radioactive (i.e., radiolabeled) with Tc99m to become Lymphoseek. The commercial manufacturing processes at Reliable and Cardinal have been validated and both organizations have assisted Neoprobe in the preparation of the chemistry, manufacturing and control sections of our submissions to FDA. Both Reliable and Cardinal are registered manufacturers with FDA. At this point, our agreements with Reliable and Cardinal cover only product to be used in the clinical trials and regulatory registration process for Lymphoseek. Further commercial supply and distribution agreements have yet to be negotiated with both Reliable and Cardinal. We cannot assure you that we will be successful in reaching such agreements with Reliable or Cardinal on terms satisfactory to us or at all.

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

Blood Flow Measurement Devices

The Quantix blood flow measurement devices distributed through early 2006 were manufactured by our subsidiary, Cardiosonix Ltd. In early 2006, we received approval from the Office of the Chief Scientist in Israel to transfer manufacturing rights for the Quantix devices to Neoprobe. See Risk Factors. Future assembly of Quantix blood flow control units will therefore be done under the terms of the Product Supply Agreement we have in place with TriVirix for the assembly of our gamma devices. Assembly of the Quantix/OR control units started at TriVirix in March 2006. We currently purchase ultrasound transducer modules and probe subassemblies from Vermon S.A. (Vermon) of France under purchase orders. The ultrasound probe assemblies are then completed by Technical Services for Electronics, Inc. (TSE), also under purchase orders.

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

Gamma Detection Devices

With the emergence of ILM, a number of companies have begun to market gamma radiation detection instruments. Most of the competitive products have been designed from an industrial or nuclear medicine perspective rather than being developed initially for surgical use. We compete with products produced and/or marketed by Care Wise Medical Products Corporation, Intra-Medical Imaging LLC (distributed by GE Healthcare), SenoRx, Pol.Hi.Tech. Srl, and other companies.

It is often difficult to glean accurate competitive information within the lymphatic mapping field, primarily because most of our competitors are either subsidiaries or divisions of a large corporation or privately held corporations, whose sales revenue or volume data is, therefore, not readily available or determinable. In addition, lymphatic mapping does not currently have a separate reimbursement code in most healthcare systems. As such, determining trends in the actual number of procedures being performed using lymphatic mapping is difficult. We believe, based on our understanding of EES’ success rate in competitive bid situations, that our market share has remained relatively constant or increased slightly in light of changes in the competitive landscape over the past few years. As we have discussed, we believe that current sales levels indicate that some prospective customers may be waiting on the results of important international clinical trials prior to adoption the SLNB procedure and purchasing a gamma detection device. We expect the results from these trials, when announced, will likely have a positive impact on sales volumes. We believe our intellectual property portfolio will be a barrier to competitive products; however, we cannot assure you that competitive products will not be developed, be successful in eroding our market share or affect the prices we receive for our gamma detection devices. See Risk Factors.

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

Patents and Proprietary Rights

We regard the establishment of a strong intellectual property position in our technology as an integral part of the development process. We attempt to protect our proprietary technologies through patents and intellectual property positions, in the United States as well as major foreign markets. Approximately 20 instrument patents issued in the United Sates as well as major foreign markets protect our SLNB technology.

Cardiosonix has also applied for patent coverage for the key elements of its Doppler blood flow technology in the U.S. The first of the two patents covering Cardiosonix technology was issued in the U.S. in January 2003 and claims for the second patent have been allowed.

Lymphoseek is also the subject of patents and patent applications in the United States and certain major foreign markets. The patents and patent applications are held by The Regents of the University of California and have been licensed exclusively to Neoprobe for lymphatic tissue imaging and intraoperative detection. The first composition of matter patent covering Lymphoseek was issued in the United States in June 2002. The claims of the composition of matter patent covering Lymphoseek have been allowed in the EU and issued in the majority of EU countries in 2005. The composition of matter patent is being prosecuted in Japan.

We continue to maintain proprietary protection for the products related to RIGS and ACT in major global markets such as the U.S. and the EU, which although not currently integral to our near-term business plans, may be important to a potential RIGS or ACT development partner. The original methodology aspects of our RIGS technology are claimed in the United States in U.S. Patent No. 4,782,840, which expired in August 2005. However, Neoprobe has recently gained access to additional methodology applications related to our RIGS technology that are covered by patents that provide additional patent coverage through 2018, unless extended. In addition to the RIGS methodology patents, composition of matter patents have been issued in the U.S. and EU that cover the antibodies used in clinical studies. The most recent of these patents was issued in 2004 and additional patent applications are pending.

The activated cellular therapy technology of Cira Bio is the subject of issued patents in the United States to which Neoprobe has exclusive license rights. European patent statutes do not permit patent coverage for treatment technologies such as Cira Bio’s. The oncology applications of Cira Bio’s treatment approach are covered by issued patents with expiration dates of 2018 and 2020, unless extended. The autoimmune applications are covered by an issued patent with an expiration date of 2018, unless extended. The viral applications are the subject of patent applications and other aspects of the Cira Bio technology that are in the process of being reviewed by the United States Patent and Trademark Office. Cira Bio has received favorable office action correspondence on both applications.

The patent position of biotechnology and medical device firms, including our company, generally is highly uncertain and may involve complex legal and factual questions. Potential competitors may have filed applications, or may have been issued patents, or may obtain additional patents and proprietary rights relating to products or processes in the same area of technology as that used by our company. The scope and validity of these patents and applications, the extent to which we may be required to obtain licenses thereunder or under other proprietary rights, and the cost and availability of licenses are uncertain. We cannot assure you that our patent applications will result in additional patents being issued or that any of our patents will afford protection against competitors with similar technology; nor can we assure you that any of our patents will not be designed around by others or that others will not obtain patents that we would need to license or design around. See Risk Factors.

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

For some products, and in some countries, government regulation is significant and, in general, there is a trend toward more stringent regulation. In recent years, FDA and certain foreign regulatory bodies have pursued a more rigorous enforcement program to ensure that regulated businesses like ours comply with applicable laws and regulations. We devote significant time, effort and expense addressing the extensive governmental regulatory requirements applicable to our business. To date, we have not received any notifications or warning letters from FDA or any other regulatory bodies of alleged deficiencies in our compliance with the relevant requirements, nor have we recalled or issued safety alerts on any of our products. However, we cannot assure you that a warning letter, recall or safety alert, if it occurred, would not have a material adverse effect on our company.

In the early- to mid-1990s, the review time by FDA to clear medical products for commercial release lengthened and the number of marketing clearances decreased. In response to public and congressional concern, FDA Modernization Act of 1997 (the 1997 Act) was adopted with the intent of bringing better definition to the clearance process for new medical products. While FDA review times have improved since passage of the 1997 Act, we cannot assure you that FDA review process will not continue to delay our company's introduction of new products in the U.S. in the future. In addition, many foreign countries have adopted more stringent regulatory requirements that also have added to the delays and uncertainties associated with the release of new products, as well as the clinical and regulatory costs of supporting such releases. It is possible that delays in receipt of, or failure to receive, any necessary clearance for our new product offerings could have a material adverse effect on our business, financial condition or results of operations.

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

Gamma Detection and Blood Flow Measurement Devices

As a manufacturer of medical devices sold in various global markets, we are required to manufacture the devices under quality system regulations (QSR) and maintain appropriate technical files and quality records. Our medical devices are regulated in the United States by FDA and in the EU according to the Medical Device Directive (93/42/EEC). Under this regulation, we must obtain CE Mark status for all products exported to the EU.

Our initial generation gamma detection instruments received 510(k) marketing clearance from FDA in December 1986 with modified versions receiving similar clearances in 1992 through 1997. In 1998, FDA reclassified "nuclear uptake detectors" as being exempt from the 510(k) process. We believe the neo2000 device is exempt from the 510(k) process because it is substantially equivalent to previously cleared predecessor devices. We obtained the CE Mark for the neo2000 device in January 1999, and therefore, must continue to manufacture the devices under a quality system compliant to the requirements of ISO 9001/EN 46001 and maintain appropriate technical files. We maintain a license to import our gamma detection devices into Canada, and therefore must continue to manufacture the devices under a quality system compliant to the requirements of ISO 13485 and relevant Canadian regulations.

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

Employees

As of March 14, 2007, we had 22 full-time employees. We consider our relations with our employees to be good.

Risk Factors

An investment in our common stock is highly speculative, involves a high degree of risk, and should be made only by investors who can afford a complete loss. You should carefully consider the following risk factors, together with the other information in this report, including our financial statements and the related notes, before you decide to buy or continue to hold our common stock. Our most significant risks and uncertainties are described below; however, they are not the only risks we face. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected, the trading of our common stock could decline, and you may lose all or part of your investment therein.

We have suffered significant operating losses for several years in our history and we may not be able to again achieve profitability.

We had an accumulated deficit of approximately $136 million and have an overall deficit in stockholders’ equity as of December 31, 2006. Although we were profitable in 2000 and in 2001, we incurred substantial losses in the years prior to that, and again in 2002 through 2006. The deficit resulted because we expended more money in the course of researching, developing and enhancing our technology and products and establishing our marketing and administrative organizations than we generated in revenues. We expect to continue to incur significant expenses in the foreseeable future, primarily related to the completion of development and commercialization of Lymphoseek, but also potentially related to RIGS and the Quantix product line. As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to again attain profitability.

Our products and product candidates may not achieve the broad market acceptance they need in order to be a commercial success.

Widespread use of our handheld gamma detection devices is currently limited to one surgical procedure, SLNB, used in the diagnosis and treatment of two primary types of cancer: melanoma and breast cancer. While the adoption of SLNB within the breast and melanoma indications appears to be widespread, expansion of SLNB to other indications such as colorectal and prostate cancers is likely dependent on a better lymphatic tissue targeting agent than is currently available. Without expanded indications in which to apply SLNB, it is likely that gamma detection devices will reach market saturation. Our efforts and those of our marketing and distribution partners may not result in significant demand for our products, and the current demand for our products may decline.

Our future success will also be affected by the success of the Cardiosonix product line. To date, our efforts to place Cardiosonix’s products have met with limited success. The long-term commercial success of the Cardiosonix product line will require widespread acceptance of our products as safe, efficient and cost-effective in the treatment of the cardiac and vascular indications for which they are intended. Widespread acceptance of blood flow measurement would represent a significant change in current medical practice patterns. Other cardiac monitoring procedures, such as pulmonary artery catheterization, are generally accepted in the medical community and have a long standard of use. It is possible that the Cardiosonix product line will never achieve the broad market acceptance necessary to become a commercial success.

Our radiopharmaceutical product candidates, Lymphoseek and RIGScan CR, are still in the process of development, and even if we are successful in commercializing them, we cannot assure you that they will obtain significant market acceptance.

Clinical trials for our radiopharmaceutical product candidates will be lengthy and expensive and their outcome is uncertain.

Before obtaining regulatory approval for the commercial sale of any product candidates, we must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for use in humans. Conducting clinical trials is a time consuming, expensive and uncertain process and may take years to complete. We only recently commenced a Phase 2 clinical trial for our most advanced radiopharmaceutical product candidate, Lymphoseek, and we are taking steps to evaluate commencement of a Phase 3 clinical trial for our next radiopharmaceutical candidate, RIGScan CR. Historically, the results from preclinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. Frequently, drugs that have shown promising results in preclinical or early clinical trials subsequently fail to establish sufficient safety and efficacy data necessary to obtain regulatory approval. At any time during the clinical trials, we, the participating institutions or FDA might delay or halt any clinical trials for our product candidates for various reasons, including:

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

Our strategy for the development and commercialization of our product candidates depends, in large part, upon the formation of collaborative arrangements. Collaborations may allow us to:

•	generate cash flow and revenue;

•	offset some of the costs associated with our internal research and development, preclinical testing, clinical trials and manufacturing;

•	seek and obtain regulatory approvals faster than we could on our own; and

•	successfully commercialize existing and future product candidates.

We do not currently have collaborative agreements covering Lymphoseek, RIGScan CR or ACT. We cannot assure you that we will be successful in securing collaborative partners, or that we will be able to negotiate acceptable terms for such arrangements. The development, regulatory approval and commercialization of our product candidates will depend substantially on the efforts of collaborative partners, and if we fail to secure or maintain successful collaborative arrangements, or if our partners fail to perform their obligations, our development, regulatory, manufacturing and marketing activities may be delayed, scaled back or suspended.

We rely on third parties for the worldwide marketing and distribution of our gamma detection and blood flow measurement devices, who may not be successful in selling our products.

We currently distribute our gamma detection devices in most global markets through two partners who are solely responsible for marketing and distributing these products. The partners assume direct responsibility for business risks related to credit, currency exchange, foreign tax laws or tariff and trade regulation. Our blood flow products are marketed and sold in the U.S. and a number of foreign markets through other distribution partners specific to those markets. Further, we have had only limited success to date in marketing or selling our Quantix line of blood flow products. While we believe that our distribution partners intend to continue to aggressively market our products, we cannot assure you that the distribution partners will succeed in marketing our products on a global basis. We may not be able to maintain satisfactory arrangements with our marketing and distribution partners, who may not devote adequate resources to selling our products. If this happens, we may not be able to successfully market our products, which would decrease our revenues.

Our radiopharmaceutical product candidates are subject to extensive government regulations and we may not be able to obtain necessary regulatory approvals.

We may not receive the regulatory approvals necessary to commercialize our Lymphoseek and RIGScan product candidates, which could cause our business to be severely harmed. Our product candidates are subject to extensive and rigorous government regulation. FDA regulates, among other things, the development, testing, manufacture, safety, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. If our potential products are marketed abroad, they will also be subject to extensive regulation by foreign governments. None of our product candidates has been approved for sale in the United States or in any foreign market. The regulatory review and approval process, which includes preclinical studies and clinical trials of each product candidate, is lengthy, complex, expensive and uncertain. Securing FDA clearance to market requires the submission of extensive preclinical and clinical data and supporting information to FDA for each indication to establish the product candidate's safety and efficacy. Data obtained from preclinical and clinical trials are susceptible to varying interpretation, which may delay, limit or prevent regulatory approval. The approval process may take many years to complete and may involve ongoing requirements for post-marketing studies. In light of the limited regulatory history of monoclonal antibody-based therapeutics, regulatory approvals for our products may not be obtained without lengthy delays, if at all. Any FDA or other regulatory approvals of our product candidates, once obtained, may be withdrawn. The effect of government regulation may be to:

•	delay marketing of potential products for a considerable period of time;

•	limit the indicated uses for which potential products may be marketed;

•	impose costly requirements on our activities; and

•	provide competitive advantage to other pharmaceutical and biotechnology companies.

We may encounter delays or rejections in the regulatory approval process because of additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Failure to comply with applicable FDA or other regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against our product candidates or us. Outside the United States, our ability to market a product is contingent upon receiving clearances from the appropriate regulatory authorities. This foreign regulatory approval process includes risks similar to those associated with FDA approval process.

Our radiopharmaceutical product candidates will remain subject to ongoing regulatory review even if they receive marketing approval. If we fail to comply with continuing regulations, we could lose these approvals and the sale of our products could be suspended.

Even if we receive regulatory clearance to market a particular product candidate, the approval could be conditioned on us conducting additional costly post-approval studies or could limit the indicated uses included in our labeling. Moreover, the product may later cause adverse effects that limit or prevent its widespread use, force us to withdraw it from the market or impede or delay our ability to obtain regulatory approvals in additional countries. In addition, the manufacturer of the product and its facilities will continue to be subject to FDA review and periodic inspections to ensure adherence to applicable regulations. After receiving marketing clearance, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping related to the product will remain subject to extensive regulatory requirements. We may be slow to adapt, or we may never adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements.

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

FDA regulates our gamma detection and blood flow measurement products in the United States. Foreign countries also subject these products to varying government regulations. In addition, these regulatory authorities may impose limitations on the use of our products. FDA enforcement policy strictly prohibits the marketing of FDA cleared medical devices for unapproved uses. Within the European Union, our products are required to display the CE Mark in order to be sold. We have obtained FDA clearance to market and European certification to display the CE Mark on our current line of gamma detection systems and on two blood flow products, the Quantix/ND and Quantix/OR. We may not be able to obtain clearance to market any new products in a timely manner, or at all. Failure to comply with these and other current and emerging regulatory requirements in the global markets in which our products are sold could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance for devices, withdrawal of clearances, and criminal prosecution.

We rely on third parties to manufacture our products and our business will suffer if they do not perform.

We rely on independent contract manufacturers for the manufacture of our current neo2000 line of gamma detection systems and for our Quantix line of blood flow monitoring products. Our business will suffer if our contract manufacturers have production delays or quality problems. Furthermore, medical device manufacturers are subject to the QSR of FDA, international quality standards, and other regulatory requirements. If our contractors do not operate in accordance with regulatory requirements and quality standards, our business will suffer. We use or rely on components and services used in our devices that are provided by sole source suppliers. The qualification of additional or replacement vendors is time consuming and costly. If a sole source supplier has significant problems supplying our products, our sales and revenues will be hurt until we find a new source of supply. In addition, our distribution agreement with EES for gamma detection devices contains failure to supply provisions, which, if triggered, could have a significant negative impact on our business.

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

We expect to continue to devote significant capital resources to fund research and development and to maintain existing and secure new manufacturing capacity. In order to support the initiatives envisioned in our business plan, we will likely need to raise additional funds through the sale of assets, public or private debt or equity financing, collaborative relationships or other arrangements. Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets, the market price of our common stock and the development or prospects for development of competitive technology by others. Because our common stock is not listed on a major stock market, many investors may not be willing or allowed to purchase it or may demand steep discounts. Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

We believe that we have access to sufficient financial resources with which to fund our operations or those of our subsidiaries through 2007. We expect to raise capital during 2007 in order to continue executing on our current business plan. However, if we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned development activities and other operations.

Market conditions may not permit us to effectively sell shares under our stock purchase agreement with Fusion Capital Fund II.

In December 2006, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC (Fusion) that allows us to sell shares of common stock for up to $6.0 million in proceeds. We have authorized up to 12,000,000 shares of our common stock for sale to Fusion under the agreement, and have issued 720,000 shares as a commitment fee. Up to an additional 720,000 shares of our common stock may be issued to Fusion as an additional commitment fee as shares are sold to Fusion. Our right to make sales under the agreement is limited to $50,000 every four business days, unless our stock price equals or exceeds $0.30 per share, in which case we can sell greater amounts to Fusion as the price of our common stock increases. Fusion does not have the right or the obligation to purchase any shares on any business day that the market price of our common stock is less than $0.20 per share. Assuming the entire 12,000,000 shares are sold, the selling price per share would have to average at least $0.50 for us to receive the maximum proceeds of $6.0 million. Assuming a purchase price of $0.22 per share (the closing sale price of the common stock on March 2, 2007) and the purchase by Fusion of the entire 12,000,000 shares, proceeds to us would only be $2.6 million.

The extent to which we rely on Fusion as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through the sale of our products. Specifically, Fusion does not have the right or the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.20 per share. To the extent that we are unable to make sales to Fusion to meet our capital needs, or to the extent that we decide not to make such sales because of excessive dilution or other reasons, and if we are unable to generate sufficient revenues from sales of our products, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the full $6.0 million potentially available under the agreement with Fusion, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

The sale of the shares of common stock acquired in private placements could cause the price of our common stock to decline.

During 2003 and 2004, we completed several financings in which we issued common stock, convertible notes, warrants and other securities convertible into common stock to certain private investors and as required under the terms of those transactions, we filed registration statements with the Securities and Exchange Commission (SEC) under which the investors may resell to the public common stock acquired in these transactions, as well as common stock acquired on the exercise of the warrants and convertible securities held by them.

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

The sale of our common stock to Fusion may cause dilution and the sale of common stock acquired by Fusion could cause the price of our common stock to decline.

In connection with our agreement with Fusion, we have authorized the sale of up to 12,000,000 shares of our common stock and the issuance of 1,440,000 shares in commitment fees, and we filed a registration statement with the SEC for the sale to the public of the entire 13,440,000 shares. The number of shares ultimately offered for sale to the public will be dependent upon the number of shares purchased by Fusion under the agreement. It is anticipated that these shares will be sold over a period of up to 24 months from the date of the agreement, at prices that will fluctuate based on changes in the market price of our common stock over that period. Depending upon market liquidity at the times sales are made, these sales could cause the market price of our common stock to decline. Consequently, sales to Fusion may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock by Fusion, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to Fusion and the agreement may be terminated by us at any time at our discretion without any cost to us.

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

We may lose the license rights to certain in-licensed products if we do not exercise adequate diligence.

Our license agreements for Lymphoseek, RIGS, and ACT contain provisions that require that we demonstrate ongoing diligence in the continuing research and development of these potential products. Cira Bio’s rights to certain applications of the ACT technology may be affected by its failure to achieve certain capital raising milestones by December 31, 2006. In addition, our licensed rights to RIGS, unless modified, have certain diligence requirements we must demonstrate by the end of September, 2007. Should we fail to demonstrate the requisite diligence required by any such agreement, we may lose our development and commercialization rights for the associated product.

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

Our business has experienced challenges the past two years that have resulted in several significant changes in our strategy and business plan, including the shifting of resources to support our current product initiatives and downsizings to what we consider to be the minimal support structure necessary to operate a publicly traded company. Our management will need to remain flexible to support our business model over the next few years. However, losing members of the Neoprobe management team could have an adverse effect on our operations. Our success depends on our ability to attract and retain technical and management personnel with expertise and experience in the medical device business. The competition for qualified personnel in the medical device industry is intense and we may not be successful in hiring or retaining the requisite personnel. If we are unable to attract and retain qualified technical and management personnel, we will suffer diminished chances of future success.

Our secured indebtedness imposes significant restrictions on us, and a default could cause us to cease operations.

All of our material assets, except the intellectual property associated with our Lymphoseek, RIGS and ACT products under development, have been pledged as collateral for the $8.1 million in principal amount of our Series A Convertible Notes, issued to funds managed by Great Point Capital Partners and to our CEO under an agreement dated December 13, 2004, as amended November 30, 2006 (the Notes). In addition to the security interest in our assets, the Notes carry substantial covenants that impose significant requirements on us, including, among others, requirements that:

•
we pay all principal ($500,000 paid January 8, 2007, $1,250,000 due July 9, 2007, $1,750,000 due January 7, 2008, $2,000,000 due July 7, 2008, and $2,600,000 due January 7, 2009), interest (12% per annum, payable on March 31, June 30, September 30, and December 31 of each year) and other charges on the Notes when due;

•	we use the proceeds from the sale of the Notes only for permitted purposes, such as Lymphoseek development and general corporate purposes;

•	we nominate and recommend for election as a director a person designated by the holders of the Notes (as of February 28, 2007, the holders of the Notes have not designated a potential board member);

•
we keep reserved out of our authorized shares of common stock sufficient shares to satisfy our obligation to issue shares on conversion of the Notes and the exercise of the warrants issued in connection with the sale of the Notes;

•	we indemnify the purchasers of the Notes against certain liabilities; and

•
we use our best efforts to offer and sell equity securities with gross proceeds of up to $10 million and apply not less than 50% of the net proceeds of such sales to the repayment of principal on the Notes.

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

Further, the Notes require us to apply at least 50% of the proceeds of any permitted asset disposition or any permitted licensing, distribution or similar strategic alliance agreement to the repayment of principal on the Notes.

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

The price of our common stock has been highly volatile due to several factors that will continue to affect the price of our common stock.

Our common stock traded as low as $0.22 per share and as high as $0.36 per share during the twelve-month period ended December 31, 2006. The market price of our common stock has been and is expected to continue to be highly volatile. Factors, including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, may have a significant impact on the market price of our stock. In addition, potential dilutive effects of future sales of shares of common stock by the company and by stockholders, and subsequent sale of common stock by the holders of warrants and options could have an adverse effect on the market price of our shares.

Some additional factors which could lead to the volatility of our common stock include:

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

Generally, the trading volume for our common stock has been relatively limited. A consistently active trading market for our common stock may not occur on the OTCBB. The average daily trading volume for our common stock on the OTCBB for the 12-month period ended February 28, 2007 was approximately 74,000 shares.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

•	general economic and business conditions, both nationally and in our markets,

•	our history of losses, negative net worth and uncertainty of future profitability;

•	our expectations and estimates concerning future financial performance, financing plans and the impact of competition;

•	our ability to implement our growth strategy;

•	anticipated trends in our business;

•	advances in technologies; and

•	other risk factors set forth under “Risk Factors” in this report.

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

Item 2. Description of Property

We currently lease approximately 11,300 square feet of office space at 425 Metro Place North, Dublin, Ohio, as our principal offices. The current lease term is from February 1, 2005 and ending on January 31, 2008, at a monthly base rent of approximately $8,300 during 2007. We must also pay a pro-rata portion of the operating expenses and real estate taxes of the building. We believe these facilities are in good condition, but that we may need to expand our leased space related to our radiopharmaceutical activities depending on the level of activities performed internally versus by third parties.

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

	High	Low	Close
Fiscal Year 2006:
First Quarter	$0.36	$0.25	$0.29
Second Quarter	0.30	0.23	0.26
Third Quarter	0.33	0.23	0.33
Fourth Quarter	0.34	0.22	0.24

Fiscal Year 2005:
First Quarter	$0.72	$0.37	$0.46
Second Quarter	0.46	0.30	0.35
Third Quarter	0.40	0.25	0.30
Fourth Quarter	0.32	0.20	0.25

As of March 9, 2007, we had approximately 805 holders of common stock of record.

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

In March 2006, our Board of Directors authorized the issuance of 67,987 shares of common stock to the trustees of our 401(k) employee benefit plan (the Plan) without registration. Such issuance is exempt from registration under the Securities Act under Section 3(a)(2). The Plan is a pension, profit sharing or stock bonus plan that is qualified under Section 401 of the Internal Revenue Code. The assets of the Plan are held in a single trust fund for the benefit of our employees, which does not hold assets for the benefit of the employees of any other employer. All of the contributions to the Plan from our employees have been invested in assets other than our common stock. We have contributed all of the Neoprobe common stock held by the Plan as a matching contribution that has been less in value at the time it was contributed to the Plan than the employee contributions that it matches.

In December 2006, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC (Fusion). We have authorized up to 12,000,000 shares of our common stock for sale to Fusion under the agreement. Under the terms of the agreement, in December 2006, we issued 720,000 shares of our common stock as an initial commitment fee, in reliance upon an exemption from registration provided by Sections 4(2) and 4(6) of the Securities Act and Regulation D. We are also required to issue to Fusion an additional 720,000 shares of our common stock as an additional commitment fee in connection with each purchase made by Fusion. The additional 720,000 shares will be issued pro rata as we sell our common stock to Fusion under the agreement, resulting in a total commitment fee of 1,440,000 shares of our common stock if the entire $6.0 million in value of stock is sold. The price of shares sold to Fusion will generally be based on market prices for purchases that are not subject to the floor price of $0.20 per share. During 2006, we sold a total of 208,333 shares of common stock under the agreement, realized gross proceeds of $50,000 from such sales, and issued Fusion 6,000 shares of common stock as additional commitment fees related to such sales.

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

The Company

Neoprobe Corporation is a biomedical technology company that provides innovative surgical and diagnostic products that enhance patient care. We currently market two lines of medical devices; our neo2000® gamma detection systems and the Quantix® line of blood flow measurement devices of our subsidiary, Cardiosonix. In addition to our medical device products, we have two radiopharmaceutical products, RIGScan® CR and Lymphoseek®, in the advanced phases of clinical development. We are also exploring the development of our activated cellular therapy (ACT) technology for patient-specific disease treatment through our majority-owned subsidiary, Cira Biosciences, Inc. (Cira Bio).

Executive Summary

This Executive Summary section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Our financial performance is highly dependent on our ability to continue to generate income and cash flow from our gamma device product line and on our ability to successfully commercialize the blood flow products of our subsidiary, Cardiosonix. We cannot assure you, however, that we will achieve the volume of sales anticipated, or if achieved, that the margin on such sales will be adequate to produce positive operating cash flow. We continue to be optimistic about the longer-term potential for our other proprietary, procedural-based technologies such as Lymphoseek and RIGS® (radioimmunoguided surgery); however, these technologies are not anticipated to generate any significant revenue for us during 2007. In addition, we cannot assure you that these products will ever obtain marketing clearance from the appropriate regulatory bodies.

We believe that the future prospects for Neoprobe continue to improve as we make progress in all of our lines of business. We expect revenue from our gamma device line to continue to provide a strong revenue base during 2007. We also continue to expect revenue from our Quantix blood flow measurement products for 2007 to increase over 2006 as our marketing partners gain more experience in selling our products. We have also made progress on our oncology drug development initiatives. During the third quarter of 2006, we initiated a Phase 2 clinical trial for Lymphoseek which we expect to be completed during the first half of 2007.

The majority of our development expenses over the next 12 to 18 months will be devoted to our Lymphoseek efforts to complete manufacturing validation and scale-up, to complete Phase 2 and Phase 3 clinical trials and to prepare for the submission of a new drug application to the U.S. Food and Drug Administration (FDA) which we expect to submit in the first half of 2008 subject to clearance from FDA to commence the Phase 3 studies in a timely fashion. We anticipate the total outsourced out-of-pocket costs for Lymphoseek to be approximately $9 million. We also expect to incur development expenses in 2007 as we continue to innovate our device product lines, although we do not currently expect our out-of-pocket expenses to exceed $1 million related to these projects in 2007. We may also incur some development expenses in 2007 related to our RIGS radiopharmaceutical product development although we intend to defer any major expenses until we identify a partner to assist us in the development and commercialization of RIGScan CR. As a result, although we expect to see positive movement in all our lines of business during 2007, we will likely show a loss for the year primarily due to our drug product development efforts.

As of December 31, 2006, our cash and investments on hand totaled $2.5 million. During 2006, we used $3.6 million in cash to fund our operations. We believe our currently available capital resources will be adequate to sustain our device operations at planned levels in 2007. We intend to raise additional funds through our stock purchase agreement with Fusion to supplement our capital needs until we are able to generate positive cash flow from Lymphoseek and our medical device product lines. However, the extent to which we rely on Fusion as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through the sale of our products. Specifically, Fusion does not have the right or the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.20 per share. If we decide to seek additional funding from other sources to support the development of our products and additional financing is not available when required or is not available on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we may need to modify our business plan. We cannot assure you that the additional capital we require will be available on acceptable terms, if at all. We cannot assure you that we will be able to successfully commercialize products or that we will achieve significant product revenues from our current or potential new products. In addition, we cannot assure you that we will achieve or sustain profitability in the future.

Our Outlook for our Gamma Detection Device Products

We believe our core gamma detection device business line will continue to achieve positive results. Our belief is based on continued interest in the research community in lymphatic mapping. The National Cancer Institute (NCI) recently sponsored two large randomized clinical trials (research studies) for breast cancer comparing sentinel lymph node biopsy (SLNB) with conventional axillary lymph node dissection. The trials were conducted by the National Surgical Adjuvant Breast and Bowel Project (NSABP) and the American College of Surgeons Oncology Group (ACOSOG). NSABP and ACOSOG are both NCI-sponsored Clinical Trials Cooperative Groups, which are networks of institutions and physicians across the country who jointly conduct trials. Although several studies have examined the correlation between the sentinel node and the remaining axillary nodes, these are the first two large randomized multi-center trials that will compare the long-term results of sentinel lymph node removal with full axillary node dissection. Both of these trials are now closed. However, final data from these studies likely will not be presented for another year or so. We expect the results from these clinical trials, when announced, will have a positive impact on helping us to penetrate the remaining market for breast cancer and melanoma. We also believe that the surgical community will continue to adopt the SLNB application while a standard of care determination is still pending. We also believe that Lymphoseek, our lymphatic targeting agent, should it become commercially available, could significantly improve the adoption of SLNB in future years in areas beyond melanoma and breast cancer. To that end, we are supporting the clinical evaluation of Lymphoseek in patients with either prostate or colon cancers.

We believe that most of the leading cancer treatment institutions in the U.S. and other major global markets have adopted SLNB and purchased gamma detection systems such as the neo2000. As a result, we may be reaching saturation within this segment of the market, except for potential replacement sales. As such, our marketing focus in all major global markets for gamma detection devices will continue to be among local/regional hospitals, which typically lag behind leading research centers and major hospitals in adapting to new technologies. A decline in the adoption rate of SLNB at these institutions or the development of alternative technologies by competitors may negatively impact our sales volumes, and therefore, revenues and net income in future years. In order to address the issue of potential saturation as well as to continue to provide our customers with the highest quality tools for performing SLNB, we introduced a new gamma detection probe at the American College of Surgeons 92nd Annual Clinical Congress meeting in Chicago. The new probe uses Bluetooth® wireless technology to communicate gamma radiation counts to our neo2000 control unit. The wireless probe eliminates cumbersome cables that can complicate the surgical field and provides the surgeon with operative field flexibility. The new probe is designed to be used with all existing models of our neo2000 system (Models 2000, 2100 and 2200). The wireless probe will be available with either a straight or angled detection tip.

During March 2006, our primary gamma device marketing partner, Ethicon Endo-Surgery, Inc. (EES), a Johnson & Johnson company, exercised the second of its two options to extend the termination date of our distribution agreement with them through the end of 2008. We believe that total quantities of base neo2000 systems expected to be purchased by EES during 2007 should be consistent with 2005 and 2006 purchase levels. We cannot assure you, however, that EES’ product purchases beyond those firmly committed through mid-2007 will indeed occur or that the prices we realize will not be affected by increased competition.

Under the terms of our distribution agreement with EES, the transfer prices we receive on product sales to EES are based on a fixed percentage of their end-customer sales price, subject to a floor transfer price. Throughout their sales history, our products have generally commanded a price premium in most of the markets in which they are sold, which we believe is due to their superior performance and ease of use. The average end-customer sales prices received by EES for our gamma detection devices declined less than 3% in 2006 as compared to 2005; however, the transfer price that we received from selling to EES during 2006 remained approximately 18% above the floor pricing for the base system configuration. While we continue to believe in the technical and user-friendly superiority of our products, the competitive landscape continues to evolve and we may lose market share or experience price erosion as a result. A loss of market share or significant price erosion would have a direct negative impact on net income. If price erosion continues into 2007, there is a risk associated with future sales of our gamma detection devices to EES that may erode some or all of the premium we received in prior years in excess of the floor price. However, we believe the anticipated steady volumes will result in continued profitability for our gamma device business line for 2007, even at floor prices.

Our Outlook for our Drugs and Therapeutics

The primary focus of our drug and therapeutic development efforts during 2006 centered around commencing a Phase 2 clinical trial for Lymphoseek. Lymphoseek is intended to be used in biopsy procedures for the detection of cancer cells in lymph nodes in a variety of tumor types including breast, melanoma, prostate, gastric and colon cancers. If approved, Lymphoseek would be the first radiopharmaceutical specifically designed to target lymphatic tissue.

Patient enrollment activities for the Phase 2 trial for Lymphoseek commenced during the third quarter of 2006 and we reported positive preliminary results for the first 40 patients earlier in March 2007. Lymphoseek identified lymphatic tissue in over 97% of treated and evaluable patients. We expect to complete the Phase 2 study and report results for all 80 patients during the summer of 2007. While preparing for the Phase 2 study, we began working with regulatory agencies in Europe to determine the pathway to seek marketing clearance for Lymphoseek in Europe. As a result of those discussions, it is our intention to pursue marketing clearance for Lymphoseek through the centralized authority, the European Agency for the Evaluation of Medicinal Products (EMEA) in London. We have reviewed with the EMEA the Phase 2 protocol design with the intention of including European sites in the Phase 3 study. We cannot assure you, however, that this product will achieve regulatory approval, or if approved, that it will achieve market acceptance.

Over the past few years, we have made progress in advancing our RIGScan CR development program while incurring little in the way of research expenses. Our RIGS technology, which had been essentially inactive since the failure to gain approval following our original license application in 1997, has been the subject of renewed interest due primarily to the analysis of survival data related to patients who participated in the original Phase 3 clinical studies that were completed in 1996. We believe there are development milestones that can be achieved prior to the need for significant capital investment in RIGScan CR such as preparing the request for a special protocol assessment (SPA) and completing a final protocol review. However, we continue to believe it will be necessary for us to identify a development partner or an alternative funding source in order to prepare for and fund the pivotal clinical testing that will be necessary to gain marketing clearance for RIGScan CR. We have engaged in discussions with various parties regarding such a partnership. At the present time, while we have parties who have indicated an interest in entering into a development relationship, we do not believe these efforts will result in a partnership until further clarity can be added to the RIGScan regulatory approval pathway, such as perhaps obtaining a positive SPA determination from FDA. However, even if we are able to make such arrangements on satisfactory terms, we believe that the time required for continued development, regulatory approval and commercialization of a RIGS product would likely be a minimum of five years before we receive any significant product-related royalties or revenues. We cannot assure you that we will be able to complete definitive agreements with a development partner for the RIGS technology and do not know if a partner will be obtained on a timely basis on terms acceptable to us, or at all. We also cannot assure you that FDA or the EMEA will clear our RIGS products for marketing or that any such products will be successfully introduced or achieve market acceptance.

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

Cira Bio intends to raise the necessary capital to move this technology platform forward; however, Cira Bio has not yet identified a potential source of capital. Obtaining this funding would likely dilute Neoprobe’s ownership interest in Cira Bio; however, we believe that moving forward such a promising technology will only yield positive results for the Neoprobe stockholders and the patients who could benefit from these treatments. However, we do not know if we will be successful in obtaining funding on terms acceptable to us, or at all. In addition, because Cira Bio was not successful in obtaining sufficient capital by December 31, 2006, the technology rights for the oncology applications of ACT may revert back to Neoprobe and the technology rights for the viral and autoimmune applications may revert back to Cira LLC upon notice by either party.

Our Outlook for our Blood Flow Measurement Products

We have two blood flow measurement devices, the Quantix/ORTM and the Quantix/NDTM, that have regulatory clearance to market in the U.S. and European Union (EU) as well as certain other foreign markets. The Quantix/OR is primarily intended to measure blood flow in cardiac bypass graft and other similar procedures while the Quantix/ND is designed to measure blood flow in neurovascular settings. Sales of blood flow measurement equipment, while higher in 2006 than in previous years, have thus far not met our expectations. We are encouraged by the activities of our blood flow distribution partners and over the second half of 2006 we saw increasing numbers of competitive evaluations of our Quantix/OR device. As such, we remain cautiously optimistic about our blood flow measurement business as we look toward 2007. Due in part to the disappointing performance to date of our blood flow product line, we put significant effort during 2006 into transferring the marketing of our Quantix/OR system to distributor organizations that have broader market presence while we work with thought leaders to determine the ultimate market viability of the Quantix/ND. Currently, we have in place or have executed or reached agreement in principle with distributors and/or master distributors for the Quantix/OR covering the United States, all major market countries in the EU, and substantially all countries that comprise the Pacific Rim of Asia. In addition, we have distribution arrangements in place covering major portions of Central and South America. Our goal is to secure and maintain marketing and distribution arrangements with partners who possess appropriate expertise in marketing medical devices, preferably ultrasound or cardiac care devices, into our primary target markets, the cardiovascular, vascular surgery and neurosurgical markets.

We anticipate spending a significant amount of time and effort in 2007 to close on leads generated regarding the Quantix/OR and to develop new sales leads. The sales cycle for medical devices such as our blood flow products is typically a four to six month cycle. This sales cycle, coupled with the timetable necessary to train the new distributors we engaged during 2006 has resulted in disappointing sales levels of our blood flow measurement equipment to date. We are also investigating alternative pricing strategies such as per-use fees or leasing that may affect the adoption rates for our blood flow measurement devices. As a result, we anticipate that the product development and market support costs we will incur in 2007 will be greater than the revenue we generate from the sales of blood flow devices. We are still evaluating our outlook for 2007 but believe the coming quarters are important to demonstrating the ultimate success of this product line.

Summary

The strength of our oncology product (device and drug) portfolio coupled with expected increased sales of our Quantix blood flow measurement products should position us to eventually achieve profitable operating performance for our device product lines. However, overall profitable operational results will be significantly affected by our decision to fund drug and therapeutic development activities internally.

We anticipate generating a net profit from the sale of our gamma detection devices in 2007, excluding the allocation of any corporate general and administrative costs; however, we expect to show a loss for our blood flow device product line for 2007 due to ongoing research and development and increased marketing and administrative support costs that may be required to expand market acceptance for the product line. The overall operating results for 2007 will be greatly affected by the amount of development of our radiopharmaceutical products. If we are unsuccessful in achieving adequate commercial sales of the Quantix/OR product in 2007, or if we modify our business plan, our medical device profitability estimates will be adversely affected and our business plan will likely need to be modified.

Primarily as a result of the significant development costs we expect to incur related to the continued clinical development of Lymphoseek, we do not expect to achieve operating profit during 2007. In addition, our net loss and loss per share will likely be significantly impacted by the non-cash interest expense we expect to record related to the accounting treatment for the beneficial conversion feature of the convertible debt and for the warrants issued in connection with the private placement we completed in December 2004 and modified in November 2006. Also, we cannot assure you that our current or potential new products will be successfully commercialized, that we will achieve significant product revenues, or that we will achieve or be able to sustain profitability in the future.

Results of Operations

Revenue for 2006 increased to $6.1 million from $5.9 million in the prior year. The increase was due to increased blood flow device sales of $263,000, offset by a decrease of $134,000 in sales of gamma detection devices and extended service contracts.

Gross profit for 2006 decreased $124,000 or 4% as compared to 2005. The decrease in gross profit on net sales of our medical devices in 2006 was primarily due to the decline in gross margin percentage related to our blood flow product line. The decline in blood flow gross margin percentage resulted from $129,000 of inventory impairments related to design changes to our Quantix products in 2006 coupled with lower margins on blood flow sales due to a greater proportion of blood flow devices being sold on a wholesale basis to distributors as opposed to on a retail basis to end customers. By comparison, we recorded $45,000 of inventory impairments related to our laparoscopic gamma detection probe and $13,000 of inventory impairments related to our blood flow product line in 2005.

Results for 2006 also reflect significant expenditures made in the development of Lymphoseek and in continuing to innovate our gamma detection device line with the introduction of a Bluetooth wireless probe. Despite these development advances, our research and development costs for 2006 decreased to $3.8 million compared to $4.0 million in 2005. Consolidated general and administrative expenses decreased slightly to $3.1 million in 2006 from $3.2 million in 2005.

Net Sales and Margins. Net sales, primarily of our gamma detection systems, increased $132,000, or 2%, to $6.1 million in 2006 from $5.9 million in 2005. Gross margins on net sales decreased to 57% of net sales for 2006 compared to 60% of net sales for 2005.

The increase in net sales was the result of increased blood flow device sales of $263,000, offset by a decrease of $134,000 in sales of gamma detection devices and extended service contracts. The price at which we sell our gamma detection products to EES is based on a percentage of the global average selling price received by EES on sales of Neoprobe products to end customers, subject to a minimum floor price. The base system price at which we sold neo2000 systems to EES decreased approximately 3% from 2005 to 2006.

The decrease in gross margins on net product sales was primarily the result of a greater proportion of blood flow devices being sold on a wholesale basis to distributors as opposed to on a retail basis to end customers. Gross margins in 2006 were also adversely affected by inventory impairments of $129,000 related to design changes to our Quantix products. Gross margins in 2005 were adversely affected by inventory impairments of $45,000 related to our laparoscopic gamma detection probe and $13,000 related to our blood flow measurement products.

Research and Development Expenses. Research and development expenses decreased $229,000, or 6%, to $3.8 million during 2006 from $4.0 million in 2005. Research and development expenses in 2006 included approximately $2.1 million in drug and therapy product development costs, $952,000 in gamma detection device development costs, and $708,000 in product design activities for the Quantix products. This compares to expenses of $2.3 million, $276,000 and $1.4 million in these respective product categories in 2005. The changes in each category were primarily due to (i) efforts to move development of Lymphoseek forward offset by decreased activities related to RIGScan CR and our therapeutic products, (ii) development of our Bluetooth wireless gamma detection probe, and (iii) decreased product refinement activities related to the Quantix/OR, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $79,000, or 3%, to $3.1 million during 2006 from $3.2 million in 2005. Decreases in amortization of intangible assets, professional services and insurance were offset by increases in base compensation, including $156,000 of non-cash stock compensation required to be expensed starting in 2006 under SFAS No. 123(R), Share-Based Payment, coupled with increases in marketing and recruiting expenses.

Other Income (Expenses). Other expenses remained steady at $1.3 million during 2006 and 2005. Interest expense increased $146,000 to $1.5 million during 2006 from $1.4 million during 2005 related to the convertible debt agreements we completed in December 2004. Of this interest expense, $809,000 and $687,000 in 2006 and 2005, respectively, was non-cash in nature related to the amortization of debt issuance costs and discounts resulting from the warrants and beneficial conversion features of the convertible debt. This increase was offset by the first quarter 2005 increase in warrant liability of $142,000 resulting from the accounting treatment for the warrants we issued in connection with the convertible debt.

Liquidity and Capital Resources

Operating Activities. Cash used in operations increased $556,000 to $3.6 million during 2006 from $3.0 million during 2005. Working capital decreased $5.0 million to $1.9 million at December 31, 2006 as compared to $6.9 million at December 31, 2005. The current ratio decreased to 1.6:1 at December 31, 2006 from 5.6:1 at December 31, 2005. The decrease in working capital was primarily related to $3.6 million used in operations coupled with the classification of $1.7 million of convertible debt as a current liability following modification of the debt terms in November 2006, as compared to no current convertible debt at December 31, 2005.

Cash and investment balances decreased to $2.5 million at December 31, 2006 from $6.5 million at December 31, 2005, primarily as a result of cash used to fund operating activities and service our debt during 2006.

Accounts receivable increased to $1.2 million at December 31, 2006 from $673,000 at December 31, 2005. The increase was primarily a result of normal fluctuations in timing of purchases and payments by EES. We expect overall receivable levels will continue to fluctuate in 2007 depending on the timing of purchases and payments by EES. However, on average, we expect accounts receivable balances will increase commensurate with anticipated increases in sales of blood flow measurement products to our distributors. Such increases, if any, may require the increased use of our cash resources over time. Inventory levels increased to $1.2 million at December 31, 2006 from $804,000 at December 31, 2005. Finished gamma detection device inventories increased as we built up of our safety stock levels, and materials and work-in-process inventories increased in connection with the start-up of Bluetooth wireless gamma detection probe production. In addition, we capitalized $48,000 of Lymphoseek materials inventory during 2006. During 2006, we also recorded inventory impairment charges totaling $129,000, primarily related to our Quantix products. We expect inventory levels to decrease during 2007 as we convert our Bluetooth inventory into sales and reassess our gamma detection and blood flow measurement device safety stock levels.

Prepaid expenses and other assets decreased to $431,000 at December 31, 2006 from $502,000 at December 31, 2005. The net decrease was primarily the result of decreases in various prepaid assets such as prepaid production costs and prepaid insurance which were offset by net increases in certain non-cash items such as deferred stock offering costs.

Accounts payable increased to $668,000 at December 31, 2006 from $208,000 at December 31, 2005, primarily due to the timing of purchases and payments to vendors.

Investing Activities. Investing activities provided $1.4 million in cash during 2006 versus $1.6 million used during 2005. We received $1.5 million from maturities of available-for-sale securities during 2006. We purchased $5.5 million and received $4.0 million from maturities of available-for-sale securities during 2005. Capital expenditures during 2006 were primarily for software and production tools and equipment in preparation for Bluetooth wireless gamma detection probe production at our contract manufacturers. Capital expenditures during 2005 were primarily related to purchases of production tools and equipment in preparation for blood flow measurement device production. We expect our overall capital expenditures for 2007 will be lower than for 2006.

Financing Activities. Cash used in financing activities decreased $33,000 to $240,000 during 2006 from $273,000 during 2005. Proceeds from the issuance of common stock were $50,000 and $58,000 in 2006 and 2005, respectively. Payments of common stock and debt issuance costs were $36,000 and $30,000 in 2006 and 2005, respectively. Payments of notes payable were $235,000 and $286,000 during 2006 and 2005, respectively.

In December 2006, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC (Fusion). We have authorized up to 12,000,000 shares of our common stock for sale to Fusion under the agreement. Under the terms of the agreement, in December 2006, we issued 720,000 shares of our common stock as an initial commitment fee. We are also required to issue to Fusion up to an additional 720,000 shares of our common stock as an additional commitment fee in connection with future purchases made by Fusion. The additional 720,000 shares will be issued pro rata as we sell our common stock to Fusion under the agreement, resulting in a total commitment fee of 1,440,000 shares of our common stock if the entire $6.0 million in value of stock is sold. The price of shares sold to Fusion will generally be based on market prices for purchases that are not subject to the floor price of $0.20 per share. During 2006, we sold a total of 208,333 shares of our common stock under the agreement, realized gross proceeds of $50,000 from such sales, and issued Fusion 6,000 shares of our common stock as additional commitment fees related to such sales.

During 2005, certain investors and placement agents who received warrants to purchase our common stock in connection with a November 2003 financing exercised a total of 206,865 warrants in exchange for 206,865 shares of our common stock, resulting in net proceeds of $57,922.

In December 2004, we completed a private placement of four-year convertible promissory notes in an aggregate principal amount of $8.1 million with Biomedical Value Fund, L.P., Biomedical Offshore Value Fund, Ltd. and David C. Bupp (our President and CEO). Biomedical Value Fund, L.P. and Biomedical Offshore Value Fund, Ltd. are funds managed by Great Point Partners, LLC. We modified the convertible notes on November 30, 2006 to eliminate the revenue and cash covenants, modify the repayment schedule of the notes, eliminate certain anti-dilution rights, and avoid potential future violations of the debt covenants. The notes originally bore interest at 8% per annum and were originally due on December 13, 2008. In connection with the November 30, 2006 amendment, we cancelled the original notes and issued to the noteholders replacement notes which bear interest at 12% per annum. Instead of the notes being due on December 13, 2008, the principal is now due as follows: $500,000 due January 8, 2007; $1,250,000 due July 9, 2007; $1,750,000 due January 7, 2008; $2,000,000 due July 7, 2008; and the remaining $2,600,000 due January 7, 2009. Additionally, as part of the amendment we agreed to use our best efforts to offer and sell equity securities with gross proceeds of up to $10 million and apply not less than 50% of the net proceeds of any such sales to the repayment of the principal on the notes, and to apply at least 50% of the proceeds of any permitted asset disposition or any permitted licensing, distribution or similar strategic alliance agreement to the repayment of principal on the notes. The notes are freely convertible into shares of our common stock at a price of $0.40 per share. Neoprobe may force conversion of the notes prior to their stated maturity under certain circumstances. As part of the original transaction, we issued the investors 10,125,000 Series T warrants to purchase our common stock at an exercise price of $0.46 per share, expiring in December 2009. In connection with the original placement of this financing, we issued 1,600,000 Series U warrants to purchase our common stock to the placement agents, containing substantially identical terms to the warrants issued to the investors. The convertible promissory note issued to Mr. Bupp in connection with this transaction had an outstanding principal amount of $100,000 on December 31, 2006, and an outstanding principal amount of $100,000 as of March 14, 2007. We made interest payments due under the note to Mr. Bupp totaling $8,333 during the fiscal year ended December 31, 2006.

Our future liquidity and capital requirements will depend on a number of factors, including our ability to raise additional capital in a timely manner through additional investment, expanded market acceptance of our current products, our ability to complete the commercialization of new products, our ability to monetize our investment in non-core technologies, our ability to obtain milestone or development funds from potential development and distribution partners, regulatory actions by FDA and other international regulatory bodies, and intellectual property protection. Our near-term development priorities are to complete the Lymphoseek Phase 2 clinical study and to subsequently commence Phase 3 clinical trials, to support the growth of the reengineered version of the Quantix/OR products, and to identify a development and commercialization partner for our RIGS technology. However, we have significant principal repayments due under our debt during 2007 and 2008 that, based on our current operating plan, will require us to raise additional capital. We have secured a potential source of additional capital through our common stock purchase agreement with Fusion Capital and are evaluating other potential sources. However, we cannot assure you that we will be successful in raising additional capital through Fusion Capital or any other sources, at terms acceptable to the Company, or at all. In addition, we cannot assure you that we will be able to achieve significant product revenues from our current or potential new products. We also cannot assure you that we will achieve profitability again.

Recent Accounting Developments

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140 (SFAS No. 155). SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006 and is required to be adopted by Neoprobe beginning January 1, 2007. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated results of operations or financial condition.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140 (SFAS No. 156). SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 156 (a) requires recognition of a servicing asset or servicing liability each time an obligation to service a financial asset is undertaken by entering into a servicing contract in certain circumstances, (b) requires measurement at fair value of all separately recognized servicing assets and servicing liabilities, (c) permits the use of either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities, (d) permits a one-time reclassification of available-for-sale securities to trading securities at initial adoption, and (e) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006, and is required to be adopted by Neoprobe beginning January 1, 2007. We do not expect the adoption of SFAS No. 156 to have a material impact on our consolidated results of operations or financial condition.

In June 2006, the FASB issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 outlines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and is required to be adopted by Neoprobe beginning January 1, 2007. We are required to adopt FIN 48 as of January 1, 2007. We are currently evaluating the effect that FIN 48 may have on our results of operations and financial condition, but we do not expect the adoption to have a material impact.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and is required to be adopted by Neoprobe beginning January 1, 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated results of operations or financial condition.

In September 2006, the FASB also issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 is effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006, and for employers without publicly traded equity securities as of the end of the fiscal year ending after June 15, 2007. Neoprobe is required to adopt SFAS No. 158 beginning January 1, 2007. We do not expect the adoption of SFAS No. 158 to have a material impact on our consolidated results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs), and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. We have not completed our review of the new guidance; however, we do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated results of operations or financial condition.

Critical Accounting Policies

The following accounting policies are considered by us to be critical to our results of operations and financial condition.

Revenue Recognition Related to Net Sales. We currently generate revenue primarily from sales of our gamma detection products; however, sales of blood flow products constituted approximately 10% of total revenues for 2006 and are expected to increase in the future. Our standard shipping terms are FOB shipping point, and title and risk of loss passes to the customer upon shipment. We generally recognize sales revenue related to sales of our products when the products are shipped and the earnings process has been completed. However, in cases where product is shipped but the earnings process is not yet completed, revenue is deferred until it has been determined that the earnings process has been completed. Our customers have no right to return products purchased in the ordinary course of business.

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

Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base these estimates and assumptions upon historical experience and existing, known circumstances. Actual results could differ from those estimates. Specifically, management may make significant estimates in the following areas:

•
Stock-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. Compensation cost arising from stock-based awards is recognized as expense using the straight-line method over the vesting period. We used the modified prospective application method in adopting SFAS No. 123 (R). We use the Black-Scholes option pricing model to value share-based payments. The valuation assumptions used have not changed from those used under SFAS No. 123. Prior to the adoption of SFAS No. 123(R), we followed the guidance in APB No. 25 and SFAS No. 123, which resulted in disclosure only of the pro forma financial impact of stock options. Financial statements of the Company for periods prior to January 1, 2006 do not reflect any recorded stock-based compensation expense. In adopting SFAS No. 123(R), we made no modifications to outstanding stock options, nor do we have any other outstanding share-based payment instruments subject to SFAS No. 123(R). Based in part on the anticipated adoption of SFAS No. 123(R), the Company generally reduced the number of stock options issued to employees in 2005 and shortened the vesting periods, with a portion of the options vesting immediately and the remainder vesting over a two-year period as compared to our previous practice of issuing stock options that vested over a three-year period. In 2006, we returned to the practice of vesting options over a three-year period. We will continue to evaluate compensation trends and may further revise our option granting practices in future years.

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

•
Impairment or Disposal of Long-Lived Assets. We account for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2006, the most significant long-lived assets on our balance sheet relate to assets recorded in connection with the acquisition of Cardiosonix and gamma detection device patents related to SLNB. The recoverability of these assets is based on the financial projections and models related to the future sales success of Cardiosonix’ products and the continuing success of our gamma detection product line. As such, these assets could be subject to significant adjustment should the Cardiosonix technology not be successfully commercialized or the sales amounts in our current projections not be realized.

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

Other Items Affecting Financial Condition

At December 31, 2006, we had deferred tax assets in the U.S. related to net operating tax loss carryforwards and tax credit carryforwards of approximately $34.9 million and $4.7 million, respectively, available to offset or reduce future income tax liability, if any, through 2026. However, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, use of prior tax loss and credit carryforwards may be limited after an ownership change. As a result of ownership changes as defined by Sections 382 and 383, which have occurred at various points in our history, we believe utilization of our tax loss carryforwards and tax credit carryforwards may be significantly limited.

Item 7. Financial Statements

Our consolidated financial statements, and the related notes, together with the report of BDO Seidman, LLP dated March 14, 2007, are set forth at pages F-1 through F-27 attached hereto.

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

Directors

The following directors’ terms continue until the 2007 Annual Meeting:

Reuven Avital, age 55, has served as a director of our Company since January 2002. Mr. Avital is a partner and general manager of Ma’Aragim Enterprises Ltd., an investment company in Israel, and he is a member of the board of Neoprobe as well as a number of privately-held Israeli companies, two of them in the medical device field.  Mr. Avital was a board member of Cardiosonix, Ltd. from April 2001 through December 31, 2001, when we acquired the company. Previously, Mr. Avital served in the Israeli government in a variety of middle and senior management positions.  He is also chairman or board member in several not-for-profit organizations, mainly involved in education for the under-privileged and international peace-building.  Mr. Avital has B.A. degrees in The History of the Middle East and International Relations from the Hebrew University of Jerusalem, and a M.P.A. from the Kennedy School of Government at Harvard University.

David C. Bupp, age 57, has served as President and a director of our Company since August 1992 and as Chief Executive Officer since February 1998. From August 1992 to May 1993, Mr. Bupp served as our Treasurer. In addition to the foregoing positions, from December 1991 to August 1992, he was Acting President, Executive Vice President, Chief Operating Officer and Treasurer, and from December 1989 to December 1991, he was Vice President, Finance and Chief Financial Officer. From 1982 to December 1989, Mr. Bupp was Senior Vice President, Regional Manager for AmeriTrust Company National Association, a nationally chartered bank holding company, where he was in charge of commercial banking operations throughout Central Ohio. Mr. Bupp has a B.A. degree in Economics from Ohio Wesleyan University. Mr. Bupp also completed a course of study at Stonier Graduate School of Banking at Rutgers University.

Julius R. Krevans, M.D., age 82, has served as a director of our Company since May 1994 and as Chairman of the Board of Directors of our Company since February 1999. Dr. Krevans served as Chancellor of the University of California, San Francisco from July 1982 until May 1993. Prior to his appointment as Chancellor, Dr. Krevans served as a Professor of Medicine and Dean of the School of Medicine at the University of California, San Francisco from 1971 to 1982. Dr. Krevans is a member of the Institute of Medicine, National Academy of Sciences, and led its committee for the National Research Agenda on Aging until 1991. Dr. Krevans also serves on the Board of Directors and the compensation committee of the Board of Directors of Calypte Biomedical Corporation (Calypte), a publicly held corporation. Dr. Krevans has a B.S. degree and a M.D. degree, both from New York University.

The following directors' terms continue until the 2008 Annual Meeting:

Carl J. Aschinger, Jr., age 68, has served as a director of our Company since June 2004. Mr. Aschinger is the Chairman and Chief Executive Officer of Columbus Show Case Co., a privately-held company that manufactures showcases for the retail industry. Mr. Aschinger also serves on the Board of Directors and as Chairman of the Audit Committee of Pinnacle Data Systems, a publicly-traded company that provides software and hardware solutions to original equipment manufacturers. Mr. Aschinger is a former director of Liqui-Box Corporation and Huntington National Bank as well as other privately-held ventures and has served on boards or advisory committees of several not-for-profit organizations.

Fred B. Miller, age 67, has served as a director of our Company since January 2002. Mr. Miller serves as Chairman of the Audit Committee. Mr. Miller is the President and Chief Operating Officer of Seicon, Limited, a privately held company that specializes in developing, applying and licensing technology to reduce seismic and mechanically induced vibration. Mr. Miller also serves on the board of one other privately-held company. Until his retirement in 1995, Mr. Miller had been with Price Waterhouse LLP since 1962. Mr. Miller is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants (AICPA), a past member of the Council of the AICPA and a member and past president of the Ohio Society of Certified Public Accountants. He also has served on the boards or advisory committees of several universities and not-for-profit organizations. Mr. Miller has a B.S. degree in Accounting from the Ohio State University.

The following directors’ terms continue until the 2009 Annual Meeting:

Kirby I. Bland, M.D., age 65, has served as a director of our Company since May 2004. Dr. Bland currently serves as Professor and Chairman and Fay Fletcher Kerner Professor and Chairman, Department of Surgery of the University of Alabama at Birmingham (UAB) School of Medicine since 1999 and 2002, respectively, Deputy Director of the UAB Comprehensive Cancer Center since 2000 and Senior Scientist, Division of Human Gene Therapy, UAB School of Medicine since 2001. Prior to his appointments at UAB, Dr. Bland was J. Murry Breadsley Professor and Chairman, Professor of Medical Science, Department of Surgery and Director, Brown University Integrated Program in Surgery at Brown University School of Medicine from 1993 to 1999. Prior to his appointments at Brown University, Dr. Bland was Professor and Associate Chairman, Department of Surgery, University of Florida College of Medicine from 1983 to 1993 and Associate Director of Clinical Research at the University of Florida Cancer Center from 1991 to 1993. Dr. Bland held a number of medical staff positions at the University of Louisville, School of Medicine from 1977 to 1983 and at M. D. Anderson Hospital and Tumor Institute from 1976 to 1977. Dr. Bland is a member of the Board of Governors of the American College of Surgeons (ACS), a member of the ACS’ Advisory Committee, Oncology Group (ACOSOG), a member of the ACS’ American Joint Committee on Cancer Task Force and serves as Chairman of the ACS’ Breast Disease Site Committee, COC. Dr. Bland is a past President of the Society of Surgical Oncology. Dr. Bland received his B.S. in Chemistry/Biology from Auburn University and a M.D. degree from the University of Alabama, Medical College of Alabama.

J. Frank Whitley, Jr., age 64, has served as a director of our Company since May 1994. Mr. Whitley was Director of Mergers, Acquisitions and Licensing at The Dow Chemical Company (Dow), a multinational chemical company, from June 1993 until his retirement in June 1997. After joining Dow in 1965, Mr. Whitley served in a variety of marketing, financial, and business management functions. Mr. Whitley has a B.S. degree in Mathematics from Lamar State College of Technology.

Executive Officers

In addition to Mr. Bupp, the following individuals are executive officers of our Company and serve in the position(s) indicated below:

Name	Age	Position

Anthony K. Blair	46	Vice President, Manufacturing Operations
Carl M. Bosch	50	Vice President, Research and Development
Rodger A. Brown	56	Vice President, Regulatory Affairs and Quality Assurance
Brent L. Larson	43	Vice President, Finance; Chief Financial Officer; Treasurer and Secretary
Douglas L. Rash	63	Vice President, Marketing

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of our securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to us. Based on our review of these reports and written representations from reporting persons, we believe that all reporting persons complied with all filing requirements during the fiscal year ended December 31, 2006, except for Carl Aschinger, Reuven Avital, Anthony Blair, Kirby Bland, Carl Bosch, Rodger Brown, David Bupp, Julius Krevans, Brent Larson, Fred Miller, Douglas Rash, and J. Frank Whitley, who each had one late Form 4 filing relating to options granted by the Company in December 2006.

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

Audit Committee

The Audit Committee of the Board of Directors selects our independent public accountants with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, the accounting principles that we use in financial reporting, internal financial auditing procedures and the adequacy of our internal control procedures. The members of our Audit Committee are: Fred B. Miller (Chairman), Carl J. Aschinger, Jr., Reuven Avital, and J. Frank Whitley, Jr., each of whom is “independent” under the Nasdaq rules referenced below in Part III, Item 12 of this Form 10-KSB. The Board of Directors has determined that Fred B. Miller meets the requirements of an “audit committee financial expert” as set forth in Section 401(e) of Regulation S-B promulgated by the SEC. The Audit Committee held seven meetings in fiscal 2006.

Item 10. Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning the annual and long-term compensation of our Chief Executive Officer and our other two highest paid executive officers during the last fiscal year (the Named Executives) for the last two fiscal years.

				(b)	(c)
			(a)	Option	All Other	Total
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Compensation

Carl M. Bosch Vice President, Research and Development	2006 2005	$160,000 149,000	$6,000 7,500	$16,175 -	$4,558 4,107	$186,733 160,607

David C. Bupp President and Chief Executive Officer	2006 2005	$305,000 290,000	$20,000 45,000	$60,006 -	$8,099 7,789	$393,105 342,789

Brent L. Larson Vice President, Finance and Chief Financial Officer	2006 2005	$160,000 149,000	$5,000 7,500	$16,175 -	$4,576 4,113	$185,751 160,613

(a)	Bonuses, if any, have been disclosed for the year in which they were earned (i.e., the year to which the service relates).

(b)
Amount represents the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123(R). Assumptions made in the valuation of stock option awards are disclosed in Item 1(l) of the Notes to the Consolidated Financial Statements in this Form 10-KSB. Prior to 2006, the Company accounted for stock option awards under APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options.

(c)
Amount represents life insurance premiums paid during the fiscal year for the benefit of the Named Executives and matching contributions under the Neoprobe Corporation 401(k) Plan (the Plan). Eligible employees may make voluntary contributions and we may, but are not obligated to, make matching contributions based on 40 percent of the employee’s contribution, up to five percent of the employee’s salary. Employee contributions are invested in mutual funds administered by an independent plan administrator. Company contributions, if any, are made in the form of shares of common stock. The Plan qualifies under section 401 of the Internal Revenue Code, which provides that employee and company contributions and income earned on contributions are not taxable to the employee until withdrawn from the Plan, and that we may deduct our contributions when made.

Compensation of Mr. Bupp

Employment Agreement. David C. Bupp is employed under a thirty-six (36) month employment agreement effective January 1, 2007. The employment agreement provides for an annual base salary of $305,000.

The Board of Directors will, on an annual basis, review the performance of our company and of Mr. Bupp and may pay a bonus to Mr. Bupp as it deems appropriate, in its discretion. Such review and bonus will be consistent with any bonus plan adopted by the Compensation Committee that covers the executive officers of our company generally.

If a change in control occurs with respect to our company and the employment of Mr. Bupp is concurrently or subsequently terminated:

•	by our company without cause (cause is defined as any willful breach of a material duty by Mr. Bupp in the course of his employment or willful and continued neglect of his duty as an employee);

•	by the expiration of the term of Mr. Bupp’s employment agreement; or

•
by the resignation of Mr. Bupp because his title, authority, responsibilities or compensation have materially diminished, a material adverse change occurs in his working conditions or we breach the agreement;

then, Mr. Bupp will be paid a severance payment of $762,500 (less amounts paid as Mr. Bupp’s salary and benefits that continue for the remaining term of the agreement if his employment is terminated without cause).

For purposes of Mr. Bupp’s employment agreement, a change in control includes:

•
the acquisition, directly or indirectly, by a person (other than our company or an employee benefit plan established by the Board of Directors) of beneficial ownership of thirty percent (30%) or more of our securities with voting power in the next meeting of holders of voting securities to elect the directors;

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

Mr. Bupp will be paid a severance amount of $406,250 if his employment is terminated at the end of his employment agreement or without cause. If Mr. Bupp is terminated without cause, his benefits will continue for the longer of thirty-six (36) months or the full term of the agreement.

Compensation of Other Named Executives

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

Carl M. Bosch

Employment Agreement. Carl Bosch is employed under a twenty-four (24) month employment agreement effective January 1, 2007. The employment agreement provides for an annual base salary of $170,000.

The Compensation Committee will, on an annual basis, review the performance of our company and of Mr. Bosch and we may pay a bonus to Mr. Bosch as we deem appropriate, in our discretion. Such review and bonus will be consistent with any bonus plan adopted by the Compensation Committee that covers the executive officers of our company generally.

If a change in control occurs with respect to our company and the employment of Mr. Bosch is concurrently or subsequently terminated:

•	by our company without cause (cause is defined as any willful breach of a material duty by Mr. Bosch in the course of his employment or willful and continued neglect of his duty as an employee);

•	by the expiration of the term of Mr. Bosch’s employment agreement; or

•
by the resignation of Mr. Bosch because his title, authority, responsibilities or compensation have materially diminished, a material adverse change occurs in his working conditions or we breach the agreement;

then, Mr. Bosch will be paid a severance payment of $340,000 and will continue his benefits for the longer of twelve (12) months or the remaining term of his employment agreement.

For purposes of Mr. Bosch’s employment agreement, a change in control includes:

•
the acquisition, directly or indirectly, by a person (other than our company or an employee benefit plan established by the Board of Directors) of beneficial ownership of thirty percent (30%) or more of our securities with voting power in the next meeting of holders of voting securities to elect the directors;

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

Mr. Bosch will be paid a severance amount of $170,000 if his employment is terminated at the end of his employment agreement or without cause. If Mr. Bosch is terminated without cause, his benefits will continue for the longer of twelve (12) months or the full term of the agreement.

Brent L. Larson

Employment Agreement. Brent Larson is employed under a twenty-four (24) month employment agreement effective January 1, 2007. The employment agreement provides for an annual base salary of $170,000.

The terms of Mr. Larson’s employment agreement are substantially identical to Mr. Bosch’s employment agreement.

The Compensation Committee will, on an annual basis, review the performance of our company and of Mr. Larson and we may pay a bonus to Mr. Larson as we deem appropriate, in our discretion. Such review and bonus will be consistent with any bonus plan adopted by the Compensation Committee that covers the executive officers of our company generally.

Outstanding Equity Awards at Fiscal Year End

The following table presents certain information concerning outstanding equity awards held by the Named Executives as of December 31, 2006.

	Number of Securities Underlying Unexercised Options (#)		Option Exercise		Option Expiration
Name	Exercisable	Unexercisable	Price		Date	Note

Carl M. Bosch	10,000 20,000 45,000 45,000 50,000 40,000 30,000 46,667 33,333 33,333 26,667 -	- - - - - - - 23,333 16,667 16,667 13,333 50,000	$ $ $ $ $ $ $ $ $ $ $ $	1.50 1.25 0.50 0.41 0.42 0.14 0.13 0.30 0.49 0.39 0.26 0.27	9/28/2008 2/11/2009 1/4/2010 1/3/2011 1/7/2012 1/15/2013 2/15/2013 1/7/2014 7/28/2014 12/10/2014 12/27/2015 12/15/2016	(b (c (d (e (f (g (h (i (j (k (l (m	) ) ) ) ) ) ) ) ) ) ) )

David C. Bupp	180,000 180,000 180,000 100,000 70,000 100,000 100,000 133,333 133,333 -	- - - - - 50,000 50,000 66,667 66,667 300,000	$ $ $ $ $ $ $ $ $ $	0.50 0.41 0.42 0.14 0.13 0.30 0.49 0.39 0.26 0.27	1/4/2010 1/3/2011 1/7/2012 1/15/2013 2/15/2013 1/7/2014 7/28/2014 12/10/2014 12/27/2015 12/15/2016	(d (e (f (g (h (i (j (k (l (m	) ) ) ) ) ) ) ) ) )

Brent L. Larson	7,200 25,000 25,000 60,000 60,000 50,000 40,000 30,000 46,667 33,333 33,333 26,667 -	- - - - - - - - 23,333 16,667 16,667 13,333 50,000	$ $ $ $ $ $ $ $ $ $ $ $ $	5.63 1.50 1.25 0.50 0.41 0.42 0.14 0.13 0.30 0.49 0.39 0.26 0.27	1/28/2008 9/28/2008 2/11/2009 1/4/2010 1/3/2011 1/7/2012 1/15/2013 2/15/2013 1/7/2014 7/28/2014 12/10/2014 12/27/2015 12/15/2016	(a (b (c (d (e (f (g (h (i (j (k (l (m	) ) ) ) ) ) ) ) ) ) ) ) )

(a)	Options were granted 1/28/1998 and vested as to one-third immediately and on each of the first two anniversaries of the date of grant.

(b)	Options were granted 9/28/1998 and vested as to one-thirtieth (1/30) per month for thirty (30) months after the date of grant.

(c)	Options were granted 2/11/1999 and vested as to one-third immediately and on each of the first two anniversaries of the date of grant.

(d)	Options were granted 1/4/2000 and vested as to one-third on each of the first three anniversaries of the date of grant.

(e)	Options were granted 1/3/2001 and vested as to one-third on each of the first three anniversaries of the date of grant.

(f)	Options were granted 1/7/2002 and vested as to one-third on each of the first three anniversaries of the date of grant.

(g)	Options were granted 1/15/2003 and vested as to one-third on each of the first three anniversaries of the date of grant.

(h)	Options were granted 2/15/2003 and vested as to one-third on each of the first three anniversaries of the date of grant.

(i)	Options were granted 1/7/2004 and vest as to one-third on each of the first three anniversaries of the date of grant.

(j)	Options were granted 7/28/2004 and vest as to one-third on each of the first three anniversaries of the date of grant.

(k)	Options were granted 12/10/2004 and vest as to one-third on each of the first three anniversaries of the date of grant.

(l)	Options were granted 12/27/2005 and vest as to one-third immediately and on each of the first two anniversaries of the date of grant.

(m)	Options were granted 12/15/2006 and vest as to one-third on each of the first three anniversaries of the date of grant.

Compensation of Non-Employee Directors

Non-employee directors received a quarterly retainer of $3,000 and earned $1,000 per board meeting attended in person or $500 per telephonic board meeting. The Chairman of the Board and the Chairman of the Audit Committee each received an additional quarterly retainer of $1,250 for their services in those capacities during 2006. The Chairman of the Audit Committee also earned an additional $500 per Audit Committee meeting attended in person or $250 per telephonic Audit Committee meeting. In addition, members of the Audit Committee received a quarterly retainer of $625 and earned $250 per Audit Committee meeting attended, whether in person or telephonically. We also reimbursed non-employee directors for travel expenses for meetings attended during 2006.

Each non-employee director also received 20,000 options to purchase common stock as a part of our annual stock incentive grants. Options granted to purchase common stock vest on the first anniversary of the date of grant and have an exercise price equal to not less than the closing market price of common stock at the date of grant. The aggregate number of option awards outstanding at February 28, 2007 for each Director is set forth below in the footnotes to the beneficial ownership table provided in Part II, Item 11 of this Form 10-KSB. Directors who are also officers or employees of Neoprobe do not receive any compensation for their services as directors.

The following table sets forth certain information concerning the compensation of non-employee Directors for the fiscal year ended December 31, 2006.

Name	(a) Fees Earned or Paid in Cash	(b) Option Awards	Total Compensation

Carl J. Aschinger, Jr.	$19,750	$9,099	$28,849
Reuven Avital	20,250	9,099	29,349
Kirby I. Bland, M.D.	17,000	9,988	26,988
Julius R. Krevans, M.D.	21,500	10,366	31,866
Fred B. Miller	23,500	10,366	33,866
J. Frank Whitley, Jr.	20,250	9,099	29,349

(a)
Amount represents fees earned during the fiscal year ended December 31, 2006 (i.e., the year to which the service relates). Quarterly retainers are paid during the quarter in which they are earned. Meeting attendance fees are paid during the quarter following the quarter in which they are earned.

(b)
Amount represents the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123(R). Assumptions made in the valuation of stock option awards are disclosed in Item 1(l) of the Notes to the Consolidated Financial Statements in this Form 10-KSB. Prior to 2006, the Company accounted for stock option awards under APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2006, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	5,975,473	$0.42	1,007,500

Equity compensation plans not approved by security holders	-	-	-

Total	5,975,473	$0.42	1,007,500

Security Ownership of Principal Stockholders, Directors, Nominees and Executive Officers and Related Stockholder Matters

The following table sets forth, as of February 28, 2007, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than 5 percent of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the Named Executives (see “Executive Compensation - Summary Compensation Table”), and (iv) our directors and executive officers as a group.

Beneficial Owner	Number of Shares Beneficially Owned (*)			Percent of Class (**)
Carl J. Aschinger, Jr.	180,000	(a	)	(l	)
Reuven Avital	294,256	(b	)	(l	)
Kirby I. Bland	140,000	(c	)	(l	)
Carl M. Bosch	507,178	(d	)	(l	)
David C. Bupp	3,056,934	(e	)	4.9%
Julius R. Krevans	392,000	(f	)	(l	)
Brent L. Larson	627,762	(g	)	(l	)
Fred B. Miller	266,000	(h	)	(l	)
J. Frank Whitley, Jr.	246,000	(i	)	(l	)
All directors and officers as a group	6,326,295	(j)(m	)	9.7%
(12 persons)

Great Point Partners, L.P. 2 Pickwick Plaza, Suite 450 Greenwich, CT 06830	28,750,000	(k	)	32.4%

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

(**)	Percent of class is calculated on the basis of the number of shares outstanding on February 28, 2007, plus the number of shares the person has the right to acquire within 60 days of February 28, 2007.

(a)
This amount includes 80,000 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 30,000 shares issuable upon exercise of options which are not exercisable within 60 days.

(b)
This amount consists of 139,256 shares of our common stock owned by Mittai Investments Ltd. (Mittai), an investment fund under the management and control of Mr. Avital, and 155,000 shares issuable upon exercise of options which are exercisable within 60 days but does not include 20,000 shares issuable upon exercise of options which are not exercisable within 60 days. The shares held by Mittai were obtained through a distribution of 2,785,123 shares previously held by Ma’Aragim Enterprise Ltd. (Ma’Aragim), another investment fund under the management and control of Mr. Avital. On February 28, 2005, Ma’Aragim distributed its shares to the partners in the fund. Mr. Avital is not an affiliate of the other fund to which the remaining 2,645,867 shares were distributed. Of the 2,785,123 shares previously held by Ma’Aragim, 2,286,712 were acquired in exchange for surrendering its shares in Cardiosonix Ltd. on December 31, 2001, in connection with our acquisition of Cardiosonix, and 498,411 were acquired by Ma’Aragim based on the satisfaction of certain developmental milestones on December 30, 2002, associated with our acquisition of Cardiosonix.

(c)
This amount includes 140,000 shares issuable upon exercise of options which are exercisable within 60 days but does not include 20,000 shares issuable upon exercise of options which are not exercisable within 60 days.

(d)
This amount includes 403,333 shares issuable upon exercise of options which are exercisable within 60 days and 63,845 shares in Mr. Bosch’s account in the 401(k) Plan, but does not include 96,667 shares issuable upon exercise of options which are not exercisable within 60 days.

(e)
This amount includes 1,226,666 shares issuable upon exercise of options which are exercisable within 60 days, 875,000 warrants which are exercisable within 60 days, a promissory note convertible into 250,000 shares of our common stock, 175,511 shares that are held by Mr. Bupp’s wife for which he disclaims beneficial ownership and 91,257 shares in Mr. Bupp’s account in the 401(k) Plan, but it does not include 483,334 shares issuable upon exercise of options which are not exercisable within 60 days.

(f)
This amount includes 390,000 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 20,000 shares issuable upon the exercise of options which are not exercisable within 60 days.

(g)
This amount includes 460,533 shares issuable upon exercise of options which are exercisable within 60 days and 64,229 shares in Mr. Larson’s account in the 401(k) Plan, but it does not include 96,667 shares issuable upon exercise of options which are not exercisable within 60 days.

(h)
This amount includes 215,000 shares issuable upon exercise of options which are exercisable within 60 days and 31,000 shares held by Mr. Miller’s wife for which he disclaims beneficial ownership, but does not include 20,000 shares issuable upon the exercise of options which are not exercisable within 60 days.

(i)
This amount includes 245,000 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 20,000 shares issuable upon exercise of options which are not exercisable within 60 days.

(j)
This amount includes 3,893,365 shares issuable upon exercise of options which are exercisable within 60 days and 240,663 shares held in the 401(k) Plan on behalf of certain officers, but it does not include 963,335 shares issuable upon the exercise of options which are not exercisable within 60 days. The Company itself is the trustee of the Neoprobe 401(k) Plan and may, as such, share investment power over common stock held in such plan. The trustee disclaims any beneficial ownership of shares held by the 401(k) Plan. The 401(k) Plan holds an aggregate total of 444,536 shares of common stock.

(k)
This amount includes 10,278,125 shares issuable upon conversion of promissory notes in the principal amount of $4,111,250 held by Biomedical Value Fund, L.P. (BVF) that are convertible within 60 days, 8,409,375 shares issuable upon conversion of promissory notes in the original principal amount of $3,363,750 held by Biomedical Offshore Value Fund, Ltd. (BOVF) that are convertible within 60 days, 5,500,000 warrants held by BVF that are exercisable within 60 days and 4,500,000 warrants held by BOVF that are exercisable within 60 days. BVF and BOVF are investment funds managed by Great Point Partners, LLP.

(l)	Less than one percent.

(m)	The address of all directors and executive offices is c/o Neoprobe Corporation, 425 Metro Place North, Suite 300, Dublin, Ohio 43017-1367.

Item 12. Certain Relationships and Related Transactions

Director Independence

Our Board of Directors has adopted the definition of “independence” as described under the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) Section 301, Rule 10A-3 under the Securities Exchange Act of 1934 (the Exchange Act) and Nasdaq Rules 4200 and 4350. Our Board of Directors has determined that Messrs. Aschinger, Avital, Miller and Whitley, and Drs. Bland and Krevans meet the independence requirements.

See Liquidity and Capital Resources in Part II, Item 6 of this Form 10-KSB for information about our related party transactions.

Item 13. Exhibits

Exhibit Number	Exhibit Description

3.1
Amended and Restated Certificate of Incorporation of Neoprobe Corporation as corrected February 18, 1994 and amended June 27, 1994, June 3, 1996, March 17, 1999, May 9, 2000, June 13, 2003, July 27, 2004, June 22, 2005, and November 20, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed December 7, 2006).

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

10.4
Form of Stock Option Agreement under the Neoprobe Corporation Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 21, 2006).

10.5
Employment Agreement, dated January 1, 2007, between the Company and David C. Bupp. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 5, 2007. This is one of three substantially identical employment agreements. A schedule identifying the other agreements and setting forth the material details in which such agreements differ from the one that is incorporated by reference herein is filed as Exhibit 10.6 to this Annual Report on Form 10-KSB).

10.6
Schedule identifying material differences between the employment agreement incorporated by reference as Exhibit 10.5 to this Annual Report on Form 10-KSB and other substantially identical employment agreements (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 5, 2007).

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

10.11
License Agreement dated January 30, 2002 between the Company and the Regents of the University of California, San Diego, as amended on May 27, 2003 and February 1, 2006 (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission) (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB filed March 31, 2006).

10.12
Evaluation License Agreement dated March 31, 2005 between the Company and the Regents of the University of California, San Diego (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission) (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-KSB filed March 31, 2006).

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

10.24
Amendment, dated November 30, 2006, to the Securities Purchase Agreement, dated as of December 13, 2004, among Neoprobe Corporation, Biomedical Value Fund, L.P., Biomedical Offshore Value Fund, Ltd. and David C. Bupp (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 4, 2006).

10.25
Form of Neoprobe Corporation Replacement Series A Convertible Promissory Note issued by the Company in connection with the Amendment, dated November 30, 2006, to the Securities Purchase Agreement, dated as of December 13, 2004, by and among Neoprobe Corporation, Biomedical Value Fund, L.P., Biomedical Offshore Value Fund, Ltd. and David C. Bupp (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 4, 2006. This is the form of three substantially identical agreements. A schedule identifying the agreements and setting forth the material details in which such agreements differ from the form that is incorporated by reference herein is filed as Exhibit 10.26 to this Annual Report on Form 10-KSB).

10.26
Schedule identifying material differences between the form of Replacement Series A Convertible Promissory Note incorporated by reference as Exhibit 10.25 to this Annual Report on Form 10-KSB and the substantially identical Replacement Series A Convertible Promissory Notes (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 4, 2006).

10.27
Form of Series T Neoprobe Corporation Replacement Common Stock Purchase Warrant issued by the Company in connection with the Amendment, dated November 30, 2006, to the Securities Purchase Agreement, dated as of December 13, 2004, by and among Neoprobe Corporation, Biomedical Value Fund, L.P., Biomedical Offshore Value Fund, Ltd. and David C. Bupp (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 4, 2006. This is the form of three substantially identical warrants. A schedule identifying the warrants and setting forth the material details in which such agreements differ from the form that is incorporated by reference herein is filed as Exhibit 10.28 to this Annual Report on Form 10-KSB).

10.28
Schedule identifying material differences between the Form of Series T Neoprobe Corporation Replacement Common Stock Purchase Warrant incorporated by reference as Exhibit 10.27 to this Annual Report on Form 10-KSB and the substantially identical Series T Neoprobe Corporation Replacement Common Stock Purchase Warrants (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 4, 2006).

10.29
Security Agreement, dated as of December 13, 2004, made by Neoprobe Corporation in favor of Biomedical Value Fund, L.P., Biomedical Offshore Value Fund, Ltd. and David C. Bupp (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 16, 2004).

10.30
Form of Series U Warrant Agreement, dated December 13, 2004, between the Company and the placement agents for the Series A Convertible Promissory Notes and Series T Warrants. (Incorporated by reference to Exhibit 10.35 to the Company’s December 31, 2004 Form 10-KSB. This is the form of six substantially identical agreements. A schedule identifying the other agreements and setting forth the material details in which such agreements differ from the one that is incorporated by reference herein was filed as Exhibit 10.36 to the Company’s December 31, 2004 Form 10-KSB.)

10.31
Common Stock Purchase Agreement between the Company and Fusion Capital Fund II, LLC dated December 1, 2006 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 4, 2006).

10.32
Registration Rights Agreement dated December 1, 2006, between the Company and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 4, 2006).

21.1	Subsidiaries of the registrant.*

23.1	Consent of BDO Seidman, LLP.*

24.1	Powers of Attorney.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

* Filed herewith.

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed and expected to be billed for professional services rendered by BDO Seidman, LLP for the audit of the Company’s annual consolidated financial statements for the 2006 fiscal year, the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB for the 2006 fiscal year, and consents related to the Company’s registration statements filed during the 2006 fiscal year were $150,650 (including direct engagement expenses). The aggregate fees billed for professional services rendered by BDO Seidman, LLP for the audit of the Company’s annual consolidated financial statements for the 2005 fiscal year and the review of the financial statements included in the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 were $103,360 (including direct engagement expenses). The aggregate fees billed for professional services rendered by KPMG LLP for consents related to the Company’s registration statements filed during the 2006 fiscal year were $18,000 (including direct engagement expenses). The aggregate fees billed for professional services rendered by KPMG LLP for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2005 and June 30, 2005 and consents related to the Company’s registration statements filed during the 2005 fiscal year were $42,400 (including direct engagement expenses). KPMG LLP is no longer the Company’s principal accountant.

Audit-Related Fees. No fees were billed by BDO Seidman, LLP for audit-related services for the 2006 or 2005 fiscal years.

Tax Fees. No fees were billed by BDO Seidman, LLP for tax-related services for the 2006 or 2005 fiscal years. The aggregate fees billed by KPMG LLP for tax-related services rendered for the Company for the 2005 fiscal year were $8,750. KPMG LLP is no longer the Company’s principal accountant. The tax-related services were all in the nature of tax compliance and tax planning.

All Other Fees. The aggregate fees billed for services rendered to the company by BDO Seidman, LLP, other than the audit services, were $0 for the 2006 fiscal year and $0 for the 2005 fiscal year.

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

Dated: March 16, 2007	NEOPROBE CORPORATION (the Company)

	By:	/s/ David C. Bupp
David C. Bupp, President and Chief Executive Officer

Signature	Title	Date

/s/David C. Bupp	Director, President and Chief Executive Officer (principal executive officer)	March 1, 2007
David C. Bupp

/s/ Brent L. Larson*	Vice President, Finance and Chief Financial Officer (principal financial officer)	March 1, 2007
Brent L. Larson

/s/ Carl J. Aschinger, Jr.*	Director	March 1, 2007
Carl J. Aschinger, Jr.

/s/ Reuven Avital*	Director	March 1, 2007
Reuven Avital

/s/ Kirby I. Bland*	Director	March 1, 2007
Kirby I. Bland

/s/ Julius R. Krevans*	Chairman, Director	March 1, 2007
Julius R. Krevans

/s/ Fred B. Miller*	Director	March 1, 2007
Fred B. Miller

/s/ J. Frank Whitley, Jr.*	Director	March 1, 2007
J. Frank Whitley, Jr.

*By: /s/ David C. Bupp
David C. Bupp, Attorney-in-fact

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

NEOPROBE CORPORATION

FORM 10-KSB ANNUAL REPORT

FOR THE FISCAL YEARS ENDED:

DECEMBER 31, 2006 AND 2005

FINANCIAL STATEMENTS

NEOPROBE CORPORATION and SUBSIDIARY

Index to Financial Statements

Consolidated Financial Statements of Neoprobe Corporation

Report of Independent Registered Public Accounting Firm
BDO Seidman, LLP	F-2

Consolidated Balance Sheets as of
December 31, 2006 and December 31, 2005	F-3

Consolidated Statements of Operations for the years ended
December 31, 2006 and December 31, 2005	F-5

Consolidated Statements of Stockholders’ Equity for the years ended
December 31, 2006 and December 31, 2005	F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 2006 and December 31, 2005	F-7

Notes to the Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

Board of Directors
Neoprobe Corporation
Dublin, Ohio

We have audited the accompanying consolidated balance sheets of Neoprobe Corporation as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neoprobe Corporation at December 31, 2006 and 2005 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, using the modified prospective transition method.

/s/ BDO Seidman, LLP

Chicago, Illinois March 14, 2007

Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets

December 31, 2006 and 2005

	2006	2005
ASSETS
Current assets:
Cash	$2,502,655	$4,940,946
Available-for-sale securities	-	1,529,259
Accounts receivable, net	1,246,089	673,008
Inventory	1,154,376	803,703
Prepaid expenses and other	430,623	501,557

Total current assets	5,333,743	8,448,473

Property and equipment	2,238,050	2,051,793
Less accumulated depreciation and amortization	1,882,371	1,768,558

	355,679	283,235

Patents and trademarks	3,131,391	3,162,547
Acquired technology	237,271	237,271
	3,368,662	3,399,818
Less accumulated amortization	1,540,145	1,300,908

	1,828,517	2,098,910

Other assets	515,593	739,823

Total assets	$8,033,532	$11,570,441

Continued

Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets, continued

	2006	2005
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$668,288	$207,824
Accrued liabilities and other	544,215	821,781
Capital lease obligations	14,841	19,530
Deferred revenue	348,568	252,494
Notes payable to finance companies	136,925	200,054
Notes payable to investors, current portion, net of discount of $53,585	1,696,415	-

Total current liabilities	3,409,252	1,501,683

Capital lease obligations	17,014	31,855
Deferred revenue	40,495	41,132
Notes payable to CEO, net of discounts of $19,030 and $26,249, respectively	80,970	73,751
Notes payable to investors, net of discounts of $1,468,845 and $2,099,898, respectively	4,781,155	5,900,102
Other liabilities	2,673	5,122

Total liabilities	8,331,559	7,553,645

Commitments and contingencies

Stockholders’ (deficit) equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized at December 31, 2006 and 2005; none issued and outstanding	-	-
Common stock; $.001 par value; 150,000,000 shares authorized; 59,624,379 and 58,622,059 shares issued and outstanding at December 31, 2006 and 2005, respectively	59,624	58,622
Additional paid-in capital	135,330,668	134,903,259
Accumulated deficit	(135,688,319)	(130,947,103)
Accumulated other comprehensive income	-	2,018

Total stockholders’ (deficit) equity	(298,027)	4,016,796

Total liabilities and stockholders’ (deficit) equity	$8,033,532	$11,570,441

See accompanying notes to consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2006	2005
Net sales	$6,051,071	$5,919,473
Cost of goods sold	2,632,131	2,376,211
Gross profit	3,418,940	3,543,262

Operating expenses:
Research and development	3,803,060	4,031,790
Selling, general and administrative	3,076,379	3,155,674
Total operating expenses	6,879,439	7,187,464

Loss from operations	(3,460,499)	(3,644,202)

Other income (expense):
Interest income	225,468	226,663
Interest expense	(1,496,332)	(1,350,592)
Increase in warrant liability	-	(142,427)
Other	(9,853)	(18,392)
Total other expenses	(1,280,717)	(1,284,748)

Net loss	$(4,741,216)	$(4,928,950)

Net loss per common share:
Basic	$(0.08)	$(0.08)
Diluted	$(0.08)	$(0.08)

Weighted average shares outstanding:
Basic	58,586,593	58,433,895
Diluted	58,586,593	58,433,895

See accompanying notes to consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance, December 31, 2004	58,378,143	$58,378	$132,123,605	$(126,018,153)	$-	$6,163,830

Issued stock upon exercise of warrants	206,865	207	57,715	-	-	57,922
Issued stock to 401(k) plan at $0.39	37,051	37	19,205	-	-	19,242
Reclassified liability related to warrants to purchase common stock	-	-	2,702,734	-	-	2,702,734
Comprehensive income (loss):
Net loss	-	-	-	(4,928,950)	-	(4,928,950)
Unrealized gain on available-for-sale securities	-	-	-	-	2,018	2,018
Total comprehensive loss						(4,926,932)

Balance, December 31, 2005	58,622,059	58,622	134,903,259	(130,947,103)	2,018	4,016,796

Issued stock to 401(k) plan at $0.39	67,987	68	26,545	-	-	26,613
Issued stock as a commitment fee in connection with stock purchase agreement	720,000	720	179,280	-	-	180,000
Issued stock in connection with stock purchase agreement, net of costs	214,333	214	-	-	-	214
Stock option expense	-	-	221,584	-	-	221,584
Comprehensive income (loss):
Net loss	-	-	-	(4,741,216)	-	(4,741,216)
Realized gain on available-for-sale securities	-	-	-	-	(2,018)	(2,018)
Total comprehensive loss						(4,743,234)

Balance, December 31, 2006	59,624,379	$59,624	$135,330,668	$(135,688,319)	$-	$(298,027)

See accompanying notes to consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,741,216)	$(4,928,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	148,934	163,121
Amortization of intangible assets	262,802	440,629
Loss on disposal and abandonment of assets	39,031	6,650
Amortization of debt discount and debt offering costs	808,916	687,370
Stock compensation expense	221,584	-
Increase in warrant liability	-	142,427
Other	22,854	(8,199)
Change in operating assets and liabilities:
Accounts receivable	(573,081)	(261,152)
Inventory	(428,202)	34,163
Prepaid expenses and other assets	408,918	257,005
Accounts payable	460,463	8,912
Accrued liabilities and other liabilities	(284,212)	396,201
Deferred revenue	95,437	59,843

Net cash used in operating activities	(3,557,772)	(3,001,980)

Cash flows from investing activities:
Purchases of available-for-sale securities	-	(5,480,787)
Maturities of available-for-sale securities	1,531,000	3,950,000
Purchases of property and equipment	(144,022)	(86,004)
Proceeds from sales of property and equipment	4,097	11,092
Patent and trademark costs	(31,163)	(20,625)

Net cash provided by (used in) investing activities	1,359,912	(1,626,324)

Cash flows from financing activities:
Proceeds from issuance of common stock	50,000	57,922
Payment of stock offering costs	(35,570)	-
Payment of debt issuance costs	-	(29,635)
Payment of notes payable	(235,330)	(286,035)
Payments under capital leases	(19,530)	(15,680)
Other	-	20

Net cash used in financing activities	(240,430)	(273,408)

Net decrease in cash	(2,438,290)	(4,901,712)

Cash, beginning of year	4,940,946	9,842,658

Cash, end of year	$2,502,656	$4,940,946

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies:

a.    Organization and Nature of Operations: Neoprobe Corporation (Neoprobe, the company, or we), a Delaware corporation, is engaged in the development and commercialization of innovative surgical and diagnostic products that enhance patient care by meeting the critical decision making needs of physicians. We currently manufacture two lines of medical devices: the first is a line of gamma radiation detection equipment used in the application of sentinel lymph node biopsy (SLNB), and the second is a line of blood flow monitoring devices for a variety of diagnostic and surgical applications.

Our gamma detection device products are marketed throughout most of the world through a distribution arrangement with Ethicon Endo-Surgery, Inc. (EES), a Johnson & Johnson company. For the years ended December 31, 2006 and 2005, 84% and 92% of net sales, respectively, were made to EES. The loss of this customer would have a significant adverse effect on our operating results.

Our blood flow measurement device product line is in the early stages of commercialization. Our activity with this product line was initiated with our acquisition of Cardiosonix Ltd. (Cardiosonix, formerly Biosonix Ltd.) on December 31, 2001.

We also have developmental and/or intellectual property rights related to two drugs that might be used in connection with gamma detection devices in cancer surgeries. The first, Lymphoseek®, is intended to be used in tracing the spread of certain solid tumor cancers. The second, RIGScan® CR, is intended to be used to help surgeons locate cancerous tissue during colorectal cancer surgeries. Both of these drug products are still in development and must be cleared for marketing by the appropriate regulatory bodies before they can be sold in any markets.

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

Notes to the Consolidated Financial Statements

(3)
Notes payable to finance companies: The fair value of our debt is estimated by discounting the future cash flows at rates currently offered to us for similar debt instruments of comparable maturities by banks or finance companies. At December 31, 2006 and 2005, the carrying values of these instruments approximate fair value.

(4)
Note payable to CEO: The carrying value of our debt is presented as the face amount of the notes less the unamortized discounts related to the value of the beneficial conversion features and the initial estimated fair value of the warrants to purchase common stock issued in connection with the notes. At December 31, 2006 and 2005, the carrying value of the note payable to our CEO approximates fair value.

(5)
Note payable to outside investors: The carrying value of our debt is presented as the face amount of the notes less the unamortized discounts related to the value of the beneficial conversion features and the initial estimated fair value of the warrants to purchase common stock issued in connection with the notes. At December 31, 2006 and 2005, the carrying value of the note payable to outside investors approximates fair value.

d.
Cash and Cash Equivalents: There were no cash equivalents at December 31, 2006 or 2005. No cash was restricted as of December 31, 2006. As of December 31, 2005, $8,000 was restricted to secure bank guarantees related to sub-lease agreements for Cardiosonix’ office space.

e.
Inventory: All components of inventory are valued at the lower of cost (first-in, first-out) or market. We adjust inventory to market value when the net realizable value is lower than the carrying cost of the inventory. Market value is determined based on recent sales activity and margins achieved. During 2006 and 2005, we wrote off $129,000 and $58,000, respectively, of excess and obsolete materials, primarily due to design changes to our Quantix® product line and reduced demand for our laparoscopic probes.

We capitalize certain inventory costs associated with our Lymphoseek® product prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. We could be required to permanently write down previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors. Conversely, our gross margins may be favorably impacted if some or all of the inventory previously written down becomes available and is used for commercial sale. During 2006, we capitalized $48,000 in inventory costs associated with our Lymphoseek product.

The components of net inventory at December 31, 2006 and 2005 are as follows:

	2006	2005
Materials and component parts	$522,225	$461,218
Work-in-process	167,188	-
Finished goods	464,963	324,485
	$1,154,376	$803,703

f.
Property and Equipment: Property and equipment are stated at cost. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets ranging from 2 to 7 years, and includes amortization related to equipment under capital leases. Maintenance and repairs are charged to expense as incurred, while renewals and improvements are capitalized. Property and equipment includes $78,000 of equipment under capital leases with accumulated amortization of $53,000 and $33,000 at December 31, 2006 and 2005, respectively. During 2006 and 2005, we recorded losses of $2,000 and $7,000, respectively, on the disposal of property and equipment.

Notes to the Consolidated Financial Statements

The major classes of property and equipment are as follows:

	Useful Life	2006	2005
Production machinery and equipment	5 years	$1,107,278	$999,106
Other machinery and equipment, primarily computers and research equipment	2 - 5 years	598,555	543,313
Furniture and fixtures	7 years	336,537	334,275
Leasehold improvements	Life of Lease[1]	74,682	74,682
Software	3 years	120,998	100,417
		$2,238,050	$2,051,793

1   We amortize leasehold improvements over the life of the lease, which in all cases is shorter than the estimated useful life of the asset.

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

The major classes of intangible assets are as follows:

		December 31, 2006		December 31, 2005
	Wtd Avg Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and trademarks	9.7 yrs	$3,131,391	$1,370,291	$3,162,547	$1,164,763
Acquired technology	2.0 yrs	237,271	169,854	237,271	136,145

Total		$3,368,662	$1,540,145	$3,399,818	$1,300,908

During 2006 and 2005, we recorded $263,000 and $440,000, respectively, of intangible asset amortization in general and administrative expenses. Of those amounts, $2,000 and $11,000, respectively, were related to the abandonment of gamma detection patents and patent applications that were deemed no longer recoverable or part of our ongoing business.

The estimated future amortization expenses for the next five fiscal years are as follows:

Estimated Amortization Expense
For the year ended 12/31/2007	$222,709
For the year ended 12/31/2008	216,116
For the year ended 12/31/2009	170,852
For the year ended 12/31/2010	170,033
For the year ended 12/31/2011	168,581

Notes to the Consolidated Financial Statements

h.	Other Assets:

Other assets consist primarily of deferred debt issuance costs. We defer costs associated with the issuance of notes payable and amortize those costs over the period of the notes using the effective interest method. In 2005, we incurred $10,000 of debt issuance costs related to notes payable. See Note 6.

i.	Revenue Recognition:

(1)
Product Sales: We derive revenues primarily from sales of our medical devices. Our standard shipping terms are FOB shipping point, and title and risk of loss passes to the customer upon delivery to a common carrier. We generally recognize sales revenue when the products are shipped and the earnings process has been completed. However, in cases where product is shipped but the earnings process is not yet completed, revenue is deferred until it has been determined that the earnings process has been completed. Our customers generally have no right to return products purchased in the ordinary course of business.

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

k.
Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to the uncertainty surrounding the realization of the deferred tax assets in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance at December 31, 2006 and 2005.

Notes to the Consolidated Financial Statements

l.
Stock-Based Compensation: At December 31, 2006, we have three stock-based compensation plans. Under the Amended and Restated Stock Option and Restricted Stock Purchase Plan (the Amended Plan), the 1996 Stock Incentive Plan (the 1996 Plan), and the 2002 Stock Incentive Plan (the 2002 Plan), we may grant incentive stock options, nonqualified stock options, and restricted stock awards to full-time employees, and nonqualified stock options and restricted awards may be granted to our consultants and agents. Total shares authorized under each plan are 2 million shares, 1.5 million shares and 5 million shares, respectively. The Amended Plan was approved by the stockholders in 1994, and although options are still outstanding under this plan, the Amended Plan is considered expired and no new grants may be made from it. Under all three plans, the exercise price of each option is greater than or equal to the closing market price of our common stock on the day prior to the date of the grant.

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

Compensation cost arising from stock-based awards is recognized as expense using the straight-line method over the vesting period. As of December 31, 2006, there was approximately $160,000 of total unrecognized compensation cost related to unvested stock-based awards, which we expect to recognize over remaining weighted average vesting terms of 1.4 years. For the year ended December 31, 2006, our total stock-based compensation expense was approximately $222,000. We have not recorded any income tax benefit related to stock-based compensation for the year ended December 31, 2006.

Notes to the Consolidated Financial Statements

As permitted by SFAS No. 123, prior to 2006 Neoprobe accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognized no compensation cost for employee stock options. The following table illustrates the effect on net loss and net loss per share for the year ended December 31, 2005 as if compensation cost for our stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123.

Year Ended December 31, 2005
Net loss, as reported	$(4,928,950)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(511,712)

Pro forma net loss	$(5,440,662)

Loss per common share:
As reported (basic and diluted)	$(0.08)
Pro forma (basic and diluted)	$(0.09)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model to value share-based payments. Expected volatilities are based on the company’s historical volatility, which management believes represents the most accurate basis for estimating expected volatility under the current circumstances. Neoprobe uses historical data to estimate forfeiture rates. The expected term of options granted is based on the vesting period and the contractual life of the options. The risk-free rate is based on the U.S. Treasury yield in effect at the time of the grant. The assumptions used for the years ended December 31, 2006 and 2005 are noted in the following table:

	2006	2005
Expected term	5.9 years	10 years
Expected volatility	105%	79%
Expected dividends	-	-
Risk-free rate	4.7%	4.3%

A summary of stock option activity under our stock option plans as of December 31, 2006, and changes during the year then ended is presented below:

	Year Ended December 31, 2006
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2006	5,523,974	$0.44
Granted	620,000	$0.27
Exercised	-	-
Forfeited	(168,501)	$0.32
Expired	-	-

Outstanding, December 31, 2006	5,975,473	$0.42	6.1 years	-

Exercisable, December 31, 2006	4,643,640	$0.45	5.6 years	-

Notes to the Consolidated Financial Statements

The weighted average grant-date fair value of options granted in 2006 and 2005 was $0.19 and $0.32, respectively.

A summary of the status of our restricted stock as of December 31, 2006, and changes during the year then ended is presented below:

Year Ended December 31, 2006
	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding, January 1, 2006	130,000	$7.84
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding, December 31, 2006	130,000	$7.84

All of our outstanding restricted shares are pending cancellation due to failure to vest under the terms of issuance of these shares. Restricted shares, if any, generally vest on a change of control of our company as defined in the specific grant agreements. As a result, we have not recorded any deferred compensation related to past grants of restricted stock due to the inability to assess the probability of the vesting event.

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

o.
Recent Accounting Developments: In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140 (SFAS No. 155). SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006 and is required to be adopted by Neoprobe beginning January 1, 2007. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated results of operations or financial condition.

Notes to the Consolidated Financial Statements

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140 (SFAS No. 156). SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 156 (a) requires recognition of a servicing asset or servicing liability each time an obligation to service a financial asset is undertaken by entering into a servicing contract in certain circumstances, (b) requires measurement at fair value of all separately recognized servicing assets and servicing liabilities, (c) permits the use of either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities, (d) permits a one-time reclassification of available-for-sale securities to trading securities at initial adoption, and (e) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006, and is required to be adopted by Neoprobe beginning January 1, 2007. We do not expect the adoption of SFAS No. 156 to have a material impact on our consolidated results of operations or financial condition.

In June 2006, the FASB issued Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 outlines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and is required to be adopted by Neoprobe beginning January 1, 2007. We are currently evaluating the effect that FIN 48 may have on our results of operations and financial condition, but we do not expect the adoption to have a material impact.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and is required to be adopted by Neoprobe beginning January 1, 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated results of operations or financial condition.

In September 2006, the FASB also issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 is effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006, and for employers without publicly traded equity securities as of the end of the fiscal year ending after June 15, 2007. Neoprobe is required to adopt SFAS No. 158 beginning January 1, 2007. We do not expect the adoption of SFAS No. 158 to have a material impact on our consolidated results of operations or financial condition.

Notes to the Consolidated Financial Statements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs), and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. We have not completed our review of the new guidance; however, we do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated results of operations or financial condition.

2.	Earnings Per Share:

Basic earnings (loss) per share are calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the periods, adjusted for the effects of convertible securities, options and warrants, if dilutive.

	Year Ended December 31, 2006		Year Ended December 31, 2005
	Basic Earnings Per Share	Diluted Earnings Per Share	Basic Earnings Per Share	Diluted Earnings Per Share
Outstanding shares	59,624,379	59,624,379	58,622,059	58,622,059
Effect of weighting changes in outstanding shares	(907,786)	(907,786)	(58,164)	(58,164)
Contingently issuable shares	(130,000)	(130,000)	(130,000)	(130,000)

Adjusted shares	58,586,593	58,586,593	58,433,895	58,433,895

There is no difference in basic and diluted loss per share related to 2006 or 2005. The net loss per common share for 2006 and 2005 excludes the effects of 41,873,016 and 40,648,684, respectively, common shares issuable upon exercise of outstanding stock options and warrants into our common stock or upon the conversion of convertible debt since such inclusion would be anti-dilutive.

3.	Accounts Receivable and Concentrations of Credit Risk:

Accounts receivable at December 31, 2006 and 2005, net of allowance for doubtful accounts of $0 and $1,000, respectively, consist of the following:

	2006	2005
Trade	$1,243,114	$663,898
Other	2,975	9,110
	$1,246,089	$673,008

Notes to the Consolidated Financial Statements

At December 31, 2006 and 2005, approximately 86% and 91%, respectively, of net accounts receivable are due from EES. We do not believe we are exposed to significant credit risk related to EES based on the overall financial strength and credit worthiness of the customer and its parent company. We believe that we have adequately addressed other credit risks in estimating the allowance for doubtful accounts.

We estimate an allowance for doubtful accounts based on a review and assessment of specific accounts receivable and write off accounts when deemed uncollectible.

4.	Accrued Liabilities:

Accrued liabilities at December 31, 2006 and 2005 consist of the following:

	2006	2005
Contracted services and other	$401,224	$540,932
Compensation	91,167	204,421
Warranty reserve	44,858	41,185
Inventory purchases	6,966	35,243
	$544,215	$821,781

5.	Product Warranty:

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

The activity in the warranty reserve account for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005
Warranty reserve at beginning of year	$41,185	$66,000
Provision for warranty claims and changes in reserve for warranties	40,103	24,539
Payments charged against the reserve	(36,430)	(49,354)
Warranty reserve at end of year	$44,858	$41,185

6.	Notes Payable:

In December 2004, we completed a private placement of four-year convertible promissory notes in an aggregate principal amount of $8.1 million under a Securities Purchase Agreement (the Agreement) with Biomedical Value Fund, L.P., Biomedical Offshore Value Fund, Ltd. and David C. Bupp (our President and CEO). Biomedical Value Fund, L.P. and Biomedical Offshore Value Fund, Ltd. are funds managed by Great Point Partners, LLC (collectively, the Great Point Funds). The notes originally bore interest at 8% per annum and were originally due on December 13, 2008.

All of our material assets, except the intellectual property associated with our Lymphoseek and RIGS® products under development, have been pledged as collateral for these notes. In addition to the security interest in our assets, the notes carry substantial covenants that impose significant requirements on us, including, among others, requirements that: we pay all principal, interest and other charges on the notes when due; we use the proceeds from the sale of the notes only for permitted purposes such as Lymphoseek development and general corporate purposes; we nominate and recommend for election as a director a person designated by the holders of the notes (as of December 31, 2006, the holders of the notes have not designated a potential board member); we keep reserved out of our authorized shares of common stock sufficient shares to satisfy our obligation to issue shares on conversion of the notes and the exercise of the warrants issued in connection with the sale of the notes; and we indemnify the purchasers of the notes against certain liabilities. Additionally, with certain exceptions, the notes prohibit us from: amending our organizational or governing agreements and documents, entering into any merger or consolidation, dissolving the company or liquidating its assets, or acquiring all or any substantial part of the business or assets of any other person; engaging in transactions with any affiliate; entering into any agreement inconsistent with our obligations under the notes and related agreements; incurring any indebtedness, capital leases, or contingent obligations outside the ordinary course of business; granting or permitting liens against or security interests in our assets; making any material dispositions of our assets outside the ordinary course of business; declaring or paying any dividends or making any other restricted payments; or making any loans to or investments in other persons outside of the ordinary course of business.

Notes to the Consolidated Financial Statements

As part of the original transaction, we issued the investors 10,125,000 Series T warrants to purchase our common stock at an exercise price of $0.46 per share, expiring in December 2009. The fair value of the warrants issued to the investors was $1,315,000 on the date of issuance and was determined by a third-party valuation expert using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 3.4%, volatility of 50% and no expected dividend rate. In connection with this financing, we also issued 1,600,000 Series U warrants to purchase our common stock to the placement agents, containing substantially the same terms as the warrants issued to the investors. The fair value of the warrants issued to the placement agents was $208,014 using the Black-Scholes option pricing model with the same assumptions used to determine the fair value of the warrants issued to the investors. The value of the beneficial conversion feature of the notes was estimated at $1,315,000 based on the effective conversion price at the date of issuance. The fair value of the warrants issued to the investors and the value of the beneficial conversion feature were recorded as discounts on the note and were being amortized over the term of the notes using an effective interest rate of 19.8%. The fair value of the warrants issued to the placement agents was recorded as a deferred debt issuance cost and was being amortized over the term of the notes.

U.S. generally accepted accounting principles also required us at the time of the original transaction to classify the warrants issued in connection with the placement as a liability due to penalty provisions contained in the securities purchase agreement. The penalty provisions could have required us to pay a penalty of 0.0667% per day of the total debt amount if we failed to meet certain registration deadlines, or if our stock was suspended from trading for more than 30 days. As a liability, the warrants were considered a derivative instrument that were required to be periodically “marked to market” on our consolidated balance sheet. We estimated the fair value of the warrants at December 31, 2004 using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 3.4%, volatility of 50% and no expected dividend rate. On February 16, 2005, Neoprobe and the investors confirmed in writing their intention that the penalty provisions which led to this accounting treatment were intended to apply only to the $8.1 million principal balance of the promissory notes and underlying conversion shares and not to the warrant shares. Because the value of our stock increased $0.02 per share from $0.59 per share at December 31, 2004 to $0.61 per share at February 16, 2005, the effect of marking the warrant liability to “market” resulted in an increase in the estimated fair value of the warrant liability of $142,427 which was recorded as non-cash expense during the first quarter of 2005. The estimated fair value of the warrant liability was then reclassified to additional paid-in capital during the first quarter of 2005.

In November 2006, we amended the Agreement and modified several of the key terms in the related notes. The original notes were thereby cancelled and replacement notes were issued to the noteholders which bear interest at 12% per annum, payable on March 31, June 30, September 30 and December 31 of each year. The maturity of the notes was modified as follows: $500,000 due January 8, 2007; $1,250,000 due July 9, 2007; $1,750,000 due January 7, 2008; $2,000,000 due July 7, 2008 and the remaining $2,600,000 due January 7, 2009. Neoprobe is also required to make mandatory repayments of principal to the Great Point Funds under certain circumstances such as asset dispositions, partnering transactions and sales of equity. Such mandatory repayments are applied against future scheduled principal payments. In exchange for the increased interest rate and accelerated principal repayment schedule, the noteholders eliminated the financial covenants under the original notes and eliminated certain conversion price adjustments from the original notes related to sales of equity securities by Neoprobe. In addition, Neoprobe may make optional prepayments to the Great Point Funds by giving them ten (10) business days notice during which time the noteholders may decide to convert the notes into common stock of the Company. The new notes remain freely convertible into shares of our common stock at a price of $0.40 per share. Neoprobe may force conversion of the notes prior to their stated maturity under certain circumstances.

Notes to the Consolidated Financial Statements

7.	Income Taxes:

As of December 31, 2006 and 2005, our deferred tax assets in the U.S. were approximately $39.6 million and $39.3 million, respectively. The components of our deferred tax assets, pursuant to SFAS No. 109, Accounting for Income Taxes, are summarized as follows:

	As of December 31,
	2006	2005
Deferred tax assets:
Federal net operating loss carryforwards	$32,227,107	$32,247,897
State net operating loss carryforwards	2,273,948	2,304,919
R&D credit carryforwards	4,722,457	4,418,656
Temporary differences	354,340	325,077
Deferred tax assets before valuation allowance	39,577,852	39,296,549

Valuation allowance	(39,577,852)	(39,296,549)

Net deferred tax assets	$-	$-

SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. Due to the uncertainty surrounding the realization of these deferred tax assets in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance at December 31, 2006 and 2005.

As of December 31, 2006 and 2005, Cardiosonix had deferred tax assets in Israel of approximately $2 million, primarily related to net operating loss carryforwards available to offset future taxable income, if any. Under current Israeli tax law, net operating loss carryforwards do not expire. Due to the uncertainty surrounding the realization of these deferred tax assets in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance at December 31, 2006 and 2005. Since a valuation allowance was recognized for the deferred tax asset for Cardiosonix’ deductible temporary differences and operating loss carryforwards at the acquisition date, the tax benefits for those items that are first recognized (that is, by elimination of the valuation allowance) in financial statements after the acquisition date shall be applied (a) first to reduce to zero other noncurrent intangible assets related to the acquisition and (b) second to reduce income tax expense.

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

Notes to the Consolidated Financial Statements

Reconciliations between the statutory federal income tax rate and our effective tax rate are as follows:

	Years Ended December 31,
	2006		2005
	Amount	%	Amount	%
Benefit at statutory rate	$(1,612,013)	(34.0%)	$(1,675,843)	(34.0%)
Adjustments to valuation allowance	1,462,443	30.8%	1,442,711	29.3%
Other	149,570	3.2%	233,132	4.7%

Benefit per financial statements	$-	-	$-	-

Deferred tax assets of $1.1 million related to net operating loss carryforwards and $98,000 related to R&D credit carryforwards expired during 2006.

8.	Equity:

a.
Stock Warrants: At December 31, 2006, there are 17.0 million warrants outstanding to purchase our common stock. The warrants are exercisable at prices ranging from $0.13 to $0.50 per share with a weighted average exercise price per share of $0.40.

The following table summarizes information about our outstanding warrants at December 31, 2006:

	Exercise Price	Number of Warrants	Expiration Date
Series Q	$0.13	875,000	April 2008
Series Q	$0.50	375,000	March 2009
Series R	$0.28	2,808,898	October 2008
Series S	$0.28	1,195,478	October 2008
Series T	$0.46	10,125,000	December 2009
Series U	$0.46	1,600,000	December 2009

	$0.40	16,979,376

In April 2003, we completed bridge loans with our President and CEO, David Bupp, and an outside investor. In connection with these loans, we issued a total of 875,000 Series Q warrants to purchase our common stock at an exercise price of $0.13 per share, expiring in April 2008. In March 2004, at the request of our Board of Directors, Mr. Bupp agreed to extend the due date of his loan. In exchange for extending the due date of his loan, we issued Mr. Bupp an additional 375,000 Series Q warrants to purchase our common stock at an exercise price of $0.50 per share, expiring in March 2009. All 1,250,000 Series Q warrants related to the bridge loans remain outstanding at December 31, 2006.

b.
Private Placement: In November 2003, we executed common stock purchase agreements with certain investors for the purchase of 12,173,914 shares of our common stock at a price of $0.23 per share for net proceeds of $2.4 million. In addition, we issued the purchasers 6,086,959 Series R warrants to purchase our common stock at an exercise price of $0.28 per share, expiring in October 2008, and issued the placement agents 1,354,348 Series S warrants to purchase our common stock on similar terms. During 2005, certain investors and placement agents exercised a total of 206,865 warrants related to this placement, resulting in the issuance of 206,865 shares of our common stock and we realized net proceeds of $57,922. No warrants were exercised during 2006.

c.
Common Stock Purchase Agreement: In December 2006, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC (Fusion). A registration statement registering for resale up to 12,000,000 shares of our common stock became effective on December 28, 2006. We have authorized up to 12,000,000 shares of our common stock for sale to Fusion under the agreement. Under the terms of the agreement, in December 2006, we issued 720,000 shares of common stock as an initial commitment fee. We are also required to issue to Fusion up to an additional 720,000 shares of our common stock as an additional commitment fee in connection with future purchases made by Fusion. The additional 720,000 shares will be issued pro rata as we sell our common stock to Fusion under the agreement, resulting in a total commitment fee of 1,440,000 shares of our common stock if the entire $6.0 million in value of stock is sold. Under the terms of the agreement, generally we have the right but not the obligation from time to time to sell our shares to Fusion in amounts between $50,000 and $1.0 million depending on certain conditions set forth in the agreement. We have the right to control the timing and amount of any sales of our shares to Fusion. The price of shares sold to Fusion will generally be based on market prices for purchases that are not subject to the floor price of $0.20 per share. The common stock purchase agreement may be terminated by us at any time at our discretion without any cost to us. During 2006, we sold a total of 208,333 shares of our common stock under the agreement, realized gross proceeds of $50,000 from such sales, and issued Fusion 6,000 shares of our common stock as additional commitment fees related to such sales.

Notes to the Consolidated Financial Statements

d.	Common Stock Reserved: We have reserved 43,204,849 shares of authorized common stock for the exercise of all outstanding options, warrants, and convertible debt.

9.	Shareholder Rights Plan:

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

a.
Segments: We report information about our operating segments using the “management approach” in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This information is based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance. Our reportable segments are identified based on differences in products, services and markets served. There were no inter-segment sales. We own or have rights to intellectual property involving two primary types of medical device products, including gamma detection instruments currently used primarily in the application of SLNB, and blood flow measurement devices. We also own or have rights to intellectual property related to several drug and therapy products.

Notes to the Consolidated Financial Statements

The information in the following table is derived directly from each reportable segment’s financial reporting.

($ amounts in thousands)	Gamma Detection Devices	Blood Flow Devices	Drug and Therapy Products	Corporate	Total
2006
Net sales:
United States[1]	$5,214	$80	$-	$-	$5,294
International	231	526	-	-	757
Research and development expenses	952	708	2,143	-	3,803
Selling, general and administrative expenses, excluding depreciation and amortization[2]	-	-	-	2,664	2,664
Depreciation and amortization	103	250	-	59	412
Income (loss) from operations[3]	2,237	(831)	(2,143)	(2,723)	(3,460)
Other income (expense)[4]	-	-	-	(1,281)	(1,281)
Total assets, net of depreciation and amortization:
United States operations	1,961	612	57	3,510	6,140
Israeli operations (Cardiosonix Ltd.)	-	1,894	-	-	1,894
Capital expenditures	102	7	-	35	144

2005
Net sales
United States[1]	$5,459	$58	$-	$-	$5,517
International	120	282	-	-	402
Research and development expenses	276	1,414	2,342	-	4,032
Selling, general and administrative expenses, excluding depreciation and amortization[2]	-	-	-	2,552	2,552
Depreciation and amortization	137	408	1	58	604
Income (loss) from operations[3]	2,943	(1,634)	(2,343)	(2,610)	(3,644)
Other income (expense) [4]	-	-	-	(1,285)	(1,285)
Total assets, net of depreciation and amortization:
United States operations	1,171	318	28	7,734	9,251
Israeli operations (Cardiosonix Ltd.)	-	2,319	-	-	2,319
Capital expenditures	-	64	1	21	86

[1] All sales to EES are made in the United States. EES distributes the product globally through its international affiliates.

2.   Selling, general and administrative costs, excluding depreciation and amortization, represent costs that relate to the general administration of the Company and as such are not currently allocated to our individual reportable segments.

[3] Income (loss) from operations does not reflect the allocation of selling, general and administrative costs to our individual reportable segments.

4. Amounts consist primarily of interest income and interest expense which are currently not allocated to our individual reportable segments.

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

As a part of the acquisition, we also entered into a royalty agreement with the three founders of Cardiosonix. Under the terms of the royalty agreement, which expired December 31, 2006, we are obligated to pay the founders an aggregate one percent royalty on up to $120 million in net revenue generated by the sale of Cardiosonix blood flow products through 2006. As of December 31, 2006, approximately $2,000 of founders’ royalties were accrued under the royalty agreement.

Notes to the Consolidated Financial Statements

11.	Agreements:

a.
Supply Agreements: In December 1997, we entered into an exclusive supply agreement with eV Products (eV), a division of II-VI Incorporated, for the supply of certain crystals and associated electronics to be used in the manufacture of our proprietary line of hand-held gamma detection instruments. The original term of the agreement expired on December 31, 2002 and was automatically extended during 2002 through December 31, 2005; however, the agreement was no longer exclusive throughout the extended period. Total purchases were $770,000 and $430,000 for the years ended December 31, 2006 and 2005, respectively. We have issued purchase orders under the same terms as the original agreement for $409,000 of crystal modules for delivery of product through December 2007.

In February 2004, we entered into a product supply agreement with TriVirix International (TriVirix) for the manufacture of the neo2000 control unit, 14mm probe, Bluetooth® wireless probes, 11mm laparoscopic probe, Quantix/ORTM control unit and Quantix/NDTM control unit. The initial term of the agreement expires in January 2007, but may be automatically extended for successive one-year periods. Either party has the right to terminate the agreement at any time upon one hundred eighty (180) days prior written notice, or may terminate the agreement upon a material breach or repeated non-material breaches by the other. Total purchases under the product supply agreement were $1.1 million for the years ended December 31, 2006 and 2005. We have issued purchase orders under the agreement for $1.4 million of our products for delivery through May 2008.

b.
Marketing and Distribution Agreement: During 1999, we entered into a distribution agreement with EES covering our gamma detection devices used in SLNB. The initial five-year term expired December 31, 2004, with options to extend for two successive two-year terms. In March 2006, EES exercised its option for a second two-year term extension of the distribution agreement covering our gamma detection devices, thus extending the distribution agreement through the end of 2008. Under the agreement, we manufacture and sell our current line of SLNB products exclusively to EES, who distributes the products globally, except in Japan. EES agreed to purchase minimum quantities of our products over the first three years of the term of the agreement and to reimburse us for certain research and development costs and a portion of our warranty costs. We are obligated to continue certain product maintenance activities and to provide ongoing regulatory support for the products.

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

Under the agreement, EES received a non-exclusive worldwide license to our SLNB intellectual property to make and sell other products that may be developed using our SLNB intellectual property. The term of the license is the same as that of the agreement. EES paid us a non-refundable license fee of $4 million. We recognized the license fee as revenue on a straight-line basis over the five-year initial term of the agreement, and the license fee was fully amortized into income as of the end of September 2004. If we terminate the agreement as a result of a material breach by EES, they would be required to pay us a royalty on all products developed and sold by EES using our SLNB intellectual property. In addition, we are entitled to a royalty on any SLNB product commercialized by EES that does not infringe any of our existing intellectual property.

c.
Research and Development Agreements: Cardiosonix’ research and development efforts have been partially financed through grants from the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade (the OCS). Through the end of 2004, Cardiosonix received a total $775,000 in grants from the OCS. In return for the OCS’s participation, Cardiosonix is committed to pay royalties to the Israeli Government at a rate of 3% to 5% of the sales if its products, up to 300% of the total grants received, depending on the portion of manufacturing activity that takes place in Israel. There are no future performance obligations related to the grants received from the OCS. However, under certain limited circumstances, the OCS may withdraw its approval of a research program or amend the terms of its approval. Upon withdrawal of approval, Cardiosonix may be required to refund the grant, in whole or in part, with or without interest, as the OCS determines. In January 2006, the OCS consented to the transfer of manufacturing as long as we comply with the terms of the OCS statutes under Israeli law. As long as we maintain at least 10% Israeli content in our blood flow devices, we will pay a royalty rate of 4% on sales of applicable blood flow devices and must repay the OCS a total of $1.2 million in royalties. However, should the amount of Israeli content of our blood flow device products decrease below 10%, the royalty rate could increase to 5% and the total royalty payments due could increase to $2.3 million. As such, the total amount we will have to repay the OCS will likely be 150% to 300% of the amounts of the original grants. Through December 2006, we have paid the OCS a total of $36,000 in royalties related to sales of products developed under this program. As of December 31, 2006, we have accrued obligations for royalties totaling $10,000.

Notes to the Consolidated Financial Statements
During January 2002, we completed a license agreement with the University of California, San Diego (UCSD) for a proprietary compound that we believe could be used as a lymph node locating agent in SLNB procedures. The license agreement is effective until the later of the expiration date of the longest-lived underlying patent or January 30, 2023. Under the terms of the license agreement, UCSD has granted us the exclusive rights to make, use, sell, offer for sale and import licensed products as defined in the agreement and to practice the defined licensed methods during the term of the agreement. We may also sublicense the patent rights, subject to the approval of certain sublicense terms by UCSD. In consideration for the license rights, we agreed to pay UCSD a license issue fee of $25,000 and license maintenance fees of $25,000 per year. We also agreed to pay UCSD milestone payments related to successful regulatory clearance for marketing of the licensed products, a royalty on net sales of licensed products subject to a $25,000 minimum annual royalty, fifty percent of all sublicense fees and fifty percent of sublicense royalties. We also agreed to reimburse UCSD for all patent-related costs. Total costs related to the UCSD license agreement were $91,000 and $44,000 in 2006 and 2005, respectively, and were recorded in research and development expenses.

UCSD has the right to terminate the agreement or change the nature of the agreement to a non-exclusive agreement if it is determined that we have not been diligent in developing and commercializing the covered products, marketing the products within six months of receiving regulatory approval, reasonably filling market demand or obtaining all the necessary government approvals.

During April 2005, we completed an evaluation license agreement with UCSD expanding the field of use for the proprietary compound developed by UCSD researchers. The expanded field of use will allow Lymphoseek to be developed as an optical or ultrasound agent. The evaluation license agreement is effective until March 31, 2007. Under the terms of the agreement, UCSD has granted us limited rights to make and use licensed products as defined in the agreement and to practice the defined licensed methods during the term of the agreement for the sole purpose of evaluating our interest in negotiating a commercial license. We may also sublicense the patent rights, subject to the approval of certain sublicense terms by UCSD. In consideration for the license rights, we agreed to pay UCSD an evaluation license fee of $36,000 and evaluation license maintenance fees of $9,000 payable on the first year anniversary of the effective date, $9,000 payable on the eighteen-month anniversary of the effective date, and $18,000 payable prior to termination. We also agreed to pay UCSD fifty percent of any sublicense fees and to reimburse UCSD for all patent-related costs. Total costs related to the UCSD evaluation license agreement were $18,000 and $36,000 in 2006 and 2005, respectively, and were recorded in research and development expenses.

During January 2005, we executed a license agreement with The Ohio State University (OSU), Cira LLC, and Cira Bio for certain technology relating to activated cellular therapy. The license agreement is effective until the expiration date of the longest-lived underlying patent. Under the terms of the license agreement, OSU has granted the licensees the exclusive rights to make, have made, use, lease, sell and import licensed products as defined in the agreement and to utilize the defined licensed practices. We may also sublicense the patent rights. In consideration for the license rights, we agreed to pay OSU a license fee of $5,000 on January 31, 2006. We also agreed to pay OSU additional license fees related to initiation of Phase 2 and Phase 3 clinical trials, a royalty on net sales of licensed products subject to a minimum annual royalty of $100,000 beginning in 2012, and a percentage of any non-royalty license income. Also during January 2005, we completed a business venture agreement with Cira LLC that defines each party’s responsibilities and commitments with respect to Cira Bio and the license agreement with OSU. Total costs related to the OSU license agreement were $9,000 in 2006, and were recorded as research and development expenses.

Notes to the Consolidated Financial Statements

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

In June 2004, Cardiosonix entered into an operating sublease agreement for office space that expired in June 2005. In July 2004, Cardiosonix entered into a sublease agreement for parking space that expired in June 2005, and automatically renewed until either party terminated the agreement. The Cardiosonix office space and parking space subleases expired in January 2006.

The future minimum lease payments for the years ending December 31 are as follows:

	Capital Leases	Operating Leases
2007	$18,008	$100,129
2008	15,889	8,561
2009	2,485	-
2010	-	-
2011	-	-
	36,382	$108,690
Less amount representing interest	4,527
Present value of net minimum lease payments	31,855
Less current portion	14,841
Capital lease obligations, excluding current portion	$17,014

Total rental expense was $163,000 and $221,000 for the years ended December 31, 2006 and 2005, respectively.

13.	Employee Benefit Plan:

We maintain an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions and we may, but are not obligated to, match a portion of the employee’s contribution with our common stock, up to a defined maximum. We accrued expenses of $30,000 and $27,000 during 2006 and 2005, respectively, related to common stock to be subsequently contributed to the plan.

Notes to the Consolidated Financial Statements

14.	Supplemental Disclosure for Statements of Cash Flows:

We paid interest aggregating $687,000 and $677,000 for the years ended December 31, 2006 and 2005, respectively. During 2005, we purchased equipment under capital leases totaling $23,000. No new equipment was leased during 2006. During 2006 and 2005, we transferred $96,000 and $17,000, respectively, in inventory to fixed assets related to the creation and maintenance of a pool of service loaner equipment. Also during 2006 and 2005, we prepaid $175,000 and $243,000, respectively, in insurance through the issuance of notes payable to finance companies with weighted average interest rates of 6%. The notes payable to a finance company issued in 2006 mature in July 2007.

15.	Contingencies:

We are subject to legal proceedings and claims that arise in the ordinary course of business. In our opinion, the amount of ultimate liability, if any, with respect to these actions will not materially affect our financial position.

16.	Subsequent Event:

Effective January 1, 2007, we entered into new employment agreements with six executive officers. The new agreements have substantially similar terms to the previous agreements. See Note 11(d).

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

	Years Ended December 31,
(Amounts in thousands, except per share data)	2006	2005	2004	2003	2002
Statement of Operations Data:
Net sales	$6,051	$5,919	$5,353	$5,564	$3,383
License and other revenue	-	-	600	946	1,538
Gross profit	3,419	3,543	3,608	3,385	2,570
Research and development expenses	3,803	4,032	2,454	1,894	2,324
Selling, general and administrative expenses	3,076	3,156	3,153	3,103	3,267
Acquired in-process research and development	-	-	-	-	(28)
Loss from operations	(3,460)	(3,644)	(1,999)	(1,611)	(2,993)

Other (expenses) income	(1,281)	(1,285)	(1,542)	(188)	29

Net loss	$(4,741)	$(4,929)	$(3,541)	$(1,799)	$(2,964)

Loss per common share:
Basic	$(0.08)	$(0.08)	$(0.06)	$(0.04)	$(0.08)
Diluted	$(0.08)	$(0.08)	$(0.06)	$(0.04)	$(0.08)

Shares used in computing loss per common share: (1)
Basic	58,587	58,434	56,764	40,338	36,045
Diluted	58,587	58,434	56,764	40,338	36,045

	As of December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Total assets	$8,034	$11,570	$15,366	$7,385	$7,080
Long-term obligations	4,922	6,052	8,192	585	1,169
Accumulated deficit	(135,688)	(130,947)	(126,018)	(122,477)	(120,678)

(1)
Basic earnings (loss) per share are calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the periods, adjusted for the effects of convertible securities, options and warrants, if dilutive.