Form 10QSB
period 2007-03-31
NEOPROBE CORP
filed 2007-05-15
CIK 810509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to________to________

Commission file number  0-26520

NEOPROBE CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	31-1080091
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

425 Metro Place North, Suite 300, Dublin, OH 43017-1367
(Address of principal executive offices)

(614) 793-7500
(Issuer’s telephone number)

_____________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 61,259,471 shares of common stock, par value $.001 per share (as of the close of business on May 4, 2007).

Transitional Small Business Disclosure Format (Check one): Yes  ☐ No ☒

NEOPROBE CORPORATION and SUBSIDIARIES

INDEX

PART I - Financial Information

Item 1. Financial Statements	3

Consolidated Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006	3

Consolidated Statements of Operations for the Three-Month Periods Ended March 31, 2007 and March 31, 2006 (unaudited)	5

Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2006 and March 31, 2005 (unaudited)	6

Notes to the Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

The Company	14

Overview	14

Results of Operations	17

Liquidity and Capital Resources	18

Recent Accounting Developments	20

Critical Accounting Policies	20

Forward-Looking Statements	22

Item 3. Controls and Procedures	23

PART II - Other Information

Item 6. Exhibits	24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31, 2007 (unaudited)	December 31, 2006
ASSETS
Current assets:
Cash	$1,977,505	$2,502,655
Accounts receivable, net	977,930	1,246,089
Inventory	1,047,321	1,154,376
Prepaid expenses and other	268,953	430,623

Total current assets	4,271,709	5,333,743

Property and equipment	2,278,519	2,238,050
Less accumulated depreciation and amortization	1,925,433	1,882,371

	353,086	355,679

Patents and trademarks	3,131,508	3,131,391
Acquired technology	237,271	237,271
	3,368,779	3,368,662
Less accumulated amortization	1,601,152	1,540,145

	1,767,627	1,828,517

Other assets	458,161	515,593

Total assets	$6,850,583	$8,033,532

Continued

Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets, continued

	March 31, 2007 (unaudited)	December 31, 2006
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$922,891	$668,288
Accrued liabilities and other	632,742	544,215
Capital lease obligations	13,944	14,841
Deferred revenue	305,211	348,568
Notes payable to finance companies	78,812	136,925
Notes payable to investors, current portion, net of discounts of $161,500 and $53,585, respectively	2,813,500	1,696,415

Total current liabilities	4,767,100	3,409,252

Capital lease obligations	13,358	17,014
Deferred revenue	39,782	40,495
Notes payable to CEO, net of discounts of $17,156 and $19,030, respectively	82,844	80,970
Notes payable to investors, net of discounts of $1,209,873 and $1,468,845, respectively	3,290,127	4,781,155
Other liabilities	2,061	2,673

Total liabilities	8,195,272	8,331,559

Commitments and contingencies

Stockholders’ deficit:
Preferred stock; $.001 par value; 5,000,000 shares
authorized at March 31, 2007 and December 31, 2006;
none issued and outstanding	-	-
Common stock; $.001 par value; 150,000,000 shares
authorized; 60,088,384 and 59,624,379 shares issued and
outstanding at March 31, 2007 and December 31, 2006,
respectively	60,088	59,624
Additional paid-in capital	135,394,439	135,330,668
Accumulated deficit	(136,799,216)	(135,688,319)

Total stockholders’ deficit	(1,344,689)	(298,027)

Total liabilities and stockholders’ deficit	$6,850,583	$8,033,532

See accompanying notes to the consolidated financial statements

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2007	2006
Net sales	$1,743,320	$1,787,918
Cost of goods sold	789,492	737,220
Gross profit	953,828	1,050,698

Operating expenses:
Research and development	863,841	834,183
Selling, general and administrative	782,576	852,483
Total operating expenses	1,646,417	1,686,666

Loss from operations	(692,589)	(635,968)

Other income (expenses):
Interest income	25,058	66,203
Interest expense	(442,145)	(356,534)
Other	(1,221)	(1,303)
Total other expenses	(418,308)	(291,634)

Net loss	$(1,110,897)	$(927,602)

Net loss per common share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic	59,651,298	58,510,944
Diluted	59,651,298	58,510,944

See accompanying notes to the consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,110,897)	$(927,602)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	106,142	100,700
Amortization of debt discount and debt offering costs	210,364	190,264
Stock compensation expense	34,348	79,150
Other	31,493	26,521
Changes in operating assets and liabilities:
Accounts receivable	268,159	(37,812)
Inventory	91,947	(16,658)
Prepaid expenses and other assets	82,197	196,217
Accounts payable	254,603	215,213
Accrued liabilities and other liabilities	37,914	(473,657)
Deferred revenue	(44,070)	(11,784)

Net cash used in operating activities	(37,800)	(659,448)

Cash flows from investing activities:
Maturities of available-for-sale securities	-	1,476,000
Purchases of property and equipment	(29,259)	(16,504)
Patent and trademark costs	(385)	(7,786)

Net cash (used in) provided by investing activities	(29,644)	1,451,710

Cash flows from financing activities:
Proceeds from issuance of common stock	150,000	-
Payment of stock offering costs	(20,040)	(5,000)
Payment of notes payable	(583,113)	(64,755)
Payments under capital leases	(4,553)	(4,682)

Net cash used in financing activities	(457,706)	(74,437)

Net (decrease) increase in cash	(525,150)	717,825

Cash, beginning of period	2,502,655	4,940,946

Cash, end of period	$1,977,505	$5,658,771

See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation

The information presented as of March 31, 2007 and for the three-month periods ended March 31, 2007 and March 31, 2006 is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Neoprobe Corporation (Neoprobe, the Company, or we) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results for the interim periods are not necessarily indicative of results to be expected for the year. The consolidated financial statements should be read in conjunction with Neoprobe’s audited consolidated financial statements for the year ended December 31, 2006, which were included as part of our Annual Report on Form 10-KSB.

Our consolidated financial statements include the accounts of Neoprobe, our wholly-owned subsidiary, Cardiosonix Ltd. (Cardiosonix), and our 90%-owned subsidiary, Cira Biosciences, Inc. (Cira Bio). All significant inter-company accounts were eliminated in consolidation.

2.	Stock-Based Compensation

At March 31, 2007, we have three stock-based compensation plans. Under the Amended and Restated Stock Option and Restricted Stock Purchase Plan (the Amended Plan), the 1996 Stock Incentive Plan (the 1996 Plan), and the 2002 Stock Incentive Plan (the 2002 Plan), we may grant incentive stock options, nonqualified stock options, and restricted stock awards to full-time employees, and nonqualified stock options and restricted awards may be granted to our consultants and agents. Total shares authorized under each plan are 2 million shares, 1.5 million shares and 5 million shares, respectively. Although options are still outstanding under the Amended Plan and the 1996 Plan, these plans are considered expired and no new grants may be made from them. Under all three plans, the exercise price of each option is greater than or equal to the closing market price of our common stock on the day prior to the date of the grant.

Options granted under the Amended Plan, the 1996 Plan and the 2002 Plan generally vest on an annual basis over one to three years. Outstanding options under the plans, if not exercised, generally expire ten years from their date of grant or 90 days from the date of an optionee’s separation from employment with us.

Compensation cost arising from stock-based awards is recognized as expense using the straight-line method over the vesting period. As of March 31, 2007, there was approximately $126,000 of total unrecognized compensation cost related to unvested stock-based awards, which we expect to recognize over remaining weighted average vesting terms of 1.5 years. For the three-month periods ended March 31, 2007 and 2006, our total stock-based compensation expense was approximately $34,000 and $79,000, respectively. We have not recorded any income tax benefit related to stock-based compensation in either of the three-month periods ended March 31, 2007 and 2006.

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

A summary of stock option activity under our stock option plans as of March 31, 2007, and changes during the three-month period then ended is presented below:

	Three Months Ended March 31, 2007
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding, January 1, 2007	5,975,473	$0.42
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding, March 31, 2007	5,975,473	$0.42	5.8 years	-

Exercisable, March 31, 2007	4,887,806	$0.44	5.4 years	-

3.	Comprehensive Income (Loss)

We had no accumulated other comprehensive income (loss) activity during the three-month period ended March 31, 2007. Due to our net operating loss position, there are no income tax effects on comprehensive income (loss) components for the three-month period ended March 31, 2006.

Three Months Ended March 31, 2006
Net loss	$(927,602)
Unrealized losses on securities	(2,073)

Other comprehensive loss	$(929,675)

4.	Earnings Per Share

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the periods, adjusted for the effects of convertible securities, options and warrants, if dilutive.

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	Basic Earnings Per Share	Diluted Earnings Per Share	Basic Earnings Per Share	Diluted Earnings Per Share
Outstanding shares	60,088,384	60,088,384	58,690,046	58,690,046
Effect of weighting changes in outstanding shares	(437,086)	(437,086)	(49,102)	(49,102)
Contingently issuable shares	-	-	(130,000)	(130,000)

Adjusted shares	59,651,298	59,651,298	58,510,944	58,510,944

There is no difference in basic and diluted loss per share related to the three-month periods ended March 31, 2007 and 2006. The net loss per common share for these periods excludes the effects of 40,804,682 and 41,341,677, respectively, common shares issuable upon exercise of outstanding stock options and warrants into our common stock or upon the conversion of convertible debt since such inclusion would be anti-dilutive.

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

The components of inventory are as follows:

	March 31, 2007 (unaudited)	December 31, 2006
Materials and component parts	$579,666	$522,225
Work-in-process	-	167,188
Finished goods	467,655	464,963

Total	$1,047,321	$1,154,376

6.	Intangible Assets

The major classes of intangible assets are as follows:

		March 31, 2007		December 31, 2006
	Wtd Avg Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and trademarks	9.4 yrs	$3,131,508	$1,422,871	$3,131,391	$1,370,291
Acquired technology	1.8 yrs	237,271	178,281	237,271	169,854

Total		$3,368,779	$1,601,152	$3,368,662	$1,540,145

The estimated amortization expenses for the next five fiscal years are as follows:

Estimated Amortization Expense
For the year ended 12/31/2007	$222,709
For the year ended 12/31/2008	216,116
For the year ended 12/31/2009	170,852
For the year ended 12/31/2010	170,033
For the year ended 12/31/2011	168,581

7.	Product Warranty

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

The activity in the warranty reserve account for the three-month periods ended March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31,
	2007	2006
Warranty reserve at beginning of period	$44,858	$41,185
Provision for warranty claims and changes in reserve for warranties	32,752	13,451
Payments charged against the reserve	(10,209)	(10,911)

Warranty reserve at end of period	$67,401	$43,725

8.	Notes Payable

In December 2004, we completed a private placement of four-year convertible promissory notes in an aggregate principal amount of $8.1 million under a Securities Purchase Agreement with Biomedical Value Fund, L.P., Biomedical Offshore Value Fund, Ltd. and David C. Bupp (our President and CEO). Biomedical Value Fund, L.P. and Biomedical Offshore Value Fund, Ltd. are funds managed by Great Point Partners, LLC (collectively, the Great Point Funds). The notes originally bore interest at 8% per annum and were originally due on December 13, 2008.

All of our material assets, except the intellectual property associated with our Lymphoseek and RIGS® products under development, have been pledged as collateral for these notes. In addition to the security interest in our assets, the notes carry substantial covenants that impose significant requirements on us, including, among others, requirements that: we pay all principal, interest and other charges on the notes when due; we use the proceeds from the sale of the notes only for permitted purposes such as Lymphoseek development and general corporate purposes; we nominate and recommend for election as a director a person designated by the holders of the notes (as of March 31, 2007, the holders of the notes have not designated a potential board member); we keep reserved out of our authorized shares of common stock sufficient shares to satisfy our obligation to issue shares on conversion of the notes and the exercise of the warrants issued in connection with the sale of the notes; and we indemnify the purchasers of the notes against certain liabilities. Additionally, with certain exceptions, the notes prohibit us from: amending our organizational or governing agreements and documents; entering into any merger or consolidation; dissolving the company or liquidating its assets; or acquiring all or any substantial part of the business or assets of any other person; engaging in transactions with any affiliate; entering into any agreement inconsistent with our obligations under the notes and related agreements; incurring any indebtedness, capital leases, or contingent obligations outside the ordinary course of business; granting or permitting liens against or security interests in our assets; making any material dispositions of our assets outside the ordinary course of business; declaring or paying any dividends or making any other restricted payments; or making any loans to or investments in other persons outside of the ordinary course of business.

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

In November 2006, we amended the Agreement and modified several of the key terms in the related notes. The original notes were thereby cancelled and replacement notes were issued to the noteholders which bear interest at 12% per annum, payable on March 31, June 30, September 30 and December 31 of each year. The maturity of the notes was modified as follows: $500,000 due January 8, 2007; $1,250,000 due July 9, 2007; $1,750,000 due January 7, 2008; $2,000,000 due July 7, 2008 and the remaining $2,600,000 due January 7, 2009. Neoprobe is also required to make mandatory repayments of principal to the Great Point Funds under certain circumstances such as asset dispositions, partnering transactions and sales of equity. Such mandatory repayments are applied against future scheduled principal payments. In exchange for the increased interest rate and accelerated principal repayment schedule, the noteholders eliminated the financial covenants under the original notes and eliminated certain conversion price adjustments from the original notes related to sales of equity securities by Neoprobe. In addition, Neoprobe may make optional prepayments to the Great Point Funds by giving them ten (10) business days notice during which time the noteholders may decide to convert the notes into common stock of the Company. The new notes remain freely convertible into shares of our common stock at a price of $0.40 per share. Neoprobe may force conversion of the notes prior to their stated maturity under certain circumstances. During the first quarter of 2007, we timely paid the $500,000 that was due on January 8, 2007, and made additional principal payments totaling $25,000 related to sales of equity.

9.	Stock Warrants

At March 31, 2007, there are 17.0 million warrants outstanding to purchase our common stock. The warrants are exercisable at prices ranging from $0.13 to $0.50 per share with a weighted average exercise price of $0.40 per share.

10.	Income Taxes

Effective January 1, 2007, we adopted Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 outlines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material effect on our results of operations and financial condition.

11.	Segment and Subsidiary Information

We report information about our operating segments using the “management approach” in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This information is based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance. Our reportable segments are identified based on differences in products, services and markets served. There were no inter-segment sales. We own or have rights to intellectual property involving two primary types of medical device products, including oncology instruments currently used primarily in the application of sentinel lymph node biopsy (SLNB), and blood flow measurement devices. We also own or have rights to intellectual property related to several drug and therapy products.

The information in the following table is derived directly from each reportable segment’s financial reporting.

($ amounts in thousands) Three Months Ended March 31, 2007	Oncology Devices	Blood Flow Devices	Drug and Therapy Products	Corporate	Total
Net sales:
United States[1]	$1,552	$45	$-	$-	$1,597
International	84	62	-	-	146
Research and development expenses	213	108	543	-	864
Selling, general and administrative expenses, excluding depreciation and amortization[2]	-	-	-	677	677
Depreciation and amortization	26	66	-	14	106
Income (loss) from operations[3]	675	(134)	(543)	(691)	(693)
Other income (expenses)[4]	-	-	-	(418)	(418)

Total assets, net of depreciation and amortization:
United States operations	1,602	708	57	2,766	5,133
Israeli operations (Cardiosonix Ltd.)	-	1,718	-	-	1,718
Capital expenditures	10	9	-	10	29

($ amounts in thousands) Three Months Ended March 31, 2006	Oncology Devices	Blood Flow Devices	Drug and Therapy Products	Corporate	Total
Net sales:
United States[1]	$1,479	$35	$-	$-	$1,514
International	95	179	-	-	274
Research and development expenses	112	257	465	-	834
Selling, general and administrative expenses, excluding depreciation and amortization[2]	-	-	-	751	751
Depreciation and amortization	28	59	-	14	101
Income (loss) from operations[3]	793	(199)	(465)	(765)	(636)
Other income (expenses)[4]	-	-	-	(292)	(292)
Total assets, net of depreciation and amortization:
United States operations	986	565	36	6,778	8,365
Israeli operations (Cardiosonix Ltd.)	-	2,175	-	-	2,175
Capital expenditures	-	1	-	16	17

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

During the three-month periods ended March 31, 2007 and 2006, we paid interest aggregating $232,000 and $166,000, respectively. During the three-month periods ended March 31, 2007 and 2006, we transferred $15,000 and $28,000, respectively, in inventory to fixed assets related to the creation and maintenance of a pool of service loaner equipment.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company

Neoprobe Corporation is a biomedical technology company that provides innovative surgical and diagnostic products that enhance patient care. We currently market two lines of medical devices; our neo2000® gamma detection systems and the Quantix® line of blood flow measurement devices of our wholly-owned subsidiary, Cardiosonix Ltd. (Cardiosonix). In addition to our medical device products, we have two radiopharmaceutical products, Lymphoseek® and RIGScan® CR, in the advanced phases of clinical development. We are also exploring the development of our activated cellular therapy (ACT) technology for patient-specific disease treatment through our majority-owned subsidiary, Cira Biosciences, Inc. (Cira Bio).

Overview

This Overview section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially from the anticipated results discussed herein. Our financial performance is highly dependent on our ability to continue to generate income and cash flow from our gamma detection device product line and on our ability to successfully commercialize the blood flow measurement products of Cardiosonix. We cannot assure you that we will achieve the volume of sales anticipated, or if achieved, that the margin on such sales will be adequate to produce positive operating cash flow. We continue to be optimistic about the longer-term potential for our other proprietary, procedural-based technologies such as Lymphoseek, RIGS® (radioimmunoguided surgery) and ACT; however, these technologies are not anticipated to generate any significant revenue for us during 2007. In addition, we cannot assure you that these products will ever obtain marketing clearance from the appropriate regulatory bodies.

Our revenue for the first quarter of 2007 was somewhat higher than our original expectations due to higher unit sales of our gamma detection devices and accessories, offset by declines in unit prices of our base neo2000 system. We expect that the unit volume of sales of our base neo2000 systems for 2007 will be consistent with 2006; however, continued price declines for these base systems in international markets will likely adversely affect our gamma detection device revenue for the remainder of 2007 as compared to 2006. However, we also expect our gamma detection device revenue for 2007 to be buoyed by sales of our Bluetooth® probes to our primary gamma detection device marketing partner, Ethicon Endo-Surgery, Inc. (EES), a Johnson & Johnson company. Sales of our blood flow measurement devices, however, continue to be below our expectations. While we have seen enough instances of success when the products have been demonstrated to cardiovascular surgeons to give us cause for optimism, these product demonstrations have not yet translated into significant sales for the Company. As a result, we have scaled back our current expectations for blood flow-related revenue for 2007 to be more in line with 2006. Future sales of Quantix devices are highly dependent upon our ability to maintain our blood flow measurement device marketing and distribution partners, the success of our distribution partners in generating sales leads, our distribution partners’ ability to negotiate within the constraints of current hospital purchasing practices, and ultimately on physician response to these products and procedures themselves.

Our operating expenses during the first quarter of 2007 were focused primarily on support of Lymphoseek product development. In addition, we continued to modestly invest in our neo2000 gamma detection device line related to completing the technology transfer of our Bluetooth probes into commercial manufacturing. We expect our drug-related development expenses to increase over the remainder of 2007 as we complete the multi-center Phase 2 and initiate the multi-center Phase 3 clinical evaluations of Lymphoseek and support the other development activities related to the potential marketing registration of Lymphoseek. We expect to continue to incur development expenses to support our device product lines as well as move our other product initiatives forward. We also expect to continue to modestly invest in marketing and clinical development support for our blood flow measurement products during the remainder of 2007 as we work with our distribution partners to expand market penetration of our Quantix product lines.

Our efforts thus far in 2007 have resulted in the following research and development milestone achievements:

•
Granted authorization by the U.S. Food and Drug Administration (FDA) to commence patient enrollment in two Phase 1 clinical studies to evaluate the safety and efficacy of Lymphoseek in prostate and colon cancers.

•
Achieved and reported positive interim results from the first 40-patient stage of the Phase 2 Lymphoseek trial in breast cancer and melanoma. Lymphoseek identified lymphatic tissue in over 97% of treated patients.

•	Commenced patient enrollment in the second and final 40-patient stage of the Phase 2 Lymphoseek breast cancer and melanoma trial.

•	Reviewed proposed Phase 3 Lymphoseek protocols and clinical development program with prospective clinical investigators at the March 2007 Society of Surgical Oncology meeting.

•	Extended the Company’s option agreement with the University of California, San Diego covering the potential use of Lymphoseek as an optical or ultrasound agent.

•
Filed an updated chemistry, manufacturing and control (CMC) amendment on Lymphoseek and an expanded non-clinical study package with FDA in preparation for the next phase of Lymphoseek clinical development program.

We received clearance from FDA in May 2006 to move forward with activities to commence patient enrollment for a Phase 2 clinical study of Lymphoseek. The first of our Phase 2 clinical sites received clearance from its internal clinical review committee, or Institutional Review Board (IRB), in July 2006. The IRB clearance permitted us to finalize arrangements to begin patient screening and enrollment activities for the Phase 2 trial, and we began patient enrollment in September 2006. We had originally hoped to provide top-line results for the first 40 patients in our Phase 2 trial of Lymphoseek during the fourth quarter of 2006. Unfortunately, the time required to receive the necessary IRB approvals and to then execute the research contracts at some of the participating clinical institutions took significantly longer than expected. We announced positive efficacy results from the first stage (40 patients) of the Phase 2 trial (Lymphoseek identified lymphatic tissue in 39 of 40 (97.5%) treated patients) in March 2007. Based upon the positive efficacy results of the drug from the first stage of the trial, Neoprobe has commenced enrollment in the second stage of the Phase 2 study and is preparing to submit its proposed Phase 3 protocols to FDA. The second stage of the Phase 2 study will involve an additional 40 patients with either melanoma or breast cancer. Patients are now being enrolled at five leading cancer centers in the United States who are participating in the Phase 2 study. The participating institutions are the John Wayne Cancer Center, University of California San Francisco, MD Anderson Cancer Center, University Hospital Cleveland and the University of Louisville. We currently expect enrollment in the Phase 2 trial to be completed during the second quarter of 2007.

Based on recent discussions with FDA, we plan to propose to the agency that we conduct two separate Phase 3 studies, each of which would involve approximately 250 evaluable patients with either melanoma or breast cancer. We expect the study protocol to provide for patients in these trials to receive both Lymphoseek and a non-radiopharmaceutical agent that is currently used as a marker in lymphatic mapping procedures. Our discussions with FDA also suggest that the Phase 3 trials will be structured to support a specific intended use of Lymphoseek in sentinel node biopsy procedures. We believe such an indication would be beneficial to the marketing and commercial adoption of Lymphoseek.

We anticipate holding an end of Phase 2 meeting with FDA before the Phase 3 trials can be initiated. This will likely mean that, although we continue to project that the Phase 3 trials will commence during the second half of 2007, it will likely be closer to the end of the year than previously thought. We plan to have approximately 30 participating institutions in each Phase 3 trial, which should enable us to enroll patients at a more rapid rate than we experienced with the Phase 2 study. Our goal is to file the new drug application for Lymphoseek by the end of 2008, which will be dependent upon our ability to commence and conclude the Phase 3 clinical studies in a timely fashion. Depending on the timing and outcome of the FDA regulatory review cycle, we believe that Lymphoseek can still be commercialized in 2009.

As a result of the modifications made to the development and regulatory pathway over Lymphoseek’s development cycle, we estimate total out-of-pocket development costs to bring Lymphoseek to market have increased to approximately $9 million. In addition, Neoprobe has discussed the drug approval and registration process through the centralized European drug evaluation procedures with the European Medicinal Evaluation Agency (EMEA) in London. We plan to use the results from the Phase 3 clinical evaluation of Lymphoseek, which we currently intend to include sites in the EU, to support the drug registration application process with the EMEA. We cannot assure you, however, that this product will achieve regulatory approval, or if approved, that it will achieve market acceptance.

Over the past few years, we have made progress in advancing our RIGScan CR development program while incurring little in the way of research expenses. Our RIGS technology, which had been essentially inactive since failing to gain approval following our original license application in 1997, has been the subject of renewed interest due primarily to the analysis of survival data related to patients who participated in the original Phase 3 clinical studies that were completed in 1996. We believe there are development milestones that can be achieved prior to the need for significant capital investment in RIGScan CR such as preparing the request for a protocol assessment and completing a final protocol review. At present, we plan to submit a clinical development plan for RIGScan CR to FDA and to request a meeting to review the development plan and clinical protocol as part of the development plan in the third quarter of 2007. The clinical protocol envisioned would involve approximately 400 patients in a randomized trial of patients with primary colorectal cancer. The participants in the trial would be randomized to either a control or RIGS treatment arm. Patients randomized to the RIGS arm would have their disease status evaluated at the end of their cancer surgery to determine the presence or absence of RIGS-positive tissue. Patients in both randomized arms would be followed to determine if patients with RIGS-positive status have a lower overall survival rate and/or a higher occurrence of disease recurrence. The hypothesis for the trial is based upon the data from the earlier NEO2-13 and NEO2-14 trial results. However, we continue to believe it will be necessary for us to identify a development partner or an alternative funding source in order to prepare for and fund the pivotal clinical testing that will be necessary to gain marketing clearance for RIGScan CR. We have engaged in discussions with various parties regarding such a partnership. At the present time, while we have parties who have indicated an interest in entering into a development relationship, we do not believe these efforts will result in a partnership until further clarity can be added to the RIGScan regulatory approval pathway, such as obtaining a positive protocol determination from FDA. However, even if we are able to make such arrangements on satisfactory terms, we believe that the time required for continued development, regulatory approval and commercialization of a RIGS product would likely be a minimum of five years before we receive any significant product-related royalties or revenues. We cannot assure you that we will be able to complete definitive agreements with a development partner for the RIGS technology and do not know if a partner will be obtained on a timely basis on terms acceptable to us, or at all. We also cannot assure you that FDA or the EMEA will clear our RIGS products for marketing or that any such products will be successfully introduced or achieve market acceptance.

Cira Bio intends to raise the necessary capital to move the ACT technology platform forward; however, Cira Bio has not yet identified a potential source of capital. Obtaining this funding would likely dilute Neoprobe’s ownership interest in Cira Bio. While we believe that moving forward such a promising technology will only yield positive results for the Neoprobe stockholders and the patients who could benefit from these treatments, we do not know if we will be successful in obtaining funding on terms acceptable to us, or at all. In addition, because Cira Bio was not successful in obtaining sufficient capital by December 31, 2006, the technology rights for the oncology applications of ACT may revert back to Neoprobe and the technology rights for the viral and autoimmune applications may revert back to Cira Bio’s minority shareholder, Cira LLC, upon notice by either party.

We anticipate generating a net profit from the sale of our gamma detection devices in 2007, excluding the allocation of any corporate general and administrative costs; however, we expect to show a loss for our blood flow measurement device product line for 2007 due to ongoing development and marketing support that is required to expand market acceptance for the product line. We are currently devoting minimal incremental resources and funding to support our blood flow measurement business beyond that needed to support our gamma device line and believe we are not far from a breakeven point for the blood flow line based on the incremental investment anticipated in our current expectations. We will continue to monitor the state of market development and success for our blood flow measurement business and adjust our business plans accordingly. Our overall operating results for 2007 will also be greatly affected by the amount of development of our radiopharmaceutical products. If we are unsuccessful in achieving adequate commercial sales of the Quantix products in 2007, or if we modify our business plan, our medical device profitability estimates will be adversely affected and our business plan will likely need to be modified.

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

Results of Operations

Revenue for the first quarter of 2007 decreased to $1.7 million from $1.8 million for the same period in 2006. Research and development expenses, as a percentage of net sales, increased to 50% during the first quarter of 2007 from 47% during the same period in 2006. Selling, general and administrative expenses, as a percentage of net sales, decreased to 45% during the first quarter of 2007 from 48% during the same period in 2006. Due to the ongoing development activities of the Company, research and development expenses as a percentage of sales are expected to be higher in 2007 than they were in 2006. In addition, should we be successful in our ongoing commercialization activities related to the Quantix product line, and in achieving increased sales of our Bluetooth probes in 2007, selling, general and administrative expenses as a percentage of sales are expected to decrease in 2007 compared to 2006.

Three Months Ended March 31, 2007 and 2006

Net Sales and Margins. Net sales, comprised primarily of sales of our gamma detection systems, decreased $45,000, or 2%, to $1.7 million during the first quarter of 2007 from $1.8 million during the same period in 2006. Gross margins on net sales decreased to 55% of net sales for the first quarter of 2007 compared to 59% of net sales for the same period in 2006.

The decrease in net sales was the combined result of decreased blood flow measurement device sales of $108,000, offset by increases of $47,000 in gamma detection device sales and $16,000 in gamma detection device service-related revenue. Revenue from our new Bluetooth wireless probes more than offset price declines on our base gamma detection systems. The price at which we sell our gamma detection products to EES is based on a percentage of the global average selling price received by EES on sales of Neoprobe products to end customers, subject to a minimum floor price. The base system price at which we sold neo2000 systems to EES decreased approximately 5% during the first quarter of 2007 compared to the same period in 2006.

The decrease in gross margins on net product sales was primarily due to a combination of factors including lower margins on sales of Bluetooth probe demonstration units during the first quarter of 2007, a price decline on base systems sold by our partner in Europe, higher than expected production costs on our initial production run of Bluetooth probes, and increased warranty estimates related to our new Bluetooth probe products. Gross margins in the first quarter of 2007 were also adversely affected by inventory impairments of $17,000 related to our Quantix products.

Research and Development Expenses. Research and development expenses increased $30,000 or 4% to $864,000 during the first quarter of 2007 from $834,000 during the same period in 2006. Research and development expenses in the first quarter of 2007 included approximately $543,000 in drug and therapy product development costs, $213,000 in gamma detection device development costs, and $108,000 in product design activities for the Quantix products. This compares to expenses of $465,000, $112,000 and $257,000 in these respective product categories during the same period in 2006. The changes in each category were primarily due to (i) efforts to move development of Lymphoseek forward offset by decreased activities related to RIGScan CR and our therapeutic products, (ii) development of our Bluetooth wireless gamma detection probes, and (iii) decreased product refinement activities related to the Quantix/ORTM, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $70,000 or 8% to $783,000 during the first quarter of 2007 from $852,000 during the same period in 2006. The net difference was due primarily to decreases in marketing, recruiting and insurance costs which were offset by increases in other areas such as the timing of professional and contracted services.

Other Income (Expenses). Other expenses increased $127,000 to $418,000 during the first quarter of 2007 from $292,000 during the same period in 2006. Interest expense related to the convertible debt agreements we completed in December 2004 increased $85,000 to $442,000 during the first quarter of 2007 from $357,000 for the same period in 2006. Of this interest expense, $210,000 and $190,000 in the first quarters of 2007 and 2006, respectively, was non-cash in nature related to the amortization of debt issuance costs and discounts resulting from the warrants and beneficial conversion features of the convertible debt. In addition, we recorded a decrease of $41,000 in interest income related to lower balances of cash and investments during the first quarter of 2007 compared to the same period in 2006.

Liquidity and Capital Resources

Operating Activities. Cash used in operations decreased $621,000 to $38,000 during the first quarter of 2007 compared to $659,000 during the same period in 2006. Working capital decreased $4.1 million to $(495,000) at March 31, 2007 as compared to $3.6 million at December 31, 2006. The current ratio decreased to 0.9:1 at March 31, 2007 from 1.6:1 at December 31, 2006. The decrease in working capital was primarily related to the classification of $2.8 million of convertible debt as a current liability following modification of the debt terms in November 2006, as compared to $1.7 million of convertible debt classified as a current liability at December 31, 2006.

Cash and investment balances decreased to $2.0 million at March 31, 2007 from $2.5 million at December 31, 2006, primarily as a result of cash used to service our debt during the first quarter of 2007.

Accounts receivable decreased to $978,000 at March 31, 2007 from $1.2 million at December 31, 2006. The decrease was primarily a result of normal fluctuations in timing of purchases and payments by EES. We expect overall receivable levels will continue to fluctuate during 2007 depending on the timing of purchases and payments by EES. However, on average, we expect accounts receivable balances will increase commensurate with anticipated increases in sales of blood flow measurement products to our distributors. Such increases, if any, may require the increased use of our cash resources over time.

Inventory levels decreased to $1.0 million at March 31, 2007 as compared to $1.2 million at December 31, 2006. Gamma detection finished device and work-in-process inventories decreased as we completed and sold the initial production run of Bluetooth wireless probes, while materials inventories increased in preparation for additional production of Bluetooth probes. Blood flow measurement materials inventories decreased while finished device inventories increased as we built up our safety stock levels. During the first quarter of 2007, we also recorded inventory impairment charges totaling $19,000, primarily related to our Quantix products. We expect inventory levels to decrease during 2007 as we convert our Bluetooth inventory into sales and reassess our gamma detection and blood flow measurement device safety stock levels.

Investing Activities. Investing activities used $30,000 during the first quarter of 2007 versus $1.5 million provided during the same period in 2006. We received $1.5 million from maturities of available-for-sale securities during the first quarter of 2006. Capital expenditures during the first quarter of 2007 were primarily for production tools and equipment and software. Capital expenditures during the first quarter of 2006 were primarily for software. We expect our overall capital expenditures for the remainder of 2007 will be lower than for 2006.

Financing Activities. Cash used in financing activities increased $384,000 to $458,000 during the first quarter of 2007 from $74,000 during the same period in 2006. Proceeds from the issuance of common stock were $150,000 during the first quarter of 2007. Payments of common stock offering costs were $20,000 during the first quarter of 2007. Payments of notes payable were $583,000 and $65,000 during the first quarter of 2007 and 2006, respectively.

In December 2004, we completed a private placement of four-year convertible promissory notes in an aggregate principal amount of $8.1 million with Biomedical Value Fund, L.P., Biomedical Offshore Value Fund, Ltd. and David C. Bupp (our President and CEO). Biomedical Value Fund, L.P. and Biomedical Offshore Value Fund, Ltd. are funds managed by Great Point Partners, LLC. We modified the convertible notes in November 2006 to eliminate the revenue and cash covenants, modify the repayment schedule of the notes, eliminate certain anti-dilution rights, and avoid potential future violations of the debt covenants. The notes originally bore interest at 8% per annum and were originally due on December 13, 2008. In connection with the November 2006 amendment, we cancelled the original notes and issued to the noteholders replacement notes which bear interest at 12% per annum. Instead of the principal being due on December 13, 2008, the principal is now due as follows: $500,000 due January 8, 2007; $1,250,000 due July 9, 2007; $1,750,000 due January 7, 2008; $2,000,000 due July 7, 2008; and the remaining $2,600,000 due January 7, 2009. Additionally, as part of the amendment we agreed to use our best efforts to offer and sell equity securities with gross proceeds of up to $10 million and apply not less than 50% of the net proceeds of any such sales to the repayment of the principal on the notes, and to apply at least 50% of the proceeds of any permitted asset disposition or any permitted licensing, distribution or similar strategic alliance agreement to the repayment of principal on the notes. The notes are freely convertible into shares of our common stock at a price of $0.40 per share. Neoprobe may force conversion of the notes prior to their stated maturity under certain circumstances. As part of the original transaction, we issued the investors 10,125,000 Series T warrants to purchase our common stock at an exercise price of $0.46 per share, expiring in December 2009. In connection with the original placement of this financing, we issued 1,600,000 Series U warrants to purchase our common stock to the placement agents, containing substantially identical terms to the warrants issued to the investors. During the first quarter of 2007, we timely paid the $500,000 that was due on January 8, 2007, and made additional principal payments totaling $25,000 related to sales of equity securities. The convertible promissory note issued to Mr. Bupp in connection with this transaction had an outstanding principal amount of $100,000 on March 31, 2007, and an outstanding principal amount of $100,000 as of May 4, 2007. During the first quarter of 2007 and 2006, we made interest payments due under the note to Mr. Bupp totaling $3,000 and $2,000, respectively.

In December 2006, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC (Fusion). We have authorized up to 12,000,000 shares of our common stock for sale to Fusion under the agreement. Under the terms of the agreement, in December 2006, we issued 720,000 shares of our common stock as an initial commitment fee. We are also required to issue to Fusion up to an additional 720,000 shares of our common stock as an additional commitment fee in connection with future purchases made by Fusion. The additional 720,000 shares will be issued pro rata as we sell our common stock to Fusion under the agreement, resulting in a total commitment fee of 1,440,000 shares of our common stock if the entire $6.0 million in value of stock is sold. The price of shares sold to Fusion will generally be based on market prices for purchases that are not subject to the floor price of $0.20 per share. We filed a registration statement covering sales to Fusion and shares issued as additional commitment fees under the agreement, which became effective on December 28, 2006. During the first quarter of 2007, we sold a total of 715,853 shares of our common stock under the agreement, realized gross proceeds of $150,000 from such sales, and Fusion earned 18,000 shares of our common stock as additional commitment fees related to such sales. All of such sales and issuances were made pursuant to the registration statement.

Our future liquidity and capital requirements will depend on a number of factors, including our ability to raise additional capital in a timely manner through additional investment, expanded market acceptance of our current products, our ability to complete the commercialization of new products, our ability to monetize our investment in non-core technologies, our ability to obtain milestone or development funds from potential development and distribution partners, regulatory actions by FDA and international regulatory bodies, and intellectual property protection. Our near-term development priorities are to complete the Lymphoseek Phase 2 clinical study and to subsequently commence Phase 3 clinical trials. However, we have significant principal repayments due under our existing debt agreement starting with a July 9, 2007 payment of $1.1 million and continuing at increasing amounts approximately every six months thereafter through early 2009 that, based on our current operating plan, will require us to raise additional capital. Although we have secured a potential source of capital through our common stock purchase agreement with Fusion, it is unlikely at current stock prices that we will be able to raise sufficient capital through this facility alone to meet the capital and operating needs anticipated in our current business plan through the end of the year. We are actively soliciting and evaluating other potential sources of equity and debt funding; however, we may also be forced to seek modifications to the terms of our current debt obligations and/or revise our business plan in order to meet our obligations as currently anticipated. We cannot assure you that we will be successful in raising additional capital through Fusion or any other sources at terms acceptable to the Company, or at all. In addition, we cannot assure you that we will be able to achieve significant product revenues from our current or potential new products. We also cannot assure you that we will achieve profitability again.

Recent Accounting Developments

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and is required to be adopted by Neoprobe beginning January 1, 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated results of operations or financial condition.

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

Revenue Recognition Related to Net Sales. We currently generate revenue primarily from sales of our gamma detection products; however, sales of blood flow measurement products constituted approximately 6% of total revenues for the first quarter of 2007 and are expected to increase in the future. Our standard shipping terms are FOB shipping point, and title and risk of loss passes to the customer upon delivery to a common carrier. We generally recognize sales revenue related to sales of our products when the products are shipped and the earnings process has been completed. However, in cases where product is shipped but the earnings process is not yet completed, revenue is deferred until it has been determined that the earnings process has been completed. Our customers have no right to return products purchased in the ordinary course of business.

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

•
Impairment or Disposal of Long-Lived Assets. We account for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of March 31, 2007, the most significant long-lived assets on our balance sheet relate to assets recorded in connection with the acquisition of Cardiosonix and gamma detection device patents related to ILM. The recoverability of these assets is based on the financial projections and models related to the future sales success of Cardiosonix’ products and the continuing success of our gamma detection product line. As such, these assets could be subject to significant adjustment should the Cardiosonix technology not be successfully commercialized or the sales amounts in our current projections not be realized.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the small business issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOPROBE CORPORATION (the Company) Dated: May 15, 2007

By:	/s/ DAVID C. BUPP
David C. Bupp President and Chief Executive Officer (duly authorized officer; principal executive officer)

By:	/s/ BRENT L. LARSON
Brent L. Larson Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)