Form 10QSB
period 2007-06-30
NEOPROBE CORP
filed 2007-08-14
CIK 810509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-QSB

(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to    to

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 63,130,517 shares of common stock, par value $.001 per share (as of the close of business on August 7, 2007).

Transitional Small Business Disclosure Format (Check one):   Yes ☐ No ☒

NEOPROBE CORPORATION and SUBSIDIARIES

INDEX

PART I - Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006	3

	Consolidated Statements of Operations for the Three-Month and Six-Month Periods Ended June 30, 2007 and June 30, 2006 (unaudited)	5

	Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2007 and June 30, 2006 (unaudited)	6

	Notes to the Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	The Company	15

	Overview	15

	Results of Operations	18

	Liquidity and Capital Resources	20

	Recent Accounting Developments	22

	Critical Accounting Policies	23

	Forward-Looking Statements	24

Item 3.	Controls and Procedures	25

PART II - Other Information

Item 6.	Exhibits	26

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets

	June 30, 2007 (unaudited)	December 31, 2006
ASSETS
Current assets:
Cash	$1,207,011	$2,502,655
Accounts receivable, net	1,143,268	1,246,089
Inventory	1,138,892	1,154,376
Prepaid expenses and other	141,490	430,623

Total current assets	3,630,661	5,333,743

Property and equipment	2,310,700	2,238,050
Less accumulated depreciation and amortization	1,967,741	1,882,371

	342,959	355,679

Patents and trademarks	3,124,296	3,131,391
Acquired technology	237,271	237,271
	3,361,567	3,368,662
Less accumulated amortization	1,650,343	1,540,145

	1,711,224	1,828,517

Other assets	398,829	515,593

Total assets	$6,083,673	$8,033,532

Continued

Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets, continued

	June 30, 2007 (unaudited)	December 31, 2006
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$820,772	$668,288
Accrued liabilities and other	870,382	544,215
Capital lease obligations	14,400	14,841
Deferred revenue	232,470	348,568
Notes payable to finance companies	19,847	136,925
Notes payable to investors, current portion, net of discounts of $102,480 and $53,585, respectively	2,572,520	1,696,415

Total current liabilities	4,530,391	3,409,252

Capital lease obligations	9,582	17,014
Deferred revenue	43,655	40,495
Notes payable to CEO, net of discounts of $15,167 and $19,030, respectively	84,833	80,970
Notes payable to investors, net of discounts of $1,109,506 and $1,468,845, respectively	3,390,494	4,781,155
Other liabilities	7,484	2,673

Total liabilities	8,066,439	8,331,559

Commitments and contingencies

Stockholders’ deficit:
Preferred stock; $.001 par value; 5,000,000 shares authorized at June 30, 2007 and December 31, 2006; none issued and outstanding	-	-
Common stock; $.001 par value; 150,000,000 shares authorized, 62,739,731 and 59,624,379 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	62,740	59,624
Additional paid-in capital	135,888,352	135,330,668
Accumulated deficit	(137,933,858)	(135,688,319)

Total stockholders’ deficit	(1,982,766)	(298,027)

Total liabilities and stockholders’ deficit	$6,083,673	$8,033,532

See accompanying notes to the consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net sales	$1,517,430	$1,433,991	$3,260,750	$3,221,909
Cost of goods sold	699,844	600,762	1,489,336	1,337,982
Gross profit	817,586	833,229	1,771,414	1,883,927

Operating expenses:
Research and development	875,304	642,573	1,739,145	1,476,756
Selling, general and administrative	650,293	753,812	1,432,869	1,606,295
Total operating expenses	1,525,597	1,396,385	3,172,014	3,083,051

Loss from operations	(708,011)	(563,156)	(1,400,600)	(1,199,124)

Other income (expenses):
Interest income	19,199	61,788	44,257	127,991
Interest expense	(444,702)	(363,426)	(886,847)	(719,960)
Other	(1,128)	3,325	(2,349)	2,022
Total other expenses	(426,631)	(298,313)	(844,939)	(589,947)

Net loss	$(1,134,642)	$(861,469)	$(2,245,539)	$(1,789,071)

Net loss per common share:
Basic	$(0.02)	$(0.01)	$(0.04)	$(0.03)
Diluted	$(0.02)	$(0.01)	$(0.04)	$(0.03)

Weighted average shares outstanding:
Basic	61,608,782	58,560,046	60,635,448	58,535,631
Diluted	61,608,782	58,560,046	60,635,448	58,535,631

See accompanying notes to the consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,245,539)	$(1,789,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	207,508	196,668
Amortization of debt discount and debt offering costs	431,071	388,627
Stock compensation expense	67,224	138,526
Other	34,020	21,019
Changes in operating assets and liabilities:
Accounts receivable	102,821	(238,235)
Inventory	(28,544)	(64,773)
Prepaid expenses and other assets	123,349	261,208
Accounts payable	152,484	74,099
Accrued liabilities and other liabilities	330,978	(534,451)
Deferred revenue	(112,938)	(14,107)

Net cash used in operating activities	(937,566)	(1,560,490)

Cash flows from investing activities:
Maturities of available-for-sale securities	-	1,531,000
Purchases of property and equipment	(36,202)	(23,057)
Proceeds from sales of property and equipment	-	4,097
Patent and trademark costs	(1,885)	(20,846)

Net cash (used in) provided by investing activities	(38,087)	1,491,194

Cash flows from financing activities:
Proceeds from issuance of common stock	650,000	-
Payment of stock offering costs	(20,040)	-
Payment of debt issuance costs	-	(5,000)
Payment of notes payable	(942,078)	(130,435)
Payments under capital leases	(7,873)	(9,496)

Net cash used in financing activities	(319,991)	(144,931)

Net decrease in cash	(1,295,644)	(214,227)

Cash, beginning of period	2,502,655	4,940,946

Cash, end of period	$1,207,011	$4,726,719

See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation

The information presented as of June 30, 2007 and for the three-month and six-month periods ended June 30, 2007 and June 30, 2006 is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Neoprobe Corporation (Neoprobe, the Company, or we) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results for the interim periods are not necessarily indicative of results to be expected for the year. The consolidated financial statements should be read in conjunction with Neoprobe’s audited consolidated financial statements for the year ended December 31, 2006, which were included as part of our Annual Report on Form 10-KSB.

Our consolidated financial statements include the accounts of Neoprobe, our wholly-owned subsidiary, Cardiosonix Ltd. (Cardiosonix), and our 90%-owned subsidiary, Cira Biosciences, Inc. (Cira Bio). All significant inter-company accounts were eliminated in consolidation.

2.	Stock-Based Compensation

At June 30, 2007, we have three stock-based compensation plans. Under the Amended and Restated Stock Option and Restricted Stock Purchase Plan (the Amended Plan), the 1996 Stock Incentive Plan (the 1996 Plan), and the 2002 Stock Incentive Plan (the 2002 Plan), we may grant incentive stock options, nonqualified stock options, and restricted stock awards to full-time employees, and nonqualified stock options and restricted awards may be granted to our consultants and agents. Total shares authorized under each plan are 2 million shares, 1.5 million shares and 5 million shares, respectively. Although options are still outstanding under the Amended Plan and the 1996 Plan, these plans are considered expired and no new grants may be made from them. Under all three plans, the exercise price of each option is greater than or equal to the closing market price of our common stock on the day prior to the date of the grant.

Options granted under the Amended Plan, the 1996 Plan and the 2002 Plan generally vest on an annual basis over one to three years. Outstanding options under the plans, if not exercised, generally expire ten years from their date of grant or 90 days from the date of an optionee’s separation from employment with us.

Compensation cost arising from stock-based awards is recognized as expense using the straight-line method over the vesting period. As of June 30, 2007, there was approximately $84,000 of total unrecognized compensation cost related to unvested stock-based awards, which we expect to recognize over remaining weighted average vesting terms of 1.5 years. For the three-month periods ended June 30, 2007 and 2006, our total stock-based compensation expense was approximately $33,000 and $59,000, respectively. For the six-month periods ended June 30, 2007 and 2006, our total stock-based compensation expense was approximately $67,000 and $139,000, respectively. We have not recorded any income tax benefit related to stock-based compensation in any of the three-month and six-month periods ended June 30, 2007 and 2006.

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

A summary of stock option activity under our stock option plans as of June 30, 2007, and changes during the six-month period then ended is presented below:

	Six Months Ended June 30, 2007
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding, January 1, 2007	5,975,473	$0.42
Granted	-	-
Exercised	-	-
Forfeited	(96,667)	$0.32
Expired	-	-

Outstanding, June 30, 2007	5,878,806	$0.42	5.2 years	-

Exercisable, June 30, 2007	4,888,806	$0.44	4.8 years	-

3.	Comprehensive Income (Loss)

We had no accumulated other comprehensive income (loss) activity during the three-month and six-month periods ended June 30, 2007. Due to our net operating loss position, there are no income tax effects on comprehensive income (loss) components for the three-month and six-month periods ended June 30, 2007 and 2006.

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Net loss	$(861,469)	$(1,789,071)
Unrealized gains (losses) on securities	55	(2,018)

Other comprehensive loss	$(861,414)	$(1,791,089)

4.	Earnings Per Share

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the periods, adjusted for the effects of convertible securities, options and warrants, if dilutive.

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
	Basic Earnings Per Share	Diluted Earnings Per Share	Basic Earnings Per Share	Diluted Earnings Per Share

Outstanding shares	62,739,731	62,739,731	58,690,046	58,690,046
Effect of weighting changes in outstanding shares	(1,130,949)	(1,130,949)	-	-
Contingently issuable shares	-	-	(130,000)	(130,000)

Adjusted shares	61,608,782	61,608,782	58,560,046	58,560,046

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	Basic Earnings Per Share	Diluted Earnings Per Share	Basic Earnings Per Share	Diluted Earnings Per Share

Outstanding shares	62,739,731	62,739,731	58,690,046	58,690,046
Effect of weighting changes in outstanding shares	(2,104,283)	(2,104,283)	(24,415)	(24,415)
Contingently issuable shares	-	-	(130,000)	(130,000)

Adjusted shares	60,635,448	60,635,448	58,535,631	58,535,631

There is no difference in basic and diluted loss per share related to the three-month and six-month periods ended June 30, 2007 and 2006. The net loss per common share for these periods excludes the effects of 40,055,682 and 41,242,351, respectively, common shares issuable upon exercise of outstanding stock options and warrants into our common stock or upon the conversion of convertible debt since such inclusion would be anti-dilutive.

5.	Inventory

We capitalize certain inventory costs associated with our Lymphoseek® product prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. We could be required to permanently write down previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors. Conversely, our gross margins may be favorably impacted if some or all of the inventory previously written down becomes available and is used for commercial sale. During the three-month period ended June 30, 2007, we capitalized $150,000 in inventory costs associated with our Lymphoseek product. During the second half of 2006, we capitalized $48,000 in inventory costs associated with our Lymphoseek product.

The components of inventory are as follows:

	June 30, 2007 (unaudited)	December 31, 2006

Materials and component parts	$404,186	$522,225
Work-in-process	151,741	167,188
Finished goods	582,965	464,963

Total	$1,138,892	$1,154,376

6.	Intangible Assets

The major classes of intangible assets are as follows:

	June 30, 2007			December 31, 2006
	Wtd Avg Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents and trademarks	9.2 yrs	$3,124,296	$1,463,635	$3,131,391	$1,370,291
Acquired technology	1.5 yrs	237,271	186,708	237,271	169,854

Total		$3,361,567	$1,650,343	$3,368,662	$1,540,145

The estimated amortization expenses for the next five fiscal years are as follows:

Estimated Amortization Expense

For the year ended 12/31/2007	$222,709
For the year ended 12/31/2008	216,116
For the year ended 12/31/2009	170,852
For the year ended 12/31/2010	170,033
For the year ended 12/31/2011	168,581

7.	Product Warranty

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

The activity in the warranty reserve account for the three-month and six-month periods ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Warranty reserve at beginning of period	$67,401	$43,725	$44,858	$41,185
Provision for warranty claims and changes in reserve for warranties	39,153	9,823	71,905	23,274
Payments charged against the reserve	(16,378)	(10,883)	(26,587)	(21,794)

Warranty reserve at end of period	$90,176	$42,665	$90,176	$42,665

8.	Notes Payable

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

All of our material assets, except the intellectual property associated with our Lymphoseek and RIGS® products under development, have been pledged as collateral for these notes. In addition to the security interest in our assets, the notes carry substantial covenants that impose significant requirements on us, including, among others, requirements that: we pay all principal, interest and other charges on the notes when due; we use the proceeds from the sale of the notes only for permitted purposes such as Lymphoseek development and general corporate purposes; we nominate and recommend for election as a director a person designated by the holders of the notes (as of June 30, 2007, the holders of the notes have not designated a potential board member); we keep reserved out of our authorized shares of common stock sufficient shares to satisfy our obligation to issue shares on conversion of the notes and the exercise of the warrants issued in connection with the sale of the notes; and we indemnify the purchasers of the notes against certain liabilities. Additionally, with certain exceptions, the notes prohibit us from: amending our organizational or governing agreements and documents; entering into any merger or consolidation; dissolving the company or liquidating its assets; or acquiring all or any substantial part of the business or assets of any other person; engaging in transactions with any affiliate; entering into any agreement inconsistent with our obligations under the notes and related agreements; incurring any indebtedness, capital leases, or contingent obligations outside the ordinary course of business; granting or permitting liens against or security interests in our assets; making any material dispositions of our assets outside the ordinary course of business; declaring or paying any dividends or making any other restricted payments; or making any loans to or investments in other persons outside of the ordinary course of business.

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

In November 2006, we amended the Agreement and modified several of the key terms in the related notes. The original notes were thereby cancelled and replacement notes were issued to the noteholders which bear interest at 12% per annum, payable on March 31, June 30, September 30 and December 31 of each year. The maturity of the notes was modified as follows: $500,000 due January 8, 2007; $1,250,000 due July 9, 2007; $1,750,000 due January 7, 2008; $2,000,000 due July 7, 2008 and the remaining $2,600,000 due January 7, 2009. Neoprobe is also required to make mandatory repayments of principal to the Great Point Funds under certain circumstances such as asset dispositions, partnering transactions and sales of equity. Such mandatory repayments are applied against future scheduled principal payments. In exchange for the increased interest rate and accelerated principal repayment schedule, the noteholders eliminated the financial covenants under the original notes and eliminated certain conversion price adjustments from the original notes related to sales of equity securities by Neoprobe. In addition, Neoprobe may make optional prepayments to the Great Point Funds by giving them ten (10) business days notice during which time the noteholders may decide to convert the notes into common stock of the Company. The new notes remain freely convertible into shares of our common stock at a price of $0.40 per share. Neoprobe may force conversion of the notes prior to their stated maturity under certain circumstances. During the six-month period ended June 30, 2007, we timely paid the $500,000 that was due on January 8, 2007, and made additional principal payments totaling $325,000 related to sales of equity.

9.	Stock Warrants

At June 30, 2007 there are 17.0 million warrants outstanding to purchase our common stock. The warrants are exercisable at prices ranging from $0.13 to $0.50 per share with a weighted average exercise price $0.40 per share.

10.	Income Taxes

Effective January 1, 2007, we adopted Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 outlines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 had no effect on our results of operations and financial condition.

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

The information in the following table is derived directly from each reportable segment’s financial reporting.

($ amounts in thousands) Three Months Ended June 30, 2007	Oncology Devices	Blood Flow Devices	Drug and Therapy Products	Corporate	Total

Net sales:
United States[1]	$1,338	$115	$-	$-	$1,453
International	40	24	-	-	64
Research and development expenses	163	101	611	-	875
Selling, general and administrative expenses, excluding depreciation and amortization[2]	-	-	-	548	548
Depreciation and amortization	25	66	-	11	102
Income (loss) from operations[3]	576	(114)	(611)	(559)	(708)
Other income (expenses)[4]	-	-	-	(427)	(427)

Total assets, net of depreciation and amortization:
United States operations	1,759	698	161	1,804	4,422
Israeli operations (Cardiosonix Ltd.)	-	1,662	-	-	1,662
Capital expenditures	6	-	-	1	7

Three Months Ended June 30, 2006

Net sales:
United States[1]	$1,252	$17	$-	$-	$1,269
International	33	132	-	-	165
Research and development expenses	235	201	207	-	643
Selling, general and administrative expenses, excluding depreciation and amortization[2]	-	-	-	658	658
Depreciation and amortization	22	59	-	15	96
Income (loss) from operations[3]	513	(196)	(207)	(673)	(563)
Other income (expenses)[4]	-	-	-	(298)	(298)

Total assets, net of depreciation and amortization:
United States operations	1,285	523	35	5,658	7,501
Israeli operations (Cardiosonix Ltd.)	-	2,105	-	-	2,105
Capital expenditures	-	1	-	5	6

($ amounts in thousands) Six Months Ended June 30, 2007	Oncology Devices	Blood Flow Devices	Drug and Therapy Products	Corporate	Total

Net sales:
United States[1]	$2,890	$160	$-	$-	$3,050
International	125	86	-	-	211
Research and development expenses	377	207	1,155	-	1,739
Selling, general and administrative expenses, excluding depreciation and amortization[2]	-	-	-	1,225	1,225
Depreciation and amortization	51	132	-	25	208
Income (loss) from operations[3]	1,251	(247)	(1,155)	(1,250)	(1,401)
Other income (expenses) [4]	-	-	-	(845)	(845)

Total assets, net of depreciation and amortization:
United States operations	1,759	698	161	1,804	4,422
Israeli operations (Cardiosonix Ltd.)	-	1,662	-	-	1,662
Capital expenditures	16	9	-	11	36

Six Months Ended June 30, 2006

Net sales:
United States[1]	$2,731	$52	$-	$-	$2,783
International	128	311	-	-	439
Research and development expenses	347	458	672	-	1,477
Selling, general and administrative expenses, excluding depreciation and amortization[2]	-	-	-	1,409	1,409
Depreciation and amortization	50	118	-	29	197
Income (loss) from operations[3]	1,306	(395)	(672)	(1,438)	(1,199)
Other income (expenses) [4]	-	-	-	(590)	(590)

Total assets, net of depreciation and amortization:
United States operations	1,285	523	35	5,658	7,501
Israeli operations (Cardiosonix Ltd.)	-	2,105	-	-	2,105
Capital expenditures	-	2	-	21	23

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

12.	Supplemental Disclosure for Statements of Cash Flows

During the six-month periods ended June 30, 2007 and 2006, we paid interest aggregating $234,000 and $331,000, respectively. During the six-month periods ended June 30, 2007 and 2006, we transferred $44,000 and $73,000, respectively, in inventory to fixed assets related to the creation and maintenance of a pool of service loaner equipment.

13.	Subsequent Event

In July 2007, David C. Bupp (our President and CEO) and certain members of his family purchased a $1.0 million convertible note and warrants. The note bears interest at 10% per annum during its one-year term and is repayable in whole or in part with no penalty. The note is convertible into shares of our common stock at a price of $0.31 per share, a 25% premium to the average closing market price of our common stock for the 5 days preceding the closing of the transaction. As part of this transaction, we issued the purchasers 500,000 Series V warrants to purchase our common stock at an exercise price of $0.31 per share, expiring in July 2012.

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

Our revenue for the first six months of 2007 was consistent overall with our original expectations. Gamma detection device revenue was buoyed by sales of our Bluetooth® probes to our primary gamma detection device marketing partner, Ethicon Endo-Surgery, Inc. (EES), a Johnson & Johnson company. Higher than expected unit sales and unit prices of our Bluetooth probes were offset by lower unit sales and declines in unit prices of our base neo2000 system and accessories. We expect that revenue from our gamma detection systems for 2007 will be slightly higher than 2006; however, continued price declines for these base systems in international markets may adversely affect our gamma detection device revenue for the remainder of 2007 as compared to 2006. Sales of our blood flow measurement devices also continue to be below our expectations. While we have seen enough instances of success when the products have been demonstrated to cardiovascular surgeons to give us cause for optimism, these product demonstrations have not yet translated into significant sales for the Company. As a result, we currently expect that blood flow-related revenue for 2007 may fall below 2006 levels. Future sales of Quantix devices are highly dependent upon our ability to maintain our blood flow measurement device marketing and distribution partners, the success of our distribution partners in generating sales leads, our distribution partners’ ability to negotiate within the constraints of current hospital purchasing practices, and ultimately on physician response to these products and procedures themselves.

Our operating expenses during the first six months of 2007 were focused primarily on support of Lymphoseek product development. In addition, we continued to modestly invest in our neo2000 gamma detection device line related to completing the technology transfer of our Bluetooth probes into commercial manufacturing. We expect our drug-related development expenses to decrease over the next few months until we initiate the multi-center Phase 3 clinical evaluations of Lymphoseek. We expect to continue to incur development expenses to support our gamma detection device product line as well as move our other product initiatives forward. We also expect to continue to modestly invest in marketing and clinical development support for our blood flow measurement products during the remainder of 2007 as we work with our distribution partners to expand market penetration of our Quantix product lines.

Our efforts thus far in 2007 have resulted in the following research and development and business milestone achievements:

•
Granted authorization by the U.S. Food and Drug Administration (FDA) to commence patient enrollment in two Phase 1 clinical studies to evaluate the safety and efficacy of Lymphoseek in prostate and colon cancers.

•
Achieved and reported positive preliminary results from the Phase 2 Lymphoseek trial in breast cancer and melanoma. Based on pathology confirmed results, Lymphoseek identified lymphatic tissue in over 94% of the surgically treated patients, which exceeded the trial’s objective of 90% efficacy.

•	Extended the Company’s option agreement with the University of California, San Diego covering the potential use of Lymphoseek as an optical or ultrasound agent.
•
Filed an updated chemistry, manufacturing and control (CMC) amendment on Lymphoseek and an expanded non-clinical study package with FDA in preparation for the next phase of Lymphoseek clinical development program.

•	Commenced development activities for the Phase 3 clinical studies of Lymphoseek, including holding a successful preliminary meeting with FDA.
•	Completed the second of three current Good Manufacturing Practices (cGMP) production runs of Lymphoseek.
•	Closed on a $1.0 million investment in the Company led by our President and CEO, David Bupp.
•	Executed a term sheet for the marketing and distribution of Lymphoseek in the United States with the nuclear pharmacy division of Cardinal Health, Inc.

We received clearance from FDA in May 2006 to move forward with activities to commence patient enrollment for a Phase 2 clinical study of Lymphoseek. The first of our Phase 2 clinical sites received clearance from its internal clinical review committee, or Institutional Review Board (IRB), in July 2006. The IRB clearance permitted us to finalize arrangements to begin patient screening and enrollment activities for the Phase 2 trial, and we began patient enrollment in September 2006 and completed enrollment of the 80 patients in June 2007. We announced positive preliminary efficacy results in our Phase 2 Lymphoseek trial in June 2007. Localization of Lymphoseek to lymphoid tissue was observed in over 94% of the sentinel lymph node biopsy (SLNB) procedures performed during the Phase 2 trial. The Phase 2 study is being conducted at five of the leading cancer centers in the U.S.: John Wayne Cancer Center; University of California, San Francisco; MD Anderson Cancer Center; University Hospital Cleveland (Case Western Reserve); and the University of Louisville.

Based on recent discussions with FDA, we plan to propose to the agency that we conduct two separate Phase 3 studies, each of which would involve approximately 200 evaluable patients with either melanoma or breast cancer. We expect the study protocol to provide for patients in these trials to receive both Lymphoseek and a non-radiopharmaceutical agent that is currently used as a marker in lymphatic mapping procedures. Our discussions with FDA also suggest that the Phase 3 trials will be structured to support a specific intended use of Lymphoseek in SLNB procedures. We believe such an indication would be beneficial to the marketing and commercial adoption of Lymphoseek.

We anticipate holding an end of Phase 2 meeting with FDA before the Phase 3 trials can be initiated. This will likely mean that, although we continue to project that the Phase 3 trials will commence during the fourth quarter of 2007, it will likely be closer to the end of the year than previously thought. We plan to have approximately 35 participating institutions in each Phase 3 trial, which should enable us to enroll patients at a more rapid rate than we experienced with the Phase 2 study. Our goal is to file the new drug application for Lymphoseek during the second half of 2008, which will be dependent upon our ability to commence and conclude the Phase 3 clinical studies in a timely fashion. Depending on the timing and outcome of the FDA regulatory review cycle, we believe that Lymphoseek can be commercialized in 2009.

As a result of the modifications made to the development and regulatory pathway over Lymphoseek’s development cycle, we estimate total out-of-pocket development costs to bring Lymphoseek to market have increased to approximately $9 to $10 million. In addition, Neoprobe has discussed the drug approval and registration process through the centralized European drug evaluation procedures with the European Medicinal Evaluation Agency (EMEA) in London. We plan to use the results from the Phase 3 clinical evaluation of Lymphoseek, which we currently intend to include sites in the EU, to support the drug registration application process with the EMEA. We cannot assure you, however, that this product will achieve regulatory approval, or if approved, that it will achieve market acceptance.

Over the past few years, we have made progress in advancing our RIGScan CR development program while incurring little in the way of research expenses. Our RIGS technology, which had been essentially inactive since failing to gain approval following our original license application in 1997, has been the subject of renewed interest due primarily to the analysis of survival data related to patients who participated in the original Phase 3 clinical studies that were completed in 1996. We believe there are development milestones that can be achieved prior to the need for significant capital investment in RIGScan CR such as preparing the request for a protocol assessment and completing a final protocol review. At present, we plan to submit a clinical development plan for RIGScan CR to FDA and to request a meeting to review the development plan and clinical protocol as part of the development plan in the fourth quarter of 2007. The clinical protocol envisioned would involve approximately 300 patients in a randomized trial of patients with primary colorectal cancer. The participants in the trial would be randomized to either a control or RIGS treatment arm. Patients randomized to the RIGS arm would have their disease status evaluated at the end of their cancer surgery to determine the presence or absence of RIGS-positive tissue. Patients in both randomized arms would be followed to determine if patients with RIGS-positive status have a lower overall survival rate and/or a higher occurrence of disease recurrence. The hypothesis for the trial is based upon the data from the earlier NEO2-13 and NEO2-14 trial results. However, we continue to believe it will be necessary for us to identify a development partner or an alternative funding source in order to prepare for and fund the pivotal clinical testing that will be necessary to gain marketing clearance for RIGScan CR. We have engaged in discussions with various parties regarding such a partnership. At the present time, while we have parties who have indicated an interest in entering into a development relationship, we do not believe these efforts will result in a partnership until further clarity can be added to the RIGScan regulatory approval pathway, such as obtaining a positive protocol determination from FDA. However, even if we are able to make such arrangements on satisfactory terms, we believe that the time required for continued development, regulatory approval and commercialization of a RIGS product would likely be a minimum of five years before we receive any significant product-related royalties or revenues. We cannot assure you that we will be able to complete definitive agreements with a development partner for the RIGS technology and do not know if a partner will be obtained on a timely basis on terms acceptable to us, or at all. We also cannot assure you that FDA or the EMEA will clear our RIGS products for marketing or that any such products will be successfully introduced or achieve market acceptance.

Cira Bio was formed to raise the necessary capital to move the ACT technology platform forward; however, Cira Bio has not yet identified a potential source of capital. Obtaining this funding would likely dilute Neoprobe’s ownership interest in Cira Bio. While we believe that moving forward such a promising technology will only yield positive results for the Neoprobe stockholders and the patients who could benefit from these treatments, we do not know if we will be successful in obtaining funding on terms acceptable to us, or at all. In addition, because Cira Bio was not successful in obtaining sufficient capital by December 31, 2006, the technology rights for the oncology applications of ACT may revert back to Neoprobe and the technology rights for the viral and autoimmune applications may revert back to Cira Bio’s minority shareholder, Cira LLC, upon notice by either party.

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

Results of Operations

Revenue for the first six months of 2007 increased to $3.3 million from $3.2 million during the same period in 2006. Research and development expenses, as a percentage of net sales, increased to 53% during the first six months of 2007 from 46% during the same period in 2006. Selling, general and administrative expenses, as a percentage of net sales, decreased to 44% during the first six months of 2007 from 50% during the same period in 2006. Due to the ongoing development activities of the Company, research and development expenses as a percentage of sales are expected to be higher in 2007 than they were in 2006. In addition, should we be successful in our ongoing commercialization activities related to the Quantix product line, and in achieving increased sales of our Bluetooth probes in 2007, selling, general and administrative expenses as a percentage of sales are expected to continue to decrease in 2007 compared to 2006.

Three Months Ended June 30, 2007 and 2006

Net Sales and Margins. Net sales, comprised primarily of sales of our gamma detection systems, increased $83,000, or 6%, to $1.5 million during the second quarter of 2007 from $1.4 million during the same period in 2006. Gross margins on net sales decreased to 54% of net sales for the second quarter of 2007 compared to 58% of net sales for the same period in 2006.

The increase in net sales was the result of increased gamma detection device sales of $83,000 and increased gamma detection device extended service contract revenue of $32,000, offset by decreases of $23,000 in gamma detection device service-related revenue and $9,000 in blood flow measurement device sales. Revenue from our new Bluetooth wireless probes more than offset unit sales and price declines on our base gamma detection systems. The price at which we sell our gamma detection products to EES is based on a percentage of the global average selling price received by EES on sales of Neoprobe products to end customers, subject to a minimum floor price. The base system price at which we sold neo2000 systems to EES decreased approximately 4% during the second quarter of 2007 compared to the same period in 2006.

The decrease in gross margins on net product sales was primarily due to a combination of factors including lower margins on sales of Bluetooth probe demonstration units during the second quarter of 2007, a price decline on base systems sold by EES, higher than expected production costs on our initial production runs of Bluetooth probes, and increased estimated warranty costs related to the commercial launch of our new Bluetooth probe products. Gross margins in the second quarter of 2007 were also adversely affected by inventory impairments of $29,000 related to our Quantix products.

Research and Development Expenses. Research and development expenses increased $233,000 or 36% to $875,000 during the second quarter of 2007 from $643,000 during the same period in 2006. Research and development expenses in the second quarter of 2007 included approximately $611,000 in drug and therapy product development costs, $163,000 in gamma detection device development costs, and $101,000 in product design activities for the Quantix products. This compares to expenses of $207,000, $235,000 and $201,000 in these relative segment categories during the same period in 2006. The changes in each category were primarily due to (i) efforts to move development of Lymphoseek forward offset by decreased activities related to RIGScan CR and our therapeutic products, (ii) decreased product development activities related to our Bluetooth wireless gamma detection probes, and (iii) decreased product refinement activities related to the Quantix/ORTM, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $104,000 or 14% to $650,000 during the second quarter of 2007 from $754,000 during the same period in 2006. The net difference was due primarily to decreases in marketing, insurance, and the timing of professional services.

Other Income (Expenses). Other expenses increased $128,000 to $427,000 during the second quarter of 2007 from $298,000 during the same period in 2006. Interest expense related to the convertible debt agreements we completed in December 2004 increased $81,000 to $445,000 during the second quarter of 2007 from $363,000 for the same period in 2006. Of this interest expense, $221,000 and $198,000 in the second quarters of 2007 and 2006, respectively, was non-cash in nature related to the amortization of debt issuance costs and discounts resulting from the warrants and beneficial conversion features of the convertible debt. In addition, we recorded a decrease of $43,000 in interest income related to lower balances of cash and investments during the second quarter of 2007 compared to the same period in 2006.

Six Months Ended June 30, 2007 and 2006

Net Sales and Margins. Net sales, comprised primarily of sales of our gamma detection systems, increased $39,000, or 1%, to $3.3 million during the first six months of 2007 from $3.2 million during the same period in 2006. Gross margins on net sales decreased to 54% of net sales for the first six months of 2007 compared to 58% of net sales for the same period in 2006.

The increase in net sales was the result of increased gamma detection device sales of $130,000 and increased gamma detection device extended service contract revenue of $43,000, offset by decreases of $116,000 in blood flow measurement device sales and $18,000 in gamma detection device service-related revenue. Revenue from our new Bluetooth wireless probes more than offset unit sales and price declines on our base gamma detection systems. The price at which we sell our gamma detection products to EES is based on a percentage of the global average selling price received by EES on sales of Neoprobe products to end customers, subject to a minimum floor price. The base system price at which we sold neo2000 systems to EES decreased approximately 4% during the first six months of 2007 compared to the same period in 2006.

The decrease in gross margins on net product sales was primarily due to a combination of factors including lower margins on sales of Bluetooth probe demonstration units during the first six months of 2007, a price decline on base systems sold by EES, higher than expected production costs on our initial production runs of Bluetooth probes, and increased warranty estimates related to our new Bluetooth probe products. Gross margins in the first six months of 2007 were also adversely affected by inventory impairments of $46,000 related to our Quantix products.

Research and Development Expenses. Research and development expenses increased $262,000 or 18% to $1.7 million during the first six months of 2007 from $1.5 million during the same period in 2006. Research and development expenses in the first six months of 2007 included approximately $1.2 million in drug and therapy product development costs, $377,000 in gamma detection device development costs and $207,000 in product design activities for the Quantix products. This compares to expenses of $672,000, $347,000 and $458,000 in these relative segment categories during the same period in 2006. The changes in each category were primarily due to (i) efforts to move development of Lymphoseek forward offset by decreased activities related to RIGScan CR and our therapeutic products, (ii) development of our Bluetooth wireless gamma detection probes, and (iii) decreased product refinement activities related to the Quantix/OR, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $173,000 or 11% to $1.4 million during the first six months of 2007 from $1.6 million during the same period in 2006. The net difference was due primarily to decreases in marketing, insurance, and other personnel-related expenses, partially offset by increased costs related to completing the technology transfer of our Bluetooth probes into commercial manufacturing.

Other Income (Expenses). Other expenses increased $255,000 to $845,000 during the first six months of 2007 from $590,000 during the same period in 2006. Interest expense related to the convertible debt agreements we completed in December 2004 increased $167,000 to $887,000 during the first six months of 2007 from $720,000 for the same period in 2006. Of this interest expense, $431,000 and $389,000 in the first six months of 2007 and 2006, respectively, was non-cash in nature related to the amortization of debt issuance costs and discounts resulting from the warrants and beneficial conversion features of the convertible debt. In addition, we recorded a decrease of $84,000 in interest income related to lower balances of cash and investments during the first six months of 2007 compared to the same period in 2006.

Liquidity and Capital Resources

Operating Activities. Cash used in operations decreased $623,000 to $938,000 during the first six months of 2007 compared to $1.6 million during the same period in 2006. The current ratio decreased to 0.8:1 at June 30, 2007 from 1.6:1 at December 31, 2006. Cash and investment balances decreased to $1.2 million at June 30, 2007 from $2.5 million at December 31, 2006, primarily as a result of cash used in operations, mainly for research and development activities, and to service our debt during the first six months of 2007.

Accounts receivable decreased to $1.1 million at June 30, 2007 from $1.2 million at December 31, 2006. The decrease was primarily a result of normal fluctuations in timing of purchases and payments by EES. We expect overall receivable levels will continue to fluctuate during 2007 depending on the timing of purchases and payments by EES.

Inventory levels decreased to $1.1 million at June 30, 2007 as compared to $1.2 million at December 31, 2006. Gamma detection device materials and work-in-process inventories decreased as we completed and sold the initial production runs of Bluetooth wireless probes, while finished device inventories increased due to normal fluctuations in timing of sales to EES. Blood flow measurement device materials and finished device inventories decreased, primarily due to recording inventory impairment charges totaling $46,000 during the first six months of 2007. These decreases were partially offset by increases in drug work-in-process inventories as we completed the second commercial production run of Lymphoseek. We expect inventory levels to decrease during 2007 as we convert our Bluetooth inventory into sales and reassess our gamma detection and blood flow measurement device safety stock levels.

Investing Activities. Investing activities used $38,000 during the first six months of 2007 versus $1.5 million provided during the same period in 2006. We received $1.5 million from maturities of available-for-sale securities during the first six months of 2006. Capital expenditures during the first six months of 2007 were primarily for production tools and equipment and software. Capital expenditures during the first six months of 2006 were primarily for software. We expect our overall capital expenditures for 2007 will be lower than for 2006.

Financing Activities. Cash used in financing activities increased $175,000 to $320,000 during the first six months of 2007 from $145,000 during the same period in 2006. Proceeds from the issuance of common stock were $650,000 during the first six months of 2007. Payments of common stock offering costs were $20,000 during the first six months of 2007. Payments of notes payable were $942,000 and $130,000 during the first six months of 2007 and 2006, respectively.

In December 2004, we completed a private placement of four-year convertible promissory notes in an aggregate principal amount of $8.1 million with Biomedical Value Fund, L.P., Biomedical Offshore Value Fund, Ltd. and David C. Bupp (our President and CEO). Biomedical Value Fund, L.P. and Biomedical Offshore Value Fund, Ltd. are funds managed by Great Point Partners, LLC. We modified the convertible notes in November 2006 to eliminate the revenue and cash covenants, modify the repayment schedule of the notes, eliminate certain anti-dilution rights, and avoid potential future violations of the debt covenants. The notes originally bore interest at 8% per annum and were originally due on December 13, 2008. In connection with the November 2006 amendment, we cancelled the original notes and issued to the noteholders replacement notes which bear interest at 12% per annum. Instead of the principal being due on December 13, 2008, the principal is now due as follows: $500,000 due January 8, 2007; $1,250,000 due July 9, 2007; $1,750,000 due January 7, 2008; $2,000,000 due July 7, 2008; and the remaining $2,600,000 due January 7, 2009. Additionally, as part of the amendment we agreed to use our best efforts to offer and sell equity securities with gross proceeds of up to $10 million and apply not less than 50% of the net proceeds of any such sales to the repayment of the principal on the notes, and to apply at least 50% of the proceeds of any permitted asset disposition or any permitted licensing, distribution or similar strategic alliance agreement to the repayment of principal on the notes. The notes are freely convertible into shares of our common stock at a price of $0.40 per share. Neoprobe may force conversion of the notes prior to their stated maturity under certain circumstances. As part of the original transaction, we issued the investors 10,125,000 Series T warrants to purchase our common stock at an exercise price of $0.46 per share, expiring in December 2009. In connection with the original placement of this financing, we issued 1,600,000 Series U warrants to purchase our common stock to the placement agents, containing substantially identical terms to the warrants issued to the investors. During the first six months of 2007, we timely paid the $500,000 that was due on January 8, 2007, and made additional principal payments totaling $325,000 related to sales of equity securities. The convertible promissory note issued to Mr. Bupp in connection with this transaction had an outstanding principal amount of $100,000 on June 30, 2007, and an outstanding principal amount of $100,000 as of August 7, 2007. During the first six months of 2007 and 2006, we made interest payments due under the note to Mr. Bupp totaling $3,000 and $4,000, respectively.

In December 2006, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC (Fusion). We have authorized up to 12,000,000 shares of our common stock for sale to Fusion under the agreement. Under the terms of the agreement, in December 2006, we issued 720,000 shares of our common stock as an initial commitment fee. We are also required to issue to Fusion up to an additional 720,000 shares of our common stock as an additional commitment fee in connection with future purchases made by Fusion. The additional 720,000 shares will be issued pro rata as we sell our common stock to Fusion under the agreement, resulting in a total commitment fee of 1,440,000 shares of our common stock if the entire $6.0 million in value of stock is sold. The price of shares sold to Fusion will generally be based on market prices for purchases that are not subject to the floor price of $0.20 per share. We filed a registration statement covering sales to Fusion and shares issued as additional commitment fees under the agreement, which became effective on December 28, 2006. During the first six months of 2007, we sold a total of 3,060,039 shares of our common stock under the agreement, realized gross proceeds of $650,000 from such sales, and issued 78,000 shares of our common stock to Fusion as additional commitment fees related to such sales. All of such sales and issuances were made pursuant to the registration statement.

In July 2007, David C. Bupp (our President and CEO) and certain members of his family purchased a $1.0 million convertible note and warrants. The note bears interest at 10% per annum during its one-year term and is repayable in whole or in part with no penalty. The note is convertible into shares of our common stock at a price of $0.31 per share, a 25% premium to the average closing market price of our common stock for the 5 days preceding the closing of the transaction. As part of this transaction, we issued the purchasers 500,000 Series V warrants to purchase our common stock at an exercise price of $0.31 per share, expiring in July 2012. The convertible promissory note issued to Mr. Bupp in connection with this transaction had an outstanding principal amount of $1.0 million as of August 7, 2007.

Our future liquidity and capital requirements will depend on a number of factors, including our ability to raise additional capital in a timely manner through additional investment, expanded market acceptance of our current products, our ability to complete the commercialization of new products, our ability to monetize our investment in non-core technologies, our ability to obtain milestone or development funds from potential development and distribution partners, regulatory actions by FDA and international regulatory bodies, and intellectual property protection. Our near-term development priorities are to complete the Lymphoseek Phase 2 clinical study and to subsequently commence Phase 3 clinical trials for Lymphoseek. We timely paid the mandatory principal repayment that was due on July 9, 2007 under our amended 2004 convertible note agreement; however, we have significant principal repayments due under this agreement starting with a January 7, 2008 payment of $1.7 million and continuing at increasing amounts approximately every six months thereafter through early 2009 that, based on our current operating plan, will require us to raise additional capital. Although we have a potential source of capital through our common stock purchase agreement with Fusion and believe we have adequate capital to carry us through to the point of commencing the Phase 3 clinical trials for Lymphoseek, it is unlikely at current stock prices that we will be able to raise sufficient capital through this facility alone to fully fund the Phase 3 clinical development plan. We are actively soliciting and evaluating other potential sources of equity and debt funding; however, we may also be forced to seek relief from our current debt obligations and/or make significant modifications to our business plan in order to meet our obligations as currently anticipated. We cannot assure you that we will be successful in raising additional capital through Fusion or any other sources at terms acceptable to the Company, or at all. In addition, we cannot assure you that we will be able to achieve significant product revenues from our current or potential new products. We also cannot assure you that we will achieve profitability again.

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

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on Issue 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities (EITF 07-3).  The scope of EITF 07-3 is focused on the accounting for non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities.  The FASB concluded that these types of payments should be deferred and capitalized until the goods have been delivered or the related services have been rendered.  EITF 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years.  We do not expect EITF 07-3 to have a material effect on our consolidated results of operations or financial condition.

Critical Accounting Policies

The following accounting policies are considered by us to be critical to our results of operations and financial condition.

Revenue Recognition Related to Net Sales. We currently generate revenue primarily from sales of our gamma detection products; however, sales of blood flow measurement products constituted approximately 8% of total revenues for the first six months of 2007 and are expected to increase in the future. Our standard shipping terms are FOB shipping point, and title and risk of loss passes to the customer upon delivery to a common carrier. We generally recognize sales revenue related to sales of our products when the products are shipped and the earnings process has been completed. However, in cases where product is shipped but the earnings process is not yet completed, revenue is deferred until it has been determined that the earnings process has been completed. Our customers have no right to return products purchased in the ordinary course of business.

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

•
Impairment or Disposal of Long-Lived Assets. We account for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of June 30, 2007, the most significant long-lived assets on our balance sheet relate to assets recorded in connection with the acquisition of Cardiosonix and gamma detection device patents related to ILM. The recoverability of these assets is based on the financial projections and models related to the future sales success of Cardiosonix’ products and the continuing success of our gamma detection product line. As such, these assets could be subject to significant adjustment should the Cardiosonix technology not be successfully commercialized or the sales amounts in our current projections not be realized.

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
Dated: August 14, 2007

By:	/s/ DAVID C. BUPP

David C. Bupp
President and Chief Executive Officer
(duly authorized officer; principal executive officer)

By:	/s/ BRENT L. LARSON

Brent L. Larson
Vice President, Finance and Chief Financial Officer
(principal financial and accounting officer)