Form 10QSB
period 2007-09-30
NEOPROBE CORP
filed 2007-11-14
CIK 810509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
------------------------------------------------------
FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     September  30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to                     to
Commission file number   0-26520
NEOPROBE CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	31-1080091

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
                    Yes ☐           No ☒
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 66,884,202 shares of common stock, par value $.001 per share (as of the close of business on November 9, 2007).
Transitional Small Business Disclosure Format (Check one):
                    Yes ☐           No ☒

NEOPROBE CORPORATION and SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets

ASSETS	September 30,	December 31,
	2007	2006
	(unaudited)
Current assets:
Cash	$1,219,101	$2,502,655
Accounts receivable, net	1,387,453	1,246,089
Inventory	1,024,966	1,154,376
Prepaid expenses and other	233,468	430,623

Total current assets	3,864,988	5,333,743

Property and equipment	2,342,856	2,238,050
Less accumulated depreciation and amortization	2,008,655	1,882,371

	334,201	355,679

Patents and trademarks	3,121,636	3,131,391
Acquired technology	237,271	237,271

	3,358,907	3,368,662
Less accumulated amortization	1,701,400	1,540,145

	1,657,507	1,828,517

Other assets	195,596	515,593

Total assets	$6,052,292	$8,033,532

Continued

Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets, continued

LIABILITIES AND STOCKHOLDERS’ DEFICIT	September 30,	December 31,
	2007	2006
	(unaudited)
Current liabilities:
Accounts payable	$780,950	$668,288
Accrued liabilities and other	844,107	544,215
Capital lease obligations, current portion	14,872	14,841
Deferred revenue, current portion	263,850	348,568
Notes payable to finance companies	-	136,925
Note payable to CEO, net of discount of $130,567	869,433	-
Notes payable to investors, current portion, net of discounts of $270,818 and $53,585, respectively	3,154,182	1,696,415

Total current liabilities	5,927,394	3,409,252

Capital lease obligations, net of current portion	5,683	17,014
Deferred revenue, net of current portion	70,388	40,495
Note payable to CEO, net of discount of $12,398 and $19,030, respectively	87,602	80,970
Notes payable to investors, net of current portion and discounts of $481,298 and $1,468,845, respectively	2,018,702	4,781,155
Other liabilities	29,879	2,673

Total liabilities	8,139,648	8,331,559

Commitments and contingencies

Stockholders’ deficit:
Preferred stock; $.001 par value; 5,000,000 shares authorized at September 30, 2007 and December 31, 2006; none issued and outstanding	-	-
Common stock; $.001 par value; 150,000,000 shares authorized, 65,084,134 and 59,624,379 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	65,084	59,624
Additional paid-in capital	136,723,196	135,330,668
Accumulated deficit	(138,875,636)	(135,688,319)

Total stockholders’ deficit	(2,087,356)	(298,027)

Total liabilities and stockholders’ deficit	$6,052,292	$8,033,532

See accompanying notes to the consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales	$1,985,049	$957,952	$5,245,799	$4,179,861
Cost of goods sold	836,436	403,190	2,325,772	1,741,172

Gross profit	1,148,613	554,762	2,920,027	2,438,689

Operating expenses:
Research and development	548,455	1,241,899	2,287,600	2,718,655
Selling, general and administrative	690,206	651,419	2,123,075	2,257,714

Total operating expenses	1,238,661	1,893,318	4,410,675	4,976,369

Loss from operations	(90,048)	(1,338,556)	(1,490,648)	(2,537,680)

Other income (expenses):
Interest income	12,601	56,520	56,858	184,511
Interest expense	(862,762)	(371,013)	(1,749,609)	(1,090,973)
Other	(1,569)	(3,318)	(3,918)	(1,296)

Total other expenses	(851,730)	(317,811)	(1,696,669)	(907,758)

Net loss	$(941,778)	$(1,656,367)	$(3,187,317)	$(3,445,438)

Net loss per common share:
Basic	$(0.01)	$(0.03)	$(0.05)	$(0.06)
Diluted	$(0.01)	$(0.03)	$(0.05)	$(0.06)

Weighted average shares outstanding:
Basic	63,756,043	58,560,046	61,687,077	58,543,859
Diluted	63,756,043	58,560,046	61,687,077	58,543,859
See accompanying notes to the consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,187,317)	$(3,445,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	306,143	301,877
Amortization of debt discount and debt offering costs	1,077,365	595,500
Stock compensation expense	77,608	178,844
Other	34,020	30,146
Changes in operating assets and liabilities:
Accounts receivable	(141,364)	10,215
Inventory	53,896	(319,433)
Prepaid expenses and other assets	154,489	424,560
Accounts payable	112,662	235,740
Accrued liabilities and other liabilities	339,099	(564,501)
Deferred revenue	(54,825)	59,342

Net cash used in operating activities	(1,228,224)	(2,493,148)

Cash flows from investing activities:
Maturities of available-for-sale securities	-	1,531,000
Purchases of property and equipment	(36,872)	(71,282)
Proceeds from sales of property and equipment	-	4,097
Patent and trademark costs	(5,889)	(26,898)

Net cash (used in) provided by investing activities	(42,761)	1,436,917

Cash flows from financing activities:
Proceeds from issuance of common stock	1,300,000	-
Payment of stock offering costs	(21,510)	-
Proceeds from note payable	1,000,000	-
Payment of debt issuance costs	(67,833)	(30,000)
Payment of notes payable	(2,211,926)	(197,054)
Payments under capital leases	(11,300)	(14,444)

Net cash used in financing activities	(12,569)	(241,498)

Net decrease in cash	(1,283,554)	(1,297,729)

Cash, beginning of period	2,502,655	4,940,946

Cash, end of period	$1,219,101	$3,643,217

See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements
(unaudited)
1.	Basis of Presentation

The information presented as of September 30, 2007 and for the three-month and nine-month periods ended September 30, 2007 and September 30, 2006 is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Neoprobe Corporation (Neoprobe, the Company, or we) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results for the interim periods are not necessarily indicative of results to be expected for the year. The consolidated financial statements should be read in conjunction with Neoprobe’s audited consolidated financial statements for the year ended December 31, 2006, which were included as part of our Annual Report on Form 10-KSB.

Our consolidated financial statements include the accounts of Neoprobe, our wholly-owned subsidiary, Cardiosonix Ltd. (Cardiosonix), and our 90%-owned subsidiary, Cira Biosciences, Inc. (Cira Bio). All significant inter-company accounts were eliminated in consolidation.

2.	Stock-Based Compensation

At September 30, 2007, we have three stock-based compensation plans. Under the Amended and Restated Stock Option and Restricted Stock Purchase Plan (the Amended Plan), the 1996 Stock Incentive Plan (the 1996 Plan), and the 2002 Stock Incentive Plan (the 2002 Plan), we may grant incentive stock options, nonqualified stock options, and restricted stock awards to full-time employees, and nonqualified stock options and restricted awards may be granted to our consultants and agents. Total shares authorized under each plan are 2 million shares, 1.5 million shares and 5 million shares, respectively. Although options are still outstanding under the Amended Plan and the 1996 Plan, these plans are considered expired and no new grants may be made from them. Under all three plans, the exercise price of each option is greater than or equal to the closing market price of our common stock on the day prior to the date of the grant.

Options granted under the Amended Plan, the 1996 Plan and the 2002 Plan generally vest on an annual basis over one to three years. Outstanding options under the plans, if not exercised, generally expire ten years from their date of grant or 90 days from the date of an optionee’s separation from employment with us.

Compensation cost arising from stock-based awards is recognized as expense using the straight-line method over the vesting period. As of September 30, 2007, there was approximately $63,000 of total unrecognized compensation cost related to unvested stock-based awards, which we expect to recognize over remaining weighted average vesting terms of 0.7 years. For the three-month periods ended September 30, 2007 and 2006, our total stock-based compensation expense was approximately $10,000 and $40,000, respectively. For the nine-month periods ended September 30, 2007 and 2006, our total stock-based compensation expense was approximately $78,000 and $179,000, respectively. We have not recorded any income tax benefit related to stock-based compensation in any of the three-month and nine-month periods ended September 30, 2007 and 2006.

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

A summary of stock option activity under our stock option plans as of September 30, 2007, and changes during the nine-month period then ended is presented below:

	Nine Months Ended September 30, 2007
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Outstanding at beginning of period	5,975,473	$0.42
Granted	40,000	$0.35
Exercised	-	-
Forfeited	(116,667)	$0.32
Expired	(403,333)	$0.42

Outstanding at end of period	5,495,473	$0.42	5.1 years	-

Exercisable at end of period	4,586,473	$0.45	4.6 years	-

3.	Comprehensive Income (Loss)

We had no accumulated other comprehensive income (loss) activity during the three-month and nine-month periods ended September 30, 2007, thus our total comprehensive loss was equal to our net loss for those periods. Due to our net operating loss position, there are no income tax effects on comprehensive income (loss) components for the three-month and nine-month periods ended September 30, 2006.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006

Net loss	$(1,656,367)	$(3,445,438)
Unrealized losses on securities	-	(2,018)

Total comprehensive loss	$(1,656,367)	$(3,447,456)

4.	Earnings Per Share

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the periods, adjusted for the effects of convertible securities, options and warrants, if dilutive.

	Three Months Ended		Three Months Ended
	September 30, 2007		September 30, 2006
	Basic	Diluted	Basic	Diluted
	Earnings	Earnings	Earnings	Earnings
	Per Share	Per Share	Per Share	Per Share

Outstanding shares	65,084,134	65,084,134	58,690,046	58,690,046
Effect of weighting changes in outstanding shares	(1,328,091)	(1,328,091)	-	-
Contingently issuable shares	-	-	(130,000)	(130,000)

Adjusted shares	63,756,043	63,756,043	58,560,046	58,560,046

Number of anti-dilutive common shares excluded	40,354,155	40,354,155	41,365,016	41,365,016

	Nine Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2006
	Basic	Diluted	Basic	Diluted
	Earnings	Earnings	Earnings	Earnings
	Per Share	Per Share	Per Share	Per Share

Outstanding shares	65,084,134	65,084,134	58,690,046	58,690,046
Effect of weighting changes in outstanding shares	(3,397,057)	(3,397,057)	(16,187)	(16,187)
Contingently issuable shares	-	-	(130,000)	(130,000)

Adjusted shares	61,687,077	61,687,077	58,543,859	58,543,859

Number of anti-dilutive common shares excluded	40,354,155	40,354,155	41,365,016	41,365,016

There is no difference in basic and diluted loss per share related to the three-month and nine-month periods ended September 30, 2007 and 2006. The net loss per common share for these periods excludes the effects of common shares issuable upon exercise of outstanding stock options and warrants into our common stock or upon the conversion of convertible debt since such inclusion would be anti-dilutive.

5.	Inventory

We capitalize certain inventory costs associated with our Lymphoseek® product prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. We could be required to permanently write down previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors. Conversely, our gross margins may be favorably impacted if some or all of the inventory previously written down becomes available and is used for commercial sale. During the nine-month periods ended September 30, 2007 and 2006, we capitalized $150,000 and $48,000, respectively, in inventory costs associated with our Lymphoseek product.

The components of inventory are as follows:

	September 30,	December 31,
	2007	2006
	(unaudited)

Materials and component parts	$352,995	$522,225
Work-in-process	151,741	167,188
Finished goods	520,230	464,963

Total	$1,024,966	$1,154,376

6.	Intangible Assets

The major classes of intangible assets are as follows:

	September 30, 2007			December 31, 2006
	Wtd	Gross		Gross
	Avg	Carrying	Accumulated	Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization

Patents and trademarks	9.0 yrs	$3,121,636	$1,506,265	$3,131,391	$1,370,291
Acquired technology	1.3 yrs	237,271	195,135	237,271	169,854

Total		$3,358,907	$1,701,400	$3,368,662	$1,540,145

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

The activity in the warranty reserve account for the three-month and nine-month periods ended September 30, 2007 and 2006 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Warranty reserve at beginning of period	$90,176	$42,665	$44,858	$41,185
Provision for warranty claims and changes in reserve for warranties	39,911	4,812	111,817	28,086
Payments charged against the reserve	(12,791)	(10,304)	(39,379)	(32,098)

Warranty reserve at end of period	$117,296	$37,173	$117,296	$37,173

8.	Notes Payable

In December 2004, we completed a private placement of four-year convertible promissory notes in an aggregate principal amount of $8.1 million under a Securities Purchase Agreement with Biomedical Value Fund, L.P., Biomedical Offshore Value Fund, Ltd. and David C. Bupp (our President and CEO). Biomedical Value Fund, L.P. and Biomedical Offshore Value Fund, Ltd. are funds managed by Great Point Partners, LLC (collectively, the Great Point Funds). The notes originally bore interest at 8% per annum and were due on December 13, 2008.

All of our material assets, except the intellectual property associated with our Lymphoseek and RIGS® products under development, have been pledged as collateral for these notes. In addition to the security interest in our assets, the notes carry substantial covenants that impose significant requirements on us, including, among others, that: we pay all principal, interest and other charges on the notes when due; we use the proceeds from the sale of the notes only for permitted purposes such as Lymphoseek development and general corporate purposes; we nominate and recommend for election as a director a person designated by the holders of the notes (as of September 30, 2007, the holders of the notes have not designated a potential board member); we keep reserved out of our authorized shares of common stock sufficient shares to satisfy our obligation to issue shares on conversion of the notes and the exercise of the warrants issued in connection with the sale of the notes; and we indemnify the purchasers of the notes against certain liabilities. Additionally, with certain exceptions, the notes prohibit us from: amending our organizational or governing agreements and documents; entering into any merger or consolidation; dissolving the Company or liquidating its assets; or acquiring all or any substantial part of the business or assets of any other person; engaging in transactions with any affiliate; entering into any agreement inconsistent with our obligations under the notes and related agreements; incurring any indebtedness, capital leases, or contingent obligations outside the ordinary course of business; granting or permitting liens against or security interests in our assets; making any material dispositions of our assets outside the ordinary course of business; declaring or paying any dividends or making any other restricted payments; or making any loans to or investments in other persons outside of the ordinary course of business.

As part of the original transaction, we issued the investors 10,125,000 Series T warrants to purchase our common stock at an exercise price of $0.46 per share, expiring in December 2009. The fair value of the warrants issued to the investors was $1,315,000 on the date of issuance and was determined using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 3.4%, volatility of 50% and no expected dividend rate. In connection with this financing, we also issued 1,600,000 Series U warrants to purchase our common stock to the placement agents, containing substantially the same terms as the warrants issued to the investors. The fair value of the warrants issued to the placement agents was $208,014 using the Black-Scholes option pricing model with the same assumptions used to determine the fair value of the warrants issued to the investors. The value of the beneficial conversion feature of the notes was estimated at

$1,315,000 based on the effective conversion price at the date of issuance. The fair value of the warrants issued to the investors and the value of the beneficial conversion feature were recorded as discounts on the note and were being amortized over the term of the notes using the effective interest method. The fair value of the warrants issued to the placement agents was recorded as a deferred debt issuance cost and was being amortized over the term of the notes.

In November 2006, we amended the Agreement and modified several of the key terms in the related notes. We treated the amendment to the Agreement as a modification for accounting purposes. The modified notes bear interest at 12% per annum, payable on March 31, June 30, September 30 and December 31 of each year. The maturity of the notes was modified as follows: $500,000 due January 8, 2007; $1,250,000 due July 9, 2007; $1,750,000 due January 7, 2008; $2,000,000 due July 7, 2008 and the remaining $2,600,000 due January 7, 2009. Neoprobe is also required to make mandatory repayments of principal to the Great Point Funds under certain circumstances such as asset dispositions, partnering transactions and sales of equity. Such mandatory repayments are applied against future scheduled principal payments. In exchange for the increased interest rate and accelerated principal repayment schedule, the noteholders eliminated the financial covenants under the original notes and eliminated certain conversion price adjustments from the original notes related to sales of equity securities by Neoprobe. In addition, Neoprobe may make optional prepayments to the Great Point Funds by giving them ten (10) business days notice during which time the noteholders may decide to convert the notes into common stock of the Company. The new notes remain freely convertible into shares of our common stock at a price of $0.40 per share. Neoprobe may force conversion of the notes prior to their stated maturity under certain circumstances. During the nine-month period ended September 30, 2007, we made a total of $2,075,000 in principal repayments to the Great Point Funds.

As a result of the November 2006 modification of the payment terms of the notes, the amortization of debt discount and issuance costs using the effective interest method was revised. During the third quarter of 2007, management determined that the Company had, from the date of the modification of the notes payable on November 30, 2006, through June 30, 2007, incorrectly applied the effective interest method in calculating the amortization of the debt discount and issuance costs related to the notes. As a result of the error in calculation, we recorded a total adjustment of $286,000 in non-cash interest expense related to the seven months ended June 30, 2007 in our results of operations for the third quarter of 2007. The Company has determined that the net effect of this adjustment was not material, either quantitatively or qualitatively, to its results of operations and would not have resulted in changes to net loss per share, as reported, for the year ended December 31, 2006 or for the quarters ended March 31, 2007 and June 30, 2007. Recording the adjustment does not require amendment of the previously filed reports for the periods affected.

In July 2007, David C. Bupp (our President and CEO) and certain members of his family purchased a $1.0 million convertible note and warrants. The note bears interest at 10% per annum during its one-year term and is repayable in whole or in part with no penalty. The note is convertible into shares of our common stock at a price of $0.31 per share, a 25% premium to the average closing market price of our common stock for the 5 days preceding the closing of the transaction. As part of this transaction, we issued the investors 500,000 Series V warrants to purchase our common stock at an exercise price of $0.31 per share, expiring in July 2012. The fair value of the warrants issued to the investors was approximately $80,000 on the date of issuance and was determined using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 4.95%, volatility of 105% and no expected dividend rate. The value of the beneficial conversion feature of the note was estimated at $86,000 based on the effective conversion price at the date of issuance. The fair value of the warrants issued to the investors and the value of the beneficial conversion feature were recorded as discounts on the note and are being amortized over the term of the note using the effective interest method.

9.	Stock Warrants

At September 30, 2007 there are 17.5 million warrants outstanding to purchase our common stock. The warrants are exercisable at prices ranging from $0.13 to $0.50 per share with a weighted average exercise price $0.39 per share.

10.	Income Taxes

Effective January 1, 2007, we adopted Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 outlines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 had no effect on our results of operations and financial condition.

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

The information in the following table is derived directly from each reportable segment’s financial reporting.

($ amounts in thousands)		Blood	Drug and
Three Months Ended	Oncology	Flow	Therapy
September 30, 2007	Devices	Devices	Products	Corporate	Total

Net sales:
United States[1]	$1,935	$-	$-	$-	$1,935
International	12	38	-	-	50
Research and development expenses	152	86	310	-	548
Selling, general and administrative expenses, excluding depreciation and amortization[2]	-	-	-	592	592
Depreciation and amortization	23	65	-	10	98
Income (loss) from operations[3]	955	(133)	(310)	(602)	(90)
Other income (expenses)[4]	-	-	-	(852)	(852)

Total assets, net of depreciation and amortization:
United States operations	1,916	667	187	1,662	4,432
Israeli operations (Cardiosonix Ltd.)	-	1,620	-	-	1,620
Capital expenditures	-	-	-	1	1

Three Months Ended
September 30, 2006

Net sales:
United States[1]	$877	$16	$-	$-	$893
International	51	14	-	-	65
Research and development expenses	279	131	832	-	1,242
Selling, general and administrative expenses, excluding depreciation and amortization[2]	-	-	-	547	547
Depreciation and amortization	24	66	-	15	105
Income (loss) from operations[3]	294	(239)	(832)	(562)	(1,339)
Other income (expenses)[4]	-	-	-	(318)	(318)

Total assets, net of depreciation and amortization:
United States operations	1,272	538	109	4,356	6,275
Israeli operations (Cardiosonix Ltd.)	-	1,999	-	-	1,999
Capital expenditures	33	5	-	10	48

($ amounts in thousands)		Blood	Drug and
Nine Months Ended	Oncology	Flow	Therapy
September 30, 2007	Devices	Devices	Products	Corporate	Total

Net sales:
United States[1]	$4,825	$160	$-	$-	$4,985
International	136	125	-	-	261
Research and development expenses	532	291	1,465	-	2,288
Selling, general and administrative expenses, excluding depreciation and amortization[2]	-	-	-	1,817	1,817
Depreciation and amortization	74	197	-	35	306
Income (loss) from operations[3]	2,206	(380)	(1,465)	(1,852)	(1,491)
Other income (expenses) [4]	-	-	-	(1,697)	(1,697)

Total assets, net of depreciation and amortization:
United States operations	1,916	667	187	1,662	4,432
Israeli operations (Cardiosonix Ltd.)	-	1,620	-	-	1,620
Capital expenditures	16	9	-	12	37

Nine Months Ended
September 30, 2006

Net sales:
United States[1]	$3,608	$68	$-	$-	$3,676
International	179	325	-	-	504
Research and development expenses	626	589	1,504	-	2,719
Selling, general and administrative expenses, excluding depreciation and amortization[2]	-	-	-	1,956	1,956
Depreciation and amortization	74	184	-	44	302
Income (loss) from operations[3]	1,600	(634)	(1,504)	(2,000)	(2,538)
Other income (expenses) [4]	-	-	-	(908)	(908)

Total assets, net of depreciation and amortization:
United States operations	1,272	538	109	4,356	6,275
Israeli operations (Cardiosonix Ltd.)	-	1,999	-	-	1,999
Capital expenditures	33	7	-	31	71
[1]	All sales to EES are made in the United States. EES distributes the product globally through its international affiliates.

[2]	Selling, general and administrative expenses, excluding depreciation and amortization, represent expenses that relate to the general administration of the Company and as such are not currently allocated to our individual reportable segments.

[3]	Income (loss) from operations does not reflect the allocation of selling, general and administrative expenses to the operating segments.

[4]	Amounts consist primarily of interest income and interest expense which are not currently allocated to our individual reportable segments.
12.	Agreements

During January 2005, we executed a license agreement with The Ohio State University (OSU), Cira Ltd., and Cira Bio for certain technology relating to activated cellular therapy. The license agreement is effective until the expiration date of the longest-lived underlying patent. Under the terms of the license agreement, OSU has granted the licensees the exclusive rights to make, have made, use, lease, sell and import licensed products as defined in the agreement and to utilize the defined licensed practices. We may also sublicense the patent rights. Also during January 2005, we completed a business venture agreement with Cira Ltd. that defines each party’s responsibilities and commitments with respect to Cira Bio and the license agreement with OSU. During the third quarter of 2007, we executed an option agreement with Cira Ltd., the sole minority shareholder in Cira Bio, whereby Neoprobe may acquire Cira Ltd.’s 10% interest in Cira Bio for $250,000, subject to the closing of a financing transaction prior to June 30, 2008. In connection with the execution of the option, Cira Ltd. also agreed to assign all interests in the ACT technology in the event of the closing of such a financing transaction.

13.	Supplemental Disclosure for Statements of Cash Flows

During the nine-month periods ended September 30, 2007 and 2006, we paid interest aggregating $457,000 and $495,000, respectively. During the nine-month periods ended September 30, 2007 and 2006, we transferred $76,000 and $91,000, respectively, in inventory to fixed assets related to the creation and maintenance of a pool of service loaner equipment.

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
Overview
This Overview section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially from the anticipated results discussed herein. Our financial performance is highly dependent on our ability to continue to generate income and cash flow from our gamma detection device product line and on our ability to successfully commercialize the blood flow measurement products of Cardiosonix. We cannot assure you that we will achieve the volume of sales anticipated, or if achieved, that the margin on such sales will be adequate to produce positive operating cash flow. We continue to be optimistic about the longer-term potential for our other proprietary, procedural-based technologies such as Lymphoseek, RIGS® (radioimmunoguided surgery) and ACT; however, these technologies are not anticipated to generate any significant revenue for us during the remainder of 2007 or in 2008. In addition, we cannot assure you that these products will ever obtain marketing clearance from the appropriate regulatory bodies.
Our revenue for the first nine months of 2007 was higher overall than our original expectations. We expect our overall revenue for 2007 to approach $7.0 million. Gamma detection device revenue was buoyed by sales of our Bluetooth® probes to our primary gamma detection device marketing partner, Ethicon Endo-Surgery, Inc. (EES), a Johnson & Johnson company. Higher than expected unit sales and unit prices of our Bluetooth probes and higher unit prices of our base neo2000 system were offset by lower unit sales of our base neo2000 system and accessories. Due primarily to Bluetooth probe sales, we expect that revenue from our gamma detection systems for 2007 will be higher than 2006; however, price declines for these base systems may adversely affect our gamma detection device revenue for the remainder of 2007 as compared to 2006. Sales of our blood flow measurement devices also continue to be below our expectations. We currently expect that blood flow-related revenue for 2007 will fall below 2006 levels. Future sales of Quantix devices are highly dependent upon our ability to maintain our blood flow measurement device marketing and distribution partners, the success of our distribution partners in generating sales leads, our distribution partners’ ability to negotiate within the constraints of current hospital purchasing practices, and ultimately on physician response to these products and procedures themselves. The clinical successes of our Lymphoseek product, however, are causing us to re-evaluate our blood flow strategy and consider potential strategic options for this business over the coming months. However, we continue to believe our gamma device business is central to our strategy and as a result are evaluating an extension of our current distribution agreement with EES.
Our operating expenses during the first nine months of 2007 were focused primarily on support of Lymphoseek product development. In addition, we continued to modestly invest in our neo2000 gamma detection device line and have significantly decreased the level of our ongoing investment in our blood flow measurement line. We expect our drug-related development expenses to decrease over the next few months until we initiate the multi-center Phase 3 clinical evaluations of Lymphoseek in the first quarter of 2008. We expect to continue to incur development expenses to support our gamma detection device product line as well as we move our other product initiatives forward. We also expect to continue to make only minor investments in marketing and clinical development support for our blood flow measurement products during the remainder of 2007 as we work with our distribution partners to expand market penetration of our Quantix product lines and identify other potential markets for application and commercialization of this technology platform.

Our efforts thus far in 2007 have resulted in the following research and development and business milestone achievements:
•	Granted authorization by the U.S. Food and Drug Administration (FDA) to commence patient enrollment in two Phase 1 clinical studies to evaluate the safety and efficacy of Lymphoseek in prostate and colon cancers.
•	Achieved and reported positive preliminary results from the Phase 2 Lymphoseek trial in breast cancer and melanoma. Based on final pathology confirmed results, Lymphoseek identified lymphatic tissue in over 95% of the surgically treated patients, which exceeded the trial’s objective of 90% efficacy.
•	Extended the Company’s option agreement with the University of California, San Diego covering the potential use of Lymphoseek as an optical or ultrasound agent.
•	Filed an updated chemistry, manufacturing and control (CMC) amendment on Lymphoseek and an expanded non-clinical study package with FDA in preparation for the next phase of Lymphoseek clinical development program.
•	Commenced development activities for the Phase 3 clinical studies of Lymphoseek, including a submission of end of Phase 2 and pre-Phase 3 meeting materials to FDA.
•	Completed the second of three current Good Manufacturing Practices (cGMP) production runs of Lymphoseek, including the first product that will be used for the commercial launch of the drug.
•	Closed on a $1.0 million investment in the Company led by our President and CEO, David Bupp.
•	Executed a definitive term sheet for the marketing and distribution of Lymphoseek in the United States with the nuclear pharmacy division of Cardinal Health, Inc. and completed drafts of definitive distribution contracts.
As noted above, an 80-patient Phase 2 trial for Lymphoseek was completed during the third quarter of 2007. Localization of Lymphoseek to lymphoid tissue was observed in over 95% of the sentinel lymph node biopsy (SLNB) procedures performed during the Phase 2 trial. The Phase 2 study was conducted at five of the leading cancer centers in the U.S.: John Wayne Cancer Center; University of California, San Francisco; MD Anderson Cancer Center; University Hospital Cleveland (Case Western Reserve); and the University of Louisville.
In late October 2007, we held an end of Phase 2 meeting with FDA in which we discussed the Phase 2 results and the design of two pivotal Phase 3 protocols. Based on these discussions with FDA, we are moving forward with the finalization of trial design for two separate Phase 3 studies, each of which would involve approximately 200 evaluable patients with either melanoma or breast cancer. We expect the study protocol to provide for patients in these trials to receive both Lymphoseek and a non-radiopharmaceutical “blue dye” agent that is currently used as a visual marker in lymphatic mapping procedures. Our discussions with FDA also suggest that the Phase 3 trials will be structured to support the intended use of Lymphoseek as a lymphatic channel targeting agent in SLNB procedures.
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
As a result of the modifications made to the development and regulatory pathway over Lymphoseek’s development cycle, we estimate total out-of-pocket development costs to bring Lymphoseek to market have increased to approximately $10 million, of which we estimate approximately $5 million has yet to be incurred. In addition, Neoprobe has discussed the drug approval and registration process through the centralized European drug evaluation procedures with the European Medicinal Evaluation Agency (EMEA) in London. We plan to use the results from the Phase 3 clinical evaluation of Lymphoseek, which we currently intend to include sites in the EU, to support the drug registration application process with the

EMEA. We cannot assure you, however, that this product will achieve regulatory approval, or if approved, that it will achieve market acceptance.
Over the past few years, we have made progress in advancing our RIGScan CR development program while incurring little in the way of research expenses. Our RIGS technology, which had been essentially inactive since failing to gain approval following our original license application in 1997, has been the subject of renewed interest due primarily to the analysis of survival data related to patients who participated in the original Phase 3 clinical studies that were completed in 1996. We believe there are development milestones that can be achieved prior to the need for significant capital investment in RIGScan CR such as preparing the request for a protocol assessment and completing a final protocol review. At present, we plan to submit a clinical development plan for RIGScan CR to FDA and to request a meeting to review the development plan and clinical protocol as part of the development plan in the first quarter of 2008. The clinical protocol envisioned would involve evaluating the bio-staging of approximately 300 patients in a randomized trial of patients with primary colorectal cancer. The participants in the trial would be randomized to either a control or RIGS treatment arm. Patients randomized to the RIGS arm would have their disease status evaluated at the end of their cancer surgery to determine the presence or absence of RIGS-positive tissue. Patients in both randomized arms would be followed to determine if patients with RIGS-positive status have a lower overall survival rate and/or a higher occurrence of disease recurrence. The hypothesis for the trial is based upon the data from the earlier NEO2-13 and NEO2-14 trial results. However, we continue to believe it will be necessary for us to identify a development partner or an alternative funding source in order to prepare for and fund the pivotal clinical testing that will be necessary to gain marketing clearance for RIGScan CR. We have engaged in discussions with various parties regarding such alternatives. At the present time, while we have parties who have indicated an interest in entering into a development relationship, we do not believe these efforts will result in an agreement until further clarity can be added to the RIGScan regulatory approval pathway, such as obtaining a positive protocol determination from FDA. However, even if we are able to make such arrangements on satisfactory terms, we believe that the time required for continued development, regulatory approval and commercialization of a RIGS product would likely be a minimum of five years before we receive any significant product-related royalties or revenues. We cannot assure you that we will be able to complete definitive agreements with a development partner for the RIGS technology and do not know if a partner will be obtained on a timely basis on terms acceptable to us, or at all. We also cannot assure you that FDA or the EMEA will clear our RIGS products for marketing or that any such products will be successfully introduced or achieve market acceptance.
Cira Bio was formed to raise the necessary capital to move the ACT technology platform forward. During the third quarter of 2007, Neoprobe executed an option agreement with Cira Ltd., the sole minority shareholder in Cira Bio, whereby Neoprobe may acquire Cira Ltd.’s 10% interest in Cira Bio for $250,000, subject to the closing of a financing transaction prior to June 30, 2008. In connection with the execution of the option, Cira Ltd. also agreed to assign all interests in the ACT technology in the event of the closing of such a financing transaction. However, it should be noted that Cira Bio has not yet identified a potential source of capital. Obtaining this funding would likely significantly dilute Neoprobe’s ownership interest in Cira Bio. While we believe that moving forward such a promising technology will only yield positive results for the Neoprobe stockholders and the patients who could benefit from these treatments, we do not know if we will be successful in obtaining funding on terms acceptable to us, or at all.
We anticipate generating a net profit from the sale of our gamma detection devices in 2007, excluding the allocation of any corporate general and administrative costs; however, we expect to show a loss for our blood flow measurement device product line for 2007 as a whole. We are currently devoting minimal incremental resources and funding to support our blood flow measurement business beyond that needed to support our gamma detection device line and believe we are not far from a breakeven point for the blood flow measurement line based on the incremental investment anticipated in our current expectations. We will continue to monitor the state of market development and success for our blood flow measurement business, as well as other potential applications and strategic options for the product line. We will adjust our business plans accordingly. Our overall operating results for 2007 will also be greatly affected by the amount of development of our radiopharmaceutical products.

Primarily as a result of the significant development costs we expect to incur related to the continued clinical development of Lymphoseek, we do not expect to achieve operating profit during 2007 or 2008. In addition, our net loss and loss per share will likely be significantly impacted by the non-cash interest expense we expect to record related to the accounting treatment for the beneficial conversion feature of the convertible debt and for the warrants issued in connection with the private placement we completed in December 2004 and modified in November 2006, as well as the private placement we completed in July 2007. We cannot assure you that our current or potential new products will be successfully commercialized, that we will achieve significant product revenues, or that we will achieve or be able to sustain profitability in the future.
Results of Operations
Revenue for the first nine months of 2007 increased to $5.2 million from $4.2 million during the same period in 2006. Research and development expenses, as a percentage of net sales, decreased to 44% during the first nine months of 2007 from 65% during the same period in 2006. Selling, general and administrative expenses, as a percentage of net sales, decreased to 40% during the first nine months of 2007 from 54% during the same period in 2006. Research and development expenses as a percentage of sales are expected to be lower in 2007 than they were in 2006 primarily because costs related to conducting the Phase 2 Lymphoseek clinical activities in 2007 were lower than the non-clinical expenses and trial preparation costs incurred in 2006. In addition, should we continue to be successful in achieving increased sales of our Bluetooth probes, selling, general and administrative expenses as a percentage of sales are expected to continue to decrease in 2007 compared to 2006.
Three Months Ended September 30, 2007 and 2006
Net Sales and Margins. Net sales, comprised primarily of sales of our gamma detection systems, increased $1.0 million, or 107%, to $2.0 million during the third quarter of 2007 from $958,000 during the same period in 2006. Gross margins on net sales remained constant at 58% of net sales for the third quarters of 2007 and 2006.
The increase in net sales was primarily the result of increased gamma detection device sales of $996,000 and increased gamma detection device extended service contract revenue of $21,000. On a quarterly basis, revenue from our new Bluetooth wireless probes coupled with unit sales and price increases on our base gamma detection systems more than offset declines in unit sales of our 14mm detector probes. The price at which we sell our gamma detection products to EES is based on a percentage of the global average selling price received by EES on sales of Neoprobe products to end customers, subject to a minimum floor price. The base system price at which we sold neo2000 systems to EES decreased approximately 2% during the third quarter of 2007 compared to the same period in 2006.
Gross margins on net product sales remained steady during the third quarter of 2007. Gross margins on our gamma detection devices reflected the combination of lower margins on sales of Bluetooth probe demonstration units, higher than expected production costs on our initial production runs of Bluetooth probes, increased estimated warranty costs related to the commercial launch of our new Bluetooth probe products, and a price decline on base gamma detection systems sold by EES as compared to the third quarter of 2006. The decline in gamma detection device gross margins was offset by increased gross margins on our blood flow measurement devices, which were adversely affected by inventory impairments of $54,000 in the third quarter of 2006.
Research and Development Expenses. Research and development expenses decreased $693,000 or 56% to $548,000 during the third quarter of 2007 from $1.2 million during the same period in 2006. Research and development expenses in the third quarter of 2007 included approximately $310,000 in drug and therapy product development costs, $152,000 in gamma detection device development costs, and $86,000 in product design activities for the Quantix products. This compares to expenses of $832,000, $279,000 and $131,000 in these relative segment categories during the same period in 2006. The changes in each category were primarily due to (i) lower costs related to the conduct the Phase 2 Lymphoseek clinical activities in 2007 than the non-clinical expenses and trial preparation costs incurred in 2006, (ii) decreased product development activities related to our Bluetooth wireless gamma detection probes, and (iii) decreased product refinement activities related to the Quantix/ORTM, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $39,000 or 6% to $690,000 during the third quarter of 2007 from $651,000 during the same period in 2006. The net difference was due primarily to increases in professional services and personnel-related costs, partially offset by decreases in facilities expenses and insurance.
Other Income (Expenses). Other expenses increased $534,000 to $852,000 during the third quarter of 2007 from $318,000 during the same period in 2006. Interest expense related to the convertible debt agreements we completed in December 2004 and July 2007 increased $492,000 to $863,000 during the third quarter of 2007 from $371,000 for the same period in 2006. Of this interest expense, $646,000 and $207,000 in the third quarters of 2007 and 2006, respectively, was non-cash in nature related to the amortization of debt issuance costs and discounts resulting from the warrants and beneficial conversion features of the convertible debt, including a $286,000 adjustment in non-cash interest expense recorded during the third quarter of 2007 as discussed in Note 8. In addition, we recorded a decrease of $44,000 in interest income related to lower balances of cash and investments during the third quarter of 2007 compared to the same period in 2006.
Nine Months Ended September 30, 2007 and 2006
Net Sales and Margins. Net sales, comprised primarily of sales of our gamma detection systems, increased $1.0 million, or 26%, to $5.2 million during the first nine months of 2007 from $4.2 million during the same period in 2006. Gross margins on net sales decreased to 56% of net sales for the first nine months of 2007 compared to 58% of net sales for the same period in 2006.
The increase in net sales was the result of increased gamma detection device sales of $1.1 million and increased gamma detection device extended service contract revenue of $65,000, offset by decreases of $108,000 in blood flow measurement device sales and $17,000 in gamma detection device service-related revenue. Revenue from our new Bluetooth wireless probes more than offset declines in unit sales and pricing on our base gamma detection systems on a year-to-date basis. The price at which we sell our gamma detection products to EES is based on a percentage of the global average selling price received by EES on sales of Neoprobe products to end customers, subject to a minimum floor price. The base system price at which we sold neo2000 systems to EES decreased approximately 2% during the first nine months of 2007 compared to the same period in 2006.
The decrease in gross margins on net product sales was primarily due to a combination of factors including lower margins on sales of Bluetooth probe demonstration units during the first nine months of 2007, higher than expected production costs on our initial production runs of Bluetooth probes, increased estimated warranty costs following the commercial launch of our new Bluetooth probe products, and a price decline on base gamma detection systems sold by EES. Gross margins in the first nine months of 2007 and 2006 were also adversely affected by inventory impairments of $48,000 and $54,000, respectively, related to our Quantix products.
Research and Development Expenses. Research and development expenses decreased $431,000 or 16% to $2.3 million during the first nine months of 2007 from $2.7 million during the same period in 2006. Research and development expenses in the first nine months of 2007 included approximately $1.5 million in drug and therapy product development costs, $532,000 in gamma detection device development costs and $291,000 in product design activities for the Quantix products. This compares to expenses of $1.5 million, $626,000 and $589,000 in these relative segment categories during the same period in 2006. The changes in each category were primarily due to (i) lower costs related to the conduct the Phase 2 Lymphoseek clinical activities in 2007 than the non-clinical expenses and trial preparation costs incurred in 2006, (ii) decreased product development activities related to our Bluetooth wireless gamma detection probes, and (iii) decreased product refinement activities related to the Quantix/OR, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $135,000 or 6% to $2.1 million during the first nine months of 2007 from $2.3 million during the same period in 2006. The net difference was due primarily to decreases in marketing, facilities expenses, insurance, and other personnel-related expenses that were partially offset by increases in professional services.
Other Income (Expenses). Other expenses increased $789,000 to $1.7 million during the first nine months of 2007 from $908,000 during the same period in 2006. Interest expense related to the convertible debt agreements we completed in December 2004 and July 2007 increased $659,000 to $1.7 million during the first nine months of 2007 from $1.1 million for the same period in 2006. Of this interest expense, $1.1 million and $596,000 in the first nine months of 2007 and 2006, respectively, was non-cash in nature related to the amortization of debt issuance costs and discounts resulting from the warrants and beneficial conversion features of the convertible debt. The increase in non-cash interest was primarily due to the impact of the acceleration of principal repayments on the effective interest method of calculating the discount amortization which the company adjusted during the third quarter of 2007. In addition, we recorded a decrease of $128,000 in interest income related to lower balances of cash and investments during the first nine months of 2007 compared to the same period in 2006.
Liquidity and Capital Resources
Cash balances decreased to $1.2 million at September 30, 2007 from $2.5 million at December 31, 2006. The decrease was primarily a result of cash used in operations, mainly for research and development activities, and to service our debt, partially offset by proceeds from issuance of common stock and a new convertible note agreement during the first nine months of 2007. The current ratio decreased to 0.7:1 at September 30, 2007 from 1.6:1 at December 31, 2006. The significant decrease in the current ratio was primarily due to the reclassification of $3.75 million in principal amount of long term debt as a current liability, due to scheduled payment dates that are now within one year of September 30, 2007.
Operating Activities. Cash used in operations decreased $1.3 million to $1.2 million during the first nine months of 2007 compared to $2.5 million during the same period in 2006.
Accounts receivable increased to $1.4 million at September 30, 2007 from $1.2 million at December 31, 2006. The increase was primarily a result of normal fluctuations in timing of purchases and payments by EES, including a pronounced increase in sales experienced during the third quarter of 2007 and better than expected pricing related to our Bluetooth probe as compared to the provisional price. We expect overall receivable levels will continue to fluctuate during 2007 depending on the timing of purchases and payments by EES.
Inventory levels decreased to $1.0 million at September 30, 2007 as compared to $1.2 million at December 31, 2006. Gamma detection device materials and work-in-process inventories decreased as we completed and sold the initial production runs of Bluetooth wireless probes, while finished device inventories increased due to normal fluctuations in timing of production runs and sales to EES. Blood flow measurement device materials and finished device inventories decreased, primarily due to recording inventory impairment charges totaling $48,000 during the first nine months of 2007. These decreases were partially offset by increases in drug work-in-process inventories as we completed the second commercial production run of Lymphoseek. We expect inventory levels to increase somewhat over the remainder of 2007.
Investing Activities. Investing activities used $43,000 during the first nine months of 2007 versus $1.4 million provided during the same period in 2006. We received $1.5 million from maturities of available-for-sale securities during the first nine months of 2006. Capital expenditures during the first nine months of 2007 and 2006 were primarily for production tools and equipment and software. We expect our overall capital expenditures for 2007 will be lower than for 2006.
Financing Activities. Cash used in financing activities decreased $229,000 to $13,000 during the first nine months of 2007 from $241,000 during the same period in 2006. Proceeds from the issuance of common stock were $1.3 million during the first nine months of 2007. Proceeds from the issuance of new notes payable were $1.0 million during the same period. Payments of debt issuance costs were $68,000 and $30,000 during the first nine months of 2007 and 2006, respectively. Payments of notes payable were $2.2 million and $197,000 during the first nine months of 2007 and 2006, respectively.
In December 2004, we completed a private placement of four-year convertible promissory notes in an aggregate principal amount of $8.1 million with Biomedical Value Fund, L.P., Biomedical Offshore Value Fund, Ltd. and David C. Bupp (our President and CEO). Biomedical Value Fund, L.P. and Biomedical Offshore Value Fund, Ltd. are funds managed by Great Point Partners, LLC (the Great Point Funds). We modified the convertible notes in November 2006 to eliminate the revenue and cash covenants, modify the repayment schedule of the notes, eliminate certain anti-dilution rights, and avoid potential future violations of the debt covenants. The notes originally bore interest at 8% per annum and were originally due on December 13, 2008. The modified notes bear interest at 12% per annum. Also, instead of the principal being due on December 13, 2008, the principal is now due as follows: $500,000 due January 8, 2007; $1,250,000 due July 9, 2007; $1,750,000 due January 7, 2008; $2,000,000 due July 7, 2008; and the remaining $2,600,000 due January 7, 2009. Additionally, as part of the amendment we agreed to use our best efforts to offer and sell equity securities with gross proceeds of up to $10 million and apply not less than 50% of the net proceeds of any such sales to the repayment of the principal on the notes, and to apply at least 50% of the proceeds of any permitted asset disposition or any permitted licensing, distribution or similar strategic alliance agreement to the repayment of principal on the notes. The notes are freely convertible into shares of our common stock at a price of $0.40 per share. Neoprobe may force conversion of the notes prior to their stated maturity under certain circumstances. As part of the original transaction, we issued the investors 10,125,000 Series T warrants to purchase our common stock at an exercise price of $0.46 per share, expiring in December 2009. In connection with the original placement of this financing, we issued 1,600,000 Series U warrants to purchase our common stock to the placement agents, containing substantially identical terms to the warrants issued to the investors. During the first nine months of 2007, we made a total of $2,075,000 in principal repayments to the Great Point Funds. The payments made to the Great Point Funds through September 30, 2007 have reduced the January 7, 2008 payment to $1.4 million. The convertible promissory note issued to Mr. Bupp in connection with this transaction had an outstanding principal amount of $100,000 on September 30, 2007, and an outstanding principal amount of $100,000 as of November 9, 2007. During the first nine months of 2007 and 2006, we made interest payments due under the note to Mr. Bupp totaling $6,000 in both periods.
In December 2006, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC (Fusion). We have authorized up to 12,000,000 shares of our common stock for sale to Fusion under the agreement. Under the terms of the agreement, in December 2006, we issued 720,000 shares of our common stock as an initial commitment fee. We are also required to issue to Fusion up to an additional 720,000 shares of our common stock as an additional commitment fee in connection with future purchases made by Fusion. The additional 720,000 shares will be issued pro rata as we sell our common stock to Fusion under the agreement, resulting in a total commitment fee of 1,440,000 shares of our common stock if the entire $6.0 million in value of stock is sold. The price of shares sold to Fusion will generally be based on market prices for purchases that are not subject to the floor price of $0.20 per share. We filed a registration statement covering sales to Fusion and shares issued as additional commitment fees under the agreement, which became effective on December 28, 2006. During the first nine months of 2007, we sold a total of 5,276,442 shares of our common stock under the agreement, realized gross proceeds of $1.3 million from such sales, and issued 156,000 shares of our common stock to Fusion as additional commitment fees related to such sales. All of such sales and issuances were made pursuant to the registration statement.
In July 2007, David C. Bupp (our President and CEO) and certain members of his family purchased a $1.0 million convertible note and warrants. The note bears interest at 10% per annum during its one-year term and is repayable in whole or in part with no penalty. The note is convertible into shares of our common stock at a price of $0.31 per share, a 25% premium to the average closing market price of our common stock for the 5 days preceding the closing of the transaction. As part of this transaction, we issued the purchasers 500,000 Series V warrants to purchase our common stock at an exercise price of $0.31 per share, expiring in July 2012. The convertible promissory note issued to Mr. Bupp in connection with this transaction had an outstanding principal amount of $1.0 million on September 30, 2007, and an outstanding principal amount of $1.0 million as of November 9, 2007.
Our future liquidity and capital requirements will depend on a number of factors, including our ability to raise additional capital in a timely manner through additional investment, expanded market acceptance of our current products, our ability to complete the commercialization of new products, our ability to monetize our investment in non-core technologies, our ability to obtain milestone or development funds from potential development and distribution partners, regulatory actions by FDA and international regulatory bodies, and intellectual property protection. Our most significant near-term development priority is to commence Phase 3 clinical trials for Lymphoseek. However, we also have to service a significant amount of debt that comes due over the next twelve to eighteen months. We have timely paid all principal amounts due in 2007 under our amended 2004 convertible note agreement with the Great Point Funds; however, we have significant additional principal repayments due under this agreement starting with a January 7, 2008 payment of $1.4 million and continuing at increasing amounts approximately every six months thereafter through early 2009 that, based on our current operating plan, will require us to raise additional capital. Through September 30, 2007, we have been successful in raising some capital through our common stock purchase agreement with Fusion, allowing us to decrease the principal amount due on January 7, 2008 from $1.75 million to $1.4 million; however, we believe it is unlikely we will be able to fund the remaining Phase 3 clinical study and development costs for Lymphoseek and meet our debt obligations beyond January 2008 using the Fusion facility alone. We are actively soliciting and evaluating other potential sources of equity and debt funding. However, if we are unsuccessful in obtaining financing, we may be forced to seek relief from our current debt obligations and/or significantly modify or curtail our strategic plans and operations in order to meet our obligations as currently anticipated. If we are unable to meet our obligations, and we are unsuccessful in obtaining modification of our existing debt terms, there is a risk that we may default on these obligations, entitling these creditors to resort to legal remedies, including the sale of collateral securing the loans. We cannot assure you that we will be successful in raising additional capital through Fusion or any other sources at terms acceptable to the Company, or at all. In addition, we cannot assure you that we will be able to achieve significant product revenues from our current or potential new products. We also cannot assure you that we will achieve profitability again.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs), and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. We plan to adopt SFAS No. 159 as required on January 1, 2008; however, we do not plan to elect to measure any of our currently outstanding financial instruments using the fair value option outlined in SFAS No. 159. As such, we do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated results of operations or financial condition.
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
Revenue Recognition Related to Net Sales. We currently generate revenue primarily from sales of our gamma detection products. Our standard shipping terms are FOB shipping point, and title and risk of loss passes to the customer upon delivery to a common carrier. We generally recognize sales revenue related to sales of our products when the products are shipped and the earnings process has been completed. However, in cases where product is shipped but the earnings process is not yet completed, revenue is deferred until it has been determined that the earnings process has been completed. Our customers have no right to return products purchased in the ordinary course of business.
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

arising from stock-based awards is recognized as expense using the straight-line method over the vesting period. We used the modified prospective application method in adopting SFAS No. 123 (R). We use the Black-Scholes option pricing model to value share-based payments. The valuation assumptions used have not changed from those used under SFAS No. 123. Prior to the adoption of SFAS No. 123(R), we followed the guidance in APB No. 25 which resulted in disclosure only of the financial impact of stock options. Financial statements of the Company for periods prior to January 1, 2006 do not reflect any recorded stock-based compensation expense. In adopting SFAS No. 123(R), we made no modifications to outstanding stock options, nor do we have any other outstanding share-based payment instruments subject to SFAS No. 123(R). Based in part on the anticipated adoption of SFAS No. 123(R), the Company generally reduced the number of stock options issued by individual in 2005 and shortened the vesting periods, with a portion of the options vesting immediately and the remainder vesting over a two-year period as compared to our previous practice of issuing stock options that vested over a three-year period. We will continue to evaluate compensation trends and may further revise our option granting practices in future years.

•	Inventory Valuation. We value our inventory at the lower of cost (first-in, first-out method) or market. Our valuation reflects our estimates of excess, slow moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. Write-offs are recorded when product is removed from saleable inventory. We review inventory on hand at least quarterly and record provisions for excess and obsolete inventory based on several factors, including current assessment of future product demand, anticipated release of new products into the market, historical experience and product expiration. Our industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of product approvals, variability in product launch strategies, product recalls and variation in product utilization all impact the estimates related to excess and obsolete inventory.

•	Impairment or Disposal of Long-Lived Assets. We account for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of September 30, 2007, the most significant long-lived assets on our balance sheet relate to assets recorded in connection with the acquisition of Cardiosonix and gamma detection device patents related to ILM. The recoverability of these assets is based on the financial projections and models related to the future sales success of Cardiosonix’ products and the continuing success of our gamma detection product line. As such, these assets could be subject to significant adjustment should the Cardiosonix technology not be successfully commercialized or the sales amounts in our current projections not be realized.

•	Product Warranty. We warrant our products against defects in design, materials, and workmanship generally for a period of one year from the date of sale to the end customer. Our accrual for warranty expenses is adjusted periodically to reflect actual experience. EES also reimburses us for a portion of warranty expense incurred based on end customer sales they make during a given fiscal year.

Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Company. From time to time, our representatives and we may make written or verbal forward-looking statements, including statements contained in this report and other Company filings with the SEC and in our reports to stockholders. Statements that relate to other than strictly historical facts, such as statements about our plans and strategies, expectations for future financial performance, new and existing products and technologies, anticipated clinical and regulatory pathways, and markets for our products are forward-looking statements within the meaning of the Act. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will” and other similar expressions identify forward-looking statements. The forward-looking statements are and will be based on our then-current views and assumptions regarding future events and operating performance, and speak only as of their dates. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors including, but not limited to, our continuing operating losses, uncertainty of market acceptance of our products, reliance on third party manufacturers, accumulated deficit, future capital needs, uncertainty of capital funding, dependence on limited product line and distribution channels, competition, limited marketing and manufacturing experience, risks of development of new products, regulatory risks, and other risks detailed in our most recent Annual Report on Form 10-KSB and other SEC filings. We undertake no obligation to publicly update or revise any forward-looking statements.
Item 3. Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed and effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, possessed, summarized and reported, within the time periods specified in the applicable rules and forms. During the last fiscal quarter covered by this Quarterly Report on Form 10-QSB, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	On July 10, 2007, we issued 50,000 shares of our common stock to an investment banking firm in exchange for investment advisory services. The issuance of these shares was exempt from registration under Sections 4(2) and 4(6) of the Securities Act and Regulation D.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	Neoprobe Corporation held its Annual Meeting of Stockholders on July 26, 2007, for the purpose of electing two directors.

(b)	At the Annual Meeting of Stockholders, Reuven Avital and David C. Bupp were elected. The terms of office as director continued after the meeting for Carl J. Aschinger, Jr., Kirby I. Bland, M.D., Fred B. Miller, and J. Frank Whitley, Jr.

(c)	The following table shows the voting tabulation for the election of directors.

ACTION	FOR	WITHHELD

Election of Directors:
Reuven Avital	45,025,946	4,042,689
David C. Bupp	44,719,888	4,348,747
Item 6. Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
Items 1, 3 and 5 are not applicable and have been omitted.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOPROBE CORPORATION (the Company) Dated: November 14, 2007

By:	/s/ DAVID C. BUPP

David C. Bupp President and Chief Executive Officer (duly authorized officer; principal executive officer)

By:	/s/ BRENT L. LARSON

Brent L. Larson Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)