Form 10-K
period 2007-12-31
NEOPROBE CORP
filed 2008-03-31
CIK 810509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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
Registrant’s telephone number, including area code (614) 793-7500
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share

(Title of Class)
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐     No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act.) Yes ☐     No ☑
The aggregate market value of shares of common stock held by non-affiliates of the registrant on June 30, 2007 was $15,320,854.
The number of shares of common stock outstanding on March 14, 2008 was 67,691,030.
DOCUMENTS INCORPORATED BY REFERENCE
None.

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
PART I
Item 1. Business
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
From our inception through 1998, we devoted substantially all of our efforts and resources to the research and clinical development of radiopharmaceutical and medical device technologies related to the intraoperative diagnosis and treatment of cancers, including our proprietary radioimmunoguided surgery (RIGS®) technology. In 1998, U.S. and European regulatory agencies completed an evaluation of the status of the regulatory pathway for our RIGS products, which coupled with our limited financial resources, caused us to suspend our radiopharmaceutical development activities and refocus our operating strategy on our medical device business. After achieving profitability in the fourth quarter of 1999 following this retrenchment, we expanded our medical device offerings in 2002 following the acquisition of an Israeli company that was developing a line of blood flow measurement devices.
Although we had expanded our strategic focus with the addition of blood flow measurement devices, we continued to look for other avenues to reinvigorate our radiopharmaceutical development portfolio. During 2004, our efforts resulted in a number of positive events that caused us to take steps to re-activate our radiopharmaceutical and therapeutic initiatives. As a result of our efforts over the past few years, we now have one radiopharmaceutical product, Lymphoseek®, on the verge of commencing two pivotal Phase 3 clinical trials, and a second, RIGScan® CR, nearing a greater level of activity as we seek to clarify the regulatory pathway and identify potential development sources of funding or collaboration. Our subsidiary, Cira Biosciences, Inc. (Cira Bio), also took steps in early 2008 to identify funding sources to assist it in evaluating the market opportunities for yet another technology platform, activated cellular therapy (ACT).
We believe that our virtual business model is unique within our industry as it combines revenue generation from medical devices covering our public company overhead while we devote capital raised through financing efforts to the development of products with even greater potential for shareholder return such as Lymphoseek. In addition, we have sought to maintain a development pipeline with additional longer-term return potential such as RIGScan CR and ACT that provide the opportunity for incremental return on the achievement of key development and funding milestones.
Our Technology
Gamma Detection Devices
Through 2007, our line of gamma radiation detection devices has generated substantially all of our revenue. Our gamma detection systems are used by surgeons in the diagnosis and treatment of cancer and related diseases. Our currently-marketed line of gamma detection devices has been cleared by the U.S. Food and Drug Administration (FDA) and other international regulatory agencies for marketing and commercial distribution throughout most major global markets.
Our patented gamma detection device systems consist of hand-held detector probes and a control unit. The critical detection component is a highly radiosensitive crystal contained in the tip of the probe that relays a signal through a preamplifier to the control unit to produce both a digital readout and an audible signal. The detector element fits into a housing approximately the size of a pen flashlight. The neo2000® Gamma Detection System, originally released in 1998, is the third generation of our gamma detection systems. The neo2000 is designed as a platform for future growth of our instrument business. The neo2000 is software upgradeable and is designed to support future surgical targeting probes without the necessity of costly remanufacture. Since 1998, we have developed and released four major software upgrades for customer units designed to improve the utility of the system and/or offer the users additional features, including our most recent release that enables our entire installed base of neo2000 users to use our wireless gamma detection probes based on Bluetooth® technology which were commercially launched in late 2006. Generally, these software upgrades have been included in new units offered for sale but have also been offered for sale separately.
Surgeons are using our gamma detection devices in a surgical application referred to as sentinel lymph node biopsy (SLNB) or intraoperative lymphatic mapping (ILM or lymphatic mapping). SLNB helps trace the lymphatic drainage patterns in a cancer patient to evaluate potential tumor drainage and cancer spread in lymphatic tissue. The technique does not detect cancer; rather it helps surgeons identify the lymph node(s) to which a tumor is likely to drain and spread. The lymph node(s), sometimes referred to as the “sentinel” node(s), may provide critical information about the stage of a patient’s disease. SLNB begins when a patient is injected at the site of the main tumor with a commercially available radioactive tracing agent. The agent is intended to follow the same lymphatic flow as the cancer would have if it had metastasized. The surgeon may then track the agent’s path with a hand-held gamma radiation detection probe, thus following the potential avenues of metastases and identifying lymph nodes to be biopsied for evaluation and determination of cancer spread.
Numerous clinical studies, involving a total of nearly 2,000 patients and published in peer-reviewed medical journals such as Oncology (January 1999) and The Journal of The American College of Surgeons (December 2000), have indicated SLNB is approximately 97% accurate in predicting the presence or absence of disease spread in melanoma and breast cancers. Consequently, it is estimated that more than 80% of breast cancer patients who would otherwise have undergone full axillary lymph node dissections (ALND), involving the removal of as many as 20 — 30 lymph nodes, might be spared this radical surgical procedure if the sentinel node was found to be free of cancer. Surgeons practicing SLNB have found that our gamma detection probes are well-suited to the procedure.
Hundreds of articles have been published in recent years in peer-reviewed journals on the topic of SLNB. Furthermore, a number of thought leaders and cancer treatment institutions have recognized and embraced the technology as standard of care for melanoma and for breast cancer. Our marketing partner continues to see strong sales, especially for use in breast cancer treatment. SLNB in breast cancer has been the subject of national and international clinical trials, including one major study sponsored by the U.S. Department of Defense and the National Cancer Institute (NCI) and one sponsored by the American College of Surgeons. The first of these trials completed accrual approximately three years ago and preliminary results may be available sometime in 2009. Accrual on the second trial was halted early, due, we believe, to the overwhelming desire of patients to be treated with SLNB rather than be randomized in a trial whereby they might receive a full axillary dissection. We believe that once data from these trials are published there may be an additional demand for our devices from those surgeons who have not yet adopted the SLNB procedure. We also believe, based on an estimate of the total number of operating rooms in medical centers that are capable of performing the types of procedures in which our gamma detection devices are used, that while we are potentially reaching saturation at the major cancer centers and teaching institutions, a significant portion of the global market for gamma detection devices such as ours remains untapped. We also believe we are beginning to see the development of a replacement device market in the gamma detection device sector, aided in part by new offerings such as our wireless probe, as devices purchased over ten years ago during the early years of lymphatic mapping begin to be retired.
Although lymphatic mapping has found its greatest acceptance thus far in breast cancer and melanoma, we believe that Lymphoseek may be instrumental in extending SLNB into other solid tumor cancers in which surgeons are currently investigating such as prostate, gastric, colon, head and neck, and non-small cell lung cancers. Surgeons have also been using our devices for other gamma-guided surgery applications, such as evaluating the thyroid function and conducting parathyroid surgery, and in determining the state of disease in patients with vulvar and penile cancers. Expanding the application of SLNB beyond the current primary uses in the treatment of breast cancer and melanoma is a primary focus of our strategy regarding our gamma-guided surgery products and is consistent with our Phase 3 Lymphoseek clinical trial strategy. To support that expansion, we continue to work with our marketing and distribution partners to develop additional software-based enhancements to the neo2000 platform as well as our new wireless probes introduced in late 2006. To that end, our goals for our gamma detection device business for 2008 center on working with our marketing partners to develop additional product offerings that will support the use of SLNB to other indications and expand into other surgical gamma detection applications.
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

Cardiosonix has developed and is commercializing the Quantix® product line that employs a unique and proprietary technology for measurement of blood flow volume, velocity and several other hemodynamic parameters, permitting the real-time assessment of conduit hemodynamic status.
The Quantix technology utilizes a special application of the Doppler method through simultaneous projection of a combination of narrow beams with a known angle between them. Thus, based on trigonometric and Doppler considerations, the angle of insonation can be obtained, resulting in accurate, angle-independent blood flow velocity measurements that do not require the use of complicated, expensive imaging systems. In order to obtain high-resolution velocity profiles, the Quantix device uses a multi-gated pulse wave Doppler beam. With this method, specific sample volumes along the ultrasound beam can be separately evaluated, and the application of a flow/no flow criterion can be made. The Cardiosonix technology applies a special use of digital Doppler technology, which with the digital signal processing power of the system allows hundreds of sample volumes to be sampled and processed simultaneously, thus providing high resolution velocity profiles for both angle and vascular diameter calculations, and subsequently volume blood flow measurements. Through 2007, we have focused our blood flow measurement efforts on measuring blood flow in cardiac bypass grafts. The technology also has the potential to be applied in other healthcare settings where measurement of blood flow may be beneficial. We have recently begun devoting additional efforts in modifying the device for use in vascular assessment, particularly associated with dialysis applications.
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
Ultimately, in practice, the surgeon typically resorts to using his or her eyes and fingers in a process called finger palpation to qualitatively assess vessel flow. The Quantix/OR offers the surgeon immediate and simple quantitative assessment of blood flow in multiple blood vessels and grafts. The primary advantage of finger palpation is that it is fast, simple and low cost; the disadvantages are that it requires a good deal of experience, it is difficult to perform in vessels embedded in tissue, it can become difficult to interpret in large vessels, and it permits only a very qualitative and subjective assessment. A significant partial occlusion (or even a total occlusion) will result in significant vessel “distention” and strong pulse that may mislead the surgeon. Rather than rely on such a subjective clinical practice, which is highly experience-dependent, the Quantix/OR is designed to allow the surgeon to rely on more quantifiable and objective information. We believe that Quantix/OR represents a measurable improvement over existing technologies to directly measure blood flow intraoperatively. Other technologies that attempt to measure intraoperative blood flow directly are generally more invasive and are impractical when non-skeletonized vessel measurements are required. As a result, a majority of surgeons generally resort to finger palpation to qualitatively, rather than quantitatively, measure vessel perfusion.
Physician and distributor evaluation of the initial Quantix product, the Quantix/OR, during 2004 indicated a number of design deficiencies that needed to be corrected before further commercial distribution of the product was advisable. The development activities for the Quantix/OR since 2004 have therefore involved modification of the user interface software functions and a redesign of the Quantix/OR probe ergonomics to enhance system performance, improve ease of measurement and expand physician acceptance of the system. The Quantix/OR device has received CE mark regulatory clearance for marketing in the European Union (EU) as well as FDA 510(k) clearance for marketing in the United States.
Our strategy related to Cardiosonix products for 2008 is to work with our marketing and distribution partners to continue to support the penetration of the Quantix/OR in cardiovascular applications. In addition, we will work with thought leaders and clinicians in identifying and capitalizing on opportunities in the vascular assessment/dialysis markets. We cannot assure you, however, that any of Cardiosonix’s products will achieve market acceptance. See Risk Factors.
Lymphoseek
Our gamma detection devices are primarily capital in nature; as such, they generate revenue only on the initial sale. To complement the one-time revenue stream related to capital products, we are working on developing recurring revenue or “procedural” products that would generate revenue based on each procedure in which they were used. The product we are working on with the greatest near-term potential in this area involves a proprietary drug compound under exclusive worldwide license from the University of California, San Diego (UCSD) that we refer to as Lymphoseek. The UCSD license grants Neoprobe the commercialization rights to Lymphoseek for diagnostic imaging and intraoperative detection applications. If proven effective and cleared for commercial sale, Lymphoseek would be the first radiopharmaceutical product specifically designed and labeled for the targeting of sentinel lymph nodes.
Neoprobe and UCSD completed the initial pre-clinical evaluations of Lymphoseek in 2001. Since that time, UCSD has completed or initiated five Phase I clinical trials involving Lymphoseek. The status of these trials is listed below:

	Number of
Indication	Patients	Status
Breast (peritumoral injection)	24	Completed
Melanoma	24	Completed
Breast (intradermal injection, next day surgery)	60	Ongoing
Prostate	20	Ongoing
Colon	20	Ongoing
These Phase I studies were or are being supported, including being substantially funded through research grants, by a number of organizations such as the Susan G. Komen Breast Cancer Research Foundation, the American Cancer Society (ACS) and the NCI. Research data from some of these clinical evaluations of Lymphoseek have been presented at recent meetings of the Society of Nuclear Medicine, the Society of Surgical Oncology and the World Sentinel Node Congress. The ongoing breast, prostate and colon studies are being conducted under Neoprobe’s investigational new drug (IND) application that has been cleared with FDA using drug product supplied by Neoprobe.
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

Upon the submission of the IND and draft Phase 2 protocol, FDA advised Neoprobe that commercially produced Lymphoseek would need to be used in the Phase 2 clinical study, as opposed to using drug previously manufactured in laboratories at UCSD. Also, the regulatory agencies raised a number of Chemistry, Manufacturing and Control (CMC) questions regarding the drug compound and its complete characterization. Neoprobe began the transfer of bulk drug manufacturing to Reliable Biopharmaceutical Corporation (Reliable) early in 2005 and engaged Cardinal Health, Inc. (Cardinal Health) to develop and validate procedures and assays to establish commercial standards for the formulation, filling and lyophilization of the drug compound. We submitted an initial CMC response to FDA in April 2006.
We received clearance from FDA in May 2006 to move forward with patient enrollment for a multi-center Phase 2 clinical study of Lymphoseek. The first of our Phase 2 clinical sites received clearance from its internal clinical review committee, or Institutional Review Board (IRB), in July 2006. The IRB clearance permitted us to finalize arrangements to begin patient screening and enrollment activities for the Phase 2 trial, and we began patient enrollment in September 2006 and completed enrollment of the 80 patients in June 2007. We announced positive preliminary efficacy results from our Phase 2 Lymphoseek trial in June 2007 and final results in December 2007. Localization of Lymphoseek to lymphoid tissue was confirmed by pathology in over 99% of the lymph node tissue samples removed during the Phase 2 trial. We held an end of Phase 2 meeting with FDA during late October 2007 during which the final results were reviewed. The Phase 2 study was conducted at five of the leading cancer centers in the U.S.: John Wayne Cancer Center; University of California, San Francisco; MD Anderson Cancer Center; University Hospital Cleveland (Case Western Reserve); and the University of Louisville.
Based on recent discussions and correspondence with FDA, we have proposed to FDA that we conduct two separate Phase 3 studies. The first study is proposed to involve approximately 200 evaluable patients with either melanoma or breast cancer. Patients in this trial would receive both Lymphoseek and a non-radiopharmaceutical agent (i.e., a vital blue dye) that is currently used as a marker in lymphatic mapping procedures. The endpoint of this trial would be to show concordance of Lymphoseek to the vital blue dye of 94% or more. During the Phase 2 trial, we noted a concordance rate of approximately 97% in the 56 patients who received both Lymphoseek and the blue dye.
The second Phase 3 trial is proposed to involve approximately 150 evaluable patients with head and neck squamous cell carcinoma. The study is proposed to be conducted in patients undergoing full nodal dissection for the staging of head and neck squamous cell carcinoma and is intended to validate Lymphoseek as a sentinel node targeting agent for use in SLNB procedures. We believe such an indication would be greatly beneficial to the marketing and commercial adoption of Lymphoseek.
We plan to have a total of approximately 20 to 30 participating institutions in both Phase 3 trials and believe this will enable us to enroll patients at a more rapid rate than we experienced with the Phase 2 study. Our current goal is to complete enrollment in both Phase 3 clinical trials in 2008 to enable us to file the new drug application for Lymphoseek perhaps during the first half of 2009. However, this will be dependent upon our ability to commence and conclude the Phase 3 clinical studies in a timely fashion. Depending on the timing and outcome of the FDA regulatory review cycle, we believe that Lymphoseek can be commercialized in late 2009 or early 2010. In addition, Neoprobe has commenced discussing the drug approval and registration process through the centralized European drug evaluation procedures with the European Medicinal Evaluation Agency (EMEA) in London. We have requested a meeting to receive scientific advice from the EMEA during June. We plan to involve European sites in the Phase 3 clinical trials and then to use the results from the Phase 3 clinical evaluations of Lymphoseek to support the drug registration application process with the EMEA.
As a result of the modifications made to the development and regulatory pathway over Lymphoseek’s development cycle, we estimate total out-of-pocket development costs to bring Lymphoseek to market have increased to approximately $9 to $10 million, approximately $5 million of which have been incurred through 2007. We cannot assure you, however, that this product will achieve regulatory approval, or if approved, that it will achieve market acceptance. See Risk Factors.

RIGS
From inception until 1998, Neoprobe devoted significant efforts and resources to the development of its proprietary RIGS technology. The RIGS system combines a patented hand-held gamma radiation detection probe, proprietary radiolabeled cancer-specific targeting agents, and patented surgical methods to provide surgeons with real-time information to locate tumor deposits not detectable by conventional methods. The RIGS system is designed to assist the surgeon in the more thorough removal of the cancer, thereby leading to improved surgical treatment of the patient. The targeting agents used in the RIGS process are monoclonal antibodies, labeled with a radioactive isotope that emits low energy gamma rays. The device used is a very sensitive radiation detection instrument that is capable of detecting small amounts of radiation bound to the targeting agent. Before surgery, a cancer patient is injected with one of the targeting agents which circulates throughout the patient’s body and binds specifically to cancer cell antigens or receptors. Concentrations of the targeting agent are then located during surgery by Neoprobe’s gamma detection device, which emits an audible tone to direct the surgeon to targeted tissue.
RIGScan CR is an intraoperative agent consisting of a radiolabeled murine monoclonal antibody (MAb CC49). The radiolabel used is 125I, a 27 — 35 KeV emitting isotope. The CC49 MAb was developed by the NCI and is licensed to Neoprobe by the National Institutes of Health (NIH). The CC49 MAb is produced from a murine cell line generated by the fusion of splenic lymphocytes from mice immunized with tumor-associated glycoprotein-72 (TAG-72) with non-immunoglobulin secreting P3-NS-1-Ag4 myeloma cells. The CC49 MAb localizes or binds to TAG-72 antigen and shows a strong reactivity with both LS-174T colon cancer extract and to a breast cancer extract.
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
FDA determined during its review of the BLA that the clinical studies of RIGScan CR needed to demonstrate clinical utility in addition to identifying additional pathology-confirmed disease. In discussions between Neoprobe and the agency, an FDA-driven post hoc analysis plan was developed to limit the evaluation of RIGScan CR to patients with hepatic and perihepatic disease with known metastasis to the liver. Findings of occult disease and subsequent changes in patient management (i.e., abandoning otherwise risky hepatic resections) in this limited population would serve as a measure of patient benefit. FDA’s analysis of the patients enrolled in NEO2-14 matching the limited criteria was evaluated with a determination to confirm the surgical resection abandonment outcome. The number of evaluable patients in this redefined patient population was deemed too small by the agency and the lack of pre-stated protocol guidance precluded consistent sets of management changes given similar occult findings. The number of evaluable patients for any measure of clinical utility, therefore, was too small to meet relevant licensing requirements and FDA ultimately issued a not approvable letter for the BLA on December 22, 1997, describing certain clinical and manufacturing deficiencies. Neoprobe withdrew its application to the EMEA in November 1997.
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
The April 2004 meeting with FDA was an important event in the re-activation of the RIGS program. The meeting was very helpful from a number of aspects: we confirmed that the RIGS BLA remains active and open. We believe this will improve both the cost effectiveness and timeliness of future regulatory submissions for RIGScan CR. Additionally, FDA preliminarily confirmed that the BLA may be applicable to the general colorectal population; and not just the recurrent colorectal market as applied for in 1996. Applicability to a general colorectal population could result in a greater market potential for the product than if applicable to just the recurrent population. During the meeting, FDA also indicated that it would consider possible prognostic indications for RIGScan CR and that survival data from one of our earlier Phase 3 studies could be supportive of a prognostic indication.

It should be noted, however, that the RIGScan CR biologic drug has not been produced for several years and we believe it is likely we would have to perform some additional work related to ensuring the drug cell line is still viable and submit this data to FDA for their evaluation before approval could be considered. We have initiated discussions with established biologic manufacturing organizations to determine the costs and timelines associated with the production of commercial quantities of the CC49 antibody. In addition, we will need to establish radiolabeling capabilities for the CC49 antibody in order to meet the regulatory needs for the RIGScan CR product.
In parallel with our ongoing discussions with the regulatory authorities, we have discussed the clinical and regulatory strategy for RIGScan CR with reimbursement consultants who provided us with valuable input regarding the potential target pricing for a RIGScan product.
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
Over the past few years, we have made progress in advancing our RIGScan CR development program while incurring little in the way of research expenses. Our RIGS technology, which had been essentially inactive since failing to gain approval following our original license application in 1997, has been the subject of renewed interest due primarily to the analysis of survival data related to patients who participated in the original Phase 3 clinical studies that were completed in 1996. At present, we plan to submit a clinical development plan for RIGScan CR to the EMEA and to request a meeting to review the development plan and clinical protocol in the second quarter of 2008. The clinical protocol envisioned would involve approximately 400 patients in a randomized trial of patients with early-stage primary colorectal cancer. The participants in the trial would be randomized to either a control or RIGS treatment arm. Patients randomized to the RIGS arm would have their disease status evaluated at the end of their cancer surgery to determine the presence or absence of RIGS-positive tissue. Patients in both randomized arms would be followed to determine if patients with RIGS-positive status have a lower overall survival rate and/or a higher occurrence of disease recurrence. The hypothesis for the trial is based upon the data from the earlier NEO2-13 and NEO2-14 trial results. However, we continue to believe it will be necessary for us to identify a development partner or an alternative funding source in order to prepare for and fund the pivotal clinical testing that will be necessary to gain marketing clearance for RIGScan CR. We have engaged in discussions with various parties regarding such a partnership. At the present time, while we have parties who have indicated an interest in entering into a development relationship, we do not believe these efforts will result in a partnership until further clarity can be added to the RIGScan regulatory approval pathway, such as obtaining a positive protocol determination from FDA or the EMEA. Earlier in 2008, we entered into discussions with investment bankers to help us gauge the interest of potential investment in the RIGS technology should FDA or the EMEA give us a positive determination on the protocol. Our intent in raising funds to support the RIGS technology would likely involve the contribution or assignment of the technology platform to a new entity through which the funds would be raised, so as not to dilute current Neoprobe shareholders. However, even if we are able to make such arrangements on satisfactory terms, we believe that the time required for continued development, regulatory approval and commercialization of a RIGS product would likely be a minimum of five years before we receive any significant product-related royalties or revenues. We cannot assure you that we will be able to complete definitive agreements with a development partner or obtain financing to fund development of the RIGS technology and do not know if such arrangements could be obtained on a timely basis on terms acceptable to us, or at all. We also cannot assure you that FDA or the EMEA will clear our RIGS products for marketing or that any such products will be successfully introduced or achieve market acceptance. See Risk Factors.
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
In 2005, we formed a new subsidiary, Cira Bio, to explore the development of ACT. Neoprobe owns approximately 90% of the outstanding shares of Cira Bio with the remaining shares being held by the principals of a private holding company, Cira LLC. During the third quarter of 2007, Neoprobe entered into a Stock and Technology Option Agreement whereby Neoprobe gained the option to purchase the remaining 10% of Cira Bio for $250,000 in the event that a successful financing was closed. The option expires on June 30, 2008. If exercised, Neoprobe would assume all technology rights held by Cira Bio’s minority shareholders. In conjunction with the formation of Cira Bio, an amended technology license agreement also was executed with The Ohio State University, from whom both Neoprobe and Cira LLC had originally licensed or optioned the various cellular therapy technologies. As a result of the cross-license agreements, Cira Bio has the exclusive development and commercialization rights to three issued U.S. patents that cover the oncology and autoimmune applications of its technology. In addition, Cira Bio has exclusive licenses to several pending patent applications.
In 2006, Cira Bio engaged the Battelle Memorial Institute to complete a technology and manufacturing process assessment of the cellular therapy approach. In addition, a scientific advisory group is being formed to develop a clinical and regulatory approach for the Cira Bio technology. Following the completion of these assessments and the formation of a commercialization strategy, Cira Bio intends to raise the necessary capital to move this technology platform forward. In August 2007 we entered into an option agreement whereby Neoprobe can purchase the remaining 10% interest in Cira Bio from Cira LLC for $250,000 in connection with the successful completion of a financing transaction by Cira Bio. The option agreement expires June 30, 2008. In the first quarter of 2008, we entered into discussions with an investment banking firm to help us gauge the interest of potential investment in the ACT technology. However, we do not know if we will be successful in obtaining additional funding on terms acceptable to us, or at all.
In addition, although the prospects for ACT may be improved depending on the success of activities we have undertaken to renew development efforts for RIGS, we currently do not intend to fund any significant ACT-related research and development beyond the evaluation work already performed until a source of further funding is identified. Our intent in raising funds to support the development of the ACT technology would likely be accomplished by an investment directly into Cira Bio, so that the funds raised would not dilute current Neoprobe shareholders. We cannot assure you that we will be successful in obtaining additional funding, or if obtained, that any ACT products will be successfully developed, tested or licensed, or that any such products will gain market acceptance. See Risk Factors.

Market Overviews
The medical device marketplace is a fast growing market. Medical Device & Diagnostic Industry magazine reports an annual medical device and diagnostic market of $75 billion in the U.S. and $169 billion internationally.
Cancer Market Overview
Cancer is the second leading cause of death in the U.S. and Western Europe and is expected to be responsible for over 560,000 deaths annually in 2008 in the U.S. alone. The NIH estimates the overall annual costs for cancer (the primary focus of our gamma detection and pharmaceutical products) for the U.S. in the year 2007 at $219.2 billion: $89.0 billion for direct medical costs, $18.2 billion for indirect morbidity, and $112.0 billion for indirect mortality. Our line of gamma detection systems is currently used primarily in the application of SLNB in breast cancer and melanoma which, according the ACS, are expected to account for 13% and 4%, respectively, of new cancer cases in the U.S. in 2008.
The NIH has estimated that breast cancer will annually affect half a million women in North America, Western Europe, and other major economic markets. Breast cancer is the second leading cause of death from cancer among all women in the U.S. The incidence of breast cancer, while starting to show minor declines in the past year or so, generally increases with age, rising from about 100 cases per 100,000 women at age 40 to about 400 cases per 100,000 women at age 65. While the incidence rate for breast cancer appears to be decreasing, the overall number of new cases of breast cancer is still increasing. According to the ACS, over 182,000 new cases of invasive breast cancer are expected to be diagnosed and approximately 41,000 women are expected to die from the disease during 2008 in the U.S. alone. Thus, we believe that the significant aging of the population, combined with improved education and awareness of breast cancer and diagnostic methods, will continue to lead to an increased number of breast cancer surgical diagnostic procedures.
Approximately 80% of the patients diagnosed with breast cancer undergo a lymph node dissection (either ALND or SLNB) to determine if the disease has spread. While many breast cancer patients are treated in large cancer centers or university hospitals, regional and/or community hospitals continue to treat the majority of breast cancer patients. Over 10,000 hospitals are located in the markets targeted for our gamma detection SLNB products. We believe a significant portion of the potential market for gamma detection devices remains unpenetrated and that a replacement market is beginning to develop as units placed in the early years of SLNB begin to exceed over ten years of use. In addition, if the potential of Lymphoseek as a radioactive tracing agent is ultimately realized, it has the potential to address not only the current breast and melanoma markets on a procedural basis, but also to assist in the clinical evaluation and staging of solid tumor cancers and expanding SLNB to additional indications, such as gastric, non-small cell lung and other solid tumor cancers.
We estimate the total market potential for Lymphoseek, if ultimately approved for all of these indications, could exceed $230 million. However, we cannot assure you that Lymphoseek will be cleared to market, or if cleared to market, that it will achieve the prices or sales we have estimated.
The ACS estimates that nearly 148,000 new incidences of colon and rectal cancers will occur in the U.S. in 2008. Based on an assumed recurrence rate of 40%, this would translate into total potential surgical procedures of over 200,000 annually in the U.S. alone. We believe the number of procedures in other markets of the world to be approximately two times the estimated U.S. market. As a result, we believe the total potential global market for RIGScan CR could be in excess of $2 billion annually, depending on the level of reimbursement allowed. However, we cannot assure you that RIGScan CR will be cleared to market, or if cleared to market, that it will receive the reimbursement or achieve the level of sales we have currently estimated.
Blood Flow Measurement Market Overview
Cardiovascular disease is the number one killer of men and women in the U.S. and in a majority of countries in the rest of the world that track such statistics. The National Center for Healthcare Services (NCHS) registered nearly 7 million inpatient cardiovascular procedures in the U.S. during 2005 with a primary diagnosis of cardiovascular disease. In the U.S. in 2005, the NCHS estimates that there were 469,000 coronary artery bypass surgeries performed on 261,000 patients. We, as well as our competitors and other industry analysts, generally estimate the rest of the world’s incidence of such modalities at approximately equal to as much as two time U.S. estimates.
The American Heart Association (AHA) estimates the total cost of cardiovascular diseases and stroke in the United States will exceed $448 billion in 2008. A substantial portion of these expenditures is expected to be for non-invasive image and intravascular examination.
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
Industry analysts have estimated the potential market for blood flow measurement devices will exceed $240 million annually by 2010. However, at the present state of market development and acceptance of blood flow measurement within the medical community, the penetrable market is likely significantly less. At present, we would estimate that less than 25% of by-pass procedures involve blood flow measurement. We believe that gaining a modest share of the potential penetrable market could result in meaningful supplemental annual revenues for our company. We cannot assure you, however, that Cardiosonix products will achieve market acceptance and generate the level of sales or prices anticipated.
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
The heart of the neo2000 system is a control unit that is software-upgradeable, permitting product enhancements without costly remanufacturing. Since the original launch of the neo2000 system, we have introduced an enhanced version of our 14mm reusable probe optimized for lymphatic mapping procedures, a laparoscopic probe intended for certain minimally invasive procedures, and two wireless probes. We have also developed four major software version upgrades for the system that have been made available for sale to customers. We intend to continue developing additional SLNB-related probes and instrument products in cooperation with EES to maintain our leadership position in the SLNB field.
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
We entered into a distribution agreement with EES effective October 1, 1999 for an initial five-year term with options to extend for two successive two-year terms. In March 2004, EES exercised its first two-year extension option, and in March 2006 EES exercised its option for the second and final two-year term extension, thus extending the term of our current agreement through the end of 2008. In December 2007, Neoprobe and EES executed an amendment to the distribution agreement which extended the agreement through the end of 2013. Under this agreement, we manufacture and sell our SLNB products almost exclusively to EES, who distributes the products globally (except for Japan). EES has no ongoing purchase or reimbursement commitments to us other than the rolling four-month binding purchase commitment for gamma detection devices as outlined in the distribution agreement. However, under the amended terms, EES will be required to meet certain annual minimum sales levels in order to maintain their exclusivity in distribution in most global markets. In addition, the economic terms of the revenue sharing from the end customer sale of our gamma detection devices will increase commencing in January 2009. Our agreement with EES also contains certain termination provisions and licenses to our intellectual property that take effect only in the event we fail to supply product, or for other reasons such as a change of control. See Risk Factors.
Gamma Detection Radiopharmaceuticals
During the fourth quarter of 2007, we executed an agreement with Cardinal Health for the exclusive distribution of Lymphoseek in the United States. The agreement is for a term of five years from the date of marketing clearance of a NDA from FDA. Under the terms of our agreement with Cardinal Health, Neoprobe will receive a share of each patient dose sold. In addition, Neoprobe will receive up to $3 million in payments upon the achievement of certain sales milestones by Cardinal Health. We do not currently have collaborative agreements covering Lymphoseek in other areas of the world or for RIGScan CR or ACT. We cannot assure you that we will be successful in securing collaborative partners for other global markets or radiopharmaceutical products, or that we will be able to negotiate acceptable terms for such arrangements. We believe the most preferable and likely distribution partners for Lymphoseek would be entities with established radiopharmaceutical distribution channels, although it is possible that other entities with more traditional oncology pharmaceutical portfolios may also have interest.
With respect to RIGScan CR, we believe there are development milestones that can be achieved prior to the need for significant capital investment in RIGScan CR such as preparing the request for a SPA and completing a final protocol review. However, we continue to believe it will be necessary for us to identify a development partner or an alternative funding source in order to prepare for and to fund the pivotal clinical testing that will be necessary to gain marketing clearance for RIGScan CR. At the present time, while we have parties who have indicated an interest in entering into a development relationship, we do not believe these efforts will result in a definitive partnership at least until a regulatory and development pathway is obtained. We anticipate continuing discussions for RIGScan CR as we move forward with the clinical development of the product; however, we cannot assure you that we will be able to secure marketing and distribution partners for the product, or if secured, that such arrangements will result in significant sales of RIGScan CR.
Blood Flow Measurement Devices
Our initial blood flow measurement device, the Quantix/OR has received marketing clearance in the U.S. and the EU and certain other foreign markets. Our goal is to ensure sales and distribution coverage through third parties of substantially all of the U.S., the EU, the Pacific Rim of Asia and selective markets in the rest of the world. Currently, we have in place or have executed or reached agreement in principle with distributors and/or master distributors for the Quantix/OR covering the United States, all major market countries in the EU, and substantially all countries that comprise the Pacific Rim of Asia. In addition, we have distribution arrangements in place covering major portions of Central and South America.
Our time and effort in the marketing and sales of blood flow devices through 2007 has been to work to close on leads generated regarding the Quantix/OR and to develop new sales leads. The sales cycle for medical devices such as our blood flow products is typically a four- to six-month cycle. Sales leads and closures in the cardiovascular market, particularly in the U.S., continue to disappoint us. As a result, we intend to modify our current distribution relationships and are investigating alternative distribution channels for the Quantix devices. We continue to evaluate our outlook for our blood flow measurement business and believe the outcome of our work in the dialysis/vascular assessment arena is critical in demonstrating the ultimate viability of this product line.
Manufacturing
Gamma Detection Devices
We rely on independent contract manufacturers, some of which are single-source suppliers, for the manufacture of the principal components of our current line of gamma detection system products. See Risk Factors. We have devoted significant resources to develop production capability for our gamma detection systems at qualified contract manufacturers. Production of the neo2000 control unit, the 14mm probe, the 11mm laparoscopic probe, and the wireless probes involve the manufacture of components by a combination of subcontractors, including but not limited to eV Products, a division of II-VI Corporation (eV), and TriVirix International, Inc. (TriVirix). We also purchase certain accessories for our line of gamma detection systems from other qualified manufacturers.
In December 1997, we entered into a supply agreement with eV for the supply of certain crystals and associated electronics to be used in the manufacture of our proprietary line of hand-held gamma detection probes. The original term of the agreement with eV expired on December 31, 2002 and was automatically extended through December 31, 2005. Since the expiration of the agreement eV, has continued to supply crystals under purchase orders. eV supplies 100% of the crystals used in our products. While eV is not the only potential supplier of such crystals, any prolonged interruption of this source could restrict the availability of our probe products, which would adversely affect our operating results.
In February 2004, we executed a Product Supply Agreement with TriVirix for the manufacture of the neo2000, 14mm probe and 11mm laparoscopic probe. The term of this agreement expired in February 2008 but was automatically extended through February 2009. The Agreement is automatically extended for successive one-year periods unless six months notice is provided by either party.
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
Gamma Detection Radiopharmaceuticals
In preparation for the commencement of a multi-center clinical evaluation of Lymphoseek, Neoprobe engaged drug manufacturing organizations to produce the drug that was used in the Phase 2 trial and is expected to be used in the pivotal (i.e., Phase 3) clinical trials. Reliable has produced the active chemical compound and Catalent Pharma Solutions (Catalent), formerly Cardinal Health Pharmaceutical Technology and Services, has performed final product manufacturing including final drug formulation, lyophilization (i.e., freeze-drying) and packaging processes. Once packaged, the vialed drug can then be shipped to a hospital or regional commercial radiopharmacy where it can be made radioactive (i.e., radiolabeled) with Tc99m to become Lymphoseek. The commercial manufacturing processes at Reliable and Catalent have been validated and both organizations have assisted Neoprobe in the preparation of the chemistry, manufacturing and control sections of our submissions to FDA. Both Reliable and Catalent are registered manufacturers with FDA. At this point, drug product produced by Reliable and Catalent has been produced under clinical development agreements. Commercial supply and distribution agreements are being negotiated with both Reliable and Catalent. We cannot assure you that we will be successful in reaching such agreements with Reliable or Catalent on terms satisfactory to us or at all.
In preparation for the initiation of the next phase of clinical evaluation of RIGScan CR, we have also initiated discussions with potential biologic manufacturers and radiolabeling organizations. We have held discussions with parties who may assist in the manufacturing validation and radiolabeling of the RIGScan CR product; however, we have not yet finalized agreements with these entities. We anticipate finalizing these discussions following securing a development partner in order to accommodate the commencement of future RIGScan CR clinical trials. We cannot assure you that we will be successful in securing and/or maintaining the necessary biologic, product and/or radiolabeling capabilities. See Risk Factors.
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
We cannot assure you that we will finalize supply and service agreements with Vermon, TSE or other subcontractors for the Quantix products, that we will be able to maintain our agreement with TriVirix, or that our subcontractors will be able to meet our production requirements on a timely basis, at the required levels of performance and quality. In the event that any of our subcontractors is unable or unwilling to meet our production requirements, we cannot assure you that an alternate source of supply could be established without significant interruption in product supply or without significant adverse impact to product availability or cost. Any significant supply interruption or yield problems that we or our subcontractors experience would have a material adverse effect on our ability to manufacture our products and, therefore, a material adverse effect on our business, financial condition, and results of operations until a new source of supply is qualified. See Risk Factors.
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

Gamma Detection Devices
With the emergence of ILM, a number of companies have begun to market gamma radiation detection instruments. Most of the competitive products have been designed from an industrial or nuclear medicine perspective rather than being developed initially for surgical use. We compete with products produced and/or marketed by Care Wise Medical Products Corporation, Intra-Medical Imaging LLC, RMD Instruments LLC, SenoRx, Pol.Hi.Tech. Srl, and other companies.
It is often difficult to glean accurate competitive information within the lymphatic mapping field, primarily because most of our competitors are either subsidiaries or divisions of large corporations or privately held corporations, whose sales revenue or volume data is not readily available or determinable. In addition, lymphatic mapping does not currently have a separate reimbursement code in most healthcare systems. As such, determining trends in the actual number of procedures being performed using lymphatic mapping is difficult. We believe, based on our understanding of EES’ success rate in competitive bid situations, that our market share has remained relatively constant or increased slightly in light of changes in the competitive landscape over the past few years. As we have discussed, we believe that current sales levels indicate that some prospective customers may be waiting on the results of important international clinical trials prior to adoption the SLNB procedure and purchasing a gamma detection device. We expect the results from these trials, when announced, will likely have a positive impact on sales volumes. We believe our intellectual property portfolio will be a barrier to competitive products; however, we cannot assure you that competitive products will not be developed, be successful in eroding our market share or affect the prices we receive for our gamma detection devices. See Risk Factors.
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
Surgeons who practice the lymphatic mapping procedure that Lymphoseek is intended for currently use other radiopharmaceuticals such as a sulphur-colloid compound in the U.S. and other colloidal compounds in other markets. However, these drugs are being used “off-label” in most major global markets (i.e., they are not specifically indicated for use as a lymphatic targeting agent). As such, we believe that Lymphoseek, if ultimately approved, would be the first drug specifically labeled for use as a sentinel lymph node targeting agent.
Blood Flow Measurement Devices
There are several technologies on the market that measure or claim to measure indices of blood flow. These products can be categorized as devices that measure blood flow directly and devices that only obtain an estimation of flow conditions. We believe our device is most directly competitive in the cardiac bypass graft (CABG) marketplace with Transit Time Ultrasound (TT) Flowmetry. TT is the leading modality for blood flow measurement in the operating room today. TT systems monitor blood flow invasively and are restricted to isolated vessels. They require probe adaptation to the vessel size, and do not provide additional vascular parameters. The technology requires the operator to encircle the blood vessel with a probe that includes two ultrasound transmitters/receivers on one side, and a mirror reflector on the opposite side of the vessel. By measuring the transit time of the ultrasound beam in the upstream and downstream directions, volume blood flow estimates can be evaluated. In addition, there are other competitive technologies in CABG applications which utilize Doppler ultrasound. Doppler technology has been around for several decades, and is being widely used in non-invasive vascular diagnostics. Duplex ultrasound systems have the potential to measure blood flow non-invasively. Duplex systems are designed for imaging the anatomical severity of pathology. This method is technician-dependent, often cumbersome and does not offer monitoring capabilities. Plain Doppler systems provide only blood flow velocity rather than volume flow.

Cardiosonix products are designed to address blood flow measurement across a variety of clinical and surgical settings, and there are a number of companies already in the marketplace that offer products related to blood flow measurement. However, most of these products do not directly compete with Cardiosonix products. The companies that do offer potentially competitive products are, for the most part, smaller, privately held companies, with which we believe we can effectively compete. Indeed, due to our belief in the technical superiority of our products, we believe the existence of competitors will help to educate the marketplace regarding the importance of blood flow measurement. As we have discussed, adoption of blood flow monitoring devices for the measurement of hemodynamic status will likely take an involved education process as it often involves a change in clinical or surgical management. While there is not a clear leader in blood flow measurement in the broader vascular assessment market, the following companies compete most directly with the Quantix products in the CABG market: Transonic Systems, Inc., Medi-Stim AS, and Carolina Medical, Inc.
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
Patents and Proprietary Rights
We regard the establishment of a strong intellectual property position in our technology as an integral part of the development process. We attempt to protect our proprietary technologies through patents and intellectual property positions in the United States as well as major foreign markets. Approximately 20 instrument patents issued in the United Sates as well as major foreign markets protect our gamma detection technology.
Cardiosonix has also applied for patent coverage for the key elements of its Doppler blood flow technology in the U.S. The first of the two patents covering Cardiosonix technology was issued in the U.S. in January 2003 and claims for the second patent have been allowed.
Lymphoseek is also the subject of patents and patent applications in the United States and certain major foreign markets. The patents and patent applications are held by The Regents of the University of California and have been licensed exclusively to Neoprobe for lymphatic tissue imaging and intraoperative detection. The first composition of matter patent covering Lymphoseek was issued in the United States in June 2002. The claims of the composition of matter patent covering Lymphoseek have been allowed in the EU and issued in the majority of EU countries in 2005. The composition of matter patent is being prosecuted in Japan and we have received notice of the allowance of the underlying claims.
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
We require our employees, consultants, advisers, and suppliers to execute a confidentiality agreement upon the commencement of an employment, consulting or manufacturing relationship with us. The agreement provides that all confidential information developed by or made known to the individual during the course of the relationship will be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual will be the exclusive property of our company. We cannot assure you, however, that these agreements will provide meaningful protection for our trade secrets in the event of an unauthorized use or disclosure of such information. See Risk Factors.
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
In the early- to mid-1990s, the review time by FDA to clear medical products for commercial release lengthened and the number of marketing clearances decreased. In response to public and congressional concern, FDA Modernization Act of 1997 (the 1997 Act) was adopted with the intent of bringing better definition to the clearance process for new medical products. While FDA review times have improved since passage of the 1997 Act, we cannot assure you that FDA review process will not continue to delay our company’s introduction of new products in the U.S. in the future. In addition, many foreign countries have adopted more stringent regulatory requirements that also have added to the delays and uncertainties associated with the release of new products, as well as the clinical and regulatory costs of supporting such releases. It is possible that delays in receipt of, or failure to receive, any necessary clearance for our new product offerings could have a material adverse effect on our business, financial condition or results of operations.
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
Our initial generation gamma detection instruments received 510(k) marketing clearance from FDA in December 1986 with modified versions receiving similar clearances in 1992 through 1997. In 1998, FDA reclassified “nuclear uptake detectors” as being exempt from the 510(k) process. We believe the neo2000 device is exempt from the 510(k) process because it is substantially equivalent to previously cleared predecessor devices. We obtained the CE Mark for the neo2000 device in January 1999, and therefore, must continue to manufacture the devices under a quality system compliant to the requirements of ISO 9001/EN 46001 and maintain appropriate technical files. We maintain a license to import our gamma detection devices into Canada, and therefore must continue to manufacture the devices under a quality system compliant to the requirements of ISO 13485 and relevant Canadian regulations.
Cardiosonix has received 510(k) and CE mark clearance to market the Quantix/OR device in the U.S. and EU. Our distribution partners in certain foreign markets other than the EU are seeking marketing clearances, as required, for the Quantix/OR.
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
Research and Development
We spent $2.9 million and $3.8 million on research and development activities in the fiscal years ended December 31, 2007 and 2006, respectively.
Employees
As of March 14, 2008, we had 21 full-time employees. We consider our relations with our employees to be good.
Item 1A. Risk Factors
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

We had an accumulated deficit of approximately $140.8 million and have an overall deficit in stockholders’ equity as of December 31, 2007. Although we were profitable in 2000 and in 2001, we incurred substantial losses in the years prior to that, and again in 2002 through 2007. The deficit resulted because we expended more money in the course of researching, developing and enhancing our technology and products and establishing our marketing and administrative organizations than we generated in revenues. We expect to continue to incur significant expenses in the foreseeable future, primarily related to the completion of development and commercialization of Lymphoseek, but also potentially related to RIGS and our device product lines. As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to again attain profitability.
Our products and product candidates may not achieve the broad market acceptance they need in order to be a commercial success.
Widespread use of our handheld gamma detection devices is currently limited to one surgical procedure, Sentinel Lymph Node Biopsy (SLNB), used in the diagnosis and treatment of two primary types of cancer: melanoma and breast cancer. While the adoption of SLNB within the breast and melanoma indications appears to be widespread, expansion of SLNB to other indications such as head and neck, colorectal and prostate cancers is likely dependent on a better lymphatic tissue targeting agent than is currently available. Without expanded indications in which to apply SLNB, it is likely that gamma detection devices will eventually reach market saturation. Our efforts and those of our marketing and distribution partners may not result in significant demand for our products, and the current demand for our products may decline.
To date, our efforts to place Cardiosonix’ Quantix products have met with limited success. The long-term commercial success of the Quantix product line will require much more widespread acceptance of our blood flow measurement products than we have experienced to date. Widespread acceptance of blood flow measurement would represent a significant change in current medical practice patterns. Other cardiac monitoring procedures, such as pulmonary artery catheterization, are generally accepted in the medical community and have a long standard of use. It is possible that the Quantix product line will never achieve the broad market acceptance necessary to become a commercial success.
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
We believe that we have access to sufficient financial resources with which to fund our operations or those of our subsidiaries for the foreseeable future. We expect to raise additional capital during 2008 through existing financing facilities already available to us in order to continue executing on our current business plan. However, if we are unsuccessful in raising additional capital, closing on financing under already agreed to terms, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned development activities and other operations.

In December 2006, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC (Fusion) that allows us to sell shares of common stock for up to $6.0 million in proceeds. We authorized up to 12,000,000 shares of our common stock for sale to Fusion under the agreement, and issued 720,000 shares as a commitment fee. Up to an additional 720,000 shares of our common stock may be issued to Fusion as an additional commitment fee as shares are sold to Fusion. Our right to make sales under the agreement is limited to $50,000 every four business days, unless our stock price equals or exceeds $0.30 per share, in which case we can sell greater amounts to Fusion as the price of our common stock increases. Fusion does not have the right or the obligation to purchase any shares on any business day that the market price of our common stock is less than $0.20 per share. Through December 31, 2007, we have sold Fusion 7,568,671 million shares of common stock and issued 954,000 shares of stock as commitment fees to Fusion, resulting in gross proceeds of $1.95 million. Assuming the remaining 4,431,329 shares are sold, the selling price per share would have to average at least $0.92 for us to receive the maximum proceeds from this offering of $6.0 million. Assuming a purchase price of $0.29 per share (the closing sale price of the common stock on December 31, 2007), the remaining proceeds from this offering would only be $1.29 million.
The extent to which we rely on Fusion as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through the sale of our products. Specifically, Fusion does not have the right or the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.20 per share. Further, under the terms of the financing discussed in the following paragraph, we are prohibited from accessing the Fusion line until certain conditions are satisfied. To the extent that we are unable to make sales to Fusion to meet our capital needs, or to the extent that we decide not to make such sales because of excessive dilution or other reasons, and if we are unable to generate sufficient revenues from sales of our products, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the full $4.05 million potentially remaining under the agreement with Fusion, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.
On December 26, 2007, we entered into a Securities Purchase Agreement with Platinum-Montaur Life Sciences, LLC (Montaur), pursuant to which we issued Montaur a 10% Series A Convertible Senior Secured Promissory Note in the principal amount of $7,000,000, due December 26, 2011 (the Series A Note) and a five-year Series W warrant to purchase 6,000,000 shares of Neoprobe’s common stock at an exercise price of $0.32 per share. Montaur may convert $3.5 million of the Series A Note into shares of Common Stock at the fixed conversion price of $0.26 per share. Pursuant to the terms of the Securities Purchase Agreement, upon commencement of the Phase 3 clinical studies of Lymphoseek, we will issue Montaur a 10% Series B Convertible Senior Secured Promissory Note, due December 26, 2011 (the Series B Note, and hereinafter referred to collectively with the Series A Note as the Montaur Notes), and a five-year Series X warrant to purchase an amount of Common Stock equal to the number of shares into which Montaur may convert the Series B Note, at an exercise price of 115% of the conversion price of the Series B Note, for an aggregate purchase price of $3,000,000. Additionally, upon completion of enrollment of 200 patients in the Phase 3 clinical studies of Lymphoseek, Neoprobe will issue to Montaur 3,000 shares of its 8% Series A Cumulative Convertible Preferred Stock (the Preferred Stock) and a five-year Series Y warrant (hereinafter referred to collectively with the Series W warrant and Series X warrant as the Montaur Warrants) to purchase an amount of Common Stock equal to the number of shares into which Montaur may convert the Preferred Stock, at an exercise price of 115% of the conversion price of the Preferred Stock, also for an aggregate purchase price of $3,000,000.
The Series A Note bears interest at a rate per annum equal to 10%, and is partially convertible at the option of Montaur into common stock at a price of $0.26 per share. Upon issuance the Series B Note will also bear interest at a rate per annum equal to 10%. Montaur will have the right to convert the Series B Note into Common Stock at a price equal to the lesser of $0.40 and the closing price of our common stock on the issuance date of the Series B Note. Pursuant to the provisions of the Certificate of

Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A 8% Cumulative Convertible Preferred Stock, Montaur may convert all or any portion of the shares of Preferred Stock into a number of shares of common stock equal to the quotient of: (1) the Liquidation Preference Amount of the shares of Preferred Stock by (2) the Conversion Price then in effect for the Preferred Stock. Per the Certificate of Designations, the “Liquidation Preference Amount” is equal to $1,000 per share of Preferred Stock, and the “Conversion Price” is equal to the lesser of $0.50 and the closing price of the Common Stock on the issuance date of the Preferred Stock, subject to adjustment as described in the Certificate of Designations.
Clinical trials for our radiopharmaceutical product candidates will be lengthy and expensive and their outcome is uncertain.
Before obtaining regulatory approval for the commercial sale of any product candidates, we must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for use in humans. Conducting clinical trials is a time consuming, expensive and uncertain process and may take years to complete. We recently successfully completed a Phase 2 clinical trial for our most advanced radiopharmaceutical product candidate, Lymphoseek, and are preparing to commence two pivotal Phase 3 trials for this product; one in breast cancer or melanoma and a second in head and neck squamous cell carcinoma. We are also taking steps to obtain FDA or EMEA approval of a Phase 3 clinical protocol for our next radiopharmaceutical candidate, RIGScan CR. Historically, the results from preclinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. Frequently, drugs that have shown promising results in preclinical or early clinical trials subsequently fail to establish sufficient safety and efficacy data necessary to obtain regulatory approval. At any time during the clinical trials, we, the participating institutions, FDA or EMEA might delay or halt any clinical trials for our product candidates for various reasons, including:
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
We recently executed an agreement with Cardinal Health for the distribution of Lymphoseek in the United States. We do not currently have collaborative agreements covering Lymphoseek in other areas of the world or for RIGScan CR or ACT. We cannot assure you that we will be successful in securing collaborative partners for other markets or radiopharmaceutical products, or that we will be able to negotiate acceptable terms for such arrangements. The development, regulatory approval and commercialization of our product candidates will depend substantially on the efforts of collaborative partners, and if we fail to secure or maintain successful collaborative arrangements, or if our partners fail to perform their obligations, our development, regulatory, manufacturing and marketing activities may be delayed, scaled back or suspended.
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
We may not receive the regulatory approvals necessary to commercialize our Lymphoseek and RIGScan product candidates, which could cause our business to be severely harmed. Our product candidates are subject to extensive and rigorous government regulation. FDA regulates, among other things, the development, testing, manufacture, safety, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. If our potential products are marketed abroad, they will also be subject to extensive regulation by foreign governments. None of our product candidates has been approved for sale in the United States or in any foreign market. The regulatory review and approval process, which includes preclinical studies and clinical trials of each product candidate, is lengthy, complex, expensive and uncertain. Securing FDA clearance to market requires the submission of extensive preclinical and clinical data and supporting information to FDA for each indication to establish the product candidate’s safety and efficacy. Data obtained from preclinical and clinical trials are susceptible to varying interpretation, which may delay, limit or prevent regulatory approval. The approval process may take many years to complete and may involve ongoing requirements for post-marketing studies. In light of the limited regulatory history of monoclonal antibody-based therapeutics, regulatory approvals for our products may not be obtained without lengthy delays, if at all. Any FDA or other regulatory approvals of our product candidates, once obtained, may be withdrawn. The effect of government regulation may be to:
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
FDA regulates our gamma detection and blood flow measurement products in the United States. Foreign countries also subject these products to varying government regulations. In addition, these regulatory authorities may impose limitations on the use of our products. FDA enforcement policy strictly prohibits the marketing of FDA cleared medical devices for unapproved uses. Within the European Union, our products are required to display the CE Mark in order to be sold. We have obtained FDA clearance to market and European certification to display the CE Mark on our current line of gamma detection systems and on initial blood flow product, the Quantix/OR. We may not be able to obtain clearance to market any new products in a timely manner, or at all. Failure to comply with these and other current and emerging regulatory requirements in the global markets in which our products are sold could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance for devices, withdrawal of clearances, and criminal prosecution.
We rely on third parties to manufacture our products and our business will suffer if they do not perform.

We rely on independent contract manufacturers for the manufacture of our current neo2000 line of gamma detection systems and for our Quantix line of blood flow monitoring products. Our business will suffer if our contract manufacturers have production delays or quality problems. Furthermore, medical device manufacturers are subject to the QSR of FDA, international quality standards, and other regulatory requirements. If our contractors do not operate in accordance with regulatory requirements and quality standards, our business will suffer. We use or rely on components and services used in our devices that are provided by sole source suppliers. The qualification of additional or replacement vendors is time consuming and costly. If a sole source supplier has significant problems supplying our products, our sales and revenues will be hurt until we find a new source of supply. In addition, our distribution agreement with Ethicon Endo-Surgery, Inc. (EES) for gamma detection devices contains failure to supply provisions, which, if triggered, could have a significant negative impact on our business.
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
Unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives applicable to our radiopharmaceutical products and product candidates could limit our potential product revenue.
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
In connection with our agreement with Fusion, we have authorized the sale of up to 12,000,000 shares of our common stock and the issuance of 1,440,000 shares in commitment fees, and we filed a registration statement with the SEC for the sale to the public of the entire 13,440,000 shares. Through December 31, 2007, we have sold Fusion 7,568,671 million shares of common stock and issued 954,000 shares of stock as commitment fees to Fusion. The number of shares ultimately offered for sale to the public will be dependent upon the number of shares purchased by Fusion under the agreement. It is anticipated that these shares will be sold over a period of up to 24 months from the date of the agreement, at prices that will fluctuate based on changes in the market price of our common stock over that period. Depending upon market liquidity at the times sales are made, these sales could cause the market price of our common stock to decline. Consequently, sales to Fusion may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock by Fusion, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to Fusion and the agreement may be terminated by us at any time at our discretion without any cost to us.
The sale of the shares of common stock acquired in private placements could cause the price of our common stock to decline.
During 2003 and 2007, we completed financings in which we issued common stock, convertible notes, warrants and other securities convertible into common stock to certain private investors. The terms of these transactions require that we file registration statements with the Securities and Exchange Commission (SEC) under which the investors may resell to the public common stock acquired in these transactions, as well as common stock acquired on the exercise of the warrants and convertible securities held by them.
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
In the United States, patent applications are secret until patents are issued, and in foreign countries, patent applications are secret for a time after filing. Publications of discoveries tend to significantly lag the actual discoveries and the filing of related patent applications. Third parties may have already filed applications for patents for products or processes that will make our products obsolete or will limit our patents or invalidate our patent applications.
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
Our license agreements for Lymphoseek, RIGS, and ACT contain provisions that require that we demonstrate ongoing diligence in the continuing research and development of these potential products. Cira Bio’s rights to certain applications of the ACT technology may be affected by its failure to achieve certain capital raising milestones although no such notices to that effect have been received to date. We have provided information, as required or requested, to the licensors of our technology indicating the steps we have taken to demonstrate our diligence and believe we are adequately doing so to meet the terms and/or intent of our license agreements. However, it is possible that the licensors may not consider our actions adequate in demonstrating such diligence. Should we fail to demonstrate the requisite diligence required by any such agreements or as interpreted by the respective licensors, we may lose our development and commercialization rights for the associated product.
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
We may have difficulty attracting and retaining qualified personnel and our business may suffer if we do not.
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
All of our material assets have been pledged as collateral for the $7 million in principal amount of our Series A Convertible Notes, issued to Montaur and a $1 million in principal amount Series B Convertible Note issued to our CEO and members of his family dated July 3, 2007, as amended December 26, 2007 (collectively, the Notes). In addition to the security interest in our assets, the Notes carry substantial covenants that impose significant requirements on us, including, among others, requirements that:
•	we pay all principal by December 26, 2011;

•	we use the proceeds from the sale of the Notes only for permitted purposes, such as Lymphoseek development and general corporate purposes;

•	we keep reserved out of our authorized shares of common stock sufficient shares to satisfy our obligation to issue shares on conversion of the Notes and the exercise of the warrants issued in connection with the sale of the Notes; and

•	we indemnify the purchasers of the Notes against certain liabilities.
Additionally, with certain exceptions, the Notes prohibit us from:
•	amending our organizational or governing agreements and documents, entering into any merger or consolidation, dissolving the company or liquidating its assets, or acquiring all or any substantial part of the business or assets of any other person;

•	engaging in transactions with any affiliate;

•	entering into any agreement inconsistent with our obligations under the Notes and related agreements;

•	incurring any indebtedness, capital leases, or contingent obligations outside the ordinary course of business;

•	granting or permitting liens against or security interests in our assets;

•	making any material dispositions of our assets outside the ordinary course of business;

•	declaring or paying any dividends or making any other restricted payments; or

•	making any loans to or investments in other persons outside of the ordinary course of business.
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
Our common stock is quoted via the OTC Bulletin Board. As such, our common stock may have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ Stock Market. These factors may result in higher price volatility and less market liquidity for the common stock.
A low market price may severely limit the potential market for our common stock.

Our common stock is currently trading at a price substantially below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers. These rules generally apply to any non-NASDAQ equity security that has a market price share of less than $5.00 per share, subject to certain exceptions (a “penny stock”). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock.
The price of our common stock has been highly volatile due to several factors that will continue to affect the price of our stock.
Our common stock traded as low as $0.19 per share and as high as $0.50 per share during the 12-month period ended December 31, 2007. The market price of our common stock has been and is expected to continue to be highly volatile. Factors, including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, may have a significant impact on the market price of our stock. In addition, potential dilutive effects of future sales of shares of common stock by the company and by stockholders, and subsequent sale of common stock by the holders of warrants and options could have an adverse effect on the market price of our shares.
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
Generally, the trading volume for our common stock has been relatively limited. A consistently active trading market for our common stock may not occur on the OTCBB. The average daily trading volume for our common stock on the OTCBB for the 12-month period ended December 31, 2007 was approximately 140,000 shares.
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
Because we will not pay dividends in the foreseeable future, stockholders will only benefit from owning common stock if it appreciates.
We have never paid dividends on our common stock and we do not intend to do so in the foreseeable future. We intend to retain any future earnings to finance our growth. Accordingly, any potential investor who anticipates the need for current dividends from his investment should not purchase our common stock.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We currently lease approximately 11,300 square feet of office space at 425 Metro Place North, Dublin, Ohio, as our principal offices. The current lease term is from June 1, 2007 and ending on January 31, 2013, at a monthly base rent of approximately $8,000 during 2008. We must also pay a pro-rata portion of the operating expenses and real estate taxes of the building. We believe these facilities are in good condition, but that we may need to expand our leased space related to our radiopharmaceutical activities depending on the level of activities performed internally versus by third parties.
Item 3. Legal Proceedings
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the OTCBB under the trading symbol NEOP. The prices set forth below reflect the quarterly high, low and closing sales prices for shares of our common stock during the last two fiscal years as reported by Reuters Limited. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

	High	Low	Close
Fiscal Year 2007:
First Quarter	$0.27	$0.20	$0.24
Second Quarter	0.32	0.19	0.31
Third Quarter	0.50	0.23	0.31
Fourth Quarter	0.35	0.25	0.29

Fiscal Year 2006:
First Quarter	$0.36	$0.25	$0.29
Second Quarter	0.30	0.23	0.26
Third Quarter	0.33	0.23	0.33
Fourth Quarter	0.34	0.22	0.24
As of March 14, 2008, we had approximately 779 holders of common stock of record.
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
During 2005, certain investors and placement agents who received warrants to purchase our common stock in connection with a November 2003 financing exercised a total of 206,865 warrants in exchange for 206,865 shares of our common stock, resulting in net proceeds of $57,922. During 2008 to date, certain investors exercised a total of 1,354,349 of the November 2003 warrants on a cashless basis in exchange for issuance of 270,870 shares of our common stock. The issuances of the shares and warrants to the investors and the placement agents were exempt from registration under Sections 4(2) and 4(6) of the Securities Act and Regulation D.
In December 2006, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC (Fusion). We have authorized up to 12,000,000 shares of our common stock for sale to Fusion under the agreement. Under the terms of the agreement, in December 2006, we issued 720,000 shares of our common stock as an initial commitment fee, in reliance upon an exemption from registration provided by Sections 4(2) and 4(6) of the Securities Act and Regulation D. We are also required to issue to Fusion an additional 720,000 shares of our common stock as an additional commitment fee in connection with each purchase made by Fusion. The additional 720,000 shares will be issued pro rata as we sell our common stock to Fusion under the agreement, resulting in a total commitment fee of 1,440,000 shares of our common stock if the entire $6.0 million in value of stock is sold. The price of shares sold to Fusion will generally be based on market prices for purchases that are not subject to the floor price of $0.20 per share. During 2007 and 2006, we sold a total of 7,360,338 and 208,333 shares of common stock under the agreement and realized gross proceeds of $1,900,000 and $50,000 from such sales, respectively. Also during 2007 and 2006, we issued Fusion 228,000 and 6,000 shares, respectively, of common stock as additional commitment fees related to such sales.
In March 2006, March 2007 and February 2008, our Board of Directors authorized the issuance of 67,987, 107,313 and 114,921 shares, respectively, of common stock to the trustees of our 401(k) employee benefit plan (the Plan) without registration. Such issuance is exempt from registration under the Securities Act under Section 3(a)(2). The Plan is a pension, profit sharing or stock bonus plan that is qualified under Section 401 of the Internal Revenue Code. The assets of the Plan are held in a single trust fund for the benefit of our employees, which does not hold assets for the benefit of the employees of any other employer. All of the contributions to the Plan from our employees have been invested in assets other than our common stock. We have contributed all of the Neoprobe common stock held by the Plan as a matching contribution that has been less in value at the time it was contributed to the Plan than the employee contributions that it matches.
In May 2007, we entered into an agreement with an investment banking firm in which we agreed to issue a total of 200,000 shares of our common stock over a 12-month period in exchange for certain advisory services. In July 2007, we issued 50,000 shares of our common stock to the investment banking firm as partial payment for their services under the agreement. The issuance of these shares was exempt from registration under Sections 4(2) and 4(6) of the Securities Act and Regulation D.
In July 2007, David C. Bupp, our President and CEO, and certain members of his family (the Bupp Investors) purchased a $1.0 million convertible note (the Bupp Note) and warrants. The note bears interest at 10% per annum, had an original term of one year and is repayable in whole or in part with no penalty. The note is convertible into shares of our common stock at a price of $0.31 per share, a 25% premium to the average closing market price of our common stock for the 5 days preceding the closing of the transaction. As part of this transaction, we issued the investors 500,000 Series V warrants to purchase our common stock at an exercise price of $0.31 per share, expiring in July 2012. The issuances of the shares and warrants to the Bupp Investors were exempt from registration under Sections 4(2) and 4(6) of the Securities Act and Regulation D. In connection with the issuances of the shares and warrants, we agreed to file a registration statement when demanded by the Bupp Investors under which the Bupp Investors would be able to resell the underlying shares of common stock to the public.
On December 26, 2007, we entered into a Securities Purchase Agreement with Platinum-Montaur Life Sciences, LLC (Montaur), pursuant to which we issued Montaur a 10% Series A Convertible Senior Secured Promissory Note in the principal amount of $7,000,000, due December 26, 2011 (the Series A Note) and a five-year Series W warrant to purchase 6,000,000 shares of Neoprobe’s common stock at an exercise price of $0.32 per share. Montaur may convert $3.5 million of the Series A Note into shares of Common Stock at the fixed conversion price of $0.26 per share. Pursuant to the terms of the Securities Purchase Agreement, upon commencement of the Phase 3 clinical studies of Lymphoseek®, we will issue Montaur a 10% Series B Convertible Senior Secured Promissory Note, due December 26, 2011 (the Series B Note, and hereinafter referred to collectively with the Series A Note as the Montaur Notes), and a five-year Series X warrant to purchase an amount of Common Stock equal to the number of shares into which Montaur may convert the Series B Note, at an exercise price of 115% of the conversion price of the Series B Note, for an aggregate purchase price of $3,000,000. Additionally, upon completion of enrollment of 200 patients in the Phase 3 clinical studies of Lymphoseek, Neoprobe will issue to Montaur 3,000 shares of its 8% Series A Cumulative Convertible Preferred Stock (the Preferred Stock) and a five-year Series Y warrant (hereinafter referred to collectively with the Series W warrant and Series X warrant as the Montaur Warrants) to purchase an amount of Common Stock equal to the number of shares into which Montaur may convert the Preferred Stock, at an exercise price of 115% of the conversion price of the Preferred Stock, also for an aggregate purchase price of $3,000,000.
The Series A Note bears interest at a rate per annum equal to 10%, and is partially convertible at the option of Montaur into common stock at a price of $0.26 per share. Upon issuance the Series B Note will also bear interest at a rate per annum equal to 10%. Montaur will have the right to convert the Series B

Note into Common Stock at a price equal to the lesser of $0.40 and the closing price of our common stock on the issuance date of the Series B Note. Pursuant to the provisions of the Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A 8% Cumulative Convertible Preferred Stock, Montaur may convert all or any portion of the shares of Preferred Stock into a number of shares of common stock equal to the quotient of: (1) the Liquidation Preference Amount of the shares of Preferred Stock by (2) the Conversion Price then in effect for the Preferred Stock. Per the Certificate of Designations, the “Liquidation Preference Amount” is equal to $1,000 per share of Preferred Stock, and the “Conversion Price” is equal to the lesser of $0.50 and the closing price of the Common Stock on the issuance date of the Preferred Stock, subject to adjustment as described in the Certificate of Designations.
The issuances of the Montaur Notes and Warrants were exempt from registration under Sections 4(2) and 4(6) of the Securities Act and Regulation D. Under the terms of a Registration Rights Agreement, dated December 26, 2007, between Neoprobe and Montaur, we agreed to file a registration statement with the Securities and Exchange Commission registering the shares of common stock underlying the Montaur Notes and Warrants, and the Preferred Stock, no later than 60 days following the closing, which deadline has since been extended to April 15, 2008. WBB Securities, LLC (WBB) acted as placement agent in connection with the transaction between Neoprobe and Montaur. In consideration for its services as placement agent Neoprobe paid WBB a fee equal to 6% of the gross proceeds received by Neoprobe from the Montaur financing.
In connection with the Montaur Purchase Agreement, Montaur requested that the term of the $1.0 million Bupp Note be extended until at least one day following the maturity date of the Montaur Notes. In consideration for the Bupp Investors’ agreement to extend the term of the Bupp Note pursuant to an Amendment to the Bupp Purchase Agreement, dated December 26, 2007, we agreed to provide security for the obligations evidenced by the Amended 10% Convertible Note in the principal amount of $1,000,000, due December 31, 2011, executed by Neoprobe in favor of the Bupp Investors (the Amended Bupp Note), under the terms of a Security Agreement, dated December 26, 2007, by and between Neoprobe and the Bupp Investors (the Bupp Security Agreement). This security interest is subordinate to the security interest of Montaur. As further consideration for extending the term of the Bupp Note, we issued the Bupp Investors 500,000 Series V warrants to purchase our common stock at an exercise price of $0.32 per share, expiring in December 2012. The issuance of the additional warrants to the Bupp Investors was exempt from registration under Sections 4(2) and 4(6) of the Securities Act and Regulation D.
During 2008 to date, David C. Bupp, our President and CEO, who received warrants in connection with an April 2003 financing, exercised 375,000 Series Q warrants in exchange for issuance of 375,000 shares of our common stock, resulting in gross proceeds of $48,750. In addition, an outside investor, who also received warrants in connection with an April 2003 financing, exercised 500,000 Series Q warrants in exchange for issuance of 500,000 shares of our common stock, resulting in gross proceeds of $65,000. The issuances of the warrants to Mr. Bupp and the outside investor were exempt from registration under Sections 4(2) and 4(6) of the Securities Act and Regulation D.
Item 6. Selected Financial Data
Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read together with our Consolidated Financial Statements and the Notes related to those statements, as well as the other financial information included in this Form 10-K. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our business, refer to Item 1 of this Form 10-K, Business — Risk Factors.
The Company
Neoprobe Corporation is a biomedical technology company that provides innovative surgical and diagnostic products that enhance patient care. We currently market two lines of medical devices; our neo2000® gamma detection systems and the Quantix® line of blood flow measurement devices of our subsidiary, Cardiosonix. In addition to our medical device products, we have two radiopharmaceutical products, Lymphoseek and RIGScan® CR, in advanced phases of clinical development. We are also exploring the development of our activated cellular therapy (ACT) technology for patient-specific disease treatment through our majority-owned subsidiary, Cira Biosciences, Inc. (Cira Bio).
Executive Summary
This Executive Summary section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Our financial performance is highly dependent on our ability to continue to generate income and cash flow from our gamma device product line and on our ability to successfully commercialize the blood flow products of our subsidiary, Cardiosonix. We cannot assure you, however, that we will achieve the volume of sales anticipated, or if achieved, that the margin on such sales will be adequate to produce positive operating cash flow. We continue to be optimistic about the longer-term potential for our other proprietary, procedural-based technologies such as Lymphoseek and RIGS® (radioimmunoguided surgery); however, these technologies are not anticipated to generate any significant revenue for us during 2008. In addition, we cannot assure you that these products will ever obtain marketing clearance from the appropriate regulatory bodies.
We believe that the future prospects for Neoprobe continue to improve as we make progress in all of our lines of business. We expect revenue from our gamma device line to continue to provide a strong revenue base during 2008. Sales of our blood flow measurement devices continue to fall short of our expectations. While we have seen only limited success in selling our blood flow devices into the cardiovascular arena but believe some recent improvements in the device may provide an entrée into dialysis/vascular assessment applications. As a result, we expect that blood flow-related revenue for 2008 to increase above 2007 levels. Over the past few years, we have also made progress on our oncology drug development initiatives. We recently completed patient enrollment in a Phase 2 clinical trial for Lymphoseek in breast cancer and melanoma.
The majority of our development expenses over the next 12 to 18 months will be devoted to Lymphoseek and our efforts to complete Phase 3 clinical trials and to prepare for the submission of a new drug application (NDA) to the U.S. Food and Drug Administration (FDA). We currently expect to submit the NDA in the first half of 2009 subject to receiving clearance from FDA to commence the Phase 3 studies in a timely fashion. Through 2007, we have spent approximately $5 million in out-of-pocket costs related to the development of Lymphoseek. We anticipate the total outsourced out-of-pocket costs required to reach the point of commercialization for Lymphoseek to be approximately $9 to $10 million. We also expect to incur development expenses in 2008 as we move forward with our marketing partner, Ethicon Endo-Surgery, Inc. (EES) to continue to expand and innovate our device product lines through line extensions in our gamma detection probes. The amount of device development expenses will vary following final agreement on development projects by EES. EES may contribute to the cost of developing the new products. We are currently devoting some of our internal engineering efforts to modify the Quantix/ORTM to better meet the needs of the dialysis/vascular assessment market but we expect to be able to do so with minimal external resources. As a result of the minimal incremental funding necessary to support our blood flow measurement business beyond that needed to support our gamma device line, we believe we are operating at close to breakeven for our device lines based on our current expectations. We will continue to monitor the state of market development and success for our blood flow measurement business and adjust our business plans accordingly. We may also incur some minor development expenses in 2008 related to our RIGS radiopharmaceutical product development although we intend to defer any major expenses until we identify a funding source or a partner to assist us in the development and commercialization of RIGScan CR. We expect to show a loss for fiscal year 2008 primarily due to our drug product development efforts.
As of December 31, 2007 our cash on hand totaled $1.5 million. We believe our currently available capital resources and committed sources of financing will be adequate to sustain our operations at planned levels for the foreseeable future. The financing agreement with Montaur gives us access to an additional $6.0 million beyond the $7.0 million already accessed. If we decide to seek additional funding from other sources to support the development of our products and additional financing is not available when required or is not available on acceptable terms, or we are unable to arrange a suitable strategic opportunity, we may need to modify our business plan. We cannot assure you that the additional capital we require will be available on acceptable terms, if at all. We cannot assure you that we will be able to successfully commercialize products or that we will achieve significant product revenues from our current or potential new products. In addition, we cannot assure you that we will achieve or sustain profitability in the future.
Our Outlook for our Gamma Detection Device Products
We believe our core gamma detection device business line will continue to achieve positive results. Our belief is based on continued interest in the research community in lymphatic mapping. Although numerous studies have examined the correlation between the sentinel node and the remaining axillary nodes, two large randomized multi-center trials ended about three years ago that will compare the long-term results of sentinel lymph node removal with full axillary node dissection. While both of these trials are now closed, we expect data from these studies will likely be presented sometime in 2009. We expect the results from these clinical trials, when announced, will have a positive impact on helping us to penetrate the remaining market for breast cancer and melanoma. We also believe that the surgical community will continue to adopt the SLNB application while a standard of care determination is still pending. We also believe that Lymphoseek, our lymphatic targeting agent, should it become commercially available, could significantly improve the adoption of sentinel lymph node biopsy (SLNB) in future years in areas beyond melanoma and breast cancer. To that end, we are supporting the clinical evaluation of Lymphoseek in human patients a planned Phase 3 trial in head and neck squamous cell carcinoma and in ongoing Phase 1 trials in patients with either prostate or colon cancers.
We believe that most of the leading cancer treatment institutions in the U.S. and other major global markets have adopted SLNB and purchased gamma detection systems such as the neo2000. As a result, we may be reaching saturation within this segment of the market, except for a replacement sales market which we also believe is developing as devices introduced during the early years of lymphatic mapping begin to age over ten years. A decline in the adoption rate of SLNB or the development of alternative technologies by competitors may negatively impact our sales volumes, and therefore, revenues and net income in future years. In order to address the issue of potential saturation as well as to continue to provide our customers with the highest quality tools for performing SLNB, we introduced a new wireless handheld gamma detection probe at the American College of Surgeons 92nd Annual Clinical Congress meeting in Chicago in October 2006. The new probe uses Bluetooth® wireless technology to communicate gamma radiation counts to our neo2000 control unit. The wireless probe eliminates cumbersome cables that can complicate the surgical field and provides the surgeon with operative field flexibility. The new probe is compatible with all existing models of our neo2000 system and is available with either a straight or angled detection tip.
During March 2006, our primary gamma device marketing partner, Ethicon Endo-Surgery, Inc. (EES), a Johnson & Johnson company, exercised the second of its two options to extend the termination date of our distribution agreement with them through the end of 2008. In December 2007, Neoprobe and EES executed an amendment to the distribution agreement which extended the agreement through the end of 2013. The amendment modified certain terms of the agreement including increasing the percentage of EES’ sales which Neoprobe receives by 15-20% and setting minimum performance requirements in order to maintain exclusivity. As consideration for extending the distribution agreement through the end of 2013, EES paid us $500,000 in December 2007, representing a non-refundable license fee and reimbursement of past research and development expenses. We believe that total quantities of neo2000 control units expected to be purchased by EES during 2008 should be consistent with 2006 and 2007 purchase levels. We cannot assure you, however, that EES’ product purchases beyond those firmly committed through mid-2008 will indeed occur or that the prices we realize will not be affected by increased competition.
Under the terms of our distribution agreement with EES, the transfer prices we receive on product sales to EES are based on a fixed percentage of their end-customer sales price, subject to a floor transfer price. Throughout their sales history, our products have generally commanded a price premium in most of the markets in which they are sold, which we believe is due to their superior performance and ease of use. The average end-customer sales prices received by EES for our base gamma detection systems declined less than 1% in 2007 as compared to 2006. While we continue to believe in the technical and user-friendly superiority of our products, the competitive landscape continues to evolve and we may lose market share or experience price erosion as a result. A loss of market share or significant price erosion would have a direct negative impact on net income. If price erosion occurs to a greater extent 2008, or if the U.S. Dollar gains significantly against the Euro, there is a risk associated with future sales prices of our gamma detection devices to EES that may erode some or all of the premium we received in prior years in excess of the floor price. We anticipate generating a net profit from the sale of our gamma detection devices in 2008, excluding the allocation of any corporate general and administrative costs. We also believe the anticipated volumes will result in continued profitability for our gamma device business line for 2008, even at floor prices. However, we cannot assure you that sales will occur at the expected levels or prices or that such sales will ultimately result in profitability of the product line.
Our Outlook for our Drugs and Therapeutics
The primary focus of our drug and therapeutic development efforts during 2007 centered on completing the Phase 2 clinical trial for Lymphoseek for patients with breast cancer or melanoma and in preparation for the initiation of Phase 3 clinical trials of Lymphoseek in similar patient populations. Lymphoseek is intended to be used in surgical procedures for the detection of cancer cells in lymph nodes in a variety of tumor types including breast, melanoma, prostate, gastric and colon cancers. If approved, Lymphoseek would be the first radiopharmaceutical specifically designed to target lymphatic tissue that may be predictive of the spread of cancer into the lymphatic system.
We held an end of Phase 2 and pre-Phase 3 meeting with FDA in the fourth quarter of 2007 and we completed responses to questions raised by FDA regarding our clinical and drug development program for Lymphoseek. All of our responses to the questions and the final report for the Phase 2 study were filed with FDA in January of 2008. After completion of the responses, we filed with the agency our final version of the first of two pivotal studies to be conducted to support the registration of Lymphoseek as a sentinel lymph node targeting agent. The first Phase 3 study is proposed to be conducted in approximately 200 patients with either breast cancer or melanoma. The trial design is similar to the successfully conducted Phase 2 study, except that we will be monitoring the concordance of Lymphoseek uptake in lymph nodes with the uptake of a vital blue dye in the same lymph nodes. In addition, we have provided FDA with the outline of a second Phase 3 study to be conducted in patients with head and neck squamous cell carcinoma. This second Phase 3 study is designed to validate Lymphoseek as a sentinel lymph node targeting agent. We currently project that the first of the Phase 3 trials will commence during the second quarter of 2008. We plan to have approximately 20 to 30 participating institutions in the trials, which should enable us to enroll patients at a more rapid rate than we experienced with the Phase 2 study. Our discussions with FDA have also suggested that the Phase 3 trials will support a specific intended use of Lymphoseek in SLNB procedures. We believe such an indication would be beneficial to the marketing and commercial adoption of Lymphoseek. Our goal is to file the new drug application for Lymphoseek in the first half of 2009, which will be dependent upon our ability to commence and successfully conclude the Phase 3 clinical studies in a timely fashion. Depending on the timing and outcome of the FDA regulatory review cycle, we believe that Lymphoseek can be commercialized in late 2009 or early 2010.
In early 2005, we formed a new subsidiary, Cira Bio, to explore the development of ACT. Neoprobe owns approximately 90% of the outstanding shares of Cira Bio with the remaining shares being held by the principals of a private holding company, Cira LLC. In conjunction with the formation of Cira Bio, an amended technology license agreement also was executed with The Ohio State University, from whom both Neoprobe and Cira LLC had originally licensed or optioned the various cellular therapy technologies. As a result of the cross-license agreements, Cira Bio has the development and commercialization rights to three issued U.S. patents that cover the oncology and autoimmune applications of its technology. In addition, Cira Bio has licenses to several pending patent applications covering oncology and viral disease applications of the ACT technology.
Cira Bio intends to raise the necessary capital to move this technology platform forward; however, Cira Bio has not yet identified a potential source of capital. In August 2007 we entered into an option agreement whereby Neoprobe can purchase the remaining 10% interest in Cira Bio from Cira LLC for $250,000 in connection with the successful completion of a financing transaction by Cira Bio. The option agreement expires June 30, 2008. In the first quarter of 2008, we entered into discussions with an investment banking firm to help us gauge the interest of potential investment in the ACT technology. Our intent in raising funds to support the development of the ACT technology would likely be accomplished by an investment directly into Cira Bio, so that the funds raised would not dilute current Neoprobe shareholders. Obtaining this funding would likely dilute Neoprobe’s ownership interest in Cira Bio; however, we believe that moving forward such a promising technology will only yield positive results for the Neoprobe stockholders and the patients who could benefit from these treatments. However, we do not know if we will be successful in obtaining funding on terms acceptable to us, or at all. In the event the option agreement expires and we fail to obtain financing for Cira Bio, the technology rights for the oncology applications of ACT may revert back to Neoprobe and the technology rights for the viral and autoimmune applications may revert back to Cira LLC upon notice by either party.
Our Outlook for our Blood Flow Measurement Products
We currently are actively marketing a blood flow measurement device, the Quantix/OR, that has regulatory clearance to market in the U.S. and European Union (EU) as well as certain other foreign markets. The Quantix/OR is primarily intended to measure blood flow in cardiac bypass graft and other similar procedures. Currently, we have in place or have executed or reached agreement in principle with distributors and/or master distributors for the Quantix/OR covering the United States, all major market countries in the EU, and substantially all countries that comprise the Pacific Rim of Asia. In addition, we have distribution arrangements in place covering major portions of Central and South America. Sales leads and closures in the cardiovascular market, particularly in the U.S., continue to disappoint us. As a result, we intend to modify our current distribution relationships and are investigating alternative distribution channels for the Quantix devices.
The commercialization efforts for our blood flow measurement devices continue to be a challenge. While the Quantix system employs an innovative measurement approach, the clinical setting of the cardiovascular procedure presented certain clinical challenges. However, several development and evaluation activities that were initiated in 2007 provide some basis for cautious optimism. During 2007, we completed some minor measurement algorithm modifications and began evaluating the technology in vascular assessments with very encouraging results. The vascular applications address a growing problem with dialysis patients. We are assessing the commercial opportunity that may be available with the vascular access business.
We are continuing to evaluate our outlook for our blood flow measurement business and believe the outcome of our work in the dialysis / vascular assessment arena is critical in demonstrating the ultimate viability of this product line. The sales cycle for medical devices such as our blood flow products is typically a four- to six-month cycle. This sales cycle, coupled with the timetable necessary to train the new distributors we engaged during 2006 has resulted in disappointing sales levels of our blood flow measurement equipment to date. We anticipate that the product development and market support costs we will incur in 2008 will be greater than the revenue we generate from the sales of blood flow devices. As a result, we expect to show a loss for our blood flow measurement device product line for 2008 due to ongoing development and marketing support that is required to expand market acceptance for the product line. We are currently devoting minimal incremental resources and funding to support our blood flow measurement business and believe we are not far from a breakeven point for the blood flow line based on the incremental investment anticipated in our current expectations. We will continue to monitor the state of market development and success for our blood flow measurement business and adjust our business plans accordingly.
Summary
The strength of our oncology product (device and drug) portfolio should position us to eventually achieve profitable operating performance for our device product lines. However, overall profitable operational results will be significantly affected by our decision to fund drug and therapeutic development activities internally.
We anticipate generating a net profit from the sale of our gamma detection devices in 2008, excluding the allocation of any corporate general and administrative costs; however, we expect to show a loss for our blood flow measurement device product line for 2008 due to ongoing research and development and increased marketing and administrative support costs that may be required to expand market acceptance for the product line. Our overall operating results for 2008 will also be greatly affected by the amount of development of our radiopharmaceutical products.
Primarily as a result of the significant development costs we expect to incur related to the continued clinical development of Lymphoseek, we do not expect to achieve operating profit during 2008. In addition, our net loss and loss per share will likely be significantly impacted by the non-cash interest expense we expect to record related to the accounting treatment for the derivative liabilities related to the convertible debt we issued in December 2007. We cannot assure you that our current or potential new products will be successfully commercialized, that we will achieve significant product revenues, or that we will achieve or be able to sustain profitability in the future.
Results of Operations
Revenue for 2007 increased to $7.1 million from $6.1 million in the prior year. The increase was primarily due to sales of our wireless probes which were initially launched in December 2006, offset by decreases in unit sales and pricing of our base gamma detection systems. In addition, sales of Quantix products in 2007 decreased by $253,000 compared to 2006.
Gross margins for 2007 decreased to 55% as compared to 57% in 2006. The decrease in gross margins on net product sales was primarily due to a combination of factors including lower margins on sales of demonstration units during 2007 as EES outfitted its entire U.S. sales force with both the angled and straight versions of the wireless probes, higher than expected production costs on our initial production runs of wireless probes, increased estimated warranty costs following the commercial launch of the wireless probe products which we consider normal for a new product, and a 1% price decline on base gamma detection systems sold by EES. Gross margins in 2007 and 2006 were also adversely affected by inventory impairments of $105,000 and $125,000, respectively, related to our Quantix products.
Results for 2007 also reflect a decrease in research and development expenditures of $938,000 to $2.9 million from $3.8 million in 2006. The decrease was primarily due to lower Lymphoseek development expenses resulting from the reduction in preclinical testing and drug development costs offset by the costs associated with our Phase 2 clinical trials. Research and development costs were further reduced by savings related to curtailing our activities associated with the blood flow measurement and decreasing activities related to gamma detection device lines after launching the wireless probes. Consolidated selling, general and administrative expenses decreased to $2.8 million in 2007 from $3.1 million in 2006.

Net Sales and Margins. Net sales, comprised primarily of our gamma detection systems, increased $1.1 million, or 18%, to $7.1 million in 2007 from $6.1 million in 2006. Gross margins on net sales decreased to 55% of net sales for 2007 compared to 57% of net sales for 2006.
The increase in net sales was the result of increased gamma detection device sales of $1.3 million and increased gamma detection device extended service contract revenue of $68,000, offset by decreases of $253,000 in blood flow measurement device sales and $9,000 in gamma detection device service-related revenue. Revenue from our new wireless probes more than offset declines in unit sales and pricing on our control units and corded probes. The price at which we sell our gamma detection products to EES is based on a percentage of the global average selling price received by EES on sales of Neoprobe products to end customers, subject to a minimum floor price. The base system price at which we sold neo2000 systems to EES decreased approximately 1% during 2007 compared to 2006.
The decrease in gross margins on net product sales was primarily due to a combination of factors including lower margins on sales of wireless probe demonstration units during 2007, higher than expected production costs on our initial production runs of wireless probes, increased estimated warranty costs following the commercial launch of our new wireless probe products, and a minor price decline on control units and corded probes sold by EES. Gross margins in 2007 and 2006 were also adversely affected by inventory impairments of $105,000 and $125,000, respectively, related to our Quantix products.
Research and Development Expenses. Research and development expenses decreased $938,000 or 25% to $2.9 million during 2007 from $3.8 million in 2006. Research and development expenses in 2007 included approximately $1.8 million in drug and therapy product development costs, $680,000 in gamma detection device development costs and $359,000 in product design activities for the Quantix products. This compares to expenses of $2.1 million, $952,000 and $708,000 in these segment categories during 2006. The changes in each category were primarily due to (i) lower costs related to the Phase 2 Lymphoseek clinical activities in 2007 than the non-clinical expenses and trial preparation costs incurred in 2006, (ii) decreased product development activities related to our wireless gamma detection probes, and (iii) decreased product refinement activities related to the Quantix/OR, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $239,000 or 8% to $2.8 million during 2007 from $3.1 million in 2006. The net difference was due primarily to decreases in marketing, facilities expenses, insurance, and other personnel-related expenses that were partially offset by increases in compensation and professional services.
Other Income (Expenses). Other expenses, net increased $2.0 million to $3.3 million during 2007 from $1.3 million in 2006. Interest expense related to the convertible debt agreements we completed in December 2004, July 2007 and December 2007 increased $788,000 to $2.3 million during 2007 from $1.5 million in 2006. Of this interest expense, $1.4 million and $809,000 in 2007 and 2006, respectively, was non-cash in nature related to the amortization of debt issuance costs and discounts resulting from the warrants and beneficial conversion features of the convertible debt. The increase in non-cash interest was primarily due to the impact of the acceleration of principal repayments on the effective interest method of calculating the discount amortization which the company adjusted during the third quarter of 2007. During the fourth quarter of 2007, we also recorded debt extinguishment charges of $860,000 related to modification of the terms of a convertible debt agreement with our CEO. In addition, we recorded a $248,000 increase in derivative liabilities resulting from the accounting treatment for the convertible note agreement we executed in December 2007 and the related warrants to purchase our common stock, which contained certain provisions that resulted in their being treated as derivative instruments. We recorded a decrease of $154,000 in interest income related to lower balances of cash and investments during 2007 compared to 2006.
Liquidity and Capital Resources
Cash balances decreased to $1.5 million at December 31, 2007 from $2.5 million at December 31, 2006. The net decrease primarily resulted from cash used to repay and service our outstanding debt, and to fund our operations, mainly for research and development activities, but was substantially offset by proceeds from new convertible notes and the issuance of common stock during 2007. The current ratio increased to 2.1:1 at December 31, 2007 from 1.6:1 at December 31, 2006. The increase in the current ratio was primarily due to the replacement of convertible debt instruments which had significant payments due within the next year by convertible debt with a longer term.
Operating Activities. Cash used in operations decreased $2.3 million to $1.3 million during 2007 compared to $3.6 million in 2006.
Accounts receivable increased to $1.6 million at December 31, 2007 from $1.2 million at December 31, 2006. The increase was primarily a result of normal fluctuations in timing of purchases and payments by EES, including a pronounced increase in sales of extended warranty contracts during the fourth quarter of 2007 and better than expected pricing related to our wireless probe as compared to the provisional price, offset by credits related to wireless probes sold to EES as demonstration units. We expect overall receivable levels will continue to fluctuate during 2008 depending on the timing of purchases and payments by EES.
Inventory levels remained steady at $1.2 million at December 31, 2007 and 2006. Gamma detection device materials decreased and work-in-process inventories decreased as we completed and sold the initial production runs of wireless probes, while finished device inventories increased due to normal fluctuations in timing of production runs and sales to EES. Blood flow measurement device materials and finished device inventories increased in anticipation of increased activity in the vascular assessment market. Drug materials decreased and work-in-process inventories increased as we completed the second commercial production run of Lymphoseek. We expect overall inventory levels to remain relatively steady during 2008.
Investing Activities. Investing activities used $48,000 during 2007 versus $1.4 million provided during 2006. We received $1.5 million from maturities of available-for-sale securities during 2006. Capital expenditures during 2007 and 2006 were primarily for production tools and equipment and software. We expect our overall capital expenditures for 2008 will be approximately the same as 2007.
Financing Activities. Cash provided by financing activities increased to $351,000 during 2007 from $240,000 used in 2006. Proceeds from the issuance of common stock were $1.9 million during 2007. Proceeds from the issuance of new notes payable were $8.0 million during the same period. Payments of notes payable were $8.3 million and $235,000 during 2007 and 2006, respectively. Payments of debt issuance costs were $565,000 during 2007. Payments for the repurchase of warrants related to debt extinguished in 2007 totaled $675,000.
In December 2004, we completed a private placement of four-year convertible promissory notes in an aggregate principal amount of $8.1 million under a Securities Purchase Agreement with Biomedical Value Fund, L.P., Biomedical Offshore Value Fund, Ltd. and David C. Bupp, our President and CEO. Biomedical Value Fund, L.P. and Biomedical Offshore Value Fund, Ltd. are funds managed by Great Point Partners, LLC (collectively, the Great Point Funds). The notes originally bore interest at 8% per annum and were due on December 13, 2008. As part of the original transaction, we issued the investors 10,125,000 Series T warrants to purchase our common stock at an exercise price of $0.46 per share, expiring in December 2009. In connection with this financing, we also issued 1,600,000 Series U warrants to purchase our common stock to the placement agents, containing substantially the same terms as the warrants issued to the investors.
In November 2006, we amended the Securities Purchase Agreements with the Great Point Funds and Mr. Bupp and modified several of the key terms in the related notes. The modified notes bore interest at 12% per annum, payable quarterly. The maturity of the notes was modified as follows: $500,000 due January 8, 2007; $1,250,000 due July 9, 2007; $1,750,000 due January 7, 2008; $2,000,000 due July 7, 2008 and the remaining $2,600,000 due January 7, 2009. We were also required to make mandatory repayments of principal to the Great Point Funds under certain circumstances such as asset dispositions, partnering transactions and sales of equity. During 2007, we made $625,000 of such mandatory repayments that were applied against future scheduled principal payments. In exchange for the increased interest rate and accelerated principal repayment schedule, the note holders eliminated the financial covenants under the original notes and eliminated certain conversion price adjustments from the original notes related to sales of equity securities by Neoprobe. In addition, Neoprobe was allowed to make optional prepayments to the Great Point Funds by giving them 10 business days notice during which time the note holders could decide to convert the notes into our common stock. The new notes remained freely convertible into shares of our common stock at a price of $0.40 per share. We could force conversion of the notes prior to their stated maturity under certain circumstances. The convertible promissory note issued to Mr. Bupp in connection with this transaction had an outstanding principal amount of $0 on December 31, 2007 as a result of being refinanced on December 26, 2007. We made interest payments due under the note to Mr. Bupp totaling $11,868 during the fiscal year ended December 31, 2007.
In December 2006, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC (Fusion). We authorized up to 12,000,000 shares of our common stock for sale to Fusion under the agreement. Under the terms of the agreement, in December 2006, we issued 720,000 shares of our common stock as an initial commitment fee. We are also required to issue to Fusion up to an additional 720,000 shares of our common stock as an additional commitment fee in connection with future purchases made by Fusion. The additional 720,000 shares will be issued pro rata as we sell our common stock to Fusion under the agreement, resulting in a total commitment fee of 1,440,000 shares of our common stock if the entire $6.0 million in value of stock is sold. The price of shares sold to Fusion will generally be based on market prices for purchases that are not subject to the floor price of $0.20 per share. We filed a registration statement covering sales to Fusion and shares issued as additional commitment fees under the agreement, which became effective on December 28, 2006. During 2007, we sold a total of 7,360,338 shares of our common stock under the agreement, realized gross proceeds of $1.9 million from such sales, and issued 228,000 shares of our common stock to Fusion as additional commitment fees related to such sales. During 2006, we sold a total of 208,333 shares of our common stock under the agreement, realized gross proceeds of $50,000 from such sales, and issued 6,000 shares of our common stock to Fusion as additional commitment fees related to such sales. All of such sales and issuances were made pursuant to the registration statement.
In July 2007, David C. Bupp, our President and CEO, and certain members of his family (the Bupp Investors) purchased a $1.0 million convertible note (the Bupp Note) and warrants. The note bears interest at 10% per annum, had an original term of one year and is repayable in whole or in part with no penalty. The note is convertible into shares of our common stock at a price of $0.31 per share, a 25% premium to the average closing market price of our common stock for the 5 days preceding the closing of the transaction. As part of this transaction, we issued the investors 500,000 Series V warrants to purchase our common stock at an exercise price of $0.31 per share, expiring in July 2012. The convertible promissory note issued to the Bupp Investors in connection with this transaction had an outstanding principal amount of $1.0 million on December 31, 2007, and an outstanding principal amount of $1.0 million as of March 14, 2008.
On December 26, 2007, we entered into a Securities Purchase Agreement with Platinum-Montaur Life Sciences, LLC (Montaur), pursuant to which we issued Montaur a 10% Series A Convertible Senior Secured Promissory Note in the principal amount of $7,000,000, due December 26, 2011 (the Series A Note) and a five-year Series W warrant to purchase 6,000,000 shares of Neoprobe’s common stock at an exercise price of $0.32 per share. Montaur may convert $3.5 million of the Series A Note into shares of Common Stock at the fixed conversion price of $0.26 per share. Pursuant to the terms of the Securities Purchase Agreement, upon commencement of the Phase 3 clinical studies of Lymphoseek, we will issue Montaur a 10% Series B Convertible Senior Secured Promissory Note, due December 26, 2011 (the Series B Note, and hereinafter referred to collectively with the Series A Note as the Montaur Notes), and a five-year Series X warrant to purchase an amount of Common Stock equal to the number of shares into which Montaur may convert the Series B Note, at an exercise price of 115% of the conversion price of the Series B Note, for an aggregate purchase price of $3,000,000. Additionally, upon completion of enrollment of 200 patients in the Phase 3 clinical studies of Lymphoseek, Neoprobe will issue to Montaur 3,000 shares of its 8% Series A Cumulative Convertible Preferred Stock (the Preferred Stock) and a five-year Series Y warrant (hereinafter referred to collectively with the Series W warrant and Series X warrant as the Montaur Warrants) to purchase an amount of Common Stock equal to the number of shares into which Montaur may convert the Preferred Stock, at an exercise price of 115% of the conversion price of the Preferred Stock, also for an aggregate purchase price of $3,000,000.
The Series A Note bears interest at a rate per annum equal to 10%, and is partially convertible at the option of Montaur into common stock at a price of $0.26 per share. Upon issuance the Series B Note will also bear interest at a rate per annum equal to 10%. Montaur will have the right to convert the Series B Note into Common Stock at a price equal to the lesser of $0.40 and the closing price of our common stock on the issuance date of the Series B Note. Pursuant to the provisions of the Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A 8% Cumulative Convertible Preferred Stock, Montaur may convert all or any portion of the shares of Preferred Stock into a number of shares of common stock equal to the quotient of: (1) the Liquidation Preference Amount of the shares of Preferred Stock by (2) the Conversion Price then in effect for the Preferred Stock. Per the Certificate of Designations, the “Liquidation Preference Amount” is equal to $1,000 per share of Preferred Stock, and the “Conversion Price” is equal to the lesser of $0.50 and the closing price of the Common Stock on the issuance date of the Preferred Stock, subject to adjustment as described in the Certificate of Designations.
In connection with the Montaur Purchase Agreement, the term of the $1.0 million Bupp Note was extended to December 27, 2011, one day following the maturity date of the Montaur Notes. In consideration for the Bupp Investors’ agreement to extend the term of the Bupp Note pursuant to an Amendment to the Bupp Purchase Agreement, dated December 26, 2007, we agreed to provide security for the obligations evidenced by the Amended 10% Convertible Note in the principal amount of $1,000,000, due December 31, 2011, executed by Neoprobe in favor of the Bupp Investors (the Amended Bupp Note), under the terms of a Security Agreement, dated December 26, 2007, by and between Neoprobe and the Bupp Investors (the Bupp Security Agreement). This security interest is subordinate to the Security interest of Montaur. As further consideration for extending the term of the Bupp Note, we issued the Bupp Investors 500,000 Series V warrants to purchase our common stock at an exercise price of $0.32 per share, expiring in December 2012.
We applied $5,725,000 from the proceeds of our issuance of the Series A Note and Series W warrants to the complete repayment of our outstanding obligations under the Replacement Series A Convertible Promissory Notes issued to the Great Point Funds and David C. Bupp as of November 30, 2006, pursuant to the Securities Purchase Agreement, dated as of December 13, 2004, by and among Neoprobe, the Great Point Funds and Mr. Bupp, as amended by the Amendment dated as of November 30, 2006 (the Amended GPP Purchase Agreement). We applied an additional $675,000 from the proceeds of our issuance of the Series A Note and Series W warrants to the redemption of 10,000,000 Series T warrants to purchase our common stock at an exercise price of $0.46 per share, issued to the Great Point Funds pursuant to the Amended GPP Purchase Agreement. In connection with the consummation of the Montaur Purchase Agreement and amendment of the Bupp Purchase Agreement, Mr. Bupp agreed to the cancellation of 125,000 Series T warrants to purchase our common stock at an exercise price of $0.46 per share, issued to Mr. Bupp pursuant to the Amended GPP Purchase Agreement without additional consideration to Mr. Bupp other than discussed above.
Our future liquidity and capital requirements will depend on a number of factors, including our ability to expand market acceptance of our current products, our ability to complete the commercialization of new products, our ability to monetize our investment in non-core technologies, our ability to obtain milestone or development funds from potential development and distribution partners, regulatory actions by FDA and international regulatory bodies, and intellectual property protection. Our most significant near-term development priority is to commence Phase 3 clinical trials for Lymphoseek. We believe our currently available capital resources will be adequate to sustain our operations at planned levels for the foreseeable future. The financing agreement with Montaur gives us access to an additional $6.0 million. In addition, we may raise additional funds through our stock purchase agreement with Fusion to supplement our capital needs until we are able to generate positive cash flow from Lymphoseek. However, the extent to which we rely on Fusion as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. Specifically, Fusion does not have the right or the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.20 per share. Further, under the terms of the Montaur financing, we are prohibited from accessing the Fusion line until certain conditions are satisfied. Through December 31, 2007, we were successful in raising some capital through our common stock purchase agreement with Fusion. However, we cannot assure you that we will be successful in raising additional capital through Fusion or any other sources at terms acceptable to the Company, or at all. We cannot assure you that we will be able to successfully commercialize products or that we will achieve significant product revenues from our current or potential new products. In addition, we cannot assure you that we will achieve or sustain profitability in the future.
Recent Accounting Developments
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 was initially effective for Neoprobe beginning January 1, 2008. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS 157-2. FSP FAS 157-2 defers the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on at least an annual basis. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated results of operations or financial condition.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs), and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption was permitted as of the beginning of a fiscal year that began on or before November 15, 2007, provided the entity also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. We plan to adopt SFAS No. 159 as required on January 1, 2008; however, we do not plan to elect to measure any of our currently outstanding financial instruments using the fair value option outlined in SFAS No. 159. As such, we do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated results of operations or financial condition.
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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the acquisition method (formerly called the purchase method) of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141 defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets and liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS No. 141(R) requires, among other things, that the acquisition-related costs be recognized separately from the acquisition. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and is required to be adopted by Neoprobe beginning January 1, 2009. The effect the adoption of SFAS No. 141(R) will have on us will depend on the nature and size of acquisitions we complete after we adopt SFAS No. 141(R), if any.
Also in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R), Business Combinations. SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008, and is required to be adopted by Neoprobe beginning January 1, 2009. Earlier adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is adopted, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We do not expect the adoption of SFAS No. 160 to have a material effect on our consolidated results of operations or financial condition.
In December 2007, the FASB ratified the consensus reached by the EITF on EITF Issue 07-1, Accounting for Collaborative Arrangements. EITF 07-1 focuses on defining a collaborative arrangement as well as the accounting for transactions between participants in a collaborative arrangement and between the participants in the arrangement and third parties. The EITF concluded that both types of transactions should be reported in each participant’s respective income statement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We do not expect EITF 07-1 to have a material effect on our consolidated results of operations or financial condition.
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
Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base these estimates and assumptions upon historical experience and existing, known circumstances. Actual results could differ from those estimates. Specifically, management may make significant estimates in the following areas:
•	Stock-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. Compensation cost arising from stock-based awards is recognized as expense using the straight-line method over the vesting period. We use the Black-Scholes option pricing model to value share-based payments. The valuation assumptions used have not changed from those used under SFAS No. 123. In adopting SFAS No. 123(R), we made no modifications to outstanding stock options, nor did we have any other outstanding share-based payment instruments subject to SFAS No. 123(R) at the time of our adoption. We will continue to evaluate compensation trends and may further revise our option granting practices in future years.

•	Inventory Valuation. We value our inventory at the lower of cost (first-in, first-out method) or market. Our valuation reflects our estimates of excess, slow moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. Write-offs are recorded when product is removed from saleable inventory. We review inventory on hand at least quarterly and record provisions for excess and obsolete inventory based on several factors, including current assessment of future product demand, anticipated release of new products into the market, historical experience and product expiration. Our industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of product approvals, variability in product launch strategies, product recalls and variation in product utilization all impact the estimates related to excess and obsolete inventory.

•	Impairment or Disposal of Long-Lived Assets. We account for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2007, the most significant long-lived assets on our balance sheet relate to assets recorded in connection with the acquisition of Cardiosonix and gamma detection device patents related to ILM. The recoverability of these assets is based on the financial projections and models related to the future sales success of Cardiosonix’ products and the continuing success of our gamma detection product line. As such, these assets could be subject to significant adjustment should the Cardiosonix technology not be successfully commercialized or the sales amounts in our current projections not be realized.

•	Product Warranty. We warrant our products against defects in design, materials, and workmanship generally for a period of one year from the date of sale to the end customer. Our accrual for warranty expenses is adjusted periodically to reflect actual experience. EES also reimburses us for a portion of warranty expense incurred based on end customer sales they make during a given fiscal year.

•	Fair Value of Derivative Liabilities. We account for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Derivative instruments embedded in contracts, to the extent not already a free-standing contract, are required to be bifurcated from the debt instrument and accounted for separately. All derivatives are recorded on the consolidated balance sheet at fair value. In accordance with SFAS No. 133, the conversion option and two put options embedded in the Series A Note issued in December 2007 are considered derivative instruments and are required to be bifurcated from the debt instrument and accounted for separately. In addition, in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the Series W warrants issued in connection with the Series A Note are accounted for as a liability due to the existence of certain provisions in the instrument. As a result, we recorded a total aggregate derivative liability of $2.6 million on the date of issuance of the note. The fair value of the Series W warrants was determined using the Black-Scholes option pricing model. Changes in the fair value of the derivative liabilities are recorded in the consolidated statement of operations. As of December 31, 2007, the derivative liabilities had a fair value of $1.60 million and $1.25 million for the conversion and put options and the warrants, respectively. Because the value of our stock increased $0.02 per share from $0.27 per share at the closing date of the financing on December 26, 2007 to $0.29 per share at December 31, 2007, our year end, the effect of marking the derivative liabilities to market at December 31, 2007 resulted in an increase in the estimated fair value of the warrant liability of $248,000 which was recorded as non-cash expense during the fourth quarter of 2007.
Other Items Affecting Financial Condition
At December 31, 2007, we had deferred tax assets in the U.S. related to net operating tax loss carryforwards and tax credit carryforwards of approximately $35.2 million and $4.9 million, respectively, available to offset or reduce future income tax liability, if any, through 2027. However, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, use of prior tax loss and credit carryforwards may be limited after an ownership change. As a result of ownership changes as defined by Sections 382 and 383, which have occurred at various points in our history, we believe utilization of our tax loss carryforwards and tax credit carryforwards may be significantly limited and are therefore fully reserved in our financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable to smaller reporting companies.
Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements, and the related notes, together with the report of BDO Seidman, LLP dated March 28, 2008, are set forth at pages F-1 through F-28 attached hereto.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A(T). Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized, and reported within the specified time periods. As a part of these controls, our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of December 31, 2007. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed and effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, possessed, summarized and reported, within the time periods specified in the applicable rules and forms.
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control systems are met. Further, a design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected. These inherent limitations include the realities that judgments and decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons, or by management override of the control. Further, the design of any system of controls is also based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations of a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.
This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.
Changes in Control Over Financial Reporting
During the quarter ended December 31, 2007, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
Directors whose terms continue until the 2008 Annual Meeting:
Carl J. Aschinger, Jr., age 69, has served as a director of our company since June 2004 and as Chairman of the Board since July 2007. Mr. Aschinger is the Chairman of CSC Worldwide (formerly Columbus Show Case Co.), a privately-held company that manufactures showcases for the retail industry. Mr. Aschinger also serves on the Board of Directors and as Chairman of the Audit Committee of Pinnacle Data Systems, a publicly-traded company that provides software and hardware solutions to original equipment manufacturers. Mr. Aschinger is a former director of Liqui-Box Corporation and Huntington National Bank as well as other privately-held ventures and has served on boards or advisory committees of several not-for-profit organizations.
Owen E. Johnson, M.D., age 67, has served as a director of our company since July 2007. Prior to his retirement in December 2006, Dr. Johnson served as Vice President and Senior Medical Director of United HealthCare of Ohio, Inc. (UHC), a subsidiary of United Health Group, where he was involved in a number of roles and activities including new technology assessment and reimbursement establishment. During 2007, Dr. Johnson rejoined United Health Networks, a subsidiary of United Health Group, as Medical Director for their cardiac line of service. Dr. Johnson has also served on the Board and on numerous Committees of UHC as well as other related organizations. Prior to joining UHC, Dr. Johnson held several hospital appointments with Riverside Methodist Hospital in Columbus, Ohio. Dr. Johnson has also been active in numerous professional, fraternal and community organizations in the Columbus, Ohio area.
Fred B. Miller, age 68, has served as a director of our company since January 2002. Mr. Miller serves as Chairman of the Audit Committee. Mr. Miller is the President and Chief Operating Officer of Seicon, Limited, a privately held company that specializes in developing, applying and licensing technology to reduce seismic and mechanically induced vibration. Mr. Miller also serves on the board of one other privately-held company. Until his retirement in 1995, Mr. Miller had been with Price Waterhouse LLP since 1962. Mr. Miller is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants (AICPA), a past member of the Council of the AICPA and a member and past president of the Ohio Society of Certified Public Accountants. He also has served on the boards or advisory committees of several universities and not-for-profit organizations. Mr. Miller has a B.S. degree in Accounting from The Ohio State University.
Directors whose terms continue until the 2009 Annual Meeting:
Kirby I. Bland, M.D., age 66, has served as a director of our company since May 2004. Dr. Bland currently serves as Professor and Chairman and Fay Fletcher Kerner Professor and Chairman, Department of Surgery of the University of Alabama at Birmingham (UAB) School of Medicine since 1999 and 2002, respectively, Deputy Director of the UAB Comprehensive Cancer Center since 2000 and Senior Scientist, Division of Human Gene Therapy, UAB School of Medicine since 2001. Prior to his appointments at UAB, Dr. Bland was J. Murry Breadsley Professor and Chairman, Professor of Medical Science, Department of Surgery and Director, Brown University Integrated Program in Surgery at Brown University School of Medicine from 1993 to 1999. Prior to his appointments at Brown University, Dr. Bland was Professor and Associate Chairman, Department of Surgery, University of Florida College of Medicine from 1983 to 1993 and Associate Director of Clinical Research at the University of Florida Cancer Center from 1991 to 1993. Dr. Bland held a number of medical staff positions at the University of Louisville, School of Medicine from 1977 to 1983 and at M. D. Anderson Hospital and Tumor Institute from 1976 to 1977. Dr. Bland is a member of the Board of Governors of the American College of Surgeons (ACS), a member of the ACS’ Advisory Committee, Oncology Group (ACOSOG), a member of the ACS’ American Joint Committee on Cancer Task Force and serves as Chairman of the ACS’ Breast Disease Site Committee, COC. Dr. Bland is a past President of the Society of Surgical Oncology. Dr. Bland received his B.S. in Chemistry/Biology from Auburn University and a M.D. degree from the

University of Alabama, Medical College of Alabama.
J. Frank Whitley, Jr., age 65, has served as a director of our company since May 1994. Mr. Whitley was Director of Mergers, Acquisitions and Licensing at The Dow Chemical Company (Dow), a multinational chemical company, from June 1993 until his retirement in June 1997. After joining Dow in 1965, Mr. Whitley served in a variety of marketing, financial, and business management functions. Mr. Whitley has a B.S. degree in Mathematics from Lamar State College of Technology.
Directors whose terms continue until the 2010 Annual Meeting:
Reuven Avital, age 56, has served as a director of our company since January 2002. Mr. Avital is a partner and general manager of Ma’Aragim Enterprises Ltd., an investment company in Israel, and he is a board member of a number of privately-held Israeli companies, two of them in the medical device field. Mr. Avital was a board member of Cardiosonix, Ltd. from April 2001 through December 31, 2001, when we acquired the company. Previously, Mr. Avital served in the Israeli government in a variety of middle and senior management positions. He is also chairman or a board member of several not-for-profit organizations, mainly involved in education for the under-privileged and international peace-building. Mr. Avital has B.A. degrees in The History of the Middle East and International Relations from the Hebrew University of Jerusalem, and a M.P.A. from the Kennedy School of Government at Harvard University.
David C. Bupp, age 58, has served as President and a director of our company since August 1992 and as Chief Executive Officer since February 1998. From August 1992 to May 1993, Mr. Bupp served as our Treasurer. In addition to the foregoing positions, from December 1991 to August 1992, he was Acting President, Executive Vice President, Chief Operating Officer and Treasurer, and from December 1989 to December 1991, he was Vice President, Finance and Chief Financial Officer. From 1982 to December 1989, Mr. Bupp was Senior Vice President, Regional Manager for AmeriTrust Company National Association, a nationally chartered bank holding company, where he was in charge of commercial and retail banking operations throughout Central Ohio. Mr. Bupp has a B.A. degree in Economics from Ohio Wesleyan University. Mr. Bupp also completed a course of study at Stonier Graduate School of Banking at Rutgers University.
Executive Officers
In addition to Mr. Bupp, the following individuals are executive officers of our Company and serve in the position(s) indicated below:

Name	Age	Position

Anthony K. Blair	47	Vice President, Manufacturing Operations
Rodger A. Brown	57	Vice President, Regulatory Affairs and Quality Assurance
Brent L. Larson	44	Vice President, Finance; Chief Financial Officer; Treasurer and Secretary
Douglas L. Rash	64	Vice President, Marketing
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
Brent L. Larson has served as Vice President, Finance, Chief Financial Officer and Treasurer of our Company since February 1999 and as Secretary since 2003. Prior to that, he served as our Vice President, Finance from July 1998 to January 1999 and as Controller from July 1996 to June 1998. Before joining our Company, Mr. Larson was employed by Price Waterhouse LLP. Mr. Larson has a B.B.A. degree in accounting from Iowa State University of Science and Technology and is a Certified Public Accountant.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of our securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to us. Based on our review of these reports and written representations from reporting persons, we believe that all reporting persons complied with all filing requirements during the fiscal year ended December 31, 2007.
Code of Business Conduct and Ethics
We have adopted a code of business conduct and ethics that applies to our directors, officers and all employees. The code of business conduct and ethics is posted on our website at www.neoprobe.com. The code of business conduct and ethics may be also obtained free of charge by writing to Neoprobe Corporation, Attn: Chief Financial Officer, 425 Metro Place North, Suite 300, Dublin, Ohio 43017.
Audit Committee
The Audit Committee of the Board of Directors selects our independent public accountants with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, the accounting principles that we use in financial reporting, internal financial auditing procedures and the adequacy of our internal control procedures. The members of our Audit Committee are: Fred B. Miller (Chairman), Reuven Avital, and J. Frank Whitley, Jr., each of whom is “independent” under the Nasdaq rules referenced below in Part III, Item 13 of this Form 10-K. The Board of Directors has determined that Fred B. Miller meets the requirements of an “audit committee financial expert” as set forth in Section 407(d)(5) of Regulation S-K promulgated by the SEC. The Audit Committee held five meetings in fiscal 2007.

Item 11. Executive Compensation
Summary Compensation Table
The following table sets forth certain information concerning the annual and long-term compensation of our Chief Executive Officer and our other two highest paid executive officers during the last fiscal year (the Named Executives) for the last two fiscal years.

				(b)	(c)
			(a)	Option	All Other	Total
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Compensation

Anthony K. Blair	2007	$134,000	$19,125	$8,550	$3,887	$165,562
Vice President,	2006	122,000	4,575	12,324	3,444	142,343
Manufacturing Operations

David C. Bupp	2007	$305,000	$60,000	$51,808	$8,398	$425,206
President and	2006	305,000	20,000	60,006	8,099	393,105
Chief Executive Officer

Brent L. Larson	2007	$170,000	$19,125	$10,184	$4,896	$204,205
Vice President, Finance and	2006	160,000	5,000	16,175	4,576	185,751
Chief Financial Officer

(a)	Bonuses, if any, have been disclosed for the year in which they were earned (i.e., the year to which the service relates).

(b)	Amount represents the dollar amount recognized for financial statement reporting purposes in accordance with SFAS No. 123(R). Assumptions made in the valuation of stock option awards are disclosed in Item 1(n) of the Notes to the Consolidated Financial Statements in this Form 10-K.

(c)	Amount represents life insurance premiums paid during the fiscal year for the benefit of the Named Executives and matching contributions under the Neoprobe Corporation 401(k) Plan (the Plan). Eligible employees may make voluntary contributions and we may, but are not obligated to, make matching contributions based on 40 percent of the employee’s contribution, up to five percent of the employee’s salary. Employee contributions are invested in mutual funds administered by an independent plan administrator. Company contributions, if any, are made in the form of shares of common stock. The Plan qualifies under section 401 of the Internal Revenue Code, which provides that employee and company contributions and income earned on contributions are not taxable to the employee until withdrawn from the Plan, and that we may deduct our contributions when made.

Compensation of Mr. Bupp
Employment Agreement. David C. Bupp is employed under a thirty-six (36) month employment agreement effective January 1, 2007. The employment agreement provides for an annual base salary of $305,000. Effective January 1, 2008, Mr. Bupp’s annual base salary was increased to $325,000.
The Board of Directors and/or the Compensation, Nominating and Governance (CNG) Committee will, on an annual basis, review the performance of our company and of Mr. Bupp and may pay a bonus to Mr. Bupp as it deems appropriate, in its discretion. Such review and bonus will be consistent with any bonus plan adopted by the CNG Committee that covers the executive officers of our company generally.
If a change in control occurs with respect to our company and the employment of Mr. Bupp is concurrently or subsequently terminated:
•	by our company without cause (cause is defined as any willful breach of a material duty by Mr. Bupp in the course of his employment or willful and continued neglect of his duty as an employee);

•	by the expiration of the term of Mr. Bupp’s employment agreement; or

•	by the resignation of Mr. Bupp because his title, authority, responsibilities, salary, bonus opportunities or benefits have materially diminished, a material adverse change in his working conditions has occurred, his services are no longer required in light of the company’s business plan, or we breach the agreement;
then, Mr. Bupp will be paid a severance payment of $812,500 (less amounts paid as Mr. Bupp’s salary and benefits that continue for the remaining term of the agreement if his employment is terminated without cause).
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

Compensation of Other Named Executives
Our Executive Officers are employed under employment agreements of varying terms as outlined below. In addition, the CNG Committee will, on an annual basis, review the performance of our company and may pay bonuses to our executives as the CNG Committee deems appropriate, in its discretion. Such review and bonus will be consistent with any bonus plan adopted by the CNG Committee that covers Mr. Bupp as well as the executive officers of our company generally.
Anthony K. Blair
Employment Agreement. Anthony Blair is employed under a twenty-four (24) month employment agreement effective January 1, 2007. The employment agreement provides for an annual base salary of $134,000. Effective January 1, 2008, Mr. Blair’s annual base salary was increased to $150,000.
The CNG Committee will, on an annual basis, review the performance of our company and of Mr. Blair and we may pay a bonus to Mr. Blair as we deem appropriate, in our discretion. Such review and bonus will be consistent with any bonus plan adopted by the CNG Committee that covers the executive officers of our company generally.
If a change in control occurs with respect to our company and the employment of Mr. Blair is concurrently or subsequently terminated:
•	by our company without cause (cause is defined as any willful breach of a material duty by Mr. Blair in the course of his employment or willful and continued neglect of his duty as an employee);

•	by the expiration of the term of Mr. Blair’s employment agreement; or

•	by the resignation of Mr. Blair because his title, authority, responsibilities, salary, bonus opportunities or benefits have materially diminished, a material adverse change in his working conditions has occurred, his services are no longer required in light of the company’s business plan, or we breach the agreement;
then, Mr. Blair will be paid a severance payment of $268,000 and will continue his benefits for the longer of twelve (12) months or the remaining term of his employment agreement.
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
Mr. Blair will be paid a severance amount of $134,000 if his employment is terminated at the end of his employment agreement or without cause. If Mr. Blair is terminated without cause, his benefits will continue for the longer of twelve (12) months or the full term of the agreement.
Brent L. Larson
Employment Agreement. Brent Larson is employed under a twenty-four (24) month employment agreement effective January 1, 2007. The employment agreement provides for an annual base salary of $170,000. Effective January 1, 2008, Mr. Larson’s annual base salary was increased to $177,000.
The terms of Mr. Larson’s employment agreement are substantially identical to Mr. Blair’s employment agreement, except that:
•	If a change in control occurs with respect to our company and the employment of Mr. Larson is concurrently or subsequently terminated, then Mr. Larson will be paid a severance payment of $340,000; and

•	Mr. Larson will be paid a severance amount of $170,000 if his employment is terminated at the end of his employment agreement or without cause.
The CNG Committee will, on an annual basis, review the performance of our company and of Mr. Larson and we may pay a bonus to Mr. Larson as we deem appropriate, in our discretion. Such review and bonus will be consistent with any bonus plan adopted by the CNG Committee that covers the executive officers of our company generally.

Outstanding Equity Awards at Fiscal Year End
The following table presents certain information concerning outstanding equity awards held by the Named Executives as of December 31, 2007.

	Number of Securities
	Underlying Unexercised Options (#)
			Option	Option
			Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date	Note

Anthony K. Blair	50,000	—	$0.60	7/1/2014	(j	)
	40,000	—	$0.39	12/10/2014	(l	)
	30,000	—	$0.26	12/27/2015	(m	)
	10,000	20,000	$0.27	12/15/2016	(n	)
	—	20,000	$0.35	7/27/2017	(o	)

David C. Bupp	180,000	—	$0.50	1/4/2010	(d	)
	180,000	—	$0.41	1/3/2011	(e	)
	180,000	—	$0.42	1/7/2012	(f	)
	100,000	—	$0.14	1/15/2013	(g	)
	70,000	—	$0.13	2/15/2013	(h	)
	150,000	—	$0.30	1/7/2014	(i	)
	150,000	—	$0.49	7/28/2014	(k	)
	200,000	—	$0.39	12/10/2014	(l	)
	200,000	—	$0.26	12/27/2015	(m	)
	100,000	200,000	$0.27	12/15/2016	(n	)

Brent L. Larson	7,200	—	$5.63	1/28/2008	(a	)
	25,000	—	$1.50	9/28/2008	(b	)
	25,000	—	$1.25	2/11/2009	(c	)
	60,000	—	$0.50	1/4/2010	(d	)
	60,000	—	$0.41	1/3/2011	(e	)
	50,000	—	$0.42	1/7/2012	(f	)
	40,000	—	$0.14	1/15/2013	(g	)
	30,000	—	$0.13	2/15/2013	(h	)
	70,000	—	$0.30	1/7/2014	(i	)
	50,000	—	$0.49	7/28/2014	(k	)
	50,000	—	$0.39	12/10/2014	(l	)
	40,000	—	$0.26	12/27/2015	(m	)
	16,667	33,333	$0.27	12/15/2016	(n	)

(a)	Options were granted 1/28/1998 and vested as to one-third immediately and on each of the first two anniversaries of the date of grant.

(b)	Options were granted 9/28/1998 and vested as to one-thirtieth (1/30) per month for thirty (30) months after the date of grant.

(c)	Options were granted 2/11/1999 and vested as to one-third immediately and on each of the first two anniversaries of the date of grant.

(d)	Options were granted 1/4/2000 and vested as to one-third on each of the first three anniversaries of the date of grant.

(e)	Options were granted 1/3/2001 and vested as to one-third on each of the first three anniversaries of the date of grant.

(f)	Options were granted 1/7/2002 and vested as to one-third on each of the first three anniversaries of the date of grant.

(g)	Options were granted 1/15/2003 and vested as to one-third on each of the first three anniversaries of the date of grant.

(h)	Options were granted 2/15/2003 and vested as to one-third on each of the first three anniversaries of the date of grant.

(i)	Options were granted 1/7/2004 and vest as to one-third on each of the first three anniversaries of the date of grant.

(j)	Options were granted 7/1/2004 and vest as to one-third on each of the first three anniversaries of the date of grant.

(k)	Options were granted 7/28/2004 and vest as to one-third on each of the first three anniversaries of the date of grant.

(l)	Options were granted 12/10/2004 and vest as to one-third on each of the first three anniversaries of the date of grant.

(m)	Options were granted 12/27/2005 and vest as to one-third immediately and on each of the first two anniversaries of the date of grant.

(n)	Options were granted 12/15/2006 and vest as to one-third on each of the first three anniversaries of the date of grant.

(o)	Options were granted 7/27/2007 and vest as to one-third on each of the first three anniversaries of the date of grant.

Compensation of Non-Employee Directors
Non-employee directors received a quarterly retainer of $2,500 and earned $1,000 per board meeting attended in person or $500 per telephonic board meeting during 2007. The Chairman of the Board and the Chairman of the Audit Committee each received an additional quarterly retainer of $2,500 for their services in those capacities during 2007. Members of the Audit Committee and CNG Committee earned an additional $500 per Audit or CNG Committee meeting attended, whether in person or telephonically. We also reimbursed non-employee directors for travel expenses for meetings attended during 2007.
On January 3, 2008, each non-employee director also received 10,000 options to purchase common stock as a part of our annual stock incentive grants. Options granted to purchase common stock vest on the first anniversary of the date of grant and have an exercise price equal to not less than the closing market price of common stock at the date of grant. The aggregate number of option awards outstanding at February 29, 2008 for each Director is set forth below in the footnotes to the beneficial ownership table provided in Part III, Item 12 of this Form 10-K. Directors who are also officers or employees of Neoprobe do not receive any compensation for their services as directors.
The following table sets forth certain information concerning the compensation of non-employee Directors for the fiscal year ended December 31, 2007.

	(a)
	Fees Earned or Paid	(b)
Name	in Cash	Option Awards	Total Compensation

Carl J. Aschinger, Jr.	$24,321	$3,510	$27,831
Reuven Avital	18,500	3,510	22,010
Kirby I. Bland, M.D.	18,500	3,510	22,010
Owen E. Johnson, M.D.	8,000	2,018	10,018
Julius R. Krevans, M.D. (c)	16,207	(171)	16,036
Fred B. Miller	30,000	3,510	33,510
J. Frank Whitley, Jr.	20,000	3,510	23,510

(a)	Amount represents fees earned during the fiscal year ended December 31, 2007 (i.e., the year to which the service relates). Quarterly retainers are paid during the quarter in which they are earned. Meeting attendance fees are paid during the quarter following the quarter in which they are earned.

(b)	Amount represents the dollar amount recognized for financial statement reporting purposes in accordance with SFAS No. 123(R). Assumptions made in the valuation of stock option awards are disclosed in Item 1(n) of the Notes to the Consolidated Financial Statements in this Form 10-K.

(c)	Dr. Krevans ceased to be a director of the Company in July 2007. As a result, previously recorded expenses related to option awards that were forfeited upon his departure were reversed in accordance with SFAS No. 123(R).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table sets forth additional information as of December 31, 2007, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

(c)
Number of
	(a)		Securities
	Number of		Remaining Available
	Securities to be	(b)	for Issuance Under
	Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in Column
	and Rights	and Rights	(a))

Equity compensation plans approved by security holders	5,495,473	$0.42	1,317,500

Equity compensation plans not approved by security holders	—	—	—

Total	5,495,473	$0.42	1,317,500

Security Ownership of Principal Stockholders, Directors, Nominees and Executive Officers and Related Stockholder Matters
The following table sets forth, as of February 29, 2008, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than 5 percent of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the Named Executives (see “Executive Compensation — Summary Compensation Table”), and (iv) our directors and executive officers as a group.

	Number of Shares		Percent
Beneficial Owner	Beneficially Owned (*)		of Class (**)
Carl J. Aschinger, Jr.	256,200	(a)	(l	)
Reuven Avital	314,256	(b)	(l	)
Anthony K. Blair	205,272	(c)	(l	)
Kirby I. Bland, M.D.	160,000	(d)	(l	)
David C. Bupp	7,087,746	(e)	9.5%
Owen E. Johnson, M.D.	—	(f)	(l	)
Brent L. Larson	694,299	(g)	1.0%
Fred B. Miller	316,000	(h)	(l	)
J. Frank Whitley, Jr.	266,500	(i)	(l	)
All directors and officers as a group (11 persons)	9,868,476	(j)(m)	12.8%

Platinum Montaur Life Sciences, LLC	19,461,538	(k)	22.3%

(*)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household.

(**)	Percent of class is calculated on the basis of the number of shares outstanding on February 29, 2008, plus the number of shares the person has the right to acquire within 60 days of February 29, 2008.

(a)	This amount includes 130,000 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 10,000 shares issuable upon exercise of options which are not exercisable within 60 days.

(b)	This amount consists of 139,256 shares of our common stock owned by Mittai Investments Ltd. (Mittai), an investment fund under the management and control of Mr. Avital, and 175,000 shares issuable upon exercise of options which are exercisable within 60 days but does not include 10,000 shares issuable upon exercise of options which are not exercisable within 60 days. The shares held by Mittai were obtained through a distribution of 2,785,123 shares previously held by Ma’Aragim Enterprise Ltd. (Ma’Aragim), another investment fund under the management and control of Mr. Avital. On February 28, 2005, Ma’Aragim distributed its shares to the partners in the fund. Mr. Avital is not an affiliate of the other fund to which the remaining 2,645,867 shares were distributed. Of the 2,785,123 shares previously held by Ma’Aragim, 2,286,712 were acquired in exchange for surrendering its shares in Cardiosonix Ltd. on December 31, 2001, in connection with our acquisition of Cardiosonix, and 498,411 were acquired by Ma’Aragim based on the satisfaction of certain developmental milestones on December 30, 2002, associated with our acquisition of Cardiosonix.

(c)	This amount includes 130,000 shares issuable upon exercise of options which are exercisable within 60 days and 25,272 shares in Mr. Blair’s account in the 401(k) Plan, but it does not include 50,000 shares of unvested restricted stock and 90,000 shares issuable upon exercise of options which are not exercisable within 60 days.

(d)	This amount includes 160,000 shares issuable upon exercise of options which are exercisable within 60 days but does not include 10,000 shares issuable upon exercise of options which are not exercisable within 60 days.

(e)	This amount includes 1,510,000 shares issuable upon exercise of options which are exercisable within 60 days, 1,520,000 warrants which are exercisable within 60 days, a promissory note convertible into 3,225,806 shares of our common stock, 195,511 shares that are held by Mr. Bupp’s wife for which he disclaims beneficial ownership and 108,429 shares in Mr. Bupp’s account in the 401(k) Plan, but it does not include 300,000 shares of unvested restricted stock and 400,000 shares issuable upon exercise of options which are not exercisable within 60 days.

(f)	This amount does not include 30,000 shares issuable upon exercise of options which are not exercisable within 60 days.

(g)	This amount includes 516,667 shares issuable upon exercise of options which are exercisable within 60 days and 77,632 shares in Mr. Larson’s account in the 401(k) Plan, but it does not include 50,000 shares of unvested restricted stock and 83,333 shares issuable upon exercise of options which are not exercisable within 60 days.

(h)	This amount includes 235,000 shares issuable upon exercise of options which are exercisable within 60 days and 31,000 shares held by Mr. Miller’s wife for which he disclaims beneficial ownership, but does not include 10,000 shares issuable upon the exercise of options which are not exercisable within 60 days.

(i)	This amount includes 265,000 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 10,000 shares issuable upon exercise of options which are not exercisable within 60 days.

(j)	This amount includes 3,659,501 shares issuable upon exercise of options which are exercisable within 60 days, 1,520,000 warrants which are exercisable within 60 days, a promissory note convertible into 3,225,806 shares of our common stock, 226,511 shares that are held by spouses of our Directors and Officers for which they disclaim beneficial ownership and 221,702 shares held in the 401(k) Plan on behalf of certain officers, but it does not include 420,000 shares of unvested restricted stock and 719,999 shares issuable upon the exercise of options which are not exercisable within 60 days. The Company itself is the trustee of the Neoprobe 401(k) Plan and may, as such, share investment power over common stock held in such plan. The trustee disclaims any beneficial ownership of shares held by the 401(k) Plan. The 401(k) Plan holds an aggregate total of 494,467 shares of common stock.

(k)	This amount includes 13,461,538 shares issuable upon conversion of a promissory note in the principal amount of $7,000,000 held by Platinum-Montaur Life Sciences, LLC (Montaur) that are convertible within 60 days and 6,000,000 warrants held by Montaur that are exercisable within 60 days.

(l)	Less than one percent.

(m)	The address of all directors and executive offices is c/o Neoprobe Corporation, 425 Metro Place North, Suite 300, Dublin, Ohio 43017-1367.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Director Independence
Our Board of Directors has adopted the definition of “independence” as described under the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) Section 301, Rule 10A-3 under the Securities Exchange Act of 1934 (the Exchange Act) and Nasdaq Rules 4200 and 4350. Our Board of Directors has determined that Messrs. Aschinger, Avital, Miller and Whitley, and Drs. Bland and Johnson meet the independence requirements.
See Liquidity and Capital Resources in Part II, Item 7 of this Form 10-K for information about our related party transactions.
Item 14. Principal Accountant Fees and Services
Audit Fees. The aggregate fees billed and expected to be billed for professional services rendered by BDO Seidman, LLP for the audit of the Company’s annual consolidated financial statements for the 2007 fiscal year, the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB for the 2007 fiscal year, and consents related to the Company’s registration statements filed during the 2007 fiscal year were $158,259 (including direct engagement expenses). The aggregate fees billed for professional services rendered by BDO Seidman, LLP for the audit of the Company’s annual consolidated financial statements for the 2006 fiscal year, the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB for the 2006 fiscal year, and consents related to the Company’s registration statements filed during the 2006 fiscal year were $150,650 (including direct engagement expenses).
Audit-Related Fees. The aggregate fees billed by BDO Seidman, LLP for audit-related services for the 2007 fiscal year were $2,385. No fees were billed by BDO Seidman, LLP for audit-related services for the 2006 fiscal year.
Tax Fees. The aggregate fees billed by BDO Seidman, LLP for tax-related services for the 2007 fiscal year were $500. No fees were billed by BDO Seidman, LLP for tax-related services for the 2006 fiscal year.
All Other Fees. No fees were billed by BDO Seidman, LLP for services other than the audit services for the 2007 or 2006 fiscal years.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules

Exhibit
Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Neoprobe Corporation as corrected February 18, 1994 and amended June 27, 1994, June 3, 1996, March 17, 1999, May 9, 2000, June 13, 2003, July 27, 2004, June 22, 2005 and November 20, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed December 7, 2006).

3.2	Amended and Restated By-Laws dated July 21, 1993, as amended July 18, 1995, May 30, 1996 and July 26, 2007 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated August 3, 2007, and incorporated herein by reference).

4.1	Neoprobe Corporation Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A 8% Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 2, 2008).

10.1	Amended and Restated Stock Option and Restricted Stock Purchase Plan dated March 3, 1994 (incorporated by reference to Exhibit 10.2.26 to the Company’s December 31, 1993 Form 10—K).

10.2	1996 Stock Incentive Plan dated January 18, 1996 as amended March 13, 1997 (incorporated by reference to Exhibit 10.2.37 to the Company’s December 31, 1997 Form 10—K).

10.3	Neoprobe Corporation Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement (File No. 000-26520), filed with the Securities and Exchange Commission on April 29, 2005).

10.4	Form of Stock Option Agreement under the Neoprobe Corporation Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 21, 2006).

10.5	Form of Employment Agreement between the Company and certain named executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 9, 2008). This Agreement is one of three substantially identical employment agreements and is accompanied by a schedule which identifies material details in which each agreement differs from the form filed herewith.

10.6	Schedule identifying material differences between the employment agreements incorporated by reference as Exhibit 10.5 to this Annual Report on Form 10-K (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 9, 2008).

10.7	Form of Restricted Stock Award and Agreement under the Neoprobe Corporation Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 9, 2008).

10.8	Technology Transfer Agreement dated July 29, 1992 between the Company and The Dow Chemical Corporation (portions of this Exhibit have been omitted pursuant to a request for

Exhibit
Number	Exhibit Description
confidential treatment and have been filed separately with the Commission) (incorporated by reference to Exhibit 10.10 to the Company’s Form S-1 filed October 15, 1992).

10.9	Cooperative Research and Development Agreement between the Company and the National Cancer Institute (incorporated by reference to Exhibit 10.3.31 to the Company’s September 30, 1995 Form 10—QSB).

10.10	License dated May 1, 1996 between the Company and The Dow Chemical Company (incorporated by reference to Exhibit 10.3.45 to the Company’s June 30, 1996 Form 10—QSB).

10.11	License Agreement dated May 1, 1996 between the Company and The Dow Chemical Company (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission) (incorporated by reference to Exhibit 10.3.46 to the Company’s June 30, 1996 Form 10—QSB).

10.12	License Agreement dated January 30, 2002 between the Company and the Regents of the University of California, San Diego, as amended on May 27, 2003 and February 1, 2006 (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission) (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB filed March 31, 2006).

10.13	Evaluation License Agreement dated March 31, 2005 between the Company and the Regents of the University of California, San Diego (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission) (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-KSB filed March 31, 2006).

10.14	Distribution Agreement between the Company and Ethicon Endo-Surgery, Inc. dated October 1, 1999 (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission) (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB filed March 16, 2007).

10.15	First Amendment to Distribution Agreement, dated December 14, 2007, by and between the Company and Ethicon Endo-Surgery, Inc. (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 20, 2007).

10.16	Product Supply Agreement between the Company and TriVirix International, Inc., dated February 5, 2004 (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission) (incorporated by reference to Exhibit 10.17 to the Company’s December 31, 2004 Form 10-KSB).

10.17	Supply and Distribution Agreement, dated November 15, 2007, by and between the Company and Cardinal Health 414, LLC (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 21, 2007).

10.18	Warrant to Purchase Common Stock of Neoprobe Corporation dated March 8, 2004 between the Company and David C. Bupp (incorporated by reference to Exhibit 10.28 to the Company’s December 31, 2003 Form 10-KSB).

Exhibit
Number	Exhibit Description

10.19	Warrant to Purchase Common Stock of Neoprobe Corporation dated April 2, 2003 between the Company and Donald E. Garlikov (incorporated by reference to Exhibit 99(g) to the Company’s Current Report on Form 8-K filed April 2, 2003).

10.20	Warrant to Purchase Common Stock of Neoprobe Corporation dated April 2, 2003 between the Company and David C. Bupp (incorporated by reference to Exhibit 99(h) to the Company’s Current Report on Form 8-K filed April 2, 2003).

10.21	Registration Rights Agreement dated April 2, 2003 between the Company, David C. Bupp and Donald E. Garlikov (incorporated by reference to Exhibit 99(i) to the Company’s Current Report on Form 8-K filed April 2, 2003).

10.22	Stock Purchase Agreement dated October 22, 2003 between the Company and Bridges & Pipes, LLC. This agreement is one of 21 substantially identical agreements and is accompanied by a schedule identifying the other agreements omitted and setting forth the material details in which such documents differ from the one that is filed herewith (incorporated by reference to Exhibit 10.32 to the Company’s registration statement on Form SB-2 filed December 2, 2003).

10.23	Registration Rights Agreement dated October 22, 2003 between the Company and Bridges & Pipes, LLC. This agreement is one of 21 substantially identical agreements and is accompanied by a schedule identifying the other agreements omitted and setting forth the material details in which such documents differ from the one that is filed herewith (incorporated by reference to Exhibit 10.33 to the Company’s registration statement on Form SB-2 filed December 2, 2003).

10.24	Series R Warrant Agreement dated October 22, 2003 between the Company and Bridges & Pipes, LLC. This agreement is one of 21 substantially identical agreements and is accompanied by a schedule identifying the other agreements omitted and setting forth the material details in which such documents differ from the one that is filed herewith (incorporated by reference to Exhibit 10.34 to the Company’s registration statement on Form SB-2 filed December 2, 2003).

10.25	Series S Warrant Agreement dated November 21, 2003 between the Company and Alberdale Capital, LLC. This agreement is one of 7 substantially identical agreements and is accompanied by a schedule identifying the other agreements omitted and setting forth the material details in which such documents differ from the one that is filed herewith (incorporated by reference to Exhibit 10.35 to the Company’s registration statement on Form SB-2 filed December 2, 2003).

10.26	Securities Purchase Agreement, dated as of December 13, 2004, among Neoprobe Corporation, Biomedical Value Fund, L.P., Biomedical Offshore Value Fund, Ltd. and David C. Bupp (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 16, 2004).

10.27	Amendment, dated November 30, 2006, to the Securities Purchase Agreement, dated as of December 13, 2004, among Neoprobe Corporation, Biomedical Value Fund, L.P., Biomedical Offshore Value Fund, Ltd. and David C. Bupp (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 4, 2006).

10.28	Form of Neoprobe Corporation Replacement Series A Convertible Promissory Note issued by the Company in connection with the Amendment, dated November 30, 2006, to the Securities Purchase Agreement, dated as of December 13, 2004, by and among Neoprobe Corporation, Biomedical Value Fund, L.P., Biomedical Offshore Value Fund, Ltd. and David C. Bupp (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed

Exhibit
Number	Exhibit Description
December 4, 2006. This is the form of three substantially identical agreements. A schedule identifying the agreements and setting forth the material details in which such agreements differ from the form that is incorporated by reference herein is filed as Exhibit 10.29 to this Annual Report on Form 10-K).

10.29	Schedule identifying material differences between the form of Replacement Series A Convertible Promissory Note incorporated by reference as Exhibit 10.28 to this Annual Report on Form 10-K and the substantially identical Replacement Series A Convertible Promissory Notes (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 4, 2006).

10.30	Form of Series T Neoprobe Corporation Replacement Common Stock Purchase Warrant issued by the Company in connection with the Amendment, dated November 30, 2006, to the Securities Purchase Agreement, dated as of December 13, 2004, by and among Neoprobe Corporation, Biomedical Value Fund, L.P., Biomedical Offshore Value Fund, Ltd. and David C. Bupp (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed December 4, 2006. This is the form of three substantially identical warrants. A schedule identifying the warrants and setting forth the material details in which such agreements differ from the form that is incorporated by reference herein is filed as Exhibit 10.30 to this Annual Report on Form 10-K).

10.31	Schedule identifying material differences between the Form of Series T Neoprobe Corporation Replacement Common Stock Purchase Warrant incorporated by reference as Exhibit 10.30 to this Annual Report on Form 10-K and the substantially identical Series T Neoprobe Corporation Replacement Common Stock Purchase Warrants (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 4, 2006).

10.32	Security Agreement, dated as of December 13, 2004, made by Neoprobe Corporation in favor of Biomedical Value Fund, L.P., Biomedical Offshore Value Fund, Ltd. and David C. Bupp (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 16, 2004).

10.33	Form of Series U Warrant Agreement, dated December 13, 2004, between the Company and the placement agents for the Series A Convertible Promissory Notes and Series T Warrants (incorporated by reference to Exhibit 10.35 to the Company’s December 31, 2004 Form 10-KSB. This is the form of six substantially identical agreements. A schedule identifying the warrants and setting forth the material details in which such agreements differ from the form that is incorporated by reference herein is filed as Exhibit 10.34 to this Annual Report on Form 10-K).

10.34	Schedule identifying material differences between the Form of Series U Warrant Agreement incorporated by reference as Exhibit 10.33 to this Annual Report on Form 10-K and the substantially identical Series U Warrant Agreements (incorporated by reference to Exhibit 10.36 to the Company’s December 31, 2004 Form 10-KSB).

10.35	Common Stock Purchase Agreement between the Company and Fusion Capital Fund II, LLC dated December 1, 2006 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 4, 2006).

10.36	Registration Rights Agreement dated December 1, 2006, between the Company and Fusion Capital Fund II, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed December 4, 2006).

Exhibit
Number	Exhibit Description
10.37	10% Convertible Note Purchase Agreement, dated July 3, 2007, between the Company and David C. Bupp, Cynthia B. Gochoco and Walter H. Bupp, as joint tenants with right of survivorship (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 9, 2007).

10.38	Amendment to Convertible Note Purchase Agreement, dated December 26, 2007, between the Company and David C. Bupp, Cynthia B. Gochoco and Walter H. Bupp, as joint tenants with right of survivorship (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed January 2, 2008).

10.39	Neoprobe Corporation 10% Convertible Promissory Note Due July 8, 2008, executed in favor of David C. Bupp, Cynthia B. Gochoco and Walter H. Bupp, as joint tenants with right of survivorship (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 9, 2007).

10.40	Neoprobe Corporation Amended 10% Convertible Note in the principal amount of $1,000,000, due December 31, 2011 (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed January 2, 2008).

10.41	Security Agreement, dated December 26, 2007, by and between the Company and David C. Bupp, Cynthia B. Gochoco and Walter H. Bupp, as joint tenants with right of survivorship (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed January 2, 2008).

10.42	Series V Warrant to Purchase Common Stock of Neoprobe Corporation issued to David C. Bupp, Cynthia B. Gochoco and Walter H. Bupp, as joint tenants with right of survivorship (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed January 2, 2008).

10.43	Series V Warrant to Purchase Common Stock of Neoprobe Corporation issued to David C. Bupp, Cynthia B. Gochoco and Walter H. Bupp, as joint tenants with right of survivorship (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 9, 2007).

10.44	Registration Rights Agreement, dated July 3, 2007, by and among Neoprobe Corporation and David C. Bupp, Cynthia B. Gochoco and Walter H. Bupp, as joint tenants with right of survivorship (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 9, 2007).

10.45	Securities Purchase Agreement, dated as of December 26, 2007, by and between the Company and Platinum-Montaur Life Sciences, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 2, 2008).

10.46	Neoprobe Corporation 10% Series A Convertible Senior Secured Promissory Note in the principal amount of $7,000,000, due December 26, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 2, 2008).

10.47	Form of Neoprobe Corporation 10% Series B Convertible Senior Secured Promissory Note in the principal amount of $3,000,000, due December 26, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 2, 2008).

10.48	Series W Warrant to Purchase Shares of Common Stock of Neoprobe Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 2, 2008).

Exhibit
Number	Exhibit Description
10.49	Form of Series X Warrant to Purchase Shares of Common Stock of Neoprobe Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed January 2, 2008).

10.50	Form of Series Y Warrant to Purchase Shares of Common Stock of Neoprobe Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed January 2, 2008).

10.51	Registration Rights Agreement, dated December 26, 2007, between the Company and Platinum-Montaur Life Sciences, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed January 2, 2008).

10.52	Security Agreement, dated December 26, 2007, between the Company and Platinum-Montaur Life Sciences, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed January 2, 2008).

10.53	Patent, Trademark, and Copyright Security Agreement, dated December 25, 2007, by and among Neoprobe Corporation, Cardiosonix Ltd., Cira Biosciences, Inc. and Platinum-Montaur Life Sciences, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed January 2, 2008).

21.1	Subsidiaries of the registrant.*

23.1	Consent of BDO Seidman, LLP.*

24.1	Powers of Attorney.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 31, 2008

NEOPROBE CORPORATION (the Company)
By:	/s/ David C. Bupp
David C. Bupp, President and
Chief Executive Officer

Signature	Title	Date

/s/ David C. Bupp David C. Bupp	Director, President and Chief Executive Officer (principal executive officer)	March 31, 2008

/s/ Brent L. Larson* Brent L. Larson	Vice President, Finance and Chief Financial Officer (principal financial officer)	March 31, 2008

/s/ Carl J. Aschinger, Jr.* Carl J. Aschinger, Jr.	Chairman, Director	March 31, 2008

/s/ Reuven Avital* Reuven Avital	Director	March 31, 2008

/s/ Kirby I. Bland* Kirby I. Bland	Director	March 31, 2008

/s/ Owen E. Johnson* Owen E. Johnson	Director	March 31, 2008

/s/ Fred B. Miller* Fred B. Miller	Director	March 31, 2008

/s/ J. Frank Whitley, Jr.* J. Frank Whitley, Jr.	Director	March 31, 2008

*By:	/s/ David C. Bupp
David C. Bupp, Attorney-in-fact

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

NEOPROBE CORPORATION

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEARS ENDED:
DECEMBER 31, 2007 AND 2006

FINANCIAL STATEMENTS

NEOPROBE CORPORATION and SUBSIDIARY

Report of Independent Registered Public Accounting Firm
Board of Directors
Neoprobe Corporation
Dublin, Ohio
We have audited the accompanying consolidated balance sheets of Neoprobe Corporation as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neoprobe Corporation at December 31, 2007 and 2006 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” using the modified prospective transition method.

/s/ BDO Seidman, LLP
Chicago, Illinois
March 28, 2008

Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006
ASSETS

Current assets:
Cash	$1,540,220	$2,502,655
Accounts receivable, net	1,621,910	1,246,089
Inventory	1,237,403	1,154,376
Prepaid expenses and other	247,035	430,623

Total current assets	4,646,568	5,333,743

Property and equipment	1,918,343	2,238,050
Less accumulated depreciation and amortization	1,630,740	1,882,371

	287,603	355,679

Patents and trademarks	3,016,783	3,131,391
Acquired technology	237,271	237,271

	3,254,054	3,368,662
Less accumulated amortization	1,652,912	1,540,145

	1,601,142	1,828,517

Other assets	527,634	515,593

Total assets	$7,062,947	$8,033,532

Continued

Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets, continued

	2007	2006
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$778,085	$668,288
Accrued liabilities and other	801,949	544,215
Capital lease obligations	14,592	14,841
Deferred revenue	451,512	348,568
Notes payable to finance companies	124,770	136,925
Notes payable to investors, current portion, net of discount of $53,585	—	1,696,415

Total current liabilities	2,170,908	3,409,252

Capital lease obligations	2,422	17,014
Deferred revenue	623,640	40,495
Notes payable to CEO, net of discounts of $95,786 and $19,030, respectively	904,214	80,970
Notes payable to investors, net of discounts of $2,600,392 and $1,468,845, respectively	4,399,608	4,781,155
Derivative liabilities	2,853,476	—
Other liabilities	52,273	2,673

Total liabilities	11,006,541	8,331,559

Commitments and contingencies

Stockholders’ deficit:
Preferred stock; $.001 par value; 5,000,000 shares authorized at December 31, 2007 and 2006; none issued and outstanding	—	—
Common stock; $.001 par value; 150,000,000 shares authorized; 67,240,030 and 59,624,379 shares issued and outstanding at December 31, 2007 and 2006, respectively	67,240	59,624
Additional paid-in capital	136,765,697	135,330,668
Accumulated deficit	(140,776,531)	(135,688,319)

Total stockholders’ deficit	(3,943,594)	(298,027)

Total liabilities and stockholders’ deficit	$7,062,947	$8,033,532

See accompanying notes to consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2007	2006

Net sales	$7,124,811	$6,051,071
Cost of goods sold	3,184,706	2,632,131

Gross profit	3,940,105	3,418,940

Operating expenses:
Research and development	2,865,539	3,803,060
Selling, general and administrative	2,837,344	3,076,379

Total operating expenses	5,702,883	6,879,439

Loss from operations	(1,762,778)	(3,460,499)

Other income (expense):
Interest income	70,976	225,468
Interest expense	(2,284,135)	(1,496,332)
Loss on extinguishment of debt	(859,955)	—
Change in derivative liabilities	(247,876)	—
Other	(4,444)	(9,853)

Total other expenses	(3,325,434)	(1,280,717)

Net loss	$(5,088,212)	$(4,741,216)

Net loss per common share:
Basic	$(0.08)	$(0.08)
Diluted	$(0.08)	$(0.08)

Weighted average shares outstanding:
Basic	62,921,491	58,586,593
Diluted	62,921,491	58,586,593
See accompanying notes to consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance, December 31, 2005	58,622,059	$58,622	$134,903,259	$(130,947,103)	$2,018	$4,016,796

Issued stock to 401(k) plan at $0.39	67,987	68	26,545	—	—	26,613
Issued stock as a commitment fee in connection with stock purchase agreement	720,000	720	179,280	—	—	180,000
Issued stock in connection with stock purchase agreement, net of costs	214,333	214	—	—	—	214
Stock compensation expense	—	—	221,584	—	—	221,584
Comprehensive income (loss):
Net loss	—	—	—	(4,741,216)	—	(4,741,216)
Realized gain on available-for-sale securities	—	—	—	—	(2,018)	(2,018)

Total comprehensive loss						(4,743,234)

Balance, December 31, 2006	59,624,379	59,624	135,330,668	(135,688,319)	—	(298,027)

Cancelled restricted stock that did not vest	(130,000)	(130)	—	—	—	(130)
Issued stock to 401(k) plan at $0.28	107,313	108	29,423	—	—	29,531
Issued stock in connection with stock purchase agreement, net of costs	7,588,338	7,588	1,703,953	—	—	1,711,541
Issued stock as fees to an investment banking firm	50,000	50	11,950	—	—	12,000
Effect of beneficial conversion feature of convertible promissory note	—	—	86,587	—	—	86,587
Issued warrants to purchase common stock	—	—	175,719	—	—	175,719
Repurchased warrants related to extinguishment of debt	—	—	(675,000)	—	—	(675,000)
Stock compensation expense	—	—	102,397	—	—	102,397
Net loss	—	—	—	(5,088,212)	—	(5,088,212)

Balance, December 31, 2007	67,240,030	$67,240	$136,765,697	$(140,776,531)	$—	$(3,943,594)

See accompanying notes to consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(5,088,212)	$(4,741,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	171,713	148,934
Amortization of intangible assets	233,006	262,802
Loss on disposal and abandonment of assets	22,551	39,031
Amortization of debt discount and debt offering costs	1,406,195	808,916
Provision for bad debts	1,000	—
Stock compensation expense	102,397	221,584
Loss on extinguishment of debt	859,955	—
Change in derivative liabilities	247,876	—
Other	29,400	22,854
Change in operating assets and liabilities:
Accounts receivable	(376,821)	(573,081)
Inventory	(166,838)	(428,202)
Prepaid expenses and other assets	177,351	408,918
Accounts payable	109,797	460,463
Accrued liabilities and other liabilities	319,337	(284,213)
Deferred revenue	686,089	95,437

Net cash used in operating activities	(1,265,204)	(3,557,773)

Cash flows from investing activities:
Maturities of available-for-sale securities	—	1,531,000
Purchases of property and equipment	(41,274)	(144,022)
Proceeds from sales of property and equipment	—	4,097
Patent and trademark costs	(6,736)	(31,163)

Net cash (used in) provided by investing activities	(48,010)	1,359,912

Cash flows from financing activities:
Proceeds from issuance of common stock	1,900,000	50,000
Payment of stock offering costs	(22,674)	(35,570)
Proceeds from notes payable	8,000,000	—
Payment of debt issuance costs	(565,004)	—
Payment of notes payable	(8,271,702)	(235,330)
Payments under capital leases	(14,841)	(19,530)
Payment for repurchase of warrants	(675,000)	—

Net cash provided by (used in) financing activities	350,779	(240,430)

Net decrease in cash	(962,435)	(2,438,291)

Cash, beginning of year	2,502,655	4,940,946

Cash, end of year	$1,540,220	$2,502,655

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements
1.	Organization and Summary of Significant Accounting Policies:
a.	Organization and Nature of Operations: Neoprobe Corporation (Neoprobe, the company, or we), a Delaware corporation, is engaged in the development and commercialization of innovative surgical and diagnostic products that enhance patient care by meeting the critical decision making needs of physicians. We currently manufacture two lines of medical devices: the first is a line of gamma radiation detection equipment used in the application of sentinel lymph node biopsy (SLNB), and the second is a line of blood flow monitoring devices for a variety of diagnostic and surgical applications.

Our gamma detection device products are marketed throughout most of the world through a distribution arrangement with Ethicon Endo-Surgery, Inc. (EES), a Johnson & Johnson company. For the years ended December 31, 2007 and 2006, 91% and 84% of net sales, respectively, were made to EES. The loss of this customer would have a significant adverse effect on our operating results.

Our blood flow measurement device product line is in the early stages of commercialization. Our activity with this product line was initiated with our acquisition of Cardiosonix Ltd. (Cardiosonix, formerly Biosonix Ltd.) on December 31, 2001.

We also have developmental and/or intellectual property rights related to two drugs that might be used in connection with gamma detection devices in cancer surgeries. The first, Lymphoseek®, is intended to be used in determining the spread of certain solid tumor cancers into the lymphatic system. The second, RIGScan® CR, is intended to be used to help surgeons locate cancerous or disease involved tissue during colorectal cancer surgeries. Both of these drug products are still in development and must be cleared for marketing by the appropriate regulatory bodies before they can be sold in any markets.

In addition, in January 2005 we formed a new corporation, Cira Biosciences, Inc. (Cira Bio), to explore the development of patient-specific cellular therapies that have shown positive patient responses in a variety of clinical settings. Cira Bio is combining our activated cellular therapy (ACT) technology for patient-specific oncology treatment with similar technology licensed from Cira LLC, a privately held company, for treating viral and autoimmune diseases. Neoprobe owns approximately 90% of the outstanding shares of Cira Bio with the remaining shares being held by the principals of Cira LLC. During the third quarter of 2007, we executed an option agreement with Cira Ltd., the sole minority shareholder in Cira Bio, whereby Neoprobe may acquire Cira Ltd.’s 10% interest in Cira Bio for $250,000. The option to acquire Cira Ltd.’s interest in Cira Bio expires June 30, 2008.

b.	Principles of Consolidation: Our consolidated financial statements include the accounts of Neoprobe, our wholly-owned subsidiary, Cardiosonix, and our majority-owned subsidiary, Cira Bio. All significant inter-company accounts were eliminated in consolidation.

c.	Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d.	Fair Value of Financial Instruments: The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
(1)	Cash, accounts receivable, accounts payable, and accrued liabilities: The carrying amounts approximate fair value because of the short maturity of these instruments.

(2)	Notes payable to finance companies: The fair value of our debt is estimated by discounting the future cash flows at rates currently offered to us for similar debt instruments of comparable maturities by banks or finance companies. At December 31, 2007 and 2006, the carrying values of these instruments approximate fair value.

Notes to the Consolidated Financial Statements
(3)	Note payable to CEO: The carrying value of our debt is presented as the face amount of the notes less the unamortized discounts related to the value of the beneficial conversion features and the initial estimated fair value of the warrants to purchase common stock issued in connection with the notes. At December 31, 2007 and 2006, the carrying value of the notes payable to our CEO approximates fair value.

(4)	Note payable to outside investors: The carrying value of our debt at December 31, 2007 is presented as the face amount of the notes less the unamortized discounts related to initial fair value of the conversion option and put options embedded in the note and the warrants to purchase common stock issued in connection with the notes. The carrying value of our debt at December 31, 2006 is presented as the face amount of the notes less the unamortized discounts related to the value of the beneficial conversion features and the initial estimated fair value of the warrants to purchase common stock issued in connection with the notes. At December 31, 2007 and 2006, the carrying value of the notes payable to outside investors approximates fair value.
d.	Cash and Cash Equivalents: There were no cash equivalents at December 31, 2007 or 2006. No cash was restricted as of December 31, 2007 or 2006.

e.	Inventory: All components of inventory are valued at the lower of cost (first-in, first-out) or market. We adjust inventory to market value when the net realizable value is lower than the carrying cost of the inventory. Market value is determined based on recent sales activity and margins achieved. During 2007 and 2006, we wrote off $142,000 and $129,000, respectively, of excess and obsolete materials, primarily due to design changes to our Quantix® product line.

We capitalize certain inventory costs associated with our Lymphoseek product prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. We could be required to permanently write down previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors. Conversely, our gross margins may be favorably impacted if some or all of the inventory previously written down becomes available and is used for commercial sale. During 2007 and 2006, we capitalized $150,000 and $48,000, respectively, in inventory costs associated with our Lymphoseek product.

The components of net inventory at December 31, 2007 and 2006 are as follows:

	2007	2006

Materials and component parts	$471,753	$522,225
Work-in-process	151,741	167,188
Finished goods	613,909	464,963

	$1,237,403	$1,154,376

f.	Property and Equipment: Property and equipment are stated at cost. Property and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets ranging from 2 to 7 years, and includes amortization related to equipment under capital leases. Maintenance and repairs are charged to expense as incurred, while renewals and improvements are capitalized. Property and equipment includes $57,000 and $78,000 of equipment under capital leases with accumulated amortization of $47,000 and $53,000 at December 31, 2007 and 2006, respectively. During 2007 and 2006, we recorded losses of $21,000 and $2,000, respectively, on the disposal of property and equipment.

Notes to the Consolidated Financial Statements
The major classes of property and equipment are as follows:

	Useful Life	2007	2006
Production machinery and equipment	5 years	$720,225	$1,107,278
Other machinery and equipment, primarily research equipment, loaners and computers	2 — 5 years	655,609	598,555
Furniture and fixtures	7 years	340,007	336,537
Leasehold improvements	Life of Lease[1]	74,682	74,682
Software	3 years	127,820	120,998

		$1,918,343	$2,238,050

[1]	We amortize leasehold improvements over the life of the lease, which in all cases is shorter than the estimated useful life of the asset.
g.	Intangible Assets: Intangible assets consist primarily of patents and other acquired intangible assets. Intangible assets are stated at cost, less accumulated amortization. Patent costs are amortized using the straight-line method over the estimated useful lives of the patents of 5 to 15 years. Patent application costs are deferred pending the outcome of patent applications. Costs associated with unsuccessful patent applications and abandoned intellectual property are expensed when determined to have no recoverable value. Acquired technology costs are amortized using the straight-line method over the estimated useful life of seven years. We evaluate the potential alternative uses of all intangible assets, as well as the recoverability of the carrying values of intangible assets on a recurring basis.

The major classes of intangible assets are as follows:

		December 31, 2007		December 31, 2006
	Wtd	Gross		Gross
	Avg	Carrying	Accumulated	Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization

Patents and trademarks	8.8 yrs	$3,016,783	$1,449,350	$3,131,391	$1,370,291
Acquired technology	1.0 yrs	237,271	203,562	237,271	169,854

Total		$3,254,054	$1,652,912	$3,368,662	$1,540,145

During 2007 and 2006, we recorded $233,000 and $263,000, respectively, of intangible asset amortization in general and administrative expenses. During 2006, $2,000 of the total amortization was related to the abandonment of gamma detection patents and patent applications that were deemed no longer recoverable or part of our ongoing business.

The estimated future amortization expenses for the next five fiscal years are as follows:

Estimated
Amortization
Expense

For the year ended 12/31/2008	$212,148
For the year ended 12/31/2009	170,136
For the year ended 12/31/2010	169,414
For the year ended 12/31/2011	168,310
For the year ended 12/31/2012	168,267
h.	Impairment or Disposal of Long-Lived Assets: We account for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets and

Notes to the Consolidated Financial Statements
certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
i.	Other Assets:

Other assets consist primarily of deferred debt issuance costs. We defer costs associated with the issuance of notes payable and amortize those costs over the period of the notes using the effective interest method. In 2007, we incurred $565,000 of debt issuance costs related to notes payable and expensed $209,000 of deferred debt issuance costs related to debt refinancing activities. Other assets include deferred debt issuance costs of $496,000 and $509,000 at December 31, 2007 and 2006, respectively. See Note 6.

j.	Deferred Revenue:

Deferred revenue as of December 31, 2007 consists primarily of $500,000 in non-refundable license fees and reimbursement of past research and development expenses which EES paid us as consideration for extending our distribution agreement with them. We intend to recognize the $500,000 payment as license revenue on a straight-line basis over the extended term of the agreement, or January 2009 through December 2013. In addition, deferred revenue as of December 31, 2007 and 2006 includes revenues from the sale of extended warranties covering our medical devices over periods of one to four years. We recognize revenue from extended warranty sales on a pro-rata basis over the period covered by the extended warranty.

k.	Derivatives:

We account for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. Derivative instruments embedded in contracts, to the extent not already a free-standing contract, are required to be bifurcated from the debt instrument and accounted for separately. All derivatives are recorded on the consolidated balance sheet at fair value. See Note 6.

l.	Revenue Recognition:
(1)	Product Sales: We derive revenues primarily from sales of our medical devices. Our standard shipping terms are FOB shipping point, and title and risk of loss passes to the customer upon delivery to a common carrier. We generally recognize sales revenue when the products are shipped and the earnings process has been completed. However, in cases where product is shipped but the earnings process is not yet completed, revenue is deferred until it has been determined that the earnings process has been completed. Our customers generally have no right to return products purchased in the ordinary course of business.

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

Notes to the Consolidated Financial Statements
we have any performance obligations other than normal product warranty obligations. To the extent that the earnings process has not been completed, revenue is deferred. To the extent we enter into multiple-element arrangements, we allocate revenue based on the relative fair value of the elements.
(2)	Extended Warranty Revenue: We derive revenues from the sale of extended warranties covering our medical devices over periods of one to four years. We recognize revenue from extended warranty sales on a pro-rata basis over the period covered by the extended warranty. Expenses related to the extended warranty are recorded when incurred.

(3)	Service Revenue: We derive revenues from the repair and service of our medical devices that are in use beyond the term of the original warranty and that are not covered by an extended warranty. We recognize revenue from repair and service activities once the activities are complete and the repaired or serviced device has been shipped back to the customer.
m.	Research and Development Costs: All costs related to research and development are expensed as incurred.

n.	Stock-Based Compensation: At December 31, 2007, we have three stock-based compensation plans. Under the Amended and Restated Stock Option and Restricted Stock Purchase Plan (the Amended Plan), the 1996 Stock Incentive Plan (the 1996 Plan), and the 2002 Stock Incentive Plan (the 2002 Plan), we may grant incentive stock options, nonqualified stock options, and restricted stock awards to full-time employees, and nonqualified stock options and restricted awards may be granted to our consultants and agents. Total shares authorized under each plan are 2 million shares, 1.5 million shares and 5 million shares, respectively. Although options are still outstanding under the Amended Plan and the 1996 Plan, these plans are considered expired and no new grants may be made from them. Under all three plans, the exercise price of each option is greater than or equal to the closing market price of our common stock on the day prior to the date of the grant.

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

Compensation cost arising from stock-based awards is recognized as expense using the straight-line method over the vesting period. As of December 31, 2007, there was approximately $149,000 of total unrecognized compensation cost related to unvested stock-based awards, which we expect to recognize over remaining weighted average vesting terms of 0.9 years. For the years ended December 31, 2007 and 2006, our total stock-based compensation expense was approximately $102,000 and $222,000, respectively. We have not recorded any income tax benefit related to stock-based compensation for the years ended December 31, 2007 and 2006.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model to value share-based payments. Expected volatilities are based on the company’s historical volatility, which management believes represents the most accurate basis for estimating expected volatility under the current circumstances. Neoprobe uses historical data to estimate forfeiture rates. The expected term of options granted is based on the vesting period and the contractual life of the options. The risk-free rate is based on the U.S. Treasury yield in effect at the time of the grant. The assumptions used for the years ended December 31, 2007 and 2006 are noted in the following table:

	2007	2006

Expected term	5.8 years	5.9 years
Expected volatility	103%	105%
Expected dividends	—	—
Risk-free rate	4.6%	4.7%

Notes to the Consolidated Financial Statements
A summary of stock option activity under our stock option plans as of December 31, 2007, and changes during the year then ended is presented below:

	Year Ended December 31, 2007
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value

Outstanding at beginning of period	5,975,473	$0.42
Granted	40,000	$0.35
Exercised	—	—
Forfeited	(116,667)	$0.32
Expired	(403,333)	$0.42

Outstanding at end of period	5,495,473	$0.42	5.5 years	—

Exercisable at end of period	5,149,473	$0.43	5.2 years	—

The weighted average grant-date fair value of options granted in 2007 and 2006 was $0.28 and $0.19, respectively. No options were exercised during 2007 or 2006.

A summary of the status of our restricted stock as of December 31, 2007, and changes during the year then ended is presented below:

Year Ended
December 31, 2007
Weighted Average
Grant-Date Fair
	Number of Shares	Value

Outstanding at beginning of period	130,000	$7.84
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(130,000)	$7.84

Outstanding at end of period	—	—

During 2007, all of our outstanding restricted shares were effectively cancelled due to failure to vest under the terms of issuance of these shares. Restricted shares, if any, generally vest on a specific event or achievement of goals as defined in the grant agreements. As a result, we have not recorded any compensation expense related to past grants of restricted stock due to the inability to assess the probability of the vesting event. See Note 15(a).

o.	Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to the uncertainty surrounding the realization of the deferred tax assets in future tax returns,

Notes to the Consolidated Financial Statements
all of the deferred tax assets have been fully offset by a valuation allowance at December 31, 2007 and 2006.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (FIN 48). We adopted the provisions of FIN 48 on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109. FIN 48 also prescribes a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. No adjustment was made to the beginning retained earnings balance as the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility. As a result, no liability for uncertain tax positions was recorded as of December 31, 2007. Should the Company need to accrue interest or penalties on uncertain tax positions, it would recognize the interest as interest expense and the penalties as a selling, general and administrative expense.

p.	Recent Accounting Developments: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 was initially effective for Neoprobe beginning January 1, 2008. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS 157-2. FSP FAS 157-2 defers the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on at least an annual basis. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs), and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption was permitted as of the beginning of a fiscal year that began on or before November 15, 2007, provided the entity also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. We plan to adopt SFAS No. 159 as required on January 1, 2008; however, we do not plan to elect to measure any of our currently outstanding financial instruments using the fair value option outlined in SFAS No. 159. As such, we do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated results of operations or financial condition.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the acquisition method (formerly called the purchase method) of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141 defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets and liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS No. 141(R) requires, among other things, that the acquisition-related costs be recognized separately from the acquisition. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and is required

Notes to the Consolidated Financial Statements
to be adopted by Neoprobe beginning January 1, 2009. The effect the adoption of SFAS No. 141(R) will have on us will depend on the nature and size of acquisitions we complete after we adopt SFAS No. 141(R), if any.

Also in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R), Business Combinations. SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008, and is required to be adopted by Neoprobe beginning January 1, 2009. Earlier adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is adopted, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We do not expect the adoption of SFAS No. 160 to have a material effect on our consolidated results of operations or financial condition.

In December 2007, the FASB ratified the consensus reached by the EITF on EITF Issue 07-1, Accounting for Collaborative Arrangements. EITF 07-1 focuses on defining a collaborative arrangement as well as the accounting for transactions between participants in a collaborative arrangement and between the participants in the arrangement and third parties. The EITF concluded that both types of transactions should be reported in each participant’s respective income statement. EITF 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We do not expect EITF 07-1 to have a material effect on our consolidated results of operations or financial condition.
2.	Earnings Per Share:

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the periods, adjusted for the effects of convertible securities, options and warrants, if dilutive.

	Year Ended		Year Ended
	December 31, 2007		December 31, 2006
	Basic	Diluted	Basic	Diluted
	Earnings	Earnings	Earnings	Earnings
	Per Share	Per Share	Per Share	Per Share
Outstanding shares	67,240,030	67,240,030	59,624,379	59,624,379
Effect of weighting changes in outstanding shares	(4,318,539)	(4,318,539)	(907,786)	(907,786)
Contingently issuable shares	—	—	(130,000)	(130,000)

Adjusted shares	62,921,491	62,921,491	58,586,593	58,586,593

There is no difference in basic and diluted loss per share related to 2007 or 2006. The net loss per common share for these periods excludes the effects of 35,691,194 and 41,873,016, respectively, common shares issuable upon exercise of outstanding stock options and warrants into our common stock or upon the conversion of convertible debt since such inclusion would be anti-dilutive.

Notes to the Consolidated Financial Statements
3.	Accounts Receivable and Concentrations of Credit Risk:

Accounts receivable at December 31, 2007 and 2006, net of allowance for doubtful accounts of $1,000 and $0, respectively, consist of the following:

	2007	2006

Trade	$1,609,690	$1,243,114
Other	12,220	2,975

	$1,621,910	$1,246,089

At December 31, 2007 and 2006, approximately 94% and 86%, respectively, of net accounts receivable were due from EES. We do not believe we are exposed to significant credit risk related to EES based on the overall financial strength and credit worthiness of the customer and its parent company. We believe that we have adequately addressed other credit risks in estimating the allowance for doubtful accounts.

We estimate an allowance for doubtful accounts based on a review and assessment of specific accounts receivable and write off accounts when deemed uncollectible.

4.	Accrued Liabilities:

Accrued liabilities at December 31, 2007 and 2006 consist of the following:

	2007	2006

Contracted services and other	$446,037	$401,224
Compensation	207,904	91,167
Warranty reserve	115,395	44,858
Inventory purchases	23,204	—
Interest	9,409	6,966

	$801,949	$544,215

5.	Product Warranty:

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

The activity in the warranty reserve account for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006

Warranty reserve at beginning of year	$44,858	$41,185
Provision for warranty claims and changes in reserve for warranties	121,996	40,103
Payments charged against the reserve	(51,459)	(36,430)

Warranty reserve at end of year	$115,395	$44,858

6.	Notes Payable:

In December 2004, we completed a private placement of four-year convertible promissory notes in an aggregate principal amount of $8.1 million under a Securities Purchase Agreement with Biomedical Value

Notes to the Consolidated Financial Statements
Fund, L.P., Biomedical Offshore Value Fund, Ltd. and David C. Bupp, our President and CEO. Biomedical Value Fund, L.P. and Biomedical Offshore Value Fund, Ltd. are funds managed by Great Point Partners, LLC (collectively, the Great Point Funds). The notes originally bore interest at 8% per annum and were due on December 13, 2008.

As part of the original transaction, we issued the investors 10,125,000 Series T warrants to purchase our common stock at an exercise price of $0.46 per share, expiring in December 2009. The fair value of the warrants issued to the investors was $1,315,000 on the date of issuance and was determined using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 3.4%, volatility of 50% and no expected dividend rate. In connection with this financing, we also issued 1,600,000 Series U warrants to purchase our common stock to the placement agents, containing substantially the same terms as the warrants issued to the investors. The fair value of the warrants issued to the placement agents was $208,014 using the Black-Scholes option pricing model with the same assumptions used to determine the fair value of the warrants issued to the investors. The value of the beneficial conversion feature of the notes was estimated at $1,315,000 based on the effective conversion price at the date of issuance. The fair value of the warrants issued to the investors and the value of the beneficial conversion feature were recorded as discounts on the note and were being amortized over the term of the notes using the effective interest method. The fair value of the warrants issued to the placement agents was recorded as a deferred debt issuance cost and was also being amortized over the term of the notes using the effective interest method.

In November 2006, we amended the Agreement and modified several of the key terms in the related notes. The modified notes bore interest at 12% per annum, payable on March 31, June 30, September 30 and December 31 of each year. The maturity of the notes was modified as follows: $500,000 due January 8, 2007; $1,250,000 due July 9, 2007; $1,750,000 due January 7, 2008; $2,000,000 due July 7, 2008 and the remaining $2,600,000 due January 7, 2009. We were also required to make mandatory repayments of principal to the Great Point Funds under certain circumstances such as asset dispositions, partnering transactions and sales of equity. During 2007, we made $625,000 of such mandatory repayments that were applied against future scheduled principal payments. In exchange for the increased interest rate and accelerated principal repayment schedule, the note holders eliminated the financial covenants under the original notes and eliminated certain conversion price adjustments from the original notes related to sales of equity securities by Neoprobe. In addition, Neoprobe was allowed to make optional prepayments to the Great Point Funds by giving them 10 business days notice during which time the note holders could decide to convert the notes into our common stock. The new notes remained freely convertible into shares of our common stock at a price of $0.40 per share. We could force conversion of the notes prior to their stated maturity under certain circumstances. We treated the amendment to the Agreement as a modification for accounting purposes.

As a result of the November 2006 modification of the payment terms of the notes, the amortization of debt discount and issuance costs using the effective interest method was revised. During the third quarter of 2007, management determined that we had, from the date of the modification of the notes payable on November 30, 2006, through June 30, 2007, incorrectly applied the effective interest method in calculating the amortization of the debt discount and issuance costs related to the notes. As a result of the error in calculation, we recorded a total adjustment of $286,000 in non-cash interest expense related to the seven months ended June 30, 2007 in our results of operations for the third quarter of 2007. We have determined that the net effect of this adjustment was not material, either quantitatively or qualitatively, to our results of operations and would not have resulted in changes to net loss per share, as reported, for the year ended December 31, 2006 or for the quarters ended March 31, 2007 and June 30, 2007. Recording the adjustment did not require amendment of the previously filed reports for the periods affected.

In July 2007, David C. Bupp, our President and CEO, and certain members of his family (the Bupp Investors) purchased a $1.0 million convertible note (the Bupp Note) and warrants. The note bears interest at 10% per annum, had an original term of one year and is repayable in whole or in part with no penalty. The note is convertible into shares of our common stock at a price of $0.31 per share, a 25% premium to the average closing market price of our common stock for the 5 days preceding the closing of the transaction. As part of this transaction, we issued the investors 500,000 Series V warrants to purchase our common stock at an exercise price of $0.31 per share, expiring in July 2012. The fair value

Notes to the Consolidated Financial Statements
of the warrants issued to the investors was approximately $80,000 on the date of issuance and was determined using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 4.95%, volatility of 105% and no expected dividend rate. The value of the beneficial conversion feature of the note was estimated at $86,000 based on the effective conversion price at the date of issuance. The fair value of the warrants issued to the investors and the value of the beneficial conversion feature were recorded as discounts on the note. We incurred $43,000 of costs related to completing the Bupp financing, which were recorded in other assets. The discounts and the deferred debt issuance costs were being amortized over the term of the note using the effective interest method.

In December 2007, we executed a Securities Purchase Agreement (the Montaur Purchase Agreement) with Platinum Montaur Life Sciences, LLC (Montaur), pursuant to which we issued Montaur: (1) a 10% Series A Convertible Senior Secured Promissory Note in the principal amount of $7,000,000, due December 26, 2011 (the Series A Note); and (2) 6,000,000 Series W warrants to purchase our common stock at an exercise price of $0.32 per share, expiring in December 2012 (the Series W warrants). Additionally, pursuant to the terms of the Montaur Purchase Agreement: (1) upon commencement of the Phase 3 clinical studies of Lymphoseek, we will issue to Montaur a 10% Series B Convertible Senior Secured Promissory Note, due December 26, 2011 (the Series B Note, and hereinafter referred to collectively with the Series A Note as the Montaur Notes), and five-year warrants to purchase an amount of common stock equal to the number of shares into which Montaur may convert the Series B Note, at an exercise price of 115% of the conversion price of the Series B Note (the Series X warrants), for an aggregate purchase price of $3,000,000; and (2) upon completion of enrollment of 200 patients in the Phase 3 clinical studies of Lymphoseek, we will issue to Montaur 3,000 shares of our 8% Series A Cumulative Convertible Preferred Stock (the Preferred Stock) and five-year warrants to purchase an amount of common stock equal to the number of shares into which Montaur may convert the Preferred Stock, at an exercise price of 115% of the conversion price of the Preferred Stock (the Series Y warrants, and hereinafter referred to collectively with the Series W warrants and Series X warrants as the Montaur warrants), also for an aggregate purchase price of $3,000,000.

The Series A Note bears interest at 10% per annum and is partially convertible at the option of Montaur into common stock at a price of $0.26 per share. Interest is payable monthly, in arrears, beginning February 2008 until the earlier of the maturity date or the date of conversion. At our discretion, we may pay the monthly interest payments in cash, common stock, or a combination of cash and common stock, subject to certain limitations set forth in the Series A Note. Upon issuance, the Series B Note will also bear interest at 10% per annum, and Montaur will have the right to convert the Series B Note into common stock at a price equal to the lesser of $0.40 or the closing price of the common stock on the issuance date of the Series B Note. According to the provisions of the Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A 8% Cumulative Convertible Preferred Stock (the Certificate of Designations), Montaur may convert all or any portion of the shares of Preferred Stock into a number of shares of common stock equal to the quotient of: (1) the Liquidation Preference Amount of the shares of Preferred Stock by (2) the Conversion Price then in effect for the Preferred Stock. Per the Certificate of Designations, the Liquidation Preference Amount is equal to $1,000 per share of Preferred Stock, and the Conversion Price is equal to the lesser of $0.50 or the closing price of the common stock on the issuance date of the Preferred Stock, subject to adjustment as described in the Certificate of Designations.

Under the terms of a Registration Rights Agreement, dated December 26, 2007, between Neoprobe and Montaur (the Rights Agreement), we agreed to file a registration statement with the Securities and Exchange Commission registering the shares of common stock underlying the Notes, the Preferred Stock and the Warrants, no later than 60 days following the closing, which deadline has since been extended to April 15, 2008. Additionally, in connection with the Purchase Agreement, we entered into: (1) a Security Agreement, dated December 26, 2007, between Neoprobe and Montaur (the Montaur Security Agreement); and (2) a Patent, Trademark, and Copyright Security Agreement, dated December 26, 2007, by and among Neoprobe, Cardiosonix Ltd., Cira Biosciences, Inc. and Montaur (the IP Security Agreement), pursuant to which we have granted Montaur a security interest in all of our property and assets and our subsidiaries to secure our obligations under the Montaur Notes and all other transaction agreements. The Security Agreement and IP Security Agreement contain covenants, remedies and other provisions as are customary for agreements of such type.

Notes to the Consolidated Financial Statements
In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the conversion option and two put options are considered derivative instruments and are required to be bifurcated from the debt instrument and accounted for separately. In addition, in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the Series W warrants are accounted for as a liability due to the existence of certain provisions in the instrument. As a result, we recorded a total aggregate derivative liability of $2.6 million on the date of issuance of the note. The fair value of the bifurcated conversion option and put options was approximately $1.45 million on the date of issuance. The fair value of the Series W warrants was approximately $1.15 million on the date of issuance and was determined using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 3.7%, volatility of 94% and no expected dividend rate. Changes in the fair value of the derivative liabilities are recorded in the consolidated statement of operations. As of December 31, 2007, the derivative liabilities had a fair value of $1.60 and $1.25 million for the conversion and put options and the warrants, respectively. Because the value of our stock increased between the closing date of the financing and December 31, 2007, our year end, the effect of marking the derivative liabilities to “market” at December 31, 2007 resulted in an increase in the estimated fair value of the derivative liabilities of $248,000 which was recorded as non-cash expense during the fourth quarter of 2007. See Note 15(b).

The aggregate fair value of the conversion option, the put options, and the warrants of $2.6 million was recorded as a discount on the note and is being amortized over the term of the note using the effective interest method. During 2007, we recorded interest expense of $15,000 related to the amortization of the debt discount. We incurred $497,000 of costs related to completing the Montaur financing, which were recorded in other assets on the consolidated balance sheet. The deferred financing costs are being amortized using the effective interest method over the term of the note. During 2007, we recorded interest expense of $1,000 related to the amortization of the deferred financing costs. At December 31, 2007, $9,000 of accrued interest related to the notes was included in accrued liabilities on the consolidated balance sheet.

In connection with the Montaur Purchase Agreement, Montaur requested that the term of the $1.0 million Bupp Note be extended until at least one day following the maturity date of the Montaur Notes. In consideration for the Bupp Investors’ agreement to extend the term of the Bupp Note pursuant to an Amendment to the Bupp Purchase Agreement, dated December 26, 2007, we agreed to provide security for the obligations evidenced by the Amended 10% Convertible Note in the principal amount of $1,000,000, due December 31, 2011, executed by Neoprobe in favor of the Bupp Investors (the Amended Bupp Note), under the terms of a Security Agreement, dated December 26, 2007, by and between Neoprobe and the Bupp Investors (the Bupp Security Agreement). As further consideration for extending the term of the Bupp Note, we issued the Bupp Investors 500,000 Series V warrants to purchase our common stock at an exercise price of $0.32 per share, expiring in December 2012. The fair value of the warrants issued to the Bupp Investors was approximately $96,000 on the date of issuance and was determined using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 3.72%, volatility of 94% and no expected dividend rate. The fair value of the warrants was recorded as a discount on the note and is being amortized over the term of the note using the effective interest method. We treated the amendment to the Bupp Note as an extinguishment of debt for accounting purposes. As such, the remaining discount resulting from the fair value of the warrants and the value of the beneficial conversion feature and the remaining unamortized deferred financing costs associated with the original note were written off as a loss on extinguishment of debt.

We applied $5,725,000 from the proceeds of our issuance of the Series A Note and Series W warrants to the complete and total satisfaction of our outstanding obligations under the Replacement Series A Convertible Promissory Notes issued to the Great Point Funds and David C. Bupp as of November 30, 2006, pursuant to the Securities Purchase Agreement, dated as of December 13, 2004, by and among Neoprobe, the Great Point Funds and Mr. Bupp, as amended by the Amendment dated as of November 30, 2006 (the Amended GPP Purchase Agreement). We treated the early repayment of the notes as an extinguishment of debt for accounting purposes. As such, the remaining discount resulting from the fair value of the warrants and the value of the beneficial conversion feature associated with the original notes was written off as a loss on extinguishment of debt. We applied an additional $675,000 from the proceeds of our issuance of the Series A Note and Series W warrants to the redemption of 10,000,000

Notes to the Consolidated Financial Statements
Series T warrants to purchase our common stock at an exercise price of $0.46 per share, issued to the Great Point Funds pursuant to the Amended GPP Purchase Agreement. In connection with the consummation of the Montaur Purchase Agreement and amendment of the Bupp Purchase Agreement, Mr. Bupp agreed to the cancellation of 125,000 Series T warrants to purchase our common stock at an exercise price of $0.46 per share, issued to Mr. Bupp pursuant to the Amended GPP Purchase Agreement.

7.	Income Taxes:

As of December 31, 2007 and 2006, our deferred tax assets in the U.S. were approximately $40.1 million and $39.6 million, respectively. The components of our deferred tax assets, pursuant to SFAS No. 109, Accounting for Income Taxes, are summarized as follows:

	As of December 31,
	2007	2006
Deferred tax assets:
Federal net operating loss carryforwards	$32,428,173	$32,227,107
State net operating loss carryforwards	2,229,635	2,273,948
R&D credit carryforwards	4,906,697	4,722,457
Temporary differences	552,981	354,340

Deferred tax assets before valuation allowance	40,117,486	39,577,852

Valuation allowance	(40,117,486)	(39,577,852)

Net deferred tax assets	$—	$—

SFAS No. 109 requires a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. Due to the uncertainty surrounding the realization of these deferred tax assets in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance at December 31, 2007 and 2006.

As of December 31, 2007 and 2006, Cardiosonix had deferred tax assets in Israel of approximately $2 million, primarily related to net operating loss carryforwards available to offset future taxable income, if any. Under current Israeli tax law, net operating loss carryforwards do not expire. Due to the uncertainty surrounding the realization of these deferred tax assets in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance at December 31, 2007 and 2006. Since a valuation allowance was recognized for the deferred tax asset for Cardiosonix’ deductible temporary differences and operating loss carryforwards at the acquisition date, the tax benefits for those items that are first recognized (i.e., by elimination of the valuation allowance) in financial statements after the acquisition date shall be applied (a) first to reduce to zero other noncurrent intangible assets related to the acquisition and (b) second to reduce income tax expense.

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

Notes to the Consolidated Financial Statements
Reconciliations between the statutory federal income tax rate and our effective tax rate are as follows:

	Years Ended December 31,
	2007		2006
	Amount	%	Amount	%

Benefit at statutory rate	$(1,729,992)	(34.0%)	$(1,612,013)	(34.0%)
Adjustments to valuation allowance	1,502,950	29.5%	1,462,443	30.8%
Other	227,042	4.5%	149,570	3.2%

Benefit per financial statements	$—	—	$—	—

Deferred tax assets of $1.0 million related to net operating loss carryforwards and $133,000 related to R&D credit carryforwards expired during 2007.
8.	Equity:
a.	Stock Warrants: At December 31, 2007, there are 13.9 million warrants outstanding to purchase our common stock. The warrants are exercisable at prices ranging from $0.13 to $0.50 per share with a weighted average exercise price per share of $0.31.

The following table summarizes information about our outstanding warrants at December 31, 2007:

	Exercise Price	Number of Warrants	Expiration Date

Series Q	$0.13	875,000	April 2008
Series Q	$0.50	375,000	March 2009
Series R	$0.28	2,808,898	October 2008
Series S	$0.28	1,195,478	October 2008
Series U	$0.44	1,600,000	December 2009
Series V	$0.31	500,000	July 2012
Series V	$0.32	500,000	December 2012
Series W	$0.32	6,000,000	December 2012

	$0.31	13,854,376

In April 2003, we completed bridge loans with our President and CEO, David Bupp, and an outside investor. In connection with these loans, we issued a total of 875,000 Series Q warrants to purchase our common stock at an exercise price of $0.13 per share, expiring in April 2008. In March 2004, at the request of our Board of Directors, Mr. Bupp agreed to extend the due date of his loan. In exchange for extending the due date of his loan, we issued Mr. Bupp an additional 375,000 Series Q warrants to purchase our common stock at an exercise price of $0.50 per share, expiring in March 2009. All 1,250,000 Series Q warrants related to the bridge loans remain outstanding at December 31, 2007. See Note 15(c).

In November 2003, we executed common stock purchase agreements with certain investors. In connection with these agreements, we issued the purchasers 6,086,959 Series R warrants to purchase our common stock at an exercise price of $0.28 per share, expiring in October 2008, and issued the placement agents 1,354,348 Series S warrants to purchase our common stock on similar terms. No Series R or Series S warrants were exercised during 2007 or 2006. At December 31, 2007, 2,808,898 Series R and 1,195,478 Series S warrants remain outstanding. See Note 15(c).

See Note 6 for a discussion of Series U, V and W warrants.

Notes to the Consolidated Financial Statements
b.	Common Stock Purchase Agreement: In December 2006, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC (Fusion). A registration statement registering for resale up to 12,000,000 shares of our common stock became effective on December 28, 2006. We have authorized up to 12,000,000 shares of our common stock for sale to Fusion under the agreement. Under the terms of the agreement, in December 2006, we issued 720,000 shares of common stock as an initial commitment fee. We are also required to issue to Fusion up to an additional 720,000 shares of our common stock as an additional commitment fee in connection with future purchases made by Fusion. The additional 720,000 shares will be issued pro rata as we sell our common stock to Fusion under the agreement, resulting in a total commitment fee of 1,440,000 shares of our common stock if the entire $6.0 million in value of stock is sold. Under the terms of the agreement, generally we have the right but not the obligation from time to time to sell our shares to Fusion in amounts between $50,000 and $1.0 million depending on certain conditions set forth in the agreement. We have the right to control the timing and amount of any sales of our shares to Fusion. The price of shares sold to Fusion will generally be based on market prices for purchases that are not subject to the floor price of $0.20 per share. The common stock purchase agreement may be terminated by us at any time at our discretion without any cost to us. During 2007, we sold a total of 7,360,338 shares of our common stock under the agreement, realized gross proceeds of $1,900,000 from such sales, and issued Fusion 228,000 shares of our common stock as additional commitment fees related to such sales. During 2006, we sold a total of 208,333 shares of our common stock under the agreement, realized gross proceeds of $50,000 from such sales, and issued Fusion 6,000 shares of our common stock as additional commitment fees related to such sales.

c.	Common Stock Reserved: As of December 31, 2007, we have reserved 35,691,194 shares of authorized common stock for the exercise of all outstanding options, warrants, and convertible debt.
9.	Segments and Subsidiary Information:
a.	Segments: We report information about our operating segments using the “management approach” in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This information is based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance. Our reportable segments are identified based on differences in products, services and markets served. There were no inter-segment sales. We own or have rights to intellectual property involving two primary types of medical device products, including gamma detection instruments currently used primarily in the application of SLNB, and blood flow measurement devices. We also own or have rights to intellectual property related to several drug and therapy products.

The information in the following table is derived directly from each reportable segment’s financial reporting.

	Gamma	Blood	Drug and
($ amounts in thousands)	Detection	Flow	Therapy
2007	Devices	Devices	Products	Corporate	Total

Net sales:
United States[1]	$6,577	$166	$—	$—	$6,743
International	197	185	—	—	382
Research and development expenses	680	359	1,827	—	2,866
Selling, general and administrative expenses, excluding depreciation and amortization[2]	—	—	—	2,432	2,432
Depreciation and amortization	99	262	—	44	405
Income (loss) from operations[3]	3,093	(552)	(1,827)	(2,477)	(1,763)
Other income (expense)[4]	—	—	—	(3,325)	(3,325)
Total assets, net of depreciation and amortization:
United States operations	2,280	703	186	2,334	5,503
Israeli operations (Cardiosonix Ltd.)	—	1,560	—	—	1,560
Capital expenditures	16	9	—	16	41

Notes to the Consolidated Financial Statements

	Gamma	Blood	Drug and
($ amounts in thousands)	Detection	Flow	Therapy
2006	Devices	Devices	Products	Corporate	Total

Net sales
United States[1]	$5,214	$80	$—	$—	$5,294
International	231	526	—	—	757
Research and development expenses	952	708	2,143	—	3,803
Selling, general and administrative expenses, excluding depreciation and amortization[2]	—	—	—	2,664	2,664
Depreciation and amortization	103	250	—	59	412
Income (loss) from operations[3]	2,237	(831)	(2,143)	(2,723)	(3,460)
Other income (expense) [4]	—	—	—	(1,281)	(1,281)
Total assets, net of depreciation and amortization:
United States operations	1,961	612	57	3,510	6,140
Israeli operations (Cardiosonix Ltd.)	—	1,894	—	—	1,894
Capital expenditures	102	7	—	35	144

[1]	All sales to EES are made in the United States. EES distributes the product globally through its international affiliates.

2.	Selling, general and administrative costs, excluding depreciation and amortization, represent costs that relate to the general administration of the Company and as such are not currently allocated to our individual reportable segments.

[3]	Income (loss) from operations does not reflect the allocation of selling, general and administrative costs to our individual reportable segments.

4.	Amounts consist primarily of interest income and interest expense which are currently not allocated to our individual reportable segments.
b.	Subsidiary: On December 31, 2001, we acquired 100 percent of the outstanding common shares of Cardiosonix, an Israeli company. We accounted for the acquisition under SFAS No. 141, Business Combinations, and certain provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The results of Cardiosonix’ operations have been included in our consolidated results from the date of acquisition.

As a part of the acquisition, we also entered into a royalty agreement with the three founders of Cardiosonix. Under the terms of the royalty agreement, which expired December 31, 2006, we were obligated to pay the founders an aggregate one percent royalty on up to $120 million in net revenue generated by the sale of Cardiosonix blood flow products through 2006. Through December 2006, we paid the founders a total of $14,000 in royalties related to sales of Cardiosonix products. No founders royalties were accrued as of December 31, 2007.
10.	Agreements:
a.	Supply Agreements: In December 1997, we entered into an exclusive supply agreement with eV Products (eV), a division of II-VI Incorporated, for the supply of certain crystals and associated electronics to be used in the manufacture of our proprietary line of hand-held gamma detection instruments. The original term of the agreement expired on December 31, 2002 and was automatically extended during 2002 through December 31, 2005; however, the agreement was no longer exclusive throughout the extended period. Total purchases were $811,000 and $770,000 for the years ended December 31, 2007 and 2006, respectively. We have issued purchase orders under the same terms as the original agreement for $328,000 of crystal modules for delivery of product through September 2008.

In February 2004, we entered into a product supply agreement with TriVirix International (TriVirix) for the manufacture of the neo2000 control unit, 14mm probe, Bluetooth® technology wireless probes, 11mm laparoscopic probe, and Quantix/ORTM control unit. The initial term of the agreement expired in January 2007, but was automatically extended through January 2008, and may continue to be automatically extended for successive one-year periods. Either party has the right to terminate the agreement at any time upon one hundred eighty (180) days prior written notice, or may terminate the

Notes to the Consolidated Financial Statements
agreement upon a material breach or repeated non-material breaches by the other. Total purchases under the product supply agreement were $1.2 million and $1.1 million for the years ended December 31, 2007 and 2006, respectively. We have issued purchase orders under the agreement for $1.3 million of our products for delivery through December 2009.

b.	Marketing and Distribution Agreement: During 1999, we entered into a distribution agreement with EES covering our gamma detection devices used in SLNB. The initial five-year term expired December 31, 2004, with options to extend for two successive two-year terms. In March 2006, EES exercised its option for a second two-year term extension of the distribution agreement covering our gamma detection devices, thus extending the distribution agreement through the end of 2008. In December 2007, Neoprobe and EES executed an amendment to the distribution agreement which extended the agreement through the end of 2013. Under the agreement, we manufacture and sell our current line of SLNB products exclusively to EES, who distributes the products globally, except in Japan. EES agreed to purchase minimum quantities of our products over the first three years of the term of the agreement and to reimburse us for certain research and development costs and a portion of our warranty costs. We are obligated to continue certain product maintenance activities and to provide ongoing regulatory support for the products.

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

Under the agreement, EES received a non-exclusive worldwide license to our SLNB intellectual property to make and sell other products that may be developed using our SLNB intellectual property. The term of the license is the same as that of the agreement. EES paid us a non-refundable license fee of $4 million. We recognized the license fee as revenue on a straight-line basis over the five-year initial term of the agreement, and the license fee was fully amortized into income as of the end of September 2004. As consideration for extending the distribution agreement through the end of 2013, EES paid us $500,000 in December 2007, representing a non-refundable license fee and reimbursement of past research and development expenses. We intend to recognize the $500,000 payment as revenue on a straight-line basis over the extended term of the agreement, or January 2009 through December 2013. If we terminate the agreement as a result of a material breach by EES, they would be required to pay us a royalty on all products developed and sold by EES using our SLNB intellectual property. In addition, we are entitled to a royalty on any SLNB product commercialized by EES that does not infringe any of our existing intellectual property.

c.	Research and Development Agreements: Cardiosonix’ research and development efforts have been partially financed through grants from the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade (the OCS). Through the end of 2004, Cardiosonix received a total $775,000 in grants from the OCS. In return for the OCS’s participation, Cardiosonix is committed to pay royalties to the Israeli Government at a rate of 3% to 5% of the sales if its products, up to 300% of the total grants received, depending on the portion of manufacturing activity that takes place in Israel. There are no future performance obligations related to the grants received from the OCS. However, under certain limited circumstances, the OCS may withdraw its approval of a research program or amend the terms of its approval. Upon withdrawal of approval, Cardiosonix may be required to refund the grant, in whole or in part, with or without interest, as the OCS determines. In January 2006, the OCS consented to the transfer of manufacturing as long as we comply with the terms of the OCS statutes under Israeli law. As long as we maintain at least 10% Israeli content in our blood flow devices, we will pay a royalty rate of 4% on sales of applicable blood flow devices and must repay the OCS a total of $1.2 million in royalties. However, should the amount of Israeli content of our blood flow device products decrease below 10%, the royalty rate could increase to 5% and the total royalty payments due could increase to $2.3 million. As such, the total amount we will have to repay the OCS will likely

Notes to the Consolidated Financial Statements
be 150% to 300% of the amounts of the original grants. Through December 2007, we have paid the OCS a total of $57,000 in royalties related to sales of products developed under this program. As of December 31, 2007, we have accrued obligations for royalties totaling $4,000.

During January 2002, we completed a license agreement with the University of California, San Diego (UCSD) for a proprietary compound that we believe could be used as a lymph node locating agent in SLNB procedures. The license agreement is effective until the later of the expiration date of the longest-lived underlying patent or January 30, 2023. Under the terms of the license agreement, UCSD has granted us the exclusive rights to make, use, sell, offer for sale and import licensed products as defined in the agreement and to practice the defined licensed methods during the term of the agreement. We may also sublicense the patent rights, subject to the approval of certain sublicense terms by UCSD. In consideration for the license rights, we agreed to pay UCSD a license issue fee of $25,000 and license maintenance fees of $25,000 per year. We also agreed to pay UCSD milestone payments related to successful regulatory clearance for marketing of the licensed products, a royalty on net sales of licensed products subject to a $25,000 minimum annual royalty, fifty percent of all sublicense fees and fifty percent of sublicense royalties. We also agreed to reimburse UCSD for all patent-related costs. Total costs related to the UCSD license agreement were $45,000 and $91,000 in 2007 and 2006, respectively, and were recorded in research and development expenses.

UCSD has the right to terminate the agreement or change the nature of the agreement to a non-exclusive agreement if it is determined that we have not been diligent in developing and commercializing the covered products, marketing the products within six months of receiving regulatory approval, reasonably filling market demand or obtaining all the necessary government approvals.

During April 2005, we completed an evaluation license agreement with UCSD expanding the field of use for the proprietary compound developed by UCSD researchers. The expanded field of use will allow Lymphoseek to be developed as an optical or ultrasound agent. The evaluation license agreement was effective until March 31, 2007. Under the terms of the agreement, UCSD granted us limited rights to make and use licensed products as defined in the agreement and to practice the defined licensed methods during the term of the agreement for the sole purpose of evaluating our interest in negotiating a commercial license. We may also sublicense the patent rights, subject to the approval of certain sublicense terms by UCSD. In consideration for the license rights, we agreed to pay UCSD an initial evaluation license fee of $36,000 and evaluation license maintenance fees of $9,000 payable on the first year anniversary of the effective date, $9,000 payable on the eighteen-month anniversary of the effective date, and $18,000 payable prior to termination. We also agreed to pay UCSD fifty percent of any sublicense fees and to reimburse UCSD for all patent-related costs. In March 2007, we executed a second evaluation license agreement which will be effective until March 31, 2008. In consideration for the license rights, we agreed to pay UCSD an initial evaluation license fee of $20,000 and evaluation license maintenance fees of $10,000 payable on the six-month anniversary of the effective date and $10,000 payable on the twelve-month anniversary of the effective date. We also agreed to pay UCSD fifty percent of any sublicense fees and to reimburse UCSD for all patent-related costs. Total costs related to the UCSD evaluation license agreement were $53,000 and $18,000 in 2007 and 2006, respectively, and were recorded in research and development expenses.

During January 2005, we executed a license agreement with The Ohio State University (OSU), Cira LLC, and Cira Bio for certain technology relating to activated cellular therapy. The license agreement is effective until the expiration date of the longest-lived underlying patent. Under the terms of the license agreement, OSU has granted the licensees the exclusive rights to make, have made, use, lease, sell and import licensed products as defined in the agreement and to utilize the defined licensed practices. We may also sublicense the patent rights. In consideration for the license rights, we agreed to pay OSU a license fee of $5,000 on January 31, 2006. We also agreed to pay OSU additional license fees related to initiation of Phase 2 and Phase 3 clinical trials, a royalty on net sales of licensed products subject to a minimum annual royalty of $100,000 beginning in 2012, and a percentage of any non-royalty license income. Also during January 2005, we completed a business venture agreement with Cira LLC that defines each party’s responsibilities and commitments with

Notes to the Consolidated Financial Statements
respect to Cira Bio and the license agreement with OSU. In connection with the execution of the option, Cira Ltd. also agreed to assign all interests in the ACT technology in the event of the closing of such a financing transaction. Total costs related to the OSU license agreement were $9,000 in 2006 and were recorded as research and development expenses.

d.	Employment Agreements: We maintain employment agreements with six of our officers. The employment agreements contain change in control provisions that would entitle each of the officers to one to two times their current annual salaries, vest outstanding restricted stock and options to purchase common stock, and continue certain benefits if there is a change in control of our company (as defined) and their employment terminates. As of December 31, 2007, our maximum contingent liability under these agreements in such an event is approximately $1.9 million. The employment agreements also provide for severance, disability and death benefits. See Note 15(d).
11.	Leases:

We lease certain office equipment under capital leases which expire from 2007 to 2009. In August 2003, we entered into an operating lease agreement for office space, which originally expired in September 2006. In February 2005, we entered into another operating lease agreement for additional office space expiring in January 2008. The February 2005 lease agreement also extended the term of the original lease through January 2008. In June 2007, we executed an amendment to the operating lease for office space, which extended the agreement through January 2013.

In June 2004, Cardiosonix entered into an operating sublease agreement for office space that expired in June 2005. In July 2004, Cardiosonix entered into a sublease agreement for parking space that expired in June 2005, and automatically renewed until either party terminated the agreement. The Cardiosonix office space and parking space subleases expired in January 2006.

The future minimum lease payments for the years ending December 31 are as follows:

	Capital	Operating
	Leases	Leases

2008	$15,889	$88,138
2009	2,485	98,465
2010	—	101,285
2011	—	104,105
2012	—	106,925

	18,374	$498,918

Less amount representing interest	1,360

Present value of net minimum lease payments	17,014
Less current portion	14,592

Capital lease obligations, excluding current portion	$2,422

Total rental expense was $153,000 and $163,000 for the years ended December 31, 2007 and 2006, respectively.

12.	Employee Benefit Plan:

We maintain an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions and we may, but are not obligated to, match a portion of the employee’s contribution with our common stock, up to a defined maximum. We accrued expenses of $30,000 during 2007 and 2006 related to common stock to be subsequently contributed to the plan.

Notes to the Consolidated Financial Statements
13.	Supplemental Disclosure for Statements of Cash Flows:

We paid interest aggregating $869,000 and $687,000 for the years ended December 31, 2007 and 2006, respectively. During 2007 and 2006, we transferred $84,000 and $96,000, respectively, in inventory to fixed assets related to the creation and maintenance of a pool of service loaner equipment. Also during 2007 and 2006, we prepaid $160,000 and $175,000, respectively, in insurance through the issuance of notes payable to finance companies with weighted average interest rates of 6.6% and 5.8%, respectively. The note payable to a finance company issued in 2007 matures in July 2008. No new equipment was leased during 2007 or 2006.

14.	Contingencies:

We are subject to legal proceedings and claims that arise in the ordinary course of business. In our opinion, the amount of ultimate liability, if any, with respect to these actions will not materially affect our financial position.

15.	Subsequent Events:
a.	Stock-Based Compensation: On January 3, 2008, the Compensation, Nominating and Governance (CNG) Committee of the Board of Directors granted 460,000 stock options with an exercise price of $0.36 to employees and directors. Also on January 3, 2008, the CNG Committee granted 450,000 shares of restricted stock that will vest based on a defined performance objective to certain executives. See Note 1(n).

b.	Derivative Liabilities: Subsequent to December 31, 2007, Neoprobe and Montaur executed amendments to the Series A Note and the Series W warrants. The amendments eliminate certain minor cash-based penalty provisions in the Series A Note and Series W warrants which entitled the holders to different compensation than our common shareholders under certain circumstances and qualifying Triggering Events. The provisions being modified and/or eliminated are the provisions that led to the derivative accounting treatment for the embedded conversion feature in the Series A Note and the Series W warrants. As such, based on the elimination/modification of those provisions, we intend to reclassify the estimated fair value of the conversion option and the warrant liabilities to additional paid-in capital during the first quarter of 2008. See Note 6.

c.	Warrant Exercises: During the first quarter of 2008, David C. Bupp, our President and CEO, exercised 375,000 Series Q warrants in exchange for issuance of 375,000 shares of our common stock, resulting in gross proceeds of $48,750. In addition, an outside investor exercised 500,000 Series Q warrants in exchange for issuance of 500,000 shares of our common stock, resulting in gross proceeds of $65,000. Also during the first quarter of 2008, certain investors exercised a total of 1,354,349 Series R warrants on a cashless basis in exchange for issuance of 270,870 shares of our common stock. See Note 8(a).

d.	Employment Agreements: Effective January 1, 2008, we entered into a new employment agreement with one officer. The new agreement has substantially similar terms to the officer’s previous agreement. See Note 10(d).

Notes to the Consolidated Financial Statements
16.	Supplemental Information (Unaudited):

The following summary financial data are derived from our consolidated financial statements that have been audited by our independent registered public accounting firm. These data are qualified in their entirety by, and should be read in conjunction with, our Consolidated Financial Statements and Notes thereto included herein.
       (Amounts in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations Data:
Net sales	$7,125	$6,051	$5,919	$5,353	$5,564
License and other revenue	—	—	—	600	946
Gross profit	3,940	3,419	3,543	3,608	3,385
Research and development expenses	2,866	3,803	4,032	2,454	1,894
Selling, general and administrative expenses	2,837	3,076	3,156	3,153	3,103

Loss from operations	(1,763)	(3,460)	(3,644)	(1,999)	(1,611)

Other expenses	(3,325)	(1,281)	(1,285)	(1,542)	(188)

Net loss	$(5,088)	$(4,741)	$(4,929)	$(3,541)	$(1,799)

Loss per common share:
Basic	$(0.08)	$(0.08)	$(0.08)	$(0.06)	$(0.04)
Diluted	$(0.08)	$(0.08)	$(0.08)	$(0.06)	$(0.04)

Shares used in computing loss per common share: (1)
Basic	62,921	58,587	58,434	56,764	40,338
Diluted	62,921	58,587	58,434	56,764	40,338

	As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Total assets	$7,063	$8,034	$11,570	$15,366	$7,385
Long-term obligations	8,836	4,922	6,052	8,192	585
Accumulated deficit	(140,777)	(135,688)	(130,947)	(126,018)	(122,477)

(1)	Basic earnings (loss) per share are calculated using the weighted average number of common shares outstanding during the periods. Diluted earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the periods, adjusted for the effects of convertible securities, options and warrants, if dilutive.