Form 10-Q
period 2008-03-31
NEOPROBE CORP
filed 2008-05-15
CIK 810509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to                      to
Commission File Number: 0-26520
NEOPROBE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	31-1080091

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

425 Metro Place North, Suite 300, Dublin, Ohio	43017-1367

(Address of principal executive offices)	(Zip Code)
(614) 793-7500

(Registrant’s telephone number, including area code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 68,950,821 shares of common stock, par value $.001 per share (as of the close of business on May 9, 2008).

NEOPROBE CORPORATION and SUBSIDIARIES
INDEX

PART I – Financial Information

Item 1. Financial Statements	3

Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	3

Consolidated Statements of Operations for the Three-Month Periods Ended March 31, 2008 and March 31, 2007 (unaudited)	5

Consolidated Statement of Stockholders’ Deficit for the Three-Month Period Ended March 31, 2008 (unaudited)	6

Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2008 and March 31, 2007 (unaudited)	7

Notes to the Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Forward-Looking Statements	19

The Company	19

Product Line Overview	19

Results of Operations	22

Liquidity and Capital Resources	23

Recent Accounting Developments	26

Critical Accounting Policies	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4T. Controls and Procedures	30

PART II – Other Information

Item 6. Exhibits	32

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31,
	2008	December 31,
	(unaudited)	2007
ASSETS
Current assets:
Cash	$1,528,181	$1,540,220
Accounts receivable, net	1,212,697	1,621,910
Inventory	1,083,670	1,237,403
Prepaid expenses and other	182,994	247,035

Total current assets	4,007,542	4,646,568

Property and equipment	1,957,929	1,918,343
Less accumulated depreciation and amortization	1,668,501	1,630,740

	289,428	287,603

Patents and trademarks	3,017,270	3,016,783
Acquired technology	237,271	237,271

	3,254,541	3,254,054
Less accumulated amortization	1,707,188	1,652,912

	1,547,353	1,601,142

Other assets	513,517	527,634

Total assets	$6,357,840	$7,062,947

Continued

Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets, continued

	March 31,
	2008	December 31,
	(unaudited)	2007
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$815,081	$778,085
Accrued liabilities and other	482,904	801,949
Capital lease obligations, current portion	12,743	14,592
Deferred revenue, current portion	454,362	451,512
Notes payable to finance companies	71,883	124,770

Total current liabilities	1,836,973	2,170,908

Capital lease obligations, net of current portion	615	2,422
Deferred revenue, net of current portion	590,814	623,640
Notes payable to CEO, net of discounts of $91,148 and $95,786, respectively	908,852	904,214
Notes payable to investors, net of discounts of $2,501,181 and $2,600,392, respectively	4,498,819	4,399,608
Derivative liabilities	315,228	2,853,476
Other liabilities	58,687	52,273

Total liabilities	8,209,988	11,006,541

Commitments and contingencies

Stockholders’ deficit:
Preferred stock; $.001 par value; 5,000,000 shares authorized at March 31, 2008 and December 31, 2008; none issued and outstanding	—	—
Common stock; $.001 par value; 150,000,000 shares authorized; 68,950,821 and 67,240,030 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	68,951	67,240
Additional paid-in capital	139,881,423	136,765,697
Accumulated deficit	(141,802,522)	(140,776,531)

Total stockholders’ deficit	(1,852,148)	(3,943,594)

Total liabilities and stockholders’ deficit	$6,357,840	$7,062,947

See accompanying notes to consolidated financial statements

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Net sales	$1,782,792	$1,743,320
Cost of goods sold	660,007	789,492

Gross profit	1,122,785	953,828

Operating expenses:
Research and development	563,703	863,841
Selling, general and administrative	875,408	782,576

Total operating expenses	1,439,111	1,646,417

Loss from operations	(316,326)	(692,589)

Other income (expenses):
Interest income	10,608	25,058
Interest expense	(331,779)	(442,145)
Change in derivative liabilities	(386,746)	—
Other	(1,748)	(1,221)

Total other expenses	(709,665)	(418,308)

Net loss	$(1,025,991)	$(1,110,897)

Net loss per common share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic	67,284,589	59,651,298
Diluted	67,284,589	59,651,298
See accompanying notes to consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statement of Stockholders’ Deficit
(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2007	67,240,030	$67,240	$136,765,697	$(140,776,531)	$(3,943,594)

Issued restricted stock	450,000	450	—	—	450
Issued stock to 401(k) plan at $0.28	114,921	115	29,916	—	30,031
Issued stock upon exercise of warrants	1,145,870	1,146	112,605	—	113,751
Reclassified derivative liabilities	—	—	2,924,994	—	2,924,994
Stock compensation expense	—	—	48,211	—	48,211
Net loss	—	—	—	(1,025,991)	(1,025,991)

Balance, March 31, 2008	68,950,821	$68,951	$139,881,423	$(141,802,522)	$(1,852,148)

See accompanying notes to consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,025,991)	$(1,110,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95,815	106,142
Amortization of debt discount and debt offering costs	129,373	210,364
Provision for bad debts	4,558	962
Stock compensation expense	48,211	34,348
Change in derivative liabilities	386,746	—
Other	32,795	31,493
Changes in operating assets and liabilities:
Accounts receivable	404,655	267,197
Inventory	123,057	91,947
Prepaid expenses and other assets	64,041	82,197
Accounts payable	36,996	254,603
Accrued liabilities and other liabilities	(312,631)	37,914
Deferred revenue	(29,976)	(44,070)

Net cash used in operating activities	(42,351)	(37,800)

Cash flows from investing activities:
Purchases of property and equipment	(15,572)	(29,259)
Proceeds from sales of property and equipment	120	—
Patent and trademark costs	(487)	(385)

Net cash used in investing activities	(15,939)	(29,644)

Cash flows from financing activities:
Proceeds from issuance of common stock	114,200	150,000
Payment of stock offering costs	—	(20,040)
Payment of debt issuance costs	(11,406)	—
Payment of notes payable	(52,887)	(583,113)
Payments under capital leases	(3,656)	(4,553)

Net cash provided by (used in) financing activities	46,251	(457,706)

Net decrease in cash	(12,039)	(525,150)

Cash, beginning of period	1,540,220	2,502,655

Cash, end of period	$1,528,181	$1,977,505

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(unaudited)
1.	Summary of Significant Accounting Policies
a.	Basis of Presentation: The information presented as of March 31, 2008 and for the three-month periods ended March 31, 2008 and March 31, 2007 is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Neoprobe Corporation (Neoprobe, the Company, or we) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results for the interim periods are not necessarily indicative of results to be expected for the year. The consolidated financial statements should be read in conjunction with Neoprobe’s audited consolidated financial statements for the year ended December 31, 2007, which were included as part of our Annual Report on Form 10-K.

Our consolidated financial statements include the accounts of Neoprobe, our wholly-owned subsidiary, Cardiosonix Ltd. (Cardiosonix), and our 90%-owned subsidiary, Cira Biosciences, Inc. (Cira Bio). All significant inter-company accounts were eliminated in consolidation.

b.	Financial Instruments and Fair Value: We adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, for financial assets and liabilities as of January 1, 2008. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:
Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2 – Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In determining the appropriate levels, we perform a detailed analysis of the assets and liabilities that are subject to SFAS No. 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3. In estimating the fair value of our derivative liabilities, we used the Black-Scholes option pricing model and, where necessary, other macroeconomic, industry and Company-specific conditions.

2.	Fair Value Hierarchy

The following tables set forth by level liabilities measured at fair value on a recurring basis. As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2008

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	March 31,
Description	(Level 1)	(Level 2)	(Level 3)	2008
Derivative liabilities related to warrants	$—	$—	$—	$—
Derivative liabilities related to conversion and put options	—	—	315,228	315,228

Total derivative liabilities	$—	$—	$315,228	$315,228

Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2007

	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2007
Derivative liabilities related to warrants	$—	$1,254,404	$—	$1,254,404
Derivative liabilities related to conversion and put options	—	—	1,599,072	1,599,072

Total derivative liabilities	$—	$1,254,404	$1,599,072	$2,853,476

The following table sets forth a summary of changes in the fair value of our Level 2 and Level 3 liabilities for the three months ended March 31, 2008:

	Balance at		Transfers in	Balance at
	December	Unrealized	and/or (Out)	March 31,
Description	31, 2007	Losses	(See Note 9)	2008
Derivative liabilities related to warrants	$1,254,404	$270,654	$(1,525,058)	$—
Derivative liabilities related to conversion and put options	1,599,072	116,092	(1,399,936)	315,228

Total derivative liabilities	$2,853,476	$386,746	$(2,924,994)	$315,228

Nonfinancial Assets and Liabilities Subject to FSP FAS 157-2 Deferral Provisions

We will apply the fair value measurement and disclosure provisions of SFAS No. 157 effective January 1, 2009 to nonfinancial assets and liabilities measured on a nonrecurring basis. We measure the fair value of (1) long-lived assets and (2) intangible assets on a nonrecurring basis.

3.	Stock-Based Compensation

At March 31, 2008, we have three stock-based compensation plans. Under the Amended and Restated Stock Option and Restricted Stock Purchase Plan (the Amended Plan), the 1996 Stock Incentive Plan (the 1996 Plan), and the 2002 Stock Incentive Plan (the 2002 Plan), we may grant incentive stock options, nonqualified stock options, and restricted stock awards to full-time employees, and nonqualified stock options and restricted awards may be granted to our consultants and agents. Total shares authorized under each plan are 2 million shares, 1.5 million shares and 5 million shares, respectively. Although options are still outstanding under the Amended Plan and the 1996 Plan, these plans are considered expired and no new grants may be made from them. Under all three plans, the exercise price of each option is greater than or equal to the closing market price of our common stock on the day prior to the date of the grant.

Options granted under the Amended Plan, the 1996 Plan and the 2002 Plan generally vest on an annual basis over one to three years. Outstanding options under the plans, if not exercised, generally expire ten years from their date of grant or 90 days from the date of an optionee’s separation from employment with us.

Compensation cost arising from stock-based awards is recognized as expense using the straight-line method over the vesting period. As of March 31, 2008, there was approximately $263,000 of total unrecognized compensation cost related to unvested stock-based awards, which we expect to recognize over remaining weighted average vesting terms of 0.9 years. For the three-month periods ended March 31, 2008 and 2007, our total stock-based compensation expense was approximately $48,000 and $34,000, respectively. We have not recorded any income tax benefit related to stock-based compensation in either of the three-month periods ended March 31, 2008 and 2007.

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

A summary of stock option activity under our stock option plans as of March 31, 2008, and changes during the three-month period then ended is presented below:

	Three Months Ended March 31, 2008
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Outstanding at beginning of period	5,495,473	$0.42
Granted	460,000	$0.36
Exercised	—	—
Forfeited	—	—
Expired	(7,200)	$5.63

Outstanding at end of period	5,948,273	$0.41	5.6 years	—

Exercisable at end of period	5,147,273	$0.43	5.0 years	—

A summary of the status of our restricted stock as of March 31, 2008, and changes during the three-month period then ended is presented below:

Three Months Ended
March 31, 2008
Weighted
Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding at beginning of period	—	—
Granted	450,000	$0.36
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at end of period	450,000	$0.36

4.	Comprehensive Income (Loss)

We had no accumulated other comprehensive income (loss) activity during the three-month periods ended March 31, 2008 and 2007; therefore, our total comprehensive loss was equal to our net loss for those periods.

5.	Earnings Per Share

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the periods, adjusted for unvested restricted stock. Diluted earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the periods, adjusted for the effects of convertible securities, restricted shares, options and warrants determined using the treasury stock method, if dilutive.

	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2007
	Basic	Diluted	Basic	Diluted
	Earnings	Earnings	Earnings	Earnings
	Per Share	Per Share	Per Share	Per Share
Outstanding shares	68,950,821	68,950,821	60,088,384	60,088,384
Effect of weighting changes in outstanding shares	(1,216,232)	(1,216,232)	(437,086)	(437,086)
Contingently issuable shares	(450,000)	(450,000)	—	—

Adjusted shares	67,284,589	67,284,589	59,651,298	59,651,298

There is no difference in basic and diluted loss per share related to the three-month periods ended March 31, 2008 and 2007. The net loss per common share for these periods excludes the effects of 33,959,645 and 40,804,682, respectively, since such inclusion would be anti-dilutive. The excluded shares consist of restricted stock and common shares issuable upon exercise of outstanding stock options and warrants, or upon the conversion of convertible debt.

6.	Inventory

We capitalize certain inventory costs associated with our Lymphoseek® product prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value. We could be required to permanently write down previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors. Conversely, our gross margins may be favorably impacted if some or all of the inventory previously written down becomes available and is used for commercial sale. During the three-month periods ended March 31, 2008 and 2007, we did not capitalize any inventory costs associated with our Lymphoseek product.
The components of inventory are as follows:

	March 31,
	2008	December 31,
	(unaudited)	2007
Materials and component parts	$439,396	$471,753
Work-in-process	151,741	151,741
Finished goods	492,533	613,909

Total	$1,083,670	$1,237,403

7.	Intangible Assets

The major classes of intangible assets are as follows:

	March 31, 2008			December 31, 2007
	Wtd	Gross		Gross
	Avg	Carrying	Accumulated	Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization
Patents and trademarks	8.5 yrs	$3,017,270	$1,495,199	$3,016,783	$1,449,350
Acquired technology	0.8 yrs	237,271	211,989	237,271	203,562

Total		$3,254,541	$1,707,188	$3,254,054	$1,652,912

The estimated amortization expenses for the next five fiscal years are as follows:

Estimated
Amortization
Expense
For the year ended 12/31/2008	$212,148
For the year ended 12/31/2009	170,136
For the year ended 12/31/2010	169,414
For the year ended 12/31/2011	168,310
For the year ended 12/31/2012	168,267
8.	Product Warranty

We warrant our products against defects in design, materials, and workmanship generally for a period of one year from the date of sale to the end customer, except in cases where the product has a limited use as designed. Our accrual for warranty expenses is adjusted periodically to reflect actual experience and is included in accrued liabilities on the balance sheet. Our primary marketing partner, Ethicon Endo-Surgery, Inc. (EES), a Johnson & Johnson company, also reimburses us for a portion of warranty expense incurred based on end customer sales they make during a given fiscal year. Payments charged against the reserve are disclosed net of EES’ estimated reimbursement.

The activity in the warranty reserve account for the three-month periods ended March 31, 2008 and 2007 is as follows:

	Three Months Ended
	March 31,
	2008	2007
Warranty reserve at beginning of period	$115,395	$44,858
Provision for warranty claims and changes in reserve for warranties	(14,036)	32,752
Payments charged against the reserve	(19,846)	(10,209)

Warranty reserve at end of period	$81,513	$67,401

9.	Notes Payable

In December 2004, we completed a private placement of four-year convertible promissory notes in an aggregate principal amount of $8.1 million under a Securities Purchase Agreement with Biomedical Value Fund, L.P., Biomedical Offshore Value Fund, Ltd. and David C. Bupp, our President and CEO. Biomedical Value Fund, L.P. and Biomedical Offshore Value Fund, Ltd. are funds managed by Great Point Partners, LLC (collectively, the Great Point Funds). The notes originally bore interest at 8% per annum and were due on December 13, 2008. As part of the original transaction with the Great Point Funds, we issued the investors 10,125,000 Series T warrants to purchase our common stock at an exercise price of $0.46 per share, expiring in December 2009. The fair value of the warrants issued to the investors and the value of the beneficial conversion feature were recorded as discounts on the note and were being amortized over the term of the notes using the effective interest method. In November 2006, we amended the Agreement and modified several of the key terms in the related notes, including the interest rate which was increased to 12% per annum, and modified the maturity of the notes to provide for a series of scheduled payments due on approximately six month intervals through January 7, 2009. We were also required to make mandatory repayments of principal to the Great Point Funds under certain circumstances. During 2007, we made scheduled principal payments and mandatory repayments totaling $2.4 million.

In exchange for the increased interest rate and accelerated principal repayment schedule, the note holders eliminated the financial covenants under the original notes and eliminated certain conversion price adjustments from the original notes related to sales of equity securities by Neoprobe. We treated the amendment to the Agreement as a modification for accounting purposes, and the amortization of debt discount and issuance costs using the effective interest method was revised accordingly. During the third quarter of 2007, management determined that we had, from the date of the modification of the notes payable on November 30, 2006, through June 30, 2007, incorrectly applied the effective interest method in calculating the amortization of the debt discount and issuance costs related to the notes. As a result of the error in calculation, we recorded a total adjustment of $286,000 in non-cash interest expense related to the seven months ended June 30, 2007 in our results of operations for the third quarter of 2007. We determined that the net effect of this adjustment was not material, either quantitatively or qualitatively, to our results of operations and would not have resulted in changes to net loss per share, as reported, for the year ended December 31, 2006 or for the quarters ended March 31, 2007 and June 30, 2007. Recording the adjustment did not require amendment of the previously filed reports for the periods affected.

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

In December 2007, we executed a Securities Purchase Agreement (the Montaur Purchase Agreement) with Platinum Montaur Life Sciences, LLC (Montaur), pursuant to which we issued Montaur: (1) a 10% Series A Convertible Senior Secured Promissory Note in the principal amount of $7,000,000, due December 26, 2011 (the Series A Note); and (2) 6,000,000 Series W warrants to purchase our common stock at an exercise price of $0.32 per share, expiring in December 2012 (the Series W warrants). Additionally, pursuant to the terms of the Montaur Purchase Agreement: (1) upon commencement of the Phase 3 clinical studies of Lymphoseek, we agreed to issue to Montaur a 10% Series B Convertible Senior Secured Promissory Note, due December 26, 2011 (the Series B Note, and hereinafter referred to collectively with the Series A Note as the Montaur Notes), and five-year warrants to purchase an amount of common stock equal to the number of shares into which Montaur may convert the Series B Note, at an exercise price of 115% of the conversion price of the Series B Note (the Series X warrants), for an aggregate purchase price of $3,000,000; and (2) upon completion of enrollment of 200 patients in the Phase 3 clinical studies of Lymphoseek, we agreed to issue to Montaur 3,000 shares of our 8% Series A Cumulative Convertible Preferred Stock (the Preferred Stock) and five-year warrants to purchase an amount of common stock equal to the number of shares into which Montaur may convert the Preferred Stock, at an exercise price of 115% of the conversion price of the Preferred Stock (the Series Y warrants, and hereinafter referred to collectively with the Series W warrants and Series X warrants as the Montaur warrants), also for an aggregate purchase price of $3,000,000. (See Note 14.)

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

Under the terms of a Registration Rights Agreement, dated December 26, 2007, between Neoprobe and Montaur (the Rights Agreement), we agreed to file a registration statement with the Securities and Exchange Commission registering the shares of common stock underlying the Notes, the Preferred Stock and the Warrants, no later than 60 days following the closing, which deadline was subsequently extended to April 15, 2008. Additionally, in connection with the Montaur Purchase Agreement, we entered into: (1) a Security Agreement, dated December 26, 2007, between Neoprobe and Montaur (the Montaur Security Agreement); and (2) a Patent, Trademark, and Copyright Security Agreement, dated December 26, 2007, by and among Neoprobe, Cardiosonix

Ltd., Cira Biosciences, Inc. and Montaur (the IP Security Agreement), pursuant to which we have granted Montaur a security interest in all of our property and assets and our subsidiaries to secure our obligations under the Montaur Notes and all other transaction agreements. The Security Agreement and IP Security Agreement contain covenants, remedies and other provisions as are customary for agreements of such type.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the conversion option and two put options were considered derivative instruments and were required to be bifurcated from the Series A Note and accounted for separately. In addition, in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the Series W warrants were accounted for as a liability due to the existence of certain provisions in the instrument. As a result, we recorded a total aggregate derivative liability of $2.6 million on the date of issuance of the Series A Note and Series W warrants. The fair value of the bifurcated conversion option and put options was approximately $1.45 million on the date of issuance. The fair value of the Series W warrants was approximately $1.15 million on the date of issuance and was determined using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 3.7%, volatility of 94% and no expected dividend rate. Changes in the fair value of the derivative liabilities are recorded in the consolidated statement of operations. As of December 31, 2007, the derivative liabilities had estimated fair values of $1.60 million and $1.25 million for the conversion and put options and the warrants, respectively.

On March 14, 2008, Neoprobe and Montaur executed amendments to the Series A Note and the Series W warrants. The amendments eliminated certain minor cash-based penalty provisions in the Series A Note and Series W warrants which entitled the holders to different compensation than our common shareholders under certain circumstances and qualifying Triggering Events. The provisions that were eliminated and/or modified were the provisions that led to the derivative accounting treatment for the embedded conversion option in the Series A Note and the Series W warrants. Because the value of our stock increased between December 31, 2007, our year end, and March 14, 2008, the effect of marking the conversion option and warrant liabilities to “market” at March 14, 2008 resulted in an increase in the estimated fair value of the conversion option and warrant liabilities of $381,000 which was recorded as non-cash expense during the first quarter of 2008. The estimated fair value of the conversion option and warrant liabilities of $2.9 million was reclassified to additional paid-in capital during the first quarter of 2008 as a result of the amendments. In addition, the effect of marking the put option liabilities to “market” at March 31, 2008 resulted in an increase in the estimated fair value of the put option liabilities of $5,000 which was recorded as non-cash expense during the first quarter of 2008. The estimated fair value of the put option liabilities of $315,000 remained classified as derivative liabilities as of March 31, 2008.

The initial aggregate fair value of the conversion option, the put options, and the warrants of $2.6 million was recorded as a discount on the note and is being amortized over the term of the note using the effective interest method. During the first quarter of 2008, we recorded interest expense of $99,000 related to the amortization of the debt discount. We incurred $497,000 of costs related to completing the Montaur financing, which were recorded in other assets on the consolidated balance sheet. The deferred financing costs are being amortized using the effective interest method over the term of the note. During the first quarter of 2008, we recorded interest expense of $26,000 related to the amortization of the deferred financing costs. At March 31, 2007, $58,000 of accrued interest related to the Series A Note was included in accrued liabilities on the consolidated balance sheet.

In connection with the Montaur Purchase Agreement, Montaur requested that the term of the $1.0 million Bupp Note be extended until at least one day following the maturity date of the Montaur Notes. In consideration for the Bupp Investors’ agreement to extend the term of the Bupp Note pursuant to an Amendment to the Bupp Purchase Agreement, dated December 26, 2007, we agreed to provide security for the obligations evidenced by the Amended 10% Convertible Note in the principal amount of $1,000,000, due December 31, 2011, executed by Neoprobe in favor of the Bupp Investors (the Amended Bupp Note), under the terms of a Security Agreement, dated December 26, 2007, by and between Neoprobe and the Bupp Investors (the Bupp Security Agreement). As further consideration for extending the term of the Bupp Note, we issued the Bupp Investors 500,000 Series V warrants to purchase our common stock at an exercise price of $0.32 per share, expiring in December 2012. The fair value of the warrants issued to the Bupp Investors was approximately $96,000 on the date of issuance and was determined using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 3.72%, volatility of 94% and no expected dividend rate. The fair value of the warrants was recorded as a discount on the note and is being amortized over the term of the note using the effective interest method. We treated the amendment to the Bupp Note as an extinguishment of debt for accounting purposes. As such, the remaining discount resulting from the fair value of the warrants and the value of the beneficial conversion feature and the remaining unamortized deferred financing costs associated with the original note were written off as a loss on extinguishment of debt in December 2007.

We applied $5,725,000 from the proceeds of our issuance of the Series A Note and Series W warrants to the complete and total satisfaction of our outstanding obligations under the Replacement Series A Convertible Promissory Notes issued to the Great Point Funds and David C. Bupp as of November 30, 2006, pursuant to the Securities Purchase Agreement, dated as of December 13, 2004, by and among Neoprobe, the Great Point Funds and Mr. Bupp, as amended by the Amendment dated as of November 30, 2006 (the Amended GPP Purchase Agreement). We treated the early repayment of the notes as an extinguishment of debt for accounting purposes. As such, the remaining discount resulting from the fair value of the warrants and the value of the beneficial conversion feature associated with the original notes was written off as a loss on extinguishment of debt in December 2007. We applied an additional $675,000 from the proceeds of our issuance of the Series A Note and Series W warrants to the redemption of 10,000,000 Series T warrants to purchase our common stock at an exercise price of $0.46 per share, issued to the Great Point Funds pursuant to the Amended GPP Purchase Agreement. In connection with the consummation of the Montaur Purchase Agreement and amendment of the Bupp Purchase Agreement, Mr. Bupp agreed to the cancellation of 125,000 Series T warrants to purchase our common stock at an exercise price of $0.46 per share, originally issued to Mr. Bupp pursuant to the Amended GPP Purchase Agreement.

10.	Stock Warrants

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

At March 31, 2008, there are 11.7 million warrants outstanding to purchase our common stock. The warrants are exercisable at prices ranging from $0.28 to $0.50 per share with a weighted average exercise price of $0.33 per share.

11.	Income Taxes

Effective January 1, 2007, we adopted Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. No adjustment was made to the beginning retained earnings balance as the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility. As a result, no liability for uncertain tax positions was recorded as of March 31, 2008. Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense.

12.	Segment and Subsidiary Information

We report information about our operating segments using the “management approach” in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This information is based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance. Our reportable segments are identified based on differences in products, services and markets served. There were no inter-segment sales. We own or have rights to intellectual property involving two primary types of medical device products, including oncology instruments currently used primarily in the application of sentinel lymph node biopsy, and blood flow measurement devices. We also own or have rights to intellectual property related to several drug and therapy products.

The information in the following table is derived directly from each reportable segment’s financial reporting.

		Blood	Drug and
($ amounts in thousands)	Oncology	Flow	Therapy
Three Months Ended March 31, 2008	Devices	Devices	Products	Corporate	Total

Net sales:
United States[1]	$1,732	$3	$—	$—	$1,735
International	11	37	—	—	48
Research and development expenses	164	69	331	—	564
Selling, general and administrative expenses, excluding depreciation and amortization[2]	—	—	—	779	779
Depreciation and amortization	23	64	—	9	96
Income (loss) from operations[3]	932	(128)	(331)	(789)	(316)
Other income (expenses)[4]	—	—	—	(710)	(710)

Total assets, net of depreciation and amortization:
United States operations	1,751	664	186	2,247	4,848
Israeli operations (Cardiosonix Ltd.)	—	1,510	—	—	1,510
Capital expenditures	2	—	—	14	16

		Blood	Drug and
($ amounts in thousands)	Oncology	Flow	Therapy
Three Months Ended March 31, 2007	Devices	Devices	Products	Corporate	Total

Net sales:
United States[1]	$1,552	$45	$—	$—	$1,597
International	84	62	—	—	146
Research and development expenses	213	108	543	—	864
Selling, general and administrative expenses, excluding depreciation and amortization[2]	—	—	—	677	677
Depreciation and amortization	26	66	—	14	106
Income (loss) from operations[3]	675	(134)	(543)	(691)	(693)
Other income (expenses)[4]	—	—	—	(418)	(418)

Total assets, net of depreciation and amortization:
United States operations	1,602	708	57	2,766	5,133
Israeli operations (Cardiosonix Ltd.)	—	1,718	—	—	1,718
Capital expenditures	10	9	—	10	29

[1]	All sales to EES are made in the United States. EES distributes the product globally through its international affiliates.

[2]	Selling, general and administrative expenses, excluding depreciation and amortization, represent expenses that relate to the general administration of the Company and as such are not currently allocated to our individual reportable segments.

[3]	Income (loss) from operations does not reflect the allocation of selling, general and administrative expenses, excluding depreciation and amortization, to the operating segments.

[4]	Amounts consist primarily of interest income and interest expense which are not currently allocated to our individual reportable segments.
13.	Supplemental Disclosure for Statements of Cash Flows

During the three-month periods ended March 31, 2008 and 2007, we paid interest aggregating $144,000 and $232,000, respectively. During the three-month periods ended March 31, 2008 and 2007, we transferred $31,000 and $15,000, respectively, of inventory to fixed assets related to the creation and maintenance of a pool of service loaner equipment.

14.	Subsequent Event

In April 2008, we completed the second closing under the December 2007 Montaur Purchase Agreement, as amended, pursuant to which we issued Montaur a 10% Series B Convertible Senior Secured Promissory Note in the principal amount of $3,000,000, due December 26, 2011; and 8,333,333 Series X warrants to purchase our common stock at an exercise price of $0.46 per share, expiring in April 2013. The Series B Note bears interest at 10% per annum and is fully convertible at the option of Montaur into common stock at a price of $0.36 per share. Interest is payable monthly, in arrears, beginning in April 2008 until the earlier of the maturity date or the date of conversion. At our discretion, we may pay the monthly interest payments in cash, common stock, or a combination of cash and common stock, subject to certain limitations set forth in the Series B Note. (See Note 9.) In connection with the second closing, we also amended the Montaur Purchase Agreement with respect to the milestone that would trigger the third closing for an additional $3 million investment from Montaur. The milestone was revised from the accrual of 200 patients in a Phase 3 trial for Lymphoseek to obtaining 135 vital blue dye lymph nodes from patients who have completed surgery and the injection of the drug in a Phase 3 clinical trial of Lymphoseek in patients with breast cancer or melanoma.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of our Company. From time to time, our representatives and we may make written or verbal forward-looking statements, including statements contained in this report and other Company filings with the SEC and in our reports to stockholders. Statements that relate to other than strictly historical facts, such as statements about our plans and strategies, expectations for future financial performance, new and existing products and technologies, anticipated clinical and regulatory pathways, and markets for our products are forward-looking statements within the meaning of the Act. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will” and other similar expressions identify forward-looking statements. The forward-looking statements are and will be based on our then-current views and assumptions regarding future events and operating performance, and speak only as of their dates. Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors including, but not limited to, our continuing operating losses, uncertainty of market acceptance of our products, reliance on third party manufacturers, accumulated deficit, future capital needs, uncertainty of capital funding, dependence on limited product line and distribution channels, competition, limited marketing and manufacturing experience, risks of development of new products, regulatory risks, and other risks detailed in our most recent Annual Report on Form 10-K and other SEC filings. We undertake no obligation to publicly update or revise any forward-looking statements.
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
Product Line Overview
This Overview section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Our financial performance is highly dependent on our ability to continue to generate income and cash flow from our gamma detection device product line and on our ability to successfully commercialize the blood flow measurement products of our subsidiary, Cardiosonix. We cannot assure you that we will achieve the volume of sales anticipated, or if achieved, that the margin on such sales will be adequate to produce positive operating cash flow.
We believe that the future prospects for Neoprobe continue to improve as we make progress in all of our key growth areas. We expect revenue from our gamma device line to continue to provide a strong revenue base during 2008 and to at least be consistent with 2007. Sales of our blood flow measurement devices continue to fall short of our expectations but we believe some recent improvements in the device may provide an entry into dialysis/vascular access applications. We expect blood flow-related revenue for 2008 to be steady to lower than 2007 levels as we complete our assessment of the dialysis/vascular access market. Over the past few years, we have also made progress on our oncology drug development initiatives. Most importantly, we recently received permission from the U.S. Federal Drug Administration (FDA) to commence patient enrollment in a Phase 3 clinical trial for Lymphoseek in breast cancer and melanoma. We continue to be optimistic about the longer-term potential for our proprietary, procedural-based technologies such as Lymphoseek and RIGS® (radioimmunoguided surgery); however, these technologies are not anticipated to generate any significant revenue for us during 2008.

Our operating expenses during the first quarter of 2008 were focused primarily on support of Lymphoseek product development. In addition, we continued to modestly invest in our neo2000 gamma detection device line related to product line expansion and innovation. We expect our drug-related development expenses to increase over the remainder of 2008 as we commence the multi-center Phase 3 clinical evaluations of Lymphoseek and support the other development activities related to the potential marketing registration of Lymphoseek. We expect to continue to incur development expenses to support our device product lines as well as we work with our marketing partners to expand our product offerings in the gamma device arena. We expect to continue to limit our financial support for our blood flow measurement products during the remainder of 2008 as we assess the dialysis/vascular access opportunity.
Our efforts thus far in 2008 have resulted in the following research and development milestone achievements:
•	Obtained clearance from FDA to commence patient enrollment in a Phase 3 clinical study to evaluate the efficacy of Lymphoseek in patients with breast cancer or melanoma.

•	Submitted a protocol design for a Phase 3 clinical study to evaluate the efficacy of Lymphoseek in patients with head and neck squamous cell carcinoma.

•	Closed on a $3 million investment from Platinum-Montaur Life Sciences LLC (Montaur). The closing represents the second investment tranche received from Montaur, increasing their total investment to $10 million, and leaving $3 million remaining to be invested out of their total $13 million commitment.

•	Reviewed proposed Phase 3 Lymphoseek protocols and clinical development program with prospective clinical investigators at the March 2008 Society of Surgical Oncology meeting.

•	Exercised the Company’s option agreement with the University of California, San Diego covering the potential use of Lymphoseek as an optical or ultrasound agent.

•	Initiated the regulatory review process for Lymphoseek in the European Union (EU).

•	Completed a Phase 3 clinical trial design for RIGScan CR to present to and discuss with regulatory authorities in the EU.
We held an end of Phase 2 and pre-Phase 3 meeting with FDA in the fourth quarter of 2007 and we completed responses to questions raised by FDA regarding our clinical and drug development program for Lymphoseek. All of our responses to the questions and the final report for the Phase 2 study were filed with FDA in January of 2008. After completion of the responses, we filed with the agency our final version of the first of two pivotal studies to be conducted to support the registration of Lymphoseek as a sentinel lymph node targeting agent. The first Phase 3 study will be conducted in approximately 200 patients with either breast cancer or melanoma. The trial design is similar to the successfully conducted Phase 2 study, except that we will be monitoring the concordance of Lymphoseek uptake in lymph nodes with the uptake of vital blue dye in the same lymph nodes. In addition, we have provided FDA with the outline of a second Phase 3 study to be conducted in patients with head and neck squamous cell carcinoma. This second Phase 3 study is designed to validate Lymphoseek as a sentinel lymph node targeting agent. We expect to commence patient enrollment in the first of the Phase 3 studies in May 2008. We plan to have approximately 20 to 30 participating institutions in the trials, which should enable us to enroll patients at a more rapid rate than we experienced with the Phase 2 study. Our discussions with FDA have also suggested that the Phase 3 trials will support a specific intended use of Lymphoseek in sentinel lymph node biopsy procedures. We believe such an indication would be beneficial to the marketing and commercial adoption of Lymphoseek.
Our goal is to file the new drug application for Lymphoseek in the first half of 2009, which will be dependent upon our ability to commence and successfully conclude the Phase 3 clinical studies in a timely fashion. Depending on the timing and outcome of the FDA regulatory review cycle, we believe that Lymphoseek can be commercialized in the U.S. in late 2009 or early 2010. In addition, Neoprobe has discussed the drug approval and registration process under the centralized European drug evaluation procedures with the European Medicinal Evaluation Agency (EMEA) in London. We plan to use the results from the Phase 3 clinical evaluation of Lymphoseek, which we currently intend to include sites in the EU, to support the drug registration application process with the EMEA. We cannot assure you, however, that this product will achieve regulatory approval, or if approved, that it will achieve market acceptance.
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
We anticipate generating a net profit from the sale of our gamma detection devices in 2008, excluding the allocation of any corporate general and administrative costs; however, we expect to show a loss for our blood flow measurement device product line for 2008 due to ongoing development and marketing support that is required to expand market acceptance for the product line. However, we have limited our investment in the blood flow line significantly over the past year and believe, given some incremental amount of sales success, that we are not far from a breakeven point for the blood flow line. We will continue to monitor the state of market development and success for our blood flow measurement business and adjust our business plans accordingly. Our overall operating results for 2008 will also be greatly affected by the amount of development of our radiopharmaceutical products. If we are unsuccessful in achieving adequate commercial sales of the Quantix products in 2008, or if we modify our business plan, our medical device profitability estimates will be adversely affected and our business plan will likely need to be modified.
Primarily as a result of the significant development costs we expect to incur related to the continued clinical development of Lymphoseek, we do not expect to achieve operating profit during 2008. In addition, our net loss and loss per share will likely be significantly impacted by the non-cash interest expense we expect to record related to the accounting treatment for the derivative liabilities related to the convertible debt we issued in December 2007 and the beneficial conversion feature and warrants related to the convertible debt we issued in April 2008. We cannot assure you that our current or potential new products will be successfully commercialized, that we will achieve significant product revenues, or that we will achieve or be able to sustain profitability in the future.
Results of Operations
Revenue for the first quarter of 2008 increased to $1.8 million from $1.7 million for the same period in 2007. Research and development expenses, as a percentage of net sales, decreased to 32% during the first quarter of 2008 from 50% during the same period in 2007. Selling, general and administrative expenses, as a percentage of net sales, increased to 49% during the first quarter of 2008 from 45% during the same period in 2007. Due to the ongoing development activities of the Company, research and development expenses as a percentage of sales are expected to be higher in 2008 than they were in 2007. In addition, should we be successful in our ongoing commercialization activities related to the Quantix product line, and in achieving increased sales of our wireless probes in 2008, selling, general and administrative expenses as a percentage of sales are expected to decrease in 2008 compared to 2007.
Three Months Ended March 31, 2008 and 2007
Net Sales and Margins. Net sales, comprised primarily of sales of our gamma detection systems, increased $39,000, or 2%, to $1.8 million during the first quarter of 2008 from $1.7 million during the same period in 2007. Gross margins on net sales increased to 63% of net sales for the first quarter of 2008 compared to 55% of net sales for the same period in 2007.
The increase in net sales was the result of increased gamma detection device sales of $79,000 and increased gamma detection device extended service contract revenue of $28,000, offset by decreases of $67,000 in blood flow measurement device sales. Increased unit sales of our control units and wireless probes were partially offset by decreased unit sales of corded probes and accessories. The price at which we sell our gamma detection products to EES is based on a percentage of the global average selling price (ASP) received by EES on sales of Neoprobe products to end customers, subject to a minimum floor price. Increased unit prices of our control units and corded probes were partially offset by decreased unit prices of our wireless probes due to a decrease in the percentage of ASP received by Neoprobe offsetting an overall increase in ASP for wireless probes.
The increase in gross margins on net product sales was primarily due to a combination of factors including decreased sales of lower-margin wireless probe demonstration units, better than expected warranty experience during the post-launch period of our new wireless probes, and decreased production-related costs of wireless probes. Gross margins in 2007 were also adversely affected by inventory impairments of $17,000 related to our Quantix products.
Research and Development Expenses. Research and development expenses decreased $300,000, or 35%, to $564,000 during the first quarter of 2008 from $864,000 during the same period in 2007. Research and development expenses in the first quarter of 2008 included approximately $331,000 in drug and therapy product development costs, $164,000 in gamma detection device development costs, and $69,000 in product design and support activities for the Quantix products. This compares to expenses of $543,000, $213,000 and $108,000 in these segment categories during the same period in 2007. The changes in each category were primarily due to (i) decreased clinical activities related to Lymphoseek due to costs of preparation of Phase 3 clinical trials in the first quarter of 2008 being lower than costs of conducting the Phase 2 clinical trials in the first quarter of 2007, as well as decreased activities related to RIGScan CR and our therapeutic products, (ii) development of our wireless gamma detection probes being substantially complete in 2007, and (iii) decreased product refinement activities related to our Quantix devices as we evaluate the dialysis/vascular access market, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $93,000, or 12%, to $875,000 during the first quarter of 2008 from $783,000 during the same period in 2007. The net difference was due primarily to increases in professional and contracted services and investor relations.
Other Income (Expenses). Other expenses, net increased $291,000 to $710,000 during the first quarter of 2008 from $418,000 during the same period in 2007. Interest expense, primarily related to the convertible debt agreements we completed in December 2004, July 2007 and December 2007, decreased $110,000 to $332,000 during the first quarter of 2008 from $442,000 for the same period in 2007. Of this interest expense, $129,000 and $210,000 in the first quarters of 2008 and 2007, respectively, was non-cash in nature related to the amortization of debt issuance costs and discounts resulting from the warrants and beneficial conversion features of the convertible debt. In addition, we recorded a $387,000 increase in derivative liabilities resulting from the accounting treatment for the convertible note agreement we executed in December 2007 and the related warrants to purchase our common stock, which contained certain provisions that resulted in their being treated as derivative instruments. We recorded a decrease of $14,000 in interest income related to lower balances of cash and investments as well as interest rates during the first quarter of 2008 compared to the same period in 2007.
Liquidity and Capital Resources
Cash balances remained relatively unchanged at $1.5 million at March 31, 2008 and December 31, 2007. The current ratio increased slightly to 2.2:1 at March 31, 2008 from 2.1:1 at December 31, 2007.
Operating Activities. Cash used in operations increased $5,000 to $42,000 during the first quarter of 2008 compared to $38,000 during the same period in 2007.
Accounts receivable decreased to $1.2 million at March 31, 2008 from $1.6 million at December 31, 2007. The decrease was primarily a result of normal fluctuations in timing of purchases and payments by EES, including a return to normal levels of extended warranty contract sales after a pronounced increase in such sales during the fourth quarter of 2007. We expect overall receivable levels will continue to fluctuate during 2007 depending on the timing of purchases and payments by EES.

Inventory levels decreased to $1.1 million at March 31, 2008 as compared to $1.2 million at December 31, 2007. Gamma detection device materials decreased as materials were converted into finished devices resulting in higher finished device inventory levels to support increased sales activity. Blood flow measurement finished device inventories also decreased as a result of sales. During the first quarter of 2007, we also recorded inventory impairment charges totaling $19,000, primarily related to our Quantix products. We expect inventory levels to remain relatively steady during 2008.
Investing Activities. Cash used in investing activities decreased $14,000 to $16,000 during the first quarter of 2008 compared to $30,000 during the same period in 2007. Capital expenditures during the first quarter of 2008 were primarily for computers and software. Capital expenditures during the first quarter of 2007 were primarily for production tools and equipment and software. We expect our overall capital expenditures for the remainder of 2008 will be approximately the same as 2007.
Financing Activities. Financing activities provided $46,000 during the first quarter of 2008 versus $458,000 used during the first quarter of 2007. Proceeds from the issuance of common stock were $114,000 and $150,000 during the first quarter of 2008 and 2007, respectively. Payments of debt issuance costs were $11,000 during the first quarter of 2008. Payments of common stock offering costs were $20,000 during the first quarter of 2007. Payments of notes payable were $53,000 and $583,000 during the first quarter of 2008 and 2007, respectively.
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
In November 2006, we amended the Securities Purchase Agreements with the Great Point Funds and Mr. Bupp and modified several of the key terms in the related notes. The modified notes bore interest at 12% per annum, payable quarterly. The maturity of the notes was modified as follows: $500,000 due January 8, 2007; $1,250,000 due July 9, 2007; $1,750,000 due January 7, 2008; $2,000,000 due July 7, 2008 and the remaining $2,600,000 due January 7, 2009. We were also required to make mandatory repayments of principal to the Great Point Funds under certain circumstances such as asset dispositions, partnering transactions and sales of equity. During 2007, we made $625,000 of such mandatory repayments that were applied against future scheduled principal payments. In exchange for the increased interest rate and accelerated principal repayment schedule, the note holders eliminated the financial covenants under the original notes and eliminated certain conversion price adjustments from the original notes related to sales of equity securities by Neoprobe. In addition, Neoprobe was allowed to make optional prepayments to the Great Point Funds by giving them 10 business days notice during which time the note holders could decide to convert the notes into our common stock. The new notes remained freely convertible into shares of our common stock at a price of $0.40 per share. We could force conversion of the notes prior to their stated maturity under certain circumstances. The convertible promissory note issued to Mr. Bupp in connection with this transaction had an outstanding principal amount of $0 on March 31, 2008 as a result of being refinanced on December 26, 2007. We made interest payments due under the note to Mr. Bupp totaling $11,868 during the fiscal year ended December 31, 2007.
We applied $5,725,000 from the proceeds of our issuance of a Series A Convertible Senior Secured Promissory Note and Series W warrants pursuant to the Securities Purchase Agreement, dated December 26, 2007, between the Company and Platinum-Montaur Life Sciences, LLC (Montaur), as described below, to the complete repayment of our outstanding obligations under the Replacement Series A Convertible Promissory Notes issued to the Great Point Funds and Mr. Bupp. We applied an additional

$675,000 from the proceeds of our issuance of the Series A Note and Series W warrants to the redemption of 10,000,000 Series T warrants to purchase our common stock at an exercise price of $0.46 per share, issued to the Great Point Funds. In connection with the consummation of the Securities Purchase Agreement with Montaur and the Security Agreement, dated December 26, 2007, by and between Neoprobe and Mr. Bupp and certain members of his family, as described below, Mr. Bupp agreed to the cancellation of 125,000 Series T warrants to purchase our common stock at an exercise price of $0.46 per share, without additional consideration to Mr. Bupp other than that discussed below.
In December 2006, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC (Fusion). We authorized up to 12,000,000 shares of our common stock for sale to Fusion under the agreement. Under the terms of the agreement, in December 2006, we issued 720,000 shares of our common stock as an initial commitment fee. We are also required to issue to Fusion up to an additional 720,000 shares of our common stock as an additional commitment fee in connection with future purchases made by Fusion. The additional 720,000 shares will be issued pro rata as we sell our common stock to Fusion under the agreement, resulting in a total commitment fee of 1,440,000 shares of our common stock if the entire $6.0 million in value of stock is sold. The price of shares sold to Fusion will generally be based on market prices for purchases that are not subject to the floor price of $0.20 per share. We filed a registration statement covering sales to Fusion and shares issued as additional commitment fees under the agreement, which became effective on December 28, 2006. We have not sold any shares under the agreement during 2008 to date. During 2007, we sold a total of 7,360,338 shares of our common stock under the agreement, realized gross proceeds of $1.9 million from such sales, and issued 228,000 shares of our common stock to Fusion as additional commitment fees related to such sales. All of such sales and issuances were made pursuant to the registration statement.
In July 2007, Mr. Bupp and certain members of his family (the Bupp Investors) purchased a $1.0 million convertible note (the Bupp Note) and warrants. The note bears interest at 10% per annum, had an original term of one year and is repayable in whole or in part with no penalty. The note is convertible into shares of our common stock at a price of $0.31 per share, a 25% premium to the average closing market price of our common stock for the 5 days preceding the closing of the transaction. As part of this transaction, we issued the Bupp Investors 500,000 Series V warrants to purchase our common stock at an exercise price of $0.31 per share, expiring in July 2012.
In connection with the consummation of the Securities Purchase Agreement with Montaur discussed below, the term of the Bupp Note was extended to December 27, 2011 (one day following the maturity date of the Series A and Series B Convertible Senior Secured Promissory Notes issued to Montaur). In consideration for the Bupp Investors’ agreement to extend the term of the Bupp Note pursuant to an Amendment to the Bupp Purchase Agreement, dated December 26, 2007, we agreed to provide security for the obligations evidenced by the Amended 10% Convertible Note in the principal amount of $1,000,000, due December 27, 2011, executed by Neoprobe in favor of the Bupp Investors (the Amended Bupp Note), under the terms of a Security Agreement, dated December 26, 2007, by and between Neoprobe and the Bupp Investors (the Bupp Security Agreement). This security interest is subordinate to the security interest of Montaur. As further consideration for extending the term of the Bupp Note, we issued the Bupp Investors and additional 500,000 Series V warrants to purchase our common stock at an exercise price of $0.32 per share, expiring in December 2012. The Amended Bupp Note had an outstanding principal amount of $1.0 million on March 31, 2008, and an outstanding principal amount of $1.0 million as of May 9, 2008.
Pursuant to the Securities Purchase Agreement with Montaur, we issued Montaur a 10% Series A Convertible Senior Secured Promissory Note in the principal amount of $7,000,000, due December 26, 2011 (the Series A Note) and a five-year Series W warrant to purchase 6,000,000 shares of our common stock at an exercise price of $0.32 per share. In April 2008, upon clearance by FDA to commence patient enrollment in the first of the Phase 3 clinical studies of Lymphoseek, we issued Montaur a 10% Series B Convertible Senior Secured Promissory Note, due December 26, 2011 (the Series B Note), and a five-year Series X warrant to purchase 8,333,333 shares of our common stock at an exercise price of $0.46 per share, for an aggregate purchase price of $3,000,000. Additionally, upon completion of enrollment of 200 patients in the Phase 3 clinical studies of Lymphoseek, we will issue to Montaur 3,000 shares of our

8% Series A Cumulative Convertible Preferred Stock (the Preferred Stock) and a five-year Series Y warrant to purchase an amount of our common stock equal to the number of shares into which Montaur may convert the Preferred Stock, at an exercise price of 115% of the conversion price of the Preferred Stock, also for an aggregate purchase price of $3,000,000.
The Series A Note bears interest at a rate per annum equal to 10%, and Montaur may convert $3.5 million of the Series A Note into shares of our common stock at a price of $0.26 per share. The Series B Note also bears interest at a rate per annum equal to 10%, and is fully convertible at the option of Montaur into our common stock at a price of $0.36 per share. Pursuant to the provisions of the Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A 8% Cumulative Convertible Preferred Stock (the Certificate of Designations), following issuance of the Preferred Stock Montaur may convert all or any portion of the shares of Preferred Stock into a number of shares of common stock equal to the quotient of: (1) the Liquidation Preference Amount of the shares of Preferred Stock by (2) the Conversion Price then in effect for the Preferred Stock. Per the Certificate of Designations, the “Liquidation Preference Amount” is equal to $1,000 per share of Preferred Stock, and the “Conversion Price” is equal to the lesser of $0.50 and the closing price of the our common stock on the issuance date of the Preferred Stock, subject to adjustment as described in the Certificate of Designations.
Our future liquidity and capital requirements will depend on a number of factors, including our ability to expand market acceptance of our current products, our ability to complete the commercialization of new products, our ability to monetize our investment in non-core technologies, our ability to obtain milestone or development funds from potential development and distribution partners, regulatory actions by FDA and international regulatory bodies, and intellectual property protection. Our most significant near-term development priority is to complete patient enrollment in the Phase 3 clinical trials for Lymphoseek. We believe our currently available capital resources will be adequate to sustain our operations at planned levels for the foreseeable future. The financing agreement with Montaur gives us access to an additional $3.0 million. In addition, we may raise additional funds through our stock purchase agreement with Fusion to supplement our capital needs until we are able to generate positive cash flow from Lymphoseek. However, the extent to which we rely on Fusion as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. Specifically, Fusion does not have the right or the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.20 per share. Further, although we have successfully raised capital in the past through our agreement with Fusion, under the terms of the Montaur financing we are prohibited from accessing the Fusion line until certain conditions are satisfied. We cannot assure you that we will be successful in raising additional capital through Fusion or any other sources at terms acceptable to the Company, or at all. We also cannot assure you that we will be able to successfully commercialize products, that we will achieve significant product revenues from our current or potential new products or that we will achieve or sustain profitability in the future.
Recent Accounting Developments
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 was initially effective for Neoprobe beginning January 1, 2008. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS 157-2. FSP FAS 157-2 allows entities to electively defer the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on at least an annual basis. We will apply the fair value measurement and disclosure provisions of SFAS No. 157 to nonfinancial assets and liabilities effective January 1, 2009. The application of such is not expected to be material to our consolidated results of operations or financial condition. See Note 1(b) and Note 2 for a discussion regarding the January 1, 2008 implementation of SFAS No. 157 relating to our financial assets and liabilities.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs), and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 as required on January 1, 2008; however, we did not elect to measure any of our currently outstanding financial instruments using the fair value option outlined in SFAS No. 159. As such, the adoption of SFAS No. 159 did not have any impact on our consolidated results of operations or financial condition.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the acquisition method (formerly called the purchase method) of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets and liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. SFAS No. 141(R) requires, among other things, that the acquisition-related costs be recognized separately from the acquisition. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and is required to be adopted by Neoprobe beginning January 1, 2009. The effect the adoption of SFAS No. 141(R) will have on us will depend on the nature and size of acquisitions we complete after we adopt SFAS No. 141(R), if any.
Also in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51 (SFAS No. 160). SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R), Business Combinations. SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008, and is required to be adopted by Neoprobe beginning January 1, 2009. Earlier adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is adopted, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. We do not expect the adoption of SFAS No. 160 to have a material effect on our consolidated results of operations or financial condition.
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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 amends and expands the disclosure requirements of Statement No. 133 to provide a better understanding of how and why and entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact that the adoption of SFAS No. 161 will have on our consolidated financial statements.
Critical Accounting Policies
The following accounting policies are considered by us to be critical to our results of operations and financial condition.
Revenue Recognition Related to Net Sales. We currently generate revenue primarily from sales of our gamma detection products; however, sales of blood flow measurement products constituted approximately 2% of total revenues for the first quarter of 2008. Our standard shipping terms are FOB shipping point, and title and risk of loss passes to the customer upon delivery to a common carrier. We generally recognize sales revenue related to sales of our products when the products are shipped and the earnings process has been completed. However, in cases where product is shipped but the earnings process is not yet completed, revenue is deferred until it has been determined that the earnings process has been completed. Our customers have no right to return products purchased in the ordinary course of business.
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

adopting SFAS No. 123(R), we made no modifications to outstanding stock options. Based in part on the anticipated adoption of SFAS No. 123(R), the Company generally reduced the number of stock options issued by individual in 2005 and shortened the vesting periods, with a portion of the options vesting immediately and the remainder vesting over a two-year period as compared to our previous practice of issuing stock options that vested over a three-year period. We will continue to evaluate compensation trends and may further revise our option granting practices in future years.

•	Inventory Valuation. We value our inventory at the lower of cost (first-in, first-out method) or market. Our valuation reflects our estimates of excess, slow moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. Write-offs are recorded when product is removed from saleable inventory. We review inventory on hand at least quarterly and record provisions for excess and obsolete inventory based on several factors, including current assessment of future product demand, anticipated release of new products into the market, historical experience and product expiration. Our industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of product approvals, variability in product launch strategies, product recalls and variation in product utilization all impact the estimates related to excess and obsolete inventory.

•	Impairment or Disposal of Long-Lived Assets. We account for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of March 31, 2008, the most significant long-lived assets on our balance sheet relate to assets recorded in connection with the acquisition of Cardiosonix. The recoverability of these assets is based on the financial projections and models related to the future sales success of Cardiosonix’ products. As such, these assets could be subject to significant adjustment should the Cardiosonix technology not be successfully commercialized or the sales amounts in our current projections not be realized.

•	Product Warranty. We warrant our products against defects in design, materials, and workmanship generally for a period of one year from the date of sale to the end customer. Our accrual for warranty expenses is adjusted periodically to reflect actual experience. EES also reimburses us for a portion of warranty expense incurred based on end customer sales they make during a given fiscal year.

•	Fair Value of Derivative Liabilities. We account for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Derivative instruments embedded in contracts, to the extent not already a free-standing contract, are required to be bifurcated from the debt instrument and accounted for separately. All derivatives are recorded on the consolidated balance sheet at fair value. In accordance with SFAS No. 133, the conversion option and two put options embedded in the Series A Note issued in December 2007 were considered derivative instruments and were required to be bifurcated from the debt instrument and accounted for separately. In addition, in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the Series W warrants issued in connection with the Series A Note were accounted for as a liability due to the existence of certain provisions in the instrument. As a result, we recorded a total aggregate derivative liability of $2.6 million on the date of issuance of the note. The fair value of the Series W warrants was determined using the Black-Scholes option pricing model. Changes in the fair value of the derivative liabilities are recorded in the consolidated statement of operations. As of December 31, 2007, the derivative liabilities had a fair value of $1.60 million and $1.25 million for the conversion and put options and the warrants, respectively.

On March 14, 2008, Neoprobe and Montaur executed amendments to the Series A Note and the Series W warrants. The amendments eliminated certain minor cash-based penalty provisions in the Series A Note and Series W warrants which entitled the holders to different compensation than our common shareholders under certain circumstances and qualifying Triggering Events. The provisions that were eliminated and/or modified were the provisions that led to the derivative accounting treatment for the embedded conversion option in the Series A Note and the Series W warrants. Because the value of our stock increased between December 31, 2007, our year end, and March 14, 2008, the effect of marking the conversion option and warrant liabilities to “market” at March 14, 2008 resulted in an increase in the estimated fair value of the conversion option and warrant liabilities of $381,000 which was recorded as non-cash expense during the first quarter of 2008. The estimated fair value of the conversion option and warrant liabilities of $2.9 million was reclassified to additional paid-in capital during the first quarter of 2008. In addition, the effect of marking the put option liabilities to “market” at March 31, 2008 resulted in an increase in the estimated fair value of the put option liabilities of $5,000 which was recorded as non-cash expense during the first quarter of 2008. The estimated fair value of the put option liabilities of $315,000 remained classified as derivative liabilities as of March 31, 2008.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4T. Controls and Procedures
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the

Exchange Act)) as of March 31, 2008. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed and effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, possessed, summarized and reported within the time periods specified in the applicable rules and forms.
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
Changes in Control Over Financial Reporting
During the quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
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
Items 1, 2, 3, 4 and 5 are not applicable and have been omitted. There are no material changes in Item 1A from the corresponding item reported in the Company’s Form 10-K for the year ended December 31, 2007, and has therefore been omitted.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOPROBE CORPORATION (the Company) Dated: May 15, 2008

By:	/s/ David C. Bupp

David C. Bupp President and Chief Executive Officer (duly authorized officer; principal executive officer)

By:	/s/ Brent L. Larson

Brent L. Larson Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)