Form 10-Q
period 2008-06-30
NEOPROBE CORP
filed 2008-08-14
CIK 810509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      June 30, 2008

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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act.)
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 69,115,058 shares of common stock, par value $.001 per share (as of the close of business on August 8, 2008).

NEOPROBE CORPORATION and SUBSIDIARIES

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash	$3,476,226	$1,540,220
Available-for-sale securities	195,544	—
Accounts receivable, net	1,130,507	1,621,910
Inventory	1,048,589	1,237,403
Prepaid expenses and other	126,237	247,035

Total current assets	5,977,103	4,646,568

Property and equipment	2,039,327	1,918,343
Less accumulated depreciation and amortization	1,704,624	1,630,740

	334,703	287,603

Patents and trademarks	3,025,763	3,016,783
Acquired technology	237,271	237,271

	3,263,034	3,254,054
Less accumulated amortization	1,767,551	1,652,912

	1,495,483	1,601,142

Other assets	650,765	527,634

Total assets	$8,458,054	$7,062,947

Continued

Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets, continued

	June 30,	December 31,
	2008	2007
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$736,409	$778,085
Accrued liabilities and other	442,997	801,949
Capital lease obligations, current portion	16,840	14,592
Deferred revenue, current portion	469,728	451,512
Notes payable to finance companies	18,119	124,770

Total current liabilities	1,684,093	2,170,908

Capital lease obligations, net of current portion	13,882	2,422
Deferred revenue, net of current portion	522,233	623,640
Notes payable to CEO, net of discounts of $86,357 and $95,786, respectively	913,643	904,214
Notes payable to investors, net of discounts of $5,307,080 and $2,600,392, respectively	4,692,920	4,399,608
Derivative liabilities	686,638	2,853,476
Other liabilities	49,632	52,273

Total liabilities	8,563,041	11,006,541

Commitments and contingencies

Stockholders’ deficit:
Preferred stock; $.001 par value; 5,000,000 shares authorized at June 30, 2008 and December 31, 2008; none issued and outstanding	—	—
Common stock; $.001 par value; 150,000,000 shares authorized; 69,115,058 and 67,240,030 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	69,115	67,240
Additional paid-in capital	142,647,735	136,765,697
Accumulated deficit	(142,821,381)	(140,776,531)
Accumulated other comprehensive losses	(456)	—

Total stockholders’ deficit	(104,987)	(3,943,594)

Total liabilities and stockholders’ deficit	$8,458,054	$7,062,947

See accompanying notes to consolidated financial statements

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$2,255,025	$1,517,430	$4,037,817	$3,260,750
Cost of goods sold	906,670	699,844	1,566,677	1,489,336

Gross profit	1,348,355	817,586	2,471,140	1,771,414

Operating expenses:
Research and development	898,712	875,304	1,462,415	1,739,145
Selling, general and administrative	903,884	650,293	1,779,292	1,432,869

Total operating expenses	1,802,596	1,525,597	3,241,707	3,172,014

Loss from operations	(454,241)	(708,011)	(770,567)	(1,400,600)

Other income (expenses):
Interest income	18,482	19,199	29,090	44,257
Interest expense	(470,035)	(444,702)	(801,814)	(886,847)
Change in derivative liabilities	(113,442)	—	(500,188)	—
Other	377	(1,128)	(1,371)	(2,349)

Total other expenses, net	(564,618)	(426,631)	(1,274,283)	(844,939)

Net loss	$(1,018,859)	$(1,134,642)	$(2,044,850)	$(2,245,539)

Net loss per common share:
Basic	$(0.01)	$(0.02)	$(0.03)	$(0.04)
Diluted	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Weighted average shares outstanding:
Basic	68,526,573	61,608,782	67,905,581	60,635,448
Diluted	68,526,573	61,608,782	67,905,581	60,635,448
See accompanying notes to consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statement of Stockholders’ Deficit
(unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2007	67,240,030	$67,240	$136,765,697	$(140,776,531)	$—	$(3,943,594)

Issued restricted stock	450,000	450	—	—	—	450
Issued stock to 401(k) plan at $0.28	114,921	115	29,916	—	—	30,031
Issued stock upon exercise of warrants	1,310,107	1,310	112,440	—	—	113,750
Paid common stock issuance costs	—	—	(500)	—	—	(500)
Issued warrants to purchase common stock	—	—	1,277,178	—	—	1,277,178
Effect of beneficial conversion feature of convertible promissory note	—	—	1,443,845	—	—	1,443,845
Reclassified derivative liabilities	—	—	2,924,994	—	—	2,924,994
Stock compensation expense	—	—	94,165	—	—	94,165
Comprehensive loss:
Net loss	—	—	—	(2,044,850)	—	(2,044,850)
Unrealized loss on available-for-sale securities	—	—	—	—	(456)	(456)

Total comprehensive loss	—	—	—	—	—	(2,045,306)

Balance, June 30, 2008	69,115,058	$69,115	$142,647,735	$(142,821,381)	$(456)	$(104,987)

See accompanying notes to consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,044,850)	$(2,245,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	199,469	207,508
Amortization of debt discount and debt offering costs	333,754	431,071
Provision for bad debts	29,297	962
Stock compensation expense	94,165	67,224
Change in derivative liabilities	500,188	—
Other	36,160	34,020
Changes in operating assets and liabilities:
Accounts receivable	434,106	101,859
Inventory	143,381	(28,544)
Prepaid expenses and other assets	147,461	123,349
Accounts payable	(41,676)	152,484
Accrued liabilities and other liabilities	(361,593)	330,978
Deferred revenue	(83,191)	(112,938)

Net cash used in operating activities	(613,329)	(937,566)

Cash flows from investing activities:
Purchases of available-for-sale securities	(196,000)	—
Purchases of property and equipment	(44,736)	(36,202)
Proceeds from sales of property and equipment	120	—
Patent and trademark costs	(8,980)	(1,885)

Net cash used in investing activities	(249,596)	(38,087)

Cash flows from financing activities:
Proceeds from issuance of common stock	114,200	650,000
Payment of stock offering costs	(500)	(20,040)
Proceeds from notes payable	3,000,000	—
Payment of debt issuance costs	(200,154)	—
Payment of notes payable	(106,651)	(942,078)
Payments under capital leases	(7,964)	(7,873)

Net cash provided by (used in) financing activities	2,798,931	(319,991)

Net increase (decrease) in cash	1,936,006	(1,295,644)

Cash, beginning of period	1,540,220	2,502,655

Cash, end of period	$3,476,226	$1,207,011

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(unaudited)
1.	Summary of Significant Accounting Policies
a.	Basis of Presentation: The information presented as of June 30, 2008 and for the three-month and six-month periods ended June 30, 2008 and June 30, 2007 is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Neoprobe Corporation (Neoprobe, the Company, or we) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results for the interim periods are not necessarily indicative of results to be expected for the year. The consolidated financial statements should be read in conjunction with Neoprobe’s audited consolidated financial statements for the year ended December 31, 2007, which were included as part of our Annual Report on Form 10-K.

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
The following tables set forth by level financial assets and liabilities measured at fair value on a recurring basis.
Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2008

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2008
Assets:
Available-for-sale securities	$195,544	$—	$—	$195,544

Total available-for-sale securities	$195,544	$—	$—	$195,544

Liabilities:
Derivative liabilities related to warrants	$—	$—	$—	$—
Derivative liabilities related to conversion and put options	—	—	686,638	686,638

Total derivative liabilities	$—	$—	$686,638	$686,638

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2007

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2007
Assets:
Available-for-sale securities	$—	$—	$—	$—

Total available-for-sale securities	$—	$—	$—	$—

Liabilities:
Derivative liabilities related to warrants	$—	$1,254,404	$—	$1,254,404
Derivative liabilities related to conversion and put options	—	—	1,599,072	1,599,072

Total derivative liabilities	$—	$1,254,404	$1,599,072	$2,853,476

The following table sets forth a summary of changes in the fair value of our Level 3 liabilities for the three-month period ended June 30, 2008:

			Purchases,
	Balance at		Issuances	Transfers In	Balance at
	March 31,	Unrealized	and	and/or (Out)	June 30,
Description	2008	Losses	Settlements	(See Note 9)	2008
Derivative liabilities related to conversion and put options	$315,228	$113,442	$257,968	$—	$686,638

Total derivative liabilities	$315,228	$113,442	$257,968	$—	$686,638

The following table sets forth a summary of changes in the fair value of our Level 2 and Level 3 liabilities for the six–month period ended June 30, 2008:

			Purchases,
	Balance at		Issuances	Transfers In	Balance at
	December 31,	Unrealized	and	and/or (Out)	June 30,
Description	2007	Losses	Settlements	(See Note 9)	2008
Derivative liabilities related to warrants	$1,254,404	$270,654	$—	$(1,525,058)	$—
Derivative liabilities related to conversion and put options	1,599,072	229,534	257,968	(1,399,936)	686,638

Total derivative liabilities	$2,853,476	$500,188	$257,968	$(2,924,994)	$686,638

Nonfinancial Assets and Liabilities Subject to FSP FAS 157-2 Deferral Provisions
We will apply the fair value measurement and disclosure provisions of SFAS No. 157 effective January 1, 2009 to nonfinancial assets and liabilities measured on a nonrecurring basis. We measure the fair value of (1) long-lived assets and (2) intangible assets on a nonrecurring basis.
3.	Stock-Based Compensation

At June 30, 2008, we have three stock-based compensation plans. Under the Amended and Restated Stock Option and Restricted Stock Purchase Plan (the Amended Plan), the 1996 Stock Incentive Plan (the 1996 Plan), and the Second Amended and Restated 2002 Stock Incentive Plan (the 2002 Plan), we may grant incentive stock options, nonqualified stock options, and restricted stock awards to full-time employees, and nonqualified stock options and restricted awards may be granted to our consultants and agents. Total shares authorized under each plan are 2 million shares, 1.5 million shares and 7 million shares, respectively. Although options are still outstanding under the Amended Plan and the 1996 Plan, these plans are considered expired and no new grants may be made from them. Under all three plans, the exercise price of each option is greater than or equal to the closing market price of our common stock on the day prior to the date of the grant.

Options granted under the Amended Plan, the 1996 Plan and the 2002 Plan generally vest on an annual basis over one to three years. Outstanding options under the plans, if not exercised, generally expire ten years from their date of grant or 90 days from the date of an optionee’s separation from employment with us.

Compensation cost arising from stock-based awards is recognized as expense using the straight-line method over the vesting period. As of June 30, 2008, there was approximately $238,000 of total unrecognized compensation cost related to unvested stock-based awards, which we expect to recognize over remaining weighted average vesting terms of 0.8 years. For the three-month periods ended June 30, 2008 and 2007, our total stock-based compensation expense was approximately $46,000 and $33,000, respectively. For the six-month periods ended June 30, 2008 and 2007, our total stock-based compensation expense was approximately $94,000 and $67,000, respectively. We have not recorded any income tax benefit related to stock-based compensation in any of the three-month and six-month periods ended June 30, 2008 and 2007.

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
A summary of stock option activity under our stock option plans as of June 30, 2008, and changes during the six-month period then ended is presented below:

	Six Months Ended June 30, 2008
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Outstanding at beginning of period	5,495,473	$0.42
Granted	506,000	$0.40
Exercised	—	—
Forfeited	—	—
Expired	(17,200)	$4.24

Outstanding at end of period	5,984,273	$0.41	5.4 years	—

Exercisable at end of period	5,138,273	$0.42	4.8 years	—

A summary of the status of our restricted stock as of June 30, 2008, and changes during the six-month period then ended is presented below:

Six Months Ended
June 30, 2008
Weighted
Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding at beginning of period	—	—
Granted	450,000	$0.36
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at end of period	450,000	$0.36

4.	Comprehensive Loss
We had no accumulated other comprehensive loss activity during the three-month and six-month periods ended June 30, 2007. Due to our net operating loss position, there are no income tax effects on comprehensive loss components for the three-month and six-month periods ended June 30, 2008.

	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008
Net loss	$(1,018,859)	$(2,044,850)
Unrealized losses on securities	(456)	(456)

Other comprehensive loss	$(1,019,315)	$(2,045,306)

5.	Earnings Per Share
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

	Three Months Ended		Three Months Ended
	June 30, 2008		June 30, 2007
	Basic	Diluted	Basic	Diluted
	Earnings	Earnings	Earnings	Earnings
	Per Share	Per Share	Per Share	Per Share
Outstanding shares	69,115,058	69,115,058	62,739,731	62,739,731
Effect of weighting changes in outstanding shares	(138,485)	(138,485)	(1,130,949)	(1,130,949)
Contingently issuable shares	(450,000)	(450,000)	—	—

Adjusted shares	68,526,573	68,526,573	61,608,782	61,608,782

	Six Months Ended		Six Months Ended
	June, 2008		June 30, 2007
	Basic	Diluted	Basic	Diluted
	Earnings	Earnings	Earnings	Earnings
	Per Share	Per Share	Per Share	Per Share
Outstanding shares	69,115,058	69,115,058	62,739,731	62,739,731
Effect of weighting changes in outstanding shares	(759,477)	(759,477)	(2,104,283)	(2,104,283)
Contingently issuable shares	(450,000)	(450,000)	—	—

Adjusted shares	67,905,581	67,905,581	60,635,448	60,635,448

There is no difference in basic and diluted loss per share related to the three-month and six-month periods ended June 30, 2008 and 2007. The net loss per common share for these periods excludes the effects of 50,364,050 and 40,055,682 common share equivalents, respectively, since such inclusion would be anti-dilutive. The excluded shares consist of restricted stock and common shares issuable upon exercise of outstanding stock options and warrants, or upon the conversion of convertible debt.

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
Available-for-sale securities are classified as current based on our intent to use them to fund short-term working capital needs.
7.	Inventory
We capitalize certain inventory costs associated with our Lymphoseek® product prior to regulatory approval and product launch, based on management’s judgment of probable future commercial use and net realizable value of the inventory. We could be required to permanently write down previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors. Conversely, our gross margins may be favorably impacted if some or all of the inventory previously written down becomes available for commercial use and is used for commercial sale. During the six-month periods ended June 30, 2008 and 2007, we capitalized $1,000 and $150,000, respectively, associated with our Lymphoseek product.
The components of inventory are as follows:

	June 30,	December 31,
	2008	2007
	(unaudited)
Materials and component parts	$377,402	$471,753
Work-in-process	152,794	151,741
Finished goods	518,393	613,909

Total	$1,048,589	$1,237,403

8.	Intangible Assets
The major classes of intangible assets are as follows:

	June 30, 2008			December 31, 2007
	Wtd	Gross		Gross
	Avg	Carrying	Accumulated	Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization
Patents and trademarks	8.3 yrs	$3,025,763	$1,547,135	$3,016,783	$1,449,350
Acquired technology	0.5 yrs	237,271	220,416	237,271	203,562

Total		$3,263,034	$1,767,551	$3,254,054	$1,652,912

The estimated amortization expense for the next five fiscal years are as follows:

Estimated
Amortization
Expense
For the year ended 12/31/2008	$212,148
For the year ended 12/31/2009	170,136
For the year ended 12/31/2010	169,414
For the year ended 12/31/2011	168,310
For the year ended 12/31/2012	168,267
9.	Product Warranty
We warrant our products against defects in design, materials, and workmanship generally for a period of one year from the date of sale to the end customer, except in cases where the product has a limited use as designed. Our accrual for warranty expenses is adjusted periodically to reflect actual experience and is included in accrued liabilities on the consolidated balance sheets. Our primary marketing partner, Ethicon Endo-Surgery, Inc. (EES), a Johnson & Johnson company, also reimburses us for a portion of warranty expense incurred based on end customer sales they make during a given fiscal year. Payments charged against the reserve are disclosed net of EES’ estimated reimbursement.
The activity in the warranty reserve account for the three-month and six-month periods ended June 30, 2008 and 2007 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Warranty reserve at beginning of period	$81,513	$67,401	$115,395	$44,858
Provision for warranty claims and changes in reserve for warranties	23,998	39,153	9,962	71,905
Payments charged against the reserve	(17,832)	(16,378)	(37,678)	(26,587)

Warranty reserve at end of period	$87,679	$90,176	$87,679	$90,176

10.	Notes Payable
In December 2004, we completed a private placement of four-year convertible promissory notes in an aggregate principal amount of $8.1 million under a Securities Purchase Agreement with Biomedical Value Fund, L.P., Biomedical Offshore Value Fund, Ltd. and David C. Bupp, our President and CEO. Biomedical Value Fund, L.P. and Biomedical Offshore Value Fund, Ltd. are funds managed by Great Point Partners, LLC (collectively, the Great Point Funds). The notes originally bore interest at 8% per annum and were due on December 13, 2008. As part of the original transaction with the Great Point Funds, we issued the investors 10,125,000 Series T warrants to purchase our common stock at an exercise price of $0.46 per share, expiring in December 2009. The fair value of the warrants issued to the investors and the value of the beneficial conversion feature were recorded as discounts on the note and were being amortized over the term of the notes using the effective interest method. In November 2006, we amended the Agreement and modified several of the key terms in the related notes, including the interest rate which was increased to 12% per annum, and modified the maturity of the notes to provide for a series of scheduled payments due on approximately six month intervals through January 7, 2009. We were also required to make additional mandatory repayments of principal to the Great Point Funds under certain circumstances. During 2007, we made scheduled principal payments and mandatory repayments totaling $2.4 million.

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
In July 2007, David C. Bupp, our President and CEO, and certain members of his family (the Bupp Investors) purchased a $1.0 million convertible note (the Bupp Note) and warrants. The note bears interest at 10% per annum, had an original term of one year and is repayable in whole or in part with no penalty. The note is convertible, at the option of the investors, into shares of our common stock at a price of $0.31 per share, a 25% premium to the average closing market price of our common stock for the 5 days preceding the closing of the transaction. As part of this transaction, we issued the investors 500,000 Series V warrants to purchase our common stock at an exercise price of $0.31 per share, expiring in July 2012. The fair value of the warrants issued to the investors was approximately $80,000 on the date of issuance and was determined using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 4.95%, volatility of 105% and no expected dividend rate. The value of the beneficial conversion feature of the note was estimated at $86,000 based on the effective conversion price at the date of issuance. The fair value of the warrants issued to the investors and the value of the beneficial conversion feature were recorded as discounts on the note. We incurred $43,000 of costs related to completing the Bupp financing, which were recorded in other assets. The discounts and the deferred debt issuance costs were being amortized over the term of the note using the effective interest method.
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
Under the terms of a Registration Rights Agreement, dated December 26, 2007, as amended by the Amendment to Registration Rights Agreement, dated February 7, 2008, and Second Amendment to Registration Rights Agreement, dated April 16, 2008, and Third Amendment to Registration Rights Agreement dated July 10, 2008 (the Rights Agreement), we agreed to file a registration statement with the Securities and Exchange Commission providing for the resale of: (i) the shares of common stock issuable upon conversion of the Series B Note; (ii) the shares of common stock issuable upon exercise of the Series X Warrant; and (iii) 3,500,000 shares of common stock which the Company may elect to issue in payment of interest on the Montaur Notes, no later that 60 days following the closing, which deadline was subsequently extended to May 5, 2008. (See Note 15.) Additionally, in connection with the Montaur Purchase Agreement, we entered into: (1) a Security Agreement, dated December 26, 2007, between Neoprobe and Montaur (the Montaur Security Agreement); and (2) a Patent, Trademark, and Copyright Security Agreement, dated December 26, 2007, by and among Neoprobe, Cardiosonix Ltd., Cira Biosciences, Inc. and Montaur (the IP Security Agreement), pursuant to which we have granted Montaur a security interest in all of our property and assets and our subsidiaries to secure our obligations under the Montaur Notes and all other transaction agreements. The Security Agreement and IP Security Agreement contain covenants, remedies and other provisions as are customary for agreements of such type.
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
On March 14, 2008, Neoprobe and Montaur executed amendments to the Series A Note and the Series W warrants. The amendments eliminated certain minor cash-based penalty provisions in the Series A Note and Series W warrants which entitled the holders to different compensation than our common shareholders under certain circumstances and qualifying Triggering Events. The provisions that were eliminated and/or modified were the provisions that led to the derivative accounting treatment for the embedded conversion option in the Series A Note and the Series W warrants. Because the value of our stock increased between December 31, 2007, our year end, and March 14, 2008, the effect of marking the conversion option and warrant liabilities to “market” at March 14, 2008 resulted in an increase in the estimated fair value of the conversion option and warrant liabilities of $381,000 which was recorded as non-cash expense during the first quarter of 2008. The estimated fair value of the conversion option and warrant liabilities of $2.9 million was reclassified to additional paid-in capital during the first quarter of 2008 as a result of the amendments. The effect of marking the put option liabilities related to the Series A Note to “market” at March 31, 2008 resulted in an increase in the estimated fair value of the put option liabilities of $5,000 which was recorded as non-cash expense during the first quarter of 2008. In addition, the effect of marking the put option liabilities to “market” at June 30, 2008 resulted in an increase in the estimated fair value of the put option liabilities of $75,000 which was recorded as non-cash expense during the second quarter of 2008. The estimated fair value of the put option liabilities related to the Series A Note of $390,000 remained classified as derivative liabilities as of June 30, 2008.
The initial aggregate fair value of the conversion option and the put options related to the Series A Note and the fair value of the Series W warrants of $2.6 million were recorded as a discount on the note and are being amortized over the term of the note using the effective interest method. During the first six months of 2008, we recorded interest expense of $265,000 related to the amortization of the debt discount. We incurred $510,000 of costs related to completing the initial Montaur financing, which were recorded in other assets on the consolidated balance sheet. The deferred financing costs are being amortized using the effective interest method over the term of the note. During the first six months of 2008, we recorded interest expense of $52,000 related to the amortization of the deferred financing costs.
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
The fair value of the Series X warrants was approximately $1.28 million on the date of issuance and was determined using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 2.6%, volatility of 95% and no expected dividend rate. The value of the beneficial conversion feature of the Series B Note was estimated at $1.44 million based on the effective conversion price at the date of issuance. The fair value of the warrants issued to the investors and the value of the beneficial conversion feature were recorded as discounts on the notes and are being amortized over the term of the notes using the effective interest method. The two put options were considered derivative instruments and were required to be bifurcated from the Series B Note and accounted for separately. The fair value of the bifurcated put options was approximately $258,000 on the date of issuance. Changes in the fair value of the derivative liabilities are recorded in the consolidated statement of operations. The effect of marking the put option liabilities related to the Series B Note to “market” at June 30, 2008 resulted in an increase in the estimated fair value of the put option liabilities of $38,000 which was recorded as non-cash expense during the second quarter of 2008. The estimated fair value of the put option liabilities related to the Series B Note of $296,000 remained classified as derivative liabilities as of June 30, 2008.
The initial aggregate fair value of the beneficial conversion feature and put options related to the Series B Note, and the fair value of the Series X warrants of $2.98 million were recorded as a discount on the note and are being amortized over the term of the note using the effective interest method. During the second quarter of 2008, we recorded interest expense of $7,000 related to the amortization of the debt discount. We incurred $188,000 of costs related to completing the second Montaur financing, which were recorded in other assets on the consolidated balance sheet. The deferred financing costs are being amortized using the effective interest method over the term of the note. During the second quarter of 2008, we recorded interest expense of $400 related to the amortization of the deferred financing costs.

In connection with the second closing, we also amended the Montaur Purchase Agreement with respect to the milestone that would trigger the third closing for an additional $3 million investment from Montaur. The milestone was revised from the accrual of 200 patients in a Phase 3 trial for Lymphoseek to obtaining 135 vital blue dye lymph nodes from patients with breast cancer or melanoma who have completed surgery with the injection of the drug in a Phase 3 clinical trial of Lymphoseek.
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
We applied $5,725,000 from the proceeds of our issuance of the Series A Note and Series W warrants to the complete and total satisfaction of our outstanding obligations under the Replacement Series A Convertible Promissory Notes issued to the Great Point Funds and David C. Bupp as of November 30, 2006, pursuant to the Securities Purchase Agreement, dated as of December 13, 2004, by and among Neoprobe, the Great Point Funds and Mr. Bupp, as amended by the Amendment dated as of November 30, 2006 (the Amended GPP Purchase Agreement). We treated the early repayment of the notes as an extinguishment of debt for accounting purposes. As such, the remaining discount resulting from the fair value of the warrants and the value of the beneficial conversion feature associated with the original notes was written off as a loss on extinguishment of debt in December 2007. We applied an additional $675,000 from the proceeds of our issuance of the Series A Note and Series W warrants to the redemption of 10,000,000 Series T warrants to purchase our common stock at an exercise price of $0.46 per share, issued to the Great Point Funds pursuant to the Amended GPP Purchase Agreement. In connection with the consummation of the Montaur Purchase Agreement and amendment of the Bupp Purchase Agreement, Mr. Bupp agreed to the cancellation of 125,000 Series T warrants to purchase our common stock at an exercise price of $0.46 per share, originally issued to Mr. Bupp pursuant to the Amended GPP Purchase Agreement. The combined events retired all of the Series T warrants issued to the Great Point Funds and Mr. Bupp.
11.	Stock Warrants
During the first six months of 2008, David C. Bupp, our President and CEO, exercised 375,000 Series Q warrants in exchange for issuance of 375,000 shares of our common stock, resulting in gross proceeds of $48,750. In addition, an outside investor exercised 500,000 Series Q warrants in exchange for issuance of 500,000 shares of our common stock, resulting in gross proceeds of $65,000. Also during the first six months of 2008, certain outside investors exercised a total of 1,354,349 Series R warrants and 253,261 Series S warrants on a cashless basis in exchange for issuance of 435,107 shares of our common stock.

At June 30, 2008, there are 19.8 million warrants outstanding to purchase our common stock. The warrants are exercisable at prices ranging from $0.28 to $0.50 per share with a weighted average exercise price of $0.39 per share.
12.	Income Taxes
Effective January 1, 2007, we adopted Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. No adjustment was made to the beginning retained earnings balance as the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility. As a result, no liability for uncertain tax positions was recorded as of June 30, 2008. Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense.
13.	Segment and Subsidiary Information
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

The information in the following table is derived directly from each reportable segment’s financial reporting.

		Blood	Drug and
($ amounts in thousands)	Oncology	Flow	Therapy
Three Months Ended June 30, 2008	Devices	Devices	Products	Corporate	Total

Net sales:
United States[1]	$2,151	$4	$—	$—	$2,154
International	21	80	—	—	101
Research and development expenses	286	52	561	—	899
Selling, general and administrative expenses, excluding depreciation and amortization[2]	—	—	—	800	800
Depreciation and amortization	31	63	—	10	104
Income (loss) from operations[3]	996	(78)	(561)	(810)	(454)
Other income (expenses)[4]	—	—	—	(565)	(565)

Total assets, net of depreciation and amortization:
United States operations	1,705	596	179	4,516	6,996
Israeli operations (Cardiosonix Ltd.)	—	1,462	—	—	1,462
Capital expenditures	—	—	18	11	29

		Blood	Drug and
($ amounts in thousands)	Oncology	Flow	Therapy
Three Months Ended June 30, 2007	Devices	Devices	Products	Corporate	Total

Net sales:
United States[1]	$1,338	$115	$—	$—	$1,453
International	40	24	—	—	64
Research and development expenses	163	101	611	—	875
Selling, general and administrative expenses, excluding depreciation and amortization[2]	—	—	—	548	548
Depreciation and amortization	25	66	—	11	102
Income (loss) from operations[3]	576	(114)	(611)	(559)	(708)
Other income (expenses)[4]	—	—	—	(427)	(427)

Total assets, net of depreciation and amortization:
United States operations	1,759	698	161	1,804	4,422
Israeli operations (Cardiosonix Ltd.)	—	1,662	—	—	1,662
Capital expenditures	6	—	—	1	7

		Blood	Drug and
($ amounts in thousands)	Oncology	Flow	Therapy
Six Months Ended June 30, 2008	Devices	Devices	Products	Corporate	Total

Net sales:
United States[1]	$3,882	$7	$—	$—	$3,889
International	32	117	—	—	149
Research and development expenses	451	119	892	—	1,462
Selling, general and administrative expenses, excluding depreciation and amortization[2]	—	—	—	1,580	1,580
Depreciation and amortization	54	126	—	20	199
Income (loss) from operations[3]	1,927	(206)	(892)	(1,599)	(771)
Other income (expenses)[4]	—	—	—	(1,274)	(1,274)

Total assets, net of depreciation and amortization:
United States operations	1,705	596	179	4,516	6,996
Israeli operations (Cardiosonix Ltd.)	—	1,462	—	—	1,462
Capital expenditures	2	—	18	25	45

		Blood	Drug and
($ amounts in thousands)	Oncology	Flow	Therapy
Six Months Ended June 30, 2007	Devices	Devices	Products	Corporate	Total

Net sales:
United States[1]	$2,890	$160	$—	$—	$3,050
International	125	86	—	—	211
Research and development expenses	377	207	1,155	—	1,739
Selling, general and administrative expenses, excluding depreciation and amortization[2]	—	—	—	1,225	1,225
Depreciation and amortization	51	132	—	25	208
Income (loss) from operations[3]	1,251	(247)	(1,155)	(1,250)	(1,401)
Other income (expenses)[4]	—	—	—	(845)	(845)
Total assets, net of depreciation and amortization:
United States operations	1,759	698	161	1,804	4,422
Israeli operations (Cardiosonix Ltd.)	—	1,662	—	—	1,662
Capital expenditures	16	9	—	11	36

[1]	All sales to EES are made in the United States. EES distributes the product globally through its international affiliates.

[2]	Selling, general and administrative expenses, excluding depreciation and amortization, represent expenses that relate to the general administration of the Company and as such are not currently allocated to our individual reportable segments.

[3]	Income (loss) from operations does not reflect the allocation of selling, general and administrative expenses, excluding depreciation and amortization, to the operating segments.

[4]	Amounts consist primarily of interest income and interest expense which are not currently allocated to our individual reportable segments.
14.	Supplemental Disclosure for Statements of Cash Flows
During the six-month periods ended June 30, 2008 and 2007, we paid interest aggregating $477,000 and $234,000, respectively. During the six-month periods ended June 30, 2008 and 2007, we transferred $45,000 and $44,000, respectively, of inventory to fixed assets related to the creation and maintenance of a pool of service loaner equipment. During the six-month period ended June 30, 2008, we purchased equipment under a capital lease totaling $20,000. During the six-month periods ended June 30, 2008 and 2007, we issued 114,921 and 107,313 shares of common stock, respectively, as matching contributions to our 401(k) plan.

15.	Subsequent Event
Under the terms of the original Rights Agreement, dated December 26, 2007, we agreed to file a registration statement with the Commission registering the shares of common stock underlying the Notes, the Preferred Stock and the Warrants issued to Montaur pursuant to the Montaur Purchase Agreement. On April 16, 2008, we entered into the Second Amendment to Registration Rights Agreement (the Second Amendment), pursuant to which Montaur agreed to limit our registration obligations to (a) the shares of common stock issuable upon conversion of the Series B Note; (b) the shares of common stock issuable upon exercise of the Series W and X Warrants; and (c) 3,500,000 shares of common stock issuable as interest on the Montaur Notes. On July 10, 2008, we entered into a Third Amendment to Registration Rights Agreement (the Third Amendment), pursuant to which Montaur agreed to further limit our registration obligations to: (a) the shares of common stock issuable upon conversion of the Series B Note; (b) the shares of common stock issuable upon exercise of the Series X Warrants; and (c) 3,500,000 shares of common stock issuable as interest on the Montaur Notes. Additionally, pursuant to the terms of the Rights Agreement, as amended by the Second Amendment and Third Amendment, we agreed that: (a) within thirty-five (35) days following the Third Closing Date (as that term is defined in the Montaur Purchase Agreement) we will prepare and file with the Commission an additional “resale” registration statement providing for the resale of (in the following order of priority): (i) the shares of common stock issuable upon the conversion of the Preferred Shares; (ii) the shares of common stock issuable upon exercise of the Series Y Warrant; and (iii) shares of common stock issuable as dividends on the Preferred Shares, for an offering to be made on a continuous basis pursuant to Rule 415, and (b) within thirty-five (35) days of a receipt by the written request of the Holder therefore, we will prepare and file with the Commission an additional “resale” Registration Statement providing for the resale of the shares of common stock issuable upon the conversion of the Series A Note, and the shares of common stock issuable upon the exercise of the Series W Warrant. (See Note 10.)

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
The Company
Neoprobe Corporation is a biomedical technology company that provides innovative surgical and diagnostic products that enhance patient care. We currently market two lines of medical devices; our neo2000® and neoprobe GDS gamma detection systems and the Quantix® line of blood flow measurement devices of our wholly-owned subsidiary, Cardiosonix Ltd. (Cardiosonix). In addition to our medical device products, we have two radiopharmaceutical products, Lymphoseek® and RIGScan® CR, in the advanced phases of clinical development. We are also exploring the development of our activated cellular therapy (ACT) technology for patient-specific disease treatment through our majority-owned subsidiary, Cira Biosciences, Inc. (Cira Bio).
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
We believe that the future prospects for Neoprobe continue to improve as we make progress in all of our key growth areas. We expect revenue from our gamma device line to continue to provide a strong revenue base during 2008 and to exceed 2007. Sales of our blood flow measurement devices continue to fall short of our expectations but we believe some recent improvements in the device may provide an entry into dialysis/vascular access applications. However, we expect blood flow-related revenue for 2008 to be lower than 2007 levels as we complete our assessment of the dialysis/vascular access market. Over the past few years, we have also made progress on our oncology drug development initiatives. Most recently, we initiated patient enrollment in a Phase 3 clinical trial for Lymphoseek in breast cancer and melanoma. We also continue to be optimistic about the longer-term potential for our proprietary RIGS® (radioimmunoguided surgery) technology; however, neither Lymphoseek nor RIGS are anticipated to generate any significant revenue for us during 2008.

Our operating expenses during the first six months of 2008 were focused primarily on support of Lymphoseek product development. In addition, we continued to modestly invest in our gamma detection device line related to product line expansion and innovation. We expect our drug-related development expenses to increase significantly over the remainder of 2008 as we continue the multi-center Phase 3 clinical evaluations of Lymphoseek that were initiated during the second quarter of 2008 and support the other development activities related to the potential marketing registration of Lymphoseek. We expect to continue to incur development expenses to support our device product lines as well as we work with our marketing partners to expand our product offerings in the gamma device arena. We expect to continue to limit our financial support for our blood flow measurement products during the remainder of 2008 as we assess the dialysis/vascular access opportunity.
Our efforts thus far in 2008 have resulted in the following research and development milestone achievements:
•	Obtained clearance from the U.S. Food and Drug Administration (FDA) to commence patient enrollment in a Phase 3 clinical study to evaluate the efficacy of Lymphoseek in patients with breast cancer or melanoma.

•	Submitted a protocol design to FDA for a Phase 3 clinical study to evaluate the efficacy of Lymphoseek in patients with head and neck squamous cell carcinoma.

•	Completed a $3 million financing from Platinum-Montaur Life Sciences LLC (Montaur). The closing represents the second tranche received from Montaur, bringing their to-date investment to $10 million of the total $13 million commitment made in December 2007.

•	Exercised the Company’s option agreement with the University of California, San Diego covering the potential use of Lymphoseek as an optical or ultrasound agent.

•	Initiated the formalized scientific advice review process for Lymphoseek in the European Union (EU).

•	Completed a Phase 3 clinical trial design for RIGScan CR and held a pre-submission meeting for a formalized scientific review process with regulatory authorities in the EU.

•	Commenced patient enrollment in a Phase 3 multi-center clinical trial for Lymphoseek in patients with breast cancer or melanoma.

•	Introduced the neoprobe GDS enhanced gamma detection system.

•	Signed a letter of intent with DRAXIMAGE for the sales and marketing distribution of Lymphoseek in the EU, Scandinavia, Turkey, India and Canada.
In April 2008, we received clearance from FDA to commence patient enrollment in the first Phase 3 study, which is being conducted in approximately 200 patients with either breast cancer or melanoma. The trial design is similar to the successfully conducted Phase 2 study, except that we will be monitoring the concordance of Lymphoseek uptake in lymph nodes with the uptake of vital blue dye in the same lymph nodes. We initiated the first of the Phase 3 studies in June 2008. We plan to have approximately 15 to 20 participating institutions in the trial, which should enable us to enroll patients at a more rapid rate than we experienced with the Phase 2 study.
In addition, we have provided FDA and the centralized European Medicinal Evaluation Agency (EMEA) with the full protocol and associated materials for a second Phase 3 study to be conducted in patients with head and neck squamous cell carcinoma. This second Phase 3 study is designed to validate Lymphoseek as a sentinel lymph node targeting agent. Our discussions with FDA and EMEA have also suggested that the Phase 3 trials will support an intended use of Lymphoseek in sentinel lymph node biopsy procedures. We believe such an indication would be beneficial to the marketing and commercial adoption of Lymphoseek in the U.S. and EU. Finally, we are harmonizing the second Phase 3 protocol in head and neck tumors for Lymphoseek based upon input from both FDA and EMEA. We expect this process to be concluded in the near future. We plan to have approximately 15 to 20 participating institutions in the trial, which we hope will enable us to enroll patients at a fairly rapid rate. We have commenced some of the preliminary activities to initiate the study after the appropriate regulatory clearances have been obtained.

Our goal is to file the new drug application for Lymphoseek in the first half of 2009, which will be dependent upon our ability to commence and successfully conclude the Phase 3 clinical studies in a timely fashion. Depending on the timing and outcome of the FDA regulatory review cycle, we believe that Lymphoseek can be commercialized in early 2010. In addition, Neoprobe has had advanced discussions regarding the drug approval and registration process under the centralized European drug evaluation procedures with EMEA in London. We plan to use the safety and efficacy results from the Phase 3 clinical evaluations of Lymphoseek, which will include sites in the EU, to support the drug registration application process in the EU. We cannot assure you, however, that this product will achieve regulatory approval, or if approved, that it will achieve market acceptance.
Over the past few years, we have made progress in advancing our RIGScan CR development program while incurring minimal research expenses. Our RIGS technology, which had been essentially inactive since failing to gain approval following our original license application in 1997, has been the subject of renewed interest due primarily to the analysis of survival data related to patients who participated in the original Phase 3 clinical studies that were completed in 1996. After a successful pre-submission meeting with EMEA in July, we plan during the third quarter of 2008 to submit a complete clinical development plan for RIGScan CR to EMEA and to request meetings to review the development plan and clinical protocol. The clinical protocol we envision would involve approximately 400 patients in a randomized trial of patients with colorectal cancer. The participants in the trial would be randomized to either a control or RIGS treatment arm. Patients randomized to the RIGS arm would have their disease status evaluated at the end of their cancer surgery to determine the presence or absence of RIGS-positive tissue. Patients in both randomized arms would be followed to determine if patients with RIGS-positive status have a lower overall survival rate and/or a higher occurrence of disease recurrence. The hypothesis for the trial is based upon the data from the earlier NEO2-13 and NEO2-14 trial results.
We continue to believe it will be necessary for us to identify a development partner or an alternative funding source in order to prepare for and fund the pivotal clinical testing that will be necessary to gain marketing clearance for RIGScan CR. In the past, we have engaged in discussions with various parties regarding such a partnership. At the present time, we do not believe these efforts will result in a partnership until further clarity can be added to the RIGScan regulatory approval pathway, such as obtaining a positive protocol determination from either EMEA or FDA. However, even if we are able to make such arrangements on satisfactory terms, we believe that the time required for continued development, regulatory approval and commercialization of a RIGS product would likely be a minimum of five years before we receive any significant product-related royalties or revenues. We cannot assure you that we will be able to complete definitive agreements with a development partner or obtain financing to fund development of the RIGS technology and do not know if such arrangements could be obtained on a timely basis on terms acceptable to us, or at all. We also cannot assure you that FDA or EMEA will clear our RIGS products for marketing or that any such products will be successfully introduced or achieve market acceptance.
In early 2005, we formed a new subsidiary, Cira Bio, to raise the capital necessary to further explore the development of ACT. Neoprobe owns approximately 90% of the outstanding shares of Cira Bio with the remaining shares being held by the principals of a private holding company, Cira LLC. In conjunction with the formation of Cira Bio, an amended technology license agreement also was executed with The Ohio State University, from whom both Neoprobe and Cira LLC had originally licensed or optioned the various cellular therapy technologies. As a result of the cross-license agreements, Cira Bio has the development and commercialization rights to three issued U.S. patents that cover the oncology and autoimmune applications of its technology. In addition, Cira Bio has licenses to several pending patent applications covering oncology and viral disease applications of the ACT technology.
In August 2007 we entered into an option agreement whereby Neoprobe could purchase the remaining 10% interest in Cira Bio from Cira LLC for $250,000 in connection with the successful completion of a financing transaction by Cira Bio. In the first quarter of 2008, we also entered into discussions with an investment banking firm to help us gauge the interest of potential investment in the ACT technology. We still hope to raise funds through Cira Bio to support the continued development of ACT; however, our fundraising efforts have thus far not been successful and our option to purchase the remaining 10%

interest in Cira Bio expired on June 30, 2008. If we are successful in identifying a funding source, we expect that any funding would likely be accomplished by an investment directly into Cira Bio, so that the funds raised would not dilute current Neoprobe shareholders. Obtaining this funding would likely dilute Neoprobe’s ownership interest in Cira Bio; however, we believe that moving forward such a promising technology will only yield positive results for the Neoprobe stockholders and the patients who could benefit from these treatments. However, we do not know if we will be successful in obtaining funding on terms acceptable to us, or at all. In the event we fail to obtain financing for Cira Bio, the technology rights for the oncology applications of ACT may revert back to Neoprobe and the technology rights for the viral and autoimmune applications may revert back to Cira LLC upon notice by either party.
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
Primarily as a result of the significant development costs we expect to incur related to the continued clinical development of Lymphoseek, we do not expect to achieve operating profit during 2008. In addition, our net loss and loss per share will likely be significantly impacted by the non-cash interest expense we expect to record due to the accounting treatment for the derivative liabilities related to the convertible debt we issued in December 2007 and the beneficial conversion feature and warrants related to the convertible debt we issued in April 2008. We cannot assure you that our current or potential new products will be successfully commercialized, that we will achieve significant product revenues, or that we will achieve or be able to sustain profitability in the future.
Results of Operations
Revenue for the first six months of 2008 increased to $4.0 million from $3.3 million for the same period in 2007. Research and development expenses, as a percentage of net sales, decreased to 36% during the first six months of 2008 from 53% during the same period in 2007. Selling, general and administrative expenses, as a percentage of net sales, remained steady at 44% during the first six months of 2008 and 2007. Due to the ongoing development activities of the Company, research and development expenses as a percentage of sales are expected to be higher in 2008 than they were in 2007. In addition, should we be successful in our ongoing commercialization activities related to the Quantix product line, and in achieving increased sales of our wireless probes in 2008, selling, general and administrative expenses as a percentage of sales are expected to decrease in 2008 compared to 2007.
Three Months Ended June 30, 2008 and 2007
Net Sales and Margins. Net sales, comprised primarily of sales of our gamma detection systems, increased $738,000, or 49%, to $2.3 million during the second quarter of 2008 from $1.5 million during the same period in 2007. Gross margins on net sales increased to 60% of net sales for the second quarter of 2008 compared to 54% of net sales for the same period in 2007.
The increase in net sales was the result of increased gamma detection device sales of $761,000 and increased gamma detection device extended service contract revenue of $30,000, offset by decreases of $56,000 in blood flow measurement device sales. Increased unit sales of our control units, wireless probes and accessories were partially offset by decreased unit sales of corded probes. The price at which we sell our gamma detection products to EES is based on a percentage of the global average selling price (ASP) received by EES on sales of Neoprobe products to end customers, subject to a minimum floor price. Increased unit prices of our control units and corded probes were partially offset by decreased unit prices of our wireless probes due to a decrease in the percentage of ASP received by Neoprobe following a period of initial introduction offsetting an overall increase in ASP for wireless probes.
The increase in gross margins on net product sales was due to a combination of factors including increased unit sales and prices of gamma detection control units and increased unit sales and prices of wireless probes offset by a decrease in the percentage of ASP for wireless probes received by Neoprobe. The price increases we experienced in 2008 were due in part to the current favorable impact on our sales prices to EES of the Euro to U.S. Dollar exchange rate. Gross margins in the second quarters of 2008 and 2007 were also adversely affected by inventory impairments of $5,000 and $29,000, respectively, related to our Quantix products.
Research and Development Expenses. Research and development expenses increased $23,000, or 3%, to $899,000 during the second quarter of 2008 from $875,000 during the same period in 2007. Research and development expenses in the second quarter of 2008 included approximately $561,000 in drug and therapy product development costs, $286,000 in gamma detection device development costs, and $52,000 in product design and support activities for the Quantix products. This compares to expenses of $611,000, $163,000 and $101,000 in these segment categories during the same period in 2007. The changes in each category were primarily due to (i) decreased clinical activities related to Lymphoseek due to costs of preparation for Phase 3 clinical trials in the second quarter of 2008 being lower than costs of conducting the Phase 2 clinical trials in the second quarter of 2007, (ii) development of our Model 2300 control units in 2008, and (iii) decreased product refinement activities related to our Quantix devices as we evaluate the dialysis/vascular access market, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $254,000, or 39%, to $904,000 during the second quarter of 2008 from $650,000 during the same period in 2007. The net difference was due primarily to increases in professional services and investor relations.
Other Income (Expenses). Other expenses, net increased $138,000 to $565,000 during the second quarter of 2008 from $427,000 during the same period in 2007. Interest expense, primarily related to the convertible debt agreements we completed in December 2004, July 2007, December 2007 and April 2008, increased $25,000 to $470,000 during the second quarter of 2008 from $445,000 for the same period in 2007. Of this interest expense, $195,000 and $221,000 in the second quarters of 2008 and 2007, respectively, was non-cash in nature related to the amortization of debt issuance costs and discounts resulting from the warrants, beneficial conversion features and derivative liabilities related to the convertible debt. In addition, we recorded a $113,000 increase in derivative liabilities resulting from the accounting treatment for the convertible note agreements we executed in December 2007 and April 2008.
Six Months Ended June 30, 2008 and 2007
Net Sales and Margins. Net sales, comprised primarily of sales of our gamma detection systems, increased $777,000, or 24%, to $4.0 million during the first six months of 2008 from $3.3 million during the same period in 2007. Gross margins on net sales increased to 61% of net sales for the first six months of 2008 compared to 54% of net sales for the same period in 2007.
The increase in net sales was the result of increased gamma detection device sales of $840,000 and increased gamma detection device extended service contract revenue of $58,000, offset by decreases of $123,000 in blood flow measurement device sales. Increased unit sales of our control units and wireless probes were partially offset by decreased unit sales of corded probes. Increased unit prices of our control units and corded probes were partially offset by decreased unit prices of our wireless probes due to a decrease in the percentage of ASP received by Neoprobe offsetting an overall increase in ASP for wireless probes.
The increase in gross margins on net product sales was due to a combination of factors including increased unit sales and prices of gamma detection control units and increased unit sales and prices of wireless probes offset by a decrease in the percentage of ASP for wireless probes received by Neoprobe. The price increases we experienced in 2008 were due in part to the current favorable impact on our sales prices to EES of the Euro to U.S. Dollar exchange rate.

Gross margins in the first six months of 2008 and 2007 were also adversely affected by inventory impairments of $5,000 and $46,000, respectively, related to our Quantix products.
Research and Development Expenses. Research and development expenses decreased $277,000, or 16%, to $1.5 million during the first six months of 2008 from $1.7 million during the same period in 2007. Research and development expenses in the first six months of 2008 included approximately $892,000 in drug and therapy product development costs, $451,000 in gamma detection device development costs, and $119,000 in product design and support activities for the Quantix products. This compares to expenses of $1.2 million, $377,000 and $207,000 in these segment categories during the same period in 2007. The changes in each category were primarily due to (i) decreased clinical activities related to Lymphoseek due to costs of preparation for Phase 3 clinical trials in the first six months of 2008 being lower than costs of conducting the Phase 2 clinical trials in the first six months of 2007, as well as decreased activities related to RIGScan CR, (ii) development of our wireless gamma detection probes being substantially complete in 2007, and (iii) decreased product refinement activities related to our Quantix devices as we evaluate the dialysis/vascular access market, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $346,000, or 24%, to $1.8 million during the first six months of 2008 from $1.4 million during the same period in 2007. The net difference was due primarily to increases in professional services and investor relations.
Other Income (Expenses). Other expenses, net increased $429,000 to $1.3 million during the first six months of 2008 from $845,000 during the same period in 2007. Interest expense, primarily related to the convertible debt agreements we completed in December 2004, July 2007, December 2007 and April 2008, decreased $85,000 to $802,000 during the first six months of 2008 from $887,000 for the same period in 2007. Of this interest expense, $334,000 and $431,000 in the first six months of 2008 and 2007, respectively, was non-cash in nature related to the amortization of debt issuance costs and discounts resulting from the warrants, beneficial conversion features and derivative liabilities related to the convertible debt. In addition, we recorded a $500,000 increase in derivative liabilities resulting from the accounting treatment for the convertible note agreement we executed in December 2007 and April 2008 and the related warrants to purchase our common stock, which contained certain provisions that resulted in their being treated as derivative instruments. We recorded a decrease of $15,000 in interest income related to lower interest rates partially offset by higher balances of cash and investments during the first six months of 2008 compared to the same period in 2007.
Liquidity and Capital Resources
Cash balances including short term available-for-sale securities increased to $3.7 million at June 30, 2008 from $1.5 million at December 31, 2007. The net increase resulted from proceeds from new convertible notes issued in April 2008, offset by cash used to service our debt and to fund our operations. The current ratio increased to 3.5:1 at June 30, 2008 from 2.1:1 at December 31, 2007. The increase in the current ratio was primarily due to the receipt of cash from the notes issued in April 2008.
Operating Activities. Cash used in operations decreased $325,000 to $613,000 during the first six months of 2008 compared to $938,000 during the same period in 2007.
Accounts receivable decreased to $1.1 million at June 30, 2008 from $1.6 million at December 31, 2007. The decrease was primarily a result of normal fluctuations in timing of purchases and payments by EES, including a return to normal levels of extended warranty contract sales after a pronounced increase in such sales during the fourth quarter of 2007. We expect overall receivable levels will continue to fluctuate during 2007 depending on the timing of purchases and payments by EES.
Inventory levels decreased to $1.0 million at June 30, 2008 as compared to $1.2 million at December 31, 2007. Gamma detection device materials and finished device inventory decreased as materials were converted into finished devices and sold. Blood flow measurement finished device inventories also decreased as a result of sales. During the first six months of 2007, we also recorded inventory impairment charges totaling $8,000, primarily related to our Quantix products. We expect inventory levels to remain relatively steady during 2008.

Investing Activities. Cash used in investing activities increased $212,000 to $250,000 during the first six months of 2008 compared to $38,000 during the same period in 2007. We purchased $196,000 of available-for-sale securities during the first six months of 2008. Capital expenditures during the first six months of 2008 were primarily for laboratory equipment, computers and software. Capital expenditures during the first six months of 2007 were primarily for production tools and equipment and software. We expect our overall capital expenditures for the remainder of 2008 will be approximately the same as 2007.
Financing Activities. Financing activities provided $2.8 million during the first six months of 2008 versus $320,000 used during the first six months of 2007. Proceeds from notes payable were $3.0 million during the first six months of 2008. Payments of debt issuance costs were $200,000 during the first six months of 2008. Proceeds from the issuance of common stock were $114,000 and $650,000 during the first six months of 2008 and 2007, respectively. Payments of common stock offering costs were $20,000 during the first quarter of 2007. Payments of notes payable were $107,000 and $942,000 during the first six months of 2008 and 2007, respectively.
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
In November 2006, we amended the Securities Purchase Agreements with the Great Point Funds and Mr. Bupp and modified several of the key terms in the related notes. The modified notes bore interest at 12% per annum, payable quarterly. The maturity of the notes was modified as follows: $500,000 due January 8, 2007; $1,250,000 due July 9, 2007; $1,750,000 due January 7, 2008; $2,000,000 due July 7, 2008 and the remaining $2,600,000 due January 7, 2009. We were also required to make mandatory repayments of principal to the Great Point Funds under certain circumstances such as asset dispositions, partnering transactions and sales of equity. During 2007, we made $625,000 of such mandatory repayments that were applied against future scheduled principal payments. In exchange for the increased interest rate and accelerated principal repayment schedule, the note holders eliminated the financial covenants under the original notes and eliminated certain conversion price adjustments from the original notes related to sales of equity securities by Neoprobe. In addition, Neoprobe was allowed to make optional prepayments to the Great Point Funds by giving them 10 business days notice during which time the note holders could decide to convert the notes into our common stock. The new notes remained freely convertible into shares of our common stock at a price of $0.40 per share. We could force conversion of the notes prior to their stated maturity under certain circumstances. The convertible promissory note issued to Mr. Bupp in connection with this transaction had an outstanding principal amount of $0 on June 30, 2008 as a result of being refinanced on December 26, 2007. We made interest payments due under the note to Mr. Bupp totaling $11,868 during the fiscal year ended December 31, 2007.
We applied $5,725,000 from the proceeds of our issuance of a Series A Convertible Senior Secured Promissory Note and Series W warrants pursuant to the Securities Purchase Agreement, dated December 26, 2007, between the Company and Platinum-Montaur Life Sciences, LLC (Montaur), as described below, to the complete repayment of our outstanding obligations under the Replacement Series A Convertible Promissory Notes issued to the Great Point Funds and Mr. Bupp. We applied an additional $675,000 from the proceeds of our issuance of the Series A Note and Series W warrants to Montaur to the redemption of 10,000,000 Series T warrants to purchase our common stock at an exercise price of

$0.46 per share, issued to the Great Point Funds. In connection with the consummation of the Securities Purchase Agreement with Montaur and the Security Agreement, dated December 26, 2007, by and between Neoprobe and Mr. Bupp and certain members of his family, as described below, Mr. Bupp agreed to the cancellation of 125,000 Series T warrants to purchase our common stock at an exercise price of $0.46 per share, without additional consideration to Mr. Bupp other than that discussed below. The combined events retired all of the Series T warrants issued to the Great Point Funds and Mr. Bupp.
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
In connection with the consummation of the Securities Purchase Agreement with Montaur discussed below, the term of the Bupp Note was extended to December 27, 2011 (one day following the maturity date of the Series A and Series B Convertible Senior Secured Promissory Notes issued to Montaur). In consideration for the Bupp Investors’ agreement to extend the term of the Bupp Note pursuant to an Amendment to the Bupp Purchase Agreement, dated December 26, 2007, we agreed to provide security for the obligations evidenced by the Amended 10% Convertible Note in the principal amount of $1,000,000, due December 27, 2011, executed by Neoprobe in favor of the Bupp Investors (the Amended Bupp Note), under the terms of a Security Agreement, dated December 26, 2007, by and between Neoprobe and the Bupp Investors (the Bupp Security Agreement). This security interest is subordinate to the security interest of Montaur. As further consideration for extending the term of the Bupp Note, we issued the Bupp Investors an additional 500,000 Series V warrants to purchase our common stock at an exercise price of $0.32 per share, expiring in December 2012. The Amended Bupp Note had an outstanding principal amount of $1.0 million on June 30, 2008, and an outstanding principal amount of $1.0 million as of August 8, 2008.
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
Revenue Recognition Related to Net Sales. We currently generate revenue primarily from sales of our gamma detection products; however, sales of blood flow measurement products constituted approximately 3% of total revenues for the first six months of 2008. Our standard shipping terms are FOB shipping point, and title and risk of loss passes to the customer upon delivery to a common carrier. We generally recognize sales revenue related to sales of our products when the products are shipped and the earnings process has been completed. However, in cases where product is shipped but the earnings process is not yet completed, revenue is deferred until it has been determined that the earnings process has been completed. Our customers have no right to return products purchased in the ordinary course of business.
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
Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base these estimates and assumptions upon historical experience and existing, known circumstances. Actual results could differ from those estimates. Specifically, management may make significant estimates in the following areas:
•	Stock-Based Compensation. We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. Compensation cost arising from stock-based awards is recognized as expense using the straight-line method over the vesting period. We use the Black-Scholes option pricing model to value share-based payments. The valuation assumptions used have not changed from those used under SFAS No. 123.

•	Inventory Valuation. We value our inventory at the lower of cost (first-in, first-out method) or market. Our valuation reflects our estimates of excess, slow moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. Write-offs are recorded when product is removed from saleable inventory. We review inventory on hand at least quarterly and record provisions for excess and obsolete inventory based on several factors, including current assessment of future product demand, anticipated release of new products into the market, historical experience and product expiration. Our industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of product approvals, variability in product launch strategies, product recalls and variation in product utilization all impact the estimates related to excess and obsolete inventory.

•	Impairment or Disposal of Long-Lived Assets. We account for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of June 30, 2008, the most significant long-lived assets on our balance sheet relate to assets recorded in connection with the acquisition of Cardiosonix. The recoverability of these assets is based on the financial projections and models related to the future sales success of Cardiosonix’ products. As such, these assets could be subject to significant adjustment should the Cardiosonix technology not be successfully commercialized or the sales amounts in our current projections not be realized.

•	Product Warranty. We warrant our products against defects in design, materials, and workmanship generally for a period of one year from the date of sale to the end customer. Our accrual for warranty expenses is adjusted periodically to reflect actual experience. EES also reimburses us for a portion of warranty expense incurred based on end customer sales they make during a given fiscal year.

•	Fair Value of Derivative Liabilities. We account for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Derivative instruments embedded in contracts, to the extent not already a free-standing contract, are required to be bifurcated from the debt instrument and accounted for separately. All derivatives are recorded on the consolidated balance sheet at fair value. In accordance with SFAS No. 133, the conversion option and two put options embedded in the Series A Note issued in December 2007 were considered derivative instruments and were required to be bifurcated from the debt instrument and accounted for separately. In addition, in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the Series W warrants issued in connection with the Series A Note were accounted for as a liability due to the existence of certain provisions in the instrument. As a result, we recorded a total aggregate derivative liability of $2.6 million on the date of issuance of the note. The fair value of the Series W warrants was determined using the Black-Scholes option pricing model. Changes in the fair value of the derivative liabilities are recorded in the consolidated statement of operations. As of December 31, 2007, the derivative liabilities had a fair value of $1.60 million and $1.25 million for the conversion and put options and the warrants, respectively.

On March 14, 2008, Neoprobe and Montaur executed amendments to the Series A Note and the Series W warrants. The amendments eliminated certain minor cash-based penalty provisions in the Series A Note and Series W warrants which entitled the holders to different compensation than our common shareholders under certain circumstances and qualifying Triggering Events.

The provisions that were eliminated and/or modified were the provisions that led to the derivative accounting treatment for the embedded conversion option in the Series A Note and the Series W warrants. Because the value of our stock increased between December 31, 2007, our year end, and March 14, 2008, the effect of marking the conversion option and warrant liabilities to “market” at March 14, 2008 resulted in an increase in the estimated fair value of the conversion option and warrant liabilities of $381,000 which was recorded as non-cash expense during the first quarter of 2008. The estimated fair value of the conversion option and warrant liabilities of $2.9 million was reclassified to additional paid-in capital during the first quarter of 2008. The effect of marking the put option liabilities related to the Series A Note to “market” at March 31, 2008 resulted in an increase in the estimated fair value of the put option liabilities of $5,000 which was recorded as non-cash expense during the first quarter of 2008. In addition, the effect of marking the put option liabilities to “market” at June 30, 2008 resulted in an increase in the estimated fair value of the put option liabilities of $75,000 which was recorded as non-cash expense during the second quarter of 2008. The estimated fair value of the put option liabilities related to the Series A Note of $390,000 remained classified as derivative liabilities as of June 30, 2008.

The two put options embedded in the Series B Note issued in April 2008 were also considered derivative instruments and were required to be bifurcated from the debt instrument and accounted for separately. The fair value of the bifurcated put options was approximately $258,000 on the date of issuance. Changes in the fair value of the derivative liabilities are recorded in the consolidated statement of operations. The effect of marking the put option liabilities related to the Series B Note to “market” at June 30, 2008 resulted in an increase in the estimated fair value of the put option liabilities of $38,000 which was recorded as non-cash expense during the second quarter of 2008. The estimated fair value of the put option liabilities related to the Series B Note of $296,000 remained classified as derivative liabilities as of June 30, 2008.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of June 30, 2008. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and (ii) the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were designed to provide reasonable assurance of achieving those objectives and were effective at that reasonable assurance level.
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
Changes in Control Over Financial Reporting
During the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	During the three-month period ended June 30, 2008, certain placement agents who received warrants to purchase our common stock in connection with a November 2003 financing exercised a total of 253,261 warrants on a cashless basis in exchange for issuance of 164,237 shares of our common stock. The issuances of the shares and warrants to the placement agents were exempt from registration under Sections 4(2) and 4(6) of the Securities Act and Regulation D.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	Neoprobe Corporation held its Annual Meeting of Stockholders on June 26, 2008, to elect three directors and to increase the number of shares of common stock issuable under the Amended and Restated 2002 Stock Incentive Plan.

(b)	At the Annual Meeting of Stockholders, Carl J. Aschinger, Jr., Owen E. Johnson, M.D. and Fred B. Miller were elected. The terms of office as director continued after the meeting for Reuven Avital, Kirby I. Bland, M.D., David C. Bupp and J. Frank Whitley, Jr.

(c)	The following table shows the voting tabulation for the election of directors.

ACTION	FOR	WITHHELD
Election of Directors:
Carl J. Aschinger, Jr.	60,505,229	264,922
Owen E. Johnson, M.D.	60,199,213	570,938
Fred B. Miller	59,652,351	1,117,800
(d)	At the Annual Meeting of Stockholders, the 2002 Stock Incentive Plan was amended to increase the number of shares of common stock issuable under the plan from 5,000,000 to 7,000,000 shares.

(e)	The following table shows the voting tabulation for the amendment of the 2002 Stock Incentive Plan.

ACTION	FOR	AGAINST	ABSTAIN
Amend the 2002 Stock Incentive Plan	11,032,043	3,360,215	419,515

Item 6. Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

*	Filed herewith.
Items 1, 3 and 5 are not applicable and have been omitted. There are no material changes in Item 1A from the corresponding item reported in the Company’s Form 10-K for the year ended December 31, 2007, and has therefore been omitted.
SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEOPROBE CORPORATION (the Company) Dated: August 14, 2008

By:	/s/ David C. Bupp

David C. Bupp
President and Chief Executive Officer
(duly authorized officer; principal executive officer)

By:	/s/ Brent L. Larson

Brent L. Larson
Vice President, Finance and Chief Financial Officer
(principal financial and accounting officer)