Form 10-Q
period 2008-09-30
NEOPROBE CORP
filed 2008-11-14
CIK 810509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes☑ No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act.)      Yes ☐ No☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 69,787,540 shares of common stock, par value $.001 per share (as of the close of business on November 7, 2008).

NEOPROBE CORPORATION and SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets

	September 30,
	2008	December 31,
	(unaudited)	2007
ASSETS

Current assets:
Cash	$2,599,816	$1,540,220
Accounts receivable, net	1,315,937	1,621,910
Inventory	786,140	1,237,403
Prepaid expenses and other	205,990	247,035

Total current assets	4,907,883	4,646,568

Property and equipment	2,028,569	1,918,343
Less accumulated depreciation and amortization	1,654,604	1,630,740

	373,965	287,603

Patents and trademarks	3,030,399	3,016,783
Acquired technology	237,271	237,271

	3,267,670	3,254,054
Less accumulated amortization	1,823,202	1,652,912

	1,444,468	1,601,142

Other assets	623,140	527,634

Total assets	$7,349,456	$7,062,947

Continued

Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets, continued

	September 30,
	2008	December 31,
	(unaudited)	2007
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$698,615	$778,085
Accrued liabilities and other	912,645	801,949
Capital lease obligations, current portion	12,207	14,592
Deferred revenue, current portion	491,742	451,512
Notes payable to finance companies	—	124,770

Total current liabilities	2,115,209	2,170,908

Capital lease obligations, net of current portion	12,813	2,422
Deferred revenue, net of current portion	501,772	623,640
Notes payable to CEO, net of discounts of $81,407 and $95,786, respectively	918,593	904,214
Notes payable to investors, net of discounts of $5,158,353 and $2,600,392, respectively	4,841,647	4,399,608
Derivative liabilities	627,223	2,853,476
Other liabilities	47,352	52,273

Total liabilities	9,064,609	11,006,541

Commitments and contingencies

Stockholders’ deficit:
Preferred stock; $.001 par value; 5,000,000 shares authorized at September 30, 2008 and December 31, 2008; none issued and outstanding	—	—
Common stock; $.001 par value; 150,000,000 shares authorized; 69,787,540 and 67,240,030 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	69,787	67,240
Additional paid-in capital	142,927,031	136,765,697
Accumulated deficit	(144,711,971)	(140,776,531)

Total stockholders’ deficit	(1,715,153)	(3,943,594)

Total liabilities and stockholders’ deficit	$7,349,456	$7,062,947

See accompanying notes to consolidated financial statements

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$1,800,266	$1,985,049	$5,838,083	$5,245,799
Cost of goods sold	692,817	836,436	2,259,494	2,325,772

Gross profit	1,107,449	1,148,613	3,578,589	2,920,027

Operating expenses:
Research and development	1,810,929	548,455	3,273,344	2,287,600
Selling, general and administrative	812,752	690,206	2,592,044	2,123,075

Total operating expenses	2,623,681	1,238,661	5,865,388	4,410,675

Loss from operations	(1,516,232)	(90,048)	(2,286,799)	(1,490,648)

Other income (expenses):
Interest income	18,843	12,601	47,933	56,858
Interest expense	(456,686)	(862,762)	(1,258,500)	(1,749,609)
Change in derivative liabilities	59,415	—	(440,773)	—
Other	4,070	(1,569)	2,699	(3,918)

Total other expenses, net	(374,358)	(851,730)	(1,648,641)	(1,696,669)

Net loss	$(1,890,590)	$(941,778)	$(3,935,440)	$(3,187,317)

Net loss per common share:
Basic	$(0.03)	$(0.01)	$(0.06)	$(0.05)
Diluted	$(0.03)	$(0.01)	$(0.06)	$(0.05)

Weighted average shares outstanding:
Basic	68,758,281	63,756,043	68,191,889	61,687,077
Diluted	68,758,281	63,756,043	68,191,889	61,687,077
See accompanying notes to consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statement of Stockholders’ Deficit
(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2007	67,240,030	$67,240	$136,765,697	$(140,776,531)	$(3,943,594)

Issued restricted stock to employees	450,000	450	—	—	450
Issued stock to investor advisory services firms	52,500	52	34,348	—	34,400
Issued stock to 401(k) plan at $0.28	114,921	115	29,916	—	30,031
Issued stock upon exercise of warrants	1,745,089	1,745	168,061	—	169,806
Issued stock upon exercise of options	185,000	185	61,715	—	61,900
Paid common stock issuance costs	—	—	(900)	—	(900)
Issued warrants to purchase common stock	—	—	1,342,458	—	1,342,458
Effect of beneficial conversion feature of convertible promissory note	—	—	1,443,845	—	1,443,845
Reclassified derivative liabilities	—	—	2,924,994	—	2,924,994
Stock compensation expense	—	—	156,897	—	156,897
Net loss	—	—	—	(3,935,440)	(3,935,440)

Balance, September 30, 2008	69,787,540	$69,787	$142,927,031	$(144,711,971)	$(1,715,153)

See accompanying notes to consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,935,440)	$(3,187,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	302,904	306,143
Amortization of debt discount and debt offering costs	515,056	1,077,365
Provision for bad debts	699	962
Stock compensation expense	156,897	77,608
Change in derivative liabilities	440,773	—
Other	111,295	34,020
Changes in operating assets and liabilities:
Accounts receivable	305,274	(142,326)
Inventory	323,957	53,896
Prepaid expenses and other assets	111,229	154,489
Accounts payable	(79,470)	112,662
Accrued liabilities and other liabilities	105,775	339,099
Deferred revenue	(81,638)	(54,825)

Net cash used in operating activities	(1,722,689)	(1,228,224)

Cash flows from investing activities:
Purchases of available-for-sale securities	(196,000)	—
Maturities of available-for-sale securities	196,000	—
Purchases of property and equipment	(97,673)	(36,872)
Proceeds from sales of property and equipment	120	—
Patent and trademark costs	(13,616)	(5,889)

Net cash used in investing activities	(111,169)	(42,761)

Cash flows from financing activities:
Proceeds from issuance of common stock	232,156	1,300,000
Payment of stock offering costs	(900)	(21,510)
Proceeds from notes payable	3,000,000	1,000,000
Payment of debt issuance costs	(200,154)	(67,833)
Payment of notes payable	(124,770)	(2,211,926)
Payments under capital leases	(12,878)	(11,300)

Net cash provided by (used in) financing activities	2,893,454	(12,569)

Net increase (decrease) in cash	1,059,596	(1,283,554)

Cash, beginning of period	1,540,220	2,502,655

Cash, end of period	$2,599,816	$1,219,101

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(unaudited)
1.	Summary of Significant Accounting Policies
a.	Basis of Presentation: The information presented as of September 30, 2008 and for the three-month and nine-month periods ended September 30, 2008 and September 30, 2007 is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Neoprobe Corporation (Neoprobe, the Company, or we) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The results for the interim periods are not necessarily indicative of results to be expected for the year. The consolidated financial statements should be read in conjunction with Neoprobe’s audited consolidated financial statements for the year ended December 31, 2007, which were included as part of our Annual Report on Form 10-K.

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
Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2 — Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and
Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
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

The following tables set forth by level financial liabilities measured at fair value on a recurring basis.
Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2008

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	September 30,
Description	(Level 1)	(Level 2)	(Level 3)	2008
Liabilities:
Derivative liabilities related to warrants	$—	$—	$—	$—
Derivative liabilities related to conversion and put options	—	—	627,223	627,223

Total derivative liabilities	$—	$—	$627,223	$627,223

Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2007

	Quoted Prices
	in Active
	Markets for	Significant
	Identical	Other	Significant
	Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2007
Liabilities:
Derivative liabilities related to warrants	$—	$1,254,404	$—	$1,254,404
Derivative liabilities related to conversion and put options	—	—	1,599,072	1,599,072

Total derivative liabilities	$—	$1,254,404	$1,599,072	$2,853,476

The following table sets forth a summary of changes in the fair value of our Level 3 liabilities for the three-month period ended September 30, 2008:

			Purchases,
	Balance at		Issuances	Transfers In	Balance at
	June 30,	Unrealized	and	and/or (Out)	September 30,
Description	2008	Gains	Settlements	(See Note 9)	2008
Derivative liabilities related to conversion and put options	$686,638	$(59,415)	$—	$—	$627,223

Total derivative liabilities	$686,638	$(59,415)	$—	$—	$627,223

The following table sets forth a summary of changes in the fair value of our Level 2 and Level 3 liabilities for the nine-month period ended September 30, 2008:

			Purchases,
	Balance at		Issuances	Transfers In	Balance at
	December 31,	Unrealized	and	and/or (Out)	September 30,
Description	2007	Losses	Settlements	(See Note 9)	2008
Derivative liabilities related to warrants	$1,254,404	$270,654	$—	$(1,525,058)	$—
Derivative liabilities related to conversion and put options	1,599,072	170,119	257,968	(1,399,936)	627,223

Total derivative liabilities	$2,853,476	$440,773	$257,968	$(2,924,994)	$627,223

Nonfinancial Assets and Liabilities Subject to FSP FAS 157-2 Deferral Provisions

We will apply the fair value measurement and disclosure provisions of SFAS No. 157 effective January 1, 2009 to nonfinancial assets and liabilities measured on a nonrecurring basis. We measure the fair value of (1) long-lived assets and (2) intangible assets on a nonrecurring basis.
3.	Stock-Based Compensation

At September 30, 2008, we have three stock-based compensation plans. Under the Amended and Restated Stock Option and Restricted Stock Purchase Plan (the Amended Plan), the 1996 Stock Incentive Plan (the 1996 Plan), and the Second Amended and Restated 2002 Stock Incentive Plan (the 2002 Plan), we may grant incentive stock options, nonqualified stock options, and restricted stock awards to full-time employees, and nonqualified stock options and restricted awards may be granted to our consultants and agents. Total shares authorized under each plan are 2 million shares, 1.5 million shares and 7 million shares, respectively. Although options are still outstanding under the Amended Plan and the 1996 Plan, these plans are considered expired and no new grants may be made from them. Under all three plans, the exercise price of each option is greater than or equal to the closing market price of our common stock on the date of the grant.

Options granted under the Amended Plan, the 1996 Plan and the 2002 Plan generally vest on an annual basis over one to three years. Outstanding options under the plans, if not exercised, generally expire ten years from their date of grant or 90 days from the date of an optionee’s separation from employment with the Company.

Compensation cost arising from stock-based awards is recognized as expense using the straight-line method over the vesting period. As of September 30, 2008, there was approximately $231,000 of total unrecognized compensation cost related to unvested stock-based awards, which we expect to recognize over remaining weighted average vesting terms of 0.7 years. For the three-month periods ended September 30, 2008 and 2007, our total stock-based compensation expense was approximately $63,000 and $10,000, respectively. For the nine-month periods ended September 30, 2008 and 2007, our total stock-based compensation expense was approximately $157,000 and $78,000, respectively. We have not recorded any income tax benefit related to stock-based compensation in any of the three-month and nine-month periods ended September 30, 2008 and 2007.

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

A summary of stock option activity under our stock option plans as of September 30, 2008, and changes during the nine-month period then ended is presented below:

	Nine Months Ended September 30, 2008
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Outstanding at beginning of period	5,495,473	$0.42
Granted	576,000	$0.42
Exercised	(185,000)	$0.33
Forfeited	—	—
Expired	(266,973)	$1.02

Outstanding at end of period	5,619,500	$0.40	5.6 years	—

Exercisable at end of period	4,730,167	$0.40	5.0 years	—

A summary of the status of our restricted stock as of September 30, 2008, and changes during the nine-month period then ended is presented below:

Nine Months Ended
September 30, 2008
Weighted
Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding at beginning of period	—	—
Granted	450,000	$0.36
Vested	—	—
Forfeited	—	—
Expired	—	—

Outstanding at end of period	450,000	$0.36

4.	Comprehensive Loss

We had no accumulated other comprehensive loss activity during the three-month and nine-month periods ended September 30, 2008 or 2007.

5.	Earnings Per Share

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

	Three Months Ended		Three Months Ended
	September 30, 2008		September 30, 2007
	Basic	Diluted	Basic	Diluted
	Earnings	Earnings	Earnings	Earnings
	Per Share	Per Share	Per Share	Per Share
Outstanding shares	69,787,540	69,787,540	65,084,134	65,084,134
Effect of weighting changes in outstanding shares	(579,259)	(579,259)	(1,328,091)	(1,328,091)
Contingently issuable shares	(450,000)	(450,000)	—	—

Adjusted shares	68,758,281	68,758,281	63,756,043	63,756,043

	Nine Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2007
	Basic	Diluted	Basic	Diluted
	Earnings	Earnings	Earnings	Earnings
	Per Share	Per Share	Per Share	Per Share
Outstanding shares	69,787,540	69,787,540	65,084,134	65,084,134
Effect of weighting changes in outstanding shares	(1,145,651)	(1,145,651)	(3,397,057)	(3,397,057)
Contingently issuable shares	(450,000)	(450,000)	—	—

Adjusted shares	68,191,889	68,191,889	61,687,077	61,687,077

There is no difference in basic and diluted loss per share related to the three-month and nine-month periods ended September 30, 2008 and 2007. The net loss per common share for these periods excludes the effects of 49,799,546 and 40,354,155 common share equivalents, respectively, since such inclusion would be anti-dilutive. The excluded shares consist of restricted stock and common shares issuable upon exercise of outstanding stock options and warrants, or upon the conversion of convertible debt.

6.	Inventory

From time to time, we capitalize certain inventory costs associated with our Lymphoseek® product prior to regulatory approval and product launch based on management’s judgment of probable future commercial use and net realizable value of the inventory. We could be required to permanently write down previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors. Conversely, our gross margins may be favorably impacted if some or all of the inventory previously written down becomes available for commercial use and is used for commercial sale. During the nine-month period ended September 30 2007, we capitalized $150,000 associated with our Lymphoseek product. During the nine-month period ended September 30, 2008, we wrote off $153,000 of previously capitalized Lymphoseek inventory due to changes in our projections of the probability of future commercial use for the specific units previously capitalized.

The components of inventory are as follows:

	September 30,
	2008	December 31,
	(unaudited)	2007
Materials and component parts	$385,914	$471,753
Work-in-process	—	151,741
Finished goods	400,226	613,909

Total	$786,140	$1,237,403

7.	Intangible Assets

The major classes of intangible assets are as follows:

	September 30, 2008			December 31, 2007
	Wtd	Gross		Gross	Accumulated
	Avg	Carrying	Accumulated	Carrying	Amortization
	Life	Amount	Amortization	Amount
Patents and trademarks	8.1 yrs	$3,030,399	$1,594,358	$3,016,783	$1,449,350
Acquired technology	0.3 yrs	237,271	228,844	237,271	203,562

Total		$3,267,670	$1,823,202	$3,254,054	$1,652,912

The estimated amortization expense for the next five fiscal years is as follows:

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

The activity in the warranty reserve account for the three-month and nine-month periods ended September 30, 2008 and 2007 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Warranty reserve at beginning of period	$87,679	$90,176	$115,395	$44,858
Provision for warranty claims and changes in reserve for warranties	3,932	39,911	13,894	111,817
Payments charged against the reserve	(18,816)	(12,791)	(56,494)	(39,379)

Warranty reserve at end of period	$72,795	$117,296	$72,795	$117,296

9.	Notes Payable

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

In July 2007, David C. Bupp, our President and CEO, and certain members of his family (the Bupp Investors) purchased a $1.0 million convertible note (the Bupp Note) and warrants. The note bears interest at 10% per annum, had an original term of one year and is repayable in whole or in part with no penalty. The note is convertible, at the option of the Bupp Investors, into shares of our common stock at a price of $0.31 per share, a 25% premium to the average closing market price of our common stock for the 5 days preceding the closing of the transaction. As part of this transaction, we issued the Bupp Investors 500,000 Series V warrants to purchase our common stock at an exercise price of $0.31 per share, expiring in July 2012. The fair value of the warrants issued to the investors was approximately $80,000 on the date of issuance and was determined using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 4.95%, volatility of 105% and no expected dividend rate. The value of the beneficial conversion feature of the note was estimated at $86,000 based on the effective conversion price at the date of issuance. The fair value of the warrants issued to the investors and the value of the beneficial conversion feature were recorded as discounts on the note. We incurred $43,000 of costs related to completing the Bupp financing, which were recorded in other assets. The discounts and the deferred debt issuance costs were being amortized over the term of the note using the effective interest method.

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

Under the terms of the original Registration Rights Agreement, dated December 26, 2007, we agreed to file a registration statement with the Commission registering the shares of common stock underlying the Notes, the Preferred Stock and the Warrants issued to Montaur pursuant to the Montaur Purchase Agreement. On April 16, 2008, we entered into the Second Amendment to Registration Rights Agreement (the Second Amendment), pursuant to which Montaur agreed to limit our registration obligations to (a) the shares of common stock issuable upon conversion of the Series B Note; (b) the shares of common stock issuable upon exercise of the Series W and X Warrants; and (c) 3,500,000 shares of common stock issuable as interest on the Montaur Notes. On July 10, 2008, we entered into a Third Amendment to Registration Rights Agreement (the Third Amendment), pursuant to which Montaur agreed to further limit our registration obligations to: (a) the shares of common stock issuable upon conversion of the Series B Note; (b) the shares of common stock issuable upon exercise of the Series X Warrants; and (c) 3,500,000 shares of common stock issuable as interest on the Montaur Notes. Additionally, pursuant to the terms of the Registration Rights Agreement, as amended by the Second Amendment and Third Amendment, we agreed that: (a) within thirty-five (35) days following the Third Closing Date (as that term is defined in the Montaur Purchase Agreement) we will prepare and file with the Commission an additional “resale” registration statement providing for the resale of (in the following order of priority): (i) the shares of common stock issuable upon the conversion of the Preferred Shares; (ii) the shares of common stock issuable upon exercise of the Series Y Warrant; and (iii) shares of common stock issuable as dividends on the Preferred Shares, for an offering to be made on a continuous basis pursuant to Rule 415, and (b) within thirty-five (35) days of a receipt by the written request of the Holder therefore, we will prepare and file with the Commission an additional “resale” Registration Statement providing for the resale of the shares of common stock issuable upon the conversion of the Series A Note, and the shares of common stock issuable upon the exercise of the Series W Warrant.
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

On March 14, 2008, Neoprobe and Montaur executed amendments to the Series A Note and the Series W warrants. The amendments eliminated certain minor cash-based penalty provisions in the Series A Note and Series W warrants which entitled the holders to different compensation than our common shareholders under certain circumstances and qualifying Triggering Events. The provisions that were eliminated and/or modified were the provisions that led to the derivative accounting treatment for the embedded conversion option in the Series A Note and the Series W warrants. Because the value of our stock increased between December 31, 2007, our year end, and March 14, 2008, the effect of marking the conversion option and warrant liabilities to “market” at March 14, 2008 resulted in an increase in the estimated fair value of the conversion option and warrant liabilities of $381,000 which was recorded as non-cash expense during the first quarter of 2008. The estimated fair value of the conversion option and warrant liabilities of $2.9 million was reclassified to additional paid-in capital during the first quarter of 2008 as a result of the amendments. The effect of marking the put option liabilities related to the Series A Note to “market” at March 31, June 30, and September 30, 2008 resulted in a net increase in the estimated fair value of the put option liabilities of $43,000 which was recorded as non-cash expense during the first nine months of 2008. The estimated fair value of the put option liabilities related to the Series A Note of $353,000 remained classified as derivative liabilities as of September 30, 2008.

The initial aggregate fair value of the conversion option and the put options related to the Series A Note and the fair value of the Series W warrants of $2.6 million were recorded as a discount on the note and are being amortized over the term of the note using the effective interest method. During the first nine months of 2008, we recorded interest expense of $403,000 related to the amortization of the debt discount. We incurred $510,000 of costs related to completing the initial Montaur financing, which were recorded in other assets on the consolidated balance sheet. The deferred financing costs are being amortized using the effective interest method over the term of the note. During the first nine months of 2008, we recorded interest expense of $79,000 related to the amortization of the deferred financing costs.

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

The fair value of the Series X warrants was approximately $1.28 million on the date of issuance and was determined using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 2.6%, volatility of 95% and no expected dividend rate. The value of the beneficial conversion feature of the Series B Note was estimated at $1.44 million based on the effective conversion price at the date of issuance. The fair value of the warrants issued to the investors and the value of the beneficial conversion feature were recorded as discounts on the notes and are being amortized over the term of the notes using the effective interest method. The two put options were considered derivative instruments and were required to be bifurcated from the Series B Note and accounted for separately. The fair value of the bifurcated put options was approximately $258,000 on the date of issuance. Changes in the fair value of the derivative liabilities are recorded in the consolidated statement of operations. The effect of marking the put option liabilities related to the Series B Note to “market” at June 30 and September 30, 2008 resulted in a net increase in the estimated fair value of the put option liabilities of $16,000 which was recorded as non-cash expense during the first nine months of 2008. The estimated fair value of the put option liabilities related to the Series B Note of $274,000 remained classified as derivative liabilities as of September 30, 2008.

The initial aggregate fair value of the beneficial conversion feature and put options related to the Series B Note, and the fair value of the Series X warrants of $2.98 million were recorded as a discount on the note and are being amortized over the term of the note using the effective interest method. During the second and third quarters of 2008, we recorded interest expense of $18,000 related to the amortization of the debt discount. We incurred $188,000 of costs related to completing the second Montaur financing, which were recorded in other assets on the consolidated balance sheet. The deferred financing costs are being amortized using the effective interest method over the term of the note. During the second and third quarters of 2008, we recorded interest expense of $1,000 related to the amortization of the deferred financing costs.

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

10.	Stock Warrants

During the first nine months of 2008, David C. Bupp, our President and CEO, exercised 375,000 Series Q warrants in exchange for issuance of 375,000 shares of our common stock, resulting in gross proceeds of $48,750. In addition, an outside investor exercised 500,000 Series Q warrants in exchange for issuance of 500,000 shares of our common stock, resulting in gross proceeds of $65,000. Also during the first nine months of 2008, another outside investor exercised a total of 200,200 Series R warrants in exchange for issuance of 200,200 shares of our common stock, resulting in gross proceeds of $56,056. In addition, certain outside investors exercised a total of 1,354,349 Series R warrants and 644,565 Series S warrants on a cashless basis in exchange for issuance of 669,889 shares of our common stock.

At September 30, 2008, there are 19.2 million warrants outstanding to purchase our common stock. The warrants are exercisable at prices ranging from $0.28 to $0.50 per share with a weighted average exercise price of $0.39 per share.
11.	Income Taxes

Effective January 1, 2007, we adopted Financial Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. No adjustment was made to the beginning retained earnings balance as the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility. As a result, no liability for uncertain tax positions was recorded as of September 30, 2008. Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense.

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

The information in the following table is derived directly from each reportable segment’s financial reporting.

		Blood	Drug and
($ amounts in thousands)	Oncology	Flow	Therapy
Three Months Ended September 30, 2008	Devices	Devices	Products	Corporate	Total

Net sales:
United States[1]	$1,630	$26	$—	$—	$1,656
International	85	59	—	—	144
Research and development expenses	272	65	1,474	—	1,811
Selling, general and administrative expenses, excluding depreciation and amortization[2]	7	44	—	658	709
Depreciation and amortization	32	59	1	12	104
Income (loss) from operations[3]	763	(134)	(1,475)	(670)	(1,516)
Other income (expenses)[4]	—	—	—	(374)	(374)

Total assets, net of depreciation and amortization:
United States operations	1,796	584	26	3,534	5,940
Israeli operations (Cardiosonix Ltd.)	—	1,409	—	—	1,409
Capital expenditures	2	—	—	51	53

		Blood	Drug and
($ amounts in thousands)	Oncology	Flow	Therapy
Three Months Ended September 30, 2007	Devices	Devices	Products	Corporate	Total

Net sales:
United States[1]	$1,935	$—	$—	$—	$1,935
International	12	38	—	—	50
Research and development expenses	152	86	310	—	548
Selling, general and administrative expenses, excluding depreciation and amortization[2]	—	—	—	592	592
Depreciation and amortization	23	65	—	10	98
Income (loss) from operations[3]	955	(133)	(310)	(602)	(90)
Other income (expenses)[4]	—	—	—	(852)	(852)

Total assets, net of depreciation and amortization:
United States operations	1,916	667	187	1,662	4,432
Israeli operations (Cardiosonix Ltd.)	—	1,620	—	—	1,620
Capital expenditures	—	—	—	1	1

		Blood	Drug and
($ amounts in thousands)	Oncology	Flow	Therapy
Nine Months Ended September 30, 2008	Devices	Devices	Products	Corporate	Total

Net sales:
United States[1]	$5,513	$32	$—	$—	$5,545
International	117	176	—	—	293
Research and development expenses	718	189	2,366	—	3,273
Selling, general and administrative expenses, excluding depreciation and amortization[2]	8	152	—	2,130	2,289
Depreciation and amortization	86	184	1	32	303
Income (loss) from operations[3]	2,694	(452)	(2,367)	(2,161)	(2,287)
Other income (expenses)[4]	—	—	—	(1,649)	(1,649)

Total assets, net of depreciation and amortization:
United States operations	1,796	584	26	3,534	5,940
Israeli operations (Cardiosonix Ltd.)	—	1,409	—	—	1,409
Capital expenditures	4	—	18	76	98

		Blood	Drug and
($ amounts in thousands)	Oncology	Flow	Therapy
Nine Months Ended September 30, 2007	Devices	Devices	Products	Corporate	Total

Net sales:
United States[1]	$4,825	$160	$—	$—	$4,985
International	136	125	—	—	261
Research and development expenses	532	291	1,465	—	2,288
Selling, general and administrative expenses, excluding depreciation and amortization[2]	—	—	—	1,817	1,817
Depreciation and amortization	74	197	—	35	306
Income (loss) from operations[3]	2,206	(380)	(1,465)	(1,852)	(1,491)
Other income (expenses)[4]	—	—	—	(1,697)	(1,697)

Total assets, net of depreciation and amortization:
United States operations	1,916	667	187	1,662	4,432
Israeli operations (Cardiosonix Ltd.)	—	1,620	—	—	1,620
Capital expenditures	16	9	—	12	37

[1]	All sales to EES are made in the United States. EES distributes the product globally through its international affiliates.

[2]	Selling, general and administrative expenses, excluding depreciation and amortization, represent expenses that relate to the general administration of the Company and as such are not currently allocated to our individual reportable segments.

[3]	Income (loss) from operations does not reflect the allocation of selling, general and administrative expenses, excluding depreciation and amortization, to the operating segments.

[4]	Amounts consist primarily of interest income and interest expense which are not currently allocated to our individual reportable segments.
13.	Supplemental Disclosure for Statements of Cash Flows

During the nine-month periods ended September 30, 2008 and 2007, we paid interest aggregating $753,000 and $457,000, respectively. During the nine-month periods ended September 30, 2008 and 2007, we transferred $127,000 and $76,000, respectively, of inventory to fixed assets related to the creation and maintenance of a pool of service loaner equipment. During the nine-month period ended September 30, 2008, we purchased equipment under a capital lease totaling $20,000. During the nine-month periods ended September 30, 2008 and 2007, we issued 114,921 and 107,313 shares of common stock, respectively, as matching contributions to our 401(k) Plan.

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
Product Line Overview
This Overview section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Our financial performance is highly dependent on our ability to continue to generate income and cash flow from our medical device product lines. We cannot assure you that we will achieve the volume of sales anticipated, or if achieved, that the margin on such sales will be adequate to produce positive operating cash flow.
We believe that the future prospects for Neoprobe continue to improve as we make progress in all of our key growth areas. We continue to expect revenue from our gamma device line to continue to provide a strong revenue base during 2008 and to exceed 2007. We also expect that sales of our blood flow measurement devices will be lower for 2008 than 2007 levels; however, due to the reduction in investment in this product line, the potential negative cash flow impact of the blood flow line on our ongoing business has been minimized. Our primary development efforts over the last few years have been focused on our oncology drug development initiatives; Lymphoseek and RIGScan CR. We continue to make progress with both initiatives; however, neither Lymphoseek nor RIGS are anticipated to generate any significant revenue for us during 2008 or 2009.
Our operating expenses during the first nine months of 2008 were focused primarily on support of Lymphoseek product development. In addition, we continued to modestly invest in our gamma detection device line related to product line expansion and innovation. We expect our drug-related development expenses to increase significantly over the remainder of 2008 as we continue the multi-center Phase 3 clinical evaluations of Lymphoseek that were initiated during the second quarter of 2008 and support the other drug stability and production validation activities related to supporting the potential marketing registration of Lymphoseek. We expect to continue to incur modest development expenses to support our device product lines as well as we work with our marketing partners to expand our product offerings in the gamma device arena. We expect to continue to limit our financial support for our blood flow measurement products during the remainder of 2008 and into 2009.
Our efforts thus far in 2008 have resulted in the following research and development milestone achievements:
•	Obtained clearance from FDA to commence patient enrollment in a Phase 3 clinical study to evaluate the efficacy of Lymphoseek in patients with breast cancer or melanoma.

•	Submitted a protocol design for a second Phase 3 clinical study to evaluate the efficacy of Lymphoseek as a sentinel lymph node tracing agent in patients with head and neck squamous cell carcinoma.

•	Completed a $3 million investment from Montaur. The closing represents the second tranche received from Montaur bringing their investment to $10 million of the total $13 million commitment made in December of last year.

•	Initiated the formalized scientific advice review process for Lymphoseek in the European Union (EU).

•	Commenced a Phase 3 multi-center clinical trial for Lymphoseek in patients with breast cancer and melanoma.

•	Introduced the neoprobe GDS enhanced gamma detection system.

•	Introduced a wireless version of our laparoscopic gamma detection probe based on Bluetooth® technology.

•	Received a positive response on a regulatory pathway and a Phase 3 clinical trial design for RIGScan® CR with regulatory authorities in the EU under the scientific review process.
In April 2008, we received clearance from FDA to commence patient enrollment in the first Lymphoseek Phase 3 study, which is being conducted in approximately 150 patients with either breast cancer or melanoma. The trial design is similar to the successfully conducted Phase 2 study, except that we will be monitoring the concordance of Lymphoseek uptake in lymph nodes with the uptake of vital blue dye in the same lymph nodes. We initiated the first of the Phase 3 study sites in June 2008. To-date, we have initiated a total of 12 sites and believe this trial will be done by or near the end of 2008.
In addition, we have provided FDA and the centralized European Medicinal Evaluation Agency (EMEA) with the full protocol and associated materials for a second Phase 3 study to be conducted in patients with head and neck squamous cell carcinoma. This second Phase 3 study is designed to validate Lymphoseek as a sentinel lymph node targeting agent. Our discussions with FDA and EMEA have also suggested that the Phase 3 trials will support an intended use of Lymphoseek in sentinel lymph node biopsy procedures. We believe such an indication would be beneficial to the marketing and commercial adoption of Lymphoseek in the U.S. and EU. We plan to use the safety and efficacy results from the Phase 3 clinical evaluations of Lymphoseek, which will include sites in the EU, to support the drug registration application process in the EU as well as in the U.S. We expect the harmonization process to be concluded in the near future and for the study to be commenced shortly thereafter. We plan to have approximately 20 participating institutions in the trial, which we hope will enable us to enroll patients at a fairly rapid rate. We have commenced some of the preliminary activities to initiate the study after the appropriate regulatory clearances have been obtained. Our goal is to file the new drug application for Lymphoseek in 2009; however, this will be dependent upon our ability to commence and successfully conclude the Phase 3 clinical studies in a timely fashion. Depending on the timing and outcome of the FDA regulatory review cycle, we believe that Lymphoseek can be commercialized during 2010. We cannot assure you, however, that this product will achieve regulatory approval, or if approved, that it will achieve market acceptance.

Over the past few years, we have made progress in advancing our RIGScan CR development program while incurring minimal research expenses. Our RIGS technology, which had been essentially inactive since failing to gain approval following our original license application in 1997, has been the subject of renewed interest due primarily to the analysis of survival data related to patients who participated in the original Phase 3 clinical studies that were completed in 1996. Earlier in 2008, we initiated a scientific review of a Phase 3 trial design for RIGScan CR with the EMEA and completed a very positive pre-submission meeting in July 2008; we received their decision on the scientific review of the RIGScan clinical program in October 2008.
The scientific advice review process and the EMEA response yielded a number of positive outcomes. First, we were able to present and to have accepted a proposal for the reactivation of the manufacturing of the biologic used in RIGScan CR and the radiolabeling of the product. Second, EMEA indicated all of the safety data previously generated in the RIGScan clinical trials was accepted by opinion; further, the opinion indicated that the historical safety data coupled with any prospective data would be sufficient to establish the safety parameters for RIGScan CR. Thirdly, the scientific advice opinion agreed with our assessment that RIGScan CR could be assessed in a mixed population of primary and recurrent/metastatic colorectal patients. This resulted in a proposed trial design involving approximately 380 patients in total with equal control and RIGS treatment groups. This number of patients is significantly less than had been considered previously. The participants in the trial would be randomized to either a control or RIGS treatment arm. Patients randomized to the RIGS arm would have their disease status evaluated at the end of their cancer surgery to determine the presence or absence of RIGS-positive tissue. Patients in both randomized arms would be followed to determine if patients with RIGS-positive status have a lower overall survival rate and/or a higher occurrence of disease recurrence. The hypothesis for the trial is based upon the data from the earlier NEO2-13 and NEO2-14 trial results. Finally, the advice opinion provided Neoprobe with the opportunity to seek a conditional marketing authorization (CMA) for RIGScan CR in the European Union at various points in the development process, although there can be no assurance that if such a request is submitted, it would receive a favorable response. CMA procedures were established by the EMEA in 2007 — CMAs provide a time specific marketing authorization for a product treating a life-threatening illness while additional development work is being completed. A CMA is subject to annual review by the EMEA’s governing body which ratified the RIGScan scientific advice.
We continue to believe it will be necessary for us to identify a development partner or an alternative funding source in order to prepare for and fund the pivotal clinical testing that will be necessary to gain marketing clearance for RIGScan CR. We believe the recent positive feedback from the EMEA adequately clarifies the regulatory pathway in a fashion that will allow us to re-approach parties that we have talked to in the past as well as potential new parties. The development timeline for RIGScan CR is highly dependent on securing adequate financial support to move the project forward in a timely fashion in order to satisfy potential development diligence requirements. However, even if we are able to make development partnership or funding arrangements on satisfactory terms, we believe it would take a minimum of 12 — 15 months following the restart of biologic production activities before a pivotal clinical trial could commence. Excluding the potential opportunity to seek a CMA, the time required for continued development, regulatory approval and commercialization of a RIGS product would likely be a minimum of five years before we receive any significant product-related royalties or revenues. We cannot assure you that we will be able to complete definitive agreements with a development partner or obtain financing to fund development of the RIGS technology and do not know if such arrangements could be obtained on a timely basis on terms acceptable to us, or at all. We also cannot assure you that FDA or EMEA will clear our RIGS products for marketing or that any such products will be successfully introduced or achieve market acceptance.
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
We anticipate generating total revenues from our medical device businesses for 2008 of approximately $8 million. We expect that these sales levels will result in a net profit from the sale of our gamma detection devices in 2008, excluding the allocation of any corporate general and administrative costs. We expect to show a loss for our blood flow measurement device product line for 2008 due to ongoing development and marketing support that is required to expand market acceptance for the product line. However, we have limited our investment in the blood flow line significantly over the past year and believe, given some incremental amount of sales success, that we are not far from a breakeven point for the blood flow line. We will continue to monitor the state of market development and success for our blood flow measurement business and adjust our business plans accordingly. Our overall operating results for 2008 will also be greatly affected by the amount of development of our radiopharmaceutical products. If we are unsuccessful in achieving adequate commercial sales of the Quantix products, or if we modify our business plan, our medical device profitability estimates will be adversely affected and our business plan will likely need to be modified.
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
Results of Operations
Revenue for the first nine months of 2008 increased to $5.8 million from $5.2 million for the same period in 2007. Research and development expenses, as a percentage of net sales, increased to 56% during the first nine months of 2008 from 44% during the same period in 2007. Selling, general and administrative expenses, as a percentage of net sales, remained steady at 45% and 44% during the first nine months of 2008 and 2007, respectively. Due to the ongoing development activities of the Company, research and development expenses as a percentage of sales are expected to be higher in 2008 than they were in 2007. Due to increased investor relations activities and professional services, we expect our selling, general and administrative expenses as a percentage of sales to increase slightly in 2008 compared to 2007.

Three Months Ended September 30, 2008 and 2007
Net Sales and Margins. Net sales, comprised primarily of sales of our gamma detection systems, decreased $185,000, or 9%, to $1.8 million during the third quarter of 2008 from $2.0 million during the same period in 2007. Gross margins on net sales increased to 62% of net sales for the third quarter of 2008 compared to 58% of net sales for the same period in 2007.
The decrease in net sales was primarily the result of decreased gamma detection device sales of $282,000 offset by increased blood flow measurement device sales of $46,000 and increased gamma detection device extended service contract revenue of $44,000. The third quarter is historically our softest sales quarter. However, sales during the third quarter of 2007 were unusually high as our marketing partner’s sales force started to see significant success on quotations for our wireless probes following the launch in late 2006. The decreased unit sales of our control units, wireless probes and corded probes experienced during the third quarter of 2008 were partially offset by increased unit prices of our new neoprobe GDS control units and our corded probes. The price at which we sell our gamma detection products to EES is based on a percentage of the global average selling price (ASP) received by EES on sales of Neoprobe products to end customers, subject to a minimum floor price. Increased unit prices of our control units and corded probes were partially offset by decreased unit prices of our wireless probes due to a decrease in the percentage of ASP received by Neoprobe following a period of initial introduction offsetting an overall increase in ASP for wireless probes.
The increase in gross margins on net product sales was due to a combination of factors including increased unit prices of gamma detection control units and decreased warranty expenses related to our wireless probes, offset by a decrease in the percentage of ASP for wireless probes received by Neoprobe. The price increases we experienced in 2008 were due to the introduction of our neoprobe GDS control units and to the current favorable impact on our sales prices to EES of the EURO to U.S. Dollar exchange rate.
Research and Development Expenses. Research and development expenses increased $1.3 million, or 230%, to $1.8 million during the third quarter of 2008 from $548,000 during the same period in 2007. Research and development expenses in the third quarter of 2008 included approximately $1.5 million in drug and therapy product development costs, $272,000 in gamma detection device development costs, and $65,000 in product design and support activities for the Quantix products. This compares to expenses of $310,000, $152,000 and $86,000 in these segment categories during the same period in 2007. The changes in each category were primarily due to (i) increased clinical activities related to Lymphoseek due to costs of conducting the Phase 3 clinical trials and product stability testing and production validation activities in the third quarter of 2008 being higher than costs of winding down the Phase 2 clinical trials in the third quarter of 2007, as well as increased activities related to RIGScan CR, (ii) development of our neoprobe GDS Model 2300 control units in 2008, and (iii) decreased product refinement activities related to our Quantix devices as we completed evaluation of the dialysis/vascular access market, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $123,000, or 18%, to $813,000 during the third quarter of 2008 from $690,000 during the same period in 2007. The net difference was due primarily to increases in investor relations, personnel-related expenses and facilities costs, partially offset by decreases in bad debt expense and professional services.
Other Income (Expenses). Other expenses, net decreased $477,000 to $374,000 during the third quarter of 2008 from $852,000 during the same period in 2007. Interest expense, primarily related to the convertible debt agreements we completed in December 2004, July 2007, December 2007 and April 2008, decreased $406,000 to $457,000 during the third quarter of 2008 from $863,000 for the same period in 2007. Of this interest expense, $181,000 and $646,000 in the third quarters of 2008 and 2007, respectively, was non-cash in nature related to the amortization of debt issuance costs and discounts resulting from the warrants, beneficial conversion features and derivative liabilities related to the convertible debt. Interest expense in the third quarter of 2007 also included a $286,000 adjustment to non-cash interest. In addition, we recorded a $59,000 decrease in derivative liabilities resulting from the accounting treatment for the convertible note agreements we executed in December 2007 and April 2008.
Nine Months Ended September 30, 2008 and 2007
Net Sales and Margins. Net sales, comprised primarily of sales of our gamma detection systems, increased $592,000, or 11%, to $5.8 million during the first nine months of 2008 from $5.2 million during the same period in 2007. Gross margins on net sales increased to 61% of net sales for the first nine months of 2008 compared to 56% of net sales for the same period in 2007.
The wireless innovations we have made to both the probes and control units in our gamma detection device product line over the last two years have positively impacted our sales in 2008. Overall, the increase in net sales was the result of increased gamma detection device sales of $558,000, increased gamma detection device extended service contract revenue of $102,000 and increased gamma detection device service-related revenue of $8,000, offset by decreased blood flow measurement device sales of $76,000. Increased unit sales of our control units and wireless probes were partially offset by decreased unit sales of corded probes. Increased unit prices of our control units and corded probes were partially offset by decreased unit prices of our wireless probes due to a decrease in the percentage of ASP received by Neoprobe offsetting an overall increase in ASP for wireless probes.
The increase in gross margins on net product sales was due to a combination of factors including a lower proportionate level of demonstration units placed in 2008 compared to 2007, increased unit sales and prices of gamma detection control units and increased unit sales and prices of wireless probes offset by a decrease in the percentage of ASP for wireless probes received by Neoprobe. The price increases we experienced in 2008 were due in part to the current favorable impact on our sales prices to EES of the Euro to U.S. Dollar exchange rate. Gross margins in the first nine months of 2008 and 2007 were also adversely affected by inventory impairments of $7,000 and $48,000, respectively, related to our Quantix products.
Research and Development Expenses. Research and development expenses increased $986,000, or 43%, to $3.3 million during the first nine months of 2008 from $2.3 million during the same period in 2007. Research and development expenses in the first nine months of 2008 included approximately $2.4 million in drug and therapy product development costs, $718,000 in gamma detection device development costs, and $189,000 in product design and support activities for the Quantix products. This compares to expenses of $1.5 million, $532,000 and $291,000 in these segment categories during the same period in 2007. The changes in each category were primarily due to (i) increased clinical activities related to Lymphoseek due to costs of conducting the Phase 3 clinical trials in the first nine months of 2008 being higher than costs of conducting the Phase 2 clinical trials in the first nine months of 2007, as well as increased activities related to RIGScan CR, (ii) development of our Model 2300 control units in 2008, and (iii) decreased product refinement activities related to our Quantix devices as we completed evaluation of the dialysis/vascular access market, respectively.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $469,000, or 22%, to $2.6 million during the first nine months of 2008 from $2.1 million during the same period in 2007. The net difference was due primarily to increases in investor relations, professional services and personnel-related expenses.
Other Income (Expenses). Other expenses, net decreased $48,000 to $1.6 million during the first nine months of 2008 from $1.7 million during the same period in 2007. Interest expense, primarily related to the convertible debt agreements we completed in December 2004, July 2007, December 2007 and April 2008, decreased $491,000 to $1.3 million during the first nine months of 2008 from $1.7 million for the same period in 2007. Of this interest expense, $515,000 and $1.1 million in the first nine months of 2008 and 2007, respectively, was non-cash in nature related to the amortization of debt issuance costs and discounts resulting from the warrants, beneficial conversion features and derivative liabilities related to the convertible debt. Interest expense in the first nine months of 2007 also included an adjustment to non-cash interest which was recorded in the third quarter of 2007. In addition, we recorded a $441,000 increase in derivative liabilities resulting from the accounting treatment for the convertible note agreement we executed in December 2007 and April 2008 and the related warrants to purchase our common stock, which contained certain provisions that resulted in their being treated as derivative instruments.
Liquidity and Capital Resources
Cash balances increased to $2.6 million at September 30, 2008 from $1.5 million at December 31, 2007. The net increase resulted from proceeds from new convertible notes issued in April 2008, offset by cash used to service our debt and to fund our operations. The current ratio increased to 2.3:1 at September 30, 2008 from 2.1:1 at December 31, 2007. The increase in the current ratio was primarily due to the receipt of cash from the notes issued in April 2008.
Operating Activities. Cash used in operations increased $494,000 to $1.7 million during the first nine months of 2008 compared to $1.2 million during the same period in 2007.
Accounts receivable decreased to $1.3 million at September 30, 2008 from $1.6 million at December 31, 2007. The decrease was primarily a result of normal fluctuations in timing of purchases and payments by EES, including a return to normal levels of extended warranty contract sales after a pronounced increase in such sales during the fourth quarter of 2007. We expect overall receivable levels will continue to fluctuate depending on the timing of purchases and payments by EES.
Inventory levels decreased to $786,000 at September 30, 2008 as compared to $1.2 million at December 31, 2007. Gamma detection device materials and finished device inventory decreased as materials were converted into finished devices and sold. Blood flow measurement finished device inventories also decreased as a result of sales. During the third quarter of 2008 we recorded an inventory adjustment charge related to our Lymphoseek product of $153,000 due to changes in our projections of the probability of future commercial use of the previously capitalized costs. During the first nine months of 2007, we also recorded inventory impairment charges of $48,000 related to our Quantix products. We expect inventory levels to increase somewhat during the remainder of 2008.
Investing Activities. Cash used in investing activities increased $68,000 to $111,000 during the first nine months of 2008 compared to $43,000 during the same period in 2007. We purchased $196,000 of available-for-sale securities during the first nine months of 2008. Those available-for-sale securities of $196,000 also matured during the first nine months of 2008. Capital expenditures during the first nine months of 2008 were primarily for software, laboratory equipment and computers. Capital expenditures during the first nine months of 2007 were primarily for production tools and equipment and software. We expect our overall capital expenditures for 2008 will be higher than in 2007.
Financing Activities. Financing activities provided $2.9 million during the first nine months of 2008 versus $13,000 used during the first nine months of 2007. Proceeds from notes payable were $3.0 million during the first nine months of 2008. Payments of debt issuance costs were $200,000 and $68,000 during the first nine months of 2008 and 2007, respectively. Proceeds from the issuance of common stock were $232,000 and $1.3 million during the first nine months of 2008 and 2007, respectively. Payments of common stock offering costs were $22,000 during the first nine months of 2007. Payments of notes payable were $125,000 and $2.2 million during the first nine months of 2008 and 2007, respectively.
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

In November 2006, we amended the Securities Purchase Agreements with the Great Point Funds and Mr. Bupp and modified several of the key terms in the related notes. The modified notes bore interest at 12% per annum, payable quarterly. The maturity of the notes was modified as follows: $500,000 due January 8, 2007; $1,250,000 due July 9, 2007; $1,750,000 due January 7, 2008; $2,000,000 due July 7, 2008 and the remaining $2,600,000 due January 7, 2009. We were also required to make mandatory repayments of principal to the Great Point Funds under certain circumstances such as asset dispositions, partnering transactions and sales of equity. During 2007, we made $625,000 of such mandatory repayments that were applied against future scheduled principal payments. In exchange for the increased interest rate and accelerated principal repayment schedule, the note holders eliminated the financial covenants under the original notes and eliminated certain conversion price adjustments from the original notes related to sales of equity securities by Neoprobe. In addition, Neoprobe was allowed to make optional prepayments to the Great Point Funds by giving them 10 business days notice during which time the note holders could decide to convert the notes into our common stock. The new notes remained freely convertible into shares of our common stock at a price of $0.40 per share. We could force conversion of the notes prior to their stated maturity under certain circumstances. The convertible promissory note issued to Mr. Bupp in connection with this transaction had an outstanding principal amount of $0 on September 30, 2008 as a result of being refinanced on December 26, 2007. We made interest payments due under the note to Mr. Bupp totaling $11,868 during the fiscal year ended December 31, 2007.
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
In connection with the consummation of the Securities Purchase Agreement with Montaur discussed below, the term of the Bupp Note was extended to December 27, 2011 (one day following the maturity date of the Series A and Series B Convertible Senior Secured Promissory Notes issued to Montaur). In consideration for the Bupp Investors’ agreement to extend the term of the Bupp Note pursuant to an Amendment to the Bupp Purchase Agreement, dated December 26, 2007, we agreed to provide security for the obligations evidenced by the Amended 10% Convertible Note in the principal amount of $1,000,000, due December 27, 2011, executed by Neoprobe in favor of the Bupp Investors (the Amended Bupp Note), under the terms of a Security Agreement, dated December 26, 2007, by and between Neoprobe and the Bupp Investors (the Bupp Security Agreement). This security interest is subordinate to the security interest of Montaur. As further consideration for extending the term of the Bupp Note, we issued the Bupp Investors an additional 500,000 Series V warrants to purchase our common stock at an exercise price of $0.32 per share, expiring in December 2012. The Amended Bupp Note had an outstanding principal amount of $1.0 million on September 30, 2008, and an outstanding principal amount of $1.0 million as of November 7, 2008.
Pursuant to the Securities Purchase Agreement with Montaur, we issued Montaur a 10% Series A Convertible Senior Secured Promissory Note in the principal amount of $7,000,000, due December 26, 2011 (the Series A Note) and a five-year Series W warrant to purchase 6,000,000 shares of our common stock at an exercise price of $0.32 per share. In April 2008, upon clearance by FDA to commence patient enrollment in the first of the Phase 3 clinical studies of Lymphoseek, we issued Montaur a 10% Series B Convertible Senior Secured Promissory Note, due December 26, 2011 (the Series B Note), and a five-year Series X warrant to purchase 8,333,333 shares of our common stock at an exercise price of $0.46 per share, for an aggregate purchase price of $3,000,000. Additionally, upon obtaining 135 vital blue dye lymph nodes from patients with breast cancer or melanoma who have completed surgery with the injection of the drug in a Phase 3 clinical trial of Lymphoseek, we will issue to Montaur 3,000 shares of our 8% Series A Cumulative Convertible Preferred Stock (the Preferred Stock) and a five-year Series Y warrant to purchase an amount of our common stock equal to the number of shares into which Montaur may convert the Preferred Stock, at an exercise price of 115% of the conversion price of the Preferred Stock, also for an aggregate purchase price of $3,000,000. We expect to complete the third closing with Montaur before the end of the year.
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
Our future liquidity and capital requirements will depend on a number of factors, including our ability to expand market acceptance of our current products, our ability to complete the commercialization of new products, our ability to monetize our investment in non-core technologies, our ability to obtain milestone or development funds from potential development and distribution partners, regulatory actions by FDA and international regulatory bodies, and intellectual property protection. Our most significant near-term development priority is to complete patient enrollment in the Phase 3 clinical trials for Lymphoseek. The financing agreement with Montaur gives us access to an additional $3.0 million. We believe our currently available capital resources will be adequate to complete our Lymphoseek development efforts and sustain our operations at planned levels for the foreseeable future. We are also in the process of determining the total development cost necessary to commercialize RIGScan CR but believe that it will require commitments of between $3 million to $5 million to restart manufacturing and other activities necessary to prepare for the Phase 3 clinical trial contemplated in the recent EMEA scientific advice response. We may be able to raise additional funds through a stock purchase agreement with Fusion to supplement our capital needs. However, the extent to which we rely on Fusion as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the expiration of the Fusion agreement, and the extent to which we are able to secure working capital from other sources. Specifically, Fusion does not have the right or the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.20 per share. Further, although we have successfully raised capital in the past through our agreement with Fusion, under the terms of the Montaur financing we are prohibited from accessing the Fusion line until certain conditions are satisfied. We cannot assure you that we will be successful in raising additional capital through Fusion or any other sources at terms acceptable to the Company, or at all. We also cannot assure you that we will be able to successfully commercialize products, that we will achieve significant product revenues from our current or potential new products or that we will achieve or sustain profitability in the future.
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
In December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on EITF Issue No. 07-1, Accounting for Collaborative Arrangements. EITF No. 07-1 focuses on defining a collaborative arrangement as well as the accounting for transactions between participants in a collaborative arrangement and between the participants in the arrangement and third parties. The EITF concluded that both types of transactions should be reported in each participant’s respective income statement. EITF No. 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We do not expect EITF No. 07-1 to have a material effect on our consolidated results of operations or financial condition.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 amends and expands the disclosure requirements of Statement No. 133 to provide a better understanding of how and why and entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact that the adoption of SFAS No. 161 will have on our consolidated financial statements.
In June 2008, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF Issue No. 07-5 clarifies the determination of whether equity-linked instruments (or embedded features), such as our convertible notes or warrants to purchase our common stock, are considered indexed to our own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption for an existing instrument is not permitted. We are currently evaluating the impact that the adoption of EITF Issue No. 07-5 will have on our consolidated financial statements.

Critical Accounting Policies
The following accounting policies are considered by us to be critical to our results of operations and financial condition.
Revenue Recognition Related to Net Sales. We currently generate revenue primarily from sales of our gamma detection products; however, sales of blood flow measurement products constituted approximately 4% of total revenues for the first nine months of 2008. Our standard shipping terms are FOB shipping point, and title and risk of loss passes to the customer upon delivery to a common carrier. We generally recognize sales revenue related to sales of our products when the products are shipped and the earnings process has been completed. However, in cases where product is shipped but the earnings process is not yet completed, revenue is deferred until it has been determined that the earnings process has been completed. Our customers have no right to return products purchased in the ordinary course of business.
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
Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base these estimates and assumptions upon historical experience and existing, known circumstances. Actual results could differ from those estimates. Specifically, management may make significant estimates in the following areas:
•	Stock-Based Compensation. We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. Compensation cost arising from stock-based awards is recognized as expense using the straight-line method over the vesting period. We use the Black-Scholes option pricing model to value share-based payments. The valuation assumptions used have not changed from those used under SFAS No. 123.

•	Inventory Valuation. We value our inventory at the lower of cost (first-in, first-out method) or market. Our valuation reflects our estimates of excess, slow moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. Write-offs are recorded when product is removed from saleable inventory. We review inventory on hand at least quarterly and record provisions for excess and obsolete inventory based on several factors, including current assessment of future product demand, anticipated release of new products into the market, historical experience and product expiration. Our industry is characterized by rapid product development and frequent new product introductions. Uncertain timing of product approvals, variability in product launch strategies, product recalls and variation in product utilization all impact the estimates related to excess and obsolete inventory.

•	Impairment or Disposal of Long-Lived Assets. We account for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of September 30, 2008, the most significant long-lived assets on our balance sheet relate to assets recorded in connection with the acquisition of Cardiosonix. The recoverability of these assets is based on the financial projections and models related to the future sales success of Cardiosonix’ products. As such, these assets could be subject to significant adjustment should the Cardiosonix technology not be successfully commercialized or the sales amounts in our current projections not be realized.

•	Product Warranty. We warrant our products against defects in design, materials, and workmanship generally for a period of one year from the date of sale to the end customer. Our accrual for warranty expenses is adjusted periodically to reflect actual experience. EES also reimburses us for a portion of warranty expense incurred based on end customer sales they make during a given fiscal year.

•	Fair Value of Derivative Liabilities. We account for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Derivative instruments embedded in contracts, to the extent not already a free-standing contract, are required to be bifurcated from the debt instrument and accounted for separately. All derivatives are recorded on the consolidated balance sheet at fair value. In accordance with SFAS No. 133, the conversion option and two put options embedded in the Series A Note issued in December 2007 were considered derivative instruments and were required to be bifurcated from the debt instrument and accounted for separately. In addition, in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the Series W warrants issued in connection with the Series A Note were accounted for as a liability due to the existence of certain provisions in the instrument. As a result, we recorded a total aggregate derivative liability of $2.6 million on the date of issuance of the note. The fair value of the Series W warrants was determined using the Black-Scholes option pricing model. Changes in the fair value of the derivative liabilities are recorded in the consolidated statement of operations. As of December 31, 2007, the derivative liabilities had a fair value of $1.60 million and $1.25 million for the conversion and put options and the warrants, respectively.

On March 14, 2008, Neoprobe and Montaur executed amendments to the Series A Note and the Series W warrants. The amendments eliminated certain minor cash-based penalty provisions in the Series A Note and Series W warrants which entitled the holders to different compensation than our common shareholders under certain circumstances and qualifying Triggering Events. The provisions that were eliminated and/or modified were the provisions that led to the derivative accounting treatment for the embedded conversion option in the Series A Note and the Series W warrants. Because the value of our stock increased between December 31, 2007, our year end, and March 14, 2008, the effect of marking the conversion option and warrant liabilities to “market” at March 14, 2008 resulted in an increase in the estimated fair value of the conversion option and warrant liabilities of $381,000 which was recorded as non-cash expense during the first quarter of 2008. The estimated fair value of the conversion option and warrant liabilities of $2.9 million was reclassified to additional paid-in capital during the first quarter of 2008. The effect of marking the put option liabilities related to the Series A Note to “market” at March 31, June 30, and September 30, 2008 resulted in a net increase in the estimated fair value of the put option liabilities of

$43,000 which was recorded as non-cash expense during the first nine months of 2008. The estimated fair value of the put option liabilities related to the Series A Note of $353,000 remained classified as derivative liabilities as of September 30, 2008.

The two put options embedded in the Series B Note issued in April 2008 were also considered derivative instruments and were required to be bifurcated from the debt instrument and accounted for separately. The fair value of the bifurcated put options was approximately $258,000 on the date of issuance. Changes in the fair value of the derivative liabilities are recorded in the consolidated statement of operations. The effect of marking the put option liabilities related to the Series B Note to “market” at June 30 and September 30, 2008 resulted in a net increase in the estimated fair value of the put option liabilities of $16,000 which was recorded as non-cash expense during the first nine months of 2008. The estimated fair value of the put option liabilities related to the Series B Note of $274,000 remained classified as derivative liabilities as of September 30, 2008.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of September 30, 2008. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and (ii) the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were designed to provide reasonable assurance of achieving those objectives and were effective at that reasonable assurance level.
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
Changes in Control Over Financial Reporting
During the quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	During the three-month period ended September 30, 2008, a placement agent who received warrants to purchase our common stock in connection with a November 2003 financing exercised a total of 391,304 warrants with an exercise price of $0.28 per share on a cashless basis in exchange for issuance of 234,782 shares of our common stock. In addition, an investor who received warrants to purchase our common stock in connection with the November 2003 financing exercised a total of 200,200 warrants with an exercise price of $0.28 per share in exchange for issuance of 200,200 shares of our common stock, and we realized gross proceeds of $56,000. The issuances of the shares and warrants to the placement agents and investors were exempt from registration under Sections 4(2) and 4(6) of the Securities Act and Regulation D.

(b)	During the three-month period ended September 30, 2008, we issued 52,500 shares of our common stock pursuant to agreements with two investor advisory services firms as partial payment for their services under the agreements. The issuance of these shares was exempt from registration under Sections 4(2) and 4(6) of the Securities Act and Regulation D.
Item 6. Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

*	Filed herewith.
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
Dated: November 14, 2008

By:	/s/ David C. Bupp

David C. Bupp
President and Chief Executive Officer
(duly authorized officer; principal executive officer)

By:	/s/ Brent L. Larson

Brent L. Larson
Vice President, Finance and Chief Financial Officer
(principal financial and accounting officer)