Form 10-Q
period 2009-09-30
NEOPROBE CORP
filed 2009-11-16
CIK 810509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _____________________________ to _____________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  79,650,270 shares of common stock, par value $.001 per share (as of the close of business on November 6, 2009).

NEOPROBE CORPORATION and SUBSIDIARIES

INDEX

PART I – Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	3

	Consolidated Statements of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2009 and September 30, 2008 (unaudited)	5

	Consolidated Statement of Stockholders’ Deficit for the Nine-Month Period Ended September 30, 2009 (unaudited)	6

	Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2009 and September 30, 2008 (unaudited)	7

	Notes to the Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

	Forward-Looking Statements	26

	The Company	26

	Product Line Overview	26

	Results of Operations	29

	Liquidity and Capital Resources	31

	Recent Accounting Developments	35

	Critical Accounting Policies	37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4T.	Controls and Procedures	38

PART II – Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 6.	Exhibits	40

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets

	September 30, 2009 (unaudited)	December 31, 2008
ASSETS

Current assets:
Cash	$6,031,298	$3,565,837
Available-for-sale securities	—	495,383
Accounts receivable, net	1,393,420	1,626,065
Inventory	1,038,407	544,126
Prepaid expenses and other	319,647	573,573
Assets associated with discontinued operations	31,389	435,740

Total current assets	8,814,161	7,240,724

Property and equipment	1,949,461	1,940,748
Less accumulated depreciation and amortization	1,654,969	1,593,501

	294,492	347,247

Patents and trademarks	519,896	459,431
Less accumulated amortization	440,018	433,358

	79,878	26,073

Other assets	26,266	594,449

Other assets associated with discontinued operations	—	1,410,957

Total assets	$9,214,797	$9,619,450

Continued

Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets, continued

	September 30, 2009 (unaudited)	December 31, 2008
LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$772,483	$725,820
Accrued liabilities and other	1,155,398	900,796
Capital lease obligations, current portion	7,092	9,084
Deferred revenue, current portion	526,898	526,619
Notes payable to finance companies	—	137,857
Liabilities associated with discontinued operations	20,686	22,280

Total current liabilities	2,482,557	2,322,456

Capital lease obligations, net of current portion	5,721	11,095
Deferred revenue, net of current portion	440,873	490,165
Notes payable to CEO, net of discounts of $59,917 and $76,294, respectively	940,083	923,706
Notes payable to investors, net of discounts of $0 and $5,001,149, respectively	10,000,000	4,998,851
Derivative liabilities	2,697,487	853,831
Other liabilities	36,348	45,071

Total liabilities	16,603,069	9,645,175

Commitments and contingencies

Preferred stock; $.001 par value; 5,000,000 shares authorized; 3,000 Series A shares, par value $1,000, issued and outstanding at September 30, 2009 and December 31, 2008	3,000,000	3,000,000

Stockholders’ deficit:
Common stock; $.001 par value; 150,000,000 shares authorized; 79,363,787 and 70,862,641 shares outstanding at September 30, 2009 and December 31, 2008, respectively	79,364	70,863
Additional paid-in capital	181,877,412	145,742,044
Accumulated deficit	(192,345,048)	(148,840,015)
Unrealized gain on available-for-sale securities	—	1,383

Total stockholders’ deficit	(10,388,272)	(3,025,725)

Total liabilities and stockholders’ deficit	$9,214,797	$9,619,450

See accompanying notes to consolidated financial statements

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Net sales	$2,562,079	$1,715,324	$6,998,299	$5,629,573
License and other revenue	25,000	—	75,000	—
Total revenues	2,587,079	1,715,324	7,073,299	5,629,573

Cost of goods sold	927,587	641,106	2,330,032	2,123,728

Gross profit	1,659,492	1,074,218	4,743,267	3,505,845

Operating expenses:
Research and development	1,204,811	1,741,484	3,730,361	3,084,432
Selling, general and administrative	778,658	707,794	2,417,622	2,248,466
Total operating expenses	1,983,469	2,449,278	6,147,983	5,332,898

Loss from operations	(323,977)	(1,375,060)	(1,404,716)	(1,827,053)

Other income (expense):
Interest income	2,360	18,824	16,068	47,891
Interest expense	(330,806)	(456,941)	(1,249,525)	(1,258,500)
Change in derivative liabilities	(6,334,479)	59,415	(18,539,318)	(440,773)
Loss on extinguishment of debt	(16,240,592)	—	(16,240,592)	—
Other	(585)	4,242	(2,216)	2,501
Total other expense, net	(22,904,102)	(374,460)	(36,015,583)	(1,648,881)

Loss from continuing operations	(23,228,079)	(1,749,520)	(37,420,299)	(3,475,934)
Discontinued operations:
Impairment loss	(1,728,887)	—	(1,728,887)	—
Loss from operations	(52,303)	(141,070)	(162,896)	(459,506)
Net loss	(25,009,269)	(1,890,590)	(39,312,082)	(3,935,440)
Preferred stock dividends	(60,000)	—	(180,000)	—
Loss attributable to common stockholders	$(25,069,269)	$(1,890,590)	$(39,492,082)	$(3,935,440)

Loss per common share (basic):
Continuing operations	$(0.31)	$(0.03)	$(0.53)	$(0.05)
Discontinued operations	$(0.03)	$(0.00)	$(0.03)	$(0.01)
Loss to common stockholders	$(0.34)	$(0.03)	$(0.56)	$(0.06)

Loss per common share (diluted):
Continuing operations	$(0.31)	$(0.03)	$(0.53)	$(0.05)
Discontinued operations	$(0.03)	$(0.00)	$(0.03)	$(0.01)
Loss to common stockholders	$(0.34)	$(0.03)	$(0.56)	$(0.06)

Weighted average shares outstanding:
Basic	74,380,714	68,758,281	70,915,204	68,191,889
Diluted	74,380,714	68,758,281	70,915,204	68,191,889

See accompanying notes to consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statement of Stockholders’ Deficit
(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance, December 31, 2008	70,862,641	$70,863	$145,742,044	$(148,840,015)	$1,383	$(3,025,725)

Effect of adopting EITF 07-5	—	—	(8,948,089)	(4,012,951)	—	(12,961,040)
Issued restricted stock	500,000	500	—	—	—	500
Cancelled restricted stock	(9,000)	(9)	9	—	—	—
Issued stock upon exercise of warrants and other	6,641,555	6,641	6,196,513	—	—	6,203,154
Issued stock upon exercise of options	330,000	330	133,420	—	—	133,750
Issued stock as payment of interest on convertible debt and dividends on preferred stock	957,708	958	553,709	—	—	554,667
Effect of change in terms of notes payable, warrants and preferred stock	—	—	37,999,312	—	—	37,999,312
Issued stock to 401(k) plan at $0.41	80,883	81	33,392	—	—	33,473
Stock compensation expense	—	—	271,554	—	—	271,554
Paid common stock issuance costs	—	—	(98,129)	—	—	(98,129)
Paid preferred stock issuance costs	—	—	(6,323)	—	—	(6,323)
Preferred stock dividends	—	—	—	(180,000)	—	(180,000)
Comprehensive loss:
Net loss	—	—	—	(39,312,082)	—	(39,312,082)
Unrealized loss on available-for-sale securities	—	—	—	—	(1,383)	(1,383)
Total comprehensive loss						(39,313,465)

Balance, September 30, 2009	79,363,787	$79,364	$181,877,412	$(192,345,048)	$—	$(10,388,272)

See accompanying notes to consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(39,312,082)	$(3,935,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	284,219	302,904
Amortization of debt discount and debt offering costs	420,063	515,056
Provision for bad debts	458	699
Issuance of common stock in payment of interest and dividends	554,667	—
Stock compensation expense	271,554	156,897
Change in derivative liabilities	18,539,318	440,773
Loss on extinguishment of debt	16,240,592	—
Impairment loss on discontinued operations	1,728,887	—
Other	48,697	111,295
Changes in operating assets and liabilities:
Accounts receivable	226,052	305,274
Inventory	(550,816)	323,957
Prepaid expenses and other assets	260,470	111,229
Accounts payable	47,063	(79,470)
Accrued liabilities and other liabilities	53,104	105,775
Deferred revenue	(49,013)	(81,638)
Net cash used in operating activities	(1,236,767)	(1,722,689)

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(196,000)
Maturities of available-for-sale securities	494,000	196,000
Purchases of property and equipment	(74,554)	(97,673)
Proceeds from sales of property and equipment	251	120
Patent and trademark costs	(66,317)	(13,616)
Net cash provided by (used in) investing activities	353,380	(111,169)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,625,250	232,156
Payment of common stock offering costs	(104,673)	(900)
Payment of preferred stock offering costs	(6,323)	—
Proceeds from notes payable	—	3,000,000
Payment of debt issuance costs	(20,183)	(200,154)
Payment of notes payable	(137,857)	(124,770)
Payments under capital leases	(7,366)	(12,878)
Net cash provided by financing activities	3,348,848	2,893,454

Net increase in cash	2,465,461	1,059,596
Cash, beginning of period	3,565,837	1,540,220

Cash, end of period	$6,031,298	$2,599,816

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(unaudited)

1.	Summary of Significant Accounting Policies

a.
Basis of Presentation:  The information presented as of September 30, 2009 and for the three-month and nine-month periods ended September 30, 2009 and September 30, 2008 is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Neoprobe Corporation (Neoprobe, the Company, or we) believes to be necessary for the fair presentation of results for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  We have evaluated subsequent events through November 16, 2009, the date our consolidated financial statements were issued.  The balances as of September 30, 2009 and the results for the interim periods are not necessarily indicative of results to be expected for the year.  The consolidated financial statements should be read in conjunction with Neoprobe’s audited consolidated financial statements for the year ended December 31, 2008, which were included as part of our Annual Report on Form 10-K.

Our consolidated financial statements include the accounts of Neoprobe, our wholly-owned subsidiary, Cardiosonix Ltd. (Cardiosonix), and our 90%-owned subsidiary, Cira Biosciences, Inc. (Cira Bio).  All significant inter-company accounts were eliminated in consolidation.

In August 2009, the Company’s Board of Directors decided to discontinue operations of Cardiosonix and to attempt to divest our Cardiosonix subsidiary.  This decision was based on the determination that the blood flow measurement device segment was no longer considered a strategic initiative to the Company, due in large part to positive events in our other development initiatives.  Our consolidated balance sheets and statements of operations have been restated for all prior periods presented to reflect Cardiosonix as a discontinued operation.  Cash flows associated with the operation of Cardiosonix have been combined within operating, investing and financing cash flows, as appropriate, in our consolidated statements of cash flows.  See Note 2.

b.
Financial Instruments and Fair Value:  The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are described below:

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  In determining the appropriate levels, we perform a detailed analysis of the assets and liabilities whose fair value is measured on a recurring basis.  At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.  In estimating the fair value of our derivative liabilities, we used the Black-Scholes option pricing model and, where necessary, other macroeconomic, industry and Company-specific conditions.  See Note 3.

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

A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value.  The impairment is charged to earnings or other comprehensive income (loss) and a new cost basis for the security is established.  Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective interest method.  Dividend and interest income are recognized when earned.

Available-for-sale securities are accounted for on a specific identification basis.  As of December 31, 2008, we held available-for-sale securities with an aggregate fair value of $495,383, including $1,383 of net unrealized gains recorded in accumulated other comprehensive income.  As of December 31, 2008, all of our available-for-sale securities were invested in short-term certificates of deposit with maturity dates within 1 year.  Available-for-sale securities were classified as current based on their maturity dates as well as our intent to use them to fund short-term working capital needs.  We held no available-for-sale securities at September 30, 2009.

(3)
Notes payable to finance companies:  The fair value of our debt is estimated by discounting the future cash flows at rates currently offered to us for similar debt instruments of comparable maturities by banks or finance companies.  At December 31, 2008, the carrying values of these instruments approximate fair value.  We had no notes payable to finance companies at September 30, 2009.

(4)
Note payable to CEO:  The carrying value of our debt is presented as the face amount of the note less the unamortized discount related to the initial estimated fair value of the warrants to purchase common stock issued in connection with the note.  At September 30, 2009, the note payable to our CEO had an estimated fair value of $4.5 million.  At December 31, 2008, the note payable to our CEO had an estimated fair value of $1.8 million.

(5)
Notes payable to outside investors:  The carrying value of our debt is presented as the face amount of the notes less the unamortized discounts related to the fair value of the beneficial conversion features, the initial estimated fair value of the put options embedded in the notes and the initial estimated fair value of the warrants to purchase common stock issued in connection with the notes.  At September 30, 2009, the notes payable to outside investors had an estimated fair value of $35.6 million.  At December 31, 2008, the notes payable to outside investors had an estimated fair value of $15.9 million.

(6)
Derivative liabilities:  Derivative liabilities are recorded at fair value.  Fair value of warrant liabilities is determined based on a Black-Scholes option pricing model calculation.  Fair value of conversion and put option liabilities is determined based on a probability-weighted Black-Scholes option pricing model calculation.  Unrealized gains and losses on the derivatives are classified in other expenses as a change in derivative liabilities in the statements of operations.

2.	Discontinued Operations

In August 2009, the Company’s Board of Directors decided to discontinue operations of Cardiosonix and to attempt to divest our Cardiosonix subsidiary.  This decision was based on the determination that the blood flow measurement device segment was no longer considered a strategic initiative of the Company, due in large part to positive events in our other product and drug development initiatives.

As a result of our decision to hold Cardiosonix for sale, we reclassified certain assets and liabilities as assets and liabilities associated with discontinued operations.  The following assets and liabilities have been segregated and included in assets associated with discontinued operations or liabilities associated with discontinued operations, as appropriate, in the consolidated balance sheets:

	September 30, 2009	December 31, 2008

Accounts receivable, net	$5,727	$18,005
Inventory	25,662	417,735
Property and equipment, net of accumulated depreciation	—	43,545
Patents and trademarks, net of accumulated amortization	—	1,367,412
Assets associated with discontinued operations	$31,389	$1,846,697

Accounts payable	$5,800	$5,400
Accrued expenses	14,886	16,880
Liabilities associated with discontinued operations	$20,686	$22,280

In addition, we recorded an impairment loss of $1.7 million and reclassified certain revenues and expenses to discontinued operations during the third quarter of 2009.  Until a sale is completed, we expect to continue to generate revenues and incur expenses related to our blood flow measurement device business.  The following amounts have been segregated from continuing operations and included in discontinued operations in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	$9,345	$84,942	$81,904	$208,510
Cost of goods sold	2,432	51,711	36,156	135,766
Gross profit	6,913	33,231	45,748	72,744

Operating expenses:
Research and development	2,642	69,445	23,128	188,912
Selling, general and administrative	56,659	104,958	185,506	343,578
Total operating expenses	59,301	174,403	208,634	532,490

Other income (expense)	85	102	(10)	240

Loss from discontinued operations	$(52,303)	$(141,070)	$(162,896)	$(459,506)

Cash flows associated with the operation of Cardiosonix were not significant and have been combined within operating, investing and financing cash flows, as appropriate, in our consolidated statements of cash flows.

3.	Fair Value Hierarchy

The following tables set forth, by level, assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008:

Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2009

	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of September 30,
Description	(Level 1)	(Level 2)	(Level 3)	2009
Liabilities:
Derivative liabilities related to warrants	$—	$1,731,487	$—	$1,731,487
Derivative liabilities related to put options	—	—	966,000	966,000
Total derivative liabilities	$—	$1,731,487	$966,000	$2,697,487

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2008

	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2008
Assets:
Available-for-sale securities	$495,383	$—	$—	$495,383
Liabilities:
Derivative liabilities related to conversion and put options	$—	$—	$853,831	$853,831

The following tables set forth a summary of changes in the fair value of our Level 3 liabilities for the three-month periods ended September 30, 2009 and 2008:

Three Months Ended September 30, 2009

Description	Balance at June 30, 2009	Unrealized Losses	Purchases, Issuances and Settlements	Transfers In and/or (Out)	Balance at September 30, 2009
Liabilities:
Derivative liabilities related to conversion and put options	$11,289,422	$2,465,225	$—	$(12,788,647)	$966,000

Three Months Ended September 30, 2008

Description	Balance at June 30, 2008	Unrealized Gains	Purchases, Issuances and Settlements	Transfers In and/or (Out)	Balance at September 30, 2008
Liabilities:
Derivative liabilities related to conversion and put options	$686,638	$(59,415)	$—	$—	$627,223

The following tables set forth a summary of changes in the fair value of our Level 3 liabilities for the nine–month periods ended September 30, 2009 and 2008:

Nine Months Ended September 30, 2009

Description	Balance at December 31, 2008	Adoption of EITF 07-5 (See Note 10)	Unrealized Losses	Transfers In and/or (Out)	Balance at September 30, 2009
Liabilities:
Derivative liabilities related to conversion and put options	$853,831	$5,304,487	$7,596,329	$(12,788,647)	$966,000

Nine Months Ended September 30, 2008

Description	Balance at December 31, 2007	Purchases, Issuances and Settlements	Unrealized Losses	Transfers In and/or (Out)	Balance at September 30, 2008
Liabilities:
Derivative liabilities related to conversion and put options	$1,599,072	$257,968	$170,119	$(1,399,936)	$627,223

4.	Stock-Based Compensation

Stock-based payments to employees, including grants of employee stock options, are recognized in the income statement based on their estimated fair values.  Compensation cost arising from stock-based awards is recognized as expense using the straight-line method over the vesting period.  The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model to value share-based payments.  Expected volatilities are based on the Company’s historical volatility, which management believes represents the most accurate basis for estimating expected volatility under the current circumstances.  Neoprobe uses historical data to estimate forfeiture rates.  The expected term of options granted is based on the vesting period and the contractual life of the options.  The risk-free rate is based on the U.S. Treasury yield in effect at the time of the grant.

At September 30, 2009, we have three stock-based compensation plans.  Under the Amended and Restated Stock Option and Restricted Stock Purchase Plan (the Amended Plan), the 1996 Stock Incentive Plan (the 1996 Plan), and the Second Amended and Restated 2002 Stock Incentive Plan (the 2002 Plan), we may grant incentive stock options, nonqualified stock options, and restricted stock awards to full-time employees, and nonqualified stock options and restricted stock awards may be granted to our consultants and agents.  Total shares authorized under each plan are 2 million shares, 1.5 million shares and 7 million shares, respectively.  Although options are still outstanding under the Amended Plan and the 1996 Plan, these plans are considered expired and no new grants may be made from them.  Under all three plans, the exercise price of each option is greater than or equal to the closing market price of our common stock on the day prior to the date of the grant.

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

Compensation cost arising from stock-based awards is recognized as expense using the straight-line method over the vesting period.  As of September 30, 2009, there was approximately $302,000 of total unrecognized compensation cost related to unvested stock-based awards, which we expect to recognize over remaining weighted average vesting terms of 0.7 years.  For the three-month periods ended September 30, 2009 and 2008, our total stock-based compensation expense was approximately $126,000 and $63,000, respectively.  For the nine-month periods ended September 30, 2009 and 2008, our total stock-based compensation expense was approximately $272,000 and $157,000, respectively.  We have not recorded any income tax benefit related to stock-based compensation in any of the three-month and nine-month periods ended September 30, 2009 and 2008.

A summary of stock option activity under our stock option plans as of September 30, 2009, and changes during the nine-month period then ended is presented below:

	Nine Months Ended September 30, 2009
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of period	5,619,500	$0.40
Granted	283,000	0.59
Exercised	(330,000)	0.41
Forfeited	(10,000)	0.61
Expired	(111,000)	1.10
Outstanding at end of period	5,451,500	$0.39	5.1 years	$5,492,084

Exercisable at end of period	4,682,833	$0.38	4.5 years	$4,763,057

A summary of the status of our unvested restricted stock as of September 30, 2009, and changes during the nine-month period then ended is presented below:

	Nine Months Ended September 30, 2009
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at beginning of period	473,000	$0.37
Granted	500,000	0.60
Vested	—	—
Forfeited	(9,000)	0.68
Unvested at end of period	964,000	$0.49

Restricted shares generally vest upon occurrence of a specific event or achievement of goals as defined in the grant agreements.  As a result, we have recorded compensation expense related to grants of restricted stock based on management’s estimates of the probable dates of the vesting events.  See Note 16.

5.	Comprehensive Loss

Due to our net operating loss position, there are no income tax effects on comprehensive loss components for the three-month and nine-month periods ended September 30, 2009 and 2008.

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Net loss	$(25,009,269)	$(1,890,590)
Unrealized losses on securities	—	—
Other comprehensive loss	$(25,009,269)	$(1,890,590)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Net loss	$(39,312,082)	$(3,935,440)
Unrealized losses on securities	(1,383)	—
Other comprehensive loss	$(39,313,465)	$(3,935,440)

6.	Earnings (Loss) Per Share

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

The following table sets forth the reconciliation of the weighted average number of common shares outstanding to those used to compute basic and diluted earnings (loss) per share for the three-month and nine-month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008
	Basic Earnings Per Share	Diluted Earnings Per Share	Basic Earnings Per Share	Diluted Earnings Per Share
Outstanding shares	79,363,787	79,363,787	69,787,540	69,787,540
Effect of weighting changes in outstanding shares	(4,019,073)	(4,019,073)	(579,259)	(579,259)
Unvested restricted stock	(964,000)	(964,000)	(450,000)	(450,000)
Adjusted shares	74,380,714	74,380,714	68,758,281	68,758,281

	Nine Months Ended September, 2009		Nine Months Ended September 30, 2008
	Basic Earnings Per Share	Diluted Earnings Per Share	Basic Earnings Per Share	Diluted Earnings Per Share
Outstanding shares	79,363,787	79,363,787	69,787,540	69,787,540
Effect of weighting changes in outstanding shares	(7,484,583)	(7,484,583)	(1,145,651)	(1,145,651)
Unvested restricted stock	(964,000)	(964,000)	(450,000)	(450,000)
Adjusted shares	70,915,204	70,915,204	68,191,889	68,191,889

Earnings (loss) per common share for the three-month and nine-month periods ended September 30, 2009 and 2008 excludes the effects of 58,660,844 and 49,799,546 common share equivalents, respectively, since such inclusion would be anti-dilutive.  The excluded shares consist of common shares issuable upon exercise of outstanding stock options and warrants, or upon the conversion of convertible debt and convertible preferred stock.

Effective January 1, 2009, as required by current accounting standards, we began including unvested stock awards which contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), in the number of shares outstanding for both basic and diluted earnings per share calculations.  Under the accounting standards, the Company’s unvested restricted stock is considered a participating security.  All prior period earnings per share data presented were required to be adjusted retrospectively to conform to these provisions.  In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted earnings per share.  Due to our net loss, 964,000 and 450,000 shares of unvested restricted stock were excluded in determining basic and diluted loss per share for the three-month and nine-month periods ended September 30, 2009 and 2008, respectively.

7.	Inventory

From time to time, we capitalize certain inventory costs associated with our Lymphoseek® product prior to regulatory approval and product launch based on management’s judgment of probable future commercial use and net realizable value of the inventory.  We could be required to permanently write down previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors.  Conversely, our gross margins may be favorably impacted if some or all of the inventory previously written down becomes available and is used for commercial sale.  During the third quarter of 2009, we capitalized $525,000 of inventory costs associated with our Lymphoseek product.  During the three-month and nine-month periods ended September 30, 2008, we did not capitalize any inventory costs associated with our Lymphoseek product.

The components of net inventory are as follows:

	September 30, 2009 (unaudited)	December 31, 2008
Materials and component parts	$691,276	$112,637
Finished goods	347,131	431,489
Total	$1,038,407	$544,126

8.	Intangible Assets

Our intangible assets consist primarily of patents and trademarks.  Details about our intangible assets are as follows:

	September 30, 2009			December 31, 2008
	Wtd Avg Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents and trademarks	0.2 yrs	$519,896	$440,018	$459,431	$433,358

The estimated amortization expense for the next five fiscal years is as follows:

Estimated Amortization Expense
For the year ended 12/31/2009[1]	$126,228
For the year ended 12/31/2010	2,393
For the year ended 12/31/2011	1,088
For the year ended 12/31/2012	885
For the year ended 12/31/2013	126

[1]
Amortization expense for the year ended 12/31/2009 includes approximately $113,000 of intangible asset amortization related to Cardiosonix, which is included in loss from discontinued operations.  Intangible asset amortization related to Cardiosonix stopped during the third quarter of 2009 as a result of the decision to discontinue the operations of Cardiosonix and hold the associated assets for sale.

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

The activity in the warranty reserve account for the three-month and nine-month periods ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Warranty reserve at beginning of period	$71,412	$87,679	$72,643	$115,395
Provision for warranty claims and changes in reserve for warranties	10,021	3,932	65,172	13,894
Payments charged against the reserve	(21,369)	(18,816)	(77,751)	(56,494)
Warranty reserve at end of period	$60,064	$72,795	$60,064	$72,795

10.	Convertible Securities

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

The conversion option and two put options associated with the Series A Note were considered derivative instruments at origination and were required to be bifurcated from the Series A Note and accounted for separately.  In addition, the Series W Warrant was accounted for as a liability at origination due to the existence of certain provisions in the instrument.  As a result, we recorded a total aggregate derivative liability of $2.6 million on the date of issuance of the Series A Note and Series W Warrant.  The fair value of the bifurcated conversion option and put options was approximately $1.45 million on the date of issuance.  The fair value of the Series W Warrant was approximately $1.15 million on the date of issuance and was determined using the Black-Scholes option pricing model with the following assumptions:  an average risk-free interest rate of 3.7%, volatility of 94% and no expected dividend rate.

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

In April 2008, we completed the second closing under the December 2007 Montaur SPA, as amended, pursuant to which we issued Montaur a 10% Series B Convertible Senior Secured Promissory Note in the principal amount of $3,000,000, due December 26, 2011; and a Series X Warrant to purchase 8,333,333 shares of our common stock at an exercise price of $0.46 per share, expiring in April 2013.  The two put options related to the Series B Note were considered derivative instruments at origination and were required to be bifurcated from the Series B Note and accounted for separately.  The fair value of the bifurcated put options was approximately $258,000 on the date of issuance.  The value of the beneficial conversion feature of the Series B Note was estimated at $1.44 million based on the effective conversion price at the date of issuance.  The fair value of the Series X Warrant was approximately $1.28 million on the date of issuance and was determined using the Black-Scholes option pricing model with the following assumptions:  an average risk-free interest rate of 2.6%, volatility of 95% and no expected dividend rate.  The initial aggregate fair value of the beneficial conversion feature and put options related to the Series B Note, and the fair value of the Series X Warrant of $2.98 million were recorded as discounts on the note and are being amortized over the term of the note using the effective interest method.  We incurred $188,000 of costs related to completing the second Montaur financing, which were recorded in other assets on the consolidated balance sheet.  The deferred financing costs are being amortized using the effective interest method over the term of the note.

In December 2008, after we obtained 135 vital blue dye lymph nodes from patients who had completed surgery and the injection of Lymphoseek in a Phase 3 clinical trial in patients with breast cancer or melanoma, we issued Montaur 3,000 shares of our 8% Preferred Stock and a five-year Series Y warrant to purchase 6,000,000 shares of our common stock, at an exercise price of $0.575 per share, for an aggregate purchase price of $3,000,000.  The “Liquidation Preference Amount” for the Preferred Stock is $1,000 and the “Conversion Price” of the Preferred Stock was set at $0.50 on the date of issuance, thereby making the shares of Preferred Stock convertible into an aggregate 6,000,000 shares of our common stock, subject to adjustment as described in the Certificate of Designations.  The value of the beneficial conversion feature of the Preferred Stock was estimated at $1.55 million based on the effective conversion price at the date of issuance.  The put option was considered a derivative instrument at origination and was required to be bifurcated from the Preferred Stock and accounted for separately.  The fair value of the bifurcated put option was approximately $216,000 on the date of issuance.  The fair value of the Series Y warrant was approximately $2.07 million on the date of issuance and was determined using the Black-Scholes option pricing model with the following assumptions:  an average risk-free interest rate of 1.7%, volatility of 74% and no expected dividend rate.  The relative fair value of the warrant of $1.13 million was recorded to equity.

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

The changes in terms of the Montaur Notes, the Preferred Stock and the Montaur Warrants were treated as an extinguishment of debt for accounting purposes.  The Company recorded an additional $5.6 million in mark-to-market adjustments related to the increase in the Company’s common stock from June 30 to July 24, 2009.  As a result of the extinguishment treatment associated with the elimination of the price reset features, the Company also recorded $16.2 million in non-cash loss on the extinguishment and reclassified $27.0 million in derivative liabilities to additional paid-in capital.  Following the extinguishment, the Company’s balance sheet reflects the face value of the $10 million due to Montaur pursuant to the Montaur Notes.

During the three-month periods ended September 30, 2009 and 2008, we recorded interest expense of $47,000 and $154,000, respectively, related to amortization of the debt discount related to our convertible notes.  During the nine-month periods ended September 30, 2009 and 2008, we recorded interest expense of $353,000 and $433,000, respectively, related to amortization of the debt discount related to our convertible notes.  During the three-month periods ended September 30, 2009 and 2008, we recorded interest expense of $9,000 and $28,000, respectively, related to amortization of the deferred financing costs related to our convertible notes.  During the nine-month periods ended September 30, 2009 and 2008, we recorded interest expense of $67,000 and $80,000, respectively, related to amortization of the deferred financing costs related to our convertible notes.

11.	Derivative Instruments

Effective January 1, 2009, we adopted a new accounting standard which clarified the determination of whether equity-linked instruments (or embedded features), such as our convertible securities and warrants to purchase our common stock, are considered indexed to our own stock, which would qualify as a scope exception.  As a result of adopting the new standard, certain embedded features of our convertible securities, as well as warrants to purchase our common stock, that were previously treated as equity have been considered derivative liabilities since the beginning of 2009.  We do not use derivative instruments for hedging of market risks or for trading or speculative purposes.

The impact of the January 1, 2009 adoption of the new accounting standard is summarized in the following table:

	December 31, 2008	Impact of New Accounting Standard Adoption	January 1, 2009
Other assets	$594,449	$2,104	$596,553
Total assets	$9,619,450		$9,621,554

Notes payable to investors, net of discounts	$4,998,851	(54,396)	$4,944,455
Derivative liabilities	853,831	13,017,540	13,871,371
Total liabilities	$9,645,175		$22,608,319

Additional paid-in capital	$145,742,044	(8,948,089)	$136,793,955
Accumulated deficit	(148,840,015)	(4,012,951)	(152,852,966)
Total stockholders’ deficit	$(3,025,725)		$(15,986,765)

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

The estimated fair values of the derivative liabilities are recorded as non-current liabilities on the consolidated balance sheet.  Changes in the estimated fair values of the derivative liabilities are recorded in the consolidated statement of operations. The effect of marking the derivative liabilities to market at March 31, 2009 resulted in a net decrease in the estimated fair values of the derivative liabilities of $1.5 million which was recorded as non-cash income during the first quarter of 2009.  The effect of marking the derivative liabilities to market at June 30, 2009 resulted in a net increase in the estimated fair values of the derivative liabilities of $13.2 million which was recorded as non-cash expense during the second quarter of 2009.  On July 24, 2009, we entered into a Securities Amendment and Exchange Agreement with Montaur, pursuant to which Montaur agreed to the amendment and restatement of the terms of the Montaur Notes, the Preferred Stock, and the Montaur Warrants.  As a result, the Company recorded an additional $5.6 million in mark-to-market adjustments related to the increase in the Company’s common stock from June 30 to July 24, 2009, and reclassified $27.0 million in derivative liabilities related to the Montaur Notes, the Preferred Stock, and the Montaur Warrants to additional paid-in capital.  Also on July 24, 2009, Montaur exercised 2,844,319 of their Series Y Warrants, which resulted in a decrease in the related derivative liability of $2.2 million.  The effect of marking the Company’s remaining derivative liabilities to market at September 30, 2009 resulted in a net increase in the estimated fair values of the derivative liabilities of $705,000 which was recorded as non-cash expense during the third quarter of 2009.  The total estimated fair value of the derivative liabilities was $2.7 million as of September 30, 2009.  See Note 10.

12.	Stock Warrants

During the first nine months of 2009, David C. Bupp, our President and CEO, exercised 50,000 Series Q Warrants in exchange for issuance of 50,000 shares of our common stock, resulting in gross proceeds of $25,000.  The remaining 325,000 Series Q Warrants held by Mr. Bupp expired during the period.  During the same period, another Bupp Investor exercised 50,000 Series V Warrants in exchange for issuance of 50,000 shares of our common stock, resulting in gross proceeds of $16,000.  Also during the first nine months of 2009, certain outside investors exercised a total of 1,010,000 Series U Warrants on a cashless basis in exchange for issuance of 541,555 shares of our common stock.

On July 24, 2009, in conjunction with entering into a Securities Amendment and Exchange Agreement, Montaur exercised 2,844,319 Series Y Warrants in exchange for issuance of 2,844,319 shares of our common stock, resulting in gross proceeds of $1.6 million.  In September 2009, Montaur exercised their remaining 3,155,681 Series Y Warrants in exchange for issuance of 3,155,681 shares of our common stock, resulting in additional gross proceeds of $1.8 million.  See Note 10.

At September 30, 2009, there are 18.4 million warrants outstanding to purchase our common stock.  The warrants are exercisable at prices ranging from $0.31 to $0.97 per share with a weighted average exercise price of $0.48 per share.

13.	Income Taxes

We account for income taxes in accordance with current accounting standards, which include guidance on the accounting for uncertainty in income taxes recognized in the financial statements.  Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  No adjustment was made to the beginning retained earnings balance as the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility.  As a result, no liability for uncertain tax positions was recorded as of September 30, 2009.  Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense.

14.	Segment Information

We report information about our operating segments using the “management approach” in accordance with current accounting standards.  This information is based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance.  Our reportable segments are identified based on differences in products, services and markets served.  There were no inter-segment sales.  We own or have rights to intellectual property involving two primary types of medical device products, including oncology instruments currently used primarily in the application of sentinel lymph node biopsy, and blood flow measurement devices.  We also own or have rights to intellectual property related to several drug and therapy products.

The information in the following table is derived directly from each reportable segment’s financial reporting.

($ amounts in thousands) Three Months Ended September 30, 2009	Oncology Devices	Blood Flow Devices	Drug and Therapy Products	Corporate	Total

Net sales:
United States[1]	$2,477	$—	$—	$—	$2,477
International	85	—	—	—	85
License and other revenue	25	—	—	—	25
Research and development expenses	220	—	985	—	1,205
Selling, general and administrative expenses, excluding depreciation and amortization[2]	26	—	—	705	731
Depreciation and amortization	32	—	1	15	48
Income (loss) from operations	1,382	—	(986)	(720)	(324)
Other income (expenses)[4]	—	—	—	(22,904)	(22,904)
Loss from discontinued operations	—	(1,781)	—	—	(1,781)
Total assets, net of depreciation and amortization:
United States operations	2,148	—	555	6,481	9,184
Discontinued operations	—	31	—	—	31
Capital expenditures	12	—	—	4	16

($ amounts in thousands) Three Months Ended September 30, 2008	Oncology Devices	Blood Flow Devices	Drug and Therapy Products	Corporate	Total

Net sales:
United States[1]	$1,630	$—	$—	$—	$1,630
International	85	—	—	—	85
Research and development expenses	267	—	1,474	—	1,741
Selling, general and administrative expenses, excluding depreciation and amortization[2]	7	—	—	656	663
Depreciation and amortization	32	—	1	12	45
Income (loss) from operations[3]	768	—	(1,475)	(668)	(1,375)
Other income (expenses)[4]	—	—	—	(374)	(374)
Loss from discontinued operations	—	(141)	—		(141)
Total assets, net of depreciation and amortization:
United States operations	1,796	—	26	3,537	5,359
Discontinued operations	—	1,990	—	—	1,990
Capital expenditures	2	—	—	51	53

($ amounts in thousands) Nine Months Ended September 30, 2009	Oncology Devices	Blood Flow Devices	Drug and Therapy Products	Corporate	Total

Net sales:
United States[1]	$6,745	$—	$—	$—	$6,745
International	253	—	—	—	253
License and other revenue	75	—	—	—	75
Research and development expenses	857	—	2,873	—	3,730
Selling, general and administrative expenses, excluding depreciation and amortization[2]	95	—	—	2,167	2,262
Depreciation and amortization	108	—	3	45	156
Income (loss) from operations	3,683	—	(2,876)	(2,212)	(1,405)
Other income (expenses)[4]	—	—	—	(36,016)	(36,016)
Loss from discontinued operations	—	(1,892)	—	—	(1,892)
Total assets, net of depreciation and amortization:
United States operations	2,148	—	555	6,481	9,184
Discontinued operations	—	31	—	—	31
Capital expenditures	13	—	—	62	75

($ amounts in thousands) Nine Months Ended September 30, 2008	Oncology Devices	Blood Flow Devices	Drug and Therapy Products	Corporate	Total

Net sales:
United States[1]	$5,513	$—	$—	$—	$5,513
International	117	—	—	—	117
Research and development expenses	718	—	2,366	—	3,084
Selling, general and administrative expenses, excluding depreciation and amortization[2]	7	—	—	2,122	2,129
Depreciation and amortization	86	—	1	32	119
Income (loss) from operations[3]	2,694	—	(2,367)	(2,154)	(1,827)
Other income (expenses)[4]	—	—	—	(1,649)	(1,649)
Loss from discontinued operations	—	(460)	—	—	(460)
Total assets, net of depreciation and amortization:
United States operations	1,796	—	26	3,537	5,359
Discontinued operations	—	1,990	—	—	1,990
Capital expenditures	4	—	18	76	98

[1]	All sales to EES are made in the United States. EES distributes the product globally through its international affiliates.
[2]
General and administrative expenses, excluding depreciation and amortization, represent costs that relate to the general administration of the Company and as such are not currently allocated to our individual reportable segments.

[3]	Income (loss) from operations does not reflect the allocation of general and administrative expenses, excluding depreciation and amortization, to the operating segments.
[4]	Amounts consist primarily of interest income, interest expense and changes in derivative liabilities which are not currently allocated to our individual reportable segments.

15.	Supplemental Disclosure for Statements of Cash Flows

During the nine-month periods ended September 30, 2009 and 2008, we paid interest aggregating $163,000 and $753,000, respectively.  During the nine-month periods ended September 30, 2009 and 2008, we transferred $33,000 and $127,000, respectively, of inventory to fixed assets related to the creation and maintenance of a pool of service loaner equipment.  During the nine-month period ended September 30, 2008, we purchased equipment under a capital lease totaling $20,000.  During the nine-month period ended September 30, 2009, we issued 957,708 shares of our common stock as payment of interest on our convertible debt and dividends on our convertible preferred stock.  During the nine-month periods ended September 30, 2009 and 2008, we issued 80,883 and 114,921 shares of common stock, respectively, as matching contributions to our 401(k) Plan.

16.	Subsequent Event

On October 30, 2009, the Compensation, Nominating and Governance (CNG) Committee of the Board of Directors granted 373,000 stock options to Neoprobe’s officers and employees with an exercise price of $1.10.  Also on October 30, 2009, the CNG Committee granted 760,000 shares of restricted stock to Neoprobe’s officers and directors that will vest based on certain defined performance objectives.  See Note 4.

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

We believe that the future prospects for Neoprobe continue to improve as we make progress in all of our key growth areas, especially related to our Lymphoseek initiative.  Despite the current global economic conditions, our gamma device line continues to provide a strong revenue base.  Due in part to the increased revenue share we receive from EES starting in January 2009, we expect overall revenue for our gamma device line for 2009 to be higher than 2008.  Our primary development efforts over the last few years have been focused on our oncology drug development initiatives: Lymphoseek and RIGScan CR.  We continue to make progress with both initiatives; however, neither Lymphoseek nor RIGScan CR is anticipated to generate any significant revenue for us during 2009 or 2010.

In August 2009, our Board of Directors decided to discontinue operations of Cardiosonix and to attempt to divest our Cardiosonix subsidiary.  This decision was based on the determination that the blood flow measurement device segment was no longer considered a strategic initiative to the Company, due in large part to positive events in our other development initiatives.  Until a sale is completed, we expect to continue to generate modest revenues and incur minimal expenses related to our blood flow measurement device business.

Our operating expenses during the first nine months of 2009 were focused primarily on support of Lymphoseek product development.  In addition, we continued to modestly invest in our gamma detection device line related to product line expansion and innovation.  We expect our drug-related development expenses to increase significantly over the remainder of 2009 as we continue the second multi-center Phase 3 clinical evaluation of Lymphoseek and support the other drug stability and production validation activities related to supporting the potential marketing registration of Lymphoseek.  We expect to continue to incur modest development expenses to support our device product lines as well as we work with our marketing partners to expand our product offerings in the gamma device arena.

Our efforts thus far in 2009 have resulted in the following milestone achievements:

•
Completed the first Phase 3 clinical trial of Lymphoseek (NEO3-05) in patients with breast cancer or melanoma and announced that the primary efficacy endpoint was exceeded with no drug-related safety events reported.

•	Initiated patient enrollment in a second Phase 3 clinical trial of Lymphoseek (NEO3-06 or the “Sentinel” trial) in patients with head and neck squamous cell carcinoma.

•	Initiated drug development activities for RIGScan CR to support a Phase 3 study.

•	Began a new five-year term of our EES gamma detection device distribution agreement.

•	Added a high energy (F-18) probe to our gamma detection device product portfolio.

•
Completed a debt restructuring agreement allowing reclassification of a majority of the Company’s derivative liabilities and resulting in the exercise of the Series Y Warrants, producing $3.45 million in cash flow to the Company.

In June 2008, we initiated the NEO3-05 study, which was a Phase 3 study to support the filing of a new drug application for Lymphoseek.  This trial was conducted in patients with either breast cancer or melanoma and was designed to determine the concordance of Lymphoseek uptake in lymph nodes with the uptake of vital blue dye in the same lymph nodes.  In March 2009, we announced that we had reached the original patient accrual target and, based on a review of preliminary data, the efficacy endpoint for the trial had been achieved.  We have completed a full audit of the clinical data and have confirmed that the primary clinical endpoint was statistically achieved.  Final audited data from the trial is expected to be presented at medical meetings and published in peer-reviewed publications later this year and early in 2010.

In June 2009, we initiated a second Phase 3 clinical trial to be conducted in patients with head and neck squamous cell carcinoma (NEO3-06 or the “Sentinel” trial).  The Sentinel study is designed to validate Lymphoseek as a sentinel lymph node targeting agent.  Our discussions with FDA and EMEA have also suggested that the Sentinel trial will further support the use of Lymphoseek in sentinel lymph node biopsy procedures.  We believe the outcome of the trial will be beneficial to the marketing and commercial adoption of Lymphoseek in the U.S. and European Union (EU).  We plan to have approximately 25 – 35 participating institutions in the Sentinel trial.  We hope a larger number of participating sites than we have had in previous trials will ultimately enable us to enroll patients at a more rapid rate.  The trial protocol is currently under review at a number of these institutions and patient recruitment and enrollment is actively underway.  The accrual rate for trials of this nature is highly dependent on the timing of institutional review board (IRB) approvals of the NEO3-06 protocol.  Our experience in the NEO3-05 trial has shown that this process may be lengthening due to risk management concerns on the part of hospitals participating in clinical trials and other factors.

We plan to use the safety and efficacy results from the Phase 3 clinical evaluations of Lymphoseek, which will include sites in the EU, to support the drug registration application process in the EU as well as in the U.S.  During the fourth quarter of 2009, we plan to request an end of Phase 3 meeting with FDA to review the results of the NEO3-05 trial and to clarify our clinical development and regulatory submission plan.  Our goal remains to file the new drug application with FDA for Lymphoseek in mid-2010.  Depending on the timing of patient accrual, and the timing and outcome of the FDA regulatory review cycle, we believe that Lymphoseek can be commercialized in mid-2011.  We cannot assure you, however, that this product will achieve regulatory approval, or if approved, that it will achieve market acceptance.

Over the past few years, we have made progress in advancing our RIGScan CR development program while incurring minimal research expenses.  Our RIGS® technology, which had been essentially inactive since failing to gain approval following our original license application in 1997, has been the subject of renewed interest due primarily to the analysis of survival data related to patients who participated in the original Phase 3 clinical studies that were completed in 1996.  After a successful pre-submission meeting with EMEA in July 2008, we submitted a plan during the third quarter on how we would propose to complete clinical development for RIGScan CR.  The clinical protocol we submitted to EMEA involves approximately 400 patients in a randomized trial of patients with colorectal cancer.  The participants in the trial would be randomized to either a control or RIGS treatment arm.  Patients randomized to the RIGS arm would have their disease status evaluated at the end of their cancer surgery to determine the presence or absence of RIGS-positive tissue.  Patients in both randomized arms would be followed to determine if patients with RIGS-positive status have a lower overall survival rate and/or a higher occurrence of disease recurrence.  The hypothesis for the trial is based upon the data from the earlier NEO2-13 and NEO2-14 trial results.  EMEA cleared the protocol in December 2008.  We had planned to submit the protocol to FDA in December 2008 but were delayed awaiting confirmation that FDA has transferred responsibility for our IND from the Center for Biologics Evaluation and Review (CBER) division to the Center for Diagnostics Evaluation and Review (CDER) division.  We are currently planning to submit a pre-Phase 3 meeting request to FDA during the fourth quarter of 2009 in connection with a request for a Special Protocol Assessment.  As we endeavor to clarify the regulatory pathway for RIGScan CR, we have commenced the initial development activities for the production of RIGScan CR consistent with the scientific advice received from EMEA.

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

In 2005, we formed a new subsidiary, Cira Bio, to explore the development of ACT.  Neoprobe owns approximately 90% of the outstanding shares of Cira Bio with the remaining shares being held by the principals of a private holding company, Cira LLC.  In conjunction with the formation of Cira Bio, an amended technology license agreement also was executed with The Ohio State University, from whom both Neoprobe and Cira LLC had originally licensed or optioned the various cellular therapy technologies.  As a result of the cross-license agreements, Cira Bio has the exclusive development and commercialization rights to three issued U.S. patents that cover the oncology and autoimmune applications of its technology.  In addition, Cira Bio has exclusive licenses to several pending patent applications.  We hope to identify a funding source to continue Cira Bio’s development efforts.  If we are successful in identifying a funding source, we expect that any funding would likely be accomplished by an investment directly into Cira Bio, so that the funds raised would not dilute current Neoprobe shareholders.  Obtaining this funding would likely dilute Neoprobe’s ownership interest in Cira Bio; however, we believe that moving forward such a promising technology will only yield positive results for the Neoprobe stockholders and the patients who could benefit from these treatments.  We have been encouraged by recent media speculation regarding the potential connection of a retrovirus with chronic fatigue syndrome and the potential use of ACT to develop a treatment, which may stimulate some interest in our ACT platform.   However, we do not know if we will be successful in obtaining funding on terms acceptable to us, or at all.  In the event we fail to obtain financing for Cira Bio, the technology rights for the oncology applications of ACT may revert back to Neoprobe and the technology rights for the viral and autoimmune applications may revert back to Cira LLC upon notice by either party.

We expect that revenues from our gamma detection devices will result in a net profit in 2009 for that line of business, excluding general and administrative costs, interest and other financing-related charges.  Our overall operating results for 2009 will also be greatly affected by the amount of development of our radiopharmaceutical products.  Primarily as a result of the significant development costs we expect to incur related to the continued clinical development of Lymphoseek, we do not expect to achieve operating profit during 2009.  In addition, our net loss and loss per share will likely be significantly impacted by the non-cash expense we have recorded year-to-date due to the accounting treatment for the derivative liabilities related to the convertible debt we issued in December 2007 and April 2008 and the convertible preferred stock we issued in December 2008.  We cannot assure you that our current or potential new products will be successfully commercialized, that we will achieve significant product revenues, or that we will achieve or be able to sustain profitability in the future.

Results of Operations

Revenue for the first nine months of 2009 increased to $7.1 million from $5.6 million for the same period in 2008.  Research and development expenses, as a percentage of net sales, decreased slightly to 53% during the first nine months of 2009 from 55% during the same period in 2008.  Selling, general and administrative expenses, as a percentage of net sales, decreased to 35% during the first nine months of 2009 from 40% during the same period in 2008.  Due to the ongoing development activities of the Company, research and development expenses as a percentage of sales are expected to be somewhat higher in 2009 than they were in 2008.

Three Months Ended September 30, 2009 and 2008

Net Sales and Margins.  Net sales of our gamma detection systems increased $847,000, or 49%, to $2.6 million during the third quarter of 2009 from $1.7 million during the same period in 2008.  Gross margins on net sales increased slightly to 64% of net sales for the third quarter of 2009 compared to 63% of net sales for the same period in 2008.

The increase in net sales was the result of increased gamma detection device sales of $803,000, increased gamma detection device extended service contract revenue of $22,000 and increased gamma detection device non-warranty service revenue of $22,000.  The increase in gamma detection device sales was primarily due to increased unit sales partially offset by decreased unit prices of our control units and probes.  The increase in unit sales compared to the prior year can be partially attributed to sales of our new high energy probes and wireless laparoscopic probes, both of which were launched during the last 12 months.  The price at which we sell our gamma detection products to our primary marketing partner, Ethicon Endo-Surgery, Inc. (EES), a Johnson & Johnson company, is based on a percentage of the global average selling price (ASP) received by EES on sales of Neoprobe products to end customers, subject to a minimum floor price.  The ASP received by EES on sales outside the U.S. decreased during the third quarter of 2009.  This decrease was partially offset by an increased percentage of ASP for certain products under the terms of our amended distribution agreement with EES, which Neoprobe began receiving in January 2009.  The increase in gross margins on net product sales was due to a combination of factors including the increased percentage of ASP received by Neoprobe from EES, offset by the decreased ASP on ex-U.S. sales.

Research and Development Expenses.  Research and development expenses decreased $537,000, or 31%, to $1.2 million during the third quarter of 2009 from $1.7 million during the same period in 2008.  Research and development expenses in the third quarter of 2009 included approximately $985,000 in drug and therapy product development costs and $220,000 in gamma detection device development costs.  This compares to expenses of $1.5 million and $268,000 in these segment categories during the same period in 2008.  The changes in each category were primarily due to (i) decreased non-clinical testing, validation and process development activities related to Lymphoseek and decreased costs related to the Phase 3 clinical trials of Lymphoseek, and (ii) increased development costs of our new high energy detection probe offset by decreased development costs of our wireless laparoscopic and other products in the third quarter of 2009, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $71,000, or 10%, to $779,000 during the third quarter of 2009 from $708,000 during the same period in 2008.  The net difference was due primarily to increases in compensation costs offset by decreases in investor relations fees.

Other Income (Expense).  Other expense, net increased $22.5 million to $22.9 million during the third quarter of 2009 from $374,000 during the same period in 2008.  During the third quarter of 2009, we recorded a $16.2 million non-cash loss on extinguishment of debt related to changes in the terms of our convertible debt, convertible preferred stock and the related warrants to purchase our common stock.  Also during the third quarter of 2009, we recorded a $6.3 million increase in derivative liabilities resulting from the accounting treatment for the convertible debt agreements we executed in December 2007 and April 2008, the convertible preferred stock we issued in December 2008, and the related warrants to purchase our common stock, which contained certain provisions that resulted in their being treated as derivative liabilities under new accounting guidance effective January 1, 2009.  During the third quarter of 2008, we recorded a $59,000 decrease in derivative liabilities.  Interest expense, primarily related to the convertible debt agreements we completed in December 2007 and April 2008, decreased $126,000 to $331,000 during the third quarter of 2009 from $457,000 for the same period in 2008.  Of this interest expense, $55,000 and $181,000 in the third quarters of 2009 and 2008, respectively, was non-cash in nature related to the amortization of debt issuance costs and discounts resulting from the warrants and conversion features of the convertible debt.  An additional $250,000 of interest expense in the third quarter of 2009 was non-cash in nature due to the payment or accrued payment of interest on our convertible debt with shares of our common stock.

Discontinued Operations.  During the third quarter of 2009, we made the decision to discontinue operations of the blood flow measurement device segment of our business as the segment was no longer considered a strategic initiative to the Company.  This determination was based in large part on positive events in our other development initiatives.  As a result, we recorded an impairment loss related to discontinued operations of $1.7 million during the third quarter of 2009.  Total revenues from discontinued operations were $9,000 and $85,000 in the first nine months of 2009 and 2008, respectively.  The net loss from discontinued operations was $52,000 and $141,000 for the third quarter of 2009 and 2008, respectively.

Nine Months Ended September 30, 2009 and 2008

Net Sales and Margins.  Net sales of our gamma detection systems increased $1.4 million, or 24%, to $7.0 million during the first nine months of 2009 from $5.6 million during the same period in 2008.  Gross margins on net sales increased to 67% of net sales for the first nine months of 2009 compared to 62% of net sales for the same period in 2008.

The increase in net sales was the result of increased gamma detection device sales of $1.3 million, increased gamma detection device extended service contract revenue of $69,000 and increased gamma detection device non-warranty service revenue of $45,000.  The increase in gamma detection device sales was primarily due to increased unit prices of our control units and detector probes.  The increase in net sales compared to the prior year can also be partially attributed to sales of our new high energy probes and wireless laparoscopic probes, both of which were launched during the last 12 months.  The price at which we sell our gamma detection products to EES is based on a percentage of the global ASP received by EES on sales of Neoprobe products to end customers, subject to a minimum floor price.  In January 2009, Neoprobe began receiving an increased percentage of ASP for certain products under the terms of our amended distribution agreement with EES.  The increase in gross margins on net product sales was due to a combination of factors including the increased percentage of ASP received by Neoprobe from EES.

Research and Development Expenses.  Research and development expenses increased $646,000, or 21%, to $3.7 million during the first nine months of 2009 from $3.1 million during the same period in 2008.  Research and development expenses in the first nine months of 2009 included approximately $2.9 million in drug and therapy product development costs and $857,000 in gamma detection device development costs.  This compares to expenses of $2.4 million and $718,000 in these segment categories during the same period in 2008.  The changes in each category were primarily due to (i) increased costs related to the Phase 3 clinical trials of Lymphoseek offset by decreased non-clinical testing, validation and process development activities related to Lymphoseek, and (ii) decreased development costs of our neoprobe GDS control unit and wireless laparoscopic probe, offset by increased development costs of our new high energy detection probe and other products in the first nine months of 2009, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $169,000, or 8%, to $2.4 million during the first nine months of 2009 from $2.2 million during the same period in 2008.  The net difference was due primarily to increases in compensation and utilities costs offset by decreases in investor relations fees.

Other Income (Expense).  Other expense, net increased $34.4 million to $36.0 million during the first nine months of 2009 from $1.6 million during the same period in 2008.  During the first nine months of 2009, we recorded a $16.2 million non-cash loss on extinguishment of debt related to changes in the terms of our convertible debt, convertible preferred stock and the related warrants to purchase our common stock.  Also during the first nine months of 2009, we recorded a $18.5 million increase in derivative liabilities resulting from the accounting treatment for the convertible debt agreements we executed in December 2007 and April 2008, the convertible preferred stock we issued in December 2008, and the related warrants to purchase our common stock, which contained certain provisions that resulted in their being treated as derivative liabilities under new accounting guidance effective January 1, 2009.  During the first nine months of 2008, we recorded a $441,000 increase in derivative liabilities.  Interest expense, primarily related to the convertible debt agreements we completed in December 2007 and April 2008, decreased $9,000 to $1.25 million during the first nine months of 2009 from $1.26 million for the same period in 2008.  Of this interest expense, $420,000 and $515,000 in the first nine months of 2009 and 2008, respectively, was non-cash in nature related to the amortization of debt issuance costs and discounts resulting from the warrants and conversion features of the convertible debt.  An additional $667,000 of interest expense in the first nine months of 2009 was non-cash in nature due to the payment or accrued payment of interest on our convertible debt with shares of our common stock.

Discontinued Operations.  During the third quarter of 2009, we made the decision to discontinue operations of the blood flow measurement device segment of our business as the segment was no longer considered a strategic initiative to the Company.  This determination was based in large part on positive events in our other development initiatives.  As a result, we recorded an impairment loss related to discontinued operations of $1.7 million during the third quarter of 2009.  Total revenues from discontinued operations were $82,000 and $209,000 in the first nine months of 2009 and 2008, respectively.  The net loss from discontinued operations was $163,000 and $460,000 for the first nine months of 2009 and 2008, respectively.

Liquidity and Capital Resources

Cash balances including short term available-for-sale securities increased to $6.0 million at September 30, 2009 from $4.1 million at December 31, 2008.  The net increase was primarily due to cash received for the issuance of common stock related to the exercise of warrants, partially offset by cash used to fund our operations, mainly for research and development activities.  The current ratio increased to 3.6:1 at September 30, 2009 from 3.1:1 at December 31, 2008.

Operating Activities.  Cash used in operations decreased $486,000 to $1.2 million during the first nine months of 2009 compared to $1.7 million during the same period in 2008.

Accounts receivable decreased to $1.4 million at September 30, 2009 from $1.6 million at December 31, 2008.  The decrease was primarily a result of normal fluctuations in timing of purchases and payments by EES.  We expect overall receivable levels will continue to fluctuate during the remainder of 2009 depending on the timing of purchases and payments by EES.

Inventory levels increased to $1.0 million at September 30, 2009 compared to $544,000 at December 31, 2008.  The first commercial-grade lot of the active pharmaceutical ingredient of Lymphoseek was produced during the third quarter of 2009.  Gamma detection finished device inventory decreased as sales of detector probes increased.  Gamma detection device materials inventory increased in preparation for detector probe production.  We expect inventory levels to fluctuate during the remainder of 2009 depending on the timing of production and sales to EES.

Investing Activities. Investing activities provided $353,000 during the first nine months of 2009 compared to $111,000 used during the same period in 2008.  Available-for-sale securities of $494,000 matured during the first nine months of 2009.  Capital expenditures of $75,000 and $98,000 during the first nine months of 2009 and 2008, respectively, were primarily for computers, software, and production and laboratory equipment.  We expect our overall capital expenditures for 2009 will be comparable to 2008 as we prepare for the commercial production of Lymphoseek.  Payments for patent and trademark costs were $66,000 and $14,000 during the first nine months of 2009 and 2008, respectively.

Financing Activities.  Financing activities provided $3.3 million during the first nine months of 2009 compared to $2.9 million provided during the same period in 2008.  Proceeds from the issuance of common stock were $3.6 million and $232,000 during the first nine months of 2009 and 2008, respectively.  Payments of stock offering costs were $111,000 and $1,000 during the first nine months of 2009 and 2008, respectively.  Proceeds from notes payable were $3.0 million during the first nine months of 2008.  Payments of debt issuance costs were $20,000 and $200,000 during the first nine months of 2009 and 2008, respectively.  Payments of notes payable were $138,000 and $125,000 during the first nine months of 2009 and 2008, respectively.

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

On July 24, 2009, we entered into a Securities Amendment and Exchange Agreement with Montaur, pursuant to which Montaur agreed to the amendment and restatement of the terms of the Montaur Notes, the Preferred Stock, and the Montaur Warrants.  The Series A Note was amended to grant Montaur conversion rights with respect to the $3.5 million portion of the Series A Note that was previously not convertible.  The newly convertible portion of the Series A Note is convertible at $0.9722 per share.  The amendments also eliminated certain price reset features of the Montaur Notes, the Preferred Stock and the Montaur Warrants that had created significant non-cash derivative liabilities on the Company’s balance sheet.  In conjunction with this transaction, we issued Montaur a Series AA Warrant to purchase 2.4 million shares of our common stock at an exercise price of $0.97 per share, expiring in July 2014.  The changes in terms of the Montaur Notes, the Preferred Stock and the Montaur Warrants was treated as an extinguishment of debt for accounting purposes.  The Company recorded an additional $5.6 million in mark-to-market adjustments related to the increase in the Company’s common stock from June 30 to July 24, 2009.  As a result of the extinguishment treatment associated with the elimination of the price reset features, the Company also recorded $16.2 million in non-cash loss on the extinguishment and reclassified $27.0 million in derivative liabilities to additional paid-in capital.  Following the extinguishment, the Company’s balance sheet reflects the face value of the $10 million due to Montaur pursuant to the Montaur Notes.  In connection with this transaction, Montaur exercised 2,844,319 Series Y Warrants in exchange for issuance of 2,844,319 shares of our common stock, resulting in gross proceeds of $1,635,483 received in July 2009.  Montaur also exercised their remaining 3,155,681 Series Y Warrants in exchange for issuance of 3,155,681 shares of our common stock, resulting in additional gross proceeds of $1,814,517 received in September 2009.

In connection with the Montaur SPA, the term of the $1.0 million Bupp Note was extended to December 27, 2011, one day following the maturity date of the Montaur Notes.  In consideration for the Bupp Investors’ agreement to extend the term of the Bupp Note pursuant to an Amendment to the Bupp Purchase Agreement, dated December 26, 2007, we agreed to provide security for the obligations evidenced by the Amended 10% Convertible Note in the principal amount of $1,000,000, due December 31, 2011, executed by Neoprobe in favor of the Bupp Investors (the Amended Bupp Note), under the terms of a Security Agreement, dated December 26, 2007, by and between Neoprobe and the Bupp Investors (the Bupp Security Agreement).  This security interest is subordinate to the security interest of Montaur.  As further consideration for extending the term of the Bupp Note, we issued the Bupp Investors Series V Warrants to purchase 500,000 shares of our common stock at an exercise price of $0.32 per share, expiring in December 2012.  The Amended Bupp Note had an outstanding principal amount of $1.0 million on September 30, 2009, and an outstanding principal amount of $1.0 million as of November 6, 2009.  During the first nine months of 2009, we paid none of the outstanding principal and paid $75,000 in interest due under the Amended Bupp Note.

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

Recent Accounting Developments

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which was primarily codified in FASB Accounting Standards CodificationTM (ASC) Topic 820, Fair Value Measurements and Disclosures.  FASB ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  FASB ASC 820 did not require any new fair value measurements.  FASB ASC 820 was initially effective for Neoprobe beginning January 1, 2008 for nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value on at least an annual basis.  In February 2008, the FASB decided to allow entities to electively defer the effective date of FASB ASC 820 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on at least an annual basis.  We began applying the fair value measurement and disclosure provisions of FASB ASC 820 to nonfinancial assets and liabilities effective January 1, 2009.  The application of such was not material to our consolidated results of operations or financial condition.  See Note 1(b) and Note 3.

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), Business Combinations, which was primarily codified in FASB ASC Topic 805, Business Combinations.  FASB ASC 805 requires that the acquisition method (formerly called the purchase method) of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  FASB ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets and liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date.  FASB ASC 805 also requires, among other things, that the acquisition-related costs be recognized separately from the acquisition.  FASB ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and was adopted by Neoprobe beginning January 1, 2009.  The effect the adoption of FASB ASC 805 will have on us will depend on the nature and size of acquisitions we complete in the future, if any.

Also in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51, which was primarily codified in FASB ASC Topic 810, Consolidation.   FASB ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  FASB ASC 810 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008, and was adopted by Neoprobe beginning January 1, 2009.  FASB ASC 810 is being applied prospectively as of the beginning of the fiscal year in which it was adopted, except for the presentation and disclosure requirements.  The presentation and disclosure requirements are being applied retrospectively for all periods presented.  The adoption of the new provisions of FASB ASC 810 did not have a material effect on our consolidated results of operations or financial condition.

In December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on EITF Issue No. 07-1, Accounting for Collaborative Arrangements, which was primarily codified in FASB ASC Topic 808, Collaborative Arrangements.  FASB ASC 808 defines a collaborative arrangement as well as the accounting for transactions between participants in a collaborative arrangement and between the participants in the arrangement and third parties.  FASB ASC 808 requires that both types of transactions be reported in each participant’s respective income statement.  We adopted the new provisions of FASB ASC 808 beginning January 1, 2009.  The adoption did not have a material effect on our consolidated results of operations or financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133, which was primarily codified in FASB ASC Topic 815, Derivatives and Hedging.  FASB ASC 815 provides an understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows.  We adopted the new provisions of FASB ASC 815 beginning January 1, 2009.  The adoption did not have a material impact on our derivative disclosures.  See Note 11.

In June 2008, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, which was primarily codified in FASB ASC Topic 815, Derivatives and Hedging.  The new provisions of FASB ASC 815 clarify the determination of whether equity-linked instruments (or embedded features), such as our convertible notes or warrants to purchase our common stock, are considered indexed to our own stock, which would qualify as a scope exception.  We adopted the new provisions of FASB ASC 815 beginning January 1, 2009.  The adoption had a material impact on our consolidated financial statements.  See Note 11.

Also in June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, which was primarily codified in FASB ASC Topic 260, Earnings Per Share.  FASB ASC 260 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are required to be included in the computation of earnings per share pursuant to the two-class method.  The two-class method of computing earnings per share includes an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared, whether paid or unpaid, and participation rights in undistributed earnings.  All prior period earnings per share data presented are required to be adjusted retrospectively to conform to the new provisions of FASB ASC 260.  We adopted the new provisions of FASB ASC 260 beginning January 1, 2009.  The adoption had no material impact on our earnings (loss) per share for the three-month and nine-month periods ended September 30, 2009 and 2008.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, and APB Opinion 28, Interim Financial Reporting, respectively.  FSP FAS 107-1 and APB 28-1 were primarily codified in FASB ASC Topic 825, Financial Instruments.  FASB ASC 825 requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to annual financial statements.  We adopted the new provisions of FASB ASC 825 beginning April 1, 2009.  As the new provisions of FASB ASC 825 provide only disclosure requirements, the adoption of this standard did not have an impact on our consolidated financial position, results of operations or cash flows, but did result in increased disclosures in the second and third quarters of 2009.  See Note 1(b).

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was primarily codified in FASB ASC Topic 855, Subsequent Events.  FASB ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  We adopted FASB ASC 855 beginning April 1, 2009.  The adoption of FASB ASC 855 did not have a material impact on our consolidated financial position, results of operations or cash flows.  We have evaluated subsequent events through November 16, 2009, the date our consolidated financial statements were issued.  See Note 1(a) and Note 16.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, which was primarily codified in FASB ASC Topic 105, Generally Accepted Accounting Principles.  FASB ASC 105 established the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP).  All guidance contained in FASB ASC 105 carries an equal level of authority.  FASB ASC 105 did not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  FASB ASC 105 superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in FASB ASC 105 became non-authoritative.  FASB ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The implementation of FASB ASC 105 did not impact our consolidated financial statements.

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

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We base these estimates and assumptions upon historical experience and existing, known circumstances.  Actual results could differ from those estimates.  Specifically, management may make significant estimates in the following areas:

•
Stock-Based Compensation. We account for stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation.  FASB ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values.  Compensation cost arising from stock-based awards is recognized as expense using the straight-line method over the vesting period.  We use the Black-Scholes option pricing model to value share-based payments.

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

•
Impairment or Disposal of Long-Lived Assets.  We account for long-lived assets in accordance with the provisions of FASB ASC Topic 360, Property, Plant and Equipment.  FASB ASC 360 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

•
Fair Value of Derivative Instruments.  We account for derivative instruments in accordance with FASB ASC Topic 815, Derivatives and Hedging.  FASB ASC 815 provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts.  We do not use derivative instruments for hedging of market risks or for trading or speculative purposes.  Effective January 1, 2009, we were required to adopt new provisions of FASB ASC 815 which clarified the determination of whether equity-linked instruments (or embedded features), such as our convertible securities and warrants to purchase our common stock, are considered indexed to our own stock, which would qualify as a scope exception.  As a result of adopting the new provisions of FASB ASC 815, certain embedded features of our convertible securities, as well as warrants to purchase our common stock, that were previously treated as equity are now considered derivative liabilities.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2009.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed and effective.

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

Changes in Control Over Financial Reporting

During the quarter ended September 30, 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the three-month period ended September 30, 2009, we issued 99,884 shares of our common stock in payment of June 2009 interest of $83,333 on the 10% Series A and Series B Convertible Senior Secured Promissory Notes held by Platinum Montaur Life Sciences, LLC (Montaur).  During the same period, we issued 71,917 shares of our common stock in payment of April-June 2009 dividends of $60,000 on the 8% Series A Cumulative Convertible Preferred Stock held by Montaur.  Also during the three-month period ended September 30, 2009, Montaur exercised 6,000,000 Series Y Warrants in exchange for issuance of 6,000,000 shares of our common stock, resulting in gross proceeds of $3,450,000, and we issued Montaur a Series AA Warrant to purchase 2,400,000 shares of our common stock at an exercise price of $0.97 per share, expiring in July 2014.  The issuances of the shares and warrants to Montaur were exempt from registration under Sections 4(2) and 4(6) of the Securities Act and Regulation D promulgated thereunder.

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
Dated: November 16, 2009

By:	/s/ David C. Bupp

David C. Bupp
President and Chief Executive Officer
(duly authorized officer; principal executive officer)

By:	/s/ Brent L. Larson

Brent L. Larson
Vice President, Finance and Chief Financial Officer
(principal financial and accounting officer)