Form 10-K
period 2009-12-31
NEOPROBE CORP
filed 2010-03-31
CIK 810509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to ________________ to ________________

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

Common Stock, par value $.001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                                                                                                        Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                                                                                                                                        Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                        Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 if this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                                                                    Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ☐ No ☒

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
Yes ☐  No ☒

The aggregate market value of shares of common stock held by non-affiliates of the registrant on June 30, 2009 was $66,881,198.

The number of shares of common stock outstanding on March 26, 2010 was 81,890,508.

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

PART I

Item 1.  Business

Development of the Business

Neoprobe Corporation (Neoprobe, the company or we) is a biomedical company that develops and commercializes innovative oncology products that enhance patient care and improve patient outcome.  We were originally incorporated in Ohio in 1983 and reincorporated in Delaware in 1988.  Our executive offices are located at 425 Metro Place North, Suite 300, Dublin, Ohio 43017.  Our telephone number is (614) 793-7500.

From our inception through 1998, we devoted substantially all of our efforts and resources to the research and clinical development of radiopharmaceutical and medical device technologies related to the intraoperative diagnosis and treatment of cancers, including our proprietary radioimmunoguided surgery (RIGS®) technology.  In 1998, U.S. and European regulatory agencies completed evaluations and discussions of the status of the regulatory pathway for our RIGS products, which coupled with our limited financial resources at the time, caused us to suspend our radiopharmaceutical development activities and refocus our operating strategy on our medical device business.  After achieving profitability in the fourth quarter of 1999 following this retrenchment, we expanded our medical device offerings at the beginning of 2002 through the acquisition of an Israeli company that was developing a line of blood flow measurement devices.

Although we had expanded our strategic focus with the addition of medical devices outside the oncology field, we continued to look for other avenues to reinvigorate our radiopharmaceutical development portfolio. In 2004, our efforts resulted in a number of positive events that caused us to take steps to re-activate our radiopharmaceutical and therapeutic initiatives. As a result of our efforts since 2004, we now have submitted data from a Phase 3 clinical trial of one of our radiopharmaceutical products, Lymphoseek®, to the U.S. Food and Drug Administration (FDA) for review and have held a successful meeting with FDA that has clarified the process for the near-term filing of a new drug application (NDA) to FDA. In addition, we are enrolling patients in a second Phase 3 clinical trial intended to further support and expand our proposed product labeling for Lymphoseek and to support European filing for the product. Interest in, and activity related to, our original radiopharmaceutical product, RIGScanTM CR, has also increased significantly in recent years as we received formal scientific advice in late 2008 from the European Medicinal Evaluation Agency (EMEA) regarding our regulatory and clinical development plans for RIGScan CR. We took steps during the fourth quarter of 2009 to obtain similar feedback from FDA through the submission of a pre-Phase 3 meeting request and Special Protocol Assessment (SPA) request for which we are currently waiting on a response. Our subsidiary, Cira Biosciences, Inc. (Cira Bio), is also evaluating the market opportunities for yet another technology platform, activated cellular therapy (ACT). The success we have been experiencing in recent years related to our drug development activities caused us, during 2009, to re-evaluate our product initiatives and strategies. As a result of this evaluation, we made the decision during the third quarter of 2009 to discontinue the operations of our blood flow measurement device product line and to look for opportunities to divest our Cardiosonix Ltd. subsidiary. We believe this decision will allow us to better focus on our oncology-related development platforms as we approach several key milestones in the coming twelve to eighteen months.

We believe that our virtual business model is unique within our industry as we combine revenue generation from medical devices to cover our public company overhead while we devote capital raised through financing efforts to the development of products such as Lymphoseek which possess even greater potential for shareholder return. In addition, we have sought to maintain a development pipeline with additional longer-term return potential such as RIGScan CR and ACT that provide the opportunity for incremental return on the achievement of key development and funding milestones.

Our Technology

Gamma Detection Devices

Through 2009, our line of gamma radiation detection devices has generated substantially all of our revenue. Our gamma detection systems are used by surgeons in the diagnosis and treatment of cancer and related diseases. Our currently-marketed line of gamma detection devices has been cleared by FDA and other international regulatory agencies for marketing and commercial distribution throughout most major global markets.

Our patented gamma detection device systems consist of hand-held detector probes and a control unit. The critical detection component is a highly radiosensitive crystal mounted in the tip of the probe that relays a signal through a preamplifier to the control unit to produce both a digital readout and an audible signal. The detector element fits into a housing approximately the size of a pen flashlight. The neoprobe® GDS gamma detection system, originally released in 1998 under the name neo2000®, is the fourth generation of our gamma detection products. The neoprobe GDS is designed as a platform for future growth of our instrument business. The neoprobe GDS is software upgradeable and is designed to support future surgical targeting probes without the necessity of costly factory remanufacture. Our most recent software release enables our entire installed base of neoprobe GDS and neo2000 users to use our wireless gamma detection probes, based on Bluetooth® wireless technology, that have been commercially launched over the last few years. During 2009, we also introduced a new gamma detection probe capable of detecting higher energy isotopes such as Fludeoxyglucose 18F (FDG or F18) that are frequently used in connection with Positron Emission Tomography (PET) scans.

Surgeons are using our gamma detection devices in a surgical application referred to as intraoperative lymphatic mapping (ILM or lymphatic mapping) or sentinel lymph node biopsy (SLNB). ILM helps trace the lymphatic drainage patterns in a cancer patient to evaluate potential tumor drainage and cancer spread in lymphatic tissue. The technique does not detect cancer; rather it helps surgeons identify the lymph node(s) to which a tumor is likely to drain and spread. The lymph node(s), sometimes referred to as the "sentinel" node(s), may provide critical information about the stage of a patient’s disease. ILM begins when a patient is injected at the site of the main tumor with a commercially available radioactive tracing agent. The agent is intended to follow the same lymphatic flow as the cancer would have if it had metastasized. The surgeon may then track the agent's path with a hand-held gamma radiation detection probe, thus following the potential avenues of metastases and identifying lymph nodes to be biopsied for evaluation and determination of cancer spread.

The application of ILM to solid tumor cancer treatment has been most widely developed in the breast cancer and melanoma indications. Numerous clinical studies, involving thousands of patients and published in peer-reviewed medical journals as far back as Oncology (January 1999) and The Journal of The American College of Surgeons (December 2000), have indicated SLNB is approximately 97% accurate in predicting the presence or absence of disease spread in melanoma and breast cancers.  Consequently, it is estimated that more than 80% of breast cancer patients who would otherwise have undergone full axillary lymph node dissections (ALND), involving the removal of as many as 20 - 30 lymph nodes, might be spared this radical surgical procedure if the sentinel node was found to be free of cancer.  Surgeons practicing SLNB have found that our gamma detection probes are well-suited to the procedure.

Hundreds of articles have been published in recent years in peer-reviewed journals on the topic of ILM or SLNB. Furthermore, a number of thought leaders and cancer treatment institutions have recognized and embraced the technology as standard of care for melanoma and for breast cancer. Our marketing partner continues to see strong sales, especially for use in breast cancer treatment. SLNB in breast cancer has been the subject of national and international clinical trials, including one major study sponsored by the U.S. Department of Defense and the National Cancer Institute (NCI) and one sponsored by the American College of Surgeons. The first of these trials completed accrual approximately four years ago. While we are not aware of the exact timing of publication or presentation of results from these trials, it is possible that such data may be available sometime later in 2010. Accrual on the second trial was halted early (in 2007), due, we believe, to the overwhelming desire of patients to be treated with SLNB rather than be randomized in a trial whereby they might receive a full axillary dissection. We believe that once data from these trials are widely published, there may be an additional demand for our devices from those surgeons who have not yet adopted the SLNB procedure. We also believe, based on an estimate of the total number of operating rooms in medical centers that are capable of performing the types of procedures in which our gamma detection devices are used, that while we continue to approach saturation at the major cancer centers and teaching institutions, a significant portion of the global market for gamma detection devices such as ours remains untapped. In addition, we believe we are beginning to see the development of a replacement device market in the gamma detection device sector, aided in part by new offerings such as our wireless probes, as devices purchased over ten years ago during the early years of lymphatic mapping begin to be retired.

Although lymphatic mapping has found its greatest acceptance thus far in breast cancer and melanoma, we believe that Lymphoseek may be instrumental in extending ILM into other solid tumor cancers in which surgeons are currently investigating such as prostate, gastric, colon, head and neck, and non-small cell lung cancers. Investigations in these other cancer types have thus far met with mixed levels of success due, we believe, to limitations associated with currently available radioactive tracing agents; however, we believe our development of Lymphoseek may positively impact the effectiveness of ILM in such indications. Surgeons have also been using our devices for other gamma-guided surgery applications, such as evaluating the thyroid function and conducting parathyroid surgery, and in determining the state of disease in patients with vulvar and penile cancers. Expanding the application of ILM beyond the current primary uses in the treatment of breast cancer and melanoma is a primary focus of our strategy regarding our gamma-guided surgery products and is consistent with our Phase 3 Lymphoseek clinical trial strategy. To support that expansion, we continue to work with our marketing and distribution partners to develop additional enhancements to the neoprobe GDS platform such as the wireless probes that were introduced over the last few years and the new F18 probe we launched at the Society of Surgical Oncology (SSO) 62nd Annual Cancer Symposium held in March of 2009. We believe the market for the intraoperative detection of higher energy isotope detection is just beginning to develop and may not significantly impact our sales for some time.

Lymphoseek

Our gamma detection devices are primarily capital in nature; as such, they generate revenue only on the initial sale. To complement the one-time revenue stream related to capital products, we are working on developing recurring revenue or "procedural" products that would generate revenue based on each procedure in which they are used. The product we are developing with the greatest near-term potential in this area is Lymphoseek, a proprietary drug compound under exclusive worldwide license from the Regents of the University of California through their UC, San Diego affiliate (UCSD). The UCSD license grants Neoprobe the commercialization rights to Lymphoseek for diagnostic imaging and intraoperative detection applications. If proven effective and cleared for commercial sale, Lymphoseek would be the first radiopharmaceutical product specifically designed and labeled for the targeting of sentinel lymph nodes.

The initial pre-clinical evaluations of Lymphoseek were completed in 2001. Since that time, Neoprobe, in cooperation with UCSD, has completed or initiated five Phase 1 clinical trials, a multi-center Phase 2 trial and multi-center Phase 3 trials involving Lymphoseek. The status of these trials is listed below:

Indication	Phase	Number of Patients	Status
Breast (peritumoral injection)	1	24	Completed
Melanoma	1	24	Completed
Breast (intradermal injection, next day surgery)	1	31	Ongoing
Prostate	1	20	Ongoing
Colon	1	20	Ongoing
Breast or Melanoma	2	80	Completed
Breast or Melanoma	3	179	Completed
Head and Neck Squamous Cell Carcinoma (“Sentinel”)	3	196*	Ongoing

*estimated number based upon interim analysis; actual number is dependent on statistical analysis at potential stoppage points

The Phase 1 studies to date have been substantially supported through research grants from a number of organizations such as the Susan G. Komen Breast Cancer Research Foundation, the American Cancer Society (ACS) and the NCI. Research data from some of these clinical evaluations of Lymphoseek have been presented at meetings of the Society of Nuclear Medicine, the Society of Surgical Oncology and the World Sentinel Node Congress. The ongoing breast, prostate and colon studies are being conducted under Neoprobe’s investigational new drug (IND) application that has been cleared with FDA using drug product supplied by Neoprobe.

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

As a “first in class” drug, Neoprobe was advised that additional non-clinical studies needed to be completed before additional clinical testing of the drug could occur in humans. The additional non-clinical testing was successfully completed in late 2005 and the reports were filed with FDA in December 2005. The seven studies included repeat administrations of Lymphoseek at dosages significantly in excess of the anticipated clinical dosage. None of the non-clinical studies revealed any toxicity issues associated with the drug.

Upon the submission of the IND and draft Phase 2 protocol, FDA advised Neoprobe that commercially produced Lymphoseek would need to be used in the Phase 2 clinical study, as opposed to using drug previously manufactured in laboratories at UCSD. Also, the regulatory agencies raised a number of Chemistry, Manufacturing and Control (CMC) questions regarding the drug compound and characterization. Neoprobe began the transfer of bulk drug manufacturing to Reliable Biopharmaceutical Corporation (Reliable) early in 2005 and engaged OSO BioPharmaceuticals Manufacturing LLC (OSO Bio, formerly Cardinal Health PTS) to develop and validate procedures and assays to establish commercial standards for the formulation, filling and lyophilization of the drug compound. We submitted an initial CMC response to FDA in 2006.

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

Based on dialogue with FDA through 2007, we proposed to FDA a plan for conducting Phase 3 studies to support an NDA for marketing clearance of Lymphoseek. During 2008, we initiated patient enrollment in the first Phase 3 clinical study in patients with either breast cancer or melanoma (NEO3-05). In March 2009, we announced that this study had reached the accrual of 203 lymph nodes, the study’s primary accrual objective. The NEO3-05 Phase 3 clinical trial was designed to provide, and achieved its primary endpoint of, the evaluation of the efficacy of Lymphoseek in anatomically delineating lymph nodes in both breast cancer and melanoma patients that may be predictive of determining whether cancer has spread into the lymphatic system. Final data from the trial in patients with breast cancer and melanoma has now been reviewed and audited. The NEO3-05 study has also been closed on the national clinical trials website, www.clinicaltrials.gov. In December 2009, Neoprobe submitted an end-of-Phase 3 meeting request to FDA to discuss the results of the clinical trial as part of our continuing preparation of a NDA In March 2010, Neoprobe met with FDA regarding NEO3-05. The FDA review included the efficacy and safety results of the NEO3-05 study and Neoprobe’s plans for the submission of a NDA for Lymphoseek. The NDA submission will be based on the clinical results of NEO3-05 and other already completed clinical evaluations of Lymphoseek. FDA encouraged Neoprobe to request a series of pre-NDA meetings in the coming months to review the components of the NDA prior to its formal submission. Neoprobe indicated to FDA that the Company plans to submit the NDA following satisfactory completion of these meetings.

The NEO3-05 Phase 3 study was an open label trial of node-negative subjects with either breast cancer or melanoma. It was designed to evaluate the safety and the accuracy of Lymphoseek while identifying the lymph nodes draining from the subject’s tumor site. To demonstrate the accuracy of Lymphoseek, each subject consenting to participate in the study was injected in proximity to the tumor with Lymphoseek and one of the vital blue dyes that are commonly used in lymphatic mapping procedures. The primary efficacy objective of the study was to identify lymph nodes that contained the vital blue dye and to demonstrate a statistically acceptable concordance rate between the identification of lymph nodes with the vital blue dye and Lymphoseek. To be successful, the study needed to achieve a statistical p-value of at least 0.05.

In this review meeting with FDA, the full analysis of the NEO3-5 clinical data was discussed. The protocol compliant clinical sites that participated in the NEO3-05 study contributed 136 Intent-To-Treat (ITT) subjects who provided 215 lymph nodes that contained the vital blue dye. 210 of the vital blue dye positive lymph nodes contained Lymphoseek for an overall concordance rate of 98% achieving a statistical p-value of 0.0001. In addition to the nodes identified by vital blue dye and Lymphoseek, Lymphoseek was able to identify 85 additional lymph nodes that did not contain the vital blue dye, and 18% of these nodes were found by pathology to contain cancer. There were no significant safety events related to Lymphoseek. The FDA indicated that the clinical data would be supportive of a NDA submission for Lymphoseek.

In future pre-NDA meetings, Neoprobe will continue discussions with the FDA reviewers regarding the pre-clinical and chemistry, manufacturing and control quality data modules that will be part of the NDA submission. Neoprobe will be discussing elements of the statistical analysis plan that would support the NDA, including the design of any prospective clinical evaluations to support the primary indication, and to potentially expand the future indications for Lymphoseek.

A second Phase 3 study is also underway to further validate Lymphoseek as a sentinel lymph node targeting agent. This second trial, NEO3-06 or the “Sentinel” trial, is being conducted in patients with head and neck squamous cell carcinoma. The Sentinel study is designed to validate Lymphoseek as a sentinel lymph node targeting agent. Our discussions with FDA and EMEA have also suggested that the Sentinel trial will further support the use of Lymphoseek in sentinel lymph node biopsy procedures. We believe the outcome of the trial will be beneficial to the marketing and commercial adoption of Lymphoseek in the U.S. and European Union (EU). We plan to have approximately 20 participating institutions in the Sentinel trial. Patient recruitment and enrollment is actively underway at a number of institutions and the trial protocol is currently under review at several other institutions. The accrual rate for trials of this nature is highly dependent on the timing of IRB approvals of the NEO3-06 protocol. Our experience in the NEO3-05 trial has shown that this process may be lengthening due to risk management concerns on the part of hospitals participating in clinical trials and other factors.

We plan to use the safety and efficacy results from the Phase 3 clinical evaluations of Lymphoseek, which will include sites in the EU, to support the drug registration application process in the EU as well as to amend the filing in the U.S. for expanded product labeling. Based on the positive outcome of the recent meeting regarding NEO3-05, Neoprobe expects to submit the NDA for Lymphoseek later in the summer of 2010. Depending on the timing of the planned pre-NDA meetings with FDA and the outcome of the FDA regulatory review cycle, we believe that Lymphoseek could be commercialized in mid-2011. We cannot assure you, however, that this product will achieve regulatory approval, or if approved, that it will achieve market acceptance. See Risk Factors.

RIGS

From inception until 1998, Neoprobe devoted significant efforts and resources to the development of its proprietary RIGS® technology. The RIGS system combines a patented hand-held gamma radiation detection probe with proprietary radiolabeled cancer-specific targeting agents to provide surgeons with real-time information to locate tumor deposits generally not detectable by conventional methods. The RIGS system is designed to assist the surgeon in the more thorough removal of the cancer, thereby leading to improved surgical treatment of the patient. The targeting agents used in the RIGS process are monoclonal antibodies, labeled with a radioactive isotope that emits low energy gamma rays. The device used is a very sensitive radiation detection instrument that is capable of detecting small amounts of radiation bound to the targeting agent. Before surgery, a cancer patient is injected with one of the targeting agents which circulates throughout the patient’s body and binds specifically to cancer cell antigens or receptors. Concentrations of the targeting agent are then located during surgery by Neoprobe's gamma detection device, which emits an audible tone to direct the surgeon to targeted tissue.

RIGScanTM CR is an intraoperative targeting agent consisting of a radiolabeled murine monoclonal antibody (CC49 MAb). The radiolabel used is 125I, a 27 - 35 KeV emitting isotope. The CC49 MAb was developed by the NCI and is licensed to Neoprobe by the National Institutes of Health (NIH). The CC49 MAb is produced from a murine cell line generated by the fusion of splenic lymphocytes from mice immunized with tumor-associated glycoprotein-72 (TAG-72) with non-immunoglobulin secreting P3-NS-1-Ag4 myeloma cells. The CC49 MAb localizes or binds to TAG-72 antigen and shows a strong reactivity with both LS-174T colon cancer extract and to a breast cancer extract.

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

In 2004, we obtained access to survival analyses of patients treated with RIGScan CR which have been prepared by third parties, indicating that RIGScan CR may be predictive of, or actually contribute to, a positive outcome when measuring survival of the patients that participated in our original BLA studies. The data or its possible significance was unknown at the time of the BLA review given the limited maturity of the follow-up experience. The data includes publication by some of the primary investigators involved in the Phase 3 RIGS trials who have independently conducted survival follow-up analyses to their own institution’s RIGS trial patients with apparently favorable results relating to the long-term survival prognosis of patients who were treated with RIGS. Based primarily on this survival-related information, we requested a meeting with FDA in 2004 to discuss the possible next steps for evaluating the survival related to our previous Phase 3 clinical trials as well as the possible submission of this data, if acceptable, as a prospective analysis in response to questions originally asked by FDA in response to our original BLA.

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

Our statistical analyses following the 2004 meeting with FDA indicated a potential trial size of 2,400 to 2,800 patients, which proved cost prohibitive to us and our potential development partners in evaluating continued development for RIGScan CR. However, during 2008 we developed a protocol design which we believe could support our desired clinical endpoints but in a much smaller patient population. We made the decision to initially approach the EMEA with this trial design under their formal process for seeking scientific advice. After holding a successful pre-submission meeting with EMEA in July 2008, we received positive feedback in October 1998 to the clinical trial design which involved approximately 400 patients in a randomized trial of patients with colorectal cancer. The participants in the trial would be randomized to either a control or RIGS treatment arm. Patients randomized to the RIGS arm would have their disease status evaluated at the end of their cancer surgery to determine the presence or absence of RIGS-positive tissue. Patients in both randomized arms would be followed to determine if patients with RIGS-positive status have a lower overall survival rate and/or a higher occurrence of disease recurrence. The hypothesis for the trial is based upon the data from the earlier NEO2-13 and NEO2-14 trial results.

Our desire has been, and continues to be, to develop a clinical development plan which is harmonized between the U.S. and the EU. To that end, during December 2009 we submitted an investigational new drug (IND) amendment to the United States FDA which includes the design of a proposed Phase 3 clinical trial of RIGScan CR. The IND amendment includes a Special Protocol Assessment (SPA) in accordance with the Prescription Drug User Fee Act of 1992 (PDUFA) and current regulatory guidelines, and will be registered on the clinicaltrials.gov website following discussions with FDA regarding the SPA, which we expect will take place sometime in the second quarter of 2010.

The Phase 3 clinical study as currently designed would be a randomized clinical study that would evaluate the ability of RIGScan CR to identify tumor-associated tissue in a group of patients as compared to a group of patients provided with traditional surgical care. Based on our current statistical analysis, we now believe the sample size for the proposed Phase 3 clinical study may be as few as 300 patients including both the RIGScan CR and traditional treatment groups. In addition to assessing the ability of RIGScan CR to identify tumor-associated tissue, the survival rate of the RIGScan CR treated patients will be compared to the patients treated with conventional treatment modalities.

It should also be noted that the RIGScan CR biologic drug has not been produced for several years. We would have to perform some additional work related to ensuring the drug cell line is still viable and submit this data to EMEA and possibly FDA for their evaluation in connection with preparations to restart pivotal clinical trials. During the third quarter of 2009, we announced that we had executed a Biopharmaceutical Development and Supply Agreement with Laureate Pharma, Inc. This agreement will support the initial evaluation of the viability of the CC49 master working cell bank as well as the initial steps in re-validating the commercial production process for the biologic agent used in RIGScan CR. In addition, we will need to re-establish radiolabeling capabilities for the CC49 antibody in order to meet the regulatory needs for the RIGScan CR product. We have also begun discussions with parties capable of supporting such activities.

We continue to believe it will be necessary for us to identify a development partner or an alternative funding source in order to prepare for and fund the pivotal clinical testing that will be necessary to gain marketing clearance for RIGScan CR. In the past, we have engaged in discussions with various parties regarding such a partnership. We believe the recently clarified regulatory pathway approved by EMEA is very valuable, but we believe clarifying the regulatory pathway in the U.S. is important for us and our potential partners in assessing the full potential for RIGScan CR. However, even if we are able to make such arrangements on satisfactory terms, we believe that the time required for continued development, regulatory approval and commercialization of a RIGS product would likely be a minimum of five years before we receive any significant product-related royalties or revenues. We cannot assure you that we will be able to complete definitive agreements with a development partner or obtain financing to fund development of the RIGS technology and do not know if such arrangements could be obtained on a timely basis on terms acceptable to us, or at all. We also cannot assure you that FDA or EMEA will clear our RIGS products for marketing or that any such products will be successfully introduced or achieve market acceptance. See Risk Factors.

Activated Cellular Therapy

Through various research collaborations, we performed early-stage research during the late 1990’s on another technology platform, ACT, based on work originally done in conjunction with the RIGS technology. ACT is intended to boost the patient’s own immune system by removing lymph nodes identified during surgery and then, in a cell processing technique, activating and expanding “helper” T-cells found in the nodes. Within 10 to 14 days, the patient’s own immune cells, activated and numbering more than 20 billion, are infused into the patient in an attempt to trigger a more effective immune response to the cancer.

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

In 2006, Cira Bio engaged the Battelle Memorial Institute to complete a technology and manufacturing process assessment of the cellular therapy approach. Cira Bio has attempted over the past few years to raise the necessary capital to move this technology platform forward. In August 2007 we entered into a Stock and Technology Option Agreement whereby Neoprobe gained the option to purchase the remaining 10% of Cira Bio from Cira LLC for $250,000; however, this option expired in 2008. The prospects for the ACT technology were buoyed during the fourth quarter of 2009 as a result of the publication of the discovery of a retrovirus linked to chronic fatigue syndrome, an autoimmune dysfunction the treatment of which showed promise the early clinical trials for ACT. Scientists are continuing to evaluate the data regarding the linkage. Should the link to the retrovirus be further substantiated, the development prospects for ACT will likely improve. We do not know if our assessment of the technology’s prospects will ultimately yield positive results or if we will be successful in obtaining funding on terms acceptable to us, or at all. In the event we fail to obtain financing for Cira Bio, the technology rights for the oncology applications of ACT may revert back to Neoprobe and the technology rights for the viral and autoimmune applications may revert back to Cira LLC upon notice by either party. See Risk Factors.

Market Overviews

The medical device marketplace is a fast growing market. Epsicom Business Intelligence estimated in 2009 an annual medical device market of $91 billion in the U.S. and $131 billion internationally.

Cancer Market Overview

Cancer is the second leading cause of death in the U.S. and Western Europe and has been estimated to be responsible for over 562,000 deaths annually in 2009 in the U.S. alone. The NIH has estimated the overall annual costs for cancer (the primary focus of our gamma detection and pharmaceutical products) for the U.S. for 2008 at $228.1 billion: $93.2 billion for direct medical costs, $18.8 billion for indirect morbidity, and $116.1 billion for indirect mortality. Our line of gamma detection systems is currently used primarily in the application of ILM in breast cancer and melanoma which, according to the ACS, have been estimated to account for 13% and 5%, respectively, of new cancer cases which occurred in the U.S. in 2009.

The NIH has estimated that 1.3 million new cases of invasive breast cancer are expected to occur annually among women worldwide. Breast cancer is the second leading cause of death from cancer among all women in the U.S. The incidence of breast cancer, while starting to show minor declines in the past few years, generally increases with age, rising from about 120 cases per 100,000 women at age 40 to about 400 cases per 100,000 women at age 65. While the incidence rate for breast cancer appears to be decreasing, the overall number of new cases of breast cancer is still increasing. According to the ACS, over 192,000 new cases of invasive breast cancer are expected to be diagnosed and approximately 40,000 women are estimated to have died from the disease during 2009 in the U.S. alone. Thus, we believe that the significant aging of the population, combined with improved education and awareness of breast cancer and diagnostic methods, will continue to lead to an increased number of breast cancer surgical diagnostic procedures.

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

The ACS has also estimated that nearly 147,000 new incidences of colon and rectal cancers were expected to occur in the U.S. in 2009. Based on an assumed recurrence rate of 40%, this would translate into total potential surgical procedures of over 200,000 annually in the U.S. alone. We believe the number of procedures in other markets of the world to be approximately two times the estimated U.S. market. As a result, we believe the total potential global market for RIGScan CR could be in excess of $3 billion annually, depending on the level of reimbursement allowed. However, we cannot assure you that RIGScan CR will be cleared to market, or if cleared to market, that it will receive the reimbursement or achieve the level of sales we have currently estimated.

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

Manufacturing

Gamma Detection Devices

We rely on independent contract manufacturers, some of which are single-source suppliers, for the manufacture of the principal components of our current line of gamma detection system products. See Risk Factors. We have devoted significant resources to develop production capability of our gamma detection systems at qualified contract manufacturers. Production of the neoprobe GDS control unit, the 14mm probe, the 11mm laparoscopic probe, and the wireless probes involve the manufacture of components by a combination of subcontractors, including but not limited to, eV Microelectronics, a division of Endicott Interconnect Technologies, Inc. (eV), and TriVirix International, Inc. (TriVirix). We also purchase certain accessories for our line of gamma detection systems from other qualified manufacturers.

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

In February 2004, we executed a Product Supply Agreement with TriVirix for the manufacture and/or final assembly of our gamma detection products, including probes and control units.  The original term of this agreement expired in February 2007 but has been extended under the automatic renewal terms of the agreement through February 2011.  The Agreement will continue to be automatically extended for successive one-year periods unless six months notice is provided by either party.

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

Gamma Detection Radiopharmaceuticals

In preparation for the commencement of a multi-center clinical evaluation of Lymphoseek, Neoprobe engaged drug manufacturing organizations to produce the drug that was used in the Phase 2 trial and is expected to be used in the pivotal (i.e., Phase 3) clinical trials. Reliable has produced the active pharmaceutical ingredient (API) and OSO Bio has performed final product manufacturing including final drug formulation, lyophilization (i.e., freeze-drying) and packaging processes. Once packaged, the vialed drug can then be shipped to a hospital or regional commercial radiopharmacy where it can be made radioactive (i.e., radiolabeled) with Tc99m to become Lymphoseek. The commercial manufacturing processes at Reliable and OSO Bio are being validated and both organizations have assisted Neoprobe in the preparation of the chemistry, manufacturing and control sections of our submissions to FDA and EMEA. Both Reliable and OSO Bio are registered manufacturers with FDA and/or EMEA. In November 2009, we completed a Manufacture and Supply Agreement with Reliable for the manufacture of the bulk API material with an initial term of 10 years. At this point, drug product produced by OSO Bio has been manufactured under clinical development agreements. A commercial supply agreement is being negotiated with OSO Bio. We cannot assure you that we will be successful in reaching an agreement with OSO Bio on terms satisfactory to us, or at all. We also cannot assure you that we will be able to maintain agreements or other purchasing arrangements with our subcontractors on terms acceptable to us, or that our subcontractors will be able to meet our production requirements on a timely basis, at the required levels of performance and quality. In the event that any of our subcontractors are unable or unwilling to meet our production requirements, we cannot assure you that an alternate source of supply could be established without significant interruption in product supply or without significant adverse impact to product availability or cost. Any significant supply interruption or yield problems that we or our subcontractors experience would have a material adverse effect on our ability to manufacture our products and, therefore, a material adverse effect on our business, financial condition, and results of operations until a new source of supply is qualified. See Risk Factors.

During the third quarter of 2009, we announced that we had executed a Biopharmaceutical Development and Supply Agreement with Laureate Pharma, Inc.  This agreement will support the initial evaluation of the viability of the CC49 master working cell bank as well as the initial steps in re-validating the commercial production process for the biologic agent used in RIGScan CR.   In addition, we will need to re-establish radiolabeling capabilities for the CC49 antibody in order to meet the regulatory needs for the RIGScan CR product.  We have also begun discussions with parties capable of supporting such activities.
We cannot assure you that we will be successful in securing and/or maintaining the necessary biologic, product and/or radiolabeling capabilities.  See Risk Factors.

Competition

We face competition from medical product and biotechnology companies, as well as from universities and other non-profit research organizations in the field of cancer diagnostics and treatment. Many emerging medical product companies have corporate partnership arrangements with large, established companies to support the research, development, and commercialization of products that may be competitive with our products. In addition, a number of large established companies are developing proprietary technologies or have enhanced their capabilities by entering into arrangements with or acquiring companies with technologies applicable to the detection or treatment of cancer. Many of our existing or potential competitors have substantially greater financial, research and development, regulatory, marketing, and production resources than we have. Other companies may develop and introduce products and processes competitive with or superior to those of ours. See Risk Factors.

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

Patents and Proprietary Rights

We regard the establishment of a strong intellectual property position in our technology as an integral part of the development process.  We attempt to protect our proprietary technologies through patents and intellectual property positions in the United States as well as major foreign markets.  Approximately 30 instrument patents issued in the United States as well as major foreign markets protect our gamma detection technology.

Lymphoseek is also the subject of patents and patent applications in the United States and certain major foreign markets.  The patents and patent applications are held by The Regents of the University of California and have been licensed exclusively to Neoprobe for lymphatic tissue imaging and intraoperative detection worldwide.  The first composition of matter patent covering Lymphoseek was issued in the United States in June 2002.  The claims of the composition of matter patent covering Lymphoseek have been allowed in the EU and issued in the majority of EU countries in 2005.  The composition of matter patent is being prosecuted in Japan and we have received notice of the allowance of the underlying claims included in the patent application.  We have filed additional patent applications in the United States related to the manufacturing processes for Lymphoseek.

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

Gamma Detection Devices

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

Gamma Detection Radiopharmaceuticals

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

Research and Development

We spent approximately $5.0 million and $4.3 million on research and development activities in the fiscal years ended December 31, 2009 and 2008, respectively.

Employees

As of March 26, 2010, we had 28 full-time and 6 part-time employees.  We consider our relations with our employees to generally be good.

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

We had an accumulated deficit of approximately $193 million and had an overall deficit in stockholders’ equity as of December 31, 2009.  Although we were profitable in 2000 and 2001, we incurred substantial losses in the years prior to that, and again in subsequent years.  The deficit resulted because we expended more money in the course of researching, developing and enhancing our technology and products and establishing our marketing and administrative organizations than we generated in revenues.  We expect to continue to incur significant expenses in the foreseeable future, primarily related to the completion of development and commercialization of Lymphoseek, but also potentially related to RIGS and our device product lines.  As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to again attain profitability.

Our products and product candidates may not achieve the broad market acceptance they need in order to be a commercial success.

Widespread use of our handheld gamma detection devices is currently limited to one surgical procedure, sentinel lymph node biopsy (SLNB), used in the diagnosis and treatment of two primary types of cancer: melanoma and breast cancer.  While the adoption of SLNB within the breast and melanoma indications appears to be widespread, we believe expansion of SLNB to other indications such as head and neck, colorectal and prostate cancers is likely dependent on a better lymphatic tissue targeting agent than is currently available.  Without expanded indications in which to apply SLNB, it is likely that gamma detection devices will eventually reach market saturation.  Our efforts and those of our marketing and distribution partners may not result in significant demand for our products, and the current demand for our products may decline.

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

We believe that we have access to sufficient financial resources with which to fund our operations or those of our subsidiaries for the foreseeable future.  Depending on market conditions and/or changes in our business plans, we may raise additional capital during 2010.  The continuation of the current worldwide financial crisis and depressed stock market valuations may adversely affect our ability to raise additional capital, either under facilities in place or from new sources of capital.  If we are unsuccessful in raising additional capital, closing on financing under already agreed to terms, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned development activities and other operations.

In December 2006, we entered into a common stock purchase agreement with Fusion Capital, an Illinois limited liability company, to sell $6.0 million of our common stock over a 24-month period which ended on November 21, 2008.  Through November 21, 2008, we sold to Fusion Capital under the agreement 7,568,671 shares for proceeds of $1.9 million.  In December 2008, we entered into an amendment to the agreement which gave us a right to sell an additional $6.0 million of our common stock to Fusion Capital before March 1, 2011, along with the $4.1 million of the unsold balance of the $6.0 million we originally had the right to sell to Fusion Capital under the original agreement.  In March 2010, we sold to Fusion Capital under the amended agreement 540,541 shares for proceeds of $1.0 million.  Subsequent to this sale, the remaining aggregate amount of our common stock we can sell to Fusion Capital is $9.1 million, and we have reserved a total of 10,113,459 shares of our common stock for sale under the amended agreement.  Our right to make sales under the amended agreement is limited to $50,000 every two business days, unless our stock price equals or exceeds $0.30 per share, in which case we can sell greater amounts to Fusion Capital as the price of our common stock increases.  Fusion Capital does not have the right or any obligation to purchase any shares on any business day that the market price of our common stock is less than $0.20 per share.  Assuming all 10,113,459 shares are sold, the selling price per share would have to average approximately $0.90 for us to receive the full $9.1 million remaining proceeds under the agreement as amended.  Assuming we sell to Fusion Capital all 10,113,459 shares at a sale price of $1.50 per share (the closing sale price of the common stock on March 26, 2010), we would receive the full remaining $9.1 million under the agreement.  Under the agreement, we have the right but not the obligation to sell more than the 10,113,459 shares to Fusion Capital.  As of the date hereof, we do not currently have any plans or intent to sell to Fusion Capital any shares beyond the 10,113,459 shares.  However, if we elect to sell more than the 10,113,459 shares, we must first register any additional shares we may elect to sell to Fusion Capital under the Securities Act before we can sell such additional shares.

The extent to which we rely on Fusion Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources, such as through the sale of our products. To the extent that we are unable to make sales to Fusion Capital to meet our capital needs, or to the extent that we decide not to make such sales because of excessive dilution or other reasons, and if we are unable to generate sufficient revenues from sales of our products, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we are able to access the full $9.1 million potentially remaining under the agreement with Fusion Capital, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

Clinical trials for our radiopharmaceutical product candidates will be lengthy and expensive and their outcome is uncertain.

Before obtaining regulatory approval for the commercial sale of any product candidates, we must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for use in humans. Conducting clinical trials is a time consuming, expensive and uncertain process and may take years to complete. During 2009, we successfully completed a Phase 3 clinical trial in patients with breast cancer or melanoma for our most advanced radiopharmaceutical product candidate, Lymphoseek. We are in the process of completing a second Phase 3 trial for this product in patients with head and neck squamous cell carcinoma. In late 2008, we obtained approval from EMEA for a Phase 3 clinical protocol for our next radiopharmaceutical candidate, RIGScan CR, and are preparing to approach FDA to obtain similar clearance. Historically, the results from preclinical testing and early clinical trials have often not been predictive of results obtained in later clinical trials. Frequently, drugs that have shown promising results in preclinical or early clinical trials subsequently fail to establish sufficient safety and efficacy data necessary to obtain regulatory approval. At any time during the clinical trials, we, the participating institutions, FDA or EMEA might delay or halt any clinical trials for our product candidates for various reasons, including:

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

We have an agreement in place with Cardinal Health for the distribution of Lymphoseek in the United States.  We do not currently have collaborative agreements covering Lymphoseek in other areas of the world or for RIGScan CR or ACT.  We cannot assure you that we will be successful in securing collaborative partners for other markets or radiopharmaceutical products, or that we will be able to negotiate acceptable terms for such arrangements.  The development, regulatory approval and commercialization of our product candidates will depend substantially on the efforts of collaborative partners, and if we fail to secure or maintain successful collaborative arrangements, or if our partners fail to perform their obligations, our development, regulatory, manufacturing and marketing activities may be delayed, scaled back or suspended.

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

We may not receive the regulatory approvals necessary to commercialize our Lymphoseek and RIGScan product candidates, which could cause our business to be severely harmed. Our product candidates are subject to extensive and rigorous government regulation. FDA regulates, among other things, the development, testing, manufacture, safety, record-keeping, labeling, storage, approval, advertising, promotion, sale and distribution of pharmaceutical products. If our potential products are marketed abroad, they will also be subject to extensive regulation by foreign governments. None of our radiopharmaceutical product candidates have been approved for sale in the United States or in any foreign market. The regulatory review and approval process, which includes preclinical studies and clinical trials of each product candidate, is lengthy, complex, expensive and uncertain. Securing FDA clearance to market requires the submission of extensive preclinical and clinical data and supporting information to FDA for each indication to establish the product candidate's safety and efficacy. Data obtained from preclinical and clinical trials are susceptible to varying interpretation, which may delay, limit or prevent regulatory approval. The approval process may take many years to complete and may involve ongoing requirements for post-marketing studies. In light of the limited regulatory history of monoclonal antibody-based therapeutics, regulatory approvals for our products may not be obtained without lengthy delays, if at all. Any FDA or other regulatory approvals of our product candidates, once obtained, may be withdrawn. The effect of government regulation may be to:

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

FDA regulates our gamma detection products in the United States.  Foreign countries also subject these products to varying government regulations.  In addition, these regulatory authorities may impose limitations on the use of our products.  FDA enforcement policy strictly prohibits the marketing of FDA cleared medical devices for unapproved uses.  Within the European Union, our products are required to display the CE Mark in order to be sold.  We have obtained FDA clearance to market and European certification to display the CE Mark on our current line of gamma detection systems.  We may not be able to obtain clearance to market any new products in a timely manner, or at all.  Failure to comply with these and other current and emerging regulatory requirements in the global markets in which our products are sold could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance for devices, withdrawal of clearances, and criminal prosecution.

We rely on third parties to manufacture our medical device products and our business will suffer if they do not perform.

We rely on independent contract manufacturers for the manufacture of our current neoprobe GDS line of gamma detection systems.  Our business will suffer if our contract manufacturers have production delays or quality problems.  Furthermore, medical device manufacturers are subject to the quality system regulations of FDA, international quality standards, and other regulatory requirements.  If our contractors do not operate in accordance with regulatory requirements and quality standards, our business will suffer.  We use or rely on components and services used in our devices that are provided by sole source suppliers.  The qualification of additional or replacement vendors is time consuming and costly.  If a sole source supplier has significant problems supplying our products, our sales and revenues will be hurt until we find a new source of supply.  In addition, our distribution agreement with Ethicon Endo-Surgery, Inc., a Johnson & Johnson company, (EES) for gamma detection devices contains failure to supply provisions, which, if triggered, could have a significant negative impact on our business.

We may be unable to establish the pharmaceutical manufacturing capabilities necessary to develop and commercialize our potential products.

We do not have our own manufacturing facility for the manufacture of the radiopharmaceutical compounds necessary for clinical testing or commercial sale. We intend to rely on third-party contract manufacturers to produce sufficiently large quantities of drug materials that are and will be needed for clinical trials and commercialization of our potential products. Third-party manufacturers may not be able to meet our needs with respect to timing, quantity or quality of materials. We are in the process of finalizing supply contracts with third-party manufacturers for our Lymphoseek product. However, if we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby delaying the submission of product candidates for regulatory approval and the market introduction and subsequent commercialization of our potential products. Any such delays may lower our revenues and potential profitability.

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

Unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives applicable to our radiopharmaceutical products and product candidates could limit our potential product revenue and adversely affect our business.

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

The healthcare industry is undergoing fundamental changes resulting from political, economic and regulatory influences.  In the United States, comprehensive programs have been proposed that seek to increase access to healthcare for the uninsured, to control the escalation of healthcare expenditures within the economy and to use healthcare reimbursement policies to balance the federal budget.  On March 23, 2010, health reform legislation was approved by Congress and has been signed into law.  The reform legislation provides that most individuals must have health insurance, will establish new regulations on health plans, create insurance pooling mechanisms and other expanded public health care measures, and impose new taxes on sales of medical devices and pharmaceuticals.  Since this legislation is recently enacted and will require the adoption of implementing regulations, we cannot predict the effect, if any, that it will have on our business, but this legislation and similar federal and state initiatives may have the effect of lowering reimbursements for our products, reducing medical procedure volumes, increasing our taxes and otherwise adversely affect our business, possibly materially.

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

In connection with our agreement with Fusion Capital, we have authorized the sale of up to 18,222,671 shares of our common stock and the issuance of 1,800,000 shares in commitment fees, and we have filed a registration statement with the SEC for the sale to the public of 11,500,000 shares issuable to Fusion Capital pursuant to the agreement.  Through March 26, 2010, we have sold Fusion Capital 8,109,212 shares of common stock and issued 1,434,000 shares of stock as commitment fees to Fusion Capital.  The number of shares ultimately offered for sale to the public will be dependent upon the number of shares purchased by Fusion Capital under the agreement.  It is anticipated that these shares will be sold over a period of up to 26 months from the date of the December 24, 2008 amendment to the agreement, at prices that will fluctuate based on changes in the market price of our common stock over that period.  Depending upon market liquidity at the times sales are made, these sales could cause the market price of our common stock to decline.  Consequently, sales to Fusion Capital may result in substantial dilution to the interests of other holders of our common stock.  The sale of a substantial number of shares of our common stock by Fusion Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.  However, we have the right to control the timing and amount of any sales of our shares to Fusion Capital and the agreement may be terminated by us at any time at our discretion without any cost to us.

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

On December 26, 2007, we entered into a Securities Purchase Agreement (SPA) with Platinum-Montaur Life Sciences, LLC (Montaur), pursuant to which we issued Montaur a 10% Series A Convertible Senior Secured Promissory Note in the principal amount of $7,000,000, due December 26, 2011 (the Series A Note) and a five-year Series W Warrant to purchase 6,000,000 shares of our common stock at an exercise price of $0.32 per share. On April 16, 2008, following receipt by the Company of clearance by the FDA to commence a Phase 3 clinical trial for Lymphoseek in patients with breast cancer or melanoma, we amended the SPA and issued Montaur a 10% Series B Convertible Senior Secured Promissory Note in the principal amount of $3,000,000, also due December 26, 2011 (the Series B Note, and hereinafter referred to collectively with the Series A Note as the Montaur Notes), and a five-year Series X Warrant to purchase 8,333,333 shares of our common stock at an exercise price of $0.46 per share. On December 5, 2008, after the Company had obtained 135 vital blue dye lymph nodes from patients who had completed surgery and the injection of the drug in the Phase 3 clinical trial of Lymphoseek in patients with breast cancer or melanoma, we issued Montaur 3,000 shares of our 8% Series A Cumulative Convertible Preferred Stock (the Preferred Stock) and a five-year Series Y Warrant (hereinafter referred to collectively with the Series W Warrant and Series X Warrant as the Montaur Warrants) to purchase 6,000,000 shares of our common stock, at an exercise price of $0.575 per share, also for an aggregate purchase price of $3,000,000. On July 24, 2009, we entered into a Securities Amendment and Exchange Agreement (Amendment Agreement) with Montaur, pursuant to which Montaur agreed to the amendment and restatement of the terms of the Montaur Notes, the Montaur Warrants and the Preferred Stock, to remove price-based anti-dilution adjustment provisions that had created a significant non-cash derivative liability on the Company’s balance sheet, and upon the surrender of the Montaur Notes and the Montaur warrants we issued Montaur an Amended and Restated 10% Series A Convertible Senior Secured Promissory Note in the principal amount of $7,000,000, due December 26, 2011 (the Amended Series A Note), an Amended and Restated 10% Series B Convertible Senior Secured Promissory Note in the principal amount of $3,000,000, due December 26, 2011 (the Amended Series B Note, and together with the Amended Series A Note the Amended Montaur Notes), an Amended and Restated Series W Warrant (the Amended Series W Warrant), an Amended and Restated Series X Warrant (the Amended Series X Warrant), an Amended and Restated Series Y Warrant (the Amended Series Y Warrant), and in consideration for the agreement of Montaur to enter into the Amendment Agreement, a Series AA Warrant to purchase 2,400,000 shares of our common stock at an exercise price of $0.97 per share (the Series AA Warrant, and together with the Amended Series W Warrant, Amended Series X Warrant and Amended Series Y Warrant, the Amended Montaur Warrants).

The Amended Series A Note bears interest at a rate per annum equal to 10%, and Montaur may convert the full $7,000,000 principal amount of the Amended Series A Note into shares of Common Stock in two tranches. Montaur may convert the first tranche of up to $3,500,000 of the outstanding principal balance of the Amended Series A Note at the conversion price of $0.26 per share, and a second tranche of the remaining $3,500,000 of the outstanding principal balance of the Amended Series A Note at the conversion price of $0.9722 per share.  The Amended Series B Note also bears interest at a rate per annum equal to 10%, and is convertible into shares of common stock at the conversion price of $0.36 per share.  Pursuant to the provisions of the Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A 8% Cumulative Convertible Preferred Stock, Montaur may convert all or any portion of the shares of the Preferred Stock into an aggregate 6,000,000 shares of our common stock, subject to adjustment as described in the Certificate of Designations.

Pursuant to a Registration Rights Agreement we entered into with Montaur in connection with the SPA, we have filed a registration statement covering the sale by Montaur of up to: (i) 3,600,000 shares issuable upon the conversion of the Amended Series A Note; (ii) 6,000,000 shares of Common Stock issued upon exercise of the Amended Series Y Warrant; (iii) 3,500,000 shares of Common Stock issued or issuable as interest or dividends on the Amended Montaur Notes and the Preferred Stock; and (iv) 2,400,000 shares issuable upon exercise of the Series AA Warrant, for a total of 15,500,000 shares.  Additionally, we agreed that within thirty-five days of receipt from Montaur of written request therefor, we would prepare and file an additional “resale” registration statement providing for the resale of: (i) the remaining shares of Common Stock issuable upon the conversion of the Amended Series A Note; (ii) the shares of Common Stock issuable upon the exercise of the Amended Series W Warrant; (iii) the shares of Common Stock issuable upon the conversion of the Amended Series B Note; (iv) the shares of Common Stock issuable upon the exercise of the Amended Series X Warrant; and (v) the shares of Common Stock issuable upon conversion of the Preferred Stock.

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

Our business has experienced a number of successes and faced several challenges in recent years that have resulted in several significant changes in our strategy and business plan, including the shifting of resources to support our current product initiatives.  Our management will need to remain flexible to support our business model over the next few years.  However, losing members of the Neoprobe management team could have an adverse effect on our operations.  Our success depends on our ability to attract and retain technical and management personnel with expertise and experience in the medical device business.  The competition for qualified personnel in the biotechnology industry is intense and we may not be successful in hiring or retaining the requisite personnel.  If we are unable to attract and retain qualified technical and management personnel, we will suffer diminished chances of future success.

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

Our common stock traded as low as $0.35 per share and as high as $2.30 per share during the 12-month period ended March 26, 2010.  The market price of our common stock has been and is expected to continue to be highly volatile.  Factors, including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, may have a significant impact on the market price of our stock.  In addition, potential dilutive effects of future sales of shares of common stock by the company and by stockholders, and subsequent sale of common stock by the holders of warrants and options could have an adverse effect on the market price of our shares.

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

Generally, the trading volume for our common stock has been relatively limited.  A consistently active trading market for our common stock may not occur on the OTCBB.  The average daily trading volume for our common stock on the OTCBB for the 12-month period ended March 26, 2010 was approximately 125,000 shares.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We currently lease approximately 11,300 square feet of office space at 425 Metro Place North, Dublin, Ohio, as our principal offices. The current lease term is from June 1, 2007 through January 31, 2013, at a monthly base rent of approximately $8,500 during 2010. We must also pay a pro-rata portion of the operating expenses and real estate taxes of the building. We believe these facilities are in good condition, but that we may need to expand our leased space related to our radiopharmaceutical activities depending on the level of activities performed internally versus by third parties.

Item 3.  Legal Proceedings

None.

Item 4.  (Removed and Reserved)

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

	High	Low	Close
Fiscal Year 2009:
First Quarter	$0.80	$0.42	$0.54
Second Quarter	1.20	0.35	0.95
Third Quarter	1.48	0.91	1.40
Fourth Quarter	1.40	0.95	1.22

Fiscal Year 2008:
First Quarter	$0.42	$0.29	$0.35
Second Quarter	0.87	0.34	0.68
Third Quarter	0.75	0.42	0.57
Fourth Quarter	0.68	0.45	0.57

As of March 26, 2010, we had approximately 767 holders of common stock of record.

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

During 2008, David C. Bupp, our President and CEO, who received warrants in connection with an April 2003 financing, exercised 375,000 Series Q Warrants in exchange for issuance of 375,000 shares of our common stock, resulting in gross proceeds of $48,750.  In addition, an outside investor, who also received warrants in connection with an April 2003 financing, exercised 500,000 Series Q Warrants in exchange for issuance of 500,000 shares of our common stock, resulting in gross proceeds of $65,000.  During 2009, Mr. Bupp exercised a portion of his outstanding Series Q Warrants in exchange for issuance of 50,000 shares of our common stock, resulting in gross proceeds of $25,000.  The issuances of the shares to Mr. Bupp and the outside investor were exempt from registration under Sections 4(2) and 4(6) of the Securities Act and Regulation D.

During 2009, a Bupp Investor (as defined below) exercised 50,000 Series V Warrants in exchange for issuance of 50,000 shares of our common stock, resulting in gross proceeds of $16,000.  The issuance of the shares to the Bupp Investor was exempt from registration under Sections 4(2) and 4(6) of the Securities Act and Regulation D.

During 2009, certain outside investors, who received warrants in connection with a December 2004 financing, exercised a total of 1,480,000 Series U Warrants on a cashless basis in exchange for issuance of 848,507 shares of our common stock.  The issuance of the shares to the outside investors was exempt from registration under Sections 4(2) and 4(6) of the Securities Act and Regulation D.

During 2009, we issued 1,126,767 shares of our common stock in payment of January 2009 and March-November 2009 interest of $833,333 on the 10% Series A and Series B Convertible Senior Secured Promissory Notes held by Platinum Montaur Life Sciences, LLC (Montaur). During the same period, we issued 266,472 shares of our common stock in payment of December 2008 through September 2009 dividends of $181,793 on the 8% Series A Cumulative Convertible Preferred Stock held by Montaur. Also during 2009, Montaur exercised 6,000,000 Series Y Warrants in exchange for issuance of 6,000,000 shares of our common stock, resulting in gross proceeds of $3,450,000, and we issued Montaur a Series AA Warrant to purchase 2,400,000 shares of our common stock at an exercise price of $0.97 per share, expiring in July 2014. The issuances of the shares and warrants to Montaur were exempt from registration under Sections 4(2) and 4(6) of the Securities Act and Regulation D.

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

The Company

Neoprobe Corporation is a biomedical technology company that provides innovative surgical and diagnostic oncology products that enhance patient care and improve patient outcome.  We currently market a line of medical devices, our neoprobe® GDS gamma detection systems.  In addition to our medical device products, we have two radiopharmaceutical products, Lymphoseek® and RIGScanTM CR, in advanced phases of clinical development.  We are also exploring the development of our activated cellular therapy (ACT) technology for patient-specific disease treatment through our majority-owned subsidiary, Cira Biosciences, Inc. (Cira Bio).

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

We believe that the future prospects for Neoprobe continue to improve as we make progress in all of our key growth areas, especially related to our Lymphoseek initiative.  Despite the current global economic conditions, our gamma device line continues to provide a strong revenue base.  Due primarily to stocking orders related to products introduced in 2009 that we do not expect to recur in 2010, we expect overall revenue for our gamma device line for 2010 to be lower than 2009.  We expect to continue to incur modest development expenses to support our device product lines as well as we work with our marketing partners to expand our product offerings in the gamma device arena.  Our primary development efforts over the last few years have been focused on our oncology drug development initiatives: Lymphoseek and RIGScan CR.  We continue to make progress with both initiatives; however, neither Lymphoseek nor RIGScan CR is anticipated to generate any significant revenue for us during 2010.

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

Our efforts in 2009 have resulted in the following milestone achievements:

•
Completed a Phase 3 clinical trial of Lymphoseek (NEO3-05) in patients with breast cancer or melanoma and announced that the primary efficacy endpoint was exceeded with no drug-related safety events reported.

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

•
Completed a debt restructuring agreement allowing reclassification of a majority of the Company’s derivative liabilities and resulting in the exercise of the Series Y Warrants, producing $3.5 million in gross cash flow to the Company.

Our Outlook for our Drug and Therapeutic Initiatives

Our operating expenses during 2009 were focused primarily on support of Lymphoseek product development.  We expect our drug-related development expenses to increase significantly in 2010 as we continue the second multi-center Phase 3 clinical evaluation of Lymphoseek and support the other drug stability and production validation activities related to supporting the potential marketing registration of Lymphoseek.

Based on dialogue with FDA through 2007, we proposed to FDA a plan for conducting Phase 3 studies to support an NDA for marketing clearance of Lymphoseek.  During 2008, we initiated patient enrollment in the first Phase 3 clinical study in patients with either breast cancer or melanoma (NEO3-05).  In March 2009, we announced that this study had reached the accrual of 203 lymph nodes, the study’s primary accrual objective.  The NEO3-05 Phase 3 clinical trial was designed to provide, and achieved its primary endpoint of, the evaluation of the efficacy of Lymphoseek in anatomically delineating lymph nodes in both breast cancer and melanoma patients that may be predictive of determining whether cancer has spread into the lymphatic system. Final data from the trial in patients with breast cancer and melanoma has now been reviewed and audited.  The NEO3-05 study has also been closed on the national clinical trials website www.clinicaltrials.gov.  In December 2009, Neoprobe submitted an end-of-Phase 3 meeting request to FDA to discuss the results of the clinical trial as part of our continuing preparation of a New Drug Application (NDA)   In March 2010, Neoprobe met with FDA regarding NEO3-05.  The FDA review included the efficacy and safety results of the NEO3-05 study and Neoprobe’s plans for the submission of a NDA for Lymphoseek.  The NDA submission will be based on the clinical results of NEO3-05 and other already completed clinical evaluations of Lymphoseek.  FDA encouraged Neoprobe to request a series of pre-NDA meetings in the coming months to review the components of the NDA prior to its formal submission.  Neoprobe indicated to FDA that the Company plans to submit the NDA following satisfactory completion of these meetings.

The NEO3-05 Phase 3 study was an open label trial of node-negative subjects with either breast cancer or melanoma.  It was designed to evaluate the safety and the accuracy of Lymphoseek while identifying the lymph nodes draining from the subject’s tumor site.  To demonstrate the accuracy of Lymphoseek, each subject consenting to participate in the study was injected in proximity to the tumor with Lymphoseek and one of the vital blue dyes that are commonly used in lymphatic mapping procedures.  The primary efficacy objective of the study was to identify lymph nodes that contained the vital blue dye and to demonstrate a statistically acceptable concordance rate between the identification of lymph nodes with the vital blue dye and Lymphoseek.  To be successful, the study needed to achieve a statistical p-value of at least 0.05.

In this review meeting with FDA, the full analysis of the NEO3-5 clinical data was discussed.  The protocol compliant clinical sites that participated in the NEO3-05 study contributed 136 Intent-To-Treat (ITT) subjects who provided 215 lymph nodes that contained the vital blue dye.  210 of the vital blue dye positive lymph nodes contained Lymphoseek for an overall concordance rate of 98% achieving a statistical p-value of 0.0001.  In addition to the nodes identified by vital blue dye and Lymphoseek, Lymphoseek was able to identify 85 additional lymph nodes that did not contain the vital blue dye, and 18% of these nodes were found by pathology to contain cancer.  There were no significant safety events related to Lymphoseek.  The FDA indicated that the clinical data would be supportive of a NDA submission for Lymphoseek.

In future pre-NDA meetings, Neoprobe will continue discussions with the FDA reviewers regarding the pre-clinical and chemistry, manufacturing and control quality data modules that will be part of the NDA submission.  Neoprobe will be discussing elements of the statistical analysis plan that would support the NDA, including the design of any prospective clinical evaluations to support the primary indication, and to potentially expand the future indications for Lymphoseek.

In June 2009, we initiated a second Phase 3 clinical trial to be conducted in patients with head and neck squamous cell carcinoma (NEO3-06 or the “Sentinel” trial).  The Sentinel study is designed to validate Lymphoseek as a sentinel lymph node targeting agent.  Our discussions with FDA and EMEA have also suggested that the Sentinel trial will further support the use of Lymphoseek in sentinel lymph node biopsy procedures.  We believe the outcome of the trial will be beneficial to the marketing and commercial adoption of Lymphoseek in the U.S. and European Union (EU).  We plan to have approximately20 participating institutions in the Sentinel trial.  Patient recruitment and enrollment is actively underway at a number of institutions and the trial protocol is currently under review at several other institutions.  The accrual rate for trials of this nature is highly dependent on the timing of institutional review board (IRB) approvals of the NEO3-06 protocol.  Our experience in the NEO3-05 trial has shown that this process may be lengthening due to risk management concerns on the part of hospitals participating in clinical trials and other factors.

We plan to use the safety and efficacy results from the Phase 3 clinical evaluations of Lymphoseek, which will include sites in the EU, to support the drug registration application process in the EU as well as to amend the filing in the U.S. for expanded product labeling.  Based on the positive outcome of the recent meeting regarding NEO3-05, Neoprobe expects to submit the NDA for Lymphoseek later in the summer of 2010.  Depending on the timing of the planned pre-NDA meetings with FDA and the outcome of FDA regulatory review cycle, we believe that Lymphoseek could be commercialized in mid-2011.  We cannot assure you, however, that this product will achieve regulatory approval, or if approved, that it will achieve market acceptance.  See Risk Factors.

Over the past few years, we have made progress in advancing our RIGScan CR development program while incurring minimal research expenses.  Our RIGS® technology, which had been essentially inactive since failing to gain approval following our original license application in 1997, has been the subject of renewed interest due primarily to the analysis of survival data related to patients who participated in the original Phase 3 clinical studies that were completed in 1996.  After a successful pre-submission meeting with EMEA in July 2008, we submitted a plan during the third quarter of 2008 on how we would propose to complete clinical development for RIGScan CR.  The clinical protocol we submitted to EMEA involves approximately 400 patients in a randomized trial of patients with colorectal cancer.  The participants in the trial would be randomized to either a control or RIGS treatment arm.  Patients randomized to the RIGS arm would have their disease status evaluated at the end of their cancer surgery to determine the presence or absence of RIGS-positive tissue.  Patients in both randomized arms would be followed to determine if patients with RIGS-positive status have a lower overall survival rate and/or a higher occurrence of disease recurrence.  The hypothesis for the trial is based upon the data from the earlier NEO2-13 and NEO2-14 trial results.

Our desire has been, and continues to be, to develop a clinical development plan which is harmonized between the U.S. and the EU.  To that end, during December 2009 we submitted an investigational new drug (IND) amendment to the United States FDA which includes the design of a proposed Phase 3 clinical trial of RIGScan CR. The IND amendment includes a Special Protocol Assessment (SPA) in accordance with the Prescription Drug User Fee Act of 1992 (PDUFA) and current regulatory guidelines, and will be registered on the clinicaltrials.gov website following discussions with FDA regarding the SPA.

The Phase 3 clinical study as currently designed would be a randomized clinical study that would evaluate the ability of RIGScan CR to identify tumor-associated tissue in a group of patients as compared to a group of patients provided with traditional surgical care. Based on our current statistical analysis, we now believe the sample size for the proposed Phase 3 clinical study may be as few as 250 patients including both the RIGScan CR and traditional treatment groups. In addition to assessing the ability of RIGScan CR to identify tumor-associated tissue, the survival rate of the RIGScan CR treated patients will be compared to the patients treated with conventional treatment modalities.

It should also be noted that the RIGScan CR biologic drug has not been produced for several years.  We would have to perform some additional work related to ensuring the drug cell line is still viable and submit this data to EMEA and possibly FDA for their evaluation in connection with preparations to restart pivotal clinical trials.  During the third quarter of 2009, we announced that we had executed a Biopharmaceutical Development and Supply Agreement with Laureate Pharma, Inc.  This agreement will support the initial evaluation of the viability of the CC49 master working cell bank as well as the initial steps in re-validating the commercial production process for the biologic agent used in RIGScan CR.   In addition, we will need to re-establish radiolabeling capabilities for the CC49 antibody in order to meet the regulatory needs for the RIGScan CR product.  We have also begun discussions with parties capable of supporting such activities.

We continue to believe it will be necessary for us to identify a development partner or an alternative funding source in order to prepare for and fund the pivotal clinical testing that will be necessary to gain marketing clearance for RIGScan CR.  In the past, we have engaged in discussions with various parties regarding such a partnership.  We believe the recently clarified regulatory pathway approved by EMEA is very valuable, but we believe clarifying the regulatory pathway in the U.S. is important for us and our potential partners is assessing the full potential for RIGScan CR.  However, even if we are able to make such arrangements on satisfactory terms, we believe that the time required for continued development, regulatory approval and commercialization of a RIGS product would likely be a minimum of five years before we receive any significant product-related royalties or revenues.  We cannot assure you that we will be able to complete definitive agreements with a development partner or obtain financing to fund development of the RIGS technology and do not know if such arrangements could be obtained on a timely basis on terms acceptable to us, or at all.  We also cannot assure you that FDA or EMEA will clear our RIGS products for marketing or that any such products will be successfully introduced or achieve market acceptance.

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

Our Outlook for our Gamma Detection Device Business

We believe our core gamma detection device business line will continue to achieve positive results in 2010.  We believe that the surgical community will continue to adopt the sentinel lymph node biopsy (SLNB) application while a standard of care determination is still pending.  We also believe that Lymphoseek, our lymphatic targeting agent, should it become commercially available, could significantly improve the adoption of SLNB in future years in areas beyond melanoma and breast cancer.  To that end, we are supporting the clinical evaluation of Lymphoseek in human patients in a Phase 3 trial in head and neck squamous cell carcinoma and in Phase 1 trials in patients with either prostate or colon cancers.

We believe that most of the leading cancer treatment institutions in the U.S. and other major global markets have adopted SLNB and purchased gamma detection systems such as the neoprobe GDS.  As a result, we may be reaching saturation within this segment of the market, except for a replacement sales market which we also believe is developing as devices introduced during the early years of lymphatic mapping begin to age over ten years.  A decline in the adoption rate of SLNB or the development of alternative technologies by competitors may negatively impact our sales volumes, and therefore, revenues and net income in future years.  In order to address the issue of potential saturation as well as to continue to provide our customers with the highest quality tools for performing SLNB, we have introduced several enhancements to our gamma device product line over the past few years, including a higher energy gamma detection probe which was launched in mid- 2009.

Our gamma detection devices are distributed in most global markets by Ethicon Endo-Surgery, Inc. (EES), a Johnson & Johnson company.   Under the terms of our distribution agreement with EES, the transfer prices we receive on product sales to EES are based on a fixed percentage of their end-customer average sales price (ASP), subject to a floor transfer price.  Throughout their sales history, our products have generally commanded a price premium in most of the markets in which they are sold, which we believe is due to their superior performance and ease of use.  The end-customer ASP received by EES for our base gamma detection systems increased approximately 5% in 2009 as compared to 2008, primarily due to improved pricing on our neoprobe GDS system.  While we continue to believe in the technical and user-friendly superiority of our products, the competitive landscape continues to evolve and current economic conditions present a number of challenges to the outlook for medical device sales.  We may lose market share or experience price erosion and/or lower sales volumes as a result, any of which would have a direct negative impact on net income.  If price erosion occurs in 2010, or if the U.S. Dollar gains significantly against the Euro, there is a risk associated with future sales prices of our gamma detection devices to EES that may erode some or all of the premium we received in prior years in excess of the floor price.  However, in December 2007, Neoprobe and EES executed an amendment to the distribution agreement which extended the agreement through the end of 2013.  The amendment modified certain terms of the agreement including increasing the percentage of EES’ sales which Neoprobe receives by 15-20% and setting minimum performance requirements in order to maintain exclusivity.

We expect that revenues from our gamma detection devices will likely decline from 2009 levels due to the previously discussed non-recurring stocking revenues, but should still result in a net profit in 2010 for that line of business, excluding general and administrative costs, interest and other financing-related charges.  Our overall operating results for 2010 will also be greatly affected by the amount of development of our radiopharmaceutical products.  Primarily as a result of the significant development costs we expect to incur related to the continued clinical development of Lymphoseek, we do not expect to achieve overall operating profitability during 2010.  We cannot assure you that our current or potential new products will be successfully commercialized, that we will achieve significant product revenues, or that we will achieve or be able to sustain profitability in the future.

Results of Operations

Revenue for 2009 increased to $9.5 million from $7.6 million in the prior year.  The increase was primarily due to increased unit prices of our control units and detector probes.  The increase in net sales compared to the prior year can also be partially attributed to sales of our new high energy probes and wireless laparoscopic probes.  Gross margins for 2009 increased to 67% as compared to 63% in 2008.  The increase in gross margins was primarily due to the increased percentage of ASP received by Neoprobe from EES coupled with increased end-customer ASP for gamma detection devices.

Results for 2009 also reflect an increase in research and development expenditures of $681,000 to $5.0 million from $4.3 million in 2008.  The increase was primarily due to higher Lymphoseek development expenses related to conducting the Phase 3 clinical trials offset by decreased non-clinical testing, validation and process development activities.  Selling, general and administrative expenses increased to $3.2 million in 2009 from $3.0 million in 2008.

Net Sales and Margins.  Net sales, comprised primarily of sales of our gamma detection systems, increased $2.0 million, or 27%, to $9.4 million during 2009 from $7.4 million in 2008.  Gross margins on net sales increased to 67% of net sales for 2009 compared to 62% of net sales for 2008.

The increase in net sales was the result of increased gamma detection device sales of $1.8 million, increased gamma detection device extended service contract revenue of $92,000 and increased gamma detection device non-warranty service revenue of $91,000.  The increase in gamma detection device sales was primarily due to increased unit prices of our control units and detector probes.  The increase in net sales compared to the prior year can also be partially attributed to sales of our new high energy probes and wireless laparoscopic probes.  The price at which we sell our gamma detection products to EES is based on a percentage of the global ASP received by EES on sales of Neoprobe products to end customers, subject to a minimum floor price.  In January 2009, Neoprobe began receiving an increased percentage of ASP for certain products under the terms of our amended distribution agreement with EES.  The increase in gross margins was primarily due to the increased percentage of ASP received by Neoprobe from EES coupled with increased end-customer ASP for gamma detection devices.

Research and Development Expenses.  Research and development expenses increased $681,000, or 16%, to $5.0 million during 2009 from $4.3 million in 2008.  Research and development expenses in 2009 included approximately $3.9 million in drug and therapy product development costs and $1.1 million in gamma detection device development costs.  This compares to expenses of $3.3 million and $948,000 in these segment categories in 2008.  The changes in each category were primarily due to (i) increased costs related to the Phase 3 clinical trials of Lymphoseek offset by decreased non-clinical testing, validation and process development activities related to Lymphoseek, and (ii) decreased development costs of our neoprobe GDS control unit and wireless laparoscopic probe, offset by increased development costs of our new high energy detection probe and other products in 2009, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $275,000, or 9%, to $3.2 million during 2009 from $3.0 million in 2008.  The net increase was due primarily to increases in compensation and utilities costs offset by decreases in investor relations fees.

Other Income (Expense).  Other expense, net increased $33.8 million to $35.9 million during 2009 from $2.1 million during the same period in 2008.  During 2009, we recorded a $16.2 million non-cash loss on extinguishment of debt related to changes in the terms of our convertible debt, convertible preferred stock and the related warrants to purchase our common stock.  Also during 2009, we recorded a $18.1 million increase in derivative liabilities resulting from the accounting treatment for the convertible debt agreements we executed in December 2007 and April 2008, the convertible preferred stock we issued in December 2008, and the related warrants to purchase our common stock, which contained certain provisions that resulted in their being treated as derivative liabilities under new accounting guidance effective January 1, 2009.  During 2008, we recorded a $451,000 increase in derivative liabilities.  Interest expense, primarily related to the convertible debt agreements we completed in December 2007 and April 2008, decreased $212,000 to $1.5 million during 2009 from $1.7 million for the same period in 2008.  Of this interest expense, $428,000 and $706,000 in 2009 and 2008, respectively, was non-cash in nature related to the amortization of debt issuance costs and discounts resulting from the warrants and conversion features of the convertible debt.  An additional $917,000 of interest expense in 2009 was non-cash in nature due to the payment or accrued payment of interest on our convertible debt with shares of our common stock.

Discontinued Operations.  During the third quarter of 2009, we made the decision to discontinue operations of the blood flow measurement device segment of our business as the segment was no longer considered a strategic initiative to the Company.  This determination was based in large part on positive events in our other development initiatives.  As a result, we recorded an impairment loss related to discontinued operations of $1.7 million for the year ended December 31, 2009.  Total revenues from discontinued operations were $129,000 and $297,000 in 2009 and 2008, respectively.  The net loss from discontinued operations was $176,000 and $534,000 for 2009 and 2008, respectively.

Liquidity and Capital Resources

Cash balances, including short term available-for-sale securities in 2008, increased to $5.6 million at December 31, 2009 from $4.1 million at December 31, 2008.  The net increase was primarily due to cash received for the issuance of common stock related to the exercise of warrants, partially offset by cash used to fund our operations, mainly for research and development activities.  The current ratio increased to 3.6:1 at December 31, 2009 from 3.1:1 at December 31, 2008.

Operating Activities.  Cash used in operations decreased $1.5 million to $1.5 million during 2009 compared to $3.0 million during 2008.

Accounts receivable decreased to $1.3 million at December 31, 2009 from $1.6 million at December 31, 2008.  The decrease was primarily a result of normal fluctuations in timing of purchases and payments by EES.  We expect overall receivable levels will continue to fluctuate during 2010 depending on the timing of purchases and payments by EES.

Inventory levels increased to $1.1 million at December 31, 2009 compared to $544,000 at December 31, 2008.  The first commercial-grade lot of the active pharmaceutical ingredient used in Lymphoseek was produced during 2009.  Gamma detection device materials inventory increased in preparation for detector probe production.  Gamma detection finished device inventory also increased due to the timing of production and sales to EES.  We expect inventory levels to increase during 2010 as our Lymphoseek materials are converted to finished drug inventory.

Investing Activities. Investing activities provided $327,000 during 2009 compared to $627,000 used during 2008.  We purchased $690,000 of available-for-sale securities during 2008.  Available-for-sale securities of $494,000 and $196,000 matured during 2009 and 2008, respectively.  Capital expenditures of $96,000 and $116,000 during 2009 and 2008, respectively, were primarily for computers, production and laboratory equipment, and software.  We expect our overall capital expenditures for 2010 to increase slightly compared to 2009 as we prepare for the commercial production of Lymphoseek.  Payments for patent and trademark costs were $71,000 and $17,000 during 2009 and 2008, respectively.

Financing Activities.  Financing activities provided $3.2 million during 2009 compared to $5.7 million provided during 2008.  The $3.2 million provided by financing activities in 2009 consisted primarily of proceeds from the issuance of common stock of $3.6 million, offset by payments of stock offering costs of $244,000 and payments of notes payable of $138,000.  The $5.7 million provided by financing activities in 2008 consisted primarily of proceeds from the issuance of preferred stock of $3.0 million, proceeds from the issuance of new notes payable of $3.0 million, and proceeds from the issuance of common stock of $232,000, offset by payments of stock offering costs of $181,000, payments of debt issuance costs of $200,000 and payments of notes payable of $158,000.

In December 2006, we entered into a common stock purchase agreement with Fusion Capital, an Illinois limited liability company, to sell $6.0 million of our common stock to Fusion Capital over a 24-month period which ended on November 21, 2008.  Through November 21, 2008, we sold to Fusion Capital under the agreement 7,568,671 shares for proceeds of $1.9 million.  In December 2008, we entered into an amendment to the agreement which gave us a right to sell an additional $6.0 million of our common stock to Fusion Capital before March 1, 2011, along with the $4.1 million of the unsold balance of the $6.0 million we originally had the right to sell to Fusion Capital under the original agreement.  In March 2010, we sold to Fusion Capital under the amended agreement 540,541 shares for proceeds of $1.0 million.  Subsequent to this sale, the remaining aggregate amount of our common stock we can sell to Fusion Capital is $9.1 million, and we have reserved a total of 10,113,459 shares of our common stock in respect to potential sales of common stock we may make to Fusion Capital in the future under the amended agreement.

In December 2006, we issued to Fusion Capital 720,000 shares of our common stock as a commitment fee upon execution of the original agreement.  As sales of our common stock were made under the original agreement, we issued an additional 234,000 shares of our common stock to Fusion Capital as an additional commitment fee.  In connection with entering into the amendment, we issued an additional 360,000 shares in consideration for Fusion Capital’s entering into the amendment.  Also, as an additional commitment fee, we agreed to issue to Fusion Capital an additional 486,000 shares of our common stock pro rata as we sell the first $4.1 million of our common stock to Fusion Capital under the amended agreement.  In March 2010, we issued an additional 120,000 shares of our common stock to Fusion Capital as an additional commitment fee related to the 540,541 shares of stock that we sold to Fusion Capital for $1.0 million.

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

On July 24, 2009, we entered into a Securities Amendment and Exchange Agreement with Montaur, pursuant to which Montaur agreed to the amendment and restatement of the terms of the Montaur Notes, the Preferred Stock, and the Montaur Warrants.  The Series A Note was amended to grant Montaur conversion rights with respect to the $3.5 million portion of the Series A Note that was previously not convertible.  The newly convertible portion of the Series A Note is convertible at $0.9722 per share.  The amendments also eliminated certain price reset features of the Montaur Notes, the Preferred Stock and the Montaur Warrants that had created significant non-cash derivative liabilities on the Company’s balance sheet.  In conjunction with this transaction, we issued Montaur a Series AA Warrant to purchase 2.4 million shares of our common stock at an exercise price of $0.97 per share, expiring in July 2014.  The change in terms of the Montaur Notes, the Preferred Stock and the Montaur Warrants was treated as an extinguishment of debt for accounting purposes.  The Company recorded an additional $5.6 million in mark-to-market adjustments related to the increase in the Company’s common stock from June 30 to July 24, 2009.  As a result of the extinguishment treatment associated with the elimination of the price reset features, the Company also recorded $16.2 million in non-cash loss on the extinguishment and reclassified $27.0 million in derivative liabilities to additional paid-in capital.  Following the extinguishment, the Company’s balance sheet reflects the face value of the $10 million due to Montaur pursuant to the Montaur Notes.  In connection with this transaction, Montaur exercised 2,844,319 Series Y Warrants in exchange for issuance of 2,844,319 shares of our common stock, resulting in gross proceeds of $1,635,483 received in July 2009.  Montaur also exercised their remaining 3,155,681 Series Y Warrants in exchange for issuance of 3,155,681 shares of our common stock, resulting in additional gross proceeds of $1,814,517 received in September 2009.

In connection with the Montaur SPA, the term of the $1.0 million Bupp Note was extended to December 27, 2011, one day following the maturity date of the Montaur Notes.  In consideration for the Bupp Investors’ agreement to extend the term of the Bupp Note pursuant to an Amendment to the Bupp Purchase Agreement, dated December 26, 2007, we agreed to provide security for the obligations evidenced by the Amended 10% Convertible Note in the principal amount of $1,000,000, due December 31, 2011, executed by Neoprobe in favor of the Bupp Investors (the Amended Bupp Note), under the terms of a Security Agreement, dated December 26, 2007, by and between Neoprobe and the Bupp Investors (the Bupp Security Agreement).  This security interest is subordinate to the security interest of Montaur.  As further consideration for extending the term of the Bupp Note, we issued the Bupp Investors Series V Warrants to purchase 500,000 shares of our common stock at an exercise price of $0.32 per share, expiring in December 2012.  The Amended Bupp Note had an outstanding principal amount of $1.0 million on December 31, 2009, and an outstanding principal amount of $1.0 million as of March 26, 2010.  During 2009, we paid none of the outstanding principal and paid or accrued $100,000 in interest due under the Amended Bupp Note.

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

Recent Accounting Developments

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which was primarily codified in FASB Accounting Standards CodificationTM (ASC) Topic 820, Fair Value Measurements and Disclosures.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement did not require any new fair value measurements.  This statement was initially effective for Neoprobe beginning January 1, 2008 for nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value on at least an annual basis.  In February 2008, the FASB decided to allow entities to electively defer the effective date of this statement until January 1, 2009 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on at least an annual basis.  We began applying the fair value measurement and disclosure provisions of this statement to nonfinancial assets and liabilities effective January 1, 2009.  The application of such was not material to our consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), Business Combinations, which was primarily codified in FASB ASC Topic 805, Business Combinations.  This statement requires that the acquisition method (formerly called the purchase method) of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets and liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date.  This statement also requires, among other things, that the acquisition-related costs be recognized separately from the acquisition.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and was adopted by Neoprobe beginning January 1, 2009.  There have been no acquisitions since the adoption of this statement.  The effect the adoption of this statement will have on us will depend on the nature and size of acquisitions we complete in the future, if any.

Also in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51, which was primarily codified in FASB ASC Topic 810, Consolidation.   This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This statement is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008, and was adopted by Neoprobe beginning January 1, 2009.  This statement is being applied prospectively as of the beginning of the fiscal year in which it was adopted, except for the presentation and disclosure requirements.  The presentation and disclosure requirements are being applied retrospectively for all periods presented.  The adoption of this statement did not have a material effect on our consolidated results of operations or financial condition.

In December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on EITF Issue No. 07-1, Accounting for Collaborative Arrangements, which was primarily codified in FASB ASC Topic 808, Collaborative Arrangements.  This guidance defines a collaborative arrangement as well as the accounting for transactions between participants in a collaborative arrangement and between the participants in the arrangement and third parties.  This guidance requires that both types of transactions be reported in each participant’s respective income statement.  We adopted the new provisions of FASB ASC 808 beginning January 1, 2009.  The adoption did not impact our consolidated results of operations or financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133, which was primarily codified in FASB ASC Topic 815, Derivatives and Hedging.  This statement provides an understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows.  We adopted this statement beginning January 1, 2009.  The adoption did not have a material impact on our derivative disclosures.

In June 2008, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, which was primarily codified in FASB ASC Topic 815, Derivatives and Hedging.  This guidance clarifies the determination of whether equity-linked instruments (or embedded features), such as our convertible notes or warrants to purchase our common stock, are considered indexed to our own stock, which would qualify as a scope exception.  We adopted the new provisions of FASB ASC 815 beginning January 1, 2009.  The adoption had a material impact on our consolidated financial statements.  See Note 9 to the consolidated financial statements.

Also in June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, which was primarily codified in FASB ASC Topic 260, Earnings Per Share.  This guidance provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are required to be included in the computation of earnings per share pursuant to the two-class method.  The two-class method of computing earnings per share includes an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared, whether paid or unpaid, and participation rights in undistributed earnings.  All prior period earnings per share data presented are required to be adjusted retrospectively to conform to this statement.  We adopted this guidance beginning January 1, 2009.  The adoption did not impact our earnings (loss) per share for the years ended December 31, 2009 and 2008.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was primarily codified in FASB ASC Topic 855, Subsequent Events.  This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  We adopted this statement beginning April 1, 2009.  The adoption of this statement did not impact our consolidated results of operations or financial position since it requires additional disclosures only.  See Note 18 to the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, which was primarily codified in FASB ASC Topic 105, Generally Accepted Accounting Principles.  This statement establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP).  All guidance contained in the FASB ASC carries an equal level of authority.  This statement did not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  The FASB ASC superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the FASB ASC became non-authoritative.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The implementation of this statement did not impact our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-5, Measuring Liabilities at Fair Value.  ASU 2009-5 amends FASB ASC Topic 820, Fair Value Measurements and Disclosures.  ASU 2009-5 provides guidance on how to measure the fair value of liabilities when observable market information is not available.  If a quoted price in an active market for an identical liability is available it should be used to value the liability.  In circumstances when a quoted price in an active market for an identical liability is not available, ASU 2009-5 requires that the fair value of the liability be measured using one or more of the following techniques: (1) a valuation technique that uses (a) the quoted price of the identical liability when traded as an asset, or (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of FASB ASC Topic 820, such as an income approach or a market approach.  ASU 2009-5 clarifies that when using the quoted price of an identical liability when traded as an asset, an entity should adjust for factors that are not applicable to the fair value of the asset price of the liability, but should not adjust the asset price for the effect of a restriction preventing the sale of the asset.  If a quoted price for an identical liability when traded as an asset in an active market is available, the asset price is considered to be a Level 1 fair value measurement for the liability, provided that not adjustments to the quoted price of the asset is required.  ASU 2009-5 is effective for the first reporting period (including interim periods) beginning after issuance.  We adopted the provisions of ASU 2009-5 beginning October 1, 2009.  The adoption did not have a material effect on our consolidated results of operations or financial condition.

In January 2010, the FASB issued ASU 2010-2, Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification.  ASU 2010-2 amends FASB ASC Topic 810, Consolidation.  ASU 2010-2 clarifies that the scope of the decrease in ownership provisions applies to: (1) a subsidiary or group of assets that is a business or nonprofit activity; (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity, including an equity method investee or joint venture.  If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, entities first need to consider whether the substance of the transaction is addressed in other U.S. GAAP, and apply that guidance as applicable.  If no other guidance exists, an entity should apply FASB ASC Topic 810-10.  ASU 2010-2 also expands existing disclosure requirements for transactions within the scope of FASB ASC Topic 810-10, and adds several new ones that address fair value measurements and related techniques, the nature of any continuing involvement after the transaction, and whether related parties are involved.  ASU 2010-2 is effective beginning in the period that an entity adopts FASB ASC Topic 810-10.  If an entity has previously adopted FASB ASC Topic 810-10, the amendments are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009, and must be applied retrospectively to the date FASB ASC Topic 810-10 was adopted.  We adopted the provisions of ASU 2010-2 beginning October 1, 2009.  The effect the adoption of ASU 2010-2 will have on us will depend on the nature and size of future decreases in ownership of a subsidiary, if any.

Also in January 2010, the FASB issued ASU 2010-6, Improving Disclosures about Fair Value Measurements.  ASU 2010-6 amends FASB ASC Topic 820, Fair Value Measurements and Disclosures.  ASU 2010-6 requires new disclosures as follows: (1) Transfers in and out of Levels 1 and 2 and (2) Activity in Level 3 fair value measurements.  An entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  In the reconciliation of fair value measurements using significant unobservable inputs (Level 3), an entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).  ASU 2010-6 also clarifies existing disclosures as follows:  (1) Level of disaggregation and (2) Disclosures about inputs and valuation techniques.  An entity should provide fair value measurement disclosures for each class of assets and liabilities.  A class is often a subset of assets or liabilities within a line item in the statement of financial position.  An entity needs to use judgment in determining the appropriate classes of assets and liabilities.  An entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  ASU 2010-6 also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (Subtopic 715-20) which include a change in terminology from major categories of assets to classes of assets and a cross-reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures.  ASU 2010-6 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the separate disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  As the new provisions of ASU 2010-6 provide only disclosure requirements, the adoption of this standard will not have an impact on our consolidated financial position, results of operations or cash flows, but will result in increased disclosures beginning in the first quarter of 2010.

Critical Accounting Policies

We consider the following accounting policies to be critical to our results of operations and financial condition.

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

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We base these estimates and assumptions upon historical experience and existing, known circumstances.  Actual results could differ from those estimates.  Specifically, management may make significant estimates in the following areas:

•
Stock-Based Compensation. Stock-based payments to employees and directors, including grants of stock options, are recognized in the statement of operations based on their estimated fair values. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model to value share-based payments. Compensation cost arising from stock-based awards is recognized as expense using the straight-line method over the vesting period.

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

•
Impairment or Disposal of Long-Lived Assets.  Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

•
Fair Value of Derivative Instruments. Derivative instruments embedded in contracts, to the extent not already a free-standing contract, are bifurcated from the debt instrument and accounted for separately. All derivatives are recorded on the consolidated balance sheet at fair value in accordance with current accounting guidelines for such complex financial instruments. Fair value of warrant liabilities is determined based on a Black-Scholes option pricing model calculation. Fair value of conversion and put option liabilities is determined based on a probability-weighted Black-Scholes option pricing model calculation. Unrealized gains and losses on the derivatives are classified in other expenses as a change in derivative liabilities in the statements of operations. We do not use derivative instruments for hedging of market risks or for trading or speculative purposes.

Other Items Affecting Financial Condition

At December 31, 2009, we had deferred tax assets in the U.S. related to net operating tax loss carryforwards and tax credit carryforwards of approximately $29.1 million and $5.1 million, respectively, available to offset or reduce future income tax liabilities, if any, through 2028.  However, due to the uncertainty of realizing taxable income in the future, utilization of our tax loss and tax credit carryforwards may be limited.  In addition, we believe the ultimate utilization of these tax loss and tax credit carryforwards may be further limited as a result of cumulative ownership changes as defined by Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, which have occurred at various points in our history.  As a result, the related deferred tax assets have been fully reserved in our financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements, and the related notes, together with the report of BDO Seidman, LLP dated March 29, 2010, are set forth at pages F-1 through F-36 attached hereto.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2009.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed and are effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on our assessment we believe that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2009, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors

Each listed director’s respective experience and qualifications described below led the Compensation, Nominating and Governance (CNG) Committee or our Board of Directors to conclude that such director is qualified to serve as a member of our Board of Directors.

Directors whose terms continue until the 2010 Annual Meeting:

Reuven Avital, age 58, has served as a director of our Company since January 2002.  Mr. Avital is a partner and general manager of Ma’Aragim Enterprises Ltd., an investment company in Israel, and he is a board member of a number of privately-held Israeli companies, two of them in the medical device field.  Mr. Avital was a board member of Cardiosonix, Ltd. from April 2001 through December 31, 2001, when we acquired the company.  Previously, Mr. Avital served in the Israeli government in a variety of middle and senior management positions.  He is also chairman or a board member of several not-for-profit organizations, mainly involved in education for the under-privileged and international peace-building.  Mr. Avital has B.A. degrees in The History of the Middle East and International Relations from the Hebrew University of Jerusalem, and a M.P.A. from the Kennedy School of Government at Harvard University.

David C. Bupp, age 60, has served as President and a director of our Company since August 1992 and as Chief Executive Officer since February 1998. From August 1992 to May 1993, Mr. Bupp served as our Treasurer.  In addition to the foregoing positions, from December 1991 to August 1992, he was Acting President, Executive Vice President, Chief Operating Officer and Treasurer, and from December 1989 to December 1991, he was Vice President, Finance and Chief Financial Officer.  From 1982 to December 1989, Mr. Bupp was Senior Vice President, Regional Manager for AmeriTrust Company National Association, a nationally chartered bank holding company, where he was in charge of commercial and retail banking operations throughout Central Ohio. Mr. Bupp has a B.A. degree in Economics from Ohio Wesleyan University.  Mr. Bupp also completed a course of study at Stonier Graduate School of Banking at Rutgers University.

Directors whose terms continue until the 2011 Annual Meeting:

Carl J. Aschinger, Jr., age 71, has served as a director of our Company since June 2004 and as Chairman of the Board since July 2007.  Mr. Aschinger is the Chairman of CSC Worldwide (formerly Columbus Show Case Co.), a privately-held company that manufactures showcases for the retail industry.  Mr. Aschinger also serves on the Board of Directors and as Chairman of the Audit Committee of Pinnacle Data Systems, a publicly-traded company that provides software and hardware solutions to original equipment manufacturers.  Mr. Aschinger is a former director of Liqui-Box Corporation and Huntington National Bank as well as other privately-held ventures and has served on boards or advisory committees of several not-for-profit organizations.

Owen E. Johnson, M.D., age 69, has served as a director of our Company since July 2007.  Prior to his retirement in December 2006, Dr. Johnson served as Vice President and Senior Medical Director of UnitedHealthcare of Ohio, Inc. (UHC), a subsidiary of UnitedHealth Group, where he was involved in a number of roles and activities including new technology assessment and reimbursement establishment.  During 2007, Dr. Johnson rejoined UnitedHealth Networks, a subsidiary of UnitedHealth Group, as Medical Director for their cardiac line of service.  Dr. Johnson has also served on the Board and on numerous Committees of UHC as well as other related organizations.  Prior to joining UHC, Dr. Johnson held several hospital appointments with Riverside Methodist Hospital in Columbus, Ohio.  Dr. Johnson has also been active in numerous professional, fraternal and community organizations in the Columbus, Ohio area.

Fred B. Miller, age 70, has served as a director of our Company since January 2002.  Mr. Miller serves as Chairman of the Audit Committee.  Mr. Miller is the President and Chief Operating Officer of Seicon, Limited, a privately held company that specializes in developing, applying and licensing technology to reduce seismic and mechanically induced vibration.  Mr. Miller also serves on the board of one other privately-held company.  Until his retirement in 1995, Mr. Miller had been with Price Waterhouse LLP since 1962.  Mr. Miller is a Certified Public Accountant, a member of the American Institute of Certified Public Accountants (AICPA), a past member of the Council of the AICPA and a member and past president of the Ohio Society of Certified Public Accountants.  He also has served on the boards or advisory committees of several universities and not-for-profit organizations.  Mr. Miller has a B.S. degree in Accounting from The Ohio State University.

Directors whose terms continue until the 2012 Annual Meeting:

Kirby I. Bland, M.D., age 68, has served as a director of our Company since May 2004.  Dr. Bland currently serves as Professor and Chairman and Fay Fletcher Kerner Professor and Chairman, Department of Surgery of the University of Alabama at Birmingham (UAB) School of Medicine since 1999 and 2002, respectively, Deputy Director of the UAB Comprehensive Cancer Center since 2000 and Senior Scientist, Division of Human Gene Therapy, UAB School of Medicine since 2001.  Prior to his appointments at UAB, Dr. Bland was J. Murry Breadsley Professor and Chairman, Professor of Medical Science, Department of Surgery and Director, Brown University Integrated Program in Surgery at Brown University School of Medicine from 1993 to 1999.  Prior to his appointments at Brown University, Dr. Bland was Professor and Associate Chairman, Department of Surgery, University of Florida College of Medicine from 1983 to 1993 and Associate Director of Clinical Research at the University of Florida Cancer Center from 1991 to 1993.  Dr. Bland held a number of medical staff positions at the University of Louisville, School of Medicine from 1977 to 1983 and at M. D. Anderson Hospital and Tumor Institute from 1976 to 1977.  Dr. Bland is a member of the Board of Governors of the American College of Surgeons (ACS), a member of the ACS’ Advisory Committee, Oncology Group (ACOSOG), a member of the ACS’ American Joint Committee on Cancer Task Force and serves as Chairman of the ACS’ Breast Disease Site Committee, COC.  Dr. Bland is a past President of the Society of Surgical Oncology.  Dr. Bland received his B.S. in Chemistry/Biology from Auburn University and a M.D. degree from the University of Alabama, Medical College of Alabama.

Gordon A. Troup, age 56, has served as a director of our Company since July 2008.  Mr. Troup served as President of the Nuclear Pharmacy Services business at Cardinal Health, Inc. (Cardinal Health), a multinational medical products and services company, from January 2003 until his retirement in December 2007.  Mr. Troup joined Cardinal Health in 1990 and was appointed Group President of Pharmaceutical Distribution and Specialty Distribution Services in 1999.  Prior to joining Cardinal Health, Mr. Troup was employed for 10 years by American Hospital Supply Corporation and 3 years by Zellerbach Paper, a Mead Company.  Mr. Troup has a B.S. degree in Business Management from San Diego State University.  Mr. Troup is a member of several national healthcare trade organizations and is active in a number of not-for-profit organizations.

J. Frank Whitley, Jr., age 67, has served as a director of our Company since May 1994.  Mr. Whitley was Director of Mergers, Acquisitions and Licensing at The Dow Chemical Company (Dow), a multinational chemical company, from June 1993 until his retirement in June 1997.  After joining Dow in 1965, Mr. Whitley served in a variety of marketing, financial, and business management functions.  Mr. Whitley is also involved with several not-for-profit health care organizations, serving as a member of their Boards of Trustees and/or Committees of the Board.  Mr. Whitley has a B.S. degree in Mathematics from Lamar State College of Technology.

Executive Officers

In addition to Mr. Bupp, the following individuals are executive officers of our Company and serve in the position(s) indicated below:

Name	Age	Position

Anthony K. Blair	49	Vice President, Manufacturing Operations
Rodger A. Brown	59	Vice President, Regulatory Affairs and Quality Assurance
Frederick O. Cope, Ph.D.	63	Vice President, Pharmaceutical Research and Clinical Development
Brent L. Larson	46	Vice President, Finance; Chief Financial Officer; Treasurer and Secretary
Douglas L. Rash	66	Vice President, Marketing

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

Rodger A. Brown has served as Vice President, Regulatory Affairs and Quality Assurance of our Company since November 2000.  From July 1998 through November 2000, Mr. Brown served as our Director, Regulatory Affairs and Quality Assurance.  Prior to joining our Company, Mr. Brown served as Director of Regulatory Affairs and Quality Assurance for Biocore Medical Technologies, Inc. from April 1997 to April 1998.  From 1981 through 1996, Mr. Brown served as Director, Regulatory Affairs/Quality Assurance for E for M Corporation, a subsidiary of Marquette Electronics, Inc.

Frederick O. Cope, Ph.D., F.A.C.N., C.N.S. has served as Vice President, Pharmaceutical Research and Clinical Development of our Company since February 2009.  Prior to accepting this position with the Company, Dr. Cope served as the Assistant Director for Research and Head of Program Research Development for The Ohio State University Comprehensive Cancer Center, The James Cancer Hospital and The Richard J. Solove Research Institute, from April 2001 to February 2009.  Dr. Cope is also active in a number of professional and scientific organizations such as serving as an Ad Hoc Member of the FDA Scientific Advisory Panel and a member of Emory University’s Scientific Advisory Board.  Dr. Cope received his BSc from the Delaware Valley College of Science and Agriculture, his MS from Millersville University of Pennsylvania and his Ph.D. from the University of Connecticut.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of our securities with the Securities and Exchange Commission.  Copies of the reports are required by SEC regulation to be furnished to us.  Based on our review of these reports and written representations from reporting persons, we believe that all reporting persons complied with all filing requirements during the fiscal year ended December 31, 2009, except for Gordon Troup, who had one late Form 4 filing related to Company stock that he purchased on the open market in May 2009.

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

Audit Committee

The Audit Committee of the Board of Directors selects our independent public accountants with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, the accounting principles that we use in financial reporting, and the internal controls over financial reporting identified by the independent accountants as a basis for designing their audit procedures.  The members of our Audit Committee are:  Fred B. Miller (Chairman), Reuven Avital, Gordon A. Troup, and J. Frank Whitley, Jr., each of whom is “independent” under the Nasdaq rules referenced below in Part III, Item 13 of this Form 10-K.  The Board of Directors has determined that Fred B. Miller meets the requirements of an “audit committee financial expert” as set forth in Section 407(d)(5) of Regulation S-K promulgated by the SEC.  The Audit Committee held five meetings in fiscal 2009.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning the annual and long-term compensation of our Chief Executive Officer and our other two highest paid executive officers during the last fiscal year (the Named Executives) for the last two fiscal years.

					(c)
				(b)	Restricted	(d)
			(a)	Option	Stock	All Other	Total
Name and Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation

David C. Bupp	2009	$335,000	$45,000	$—	$565,308	$8,621	$953,929
President and	2008	325,000	40,000	57,953	107,717	9,439	540,109
Chief Executive Officer

Frederick O. Cope, Ph.D.	2009	$175,000	$25,000	$78,520	$147,328	$4,360	$430,208
Vice President,	2008	—	—	—	—	—	—
Pharmaceutical Research
and Clinical Development

Brent L. Larson	2009	$184,000	$15,313	$65,247	$82,426	$4,934	$351,920
Vice President, Finance and	2008	177,000	15,000	14,488	17,953	5,442	229,883
Chief Financial Officer

(a)	Bonuses, if any, have been disclosed for the year in which they were earned (i.e., the year to which the service relates).
(b)
Amount represents the aggregate grant date fair value in accordance with FASB ASC Topic 718.  Assumptions made in the valuation of stock option awards are disclosed in Note 1(o) of the Notes to the Consolidated Financial Statements in this Form 10-K.

(c)
Amount represents the aggregate grant date fair value in accordance with FASB ASC Topic 718.  Assumptions made in the valuation of restricted stock awards are disclosed in Note 1(o) of the Notes to the Consolidated Financial Statements in this Form 10-K.

(d)
Amount represents life insurance premiums and club dues paid during the fiscal year for the benefit of the Named Executives and matching contributions under the Neoprobe Corporation 401(k) Plan (the Plan).  Eligible employees may make voluntary contributions and we may, but are not obligated to, make matching contributions based on 40 percent of the employee’s contribution, up to 5 percent of the employee’s salary.  Employee contributions are invested in mutual funds administered by an independent plan administrator.  Company contributions, if any, are made in the form of shares of common stock.  The Plan qualifies under section 401 of the Internal Revenue Code, which provides that employee and company contributions and income earned on contributions are not taxable to the employee until withdrawn from the Plan, and that we may deduct our contributions when made.

Compensation of Mr. Bupp

Employment Agreement.  David C. Bupp is employed under a 36-month employment agreement effective January 1, 2010.  The employment agreement provides for an annual base salary of $355,000.

The Board of Directors and/or the CNG Committee will, on an annual basis, review the performance of our Company and of Mr. Bupp and may pay a bonus to Mr. Bupp as it deems appropriate, in its discretion.  Such review and bonus will be consistent with any bonus plan adopted by the CNG Committee that covers the executive officers of the Company generally.  For the calendar year ending December 31, 2010, the CNG Committee has determined that the maximum bonus payment to Mr. Bupp will be $125,000.  Additionally, as a result of the positive outcome of the Company’s March 2010 meeting with FDA, the CNG Committee has determined that Mr. Bupp will receive a cash bonus in the amount of $45,000 subject to: (1) the Company’s receipt from FDA of the official minutes of the March 2010 meeting at which FDA reviewed the Company’s Phase 3 clinical data from the NEO3-05 trial for Lymphoseek; and (2) the CNG Committee’s determination that the findings of FDA contained in the official minutes of the March 2010 meeting are consistent with the positive outcome of the meeting reported by Mr. Bupp.

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

then, Mr. Bupp will be paid a severance payment of $887,500 (less amounts paid as Mr. Bupp’s salary and benefits that continue for the remaining term of the agreement if his employment is terminated without cause).

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

Mr. Bupp will be paid a severance amount of $532,500 if his employment is terminated at the end of his employment agreement or without cause.  If Mr. Bupp is terminated without cause, his benefits will continue for the longer of 36 months or the full term of the agreement.

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

Frederick O. Cope, Ph.D.

Employment Agreement.  Frederick Cope is employed under an employment agreement effective February 15, 2010 through December 31, 2010.  The employment agreement provides for an annual base salary of $211,000.

The CNG Committee will, on an annual basis, review the performance of our Company and of Dr. Cope and may pay a bonus to Dr. Cope as it deems appropriate, in its discretion.  Such review and bonus will be consistent with any bonus plan adopted by the CNG Committee that covers the executive officers of the Company generally.  For the calendar year ending December 31, 2010, the CNG Committee has determined that the maximum bonus payment to Dr. Cope will be $52,750.  Additionally, as a result of the positive outcome of the Company’s March 2010 meeting with FDA, the CNG Committee has determined that Dr. Cope will receive a cash bonus in the amount of $25,000 subject to: (1) the Company’s receipt from FDA of the official minutes of the March 2010 meeting at which FDA reviewed the Company’s Phase 3 clinical data from the NEO3-05 trial for Lymphoseek; and (2) the CNG Committee’s determination that the findings of FDA contained in the official minutes of the March 2010 meeting are consistent with the positive outcome of the meeting reported by Mr. Bupp.

If a change in control occurs with respect to our Company and the employment of Dr. Cope is concurrently or subsequently terminated:

•	by the Company without cause (cause is defined as any willful breach of a material duty by Dr. Cope in the course of his employment or willful and continued neglect of his duty as an employee);

•	by the expiration of the term of Dr. Cope’s employment agreement; or

•
by the resignation of Dr. Cope because his title, authority, responsibilities, salary, bonus opportunities or benefits have materially diminished, a material adverse change in his working conditions has occurred, his services are no longer required in light of the Company’s business plan, or we breach the agreement;

then, Dr. Cope will be paid a severance payment of $422,000 and will continue his benefits for the longer of 12 months or the remaining term of his employment agreement.

For purposes of Dr. Cope’s employment agreement, a change in control includes:

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

Dr. Cope will be paid a severance amount of $211,000 if his employment is terminated at the end of his employment agreement or without cause.  If Dr. Cope is terminated without cause, his benefits will continue for the longer of 12 months or the full term of the agreement.

Brent L. Larson

Employment Agreement.  Brent Larson is employed under a 24-month employment agreement effective January 1, 2009.  The employment agreement provides for an annual base salary of $184,000.  Effective January 1, 2010, Mr. Larson’s annual base salary was increased to $195,000.

The CNG Committee will, on an annual basis, review the performance of our Company and of Mr. Larson and may pay a bonus to Mr. Larson as it deems appropriate, in its discretion.  Such review and bonus will be consistent with any bonus plan adopted by the CNG Committee that covers the executive officers of the Company generally.  For the calendar year ending December 31, 2010, the CNG Committee has determined that the maximum bonus payment to Mr. Larson will be $40,000.  Additionally, as a result of the positive outcome of the Company’s March 2010 meeting with FDA, the CNG Committee has determined that Mr. Larson will receive a cash bonus in the amount of $17,500 subject to: (1) the Company’s receipt from FDA of the official minutes of the March 2010 meeting at which FDA reviewed the Company’s Phase 3 clinical data from the NEO3-05 trial for Lymphoseek; and (2) the CNG Committee’s determination that the findings of FDA contained in the official minutes of the March 2010 meeting are consistent with the positive outcome of the meeting reported by Mr. Bupp.

The terms of Mr. Larson’s employment agreement are substantially identical to Dr. Cope’s employment agreement, except that:

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

Outstanding Equity Awards at Fiscal Year End

The following table presents certain information concerning outstanding equity awards held by the Named Executives as of December 31, 2009.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Option Exercise	Option Expiration		Number of Unearned	Market Value of Unearned
Name	Exercisable	Unexercisable	Price	Date	Note	Shares	Shares (s)	Note

David C. Bupp	180,000	—	$0.41	1/3/2011	(a)	300,000	$366,000	(n)
	180,000	—	$0.42	1/7/2012	(b)	400,000	$488,000	(o)
	100,000	—	$0.14	1/15/2013	(c)	300,000	$366,000	(q)
	70,000	—	$0.13	2/15/2013	(d)
	125,000	—	$0.30	1/7/2014	(e)
	150,000	—	$0.49	7/28/2014	(f)
	200,000	—	$0.39	12/10/2014	(g)
	200,000	—	$0.26	12/27/2015	(h)
	300,000	—	$0.27	12/15/2016	(i)
	66,667	133,333	$0.362	1/3/2018	(j)

Frederick O. Cope, Ph.D.	—	50,000	$0.65	2/16/2019	(l)	100,000	$122,000	(p)
	—	75,000	$1.10	10/30/2019	(m)	75,000	$91,500	(r)

Brent L. Larson	60,000	—	$0.41	1/3/2011	(a)	50,000	$61,000	(n)
	50,000	—	$0.42	1/7/2012	(b)	75,000	$91,500	(r)
	40,000	—	$0.14	1/15/2013	(c)
	30,000	—	$0.13	2/15/2013	(d)
	70,000	—	$0.30	1/7/2014	(e)
	50,000	—	$0.49	7/28/2014	(f)
	50,000	—	$0.39	12/10/2014	(g)
	40,000	—	$0.26	12/27/2015	(h)
	50,000	—	$0.27	12/15/2016	(i)
	16,667	33,333	$0.362	1/3/2018	(j)
	—	25,000	$0 59	1/5/2009	(k)
	—	75,000	$1.10	10/30/2009	(m)

(a)	Options were granted 1/3/2001 and vested as to one-third on each of the first three anniversaries of the date of grant.
(b)	Options were granted 1/7/2002 and vested as to one-third on each of the first three anniversaries of the date of grant.
(c)	Options were granted 1/15/2003 and vested as to one-third on each of the first three anniversaries of the date of grant.
(d)	Options were granted 2/15/2003 and vested as to one-third on each of the first three anniversaries of the date of grant.
(e)	Options were granted 1/7/2004 and vested as to one-third on each of the first three anniversaries of the date of grant.
(f)	Options were granted 7/28/2004 and vested as to one-third on each of the first three anniversaries of the date of grant.
(g)	Options were granted 12/10/2004 and vested as to one-third on each of the first three anniversaries of the date of grant.
(h)	Options were granted 12/27/2005 and vested as to one-third immediately and on each of the first two anniversaries of the date of grant.
(i)	Options were granted 12/15/2006 and vested as to one-third on each of the first three anniversaries of the date of grant.
(j)	Options were granted 1/3/2008 and vest as to one-third on each of the first three anniversaries of the date of grant.
(k)	Options were granted 1/5/2009 and vest as to one-third on each of the first three anniversaries of the date of grant.
(l)	Options were granted 2/16/2009 and vest as to one-third on each of the first three anniversaries of the date of grant.
(m)	Options were granted 10/30/2009 and vest as to one-third on each of the first three anniversaries of the date of grant.
(n)
Restricted shares granted January 3, 2008.  Pursuant to the terms of Restricted Stock Agreements between the Company and each grantee, the restricted shares will vest upon the approval of a New Drug Application (NDA) for Lymphoseek by the United States Food and Drug Administration (FDA).  If the employment of a grantee with the Company is terminated before all of the restricted shares have vested, then pursuant to the terms of the Restricted Stock Agreements all restricted shares that have not vested at the effective date of such grantee’s termination shall immediately be forfeited by the grantee.  Pursuant to its authority under Section 3.2 of the Restricted Stock Agreements the Company’s Compensation, Nominating and Governance Committee eliminated the forfeiture provision in Section 3.2(b) of the Restricted Stock Agreements effective January 1, 2009, which provision effected the forfeiture of the shares if the vesting event did not occur before June 30, 2010.

(o)
Restricted shares granted January 1, 2009.  Pursuant to the terms of the Restricted Stock Agreement between the Company and Mr. Bupp, the restricted shares will vest upon the approval of a NDA for Lymphoseek by the FDA or the approval of marketing authorization for Lymphoseek by the European Medicines Agency (EMEA).  All of the restricted shares vest upon the occurrence of a Termination Without Cause or in the event of an End of Term Termination or in the event of a Change of Control as defined in Mr. Bupp’s employment agreement.  If the employment of Mr. Bupp with the Company is terminated for reasons other than a Termination Without Cause, an End of Term Termination, or a Change of Control before all of the restricted shares have vested, then pursuant to the terms of the Restricted Stock Agreement all restricted shares that have not vested at the effective date of Mr. Bupp’s termination shall immediately be forfeited by Mr. Bupp.

(p)
Restricted shares granted February 16, 2009.  Pursuant to the terms of the Restricted Stock Agreement between the Company and Dr. Cope, 50% of the restricted shares will vest upon the approval of a NDA for Lymphoseek by FDA or the approval of marketing authorization for Lymphoseek by the EMEA and 50% of the restricted shares will vest upon the commencement of patient enrollment in a Phase 3 clinical trial in humans of RIGScan CR.  All of the restricted shares vest upon the occurrence of a Change of Control as defined in Dr. Cope’s employment agreement.  If the employment of Dr. Cope with the Company is terminated for reasons other than a Change of Control before all of the restricted shares have vested, then pursuant to the terms of the Restricted Stock Agreement all restricted shares that have not vested at the effective date of Dr. Cope’s termination shall immediately be forfeited by Dr. Cope.

(q)
Restricted shares granted December 1, 2009.  Pursuant to the terms of the Restricted Stock Agreement between the Company and Mr. Bupp, the restricted shares will vest upon the approval of a NDA for Lymphoseek by the FDA or the approval of marketing authorization for Lymphoseek by the EMEA.  All of the restricted shares vest upon the occurrence of a Termination Without Cause or in the event of an End of Term Termination or in the event of a Change of Control as defined in the Restricted Stock Agreement.  If the employment of Mr. Bupp with the Company is terminated for reasons other than a Termination Without Cause, an End of Term Termination, or a Change of Control before all of the restricted shares have vested, then pursuant to the terms of the Restricted Stock Agreement all restricted shares that have not vested at the effective date of Mr. Bupp’s termination shall immediately be forfeited by Mr. Bupp.

(r)
Restricted shares granted December 1, 2009.  Pursuant to the terms of Restricted Stock Agreements between the Company and each grantee, the restricted shares will vest upon the approval of a NDA for Lymphoseek by the FDA or the approval of marketing authorization for Lymphoseek by the EMEA.  All of the restricted shares vest upon the occurrence of a Change of Control as defined in the Restricted Stock Agreement.  If the employment of a grantee with the Company is terminated for reasons other than a Change of Control before all of the restricted shares have vested, then pursuant to the terms of the Restricted Stock Agreements all restricted shares that have not vested at the effective date of such grantee’s termination shall immediately be forfeited by the grantee.

(s)
Estimated by reference to the closing market price of the Company’s common stock on December 31, 2009, pursuant to Instruction 3 to Item 402(p)(2) of Regulation S-K.  The closing price of the Company’s common stock on December 31, 2009, was $1.22.

Compensation of Non-Employee Directors

Each non-employee director received an annual cash retainer of $20,000 and earned an additional $2,000 per board meeting attended in person or $500 per telephonic board meeting during the fiscal year ended December 31, 2009.  The Chairmen of the Company’s Board of Directors and Audit Committee each received an additional annual retainer of $10,000 for their services in those capacities during 2009.  Members of committees of the Company’s Board of Directors earned an additional $500 to $1,000, depending on the type of meeting, per committee meeting attended in person or telephonically.  We also reimbursed non-employee directors for travel expenses for meetings attended during 2009.

Each non-employee director also received 10,000 options to purchase common stock and 30,000 shares of restricted stock as a part of the Company’s annual stock incentive grants, in accordance with the provisions of the Neoprobe Corporation Second Amended and Restated 2002 Stock Incentive Plan.  The options granted to purchase common stock vest on the first anniversary of the date of grant and have an exercise price of $0.59, the closing price of the Company’s common stock as reported on the OTC Bulletin Board regulated quotation service on January 5, 2009, the date of grant.  The restricted stock granted will vest upon the approval of a New Drug Application for Lymphoseek by the United States Food and Drug Administration or the approval of marketing authorization for Lymphoseek by the European Medicines Agency.  The aggregate number of equity awards outstanding at March 15, 2010 for each Director is set forth in the footnotes to the beneficial ownership table provided in Part III, Item 12 of this Form 10-K.  Directors who are also officers or employees of Neoprobe do not receive any compensation for their services as directors.

The following table sets forth certain information concerning the compensation of non-employee Directors for the fiscal year ended December 31, 2009.

Name	(a) Fees Earned or Paid in Cash	(b),(c) Option Awards	(d),(e) Restricted Stock Awards	Total Compensation

Carl J. Aschinger, Jr.	$42,000	$4,294	$32,970	$79,264
Reuven Avital	28,500	4,294	32,970	65,764
Kirby I. Bland, M.D.	27,500	4,294	32,970	64,764
Owen E. Johnson, M.D.	28,000	4,294	32,970	65,264
Fred B. Miller	43,500	4,294	32,970	80,764
Gordon A. Troup	33,500	4,294	32,970	70,764
J. Frank Whitley, Jr.	29,000	4,294	32,970	66,264

(a)
Amount represents fees earned during the fiscal year ended December 31, 2009 (i.e., the year to which the service relates).  Quarterly retainers and meeting attendance fees are paid during the quarter following the quarter in which they are earned.

(b)
Amount represents the aggregate grant date fair value in accordance with FASB ASC Topic 718.  Assumptions made in the valuation of stock option awards are disclosed in Note 1(o) of the Notes to the Consolidated Financial Statements in this Form 10-K.

(c)	At December 31, 2009, the non-employee directors held an aggregate of 1,065,000 options to purchase shares of common stock of the Company.
(d)
Amount represents the aggregate grant date fair value in accordance with FASB ASC Topic 718.  Assumptions made in the valuation of restricted stock awards are disclosed in Note 1(o) of the Notes to the Consolidated Financial Statements in this Form 10-K.

(e)	At December 31, 2009, the non-employee directors held an aggregate of 210,000 shares of unvested restricted stock.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2009, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval.  The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	5,689,500	$0.44	464,500

Equity compensation plans not approved by security holders	-	-	-

Total	5,689,500	$0.44	464,500

Security Ownership of Principal Stockholders, Directors, Nominees and Executive Officers and Related Stockholder Matters

The following table sets forth, as of March 15, 2010, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the Named Executives (see “Executive Compensation – Summary Compensation Table”), and (iv) our directors and executive officers as a group.

Beneficial Owner	Number of Shares Beneficially Owned (*)		Percent of Class (**)
Carl J. Aschinger, Jr.	367,300	(a)	(m)
Reuven Avital	455,556	(b)	(m)
Kirby I. Bland, M.D.	205,000	(c)	(m)
David C. Bupp	7,015,706	(d)	8.0%
Frederick O. Cope, Ph.D.	19,173	(e)	(m)
Owen E. Johnson, M.D.	75,000	(f)	(m)
Brent L. Larson	697,987	(g)	(m)
Fred B. Miller	386,000	(h)	(m)
Gordon A. Troup	50,000	(i)	(m)
J. Frank Whitley, Jr.	286,500	(j)	(m)
All directors and officers as a group (13 persons)	10,407,379	(k)(n)	11.5%

Platinum Montaur Life Sciences, LLC	7,563,546	(l)	9.2%

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

(**)	Percent of class is calculated on the basis of the number of shares outstanding on March 15, 2010, plus the number of shares the person has the right to acquire within 60 days of March 15, 2010.
(a)
This amount includes 150,000 shares issuable upon exercise of options which are exercisable within 60 days and 200 shares held in a trust account for which Mr. Aschinger is the custodian, but does not include 30,000 shares of unvested restricted stock.

(b)
This amount consists of 139,256 shares of our common stock owned by Mittai Investments Ltd. (Mittai), an investment fund under the management and control of Mr. Avital, and 195,000 shares issuable upon exercise of options which are exercisable within 60 days but does not include 13,000 shares of unvested restricted stock.  The shares held by Mittai were obtained through a distribution of 2,785,123 shares previously held by Ma’Aragim Enterprise Ltd. (Ma’Aragim), another investment fund under the management and control of Mr. Avital.  On February 28, 2005, Ma’Aragim distributed its shares to the partners in the fund.  Mr. Avital is not an affiliate of the other fund to which the remaining 2,645,867 shares were distributed.  Of the 2,785,123 shares previously held by Ma’Aragim, 2,286,712 were acquired in exchange for surrendering its shares in Cardiosonix Ltd. on December 31, 2001, in connection with our acquisition of Cardiosonix, and 498,411 were acquired by Ma’Aragim based on the satisfaction of certain developmental milestones on December 30, 2002, associated with our acquisition of Cardiosonix.

(c)	This amount includes 180,000 shares issuable upon exercise of options which are exercisable within 60 days but does not include 30,000 shares of unvested restricted stock.
(d)
This amount includes 1,638,333 shares issuable upon exercise of options which are exercisable within 60 days, 770,000 warrants which are exercisable within 60 days, a promissory note convertible into 3,225,806 shares of our common stock, 213,746 shares that are held by Mr. Bupp’s wife for which he disclaims beneficial ownership and 125,792 shares in Mr. Bupp’s account in the 401(k) Plan, but it does not include 1,000,000 shares of unvested restricted stock and 66,667 shares issuable upon exercise of options which are not exercisable within 60 days.

(e)
This amount includes 16,667 shares issuable upon exercise of options which are exercisable within 60 days and 2,506 shares in Dr. Cope’s account in the 401(k) Plan, but it does not include 175,000 shares of unvested restricted stock and 108,333 shares issuable upon exercise of options which are not exercisable within 60 days.

(f)
This amount includes 40,000 shares issuable upon exercise of options which are exercisable within 60 days but does not include 30,000 shares issuable upon exercise of options which are not exercisable within 60 days.

(g)
This amount includes 481,667 shares issuable upon exercise of options which are exercisable within 60 days and 92,928 shares in Mr. Larson’s account in the 401(k) Plan, but it does not include 125,000 shares of unvested restricted stock and 108,333 shares issuable upon exercise of options which are not exercisable within 60 days.

(h)
This amount includes 255,000 shares issuable upon exercise of options which are exercisable within 60 days and 81,000 shares held by Mr. Miller’s wife for which he disclaims beneficial ownership, but does not include 30,000 shares of unvested restricted stock.

(i)	This amount includes 20,000 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 30,000 shares of unvested restricted stock.
(j)	This amount includes 225,000 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 30,000 shares of unvested restricted stock.
(k)
This amount includes 3,943,334 shares issuable upon exercise of options which are exercisable within 60 days, 770,000 warrants which are exercisable within 60 days, a promissory note convertible into 3,225,806 shares of our common stock, 294,946 shares that are held by spouses of our Directors and Officers or in trusts for which they are custodian but for which they disclaim beneficial ownership, and 273,896 shares held in the 401(k) Plan on behalf of certain officers, but it does not include 1,680,000 shares of unvested restricted stock and 526,666 shares issuable upon the exercise of options which are not exercisable within 60 days.  The Company itself is the trustee of the Neoprobe 401(k) Plan and may, as such, share investment power over common stock held in such plan.  The trustee disclaims any beneficial ownership of shares held by the 401(k) Plan.  The 401(k) Plan holds an aggregate total of 624,627 shares of common stock.

(l)
Based on information filed on Schedule 13G with the Securities and Exchange Commission on August 18, 2009 and information supplied subsequently by holder.  The number of shares beneficially owned by Platinum-Montaur Life Sciences, LLC (Montaur), 152 W. 57th Street, 54th Floor, New York, NY 10019, does not include 17,061,538 shares of common stock issuable upon conversion of a 10% Series A Convertible Senior Secured Promissory Note issued to Montaur on December 26, 2007, as amended (the Series A Note), 8,333,333 shares of common stock issuable upon conversion of a 10% Series B Convertible Senior Secured Promissory Note issued to Montaur on April 16, 2008 (the Series B Note), 6,000,000 shares of common stock issuable upon conversion of 3,000 shares Series A 8% Cumulative Convertible Preferred Stock issued to Montaur on December 5, 2008 (the Preferred Stock), 6,000,000 shares of common stock issuable upon exercise of a Series W Warrant issued to Montaur on December 26, 2007, as amended (the Series W Warrant), 8,333,333 shares of common stock issuable upon exercise of a Series X Warrant issued to Montaur on April 16, 2008 (the Series X Warrant), and 2,400,000 shares of common stock issuable upon exercise of a Series AA Warrant issued to Montaur on July 24, 2009 (the Series AA Warrant). The Certificates of Designation of the Preferred Stock, the Series A Note, the Series B Note, the Series W Warrant, the Series X Warrant and the Series AA Warrant each provide that the holder of shares of the Preferred Stock, the Series A Note, the Series B Note, the Series W Warrant, the Series X Warrant and the Series AA Warrant, respectively, may not convert any of the preferred stock or notes or exercise any of the warrants to the extent that such conversion or exercise would result in the holder and its affiliates together beneficially owning more than 4.99% or 9.99% of the outstanding shares of Common Stock, except on 61 days’ prior written notice to Neoprobe that the holder waives such limitation.  Effective September 23, 2009, the 4.99% limitation, however, does not apply to shares of Common Stock issued as a dividend on the Preferred Stock or shares of Common Stock issued as interest on the Series A Note or the Series B Note.

(m)	Less than one percent.
(n)	The address of all directors and executive officers is c/o Neoprobe Corporation, 425 Metro Place North, Suite 300, Dublin, Ohio 43017-1367.

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

Item 14.  Principal Accountant Fees and Services

Audit Fees.  The aggregate fees billed and expected to be billed for professional services rendered by BDO Seidman, LLP for the audit of the Company’s annual consolidated financial statements for the 2009 fiscal year, the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the 2009 fiscal year, consents related to the Company’s registration statements filed during the 2009 fiscal year, and consulting services related to the Company’s modification of certain debt and equity instruments during the 2009 fiscal year were $183,400 (including direct engagement expenses).  The aggregate fees billed for professional services rendered by BDO Seidman, LLP for the audit of the Company’s annual consolidated financial statements for the 2008 fiscal year, the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the 2008 fiscal year, and consents related to the Company’s registration statements filed during the 2008 fiscal year were $177,540 (including direct engagement expenses).

Audit-Related Fees.  No fees were billed by BDO Seidman, LLP for audit-related services for the 2009 or 2008 fiscal years.

Tax Fees.  No fees were billed by BDO Seidman, LLP for tax-related services for the 2009 or 2008 fiscal years.

All Other Fees.  No fees were billed by BDO Seidman, LLP for services other than the audit, audit-related and tax services for the 2009 or 2008 fiscal years.

Pre-Approval Policy.  The Audit Committee is required to pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor or other registered public accounting firm, subject to the de minimis exceptions for permitted non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934 that are approved by the Audit Committee prior to completion of the audit.

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

4.2
Neoprobe Corporation First Amended and Restated Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A 8% Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 6, 2009).

4.3
Neoprobe Corporation Second Amended and Restated Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series A 8% Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 29, 2009).

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

10.9	Employment Agreement dated January 1, 2010, by and between the Company and David C. Bupp (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2010).

10.10
Employment Agreement, commencing February 15, 2010, by and between the Company and Frederick O. Cope, Ph.D. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 26, 2010).

10.11
Technology Transfer Agreement dated July 29, 1992 between the Company and The Dow Chemical Corporation (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission) (incorporated by reference to Exhibit 10.10 to the Company’s Form S-1 filed October 15, 1992).

10.12	Cooperative Research and Development Agreement between the Company and the National Cancer Institute (incorporated by reference to Exhibit 10.3.31 to the Company’s September 30, 1995 Form 10–QSB).

10.13	License dated May 1, 1996 between the Company and The Dow Chemical Company (incorporated by reference to Exhibit 10.3.45 to the Company’s June 30, 1996 Form 10–QSB).

10.14
License Agreement dated May 1, 1996 between the Company and The Dow Chemical Company (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission) (incorporated by reference to Exhibit 10.3.46 to the Company’s June 30, 1996 Form 10–QSB).

10.15
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

10.16
Evaluation License Agreement dated March 31, 2005 between the Company and the Regents of the University of California, San Diego (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission) (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-KSB filed March 31, 2006).

10.17
Distribution Agreement between the Company and Ethicon Endo-Surgery, Inc. dated October 1, 1999 (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission) (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-KSB filed March 16, 2007).

10.18
First Amendment to Distribution Agreement, dated December 14, 2007, by and between the Company and Ethicon Endo-Surgery, Inc. (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 20, 2007).

10.19
Product Supply Agreement between the Company and TriVirix International, Inc., dated February 5, 2004 (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission) (incorporated by reference to Exhibit 10.17 to the Company’s December 31, 2004 Form 10-KSB).

10.20
Supply and Distribution Agreement, dated November 15, 2007, by and between the Company and Cardinal Health 414, LLC (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 21, 2007).

10.21
Warrant to Purchase Common Stock of Neoprobe Corporation dated March 8, 2004 between the Company and David C. Bupp (incorporated by reference to Exhibit 10.28 to the Company’s December 31, 2003 Form 10-KSB).

10.22
Registration Rights Agreement dated April 2, 2003 between the Company, David C. Bupp and Donald E. Garlikov (incorporated by reference to Exhibit 99(i) to the Company’s Current Report on Form 8-K filed April 2, 2003).

10.23
Common Stock Purchase Agreement between the Company and Fusion Capital Fund II, LLC dated December 1, 2006 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed December 4, 2006).

10.24
First Amendment to Common Stock Purchase Agreement between the Company and Fusion Capital Fund II, LLC, dated December 24, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 31, 2008).

10.25
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

10.27
Amendment to Convertible Note Purchase Agreement, dated December 26, 2007, between the Company and David C. Bupp, Cynthia B. Gochoco and Walter H. Bupp, as joint tenants with right of survivorship (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed January 2, 2008).

10.28
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

10.31
Series V Warrant to Purchase Common Stock of Neoprobe Corporation issued to David C. Bupp, Cynthia B. Gochoco and Walter H. Bupp, as joint tenants with right of survivorship (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 9, 2007).

10.32
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

10.36
Agreement Modifying the Interest and Dividend Payment Dates of the Neoprobe Corporation Series A and B Promissory Notes and Series A Preferred Stock, and Exercise and Conversion Price Adjustment Provisions of the Neoprobe Corporation Series X and Y Warrants and Series A Preferred Stock, dated March 31, 2009, by and between Neoprobe Corporation and Platinum-Montaur Life Sciences, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2009).

10.37
Securities Amendment and Exchange Agreement, dated July 24, 2009, by and between the Company and Platinum-Montaur Life Sciences, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 29, 2009).

10.38
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

10.40
Amended and Restated Neoprobe Corporation 10% Series A Convertible Senior Secured Promissory Note in the principal amount of $7,000,000, due December 26, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 29, 2009).

10.41
Neoprobe Corporation 10% Series B Convertible Senior Secured Promissory Note in the principal amount of $3,000,000, due December 26, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 18, 2008).

10.42
Amended and Restated Neoprobe Corporation 10% Series B Convertible Senior Secured Promissory Note in the principal amount of $3,000,000, due December 26, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 29, 2009).

10.43
Series W Warrant to Purchase Shares of Common Stock of Neoprobe Corporation issued to Platinum-Montaur Life Sciences, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 2, 2008).

10.44
Amended and Restated Series W Warrant to Purchase Shares of Common Stock of Neoprobe Corporation issued to Platinum-Montaur Life Sciences, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed July 29, 2009).

10.45
Series X Warrant to Purchase Shares of Common Stock of Neoprobe Corporation issued to Platinum-Montaur Life Sciences, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 18, 2008).

10.46
Amended and Restated Series X Warrant to Purchase Shares of Common Stock of Neoprobe Corporation issued to Platinum-Montaur Life Sciences, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed July 29, 2009).

10.47
Series Y Warrant to Purchase Shares of Common Stock of Neoprobe Corporation issued to Platinum-Montaur Life Sciences, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 9, 2008).

10.48
Amended and Restated Series Y Warrant to Purchase Shares of Common Stock of Neoprobe Corporation issued to Platinum-Montaur Life Sciences, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed July 29, 2009).

10.49
Series AA Warrant to Purchase Shares of Common Stock of Neoprobe Corporation issued to Platinum-Montaur Life Sciences, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed July 29, 2009).

10.50
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

10.52
Third Amendment to Registration Rights Agreement, dated July 10, 2008, between Neoprobe Corporation and Platinum-Montaur Life Sciences, LLC (incorporated by reference to Exhibit 10.55 to pre-effective amendment No. 2 to the Company’s Registration Statement on Form S-1, filed July 24, 2008, Registration file No. 333-150650).

10.53
Fourth Amendment to Registration Rights Agreement, dated December 5, 2008, between Neoprobe Corporation and Platinum-Montaur Life Sciences, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 9, 2008).

10.54
Fifth Amendment to Registration Rights Agreement, dated December 21, 2009, between Neoprobe Corporation and Platinum-Montaur Life Sciences, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2009).

10.55
Security Agreement, dated December 26, 2007, between the Company and Platinum-Montaur Life Sciences, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed January 2, 2008).

10.56
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

Dated: March 31, 2010
NEOPROBE CORPORATION
(the Company)

By:	/s/ David C. Bupp
David C. Bupp, President and
Chief Executive Officer

Signature	Title	Date

/s/David C. Bupp	Director, President and	March 31, 2010
David C. Bupp	Chief Executive Officer (principal executive officer)

/s/ Brent L. Larson*	Vice President, Finance and	March 31, 2010
Brent L. Larson	Chief Financial Officer (principal financial officer)

/s/ Carl J. Aschinger, Jr.*	Chairman, Director	March 31, 2010
Carl J. Aschinger, Jr.

/s/ Reuven Avital*	Director	March 31, 2010
Reuven Avital

/s/ Kirby I. Bland*	Director	March 31, 2010
Kirby I. Bland

/s/ Owen E. Johnson*	Director	March 31, 2010
Owen E. Johnson

/s/ Fred B. Miller*	Director	March 31, 2010
Fred B. Miller

/s/ Gordon A. Troup*	Director	March 31, 2010
Gordon A. Troup

/s/ J. Frank Whitley, Jr.*	Director	March 31, 2010
J. Frank Whitley, Jr.

*By:	/s/ David C. Bupp
David C. Bupp, Attorney-in-fact

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

NEOPROBE CORPORATION

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEARS ENDED:

DECEMBER 31, 2009 AND 2008

FINANCIAL STATEMENTS

NEOPROBE CORPORATION and SUBSIDIARY

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors
Neoprobe Corporation
Dublin, Ohio

We have audited the accompanying consolidated balance sheets of Neoprobe Corporation as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Neoprobe Corporation at December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for warrants and embedded conversion options effective January 1, 2009 due to the adoption of EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (codified in FASB ASC Topic 815, Derivatives and Hedging).

/s/ BDO Seidman, LLP

Chicago, Illinois
March 29, 2010

Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets

December 31, 2009 and 2008

ASSETS	2009	2008

Current assets:
Cash	$5,639,842	$3,565,837
Available-for-sale securities	—	495,383
Accounts receivable, net	1,331,908	1,626,065
Inventory	1,143,697	544,126
Prepaid expenses and other	474,243	573,573
Assets associated with discontinued operations	27,475	435,740

Total current assets	8,617,165	7,240,724

Property and equipment	1,990,603	1,940,748
Less accumulated depreciation and amortization	1,693,290	1,593,501

	297,313	347,247

Patents and trademarks	524,224	459,431
Less accumulated amortization	445,650	433,358

	78,574	26,073

Other assets	24,707	594,449

Other assets associated with discontinued operations	—	1,410,957

Total assets	$9,017,759	$9,619,450

Continued

Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets, continued

LIABILITIES AND STOCKHOLDERS’ DEFICIT	2009	2008

Current liabilities:
Accounts payable	$763,966	$725,820
Accrued liabilities and other	1,048,304	900,796
Capital lease obligations, current portion	11,265	9,084
Deferred revenue, current portion	560,369	526,619
Notes payable to finance companies	—	137,857
Liabilities associated with discontinued operations	18,743	22,280

Total current liabilities	2,402,647	2,322,456

Capital lease obligations	19,912	11,095
Deferred revenue	534,119	490,165
Note payable to CEO, net of discounts of $54,093 and $76,294, respectively	945,907	923,706
Notes payable to investors, net of discounts of $0 and $5,001,149, respectively	10,000,000	4,998,851
Derivative liabilities	1,951,664	853,831
Other liabilities	33,362	45,071

Total liabilities	15,887,611	9,645,175

Commitments and contingencies

Preferred stock; $.001 par value; 5,000,000 shares authorized; 3,000 Series A shares, par value $1,000, issued and outstanding at December 31, 2009 and 2008	3,000,000	3,000,000

Stockholders’ deficit:
Common stock; $.001 par value; 150,000,000 shares authorized; 80,936,711 and 70,862,641 shares issued and outstanding at December 31, 2009 and 2008, respectively	80,937	70,863
Additional paid-in capital	182,747,897	145,742,044
Accumulated deficit	(192,698,686)	(148,840,015)
Unrealized gain on available-for-sale securities	—	1,383

Total stockholders’ deficit	(9,869,852)	(3,025,725)

Total liabilities and stockholders’ deficit	$9,017,759	$9,619,450

See accompanying notes to consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008

Revenues:
Net sales	$9,418,032	$7,417,751
License and other revenue	100,000	171,750
Total revenues	9,518,032	7,589,501

Cost of goods sold	3,134,740	2,845,498

Gross profit	6,383,292	4,744,003

Operating expenses:
Research and development	4,967,861	4,286,474
Selling, general and administrative	3,240,337	2,965,342
Total operating expenses	8,208,198	7,251,816

Loss from operations	(1,824,906)	(2,507,813)

Other income (expense):
Interest income	18,749	60,808
Interest expense	(1,533,047)	(1,744,825)
Change in derivative liabilities	(18,132,274)	(451,381)
Loss on extinguishment of debt	(16,240,592)	—
Other	(3,422)	11,308
Total other expense, net	(35,890,586)	(2,124,090)

Loss from continuing operations	(37,715,492)	(4,631,903)

Discontinued operations:
Impairment loss	(1,713,822)	—
Loss from operations	(176,406)	(534,323)

Net loss	(39,605,720)	(5,166,226)

Preferred stock dividends	(240,000)	—

Loss attributable to common stockholders	$(39,845,720)	$(5,166,226)

Loss per common share (basic and diluted):
Continuing operations	$(0.51)	$(0.07)
Discontinued operations	$(0.03)	$(0.01)
Loss attributable to common stockholders	$(0.54)	$(0.08)

Weighted average shares outstanding:
Basic	73,771,871	68,594,172
Diluted	73,771,871	68,594,172

See accompanying notes to consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Deficit

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance, December 31, 2007	67,240,030	$67,240	$136,765,697	$(140,776,531)	$—	$(3,943,594)

Issued restricted stock to employees	480,000	480	(30)	—	—	450
Issued stock to investor advisory service firms	117,500	118	78,433	—	—	78,551
Issued stock to 401(k) plan at $0.26	114,921	115	29,916	—	—	30,031
Issued stock upon exercise of warrants	2,365,190	2,365	167,441	—	—	169,806
Issued stock upon exercise of options	185,000	185	61,715	—	—	61,900
Issued stock as a commitment fee in connection with a stock purchase agreement	360,000	360	215,640	—	—	216,000
Paid preferred stock issuance costs	—	—	(180,000)	—	—	(180,000)
Paid common stock issuance costs	—	—	(900)	—	—	(900)
Issued warrants to purchase common stock	—	—	2,473,087	(1,130,629)	—	1,342,458
Effect of beneficial conversion feature of convertible promissory note	—	—	1,443,845	—	—	1,443,845
Effect of beneficial conversion feature of convertible preferred stock	—	—	1,550,629	(1,550,629)	—	—
Effect of put option feature of convertible preferred stock	—	—	—	(216,000)	—	(216,000)
Reclassified derivative liabilities	—	—	2,924,994	—	—	2,924,994
Stock compensation expense	—	—	211,577	—	—	211,577
Comprehensive loss:
Net loss	—	—	—	(5,166,226)	—	(5,166,226)
Unrealized gain on available-for- sale securities	—	—	—	—	1,383	1,383
Total comprehensive loss	—	—	—	—	—	(5,164,843)

Balance, December 31, 2008	70,862,641	70,863	145,742,044	(148,840,015)	1,383	(3,025,725)

Effect of adopting new provisions of FASB ASC Topic 815	—	—	(8,948,089)	(4,012,951)	—	(12,961,040)
Issued restricted stock to employees and directors	1,260,000	1,260	—	—	—	1,260
Cancelled restricted stock	(9,000)	(9)	9	—	—	—
Issued stock to 401(k) plan at $0.41	80,883	81	33,392	—	—	33,473
Issued stock upon exercise of warrants	6,948,507	6,949	6,534,985	—	—	6,541,934
Issued stock upon exercise of options	400,441	400	124,216	—	—	124,616
Issued stock in payment of interest on convertible debt and dividends on convertible preferred stock	1,393,239	1,393	1,029,940	—	—	1,031,333
Paid preferred stock issuance costs	—	—	(6,323)	—	—	(6,323)
Paid common stock issuance costs	—	—	(207,000)	—	—	(207,000)
Effect of change in terms of notes payable, preferred stock and warrants	—	—	37,999,312	—	—	37,999,312
Stock compensation expense	—	—	445,411	—	—	445,411
Preferred stock dividends	—	—	—	(240,000)	—	(240,000)
Comprehensive loss:
Net loss	—	—	—	(39,605,720)	—	(39,605,720)
Unrealized loss on available-for-sale securities	—	—	—	—	(1,383)	(1,383)
Total comprehensive loss	—	—	—	—	—	(39,607,103)

Balance, December 31, 2009	80,936,711	$80,937	$182,747,897	$(192,698,686)	$—	$(9,869,852)

See accompanying notes to consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(39,605,720)	$(5,166,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	202,703	183,209
Amortization of intangible assets	131,046	225,143
Loss on disposal and abandonment of assets	18,794	30,850
Amortization of debt discount and debt offering costs	428,060	706,064
Issuance of common stock in payment of interest and dividends	791,333	—
Stock compensation expense	445,411	211,577
Change in derivative liabilities	18,132,274	451,381
Loss on extinguishment of debt	16,240,592	—
Impairment loss on discontinued operations	1,713,822	—
Other	33,473	130,341
Change in operating assets and liabilities:
Accounts receivable	296,813	(22,160)
Inventory	(653,043)	93,372
Prepaid expenses and other assets	105,262	131,039
Accounts payable	38,146	(46,865)
Accrued liabilities and other liabilities	121,277	108,525
Deferred revenue	77,704	(58,368)

Net cash used for operating activities	(1,482,053)	(3,022,118)

Cash flows from investing activities:
Purchases of available-for-sale securities	—	(690,000)
Maturities of available-for-sale securities	494,000	196,000
Purchases of equipment	(96,331)	(116,352)
Proceeds from sales of property and equipment	251	495
Patent and trademark costs	(71,344)	(17,486)

Net cash provided from (used for) investing activities	326,576	(627,343)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	—	3,000,000
Payment of preferred stock offering costs	(6,323)	(180,000)
Proceeds from issuance of common stock	3,641,010	232,156
Payment of common stock offering costs	(237,678)	(900)
Proceeds from notes payable	—	3,000,000
Payment of debt issuance costs	(20,183)	(200,154)
Payment of notes payable	(137,857)	(158,304)
Payments under capital leases	(9,487)	(17,720)

Net cash provided from financing activities	3,229,482	5,675,078

Net increase in cash	2,074,005	2,025,617
Cash, beginning of year	3,565,837	1,540,220

Cash, end of year	$5,639,842	$3,565,837

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

a.
Organization and Nature of Operations:  Neoprobe Corporation (Neoprobe, the Company, or we), a Delaware corporation, is engaged in the development and commercialization of innovative surgical and diagnostic products that enhance patient care by meeting the critical decision making needs of physicians.  We currently manufacture a line of gamma radiation detection equipment used in the application of sentinel lymph node biopsy (SLNB).

Our gamma detection device products are marketed throughout most of the world through a distribution arrangement with Ethicon Endo-Surgery, Inc. (EES), a Johnson & Johnson company.  For the years ended December 31, 2009 and 2008, 92% and 93% of net sales, respectively, were made to EES.  The loss of this customer would have a significant adverse effect on our operating results.

We also have developmental and/or intellectual property rights related to two drugs that could be used in connection with gamma detection devices in cancer surgeries.  The first, Lymphoseek®, is intended to be used in determining the spread of certain solid tumor cancers into the lymphatic system.  The second, RIGScanTM CR, is intended to be used to help surgeons locate cancerous or disease involved tissue during colorectal cancer surgeries.  Both of these drug products are still in development and must be cleared for marketing by the appropriate regulatory bodies before they can be sold in any markets.

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

Notes to the Consolidated Financial Statements

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  In determining the appropriate levels, we perform a detailed analysis of the assets and liabilities whose fair value is measured on a recurring basis.  At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3.  In estimating the fair value of our derivative liabilities, we used the Black-Scholes option pricing model and, where necessary, other macroeconomic, industry and Company-specific conditions.  In addition, we considered non-performance risk and determined that such risk is minimal.  See Note 3.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

(1)	Cash, accounts receivable, accounts payable, and accrued liabilities: The carrying amounts approximate fair value because of the short maturity of these instruments.

(2)
Available-for-sale securities:  Available-for-sale securities are recorded at fair value.  Fair value of available-for-sale securities is determined based on quoted market prices.  Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income (loss) until realized.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.

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

Available-for-sale securities are accounted for on a specific identification basis.  As of December 31, 2008, we held available-for-sale securities with an aggregate fair value of $495,383, including $1,383 of net unrealized gains recorded in accumulated other comprehensive income.  As of December 31, 2008, all of our available-for-sale securities were invested in short-term certificates of deposit with maturity dates within 1 year.  Available-for-sale securities were classified as current based on their maturity dates as well as our intent to use them to fund short-term working capital needs.  We held no available-for-sale securities at December 31, 2009.

(3)
Notes payable to finance companies:  The fair value of our debt is estimated by discounting the future cash flows at rates currently offered to us for similar debt instruments of comparable maturities by banks or finance companies.  At December 31, 2008, the carrying values of these instruments approximated fair value.  We had no notes payable to finance companies at December 31, 2009.

(4)
Note payable to CEO:  The carrying value of our debt is presented as the face amount of the note less the unamortized discount related to the initial estimated fair value of the warrants to purchase common stock issued in connection with the note.  At December 31, 2009 and 2008, the note payable to our CEO had an estimated fair value of $3.9 million and $1.8 million, respectively, based on the closing market price of our common stock.

Notes to the Consolidated Financial Statements

(5)
Notes payable to investors:  The carrying value of our debt at December 31, 2009 is presented as the face amount of the notes.  The carrying value of our debt at December 31, 2008 is presented as the face amount of the notes less the unamortized discounts related to the beneficial conversion features, the initial estimated fair value of the put options embedded in the notes and the initial estimated fair value of the warrants to purchase common stock issued in connection with the notes.  At December 31, 2009 and 2008, the notes payable to investors had an estimated fair value of $31.0 million and $15.9 million, respectively, based on the closing market price of our common stock.

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

e.
Cash and Cash Equivalents:  Cash equivalents are highly liquid instruments such as U.S. Treasury bills, bank certificates of deposit, corporate commercial paper and money market funds which have maturities of less than 3 months from the date of purchase.  The Company held no cash equivalents at December 31, 2009 or 2008.

f.
Inventory:  All components of inventory are valued at the lower of cost (first-in, first-out) or market.  We adjust inventory to market value when the net realizable value is lower than the carrying cost of the inventory.  Market value is determined based on recent sales activity and margins achieved.  During 2009 and 2008, we wrote off $2,000 and $4,000, respectively, of excess and obsolete materials.  During 2009, we also wrote off $416,000 of Cardiosonix inventory as part of the impairment of the discontinued operation.  See Note 2.

From time to time, we capitalize certain inventory costs associated with our Lymphoseek product prior to regulatory approval and product launch based on management’s judgment of probable future commercial use and net realizable value of the inventory.  We could be required to permanently write down previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors.  Conversely, our gross margins may be favorably impacted if some or all of the inventory previously written down becomes available and is used for commercial sale.  During 2009, we capitalized $525,000 of inventory costs associated with our Lymphoseek product.  During 2008, we wrote off $153,000 of previously capitalized Lymphoseek inventory due to changes in our projections of the probability of future commercial use for the specific lots previously capitalized.

The components of net inventory at December 31, 2009 and 2008 are as follows:

	2009	2008
Pharmaceutical materials	$525,000	$—
Gamma detection device materials	137,695	112,637
Gamma detection device finished goods	481,002	431,489
	$1,143,697	$544,126

g.
Property and Equipment:  Property and equipment are stated at cost, less accumulated depreciation and amortization.  Property and equipment under capital leases are stated at the present value of minimum lease payments.  Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets ranging from 2 to 7 years, and includes amortization related to equipment under capital leases, which is amortized over the shorter of the estimated useful life of the leased asset or the term of the lease.  Maintenance and repairs are charged to expense as incurred, while renewals and improvements are capitalized.  Property and equipment includes $40,000 and $44,000 of equipment under capital leases with accumulated amortization of $10,000 and $25,000 at December 31, 2009 and 2008, respectively.  During 2009 and 2008, we recorded losses of $18,000 and $31,000, respectively, on the disposal of property and equipment.  During 2009, we also wrote off $30,000 of Cardiosonix equipment as part of the impairment of the discontinued operation.  See Note 2.

Notes to the Consolidated Financial Statements

The major classes of property and equipment are as follows:

	Useful Life	2009	2008
Production machinery and equipment	5 years	$613,659	$605,532
Other machinery and equipment, primarily research equipment, loaners and computers	2 – 5 years	765,340	745,058
Furniture and fixtures	7 years	353,863	349,369
Software	3 years	183,059	166,107
Leasehold improvements	Life of Lease[1]	74,682	74,682
		$1,990,603	$1,940,748

1 We amortize leasehold improvements over the life of the lease, which in all cases is shorter than the estimated useful life of the asset.

h.
Intangible Assets:  Intangible assets consist primarily of patents and trademarks.  Intangible assets are stated at cost, less accumulated amortization.  Patent costs are amortized using the straight-line method over the estimated useful lives of the patents of approximately 5 to 15 years.  Patent application costs are deferred pending the outcome of patent applications.  Costs associated with unsuccessful patent applications and abandoned intellectual property are expensed when determined to have no recoverable value.  We evaluate the potential alternative uses of all intangible assets, as well as the recoverability of the carrying values of intangible assets, on a recurring basis.

The major classes of intangible assets are as follows:

		December 31, 2009		December 31, 2008
	Weighted Average Remaining Life[1]	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents and trademarks	3.1 yrs	$524,224	$445,650	$459,431	$433,358

1 The weighted average remaining life is calculated for issued patents and does not include pending patent applications or trademarks which are not currently being amortized.

During 2009 and 2008, we recorded $18,000 and $22,000, respectively, of intangible asset amortization in general and administrative expenses.  Also during 2009 and 2008, we recorded $113,000 and $203,000, respectively, of Cardiosonix intangible asset amortization in loss from discontinued operations.  During 2009, we wrote off $1,000 of intangible assets related to trademarks that were determined to have no recoverable value.  Also during 2009, we wrote off $1.3 million of intangible assets related to Cardiosonix patents and trademarks as part of the impairment of the discontinued operation.  No intangible assets were written off during 2008.  See Note 2.

Notes to the Consolidated Financial Statements

The estimated future amortization expenses for the next five fiscal years are as follows:

Estimated Amortization Expense
For the year ended 12/31/2010	$2,755
For the year ended 12/31/2011	1,256
For the year ended 12/31/2012	980
For the year ended 12/31/2013	263
For the year ended 12/31/2014	244

i.
Impairment or Disposal of Long-Lived Assets:  Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During 2009, we wrote off $30,000 of Cardiosonix equipment as part of the impairment of the discontinued operation. We recorded no impairment charges during 2008.  See Note 2.

j.
Other Assets:  Other assets consist primarily of deferred debt issuance costs.  We defer costs associated with the issuance of notes payable and amortize those costs over the period of the notes using the effective interest method.  In 2009 and 2008, we incurred $20,000 and $200,000, respectively, of debt issuance costs related to notes payable.  During 2009, we expensed $524,000 of deferred debt issuance costs as a result of debt modification activities.  Other assets include deferred debt issuance costs of $17,000 and $588,000 at December 31, 2009 and 2008, respectively.  See Note 8.

k.
Deferred Revenue: Deferred revenue as of December 31, 2009 and 2008 consists primarily of $400,000 and $500,000, respectively, in non-refundable license fees and reimbursement of past research and development expenses which EES paid us as consideration for extending our distribution agreement with them.  We recognized $100,000 of this payment as license revenue during 2009, and we intend to recognize the remaining $400,000 as license revenue on a straight-line basis over the remaining term of the agreement, from January 2010 through December 2013.  In addition, deferred revenue as of December 31, 2009 and 2008 includes revenues from the sale of extended warranties covering our medical devices over periods of one to five years.  We recognize revenue from extended warranty sales on a pro-rata basis over the period covered by the extended warranty.

l.
Derivative Instruments:  Derivative instruments embedded in contracts, to the extent not already a free-standing contract, are bifurcated from the debt instrument and accounted for separately.  All derivatives are recorded on the consolidated balance sheet at fair value in accordance with current accounting guidelines for such complex financial instruments.  We do not use derivative instruments for hedging of market risks or for trading or speculative purposes.  See Note 9.

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

Notes to the Consolidated Financial Statements

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

(2)
Extended Warranty Revenue:  We derive revenues from the sale of extended warranties covering our medical devices over periods of one to five years.  We recognize revenue from extended warranty sales on a pro-rata basis over the period covered by the extended warranty.  Expenses related to the extended warranty are recorded when incurred.

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

o.
Stock-Based Compensation:  At December 31, 2009, we have instruments outstanding under three stock-based compensation plans;  the Amended and Restated Stock Option and Restricted Stock Purchase Plan (the Amended Plan), the 1996 Stock Incentive Plan (the 1996 Plan), and the Second Amended and Restated 2002 Stock Incentive Plan (the 2002 Plan).  Currently, under the 2002 Plan, we may grant incentive stock options, nonqualified stock options, and restricted stock awards to full-time employees and directors, and nonqualified stock options and restricted stock awards may be granted to our consultants and agents.  Total shares authorized under each plan are 2 million shares, 1.5 million shares and 7 million shares, respectively.  Although options are still outstanding under the Amended Plan and the 1996 Plan, these plans are considered expired and no new grants may be made from them.  Under all three plans, the exercise price of each option is greater than or equal to the closing market price of our common stock on the day prior to the date of the grant.

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

Notes to the Consolidated Financial Statements

Stock-based payments to employees and directors, including grants of stock options, are recognized in the statement of operations based on their estimated fair values.  The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model to value share-based payments.  Expected volatilities are based on the Company’s historical volatility, which management believes represents the most accurate basis for estimating expected volatility under the current circumstances.  Neoprobe uses historical data to estimate forfeiture rates.  The expected term of options granted is based on the vesting period and the contractual life of the options.  The risk-free rate is based on the U.S. Treasury yield in effect at the time of the grant.  The assumptions used to calculate fair value for the years ended December 31, 2009 and 2008 are noted in the following table:

	2009	2008
Expected volatility	73%-91%	93%-104%
Weighted-average volatility	81%	101%
Expected dividends	—	—
Expected term (in years)	5.5-6.0	5.5-6.0
Risk-free rate	1.8%-2.7%	3.3%-3.6%

Compensation cost arising from stock-based awards is recognized as expense using the straight-line method over the vesting period.  For the years ended December 31, 2009 and 2008, our total stock-based compensation expense was approximately $445,000 and $212,000, respectively.  We have not recorded any income tax benefit related to stock-based compensation for the years ended December 31, 2009 and 2008.

A summary of stock option activity under our stock option plans as of December 31, 2009, and changes during the year then ended, is presented below:

	Year Ended December 31, 2009
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	5,619,500	$0.40
Granted	656,000	0.88
Exercised	(465,000)	0.43
Forfeited	(10,000)	0.61
Expired	(111,000)	1.10
Outstanding at end of year	5,689,500	$0.44	5.3 years	$4,458,374

Exercisable at end of year	4,697,833	$0.38	4.5 years	$3,965,447

The weighted average grant-date fair value of options granted in 2009 and 2008 was $0.68 and $0.33, respectively.  During 2009, 465,000 stock options with an aggregate intrinsic value of $282,250 were exercised in exchange for issuance of 400,441 shares of our common stock, resulting in proceeds of $148,750.  During 2008, 185,000 stock options with an aggregate intrinsic value of $43,550 were exercised in exchange for issuance of 185,000 shares of our common stock, resulting in proceeds of $61,900.  During 2009 and 2008, the aggregate fair value of stock options vested was $343,000 and $100,000, respectively.

Notes to the Consolidated Financial Statements

A summary of the status of our unvested restricted stock as of December 31, 2009, and changes during the year then ended, is presented below:

	Year Ended December 31, 2009
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	473,000	$0.37
Granted	1,260,000	0.90
Vested	(5,000)	0.65
Forfeited	(9,000)	0.68
Unvested at end of year	1,719,000	$0.76

During 2009, 5,000 shares of restricted stock vested with an aggregate fair value of $6,000.  During 2008, 7,000 shares of restricted stock vested with an aggregate fair value of $4,000.  Restricted shares generally vest upon occurrence of a specific event or achievement of goals as defined in the grant agreements.  As a result, we have recorded compensation expense related to grants of restricted stock based on management’s estimates of the probable dates of the vesting events.

As of December 31, 2009, there was approximately $1.2 million of total unrecognized compensation cost related to unvested stock-based awards, which we expect to recognize over remaining weighted average vesting terms of 0.8 years.

p.
Income Taxes:  Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Due to the uncertainty surrounding the realization of the deferred tax assets in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance at December 31, 2009 and 2008.  See Note 10.

Current accounting standards include guidance on the accounting for uncertainty in income taxes recognized in the financial statements.  Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility.  As a result, no liability for uncertain tax positions was recorded as of December 31, 2009 or 2008.  Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense.  As of December 31, 2009, federal and state tax returns for tax years 2006-2008 remained subject to examination by tax authorities.

q.
Recent Accounting Developments:  In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which was primarily codified in FASB Accounting Standards CodificationTM (ASC) Topic 820, Fair Value Measurements and Disclosures.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement did not require any new fair value measurements.  This statement was initially effective for Neoprobe beginning January 1, 2008 for nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value on at least an annual basis.  In February 2008, the FASB decided to allow entities to electively defer the effective date of this statement until January 1, 2009 for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on at least an annual basis.  We began applying the fair value measurement and disclosure provisions of this statement to nonfinancial assets and liabilities effective January 1, 2009.  The application of such was not material to our consolidated results of operations or financial condition.  See Note 1(d) and Note 3.

Notes to the Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 141(R) (revised 2007), Business Combinations, which was primarily codified in FASB ASC Topic 805, Business Combinations. This statement requires that the acquisition method (formerly called the purchase method) of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets and liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. This statement also requires, among other things, that the acquisition-related costs be recognized separately from the acquisition. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and was adopted by Neoprobe beginning January 1, 2009. There have been no acquisitions since the adoption of this statement. The effect the adoption of this statement will have on us will depend on the nature and size of acquisitions we complete in the future, if any.

Also in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51, which was primarily codified in FASB ASC Topic 810, Consolidation. This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008, and was adopted by Neoprobe beginning January 1, 2009. This statement is being applied prospectively as of the beginning of the fiscal year in which it was adopted, except for the presentation and disclosure requirements. The presentation and disclosure requirements are being applied retrospectively for all periods presented. The adoption of this statement did not have a material effect on our consolidated results of operations or financial condition.

In December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on EITF Issue No. 07-1, Accounting for Collaborative Arrangements, which was primarily codified in FASB ASC Topic 808, Collaborative Arrangements. This guidance defines a collaborative arrangement as well as the accounting for transactions between participants in a collaborative arrangement and between the participants in the arrangement and third parties. This guidance requires that both types of transactions be reported in each participant’s respective income statement. We adopted the new provisions of FASB ASC 808 beginning January 1, 2009. The adoption did not impact our consolidated results of operations or financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133, which was primarily codified in FASB ASC Topic 815, Derivatives and Hedging. This statement provides an understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows. We adopted this statement beginning January 1, 2009. The adoption did not have a material impact on our derivative disclosures. See Note 9.

In June 2008, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, which was primarily codified in FASB ASC Topic 815, Derivatives and Hedging. This guidance clarifies the determination of whether equity-linked instruments (or embedded features), such as our convertible notes or warrants to purchase our common stock, are considered indexed to our own stock, which would qualify as a scope exception. We adopted the new provisions of FASB ASC 815 beginning January 1, 2009. The adoption had a material impact on our consolidated financial statements. See Note 9.

Notes to the Consolidated Financial Statements

Also in June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, which was primarily codified in FASB ASC Topic 260, Earnings Per Share. This guidance provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are required to be included in the computation of earnings per share pursuant to the two-class method. The two-class method of computing earnings per share includes an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared, whether paid or unpaid, and participation rights in undistributed earnings. All prior period earnings per share data presented are required to be adjusted retrospectively to conform to this statement. We adopted this guidance beginning January 1, 2009. The adoption did not impact our earnings (loss) per share for the years ended December 31, 2009 and 2008.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was primarily codified in FASB ASC Topic 855, Subsequent Events. This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. We adopted this statement beginning April 1, 2009. The adoption of this statement did not impact our consolidated results of operations or financial position since it requires additional disclosures only. See Note 18.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, which was primarily codified in FASB ASC Topic 105, Generally Accepted Accounting Principles. This statement establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP). All guidance contained in the FASB ASC carries an equal level of authority. This statement did not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the FASB ASC became non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of this statement did not impact our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-5, Measuring Liabilities at Fair Value. ASU 2009-5 amends FASB ASC Topic 820, Fair Value Measurements and Disclosures. ASU 2009-5 provides guidance on how to measure the fair value of liabilities when observable market information is not available. If a quoted price in an active market for an identical liability is available it should be used to value the liability. In circumstances when a quoted price in an active market for an identical liability is not available, ASU 2009-5 requires that the fair value of the liability be measured using one or more of the following techniques: (1) a valuation technique that uses (a) the quoted price of the identical liability when traded as an asset, or (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of FASB ASC Topic 820, such as an income approach or a market approach. ASU 2009-5 clarifies that when using the quoted price of an identical liability when traded as an asset, an entity should adjust for factors that are not applicable to the fair value of the asset price of the liability, but should not adjust the asset price for the effect of a restriction preventing the sale of the asset. If a quoted price for an identical liability when traded as an asset in an active market is available, the asset price is considered to be a Level 1 fair value measurement for the liability, provided that not adjustments to the quoted price of the asset is required. ASU 2009-5 is effective for the first reporting period (including interim periods) beginning after issuance. We adopted the provisions of ASU 2009-5 beginning October 1, 2009. The adoption did not have a material effect on our consolidated results of operations or financial condition.

Notes to the Consolidated Financial Statements

In January 2010, the FASB issued ASU 2010-2, Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. ASU 2010-2 amends FASB ASC Topic 810, Consolidation. ASU 2010-2 clarifies that the scope of the decrease in ownership provisions applies to: (1) a subsidiary or group of assets that is a business or nonprofit activity; (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity, including an equity method investee or joint venture. If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, entities first need to consider whether the substance of the transaction is addressed in other U.S. GAAP, and apply that guidance as applicable. If no other guidance exists, an entity should apply FASB ASC Topic 810-10. ASU 2010-2 also expands existing disclosure requirements for transactions within the scope of FASB ASC Topic 810-10, and adds several new ones that address fair value measurements and related techniques, the nature of any continuing involvement after the transaction, and whether related parties are involved. ASU 2010-2 is effective beginning in the period that an entity adopts FASB ASC Topic 810-10. If an entity has previously adopted FASB ASC Topic 810-10, the amendments are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009, and must be applied retrospectively to the date FASB ASC Topic 810-10 was adopted. We adopted the provisions of ASU 2010-2 beginning October 1, 2009. The effect the adoption of ASU 2010-2 will have on us will depend on the nature and size of future decreases in ownership of a subsidiary, if any.

Also in January 2010, the FASB issued ASU 2010-6, Improving Disclosures about Fair Value Measurements. ASU 2010-6 amends FASB ASC Topic 820, Fair Value Measurements and Disclosures. ASU 2010-6 requires new disclosures as follows: (1) Transfers in and out of Levels 1 and 2 and (2) Activity in Level 3 fair value measurements. An entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In the reconciliation of fair value measurements using significant unobservable inputs (Level 3), an entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). ASU 2010-6 also clarifies existing disclosures as follows: (1) Level of disaggregation and (2) Disclosures about inputs and valuation techniques. An entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. An entity needs to use judgment in determining the appropriate classes of assets and liabilities. An entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. ASU 2010-6 also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (Subtopic 715-20) which include a change in terminology from major categories of assets to classes of assets and a cross-reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. ASU 2010-6 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the separate disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. As the new provisions of ASU 2010-6 provide only disclosure requirements, the adoption of this standard will not have an impact on our consolidated financial position, results of operations or cash flows, but will result in increased disclosures beginning in the first quarter of 2010.

2.	Discontinued Operations

In August 2009, the Company’s Board of Directors decided to discontinue operations of Cardiosonix and to attempt to sell our Cardiosonix subsidiary.  This decision was based on the determination that the blood flow measurement device segment was no longer considered a strategic initiative of the Company, due in large part to positive events in our other product and drug development initiatives.  We are in the process of identifying potential buyers; however, no agreement has yet been reached.

Notes to the Consolidated Financial Statements

As a result of our decision to hold Cardiosonix for sale, we reclassified certain assets and liabilities as assets and liabilities associated with discontinued operations.  The following assets and liabilities have been segregated and included in assets associated with discontinued operations or liabilities associated with discontinued operations, as appropriate, in the consolidated balance sheets:

	December 31, 2009	December 31, 2008

Accounts receivable, net	$15,349	$18,005
Inventory	12,126	417,735
Current assets associated with discontinued operations	27,475	435,740

Property and equipment, net of accumulated depreciation	—	43,545
Patents and trademarks, net of accumulated amortization	—	1,367,412
Other assets associated with discontinued operations	—	1,410,957

Assets associated with discontinued operations	$27,475	$1,846,697

Accounts payable	$5,400	$5,400
Accrued expenses	13,343	16,880
Liabilities associated with discontinued operations	$18,743	$22,280

In accordance with current accounting guidance, non-financial assets related to discontinued operations were written down to their fair values, resulting in asset impairment charges of $1.3 million which were included in the loss from discontinued operations for the year ended December 31, 2009.

	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Property and equipment, net	$—	$—	$—	$—	$(29,507)
Patents and trademarks, net	—	—	—	—	(1,254,509)
Total non-financial assets related to discontinued operations	$—	$—	$—	$—	$(1,284,016)

Notes to the Consolidated Financial Statements

We recorded a total impairment loss of $1.7 million during 2009 and reclassified certain revenues and expenses to discontinued operations.  Until a sale is completed, we expect to continue to generate revenues and incur expenses related to our blood flow measurement device business.  The following amounts have been segregated from continuing operations and included in discontinued operations in the consolidated statements of operations:

	Years Ended December 31,
	2009	2008

Net sales	$129,128	$296,769
Cost of goods sold	50,844	164,734
Gross profit	78,284	132,035

Operating expenses:
Research and development	38,374	219,148
Selling, general and administrative	216,318	447,192
Total operating expenses	254,692	666,340

Other income (expense)	2	(18)

Loss from discontinued operations	$(176,406)	$(534,323)

Cash flows associated with the operation of Cardiosonix were not significant and have been combined within operating, investing and financing cash flows, as appropriate, in our consolidated statements of cash flows.

Notes to the Consolidated Financial Statements

3.	Fair Value Hierarchy

The following tables set forth, by level, financial assets and liabilities measured at fair value on a recurring basis.

Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2009

	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2009
Liabilities:
Derivative liabilities related to warrants	$—	$985,664	$—	$985,664
Derivative liabilities related to put options	—	—	966,000	966,000
Total derivative liabilities	$—	$985,664	$966,000	$1,951,664

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2008

	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2008
Assets:
Available-for-sale securities	$495,383	$—	$—	$495,383
Liabilities:
Derivative liabilities related to conversion and put options	$—	$—	$853,831	$853,831

Notes to the Consolidated Financial Statements

The following tables set forth a summary of changes in the fair value of our Level 3 liabilities for the years ended December 31, 2009 and 2008:

Year Ended December 31, 2009

Description	Balance at December 31, 2008	Adoption of New Accounting Standard (See Note 9)	Unrealized Losses	Transfers In and/or (Out)	Balance at December 31, 2009
Liabilities:
Derivative liabilities related to conversion and put options	$853,831	$5,304,487	$7,596,329	$(12,788,647)	$966,000

Year Ended December 31, 2008

Description	Balance at December 31, 2007	Issuance of Put Options Related to the Montaur Notes and Preferred Stock	Unrealized Losses	Transfers In and/or (Out)	Balance at December 31, 2008
Liabilities:
Derivative liabilities related to conversion and put options	$1,599,072	$473,968	$180,727	$(1,399,936)	$853,831

4.	Earnings Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares and, except for periods of loss, participating securities outstanding during the period.  Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company include convertible securities, options and warrants.

The following table sets forth the reconciliation of the weighted average number of common shares outstanding to those used to compute basic and diluted earnings (loss) per share for the years ended December 31, 2009 and 2008:

	Year Ended December 31, 2009		Year Ended December 31, 2008
	Basic Earnings Per Share	Diluted Earnings Per Share	Basic Earnings Per Share	Diluted Earnings Per Share
Outstanding shares	80,936,711	80,936,711	70,862,641	70,862,641
Effect of weighting changes in outstanding shares	(5,445,840)	(1,795,469)	(1,795,469)	(1,795,469)
Unvested restricted stock	(1,719,000)	(1,719,000)	(473,000)	(473,000)
Adjusted shares	73,771,871	73,771,871	68,594,172	68,594,172

Earnings (loss) per common share for the years ended December 31, 2009 and 2008 excludes the effects of 58,840,844 and 59,793,178 common share equivalents, respectively, since such inclusion would be anti-dilutive.  The excluded shares consist of common shares issuable upon exercise of outstanding stock options and warrants, or upon the conversion of convertible debt and convertible preferred stock.

Notes to the Consolidated Financial Statements

Effective January 1, 2009, as required by current accounting standards, we began including unvested stock awards which contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), in the number of shares outstanding for both basic and diluted earnings per share calculations.  Under the accounting standards, the Company’s unvested restricted stock is considered a participating security.  All prior period earnings per share data presented were required to be adjusted retrospectively to conform to these provisions.  In the event of a net loss, the participating securities are excluded from the calculation of both basic and diluted earnings per share.  Due to our net loss, 1,719,000 and 473,000 shares of unvested restricted stock were excluded in determining basic and diluted loss per share for the years ended December 31, 2009 and 2008, respectively.

5.	Accounts Receivable and Concentrations of Credit Risk

Accounts receivable at December 31, 2009 and 2008, net of allowance for doubtful accounts of $1,000, consist of the following:

	2009	2008
Trade	$1,321,687	$1,585,709
Other	10,221	40,356
	$1,331,908	$1,626,065

At December 31, 2009 and 2008, approximately 82% and 93%, respectively, of net accounts receivable were due from EES.  We do not believe we are exposed to significant credit risk related to EES based on the overall financial strength and credit worthiness of the customer and its parent company.  We believe that we have adequately addressed other credit risks in estimating the allowance for doubtful accounts.

We estimate an allowance for doubtful accounts based on a review and assessment of specific accounts receivable and write off accounts when deemed uncollectible.

6.	Accrued Liabilities and Other

Accrued liabilities at December 31, 2009 and 2008 consist of the following:

	2009	2008
Contracted services and other	$549,840	$584,004
Compensation	259,859	220,487
Warranty reserve	61,400	62,261
Interest and dividends	168,333	18,000
Inventory purchases	8,872	16,044
	$1,048,304	$900,796

7.	Product Warranty

We warrant our products against defects in design, materials, and workmanship generally for a period of one year from the date of sale to the end customer, except in cases where the product has a limited use as designed.  Our accrual for warranty expenses is adjusted periodically to reflect actual experience and is included in accrued liabilities and other on the consolidated balance sheets.  EES also reimburses us for a portion of warranty expense incurred based on end customer sales they make during a given fiscal year.  Payments charged against the reserve are disclosed net of EES’ estimated reimbursement.

Notes to the Consolidated Financial Statements

The activity in the warranty reserve account for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Warranty reserve at beginning of year	$62,261	$104,365
Provision for warranty claims and changes in reserve for warranties	98,894	32,194
Payments charged against the reserve	(99,755)	(74,298)
Warranty reserve at end of year	$61,400	$62,261

8.	Convertible Securities

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

Notes to the Consolidated Financial Statements

On March 14, 2008, Neoprobe and Montaur executed amendments to the Series A Note and the Series W Warrant. The amendments eliminated certain minor cash-based penalty provisions in the Series A Note and Series W Warrant which entitled the holders to different compensation than our common shareholders under certain circumstances and qualifying Triggering Events. The provisions that were eliminated and/or modified were the provisions that led to the derivative accounting treatment for the embedded conversion option in the Series A Note and the Series W Warrant. The effect of marking the conversion option and warrant liabilities to market at March 14, 2008 resulted in an increase in the estimated fair value of the conversion option and warrant liabilities of $381,000 which was recorded as non-cash expense during the first quarter of 2008. The estimated fair value of the conversion option and warrant liabilities of $2.9 million was reclassified to additional paid-in capital during the first quarter of 2008 as a result of the amendments. The estimated fair value of the put option liabilities related to the Series A Note of $360,000 remained classified as derivative liabilities. The initial aggregate fair value of the conversion option and the put options related to the Series A Note and the fair value of the Series W Warrant of $2.6 million were recorded as a discount on the note and were being amortized over the term of the note using the effective interest method.

In April 2008, we completed the second closing under the December 2007 Montaur SPA, as amended, pursuant to which we issued Montaur a 10% Series B Convertible Senior Secured Promissory Note in the principal amount of $3,000,000, due December 26, 2011; and a Series X Warrant to purchase 8,333,333 shares of our common stock at an exercise price of $0.46 per share, expiring in April 2013. The two put options related to the Series B Note were considered derivative instruments at origination and were required to be bifurcated from the Series B Note and accounted for separately. The fair value of the bifurcated put options was approximately $258,000 on the date of issuance. The value of the beneficial conversion feature of the Series B Note was estimated at $1.44 million based on the effective conversion price at the date of issuance. The relative fair value of the Series X Warrant was approximately $1.28 million on the date of issuance and was determined using the Black-Scholes option pricing model with the following assumptions: an average risk-free interest rate of 2.6%, volatility of 95% and no expected dividend rate. The initial aggregate fair value of the beneficial conversion feature and put options related to the Series B Note, and the fair value of the Series X Warrant of $2.98 million were recorded as discounts on the note and were being amortized over the term of the note using the effective interest method. We incurred $188,000 of costs related to completing the second Montaur financing, which were recorded in other assets on the consolidated balance sheet. The deferred financing costs were being amortized using the effective interest method over the term of the note.

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

Notes to the Consolidated Financial Statements

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

The change in terms of the Montaur Notes, the Preferred Stock and the Montaur Warrants were treated as an extinguishment of debt for accounting purposes. The Company recorded an additional $5.6 million in mark-to-market adjustments related to the increase in the Company’s common stock from June 30 to July 24, 2009. As a result of the extinguishment treatment associated with the elimination of the price reset features, the Company also recorded $16.2 million in non-cash loss on the extinguishment and reclassified $27.0 million in derivative liabilities to additional paid-in capital. Following the extinguishment, the Company’s balance sheet reflects the face value of the $10 million due to Montaur pursuant to the Montaur Notes.

During the years ended December 31, 2009 and 2008, we recorded interest expense of $359,000 and $596,000, respectively, related to amortization of the debt discount related to our convertible notes. During the years ended December 31, 2009 and 2008, we recorded interest expense of $69,000 and $108,000, respectively, related to amortization of the deferred financing costs related to our convertible notes.

9.	Derivative Instruments

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

Notes to the Consolidated Financial Statements

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

The estimated fair values of the derivative liabilities are recorded as non-current liabilities on the consolidated balance sheet.  Changes in the estimated fair values of the derivative liabilities are recorded in the consolidated statement of operations. The effect of marking the derivative liabilities to market at March 31, 2009 resulted in a net decrease in the estimated fair values of the derivative liabilities of $1.5 million which was recorded as non-cash income during the first quarter of 2009.  The effect of marking the derivative liabilities to market at June 30, 2009 resulted in a net increase in the estimated fair values of the derivative liabilities of $13.7 million which was recorded as non-cash expense during the second quarter of 2009.  On July 24, 2009, we entered into a Securities Amendment and Exchange Agreement with Montaur, pursuant to which Montaur agreed to the amendment and restatement of the terms of the Montaur Notes, the Preferred Stock, and the Montaur Warrants.  As a result, the Company recorded an additional $5.6 million in mark-to-market adjustments related to the increase in the Company’s common stock from June 30 to July 24, 2009, and reclassified $27.0 million in derivative liabilities related to the Montaur Notes, the Preferred Stock, and the Montaur Warrants to additional paid-in capital.  Also on July 24, 2009, Montaur exercised 2,844,319 of their Series Y Warrants, which resulted in a decrease in the related derivative liability of $2.2 million.  The effect of marking the Company’s remaining derivative liabilities to market at September 30, 2009 resulted in a net increase in the estimated fair values of the derivative liabilities of $705,000 which was recorded as non-cash expense during the third quarter of 2009.  The effect of marking the Company’s remaining derivative liabilities to market at December 31, 2009 resulted in a net decrease in the estimated fair values of the derivative liabilities of $407,000 which was recorded as non-cash income during the fourth quarter of 2009.  The total estimated fair value of the derivative liabilities was $2.0 million as of December 31, 2009.  See Note 8.

10.	Income Taxes

We account for income taxes in accordance with current accounting standards, which include guidance on the accounting for uncertainty in income taxes recognized in the financial statements.  Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility.  As a result, no liability for uncertain tax positions was recorded as of December 31, 2009.  Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense.

Notes to the Consolidated Financial Statements

As of December 31, 2009 and 2008, our deferred tax assets in the U.S. were approximately $34.2 million and $37.8 million, respectively, prior to any limitations under Sections 382 and 383 of the Internal Revenue Code (IRC), as discussed below.  The components of our deferred tax assets are summarized as follows:

	As of December 31,
	2009	2008
Deferred tax assets:
Federal net operating loss carryforwards	$27,513,699	$30,071,041
State net operating loss carryforwards	—	1,945,601
R&D credit carryforwards	5,067,722	4,781,584
Temporary differences	1,617,390	979,828
Deferred tax assets before valuation allowance	34,198,811	37,778,054
Valuation allowance	(34,198,811)	(37,778,054)
Net deferred tax assets	$—	$—

Current accounting standards require a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized.  Due to the uncertainty surrounding the realization of these deferred tax assets in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance at December 31, 2009 and 2008.

As of December 31, 2009 and 2008, Cardiosonix had deferred tax assets in Israel of approximately $2 million, primarily related to net operating loss carryforwards available to offset future taxable income, if any.  Under current Israeli tax law, net operating loss carryforwards do not expire.  Due to the uncertainty surrounding the realization of these deferred tax assets in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance at December 31, 2009 and 2008.  Since a valuation allowance was recognized for the deferred tax asset for Cardiosonix’ deductible temporary differences and operating loss carryforwards at the acquisition date, the tax benefits for those items that are first recognized (i.e., by elimination of the valuation allowance) in financial statements after the acquisition date shall be applied (a) first to reduce to zero other noncurrent intangible assets related to the acquisition and (b) second to reduce income tax expense.  As of January 1, 2009, current accounting standards require that reduction in the amount of an acquired valuation allowance be recorded as a reduction of income tax expense.

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

Reconciliations between the statutory federal income tax rate and our effective tax rate are as follows:

	Years Ended December 31,
	2009		2008
	Amount	%	Amount	%
Benefit at statutory rate	$(13,465,945)	(34.0%)	$(1,756,517)	(34.0%)
Adjustments to valuation allowance	7,816,084	19.7%	1,582,238	30.6%
Loss on extinguishment of debt	5,343,694	13.5%	--	--
Other	306,167	0.8%	174,279	3.4%
Benefit per financial statements	$--		$--

Notes to the Consolidated Financial Statements

Deferred tax assets of $5.0 million and $3.7 million related to net operating loss carryforwards and $311,000 and $657,000 related to R&D credit carryforwards expired during 2009 and 2008, respectively.

11.	Equity

a.
Stock Warrants:  At December 31, 2009, there are 17.8 million warrants outstanding to purchase our common stock.  The warrants are exercisable at prices ranging from $0.31 to $0.97 per share with a weighted average exercise price per share of $0.48.

The following table summarizes information about our outstanding warrants at December 31, 2009:

	Exercise Price	Number of Warrants	Expiration Date
Series V	$0.31	500,000	July 2012
Series V	0.32	450,000	December 2012
Series W	0.32	6,000,000	December 2012
Series X	0.46	8,333,333	April 2013
Series Z	0.70	60,000	August 2013
Series Z	0.85	60,000	August 2013
Series AA	0.97	2,400,000	July 2014
	$0.48	17,803,333

During 2009, David C. Bupp, our President and CEO, exercised 50,000 Series Q Warrants in exchange for issuance of 50,000 shares of our common stock, resulting in gross proceeds of $25,000. The remaining 325,000 Series Q Warrants held by Mr. Bupp expired during the year. During the same period, another Bupp Investor exercised 50,000 Series V Warrants in exchange for issuance of 50,000 shares of our common stock, resulting in gross proceeds of $16,000. Also during 2009, certain outside investors exercised a total of 1,480,000 Series U Warrants on a cashless basis in exchange for issuance of 848,507 shares of our common stock.

On July 24, 2009, in conjunction with entering into a Securities Amendment and Exchange Agreement, Montaur exercised 2,844,319 Series Y Warrants in exchange for issuance of 2,844,319 shares of our common stock, resulting in gross proceeds of $1.6 million. In September 2009, Montaur exercised their remaining 3,155,681 Series Y Warrants in exchange for issuance of 3,155,681 shares of our common stock, resulting in additional gross proceeds of $1.8 million. See Note 8 for a discussion of Series V, W, X, Y and AA Warrants.

b.
Common Stock Purchase Agreement: In December 2006, we entered into a Common Stock Purchase Agreement with Fusion Capital, an Illinois limited liability company, to sell $6.0 million of our common stock to Fusion Capital over a 24-month period which ended on November 21, 2008. Through November 21, 2008, we sold to Fusion Capital under the agreement 7,568,671 shares for proceeds of $1.9 million. In December 2008, we entered into the First Amendment to the Common Stock Purchase Agreement (the First Amendment) which gave us a right to sell an additional $6.0 million of our common stock to Fusion Capital before March 1, 2011, along with the $4.1 million of the unsold balance of the $6.0 million we originally had the right to sell to Fusion Capital under the original agreement. As of December 31, 2009, the remaining aggregate amount of our common stock we can sell to Fusion Capital is $10.1 million.

In December 2006, we issued to Fusion Capital 720,000 shares of our common stock as a commitment fee upon execution of the agreement. In connection with sales of our common stock, we issued an additional 234,000 shares of our common stock to Fusion Capital as an additional commitment fee. In connection with entering into the First Amendment, we issued an additional 360,000 shares in consideration for Fusion Capital’s entering into the amendment. Also, as an additional commitment fee, we agreed to issue to Fusion Capital pro rata an additional 486,000 shares of our common stock as we sell the first $4.1 million of our common stock to Fusion Capital under the agreement as amended. We have reserved a total of 10,654,000 shares of our common stock in respect to potential sales of common stock we may make to Fusion Capital in the future under the amended agreement. See Note 18(a).

Notes to the Consolidated Financial Statements

c.
Common Stock Reserved:  As of December 31, 2009, we have reserved 58,840,844 shares of authorized common stock for the exercise of all outstanding options, warrants, convertible debt, and convertible preferred stock.

12.	Segments and Subsidiary Information

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

Notes to the Consolidated Financial Statements

The information in the following table is derived directly from each reportable segment’s financial reporting.

($ amounts in thousands) 2009	Gamma Detection Devices	Blood Flow Devices	Drug and Therapy Products	Corporate	Total
Net sales:
United States[1]	$8,946	$—	$—	$—	$8,946
International	472	—	—	—	472
License and other revenue	100	—	—	—	100
Research and development expenses	1,074	—	3,894	—	4,968
Selling, general and administrative expenses, excluding depreciation and amortization[2]	134	—	—	2,900	3,034
Depreciation and amortization	142	—	4	60	206
Income (loss) from operations[3]	5,033	—	(3,898)	(2,960)	(1,825)
Other income (expense)[4]	—	—	—	(35,891)	(35,891)
Income (loss) from continuing operations	5,033	—	(3,898)	(38,851)	(37,716)
Loss from discontinued operations	—	(1,890)	—	—	(1,890)
Total assets, net of depreciation and amortization:
United States operations	2,199	—	554	6,238	8,991
Discontinued operations	—	27	—	—	27
Capital expenditures	16	—	—	80	96

($ amounts in thousands) 2008	Gamma Detection Devices	Blood Flow Devices	Drug and Therapy Products	Corporate	Total
Net sales
United States[1]	$7,423	$—	$—	$—	$7,423
International	167	—	—	—	167
Research and development expenses	948	—	3,338	—	4,286
Selling, general and administrative expenses, excluding depreciation and amortization[2]	17	—	—	2,780	2,797
Depreciation and amortization	120	—	2	46	168
Income (loss) from operations[3]	3,658	—	(3,340)	(2,826)	(2,508)
Other income (expense) [4]	—	—	—	(2,124)	(2,124)
Income (loss) from continuing operations	3,658	—	(3,340)	(4,950)	(4,632)
Loss from discontinued operations	—	(534)	—	—	(534)
Total assets, net of depreciation and amortization:
United States operations	2,410	—	25	5,337	7,772
Discontinued operations	—	1,847	—	—	1,847
Capital expenditures	9	—	18	89	116

1 All sales to EES are made in the United States.  EES distributes the product globally through its international affiliates.
2 General and administrative expenses, excluding depreciation and amortization, represent costs that relate to the general administration of the Company and as such are not currently allocated to our individual reportable segments.  Marketing and selling expenses are allocated to our individual reportable segments.
3 Income (loss) from operations does not reflect the allocation of general and administrative expenses, excluding depreciation and amortization, to our individual reportable segments.
4 Amounts consist primarily of interest income, interest expense and changes in derivative liabilities which are not currently allocated to our individual reportable segments.

b.
Subsidiary: In December 2001, we acquired 100 percent of the outstanding common shares of Cardiosonix, an Israeli company. In August 2009, the Company’s Board of Directors decided to discontinue operations of Cardiosonix and to attempt to divest our Cardiosonix subsidiary. This decision was based on the determination that the blood flow measurement device segment was no longer considered a strategic initiative to the Company, due in large part to positive events in our other development initiatives. Our consolidated balance sheets and statements of operations have been restated for all prior periods presented to reflect Cardiosonix as a discontinued operation. Cash flows associated with the operation of Cardiosonix have been combined within operating, investing and financing cash flows, as appropriate, in our consolidated statements of cash flows. See Note 2.

Notes to the Consolidated Financial Statements

13.	Agreements

a.
Supply Agreements: In February 2004, we entered into a product supply agreement with TriVirix International (TriVirix) for the manufacture of certain of our medical device products. The term of this agreement expired in February 2009, but was automatically extended through February 2010, and may continue to be automatically extended for successive one-year periods. Either party has the right to terminate the agreement at any time upon 180 days prior written notice, or may terminate the agreement upon a material breach or repeated non-material breaches by the other. Total purchases under the product supply agreement were $1.5 million for the years ended December 31, 2009 and 2008. As of December 31, 2009, we have issued purchase orders under the agreement with TriVirix for $1.3 million of our products for delivery through December 2010.

In November 2009, we entered into a manufacture and supply agreement with Reliable Biopharmaceutical Corporation (Reliable) for the manufacture and supply of the active pharmaceutical ingredient (API) of Lymphoseek. The initial ten-year term of the agreement expires in November 2019, with options to extend the agreement for successive three-year terms. Either party has the right to terminate the agreement upon mutual written agreement, or upon material breach by the other party which is not cured within 60 days from the date of written notice of the breach.

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

Under the agreement, EES received a non-exclusive worldwide license to our SLNB intellectual property to make and sell other products that may be developed using our SLNB intellectual property. The term of the license is the same as that of the agreement. EES paid us a non-refundable license fee of $4 million. We recognized the license fee as revenue on a straight-line basis over the five-year initial term of the agreement, and the license fee was fully amortized into income as of the end of September 2004. As consideration for extending the distribution agreement through the end of 2013, EES paid us $500,000 in December 2007, representing a non-refundable license fee and reimbursement of past research and development expenses. We recognized $100,000 of this payment as license revenue during 2009, and we intend to recognize the remaining $400,000 as license revenue on a straight-line basis over the remaining term of the agreement, from January 2009 through December 2013. If we terminate the agreement as a result of a material breach by EES, they would be required to pay us a royalty on all products developed and sold by EES using our SLNB intellectual property. In addition, we are entitled to a royalty on any SLNB product commercialized by EES that does not infringe any of our existing intellectual property.

Notes to the Consolidated Financial Statements

c.
Research and Development Agreements: Cardiosonix’s research and development efforts have been partially financed through grants from the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade (the OCS). Through the end of 2004, Cardiosonix received a total of $775,000 in grants from the OCS. In return for the OCS’s participation, Cardiosonix is committed to pay royalties to the Israeli Government at a rate of 3% to 5% of the sales if its products, if any, up to 300% of the total grants received, depending on the portion of manufacturing activity that takes place in Israel. There are no future performance obligations related to the grants received from the OCS. We do not believe we will be obligated to pay the OCS any amounts greater than any royalties due on future sales in the event that future sales are not sufficient to generate adequate revenue to completely cover the full amount of the grant. However, under certain limited circumstances, the OCS may withdraw its approval of a research program or amend the terms of its approval. Upon withdrawal of approval, Cardiosonix may be required to refund the grant, in whole or in part, with or without interest, as the OCS determines. In January 2006, the OCS consented to the transfer of manufacturing as long as we comply with the terms of the OCS statutes under Israeli law. As long as we maintain at least 10% Israeli content in our blood flow devices, we will pay a royalty rate of 4% on sales of applicable blood flow devices and must repay the OCS a total of $1.2 million in royalties. However, should the amount of Israeli content of our blood flow device products decrease below 10%, the royalty rate could increase to 5% and the total royalty payments due could increase to $2.3 million. As such, the total amount we will have to repay the OCS will likely be 150% to 300% of the amounts of the original grants. Through December 2009, we have paid the OCS a total of $76,000 in royalties related to sales of products developed under this program. As of December 31, 2009, we have accrued obligations for royalties totaling $2,000.

During January 2002, we completed a license agreement with the University of California, San Diego (UCSD) for a proprietary compound that we believe could be used as a lymph node locating agent in SLNB procedures. The license agreement is effective until the later of the expiration date of the longest-lived underlying patent or January 30, 2023. Under the terms of the license agreement, UCSD has granted us the exclusive rights to make, use, sell, offer for sale and import licensed products as defined in the agreement and to practice the defined licensed methods during the term of the agreement. We may also sublicense the patent rights, subject to the approval of certain sublicense terms by UCSD. In consideration for the license rights, we agreed to pay UCSD a license issue fee of $25,000 and license maintenance fees of $25,000 per year. We also agreed to pay UCSD milestone payments related to commencement of clinical trials and successful regulatory clearance for marketing of the licensed products, a royalty on net sales of licensed products subject to a $25,000 minimum annual royalty, fifty percent of all sublicense fees and fifty percent of sublicense royalties. We also agreed to reimburse UCSD for all patent-related costs. Total costs related to the UCSD license agreement were $63,000 and $35,000 in 2009 and 2008, respectively, and were recorded in research and development expenses.

UCSD has the right to terminate the agreement or change the nature of the agreement to a non-exclusive agreement if it is determined that we have not been diligent in developing and commercializing the covered products, marketing the products within six months of receiving regulatory approval, reasonably filling market demand or obtaining all the necessary government approvals.

During April 2005, we completed an evaluation license agreement with UCSD expanding the field of use for the proprietary compound developed by UCSD researchers. The expanded field of use will allow Lymphoseek to be developed as an optical or ultrasound agent. The evaluation license agreement was effective until March 31, 2007. Under the terms of the agreement, UCSD granted us limited rights to make and use licensed products as defined in the agreement and to practice the defined licensed methods during the term of the agreement for the sole purpose of evaluating our interest in negotiating a commercial license. We may also sublicense the patent rights, subject to the approval of certain sublicense terms by UCSD. In consideration for the license rights, we agreed to pay UCSD an initial evaluation license fee of $36,000 and evaluation license maintenance fees of $9,000 payable on the first year anniversary of the effective date, $9,000 payable on the eighteen-month anniversary of the effective date, and $18,000 payable prior to termination. We also agreed to pay UCSD fifty percent of any sublicense fees and to reimburse UCSD for all patent-related costs. In March 2007, we executed a second evaluation license agreement which was effective until March 31, 2008. In consideration for the license rights, we agreed to pay UCSD an initial evaluation license fee of $20,000 and evaluation license maintenance fees of $10,000 payable on the six-month anniversary of the effective date and $10,000 payable on the twelve-month anniversary of the effective date. We also agreed to pay UCSD fifty percent of any sublicense fees and to reimburse UCSD for all patent-related costs. Total costs related to the UCSD evaluation license agreements were $10,000 in 2008, and were recorded in research and development expenses.

Notes to the Consolidated Financial Statements

During April 2008, we completed a license agreement with UCSD for an expanded field of use allowing Lymphoseek to be developed as an optical or ultrasound agent. The license agreement is effective until the expiration date of the longest-lived underlying patent. Under the terms of the license agreement, UCSD has granted us the exclusive rights to make, use, sell, offer for sale and import licensed products as defined in the agreement and to practice the defined licensed methods during the term of the agreement. We may also sublicense the patent rights, subject to certain sublicense terms as defined in the agreement. In consideration for the license rights, we agreed to pay UCSD a license issue fee of $25,000 and license maintenance fees of $25,000 per year. We also agreed to pay UCSD milestone payments related to commencement of clinical trials and successful regulatory clearance for marketing of the licensed products, a royalty on net sales of licensed products subject to a $25,000 minimum annual royalty, fifty percent of all sublicense fees and fifty percent of sublicense royalties. We also agreed to reimburse UCSD for all patent-related costs. Total costs related to the UCSD license agreement were $26,000 and $37,000 in 2009 and 2008, respectively, and were recorded in research and development expenses.

During January 2005, we completed a license agreement with The Ohio State University (OSU), Cira LLC, and Cira Bio for certain technology relating to activated cellular therapy. The license agreement is effective until the expiration date of the longest-lived underlying patent. Under the terms of the license agreement, OSU has granted the licensees the exclusive rights to make, have made, use, lease, sell and import licensed products as defined in the agreement and to utilize the defined licensed practices. We may also sublicense the patent rights. In consideration for the license rights, we agreed to pay OSU a license fee of $5,000 on January 31, 2006. We also agreed to pay OSU additional license fees related to initiation of Phase 2 and Phase 3 clinical trials, a royalty on net sales of licensed products subject to a minimum annual royalty of $100,000 beginning in 2012, and a percentage of any non-royalty license income. Also during January 2005, we completed a business venture agreement with Cira LLC that defines each party’s responsibilities and commitments with respect to Cira Bio and the license agreement with OSU. In connection with the execution of the option, Cira Ltd. also agreed to assign all interests in the ACT technology in the event of the closing of such a financing transaction.

d.
Employment Agreements: We maintain employment agreements with six of our officers. The employment agreements contain change in control provisions that would entitle each of the officers to 1 to 2.5 times their current annual salaries, vest outstanding restricted stock and options to purchase common stock, and continue certain benefits if there is a change in control of the Company (as defined) and their employment terminates. As of December 31, 2009, our maximum contingent liability under these agreements in such an event is approximately $2.4 million. The employment agreements also provide for severance, disability and death benefits. See Note 18(b).

14.	Leases

We lease certain office equipment under capital leases which expire from 2011 to 2013.  We also lease office space under an operating lease that expires in January 2013.

Notes to the Consolidated Financial Statements

The future minimum lease payments for the years ending December 31 are as follows:

	Capital Leases	Operating Leases
2010	$14,797	$101,285
2011	10,848	104,105
2012	6,900	106,925
2013	6,325	8,930
	38,870	$321,245
Less amount representing interest	7,693
Present value of net minimum lease payments	31,177
Less current portion	11,265
Capital lease obligations, excluding current portion	$19,912

Total rental expense was $115,000 and $108,000 for the years ended December 31, 2009 and 2008, respectively.

15.	Employee Benefit Plan

We maintain an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions and we may, but are not obligated to, match a portion of the employee’s contribution with our common stock, up to a defined maximum. We accrued expenses of $41,000 and $33,000 during 2009 and 2008, respectively, related to common stock contributed to the plan in 2010 and 2009, respectively.

16.	Supplemental Disclosure for Statements of Cash Flows

We paid interest aggregating $163,000 and $1.0 million for the years ended December 31, 2009 and 2008, respectively. During 2009, we issued 1,393,239 shares of our common stock as payment of interest on our convertible debt and dividends on our convertible preferred stock. During 2009 and 2008, we transferred $43,000 and $182,000, respectively, in inventory to fixed assets related to the creation and maintenance of a pool of service loaner equipment. During 2008, we prepaid $171,000 in insurance through the issuance of notes payable to finance companies with weighted average interest rates of 6.6%. During 2009 and 2008, we purchased equipment under capital leases totaling $20,000 in each year. During 2009 and 2008, we issued 80,883 and 114,921 shares of common stock, respectively, as matching contributions to our 401(k) Plan.

17.	Contingencies

We are subject to legal proceedings and claims that arise in the ordinary course of business. In our opinion, the amount of ultimate liability, if any, with respect to these actions will not materially affect our financial position.

18.	Subsequent Events

a.
Common Stock Purchase Agreement: In March 2010, we sold to Fusion Capital 540,541 shares for proceeds of $1.0 million under the amended Common Stock Purchase Agreement. We also issued an additional 120,000 shares of our common stock to Fusion Capital as an additional commitment fee related to this transaction. Subsequent to this sale, the remaining aggregate amount of our common stock we can sell to Fusion Capital is $9.1 million. See Note 11(b).

b.
Employment Agreements: During January 2010, we entered into a new 3-year employment agreement with David C. Bupp, our President and CEO. The new agreement has substantially similar terms to Mr. Bupp’s previous agreement. During February 2010, we entered into a new 10.5-month employment agreement with one of our officers. The new agreement has substantially similar terms to the officer’s previous agreement. See Note 13(d).

Notes to the Consolidated Financial Statements

19.	Supplemental Information (Unaudited)

The following summary financial data are derived from our consolidated financial statements that have been audited by our independent registered public accounting firm.  These data are qualified in their entirety by, and should be read in conjunction with, our Consolidated Financial Statements and Notes thereto included herein.

(Amounts in thousands, except per share data)	Years Ended December 31,
	2009	2008	2007	2006	2005
Statement of Operations Data:
Net sales	$9,418	$7,418	$6,773	$5,445	$5,579
License and other revenue	100	172	—	—	—
Gross profit	6,383	4,744	3,872	3,291	3,356
Research and development expenses	4,968	4,286	2,506	3,095	2,618
Selling, general and administrative expenses	3,240	2,965	2,380	2,467	2,442
Loss from operations	(1,825)	(2,508)	(1,015)	(2,270)	(1,704)

Other expenses, net	(35,891)	(2,124)	(3,325)	(1,283)	(1,278)

Loss from continuing operations	(37,715)	(4,632)	(4,340)	(3,553)	(2,982)
Discontinued operations	(1,890)	(534)	(748)	(1,188)	(1,947)

Net loss	(39,606)	(5,166)	(5,088)	(4,741)	(4,929)
Preferred stock dividends	(240)	—	—	—	—

Loss attributable to common stockholders	$(39,606)	$(5,166)	$(5,088)	$(4,741)	$(4,929)

Loss per common share (basic and diluted):
Continuing operations	$(0.51)	$(0.07)	$(0.07)	$(0.06)	$(0.05)
Discontinued operations	$(0.03)	$(0.01)	$(0.01)	$(0.02)	$(0.03)
Loss attributable to common stockholders	$(0.54)	$(0.08)	$(0.08)	$(0.08)	$(0.08)

Shares used in computing loss per common share: (1)
Basic	73,772	68,594	62,921	58,587	58,434
Diluted	73,772	68,594	62,921	58,587	58,434

	As of December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Total assets	$9,018	$9,619	$7,063	$8,034	$11,570
Long-term obligations	13,485	7,323	8,836	4,922	6,052
Accumulated deficit	(192,699)	(148,840)	(140,777)	(135,688)	(130,947)

(1)
Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares and, except for periods of loss, participating securities outstanding during the period.  Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company include convertible securities, options and warrants.  See Note 4.