Form 10-Q
period 2010-06-30
NEOPROBE CORP
filed 2010-08-10
CIK 810509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2010

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
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  82,280,216 shares of common stock, par value $.001 per share (as of the close of business on August 6, 2010).

NEOPROBE CORPORATION and SUBSIDIARIES

INDEX

PART I – Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	3

	Consolidated Statements of Operations for the Three-Month and Six-Month Periods Ended June 30, 2010 and June 30, 2009 (unaudited)	5

	Consolidated Statement of Stockholders’ Deficit for the Six-Month Period Ended June 30, 2010 (unaudited)	6

	Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2010 and June 30, 2009 (unaudited)	7

	Notes to the Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

	Forward-Looking Statements	23

	The Company	23

	Product Line Overview	23

	Results of Operations	27

	Liquidity and Capital Resources	29

	Recent Accounting Developments	32

	Critical Accounting Policies	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4T.	Controls and Procedures	33

PART II – Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6.	Exhibits	35

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets

	June 30, 2010 (unaudited)	December 31, 2009
ASSETS
Current assets:
Cash	$3,944,782	$5,639,842
Accounts receivable, net	1,896,956	1,331,908
Inventory	1,326,780	1,143,697
Prepaid expenses and other	138,243	474,243
Assets associated with discontinued operations	5,531	27,475

Total current assets	7,312,292	8,617,165

Property and equipment	2,265,914	1,990,603
Less accumulated depreciation and amortization	1,779,731	1,693,290

	486,183	297,313

Patents and trademarks	532,561	524,224
Less accumulated amortization	446,769	445,650

	85,792	78,574

Other assets	7,421	24,707

Total assets	$7,891,688	$9,017,759

Continued

Neoprobe Corporation and Subsidiaries,
Consolidated Balance Sheets, continued

	June 30, 2010 (unaudited)	December 31, 2009
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,372,286	$763,966
Accrued liabilities and other	1,041,438	1,048,304
Capital lease obligations, current portion	11,958	11,265
Deferred revenue, current portion	587,786	560,369
Liabilities associated with discontinued operations	15,894	18,743

Total current liabilities	3,029,362	2,402,647

Capital lease obligations	13,404	19,912
Deferred revenue	545,245	534,119
Note payable to Bupp Investors, net of discount of $54,093	—	945,907
Notes payable to investor	—	10,000,000
Derivative liabilities	1,569,271	1,951,664
Other liabilities	30,057	33,362

Total liabilities	5,187,339	15,887,611

Commitments and contingencies

Preferred stock; $.001 par value; 5,000,000 shares authorized;
3,000 Series A shares, $1,000 face value, issued and
outstanding at December 31, 2009	—	3,000,000

Stockholders’ equity (deficit):
Preferred stock; $.001 par value; 5,000,000 shares authorized;
10,000 Series B shares and 1,000 Series C shares issued
and outstanding at June 30, 2010	11	—
Common stock; $.001 par value; 150,000,000 shares authorized;
82,151,043 and 80,936,711 shares outstanding at
June 30, 2010 and December 31, 2009, respectively	82,151	80,937
Additional paid-in capital	249,007,591	182,747,897
Accumulated deficit	(246,385,404)	(192,698,686)

Total stockholders’ equity (deficit)	2,704,349	(9,869,852)

Total liabilities and stockholders’ equity (deficit)	$7,891,688	$9,017,759

See accompanying notes to consolidated financial statements

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Net sales	2,513,876	$1,778,999	$5,171,748	$4,436,220
License revenue	25,000	25,000	50,000	50,000
Total revenues	2,538,876	1,803,999	5,221,748	4,486,220

Cost of goods sold	811,754	576,082	1,700,621	1,402,445

Gross profit	1,727,122	1,227,917	3,521,127	3,083,775

Operating expenses:
Research and development	1,737,501	1,303,581	4,139,173	2,525,550
Selling, general and administrative	918,342	801,641	2,046,544	1,638,964
Total operating expenses	2,655,843	2,105,222	6,185,717	4,164,514

Loss from operations	(928,721)	(877,305)	(2,664,590)	(1,080,739)

Other income (expense):
Interest income	1,947	3,761	3,761	13,708
Interest expense	(268,551)	(461,585)	(552,989)	(918,719)
Change in derivative liabilities	(154,315)	(13,730,204)	(583,607)	(12,204,839)
Loss on extinguishment of debt	(41,717,380)	—	(41,717,380)	—
Other	(2,122)	(1,357)	(2,578)	(1,631)
Total other expense, net	(42,140,421)	(14,189,385)	(42,852,793)	(13,111,481)

Loss from continuing operations	(43,069,142)	(15,066,690)	(45,517,383)	(14,192,220)

Discontinued operations – loss from operations	(717)	(50,244)	(12,590)	(110,593)

Net loss	(43,069,859)	(15,116,934)	(45,529,973)	(14,302,813)

Preferred stock dividends	(8,096,745)	(60,000)	(8,156,745)	(120,000)

Loss attributable to common stockholders	$(51,166,604)	$(15,176,934)	$(53,686,718)	$(14,422,813)

Loss per common share (basic and diluted):
Continuing operations	$(0.64)	$(0.21)	$(0.67)	$(0.20)
Discontinued operations	$—	$—	$—	$—
Attributable to common stockholders	$(0.64)	$(0.21)	$(0.67)	$(0.20)

Weighted average shares outstanding:
Basic and diluted	80,260,077	71,316,657	79,917,641	70,908,835

See accompanying notes to consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statement of Stockholders’ Deficit
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2009	—	$—	80,936,711	$80,937	$182,747,897	$(192,698,686)	$(9,869,852)

Issued stock in payment of interest on convertible debt and dividends on convertible preferred stock	—	—	347,832	348	476,319	—	476,667
Issued stock upon exercise of options, net of issuance costs	—	—	152,460	152	1,036	—	1,188
Issued stock in connection with stock purchase agreement, net of costs	—	—	660,541	661	776,797	—	777,458
Issued stock to 401(k) plan at $0.76	—	—	53,499	53	40,570	—	40,623
Issued Series B and Series C convertible preferred stock, net of issuance costs	11,000	11	—	—	64,661,789	—	64,661,800
Stock compensation expense	—	—	—	—	303,183	—	303,183
Preferred stock dividends, including deemed dividends	—	—	—	—	—	(8,156,745)	(8,156,745)
Comprehensive loss:
Net loss	—	—	—	—	—	(45,529,973)	(45,529,973)

Balance, June 30, 2010	11,000	$11	82,151,043	$82,151	$249,007,591	$(246,385,404)	$2,704,349

See accompanying notes to consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(45,529,973)	$(14,302,813)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112,217	204,014
Amortization of debt discount and debt offering costs	16,109	364,838
Issuance of common stock in payment of interest and dividends	476,667	411,333
Stock compensation expense	303,183	145,314
Non-cash inventory adjustment	324,000	—
Change in derivative liabilities	583,607	12,204,839
Loss on extinguishment of debt	41,717,380	—
Other	42,487	38,902
Changes in operating assets and liabilities:
Accounts receivable	(552,843)	497,529
Inventory	(541,511)	(172,788)
Prepaid expenses and other assets	113,456	101,700
Accounts payable	608,320	(195,413)
Accrued liabilities and other liabilities	(131,075)	(66,763)
Deferred revenue	38,543	(11,993)
Net cash used in operating activities	(2,419,433)	(781,301)

Cash flows from investing activities:
Maturities of available-for-sale securities	—	494,000
Purchases of equipment	(253,797)	(58,652)
Proceeds from sales of equipment	—	251
Patent and trademark costs	(12,202)	(60,967)
Net cash (used in) provided by investing activities	(265,999)	374,632

Cash flows from financing activities:
Proceeds from issuance of common stock	1,044,400	95,250
Payment of stock offering costs	(48,212)	(12,867)
Payment of notes payable	—	(102,826)
Payments under capital leases	(5,816)	(5,684)
Net cash provided by (used in) financing activities	990,372	(26,127)

Net decrease in cash	(1,695,060)	(432,796)

Cash, beginning of period	5,639,842	3,565,837

Cash, end of period	$3,944,782	$3,133,041

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(unaudited)

1.	Summary of Significant Accounting Policies

a.
Basis of Presentation:  The information presented as of June 30, 2010 and for the three-month and six-month periods ended June 30, 2010 and June 30, 2009 is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Neoprobe Corporation (Neoprobe, the Company, or we) believes to be necessary for the fair presentation of results for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  The balances as of June 30, 2010 and the results for the interim periods are not necessarily indicative of results to be expected for the year.  The consolidated financial statements should be read in conjunction with Neoprobe’s audited consolidated financial statements for the year ended December 31, 2009, which were included as part of our Annual Report on Form 10-K.

Our consolidated financial statements include the accounts of Neoprobe, our wholly-owned subsidiary, Cardiosonix Ltd. (Cardiosonix), and our 90%-owned subsidiary, Cira Biosciences, Inc. (Cira Bio).  All significant inter-company accounts were eliminated in consolidation.

In August 2009, the Company’s Board of Directors decided to discontinue the operations of Cardiosonix and to attempt to divest our Cardiosonix subsidiary.  This decision was based on the determination that the blood flow measurement device segment was no longer considered a strategic initiative of the Company, due in large part to positive events in our other development initiatives.  Our consolidated statements of operations have been reclassified, as required, for all prior periods presented to reflect Cardiosonix as a discontinued operation.  Cash flows associated with the operation of Cardiosonix have been combined within operating, investing and financing cash flows, as appropriate, in our consolidated statements of cash flows.  See Note 2.

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

(2)
Note payable to Bupp Investors:  The carrying value of our debt is presented as the face amount of the note less the unamortized discount related to the initial estimated fair value of the warrants to purchase common stock issued in connection with the note.  At December 31, 2009, the note payable to the Bupp Investors had an estimated fair value of $3.9 million, based on the closing market price of our common stock.  During June 2010, the Bupp Investors exchanged their note for preferred stock, resulting in extinguishment of the debt.  See Note 10.

(3)
Notes payable to investor:  The carrying value of our debt is presented as the face amount of the notes.  At December 31, 2009, the notes payable to investors had an estimated fair value of $31.0 million, based on the closing market price of our common stock.  During June 2010, the investor exchanged their notes for preferred stock, resulting in extinguishment of the debt.  See Note 10.

(4)
Derivative liabilities:  Derivative liabilities are recorded at fair value.  Fair value of warrant liabilities is determined based on a Black-Scholes option pricing model calculation.  Fair value of put option liabilities is determined based on a probability-weighted Black-Scholes option pricing model calculation.  Unrealized gains and losses on the derivatives are classified in other expenses as a change in derivative liabilities in the statements of operations.  During June 2010, certain investors exchanged their notes for preferred stock, resulting in extinguishment of our remaining put option liabilities.  See Note 10.

c.
Recent Accounting Developments:  In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-6, Improving Disclosures about Fair Value Measurements.  ASU 2010-6 amends FASB ASC Topic 820, Fair Value Measurements and Disclosures.  ASU 2010-6 requires new disclosures as follows: (1) Transfers in and out of Levels 1 and 2 and (2) Activity in Level 3 fair value measurements.  An entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  In the reconciliation of fair value measurements using significant unobservable inputs (Level 3), an entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).  ASU 2010-6 also clarifies existing disclosures as follows:  (1) Level of disaggregation and (2) Disclosures about inputs and valuation techniques.  An entity should provide fair value measurement disclosures for each class of assets and liabilities.  A class is often a subset of assets or liabilities within a line item in the statement of financial position.  An entity needs to use judgment in determining the appropriate classes of assets and liabilities.  An entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  ASU 2010-6 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the separate disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We adopted the initial provisions of ASU 2010-6 beginning January 1, 2010.  As the new provisions of ASU 2010-6 provide only disclosure requirements, the adoption of this standard did not impact our consolidated financial position, results of operations or cash flows, but did result in increased disclosures.

2.	Discontinued Operations

In August 2009, the Company’s Board of Directors decided to discontinue the operations of Cardiosonix and to attempt to sell our Cardiosonix subsidiary.  This decision was based on the determination that the blood flow measurement device segment was no longer considered a strategic initiative of the Company, due in large part to positive events in our other device product and drug development initiatives.  We are in the process of identifying potential buyers, but our efforts thus far have not resulted in any definitive offers.

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

	June 30, 2010	December 31, 2009

Accounts receivable, net	$3,144	$15,349
Inventory	2,387	12,126
Current assets associated with discontinued operations	$5,531	$27,475

Accounts payable	$5,400	$5,400
Accrued expenses	10,494	13,343
Current liabilities associated with discontinued operations	$15,894	$18,743

We recorded an impairment loss of $1.7 million related to the assets of Cardiosonix during the third quarter of 2009 and have reclassified all related revenues and expenses to discontinued operations for all periods presented.  Until a sale is completed, we expect to continue to generate minimal revenues and incur minimal expenses related to our blood flow measurement device business.  The following amounts have been segregated from continuing operations and included in discontinued operations in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net sales	$21,790	$29,744	$36,235	$72,559
Cost of goods sold	5,227	11,553	11,616	33,724
Gross profit	16,563	18,191	24,619	38,835

Operating expenses:
Research and development	10,557	4,397	10,808	20,486
Selling, general and administrative	6,660	64,122	26,522	128,847
Total operating expenses	17,217	68,519	37,330	149,333

Other income (expense)	(63)	84	121	(95)

Loss from discontinued operations	$(717)	$(50,244)	$(12,590)	$(110,593)

3.	Fair Value Hierarchy

The following tables set forth, by level, financial liabilities measured at fair value on a recurring basis:

Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2010

	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2010
Liabilities:
Derivative liabilities related to warrants	$—	$1,569,271	$—	$1,569,271

Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2009

	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2009
Liabilities:
Derivative liabilities related to warrants	$—	$985,664	$—	$985,664
Derivative liabilities related to put options	—	—	966,000	966,000
Total derivative liabilities	$—	$985,664	$966,000	$1,951,664

The following tables set forth a summary of changes in the fair value of our Level 3 liabilities for the three-month periods ended June 30, 2010 and 2009:

Three Months Ended June 30, 2010

Description	Balance as of March 31, 2010	Unrealized (Gains) Losses	Purchases, Issuances and Settlements	Balance as of June 30, 2010
Liabilities:
Derivative liabilities related to conversion and put options	$966,000	$—	$(966,000)	$—

Three Months Ended June 30, 2009

Description	Balance as of March 31, 2009	Unrealized (Gains) Losses	Purchases, Issuances and Settlements	Balance as of June 30, 2009
Liabilities:
Derivative liabilities related to conversion and put options	$5,601,681	$5,687,741	$—	$11,289,422

The following tables set forth a summary of changes in the fair value of our Level 3 liabilities for the six-month periods ended June 30, 2010 and 2009:

Six Months Ended June 30, 2010

Description	Balance as of December 31, 2009	Unrealized (Gains) Losses	Purchases, Issuances and Settlements	Balance as of June 30, 2010
Liabilities:
Derivative liabilities related to conversion and put options	$966,000	$—	$(966,000)	$—

Six Months Ended June 30, 2009

Description	Balance as of December 31, 2008	Unrealized (Gains) Losses	Adoption of New Accounting Standard (See Note 10)	Balance as of June 30, 2009
Liabilities:
Derivative liabilities related to conversion and put options	$853,831	$5,131,104	$5,304,487	$11,289,422

There were no transfers in or out of our Level 1 and Level 2 fair value measurements during the six-month period ended June 30, 2010.  During the six-month period ended June 30, 2009, we transferred $7.7 million into our Level 2 liabilities.  The transfer was a result of the required January 1, 2009 adoption of a new accounting standard which clarified the determination of whether equity-linked instruments, such as warrants to purchase our common stock, are considered indexed to our own stock.  As a result of adopting the new standard, certain warrants to purchase our common stock that were previously treated as equity were reclassified as derivative liabilities.

4.	Stock-Based Compensation

At June 30, 2010, we have instruments outstanding under three stock-based compensation plans;  the Amended and Restated Stock Option and Restricted Stock Purchase Plan (the Amended Plan), the 1996 Stock Incentive Plan (the 1996 Plan), and the Second Amended and Restated 2002 Stock Incentive Plan (the 2002 Plan).  Currently, under the 2002 Plan, we may grant incentive stock options, nonqualified stock options, and restricted stock awards to full-time employees and directors, and nonqualified stock options and restricted stock awards may be granted to our consultants and agents.  Total shares authorized under each plan are 2 million shares, 1.5 million shares and 7 million shares, respectively.  Although instruments are still outstanding under the Amended Plan and the 1996 Plan, these plans are considered expired and no new grants may be made from them.  Under all three plans, the exercise price of each stock option is greater than or equal to the closing market price of our common stock on the day prior to the date of the grant.

Stock options granted under the Amended Plan, the 1996 Plan and the 2002 Plan generally vest on an annual basis over one to three years.  Outstanding stock options under the plans, if not exercised, generally expire ten years from their date of grant or 90 days from the date of an optionee’s separation from employment with the Company.  We issue new shares of our common stock upon exercise of stock options.

Stock-based payments to employees and directors, including grants of stock options, are recognized in the statement of operations based on their estimated fair values.  The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model to value share-based payments.  Expected volatilities are based on the Company’s historical volatility, which management believes represents the most accurate basis for estimating expected volatility under the current circumstances.  Neoprobe uses historical data to estimate forfeiture rates.  The expected term of stock options granted is based on the vesting period and the contractual life of the options.  The risk-free rate is based on the U.S. Treasury yield in effect at the time of the grant.

Compensation cost arising from stock-based awards is recognized as expense using the straight-line method over the vesting period.  For the three-month periods ended June 30, 2010 and 2009, our total stock-based compensation expense was approximately $80,000 and $75,000, respectively.  For the six-month periods ended June 30, 2010 and 2009, our total stock-based compensation expense was approximately $303,000 and $145,000, respectively.  We have not recorded any income tax benefit related to stock-based compensation in either of the three-month or six-month periods ended June 30, 2010 and 2009.

A summary of the status of our stock options as of June 30, 2010, and changes during the six-month period then ended, is presented below:

	Six Months Ended June 30, 2010
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of period	5,689,500	$0.44
Granted	20,000	1.72
Exercised	(200,000)	0.43
Forfeited	(18,333)	0.74
Expired	—	—
Outstanding at end of period	5,491,167	$0.44	4.9 years	$7,468,223

Exercisable at end of period	4,794,167	$0.38	4.4 years	$6,804,093

A summary of the status of our unvested restricted stock as of June 30, 2010, and changes during the six-month period then ended, is presented below:

	Six Months Ended June 30, 2010
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at beginning of period	1,719,000	$0.76
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at end of period	1,719,000	$0.76

Restricted shares vest upon occurrence of a specific event or achievement of goals as defined in the grant agreements.  As a result, we have recorded compensation expense related to grants of restricted stock based on management’s estimates of the probable dates of the vesting events.

As of June 30, 2010, there was approximately $844,000 of total unrecognized compensation cost related to unvested stock-based awards, which we expect to recognize over remaining weighted average vesting terms of 1.1 years.

5.	Comprehensive Income (Loss)

We had no accumulated other comprehensive income (loss) activity during the three-month and six-month periods ended June 30, 2010, or for the three-month period ended June 30, 2009; therefore, our total comprehensive loss was equal to our net loss for those periods.  Due to our net operating loss carryforwards, there are no income tax effects on comprehensive income (loss) components for the six-month period ended June 30, 2009.

Six Months Ended June 30, 2009
Net loss	$(14,302,813)
Unrealized losses on available-for-sale securities	(1,383)
Other comprehensive income	$(14,304,196)

6.	Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares and, except for periods with a loss from operations, participating securities outstanding during the period.  Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company include convertible securities, options and warrants.

The following table sets forth the reconciliation of the weighted average number of common shares outstanding to those used to compute basic and diluted earnings (loss) per share for the three-month and six-month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
	Basic Earnings Per Share	Diluted Earnings Per Share	Basic Earnings Per Share	Diluted Earnings Per Share
Outstanding shares	82,151,043	82,151,043	73,031,986	73,031,986
Effect of weighting changes in outstanding shares	(171,966)	(171,966)	(751,329)	(751,329)
Unvested restricted stock	(1,719,000)	(1,719,000)	(964,000)	(964,000)
Adjusted shares	80,260,077	80,260,077	71,316,657	71,316,657

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Basic Earnings Per Share	Diluted Earnings Per Share	Basic Earnings Per Share	Diluted Earnings Per Share
Outstanding shares	82,151,043	82,151,043	73,031,986	73,031,986
Effect of weighting changes in outstanding shares	(514,402)	(514,402)	(1,159,151)	(1,159,151)
Unvested restricted stock	(1,719,000)	(1,719,000)	(964,000)	(964,000)
Adjusted shares	79,917,641	79,917,641	70,908,835	70,908,835

Earnings (loss) per common share for the three-month and six-month periods ended June 30, 2010 and 2009 excludes the effects of 60,242,500 and 58,796,178 common share equivalents, respectively, since such inclusion would be anti-dilutive.  The excluded shares consist of common shares issuable upon exercise of outstanding stock options and warrants, or upon the conversion of convertible debt and convertible preferred stock.

The Company’s unvested stock awards contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”).  Therefore, the unvested stock awards are included in the number of shares outstanding for both basic and diluted earnings per share calculations, except in the event of a net loss from operations.  Due to our net loss, 1,719,000 and 964,000 shares of unvested restricted stock were excluded in determining basic and diluted loss per share for the three-month and six-month periods ended June 30, 2010 and 2009, respectively.

7.	Inventory

From time to time, we capitalize certain inventory costs associated with our Lymphoseek® product prior to regulatory approval and product launch based on management’s judgment of probable future commercial use and net realizable value of the inventory.  We could be required to permanently write down previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors.  Conversely, our gross margins may be favorably impacted if some or all of the inventory previously written down becomes available and is used for commercial sale.  During the three-month and six-month periods ended June 30, 2010 and 2009, we did not capitalize any inventory costs associated with our Lymphoseek drug product.  During the three-month period ended June 30, 2010, we expensed $324,000 of previously capitalized pharmaceutical materials to research and development as they were no longer considered to be usable in the production of future saleable final drug product inventory.

The components of net inventory are as follows:

	June 30, 2010 (unaudited)	December 31, 2009
Pharmaceutical materials	$201,000	$525,000
Gamma detection device materials	263,270	137,695
Gamma detection device finished goods	862,510	481,002
Total	$1,326,780	$1,143,697

8.	Intangible Assets

The major classes of intangible assets are as follows:

		June 30, 2010		December 31, 2009
	Weighted Average Remaining Life[1]	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents and trademarks	3.2 yrs	$532,261	$446,769	$524,224	$445,650

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

We warrant our products against defects in design, materials, and workmanship generally for a period of one year from the date of sale to the end customer, except in cases where the product has a limited use as designed.  Our accrual for warranty expenses is adjusted periodically to reflect actual experience and is included in accrued liabilities and other on the consolidated balance sheets.  Our primary marketing partner, Ethicon Endo-Surgery, Inc. (EES), a Johnson & Johnson company, has reimbursed us for a portion of warranty expense incurred based on end customer sales they make during a given fiscal year.  Payments charged against the reserve are disclosed net of EES’ estimated reimbursement.

The activity in the warranty reserve account for the three-month and six-month periods ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Warranty reserve at beginning of period	$77,624	$69,593	$61,400	$62,261
Provision for warranty claims and changes in reserve for warranties	12,473	20,273	50,571	57,356
Payments charged against the reserve	(16,280)	(26,425)	(38,154)	(56,176)
Warranty reserve at end of period	$73,817	$63,441	$73,817	$63,441

10.	Convertible Securities

In July 2007, David C. Bupp, our President and CEO, and certain members of his family (the Bupp Investors) purchased a $1.0 million convertible note (the Bupp Note) and warrants.  The Bupp Note bore interest at 10% per annum, had an original term of one year and was repayable in whole or in part with no penalty.  The note was convertible, at the option of the Bupp Investors, into shares of our common stock at a price of $0.31 per share.  As part of this transaction, we issued the Bupp Investors Series V Warrants to purchase 500,000 shares of our common stock at an exercise price of $0.31 per share, expiring in July 2012.  See Note 17(a).

In December 2007, we entered into a Securities Purchase Agreement (SPA) with Platinum Montaur Life Sciences, LLC (Montaur), pursuant to which we issued Montaur a 10% Series A Convertible Senior Secured Promissory Note in the principal amount of $7,000,000, $3.5 million of which was convertible into shares of our common stock at the conversion price of $0.26 per share, due December 26, 2011 (the Series A Note); and a five-year Series W Warrant to purchase 6,000,000 shares of our common stock at an exercise price of $0.32 per share.  The SPA also provided for two further tranches of financing, a second tranche of $3 million in exchange for a 10% Series B Convertible Senior Secured Promissory Note along with a five-year Series X Warrant to purchase shares of our common stock, and a third tranche of $3 million in exchange for 3,000 shares of our 8% Series A Cumulative Convertible Preferred Stock and a five-year Series Y Warrant to purchase shares of our common stock.  Closings of the second and third tranches were subject to the satisfaction by the Company of certain milestones related to the progress of the Phase 3 clinical trials of our Lymphoseek radiopharmaceutical product.

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

In April 2008, following receipt by the Company of clearance from the United States Food and Drug Administration to commence a Phase 3 clinical trial for Lymphoseek in patients with breast cancer or melanoma, we amended the SPA related to the second tranche and issued Montaur a 10% Series B Convertible Senior Secured Promissory Note in the principal amount of $3,000,000, which was convertible into shares of our common stock at the conversion price of $0.36 per share, also due December 26, 2011 (the Series B Note, and hereinafter referred to collectively with the Series A Note as the Montaur Notes); and a five-year Series X Warrant to purchase 8,333,333 shares of our common stock at an exercise price of $0.46 per share.

In December 2008, after we obtained 135 vital blue dye lymph nodes from patients who had completed the injection of the drug and surgery in a Phase 3 clinical trial of Lymphoseek in patients with breast cancer or melanoma, we issued Montaur 3,000 shares of our 8% Series A Cumulative Convertible Preferred Stock (the Series A Preferred Stock) and a five-year Series Y Warrant to purchase 6,000,000 shares of our common stock at an exercise price of $0.575 per share (hereinafter referred to collectively with the Series W Warrant and Series X Warrant as the Montaur Warrants), for an aggregate purchase price of $3,000,000.  The “Liquidation Preference Amount” for the Series A Preferred Stock was $1,000 and the “Conversion Price” of the Series A Preferred Stock was set at $0.50 on the date of issuance, thereby making the shares of Series A Preferred Stock convertible into an aggregate 6,000,000 shares of our common stock, subject to adjustment as described in the Certificate of Designations.

In July 2009, we entered into a Securities Amendment and Exchange Agreement with Montaur, pursuant to which Montaur agreed to the amendment and restatement of the terms of the Montaur Notes, the Series A Preferred Stock, and the Montaur Warrants.  The Series A Note was amended to grant Montaur conversion rights with respect to the $3.5 million portion of the Series A Note that was previously not convertible.  The newly convertible portion of the Series A Note was convertible into 3,600,000 shares of our common stock at $0.9722 per share.  The amendments also eliminated certain price reset features of the Montaur Notes, the Series A Preferred Stock and the Montaur Warrants that had created significant non-cash derivative liabilities on the Company’s balance sheet.  See Note 11.  In conjunction with this transaction, we issued Montaur a Series AA Warrant to purchase 2.4 million shares of our common stock at an exercise price of $0.97 per share, expiring in July 2014.  The change in terms of the Montaur Notes, the Series A Preferred Stock and the Montaur Warrants were treated as an extinguishment of debt for accounting purposes.  Following the extinguishment, the Company’s balance sheet reflected the face value of the $10 million due to Montaur pursuant to the Montaur Notes, which approximated fair value at the date of the extinguishment.

On June 25, 2010, we entered into a Securities Exchange Agreement with Montaur, pursuant to which Montaur exchanged the Montaur Notes and the Series A Preferred Stock for 10,000 shares of Series B Convertible Preferred Stock (the Series B Preferred Stock), convertible into 32,700,000 shares of common stock.  The Series B Preferred Stock is convertible at the option of Montaur, carries no dividend requirements and participates equally with our common stock in liquidation proceeds based upon the number of common shares into which the Series B Preferred Stock is then convertible.  As consideration for the exchange, Neoprobe issued additional Series B Preferred Stock which is convertible into 1.3 million shares of common stock.  Also on June 25, 2010, we entered into a Securities Exchange Agreement with the Bupp Investors, pursuant to which the Bupp Investors exchanged the Amended Bupp Note for 1,000 shares of Series C Convertible Preferred Stock (the Series C Preferred Stock), convertible into 3,226,000 shares of common stock.  The Series C Preferred Stock has a 10% dividend rate, payable quarterly until December 31, 2011, and participates equally with our common stock in liquidation proceeds based upon the number of common shares into which the Series C Preferred Stock is then convertible.  The exchange of the Montaur Notes, the Series A Preferred Stock and the Amended Bupp Note were treated as extinguishments for accounting purposes.  As a result, the Company recognized a loss on extinguishment of debt of $47.1 million, recorded a deemed dividend of $8.0 million, and wrote off $966,000 in put option derivative liabilities during the second quarter of 2010.  As a result of these exchange transactions, all security interests in the Company’s assets held by Montaur and the Bupp Investors were extinguished.

During the three-month periods ended June 30, 2010 and 2009, we recorded interest expense of $6,000 and $156,000, respectively, related to amortization of the debt discount related to our convertible notes.  During the six-month periods ended June 30, 2010 and 2009, we recorded interest expense of $12,000 and $307,000, respectively, related to amortization of the debt discount related to our convertible notes.  During the three-month periods ended June 30, 2010 and 2009, we recorded interest expense of $2,000 and $29,000, respectively, related to amortization of the deferred financing costs related to our convertible notes.  During the six-month periods ended June 30, 2010 and 2009, we recorded interest expense of $4,000 and $58,000, respectively, related to amortization of the deferred financing costs related to our convertible notes.

11.	Derivative Instruments

Effective January 1, 2009, we adopted a new accounting standard which clarified the determination of whether equity-linked instruments (or embedded features), such as our convertible securities and warrants to purchase our common stock, are considered indexed to our own stock.  As a result of adopting the new standard, certain embedded features of our convertible securities which were extinguished in the quarter ended June 30, 2010, as well as warrants to purchase our common stock, that were previously treated as equity are now considered derivative liabilities.  We do not use derivative instruments for hedging of market risks or for trading or speculative purposes.

The estimated fair values of the derivative liabilities are recorded as non-current liabilities on the consolidated balance sheet.  Changes in the estimated fair values of the derivative liabilities are recorded in the consolidated statement of operations. The net effect of marking the derivative liabilities to market during the first half of 2009 resulted in a net increase in the estimated fair values of the derivative liabilities of $12.2 million which was recorded as non-cash expense during that period.  On July 24, 2009, we entered into a Securities Amendment and Exchange Agreement with Montaur, pursuant to which Montaur agreed to the amendment and restatement of the terms of the Montaur Notes, the Series A Preferred Stock, and the Montaur Warrants.  As a result, the Company recorded an additional $5.6 million in mark-to-market adjustments related to the increase in the Company’s common stock from June 30 to July 24, 2009, and reclassified $27.0 million in derivative liabilities related to the Montaur Notes, the Series A Preferred Stock, and the Montaur Warrants to additional paid-in capital.  Also on July 24, 2009, Montaur exercised 2,844,319 of their Series Y Warrants, which resulted in a decrease in the related derivative liability of $2.2 million.  The net effect of marking the Company’s remaining derivative liabilities to market from July 25 through December 31, 2009 resulted in a net increase in the estimated fair values of the derivative liabilities of $298,000 which was recorded as non-cash expense during the second half of 2009.  The effect of marking the Company’s remaining derivative liabilities to market at March 31, 2010 resulted in a net increase in the estimated fair values of the derivative liabilities of $429,000 which was recorded as non-cash expense during the first quarter of 2010.  On June 25, 2010, we entered into a Securities Exchange Agreement with Montaur, pursuant to which Montaur exchanged the Montaur Notes and the Series A Preferred Stock for 10,000 shares of Series B Convertible Preferred Stock.  Also on June 25, 2010, we entered into a Securities Exchange Agreement with the Bupp Investors, pursuant to which the Bupp Investors exchanged the Amended Bupp Note for 1,000 shares of Series C Convertible Preferred Stock.  As a result of these exchange transactions, the Company wrote off $966,000 in put option derivative liabilities during the second quarter of 2010.  The effect of marking the Company’s remaining derivative liabilities to market at June 30, 2010 resulted in a net increase in the estimated fair values of the derivative liabilities of $154,000 which was recorded as non-cash expense during the second quarter of 2010.  The total estimated fair value of the remaining derivative liabilities was $1.6 million as of June 30, 2010.  See Note 10.

12.	Stock Warrants

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

At June 30, 2010, there are 17.8 million warrants outstanding to purchase our common stock.  The warrants are exercisable at prices ranging from $0.31 to $0.97 per share with a weighted average exercise price of $0.48 per share.  See Note 17(a).

13.	Common Stock Purchase Agreement

Under a previously existing agreement, in March 2010, we sold to Fusion Capital Fund II, LLC (Fusion Capital), an Illinois limited liability company, 540,541 shares for proceeds of $1.0 million under a common stock purchase agreement, as amended.  In connection with this sale, we issued 120,000 shares of our common stock to Fusion Capital as an additional commitment fee.   Subsequent to this sale, the remaining aggregate amount of our common stock we can sell to Fusion Capital under the amended agreement is $9.1 million.

14.	Income Taxes

We account for income taxes in accordance with current accounting standards, which include guidance on the accounting for uncertainty in income taxes recognized in the financial statements.  Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result, no liability for uncertain tax positions was recorded as of June 30, 2010.  Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense.

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

The information in the following table is derived directly from each reportable segment’s financial reporting.

($ amounts in thousands) Three Months Ended June 30, 2010	Oncology Devices	Drug and Therapy Products	Corporate	Total
Net sales:
United States[1]	$2,479	$—	$—	$2,479
International	35	—	—	35
License revenue	25	—	—	25
Research and development expenses	83	1,655	—	1,738
Selling, general and administrative expenses, excluding depreciation and amortization[2]	54	—	814	868
Depreciation and amortization	31	2	17	50
Income (loss) from operations[3]	1,559	(1,657)	(831)	(929)
Other income (expense)[4]	—	—	(42,140)	(42,140)
Income (loss) from continuing operations	1,559	(1,657)	(42,971)	(43,069)
Loss from discontinued operations	—	—	(1)	(1)
Total assets, net of depreciation and amortization:
United States operations	3,251	441	4,194	7,886
Discontinued operations	—	—	6	6
Capital expenditures	—	142	21	163

($ amounts in thousands) Three Months Ended June 30, 2009	Oncology Devices	Drug and Therapy Products	Corporate	Total
Net sales:
United States[1]	$1,715	$—	$—	$1,715
International	64	—	—	64
License revenue	25	—	—	25
Research and development expenses	344	960	—	1,304
Selling, general and administrative expenses, excluding depreciation and amortization[2]	35	—	713	748
Depreciation and amortization	39	1	14	54
Income (loss) from operations[3]	810	(961)	(727)	(877)
Other income (expense)[4]	—	—	(14,189)	(14,189)
Income (loss) from continuing operations	810	(961)	(14,916)	(15,067)
Loss from discontinued operations	—	—	(50)	(50)
Total assets, net of depreciation and amortization:
United States operations	2,036	23	4,282	6,341
Discontinued operations	—	—	1,784	1,784
Capital expenditures	1	—	17	18

($ amounts in thousands) Six Months Ended June 30, 2010	Oncology Devices	Drug and Therapy Products	Corporate	Total
Net sales:
United States[1]	$5,116	$—	$—	$5,116
International	56	—	—	56
License revenue	50	—	—	50
Research and development expenses	254	3,885	—	4,139
Selling, general and administrative expenses, excluding depreciation and amortization[2]	115	—	1,820	1,935
Depreciation and amortization	64	15	33	112
Income (loss) from operations[3]	3,089	(3,900)	(1,853)	(2,664)
Other income (expense)[4]	—	—	(42,853)	(42,853)
Income (loss) from continuing operations	3,089	(3,900)	(44,706)	(45,517)
Loss from discontinued operations	—	—	(13)	(13)
Total assets, net of depreciation and amortization:
United States operations	3,251	441	4,194	7,886
Discontinued operations	—	—	6	6
Capital expenditures	—	220	34	254

($ amounts in thousands) Six Months Ended June 30, 2009	Oncology Devices	Drug and Therapy Products	Corporate	Total
Net sales:
United States[1]	$4,268	$—	$—	$4,268
International	168	—	—	168
License revenue	50	—	—	50
Research and development expenses	637	1,888	—	2,525
Selling, general and administrative expenses, excluding depreciation and amortization[2]	69	—	1,462	1,531
Depreciation and amortization	76	2	30	108
Income (loss) from operations[3]	2,301	(1,890)	(1,492)	(1,081)
Other income (expense)[4]	—	—	(13,111)	(13,111)
Income (loss) from continuing operations	2,301	(1,890)	(14,603)	(14,192)
Loss from discontinued operations	—	—	(111)	(111)
Total assets, net of depreciation and amortization:
United States operations	2,036	23	4,282	6,341
Discontinued operations	—	—	1,784	1,784
Capital expenditures	1	—	58	59

[1]	All sales to EES are made in the United States. EES distributes the product globally through its international affiliates.
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

16.  Supplemental Disclosure for Statements of Cash Flows

During the six-month periods ended June 30, 2010 and 2009, we paid interest aggregating $134,000 and $137,000, respectively.  During the six-month periods ended June 30, 2010 and 2009, we transferred $44,000 and $23,000, respectively, of inventory to fixed assets related to the creation and maintenance of a pool of service loaner equipment.  During the six-month periods ended June 30, 2010 and 2009, we issued 347,832 and 785,907, respectively, shares of our common stock as payment of interest on our convertible debt and dividends on our convertible preferred stock.  During the six-month periods ended June 30, 2010, we issued 53,499 and 80,883 shares of our common stock, respectively, as a matching contribution to our 401(k) plan.  During the six-month period ended June 30, 2010, we reclassified $223,000 of deferred stock offering costs to additional paid-in capital related to the issuance of our common stock to Fusion Capital.  See Note 13.  Also during the six-month period ended June 30, 2010, we recorded a deemed dividend of $8.0 million related to the exchange of the Series A Preferred Stock for Series B Preferred Stock.  See Note 10.

17.	Subsequent Events

a.
Warrant Exercises:  In July 2010, a Bupp Investor exercised 120,000 Series V Warrants in exchange for issuance of 120,000 shares of our common stock, resulting in gross proceeds of $37,200.  See Notes 10 and 12.

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

Product Line Overview

We believe that the future prospects for Neoprobe continue to improve as we make progress in all of our key growth areas, especially related to our Lymphoseek initiative.  Despite the uncertain current global economic conditions, our gamma detection device line continues to provide a strong revenue base.  Revenue from our gamma detection device product line for the first half of 2010 has exceeded our expectations, and while we expect overall revenue from our gamma detection device products to continue to be strong for 2010 as a whole, we expect revenue from this line to be lower in the second half of 2010 than it was for the second half of 2009.  We expect to continue to incur modest development expenses to support our gamma detection device product line as well as we work with our marketing partners to expand our product offerings in the gamma detection device arena.  Our primary development efforts over the last few years have been focused on our oncology drug development initiatives:  Lymphoseek and RIGScan CR.  We continue to make progress with both initiatives; however, neither Lymphoseek nor RIGScan CR is anticipated to generate any significant revenue for us during 2010.

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

Our efforts thus far in 2010 have resulted in the following milestone achievements:

•
Completion of a successful meeting with the United States Food and Drug Administration (FDA) to review the Phase 3 (NEO3-05) clinical study results and discuss development plans to support a New Drug Application (NDA) submission for Lymphoseek as a lymphatic tissue tracing agent;

•	Completion of successful pre-NDA dialogue with FDA on Lymphoseek pre-clinical data;

•	Completion of successful pre-NDA dialogue with FDA on Lymphoseek chemistry, manufacturing and control data;

•	Initiation of a third Lymphoseek Phase 3 clinical study in subjects with breast cancer or melanoma (NEO3-09) to support expanded post-marketing product labeling;

•	Validation of the first lot of commercial drug product of Lymphoseek that will be used for the commercial launch of the product in the United States upon NDA clearance;

•	Election of two new directors to Neoprobe’s Board, bringing significant drug development and medical product industry expertise;

•	Completion of exchange transactions that effectively converted all of the Company’s outstanding debt to equity; and

•
Filed a shelf registration on Form S-3 to allow the Company to raise capital as necessary to provide us with additional financial planning flexibility and to support the diversification of our share ownership to new institutions.

Our operating expenses during the first half of 2010 were focused primarily on support of Lymphoseek product development and on efforts to re-qualify the manufacturing process for our RIGScan CR product initiative.  We expect our drug-related development expenses for 2010 to be considerably higher than 2009 as we complete preparations for the filing of a NDA for Lymphoseek and as we continue the other clinical evaluations of Lymphoseek to support post-marketing amendments to the NDA.

Lymphoseek

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

In March 2010, Neoprobe met with FDA to review the clinical outcomes of NEO3-05.  The FDA meeting included a review of the efficacy and safety results of the NEO3-05 clinical study and Neoprobe’s plans for the submission of a NDA for Lymphoseek based on the results of NEO3-05 and other previously completed clinical studies.  During the meeting, Neoprobe provided FDA with the clinical results of the protocol-compliant clinical sites that participated in the NEO3-05 clinical study that contributed 136 intent-to-treat subjects who provided 215 lymph nodes containing the vital blue dye.  210 of the vital blue dye positive lymph nodes contained Lymphoseek for an overall concordance rate of 98%, achieving a very high level of statistical correlation (p-value = 0.0001) for the primary endpoint of the clinical study.  Prior to the meeting, FDA requested that Neoprobe conduct a “reserve concordance” assessment of the clinical study where Lymphoseek might identify lymph nodes missed by the vital blue dyes.  This assessment showed that Lymphoseek was able to identify 85 additional lymph nodes that did not contain the vital blue dye, and 18% of these nodes were found by pathology to contain cancer.  There were no significant safety events related to Lymphoseek.  FDA indicated that the clinical data from the NEO3-05 clinical study and other completed clinical evaluations of Lymphoseek would be supportive of a NDA submission for Lymphoseek.

The Lymphoseek NDA submission will be based on the clinical results of NEO3-05 and other already completed clinical evaluations of Lymphoseek.  However, Neoprobe initiated enrollment in another Phase 3 clinical evaluation of Lymphoseek in subjects with either breast cancer or melanoma (NEO3-09) for the purpose of providing supplemental safety data and to support post-marketing product claim NDA amendments for Lymphoseek.  FDA agreed that this trial does not need to be completed prior to NDA submission.  The Company believes the trial will be complete prior to potential marketing clearance for Lymphoseek.  FDA also encouraged Neoprobe to request a series of pre-NDA meetings to review the non-clinical and chemistry, manufacturing and control (CMC) components of the NDA prior to its formal submission.  Neoprobe completed successful non-clinical and CMC pre-NDA reviews with FDA during the second quarter of 2010.  We intend to request a final pre-NDA meeting with FDA late in the third quarter prior to submission of the NDA in the fourth quarter of 2010.

In June 2009, we initiated a Phase 3 clinical trial to be conducted in subjects with head and neck squamous cell carcinoma (NEO3-06).  The NEO3-06 clinical study was designed to expand the potential labeling for Lymphoseek as a sentinel lymph node targeting agent after the initial marketing clearance for the product.  Our discussions with FDA and the European Medicinal Evaluation Agency (EMEA) have also suggested that the NEO3-06 clinical trial will further support the use of Lymphoseek in sentinel lymph node biopsy procedures.  We believe the outcome of the trial will be beneficial to the marketing and commercial adoption of Lymphoseek in the U.S. and European Union (EU).  Based on the discussion with FDA regarding NEO3-05 and the plan to submit a NDA based upon the results of that study, we expanded the scope of NEO3-06 and we now plan to have approximately 20 participating institutions in the NEO3-06 clinical trial.  Subject recruitment and enrollment is actively underway at a number of institutions and the trial protocol is currently under review at several other institutions.  The accrual rate for trials of this nature is highly dependent on the timing of institutional review board approvals of the NEO3-06 protocol.  Our experience in the NEO3-05 trial has shown that this process may be lengthening due to risk management concerns on the part of hospitals participating in clinical trials, as well as other factors.

We plan to use the safety and efficacy results from the Phase 3 clinical evaluations of Lymphoseek, which will include sites in the EU, to support the drug registration application process in the EU as well as to amend the filing in the U.S. for expanded product labeling.  Based on the positive outcome of the March 2010 meeting with FDA regarding NEO3-05, Neoprobe expects to submit the NDA for Lymphoseek during the fourth quarter of 2010.  Depending on the timing of the final pre-NDA meeting with FDA and the outcome of the FDA regulatory review cycle, we believe that Lymphoseek could be commercialized in mid-2011.  We cannot assure you, however, that this product will achieve regulatory approval, or if approved, that it will achieve market acceptance.

RIGScan CR

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

Our desire has been, and continues to be, to develop a clinical development plan which is harmonized between the U.S. and the EU.  To that end, during December 2009 we submitted an investigational new drug (IND) amendment to FDA which includes the design of a proposed Phase 3 clinical trial of RIGScan CR.  The IND amendment included a Special Protocol Assessment (SPA) in accordance with the Prescription Drug User Fee Act of 1992 and current regulatory guidelines, and will be registered on the clinicaltrials.gov website following discussions with FDA regarding the SPA.  Since filing the IND amendment and SPA request, we have determined that due to differences in the current manufacturing process from the process used in the 1990’s, a further amendment to the IND should be filed addressing the differences.  We expect to file the IND amendment in the near future and subsequently re-file the IND request and a revised Phase 3 clinical study protocol.  As a result, we do not expect to receive feedback from FDA on a RIGS SPA request until sometime in the fourth quarter of 2010 or first quarter of 2011.

The Phase 3 clinical study as currently envisioned would be a randomized clinical study that would evaluate the ability of RIGScan CR to identify tumor-associated tissue in a group of patients as compared to a group of patients provided with traditional surgical care. Based on our current statistical analysis, we now believe the sample size for the proposed Phase 3 clinical study would be approximately 350 patients including both the RIGScan CR and traditional treatment groups. The primary endpoint of the trial as proposed is the assessment of the diagnostic ability of RIGScan CR to identify tumor-associated tissue, with a secondary endpoint of the survival rate of the RIGScan CR treated patients compared to patients treated with conventional treatment modalities.

It should also be noted that the RIGScan CR biologic drug has not been produced for several years.  We would have to perform some additional work related to ensuring the drug cell line is still viable and submit this data to EMEA and possibly FDA for their evaluation in connection with preparations to restart pivotal clinical trials.  During the third quarter of 2009, we announced that we had executed a Biopharmaceutical Development and Supply Agreement with Laureate Pharma, Inc.  This agreement will support the initial evaluation of the viability of the CC49 master working cell bank as well as the initial steps in re-validating the commercial production process for the biologic agent used in RIGScan CR.  Laureate has made progress in the re-validation of the manufacturing process and has completed preliminary biologic characterization activities.  They are expected to provide Neoprobe with GMP-produced material to support non-clinical and clinical evaluation within the next few months.  In addition, we will need to re-establish radiolabeling capabilities for the CC49 antibody in order to meet the regulatory needs for the RIGScan CR product.  We have also begun discussions with parties capable of supporting such activities.

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

We expect our gamma detection device products to contribute a net profit in 2010 for that line of business, excluding general and administrative costs, interest and other financing-related charges.  Our overall operating results for 2010 will also be greatly affected by the amount of development of our radiopharmaceutical products.  Primarily as a result of the significant development costs we expect to incur related to the continued clinical development of Lymphoseek, we do not expect to achieve overall operating profitability during 2010.  We cannot assure you that our current or potential new products will be successfully commercialized, that we will achieve significant product revenues, or that we will achieve or be able to sustain profitability in the future.

Results of Operations

Revenue for the first six months of 2010 increased to $5.2 million from $4.5 million for the same period in 2009.  Research and development expenses, as a percentage of net sales, increased to 80% during the first six months of 2010 from 57% during the same period in 2009.  Due to the ongoing Lymphoseek and RIGScan CR development activities of the Company, research and development expenses as a percentage of sales are expected to be higher in 2010 than they were in 2009.  Selling, general and administrative expenses, as a percentage of net sales, decreased slightly to 40% during the first six months of 2010 compared to 37% during the same period in 2009.

Three Months Ended June 30, 2010 and 2009

Net Sales and Margins.  Net sales, comprised primarily of sales of our gamma detection systems, increased $735,000, or 41%, to $2.5 million during the second quarter of 2010 from $1.8 million during the same period in 2009.  Gross margins on net sales increased slightly to 67% of net sales for the second quarter of 2010 compared to 66% of net sales for the same period in 2009.

Gamma detection device sales increased by $687,000 along with increases of $37,000 and $11,000 in service and extended warranty revenue, respectively.  Of the $687,000 increase in gamma detection device sales, approximately $718,000 was attributable to increased sales prices, offset by $31,000 attributable to decreased sales volumes.  The price at which we sold our gamma detection products to our primary marketing partner, Ethicon Endo-Surgery, Inc. (EES), a Johnson & Johnson company, is based on a percentage of the global average selling price (ASP) received by EES on sales of Neoprobe products to end customers, subject to a minimum floor price.  Increased sales prices and unit sales volumes of our wireless probes, coupled with increased unit sales volumes of our control units, were offset by decreased sales prices of our control units and corded probes.  The increase in gross margins on net product sales was due to net changes in the product mix coupled with the impact of the increase in wireless probe sales prices.

License Revenue.  License revenue for the second quarter of both 2010 and 2009 included $25,000 from the pro-rata recognition of license fees related to the 2009 renewal of our distribution agreement with EES.

Research and Development Expenses.  Research and development expenses increased $434,000, or 33%, to $1.7 million during the second quarter of 2010 from $1.3 million during the same period in 2009.  Research and development expenses in the second quarter of 2010 included approximately (i) $1.7 million in drug and therapy product development costs and (ii) $83,000 in gamma detection device development costs.  This compares to expenses of $960,000 and $344,000 in these segment categories during the same period in 2009.  The changes in each category were primarily due to (i) increased compensation costs of $115,000 related to increased headcount, increased process development costs of $267,000, clinical activity costs of $70,000 and regulatory consulting costs of $69,000 related to Lymphoseek, and increased process development costs of $101,000 offset by decreased license fees of $51,000 related to RIGScan CR; and (ii) lower compensation costs of $21,000 related to decreased headcount and less time spent on device development projects, lower development costs related to our new high energy detection probe which was launched in 2009 of $31,000, and lower development costs related to various other product improvements of $27,000, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $117,000, or 15%, to $918,000 during the second quarter of 2010 from $802,000 during the same period in 2009.  The net increase was primarily due to increased investor relations fees and compensation costs.

Other Income (Expense).  Other expense, net, was $42.1 million during the second quarter of 2010 compared to $14.2 million during the same period in 2009.  During the second quarter of 2010, we recorded a loss on the extinguishment of debt of $41.7 million related to the exchange of our outstanding convertible debt for convertible preferred stock.  During the second quarters of 2010 and 2009, we recorded charges of $154,000 and $13.7 million, respectively, related to the increase in the fair value of our derivative liabilities resulting from the requirement to mark our derivative liabilities to market.  Interest expense, primarily related to the convertible debt agreements we completed in December 2007 and April 2008, decreased $193,000 to $269,000 during the second quarter of 2010 from $462,000 for the same period in 2009.  Of this interest expense, $8,000 and $185,000 in the second quarters of 2010 and 2009, respectively, were non-cash in nature related to the amortization of debt issuance costs and discounts resulting from the warrants and conversion features of the convertible debt.  An additional $236,000 and $250,000 of interest expense in the second quarters of 2010 and 2009, respectively, was non-cash in nature due to the payment or accrued payment of interest on our convertible debt with shares of our common stock.

Six Months Ended June 30, 2010 and 2009

Net Sales and Margins.  Net sales, comprised primarily of sales of our gamma detection systems, increased $736,000, or 17%, to $5.2 million during the first six months of 2010 from $4.4 million during the same period in 2009.  Gross margins on net sales decreased slightly to 66% of net sales for the first six months of 2010 compared to 68% of net sales for the same period in 2009.

Gamma detection device sales increased by $651,000 along with increases of $59,000 and $26,000 in service and extended warranty revenue, respectively.  Of the $651,000 increase in gamma detection device sales, approximately $710,000 was attributable to increased sales prices, offset by $59,000 attributable to decreased sales volumes.  The price at which we sell our gamma detection products to EES is based on a percentage of the global ASP received by EES on sales of Neoprobe products to end customers, subject to a minimum floor price.  Increased sales prices and unit sales volumes of our wireless probes, coupled with increased unit sales volumes of our control units, were offset by decreased sales prices of our control units and corded probes.  The decrease in gross margins on net product sales was due to net changes in the product mix coupled with the impact of the decrease in control unit sales prices.

License Revenue.  License revenue for the first six months of both 2010 and 2009 included $50,000 from the pro-rata recognition of license fees related to the renewed distribution agreement with EES.

Research and Development Expenses.  Research and development expenses increased $1.6 million, or 64%, to $4.1 million during the first six months of 2010 from $2.5 million during the same period in 2009.  Research and development expenses in the first six months of 2010 included approximately (i) $3.9 million in drug and therapy product development costs and (ii) $254,000 in gamma detection device development costs.  This compares to expenses of $1.9 million and $637,000 in these segment categories during the same period in 2009.  The changes in each category were primarily due to (i) increased compensation costs of $319,000 related to increased headcount and incentive-based compensation, increased process development costs of $502,000, pricing study costs of $217,000, clinical activity costs of $126,000 and regulatory consulting costs of $82,000 related to Lymphoseek, and increased process development costs of $425,000 and pricing study costs of $108,000 offset by decreased license fees of $17,000 related to RIGScan CR; and (ii) higher compensation costs of $68,000 related to increased incentive-based compensation offset by lower development costs related to our new high energy detection probe which was launched in 2009 of $67,000 and lower development costs related to various other product improvements of $29,000, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $408,000, or 25%, to $2.0 million during the first six months of 2010 from $1.6 million during the same period in 2009.  The net increase was primarily due to increased compensation costs and investor relations fees.

Other Income (Expense).  Other expense, net, was $42.9 million during the first six months of 2010 compared to $13.1 million during the same period in 2009.  During the first six months of 2010, we recorded a loss on the extinguishment of debt of $41.7 million related to the exchange of our outstanding convertible debt for convertible preferred stock.  During the first six months of 2010 and 2009, we recorded charges of $584,000 and $12.2 million, respectively, related to the increase in the fair value of our derivative liabilities resulting from the requirement to mark our derivative liabilities to market.  Interest expense, primarily related to the convertible debt agreements we completed in December 2007 and April 2008, decreased $366,000 to $553,000 during the first six months of 2010 from $919,000 for the same period in 2009.  Of this interest expense, $16,000 and $365,000 in the first six months of 2010 and 2009, respectively, were non-cash in nature related to the amortization of debt issuance costs and discounts resulting from the warrants and conversion features of the convertible debt.  An additional $403,000 and $417,000 of interest expense in the first six months of 2010 and 2009, respectively, was non-cash in nature due to the payment or accrued payment of interest on our convertible debt with shares of our common stock.

Liquidity and Capital Resources

Cash balances decreased to $3.9 million at June 30, 2010 from $5.6 million at December 31, 2009.  The net decrease was primarily due to cash used to fund our operations, mainly for research and development activities, partially offset by cash received for the issuance of common stock related to a stock purchase agreement.  The current ratio decreased to 2.4:1 at June 30, 2010 from 3.6:1 at December 31, 2009.

Operating Activities.  Cash used in operations increased $1.6 million to $2.4 million during the first six months of 2010 compared to $781,000 during the same period in 2009.

Accounts receivable increased to $1.9 million at June 30, 2010 from $1.3 million at December 31, 2009.  The increase was primarily a result of normal fluctuations in timing of purchases and payments by EES and Century Medical, Inc.  We expect overall receivable levels will continue to fluctuate during 2010 depending on the timing of purchases and payments by our customers.

Inventory levels increased to $1.3 million at June 30, 2010 from $1.1 million at December 31, 2009.  Gamma detection device materials and finished goods inventory levels increased as we have increased our product safety stock levels to ensure efficient and uninterrupted supply of our products to our distribution partners.  During the first six months of 2010, we expensed $324,000 of previously capitalized pharmaceutical materials to research and development as they were no longer considered to be usable in the production of future saleable drug product inventory.  We expect inventory levels to increase over the remainder of 2010 as expected decreases in the level of our gamma detection device inventory are more than offset by increased levels of drug product materials.

Accounts payable increased to $1.4 million at June 30, 2010 from $764,000 at December 31, 2009.  The increase was primarily due to increased activities related to advancing our Lymphoseek and RIGScan initiatives.

Investing Activities. Investing activities used $266,000 during the first six months of 2010 compared to providing $375,000 during the same period in 2009.  Available-for-sale securities of $494,000 matured during the first six months of 2009.  Capital expenditures of $254,000 during the first six months of 2010 were primarily for equipment to be used in the production of Lymphoseek, software, and computers.  Capital expenditures of $59,000 during the first six months of 2009 were primarily for computers, software, laboratory equipment, and office furniture.  We expect our overall capital expenditures for 2010 will be higher than 2009 as we continue the commercial production of Lymphoseek.  Payments for patent and trademark costs decreased to $12,000 during the first six months of 2010 compared to $61,000 during the same period in 2009.

Financing Activities.  Financing activities provided $990,000 during the first six months of 2010 compared to $26,000 used during the same period in 2009.  The $990,000 provided by financing activities in the first six months of 2010 consisted primarily of proceeds from the issuance of common stock of $1.0 million, offset slightly by payments of stock offering costs of $48,000 and payments of capital leases of $6,000.  The $26,000 used in financing activities in the first six months of 2009 consisted primarily of payments of notes payable of $103,000, payments of stock offering costs of $13,000, and payments of capital leases of $6,000, offset by proceeds from the issuance of common stock of $95,000.

In December 2006, we entered into a common stock purchase agreement with Fusion Capital Fund II, LLC (Fusion Capital), an Illinois limited liability company, to sell $6.0 million of our common stock to Fusion Capital over a 24-month period which ended on November 21, 2008.  Upon execution of the agreement, we issued to Fusion Capital 720,000 shares of our common stock as a commitment fee.  Through November 2008, we sold to Fusion Capital under the agreement 7,568,671 shares for proceeds of $1.9 million.  As sales of our common stock were made under the original agreement, we issued an additional 234,000 shares of our common stock to Fusion Capital as an additional commitment fee.  In December 2008, we entered into an amendment to the agreement which gave us a right to sell an additional $6.0 million of our common stock to Fusion Capital before March 1, 2011, along with the $4.1 million of the unsold balance of the $6.0 million we originally had the right to sell to Fusion Capital under the original agreement.  In connection with entering into the amendment, we issued an additional 360,000 shares in consideration for Fusion Capital’s entering into the amendment.  Also, as an additional commitment fee, we agreed to issue to Fusion Capital an additional 486,000 shares of our common stock pro rata as we sell the first $4.1 million of our common stock to Fusion Capital under the amended agreement.  In March 2010, we sold to Fusion Capital under the amended agreement 540,541 shares for proceeds of $1.0 million and issued an additional 120,000 shares of our common stock to Fusion Capital as an additional commitment fee related to the sale.  Subsequent to this sale, the remaining aggregate amount of our common stock we can sell to Fusion Capital is $9.1 million, and we have reserved a total of 10,113,459 shares of our common stock in respect to potential sales of common stock we may make to Fusion Capital in the future under the amended agreement.

On June 25, 2010, we entered into a Securities Exchange Agreement with Montaur, pursuant to which Montaur exchanged the Montaur Notes and the Series A Preferred Stock for 10,000 shares of Series B Convertible Preferred Stock (the Series B Preferred Stock), convertible into 32,700,000 shares of common stock.  The Series B Preferred Stock is convertible at the option of Montaur, carries no dividend requirements and participates equally with our common stock in liquidation proceeds based upon the number of common shares into which the Series B Preferred Stock is then convertible.  As consideration for the exchange, Neoprobe issued additional Series B Preferred Stock which is convertible into 1.3 million shares of common stock.  Also on June 25, 2010, we entered into a Securities Exchange Agreement with the Bupp Investors, pursuant to which the Bupp Investors exchanged the Amended Bupp Note for 1,000 shares of Series C Convertible Preferred Stock (the Series C Preferred Stock), convertible into 3,226,000 shares of common stock.  The Series C Preferred Stock has a 10% dividend rate, payable quarterly until December 31, 2011, and participates equally with our common stock in liquidation proceeds based upon the number of common shares into which the Series C Preferred Stock is then convertible.  The exchange of the Montaur Notes, the Series A Preferred Stock and the Amended Bupp Note were treated as extinguishments for accounting purposes.  As a result of these exchange transactions, all security interests in the Company’s assets held by Montaur and the Bupp Investors were extinguished.

Our future liquidity and capital requirements will depend on a number of factors, including our ability to expand market acceptance of our current products, our ability to complete the commercialization of new products, our ability to monetize our investment in non-core technologies, our ability to obtain milestone or development funds from potential development and distribution partners, regulatory actions by FDA and international regulatory bodies, and intellectual property protection.  Our most significant near-term development priority is to prepare for the NDA submission for Lymphoseek and to complete additional clinical testing for Lymphoseek to support potential safety and post-marketing amendments.  We believe our current funds and available capital resources will be adequate to complete our Lymphoseek development efforts and sustain our operations at planned levels for the foreseeable future.  We are in the process of determining the total development cost necessary to commercialize RIGScan CR but believe that it will require total additional commitments of between $3 million to $5 million to restart manufacturing and other activities necessary to prepare for the Phase 3 clinical trial contemplated in the recent EMEA scientific advice response.  We have used currently available funds to initiate the first steps of restarting manufacturing of RIGScan CR; however, we still intend to involve a partner in the longer-term development of RIGScan CR.  We recently filed a shelf registration on Form S-3 registering the potential sale of up to $20 million in a primary offering of common stock and/or warrants of the Company.  We may also be able to raise additional funds through a stock purchase agreement with Fusion Capital to supplement our capital needs.  However, the extent to which we sell securities under the shelf registration or rely on Fusion Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources.  Specifically, Fusion Capital does not have the right or the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.20 per share.  We cannot assure you that we will be successful in raising additional capital through Fusion Capital or any other sources at terms acceptable to the Company, or at all.  We also cannot assure you that we will be able to successfully obtain regulatory approval for and commercialize new products, that we will achieve significant product revenues from our current or potential new products or that we will achieve or sustain profitability in the future.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2010.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed and effective.

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

Changes in Control Over Financial Reporting

During the quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the three-month period ended June 30, 2010, we issued 108,075 shares of our common stock in payment of April and May 2010 interest of $166,667 on the 10% Series A and Series B Convertible Senior Secured Promissory Notes held by Platinum Montaur Life Sciences, LLC (Montaur).  The issuances of the shares to Montaur were exempt from registration under Sections 4(2) and 4(6) of the Securities Act and Regulation D.

Item 6.  Exhibits

10.1
Manufacture and Supply agreement, dated November 30, 2009, between the Company and Reliable Biopharmaceutical Corporation (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission).*

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
Dated: August 10, 2010

By:	/s/ David C. Bupp

David C. Bupp
President and Chief Executive Officer
(duly authorized officer; principal executive officer)

By:	/s/ Brent L. Larson

Brent L. Larson
Vice President, Finance and Chief Financial Officer
(principal financial and accounting officer)