Form 10-Q
period 2010-09-30
NEOPROBE CORP
filed 2010-11-15
CIK 810509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to __________________ to _________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐                                                                        Accelerated filer ☐
Non-accelerated filer     ☐                                                                       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act.)
Yes    ☐       No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  82,573,372 shares of common stock, par value $.001 per share (as of the close of business on November 8, 2010).

NEOPROBE CORPORATION and SUBSIDIARIES

INDEX

PART I – Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of
	September 30, 2010 (unaudited) and December 31, 2009	3

	Consolidated Statements of Operations for the Three-Month and Nine-Month
	Periods Ended September 30, 2010 and September 30, 2009 (unaudited)	5

	Consolidated Statement of Stockholders’ Equity (Deficit) for the Nine-Month
	Period Ended September 30, 2010 (unaudited)	6

	Consolidated Statements of Cash Flows for the Nine-Month Periods Ended
	September 30, 2010 and September 30, 2009 (unaudited)	7

	Notes to the Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	24

	Forward-Looking Statements	24

	The Company	24

	Product Line Overview	24

	Results of Operations	29

	Liquidity and Capital Resources	31

	Recent Accounting Developments	33

	Critical Accounting Policies	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4T.	Controls and Procedures	35

PART II – Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		37

Item 6. Exhibits		37

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets

ASSETS	September 30, 2010 (unaudited)	December 31, 2009
Current assets:
Cash	$2,611,210	$5,639,842
Accounts receivable, net	1,382,017	1,331,908
Inventory	1,974,762	1,143,697
Prepaid expenses and other	374,338	474,243
Assets associated with discontinued operations	1,629	27,475

Total current assets	6,343,956	8,617,165

Property and equipment	2,373,580	1,990,603
Less accumulated depreciation and amortization	1,822,579	1,693,290

	551,001	297,313

Patents and trademarks	532,561	524,224
Less accumulated amortization	447,397	445,650

	85,164	78,574

Other assets	7,421	24,707

Total assets	$6,987,542	$9,017,759

Continued

Neoprobe Corporation and Subsidiaries,
Consolidated Balance Sheets, continued

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	September 30, 2010 (unaudited)	December 31, 2009
Current liabilities:
Accounts payable	$1,962,762	$763,966
Accrued liabilities and other	1,270,210	1,048,304
Capital lease obligations, current portion	10,305	11,265
Deferred revenue, current portion	619,422	560,369
Liabilities associated with discontinued operations	9,250	18,743

Total current liabilities	3,871,949	2,402,647

Capital lease obligations	12,190	19,912
Deferred revenue	576,130	534,119
Note payable to Bupp Investors, net of discount of $54,093	--	945,907
Notes payable to investor	--	10,000,000
Derivative liabilities	1,377,406	1,951,664
Other liabilities	34,050	33,362

Total liabilities	5,871,725	15,887,611

Commitments and contingencies

Preferred stock; $.001 par value; 5,000,000 shares authorized;
3,000 Series A shares, $1,000 face value, issued and
outstanding at December 31, 2009	--	3,000,000

Stockholders’ equity (deficit):
Preferred stock; $.001 par value; 5,000,000 shares authorized;
10,000 Series B shares and 1,000 Series C shares issued
and outstanding at September 30, 2010	11	--
Common stock; $.001 par value; 200,000,000 shares authorized;
82,446,872 and 80,936,711 shares outstanding at
September 30, 2010 and December 31, 2009, respectively	82,447	80,937
Additional paid-in capital	249,825,422	182,747,897
Accumulated deficit	(248,792,063)	(192,698,686)

Total stockholders’ equity (deficit)	1,115,817	(9,869,852)

Total liabilities and stockholders’ equity (deficit)	$6,987,542	$9,017,759

See accompanying notes to consolidated financial statements

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Net sales	$2,128,942	$2,562,079	$7,300,690	$6,998,299
License and grant revenue	174,588	25,000	224,588	75,000
Total revenues	2,303,530	2,587,079	7,525,278	7,073,299

Cost of goods sold	626,630	927,587	2,327,251	2,330,032

Gross profit	1,676,900	1,659,492	5,198,027	4,743,267

Operating expenses:
Research and development	2,569,975	1,204,811	6,709,148	3,730,361
Selling, general and administrative	1,355,235	778,658	3,401,779	2,417,622
Total operating expenses	3,925,210	1,983,469	10,110,927	6,147,983

Loss from operations	(2,248,310)	(323,977)	(4,912,900)	(1,404,716)

Other income (expense):
Interest income	2,398	2,360	6,159	16,068
Interest expense	(832)	(330,806)	(553,821)	(1,249,525)
Change in derivative liabilities	(87,753)	(6,334,479)	(671,360)	(18,539,318)
Loss on extinguishment of debt	--	(16,240,592)	(41,717,380)	(16,240,592)
Other	(90)	(585)	(2,668)	(2,216)
Total other expense, net	(86,277)	(22,904,102)	(42,939,070)	(36,015,583)

Loss from continuing operations	(2,334,587)	(23,228,079)	(47,851,970)	(37,420,299)

Discontinued operations:
Impairment loss	--	(1,728,887)	--	(1,728,887)
Loss from operations	(47,072)	(52,303)	(59,662)	(162,896)

Net loss	(2,381,659)	(25,009,269)	(47,911,632)	(39,312,082)

Preferred stock dividends	(25,000)	(60,000)	(8,181,745)	(180,000)

Loss attributable to common stockholders	$(2,406,659)	$(25,069,269)	$(56,093,377)	$(39,492,082)

Loss per common share (basic and diluted):
Continuing operations	$(0.03)	$(0.31)	$(0.70)	$(0.53)
Discontinued operations	$--	$(0.03)	$--	$(0.03)
Attributable to common stockholders	$(0.03)	$(0.34)	$(0.70)	$(0.56)

Weighted average shares outstanding:
Basic and diluted	80,605,072	74,380,714	80,149,302	70,915,204

See accompanying notes to consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statement of Stockholders’ Equity (Deficit)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2009	--	$--	80,936,711	$80,937	$182,747,897	$(192,698,686)	$(9,869,852)

Issued stock in payment of interest on convertible debt and dividends on convertible preferred stock	--	--	347,832	348	476,319	--	476,667
Issued stock upon exercise of options, net of issuance costs	--	--	230,511	230	(1,138)	--	(908)
Issued stock in connection with stock purchase agreement, net of costs	--	--	660,541	661	776,797	--	777,458
Issued stock to 401(k) plan at $0.76	--	--	53,499	53	40,570	--	40,623
Issued Series B and Series C convertible preferred stock, net of issuance costs	11,000	11	--	--	64,636,810	--	64,636,821
Issued warrants in connection with consulting agreement	--	--	--	--	279,367	--	279,367
Issued restricted stock	--	--	60,000	60	--	--	60
Issued stock upon exercise of warrants and other	--	--	157,778	158	316,660	--	316,818
Stock compensation expense	--	--	--	--	552,140	--	552,140
Preferred stock dividends, including deemed dividends	--	--	--	--	--	(8,181,745)	(8,181,745)
Comprehensive loss:
Net loss	--	--	--	--	--	(47,911,632)	(47,911,632)

Balance, September 30, 2010	11,000	$11	82,446,872	$82,447	$249,825,422	$(248,792,063)	$1,115,817

See accompanying notes to consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(47,911,632)	$(39,312,082)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	162,028	284,219
Amortization of debt discount and debt offering costs	16,109	420,063
Issuance of common stock in payment of interest and dividends	476,667	554,667
Stock compensation expense	552,140	271,554
Non-cash inventory adjustment	351,000	--
Change in derivative liabilities	671,360	18,539,318
Loss on extinguishment of debt	41,717,380	16,240,592
Issuance of warrants in connection with consulting agreement	279,367	--
Impairment loss on discontinued operations	--	1,728,887
Other	42,931	48,697
Changes in operating assets and liabilities:
Accounts receivable	(35,718)	226,510
Inventory	(1,228,943)	(550,816)
Prepaid expenses and other assets	(122,639)	260,470
Accounts payable	1,194,196	47,063
Accrued liabilities and other liabilities	161,034	53,104
Deferred revenue	101,064	(49,013)
Net cash used in operating activities	(3,573,656)	(1,236,767)

Cash flows from investing activities:
Maturities of available-for-sale securities	--	494,000
Purchases of equipment	(354,076)	(74,554)
Proceeds from sales of equipment	--	251
Patent and trademark costs	(12,202)	(66,317)
Net cash (used in) provided by investing activities	(366,278)	353,380

Cash flows from financing activities:
Proceeds from issuance of common stock	1,092,161	3,625,250
Payment of stock offering costs	(85,788)	(110,996)
Payment of preferred stock dividends	(86,389)	--
Payment of debt issuance costs	--	(20,183)
Payment of notes payable	--	(137,857)
Payments under capital leases	(8,682)	(7,366)
Net cash provided by financing activities	911,302	3,348,848

Net (decrease) increase in cash	(3,028,632)	2,465,461

Cash, beginning of period	5,639,842	3,565,837

Cash, end of period	$2,611,210	$6,031,298

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(unaudited)

1.  Summary of Significant Accounting Policies

a.
Basis of Presentation:  The information presented as of September 30, 2010 and for the three-month and nine-month periods ended September 30, 2010 and September 30, 2009 is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Neoprobe Corporation (Neoprobe, the Company, or we) believes to be necessary for the fair presentation of results for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  The balances as of September 30, 2010 and the results for the interim periods are not necessarily indicative of results to be expected for the year.  The consolidated financial statements should be read in conjunction with Neoprobe’s audited consolidated financial statements for the year ended December 31, 2009, which were included as part of our Annual Report on Form 10-K.

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

	September 30, 2010	December 31, 2009

Accounts receivable, net	$958	$15,349
Inventory	671	12,126
Current assets associated with discontinued operations	$1,629	$27,475

Accounts payable	$800	$5,400
Accrued expenses	8,450	13,343
Current liabilities associated with discontinued operations	$9,250	$18,743

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net sales	$5,312	$9,345	$41,547	$81,904
Cost of goods sold	3,180	2,432	14,796	36,156
Gross profit	2,132	6,913	26,751	45,748

Operating expenses:
Research and development	42,101	2,642	52,909	23,128
Selling, general and administrative	7,067	56,659	33,589	185,506
Total operating expenses	49,168	59,301	86,498	208,634

Other income (expense)	(36)	85	85	(10)

Loss from discontinued operations	$(47,072)	$(52,303)	$(59,662)	$(162,896)

3.  Fair Value Hierarchy

The following tables set forth, by level, financial liabilities measured at fair value on a recurring basis:

Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2010

	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of September 30,
Description	(Level 1)	(Level 2)	(Level 3)	2010
Liabilities:
Derivative liabilities related to warrants	$--	$1,377,406	$--	$1,377,406

Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2009

	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2009
Liabilities:
Derivative liabilities related to warrants	$--	$985,664	$--	$985,664
Derivative liabilities related to put options	--	--	966,000	966,000
Total derivative liabilities	$--	$985,664	$966,000	$1,951,664

There was no Level 3 liability activity during the three-month period ended September 30, 2010.  The following table sets forth a summary of changes in the fair value of our Level 3 liabilities for the three-month period ended September 30, 2009:

Three Months Ended September 30, 2009

Description	Balance at June 30, 2009	Unrealized Losses	Purchases, Issuances and Settlements	Transfers In and/or (Out)	Balance at September 30, 2009
Liabilities:
Derivative liabilities related to conversion and put options	$11,289,422	$2,465,225	$--	$(12,788,647)	$966,000

The following tables set forth a summary of changes in the fair value of our Level 3 liabilities for the nine-month periods ended September 30, 2010 and 2009:

Nine Months Ended September 30, 2010

Description	Balance at December 31, 2009	Unrealized Losses	Purchases, Issuances and Settlements	Transfers In and/or (Out)	Balance at September 30, 2010
Liabilities:
Derivative liabilities related to put options	$966,000	$--	$(966,000)	$--	$--

Nine Months Ended September 30, 2009

Description	Balance at December 31, 2008	Unrealized Losses	Adoption of New Accounting Standard (Note 10)	Transfers In and/or (Out)	Balance at September 30, 2009
Liabilities:
Derivative liabilities related to conversion and put options	$853,831	$7,596,329	$5,304,487	$(12,788,647)	$966,000

There were no transfers in or out of our Level 1 and Level 2 fair value measurements during the nine-month period ended September 30, 2010.  During the nine-month period ended September 30, 2009, we transferred $7.7 million into our Level 2 liabilities.  The transfer was a result of the required January 1, 2009 adoption of a new accounting standard which clarified the determination of whether equity-linked instruments, such as warrants to purchase our common stock, are considered indexed to our own stock.  As a result of adopting the new standard, certain warrants to purchase our common stock that were previously treated as equity were reclassified as derivative liabilities.

4. Stock-Based Compensation

At September 30, 2010, we have instruments outstanding under three stock-based compensation plans;  the Amended and Restated Stock Option and Restricted Stock Purchase Plan (the Amended Plan), the 1996 Stock Incentive Plan (the 1996 Plan), and the Second Amended and Restated 2002 Stock Incentive Plan (the 2002 Plan).  Currently, under the 2002 Plan, we may grant incentive stock options, nonqualified stock options, and restricted stock awards to full-time employees and directors, and nonqualified stock options and restricted stock awards may be granted to our consultants and agents.  Total shares authorized under each plan are 2 million shares, 1.5 million shares and 7 million shares, respectively.  Although instruments are still outstanding under the Amended Plan and the 1996 Plan, these plans are considered expired and no new grants may be made from them.  Under all three plans, the exercise price of each stock option is greater than or equal to the closing market price of our common stock on the day prior to the date of the grant.

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

Compensation cost arising from stock-based awards is recognized as expense using the straight-line method over the vesting period.  For the three-month periods ended September 30, 2010 and 2009, our total stock-based compensation expense was approximately $249,000 and $126,000, respectively.  For the nine-month periods ended September 30, 2010 and 2009, our total stock-based compensation expense was approximately $552,000 and $272,000, respectively.  We have not recorded any income tax benefit related to stock-based compensation in either of the three-month or nine-month periods ended September 30, 2010 and 2009.

A summary of the status of our stock options as of September 30, 2010, and changes during the nine-month period then ended, is presented below:

	Nine Months Ended September 30, 2010
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of period	5,689,500	$0.44
Granted	20,000	1.72
Exercised	(301,667)	0.44
Forfeited	(18,333)	0.74
Expired	(60,000)	0.75
Outstanding at end of period	5,329,500	$0.44	4.8 years	$7,695,000

Exercisable at end of period	4,649,167	$0.37	4.2 years	$6,998,210

A summary of the status of our unvested restricted stock as of September 30, 2010, and changes during the nine-month period then ended, is presented below:

	Nine Months Ended September 30, 2010
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at beginning of period	1,719,000	$0.76
Granted	60,000	1.92
Vested	--	--
Forfeited	--	--
Unvested at end of period	1,779,000	$0.80

Restricted shares vest upon occurrence of a specific event or achievement of goals as defined in the grant agreements.  As a result, we have recorded compensation expense related to grants of restricted stock based on management’s estimates of the probable dates of the vesting events.

As of September 30, 2010, there was approximately $720,000 of total unrecognized compensation cost related to unvested stock-based awards, which we expect to recognize over the estimated remaining weighted average vesting terms of 0.8 years.

5. Comprehensive Income (Loss)

We had no accumulated other comprehensive income (loss) activity during the three-month and nine-month periods ended September 30, 2010, or for the three-month period ended September 30, 2009; therefore, our total comprehensive loss was equal to our net loss for those periods.  Due to our net operating loss carryforwards, there are no income tax effects on comprehensive income (loss) components for the nine-month period ended September 30, 2009.

Nine Months Ended September 30, 2009
Net loss	$(39,312,082)
Unrealized losses on available-for-sale securities	(1,383)
Other comprehensive income	$(39,313,465)

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

The following table sets forth the reconciliation of the weighted average number of common shares outstanding to those used to compute basic and diluted earnings (loss) per share for the three-month and nine-month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
	Basic Earnings Per Share	Diluted Earnings Per Share	Basic Earnings Per Share	Diluted Earnings Per Share
Outstanding shares	82,446,872	82,446,872	79,363,787	79,363,787
Effect of weighting changes in outstanding shares	(62,800)	(62,800)	(4,019,073)	(4,019,073)
Unvested restricted stock	(1,779,000)	(1,779,000)	(964,000)	(964,000)
Adjusted shares	80,605,072	80,605,072	74,380,714	74,380,714

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Basic Earnings Per Share	Diluted Earnings Per Share	Basic Earnings Per Share	Diluted Earnings Per Share
Outstanding shares	82,446,872	82,446,872	79,363,787	79,363,787
Effect of weighting changes in outstanding shares	(518,570)	(518,570)	(7,484,583)	(7,484,583)
Unvested restricted stock	(1,779,000)	(1,779,000)	(964,000)	(964,000)
Adjusted shares	80,149,302	80,149,302	70,915,204	70,915,204

Earnings (loss) per common share for the three-month and nine-month periods ended September 30, 2010 and 2009 excludes the effects of 60,277,500 and 58,660,844 common share equivalents, respectively, since such inclusion would be anti-dilutive.  The excluded shares consist of common shares issuable upon exercise of outstanding stock options and warrants, or upon the conversion of convertible debt and convertible preferred stock.

The Company’s unvested stock awards contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”).  Therefore, the unvested stock awards are included in the number of shares outstanding for both basic and diluted earnings per share calculations, except in the event of a net loss from operations.  Due to our net loss, 1,779,000 and 964,000 shares of unvested restricted stock were excluded in determining basic and diluted loss per share for the three-month and nine-month periods ended September 30, 2010 and 2009, respectively.

7. Inventory

From time to time, we capitalize certain inventory costs associated with our Lymphoseek® product prior to regulatory approval and product launch based on management’s judgment of probable future commercial use and net realizable value of the inventory.  We could be required to permanently write down previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors.  Conversely, our gross margins may be favorably impacted if some or all of the inventory previously written down becomes available and is used for commercial sale.  During the nine-month periods ended September 30, 2010 and 2009, we capitalized $741,000 and $525,000, respectively, of inventory costs associated with our Lymphoseek drug product.  During the nine-month period ended September 30, 2010, we expensed $351,000 of previously capitalized pharmaceutical materials to research and development as they were no longer considered to be usable in the production of future saleable final drug product inventory.

The components of net inventory are as follows:

	September 30, 2010 (unaudited)	December 31, 2009
Pharmaceutical materials	$777,000	$525,000
Gamma detection device materials	221,926	137,695
Pharmaceutical work-in-process	138,000	--
Gamma detection device finished goods	837,836	481,002
Total	$1,974,762	$1,143,697

8. Intangible Assets

The major classes of intangible assets are as follows:

		September 30, 2010		December 31, 2009
	Weighted Average Remaining Life[1]	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents and trademarks	3.2 yrs	$532,561	$447,397	$524,224	$445,650

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

9. Product Warranty

We warrant our products against defects in design, materials, and workmanship generally for a period of one year from the date of sale to the end customer, except in cases where the product has a limited use as designed.  Our accrual for warranty expenses is adjusted periodically to reflect actual experience and is included in accrued liabilities and other on the consolidated balance sheets.  Our primary marketing partner, Devicor Medical Products, Inc. (Devicor), reimburses us for a portion of warranty expense incurred based on end customer sales they make during a given fiscal year.  Payments charged against the reserve are disclosed net of Devicor’s estimated reimbursement.

The activity in the warranty reserve account for the three-month and nine-month periods ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Warranty reserve at beginning of period	$73,817	$63,441	$61,400	$62,261
Provision for warranty claims and changes in reserve for warranties	781	12,250	51,352	69,606
Payments charged against the reserve	(16,578)	(21,254)	(54,732)	(77,430)
Warranty reserve at end of period	$58,020	$54,437	$58,020	$54,437

10. Convertible Securities

In July 2007, David C. Bupp, our President and CEO, and certain members of his family (the Bupp Investors) purchased a $1.0 million convertible note (the Bupp Note) and warrants.  The Bupp Note bore interest at 10% per annum, had an original term of one year and was repayable in whole or in part with no penalty.  The note was convertible, at the option of the Bupp Investors, into shares of our common stock at a price of $0.31 per share.  As part of this transaction, we issued the Bupp Investors Series V Warrants to purchase 500,000 shares of our common stock at an exercise price of $0.31 per share, expiring in July 2012.  See Note 12.

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

During the three-month periods ended September 30, 2010 and 2009, we recorded interest expense of $0 and $47,000, respectively, related to amortization of the debt discount related to our convertible notes.  During the nine-month periods ended September 30, 2010 and 2009, we recorded interest expense of $12,000 and $353,000, respectively, related to amortization of the debt discount related to our convertible notes.  During the three-month periods ended September 30, 2010 and 2009, we recorded interest expense of $0 and $9,000, respectively, related to amortization of the deferred financing costs related to our convertible notes.  During the nine-month periods ended September 30, 2010 and 2009, we recorded interest expense of $4,000 and $67,000, respectively, related to amortization of the deferred financing costs related to our convertible notes.

11. Derivative Instruments

Effective January 1, 2009, we adopted a new accounting standard which clarified the determination of whether equity-linked instruments (or embedded features), such as our convertible securities and warrants to purchase our common stock, are considered indexed to our own stock.  As a result of adopting the new standard, certain embedded features of our convertible securities which were extinguished in the second quarter of 2010, as well as warrants to purchase our common stock, that were previously treated as equity are now considered derivative liabilities.  We do not use derivative instruments for hedging of market risks or for trading or speculative purposes.

The estimated fair values of the derivative liabilities are recorded as non-current liabilities on the consolidated balance sheet.  Changes in the estimated fair values of the derivative liabilities are recorded in the consolidated statement of operations. On July 24, 2009, we entered into a Securities Amendment and Exchange Agreement with Montaur, pursuant to which Montaur agreed to the amendment and restatement of the terms of the Montaur Notes, the Series A Preferred Stock, and the Montaur Warrants.  As a result, the Company reclassified $27.0 million in derivative liabilities related to the Montaur Notes, the Series A Preferred Stock, and the Montaur Warrants to additional paid-in capital.  Also on July 24, 2009, Montaur exercised 2,844,319 of their Series Y Warrants, which resulted in a decrease in the related derivative liability of $2.2 million.  The net effect of marking the Company’s derivative liabilities to market during the three-month and nine-month periods ended September 30, 2009 resulted in net increases in the estimated fair values of the derivative liabilities of $6.3 million and $18.5 million, respectively which were recorded as non-cash expense.

On June 25, 2010, we entered into a Securities Exchange Agreement with Montaur, pursuant to which Montaur exchanged the Montaur Notes and the Series A Preferred Stock for 10,000 shares of Series B Convertible Preferred Stock.  As a result of this exchange transaction, the Company wrote off $966,000 in put option derivative liabilities during the second quarter of 2010.  During the third quarter of 2010, 120,000 Series V Warrants and 60,000 Series Z Warrants were exercised.  The Company reclassified $280,000 in derivative liabilities related to these warrants to additional paid-in capital.  The net effect of marking the Company’s derivative liabilities to market during the three-month and nine-month periods ended September 30, 2010 resulted in net increases in the estimated fair values of the derivative liabilities of $88,000 and $671,000, respectively, which were recorded as non-cash expense.  The total estimated fair value of the remaining derivative liabilities was $1.4 million as of September 30, 2010.  See Note 10.

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

In July 2009, in conjunction with entering into a Securities Amendment and Exchange Agreement, Montaur exercised 2,844,319 Series Y Warrants in exchange for issuance of 2,844,319 shares of our common stock, resulting in gross proceeds of $1.6 million.  In September 2009, Montaur exercised their remaining 3,155,681 Series Y Warrants in exchange for issuance of 3,155,681 shares of our common stock, resulting in additional gross proceeds of $1.8 million.  See Note 10.

During the first nine months of 2010, a Bupp Investor exercised 120,000 Series V Warrants in exchange for issuance of 120,000 shares of our common stock, resulting in gross proceeds of $37,200.  Also during the first nine months of 2010, certain outside investors exercised a total of 60,000 Series Z Warrants on a cashless basis in exchange for issuance of 37,778 shares of our common stock.

In July 2010, we issued five-year Series BB Warrants to purchase 300,000 shares of our common stock at an exercise price of $2.00 per share to an investment advisory firm in connection with a consulting agreement.

At September 30, 2010, there are 17.9 million warrants outstanding to purchase our common stock.  The warrants are exercisable at prices ranging from $0.31 to $2.00 per share with a weighted average exercise price of $0.50 per share.

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

14. Income Taxes

We account for income taxes in accordance with current accounting standards, which include guidance on the accounting for uncertainty in income taxes recognized in the financial statements.  Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result, no liability for uncertain tax positions was recorded as of September 30, 2010.  Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense.

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

The information in the following table is derived directly from each reportable segment’s financial reporting.

($ amounts in thousands) Three Months Ended September 30, 2010	Oncology Devices	Drug and Therapy Products	Corporate	Total
Net sales:
United States[1]	$2,092	$--	$--	$2,092
International	37	--	--	37
License and other revenue	25	150	--	175
Research and development expenses	113	2,457	--	2,570
Selling, general and administrative expenses, excluding depreciation and amortization[2]	51	--	1,255	1,306
Depreciation and amortization	26	1	22	49
Income (loss) from operations[3]	1,337	(2,308)	(1,277)	(2,248)
Other income (expense)[4]	--	--	(86)	(86)
Income (loss) from continuing operations	1,337	(2,308)	(1,363)	(2,334)
Loss from discontinued operations	--	--	(47)	(47)
Total assets, net of depreciation and amortization:
United States operations	2,655	1,153	3,178	6,986
Discontinued operations	--	--	2	2
Capital expenditures	1	--	99	100

($ amounts in thousands) Three Months Ended September 30, 2009	Oncology Devices	Drug and Therapy Products	Corporate	Total
Net sales:
United States[1]	$2,477	$--	$--	$2,477
International	85	--	--	85
License revenue	25	--	--	25
Research and development expenses	220	985	--	1,205
Selling, general and administrative expenses, excluding depreciation and amortization[2]	26	--	705	731
Depreciation and amortization	32	1	15	48
Income (loss) from operations[3]	1,382	(986)	(720)	(324)
Other income (expense)[4]	--	--	(22,904)	(22,904)
Income (loss) from continuing operations	1,382	(986)	(23,624)	(23,228)
Loss from discontinued operations	--	--	(1,781)	(1,781)
Total assets, net of depreciation and amortization:
United States operations	2,148	555	6,481	9,184
Discontinued operations	--	--	31	31
Capital expenditures	12	--	4	16

($ amounts in thousands) Nine Months Ended September 30, 2010	Oncology Devices	Drug and Therapy Products	Corporate	Total
Net sales:
United States[1]	$7,208	$--	$--	$7,208
International	93	--	--	93
License and other revenue	75	150	--	225
Research and development expenses	368	6,341	--	6,709
Selling, general and administrative expenses, excluding depreciation and amortization[2]	165	--	3,075	3,240
Depreciation and amortization	91	16	55	162
Income (loss) from operations[3]	4,425	(6,208)	(3,130)	(4,913)
Other income (expense)[4]	--	--	(42,939)	(42,939)
Income (loss) from continuing operations	4,425	(6,208)	(46,069)	(47,852)
Loss from discontinued operations	--	--	(60)	(60)
Total assets, net of depreciation and amortization:
United States operations	2,655	1,153	3,178	6,986
Discontinued operations	--	--	2	2
Capital expenditures	1	220	133	354

($ amounts in thousands) Nine Months Ended September 30, 2009	Oncology Devices	Drug and Therapy Products	Corporate	Total
Net sales:
United States[1]	$6,745	$--	$--	$6,745
International	253	--	--	253
License revenue	75	--	--	75
Research and development expenses	857	2,873	--	3,730
Selling, general and administrative expenses, excluding depreciation and amortization[2]	95	--	2,167	2,262
Depreciation and amortization	108	3	45	156
Income (loss) from operations[3]	3,683	(2,876)	(2,212)	(1,405)
Other income (expense)[4]	--	--	(36,016)	(36,016)
Income (loss) from continuing operations	3,683	(2,876)	(38,228)	(37,420)
Loss from discontinued operations	--	--	(1,892)	(1,892)
Total assets, net of depreciation and amortization:
United States operations	2,148	555	6,481	9,184
Discontinued operations	--	--	31	31
Capital expenditures	13	--	62	75

[1] All sales to Devicor are made in the United States. Devicor distributes the product globally through its international affiliates.

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

16.  Supplemental Disclosure for Statements of Cash Flows

During the nine-month periods ended September 30, 2010 and 2009, we paid interest aggregating $135,000 and $163,000, respectively.  During the nine-month periods ended September 30, 2010 and 2009, we transferred $58,000 and $33,000, respectively, of inventory to fixed assets related to the creation and maintenance of a pool of service loaner equipment.  During the nine-month periods ended September 30, 2010 and 2009, we issued 347,832 and 957,708, respectively, shares of our common stock as payment of interest on our convertible debt and dividends on our convertible preferred stock.  During the nine-month periods ended September 30, 2010, we issued 53,499 and 80,883 shares of our common stock, respectively, as a matching contribution to our 401(k) plan.  During the nine-month period ended September 30, 2010, we reclassified $223,000 of deferred stock offering costs to additional paid-in capital related to the issuance of our common stock to Fusion Capital.  See Note 13.  Also during the nine-month period ended September 30, 2010, we recorded a deemed dividend of $8.0 million related to the exchange of the Series A Preferred Stock for Series B Preferred Stock.  See Note 10.

17. Subsequent Event

On November 10, 2010, Neoprobe completed a direct placement with institutional investors of 3,157,896 shares of our common stock at $1.90 per share for gross proceeds of $6.0 million.  In addition to the common stock, Neoprobe issued one-year Series CC Warrants to purchase 1,578,948 shares of our common stock at an exercise price of $2.11 per share, and two-year Series DD Warrants to purchase 1,578,948 shares of our common stock at an exercise price of $2.11 per share.  The common stock, warrants, and shares of common stock underlying the warrants were issued pursuant to a shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission in August 2010.

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

Product Line Overview

We believe Neoprobe’s prospects continue to be bright as we accomplish developmental milestones in our key growth areas, especially related to our Lymphoseek initiative.  Our gamma detection device line continues to provide a strong revenue base.  Revenue from our gamma detection device product line for the first nine months of 2010 exceeded our original expectations, and while we expect overall revenue from our gamma detection device products to continue to be strong for 2010 as a whole, we expect revenue from this line during the fourth quarter of 2010 to be relatively consistent with the fourth quarter of 2009.  We expect to continue to incur modest development expenses to support our gamma detection device product line as well as we work with our marketing partners to expand our product offerings in the gamma detection device arena.  Our primary development efforts over the last few years have been focused on our oncology drug development initiatives, Lymphoseek and RIGScan CR.  We continue to make progress with both initiatives; however, neither Lymphoseek nor RIGScan CR is anticipated to generate any significant revenue for us during 2010.

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

Our efforts thus far in 2010 have resulted in the following milestone achievements:

•
Completed a successful meeting with the United States Food and Drug Administration (FDA) to review the Phase 3 (NEO3-05) clinical study results and development plan discussion to support a New Drug Application (NDA) submission for Lymphoseek as a lymphatic tissue tracing agent;

•	Completed successful pre-NDA dialogue with FDA on Lymphoseek pre-clinical data;
•	Completed successful pre-NDA dialogue with FDA on Lymphoseek chemistry, manufacturing and control data;
•	Initiated a third Lymphoseek Phase 3 clinical study in subjects with breast cancer or melanoma (NEO3-09) to support the NDA filing with the potential to expand Lymphoseek’s product labeling;
•	Completed a pre-NDA meeting for Lymphoseek clarifying the regulatory pathway for Lymphoseek approval;
•	Election of two new directors to Neoprobe’s Board, bringing significant drug industry and corporate development expertise to the Company’s leadership;
•	Completed exchange transactions that converted all of the Company’s outstanding debt to equity;
•	Received notice of grant awards of over $1.2 million to support future Lymphoseek development through non-dilutive funding;
•
Filed a shelf registration on Form S-3 to allow the Company to raise capital as necessary through the sale of up to $20 million in a primary offering of securities to provide us with additional financial planning flexibility and to support the diversification of our share ownership to new institutions;

•	Completed an offering and sale of common stock and warrants under the shelf registration statement resulting in approximately $5.5 million in net proceeds to the Company;
•
Completed preliminary RIGS® development activities including transfer of the biologic license application (BLA) from the Center for Biologics Evaluation and Research (CBER) to the Division of Medical Imaging Products in the Center for Drug Evaluation and Research (CDER) at FDA and preparation of an investigational new drug (IND) request for the biologic product; and

•	Filed a complete response to the open BLA for RIGScan CR.

Our operating expenses during the first nine months of 2010 were focused primarily on support of Lymphoseek product development and on efforts to re-qualify the manufacturing process for our RIGScan CR product initiative.  Our drug-related development expenses for the first nine months of 2010 have been considerably higher than 2009 as we prepared for the planned filing of a NDA for Lymphoseek and as we continue the other clinical evaluations of Lymphoseek to support post-marketing amendments to the NDA.

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

In June 2009, we initiated a Phase 3 clinical trial to be conducted in subjects with head and neck squamous cell carcinoma (NEO3-06).  The NEO3-06 clinical study was designed to expand the potential labeling for Lymphoseek as a sentinel lymph node targeting agent after the initial marketing clearance for the product.  Our discussions with FDA and the European Medicinal Evaluation Agency (EMEA) have also suggested that the NEO3-06 clinical trial will further support the use of Lymphoseek in sentinel lymph node biopsy procedures.  We believe the outcome of the trial will be beneficial to the marketing and commercial adoption of Lymphoseek in the U.S. and European Union (EU).  Based on the discussion with FDA regarding NEO3-05 in March 2010, we expanded the scope of NEO3-06 and we now plan to have approximately 20 participating institutions in the NEO3-06 clinical trial.  Subject recruitment and enrollment is actively underway at a number of institutions and the trial protocol is currently under review at several other institutions.  The accrual rate for trials of this nature is highly dependent on the timing of institutional review board approvals of the NEO3-06 protocol.  Our experience in the NEO3-05 trial has shown that this process may be lengthening due to risk management concerns on the part of hospitals participating in clinical trials, as well as other factors.

In March 2010, Neoprobe met with FDA to review the clinical outcomes of NEO3-05.  The meeting included a review of the efficacy and safety results of the NEO3-05 clinical study and Neoprobe’s plans for the submission of a NDA for Lymphoseek based on the results of NEO3-05 and other previously completed clinical studies.  During the meeting, Neoprobe provided FDA with the clinical results of the protocol-compliant clinical sites that participated in the NEO3-05 clinical study that contributed 136 intent-to-treat subjects who provided 215 lymph nodes containing the vital blue dye.  210 of the vital blue dye positive lymph nodes contained Lymphoseek for an overall concordance rate of 98%, achieving a very high level of statistical correlation (p-value = 0.0001) for the primary endpoint of the clinical study.  Prior to the meeting, FDA requested that Neoprobe conduct a “reverse concordance” assessment of the clinical study where Lymphoseek might identify lymph nodes missed by the vital blue dyes.  This assessment showed that Lymphoseek was able to identify 85 additional lymph nodes that did not contain the vital blue dye, and 18% of these nodes were found by pathology to contain cancer.  There were no significant reported safety events related to Lymphoseek.  FDA indicated that the clinical data from the NEO3-05 clinical study and other completed clinical evaluations of Lymphoseek would be supportive of a NDA submission for Lymphoseek.  FDA also encouraged Neoprobe to request a series of pre-NDA meetings to review the non-clinical and chemistry, manufacturing and control (CMC) components of the NDA prior to its formal submission.  Neoprobe completed successful non-clinical and CMC pre-NDA reviews with FDA during the second quarter of 2010.

In July 2010, Neoprobe initiated enrollment in another Phase 3 clinical evaluation of Lymphoseek in subjects with either breast cancer or melanoma (NEO3-09).  This trial was originally intended as a supplement to the primary NDA for Lymphoseek for safety evaluation purposes and to support expanded product labeling claims.  NEO3-09 is currently enrolling patients at eight study sites across the U.S.  Neoprobe expects this study to be completed in the first quarter of 2011.

In October 2010, Neoprobe met with FDA for a pre-NDA assessment for Lymphoseek.  As a result of the pre-NDA assessment, FDA requested that data from both the completed NEO3-05 study and the NEO3-09 study currently in progress be included in the Company’s primary NDA for Lymphoseek rather than submitting the NEO3-09 study data as a planned major amendment to the ongoing NDA review.  The pre-NDA assessment resulted in no modification to the NEO3-09 trial design or endpoints or to any of the other previously agreed-to clinical or regulatory components of the Lymphoseek NDA.  As such, NEO3-09 will now be one of two adequate and well-controlled trials included in the primary NDA submission for a first-cycle review.

The Lymphoseek NDA submission will be based on the clinical results of NEO3-05, NEO3-09, and other already completed clinical evaluations of Lymphoseek.  The request for the total data package from two clinical trials is consistent with FDA’s ongoing initiative to push for more complete primary submissions and to limit major amendments made to NDAs.  This ongoing initiative to shorten drug review cycle times was re-emphasized by FDA’s Office of New Drug Development in late 2009 and enables more successful first-cycle reviews which ultimately shortens overall drug approval timelines.  We believe the earlier than originally planned inclusion of the NEO3-09 study data may support stronger product labeling as an outcome of a first-cycle review of the Lymphoseek NDA and may also positively impact market adoption.

We plan to use the safety and efficacy results from the Phase 3 clinical evaluations of Lymphoseek, which will include sites in the EU, to support the drug registration application process in the EU as well as to amend the filing in the U.S. for expanded product labeling.  Neoprobe expects to submit the NDA for Lymphoseek during the first half of 2011.  Depending on the timing of the final pre-NDA meeting with FDA and the outcome of the FDA regulatory review cycle, we believe that Lymphoseek could be commercialized in early 2012.  We cannot assure you, however, that this product will achieve regulatory approval, or if approved, that it will achieve market acceptance.

RIGScan CR

Over the past few years, we have also made progress in advancing our RIGScan CR development program while incurring minimal research expenses.  Our RIGS technology, which had been essentially inactive since failing to gain approval following our original license application in 1997, has been the subject of renewed interest due primarily to the analysis of survival data related to patients who participated in the original Phase 3 clinical studies that were completed in 1996.  During 2008, we submitted and received approval from EMEA for a plan to continue the clinical development for RIGScan CR.  The clinical protocol we submitted to EMEA involves approximately 400 patients in a randomized trial of patients with colorectal cancer.  The participants in the trial would be randomized to either a control or RIGS treatment arm.  Patients randomized to the RIGS arm would have their disease status evaluated at the end of their cancer surgery to determine the presence or absence of RIGS-positive tissue.  Patients in both randomized arms would be followed to determine if patients with RIGS-positive status have a lower overall survival rate and/or a higher occurrence of disease recurrence.  The hypothesis for the trial is based upon the data from the earlier NEO2-13 and NEO2-14 trial results.

Our desire has been, and continues to be, to develop a clinical development plan which is harmonized between the U.S. and the EU.  To that end, during December 2009 we submitted an IND amendment to FDA which included the design of a proposed Phase 3 clinical trial of RIGScan CR.  The IND amendment included a Special Protocol Assessment (SPA) request in accordance with the Prescription Drug User Fee Act of 1992 and current regulatory guidelines, and a commitment to register on the clinicaltrials.gov website following discussions with FDA regarding the SPA.  Since filing the IND amendment and SPA request, we have determined that due to differences in the current manufacturing process from the process used in the 1990’s, a further amendment to the IND should be filed addressing the differences.  In addition, in October 2010, we filed a response letter to FDA related to the Agency’s complete response letter to the open BLA from 1997.  The review responsibility for the RIGS BLA was recently transferred from CBER to the Division of Medical Imaging Products in CDER at FDA.  The submission of the BLA response letter is the first of several near-term activities that Neoprobe intends to complete with FDA to reactivate the development of the RIGS technology.  We intend to file a new IND request for the biologic component of the RIGS technology.  The IND request will be accompanied by a synopsis of a revised proposed Phase 3 clinical trial design.  Once FDA has assigned a new IND, we will file the complete protocol for FDA evaluation under the provisions of a SPA.  A SPA review of the prospective protocol is expected to provide a clear development pathway for RIGS in 2011.  As a result, we do not expect to receive feedback from FDA on a RIGS SPA request until sometime in the first quarter of 2011.

The Phase 3 clinical study as currently envisioned would be a randomized clinical study that would evaluate the ability of RIGScan CR to identify tumor-associated tissue in a group of patients as compared to a group of patients provided with traditional surgical care. Based on our current statistical analysis, we now believe the sample size for the proposed Phase 3 clinical study would be approximately 300 patients including both the RIGScan CR and traditional treatment groups. The primary endpoint of the trial as proposed is the assessment of the diagnostic ability of RIGScan CR to identify tumor-associated tissue, with a secondary endpoint of the change of the treatment paradigm of the RIGScan CR treated patients compared to patients treated with conventional treatment modalities.

It should also be noted that the RIGScan CR biologic drug has not been produced for several years.  We are in the process of performing drug characterization work to ensure the drug cell line is still viable and submit this data to EMEA and possibly FDA for their evaluation in connection with preparations to restart pivotal clinical trials.  During the third quarter of 2009, we announced that we had executed a Biopharmaceutical Development and Supply Agreement with Laureate Pharma, Inc.  This agreement will support the initial evaluation of the viability of the CC49 master working cell bank as well as the initial steps in re-validating the commercial production process for the biologic agent used in RIGScan CR.  Laureate has made progress in the re-validation of the manufacturing process and has completed preliminary biologic characterization activities.  They are expected to provide Neoprobe with GMP-produced material to support non-clinical and clinical evaluation within the next few months.  In addition, we will need to re-establish radiolabeling capabilities for the CC49 antibody in order to meet the regulatory needs for the RIGScan CR product.  We have also begun discussions with parties capable of supporting such activities.

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

Activated Cellular Therapy

In 2005, we formed a new subsidiary, Cira Bio, to explore the development of ACT.  Neoprobe owns approximately 90% of the outstanding shares of Cira Bio with the remaining shares being held by the principals of a private holding company, Cira LLC.  In conjunction with the formation of Cira Bio, an amended technology license agreement also was executed with The Ohio State University, from which both Neoprobe and Cira LLC had originally licensed or optioned the various cellular therapy technologies.  As a result of the cross-license agreements, Cira Bio has the exclusive development and commercialization rights to three issued U.S. patents that cover the oncology and autoimmune applications of its technology.  In addition, Cira Bio has exclusive licenses to several pending patent applications.  We hope to identify a funding source to continue Cira Bio’s development efforts.  If we are successful in identifying a funding source, we expect that any funding would likely be accomplished by an investment directly into Cira Bio, so that the funds raised would not dilute current Neoprobe shareholders.  Obtaining this funding would likely dilute Neoprobe’s ownership interest in Cira Bio; however, we believe that moving forward such a promising technology will only yield positive results for the Neoprobe stockholders and the patients who could benefit from these treatments.  We have been encouraged by recent media speculation regarding the potential connection of a retrovirus with chronic fatigue syndrome and the potential use of ACT to develop a treatment, which may stimulate some interest in our ACT platform.   However, we do not know if we will be successful in obtaining funding on terms acceptable to us, or at all.  In the event we fail to obtain financing for Cira Bio, the technology rights for the oncology applications of ACT may revert back to Neoprobe and the technology rights for the viral and autoimmune applications may revert back to Cira LLC upon notice by either party.

We expect our gamma detection device products to contribute a net profit in 2010 for that line of business, excluding general and administrative costs, interest and other financing-related charges.  Our overall operating results for 2010 will also be greatly affected by the increased level of development activity we have conducted in 2010 to support our radiopharmaceutical products.  Primarily as a result of the significant development costs we expect to incur related to the continued clinical development of Lymphoseek and RIGScan CR, we do not expect to achieve overall operating profitability during 2010.  We cannot assure you that our current or potential new products will be successfully commercialized, that we will achieve significant product revenues, or that we will achieve or be able to sustain profitability in the future.

Results of Operations

Revenue for the first nine months of 2010 increased to $7.5 million from $7.1 million for the same period in 2009.  Research and development expenses, as a percentage of net sales, increased to 92% during the first nine months of 2010 from 53% during the same period in 2009.  Due to the ongoing Lymphoseek and RIGScan CR development activities of the Company, research and development expenses as a percentage of sales are expected to be higher in 2010 than they were in 2009.  Selling, general and administrative expenses, as a percentage of net sales, increased to 47% during the first nine months of 2010 compared to 35% during the same period in 2009.

Three Months Ended September 30, 2010 and 2009

Net Sales and Margins.  Net sales, comprised primarily of sales of our gamma detection systems, decreased $433,000, or 17%, to $2.1 million during the third quarter of 2010 from $2.6 million during the same period in 2009.  Gross margins on net sales increased to 71% of net sales for the third quarter of 2010 compared to 64% of net sales for the same period in 2009.

Gamma detection device sales decreased by $464,000, offset by increases of $23,000 and $8,000 in extended warranty and service revenue, respectively.  Of the $464,000 decrease in gamma detection device sales, approximately $699,000 was attributable to decreased sales volumes as sales volumes returned to a more normal level in the third quarter of 2010 compared to unseasonably high sales volumes that included initial stocking orders for new products in the third quarter of 2009, offset by $235,000 attributable to increased sales prices.  The price at which we sold our gamma detection products to our primary marketing partner, Devicor Medical Products, Inc. (Devicor), is based on a percentage of the global average selling price (ASP) received by Devicor and its affiliates on sales of Neoprobe products to end customers, subject to a minimum floor price.  Decreased unit sales volumes of our wireless probes, high energy probes, corded probes, and accessories were offset by increased sales prices of our control units, wireless probes, and corded probes.  The increase in gross margins on net product sales was due to net changes in the product mix coupled with the impact of the increase in control unit and wireless probe sales prices.

License and Grant Revenue.  License and other revenue for the third quarter of both 2010 and 2009 included $25,000 from the pro-rata recognition of license fees related to our distribution agreement with Devicor.  License and other revenue for the third quarter of 2010 also included $150,000 of grant revenue related to grants awarded by the State of Ohio’s Third Frontier program.

Research and Development Expenses.  Research and development expenses increased $1.4 million, or 113%, to $2.6 million during the third quarter of 2010 from $1.2 million during the same period in 2009.  Research and development expenses in the third quarter of 2010 included approximately (i) $2.5 million in drug and therapy product development costs and (ii) $113,000 in gamma detection device development costs.  This compares to expenses of $985,000 and $220,000 in these segment categories during the same period in 2009.  The changes in drug and therapy product development costs were primarily due to increased clinical activity costs of $480,000, process development costs of $422,000, and regulatory consulting costs of $203,000 related to Lymphoseek; increased compensation costs of $144,000 related to increased headcount; and increased license fees of $79,000, process development costs of $31,000, and regulatory consulting costs of $19,000 related to RIGScan CR.  The changes in gamma detection device development costs were primarily due to lower development costs related to our new high energy detection probe which was launched in 2009 of $52,000 and lower compensation costs of $24,000 related to decreased headcount and less time spent on device development projects, offset by higher development costs related to other product improvements of $7,000.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $577,000, or 74%, to $1.4 million during the third quarter of 2010 from $779,000 during the same period in 2009.  The increase was primarily due to non-cash financial advisory fees related to the exchange of our outstanding debt for preferred stock, and increased investor relations fees, compensation costs, and space costs.

Other Income (Expense).  Other expense, net, was $86,000 during the third quarter of 2010 compared to $22.9 million during the same period in 2009.  During the third quarter of 2009, we recorded a $16.2 million non-cash loss on extinguishment of debt related to changes in the terms of our convertible debt, convertible preferred stock and the related warrants to purchase our common stock.  During the third quarters of 2010 and 2009, we recorded charges of $88,000 and $6.3 million, respectively, related to the increase in the fair value of our derivative liabilities resulting from the requirement to mark our derivative liabilities to market.  Interest expense, primarily related to the convertible debt agreements we completed in December 2007 and April 2008 and extinguished in June 2010, decreased $330,000 to $1,000 during the third quarter of 2010 from $331,000 for the same period in 2009.  Of this interest expense, $55,000 in the third quarter of 2009 was non-cash in nature related to the amortization of debt issuance costs and discounts resulting from the warrants and conversion features of the convertible debt.  An additional $250,000 of interest expense in the third quarter 2009 was non-cash in nature due to the payment or accrual of interest on our convertible debt with shares of our common stock.

Discontinued Operations.  During the third quarter of 2009, we made the decision to discontinue operations of the blood flow measurement device segment of our business as the segment was no longer considered a strategic initiative to the Company.  This determination was based in large part on positive events in our other development initiatives.  As a result, we recorded an impairment loss related to discontinued operations of $1.7 million during the third quarter of 2009.  Total revenues from discontinued operations were $5,000 and $9,000 in the third quarter of 2010 and 2009, respectively.  The net loss from discontinued operations was $47,000 and $52,000 for the third quarter of 2010 and 2009, respectively.

Nine Months Ended September 30, 2010 and 2009

Net Sales and Margins.  Net sales, comprised primarily of sales of our gamma detection systems, increased $302,000, or 4%, to $7.3 million during the first nine months of 2010 from $7.0 million during the same period in 2009.  Gross margins on net sales increased slightly to 68% of net sales for the first nine months of 2010 compared to 67% of net sales for the same period in 2009.

Gamma detection device sales increased by $187,000 along with increases of $67,000 and $49,000 in service and extended warranty revenue, respectively.  Of the $187,000 increase in gamma detection device sales, approximately $143,000 was attributable to increased sales prices and $44,000 was attributable to increased sales volumes.  The price at which we sell our gamma detection products to Devicor is based on a percentage of the global ASP received by Devicor and its affiliates on sales of Neoprobe products to end customers, subject to a minimum floor price.  Increased sales prices and unit sales volumes of our wireless probes and control units, coupled with increased unit prices of our corded probes, were offset by decreased unit sales volumes of our high energy probes, corded probes, and accessories.  The slight increase in gross margins on net product sales was due to net changes in the product mix coupled with the impact of the increase in wireless probe and control unit sales prices.

License and Grant Revenue.  License and other revenue for the first nine months of both 2010 and 2009 included $75,000 from the pro-rata recognition of license fees related to the renewed distribution agreement with Devicor.  License and other revenue for the first nine months of 2010 also included $150,000 of grant revenue related to grants awarded by the State of Ohio’s Third Frontier program.

Research and Development Expenses.  Research and development expenses increased $3.0 million, or 80%, to $6.7 million during the first nine months of 2010 from $3.7 million during the same period in 2009.  Research and development expenses in the first nine months of 2010 included approximately (i) $6.3 million in drug and therapy product development costs and (ii) $368,000 in gamma detection device development costs.  This compares to expenses of $2.9 million and $857,000 in these segment categories during the same period in 2009.  The changes in drug and therapy product development costs were primarily due to increased process development costs of $950,000, clinical activity costs of $567,000, regulatory consulting costs of $299,000, and market analysis costs of $217,000 related to Lymphoseek; increased compensation costs of $463,000 related to increased headcount and incentive-based compensation; and increased process development costs of $438,000, market analysis costs of $108,000, license fees of $62,000, and regulatory consulting costs of $26,000 related to RIGScan CR.  The changes in gamma detection device development costs were primarily due to higher compensation costs of $46,000 related to increased incentive-based compensation, offset by lower development costs related to our new high energy detection probe which was launched in 2009 of $119,000 and lower development costs related to various other product improvements of $18,000.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $984,000, or 41%, to $3.4 million during the first nine months of 2010 from $2.4 million during the same period in 2009.  The increase was primarily due to non-cash financial advisory fees related to the exchange of our outstanding debt for preferred stock, and increased investor relations fees, compensation costs, and space costs.

Other Income (Expense).  Other expense, net, was $42.9 million during the first nine months of 2010 compared to $36.0 million during the same period in 2009.  During the first nine months of 2010, we recorded a loss on the extinguishment of debt of $41.7 million related to the exchange of our outstanding convertible debt for convertible preferred stock.  During the first nine months of 2009, we recorded a $16.2 million non-cash loss on extinguishment of debt related to changes in the terms of our convertible debt, convertible preferred stock and the related warrants to purchase our common stock.  During the first nine months of 2010 and 2009, we recorded charges of $671,000 and $18.5 million, respectively, related to the increase in the fair value of our derivative liabilities resulting from the requirement to mark our derivative liabilities to market.  Interest expense, primarily related to the convertible debt agreements we completed in December 2007 and April 2008 and extinguished in June 2010, decreased $696,000 to $554,000 during the first nine months of 2010 from $1.2 million for the same period in 2009.  Of this interest expense, $16,000 and $420,000 in the first nine months of 2010 and 2009, respectively, were non-cash in nature related to the amortization of debt issuance costs and discounts resulting from the warrants and conversion features of the convertible debt.  An additional $403,000 and $667,000 of interest expense in the first nine months of 2010 and 2009, respectively, was non-cash in nature due to the payment or accrual of interest on our convertible debt with shares of our common stock.

Discontinued Operations.  During the third quarter of 2009, we made the decision to discontinue operations of the blood flow measurement device segment of our business as the segment was no longer considered a strategic initiative to the Company.  This determination was based in large part on positive events in our other development initiatives.  As a result, we recorded an impairment loss related to discontinued operations of $1.7 million during the third quarter of 2009.  Total revenues from discontinued operations were $42,000 and $82,000 in the first nine months of 2010 and 2009, respectively.  The net loss from discontinued operations was $60,000 and $163,000 for the first nine months of 2010 and 2009, respectively.

Liquidity and Capital Resources

Cash balances decreased to $2.6 million at September 30, 2010 from $5.6 million at December 31, 2009.  The net decrease was primarily due to cash used to fund our operations, mainly for research and development activities, partially offset by cash received for the issuance of common stock related to a stock purchase agreement.

Operating Activities.  Cash used in operations increased $2.4 million to $3.7 million during the first nine months of 2010 compared to $1.2 million during the same period in 2009.

Accounts receivable increased slightly to $1.4 million at September 30, 2010 from $1.3 million at December 31, 2009.  The increase was primarily a result of normal fluctuations in timing of purchases and payments by our primary customers.  We expect overall receivable levels will continue to fluctuate during the remainder of 2010 depending on the timing of purchases and payments by our customers.

Inventory levels increased to $2.0 million at September 30, 2010 from $1.1 million at December 31, 2009.  Gamma detection device materials and finished goods inventory levels increased as we have increased our product safety stock levels to ensure efficient and uninterrupted supply of our products to our distribution partners.  During the first nine months of 2010, we capitalized $741,000 of pharmaceutical materials related to our Lymphoseek product.  During the first nine months of 2010, we expensed $351,000 of previously capitalized pharmaceutical materials to research and development as they were no longer considered to be usable in the production of future saleable drug product inventory.  We expect inventory levels to decrease somewhat over the remainder of 2010.

Accounts payable increased to $2.0 million at September 30, 2010 from $764,000 at December 31, 2009.  The increase was primarily due to increased clinical, regulatory, and manufacturing activities related to advancing our Lymphoseek and RIGScan initiatives.

Investing Activities. Investing activities used $366,000 of cash during the first nine months of 2010 compared to providing $353,000 during the same period in 2009.  Available-for-sale securities of $494,000 matured during the first nine months of 2009.  Capital expenditures of $354,000 during the first nine months of 2010 were primarily for equipment to be used in the production of Lymphoseek, office furniture, software, and computers.  Capital expenditures of $75,000 during the first nine months of 2009 were primarily for computers, software, and production and laboratory equipment.  We expect our overall capital expenditures for 2010 will be higher than 2009 as we continue to build our commercial production capability for Lymphoseek.  Payments for patent and trademark costs decreased to $12,000 during the first nine months of 2010 compared to $66,000 during the same period in 2009.

Financing Activities.  Financing activities provided $998,000 of cash during the first nine months of 2010 compared to $3.3 million provided during the same period in 2009.  The $998,000 provided by financing activities in the first nine months of 2010 consisted primarily of proceeds from the issuance of common stock of $1.1 million, offset by payments of stock offering costs of $86,000 and payments of capital leases of $9,000.  The $3.3 million provided by financing activities in the first nine months of 2009 consisted primarily of proceeds from the issuance of common stock of $3.6 million, offset by payments of notes payable of $138,000, payments of stock offering costs of $111,000, payments of debt issuance costs of $20,000, and payments of capital leases of $7,000.  We do not rely to any material extent on short-term borrowings for working capital or to fund our operations.

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

Our future liquidity and capital requirements will depend on a number of factors, including our ability to expand market acceptance of our current products, our ability to complete the commercialization of new products, our ability to monetize our investment in non-core technologies, our ability to obtain milestone or development funds from potential development and distribution partners, regulatory actions by FDA and international regulatory bodies, and intellectual property protection.  Our most significant near-term development priority is to complete additional clinical testing for Lymphoseek and to file the NDA shortly after completion of the trial.  We believe our current funds, including $5.5 million in net proceeds from our recently completed financing and including grant awards totaling over $1.2 million expected to be received during the remainder of 2010 and 2011, will be adequate to sustain our operations at planned levels for the foreseeable future.  We are in the process of determining the total development cost necessary to commercialize RIGScan CR but believe that it will require total additional commitments of between $3 million to $5 million to restart manufacturing and other activities necessary to prepare for the Phase 3 clinical trial contemplated in our EMEA scientific advice response.  We expect to use currently available funds to continue the initial steps of restarting manufacturing of RIGScan CR; however, we still intend to involve a partner in the longer-term development of RIGScan CR.  In August 2010, we filed a shelf registration on Form S-3 registering the potential sale of up to $20 million in a primary offering of common stock and/or warrants of the Company, and recently closed on the sale of common stock and warrants pursuant to the shelf registration resulting in approximately $5.5 million in net proceeds to the Company.  We may also be able to raise additional funds under the shelf registration or through our stock purchase agreement with Fusion Capital to supplement our capital needs.  However, the extent to which we sell any additional securities under the shelf registration or rely on Fusion Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources.  Specifically, Fusion Capital does not have the right or the obligation to purchase any shares of our common stock on any business day that the market price of our common stock is less than $0.20 per share.  We cannot assure you that we will be successful in raising additional capital through Fusion Capital or any other sources at terms acceptable to the Company, or at all.  We also cannot assure you that we will be able to successfully obtain regulatory approval for and commercialize new products, that we will achieve significant product revenues from our current or potential new products or that we will achieve or sustain profitability in the future.

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

The prices we charge our primary customer, Devicor, related to sales of products are subject to retroactive annual adjustment based on a fixed percentage of the actual sales prices achieved by Devicor on sales to end customers made during each fiscal year.  To the extent that we can reasonably estimate the end-customer prices received by Devicor, we record sales to Devicor based upon these estimates.  If we are unable to reasonably estimate end customer sales prices related to certain products sold to Devicor, we record revenue related to these product sales at the minimum (i.e., floor) price provided for under our distribution agreement with Devicor.

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

Revenue Recognition Related to Grants.  We generate additional revenue from grants to support various product development initiatives.  We generally recognize grant revenue when expenses reimbursable under the grants have been incurred and payments under the grants become contractually due.

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

•
Product Warranty.  We warrant our products against defects in design, materials, and workmanship generally for a period of one year from the date of sale to the end customer.  Our accrual for warranty expenses is adjusted periodically to reflect actual experience.  Devicor also reimburses us for a portion of warranty expense incurred based on end customer sales they make during a given fiscal year.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2010.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed and effective.

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

Changes in Control Over Financial Reporting

During the quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the three-month period ended September 30, 2010, a Bupp Investor exercised 120,000 Series V Warrants in exchange for issuance of 120,000 shares of our common stock, resulting in gross proceeds of $37,200.  Also during the three-month period ended September 30, 2010, certain outside investors exercised a total of 60,000 Series Z Warrants on a cashless basis in exchange for issuance of 37,778 shares of our common stock.  The issuances of the shares were exempt from registration under Sections 4(2) and 4(6) of the Securities Act and Regulation D. The Bupp Investor and outside investors referred to above are each accredited investors as defined in Rule 501(a) of Regulation D, and each was fully informed regarding the investment.  In addition, neither the Company, nor anyone acting on its behalf, offered or sold these securities by any form of general solicitation or general advertising.

(b)
During the three-month period ended September 30, 2010, we issued five-year Series BB Warrants to purchase 300,000 shares of our common stock at an exercise price of $2.00 per share to an investment advisory firm in connection with a consulting agreement.  The issuance of the warrants was exempt from registration under Sections 4(2) and 4(6) of the Securities Act and Regulation D. The investment advisory firm is an accredited investor as defined in Rule 501(a) of Regulation D, and was fully informed regarding the investment.  In addition, neither the Company, nor anyone acting on its behalf, offered or sold these securities by any form of general solicitation or general advertising.

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

NEOPROBE CORPORATION (the Company) Dated: November 15, 2010

By:	/s/ David C. Bupp
David C. Bupp President and Chief Executive Officer (duly authorized officer; principal executive officer)

By:	/s/ Brent L. Larson
Brent L. Larson Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)