Form 10-Q
period 2011-03-31
NEOPROBE CORP
filed 2011-05-10
CIK 810509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2011

or

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
_________________________________________________________________________ (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                      Accelerated filer ☒
Non-accelerated filer ☐                                                                       Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  88,812,991 shares of common stock, par value $.001 per share (as of the close of business on May 2, 2011).

NEOPROBE CORPORATION and SUBSIDIARIES

INDEX

PART I – Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	3

	Consolidated Statements of Operations for the Three-Month Periods Ended March 31, 2011 and March 31, 2010 (unaudited)	5

	Consolidated Statement of Stockholders’ Equity for the Three-Month Period Ended March 31, 2011 (unaudited)	6

	Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2011 and March 31, 2010 (unaudited)	7

	Notes to the Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

	Forward-Looking Statements	20

	The Company	20

	Product Line Overview	20

	Results of Operations	25

	Liquidity and Capital Resources	26

	Recent Accounting Developments	30

	Critical Accounting Policies	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	32

PART II – Other Information

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 6.	Exhibits	41

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash	$9,704,428	$6,420,506
Accounts receivable, net	1,824,173	2,048,111
Inventory, net	1,492,587	1,458,588
Prepaid expenses and other	212,039	305,798

Total current assets	13,233,227	10,233,003

Property and equipment	2,448,124	2,370,241
Less accumulated depreciation and amortization	1,909,607	1,850,614

	538,517	519,627

Patents and trademarks	544,599	552,470
Less accumulated amortization	450,240	449,783

	94,359	102,687

Other assets	7,421	7,421

Total assets	$13,873,524	$10,862,738

Continued

Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets, continued

	March 31, 2011	December 31, 2010
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$859,135	$1,523,377
Accrued liabilities and other	2,832,182	1,298,697
Notes payable to finance companies	35,974	62,411
Deferred revenue, current portion	702,388	654,430
Derivative liabilities, current portion	--	405,524

Total current liabilities	4,429,679	3,944,439

Deferred revenue	783,181	672,924
Derivative liabilities	145,679	2,077,799
Other liabilities	29,025	35,831

Total liabilities	5,387,564	6,730,993

Commitments and contingencies

Stockholders’ deficit:
Preferred stock; $.001 par value; 5,000,000 shares authorized; 10,000 Series B shares and 1,000 Series C shares issued and outstanding at March 31, 2011 and December 31, 2010	11	11
Common stock; $.001 par value; 200,000,000 shares authorized; 89,137,675 and 86,319,913 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	89,138	86,320
Additional paid-in capital	263,714,239	254,915,713
Accumulated deficit	(255,317,428)	(250,870,299)

Total stockholders’ equity	8,485,960	4,131,745

Total liabilities and stockholders’ equity	$13,873,524	$10,862,738

See accompanying notes to consolidated financial statements

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Net sales	$2,478,274	$2,657,872
License and grant revenue	360,962	25,000
Total revenues	2,839,236	2,682,872

Cost of goods sold	755,987	888,867

Gross profit	2,083,249	1,794,005

Operating expenses:
Research and development	2,589,552	2,401,672
Selling, general and administrative	2,970,262	1,128,202
Total operating expenses	5,559,814	3,529,874

Loss from operations	(3,476,565)	(1,735,869)

Other income (expense):
Interest income	3,519	1,814
Interest expense	(1,607)	(284,438)
Change in derivative liabilities	(953,789)	(429,292)
Other	(713)	(456)
Total other expense, net	(952,590)	(712,372)

Loss from continuing operations	(4,429,155)	(2,448,241)

Discontinued operations – income (loss) from operations	7,026	(11,873)

Net loss	(4,422,129)	(2,460,114)

Preferred stock dividends	(25,000)	(60,000)

Loss attributable to common stockholders	$(4,447,129)	$(2,520,114)

Loss per common share (basic and diluted):
Continuing operations	$(0.05)	$(0.03)
Discontinued operations	$—	$—
Attributable to common stockholders	$(0.05)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	85,416,015	79,571,399

See accompanying notes to consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2010	11,000	$11	86,319,913	$86,320	$254,915,713	$(250,870,299)	$4,131,745

Issued restricted stock	—	—	102,000	102	—	—	102
Cancelled restricted stock	—	—	(90,000)	(90)	90	—	—
Issued stock to 401(k) plan at $1.59	—	—	30,438	30	48,259	—	48,289
Issued stock upon exercise of warrants, net	—	—	2,425,324	2,426	6,328,661	—	6,331,087
Issued stock upon exercise of stock options, net	—	—	350,000	350	155,490	—	155,840
Effect of change in terms of warrants	—	—	—	—	1,978,818	—	1,978,818
Stock compensation expense	—	—	—	—	287,208	—	287,208
Preferred stock dividends	—	—	—	—	—	(25,000)	(25,000)
Comprehensive loss:
Net loss	—	—	—	—	—	(4,422,129)	(4,422,129)

Balance, March 31, 2011	11,000	$11	89,137,675	$89,138	$263,714,239	$(255,317,428)	$8,485,960

See accompanying notes to consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(4,422,129)	$(2,460,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,597	61,981
Loss on disposal and abandonment of assets	14,144	—
Amortization of debt discount and debt offering costs	—	8,190
Issuance of common stock in payment of interest and dividends	—	250,000
Stock compensation expense	1,004,825	223,105
Change in derivative liabilities	953,789	429,292
Issuance of common stock to 401(k) Plan	48,289	40,977
Changes in operating assets and liabilities:
Accounts receivable	223,203	200,735
Inventory	(57,017)	(226,003)
Prepaid expenses and other assets	79,645	38,976
Accounts payable	(664,242)	328,977
Accrued liabilities and other liabilities	812,092	597,321
Deferred revenue	158,215	(69,293)

Net cash used in operating activities	(1,789,589)	(575,856)

Cash flows from investing activities:
Purchases of equipment	(56,625)	(90,422)
Patent and trademark costs	(4,660)	(12,902)

Net cash used in investing activities	(61,285)	(103,324)

Cash flows from financing activities:
Proceeds from issuance of common stock	5,189,262	1,000,000
Payment of stock offering costs	—	(1,366)
Payment of preferred stock dividends	(25,000)	—
Payment of notes payable	(26,437)	—
Payments under capital leases	(3,029)	(3,025)

Net cash provided by financing activities	5,134,796	995,609

Net increase in cash	3,283,922	316,429

Cash, beginning of period	6,420,506	5,639,842

Cash, end of period	$9,704,428	$5,956,271

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(unaudited)

1.	Summary of Significant Accounting Policies

a.
Basis of Presentation:  The information presented as of March 31, 2011 and for the three-month periods ended March 31, 2011 and March 31, 2010 is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Neoprobe Corporation (Neoprobe, the Company, or we) believes to be necessary for the fair presentation of results for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  The balances as of March 31, 2011 and the results for the interim periods are not necessarily indicative of results to be expected for the year.  The consolidated financial statements should be read in conjunction with Neoprobe’s audited consolidated financial statements for the year ended December 31, 2010, which were included as part of our Annual Report on Form 10-K.

Our consolidated financial statements include the accounts of Neoprobe, our wholly-owned subsidiary, Cardiosonix Ltd. (Cardiosonix), and our 90%-owned subsidiary, Cira Biosciences, Inc. (Cira Bio).  All significant inter-company accounts were eliminated in consolidation.

In August 2009, the Company’s Board of Directors decided to discontinue the operations of and attempt to sell our Cardiosonix subsidiary.  This decision was based on the determination that the blood flow measurement device segment addressed by Cardiosonix was no longer considered a strategic focus of the Company, due in large part to positive events in our other development initiatives.  Our consolidated statements of operations have been restated for all prior periods presented to reflect Cardiosonix as a discontinued operation.  Cash flows associated with the operation of Cardiosonix have been combined within operating, investing and financing cash flows, as appropriate, in our consolidated statements of cash flows.  See Note 2.

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

(2)
Note payable to finance company:  The fair value of our debt is estimated by discounting the future cash flows at rates currently offered to us for similar debt instruments of comparable maturities by banks or finance companies.  At March 31, 2011 and December 31, 2010, the carrying value of this instrument approximated fair value.

(3)
Derivative liabilities:  Derivative liabilities are recorded at fair value.  Fair value of warrant liabilities is determined based on a Black-Scholes option pricing model calculation.  Unrealized gains and losses on the derivatives are classified in other expenses as a change in derivative liabilities in the consolidated statements of operations.  See Note 11.

2.	Discontinued Operations

We have reclassified all revenues and expenses related to discontinued operations of our Cardiosonix subsidiary for all periods presented.  We expect to continue to generate minimal revenues from sales of our remaining inventory and incur minimal expenses related to our blood flow measurement device business until a final shutdown of operations or a sale of the business unit is completed.  The following amounts have been segregated from continuing operations and included in discontinued operations in the consolidated statements of operations:

	Three Months Ended March 31,
	2011	2010

Net sales	$32,565	$14,445
Cost of goods sold	2,626	6,389
Gross profit	29,939	8,056

Operating expenses:
Research and development	15,433	251
Selling, general and administrative	7,534	19,862
Total operating expenses	22,967	20,113

Other income	54	184

Income (loss) from discontinued operations	$7,026	$(11,873)

3.	Fair Value Hierarchy

The following tables set forth, by level, financial liabilities measured at fair value on a recurring basis:

Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2011

	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of March 31,
Description	(Level 1)	(Level 2)	(Level 3)	2011
Liabilities:
Derivative liabilities related to warrants	$—	$145,679	$—	$145,679

Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2010

	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2010
Liabilities:
Derivative liabilities related to warrants, current portion	$—	$405,524	$—	$405,524
Derivative liabilities related to warrants, long-term portion	—	2,077,799	—	2,077,799
Total derivative liabilities	$—	$2,483,323	$—	$2,483,323

There were no Level 1 liabilities outstanding at any time during the three-month periods ended March 31, 2011 and 2010.  A total of $1,978,818 of our Level 2 liabilities were reclassified to equity related to modifying certain outstanding warrants to remove the language that had previously required them to be classified as derivative liabilities during the three-month period ended March 31, 2011.  (See Note 11.)  There were no transfers in or out of our Level 2 liabilities during the three-month period ended March 31, 2010.

4.	Stock-Based Compensation

At March 31, 2011, we have instruments outstanding under three stock-based compensation plans;  the Amended and Restated Stock Option and Restricted Stock Purchase Plan (the Amended Plan), the 1996 Stock Incentive Plan (the 1996 Plan), and the Second Amended and Restated 2002 Stock Incentive Plan (the 2002 Plan).  Currently, under the 2002 Plan, we may grant incentive stock options, nonqualified stock options, and restricted stock awards to full-time employees and directors, and nonqualified stock options and restricted stock awards may be granted to our consultants and agents.  Total shares authorized under each plan are 2 million shares, 1.5 million shares and 7 million shares, respectively.  An additional 3 million shares have been authorized under the 2002 Plan by the Company’s board of directors, subject to ratification by stockholders at the next annual stockholders’ meeting.  Although instruments are still outstanding under the Amended Plan and the 1996 Plan, these plans have expired and no new grants may be made from them.  Under all three plans, the exercise price of each stock option is greater than or equal to the closing market price of our common stock on the day prior to or the date of the grant.

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

Stock-based payments to employees and directors, including grants of stock options, are recognized in the consolidated statement of operations based on their estimated fair values.  The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model.  Expected volatilities are based on the Company’s historical volatility, which management believes represents the most accurate basis for estimating expected volatility under the current circumstances.  Neoprobe uses historical data to estimate forfeiture rates.  The expected term of stock options granted is based on the vesting period and the contractual life of the options.  The risk-free rate is based on the U.S. Treasury yield in effect at the time of the grant.

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

For the three-month periods ended March 31, 2011 and 2010, our total stock-based compensation expense was approximately $1.0 million and $223,000, respectively.  Stock-based compensation expense for the first quarter of 2011 included approximately $718,000 of accrued expense related to the separation of our former President and CEO, David C. Bupp.  (See Note 9.)  We have not recorded any income tax benefit related to stock-based compensation in either of the three-month periods ended March 31, 2011 and 2010.

A summary of the status of our stock options as of March 31, 2011, and changes during the three-month period then ended, is presented below:

	Three Months Ended March 31, 2011
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of period	5,734,500	$0.58
Granted	5,000	2.33
Exercised	(350,000)	0.45
Forfeited	—	—
Expired	—	—
Outstanding at end of period	5,389,500	$0.59	5.0 years	$18,091,055

Exercisable at end of period	4,439,500	$0.39	4.1 years	$15,788,908

A summary of the status of our unvested restricted stock as of March 31, 2011, and changes during the three-month period then ended, is presented below:

	Three Months Ended March 31, 2011
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at beginning of period	2,374,500	$1.07
Granted	102,000	2.65
Vested	—	—
Forfeited	(90,000)	1.10
Unvested at end of period	2,386,500	$1.13

As of March 31, 2011, there was approximately $1.5 million of total unrecognized compensation expense related to unvested stock-based awards, which we expect to recognize over remaining weighted average vesting terms of 1.9 years.

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

The following table sets forth the reconciliation of the weighted average number of common shares outstanding to those used to compute basic and diluted earnings (loss) per share for the three-month periods ended March 31, 2011 and 2010:

	Basic and Diluted Earnings Per Share
	Three Months Ended March 31,
	2011	2010
Outstanding shares	89,137,675	81,891,716
Effect of weighting changes in outstanding shares	(1,335,160)	(601,317)
Unvested restricted stock	(2,386,500)	(1,719,000)
Adjusted shares	85,416,015	79,571,399

Earnings (loss) per common share for the three-month periods ended March 31, 2011 and 2010 excludes the effects of 61,552,702 and 59,108,511 common share equivalents, respectively, since such inclusion would be anti-dilutive.  The excluded shares consist of common shares issuable upon exercise of outstanding stock options and warrants, and upon the conversion of convertible debt and convertible preferred stock.

The Company’s unvested stock awards contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”).  Therefore, the unvested stock awards are included in the number of shares outstanding for both basic and diluted earnings per share calculations, except in the event of a net loss from operations.  Due to our net loss, 2,386,500 and 1,719,000 shares of unvested restricted stock were excluded in determining basic and diluted loss per share for the three-month periods ended March 31, 2011 and 2010, respectively.

6.	Inventory, net

From time to time, we capitalize certain inventory costs associated with our Lymphoseek® product prior to regulatory approval and product launch based on management’s judgment of probable future commercial use and net realizable value of the inventory.  We could be required to permanently write down previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, or other potential factors.  Conversely, our gross margins may be favorably impacted if some or all of the inventory previously expensed becomes available and is used for commercial sale.  During the three-month period ended March 31, 2011, we capitalized $213,000 of inventory costs associated with our Lymphoseek product.  During the three-month period ended March 31, 2010, we did not capitalize any such inventory costs.

The components of inventory as of March 31, 2011 and December 31, 2010, net of reserves of $82,000 and $81,000, respectively, are as follows:

	March 31, 2011	December 31, 2010
	(unaudited)
Pharmaceutical materials	$482,000	$482,000
Gamma detection device materials	181,917	302,323
Pharmaceutical work-in-process	362,535	150,000
Gamma detection device finished goods	466,135	524,265
Total	$1,492,587	$1,458,588

We estimate a reserve for obsolete inventory based on management’s judgment of probable future commercial use, which is based on an analysis of current inventory levels, historical and estimated future sales and production rates, and estimated shelf lives.

7.	Intangible Assets

The major classes of intangible assets are as follows:

		March 31, 2011		December 31, 2010
	Weighted Average Remaining Life1	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents and trademarks	3.2 yrs	$544,599	$450,240	$552,470	$449,783

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

We warrant our products against defects in design, materials, and workmanship generally for a period of one year from the date of sale to the end customer, except in cases where the product has a limited use as designed.  Our accrual for warranty expenses is adjusted periodically to reflect actual experience and is included in accrued liabilities and other on the consolidated balance sheets.  Our primary marketing partner, Devicor Medical Products, Inc. (Devicor), also reimburses us for a portion of warranty expense incurred based on end customer sales they make during a given fiscal year.  Payments charged against the reserve are disclosed net of Devicor’s estimated reimbursement.

The activity in the warranty reserve for the three-month periods ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011	2010
Warranty reserve at beginning of period	$56,110	$61,400
Provision for warranty claims and changes in reserve for warranties	(8,460)	38,097
Payments charged against the reserve	—	(21,873)
Warranty reserve at end of period	$47,650	$77,624

9.	Separation of David Bupp

In March 2011, Neoprobe announced the departure of our then-current President and CEO, David C. Bupp, effective April 15, 2011.  The following table summarizes accrued expenses as of March 31, 2011, including employer payroll tax obligations, related to the provisions of Mr. Bupp’s separation agreement:

As of March 31, 2011
Separation	$540,221
Accrued vacation	65,552
Pro-rated 2011 bonus	60,870
Restricted stock to vest April 15, 2011	775,602
Reimbursement of legal fees	10,000
Estimated continuing healthcare coverage	74,853
$1,527,098

Concurrent with Mr. Bupp’s separation, Dr. Mark J. Pykett was named Neoprobe’s new President and CEO, effective April 15, 2011.

10.	Convertible Securities

During the three-month period ended March 31, 2010, we recorded interest expense of $8,000 related to amortization of the debt discounts and deferred financing costs related to our convertible notes.

11.	Derivative Instruments

Certain warrants to purchase our common stock are considered derivative liabilities under current accounting standards.  We do not use derivative instruments for hedging of market risks or for trading or speculative purposes.

In January 2011, certain Series V warrants were modified to remove the language that had previously required them to be classified as derivative liabilities.  As a result of the modification of the Series V warrants, we reclassified $1.4 million in derivative liabilities related to those warrants to additional paid-in capital during the first quarter of 2011.  Also in January 2011, certain Series CC and Series DD warrants were modified to remove the language that had previously required them to be classified as derivative liabilities.  As a result of the modification of the Series CC and Series DD warrants, we reclassified $549,000 in derivative liabilities related to those warrants to additional paid-in capital during the first quarter of 2011.

During the first quarter of 2011, certain outside investors exercised 1,578,948 Series CC warrants, 799,474 Series DD warrants, and 60,000 Series Z warrants, resulting in reclassification of $1.3 million in derivative liabilities related to those warrants to additional paid-in capital during the first quarter of 2011.

The net effect of marking the Company’s derivative liabilities to market during the three-month periods ended March 31, 2011 and 2010 resulted in net increases in the estimated fair values of the derivative liabilities of approximately $954,000 and $429,000, respectively, which were recorded as non-cash expense.  The total estimated fair value of the remaining derivative liabilities was $146,000 as of March 31, 2011.

12.	Stock Warrants

During the first quarter of 2011, certain outside investors exercised 1,578,948 Series CC warrants in exchange for issuance of 1,578,948 shares of our common stock, resulting in gross proceeds of $3,331,580.  Also during the first quarter of 2011, certain outside investors exercised 799,474 Series DD warrants in exchange for issuance of 799,474 shares of our common stock, resulting in gross proceeds of $1,686,890.  In addition, another outside investor exercised 60,000 Series Z warrants on a cashless basis in exchange for issuance of 46,902 shares of our common stock during the first quarter of 2011.

At March 31, 2011, there are 18.8 million warrants outstanding to purchase our common stock.  The warrants are exercisable at prices ranging from $0.31 to $2.375 per share with a weighted average exercise price of $0.59 per share.

13.	Common Stock Purchase Agreement

In March 2010, we sold to Fusion Capital Fund II, LLC (Fusion Capital), an Illinois limited liability company, 540,541 shares for proceeds of $1.0 million under a common stock purchase agreement, as amended.  In connection with this sale, we issued 120,000 shares of our common stock to Fusion Capital as an additional commitment fee.   The agreement with Fusion Capital expired on March 1, 2011.

14.	Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Due to the uncertainty surrounding the realization of the deferred tax assets in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance at March 31, 2011.

Current accounting standards include guidance on the accounting for uncertainty in income taxes recognized in the financial statements.  Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility.  As a result, no liability for uncertain tax positions was recorded as of March 31, 2011 and we do not expect any significant changes in the next twelve months.  Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense.

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

The information in the following table is derived directly from each reportable segment’s financial reporting.

($ amounts in thousands) Three Months Ended March 31, 2011	Oncology Devices	Drug and Therapy Products	Corporate	Total
Net sales:
United States1	$2,410	$—	$—	$2,410
International	68	—	—	68
License and grant revenue	25	336	—	361
Research and development expenses	313	2,277	—	2,590
Selling, general and administrative expenses, excluding depreciation and amortization2	70	—	2,841	2,911
Depreciation and amortization	21	14	25	60
Income (loss) from operations3	1,345	(1,955)	(2,866)	(3,476)
Other income (expense)4	—	—	(953)	(953)
Income (loss) from continuing operations	1,345	(1,955)	(3,819)	(4,429)
Income from discontinued operations	—	—	7	7
Total assets, net of depreciation and amortization:
United States operations	2,686	1,071	10,109	13,866
Discontinued operations	—	—	8	8
Capital expenditures	5	10	42	57

($ amounts in thousands) Three Months Ended March 31, 2010	Oncology Devices	Drug and Therapy Products	Corporate	Total
Net sales:
United States1	$2,637	$—	$—	$2,637
International	21	—	—	21
License and grant revenue	25	—	—	25
Research and development expenses	172	2,230	—	2,402
Selling, general and administrative expenses, excluding depreciation and amortization2	60	—	1,006	1,066
Depreciation and amortization	33	13	16	62
Income (loss) from operations3	1,529	(2,243)	(1,022)	(1,736)
Other income (expense)4	—	—	(712)	(712)
Income (loss) from continuing operations	1,529	(2,243)	(1,734)	(2,448)
Loss from discontinued operations	—	—	(12)	(12)
Total assets, net of depreciation and amortization:
United States operations	2,204	754	6,290	9,248
Discontinued operations	—	—	17	17
Capital expenditures	—	78	12	90

1	All sales to Devicor and EES are made in the United States. Devicor distributes the product globally through its international affiliates.

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

16.	Supplemental Disclosure for Statements of Cash Flows

During the three-month periods ended March 31, 2011 and 2010, we paid interest aggregating $2,000 and $26,000, respectively.  During the three-month period ended March 31, 2010, we issued 239,757 shares of our common stock as payment of interest on our convertible debt and dividends on our convertible preferred stock.  During the three-month periods ended March 31, 2011 and 2010, we issued 30,438 and 53,499 shares of our common stock, respectively, as matching contributions to our 401(k) plan.  During the three-month periods ended March 31, 2011 and 2010, we transferred $23,000 and $14,000, respectively, of inventory to fixed assets related to the creation and maintenance of a pool of service loaner equipment.  During the three-month period ended March 31, 2010, we reclassified $223,000 of deferred stock offering costs to additional paid-in capital related to the issuance of our common stock to Fusion Capital.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business.  These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

•	general economic and business conditions, both nationally and in our markets;

•	our history of losses, negative net worth and uncertainty of future profitability;

•	our expectations and estimates concerning future financial performance, financing plans and the impact of competition;

•	our ability to implement our growth strategy;

•	anticipated trends in our business;

•	advances in technologies; and

•	other risk factors set forth in this report and detailed in our most recent Annual Report on Form 10-K and other SEC filings.

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

The Company

Neoprobe Corporation is a biomedical technology company that provides innovative surgical and diagnostic oncology products that enhance patient care and improve patient treatment.  We currently market a line of medical devices, our neoprobe® GDS gamma detection systems.  In addition to our medical device products, we have two radiopharmaceutical products, Lymphoseek® (Tilmanocept) and RIGScanTM, in advanced phases of clinical development.  We are also exploring the development of our activated cellular therapy (ACT) technology for patient-specific disease treatment through our majority-owned subsidiary, Cira Biosciences, Inc. (Cira Bio).

Product Line Overview

We believe that the future prospects for Neoprobe continue to improve as we make progress in all of our key growth and development areas, especially related to our Lymphoseek initiative.  Our gamma detection device line continues to provide a revenue base producing cash flow to cover our public company overhead and contribute to funding our research and development efforts.  We expect our overall research and development expenditures to rise during the remainder of 2011 over 2010 as we have expanded our clinical and regulatory staff to support the commercialization of Lymphoseek and further development of RIGScan and as we take steps to expand our product pipeline.  The level to which the expenditures rise will depend on the extent to which we are able to execute on each of these strategic initiatives, but we are confident we will have the resources necessary to do so.  We expect to continue to incur modest development expenses to support our device product lines as well as we work to expand our product offerings in the gamma detection device arena.  Our primary development efforts over the last few years have been focused on our oncology drug development initiatives, Lymphoseek and RIGScan.  We continue to make progress with both initiatives; however, neither Lymphoseek nor RIGScan is anticipated to generate any significant revenue for us during 2011.

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

Our efforts thus far in 2011 have resulted in the following milestone achievements:

•	Gained listing of our common stock on the NYSE: Amex Stock Exchange

•	Improved investor awareness through presentation at several prominent investor conferences

•	Announced that our second clinical study of Lymphoseek in subjects with breast cancer or melanoma (NEO3-09) reached its accrual goal

•	Completed a successful pre-Investigational New Drug (IND) meeting with the U.S. Food and Drug Administration (FDA)

•	Reached agreement with our major investor regarding Board composition

•	Appointed Dr. Mark Pykett as President and CEO

•	Filed a shelf registration on Form S-3 to allow the Company to raise capital as necessary through the sale of up to $100 million in a primary offering of securities

•	Announced that Lymphoseek met all primary and secondary endpoints in the NEO3-09 clinical study

Our operating expenses during the first quarter of 2011 were focused primarily on support of Lymphoseek product development and on efforts to reinitiate development activities for our RIGScan product initiative.  We expect our drug-related development expenses for 2011 to be considerably higher than 2010 as we complete preparations for the filing of a NDA for Lymphoseek and as we continue the other clinical evaluations of Lymphoseek to support post-marketing amendments to the NDA, as well as increase our efforts to develop our RIGScan product.

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

In October 2010, Neoprobe met with FDA for a pre-NDA assessment for Lymphoseek.  As a result of the pre-NDA assessment, FDA requested that data from both the completed NEO3-05 study and the NEO3-09 study then in progress be included in the Company’s primary NDA for Lymphoseek rather than submitting the NEO3-09 study safety data as a planned major amendment to the ongoing NDA review, as initially intended.  The pre-NDA assessment resulted in no modification to the NEO3-09 trial design or endpoints or to any of the other previously agreed-to clinical or regulatory components of the Lymphoseek NDA.  As such, NEO3-09 will now be one of two adequate and well-controlled trials included in the primary NDA submission for a first-cycle review.

In February 2011, we announced that we had enrolled an adequate number of subjects to enable us to meet the lymph node accrual goal for the NEO3-09 clinical trial.  Top-line data from NEO3-09 was released earlier this month indicating that all primary and secondary endpoints for the study were met.   We believe the results of the NEO3-09 clinical study may support the inclusion of enhanced product claims for Lymphoseek in the primary NDA submission.

The Lymphoseek NDA submission will be based on the clinical results of the Phase 3 clinical studies NEO3-05 and NEO3-09, and other already completed clinical evaluations of Lymphoseek.  We plan to use the safety and efficacy results from the NEO3-06 Phase 3 clinical evaluations of Lymphoseek, which will include sites in the EU, to support the drug registration application process in the EU through the centralized drug authority EMA as well as to amend the filing in the U.S. for expanded product labeling.  Neoprobe expects to submit the NDA for Lymphoseek during the third quarter of 2011.  Depending on the timing and the outcome of the FDA regulatory review cycle, we believe that Lymphoseek could be commercialized in mid-2012.  We cannot assure you, however, that this product will achieve regulatory approval, or if approved, that it will achieve market acceptance.

Over the past few years, we have also made progress in advancing our RIGScan development program while incurring minimal research expenses.  Our RIGS technology, which had been essentially inactive since failing to gain approval following our original license application in 1997, has been the subject of renewed interest due primarily to the analysis of survival data related to patients who participated in the original Phase 3 clinical studies that were completed in 1996.  After a successful pre-submission meeting with EMA in July 2008, we submitted a plan during the third quarter of 2008 on how we would propose to complete clinical development for RIGScan.  The clinical protocol we submitted to EMA involves approximately 400 patients in a randomized trial of patients with colorectal cancer.  The participants in the trial would be randomized to either a control or RIGS treatment arm.  Patients randomized to the RIGS arm would have their disease status evaluated at the end of their cancer surgery to determine the presence or absence of RIGS-positive tissue.  Patients in both randomized arms would be followed to determine if patients with RIGS-positive status have a lower overall survival rate and/or a higher occurrence of disease recurrence.  The hypothesis for the trial is based upon the data from the earlier NEO2-13 and NEO2-14 trial results.

Our desire has been, and continues to be, to develop a clinical development plan which is harmonized between the U.S. and the EU in order to fully engage potential development partners.  To that end, during December 2009 we submitted an IND amendment to FDA which included the design of a proposed Phase 3 clinical trial of RIGScan.  Since filing the IND amendment, we have determined that due to differences in the current manufacturing process from the process used in the 1990’s, a further amendment to the IND should be filed addressing the differences.  In addition, in October 2010, we filed a response letter to FDA related to the Agency’s complete response letter to the open Biologic License Application (BLA) from 1997.  The review responsibility for the RIGS BLA was recently transferred from CBER to the Division of Medical Imaging Products in CDER at FDA.  The submission of the BLA response letter was the first of several near-term activities that Neoprobe intends to complete with FDA to reactivate the development of the RIGS technology.  We have since filed a new IND request for the biologic component of the RIGS technology and held a pre-IND meeting with FDA to discuss the clinical development and regulatory plans for RIGScan.

The focus of Neoprobe’s February 2011 pre-IND meeting with FDA was to first define the basic CMC requirements needed to resume clinical development efforts on RIGScan.  FDA reviewed Neoprobe’s comprehensive pre-IND package, including key aspects of the clinical development and drug development plans, and provided clear direction to the Company on its clinical and manufacturing activities going forward.  As an outcome of the pre-IND meeting, we have clarified the path to reinitiate RIGScan development and the requirements for resuming development activities and moving toward clinical trials.  FDA’s guidance has provided direction to enhance our manufacturing platform, including process improvements to increase manufacturing efficiency and the quality of the underlying biologic antibody.  We can now begin to implement our manufacturing plans through 2011 as a first step to recommencing clinical study of the technology in 2012 and beyond.

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

We believe it may be necessary and beneficial for us to identify a development partner to prepare for the pivotal clinical testing that will be necessary to gain marketing clearance for RIGScan.  Such a partner may or may not be involved in funding future RIGS development.  In the past, we have engaged in discussions with various parties regarding potential partnerships.  We believe the recently clarified regulatory pathway with FDA is very valuable, and we believe re-approaching the EMA through the scientific advice process will be helpful in clarifying the regulatory pathway in the EU and will be helpful for us and our potential partners in assessing the full potential for RIGScan.  However, even if we are able to make such arrangements on satisfactory terms, we believe that the time required for continued development, regulatory approval and commercialization of a RIGS product would likely be a minimum of five years before we receive any significant product-related royalties or revenues.  We cannot assure you that we will be able to complete definitive agreements with a development partner or obtain financing to fund development of the RIGS technology and do not know if such arrangements could be obtained on a timely basis on terms acceptable to us, or at all.  We also cannot assure you that FDA or EMA will clear our RIGS products for marketing or that any such products will be successfully introduced or achieve market acceptance.

In 2005, we formed a new subsidiary, Cira Bio, to explore the development of Activated Cellular Therapy (ACT).  Neoprobe owns approximately 90% of the outstanding shares of Cira Bio with the remaining shares being held by the principals of a private holding company, Cira LLC.  In conjunction with the formation of Cira Bio, an amended technology license agreement also was executed with The Ohio State University, from whom both Neoprobe and Cira LLC had originally licensed or optioned the various cellular therapy technologies.  As a result of the cross-license agreements, Cira Bio has the exclusive development and commercialization rights to three issued U.S. patents that cover the oncology and autoimmune applications of its technology.  In addition, Cira Bio has exclusive licenses to several pending patent applications.

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

Our gamma detection devices are distributed in most global markets by Devicor Medical Products, Inc. (Devicor).  Prior to July 2010, our gamma detection device products were marketed through a distribution arrangement with Ethicon Endo-Surgery, Inc. (EES), a Johnson & Johnson company.  In July 2010, Devicor acquired EES’ breast care business, including an assignment of the distribution agreement with Neoprobe.  Throughout their sales history, our products have generally commanded a price premium in most of the markets in which they are sold, which we believe is due to their superior performance and ease of use.  While we continue to believe in the technical and user-friendly superiority of our products, the competitive landscape continues to evolve and current economic conditions present a number of challenges to the outlook for medical device sales.  We may lose market share or experience price erosion and/or lower sales volumes as a result, any of which would have a direct negative impact on net income.  If price erosion occurs in 2011, or if the U.S. Dollar gains significantly against the Euro, there is a risk associated with future sales prices of our gamma detection devices to Devicor that may erode some or all of the premium we received in prior years in excess of the floor price.  As we evaluate growth opportunities in our drug development segment, we may also evaluate strategic options related to our gamma detection device business.

Overall, we expect revenues from our gamma detection devices to result in a net profit in 2011 for that line of business, excluding general and administrative costs, interest and other financing-related charges; however, as the market continues to approach saturation into current applications, we do not expect significant growth in the market for gamma detection devices until after the impact of Lymphoseek is felt in the application of intraoperative lymphatic mapping beyond breast cancer and melanoma.  Our overall operating results for 2011 will also be greatly affected by the increased level of development activity we continue to conduct to support our radiopharmaceutical products.  Primarily as a result of the significant development costs we expect to incur related to the continued clinical development of Lymphoseek and RIGScan, we do not expect to achieve overall operating profitability during 2011.  We cannot assure you that our current or potential new products will be successfully commercialized, that we will achieve significant product revenues, or that we will achieve or be able to sustain profitability in the future.

Results of Operations

Revenue for the first quarter of 2011 increased to $2.8 million for the first quarter of 2011 from $2.7 million during the same period in 2010.  Research and development expenses, as a percentage of net sales, increased to 105% during the first quarter of 2011 from 91% during the same period in 2010.  Due to the ongoing development activities of the Company, research and development expenses as a percentage of sales are expected to be higher in 2011 than they were in 2010.  Selling, general and administrative expenses, as a percentage of net sales, increased to 120% during the first quarter of 2011 from 43% during the same period in 2010, primarily related to the separation of our former President and CEO, David Bupp.

Three Months Ended March 31, 2011 and 2010

Net Sales and Margins.  Net sales, comprised primarily of sales of our gamma detection systems, decreased to $2.5 million during the first quarter of 2011 from $2.7 million during the first quarter of 2010.  Gross margins on net sales increased to 69% of net sales for the first quarter of 2011 compared to 67% of net sales for the same period in 2010.

Decreases in gamma detection device sales of $182,000 and service revenue of $25,000 was offset by an increase in extended warranty revenue of $27,000.  Of the $182,000 decrease in gamma detection device sales, approximately $138,000 was attributable to decreased net sales volumes and $44,000 was attributable to decreased net sales prices.  The price at which we sell our gamma detection device products to Devicor is based on a fixed percentage of their global end-customer average sales price, subject to a minimum floor price.  Declines in sales prices and wireless probe sales volumes were offset by increased sales volumes of corded probes and control units.  The increase in gross margins on net product sales was due to net changes in the product mix offset by the impact of the decline in sales prices.

License and Grant Revenue.  License revenue for the first quarter of both 2011 and 2010 included $25,000 from the pro-rata recognition of license fees related to the renewed distribution agreement with Devicor.  During the first quarter of 2011, we recognized approximately $336,000 in grant revenue related to the Ohio Third Frontier grant to support Lymphoseek development.  No grant revenue was recognized during the first quarter of 2010.

Research and Development Expenses.  Research and development expenses increased $188,000, or 8%, to $2.6 million during the first quarter of 2011 from $2.4 million during the same period in 2010.  Research and development expenses in the first quarter of 2011 included approximately $2.3 million in drug and therapy product development costs and $313,000 in gamma detection device development costs.  This compares to expenses of $2.2 million and $172,000 in these segment categories during the same period in 2010.  The changes in each category were primarily due to (i) increased clinical activity costs of $474,000, regulatory consulting costs of $27,000, and compensation of $23,000, offset by decreased pricing study costs of $217,000 and process development costs of $156,000 related to Lymphoseek; and decreased process development costs of $251,000 and pricing study costs of $108,000, offset by increased regulatory consulting costs of $212,000 related to RIGScan, and (ii) increased gamma camera license fees of $63,000, net increases in development costs of $37,000 related to new and enhanced products, and increased general overhead expenses of $37,000, including decreased overhead capitalized to inventory related to decreased production of $16,000, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $1.8 million, or 163%, to $2.9 million during the first quarter of 2011 from $1.1 million during the same period in 2010.  The net increase was primarily due to separation costs of $1.5 million related to the separation of our former President and CEO, David Bupp, increased compensation costs of $196,000 related to increased headcount and incentive-based compensation, and increased investor relations fees of $64,000.

Other Income (Expenses).  Other expense, net, was $953,000 during the first quarter of 2011 as compared to other expense, net, of $712,000 during the same period in 2010.  During the first quarters of 2011 and 2010, we recorded charges of $954,000 and $429,000, respectively, related to the increases in derivative liabilities resulting from the requirement to mark our derivative liabilities to market.  Interest expense decreased $282,000 to $2,000 during the first quarter of 2011 from $284,000 for the same period in 2010, primarily due to the June 2010 exchange of the convertible debt agreements we completed in December 2007 and April 2008 for convertible preferred stock.  Of this interest expense, $167,000 in the first quarter of 2010 was non-cash in nature due to the payment or accrued payment of interest on our convertible debt with shares of our common stock.  An additional $8,000 in the first quarter of 2010 was non-cash in nature related to the amortization of debt issuance costs and discounts resulting from the warrants and conversion features of the convertible debt.

Liquidity and Capital Resources

Cash balances increased to $9.7 million at March 31, 2011 from $6.4 million at December 31, 2010.  The net increase was primarily due to cash received for the exercise of warrants and stock options, partially offset by cash used to fund our operations, mainly for research and development activities.  The current ratio increased to 3.0:1 at March 31, 2011 from 2.6:1 at December 31, 2010.

Operating Activities.  Cash used in operations increased $1.2 million to $1.8 million during the first quarter of 2011 compared to $576,000 during the same period in 2010.

Accounts receivable decreased to $1.8 million at March 31, 2011 from $2.0 million at December 31, 2010.  The decrease was primarily a result of normal fluctuations in timing of purchases and payments by Devicor and EES, partially offset by an increase in grant revenue receivable from the State of Ohio.  We expect overall receivable levels will continue to fluctuate during 2011 depending on the timing of purchases and payments by our customers.
Inventory levels increased to $1.5 million at March 31, 2011 from $1.4 million at December 31, 2010.  Pharmaceutical work-in-process increased related to the finishing and vialing of a new lot of Lymphoseek.  Gamma detection device materials and finished goods inventory levels decreased as we produced and sold those products.  We expect inventory levels to increase over the remainder of 2011 as we produce additional drug inventory in anticipation of the Lymphoseek product launch.

Accounts payable decreased to $859,000 at March 31, 2011 from $1.5 million at December 31, 2010 as outstanding invoices were paid during the first quarter of 2011.  Accrued liabilities and other increased to $2.8 million at March 31, 2011 from $1.3 million at December 31, 2010, primarily due to separation costs related to the separation of our former CEO, David Bupp, coupled with increased professional services during the first quarter of 2011.  Our payable and accrual balances will continue to fluctuate but will likely increase overall as we increase our level of development activity related to RIGScan.

Investing Activities. Investing activities used $61,000 during the first quarter of 2011 compared to using $103,000 during the same period in 2010.  Capital expenditures of $57,000 during the first quarter of 2011 were primarily for computers, equipment to be used in the production of Lymphoseek and gamma detection devices, and software.  Capital expenditures of $90,000 during the first quarter of 2010 were primarily for equipment to be used in the production of Lymphoseek and software.  We do not expect to incur significant additional costs for Lymphoseek production equipment.  As such, we expect our overall capital expenditures for the remainder of 2011 will be lower than in 2010.  Payments for patent and trademark costs were $5,000 and $13,000 during the first quarters of 2011 and 2010, respectively.

Financing Activities.  Financing activities provided $5.1 million during the first quarter of 2011 compared to $996,000 provided during the same period in 2010.  The $5.1 million provided by financing activities in the first quarter of 2011 consisted primarily of proceeds from the issuance of common stock of $5.2 million, offset slightly by payments of notes payable of $26,000, preferred stock dividends of $25,000, and capital leases of $3,000.  The $996,000 provided by financing activities in the first quarter of 2010 consisted primarily of proceeds from the issuance of common stock of $1.0 million, offset slightly by payments of capital leases of $3,000 and payments of stock offering costs of $1,000.

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

In July 2007, David C. Bupp, our then-current President and CEO, and certain members of his family (the Bupp Investors) purchased a $1.0 million convertible note (the Bupp Note) and warrants.  The Bupp Note bore interest at 10% per annum, had an original term of one year and was repayable in whole or in part with no penalty.  The note was convertible, at the option of the Bupp Investors, into shares of our common stock at a price of $0.31 per share.  As part of this transaction, we issued the Bupp Investors Series V warrants to purchase 500,000 shares of our common stock at an exercise price of $0.31 per share, expiring in July 2012.

In December 2007, we entered into a Securities Purchase Agreement with Platinum Montaur Life Sciences, LLC (Montaur), pursuant to which we issued Montaur a 10% Series A Convertible Senior Secured Promissory Note in the principal amount of $7,000,000, $3.5 million of which was convertible into shares of our common stock at the conversion price of $0.26 per share, due December 26, 2011 (the Series A Note); and a five-year Series W warrant to purchase 6,000,000 shares of our common stock at an exercise price of $0.32 per share.

In connection with the Securities Purchase Agreement, Montaur requested that the term of the $1.0 million Bupp Note be extended approximately 42 months or until at least one day following the maturity date of the Series A Note.  In consideration for the Bupp Investors’ agreement to extend the term of the Bupp Note pursuant to an Amendment to the Bupp Purchase Agreement, dated December 26, 2007, we agreed to provide security for the obligations evidenced by the Amended 10% Convertible Note in the principal amount of $1,000,000, due December 31, 2011, executed by Neoprobe in favor of the Bupp Investors (the Amended Bupp Note), under the terms of a Security Agreement, dated December 26, 2007, by and between Neoprobe and the Bupp Investors (the Bupp Security Agreement).  As further consideration for extending the term of the Bupp Note, we issued the Bupp Investors additional Series V warrants to purchase 500,000 shares of our common stock at an exercise price of $0.32 per share, expiring in December 2012.

In April 2008, following receipt by the Company of clearance from the United States Food and Drug Administration to commence a Phase 3 clinical trial for Lymphoseek in patients with breast cancer or melanoma, we amended the Securities Purchase Agreement related to the second tranche and issued Montaur a 10% Series B Convertible Senior Secured Promissory Note in the principal amount of $3,000,000, which was convertible into shares of our common stock at the conversion price of $0.36 per share, also due December 26, 2011 (the Series B Note, and hereinafter referred to collectively with the Series A Note as the Montaur Notes); and a five-year Series X warrant to purchase 8,333,333 shares of our common stock at an exercise price of $0.46 per share.

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

During the first quarter of 2011, certain outside investors exercised 1,578,948 Series CC warrants in exchange for issuance of 1,578,948 shares of our common stock, resulting in gross proceeds of $3,331,580.  Also during the first quarter of 2011, certain outside investors exercised 799,474 Series DD warrants in exchange for issuance of 799,474 shares of our common stock, resulting in gross proceeds of $1,686,890.

Our future liquidity and capital requirements will depend on a number of factors, including our ability to expand market acceptance of our current products, our ability to complete the commercialization of new products, our ability to monetize our investment in non-core technologies, our ability to obtain milestone or development funds from potential development and distribution partners, regulatory actions by FDA and international regulatory bodies, and intellectual property protection.  Our most significant near-term development priority is to file the NDA for Lymphoseek and to continue our pre-commercialization activities.  We also expect to continue to refine the amount of development costs necessary to commercialize RIGScan but believe that it will require total additional commitments of approximately $5 million during 2011 to restart manufacturing and other activities necessary to prepare for clinical trials.  We are in the process of evaluating our funding alternatives related to RIGScan, but have not ruled out funding it in connection with a partner.  We also expect to use approximately $2.3 million in cash over the course of the second quarter of 2011 to fund matters related to Mr. Bupp’s separation and the tax liability due on his recent net exercise of stock options.  We believe our current funds will be adequate to sustain our operations at present levels for the forseeable future.  We recently filed a registration statement on Form S-3 to provide us with future funding alternatives and flexibility as we evaluate our strategic goals and plans for expansion of our product pipeline, although we have not decided whether, when or how much capital might be raised under the registration statement.  We cannot assure you that we will be successful in raising additional capital at terms acceptable to the Company, or at all.  We also cannot assure you that we will be able to successfully obtain regulatory approval for and commercialize new products, that we will achieve significant product revenues from our current or potential new products or that we will achieve or sustain profitability in the future.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  As of March 31, 2011, our $9.7 million in cash was primarily invested in interest-bearing money market accounts.  We believe that a hypothetical 10% increase or decrease in market interest rates would not have a material impact on our consolidated financial position, results of operations or cash flows.

Foreign Currency Exchange Rate Risk.  We are exposed to foreign currency risk related to translation of end-customer sales prices achieved by our primary marketing partner, Devicor, that are denominated in a currency other than the US Dollar (USD).  Such foreign currencies currently include the Canadian dollar and the Eurozone euro.  Sales made by Devicor that are denominated in foreign currencies are translated into USD and are factored into the global average end-customer sales price, of which Neoprobe receives a fixed percentage.  Assuming no changes in sales volume or pricing, a sensitivity analysis indicates that if the USD weakens by 10% against the applicable foreign currencies, our sales revenue for 2011 would increase by approximately $87,000.  Conversely, if the USD strengthens by 10% against the applicable foreign currencies, our sales revenue for 2011 would decrease by approximately $89,000.  We do not currently have material foreign currency exposure related to our assets as the majority are denominated in U.S. currency and our foreign-currency based transaction exchange risk is not material.  For the three-month periods ended March 31, 2011 and 2010, we recorded less than $1,000 of foreign currency transaction losses in each period.

Equity Price Risk.  We do not use derivative instruments for hedging of market risks or for trading or speculative purposes.  Derivative instruments embedded in contracts, to the extent not already a free-standing contract, are bifurcated and accounted for separately.  All derivatives are recorded on the consolidated balance sheet at fair value in accordance with current accounting guidelines for such complex financial instruments.  Fair value of warrant liabilities is determined based on a Black-Scholes option pricing model calculation which includes the price of Company stock.  As of March 31, 2011, we had approximately $146,000 of derivative liabilities recorded on our balance sheet related to 40,000 of our Series V warrants.  We believe that a hypothetical 50% increase or decrease in our stock price would not have a material impact on our consolidated financial position, results of operations or cash flows.

Item 4.  Controls and Procedures

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2011.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed and are effective.

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

Changes in Control Over Financial Reporting

During the quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been the following material changes to the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011:

We may have difficulty raising additional capital, which could deprive us of necessary resources to pursue our business plans.

We expect to devote significant capital resources to fund research and development, to maintain existing and secure new manufacturing capacity, and to acquire new product candidates.  In order to support the initiatives envisioned in our business plan, we may need to raise additional funds through the sale of assets, public or private debt or equity financing, collaborative relationships or other arrangements.  Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets, the market price of our common stock and the development or prospects for development of competitive technology by others.  Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

Our future expenditures on our programs are subject to many uncertainties, including whether our product candidates will be developed or commercialized with a partner or independently. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•
the costs of seeking regulatory approval for our product candidates, including any nonclinical testing or bioequivalence or clinical studies, process development, scale-up and other manufacturing and stability activities, or other work required to achieve such approval, as well as the timing of such activities and approval;

•	the extent to which we invest in or acquire new technologies, product candidates, products or businesses and the development requirements with respect to any acquired programs;

•	the scope, prioritization and number of development and/or commercialization programs we pursue and the rate of progress and costs with respect to such programs;

•
the costs related to developing, acquiring and/or contracting for sales, marketing and distribution capabilities and regulatory compliance capabilities, if we commercialize any of our product candidates for which we obtain regulatory approval without a partner;

•	the timing and terms of any collaborative, licensing and other strategic arrangements that we may establish;

•	the extent to which we will need to expand our workforce to pursue our business plan, and the costs involved in recruiting, training and incentivizing new employees;

•	the effect of competing technological and market developments; and

•	the cost involved in establishing, enforcing or defending patent claims and other intellectual property rights.

We believe that we have access to sufficient financial resources with which to fund our operations or those of our subsidiaries for the foreseeable future.   However, we may decide to grow our organization by pursuing development or commercialization activities for our current or future product candidates, or we may incur unexpected expenses.  Such events may shorten the period through which our current operating funds will sustain us. We may also acquire new technologies, product candidates and/or products and the cost to acquire, develop and/or commercialize such new technologies, product candidates and/or products may shorten the period through which our current operating funds will sustain us.  However, we may not be able to obtain sufficient additional funding on satisfactory terms, if at all.  If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned development activities, acquisition of new product candidates and other operations.

Our ability to raise capital may be limited by applicable laws and regulations.

Our ability to raise additional capital through the sale and issuance of our equity securities may be limited by, among other things, current Commission, and NYSE Amex rules and regulations. Our capital raising plans include primary offerings of equity securities using a “shelf” registration on Form S-3, which typically enables an issuer to raise additional capital on a more timely and cost effective basis than through other means, such as registration of a securities offering under a Form S-1 registration statement. Under current Commission rules and regulations, to be eligible to use a Form S-3 registration statement for primary offerings without restriction as to the amount of securities to be sold and issued, an issuer must, among other requirements, have outstanding common equity with a market value of at least $75 million held by non-affiliates. Although we currently have outstanding common equity with a market value of at least $75 million held by non-affiliates, if we file a “shelf” Form S-3 registration statement at a time when the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75 million (calculated as set forth in Form S-3 and Commission rules and regulations), the amount we could raise through primary offerings of our securities in any 12-month period using the Form S-3 registration statement may be limited to an aggregate of one-third of our public float. Moreover, the market value of all securities sold by us under a Form S-3 registration statement during the prior 12 months may be subtracted from that amount to determine the amount we can then raise under the Form S-3 registration statement. Even if we file a “shelf” Form S-3 registration statement at a time when our public float is $75 million or more (calculated as set forth in Form S-3 and Commission rules and regulations), we may become subject to the one-third of public float limitation described above in the future. The Commission’s rules and regulations require that we periodically re-evaluate the value of our public float. If, at a re-evaluation date, our public float is less than $75 million (calculated as set forth in Form S-3 and Commission rules and regulations), the amount we could raise through primary offerings of our securities in any 12-month period using a Form S-3 registration statement would be subject to the one-third of public float limitation described above.

In addition, under current Commission rules and regulations, if our public float is less than $75 million or if we seek to register a resale offering (i.e., an offering of securities of ours by persons other than us), we must, among other requirements, maintain our listing with the NYSE Amex or have our common stock listed and registered on another national securities exchange in order to be eligible to use a Form S-3 registration statement for any primary or resale offering. Alternative means of raising capital through sales of our securities, including through the use of a Form S-1 registration statement, may be more costly and time-consuming.

Currently, our common stock is listed on the NYSE Amex equities market. The NYSE Amex will review the appropriateness of continued listing of any issuer that falls below the exchange’s continued listing standards. For additional information regarding this risk, see the risk factor below titled “Our failure to maintain continued compliance with the listing requirements of the NYSE Amex Equities exchange could result in the delisting of our common stock.” If our common stock were delisted from the NYSE Amex, our ability to raise capital on terms and conditions we deem acceptable, if at all, may be materially impaired.

Our ability to timely raise sufficient additional capital also may be limited by the NYSE Amex’s requirements relating to stockholder approval for transactions involving the issuance of our common stock or securities convertible into our common stock. For instance, the NYSE Amex requires that we obtain stockholder approval of any transaction involving the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value, which (together with sales by our officers, directors and principal stockholders) equals 20% or more of our presently outstanding common stock, unless the transaction is considered a “public offering” by the NYSE Amex staff.  Based on our outstanding common stock as of April 26, 2011 and a closing price of $4.77, which was the closing price of our common stock on April 26, 2011, we could not raise more than approximately $85,270,955 without stockholder approval, unless the transaction is deemed a public offering or does not involve the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value. However, certain prior sales by us may be aggregated with any offering we may propose in the near-term, further limiting the amount we could raise in any future offering that is not considered a public offering by the NYSE Amex staff and would involve the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value. The NYSE Amex will also require stockholder approval if the issuance or potential issuance of additional shares will be considered by the exchange staff to result in a change of control of Neoprobe.

Obtaining stockholder approval is a costly and time-consuming process. If we are required to obtain stockholder approval, we would expect to spend substantial additional money and resources. In addition, seeking stockholder approval would delay our receipt of otherwise available capital, which may materially and adversely affect our ability to execute our current business strategy, and there is no guarantee our stockholders ultimately would approve a proposed transaction. A public offering under the NYSE Amex rules typically involves broadly announcing the proposed transaction, which often times has the effect of depressing the issuer’s stock price. Accordingly, the price at which we could sell our securities in a public offering may be less and the dilution existing stockholders experience may in turn be greater than if we were able to raise capital through other means.

Clinical trials for our radiopharmaceutical product candidates will be lengthy and expensive and their outcome is uncertain.

Before obtaining regulatory approval for the commercial sale of any product candidates, we must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for use in humans.  Conducting clinical trials is a time consuming, expensive and uncertain process and may take years to complete.  During 2009, we successfully completed a Phase 3 clinical trial in subjects with breast cancer or melanoma for our most advanced radiopharmaceutical product candidate, Lymphoseek.  We have completed enrollment in a second Phase 3 trial for this product also in subjects with breast cancer or melanoma and are in the process of analyzing the results of the trial. In addition, we are enrolling subjects in a third Phase 3 clinical trial in subjects with head and neck squamous cell carcinoma.  We also continue to have dialogue with FDA and EMA regarding our other radiopharmaceutical product candidate, RIGScan. In February 2011, we met with FDA to discuss filing a new Investigational New Drug (IND) application in the U.S. for RIGScan to begin to reinitiate development of this product candidate, and are now preparing for manufacturing activities.  We also intend to approach EMA during 2011 in our efforts to develop, to the extent possible, a harmonized clinical and regulatory developmental pathway for RIGScan in the U.S. and EU.

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

While we have achieved some level of success in our recent Phase 2 and Phase 3 clinical trials for Lymphoseek, the results of these clinical trials, as well as pending and future trials for these and other product candidates that we may develop or acquire, are subject to review and interpretation by various regulatory bodies during the regulatory review process and may ultimately fail to demonstrate the safety or effectiveness of our product candidates to the extent necessary to obtain regulatory approval or such that commercialization of our product candidates is worthwhile.  Any failure or substantial delay in successfully completing clinical trials and obtaining regulatory approval for our product candidates could severely harm our business.

We may be unable to establish the pharmaceutical manufacturing capabilities necessary to develop and commercialize our potential products.

We do not currently have any manufacturing capability for the radiopharmaceutical compounds necessary for clinical testing or commercial sale.  We intend to rely on third-party contract manufacturers to produce sufficiently large quantities of drug materials that are and will be needed for clinical trials and commercialization of our potential products.  Third-party manufacturers may not be able to meet our needs with respect to timing, quantity or quality of materials.  We have a supply agreement with Reliable Biopharmaceuticals to manufacture the active pharmaceutical ingredient for our Lymphoseek product and are in the process of finalizing a supply contract with a third-party manufacturer for the finishing and vialing of our Lymphoseek product.  However, if we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby delaying the submission of product candidates for regulatory approval and the market introduction and subsequent commercialization of our potential products.  Any such delays may lower our revenues and potential profitability.

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

We rely on independent contract manufacturers for the manufacture of our current neoprobe GDS line of gamma detection systems.  Our business will suffer if our contract manufacturers have production delays due to material shortages, such as may result from the March 2011 Japanese earthquake and tsunami, or quality problems.  Furthermore, medical device manufacturers are subject to the quality system regulations of FDA, international quality standards, and other regulatory requirements.  If our contractors do not operate in accordance with regulatory requirements and quality standards, our business will suffer.  We use or rely on components and services used in our devices that are provided by sole source suppliers.  The qualification of additional or replacement vendors is time consuming and costly.  If a sole source supplier has significant problems supplying our products, our sales and revenues will be hurt until we find a new source of supply.  In addition, our distribution agreement with Devicor for gamma detection devices contains failure to supply provisions, which, if triggered, could have a significant negative impact on our business.

We may not have sufficient legal protection against infringement or loss of our intellectual property, and we may lose rights to our licensed intellectual property if diligence requirements are not met.

Our success depends, in part, on our ability to secure and maintain patent protection for our products and product candidates, to preserve our trade secrets, and to operate without infringing on the proprietary rights of third parties.  While we seek to protect our proprietary positions by filing United States and foreign patent applications for our important inventions and improvements, domestic and foreign patent offices may not issue these patents.  Third parties may challenge, invalidate, or circumvent our patents or patent applications in the future.  Competitors, many of which have significantly more resources than we have and have made substantial investments in competing technologies, may apply for and obtain patents that will prevent, limit, or interfere with our ability to make, use, or sell our products either in the United States or abroad.

Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are or may be developing products. As the biotechnology and pharmaceutical industry expands and more patents are issued, the risk increases that we will be subject to claims that our products or product candidates, or their use, infringe the rights of others. In the United States, patent applications are secret until patents are issued, and in foreign countries, patent applications are secret for a time after filing.  Publications of discoveries tend to significantly lag the actual discoveries and the filing of related patent applications.  Third parties may have already filed applications for patents for products or processes that will make our products obsolete,  limit our patents, invalidate our patent applications or create a risk of infringement claims.

We or our suppliers may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our products, product candidates and/or technologies infringe their intellectual property rights or that the process of manufacturing our products or any of their respective component materials, or the component materials themselves, or the use of our products, product candidates or technologies, infringe their intellectual property rights. If one of these patents was found to cover our products, product candidates, technologies or their uses, or any of the underlying manufacturing processes or components, we could be required to pay damages and could be unable to commercialize our products or use our technologies or methods unless we are able to obtain a license to the patent or intellectual property right. A license may not be available to us in a timely manner or on acceptable terms, if at all. In addition, during litigation, a patent holder could obtain a preliminary injunction or other equitable remedy that could prohibit us from making, using or selling our products, technologies or methods.

In addition, it may be necessary for us to enforce patents under which we have rights, or to determine the scope, validity and unenforceability of other parties’ proprietary rights, which may affect our rights. There can be no assurance that our patents would be held valid by a court or administrative body or that an alleged infringer would be found to be infringing. The uncertainty resulting from the mere institution and continuation of any patent related litigation or interference proceeding could have a material and adverse effect on us.

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

Our business has experienced a number of successes and faced several challenges in recent years that have resulted in several significant changes in our strategy and business plan, including the shifting of resources to support our current product initiatives.  Our management will need to remain flexible to support our business model over the next few years.  However, losing members of the Neoprobe management team could have an adverse effect on our operations.  Our success depends on our ability to attract and retain technical and management personnel with expertise and experience in the medical device and pharmaceutical industries, and the acquisition of additional product candidates may require us to acquire additional highly qualified personnel.  The competition for qualified personnel in the biotechnology industry is intense and we may not be successful in hiring or retaining the requisite personnel.  If we are unable to attract and retain qualified technical and management personnel, we will suffer diminished chances of future success.

Our failure to maintain continued compliance with the listing requirements of the NYSE Amex Equities exchange could result in the delisting of our common stock.

Our common stock is listed on the NYSE Amex Equities exchange, referred to as the Exchange, having recently been listed in February 2011.  The rules of NYSE Amex provide that shares be delisted from trading in the event the financial condition and/or operating results of the Company appear to be unsatisfactory, the extent of public distribution or the aggregate market value of the common stock has become so reduced as to make further dealings on the Exchange inadvisable, the Company has sold or otherwise disposed of its principal operating assets, or has ceased to be an operating company, or the Company has failed to comply with its listing agreements with the Exchange.  For example, the NYSE Amex normally will consider suspending trading in, or removing from the list, securities of an issuer that has stockholders’ equity of less than $6.0 million if such issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years.  There can be no assurance that the Company will continue to meet the requirements necessary to maintain the listing of its common stock on the Exchange. For example, we may determine to grow our organization or product pipeline or pursue development or other activities at levels or on timelines that reduces our stockholders’ equity below the level required to maintain compliance with NYSE Amex continued listing standards.

The delisting of our common stock from the NYSE Amex likely would reduce the trading volume and liquidity in our common stock and may lead to decreases in the trading price of our common stock. The delisting of our common stock may also materially impair our stockholders’ ability to buy and sell shares of our common stock. In addition, the delisting of our common stock could significantly impair our ability to raise capital, which is critical to the execution of our current business strategy.

The price of our common stock has been highly volatile due to several factors that will continue to affect the price of our stock.

Our common stock traded as low as $1.50 per share and as high as $4.85 per share during the 12-month period ended April 26, 2011.  The market price of our common stock has been and is expected to continue to be highly volatile.  Factors, including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, may have a significant impact on the market price of our stock.  In addition, potential dilutive effects of future sales of shares of common stock by the company and by stockholders, and subsequent sale of common stock by the holders of warrants and options could have an adverse effect on the market price of our shares.

Some additional factors which could lead to the volatility of our common stock include:

•	price and volume fluctuations in the stock market at large or of companies in our industry which do not relate to our operating performance;

•	changes in securities analysts’ estimates of our financial performance or deviations in our business and the trading price of our common stock from the estimates of securities analysts;

•	FDA or international regulatory actions and regulatory developments in the U.S. and foreign countries;

•	financing arrangements we may enter that require the issuance of a significant number of shares in relation to the number of shares currently outstanding;

•	public concern as to the safety of products that we or others develop; and

•	fluctuations in market demand for and supply of our products.

The realization of any of the foregoing could have a dramatic and adverse impact on the market price of our common stock. In addition, class action litigation has often been instituted against companies whose securities have experienced substantial decline in market price. Moreover, regulatory entities often undertake investigations of investor transactions in securities that experience volatility following an announcement of a significant event or condition. Any such litigation brought against us or any such investigation involving our investors could result in substantial costs and a diversion of management’s attention and resources, which could hurt our business, operating results and financial condition.

An investor’s ability to trade our common stock may be limited by trading volume.

Historically, the trading volume for our common stock has been relatively limited.  The average daily trading volume for our common stock on the OTC Bulletin Board for the 12-month period ended January 31, 2011 was approximately 194,000 shares.  Following the listing of our common stock on the Exchange on February 10, 2011, trading in our common stock was more active; during the period beginning on February 10, 2011 and ending on April 21, 2011, the average daily trading volume for our common stock on the NYSE Amex was approximately 1.0 million shares.  We cannot, however, assure that this trading volume will be consistently maintained in the future.

Because we do not expect to pay dividends on our common stock in the foreseeable future, stockholders will only benefit from owning common stock if it appreciates.

We have paid no cash dividends on any of our common stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, with respect to our common stock, we do not expect to pay any cash dividends in the foreseeable future, and payment of cash dividends, if any, will also depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. Furthermore, we are subject to various laws and regulations that may restrict our ability to pay dividends and we may in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends. Due to our intent to retain any future earnings rather than pay cash dividends on our common stock and applicable laws, regulations and contractual obligations that may restrict our ability to pay dividends on our common stock, the success of your investment in our common stock will likely depend entirely upon any future appreciation and there is no guarantee that our common stock will appreciate in value.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the three-month period ended March 31, 2011, an outside investor exercised a total of 60,000 Series Z Warrants on a cashless basis in exchange for issuance of 46,902 shares of our common stock.  The issuance of the shares was exempt from registration under Sections 4(2) and 4(6) of the Securities Act and Regulation D.  The outside investor referred to above is an accredited investor as defined in Rule 501(a) of Regulation D, and was fully informed regarding the investment.  In addition, neither the Company, nor anyone acting on its behalf, offered or sold these securities by any form of general solicitation or general advertising.

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

NEOPROBE CORPORATION (the Company) Dated: May 10, 2011

By:	/s/ Mark J. Pykett
Mark J. Pykett, V.M.D., Ph.D. President and Chief Executive Officer (duly authorized officer; principal executive officer)

By:	/s/ Brent L. Larson
Brent L. Larson Senior Vice President and Chief Financial Officer (principal financial and accounting officer)