Form 10-Q
period 2011-06-30
NEOPROBE CORP
filed 2011-08-08
CIK 810509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2011

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
Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  94,701,936 shares of common stock, par value $.001 per share (as of the close of business on August 1, 2011).

NEOPROBE CORPORATION and SUBSIDIARIES

INDEX

PART I – Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	3

	Consolidated Statements of Operations for the Three-Month and Six-Month Periods Ended June 30, 2011 and June 30, 2010 (unaudited)	5

	Consolidated Statement of Stockholders’ Equity for the Six-Month Period Ended June 30, 2011 (unaudited)	6

	Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2011 and June 30, 2010 (unaudited)	7

	Notes to the Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

	Forward-Looking Statements	21

	The Company	21

	Product Line Overview	22

	Results of Operations	27

	Liquidity and Capital Resources	29

	Recent Accounting Developments	31

	Critical Accounting Policies	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	34

PART II – Other Information

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 6.	Exhibits	43

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets

ASSETS	June 30, 2011	December 31, 2010
	(unaudited)
Current assets:
Cash	$7,544,395	$6,420,506
Accounts receivable, net	2,032,933	2,048,111
Inventory, net	1,642,095	1,458,588
Prepaid expenses and other	160,252	305,798

Total current assets	11,379,675	10,233,003

Property and equipment	2,459,225	2,370,241
Less accumulated depreciation and amortization	1,952,850	1,850,614

	506,375	519,627

Patents and trademarks	544,599	552,470
Less accumulated amortization	450,758	449,783

	93,841	102,687

Other assets	7,421	7,421

Total assets	$11,987,312	$10,862,738

Continued

Neoprobe Corporation and Subsidiaries,
Consolidated Balance Sheets, continued

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2011	December 31, 2010
	(unaudited)
Current liabilities:
Accounts payable	$1,578,508	$1,523,377
Accrued liabilities and other	2,663,246	1,298,697
Notes payable to finance companies	9,072	62,411
Deferred revenue, current portion	735,954	654,430
Derivative liabilities, current portion	—	405,524

Total current liabilities	4,986,780	3,944,439

Deferred revenue	841,074	672,924
Derivative liabilities	60,218	2,077,799
Other liabilities	21,843	35,831

Total liabilities	5,909,915	6,730,993

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; 9,083 Series B shares and 1,000 Series C shares issued and outstanding at June 30, 2011, and 10,000 Series B shares and 1,000 Series C shares issued and outstanding at December 31, 2010	10	11
Common stock; $.001 par value; 200,000,000 shares authorized; 94,537,936 and 86,319,913 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	94,538	86,320
Additional paid-in capital	263,514,167	254,915,713
Accumulated deficit	(257,531,318)	(250,870,299)

Total stockholders’ equity	6,077,397	4,131,745

Total liabilities and stockholders’ equity	$11,987,312	$10,862,738

See accompanying notes to consolidated financial statements

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Net sales	$3,164,700	$2,513,876	$5,642,974	$5,171,748
License and grant revenue	31,135	25,000	392,097	50,000
Total revenues	3,195,835	2,538,876	6,035,071	5,221,748

Cost of goods sold	1,002,976	811,754	1,758,963	1,700,621

Gross profit	2,192,859	1,727,122	4,276,108	3,521,127

Operating expenses:
Research and development	1,963,876	1,737,501	4,553,428	4,139,173
Selling, general and administrative	2,408,943	918,342	5,379,205	2,046,544
Total operating expenses	4,372,819	2,655,843	9,932,633	6,185,717

Loss from operations	(2,179,960)	(928,721)	(5,656,525)	(2,664,590)

Other income (expense):
Interest income	2,984	1,947	6,503	3,761
Interest expense	(1,058)	(268,551)	(2,665)	(552,989)
Change in derivative liabilities	(10,352)	(154,315)	(964,141)	(583,607)
Loss on extinguishment of debt	—	(41,717,380)	—	(41,717,380)
Other	(384)	(2,122)	(1,097)	(2,578)
Total other expense, net	(8,810)	(42,140,421)	(961,400)	(42,852,793)

Loss from continuing operations	(2,188,770)	(43,069,142)	(6,617,925)	(45,517,383)

Discontinued operations – Income (loss) from operations	(120)	(717)	6,906	(12,590)

Net loss	(2,188,890)	(43,069,859)	(6,611,019)	(45,529,973)

Preferred stock dividends	(25,000)	(8,096,745)	(50,000)	(8,156,745)

Loss attributable to common stockholders	$(2,213,890)	$(51,166,604)	$(6,661,019)	$(53,686,718)

Loss per common share (basic and diluted):
Continuing operations	$(0.02)	$(0.64)	$(0.08)	$(0.67)
Discontinued operations	$—	$—	$—	$—
Attributable to common stockholders	$(0.02)	$(0.64)	$(0.08)	$(0.67)

Weighted average shares outstanding:
Basic and diluted	89,660,089	80,260,077	87,549,776	79,917,641

See accompanying notes to consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2010	11,000	$11	86,319,913	$86,320	$254,915,713	$(250,870,299)	$4,131,745

Issued restricted stock	—	—	102,000	102	—	—	102
Cancelled restricted stock	—	—	(90,000)	(90)	90	—	—
Issued stock to 401(k) plan at $1.59	—	—	30,438	30	48,259	—	48,289
Issued stock upon exercise of warrants, net	—	—	3,641,815	3,642	7,511,753	—	7,515,395
Issued stock upon exercise of stock options, net	—	—	1,535,180	1,535	(2,221,563)	—	(2,220,028)
Effect of change in terms of warrants	—	—	—	—	1,978,818	—	1,978,818
Conversion of Series B preferred stock to common stock	(917)	(1)	2,998,590	2,999	(2,998)	—	—
Stock compensation expense	—	—	—	—	1,284,095	—	1,284,095
Preferred stock dividends	—	—	—	—	—	(50,000)	(50,000)
Comprehensive loss:
Net loss	—	—	—	—	—	(6,611,019)	(6,611,019)

Balance, June 30, 2011	10,083	$10	94,537,936	$94,538	$263,514,167	$(257,531,318)	$6,077,397

See accompanying notes to consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(6,611,019)	$(45,529,973)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	110,023	112,217
Loss on disposal and abandonment of assets	18,503	—
Amortization of debt discount and debt offering costs	—	16,109
Issuance of common stock in payment of interest and dividends	—	476,667
Stock compensation expense	1,284,095	303,183
Non-cash inventory adjustment	—	324,000
Change in derivative liabilities	964,141	583,607
Loss on extinguishment of debt	—	41,717,380
Issuance of common stock to 401(k) plan	48,289	40,977
Other	—	1,510
Changes in operating assets and liabilities:
Accounts receivable	11,787	(552,843)
Inventory	(206,525)	(541,511)
Prepaid expenses and other assets	134,085	113,456
Accounts payable	56,331	608,320
Accrued liabilities and other liabilities	1,355,507	(131,075)
Deferred revenue	249,674	38,543
Net cash used in operating activities	(2,585,109)	(2,419,433)

Cash flows from investing activities:
Purchases of equipment	(79,749)	(253,797)
Proceeds from sales of equipment	1,000	—
Patent and trademark costs	(4,660)	(12,202)
Net cash used in investing activities	(83,409)	(265,999)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,306,528	1,044,400
Payment of tax withholdings related to stock-based compensation	(2,404,638)	(43,212)
Payment of stock offering costs	—	(5,000)
Payment of preferred stock dividends	(50,000)	—
Payment of notes payable	(53,339)	—
Payments under capital leases	(6,144)	(5,816)
Net cash provided by financing activities	3,792,407	990,372

Net increase (decrease) in cash	1,123,889	(1,695,060)

Cash, beginning of period	6,420,506	5,639,842

Cash, end of period	$7,544,395	$3,944,782

See accompanying notes to consolidated financial statements.

1.	Summary of Significant Accounting Policies

a.
Basis of Presentation:  The information presented as of June 30, 2011 and for the three-month and six-month periods ended June 30, 2011 and June 30, 2010 is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Neoprobe Corporation (Neoprobe, the Company, or we) believes to be necessary for the fair presentation of results for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  The balances as of June 30, 2011 and the results for the interim periods are not necessarily indicative of results to be expected for the year.  The consolidated financial statements should be read in conjunction with Neoprobe’s audited consolidated financial statements for the year ended December 31, 2010, which were included as part of our Annual Report on Form 10-K.

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

In May 2011, the Company’s Board of Directors adopted and approved the sale (the Asset Sale) of our gamma detection device line of business (the GDS Business) to Devicor Medical Products, Inc. (Devicor).  Under the terms of an Asset Purchase Agreement signed on May 24, 2011, we agreed to sell the assets and assign certain liabilities that are primarily related to the GDS Business.  In exchange for the assets of the GDS Business, Devicor agreed to: (i) make a cash payment to us of $30,000,000; (ii) assume certain liabilities of the Company associated with the GDS Business as specified in the Asset Purchase Agreement; and (iii) make royalty payments to us of up to an aggregate maximum amount of $20,000,000 based on the net revenue attributable to the GDS Business over the course of the six fiscal years ended December 31, 2012, 2013, 2014, 2015, 2016 and 2017.  The GDS Business continues to be held for investment as of June 30, 2011 since the Asset Sale is contingent upon obtaining certain approvals, including stockholder approval and certain third party consents.  If all necessary approvals have been obtained or waived, we expect to complete the Asset Sale shortly after our annual meeting of stockholders scheduled for August 15, 2011.  Until the Asset Sale is approved, we will continue to operate and account for the GDS Business as a segment of Neoprobe.  Following approval of the Asset Sale, the GDS Business segment will be accounted for as a discontinued operation.

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

(2)
Note payable to finance company:  The fair value of our debt is estimated by discounting the future cash flows at rates currently offered to us for similar debt instruments of comparable maturities by banks or finance companies.  At June 30, 2011 and December 31, 2010, the carrying value of this instrument approximated fair value.

(3)
Derivative liabilities:  Derivative liabilities are recorded at fair value.  Fair value of warrant liabilities is determined based on a Black-Scholes option pricing model calculation.  Unrealized gains and losses on the derivatives are classified in other expenses as a change in derivative liabilities in the statements of operations.  See Note 11.

c.
Recent Accounting Developments:  In May 2011, the Financial Accounting Standards Board (FASB) and International Accounting Standards Board (IASB) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04).  ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in US GAAP.  ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011 and shall be applied prospectively.  We do not expect ASU 2011-04 to have a material effect on our consolidated financial statements, however, it may result in additional disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05).  ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements, eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity.  ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income.  ASU 2011-05 is effective for interim and annual reporting periods beginning after December 15, 2011. Because ASU 2011-05 impacts presentation only, it will have no effect on our consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net sales	$11,395	$21,790	$43,960	$36,235
Cost of goods sold	1,360	5,227	3,986	11,616
Gross profit	10,035	16,563	39,974	24,619

Operating expenses:
Research and development	1,859	10,557	17,292	10,808
Selling, general and administrative	8,050	6,660	15,554	26,522
Total operating expenses	9,879	17,217	32,846	37,330

Other income (expense)	(276)	(63)	(222)	121

Income (loss) from discontinued operations	$(120)	$(717)	$6,906	$(12,590)

3.	Fair Value Hierarchy

The following tables set forth, by level, financial liabilities measured at fair value on a recurring basis:

Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2011

	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2011
Liabilities:
Derivative liabilities related to warrants	$—	$60,218	$—	$60,218

Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2010

	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2010
Liabilities:
Derivative liabilities related to warrants, current portion	$—	$405,524	$—	$405,524
Derivative liabilities related to warrants, long-term portion	—	2,077,799	—	2,077,799
Total derivative liabilities	$—	$2,483,323	$—	$2,483,323

There were no Level 1 liabilities outstanding at any time during the three-month and six-month periods ended June 30, 2011 and 2010.  A total of $1,978,818 of our Level 2 liabilities were reclassified to equity related to modifying certain outstanding warrants to remove the language that had previously required them to be classified as derivative liabilities during the six-month period ended June 30, 2011.  (See Note 11.)  There were no transfers in or out of our Level 2 liabilities during the three-month or six-month periods ended June 30, 2010.

4.	Stock-Based Compensation

At June 30, 2011, we have instruments outstanding under three stock-based compensation plans;  the Amended and Restated Stock Option and Restricted Stock Purchase Plan (the Amended Plan), the 1996 Stock Incentive Plan (the 1996 Plan), and the Second Amended and Restated 2002 Stock Incentive Plan (the 2002 Plan).  Currently, under the 2002 Plan, we may grant incentive stock options, nonqualified stock options, and restricted stock awards to full-time employees and directors, and nonqualified stock options and restricted stock awards may be granted to our consultants and agents.  Total shares authorized under each plan are 2 million shares, 1.5 million shares and 7 million shares, respectively.  An additional 3 million shares have been authorized under the 2002 Plan by the Company’s board of directors, subject to ratification by stockholders at the 2011 annual meeting of stockholders.  Although instruments are still outstanding under the Amended Plan and the 1996 Plan, these plans have expired and no new grants may be made from them.  Under all three plans, the exercise price of each stock option is greater than or equal to the closing market price of our common stock on the day prior to or the date of the grant.

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

For the three-month periods ended June 30, 2011 and 2010, our total stock-based compensation expense was approximately $279,000 and $80,000, respectively.  For the six-month periods ended June 30, 2011 and 2010, our total stock-based compensation expense was approximately $1.3 million and $303,000, respectively.  Stock-based compensation expense for the first six months of 2011 included approximately $718,000 of expense related to the separation of our former President and CEO, David C. Bupp.  (See Note 9.)  We have not recorded any income tax benefit related to stock-based compensation in any of the three-month or six-month periods ended June 30, 2011 and 2010.

A summary of the status of our stock options as of June 30, 2011, and changes during the six-month period then ended, is presented below:

	Six Months Ended June 30, 2011
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of period	5,734,500	$0.58
Granted	115,000	4.82
Exercised	(2,249,333)	0.36
Forfeited	(2,667)	0.85
Expired	—	—
Outstanding at end of period	3,597,500	$0.86	5.5 years	$9,031,540

Exercisable at end of period	2,553,167	$0.43	4.1 years	$7,369,053

A summary of the status of our unvested restricted stock as of June 30, 2011, and changes during the six-month period then ended, is presented below:

	Six Months Ended June 30, 2011
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at beginning of period	2,374,500	$1.07
Granted	136,000	3.28
Vested	(1,000,000)	1.15
Forfeited	(90,000)	1.10
Unvested at end of period	1,420,500	$1.22

In April 2011, 1,000,000 shares of restricted stock vested related to the separation of Mr. Bupp.

As of June 30, 2011, there was approximately $1.7 million of total unrecognized compensation cost related to unvested stock-based awards, which we expect to recognize over remaining weighted average vesting terms of 2.0 years.

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

The following table sets forth the reconciliation of the weighted average number of common shares outstanding to those used to compute basic and diluted earnings (loss) per share for the three-month and six-month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
	Basic Earnings Per Share	Diluted Earnings Per Share	Basic Earnings Per Share	Diluted Earnings Per Share
Outstanding shares	94,537,936	94,537,936	82,151,043	82,151,043
Effect of weighting changes in outstanding shares	(3,191,347)	(3,191,347)	(171,966)	(171,966)
Unvested restricted stock	(1,686,500)	(1,686,500)	(1,719,000)	(1,719,000)
Adjusted shares	89,660,089	89,660,089	80,260,077	80,260,077

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Basic Earnings Per Share	Diluted Earnings Per Share	Basic Earnings Per Share	Diluted Earnings Per Share
Outstanding shares	94,537,936	94,537,936	82,151,043	82,151,043
Effect of weighting changes in outstanding shares	(5,301,660)	(5,301,660)	(514,402)	(514,402)
Unvested restricted stock	(1,686,500)	(1,686,500)	(1,719,000)	(1,719,000)
Adjusted shares	87,549,776	87,549,776	79,917,641	79,917,641

Earnings (loss) per common share for the three-month and six-month periods ended June 30, 2011 and 2010 excludes the effects of 54,739,358 and 60,242,500 common share equivalents, respectively, since such inclusion would be anti-dilutive. The excluded shares consist of common shares issuable upon exercise of outstanding stock options and warrants, and upon the conversion of convertible preferred stock.

The Company’s unvested stock awards contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”).  Therefore, the unvested stock awards are included in the number of shares outstanding for both basic and diluted earnings per share calculations, except in the event of a net loss from operations.  Due to our net loss, 1,686,500 and 1,719,000 shares of unvested restricted stock were excluded in determining basic and diluted loss per share for the three-month and six-month periods ended June 30, 2011 and 2010, respectively.

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

During the six-month period ended June 30, 2011, we capitalized $213,000 of inventory costs associated with our Lymphoseek product.  During the three-month periods ended June 30, 2011 and 2010, and the six-month period ended June 30, 2010, we did not capitalize any such costs.  During the three-month period ended June 30, 2010, we expensed $324,000 of previously capitalized pharmaceutical materials to research and development as they were no longer considered to be usable in the production of future saleable final drug product inventory.

The components of net inventory as of June 30, 2011 and December 31, 2010, net of reserves of $78,000 and $81,000, respectively, are as follows:

	June 30, 2011 (unaudited)	December 31, 2010
Pharmaceutical materials	$482,000	$482,000
Gamma detection device materials	298,245	302,323
Pharmaceutical work-in-process	362,203	150,000
Gamma detection device finished goods	499,647	524,265
Total	$1,642,095	$1,458,588

We estimate a reserve for obsolete inventory based on management’s judgment of probable future commercial use, which is based on an analysis of current inventory levels, historical and estimated future sales and production rates, and estimated shelf lives.

7.	Intangible Assets

The major classes of intangible assets are as follows:

	June 30, 2011			December 31, 2010
	Weighted Average Remaining Life1	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents and trademarks	3.1 yrs	$544,599	$450,758	$552,470	$449,783

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

We warrant our products against defects in design, materials, and workmanship generally for a period of one year from the date of sale to the end customer, except in cases where the product has a limited use as designed.  Our accrual for warranty expenses is adjusted periodically to reflect actual experience and is included in accrued liabilities and other on the consolidated balance sheets.  Our primary marketing partner, Devicor, also reimburses us for a portion of warranty expense incurred based on end customer sales they make during a given fiscal year.  Payments charged against the reserve are disclosed net of Devicor’s estimated reimbursement.

The activity in the warranty reserve account for the three-month and six-month periods ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Warranty reserve at beginning of period	$47,650	$77,624	$56,110	$61,400
Provision for warranty claims and changes in reserve for warranties	11,271	12,473	2,811	50,571
Payments charged against the reserve	(3,574)	(16,280)	(3,574)	(38,154)
Warranty reserve at end of period	$55,347	$73,817	$55,347	$73,817

9.	Separation of David Bupp

In March 2011, Neoprobe announced the departure of our then-current President and CEO, David C. Bupp, effective April 15, 2011.  The following table summarizes accrued expenses as of June 30, 2011, including employer payroll tax obligations, related to the provisions of Mr. Bupp’s separation agreement:

As of June 30, 2011
Separation	$450,184
Pro-rated 2011 bonus	60,870
Employer payroll taxes related to stock-based compensation	17,092
Estimated continuing healthcare coverage	71,512
$599,658

Concurrent with Mr. Bupp’s separation, Dr. Mark J. Pykett was named Neoprobe’s new President and CEO, effective April 15, 2011.

10.	Convertible Securities

During the three-month and six-month periods ended June 30, 2010, we recorded interest expense of $8,000 and $16,000, respectively, related to amortization of the debt discounts and deferred financing costs related to our convertible notes.

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

During the first six months of 2011, certain outside investors exercised 1,578,948 Series CC warrants, 1,194,211 Series DD warrants, 810,000 Series V warrants, and 60,000 Series Z warrants, resulting in reclassification of $1.4 million in derivative liabilities related to those warrants to additional paid-in capital during the first six months of 2011.

The net effect of marking the Company’s derivative liabilities to market during the three-month periods ended June 30, 2011 and 2010 resulted in net increases in the estimated fair values of the derivative liabilities of approximately $10,000 and $154,000, respectively, which were recorded as non-cash expense.  The net effect of marking the Company’s derivative liabilities to market during the six-month periods ended June 30, 2011 and 2010 resulted in net increases in the estimated fair values of the derivative liabilities of approximately $964,000 and $584,000, respectively, which were also recorded as non-cash expense.  The total estimated fair value of the remaining derivative liabilities was $60,000 as of June 30, 2011.

12.	Stock Warrants

During the first six months of 2011, certain outside investors exercised 1,578,948 Series CC warrants in exchange for issuance of 1,578,948 shares of our common stock, resulting in gross proceeds of $3,331,580.  Also during the first six months of 2011, certain outside investors exercised 1,194,211 Series DD warrants in exchange for issuance of 1,194,211 shares of our common stock, resulting in gross proceeds of $2,519,785.  In addition, another outside investor exercised 60,000 Series Z warrants on a cashless basis in exchange for issuance of 46,902 shares of our common stock during the first six months of 2011.  Also during the first six months of 2011, an investment banker exercised 23,684 Series EE warrants on a cashless basis in exchange for issuance of 11,754 shares of our common stock.  Finally, during the first six months of 2011, Mr. Bupp and certain members of his family exercised 810,000 Series V warrants in exchange for issuance of 810,000 shares of our common stock, resulting in gross proceeds of $255,600.

At June 30, 2011, there are 17.6 million warrants outstanding to purchase our common stock.  The warrants are exercisable at prices ranging from $0.31 to $2.375 per share with a weighted average exercise price of $0.56 per share.

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

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Due to the uncertainty surrounding the realization of the deferred tax assets in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance at June 30, 2011.

Current accounting standards include guidance on the accounting for uncertainty in income taxes recognized in the financial statements.  Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility.  As a result, no liability for uncertain tax positions was recorded as of June 30, 2011 and we do not expect any significant changes in the next twelve months.  Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense.

15.	Segments

We report information about our operating segments using the “management approach” in accordance with current accounting standards.  This information is based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance.  Our reportable segments are identified based on differences in products, services and markets served.  There were no inter-segment sales.  We own or have rights to intellectual property involving two primary types of medical device products, including oncology instruments currently used primarily in the application of sentinel lymph node biopsy, and blood flow measurement devices.  We also own or have rights to intellectual property related to several drug and therapy products.  Such drug and therapy products will be the only products remaining in our portfolio following completion of the Asset Sale.  See Note 1(a).

The information in the following table is derived directly from each reportable segment’s financial reporting.

($ amounts in thousands) Three Months Ended June 30, 2011	Oncology Devices	Drug and Therapy Products	Corporate	Total
Net sales:
United States1	$3,100	$—	$—	$3,100
International	65	—	—	65
License and grant revenue	25	6	—	31
Research and development expenses	278	1,686	—	1,964
Selling, general and administrative expenses, excluding depreciation and amortization2	80	—	2,279	2,359
Depreciation and amortization	21	2	27	50
Income (loss) from operations3	1,808	(1,682)	(2,306)	(2,180)
Other income (expense)4	—	—	(9)	(9)
Income (loss) from continuing operations	1,808	(1,682)	(2,315)	(2,189)
Income (loss) from discontinued operations	—	—	—	—
Total assets, net of depreciation and amortization:
United States operations	3,019	1,069	7,889	11,977
Discontinued operations	—	—	10	10
Capital expenditures	—	1	22	23

($ amounts in thousands) Three Months Ended June 30, 2010	Oncology Devices	Drug and Therapy Products	Corporate	Total
Net sales:
United States1	$2,479	$—	$—	$2,479
International	35	—	—	35
License revenue	25	—	—	25
Research and development expenses	83	1,655	—	1,738
Selling, general and administrative expenses, excluding depreciation and amortization2	54	—	814	868
Depreciation and amortization	31	2	17	50
Income (loss) from operations3	1,559	(1,657)	(831)	(929)
Other income (expense)4	—	—	(42,140)	(42,140)
Income (loss) from continuing operations	1,559	(1,657)	(42,971)	(43,069)
Loss from discontinued operations	—	—	(1)	(1)
Total assets, net of depreciation and amortization:
United States operations	3,251	441	4,194	7,886
Discontinued operations	—	—	6	6
Capital expenditures	—	142	21	163

($ amounts in thousands) Six Months Ended June 30, 2011	Oncology Devices	Drug and Therapy Products	Corporate	Total
Net sales:
United States1	$5,510	$—	$—	$5,510
International	133	—	—	133
License and grant revenue	50	342	—	392
Research and development expenses	590	3,963	—	4,553
Selling, general and administrative expenses, excluding depreciation and amortization2	149	—	5,120	5,269
Depreciation and amortization	41	17	52	110
Income (loss) from operations3	3,153	(3,638)	(5,172)	(5,657)
Other income (expense)4	—	—	(961)	(961)
Income (loss) from continuing operations	3,153	(3,638)	(6,133)	(6,618)
Income from discontinued operations	—	—	7	7
Total assets, net of depreciation and amortization:
United States operations	3,019	1,069	7,889	11,977
Discontinued operations	—	—	10	10
Capital expenditures	5	11	64	80

($ amounts in thousands) Six Months Ended June 30, 2010	Oncology Devices	Drug and Therapy Products	Corporate	Total
Net sales:
United States1	$5,116	$—	$—	$5,116
International	56	—	—	56
License revenue	50	—	—	50
Research and development expenses	254	3,885	—	4,139
Selling, general and administrative expenses, excluding depreciation and amortization2	115	—	1,820	1,935
Depreciation and amortization	64	15	33	112
Income (loss) from operations3	3,089	(3,900)	(1,853)	(2,664)
Other income (expense)4	—	—	(42,853)	(42,853)
Income (loss) from continuing operations	3,089	(3,900)	(44,706)	(45,517)
Loss from discontinued operations	—	—	(13)	(13)
Total assets, net of depreciation and amortization:
United States operations	3,251	441	4,194	7,886
Discontinued operations	—	—	6	6
Capital expenditures	—	220	34	254

1	All sales to Devicor and EES are made in the United States. Devicor distributes the product globally through its international affiliates.
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

16.	Supplemental Disclosure for Statements of Cash Flows

During the six-month periods ended June 30, 2011 and 2010, we paid interest aggregating $3,000 and $134,000, respectively.  During the six-month period ended June 30, 2010, we issued 347,832 shares of our common stock as payment of interest on our convertible debt and dividends on our convertible preferred stock.  During the six-month periods ended June 30, 2011 and 2010, we issued 30,438 and 53,499 shares of our common stock, respectively, as matching contributions to our 401(k) plan.  During the six-month periods ended June 30, 2011 and 2010, we transferred $23,000 and $44,000, respectively, of inventory to fixed assets related to the creation and maintenance of a pool of service loaner equipment.  During the six-month period ended June 30, 2010, we reclassified $223,000 of deferred stock offering costs to additional paid-in capital related to the issuance of our common stock to Fusion Capital.  Also during the six-month period ended June 30, 2010, we recorded a deemed dividend of $8.0 million related to the exchange of the Series A Preferred Stock for Series B Preferred Stock.

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

The Company

Neoprobe is a biomedical technology company focused on enhancing oncology patient care and improving patient benefit through radiopharmaceutical product development. Neoprobe is actively developing two radiopharmaceutical agent platforms – Lymphoseek® (Tilmanocept) and RIGScanTM – to help surgeons better identify and treat certain types of cancer.  Neoprobe’s subsidiary, Cira Biosciences, Inc. (Cira Bio), also has rights to a patient-specific cellular therapy technology platform called ACT.  Neoprobe’s strategy is to deliver superior growth and shareholder return by bringing to market novel radiopharmaceutical agents and advancing the Company’s pipeline program through continued investment and selective licenses and/or acquisitions.

In addition to the radiopharmaceutical products we have in development, we currently market a line of medical devices, our neoprobe® GDS gamma detection systems (the GDS Business).  However, in May 2011, the Company’s Board of Directors approved the sale of our gamma detection device line of business (the Asset Sale) to Devicor Medical Products, Inc. (Devicor).  Under the terms of an Asset Purchase Agreement signed on May 24, 2011, we agreed to sell the assets and assign certain liabilities that are primarily related to the GDS Business.  In exchange for the assets of the GDS Business, Devicor agreed to: (i) make a cash payment to us of $30,000,000; (ii) assume certain liabilities of the Company associated with the GDS Business as specified in the Asset Purchase Agreement; and (iii) make royalty payments to us of up to an aggregate maximum amount of $20,000,000 based on the net revenue attributable to the GDS Business over the course of the six fiscal years ended December 31, 2012, 2013, 2014, 2015, 2016 and 2017.  The Asset Sale is contingent upon obtaining certain approvals, including stockholder approval and certain third party consents.  If all necessary approvals have been obtained or waived, we expect to complete the Asset Sale shortly after our annual meeting of stockholders (Annual Meeting) scheduled for August 15, 2011.  Until the Asset Sale is completed, we will continue to operate and account for the GDS Business as a segment of Neoprobe.

Product Line Overview

We believe that the future prospects for Neoprobe continue to improve as we make progress in all of our key growth and development areas, especially related to our Lymphoseek initiative.  We expect our overall research and development expenditures to continue to be higher during the remainder of 2011 as compared to 2010 due to filing the New Drug Application (NDA) for Lymphoseek, the expansion of our clinical and regulatory staff to support the commercialization of Lymphoseek and further development of RIGScan, and the implementation of steps to expand our product pipeline.  The level to which the expenditures rise will depend on the extent to which we are able to execute on each of these strategic initiatives, but we are confident we will have the resources necessary to do so.  Our primary development efforts over the last few years have been focused on our oncology drug development initiatives, Lymphoseek and RIGScan.  We continue to make progress with both initiatives; however, neither Lymphoseek nor RIGScan is anticipated to generate any significant revenue for us during 2011.

Our gamma detection device line has continued to provide a revenue base producing cash flow covering our public company overhead and contributing to funding our research and development efforts.  In May 2011, the Company’s Board of Directors approved the sale of the GDS Business to Devicor.  Under the terms of an Asset Purchase Agreement signed on May 24, 2011, we agreed to sell the assets and assign certain liabilities that are primarily related to the GDS Business.  In exchange for the assets of the GDS Business, Devicor agreed to: (i) make a cash payment to us of $30,000,000; (ii) assume certain liabilities of the Company associated with the GDS Business as specified in the Asset Purchase Agreement; and (iii) make royalty payments to us of up to an aggregate maximum amount of $20,000,000 based on the net revenue attributable to the GDS Business over the course of the next six fiscal years.  The Asset Sale is contingent upon obtaining certain approvals, including stockholder approval and certain third party consents.  If all necessary approvals have been obtained or waived, we expect to complete the Asset Sale shortly after our Annual Meeting scheduled for August 15, 2011.  Until the Asset Sale is completed, we will continue to operate and account for the GDS Business as a segment of Neoprobe.  The Asset Sale will allow us to focus our resources and efforts on the continued development of our radiopharmaceutical products, and to pursue efforts to expand our drug development portfolio.

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

Our efforts thus far in 2011 have resulted in the following milestone achievements:

•	Gained listing of our common stock on the NYSE Amex Stock Exchange
•	Improved investor awareness through presentation at several prominent investor conferences
•	Secured independent analyst coverage from several major brokerage firms
•	Announced that our second clinical study of Lymphoseek in subjects with breast cancer or melanoma (NEO3-09) reached its accrual goal
•	Completed a successful pre-investigational new drug meeting for RIGScanTM with the U.S. Food and Drug Administration (FDA)
•	Reached agreement with a major investor regarding a potential proxy contest
•	Appointed Drs. Peter Drake and Jess Jones to the Neoprobe Board of Directors
•	Appointed Dr. Mark Pykett as President and CEO
•	Filed a shelf registration on Form S-3 to allow the Company to raise capital as necessary through the sale of up to $100 million in a primary offering of securities
•	Announced Lymphoseek met all primary and secondary endpoints in the NEO3-09 clinical study

•	Announced top-line data from the NEO3-09 clinical study with all primary endpoints achieved
•	Announced the sale of our gamma detection device business to Devicor Medical Products, Inc., subject to shareholder approval, for up to $50 million in total consideration
•	Appointed Thomas Tulip as Executive Vice President and Chief Business Officer
•	Presented full data from the NEO3-09 clinical study at the American Society of Clinical Oncology and Society of Nuclear Medicine Meetings
•	Established a European business unit to support regulatory, development and commercial activities in the European Union
•	Undertook process development and pilot production activities for RIGScan manufacturing

Our operating expenses during the first half of 2011 were focused primarily on support of Lymphoseek product development and on efforts to reinitiate development activities for our RIGScan product initiative.  We expect our drug-related development expenses for 2011 to be considerably higher than 2010 as we complete preparations for the filing of a NDA for Lymphoseek and as we continue the other clinical evaluations of Lymphoseek to support post-marketing amendments to the NDA, as well as increase our efforts to develop our RIGScan product.

During 2008, we initiated patient enrollment in a Phase 3 clinical study in subjects with either breast cancer or melanoma (NEO3-05).  In March 2009, we announced that this study had reached the accrual of 203 lymph nodes, the study’s primary accrual objective.  The NEO3-05 Phase 3 clinical study was an open label trial of node-negative subjects with either breast cancer or melanoma.  It was designed to evaluate the safety and the accuracy of Lymphoseek in identifying the lymph nodes draining from the subject’s tumor site.  To demonstrate the accuracy of Lymphoseek, each subject consenting to participate in the study was injected in proximity to the tumor with Lymphoseek and one of the vital blue dyes that are commonly used in lymphatic mapping procedures.  The primary efficacy objective of the study was to identify lymph nodes that contained the vital blue dye and to demonstrate a statistically acceptable concordance rate between the identification of lymph nodes with the vital blue dye and Lymphoseek.  To be successful, the study needed to achieve a statistical p-value of at least 0.05 in its primary endpoint.  In addition, the secondary endpoint of the study was to pathologically examine lymph nodes identified by either the vital blue dyes or Lymphoseek to determine if cancer was present in the lymph nodes.

In June 2009, we initiated a Phase 3 clinical trial to be conducted in subjects with head and neck squamous cell carcinoma (NEO3-06).  The NEO3-06 clinical study was designed to expand the potential labeling for Lymphoseek as a sentinel lymph node targeting agent after the initial marketing clearance for the product.  Our discussions with FDA and the European Medicines Agency (EMA) have also suggested that the NEO3-06 clinical trial will further support the use of Lymphoseek in sentinel lymph node biopsy procedures.  We believe the outcome of the trial will be beneficial to the marketing and commercial adoption of Lymphoseek in the U.S. and will support registration in the European Union (EU).  Subject recruitment and enrollment is actively underway at a number of institutions and the trial protocol is currently under review at several other institutions.  The trial requires the accrual of 114 subjects with lymph nodes found to contain tumor upon biopsy and pathology assessment. The accrual rate for this trial is slower than the accrual rate for the NEO3-05 and NEO3-09 trials due in part to the incidence rate for head and neck cancers and the inclusion/exclusion criteria for subjects eligible to participate in this trial.  We do not expect this trial to complete full accrual until sometime in 2012; however, an interim analysis is planned once 57 subjects with pathology-positive lymph nodes have been obtained, and the protocol provides for the option of potentially stopping the trial in the event we encounter subjects with disease-involved lymph nodes at a higher than historical expected rate.

In March 2010, Neoprobe met with FDA to review the clinical outcomes of NEO3-05.  The meeting included a review of the efficacy and safety results of the NEO3-05 clinical study and Neoprobe’s plans for the submission of a NDA for Lymphoseek based on the results of NEO3-05 and other previously completed clinical studies.  During the meeting, Neoprobe provided FDA with the clinical results of the protocol-compliant clinical sites that participated in the NEO3-05 clinical study that contributed 136 intent-to-treat subjects who provided 215 lymph nodes containing the vital blue dye.  210 of the vital blue dye positive lymph nodes contained Lymphoseek for an overall concordance rate of 98%, achieving a very high level of statistical significance (p-value = 0.0001) for the primary endpoint of the clinical study.  Prior to the meeting, FDA requested that Neoprobe conduct a “reverse concordance” assessment of the clinical study where Lymphoseek might identify lymph nodes missed by the vital blue dyes.  This assessment showed that Lymphoseek was able to identify 85 additional lymph nodes that did not contain the vital blue dye, and 18% of these nodes were found by pathology to contain cancer.  There were no significant reported safety events related to Lymphoseek.  FDA indicated that the clinical data from the NEO3-05 clinical study and other completed clinical evaluations of Lymphoseek would be supportive of a NDA submission for Lymphoseek.  FDA also encouraged Neoprobe to request a series of pre-NDA meetings to review the non-clinical and chemistry, manufacturing and control (CMC) components of the NDA prior to its formal submission.  Neoprobe completed successful non-clinical and CMC pre-NDA reviews with FDA during the second quarter of 2010.

As a result of the March 2010 meeting, we moved forward with a plan to file the NDA for Lymphoseek later in 2010.  A key part of the plan, however, was to ensure that the patient population in the safety database that would be considered in the approval of Lymphoseek would be adequate to meet the expectations of FDA.  As such, in July 2010, Neoprobe initiated enrollment in another Phase 3 clinical evaluation of Lymphoseek in subjects with either breast cancer or melanoma (NEO3-09), primarily for purposes of augmenting the safety population and to support expanded product labeling claims.  Based on guidance received in the March 2010 meeting, we planned to file data related to the NEO3-09 trial as part of a planned major amendment to the primary NDA.

In October 2010, Neoprobe held a pre-NDA meeting with FDA for Lymphoseek.  As a result of the pre-NDA meeting, FDA requested that data from both the completed NEO3-05 study and the NEO3-09 study then in progress be included in the Company’s primary NDA for Lymphoseek, rather than submitting the NEO3-09 study safety data as a planned major amendment to the ongoing NDA review, as the Company had initially intended.  The pre-NDA assessment resulted in no modification to the NEO3-09 trial design or endpoints or to any of the other previously agreed-to clinical or regulatory components of the Lymphoseek NDA.  As such, NEO3-09 will now be one of two adequate and well-controlled trials included in the primary NDA submission for a first-cycle review.

In February 2011, we announced that we had accrued an adequate number of subjects to enable us to meet the lymph node accrual goal for the NEO3-09 clinical trial.  Top-line data from NEO3-09 were released during the second quarter of 2011, indicating that all primary and secondary endpoints for the study were met and demonstrating strong agreement with the successful NEO3-05 clinical study. The Lymphoseek NDA submission will be based on the clinical results of the NEO3-05 and NEO3-09 Phase 3 clinical studies, and other already completed clinical and non-clinical evaluations of Lymphoseek, as well as its manufacturing and quality. Neoprobe expects to submit the NDA for Lymphoseek by the end of August 2011.  Depending on the timing and the outcome of the FDA regulatory review cycle, we believe that Lymphoseek could be commercialized in mid-2012.  We cannot assure you, however, that this product will achieve regulatory approval, or if approved, that it will achieve market acceptance.

Over the past few years, we have also made progress in advancing our RIGScan development program while incurring minimal research expenses.  Our RIGS technology, which had been essentially inactive since failing to gain approval following our original biologic license application in 1997, has been the subject of renewed interest due primarily to the analysis of survival data related to patients who participated in the original Phase 3 clinical studies that were completed in 1996.  We received additional guidance from EMA during 2008 on the clinical development for RIGScan which we used as our basis to re-approach FDA.

Our objective has been, and continues to be, to define and implement a clinical development plan which is harmonized between the U.S. and the EU in order to leverage our resources and efforts, and engage potential development partners.  To that end, during December 2009 we submitted an IND amendment to FDA which included the design of a proposed Phase 3 clinical trial of RIGScan.  Since filing the IND amendment, we have determined that due to differences in the current manufacturing process from the process used in the 1990’s, a further amendment to the IND should be filed addressing the differences.  In addition, in October 2010, we filed a response letter to FDA related to the Agency’s complete response letter to the open Biologic License Application (BLA) from 1997.  During 2010, we also learned that review responsibility for the RIGS BLA had been transferred from CBER to the Division of Medical Imaging Products in CDER at FDA.  The submission of the BLA response letter was the first of several activities that Neoprobe intends to complete with FDA related to the reactivation of development of the RIGS technology.  We held a pre-IND meeting with FDA in February 2011 to discuss the clinical development and regulatory plans for RIGScan.

The focus of Neoprobe’s February 2011 pre-IND meeting with FDA was to first define the basic CMC requirements needed to resume clinical development efforts on RIGScan.  FDA reviewed Neoprobe’s comprehensive pre-IND package, including key aspects of the clinical development and drug development plans, and provided direction to the Company on its clinical and manufacturing activities going forward.  As an outcome of the pre-IND meeting, FDA provided guidance regarding enhancing our manufacturing platform, including process improvements to increase manufacturing efficiency and the quality of the underlying biologic antibody.  With the guidance, we have begun to implement manufacturing plans as a first step to recommencing clinical study of the technology in 2012 and beyond.  In addition, FDA suggested Neoprobe consider using a humanized version of the CC49 antibody in future clinical trials rather than the murine (mouse DNA-based) antibody used in earlier RIGScan trials.  We are evaluating the impact of a change to the humanized antibody as a part of our current efforts to obtain scientific advice from EMA.  We expect to hold a scientific advice meeting with EMA in the coming months and will evaluate this outcome along with the feedback from FDA in determining which steps are most appropriate in getting RIGScan back into human clinical testing as quickly as possible

It should also be noted that the RIGScan biologic drug has not been produced for several years.  We have successfully completed the initial steps in re-characterizing the murine-based drug cell line and believe, based on work done to date, that the cell line is still viable.  During the third quarter of 2009, we announced that we had executed a Biopharmaceutical Development and Supply Agreement with Laureate Biopharmaceutical Services, Inc. (Laureate Biopharma).  This agreement will support manufacturing process development work, the initial evaluation of the viability of the CC49 master working cell bank, and the initial steps in re-validating the clinical grade and commercial production process for the RIGScan antibody.  Laureate Biopharma has made progress in the re-validation of the manufacturing process and has completed preliminary biologic characterization activities.  Our development plans for RIGScan include the consideration of alternative radiolabeling processes and the possibility of utilizing the more state-of-the-art humanized antibody.  Depending on the outcome of our evaluation, we will need to establish manufacturing and radiolabeling capabilities for the CC49 antibody in order to meet the regulatory needs for the RIGScan product.  We have already begun discussions with parties capable of supporting such activities.

We believe it may be advantageous for us to identify a development partner for RIGScan.  Such a partner may or may not be involved in funding future RIGS development.  In the past, we have engaged in discussions with various parties regarding potential partnerships.  Additionally, we are re-approaching EMA through the scientific advice process to help clarify the regulatory pathway in the EU and assist us and our potential partners in assessing the full potential for RIGScan.  However, even if we are able to make such arrangements on satisfactory terms, we believe that the time required for continued development, regulatory approval and commercialization of a RIGS product would likely be a minimum of five years before we receive any significant product-related royalties or revenues.  We cannot assure you that we will be able to complete definitive agreements with a development partner or obtain financing to fund development of the RIGS technology and do not know if such arrangements could be obtained on a timely basis on terms acceptable to us, or at all.  We also cannot assure you that FDA or EMA will clear our RIGS products for marketing or that any such products will be successfully introduced or achieve market acceptance.

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

Our gamma detection devices are currently distributed in most global markets by Devicor Medical Products, Inc. (Devicor).  Prior to July 2010, our gamma detection device products were marketed through a distribution arrangement with Ethicon Endo-Surgery, Inc. (EES), a Johnson & Johnson company.  In July 2010, Devicor acquired EES’ breast care business, including an assignment of the distribution agreement with Neoprobe.  In May 2011, Neoprobe’s Board of Directors adopted and approved the sale of the GDS Business to Devicor.  Under the terms of an Asset Purchase Agreement signed on May 24, 2011, we agreed to sell the assets and assign certain liabilities that are primarily related to the GDS Business.  In exchange for the assets of the GDS Business, Devicor agreed to: (i) make a cash payment to us of $30,000,000; (ii) assume certain liabilities of the Company associated with the GDS Business as specified in the Asset Purchase Agreement; and (iii) make royalty payments to us of up to an aggregate maximum amount of $20,000,000 based on the net revenue attributable to the GDS Business over the course of the next six fiscal years.  The Asset Sale is contingent upon obtaining certain approvals, including stockholder approval and certain third party consents.  If all necessary approvals have been obtained or waived, we expect to complete the Asset Sale shortly after our Annual Meeting scheduled for August 15, 2011.  Until the Asset Sale is completed, we will continue to operate and account for the GDS Business as a segment of Neoprobe.  The Asset Sale will allow us to focus our resources and efforts on the continued development of our radiopharmaceutical products, and to pursue efforts to expand our drug development portfolio.

Overall, we expect revenues from our gamma detection devices to result in a net profit for that line of business through the date of the Asset Sale, excluding general and administrative costs, interest and other financing-related charges.  Our overall operating results for 2011 will also be greatly affected by the increased level of development activity we continue to conduct to support our radiopharmaceutical products.  Primarily as a result of the loss of sales revenue from the GDS business following the Asset Sale, as well as significant development costs we expect to incur related to the continued clinical development of Lymphoseek and RIGScan, we do not expect to achieve overall operating profitability during 2011.  We cannot assure you that our current or potential new products will be successfully commercialized, that we will achieve significant product revenues, or that we will achieve or be able to sustain profitability in the future.

Results of Operations

Revenue for the first half of 2011 increased to $6.0 million from $5.2 million during the same period in 2010.  Research and development expenses, as a percentage of net sales, remained steady at 81% during the first half of 2011 compared to 80% during the same period in 2010.  Due to the planned sale of the GDS business coupled with the ongoing development activities of the Company, research and development expenses as a percentage of sales are expected to be significantly higher in 2011 than they were in 2010.  Selling, general and administrative expenses, as a percentage of net sales, increased to 95% during the first half of 2011 from 40% during the same period in 2010, primarily related to the separation of our former President and CEO, David Bupp, investment banking and professional services costs related to the planned sale of the GDS business, and personnel-related costs in support of our ongoing development activities and anticipated future growth.

Three Months Ended June 30, 2011 and 2010

Net Sales and Margins.  Net sales, comprised primarily of sales of our gamma detection systems, increased $651,000, or 26%, to $3.2 million during the second quarter of 2011 from $2.5 million during the same period in 2010.  Gross margins on net sales remained steady at 68% of net sales for the second quarters of 2011 and 2010.

Gamma detection device sales increased by $660,000 along with an increase of $23,000 in extended warranty revenue, offset by a decrease of $32,000 in service revenue.  Of the $660,000 increase in gamma detection device sales, approximately $700,000 was attributable to increased sales volumes, offset by $40,000 attributable to decreased sales prices.  The price at which we sell our gamma detection device products to Devicor is based on a fixed percentage of their global end-customer average sales price, subject to a minimum floor price.  Increased sales volumes of control units, wireless probes and corded probes were offset by declines in sales prices of control units and wireless probes.

License and Grant Revenue.  License revenue for the second quarter of both 2011 and 2010 included $25,000 from the pro-rata recognition of license fees related to the renewed distribution agreement with Devicor.  During the second quarter of 2011, we recognized approximately $6,000 in grant revenue related to an Ohio Third Frontier grant to support Lymphoseek development.  No grant revenue was recognized during the second quarter of 2010.

Research and Development Expenses.  Research and development expenses increased $226,000, or 13%, to $2.0 million during the second quarter of 2011 from $1.7 million during the same period in 2010.  Research and development expenses in the second quarter of 2011 included approximately $1.7 million in drug and therapy product development costs and $278,000 in gamma detection device development costs.  This compares to expenses of $1.7 million and $83,000 in these segment categories during the same period in 2010.  The changes in each category were primarily due to (i) increased regulatory consulting costs of $233,000 and compensation of $97,000, offset by decreased process development costs of $406,000 and clinical activity costs of $126,000 related to Lymphoseek; and increased regulatory consulting costs of $66,000 and process development costs of $56,000 related to RIGScan, and (ii) net increases in development costs of $115,000 related to new and enhanced products and increased general overhead expenses of $25,000, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $1.5 million, or 162%, to $2.4 million during the second quarter of 2011 from $918,000 during the same period in 2010.  The net increase was primarily due to investment banking and professional services costs related to the planned sale of our GDS business of $677,000, increased compensation costs of $344,000 related to increased headcount and incentive-based compensation, and increases in legal and investor relations fees primarily related to certain investor issues of $200,000.

Other Income (Expenses).  Other expense, net, was $9,000 during the second quarter of 2011 as compared to other expense, net, of $42.1 million during the same period in 2010.  During the second quarter of 2010, we recorded a loss on the extinguishment of debt of $41.7 million related to the exchange of our outstanding convertible debt for convertible preferred stock.  During the second quarters of 2011 and 2010, we recorded charges of $10,000 and $154,000, respectively, related to the increases in derivative liabilities resulting from the requirement to mark our derivative liabilities to market.  Interest expense decreased $268,000 to $1,000 during the second quarter of 2011 from $269,000 for the same period in 2010, primarily due to the June 2010 exchange of our outstanding convertible debt agreements for convertible preferred stock.  Of this interest expense, $236,000 in the second quarter of 2010 was non-cash in nature due to the payment or accrued payment of interest on our convertible debt with shares of our common stock.  An additional $8,000 in the second quarter of 2010 was non-cash in nature related to the amortization of debt issuance costs and discounts resulting from the warrants and conversion features of the convertible debt.

Six Months Ended June 30, 2011 and 2010

Net Sales and Margins.  Net sales, comprised primarily of sales of our gamma detection systems, increased $471,000, or 9%, to $5.6 million during the first six months of 2011 from $5.2 million during the same period in 2010.  Gross margins on net sales increased slightly to 69% of net sales for the first six months of 2011 compared to 67% of net sales for the same period in 2010.

Gamma detection device sales increased by $478,000 along with an increase of $50,000 in extended warranty revenue, offset by a decrease of $57,000 in service revenue.  Of the $478,000 increase in gamma detection device sales, approximately $590,000 was attributable to increased sales volumes, offset by $112,000 attributable to decreased sales prices.  The price at which we sell our gamma detection device products to Devicor is based on a fixed percentage of their global end-customer average sales price, subject to a minimum floor price.  Increased sales volumes of control units, wireless probes and corded probes were offset by declines in sales prices of those products.  The increase in gross margins on net product sales was due to net changes in the product mix coupled with the impact of the decrease in sales prices.

License and Grant Revenue.  License revenue for the first six months of both 2011 and 2010 included $50,000 from the pro-rata recognition of license fees related to the renewed distribution agreement with Devicor.  During the first six months of 2011, we recognized approximately $342,000 in grant revenue related to Ohio Third Frontier grants to support Lymphoseek development.  No grant revenue was recognized during the first six months of 2010.

Research and Development Expenses.  Research and development expenses increased $414,000, or 10%, to $4.6 million during the first six months of 2011 from $4.1 million during the same period in 2010.  Research and development expenses in the first six months of 2011 included approximately $4.0 million in drug and therapy product development costs and $591,000 in gamma detection device development costs.  This compares to expenses of $3.9 million and $254,000 in these segment categories during the same period in 2010.  The changes in each category were primarily due to (i) increased clinical activity costs of $356,000, compensation of $270,000, and regulatory consulting costs of $254,000, offset by decreased process development costs of $556,000 and pricing study costs of $217,000 related to Lymphoseek; and decreased process development costs of $222,000 and pricing study costs of $108,000, offset by increased regulatory consulting costs of $316,000 related to RIGScan, and (ii) net increases in development costs of $213,000 related to new and enhanced products and increased general overhead expenses of $92,000, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $3.3 million, or 163%, to $5.4 million during the first six months of 2011 from $2.0 million during the same period in 2010.  The net increase was primarily due to separation costs of $1.6 million related to the separation of our former President and CEO, David Bupp, investment banking and professional services costs related to the planned sale of our GDS Business of $679,000, increased compensation costs of $428,000 related to increased headcount and incentive-based compensation, and increased legal and investor relations fees primarily related to certain investor issues of $200,000.

Other Income (Expenses).  Other expense, net, was $961,000 during the first six months of 2011 as compared to other expense, net, of $42.9 million during the same period in 2010.  During the first six months of 2010, we recorded a loss on the extinguishment of debt of $41.7 million related to the exchange of our outstanding convertible debt for convertible preferred stock.  During the first six months of 2011 and 2010, we recorded charges of $964,000 and $584,000, respectively, related to the increases in derivative liabilities resulting from the requirement to mark our derivative liabilities to market.  Interest expense decreased $550,000 to $3,000 during the first six months of 2011 from $553,000 for the same period in 2010, primarily due to the June 2010 exchange of our outstanding convertible debt agreements for convertible preferred stock.  Of this interest expense, $403,000 in the second quarter of 2010 was non-cash in nature due to the payment or accrued payment of interest on our convertible debt with shares of our common stock.  An additional $16,000 in the second quarter of 2010 was non-cash in nature related to the amortization of debt issuance costs and discounts resulting from the warrants and conversion features of the convertible debt.

Liquidity and Capital Resources

Cash balances increased to $7.5 million at June 30, 2011 from $6.4 million at December 31, 2010.  The net increase was primarily due to cash received for the exercise of warrants and stock options, partially offset by cash used to fund our operations, mainly for research and development activities, and for costs related to the separation of our former President and CEO, David Bupp of approximately $2.3 million.  The current ratio decreased to 2.3:1 at June 30, 2011 from 2.6:1 at December 31, 2010.

Operating Activities.  Cash used in operations increased $166,000 to $2.6 million during the first six months of 2011 compared to $2.4 million during the same period in 2010.

Accounts receivable remained steady at $2.0 million at June 30, 2011 and December 31, 2010.  The balance reflects normal fluctuations in timing of purchases and payments by Devicor and EES, offset by fluctuations in grant revenue receivable from the State of Ohio.  We expect a sharp decline in overall receivables following the sale of the GDS Business in the third quarter of 2011.

Inventory levels increased to $1.6 million at June 30, 2011 from $1.5 million at December 31, 2010.  Pharmaceutical work-in-process increased related to the finishing and vialing of a new lot of Lymphoseek.  Gamma detection device materials and finished goods inventory levels decreased as we produced and sold those products.  We expect gamma detection device inventory to decrease following the sale of the GDS Business in the third quarter of 2011.

Accounts payable increased slightly to $1.6 million at June 30, 2011 from $1.5 million at December 31, 2010 due to normal fluctuations in timing of receipt and payment of invoices.  Accrued liabilities and other increased to $2.7 million at June, 2011 from $1.3 million at December 31, 2010, primarily due to costs related to the separation of Mr. Bupp, investment banking and professional services costs related to the planned sale of the GDS Business to Devicor, and increased professional services and investor relations fees incurred during the first six months of 2011.  Our payable and accrual balances will continue to fluctuate, with balances related to the GDS Business declining following the sale of the GDS Business in the third quarter of 2011 being offset by increased costs related to our RIGScan development activities.

Investing Activities. Investing activities used $83,000 during the first six months of 2011 compared to using $266,000 during the same period in 2010.  Capital expenditures of $80,000 during the first six months of 2011 were primarily for computers, software, and equipment to be used in the production of Lymphoseek and gamma detection devices.  Capital expenditures of $254,000 during the first six months of 2010 were primarily for equipment to be used in the production of Lymphoseek, software and computers.  We do not expect to incur significant additional costs for Lymphoseek production equipment.  As such, we expect our overall capital expenditures for the remainder of 2011 will be lower than in 2010.  Payments for patent and trademark costs were $5,000 and $12,000 during the first six months of 2011 and 2010, respectively.

Financing Activities.  Financing activities provided $3.8 million during the first six months of 2011 compared to $990,000 provided during the same period in 2010.  The $3.8 million provided by financing activities in the first six months of 2011 consisted primarily of proceeds from the issuance of common stock of $6.3 million, offset by payments of tax withholdings related to stock-based compensation of $2.4 million, including costs related to the net exercise of stock options by Mr. Bupp of $2.1 million, payments of notes payable of $53,000, preferred stock dividends of $50,000, and capital leases of $6,000.  The $990,000 provided by financing activities in the first six months of 2010 consisted primarily of proceeds from the issuance of common stock of $1.0 million, offset slightly by payments of tax withholdings related to stock-based compensation of $43,000, stock offering costs of $5,000 and payments of capital leases of $6,000.

In March 2010, we sold to Fusion Capital Fund II, LLC (Fusion Capital) 540,541 shares of our common stock for proceeds of $1.0 million and issued an additional 120,000 shares of our common stock to Fusion Capital as an additional commitment fee related to the sale, pursuant to a common stock purchase agreement we entered into with Fusion Capital in December 2006, and amended in December 2008.  The agreement with Fusion Capital expired as planned on March 1, 2011, and as a result, Fusion Capital may liquidate any commitment fee shares issued to it during the term of the agreement.

In June 2010, we entered into a Securities Exchange Agreement with Platinum Montaur Life Sciences, LLC (Montaur), pursuant to which Montaur exchanged the $7 million Series A and $3 million Series B 10% Convertible Senior Secured Promissory Notes (the Montaur Notes) and the Series A Preferred Stock for 10,000 shares of Series B Convertible Preferred Stock (the Series B Preferred Stock), convertible into 32,700,000 shares of common stock, including an additional 1.3 million shares reflecting consideration for the exchange.  The Series B Preferred Stock is convertible at the option of Montaur, carries no dividend requirements and participates equally with our common stock in liquidation proceeds based upon the number of common shares into which the Series B Preferred Stock is then convertible.

Also in June 2010, we entered into a Securities Exchange Agreement with David C. Bupp, our former President and CEO, and certain members of his family (the Bupp Investors), pursuant to which the Bupp Investors exchanged the Amended $1 million 10% Convertible Note (the Amended Bupp Note) for 1,000 shares of Series C Convertible Preferred Stock (the Series C Preferred Stock), convertible into 3,226,000 shares of common stock.  The Series C Preferred Stock has a 10% dividend rate, payable quarterly, and participates equally with our common stock in liquidation proceeds based upon the number of common shares into which the Series C Preferred Stock is then convertible.  The exchange of the Montaur Notes, the Series A Preferred Stock and the Amended Bupp Note were treated as extinguishments for accounting purposes.  As a result of these exchange transactions, all security interests in the Company’s assets held by Montaur and the Bupp Investors were extinguished.

Prior to the extinguishment of the Amended Bupp Note on June 25, 2010, the largest aggregate amount of principal outstanding on the Amended Bupp Note during 2010 was $1.0 million.  The Company paid $0 of the principal outstanding on the Amended Bupp Note during 2010.  The Company paid $48,611 of interest on the Amended Bupp Note during 2010.  Prior to the extinguishment of the Amended Bupp Note on June 25, 2010, the Amended Bupp Note accrued interest at the rate of 10% per annum.

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

During the first six months of 2011, certain outside investors exercised 1,578,948 Series CC warrants in exchange for issuance of 1,578,948 shares of our common stock, resulting in gross proceeds of $3,331,580.  Also during the first six months of 2011, certain outside investors exercised 1,194,211 Series DD warrants in exchange for issuance of 1,194,211 shares of our common stock, resulting in gross proceeds of $2,519,785.  Finally, during the first six months of 2011, Mr. Bupp and certain members of his family exercised 810,000 Series V warrants in exchange for issuance of 810,000 shares of our common stock, resulting in gross proceeds of $255,600.

In May 2011, the Company’s Board of Directors approved the sale of the GDS Business to Devicor.  Under the terms of an Asset Purchase Agreement signed on May 24, 2011, we agreed to sell the assets and assign certain liabilities that are primarily related to the GDS Business.  In exchange for the assets of the GDS Business, Devicor agreed to: (i) make a cash payment to us of $30,000,000; (ii) assume certain liabilities of the Company associated with the GDS Business as specified in the Asset Purchase Agreement; and (iii) make royalty payments to us of up to an aggregate maximum amount of $20,000,000 based on the net revenue attributable to the GDS Business over the course of the six fiscal years ended December 31, 2012, 2013, 2014, 2015, 2016 and 2017.  The GDS Business continues to be held for investment as of June 30, 2011 since the Asset Sale is contingent upon obtaining certain approvals, including stockholder approval and certain third party consents.  If all necessary approvals have been obtained or waived, we expect to complete the Asset Sale shortly after our Annual Meeting scheduled for August 15, 2011.

Our future liquidity and capital requirements will depend on a number of factors, including whether our stockholders approve the sale of the GDS Business to Devicor, our ability to achieve or expand market acceptance of our products, our ability to complete the commercialization of new products, our ability to monetize our investment in non-core technologies, our ability to obtain milestone or development funds from potential development and distribution partners, regulatory actions by FDA and international regulatory bodies, the ability to procure additional pipeline development opportunities, and intellectual property protection.  Our most significant near-term development priority is to file the NDA for Lymphoseek and to continue our pre-commercialization activities.  We expect Lymphoseek-related expenditures to start to decline following the filing of the NDA.  We also expect to continue to refine the development costs necessary to commercialize RIGScan but believe that, pending the completion of the divestiture of our GDS Business, we still have adequate funds in order to prepare for re-entry into human clinical trials.  We are in the process of evaluating our funding alternatives related to RIGScan, but have not ruled out funding it in connection with a partner.  We believe our current funds will be adequate to sustain our operations at present levels for the forseeable future and that the expected net proceeds from the sale of the GDS Business will be more than adequate for us to fund some amount of additional pipeline acquisition, licensing and development opportunities.  We also filed a shelf registration statement earlier in 2011 to provide us with future funding alternatives and flexibility as we evaluate our strategic goals and plans for expansion of our product pipeline, although we have not decided whether, when or how much capital might be raised under the registration statement.  We cannot assure you that we will be successful in gaining approval for the Asset Sale or in raising additional capital at terms acceptable to the Company, or at all.  We also cannot assure you that we will be able to gain access to new development opportunities, successfully obtain regulatory approval for and commercialize new products, achieve significant product revenues from our products, or achieve or sustain profitability in the future.

Recent Accounting Developments

In May 2011, the Financial Accounting Standards Board (FASB) and International Accounting Standards Board (IASB) issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in US GAAP. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011 and shall be applied prospectively. We do not expect ASU 2011-04 to have a material effect on our consolidated financial statements, however, it may result in additional disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05).  ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements, eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity.  ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income.  ASU 2011-05 is effective for interim and annual reporting periods beginning after December 15, 2011. Because ASU 2011-05 impacts presentation only, it will have no effect on our consolidated financial statements.

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

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We base these estimates and assumptions upon historical experience and existing, known circumstances.  Actual results could differ from those estimates.  Specifically, management may make significant estimates in the following areas:

•
Stock-Based Compensation.  Stock-based payments to employees and directors, including grants of stock options and restricted stock, are recognized in the statements of operations based on their estimated fair values.  The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model to value share-based payments.  Compensation cost arising from stock-based awards is recognized as expense using the straight-line method over the vesting period.

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

•
Fair Value of Derivative Instruments.  Derivative instruments embedded in contracts, to the extent not already a free-standing contract, are bifurcated and accounted for separately.  All derivatives are recorded on the consolidated balance sheets at fair value in accordance with current accounting guidelines for such complex financial instruments.  Fair value of warrant liabilities is determined based on a Black-Scholes option pricing model calculation.  Unrealized gains and losses on the derivatives are classified in other expenses as a change in derivative liabilities in the statements of operations.  We do not use derivative instruments for hedging of market risks or for trading or speculative purposes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  As of June 30, 2011, our $7.5 million in cash was primarily invested in interest-bearing money market accounts.  We believe that a hypothetical 10% increase or decrease in market interest rates would not have a material impact on our consolidated financial position, results of operations or cash flows.

Foreign Currency Exchange Rate Risk.  We are exposed to foreign currency risk related to translation of end-customer sales prices achieved by our primary marketing partner, Devicor, that are denominated in a currency other than the US Dollar (USD).  Such foreign currencies currently include the Canadian dollar and the Eurozone euro.  Sales made by Devicor that are denominated in foreign currencies are translated into USD and are factored into the global average end-customer sales price, of which Neoprobe receives a fixed percentage.  Foreign currency exchange rate risk associated with sales of our gamma detection devices will cease following the sale of our GDS Business in the third quarter of 2011.   We do not currently have material foreign currency exposure related to our assets as the majority are denominated in U.S. currency and our foreign-currency based transaction exchange risk is not material.  For the six-month periods ended June 30, 2011 and 2010, we recorded approximately $1,000 and $3,000 of foreign currency transaction losses, respectively.

Equity Price Risk.  We do not use derivative instruments for hedging of market risks or for trading or speculative purposes.  Derivative instruments embedded in contracts, to the extent not already a free-standing contract, are bifurcated and accounted for separately.  All derivatives are recorded on the consolidated balance sheet at fair value in accordance with current accounting guidelines for such complex financial instruments.  Fair value of warrant liabilities is determined based on a Black-Scholes option pricing model calculation which includes the price of Company stock.  As of June 30, 2011, we had approximately $60,000 of derivative liabilities recorded on our balance sheet related to 20,000 of our Series V warrants.  We believe that a hypothetical 50% increase or decrease in our stock price would not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2011.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed and are effective.

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

Changes in Control Over Financial Reporting

During the quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

Because of material changes to certain of the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011, those risk factors have been revised and updated as follows:

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

We believe that we have access to sufficient financial resources with which to fund our operations or those of our subsidiaries for the foreseeable future.  However, certain events or actions may shorten the period through which our current operating funds will sustain us, including, without limitation, the failure of the Asset Sale to close as a result of the failure to satisfy closing conditions (including the approval of the transaction by the holders of a majority of our outstanding common stock, if we decide to grow our organization by pursuing development or commercialization activities for our current or future product candidates, or if we incur unexpected expenses.  We may also acquire new technologies, product candidates and/or products and the cost to acquire, develop and/or commercialize such new technologies, product candidates and/or products may shorten the period through which our current operating funds will sustain us.  However, we may not be able to obtain sufficient additional funding on satisfactory terms, if at all.  If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned development activities, acquisition of new product candidates and other operations.

Our ability to raise capital may be limited by applicable laws and regulations.

Our ability to raise additional capital through the sale and issuance of our equity securities may be limited by, among other things, current Securities and Exchange Commission (Commission) and NYSE Amex rules and regulations. Our capital raising plans include primary offerings of equity securities using a “shelf” registration on Form S-3, which typically enables an issuer to raise additional capital on a more timely and cost effective basis than through other means, such as registration of a securities offering under a Form S-1 registration statement. Under current Commission rules and regulations, to be eligible to use a Form S-3 registration statement for primary offerings without restriction as to the amount of securities to be sold and issued, an issuer must, among other requirements, have outstanding common equity with a market value of at least $75 million held by non-affiliates. Although we currently have outstanding common equity with a market value of at least $75 million held by non-affiliates, if we file a “shelf” Form S-3 registration statement at a time when the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75 million (calculated as set forth in Form S-3 and Commission rules and regulations), the amount we could raise through primary offerings of our securities in any 12-month period using the Form S-3 registration statement may be limited to an aggregate of one-third of our public float. Moreover, the market value of all securities sold by us under a Form S-3 registration statement during the prior 12 months may be subtracted from that amount to determine the amount we can then raise under the Form S-3 registration statement. Even if we file a “shelf” Form S-3 registration statement at a time when our public float is $75 million or more (calculated as set forth in Form S-3 and Commission rules and regulations), we may become subject to the one-third of public float limitation described above in the future. The Commission’s rules and regulations require that we periodically re-evaluate the value of our public float. If, at a re-evaluation date, our public float is less than $75 million (calculated as set forth in Form S-3 and Commission rules and regulations), the amount we could raise through primary offerings of our securities in any 12-month period using a Form S-3 registration statement would be subject to the one-third of public float limitation described above.

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

Our ability to timely raise sufficient additional capital also may be limited by the NYSE Amex’s requirements relating to stockholder approval for transactions involving the issuance of our common stock or securities convertible into our common stock. For instance, the NYSE Amex requires that we obtain stockholder approval of any transaction involving the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value, which (together with sales by our officers, directors and principal stockholders) equals 20% or more of our presently outstanding common stock, unless the transaction is considered a “public offering” by the NYSE Amex staff.  Based on our outstanding common stock as of August 1, 2011 and a closing price of $2.86, which was the closing price of our common stock on August 1, 2011, we could not raise more than approximately $54,000,000 without stockholder approval, unless the transaction is deemed a public offering or does not involve the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value. However, certain prior sales by us may be aggregated with any offering we may propose in the near-term, further limiting the amount we could raise in any future offering that is not considered a public offering by the NYSE Amex staff and would involve the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value. The NYSE Amex will also require stockholder approval if the issuance or potential issuance of additional shares will be considered by the exchange staff to result in a change of control of Neoprobe.

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

Before obtaining regulatory approval for the commercial sale of any product candidates, we must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for use in humans.  Conducting clinical trials is a time consuming, expensive and uncertain process and may take years to complete.  During 2009, we successfully completed a Phase 3 clinical trial in subjects with breast cancer or melanoma for our most advanced radiopharmaceutical product candidate, Lymphoseek.  We have completed enrollment in a second Phase 3 trial for this product also in subjects with breast cancer or melanoma and are in the process of analyzing the results of the trial. In addition, we are enrolling subjects in a third Phase 3 clinical trial in subjects with head and neck squamous cell carcinoma.  We also continue to have dialogue with FDA and EMA regarding our other radiopharmaceutical product candidate, RIGScan. In February 2011, we met with FDA to discuss filing a new Investigational New Drug (IND) application in the U.S. for RIGScan to begin to reinitiate development of this product candidate, and are now preparing for manufacturing activities.  We also are approaching EMA during the coming months in our efforts to develop, to the extent possible, a harmonized clinical and regulatory developmental pathway for RIGScan in the U.S. and EU.

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

We may lose out to larger or better-established competitors.

The medical device and biotechnology industries are intensely competitive.  Some of our competitors have significantly greater financial, technical, manufacturing, marketing and distribution resources as well as greater experience in the medical device industry than we have.  The particular medical conditions our product lines address can also be addressed by other medical devices, procedures or drugs.  Many of these alternatives are widely accepted by physicians and have a long history of use.  Recently, a competitor announced that it had received approval to modify the product labeling for sulfur colloid, a product that competes with our Lymphoseek drug that is in development in the identification of lymph nodes in breast cancer patients.  Physicians may use our competitors’ products and/or our products may not be competitive with other technologies.  If these things happen, our sales and revenues may not occur at the rate we anticipate or may decline.  In addition, our current and potential competitors may establish cooperative relationships with larger companies to gain access to greater research and development or marketing resources.  Competition may result in price reductions, reduced gross margins and loss of market share.

We rely on third parties to manufacture our medical device products and our business will suffer if they do not perform.

In the event that the sale of our GDS Business to Devicor does not close, we will continue to manufacture and sell our current neoprobe GDS line of gamma detection systems.  We rely on independent contract manufacturers for the manufacture of our medical device products, and our business will suffer if our contract manufacturers have production delays due to material shortages or quality problems.  Furthermore, medical device manufacturers are subject to the quality system regulations of FDA, international quality standards, and other regulatory requirements.  If our contractors do not operate in accordance with regulatory requirements and quality standards, our business will suffer.  We use or rely on components and services used in our devices that are provided by sole source suppliers.  The qualification of additional or replacement vendors is time consuming and costly.  If a sole source supplier has significant problems supplying our products, our sales and revenues will be hurt until we find a new source of supply.  In addition, our distribution agreement with Devicor for gamma detection devices contains failure to supply provisions, which, if triggered, could have a significant negative impact on our business.

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

Our business has experienced a number of successes and faced several challenges in recent years that have resulted in several significant changes in our strategy and business plan, including the shifting of resources to support our current development initiatives.  Our management will need to remain flexible to support our business model over the next few years.  However, losing members of the Neoprobe management team could have an adverse effect on our operations.  Our success depends on our ability to attract and retain technical and management personnel with expertise and experience in the medical device and pharmaceutical industries, and the acquisition of additional product candidates may require us to acquire additional highly qualified personnel.  The competition for qualified personnel in the biotechnology industry is intense and we may not be successful in hiring or retaining the requisite personnel.  If we are unable to attract and retain qualified technical and management personnel, we will suffer diminished chances of future success.

Our failure to maintain continued compliance with the listing requirements of the NYSE Amex Equities exchange could result in the delisting of our common stock.

Our common stock is listed on the NYSE Amex Equities exchange, referred to as the Exchange, having recently been listed in February 2011.  The rules of NYSE Amex provide that shares be delisted from trading in the event the financial condition and/or operating results of the Company appear to be unsatisfactory, the extent of public distribution or the aggregate market value of the common stock has become so reduced as to make further dealings on the Exchange inadvisable, the Company has sold or otherwise disposed of its principal operating assets, or has ceased to be an operating company, or the Company has failed to comply with its listing agreements with the Exchange.  For example, the NYSE Amex normally will consider suspending trading in, or removing from the list, securities of an issuer that has stockholders’ equity of less than $6.0 million if such issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years.  Neoprobe has received assurance from the NYSE Amex that the sale of our GDS Business to Devicor will not result in delisting of our stock; however, there can be no assurance that the Company will continue to meet the other requirements necessary to maintain the listing of our common stock on the Exchange.  For example, we may determine to grow our organization or product pipeline or pursue development or other activities at levels or on timelines that reduces our stockholders’ equity below the level required to maintain compliance with NYSE Amex continued listing standards.

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

Our common stock traded as low as $1.50 per share and as high as $5.48 per share during the 12-month period ended August 1, 2011.  The market price of our common stock has been and is expected to continue to be highly volatile.  Factors, including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, may have a significant impact on the market price of our stock.  In addition, potential dilutive effects of future sales of shares of common stock by the company and by stockholders, and subsequent sale of common stock by the holders of warrants and options could have an adverse effect on the market price of our shares.

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

Historically, the trading volume for our common stock has been relatively limited.  The average daily trading volume for our common stock on the OTC Bulletin Board for the 12-month period ended January 31, 2011 was approximately 194,000 shares.  Following the listing of our common stock on the Exchange on February 10, 2011, trading in our common stock has been more active; during the period beginning on February 10, 2011 and ending on August 1, 2011, the average daily trading volume for our common stock on the NYSE Amex was approximately 1.3 million shares.  We cannot, however, assure you that this trading volume will be consistently maintained in the future.

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

(a)
During the three-month period ended June 30, 2011, our former President and CEO, David Bupp, and certain members of his family exercised a total of 810,000 Series V Warrants in exchange for issuance of 810,000 shares of our common stock, resulting in gross proceeds of $255,600.  The issuance of the shares was exempt from registration under Sections 4(2) and 4(6) of the Securities Act and Regulation D.

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
Dated: August 8, 2011

By:	/s/ Mark J. Pykett

Mark J. Pykett, V.M.D., Ph.D.
President and Chief Executive Officer
(duly authorized officer; principal executive officer)

By:	/s/ Brent L. Larson

Brent L. Larson
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)