Form 10-Q
period 2011-09-30
NEOPROBE CORP
filed 2011-11-09
CIK 810509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to  ________________ to ________________

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
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  95,110,527 shares of common stock, par value $.001 per share (as of the close of business on November 1, 2011).

NEOPROBE CORPORATION and SUBSIDIARIES

INDEX

PART I – Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	3

	Consolidated Statements of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2011 and September 30, 2010 (unaudited)	5

	Consolidated Statement of Stockholders’ Equity for the Nine-Month Period Ended September 30, 2011 (unaudited)	6

	Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2011 and September 30, 2010 (unaudited)	7

	Notes to the Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

	Forward-Looking Statements	18

	The Company	18

	Product Line Overview	19

	Results of Operations	23

	Liquidity and Capital Resources	24

	Recent Accounting Developments	27

	Critical Accounting Policies	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II – Other Information

Item 1A.	Risk Factors	31

Item 6.	Exhibits	38

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Neoprobe Corporation and Subsidiaries
Consolidated Balance Sheets

ASSETS	September 30, 2011	December 31, 2010
	(unaudited)

Current assets:
Cash	$31,764,460	$6,420,506
Accounts receivable, net	179,902	137,958
Inventory, net	844,203	632,000
Prepaid expenses and other	86,652	257,899
Assets associated with discontinued operations	5,215	2,784,640

Total current assets	32,880,432	10,233,003

Property and equipment	1,366,330	1,366,105
Less accumulated depreciation and amortization	965,535	960,726

	400,795	405,379

Patents and trademarks	104,569	63,643
Less accumulated amortization	21,171	21,171

	83,398	42,472

Other assets	7,421	7,421
Assets associated with discontinued operations	—	174,463

Total assets	$33,372,046	$10,862,738

Continued

Neoprobe Corporation and Subsidiaries,
Consolidated Balance Sheets, continued

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2011	December 31, 2010
	(unaudited)

Current liabilities:
Accounts payable	$1,039,768	$1,357,796
Accrued liabilities and other	2,525,067	1,014,130
Notes payable to finance companies	—	62,411
Derivative liabilities, current	—	405,524
Liabilities associated with discontinued operations, current	613,151	1,104,578

Total current liabilities	4,177,986	3,944,439

Derivative liabilities	53,010	2,077,799
Liabilities associated with discontinued operations	648,801	672,924
Other liabilities	14,607	35,831

Total liabilities	4,894,404	6,730,993

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; 9,083 Series B shares and 1,000 Series C shares issued and outstanding at September 30, 2011, and 10,000 Series Series B shares and 1,000 Series C shares issued and outstanding at December 31, 2010	10	11
Common stock; $.001 par value; 200,000,000 shares authorized; 95,110,527 and 86,319,913 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	95,111	86,320
Additional paid-in capital	266,106,906	254,915,713
Accumulated deficit	(237,724,385)	(250,870,299)

Total stockholders’ equity	28,477,642	4,131,745

Total liabilities and stockholders’ equity	$33,372,046	$10,862,738

See accompanying notes to consolidated financial statements

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Grant revenue	$255,632	$149,588	$597,729	$149,588

Operating expenses:
Research and development	3,858,141	2,480,984	8,159,992	6,508,363
Selling, general and administrative	2,870,603	1,287,177	7,499,454	3,233,414
Total operating expenses	6,728,744	3,768,161	15,659,446	9,741,777

Loss from operations	(6,473,112)	(3,618,573)	(15,061,717)	(9,592,189)

Other income (expense):
Interest income	7,362	2,398	13,865	6,159
Interest expense	(564)	(832)	(3,229)	(553,821)
Change in derivative liabilities	7,208	(87,753)	(956,933)	(671,360)
Loss on extinguishment of debt	—	—	—	(41,717,380)
Other	(709)	(90)	(1,807)	(2,668)
Total other income (expense), net	13,297	(86,277)	(948,104)	(42,939,070)

Loss before income taxes	(6,459,815)	(3,704,850)	(16,009,821)	(52,531,259)

Benefit from income tax	6,403,928	—	6,403,928	—

Loss from continuing operations	(55,887)	(3,704,850)	(9,605,893)	(52,531,259)

Discontinued operations, net of tax effect:
Gain on sale	20,108,502	—	19,498,798	—
(Loss) income from operations	(220,682)	1,323,191	3,328,009	4,619,627

Net income (loss)	19,831,933	(2,381,659)	13,220,914	(47,911,632)

Preferred stock dividends	(25,000)	(25,000)	(75,000)	(8,181,745)

Income (loss) attributable to common stockholders	$19,806,933	$(2,406,659)	$13,145,914	$(56,093,377)

Income (loss) per common share (basic and diluted):
Continuing operations	$—	$(0.05)	$(0.11)	$(0.76)
Discontinued operations	$0.21	$0.02	$0.26	$0.06
Attributable to common stockholders	$0.21	$(0.03)	$0.15	$(0.70)

Weighted average shares outstanding:
Basic and diluted	93,070,235	80,605,072	89,410,150	80,149,302

See accompanying notes to consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2010	11,000	$11	86,319,913	$86,320	$254,915,713	$(250,870,299)	$4,131,745

Issued restricted stock	—	—	812,000	812	—	—	812
Cancelled restricted stock	—	—	(686,000)	(686)	90	—	(596)
Issued stock to 401(k) plan	—	—	35,233	35	61,936	—	61,971
Issued stock upon exercise of warrants, net	—	—	4,026,552	4,027	8,323,163	—	8,327,190
Issued stock upon exercise of stock options, net	—	—	1,604,239	1,604	(2,242,890)	—	(2,241,286)
Effect of change in terms of warrants	—	—	—	—	1,978,818	—	1,978,818
Conversion of Series B preferred stock to common stock	(917)	(1)	2,998,590	2,999	(2,998)	—	—
Stock compensation expense	—	—	—	—	3,073,074	—	3,073,074
Preferred stock dividends	—	—	—	—	—	(75,000)	(75,000)
Comprehensive loss:
Net income	—	—	—	—	—	13,220,914	13,220,914

Balance, September 30, 2011	10,083	$10	95,110,527	$95,111	$266,106,906	$(237,724,385)	$28,477,642

See accompanying notes to consolidated financial statements.

Neoprobe Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)
	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$13,220,914	$(47,911,632)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	150,802	162,028
Loss on disposal and abandonment of assets	18,503	—
Amortization of debt discount and debt offering costs	—	16,109
Issuance of common stock in payment of interest and dividends	—	476,667
Issuance of common stock to 401(k) plan	61,971	40,977
Stock compensation expense	3,073,074	552,140
Issuance of warrants in connection with consulting agreement	—	279,367
Non-cash inventory adjustment	—	351,000
Change in derivative liabilities	956,933	671,360
Loss on extinguishment of debt	—	41,717,380
Gain on sale of discontinued operations, before income taxes	(25,172,041)	—
Other	—	1,954
Changes in operating assets and liabilities:
Accounts receivable	(278,473)	(35,718)
Inventory	(75,942)	(1,228,943)
Prepaid expenses and other assets	195,482	(122,639)
Accounts payable	74,168	1,194,196
Accrued liabilities and other liabilities	1,316,733	161,034
Deferred revenue	162,830	101,064
Net cash used in operating activities	(6,295,046)	(3,573,656)

Cash flows from investing activities:
Purchases of equipment	(94,863)	(354,076)
Proceeds from sales of equipment	1,000	—
Proceeds from sales of discontinued operations	30,000,000	—
Payments of costs to sell discontinued operations	(2,761,615)	—
Patent and trademark costs	(53,294)	(12,202)
Net cash provided by (used in) investing activities	27,091,228	(366,278)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,134,037	1,092,161
Payment of tax withholdings related to stock-based compensation	(2,441,496)	(55,808)
Payment of stock offering costs	—	(29,980)
Payment of preferred stock dividends	(75,000)	(86,389)
Payment of notes payable	(62,411)	—
Payments under capital leases	(7,358)	(8,682)
Net cash provided by financing activities	4,547,772	911,302

Net increase (decrease) in cash	25,343,954	(3,028,632)
Cash, beginning of period	6,420,506	5,639,842

Cash, end of period	$31,764,460	$2,611,210

See accompanying notes to consolidated financial statements.

1.	Summary of Significant Accounting Policies

a.
Basis of Presentation:  The information presented as of September 30, 2011 and for the three-month and nine-month periods ended September 30, 2011 and September 30, 2010 is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Neoprobe Corporation (Neoprobe, the Company, or we) believes to be necessary for the fair presentation of results for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  The balances as of September 30, 2011 and the results for the interim periods are not necessarily indicative of results to be expected for the year.  The consolidated financial statements should be read in conjunction with Neoprobe’s audited consolidated financial statements for the year ended December 31, 2010, which were included as part of our Annual Report on Form 10-K.

Our consolidated financial statements include the accounts of Neoprobe, our wholly-owned subsidiary, Cardiosonix Ltd. (Cardiosonix), and our 90%-owned subsidiary, Cira Biosciences, Inc. (Cira Bio).  All significant inter-company accounts were eliminated in consolidation.

In May 2011, the Company’s Board of Directors approved the sale (the Asset Sale) of our gamma detection device line of business (the GDS Business) to Devicor Medical Products, Inc. (Devicor) and the Company executed an Asset Purchase Agreement (APA) with Devicor dated May 24, 2011.  Our stockholders approved the Asset Sale at our Annual Meeting of Stockholders on August 15, 2011, and the Asset Sale closed on August 17, 2011 consistent with the terms of the APA.  Under the terms of the APA, we sold the assets and assigned certain liabilities that were primarily related to the GDS Business.  In exchange for the assets of the GDS Business, Devicor made a cash payment to us of $30,000,000 and agreed to pay an additional amount for a net working capital adjustment, currently estimated at $254,000, assumed certain liabilities of the Company associated with the GDS Business as specified in the APA, and agreed to make royalty payments to us of up to an aggregate maximum amount of $20,000,000 based on the net revenue attributable to the GDS Business over the course of the next six fiscal years.  Our consolidated balance sheets and statements of operations have been reclassified, as required, for all periods presented to reflect the GDS Business as a discontinued operation.  Cash flows associated with the operation of the GDS Business have been combined within operating, investing and financing cash flows, as appropriate, in our consolidated statements of cash flows.  See Note 2.

In August 2009, the Company’s Board of Directors decided to discontinue the operations of Cardiosonix and to attempt to divest our Cardiosonix subsidiary.  This decision was based on the determination that the blood flow measurement device segment was no longer considered a strategic initiative of the Company, due in part to positive events in our other development initiatives.  Our consolidated balance sheets and statements of operations have been reclassified, as required, for all periods presented to reflect Cardiosonix as a discontinued operation.  Cash flows associated with the operation of Cardiosonix have been combined within operating, investing and financing cash flows, as appropriate, in our consolidated statements of cash flows.  See Note 2.

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

(2)
Note payable to finance company:  The fair value of our debt, if any, is estimated by discounting the future cash flows at rates currently offered to us for similar debt instruments of comparable maturities by banks or finance companies.  At December 31, 2010, the carrying value of this instrument approximated fair value.

(3)
Derivative liabilities:  Derivative liabilities are recorded at fair value.  Fair value of warrant liabilities is determined based on a Black-Scholes option pricing model calculation.  Unrealized gains and losses on the derivatives are classified in other expenses as a change in derivative liabilities in the statements of operations.  See Note 8.

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

In August 2011, we completed the sale of the GDS Business to Devicor under the terms of the APA that was signed in May 2011.  On August 17, 2011, Devicor made a cash payment to us of $30,000,000, assumed certain liabilities of the Company associated with the GDS Business as specified in the APA, and agreed to make royalty payments to us of up to an aggregate maximum amount of $20,000,000 based on the net revenue attributable to the GDS Business over the course of the next six fiscal years.  We recorded a net gain on the sale of the GDS business of $19.5 million for the nine months ended September 30, 2011.  The sales price of $30.3 million includes a cash payment of $30.0 million and an accrued net working capital adjustment of an additional $254,000.  The proceeds were offset by $2.8 million in legal and other fees related to the sale, $2.3 million in net balance sheet dispositions and write-offs, and $5.7 million in estimated taxes.

As a result of the sale of the GDS Business, we reclassified certain assets and liabilities as assets and liabilities associated with discontinued operations.  We also reclassified all assets and liabilities related to discontinued operations of our Cardiosonix subsidiary for all periods presented, the amounts of which are not significant.  The following assets and liabilities have been segregated and included in assets associated with discontinued operations or liabilities associated with discontinued operations, as appropriate, in the consolidated balance sheets:

	September 30, 2011	December 31, 2010

Accounts receivable, net	$235	$1,917,213
Inventory, net	—	826,588
Property and equipment, net of accumulated depreciation	—	114,248
Patents and trademarks, net of accumulated amortization	—	60,215
Other assets	4,980	40,839
Assets associated with discontinued operations	$5,215	$2,959,103

Accounts payable	$6,200	$170,981
Accrued liabilities	2,665	279,167
Deferred revenue	1,253,087	1,327,354
Liabilities associated with discontinued operations	$1,261,952	$1,777,502

In addition, we reclassified certain revenues and expenses related to the GDS Business and our Cardiosonix subsidiary to discontinued operations for all periods presented.  The following amounts have been segregated from continuing operations and included in discontinued operations in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net sales	$1,785,540	$2,159,254	$7,522,474	$7,417,237
Cost of goods sold	560,909	629,810	2,323,858	2,342,047
Gross profit	1,224,631	1,529,444	5,198,616	5,075,190

Operating expenses:
Research and development	293,990	136,967	572,209	267,178
Selling, general and administrative	149,799	68,996	296,652	187,912
Total operating expenses	443,789	205,963	868,861	455,090

Other expense, net	(363)	(290)	(585)	(473)
Income taxes	(1,001,161)	—	(1,001,161)	—

(Loss) income from discontinued operations	$(220,682)	$1,323,191	$3,328,009	$4,619,627

3.	Fair Value Hierarchy

The following tables set forth, by level, financial liabilities measured at fair value on a recurring basis:

Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2011

	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of September 30,
Description	(Level 1)	(Level 2)	(Level 3)	2011
Liabilities:
Derivative liabilities related to warrants	$—	$53,010	$—	$53,010

Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2010

	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2010
Liabilities:
Derivative liabilities related to warrants, current portion	$—	$405,524	$—	$405,524
Derivative liabilities related to warrants, long-term portion	—	2,077,799	—	2,077,799
Total derivative liabilities	$—	$2,483,323	$—	$2,483,323

There were no Level 1 liabilities outstanding at any time during the three-month and nine-month periods ended September 30, 2011 and 2010.  A total of $1,978,818 of our Level 2 liabilities were reclassified to equity related to modifying certain outstanding warrants to remove the language that had previously required them to be classified as derivative liabilities during the nine-month period ended September 30, 2011.  (See Note 8.)  There were no transfers in or out of our Level 2 liabilities during the three-month or nine-month periods ended September 30, 2010.

4.	Stock-Based Compensation

At September 30, 2011, we have instruments outstanding under three stock-based compensation plans;  the Amended and Restated Stock Option and Restricted Stock Purchase Plan (the Amended Plan), the 1996 Stock Incentive Plan (the 1996 Plan), and the Third Amended and Restated 2002 Stock Incentive Plan (the 2002 Plan).  Currently, under the 2002 Plan, we may grant incentive stock options, nonqualified stock options, and restricted stock awards to full-time employees and directors, and nonqualified stock options and restricted stock awards may be granted to our consultants and agents.  Total shares authorized under each plan are 2 million shares, 1.5 million shares and 10 million shares, respectively.  Although instruments are still outstanding under the Amended Plan and the 1996 Plan, these plans have expired and no new grants may be made from them.  Under all three plans, the exercise price of each stock option is greater than or equal to the closing market price of our common stock on the day prior to or the date of the grant.

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

For the three-month periods ended September 30, 2011 and 2010, our total stock-based compensation expense was approximately $1.8 million and $249,000, respectively.  For the nine-month periods ended September 30, 2011 and 2010, our total stock-based compensation expense was approximately $3.1 million and $552,000, respectively.  Stock-based compensation expense for the first nine months of 2011 included approximately $1.5 million of expense related to the separation of our former President and CEO, David C. Bupp.  (See Note 7.)  We have not recorded any income tax benefit related to stock-based compensation in any of the three-month or nine-month periods ended September 30, 2011 and 2010.

A summary of the status of our stock options as of September 30, 2011, and changes during the nine-month period then ended, is presented below:

	Nine Months Ended September 30, 2011
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of period	5,734,500	$0.58
Granted	281,000	3.56
Exercised	(2,341,333)	0.36
Forfeited	(2,667)	0.85
Expired	—	—
Outstanding at end of period	3,671,500	$0.95	4.1 years	$7,600,768

Exercisable at end of period	2,707,200	$0.53	2.4 years	$6,573,347

A summary of the status of our unvested restricted stock as of September 30, 2011, and changes during the nine-month period then ended, is presented below:

	Nine Months Ended September 30, 2011
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at beginning of period	2,374,500	$1.07
Granted	872,000	3.46
Vested	(1,000,000)	1.15
Forfeited	(686,000)	0.80
Unvested at end of period	1,560,500	$2.46

In April 2011, 1,000,000 shares of restricted stock vested related to the separation of Mr. Bupp.

As of September 30, 2011, there was approximately $1.7 million of total unrecognized compensation cost related to unvested stock-based awards, which we expect to recognize over remaining weighted average vesting terms of 1.9 years.

5.	Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares and, except for periods with a loss from continuing operations, participating securities outstanding during the period.  Diluted earnings (loss) per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued.  Potential common shares that may be issued by the Company include convertible securities, options and warrants.

The following table sets forth the reconciliation of the weighted average number of common shares outstanding to those used to compute basic and diluted earnings (loss) per share for the three-month and nine-month periods ended September 30, 2011 and 2010:

	Basic and Diluted Earnings Per Share
	Three Months Ended
	September 30, 2011	September 30, 2010
Outstanding shares	95,110,527	82,446,872
Effect of weighting changes in outstanding shares	(479,792)	(62,800)
Unvested restricted stock	(1,560,500)	(1,779,000)
Adjusted shares	93,070,235	80,605,072

	Basic and Diluted Earnings Per Share
	Nine Months Ended
	September 30, 2011	September 30, 2010
Outstanding shares	95,110,527	82,446,872
Effect of weighting changes in outstanding shares	(4,139,877)	(518,570)
Unvested restricted stock	(1,560,500)	(1,779,000)
Adjusted shares	89,410,150	80,149,302

Diluted earnings (loss) per common share for the three-month and nine-month periods ended September 30, 2011 and 2010 excludes the effects of 54,382,654 and 60,277,500 common share equivalents, respectively, due to the loss from continuing operations.  The excluded shares consist of common shares issuable upon exercise of outstanding stock options and warrants, and upon the conversion of convertible preferred stock.

The Company’s unvested stock awards contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”).  Therefore, the unvested stock awards are included in the number of shares outstanding for both basic and diluted earnings per share calculations, except in the event of a net loss from continuing operations.  Due to our net loss from continuing operations, 1,560,500 and 1,779,000 shares of unvested restricted stock were excluded in determining basic and diluted loss per share for the three-month and nine-month periods ended September 30, 2011 and 2010, respectively.

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

During the nine-month period ended September 30, 2011, we capitalized $213,000 of inventory costs associated with our Lymphoseek product.  During the three-month periods ended September 30, 2011 and 2010, and the nine-month period ended September 30, 2010, we did not capitalize any such costs.  During the nine-month period ended September 30, 2010, we expensed $351,000 of previously capitalized pharmaceutical materials to research and development as they were no longer considered to be usable in the production of future saleable final drug product inventory.

The components of net inventory as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011 (unaudited)	December 31, 2010
Pharmaceutical materials	$482,000	$482,000
Pharmaceutical work-in-process	362,203	150,000
Total	$844,203	$632,000

We estimate a reserve for obsolete inventory based on management’s judgment of probable future commercial use, which is based on an analysis of current inventory levels, estimated future sales and production rates, and estimated shelf lives.  Based on our evaluations, we did not record a reserve for obsolete inventory as of September 30, 2011 or December 31, 2010.

7.	Separation of David Bupp

In March 2011, Neoprobe announced the departure of our then-current President and CEO, David C. Bupp, effective April 15, 2011.  The following table summarizes accrued expenses as of September 30, 2011, including employer payroll tax obligations, related to the provisions of Mr. Bupp’s separation agreement:

As of September 30, 2011
Separation	$315,129
Pro-rated 2011 bonus	60,870
Estimated cost of continuing healthcare coverage	66,158
$442,157

Concurrent with Mr. Bupp’s separation, Dr. Mark J. Pykett was named Neoprobe’s new President and CEO, effective April 15, 2011.

8.	Derivative Instruments

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

During the first nine months of 2011, certain outside investors exercised 1,578,948 Series CC warrants, 1,578,948 Series DD warrants, 810,000 Series V warrants, and 60,000 Series Z warrants, resulting in reclassification of $1.4 million in derivative liabilities related to those warrants to additional paid-in capital during the first nine months of 2011.

The net effect of marking the Company’s derivative liabilities to market during the three-month periods ended September 30, 2011 and 2010 resulted in net (decreases) increases in the estimated fair values of the derivative liabilities of approximately ($7,000) and $88,000, respectively, which were recorded as non-cash (income) expense.  The net effect of marking the Company’s derivative liabilities to market during the nine-month periods ended September 30, 2011 and 2010 resulted in net increases in the estimated fair values of the derivative liabilities of approximately $957,000 and $671,000, respectively, which were also recorded as non-cash expense.  The total estimated fair value of the remaining derivative liabilities was $53,000 as of September 30, 2011.

9.	Stock Warrants

During the first nine months of 2011, certain outside investors exercised 1,578,948 Series CC warrants in exchange for issuance of 1,578,948 shares of our common stock, resulting in gross proceeds of $3,331,580.  Also during the first nine months of 2011, certain outside investors exercised 1,578,948 Series DD warrants in exchange for issuance of 1,578,948 shares of our common stock, resulting in gross proceeds of $3,331,580.  In addition, another outside investor exercised 60,000 Series Z warrants on a cashless basis in exchange for issuance of 46,902 shares of our common stock during the first nine months of 2011.  Also during the first nine months of 2011, an investment banker exercised 23,684 Series EE warrants on a cashless basis in exchange for issuance of 11,754 shares of our common stock.  Finally, during the first nine months of 2011, Mr. Bupp and certain members of his family exercised 810,000 Series V warrants in exchange for issuance of 810,000 shares of our common stock, resulting in gross proceeds of $255,600.

At September 30, 2011, there are 17.2 million warrants outstanding to purchase our common stock.  The warrants are exercisable at prices ranging from $0.31 to $2.375 per share with a weighted average exercise price of $0.53 per share.

10.	Common Stock Purchase Agreement

In March 2010, we sold to Fusion Capital Fund II, LLC (Fusion Capital), an Illinois limited liability company, 540,541 shares for proceeds of $1.0 million under a common stock purchase agreement, as amended.  In connection with this sale, we issued 120,000 shares of our common stock to Fusion Capital as an additional commitment fee.  The agreement with Fusion Capital expired on March 1, 2011.

11.	Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Due to the uncertainty surrounding the realization of the deferred tax assets in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance at September 30, 2011.  We believe we will be subject to paying alternative minimum tax related to the sale of our GDS Business to Devicor during the third quarter of 2011.  As a result, we recorded an estimated net tax liability of $270,000 as of September 30, 2011.  Estimated tax liabilities of $5.7 million related to the gain on the sale of discontinued operations and $1.0 million related to income from discontinued operations were offset by an estimated tax benefit of $6.4 million related to the loss from continuing operations.

Current accounting standards include guidance on the accounting for uncertainty in income taxes recognized in the financial statements.  Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility.  As a result, no liability for uncertain tax positions was recorded as of September 30, 2011 and we do not expect any significant changes in the next twelve months.  Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense.

12.	Supplemental Disclosure for Statements of Cash Flows

During the nine-month periods ended September 30, 2011 and 2010, we paid interest aggregating $3,000 and $135,000, respectively.  During the nine-month period ended September 30, 2010, we issued 347,832 shares of our common stock as payment of interest on our convertible debt and dividends on our convertible preferred stock.  During the nine-month periods ended September 30, 2011 and 2010, we issued 35,233 and 53,499 shares of our common stock, respectively, as matching contributions to our 401(k) plan.  During the nine-month period ended September 30, 2010, we reclassified $223,000 of deferred stock offering costs to additional paid-in capital related to the issuance of our common stock to Fusion Capital.  Also during the nine-month period ended September 30, 2010, we recorded a deemed dividend of $8.0 million related to the exchange of the Series A Preferred Stock for Series B Preferred Stock.

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

The Company

Neoprobe is a biopharmaceutical technology company focused on enhancing patient care and improving patient benefit through radiopharmaceutical product development.  Neoprobe is actively developing two radiopharmaceutical agent platforms – Lymphoseek® (Tilmanocept) and RIGScanTM – to help surgeons better identify and stage certain types of cancer.  Neoprobe’s 90%-owned subsidiary, Cira Biosciences, Inc. (Cira Bio), also has rights to a patient-specific cellular therapy technology platform called ACT.  Neoprobe’s strategy is to deliver superior growth and shareholder return by bringing to market novel radiopharmaceutical agents and advancing the Company’s pipeline program through continued investment and selective partnerships, licenses and/or acquisitions.

In August 2009, the Company’s Board of Directors decided to discontinue the operations and attempt to sell our wholly-owned subsidiary, Cardiosonix Ltd. (Cardiosonix).  This decision was based on the determination that the blood flow measurement device segment was no longer considered a strategic initiative of the Company, due in part to positive achievements related to our other device product and drug development initiatives.  We have not received significant expressions of interest in the Cardiosonix business; however, we are obligated to continue to service and support the Cardiosonix devices through 2013.  As such, while we continue to wind down our activities in this area, we expect to continue to generate minimal revenues and incur minimal expenses related to our blood flow measurement device business until a final shutdown of operations or a sale of the business unit is completed.

In connection with our development of radiopharmaceutical products, we had developed and marketed a line of medical devices, the neoprobe® GDS gamma detection systems (the GDS Business).  However, on August 15, 2011 our stockholders approved the sale of our gamma detection device line of business (the Asset Sale) to Devicor Medical Products, Inc. (Devicor).  The Asset Sale closed on August 17, 2011 consistent with the terms of the Asset Purchase Agreement (APA) signed on May 24, 2011.  Under the terms of the APA, we sold the assets and assigned certain liabilities that were primarily related to the GDS Business.  In exchange for the net assets of the GDS Business, Devicor made a cash payment to us of $30,000,000, assumed certain liabilities of the Company associated with the GDS Business as specified in the APA, and agreed to make royalty payments to us of up to an aggregate maximum amount of $20,000,000 based on the net revenue attributable to the GDS Business over the course of the next six fiscal years.  Our consolidated balance sheets and statements of operations have been reclassified, as required, for all periods presented to reflect the GDS Business as a discontinued operation.  Cash flows associated with the operation of the GDS Business have been combined within operating, investing and financing cash flows, as appropriate, in our consolidated statements of cash flows.

With the completion of the Asset Sale, we have taken an important step in reshaping Neoprobe into a specialty pharmaceutical company focused on precision diagnostics.  We are currently actively reviewing a number of different product candidates to partner, in-license and/or acquire.  These evaluations generally involve relatively late-stage radiopharmaceutical development candidates, some of which we believe would significantly augment our current development pipeline.  Some of our discussions regarding pipeline candidates are in relatively advanced stages.  We expect to make progress, and ultimately announcements, regarding these pipeline business development efforts, as well as on Lymphoseek distribution arrangements covering additional global markets, over the coming quarters.

Product Line Overview

We believe that the future prospects for Neoprobe continue to improve as we make progress in our key growth and development areas, especially related to our Lymphoseek initiative.  Our primary development efforts over the last few years have been focused on our oncology drug development initiatives, Lymphoseek and RIGScan.  We expect our overall research and development expenditures to continue to be higher during the remainder of 2011 as compared to 2010 due to the expansion of our clinical, regulatory, and business development staff and efforts that support the commercialization of Lymphoseek, further development of RIGScan, and the implementation of steps to expand our product pipeline.  The level to which the expenditures rise will depend on the extent to which we are able to execute on these strategic initiatives.  While we continue to make progress with both initiatives, neither Lymphoseek nor RIGScan is anticipated to generate any significant revenue for us during 2011.

Our efforts thus far in 2011 have resulted in the following milestone achievements:

•	Gained listing of our common stock on the NYSE Amex Stock Exchange
•	Improved investor awareness through presentation at several prominent investor conferences
•	Secured independent analyst coverage from several major brokerage firms
•	Announced that our second clinical study of Lymphoseek in subjects with breast cancer or melanoma (NEO3-09) reached its accrual goal
•	Completed a successful pre-investigational new drug meeting for RIGScanTM with the U.S. Food and Drug Administration (FDA)
•	Reached agreement with a major investor regarding a potential proxy contest
•	Appointed Dr. Mark Pykett as President and Chief Executive Officer, and appointed Drs. Peter Drake, Jess Jones and Pykett to the Neoprobe Board of Directors
•	Filed a shelf registration on Form S-3 to allow the Company to raise capital as necessary through the sale of up to $100 million in a primary offering of securities
•	Announced Lymphoseek met all primary and secondary endpoints in the NEO3-09 clinical study
•	Announced top-line data from the NEO3-09 clinical study with all primary and secondary endpoints achieved and presented full data from the study at major medical meetings
•	Appointed Dr. Thomas Tulip as Executive Vice President and Chief Business Officer
•	Completed the sale of our gamma detection device business to Devicor Medical Products, Inc., for $30 million in proceeds and up to an additional $20 million in potential future royalties
•	Presented full data from the NEO3-09 clinical study at the American Society of Clinical Oncology and Society of Nuclear Medicine Meetings

•	Established a European business unit to support regulatory, development and commercial activities in the European Union (EU)
•	Undertook process development and pilot production activities for RIGScan manufacturing
•	Filed and received notice of the acceptance of the Lymphoseek New Drug Application (NDA) from FDA
•	Completed a scientific advice meeting with the European Medicines Agency (EMA) for RIGScan development in the EU
•	Initiated strategic repositioning and rebranding activities of the Company as a pure-play radiopharmaceutical developer

Our operating expenses during the first nine months of 2011 were focused primarily on support of Lymphoseek product development and on efforts to reinitiate development activities for our RIGScan product initiative.  We expect our drug-related development expenses for 2011 to be considerably higher than 2010 related to filing the NDA for Lymphoseek and continuing the other clinical evaluations of Lymphoseek to support post-marketing amendments to the NDA, as well as continuing our efforts to develop our RIGScan product.

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

In March 2010, Neoprobe met with FDA to review the clinical outcomes of NEO3-05.  The meeting included a review of the efficacy and safety results of the NEO3-05 clinical study and Neoprobe’s plans for the submission of a NDA for Lymphoseek based on the results of NEO3-05 and other previously completed clinical studies.  During the meeting, Neoprobe provided FDA with the clinical results of the protocol-compliant clinical sites that participated in the NEO3-05 clinical study that contributed 136 intent-to-treat subjects who provided 215 lymph nodes containing the vital blue dye.  210 of the vital blue dye positive lymph nodes contained Lymphoseek for an overall concordance rate of 98%, achieving a very high level of statistical significance (p-value = 0.0001) for the primary endpoint of the clinical study.  Prior to the meeting, FDA requested that Neoprobe conduct a “reverse concordance” assessment of the clinical study where Lymphoseek might identify lymph nodes missed by the vital blue dyes.  This assessment showed that Lymphoseek was able to identify 85 additional lymph nodes that did not contain the vital blue dye, and 18% of these nodes were found by pathology to contain cancer.  There were no significant reported safety events related to Lymphoseek in the NEO3-05 clinical study.  FDA indicated that the clinical data from the NEO3-05 clinical study and other completed clinical evaluations of Lymphoseek would be supportive of a NDA submission for Lymphoseek.  FDA also encouraged Neoprobe to request a series of pre-NDA meetings to review the non-clinical and chemistry, manufacturing and control (CMC) components of the NDA prior to its formal submission.  Neoprobe completed successful non-clinical and CMC pre-NDA reviews with FDA during the second quarter of 2010.

As a result of the March 2010 meeting, we moved forward with a plan to file the NDA for Lymphoseek later in 2010.  A key part of the plan, however, was to ensure that the patient population in the safety database that would be considered in the approval of Lymphoseek would be adequate to meet the expectations of FDA.  As such, in July 2010, Neoprobe initiated enrollment in another Phase 3 clinical evaluation of Lymphoseek in subjects with either breast cancer or melanoma (NEO3-09), primarily for purposes of augmenting the safety population and to support expanded product labeling claims.  Based on guidance received in the March 2010 meeting, we had planned to file data related to the NEO3-09 trial as part of a planned major amendment to the primary NDA.

In October 2010, Neoprobe held a pre-NDA meeting with FDA for Lymphoseek.  As a result of the pre-NDA meeting, FDA requested that data from both the completed NEO3-05 study and the NEO3-09 study then in progress be included in the Company’s primary NDA for Lymphoseek, rather than submitting the NEO3-09 study safety and efficacy data as a planned major amendment to the ongoing NDA review, as the Company had initially intended.  The pre-NDA assessment resulted in no modification to the NEO3-09 trial design or endpoints or to any of the other previously agreed-to clinical or regulatory components of the Lymphoseek NDA.  As such, NEO3-09 is now one of two adequate and well-controlled trials included in the primary NDA submission for a first-cycle review.

In February 2011, we announced that we had accrued an adequate number of subjects to enable us to meet the lymph node accrual goal for the NEO3-09 clinical trial.  Top-line data from NEO3-09 were released during the second quarter of 2011, indicating that all primary and secondary endpoints for the study were met and demonstrating strong agreement with the previously successful NEO3-05 clinical study.  Neoprobe submitted the NDA for Lymphoseek in August 2011, and was notified of acceptance of the NDA in October 2011.  The Lymphoseek NDA submission was based on the clinical results of the NEO3-05 and NEO3-09 Phase 3 clinical studies and other already completed clinical and non-clinical evaluations of Lymphoseek, as well as its manufacturing and quality.  In the letter from FDA notifying the Company of the acceptance of Lymphoseek NDA, FDA established a prescription drug user fee (PDUFA) date for Lymphoseek of June 10, 2012.  Depending on the timing and the outcome of the FDA regulatory review cycle, we believe that Lymphoseek could be commercialized in the second half of 2012.  We cannot assure you, however, that this product will achieve regulatory approval, or if approved, that it will achieve market acceptance.

We also have a third Phase 3 clinical trial for Lymphoseek underway being conducted in subjects with head and neck squamous cell carcinoma (NEO3-06).  The NEO3-06 clinical study was initiated in June 2009 and was designed to expand the potential labeling for Lymphoseek as a sentinel lymph node targeting agent after the initial marketing clearance for the product.  The trial design requires the accrual of approximately 114 subjects with lymph nodes found to contain tumor upon biopsy and pathology assessment.  However, the accrual rate for this trial is slower than the accrual rate for the NEO3-05 and NEO3-09 trials due in part to the incidence rate for head and neck cancers and the inclusion/exclusion criteria for subjects eligible to participate in this trial.  An interim analysis is built into the current statistical plan once 57 subjects with pathology-positive lymph nodes have been obtained, which we project may be achieved in 2012.  The protocol provides for the option of potentially stopping the trial at the interim analysis.

Over the past few years, we have also made progress in advancing our RIGScan development program.  Our RIGS technology, which had been essentially inactive since failing to gain approval following our original Biologic License Application (BLA) in 1997, has been the subject of renewed interest due primarily to the analysis of survival data related to patients who participated in the original Phase 3 clinical studies that were completed in 1996.  We received additional guidance from EMA during 2008 on the clinical development for RIGScan which we used as our basis to re-approach FDA.

Our objective, to the extent possible, has been, and continues to be, to define and implement a clinical development plan which is harmonized between the U.S. and the EU in order to leverage our resources and efforts, and engage potential development partners.  To that end, during December 2009 we submitted an Investigational New Drug (IND) amendment to FDA which included the design of a proposed Phase 3 clinical trial of RIGScan.  In addition, in October 2010, we filed a response letter to FDA related to the Agency’s complete response letter to the open BLA from 1997.  In February 2011, we held a pre-IND meeting with FDA to discuss the clinical development and regulatory plans for RIGScan.

The focus of Neoprobe’s February 2011 pre-IND meeting with FDA was to first define the basic CMC requirements needed to resume clinical development efforts on RIGScan.  FDA reviewed Neoprobe’s comprehensive pre-IND package, including key aspects of the clinical development and drug development plans, and provided direction to the Company on its clinical and manufacturing activities going forward.  As an outcome of the pre-IND meeting, FDA provided guidance regarding enhancing our manufacturing platform, including process improvements to increase manufacturing efficiency and the quality of the underlying biologic antibody.  In August 2011, we held a meeting with the Scientific Advice Working Party (SAWP) of the EMA and received similar guidance as we received from FDA, as well as the suggestion that we consider use of a humanized version of the RIGS antibody.  With this collective guidance, we have begun to change to a humanized antibody on our development and regulatory timelines.  Based on our preliminary assessment, we believe we may still be able to accomplish the necessary manufacturing steps and still be in the clinic in late 2012; however, the timing of re-entry into human clinical trials will ultimately depend on regulatory agency agreement with the specific clinical development plan and outcomes.

It should also be noted that the RIGScan biologic drug has not been produced for several years.  We have successfully completed the initial steps in re-characterizing the murine-based drug cell line and believe, based on work done to date, that the cell line is still viable.  During the third quarter of 2009, we announced that we had executed a Biopharmaceutical Development and Supply Agreement with Laureate Biopharmaceutical Services, Inc. (Laureate Biopharma).  This agreement will support manufacturing process development work, evaluation of the CC49 master working cell bank, and the initial steps in re-validating the clinical grade and commercial production process for the RIGScan antibody.  Laureate Biopharma has made progress in the re-validation of the manufacturing process and has completed preliminary biologic characterization activities.  Our development plans for RIGScan also include the consideration of alternative radiolabeling processes.  We will need to establish manufacturing and radiolabeling capabilities for the CC49 antibody in order to meet the regulatory needs for the RIGScan product.

We continue to believe it may be advantageous for us to identify a development partner for RIGScan.  In the past, we have engaged in discussions with various parties regarding potential partnerships.  However, even if we are able to make such arrangements on satisfactory terms, we believe that the time required for continued development, regulatory approval and commercialization of a RIGS product would likely be a minimum of five years before we receive any significant product-related royalties or revenues.  We cannot assure you that we will be able to complete definitive agreements with a partner or obtain financing to fund development of the RIGS technology and do not know if such arrangements could be obtained on a timely basis on terms acceptable to us, or at all.  We also cannot assure you that FDA or EMA will clear our RIGS products for marketing or that any such products will be successfully introduced or achieve market acceptance.

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

In 2006, Cira Bio engaged the Battelle Memorial Institute to complete a technology and manufacturing process assessment of the cellular therapy approach.  Cira Bio has attempted over the past few years to raise the necessary capital to move this technology platform forward.  We do not know if the technology will ultimately yield positive results or if we will be successful in obtaining funding on terms acceptable to us, or at all.  In the event we fail to obtain financing for Cira Bio, the technology rights for the oncology applications of ACT may revert back to Neoprobe and the technology rights for the viral and autoimmune applications may revert back to Cira LLC upon notice by either party.

Our overall operating results for 2011 will be greatly affected by the increased level of development activity we continue to conduct to support our radiopharmaceutical products.  Primarily as a result of the loss of sales revenue from the GDS Business following the Asset Sale, as well as significant development costs we expect to incur related to the continued clinical development of Lymphoseek and RIGScan, we do not expect to achieve overall operating profitability during 2011.  We cannot assure you that our current or potential new products will be successfully commercialized, that we will achieve significant product revenues, or that we will achieve or be able to sustain profitability in the future.

Results of Operations

Three Months Ended September 30, 2011 and 2010

Grant Revenue.  Grant revenue, primarily related to an Ohio Third Frontier grant to support Lymphoseek development, increased $106,000, or 71%, to $256,000 during the third quarter of 2011 from $150,000 during the same period in 2010.  Recognition of grant revenue began late in the third quarter of 2010.

Research and Development Expenses.  Research and development expenses increased $1.4 million, or 56%, to $3.9 million during the third quarter of 2011 from $2.5 million during the same period in 2010.  The net increase was primarily due to the $1.5 million filing fee for the Lymphoseek NDA, increased clinical and regulatory consulting costs of $423,000 and increased compensation of $276,000, offset by decreased clinical activity costs of $620,000 and decreased process development costs of $310,000.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $1.6 million, or 123%, to $2.9 million during the third quarter of 2011 from $1.3 million during the same period in 2010.  The net increase was primarily due to stock compensation costs of $820,000 related to the separation of our former President and CEO, David Bupp, increased compensation costs of $416,000 related to increased headcount and incentive-based compensation, increased professional services and consulting costs of $150,000, and increased Board of Directors costs of $128,000 related to increased compensation and headcount.

Other Income (Expenses).  Other income, net, was $13,000 during the third quarter of 2011 as compared to other expense, net, of $86,000 during the same period in 2010.  During the third quarter of 2011, we recorded income of $7,000 related to the decreases in derivative liabilities resulting from the requirement to mark our derivative liabilities to market.  During the third quarter of 2010, we recorded charges of $88,000 related to the increases in derivative liabilities.  Interest income increased $5,000 to $7,000 during the third quarter of 2011 from $2,000 for the same period in 2010, primarily due to increased cash balances.

Income Taxes.  We believe we will be subject to paying alternative minimum tax related to the sale of our GDS Business to Devicor.  As a result, we recorded an estimated net tax liability of $270,000 during the third quarter of 2011.  Estimated tax liabilities of $5.7 million related to the gain on the sale of discontinued operations and $1.0 million related to income from discontinued operations were offset by an estimated tax benefit of $6.4 million related to the loss from continuing operations.

Gain on Sale of Discontinued Operations.  Gain on sale of discontinued operations related to the sale of our GDS Business to Devicor was $20.1 million during the third quarter of 2011.  The sales price of $30.3 million included a cash payment of $30.0 million and an accrued net working capital adjustment of an additional $254,000.  The proceeds were offset by $2.2 million in legal and other fees related to the sale, $2.3 million in net balance sheet dispositions and write-offs, and $5.7 million in estimated taxes.

Income (Loss) from Discontinued Operations.  The loss from discontinued operations was $221,000, net of $1.0 million in estimated taxes, during the third quarter of 2011 compared to income from discontinued operations of $1.3 million during the same period in 2010, primarily due to the sale of our GDS Business to Devicor in August 2011 and related estimated taxes.

Nine Months Ended September 30, 2011 and 2010

Grant Revenue.  Grant revenue, primarily related to an Ohio Third Frontier grant to support Lymphoseek development, increased $448,000, or 300%, to $598,000 during the first nine months of 2011 from $150,000 during the same period in 2010.  Recognition of grant revenue began late in the third quarter of 2010.

Research and Development Expenses.  Research and development expenses increased $1.7 million, or 25%, to $8.2 million during the first nine months of 2011 from $6.5 million during the same period in 2010.  The net increase was primarily due to the $1.5 million filing fee for the Lymphoseek NDA, increased clinical and regulatory consulting costs of $868,000 and increased compensation of $647,000, offset by decreased process development costs of $1.1 million and decreased clinical activity costs of $253,000.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $4.3 million, or 132%, to $7.5 million during the first nine months of 2011 from $3.2 million during the same period in 2010.  The net increase was primarily due to separation costs of $2.5 million related to the separation of our former President and CEO, David Bupp, increased compensation costs of $756,000 related to increased headcount and incentive-based compensation, increased professional services and consulting costs of $570,000, and increased Board of Directors costs of $182,000 related to increased compensation and headcount.

Other Income (Expenses).  Other expense, net, was $948,000 during the first nine months of 2011 as compared to other expense, net, of $42.9 million during the same period in 2010.  During the first nine months of 2010, we recorded a loss on the extinguishment of debt of $41.7 million related to the exchange of our outstanding convertible debt for convertible preferred stock.  During the first nine months of 2011 and 2010, we recorded charges of $957,000 and $671,000, respectively, related to the increases in derivative liabilities resulting from the requirement to mark our derivative liabilities to market.  Interest expense decreased $551,000 to $3,000 during the first nine months of 2011 from $554,000 for the same period in 2010, primarily due to the June 2010 exchange of our outstanding convertible debt agreements for convertible preferred stock.  Of this interest expense, $403,000 in the first nine months of 2010 was non-cash in nature due to the payment or accrued payment of interest on our convertible debt with shares of our common stock.  An additional $16,000 in the first nine months of 2010 was non-cash in nature related to the amortization of debt issuance costs and discounts resulting from the warrants and conversion features of the convertible debt.  Interest income increased $8,000 to $14,000 during the first nine months of 2011 from $6,000 for the same period in 2010, primarily due to increased cash balances.

Income Taxes.  We believe we will be subject to paying alternative minimum tax related to the sale of our GDS Business to Devicor.  As a result, we recorded an estimated net tax liability of $270,000 during the first nine months of 2011.  Estimated tax liabilities of $5.7 million related to the gain on the sale of discontinued operations and $1.0 million related to income from discontinued operations were offset by an estimated tax benefit of $6.4 million related to the loss from continuing operations.

Gain on Sale of Discontinued Operations.  Gain on sale of discontinued operations related to the sale of our GDS Business to Devicor was $19.5 million during the first nine months of 2011.  The sales price of $30.3 million included a cash payment of $30.0 million and an accrued net working capital adjustment of an additional $254,000.  The proceeds were offset by $2.8 million in legal and other fees related to the sale, $2.3 million in net balance sheet dispositions and write-offs, and $5.7 million in estimated taxes.

Income from Discontinued Operations.  Income from discontinued operations decreased $1.3 million, or 28%, to $3.3 million, net of $1.0 million in estimated taxes, during the first nine months of 2011 from $4.6 million during the same period in 2010, primarily due to the sale of our GDS Business to Devicor in August 2011 and related estimated taxes.

Liquidity and Capital Resources

Cash balances increased to $31.8 million at September 30, 2011 from $6.4 million at December 31, 2010.  The net increase was primarily due to $27.5 million of net cash received for the sale of the GDS Business and $4.7 million for the exercise of warrants and stock options net of $2.4 million paid for related tax withholdings primarily related to the separation of our former President and CEO, David Bupp, partially offset by cash used to fund our operations, mainly for research and development activities.  The current ratio increased to 7.9:1 at September 30, 2011 from 2.6:1 at December 31, 2010.

Operating Activities.  Cash used in operations increased $4.7 million to $7.1 million during the first nine months of 2011 compared to $3.6 million during the same period in 2010.

Accounts receivable increased to $180,000 at September 30, 2011 from $138,000 at December 31, 2010.  The balance reflects fluctuations in grant revenue receivable from the State of Ohio.  We expect receivables balances to decline as we have only $50,000 of the $1.0 million Third Frontier grant remaining to recognize, which we will not be able to do until the development project being funded by the grant is complete and the required final reports have been filed.

Inventory levels increased to $844,000 at September 30, 2011 from $632,000 at December 31, 2010 related to the finishing and vialing of a new lot of Lymphoseek.  We expect our inventory levels to increase over the coming months as we manufacture additional lots of Lymphoseek in preparation for commercial launch in the second half of 2012.

Accounts payable decreased to $1.0 million at September 30, 2011 from $1.4 million at December 31, 2010 due to normal fluctuations in timing of receipt and payment of invoices.  Accrued liabilities and other increased to $2.5 million at September 30, 2011 from $1.0 million at December 31, 2010, primarily due to costs related to the separation of Mr. Bupp and increased compensation, research and development, and professional services fees incurred during the first nine months of 2011.  Our payable and accrual balances will continue to fluctuate due research and development and marketing activities and the timing of receipt and payment of invoices.

Assets associated with discontinued operations decreased to $5,000 at September 30, 2011 from $3.0 million at December 31, 2010, and liabilities associated with discontinued operations decreased to $1.3 million at September 30, 2011 from $1.8 million at December 2010.  Decreases in both assets and liabilities associated with discontinued operations were primarily due to the sale of the GDS Business in the third quarter of 2011.  The $1.3 million of liabilities associated with discontinued operations remaining at September 30, 2011 consists of deferred revenue related to extended warranty contracts for our medical devices that were sold prior to the sale of the GDS Business.  These contracts were not transferred to Devicor as part of the Asset Sale and we are obligated to continue servicing covered devices for the remaining terms of the extended warranty contracts.  We will continue to recognize revenue from discontinued operations related to these contracts over their remaining lives of up to seven years.

Investing Activities. Investing activities provided $27.3 million during the first nine months of 2011 compared to using $366,000 during the same period in 2010.  The sale of the GDS Business to Devicor in August 2011 provided $27.5 million, net of related expenses. Capital expenditures of $95,000 during the first nine months of 2011 were primarily for computers, software, and equipment to be used in the production of Lymphoseek.  Capital expenditures of $354,000 during the first nine months of 2010 were primarily for equipment to be used in the production of Lymphoseek, software and computers.  We do not expect to incur significant additional costs for Lymphoseek production equipment.  As such, we expect our overall capital expenditures for the remainder of 2011 will be lower than in 2010.  Payments for patent and trademark costs were $53,000 and $12,000 during the first nine months of 2011 and 2010, respectively.

Financing Activities.  Financing activities provided $4.5 million during the first nine months of 2011 compared to $911,000 provided during the same period in 2010.  The $4.5 million provided by financing activities in the first nine months of 2011 consisted primarily of proceeds from the issuance of common stock of $7.1 million, offset by payments of tax withholdings related to stock-based compensation of $2.4 million, including costs related to the net exercise of stock options by Mr. Bupp of $2.1 million, preferred stock dividends of $75,000, payments of notes payable of $62,000, and payments of capital leases of $7,000.  The $911,000 provided by financing activities in the first nine months of 2010 consisted primarily of proceeds from the issuance of common stock of $1.1 million, offset slightly by payments of tax withholdings related to stock-based compensation of $56,000, stock offering costs of $30,000 and payments of capital leases of $9,000.

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

During the first nine months of 2011, certain outside investors exercised 1,578,948 Series CC warrants in exchange for issuance of 1,578,948 shares of our common stock, resulting in gross proceeds of $3,331,580.  Also during the first nine months of 2011, certain outside investors exercised 1,578,948 Series DD warrants in exchange for issuance of 1,578,948 shares of our common stock, resulting in gross proceeds of $3,331,580.  Finally, during the first nine months of 2011, Mr. Bupp and certain members of his family exercised 810,000 Series V warrants in exchange for issuance of 810,000 shares of our common stock, resulting in gross proceeds of $255,600.

In May 2011, the Company’s Board of Directors approved the sale of the GDS Business to Devicor.  Our stockholders approved the Asset Sale at our Annual Meeting of Stockholders on August 15, 2011, and the Asset Sale closed on August 17, 2011 consistent with the terms of the APA signed on May 24, 2011.  Under the terms of the APA, we sold the assets and assigned certain liabilities that were primarily related to the GDS Business.  In exchange for the assets of the GDS Business, Devicor made a cash payment to us of $30,000,000, assumed certain liabilities of the Company associated with the GDS Business as specified in the APA, and agreed to make royalty payments to us of up to an aggregate maximum amount of $20,000,000 based on the net revenue attributable to the GDS Business over the course of the six fiscal years ended December 31, 2012, 2013, 2014, 2015, 2016 and 2017.  Our consolidated balance sheets and statements of operations have been reclassified, as required, for all periods presented to reflect the GDS Business as a discontinued operation.  Cash flows associated with the operation of the GDS Business have been combined within operating, investing and financing cash flows, as appropriate, in our consolidated statements of cash flows.  The Asset Sale will allow us to focus our resources and efforts on the continued development of our radiopharmaceutical products, and to pursue efforts to expand our drug development portfolio.

Our future liquidity and capital requirements will depend on a number of factors, including our ability to complete the development and commercialization of new products, our ability to achieve market acceptance of our products, our ability to monetize our investment in non-core technologies, our ability to obtain milestone or development funds from potential development and distribution partners, regulatory actions by FDA and international regulatory bodies, the ability to procure additional pipeline development opportunities, and intellectual property protection.

Our most significant near-term development priority is to continue our pre-commercialization activities related to Lymphoseek.  We expect Lymphoseek-related research and development expenditures to start to decline now that the NDA has been filed; however, we expect expenses related to the commercial launch of Lymphoseek to increase in preparation for the launch.  We continue to assess the impact to our timelines and development costs as we refine the development steps necessary to commercialize RIGScan, including the potential effects that may result from the change to a humanized version of the antibody.  We are also actively evaluating a number of different product licensing and/or acquisition opportunities.  Evaluations for one or more of these late-stage radiopharmaceutical candidates are in relatively advanced stages of discussion and/or negotiation and may result in the use of a material portion of our available funds in order to license, acquire and develop.  We believe our current funds will be adequate to sustain our operations at present levels for the foreseeable future and, coupled with anticipated cash flow following the commercialization of Lymphoseek, permit us to fund some level of pipeline acquisition, licensing and development opportunities.  However, we cannot assure you that Lymphoseek will achieve our expected levels of sales and generate the level of cash flow we are expecting.

We filed a shelf registration statement earlier in 2011 to provide us with future funding alternatives and flexibility as we evaluate our strategic goals and plans for expansion of our product pipeline, although we have not decided whether, when or how much capital might be raised under the registration statement.  We cannot assure you that we will be successful raising additional capital at terms acceptable to the Company, or at all.  We also cannot assure you that we will be able to gain access and/or be able to execute on securing new development opportunities, successfully obtain regulatory approval for and commercialize new products, achieve significant product revenues from our products, or achieve or sustain profitability in the future.

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

Revenue Recognition.  We currently generate revenue primarily from grants to support various product development initiatives.  We generally recognize grant revenue when expenses reimbursable under the grants have been incurred and payments under the grants become contractually due.

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

•
Inventory Valuation.  We value our inventory at the lower of cost (first-in, first-out method) or market.  Our valuation reflects our estimates of excess, slow moving and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value.  Write-offs are recorded when product is removed from saleable inventory.  We review inventory on hand at least quarterly and record provisions for excess and obsolete inventory based on several factors, including current assessment of future product demand, anticipated release of new products into the market and product expiration.  Our industry is characterized by rapid product development and frequent new product introductions.  Uncertain timing of product approvals, variability in product launch strategies, regulations regarding use and shelf life, product recalls and variation in product utilization all impact the estimates related to excess and obsolete inventory.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  As of September 30, 2011, our $31.8 million in cash was primarily invested in interest-bearing money market accounts.  We believe that a hypothetical 10% increase or decrease in market interest rates would not have a material impact on our consolidated financial position, results of operations or cash flows.

Foreign Currency Exchange Rate Risk.  We do not currently have material foreign currency exposure related to our assets as the majority are denominated in U.S. currency and our foreign-currency based transaction exchange risk is not material.  For the nine-month periods ended September 30, 2011 and 2010, we recorded approximately $2,000 and $3,000 of foreign currency transaction losses, respectively.

Equity Price Risk.  We do not use derivative instruments for hedging of market risks or for trading or speculative purposes.  Derivative instruments embedded in contracts, to the extent not already a free-standing contract, are bifurcated and accounted for separately.  All derivatives are recorded on the consolidated balance sheet at fair value in accordance with current accounting guidelines for such complex financial instruments.  Fair value of warrant liabilities is determined based on a Black-Scholes option pricing model calculation which includes the price of Company stock.  As of September 30, 2011, we had approximately $53,000 of derivative liabilities recorded on our balance sheet related to 20,000 of our Series V warrants.  We believe that a hypothetical 50% increase or decrease in our stock price would not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2011.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed and are effective.

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

Changes in Control Over Financial Reporting

During the quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We believe that we have access to sufficient financial resources with which to fund our operations or those of our subsidiaries for the foreseeable future.  However, certain events or actions may shorten the period through which our current operating funds will sustain us, including, without limitation, if we decide to grow our organization by pursuing development or commercialization activities for our current or newly acquired or developed product candidates, or if we incur unexpected expenses.  We may also acquire new technologies, product candidates and/or products and the cost to acquire, develop and/or commercialize such new technologies, product candidates and/or products may shorten the period through which our current operating funds will sustain us.  However, we may not be able to obtain sufficient additional funding on satisfactory terms, if at all.  If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned development activities, acquisition of new product candidates and other operations.

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

Our ability to timely raise sufficient additional capital also may be limited by the NYSE Amex’s requirements relating to stockholder approval for transactions involving the issuance of our common stock or securities convertible into our common stock. For instance, the NYSE Amex requires that we obtain stockholder approval of any transaction involving the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value, which (together with sales by our officers, directors and principal stockholders) equals 20% or more of our presently outstanding common stock, unless the transaction is considered a “public offering” by the NYSE Amex staff.  Based on our outstanding common stock as of November 1, 2011 and a closing price of $2.71, which was the closing price of our common stock on November 1, 2011, we could not raise more than approximately $50,000,000 without stockholder approval, unless the transaction is deemed a public offering or does not involve the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value. However, certain prior sales by us may be aggregated with any offering we may propose in the near-term, further limiting the amount we could raise in any future offering that is not considered a public offering by the NYSE Amex staff and would involve the sale, issuance or potential issuance by us of our common stock (or securities convertible into our common stock) at a price less than the greater of book or market value. The NYSE Amex will also require stockholder approval if the issuance or potential issuance of additional shares will be considered by the exchange staff to result in a change of control of Neoprobe.

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

We may not succeed in acquiring drug candidates or technologies to expand our product pipeline.

We may not successfully acquire drug candidates or technologies to expand our product pipeline. The number of such candidates and technologies is limited. Competition among large pharmaceutical companies and biopharmaceutical companies for promising drug candidates and technologies is intense because such companies generally desire to expand their product pipelines through purchase or in-licensing. If we fail to succeed with such activities to expand our product pipeline, our potential future revenues may be adversely affected.

Clinical trials for our radiopharmaceutical product candidates will be lengthy and expensive and their outcome is uncertain.

Before obtaining regulatory approval for the commercial sale of any product candidates, we must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for use in humans.  Conducting clinical trials is a time consuming, expensive and uncertain process and may take years to complete.  During 2009, we successfully completed a Phase 3 clinical trial in subjects with breast cancer or melanoma for our most advanced radiopharmaceutical product candidate, Lymphoseek.  In addition, we have completed enrollment in a second Phase 3 trial for this product also in subjects with breast cancer or melanoma. In addition, we are enrolling subjects in a third Phase 3 clinical trial in subjects with head and neck squamous cell carcinoma.  We also continue to have dialogue with FDA and EMA regarding our other radiopharmaceutical product candidate, RIGScan. In February 2011, we met with FDA to discuss filing a new Investigational New Drug (IND) application in the U.S. for RIGScan to begin to reinitiate development of this product candidate, and are now preparing for manufacturing activities.  We also are approaching EMA during the coming months in our efforts to develop, to the extent possible, a harmonized clinical and regulatory developmental pathway for RIGScan in the U.S. and EU.

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

We do not currently have any manufacturing capability for our radiopharmaceutical compounds necessary for clinical testing or commercial sale.  We intend to rely on third-party contract manufacturers to produce sufficiently large quantities of drug materials that are and will be needed for clinical trials and commercialization of our potential products.  Third-party manufacturers may not be able to meet our needs with respect to timing, quantity or quality of materials.  We have a supply agreement with Reliable Biopharmaceuticals to manufacture the active pharmaceutical ingredient for our Lymphoseek product and are in the process of finalizing a supply contract with a third-party manufacturer for the finishing and vialing of our Lymphoseek product.  However, if we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby delaying the submission of product candidates for regulatory approval and the market introduction and subsequent commercialization of our potential products.  Any such delays may lower our revenues and potential profitability.

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

The biotechnology industry is intensely competitive.  Some of our competitors have significantly greater financial, technical, manufacturing, marketing and distribution resources as well as greater experience in the pharmaceutical industry than we have.  The particular medical conditions our product lines address can also be addressed by other medical procedures or drugs.  Many of these alternatives are widely accepted by physicians and have a long history of use.  Recently, a competitor announced that it had received approval to modify the product labeling for sulfur colloid, a product that competes with our Lymphoseek drug, in the identification of lymph nodes in breast cancer patients.  Physicians may use our competitors’ products and/or our products may not be competitive with other technologies.  If these things happen, our sales and revenues may not occur at the rate we anticipate or may decline.  In addition, our current and potential competitors may establish cooperative relationships with larger companies to gain access to greater research and development or marketing resources.  Competition may result in price reductions, reduced gross margins and loss of market share.

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

Our business has experienced a number of successes and faced several challenges in recent years that have resulted in several significant changes in our strategy and business plan, including the shifting of resources to support our current development initiatives.  Our management will need to remain flexible to support our business model over the next few years.  However, losing members of the Neoprobe management team could have an adverse effect on our operations.  Our success depends on our ability to attract and retain technical and management personnel with expertise and experience in the pharmaceutical industry, and the acquisition of additional product candidates may require us to acquire additional highly qualified personnel.  The competition for qualified personnel in the biotechnology industry is intense and we may not be successful in hiring or retaining the requisite personnel.  If we are unable to attract and retain qualified technical and management personnel, we will suffer diminished chances of future success.

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

Our common stock traded as low as $1.62 per share and as high as $5.48 per share during the 12-month period ended November 1, 2011.  The market price of our common stock has been and is expected to continue to be highly volatile.  Factors, including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, may have a significant impact on the market price of our stock.  In addition, potential dilutive effects of future sales of shares of common stock by the Company and by stockholders, and subsequent sale of common stock by the holders of warrants and options could have an adverse effect on the market price of our shares.

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

Historically, the trading volume for our common stock has been relatively limited.  The average daily trading volume for our common stock on the OTC Bulletin Board for the 12-month period ended January 31, 2011 was approximately 194,000 shares.  Following the listing of our common stock on the Exchange on February 10, 2011, trading in our common stock has been more active; during the period beginning on February 10, 2011 and ending on November 1, 2011, the average daily trading volume for our common stock on the NYSE Amex was approximately 1.1 million shares.  We cannot, however, assure you that this trading volume will be consistently maintained in the future.

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
Dated: November 9, 2011

By:	/s/ Mark J. Pykett

Mark J. Pykett, V.M.D., Ph.D.
President and Chief Executive Officer
(duly authorized officer; principal executive officer)

By:	/s/ Brent L. Larson

Brent L. Larson
Senior Vice President and Chief Financial Officer
(principal financial officer)