Form 10-Q
period 2012-06-30
NAVIDEA BIOPHARMACEUTICALS, INC.
filed 2012-08-09
CIK 810509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2012

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 103,495,382 shares of common stock, par value $.001 per share (as of the close of business on August 1, 2012).

NAVIDEA BIOPHARMACEUTICALS, INC. and SUBSIDIARIES

INDEX

PART I – Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	3

	Consolidated Statements of Operations and Comprehensive Loss for the Three-Month and Six-Month Periods Ended June 30, 2012 and June 30, 2011 (unaudited)	5

	Consolidated Statement of Stockholders’ Equity for the Six-Month Period Ended June 30, 2012 (unaudited)	6

	Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2012 and June 30, 2011 (unaudited)	7

	Notes to the Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

	Forward-Looking Statements	17

	The Company	17

	Product Line Overview	17

	Outlook	22

	Discontinued Operations	23

	Results of Operations	23

	Liquidity and Capital Resources	25

	Critical Accounting Policies	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II – Other Information

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6.	Exhibits	33

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash	$16,952,671	$28,644,004
Accounts receivable, net	8,831	15,794
Inventory, net	918,500	821,549
Prepaid expenses and other	813,920	565,174

Total current assets	18,693,922	30,046,521

Property and equipment	1,756,305	1,441,229
Less accumulated depreciation and amortization	1,005,027	977,960

	751,278	463,269

Patents and trademarks	109,612	106,592
Less accumulated amortization	21,171	21,171

	88,441	85,421

Other assets	480,922	598,709

Total assets	$20,014,563	$31,193,920

Continued

Navidea Biopharmaceuticals, Inc. and Subsidiaries,

Consolidated Balance Sheets, continued

	June 30, 2012	December 31, 2011
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$979,485	$681,754
Accrued liabilities and other	1,486,964	2,097,786
Note payable to investor, net of discount of $242,922	2,341,151	—
Derivative liabilities, current	793,418	568,930

Total current liabilities	5,601,018	3,348,470

Note payable to investor, net of discounts of $183,536 and $543,612, respectively	4,232,391	6,456,388
Other liabilities	252,247	257,315

Total liabilities	10,085,656	10,062,173

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; 9,083 Series B shares and 1,000 Series C shares issued and outstanding at June 30, 2012 and December 31, 2011	10	10
Common stock; $.001 par value; 200,000,000 shares authorized; 96,809,622 and 95,398,961 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	96,810	95,399
Additional paid-in capital	268,063,288	266,393,645
Accumulated deficit	(258,231,201)	(245,357,307)

Total stockholders’ equity	9,928,907	21,131,747

Total liabilities and stockholders’ equity	$20,014,563	$31,193,920

See accompanying notes to consolidated financial statements

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$60,000	$6,135	$71,931	$342,097

Operating expenses:
Research and development	2,476,113	1,866,252	6,419,827	4,301,851
Selling, general and administrative	2,970,837	1,727,145	5,545,467	4,628,853
Total operating expenses	5,446,950	3,593,397	11,965,294	8,930,704

Loss from operations	(5,386,950)	(3,587,262)	(11,893,363)	(8,588,607)

Other income (expense):
Interest income	8,170	2,984	17,903	6,503
Interest expense	(321,405)	(1,058)	(615,076)	(2,665)
Change in derivative liabilities	(92,805)	(10,352)	(276,889)	(964,141)
Other	(41,832)	(386)	(56,469)	(1,097)
Total other expense, net	(447,872)	(8,812)	(930,531)	(961,400)

Loss before income taxes	(5,834,822)	(3,596,074)	(12,823,894)	(9,550,007)

Benefit from income tax	—	478,444	—	999,257

Loss from continuing operations	(5,834,822)	(3,117,630)	(12,823,894)	(8,550,750)

Discontinued operations – Income from operations, net of tax effect	—	928,740	—	1,939,731

Net loss and comprehensive loss	(5,834,822)	(2,188,890)	(12,823,894)	(6,611,019)

Preferred stock dividends	(25,000)	(25,000)	(50,000)	(50,000)

Net loss and comprehensive loss attributable to common stockholders	$(5,859,822)	$(2,213,890)	$(12,873,894)	$(6,661,019)

Loss per common share (basic and diluted):
Continuing operations	$(0.06)	$(0.03)	$(0.14)	$(0.10)
Discontinued operations	$—	$0.01	$—	$0.02
Attributable to common stockholders	$(0.06)	$(0.02)	$(0.14)	$(0.08)

Weighted average shares outstanding:
Basic and diluted	94,664,659	89,660,089	94,368,690	87,549,776

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2011	10,083	$10	95,398,961	$95,399	$266,393,645	$(245,357,307)	$21,131,747

Issued restricted stock	—	—	435,000	435	—	—	435
Cancelled restricted stock	—	—	(4,500)	(5)	5	—	—
Issued stock upon exercise of stock options, net	—	—	980,271	981	527,774	—	528,755
Cancelled stock upon repurchase from executives	—	—	(37,500)	(37)	(100,838)	—	(100,875)
Issued stock to 401(k) plan	—	—	17,390	17	50,255	—	50,272
Issued stock upon exercise of warrants, net	—	—	20,000	20	58,581	—	58,601
Stock compensation expense	—	—	—	—	1,133,866	—	1,133,866
Preferred stock dividends	—	—	—	—	—	(50,000)	(50,000)
Net loss	—	—	—	—	—	(12,823,894)	(12,823,894)

Balance, June 30, 2012	10,083	$10	96,809,622	$96,810	$268,063,288	$(258,231,201)	$9,928,907

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(12,823,894)	$(6,611,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87,091	110,023
Loss on disposal and abandonment of assets	—	18,503
Amortization of debt discount and debt offering costs	260,415	—
Stock compensation expense	1,133,866	1,284,095
Change in derivative liabilities	276,889	964,141
Issuance of common stock to 401(k) plan	50,272	48,289
Changes in operating assets and liabilities:
Accounts receivable	16,463	11,787
Inventory	(96,951)	(206,525)
Prepaid expenses and other assets	(283,720)	134,085
Accounts payable	297,731	56,331
Accrued liabilities and other liabilities	(459,264)	1,355,507
Deferred revenue	—	249,674
Net cash used in operating activities	(11,541,102)	(2,585,109)

Cash flows from investing activities:
Purchases of equipment	(375,100)	(79,749)
Proceeds from sales of equipment	—	1,000
Patent and trademark costs	(3,020)	(4,660)
Net cash used in investing activities	(378,120)	(83,409)

Cash flows from financing activities:
Proceeds from issuance of common stock	544,155	6,306,528
Payment for common stock repurchased from executives	(100,875)	—
Payment of tax withholdings related to stock-based compensation	(8,765)	(2,404,638)
Payment of preferred stock dividends	(50,000)	(50,000)
Payment of debt issuance costs	(153,949)	—
Payment of notes payable	—	(53,339)
Payments under capital leases	(2,677)	(6,144)
Net cash provided by financing activities	227,889	3,792,407

Net (decrease) increase in cash	(11,691,333)	1,123,889

Cash, beginning of period	28,644,004	6,420,506

Cash, end of period	$16,952,671	$7,544,395

See accompanying notes to consolidated financial statements.

1.	Summary of Significant Accounting Policies

a.	Basis of Presentation: The information presented as of June 30, 2012, and for the three-month and six-month periods ended June 30, 2012 and June 30, 2011, is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Navidea Biopharmaceuticals, Inc. (Navidea, the Company, or we) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The balances as of June 30, 2012, and the results for the interim periods, are not necessarily indicative of results to be expected for the year. The consolidated financial statements should be read in conjunction with Navidea’s audited consolidated financial statements for the year ended December 31, 2011, which were included as part of our Annual Report on Form 10-K.

Our consolidated financial statements include the accounts of Navidea, our wholly owned subsidiaries, Navidea Biopharmaceuticals Limited and Cardiosonix Ltd. (Cardiosonix), and our majority-owned subsidiary, Cira Biosciences, Inc. (Cira Bio). All significant inter-company accounts were eliminated in consolidation.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

(1)	Cash, accounts receivable, accounts payable, and accrued liabilities: The carrying amounts approximate fair value because of the short maturity of these instruments.

(2)	Note payable to investor: The carrying value of our debt at June 30, 2012 and December 31, 2011 is presented as the face amount of the note less unamortized discounts. At June 30, 2012, the fair value of the note payable to investor is approximately $7.0 million, which approximates face value. See Note 8.

(3)	Derivative liabilities: Derivative liabilities are related to certain outstanding warrants which are recorded at fair value. The assumptions used to calculate fair value as of June 30, 2012 and December 31, 2011 include volatility, risk-free rate and expected dividends. In addition, we considered non-performance risk and determined that such risk is minimal. Unrealized gains and losses on the derivatives are classified in other expenses as a change in derivative liabilities in the statements of operations. See Note 9.

2.	Discontinued Operations

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

As a result, we reclassified revenues and expenses related to the GDS Business and our Cardiosonix subsidiary to discontinued operations. The following amounts have been segregated from continuing operations and included in discontinued operations in the consolidated statements of operations:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011

Net sales	$3,201,095	$5,736,934
Cost of goods sold	1,004,336	1,762,949
Gross profit	2,196,759	3,973,985

Operating expenses:
Research and development	102,133	278,219
Selling, general and administrative	687,355	756,557
Total operating expenses	789,488	1,034,776

Other expense, net	(87)	(221)
Income taxes	(478,444)	(999,257)

Income from discontinued operations	$928,740	$1,939,731

3.	Fair Value Hierarchy

The following tables set forth, by level, financial liabilities measured at fair value on a recurring basis:

Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2012

	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2012
Liabilities:
Derivative liabilities related to warrants, current	$—	$793,418	$—	$793,418

Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2011

	Quoted Prices in Active Markets for Identical Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2011
Liabilities:
Derivative liabilities related to warrants, current	$—	$568,930	$—	$568,930

There were no Level 1 liabilities outstanding at any time during the three-month and six-month periods ended June 30, 2012 and 2011. There were no transfers in or out of our Level 2 liabilities during the three-month or six-month periods ended June 30, 2012. A total of $1,978,818 of our Level 2 liabilities were reclassified to equity related to modifying certain outstanding warrants to remove the language that had previously required them to be classified as derivative liabilities during the six-month period ended June 30, 2011. See Note 9.

4.	Stock-Based Compensation

At June 30, 2012, we have instruments outstanding under two stock-based compensation plans; the 1996 Stock Incentive Plan (the 1996 Plan) and the Third Amended and Restated 2002 Stock Incentive Plan (the 2002 Plan). Currently, under the 2002 Plan, we may grant incentive stock options, nonqualified stock options, and restricted stock awards to full-time employees and directors, and nonqualified stock options and restricted stock awards may be granted to our consultants and agents. Total shares authorized under each plan are 1.5 million shares and 10 million shares, respectively. Although instruments are still outstanding under the 1996 Plan, the plan has expired and no new grants may be made from it. Under both plans, the exercise price of each option is greater than or equal to the closing market price of our common stock on the day prior to the date of the grant.

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

For the three-month periods ended June 30, 2012 and 2011, our total stock-based compensation expense was approximately $716,000 and $279,000, respectively. For the six-month periods ended June 30, 2012 and 2011, our total stock-based compensation expense was approximately $1.1 million and $1.3 million, respectively. Stock-based compensation expense for the first six months of 2011 included approximately $718,000 of expense related to the separation of our former President and CEO. (See Note 7.) We have not recorded any income tax benefit related to stock-based compensation in any of the three-month or six-month periods ended June 30, 2012 and 2011.

A summary of the status of our stock options as of June 30, 2012, and changes during the six-month period then ended, is presented below:

	Six Months Ended June 30, 2012
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of period	3,315,000	$1.02
Granted	1,039,763	3.20
Exercised	(987,001)	0.55
Forfeited	(10,499)	2.00
Expired	—	—
Outstanding at end of period	3,357,263	$1.83	6.5 years	$6,475,645

Exercisable at end of period	1,795,134	$0.93	4.2 years	$5,034,132

A summary of the status of our unvested restricted stock as of June 30, 2012, and changes during the six-month period then ended, is presented below:

	Six Months Ended June 30, 2012
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at beginning of period	1,556,000	$2.48
Granted	385,000	3.16
Vested	—	—
Forfeited	—	—
Expired	—	—
Unvested at end of period	1,941,000	$2.62

As of June 30, 2012, there was approximately $2.6 million of total unrecognized compensation expense related to unvested stock-based awards, which we expect to recognize over remaining weighted average vesting terms of 1.9 years.

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

The following table sets forth the reconciliation of the weighted average number of common shares outstanding to those used to compute basic and diluted earnings (loss) per share for the three-month and six-month periods ended June 30, 2012 and 2011:

	Basic and Diluted Earnings Per Share
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Outstanding shares	96,809,622	94,537,936	96,809,622	94,537,936
Effect of weighting changes in outstanding shares	(203,963)	(3,191,347)	(499,932)	(5,301,660)
Unvested restricted stock	(1,941,000)	(1,686,500)	(1,941,000)	(1,686,500)
Adjusted shares	94,664,659	89,660,089	94,368,690	87,549,776

Earnings (loss) per common share for the three-month and six-month periods ended June 30, 2012 and 2011 excludes the effects of 55.2 million and 54.7 million common share equivalents, respectively, since such inclusion would be anti-dilutive. The excluded shares consist of common shares issuable upon exercise of outstanding stock options and warrants, and upon the conversion of convertible debt and convertible preferred stock.

The Company’s unvested stock awards contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”). Therefore, the unvested stock awards are included in the number of shares outstanding for both basic and diluted earnings per share calculations. However, due to our loss from continuing operations, 1,941,000 and 1,686,500 shares of unvested restricted stock were excluded in determining basic and diluted loss per share for the three-month and six-month periods ended June 30, 2012 and 2011, respectively, because such inclusion would be anti-dilutive.

6.	Inventory, net

All components of inventory are valued at the lower of cost (first-in, first-out) or market. We adjust inventory to market value when the net realizable value is lower than the carrying cost of the inventory. Market value is determined based on estimated sales activity and margins. From time to time, we capitalize certain inventory costs associated with our Lymphoseek® product prior to regulatory approval and product launch based on management’s judgment of probable future commercial use and net realizable value of the inventory. We could be required to permanently write down previously capitalized costs related to pre-approval or pre-launch inventory upon a change in such judgment, due to a denial or delay of approval by regulatory bodies, a delay in commercialization, slower than expected sales, or other potential factors. Conversely, our gross margins may be favorably impacted if some or all of the inventory previously expensed becomes available and is used for commercial sale. During the six-month periods ended June 30, 2012 and 2011, we capitalized $525,000 and $213,000, respectively, of inventory costs associated with our Lymphoseek product. During the three-month periods ended June 30, 2012 and 2011, we did not capitalize any such costs. During the six-month period ended June 30, 2012, we wrote off $89,000 of previously capitalized Lymphoseek inventory due to the consumption of the Lymphoseek material in previously unanticipated product development activities. During the three-month periods ended June 30, 2012 and 2011, and the six-month period ended June 30, 2011, we did not write off any such costs.

The components of net inventory as of June 30, 2012 and December 31, 2011, net of reserves of $339,000 and $0, respectively, are as follows:

	June 30, 2012 (unaudited)	December 31, 2011
Pharmaceutical materials	$746,000	$482,000
Pharmaceutical work-in-process	172,500	339,549
Total	$918,500	$821,549

We estimate a reserve for obsolete inventory based on management’s judgment of probable future commercial use, which is based on an analysis of current inventory levels, historical and estimated future sales and production rates, and estimated shelf lives. During the six-month period ended June 30, 2012, we recorded an obsolescence reserve for $339,000 of Lymphoseek inventory due to changes in our projections of the probability of future commercial use for the specific lots previously capitalized.

7.	Separation of Former CEO

In March 2011, Navidea announced the departure of our then-current President and CEO, David C. Bupp, effective April 15, 2011. The following table summarizes accrued expenses as of June 30, 2012 and December 31, 2011, including employer payroll tax obligations, related to the provisions of Mr. Bupp’s separation agreement:

	June 30, 2012 (unaudited)	December 31, 2011
Separation	$—	$180,074
Pro-rated 2011 bonus	—	60,870
Estimated continuing healthcare coverage	31,771	61,875
	$31,771	$302,819

8.	Convertible Securities

In May 2011, Platinum-Montaur Life Sciences, LLC (Montaur) converted 917 shares of their Series B Convertible Preferred Stock (the Series B) into 2,998,590 shares of our common stock under the terms of the Series B. As of June 30, 2012, there are 9,083 shares of Series B outstanding which are convertible into 29,701,410 shares of our common stock.

In December 2011, we executed a Loan and Security Agreement (the Loan Agreement) with Hercules Technology II, L.P. (Hercules), providing for a maximum borrowing of $10 million by the Company in two advances. Pursuant to the Loan Agreement, we issued Hercules: (1) a Secured Term Promissory Note in the principal amount of $7,000,000 (the First Advance), bearing interest at the greater of either (a) the U.S. Prime Rate as reported in The Wall Street Journal plus 6.75%, or (b) 10.0% (effective interest rate at June 30, 2012 was 10.0%), and (2) a Series GG Warrant to purchase 333,333 shares of our common stock at an exercise price of $2.10 per share, expiring in December 2016 (the Series GG Warrant). Additionally, pursuant to the terms of the Loan Agreement, if the U.S. Food and Drug Administration (FDA) approval of Lymphoseek had occurred on or before June 30, 2012, Navidea would have had the option to draw a second advance in the principal amount of $3,000,000 (the Second Advance), bearing interest at the same rate and payable on the same terms as the First Advance. The Loan Agreement provides for an interest-only period beginning on December 29, 2011 and expiring on July 1, 2012. The principal and interest is to be repaid in 30 equal monthly installments, payable on the first of each month following the expiration of the interest-only period. The outstanding balance of the debt is due December 1, 2014. Navidea has the option to pay up to $1.5 million of the principal amount of the debt in stock at a fixed conversion price of $2.77, subject to certain conditions. In addition, Hercules has the option to elect payment for up to another $1.5 million of the principal amount of the debt by conversion at a fixed conversion price of $2.77.

In April 2012, we were notified by FDA that our Prescription Drug User Fee Act (PDUFA) date for Lymphoseek has been modified to September 10, 2012, a 90-day extension from the initial PDUFA date of June 10, 2012. Due to the extension of the PDUFA date, we did not receive FDA approval of Lymphoseek by the June 30, 2012 deadline established in the Loan Agreement. Therefore, we were not able to draw the Second Advance under the current terms, and the interest-only period on the First Advance expired on July 1, 2012. As such, we have reclassified a portion of the principal, net of related discounts, as a current liability as of June 30, 2012.

The debt is collateralized by a security interest in substantially all of the Company’s assets except for intellectual property, as to which the security interest is in rights to income or proceeds from the sale or licensing thereof. The Loan Agreement also specifies certain covenants including the requirement that Navidea provide certain information, such as financial statements and budgets, on a periodic basis. As of June 30, 2012, we were in compliance with all such covenants.

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

During the three-month and six-month periods ended June 30, 2012, we recorded interest expense of $144,000 and $260,000, respectively, related to amortization of the debt discounts and deferred financing costs related to our convertible note.

9.	Derivative Instruments

Certain warrants to purchase our common stock are considered derivative liabilities under current accounting standards. At June 30, 2012, Navidea’s Series GG warrants are considered derivative liabilities under these standards. We do not use derivative instruments for hedging of market risks or for trading or speculative purposes.

During the first six months of 2012, an outside investor exercised 20,000 Series V warrants, resulting in reclassification of $52,000 in derivative liabilities related to those warrants to additional paid-in capital. During the first six months of 2011, certain outside investors exercised 1,578,948 Series CC warrants, 1,194,211 Series DD warrants, 810,000 Series V warrants, and 60,000 Series Z warrants, resulting in reclassification of $1.4 million in derivative liabilities related to those warrants to additional paid-in capital.

The net effect of marking the Company’s derivative liabilities to market during the three-month periods ended June 30, 2012 and 2011 resulted in net increases in the estimated fair values of the derivative liabilities of approximately $93,000 and $10,000, respectively, which were recorded as non-cash expense. The net effect of marking the Company’s derivative liabilities to market during the six-month periods ended June 30, 2012 and 2011 resulted in net increases in the estimated fair values of the derivative liabilities of approximately $277,000 and $964,000, respectively, which were also recorded as non-cash expense. The total estimated fair value of the remaining derivative liabilities was $793,000 and $569,000 as of June 30, 2012 and December 31, 2011, respectively.

10.	Stock Warrants

During the first six months of 2012, an outside investor exercised 20,000 Series V warrants in exchange for issuance of 20,000 shares of our common stock, resulting in gross proceeds of $6,200.

At June 30, 2012, there are 17.5 million warrants outstanding to purchase our common stock. The warrants are exercisable at prices ranging from $0.32 to $2.375 per share with a weighted average exercise price of $0.56 per share.

11.	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to the uncertainty surrounding the realization of the deferred tax assets in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance at June 30, 2012 and December 31, 2011. An estimated provision for income taxes of $478,000 and $999,000 related to income from discontinued operations was offset by the estimated tax benefit related to the loss from continuing operations during the three-month and six-month periods ended June 30, 2011, respectively.

12.	Supplemental Disclosure for Statements of Cash Flows

During the six-month periods ended June 30, 2012 and 2011, we paid interest aggregating $302,000 and $3,000, respectively. During the six-month periods ended June 30, 2012 and 2011, we issued 17,390 and 30,348 shares of our common stock, respectively, as matching contributions to our 401(k) plan. During the six-month period ended June 30, 2011, we transferred $23,000 of GDS Business inventory to fixed assets related to the creation and maintenance of a pool of service loaner equipment.

13.	Subsequent Events

a.	Credit Facility: In July 2012, we entered into an agreement with Platinum-Montaur Life Sciences, LLC (Montaur) to provide us with a credit facility of up to $50 million. Under the terms of the agreement, Montaur committed to extend up to $15 million in debt, which is available immediately, to the Company at a prime-based interest rate currently at approximately 10% per annum. Montaur has committed an additional $20 million upon FDA approval of Lymphoseek on consistent terms, with another $15 million potentially available on terms to be negotiated. No conversion features or warrants are associated with the facility.

b.	Preferred Stock Conversion: Also in July 2012, Montaur converted 3,063 shares of their Series B Convertible Preferred Stock into 10,016,010 shares of our common stock under the terms of the Series B Convertible Preferred Stock.

c.	License Agreement: On July 31, 2012, we entered into an agreement with Alseres Pharmaceuticals, Inc. (Alseres) to license [123I]-E-IACFT Injection (CFT), an Iodine-123 radiolabeled imaging agent being developed as an aid in the diagnosis of Parkinson’s disease and other movement disorders, with a potential use as a diagnostic aid in dementia. Under the terms of the license agreement, Alseres granted Navidea an exclusive, worldwide sub-license to research, develop and commercialize CFT. The final terms of the agreement require Navidea to make a one-time sub-license execution payment to Alseres equal to (i) $175,000 in cash and (ii) 300,000 shares of our common stock.

The license agreement also provides for contingent milestone payments of up to $2.9 million, $2.5 million of which will principally occur at the time of product registration or upon commercial sales, and the issuance of up to an additional 1.15 million shares of Navidea common stock, 950,000 shares of which are issuable at the time of product registration or upon commercial sales. In addition, the license terms anticipate royalties on annual net sales of the approved product which are consistent with industry-standard terms and certain license extension fees, payable in cash and shares of common stock, in the event certain diligence milestones are not met.

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

The Company

Navidea Biopharmaceuticals, Inc. (Navidea, the Company, or we), a Delaware corporation, is a biopharmaceutical company focused on the development and commercialization of precision diagnostics and radiopharmaceutical agents. We are currently developing four radiopharmaceutical agent platforms. The first, Lymphoseek® (Kit for the Preparation of 99m-Tc-Tilmanocept for Injection), is intended to be used to assess the spread of certain solid tumor cancers into the lymphatic system. The second, AZD4694, is intended to aid in the imaging and evaluation of patients with signs or symptoms of cognitive impairment such as Alzheimer’s disease (AD). The third, RIGScanTM, is intended to be used during surgery to help surgeons locate occult or metastatic cancer, with a primary focus on colorectal cancer. The fourth, E-IACFT (CFT), is an Iodine-123 radiolabeled imaging agent being developed as an aid in the diagnosis of Parkinson’s disease and other movement disorders, with potential use as a diagnostic aid in dementia. All of these drug products are still in development and must be cleared for marketing by the appropriate regulatory authorities before they can be sold in any markets.

Product Line Overview

We believe that the future prospects for Navidea continue to improve as we make progress in executing our strategic vision to become a leader in precision diagnostics. Our primary development efforts over the last few years have been focused on the development of our Lymphoseek product candidate. We expect our overall research and development expenditures to continue to be significantly higher during 2012 as compared to 2011 due to the expansion of our clinical, regulatory, and business development staff and efforts that support the commercialization of Lymphoseek, further development of AZD4694, RIGScan and CFT, and sourcing and development of additional pipeline product candidates. The level to which the expenditures rise will depend on the extent to which we are able to execute on these strategic initiatives.

Lymphoseek

The initial pre-clinical evaluations of Lymphoseek were completed by the University of California, San Diego (UCSD) in 2001. Since that time, Navidea, in cooperation with UCSD, has completed or initiated five Phase 1 clinical trials, one multi-center Phase 2 trial and three multi-center Phase 3 trials involving Lymphoseek. Two comprehensive Phase 3 studies have been completed in subjects with breast cancer and melanoma. These pivotal Phase 3 results have been presented at scientific conferences of a number of the world’s leading oncology associations and nuclear medicine societies, including the American Society of Clinical Oncology and the Society for Nuclear Medicine. Earlier-phase studies conducted at UCSD through grants from the Susan G. Komen Breast Cancer Research Foundation have been published in leading medical journals including Journal of Nuclear Medicine and Annals of Surgical Oncology.

In June 2012, we published data developed from Phase 3 trials of Lymphoseek demonstrating important performance characteristics of Lymphoseek compared to a commercially available radiolabeled colloid used in intra-operative lymphatic mapping. The analysis evaluated the performance of Lymphoseek to a meta-analysis of published data for 99m-Tc-labeled nanocolloid human serum albumin (Nanocoll®), commercially available and considered the standard of care in Europe. The difference between Lymphoseek and Nanocoll in the parameters analyzed was statistically significant (p < 0.0001). The study, “The efficacy of Tilmanocept in sentinel lymph node mapping and identification in breast cancer patients: a comparative review and meta-analysis of the 99m-Tc-labeled nanocolloid human serum albumin standard of care,” can found in the current online edition of the peer-reviewed journal Clinical and Experimental Metastasis [DOI 10.1007/s10585-012-9497-x]. Data for Nanocoll were derived from a meta-analysis of published literature that reported on the outcomes of localization rate (the proportion of patients with at least one localized lymph node), and degree of localization (the average number of localized nodes relative to the patient population). Data for Lymphoseek were derived from a meta-analysis of two completed Lymphoseek Phase 3 clinical trials. Lymphoseek demonstrated a localization rate of 99.9% whereas Nanocoll showed a 95.9% localization rate. The degree of Lymphoseek localization was 2.16 (CI 1.99-2.36), whereas the colloid standard of care showed 1.67 (CI 0.94-0.98). The difference between Lymphoseek and Nanocoll in both of these parameters was statistically significant (p < 0.0001). Clinical research continues with an ongoing Phase 3 trial involving subjects with head and neck squamous cell carcinoma.

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

We began a multi-center Phase 2 clinical study of Lymphoseek in September 2006. Enrollment of 80 patients was completed in June 2007 and we announced positive efficacy and final results in June and December 2007, respectively, the results of which were published in the February 2011 online edition of the Annals of Surgical Oncology.

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

In October 2010, Navidea met with FDA for a pre-NDA assessment for Lymphoseek. As a result of the pre-NDA assessment, FDA requested that data from both the completed NEO3-05 study and the NEO3-09 study then in progress be included in the Company’s primary NDA for Lymphoseek.

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

In the letter from FDA notifying the Company of the acceptance of the Lymphoseek NDA, FDA originally established a Prescription Drug User Fee Act (PDUFA) date for Lymphoseek of June 10, 2012. In April 2012, we were notified by FDA that the Agency had elected to modify the PDUFA date for Lymphoseek by 90 days to September 10, 2012 from the initial PDUFA date of June 10, 2012, based on updated chemistry, manufacturing and control (CMC) information the Company had filed with the Agency in response to a request from FDA. Given the nature of the FDA review process, we cannot assure you that we will not experience further delays.

As noted above, our third Phase 3 clinical trial for Lymphoseek in subjects with head and neck squamous cell carcinoma (NEO3-06) is currently in progress. The NEO3-06 clinical study was designed to provide evidence of Lymphoseek performance in a third cancer type and to expand the potential product label for Lymphoseek as a sentinel lymph node biopsy agent after the initial marketing clearance for the product. We believe we may reach a patient accrual point during the second half of 2012 that would enable an interim analysis of the trial data.

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

AZD4694 has been studied in rigorous pre-clinical studies and several clinical trials in humans. Clinical studies through Phase 2a have included more than 80 patients to date, both suspected AD patients and healthy volunteers. No significant adverse events have been observed. Results suggest that AZD4694 has the potential ability to image patients quickly and safely with high sensitivity and specificity.

We are currently supporting ongoing Phase 2 clinical trials and advancing our development plans for AZD4694. We expect to initiate new Phase 2 trials in the second half of 2012, primarily to expand the safety database for the compound. We recently received approval from a centralized institutional review board for the Phase 2 protocol. We also expect to initiate a Phase 3 trial in early 2013 to support registration in the U.S. and the EU.

RIGScan

Radio-immunoguided surgery (RIGS®) is a technique to provide real-time diagnostic information during cancer surgery. RIGS is intended to enable a surgeon to identify and delineate occult or metastatic cancerous tissue “targeted” through the use of a radiolabeled, cancer-specific targeting antibody. The antibody is administered prior to surgery and is identified during surgery with a gamma detection device/probe. This procedure assists a surgeon in identifying the location of cancerous tissues in real time (during surgery) to enable more thorough surgical removal for better patient outcomes. Before surgery, a cancer patient is injected with the antibody which circulates throughout the patient’s body and binds specifically to cancer cell antigens or receptors. Concentrations of the antibody within affected tissue are then detected using a gamma probe and direct the surgeon to targeted tissue for removal.

Our RIGScan technology is a radiolabeled murine monoclonal antibody (CC49 MAb, Minretumomab) that serves as the biologic targeting agent for intraoperative detection of occult or metastatic cancer. The CC49 MAb localizes or binds to TAG-72 antigen expressed on a variety of solid tumor cancers. RIGScan is intended to be used in conjunction with other diagnostic methods for the detection of the extent and location of occult tumor and tumor metastases in patients with such cancers, potentially including colorectal cancer, ovarian cancer, prostate cancer and other cancers of epithelial origin. The detection of clinically occult tumor is intended to provide the surgeon with a more accurate assessment of the extent of disease, and therefore may impact the surgical and therapeutic management of the patient.

RIGScan has been studied in several clinical trials, including Phase 3 studies. Results from certain of these studies have been published in leading cancer journals including Clinical Cancer Research, Annals of Surgical Oncology and Disease of the Colon and Rectum.

In 1996, Navidea submitted applications to EMA and FDA for marketing approval of RIGScan for the detection of metastatic colorectal cancer based primarily on results of a single Phase 3 clinical trial, NEO2-14, considered by the Company to be the pivotal study in support of the RIGScan Biologic License Application (BLA). Following review of our applications, we received requests for further information from FDA and from the European Committee for Proprietary Medicinal Products on behalf of EMA. Both FDA and EMA acknowledged that our studies met the diagnostic endpoint of the Phase 3 clinical study, which was to provide incremental information to the surgeon regarding the location of hidden tumor. However, both agencies focused on potential clinical benefits that altered the management or therapeutic outcome of patients with metastatic colorectal cancer. FDA determined during its review of the BLA that, in addition to identifying additional pathology-confirmed disease, the clinical studies of RIGScan needed to demonstrate clinical utility in enhancing patient outcomes, an outcome measure which the completed studies were not designed to address. Navidea withdrew its application to EMA in November 1997.

To resume RIGScan development, we filed a new IND request with FDA late 2010. We held a pre-IND meeting with FDA in February 2011 to define the basic CMC requirements needed to resume clinical development efforts on RIGScan. FDA reviewed Navidea’s comprehensive pre-IND package and provided direction to the Company on its clinical and manufacturing activities going forward. As an outcome of the pre-IND meeting, FDA provided guidance regarding enhancing our manufacturing platform, including process improvements to increase manufacturing efficiency and the quality of the underlying biologic antibody and potentially transitioning from a murine-based antibody to a human-based antibody. In August 2011, we also held a meeting with the SAWP of the EMA and received similar guidance as we received from FDA, as well as the suggestion to use a humanized version of the RIGScan antibody. With this collective guidance, we have transitioned from a murine antibody to a humanized antibody. We have since focused on manufacturing the humanized antibody with the aim of completing the necessary manufacturing steps to support the start of clinical development; however, as management continues to assess the scope and required resources for the RIGScan program, particularly in light of other development opportunities such as for AZD4694, CFT, or other agents, the timing and scope of our development and commercialization plan for RIGScan may be affected.

RIGScan is a biologic drug that has not been produced for several years. We have completed the initial steps in re-characterizing the antibody cell line and are in the process of evaluating the use of our current humanized antibody in future clinical testing. During the third quarter of 2009, we had announced that we executed a Biopharmaceutical Development and Supply Agreement with Laureate Biopharmaceutical Services, Inc. (Laureate Biopharma). This agreement supports manufacturing process development work, evaluation of the viability of the cell line and its productivity, and the initial steps in re-validating the clinical grade and commercial production process for the humanized version of the RIGScan antibody. Laureate Biopharma has made progress in the re-validation of the manufacturing process and has completed certain initial biologic characterization activities. Our development plans for RIGScan also include the consideration of alternative radiolabeling processes. We will need to establish robust manufacturing and radiolabeling capabilities for the antibody in order to meet the regulatory needs for the RIGScan product.

E-IACFT

In January 2012, we executed an option agreement with Alseres Pharmaceuticals, Inc. (Alseres) to license CFT. Under the terms of the option agreement, Navidea paid Alseres an option fee of $500,000 for the exclusive right to negotiate a definitive license agreement by June 30, 2012. In order to perform thorough due diligence, Navidea extended the option period from June 30, 2012, to July 31, 2012. On July 31, 2012, we entered into an agreement to license CFT from Alseres. Under the terms of the license agreement, Alseres granted Navidea an exclusive, worldwide sub-license to research, develop and commercialize CFT. The final terms of the agreement call for Navidea to make a one-time sub-license execution payment to Alseres equal to (i) $175,000 in cash and (ii) 300,000 shares of our common stock. The license agreement also provides for contingent milestone payments of up to $2.9 million, $2.5 million of which will principally occur at the time of product registration or upon commercial sales, and the issuance of up to an additional 1.15 million shares of Navidea common stock, 950,000 shares of which are issuable at the time of product registration or upon commercial sales. In addition, the license terms anticipate royalties on annual net sales of the approved product which are consistent with industry-standard terms and certain license extension fees, payable in cash and shares of common stock, in the event certain diligence milestones are not met.

CFT is a patented, novel, small molecule radiopharmaceutical used with single photon emission computed tomography (SPECT) imaging to identify the status of specific regions in the brains of patients suspected of having Parkinson’s disease. The agent binds to the dopamine transporter (DAT) on the cell surface of dopaminergic neurons in the striatum and substantia nigra regions of the brain. Loss of these neurons is a hallmark of Parkinson’s disease.

CFT has been administered to over 600 subjects to date. Results from clinical trials have demonstrated that CFT has high affinity for DAT and rapid kinetics which enable the generation of clean images quickly, beginning within about 20 minutes after injection while other agents typically have waiting periods from 4 to 24 hours before imaging can occur. In addition to its potential use as an aid in the differential diagnosis of Parkinson’s disease and movement disorders, CFT may also be useful in the diagnosis of Dementia with Lewy Bodies (DLB), one of the most common forms of dementia after AD.

Outlook

We spent approximately $6.4 million and $4.3 million on research and development activities during the six-month periods ended June 30, 2012 and 2011, respectively. Of the total amounts we spent on research and development during those periods, excluding costs related to our internal research and development headcount and our general and administrative staff which we do not currently allocate among the various development programs that we have underway, we incurred charges by program as follows:

	Six Months Ended June 30,
Development Program	2012		2011
Lymphoseek	$2,668,530		$2,194,617
AZD4694	397,991		—
RIGScan	230,648		575,269
[123I]-E-IACFT	659,932	(a)	—

(a)	Amount includes a $500,000 license option fee paid in January 2012.

Due to the advancement of our efforts with Lymphoseek, AZD4694, RIGScan, CFT and potentially other programs, we expect our drug-related development and commercialization expenses to increase in 2012 over 2011.

With respect to Lymphoseek, until the NDA review is complete, we will continue to support the NDA to the fullest extent possible and to prepare for commercial launch in the U.S. with our marketing partner, Cardinal Health.

During 2012, we expect to incur additional development expenses related to supporting the NDA review of Lymphoseek, our preparation to file an MAA in the EU, our NEO3-06 clinical trial and potentially studies to support Lymphoseek in a post-commercialization setting and support the other product activities related to the potential marketing registration of Lymphoseek in the U.S. and other markets. In addition, we expect to incur significant costs during 2012 to support our business development and commercialization activities surrounding Lymphoseek. Depending on the timing and outcome of the FDA regulatory review cycle, which precedes certain required pre-launch activities, we believe that Lymphoseek can be commercially launched in the fourth quarter of 2012, although given the nature of the FDA review process, we cannot assure you that we will not experience further delays. We also cannot assure you that Lymphoseek will achieve regulatory approval in the U.S., the EU or any market, or if approved, that it will achieve market acceptance.

We also expect to incur significant expenses during the remainder of 2012 related to preparing for the commencement of additional Phase 2 clinical trials for AZD4694 in 2012 and preparing for the initiation of a pivotal Phase 3 clinical trial in 2013, as well costs for manufacturing-related activities required prior to filing for regulatory clearance to market. AZD4694 is currently not expected to contribute revenue to the Company until 2016 at the earliest. We cannot assure you that further clinical trials for this product will be successful, that the agent will ultimately achieve regulatory approval, or if approved, the extent to which it will achieve market acceptance.

We are in the process of evaluating the business, manufacturing, development and regulatory pathways forward with respect to RIGScan. Management continues to assess the scope and required resources for the RIGS program, particularly in light of other development opportunities such as for AZD4694 and the recent license for CFT, and as such the timing and scope of our development and commercialization plan for RIGScan may be affected. We continue to believe it may be appropriate for us to identify a development partner for RIGScan. We have engaged in discussions with various parties over the past few years regarding potential partnerships and/or other development arrangements. However, even if we are able to make arrangements to support development on satisfactory terms, we believe that the time required for continued development, regulatory approval and commercialization of a RIGScan product would likely be a minimum of five years before we receive any significant product-related royalties or revenues. We cannot assure you that we will be able to complete satisfactory development arrangements or obtain incremental financing to fund development of the RIGS technology and cannot guarantee that such arrangements could be obtained on a timely basis on terms acceptable to us, or at all. We also cannot assure you that further clinical development will be successful, that FDA or EMA will clear RIGScan for marketing, or that it will be successfully introduced or achieve market acceptance.

We also plan to finalize a regulatory approach and draft of the clinical development plan for CFT by the end of 2012. The timing and extent of expected expenditures related to CFT will be better known following the completion of such plan.

Finally, if we are successful in identifying and securing additional product candidates to augment our product development pipeline, we will likely incur significant additional expenses related to furthering the development of such products.

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

Our consolidated balance sheets and statements of operations have been reclassified to reflect the GDS Business and Cardiosonix as discontinued operations, as required. Cash flows associated with the operation of the GDS Business and Cardiosonix have been combined within operating, investing and financing cash flows, as appropriate, in our consolidated statements of cash flows.

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

We recognized Ohio Third Frontier grant revenue of approximately $592,000 and $358,000 during 2011 and 2010, respectively, and expect to recognize the remaining $50,000 as revenue in the next 12 months. During the six-month period ended June 30, 2012, Navidea recognized an additional $12,000 of miscellaneous grant revenue. Also during the six-month period ended June 30, 2012, Navidea recognized revenue of $60,000 related to reimbursement of certain Lymphoseek commercialization activities, for which the Company had principal responsibility, by our distribution partner, Cardinal Health, Inc.

Three Months Ended June 30, 2012 and 2011

Revenue. Revenue of $60,000 during the second quarter of 2012 was related to reimbursement of certain Lymphoseek commercialization activities by our distribution partner, Cardinal Health, Inc. Revenue of $6,000 during the second quarter of 2011 was related to the Ohio Third Frontier grant to support Lymphoseek development.

Research and Development Expenses. Research and development expenses increased $610,000, or 33%, to $2.5 million during the second quarter of 2012 from $1.9 million during the same period in 2011. The increase was primarily due to net increases in drug project expenses related to (i) increased AZD4694 development costs including project management and clinical trial development fees of $132,000, consulting costs of $76,000, and manufacturing-related costs of $31,000, (ii) a net increase in Lymphoseek development costs including increased manufacturing-related costs of $323,000 and regulatory consulting costs of $120,000, offset by decreased clinical activity costs of $264,000, (iii) consulting costs related to potential pipeline products of $113,000, and (iv) consulting costs for due diligence work related to the in-licensing of CFT of $77,000; offset by (v) a net decrease in RIGScan development costs including decreased manufacturing-related costs of $248,000 and decreased consulting fees of $59,000. The net increase in research and development expenses was also due to increased compensation of $174,000 related to increased headcount required for expanded development efforts and other related expenses such as incentive-based compensation, as well as increased costs related to pharmacovigilance activities, travel and general office expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.2 million, or 72%, to $3.0 million during the second quarter of 2012 from $1.7 million during the same period in 2011. The net increase was primarily due to increased marketing costs related to the commercial launch of Lymphoseek of $846,000, increased compensation costs of $421,000 related to increased headcount and incentive-based compensation, and increased travel, insurance and other expenses to support the increased headcount of $225,000, offset by decreased legal fees primarily related to certain investor matters in the second quarter of 2011 of $167,000.

Other Income (Expenses). Other expense, net, was $448,000 during the second quarter of 2012 as compared to $9,000 during the same period in 2011. Interest expense increased $320,000 to $321,000 during the second quarter of 2012 from $1,000 for the same period in 2011, due to the note payable we entered into in December 2011. Of this interest expense, $144,000 in the second quarter of 2012 was non-cash in nature related to the amortization of debt issuance costs and debt discounts resulting from the warrants issued and conversion features embedded in the note. During the second quarter of 2012 and 2011, we recorded charges of $93,000 and $10,000, respectively, related to the increases in derivative liabilities resulting from the requirement to mark our derivative liabilities to market.

Income Taxes. An estimated provision for income taxes of $478,000 related to income from discontinued operations was offset by the estimated tax benefit related to the loss from continuing operations during the second quarter of 2011.

Income from Discontinued Operations. The income from discontinued operations was $929,000, net of $478,000 in estimated taxes, during the second quarter of 2011 and was primarily related to the operation of our GDS Business, which was sold to Devicor in August 2011.

Six Months Ended June 30, 2012 and 2011

Revenue. Revenue of $60,000 during the first half of 2012 was related to reimbursement of certain Lymphoseek commercialization activities by our distribution partner, Cardinal Health, Inc. Revenue of $336,000 during the first half of 2011 was related to the Ohio Third Frontier grant to support Lymphoseek development. Additional revenue of $12,000 and $6,000 during the first half of 2012 and 2011, respectively, was related to Ohio Third Frontier grants to support student internships.

Research and Development Expenses. Research and development expenses increased $2.1 million, or 49%, to $6.4 million during the first half of 2012 from $4.3 million during the same period in 2011. The increase was primarily due to net increases in drug project expenses related primarily to (i) the $500,000 license option fee and $160,000 of due diligence activities related to CFT, (ii) a net increase in Lymphoseek development costs including increased manufacturing-related costs of $523,000, the reserve for obsolescence related to previously capitalized Lymphoseek inventory of $339,000, regulatory consulting costs of $325,000, and consulting costs related to preparation for a potential FDA Advisory Committee meeting of $319,000, offset by decreased clinical activity costs of $1.0 million, (iii) increased AZD4694 development costs including project management and clinical trial development fees of $215,000, consulting costs of $124,000, and manufacturing-related costs of $50,000, and (iv) consulting costs related to potential pipeline products of $232,000; offset by (v) a decrease in RIGScan development costs including decreased consulting fees of $234,000 and decreased manufacturing-related costs of $79,000. The net increase in research and development expenses was also due to increased compensation of $361,000 related to increased headcount required for expanded development efforts and other related expenses such as incentive-based compensation, as well as increased costs related to pharmacovigilance activities, travel, recruiting and general office expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $917,000, or 20%, to $5.5 million during the first half of 2012 from $4.6 million during the same period in 2011. The net increase was primarily due to our formation of a marketing and business development team during the second half of 2011, contributing to increased marketing costs related to the pending commercial launch of Lymphoseek of $1.5 million, increased compensation costs of $1.0 million related to increased headcount and incentive-based compensation, and increased travel, insurance, recruiting and other expenses to support the increased headcount of $390,000, offset by separation costs of $1.9 million related to our former President and CEO which were recorded during the first half of 2011 and decreased legal fees of $100,000, primarily related to certain investor matters in the first half of 2011.

Other Income (Expenses). Other expense, net, was $931,000 during the first half of 2012 as compared to $961,000 during the same period in 2011. Interest expense increased $612,000 to $615,000 during the first half of 2012 from $3,000 for the same period in 2011, due to the note payable we entered into in December 2011. Of this interest expense, $260,000 in the first half of 2012 was non-cash in nature related to the amortization of debt issuance costs and debt discounts resulting from the warrants issued and conversion features embedded in the note. During the first half of 2012 and 2011, we recorded charges of $277,000 and $964,000, respectively, related to the increases in derivative liabilities resulting from the requirement to mark our derivative liabilities to market.

Income Taxes. An estimated provision for income taxes of $999,000 related to income from discontinued operations was offset by the estimated tax benefit related to the loss from continuing operations during the first half of 2011.

Income from Discontinued Operations. The income from discontinued operations was $1.9 million, net of $999,000 in estimated taxes, during the first half of 2011 and was primarily related to the operation of our GDS Business, which was sold to Devicor in August 2011.

Liquidity and Capital Resources

Cash balances decreased to $17.0 million at June 30, 2012 from $28.6 million at December 31, 2011. The net decrease was primarily due to cash used to fund our operations, mainly for research and development activities. The current ratio decreased to 3.3:1 at Jun 30, 2012 from 9.0:1 at December 31, 2011.

Operating Activities. Cash used in operations increased $8.9 million to $11.5 million during the first half of 2012 compared to $2.6 million during the same period in 2011.

Inventory levels increased to $919,000 at June 30, 2012 from $822,000 at December 31, 2011. An increase in pharmaceutical materials was related to the completion of a new batch of the Lymphoseek active pharmaceutical ingredient (API). Pharmaceutical work-in-process decreased related to reserving previously capitalized Lymphoseek inventory due to changes in our projections of the probability of future commercial use, and to the consumption of Lymphoseek inventory for product development activities. We expect inventory levels to increase over the remainder of 2012 as we produce additional drug inventory in anticipation of the Lymphoseek product launch.

Accounts payable increased to $979,000 at June 30, 2012 from $682,000 at December 31, 2011 primarily due to normal fluctuations in timing of receipt and payment of invoices. Accrued liabilities and other decreased to $1.5 million at June 30, 2012 from $2.1 million at December 31, 2011, primarily due to payment of the 2011 bonuses and separation costs related to the separation of our former President and CEO, David Bupp, during the first half of 2012. Our payable and accrual balances will continue to fluctuate but will likely increase overall as we increase our level of development activity related to AZD4694 and other programs.

Investing Activities. Investing activities used $378,000 during the first half of 2012 compared to using $83,000 during the same period in 2011. Capital expenditures of $375,000 during the first half of 2012 were primarily for equipment to be used in the production of AZD4694 and Lymphoseek, computers, software, and furniture and fixtures for the new branch office in Andover, MA. Capital expenditures of $80,000 during the first half of 2011 were primarily for computers, software, and equipment to be used in the production of Lymphoseek and gamma detection devices. We expect our overall capital expenditures for the remainder of 2012 will be higher than in 2011. Payments for patent and trademark costs were $3,000 and $5,000 during the first half of 2012 and 2011, respectively.

Financing Activities. Financing activities provided $228,000 during the first half of 2012 compared to $3.8 million provided during the same period in 2011. The $228,000 provided by financing activities in the first half of 2012 consisted primarily of net proceeds from the issuance of common stock of $544,000, offset by payments of debt issuance costs of $154,000, payment for common stock repurchased from executives of $101,000, payment of preferred stock dividends of $50,000, payment of tax withholdings related to stock-based compensation of $9,000, and payments of capital leases of $3,000. The $3.8 million provided by financing activities in the first half of 2011 consisted primarily of proceeds from the issuance of common stock of $6.3 million, offset by payments of tax withholdings related to stock-based compensation of $2.4 million, including costs related to the net exercise of stock options by our former President and CEO of $2.1 million, and payments of notes payable of $53,000, preferred stock dividends of $50,000, and capital leases of $6,000.

In December 2011, we executed a Loan and Security Agreement (the Loan Agreement) with Hercules Technology II, L.P. (Hercules), providing for a maximum borrowing of $10 million by the Company in two advances. Pursuant to the Loan Agreement, we issued Hercules: (1) a Secured Term Promissory Note in the principal amount of $7,000,000 (the First Advance), bearing interest at the greater of either (a) the U.S. Prime Rate as reported in The Wall Street Journal plus 6.75%, or (b) 10.0% (effective interest rate at June 30, 2012 and December 31, 2011 was 10.0%), and (2) a Series GG Warrant to purchase 333,333 shares of our common stock at an exercise price of $2.10 per share, expiring in December 2016 (the Series GG Warrant). The Series GG Warrant was accounted for as a derivative liability at origination due to the existence of certain provisions in the instrument which will remain in effect for the first 365 days the warrant is outstanding. As a result, we recorded a derivative liability with an estimated fair value of $520,478 on the date of issuance of the Series GG Warrant, which was recorded as a discount on the First Advance. Additionally, pursuant to the terms of the Loan Agreement, if FDA approval of Lymphoseek had occurred on or before June 30, 2012, Navidea would have had the option to draw a second advance in the principal amount of $3,000,000 (the Second Advance), bearing interest at the same rate and payable on the same terms as the First Advance. The Loan Agreement provides for an interest-only period beginning on December 29, 2011 and expiring on July 1, 2012. The principal and interest is to be repaid in 30 equal monthly installments, payable on the first of each month following the expiration of the interest-only period. The outstanding balance of the debt is due December 1, 2014. In April 2012, we were notified by FDA that our PDUFA date for Lymphoseek has been modified to September 10, 2012, a 90-day extension from the initial PDUFA date of June 10, 2012. Due to the extension of the PDUFA date, we did not receive FDA approval of Lymphoseek by the June 30, 2012 deadline established in the Loan Agreement. Therefore, we were not able to draw the Second Advance under the current terms, and the interest-only period on the First Advance expired on July 1, 2012. As such, we have reclassified a portion of the principal, net of related discounts, as a current liability as of June 30, 2012.

In July 2012 and May 2011, Platinum-Montaur Life Sciences, LLC (Montaur) converted 3,063 and 917 shares, respectively, of their Series B Convertible Preferred Stock (the Series B) into 10,016,010 and 2,998,590 shares, respectively, of our common stock under the terms of the Series B. As of June 30, 2012, there were 9,083 shares of Series B outstanding which are convertible into 29,701,410 shares of our common stock.

Our most significant near-term development priority is to continue our regulatory and pre-commercialization activities related to Lymphoseek. We continue to expect Lymphoseek-related research and development expenditures to decline now that the NDA is under review by FDA; however, we expect marketing expenses related to Lymphoseek to increase in preparation for the commercial launch. We continue to assess timelines and development costs for development of AZD4694, RIGScan and CFT. We are also actively evaluating a number of different product licensing and/or acquisition opportunities. Costs related to in-licensing, acquiring and developing other late-stage radiopharmaceutical candidates that we are evaluating, coupled with development costs related to our existing product candidates, may result in the use of a material portion of our available funds. We believe we have adequate financial resources, when considered with the flexibility of our development plans and anticipated cash flow following the commercialization of Lymphoseek, to permit us to fund some level of pipeline development opportunities. However, we cannot assure you that Lymphoseek will achieve FDA approval, or if approved, that it will generate our expected levels of sales and cash flow. If Lymphoseek is not approved, or its approval is delayed, we may need to revise our financial, operating and development plans.

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

We filed a shelf registration statement in 2011 to provide us with future funding alternatives and flexibility as we execute on our plans to achieve our product development and commercialization goals, as well as evaluating and acting on opportunities to expand our product pipeline. In July 2012, we entered into an agreement with Montaur to provide us with a credit facility of up to $50 million. Under the terms of the agreement, Montaur committed to extend up to $15 million in debt, which is available immediately, to the Company at a prime-based interest rate currently at approximately 10% per annum. Montaur has committed an additional $20 million upon FDA approval of Lymphoseek on consistent terms, with another $15 million potentially available on terms to be negotiated. No conversion features or warrants are associated with the facility.

We will continue to evaluate our timelines and strategic needs, and although we have not decided whether, when or how much capital might be raised under the registration statement or the credit facility, we will continue our efforts to maintain a strong balance sheet. Even if we decide to attempt to raise additional capital, we cannot assure you that we will be successful in doing so on terms acceptable to the Company, or at all. We also cannot assure you that we will be able to gain access and/or be able to execute on securing new development opportunities, successfully obtain regulatory approval for and commercialize new products, achieve significant product revenues from our products, or achieve or sustain profitability in the future.

Critical Accounting Policies

We consider the following accounting policies to be critical to our results of operations and financial condition.

Revenue Recognition. We currently generate revenue primarily from grants to support various product development initiatives. We generally recognize grant revenue when expenses reimbursable under the grants have been incurred and payments under the grants become contractually due. We also recognize revenue from the reimbursement by our partners of certain expenditures for which the Company has principal responsibility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. As of June 30, 2012, our $17.0 million in cash was primarily invested in interest-bearing money market accounts. Due to the low interest rates being realized on these accounts, we believe that a hypothetical 10% increase or decrease in market interest rates would not have a material impact on our consolidated financial position, results of operations or cash flows.

Foreign Currency Exchange Rate Risk. We do not currently have material foreign currency exposure related to our assets as the majority are denominated in U.S. currency and our foreign-currency based transaction exchange risk is not material. For the six-month periods ended June 30, 2012 and 2011, we recorded foreign currency transaction losses of $7,000 and $1,000, respectively.

Equity Price Risk. We do not use derivative instruments for hedging of market risks or for trading or speculative purposes. Derivative instruments embedded in contracts, to the extent not already a free-standing contract, are bifurcated and accounted for separately. All derivatives are recorded on the consolidated balance sheet at fair value in accordance with current accounting guidelines for such complex financial instruments. The fair value of warrant liabilities is determined using various inputs and assumptions, one of which is the price of Company stock. As of June 30, 2012, we had approximately $793,000 of derivative liabilities recorded on our balance sheet related to 333,333 Series GG warrants. A hypothetical 50% increase in our stock price would increase the value of our derivative liabilities by approximately $556,000. A hypothetical 50% decrease in our stock price would decrease the value of our derivative liabilities by approximately $502,000.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2012. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed and are effective.

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

Changes in Control Over Financial Reporting

During the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Following FDA’s acceptance of our Lymphoseek NDA for filing, FDA established a PDUFA date for Lymphoseek of June 10, 2012. In April 2012, we were notified by FDA that our PDUFA date has been modified to September 10, 2012, a 90-day extension. Further delays in the approval of the NDA could result in delays in our expected revenue from Lymphoseek and increase the use of our cash until any deficiencies cited by FDA are corrected and an amended NDA is submitted and reviewed by FDA. Such potential consequences may negatively affect our business, financial condition and results of operations in a material way. We cannot assure you that Lymphoseek will achieve regulatory approval and commercial launch.

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

Due to the extension of the PDUFA date for Lymphoseek to September 10, 2012, we did not receive FDA approval of Lymphoseek by the June 30, 2012 deadline established in the Loan Agreement with Hercules, and therefore expect that additional loan proceeds of up to $3 million thereunder may not be available to us under the current terms.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the three-month period ended June 30, 2012, an investor exercised a total of 20,000 Series V Warrants in exchange for issuance of 20,000 shares of our common stock, resulting in gross proceeds of $6,200. The issuance of the shares was exempt from registration under Sections 4(2) and 4(6) of the Securities Act and Regulation D.

(b)	The following table provides information regarding repurchases of our common stock during the three-month period ended June 30, 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)
Month #1 (April 1, 2012 through April 30, 2012)	37,500	$2.69
Month #2 (May 1, 2012 through May 31, 2012)	—	—
Month #3 (June 1, 2012 through June 30, 2012)	—	—
Total	37,500	$2.69

(1)	In April 2012, our Board of Directors authorized the repurchase of 37,500 shares of common stock from certain executives for the purpose of meeting their personal tax obligations.
(2)	The price paid per share was equal to the closing market price of the Company’s common stock on the trading day prior to the date of the repurchase.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	Furnished herewith.

Items 1, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVIDEA BIOPHARMACEUTICALS, INC.
(the Company)
Dated: August 9, 2012

By:	/s/ Mark J. Pykett

Mark J. Pykett, V.M.D., Ph.D.
President and Chief Executive Officer
(duly authorized officer; principal executive officer)

By:	/s/ Brent L. Larson

Brent L. Larson
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	Furnished herewith.

