Form 10-K/A
period 2012-12-31
NAVIDEA BIOPHARMACEUTICALS, INC.
filed 2013-03-21
CIK 810509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to to

Commission file number 001-35076_

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10–K/A to our Annual Report on Form 10–K for the period ended December 31, 2012, originally filed with the Securities and Exchange Commission on March 18, 2013 (the “Form 10–K”), is to furnish Exhibit 101 to the Form 10–K, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in the Form 10-K.

The Company is filing Exhibit 101 in accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T.

No other changes have been made to the Form 10–K. This Amendment No. 1 speaks as of the original filing date of the Form 10–K, and does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–K. Accordingly, this amendment should be read in conjunction with the original Form 10-K filing.

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

* Filed with our Form 10-K on March 18, 2013

** Furnished with this Amendment 1 to Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 21, 2013

NAVIDEA BIOPHARMACEUTICALS, INC.
(the Company)

By:	/s/ Mark J. Pykett
Mark J. Pykett
President and Chief Executive Officer