Form 10-Q
period 2013-06-30
NAVIDEA BIOPHARMACEUTICALS, INC.
filed 2013-08-09
CIK 810509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                 to

Commission File Number:	001-35076

NAVIDEA BIOPHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	31-1080091
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

425 Metro Place North, Suite 450, Dublin, Ohio	43017-1367
(Address of principal executive offices)	(Zip Code)

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 121,474,459 shares of common stock, par value $.001 per share (as of the close of business on August 2, 2013).

NAVIDEA BIOPHARMACEUTICALS, INC. and SUBSIDIARIES

INDEX

PART I – Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	3

	Consolidated Statements of Operations for the Three-Month and Six-Month Periods Ended June 30, 2013 and June 30, 2012 (unaudited)	5

	Consolidated Statement of Stockholders’ Equity for the Six-Month Period Ended June 30, 2013 (unaudited)	6

	Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2013 and June 30, 2012 (unaudited)	7

	Notes to the Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

	Forward-Looking Statements	17

	The Company	17

	Product Line Overview	18

	Outlook	21

	Results of Operations	23

	Liquidity and Capital Resources	25

	Recent Accounting Pronouncements	25

	Critical Accounting Policies	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II – Other Information

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6.	Exhibits	33

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

ASSETS	June 30, 2013 (unaudited)	December 31, 2012
Current assets:
Cash	$25,638,305	$9,118,564
Accounts receivable	86,350	17,605
Inventory	1,329,752	297,500
Prepaid expenses and other	1,673,179	1,183,714

Total current assets	28,727,586	10,617,383

Property and equipment	2,694,052	2,026,895
Less accumulated depreciation and amortization	1,320,007	1,092,317

	1,374,045	934,578

Patents and trademarks	132,001	115,053
Less accumulated amortization	24,599	22,571

	107,402	92,482

Deferred debt issuance costs and other	909,235	327,954

Total assets	$31,118,268	$11,972,397

Continued

Navidea Biopharmaceuticals, Inc. and Subsidiaries,

Consolidated Balance Sheets, continued

LIABILITIES AND STOCKHOLDERS’ DEFICIT	June 30, 2013 (unaudited)	December 31, 2012
Current liabilities:
Accounts payable	$2,888,147	$1,417,463
Accrued liabilities and other	1,750,518	2,016,358
Notes payable, current, net of discounts of $0 and $202,287, respectively	80,820	2,756,718

Total current liabilities	4,719,485	6,190,539

Notes payable, net of discounts of $1,936,409 and $93,038, respectively	27,225,620	6,930,112
Other liabilities	1,005,875	257,122

Total liabilities	32,950,980	13,377,773

Commitments and contingencies

Stockholders’ deficit:
Preferred stock; $.001 par value; 5,000,000 shares authorized; 9,303 and 6,938 Series B shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	9	7
Common stock; $.001 par value; 200,000,000 shares authorized; 119,590,109 and 113,018,772 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	119,590	113,019
Additional paid-in capital	290,246,903	273,039,442
Accumulated deficit	(292,199,214)	(274,557,844)

Total stockholders’ deficit	(1,832,712)	(1,405,376)

Total liabilities and stockholders’ deficit	$31,118,268	$11,972,397

See accompanying notes to consolidated financial statements

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Net sales	$127,821	$—	$127,821	$—
Grant and other revenue	67,456	60,000	67,456	71,931
Total revenue	195,277	60,000	195,277	71,931

Cost of goods sold	105,438	—	105,438	—

Gross profit	89,839	60,000	89,839	71,931

Operating expenses:
Research and development	4,376,833	2,476,113	8,016,590	6,419,827
Selling, general and administrative	4,169,437	2,970,837	7,533,927	5,545,467
Total operating expenses	8,546,270	5,446,950	15,550,517	11,965,294

Loss from operations	(8,456,431)	(5,386,950)	(15,460,678)	(11,893,363)

Other income (expense):
Interest income	1,962	8,170	3,459	17,903
Interest expense	(465,268)	(321,405)	(828,350)	(615,076)
Loss on extinguishment of debt	(1,372,266)	—	(1,372,266)	—
Change in derivative liabilities	—	(92,805)	—	(276,889)
Other, net	(8,348)	(41,832)	16,465	(56,469)
Total other expense, net	(1,843,920)	(447,872)	(2,180,692)	(930,531)

Net loss	(10,300,351)	(5,834,822)	(17,641,370)	(12,823,894)

Preferred stock dividends	—	(25,000)	—	(50,000)

Net loss attributable to common stockholders	$(10,300,351)	$(5,859,822)	$(17,641,370)	$(12,873,894)

Loss per common share (basic and diluted)	$(0.09)	$(0.06)	$(0.15)	$(0.14)

Weighted average shares outstanding (basic and diluted)	118,260,288	94,664,659	116,024,366	94,368,690

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2012	6,938	$7	113,018,772	$113,019	$273,039,442	$(274,557,844)	$(1,405,376)

Issued stock in connection with public offerings, net	—	—	3,642,389	3,642	9,212,699	—	9,216,341
Issued stock upon exercise of stock options, net	—	—	39,649	40	(9,201)	—	(9,161)
Issued restricted stock	—	—	61,250	61	—	—	61
Cancelled stock to pay employee tax obligations	—	—	(194,077)	(194)	(610,362)	—	(610,556)
Issued stock upon exercise of warrants	2,365	2	3,000,000	3,000	6,158,330	—	6,161,332
Issued stock to 401(k) plan	—	—	22,126	22	66,755	—	66,777
Issued warrants in connection with debt issuance	—	—	—	—	967,115	—	967,115
Stock compensation expense	—	—	—	—	1,422,125	—	1,422,125
Net loss	—	—	—	—	—	(17,641,370)	(17,641,370)

Balance, June 30, 2013	9,303	$9	119,590,109	$119,590	$290,246,903	$(292,199,214)	$(1,832,712)

 See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(17,641,370)	$(12,823,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	234,607	87,091
Amortization of debt discount and debt offering costs	243,139	260,415
Stock compensation expense	1,422,125	1,133,866
Loss on extinguishment of debt	1,372,266	—
Change in derivative liabilities	—	276,889
Issued stock to 401(k) plan	66,777	50,272
Changes in operating assets and liabilities:
Accounts receivable	(66,714)	16,463
Inventory	(1,032,252)	(96,951)
Prepaid expenses and other assets	(491,496)	(283,720)
Accounts payable	1,469,723	297,731
Accrued liabilities and other liabilities	(328,021)	(459,264)
Net cash used in operating activities	(14,751,216)	(11,541,102)

Cash flows from investing activities:
Purchases of equipment	(672,046)	(375,100)
Patent and trademark costs	(16,948)	(3,020)
Net cash used in investing activities	(688,994)	(378,120)

Cash flows from financing activities:
Proceeds from issuance of common stock	11,303,767	544,155
Payment of common stock issuance costs	(668,064)	—
Payment of tax withholdings related to stock-based compensation	(659,018)	(8,765)
Payment for common stock repurchased from executives	—	(100,875)
Payment of preferred stock dividends	—	(50,000)
Proceeds from notes payable	29,000,000	—
Payment of debt issuance costs	(1,111,181)	(153,949)
Principal payments on notes payable	(5,901,335)	—
Payments under capital leases	(4,218)	(2,677)
Net cash provided by financing activities	31,959,951	227,889

Net increase (decrease) in cash	16,519,741	(11,691,333)

Cash, beginning of period	9,118,564	28,644,004

Cash, end of period	$25,638,305	$16,952,671

See accompanying notes to consolidated financial statements.

1. Summary of Significant Accounting Policies

a.	Basis of Presentation: The information presented as of June 30, 2013 and for the three-month and six-month periods ended June 30, 2013 and June 30, 2012 is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Navidea Biopharmaceuticals, Inc. (Navidea, the Company, or we) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The balances as of June 30, 2013 and the results for the interim periods are not necessarily indicative of results to be expected for the year. The consolidated financial statements should be read in conjunction with Navidea’s audited consolidated financial statements for the year ended December 31, 2012, which were included as part of our Annual Report on Form 10-K.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

(1)	Cash, accounts receivable, accounts payable, and accrued liabilities: The carrying amounts approximate fair value because of the short maturity of these instruments.

(2)	Notes payable: The carrying value of our debt at June 30, 2013 and December 31, 2012 consists of the face amount of the notes less unamortized discounts. At June 30, 2013, certain elements of our debt were also required to be recorded at fair value, which includes the fair value attributable to an embedded conversion option. The estimated fair value of our debt was calculated using a discounted cash flow analysis as well as a Monte Carlo simulation in 2013. These valuation methods include Level 3 inputs such as the estimated current market interest rate for similar instruments with similar creditworthiness. At June 30, 2013, the fair value of our notes payable is approximately $29.9 million. See Note 6.

c.	Revenue Recognition: We currently generate revenue primarily from sales of Lymphoseek. Our standard shipping terms are FOB shipping point, and title and risk of loss passes to the customer upon delivery to a carrier for shipment from Cardinal Health’s national distribution center to another point of destination. We generally recognize sales revenue related to sales of our products when the products are shipped. Our customers have no right to return products purchased in the ordinary course of business.

We earn additional revenues based on a percentage of the actual net revenues achieved by Cardinal Health on sales to end customers made during each fiscal year. The amount we charge Cardinal Health related to end customer sales of Lymphoseek are subject to a retroactive annual adjustment. To the extent that we can reasonably estimate the end-customer prices received by Cardinal Health, we record sales based upon these estimates at the time of sale. If we are unable to reasonably estimate end customer sales prices related to products sold, we record revenue related to these product sales at the minimum (i.e., floor) price provided for under our distribution agreement with Cardinal Health.

We generate additional revenue from grants to support various product development initiatives. We generally recognize grant revenue when expenses reimbursable under the grants have been incurred and payments under the grants become contractually due. We also recognize revenue from the reimbursement by our partners of certain expenditures for which the Company has principal responsibility.

d.	Recent Accounting Developments: In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220). ASU 2013-02 provides entities with two basic options for reporting the effect of significant reclassifications – either (1) on the face of the statement where net income is presented or (2) as a separate footnote disclosure. Public entities will report reclassifications in both annual and interim periods. Under option 1, the effect of significant reclassifications is presented parenthetically by component of other comprehensive income (OCI) on the respective line items of net income. Entities must also parenthetically report the aggregate tax effect of reclassifications in the income tax expense (benefit) line item. Under option 2, the significant amounts of each component of OCI must be presented in a single footnote. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. ASU 2013-02 did not have an effect on our consolidated financial statements.

2. Fair Value Hierarchy

Under certain circumstances, beginning in the second quarter of 2013, Platinum-Montaur Life Sciences, Inc. (Montaur) has the right to convert all or any portion of the unpaid principal or unpaid interest accrued on any future draws under the Montaur credit facility. Montaur’s option to convert future draws into common stock was determined to meet the definition of a liability, which is included in notes payable on the consolidated balance sheet. The estimated fair value of Montaur’s conversion option is $943,000 at June 30, 2013 and will be measured on a recurring basis. See Note 6.

There were no financial assets or liabilities measured at fair value on a recurring basis as December 31, 2012. There were no Level 1 liabilities outstanding at any time during the three-month or six-month periods ended June 30, 2013 and 2012. There were no transfers in or out of our Level 2 liabilities during the three-month or six-month periods ended June 30, 2013 or 2012.

3. Stock-Based Compensation

At June 30, 2013, we have instruments outstanding under two stock-based compensation plans; the 1996 Stock Incentive Plan (the 1996 Plan) and the Fourth Amended and Restated 2002 Stock Incentive Plan (the 2002 Plan). Currently, under the 2002 Plan, we may grant incentive stock options, nonqualified stock options, and restricted stock awards to full-time employees and directors, and nonqualified stock options and restricted stock awards may be granted to our consultants and agents. Total shares authorized under each plan are 1.5 million shares and 12 million shares, respectively. Although instruments are still outstanding under the 1996 Plan, the plan has expired and no new grants may be made from it. Under both plans, the exercise price of each option is greater than or equal to the closing market price of our common stock on the date of the grant.

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

For the three-month periods ended June 30, 2013 and 2012, our total stock-based compensation expense was approximately $679,000 and $716,000, respectively. For the six-month periods ended June 30, 2013 and 2012, our total stock-based compensation expense was approximately $1.4 million and $1.1 million, respectively. We have not recorded any income tax benefit related to stock-based compensation in either the three-month or six-month periods ended June 30, 2013 and 2012.

A summary of the status of our stock options as of June 30, 2013, and changes during the six-month period then ended, is presented below:

	Six Months Ended June 30, 2013
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of period	3,412,777	$2.01
Granted	1,618,225	3.06
Exercised	(60,000)	0.84
Forfeited	(100,350)	2.97
Expired	—	—
Outstanding at end of period	4,870,652	$2.34	7.4 years	$3,088,590

Exercisable at end of period	2,052,990	$1.41	5.0 years	$2,899,394

Following a review undertaken by the Company’s Board of Directors and senior management in June 2013, the Company determined that the Board had inadvertently granted stock awards in February 2012 to the Company’s Chief Executive Officer, Mark J. Pykett, in excess of the amount then authorized under the 2002 Plan. Consequently, the Board canceled options to purchase 50,000 shares of the Company’s common stock issued to Dr. Pykett (the amount by which the grants to Dr. Pykett in February 2012 exceeded the 2002 Plan’s share limitation), and Dr. Pykett agreed to the cancellation.

A summary of the status of our unvested restricted stock as of June 30, 2013, and changes during the six-month period then ended, is presented below:

	Six Months Ended June 30, 2013
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at beginning of period	1,335,000	$2.28
Granted	61,250	2.91
Vested	(745,000)	1.86
Forfeited	—	—
Expired	—	—
Unvested at end of period	651,250	$2.82

In February 2013, 100,000 shares of restricted stock with an aggregate fair value of $308,000 vested as scheduled according to the terms of a restricted stock agreement. In March 2013, the Company received FDA approval to market Lymphoseek®. As a result of the Lymphoseek approval, 560,000 shares of restricted stock vested with an aggregate fair value of $1.8 million.

In April 2013, 85,000 shares of restricted stock held by non-employee directors with an aggregate fair value of $224,000 vested as scheduled according to the terms of the restricted stock agreements.

As of June 30, 2013, there was approximately $3.3 million of total unrecognized compensation expense related to unvested stock-based awards, which we expect to recognize over remaining weighted average vesting terms of 2.0 years.

4. Earnings (Loss) Per Share

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

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the three-month and six-month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(10,300,351)	$(5,834,822)	$(17,641,370)	$(12,823,894)
Preferred stock dividends	—	(25,000)	—	(50,000)
Net loss attributable to common stockholders	$(10,300,351)	$(5,859,822)	$(17,641,370)	$(12,873,894)

Weighted average shares outstanding (basic and diluted)	118,260,288	94,664,659	116,024,366	94,368,690
Loss per common share (basic and diluted)	$(0.09)	$(0.06)	$(0.15)	$(0.14)

Earnings (loss) per common share for the three-month and six-month periods ended June 30, 2013 and 2012 excludes the effects of 34.5 million and 55.2 million common share equivalents, respectively, since such inclusion would be anti-dilutive. The excluded shares consist of common shares issuable upon exercise of outstanding stock options and warrants, and upon the conversion of convertible debt and convertible preferred stock.

The Company’s unvested stock awards contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”). Therefore, the unvested stock awards are required to be included in the number of shares outstanding for both basic and diluted earnings per share calculations. However, due to our loss from continuing operations, 651,250 and 1,941,000 shares of unvested restricted stock were excluded in determining basic and diluted loss per share for the three-month and six-month periods ended June 30, 2013 and 2012, respectively, because such inclusion would be anti-dilutive.

5. Inventory

All components of inventory are valued at the lower of cost (first-in, first-out) or market. We adjust inventory to market value when the net realizable value is lower than the carrying cost of the inventory. Market value is determined based on estimated sales activity and margins.

During the three-month period ended June 30, 2013, we capitalized $545,000 of inventory costs associated with our Lymphoseek product. During the three-month period ended June 30, 2012, we did not capitalize any such costs. During the six-month periods ended June 30, 2013 and 2012, we capitalized $1.1 million and $525,000, respectively, of inventory costs associated with our Lymphoseek product. During the six-month period ended June 30, 2012, we wrote off $89,000 of previously capitalized Lymphoseek inventory due to the consumption of the Lymphoseek material for product testing purposes. During the three-month periods ended June 30, 2013 and 2012, and the six-month period ended June 30, 2013, we did not write off any such costs.

The components of inventory as of June 30, 2013 and December 31, 2012, net of reserves of $0 and $308,000, respectively, are as follows:

	June 30, 2013	December 31, 2012
	(unaudited)
Materials	$425,318	$297,500
Work-in-process	290,360	—
Finished goods	614,074	—
Total	$1,329,752	$297,500

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

6. Notes Payable

In June 2013, we executed a Loan and Security Agreement (the Loan Agreement) with General Electric Capital Corporation (GECC) and MidCap Financial SBIC, LP (MidCap), providing for a loan to the Company of $25 million. Pursuant to the Loan Agreement, we issued GECC and MidCap: (1) Term Notes in the aggregate principal amount of $25,000,000, bearing interest at 9.83%, and (2) Series HH Warrants to purchase an aggregate of 301,205 shares of our common stock at an exercise price of $2.49 per share, expiring in June 2023 (the Series HH Warrants). The Loan Agreement provides for an interest-only period beginning on June 25, 2013 and expiring on June 30, 2014. The principal and interest is to be repaid in 30 equal monthly installments, payable on the first of each month following the expiration of the interest-only period, and one final payment in an amount equal to the entire remaining principal balance of the Term Note on the maturity date. The outstanding balance of the debt is due December 23, 2016. On the date upon which the outstanding principal amount of the loan is paid in full, the Company will be required to pay a non-refundable end-of-term fee equal to 4.0% of the original principal amount of the loan. The debt is collateralized by a security interest in substantially all of the Company’s assets except for intellectual property, as to which the security interest is in rights to income or proceeds from the sale or licensing thereof. The Loan Agreement also specifies certain covenants including the requirement that Navidea maintains a minimum cash balance greater than six times its monthly cash burn amount and provides certain information, such as financial statements and budgets, on a periodic basis. As of June 30, 2013, we were in compliance with all such covenants.

A debt discount related to the issuance of the Series HH Warrants and other fees to the lenders totaled $1.9 million. Debt issuance costs directly attributable to the Loan Agreement, totaling $881,000, are included as other assets on the balance sheet at June 30, 2013. The debt discount and debt issuance costs will be amortized as non-cash interest expense using the effective interest method over the term of the Loan Agreement.

During the period from January 1, 2013 through June 24, 2013, we paid $1.3 million of principal payments on our note payable to Hercules Technology II, L.P. (Hercules). On June 25, 2013,the Company used a portion of the proceeds from the GECC loan to pay the remaining $4.4 million of principal outstanding on the Hercules note, as well as a $250,000 end-of-term fee and a $66,000 early payment penalty in accordance with the terms of the Hercules note. We recorded a loss on extinguishment of the Hercules debt of $429,000, consisting of the write-off of the remaining unamortized discount of $187,000 and unamortized debt issuance costs of $176,000, as well as an early payment penalty of $66,000. As of June 30, 2013, the note payable to Hercules was no longer outstanding.

In connection with entering into the GECC Loan Agreement, the Company and Montaur entered into an Amendment to the July 2012 Loan Agreement between the Company and Montaur (the Montaur Amendment). Navidea, Montaur, and GECC also entered into a Subordination Agreement (Subordination Agreement), providing for subordination of the Company’s indebtedness under the Montaur credit facility to the Company’s indebtedness under the GECC Loan Agreement, among other customary terms and conditions.

Concurrent with the execution of the Montaur Amendment, the Company delivered an Amended and Restated Promissory Note (the Amended Montaur Note) to Montaur, which amends and restates the original promissory note, issued to Montaur, in the principal amount of up to $35,000,000. The Amended Montaur Note also adjusts the interest rate to the greater of (a) the U.S. Prime Rate as reported in the Wall Street Journal plus 6.75%; (b) 10.0%; or (c) the highest rate of interest then payable pursuant to the GECC Loan Agreement plus 0.125% (effective interest rate at June 30, 2013 was 10%). In addition, the Montaur Amendment grants Montaur the right, at Montaur’s option, to convert all or any portion of the unpaid principal or unpaid interest accrued on any future draws (the Conversion Amount), beginning on a date two years from the date the draw was advanced, into the number of shares of Navidea’s common stock computed by dividing the Conversion Amount by a conversion price equal to the lesser of (i) 90% of the lowest VWAP for the 10 trading days preceding the date of such conversion request, or (ii) the average VWAP for the 10 trading days preceding the date of such conversion request. The Montaur Amendment also provides a conversion right on the same terms with respect to the amount of any mandatory repayment due following the Company achieving $2,000,000 in cumulative revenues from sales or licensing of Lymphoseek. The conversion option applies to the Conversion Amount if the Company is prohibited from making such prepayment under the terms of the Subordination Agreement.

In accordance with current accounting standards, the Montaur Amendment was treated as an extinguishment of debt. The difference between the fair value of the new debt and the carrying value of the original Montaur loan balance was recorded as a loss on extinguishment. Montaur’s option to convert future draws into common stock was determined to meet the definition of a liability. The fair value of the new debt includes the estimated fair value of the embedded conversion option, which was $943,000 on the date of issuance of the Amended Montaur Note.

Also in connection with the Montaur Amendment, the Company and Montaur entered into a Warrant Exercise Agreement (Exercise Agreement), pursuant to which Montaur exercised its Series X Warrant and Series AA Warrant for 2,364.9 shares of the Company’s Series B Convertible Preferred Stock (the Series B), which are convertible into 7,733,223 shares of our common stock in the aggregate (3,270 shares of common stock per preferred share). These warrants were exercised on a cashless basis by cancelling a portion of the indebtedness outstanding under the Montaur Loan Agreement equal to $4,781,333, the aggregate exercise price of the warrants.

During the three-month periods ended June 30, 2013 and 2012, we recorded interest expense of $122,000 and $144,000, respectively, related to amortization of the debt discounts and deferred financing costs related to our notes payable. During the six-month periods ended June 30, 2013 and 2012, we recorded interest expense of $244,000 and $260,000, respectively, related to amortization of the debt discounts and deferred financing costs related to our notes payable.

7. Derivative Instruments

Certain embedded features of our convertible securities and notes payable, as well as warrants to purchase our common stock, may be treated as derivative liabilities. We do not use derivative instruments for hedging of market risks or for trading or speculative purposes.

No derivative liabilities were outstanding as of June 30, 2013 or December 31, 2012.The net effect of marking the Company’s derivative liabilities to market during the three-month and six month periods ended June 30, 2012 resulted in net increases in the estimated fair values of the derivative liabilities of approximately $93,000 and $277,000, respectively, which were recorded as non-cash expense.

8. Equity

In February 2013, we completed a public offering of 1,542,389 shares of the Company’s common stock at a price of $3.10 per share less underwriting discounts and commissions (the February 2013 Offering). The net proceeds to the Company were approximately $4.5 million after deducting expenses associated with the February 2013 Offering. In April 2013, we completed another public offering of 2,100,000 shares of the Company’s common stock at a price of $2.43 per share less underwriting discounts and commissions (the April 2013 Offering, and collectively with the February 2013 Offering, the 2013 Offerings). The net proceeds to the Company were approximately $4.8 million after deducting expenses associated with the April 2013 Offering. The Company will continue to use the net proceeds from the 2013 Offerings to fund the clinical development and launch of its current drug products, to fund other potential product pipeline opportunities, and for general corporate purposes. The 2013 Offerings were underwritten by Ladenburg Thalmann & Co. Inc. and were made pursuant to the Company’s existing effective shelf registration statement on Form S-3.

9. Stock Warrants

In March 2013, Montaur exercised 3,000,000 of their Series X warrants in exchange for the issuance of 3,000,000 shares of our common stock, resulting in gross proceeds of $1,380,000.

In June 2013, pursuant to the Exercise Agreement, Montaur exercised its Series X Warrant and Series AA Warrant for 2,364.9 shares of the Company’s Series B which are convertible into 7,733,223 shares of our common stock in the aggregate (3,270 shares of common stock per preferred share). The warrants were exercised on a cashless basis by cancelling a portion of the indebtedness outstanding under the Montaur Loan Agreement equal to $4,781,333, the aggregate exercise price of the warrants.

Also in June 2013 and pursuant to the GECC and MidCap Loan Agreement, the Company issued to GECC and MidCap Series HH Warrants to purchase an aggregate of 301,205 shares of our common stock at an exercise price of $2.49 per share, expiring in June 2023.

In addition, in June 2013 we issued five-year Series II Warrants to purchase 275,000 shares of our common stock at an exercise price of $3.04 per share to an investment advisory firm in connection with the GECC transaction.

At June 30, 2013, there are 1.4 million warrants outstanding to purchase our common stock. The warrants are exercisable at prices ranging from $1.97 to $3.04 per share with a weighted average exercise price of $2.38 per share.

10. Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to the uncertainty surrounding the realization of the deferred tax assets in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance at June 30, 2013 and December 31, 2012.

Current accounting standards include guidance on the accounting for uncertainty in income taxes recognized in the financial statements. Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility. As a result, no liability for uncertain tax positions was recorded as of June 30, 2013 or December 31, 2012 and we do not expect any significant changes in the next twelve months. Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense. As of June 30, 2013, tax years 2009-2012 remained subject to examination by federal and state tax authorities.

11. Supplemental Disclosure for Statements of Cash Flows

During the six-month periods ended June 30, 2013 and 2012, we paid interest aggregating $607,000 and $302,000, respectively. During the six-month periods ended June 30, 2013 and 2012, we issued 22,126 and 17,390 shares of our common stock, respectively, as matching contributions to our 401(k) plan.

In conjunction with the GECC Loan Agreement, we issued warrants with a fair value of $631,000. Additionally, $1 million of the debt discount fees related to the GECC Loan Agreement have been deferred through the maturity date of the loan.

12. Subsequent Events

In July 2013, Montaur converted 580 shares of the Series B into 1,896,600 shares of our common stock under the terms of the Series B.

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

The Company

Navidea Biopharmaceuticals, Inc. (Navidea, the Company, or we), a Delaware corporation, is a biopharmaceutical company focused on the development and commercialization of precision diagnostics and radiopharmaceutical agents. We are currently developing four radiopharmaceutical agent platforms. The first is Lymphoseek® (technetium Tc 99m tilmanocept) Injection, a novel, receptor-targeted, small-molecule, investigational radiopharmaceutical used in lymphatic mapping procedures that are performed to help evaluate patients with breast cancer and melanoma. Lymphoseek is designed to identify the lymph nodes that drain from a primary tumor, which have the highest probability of harboring cancer. It was approved by the U.S. Food and Drug Administration (FDA) in March 2013, and launched commercially in the United States in May 2013. The second platform, NAV4694, is a Fluorine-18 (F-18) radiolabeled positron emission tomography (PET) imaging agent being developed as an aid in the diagnosis of patients with signs or symptoms of cognitive impairment such as Alzheimer’s disease (AD). The third, NAV5001, is an Iodine-123 (I-123) radiolabeled single photon emission computed tomography (SPECT) imaging agent being developed as an aid in the diagnosis of Parkinson’s disease (PD) and other movement disorders, with potential use as a diagnostic aid in dementia. The fourth, RIGScanTM, is a radiolabeled monoclonal antibody being developed as a diagnostic aid for use during surgery to help surgeons locate occult or metastatic cancer, with a primary focus on colorectal cancer. These last three drug product candidates are still in development and must be cleared for marketing by the appropriate regulatory authorities before they can be sold in any markets.

Product Line Overview

We believe that the future prospects for Navidea continue to improve as we execute our strategic vision to become a leader in precision diagnostics. Our primary development efforts over the last few years have been focused on the development of our now-approved Lymphoseek product, as well as more recently on our other pipeline programs, including NAV4694, NAV5001 and RIGScan. We expect our overall research and development expenditures to continue to be significantly higher during 2013 as compared to 2012 due to the advances in our clinical, regulatory, and business development programs and activities, as well as personnel, contractors and consultants that support the global registration and commercialization of Lymphoseek, further development of NAV4694, NAV5001, and RIGScan, and the potential sourcing and development of additional pipeline product candidates. The level to which the expenditures rise will depend on the scope, requirements and timing of these strategic development initiatives in different territories around the world.

Lymphoseek

Lymphoseek is a lymph node targeting radiopharmaceutical agent intended for use in intraoperative lymphatic mapping (ILM) procedures and lymphoscintigraphy employed in the overall diagnostic assessment of certain solid tumor cancers. Lymphoseek was approved and indicated for use in lymphatic mapping for breast cancer and melanoma by the FDA in March 2013. Lymphoseek provides oncology surgeons with information useful in the identification of key predictive lymph nodes that may harbor cancer. By virtue of its targeted localization, it may also help avoid the excessive or unnecessary removal of non-cancerous lymph nodes and the surrounding tissue in patients with a variety of solid tumor cancers. Additional trials, one in head and neck cancer which was recently closed, and an ongoing trial in colorectal cancer, are anticipated to provide additional data to potentially support expansion of Lymphoseek utilization into multiple other cancer types.

In May 2013 the Company announced the commercial launch of Lymphoseek in the U.S. through a distribution agreement with Cardinal Health. Although Cardinal Health is responsible for the sale and distribution of Lymphoseek to health care professionals, we work closely with Cardinal Health in supporting marketing activities and conducting medical education programs for Lymphoseek. Although it is early in the launch, we believe we are seeing positive signs in measures of success we believe are critical when introducing a novel product such as Lymphoseek and that we believe indicate a successful initial launch.

In April 2013, we announced top-line results from the interim analysis of our Phase 3 clinical trial for Lymphoseek in subjects with head and neck squamous cell carcinoma (NEO3-06). Results of the pre-planned interim analysis demonstrated that Lymphoseek met the primary efficacy endpoint of accurately identifying sentinel lymph nodes (SLNs) in subjects with squamous cell carcinoma of the head, neck or mouth, as compared to the removal of all lymph nodes during multiple level nodal dissection surgery of the head and neck. Multiple level nodal dissection surgery is considered the “gold standard” in head and neck squamous cell carcinoma to determine the presence and extent of cancer spread in lymph nodes of patients with this cancer. The primary endpoint for the NEO3-06 trial was based on the number of subjects with pathology-positive lymph nodes (that is, lymph nodes found to harbor cancer) following a multiple level lymph node dissection and required a minimum of 38 subjects whose lymph nodes contained pathology-confirmed disease. Of the over 80 subjects enrolled in the NEO3-06 trial, 39 subjects were determined to have pathology-positive lymph nodes. Results demonstrated that of these 39 patients, Lymphoseek accurately identified 38, for an overall False Negative Rate (FNR) of 2.56%, which was statistically significant (p=0.0205) and met the statistical threshold for success of the primary endpoint. FNR is the rate of occurrence of negative test results in subjects known to have the disease for which the individual is being tested. These findings indicate that Lymphoseek accurately identified SLNs in these trial subjects, and is likely to be predictive of overall node pathology status.

Moreover, multiple level nodal dissection of patients in the trial with cancer-positive lymph nodes led to an average removal of 38 lymph nodes per patient, whereas Lymphoseek on average led to the identification of approximately 4 lymph nodes. This reduction in potential lymph node removal could lead to a substantial reduction in potential morbidity for patients with head and neck cancer undergoing sentinel lymph node biopsy, as well as potentially enabling reductions in the time and cost of surgery.

The NEO3-06 clinical study was designed to demonstrate the performance of Lymphoseek in head and neck cancer as well as to potentially expand the product label for Lymphoseek as a sentinel lymph node biopsy agent after the initial marketing clearance for the product. Based on results from the NEO3-06 study, results from other studies already completed, and a constructive meeting with the FDA on our findings, we have officially closed the NEO3-06 study and anticipate filing a supplemental New Drug Application for Lymphoseek in the U.S. for use in sentinel lymph node biopsy by the end of 2013.

We are also pursuing registration of Lymphoseek in the European Union (EU). In February 2012, Navidea was advised by the European Medicines Agency (EMA) Committee for Medicinal Products for Human Use (CHMP) that the Committee had adopted the advice of the Scientific Advice Working Party (SAWP) regarding the Lymphoseek development program and determined that Lymphoseek is eligible for a Marketing Authorization Application (MAA) submission based on clinical data accumulated from completed pivotal studies and supporting clinical literature. We submitted our MAA for Lymphoseek to the EMA in December 2012. The Company received positive feedback from the EMA following the Day 120 review and we anticipate a positive regulatory opinion from CHMP by year end, which would enable commercialization in the EU subsequent to pricing determinations on a country-by-country basis in each member state. To enable commercialization in Europe, the Company has made recent progress engaging a specialty pharmaceutical partner for product sales, marketing and distribution. However, we cannot assure you that Lymphoseek will achieve regulatory approval in the EU or any market outside the U.S., or if approved, that it will achieve market acceptance in any market.

NAV4694

NAV4694 is a patented Fluorine-18 labeled precision radiopharmaceutical candidate for use in the imaging and evaluation of patients with signs or symptoms of cognitive impairment such as AD. NAV4694 binds to beta-amyloid deposits in the brain that can then be imaged in PET scans. Amyloid plaque pathology is a required feature of AD and the presence of amyloid pathology is a supportive feature for diagnosis of probable AD. Patients who are negative for amyloid pathology do not have AD.

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

NAV4694 has been studied in rigorous pre-clinical studies and several clinical trials in humans. Clinical studies through Phase 2 have included over 140 subjects to date. Results suggest that NAV4694 has the ability to image patients quickly and safely with high sensitivity and specificity. We are currently supporting a Phase 2 trial that we initiated in September 2012, primarily to expand the safety database for the compound, and a Phase 2b trial in subjects with mild cognitive impairment in March 2013. In June 2013, we initiated a Phase 3 autopsy-based trial to support registration in the U.S. and the EU. The Phase 3 study utilizes a clinical trial design used by other agents that have either been submitted for, or submitted for and received, regulatory approval in the U.S. and Europe. We cannot assure you, however, that further clinical trials for this product will be successful, that it will achieve regulatory approval, or if approved, that it will achieve market acceptance.

In July 2013 at the Alzheimer's Association International Conference (AAIC), it was announced that the Australian Imaging, Biomarker & Lifestyle Flagship Study of Ageing (AIBL) plans to switch to NAV4694 for use in its comprehensive research initiative in Alzheimer’s disease and Mild Cognitive Impairment from a PET imaging agent for β-amyloid detection that for many has remained the accepted benchmark standard for studies investigating Alzheimer’s disease and differential diagnoses of dementia. The previously used compound had issues around timing, logistics and costs making its routine use challenging. Recently published results from a head-to-head study that directly compared NAV4694 to the accepted standard agent demonstrated that NAV4694 displayed nearly identical imaging characteristics of the previously used compound, and is accessible and affordable and can be reliably interpreted in a variety of clinical settings.

Also at the 2013 AAIC, researchers at the McGill Centre for Studies in Aging, Douglas Research Institute, and Montreal Neurological Institute presented results of a post-mortem brain tissue study comparing performance characteristics of NAV4694 to this gold-standard imaging agent, concluding that NAV4694 better differentiated amyloid deposition associated with AD in post-mortem brains.

NAV5001

NAV5001 is a patented Iodine-123 labeled small molecule radiopharmaceutical used with SPECT imaging to identify the status of specific regions in the brains of patients suspected of having PD. The agent binds to the dopamine transporter (DAT) on the cell surface of dopaminergic neurons in the striatum and substantia nigra regions of the brain. Loss of these neurons is a hallmark of PD.

NAV5001 has been administered to over 600 subjects to date. Results from clinical trials have demonstrated that NAV5001 has high affinity for DAT and rapid kinetics which enable the generation of clean images quickly, beginning within about 20 minutes after injection, while other agents typically have waiting periods from 4 to 24 hours before imaging can occur. In addition to its potential use as an aid in the differential diagnosis of PD and movement disorders, NAV5001 may also be useful in the diagnosis of Dementia with Lewy Bodies (DLB), one of the most common forms of dementia after AD. We initiated a Phase 2b program in DLB in April 2013, commencing an investigator-initiated study. We expect to initiate a Company-sponsored Phase 2b study later in 2013. We also expect to initiate a Phase 3 trial in subjects with PD in the second half of 2013. We cannot assure you, however, that further clinical trials for this product will be successful, that it will achieve regulatory approval, or if approved, that it will achieve market acceptance.

In May 2013, we entered into an agreement with Nordion (Canada) Inc. to produce and supply NAV5001 for our late-phase clinical trials. Nordion will radiolabel the Company’s drug product to form NAV5001, manage the manufacturing logistics, and ship NAV5001 to third-party clinical trial sites on behalf of Navidea. The agreement may serve as a predecessor to a commercial supply arrangement in the future.

RIGScan

RadioImmunoGuided Surgery (RIGS®) is a technique to provide diagnostic information during cancer surgery. RIGS is intended to enable a surgeon to identify and delineate occult or metastatic cancerous tissue “targeted” through the use of RIGScan, a radiolabeled, cancer-specific targeting antibody. RIGScan is administered prior to surgery and is identified by imaging or during surgery with a gamma detection probe, thereby assisting a surgeon in identifying the location of cancerous tissues. Our RIGScan technology is a radiolabeled monoclonal antibody that serves as the biologic targeting agent for intraoperative detection of occult or metastatic cancer. The antibody localizes or binds to a tumor antigen called TAG-72 expressed on many solid tumor cancers. RIGScan is intended to aid in identifying the extent and location of occult and metastatic tumor in patients with solid tumor cancers that express the TAG-72 antigen, such as colorectal cancer, ovarian cancer, prostate cancer and other cancers of epithelial origin. The detection of clinically occult tumor is intended to provide the surgeon with a more accurate assessment of the extent of disease, and therefore may impact the surgical and therapeutic management of the patient.

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

To support resuming RIGScan development, we filed a new investigational new drug (IND) request with the FDA in late 2010. In a pre-IND meeting with the FDA in February 2011, the FDA provided guidance regarding our manufacturing process, to increase manufacturing efficiency and the quality of the underlying biologic antibody and potentially transitioning from a murine-based antibody to a human-based antibody. In August 2011, we also held a meeting with the SAWP of the EMA and received similar guidance. With this collective guidance, we transitioned from a murine antibody used in the previous studies noted above to a humanized antibody. In September 2012, we were awarded a grant from the National Institutes of Health (NIH) to further develop RIGScan. The first phase of the grant, which has been awarded, is for $315,000; the second phase of the grant, which requires that we meet certain conditions, primarily completion of the first phase, development of a protocol, and institutional review board approval, will be for an additional $1.2 million. We have focused on manufacturing the humanized antibody with the aim of completing the necessary manufacturing steps to support clinical development; however, as the scope and required resources for the RIGScan program, particularly in light of other development opportunities such as Lymphoseek, NAV4694, NAV5001, or other agents continues to be assessed, the timing and scope of our plans for RIGScan may be further affected.

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

Outlook

With the U.S. approval of Lymphoseek in March 2013, the Company has now undertaken the initial commercial launch in the U.S. with our marketing partner, Cardinal Health, which we announced in May 2013. As such, we have reported revenue from Lymphoseek beginning in the second quarter of 2013. As insight into the sales process with Lymphoseek grows, we expect to provide increasing guidance over the next several quarters such that by the second quarter of 2014, revenue guidance and margins become primary metrics with which to assess performance.

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

We spent approximately $8.0 million and $6.4 million on research and development activities during the six-month periods ended June 30, 2013 and 2012, respectively. Of the total amounts we spent on research and development during those periods, excluding costs related to our internal research and development headcount and our general and administrative staff which we do not currently allocate among the various development programs that we have underway, we incurred charges by program as follows:

	Six Months Ended June 30,
Development Program	2013		2012
Lymphoseek	$1,159,819	(a)	$2,668,530
NAV4694	2,472,981		397,991
NAV5001	422,078		659,932	(b)
RIGScan	50,000		230,648

(a) Amount includes pre-approval development and post-commercialization label expansion costs.

(b) Amount includes a $500,000 license fee paid in January 2012.

Due to the advancement of our efforts with Lymphoseek, NAV4694, NAV5001, RIGScan, and potentially other programs, we expect our total drug-related development and commercialization expenses for the remainder of 2013 continue to be higher than in 2012. The specific levels to which each program’s expenditures may rise will depend in part on how successful we are in commercializing Lymphoseek and on the extent to which we draw on the other financial resources we have at our disposal. In general, development expenses in 2013 for Lymphoseek are expected to decrease as compared to 2012 while expenses related to NAV4694, NAV5001 and RIGScan are all currently expected to increase in 2013 over 2012.

Lymphoseek was approved and indicated for use in lymphatic mapping for breast cancer and melanoma by the FDA in March 2013. During the remainder of 2013, we expect general marketing support as well as medical education expenses related to Lymphoseek to increase following the May 2013 U.S. commercial launch. Although our marketing partner will bear the direct marketing, sales and distribution costs related to the sale of Lymphoseek, we expect that our costs to support product launch and medical education-related activities associated with Lymphoseek could approach approximately $5-6 million in out-of-pocket charges in 2013, compared to approximately $3 million in 2012. We expect to incur additional development expenses related to supporting the MAA review of Lymphoseek in the EU, our NEO3-06 clinical trial and studies to support the sNDA submission for Lymphoseek to the FDA in a potential post-commercialization setting, and support the other product activities related to the potential marketing registration of Lymphoseek in other markets. We cannot assure you that Lymphoseek will achieve regulatory approval in the EU or any other market outside the U.S., or if approved, that it will achieve market acceptance.

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

We are in the process of evaluating the business, manufacturing, development and regulatory pathways forward with respect to RIGScan. In the near-term, our development efforts related to RIGScan will likely be limited to those which we are able to fund through external sources such as the Small Business Innovation Research grant from the National Institutes of Health we were awarded in 2012. We believe that the time required for continued development, regulatory approval and commercialization of a RIGScan product would likely be a minimum of five years before we receive any significant product-related royalties or revenues. We cannot assure you that we will be able to complete satisfactory development arrangements or obtain incremental financing to fund development of the RIGS technology and cannot guarantee that such arrangements could be obtained on a timely basis on terms acceptable to us, or at all. We also cannot assure you that further clinical development will be successful, that the agent will ultimately achieve regulatory approval, or if approved, that it will achieve market acceptance.

Finally, if we are successful in identifying and securing additional product candidates to augment our product development pipeline, we will likely incur significant additional expenses related to furthering the development of such products.

Results of Operations

Three Months Ended June 30, 2013 and 2012

Net Sales and Margins. Net sales of Lymphoseek were $128,000 during the second quarter of 2013. We did not record any sales revenue during the second quarter of 2012. Gross margins on net sales were 18% for the second quarter of 2013. Costs included a 5% royalty on net sales payable under our license agreement with the University of California, San Diego (UCSD). During the second quarter of 2013, margins on Lymphoseek sales were negatively impacted due to the proportion of sales made up of lower margin inventory-stocking units, coupled with post-production testing activities required by regulatory authorities, which are charged as one-time period costs rather than included in costs carried in inventory, including certain post-manufacture testing costs of $40,000 related to normal processes required by the FDA. Our longer-term expectations for gross margins will increase as these charges diminish as a proportion of revenue, and continue to be in line with previous guidance.

Grant and Other Revenue. During the second quarter of 2013, we recognized $67,000 of grant revenue related to a Small Business Innovation Research (SBIR) grant from the National Institutes of Health (NIH) to support RIGScan development. During the second quarter of 2012, we recognized $60,000 of revenue related to reimbursement of certain Lymphoseek commercialization activities by our distribution partner, Cardinal Health.

Research and Development Expenses. Research and development expenses increased $1.9 million, or 77%, to $4.4 million during the second quarter of 2013 from $2.5 million during the same period in 2012. The increase was primarily due to net increases in drug project expenses related to (i) increased NAV4694 development costs including clinical trial costs of $1.2 million and manufacturing-related activities of $187,000, and (ii) increased NAV5001 development costs including manufacturing-related activities of $108,000 and clinical trial costs of $103,000; offset by (iii) decreased Lymphoseek development costs including manufacturing-related costs of $366,000, clinical trial activities of $141,000, and regulatory consulting costs of $121,000, and (iv) decreased consulting costs related to potential pipeline products of $108,000. The net increase in research and development expenses also included increased compensation of $769,000 related to increased headcount required for expanded development efforts and other related expenses such as incentive-based compensation, as well as increased travel and other support costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.2 million, or 40%, to $4.2 million during the second quarter of 2013 from $3.0 million during the same period in 2012. The net increase was primarily due to increased medical education costs to support Lymphoseek of $815,000, increased compensation costs of $235,000 related to increased headcount and incentive-based compensation, and increased investor relations costs of $291,000, offset by decreased out-of-pocket marketing costs related to the commercial launch of Lymphoseek of $262,000.

Other Income (Expense). Other expense, net, was $1.8 million during the second quarter of 2013 as compared to $448,000 during the same period in 2012. Interest expense increased $144,000 to $465,000 during the second quarter of 2013 from $321,000 for the same period in 2012, primarily due to the draws on the Montaur credit facility that we received in December 2012 and March 2013, offset by the decreasing balance of the Hercules note payable. Of this interest expense, $122,000 and $144,000 in the second quarter of 2013 and 2012, respectively, was non-cash in nature related to the amortization of debt issuance costs and debt discounts related to the Hercules note. During the second quarter of 2013, we recorded losses on extinguishment of debt of $943,000 related to the modification of the Montaur note and $429,000 upon paying off the balance of the Hercules note. During the second quarter of 2012, we recorded charges of $93,000 related to increases in derivative liabilities resulting from the requirement to mark our derivative liabilities to market.

Six Months Ended June 30, 2013 and 2012

Net Sales and Margins. Net sales of Lymphoseek were $128,000 during the first half of 2013. We did not record any sales revenue during the first half of 2012. Gross margins on net sales were 18% for the first half of 2013. Costs included a 5% royalty on net sales payable under our license agreement with UCSD. During the first half of 2013, margins on Lymphoseek sales were negatively impacted due to the proportion of sales made up of lower margin inventory-stocking units, coupled with post-production testing activities required by regulatory authorities, which are charged as one-time period costs rather than included in costs carried in inventory, including certain post-manufacture testing costs of $40,000 related to normal processes required by the FDA. Our longer-term expectations for gross margins will increase as these charges diminish as a proportion of revenue, and continue to be in line with previous guidance.

Grant and Other Revenue. During the first half of 2013, we recognized $67,000 of grant revenue related to a SBIR grant from the NIH to support RIGScan development. During the first half of 2012, we recognized $60,000 of revenue related to reimbursement of certain Lymphoseek commercialization activities by our distribution partner, Cardinal Health. Additional revenue of $12,000 during the first half of 2012 was related to Ohio Third Frontier grants to support student internships.

Research and Development Expenses. Research and development expenses increased $1.6 million, or 25%, to $8.0 million during the first half of 2013 from $6.4 million during the same period in 2012. The increase was primarily due to net increases in drug project expenses related to (i) increased NAV4694 development costs including clinical trial costs of $1.5 million and manufacturing-related activities of $550,000; offset by (ii) a net decrease in Lymphoseek development costs resulting from decreased manufacturing-related costs of $688,000, the reserve for obsolescence related to previously capitalized Lymphoseek inventory of $339,000 and consulting costs related to preparation for a potential FDA Advisory Committee meeting of $319,000, both incurred in the first half of 2012, decreased clinical trial activities of $222,000, and decreased regulatory consulting costs of $167,000, offset by a UCSD milestone fee related to the FDA approval of Lymphoseek of $242,000 in the first quarter of 2013, (iii) a net decrease in NAV5001 development costs resulting from the $500,000 license option fee in the first half of 2012 and decreased consulting costs of $67,000, offset by increased clinical trial activities of $200,000 and increased manufacturing-related activities of $133,000, (iv) decreased consulting costs related to potential pipeline products of $208,000, and (v) decreased RIGScan manufacturing-related development costs of $181,000. The net increase in research and development expenses also included increased compensation of $1.5 million related to increased headcount required for expanded development efforts and other related expenses such as incentive-based compensation, as well as increased travel and other support costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.0 million, or 36%, to $7.5 million during the first half of 2013 from $5.5 million during the same period in 2012. The net increase was primarily due to increased medical education costs to support Lymphoseek of $1.1 million, increased compensation costs of $670,000 related to increased headcount and incentive-based compensation, increased public and investor relations costs of $423,000, and increased insurance, depreciation, and other expenses to support the increased headcount of $132,000, offset by decreased out-of-pocket marketing costs related to the commercial launch of Lymphoseek of $553,000.

Other Income (Expense). Other expense, net, was $2.2 million during the first half of 2013 as compared to $931,000 during the same period in 2012. Interest expense increased $213,000 to $828,000 during the first half of 2013 from $615,000 for the same period in 2012, primarily due to the draws on the Montaur credit facility that we received in December 2012 and March 2013, offset by the decreasing balance of the Hercules note payable. Of this interest expense, $244,000 and $260,000 in the first half of 2013 and 2012, respectively, was non-cash in nature related to the amortization of debt issuance costs and debt discounts related to the Hercules note. During the first half of 2013, we recorded losses on extinguishment of debt of $943,000 related to the modification of the Montaur note and $429,000 upon paying off the balance of the Hercules note. During the first half of 2012, we recorded charges of $277,000 resulting from the requirement to mark our derivative liabilities to market.

Liquidity and Capital Resources

Cash balances increased to $25.6 million at June 30, 2013 from $9.1 million at December 31, 2012. The net increase was primarily due to net proceeds from the GECC note payable of $23.9 million, net proceeds from the issuance of common stock of $10.6 million, and draws on our Montaur credit facility of $4.0 million, offset by cash used to fund our operations, mainly for research and development activities, of $14.8 million, principal payments on our notes payable of $5.9 million, purchases of equipment of $672,000, and payment of employee minimum tax withholdings related to stock-based compensation of $659,000. The current ratio increased to 6.1:1 at June 30, 2013 from 1.7:1 at December 31, 2012.

Operating Activities. Cash used in operations increased $3.3 million to $14.8 million during the first half of 2013 compared to $11.5 million during the same period in 2012.

Inventory levels increased to $1.3 million at June 30, 2013 from $298,000 at December 31, 2012. Increases in finished goods and materials were related to completion of new lots of Lymphoseek finished drug and purchases of Lymphoseek drug substance, respectively. We expect inventory levels to increase over the remainder of 2013 as we produce additional Lymphoseek inventory following our recent product launch.

Prepaid expenses and other current assets increased to $1.7 million at June 30, 2013 from $1.2 million at December 31, 2012, primarily due to prepayments to our third party manufacturers of Lymphoseek inventory and funding our prepaid corporate credit card.

Accounts payable increased to $2.9 million at June 30, 2013 from $1.4 million at December 31, 2012, primarily due to normal fluctuations in timing of receipt and payment of invoices. Accrued liabilities and other current liabilities decreased to $1.8 million at June 30, 2013 from $2.0 million at December 31, 2012, primarily due to payment of the 2012 bonuses and decreases in accrued Lymphoseek development costs, offset by the accrual of 2013 bonuses. Our payable and accrual balances will continue to fluctuate but will likely increase overall as we increase our level of commercial activity related to Lymphoseek, and development activity related to NAV4694, NAV5001, RIGScan, and other potential product candidates.

Investing Activities. Investing activities used $689,000 during the first half of 2013 compared to using $378,000 during the same period in 2012. Capital expenditures of $672,000 during the first half of 2013 were primarily for equipment to be used in the production of NAV4694 and Lymphoseek, software, and computers. Capital expenditures of $375,000 during the first half of 2012 were primarily for equipment to be used in the production of NAV4694 and Lymphoseek, computers, software, and furniture and fixtures for the new branch office in Andover, MA. We expect our overall capital expenditures for the remainder of 2013 will be higher than in 2012 as we expand our physical resources to accommodate anticipated headcount additions. Payments for patent and trademark costs were $17,000 and $3,000 during the first half of 2013 and 2012, respectively.

Financing Activities. Financing activities provided $32.0 million during the first half of 2013 compared to $228,000 provided during the same period in 2012. The $32.0 million provided by financing activities in the first half of 2013 consisted primarily of proceeds from notes payable of $29.0 million and proceeds from the issuance of common stock of $11.3 million, offset by principal payments on our notes payable of $5.9 million, payment of debt issuance costs of $1.1 million, payment of common stock issuance costs of $668,000, and payment of minimum tax withholdings related to stock-based compensation of $659,000. The $228,000 provided by financing activities in the first half of 2012 consisted primarily of proceeds from the issuance of common stock of $544,000, offset by payments of debt issuance costs of $154,000, payment for common stock repurchased from executives of $101,000, and payment of preferred stock dividends of $50,000.

GECC/MidCap Debt

In June 2013, we executed a Loan and Security Agreement (the Loan Agreement) with General Electric Capital Corporation (GECC) and MidCap Financial SBIC, LP (MidCap), providing for a loan to the Company of $25 million. Pursuant to the Loan Agreement, we issued GECC and MidCap: (1) Term Notes in the aggregate principal amount of $25,000,000, bearing interest at 9.83%, and (2) Series HH Warrants to purchase an aggregate of 301,205 shares of our common stock at an exercise price of $2.49 per share, expiring in June 2023 (the Series HH Warrants). The Loan Agreement provides for an interest-only period beginning on June 25, 2013 and expiring on June 30, 2014. The principal and interest is to be repaid in 30 equal monthly installments, payable on the first of each month following the expiration of the interest-only period, and one final payment in an amount equal to the entire remaining principal balance of the Term Note on the maturity date. The outstanding balance of the debt is due December 23, 2016. On the date upon which the outstanding principal amount of the loan is paid in full, the Company will be required to pay a non-refundable end-of-term fee equal to 4.0% of the original principal amount of the loan. The Loan Agreement also specifies certain covenants including the requirement that Navidea maintains a minimum cash balance greater than six times its monthly cash burn amount. During the first half of 2013, we recorded interest expense of $58,000 on our notes payable to GECC and MidCap, which includes amortization of the debt discount and issuance costs. As of June 30, 2013, the remaining outstanding principal balance of the debt was $25.0 million, and the Series HH Warrants remain outstanding.

Hercules Debt

In December 2011, we executed a Loan and Security Agreement (the Loan Agreement) with Hercules Technology II, L.P. (Hercules). Pursuant to the Loan Agreement, we issued Hercules: (1) a Secured Term Promissory Note in the principal amount of $7,000,000, bearing interest at the greater of either (a) the U.S. Prime Rate as reported in The Wall Street Journal plus 6.75%, or (b) 10.0%, and (2) a Series GG warrant to purchase 333,333 shares of our common stock at an exercise price of $2.10 per share, expiring in December 2016 (the Series GG Warrant). During the period from January 1, 2013 through June 24, 2013, we paid $1.3 million of principal payments and recorded interest expense of $472,000 on our note payable to Hercules, which includes amortization of the debt discount and issuance costs. On June 25, 2013, the Company used a portion of the proceeds from the GECC loan to pay the remaining $4.4 million of principal outstanding on the Hercules note, as well as a $250,000 end-of-term fee and a $66,000 early payment penalty in accordance with the terms of the Hercules note. As of June 30, 2013, the note payable to Hercules was no longer outstanding. The Series GG Warrant remains outstanding.

Montaur Credit Facility

In July 2012, we entered into an agreement with Platinum-Montaur Life Sciences, LLC (Montaur) to provide us with a credit facility of up to $50 million. Following the approval of Lymphoseek, Montaur was committed under the terms of the agreement to extend up to $35 million in debt financing to the Company at an interest rate equal to the greater of (a) the U.S. Prime Rate as reported in the Wall Street Journal plus 6.75%; (b) 10.0%; or (c) the highest rate of interest then payable pursuant to the Hercules Loan Agreement plus 0.125%. Through June 25, 2013, we drew a total of $8.0 million under the original facility. The agreement also provides for Montaur to extend an additional $15 million on terms to be negotiated. Principal amounts are due the earlier of two years from the date of draw or June 30, 2016.

In connection with entering into the GECC Loan Agreement, the Company and Montaur entered into an Amendment to the July 2012 Loan Agreement (the Montaur Amendment). Navidea, Montaur, and GECC also entered into a Subordination Agreement, providing for subordination of the Company’s indebtedness under the Montaur credit facility to the Company’s indebtedness under the GECC Loan Agreement, among other customary terms and conditions.

Concurrent with the execution of the Montaur Amendment, the Company delivered an Amended and Restated Promissory Note (the Amended Montaur Note) to Montaur, which amends and restates the original promissory note issued to Montaur, in the principal amount of up to $35,000,000. The Amended Montaur Note also adjusts the interest rate to the greater of (a) the U.S. Prime Rate as reported in the Wall Street Journal plus 6.75%; (b) 10.0%; or (c) the highest rate of interest then payable pursuant to the GECC Loan Agreement plus 0.125% (effective interest rate at June 30, 2013 was 10%). In addition, the Montaur Amendment grants Montaur the right, at Montaur’s option subject to certain conditions, to convert all or any portion of the unpaid principal or unpaid interest accrued on any future draw (the Conversion Amount), beginning on a date two years from the date the draw was advanced, into the number of shares of Navidea’s common stock computed by dividing the Conversion Amount by a conversion price equal to the lesser of (i) 90% of the lowest VWAP for the 10 trading days preceding the date of such conversion request, or (ii) the average VWAP for the 10 trading days preceding the date of such conversion request. The Montaur Amendment also provides a conversion right on the same terms with respect to the amount of any mandatory repayment due following the Company achieving $2,000,000 in cumulative revenues from sales or licensing of Lymphoseek. The conversion option applies to the Conversion Amount if the Company is prohibited from making such prepayment under the terms of the Subordination Agreement.

Also in connection with the Montaur Amendment, the Company and Montaur entered into a Warrant Exercise Agreement (Exercise Agreement), pursuant to which Montaur exercised its Series X Warrant and Series AA Warrant. The warrants were exercised on a cashless basis by cancelling a portion of the indebtedness outstanding under the Montaur Loan Agreement equal to $4,781,333, the aggregate exercise price of the warrants. Pursuant to the Exercise Agreement, in lieu of common stock, Montaur received on exercise of the warrants 2,364.9 shares of the Company’s Series B, convertible into 7,733,223 shares of our common stock in the aggregate (3,270 shares of common stock per preferred share).

During the first half of 2013, we drew a total of $4.0 million under the Montaur credit facility and recorded interest expense of $304,000. As of June 30, 2013, the remaining outstanding principal balance was $3.2 million, with $31.8 million still available under the credit facility.

2013 Public Offerings

We filed a shelf registration statement in 2011 to provide us with future funding alternatives and flexibility as we execute on our plans to achieve our product development and commercialization goals, as well as evaluating and acting on opportunities to expand our product pipeline. In February 2013, we completed a public offering of 1,542,389 shares of the Company’s common stock at a price of $3.10 per share less underwriting discounts and commissions (the February 2013 Offering). The net proceeds to the Company were approximately $4.5 million after deducting expenses associated with the February 2013 Offering. In April 2013, we completed another public offering of 2,100,000 shares of the Company’s common stock at a price of $2.43 per share less underwriting discounts and commissions (the April 2013 Offering, and collectively with the February 2013 Offering, the 2013 Offerings). The net proceeds to the Company were approximately $4.8 million after deducting expenses associated with the April 2013 Offering. The Company will continue to use the net proceeds from the 2013 Offerings to fund the clinical development and launch of its current drug products, to fund other potential product pipeline opportunities, and for general corporate purposes. The 2013 Offerings were underwritten by Ladenburg Thalmann & Co. Inc. and were made pursuant to the Company’s existing effective shelf registration statement on Form S-3.

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

We believe that the GECC loan, our credit facility with Montaur, anticipated revenue derived from U.S. sales of Lymphoseek following the recent commercial launch, and our access to capital markets through our shelf registration, provide us with access to adequate financial resources to continue to fund our business plan. However, we cannot assure you that Lymphoseek will generate our expected levels of sales and cash flow. We will continue to evaluate our timelines, strategic needs, and balance sheet requirements. Although we have not decided whether, when or how much additional capital might be raised under the Montaur credit facility or raised under the shelf registration statement, we cannot assure you that if we attempt to raise additional capital, we will be successful in doing so on terms acceptable to the Company, or at all. We also cannot assure you that we will be able to gain access and/or be able to execute on securing new development opportunities, successfully obtain regulatory approval for and commercialize new products, achieve significant product revenues from our products, or achieve or sustain profitability in the future.

Recent Accounting Pronouncements

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

Revenue Recognition. We currently generate revenue primarily from sales of Lymphoseek. Our standard shipping terms are FOB shipping point, and title and risk of loss passes to the customer upon delivery to a carrier for shipment from Cardinal Health’s national distribution center to another point of destination. We generally recognize sales revenue related to sales of our products when the products are shipped. Our customers have no right to return products purchased in the ordinary course of business.

We earn additional revenues based on a percentage of the actual net revenues achieved by Cardinal Health on sales to end customers made during each fiscal year. The amount we charge Cardinal Health related to end customer sales of Lymphoseek are subject to a retroactive annual adjustment. To the extent that we can reasonably estimate the end-customer prices received by Cardinal Health, we record sales based upon these estimates at the time of sale. If we are unable to reasonably estimate end customer sales prices related to products sold, we record revenue related to these product sales at the minimum (i.e., floor) price provided for under our distribution agreement with Cardinal Health.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. As of June 30, 2013, our $25.6 million in cash was primarily invested in interest-bearing money market accounts. Due to the low interest rates being realized on these accounts, we believe that a hypothetical 10% increase or decrease in market interest rates would not have a material impact on our consolidated financial position, results of operations or cash flows.

We also have exposure to changes in interest rates on our variable-rate debt obligations. As of June 30, 2013, the interest rate on certain of our debt obligations was based on the U.S. prime rate. Based on the amount of our variable-rate borrowings at June 30, 2013, which totaled approximately $3.2 million, an immediate one percentage point increase in the U.S. prime rate would increase our annual interest expense by approximately $32,000. This estimate assumes that the amount of variable rate borrowings remains constant for an annual period and that the interest rate change occurs at the beginning of the period. Because our debt obligations are currently subject to the minimum interest rates defined in the loan agreements, a decrease in the U.S. prime rate would not affect our annual interest expense.

Foreign Currency Exchange Rate Risk. We do not currently have material foreign currency exposure related to our assets as the majority are denominated in U.S. currency and our foreign-currency based transaction exchange risk is not material. For the six-month periods ended June 30, 2013 and 2012, we recorded foreign currency transaction losses of approximately $9,000 and $7,000, respectively.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2013. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed and are effective.

Our management, including our Chief Executive Officer and Chief Financial Officer, understands that our disclosure controls and procedures do not guarantee that all errors and all improper conduct will be prevented. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, a design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected. These inherent limitations include the realities that judgments and decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons, or by management override of the control. Further, the design of any system of controls is also based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations of a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

Changes in Control Over Financial Reporting

During the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

The following changes have been made to the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 18, 2013.

Our indebtedness imposes significant restrictions on us, and a default could materially adversely affect our operations and financial condition.

All of our material assets, except our intellectual property, have been pledged as collateral for our borrowings under the Loan and Security Agreement (the Loan Agreement) with General Electric Capital Corporation (GECC) and MidCap Financial SBIC, LP (MidCap).

In addition to the security interest in our assets, the Loan Agreement carries substantial covenants that impose significant requirements on us, including, among others, requirements that:

•	we pay all principal, interest and other charges on the outstanding balance of the borrowed funds when due;
•	we keep reserved out of our authorized shares of common stock sufficient shares to satisfy our obligation to issue shares upon the exercise of the warrants issued in connection with the Loan and Security Agreement;
•	we provide certain financial information and reports to GECC and MidCap in a timely manner;
•	we maintain a minimum balance of cash and cash equivalents as defined in the Loan Agreement; and
•	we indemnify GECC and MidCap against certain liabilities.

The requirement that we maintain a minimum cash balance may limit our ability to fully utilize the proceeds of the GECC/MidCap loan to fund our operations.

Additionally, with certain exceptions, the Loan Agreement prohibits us from:

•	amending our organizational or governing agreements and documents;
•	entering into any merger or consolidation;
•	dissolving the Company or liquidating its assets, or acquiring all or any substantial part of the business or assets of any other person;
•	incurring any indebtedness, other than permitted indebtedness;
•	granting or permitting liens against our assets, other than permitted liens;
•	acquiring or making investments in any other person other than permitted investments;
•	making any material dispositions of our assets, except for permitted dispositions; or
•	declaring or paying any dividends or making any other distributions.

Our ability to comply with these provisions may be affected by changes in our business condition or results of our operations, or other events beyond our control. The breach of any of these covenants would result in a default under the Loan Agreement, permitting GECC and MidCap to accelerate the maturity of the debt and to sell the assets securing it. Such actions by GECC and MidCap could materially adversely affect our operations, results of operations and financial condition, including causing us to substantially curtail our product development activities.

In addition, our Loan Agreement with Platinum-Montaur Life Sciences, LLC (Montaur) carries covenants typical for commercial loan agreements, and similar to those contained in the GECC/MidCap Loan Agreement, that impose significant requirements on us. Our ability to comply with these provisions may be affected by changes in our business condition or results of our operations, or other events beyond our control. The breach of any of these covenants would result in a default under the Loan Agreement, permitting Montaur to terminate our ability to obtain additional draws under the Loan Agreement and accelerate the maturity of the debt. Such actions by Montaur could materially adversely affect our operations, results of operations and financial condition, including causing us to substantially curtail our product development activities.

Montaur may exercise its conversion right, and that could dilute your ownership and the net tangible book value per share of our common stock.

Montaur may exercise the right to convert all or any portion of the unpaid principal or unpaid interest accrued on any future draw into shares of Navidea’s common stock. Montaur may also exercise a conversion right on the amount of any mandatory repayment due following the Company achieving $2,000,000 in cumulative revenues from sales or licensing of Lymphoseek. The conversion option applies to the Conversion Amount if the Company is prohibited from making such prepayment under the terms of the Subordination Agreement. If Montaur exercises any or all of its conversion rights, the percentage ownership of our current stockholders will be reduced. The issuance of additional common stock may also result in dilution in the net tangible book value per share of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On June 25, 2013, (i) we issued 2,364.9 shares of our Series B Convertible Preferred Stock to Montaur pursuant to a Warrant Exercise Agreement in connection with Montaur’s exercise of its Series X Warrant and Series AA Warrants in exchange for Montaur crediting $4,781,333 in borrowings by the Company under the Montaur Loan Agreement, (ii) we issued to GECC and MidCap Series HH Warrants to purchase an aggregate of 301,205 shares of our common stock at an exercise price of $2.49 per share, expiring in June 2023, and (iii) we issued five-year Series II Warrants to purchase 275,000 shares of our common stock at an exercise price of $3.04 per share to an investment advisory firm in connection with a loan transaction with GECC and MidCap. The issuance of these securities was exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

(b)	There were no repurchases of our common stock during the three-month period ended June 30, 2012.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	Furnished herewith.

Items 1, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVIDEA BIOPHARMACEUTICALS, INC.
(the Company)
Dated: August 9, 2013

By:	/s/ Mark J. Pykett

Mark J. Pykett, V.M.D., Ph.D.
Chief Executive Officer
(duly authorized officer; principal executive officer)

By:	/s/ Brent L. Larson

Brent L. Larson
Executive Vice President and Chief Financial Officer
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

