Form 10-Q
period 2014-06-30
NAVIDEA BIOPHARMACEUTICALS, INC.
filed 2014-08-11
CIK 810509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to                 to

Commission File Number:	001-35076

NAVIDEA BIOPHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	31-1080091
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5600 Blazer Parkway, Suite 200, Dublin, Ohio	43017-7550
(Address of principal executive offices)	(Zip Code)

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
Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 150,635,893 shares of common stock, par value $.001 per share (as of the close of business on August 1, 2014).

NAVIDEA BIOPHARMACEUTICALS, INC. and SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Navidea Biopharmaceuticals, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	June 30, 2014	December 31, 2013
	(unaudited)
Current assets:
Cash	$17,471,780	$32,939,026
Accounts receivable	487,149	1,150,626
Inventory	1,905,763	2,232,436
Prepaid expenses and other	700,561	1,009,094

Total current assets	20,565,253	37,331,182

Property and equipment	4,117,744	3,609,059
Less accumulated depreciation and amortization	1,354,816	1,483,676

	2,762,928	2,125,383

Patents and trademarks	159,848	163,302
Less accumulated amortization	33,402	26,448

	126,446	136,854

Deferred debt issuance costs and other	133,698	723,098

Total assets	$23,588,325	$40,316,517

Continued

Navidea Biopharmaceuticals, Inc. and Subsidiaries
Consolidated Balance Sheets, continued

LIABILITIES AND STOCKHOLDERS’ DEFICIT	June 30, 2014	December 31, 2013
	(unaudited)
Current liabilities:
Accounts payable	$1,674,071	$2,422,349
Accrued liabilities and other	3,695,795	4,772,963
Notes payable, current, net of discounts of $809,560 and $743,062, respectively	782,512	4,095,650

Total current liabilities	6,152,378	11,290,962

Notes payable, net of discounts of $1,939,637 and $856,746, respectively	30,438,739	23,572,603
Derivative liabilities	7,689,550	7,692,087
Other liabilities	3,142,933	1,770,452

Total liabilities	47,423,600	44,326,104

Commitments and contingencies

Stockholders’ deficit:
Preferred stock; $.001 par value; 5,000,000 shares authorized; 3,143 and 7,565 Series B shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	3	8
Common stock; $.001 par value; 200,000,000 shares authorized; 150,635,893 and 135,919,423 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	150,636	135,919
Additional paid-in capital	315,234,175	313,111,788
Accumulated deficit	(339,220,089)	(317,257,302)

Total stockholders’ deficit	(23,835,275)	(4,009,587)

Total liabilities and stockholders’ deficit	$23,588,325	$40,316,517

See accompanying notes to consolidated financial statements (unaudited).

Navidea Biopharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Net sales	$1,046,257	$127,821	$1,672,888	$127,821
Grant revenue	28,433	67,456	153,606	67,456
Total revenue	1,074,690	195,277	1,826,494	195,277

Cost of goods sold	270,498	105,438	463,718	105,438

Gross profit	804,192	89,839	1,362,776	89,839

Operating expenses:
Research and development	5,112,098	4,376,833	10,338,892	8,016,590
Selling, general and administrative	4,907,652	4,169,437	8,818,485	7,533,927
Total operating expenses	10,019,750	8,546,270	19,157,377	15,550,517

Loss from operations	(9,215,558)	(8,456,431)	(17,794,601)	(15,460,678)

Other income (expense):
Interest income	5,019	1,962	11,812	3,459
Interest expense	(914,070)	(465,268)	(1,857,908)	(828,350)
Change in fair value of financial instruments	(92,332)	—	300,151	—
Loss on extinguishment of debt	—	(1,372,266)	(2,610,196)	(1,372,266)
Other, net	(5,293)	(8,348)	(12,045)	16,465
Total other expense, net	(1,006,676)	(1,843,920)	(4,168,186)	(2,180,692)

Net loss attributable to common stockholders	$(10,222,234)	$(10,300,351)	$(21,962,787)	$(17,641,370)

Loss per common share (basic and diluted)	$(0.07)	$(0.09)	$(0.15)	$(0.15)

Weighted average shares outstanding (basic and diluted)	150,019,939	118,260,288	147,416,111	116,024,366

See accompanying notes to consolidated financial statements (unaudited).

Navidea Biopharmaceuticals, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Deficit
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2013	7,565	$8	135,919,423	$135,919	$313,111,788	$(317,257,302)	$(4,009,587)

Issued stock upon exercise of stock options, net			235,075	235	(5,644)		(5,409)
Issued restricted stock			160,000	160			160
Canceled forfeited restricted stock	—	—	(175,000)	(175)	—	—	(175)
Issued stock to 401(k) plan	—	—	36,455	37	100,007	—	100,044
Conversion of Series B preferred stock to common stock	(4,422)	(5)	14,459,940	14,460	(14,455)		—
Issued warrants in connection with debt issuance					464,990		464,990
Recovery of shareholder short swing profits					17,554		17,554
Stock compensation expense					1,559,935		1,559,935
Net loss						(21,962,787)	(21,962,787)

Balance, June 30, 2014	3,143	$3	150,635,893	$150,636	$315,234,175	$(339,220,089)	$(23,835,275)

See accompanying notes to consolidated financial statements (unaudited).

Navidea Biopharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(21,962,787)	$(17,641,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	235,356	234,607
Loss on disposal and abandonment of assets	28,681	—
Amortization of debt discount and issuance costs	436,824	243,139
Stock compensation expense	1,559,935	1,422,125
Change in fair value of financial instruments	(300,151)	—
Loss on extinguishment of debt	2,610,196	1,372,266
Issued stock to 401(k) plan	100,044	66,777
Changes in operating assets and liabilities:
Accounts receivable	663,477	(66,714)
Inventory	326,673	(1,032,252)
Prepaid expenses and other assets	194,694	(491,496)
Accounts payable	(748,278)	1,469,723
Accrued and other liabilities	(737,089)	(328,021)
Net cash used in operating activities	(17,592,425)	(14,751,216)

Cash flows from investing activities:
Purchases of equipment	(1,108,164)	(672,046)
Patent and trademark costs	(14,361)	(16,948)
Net cash used in investing activities	(1,122,525)	(688,994)

Cash flows from financing activities:
Proceeds from issuance of common stock and short swing profits	88,064	11,303,767
Payment of common stock issuance costs	—	(668,064)
Payment of tax withholdings related to stock-based compensation	(75,759)	(659,018)
Proceeds from notes payable	30,000,000	29,000,000
Payment of debt-related costs	(1,763,526)	(1,111,181)
Principal payments on notes payable	(25,000,000)	(5,901,335)
Payments under capital leases	(1,075)	(4,218)
Net cash provided by financing activities	3,247,704	31,959,951

Net (decrease) increase in cash	(15,467,246)	16,519,741
Cash, beginning of period	32,939,026	9,118,564
Cash, end of period	$17,471,780	$25,638,305

See accompanying notes to consolidated financial statements (unaudited).

Notes to the Consolidated Financial Statements (unaudited)

1.    Summary of Significant Accounting Policies

a.
Basis of Presentation: The information presented as of June 30, 2014 and for the three-month and six-month periods ended June 30, 2014 and 2013 is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Navidea Biopharmaceuticals, Inc. (Navidea, the Company, or we) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The balances as of June 30, 2014 and the results for the interim periods are not necessarily indicative of results to be expected for the year. The consolidated financial statements should be read in conjunction with Navidea’s audited consolidated financial statements for the year ended December 31, 2013, which were included as part of our Annual Report on Form 10-K.

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

(2)
Notes payable: The carrying value of our debt at June 30, 2014 and December 31, 2013 primarily consists of the face amount of the notes less unamortized discounts. See Note 7. At June 30, 2014 and December 31, 2013, certain notes payable were also required to be recorded at fair value. The estimated fair value of our debt was calculated using a discounted cash flow analysis as well as a probability-weighted Monte Carlo simulation. These valuation methods include Level 3 inputs such as the estimated current market interest rate for similar instruments with similar creditworthiness. Unrealized gains and losses on the fair value of the debt are classified in other expenses as a change in the fair value of financial instruments in the consolidated statements of operations. At June 30, 2014, the fair value of our notes payable is approximately $35.6 million.

(3)
Derivative liabilities: Derivative liabilities are related to certain outstanding warrants which are recorded at fair value. The assumptions used to calculate fair value as of June 30, 2014 include volatility, a risk-free rate and expected dividends. In addition, we considered non-performance risk and determined that such risk is minimal. Unrealized gains and losses on the derivatives are classified in other expenses as a change in the fair value of financial instruments in the consolidated statements of operations. See Notes 2 and 8.

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

d.
Recent Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The core principle of ASU 2014-09 is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, ASU 2014-09 requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, (v) recognize revenue when (or as) the entity satisfies a performance obligation. Entities will generally be required to make more estimates and use more judgment than under current guidance, which will be highlighted for users through increased disclosure requirements. ASU 2014-09 is effective for public entities for annual periods beginning after December 15, 2016, including interim periods therein. Three basic transition methods are available - full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Early adoption is prohibited. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation. ASU 2014-12 requires that a performance target included in a share-based payment award that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Therefore, under the existing stock compensation guidance for in Topic 718, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for annual periods beginning after December 15, 2015, including interim periods therein. Earlier adoption is permitted. Entities may apply the amendments in ASU 2014-12 either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying ASU 2014-12 as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. We do not expect the adoption of ASU 2014-12 to have a material effect on our consolidated financial statements.

2.    Fair Value Hierarchy

Beginning in the second quarter of 2013, Platinum-Montaur Life Sciences, LLC (Platinum) has the right to convert all or any portion of the unpaid principal or unpaid interest accrued on any future draws under the Platinum credit facility, under certain circumstances. Platinum’s option to convert future draws into common stock was determined to meet the definition of a liability and is included as part of the value of the related notes payable on the consolidated balance sheet. The estimated fair value of the Platinum notes payable is $4.0 million at June 30, 2014, and will continue to be measured on a recurring basis. See Note 8.

In September 2013, in connection with a Securities Purchase Agreement with Crede CG III, Ltd. (Crede), we issued warrants containing certain features that, although they do not require the warrants to be settled in cash, do require the warrants to be classified as liabilities under applicable accounting rules. As a result, the Company recorded a derivative liability with an estimated fair value of $7.7 million on the date the warrants were issued. The estimated fair value of the liability remained at $7.7 million as of June 30, 2014, and will continue to be measured on a recurring basis. See Notes 1b(3) and 8.

The following tables set forth, by level, financial liabilities measured at fair value on a recurring basis:

Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2014
Description	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2014
Platinum notes payable	$—	$—	$3,970,448	$3,970,448

Derivative liabilities related to warrants	—	7,689,550	—	7,689,550

Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2013
Description	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
Platinum notes payable	$—	$—	$4,268,062	$4,268,062

Derivative liabilities related to warrants	—	7,692,087	—	7,692,087

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

There were no Level 1 liabilities outstanding at any time during the three-month and six-month periods ended June 30, 2014 and 2013. There were no transfers in or out of our Level 2 liabilities during the three-month and six-month periods ended June 30, 2014 or 2013.

3.    Stock-Based Compensation

At June 30, 2014, we have instruments outstanding under two stock-based compensation plans; the 1996 Stock Incentive Plan (the 1996 Plan) and the Fourth Amended and Restated 2002 Stock Incentive Plan (the 2002 Plan). Currently, under the 2002 Plan, we may grant incentive stock options, nonqualified stock options, and restricted stock awards to full-time employees and directors, and nonqualified stock options and restricted stock awards may be granted to our consultants and agents. Total shares authorized under each plan are 1.5 million shares and 12 million shares, respectively. Although instruments are still outstanding under the 1996 Plan, the plan has expired and no new grants may be made from it. Under both plans, the exercise price of each option is greater than or equal to the closing market price of our common stock on the date of the grant.

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

Stock-based payments to employees and directors, including grants of stock options, are recognized in the consolidated statements of operations based on their estimated fair values. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the Company’s historical volatility, which management believes represents the most accurate basis for estimating expected future volatility under the current circumstances. Navidea uses historical data to estimate forfeiture rates. The expected term of stock options granted is based on the vesting period and the contractual life of the options. The risk-free rate is based on the U.S. Treasury yield in effect at the time of the grant.

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

For the three-month periods ended June 30, 2014 and 2013, our total stock-based compensation expense was approximately $867,000 and $679,000, respectively. For the six-month periods ended June 30, 2014 and 2013, our total stock-based compensation expense was approximately $1.6 million and $1.4 million, respectively. We have not recorded any income tax benefit related to stock-based compensation in any of the three-month or six-month periods ended June 30, 2014 and 2013.

A summary of the status of our stock options as of June 30, 2014, and changes during the six-month period then ended, is presented below:

	Six Months Ended June 30,
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of period	4,866,602	$2.38
Granted	1,468,230	1.77
Exercised	(323,000)	0.50
Canceled and Forfeited	(33,650)	2.52
Expired	(120,000)	0.53
Outstanding at end of period	5,858,182	$2.37	7.8 years	$619,590

Exercisable at end of period	2,623,736	$2.21	6.5 years	$619,590

A summary of the status of our unvested restricted stock as of June 30, 2014, and changes during the six-month period then ended, is presented below:

	Six Months Ended June 30,
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at beginning of period	634,250	$2.73
Granted	160,000	1.79
Vested	(149,000)	3.16
Forfeited	(175,000)	1.77
Expired	—	—
Unvested at end of period	470,250	$2.63

In February 2014, 49,000 shares of restricted stock held by non-employee directors with an aggregate fair value of $96,000 vested as scheduled according to the terms of the restricted stock agreements. In March 2014, 100,000 shares of restricted stock with an aggregate fair value of $205,000 vested as scheduled according to the terms of a restricted stock agreement. In May 2014, 175,000 shares of restricted stock held by our former CEO with an aggregate fair value of $278,000 were forfeited in connection with his separation from employment.

As of June 30, 2014, there was approximately $2.1 million of total unrecognized compensation expense related to unvested stock-based awards, which we expect to recognize over remaining weighted average vesting terms of 2.1 years.

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

Earnings (loss) per common share for the three-month and six-month periods ended June 30, 2014 and 2013 excludes the effects of 18.3 million and 34.5 million common share equivalents, respectively, since such inclusion would be anti-dilutive. The excluded shares consist of common shares issuable upon exercise of outstanding stock options and warrants, and upon the conversion of convertible debt and convertible preferred stock.

The Company’s unvested stock awards contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”). Therefore, the unvested stock awards are required to be included in the number of shares outstanding for both basic and diluted earnings per share calculations. However, due to our loss from continuing operations, 470,000 and 651,000 shares of unvested restricted stock were excluded in determining basic and diluted loss per share for the three-month and six-month periods ended June 30, 2014 and 2013, respectively, because such inclusion would be anti-dilutive.

5.    Inventory

All components of inventory are valued at the lower of cost (first-in, first-out) or market. We adjust inventory to market value when the net realizable value is lower than the carrying cost of the inventory. Market value is determined based on estimated sales activity and margins.

The components of inventory as of June 30, 2014 and December 31, 2013, with no reserves recorded for either period, are as follows:

	June 30, 2014	December 31, 2013
	(unaudited)
Materials	$603,719	$652,818
Work-in-process	1,067,507	1,073,568
Finished goods	234,537	506,050
Total	$1,905,763	$2,232,436

During the three-month and six-month periods ended June 30, 2013, we capitalized $545,000 and $1.1 million, respectively, of inventory costs associated with our Lymphoseek® (technetium Tc 99m tilmanocept) Injection product. The Company capitalized no such costs during the same period in 2014. During the three-month and six-month periods ended June 30, 2014, we wrote off $45,000 and $55,000, respectively, of previously capitalized Lymphoseek inventory due to the consumption of the Lymphoseek material for product testing and development purposes.

We estimate a reserve for obsolete inventory based on management’s judgment of probable future commercial use, which is based on an analysis of current inventory levels, estimated future sales and production rates, and estimated shelf lives. During the six-month periods ended June 30, 2014 and 2013, we recorded no obsolescence reserve for Lymphoseek inventory.

6.    Reduction in Force

In May 2014, the Company’s Board of Directors made the decision to refocus the Company's resources to better align the funding of our pipeline programs with the expected growth in Lymphoseek revenue. As a part of the realignment, the Company terminated a total of 11 employees, including the Chief Executive Officer, Dr. Mark J. Pykett. The Company recognized total separation expenses of approximately $1.4 million during the quarter ended June 30, 2014.

Effective May 30, 2014, the Company and Dr. Pykett entered into a Separation Agreement and Release. Following the termination date, Dr. Pykett is entitled to receive a $750,000 severance payment, payable in two equal installments on June 9, 2014, and January 2, 2015, respectively; a single payment for accrued vacation and personal days; and reimbursement for certain other expenses and fees.

Certain of Dr. Pykett's equity awards terminated upon separation, while others were modified in conjunction with the Separation Agreement and the Consulting Agreement described below. The Company recognized approximately $512,000 of compensation expense associated with the modification of Dr. Pykett’s equity awards during the quarter ended June 30, 2014.

Effective June 1, 2014, the Company and Dr. Pykett entered into a Consulting Agreement pursuant to which Dr. Pykett will serve as an independent consultant to the Company until December 31, 2014 with respect to clinical-regulatory activities, commercial activities, program management, and business development, among other services. Dr. Pykett is entitled to a consulting fee of $27,500 per month plus reimbursement of reasonable expenses. The Consulting Agreement also provides for a grant of 40,000 shares of restricted stock which vest upon certain service and performance conditions. During the term of the Consulting Agreement and for one year thereafter, Dr. Pykett is prohibited from competing with the Company, including the solicitation of customers or employees of the Company. Dr. Pykett may terminate the Consulting Agreement at any time upon 30 days’ prior written notice. The Company recognized expense of $32,000 under the Consulting Agreement during the quarter ended June 30, 2014.

The following table summarizes the remaining accrued separation costs, including estimated employer payroll tax obligations, related to the Company's reduction in force, which are included in accrued liabilities and other on the consolidated balance sheet as of June 30, 2014:

As of June 30, 2014
Separation	$413,304
Estimated cost of continuing healthcare coverage	60,882
$474,186

The Company appointed Michael M. Goldberg, M.D., as interim Chief Executive Officer effective May 30, 2014. Dr. Goldberg currently serves as a member of the Board of Directors of the Company and will not receive any salary for his service as interim Chief Executive Officer, although the Company has agreed to pay Montaur Capital Partners, LLC (Montaur), where Dr. Goldberg is principal, $15,000 per month to cover additional costs and resources Montaur will incur or redirect due to the unavailability of Dr. Goldberg's services resulting from his service as interim Chief Executive Officer of Navidea.

7.    Notes Payable

In March 2014, we executed a Loan and Security Agreement the (Oxford Loan Agreement) with Oxford Finance, LLC (Oxford), providing for a loan to the Company of $30 million. Pursuant to the Oxford Loan Agreement, we issued Oxford: (1) Term Notes in the aggregate principal amount of $30,000,000, bearing interest at 8.5% (the Oxford Notes), and (2) Series KK warrants to purchase an aggregate of 391,032 shares of our common stock at an exercise price of $1.918 per share, expiring in March 2021 (the Series KK warrants). We will make monthly payments of interest only commencing on April 1, 2014, and continuing on the first calendar day of each successive month thereafter through and including the first calendar day of the month immediately preceding April 1, 2015 (the Amortization Date, which may be extended to April 1, 2016, and again to April 1, 2017, if the Company achieves certain milestones associated with the Company’s Lymphoseek product). Commencing on the Amortization Date, and continuing on the first calendar day of each month thereafter, the Company will make consecutive equal monthly payments of principal and interest, in arrears, to the lenders then party to the Oxford Loan Agreement based on a repayment schedule of 48 months if the Amortization Date is April 1, 2015, 36 months if the Amortization Date is April 1, 2016, and 24 months if the Amortization Date is April 1, 2017. All unpaid principal, and accrued and unpaid interest, with respect to the Oxford Notes is due and payable in full on March 1, 2019. We will also make a final payment to the lenders in an aggregate amount equal to the original principal amount of the loan multiplied by 7.95% if the Amortization Date is April 1, 2015; 8.95% if the Amortization Date is extended to April 1, 2016; or 9.95% if the Amortization Date is extended to April 1, 2017. The Oxford Notes are collateralized by a security interest in substantially all of the Company’s assets except for intellectual property, as to which the security interest is in rights to income or proceeds from the sale or licensing thereof. The Oxford Loan Agreement requires that the Company adhere to certain affirmative and negative covenants, including, without limitation, financial reporting requirements and a prohibition against the incurrence of indebtedness, or creation of additional liens, other than as specifically permitted by the terms of the Oxford Loan Agreement. As of June 30, 2014, the outstanding principal balance of the Oxford Loan Agreement was $30 million, and we were in compliance with all covenants of the Oxford Loan Agreement.

The Company recorded a debt discount related to the issuance of the Series KK Warrants and other fees to the lenders totaling $3.0 million. Debt issuance costs directly attributable to the Oxford Loan Agreement, totaling $120,000, were recorded as a non-current asset on the consolidated balance sheet on the closing date. The debt discount and debt offering costs are being amortized as non-cash interest expense using the effective interest method over the term of the Oxford Loan Agreement. As of June 30, 2014, the balance of the debt discount was $2.7 million, and the balance of the debt issuance costs was $108,000.

Also in March 2014, in connection with the consummation of the Oxford Loan Agreement, we repaid all amounts outstanding under the General Electric Capital Corporation (GECC) and MidCap Financial SBIC, LP (MidCap) Loan and Security Agreement for a payoff amount of $26.7 million, which included payments of $500,000 as a pre-payment fee and $1,000,000 as an end-of-term final payment fee.

In March 2014, in connection with entering into the Oxford Loan Agreement, we entered into a second amendment to the Platinum Loan Agreement (the Second Platinum Amendment). Concurrent with the execution of the Second Platinum Amendment, the Company delivered an Amended and Restated Promissory Note (the Second Amended Platinum Note) to Platinum, which amended and restated the First Amended Platinum Note. The Second Amended Platinum Note adjusted the interest rate to the greater of (i) the United States prime rate as reported in The Wall Street Journal plus 6.75%, (ii)

10.0%, and (iii) the highest rate of interest then payable by the Company pursuant to the Oxford Loan Agreement plus 0.125%. Navidea, Platinum, and Oxford also entered into a Subordination Agreement, providing for subordination of the Company’s indebtedness under the Platinum Loan Agreement to the Company’s indebtedness under the Oxford Loan Agreement, among other customary terms and conditions. As such, no payments may be made under the Platinum loan until the Oxford Notes have been paid in full and therefore, the current balance outstanding under the Platinum loan has been classified as long-term notes payable to coincide with the maturity of the Oxford Notes. The fair value of the Second Amended Platinum Note includes the estimated fair value of an embedded conversion option. The net decrease in the estimated fair value of the Second Amended Platinum Note of $298,000 was recorded as a non-cash change in fair value of financial instruments during the six-month period ended June 30, 2014. The estimated fair value of the Second Amended Platinum Note was $3.9 million as of June 30, 2014. As of June 30, 2014, the remaining outstanding principal balance of the Second Amended Platinum Note was approximately $3.2 million, with $31.8 million still available under the credit facility.

During the three-month periods ended June 30, 2014 and 2013, we recorded interest expense of $914,000 and $465,000, respectively, related to our notes payable. Of these amounts, $195,000 and $121,000, respectively, related to amortization of the debt discounts and deferred financing costs related to our notes payable. During the six-month periods ended June 30, 2014 and 2013, we recorded interest expense of $1.9 million and $828,000, respectively, related to our notes payable. Of these amounts, $437,000 and $243,000, respectively, related to amortization of the debt discounts and deferred financing costs related to our notes payable.

In July 2014, in connection with entering into the R-NAV joint enterprise (see Note 13), we entered into an amendment to the Oxford Loan Agreement that amended certain covenants to permit our investment in R-NAV, and R-NAV entered into a Subordination Agreement with Oxford to subordinate our indebtedness to R-NAV to our obligations under the Oxford Loan Agreement.

8.    Derivative Instruments

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

At June 30, 2014, derivative liabilities consist of the Series JJ warrants issued to Crede in September 2013. The net effect of marking the Company's derivative liabilities to market during the three-month and six-month periods ended June 30, 2014 resulted in net decreases in the estimated fair values of the derivative liabilities of approximately $4,000 and $3,000, respectively, which were recorded as non-cash changes in the fair value of financial instruments. The total estimated fair value of our derivative liabilities was $7.7 million as of June 30, 2014. No derivative liabilities were outstanding as of December 31, 2013. See Notes 1b(3) and 2.

9.    Equity

During the six-month period ended June 30, 2014, Platinum converted 4,422 shares of their Series B Preferred Stock into 14,459,940 shares of our common stock under the terms of the Series B Preferred Stock. As of June 30, 2014, there are 3,143 shares of Series B Preferred Stock outstanding which are convertible into 10,277,610 shares of our common stock.

10.    Stock Warrants

In March 2014, in connection with the Oxford Loan Agreement, the Company issued Series KK warrants to purchase an aggregate of 391,032 shares of our common stock at an exercise price of $1.918 per share, expiring in March 2021.

At June 30, 2014, there are 4.9 million warrants outstanding to purchase our common stock. The warrants are exercisable at prices ranging from $1.918 to $3.83 per share with a weighted average exercise price of $3.27 per share.

11.    Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to the uncertainty surrounding the realization of the deferred tax assets in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance at June 30, 2014 and December 31, 2013.

Current accounting standards include guidance on the accounting for uncertainty in income taxes recognized in the financial statements. Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility. As a result, no liability for uncertain tax positions was recorded as of June 30, 2014 or December 31, 2013 and we do not expect any significant changes in the next twelve months. Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense. As of June 30, 2014, tax years 2010-2013 remained subject to examination by federal and state tax authorities.

12.    Supplemental Disclosure for Statements of Cash Flows

During the six-month periods ended June 30, 2014 and 2013, we paid interest aggregating $1.4 million and $607,000, respectively. During the six-month periods ended June 30, 2014 and 2013, we issued 36,455 and 22,126 shares of our common stock, respectively, as matching contributions to our 401(k) plan.

In connection with entering into the Oxford Loan Agreement, we issued warrants with an estimated relative fair value of $465,000. In conjunction with the GECC Loan Agreement, we issued warrants with a fair value of $631,000.

13.    Subsequent Event

On July 15, 2014, Navidea entered into agreements relating to the formation of a limited liability company, R-NAV, LLC (R-NAV), which will pursue opportunities for use of the Company's Manocept™ CD206 macrophage targeting platform technology in diagnosis and treatment of rheumatologic and arthritic diseases. The participants in R-NAV are Navidea, Rheumco, LLC, a portfolio company of Essex Woodlands Health Ventures, and third party private investors affiliated with Essex Woodlands. Using a combination of the Company’s Manocept technology and Rheumco’s proprietary Tin-117m radioisotope technology, R-NAV will focus on the development of several diagnostic and therapeutic applications in the arthritis space, each to be conducted in a separate subsidiary of R-NAV:

Subsidiary 1:	Detection of rheumatoid arthritis (RA) initially using Tc-99m tilmanocept, commercially known as Lymphoseek® (technetium Tc 99m tilmanocept) Injection,

Subsidiary 2:	Combination of the Manocept platform with Tin-117m for detection and treatment of RA,

Subsidiary 3:	Detection and treatment of human and veterinary osteoarthritis (OA) using the Tin-117m technology, and

Subsidiary 4:	Treatment of hemophilic arthropathy (HA), a rare pediatric condition.

The Company has three-year call options to acquire, at its sole discretion, all of the equity of Subsidiary 1 prior to the launch of a Phase 3 clinical trial for its development program, and all of the equity of Subsidiary 2 upon completion of radiochemistry and biodistribution studies for its development program. Both Rheumco and Navidea have contributed licenses for intellectual property and technology to R-NAV in exchange for common units in R-NAV. Each of the licenses has grant-back provisions with respect to inventions and other intellectual property developed in these programs outside of the exclusive fields of use specified in the license.

R-NAV was initially capitalized through a $4 million investment from the investors alongside a $1 million investment from the Company to be paid over three years, with $333,334 in cash contributed at inception and a promissory note in the principal amount of $666,666, payable in two equal installments on the first and second anniversaries of the transaction. The note will bear interest at the applicable federal rate, currently 0.31% per annum. In exchange for its capital and in-kind investment, the Company received 1,000,000 Series A preferred units of R-NAV (Series A Units), and an additional 500,000 Series A Units for management and technical services associated with the programs described above to be performed by the Company for R-NAV pursuant to a services agreement. The Series A Units are convertible into common units at the option of the holder for a conversion price of $1 per unit, subject to broad-based weighted average anti-dilution rights.

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

The Company

Navidea Biopharmaceuticals, Inc. (Navidea, the Company, or we), a Delaware corporation, is a biopharmaceutical company focused on the development and commercialization of precision diagnostics. We have five pharmaceutical platforms in various stages of development:

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

•
Navidea’s Manocept™ platform is predicated on the ability of the backbone of tilmanocept to specifically target the CD206 mannose receptor expressed on macrophages. Building on the success of Lymphoseek, this flexible and versatile platform acts as an engine for the design of purpose-built molecules offering the potential to be utilized across a range of diagnostic modalities, including single photon emission computed tomography (SPECT), positron emission tomography (PET), intra-operative and/or optical-fluorescence detection in a variety of disease states.

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

•
NAV1800 (formerly RIGScan™) is being developed as a diagnostic aid for imaging and use during surgery to help surgeons locate occult or metastatic cancer, with a primary focus to date on colorectal cancer.

The last four of these drug product platforms are in development and must be cleared for marketing by the appropriate regulatory authorities before they can be sold in any markets.

Product Line Overview

Our primary development efforts over the last few years have been focused on the development of our now-approved Lymphoseek product, as well as more recently on our other pipeline programs, including NAV4694, NAV5001, NAV1800, and our Manocept platform. In May 2014, the Board of Directors made the decision to refocus the Company's resources to better align the funding of our pipeline programs with the expected growth in Lymphoseek revenue. This realignment primarily involves reducing our near-term support for our two neurological product candidates, NAV4694 and NAV5001, as we seek to secure a development partner or partners for these programs. The Company is also working to establish new sources of non-dilutive funding, including collaborations that can augment the balance sheet as the Company works to reduce spending to levels that can be increasingly offset by growing Lymphoseek revenue. In particular, substantial progress on the Manocept platform has resulted in several promising opportunities, including our recently announced R-NAV venture, which we believe may further expand the Company's pipeline but which require less near-term funding from Navidea than the two ongoing Phase 3 neurological development programs.

Navidea remains committed to expanding the Lymphoseek label and realizing the full potential of the product. We intend to work closely with our partners to continue the strong growth of this important product. The Company believes that the resources being devoted to drive Lymphoseek sales will lead to cash flows that can ultimately fund developmental stage programs from cash flow from operations. The Company is focused on expanding the market for Lymphoseek in all relevant markets.

We expect our overall research and development expenditures to be lower during the second half of 2014 as compared to 2013 due to the refocusing efforts outlined above, as we reduce the near-term scope of development of NAV4694, NAV5001, and NAV1800, while we allocate our resources to personnel, contractors and consultants supporting the global registration and commercialization of Lymphoseek, and development of our Manocept platform.

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

In December 2013, the FDA granted Fast Track designation to Lymphoseek for sentinel lymph node detection in patients with head and neck cancer and we submitted a supplemental New Drug Application (sNDA) with the FDA seeking approval for the marketing and sale of Lymphoseek for the same indication. In assessing the data-rich submission, the FDA chose to separate the filing into two applications based on the proposed labeling extensions requested and the scope of information provided. The first sNDA, aimed at Lymphoseek’s use as a sentinel lymph node detection agent in patients with head and neck cancer, was accepted for review by the FDA in February 2014, and was granted Priority Review. Under the Prescription Drug User Fee Act (PDUFA), the FDA set a target review date for the first sNDA of June 16, 2014. In March 2014, the FDA accepted for review the second sNDA to support broader and more flexible use of Lymphoseek in imaging and lymphatic mapping procedures, including lymphoscintigraphy and other product capabilities. Under PDUFA, the FDA has set a target review date for the second sNDA of October 16, 2014. On June 13, 2014, the FDA approved the first sNDA for the expanded use of Lymphoseek indicated for guiding sentinel lymph node biopsy in head and neck cancer patients with squamous cell carcinoma of the oral cavity, making Lymphoseek the first and only FDA-approved radiopharmaceutical application for sentinel lymph node detection. Additional trials, including an ongoing trial in colorectal cancer, and others in various stages of execution, planning or consideration, are anticipated to provide additional data to potentially support expansion of the Lymphoseek opportunity. The Company continues to advance the second sNDA through productive discussions with the FDA.

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

In June 2014, the Company announced results from combined analyses of Phase 3 clinical trials that evaluated Lymphoseek efficacy in lymphatic mapping for identifying pathology-positive lymph nodes across multiple solid tumor types: melanoma, breast cancer and head and neck squamous cell carcinoma. The results indicated that Lymphoseek sensitivity for sentinel lymph node mapping was consistent across the tumor type studies, regardless of whether surgery was conducted on the same day as, or on the day after, injection of Lymphoseek. Additionally, for patients with head and neck cancer, Lymphoseek demonstrated a low false negative rate (FNR) of 2.6% (4.6% for same day injection before surgery and 0.0% FNR in patients injected the day prior to surgery). Results from the study comprise part of an sNDA filing for Lymphoseek which is under review by the FDA.

Also in June 2014, we announced results from a post-hoc analysis of patient data from the Company’s Phase 3 clinical trial (NEO3-06) of Lymphoseek in head and neck cancer. In the NEO3-06 Phase 3 study, Lymphoseek localization to lymph nodes showed a strong correlation with a full regional lymph node dissection and pathology analysis with a low false negative rate, a priority in identifying sentinel nodes. Lymphoseek was also observed to home preferentially to pathology-positive nodes at a higher rate than pathology-negative nodes. These results suggest that Lymphoseek not only effectively targets sentinel lymph nodes, but further that its ability to highlight tumor-positive lymph nodes may be augmented mechanistically by the recruitment of macrophages to cancer-harboring lymph nodes.

An investigator-initiated study is currently underway at the University of California, San Diego (UCSD) to evaluate injection site pain between Lymphoseek and an alternative radiopharmaceutical that is commonly used in lymphatic mapping procedures. The study is designed to determine if patients receiving Lymphoseek experience the same or less pain following injection compared to radiolabeled sulfur colloid, and to measure the amount of discomfort that patients report during and after injection, as well as other characteristics of performance.

In July 2014, we amended our license agreement with UCSD for the exclusive world-wide rights to Lymphoseek. The amended license agreement is effective until the third anniversary of the expiration date of the longest-lived underlying patent. Under the terms of the license agreement, UCSD has granted us the exclusive rights to make, use, sell, offer for sale and import licensed products as defined in the agreement and to practice the defined licensed methods during the term of the agreement. We may also sublicense the patent rights, subject to certain sublicense terms as defined in the agreement. In consideration for the license rights, we agreed to make payments to UCSD upon successfully reaching certain clinical, regulatory and cumulative sales milestones, and a royalty on net sales of licensed products subject to a $25,000 minimum annual royalty. We also agreed to reimburse UCSD for all patent-related costs and to meet certain diligence targets.

We are currently pursuing registration of Lymphoseek in the European Union (EU). We submitted our Marketing Authorization Application (MAA) for Lymphoseek to the European Medicines Agency (EMA) in December 2012. In December 2013, the EMA provided updated feedback on the MAA as it continued its review. The updated feedback was limited to supplemental product specification data and the NEO3-06 Phase 3 study in head and neck cancer. In March 2014, we held an update meeting with the EMA where we presented oral explanations to the Committee for Medicinal Products for Human Use (CHMP) relating to open questions on the Lymphoseek MAA. At the conclusion of the meeting, the CHMP informed Navidea that the Committee will continue with its review of the MAA and provided the Company with additional questions, which we are currently addressing. In April 2014, the Company announced its expectation that the CHMP would convene a meeting of the Scientific Advisory Group on Oncology (SAG-O) to discuss additional elements of the Lymphoseek clinical study in patients with head and neck cancer to provide an opportunity for Navidea and independent experts in head and neck cancer surgery to review clinical data in the MAA filing and discuss broad aspects of care for patients with head and neck cancer in Europe. Navidea expects that the SAG-O's opinion, though not binding, will be considered by the CHMP when it meets to review the Lymphoseek MAA later this year. During this process, the MAA remains active and the review clock will continue to be stopped while Navidea works with the CHMP to continue expanded discussions. A positive opinion for approval would enable commercialization in the EU subsequent to European Commission (EC) adoption of the CHMP opinion on a country-by-country basis in each member state, a process which could take several months. However, we cannot assure you that Lymphoseek will achieve regulatory approval in the EU or any market outside the U.S., or if approved, that it will achieve market acceptance in any market.

Manocept Platform

Navidea’s Manocept platform is predicated on the ability to specifically target the CD206 mannose receptor expressed on macrophages. Macrophages play important roles in many disease states and are an emerging target in many diseases where diagnostic uncertainty exists. This flexible and versatile platform serves as an engine for purpose-built molecules that may enhance diagnostic accuracy, clinical decision-making and ultimately patient care, while offering the potential to utilize a breadth of diagnostic modalities, including SPECT, PET, intra-operative and/or optical-fluorescence detection, as well as potentially in the delivery of therapeutic compounds targeting macrophages and their role in a variety of immune- and inflammation-based disorders. The Company’s FDA-approved precision diagnostic lymphatic mapping agent, Lymphoseek, is representative of the ability to successfully exploit this mechanism to develop powerful new products.

In February 2014, data utilizing compounds from our Manocept platform in models of rheumatoid arthritis (RA) were presented by representatives from The Ohio State University at a Keystone Symposia on Molecular Cell Biology of Macrophages in Human Disease. The studies demonstrate the ability of fluorescent Cy3-tilmanocept to identify and localize to disease-state macrophages when administered intravenously, enabling detection of immune-mediated arthritis in affected joints in vivo in mice. Results were confirmed using histopathology. The data highlighted the identification of immune-mediated inflammation seen in arthritic joints of arthritis-affected mice but not in control mice or un-affected joints within arthritis-affected mice. The imaging results in this study showed preferential localization of macrophages by Cy3-tilmanocept in affected joints with little to no localization in unaffected joints.

In April 2014, collaborators from the University of California, San Francisco presented results at the 2014 American Association for Cancer Research conference, highlighting the potential utility of imaging agents derived from the Manocept platform in identifying affected tissues and lymph nodes in patients with Kaposi's Sarcoma (KS). The investigators concluded that, based on the results obtained, labeled imaging agents from the CD206-targeting Manocept platform provide potential avenues to enhance diagnosis and staging in this disorder.

In July 2014, Navidea announced that it has formed a joint enterprise with Essex Woodlands-backed Rheumco, LLC, to develop and commercialize radiolabeled diagnostics and therapeutics for rheumatologic and arthritic diseases. The joint enterprise, called R-NAV, LLC, will combine Navidea’s proprietary Manocept CD206 macrophage targeting platform and Rheumco’s proprietary Tin-117m radioisotope technology to focus on leveraging the platforms across several indications with high unmet medical need:

1)	Detection of RA initially using Tc-99m tilmanocept, commercially known as Lymphoseek,

2)	Combination of the Manocept platform with Tin-117m for detection and treatment of RA,

3)	Detection and treatment of human and veterinary osteoarthritis (OA) using the Tin-117m technology, and

4)	Treatment of pediatric hemophilic arthropathy (PHA), a rare rheumatologic condition.

R-NAV will be initially funded primarily through a $4 million investment from Infinity Capital III, of Houston-based McRay Money Management, and other third-party private investors working closely with Essex Woodlands, and underpinning the technology contributions from Rheumco and Navidea. Navidea has committed an additional $1 million to support R-NAV’s development efforts to be paid in equal installments over three years. In exchange for its cash, in-kind and technology contributions, Navidea has received both common units and Preferred Series A units of R-NAV and will initially own approximately 30% of the combined entity. Joint oversight of R-NAV is shared between Navidea, Rheumco, Infinity Capital III of Houston-based McRay Money Management, and the other investors. Navidea also has an option to acquire, at its sole discretion prior to Phase 3 clinical study, imaging products derived from the Manocept platform, and therapeutic products combining Manocept agents from Navidea with the Tin-117m technology for commercialization.

Also in July 2014, the Company completed a license agreement with UCSD for the exclusive world-wide rights in all diagnostic and therapeutic uses of tilmanocept. The license agreement is effective until the third anniversary of the expiration date of the longest-lived underlying patent. Under the terms of the license agreement, UCSD has granted us the exclusive rights to make, use, sell, offer for sale and import licensed products as defined in the agreement and to practice the defined licensed methods during the term of the agreement. We may also sublicense the patent rights, subject to certain sublicense terms as defined in the agreement. In consideration for the license rights, we agreed to pay UCSD a license issue fee of $25,000 and license maintenance fees of $25,000 per year. We also agreed to make payments to UCSD upon successfully reaching certain clinical, regulatory and cumulative sales milestones, and a royalty on net sales of licensed products subject to a $25,000 minimum annual royalty. We also agreed to reimburse UCSD for all patent-related costs and to meet certain diligence targets.

The Company continues to evaluate emerging data in other disease states to define areas of focus, development pathways and partnering options to capitalize on the Manocept platform, including ongoing studies in KS and RA. The immune-inflammatory process is remarkably complex and tightly regulated with indicators that initiate, maintain and shut down the process. Macrophages are immune cells that play a critical role in the initiation, maintenance, and resolution of inflammation. They are activated and deactivated in the inflammatory process. Because macrophages may promote dysregulation that accelerates or enhances disease progression, diagnostic and therapeutic interventions that target macrophages may open new avenues for controlling inflammatory diseases (Fujiwara, et al., “Macrophages in inflammation," Curr Drug Targets Inflamm Allergy 2005 June;4(3):281-6).

Impairment of the macrophage-driven disease mechanism is an area of increasing focus in medicine. The number of people affected by all the inflammatory diseases combined is estimated at more than 40 million in the United States and perhaps 700 million worldwide, making these macrophage-mediated diseases an area of remarkable clinical importance. There are many recognized disorders having macrophage involvement, including RA, atherosclerosis/vulnerable plaque, Crohn’s disease, tuberculosis (TB), systemic lupus erythematosis, KS, and others that span clinical areas in oncology, autoimmunity, infectious diseases, cardiology, and inflammation. Data from studies using agents from the Manocept platform in RA, KS and TB were published in a special supplement, Nature Outlook: Medical Imaging, in Nature’s October 31, 2013 issue. The supplement included a White Paper by Navidea entitled "Innovations in receptor-targeted precision imaging at Navidea: Diagnosis up close and personal," focused on the Manocept platform.

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

Based on the data accumulated to date, NAV4694 appears to have better sensitivity and specificity in detecting beta-amyloid than other agents in its category. Due to its high affinity for amyloid, improved contrast, and enhanced uptake in the amyloid-target regions of interest in the brain compared with low uptake in white matter background, better signal-to-noise ratios have been observed. Greater contrast may enable the ability to detect smaller amounts of amyloid and earlier identification of disease, as well as the opportunity to detect smaller changes in amyloid levels and monitor disease progression over time.

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

In May 2014, the Board of Directors made the decision to refocus the Company's resources to better align the funding of our pipeline programs with the expected growth in Lymphoseek revenue. This realignment primarily involves reducing our near-term support for our neurological product candidates, including NAV4694, as we seek to secure a development partner or partners for these programs.

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

In December 2013, we announced the initiation of our pivotal Phase 3 registration program to assess the safety and efficacy of NAV5001 as an aid in the differential diagnosis of Parkinsonian Syndromes from non-Parkinsonian tremor. This clinical study is focused on subjects with emerging symptoms in whom diagnostic uncertainty and unmet need are highest. Results from earlier trials using NAV5001 suggest that it is an effective, well-tolerated imaging agent. The agent's high affinity for DAT and resulting clear images can assist physicians in reaching an accurate diagnosis sooner, and the rapid kinetics with minimal time between injection and scanning and time in the SPECT scanner not only decrease patient exposure and but also facilitate increased efficiency with potential cost savings for the nuclear medicine facility. Reducing diagnostic uncertainty and error rates for patients with movement disorders who often exhibit similar clinical symptoms has the potential to afford great value, especially early in the initial clinical presentation, and may lead to improved clinical decision-making and patient management. We cannot assure you, however, that further clinical trials for this product will be successful, that the product will achieve regulatory approval, or if approved, that it will achieve market acceptance.

In May 2014, the Board of Directors made the decision to refocus the Company's resources to better align the funding of our pipeline programs with the expected growth in Lymphoseek revenue. This realignment primarily involves reducing our near-term support for our neurological product candidates, including NAV5001, as we seek to secure a development partner for these programs.

NAV1800

NAV1800 is intended to aid in identifying a primary tumor, ascertaining tumor margins, or determining the extent and location of occult and metastatic tumor in patients with solid tumor cancers, such as colorectal cancer, ovarian cancer, prostate cancer, lung cancer and other cancers of epithelial origin. The detection of clinically occult tumor is intended to provide the surgeon with a more accurate assessment of the extent and location of disease, and therefore may impact the surgical and therapeutic management of the patient. In November 2013, we entered into a collaboration with investigators at the University of Alabama at Birmingham (UAB) to assess such diagnostic approaches in cancer patients. We continue to evaluate the technical, clinical and manufacturing parameters required for further exploitation in advance of initiating clinical activities under our collaboration with UAB. We cannot assure you that if further clinical trials for this product proceed, that they will be successful, that the product will achieve regulatory approval, or if approved, that it will achieve market acceptance.

Outlook

Following the U.S. approval of Lymphoseek in March 2013, the Company undertook the initial stages of product launch in the U.S. with our commercialization partner, Cardinal Health, in May 2013. We began reporting revenue from Lymphoseek beginning in the second quarter of 2013, though revenue for the second quarter consisted primarily of inventory stocking of Cardinal Health’s nuclear pharmacies. As insight into the sales process with Lymphoseek grew over the initial quarters following launch, we announced our expectation for revenue to Navidea from Lymphoseek to be between $5 million and $6 million for 2014. We expect to update this guidance on a quarterly basis over the remainder of 2014 and are reiterating that guidance at this time. The Company currently believes Lymphoseek has the potential to achieve a market leadership position among lymphatic mapping agents in the U.S. by mid-2015.

Our operating expenses in recent years have been focused primarily on support of Lymphoseek, our Manocept platform, NAV4694 and NAV5001 product development, and to a lesser extent, on efforts related to NAV1800. We incurred approximately $10.3 million and $8.0 million in total on research and development activities during the six-month periods ended June 30, 2014 and 2013, respectively. Of the total amounts we have spent on research and development during those periods, excluding costs related to our internal research and development headcount and our general and administrative staff which we do not currently allocate among the various development programs that we have underway, we incurred out-of-pocket charges by program as follows:

	Six Months Ended June 30,
Development Program	2014	2013
Lymphoseek	$1,047,298	$1,159,819
Manocept Platform	345,794	—
NAV4694	3,705,056	2,472,981
NAV5001	920,722	422,078
NAV1800	31,393	50,000

Due to the advancement of our efforts with Lymphoseek and our Manocept platform, offset by reductions in development of NAV4694, NAV5001, and NAV1800, we expect our total research and development expenses for 2014 to be in the range of approximately $15 million to $20 million. The levels of program expenditures will depend in part on efforts associated with advancing Lymphoseek and accelerating enrollment and other activities related to our NAV4694 program. In general, development expenses for Lymphoseek in 2014 are expected to decrease as compared to 2013. We also expect expenses for NAV4694, NAV5001 and NAV1800 to be reduced overall during the second half of 2014, commensurate with management of our available resources.

Lymphoseek was approved and indicated for use in lymphatic mapping in patients with breast cancer and melanoma by the FDA in March 2013, with expanded use of Lymphoseek indicated for guiding sentinel lymph node biopsy in head and neck cancer patients with squamous cell carcinoma of the oral cavity approval in June 2014. Although our marketing partner will bear the direct marketing, sales and distribution costs related to the sale of Lymphoseek, during 2014, we expect to incur ongoing costs to support product launch, general marketing efforts, and targeted high-volume account sales activities, as well as medical education-related and market outreach activities associated with Lymphoseek commercialization. We expect to incur additional development expenses related to supporting the MAA review of Lymphoseek in the EU, as well as the FDA review of our second Lymphoseek sNDA. Additionally, we anticipate that we will incur costs related to supporting the other product, regulatory, manufacturing and commercial activities related to the potential marketing registration and sale of Lymphoseek in other markets. We also expect to incur costs related to ongoing clinical development efforts to support potential label expansion for the use of Lymphoseek in additional cancer types. We cannot assure you that Lymphoseek will achieve regulatory approval in the EU or any other market outside the U.S., or if approved in those markets, that it will achieve market acceptance in the U.S. or any other market.

We are currently evaluating existing and emerging data on the potential use of Manocept-related agents in the diagnosis and disease-staging of disorders in which macrophages are involved, such as KS, RA, vulnerable plaque/atherosclerosis, TB and other disease states, to define areas of focus, development pathways and partnering options to capitalize on the Manocept platform. In the near-term, our development efforts with respect to the Manocept platform will likely be limited to such evaluations. We will also be evaluating potential funding and other resources required for continued development, regulatory approval and commercialization of any Manocept platform product candidates that we identify for further development, and potential options for advancing development. We cannot assure you that further evaluation or development will be successful, that any Manocept platform product candidate will ultimately achieve regulatory approval, or if approved, the extent to which it will achieve market acceptance.

We expect to reduce our expenses for NAV4694 and NAV5001 during the second half of 2014 following the May 2014 Board decision to refocus the Company's efforts on Lymphoseek and Manocept platform development. During 2013, we were awarded two SBIR grants from the NIH in connection with our clinical programs for NAV4694, the first to support our Phase 3 trial of NAV4694 as an aid in the differential diagnosis of AD, and the second to support our Phase 2b trial of NAV4694 as a diagnostic imaging agent that may aid physicians in identifying individuals with MCI who are at greatest risk of progressing to AD. These SBIR grants have the potential to provide up to $1.8 million and $2.3 million in support, respectively, if fully funded, through the conclusion of the clinical studies. Currently, neither NAV4694 nor NAV5001 is expected to contribute revenue to the Company until 2017, at the earliest. We cannot assure you that further clinical trials for these products will be successful, that the agents will ultimately achieve regulatory approval, or if approved, the extent to which they will achieve market acceptance.

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

Results of Operations

Three Months Ended June 30, 2014 and 2013

Net Sales and Margins. Net sales of Lymphoseek realized by Navidea were $1.0 million during the second quarter of 2014, as compared to $128,000 during the second quarter of 2013. The increase was primarily due to sales starting in late April of 2013, coupled with an increase in the initial transfer price to Cardinal beginning in the second quarter of 2014. Gross margins on net sales were 74% and 18% for the second quarters of 2014 and 2013, respectively. Cost of goods sold included post-production testing activities required by regulatory authorities, which are charged as one-time period costs, and a royalty on net sales payable under our license agreement with UCSD.

Grant Revenue. During the second quarter of 2014, we recognized $28,000 of grant revenue as compared to $67,000 in the second quarter of 2013 related to SBIR grants from the NIH supporting NAV4694 and NAV1800 development. The net decrease was primarily due to lower NAV1800 grants offset by higher NAV4694 grants. During the second quarter of 2014, Navidea notified the NIH that the aims of the first phase of the two NAV4694 grants had been met and initiated activities regarding the second phase of funding under these grants.

Research and Development Expenses. Research and development expenses increased $735,000, or 17%, to $5.1 million during the second quarter of 2014 from $4.4 million during the same period in 2013. The increase was primarily due to net increases in drug project expenses related to (i) increased NAV4694 development costs of $395,000 including increased clinical trial costs coupled with increased manufacturing-related activities, (ii) increased Manocept platform development costs of $179,000, and (iii) increased NAV5001 development costs of $117,000 including increased manufacturing-related activities offset by decreased clinical trial costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $738,000, or 18%, to $4.9 million during the second quarter of 2014 from $4.2 million during the same period in 2013. The net increase was primarily due to expenses related to the separation of our CEO, Dr. Mark Pykett, of $1.2 million, coupled with increased professional fees and facilities transition and other headcount-related costs, offset by decreased investor relations and out-of-pocket marketing costs related to the commercial launch of Lymphoseek.

Other Income (Expense). Other expense, net, was $1.0 million during the second quarter of 2014 as compared to $1.8 million during the same period in 2013. Interest expense increased $449,000 to $914,000 during the second quarter of 2014 from $465,000 for the same period in 2013, primarily due to interest related to the Oxford and GECC/Midcap Notes in 2014, offset by interest related to the Hercules Note and Platinum credit facility in 2013. Of this interest expense, $195,000 and $121,000 in the second quarter of 2014 and 2013, respectively, was non-cash in nature related to the amortization of debt issuance costs and non-cash debt discounts related to the Oxford, GECC/MidCap, and Hercules Notes. For the second quarter of 2014, we recorded non-cash expense of $92,000 related to changes in the estimated fair value of financial instruments. During the second quarter of 2013, we recorded losses on extinguishment of debt of $943,000 related to modification of the Platinum credit facility and $429,000 upon paying off the balance of the Hercules Note.

Six Months Ended June 30, 2014 and 2013

Net Sales and Margins. Net sales of Lymphoseek realized by Navidea were $1.7 million during the first six months of 2014, as compared to $128,000 during the first six months of 2013. The increase was primarily due to sales starting in late April of 2013, coupled with an increase in the initial transfer price to Cardinal beginning in the second quarter of 2014. Gross margins on net sales were 72% and 18% for the first six months of 2014 and 2013, respectively. Cost of goods sold included post-production testing activities required by regulatory authorities, which are charged as one-time period costs, and a royalty on net sales payable under our license agreement with UCSD.

Grant Revenue. During the first six months of 2014, we recognized $154,000 of grant revenue as compared to $67,000 in the first six months of 2013 related to SBIR grants from the NIH supporting NAV4694 and NAV1800 development. The net increase was primarily due to higher NAV4694 grants offset by lower NAV1800 grants. During the second quarter of 2014, Navidea notified the NIH that the aims of the first phase of the two NAV4694 grants had been met and initiated activities regarding the second phase of funding under these grants.

Research and Development Expenses. Research and development expenses increased $2.3 million, or 29%, to $10.3 million during the first six months of 2014 from $8.0 million during the same period in 2013. The increase was primarily due to net increases in drug project expenses related to (i) increased NAV4694 development costs of $1.2 million including increased manufacturing-related activities coupled with increased clinical trial costs, (ii) increased NAV5001 development costs of $499,000 including increased manufacturing-related activities coupled with increased clinical trial costs, and (iii) increased Manocept platform development costs of $346,000; offset by (iv) decreased Lymphoseek development costs of $113,000. The net increase in research and development expenses also included increased compensation including incentive-based awards and other expenses related to net increased headcount required for expanded development efforts over the prior year, coupled with employee separation costs related to the second quarter 2014 reduction in force.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.3 million, or 17%, to $8.8 million during the first six months of 2014 from $7.5 million during the same period in 2013. The net increase was primarily due to expenses related to the separation of our CEO, Dr. Mark Pykett, of $1.2 million, coupled with increased medical education costs to support Lymphoseek, professional fees, symposia and industry association support expenses, and facilities transition, travel and other headcount-related costs, offset by decreased investor relations and out-of-pocket marketing costs related to the commercial launch of Lymphoseek.

Other Income (Expense). Other expense, net, was $4.2 million during the first six months of 2014 as compared to $2.2 million during the same period in 2013. Interest expense increased $1.0 million to $1.9 million during the first six months of 2014 from $828,000 for the same period in 2013, primarily due to interest related to the Oxford and GECC/Midcap Notes in 2014, offset by interest related to the Hercules Note and Platinum credit facility in 2013. Of this interest expense, $437,000 and $243,000 in the first six months of 2014 and 2013, respectively, was non-cash in nature related to the amortization of debt issuance costs and non-cash debt discounts related to the Oxford, GECC/MidCap, and Hercules Notes. During the first six months of 2014, we recorded a loss on extinguishment of debt of $2.6 million related to paying off the balance of the GECC/MidCap Note. During the first six months of 2013, we recorded losses on extinguishment of debt of $943,000 related to modification of the Platinum credit facility and $429,000 upon paying off the balance of the Hercules Note. For the first six months of 2014, we recorded non-cash income of $300,000 related to changes in the estimated fair value of financial instruments.

Liquidity and Capital Resources

Cash balances decreased to $17.5 million at June 30, 2014 from $32.9 million at December 31, 2013. The net decrease was primarily due to cash used to fund our operations, mainly for research and development activities, of $17.6 million, and purchases of equipment of $1.1 million, offset by a net increase of $3.2 million related to the commencement of the Oxford Notes and the extinguishment of the GECC/Midcap Notes. The current ratio remained steady at 3.3:1 as of June 30, 2014 and December 31, 2013.

Operating Activities. Cash used in operations increased $2.9 million to $17.6 million during the first half of 2014 compared to $14.7 million used during the same period in 2013.

Accounts receivable decreased to $487,000 at June 30, 2014 from $1.2 million at December 31, 2013, primarily due to decreased amounts due from the landlord of our Dublin office space for tenant improvements, offset by increased receivables due from Cardinal Health resulting from the increase in sales of Lymphoseek.

Inventory levels decreased to $1.9 million at June 30, 2014 from $2.2 million at December 31, 2013, primarily due to finished goods inventory sold coupled with materials inventory consumed for product testing and development purposes. We expect inventory levels to increase over the remainder of 2014 as we produce additional Lymphoseek inventory to meet increasing demand.

Prepaid expenses and other current assets decreased to $701,000 at June 30, 2014 from $1.0 million at December 31, 2013, primarily due to amortization of prepaid insurance and annual FDA user fees.

Accounts payable decreased to $1.7 million at June 30, 2014 from $2.4 million at December 31, 2013, primarily due to normal fluctuations in timing of receipt and payment of invoices. Accrued liabilities and other current liabilities decreased to $3.7 million at June 30, 2014 from $4.8 million at December 31, 2013, primarily due to decreased accruals of NAV4694 development costs and net decreases in compensation-related accruals. Our payable and accrual balances will continue to fluctuate but will likely decrease overall as we decrease our level of development activity related to NAV4694, NAV5001, NAV1800, and other potential product candidates following our second quarter 2014 realignment of priorities, offset by planned increases in development activity related to the Manocept platform and commercial activity related to Lymphoseek.

Investing Activities. Investing activities used $1.1 million during the first half of 2014 compared to using $689,000 during the same period in 2013. Capital expenditures of $1.1 million during the first half of 2014 were primarily for leasehold improvements, office furniture and NAV4694 production equipment. Capital expenditures of $672,000 during the first half of 2013 were primarily for equipment to be used in the production of NAV4694 and Lymphoseek, software, and computers. We expect our overall capital expenditures for the remainder of 2014 will be lower than for the same period in 2013.

Financing Activities. Financing activities provided $3.2 million during the first half of 2014 compared to $32.0 million provided during the same period in 2013. The $3.2 million provided by financing activities in the first half of 2014 consisted primarily of proceeds from the Oxford Notes of $30.0 million, offset by payment of the principal and fees related to the extinguishment of the GECC/Midcap Notes of $26.7 million. The $32.0 million provided by financing activities in the first half of 2013 consisted primarily of proceeds from notes payable of $29.0 million and issuance of common stock of $11.3 million, offset by principal payments on our notes payable of $5.9 million, payment of debt issuance costs of $1.1 million, payment of common stock issuance costs of $668,000, and payment of minimum tax withholdings related to stock-based compensation of $659,000.

Oxford Debt

In March 2014, we executed a Loan and Security Agreement the (Oxford Loan Agreement) with Oxford Finance, LLC (Oxford), providing for a loan to the Company of $30 million. Pursuant to the Oxford Loan Agreement, we issued Oxford: (1) Term Notes in the aggregate principal amount of $30,000,000, bearing interest at 8.5% (the Oxford Notes), and (2) Series KK warrants to purchase an aggregate of 391,000 shares of our common stock at an exercise price of $1.918 per share, expiring in March 2021 (the Series KK warrants). We will make monthly payments of interest only commencing on April 1, 2014, and continuing on the first calendar day of each successive month thereafter through and including the first calendar day of the month immediately preceding April 1, 2015 (the Amortization Date, which may be extended to April 1, 2016, and again to April 1, 2017, if the Company achieves certain milestones associated with the Company’s Lymphoseek product). Commencing on the Amortization Date, and continuing on the first calendar day of each month thereafter, the Company will make consecutive equal monthly payments of principal and interest, in arrears, to the lenders then party to the Oxford Loan Agreement based on a repayment schedule of 48 months if the Amortization Date is April 1, 2015, 36 months if the Amortization Date is April 1, 2016, and 24 months if the Amortization Date is April 1, 2017. All unpaid principal, and accrued and unpaid interest, with respect to the Oxford Notes is due and payable in full on March 1, 2019. We will also make a final payment to the lenders in an aggregate amount equal to the original principal amount of the loan multiplied by 7.95% if the Amortization Date is April 1, 2015; 8.95% if the Amortization Date is extended to April 1, 2016; or 9.95% if the Amortization Date is extended to April 1, 2017. The Oxford Notes are collateralized by a security interest in substantially all of the Company’s assets except for intellectual property, as to which the security interest is in rights to income or proceeds from the sale or licensing thereof. The Oxford Loan Agreement requires that the Company adhere to certain affirmative and negative covenants, including, without limitation, financial reporting requirements and a prohibition against the incurrence of indebtedness, or creation of additional liens, other than as specifically permitted by the terms of the Oxford Loan Agreement. As of June 30, 2014, the outstanding principal balance of the Oxford Loan Agreement was $30.0 million, and we were in compliance with all covenants of the Oxford Loan Agreement.

In July 2014, in connection with entering into the R-NAV joint enterprise, we entered into an amendment to the Oxford Loan Agreement that amended certain covenants to permit our investment in R-NAV, and R-NAV entered into a Subordination Agreement with Oxford to subordinate our indebtedness to R-NAV to our obligations under the Oxford Loan Agreement.

GECC/MidCap Debt

Also in March 2014, in connection with the consummation of the Oxford Loan Agreement, we repaid all amounts outstanding under the General Electric Capital Corporation (GECC) and MidCap Financial SBIC, LP (MidCap) Notes for a payoff amount of $26.7 million, which included payments of $500,000 as a pre-payment fee and $1,000,000 as an end-of-term final payment fee.

Platinum Credit Facility

In March 2014, in connection with entering into the Oxford Loan Agreement, we entered into a second amendment to the Platinum-Montaur Life Sciences, LLC (Platinum) Loan Agreement (the Second Platinum Amendment). Concurrent with the execution of the Second Platinum Amendment, the Company delivered an Amended and Restated Promissory Note (the Second Amended Platinum Note) to Platinum, which amended and restated the First Amended Platinum Note. The Second Amended Platinum Note adjusted the interest rate to the greater of (i) the United States prime rate as reported in The Wall Street Journal plus 6.75%, (ii) 10.0%, and (iii) the highest rate of interest then payable by the Company pursuant to the Oxford Loan Agreement plus 0.125%. Navidea, Platinum, and Oxford also entered into a Subordination Agreement, providing for subordination of the Company’s indebtedness under the Platinum Loan Agreement to the Company’s indebtedness under the Oxford Loan Agreement, among other customary terms and conditions. As of June 30, 2014, the remaining outstanding principal balance of the Second Amended Platinum Note was approximately $3.2 million, with $31.8 million still currently available under the credit facility.

Series B Convertible Preferred Stock

During the six-month period ended June 30, 2014, Platinum converted 4,422 shares of their Series B Preferred Stock into 14,459,940 shares of our common stock under the terms of the Series B Preferred Stock. As of June 30, 2014, there are 3,143 shares of Series B Preferred Stock outstanding which are convertible into 10,277,610 shares of our common stock.

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

In May 2014, the Board of Directors made the decision to refocus the Company's resources to better align the funding of our pipeline programs with the expected growth in Lymphoseek revenue. This realignment primarily involves reducing our near-term support for our two neurological product candidates, NAV4694 and NAV5001, as we seek to secure a development partner for these programs. The Company is also working to establish new sources of non-dilutive funding, including collaborations that can augment the balance sheet as the Company works to reduce spending to levels that can be increasingly offset by growing Lymphoseek revenue. In particular, substantial progress on the Manocept platform has resulted in several promising opportunities, including our recently announced R-NAV venture, which we believe may further expand the Company's pipeline but which require less near-term funding from Navidea than the two ongoing Phase 3 neurological development programs. Although management believes that it will be able to achieve these objectives, they are subject to a number of variables beyond our control, including the nature and timing of any partnering opportunities, the ability to modify contractual commitments made in connection with these programs, and the timing and expense associated with suspension or alteration of clinical trials, and consequently we cannot assure you that we will be able to achieve our objective of bringing our expenses in line with our revenues, and we may need to seek additional debt or equity financing if we cannot achieve that objective in a timely manner.

We believe that our current cash balance, our credit facility with Platinum, our projected revenue derived from U.S. sales of Lymphoseek, our ability to control expenses, the potential for partnership funding, the potential to access debt or royalty instruments, and the potential to access capital markets through our shelf registration (though we have no current intention to raise additional equity capital using the shelf registration), provide us with adequate financial resources to continue to fund our business plan for the foreseeable future. However, we cannot assure you that Lymphoseek will generate our expected levels of sales and cash flow. We will continue to evaluate our time lines, strategic needs, and balance sheet requirements. We cannot assure you that if we attempt to raise additional capital through debt, royalty, equity or otherwise, we will be successful in doing so on terms acceptable to the Company, or at all. We also cannot assure you that we will be able to gain access and/or be able to execute on securing new development opportunities, successfully obtain regulatory approval for and commercialize new products, achieve significant product revenues from our products, or achieve or sustain profitability in the future.

Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, ASU 2014-09 requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, (v) recognize revenue when (or as) the entity satisfies a performance obligation. Entities will generally be required to make more estimates and use more judgment than under current guidance, which will be highlighted for users through increased disclosure requirements. ASU 2014-09 is effective for public entities for annual periods beginning after December 15, 2016, including interim periods therein. Three basic transition methods are available - full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Early adoption is prohibited. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation. ASU 2014-12 requires that a performance target included in a share-based payment award that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for annual periods beginning after December 15, 2015, including interim periods therein. Earlier adoption is permitted. Entities may apply the amendments in ASU 2014-12 either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying ASU 2014-12 as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. We do not expect the adoption of ASU 2014-12 to have a material effect on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. As of June 30, 2014, our $17.5 million in cash was primarily invested in interest-bearing money market accounts. Due to the low interest rates being realized on these accounts, we believe that a hypothetical 10% increase or decrease in market interest rates would not have a material impact on our consolidated financial position, results of operations or cash flows.

We also have exposure to changes in interest rates on our variable-rate debt obligations. As of June 30, 2014, the interest rate on certain of our debt obligations was based on the U.S. prime rate. Based on the amount of our variable-rate borrowings at June 30, 2014, which totaled approximately $3.2 million, an immediate one percentage point increase in the U.S. prime rate would increase our annual interest expense by approximately $32,000. This estimate assumes that the amount of variable rate borrowings remains constant for an annual period and that the interest rate change occurs at the beginning of the period. Because our debt obligations are currently subject to the minimum interest rates defined in the loan agreements, a decrease in the U.S. prime rate would not affect our annual interest expense.

Foreign Currency Exchange Rate Risk. We do not currently have material foreign currency exposure related to our assets as the majority are denominated in U.S. currency and our foreign-currency based transaction exchange risk is not material. For the six months ended June 30, 2014 and 2013, we recorded foreign currency transaction gains (losses) of approximately $6,000 and $(9,000), respectively.

Equity Price Risk. We do not use derivative instruments for hedging of market risks or for trading or speculative purposes. Derivative instruments embedded in contracts, to the extent not already a free-standing contract, are bifurcated and accounted for separately. All derivatives are recorded on the consolidated balance sheet at fair value in accordance with current accounting guidelines for such complex financial instruments. The fair value of our warrant liabilities is determined using various inputs and assumptions, the majority of which are defined and fixed by the warrant agreement, including the price of Company stock. As of June 30, 2014, we had approximately $7.7 million of derivative liabilities recorded on our balance sheet related to outstanding Series JJ warrants. Due to the fixed inputs defined by the warrant agreement, a hypothetical 50% change in our stock price would have no effect on the value of our derivative liabilities.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2014. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed and are effective.

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

Changes in Control Over Financial Reporting

During the quarter ended June 30, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the Company's risk factors as previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 14, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)
During the three-month period ended June 30, 2014, we issued 850,200 shares of our common stock to Platinum in exchange for 260 shares of our Series B Convertible Preferred Stock in connection with Platinum’s exercise of its conversion option pursuant to the terms of our Series B Convertible Preferred Stock. The conversion terms for the issuances during the period was 3,270 shares of our common stock in exchange for each share of our Series B Convertible Preferred Stock. The issuances of these securities were exempt from registration under Section 3(a)(9) of the Securities Act.

(b)	There were no repurchases of our common stock during the three-month period ended June 30, 2014.

Item 6.    Exhibits

10.1
Amended and Restated License Agreement, dated July 14, 2014, between the Company and the Regents of the University of California (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the United States Securities and Exchange Commission).*

10.2	Termination of License Agreement, dated July 14, 2014, between the Company and the Regents of the University of California.*

10.3
License Agreement, dated July 14, 2014, between the Company and the Regents of the University of California (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the United States Securities and Exchange Commission).*

10.4	First Amendment to Loan and Security Agreement, dated July 15, 2014, between the Company and Oxford Finance, LLC.*

10.5	Subordination Agreement, dated July 15, 2014, between Oxford Finance, LLC and R-NAV, LLC.*

10.6	Consulting Agreement, dated July 28, 2014, between the Company and Montaur Capital Partners, LLC.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.

Items 1, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVIDEA BIOPHARMACEUTICALS, INC.
(the Company)
August 11, 2014

By:	/s/ Michael M. Goldberg

Michael M. Goldberg, M.D.
Interim Chief Executive Officer
(duly authorized officer; principal executive officer)

By:	/s/ Brent L. Larson

Brent L. Larson
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

INDEX TO EXHIBITS

10.1
Amended and Restated License Agreement, dated July 14, 2014, between the Company and the Regents of the University of California (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the United States Securities and Exchange Commission).*

10.2	Termination of License Agreement, dated July 14, 2014, between the Company and the Regents of the University of California.*

10.3
License Agreement, dated July 14, 2014, between the Company and the Regents of the University of California (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the United States Securities and Exchange Commission).*

10.4	First Amendment to Loan and Security Agreement, dated July 15, 2014, between the Company and Oxford Finance, LLC.*

10.5	Subordination Agreement, dated July 15, 2014, between Oxford Finance, LLC and R-NAV, LLC.*

10.6	Consulting Agreement, dated July 28, 2014, between the Company and Montaur Capital Partners, LLC.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.