Form 10-Q
period 2014-09-30
NAVIDEA BIOPHARMACEUTICALS, INC.
filed 2014-11-10
CIK 810509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to                 to

Commission File Number:	001-35076

NAVIDEA BIOPHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	31-1080091
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5600 Blazer Parkway, Suite 200, Dublin, Ohio	43017-7550
(Address of principal executive offices)	(Zip Code)

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
Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 150,740,481 shares of common stock, par value $.001 per share (as of the close of business on October 31, 2014).

NAVIDEA BIOPHARMACEUTICALS, INC. and SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Navidea Biopharmaceuticals, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	September 30, 2014	December 31, 2013
	(unaudited)
Current assets:
Cash	$10,388,618	$32,939,026
Accounts receivable	1,465,426	1,150,626
Inventory	1,120,218	2,232,436
Prepaid expenses and other	1,003,466	1,009,094

Total current assets	13,977,728	37,331,182

Property and equipment	4,120,998	3,609,059
Less accumulated depreciation and amortization	1,477,501	1,483,676

	2,643,497	2,125,383

Patents and trademarks	194,250	163,302
Less accumulated amortization	36,063	26,448

	158,187	136,854

Investment in R-NAV, LLC	464,529	—
Other assets	397,977	723,098

Total assets	$17,641,918	$40,316,517

Continued

Navidea Biopharmaceuticals, Inc. and Subsidiaries
Consolidated Balance Sheets, continued

LIABILITIES AND STOCKHOLDERS’ DEFICIT	September 30, 2014	December 31, 2013
	(unaudited)
Current liabilities:
Accounts payable	$2,376,939	$2,422,349
Accrued liabilities and other	3,231,696	4,772,963
Notes payable, current, net of discounts of $826,440 and $743,062, respectively	2,725,107	4,095,650

Total current liabilities	8,333,742	11,290,962

Notes payable, net of discounts of $1,731,010 and $856,746, respectively	29,756,627	23,572,603
Derivative liabilities	7,697,130	7,692,087
Other liabilities	3,116,188	1,770,452

Total liabilities	48,903,687	44,326,104

Commitments and contingencies

Stockholders’ deficit:
Preferred stock; $.001 par value; 5,000,000 shares authorized; 3,143 and 7,565 Series B shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	3	8
Common stock; $.001 par value; 200,000,000 shares authorized; 150,735,382 and 135,919,423 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	150,735	135,919
Additional paid-in capital	314,706,478	313,111,788
Accumulated deficit	(346,118,985)	(317,257,302)

Total stockholders’ deficit	(31,261,769)	(4,009,587)

Total liabilities and stockholders’ deficit	$17,641,918	$40,316,517

See accompanying notes to consolidated financial statements (unaudited).

Navidea Biopharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Lymphoseek sales revenue	$1,101,071	$143,799	$2,773,959	$271,620
Lymphoseek milestone revenue	300,000	—	300,000	—
Grant and other revenue	848,999	256,575	1,002,605	324,031
Total revenue	2,250,070	400,374	4,076,564	595,651

Cost of goods sold	807,880	75,422	1,271,598	180,860

Gross profit	1,442,190	324,952	2,804,966	414,791

Operating expenses:
Research and development	4,158,085	6,278,459	14,496,977	14,295,049
Selling, general and administrative	2,646,591	3,971,172	11,465,076	11,505,099
Total operating expenses	6,804,676	10,249,631	25,962,053	25,800,148

Loss from operations	(5,362,486)	(9,924,679)	(23,157,087)	(25,385,357)

Other income (expense):
Interest income	2,879	5,623	14,691	9,082
Interest expense	(920,905)	(976,226)	(2,778,813)	(1,804,576)
Equity in loss of R-NAV, LLC	(262,198)	—	(262,198)	—
Change in fair value of financial instruments	(409,650)	(377,474)	(109,499)	(377,474)
Loss on extinguishment of debt	—	—	(2,610,196)	(1,372,266)
Other, net	53,464	(33,451)	41,419	(16,986)
Total other expense, net	(1,536,410)	(1,381,528)	(5,704,596)	(3,562,220)

Net loss attributable to common stockholders	$(6,898,896)	$(11,306,207)	$(28,861,683)	$(28,947,577)

Loss per common share (basic and diluted)	$(0.05)	$(0.09)	$(0.19)	$(0.25)

Weighted average shares outstanding (basic and diluted)	150,169,712	121,117,562	148,344,064	117,740,754

See accompanying notes to consolidated financial statements (unaudited).

Navidea Biopharmaceuticals, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Deficit
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2013	7,565	$8	135,919,423	$135,919	$313,111,788	$(317,257,302)	$(4,009,587)

Issued stock upon exercise of stock options, net			241,314	241	(5,651)		(5,410)
Issued restricted stock			378,250	378	—		378
Canceled forfeited restricted stock	—	—	(300,000)	(300)	—	—	(300)
Issued stock to 401(k) plan	—	—	36,455	37	100,007	—	100,044
Conversion of Series B preferred stock to common stock	(4,422)	(5)	14,459,940	14,460	(14,455)		—
Issued warrants in connection with debt issuance					464,991		464,991
Recovery of shareholder short swing profits					17,554		17,554
Stock compensation expense					1,032,244		1,032,244
Net loss						(28,861,683)	(28,861,683)

Balance, September 30, 2014	3,143	$3	150,735,382	$150,735	$314,706,478	$(346,118,985)	$(31,261,769)

See accompanying notes to consolidated financial statements (unaudited).

Navidea Biopharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(28,861,683)	$(28,947,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	360,702	320,139
Loss on disposal and abandonment of assets	31,794	1,160
Provision for inventory obsolescence	539,027	—
Amortization of debt discount and issuance costs	637,565	501,600
Stock compensation expense	1,032,244	2,193,715
Equity in loss of R-NAV, LLC	262,198	—
Change in fair value of financial instruments	109,499	377,474
Loss on extinguishment of debt	2,610,196	1,372,266
Issued stock to 401(k) plan	100,044	66,777
Changes in operating assets and liabilities:
Accounts receivable	(314,800)	(49,263)
Inventory	573,191	(1,745,284)
Prepaid expenses and other assets	(109,116)	302,600
Accounts payable	(45,410)	287,312
Accrued and other liabilities	(1,226,288)	862,470
Net cash used in operating activities	(24,300,837)	(24,456,611)

Cash flows from investing activities:
Purchases of equipment	(1,111,418)	(762,869)
Patent and trademark costs	(51,876)	(28,317)
Investment in R-NAV, LLC	(333,334)	—
Net cash used in investing activities	(1,496,628)	(791,186)

Cash flows from financing activities:
Proceeds from issuance of common stock and short swing profits	87,982	41,303,738
Payment of common stock issuance costs	—	(1,717,064)
Payment of tax withholdings related to stock-based compensation	(75,759)	(659,018)
Proceeds from notes payable	30,000,000	29,000,000
Payment of debt-related costs	(1,763,526)	(1,177,293)
Principal payments on notes payable	(25,000,000)	(5,982,156)
Payments under capital leases	(1,640)	(6,370)
Net cash provided by financing activities	3,247,057	60,761,837

Net (decrease) increase in cash	(22,550,408)	35,514,040
Cash, beginning of period	32,939,026	9,118,564
Cash, end of period	$10,388,618	$44,632,604

See accompanying notes to consolidated financial statements (unaudited).

Notes to the Consolidated Financial Statements (unaudited)

1.    Summary of Significant Accounting Policies

a.
Basis of Presentation: The information presented as of September 30, 2014 and for the three-month and nine-month periods ended September 30, 2014 and 2013 is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Navidea Biopharmaceuticals, Inc. (Navidea, the Company, or we) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The balances as of September 30, 2014 and the results for the interim periods are not necessarily indicative of results to be expected for the year. The consolidated financial statements should be read in conjunction with Navidea’s audited consolidated financial statements for the year ended December 31, 2013, which were included as part of our Annual Report on Form 10-K.

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

(2)
Notes payable: The carrying value of our debt at September 30, 2014 and December 31, 2013 primarily consists of the face amount of the notes less unamortized discounts. See Note 8. At September 30, 2014 and December 31, 2013, certain notes payable were also required to be recorded at fair value. The estimated fair value of our debt was calculated using a discounted cash flow analysis as well as a probability-weighted Monte Carlo simulation. These valuation methods include Level 3 inputs such as the estimated current market interest rate for similar instruments with similar creditworthiness. Unrealized gains and losses on the fair value of the debt are classified in other expenses as a change in the fair value of financial instruments in the consolidated statements of operations. At September 30, 2014, the fair value of our notes payable is approximately $36.7 million.

(3)
Derivative liabilities: Derivative liabilities are related to certain outstanding warrants which are recorded at fair value. The assumptions used to calculate fair value as of September 30, 2014 include volatility, a risk-free rate and expected dividends. In addition, we considered non-performance risk and determined that such risk is minimal. Unrealized gains and losses on the derivatives are classified in other expenses as a change in the fair value of financial instruments in the consolidated statements of operations. See Notes 2 and 9.

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

We also earn revenue related to milestones as defined in our distribution agreements. Such revenue is recognized when the milestones are achieved with no future obligations and payments under the agreements become contractually due.

We generate additional revenue from grants to support various product development initiatives. We generally recognize grant revenue when expenses reimbursable under the grants have been paid and payments under the grants become contractually due.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation. ASU 2014-12 requires that a performance target included in a share-based payment award that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Therefore, under the existing stock compensation guidance in Topic 718, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for annual periods beginning after December 15, 2015, including interim periods therein. Earlier adoption is permitted. Entities may apply the amendments in ASU 2014-12 either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying ASU 2014-12 as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. We do not expect the adoption of ASU 2014-12 to have a material effect on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern. ASU 2014-15 defines when and how companies are required to disclose going concern uncertainties, which must be evaluated each interim and annual period. ASU 2014-15 requires management to determine whether substantial doubt exists regarding the entity's going concern presumption. Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). If substantial doubt exists, certain disclosures are required; the extent of those disclosures depends on an evaluation of management's plans (if any) to mitigate the going concern uncertainty. ASU 2014-15 is effective prospectively for annual periods ending after December 15, 2016, and to annual and interim periods thereafter. Early adoption is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our consolidated financial statements; however, it may affect our disclosures.

2.    Fair Value Hierarchy

Platinum-Montaur Life Sciences, LLC (Platinum) has the right to convert all or any portion of the unpaid principal or unpaid interest accrued on any draws subsequent to the second quarter of 2013 under the Platinum credit facility, under certain circumstances. Platinum’s option to convert such subsequent draws into common stock was determined to meet the definition of a liability and is included as part of the value of the related notes payable on the consolidated balance sheets. The estimated fair value of the Platinum notes payable is $4.4 million at September 30, 2014, and will continue to be measured on a recurring basis. See Note 8.

In September 2013, in connection with a Securities Purchase Agreement with Crede CG III, Ltd. (Crede), we issued warrants containing certain features that, although they do not require the warrants to be settled in cash, do require the warrants to be classified as liabilities under applicable accounting rules. As a result, the Company recorded a derivative liability with an estimated fair value of $7.7 million on the date the warrants were issued. The estimated fair value of the liability remained at $7.7 million as of September 30, 2014, and will continue to be measured on a recurring basis. See Notes 1b(3), 9 and 11.

The following tables set forth, by level, financial liabilities measured at fair value on a recurring basis:

Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2014
Description	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2014
Platinum notes payable	$—	$—	$4,372,518	$4,372,518

Derivative liabilities related to warrants	—	7,697,130	—	7,697,130

Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2013
Description	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2013
Platinum notes payable	$—	$—	$4,268,062	$4,268,062

Derivative liabilities related to warrants	—	7,692,087	—	7,692,087

a.
Valuation Processes-Level 3 Measurements: Depending on the instrument, the Company utilizes discounted cash flows, option pricing models, or third-party valuation services to estimate the value of their financial assets and liabilities. Valuations using discounted cash flow methods and certain option pricing models such as Black-Scholes are generally conducted by the Company. Valuations using complex models such as Monte Carlo simulations are generally provided to the Company by third-party valuation experts. Each reporting period, the Company provides significant unobservable inputs to the third-party valuation experts based on current internal estimates and forecasts.

b.
Sensitivity Analysis-Level 3 Measurements: Changes in the Company’s current internal estimates and forecasts are likely to cause material changes in the fair value of the liabilities. The significant unobservable inputs used in the fair value measurement of the liabilities include the amount and timing of future draws expected to be taken under the Platinum Loan Agreement based on current internal forecasts, management’s estimate of the likelihood of actually making those draws as opposed to obtaining other sources of financing, and management’s estimate of the likelihood of those draws ultimately resulting in Platinum exercising their conversion option under the Platinum Loan Agreement. Significant increases (decreases) in any of the significant unobservable inputs would result in a higher (lower) fair value measurement. A change in one of the inputs would not necessarily result in a directionally similar change in the others.

There were no Level 1 liabilities outstanding at any time during the three-month and nine-month periods ended September 30, 2014 and 2013. There were no transfers in or out of our Level 2 liabilities during the three-month and nine-month periods ended September 30, 2014 or 2013.

3.    Stock-Based Compensation

At September 30, 2014, we have instruments outstanding under three stock-based compensation plans; the 1996 Stock Incentive Plan (the 1996 Plan), the Fourth Amended and Restated 2002 Stock Incentive Plan (the 2002 Plan), and the 2014 Stock Incentive Plan (the 2014 Plan). Currently, under the 2014 Plan, we may grant incentive stock options, nonqualified stock options, and restricted stock awards to full-time employees and directors, and nonqualified stock options and restricted stock awards may be granted to our consultants and agents. Total shares authorized under each plan are 1.5 million shares, 12 million shares, and 5 million shares, respectively. Although instruments are still outstanding under the 1996 Plan and the 2002 Plan, the plans have expired and no new grants may be made from them. Under all plans, the exercise price of each option is greater than or equal to the closing market price of our common stock on the date of the grant.

Stock options granted under the 1996 Plan, the 2002 Plan, and the 2014 Plan generally vest on an annual basis over one to four years. Outstanding stock options under the plans, if not exercised, generally expire ten years from their date of grant or up to 90 days following the date of an optionee’s separation from employment with the Company. We issue new shares of our common stock upon exercise of stock options.

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

Compensation cost arising from stock-based awards is recognized as expense over either (1) the requisite service period or (2) the estimated performance period. Restricted stock awards are valued based on the closing stock price on the date of grant and amortized ratably over the estimated life of the award. Restricted stock may vest based on the passage of time, or upon occurrence of a specific event or achievement of goals as defined in the grant agreements. In such cases, we record compensation expense related to grants of restricted stock based on management’s estimates of the probable dates of the vesting events. Stock-based awards that do not vest because the requisite service period is not met prior to termination result in reversal of previously recognized compensation cost.

For the three-month periods ended September 30, 2014 and 2013, our total stock-based compensation (income) expense was approximately $(528,000) and $772,000, respectively. For the nine-month periods ended September 30, 2014 and 2013, our total stock-based compensation expense was approximately $1.0 million and $2.2 million, respectively. We have not recorded any income tax benefit related to stock-based compensation in any of the three-month or nine-month periods ended September 30, 2014 and 2013.

A summary of the status of our stock options as of September 30, 2014, and changes during the nine-month period then ended, is presented below:

	Nine Months Ended September 30,
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of period	4,866,602	$2.38
Granted	1,509,605	1.76
Exercised	(343,000)	0.51
Canceled and Forfeited	(1,467,443)	2.53
Expired	(120,000)	0.53
Outstanding at end of period	4,445,764	$2.31	7.4 years	$491,723

Exercisable at end of period	1,958,554	$2.11	5.9 years	$489,240

A summary of the status of our unvested restricted stock as of September 30, 2014, and changes during the nine-month period then ended, is presented below:

	Nine Months Ended September 30,
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at beginning of period	634,250	$2.73
Granted	378,250	1.48
Vested	(149,000)	3.16
Forfeited	(300,000)	2.26
Unvested at end of period	563,500	$2.03

In February 2014, 49,000 shares of restricted stock held by non-employee directors with an aggregate fair value of $96,000 vested as scheduled according to the terms of the restricted stock agreements. In March 2014, 100,000 shares of restricted stock with an aggregate fair value of $205,000 vested as scheduled according to the terms of a restricted stock agreement. In May 2014, 175,000 shares of restricted stock held by our former CEO with an aggregate fair value of $278,000 were forfeited in connection with his separation from employment. In September 2014, 125,000 shares of restricted stock held by our former CEO with an aggregate fair value of $166,250 were forfeited in connection with termination of his Consulting Agreement.

As of September 30, 2014, there was approximately $1.7 million of total unrecognized compensation expense related to unvested stock-based awards, which we expect to recognize over remaining weighted average vesting terms of 1.9 years.

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

Earnings (loss) per common share for the three-month and nine-month periods ended September 30, 2014 and 2013 excludes the effects of approximately 17.7 million and 33.5 million common share equivalents, respectively, since such inclusion would be anti-dilutive. The excluded shares consist of common shares issuable upon exercise of outstanding stock options and warrants, and upon the conversion of convertible debt and convertible preferred stock.

The Company’s unvested stock awards contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”). Therefore, the unvested stock awards are required to be included in the number of shares outstanding for both basic and diluted earnings per share calculations. However, due to our loss from continuing operations, approximately 564,000 and 622,000 shares of unvested restricted stock were excluded in determining basic and diluted loss per share for the three-month and nine-month periods ended September 30, 2014 and 2013, respectively, because such inclusion would be anti-dilutive.

5.    Inventory

All components of inventory are valued at the lower of cost (first-in, first-out) or market. We adjust inventory to market value when the net realizable value is lower than the carrying cost of the inventory. Market value is determined based on estimated sales activity and margins.

The components of inventory as of September 30, 2014 and December 31, 2013, net of reserves of $539,000 and $0, respectively, are as follows:

	September 30, 2014	December 31, 2013
	(unaudited)
Materials	$467,218	$652,818
Work-in-process	—	1,073,568
Finished goods	653,000	506,050
Total	$1,120,218	$2,232,436

During the three-month and nine-month periods ended September 30, 2013, we capitalized $1.0 million and $2.3 million, respectively, of inventory costs associated with our Lymphoseek® (technetium Tc 99m tilmanocept) injection product. The Company capitalized no such costs during the same period in 2014. During the three-month periods ended September 30, 2014 and 2013, we wrote off $66,000 and $298,000, respectively, of previously capitalized Lymphoseek inventory due to the consumption of the Lymphoseek material for product testing and development purposes. During the nine-month periods ended September 30, 2014 and 2013, we wrote off $121,000 and $298,000, respectively, for the same reason.

We estimate a reserve for obsolete inventory based on management’s judgment of probable future commercial use, which is based on an analysis of current inventory levels, estimated future sales and production rates, and estimated shelf lives. During the nine-month period ended September 30, 2014, we recorded an obsolescence reserve for $539,000 of Lymphoseek inventory that is nearing its product expiry and therefore is no longer expected to be sold.

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

Effective June 1, 2014, the Company and Dr. Pykett entered into a Consulting Agreement pursuant to which Dr. Pykett was to serve as an independent consultant to the Company until December 31, 2014 with respect to clinical-regulatory activities, commercial activities, program management, and business development, among other services. Dr. Pykett was entitled to a consulting fee of $27,500 per month plus reimbursement of reasonable expenses. The Consulting Agreement also provided for a grant of 40,000 shares of restricted stock which were to vest upon certain service and performance conditions.

Dr. Pykett terminated the Consulting Agreement effective September 8, 2014. Certain of Dr. Pykett's equity awards were forfeited upon termination of the Consulting Agreement, while others will vest on December 1, 2014 due to achievement of certain goals during the period of the Consulting Agreement, in accordance with the terms of the award agreements. The Company recognized expense of $63,000 under the Consulting Agreement during the quarter ended September 30, 2014.

The following table summarizes the remaining accrued separation costs, including estimated employer payroll tax obligations, related to the Company's reduction in force, which are included in accrued liabilities and other on the consolidated balance sheet as of September 30, 2014:

As of September 30, 2014
Separation	$413,469
Estimated cost of continuing healthcare coverage	60,882
$474,351

During the nine-month period ended September 30, 2014, the Company recognized approximately $557,000 of net expense as a result of the reduction in force, which includes separation costs, incremental expense related to the modification of certain equity awards, and the reversal of stock compensation expense for certain equity awards for which the requisite service was not rendered.

The Company appointed Michael M. Goldberg, M.D., as interim Chief Executive Officer effective May 30, 2014. Dr. Goldberg currently serves as a member of the Board of Directors of the Company and has not received any salary for his service as interim Chief Executive Officer, although the Company agreed to pay Montaur Capital Partners, LLC (Montaur), where Dr. Goldberg is principal, $15,000 per month to cover additional costs and resources Montaur expected to incur or redirect due to the unavailability of Dr. Goldberg's services resulting from his service as interim Chief Executive Officer of Navidea. Dr. Goldberg's service as interim Chief Executive Officer terminated with the appointment of Ricardo J. Gonzalez as the Company's Chief Executive Officer effective October 13, 2014. See Note 14(a).

7.    Investment in R-NAV, LLC

In July 2014, Navidea announced that it formed a joint enterprise with Essex Woodlands-backed Rheumco, LLC, to develop and commercialize radiolabeled diagnostic and therapeutic products for rheumatologic and arthritic diseases. The joint enterprise, called R-NAV, LLC (R-NAV), will combine Navidea’s proprietary Manocept CD206 macrophage targeting platform and Rheumco’s proprietary Tin-117m radioisotope technology to focus on leveraging the platforms across several indications with high unmet medical need:

R-NAV Subsidiary 1A:	Detection of RA initially using Tc-99m tilmanocept, commercially known as Lymphoseek,

R-NAV Subsidiary 1B:	Combination of the Manocept platform with Tin-117m for detection and treatment of RA,

R-NAV Subsidiary 2:	Detection and treatment of human and veterinary osteoarthritis (OA) using the Tin-117m technology, and

R-NAV Subsidiary 3:	Treatment of pediatric hemophilic arthropathy (PHA), a rare rheumatologic condition.

Both Rheumco and Navidea have contributed licenses for intellectual property and technology to R-NAV in exchange for common units in R-NAV. Each of the licenses has grant-back provisions with respect to inventions and other intellectual property developed in these programs outside of the exclusive fields of use specified in the license. The contributions of these licenses were recorded using the carryover basis.

R-NAV was initially capitalized through a $4.0 million investment from Infinity Capital III, of Houston-based McRay Money Management, and other third-party private investors, and the technology contributions from Rheumco and Navidea. Navidea has committed an additional $1.0 million investment to be paid over three years, with $333,334 in cash contributed at inception and a promissory note in the principal amount of $666,666, payable in two equal installments on the first and second anniversaries of the transaction. The note will bear interest at the applicable federal rate, currently 0.31% per annum. See Note 8. In exchange for its capital and in-kind investment, the Company received 1,000,000 Series A preferred units of R-NAV (Series A Units). The Company will recognize an additional 500,000 Series A Units for management and technical services associated with the programs described above to be performed by the Company for R-

NAV pursuant to a services agreement. The Series A Units are convertible into common units at the option of the holder for a conversion price of $1 per unit, subject to broad-based weighted average anti-dilution rights.

Navidea initially owns approximately 34% of the combined entity. Joint oversight of R-NAV is shared between Navidea, Rheumco, Infinity Capital, and the other investors. Navidea has three-year call options to acquire, at its sole discretion, all of the equity of Subsidiary 1A for $10.5 million prior to the launch of a Phase 3 clinical trial for its development program, and all of the equity of Subsidiary 1B at fair value upon completion of radiochemistry and biodistribution studies for its development program.

Navidea's investment in R-NAV is being accounted for using the equity method of accounting for investments. In accordance with current accounting guidance, the Company's contributions of cash and note payable totaling $1.0 million were allocated between the investment in R-NAV and the call option on Subsidiary 1A based on the relative fair values of the assets. As a result, we recorded an initial equity investment in R-NAV of $727,000 and a call option asset of $273,000 as non-current assets at the time of the initial investment. The Company's obligation to provide $500,000 of in-kind services to R-NAV will be recognized as those services are provided. Navidea's equity in the loss of R-NAV was $262,000 for the three-month period ended September 30, 2014.

8.    Notes Payable

In March 2014, we executed a Loan and Security Agreement (the Oxford Loan Agreement) with Oxford Finance, LLC (Oxford), providing for a loan to the Company of $30 million. Pursuant to the Oxford Loan Agreement, we issued Oxford: (1) Term Notes in the aggregate principal amount of $30,000,000, bearing interest at 8.5% (the Oxford Notes), and (2) Series KK warrants to purchase an aggregate of 391,032 shares of our common stock at an exercise price of $1.918 per share, expiring in March 2021 (the Series KK warrants). We will make monthly payments of interest only commencing on April 1, 2014, and continuing through April 1, 2015 (the Amortization Date, which may be extended to April 1, 2016, and again to April 1, 2017, if the Company achieves certain milestones associated with the Company’s Lymphoseek product). Commencing on the Amortization Date, the Company will make consecutive equal monthly payments of principal and interest, in arrears, to the lenders then party to the Oxford Loan Agreement based on a repayment schedule of 48 months if the Amortization Date is April 1, 2015, 36 months if the Amortization Date is April 1, 2016, and 24 months if the Amortization Date is April 1, 2017. All unpaid principal, and accrued and unpaid interest, with respect to the Oxford Notes is due and payable in full on March 1, 2019. We will also make a final payment to the lenders in an aggregate amount equal to the original principal amount of the loan multiplied by 7.95% if the Amortization Date is April 1, 2015; 8.95% if the Amortization Date is extended to April 1, 2016; or 9.95% if the Amortization Date is extended to April 1, 2017. The Oxford Notes are collateralized by a security interest in substantially all of the Company’s assets except for intellectual property, as to which the security interest is in rights to income or proceeds from the sale or licensing thereof. The Oxford Loan Agreement requires that the Company adhere to certain affirmative and negative covenants, including, without limitation, financial reporting requirements and a prohibition against the incurrence of indebtedness, or creation of additional liens, other than as specifically permitted by the terms of the Oxford Loan Agreement. As of September 30, 2014, the outstanding principal balance of the Oxford Loan Agreement was $30 million, and we were in compliance with all covenants of the Oxford Loan Agreement.

The Company recorded a debt discount related to the issuance of the Series KK Warrants and other fees to the lenders totaling $3.0 million. Debt issuance costs directly attributable to the Oxford Loan Agreement, totaling $120,000, were recorded as a non-current asset on the consolidated balance sheet on the closing date. The debt discount and debt offering costs are being amortized as non-cash interest expense using the effective interest method over the term of the Oxford Loan Agreement. As of September 30, 2014, the balance of the debt discount was $2.6 million, and the balance of the debt issuance costs was $99,000.

Also in March 2014, in connection with the consummation of the Oxford Loan Agreement, we repaid all amounts outstanding under the General Electric Capital Corporation (GECC) and MidCap Financial SBIC, LP (MidCap) Loan and Security Agreement for a payoff amount of $26.7 million, which included payments of $500,000 as a pre-payment fee and $1,000,000 as an end-of-term final payment fee.

In March 2014, in connection with entering into the Oxford Loan Agreement, we entered into a second amendment to the Platinum Loan Agreement (the Second Platinum Amendment). Concurrent with the execution of the Second Platinum Amendment, the Company delivered an Amended and Restated Promissory Note (the Second Amended Platinum Note) to Platinum, which amended and restated the First Amended Platinum Note. The Second Amended Platinum Note adjusted the interest rate to the greater of (i) the United States prime rate as reported in The Wall Street Journal plus 6.75%, (ii) 10.0%, and (iii) the highest rate of interest then payable by the Company pursuant to the Oxford Loan Agreement plus

0.125% (the effective interest rate at September 30, 2014 was 10.0%). Navidea, Platinum, and Oxford also entered into a Subordination Agreement, providing for subordination of the Company’s indebtedness under the Platinum Loan Agreement to the Company’s indebtedness under the Oxford Loan Agreement, among other customary terms and conditions. As such, no payments may be made under the Platinum loan until the Oxford Notes have been paid in full and therefore, the current balance outstanding under the Platinum loan has been classified as long-term notes payable to coincide with the maturity of the Oxford Notes. The fair value of the Second Amended Platinum Note includes the estimated fair value of an embedded conversion option. The net increase in the estimated fair value of the Second Amended Platinum Note of $104,000 was recorded as a non-cash change in fair value of financial instruments during the nine-month period ended September 30, 2014. The estimated fair value of the Second Amended Platinum Note was $4.4 million as of September 30, 2014. As of September 30, 2014, the remaining outstanding principal balance of the Second Amended Platinum Note was approximately $3.2 million, with $31.8 million still available under the credit facility.

In July 2014, in connection with entering into the R-NAV joint enterprise, Navidea executed a promissory note in the principal amount of $666,666, payable in two equal installments on July 15, 2015 and July 15, 2016, the first and second anniversaries of the R-NAV transaction. The note will bear interest at the applicable federal rate, currently 0.31% per annum, compounded annually. Also in connection with entering into the R-NAV joint enterprise, we executed an amendment to the Oxford Loan Agreement that amended certain covenants to permit our investment in R-NAV, and R-NAV entered into a Subordination Agreement with Oxford to subordinate our indebtedness to R-NAV to our obligations under the Oxford Loan Agreement. See Note 7.

During the three-month periods ended September 30, 2014 and 2013, we recorded interest expense of $921,000 and $976,000, respectively, related to our notes payable. Of these amounts, $201,000 and $258,000, respectively, related to amortization of the debt discounts and deferred financing costs related to our notes payable. During the nine-month periods ended September 30, 2014 and 2013, we recorded interest expense of $2.8 million and $1.8 million, respectively, related to our notes payable. Of these amounts, $638,000 and $502,000, respectively, related to amortization of the debt discounts and deferred financing costs related to our notes payable.

9.    Derivative Instruments

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

At September 30, 2014, derivative liabilities consist of the Series JJ warrants issued to Crede in September 2013. The net effect of marking the Company's derivative liabilities to market during the three-month and nine-month periods ended September 30, 2014 resulted in net increases in the estimated fair values of the derivative liabilities of approximately $8,000 and $5,000, respectively, which were recorded as non-cash changes in the fair value of financial instruments. The total estimated fair value of our derivative liabilities was $7.7 million as of September 30, 2014. See Notes 1b(3) and 2.

10.    Equity

During the nine-month period ended September 30, 2014, Platinum converted 4,422 shares of their Series B Preferred Stock into 14,459,940 shares of our common stock under the terms of the Series B Preferred Stock. As of September 30, 2014, there are 3,143 shares of Series B Preferred Stock outstanding which are convertible into 10,277,610 shares of our common stock.

11.    Stock Warrants

In March 2014, in connection with the Oxford Loan Agreement, the Company issued Series KK warrants to purchase an aggregate of 391,032 shares of our common stock at an exercise price of $1.918 per share, expiring in March 2021.

At September 30, 2014, there are 4.9 million warrants outstanding to purchase our common stock. The warrants are exercisable at prices ranging from $1.918 to $3.83 per share with a weighted average exercise price of $3.27 per share. See Note 2.

12.    Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to the uncertainty surrounding the realization of the deferred tax assets in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance at September 30, 2014 and December 31, 2013.

Current accounting standards include guidance on the accounting for uncertainty in income taxes recognized in the financial statements. Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility. As a result, no liability for uncertain tax positions was recorded as of September 30, 2014 or December 31, 2013 and we do not expect any significant changes in the next twelve months. Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense. As of September 30, 2014, tax years 2010-2013 remained subject to examination by federal and state tax authorities.

13.    Supplemental Disclosure for Statements of Cash Flows

During the nine-month periods ended September 30, 2014 and 2013, we paid interest aggregating $2.1 million and $1.2 million, respectively. During the nine-month periods ended September 30, 2014 and 2013, we issued 36,455 and 22,126 shares of our common stock, respectively, as matching contributions to our 401(k) plan.

In connection with entering into the Oxford Loan Agreement, we issued warrants with an estimated relative fair value of $465,000. In conjunction with the GECC Loan Agreement, we issued warrants with a fair value of $631,000. In connection with entering into the Crede Securities Purchase Agreement, we issued warrants with an estimated fair value of $7.7 million.

In connection with entering into the R-NAV joint enterprise, Navidea executed a promissory note in the principal amount of $666,666, payable in two equal installments on July 15, 2015 and July 15, 2016, the first and second anniversaries of the R-NAV transaction. See Notes 7 and 8.

14.    Subsequent Events

a.
Appointment of Chief Executive Officer: In October 2014, Ricardo J. Gonzalez was appointed Chief Executive Officer of Navidea. In connection with the Board of Directors’ appointment of Mr. Gonzalez as Chief Executive Officer, the Company and Mr. Gonzalez have entered into a three-year employment agreement (the Employment Agreement). The Employment Agreement provides for an initial annual base salary of $375,000 and a potential performance bonus of up to 50% of the base salary as well as severance and other standard employment benefits. As an inducement for Mr. Gonzalez to join the Company and as additional compensation, the Board of Directors awarded him options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $1.26 per share (the Option Agreement). These options vest over a three-year period, subject to certain service and market conditions as defined in the Option Agreement.

b.
Notice of Refund of FDA Filing Fee: During the third quarter of 2014, the FDA granted Orphan Drug Designation for use of Lymphoseek in sentinel lymph node detection in patients with cancer of the head and neck. This designation provides for a seven-year market exclusivity period in this indication as well as certain incentives, including federal grants, tax credits and a waiver of Prescription Drug User Fee Act (PDUFA) filing fees. In October 2014, Navidea was notified that the FDA will refund the previously paid PDUFA filing fees of approximately $1.1 million during the fourth quarter of 2014.

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

•
NAV1800 (formerly RIGScan™) is currently undergoing a transformation in its development. Previously, NAV1800 was being developed using a monoclonal antibody as a diagnostic aid for imaging and use during surgery to help surgeons locate occult or metastatic cancer, with a primary focus on colorectal cancer. We now believe that tilmanocept's ability to target tumor associated macrophages may be a more appropriate targeting agent and are modifying development activities to support that initiative.

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

We expect our overall research and development expenditures to be lower during the remainder of 2014 as compared to 2013 due to the refocusing efforts outlined above, as we reduce the near-term scope of development of NAV4694, NAV5001, and NAV1800, and allocate our resources to personnel, contractors and consultants supporting the global registration and commercialization of Lymphoseek, and development of our Manocept platform.

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

In December 2013, the FDA granted Fast Track designation to Lymphoseek for sentinel lymph node detection in patients with head and neck cancer and we submitted a supplemental New Drug Application (sNDA) with the FDA seeking approval for the marketing and sale of Lymphoseek for the same indication. In assessing the data-rich submission, the FDA chose to separate the filing into two applications based on the proposed labeling extensions requested and the scope of information provided. The first sNDA, aimed at Lymphoseek’s use as a sentinel lymph node detection agent in patients with head and neck cancer, was accepted for review by the FDA in February 2014, and was granted Priority Review. Under the Prescription Drug User Fee Act (PDUFA), the FDA set a target review date for the first sNDA of June 16, 2014. On June 13, 2014, the FDA approved the first sNDA for the expanded use of Lymphoseek indicated for guiding sentinel lymph node biopsy in head and neck cancer patients with squamous cell carcinoma of the oral cavity, making Lymphoseek the first and only FDA-approved radiopharmaceutical application for sentinel lymph node detection. In September 2014, the FDA granted Orphan Drug Designation for use in sentinel lymph node detection in patients with cancer of the head and neck. This designation provides for a seven-year market exclusivity period in this indication as well as certain incentives, including federal grants, tax credits and a waiver of PDUFA filing fees. Navidea expects to receive a refund of the previously paid filing fees of $1.1 million in the fourth quarter of 2014.

In March 2014, the FDA accepted for review the second sNDA to support broader and more flexible use of Lymphoseek in imaging and lymphatic mapping procedures, including lymphoscintigraphy and other product capabilities. Under PDUFA, the FDA set a target review date for the second sNDA of October 16, 2014. On October 15, 2014, the FDA approved the second sNDA for lymphatic mapping in solid tumors and adding sentinel lymph node detection for breast cancer and melanoma to the approved indications. The FDA also allowed expanded utilization of Lymphoseek with or without scintigraphic imaging, known as lymphoscintigraphy, to enable pre-operative imaging and mapping of lymph nodes to facilitate node localization during surgical procedures. Lymphoseek is now the first and only FDA-approved radiopharmaceutical agent for sentinel lymph node detection and is the only FDA-approved agent for lymphatic mapping of solid tumors. Additional trials, including an ongoing trial in colorectal cancer, and others in various stages of execution, planning or consideration, are anticipated to provide additional data to potentially support expansion of the Lymphoseek opportunity.

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

In September 2014, Navidea received a notice of award for a Fast Track Small Business Innovation Research (SBIR) grant providing for up to $1.67 million from the National Cancer Institute National Institutes of Health (NIH), to fund evaluation of Lymphoseek in women with cervical cancer. The multicenter clinical study in patients with early cervical cancer will seek to assess and provide data in support of the use of Lymphoseek in sentinel lymph node biopsy procedures which identify and evaluate the lymph nodes most likely to harbor additional cancer. The SBIR grant is awarded in two parts with the potential for total grant money up to $1.67 million over two and a half years. The first six-month funding segment of $165,917, which has already been awarded, is expected to enable Navidea to identify and qualify trial sites and secure necessary contracts and institutional review board approvals. The second funding segment could provide for up to an additional $1.5 million to be used to accrue participants, perform the sentinel lymph node procedures and pathology evaluations, and perform data analyses to confirm the safety and effectiveness of Lymphoseek.

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

We are currently pursuing registration of Lymphoseek in the European Union (EU). We submitted our Marketing Authorization Application (MAA) for Lymphoseek to the European Medicines Agency (EMA) in December 2012. In December 2013, the EMA provided updated feedback on the MAA as it continued its review. The updated feedback was limited to supplemental product specification data and the NEO3-06 Phase 3 study in head and neck cancer. In March 2014, we held an update meeting with the EMA where we presented oral explanations to the Committee for Medicinal Products for Human Use (CHMP) relating to open questions on the Lymphoseek MAA. At the conclusion of the meeting, the CHMP informed Navidea that the Committee would continue with its review of the MAA and provided the Company with additional questions, which we addressed. In April 2014, the Company announced its expectation that the CHMP would convene a meeting of the Scientific

Advisory Group on Oncology (SAG-O) to discuss additional elements of the Lymphoseek clinical study in patients with head and neck cancer to provide an opportunity for Navidea and independent experts in head and neck cancer surgery to review clinical data in the MAA filing and discuss broad aspects of care for patients with head and neck cancer in Europe. In September 2014, the CHMP adopted a positive opinion recommending marketing authorization for Lymphoseek for use in imaging and intraoperative detection of sentinel lymph nodes draining a primary tumor in adult patients with breast cancer, melanoma, or head and neck oral cavity squamous cell carcinoma in the EU. The CHMP's positive opinion will be reviewed by the European Commission (EC), which has the authority to approve medicinal products for use in the 28 countries of the EU and generally follows the recommendations of the CHMP. Navidea expects the EC to issue its final decision on the marketing authorization for Lymphoseek during the fourth quarter of 2014.

In August 2014, Navidea entered into an exclusive agreement with a wholly-owned subsidiary of Hainan Sinotau Pharmaceutical Co., Ltd. (Sinotau), a pharmaceutical organization with a broad China focus in oncology and other therapeutic areas, who will develop and commercialize Lymphoseek in China. In exchange, Navidea will earn revenue based on unit sales to Sinotau, a royalty based on Sinotau’s sales of Lymphoseek and up to $2.5 million in milestone payments from Sinotau, including a $300,000 non-refundable upfront payment. As part of the agreement, Sinotau is responsible for costs and conduct of clinical studies and regulatory applications to obtain Lymphoseek approval by the China Food and Drug Administration (CFDA). Upon approval, Sinotau will be responsible for all Lymphoseek sales, marketing, market access and medical affairs activities in China and excluding Hong Kong, Macau and Taiwan. Navidea and Sinotau will jointly support certain pre-market planning activities with a joint commitment on clinical and market development programs pending CFDA approval. In addition to the $300,000 upfront payment, Navidea is eligible for $700,000 in milestone payments up to and through product approval, and an additional $1.5 million in sales milestones. We cannot assure you that Lymphoseek will achieve regulatory approval in the EU, China, or any other market outside the U.S., or if approved, that it will achieve market acceptance in any market.

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

In July 2014, Navidea announced that it formed a joint enterprise with Essex Woodlands-backed Rheumco, LLC, to develop and commercialize radiolabeled diagnostic and therapeutic products for rheumatologic and arthritic diseases. The joint enterprise, called R-NAV, LLC (R-NAV), will combine Navidea’s proprietary Manocept CD206 macrophage targeting platform and Rheumco’s proprietary Tin-117m radioisotope technology to focus on leveraging the platforms across several indications with high unmet medical need. See Liquidity and Capital Resources - Investment in R-NAV, LLC.

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

In May 2014, the Board of Directors made the decision to refocus the Company's resources to better align the funding of our pipeline programs with the expected growth in Lymphoseek revenue. This realignment primarily involves reducing our near-

term support for our neurological product candidates, including NAV4694, as we seek to secure a development partner or partners for these programs.

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

NAV1800

Over the course of the last few years, management has provided periodic updates regarding the status of the NAV1800 development program we formerly referred to as the RIGS program, or radio-immuno-guided surgery. NAV1800 was intended to aid in identifying a primary tumor, ascertaining tumor margins, or determining the extent and location of occult and metastatic tumor in patients with solid tumor cancers, such as colorectal cancer, ovarian cancer, prostate cancer, lung cancer and other cancers of epithelial origin. The detection of clinically occult tumor is intended to provide the surgeon with a more accurate assessment of the extent and location of disease, and therefore may impact the surgical and therapeutic management of the patient.

Our most recent comments regarding NAV1800 have indicated the lower prioritization of this program relative to our other development activities and comments to the effect that we would not be spending on this program beyond the boundaries of the $1.5 million grant we were awarded in September 2012. Part of our ongoing consideration of the RIGS program has involved an evaluation of the manufacturability of the monoclonal antibody known as CC49 and its humanized derivative, and ultimately their clinical and commercial viability. In recent years, these evaluations have caused us to question the viability of the monoclonal antibody initiative as it was originally envisioned. During the same time period, we’ve learned more about tilmanocept, the underlying Manocept backbone, and the potential utility of tilmanocept in identifying tumor-associated macrophages (TAMs), and their consequent potential utility in identifying tumor itself. To that end, we petitioned the NIH to repurpose the grant we were previously awarded towards the study of TAMs in colorectal cancer. We recently received confirmation of the acceptance of this repurposing. We expect this repurposed grant will now support the collaboration we entered into in November 2013 with investigators at the University of Alabama at Birmingham (UAB) to assess diagnostic approaches in colorectal cancer patients. We recognize this repurposing represents a major refocusing of the original RIGS initiative, but we are confident that this change represents the best course of action at this time towards benefiting patients afflicted with colorectal cancer and is one which is consistent with the excitement we’re seeing on many fronts related to our work on the Manocept platform. However, we cannot assure you that if further clinical trials for this product proceed, that they will be successful, that the product will achieve regulatory approval, or if approved, that it will achieve market acceptance.

Outlook

Following the U.S. approval of Lymphoseek in March 2013, the Company undertook the initial stages of product launch in the U.S. with our commercialization partner, Cardinal Health, in May 2013. We began reporting revenue from Lymphoseek beginning in the second quarter of 2013, though revenue for that quarter consisted primarily of inventory stocking of Cardinal Health’s nuclear pharmacies. As insight into the sales process with Lymphoseek has grown over the periods following launch, we initially announced our expectation for revenue to Navidea from Lymphoseek to be between $5 million and $6 million for 2014. Based on Lymphoseek revenue year-to-date and anticipated fourth quarter 2014 product sales, Navidea has reduced its Lymphoseek revenue guidance for the full year 2014 to approximately $4 million.

Our operating expenses in recent years have been focused primarily on support of Lymphoseek, our Manocept platform, NAV4694 and NAV5001 product development, and to a lesser extent, on efforts related to NAV1800. We incurred approximately $14.5 million and $14.3 million in total on research and development activities during the nine-month periods ended September 30, 2014 and 2013, respectively. Of the total amounts we have spent on research and development during those periods, excluding costs related to our internal research and development headcount and our general and administrative staff which we do not currently allocate among the various development programs that we have underway, we incurred out-of-pocket charges by program as follows:

	Nine Months Ended September 30,
Development Program	2014	2013
Lymphoseek	$1,669,421	$1,941,110
Manocept Platform	453,311	320,774
NAV4694	5,414,838	5,325,207
NAV5001	1,198,313	739,677
NAV1800	34,393	66,031

Due to the advancement of our efforts with Lymphoseek and our Manocept platform, offset by reductions in development of NAV4694, NAV5001, and NAV1800, we expect our total research and development expenses for 2014 to be in the range of approximately $18 million to $20 million. The levels of program expenditures will depend in part on efforts associated with advancing Lymphoseek and deccelerating enrollment and other activities related to our NAV4694 program. In general, development expenses for Lymphoseek in 2014 are expected to decrease as compared to 2013. We also expect expenses for NAV4694, NAV5001 and NAV1800 to be reduced overall during the remainder of 2014 and into 2015, commensurate with management of our available resources.

Lymphoseek was approved and indicated for use in lymphatic mapping in patients with breast cancer and melanoma by the FDA in March 2013, with expanded use of Lymphoseek indicated for guiding sentinel lymph node biopsy in head and neck cancer patients with squamous cell carcinoma of the oral cavity approval in June 2014, and for lymphatic mapping in solid tumors and sentinel lymph node detection for breast cancer and melanoma as well as with or without scintigraphic imaging, known as lymphoscintigraphy, in October 2014. Although our marketing partner will bear much of the direct marketing, sales and distribution costs related to the sale of Lymphoseek, we expect to incur ongoing costs to support product launch, general marketing efforts, and targeted high-volume account sales activities, as well as medical education-related and market outreach activities associated with Lymphoseek commercialization. Additionally, we anticipate that we will incur costs related to supporting the other product, regulatory, manufacturing and commercial activities related to the potential marketing registration and sale of Lymphoseek in other markets. We also expect to incur costs related to ongoing clinical development efforts to support potential label expansion for the use of Lymphoseek in additional cancer types. We cannot assure you that Lymphoseek will achieve regulatory approval in the EU or any other market outside the U.S., or if approved in those markets, that it will achieve market acceptance in the U.S. or any other market.

We are currently evaluating existing and emerging data on the potential use of Manocept-related agents in the diagnosis and disease-staging of disorders in which macrophages are involved, such as KS, RA, vulnerable plaque/atherosclerosis, TB and other disease states, to define areas of focus, development pathways and partnering options to capitalize on the Manocept platform. In the near-term, our more active development efforts with respect to the Manocept platform will likely be limited to such evaluations. We will also be evaluating potential funding and other resources required for continued development, regulatory approval and commercialization of any Manocept platform product candidates that we identify for further development, and potential options for advancing development. We cannot assure you that further evaluation or development will be successful, that any Manocept platform product candidate will ultimately achieve regulatory approval, or if approved, the extent to which it will achieve market acceptance.

As discussed above, we expect to reduce our expenses for NAV4694 and NAV5001 during the remainder of 2014 following the May 2014 Board decision to refocus the Company's efforts on Lymphoseek and Manocept platform development. During 2013, we were awarded two SBIR grants from the NIH in connection with our clinical programs for NAV4694, the first to support our Phase 3 trial of NAV4694 as an aid in the differential diagnosis of AD, and the second to support our Phase 2b trial of NAV4694 as a diagnostic imaging agent that may aid physicians in identifying individuals with MCI who are at greatest risk of progressing to AD. These SBIR grants have the potential to provide up to $1.8 million and $2.3 million in support, respectively, if fully funded, through the conclusion of the clinical studies. Currently, neither NAV4694 nor NAV5001 is expected to contribute revenue to the Company until 2017, at the earliest. We cannot assure you that further clinical trials for these products will be successful, that the agents will ultimately achieve regulatory approval, or if approved, the extent to which they will achieve market acceptance.

As discussed previously, we have recently changed our focus on the NAV1800 program from one focused on development of a monoclonal antibody to an approach focused on expanding the use of our Manocept platform in the identification of TAMs as they relate to potential metastatic disease spread from colorectal and other cancers. In the near-term, our development efforts related to NAV1800 will likely continue to be limited to those which we are able to fund through external sources such as the SBIR grant from the NIH we were awarded in 2012. We cannot assure you that we will be able to complete satisfactory development arrangements or obtain incremental financing to fund the NAV1800 program and cannot guarantee that such arrangements could be obtained on a timely basis on terms acceptable to us, or at all. We also cannot assure you that further clinical development will be successful, that the agent will ultimately achieve regulatory approval, or if approved, that it will achieve market acceptance.

Finally, if we are successful in identifying and securing additional product candidates to augment our product development pipeline, we will likely incur significant additional expenses related to furthering the development of such products.

Results of Operations

Three Months Ended September 30, 2014 and 2013

Lymphoseek Sales and Margins. Net sales of Lymphoseek realized by Navidea were $1.1 million during the third quarter of 2014, as compared to $144,000 during the third quarter of 2013. The increase was primarily due to sales starting in late April of 2013, coupled with an increase in the initial transfer price to Cardinal beginning in the second quarter of 2014. Gross margins on net sales were 27% and 48% for the third quarters of 2014 and 2013, respectively. Cost of goods sold in the third quarter of 2014 included a reserve for inventory obsolescence of $539,000 related to a specific lot which was originally produced for validation purposes but is nearing its product expiry and therefore is no longer expected to be sold. Excluding the one-time inventory obsolescence charge, gross margin for the third quarter of 2014 would have been 76%. Cost of goods sold in both periods included post-production testing activities required by regulatory authorities, which are charged as one-time period costs, and a royalty on net sales payable under our license agreement with UCSD.

Lymphoseek Milestone Revenue. During the third quarter of 2014, we recognized $300,000 of Lymphoseek milestone revenue from a non-refundable upfront milestone payment received by the Company related to the recent Lymphoseek distribution agreement for China for which the Company has no future obligations. No Lymphoseek milestone revenue was recognized during the third quarter of 2013.

Grant and Other Revenue. During the third quarter of 2014, we recognized $849,000 of grant and other revenue as compared to $257,000 in the third quarter of 2013, primarily related to SBIR grants from the NIH supporting NAV4694 and NAV1800 development. The net increase was primarily due to higher NAV4694 grants offset by lower NAV1800 and Lymphoseek grants. Grant and other revenue for the third quarter of 2014 also included revenue related to services provided to R-NAV for Manocept development.

Research and Development Expenses. Research and development expenses decreased $2.1 million, or 34%, to $4.2 million during the third quarter of 2014 from $6.3 million during the same period in 2013. The decrease was primarily due to net decreases in drug project expenses related to (i) decreased NAV4694 development costs of $1.1 million including decreased manufacturing-related activities coupled with decreased clinical trial and regulatory costs, (ii) decreased Manocept platform development costs of $213,000, and (iii) decreased Lymphoseek development costs of $159,000. The net decrease in research and development expenses also included decreased compensation including incentive-based awards and other expenses related to net decreased headcount related to the second quarter 2014 reduction in force.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.3 million, or 33%, to $2.6 million during the third quarter of 2014 from $4.0 million during the same period in 2013. The net decrease was primarily due to decreased compensation including incentive-based awards and other expenses related to net decreased headcount related to the second quarter 2014 reduction in force.

Other Income (Expense). Other expense, net, was $1.5 million during the third quarter of 2014 as compared to $1.4 million during the same period in 2013. Interest expense decreased $55,000 to $921,000 during the third quarter of 2014 from $976,000 for the same period in 2013, primarily due to lower interest related to the Oxford Note in 2014, offset by higher interest GECC/MidCap Notes in 2013. Of this interest expense, $201,000 and $258,000 in the third quarter of 2014 and 2013, respectively, was non-cash in nature related to the amortization of debt issuance costs and non-cash debt discounts related to the Oxford and GECC/MidCap Notes. For the third quarter of 2014, we recorded non-cash expense of $410,000 related to changes in the estimated fair value of financial instruments as compared to $377,000 during the same period in 2013. During the third quarter of 2014, we recorded non-cash expense from our equity in the loss of R-NAV of $262,000.

Nine Months Ended September 30, 2014 and 2013

Lymphoseek Sales and Margins. Net sales of Lymphoseek realized by Navidea were $2.8 million during the first nine months of 2014, as compared to $272,000 during the first nine months of 2013. The increase was primarily due to sales starting in late April of 2013, coupled with an increase in the initial transfer price to Cardinal beginning in the second quarter of 2014. Gross margins on net sales were 54% and 33% for the first nine months of 2014 and 2013, respectively. Cost of goods sold in the first nine months of 2014 included a reserve for inventory obsolescence of $539,000 related to a specific lot which was originally produced for validation purposes but is nearing its product expiry and therefore is no longer expected to be sold. Excluding the one-time inventory obsolescence charge, gross margin for the first nine months of 2014 would have been 74%. Cost of goods sold in both periods included post-production testing activities required by regulatory authorities, which are charged as one-time period costs, and a royalty on net sales payable under our license agreement with UCSD.

Lymphoseek Milestone Revenue. During the first nine months of 2014, we recognized $300,000 of Lymphoseek milestone revenue from a non-refundable upfront milestone payment received by the Company related to the recent Lymphoseek distribution agreement for China for which the Company has no future obligations. No Lymphoseek milestone revenue was recognized during the first nine months of 2013.

Grant and Other Revenue. During the first nine months of 2014, we recognized $1.0 million of grant revenue as compared to $324,000 in the first nine months of 2013, primarily related to SBIR grants from the NIH supporting NAV4694 and NAV1800 development. The net increase was primarily due to higher NAV4694 grants offset by lower NAV1800 and Lymphoseek grants. Grant and other revenue for the first nine months of 2014 also included revenue related to services provided to R-NAV for Manocept development.

Research and Development Expenses. Research and development expenses increased $202,000, or 1%, to $14.5 million during the first nine months of 2014 from $14.3 million during the same period in 2013. The increase was primarily due to net increases in drug project expenses related to (i) increased NAV5001 development costs of $459,000 including increased clinical trial costs, manufacturing-related activities, and regulatory costs, and (ii) increased Manocept platform development costs of $133,000; offset by (iii) decreased Lymphoseek development costs of $272,000. The increase in research and development drug project expenses was offset by decreases in compensation including incentive-based awards and other expenses related to net decreased headcount related to the second quarter 2014 reduction in force.

Selling, General and Administrative Expenses. Selling, general and administrative expenses remained steady at $11.5 million during the first nine months of 2014 and 2013. Decreases in investor relations and out-of-pocket marketing costs related to the commercial launch of Lymphoseek, coupled with decreased compensation related to the second quarter 2014 reduction in force, were offset by expenses related to the separation of our former CEO, Dr. Mark Pykett, coupled with increased professional fees, medical education costs to support Lymphoseek, symposia and industry association support expenses, and facilities transition, travel and other headcount-related costs.

Other Income (Expense). Other expense, net, was $5.7 million during the first nine months of 2014 as compared to $3.6 million during the same period in 2013. Interest expense increased $974,000 to $2.8 million during the first nine months of 2014 from $1.8 million for the same period in 2013, primarily due to interest related to the Oxford and GECC/Midcap Notes in 2014, offset by interest related to the Hercules Note and Platinum credit facility in 2013. Of this interest expense, $638,000 and $502,000 in the first nine months of 2014 and 2013, respectively, was non-cash in nature related to the amortization of debt issuance costs and non-cash debt discounts related to the Oxford, GECC/MidCap, and Hercules Notes. During the first nine months of 2014, we recorded a loss on extinguishment of debt of $2.6 million related to paying off the balance of the GECC/MidCap Note. During the first nine months of 2013, we recorded losses on extinguishment of debt of $943,000 related to modification of the Platinum credit facility and $429,000 upon paying off the balance of the Hercules Note. For the first nine months of 2014, we recorded non-cash expense of $109,000 related to changes in the estimated fair value of financial instruments as compared to $377,000 during the same period in 2013. During the first nine months of 2014, we recorded non-cash expense from our equity in the loss of R-NAV of $262,000.

Liquidity and Capital Resources

Cash balances decreased to $10.4 million at September 30, 2014 from $32.9 million at December 31, 2013. The net decrease was primarily due to cash used to fund our operations, mainly for research and development activities, of $24.3 million, purchases of equipment of $1.1 million, and an investment in R-NAV of $333,000, offset by a net increase of $3.2 million related to the commencement of the Oxford Notes and the extinguishment of the GECC/Midcap Notes. The current ratio decreased to 1.7:1 as of September 30, 2014 from 3.3:1 December 31, 2013.

Operating Activities. Cash used in operations decreased $156,000 to $24.3 million during the first nine months of 2014 compared to $24.5 million used during the same period in 2013.

Accounts receivable increased to $1.5 million at September 30, 2014 from $1.2 million at December 31, 2013, primarily due to increased receivables due from Cardinal Health resulting from the increase in sales of Lymphoseek, offset by decreased amounts due from the landlord of our Dublin office space for tenant improvements.

Inventory levels decreased to $1.1 million at September 30, 2014 from $2.2 million at December 31, 2013, primarily due to a reserve for inventory obsolescence due to changes in our projections of the probability of future commercial use for the specific lot reserved, coupled with finished goods inventory sold and materials inventory consumed for product testing and development purposes. We expect inventory levels to increase over the remainder of 2014 as we produce additional Lymphoseek inventory to meet increasing demand.

Accounts payable remained steady at $2.4 million at September 30, 2014 and December 31, 2013. Accrued liabilities and other current liabilities decreased to $3.2 million at September 30, 2014 from $4.8 million at December 31, 2013, primarily due to decreased accruals of NAV4694 development costs. Our payable and accrual balances will continue to fluctuate but will likely decrease overall as we decrease our level of development activity related to NAV4694, NAV5001, NAV1800, and other potential product candidates following our second quarter 2014 realignment of priorities, offset by planned increases in development activity related to the Manocept platform and commercial activity related to Lymphoseek.

Investing Activities. Investing activities used $1.5 million during the first nine months of 2014 compared to using $791,000 during the same period in 2013. Capital expenditures of $1.1 million during the first nine months of 2014 were primarily for leasehold improvements, office furniture and NAV4694 production equipment. Capital expenditures of $763,000 during the first nine months of 2013 were primarily for equipment to be used in the production of NAV4694 and Lymphoseek, software, and computers. We expect our overall capital expenditures for the remainder of 2014 will be lower than for the same period in 2013.

Financing Activities. Financing activities provided $3.2 million during the first nine months of 2014 compared to $60.8 million provided during the same period in 2013. The $3.2 million provided by financing activities in the first nine months of 2014 consisted primarily of proceeds from the Oxford Notes of $30.0 million, offset by payment of the principal and fees related to the extinguishment of the GECC/Midcap Notes of $26.7 million. The $60.8 million provided by financing activities in the first nine months of 2013 consisted primarily of proceeds from the issuance of common stock of $41.3 million and proceeds from notes payable of $29.0 million, offset by principal payments on our notes payable of $6.0 million, payment of common stock issuance costs of $1.7 million, payment of debt issuance costs of $1.2 million, and payment of minimum tax withholdings related to stock-based compensation of $659,000.

Investment in R-NAV, LLC

In July 2014, Navidea announced that it formed a joint enterprise with Essex Woodlands-backed Rheumco, LLC, to develop and commercialize radiolabeled diagnostic and therapeutic products for rheumatologic and arthritic diseases. The joint enterprise, called R-NAV, will combine Navidea’s proprietary Manocept CD206 macrophage targeting platform and Rheumco’s proprietary Tin-117m radioisotope technology to focus on leveraging the platforms across several indications with high unmet medical need:

R-NAV Subsidiary 1A:	Detection of RA initially using Tc-99m tilmanocept, commercially known as Lymphoseek,

R-NAV Subsidiary 1B:	Combination of the Manocept platform with Tin-117m for detection and treatment of RA,

R-NAV Subsidiary 2:	Detection and treatment of human and veterinary osteoarthritis (OA) using the Tin-117m technology, and

R-NAV Subsidiary 3:	Treatment of pediatric hemophilic arthropathy (PHA), a rare rheumatologic condition.

Both Rheumco and Navidea have contributed licenses for intellectual property and technology to R-NAV in exchange for common units in R-NAV. Each of the licenses has grant-back provisions with respect to inventions and other intellectual property developed in these programs outside of the exclusive fields of use specified in the license.

R-NAV was initially capitalized through a $4.0 million investment from Infinity Capital III, of Houston-based McRay Money Management, and other third-party private investors, and the technology contributions from Rheumco and Navidea. Navidea has committed an additional $1.0 million investment to be paid over three years, with $333,334 in cash contributed at inception and a promissory note in the principal amount of $666,666, payable in two equal installments on the first and second anniversaries of the transaction. The note will bear interest at the applicable federal rate, currently 0.31% per annum. In exchange for its capital and in-kind investment, the Company received 1,000,000 Series A preferred units of R-NAV (Series A Units). The Company will recognize an additional 500,000 Series A Units for management and technical services associated with the programs described above to be performed by the Company for R-NAV pursuant to a services agreement. The Series A Units are convertible into common units at the option of the holder for a conversion price of $1 per unit, subject to broad-based weighted average anti-dilution rights.

Navidea initially owns approximately 34% of the combined entity. Joint oversight of R-NAV is shared between Navidea, Rheumco, Infinity Capital, and the other investors. Navidea has three-year call options to acquire, at its sole discretion, all of the equity of Subsidiary 1A for $10.5 million prior to the launch of a Phase 3 clinical trial for its development program, and all of the equity of Subsidiary 1B at fair value upon completion of radiochemistry and biodistribution studies for its development program.

Oxford Debt

In March 2014, we executed a Loan and Security Agreement (the Oxford Loan Agreement) with Oxford Finance, LLC (Oxford), providing for a loan to the Company of $30 million. Pursuant to the Oxford Loan Agreement, we issued Oxford: (1) Term Notes in the aggregate principal amount of $30,000,000, bearing interest at 8.5% (the Oxford Notes), and (2) Series KK warrants to purchase an aggregate of 391,000 shares of our common stock at an exercise price of $1.918 per share, expiring in March 2021 (the Series KK warrants). We will make monthly payments of interest only commencing on April 1, 2014, and continuing on the first calendar day of each successive month thereafter through and including the first calendar day of the month immediately preceding April 1, 2015 (the Amortization Date, which may be extended to April 1, 2016, and again to April 1, 2017, if the Company achieves certain milestones associated with the Company’s Lymphoseek product). Commencing on the Amortization Date, and continuing on the first calendar day of each month thereafter, the Company will make consecutive equal monthly payments of principal and interest, in arrears, to the lenders then party to the Oxford Loan Agreement based on a repayment schedule of 48 months if the Amortization Date is April 1, 2015, 36 months if the Amortization Date is April 1, 2016, and 24 months if the Amortization Date is April 1, 2017. Based on our current outlook, we expect to begin making principal payments on April 1, 2015. All unpaid principal, and accrued and unpaid interest, with respect to the Oxford Notes is due and payable in full on March 1, 2019. We will also make a final payment to the lenders in an aggregate amount equal to the original principal amount of the loan multiplied by 7.95% if the Amortization Date is April 1, 2015; 8.95% if the Amortization Date is extended to April 1, 2016; or 9.95% if the Amortization Date is extended to April 1, 2017. The Oxford Notes are collateralized by a security interest in substantially all of the Company’s assets except for intellectual property, as to which the security interest is in rights to income or proceeds from the sale or licensing thereof. The Oxford Loan Agreement requires that the Company adhere to certain affirmative and negative covenants, including, without limitation, financial reporting requirements and a prohibition against the incurrence of indebtedness, or creation of additional liens, other than as specifically permitted by the terms of the Oxford Loan Agreement. As of September 30, 2014, the outstanding principal balance of the Oxford Loan Agreement was $30.0 million, and we were in compliance with all covenants of the Oxford Loan Agreement.

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

Platinum Credit Facility

In March 2014, in connection with entering into the Oxford Loan Agreement, we entered into a second amendment to the Platinum-Montaur Life Sciences, LLC (Platinum) Loan Agreement (the Second Platinum Amendment). Concurrent with the execution of the Second Platinum Amendment, the Company delivered an Amended and Restated Promissory Note (the Second Amended Platinum Note) to Platinum, which amended and restated the First Amended Platinum Note. The Second Amended Platinum Note adjusted the interest rate to the greater of (i) the United States prime rate as reported in The Wall Street Journal plus 6.75%, (ii) 10.0%, and (iii) the highest rate of interest then payable by the Company pursuant to the Oxford Loan Agreement plus 0.125%. Navidea, Platinum, and Oxford also entered into a Subordination Agreement, providing for subordination of the Company’s indebtedness under the Platinum Loan Agreement to the Company’s indebtedness under the Oxford Loan Agreement, among other customary terms and conditions. As of September 30, 2014, the remaining outstanding principal balance of the Second Amended Platinum Note was approximately $3.2 million, with $31.8 million still contractually available under the credit facility.

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation. ASU 2014-12 requires that a performance target included in a share-based payment award that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Therefore, under the existing stock compensation guidance in Topic 718, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for annual periods beginning after December 15, 2015, including interim periods therein. Earlier adoption is permitted. Entities may apply the amendments in ASU 2014-12 either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying ASU 2014-12 as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date.

Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. We do not expect the adoption of ASU 2014-12 to have a material effect on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern. ASU 2014-15 defines when and how companies are required to disclose going concern uncertainties, which must be evaluated each interim and annual period. ASU 2014-15 requires management to determine whether substantial doubt exists regarding the entity's going concern presumption. Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). If substantial doubt exists, certain disclosures are required; the extent of those disclosures depends on an evaluation of management's plans (if any) to mitigate the going concern uncertainty. ASU 2014-15 is effective prospectively for annual periods ending after December 15, 2016, and to annual and interim periods thereafter. Early adoption is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our consolidated financial statements, however it may affect our disclosures.

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

We also earn revenue related to milestones as defined in our distribution agreements. Such revenue is recognized when the milestones are achieved with no future obligations and payments under the agreements become contractually due.

We generate additional revenue from grants to support various product development initiatives. We generally recognize grant revenue when expenses reimbursable under the grants have been paid and payments under the grants become contractually due.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. As of September 30, 2014, our $10.4 million in cash was primarily invested in interest-bearing money market accounts. Due to the low interest rates being realized on these accounts, we believe that a hypothetical 10% increase or decrease in market interest rates would not have a material impact on our consolidated financial position, results of operations or cash flows.

We also have exposure to changes in interest rates on our variable-rate debt obligations. As of September 30, 2014, the interest rate on certain of our debt obligations was based on the U.S. prime rate. Based on the amount of our variable-rate borrowings at September 30, 2014, which totaled approximately $3.2 million, an immediate one percentage point increase in the U.S. prime rate would increase our annual interest expense by approximately $32,000. This estimate assumes that the amount of variable rate borrowings remains constant for an annual period and that the interest rate change occurs at the beginning of the period. Because our debt obligations are currently subject to the minimum interest rates defined in the loan agreements, a decrease in the U.S. prime rate would not affect our annual interest expense.

Foreign Currency Exchange Rate Risk. We do not currently have material foreign currency exposure related to our assets as the majority are denominated in U.S. currency and our foreign-currency based transaction exchange risk is not material. For the nine months ended September 30, 2014 and 2013, we recorded foreign currency transaction gains (losses) of approximately $49,000 and $(22,000), respectively.

Equity Price Risk. We do not use derivative instruments for hedging of market risks or for trading or speculative purposes. Derivative instruments embedded in contracts, to the extent not already a free-standing contract, are bifurcated and accounted for separately. All derivatives are recorded on the consolidated balance sheet at fair value in accordance with current accounting guidelines for such complex financial instruments. The fair value of our warrant liabilities is determined using various inputs and assumptions, the majority of which are defined and fixed by the warrant agreement, including the price of Company stock. As of September 30, 2014, we had approximately $7.7 million of derivative liabilities recorded on our balance sheet related to outstanding Series JJ warrants. Due to the fixed inputs defined by the warrant agreement, a hypothetical 50% change in our stock price would have no effect on the value of our derivative liabilities.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2014. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed and are effective.

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

Changes in Control Over Financial Reporting

During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the Company's risk factors as previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 14, 2014.

Item 6.    Exhibits

10.1	Form of Stock Option Agreement under the Navidea Biopharmaceuticals, Inc. 2014 Stock Incentive Plan.*

10.2	Form of Restricted Stock Award and Agreement under the Navidea Biopharmaceuticals, Inc. 2014 Stock Incentive Plan.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVIDEA BIOPHARMACEUTICALS, INC.
(the Company)
November 10, 2014

By:	/s/ Ricardo J. Gonzalez

Ricardo J. Gonzalez
Chief Executive Officer
(duly authorized officer; principal executive officer)

By:	/s/ Brent L. Larson

Brent L. Larson
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

INDEX TO EXHIBITS

10.1	Form of Stock Option Agreement under the Navidea Biopharmaceuticals, Inc. 2014 Stock Incentive Plan.*

10.2	Form of Restricted Stock Award and Agreement under the Navidea Biopharmaceuticals, Inc. 2014 Stock Incentive Plan.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.