Form 10-K
period 2014-12-31
NAVIDEA BIOPHARMACEUTICALS, INC.
filed 2015-03-16
CIK 810509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
Yes ☐ No ☒

The aggregate market value of shares of common stock held by non-affiliates of the registrant on June 30, 2014 was $220,518,363.

The number of shares of common stock outstanding on March 2, 2015 was 150,337,098.

 DOCUMENTS INCORPORATED BY REFERENCE

None.

References in this report to Navidea Biopharmaceuticals, Navidea, the Company, we, our and us refer to Navidea Biopharmaceuticals, Inc. and its subsidiaries on a consolidated basis. In January 2012, we changed our name to Navidea Biopharmaceuticals, Inc. from Neoprobe Corporation. Navidea was chosen as the new name to reflect the Company’s dedication to “NAVigating IDEAs” that translate cutting edge innovation and precision medicines technologies into novel products to advance patient care. Historical references within this Annual Report on Form 10-K to Neoprobe Corporation have therefore generally been revised to refer to our new name.

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

PART I

Item 1. Business

Development of the Business

Navidea Biopharmaceuticals, Inc., a Delaware corporation, is a precision medicine company focused on the development and commercialization of precision diagnostics, therapeutics and radiopharmaceutical agents. Navidea is developing multiple precision-targeted products based on the Manocept™ platform to help identify the sites and pathways of undetected disease and enable better diagnostic accuracy, clinical decision-making, targeted treatment and, ultimately, patient care.

Navidea’s Manocept platform is predicated on the ability of the chemical backbone of the tilmanocept molecule to specifically target the CD206 mannose receptor expressed on macrophages. The Manocept platform serves as the molecular backbone of Lymphoseek® (technetium Tc 99m tilmanocept) injection, the first product developed by Navidea based on the platform. Lymphoseek is a novel, receptor-targeted, small-molecule radiopharmaceutical used in the evaluation of lymphatic basins that may have cancer involvement in patients. Lymphoseek is designed for the precise identification of lymph nodes that drain from a primary tumor, which have the highest probability of harboring cancer. Lymphoseek is approved by the U.S. Food and Drug Administration (FDA) for use in solid tumor cancers where lymphatic mapping is a component of surgical management and for guiding sentinel lymph node biopsy in patients with clinically node negative breast cancer, melanoma or squamous cell carcinoma of the oral cavity. Lymphoseek has also received European approval in imaging and intraoperative detection of sentinel lymph nodes in patients with melanoma, breast cancer or localized squamous cell carcinoma of the oral cavity.

Building on the success of Lymphoseek, the flexible and versatile Manocept platform acts as an engine for the design of purpose-built molecules offering the potential to be utilized across a range of diagnostic modalities, including single photon emission computed tomography (SPECT), positron emission tomography (PET), intra-operative and/or optical-fluorescence detection in a variety of disease states.

Recent preclinical data being developed by the Company using tilmanocept linked to various therapeutic agents also suggest that tilmanocept’s binding affinity to CD206 receptors demonstrates the potential for this technology to be useful in treating diseases linked to the over-activation of macrophages. This includes various cancers as well as autoimmune, infectious, cardiovascular, and central nervous system diseases. Thus, in January 2015, the Company formed a new subsidiary, Macrophage Therapeutics, Inc., to further explore therapeutic applications for the Manocept platform.

In addition, over the last year, the company’s Board of Directors made the decision to reduce our support while seeking to partner or out-license two of our development programs:

•
NAV4694 is a fluorine-18 (F-18) radiolabeled PET imaging agent being developed as an aid in the diagnosis of patients with signs or symptoms of Alzheimer’s disease (AD) and mild cognitive impairment (MCI). NAV4694 is in Phase 3 clinical development.

•
NAV5001 is an iodine-123 (I-123) radiolabeled SPECT imaging agent being developed as an aid in the diagnosis of Parkinson’s disease (PD) and other movement disorders, with potential use as a diagnostic aid in dementia. NAV5001 is in Phase 3 clinical development.

The company is in discussions with potential parties interested in sublicensing and/or assuming financial responsibility for the ongoing development of these two neuro tracer compounds and is currently evaluating term sheets.

Other than Lymphoseek, none of the Company’s drug product candidates have been approved for sale in any market.

A Brief Look at Our History

We were originally incorporated in Ohio in 1983 and reincorporated in Delaware in 1988. From inception until January 2012, we operated under the name Neoprobe Corporation. In January 2012, we changed our name to Navidea Biopharmaceuticals, Inc. in connection with both the sale of our medical device business and our strategic repositioning as a precision medicines company focused on “NAVigating IDEAs” that result in the development and commercialization of precision diagnostic and therapeutic pharmaceuticals.

Since our inception, the majority of our efforts and resources have been devoted to the research and clinical development of radiopharmaceutical technologies primarily related to the intraoperative diagnosis and treatment of cancers. From the late 1990’s through 2011, we also devoted substantial effort towards the development and commercialization of medical devices, including a line of handheld gamma detection devices which was sold in 2011 and a line of blood flow measurement devices which we operated from 2001 through 2009.

From our inception through August 2011, we manufactured a line of gamma radiation detection medical devices called the neoprobe® GDS system (the GDS Business). From October 1999 through July 2010, the GDS products were marketed throughout most of the world through a distribution arrangement with Ethicon Endo-Surgery, Inc. (EES), a Johnson & Johnson company, and from July 2010 through August 2011 through a distribution arrangement with Devicor Medical Products, Inc. (Devicor).  We sold the GDS Business to Devicor in August 2011. In exchange for the assets of the GDS Business, Devicor made net cash payments to us totaling $30.3 million, assumed certain liabilities of the Company associated with the GDS Business, and agreed to make royalty payments to us of up to an aggregate maximum amount of $20 million based on the net revenue attributable to the GDS Business through 2017. To date, we have not received any such royalty payments.

Following the sale of the GDS business and the subsequent strategic repositioning as a precision medicines company, the Company in-licensed the two neuro tracer product candidates, NAV4694 and NAV5001. The Company progressed the development of both product candidates over the course of 2012 through 2014, moving both into Phase 3 clinical trials. However, in May 2014, the Navidea Board announced that, based on its belief that the public markets were not giving appropriate value to its Phase 3 pipeline products and was likely penalizing the Company for allocating resources to these programs, the Company would be restructuring its development efforts to focus on cost effective development of the Manocept platform while it sought development partners for NAV4694 and NAV5001.

In December 2014, we announced the formation of a new business unit, Macrophage Therapeutics, to further explore therapeutic applications for the Manocept platform, which was incorporated as Macrophage Therapeutics, Inc. in January 2015.

Our Technology and Product Candidates

Our primary development efforts over the last few years have been focused on our now-approved Lymphoseek product, as well as more recently on our other pipeline programs, including NAV4694, NAV5001, and our Manocept platform. In May 2014, the Board of Directors made the decision to refocus the Company's resources to better align the funding of our pipeline programs with the expected growth in Lymphoseek revenue. This realignment has primarily involved reducing our near-term support for our two neurological product candidates, NAV4694 and NAV5001, as we seek to secure a development partner or partners for these programs.

Navidea remains committed to realizing the full potential of Lymphoseek. We intend to deploy our own sales team and strategy to accelerate the strong growth of this important product. The Company believes that the resources being devoted to drive Lymphoseek sales will lead to positive cash flows and profitability. The Company is focused on expanding the market for Lymphoseek in all relevant markets.

The Company is also working to establish new sources of non-dilutive funding, including collaborations and grant funding that can augment the balance sheet as the Company works to reduce spending to levels that can be increasingly offset by growing Lymphoseek revenue. In particular, substantial progress on the Manocept platform has resulted in several promising opportunities, including our R-NAV venture beginning in July 2014, and the formation of Macrophage Therapeutics, Inc. in January 2015, which we believe may further expand the Company's pipeline but which require less near-term funding from Navidea than the two ongoing Phase 3 neurological development programs.

Lymphoseek – Regulatory Background

Lymphoseek is a lymph node targeting radiopharmaceutical agent intended for use in intraoperative lymphatic mapping procedures and lymphoscintigraphy employed in the overall diagnostic assessment of certain solid tumor cancers. Lymphoseek has the potential to provide oncology surgeons with information to identify key predictive lymph nodes that may harbor cancer and to help avoid the unnecessary removal of non-cancerous lymph nodes and the surrounding tissue in patients with a variety of solid tumor cancers. Lymphoseek was approved and indicated for use in lymphatic mapping for breast cancer and melanoma by the FDA in March 2013. In June 2014, the FDA approved a supplemental New Drug Application (sNDA) for the expanded use of Lymphoseek indicated for guiding sentinel lymph node biopsy in head and neck cancer patients with squamous cell carcinoma of the oral cavity. In September 2014, the FDA granted Orphan Drug Designation for use in sentinel lymph node detection in patients with cancer of the head and neck. This designation provides for a seven-year market exclusivity period in this indication as well as certain incentives, including federal grants, tax credits and a waiver of PDUFA filing fees. As a result of the designation, Navidea received a refund of the previously paid filing fees of $1.1 million in the fourth quarter of 2014. In October 2014, the FDA approved a second sNDA for lymphatic mapping in solid tumors and added sentinel lymph node detection for breast cancer and melanoma to the approved indications. The FDA also allowed expanded utilization of Lymphoseek with or without scintigraphic imaging, known as lymphoscintigraphy, to enable pre-operative imaging and mapping of lymph nodes to facilitate node localization during surgical procedures. Lymphoseek is now the first and only FDA-approved radiopharmaceutical agent for sentinel lymph node detection and is the only FDA-approved agent for lymphatic mapping of solid tumors. Additional trials, including an ongoing trial in colorectal cancer, and others in various stages of execution, planning or consideration, are anticipated to provide additional data to potentially support expansion of the Lymphoseek opportunity.

We submitted our Marketing Authorization Application (MAA) for Lymphoseek to the EMA in December 2012. In September 2014, the Committee for Medicinal Products for Human Use (CHMP) adopted a positive opinion recommending marketing authorization for Lymphoseek for use in the EU in imaging and intraoperative detection of sentinel lymph nodes draining a primary tumor in adult patients with breast cancer, melanoma, or localized squamous cell carcinoma of the oral cavity. The CHMP's positive opinion was reviewed by the European Commission (EC), which has the authority to approve medicinal products for use in the 28 countries of the EU and generally follows the recommendations of the CHMP. The EC granted marketing authorization for Lymphoseek in the EU in November 2014.

Lymphoseek - Clinical Data and Licensing Background

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

In January 2015, we announced that an analysis comparing sentinel lymph node (SLN) biopsy procedures using Lymphoseek (TcTM) + vital blue dye (VDB) to filtered [99mTc] sulfur colloid (fTcSC) + VBD in breast cancer patients was published in the Annals of Surgical Oncology. Results demonstrated that (i) Lymphoseek patients had significantly fewer SLNs removed per procedure (mean TcTM: 1.85 vs. fTcSC: 3.24, p < 0.0001); (ii) proportionally fewer nodes were necessary to detect cancer spread; and (iii) nodes removed using Lymphoseek held greater predictive value for diagnosing the spread of breast cancer to lymph nodes. The study, “Comparison of [99mTc]Tilmanocept and Filtered [99mTc]Sulfur Colloid for Identification of SLNs in Breast Cancer Patients,” authored by Anne Wallace, M.D., et. al., at the UC San Diego School of Medicine was published in the January print issue of the journal Annals of Surgical Oncology.

In February 2015, we announced the peer-reviewed publication of results from a Phase 3 clinical trial of Lymphoseek in patients with certain head and neck cancer in the journal Annals of Surgical Oncology. The trial assessed the performance of Lymphoseek-guided sentinel node biopsy against the standard of care, nodal pathology, in planned elective neck dissection. Results demonstrated that Lymphoseek met the primary efficacy endpoint of accurately identifying sentinel lymph nodes in subjects with node-negative squamous cell carcinoma of the oral cavity, as compared to the removal of all lymph nodes during multiple level nodal dissection surgery of the head and neck. Pathology assessment of lymph nodes from the multiple-level nodal dissection surgery is considered the “gold standard” to determine the presence and extent of cancer spread. The study, “[99mTc]Tilmanocept Accurately Detects Sentinel Lymph Nodes and Predicts Pathology Status in Patients with Oral Squamous Cell Carcinoma of the Head and Neck: Results of a Phase III Multi-Institutional Trial” was published as an Online First article in the journal Annals of Surgical Oncology. Data from this study were previously presented in part at the 2013 Society of Nuclear Medicine and Molecular Imaging Annual Meeting (Vancouver, British Columbia), at the 2013 American College of Surgeons Clinical Congress (Washington, DC), and at the 6th European Congress on Head and Neck Oncology-2014 (Liverpool, UK).

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

Manocept Platform - Diagnostics and Therapeutics Background

Navidea’s Manocept platform is predicated on the ability to specifically target the CD206 mannose receptor expressed on macrophages. Macrophages play important roles in many disease states and are an emerging target in many diseases where diagnostic uncertainty exists. This flexible and versatile platform serves as an engine for purpose-built molecules that may enhance diagnostic accuracy, clinical decision-making and ultimately patient care, while offering the potential to utilize a breadth of diagnostic modalities, including SPECT, PET, intra-operative and/or optical-fluorescence detection, as well as potentially in the delivery of therapeutic compounds targeting macrophages and their role in a variety of immune- and inflammation-based disorders. The Company’s FDA-approved sentinel node/lymphatic mapping agent, Lymphoseek, is representative of the ability to successfully exploit this mechanism to develop powerful new products.

Impairment of the macrophage-driven disease mechanisms is an area of increasing focus in medicine. The number of people affected by all the inflammatory diseases combined is estimated at more than 40 million in the United States and perhaps 700 million worldwide, making these macrophage-mediated diseases an area of remarkable clinical importance. There are many recognized disorders having macrophage involvement, including rheumatoid arthritis (RA), atherosclerosis/vulnerable plaque, Crohn’s disease, tuberculosis (TB), systemic lupus erythematosis, Kaposi’s Sarcoma (KS), and others that span clinical areas in oncology, autoimmunity, infectious diseases, cardiology, and inflammation. Data from studies using agents from the Manocept platform in RA, KS and TB were published in a special supplement, Nature Outlook: Medical Imaging, in Nature’s October 31, 2013 issue. The supplement included a White Paper by Navidea entitled “Innovations in receptor-targeted precision imaging at Navidea: Diagnosis up close and personal,” focused on the Manocept platform.

In February 2014, data utilizing compounds from our Manocept platform in models of RA were presented by representatives from The Ohio State University at a Keystone Symposia on Molecular Cell Biology of Macrophages in Human Disease. The studies demonstrate the ability of fluorescent Cy3-tilmanocept to identify and localize to disease-state macrophages when administered intravenously, enabling detection of immune-mediated arthritis in affected joints in vivo in mice. Results were confirmed using histopathology. The data highlighted the identification of immune-mediated inflammation seen in arthritic joints of arthritis-affected mice but not in control mice or un-affected joints within arthritis-affected mice. The imaging results in this study showed preferential localization of macrophages by Cy3-tilmanocept in affected joints with little to no localization in unaffected joints.

In April 2014, collaborators from the University of California, San Francisco presented results at the 2014 American Association for Cancer Research conference, highlighting the potential utility of imaging agents derived from the Manocept platform in identifying affected tissues and lymph nodes in patients with KS. The investigators concluded that, based on the results obtained, labeled imaging agents from the CD206-targeting Manocept platform provide potential avenues to enhance diagnosis and staging in this disorder.

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

Also in July 2014, the Company completed a license agreement with UCSD for the exclusive world-wide rights in all diagnostic and therapeutic uses of tilmanocept. The license agreement is effective until the third anniversary of the expiration date of the longest-lived underlying patent. Under the terms of the license agreement, UCSD has granted us the exclusive rights to make, use, sell, offer for sale and import licensed products for all diagnostic and therapeutic uses as defined in the agreement and to practice the defined licensed methods during the term of the agreement. We may also sublicense the patent rights, subject to certain sublicense terms as defined in the agreement. In consideration for the license rights, we agreed to pay UCSD a license issue fee of $25,000 and license maintenance fees of $25,000 per year. We also agreed to make payments to UCSD upon successfully reaching certain clinical, regulatory and cumulative sales milestones, and a royalty on net sales of licensed products subject to a $25,000 minimum annual royalty. We also agreed to reimburse UCSD for all patent-related costs and to meet certain diligence targets.

Over the course of the last few years, management has provided periodic updates regarding the status of the NAV1800 development program we previously referred to as the RIGS program, or radio-immuno-guided surgery. RIGS was originally intended to use a monoclonal antibody as an aid in identifying a primary tumor, ascertaining tumor margins, or determining the extent and location of occult and metastatic tumor in patients with solid tumor cancers, such as colorectal cancer, ovarian cancer, prostate cancer, lung cancer and other cancers of epithelial origin. The detection of clinically occult tumor is intended to provide the surgeon with a more accurate assessment of the extent and location of disease, and therefore may impact the surgical and therapeutic management of the patient.

Our most recent comments regarding NAV1800 had indicated the lower prioritization of this program relative to our other development activities and comments to the effect that we would not be spending on this program beyond the boundaries of the $1.5 million grant we were awarded in September 2012. Part of our ongoing consideration of the RIGS program has involved an evaluation of the manufacturability of the monoclonal antibody known as CC49 and its humanized derivative, and ultimately their clinical and commercial viability. In recent years, these evaluations have caused us to question the viability of the monoclonal antibody initiative as it was originally envisioned. During the same time period, we’ve learned more about tilmanocept, the underlying Manocept backbone, and the potential utility of tilmanocept in identifying tumor-associated macrophages (TAMs), and their consequent potential utility in identifying tumor itself. To that end, we petitioned the NIH to repurpose the grant we were previously awarded towards the study of TAMs in colorectal cancer. We recently received confirmation of the acceptance of this repurposing. We expect this repurposed grant will now support the collaboration we entered into in November 2013 with investigators at the University of Alabama at Birmingham (UAB) to assess diagnostic approaches in colorectal cancer patients. We recognize this repurposing represents a major refocusing of the original RIGS initiative, but we are confident that this change represents the best course of action at this time towards benefiting patients afflicted with colorectal cancer and is one which is consistent with the excitement we’re seeing on many fronts related to our work on the Manocept platform. However, we cannot assure you that if further clinical trials for this product proceed, that they will be successful, that the product will achieve regulatory approval, or if approved, that it will achieve market acceptance. See Risk Factors.

Macrophage Therapeutics Background

In December 2014, the Company formed a new business unit, Macrophage Therapeutics, to further explore therapeutic applications for the Manocept platform. In January 2015, we incorporated the business unit as Macrophage Therapeutics, Inc., a wholly-owned subsidiary of Navidea.

Also in December 2014, Macrophage Therapeutics hosted a conference where data was presented using the Manocept platform compound, tilmanocept, that was generated by independent academic collaborators with expertise in the HIV/AIDS, cancer, TB, RA and cardiovascular disease therapeutic areas. The technical presentations highlighted tilmanocept’s ability to target activated macrophages implicated in pathology.

In February 2015, we announced the appointment of leading experts to a newly formed scientific advisory board (SAB) to serve as a strategic resource to Macrophage Therapeutics as it looks to develop therapeutic applications for Navidea’s Manocept platform. The inaugural SAB consortium is comprised of world-renowned scientists and clinicians in the areas of oncology, immunology, autoimmune diseases and macrophage biology. The SAB will serve as an ongoing resource to provide management with counsel and guidance pertaining to the research, development, and clinical application of Manocept technology.

In March 2015, Macrophage Therapeutics, Inc. (MT) entered into an agreement to sell up to 50 shares of its Series A Convertible Preferred Stock (MT Preferred Stock) and warrants to purchase up to 1,500 common shares of Macrophage Therapeutics (MT Common Stock) to Platinum-Montaur Life Sciences, LLC (Platinum) and Dr. Michael Goldberg for a purchase price of $50,000 per share of MT Preferred Stock. On March 13, 2015, we announced that definitive agreements with the investors had been signed for the sale of the first tranche of 10 shares of MT Preferred Stock and warrants to purchase 300 shares of MT Common Stock to these investors, with gross proceeds to Macrophage Therapeutics of $500,000. Under the agreement, 40% of the MT Preferred Stock and warrants are committed to be purchased by Dr. Goldberg, and the balance by Platinum. The full 50 shares of MT Preferred Stock and warrants to be sold under the agreement are convertible into and exercisable for MT Common Stock representing an aggregate 1% interest on a fully converted and exercised basis.

In addition, we entered into an Exchange Agreement with the investors providing them an option to exchange their MT Preferred Stock for our common stock in the event that MT has not completed a public offering with gross proceeds to MT of at least $50 million by the second anniversary of the closing of the initial sale of MT Preferred Stock, at an exchange rate per share obtained by dividing $50,000 by the greater of (i) 80% of the twenty-day volume weighted average price per share of our common stock on the second anniversary of the initial closing or (ii) $3.00. To the extent that the investors do not timely exercise their exchange right, we have the right to redeem their MT Preferred Stock for a price equal to $58,320 per share. We also granted MT an exclusive license for certain therapeutic applications of the Manocept technology.

The Company continues to evaluate emerging data in other disease states to define areas of focus, development pathways and partnering options to capitalize on the Manocept platform, including ongoing studies in KS and RA. The immune-

inflammatory process is remarkably complex and tightly regulated with indicators that initiate, maintain and shut down the process. Macrophages are immune cells that play a critical role in the initiation, maintenance, and resolution of inflammation. They are activated and deactivated in the inflammatory process. Because macrophages may promote dysregulation that accelerates or enhances disease progression, diagnostic and therapeutic interventions that target macrophages may open new avenues for controlling inflammatory diseases. We cannot assure you that further evaluation or development will be successful, that any Manocept platform product candidate will ultimately achieve regulatory approval, or if approved, the extent to which it will achieve market acceptance. See Risk Factors.

NAV4694 (Candidate for Out-License)

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

In May 2014, the Board of Directors made the decision to refocus the Company's resources to better align the funding of our pipeline programs with the expected growth in Lymphoseek revenue. This realignment primarily involved reducing our near-term support for our neurological product candidates, including NAV4694, as we sought a development partner or partners for these programs. The Company is currently engaged in evaluating term sheets related to NAV4694.

NAV5001 (Candidate for Out-License)

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

In May 2014, the Board of Directors made the decision to refocus the Company's resources to better align the funding of our pipeline programs with the expected growth in Lymphoseek revenue. This realignment primarily involves reducing our near-term support for our neurological product candidates, including NAV5001, as we seek to secure a development partner for these programs. The Company is currently engaged in evaluating term sheets related to NAV5001.

Market Overviews

Lymphoseek - Cancer Market Overview

Cancer is the second leading cause of death in the U.S. and Western Europe. The American Cancer Society (ACS) estimates that cancer will cause over 589,000 deaths in 2015 in the U.S. alone. The Agency for Healthcare Research and Quality (AHRQ) has estimated that the direct medical costs for cancer in the U.S. for 2011 were $88.7 billion. Additionally, the ACS estimates that approximately 1.7 million new cancer cases will be diagnosed in the U.S. during 2015. For the types of cancer to which our oncology agents may be applicable (breast, melanoma, head and neck, prostate, lung, colorectal, gastrointestinal and gynecologic), the ACS has estimated that nearly 1.1 million new cases will occur in the U.S. in 2015.

Currently, the application of intraoperative lymphatic mapping (ILM) is most established in breast cancer. Breast cancer is the second leading cause of death from cancer among all women in the U.S. The probability of developing breast cancer generally increases with age, rising from about 1.9% in women under age 49 to 6.7% in women age 70 or older. According to the ACS, over 231,000 new cases of invasive breast cancer are expected to be diagnosed during 2015 in the U.S. alone. The incidence rate for breast cancer appears to be stable. Thus, we believe that the aging of the population, combined with improved education and awareness of breast cancer and diagnostic methods, will continue to lead to an increased number of breast cancer surgical diagnostic procedures.

The use of ILM is also common in melanoma. The ACS estimates that approximately 74,000 new cases of melanoma will be diagnosed in the U.S. during 2015. In addition to breast cancer and melanoma, we believe that our oncology products may have utility in other cancer types with over another 823,000 new cases expected during 2015 in the U.S.

If the potential of Lymphoseek as a radioactive tracing agent is ultimately realized, it may address not only the current breast and melanoma markets on a procedural basis, but also assist in the clinical evaluation and staging of solid tumor cancers and expanding lymph node mapping to other solid tumor cancers such as prostate, gastric, colon, head and neck, gynecologic, and non-small cell lung. Lymphoseek has now been cleared to market in the U.S. for cancers other than breast or melanoma, however, we cannot assure you that it will achieve significant revenue. See Risk Factors.

Manocept Diagnostics and Macrophage Therapeutics Market Overview

Impairment of the macrophage-driven disease mechanism is an area of increasing focus in medicine. The number of people affected by all the inflammatory diseases combined is estimated at more than 40 million in the United States and perhaps 700 million worldwide, making these macrophage-mediated diseases an area of remarkable clinical importance. There are many recognized disorders having macrophage involvement, including rheumatoid arthritis (RA), atherosclerosis/vulnerable plaque, Crohn’s disease, tuberculosis (TB), systemic lupus erythematosis, Kaposi’s sarcoma (KS), and others that span clinical areas in oncology, autoimmunity, infectious diseases, cardiology, and inflammation. Data from studies using agents from the Manocept platform in RA, KS and TB were published in a special supplement, Nature Outlook: Medical Imaging, in Nature’s October 31, 2013 issue. The supplement included a White Paper by Navidea entitled “Innovations in receptor-targeted precision imaging at Navidea: Diagnosis up close and personal,” focused on the Manocept platform. While Navidea’s development of the Manocept platform still in relatively early stage, below is a table summarizing potential target markets in which Manocept may have potential diagnostic or therapeutic applications:

Macrophage-Associated Diseases for CD206 Targeting (thousands)
	Incidence		Prevalence
Disease	Kaposi's Sarcoma	Tuberculosis	Multiple Sclerosis	Crohn's Disease	Systemic Lupus Erythematosus	Rheumatoid Arthritis	Neuro-degenerative Diseases	Diabetes	Athero-sclerosis
Worldwide	50	8,700	1,800	3,800	27,100	60,000	33,000	122,000	480,000

NAV4694 - Alzheimer’s Disease Market Overview

The AA estimates that more than 5.2 million Americans had AD in 2014. On a global basis, Alzheimer’s Disease International estimated in 2013 that there were 44.4 million people living with dementia. AA estimates that total costs for AD care was approximately $214 billion in 2014 and is expected to rise to $1.2 trillion by 2050. AA also estimates that there are over 15 million AD and dementia caregivers providing 17.7 billion hours of unpaid care valued at over $220.2 billion. AD is the sixth-leading cause of death in the country and the only cause of death among the top 10 in the U.S. that cannot be prevented, cured or even slowed. Based on mortality data from 2000-2010, deaths from AD have risen 68 percent while deaths attributed to the number one cause of death, heart disease, decreased 16 percent during the same period. In February 2013, the American Academy of Neurology reported in the online issue of Neurology that the number of people with AD may triple by 2050.

NAV5001 - Parkinson’s Disease Market Overview

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

The PDF estimates that the combined direct and indirect cost of PD is nearly $25 billion per year in the U.S. alone. There are approved therapies for the treatment of PD symptoms but these treatments often become ineffectual as the disease progresses and none have been approved to modify, slow or reverse the disease progression. The burden of this chronic condition is projected to grow substantially over the next few decades as the size of the elderly population grows.  Such projections are driving the need for innovative new treatments to prevent, delay onset, or alleviate symptoms of PD. Slowing Parkinson's progression by 50% would reduce health care costs for PD patients by 35%, representing a dramatic reduction in cost of care even when spread over a longer expected survival and positively impacting the patient quality of life.

Marketing and Distribution

We believe the most preferable and likely distribution partners for Lymphoseek would be entities with established radiopharmaceutical distribution channels, although it is possible that other entities with more traditional oncology or neurological pharmaceutical portfolios may also have interest.

During the fourth quarter of 2007, we executed an agreement with Cardinal Health Inc.’s (Cardinal) Nuclear Pharmacy Services division for the exclusive distribution of Lymphoseek in the U.S. The agreement is for a term of five years from the date of FDA marketing clearance, March 13, 2013. Under the terms of this agreement, Navidea receives a significant share of the revenue from each patient dose of Lymphoseek sold. In addition, Navidea will receive up to $3 million in payments upon the achievement of certain sales milestones by Cardinal Health. We cannot assure you that we will be able to maintain a successful relationship with Cardinal Health, on terms acceptable to the Company, or at all.

In May 2013 the Company announced the commercial launch of Lymphoseek in the U.S. through a distribution agreement with Cardinal. In addition to distributing Lymphoseek to hospitals, Cardinal augments product promotion to nuclear medicine professionals. The Navidea commercial team is responsible for designing and driving Lymphoseek promotional activities and conducting medical education programs tailored to the oncology treatment team, including surgeons and nuclear medicine physicians. Although it is early after the most recent FDA label expansion, we believe we are seeing positive signs in measures of success we believe are critical to the success of our new commercial strategy and deployment.

With respect to Lymphoseek commercialization in Europe, we are aiming to deploy a specialty pharmaceutical strategy to commercialization that would be supportive of premium product positioning and reinforce Lymphoseek's clinical value proposition, as opposed to a commodity or a generics positioning approach. Unlike the U.S., where institutions typically rely on radiopharmaceutical products which are compounded and delivered by specialized radiopharmacy distributors such as Cardinal, institutions in Europe predominantly purchase non-radiolabeled material and compound the radioactive product on-site. In March 2015, we announced that we had entered into an exclusive sublicense agreement for the commercialization and distribution of Lymphoseek 250 microgram kit for radiopharmaceutical preparation (tilmanocept) in the European Union with SpePharm AG (an affiliate of Norgine BV), a European specialist pharmaceutical company with an extensive pan-European presence. Under the terms of the exclusive license agreement, Navidea will supply Lymphoseek product to Norgine; however, Navidea will transfer responsibility for regulatory maintenance of the Lymphoseek Marketing Authorization to Norgine. Norgine will also be responsible for pricing, reimbursement, sales, marketing, medical affairs, and regulatory activities. In connection with entering into the agreement, Navidea is entitled to an upfront payment of $2 million, milestones totaling up to an additional $5 million, and royalties on European net sales. The initial territory covered by the agreement includes all 28 member states of the European Economic Community with the option to expand into additional geographical areas.

In November 2013, Navidea completed an agreement with Enigma Biomedical Group for the distribution of Lymphoseek in Canada, affording local access to that market as well. In January 2014, we entered into a distribution agreement for Lymphoseek in Taiwan with Global Medical Solutions Taiwan, Ltd. (GMST), a leading in-country distributor of nuclear medicine and diagnostic imaging products. The companies will work together to address all needed Taiwanese FDA regulatory requirements and expect local approval in 2015. Prior to complete regulatory approval, in appropriate situations, the product will be made available in accordance with named-patient mechanisms. The agreement anticipates distribution of non-radioactive kits as well as unit-dose product which will be radiolabeled at the GMST commercial radiopharmacy, affording flexibility in meeting the needs of end users in the Taiwanese market.

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

We also commenced shipment of Lymphoseek to select medical centers in the Middle East in late 2013. In September 2014, we executed a non-exclusive distribution agreement for distribution of Lymphoseek in Puerto Rico. We believe that with international partnerships to complement our position in the U.S. and EU, we will help establish Lymphoseek as a global leader in lymphatic mapping, as we are aware of no other company which has this global geographic range. We cannot assure you that Lymphoseek will achieve regulatory approval in any market outside the U.S. or EU, or if approved, that it will achieve market acceptance in any market.

We currently have no distribution agreements for NAV4694 or NAV5001. In addition, it should be noted that the distribution model we have established with Cardinal Health in the U.S. for Lymphoseek may not necessarily be applicable to other markets or even our other potential radiopharmaceutical candidates due to differences in regional distribution infrastructure, regulation and medical practice patterns. We cannot assure you that we will be successful in securing collaborative partners for other global markets or radiopharmaceutical products, or that we will be able to negotiate acceptable terms for such arrangements. See Risk Factors.

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

Lymphoseek Manufacturing

Reliable Biopharmaceutical Corporation (Reliable) produces the drug substance and OSO BioPharmaceuticals Manufacturing, LLC (OsoBio) performs final product manufacturing including final drug formulation, lyophilization (freeze-drying) and packaging processes. Once packaged, the vialed drug can then be shipped to a hospital or regional commercial radiopharmacy where it will be made radioactive (radiolabeled) with 99mTc to become the final form of Lymphoseek to be administered to a patient. Both organizations have assisted Navidea in the preparation of the chemistry, manufacturing and control (CMC) sections of our submissions to the FDA and the EMA. Both Reliable and OsoBio are registered manufacturers with the FDA and the EMA.

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

NAV4694 Manufacturing

Supplies of NAV4694 used in clinical development through Phase 2b were manufactured by AstraZeneca through various arrangements. In May 2012, we executed an agreement with Molecular NeuroImaging, LLC (MNI) to produce and distribute NAV4694 to imaging centers within a specified geographic region. In October 2012, we completed an agreement with Spectron mrc, LLC (Spectron) to produce NAV4694 for use at certain clinical trial sites. In August 2013, we entered into a Manufacturing Services Agreement with PETNET Solutions, Inc. (PETNET) for the manufacture and distribution of NAV4694 with an initial term of 3 years. Under the terms of the agreement, PETNET will manufacture NAV4694 clinical trial material at select U.S. radiopharmacies, with the possibility of expanding into additional PETNET locations in the future. Given the uncertainty regarding our involvement in future development of NAV4694, we cannot assure you that we will be successful in executing future agreements for the supply of NAV4694 on terms acceptable to the Company, or at all.

NAV5001 Manufacturing

Supplies of NAV5001 used in clinical development through Phase 3 were manufactured by Alseres Pharmaceuticals, Inc. (Alseres) under an agreement they had in place with Nordion, Inc., a Canadian corporation and well-recognized manufacturer of 123I and nuclear medicine labeled imaging agents. In May 2013, we entered into an agreement with Nordion (Canada) Inc. (Nordion) to produce and supply NAV5001 for our late-phase clinical trials. Nordion will radiolabel NAV5001, manage the manufacturing logistics, and ship it to third-party clinical trial sites on behalf of Navidea. The initial three-year term expires in May 2016. Given the uncertainty regarding our involvement in future development of NAV5001, we cannot assure you that we will be successful in executing future agreements for the supply of NAV5001 on terms acceptable to the Company, or at all.

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

We expect to encounter significant competition for our pharmaceutical products. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before us may achieve a significant competitive advantage if their products work through a similar mechanism as our products and if the approved indications are similar. A number of biotechnology and pharmaceutical companies are developing new products for the treatment of the same diseases being targeted by us. In some instances, such products have already entered late-stage clinical trials or received FDA approval and may be marketed for some period prior to the approval of our products.

We believe that our ability to compete successfully will be based on our ability to create and maintain scientifically advanced “best-in-class” technology, develop proprietary products, attract and retain scientific personnel, obtain patent or other protection for our products, obtain required regulatory approvals and manufacture and successfully market our products, either alone or through third parties. We expect that competition among products cleared for marketing will be based on, among other things, product efficacy, safety, reliability, availability, price, and patent position. See Risk Factors.

Lymphoseek Competition

Surgeons who practice the lymphatic mapping procedure for which Lymphoseek is intended currently use other radiopharmaceuticals such as a sulfur colloid compound in the U.S., and other colloidal compounds in other markets. In addition, some surgeons still use vital blue dyes to assist in the visual identification of the draining lymphatic tissue around a primary tumor. In the U.S., sulfur colloid is manufactured by Pharmalucence, a subsidiary of Sun Pharmaceutical Industries Ltd. Sulfur colloid had been used “off-label” in the U.S. for ILM until July 2011, when it was approved by the FDA for use in lymphatic mapping in breast cancer patients based on a statistical meta-analysis of published literature that compared the use of sulfur colloid with that of the vital blue dyes. The product label for sulfur colloid was expanded to cover lymphatic mapping in melanoma in August 2012, again on the basis of a meta-analysis of published literature. In the EU and certain Pacific Rim markets, there are other colloidal-based compounds with various levels of approved labeling for use in lymphatic mapping, although a number of countries still employ the use of products used “off-label.”

NAV4694 Competition

Several potential competitive [18F] products have been approved for use as biomarkers to aid in detection of AD. Developed through Eli Lilly’s wholly-owned Avid Radiopharmaceuticals (Avid), florbetapir, now known as Amyvid, received FDA approval to market in April 2012. Florbetapir also received marketing authorization in the EU in January 2013. In addition to fluorbetapir, there are two other beta-amyloid imaging agents available: florbetaben from Piramal Enterprises, Imaging Division, and flutemetamol from GE Healthcare. In October 2013, the FDA approved flutemetamol, under the name VizamylTM, for adults being evaluated for AD and dementia with PET brain imaging. Florbetaben, now called NeuraceqTM, received EMA approval for use in PET imaging of the brain to estimate beta-amyloid neuritic plaque density in adult patients with cognitive impairment who are being evaluated for AD and other causes of cognitive decline from the EMA in February 2014 and from the FDA in March 2014.

NAV5001 Competition

In July 2000, GE Healthcare received EMA approval to market DaTscanTM (Ioflupane 123I Injection), a radiopharmaceutical agent intended for use with SPECT imaging for the detection of dopamine transporters in the brains of adult patients with suspected Parkinsonian syndromes, in the EU. DaTscan was developed to help physicians evaluate neurodegenerative movement disorders, such as idiopathic (of unknown cause) PD. In July 2006, GE Healthcare received expanded approval in the EU for DaTscan for use in DLB. For patients with dementia, DaTscan has been successfully used in Europe to separate Alzheimer’s disease from DLB. This has important implications in determining which medications can be safely used to treat the dementia. GE Healthcare received FDA approval to market DaTscan in the U.S. in January 2011.

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

We require our employees, consultants, advisers, and suppliers to execute a confidentiality agreement upon the commencement of an employment, consulting or manufacturing relationship with us. The agreement provides that all confidential information developed by or made known to the individual during the course of the relationship will be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual will be the exclusive property of our company. We cannot assure you, however, that these agreements will provide meaningful protection for our trade secrets in the event of an unauthorized use or disclosure of such information. We also employ a variety of security measures to preserve the confidentiality of our trade secrets and to limit access by unauthorized persons. We cannot assure you, however, that these measures will be adequate to protect our trade secrets from unauthorized access or disclosure. See Risk Factors.

Manocept/Lymphoseek Intellectual Property

Lymphoseek , as well as certain aspects of intellectual property underlying the Manocept platform, is under exclusive worldwide license from the Regents of the University of California. The license grants Navidea the commercialization rights to Lymphoseek for diagnostic imaging and intraoperative detection applications.

Lymphoseek, including the Manocept backbone composition and methods of use, is also the subject of 3 patent families totaling 19 patents and patent applications in the United States and certain major foreign markets. The patents and patent applications held by the Regents of the University of California have been licensed exclusively to Navidea for all diagnostic and therapeutic uses worldwide. The first composition of matter patent covering Manocept was issued in the United States in June 2002. The claims of the composition of matter patent covering Manocept have been allowed in the EU and issued in the majority of major-market EU countries in 2005. The composition of matter patent has also been issued in Japan. We have filed additional patent applications in the U.S. and certain major foreign markets related to manufacturing processes for Lymphoseek and Manocept, the first of which was issued in the U.S. in 2013. We have filed further patent applications jointly with The Ohio State Innovation Foundation related to CD206 expressing cell-related disorders. We will also rely on trademark protection for products that we expect to commercialize and have registered or are in the process of registering the marks Lymphoseek® and Manocept™ in the U.S. and other markets.

NAV4694 Intellectual Property

NAV4694 is being developed under an exclusive worldwide license from AstraZeneca. The NAV4694 license grants Navidea commercialization rights to the fluorine-18 labeled biomarker for use as an aid in the diagnosis of AD. NAV4694 is the subject of 3 issued patents and 18 patents pending in 12 foreign jurisdictions covering the [18F]NAV4694 drug substance and the NAV4694 precursor.

NAV5001 Intellectual Property

NAV5001 is being developed under an exclusive sublicense from Alseres. The NAV5001 sublicense grants Navidea commercialization rights to the iodine-123 labeled biomarker for use as an aid in the diagnosis of PD and other movement disorders, with potential use as a diagnostic aid in dementia. NAV5001 is the subject of 2 issued patents, each expiring in 2030, 3 patent applications pending in the U.S., and 9 patent applications pending in 3 foreign jurisdictions.

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

The U.S. Drug Approval Process

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

The NDA for Lymphoseek was submitted with the intention for use in intraoperative lymphatic mapping across a broad range of cancers. As a part of their review, the FDA examined the pre-clinical, clinical and CMC data supporting our application, and, as is also typical of such reviews, conducted site audits of our facilities and those of the sites where the referenced clinical trials were performed, as well as of contract suppliers and third party vendors being used in the manufacturing and quality assessment processes for Lymphoseek. Lymphoseek was approved and indicated for use in lymphatic mapping for breast cancer and melanoma by the FDA in March 2013. In June 2014, the FDA approved a supplemental New Drug Application (sNDA) for the expanded use of Lymphoseek indicated for guiding sentinel lymph node biopsy in head and neck cancer patients with squamous cell carcinoma of the oral cavity. In October 2014, the FDA approved a second sNDA for lymphatic mapping in solid tumors and added sentinel lymph node detection for breast cancer and melanoma to the approved indications. The FDA also allowed expanded utilization of Lymphoseek with or without scintigraphic imaging, known as lymphoscintigraphy, to enable pre-operative imaging and mapping of lymph nodes to facilitate node localization during surgical procedures. Additional trials, including an ongoing trial in colorectal cancer, and others in various stages of execution, planning or consideration, are anticipated to provide additional data to potentially support expansion of the Lymphoseek opportunity. We cannot assure you that Lymphoseek will achieve regulatory approval in any market outside the U.S. or EU, or if approved, that it will achieve market acceptance in any market. See Risk Factors.

The FDA has various programs, including fast track, priority review and accelerated approval, which are intended to expedite or simplify the process of reviewing drugs and/or provide for approval on the basis of surrogate endpoints. Generally, drugs that may be eligible for one or more of these programs are those for serious or life threatening conditions, those with the potential to address unmet medical needs and those that provide meaningful benefit over existing treatments. We cannot assure you that any of our drug candidates will qualify for any of these programs, or that, if a drug candidate does qualify, the review time will be reduced or the product will be approved.

After approval, certain changes to the approved product, such as adding new indications, making certain manufacturing changes or making certain additional labeling claims, are subject to further FDA review and approval. Obtaining approval for a new indication generally requires that additional clinical studies be conducted.

U.S. Post-Approval Requirements

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

We submitted our MAA for Lymphoseek to the EMA in December 2012. In September 2014, the CHMP adopted a positive opinion recommending marketing authorization for Lymphoseek for use in the EU in imaging and intraoperative detection of sentinel lymph nodes draining a primary tumor in adult patients with breast cancer, melanoma, or localized squamous cell carcinoma of the oral cavity. The CHMP's positive opinion was reviewed by the European Commission (EC), which has the authority to approve medicinal products for use in the 28 countries of the EU and generally follows the recommendations of the CHMP. The EC granted marketing authorization for Lymphoseek in the EU in November 2014.

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

Corporate Information

Our executive offices are located at 5600 Blazer Parkway, Suite 200, Dublin, OH 43017. Our telephone number is (614) 793-7500. “Navidea”, the Navidea logo, “Lymphoseek” and “RIGS” are trademarks of Navidea Biopharmaceuticals, Inc. or its subsidiaries in the U.S. and/or other countries. Other trademarks or service marks appearing in this report may be trademarks or service marks of other owners.

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

Financial Statements

Our consolidated financial statements and the related notes, including revenues, income (loss), total assets and other financial measures are set forth at pages F-1 through F-32 of this Form 10-K.

Research and Development

We spent approximately $16.8 million, $23.7 million and $16.9 million on research and development activities in the years ended December 31, 2014, 2013 and 2012, respectively.

Employees

As of February 28, 2015, we had 46 full-time and 8 part-time employees. We consider our relations with our employees to be good.

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

If we do not achieve commercial success with our approved product or if we do not successfully develop any additional product candidates into marketable products, we may be unable to generate significant revenue or become profitable.

We divested the neoprobe GDS line of gamma detection medical devices in August 2011. Through that time, sales of gamma detection devices represented our primary source of revenue. As a result, our near-term financial success depends in large part on Lymphoseek achieving commercial success in the U.S. and, pending approval in other markets, on achievement of commercial success in those markets as well. Lymphoseek was approved and indicated for use in lymphatic mapping for breast cancer and melanoma by the FDA in March 2013. In June 2014, the FDA approved a supplemental New Drug Application (sNDA) for the expanded use of Lymphoseek indicated for guiding sentinel lymph node biopsy in head and neck cancer patients with squamous cell carcinoma of the oral cavity. In October 2014, the FDA approved a second sNDA for lymphatic mapping in solid tumors and added sentinel lymph node detection for breast cancer and melanoma to the approved indications. The FDA also allowed expanded utilization of Lymphoseek with or without scintigraphic imaging, known as lymphoscintigraphy, to enable pre-operative imaging and mapping of lymph nodes to facilitate node localization during surgical procedures. Additional trials, including an ongoing trial in colorectal cancer, and others in various stages of execution, planning or consideration, are anticipated to provide additional data to potentially support expansion of the Lymphoseek opportunity. We began generating revenues from product sales of Lymphoseek in the second quarter of 2013. As we continue to realize revenues from Lymphoseek, it is possible we will ultimately receive payments related to the achievement of certain sales milestones by our marketing partner in the U.S. However, we cannot assure you that Lymphoseek will achieve commercial success in the U.S. or any other global market, that we will realize sales at levels necessary for us to achieve sales milestone payments, or that revenue from Lymphoseek will lead to us becoming profitable.

Additional product candidates based on the Manocept platform are in various stages of pre-clinical and clinical development. Regulatory approval for additional Manocept-based product candidates may not be successful, or if successful, may not result in increased sales. Additional clinical testing for products based on our Manocept platform, NAV4694, NAV5001, or other product candidates, may not be successful and, even if they are, we may not be successful in developing any of them into a commercial product which will provide sufficient revenue to make us profitable.

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

Obtaining regulatory approval to market drugs to diagnose or treat cancer and other diseases is expensive, difficult and risky. Preclinical and clinical data as well as information related to the CMC processes of drug production can be interpreted in different ways which could delay, limit or preclude regulatory approval. Negative or inconclusive results, adverse medical events during a clinical trial, or issues related to CMC processes could also delay, limit or prevent regulatory approval. Even if we receive regulatory clearance to market a particular product candidate, the approval could be conditioned on us conducting additional costly post-approval studies or could limit the indicated uses included in our labeling.

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

With the historical exception of our discontinued medical device businesses, we have dedicated and will continue to dedicate substantially all of our resources to the research and development of our radiopharmaceutical technologies and related compounds. Lymphoseek is now approved for use in lymphatic mapping in solid tumors and in sentinel lymph node detection for breast cancer and melanoma in the U.S. Lymphoseek has also been approved for use in imaging and intraoperative detection of sentinel lymph nodes draining a primary tumor in adult patients with breast cancer, melanoma, or localized squamous cell carcinoma of the oral cavity in the EU. However, our other compounds currently are in research or development and have not received marketing approval.

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

Clinical trials for our product candidates will be lengthy and expensive and their outcome is uncertain.

Before obtaining regulatory approval for the commercial sale of any product candidates, we must demonstrate through preclinical testing and clinical trials that our product candidates are safe and effective for use in humans. Conducting clinical trials is a time consuming, expensive and uncertain process and may take years to complete.

With respect to Lymphoseek, we expect to support a number of efforts in various indications, whether internally sponsored or under investigator-sponsored studies, to provide additional data to support expansion of the Lymphoseek opportunity. We also expect to sponsor efforts to explore the Manocept platform, whether in potential diagnostic uses or investigation of uses related to Macrophage Therapeutics.

With respect to NAV4694, AstraZeneca completed clinical development through a Phase 2a level. We currently have active trials in subjects with MCI initiated in March 2013 and a Phase 3 autopsy-based trial initiated in June 2013 to support registration in the U.S. and the EU; however, enrollment in both of these trials has been temporarily suspended while we determine the future of the program in connection with evaluation of a term sheet.

With respect to NAV5001, Alseres completed five clinical trials in over 600 subjects. Alseres received a Phase 3 SPA from the FDA for NAV5001 in 2009. We are currently supporting Phase 3 trials in subjects with PD; however, enrollment in both of these trials has been temporarily suspended while we evaluate the future of the program within Navidea in connection with evaluation of a term sheet. Each Phase 3 trial is the subject of a SPA agreement with the FDA.

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

While we have achieved some level of success in our clinical trials for Lymphoseek as indicated by the FDA and EMA approvals, and our licensing partners have also achieved successful outcomes from earlier trials of NAV4694 and NAV5001, the results of some of these clinical trials that have not been yet reviewed by the FDA or other regulatory bodies, as well as pending and future trials for these and other product candidates that we may develop or acquire, are subject to review and interpretation by various regulatory bodies during the regulatory review process and may ultimately fail to demonstrate the safety or effectiveness of our product candidates to the extent necessary to obtain regulatory approval, or that commercialization of our product candidates is worthwhile. Any failure or substantial delay in successfully completing clinical trials and obtaining regulatory approval for our product candidates could materially harm our business.

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

In August 2013, we announced that the CMS issued a HCPCS “C Code” for Lymphoseek. We anticipate that the reimbursement code, which became effective on October 1, 2013, will streamline the billing and reimbursement process for hospital providers who use Lymphoseek and support its fair and equitable reimbursement. The pass-through provisions supporting this C Code are expected to extend through December 31, 2015. Lymphoseek has also been granted a permanent “A Code” effective January 1, 2014. We believe these developments may assist in advancing utilization of Lymphoseek. However, we cannot assure you that, following the expiration of the pass-through provisions, we will be successful in establishing or obtaining a separately reimbursable status for Lymphoseek and therefore the cost of Lymphoseek may need to be absorbed by the institution as a part of the bundled procedural code for the surgical procedure in which Lymphoseek is used. If this is the case, our expectations of the pricing we expect to achieve for Lymphoseek and the related potential revenue may be significantly diminished.

We may be unable to establish or contract for the pharmaceutical manufacturing capabilities necessary to develop and commercialize our potential products.

We are in the process of establishing third-party clinical manufacturing capabilities for our compounds under development. We intend to rely on third-party contract manufacturers to produce sufficiently large quantities of drug materials that are and will be needed for clinical trials and commercialization of our potential products. Third-party manufacturers may not be able to meet our needs with respect to timing, quantity or quality of materials.

We have a supply agreement with Reliable to manufacture the drug substance for our Lymphoseek product and a manufacturing agreement with OsoBio for the finishing and vialing of our Lymphoseek product. However, if we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, revenues from Lymphoseek may be adversely impacted. In addition, clinical trials for our other product candidates may be delayed, thereby delaying the submission of product candidates for regulatory approval and the market introduction and subsequent commercialization of our potential products, and for approved products, any such delays, interruptions or other difficulties may render us unable to supply sufficient quantities to meet demand. Any such delays or interruptions may lower our revenues and potential profitability.

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

NAV4694 is expected to compete against florbetapir, also known as Amyvid, a first-generation beta-amyloid imaging agent for which Eli Lilly received FDA approval in 2012. Florbetapir also received marketing authorization in the EU in January 2013. There are two additional first-generation beta-amyloid imaging agents available: florbetaben from Piramal Enterprises, Imaging Division, and flutemetamol from GE Healthcare. In October 2013, the FDA approved flutemetamol, under the name Vizamyl, for adults being evaluated for AD and dementia with PET brain imaging. Florbetaben, now called Neuraceq, received EMA approval for use in PET imaging of the brain to estimate beta-amyloid neuritic plaque density in adult patients with cognitive impairment who are being evaluated for AD and other causes of cognitive decline from the EMA in February 2014 and from the FDA in March 2014.

NAV5001’s primary competitor is expected to be ioflupane, marketed as DaTscan by GE Healthcare. DaTscan was developed to help physicians evaluate neurodegenerative movement disorders, such as idiopathic (of unknown cause) PD. GE Healthcare received EMA approval to market DaTscan in the EU in July 2000. In July 2006, GE Healthcare received expanded approval in the EU for DaTscan for use in DLB. GE Healthcare received FDA approval to market DaTscan in the U.S. in January 2011.

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

If any of our license agreements for intellectual property underlying Lymphoseek, our Manocept platform, or any other products or potential products are terminated, we may lose the right to develop or market that product.

We have licensed intellectual property, including patents and patent applications relating to the underlying intellectual property for Lymphoseek and our Manocept platform. We may also enter into other license agreements or acquire other product candidates. The potential success of our product development programs depend on our ability to maintain rights under these licenses, including our ability to achieve development or commercialization milestones contained in the licenses. Under certain circumstances, the licensors have the power to terminate their agreements with us if we fail to meet our obligations under these licenses. We may not be able to meet our obligations under these licenses. If we default under any license agreement, we may lose our right to market and sell any products based on the licensed technology.

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

With respect to Lymphoseek and Manocept, NAV4694 and NAV5001, we have exclusively licensed certain issued patents and pending patent applications covering the respective technologies underlying these product candidates and their commercialization and use and we have licensed certain issued patents and pending patent applications directed to product compositions and chemical modifications used in product candidates for commercialization, and the use and the manufacturing thereof.

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

We may become involved in disputes with UCSD, AstraZeneca, Alseres or potential future collaborators over intellectual property ownership, and publications by our research collaborators and scientific advisors could impair our ability to obtain patent protection or protect our proprietary information, which, in either case, could have a significant effect on our business.

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

We do not currently carry cyber risk insurance.

We are subject to domestic and foreign anticorruption laws, the violation of which could expose us to liability, and cause our business and reputation to suffer.

We are subject to the U.S. Foreign Corrupt Practices Act and similar anti-corruption laws in other jurisdictions. These laws generally prohibit companies and their intermediaries from engaging in bribery or making other prohibited payments to government officials for the purpose of obtaining or retaining business, and some have record keeping requirements. The failure to comply with these laws could result in substantial criminal and/or monetary penalties. We operate in jurisdictions that have experienced corruption, bribery, pay-offs and other similar practices from time-to-time and, in certain circumstances, such practices may be local custom. We have implemented internal control policies and procedures that mandate compliance with these anti-corruption laws. However, we cannot be certain that these policies and procedures will protect us against liability. There can be no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or agents are found to have engaged in such practices, we could suffer severe criminal or civil penalties and other consequences that could have a material adverse effect on our business, financial position, results of operations and/or cash flow, and the market value of our common stock could decline.

Our international operations expose us to economic, legal, regulatory and currency risks.

Our operations extend to countries outside the United States, and are subject to the risks inherent in conducting business globally and under the laws, regulations, and customs of various jurisdictions. These risks include, but are not limited to: (i) compliance with a variety of national and local laws of countries in which we do business, including but not limited to restrictions on the import and export of certain intermediates, drugs, and technologies, (ii) compliance with a variety of US laws including, but not limited to, the Iran Threat Reduction and Syria Human Rights Act of 2012; and rules relating to the use of certain “conflict minerals” under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) changes in laws, regulations, and practices affecting the pharmaceutical industry and the health care system, including but not limited to imports, exports, manufacturing, quality, cost, pricing, reimbursement, approval, inspection, and delivery of health care, (iv) fluctuations in exchange rates for transactions conducted in currencies other than the functional currency, (v) adverse changes in the economies in which we or our partners and suppliers operate as a result of a slowdown in overall growth, a change in government or economic policies, or financial, political, or social change or instability in such countries that affects the markets in which we operate, particularly emerging markets, (vi) differing local product preferences and product requirements, (vii) changes in employment laws, wage increases, or rising inflation in the countries in which we or our partners and suppliers operate, (viii) supply disruptions, and increases in energy and transportation costs, (ix) natural disasters, including droughts, floods, and earthquakes in the countries in which we operate, (x) local disturbances, terrorist attacks, riots, social disruption, or regional hostilities in the countries in which we or our partners and suppliers operate and (xi) government uncertainty, including as a result of new or changed laws and regulations. We also face the risk that some of our competitors have more experience with operations in such countries or with international operations generally and may be able to manage unexpected crises more easily. Furthermore, whether due to language, cultural or other differences, public and other statements that we make may be misinterpreted, misconstrued, or taken out of context in different jurisdictions. Moreover, the internal political stability of, or the relationship between, any country or countries where we conduct business operations may deteriorate. Changes in a country’s political stability or the state of relations between any such countries are difficult to predict and could adversely affect our operations, profitability and/or adversely impact our ability to do business there. The occurrence of any of the above risks could have a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

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

In addition, our Loan Agreement with Platinum (the Platinum Loan Agreement) carries covenants typical for commercial loan agreements, and similar to those contained in the Oxford Loan Agreement, that impose significant requirements on us. Our ability to comply with these provisions may be affected by changes in our business condition or results of our operations, or other events beyond our control. The breach of any of these covenants would result in a default under the Platinum Loan Agreement, permitting Platinum to terminate our ability to obtain additional draws under the Platinum Loan Agreement and accelerate the maturity of the debt. Such actions by Platinum could materially adversely affect our operations, results of operations and financial condition, including causing us to substantially curtail our product development activities.

Platinum may exercise its conversion right, and that could dilute your ownership and the net tangible book value per share of our common stock.

Platinum may exercise the right to convert all or any portion of the unpaid principal or unpaid interest (the Conversion Amount) accrued on any draw advanced by Platinum under the Platinum Loan Agreement on or after June 25, 2013, beginning on a date that is two years from the date on which such draw was advanced, and thereafter at any time while any portion of such draw is outstanding, into shares of Navidea’s common stock. Platinum may also exercise a conversion right on the amount of any mandatory repayment due following the Company achieving $2,000,000 in cumulative revenues from sales or licensing of Lymphoseek. The conversion option applies to the Conversion Amount if the Company is prohibited from making such repayment under the terms of the Subordination Agreement between Platinum, Oxford and the Company. If Platinum exercises any or all of its conversion rights, the percentage ownership of our current stockholders will be reduced. The issuance of additional common stock may also result in dilution in the net tangible book value per share of our common stock. The $3.2 million outstanding under the Platinum credit facility as of December 31, 2014 is not subject to the conversion option, however the $3.0 million advanced to date in 2015 is subject to the conversion option.

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

The continuing contentious federal budget negotiations may have an impact on our business and financial condition in ways that we currently cannot predict, and may further limit our ability to raise additional funds.

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

Our common stock has been listed on the NYSE MKT since February 2011. The rules of NYSE MKT provide that shares be delisted from trading in the event the financial condition and/or operating results of the Company appear to be unsatisfactory, the extent of public distribution or the aggregate market value of the common stock has become so reduced as to make further dealings on the NYSE MKT inadvisable, the Company has sold or otherwise disposed of its principal operating assets, or has ceased to be an operating company, or the Company has failed to comply with its listing agreements with the Exchange. For example, the NYSE MKT may consider suspending trading in, or removing the listing of, securities of an issuer that has stockholders’ equity of less than $6.0 million if such issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. As of December 31, 2014, the Company had a stockholders’ deficit of approximately $29.8 million. Even if an issuer has a stockholders’ deficit, the NYSE MKT will not normally consider removing from the list securities of an issuer that fails to meet these requirements if the issuer has (1) total value of market capitalization of at least $50,000,000; or total assets and revenue of $50,000,000 each in its last fiscal year, or in two of its last three fiscal years; and (2) the issuer has at least 1,100,000 shares publicly held, a market value of publicly held shares of at least $15,000,000 and 400 round lot shareholders.  Based on the number of outstanding shares of our common stock, recent trading price of that stock, and number of round lot holders, we believe that we meet these exception criteria and that  our common stock will not be delisted as a result of our failure to meet the minimum stockholders' equity requirement for continued listing. We cannot assure you that the Company will continue to meet these and other requirements necessary to maintain the listing of our common stock on the NYSE MKT. For example, we may determine to grow our organization or product pipeline or pursue development or other activities at levels or on timelines that reduces our stockholders’ equity below the level required to maintain compliance with NYSE MKT continued listing standards.

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

Our common stock traded as low as $0.97 per share and as high as $2.12 per share during the 12-month period ended February 28, 2015. The market price of our common stock has been and is expected to continue to be highly volatile. Factors, including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, may have a significant impact on the market price of our stock. In addition, potential dilutive effects of future sales of shares of common stock by the Company and by stockholders, and subsequent sale of common stock by the holders of warrants and options could have an adverse effect on the market price of our shares.

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

During the 12-month period beginning on March 1, 2014 and ending on February 28, 2015, the average daily trading volume for our common stock on the NYSE MKT was approximately 920,000 shares. We cannot assure you that this trading volume will be consistently maintained in the future.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 25,000 square feet of office space at 5600 Blazer Parkway, Dublin, Ohio, as our principal offices. The current lease term expires in October 2022, at a monthly base rent of approximately $24,000 during 2015. We must also pay a pro-rata portion of the operating expenses and real estate taxes of the building. We also lease approximately 6,000 square feet of office space at 10 New England Business Center Drive, Andover, Massachusetts, primarily for our business development and commercialization departments. The current lease term expires in March 2015, at a monthly base rent of approximately $10,000 during 2015. We must also pay a pro-rata portion of the electricity cost of the building. We do not intend to renew the lease for the Andover facility. We believe both facilities are in good condition.

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

	High	Low
Fiscal Year 2014:
First Quarter	$2.12	$1.62
Second Quarter	1.99	1.29
Third Quarter	1.53	1.20
Fourth Quarter	2.02	0.97

Fiscal Year 2013:
First Quarter	$3.59	$2.42
Second Quarter	2.80	2.26
Third Quarter	3.31	2.57
Fourth Quarter	2.71	1.11

As of March 2, 2015, we had 679 holders of common stock of record.

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

During the three-month period ended December 31, 2014, we issued 67,710 shares of our common stock to our Board of Directors as payment of their third quarter 2014 retainers.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Also during the three-month period ended December 31, 2014, Crede CG III, Ltd. (Crede) exchanged their Series JJ warrant for 3,843,223 shares of our common stock in accordance with the terms of the Series JJ warrant. The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

There were no repurchases of our common stock during the three-month period ended December 31, 2014.

Stock Performance Graph

The following graph compares the cumulative total return on a $100 investment in each of the common stock of the Company, the Russell 3000, and the NASDAQ Biotechnology Index for the period from December 31, 2009 through December 31, 2014. This graph assumes an investment in the Company’s common stock and the indices of $100 on December 31, 2009 and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Navidea Biopharmaceuticals, the Russell 3000 Index, and the NASDAQ Biotechnology Index
*$100 invested on 12/31/2009 in stock or index, including reinvestment of dividends.

	Cumulative Total Return as of December 31,
	2009	2010	2011	2012	2013	2014
Navidea Biopharmaceuticals	100.00	168.85	214.75	231.97	169.67	154.92
Russell 3000	100.00	114.75	113.70	129.59	169.69	187.42
NASDAQ Biotechnology	100.00	115.01	128.59	169.61	280.89	376.68

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

(Amounts in thousands, except per share data)	Years Ended December 31,
	2014	2013	2012	2011	2010
Statement of Operations Data:
Revenue	$6,275	$1,131	$79	$598	$617
Cost of goods sold	1,586	333	—	—	—
Research and development expenses	16,780	23,710	16,890	15,154	8,941
Selling, general and administrative expenses	15,542	15,526	11,178	9,548	4,353
Loss from operations	(27,633)	(38,438)	(27,989)	(24,104)	(12,677)

Other expenses, net	(8,094)	(4,261)	(1,168)	(943)	(43,567)

Benefit from income taxes	—	—	—	7,880	2,135

Loss from continuing operations	(35,727)	(42,699)	(29,157)	(17,167)	(54,109)
Discontinued operations, net of tax effect	—	—	—	22,780	4,144

Net (loss) income	(35,727)	(42,699)	(29,157)	5,613	(49,965)
Preferred stock dividends	—	—	(43)	(100)	(8,207)

(Loss) income attributable to common stockholders	$(35,727)	$(42,699)	$(29,200)	$5,513	$(58,172)

(Loss) income per common share (basic and diluted):
Continuing operations	$(0.24)	$(0.35)	$(0.29)	$(0.17)	$(0.77)
Discontinued operations	$—	$—	$—	$0.23	$0.05
(Loss) income attributable to common stockholders	$(0.24)	$(0.35)	$(0.29)	$0.06	$(0.72)

Shares used in computing (loss) income per common share: (1)
Basic and diluted	148,748	121,809	99,060	90,509	80,726

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Total assets	$11,920	$40,317	$11,972	$31,194	$10,863
Long-term obligations	32,629	33,035	7,187	6,714	2,787
Accumulated deficit	(352,984)	(317,257)	(274,558)	(245,357)	(250,870)

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

The Company

Navidea Biopharmaceuticals, Inc., a Delaware corporation, is a precision medicine company focused on the development and commercialization of precision diagnostics, therapeutics and radiopharmaceutical agents. Navidea is developing multiple precision-targeted products based on the Manocept™ platform to help identify the sites and pathways of undetected disease and enable better diagnostic accuracy, clinical decision-making, targeted treatment and, ultimately, patient care.

Navidea’s Manocept platform is predicated on the ability of the chemical backbone of the tilmanocept molecule to specifically target the CD206 mannose receptor expressed on macrophages. The Manocept platform serves as the molecular backbone of Lymphoseek® (technetium Tc 99m tilmanocept) injection, the first product developed by Navidea based on the platform. Lymphoseek is a novel, receptor-targeted, small-molecule radiopharmaceutical used in the evaluation of lymphatic basins that may have cancer involvement in patients. Lymphoseek is designed for the precise identification of lymph nodes that drain from a primary tumor, which have the highest probability of harboring cancer. Lymphoseek is approved by the U.S. Food and Drug Administration (FDA) for use in solid tumor cancers where lymphatic mapping is a component of surgical management and for guiding sentinel lymph node biopsy in patients with clinically node negative breast cancer, melanoma or squamous cell carcinoma of the oral cavity. Lymphoseek has also received European approval in imaging and intraoperative detection of sentinel lymph nodes in patients with melanoma, breast cancer or localized squamous cell carcinoma of the oral cavity.

Building on the success of Lymphoseek, the flexible and versatile Manocept platform acts as an engine for the design of purpose-built molecules offering the potential to be utilized across a range of diagnostic modalities, including single photon emission computed tomography (SPECT), positron emission tomography (PET), intra-operative and/or optical-fluorescence detection in a variety of disease states.

Recent preclinical data being developed by the Company using tilmanocept linked to various therapeutic agents also suggest that tilmanocept’s binding affinity to CD206 receptors demonstrates the potential for this technology to be useful in treating diseases linked to the over-activation of macrophages. This includes various cancers as well as autoimmune, infectious, cardiovascular, and central nervous system diseases. Thus, in January 2015, the Company formed a new subsidiary, Macrophage Therapeutics, Inc., to further explore therapeutic applications for the Manocept platform.

In addition, over the last year, the company’s Board of Directors made the decision to reduce our support while seeking to partner or out-license two of our development programs:

•
NAV4694 is a fluorine-18 (F-18) radiolabeled PET imaging agent being developed as an aid in the diagnosis of patients with signs or symptoms of Alzheimer’s disease (AD) and mild cognitive impairment (MCI). NAV4694 is in Phase 3 clinical development.

•
NAV5001 is an iodine-123 (I-123) radiolabeled SPECT imaging agent being developed as an aid in the diagnosis of Parkinson’s disease (PD) and other movement disorders, with potential use as a diagnostic aid in dementia. NAV5001 is in Phase 3 clinical development.

The company is in discussions with potential parties interested in sublicensing and/or assuming financial responsibility for the ongoing development of these two neuro tracer compounds and is currently evaluating term sheets.

Other than Lymphoseek, none of the Company’s drug product candidates have been approved for sale in any market.

Executive Summary

Our primary development efforts over the last few years have been focused on our now-approved Lymphoseek product, as well as more recently on our other pipeline programs, including NAV4694, NAV5001, and our Manocept platform. In May 2014, the Board of Directors made the decision to refocus the Company's resources to better align the funding of our pipeline programs with the expected growth in Lymphoseek revenue. This realignment primarily involves reducing our near-term support for our two neurological product candidates, NAV4694 and NAV5001, as we seek to partner or divest these two programs. In addition, we are looking for ways to move Macrophage Therapeutics forward with a combination of grant funding and seed financing obtained from outside investors while retaining the vast majority of ownership benefits for existing Navidea shareholders. The level of future expenditures on our development programs will depend on the scope, requirements and timing of our strategic development initiatives in different territories around the world.

Our efforts in 2014 and to date in 2015 have resulted in the following milestone achievements:

Corporate

•	Appointed Rick Gonzalez as CEO, bringing more than 20 years of experience in the pharmaceutical industry with notable global commercial expertise with oncology and radiotherapy products.

•
Added Tom Klima as Chief Commercial Officer to lead commercial strategy design and execution and Michael Tomblyn, M.D. as Executive Medical Director to develop, in collaboration with the medical community and potentially other corporate partners, the application of Lymphoseek across multiple tumor types.

Lymphoseek

•	Experienced encouraging sales metrics as measured by increasing number of procedures, account growth and re-order rates.

•	Expanded indications in the U.S. for sentinel lymph node biopsy (SLNB) in melanoma, head and neck, and breast cancers as well as for lymphatic mapping in all solid tumors.

•	Attained European approval of a Lymphoseek Marketing Authorization Application for SLNB in melanoma, breast and certain head and neck cancers.

•
Executed a sublicense agreement with SpePharm AG, an affiliate of Norgine BV, covering distribution of Lymphoseek in the European Union. In connection with the agreement, the Company is entitled to receive an upfront payment of $2 million, additional commercial milestone payments up to $5 million, and royalties on European net sales.

•	Received orphan drug designation for head and neck cancers, resulting in a $1.1 million refund of PDUFA fees associated with the head and neck cancer sNDA.

•	Signed development and commercialization agreements in China, Taiwan and Hong Kong.

•	Published the Lymphoseek Phase 3 head and neck cancer clinical trial results and results of a Lymphoseek comparative study in breast cancer in peer-reviewed journals.

•	Supported Lymphoseek lifecycle management efforts with Fast Track NIH Small Business Innovation Research grants and investigator-initiated studies in several cancer types.

Manocept Platform

•	Formed Macrophage Therapeutics, Inc. as a subsidiary to explore therapeutic applications of Manocept platform compounds.

•
Completed agreement for up to $2.5 million of funding for Macrophage Therapeutics, Inc. in exchange for convertible preferred stock and warrants representing a 1% interest in the subsidiary on a fully converted and exercised basis.

•	Assembled an expert Scientific Advisory Board to serve as a strategic resource to develop therapeutic applications for the Manocept platform.

•	Completed the initial cohort of a physician-initiated study in Kaposi’s Sarcoma patients at the University of California, San Francisco.

•	Formed R-NAV joint venture with Essex Woodlands’ Rheumco to explore diagnostic and therapeutic applications in rheumatoid arthritis and canine osteoarthritis.

Neurodegenerative Products

•	Evaluating out-licensing/divestiture proposals for the Phase 3 NAV4694 and NAV5001 assets.

Our Outlook

Following the U.S. approval of Lymphoseek in March 2013, the Company undertook the initial stages of product launch in the U.S. with our commercialization partner, Cardinal Health, in May 2013. We began reporting revenue from Lymphoseek beginning in the second quarter of 2013, though revenue for that quarter consisted primarily of inventory stocking of Cardinal Health’s nuclear pharmacies. We plan to retain additional direct sales personnel as part of our effort to accelerate Lymphoseek revenue growth in 2015 and beyond. Our strategy for increasing Lymphoseek revenue also includes focusing on areas where the concentration of diagnosis occurs, increasing the number of doses per account, and continuing to evolve the brand. Based on Lymphoseek revenue to date and anticipated growth, Navidea expects Lymphoseek revenue for 2015 to be between $10 million and $12 million, representing total brand revenue to end customers of our distributor in excess of $20 million.

Our operating expenses in recent years have been focused primarily on support of Lymphoseek, our Manocept platform, and NAV4694 and NAV5001 product development. We incurred approximately $16.8 million, $23.7 million and $16.9 million in total on research and development activities during the years ended December 31, 2014, 2013 and 2012, respectively. Of the total amounts we have spent on research and development during those periods, excluding costs related to our internal research and development headcount and our general and administrative staff which we do not currently allocate among the various development programs that we have underway, we incurred out-of-pocket charges by program as follows:

Development Program	2014	2013	2012
Lymphoseek	$995,511	$4,702,829	$5,632,183
Manocept platform	503,587	503,338	—
NAV4694	6,788,286	7,812,602	3,339,592
NAV5001	1,441,442	2,602,461	2,159,483

We expect to continue the advancement of our efforts with Lymphoseek and our Manocept platform during 2015, however, we expect the cost of these advances to be more than offset by reductions in development costs of NAV4694 and NAV5001, and as a result, we expect our total research and development expenses for 2015 to decrease significantly from 2014.

Lymphoseek was approved and indicated for use in lymphatic mapping in patients with breast cancer and melanoma by the FDA in March 2013, with expanded use of Lymphoseek indicated for guiding sentinel lymph node biopsy in head and neck cancer patients with squamous cell carcinoma of the oral cavity approval in June 2014, and for lymphatic mapping in solid tumors and sentinel lymph node detection for breast cancer and melanoma as well as with or without scintigraphic imaging, known as lymphoscintigraphy, in October 2014. Lymphoseek was also approved by the EMA for use in imaging and intraoperative detection of sentinel lymph nodes draining a primary tumor in adult patients with breast cancer, melanoma, or localized squamous cell carcinoma of the oral cavity in the EU in November 2014.

Although our marketing partners will bear much of the direct marketing, sales and distribution costs related to the sale of Lymphoseek, we expect to incur ongoing costs to support product marketing efforts, to target surgical oncologists at the core of the oncology treatment team, as well as medical education-related and market outreach activities associated with Lymphoseek commercialization. Additionally, we anticipate that we will incur costs related to supporting the other product, regulatory, manufacturing and commercial activities related to the potential marketing registration and sale of Lymphoseek in other markets. We also expect to incur costs related to ongoing clinical development efforts to support the use of Lymphoseek in additional cancer types. We cannot assure you that Lymphoseek will achieve regulatory approval in any other market outside the U.S. or EU, or if approved in those markets, that it will achieve market acceptance in the U.S., EU or any other market.

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

On March 12, 2015, the Company initiated a reduction in force that will include seven staff members and three executives. The three executives will continue as employees during transition periods of varying lengths, depending upon the nature and extent of responsibilities to be transitioned or wound down. As of the filing date of this document, the specific terms of the executive transition and separation were still being determined, and therefore the impact to our first quarter 2015 financial statements is not yet known. We expect the financial impact to be material, but anticipate that the initial cost will be offset with savings in compensation expense in the longer term.

Results of Operations

Years Ended December 31, 2014 and 2013

Net Sales and Margins. Net sales of Lymphoseek were $4.2 million during 2014, compared to $614,000 during 2013. The increase was primarily due to sales starting in late April of 2013, coupled with an increase in the initial transfer price to Cardinal beginning in the second quarter of 2014. Gross margins on net sales were 63% in 2014 and 46% in 2013. Cost of goods sold in 2014 included a reserve for inventory obsolescence of $539,000 related to a specific lot that was originally produced for commercial validation purposes and that is nearing its product expiry and therefore is no longer expected to be sold. Excluding the one-time inventory obsolescence charge, gross margin on net sales for 2014 would have been 83%. Cost of goods sold in both periods included post-production testing activities required by regulatory authorities, which are charged as one-time period costs, and a royalty on net sales payable under our license agreement with UCSD.

Lymphoseek Milestone Revenue. During 2014, we recognized $300,000 of Lymphoseek milestone revenue from a non-refundable upfront milestone payment received by the Company related to the Lymphoseek distribution agreement for China for which the Company has no future obligations. No Lymphoseek milestone revenue was recognized during 2013.

Grant and Other Revenue. During 2014, we recognized $1.7 million of grant revenue as compared to $516,000 during 2013, primarily related to SBIR grants from the NIH supporting NAV4694 and Manocept platform development. The net increase was primarily due to higher NAV4694 grants offset by lower Manocept platform and Lymphoseek grants. Grant and other revenue for 2014 also included $90,000 of revenue related to services provided to R-NAV for Manocept development.

Research and Development Expenses. Research and development expenses decreased $6.9 million, or 29%, to $16.8 million during 2014 from $23.7 million in 2013. The decrease was primarily due to net decreases in drug project expenses related to (i) decreased Lymphoseek development costs of $3.7 million including decreased regulatory filing fees and consulting costs coupled with decreased manufacturing-related activities, offset by increased license fees related to EMA approval; (ii) decreased NAV5001 development costs of $1.2 million including decreased manufacturing-related activities and license fees, offset by increased clinical trial costs; and (iii) a net decrease in NAV4694 development costs of $1.0 million including decreased manufacturing-related activities and program management expenses, offset by increased clinical trial costs. The net decrease in research and development expenses also included decreased compensation including incentive-based awards and other expenses related to net decreased headcount resulting from the second quarter 2014 reduction in force of $567,000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses remained steady at $15.5 million for both 2014 and 2013. Decreased investor relations of $880,000, compensation including incentive-based awards and other expenses related to net decreased headcount resulting from the second quarter 2014 reduction in force of $458,000, and out-of-pocket Lymphoseek marketing costs of $138,000 were offset by increased support costs including depreciation, facilities, Board compensation and travel of $808,000, medical education costs to support Lymphoseek of $484,000, and legal and professional services costs of $274,000.

Other Income (Expense). Other expense, net, was $8.1 million during 2014 as compared to $4.3 million during 2013. Interest expense increased $927,000 to $3.7 million during 2014 from $2.8 million in 2013, primarily due to increased interest related to the Oxford Note, offset by decreased interest related to the GECC/MidCap Notes, Hercules Note and Platinum credit facility. Of this interest expense, $844,000 and $765,000 in 2014 and 2013, respectively, was non-cash in nature related to the amortization of debt issuance costs and debt discounts related to the Oxford Note, GECC/MidCap Notes, and Hercules Note. During 2014, we recorded a loss on extinguishment of debt of $2.6 million related to paying off the balance of the GECC/MidCap Notes. During 2013, we recorded losses on extinguishment of debt of $943,000 related to the modification of the Platinum credit facility and $429,000 upon paying off the balance of the Hercules Note. For the years ended December 31, 2014 and 2013, we recorded non-cash expenses of $1.3 million and $112,000, respectively, related to changes in the estimated fair value of financial instruments. During 2014, we recorded non-cash expense from our equity in the loss of R-NAV of $524,000.

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

Grant and Other Revenue. During 2013, we recognized $440,000 of grant revenue related to SBIR grants from the NIH to support NAV4694 and NAV1800 development. Grant revenue of $76,000 was received from Ohio Third Frontier and included $50,000 toward the development of alternative uses of Lymphoseek. During the year ended December 31, 2012, we recognized $60,000 of revenue related to reimbursement of certain Lymphoseek commercialization activities by our distribution partner, Cardinal Health.

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

Other Income (Expense). Other expense, net, was $4.3 million during 2013 as compared to $1.2 million during the same period in 2012. Interest expense increased $1.6 million to $2.8 million during 2013 from $1.2 million for the same period in 2012, primarily due to the interest related to the GECC/MidCap Notes as well as the draws on the Platinum credit facility, offset by the decreased balance of the Hercules Note. Of this interest expense, $765,000 and $545,000 in 2013 and 2012, respectively, was non-cash in nature related to the amortization of debt issuance costs and debt discounts related to the GECC/MidCap Notes and Hercules Note. During 2013, we recorded losses on extinguishment of debt of $943,000 related to the modification of the Platinum credit facility and $429,000 upon paying off the balance of the Hercules Note. For the years ended December 31, 2013 and 2012, we recorded non-cash expense of $112,000 and income of $32,000, respectively, related to changes in the estimated fair value of financial instruments.

Liquidity and Capital Resources

Cash balances decreased to $5.5 million at December 31, 2014 from $32.9 million at December 31, 2013. The net decrease was primarily due to cash used to fund our operations, mainly for research and development activities, of $29.1 million, purchases of equipment of $1.1 million, and an investment in R-NAV of $333,000, offset by a net increase of $3.2 million related to borrowings under the Oxford Note and the extinguishment of the GECC/Midcap Notes. The current ratio decreased to 0.9:1 as of December 31, 2014 from 3.3:1 December 31, 2013.

As of December 31, 2014, $31.8 million was still immediately available under the Platinum credit facility. We believe that our current cash balance, our credit facility with Platinum, our projected revenue derived from sales of Lymphoseek, our ability to control expenses, the potential for partnership funding, the potential to access debt or royalty instruments, and the potential to access capital markets through our shelf registration (though we have no current intention to raise additional equity capital using the shelf registration), provide us with adequate financial resources to continue to fund our business plan for the foreseeable future and enable us to reach break-even cash flow from operations in the first quarter of 2016.

Operating Activities. Cash used in operations decreased $6.5 million to $29.1 million during 2014 compared to $35.6 million during 2013. Cash used in operations increased $11.7 million to $35.6 million during the year ended December 31, 2013, compared to $23.9 million during the same period in 2012.

Accounts receivable decreased to $817,000 at December 31, 2014 from $1.2 million at December 31, 2013, primarily due to decreased amounts due from the landlord of our Dublin office space for tenant improvements, offset by increased receivables due from Cardinal Health resulting from the increase in sales of Lymphoseek. Accounts receivable increased to $1.2 million at December 31, 2013 from $18,000 at December 31, 2012, primarily due to receivables due from the landlord of our Dublin office space for tenant improvements, from Cardinal Health for sales of Lymphoseek and from the NIH for SBIR grants.

Inventory levels decreased to $932,000 at December 31, 2014 from $2.2 million at December 31, 2013, primarily due to finished goods inventory sold, a non-cash reserve for inventory obsolescence related to a specific lot that was originally produced for commercial validation purposes and that is nearing its product expiry and therefore is no longer expected to be sold, and materials inventory consumed for product testing and development purposes, offset by in-process and completed new lots of Lymphoseek finished drug product. Inventory levels increased to $2.2 million at December 31, 2013, from $298,000 at December 31, 2012. Increases in work-in-process and finished goods were related to in-process and completed new lots of Lymphoseek finished drug product. Increases in materials were related to purchases of Lymphoseek drug substance. We expect inventory levels to increase during 2015 as we produce additional Lymphoseek inventory to meet increasing demand.

Prepaid expenses and other current assets increased to $1.4 million at December 31, 2014 from $1.0 million at December 31, 2013, primarily due to prepayments to our third party manufacturers of Lymphoseek inventory. Prepaid expenses and other current assets decreased to $1.0 million at December 31, 2013 from $1.2 million at December 31, 2012, primarily due to the utilization of prepayments to our third party manufacturers of Lymphoseek inventory.

Accounts payable decreased to $1.5 million at December 31, 2014 from $2.4 million at December 31, 2013, primarily due to decreased NAV5001 development activities, coupled with normal fluctuations in timing of receipt and payment of invoices. Accrued liabilities and other current liabilities decreased to $3.2 million at December 31, 2014 from $4.8 million at December 31, 2013, primarily due to decreases in accrued NAV4694 development costs. Accounts payable increased to $2.4 million at December 31, 2013 from $1.4 million at December 31, 2012, primarily due to increases in Lymphoseek and NAV5001 development activities, coupled with normal fluctuations in timing of receipt and payment of invoices. Accrued liabilities and other current liabilities increased to $4.8 million at December 31, 2013 from $2.0 million at December 31, 2012, primarily due to increases in accrued NAV4694 development costs and net increases in compensation-related accruals. Our payable and accrual balances will continue to fluctuate but will likely decrease overall as we decrease our level of development activity related to NAV4694 and NAV5001 while we seek to secure a development partner or partners for these programs, offset by planned increases in commercial activity related to Lymphoseek and development activity related to the Manocept platform.

Investing Activities. Investing activities used $1.5 million during 2014 compared to $1.3 million used during 2013 and $672,000 used during 2012. Capital expenditures of $1.1 million during 2014 were primarily for leasehold improvements, office furniture and NAV4694 production equipment. Capital expenditures of $1.2 million during 2013 were primarily for equipment to be used in the production of NAV4694 and Lymphoseek, leasehold improvements, computers, and software. Capital expenditures of $663,000 during 2012 were primarily for production and laboratory equipment, software, computers, and office furniture. Investing activities also included an investment in R-NAV of $333,000 during 2014.

Financing Activities. Financing activities provided $3.2 million during 2014 compared to $60.7 million during 2013 and $5.1 million during 2012. The $3.2 million provided by financing activities in 2014 consisted primarily of proceeds from the Oxford Note of $30.0 million, offset by payment of the principal and fees related to the extinguishment of the GECC/Midcap Notes of $26.7 million. The $60.7 million provided by financing activities in 2013 consisted primarily of proceeds from the issuance of common stock of $41.3 million and proceeds from notes payable of $29.0 million, offset by principal payments on our notes payable of $6.0 million, payment of common stock issuance costs of $1.8 million, payment of debt issuance costs of $1.2 million, and payment of minimum tax withholdings related to stock-based compensation of $659,000. The $5.1 million provided by financing activities during 2012 consisted primarily of $4.0 million of proceeds from notes payable and $2.7 million of proceeds from the exercise of warrants and stock options, offset by $1.3 million of principal payments on our convertible debt.

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

R-NAV was initially capitalized through a $4.0 million investment from Infinity Capital III, of Houston-based McRay Money Management, and other third-party private investors, and the technology contributions from Rheumco and Navidea. Navidea has committed an additional $1.0 million investment to be paid over three years, with $333,334 in cash contributed at inception and a promissory note in the principal amount of $666,666, payable in two equal installments on the first and second anniversaries of the transaction. The note will bear interest at the applicable federal rate, currently 0.31% per annum. In exchange for its capital and in-kind investment, the Company received 1,000,000 Series A preferred units of R-NAV (Series A Units). The Company will receive an additional 500,000 Series A Units for management and technical services associated with the programs described above to be performed by the Company for R-NAV pursuant to a services agreement. The Series A Units are convertible into common units at the option of the holder for a conversion price of $1 per unit, subject to broad-based weighted average anti-dilution rights.

Navidea initially owned approximately 33.7% of the combined entity. In December 2014, the third-party private investors contributed an additional $570,000 in exchange for 570,000 Series A Units. Following the additional investment by the private investors, Navidea owns approximately 32.5% of R-NAV. Joint oversight over certain aspects of R-NAV is shared between Navidea, Rheumco, Infinity Capital, and the other investors; Navidea does not control the operations of R-NAV. Navidea has three-year call options to acquire, at its sole discretion, all of the equity of Subsidiary 1A for $10.5 million prior to the launch of a Phase 3 clinical trial for its development program, and all of the equity of Subsidiary 1B at fair value upon completion of radiochemistry and biodistribution studies for its development program.

Warrant Exercises

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

Platinum Credit Facility

In July 2012, we entered into an agreement with Platinum to provide us with a credit facility of up to $50 million (the Platinum Loan Agreement). Following the approval of Lymphoseek, Platinum was committed under the terms of the agreement to extend up to $35 million in debt financing to the Company at an interest rate equal to the greater of (a) the U.S. Prime Rate as reported in the Wall Street Journal plus 6.75%; (b) 10.0%; or (c) the highest rate of interest then payable pursuant to the Hercules Loan Agreement (discussed below) plus 0.125%. Through June 25, 2013, we drew a total of $8.0 million under the original facility. The agreement also provided for Platinum to extend an additional $15 million on terms to be negotiated. Principal amounts were due the earlier of two years from the date of draw or June 30, 2016.

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

Concurrent with the execution of the First Platinum Amendment, the Company delivered an Amended and Restated Promissory Note (the First Amended Platinum Note) to Platinum, which amended and restated the original promissory note issued to

Platinum, in the principal amount of up to $35 million. The First Amended Platinum Note also adjusted the interest rate to the greater of (a) the U.S. Prime Rate as reported in the Wall Street Journal plus 6.75%; (b) 10.0%; or (c) the highest rate of interest then payable pursuant to the GECC/MidCap Loan Agreement plus 0.125%. In addition, the First Platinum Amendment granted Platinum the right, at Platinum’s option subject to certain conditions, to convert all or any portion of the unpaid principal or unpaid interest accrued on any future draw (the Conversion Amount), beginning on a date two years from the date the draw is advanced, into the number of shares of Navidea’s common stock computed by dividing the Conversion Amount by a conversion price equal to the lesser of (i) 90% of the lowest VWAP for the 10 trading days preceding the date of such conversion request, or (ii) the average VWAP for the 10 trading days preceding the date of such conversion request. The First Platinum Amendment also provided a conversion right on the same terms with respect to the amount of any mandatory repayment due following the Company achieving $2,000,000 in cumulative revenues from sales or licensing of Lymphoseek. The conversion option applies to the Conversion Amount if the Company is prohibited from making such prepayment under the terms of the Subordination Agreement.

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

In March 2014, in connection with entering into the Oxford Loan Agreement (discussed below), we repaid all amounts outstanding under the GECC/MidCap Loan Agreement and entered into a second amendment to the Platinum Loan Agreement (the Second Platinum Amendment). Concurrent with the execution of the Second Platinum Amendment, the Company delivered an Amended and Restated Promissory Note (the Second Amended Platinum Note) to Platinum, which amended and restated the First Amended Platinum Note. The Second Amended Platinum Note adjusted the interest rate to the greater of (i) the United States prime rate as reported in The Wall Street Journal plus 6.75%, (ii) 10.0%, and (iii) the highest rate of interest then payable by the Company pursuant to the Oxford Loan Agreement plus 0.125% (effective interest rate as of December 31, 2014 was 10.0%). Navidea, Platinum, and Oxford also entered into a Subordination Agreement, providing for subordination of the Company’s indebtedness under the Platinum Loan Agreement to the Company’s indebtedness under the Oxford Loan Agreement, among other customary terms and conditions.

We drew a total of $4.0 million under the credit facility in each of the years ended December 31, 2013 and 2012. We did not make any draws under the credit facility during the year ended December 31, 2014. As of December 31, 2014, the remaining outstanding principal balance was $3.2 million, with $31.8 million still immediately available under the credit facility. Based on the balance as of December 31, 2014, annual principal and interest payments on the Platinum credit facility are expected to be $326,000, $327,000, $326,000, $326,000 and $3.3 million in 2015, 2016, 2017, 2018 and 2019, respectively.

Hercules Debt

In December 2011, we executed a Loan and Security Agreement (the Hercules Loan Agreement) with Hercules Technology II, L.P. (Hercules), pursuant to which we issued Hercules: (1) a Secured Term Promissory Note in the principal amount of $7,000,000 (the Hercules Note), and (2) a Series GG warrant to purchase 333,333 shares of our common stock at an exercise price of $2.10 per share, expiring in December 2016 (the Series GG warrants). In June 2013, the Company used a portion of the proceeds from the GECC/MidCap Notes (discussed below) to pay the remaining $4.4 million of principal outstanding on the Hercules Note, as well as a $250,000 end-of-term fee and a $66,000 early payment penalty in accordance with the terms of the Hercules Loan Agreement. The Series GG warrants remained outstanding as of December 31, 2014.

GECC/MidCap Debt

In June 2013, we executed a Loan and Security Agreement (the GECC/MidCap Loan Agreement) with General Electric Capital Corporation (GECC) and MidCap Financial SBIC, LP (MidCap), pursuant to which we issued GECC and MidCap: (1) Term Notes in the aggregate principal amount of $25,000,000 (the GECC/MidCap Notes), and (2) Series HH warrants to purchase an aggregate of 301,205 shares of our common stock at an exercise price of $2.49 per share, expiring in June 2023 (the Series HH warrants). In March 2014, in connection with the consummation of the Oxford Loan Agreement (discussed below, we repaid all amounts outstanding under the GECC/MidCap Loan Agreement upon the receipt by GECC/MidCap of a payoff amount of $26.7 million, including $500,000 as a pre-payment fee and $1,000,000 as an end-of-term final payment fee. The Series HH warrants remained outstanding as of December 31, 2014.

Oxford Debt

In March 2014, we executed a Loan and Security Agreement the (Oxford Loan Agreement) with Oxford Finance, LLC (Oxford), providing for a loan to the Company of $30 million. Pursuant to the Oxford Loan Agreement, we issued Oxford: (1) Term Notes in the aggregate principal amount of $30,000,000, bearing interest at 8.5% (the Oxford Notes), and (2) Series KK warrants to purchase an aggregate of 391,032 shares of our common stock at an exercise price of $1.918 per share, expiring in March 2021 (the Series KK warrants). We made monthly payments of interest only commencing on April 1, 2014, and continuing on the first calendar day of each successive month thereafter through and including the first calendar day of the month immediately preceding April 1, 2015 (the Amortization Date). Commencing on the Amortization Date, and continuing on the first calendar day of each month thereafter, the Company will make 48 consecutive equal monthly payments of principal and interest, in arrears, to the lenders then party to the Oxford Loan Agreement. All unpaid principal, and accrued and unpaid interest, with respect to the Oxford Notes is due and payable in full on March 1, 2019. We will also make a final payment to the lenders in an aggregate amount equal to the original principal amount of loan multiplied by 7.95%. The Oxford Notes are collateralized by a security interest in substantially all of the Company’s assets except for intellectual property, as to which the security interest is in rights to income or proceeds from the sale or licensing thereof. The Oxford Loan Agreement requires that the Company adhere to certain affirmative and negative covenants, including, without limitation, financial reporting requirements and a prohibition against the incurrence of indebtedness, or creation of additional liens, other than as specifically permitted by the terms of the Oxford Loan Agreement. As of December 31, 2014, we were in compliance with all covenants of the Oxford Loan Agreement.

In July 2014, in connection with the formation of R-NAV, we entered into an amendment to the Oxford Loan Agreement that amended certain covenants to permit our investment in R-NAV, and R-NAV entered into a Subordination Agreement with Oxford to subordinate our indebtedness to R-NAV to our obligations under the Oxford Loan Agreement.

During 2014, we recorded interest expense of $2.8 million on the Oxford Notes, which included amortization of the debt discount and issuance costs. As of December 31, 2014, the remaining outstanding principal balance of the debt was $30.0 million, and the Series KK warrants remained outstanding. Annual principal and interest payments on the Oxford Notes are expected to be $7.3 million, $8.9 million, $8.9 million, $8.9 million and $2.2 million in 2015, 2016, 2017, 2018 and 2019, respectively.

In March 2015, in connection with the organization and initial financing of Macrophage Therapeutics, Inc., we entered into an amendment to the Oxford Loan Agreement that amended certain covenants to permit these actions and to consent to the grant of a license to Macrophage Therapeutics, Inc. for certain therapeutic applications of the Manocept technology, and Macrophage Therapeutics, Inc. became a co-obligor on the Oxford Notes.

2013 Public Offerings

During 2013, we completed two public offerings resulting in issuance of 3,642,389 shares of the Company’s common stock. The net proceeds to the Company were approximately $9.3 million after deducting expenses associated with the offerings. The 2013 public offerings were made pursuant to the Company’s existing effective shelf registration statement on Form S-3.

Additionally, in September 2013, we entered into a Securities Purchase Agreement with Crede for a registered direct public offering of 10,563,381 shares of our common stock at a price of $2.84 per share for total gross proceeds of $30.0 million. The net proceeds to the Company upon issuance in 2013 were approximately $28.8 million after deducting expenses associated with the Securities Purchase Agreement, including placement agent fees of $999,000 (3.3% of the gross proceeds). In addition to the common stock, we issued Series JJ warrants to purchase 3,169,015 shares of our common stock at an exercise price of $3.83 per share, expiring in September 2016. In November 2014, Crede exchanged their Series JJ warrants for 3,843,223 shares of our common stock in accordance with the terms of the Series JJ warrant agreement.

Summary

Our future liquidity and capital requirements will depend on a number of factors, including our ability to achieve market acceptance of our products, our ability to complete the development and commercialization of new products, our ability to monetize our investment in non-core technologies, our ability to obtain milestone or development funds from potential development and distribution partners, regulatory actions by the FDA and international regulatory bodies, the ability to procure required financial resources, and intellectual property protection.

In May 2014, the Board of Directors made the decision to refocus the Company's resources to better align the funding of our pipeline programs with the expected growth in Lymphoseek revenue. This realignment primarily involves reducing our near-

term support for our two neurological product candidates, NAV4694 and NAV5001, as we seek to secure a development partner or partners for these programs. The Company is also working to establish new sources of non-dilutive funding, including collaborations and grant funding that can augment the balance sheet as the Company works to reduce spending to levels that can be increasingly offset by growing Lymphoseek revenue. In particular, substantial progress on the Manocept platform has resulted in several promising opportunities, including our R-NAV venture, which we believe may further expand the Company's pipeline but requires less near-term funding from Navidea than the two temporarily suspended Phase 3 neurological development programs. We plan to focus our resources in 2015 primarily on increasing sales of Lymphoseek and development of products based on the Manocept platform. Although management believes that it will be able to achieve these objectives, they are subject to a number of variables beyond our control, including the nature and timing of any partnering opportunities, the ability to modify contractual commitments made in connection with these programs, and the timing and expense associated with suspension or alteration of clinical trials, and consequently we cannot assure you that we will be able to achieve our objective of bringing our expenses in line with our revenues, and we may need to seek additional debt or equity financing if we cannot achieve that objective in a timely manner.

As stated above, we believe that our current cash balance, our credit facility with Platinum, our projected revenue derived from sales of Lymphoseek, our ability to control expenses, the potential for partnership funding, the potential to access debt or royalty instruments, and the potential to access capital markets through our shelf registration (though we have no current intention to raise additional equity capital using the shelf registration), provide us with adequate financial resources to continue to fund our business plan for the foreseeable future and enable us to reach break-even cash flow from operations in the first quarter of 2016. However, we cannot assure you that Lymphoseek will generate our expected levels of sales and cash flow. We will continue to evaluate our time lines, strategic needs, and balance sheet requirements. We cannot assure you that if we attempt to raise additional capital through debt, royalty, equity or otherwise, we will be successful in doing so on terms acceptable to the Company, or at all. We also cannot assure you that we will be able to gain access and/or be able to execute on securing new development opportunities, successfully obtain regulatory approval for and commercialize new products, achieve significant product revenues from our products, or achieve or sustain profitability in the future.

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

In November 2014, the FASB issued ASU No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. ASU 2014-16 does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. Rather, ASU 2014-16 clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, ASU 2014-16 clarifies that an entity should consider all relevant terms and features - including the embedded derivative feature being evaluated for bifurcation - in evaluating the nature of the host contract. Further, ASU 2014-16 clarifies that no single term or feature would necessarily determine the host economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. In addition, ASU 2014-16 clarifies that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (that is, the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. Specifically, the assessment of the substance of the relevant terms and features should incorporate a consideration of (1) the characteristics of the terms and features themselves, (2) the circumstances under which the hybrid financial instrument was issued or acquired, and (3) the potential outcomes of the hybrid financial instrument, as well as the likelihood of those potential outcomes. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. Initial adoption should be applied on a modified retrospective bases to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. We are evaluating the potential impact of ASU 2014-16, however we do not expect the adoption of ASU 2014-16 to have a material effect on our consolidated financial statements.

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

•
Inventory Valuation. We record our inventory at the lower of cost (first-in, first-out method) or market. Our valuation reflects our estimates of excess and obsolete inventory as well as inventory with a carrying value in excess of its net realizable value. Write-offs are recorded when product is removed from saleable inventory. We review inventory on hand at least quarterly and record provisions for excess and obsolete inventory based on several factors, including current assessment of future product demand, anticipated release of new products into the market and product expiration. Our industry is characterized by rapid product development and frequent new product introductions. Regulations regarding use and shelf life, product recalls and variation in product utilization all impact the estimates related to excess and obsolete inventory.

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

Contractual Obligations and Commercial Commitments

The following table presents our contractual obligations and commercial commitments as of December 31, 2014.

	Payments Due By Period
Contractual Cash Obligations	Total	2015	2016	2017	2018	2019	Thereafter
Purchase obligations	$912,411	$912,411	$—	$—	$—	$—	$—
Capital lease obligation	5,317	3,039	2,278	—	—	—	—
Operating lease obligations	2,275,398	295,695	271,831	277,946	284,247	290,734	854,945
Principal and interest on long-term debt	41,379,377	7,954,279	9,534,987	9,199,726	9,199,726	5,490,659	—
Total contractual cash obligations	$44,572,503	$9,165,424	$9,809,096	$9,477,672	$9,483,973	$5,781,393	$854,945

*	This table does not include obligations such as license agreements, contracted services, or employment agreements as such obligations are dependent upon performance conditions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. As of December 31, 2014, our $5.5 million in cash was primarily invested in interest-bearing money market accounts. Due to the low interest rates being realized on these accounts, we believe that a hypothetical 10% increase or decrease in market interest rates would not have a material impact on our consolidated financial position, results of operations or cash flows.

We also have exposure to changes in interest rates on our variable-rate debt obligations. As of December 31, 2014, the interest rate on certain of our debt obligations was based on the U.S. prime rate. Based on the amount of our variable-rate borrowings at December 31, 2014, which totaled approximately $3.2 million, an immediate one percentage point increase in the U.S. prime rate would increase our annual interest expense by approximately $32,000. This estimate assumes that the amount of variable rate borrowings remains constant for an annual period and that the interest rate change occurs at the beginning of the period. Because our debt obligations are currently subject to the minimum interest rates defined in the loan agreements, a decrease in the U.S. prime rate would not affect our annual interest expense.

Foreign Currency Exchange Rate Risk. We do not currently have material foreign currency exposure related to our assets as the majority are denominated in U.S. currency and our foreign-currency based transaction exchange risk is not material. For the years ended December 31, 2014, 2013 and 2012, we recorded foreign currency transaction gains (losses) of approximately $87,000, $(8,000) and $(15,000), respectively.

Equity Price Risk. We do not use derivative instruments for hedging of market risks or for trading or speculative purposes. Derivative instruments embedded in contracts, to the extent not already a free-standing contract, are bifurcated and accounted for separately. All derivatives are recorded on the consolidated balance sheet at fair value in accordance with current accounting guidelines for such complex financial instruments. As of December 31, 2014, we did not have any derivative liabilities on our consolidated balance sheet.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, and the related notes, together with the report of BDO USA, LLP dated March 16, 2015 are set forth at pages F-1 through F-32 attached hereto and incorporated herein by reference.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2014. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed and are effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment we concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria. BDO USA, LLP, our independent registered public accounting firm, has issued an attestation report covering our internal control over financial reporting, which begins on page 57.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Navidea Biopharmaceuticals, Inc.
Dublin, Ohio

We have audited Navidea Biopharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Navidea Biopharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” included in Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Navidea Biopharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Navidea Biopharmaceuticals, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois
March 16, 2015

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Set forth below are the names and committee assignments of the persons who constitute our Board of Directors.

Name	Age	Committee(s)
Peter F. Drake, Ph.D.	61	Compensation, Nominating and Governance (Chairman)
Brendan A. Ford	56	Audit (Chairman)
Michael M. Goldberg, M.D.	56	—
Ricardo J. Gonzalez	44	—
Perry A. Karsen	59	Audit; Compensation, Nominating and Governance
Eric K. Rowinsky, M.D.	58	—
Gordon A. Troup	61	Audit; Compensation, Nominating and Governance

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

Directors whose terms continue until the 2015 Annual Meeting:

Peter F. Drake, Ph.D. has served as a director of Navidea since April 2011. Dr. Drake began his career as a biotechnology analyst at Kidder, Peabody and Co. where he was a partner and head of the Healthcare Research Group. In 1988, Dr. Drake co-founded Vector Securities International, an investment banking firm specializing in the life sciences industry, where he was Executive Vice President and Director of Research. In 1993, Dr. Drake co-founded Vector Fund Management, a life sciences venture fund, and Deerfield Management, a healthcare hedge fund. In 1999, Vector Securities International was purchased by Prudential Securities, where he was a Managing Director and Head of Healthcare Research. Dr. Drake is a board member of Trustmark Insurance, a mutual insurance company, and Sequoia Sciences, Inc., a private biotechnology company. Dr. Drake received his undergraduate degree from Bowdoin College, and his Ph.D. in neurobiology and biochemistry from Bryn Mawr College.

Perry A. Karsen has served as a director of Navidea since February 2014. Mr. Karsen is currently Chief Executive Officer of Celgene Cellular Therapeutics (CCT), Celgene Corporation’s placental stem cell research and development division. Previously, he was Executive Vice President and Chief Operations Officer at Celgene. Mr. Karsen served as President and Chief Executive Officer at Pearl Therapeutics, a privately-held biotechnology company that was subsequently acquired by Astra-Zeneca, from February 2009 until July 2010. From 2004 to 2009, Mr. Karsen was Senior Vice President and Head of Worldwide Business Development at Celgene and was also responsible for emerging businesses as President, Asia/Pacific Region. Mr. Karsen also held executive roles at Human Genome Sciences, Bristol-Myers Squibb, Genentech and Abbott Laboratories. In addition, Mr. Karsen was a General Partner at Pequot Ventures. Mr. Karsen is a member of the Board of Directors of the Biotechnology Industry Organization (BIO) and a member of the Executive Committee; he is a member of the Board of Directors for the Life Sciences Foundation; a member of the Board of Directors of Agios Pharmaceuticals; and a member of the Board of Directors of Aquilla, Inc. Mr. Karsen has a Masters of Management degree from Northwestern University’s Kellogg Graduate School of Management, a Masters in Teaching of Biology from Duke University, and a B.S. in Biological Sciences from the University of Illinois, Urbana.

Gordon A. Troup has served as a director of Navidea since July 2008. Mr. Troup served as President of the Nuclear Pharmacy Services business at Cardinal Health, Inc. (Cardinal), a multinational medical products and services company, from January 2003 until his retirement in December 2007. Mr. Troup joined Cardinal Health in 1990 and was appointed Group President of Pharmaceutical Distribution and Specialty Distribution Services in 1999. Prior to joining Cardinal Health, Mr. Troup was employed for 10 years by American Hospital Supply Corporation and for 3 years by Zellerbach Paper, a Mead Company. Mr. Troup is currently a partner and Chairman of the Board of Scioto Properties, LLC, a provider of group homes to the developmentally disabled nationwide, and Chairman of the Advisory Board of Guild Associates, Inc., a chemical engineering and research and development company serving the energy and military community. Mr. Troup is also a member of several national healthcare trade organizations and is active in a number of not-for-profit organizations. Mr. Troup has a B.S. degree in Business Management from San Diego State University.

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

Eric K. Rowinsky, M.D. has served as a director of Navidea since July 2010. Dr. Rowinsky has served as the Head of Research and Development and Chief Medical Officer of Stemline Therapeutics, Inc. since January 2012. From 2005 to 2009, he served as the Chief Medical Officer and Executive Vice President of Clinical Development, Medical Affairs and Regulatory Affairs of ImClone Systems Incorporated, a life sciences company. Prior to that, Dr. Rowinsky held several positions at the

Cancer Therapy & Research Center’s Institute of Drug Development, including Director of the Institute, Director of Clinical Research and SBC Endowed Chair for Early Drug Development, and concurrently served as Clinical Professor of Medicine in the Division of Medical Oncology at the University of Texas Health Science Center at San Antonio. Dr. Rowinsky was an Associate Professor of Oncology at the Johns Hopkins University School of Medicine and on active staff at the Johns Hopkins School of Medicine from 1987 to 1996. Dr. Rowinsky is a member of the boards of directors of Biogen Idec, Inc., BIND Therapeutics, Inc., and Coronado Biosciences, Inc., publicly-held life sciences companies. Dr. Rowinsky has extensive research and drug development experience, oncology expertise and broad scientific and medical knowledge.

Directors whose terms continue until the 2017 Annual Meeting:

Michael M. Goldberg, M.D. has served as a director of Navidea since November 2013. Dr. Goldberg has served as a Managing Partner of Montaur Capital Partners since January 2007. Dr. Goldberg served as the Chief Executive Officer of Emisphere Technologies, Inc., from August 1990 to January 2007 and as its President from August 1990 to October 1995. He served as Vice President of The First Boston Corp., where he was a founding member of the Healthcare Banking Group. Dr. Goldberg is or has been a director of Alliqua, Inc., Echo Therapeutics, Inc., AngioLight, Inc., Urigen Pharmaceuticals, Inc., and Adventrx Pharmaceuticals, Inc. Dr. Goldberg received a B.S. degree from Rensselaer Polytechnic Institute, an M.D. from Albany Medical College of Union University in 1982, and an M.B.A. from Columbia University Graduate School of Business in 1985.

Ricardo J. Gonzalez has served as President and Chief Executive Officer of Navidea since January 2015, and as Chief Executive Officer from October 2014 to December 2014. Prior to joining Navidea, Mr. Gonzalez held positions of increasing responsibility at Spectrum Pharmaceuticals, Inc. (Spectrum) from March 2008 to October 2014. While at Spectrum, Mr. Gonzalez led teams in the U.S. and abroad and played an active role in the evolution of the organization from a product development company to a global commercial enterprise. Most recently he was responsible for designing and leading the globalization and commercialization strategy for international markets including Europe, Asia, Middle East and Latin America. Of Mr. Gonzalez’s over 20 years of experience in the pharmaceutical industry, 14 years have been focused in specialty markets, including HIV/AIDS, Hematology and Oncology. Mr. Gonzalez’s prior experience includes roles in all aspects of product commercialization including sales, marketing, operations, distribution, managed markets, contracting, reimbursement, pricing and government affairs with several companies including Abraxis Oncology, Genzyme, Ligand Pharmaceuticals, Roche Laboratories and GlaxoSmithKline. Mr. Gonzalez earned his B.S. in Business Logistics from Penn State University.

Executive Officers

In addition to Mr. Gonzalez, the following individuals are senior executive officers of Navidea and serve in the position(s) indicated below:

Name	Age	Position
Frederick O. Cope, Ph.D.	68	Senior Vice President and Chief Scientific Officer
Thomas J. Klima	43	Senior Vice President and Chief Commercial Officer
Brent L. Larson	51	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
William J. Regan	63	Senior Vice President, Global Regulatory Affairs and Quality and Chief Compliance Officer
Cornelia B. Reininger, M.D., Ph.D.	62	Senior Vice President and Chief Medical Officer
Thomas H. Tulip, Ph.D.	62	President and Chief Business Officer

Frederick O. Cope, Ph.D., F.A.C.N., C.N.S., has served as Senior Vice President and Chief Scientific Officer of Navidea since May 2013. Previous to that, Dr. Cope served as Senior Vice President, Pharmaceutical Research and Clinical Development of Navidea from July 2010 to May 2013 and as Vice President, Pharmaceutical Research and Clinical Development from February 2009 to July 2010. Prior to accepting his position with Navidea, Dr. Cope served as the Assistant Director for Research and Head of Program Research Development for The Ohio State University Comprehensive Cancer Center, The James Cancer Hospital and The Richard J. Solove Research Institute. Dr. Cope also served as head of the Cancer and AIDS product development and commercialization program for the ROSS/Abbott Laboratories division, and head of human and veterinary vaccine production and improvement group for Wyeth Laboratories. Dr. Cope served a fellowship in oncology at the McArdle Laboratory for Cancer Research at the University of Wisconsin and was the honored scientist in residence at the National Cancer Center Research Institute in Tokyo; he is the recipient of the Ernst W. Volwiler Research Award. Dr. Cope is also active in a number of professional and scientific organizations such as serving as an editorial reviewer for several professional journals, and as an advisor/director to the research program of Roswell Park Memorial Cancer Center.

Dr. Cope received his B.Sc. from the Delaware Valley College of Science and Agriculture, his M.S. from Millersville University of Pennsylvania and his Ph.D. from the University of Connecticut with full honors.

Thomas J. Klima has served as Senior Vice President and Chief Commercial Officer of Navidea since January 2015. Before joining Navidea, Mr. Klima served as National Sales Director/Head of Sales of Algeta from September 2012 to April 2014, when Algeta was acquired by Bayer AG. Mr. Klima led oncology strategy for Bayer from April 2014 to December 2014. Prior to that, Mr. Klima was Senior Director, Marketing at Dendreon Corporation from September 2009 to September 2012. From February 2000 to September 2009, Mr. Klima held positions of increasing responsibility at Eli Lilly, most recently serving as Director, Marking US Cymbalta Brand Team. Mr. Klima has a B.A. degree in Business Administration and Marketing from Western State College.

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

William J. Regan currently serves as Senior Vice President, Global Regulatory & Quality and Chief Compliance Officer. Mr. Regan joined Navidea in October 2012. Prior to accepting his position with Navidea, Mr. Regan served as a consultant to Navidea from July 2011 to September 2012. As Principal of Regan Advisory Services (RAS) from September 2006 to September 2012, Mr. Regan consulted on all aspects of regulatory affairs within pharmaceutical, biotechnology and diagnostic imaging businesses, including PET diagnostic agents (cardiovascular, neurology, and oncology), contrast agents, and radiopharmaceuticals.  Previous to RAS, Mr. Regan held roles of increasing responsibility in radiopharmaceutical manufacturing, quality assurance, pharmaceutical technology and regulatory affairs at Bristol-Myers Squibb (BMS). From September 2001 to August 2006, he served as global regulatory head for BMS’ Medical Imaging business where he was responsible for all regulatory aspects of the company’s in-market and pipeline products and led regulatory actions resulting in product approvals.  Mr. Regan has led efforts to gain two major FDA label expansions for Lymphoseek and in addition has obtained EU regulatory approval for Lymphoseek during 2014. Mr. Regan has been an active member in the Society of Nuclear Medicine, Council on Radionuclides and Radiopharmaceuticals (CORAR), and Medical Imaging and Technology Alliance, and formerly served as the industry chair of the Regulatory and Clinical Practice committee on behalf of CORAR. Mr. Regan serves on the Mass Down Syndrome Congress Business Advisory Council and is a Managing Board Director for Turner Hill LLC. Mr. Regan holds a B.A. in Chemistry from Rutgers University.

Cornelia Reininger, M.D., Ph.D., has served as Senior Vice President and Chief Medical Officer of Navidea since November 2012. Prior to accepting her position with Navidea, Dr. Reininger served as the Senior Director of Clinical Research and Global Clinical Leader of Bayer Healthcare Pharmaceuticals’ Alzheimer’s and amyloid PET imaging development programs from November 2007 to October 2012. Dr. Reininger also served in roles of increasing responsibility with the global medical organizations of GE Healthcare and Amersham Health - Diagnostic Imaging from April 2001 to October 2007. Dr. Reininger holds an Associate Professor of Surgery and External Lecturer position at Ludwig Maximillian University (LMU) in Munich, Germany, where she completed her medical education and residency in general and vascular surgery. During her residency, she was on staff at the LMU Downtown Surgical Hospital and Outpatient Clinic, rotating as Chief Resident in vascular surgery and the intensive care unit. She later became the head of the hospital’s thrombosis research laboratory. Dr. Reininger is a member of the Society of Nuclear Medicine and the European Association of Nuclear Medicine.

Thomas H. Tulip, Ph.D., has served as Executive Vice President and Chief Business Officer of Navidea since June 2011. Dr. Tulip also served as President of Navidea from May 2013 to December 2014. Prior to joining Navidea, Dr. Tulip held senior leadership positions at Alseres Pharmaceuticals, Lantheus Medical Imaging, Bristol Myers Squibb (BMS) and DuPont, where his roles spanned product discovery and development, business and technology planning, brand and alliance management and international business management. Most recently, as President, Alseres Molecular Imaging, Dr. Tulip led efforts to develop markets for a Phase III neuroimaging agent. While at DuPont and BMS, he was instrumental in the development, commercialization and international management of the highly successful nuclear cardiology franchise, successfully built the BMS Medical Imaging international business, and led planning activities for innovative PET tracers at Lantheus/BMS. Dr. Tulip earned a B.S. from the University of Vermont, and an M.S. and Ph.D. from Northwestern University. He was a visiting scholar at Osaka University and served as adjunct professor at Northeastern University. Dr. Tulip serves on the board of directors of the Medical Imaging Technology Association (MITA) and leads its PET Working Group in the Molecular Imaging Section. He was recently Chairperson of the Institute for Molecular Technologies (IMT) and held numerous leadership positions there. He served on the Board of the Academy of Molecular Imaging, including as its Treasurer. Dr. Tulip was Chairperson for the Society of Nuclear Medicine (SNM) Corporate Advisory Board and has been active in a number of Council on Radionuclides and Radiopharmaceuticals (CORAR) committees, now serving on its Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of our securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to us. Based on our review of these reports and written representations from reporting persons, we believe that all reporting persons complied with all filing requirements during the fiscal year ended December 31, 2014, except for: Frederick O. Cope, Ph.D., Brent L. Larson, Mark J. Pykett, V.M.D., Ph.D., William J. Regan, Cornelia B. Reininger, M.D., Ph.D., and Thomas H. Tulip, Ph.D., who each had one late Form 4 filing related to a January 2014 grant of stock options, and William J. Regan, who had one late Form 4 filing related to a May 2014 purchase of stock on the open market.

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

Board of Directors Meetings

Our Board of Directors held a total of 21 meetings in the fiscal year ended December 31, 2014, and each of the directors attended at least 75 percent of the aggregate number of meetings of the Board of Directors and committees (if any) on which he served. It is our policy that all directors attend the Annual Meeting of Stockholders. However, conflicts and unforeseen events may prevent the attendance of a director, or directors. All then-current members of our Board of Directors attended the 2014 Annual Meeting of Stockholders in person.

The Board of Directors maintains the following committees to assist it in its oversight responsibilities. The current membership of each committee is indicated in the list of directors set forth under “Board of Directors” above.

Audit Committee

The Audit Committee of the Board of Directors selects our independent registered public accounting firm with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, the accounting principles that we use in financial reporting, and the adequacy of our internal control procedures. The members of our Audit Committee are: Brendan A. Ford (Chairman), Perry A. Karsen, and Gordon A. Troup, each of whom is “independent” under Section 803A of the NYSE MKT Company Guide. The Board of Directors has determined that Brendan A. Ford meets the requirements of an “audit committee financial expert” as set forth in Section 407(d)(5) of Regulation S-K promulgated by the SEC. The Audit Committee held five meetings in the fiscal year ended December 31, 2014. The Board of Directors adopted a written Amended and Restated Audit Committee Charter on April 30, 2004. A copy of the Amended and Restated Audit Committee Charter is posted on the Company’s website at www.navidea.com.

Compensation, Nominating and Governance Committee

The CNG Committee of the Board of Directors discharges the Board’s responsibilities relating to the compensation of the Company's directors, executive officers and associates, identifies and recommends to the Board of Directors nominees for election to the Board, and assists the Board in the implementation of sound corporate governance principles and practices. With respect to its compensation functions, the CNG Committee evaluates and approves executive officer compensation and reviews and makes recommendations to the Board with respect to director compensation, including incentive or equity-based compensation plans; reviews and evaluates any discussion and analysis of executive officer and director compensation included in the Company’s annual report or proxy statement, and prepares and approves any report on executive officer and director compensation for inclusion in the Company’s annual report or proxy statement required by applicable rules and regulations; and monitors and evaluates, at the Committee’s discretion, matters relating to the compensation and benefits structure of the Company and such other domestic and foreign subsidiaries or affiliates, as it deems appropriate. The members of our CNG Committee are: Peter F. Drake, Ph.D. (Chairman), Perry A. Karsen, and Gordon A. Troup. The CNG Committee held two meetings in the fiscal year ended December 31, 2014 to complement compensation-related discussions held by the full Board. The Board of Directors adopted a written Compensation, Nominating and Governance Committee Charter on February 26, 2009. A copy of the Compensation, Nominating and Governance Committee Charter is posted on the Company’s website at www.navidea.com.

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

Philosophy and Goals of Executive Compensation Plans. The CNG Committee’s philosophy for executive compensation is to:

•
Pay for performance: The CNG Committee believes that our executives should be compensated based upon their ability to achieve specific operational and strategic results. Therefore, our compensation plans are designed to provide rewards for the individual’s contribution to our performance.

•
Pay commensurate with other companies categorized as value creators: The CNG Committee has set a goal that the Company should move towards compensation levels for senior executives that are, at a minimum, at the 40th to 50th percentile for similar executives in the workforce while taking into account current market conditions and Company performance. This allows us to attract, hire, reward and retain senior executives who formulate and execute our strategic plans and drive exceptional results.

To ensure our programs are competitive, the CNG Committee periodically reviews compensation information of peer companies, national data and trends in executive compensation to help determine the appropriateness of our plans and compensation levels. These reviews, and the CNG Committee’s commitment to pay for performance, become the basis for the CNG Committee’s decisions on compensation plans and individual executive compensation payments.

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

In addition to the aforementioned considerations, the CNG Committee also takes into account the outcome of stockholder advisory (“say-on-pay”) votes, taken every three years, on the compensation of our Chief Executive Officer, Chief Financial Officer, and our other three highest-paid executive officers (the Named Executive Officers). At the Annual Meeting of Stockholders held on July 17, 2014, approximately 74% of our stockholders voted in favor of the resolution relating to the compensation of our Named Executive Officers. The CNG Committee believes this affirmed stockholders’ support of the Company’s executive compensation program, and as such did not change its approach in 2015. The CNG Committee will continue to consider the results of future say-on-pay votes when making future compensation decisions for the executive officers.

Scope of Authority of the CNG Committee. The Board of Directors has authorized the CNG Committee to establish the compensation programs for all executive officers and to provide oversight for compliance with our compensation philosophy. The CNG Committee delegates the day-to-day administration of the compensation plans to management (except with respect to our executive officers), but retains responsibility for ensuring that the plan administration is consistent with the Company’s policies. Annually, the CNG Committee sets the compensation for our executive officers, including objectives and awards under incentive plans. Mr. Gonzalez provides input for the CNG Committee regarding the performance and appropriate compensation of the other officers. The CNG Committee gives considerable weight to Mr. Gonzalez’s evaluation of the other officers because of his direct knowledge of each officer’s performance and contributions. The CNG Committee also makes recommendations to the Board of Directors on appropriate compensation for the non-employee directors. In addition to overseeing the compensation of executive officers, the CNG Committee approves awards under short-term cash incentive and long-term equity-based compensation plans for all other employees. For more information on the CNG Committee’s role, see the CNG Committee’s charter, which can be found on our website at www.navidea.com.

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

As competitors and similarly situated companies that compete for the same executive talent, the CNG Committee determined that the following peer group companies most closely matched the responsibilities and requirements of our executives:

OncoGenex Pharmaceuticals, Inc.	Targacept, Inc.
ArQule, Inc.	EXACT Sciences Corp.
Progenics Pharmaceuticals, Inc.	Cell Therapeutics, Inc.
Threshold Pharmaceuticals, Inc.	Rigel Pharmaceuticals, Inc.
Curis, Inc.	ZIOPHARM Oncology, Inc.
Hyperion Therapeutics, Inc.	Delcath Systems, Inc.
Keryx Biopharmaceuticals, Inc.	TG Therapeutics, Inc.
Immunomedics, Inc.	GTx, Inc.

The CNG Committee used the publicly available compensation information for these companies to analyze our competitive position in the industry. The CNG Committee reviewed the base salaries and short-term and long term incentive plans of the executives of these companies to provide background and perspective in analyzing the compensation levels for our executives.

Specific Elements of Executive Compensation

Base Salary. Using information gathered by Pearl Meyer, peer company data, national surveys, general compensation trend information and recommendations from management, the CNG Committee approved the fiscal 2014 base salaries for our senior executives. Base salaries for senior executives are set using the CNG Committee’s philosophy that compensation should be competitive and based upon performance. Executives should expect that their base salaries, coupled with a cash bonus award, would provide them the opportunity to be compensated at or above the competitive market at the 40th to 50th percentile.

Based on competitive reviews of similar positions, industry salary trends, overall company results and individual performance, salary increases may be approved from time to time. The CNG Committee reviews and approves base salaries of all executive officers.

In setting specific base salaries for fiscal 2014, the CNG Committee considered published proxy data for similar positions at peer group companies.

The following table shows the changes in base salaries for the Named Executive Officers that were approved for fiscal 2014 compared to the approved salaries for fiscal 2013:

Named Executive Officer	Fiscal 2014 Base Salary (a)	Fiscal 2013 Base Salary	Change (b)
Mark J. Pykett, V.M.D., Ph.D. (c)	$399,000	$437,750	(8.9)%
Ricardo J. Gonzalez (d)	375,000	—	N/A
Frederick O. Cope, Ph.D.	279,130	279,130	—%
Brent L. Larson	260,000	279,575	(7.0)%
Cornelia B. Reininger, M.D., Ph.D.	300,000	300,000	—%
Thomas H. Tulip, Ph.D.	314,000	339,625	(7.5)%

(a)
The amount shown for fiscal 2014 is the approved annual salary of the Named Executive Officer in effect at the end of 2014. The actual amount paid to the Named Executive Officer during fiscal 2014 is shown under “Salary” in the Summary Compensation table below.

(b)
Based on the performance of the Company's stock during 2013, Drs. Pykett and Tulip and Mr. Larson agreed to salary reductions effective January 1, 2014, and Drs. Cope and Reininger did not receive salary increases in 2014.

(c)	Dr. Pykett separated from the Company effective May 30, 2014.

(d)	Mr. Gonzalez commenced employment with the Company effective October 13, 2014.

The CNG Committee has not approved any changes to base salaries of Named Executive Officers for fiscal 2015.

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

In January 2014, the CNG Committee established the fiscal 2014 targets and performance measures for all Company employees. For fiscal 2014, the cash bonus for each executive officer was a function of the designated target bonus amount and certain business performance objectives, weighted as a percentage of the total target amount. The business performance objectives established for fiscal 2014 were as follows:

•	Achievement of various development and commercial goals for the Company’s Lymphoseek product, including:

◦	generation of specified revenue amounts derived directly from Lymphoseek during fiscal 2014, subject to a maximum 40% reduction of bonus if not achieved;

◦	approval of the sNDA for Lymphoseek for head and neck cancer, subject to a maximum 5% reduction of bonus if not achieved; and

◦	initiation of ex-U.S. commercial launch activities in select countries, subject to a maximum 5% reduction of bonus if not achieved.

•	Achievement of a specified percentage of the total target enrollment in the Company’s NAV4-02 Phase 3 trial for NAV4694, subject to a maximum 10 % reduction of bonus if not achieved.

•	Realization of a specified amount in revenue from ‘business development’ sources such as in-licensing or partnering milestone payments, subject to a maximum 15% reduction of bonus if not achieved.

•	Commencement of a Phase 1 or later stage clinical study for a Manocept platform product candidate, subject to a maximum 5% reduction of bonus if not achieved.

•	Discretionary bonus, equal to 20% of the total bonus objective.

For the Named Executive Officers, the following cash bonus targets were established for fiscal 2014:

Named Executive Officer	Target Cash Bonus (% of Salary)	Target Cash Bonus ($ Amount)
Mark J. Pykett, V.M.D., Ph.D. (a)	50.0%	$199,500
Ricard J. Gonzalez (b)	50.0%	187,500
Frederick O. Cope, Ph.D.	25.0%	69,783
Brent L. Larson	27.5%	71,500
Cornelia B. Reininger, M.D., Ph.D.	30.0%	90,000
Thomas H. Tulip, Ph.D.	35.0%	109,900

(a)	Dr. Pykett separated from the Company effective May 30, 2014, therefore no bonus will be awarded to Dr. Pykett for fiscal 2014.

(b)	Mr. Gonzalez commenced employment with the Company effective October 13, 2014. Any bonus awarded to Mr. Gonzalez will be pro-rated based on time served in his position.

In March 2015, the CNG Committee determined the extent to which the Company’s goals were achieved during 2014. With respect to the first objective, (i) the Company did not generate the specified revenue amounts derived directly from Lymphoseek during fiscal 2014, resulting in a 40% reduction in the target bonus amount; (ii) approval of the sNDA for Lymphoseek for head and neck cancer evidenced successful achievement of that goal; and (iii) ex-U.S. commercial launch activities in select countries were not initiated to the degree expected, resulting in a 5% reduction in the target bonus amount. With regard to the second objective, the specified percentage of the total target enrollment in the Company's NAV4-02 Phase 3 trial for NAV4694 was not achieved as originally intended due to the May 2014 realignment of corporate objectives; however, the CNG Committee concluded that based on the accrual rate for brains that was achieved, there would be no reduction in the target bonus amount. With respect to the third objective, the Company did not realize the specified amount of revenue from ‘business development’ sources such as in-licensing or partnering milestone payments, resulting in a 15% reduction in the target bonus amount. With regard to the fourth objective, commencement of a pilot study in subjects with Kaposi's Sarcoma evidenced successful achievement of that goal. With respect to the discretionary portion of the total bonus opportunity, the CNG Committee concluded, primarily due to the successful achievement of a second sNDA that significantly expanded the Lymphoseek product label, that this component would be subject to no reduction of bonuses for non-executives, with the discretionary portion of executive bonuses to be determined on a case-by-case basis by the CNG Committee. After reviewing the business performance objectives and the related proposed payouts, the CNG Committee approved the total cash bonus payouts for non-executive employees of the Company. The CNG Committee has not yet finalized the amounts of cash bonus payouts for the Named Executive Officers.

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

Employment Agreements

Our senior executive officers are generally employed under employment agreements which specify the terms of their employment such as base salary, benefits, paid time off, and post-employment benefits as shown in the tables below. Our employment agreements also specify that if a change in control occurs with respect to our Company and the employment of a senior executive officer is concurrently or subsequently terminated:

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

Mark J. Pykett, V.M.D., Ph.D. Prior to his separation on May 30, 2014, Dr. Pykett was employed under a 20.5-month employment agreement effective through December 31, 2015. The employment agreement provided for an annual base salary of $399,000. For the calendar year ending December 31, 2014, the CNG Committee determined that the maximum bonus payment to Dr. Pykett would be $199,500.

Ricardo J. Gonzalez. Mr. Gonzalez is employed under a 36-month employment agreement effective through October 13, 2017. The employment agreement provides for an annual base salary of $375,000. For the calendar year ending December 31, 2014, the CNG Committee determined that the maximum bonus payment to Mr. Gonzalez would be $187,500, to be pro-rated based on time served in his position.

Frederick O. Cope, Ph.D. Dr. Cope was employed under a 24-month employment agreement effective through December 31, 2014. The employment agreement provided for an annual base salary of $245,000. Effective August 23, 2011, Dr. Cope’s annual base salary was increased to $265,000. Effective January 1, 2012, Dr. Cope’s annual base salary was increased to $271,000. Effective May 1, 2013, Dr. Cope’s annual base salary was increased to $279,130. For the calendar year ending December 31, 2014, the CNG Committee determined that the maximum bonus payment to Dr. Cope would be $69,783. Although Dr. Cope's employment agreement expired on December 31, 2014, the terms of the agreement provide for continuation of certain terms of the employment agreement as long as Dr. Cope continues to be an employee of the Company following expiration of the agreement.

Brent L. Larson. Mr. Larson was employed under a 24-month employment agreement effective through December 31, 2014. The employment agreement provided for an annual base salary of $207,000. Effective August 23, 2011, Mr. Larson’s annual base salary was increased to $250,000. Effective January 1, 2012, Mr. Larson’s annual base salary was increased to $265,000. Effective May 1, 2013, Mr. Larson’s annual base salary was increased to $279,575. Effective January 1, 2014, Mr. Larson agreed to a reduction in his annual base salary to $260,000. For the calendar year ending December 31, 2014, the CNG Committee determined that the maximum bonus payment to Mr. Larson would be $71,500. Although Mr. Larson's employment agreement expired on December 31, 2014, the terms of the agreement provide for continuation of certain terms of the employment agreement as long as Mr. Larson continues to be an employee of the Company following expiration of the agreement.

Cornelia B. Reininger, M.D., Ph.D. Dr. Reininger is employed under a 21-month employment agreement effective through December 31, 2015. The employment agreement provided for an annual base salary of $300,000. For the calendar year ending December 31, 2014, the CNG Committee determined that the maximum bonus payment to Dr. Reininger would be $90,000.

Thomas H. Tulip, Ph.D. Dr. Tulip was employed under a 24-month employment agreement effective through May 31, 2014. The employment agreement provided for an annual base salary of $325,000. Effective May 1, 2013, Dr. Tulip’s annual base salary was increased to $339,625. Effective January 1, 2014, Dr. Tulip agreed to a reduction in his annual base salary to $314,000. For the calendar year ending December 31, 2014, the CNG Committee determined that the maximum bonus payment to Dr. Tulip would be $109,900. Although Dr. Tulip's employment agreement expired on May 31, 2014, the terms of the agreement provided for continuation of certain terms of the employment agreement as long as Dr. Tulip continued to be an employee of the Company following expiration of the agreement.

Post-Employment Compensation

The following tables set forth the expected benefit to be received by each of our Named Executive Officers in the event of his termination resulting from various scenarios, assuming a termination date of December 31, 2014 and a stock price of $1.89, our closing stock price on December 31, 2014.

Mark J. Pykett, V.M.D., Ph.D.

Prior to his separation, Dr. Pykett was employed under a 20.5-month employment agreement effective through December 31, 2015. Pursuant to the employment agreement, Dr. Pykett served as our Chief Executive Officer until his separation from the Company. Effective May 30, 2014, the Company and Dr. Pykett entered into a Separation Agreement and Release. Following the termination date, Dr. Pykett was entitled to receive (i) a $750,000 severance payment, payable in two equal installments on June 9, 2014, and January 2, 2015, respectively; (ii) a single payment for accrued vacation and personal days; and (iii) reimbursement for certain other expenses and fees. Certain of Dr. Pykett's equity awards terminated upon separation, while others were modified in conjunction with the Separation Agreement and the Consulting Agreement described below.

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

Dr. Pykett terminated the Consulting Agreement effective September 8, 2014. Certain of Dr. Pykett's equity awards were forfeited upon termination of the Consulting Agreement, while others vested on December 1, 2014 due to achievement of certain goals during the period of the Consulting Agreement, in accordance with the terms of the award agreements.

Ricardo J. Gonzalez

	For Cause	Resignation	Death	Disability	End of Term	Without Cause	Change in Control
Cash payments:
Severance (a)	$—	$—	$—	$—	$375,000	$375,000	$750,000
Disability supplement (b)	—	—	—	185,100	—	—	—
Paid time off (c)	7,212	7,212	7,212	7,212	7,212	7,212	7,212
Continuation of benefits (d)	—	—	74,608	74,608	—	74,608	74,608
Stock option vesting acceleration (e)	—	—	—	—	630,000	630,000	630,000
Total	$7,212	$7,212	$81,820	$266,920	$1,012,212	$1,086,820	$1,461,820

(a)	Severance amounts are pursuant to Mr. Gonzalez’s employment agreement.

(b)
During the first 6 months of disability, the Company will supplement disability insurance payments to Mr. Gonzalez to achieve 100% salary replacement. The Company’s short-term disability insurance policy currently pays $100 per week for a maximum of 24 weeks.

(c)	Amount represents the value of 40 hours of accrued but unused vacation time as of December 31, 2014.

(d)	Amount represents 34 months of medical, dental and vision insurance premiums at rates in effect at December 31, 2014.

(e)
Pursuant to Mr. Gonzalez’s stock option agreement, all unvested stock options outstanding will vest upon termination at the end of the term of his employment agreement, termination without cause, or a change in control. Amount represents the value of the stock at $1.89, the closing price of the Company’s stock on December 31, 2014, less the exercise price of the options.

Frederick O. Cope, Ph.D.

	For Cause	Resignation	Death	Disability	End of Term	Without Cause	Change in Control
Cash payments:
Severance (a)	$—	$—	$—	$—	$245,000	$245,000	$367,500
Disability supplement (b)	—	—	—	137,165	—	—	—
Paid time off (c)	5,368	5,368	5,368	5,368	5,368	5,368	5,368
2014 401(k) match (d)	5,200	5,200	5,200	5,200	5,200	5,200	5,200
Continuation of benefits (e)	—	—	18,528	18,528	—	18,528	18,528
Stock option vesting acceleration (f)	—	—	—	—	15,960	15,960	15,960
Restricted stock vesting acceleration (g)	—	—	—	—	—	—	94,450
Total	$10,568	$10,568	$29,096	$166,261	$271,528	$290,056	$507,006

(a)	Severance amounts are pursuant to Dr. Cope’s employment agreement.

(b)
During the first 6 months of disability, the Company will supplement disability insurance payments to Dr. Cope to achieve 100% salary replacement. The Company’s short-term disability insurance policy currently pays $100 per week for a maximum of 24 weeks.

(c)	Amount represents the value of 40 hours of accrued but unused vacation time as of December 31, 2014.

(d)	Amount represents the value of 2,858 shares of Company stock which was accrued during 2014 as the Company’s 401(k) matching contribution but was unissued as of December 31, 2014.

(e)	Amount represents 12 months of medical, dental and vision insurance premiums at rates in effect at December 31, 2014.

(f)
Pursuant to Dr. Cope’s stock option agreements, all unvested stock options outstanding will vest upon termination at the end of the term of his employment agreement, termination without cause, or a change in control. Amount represents the value of the stock at $1.89, the closing price of the Company’s stock on December 31, 2014, less the exercise price of the options. Amount does not include stock options with an exercise price higher than $1.89, the closing price of the Company’s stock on December 31, 2014.

(g)	Pursuant to Dr. Cope’s restricted stock agreements, certain unvested restricted stock outstanding will vest upon a change in control.

Brent L. Larson

	For Cause	Resignation	Death	Disability	End of Term	Without Cause	Change in Control
Cash payments:
Severance (a)	$—	$—	$—	$—	$207,000	$207,000	$310,500
Disability supplement (b)	—	—	—	127,600	—	—	—
Paid time off (c)	5,000	5,000	5,000	5,000	5,000	5,000	5,000
2014 401(k) match (d)	5,200	5,200	5,200	5,200	5,200	5,200	5,200
Continuation of benefits (e)	—	—	26,332	26,332	—	26,332	26,332
Stock option vesting acceleration (f)	—	—	—	—	14,880	14,880	14,880
Total	$10,200	$10,200	$36,532	$164,132	$232,080	$258,412	$361,912

(a)	Severance amounts are pursuant to Mr. Larson’s employment agreement.

(b)
During the first 6 months of disability, the Company will supplement disability insurance payments to Mr. Larson to achieve 100% salary replacement. The Company’s short-term disability insurance policy currently pays $100 per week for a maximum of 24 weeks.

(c)	Amount represents the value of 40 hours of accrued but unused vacation time as of December 31, 2014.

(d)	Amount represents the value of 2,984 shares of Company stock which was accrued during 2014 as the Company’s 401(k) matching contribution but was unissued as of December 31, 2014.

(e)	Amount represents 12 months of medical, dental and vision insurance premiums at rates in effect at December 31, 2014.

(f)
Pursuant to Mr. Larson’s stock option agreements, all unvested stock options outstanding will vest upon termination at the end of the term of his employment agreement, termination without cause, or a change in control. Amount represents the value of the stock at $1.89, the closing price of the Company’s stock on December 31, 2014, less the exercise price of the options. Amount does not include stock options with an exercise price higher than $1.89, the closing price of the Company’s stock on December 31, 2014.

Cornelia B. Reininger, M.D., Ph.D.

	For Cause	Resignation	Death	Disability	End of Term	Without Cause	Change in Control
Cash payments:
Severance (a)	$—	$—	$—	$—	$300,000	$300,000	$450,000
Disability supplement (b)	—	—	—	147,600	—	—	—
Paid time off (c)	5,769	5,769	5,769	5,769	5,769	5,769	5,769
2014 401(k) match (d)	5,200	5,200	5,200	5,200	5,200	5,200	5,200
Continuation of benefits (e)	—	—	11,652	11,652	—	11,652	11,652
Stock option vesting acceleration (f)	—	—	—	—	17,160	17,160	17,160
Total	$10,969	$10,969	$22,621	$170,221	$328,129	$339,781	$489,781

(a)	Severance amounts are pursuant to Dr. Reininger's employment agreement.

(b)
During the first 6 months of disability, the Company will supplement disability insurance payments to Dr. Reininger to achieve 100% salary replacement. The Company’s short-term disability insurance policy currently pays $100 per week for a maximum of 24 weeks.

(c)	Amount represents the value of 40 hours of accrued but unused vacation time as of December 31, 2014.

(d)	Amount represents the value of 2,747 shares of Company stock which was accrued during 2014 as the Company’s 401(k) matching contribution but was unissued as of December 31, 2014.

(e)	Amount represents 12 months of medical, dental and vision insurance premiums at rates in effect at December 31, 2014.

(f)
Pursuant to Dr. Reininger’s stock option agreements, all unvested stock options outstanding will vest upon termination at the end of the term of his employment agreement, termination without cause, or a change in control. Amount represents the value of the stock at $1.89, the closing price of the Company’s stock on December 31, 2014, less the exercise price of the options. Amount does not include stock options with an exercise price higher than $1.89, the closing price of the Company’s stock on December 31, 2014.

Thomas H. Tulip, Ph.D.

	For Cause	Resignation	Death	Disability	End of Term	Without Cause	Change in Control
Cash payments:
Severance (a)	$—	$—	$—	$—	$325,000	$325,000	$487,500
Disability supplement (b)	—	—	—	154,600	—	—	—
Paid time off (c)	6,038	6,038	6,038	6,038	6,038	6,038	6,038
2014 401(k) match (d)	5,200	5,200	5,200	5,200	5,200	5,200	5,200
Continuation of benefits (e)	—	—	—	—	—	—	—
Stock option vesting acceleration (f)	—	—	—	—	18,000	18,000	18,000
Restricted stock vesting acceleration (g)	—	—	—	—	—	—	—
Total	$11,238	$11,238	$11,238	$165,838	$354,238	$354,238	$516,738

(a)	Severance amounts are pursuant to Dr. Tulip’s employment agreement.

(b)
During the first 6 months of disability, the Company will supplement disability insurance payments to Dr. Tulip to achieve 100% salary replacement. The Company’s short-term disability insurance policy currently pays $100 per week for a maximum of 24 weeks.

(c)	Amount represents the value of 40 hours of accrued but unused vacation time as of December 31, 2014.

(d)	Amount represents the value of 2,720 shares of Company stock which was accrued during 2014 as the Company’s 401(k) matching contribution but was unissued as of December 31, 2014.

(e)	Dr. Tulip does not participate in the Company’s medical, dental or vision insurance plans.

(f)
Pursuant to Dr. Tulip’s stock option agreements, all unvested stock options outstanding will vest upon termination at the end of the term of his employment agreement, termination without cause, or a change in control. Amount represents the value of the stock at $1.89, the closing price of the Company’s stock on December 31, 2014, less the exercise price of the options. Amount does not include stock options with an exercise price higher than $1.89, the closing price of the Company’s stock on December 31, 2014.

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
Perry A. Karsen
Gordon A. Troup

Compensation, Nominating and Governance Committee Interlocks and Insider Participation

The current members of our CNG Committee are: Peter F. Drake, Ph.D. (Chairman), Perry A. Karsen, and Gordon A. Troup, and each served as a member of the CNG Committee during the last completed fiscal year. Mr. Ford also served on the CNG Committee during 2014. None of these individuals were at any time during the fiscal year ended December 31, 2014, or at any other time, an officer or employee of the Company.

No director who served on the CNG Committee during 2014 had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director of the Company or member of the CNG Committee during 2014.

Summary Compensation Table

The following table sets forth certain information concerning the annual and long-term compensation of our Named Executive Officers for the last three fiscal years.

Summary Compensation Table for Fiscal 2014

Named Executive Officer	Year	Salary	(a) Stock Awards	(b) Option Awards	(c) Non-Equity Incentive Plan Compensation	(d) All Other Compensation	Total Compensation
Mark J. Pykett, V.M.D., Ph.D. (e)	2014	$166,250	$—	$279,468	$—	$411,669	$857,387
Chief Executive Officer	2013	433,500	—	557,448	127,500	6,749	1,125,197
	2012	425,000	983,700	385,462	140,250	13,808	1,948,220

Ricardo J. Gonzalez (f)	2014	$82,452	$—	$768,247	$—	$—	$850,699
President and Chief Executive Officer	2013	—	—	—	—	—	—
	2012	—	—	—	—	—	—

Frederick O. Cope, Ph.D.	2014	$279,130	$—	$144,067	$—	$6,173	$429,370
Senior Vice President and	2013	276,420	—	265,888	50,813	6,179	599,300
Chief Scientific Officer	2012	271,000	—	244,768	55,043	11,114	581,925

Brent L. Larson	2014	$260,000	$—	$134,318	$—	$6,727	$401,045
Executive Vice President and	2013	274,717	—	260,387	51,013	6,847	592,964
Chief Financial Officer	2012	265,000	—	169,603	49,555	11,404	495,562

Cornelia B. Reininger, M.D., Ph.D. (g)	2014	$300,000	$—	$154,899	$—	$13,652	$468,551
Senior Vice President and	2013	300,000	—	220,045	67,500	98,087	685,632
Chief Medical Officer	2012	—	—	—	—	—	—

Thomas H. Tulip, Ph.D.	2014	$314,000	$—	$162,481	$—	$6,200	$482,681
President and	2013	334,750	—	319,066	71,094	6,000	730,910
Chief Business Officer	2012	314,583	—	314,151	75,075	9,615	713,424

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

(c)
Amount represents the cash bonuses which have been approved by the CNG Committee as of the date this filing, and are disclosed for the year in which they were earned (i.e., the year to which the service relates).

(d)	Amount represents additional compensation as disclosed in the All Other Compensation table below.

(e)	Dr. Pykett separated from the Company effective May 30, 2014.

(f)	Mr. Gonzalez commenced employment with the Company effective October 13, 2014.

(g)	Dr. Reininger commenced employment with the Company effective November 1, 2012.

All Other Compensation

The following table describes each component of the amounts shown in the “All Other Compensation” column in the Summary Compensation table above.

All Other Compensation Table for Fiscal 2014

Named Executive Officer	Year	(a) Payment for Unused Vacation	(b) Reimbursement of Additional Tax Liability Related to Health Insurance Premiums	(c) 401(k) Plan Employer Matching Contribution	Other		Total All Other Compensation
Mark J. Pykett, V.M.D., Ph.D.	2014	$32,277	$471	$3,921	$375,000	(d)	$411,669
	2013	—	1,749	5,000	—		6,749
	2012	7,212	1,596	5,000	—		13,808

Ricardo J. Gonzalez	2014	$—	$—	$—	$—		$—
	2013	—	—	—	—		—
	2012	—	—	—	—		—

Frederick O. Cope, Ph.D.	2014	$—	$973	$5,200	$—		$6,173
	2013	—	1,179	5,000	—		6,179
	2012	5,096	1,018	5,000	—		11,114

Brent L. Larson	2014	$—	$1,527	$5,200	$—		$6,727
	2013	—	1,847	5,000	—		6,847
	2012	4,808	1,596	5,000	—		11,404

Cornelia B. Reininger, M.D., Ph.D.	2014	$—	$448	$5,200	$8,004	(e)	$13,652
	2013	—	112	5,000	92,975	(f)	98,087
	2012	—	—	—	—		—

Thomas H. Tulip, Ph.D.	2014	$—	$—	$5,200	$1,000	(g)	$6,200
	2013	—	—	5,000	1,000	(g)	6,000
	2012	4,615	—	5,000	—		9,615

(a)
Amount represents payment for unused vacation time in excess of the amount eligible for rollover in a fiscal year, or payment for unused vacation time upon separation from the Company. The amount paid is calculated based on the employee’s salary in effect at the end of the period to which the unused vacation time relates.

(b)
Amount represents reimbursement of the lost tax benefit due to the ineligibility of our Named Executive Officers to pay their portion of medical, dental, and vision premiums on a pre-tax basis under our IRC Section 125 Plan.

(c)	Amount represents the value of the common stock contributed to the Named Executive Officer’s account in our 401(k) Plan as calculated on a quarterly basis.

(d)	Amount represents Dr. Pykett's first separation payment in accordance with his Separation Agreement and Release dated May 30, 2014.

(e)	Amount represents Dr. Reininger's car allowance payments.

(f)
Amount represents Dr. Reininger's moving expenses to relocate from Germany to the U.S. of $58,827, reimbursement of additional income taxes on the value of the moving expenses of $12,857, immigration-related legal fees of $11,953 and car allowance payments totaling $9,338.

(g)	Amount represents Dr. Tulip's additional bonus paid for non-participation in the Company’s medical, dental, and vision plans.

Grants of Plan-Based Awards

The following table sets forth certain information about plan-based awards that we made to the Named Executive Officers during fiscal 2014. For information about the plans under which these awards were granted, see the discussion under “Short-Term Incentive Compensation” and “Long-Term Incentive Compensation” in the “Compensation Discussion and Analysis” section above.

Grants of Plan-Based Awards Table for Fiscal 2014

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (a)		Estimated Future Payouts Under Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying Options	Exercise Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Named Executive Officer	Grant Date	Threshold	Maximum	Threshold	Maximum
Mark J. Pykett,	N/A	$—	$199,500	—	—	—	—	$—	$—	(a)
V.M.D., Ph.D.	1/28/2014	$—	$—	—	—	—	258,000	$1.77	$279,468	(b)

Ricardo J.	N/A	$—	$187,500	—	—	—	—	$—	$—	(a)
Gonzalez	10/13/2014	$—	$—	—	—	—	1,000,000	$1.26	$768,247	(c)

Frederick O. Cope,	N/A	$—	$69,783	—	—	—	—	$—	$—	(a)
Ph.D.	1/28/2014	$—	$—	—	—	—	133,000	$1.77	$144,067	(b)

Brent L. Larson	N/A	$—	$71,500	—	—	—	—	$—	$—	(a)
	1/28/2014	$—	$—	—	—	—	124,000	$1.77	$134,318	(b)

Cornelia B. Reininger,	N/A	$—	$90,000	—	—	—	—	$—	$—	(a)
M.D., Ph.D.	1/28/2014	$—	$—	—	—	—	143,000	$1.77	$154,899	(b)

Thomas H. Tulip,	N/A	$—	$109,900	—	—	—	—	—	$—	(a)
Ph.D.	1/28/2014	$—	$—	—	—	—	150,000	$1.77	$162,481	(b)

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

(c)
These stock options shall vest and become exercisable in three tranches, provided that Mr. Gonzalez has been an employee of the Company continuously from the date of grant through the date when such portion of the option vests. The first tranche of 300,000 options will vest and become exercisable on the first anniversary of the date of grant. The second tranche of 300,000 options will vest and become exercisable on or after the second anniversary of the date of grant, provided that the options will not be exercisable with respect to such shares unless and until the average closing price per share of the Company’s common stock for the ten trading days prior to exercise equals or exceeds $2.50 per share. The third tranche of 400,000 options will vest and become exercisable on or after the third anniversary of the date of grant, provided that the options will not be exercisable with respect to such shares unless and until the average closing price per share of the Company’s common stock for the ten trading days prior to exercise equals or exceeds $3.50 per share.

Outstanding Equity Awards

The following table presents certain information concerning outstanding equity awards held by the Named Executive Officers as of December 31, 2014.

Outstanding Equity Awards Table at Fiscal 2014 Year-End

	Option Awards					Stock Awards
								Equity Incentive Plan Awards
	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price	Option Expiration Date	Note	Number of Shares of Stock that Have Not Vested	Market Value of Shares of Stock that Have Not Vested	Number of Unearned Shares	Market Value of Unearned Shares (p)	Note
Named Executive Officer	Exercisable	Unexercisable
Mark J. Pykett,
V.M.D., Ph.D.

Ricardo J. Gonzalez	—	1,000,000	$1.26	10/13/2024	(m)

Frederick O. Cope,	50,000	—	$0.65	2/16/2019	(e)			50,000	$94,500	(n)
Ph.D.	75,000	—	$1.10	10/30/2019	(f)
	120,000	—	$1.90	12/21/2020	(g)
	63,500	63,500	$3.28	2/17/2022	(i)
	36,250	108,750	$3.08	2/15/2023	(k)
	—	133,000	$1.77	1/28/2024	(l)

Brent L. Larson	40,000	—	$0.26	12/27/2015	(a)
	50,000	—	$0.27	12/15/2016	(b)
	50,000	—	$0.362	1/3/2018	(c)
	25,000	—	$0.59	1/5/2019	(d)
	75,000	—	$1.10	10/30/2019	(f)
	95,000	—	$1.90	12/21/2020	(g)
	44,000	44,000	$3.28	2/17/2022	(i)
	35,500	106,500	$3.08	2/15/2023	(k)
	—	124,000	$1.77	1/28/2024	(l)

Cornelia B. Reininger,	44,000	44,000	$2.85	11/1/2022	(j)
M.D., Ph.D.	30,000	90,000	$3.08	2/15/2023	(k)
	—	143,000	$1.77	1/28/2024	(l)

Thomas H. Tulip,	82,500	27,500	$4.93	6/1/2021	(h)			40,000	$75,600	(o)
Ph.D.	81,500	81,500	$3.28	2/17/2022	(i)
	43,500	130,500	$3.08	2/15/2023	(k)
	—	150,000	$1.77	1/28/2024	(l)

(a)	Options were granted 12/27/2005 and vested as to one-third immediately and on each of the first two anniversaries of the date of grant.

(b)	Options were granted 12/15/2006 and vested as to one-third on each of the first three anniversaries of the date of grant.

(c)	Options were granted 1/3/2008 and vested as to one-third on each of the first three anniversaries of the date of grant.

(d)	Options were granted 1/5/2009 and vested as to one-third on each of the first three anniversaries of the date of grant.

(e)	Options were granted 2/16/2009 and vested as to one-third on each of the first three anniversaries of the date of grant.

(f)	Options were granted 10/30/2009 and vested as to one-third on each of the first three anniversaries of the date of grant.

(g)	Options were granted 12/21/2010 and vest as to one-fourth on each of the first four anniversaries of the date of grant.

(h)	Options were granted 6/1/2011 and vest as to one-fourth on each of the first four anniversaries of the date of grant.

(i)	Options were granted 2/17/2012 and vest as to one-fourth on each of the first four anniversaries of the date of grant.

(j)	Options were granted 11/1/2012 and vest as to one-fourth on each of the first four anniversaries of the date of grant.

(k)	Options were granted 2/15/2013 and vest as to one-fourth on each of the first four anniversaries of the date of grant.

(l)	Options were granted 1/28/2014 and vest as to one-fourth on each of the first four anniversaries of the date of grant.

(m)
Options were granted 10/13/2014 and shall vest and become exercisable in three tranches, provided that Mr. Gonzalez has been an employee of the Company continuously from the date of grant through the date when such portion of the option vests. The first tranche of 300,000 options will vest and become exercisable on the first anniversary of the date of grant. The second tranche of 300,000 options will vest and become exercisable on or after the second anniversary of the date of grant, provided that the options will not be exercisable with respect to such shares unless and until the average closing price per share of the Company’s common stock for the ten trading days prior to exercise equals or exceeds $2.50 per share. The third tranche of 400,000 options will vest and become exercisable on or after the third anniversary of the date of grant, provided that the options will not be exercisable with respect to such shares unless and until the average closing price per share of the Company’s common stock for the ten trading days prior to exercise equals or exceeds $3.50 per share.

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

(o)
Restricted shares granted June 1, 2011. Pursuant to the terms of the restricted stock agreement between the Company and Dr. Tulip, 20,000 of the restricted shares will vest upon the partnering of Lymphoseek in Europe covering at least four countries, and 20,000 will vest upon the achievement of annual revenue to the Company from Cardinal Health, Inc. related to Lymphoseek of over $2 million per month for three consecutive months following the receipt of commercial marketing clearance in the U.S., if achieved before the 24th month following such marketing clearance. Dr. Tulip’s restricted stock agreements do not include provisions for accelerated vesting. If the employment of Dr. Tulip with the Company is terminated before all of the restricted shares have vested, then pursuant to the terms of the restricted stock agreement all restricted shares that have not vested at the effective date of Dr. Tulip’s termination shall immediately be forfeited by Dr. Tulip.

(p)
Estimated by reference to the closing market price of the Company’s common stock on December 31, 2014, pursuant to Instruction 3 to Item 402(p)(2) of Regulation S-K. The closing price of the Company’s common stock on December 31, 2014, was $1.89.

Options Exercised and Stock Vested

The following table presents, with respect to the Named Executive Officers, certain information about option exercises and restricted stock vested during fiscal 2014.

Options Exercised and Stock Vested Table for Fiscal 2014

	Option Awards		Stock Awards
Named Executive Officer	Number of Shares Acquired on Exercise	Value Realized on Exercise (a)	Number of Shares Acquired on Vesting	Value Realized on Vesting (a)
Mark J. Pykett, V.M.D., Ph.D.	—	$—	100,000	$202,900	(b)
Ricardo J. Gonzalez	—	$—	—	$—
Frederick O. Cope, Ph.D.	—	$—	—	$—
Brent L. Larson	96,433	$235,100	—	$—	(c)(d)(e)
Cornelia B. Reininger, M.D., Ph.D.	—	$—	—	$—
Thomas H. Tulip, Ph.D.	—	$—	13,418	$26,780	(f)

(a)	Computed using the fair market value of the stock on the date prior to or the date of exercise or vesting, as appropriate, in accordance with our normal practice.

(b)
On March 17, 2014, 100,000 shares of Dr. Pykett’s restricted stock vested in accordance with the terms of his restricted stock agreement. The market price of the stock on the last trading day prior to the vesting date was $2.03 per share.

(c)
On January 7, 2014, Mr. Larson exercised options to purchase 70,000 shares of common stock at an exercise price of $0.30 per share. After canceling 34,308 shares to cover the exercise price and related taxes, we issued 35,692 shares of common stock to Mr. Larson. The market price of the stock on the last trading day prior to the vesting date was $1.93 per share.

(d)
On March 10, 2014, Mr. Larson exercised options to purchase 50,000 shares of common stock at an exercise price of $0.49 per share. After canceling 12,312 shares to cover the related taxes, we issued 37,688 shares of common stock to Mr. Larson. The market price of the stock on the last trading day prior to the vesting date was $1.99 per share.

(e)
On December 10, 2014, Mr. Larson exercised options to purchase 50,000 shares of common stock at an exercise price of $0.39 per share. After canceling 26,947 shares to cover the exercise price and related taxes, we issued 23,053 shares of common stock to Mr. Larson. The market price of the stock on the last trading day prior to the vesting date was $1.31 per share.

(f)
On October 6, 2014, 20,000 shares of Dr. Tulip’s restricted stock vested upon the partnering of Lymphoseek in two countries in Asia other than Japan. After canceling 6,582 shares to cover the related taxes, we issued 13,418 shares of common stock to Dr. Tulip. The market price of the stock on the vesting date was $1.34 per share.

Compensation of Non-Employee Directors

Each non-employee director received an annual cash retainer of $50,000 during the fiscal year ended December 31, 2014. The Chairman of the Company’s Board of Directors received an additional annual retainer of $30,000, the Chairman of the Audit Committee received an additional annual retainer of $10,000, and the Chairman of the CNG Committee received an additional annual retainer of $7,500 for their services in those capacities during 2014. We also reimbursed non-employee directors for travel expenses for meetings attended during 2014.

Each non-employee director also received 20,000 shares of restricted stock during 2014 as a part of the Company’s annual stock incentive grants, in accordance with the provisions of the Navidea Biopharmaceuticals, Inc. Fourth Amended and Restated 2002 Stock Incentive Plan. The restricted stock granted will vest on the first anniversary of the date of grant. The aggregate number of equity awards outstanding at February 28, 2015 for each Director is set forth in the footnotes to the beneficial ownership table provided in Part III, Item 12 of this Form 10-K. Directors who are also officers or employees of Navidea do not receive any compensation for their services as directors.

The following table sets forth certain information concerning the compensation of non-employee Directors for the fiscal year ended December 31, 2014.

Name	(a) Fees Earned or Paid in Cash or Stock	(b),(c) Option Awards	(d),(e) Stock Awards	All Other Compensation	Total Compensation
Peter F. Drake, Ph.D.	$58,859	$—	$36,600	$—	$95,459
Brendan A. Ford	61,359	—	36,600	—	97,959
Michael M. Goldberg, M.D.	50,000	—	36,600	—	86,600
Perry A. Karsen (f)	45,755	—	37,400	—	83,155
Eric K. Rowinsky, M.D.	50,000	—	36,600	—	86,600
Gordon A. Troup	85,000	—	36,600	—	121,600

(a)
Amount represents fees earned during the fiscal year ended December 31, 2014 (i.e., the year to which the service relates). Quarterly retainers and meeting attendance fees are paid during the quarter following the quarter in which they are earned.

(b)
Amount represents the aggregate grant date fair value in accordance with FASB ASC Topic 718. Assumptions made in the valuation of stock option awards are disclosed in Note 1(e) of the Notes to the Consolidated Financial Statements in this Form 10-K.

(c)
At December 31, 2014, the non-employee directors held an aggregate of 93,764 options to purchase shares of common stock of the Company. Dr. Rowinsky held 73,764 options and Mr. Troup held 20,000 options.

(d)
Amount represents the aggregate grant date fair value in accordance with FASB ASC Topic 718. Assumptions made in the valuation of restricted stock awards are disclosed in Note 1(e) of the Notes to the Consolidated Financial Statements in this Form 10-K.

(e)
During the year ended December 31, 2014, the non-employee directors were issued an aggregate of 120,000 shares of restricted stock which vest as to 100% of the shares on the first anniversary of the date of grant. At December 31, 2014, the non-employee directors held an aggregate of 188,000 shares of unvested restricted stock. Drs. Drake and Rowinsky and Messrs. Ford and Troup each held 37,000 shares of unvested restricted stock, and Dr. Goldberg and Mr. Karsen each held 20,000 shares of unvested restricted stock.

(f)	Mr. Karsen was appointed to the board on February 17, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2014, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

	(1) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(2) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(3) Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (1))
Equity compensation plans approved by security holders (a)	4,345,764	$2.37	4,713,375

Equity compensation plans not approved by security holders (b)	1,000,000	1.26	—

Total	5,345,764	$2.16	4,713,375

(a)
Our stockholders ratified the 2014 Stock Incentive Plan (the 2014 Plan) at the 2014 Annual Meeting of Stockholders held on July 17, 2014. The total number of shares available for awards under the 2014 Plan shall not exceed 5,000,000 shares, plus any shares subject to outstanding awards granted under prior plans and that expire or terminate for any reason.

(b)
The Board of Directors awarded 1,000,000 options to Mr. Gonzalez as an inducement to employment effective October 13, 2014. Pursuant to NYSE MKT rules, such inducement options do not require shareholder approval.

Security Ownership of Principal Stockholders, Directors, Nominees and Executive Officers and Related Stockholder Matters

The following table sets forth, as of February 28, 2015, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the Named Executive Officers (see “Executive Compensation – Summary Compensation Table”), and (iv) our directors and executive officers as a group.

Beneficial Owner	Number of Shares Beneficially Owned (*)		Percent of Class (**)
Frederick O. Cope, Ph.D.	532,331	(a)	—	(k)
Peter F. Drake, Ph.D.	77,829	(b)	—	(k)
Brendan A. Ford	188,633	(b)	—	(k)
Michael M. Goldberg, M.D.	296,325		—	(k)
Ricardo J. Gonzalez	—	(c)		(k)
Perry A. Karsen	37,528		—	(k)
Brent L. Larson	940,334	(d)	—	(k)
Cornelia B. Reininger, M.D., Ph.D.	141,645	(e)	—	(k)
Eric K. Rowinsky, M.D.	237,484	(f)	—	(k)
Gordon A. Troup	209,755	(g)	—	(k)
Thomas H. Tulip, Ph.D.	392,141	(h)	—	(k)
All directors and executive officers as a group (13 persons)	3,246,384	(i)(l)	2.1%
Platinum-Montaur Life Sciences, LLC	12,168,434	(j)	8.1%

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

(**)	Percent of class is calculated on the basis of the number of shares outstanding on February 28, 2015, plus the number of shares the person has the right to acquire within 60 days of February 28, 2015.

(a)
This amount includes 446,000 shares issuable upon exercise of options which are exercisable within 60 days and 10,517 shares in Dr. Cope’s account in the 401(k) Plan, but it does not include 50,000 shares of unvested restricted stock and 204,000 shares issuable upon exercise of options which are not exercisable within 60 days.

(b)	This amount does not include 17,000 shares of unvested restricted stock.

(c)	This amount does not include 1,000,000 shares issuable upon exercise of options which are not exercisable within 60 days.

(d)
This amount includes 503,000 shares issuable upon exercise of options which are exercisable within 60 days and 95,097 shares in Mr. Larson’s account in the 401(k) Plan, but it does not include 186,000 shares issuable upon exercise of options which are not exercisable within 60 days.

(e)
This amount includes 139,750 shares issuable upon exercise of options which are exercisable within 60 days and 1,895 shares in Dr. Reininger’s account in the 401(k) Plan, but does not include 211,250 shares issuable upon exercise of options which are not exercisable within 60 days.

(f)	This amount includes 73,764 shares issuable upon exercise of options which are exercisable within 60 days, but it does not include 17,000 shares of unvested restricted stock.

(g)	This amount includes 20,000 shares issuable upon exercise of options which are exercisable within 60 days, but it does not include 17,000 shares of unvested restricted stock.

(h)
This amount includes 329,250 shares issuable upon exercise of options which are exercisable within 60 days and 4,473 shares in Dr. Tulip's account in the 401(k) Plan, but it does not include 40,000 shares of unvested restricted stock and 267,750 shares issuable upon exercise of options which are not exercisable within 60 days.

(i)
This amount includes 1,672,264 shares issuable upon exercise of options which are exercisable within 60 days and 113,861 shares held in the 401(k) Plan on behalf of certain officers, but it does not include 258,000 shares of unvested restricted stock and 2,122,500 shares issuable upon the exercise of options which are not exercisable within 60 days. The Company itself is the trustee of the Navidea Biopharmaceuticals, Inc. 401(k) Plan and may, as such, share investment power over common stock held in such plan. The trustee disclaims any beneficial ownership of shares held by the 401(k) Plan. The 401(k) Plan holds an aggregate total of 386,236 shares of common stock. The 13 persons referenced in this disclosure include each director and named executive officer listed in the table as well as two additional executive officers who are not named executive officers.

(j)
Based on information filed on Schedule 13D with the Securities and Exchange Commission on February 20, 2015. The number of shares beneficially owned by Platinum-Montaur Life Sciences, LLC (Platinum), 250 W. 55th Street, 14th Floor, New York, NY 10019, does not include 14,777,130 shares of common stock issuable upon conversion of 4,519 shares of Series B Convertible Preferred Stock. The Certificate of Designation of the Preferred Stock provides that the holder of shares of the Preferred Stock may not convert any of the Preferred Stock to the extent that such conversion or exercise would result in the holder and its affiliates together beneficially owning more than 9.99% of the outstanding shares of common stock, except on 61 days’ prior written notice to Navidea that the holder waives such limitation.

(k)	Less than one percent.

(l)	The address of all directors and executive officers is c/o Navidea Biopharmaceuticals, Inc., 5600 Blazer Parkway, Suite 200, Dublin, OH 43017.

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

Dr. Goldberg accepted his appointment to serve on the Company’s Board of Directors in accordance with the provisions of a Director Agreement, dated November 13, 2013, between the Company and Dr. Goldberg. Pursuant to the terms of the Director Agreement, Dr. Goldberg has acknowledged and agreed that, for as long as he is a member of the Board of Directors, he will not, directly or indirectly, have any power to direct or cause the direction of the voting or disposition of any securities of the Company directly or beneficially owned by Platinum or its affiliates. Dr. Goldberg has advised the Company that he is in the process of completing his withdrawal from any ownership or management position with Platinum, but he has not advised the Company of the specific terms or timing of completing such separation.

SEC disclosure rules regarding transactions with related persons require the Company to provide information about transactions with Dr. Goldberg as a related person, even though Dr. Goldberg was not a related person at the time the Company entered into the transactions described below.

As of February 28, 2015, Platinum beneficially owned approximately 12,168,434 shares of our common stock, excluding 14,777,130 shares of our common stock issuable upon the conversion of 4,519 shares of Series B Convertible Preferred Stock.

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

During 2014, the largest aggregate amount of principal outstanding under the Platinum credit facility was $3.2 million, and as of February 28, 2015, the amount of principal outstanding was $4.7 million.

In March 2015, Macrophage Therapeutics, Inc. (MT) entered into an agreement to sell up to 50 shares of its Series A Convertible Preferred Stock (MT Preferred Stock) and warrants to purchase up to 1,500 common shares of Macrophage Therapeutics (MT Common Stock) to Platinum-Montaur Life Sciences, LLC (Platinum) and Dr. Michael Goldberg for a purchase price of $50,000 per share of MT Preferred Stock. On March 13, 2015, we announced that definitive agreements with the investors had been signed for the sale of the first tranche of 10 shares of MT Preferred Stock and warrants to purchase 300 shares of MT Common Stock to these investors, with gross proceeds to Macrophage Therapeutics of $500,000. Under the agreement, 40% of the MT Preferred Stock and warrants are committed to be purchased by Dr. Goldberg, and the balance by Platinum. The full 50 shares of MT Preferred Stock and warrants to be sold under the agreement are convertible into and exercisable for MT Common Stock representing an aggregate 1% interest on a fully converted and exercised basis.

In addition, we entered into an Exchange Agreement with the investors providing them an option to exchange their MT Preferred Stock for our common stock in the event that MT has not completed a public offering with gross proceeds to MT of at least $50 million by the second anniversary of the closing of the initial sale of MT Preferred Stock, at an exchange rate per share obtained by dividing $50,000 by the greater of (i) 80% of the twenty-day volume weighted average price per share of our common stock on the second anniversary of the initial closing or (ii) $3.00. To the extent that the investors do not timely exercise their exchange right, we have the right to redeem their MT Preferred Stock for a price equal to $58,320 per share. We also granted MT an exclusive license for certain therapeutic applications of the Manocept technology.

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

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed and expected to be billed for professional services rendered by BDO USA, LLP, primarily related to the audit of the Company’s annual consolidated financial statements for the 2014 fiscal year, the audit of the Company’s internal control over financial reporting as of December 31, 2014, the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the 2014 fiscal year, and consents related to the Company's registration statements during the 2014 fiscal year, were $249,500 (including direct engagement expenses).

The aggregate fees billed for professional services rendered by BDO USA, LLP, primarily related to the audit of the Company’s annual consolidated financial statements for the 2013 fiscal year, the audit of the Company’s internal control over financial reporting as of December 31, 2013, and the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the 2013 fiscal year, were $227,075 (including direct engagement expenses).

Audit-Related Fees. No fees were billed by BDO USA, LLP for audit-related services for the 2014 or 2013 fiscal years.

Tax Fees. No fees were billed by BDO USA, LLP for tax-related services for the 2014 or 2013 fiscal years.

All Other Fees. No fees were billed by BDO USA, LLP for services other than the audit, audit-related and tax services for the 2014 or 2013 fiscal years.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

(1) The following Financial Statements are included in this Annual Report on Form 10-K on the pages indicated below:

Report of Independent Registered Public Accounting Firm
BDO USA, LLP	F-2

Consolidated Balance Sheets as of
December 31, 2014 and 2013	F-3

Consolidated Statements of Operations for the years ended
December 31, 2014, 2013 and 2012	F-5

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended
December 31, 2014, 2013 and 2012	F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 2014, 2013 and 2012	F-7

Notes to the Consolidated Financial Statements	F-8

(2)	Financial statement schedules have been omitted because either they are not required or are not applicable or because the information required to be set forth therein is not material.

(3)	Exhibits:

Exhibit Number	Exhibit Description

3.1
Amended and Restated Certificate of Incorporation of Navidea Biopharmaceuticals, Inc., as corrected February 18, 1994, and amended June 27, 1994, July 25, 1995, June 3, 1996, March 17, 1999, May 9, 2000, June 13, 2003, July 29, 2004, June 22, 2005, November 20, 2006, December 26, 2007, April 30, 2009, July 27, 2009, August 2, 2010, January 5, 2012, and June 26, 2013)(filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K filed March 14, 2014, and incorporated herein by reference).

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

10.1
Navidea Biopharmaceuticals, Inc. 2014 Stock Incentive Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders, filed June 6, 2014). ^

10.2
Form of Stock Option Agreement under the Navidea Biopharmaceuticals, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 10, 2014). ^

10.3
Form of Restricted Stock Award and Agreement under the Navidea Biopharmaceuticals, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 10, 2014). ^

10.4
Form of Employment Agreement between the Company and each of Dr. Frederick O. Cope and Mr. Brent L. Larson. This agreement is one of two substantially identical employment agreements and is accompanied by a schedule which identifies material details in which each individual agreement differs from the form filed herewith (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 7, 2013). ^

10.5
Schedule identifying material differences between the employment agreements incorporated by reference as Exhibit 10.4 to this Annual Report on Form 10-K (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 7, 2013). ^

10.6	Employment Agreement, dated June 1, 2012, between the Company and Thomas H. Tulip, Ph.D. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 7, 2012). ^

10.7
Employment Agreement, effective November 1, 2012, between the Company and Cornelia Reininger, M.D. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 6, 2012). ^

10.8	Navidea Biopharmaceuticals, Inc. 2014 Cash Bonus Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed February 3, 2014). ^

10.9
Supply and Distribution Agreement, dated November 15, 2007, between the Company and Cardinal Health 414, LLC (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 21, 2007).

10.10
Manufacture and Supply Agreement, dated November 30, 2009, between the Company and Reliable Biopharmaceutical Corporation (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission) (incorporated by reference to Exhibit 10.1 to the Company’s June 30, 2010 Form 10-Q).

10.11
Sublicense Agreement, dated July 31, 2012, between Alseres Pharmaceuticals, Inc. and the Company (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the United States Securities and Exchange Commission)(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 6, 2012).

10.12
Registration Rights Agreement, dated July 31, 2012, between the Company and Alseres Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 6, 2012).

10.13
Securities Purchase Agreement, dated as of December 26, 2007, between the Company and Platinum-Montaur Life Sciences, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 2, 2008).

10.14
Amendment and Waiver for Securities Purchase Agreement, dated April 16, 2008, between the Company and Platinum-Montaur Life Sciences, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 18, 2008).

10.15
Securities Exchange Agreement, dated June 22, 2010, by and between the Company and Platinum-Montaur Life Sciences, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 28, 2010).

10.16
Loan Agreement, dated July 25, 2012, between the Company and Platinum-Montaur Life Sciences LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 31, 2012).

10.17
Amendment to Loan Agreement, dated June 25, 2013, between Navidea Biopharmaceuticals, Inc. and Platinum-Montaur Life Sciences LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 28, 2013).

10.18
Second Amendment to Loan Agreement, dated March 4, 2014, between Navidea Biopharmaceuticals, Inc. and Platinum-Montaur Life Sciences LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 7, 2014).

10.19
Promissory Note, dated July 25, 2012, made by Navidea Biopharmaceuticals, Inc. in favor of Platinum-Montaur Life Sciences LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 31, 2012).

10.20
Amended and Restated Promissory Note, dated June 25, 2013, made by Navidea Biopharmaceuticals, Inc. in favor of Platinum-Montaur Life Sciences LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed June 28, 2013).

10.21
Second Amended and Restated Promissory Note, dated March 4, 2014, made by Navidea Biopharmaceuticals, Inc. in favor of Platinum-Montaur Life Sciences LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 7, 2014).

10.22
Warrant Exercise Agreement, dated June 25, 2013, between Navidea Biopharmaceuticals, Inc. and Platinum-Montaur Life Sciences LLC (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed June 28, 2013).

10.23
Securities Exchange Agreement, dated November 27, 2012, between the Company and Platinum Partners Value Arbitrage Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 3, 2012).

10.24	Form of Series EE Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed November 12, 2010).

10.25
Asset Purchase Agreement, dated May 24, 2011, between Devicor Medical Products, Inc. and the Company (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed July 19, 2011).

10.26
License Agreement, dated December 9, 2011, between AstraZeneca AB and the Company (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the United States Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed April 11, 2012).

10.27
Loan and Security Agreement, dated December 29, 2011, between the Company and Hercules Technology II, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 5, 2012).

10.28
Series GG Warrant to Purchase Common Stock of the Company issued to Hercules Technology II, L.P. on December 29, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 5, 2012).

10.29
Securities Purchase Agreement, dated September 24, 2013, by and between the Company and the Crede CG III, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 24, 2013).

10.30
Placement Agent Agreement, dated September 19, 2013, by and between the Company and JMP Securities LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 24, 2013).

10.31
Director Agreement, dated November 13, 2013, by and between Navidea Biopharmaceuticals, Inc. and Michael M. Goldberg, M.D. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 19, 2013).

10.32
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

10.33
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

10.34
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

10.35
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

10.36
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

10.38
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

10.40
Underwriting Agreement, dated April 23, 2013, by and between Navidea Biopharmaceuticals, Inc. and Ladenburg Thalmann & Co. Inc. as the sole underwriter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 24, 2013).

10.41
Loan and Security Agreement, dated March 4, 2014, among Oxford Finance LLC, as collateral agent, the Lenders listed on Schedule 1.1 thereof or otherwise a party thereto from time to time including Oxford in its capacity as a Lender, and Navidea Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 7, 2014).

10.42
Subordination Agreement, dated March 4, 2014, by and among Platinum-Montaur Life Sciences LLC and Oxford Finance LLC, and consented to and acknowledged by Navidea Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 7, 2014).

10.43
Form of Series KK Warrants to purchase common stock of Navidea Biopharmaceuticals, Inc. issued to Oxford Finance LLC on March 4, 2014 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 7, 2014).

10.44
Second Amendment to Loan Agreement, dated March 4, 2014, between Navidea Biopharmaceuticals, Inc. and Platinum-Montaur Life Sciences LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 7, 2014).

10.45
Second Amended and Restated Promissory Note, dated March 4, 2014, made by Navidea Biopharmaceuticals, Inc. in favor of Platinum-Montaur Life Sciences LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 7, 2014).

10.46
Employment Agreement, dated April 21, 2014, by and between Navidea Biopharmaceuticals, Inc. and Cornelia B. Reininger, M.D., Ph.D. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 24, 2014). ^

10.47
Employment Agreement, dated April 23, 2014, by and between Navidea Biopharmaceuticals, Inc. and Mark J. Pykett, V.M.D., Ph.D. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 24, 2014). ^

10.48
Separation Agreement and Release, effective May 30, 2014, between the Company and Mark J. Pykett (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2014). ^

10.49	Consulting Agreement, effective June 1, 2014, between the Company and Mark J. Pykett (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 2, 2014).

10.50
Series A Preferred Unit Purchase Agreement, dated July 15, 2014, among the Company, R-NAV, LLC, and the other Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 16, 2014).

10.51	Promissory Note, dated July 15, 2014, between the Company as Maker and R-NAV, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 16, 2014).

10.52
Amended and Restated License Agreement, dated July 14, 2014, between the Company and the Regents of the University of California (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the United States Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2014).

10.53
Termination of License Agreement, dated July 14, 2014, between the Company and the Regents of the University of California (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2014).

10.54
License Agreement, dated July 14, 2014, between the Company and the Regents of the University of California (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the United States Securities and Exchange Commission) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2014).

10.55
Employment Agreement, dated October 13, 2014, between Navidea Biopharmaceuticals, Inc. and Ricardo J. Gonzalez (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 15, 2014). ^

10.56
Stock Option Agreement, dated October 13, 2014, between Navidea Biopharmaceuticals, Inc. and Ricardo J. Gonzalez (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 15, 2014). ^

10.57
Securities Exchange Agreement, dated November 12, 2014, by and between Navidea Biopharmaceuticals, Inc. and Platinum Partners Value Arbitrage Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 13, 2014).

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

Dated: March 16, 2015
NAVIDEA BIOPHARMACEUTICALS, INC.
(the Company)

	By:	/s/ Ricardo J. Gonzalez
Ricardo J. Gonzalez
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ricardo J. Gonzalez	Director, President and Chief Executive Officer (principal executive officer)	March 16, 2015
Ricardo J. Gonzalez

/s/ Brent L. Larson*	Executive Vice President and Chief Financial Officer (principal financial officer)	March 16, 2015
Brent L. Larson

/s/ Gordon A. Troup*	Chairman, Director	March 16, 2015
Gordon A. Troup

/s/ Peter F. Drake*	Director	March 16, 2015
Peter F. Drake

/s/ Brendan A. Ford*	Director	March 16, 2015
Brendan A. Ford

/s/ Michael M. Goldberg*	Director	March 16, 2015
Michael M. Goldberg

/s/ Perry A. Karsen*	Director	March 16, 2015
Perry A. Karsen

/s/ Eric K. Rowinsky*	Director	March 16, 2015
Eric K. Rowinsky

*By:	/s/ Ricardo J. Gonzalez
Ricardo J. Gonzalez, Attorney-in-fact

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

NAVIDEA BIOPHARMACEUTICALS, INC.

FORM 10-K ANNUAL REPORT

As of December 31, 2014 and 2013
and for Each of the
Three Years in the Period Ended
December 31, 2014

FINANCIAL STATEMENTS

NAVIDEA BIOPHARMACEUTICALS, INC. and SUBSIDIARIES

Index to Financial Statements

Consolidated Financial Statements of Navidea Biopharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm
BDO USA, LLP	F-2

Consolidated Balance Sheets as of
December 31, 2014 and 2013	F-3

Consolidated Statements of Operations for the years ended
December 31, 2014, 2013 and 2012	F-5

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended
December 31, 2014, 2013 and 2012	F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 2014, 2013 and 2012	F-7

Notes to the Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Navidea Biopharmaceuticals, Inc.
Dublin, Ohio

We have audited the accompanying consolidated balance sheets of Navidea Biopharmaceuticals, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navidea Biopharmaceuticals, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Navidea Biopharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control−Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois
March 16, 2015

Navidea Biopharmaceuticals, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS	December 31, 2014	December 31, 2013
Current assets:
Cash	$5,479,006	$32,939,026
Accounts receivable	816,544	1,150,626
Inventory, net	932,385	2,232,436
Prepaid expenses and other	1,371,210	1,009,094

Total current assets	8,599,145	37,331,182

Property and equipment	4,124,028	3,609,059
Less accumulated depreciation and amortization	1,614,320	1,483,676

	2,509,708	2,125,383

Patents and trademarks	219,558	163,302
Less accumulated amortization	38,725	26,448

	180,833	136,854

Investment in R-NAV, LLC	241,575	—
Other assets	388,919	723,098

Total assets	$11,920,180	$40,316,517

Continued

Navidea Biopharmaceuticals, Inc. and Subsidiaries
Consolidated Balance Sheets, continued

LIABILITIES AND STOCKHOLDERS’ DEFICIT	December 31, 2014	December 31, 2013
Current liabilities:
Accounts payable	$1,477,499	$2,422,349
Accrued liabilities and other	3,234,120	4,772,963
Notes payable, current, net of discounts of $829,019 and $743,062, respectively	4,383,472	4,095,650

Total current liabilities	9,095,091	11,290,962

Notes payable, net of discounts of $1,530,804 and $856,746, respectively	29,539,135	23,572,603
Derivative liabilities	—	7,692,087
Other liabilities	3,089,420	1,770,452

Total liabilities	41,723,646	44,326,104

Stockholders’ deficit:
Preferred stock; $.001 par value; 5,000,000 shares authorized; 4,519 and 7,565 Series B shares issued and outstanding at December 31, 2014 and 2013, respectively	4	8
Common stock; $.001 par value; 200,000,000 shares authorized; 150,200,259 and 135,919,423 shares issued and outstanding at December 31, 2014 and 2013, respectively	150,200	135,919
Additional paid-in capital	323,030,301	313,111,788
Accumulated deficit	(352,983,971)	(317,257,302)

Total stockholders’ deficit	(29,803,466)	(4,009,587)

Total liabilities and stockholders’ deficit	$11,920,180	$40,316,517

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2014	2013	2012
Revenue:
Lymphoseek sales revenue	$4,233,953	$614,423	$—
Lymphoseek milestone revenue	300,000	—	—
Grant and other revenue	1,740,896	516,207	78,738
Total revenue	6,274,849	1,130,630	78,738

Cost of goods sold	1,586,145	332,815	—

Gross profit	4,688,704	797,815	78,738

Operating expenses:
Research and development	16,779,589	23,710,183	16,890,482
Selling, general and administrative	15,542,071	15,525,946	11,177,559
Total operating expenses	32,321,660	39,236,129	28,068,041

Loss from operations	(27,632,956)	(38,438,314)	(27,989,303)

Other income (expense):
Interest income	16,102	18,838	25,044
Interest expense	(3,706,170)	(2,778,780)	(1,166,332)
Equity in loss of R-NAV, LLC	(523,809)	—	—
Change in fair value of financial instruments	(1,342,389)	(112,073)	32,110
Loss on extinguishment of debt	(2,610,196)	(1,372,266)	—
Other, net	72,749	(16,863)	(58,723)
Total other expense, net	(8,093,713)	(4,261,144)	(1,167,901)

Net loss	(35,726,669)	(42,699,458)	(29,157,204)

Preferred stock dividends	—	—	(43,333)

Net loss attributable to common stockholders	$(35,726,669)	$(42,699,458)	$(29,200,537)

Net loss per common share (basic and diluted)	$(0.24)	$(0.35)	$(0.29)

Weighted average shares outstanding (basic and diluted)	148,748,396	121,808,986	99,059,997

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance, December 31, 2011	10,083	$10	95,398,961	$95,399	$266,393,645	$(245,357,307)	$21,131,747

Issued restricted stock	—	—	455,000	455	—	—	455
Canceled restricted stock	—	—	(600,500)	(601)	5	—	(596)
Issued stock upon exercise of stock options, net	—	—	1,225,271	1,226	742,069	—	743,295
Canceled stock upon repurchase from executives	—	—	(37,500)	(37)	(100,838)	—	(100,875)
Issued stock to 401(k) plan	—	—	17,390	17	50,255	—	50,272
Issued stock upon exercise of warrants, net	—	—	6,020,000	6,020	1,972,581	—	1,978,601
Conversion of Series B preferred stock to common stock, net	(2,145)	(2)	7,014,150	7,014	(7,012)	—	—
Conversion of Series C preferred stock to common stock	(1,000)	(1)	3,226,000	3,226	(3,225)	—	—
Issued stock for payment of sublicense fee	—	—	300,000	300	1,145,700	—	1,146,000
Effect of change in terms of warrants	—	—	—	—	496,671	—	496,671
Short-swing profit returned to the Company	—	—	—	—	45,473	—	45,473
Stock compensation expense	—	—	—	—	2,304,118	—	2,304,118
Preferred stock dividends	—	—	—	—	—	(43,333)	(43,333)
Net loss	—	—	—	—	—	(29,157,204)	(29,157,204)

Balance, December 31, 2012	6,938	7	113,018,772	113,019	273,039,442	(274,557,844)	(1,405,376)

Issued stock in connection with public offerings, net of costs	—	—	14,205,770	14,205	38,117,267	—	38,131,472
Issued stock upon exercise of stock options, net	—	—	39,649	40	(9,201)	—	(9,161)
Issued restricted stock	—	—	73,500	74	—	—	74
Canceled stock to pay employee tax obligations	—	—	(194,077)	(194)	(610,362)	—	(610,556)
Canceled forfeited restricted stock	—	—	(29,250)	(29)	—	—	(29)
Issued stock upon exercise of warrants	2,365	2	3,000,000	3,000	6,158,330	—	6,161,332
Issued stock to 401(k) plan	—	—	22,126	22	66,755	—	66,777
Issued stock for payment of milestone fee	—	—	100,000	100	165,900	—	166,000
Conversion of Series B preferred stock to common stock	(1,738)	(1)	5,682,933	5,682	(5,681)	—	—
Issued warrants in connection with debt issuance	—	—	—	—	967,115	—	967,115
Issued warrants in connection with public offering	—	—	—	—	(7,686,046)	—	(7,686,046)
Stock compensation expense	—	—	—	—	2,908,269	—	2,908,269
Net loss	—	—	—	—	—	(42,699,458)	(42,699,458)

Balance, December 31, 2013	7,565	8	135,919,423	135,919	313,111,788	(317,257,302)	(4,009,587)

Issued stock upon exercise of stock options, net	—	—	299,360	300	(51,669)	—	(51,369)
Issued restricted stock	—	—	380,250	380	—	—	380
Canceled stock to pay employee tax obligations	—	—	(6,582)	(6)	(8,813)	—	(8,819)
Canceled forfeited restricted stock	—	—	(300,000)	(300)	—	—	(300)
Issued stock to 401(k) plan	—	—	36,455	36	100,007	—	100,043
Conversion of Series B preferred stock to common stock, net	(3,046)	(4)	9,960,420	9,960	(9,956)	—	—
Issued warrants in connection with debt issuance	—	—	—	—	464,991	—	464,991
Issued stock upon exchange of warrants	—	—	3,843,223	3,843	7,682,930	—	7,686,773
Issued stock in payment of Board retainers	—	—	67,710	68	89,307	—	89,375
Recovery of shareholder short swing profits	—	—	—	—	17,554	—	17,554
Stock compensation expense	—	—	—	—	1,634,162	—	1,634,162
Net loss	—	—	—	—	—	(35,726,669)	(35,726,669)

Balance, December 31, 2014	4,519	$4	150,200,259	$150,200	$323,030,301	$(352,983,971)	$(29,803,466)

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(35,726,669)	$(42,699,458)	$(29,157,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	487,906	400,304	198,822
Amortization of patents and trademarks	12,277	3,877	1,400
Loss on disposal and abandonment of assets	31,794	1,160	2,534
Provision for inventory obsolescence	539,027	—	—
Amortization of debt discount and debt offering costs	844,250	765,263	544,517
Stock compensation expense	1,634,162	2,908,269	2,304,118
Equity in loss of R-NAV, LLC	523,809	—	—
Change in fair value of financial instruments	1,342,389	112,073	(32,110)
Loss on extinguishment of debt	2,610,196	1,372,266	—
Issuance of common stock for payment of milestone and sublicense fees	—	166,000	1,146,000
Other	150,761	71,209	61,928
Change in operating assets and liabilities:
Accounts receivable	334,082	(1,042,280)	6,499
Inventory	761,024	(1,934,936)	524,049
Prepaid expenses and other assets	(476,860)	84,493	(385,125)
Accounts payable	(944,850)	1,003,515	736,109
Accrued liabilities and other liabilities	(1,250,047)	3,176,170	125,144
Net cash used in operating activities	(29,126,749)	(35,612,075)	(23,923,319)

Cash flows from investing activities:
Purchases of equipment	(1,114,448)	(1,239,666)	(663,348)
Patent and trademark costs	(77,184)	(52,701)	(8,460)
Investment in R-NAV, LLC	(333,334)	—	—
Net cash used in investing activities	(1,524,966)	(1,292,367)	(671,808)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	87,984	41,303,750	2,724,189
Payment of common stock issuance costs	—	(1,752,932)	—
Payment for common stock repurchased from executives	—	—	(100,875)
Payment of tax withholdings related to stock-based compensation	(130,537)	(659,018)	(8,765)
Payment of preferred stock dividends	—	—	(100,000)
Proceeds from notes payable	30,000,000	29,000,000	4,000,000
Payment of debt issuance costs	(1,763,526)	(1,177,293)	(153,949)
Principal payments on notes payable	(25,000,000)	(5,982,155)	(1,285,046)
Payments under capital leases	(2,226)	(7,448)	(5,867)
Net cash provided by financing activities	3,191,695	60,724,904	5,069,687

Net (decrease) increase in cash	(27,460,020)	23,820,462	(19,525,440)
Cash, beginning of year	32,939,026	9,118,564	28,644,004

Cash, end of year	$5,479,006	$32,939,026	$9,118,564

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

a.
Organization and Nature of Operations: Navidea Biopharmaceuticals, Inc. (Navidea, the Company, or we), a Delaware corporation, is a precision medicine company focused on the development and commercialization of precision diagnostics, therapeutics and radiopharmaceutical agents. Navidea is developing multiple precision-targeted products based on the Manocept™ platform to help identify the sites and pathways of undetected disease and enable better diagnostic accuracy, clinical decision-making, targeted treatment and, ultimately, patient care.

Navidea’s Manocept platform is predicated on the ability of the chemical backbone of the tilmanocept molecule to specifically target the CD206 mannose receptor expressed on macrophages. The Manocept platform serves as the molecular backbone of Lymphoseek® (technetium Tc 99m tilmanocept) injection, the first product developed by Navidea based on the platform. Lymphoseek is a novel, receptor-targeted, small-molecule radiopharmaceutical used in the evaluation of lymphatic basins that may have cancer involvement in patients. Lymphoseek is designed for the precise identification of lymph nodes that drain from a primary tumor, which have the highest probability of harboring cancer. Lymphoseek is approved by the U.S. Food and Drug Administration (FDA) for use in solid tumor cancers where lymphatic mapping is a component of surgical management and for guiding sentinel lymph node biopsy in patients with clinically node negative breast cancer, melanoma or squamous cell carcinoma of the oral cavity. Lymphoseek has also received European approval in imaging and intraoperative detection of sentinel lymph nodes in patients with melanoma, breast cancer or localized squamous cell carcinoma of the oral cavity.

Building on the success of Lymphoseek, the flexible and versatile Manocept platform acts as an engine for the design of purpose-built molecules offering the potential to be utilized across a range of diagnostic modalities, including single photon emission computed tomography (SPECT), positron emission tomography (PET), intra-operative and/or optical-fluorescence detection in a variety of disease states.

Recent preclinical data being developed by the Company using tilmanocept linked to various therapeutic agents also suggest that tilmanocept’s binding affinity to CD206 receptors demonstrates the potential for this technology to be useful in treating diseases linked to the over-activation of macrophages. This includes various cancers as well as autoimmune, infectious, cardiovascular, and central nervous system diseases. Thus, in January 2015, the Company formed a new subsidiary, Macrophage Therapeutics, Inc., to further explore therapeutic applications for the Manocept platform.

In addition, over the last year, the company’s Board of Directors made the decision to reduce our support while seeking to partner or out-license two of our development programs:

•
NAV4694 is a fluorine-18 (F-18) radiolabeled PET imaging agent being developed as an aid in the diagnosis of patients with signs or symptoms of Alzheimer’s disease and mild cognitive impairment. NAV4694 is in Phase 3 clinical development.

•
NAV5001 is an iodine-123 (I-123) radiolabeled SPECT imaging agent being developed as an aid in the diagnosis of Parkinson’s disease and other movement disorders, with potential use as a diagnostic aid in dementia. NAV5001 is in Phase 3 clinical development.

The company is in discussions with potential parties interested in sublicensing and/or assuming financial responsibility for the ongoing development of these two neuro tracer compounds and is currently evaluating term sheets.

Other than Lymphoseek, none of the Company’s drug product candidates have been approved for sale in any market.

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

In 2005 we formed a new corporation, Cira Biosciences, Inc. (Cira Bio), to explore the development of patient-specific cellular therapies that have shown positive patient responses in a variety of clinical settings. Navidea owned 90% of the outstanding shares of Cira Bio with the remaining shares being held by the principals of Cira LLC. In October 2013, Cira Bio was dissolved in its entirety after several years of inactivity.

In July 2011, we established a European business unit, Navidea Biopharmaceuticals Limited, to address international development and commercialization needs for our technologies, including Lymphoseek. Navidea owns 100% of the outstanding shares of Navidea Biopharmaceuticals Limited.

b.
Principles of Consolidation: Our consolidated financial statements include the accounts of Navidea and our wholly-owned subsidiary, Cardiosonix. Our consolidated financial statements also include the accounts of our former wholly-owned subsidiary, Cira Bio, through the date of dissolution in October 2013. All significant inter-company accounts were eliminated in consolidation. Navidea's investment in R-NAV is being accounted for using the equity method of accounting for investments and is therefore not consolidated.

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

(2)
Notes payable: The carrying value of our debt at December 31, 2014 and 2013 primarily consists of the face amount of the notes less unamortized discounts. See Note 9. At December 31, 2014 and 2013, certain notes payable were also required to be recorded at fair value. The estimated fair value of our debt was calculated using a discounted cash flow analysis as well as a probability-weighted Monte Carlo simulation. These valuation methods include Level 3 inputs such as the estimated current market interest rate for similar instruments with similar creditworthiness. Unrealized gains and losses on the fair value of the debt are classified in other expenses as a change in the fair value of financial instruments in the consolidated statements of operations. At December 31, 2014 and 2013, the fair value of our notes payable is approximately $37.9 million and $29.9 million, respectively.

(3)
Derivative liabilities: Derivative liabilities are related to certain outstanding warrants which are recorded at fair value. No derivative liabilities were outstanding as of December 31, 2014. The assumptions used to calculate fair value as of December 31, 2013 included volatility, a risk-free rate and expected dividends. In addition, we considered non-performance risk and determined that such risk is minimal. Unrealized gains and losses on the derivatives are classified in other expenses as a change in the fair value of financial instruments in the statements of operations. See Note 11.

e.
Stock-Based Compensation: At December 31, 2014, we have instruments outstanding under two stock-based compensation plans; the Fourth Amended and Restated 2002 Stock Incentive Plan (the 2002 Plan) and the 2014 Stock Incentive Plan (the 2014 Plan). In addition, we have stock options outstanding that were awarded as an employment inducement in connection with the appointment of our new CEO in October 2014. Currently, under the 2014 Plan, we may grant incentive stock options, nonqualified stock options, and restricted stock awards to full-time employees and directors, and nonqualified stock options and restricted stock awards may be granted to our consultants and agents. Total shares authorized under each plan are 12 million shares and 5 million shares, respectively. Although instruments are still outstanding under the 2002 Plan, the plan has expired and no new grants may be made from it. Under both plans, the exercise price of each option is greater than or equal to the closing market price of our common stock on the day prior to the date of the grant.

Stock options granted under the 2002 Plan and the 2014 Plan generally vest on an annual basis over one to four years. The stock options that were awarded as an employment inducement in connection with the appointment of our new CEO will vest in three tranches based on certain service and market conditions as defined in the agreement. Outstanding stock options under the plans, if not exercised, generally expire ten years from their date of grant or up to 90 days following the date of an optionee’s separation from employment with the Company. We issue new shares of our common stock upon exercise of stock options.

Stock-based payments to employees and directors, including grants of stock options, are recognized in the consolidated statement of operations based on their estimated fair values on the date of grant. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the Company’s historical volatility, which management believes represents the most accurate basis for estimating expected future volatility under the current circumstances. Navidea uses historical data to estimate forfeiture rates. The expected term of stock options granted is based on the vesting period and the contractual life of the options. The risk-free rate is based on the U.S. Treasury yield in effect at the time of the grant. The assumptions used to calculate the fair value of stock option awards granted during the years ended December 31, 2014, 2013 and 2012 are noted in the following table:

	2014	2013	2012
Expected volatility	61%-67%	60%-71%	63%-72%
Weighted-average volatility	65%	65%	65%
Expected dividends	—	—	—
Expected term (in years)	5.3-7.4	5.0-6.2	5.0-6.3
Risk-free rate	1.6%-2.0%	1.0%-1.9%	0.6%-1.2%

The portion of the fair value of stock-based awards that is ultimately expected to vest is recognized as compensation expense over either (1) the requisite service period or (2) the estimated performance period. Restricted stock awards are valued based on the closing stock price on the date of grant and amortized ratably over the estimated life of the award. Restricted stock may vest based on the passage of time, or upon occurrence of a specific event or achievement of goals as defined in the grant agreements. In such cases, we record compensation expense related to grants of restricted stock based on management’s estimates of the probable dates of the vesting events. Stock-based awards that do not vest because the requisite service period is not met prior to termination result in reversal of previously recognized compensation costs. See Note 3.

f.
Cash and Cash Equivalents: Cash equivalents are highly liquid instruments such as U.S. Treasury bills, bank certificates of deposit, corporate commercial paper and money market funds which have maturities of less than 3 months from the date of purchase.

g.
Accounts Receivable: Accounts receivable are recorded net of an allowance for doubtful accounts. We estimate an allowance for doubtful accounts based on a review and assessment of specific accounts receivable and write off accounts when deemed uncollectible.  At December 31, 2014, approximately 99% of accounts receivable were due from Cardinal Health, and there was no allowance for doubtful accounts.  We do not believe we are exposed to significant credit risk related to Cardinal Health based on the overall financial strength and credit worthiness of the entity.  We believe that we have adequately addressed other credit risks in estimating the allowance for doubtful accounts.

h.
Inventory: All components of inventory are valued at the lower of cost (first-in, first-out) or market. We adjust inventory to market value when the net realizable value is lower than the carrying cost of the inventory. Market value is determined based on estimated sales activity and margins. We estimate a reserve for obsolete inventory based on management’s judgment of probable future commercial use, which is based on an analysis of current inventory levels, estimated future sales and production rates, and estimated shelf lives. See Note 5.

i.
Property and Equipment: Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is generally computed using the straight-line method over the estimated useful lives of the depreciable assets. Depreciation and amortization related to equipment under capital leases and leasehold improvements is recognized over the shorter of the estimated useful life of the leased asset or the term of the lease. Maintenance and repairs are charged to expense as incurred, while renewals and improvements are capitalized.

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

k.
Impairment or Disposal of Long-Lived Assets: Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment was recognized during the years ended December 31, 2014, 2013 or 2012. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

l.
Deferred Debt Issuance Costs: We defer costs associated with the issuance of notes payable and amortize those costs over the term of the notes using the effective interest method. During the years ended December 31, 2014 and 2013, we incurred $120,000 and $881,000 , respectively, of debt issuance costs related to notes payable. During 2014, 2013 and 2012, we recorded amortization of $94,000, $309,000, and $296,000, respectively, of deferred debt issuance costs. Other assets at December 31, 2014 and 2013 includes net deferred debt issuance costs of $90,000 and $691,000, respectively. See Note 9.

m.
Leases: Leases are categorized as either operating or capital leases at inception. Operating lease costs are recognized on a straight-line basis over the term of the lease. An asset and a corresponding liability for the capital lease obligation are established for the cost of capital leases. The capital lease obligation is amortized over the life of the lease. For build-to-suit leases, the Company establishes an asset and liability for the estimated construction costs incurred to the extent that it is involved in the construction of structural improvements or takes construction risk prior to the commencement of the lease. Upon occupancy of facilities under build-to-suit leases, the Company assesses whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If a lease does not meet the criteria to qualify for a sale-leaseback transaction, the established asset and liability remain on the Company's balance sheet. See Note 16.

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

We earn additional revenues based on a percentage of the actual net revenues achieved by Cardinal Health on sales to end customers made during each fiscal year. The amount we charge Cardinal Health related to end customer sales of

Lymphoseek is subject to a retroactive annual adjustment. To the extent that we can reasonably estimate the end-customer prices received by Cardinal Health, we record sales based upon these estimates at the time of sale. If we are unable to reasonably estimate end customer sales prices related to products sold, we record revenue related to these product sales at the minimum (i.e., floor) price provided for under our distribution agreement with Cardinal Health.

We also earn revenue related to milestones as defined in our distribution agreements. Such revenue is recognized when the milestones are achieved with no future obligations and payments under the agreements have become contractually due. We generate additional revenue from grants to support various product development initiatives. We generally recognize grant revenue when expenses reimbursable under the grants have been incurred and payments under the grants become contractually due. Lastly, we recognize revenue from the provision of services to R-NAV, LLC and its subsidiaries. See Note 7.

p.
Research and Development Costs: Research and development (R&D) expenses include both internal R&D activities and external contracted services. Internal R&D activity expenses include salaries, benefits, and stock-based compensation, as well as travel, supplies, and other costs to support our R&D staff. External contracted services include clinical trial activities, manufacturing and control-related activities, and regulatory costs. R&D expenses are charged to operations as incurred. We review and accrue R&D expenses based on services performed and rely upon estimates of those costs applicable to the stage of completion of each project.

q.
Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to the uncertainty surrounding the realization of the deferred tax assets in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance at December 31, 2014 and 2013.

Current accounting standards include guidance on the accounting for uncertainty in income taxes recognized in the financial statements. Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility. As a result, no liability for uncertain tax positions was recorded as of December 31, 2014 or 2013 and we do not expect any significant changes in the next twelve months. Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense. As of December 31, 2014, tax years 2011-2014 remained subject to examination by federal and state tax authorities. See Note 14.

r.
Recent Accounting Developments: In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The core principle of ASU 2014-09 is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, ASU 2014-09 requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, (v) recognize revenue when (or as) the entity satisfies a performance obligation. Entities will generally be required to make more estimates and use more judgment than under current guidance, which will be highlighted for users through increased disclosure requirements. ASU 2014-09 is effective for public entities for annual periods beginning after December 15, 2016, including interim periods therein. Three basic transition methods are available - full retrospective, retrospective with certain practical expedients, and a cumulative effect approach. Early adoption is prohibited. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

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

In November 2014, the FASB issued ASU No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. ASU 2014-16 does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. Rather, ASU 2014-16 clarifies how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, ASU 2014-16 clarifies that an entity should consider all relevant terms and features - including the embedded derivative feature being evaluated for bifurcation - in evaluating the nature of the host contract. Further, ASU 2014-16 clarifies that no single term or feature would necessarily determine the host economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. In addition, ASU 2014-16 clarifies that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (that is, the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. Specifically, the assessment of the substance of the relevant terms and features should incorporate a consideration of (1) the characteristics of the terms and features themselves, (2) the circumstances under which the hybrid financial instrument was issued or acquired, and (3) the potential outcomes of the hybrid financial instrument, as well as the likelihood of those potential outcomes. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. Initial adoption should be applied on a modified retrospective bases to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. We are evaluating the potential impact of ASU 2014-16, however we do not expect the adoption of ASU 2014-16 to have a material effect on our consolidated financial statements.

2.	Fair Value Hierarchy

Platinum-Montaur Life Sciences, LLC (Platinum) has the right to convert all or any portion of the unpaid principal or unpaid interest accrued on any draws subsequent to the second quarter of 2013 under the Platinum credit facility, under certain circumstances. Platinum’s option to convert such subsequent draws into common stock was determined to meet the definition of a liability and is included as part of the value of the related notes payable on the consolidated balance sheets. The estimated fair value of the Platinum notes payable is $5.6 million at December 31, 2014, and will continue to be measured on a recurring basis. See Note 9.

In September 2013, in connection with a Securities Purchase Agreement with Crede CG III, Ltd. (Crede), we issued warrants containing certain features that, although they did not require the warrants to be settled in cash, did require the warrants to be classified as liabilities under applicable accounting rules. As a result, the Company recorded derivative liabilities with an estimated fair value of $7.7 million on the date the warrants were issued. Crede exchanged their warrants for common stock in November 2014. See Notes 11 and 12.

The following tables set forth, by level, financial liabilities measured at fair value on a recurring basis:

Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2014
	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs (a)(b)	Balance as of December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2014
Platinum notes payable	$—	$—	$5,615,764	$5,615,764

Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2013
	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs (a)(b)	Balance as of December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2013
Platinum notes payable	$—	$—	$4,268,062	$4,268,062
Derivative liabilities related to warrants	$—	$7,692,087	$—	$7,692,087

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

There were no Level 1 liabilities outstanding at any time during the years ended December 31, 2014 and 2013. There were no transfers in or out of our Level 2 liabilities during the years ended December 31, 2014 and 2013. The net increase in the estimated fair value of our Level 3 liabilities was $1.3 million, which was recorded as a non-cash change in fair value of financial instruments during the year ended December 31, 2014.

3.	Stock-Based Compensation

For the years ended December 31, 2014, 2013 and 2012, our total stock-based compensation expense was approximately $1.6 million, $2.9 million and $2.3 million, respectively. We have not recorded any income tax benefit related to stock-based compensation for the years ended December 31, 2014, 2013 and 2012.

A summary of the status of our stock options as of December 31, 2014, and changes during the year then ended, is presented below:

	Year Ended December 31, 2014
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	4,866,602	$2.38
Granted	2,534,605	1.56
Exercised	(468,000)	0.48
Canceled and forfeited	(1,467,443)	2.53
Expired	(120,000)	0.53
Outstanding at end of year	5,345,764	$2.16	7.8 years	$1,502,921

Exercisable at end of year	1,960,554	$2.23	6.1 years	$713,078

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

The weighted average grant-date fair value of options granted in 2014, 2013, and 2012 was $1.56, $1.81 and $1.86, respectively. During 2014, 468,000 stock options with an aggregate intrinsic value of $582,000 were exercised in exchange for issuance of 299,360 shares of our common stock, resulting in gross proceeds of $70,000. During 2013, 60,000 stock options with an aggregate intrinsic value of $126,000 were exercised in exchange for issuance of 39,649 shares of our common stock, resulting in gross proceeds of $39,000. During 2012, 1,232,001 stock options with an aggregate intrinsic value of $3.4 million were exercised in exchange for issuance of 1,225,271 shares of our common stock, resulting in gross proceeds of $752,000. In 2014, 2013, and 2012, the aggregate fair value of stock options vested during the year was $4,000, $36,000 and $460,000, respectively.

A summary of the status of our unvested restricted stock as of December 31, 2014, and changes during the year then ended, is presented below:

	Year Ended December 31, 2014
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	634,250	$2.73
Granted	380,250	1.48
Vested	(216,250)	3.08
Forfeited	(300,000)	2.26
Expired	—	—
Unvested at end of year	498,250	$1.91

In February 2014, 49,000 shares of restricted stock held by non-employee directors with an aggregate fair value of $96,000 vested as scheduled according to the terms of the restricted stock agreements. In March 2014, 100,000 shares of restricted stock with an aggregate fair value of $205,000 vested as scheduled according to the terms of the restricted stock agreement. In May 2014, 175,000 shares of restricted stock held by our former CEO with an aggregate fair value of $278,000 were forfeited in connection with his separation from employment. In September 2014, 125,000 shares of restricted stock held by our former CEO with an aggregate fair value of $166,000 were forfeited in connection with termination of his Consulting Agreement. In October 2014, 20,000 shares of restricted stock with an aggregate fair value of $27,000 vested upon reaching a milestone defined by the terms of the restricted stock agreement. In November 2014, 12,250 shares of restricted stock held by a non-employee director with an aggregate fair value of $15,000 vested as scheduled according to the terms of the restricted stock agreement. In December 2014, 15,000 shares of restricted stock held by our former CEO with an aggregate fair value of $19,000 vested as scheduled in accordance with the terms of the restricted stock agreement. Also in December 2014, 20,000 shares of restricted stock with an aggregate fair value of $26,000 vested upon reaching a milestone defined by the terms of the restricted stock agreement.

In February 2013, 100,000 shares of restricted stock with an aggregate fair value of $308,000 vested as scheduled according to the terms of a restricted stock agreement. In March 2013, the Company received FDA approval to market Lymphoseek. As a result of the Lymphoseek approval, 560,000 shares of restricted stock vested with an aggregate fair value of $1.8 million. In April 2013, 85,000 shares of restricted stock held by non-employee directors with an aggregate fair value of $224,000 vested as scheduled according to the terms of the restricted stock agreements. In July 2013, 29,250 shares of restricted stock with an aggregate fair value of $83,000 were forfeited as a result of a non-employee director departing from the Board.

During 2014, 2013 and 2012, 216,250, 745,000 and 30,000 shares, respectively, of restricted stock vested with aggregate vest date fair values of $387,000, $2.3 million and $85,000, respectively.

During 2014, 2013 and 2012, we paid tax withholdings related to stock options exercised and restricted stock vested of $131,000, $659,000, and $9,000, respectively. As of December 31, 2014, there was approximately $1.9 million of total unrecognized compensation cost related to stock option and restricted stock awards, which we expect to recognize over remaining weighted average vesting terms of 1.95 years. See Note 1(e).

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

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Net loss	$(35,726,669)	$(42,699,458)	$(29,157,204)
Preferred stock dividends	—	—	(43,333)
Net loss attributable to common stockholders	$(35,726,669)	$(42,699,458)	$(29,200,537)

Weighted average shares outstanding (basic and diluted)	148,748,396	121,808,986	99,059,997
Loss per common share (basic and diluted)	$(0.24)	$(0.35)	$(0.29)

Diluted earnings (loss) per common share for the years ended December 31, 2014, 2013 and 2012 excludes the effects of 19.0 million, 32.2 million and 38.4 million common share equivalents, respectively, since such inclusion would be anti-dilutive. The excluded shares consist of common shares issuable upon exercise of outstanding stock options and warrants, and upon the conversion of convertible debt and convertible preferred stock.

The Company’s unvested stock awards contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”). Therefore, the unvested stock awards are required to be included in the number of shares outstanding for both basic and diluted earnings per share calculations. However, due to our loss from continuing operations, 498,250, 634,250 and 1,335,000 shares of unvested restricted stock were excluded in determining basic and diluted loss per share for the years ended December 31, 2014, 2013 and 2012, respectively, because such inclusion would be anti-dilutive.

5.	Inventory

The components of net inventory at December 31, 2014 and 2013, net of reserves of $539,000 and $0, respectively, are as follows:

	2014	2013
Materials	$—	$652,818
Work in process	495,449	1,073,568
Finished goods	436,936	$506,050
	$932,385	$2,232,436

During 2014 and 2013, we capitalized $110,000 and $2.4 million, respectively, of inventory costs associated with our Lymphoseek product. During 2014 and 2013, we wrote off $198,000 and $298,000, respectively, of previously capitalized Lymphoseek inventory due to the consumption of the Lymphoseek material in product development activities.

We estimate a reserve for obsolete inventory based on management’s judgment of probable future commercial use, which is based on an analysis of current inventory levels, historical and estimated future sales and production rates, and estimated shelf lives. During 2014, we recorded an obsolescence reserve for $539,000 of Lymphoseek inventory related to a specific lot that was originally produced for commercial validation purposes and that is nearing its product expiry and therefore is no longer expected to be sold.

6.	Property and Equipment

The major classes of property and equipment are as follows:

	Useful Life	2014	2013
Production machinery and equipment	5 years	$1,446,551	$1,239,834
Other machinery and equipment, primarily computers and research equipment	3 – 5 years	602,974	658,860
Furniture and fixtures	7 years	670,567	439,715
Software	3 years	476,530	544,254
Leasehold improvements*	Term of Lease	927,406	726,396
		$4,124,028	$3,609,059

* We amortize leasehold improvements over the term of the lease, which in all cases is shorter than the estimated useful life of the asset.

Property and equipment includes $9,000 of equipment under capital leases with accumulated amortization of $5,000 and $3,000 at December 31, 2014 and 2013, respectively. During 2014, 2013 and 2012, we recorded $488,000, $400,000 and $199,000, respectively, of depreciation and amortization related to property and equipment.

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

R-NAV was initially capitalized through a $4.0 million investment from Infinity Capital III, of Houston-based McRay Money Management, and other third-party private investors, and the technology contributions from Rheumco and Navidea. Navidea has committed an additional $1.0 million investment to be paid over three years, with $333,334 in cash contributed at inception and a promissory note in the principal amount of $666,666, payable in two equal installments on the first and second anniversaries of the transaction. The note will bear interest at the applicable federal rate, currently 0.31% per annum. See Note 9. In exchange for its capital and in-kind investment, the Company received 1,000,000 Series A preferred units of R-NAV (Series A Units). The Company will receive an additional 500,000 Series A Units for management and technical services associated with the programs described above to be performed by the Company for R-NAV pursuant to a services agreement. The Series A Units are convertible into common units at the option of the holder for a conversion price of $1 per unit, subject to broad-based weighted average anti-dilution rights.

Navidea initially owned approximately 33.7% of the combined entity. In December 2014, the third-party private investors contributed an additional $570,000 in exchange for 570,000 Series A Units. Following the additional investment by the private investors, Navidea owns approximately 32.5% of R-NAV. Joint oversight over certain aspects of R-NAV is shared between Navidea, Rheumco, Infinity Capital, and the other investors; Navidea does not control the operations of R-NAV. Navidea has three-year call options to acquire, at its sole discretion, all of the equity of Subsidiary 1A for $10.5 million prior to the launch of a Phase 3 clinical trial for its development program, and all of the equity of Subsidiary 1B at fair value upon completion of radiochemistry and biodistribution studies for its development program.

Navidea's investment in R-NAV is being accounted for using the equity method of accounting for investments. In accordance with current accounting guidance, the Company's contributions of cash and note payable totaling $1.0 million were allocated between the investment in R-NAV and the call option on Subsidiary 1A based on the relative fair values of the assets. As a result, we recorded an initial equity investment in R-NAV of $727,000 and a call option asset of $273,000 as non-current assets at the time of the initial investment. The Company's obligation to provide $500,000 of in-kind services to R-NAV are being recognized as those services are provided. Navidea's equity in the loss of R-NAV was $523,809 for the year ended December 31, 2014.

8.	Accrued Liabilities and Other

Accrued liabilities and other at December 31, 2014 and 2013 consist of the following:

	2014	2013
Contracted services	$1,880,376	$3,325,391
Compensation	979,296	1,124,976
Accrued interest	213,457	204,792
Other	160,991	117,804
	$3,234,120	$4,772,963

9.	Notes Payable

Hercules Technology II, L.P.

In December 2011, we executed a Loan and Security Agreement (the Hercules Loan Agreement) with Hercules Technology II, L.P. (Hercules), pursuant to which we issued Hercules: (1) a Secured Term Promissory Note in the principal amount of $7 million (the Hercules Note), bearing interest at the greater of either (a) the U.S. Prime Rate as reported in The Wall Street Journal plus 6.75%, or (b) 10.0% and (2) Series GG warrants to purchase 333,333 shares of our common stock at an exercise price of $2.10 per share, expiring in December 2016 (the Series GG warrants). The Hercules Loan Agreement provided for an interest-only period beginning on December 29, 2011 and expiring on July 1, 2012. The principal and interest was to be repaid in 30 equal monthly installments, payable on the first of each month following the expiration of the interest-only period.

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

During 2012, we paid $1.3 million of principal payments on the Hercules Note. During the period from January 1, 2013 through June 24, 2013, we paid an additional $1.3 million of principal payments on the Hercules Note. On June 25, 2013, the Company used a portion of the proceeds from the GECC/MidCap Notes (discussed below) to pay the remaining $4.4 million of principal outstanding on the Hercules Note, as well as a $250,000 end-of-term fee and a $66,000 early payment penalty in accordance with the terms of the Hercules Loan Agreement. We recorded a loss on extinguishment of the Hercules Note of $429,000, consisting of the write-off of the remaining unamortized discount of $187,000 and unamortized debt issuance costs of $176,000, as well as the early payment penalty of $66,000. As of December 31, 2014, the Hercules Note was no longer outstanding.

Platinum-Montaur Life Sciences, LLC

In July 2012, we entered into an agreement with Platinum-Montaur Life Sciences, LLC (Platinum) to provide us with a credit facility of up to $50 million. Under the terms of the agreement, Platinum committed to extend up to $15 million in debt, which was available immediately, to the Company at an interest rate equal to the greater of (a) the U.S. Prime Rate as reported in the Wall Street Journal plus 6.75%; (b) 10.0%; or (c) the highest rate of interest then payable pursuant to the Hercules Loan Agreement plus 0.125%. In March 2013, the Company received FDA approval to market Lymphoseek. The approval of Lymphoseek resulted in an additional $20 million being made available to the Company under the Platinum credit facility. Another $15 million was potentially available on terms to be negotiated. Principal amounts were due the earlier of two years from the date of draw or June 30, 2016. No conversion features or warrants were initially associated with the facility. We drew a total of $4.0 million under the credit facility in each of the years ended December 31, 2013 and 2012. We did not make any draws under the credit facility during the year ended December 31, 2014.

In June 2013, concurrent with entering into the GECC/MidCap Loan Agreement (discussed below), the Company and Platinum entered into an Amendment to the July 2012 credit facility between the Company and Platinum (the Platinum Amendment). Navidea, Platinum, and GECC/MidCap also entered into a Subordination Agreement (the GECC/MidCap Subordination Agreement), providing for subordination of the Company’s indebtedness under the Platinum credit facility to the Company’s indebtedness under the GECC/MidCap Loan Agreement, among other customary terms and conditions.

In connection with the execution of the Platinum Amendment, the Company delivered an Amended and Restated Promissory Note (the Amended Platinum Note) to Platinum, which amended and restated the original promissory note, issued to Platinum, in the principal amount of up to $35.0 million. The Amended Platinum Note also adjusted the interest rate to the greater of (a) the U.S. Prime Rate as reported in the Wall Street Journal plus 6.75%; (b) 10%; or (c) the highest rate of interest then payable pursuant to the GECC/MidCap Loan Agreement plus 0.125%. In addition, the Platinum Amendment granted Platinum the right, at Platinum’s option, to convert all or any portion of the unpaid principal or unpaid interest accrued on any future draws (the Conversion Amount), beginning on a date two years from the date the draw is advanced, into the number of shares of Navidea’s common stock computed by dividing the Conversion Amount by a conversion price equal to the lesser of (i) 90% of the lowest VWAP for the 10 trading days preceding the date of such conversion request, or (ii) the average VWAP for the 10 trading days preceding the date of such conversion request. The Platinum Amendment also provided a conversion right on the same terms with respect to the amount of any mandatory repayment due following the Company achieving $2.0 million in cumulative revenues from sales or licensing of Lymphoseek. The conversion option applied to the Conversion Amount if the Company was prohibited from making such repayment under the terms of the GECC/MidCap Subordination Agreement.

In accordance with current accounting standards, the Platinum Amendment was treated as an extinguishment of debt. The difference between the fair value of the new debt and the carrying value of the original Platinum loan balance was recorded as loss on extinguishment of $943,000. Platinum’s option to convert future draws into common stock was determined to meet the definition of a liability. The fair value of the new debt included the estimated fair value of the embedded conversion option.

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

In March 2014, in connection with entering into the Oxford Loan Agreement (discussed below), we entered into a second amendment to the Platinum Loan Agreement (the Second Platinum Amendment). Concurrent with the execution of the Second Platinum Amendment, the Company delivered an Amended and Restated Promissory Note (the Second Amended Platinum Note) to Platinum, which amended and restated the First Amended Platinum Note. The Second Amended Platinum Note adjusted the interest rate to the greater of (i) the United States prime rate as reported in The Wall Street Journal plus 6.75%, (ii) 10.0%, and (iii) the highest rate of interest then payable by the Company pursuant to the Oxford Loan Agreement plus 0.125% (the effective interest rate at December 31, 2014 was 10.0%). Navidea, Platinum, and Oxford also entered into a Subordination Agreement, providing for subordination of the Company’s indebtedness under the Platinum Loan Agreement to the Company’s indebtedness under the Oxford Loan Agreement, among other customary terms and conditions. As such, no payments may be made under the Platinum loan until the Oxford Notes have been paid in full and therefore, the current balance outstanding under the Platinum loan has been classified as long-term notes payable to coincide with the maturity of the Oxford Notes. The fair value of the Second Amended Platinum Note includes the estimated fair value of an embedded conversion option.

The net increase in the estimated fair value of the Amended Platinum Notes was $1.3 million and $106,000, which was recorded as a non-cash change in fair value of financial instruments during the years ended December 31, 2014 and 2013, respectively. The estimated fair value of the Amended Platinum Notes was $5.6 million as of December 31, 2014. As of December 31, 2014, the remaining outstanding principal balance of the Amended Platinum Notes was approximately $3.2 million, with $31.8 million still available under the credit facility.

General Electric Capital Corporation/MidCap Financial SBIC, LP

In June 2013, we executed a Loan and Security Agreement (the GECC/MidCap Loan Agreement) with General Electric Capital Corporation (GECC) and MidCap Financial SBIC, LP (MidCap), pursuant to which we issued GECC and MidCap: (1) Term Notes in the aggregate principal amount of $25 million, bearing interest at 9.83%, (the GECC/MidCap Notes), and (2) Series HH warrants to purchase an aggregate of 301,205 shares of our common stock at an exercise price of $2.49 per share, expiring in June 2023 (the Series HH Warrants). The GECC/MidCap Loan Agreement provided for an interest-only period beginning on June 25, 2013 and expiring on June 30, 2014. The principal and interest was to be repaid in 30 equal monthly installments, payable on the first of each month following the expiration of the interest-only period, and one final payment in an amount equal to the entire remaining principal balance of the GECC/MidCap Notes on the maturity date. The outstanding balance of the debt was due December 23, 2016. On the date upon which the outstanding principal amount of the loan was paid in full, the Company was required to pay a non-refundable end-of-term fee equal to 4.0% of the original principal amount of the loan.

The Company recorded a debt discount related to the issuance of the Series HH warrants and other fees to the lenders totaling $1.9 million. Debt issuance costs directly attributable to the GECC/MidCap Loan Agreement, totaling $881,000, were recorded as other assets on the balance sheet on the closing date. The debt discount and debt issuance costs were being amortized as non-cash interest expense using the effective interest method over the term of the GECC/MidCap Loan Agreement. The final payment fee of $1.0 million was recorded in other non-current liabilities on the consolidated balance sheet on the closing date.

In March 2014, in connection with the consummation of the Oxford Loan Agreement (discussed below), we repaid all amounts outstanding under the GECC/MidCap Notes for a payoff amount of $26.7 million, which included payments of $500,000 as a pre-payment fee and $1.0 million as an end-of-term final payment fee, resulting in a loss on extinguishment of $2.6 million. As of December 31, 2014, the GECC/MidCap Notes were no longer outstanding.

Oxford Finance, LLC

In March 2014, we executed a Loan and Security Agreement (the Oxford Loan Agreement) with Oxford Finance, LLC (Oxford), pursuant to which we issued Oxford: (1) Term Notes in the aggregate principal amount of $30,000,000, bearing interest at 8.5% (the Oxford Notes), and (2) Series KK warrants to purchase an aggregate of 391,032 shares of our common stock at an exercise price of $1.918 per share, expiring in March 2021 (the Series KK warrants). We made monthly payments of interest only commencing on April 1, 2014, and continuing through April 1, 2015 (the Amortization Date). Commencing on the Amortization Date, the Company will make 48 consecutive equal monthly payments of principal and interest, in arrears, to the lenders then party to the Oxford Loan Agreement. All unpaid principal, and accrued and unpaid interest, with respect to the Oxford Notes is due and payable in full on March 1, 2019. We will also make a final payment to the lenders in an aggregate amount equal to the original principal amount of the loan multiplied by 7.95%. The Oxford Notes are collateralized by a security interest in substantially all of the Company’s assets except for intellectual property, as to which the security interest is in rights to income or proceeds from the sale or licensing thereof. The Oxford Loan Agreement requires that the Company adhere to certain affirmative and negative covenants, including, without limitation, financial reporting requirements and a prohibition against the incurrence of indebtedness, or creation of additional liens, other than as specifically permitted by the terms of the Oxford Loan Agreement. As of December 31, 2014, the outstanding principal balance of the Oxford Loan Agreement was $30 million, and we were in compliance with all covenants of the Oxford Loan Agreement.

The Company recorded a debt discount related to the issuance of the Series KK Warrants and other fees to the lenders totaling $3.0 million. Debt issuance costs directly attributable to the Oxford Loan Agreement, totaling $120,000, were recorded as a non-current asset on the consolidated balance sheet on the closing date. The debt discount and debt offering costs are being amortized as non-cash interest expense using the effective interest method over the term of the Oxford Loan Agreement. The final payment fee of $2.4 million was recorded in other non-current liabilities on the consolidated balance sheet on the closing date. As of December 31, 2014, the balance of the debt discount was $2.4 million and the balance of the debt issuance costs was $90,000.

R-NAV, LLC

In July 2014, in connection with entering into the R-NAV joint enterprise, Navidea executed a promissory note in the principal amount of $666,666, payable in two equal installments on July 15, 2015 and July 15, 2016, the first and second anniversaries of the R-NAV transaction. The note bears interest at the applicable federal rate, currently 0.31% per annum, compounded annually. Also in connection with entering into the R-NAV joint enterprise, we executed an amendment to the Oxford Loan Agreement that amended certain covenants to permit our investment in R-NAV, and R-NAV entered into a Subordination Agreement with Oxford to subordinate our indebtedness to R-NAV to our obligations under the Oxford Loan Agreement. See Note 7.

During the years ended December 31, 2014, 2013 and 2012, we recorded interest expense of $3.7 million, $2.8 million and $1.2 million, respectively, related to our notes payable. Of those amounts, $844,000, $765,000 and $545,000, respectively, was non-cash in nature related to amortization of the debt discounts and deferred financing costs related to our notes payable.

Annual principal maturities of our notes payable are $5.2 million, $7.3 million, $7.6 million, $8.3 million and $5.4 million in 2015, 2016, 2017, 2018 and 2019, respectively.

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

In December 2012, we entered into a Waiver Agreement (the Waiver) pursuant to which Platinum and Platinum Partners Value Arbitrage Fund (PPVAF), an affiliate of Platinum, as the sole holders of the Series B Preferred Stock, agreed to irrevocably waive the provisions set forth in the certificate of designations for the Series B Preferred Stock (the Certificate) which provided that all outstanding shares of Series B Preferred Stock would automatically convert into shares of common stock on December 31, 2012. The Waiver was to remain in effect until December 31, 2013, upon which date all outstanding shares of Series B Preferred Stock were to automatically convert into common stock pursuant to the terms of the Certificate. In addition, we amended the terms of Platinum’s Series X warrant to extend the expiration date from April 16, 2013 to December 31, 2013. Also in December 2012, the Series C Preferred Stock held by the Bupp Investors automatically converted into 3,226,000 shares of our common stock under the terms of the Series C Preferred Stock.

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

During 2012, Platinum converted 3,063 shares of their Series B Preferred Stock into 10,016,010 shares of our common stock under the terms of the Series B Preferred Stock. In November 2012, we entered into a Securities Exchange Agreement with PPVAF, pursuant to which PPVAF exchanged 3,001,860 shares of our common stock owned by PPVAF for 918 shares of our Series B Preferred Stock. During 2013, Platinum converted 1,737.9 shares of the Series B Preferred Stock into 5,682,933 shares of our common stock under the terms of the Series B Preferred Stock. During 2014, Platinum converted 4,422 shares of the Series B Preferred Stock into 14,459,940 shares of our common stock under the terms of the Series B Preferred Stock. In November 2014, we entered into a second Securities Exchange Agreement with PPVAF, pursuant to which PPVAF exchanged 4,499,520 shares of our common stock owned by PPVAF for 1,376 shares of our Series B Preferred Stock.

As of December 31, 2014, there are 4,519 shares of Series B Preferred Stock outstanding which are convertible into 14,777,130 shares of our common stock.

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

In September 2013, we entered into a Securities Purchase Agreement with Crede CG III, Ltd. (Crede) for a registered direct public offering. The Series JJ warrant issued in connection with the Securities Purchase Agreement was not considered to be indexed to the Company's stock due to certain features within the warrant, and as such, the warrant was required to be classified as a liability. As a result, the Company recorded a derivative liability with an estimated fair value of $7.7 million on the date the warrant was issued. In November 2014, Crede exchanged their Series JJ warrant for 3,843,223 shares of our common stock in accordance with the terms of the Series JJ warrant agreement. As a result of the exchange of the Series JJ warrant, we reclassified $7.7 million in derivative liabilities related to those warrants to additional paid-in capital. See Note 12.

Changes in the estimated fair values of our derivative liabilities are recorded in the consolidated statement of operations. The net effect of marking our derivative liabilities to market during the years ended December 31, 2014, 2013 and 2012 resulted in net (decreases) increases in non-cash (income) expense of $(5,000), $6,000 and $(32,000). The total estimated fair value of our derivative liabilities was $7.7 million as of December 31, 2013. No derivative liabilities were outstanding as of December 31, 2014.

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

b.
Stock Warrants: At December 31, 2014, there are 1.8 million warrants outstanding to purchase our common stock. The warrants are exercisable at prices ranging from $1.92 to $3.04 per share with a weighted average exercise price per share of $2.27.

The following table summarizes information about our outstanding warrants at December 31, 2014:

	Exercise Price		Number of Warrants	Expiration Date
Series BB	$2.00		300,000	July 2015
Series EE	2.375		134,211	August 2015
Series FF	1.97		30,000	December 2015
Series GG	2.10		333,333	December 2016
Series HH	2.49		301,205	June 2023
Series II	3.04		275,000	June 2018
Series KK	1.918		391,032	March 2021
	$2.27	(1)	1,764,781
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

In September 2013, in connection with the Crede Securities Purchase Agreement, the Company issued to Crede a Series JJ warrant to purchase 3,169,015 shares of our common stock at an exercise price of $3.83 per share, expiring in September 2016. Crede could exercise the Series JJ warrant at any time at a strike price of $3.83. The warrant agreement also provided for the potential exchange of the warrant into Navidea common stock for no additional consideration starting six months after the date of the Securities Purchase Agreement if, at the time of the exchange, the closing bid price for Navidea’s common stock was below $3.83. The amount of shares issuable on exchange was based on dividing a Black-Scholes valuation of the warrants by the closing bid price for Navidea’s common stock on the date of the exchange. In November 2014, Crede exchanged their Series JJ warrant for 3,843,223 shares of our common stock in accordance with the terms of the Series JJ warrant agreement. As a result of the exchange of the Series JJ warrant, we reclassified $7.7 million in derivative liabilities related to those warrants to additional paid-in capital. See Note 11.

In March 2014, in connection with the Oxford Loan Agreement, the Company issued Series KK warrants to purchase an aggregate of 391,032 shares of our common stock at an exercise price of $1.918 per share, expiring in March 2021.

c.	Common Stock Reserved: As of December 31, 2014, we have reserved 21,887,675 shares of authorized common stock for the exercise of all outstanding options, warrants, and convertible preferred stock.

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

Dr. Pykett terminated the Consulting Agreement effective September 8, 2014. Certain of Dr. Pykett's equity awards were forfeited upon termination of the Consulting Agreement, while others vested on December 1, 2014 due to achievement of certain goals during the period of the Consulting Agreement, in accordance with the terms of the award agreements. The Company recognized expenses of $94,000 under the Consulting Agreement during the year ended December 31, 2014.

The following table summarizes the remaining accrued separation costs, including estimated employer payroll tax obligations, related to the Company's reduction in force, which are included in accrued liabilities and other on the consolidated balance sheet as of December 31, 2014:

As of December 31, 2014
Separation	$388,469
Estimated cost of continuing healthcare coverage	60,882
$449,351

During the year ended December 31, 2014, the Company recognized approximately $557,000 of net expense as a result of the reduction in force, which includes separation costs, incremental expense related to the modification of certain equity awards, and the reversal of stock compensation expense for certain equity awards for which the requisite service was not rendered.

The Company appointed Michael M. Goldberg, M.D., as interim Chief Executive Officer effective May 30, 2014. Dr. Goldberg currently serves as a member of the Board of Directors of the Company and did not receive any salary for his service as interim Chief Executive Officer, although the Company agreed to pay Montaur Capital Partners, LLC (Montaur), where Dr. Goldberg is principal, $15,000 per month to cover additional costs and resources Montaur expected to incur or redirect due to the unavailability of Dr. Goldberg's services resulting from his service as interim Chief Executive Officer of Navidea. During the year ended December 31, 2014, the Company paid Montaur a total of $53,000. Dr. Goldberg's service as interim Chief Executive Officer terminated with the appointment of Ricardo J. Gonzalez as the Company's Chief Executive Officer effective October 13, 2014.

14.	Income Taxes

As of December 31, 2014 and 2013, our deferred tax assets were approximately $63.2 million and $49.2 million, respectively. The components of our deferred tax assets are summarized as follows:

	As of December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$50,117,798	$37,191,826
R&D credit carryforwards	8,394,408	7,388,463
Stock compensation	1,849,847	1,962,472
Intangibles	1,931,193	2,206,593
Temporary differences	910,354	455,767
Deferred tax assets before valuation allowance	63,203,600	49,205,121
Valuation allowance	(63,203,600)	(49,205,121)
Net deferred tax assets	$—	$—

Current accounting standards require a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized. Due to the uncertainty surrounding the realization of these deferred tax assets in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance at December 31, 2014 and 2013.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences or tax carryforwards as of December 31, 2014.

As of December 31, 2014 and 2013, we had U.S. net operating loss carryforwards of approximately $153.1 million and $118.5 million, respectively. Of that amount, $15.3 million and $15.2 million relates to stock-based compensation tax deductions in excess of book compensation expense (APIC NOLs) as of December 31, 2014 and 2013, respectively, that will be credited to additional paid-in capital when such deductions reduce taxes payable as determined on a "with-and-without" basis. Accordingly, these APIC NOLs will reduce federal taxes payable if realized in future periods, but NOLs related to such benefits are not included in the table above.

At December 31, 2014 and 2013, we had U.S. federal R&D credit carryforwards of approximately $8.0 million and $7.4 million, respectively.

U.S. net operating loss carryforwards of $20.8 million and R&D credit carryforwards of $1.1 million expired during 2014. There were no expirations during 2013. The details of our U.S. net operating loss and federal R&D credit carryforward amounts and expiration dates are summarized as follows:

		As of December 31, 2014
Generated	Expiration	U.S. Net Operating Loss Carryforwards	U.S. R&D Credit Carryforwards
1998	2018	$17,142,781	$1,173,387
1999	2019	—	130,359
2000	2020	—	71,713
2001	2021	—	39,128
2002	2022	1,282,447	5,350
2003	2023	337,714	2,905
2004	2024	1,237,146	22,861
2005	2025	3,246,062	218,332
2006	2026	3,127,238	365,541
2007	2027	2,863,443	342,898
2008	2028	2,826,656	531,539
2009	2029	13,753,769	596,843
2010	2030	5,425,105	1,094,449
2011	2031	1,904,744	1,950,744
2012	2032	28,541,353	468,008
2013	2033	36,840,453	374,406
2014	2034	34,576,527	648,252
Total carryforwards		$153,105,438	$8,036,715

The Tax Increase Prevention Act of 2014 (the Act) was signed into law by President Obama on December 19, 2014. The credit for certain research and experimentation expenses expired at the end of 2011. The Act extended the credit through the end of 2014.

During the years ended December 31, 2014, 2013, and 2012, Cardiosonix recorded losses for financial reporting purposes of $15,000, $13,000, and $14,000, respectively. As of December 31, 2014 and 2013, Cardiosonix had tax loss carryforwards in Israel of approximately $7.6 million. Under current Israeli tax law, net operating loss carryforwards do not expire. Due to the uncertainty surrounding the realization of the related deferred tax assets in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance at December 31, 2014 and 2013.

Under Sections 382 and 383 of the IRC of 1986, as amended, the utilization of U.S. net operating loss and R&D tax credit carryforwards may be limited under the change in stock ownership rules of the IRC. The Company has previously completed a Section 382 analysis and does not believe that a Section 382 ownership change has occurred that would impact utilization of the Company’s net operating loss and R&D tax credit carryforwards.

Reconciliations between the statutory federal income tax rate and our effective tax rate for continuing operations are as follows:

	Years Ended December 31,
	2014		2013		2012
	Amount	%	Amount	%	Amount	%
Benefit at statutory rate	$(12,147,068)	(34.0)%	$(14,517,816)	(34.0)%	$(9,913,450)	(34.0)%
Adjustments to valuation allowance	12,925,380	36.2%	15,399,021	36.1%	8,604,147	29.5%
Adjustments to R&D credit carryforwards	(340,886)	(1.0)%	(842,414)	(2.0)%	1,064,623	3.7%
Permanent items and other	(437,426)	(1.2)%	(38,791)	(0.1)%	244,680	0.8%
Benefit per financial statements	$—		$—		$—

15.	Agreements

a.
Supply Agreements: In November 2009, we entered into a manufacture and supply agreement with Reliable Biopharmaceutical Corporation (Reliable) for the manufacture and supply of the Lymphoseek drug substance. The initial ten-year term of the agreement expires in November 2019, with options to extend the agreement for successive three-year terms. Either party has the right to terminate the agreement upon mutual written agreement, or upon material breach by the other party which is not cured within 60 days from the date of written notice of the breach. Total purchases under the manufacture and supply agreement were $300,000, $666,000, and $939,000 for the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014, we have no purchase orders outstanding under the manufacture and supply agreement with Reliable.

In May 2013, we entered into a clinical supply agreement with Nordion (Canada) Inc. (Nordion) for the manufacture and supply of NAV5001 clinical trial material. The initial three-year term expires in May 2016. Navidea may terminate this agreement without cause or penalty upon 180 days prior written notice to Nordion. Upon such termination, Nordion will be entitled to retain all amounts paid by Navidea, and Navidea shall pay to Nordion any undisputed, unpaid amounts due or earned by Nordion. Either party may terminate upon material breach by the other party which is not cured within 30 days from the date of written notice of the breach. Total purchases under the manufacturing agreement were $505,000 and $771,000 for the years ended December 31, 2014 and 2013. As of December 31, 2014, we have issued purchase orders under the agreement with Nordion for $317,000 of our products for delivery through June 2015.

In August 2013, we entered into a manufacturing services agreement with PETNET Solutions, Inc. (PETNET) for the manufacturing and distribution of NAV4694. The initial three-year term of the agreement expires in August 2016. The agreement will automatically renew for additional one-year terms, unless either party gives written notice to the other at least 60 days prior to the end of the initial term. Either party may terminate upon material breach by the other party which is not cured within 30 days from the date of written notice of the breach. Total purchases under the manufacturing agreement were $2.2 million and $1.4 million for the years ended December 31, 2014 and 2013. As of December 31, 2014, we have issued purchase orders under the agreement with PETNET for $132,000 of our products for delivery through February 2015.

In September 2013, we entered into a manufacturing services agreement with OSO BioPharmaceuticals Manufacturing, LLC (OsoBio) for contract pharmaceutical development, manufacturing, packaging and analytical services for Lymphoseek. The initial term of the agreement expires in December 2016, and automatically renews for additional two-year periods unless written notice is provided at least 12 months prior to the expiration of the initial term. Either party has the right to terminate the agreement upon mutual written agreement, or upon material breach by the other party which is not cured within 60 days from the date of written notice of the breach. During the term of agreement, OsoBio will be the primary supplier of the manufacturing services for Lymphoseek. In consideration for these services, the Company will pay a unit pricing fee. In addition, the Company will also pay OsoBio a fee for regulatory support services. Total purchases under the manufacturing services agreement were $96,000 and $1.2 million for the years ended December 31, 2014 and 2013. As of December 31, 2014, we have issued purchase orders under the agreement with OsoBio for $463,000 of our products for delivery through March 2015.

b.
Research and Development Agreements: In January 2002, we completed a license agreement with the University of California, San Diego (UCSD) for the exclusive world-wide rights to Lymphoseek. The license agreement was effective until the later of the expiration date of the longest-lived underlying patent. In July 2014, we amended the license agreement to extend the agreement until the third anniversary of the expiration date of the longest-lived underlying patent. Under the terms of the license agreement, UCSD has granted us the exclusive rights to make, use, sell, offer for sale and import licensed products as defined in the agreement and to practice the defined licensed methods during the term of the agreement. We may also sublicense the patent rights, subject to certain sublicense terms as defined in the agreement. In consideration for the license rights, we agreed to pay UCSD a license issue fee of $25,000 and license maintenance fees of $25,000 per year. We also agreed to make payments to UCSD upon successfully reaching certain clinical, regulatory and cumulative sales milestones, and a royalty on net sales of licensed products subject to a $25,000 minimum annual royalty. In addition, we agreed to reimburse UCSD for all patent-related costs and to meet certain diligence targets. Total costs related to the UCSD license agreement for Lymphoseek were $353,000, $273,000 and $33,000 in 2014, 2013 and 2012, respectively, and were recorded in cost of goods sold following the U.S. commercial launch of Lymphoseek in 2013, or in research and development expenses prior to the product launch.

In April 2008, we completed a second license agreement with UCSD for an expanded field of use allowing Lymphoseek to be developed as an optical or ultrasound agent. The license agreement was effective until the expiration date of the longest-lived underlying patent. Under the terms of the license agreement, UCSD granted us the exclusive rights to make, use, sell, offer for sale and import licensed products as defined in the agreement and to practice the defined licensed methods during the term of the agreement. We could also sublicense the patent rights, subject to certain sublicense terms as defined in the agreement. In consideration for the license rights, we agreed to pay UCSD a license issue fee of $25,000 and license maintenance fees of $25,000 per year. We also agreed to make payments to UCSD upon successfully reaching certain clinical, regulatory and cumulative sales milestones, and a royalty on net sales of licensed products subject to a $25,000 minimum annual royalty. In addition, we agreed to reimburse UCSD for all patent-related costs and to meet certain diligence targets. Total costs related to the UCSD license agreement for the use of Lymphoseek as an optical or ultrasound agent were $25,000, $29,000 and $31,000 in 2014, 2013 and 2012, respectively, and were recorded in research and development expenses. The license agreement for the use of Lymphoseek as an optical or ultrasound agent was canceled in July 2014.

In July 2014, the Company replaced the license agreement for the use of Lymphoseek as an optical or ultrasound agent with an expanded license agreement for the exclusive world-wide rights to all diagnostic and therapeutic uses of tilmanocept. The license agreement is effective until the third anniversary of the expiration date of the longest-lived underlying patent. Under the terms of the license agreement, UCSD has granted us the exclusive rights to make, use, sell, offer for sale and import licensed products as defined in the agreement and to practice the defined licensed methods during the term of the agreement. We may also sublicense the patent rights, subject to certain sublicense terms as defined in the agreement. In consideration for the license rights, we agreed to pay UCSD a license issue fee of $25,000 and license maintenance fees of $25,000 per year. We also agreed to make payments to UCSD upon successfully reaching certain clinical, regulatory and cumulative sales milestones, and a royalty on net sales of licensed products subject to a $25,000 minimum annual royalty. In addition, we agreed to reimburse UCSD for all patent-related costs and to meet certain diligence targets. Total costs related to the UCSD license agreement for tilmanocept were $25,000 in 2014, and were recorded in research and development expenses.

In December 2011, we executed a license agreement with AstraZeneca AB for NAV694, a proprietary compound that is primarily intended for use in diagnosing Alzheimer’s disease and other central nervous system disorders. The license agreement is effective until the later of the tenth anniversary of the first commercial sale of NAV4694 or the expiration of the underlying patents. Under the terms of the license agreement, AstraZeneca granted us an exclusive worldwide royalty-bearing license for NAV4694 with the right to grant sublicenses. In consideration for the license rights, we paid AstraZeneca a license issue fee of $5.0 million upon execution of the agreement. We also agreed to pay AstraZeneca up to $6.5 million in contingent milestone payments based on the achievement of certain clinical development and regulatory filing milestones, and up to $11.0 million in contingent milestone payments due following receipt of certain regulatory approvals and the initiation of commercial sales of the licensed product. In addition, we agreed to pay AstraZeneca a royalty on net sales of licensed and sublicensed products. Total costs related to the AstraZeneca license agreement were $81,000, $5,000 and $14,000 in 2014, 2013 and 2012, respectively, and were recorded in research and development expenses.

In July 2012, we entered into an agreement with Alseres Pharmaceuticals, Inc. (Alseres) to sublicense NAV5001, an Iodine-123 radiolabeled imaging agent being developed as an aid in the diagnosis of Parkinson’s disease and other movement disorders, with a potential use as a diagnostic aid in dementia. Under the terms of the sublicense agreement, Alseres granted Navidea an exclusive, worldwide sublicense to research, develop and commercialize NAV5001. The terms of the agreement required Navidea to make a one-time sublicense execution payment to Alseres equal to (i) $175,000 in cash and (ii) 300,000 shares of our common stock. The sublicense agreement also provides for contingent milestone payments of up to $2.9 million, $2.5 million of which will principally occur at the time of product registration or upon commercial sales, and the issuance of up to an additional 1.15 million shares of Navidea common stock, 950,000 shares of which are issuable at the time of product registration or upon commercial sales. In addition, the sublicense terms anticipate royalties on annual net sales of the approved product which are consistent with industry-standard terms and certain sublicense extension fees, payable in cash and shares of common stock, in the event certain diligence milestones are not met. Total costs related to the Alseres sublicense agreement were $42,000, $366,000 and $1.8 million in 2014, 2013 and 2012, respectively, and were recorded in research and development expenses.

Cardiosonix’s research and development efforts were partially financed through grants from the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade (the OCS). Through the end of 2004, Cardiosonix received a total of $775,000 in grants from the OCS. In return for the OCS’s participation, Cardiosonix committed to pay royalties to the Israeli Government at a rate of 3% to 5% of the sales of its products, if any, up to 300% of the total grants received, depending on the portion of manufacturing activity that takes place in Israel. In January 2006, the OCS consented to the transfer of manufacturing as long as we comply with the terms of the OCS statutes under Israeli law. We are not aware of any future performance obligations related to the grants received from the OCS. We do not believe we will be obligated to pay the OCS any amounts greater than any royalties due on future sales in the event that future sales are not sufficient to generate adequate revenue to completely cover the full amount of the grant. However, under certain limited circumstances, the OCS may withdraw its approval of a research program or amend the terms of its approval. Upon withdrawal of approval, Cardiosonix may be required to refund the grant, in whole or in part, with or without interest, as the OCS determines. Through December 2014, we have paid the OCS a total of $84,000 in royalties related to sales of products developed under this program. As of December 31, 2014, we have no accrued obligations for royalties.

c.
Employment Agreements: As of December 31, 2014, we have employment agreements with five of our senior officers. In addition, although certain employment agreements expired on or before December 31, 2014, the terms of the agreements provide for continuation of certain terms of the employment agreements as long as the senior officers continue to be employees of the Company following expiration of the agreements. The employment agreements contain termination and/or change in control provisions that would entitle each of the officers to 1.2 to 2.0 times their annual salaries, vest outstanding restricted stock and options to purchase common stock, and continue certain benefits if there is a termination without cause or change in control of the Company (as defined) and their employment terminates. As of December 31, 2014, our maximum contingent liability under these agreements in such an event is approximately $2.9 million. The employment agreements also provide for severance, disability and death benefits.

16.	Leases

We lease certain office equipment under a capital lease which expires in 2016. We also lease office space in Ohio under an operating lease that expires in October 2022 and office space in Massachusetts under an operating lease that expires in March 2015.

The future minimum lease payments for the years ending December 31 are as follows:

	Capital Leases	Operating Leases
2015	$3,039	$295,695
2016	2,278	271,831
2017	—	277,946
2018	—	284,247
2019	—	290,734
Thereafter	—	854,945
	5,317	$2,275,398
Less amount representing interest	613
Present value of net minimum lease payments	4,704
Less current portion	2,550
Capital lease obligations, excluding current portion	$2,154

Total rental expense was $357,000, $400,000 and $211,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

17.	Employee Benefit Plan

We maintain an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions and we may, but are not obligated to, match a portion of the employee’s contribution with our common stock, up to a defined maximum. We also pay certain expenses related to maintaining the plan. We recorded expenses related to our 401(k) plan of $125,000, $104,000, and $71,000 during 2014, 2013 and 2012, respectively.

18.	Supplemental Disclosure for Statements of Cash Flows

During 2014, 2013 and 2012, we paid interest aggregating $2.9 million, $1.9 million and $647,000, respectively. During 2013, we issued 100,000 shares of our common stock as partial payment of a milestone fee. During 2014, 2013, and 2012, we issued 36,455, 22,126 and 17,390 shares of our common stock, respectively, as matching contributions to our 401(k) Plan. During 2012, we issued 300,000 shares of our common stock as partial payment for the execution of a sublicense agreement. During 2012, we prepaid $267,000 of insurance premiums through the issuance of a note payable to a finance company with an interest rate of 2.8%. During 2012, we purchased equipment under a capital lease totaling $9,000.

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

Also during 2013, in conjunction with the GECC/MidCap Loan Agreement and the Crede Securities Purchase Agreement, we issued warrants with estimated fair values of $631,000 and $7.7 million, respectively. Additionally, $1.0 million of the debt discount fees related to the GECC/MidCap Loan Agreement have been deferred through the maturity date of the loan.

During 2014, in connection with the Oxford Loan Agreement, we issued warrants with an estimated relative fair value of $465,000. In addition, $3.0 million of the debt discount fees related to the Oxford Loan Agreement have been deferred through the maturity date of the loan.

Also during 2014, in connection with entering into the R-NAV joint enterprise, Navidea executed a promissory note in the principal amount of $666,666, payable in two equal installments on July 15, 2015 and July 15, 2016, the first and second anniversaries of the R-NAV transaction. See Note 7.

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

20.	Selected Quarterly Financial Data (Unaudited)

Quarterly financial information for fiscal 2014 and 2013 are presented in the following table, in thousands, except per share data:

	For the Quarter Ending
	March 31	June 30	September 30	December 31
2014:
Net sales	$627	$1,046	$1,101	$1,460
Grant and other revenue	125	28	1,149	738
Gross profit	559	804	1,442	1,884
Operating expenses	9,138	10,020	6,805	6,360
Operating loss	(8,579)	(9,216)	(5,362)	(4,476)
Net loss attributable to common stockholders	(11,741)	(10,222)	(6,899)	(6,865)
Basic and diluted net loss per share (1)	$(0.08)	$(0.07)	$(0.05)	$(0.05)

2013:
Net sales	$—	$128	$144	$343
Grant and other revenue	—	67	257	192
Gross profit	—	90	325	383
Operating expenses	7,004	8,546	10,250	13,436
Operating loss	(7,004)	(8,456)	(9,925)	(13,053)
Net loss attributable to common stockholders	(7,341)	(10,300)	(11,306)	(13,752)
Basic and diluted net loss per share (1)	$(0.06)	$(0.09)	$(0.09)	$(0.10)

(1) Net loss per share is computed independently for each of the quarters presented. Therefore the sum of the quarterly per-share calculations will not necessarily equal the annual per share calculation.

21.	Subsequent Events

a.	Platinum Credit Facility: Between January 1, 2015 and the filing date of this document, we drew a total of $3.0 million under the Platinum credit facility.

b.
Sublicense Agreement: In March 2015, we announced that we had entered into an exclusive sublicense agreement for the commercialization and distribution of Lymphoseek 250 microgram kit for radiopharmaceutical preparation (tilmanocept) in the European Union with SpePharm AG (an affiliate of Norgine BV), a European specialist pharmaceutical company with an extensive pan-European presence. Under the terms of the exclusive license agreement, Navidea will supply Lymphoseek product to Norgine; however, Navidea will transfer responsibility for regulatory maintenance of the Lymphoseek Marketing Authorization to Norgine. Norgine will also be responsible for pricing, reimbursement, sales, marketing, medical affairs, and regulatory activities. In connection with entering into the agreement, Navidea is entitled to an upfront payment of $2 million, milestones totaling up to an additional $5 million, and royalties on European net sales. The initial territory covered by the agreement includes all 28 member states of the European Economic Community with the option to expand into additional geographical areas.

c.
Macrophage Therapeutics, Inc.: In March 2015, Macrophage Therapeutics, Inc. (MT) entered into an agreement to sell up to 50 shares of its Series A Convertible Preferred Stock (MT Preferred Stock) and warrants to purchase up to 1,500 common shares of Macrophage Therapeutics (MT Common Stock) to Platinum-Montaur Life Sciences, LLC (Platinum) and Dr. Michael Goldberg for a purchase price of $50,000 per share of MT Preferred Stock. On March 13, 2015, we announced that definitive agreements with the investors had been signed for the sale of the first tranche of 10 shares of MT Preferred Stock and warrants to purchase 300 shares of MT Common Stock to these investors, with gross proceeds to Macrophage Therapeutics of $500,000. Under the agreement, 40% of the MT Preferred Stock and warrants are committed to be purchased by Dr. Goldberg, and the balance by Platinum. The full 50 shares of MT Preferred Stock and warrants to be sold under the agreement are convertible into and exercisable for MT Common Stock representing an aggregate 1% interest on a fully converted and exercised basis.

In addition, we entered into an Exchange Agreement with the investors providing them an option to exchange their MT Preferred Stock for our common stock in the event that MT has not completed a public offering with gross proceeds to MT of at least $50 million by the second anniversary of the closing of the initial sale of MT Preferred Stock, at an exchange rate per share obtained by dividing $50,000 by the greater of (i) 80% of the twenty-day volume weighted average price per share of our common stock on the second anniversary of the initial closing or (ii) $3.00. To the extent that the investors do not timely exercise their exchange right, we have the right to redeem their MT Preferred Stock for a price equal to $58,320 per share. We also granted MT an exclusive license for certain therapeutic applications of the Manocept technology.

d.
Oxford Finance, LLC: Also in March 2015, in connection with the organization and initial financing of Macrophage Therapeutics, Inc., we entered into an amendment to the Oxford Loan Agreement that amended certain covenants to permit these actions and to consent to the grant of a license to Macrophage Therapeutics, Inc. for certain therapeutic applications of the Manocept technology, and Macrophage Therapeutics, Inc. became a co-obligor on the Oxford Notes.

e.
Reduction in Force: On March 12, 2015, the Company initiated a reduction in force that will include seven staff members and three executives. The three executives will continue as employees during transition periods of varying lengths, depending upon the nature and extent of responsibilities to be transitioned or wound down. As of the filing date of this document, the specific terms of the executive transition and separation were still being determined, and therefore the impact to our first quarter 2015 financial statements is not yet known. We expect the financial impact to be material, but anticipate that the initial cost will be offset with savings in compensation expense in the longer term.