Form 10-K
period 2015-12-31
NAVIDEA BIOPHARMACEUTICALS, INC.
filed 2016-03-23
CIK 810509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act.)    Yes  ☐    No  ☒

The aggregate market value of shares of common stock held by non-affiliates of the registrant on June 30, 2015 was $239,805,940.

The number of shares of common stock outstanding on March 1, 2016 was 155,566,583.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

PART I

Item 1.  Business

Development of the Business

Navidea Biopharmaceuticals, Inc. (Navidea, the Company, or we), a Delaware corporation (NYSE MKT: NAVB), is a biopharmaceutical company focused on the development and commercialization of precision immunodiagnostic agents and immunotherapeutics. Navidea is developing multiple precision-targeted products based on our Manocept™ platform to help identify the sites and pathways of undetected disease and enable better diagnostic accuracy, clinical decision-making, targeted treatment and, ultimately, patient care.

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

Recent preclinical data generated by the Company in studies using tilmanocept linked to a therapeutic agent also suggest that tilmanocept’s binding affinity to CD206 receptors demonstrates the potential for this technology to be useful in treating diseases linked to the over-activation of macrophages.  This includes various cancers as well as autoimmune, infectious, cardiovascular, and central nervous system diseases.  Our efforts in this area were further supported by the January 2015 formation of Macrophage Therapeutics, Inc., a majority-owned subsidiary that was formed specifically to further explore therapeutic applications for the Manocept platform.

Our focus on development of our proprietary Manocept platform technology further supports the 2014 decision by the Company’s Board of Directors to reduce our support for, while seeking to partner or out-license, our two neurological development programs, NAV4694 and NAV5001.  The NAV5001 sublicense was terminated in April 2015.

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

From our inception through August 2011, we manufactured a line of gamma radiation detection medical devices called the neoprobe® GDS system (the GDS Business).  We sold the GDS Business to Devicor Medical Products, Inc. (Devicor) in August 2011.  In exchange for the assets of the GDS Business, Devicor made net cash payments to us totaling $30.3 million, assumed certain liabilities of the Company associated with the GDS Business, and agreed to make royalty payments to us of up to an aggregate maximum amount of $20 million based on the net revenue attributable to the GDS Business through 2017.  Based on the 2015 GDS Business revenue, we earned royalty payments of $1.2 million which we expect to receive in March 2016.  We did not earn or receive any such royalty payments prior to 2015.

Following the sale of the GDS business and the subsequent strategic repositioning as a precision medicines company, the Company in-licensed the two neuro-tracer product candidates, NAV4694 and NAV5001.  The Company progressed the development of both product candidates over the course of 2012 through 2014, moving both into Phase 3 clinical trials.  However, in May 2014, the Navidea Board announced that, based on its belief that the public markets were not giving appropriate value to its Phase 3 pipeline products and were likely penalizing the Company for allocating resources to these programs, the Company would be restructuring its development efforts to focus on cost effective development of the Manocept platform while it sought development partners for NAV4694 and NAV5001. In April 2015, the Company entered into an agreement with Alseres Pharmaceuticals, Inc. (Alseres) to terminate the NAV5001 sub-license agreement.  The Company is currently engaged in discussions related to the potential partnering or divestiture of NAV4694.

In December 2014, we announced the formation of a new business unit, Macrophage Therapeutics, to further explore therapeutic applications for the Manocept platform, which was incorporated as Macrophage Therapeutics, Inc. in January 2015.

Our Technology and Product Candidates

Our primary development efforts over the last few years have been focused on diagnostic products including our now-approved Lymphoseek product, as well as other diagnostic and therapeutic line extensions based on our Manocept platform, while we have sought to partner or divest our two neuro-imaging product candidates.  Efforts to partner or divest NAV4694 are still active, while the in-license of NAV5001 we had with Alseres was terminated in April 2015.

Navidea remains committed to realizing the full potential of Lymphoseek.  In mid-2015, we deployed our own field sales force and began implementing a new strategy to accelerate the strong year-over-year growth of this product.  The Company believes that the resources being devoted to drive Lymphoseek sales will lead to positive cash flows and profitability.  We are focused on expanding the market for Lymphoseek in all relevant markets.

The Company also continues working to establish new sources of non-dilutive funding, including collaborations and grant funding that can augment the balance sheet as the Company works to reduce spending to levels that can be increasingly offset by growing Lymphoseek revenue.  In particular, substantial progress on the Manocept platform has resulted in several promising opportunities, including our R-NAV, LLC venture which began in July 2014, the formation of Macrophage Therapeutics, Inc. in January 2015, and Macrophage Therapeutics' research collaboration agreement with BIND Therapeutics, Inc. executed in June 2015.

Lymphoseek – Regulatory Background

Lymphoseek is a lymph node targeting radiopharmaceutical agent intended for use in intraoperative lymphatic mapping procedures and lymphoscintigraphy employed in the overall diagnostic assessment of certain solid tumor cancers.  Lymphoseek has the potential to provide oncology surgeons with information to identify key predictive lymph nodes that may harbor cancer and to help avoid the unnecessary removal of non-cancerous lymph nodes and the surrounding tissue in patients with a variety of solid tumor cancers.  Lymphoseek was approved and indicated for use in lymphatic mapping for breast cancer and melanoma by the FDA in March 2013.  In June 2014, the FDA approved a supplemental New Drug Application (sNDA) for the expanded use of Lymphoseek indicated for guiding sentinel lymph node biopsy in head and neck cancer patients with squamous cell carcinoma of the oral cavity.  In September 2014, the FDA granted Orphan Drug Designation for use in sentinel lymph node detection in patients with cancer of the head and neck.  This designation provides for a seven-year market exclusivity period in this indication as well as certain incentives, including federal grants, tax credits and a waiver of filing fees.  In October 2014, the FDA approved a second sNDA for lymphatic mapping in solid tumors and added sentinel lymph node detection for breast cancer and melanoma to the approved indications.  The FDA also allowed expanded utilization of Lymphoseek with or without scintigraphic imaging, known as lymphoscintigraphy, to enable pre-operative imaging and mapping of lymph nodes to facilitate node localization during surgical procedures.  Lymphoseek is now the first and only FDA-approved radiopharmaceutical agent for sentinel lymph node detection and is the only FDA-approved agent for lymphatic mapping of solid tumors.  Additional trials, including trials in anal/rectal, endometrial, and cervical cancers, and others in various stages of execution, planning or consideration, are anticipated to provide additional data to potentially support expansion of the Lymphoseek opportunity.

We submitted our Marketing Authorization Application (MAA) for Lymphoseek to the European Medicines Agency (EMA) in December 2012.  In September 2014, the Committee for Medicinal Products for Human Use (CHMP) adopted a positive opinion recommending marketing authorization for Lymphoseek for use in the EU in imaging and intraoperative detection of sentinel lymph nodes draining a primary tumor in adult patients with breast cancer, melanoma, or localized squamous cell carcinoma of the oral cavity.  The CHMP's positive opinion was reviewed by the European Commission (EC), which has the authority to approve medicinal products for use in the 28 countries of the EU and generally follows the recommendations of the CHMP.  The EC granted marketing authorization for Lymphoseek in the EU in November 2014.  Our partner, SpePharm AG, is currently performing the customary pre-launch market access activities to support commercial launch in the EU later in 2016.  Concurrently, we are completing manufacturing validation activities on a finished drug product contract manufacturing facility to support the Company’s supply chain, primarily in Europe.

Lymphoseek - Clinical Data and Licensing Background

In January 2015, we announced that an analysis comparing sentinel lymph node (SLN) biopsy procedures using Lymphoseek (TcTM) + vital blue dye (VBD) to filtered [99mTc] sulfur colloid (fTcSC) + VBD in breast cancer patients was published in the Annals of Surgical Oncology. Results demonstrated that (i) Lymphoseek patients had significantly fewer SLNs removed per procedure (mean TcTM: 1.85 vs. fTcSC: 3.24, p < 0.0001); (ii) proportionally fewer nodes were necessary to detect cancer spread; and (iii) nodes removed using Lymphoseek held greater predictive value for diagnosing the spread of breast cancer to lymph nodes.  The study, “Comparison of [99mTc]Tilmanocept and Filtered [99mTc]Sulfur Colloid for Identification of SLNs in Breast Cancer Patients,” authored by Anne Wallace, M.D., et. al., at the UC San Diego School of Medicine was published in the January print issue of the journal Annals of Surgical Oncology.

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

In June 2015, results of an investigator-initiated, comparative study of Lymphoseek versus fTcSC measuring injection site pain in patients with breast cancer undergoing lymphoscintigraphy were presented at the 2015 Society of Nuclear Medicine and Molecular Imaging conference.  The results of the trial, led by Anne Wallace, M.D., professor of surgery at University of California, San Diego (UCSD) School of Medicine, highlighted that fTcSC caused statistically significant greater levels of pain after injection compared to Lymphoseek.  The randomized, double-blind clinical trial compared post-injection site pain using fTcSC versus Lymphoseek in 52 [(27) fTcSC and (25) Lymphoseek] breast cancer patients undergoing lymphoscintigraphy.  Pain was evaluated with a visual analogue scale and short form McGill Pain Questionnaire at 1, 2, 3, 4, 5, 15 and 30 minutes post-injection.  Analysis of the data indicates baseline pain scores were similar between groups.  At one minute post-injection, patients receiving fTcSC experienced a mean change in pain of 16.8mm (standard deviation (SD) 19.5) compared to 0.2mm (SD 7.3) in the Lymphoseek group (p =0.0002).  Overall, patients receiving Lymphoseek experienced statistically significant less change in pain scores compared to patients receiving fTcSC at 1-3 minutes post-injection.

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

In December 2015, we announced that results from an investigator-initiated imaging study demonstrated Lymphoseek reduced imaging time by more than 50% in SLN biopsy procedures in malignant melanoma compared to Tc99m sulfur colloid (SC). This finding suggests hospitals and oncology treatment teams can achieve greater patient throughput and workflow efficiencies utilizing Lymphoseek. Results of the study, conducted at the Thomas Jefferson University Hospitals and led by Charles M. Intenzo, M.D., Professor of Radiology, Director, Nuclear Medicine and Molecular Imaging in the Department of Radiology, were presented at the Radiological Society of North America Annual Meeting (RSNA 2015) in Chicago, Illinois.  A total of 34 consecutive patients with malignant melanoma underwent SLN mapping with Lymphoseek. Patients received the Lymphoseek dose in 4 intradermal administrations around the tumor site. Images were acquired at intervals up to 40 minutes after injection, which is the department’s standard-of-care protocol used for SC procedures. This site’s previous experience showed that SC injections required 40 to 45 minutes after injection for visualization of all lymph nodes in patients with malignant melanoma. Using Lymphoseek, the results show that in all 34 patients, all lymph nodes seen in the final 40-minute image were identified in the 20-minute image, providing rapid and stable localization and identification of the sentinel nodes. The study concludes that in malignant melanoma, SLN mapping with Lymphoseek involves a total imaging time of 20 minutes which is one-half of the time required for SC. From a clinical perspective, the authors conclude that utilizing Lymphoseek is more time-efficient than SC by facilitating patient throughput and expediting subsequent transport to the operating room.

Also in December 2015, we announced that results from an investigator-initiated retrospective analysis demonstrated Lymphoseek was successful in lymph node identification rate, node-positivity rate, and number of total nodes evaluated in SLN biopsy procedures in clinically node-negative breast cancer patients undergoing neoadjuvant chemotherapy (NAT) compared to patients undergoing initial surgical treatment. These findings suggest that Lymphoseek offers breast surgeons the confidence to specifically identify and remove sentinel lymph nodes in this patient population. Results of the study conducted at the University of California, San Diego, School of Medicine, led by Anne Wallace M.D., Professor of Surgery, and Jonathan Unkart, M.D., Department of Surgery, UC San Diego Health, were presented at the San Antonio Breast Cancer Conference in San Antonio, Texas. The aim of the study was to compare identification rate, node-positivity rate and total number of nodes evaluated during SLN biopsy with Lymphoseek and VBD in clinically node-negative patients receiving neoadjuvant endocrine or chemotherapy versus initial surgical treatment. A retrospective review of patients undergoing SLN biopsy with Lymphoseek plus VBD from May 2013-2015 at UCSD was conducted. Of the 417 total SLN cases identified, 72 (17.2%) cases were in patients who had received NAT (61- chemo, 11- endocrine). The SLN identification rate was 100% in both groups (p=1.0). Overall, there were 68 (16.3%) cases of SLN-positivity, 14 (19.4%) in the NAT group versus 54 (15.7%) in the non-NAT group (p= 0.54). The median number of identified nodes was 3 in both groups. In the a zero-truncated negative binomial count model, age, surgeon and evaluating pathologist were significant predictors of the total number of SLNs evaluated. The use of NAT did not significantly affect the number of SLNs evaluated. These findings show Lymphoseek’s usefulness in the complicated NAT population and that the outcomes are not different from the standard breast cancer population. This analysis provides compelling evidence that Lymphoseek was successfully used for SLN biopsy in the breast cancer NAT population and could potentially reduce the necessity for unnecessary and morbid axillary dissections, and improve the quality of life for patients.

In January 2016, we announced that the first pediatric patient was enrolled in a clinical study comparing Lymphoseek and VBD in a pediatric population of patients with melanoma, rhabdomyosarcoma, or other solid tumors. The study is designed to investigate how Lymphoseek compares with VBD in identifying lymph nodes as well as evaluate safety and tolerability in the pediatric population. Lymphoseek is currently approved for adult use only. Enrollment is currently planned at approximately six sites throughout the U.S. The first patient was enrolled by Jennifer Aldrink, M.D., Assistant Professor of Clinical Surgery at The Ohio State University College of Medicine and Director of Surgical Oncology, Division of Pediatric Surgery at Nationwide Children's Hospital in Columbus, Ohio.  Primary goals of this prospective, open-label, multicenter study are to evaluate safety and tolerability of Lymphoseek in this subject population and determine the concordance of in vivo detection rates of Lymphoseek and of VBD in tissue excised and histologically confirmed as lymph nodes. In addition, the study will measure other efficacy signals including assessment of the identified lymph node(s) to confirm: the presence/absence of tumor metastases; agent localization per tumor type; degree of localization (nodes per subject both intraoperatively and with preoperative SPECT/CT); reverse concordance parameters; change of subject stage based on histopathology and descriptive assessment on change in treatment plan; and number of lymph nodes detected with Lymphoseek intraoperatively compared with preoperative SPECT/CT imaging.

In February 2016, we announced enrollment of the first patient in a clinical study evaluating Lymphoseek in women with known cervical cancer. The study, funded by a Fast Track grant from the National Institutes of Health (NIH), will assess the use of Lymphoseek in SLN biopsy during cervical cancer surgery in support of the existing Lymphoseek label in lymphatic mapping.

Enrollment is currently planned in up to six sites throughout the U.S. The first patient was enrolled by Michael M. Frumovitz, M.D., M.P.H., Associate Professor, Department of Gynecologic Oncology and Reproductive Medicine, principal investigator at The University of Texas MD Anderson Cancer Center. This multi-center, prospective, open-label study intends to enroll up to 40 women with International Federation of Gynecology and Obstetrics IA2-IIA1 staging. Subjects will receive a single dose of Lymphoseek administered peritumorally approximately 1-2 hours before surgery. The results will report per-patient false negative rates and compare the pathology status of Lymphoseek-identified sentinel lymph nodes relative to the pathology status of non-sentinel lymph nodes in nodal staging of patients. Additionally, the study will report sensitivity, negative predictive value, and accuracy.

Manocept Platform - Diagnostics and Therapeutics Background

Navidea’s Manocept platform is predicated on the ability to specifically target the CD206 mannose receptor expressed on activated macrophages.  Activated macrophages play important roles in many disease states and are an emerging target in many diseases where diagnostic uncertainty exists.  This flexible and versatile platform serves as an engine for purpose-built molecules that may significantly impact patient care by providing enhanced diagnostic accuracy, clinical decision-making, and target-specific treatment.  This disease-targeted drug platform provides the capability to utilize a breadth of diagnostic modalities, including SPECT, PET, intra-operative and/or optical-fluorescence detection, as well as delivery of therapeutic compounds that target macrophages, and their role in a variety of immune- and inflammation-based disorders.  The Company’s FDA-approved sentinel node/lymphatic mapping agent, Lymphoseek, is representative of the ability to successfully exploit this mechanism to develop powerful new products.

Impairment of the macrophage-driven disease mechanisms is an area of increasing focus in medicine.  The number of people affected by all the inflammatory diseases combined is estimated at more than 40 million in the United States and perhaps 700 million worldwide, making macrophage-mediated diseases an area of remarkable clinical importance.  There are many recognized disorders having macrophage involvement, including rheumatoid arthritis (RA), atherosclerosis/vulnerable plaque, Crohn’s disease, systemic lupus erythematosis, Kaposi’s sarcoma (KS), and others that span clinical areas in oncology, autoimmunity, infectious diseases, cardiology, central nervous system (CNS) diseases, and inflammation.  Data from studies using agents from the Manocept platform in RA, KS and tuberculosis (TB) were published in a special supplement, Nature Outlook: Medical Imaging, in Nature’s October 31, 2013 issue.  The supplement included a White Paper by Navidea entitled “Innovations in receptor-targeted precision imaging at Navidea: Diagnosis up close and personal,” focused on the Manocept platform.

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

Also in July 2014, the Company completed a license agreement with UCSD for the exclusive world-wide rights in all diagnostic and therapeutic uses of tilmanocept. The license agreement is effective until the third anniversary of the expiration date of the longest-lived underlying patent.  Under the terms of the license agreement, UCSD has granted Navidea the exclusive rights to make, use, sell, offer for sale and import licensed products for all diagnostic and therapeutic uses as defined in the agreement and to practice the defined licensed methods during the term of the agreement.  Navidea may also sublicense the patent rights, subject to certain sublicense terms as defined in the agreement.  In consideration for the license rights, Navidea agreed to pay UCSD a license issue fee of $25,000 and license maintenance fees of $25,000 per year.  We also agreed to make payments to UCSD upon successfully reaching certain clinical, regulatory and cumulative sales milestones, and a royalty on net sales of licensed products subject to a $25,000 minimum annual royalty.  Navidea also agreed to reimburse UCSD for all patent-related costs and to meet certain diligence targets.

In June 2015, results from several pre-clinical Manocept studies in RA were presented at the EULAR 2015 European Congress of Rheumatology.  The results of the studies, led by Wael Jarjour, M.D. and Thomas J. Rosol, D.V.M., Ph.D., of The Ohio State University Wexner Medical Center and College of Veterinary Medicine, respectively, highlighted the potential of CD206-targeting Manocept constructs to detect immune-mediated inflammation in RA which could be used diagnostically, to monitor therapeutic efficacy, or as a potential therapeutic platform.  The presentation showed results from synovial fluid and tissue acquired from RA patients for comparison to normal frozen archival tissue and synovial tissue procured from patients with osteoarthritis (OA).  Tissues were probed with Manocept-Cy3, DAPI nuclear stain, and anti CD206-cyanine.  Mononuclear cells were isolated from RA synovial fluid and analyzed by flow cytometry.  Results demonstrated that archival synovial tissue and synovial fluid obtained from patients diagnosed with RA contain a significant population of macrophages that express high levels of the CD206 receptor.  It was shown that these macrophages strongly co-localize Manocept-Cy3 and CD206 receptors.  The degree of macrophage infiltration in tissue from healthy or osteoarthritic patients was significantly lower than in RA tissues. Additionally, in an in-vivo animal study, arthritis was induced in mice and was followed with intravenous injection of Manocept-Cy3 and epi-fluorescent imaging.  Imaging results indicated that Manocept can be detected in inflamed joints in an in vivo animal model of RA.

In July 2015, imaging results from the Manocept clinical trial in KS and other preclinical studies were presented at the 18th International Workshop on Kaposi's Sarcoma Herpesvirus (KSHV) and Related Agents.  The clinical imaging study, using Tc 99m tilmanocept in both HIV+ and HIV- patients suggests that KS tumor lesions, both cutaneous and suspected extra-cutaneous sites, can be easily visualized and mapped, demonstrating that this technique may potentially provide a means for routine patient assessment.  The results also demonstrate that use of Manocept represents a potential therapeutic pathway for targeting tumor-associated macrophages (TAMs).  Manocept agents are designed to target CD206, which is highly expressed on TAMs and the KS tumor itself.  As a potential therapeutic, Manocept could be used as a precision vehicle to deliver payloads to tumor sites throughout the body.  Five Human Herpes Virus8 positive (HHV8+) patients (4 HIV+, 1HIV-) were enrolled in the NAV3-12 study.  Patients received a single subcutaneous injection of Tc 99m tilmanocept in the region of a cutaneous KS lesion and imaging was performed at 1, 4 and 24 hours post-injection to visualize localization of tilmanocept.  Results represented by whole body SPECT/CT imaging scans from study patients were presented.  Collectively, the scans show localization of tilmanocept specifically in KS and detected multiple cutaneous lesions in the extremities, as well as extra-cutaneous localization found in the nasopharynx, lymph nodes and brain.  Results also indicate that KS lesions are anatomically linked in chains by and within the lymph ducts.  The study concludes that both HIV+ and HIV- patients have pan-tumor expression of CD206, strongly suggests tilmanocept crosses the blood-brain barrier and that a Manocept-drug conjugate may have the potential as a therapeutic with high target effect and low off-target concerns.  The data from these studies also suggest a novel theory on the genesis of KS in which KS arises from an HHV8 infected macrophage type cell and its interaction with the lymphatic system.  This interaction provides the means for access of the KS through CD206 receptor for diagnosis, evaluation, and potential therapy using the Manocept platform.

In July 2015, we received a notice of award for a Phase 1 Small Business Innovation Research (SBIR) grant providing $322,000 from the National Heart Lung and Blood Institute, NIH.  The study, currently ongoing in collaboration with Massachusetts General Hospital and Harvard Medical School, will examine the ability of Tc 99m tilmanocept to localize in high-risk atherosclerotic plaques.  These specific plaques are rich in CD206 expressing macrophages and are at high risk for near term rupture resulting in myocardial infarctions, sudden cardiac death and strokes.  The consequences of atherosclerosis and the cardiovascular disease that atherosclerosis causes, while severe in all populations of people, are particularly concentrated in HIV+ patients.  Recently, it has been observed that CD206 expressing macrophages densely populate vulnerable plaques or thin cap fibroatheromas but not other kinds (i.e., calcified plaques) of atherosclerotic plaques.  A primary goal for this grant involves an approved clinical investigation of up to 18 individuals with and without aortic and high risk coronary atherosclerotic plaques and with and without HIV infection to determine the feasibility of Tc 99m tilmanocept to image high risk plaque by SPECT/CT.  Contrast with NaF18 is a parallel evaluation.  Results have the potential to provide evidence of the potential of Tc 99m tilmanocept to accumulate in high risk morphology plaques, the ability to make preliminary comparisons of aortic Tc 99m tilmanocept uptake by SPECT/CT in each group, and to evaluate the ability of Tc 99m tilmanocept to identify the same aortic atherosclerotic plaques that are identified by contrast enhanced coronary computed tomography angiography and/or PET/CT.

Also in July 2015, we received an initial notice of award for a Fast Track SBIR grant providing for up to $1.7 million from the NIH's National Institute of Arthritis and Musculoskeletal and Skin Diseases, to fund preclinical animal studies and a Phase 1/2 human clinical study examining the ability of Tc 99m tilmanocept to identify skeletal joints that are inflamed due to RA.  RA is a chronic, progressive, systemic autoimmune disease characterized by inflammation of numerous skeletal joints.  If not treated successfully, RA can lead to disability, disfigurement and premature death.  The funds for this Fast Track grant will be released in two parts, which together have the potential to provide a total of $1.7 million in resources over two and a half years to achieve the specific aims and objectives of the grant.  The first part will provide $225,000 to support preclinical animal studies and to support activities needed to prepare for the Phase 1/2 clinical study.  The second part of the award will support the Phase 1/2 study, the results from which are expected to confirm the safety and effectiveness of Tc 99m tilmanocept to identify skeletal joint inflammation due to RA.

In September 2015, we received an initial notice of award for a Fast Track SBIR grant providing for up to $1.8 million from the NIH’s National Cancer Institute to fund preclinical studies examining the safety of intravenous (IV) injection of Tc99m tilmanocept, a Manocept platform product, followed by a clinical study providing the initial evaluation of the safety and efficacy of SPECT imaging studies with IV Tc99m tilmanocept to identify and quantify both skin- and organ-associated KS lesions in human patients.  The grant is awarded in two parts with the potential for total grant money of up to $1.8 million over two and a half years.  The first six-month funding segment of $300,000, which has already been awarded, is expected to enable Navidea to secure necessary collaborations and Institutional Review Board approvals.  The second funding segment could provide for up to an additional $1.5 million to be used to accrue participants, perform the Phase 1/2 study and perform data analyses to confirm the safety and effectiveness of intravenously administered Tc99m tilmanocept.

Over the course of the last few years, management has provided periodic updates regarding the status of the NAV1800 development program we previously referred to as the RIGS® (radioimmunguided surgery) program.  NAV1800 was originally intended to use a monoclonal antibody as an aid in identifying TAG-72, a specific factor associated with a primary tumor, ascertaining tumor margins, or determining the extent and location of occult and metastatic tumor in patients with solid tumor cancers, such as colorectal cancer, ovarian cancer, or endometrial cancer.  The detection of clinically occult tumor was originally intended to provide the surgeon with a more accurate assessment of the extent and location of disease, and therefore impact the surgical and therapeutic management of the patient.

Over the last few years, our commercial evaluation of new clinical data has caused us to question the viability of the monoclonal antibody initiative as it was originally envisioned.  During the same time period, we learned significantly more about tilmanocept, the underlying Manocept backbone, and the potential utility of tilmanocept in identifying TAMs, and their consequent potential utility in identifying multifocal tumor disease itself.  To that end, we petitioned the NIH to repurpose the $1.5 million grant we were previously awarded towards the study of TAMs in colorectal cancer, and subsequently received confirmation of the acceptance of this repurposing.  This repurposed grant now supports a Manocept-based diagnostic approach in patients with anal/rectal cancer and possibly colon cancer.  We recognize this repurposing represents a major refocusing of the original NAV1800 initiative, but we are confident that this change represents the best course of action at this time towards benefiting patients afflicted with colorectal cancer and is one which is consistent with the excitement we are seeing on many fronts related to our work on the Manocept platform.  However, we cannot assure you that if further clinical trials for this product proceed, that they will be successful, that the product will achieve regulatory approval, or if approved, that it will achieve market acceptance.  See Risk Factors.

Macrophage Therapeutics Background

In December 2014, the Company formed a new business unit, Macrophage Therapeutics, to further explore therapeutic applications for the Manocept platform.  In January 2015, Navidea incorporated the business unit as Macrophage Therapeutics, Inc. (MT), initially a wholly-owned subsidiary of Navidea.

In December 2014, MT hosted a conference where data were presented using the Manocept platform compound, tilmanocept, that was generated by Navidea and independent academic collaborators with expertise in the HIV/AIDS, cancer, TB, RA and cardiovascular disease therapeutic areas.  The technical presentations highlighted tilmanocept’s ability to target activated macrophages implicated in the natural history of numerous diseases.

In February 2015, Navidea announced the appointment of leading experts to a newly formed scientific advisory board (SAB) to serve as a strategic resource to MT as MT looks to develop therapeutic applications for Navidea’s Manocept platform.  The inaugural SAB consortium is comprised of world-renowned scientists and clinicians in the areas of oncology, immunology, autoimmune diseases and macrophage biology.  The SAB will serve as an ongoing resource to provide counsel and guidance pertaining to the research, development, and clinical use of our Manocept technology in therapeutic applications.

In March 2015, MT entered into a Securities Purchase Agreement to sell up to 50 shares of its Series A Convertible Preferred Stock (MT Preferred Stock) and warrants to purchase up to an additional 1,500 common shares of Macrophage Therapeutics, Inc. (MT Common Stock) to Platinum-Montaur Life Sciences LLC, an affiliate of Platinum Management (NY) LLC, Platinum Partners Value Arbitrage Fund L.P., Platinum Partners Liquid Opportunity Master Fund L.P., Platinum Liquid Opportunity Management (NY) LLC, and Montsant Partners LLC (collectively, Platinum) and Dr. Michael Goldberg, one of our directors and CEO of Macrophage Therapeutics, Inc. (collectively, the Investors); the agreed purchase price was $50,000 per unit. On March 13, 2015, Navidea announced that definitive agreements with the Investors had been signed for the sale of the first 10 shares of MT Preferred Stock and warrants to purchase 300 shares of MT Common Stock to the Investors, with gross proceeds to MT of $500,000.  Under the agreement, 40% of the MT Preferred Stock and warrants are committed to be purchased by Dr. Goldberg, and the balance by Platinum.  The full 50 shares of MT Preferred Stock and warrants that may be sold under the agreement are convertible into and exercisable for MT Common Stock representing an aggregate 1% interest on a fully converted and exercised basis.  Navidea retains ownership of the remainder of MT Common Stock.

In addition, Navidea entered into a Securities Exchange Agreement with the Investors providing them an option to exchange their MT Preferred Stock for our common stock in the event that MT has not completed a public offering with gross proceeds to MT of at least $50 million by the second anniversary of the closing of the initial sale of MT Preferred Stock, at an exchange rate per share obtained by dividing $50,000 by the greater of (i) 80% of the twenty-day volume weighted average price per share of our common stock on the second anniversary of the initial closing or (ii) $3.00.  To the extent that the Investors do not timely exercise their exchange right, MT has the right to redeem their MT Preferred Stock for a price equal to $58,320 per share.  Navidea also granted MT an exclusive license for certain therapeutic applications of the Manocept technology.

In June 2015, BIND Therapeutics, Inc. (BIND), an early clinical-stage nanomedicine company developing targeted and programmable therapeutics called Accurins™, and MT entered into a research collaboration to engineer Accurins with the Manocept targeting platform.  This agreement was renewed in February 2016 to extend the agreement through February 2017.  Disease-associated macrophages generally play a pro-tumoral role and are immunosuppressive, preventing the immune system from mounting an attack on tumor cells.  Based on the expression of CD206 mannose receptors on disease-associated macrophages, BIND and MT plan to consider joint research programs that may be capable of concentrating various therapeutic payloads to the tumor microenvironment.

In September 2015, MT announced that it had developed preliminary processes for producing the first two therapeutic Manocept immunoconstructs, MT-1001, designed to specifically target and kill activated CD206+ macrophages and MT-2001, designed to inhibit the inflammatory activity of activated CD206+ macrophages.  These constructs are the result of the activities of Navidea’s clinical development and research group.  MT-1001 and MT-2001 were developed from the Manocept platform technology and the efforts of Navidea’s development team and contain a similar chemical scaffold and targeting moieties designed to selectively target CD206+ macrophages.  A payload of a therapeutic molecule is conjugated to each immunoconstruct through a linkage that will release the molecule within the targeted tissue: MT-1001 has doxorubicin, an anthracycline antitumor antibiotic, conjugated to the Manocept backbone and MT-2001 has a potent anti-inflammatory agent conjugated to it.  MT has contracted with an independent facility to produce sufficient quantities of MT-1001 and MT-2001 along with the concomitant analytical standards, to provide material for planned preclinical animal studies.

Macrophage Therapeutics Clinical Data

In March 2015, Navidea and MT announced that data from an ongoing human study indicated that the Manocept technology platform has the ability to safely cross the blood brain barrier without losing its ability to deliver its payload to the intended target.  Based on these data and on the advice of the Company’s SAB, MT hopes to expand the SAB to include members with specific expertise in CNS diseases.  The blood brain barrier has proven to be a significant obstacle to treating many diseases of the central nervous system.  In an imaging study using the Manocept targeted delivery system, foci on the other side of the blood brain barrier were observed that strongly and specifically localized tilmanocept.  Many of the leading diseases of the central nervous system such as Alzheimer’s and Parkinson’s diseases as well as autoimmune CNS diseases such as multiple sclerosis and ALS have pathologies that can in part be attributed to over-active macrophages, the target for Manocept delivery technology.

In July 2015, Navidea and MT announced that preclinical results in KS demonstrated that a cytotoxic drug, doxorubicin, linked to Manocept was targeted to and dose-dependently taken up in CD206+ KS tumor cells and TAMs and caused apoptotic death of the KS tumor cells and TAMs.  The results were presented at the 18th International Workshop on KSHV and Related Agents by Michael S. McGrath, M.D., Ph.D., Professor, Departments of Laboratory Medicine, Pathology, and Medicine at the University of California, San Francisco (UCSF).  The study also shows that Cy3-Manocept and a Cy3-Manocept-doxorubicin conjugate quantitatively permitted the evaluation of tumor burden, tissue uptake of Manocept and tumor response to therapy in vitro and ex vivo, supporting the potential for the Manocept platform to be used not only diagnostically but as a precision targeted molecule to deliver payloads to tumor sites throughout the body.  In summary, the data presented include evidence that:

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

Navidea and MT continue to evaluate emerging data in other disease states to define areas of focus, development pathways and partnering options to capitalize on the Manocept platform, including ongoing studies in KS and RA.  The immune-inflammatory process is remarkably complex and tightly regulated with indicators that initiate, maintain and shut down the process.  Macrophages are immune cells that play a critical role in the initiation, maintenance, and resolution of inflammation.  They are activated and deactivated in the inflammatory process.  Because macrophages may promote dysregulation that accelerates or enhances disease progression, diagnostic and therapeutic interventions that target macrophages may open new avenues for controlling inflammatory diseases.  We cannot assure you that further evaluation or development will be successful, that any Manocept platform product candidate will ultimately achieve regulatory approval, or if approved, the extent to which it will achieve market acceptance.  See Risk Factors.

NAV4694 (Candidate for Out-License)

NAV4694 is a fluorine-18 (F-18) labeled PET imaging agent being developed as an aid in the imaging and evaluation of patients with signs or symptoms of Alzheimer’s disease (AD) and mild cognitive impairment (MCI).  NAV4694 binds to beta-amyloid deposits in the brain that can then be imaged in PET scans.  Amyloid plaque pathology is a required feature of AD and the presence of amyloid pathology is a supportive feature for diagnosis of probable AD.  Patients who are negative for amyloid pathology do not have AD.  NAV4694 has been studied in rigorous pre-clinical studies and clinical trials in humans.  Clinical studies through Phase 3 have included subjects with MCI, suspected AD patients, and healthy volunteers.  Results suggest that NAV4694 has the potential ability to image patients quickly and safely with high sensitivity and specificity.

In May 2014, the Board of Directors made the decision to refocus the Company's resources to better align the funding of our pipeline programs with the expected growth in Lymphoseek revenue.  This realignment primarily involved reducing our near-term support for our neurological product candidates, including NAV4694, as we sought a development partner or partners for these programs.  The Company is currently engaged in discussions related to the potential partnering or divestiture of NAV4694.  We continue to have active interest from potential partners or acquirers; however, our negotiations have experienced delays due in large part to litigation brought by one of the potential partners (see Item 3 – Legal Proceedings). The Company believes the suit is without merit and has filed a motion to dismiss the action.  While it is not possible to determine with any degree of certainty the ultimate outcome of this legal proceeding, including making a determination of liability, we believe that we have meritorious defenses with respect to the claims asserted against us and intend to vigorously defend our position.

NAV5001 (In-License Terminated)

NAV5001 is an iodine-123 (I-123) labeled SPECT imaging agent being developed as an aid in the diagnosis of Parkinson’s disease (PD) and other movement disorders, with potential use as a diagnostic aid in dementia.  The agent binds to the dopamine transporter (DAT) on the cell surface of dopaminergic neurons in the striatum and substantia nigra regions of the brain.  Loss of these neurons is a hallmark of PD.  In addition to its potential use as an aid in the differential diagnosis of PD and movement disorders, NAV5001 may also be useful in the diagnosis of Dementia with Lewy Bodies, one of the most common forms of dementia after AD.

In May 2014, the Board of Directors made the decision to refocus the Company's resources to better align the funding of our pipeline programs with the expected growth in Lymphoseek revenue.  This realignment primarily involved reducing our near-term support for our neurological product candidates, including NAV5001.

In April 2015, the Company entered into an agreement with Alseres to terminate the sub-license agreement dated July 31, 2012 for research, development and commercialization of NAV5001.  Under the terms of this agreement, Navidea transferred all regulatory, clinical and manufacturing-related data related to NAV5001 to Alseres.  Alseres agreed to reimburse Navidea for any incurred maintenance costs of the contract manufacturer retroactive to March 1, 2015.  In addition, Navidea has supplied clinical support services for NAV5001 on a cost-plus reimbursement basis.  However, to this point, Alseres has been unsuccessful in raising the funds necessary to restart the program and reimburse Navidea. As a result, we have taken steps to end our obligations under the agreement and notified Alseres that we consider them in breach of the agreement.  We are in the process of trying to recover the funds we expended complying with our obligations under the termination agreement.

Market Overviews

Lymphoseek - Cancer Market Overview

Cancer is the second leading cause of death in the U.S. and Western Europe.  The American Cancer Society (ACS) estimates that cancer will cause over 596,000 deaths in 2016 in the U.S. alone.  The Agency for Healthcare Research and Quality (AHRQ) has estimated that the direct medical costs for cancer in the U.S. for 2013 were $74.8 billion.  Additionally, the ACS estimates that approximately 1.7 million new cancer cases will be diagnosed in the U.S. during 2016.  For the types of cancer to which our oncology agents may be applicable (breast, melanoma, head and neck, prostate, lung, colorectal, gastrointestinal and gynecologic), the ACS has estimated that over 1.1 million new cases will occur in the U.S. in 2016.

Currently, the application of intraoperative lymphatic mapping (ILM) is most established in breast cancer. Breast cancer is the second leading cause of death from cancer among all women in the U.S.  The probability of developing breast cancer generally increases with age, rising from about 1.9% in women under age 49 to 6.7% in women age 70 or older.  According to the ACS, over 247,000 new cases of breast cancer are expected to be diagnosed during 2016 in the U.S. alone.  The incidence rate for breast cancer appears to be stable.  Thus, we believe that the aging of the population, combined with improved education and awareness of breast cancer and diagnostic methods, will continue to lead to an increased number of breast cancer surgical diagnostic procedures.

The use of ILM is also common in melanoma.  The ACS estimates that approximately 76,000 new cases of melanoma will be diagnosed in the U.S. during 2016.  In addition to breast cancer and melanoma, we believe that our oncology products may have utility in other cancer types with another 809,000 new cases expected during 2016 in the U.S.

If the potential of Lymphoseek as a radioactive tracing agent is ultimately realized, it may address not only the breast and melanoma markets on a procedural basis, but also assist in the clinical evaluation and staging of solid tumor cancers and expanding lymph node mapping to other solid tumor cancers such as prostate, gastric, colon, head and neck, gynecologic, and non-small cell lung. Lymphoseek is approved by the U.S. FDA for use in solid tumor cancers where lymphatic mapping is a component of surgical management and for guiding sentinel lymph node biopsy in patients with clinically node negative breast cancer, melanoma or squamous cell carcinoma of the oral cavity.  Lymphoseek has also received European approval in imaging and intraoperative detection of sentinel lymph nodes in patients with melanoma, breast cancer or localized squamous cell carcinoma of the oral cavity.

Manocept Diagnostics and Macrophage Therapeutics Market Overview

Impairment of the macrophage-driven disease mechanism is an area of increasing focus in medicine.  The number of people affected by all the inflammatory diseases combined is estimated at more than 40 million in the United States and perhaps 700 million worldwide, making these macrophage-mediated diseases an area of remarkable clinical importance.  There are many recognized disorders having macrophage involvement, including RA, atherosclerosis/vulnerable plaque, Crohn’s disease, TB, systemic lupus erythematosis, KS, and others that span clinical areas in oncology, autoimmunity, infectious diseases, cardiology, and inflammation.  Data from studies using agents from the Manocept platform in RA, KS and TB were published in a special supplement, Nature Outlook: Medical Imaging, in Nature’s October 31, 2013 issue. The supplement included a White Paper by Navidea entitled “Innovations in receptor-targeted precision imaging at Navidea: Diagnosis up close and personal,” focused on the Manocept platform.  While Navidea’s development of the Manocept platform still in relatively early stage, below is a table summarizing potential target markets in which Manocept may have potential diagnostic or therapeutic applications:

Macrophage-Associated Diseases for CD206 Targeting (thousands)
	Incidence		Prevalence
Disease	Kaposi's Sarcoma	Tuberculosis	Multiple Sclerosis	Crohn's Disease	Systemic Lupus Erythematosus	Rheumatoid Arthritis	Neuro-degenerative Diseases	Diabetes	Athero-sclerosis
Worldwide	50	8,700	1,800	3,800	27,100	60,000	33,000	122,000	480,000

NAV4694 - Alzheimer’s Disease Market Overview

The Alzheimer’s Association (AA) estimates that more than 5.3 million Americans had AD in 2015.  On a global basis, Alzheimer’s Disease International estimated in 2015 that there were 46.8 million people living with dementia.  AA estimates that total costs for AD care was approximately $226 billion in 2015 and is expected to rise to more than $1 trillion by 2050.  AA also estimates that there are over 15 million AD and dementia caregivers providing 17.9 billion hours of unpaid care valued at $217.7 billion.  AD is the sixth-leading cause of death in the country and the only cause of death among the top 10 in the U.S. that cannot be prevented, cured or even slowed.  Based on mortality data from 2000-2013, deaths from AD have risen 71 percent while deaths attributed to the number one cause of death, heart disease, decreased 14 percent during the same period.  In February 2013, the American Academy of Neurology reported in the online issue of Neurology that the number of people with AD may triple by 2050.

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

With respect to Lymphoseek commercialization in Europe, we are aiming to deploy a specialty pharmaceutical strategy to commercialization that would be supportive of premium product positioning and reinforce Lymphoseek's clinical value proposition, as opposed to a commodity or a generics positioning approach.  Unlike the U.S., where institutions typically rely on radiopharmaceutical products which are compounded and delivered by specialized radiopharmacy distributors such as Cardinal, institutions in Europe predominantly purchase non-radiolabeled material and compound the radioactive product on-site.  In March 2015, we entered into an exclusive sublicense agreement for the commercialization and distribution of Lymphoseek 250 microgram kit for radiopharmaceutical preparation (tilmanocept) in the European Union with SpePharm AG (an affiliate of Norgine BV), a European specialist pharmaceutical company with an extensive pan-European presence.  Under the terms of the exclusive license agreement, Navidea will supply Lymphoseek product to SpePharm; however, Navidea will transfer responsibility for regulatory maintenance of the Lymphoseek Marketing Authorization to SpePharm.  SpePharm will also be responsible for pricing, reimbursement, sales, marketing, medical affairs, and regulatory activities.  In connection with entering into the agreement, Navidea is entitled to an upfront payment of $2 million, milestones totaling up to an additional $5 million, and royalties on European net sales.  The initial territory covered by the agreement includes all 28 member states of the European Economic Community with the option to expand into additional geographical areas. SpePharm is currently performing the customary pre-launch market access activities to support commercial launch in the EU later in 2016.  Concurrently, we are completing manufacturing validation activities on a finished drug product contract manufacturing facility to support the Company’s supply chain, primarily in Europe.

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

The Company also has distribution arrangements covering other global markets such as Canada, Taiwan, Puerto Rico, and select medical centers in the Middle East.  Lymphoseek is in various stages of approval in these territories and sales to this point in these markets, if any, have not been material.  However, we believe that with international partnerships to complement our position in the U.S. and EU, we will help establish Lymphoseek as a global leader in lymphatic mapping, as we are aware of no other company which has this global geographic range.  We cannot assure you that Lymphoseek will achieve regulatory approval in any market outside the U.S. or EU, or if approved, that it will achieve market acceptance in any market.  We also cannot assure you that we will be successful in securing collaborative partners for other global markets or radiopharmaceutical products, or that we will be able to negotiate acceptable terms for such arrangements.  See Risk Factors.

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

Lymphoseek Manufacturing

Reliable Biopharmaceutical Corporation (Reliable) produces the drug substance and OSO BioPharmaceuticals Manufacturing, LLC (OsoBio) performs final product manufacturing including final drug formulation, lyophilization (freeze-drying) and packaging processes for Lymphoseek to be sold in the U.S.  Gipharma S.r.l. (Gipharma) will perform final product manufacturing for reduced-mass vials to be sold in the EU.  Once packaged, the vialed drug can then be shipped to a hospital or regional commercial radiopharmacy where it will be made radioactive (radiolabeled) with 99m Tc to become the final form of Lymphoseek to be administered to a patient.  All three organizations have assisted Navidea in the preparation of the chemistry, manufacturing and control (CMC) sections of our submissions to the FDA and the EMA.  Reliable, OsoBio and Gipharma are registered manufacturers with the FDA and the EMA.

In November 2009, we completed a Manufacture and Supply Agreement with Reliable for the manufacture of the bulk drug substance with an initial term of 10 years.  In September 2013, we entered into a Manufacturing Services Agreement with OsoBio for contract pharmaceutical development, manufacturing, packaging and analytical services for Lymphoseek.  The current agreement with OsoBio runs through December 2016, and automatically renews for additional two-year periods.  Also in September 2013, we completed a Service and Supply Master Agreement with Gipharma for process development, manufacturing and packaging of reduced-mass vials for sale in the EU.  The agreement with Gipharma has an initial term of three years and automatically renews for additional one-year periods.  We cannot assure you that we will be successful in completing future agreements for the supply of Lymphoseek on terms acceptable to the Company, or at all.

NAV4694 Manufacturing

Supplies of NAV4694 used in clinical development through Phase 2b were manufactured by AstraZeneca through various arrangements.  In May 2012, we executed an agreement with Molecular NeuroImaging, LLC (MNI) to produce and distribute NAV4694 to imaging centers within a specified geographic region.  In October 2012, we completed an agreement with Spectron mrc, LLC (Spectron) to produce NAV4694 for use at certain clinical trial sites.  In August 2013, we entered into a Manufacturing Services Agreement with PETNET Solutions, Inc. (PETNET) for the manufacture and distribution of NAV4694 with an initial term of 3 years.  Under the terms of the agreement, PETNET will manufacture NAV4694 clinical trial material at select U.S. radiopharmacies, with the possibility of expanding into additional PETNET locations in the future.  Navidea has continued to incur costs related to maintaining our NAV4694 manufacturing sites while seeking to partner or out-license the product, and we expect to continue to incur such costs while we complete our partnering/divestiture activities.

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

Manocept/Lymphoseek Intellectual Property

Lymphoseek, as well as certain aspects of intellectual property underlying the Manocept platform, is under exclusive worldwide license from the Regents of the University of California.  The license grants Navidea the commercialization rights to Lymphoseek for diagnostic imaging and intraoperative detection applications.

Lymphoseek, including the Manocept backbone composition and methods of use, is the subject of multiple patent families totaling 26 patents and patent applications in the United States and certain major foreign markets.  The patents and patent applications held by the Regents of the University of California have been licensed exclusively to Navidea for all diagnostic and therapeutic uses worldwide.

The first composition of matter patent covering Manocept was issued in the United States in June 2002.  This patent will expire in May 2020, but a request for patent term extension has been filed to further extend the life of this patent.  The claims of the composition of matter patent covering Manocept have been allowed in the EU and issued in the majority of major-market EU countries in 2005.  These patents will expire in 2020, but a request for supplemental protection certificates are in process to further extend the life of these patents.  The composition of matter patent has also been issued in Japan.  This patent will expire in 2020.

We have filed additional patent applications in the U.S. and certain major foreign markets related to manufacturing processes for Lymphoseek and Manocept, the first of which was issued in the U.S. in 2013.  These patents and/or applications will expire between 2029 and 2032.  We have filed further patent applications jointly with The Ohio State Innovation Foundation related to CD206 expressing cell-related disorders.  These patents and/or applications will expire between 2034 and 2035.  We have filed further patent applications related to 2-heteroaryl substituted benzofurans.  These patents and/or applications will expire between 2036 and 2037.

We will also rely on trademark protection for products that we expect to commercialize and have registered or are in the process of registering the marks Lymphoseek®, Manocept™, and the Lymphoseek logo™ in the U.S. and other markets.

NAV4694 Intellectual Property

NAV4694 is being developed under an exclusive worldwide license from AstraZeneca.  The NAV4694 license grants Navidea commercialization rights to the fluorine-18 labeled biomarker for use as an aid in the diagnosis of AD.  NAV4694 is the subject of 3 issued patents in the U.S. and 29 patents issued or pending in 13 foreign jurisdictions covering the [18F]NAV4694 drug substance and the NAV4694 precursor.  These patents and/or applications will expire between 2028 and 2029.

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

The U.S. Drug Approval Process

None of our drugs may be marketed in the U.S. until such drug has received FDA approval.  The steps required before a drug may be marketed in the U.S. include:

•	preclinical laboratory tests, animal studies and formulation studies;
•	submission to the FDA of an Investigational New Drug (IND) application for human clinical testing, which must become effective before human clinical trials may begin;
•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the investigational product for each indication;
•	submission to the FDA of a New Drug Application (NDA);
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

The NDA for Lymphoseek was submitted with the intention for use in intraoperative lymphatic mapping across a broad range of cancers.  As a part of their review, the FDA examined the pre-clinical, clinical and CMC data supporting our application, and, as is also typical of such reviews, conducted site audits of our facilities and those of the sites where the referenced clinical trials were performed, as well as of contract suppliers and third party vendors being used in the manufacturing and quality assessment processes for Lymphoseek.  Lymphoseek was approved and indicated for use in lymphatic mapping for breast cancer and melanoma by the FDA in March 2013.  In June 2014, the FDA approved a sNDA for the expanded use of Lymphoseek indicated for guiding sentinel lymph node biopsy in head and neck cancer patients with squamous cell carcinoma of the oral cavity.  In October 2014, the FDA approved a second sNDA for lymphatic mapping in solid tumors and added sentinel lymph node detection for breast cancer and melanoma to the approved indications.  The FDA also allowed expanded utilization of Lymphoseek with or without scintigraphic imaging, known as lymphoscintigraphy, to enable pre-operative imaging and mapping of lymph nodes to facilitate node localization during surgical procedures.  Additional trials, including an ongoing trial in colorectal cancer, and others in various stages of execution, planning or consideration, are anticipated to provide additional data to potentially support expansion of the Lymphoseek opportunity.  We cannot assure you that Lymphoseek will achieve regulatory approval in any market outside the U.S. or EU, or if approved, that it will achieve market acceptance in any market.  See Risk Factors.

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

We submitted our MAA for Lymphoseek to the EMA in December 2012.  In September 2014, the CHMP adopted a positive opinion recommending marketing authorization for Lymphoseek for use in the EU in imaging and intraoperative detection of sentinel lymph nodes draining a primary tumor in adult patients with breast cancer, melanoma, or localized squamous cell carcinoma of the oral cavity.  The CHMP's positive opinion was reviewed by the EC, which has the authority to approve medicinal products for use in the 28 countries of the EU and generally follows the recommendations of the CHMP.  The EC granted marketing authorization for Lymphoseek in the EU in November 2014.

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

Financial Statements

Our consolidated financial statements and the related notes, including revenues, income (loss), total assets and other financial measures are set forth at pages F-1 through F-31 of this Form 10-K.

Research and Development

We spent approximately $12.8 million, $16.8 million and $23.7 million on research and development activities in the years ended December 31, 2015, 2014 and 2013, respectively.

Employees

As of February 29, 2016, we had 51 full-time and 6 part-time employees. We consider our relations with our employees to be good.

Item 1A. Risk Factors

An investment in our common stock is highly speculative, involves a high degree of risk, and should be made only by investors who can afford a complete loss.  You should carefully consider the following risk factors, together with the other information in this Form 10-K, including our financial statements and the related notes, before you decide to buy our common stock.  Our most significant risks and uncertainties are described below; however, they are not the only risks we face.  If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected, the trading of our common stock could decline, and you may lose all or part of your investment therein.

If we do not achieve commercial success with our approved product, Lymphoseek, or if we do not successfully develop any additional product candidates into marketable products, we may be unable to generate significant revenue or become profitable.

Our near-term financial success depends in large part on Lymphoseek achieving commercial success in the U.S. and, pending approval in other markets, on achievement of commercial success in those markets as well.  Lymphoseek was approved and indicated for use in lymphatic mapping for breast cancer and melanoma by the FDA in March 2013.  In June 2014, the FDA approved a sNDA for the expanded use of Lymphoseek indicated for guiding sentinel lymph node biopsy in head and neck cancer patients with squamous cell carcinoma of the oral cavity.  In October 2014, the FDA approved a second sNDA for lymphatic mapping in solid tumors and added sentinel lymph node detection for breast cancer and melanoma to the approved indications.  The FDA also allowed expanded utilization of Lymphoseek with or without scintigraphic imaging, known as lymphoscintigraphy, to enable pre-operative imaging and mapping of lymph nodes to facilitate node localization during surgical procedures.  Additional trials, including an ongoing trial in colorectal cancer, and others in various stages of execution, planning or consideration, are anticipated to provide additional data to potentially support expansion of the Lymphoseek opportunity.  We began generating revenues from product sales of Lymphoseek in the second quarter of 2013.

We submitted our MAA for Lymphoseek to the EMA in December 2012.  In September 2014, the CHMP adopted a positive opinion recommending marketing authorizations for Lymphoseek for use in the EU in imaging and intraoperative detection of sentinel lymph nodes draining a primary tumor in adult patients with breast cancer, melanoma, or localized squamous cell carcinoma of the oral cavity.  The CHMP’s positive opinion was reviewed by the EC, which granted marketing authorization for Lymphoseek in the EU in November 2014.  We announced an exclusive EU distribution partnership for Lymphoseek with SpePharm AG, a subsidiary of Norgine B.V., in March 2015, and we expect to commence marketing of Lymphoseek in the EU in late 2016.

Notwithstanding these marketing approvals, we cannot assure you that Lymphoseek will achieve commercial success in the U.S. or any other global market, that we will realize sales at levels necessary for us to achieve sales milestone payments, or that revenue from Lymphoseek will lead to us becoming profitable.

Additional diagnostic and therapeutic applications of the Manocept platform, including diagnosis of other solid cancers, rheumatoid arthritis and cardiovascular disease, are in various stages of pre-clinical and clinical development.  Regulatory approval of label expansions for Lymphoseek or additional Manocept-based product candidates may not be successful, or if successful, may not result in increased sales.  Additional clinical testing for products based on our Manocept platform or other product candidates may not be successful and, even if they are, we may not be successful in developing any of them into a commercial product which will provide sufficient revenue to make us profitable.

We have announced that we are seeking to partner or sub-license our NAV4694 candidate, which is designed to enable PET imaging of beta-amyloid deposits in the brain, believed to correlate with the presence of AD.  While discussions with a potential licensee have progressed, our pending litigation with Sinotau Pharmaceuticals has prevented completion of a licensing transaction.  See Item 3 – Legal Proceedings.  Pending resolution of the Sinotau litigation, we are incurring significant costs to continue clinical evaluation of this product candidate to preserve it for eventual sub-licensing.

Many companies in the pharmaceutical industry suffer significant setbacks in advanced clinical trials even after reporting promising results in earlier trials.  Even if our Lymphoseek and Manocept trials are viewed as successful, we may not get regulatory approval for expansion of the label for Lymphoseek or marketing of any Manocept product candidate.  Our Manocept product candidates will be successful only if:

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

We may be unable to complete partnering or divestiture activities related to NAV4694 at a reasonable price, on a timely basis, or at all.

We have announced that we are seeking to partner or sub-license our NAV4694 candidate, which is designed to enable PET imaging of beta-amyloid deposits in the brain, believed to correlate with the presence of AD.  While discussions with a potential licensee have progressed, our pending litigation with Sinotau Pharmaceuticals has prevented completion of a licensing transaction.  See Item 3 – Legal Proceedings.  Pending resolution of the Sinotau litigation, we continue to incur costs to maintain our ability to support future clinical evaluation of this product candidate to preserve it for eventual sub-licensing.

Our pharmaceutical products will remain subject to ongoing regulatory review following the receipt of marketing approval.  If we fail to comply with continuing regulations, we could lose these approvals and the sale of our products could be suspended.

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

We have dedicated and will continue to dedicate substantially all of our resources to the research and development of our Lymphoseek and Manocept technologies and related compounds.  Lymphoseek is now approved for use in lymphatic mapping in solid tumors and in sentinel lymph node detection for breast cancer and melanoma in the U.S.  Lymphoseek has also been approved for use in imaging and intraoperative detection of sentinel lymph nodes draining a primary tumor in adult patients with breast cancer, melanoma, or localized squamous cell carcinoma of the oral cavity in the EU.  However, our other compounds currently are in research or development and have not received marketing approval.

There are many difficulties and uncertainties inherent in pharmaceutical research and development (R&D) and the introduction of new products.  A high rate of failure is inherent in new drug discovery and development.  The process to bring a drug from the discovery phase to regulatory approval can take 12 to 15 years or longer and cost more than $1 billion.  Failure can occur at any point in the process, including late in the process after substantial investment.  As a result, most research programs will not generate financial returns.  New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success.  Delays and uncertainties in the regulatory approval processes in the US and in other countries can result in delays in product launches and lost market opportunities.  Consequently, it is very difficult to predict which products will ultimately be approved.  Due to the risks and uncertainties involved in the R&D process, we cannot reliably estimate the nature, timing, completion dates, and costs of the efforts necessary to complete the development of our R&D projects, nor can we reliably estimate the future potential revenue that will be generated from a successful R&D project.

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

While we have achieved some level of success in our clinical trials for Lymphoseek as indicated by the FDA and EMA approvals, the results of some of these clinical trials that have not been yet reviewed by the FDA or other regulatory bodies, as well as pending and future trials for these and other product candidates that we may develop or acquire, are subject to review and interpretation by various regulatory bodies during the regulatory review process and may ultimately fail to demonstrate the safety or effectiveness of our product candidates to the extent necessary to obtain regulatory approval, or that commercialization of our product candidates is worthwhile.  Any failure or substantial delay in successfully completing clinical trials and obtaining regulatory approval for our product candidates could materially harm our business.

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

We have entered into collaborative arrangements with third parties to develop and/or commercialize product candidates and are currently seeking additional collaborations.  Such collaborations might be necessary in order for us to fund our research and development activities and third-party manufacturing arrangements, seek and obtain regulatory approvals and successfully commercialize our existing and future product candidates.  If we fail to enter into collaborative arrangements or fail to maintain our existing collaborative arrangements, the number of product candidates from which we could receive future revenues would decline.

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

Our ability to commercialize our products will depend in part on the extent to which appropriate reimbursement levels for the cost of our products and related treatment are obtained by governmental authorities, private health insurers and other organizations such as health maintenance organizations (HMOs).  Generally, in Europe and other countries outside the U.S., the government-sponsored healthcare system is the primary payer of patients’ healthcare costs.  Third-party payers are increasingly challenging the prices charged for medical care. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to further reform health care or reduce government insurance programs, may all result in lower prices for our products if approved for commercialization.  The cost containment measures that health care payers and providers are instituting and the effect of any health care reform could materially harm our ability to sell our products at a profit.

In August 2013, we announced that the CMS had issued a HCPCS “C Code” for Lymphoseek.  The cost pass-through provisions supporting this C Code extended through December 31, 2015.  Lymphoseek has also been granted a permanent “A Code” effective January 1, 2014.  Following the expiration of the pass-through C Code, the cost of Lymphoseek must be absorbed by the institution as a part of the bundled procedural code for the surgical procedure in which Lymphoseek is used.  Although we have not as of the date of this report seen a negative impact of this change in reimbursement on Lymphoseek sales, we cannot assure you that the change in reimbursement will not adversely affect the rate of grown in sales of the product.

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

We have a supply agreement with Reliable to manufacture the drug substance for our Lymphoseek product and a manufacturing agreement with OsoBio for the finishing and vialing of our Lymphoseek product.  These are single-source relationships, and we are actively looking to add other supply and manufacturing relationships.  However, if we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, revenues from Lymphoseek may be adversely impacted.  In addition, clinical trials for our other product candidates may be delayed, thereby delaying the submission of product candidates for regulatory approval and the market introduction and subsequent commercialization of our potential products, and for approved products, any such delays, interruptions or other difficulties may render us unable to supply sufficient quantities to meet demand.  Any such delays or interruptions may lower our revenues and potential profitability.

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

Our product supply and related patient access could be negatively impacted by, among other things: (i) product seizures or recalls or forced closings of manufacturing plants; (ii) disruption in supply chain continuity including from natural or man-made disasters at a critical supplier, as well as our failure or the failure of any of our suppliers to comply with cGMPs and other applicable regulations or quality assurance guidelines that could lead to manufacturing shutdowns, product shortages or delays in product manufacturing; (iii) manufacturing, quality assurance/quality control, supply problems or governmental approval delays; (iv) the failure of a sole source or single source supplier to provide us with the necessary raw materials, supplies or finished goods within a reasonable timeframe; (v) the failure of a third-party manufacturer to supply us with bulk active or finished product on time; and (vi) other manufacturing or distribution issues, including limits to manufacturing capacity due to regulatory requirements, and changes in the types of products produced, physical limitations or other business interruptions.

We may lose out to larger or better-established competitors.

The biotech and pharmaceutical industries are intensely competitive.  Many of our competitors have significantly greater financial, technical, manufacturing, marketing and distribution resources as well as greater experience in the industry than we have.  The particular medical conditions our product lines address can also be addressed by other medical procedures or drugs.  Many of these alternatives are widely accepted by physicians and have a long history of use.

To remain competitive, we must continue to launch new products and technologies.  To accomplish this, we commit substantial efforts, funds, and other resources to research and development.  A high rate of failure is inherent in the research and development of new products and technologies.  We must make ongoing substantial expenditures without any assurance that our efforts will be commercially successful.  Failure can occur at any point in the process, including after significant funds have been invested.  Promising new product candidates may fail to reach the market or may only have limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals, limited scope of approved uses, excessive costs to manufacture, the failure to establish or maintain intellectual property rights, or infringement of the intellectual property rights of others.  Even if we successfully develop new products or enhancements or new generations of our existing products, they may be quickly rendered obsolete by changing customer preferences, changing industry standards, or competitors' innovations.  Innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice or uncertainty over third-party reimbursement.  We cannot state with certainty when or whether any of our products under development will be launched, whether we will be able to develop, license, or otherwise acquire compounds or products, or whether any products will be commercially successful.  Failure to launch successful new products or new indications for existing products may cause our products to become obsolete, causing our revenues and operating results to suffer.

Physicians may use our competitors’ products and/or our products may not be competitive with other technologies.  Lymphoseek is expected to continue to compete against sulfur colloid in the U.S. and other colloidal agents in other global markets.

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

Several pharmaceutical companies currently have product candidates in development that they expect to have a significant impact on the diagnosis and treatment of AD in coming years.  The prospects for these product candidates could have a significant impact, either positive or negative, on our ability to sub-license our NAV4694 product candidate.

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

We and our collaborators may not be able to protect our intellectual property rights throughout the world.

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

With respect to Lymphoseek and Manocept, and NAV4694, we have exclusively licensed certain issued patents and pending patent applications covering the respective technologies underlying these product candidates and their commercialization and use and we have licensed certain issued patents and pending patent applications directed to product compositions and chemical modifications used in product candidates for commercialization, and the use and the manufacturing thereof.

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

We may become involved in disputes with licensors or potential future collaborators over intellectual property ownership, and publications by our research collaborators and scientific advisors could impair our ability to obtain patent protection or protect our proprietary information, which, in either case, could have a significant effect on our business.

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

We believe that we currently have access to limited financial resources with which to fund our operations and those of our subsidiaries for the foreseeable future, including the proceeds of grants, cash flow generated from sales of Lymphoseek, and the Platinum line of credit.  Given our recent low stock price and covenants in the Securities Exchange Agreement under which we issued our Series LL warrants, we may have only limited ability to raise equity financing, and our access to debt capital is limited by the terms of our indebtedness to Capital Royalty Partners II L.P.  These constraints may adversely affect our ability to develop our product candidates or expand the labeling for Lymphoseek, as well as the timing of those efforts.  If our current funds become inadequate, we may not be able to obtain sufficient additional funding for such activities, on satisfactory terms, if at all.  If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned development activities, acquisition of new product candidates and other operations.

There may be future sales or other dilution of our equity, which may adversely affect the market price of shares of our common stock.

Our existing warrants or other securities convertible into or exchangeable for our common stock, or securities we may issue in the future, may contain adjustment provisions that could increase the number of shares issuable upon exercise, conversion or exchange, as the case may be, and decrease the exercise, conversion or exchange price.  The market price of our shares of common stock could decline as a result of sales of a large number of shares of our common stock or other securities in the market, the triggering of any such adjustment provisions or the perception that such sales could occur in the future.

Our indebtedness imposes significant restrictions on us, and a default could materially adversely affect our operations and financial condition.

All of our material assets, except our intellectual property, have been pledged as collateral for our borrowings under the Term Loan Agreement (the CRG Loan Agreement) with Capital Royalty Partners II L.P. (CRG).

In addition to the security interest in our assets, the CRG Loan Agreement carries covenants that impose significant requirements on us, including, among others, requirements that we:

•	pay all principal, interest and other charges on the outstanding balance of the borrowed funds when due;
•	meet certain annual EBITDA or revenue targets ($22.5 million of revenue from Lymphoseek sales in 2016) as defined in the CRG Loan Agreement;
•	maintain liquidity of at least $5 million during the term of the CRG Loan Agreement;
•	provide certain financial information and reports to CRG in a timely manner; and
•	indemnify CRG against certain liabilities.

Additionally, with certain exceptions, the CRG Loan Agreement prohibits us from:

•	making any material dispositions of our assets, except for permitted dispositions;
•	making any changes in our business or business locations;
•	entering into any merger or consolidation without CRG’s consent;
•	acquiring or making investments in any other person other than permitted investments;
•	incurring any indebtedness, other than permitted indebtedness;
•	granting or permitting liens against our assets, other than permitted liens;
•	declaring or paying any dividends or making any other distributions; or
•	entering into any material transaction with any affiliate, other than in the ordinary course of business.

The events of default under the CRG Loan Agreement also include a failure of Platinum to perform its funding obligations under the Platinum Loan Agreement (as defined below) at any time as to which the Company had negative EBITDA for the most recent fiscal quarter, as a result either of Platinum’s repudiation of its obligations under the Platinum Loan Agreement, or the occurrence of an insolvency event with respect to Platinum.  The events of default also include a change of control with respect to the Company.  Our ability to comply with these provisions may be affected by changes in our business condition or results of our operations, or other events beyond our control.  The breach of any of these covenants would result in a default under the CRG Loan Agreement.

We call to your attention that we did not achieve the 2015 annual Lymphoseek sales revenue target of $11 million initially established under the CRG Loan Agreement, but in December 2015 CRG agreed to a reduction of that target to $10 million and we were able to meet that reduced target with Lymphoseek sales revenue of $10.3 million, thereby complying with the covenant.  We also call to your attention that as of the time of filing this report, it appears likely that we will need to draw on the Platinum line of credit in order to maintain compliance with the $5 million liquidity covenant of the CRG Loan Agreement beginning in the second quarter of 2016.  In the event Platinum does not honor the draw request, our inability to meet the liquidity covenant would be an event of default under the CRG Loan Agreement.  In addition, if we are unable to reach the 2016 annual Lymphoseek sales revenue target of $22.5 million, this would also be an event of default under the CRG Loan Agreement; however, potential shortfalls to this revenue covenant are curable by the Company depositing 2.5 times the amount of the shortfall in a bank account controlled by CRG.  Our ability to comply with these covenants may be affected by changes in our business condition or results of operations, or other events beyond our control.  An event of default would entitle CRG to accelerate the maturity of our indebtedness, increase the interest rate to the default rate of 18% per annum, and invoke other remedies available to it under the loan agreement and the related security agreement, including sale of the assets securing the debt, which could raise substantial doubt about the Company’s ability to continue as a going concern.  See Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital Resources.

In addition, our Loan Agreement with Platinum (the Platinum Loan Agreement) carries standard non-financial covenants typical for commercial loan agreements, many of which are similar to those contained in the CRG Loan Agreement, that impose significant requirements on us.  Our ability to comply with these provisions may be affected by changes in our business condition or results of our operations, or other events beyond our control.  The breach of any of these covenants would result in a default under the Platinum Loan Agreement, permitting Platinum to terminate our ability to obtain additional draws under the Platinum Loan Agreement and accelerate the maturity of the debt, subject to the limitations of the Subordination Agreement with CRG.  Such actions by Platinum could materially adversely affect our operations, results of operations and financial condition, including causing us to substantially curtail our product development activities.

Platinum may exercise its conversion right, and that could dilute your ownership and the net tangible book value per share of our common stock.

Platinum may exercise the right to convert all or any portion of the unpaid principal or unpaid interest (the Conversion Amount) accrued on any draw advanced by Platinum under the Platinum Loan Agreement into shares of Navidea’s common stock, provided that our common stock is trading above $2.53 per share.  Platinum may also exercise a conversion right on the amount of any mandatory repayment due following the Company achieving $2,000,000 in cumulative revenues from sales or licensing of Lymphoseek, provided that our common stock is trading above $2.53 per share, if the Company is prohibited from making such repayment under the terms of the Subordination Agreement between Platinum, CRG and the Company.  If Platinum exercises any or all of its conversion rights, the percentage ownership of our current stockholders will be reduced.  The issuance of additional common stock may also result in dilution in the net tangible book value per share of our common stock.

Shares of common stock are equity securities and are subordinate to our existing and future indebtedness and preferred stock.

Shares of our common stock are common equity interests.  This means that our common stock ranks junior to any preferred stock that we may issue in the future, to our indebtedness and to all creditor claims and other non-equity claims against us and our assets available to satisfy claims on us, including claims in a bankruptcy or similar proceeding.  Our existing indebtedness restricts payment of dividends on our common stock, and future indebtedness and preferred stock may restrict payments of dividends on our common stock.

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

Our common stock has been listed on the NYSE MKT since February 2011. The rules of NYSE MKT provide that shares be delisted from trading in the event the financial condition and/or operating results of the Company appear to be unsatisfactory, the extent of public distribution or the aggregate market value of the common stock has become so reduced as to make further dealings on the NYSE MKT inadvisable, the Company has sold or otherwise disposed of its principal operating assets, or has ceased to be an operating company, or the Company has failed to comply with its listing agreements with the Exchange.  For example, the NYSE MKT may consider suspending trading in, or removing the listing of, securities of an issuer that has stockholders’ equity of less than $6.0 million if such issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years.  As of December 31, 2015, the Company had a stockholders’ deficit of approximately $53.8 million.  Even if an issuer has a stockholders’ deficit, the NYSE MKT will not normally consider removing from the list securities of an issuer that fails to meet these requirements if the issuer has (1) total value of market capitalization of at least $50,000,000; or total assets and revenue of $50,000,000 each in its last fiscal year, or in two of its last three fiscal years; and (2) the issuer has at least 1,100,000 shares publicly held, a market value of publicly held shares of at least $15,000,000 and 400 round lot shareholders.  Based on the number of outstanding shares of our common stock, recent trading price of that stock, and number of round lot holders, we believe that we meet these exception criteria and that our common stock will not be delisted as a result of our failure to meet the minimum stockholders' equity requirement for continued listing.  We cannot assure you that the Company will continue to meet these and other requirements necessary to maintain the listing of our common stock on the NYSE MKT.  For example, we may determine to grow our organization or product pipeline or pursue development or other activities at levels or on timelines that reduces our stockholders’ equity below the level required to maintain compliance with NYSE MKT continued listing standards.

The NYSE MKT Company Guide also provides that the Exchange may suspend or remove from listing any common stock selling for a substantial period of time at a low price per share, if the issuer shall fail to effect a reverse split of such shares within a reasonable time after being notified that the Exchange deems such action to be appropriate under all the circumstances. The Company’s common stock has recently traded for a price as low as $0.75 per share, and if the low trading price persists, there is a risk that the Exchange may require the Company to effect a reverse split of its common stock in order to maintain its NYSE MKT listing, and that the shares will be delisted if such action is not taken to the satisfaction of the NYSE MKT.

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

Our common stock traded as low as $0.75 per share and as high as $2.50 per share during the 12-month period ended February 29, 2016.  The market price of our common stock has been and is expected to continue to be highly volatile.  Factors, including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, may have a significant impact on the market price of our stock.  In addition, potential dilutive effects of future sales of shares of common stock by the Company and by stockholders, and subsequent sale of common stock by the holders of warrants and options could have an adverse effect on the market price of our shares.

Some additional factors which could lead to the volatility of our common stock include:

•	market perceptions of our ability to meet the revenue and liquidity covenants contained in the CRG Loan Agreement;
•	price and volume fluctuations in the stock market at large or of companies in our industry which do not relate to our operating performance;
•	changes in securities analysts’ estimates of our financial performance or deviations in our business and the trading price of our common stock from the estimates of securities analysts;
•	FDA or international regulatory actions and regulatory developments in the U.S. and foreign countries;

•	financing arrangements we may enter that require the issuance of a significant number of shares in relation to the number of shares currently outstanding;
•	public concern as to the safety of products that we or others develop;
•	activities of short sellers in our stock; and
•	fluctuations in market demand for and supply of our products.

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

During the 12-month period beginning on March 1, 2015 and ending on February 29, 2016, the average daily trading volume for our common stock on the NYSE MKT was approximately 600,000 shares.  We cannot assure you that this trading volume will be consistently maintained in the future.

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

We call to your attention that our management’s evaluation of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2015 concluded that our controls were not effective, due to a material weakness resulting from the failure of officers of our subsidiary, Macrophage Therapeutics, Inc., to provide accurate and timely information to the Company.  However, notwithstanding this material weakness, management has concluded that the consolidated financial statements included in this Report fairly present, in all material respects, the Company’s consolidated financial position, results of operations and cash flows for the periods presented therein, in conformity with accounting principles generally accepted in the United States of America.  Although the Company is taking steps to remediate the material weakness, there can be no assurance that similar incidents can be prevented in the future if the internal controls are not followed by officers of the Company or our subsidiaries. See Controls and Procedures—Disclosure Controls and Procedures.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We currently lease approximately 25,000 square feet of office space at 5600 Blazer Parkway, Dublin, Ohio, as our principal offices.  The current lease term expires in October 2022, at a monthly base rent of approximately $25,000 during 2016.  We must also pay a pro-rata portion of the operating expenses and real estate taxes of the building.  We believe this facility is in good condition.

Item 3.  Legal Proceedings

Section 16(b) Action

On August 12, 2015, a shareholder of the Company filed an action in the United States District Court for the Southern District of New York against two funds managed by Platinum alleging violations of Section 16(b) of the Securities Exchange Act in connection with purchases and sales of the Company’s common stock by the Platinum funds, and seeking disgorgement of the short-swing profits realized by the funds.  The Company is a nominal defendant in the action, no relief is sought against the Company, and a portion of any amount awarded to the plaintiff by judgment or settlement of the action will likely accrue to the benefit of the Company.  Platinum has moved to dismiss the action, and a decision on the motion to dismiss is expected shortly following oral argument, currently scheduled for March 30, 2016.

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

	High	Low
Fiscal Year 2015:
First Quarter	$1.96	$1.55
Second Quarter	1.67	1.22
Third Quarter	2.50	1.28
Fourth Quarter	2.40	1.32

Fiscal Year 2014:
First Quarter	$2.12	$1.62
Second Quarter	1.99	1.29
Third Quarter	1.53	1.20
Fourth Quarter	2.02	0.97

As of March 1, 2016, we had approximately 650 holders of common stock of record.

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

During the three-month period ended December 31, 2015, we issued 18,501 shares of our common stock to our Board of Directors as payment of their second and third quarter 2015 retainers.  The issuance of these securities was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

There were no repurchases of our common stock during the three-month period ended December 31, 2015.

Stock Performance Graph

The following graph compares the cumulative total return on a $100 investment in each of the common stock of the Company, the Russell 3000, and the NASDAQ Biotechnology Index for the period from December 31, 2010 through December 31, 2015.  This graph assumes an investment in the Company’s common stock and the indices of $100 on December 31, 2010 and that any dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Navidea Biopharmaceuticals, the Russell 3000 Index, and the NASDAQ Biotechnology Index

*	$100 invested on 12/31/2010 in stock or index, including reinvestment of dividends.

	Cumulative Total Return as of December 31,
	2010	2011	2012	2013	2014	2015
Navidea Biopharmaceuticals	100.00	127.18	137.38	100.49	91.75	64.56
Russell 3000	100.00	99.08	112.93	147.87	163.33	160.92
NASDAQ Biotechnology	100.00	111.81	147.48	244.24	327.52	364.93

Item 6.  Selected Financial Data

The following summary financial data are derived from our consolidated financial statements that have been audited by our independent registered public accounting firm.  These data are qualified in their entirety by, and should be read in conjunction with, our Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Summary financial data for 2015 and 2011 reflect the disposition of our gamma detection device business in August 2011 and the reclassification of certain related items to discontinued operations.

(Amounts in thousands, except per share data)	Years Ended December 31,
	2015	2014	2013	2012	2011
Statement of Operations Data:
Revenue	$13,249	$6,275	$1,131	$79	$598
Cost of goods sold	1,755	1,586	333	—	—
Research and development expenses	12,788	16,780	23,710	16,890	15,154
Selling, general and administrative expenses	17,257	15,542	15,526	11,178	9,548
Loss from operations	(18,551)	(27,633)	(38,438)	(27,989)	(24,104)

Other expenses, net	(10,208)	(8,094)	(4,261)	(1,168)	(943)

Benefit from income taxes	436	—	—	—	7,880

Loss from continuing operations	(28,323)	(35,727)	(42,699)	(29,157)	(17,167)
Discontinued operations, net of tax effect	759	—	—	—	22,780

Net (loss) income	(27,564)	(35,727)	(42,699)	(29,157)	5,613
Less loss attributable to noncontrolling interest	(1)	—	—	—	—
Deemed dividend	(46)	—	—	—	—
Preferred stock dividends	—	—	—	(43)	(100)

(Loss) income attributable to common stockholders	$(27,609)	$(35,727)	$(42,699)	$(29,200)	$5,513

(Loss) income per common share (basic and diluted):
Continuing operations	$(0.19)	$(0.24)	$(0.35)	$(0.29)	$(0.17)
Discontinued operations	$0.01	$—	$—	$—	$0.23
(Loss) income attributable to common stockholders	$(0.18)	$(0.24)	$(0.35)	$(0.29)	$0.06

Shares used in computing (loss) income per common share: (1)
Basic and diluted	151,180	148,748	121,809	99,060	90,509

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Total assets	$14,965	$11,830	$39,626	$11,677	$30,603
Long-term liabilities	62,616	32,573	32,703	7,107	6,122
Accumulated deficit	(380,547)	(352,984)	(317,257)	(274,558)	(245,357)

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

The Company

Navidea Biopharmaceuticals, Inc. is a biopharmaceutical company focused on the development and commercialization of precision immunodiagnostic agents and immunotherapeutics. Navidea is developing multiple precision-targeted products based on our Manocept platform to help identify the sites and pathways of undetected disease and enable better diagnostic accuracy, clinical decision-making, targeted treatment and, ultimately, patient care.

Navidea’s Manocept platform is predicated on the ability to specifically target the CD206 mannose receptor expressed on activated macrophages.  The Manocept platform serves as the molecular backbone of Lymphoseek, the first product developed by Navidea based on the platform.  Lymphoseek is a novel, state-of-the-art, receptor-targeted, small-molecule radiopharmaceutical used in the evaluation of lymphatic basins that may have cancer involvement in patients.  Lymphoseek is designed for the precise identification of lymph nodes that drain from a primary tumor, which have the highest probability of harboring cancer.  Lymphoseek is approved by the U.S. FDA for use in solid tumor cancers where lymphatic mapping is a component of surgical management and for guiding sentinel lymph node biopsy in patients with clinically node negative breast cancer, melanoma or squamous cell carcinoma of the oral cavity.  Lymphoseek has also received European approval in imaging and intraoperative detection of sentinel lymph nodes in patients with melanoma, breast cancer or localized squamous cell carcinoma of the oral cavity.

Building on the success of Lymphoseek, the flexible and versatile Manocept platform acts as an engine for the design of purpose-built molecules offering the potential to be utilized across a range of diagnostic modalities, including SPECT, PET, intra-operative and/or optical-fluorescence detection in a variety of disease states.

Preclinical data being developed by the Company using tilmanocept linked to a therapeutic agent also suggest that tilmanocept’s binding affinity to CD206 receptors demonstrates the potential for this technology to be useful in treating diseases linked to the over-activation of macrophages.  This includes various cancers as well as autoimmune, infectious, cardiovascular, and central nervous system diseases.  Thus, in January 2015, the Company formed a subsidiary, Macrophage Therapeutics, Inc., to further explore therapeutic applications for the Manocept platform.

Our increasing focus on development of our proprietary Manocept platform technology further supports the 2014 decision by the Company’s Board of Directors to reduce our support for, while seeking to partner or out-license, our two neurological development programs, NAV4694 and NAV5001.  The NAV5001 sublicense was terminated in April 2015.

Other than Lymphoseek, none of the Company’s drug product candidates have been approved for sale in any market.

Executive Summary

In 2015, the Company created and executed a new commercialization strategy for Lymphoseek to better leverage the label expansion approved by the FDA in October 2014 and, over time, accelerate its market penetration. This included a complete refresh of the brand, moving away from a feature-based selling approach to a customer-centric one focused on the benefits to the surgeon and patient.

In concert with the rebranding efforts, the Company also recruited, hired and trained a new salesforce in the latter part of the second quarter of 2015. The new direct sales team focused on targeting the highest priority territories. The Company anticipated the sales team’s contributions would be most significant starting the fourth quarter of 2015 and onward based on the four- to six-month sales cycle of Lymphoseek.

The initial launch of the new commercialization strategy resulted in the following during 2015:

•	Grew Lymphoseek sales by 142% year over year, based on Lymphoseek sales to Navidea of $10.3 million for 2015;
•

Ended the year at an annualized sales run rate for Lymphoseek of over $15 million in revenue to Navidea, which does not reflect the opportunity for additional growth in existing and expansion sales territories throughout 2016; and

•	Achieved an increase of approximately 60% in “average daily doses sold” from the end of 2014 through the end of 2015.

We enter 2016 with positive momentum behind our new commercialization strategy. We expect our sales team’s strong contributions to continue to accelerate product revenues throughout the year. In addition, European sales revenues are expected to be generated from commercialization efforts with SpePharm AG, an affiliate of Norgine BV, to begin in the fourth quarter of 2016.

In parallel, our R&D team is aggressively advancing our immunodiagnostics pipeline focused on significantly larger market opportunities including RA, which has a prevalence of approximately 3.8 million patients in the U.S. and Europe.

The Company continues to work toward a more focused development program using its Manocept platform in immunodiagnostics, including the FDA label expansion for Lymphoseek into RA and KS. Importantly, the costs of these development programs will be defrayed by NIH grants awarded to the Company in 2015 totaling over $3.8 million.

In the near term, the Company intends to:

•

Meet with the FDA before the end of March 2016 to share preclinical results on the intravenous route of administration (IVROA) and discuss and agree on the Phase 1 and 2 clinical plan for our RA immunodiagnostic program. This is a follow-up meeting to the one that took place in May 2015, where the Company and the FDA confirmed requirements for a preclinical submission package for the use of Lymphoseek in IVROA;

•

Finalize preparations to initiate a Phase 1 pilot trial evaluating subcutaneous injection of Lymphoseek in active RA subjects in the first half of 2016. Initiate a subsequent Phase 1/2 registrational trial of IV-administered Lymphoseek for the RA immunodiagnostic application during the second half of 2016;

•

Expand patient enrollment in the FDA/EMA mandated pediatric trial for children with melanoma, rhabdomyosarcoma, or other solid tumors who are undergoing lymph node mapping and who meet special criteria for pediatric sentinel node biopsy. Since the first patient was dosed in December 2015, two new sites have been added including Cincinnati Children’s Hospital Medical Center;

•	Enroll first patient at the MD Anderson Cancer Center in the Company’s multi–center cervical cancer study;
•	Initiate patient enrollment in an investigator-initiated endometrial cancer study directed by Dr. Michael McHale at UC San Diego Health System; and
•

Expand patient enrollment in the cardiovascular immunodiagnostic study, an investigator-initiated study in collaboration with Massachusetts General Hospital. Based on encouraging findings in the first patients dosed, we are very excited by the potential and are seeking to accelerate and expand this funded program using a protocol for IVROA.

Substantial progress on the Manocept platform has resulted in several promising opportunities, including our R-NAV venture which began in July 2014, the formation of Macrophage Therapeutics, Inc. in January 2015, and Macrophage Therapeutics' research collaboration agreement with BIND Therapeutics, Inc. executed in June 2015, which we believe may further expand the Company's pipeline.  Our progress in moving forward the Manocept pipeline was made possible in large part by the May 2014 decision to refocus the Company’s resources to better align the funding of our pipeline programs with the expected growth in Lymphoseek revenue.  This realignment has resulted in the near-term reduction of expenditures on the two neurological product candidates, NAV4694 and NAV5001.  In April 2015, the Company entered into an agreement with Alseres to terminate the NAV5001 sub-license agreement.  The Company is currently engaged in discussions related to the potential partnering or divestiture of NAV4694.

Our Outlook

Following the U.S. approval of Lymphoseek in March 2013, the Company undertook the initial stages of product launch in the U.S. with our commercialization partner, Cardinal Health, in May 2013.  In October 2014, we received approval from FDA for a significantly expanded product label for Lymphoseek.  During the second quarter of 2015, we successfully deployed Navidea's direct sales personnel as part of our effort to accelerate Lymphoseek revenue growth in the remainder of 2015 and beyond.  Our strategy for increasing Lymphoseek revenue focuses on a new brand strategy reflective of the expanded product label that allows the delivery of a compelling clinical value proposition message targeting the oncology treatment team including surgical oncologists and nuclear medicine physicians, focusing on areas where the concentration of cancer diagnosis occurs to increase the total number of hospitals using Lymphoseek, and increasing the number of doses utilized per account, while continuing to evolve the brand.

Our operating expenses in recent years have been focused primarily on support of Lymphoseek, our Manocept platform, and NAV4694 and NAV5001 product development.  We incurred approximately $12.8 million, $16.8 million and $23.7 million in total on research and development activities during the years ended December 31, 2015, 2014 and 2013, respectively.  Of the total amounts we spent on research and development during those periods, excluding costs related to our internal research and development headcount and our general and administrative staff which we do not currently allocate among the various development programs that we have underway, we incurred out-of-pocket charges by program as follows:

Development Program *	2015	2014	2013
Lymphoseek	$2,365,128	$995,511	$4,702,829
Manocept platform	767,431	503,587	503,338
Macrophage Therapeutics	538,813	—	—
NAV4694	3,448,724	6,788,286	7,812,602
NAV5001	385,344	1,441,442	2,602,461

* Certain development program expenditures were offset by grant reimbursement revenues totaling $1.7 million, $1.7 million, and $490,000 during the years ended December 31, 2015, 2014 and 2013, respectively.

We expect to continue the advancement of our efforts with Lymphoseek and our Manocept platform during 2016.  The divestiture of NAV5001 and the suspension of active patient accrual in our NAV4694 trials have decreased our development costs over the past year, however, we continue to incur costs to maintain the trials and drug production while we complete our partnering/divestiture activities.  We expect that our total research and development expenses, including both out-of-pocket charges as well as internal headcount and support costs, to be lower in 2016 than in 2015, perhaps by as much as 30%. This estimate excludes charges related to our subsidiary, Macrophage Therapeutics, Inc., which are currently expected to be funded separately. In addition, these estimates include carrying costs for NAV4694 only through mid-year.

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

Although our marketing partners share a portion of the direct marketing, sales and distribution costs related to the sale of Lymphoseek, we expect to incur ongoing costs to support product marketing efforts targeting surgical oncologists at the core of the oncology treatment team, as well as medical education-related and market outreach activities associated with Lymphoseek commercialization.  Additionally, we anticipate that we will incur costs related to supporting the other product, regulatory, manufacturing and commercial activities related to the potential marketing registration and sale of Lymphoseek in other markets, including a reduced-mass vial intended for sale in the EU.  We also expect to incur costs related to ongoing clinical development efforts to support the use of Lymphoseek in additional cancer types.  We cannot assure you that Lymphoseek will achieve regulatory approval in any other market outside the U.S. or EU, or if approved in those markets, that it will achieve market acceptance in the U.S., EU or any other market.

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

The Company projects that its total revenue for 2016, including Lymphoseek product sales revenue, license revenue, grant and other revenue, will be in the range of $23 million to $25 million.  Gross margins on Lymphoseek product sales are expected to continue to remain at over 80% in the coming quarters.  Based on our current projections, we expect total operating expenses for 2016 to be between $21.5 million and $23.5 million, excluding charges related to our subsidiary, Macrophage Therapeutics, Inc., which are currently expected to be funded separately.  As a result of our revenue and margin expectations for 2016, coupled with our expectations of operating expenses for the year, we also expect to reach cash flow breakeven on an operating or per-share basis in the second half of 2016.

Results of Operations

Years Ended December 31, 2015 and 2014

Net Sales and Margins.  Net sales of Lymphoseek were $10.3 million during 2015, compared to $4.2 million during 2014.  The increase was primarily the result of continued efforts to increase sales.  Gross margins on net sales were 83% and 63% for 2015 and 2014, respectively.  Cost of goods sold in 2015 included a net benefit of $253,000 related to our ability to sell certain previously reserved inventory, partially offset by net inventory losses of $93,000 related to a production matter and reserves for inventory obsolescence totaling $52,000 related to specific lots which expired during the period.  Cost of goods sold in 2014 included a reserve for inventory obsolescence of $539,000 related to a specific lot which was originally produced for validation purposes but was nearing its product expiry and therefore was no longer expected to be sold.  Cost of goods sold in both periods included post-production testing activities required by regulatory authorities, which are charged as one-time period costs, and a royalty on net sales payable under our license agreement with UCSD.

Lymphoseek License Revenue.  During 2015, we recognized $833,000 of the $2.0 million non-refundable upfront payment received by the Company related to the Lymphoseek license and distribution agreement for Europe, which the Company is recognizing on a straight-line basis over two years.  During 2015 and 2014, we recognized $300,000 of Lymphoseek license revenue from non-refundable milestone payments received by the Company related to the Lymphoseek distribution agreement for China, for which the Company has no future obligations.

Grant and Other Revenue.  During 2015, we recognized $1.9 million of grant and other revenue as compared to $1.7 million in 2014.  Grant revenue during 2015 was primarily related to SBIR grants from the NIH supporting NAV4694, Lymphoseek and Manocept platform development.  Grant revenue during 2014 was primarily related to SBIR grants from the NIH supporting NAV4694 and NAV1800 development.  Grant and other revenue for 2015 and 2014 also included $140,000 and $90,000, respectively, related to services provided to R-NAV for Manocept development.

Research and Development Expenses.  Research and development expenses decreased $4.0 million, or 24%, to $12.8 million during 2015 from $16.8 million during 2014.  The decrease was primarily due to net decreases in drug project expenses related to (i) decreased NAV4694 development costs of $3.3 million including decreased clinical trial costs and manufacturing-related activities while we continued our efforts to divest the program; and (ii) decreased NAV5001 development costs of $1.1 million including  decreased clinical trial costs and manufacturing-related activities; offset by (iii) increased Lymphoseek development costs of $1.4 million due to a refund of sNDA filing fees of $1.1 million reducing costs incurred in 2014, increased manufacturing-related activities, preclinical testing, and clinical trial costs, offset by decreased license fees;  (iv) increased therapeutics development costs of $539,000 including increased scientific advisory board fees and manufacturing-related activities; and (v) increased Manocept platform development costs of $264,000 including increased clinical trial costs, license fees and manufacturing-related activities, offset by decreased preclinical testing.  The net decrease in research and development expenses also included decreased compensation including incentive-based awards and other expenses related to net decreased headcount of $1.0 million following the first quarter 2015 and second quarter 2014 reductions in force coupled with decreased travel, office and other support costs of $767,000.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $1.8 million, or 11%, to $17.3 million during 2015 from $15.5 million during 2014.  The net increase was primarily due to increased compensation including incentive-based awards and other expenses related to increased internal commercial and medical education headcount coupled with costs related to the first quarter 2015 reduction in force (discussed in Note 15 to the consolidated financial statements).  The net increase in selling, general and administrative expenses also included increased legal and professional services, license fees related to Lymphoseek, investor relations costs, market development expenses related to NAV4694, and travel, office and other support costs, offset by decreased costs for contracted medical science liaisons and decreased professional services and market development expenses related to Lymphoseek.

Other Income (Expense).  Other expense, net, was $10.2 million during 2015 as compared to other expense, net of $8.1 million during 2014.  Interest expense, net increased $3.2 million to $6.9 million during 2015 from $3.7 million for 2014, primarily due to the higher outstanding balances and higher interest rates related to the CRG Term Loan and Oxford Notes in 2015 versus the Oxford Notes and GECC/MidCap Notes in 2014, coupled with the higher outstanding balances and higher interest rates of the Platinum Note in 2015 compared to 2014.  Of this interest expense, $493,000 and $844,000 in 2015 and 2014, respectively, was non-cash in nature related to the amortization of debt discounts related to the CRG Term Loan, Oxford Notes and GECC/MidCap Notes.  An additional $2.0 million of this interest expense was compounded and added to the balance of our notes payable during 2015.  During 2015 and 2014, we recorded $2.4 million and $2.6 million, respectively, of losses on the extinguishment of the Oxford Notes and GECC/MidCap Notes.  For 2015 and 2014, we recorded non-cash expenses of $615,000 and $1.3 million, respectively, related to changes in the estimated fair value of financial instruments.  During 2015 and 2014, we recorded non-cash equity in the loss of R-NAV of $305,000 and $524,000, respectively.

Income from Discontinued Operations.  In connection with the sale of our GDS Business to Devicor in August 2011, Devicor agreed to make royalty payments to us of up to an aggregate maximum amount of $20 million based on the net revenue attributable to the GDS Business through 2017.  During 2015, we recorded net income from the GDS Business of $759,000 related to royalty amounts earned based on 2015 GDS Business revenue.  The royalty amount of $1.2 million was offset by $436,000 in estimated taxes which were allocated to discontinued operations, but were fully offset by the tax benefit from our net operating loss for 2015.  We did not record any income from discontinued operations in 2014.

Years Ended December 31, 2014 and 2013

Net Sales and Margins.  Net sales of Lymphoseek were $4.2 million during 2014, compared to $614,000 during 2013.  The increase was primarily due to sales starting in late April of 2013, coupled with an increase in the initial transfer price to Cardinal beginning in the second quarter of 2014.  Gross margins on net sales were 63% in 2014 and 46% in 2013.  Cost of goods sold in 2014 included a reserve for inventory obsolescence of $539,000 related to a specific lot that was originally produced for commercial validation purposes and that is nearing its product expiry and therefore was no longer expected to be sold.  Excluding the one-time inventory obsolescence charge, gross margin on net sales for 2014 would have been 75%.  Cost of goods sold in both periods included post-production testing activities required by regulatory authorities, which are charged as one-time period costs, and a royalty on net sales payable under our license agreement with UCSD.

Lymphoseek License Revenue.  During 2014, we recognized $300,000 of Lymphoseek license revenue from a non-refundable upfront milestone payment received by the Company related to the Lymphoseek distribution agreement for China for which the Company has no future obligations.  No Lymphoseek milestone revenue was recognized during 2013.

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

Liquidity and Capital Resources

Cash balances increased to $7.2 million at December 31, 2015 from $5.5 million at December 31, 2014.  The net increase was primarily due to cash received from the CRG Term Loan of $50.0 million, draws under the Platinum credit facility of $4.5 million and the issuance of MT Preferred Stock of $500,000, offset by principal payments on the Oxford Notes of $30.0 million, cash used to fund our operations of $19.1 million, payment of debt-related costs of $3.9 million, and a principal payment on the R-NAV note of $333,000.

We did not achieve the 2015 annual Lymphoseek sales revenue target of $11 million as initially established under the CRG Loan Agreement, but in December 2015 CRG agreed to a reduction of that target and we were able to meet that reduced target, thereby complying with the covenant.  As of the time of filing this report, it appears likely that we will need to draw on the Platinum line of credit on order to maintain compliance with the $5 million liquidity covenant of the CRG Loan Agreement beginning in the second quarter of 2016.  Our inability to meet the liquidity covenant would be an event of default under the CRG Loan Agreement.  In addition, if we are unable to reach the 2016 annual Lymphoseek sales revenue target of $22.5 million, this would also be an event of default under the CRG Loan Agreement; however, potential shortfalls to this revenue covenant are curable by the Company depositing 2.5 times the amount of the shortfall in a bank account controlled by CRG.  The events of default under the CRG Loan Agreement also include a failure of Platinum to perform its funding obligations under the Platinum Loan Agreement at any time as to which the Company had negative EBITDA for the most recent fiscal quarter, as a result either of Platinum’s repudiation of its obligations under the Platinum Loan Agreement, or the occurrence of an insolvency event with respect to Platinum.  Our ability to comply with these provisions may be affected by changes in our business condition or results of our operations, or other events beyond our control.  The breach of any of these covenants would result in a default under the CRG Loan Agreement, permitting CRG to accelerate the maturity of our indebtedness, increase the interest rate to the default rate of 18% per annum, and invoke other remedies available to it under the loan agreement and the related security agreement, including sale of the assets securing the debt, which could raise substantial doubt about the Company’s ability to continue as a going concern.  Such actions by CRG could materially adversely affect our operations, results of operations and financial condition, including causing us to substantially curtail our product development activities. See Risk Factors.

In addition, the Platinum Loan Agreement carries standard non-financial covenants typical for commercial loan agreements, many of which are similar to those contained in the CRG Loan Agreement, that impose significant requirements on us.  Our ability to comply with these provisions may be affected by changes in our business condition or results of our operations, or other events beyond our control.  The breach of any of these covenants would result in a default under the Platinum Loan Agreement, permitting Platinum to terminate our ability to obtain additional draws under the Platinum Loan Agreement and accelerate the maturity of the debt, subject to the limitations of the Subordination Agreement with CRG.  Such actions by Platinum could materially adversely affect our operations, results of operations and financial condition, including causing us to substantially curtail our product development activities.  As of the time of filing of this Report, we are in compliance with all covenants under the Platinum Loan Agreement.  See Risk Factors.

As of December 31, 2015, $27.3 million was still immediately available under the Platinum credit facility, which was reaffirmed by Platinum in March 2016.  We believe that our current cash balance, our credit facility with Platinum, our projected revenue derived from sales of Lymphoseek, our ability to control expenses, the potential for partnership funding, the potential to access debt or royalty instruments, and the potential to access capital markets through our shelf registration (though we have no current intention to raise additional equity capital using the shelf registration), provide us with adequate financial resources to continue to fund our business plan for the foreseeable future and enable us to reach cash flow breakeven from operations in the second half of 2016.

Operating Activities.  Cash used in operations decreased $10.0 million to $19.1 million during 2015 compared to $29.1 million used in 2014.

Accounts and other receivables increased to $3.7 million at December 31, 2015 from $894,000 at December 31, 2014, primarily due to increased receivables due from Cardinal Health resulting from the increase in sales of Lymphoseek of $1.7 million coupled with $1.2 million of royalties due from Devicor associated with the 2011 sale of the GDS Business.

Inventory levels decreased to $653,000 at December 31, 2015 from $932,000 at December 31, 2014, primarily due to finished goods inventory sold and materials inventory consumed for process development, offset by materials and finished goods inventory produced.  We expect inventory levels to increase during 2016 as we produce additional Lymphoseek inventory to build our safety stock levels and meet increasing demand.

Prepaid expenses and other current assets decreased to $1.1 million at December 31, 2015 from $1.3 million at December 31, 2014, primarily due the application of a prepaid deposit to a new lot of materials inventory, partially offset by incremental insurance premiums related to policy renewals.

Accounts payable increased to $1.8 million at December 31, 2015 from $1.5 million at December 31, 2014, primarily due to net increased payables due to NAV4694, Lymphoseek, investor relations, legal and professional services vendors, offset by net decreased payables due to regulatory, commercial, and medical education vendors.  Accrued liabilities and other current liabilities decreased to $3.0 million at December 31, 2015 from $3.2 million at December 31, 2014.  Decreased accruals for termination, legal and professional services, interest, and Lymphoseek development were offset by increased accruals for compensation-related costs, strategic investor relations services, NAV4694 development, royalties and Macrophage Therapeutics.  Our payable and accrual balances will continue to fluctuate but will likely decrease overall as we continue to decrease our level of development activity related to NAV4694 and NAV5001, offset by planned increases in commercial activity related to Lymphoseek and development activity related to the Manocept platform and Macrophage Therapeutics.

Investing Activities.  Investing activities used $28,000 during 2015 compared to using $1.5 million in 2014.  Capital expenditures of $39,000 during 2015 were primarily for Lymphoseek production equipment and computers.  Proceeds from sales of equipment of $38,000 were offset by patent and trademark costs of $27,000 during 2015.  Capital expenditures of $1.1 million during 2014 were primarily for leasehold improvements associated with relocation of our Dublin office, office furniture and NAV4694 production equipment.  Investing activities in 2014 also included investment in R-NAV of $333,000 and patent and trademark costs of $77,000.  We expect our overall capital expenditures for 2016 will be slightly higher than for 2015 as we maintain our technology infrastructure.

Financing Activities.  Financing activities provided $20.8 million during 2015 compared to $3.2 million provided in 2014.  The $20.8 million provided by financing activities in 2015 consisted primarily of proceeds from the CRG Term Loan of $50.0 million, draws under the Platinum credit facility of $4.5 million, and proceeds from issuance of MT Preferred Stock of $500,000, offset by principal payments on the Oxford Notes of $30.0 million, payment of debt-related costs of $3.9 million, and a principal payment on the R-NAV note of $333,000.  The $3.2 million provided by financing activities in 2014 consisted primarily of proceeds from the Oxford Notes of $30.0 million, offset by principal payments on the GECC/MidCap Notes of $25.0 million and payment of debt-related costs of $1.8 million.

Investment in Macrophage Therapeutics, Inc.

In March 2015, MT, our previously wholly-owned subsidiary, entered into a Securities Purchase Agreement to sell up to 50 shares of its Series A Convertible Preferred Stock (MT Preferred Stock) and warrants to purchase up to 1,500 common shares of MT (MT Common Stock) to Platinum and Dr. Michael Goldberg (collectively, the Investors) for a purchase price of $50,000 per unit.  A unit consists of one share of MT Preferred Stock and 30 warrants to purchase MT Common Stock.  Under the agreement, 40% of the MT Preferred Stock and warrants are committed to be purchased by Dr. Goldberg, and the balance by Platinum.  The full 50 shares of MT Preferred Stock and warrants that may be sold under the agreement are convertible into, and exercisable for, MT Common Stock representing an aggregate 1% interest on a fully converted and exercised basis.  Navidea owns the remainder of the MT Common Stock.  On March 11, 2015, definitive agreements with the Investors were signed for the sale of the first tranche of 10 shares of MT Preferred Stock and warrants to purchase 300 shares of MT Common Stock to the Investors, with gross proceeds to MT of $500,000.

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

Investment in R-NAV, LLC

In July 2014, Navidea formed a joint enterprise with Essex Woodlands-backed Rheumco, LLC, to develop and commercialize radiolabeled diagnostic and therapeutic products for rheumatologic and arthritic diseases.  The joint enterprise, called R-NAV, LLC, combines Navidea’s proprietary Manocept CD206 macrophage targeting platform and Rheumco’s proprietary Tin-117m radioisotope technology to focus on leveraging the platforms across several indications with high unmet medical need, including the detection and treatment of RA and veterinary osteoarthritis.

Both Rheumco and Navidea have contributed licenses for intellectual property and technology to R-NAV in exchange for common units in R-NAV.  R-NAV was initially capitalized through a $4.0 million investment from third-party private investors, and the technology contributions from Rheumco and Navidea.  Navidea committed an additional $1.0 million investment to be paid over three years, with $333,334 in cash contributed at inception and a promissory note in the principal amount of $666,666, payable in two equal installments on the first and second anniversaries of the transaction.  In exchange for its capital and in-kind investment, the Company received 1,000,000 Series A preferred units of R-NAV (Series A Units).  The Company will receive an additional 500,000 Series A Units for management and technical services associated with the programs described above to be performed by the Company for R-NAV pursuant to a services agreement.  The Series A Units are convertible into common units at the option of the holder for a conversion price of $1 per unit, subject to broad-based weighted average anti-dilution rights.

Navidea initially owned approximately 33.7% of the combined entity.  At December 31, 2015, Navidea owns approximately 27.3% of R-NAV.  Joint oversight over certain aspects of R-NAV is shared between Navidea and the other investors; Navidea does not control the operations of R-NAV.  Navidea has three-year call options to acquire, at its sole discretion, all of the equity of R-NAV’s Subsidiary 1A (focused on diagnosis of human RA) for $10.5 million prior to the launch of a Phase 3 clinical trial for its development program, and all of the equity of R-NAV’s Subsidiary 1B (focused on treatment of human RA) at fair value upon completion of radiochemistry and biodistribution studies for its development program.

Navidea's investment in R-NAV is being accounted for using the equity method of accounting.  Navidea's equity in the loss of R-NAV was $305,000 for the year ended December 31, 2015.  The Company's obligation to provide $500,000 of in-kind services to R-NAV is being recognized as those services are provided.  The Company provided $64,000 of in-kind services during the year ended December 31, 2015.  As of December 31, 2015, the Company has $398,000 of in-kind services remaining to provide under this obligation.  A principal payment of $333,333 was made on the note payable to R-NAV in July 2015.  As of December 31, 2015, the outstanding principal balance of the note payable to R-NAV was $333,333.  The final payment of $333,333 is due in July 2016.

Platinum Credit Facility

In July 2012, we entered into an agreement with Platinum to provide us with a credit facility of up to $50 million (the Platinum Loan Agreement).  Following the approval of Lymphoseek, Platinum was committed under the terms of the agreement to extend up to $35 million in debt financing to the Company.  The agreement also provided for Platinum to extend an additional $15 million on terms to be negotiated.  Through June 25, 2013, we drew a total of $8.0 million under the original facility.

In June 2013, in connection with entering into the GECC/MidCap Loan Agreement (discussed below), the Company and Platinum entered into an Amendment to the Platinum Loan Agreement (the First Platinum Amendment).  Concurrent with the execution of the First Platinum Amendment, the Company delivered an Amended and Restated Promissory Note (the First Amended Platinum Note) to Platinum, which amended and restated the original promissory note issued to Platinum, in the principal amount of up to $35 million.  The First Amended Platinum Note also adjusted the interest rate to the greater of (a) the U.S. Prime Rate as reported in the Wall Street Journal plus 6.75%; (b) 10.0%; or (c) the highest rate of interest then payable pursuant to the GECC/MidCap Loan Agreement plus 0.125%.  In addition, the First Platinum Amendment granted Platinum the right, at Platinum’s option subject to certain conditions, to convert all or any portion of the unpaid principal or unpaid interest accrued on any future draw (the Conversion Amount), beginning on a date two years from the date the draw is advanced, into the number of shares of Navidea’s common stock computed by dividing the Conversion Amount by a conversion price equal to the lesser of (i) 90% of the lowest VWAP for the 10 trading days preceding the date of such conversion request, or (ii) the average VWAP for the 10 trading days preceding the date of such conversion request.  The First Platinum Amendment also provided a conversion right on the same terms with respect to the amount of any mandatory repayment due following the Company achieving $2 million in cumulative revenues from sales or licensing of Lymphoseek.

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

In May 2015, in connection with the execution of the CRG Loan Agreement, the Company amended the existing Platinum credit facility to allow this facility to remain in place in a subordinated role to the CRG Loan (the Third Platinum Amendment).  Among other things, the Third Platinum Amendment (i) extends the term of the Platinum Loan Agreement until a date six months following the maturity date or earlier repayment of the CRG Term Loan; (ii) changes the interest rate to the greater of (a) the United States prime rate as reported in The Wall Street Journal plus 6.75%, (b) 10.0% and (c) the highest rate of interest then payable pursuant to the CRG Term Loan plus 0.125% (effective interest rate as of December 31, 2015 was 14.125%); (iii) requires such interest to compound monthly; and (iv) changes the provisions of the Platinum Loan Agreement governing Platinum’s right to convert advances into common stock of the Company.  The Third Platinum Amendment provides for the conversion of all principal and interest outstanding under the Platinum Loan Agreement, but not until such time as the average daily volume weighted average price of the Company’s common stock for the ten preceding trading days exceeds $2.53 per share.  The amendment became effective upon initial funding of the CRG Loan Agreement.

The Platinum Loan Agreement carries standard non-financial covenants typical for commercial loan agreements, many of which are similar to those contained in the CRG Loan Agreement, that impose significant requirements on us.  Our ability to comply with these provisions may be affected by changes in our business condition or results of our operations, or other events beyond our control.  The breach of any of these covenants would result in a default under the Platinum Loan Agreement, permitting Platinum to terminate our ability to obtain additional draws under the Platinum Loan Agreement and accelerate the maturity of the debt, subject to the limitations of the Subordination Agreement with CRG.  Such actions by Platinum could materially adversely affect our operations, results of operations and financial condition, including causing us to substantially curtail our product development activities.  As of the time of filing of this Report, we are in compliance with all covenants under the Platinum Loan Agreement.

The Platinum Loan Agreement, as amended, provides us with a credit facility of up to $50 million.  We drew a total of $4.5 million and $4.0 million under the credit facility in each of the years ended December 31, 2015 and 2013.  We did not make any draws under the credit facility during the year ended December 31, 2014.  In addition, $761,000 of interest was compounded and added to the balance of the Third Amended Platinum Note during the year ended December 31, 2015.  As of December 31, 2015, the outstanding principal balance of the Third Amended Platinum Note was approximately $8.5 million, consisting of $7.7 million of draws and $761,000 of compounded interest, with $27.3 million still available under the credit facility.  Based on the balance as of December 31, 2015, annual principal and interest payments on the Platinum credit facility are expected to be $0 in 2016 through 2020 and $19.2 million in 2021.

Under the terms of an Agreement dated March 14, 2016, among the Company and Platinum, including certain investment funds managed by it, Platinum has reaffirmed its obligations to make loans to the Company under the Platinum Loan Agreement.  See Directors, Executive Officers and Corporate Governance – Directors.

Capital Royalty Partners II, L.P.

In May 2015, Navidea and its subsidiary Macrophage Therapeutics, Inc., as guarantor, executed a Term Loan Agreement (the CRG Loan Agreement) with Capital Royalty Partners II L.P. (CRG) in its capacity as a lender and as control agent for other affiliated lenders party to the CRG Loan Agreement (collectively, the Lenders)  in which the Lenders agreed to make a term loan to the Company in the aggregate principal amount of $50 million (the CRG Term Loan), with an additional $10 million in loans to be made available upon the satisfaction of certain conditions stated in the CRG Loan Agreement.  Closing and funding of the CRG Term Loan occurred on May 15, 2015 (the Effective Date).  The principal balance of the CRG Term Loan will bear interest from the Effective Date at a per annum rate of interest equal to 14.0%.  Through March 31, 2019, the Company has the option of paying (i) 10.00% of the per annum interest in cash and (ii) 4.00% of the per annum interest as compounded interest, added to the aggregate principal amount of the CRG Term Loan.  During the year ended December 31, 2015, $1.3 million of interest was compounded and added to the balance of the CRG Term Loan.  In addition, the Company began paying the cash portion of the interest in arrears on June 30, 2015.  Principal is due in eight equal quarterly installments during the final two years of the term.  All unpaid principal, and accrued and unpaid interest, is due and payable in full on March 31, 2021.  As of December 31, 2015, the outstanding principal balance of the CRG Term Loan was $51.3 million including $1.3 million of compounded interest.  Although we did not achieve the 2015 annual revenue target initially established under the CRG Loan Agreement, in December 2015 CRG agreed to a reduction of that target and we were able to meet that reduced target, thereby complying with the covenant, and as of December 31, 2015, we were in compliance with all covenants of the CRG Loan Agreement.

As of the time of filing this report, it appears likely that we will need to draw on the Platinum line of credit in order to maintain compliance with the $5 million liquidity covenant of the CRG Loan Agreement beginning in the second quarter of 2016.  Our inability to meet the liquidity covenant would be an event of default under the CRG Loan Agreement.  In addition, if we are unable to reach the 2016 annual Lymphoseek sales revenue target of $22.5 million, this would also be an event of default under the CRG Loan Agreement; however, potential shortfalls to this revenue covenant are curable by the Company depositing 2.5 times the amount of the shortfall in a bank account controlled by CRG.  The events of default under the CRG Loan Agreement also include a failure of Platinum to perform its funding obligations under the Platinum Loan Agreement at any time as to which the Company had negative EBITDA for the most recent fiscal quarter, as a result either of Platinum’s repudiation of its obligations under the Platinum Loan Agreement, or the occurrence of an insolvency event with respect to Platinum.  Our ability to comply with these covenants may be affected by changes in our business condition or results of operations, or other events beyond our control.  An event of default would entitle CRG to accelerate the maturity of our indebtedness, increase the interest rate to the default rate of 18% per annum, and invoke other remedies available to it under the loan agreement and the related security agreement, including sale of the assets securing the debt, which could raise substantial doubt about the Company’s ability to continue as a going concern.

The majority of the proceeds from the CRG Note were used to repay all amounts outstanding under the Oxford Loan Agreement (discussed below).  The remaining proceeds are being used to support the growth of the Company's Manocept technology and for general operating purposes.  Based on the balance as of December 31, 2015 and assuming we continue to compound a portion of the interest through March 31, 2019, annual principal and interest payments on the CRG Term Loan are expected to be $5.3 million, $5.5 million, $5.7 million, $28.8 million, $32.9 million and $7.6 million in 2016, 2017, 2018, 2019, 2020 and 2021, respectively.  Although we expect these obligations to be repaid primarily through cash flow from operations, it is possibly that we may need to consider other financing options including additional draws on the Platinum line of credit or raising capital from other sources.

Oxford Debt

In March 2014, we executed a Loan and Security Agreement (the Oxford Loan Agreement) with Oxford Finance, LLC (Oxford), providing for a loan to the Company of $30 million.  Pursuant to the Oxford Loan Agreement, we issued Oxford: (1) Term Notes in the aggregate principal amount of $30 million, bearing interest at 8.5% (the Oxford Notes), and (2) Series KK warrants to purchase an aggregate of 391,032 shares of our common stock at an exercise price of $1.918 per share, expiring in March 2021 (the Series KK warrants).  We began making monthly payments of interest only on April 1, 2014, and monthly payments of principal and interest beginning April 1, 2015.  In May 2015, in connection with the consummation of the CRG Loan Agreement, the Company repaid all amounts outstanding under the Oxford Loan Agreement.  The payoff amount of $31.7 million included payments of $289,000 as a pre-payment fee and $2.4 million as an end-of-term final payment fee.  The Series KK warrants remained outstanding as of December 31, 2015.

GECC/MidCap Debt

In June 2013, we executed a Loan and Security Agreement (the GECC/MidCap Loan Agreement) with General Electric Capital Corporation (GECC) and MidCap Financial SBIC, LP (MidCap), pursuant to which we issued GECC and MidCap: (1) Term Notes in the aggregate principal amount of $25,000,000 (the GECC/MidCap Notes), and (2) Series HH warrants to purchase an aggregate of 301,205 shares of our common stock at an exercise price of $2.49 per share, expiring in June 2023 (the Series HH warrants).  In March 2014, in connection with the consummation of the Oxford Loan Agreement, we repaid all amounts outstanding under the GECC/MidCap Loan Agreement upon the receipt by GECC/MidCap of a payoff amount of $26.7 million, including $500,000 as a pre-payment fee and $1,000,000 as an end-of-term final payment fee.  The Series HH warrants remained outstanding as of December 31, 2015.

Hercules Debt

In December 2011, we executed a Loan and Security Agreement (the Hercules Loan Agreement) with Hercules Technology II, L.P. (Hercules), pursuant to which we issued Hercules: (1) a Secured Term Promissory Note in the principal amount of $7,000,000 (the Hercules Note), and (2) Series GG warrants to purchase 333,333 shares of our common stock at an exercise price of $2.10 per share, expiring in December 2016 (the Series GG warrants).  In June 2013, the Company used a portion of the proceeds from the GECC/MidCap Notes to pay the remaining $4.4 million of principal outstanding on the Hercules Note, as well as a $250,000 end-of-term fee and a $66,000 early payment penalty in accordance with the terms of the Hercules Loan Agreement.  The Series GG warrants remained outstanding as of December 31, 2015.

2013 Public Offerings

During 2013, we completed two public offerings resulting in issuance of 3,642,389 shares of the Company’s common stock.  The net proceeds to the Company were approximately $9.3 million after deducting expenses associated with the offerings.  The 2013 public offerings were made pursuant to the Company’s existing effective shelf registration statement on Form S-3.

Additionally, in September 2013, we entered into a Securities Purchase Agreement with Crede CG III Ltd. (Crede) for a registered direct public offering of 10,563,381 shares of our common stock at a price of $2.84 per share for total gross proceeds of $30.0 million.  The net proceeds to the Company upon issuance in 2013 were approximately $28.8 million after deducting expenses associated with the Securities Purchase Agreement, including placement agent fees of $999,000 (3.3% of the gross proceeds).  In addition to the common stock, we issued Series JJ warrants to purchase 3,169,015 shares of our common stock at an exercise price of $3.83 per share, expiring in September 2016.  In November 2014, Crede exchanged their Series JJ warrants for 3,843,223 shares of our common stock in accordance with the terms of the Series JJ warrant agreement.

Summary

Our future liquidity and capital requirements will depend on a number of factors, including our ability to achieve market acceptance of our products, our ability to comply with the covenants of our debt agreements, our ability to complete the development and commercialization of new products, our ability to monetize our investment in non-core technologies, our ability to obtain milestone or development funds from potential development and distribution partners, regulatory actions by the FDA and international regulatory bodies, the ability to procure required financial resources, and intellectual property protection.

Although we did not achieve the 2015 annual Lymphoseek sales revenue target of $11 million as initially established under the CRG Loan Agreement, in December 2015 CRG agreed to a reduction of that target to $10 million and we were able to meet that reduced target with Lymphoseek sales revenue of $10.3 million, thereby complying with the covenant.  As of December 31, 2015, we were in compliance with all covenants of the CRG Loan Agreement.  As of the time of filing this report, it appears likely that we will need to draw on the Platinum line of credit in order to maintain compliance with the $5 million liquidity covenant of the CRG Loan Agreement beginning in the second quarter of 2016.  Our inability to meet the liquidity covenant would be an event of default under the CRG Loan Agreement.  In addition, if we are unable to reach the 2016 annual Lymphoseek sales revenue target of $22.5 million, this would also be an event of default under the CRG Loan Agreement; however, potential shortfalls to this revenue covenant are curable by the Company depositing 2.5 times the amount of the shortfall in a bank account controlled by CRG.  The events of default under the CRG Loan Agreement also include a failure of Platinum to perform its funding obligations under the Platinum Loan Agreement at any time as to which the Company had negative EBITDA for the most recent fiscal quarter, as a result either of Platinum’s repudiation of its obligations under the Platinum Loan Agreement, or the occurrence of an insolvency event with respect to

Platinum.  Our ability to comply with these covenants may be affected by changes in our business condition or results of operations, or other events beyond our control.  An event of default would entitle CRG to accelerate the maturity of our indebtedness, increase the interest rate to the default rate of 18% per annum, and invoke other remedies available to it under the loan agreement and the related security agreement, which could raise substantial doubt about the Company’s ability to continue as a going concern.

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

In April 2015, the Company entered into an agreement with Alseres to terminate the sub-license agreement dated July 31, 2012 for research, development and commercialization of NAV5001.  Under the terms of this agreement, Navidea transferred all regulatory, clinical and manufacturing-related data related to NAV5001 to Alseres.  Alseres agreed to reimburse Navidea for any incurred maintenance costs of the contract manufacturer retroactive to March 1, 2015.  In addition, Navidea has supplied clinical support services for NAV5001 on a cost-plus reimbursement basis.  However, to this point, Alseres has been unsuccessful in raising the funds necessary to restart the program and reimburse Navidea. As a result, we have taken steps to end our obligations under the agreement and notified Alseres that we consider them in breach of the agreement.  We are in the process of trying to recover the funds we expended complying with our obligations under the termination agreement.

The Company is currently engaged in discussions related to the potential partnering or divestiture of NAV4694.  We continue to have active interest from potential partners or acquirers; however, our negotiations have experienced delays due in large part to litigation brought by one of the potential partners (see Item 3 – Legal Proceedings). The Company believes the suit is without merit and has filed a motion to dismiss the action.  While it is not possible to determine with any degree of certainty the ultimate outcome of this legal proceeding, including making a determination of liability, we believe that we have meritorious defenses with respect to the claims asserted against us and intend to vigorously defend our position.

The Company is also working to establish additional sources of non-dilutive funding, including collaborations and grant funding that can augment the balance sheet as the Company works to reduce spending to levels that can be increasingly offset by growing Lymphoseek revenue.  In particular, substantial progress on the Manocept platform has resulted in several promising opportunities, including our R-NAV, LLC venture which began in July 2014, the formation of Macrophage Therapeutics, Inc. in January 2015, and Macrophage Therapeutics' research collaboration agreement with BIND Therapeutics, Inc. executed in June 2015.

We plan to focus our resources for 2016 primarily on increasing sales of Lymphoseek and development of products based on the Manocept platform.  Although management believes that it will be able to achieve these objectives, they are subject to a number of variables beyond our control, including the nature and timing of any partnering opportunities, the ability to modify contractual commitments made in connection with these programs, and the timing and expense associated with suspension or alteration of clinical trials, and consequently we cannot assure you that we will be able to achieve our objective of bringing our expenses in line with our revenues, and we may need to seek additional debt or equity financing if we cannot achieve that objective in a timely manner.

As stated above, we believe that our current cash balance, in conjunction with projected revenue growth derived from sales of Lymphoseek and our Platinum line of credit, provides us with the foundation with which to build our business.  Our capital position is further supported by our ability to control expenses, the potential for partnership funding, and the potential to access capital markets through our shelf registration (though we have no current intention to raise additional equity capital using the shelf registration) provide us with adequate financial resources to continue to fund our business plan.  We continually monitor our cash flows and financial projections with the goal of reaching cash flow breakeven from operations as soon as possible.  At this time, we expect to achieve cash flow breakeven from operations during the second half of 2016, and possibly as early as in the second quarter if the Company is successful in closing a transaction related to its NAV4694 product candidate.  During 2015, we continued making limited investment in the NAV4694 clinical trial process based on our expectation that we will be successful in ultimately securing a partnership that will provide us some level of return on this investment which is incremental to the carrying costs we are presently incurring.  However, we cannot assure you that Lymphoseek will generate our expected levels of sales and cash flow or that the partnership discussions in which we are engaged will yield the level of return we are anticipating.  We will continue to evaluate our time lines, strategic needs, and balance sheet requirements.  We cannot assure you that if we attempt to raise additional capital through debt, royalty, equity or otherwise, we will be successful in doing so on terms acceptable to the Company, or at all.  We also cannot assure you that we will be able to gain access and/or be able to execute on securing new development opportunities, successfully obtain regulatory approval for and commercialize new products, achieve significant product revenues from our products, or achieve or sustain profitability in the future.  See Risk Factors.

Recent Accounting Developments

In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-02, Amendments to the Consolidation Analysis.  ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities.  All legal entities are subject to reevaluation under the revised consolidation model.  Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, and (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships.  ASU 2015-02 is effective for public entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.  The amendments may be applied using a modified retrospective approach or a full retrospective approach.  Early adoption is permitted, including adoption in an interim period.  The adoption of ASU 2015-02 is not expected to have a material effect on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability rather than as an asset.  The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03.  ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early adoption is permitted.  Entities must apply the amendments in ASU 2015-03 on a retrospective basis.  During the second quarter of 2015, the Company elected early adoption of ASU 2015-03.  The consolidated balance sheet as of December 31, 2014 has been adjusted to reflect retrospective application of the new method of presentation.  Deferred debt issuance costs totaling $90,000 that were included in other assets as of December 31, 2014 were reclassified as discounts on notes payable, current, of $35,000 and discounts on notes payable, long term, of $55,000.  We have reflected all debt issuance costs as a reduction of the debt on the balance sheets as of December 31, 2015 and 2014, and will continue to do so in future periods.  The adoption of ASU 2015-03 had no impact on the consolidated statements of operations, stockholders' deficit or cash flows.

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

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers.  ASU 2015-14 defers the effective date of ASU No. 2014-09 for all entities by one year.  Public business entities should adopt the new revenue recognition standard for annual reporting periods beginning after December 15, 2017, including interim periods within that year.  Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year.  We are currently evaluating the potential impact that the adoption of ASU 2014-09 may have on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes.  ASU 2015-17 eliminates the requirement to bifurcate deferred taxes between current and noncurrent on the balance sheet and requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet.  ASU 2015-17 may be applied retrospectively or prospectively and early adoption is permitted.  We early-adopted ASU 2015-17 as of December 31, 2015 and the statement of financial position as of this date reflects the revised classification of current deferred tax assets and liabilities as noncurrent. Adoption of ASU 2015-17 resulted in a retrospective reclassification between current deferred tax assets and noncurrent deferred tax assets.

In February 2016, the FASB issued ASU No. 2016-02, Leases.  ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  While we are still evaluating the impact of our pending adoption of the new standard on our consolidated financial statements, we expect that upon adoption we will recognize ROU assets and lease liabilities and that the amounts could be material.

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

We earn additional revenues based on a percentage of the actual net revenues achieved by Cardinal Health on sales to end customers made during each fiscal year.  The amount we charge Cardinal Health related to end customer sales of Lymphoseek are subject to a retroactive annual adjustment.  To the extent that we can reasonably estimate the end customer prices received by Cardinal Health, we record sales based upon these estimates at the time of sale.  If we are unable to reasonably estimate end customer sales prices related to products sold, we record revenue related to these product sales at the minimum (i.e., floor) price provided for under our distribution agreement with Cardinal Health.

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

Contractual Obligations and Commercial Commitments

The following table presents our contractual obligations and commercial commitments as of December 31, 2015.

	Payments Due By Period
Contractual Cash Obligations	Total	2016	2017	2018	2019	2020	Thereafter
Purchase obligations	$2,252,818	$2,252,818	$—	$—	$—	$—	$—
Capital lease obligation	2,279	2,279	—	—	—	—	—
Operating lease obligations	1,979,703	271,831	277,946	284,247	290,734	297,405	557,540
Principal and interest on long-term debt (1)	105,366,323	5,628,730	5,497,680	5,724,056	28,843,892	32,872,338	26,799,627
Total contractual cash obligations	$109,601,123	$8,155,658	$5,775,626	$6,008,303	$29,134,626	$33,169,743	$27,357,167

*	This table does not include obligations such as license agreements, contracted services, or employment agreements as such obligations are dependent upon performance conditions.
(1)	The amounts in this table assume that the Company will choose to compound a portion of the interest as long as that option is available under the terms of the CRG Loan Agreement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  As of December 31, 2015, our $7.2 million in cash was primarily invested in interest-bearing money market accounts.  Due to the low interest rates being realized on these accounts, we believe that a hypothetical 10% increase or decrease in market interest rates would not have a material impact on our consolidated financial position, results of operations or cash flows.

We also have exposure to changes in interest rates on our variable-rate debt obligations.  As of December 31, 2015, the interest rate on certain of our debt obligations was the greater of: (a) the U.S. prime rate as reported in The Wall Street Journal plus 6.75%, (b) 10.0% and (c) the highest rate of interest payable pursuant to the CRG Term Loan plus 0.125% (effective interest rate as of December 31, 2015 was 14.125%).  Based on the effective rate of our variable-rate borrowings, which totaled approximately $8.5 million at December 31, 2015, an immediate one percentage point increase or decrease in the U.S. prime rate would not affect our annual interest expense.

Foreign Currency Exchange Rate Risk.  We do not currently have material foreign currency exposure related to our assets as the majority are denominated in U.S. currency and our foreign-currency based transaction exchange risk is not material.  For the years ended December 31, 2015, 2014 and 2013, we recorded foreign currency transaction gains (losses) of approximately $41,000, $87,000 and $(8,000), respectively.

Equity Price Risk. We do not use derivative instruments for hedging of market risks or for trading or speculative purposes.  Derivative instruments embedded in contracts, to the extent not already a free-standing contract, are bifurcated and accounted for separately.  All derivatives are recorded on the consolidated balance sheet at fair value in accordance with current accounting guidelines for such complex financial instruments.  The fair value of our warrant liabilities is determined using various inputs and assumptions, several of which are based on a survey of peer group companies since the warrants are exercisable for common stock of a non-public subsidiary company.  As of December 31, 2015, we had approximately $63,000 of derivative liabilities recorded on our balance sheet related to outstanding MT warrants.  Due to the relatively low valuation of the MT warrants, a hypothetical 50% change in our stock price would not have a material effect on the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, and the related notes, together with the report of BDO USA, LLP dated March 23, 2016 are set forth at pages F-1 through F-31 attached hereto and incorporated herein by reference.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2015.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

As described below, we identified a material weakness in the Company’s internal control over financial reporting.  As a result, our CEO and CFO concluded that our disclosure controls were not effective as of December 31, 2015.  In light of the identification of a material weakness in internal control over financial reporting, the Company has performed additional internal procedures, including validating the completeness and accuracy of the underlying data used for accounting for the subsidiary prior to filing this Annual Report on Form 10-K.

These additional procedures have allowed us to conclude that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements included in this report fairly present, in all material respects, the Company’s consolidated financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

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

Under the supervision and with the participation of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2015, we did not maintain effective monitoring and oversight of financial reporting of our subsidiary, Macrophage Therapeutics, Inc., by failing to ensure compliance with Company policies and procedures by the CEO and COO of our subsidiary regarding providing complete, accurate and timely financial information to the parent company.  There were no material adjustments to our current or previously filed interim consolidated financial statements during the year ended December 31, 2015 as a result of this material weakness.  However, management believes there is a reasonable possibility that this control deficiency, if uncorrected, could result in material misstatements in the annual or interim consolidated financial statements that would not be prevented or detected in a timely manner.  Accordingly, we have determined that this control deficiency constitutes a material weakness.

Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015, based on criteria described in Internal Control – Integrated Framework (2013) issued by COSO.  BDO USA, LLP, our independent registered public accounting firm, has issued an attestation report covering our internal control over financial reporting, which begins on page 52.

Changes in Internal Control Over Financial Reporting

Except for the change noted above, during the quarter ended December 31, 2015, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Navidea Biopharmaceuticals, Inc.

Dublin, Ohio

We have audited Navidea Biopharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Navidea Biopharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” included in Item 9A.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  A material weakness regarding management’s failure to design and maintain controls over the internal communication of timely, accurate and complete financial information between the Company’s subsidiary and the parent entity has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 financial statements, and this report does not affect our report dated March 23, 2016 on those financial statements.

In our opinion, Navidea Biopharmaceuticals, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on the COSO criteria.  We do not express an opinion or any other form of assurance on management’s statements referring to any actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Navidea Biopharmaceuticals, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 23, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois

March 23, 2016

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Set forth below are the names and committee assignments of the persons who constitute our Board of Directors.

Name	Age	Committee(s)
Brendan A. Ford	57	Audit (Chairman); Compensation, Nominating and Governance
Michael M. Goldberg, M.D.	57	—
Ricardo J. Gonzalez	45	—
Anton Gueth	59	Audit; Compensation, Nominating and Governance (Chairman)
Eric K. Rowinsky, M.D.	59	Compensation, Nominating and Governance
Gordon A. Troup	62	Audit; Compensation, Nominating and Governance

Under the terms of an Agreement (Agreement) dated March 14, 2016, among the Company and Platinum, including certain investment funds managed by it, the Company has agreed to elect two directors to fill vacancies in its Board of Directors.  Dr. Mark Greene will serve for a term expiring at the 2017 annual meeting of stockholders, and Dr. Anthony Fiorino will serve for a term expiring at the 2018 annual meeting.  The election of each director will take effect following the filing of this Report and upon the execution and delivery by the director of a director agreement and director questionnaire in the form requested by the Company.  In addition, the Agreement provides that Brendan A. Ford will resign as a director of the Company immediately following the filing of this Report.  Finally, the Agreement contains certain standstill provisions whereby the Platinum parties agreed to refrain for a period of 18 months from taking certain actions potentially affecting control of the Company.

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

Director whose term continues until immediately after this Annual Report on Form 10-K is filed:

Brendan A. Ford has served as a director of Navidea since July 2010.  Since 2007, Mr. Ford has been a partner in Talisman Capital Partners, a private investment partnership focusing on middle-market companies.  From 1991 through 2007, Mr. Ford served in various executive positions including Executive Vice President, Business Development and Corporate Strategy with Cardinal Health, Inc., primarily in capacities related to mergers, acquisitions and related strategic activities, and was involved in over $19 billion in acquisition and disposition transactions for Cardinal.  Prior to his service with Cardinal Health, Mr. Ford practiced law with Baker and Hostetler from 1986 to 1991.  From 1980 to 1983, Mr. Ford was employed by Touche Ross LLP as a certified public accountant. Mr. Ford has a B.S. in Business from Miami University, and a J.D. from The Ohio State University.  Mr. Ford serves as a director and board committee member for several privately held companies.  Under the terms of an Agreement dated March 14, 2016, among the Company and Platinum, Mr. Ford will resign as a director of the Company immediately following the filing of this Report.

Directors whose terms continue until the 2016 Annual Meeting:

Anton Gueth has served as a Director of Navidea since June 2015 and is Chairman of the Board of Directors.  Mr. Gueth is currently Managing Director of EVOLUTION Life Science Partners.  He is also the founder and Managing Partner of Gueth Consulting LLC, a consulting firm focusing on pharmaceutical and biotechnology clients in the areas of licensing, early stage financing and alliance management.  Mr. Gueth was previously a Managing Director of Burrill Securities.  Mr. Gueth’s career includes nearly 19 years with Eli Lilly and Company (Lilly), most recently as director of Alliance Management.  He also served as General Manager of Lilly's African and Middle Eastern operations; Vice President of Financial Planning and Treasury of PCS Health Systems; as well as held other sales, marketing, operations and financial positions.  He is currently a member of the board of directors of Antares Pharma.  Mr. Gueth received his master’s degree in public affairs from Indiana University and an M.S. in agricultural economics from Justus Liebig University in Germany.

Eric K. Rowinsky, M.D. has served as a director of Navidea since July 2010.  Dr. Rowinsky has served as Executive Chairman, President, and Head of the Scientific Advisory Board of RGenix, Inc, since June 2015.  He has also been the Head of Research and Development, Executive Vice President, and Chief Medical Officer of Stemline Therapeutics, Inc. from 2012 to 2015, and was the Chief Executive Officer and Founder of Primrose Therapeutics from August 2010 to September 2011 at which time it was acquired by Stemline.  From 2005 to 2009, he served as the Chief Medical Officer and Executive Vice President of Clinical Development and Regulatory Affairs of ImClone Systems Incorporated, a life sciences company, which was acquired by Eli Lilly.  Prior to that, Dr. Rowinsky held several positions at the Cancer Therapy & Research Center’s Institute of Drug Development, including Director of the Institute, Director of Clinical Research and SBC Endowed Chair for Early Drug Development, and concurrently served as Clinical Professor of Medicine in the Division of Medical Oncology at the University of Texas Health Science Center at San Antonio.  Dr. Rowinsky was an Associate Professor of Oncology at the Johns Hopkins University School of Medicine and on active staff at the Johns Hopkins School of Medicine from 1987 to 1996.  Dr. Rowinsky is a member of the boards of directors of Biogen Idec, Inc., BIND Therapeutics, Inc., and Fortress Biosciences, Inc., publicly-held life sciences companies.  He is also an Adjunct Professor of Medicine at New York University.  Dr. Rowinsky has extensive research and drug development experience, oncology expertise, corporate strategy, and broad scientific and medical knowledge.

Directors whose terms continue until the 2017 Annual Meeting:

Michael M. Goldberg, M.D. has served as a director of Navidea since November 2013 and as Chief Executive Officer of Macrophage Therapeutics, Inc. since March 2015.  Dr. Goldberg has served as a Managing Partner of Montaur Capital Partners since January 2007.  Dr. Goldberg served as the Chief Executive Officer of Emisphere Technologies, Inc., from August 1990 to January 2007 and as its President from August 1990 to October 1995.  He served as Vice President of The First Boston Corp., where he was a founding member of the Healthcare Banking Group.  Dr. Goldberg is or has been a director of Alliqua, Inc., Echo Therapeutics, Inc., AngioLight, Inc., Urigen Pharmaceuticals, Inc., and Adventrx Pharmaceuticals, Inc. Dr. Goldberg received a B.S. degree from Rensselaer Polytechnic Institute, an M.D. from Albany Medical College of Union University in 1982, and an M.B.A. from Columbia University Graduate School of Business in 1985.

Ricardo J. Gonzalez joined Navidea in October 2014 and currently serves as our President and Chief Executive Officer.  Prior to joining Navidea, Mr. Gonzalez held positions of increasing responsibility at Spectrum Pharmaceuticals, Inc. (Spectrum) from March

2008 to October 2014.  While at Spectrum, Mr. Gonzalez led teams in the U.S. and abroad and played an active role in the evolution of the organization from a product development company to a global commercial enterprise.  Most recently he was responsible for designing and leading the globalization and commercialization strategy for international markets including Europe, Asia, Middle East and Latin America.  Of Mr. Gonzalez’s over 20 years of experience in the pharmaceutical industry, 14 years have been focused in specialty markets, including HIV/AIDS, Hematology and Oncology.  Mr. Gonzalez’s prior experience includes roles in all aspects of product commercialization including sales, marketing, operations, distribution, managed markets, contracting, reimbursement, pricing and government affairs with several companies including Abraxis Oncology, Genzyme, Ligand Pharmaceuticals, Roche Laboratories and GlaxoSmithKline.  Mr. Gonzalez earned his B.S. in Business Logistics from Penn State University.

Director whose term continues until the 2018 Annual Meeting:

Gordon A. Troup has served as a director of Navidea since July 2008.  Mr. Troup served as President of the Nuclear Pharmacy Services business at Cardinal Health, Inc. (Cardinal Health), a multinational medical products and services company, from January 2003 until his retirement in December 2007.  Mr. Troup joined Cardinal Health in 1990 and was appointed Group President of Pharmaceutical Distribution and Specialty Distribution Services in 1999.  Prior to joining Cardinal Health, Mr. Troup was employed for 10 years by American Hospital Supply Corporation and for 3 years by Zellerbach Paper, a Mead Company.  In July 2015 Mr. Troup retired as a partner, owner and Chairman of the Board of Scioto Properties, LLC, a provider of group homes to the developmentally disabled nationwide.  Mr. Troup is currently Chairman of the Advisory Board of Guild Associates, Inc., a chemical engineering and research and development company serving the energy and military community.  Mr. Troup is a member of several national healthcare trade organizations and is active in a number of not-for-profit organizations.  Mr. Troup has a B.S. degree in Business Management from San Diego State University.

Executive Officers

In addition to Mr. Gonzalez, the following individuals are senior executive officers of Navidea and serve in the position(s) indicated below:

Name	Age	Position
Frederick O. Cope, Ph.D.	69	Senior Vice President and Chief Scientific Officer
Thomas J. Klima	44	Senior Vice President and Chief Commercial Officer
Brent L. Larson	52	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
William J. Regan	64	Senior Vice President and Chief Compliance Officer

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

Thomas J. Klima has served as Senior Vice President and Chief Commercial Officer of Navidea since January 2015.  Before joining Navidea, Mr. Klima served as National Sales Director/Head of Sales of Algeta from September 2012 to April 2014, when Algeta was acquired by Bayer AG. Mr. Klima led oncology strategy for Bayer from April 2014 to December 2014.  Prior to that, Mr. Klima was Senior Director, Marketing at Dendreon Corporation from September 2009 to September 2012.  From February 2000 to September 2009, Mr. Klima held positions of increasing responsibility at Eli Lilly, most recently serving as Director, Marketing US Cymbalta Brand Team.  Mr. Klima has a B.A. degree in Business Administration and Marketing from Western State College.

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

William J. Regan joined Navidea in October 2012 and currently serves as our Senior Vice President and Chief Compliance Officer.  Prior to accepting his position with Navidea, Mr. Regan served as a consultant to Navidea from July 2011 to September 2012.  As Principal of Regan Advisory Services (RAS) from September 2006 to September 2012, Mr. Regan consulted on all aspects of regulatory affairs within pharmaceutical, biotechnology and diagnostic imaging businesses, including PET diagnostic agents (cardiovascular, neurology, and oncology), contrast agents, and radiopharmaceuticals.  Previous to RAS, Mr. Regan held roles of increasing responsibility in radiopharmaceutical manufacturing, quality assurance, pharmaceutical technology and regulatory affairs at Bristol-Myers Squibb (BMS).  From September 2001 to August 2006, he served as global regulatory head for BMS’ Medical Imaging business where he was responsible for all regulatory aspects of the company’s in-market and pipeline products and led regulatory actions resulting in product approvals.  Mr. Regan has led efforts to gain two major FDA label expansions for Lymphoseek and in addition has obtained EU regulatory approval for Lymphoseek during 2014.  Mr. Regan has been an active member in the Society of Nuclear Medicine, Council on Radionuclides and Radiopharmaceuticals (CORAR), and Medical Imaging and Technology Alliance, and formerly served as the industry chair of the Regulatory and Clinical Practice committee on behalf of CORAR.  Mr. Regan serves on the Mass Down Syndrome Congress Business Advisory Council and is a Managing Board Director for Turner Hill LLC.  Mr. Regan holds a B.A. in Chemistry from Rutgers University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of our securities with the Securities and Exchange Commission.  Copies of the reports are required by SEC regulation to be furnished to us.  Based on our review of these reports and written representations from reporting persons, we believe that all reporting persons complied with all filing requirements during the fiscal year ended December 31, 2015, except for: Michael M. Goldberg, M.D. and Gordon A. Troup, who each had one late Form 4 filing related to stock issued in lieu of cash for payment of board retainers.

To the Company’s knowledge, Dr. Goldberg has not filed any report under Section 16(a) with respect to the securities of the Company that he as a right to acquire from Platinum.  See Security Ownership of Principal Stockholders, Directors, Nominees and Executive Officers and Related Stockholder Matters.

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

Board of Directors Meetings

Our Board of Directors held a total of 12 meetings in the fiscal year ended December 31, 2015, and each of the directors attended at least 75 percent of the aggregate number of meetings of the Board of Directors and committees (if any) on which he served.  It is our policy that all directors attend the Annual Meeting of Stockholders.  However, conflicts and unforeseen events may prevent the attendance of a director, or directors.  All then-current members of our Board of Directors attended the 2015 Annual Meeting of Stockholders in person.

The Board of Directors maintains the following committees to assist it in its oversight responsibilities. The current membership of each committee is indicated in the list of directors set forth under “Board of Directors” above.

Audit Committee

The Audit Committee of the Board of Directors selects our independent registered public accounting firm with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, the accounting principles that we use in financial reporting, and the adequacy of our internal control procedures.  The members of our Audit Committee are: Brendan A. Ford (Chairman), Anton Gueth, and Gordon A. Troup, each of whom is “independent” under Section 803A of the NYSE MKT Company Guide.  The Board of Directors has determined that Brendan A. Ford meets the requirements of an “audit committee financial expert” as set forth in Section 407(d)(5) of Regulation S-K promulgated by the SEC.  Under the terms of an Agreement dated March 14, 2016, among the Company and Platinum, Mr. Ford will resign as a director of the Company immediately following the filing of this Report.  The Board is expected to appoint new Audit Committee members following Mr. Ford’s departure.  The Audit Committee held nine meetings in the fiscal year ended December 31, 2015.  The Board of Directors adopted a written Amended and Restated Audit Committee Charter on April 30, 2004.  A copy of the Amended and Restated Audit Committee Charter is posted on the Company’s website at www.navidea.com.

Compensation, Nominating and Governance Committee

The CNG Committee of the Board of Directors discharges the Board’s responsibilities relating to the compensation of the Company's directors, executive officers and associates, identifies and recommends to the Board of Directors nominees for election to the Board, and assists the Board in the implementation of sound corporate governance principles and practices.  With respect to its compensation functions, the CNG Committee evaluates and approves executive officer compensation and reviews and makes recommendations to the Board with respect to director compensation, including incentive or equity-based compensation plans; reviews and evaluates any discussion and analysis of executive officer and director compensation included in the Company’s annual report or proxy statement, and prepares and approves any report on executive officer and director compensation for inclusion in the Company’s annual report or proxy statement required by applicable rules and regulations; and monitors and evaluates, at the Committee’s discretion, matters relating to the compensation and benefits structure of the Company and such other domestic and foreign subsidiaries or affiliates, as it deems appropriate.  The members of our CNG Committee are: Anton Gueth (Chairman), Brendan A. Ford, Eric K. Rowinsky, M.D., and Gordon A. Troup.  Under the terms of an Agreement dated March 14, 2016, among the Company and Platinum, Mr. Ford will resign as a director of the Company immediately following the filing of this Report.  The Board is expected to appoint new CNG Committee members following Mr. Ford’s departure.  The CNG Committee held three meetings in the fiscal year ended December 31, 2015 to complement compensation-related discussions held by the full Board.  The Board of Directors adopted a written Compensation, Nominating and Governance Committee Charter on February 26, 2009.  A copy of the Compensation, Nominating and Governance Committee Charter is posted on the Company’s website at www.navidea.com.

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

Independent Compensation Expertise.  The CNG Committee is authorized to retain independent experts to assist in evaluating executive compensation plans and in setting executive compensation levels.  These experts provide information on trends and best practices so the CNG Committee can formulate ongoing plans for executive compensation.  The CNG Committee retained Pearl Meyer & Partners (Pearl Meyer) as its independent expert to assist in the determination of the reasonableness and competitiveness of the executive compensation plans and senior executives’ individual compensation levels for fiscal 2015.  No conflict of interest exists that would prevent Pearl Meyer from serving as independent consultant to the CNG Committee.

For fiscal 2015, Pearl Meyer performed a benchmark compensation review of our key executive positions, including our Named Executive Officers.  Pearl Meyer utilized both published survey and proxy reported data from compensation peers, with market data aged to March 1, 2016 by an annualized rate of 3.0%, the expected pay increase in 2016 for executives in the life sciences industry.

In evaluating appropriate executive compensation, it is common practice to set targets at a point within the competitive marketplace.  The CNG Committee sets its competitive compensation levels based upon its compensation philosophy.  Following completion of the Pearl Meyer study for 2015, the CNG Committee noted that our overall executive compensation was, in aggregate, below the 25th percentile for an established peer group of companies.

Peer Group Companies.  In addition to independent survey analysis, in 2015 the CNG Committee also reviewed the compensation levels at specific competitive benchmark companies.  With input from management, the CNG Committee chose the peer companies because they operate within the biotechnology industry, have market capitalization between $100 million and $500 million, have similar business models to our Company or have comparable key executive positions.  While the specific plans for these companies may or may not be used, it is helpful to review their compensation data to provide benchmarks for the overall compensation levels that will be used to attract, hire, retain and motivate our executives.

As competitors and similarly situated companies that compete for the same executive talent, the CNG Committee determined that the following peer group companies most closely matched the responsibilities and requirements of our executives:

Sangamo Biosciences, Inc.	ArQule, Inc.
Inovio Pharmaceuticals, Inc.	Galena Biopharma, Inc.
Geron Corporation	Keryx Biopharmaceuticals, Inc.
Rigel Pharmaceuticals, Inc.	BioTime, Inc.
OncoMed Pharmaceuticals, Inc.	Omeros Corporation
CTI BioPharma Corp.	Immunomedics, Inc.
Unilife Corporation	Nymox Pharmaceutical Corporation

Pearl Meyer and the CNG Committee used the publicly available compensation information for these companies to analyze our competitive position in the industry.  Base salaries and short-term and long term incentive plans of the executives of these companies were reviewed to provide background and perspective in analyzing the compensation levels for our executives.

Specific Elements of Executive Compensation

Base Salary.  Using information gathered by Pearl Meyer, peer company data, national surveys, general compensation trend information and recommendations from management, the CNG Committee approved the fiscal 2015 base salaries for our senior executives.  Base salaries for senior executives are set using the CNG Committee’s philosophy that compensation should be competitive and based upon performance.  Executives should expect that their base salaries, coupled with a cash bonus award, would provide them the opportunity to be compensated at or above the competitive market at the 40th to 50th percentile.

Based on competitive reviews of similar positions, industry salary trends, overall company results and individual performance, salary increases may be approved from time to time.  The CNG Committee reviews and approves base salaries of all executive officers.  In setting specific base salaries for fiscal 2015, the CNG Committee considered published proxy data for similar positions at peer group companies.

The following table shows the changes in base salaries for the Named Executive Officers that were approved for fiscal 2015 compared to the approved salaries for fiscal 2014:

Named Executive Officer	Fiscal 2015 Base Salary(a)	Fiscal 2014 Base Salary	Change(b)
Ricardo J. Gonzalez	$375,000	$375,000	0.0%
Frederick O. Cope, Ph.D.	279,130	279,130	0.0%
Thomas J. Klima	270,000	—	N/A
Brent L. Larson	260,000	260,000	0.0%
Michael B. Tomblyn, M.D.(c)	300,000	—	N/A

(a)

The amount shown for fiscal 2015 is the approved annual salary of the Named Executive Officer in effect at the end of 2015.  The actual amount paid to the Named Executive Officer during fiscal 2015 is shown under “Salary” in the Summary Compensation table below.

(b)	Based on the performance of the Company's stock during 2014, Mr. Gonzalez, Dr. Cope and Mr. Larson did not receive salary increases in 2015.
(c)	Dr. Tomblyn separated from the Company effective February 19, 2016.

The CNG Committee has not approved any changes to base salaries of Named Executive Officers for fiscal 2016.

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

In March 2015, the CNG Committee established the fiscal 2015 targets and performance measures for all Company employees.  For fiscal 2015, the cash bonus for each executive officer was a function of the designated target bonus amount and certain business performance objectives, weighted as a percentage of the total target amount.  The business performance objectives established for fiscal 2015 were as follows:

•	Achievement of a specified revenue amount from Lymphoseek sales during fiscal 2015, subject to a maximum 65% reduction of bonus if not achieved.

•	Adherence to corporate, departmental and project budgets to within a variance of +/- 5%, subject to a maximum 15% reduction of bonus if not achieved.
•	Initiation of enrollment in a clinical trial in support of Lymphoseek life cycle management in one of the three specified indications, subject to a maximum 5% reduction of bonus if not achieved.
•	Achievement of the following goals related to Macrophage Therapeutics, subject to a maximum 5% reduction of bonus if not achieved:
o	Form and engage the scientific advisory board to inform disease target selection; and
o	Establish a development plan based on disease targets.
•	Discretionary bonus, equal to 10% of the total bonus objective.

For the Named Executive Officers, the following cash bonus targets were established for fiscal 2015:

Named Executive Officer	Target Cash Bonus (% of Salary)	Target Cash Bonus ($ Amount)
Ricardo J. Gonzalez	50.0%	187,500
Frederick O. Cope, Ph.D.	35.0%	97,696
Thomas J. Klima	35.0%	94,500
Brent L. Larson	35.0%	91,000
Michael B. Tomblyn, M.D.(a)	35.0%	105,000

(a)	Dr. Tomblyn separated from the Company effective February 19, 2016, therefore no bonus will be awarded to Dr. Tomblyn for fiscal 2015.

In February 2016, the CNG Committee determined the extent to which the Company’s executive officers achieved the goals during 2015.  With respect to the first objective, (i) the Company generated only a portion of the specified target revenue amount from Lymphoseek sales during fiscal 2015, resulting in a reduction in the target bonus amount; (ii) adherence to corporate, departmental project budgets to within a variance of +/- 5% was achieved; (iii) initiation of enrollment in a clinical trial in support of Lymphoseek life cycle management in one of three specified indications was not achieved to the degree expected, resulting in a reduction in the target bonus amount; and (iv) the scientific advisory board for Macrophage Therapeutics was formed and engaged, and a development plan was established based on disease targets.  With regard to the first objective, the specified revenue amount from Lymphoseek sales was not achieved as originally intended; however, the CNG Committee concluded that based on meeting the lower end of guidance for fiscal 2015, this component would be subject to a 39% reduction of the total bonus payout for executives and a 26% reduction of the total bonus payout for non-executives.  With respect to the second objective, adherence to corporate, departmental and project budget goals evidenced successful achievement of that goal.  With regard to the third objective, the CNG Committee concluded that this component would be subject to a further 2.5% reduction of the total bonus payout.  With respect to the fourth objective, formation and engagement of the Macrophage Therapeutics scientific advisory board and establishment of a development plan based on disease targets evidenced successful achievement of that goal.  With respect to the discretionary portion of the total bonus opportunity, the CNG Committee concluded that this component would be subject to a further 2.5% reduction of the total bonus payout for executives and a further 2% reduction of the total bonus payout for non-executives.  After reviewing the business performance objectives and the related proposed payouts, the Board of Directors approved the total cash bonus payouts for non-executive employees of the Company.  In an effort to conserve cash resources, the Board of Directors also determined that fifty percent of the 2015 bonus amount payable to certain executive officers would be paid in stock options in lieu of cash, calculated based on the Black-Scholes value of the options on the date of grant.  As such, Dr. Cope, Mr. Klima and Mr. Larson were awarded options to purchase 58,510, 56,598 and 54,501, respectively, shares of common stock of the Company at an exercise price of $0.98 per share, vesting immediately upon the date of grant and expiring after ten years.  The Board of Directors has not yet finalized what portion, if any, of Mr. Gonzalez’s 2015 bonus amount will be payable in equity.

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

Ricardo J. Gonzalez.  Mr. Gonzalez is employed under a 36-month employment agreement effective through October 13, 2017.  The employment agreement provides for an annual base salary of $375,000.  For the calendar year ending December 31, 2015, the CNG Committee determined that the maximum bonus payment to Mr. Gonzalez would be $187,500.

Frederick O. Cope, Ph.D.  Dr. Cope was employed under a 24-month employment agreement effective through December 31, 2014.  The employment agreement provided for an annual base salary of $271,000.  Effective May 1, 2013, Dr. Cope’s annual base salary was increased to $279,130.  For the calendar year ending December 31, 2015, the CNG Committee determined that the maximum bonus payment to Dr. Cope would be $97,696.  Although Dr. Cope's employment agreement expired on December 31, 2014, the terms of the agreement provide for continuation of certain terms of the employment agreement as long as Dr. Cope continues to be an employee of the Company following expiration of the agreement.

Thomas J. Klima.  Mr. Klima is employed under a 24-month employment agreement effective through January 1, 2017.  The employment agreement provides for an annual base salary of $270,000.  For the calendar year ending December 31, 2015, the CNG Committee determined that the maximum bonus payment to Mr. Klima would be $94,500.

Brent L. Larson.  Mr. Larson was employed under a 24-month employment agreement effective through December 31, 2014.  The employment agreement provided for an annual base salary of $265,000.  Effective May 1, 2013, Mr. Larson’s annual base salary was increased to $279,575.  Effective January 1, 2014, Mr. Larson agreed to a reduction in his annual base salary to $260,000.  For the calendar year ending December 31, 2015, the CNG Committee determined that the maximum bonus payment to Mr. Larson would be $91,000.  Although Mr. Larson's employment agreement expired on December 31, 2014, the terms of the agreement provide for continuation of certain terms of the employment agreement as long as Mr. Larson continues to be an employee of the Company following expiration of the agreement.

Michael B. Tomblyn, M.D.  Prior to his separation on February 19, 2016, Dr. Tomblyn was employed under a 24-month employment agreement effective through January 1, 2017.  The employment agreement provided for an annual base salary of $300,000.  For the calendar year ending December 31, 2015, the CNG Committee determined that the maximum bonus payment to Dr. Tomblyn would be $105,000.

Post-Employment Compensation

The following tables set forth the expected benefit to be received by each of our Named Executive Officers in the event of his termination resulting from various scenarios, assuming a termination date of December 31, 2015 and a stock price of $1.33, our closing stock price on December 31, 2015.

Ricardo J. Gonzalez

	For Cause	Resignation	Death	Disability	End of Term	Without Cause	Change in Control
Cash payments:
Severance (a)	$—	$—	$—	$—	$375,000	$375,000	$750,000
Disability supplement (b)	—	—	—	185,100	—	—	—
Paid time off (c)	7,212	7,212	7,212	7,212	7,212	7,212	7,212
2015 401(k) match (d)	5,300	5,300	5,300	5,300	5,300	5,300	5,300
Continuation of benefits (e)	—	—	50,635	50,635	—	50,635	50,635
Stock option vesting acceleration (f)	—	—	—	—	49,000	49,000	49,000
Total	$12,512	$12,512	$63,147	$248,247	$436,512	$487,147	$862,147

(a)	Severance amounts are pursuant to Mr. Gonzalez’s employment agreement.
(b)

During the first 6 months of disability, the Company will supplement disability insurance payments to Mr. Gonzalez to achieve 100% salary replacement. The Company’s short-term disability insurance policy currently pays $100 per week for a maximum of 24 weeks.

(c)	Amount represents the value of 40 hours of accrued but unused vacation time as of December 31, 2015.
(d)	Amount represents the value of 3,161 shares of Company stock which was accrued during 2015 as the Company’s 401(k) matching contribution but was unissued as of December 31, 2015.
(e)	Amount represents 22 months of medical, dental and vision insurance premiums at rates in effect at December 31, 2015.
(f)

Pursuant to Mr. Gonzalez’s stock option agreement, all unvested stock options outstanding will vest upon termination at the end of the term of his employment agreement, termination without cause, or a change in control.  Amount represents the value of the stock at $1.33, the closing price of the Company’s stock on December 31, 2015, less the exercise price of the options.  Amount does not include stock options with an exercise price higher than $1.33, the closing price of the Company’s stock on December 31, 2015.

Frederick O. Cope, Ph.D.

	For Cause	Resignation	Death	Disability	End of Term	Without Cause	Change in Control
Cash payments:
Severance (a)	$—	$—	$—	$—	$245,000	$245,000	$367,500
Disability supplement (b)	—	—	—	137,165	—	—	—
Paid time off (c)	5,368	5,368	5,368	5,368	5,368	5,368	5,368
2015 401(k) match (d)	5,300	5,300	5,300	5,300	5,300	5,300	5,300
Continuation of benefits (e)	—	—	19,238	19,238	—	19,238	19,238
Stock option vesting acceleration (f)	—	—	—	—	—	—	—
Restricted stock vesting acceleration (g)	—	—	—	—	—	—	66,450
Total	$10,668	$10,668	$29,906	$167,071	$255,668	$274,906	$463,856

(a)	Severance amounts are pursuant to Dr. Cope’s employment agreement.
(b)

During the first 6 months of disability, the Company will supplement disability insurance payments to Dr. Cope to achieve 100% salary replacement. The Company’s short-term disability insurance policy currently pays $100 per week for a maximum of 24 weeks.

(c)	Amount represents the value of 40 hours of accrued but unused vacation time as of December 31, 2015.
(d)	Amount represents the value of 3,026 shares of Company stock which was accrued during 2015 as the Company’s 401(k) matching contribution but was unissued as of December 31, 2015.
(e)	Amount represents 12 months of medical, dental and vision insurance premiums at rates in effect at December 31, 2015.
(f)

Pursuant to Dr. Cope’s stock option agreements, all unvested stock options outstanding will vest upon termination at the end of the term of his employment agreement, termination without cause, or a change in control.  Amount represents the value of the stock at $1.33, the closing price of the Company’s stock on December 31, 2015, less the exercise price of the options.  Amount does not include stock options with an exercise price higher than $1.33, the closing price of the Company’s stock on December 31, 2015.

(g)	Pursuant to Dr. Cope’s restricted stock agreements, certain unvested restricted stock outstanding will vest upon a change in control.

Thomas J. Klima

	For Cause	Resignation	Death	Disability	End of Term	Without Cause	Change in Control
Cash payments:
Severance (a)	$—	$—	$—	$—	$270,000	$270,000	$405,000
Disability supplement (b)	—	—	—	132,600	—	—	—
Paid time off (c)	5,192	5,192	5,192	5,192	5,192	5,192	5,192
2015 401(k) match (d)	1,804	1,804	1,804	1,804	1,804	1,804	1,804
Continuation of benefits (e)	—	—	27,619	27,619	—	41,429	27,619
Stock option vesting acceleration (f)	—	—	—	—	—	—	—
Restricted stock vesting acceleration (g)	—	—	—	—	—	—	—
Total	$6,996	$6,996	$34,615	$167,215	$276,996	$318,425	$439,615

(a)	Severance amounts are pursuant to Mr. Klima’s employment agreement.
(b)

During the first 6 months of disability, the Company will supplement disability insurance payments to Mr. Klima to achieve 100% salary replacement.  The Company’s short-term disability insurance policy currently pays $100 per week for a maximum of 24 weeks.

(c)	Amount represents the value of 40 hours of accrued but unused vacation time as of December 31, 2015.
(d)	Amount represents the value of 1,050 shares of Company stock which was accrued during 2015 as the Company’s 401(k) matching contribution but was unissued as of December 31, 2015.
(e)

Amount represents 12 months of medical, dental and vision insurance premiums at rates in effect at December 31, 2015, except in the case of termination without cause, for which Mr. Klima’s employment agreement provides for continuation of benefits for 18 months.

(f)

Pursuant to Mr. Klima’s stock option agreements, all unvested stock options outstanding will vest upon termination at the end of the term of his employment agreement, termination without cause, or a change in control.  Amount represents the value of the stock at $1.33, the closing price of the Company’s stock on December 31, 2015, less the exercise price of the options.  Amount does not include stock options with an exercise price higher than $1.33, the closing price of the Company’s stock on December 31, 2015.

(g)	Mr. Klima’s restricted stock agreements do not include provisions for accelerated vesting.

Brent L. Larson

	For Cause	Resignation	Death	Disability	End of Term	Without Cause	Change in Control
Cash payments:
Severance (a)	$—	$—	$—	$—	$207,000	$207,000	$310,500
Disability supplement (b)	—	—	—	127,600	—	—	—
Paid time off (c)	5,000	5,000	5,000	5,000	5,000	5,000	5,000
2015 401(k) match (d)	5,300	5,300	5,300	5,300	5,300	5,300	5,300
Continuation of benefits (e)	—	—	27,619	27,619	—	27,619	27,619
Stock option vesting acceleration (f)	—	—	—	—	—	—	—
Total	$10,300	$10,300	$37,919	$165,519	$217,300	$244,919	$348,419

(a)	Severance amounts are pursuant to Mr. Larson’s employment agreement.
(b)

During the first 6 months of disability, the Company will supplement disability insurance payments to Mr. Larson to achieve 100% salary replacement.  The Company’s short-term disability insurance policy currently pays $100 per week for a maximum of 24 weeks.

(c)	Amount represents the value of 40 hours of accrued but unused vacation time as of December 31, 2015.
(d)	Amount represents the value of 2,966 shares of Company stock which was accrued during 2015 as the Company’s 401(k) matching contribution but was unissued as of December 31, 2015.
(e)	Amount represents 12 months of medical, dental and vision insurance premiums at rates in effect at December 31, 2015.
(f)

Pursuant to Mr. Larson’s stock option agreements, all unvested stock options outstanding will vest upon termination at the end of the term of his employment agreement, termination without cause, or a change in control.  Amount represents the value of the stock at $1.33, the closing price of the Company’s stock on December 31, 2015, less the exercise price of the options.  Amount does not include stock options with an exercise price higher than $1.33, the closing price of the Company’s stock on December 31, 2015.

Michael B. Tomblyn, M.D.(h)

	For Cause	Resignation	Death	Disability	End of Term	Without Cause	Change in Control
Cash payments:
Severance (a)	$—	$—	$—	$—	$300,000	$300,000	$450,000
Disability supplement (b)	—	—	—	147,600	—	—	—
Paid time off (c)	5,769	5,769	5,769	5,769	5,769	5,769	5,769
2015 401(k) match (d)	4,543	4,543	4,543	4,543	4,543	4,543	4,543
Continuation of benefits (e)	—	—	27,619	27,619	—	41,429	27,619
Stock option vesting acceleration (f)	—	—	—	—	—	—	—
Restricted stock vesting acceleration (g)	—	—	—	—	—	—	—
Total	$10,312	$10,312	$37,931	$185,531	$310,312	$351,741	$487,931

(a)	Severance amounts are pursuant to Dr. Tomblyn’s employment agreement.
(b)

During the first 6 months of disability, the Company will supplement disability insurance payments to Dr. Tomblyn to achieve 100% salary replacement.  The Company’s short-term disability insurance policy currently pays $100 per week for a maximum of 24 weeks.

(c)	Amount represents the value of 40 hours of accrued but unused vacation time as of December 31, 2015.
(d)	Amount represents the value of 2,558 shares of Company stock which was accrued during 2015 as the Company’s 401(k) matching contribution but was unissued as of December 31, 2015.
(e)

Amount represents 12 months of medical, dental and vision insurance premiums at rates in effect at December 31, 2015, except in the case of termination without cause, for which Dr. Tomblyn’s employment agreement provides for continuation of benefits for 18 months.

(f)

Pursuant to Dr. Tomblyn’s stock option agreements, all unvested stock options outstanding will vest upon termination at the end of the term of his employment agreement, termination without cause, or a change in control.  Amount represents the value of the stock at $1.33, the closing price of the Company’s stock on December 31, 2015, less the exercise price of the options.  Amount does not include stock options with an exercise price higher than $1.33, the closing price of the Company’s stock on December 31, 2015.

(g)	Dr. Tomblyn’s restricted stock agreements do not include provisions for accelerated vesting.
(h)	Dr. Tomblyn separated from the Company effective February 19, 2016.

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

Anton Gueth (Chairman)
Brendan A. Ford
Eric K. Rowinsky, M.D.
Gordon A. Troup

Compensation, Nominating and Governance Committee Interlocks and Insider Participation

The current members of our CNG Committee are: Anton Gueth (Chairman), Brendan A. Ford, Eric K. Rowinsky, M.D., and Gordon A. Troup, and each served as a member of the CNG Committee during the last completed fiscal year.  None of these individuals were at any time during the fiscal year ended December 31, 2015, or at any other time, an officer or employee of the Company.  Under the terms of an Agreement dated March 14, 2016, among the Company and Platinum, Mr. Ford will resign as a director of the Company immediately following the filing of this Report.  The Board is expected to appoint new CNG Committee members following Mr. Ford’s departure.

No director who served on the CNG Committee during 2015 had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions.  None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director of the Company or member of the CNG Committee during 2015.

Summary Compensation Table

The following table sets forth certain information concerning the annual and long-term compensation of our Named Executive Officers for the last three fiscal years.

Summary Compensation Table for Fiscal 2015

Named Executive Officer	Year	Salary	(a) Stock Awards	(b) Option Awards	(c) Non-Equity Incentive Plan Compensation	(d) All Other Compensation	Total Compensation
Ricardo J. Gonzalez (e)	2015	$375,000	$—	$—	$105,001	$7,692	$487,693
President and Chief Executive Officer	2014	82,452	—	768,247	—	—	850,699
	2013	—	—	—	—	—	—

Frederick O. Cope, Ph.D.	2015	$279,130	$—	$155,026	$54,709	$6,657	$495,522
Senior Vice President and	2014	279,130	—	144,067	—	6,173	429,370
Chief Scientific Officer	2013	276,420	—	265,888	50,813	6,179	599,300

Thomas J. Klima (f)	2015	$270,000	$192,900	$112,163	$52,921	$3,114	$631,098
Senior Vice President and	2014	—	—	—	—	—	—
Chief Commercial Officer	2013	—	—	—	—	—	—

Brent L. Larson	2015	$260,000	$—	$144,499	$50,960	$7,692	$463,151
Executive Vice President and	2014	260,000	—	134,318	—	6,727	401,045
Chief Financial Officer	2013	274,717	—	260,387	51,013	6,847	592,964

Michael B. Tomblyn, M.D. (g)	2015	$300,000	$163,900	$112,163	$—	$6,246	$582,309
Senior Vice President and	2014	—	—	—	—	—	—
Chief Medical Officer	2013	—	—	—	—	—	—

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

(c)

Amount represents the total incentive plan amounts which have been approved by the Board of Directors as of the date this filing, and are disclosed for the year in which they were earned (i.e., the year to which the service relates).  The Board of Directors also determined that fifty percent of the 2015 amount payable to certain executive officers would be paid in stock options in lieu of cash, calculated based on the Black-Scholes value of the options on the date of grant.  As such, Dr. Cope, Mr. Klima and Mr. Larson were awarded, respectively, options to purchase 58,510, 56,598 and 54,501 shares of common stock of the Company at an exercise price of $0.98 per share, vesting immediately upon the date of grant and expiring after ten years.  Since these options represent incentive compensation earned in 2015, they are reported in this column, and not included in the column “Option Awards.”

(d)	Amount represents additional compensation as disclosed in the All Other Compensation table below.
(e)	Mr. Gonzalez commenced employment with the Company effective October 13, 2014.
(f)	Mr. Klima commence employment with the Company effective January 1, 2015.
(g)	Dr. Tomblyn commenced employment with the Company effective January 1, 2015 and separated from the Company effective February 19, 2016.

All Other Compensation

The following table describes each component of the amounts shown in the “All Other Compensation” column in the Summary Compensation table above.

All Other Compensation Table for Fiscal 2015

Named Executive Officer	Year	(a) Reimbursement of Additional Tax Liability Related to Health Insurance Premiums	(b) 401(k) Plan Employer Matching Contribution	Total All Other Compensation
Ricardo J. Gonzalez	2015	$2,392	$5,300	$7,692
	2014	—	—	—
	2013	—	—	—

Frederick O. Cope, Ph.D.	2015	$1,357	$5,300	$6,657
	2014	973	5,200	6,173
	2013	1,179	5,000	6,179

Thomas J. Klima	2015	$1,310	$1,804	$3,114
	2014	—	—	—
	2013	—	—	—

Brent L. Larson	2015	$2,392	$5,300	$7,692
	2014	1,527	5,200	6,727
	2013	1,847	5,000	6,847

Michael B. Tomblyn, M.D.	2015	$1,703	$4,543	$6,246
	2014	—	—	—
	2013	—	—	—

(a)

Amount represents reimbursement of the lost tax benefit due to the ineligibility of our Named Executive Officers to pay their portion of medical, dental, and vision premiums on a pre-tax basis under our IRC Section 125 Plan.

(b)	Amount represents the value of the common stock contributed to the Named Executive Officer’s account in our 401(k) Plan as calculated on a quarterly basis.

Grants of Plan-Based Awards

The following table sets forth certain information about plan-based awards that we made to the Named Executive Officers during fiscal 2015.  For information about the plans under which these awards were granted, see the discussion under “Short-Term Incentive Compensation” and “Long-Term Incentive Compensation” in the “Compensation Discussion and Analysis” section above.

Grants of Plan-Based Awards Table for Fiscal 2015

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (a)		Estimated Future Payouts Under Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying Options	Exercise Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Named Executive Officer	Grant Date	Threshold	Maximum	Threshold	Maximum	All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying Options	Exercise Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Ricardo J. Gonzalez	N/A	$—	$187,500	—	—	—	—	$—	$—	(a)

Frederick O. Cope, Ph.D.	N/A	$—	$97,696	—	—	—	—	$—	$—	(a)
	3/26/2015	$—	$—	—	—	—	162,000	$1.65	$155,026	(b)

Thomas J. Klima	N/A	$—	$94,500	—	—	—	—	—	$—	(a)
	1/1/2015	$—	$—	—	—	—	100,000	$1.89	$112,163	(c)
	1/1/2015	$—	$—	—	—	100,000	—	N/A	$192,900	(d)

Brent L. Larson	N/A	$—	$91,000	—	—	—	—	$—	$—	(a)
	3/26/2015	$—	$—	—	—	—	151,000	$1.65	$144,499	(b)

Michael B. Tomblyn, M.D.	N/A	$—	$105,000	—	—	—	—	$—	$—	(a)
	1/1/2015	$—	$—	—	—		100,000	$1.89	$112,163	(c)
	3/3/2015	$—	$—	—	—	100,000	—	N/A	$163,900	(e)

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

(b)

These stock options vest as to one-third on each of the first three anniversaries of the date of grant, and expire on the tenth anniversary of the date of grant.  If the employment of the Named Executive Officer with the Company is terminated due to a change in control or without cause before all of the stock options have vested, then pursuant to the terms of the Stock Option Award Agreements all stock options that have not vested at the effective date of the Named Executive Officer’s termination shall immediately vest and become exercisable.

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

(d)

These restricted stock awards vest upon achievement of certain goals as defined in the Restricted Stock Award Agreements.  If the employment of the Named Executive Officer with the Company is terminated for any reason before all of the restricted stock awards have vested, then pursuant to the terms of the Restricted Stock Award Agreements all awards that have not vested at the effective date of the Named Executive Officer’s termination shall immediately be forfeited.

(e)

These restricted stock awards vest as to one-fourth on each of the first four anniversaries of the date of grant.  If the employment of the Named Executive Officer with the Company is terminated for any reason before all of the restricted stock awards have vested, then pursuant to the terms of the Restricted Stock Award Agreements all awards that have not vested at the effective date of the Named Executive Officer’s termination shall immediately be forfeited.

Outstanding Equity Awards

The following table presents certain information concerning outstanding equity awards held by the Named Executive Officers as of December 31, 2015.

Outstanding Equity Awards Table at Fiscal 2015 Year-End

	Option Awards					Stock Awards
								Equity Incentive Plan Awards
	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price	Option Expiration Date	Note	Number of Shares of Stock that Have Not Vested	Market Value of Shares of Stock that Have Not Vested	Number of Unearned Shares	Market Value of Unearned Shares (q)	Note
Named Executive Officer	Exercisable	Unexercisable	Option Exercise Price	Option Expiration Date	Note	Number of Shares of Stock that Have Not Vested	Market Value of Shares of Stock that Have Not Vested	Number of Unearned Shares	Market Value of Unearned Shares (q)	Note
Ricardo J. Gonzalez	300,000	700,000	$1.26	10/13/2024	(j)

Frederick O. Cope,	50,000	—	$0.65	2/16/2019	(d)			50,000	$66,500	(m)
Ph.D.	75,000	—	$1.10	10/30/2019	(e)
	120,000	—	$1.90	12/21/2020	(f)
	95,250	31,750	$3.28	2/17/2022	(g)
	72,500	72,500	$3.08	2/15/2023	(h)
	33,250	99,750	$1.77	1/28/2024	(i)
	—	162,000	$1.65	3/26/2025	(l)

Thomas J. Klima	—	100,000	$1.89	1/1/2025	(k)			50,000	$66,500	(n)

Brent L. Larson	50,000	—	$0.27	12/15/2016	(a)
	50,000	—	$0.362	1/3/2018	(b)
	25,000	—	$0.59	1/5/2019	(c)
	75,000	—	$1.10	10/30/2019	(e)
	95,000	—	$1.90	12/21/2020	(f)
	66,000	22,000	$3.28	2/17/2022	(g)
	71,000	71,000	$3.08	2/15/2023	(h)
	31,000	93,000	$1.77	1/28/2024	(i)
	—	151,000	$1.65	3/26/2025	(l)

Michael B. Tomblyn,	—	100,000	$1.89	1/1/2025	(k)(p)			100,000	$133,000	(o)(p)
M.D.

(a)	Options were granted 12/15/2006 and vested as to one-third on each of the first three anniversaries of the date of grant.
(b)	Options were granted 1/3/2008 and vested as to one-third on each of the first three anniversaries of the date of grant.
(c)	Options were granted 1/5/2009 and vested as to one-third on each of the first three anniversaries of the date of grant.
(d)	Options were granted 2/16/2009 and vested as to one-third on each of the first three anniversaries of the date of grant.
(e)	Options were granted 10/30/2009 and vested as to one-third on each of the first three anniversaries of the date of grant.
(f)	Options were granted 12/21/2010 and vested as to one-fourth on each of the first four anniversaries of the date of grant.
(g)	Options were granted 2/17/2012 and vest as to one-fourth on each of the first four anniversaries of the date of grant.
(h)	Options were granted 2/15/2013 and vest as to one-fourth on each of the first four anniversaries of the date of grant.
(i)	Options were granted 1/28/2014 and vest as to one-fourth on each of the first four anniversaries of the date of grant.
(j)

Options were granted 10/13/2014 and shall vest and become exercisable in three tranches, provided that Mr. Gonzalez has been an employee of the Company continuously from the date of grant through the date when such portion of the option vests.  The first tranche of 300,000 options vested and became exercisable on the first anniversary of the date of grant.  The second tranche of 300,000 options will vest and become exercisable on or after the second anniversary of the date of grant, provided that the options will not be exercisable with respect to such shares unless and until the average closing price per share of the Company’s common stock for the ten trading days prior to exercise equals or exceeds $2.50 per share.  The third tranche of 400,000 options will vest and become exercisable on or after the third anniversary of the date of grant, provided that the options will not be exercisable with respect to such shares unless and until the average closing price per share of the Company’s common stock for the ten trading days prior to exercise equals or exceeds $3.50 per share.

(k)	Options were granted 1/1/2015 and vest as to one-fourth on each of the first four anniversaries of the date of grant.
(l)	Options were granted 3/26/2015 and vest as to one-third on each of the first three anniversaries of the date of grant.

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

(n)

Restricted shares granted January 1, 2015.  Pursuant to the terms of the restricted stock agreement between the Company and Mr. Klima, 25,000 of the restricted shares will vest upon achievement of $30 million in sales of Lymphoseek during 2016, and 25,000 of the restricted shares will vest upon achievement of $35 million in sales of Lymphoseek during 2016.  Mr. Klima’s restricted stock agreements do not include provisions for accelerated vesting.  If the employment of Mr. Klima with the Company is terminated before all of the restricted shares have vested, then pursuant to the terms of the restricted stock agreement all restricted shares that have not vested at the effective date of Mr. Klima’s termination shall immediately be forfeited by Mr. Klima.

(o)

Restricted shares granted March 3, 2015.  Pursuant to the terms of the restricted stock agreement between the Company and Dr. Tomblyn, the restricted shares were to vest as to one-fourth on each of the first four anniversaries of the date of grant.  Dr. Tomblyn’s restricted stock agreements do not include provisions for accelerated vesting.  If the employment of Dr. Tomblyn with the Company is terminated before all of the restricted shares have vested, then pursuant to the terms of the restricted stock agreement all restricted shares that have not vested at the effective date of Dr. Tomblyn’s termination shall immediately be forfeited by Dr. Tomblyn.

(p)	Dr. Tomblyn separated from the Company effective February 19, 2016. All of Dr. Tomblyn’s stock options and restricted stock were forfeited as of the date of separation.
(q)

Estimated by reference to the closing market price of the Company’s common stock on December 31, 2015, pursuant to Instruction 3 to Item 402(p)(2) of Regulation S-K.  The closing price of the Company’s common stock on December 31, 2015, was $1.33.

Options Exercised and Stock Vested

The following table presents, with respect to the Named Executive Officers, certain information about option exercises and restricted stock vested during fiscal 2015.

Options Exercised and Stock Vested Table for Fiscal 2015

	Option Awards		Stock Awards
Named Executive Officer	Number of Shares Acquired on Exercise	Value Realized on Exercise (a)	Number of Shares Acquired on Vesting	Value Realized on Vesting (a)	Note
Ricardo J. Gonzalez	—	$—	—	$—
Frederick O. Cope, Ph.D.	—	$—	—	$—
Thomas J. Klima	—	$—	—	$—
Brent L. Larson	—	$—	—	$—
Michael B. Tomblyn, M.D.	—	$—	—	$—

(a)	Computed using the fair market value of the stock on the date prior to or the date of exercise or vesting, as appropriate, in accordance with our normal practice.

Compensation of Non-Employee Directors

Each non-employee director received an annual cash retainer of $50,000 during the fiscal year ended December 31, 2015.  The Chairman of the Company’s Board of Directors received an additional annual retainer of $30,000, the Chairman of the Audit Committee received an additional annual retainer of $10,000, and the Chairman of the CNG Committee received an additional annual retainer of $7,500 for their services in those capacities during 2015.  We also reimbursed non-employee directors for travel expenses for meetings attended during 2015.

Each non-employee director also received 22,000 shares of restricted stock during 2015 as a part of the Company’s annual stock incentive grants, in accordance with the provisions of the Navidea Biopharmaceuticals, Inc. 2014 Stock Incentive Plan.  The restricted stock granted will vest on the first anniversary of the date of grant.  The aggregate number of equity awards outstanding at February 29, 2016 for each Director is set forth in the footnotes to the beneficial ownership table provided in Part III, Item 12 of this Form 10-K.  Directors who are also officers or employees of Navidea do not receive any compensation for their services as directors.

The following table sets forth certain information concerning the compensation of non-employee Directors for the fiscal year ended December 31, 2015.

Name	(a) Fees Earned or Paid in Cash or Stock	(b),(c) Option Awards	(d),(e) Stock Awards	All Other Compensation	Total Compensation
Peter F. Drake, Ph.D. (f)	$31,094	$—	$36,300	$—	$67,394
Brendan A. Ford	61,148	—	36,300	—	97,448
Michael M. Goldberg, M.D.	50,000	—	36,300	—	86,300
Anton Gueth (g)	43,053	—	39,960	—	83,013
Perry A. Karsen (f)	29,742	—	36,300	—	66,042
Eric K. Rowinsky, M.D.	50,442	—	36,300	—	86,742
Gordon A. Troup	71,223	—	36,300	—	107,523

(a)

Amount represents fees earned during the fiscal year ended December 31, 2015 (i.e., the year to which the service relates). Quarterly retainers and meeting attendance fees are paid during the quarter following the quarter in which they are earned.

(b)

Amount represents the aggregate grant date fair value in accordance with FASB ASC Topic 718.  Assumptions made in the valuation of stock option awards are disclosed in Note 1(e) of the Notes to the Consolidated Financial Statements in this Form 10-K.

(c)

At December 31, 2015, the non-employee directors held an aggregate of 93,764 options to purchase shares of common stock of the Company.  Dr. Rowinsky held 73,764 options and Mr. Troup held 20,000 options.

(d)

Amount represents the aggregate grant date fair value in accordance with FASB ASC Topic 718.  Assumptions made in the valuation of restricted stock awards are disclosed in Note 1(e) of the Notes to the Consolidated Financial Statements in this Form 10-K.

(e)

During the year ended December 31, 2015, the non-employee directors were issued an aggregate of 154,000 shares of restricted stock which vest as to 100% of the shares on the first anniversary of the date of grant.  At December 31, 2015, the non-employee directors held an aggregate of 161,000 shares of unvested restricted stock.  Messrs. Ford and Troup and Dr. Rowinsky each held 39,000 shares of unvested restricted stock, and Dr. Goldberg and Mr. Gueth each held 22,000 shares of unvested restricted stock.

(f)	Dr. Drake and Mr. Karsen retired from the Board effective July 16, 2015.
(g)	Mr. Gueth was appointed to the Board effective June 1, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2015, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval.  The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

	(1) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(2) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(3) Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (1))
Equity compensation plans approved by security holders (a)	4,437,064	$2.12	3,155,893

Equity compensation plans not approved by security holders (b)	1,000,000	1.26	—

Total	5,437,064	$1.96	3,155,893

(a)

Our stockholders ratified the 2014 Stock Incentive Plan (the 2014 Plan) at the 2014 Annual Meeting of Stockholders held on July 17, 2014. The total number of shares available for awards under the 2014 Plan shall not exceed 5,000,000 shares, plus any shares subject to outstanding awards granted under prior plans and that expire or terminate for any reason.  Although instruments are still outstanding under the Fourth Amended and Restated 2002 Stock Incentive Plan (the 2002 Plan), the plan has expired and no new grants may be made from it.  The total number of securities to be issued upon exercise of outstanding options includes 1,390,325 issued under the 2014 Plan and 3,046,739 issued under the 2002 Plan.

(b)

The Board of Directors awarded 1,000,000 options to Mr. Gonzalez as an inducement to employment effective October 13, 2014.  Pursuant to NYSE MKT rules, such inducement options do not require shareholder approval.

Security Ownership of Principal Stockholders, Directors, Nominees and Executive Officers and Related Stockholder Matters

The following table sets forth, as of February 29, 2016, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the Named Executive Officers (see “Executive Compensation – Summary Compensation Table”), and (iv) our directors and executive officers as a group.

Beneficial Owner	Number of Shares Beneficially Owned (*)		Percent of Class (**)
Frederick O. Cope, Ph.D.	748,949	(a)	—	(l)
Brendan A. Ford	239,950	(b)	—	(l)
Michael M. Goldberg, M.D.	331,572	(c)	—	(l)
Ricardo J. Gonzalez	300,000	(d)	—	(l)
Anton Gueth	16,918	(e)	—	(l)
Thomas J. Klima	81,598	(f)	—	(l)
Brent L. Larson	1,016,653	(g)	—	(l)
Eric K. Rowinsky, M.D.	259,484	(h)	—	(l)
Gordon A. Troup	257,568	(i)	—	(l)
All directors and executive officers as a group (10 persons)	3,628,950	(j)(m)	2.3%
Platinum, including affiliates	15,330,083	(k)	9.9%

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

(**)	Percent of class is calculated on the basis of the number of shares outstanding on February 29, 2016, plus the number of shares the person has the right to acquire within 60 days of February 29, 2016.
(a)

This amount includes 659,760 shares issuable upon exercise of options which are exercisable within 60 days and 13,375 shares in Dr. Cope’s account in the 401(k) Plan, but it does not include 50,000 shares of unvested restricted stock and 210,750 shares issuable upon exercise of options which are not exercisable within 60 days.

(b)	This amount includes 22,000 shares of restricted stock which will vest within 60 days, but it does not include 17,000 shares of unvested restricted stock.
(c)

This amount includes 22,000 shares of restricted stock which will vest within 60 days.  This amount does not include 5,411,850 shares of common stock that the Company believes Dr. Goldberg has the right to acquire from Platinum pursuant to an agreement effective March 28, 2014, and amended effective June 11,2015 (the Separation Agreement), which provides that Dr. Goldberg has sole voting and dispositive power over these securities.  In addition, the Company believes that the Separation Agreement provides for the transfer to Dr. Goldberg of a 15% interest in the Platinum Loan Agreement, including any common stock issued upon exercise of the conversion rights therein.

(d)

This amount includes 300,000 shares issuable upon exercise of options which are exercisable within 60 days, but it does not include 700,000 shares issuable upon exercise of options which are not exercisable within 60 days.

(e)	This amount does not include 22,000 shares of unvested restricted stock.
(f)

This amount includes 81,598 shares issuable upon exercise of options which are exercisable within 60 days, but it does not include 50,000 shares of unvested restricted stock and 75,000 shares issuable upon exercise of options which are not exercisable within 60 days.

(g)

This amount includes 696,335 shares issuable upon exercise of options which are exercisable within 60 days and 98,081 shares in Mr. Larson’s account in the 401(k) Plan, but it does not include 198,166 shares issuable upon exercise of options which are not exercisable within 60 days.

(h)

This amount includes 22,000 shares of restricted stock which will vest within 60 days and 73,764 shares issuable upon exercise of options which are exercisable within 60 days, but it does not include 17,000 shares of unvested restricted stock.

(i)

This amount includes 22,000 shares of restricted stock which will vest within 60 days and 20,000 shares issuable upon exercise of options which are exercisable within 60 days, but it does not include 17,000 shares of unvested restricted stock.

(j)

This amount includes 88,000 shares of restricted stock which will vest within 60 days, 2,172,862 shares issuable upon exercise of options which are exercisable within 60 days, and 116,309 shares held in the 401(k) Plan on behalf of certain officers, but it does not include 173,000 shares of unvested restricted stock and 1,373,916 shares issuable upon the exercise of options which are not exercisable within 60 days. The Company itself is the trustee of the Navidea Biopharmaceuticals, Inc. 401(k) Plan and may, as such, share investment power over common stock held in such plan. The trustee disclaims any beneficial ownership of shares held by the 401(k) Plan. The 401(k) Plan holds an aggregate total of 376,963 shares of common stock. The 10 persons referenced in this disclosure include each director and named executive officer listed in the table as well as one additional executive officer who is not a named executive officer.
(k)

Based on information filed on Schedule 13D with the Securities and Exchange Commission on March 9, 2016. Platinum, 250 West 55th Street, 14th Floor, New York, NY 10019, holds 9,777,130 Series LL warrants, each warrant convertible into one share of our common stock at an exercise price of $0.01 per share.  The Series LL Warrants provide that the holder may not exercise any portion of the warrants to the extent that such exercise would result in the holder and its affiliates together beneficially owning more than 9.99% of the outstanding shares of common stock, except on 61 days’ prior written notice to Navidea that the holder waives such limitation (the blocker).  The number of shares beneficially owned by Platinum includes 4,365,280 shares of common stock issuable upon exercise of Series LL warrants, but does not include 5,411,850 additional shares of common stock issuable upon exercise of Series LL warrants that are subject to the blocker.

(l)	Less than one percent.
(m)	The address of all directors and executive officers is c/o Navidea Biopharmaceuticals, Inc., 5600 Blazer Parkway, Suite 200, Dublin, OH 43017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

We adhere to our Code of Business Conduct and Ethics, which states that no director, officer or employee of Navidea should have any personal interest that is incompatible with the loyalty and responsibility owed to our Company.  We adopted a written policy regarding related party transactions in December 2015.  When considering whether to enter into or ratify a related party transaction, the Audit Committee considers a variety of factors including, but not limited to, the nature and type of the proposed transaction, the potential value of the proposed transaction, the impact on the actual or perceived independence of the related party and the potential value to the Company of entering into such a transaction.  All proposed transactions with a potential value of greater than $120,000 are approved or ratified by the Audit Committee.

Effective November 13, 2013, the Company appointed Michael M. Goldberg, M.D., to serve on its Board of Directors.  At the time of his appointment, Dr. Goldberg was Portfolio Manager of Platinum-Montaur Life Sciences, LLC, a Delaware limited liability company and Platinum affiliate.

Dr. Goldberg accepted his appointment to serve on the Company’s Board of Directors in accordance with the provisions of a Director Agreement, dated November 13, 2013, between the Company and Dr. Goldberg.  Pursuant to the terms of the Director Agreement, Dr. Goldberg has acknowledged and agreed that, for as long as he is a member of the Board of Directors, he will not, directly or indirectly, have any power to direct or cause the direction of the voting or disposition of any securities of the Company directly or beneficially owned by Platinum or its affiliates.  Dr. Goldberg has advised the Company that he is in the process of completing his withdrawal from any ownership or management position with Platinum, but has confirmed information obtained by the Company from Platinum in November 2015 that Dr. Goldberg entered into an agreement effective March 28, 2014, and amended effective June 11, 2015 (the Separation Agreement) which gives him the right to acquire 5,411,850 shares of Navidea common stock from Platinum and provides that Dr. Goldberg has sole voting and dispositive power over these shares.  In addition, the Separation Agreement provides for the transfer to Dr. Goldberg of a 15% interest in the Platinum Loan Agreement, including any common stock issued upon exercise of the conversion rights therein.

SEC disclosure rules regarding transactions with related persons require the Company to provide information about transactions with Dr. Goldberg as a related person, even though Dr. Goldberg may not have been a related person at the time the Company entered into the transactions described below.

As of February 29, 2016, we believe that Platinum beneficially owned approximately 15,330,083 shares of our common stock, including 4,365,280 shares of our common stock issuable upon the exercise of Series LL Warrants, but excluding an additional 5,411,850 shares of our common stock issuable upon the exercise of Series LL Warrants.

In March 2015, Macrophage Therapeutics, Inc. (MT) entered into an agreement to sell up to 50 shares of its Series A Convertible Preferred Stock (MT Preferred Stock) and warrants to purchase up to 1,500 common shares of Macrophage Therapeutics (MT Common Stock) to Platinum and Dr. Michael Goldberg for a purchase price of $50,000 per share of MT Preferred Stock. On March 13, 2015, we announced that definitive agreements with the investors had been signed for the sale of the first tranche of 10 shares of MT Preferred Stock and warrants to purchase 300 shares of MT Common Stock to these investors, with gross proceeds to Macrophage Therapeutics of $500,000. Under the agreement, 40% of the MT Preferred Stock and warrants are committed to be purchased by Dr. Goldberg, and the balance by Platinum. The full 50 shares of MT Preferred Stock and warrants to be sold under the agreement are convertible into and exercisable for MT Common Stock representing an aggregate 1% interest on a fully converted and exercised basis.

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

In May 2015, in connection with the execution of the CRG Loan Agreement, the Company amended the existing Platinum credit facility to allow this facility to remain in place in a subordinated role to the CRG Loan (the Third Platinum Amendment).  Among other things, the Third Platinum Amendment (i) extends the term of the Platinum Loan Agreement until a date six months following the maturity date or earlier repayment of the CRG Term Loan; (ii) changes the interest rate to the greater of (a) the United States prime rate as reported in The Wall Street Journal plus 6.75%, (b) 10.0% and (c) the highest rate of interest then payable pursuant to the CRG Term Loan plus 0.125% (effective interest rate as of December 31, 2015 was 14.125%); (iii) requires such interest to compound monthly; and (iv) changes the provisions of the Platinum Loan Agreement governing Platinum’s right to convert advances into common stock of the Company.  The Third Platinum Amendment provides for the conversion of all principal and interest outstanding under the Platinum Loan Agreement, but not until such time as the average daily volume weighted average price of the Company’s common stock for the ten preceding trading days exceeds $2.53 per share.  The amendment became effective upon initial funding of the CRG Loan Agreement.  Navidea, Platinum, and CRG also entered into a Subordination Agreement, providing for subordination of the Company’s indebtedness under the Platinum Loan Agreement to the Company’s indebtedness under the CRG Loan Agreement, among other customary terms and conditions.

During 2015, the largest aggregate amount of principal outstanding under the Platinum credit facility was $8.5 million, and as of February 29, 2016, the amount of principal outstanding was $8.7 million, including $961,000 of compounded interest.

Director Independence

Our Board of Directors has adopted the definition of “independence” as described under the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) Section 301, Rule 10A-3 under the Securities Exchange Act of 1934 (the Exchange Act) and Section 803A of the NYSE MKT Company Guide.  Our Board of Directors has determined that Messrs. Ford, Gueth and Troup, and Dr. Rowinsky, meet the independence requirements.

Item 14. Principal Accountant Fees and Services

Audit Fees.  The aggregate fees billed and expected to be billed for professional services rendered by BDO USA, LLP, primarily related to the audit of the Company’s annual consolidated financial statements for the 2015 fiscal year, the audit of the Company’s internal control over financial reporting as of December 31, 2015, and the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the 2015 fiscal year were $259,915 (including direct engagement expenses).

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

Audit-Related Fees.  No fees were billed by BDO USA, LLP for audit-related services for the 2015 or 2014 fiscal years.

Tax Fees.  No fees were billed by BDO USA, LLP for tax-related services for the 2015 or 2014 fiscal years.

All Other Fees.  No fees were billed by BDO USA, LLP for services other than the audit, audit-related and tax services for the 2015 or 2014 fiscal years.

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

10.1	Navidea Biopharmaceuticals, Inc. 2014 Stock Incentive Plan, as amended March 3, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 11, 2015). ^

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

10.6	Navidea Biopharmaceuticals, Inc. 2015 Cash Bonus Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed April 1, 2014). ^

10.7

Supply and Distribution Agreement, dated November 15, 2007, between the Company and Cardinal Health 414, LLC (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 21, 2007).

10.8

Manufacture and Supply Agreement, dated November 30, 2009, between the Company and Reliable Biopharmaceutical Corporation (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission) (incorporated by reference to Exhibit 10.1 to the Company’s June 30, 2010 Form 10-Q).

10.9

Loan Agreement, dated July 25, 2012, between the Company and Platinum-Montaur Life Sciences LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 31, 2012).

10.10

Amendment to Loan Agreement, dated June 25, 2013, between Navidea Biopharmaceuticals, Inc. and Platinum-Montaur Life Sciences LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 28, 2013).

10.11

Second Amendment to Loan Agreement, dated March 4, 2014, between Navidea Biopharmaceuticals, Inc. and Platinum-Montaur Life Sciences LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 7, 2014).

10.12

Promissory Note, dated July 25, 2012, made by Navidea Biopharmaceuticals, Inc. in favor of Platinum-Montaur Life Sciences LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 31, 2012).

Exhibit Number	Exhibit Description
10.13

Amended and Restated Promissory Note, dated June 25, 2013, made by Navidea Biopharmaceuticals, Inc. in favor of Platinum-Montaur Life Sciences LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed June 28, 2013).

10.14

Second Amended and Restated Promissory Note, dated March 4, 2014, made by Navidea Biopharmaceuticals, Inc. in favor of Platinum-Montaur Life Sciences LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 7, 2014).

10.15

Asset Purchase Agreement, dated May 24, 2011, between Devicor Medical Products, Inc. and the Company (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed July 19, 2011).

10.16

License Agreement, dated December 9, 2011, between AstraZeneca AB and the Company (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the United States Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed April 11, 2012).

10.17

Series GG Warrant to Purchase Common Stock of the Company issued to Hercules Technology II, L.P. on December 29, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 5, 2012).

10.18

Director Agreement, dated November 13, 2013, by and between Navidea Biopharmaceuticals, Inc. and Michael M. Goldberg, M.D. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 19, 2013).

10.19

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

10.20

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

10.21

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

10.22

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

10.24

NAV5001 Clinical Supply Agreement, dated May 10, 2013, by and between Nordion (Canada) Inc. and Navidea Biopharmaceuticals, Inc. (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the United States Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 16, 2013).

10.25

Form of Series KK Warrants to purchase common stock of Navidea Biopharmaceuticals, Inc. issued to Oxford Finance LLC on March 4, 2014 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 7, 2014).

10.26

Second Amendment to Loan Agreement, dated March 4, 2014, between Navidea Biopharmaceuticals, Inc. and Platinum-Montaur Life Sciences LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 7, 2014).

Exhibit Number	Exhibit Description
10.27

Second Amended and Restated Promissory Note, dated March 4, 2014, made by Navidea Biopharmaceuticals, Inc. in favor of Platinum-Montaur Life Sciences LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 7, 2014).

10.28

Employment Agreement, dated April 21, 2014, by and between Navidea Biopharmaceuticals, Inc. and Cornelia B. Reininger, M.D., Ph.D. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 24, 2014). ^

10.29

Employment Agreement, dated April 23, 2014, by and between Navidea Biopharmaceuticals, Inc. and Mark J. Pykett, V.M.D., Ph.D. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 24, 2014). ^

10.30

Separation Agreement and Release, effective May 30, 2014, between the Company and Mark J. Pykett (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2014). ^

10.31	Consulting Agreement, effective June 1, 2014, between the Company and Mark J. Pykett (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 2, 2014).^

10.32

Series A Preferred Unit Purchase Agreement, dated July 15, 2014, among the Company, R-NAV, LLC, and the other Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 16, 2014).

10.33	Promissory Note, dated July 15, 2014, between the Company as Maker and R-NAV, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 16, 2014).

10.34

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

10.35

Termination of License Agreement, dated July 14, 2014, between the Company and the Regents of the University of California (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2014).

10.36

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

10.37

Employment Agreement, dated October 13, 2014, between Navidea Biopharmaceuticals, Inc. and Ricardo J. Gonzalez (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 15, 2014). ^

10.38

Stock Option Agreement, dated October 13, 2014, between Navidea Biopharmaceuticals, Inc. and Ricardo J. Gonzalez (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 15, 2014). ^

10.39

Securities Exchange Agreement, dated November 12, 2014, by and between Navidea Biopharmaceuticals, Inc. and Platinum Partners Value Arbitrage Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 13, 2014).

10.40	Employment Agreement between the Company and Thomas J. Klima, dated January 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2015).^

10.41

Employment Agreement between the Company and Michael Tomblyn, M.D., dated January 1, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2015).^

10.42

Termination Agreement, dated April 21, 2015, by and between Navidea Biopharmaceuticals, Inc. and Alseres Pharmaceuticals, Inc. (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the United States Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 27, 2015).

10.43

Securities Exchange Agreement dated as of March 11, 2015 among Macrophage Therapeutics, Inc., Platinum-Montaur Life Sciences, LLC and Michael Goldberg, M.D. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 11, 2015).

Exhibit Number	Exhibit Description
10.44

Term Loan Agreement, dated as of May 8, 2015, by and among Navidea Biopharmaceuticals, Inc., as borrower, Macrophage Therapeutics, Inc. as guarantor, and Capital Royalty Partners II L.P., Capital Royalty Partners II – Parallel Fund “A” L.P. and Parallel Investment Opportunities Partners II L.P., as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed October 9, 2015).

10.45

Security Agreement, dated as of May 15, 2015 among Navidea Biopharmaceuticals, Inc., as borrower, Macrophage Therapeutics, Inc. as guarantor, and Capital Royalty Partners II L.P., Capital Royalty Partners II – Parallel Fund “A” L.P. and Parallel Investment Opportunities Partners II L.P., as lenders, and Capital Royalty Partners II L.P., as control agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 15, 2015).

10.46

Subordination Agreement, dated as of May 8, 2015, among Platinum-Montaur Life Sciences, LLC, as subordinated creditor, Capital Royalty Partners II L.P., Capital Royalty Partners II – Parallel Fund “A” L.P. and Parallel Investment Opportunities Partners II L.P., as senior creditors, and Capital Royalty Partners II L.P., as senior creditor agent, and consented to by Navidea Biopharmaceuticals, Inc. as borrower (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 15, 2015).

10.47

Third Amendment to Loan Agreement, dated as of May 8, 2015, by and between Navidea Biopharmaceuticals, Inc, as borrower, and Platinum-Montaur Life Sciences, LLC, as lender (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 15, 2015).

10.48

Third Amended and Restated Promissory Note, dated May 8, 2015, made by Navidea Biopharmaceuticals, Inc. in favor of Platinum-Montaur Life Sciences LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 15, 2015).

10.49

Securities Exchange Agreement, dated as of August 20, 2015, among the Company, Montsant Partners LLC and Platinum Partners Value Arbitrage Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 26, 2015).

10.50

Form of Series LL Warrant issued to Montsant Partners LLC and Platinum Partners Value Arbitrage Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 26, 2015).

10.51

Amendment 1 to Term Loan Agreement by and among Navidea Biopharmaceuticals, Inc., as borrower, and Capital Royalty Partners II L.P., Capital Royalty Partners II – Parallel Fund “A” L.P. and Parallel Investment Opportunities Partners II L.P., as lenders, dated as of December 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 11, 2016).

10.52

Agreement dated as of March 14, 2016 by and among the Company, Platinum Partners Value Arbitrage Fund L.P., Platinum Partners Liquid Opportunity Master Fund L.P., Platinum-Montaur Life Sciences, LLC, Platinum Management (NY) LLC, Platinum Liquid Opportunity Management (NY) LLC and Mark Nordlicht (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 18, 2016).

21.1	Subsidiaries of the registrant.*

23.1	Consent of BDO USA, LLP.*

24.1	Power of Attorney.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

Exhibit Number	Exhibit Description
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

^	Management contract or compensatory plan or arrangement.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 23, 2016
NAVIDEA BIOPHARMACEUTICALS, INC.
(the Company)

	By:	/s/ Ricardo J. Gonzalez
Ricardo J. Gonzalez
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ricardo J. Gonzalez	Director, President and Chief Executive Officer (principal executive officer)	March 23, 2016
Ricardo J. Gonzalez

/s/ Brent L. Larson*	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 23, 2016
Brent L. Larson

/s/ Anton Gueth*	Chairman, Director	March 23, 2016
Anton Gueth

/s/ Brendan A. Ford*	Director	March 23, 2016
Brendan A. Ford

/s/ Michael M. Goldberg*	Director	March 23, 2016
Michael M. Goldberg

/s/ Eric K. Rowinsky*	Director	March 23, 2016
Eric K. Rowinsky

/s/ Gordon A. Troup*	Director	March 23, 2016
Gordon A. Troup

*By:	/s/ Ricardo J. Gonzalez
Ricardo J. Gonzalez, Attorney-in-fact

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

NAVIDEA BIOPHARMACEUTICALS, INC.

FORM 10-K ANNUAL REPORT

As of December 31, 2015 and 2014

and for Each of the

Three Years in the Period Ended

December 31, 2015

FINANCIAL STATEMENTS

NAVIDEA BIOPHARMACEUTICALS, INC. and SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Navidea Biopharmaceuticals, Inc.

Dublin, Ohio

We have audited the accompanying consolidated balance sheets of Navidea Biopharmaceuticals, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2015.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navidea Biopharmaceuticals, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Navidea Biopharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control−Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 23, 2016 expressed an adverse opinion thereon.

/s/ BDO USA, LLP

Chicago, Illinois

March 23, 2016

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

ASSETS	December 31, 2015	December 31, 2014
Current assets:
Cash	$7,166,260	$5,479,006
Accounts and other receivables	3,703,186	894,490
Inventory, net	652,906	932,385
Prepaid expenses and other	1,054,822	1,293,264
Total current assets	12,577,174	8,599,145
Property and equipment	3,871,035	4,124,028
Less accumulated depreciation and amortization	1,943,427	1,614,320
	1,927,608	2,509,708
Patents and trademarks	233,596	219,558
Less accumulated amortization	47,438	38,725
	186,158	180,833
Investment in R-NAV, LLC	—	241,575
Other assets	273,573	299,047
Total assets	$14,964,513	$11,830,308
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,767,523	$1,477,499
Accrued liabilities and other	3,038,713	3,234,120
Deferred revenue, current	1,044,281	—
Notes payable, current, net of discounts of $0 and $863,813, respectively	333,333	4,348,678
Total current liabilities	6,183,850	9,060,297
Deferred revenue	192,728	—
Notes payable, net of discounts of $2,033,506 and $1,585,882, respectively	60,746,002	29,484,057
Other liabilities	1,677,633	3,089,420
Total liabilities	68,800,213	41,633,774
Stockholders’ deficit:
Preferred stock; $.001 par value; 5,000,000 shares authorized; 0 and 4,519 Series B shares issued and outstanding at December 31, 2015 and 2014, respectively	—	4
Common stock; $.001 par value; 200,000,000 shares authorized; 155,649,665 and 150,200,259 shares issued and outstanding at December 31, 2015 and 2014, respectively	155,650	150,200
Additional paid-in capital	326,085,743	323,030,301
Accumulated deficit	(380,546,651)	(352,983,971)
Total Navidea stockholders' deficit	(54,305,258)	(29,803,466)
Noncontrolling interest	469,558	—
Total stockholders’ deficit	(53,835,700)	(29,803,466)
Total liabilities and stockholders’ deficit	$14,964,513	$11,830,308

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2015	2014	2013
Revenue:
Lymphoseek sales revenue	$10,254,352	$4,233,953	$614,423
Lymphoseek license revenue	1,133,333	300,000	—
Grant and other revenue	1,861,622	1,740,896	516,207
Total revenue	13,249,307	6,274,849	1,130,630
Cost of goods sold	1,754,763	1,586,145	332,815
Gross profit	11,494,544	4,688,704	797,815
Operating expenses:
Research and development	12,787,733	16,779,589	23,710,183
Selling, general and administrative	17,257,329	15,542,071	15,525,946
Total operating expenses	30,045,062	32,321,660	39,236,129
Loss from operations	(18,550,518)	(27,632,956)	(38,438,314)
Other income (expense):
Interest expense, net	(6,873,736)	(3,690,068)	(2,759,942)
Equity in loss of R-NAV, LLC	(305,253)	(523,809)	—
Change in fair value of financial instruments	(614,782)	(1,342,389)	(112,073)
Loss on extinguishment of debt	(2,440,714)	(2,610,196)	(1,372,266)
Other, net	26,808	72,749	(16,863)
Total other expense, net	(10,207,677)	(8,093,713)	(4,261,144)
Loss before income taxes	(28,758,195)	(35,726,669)	(42,699,458)
Benefit from income taxes	436,051	—	—
Loss from continuing operations	(28,322,144)	(35,726,669)	(42,699,458)
Income from discontinued operations, net of tax effect	758,609	—	—
Net loss	(27,563,535)	(35,726,669)	(42,699,458)
Less loss attributable to noncontrolling interest	(855)	—	—
Deemed dividend on beneficial conversion feature of MT Preferred Stock	(46,000)	—	—
Net loss attributable to common stockholders	$(27,608,680)	$(35,726,669)	$(42,699,458)
Income (loss) per common share (basic and diluted):
Continuing operations	$(0.19)	$(0.24)	$(0.35)
Discontinued operations	$0.01	$-	$-
Attributable to common stockholders	$(0.18)	$(0.24)	$(0.35)
Weighted average shares outstanding (basic and diluted)	151,180,222	148,748,396	121,808,986

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non- controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, December 31, 2012	6,938	$7	113,018,772	$113,019	$273,039,442	$(274,557,844)	$—	$(1,405,376)
Issued stock in connection with public offerings, net of costs	—	—	14,205,770	14,205	38,117,267	—	—	38,131,472
Issued stock upon exercise of stock options, net	—	—	39,649	40	(9,201)	—	—	(9,161)
Issued restricted stock	—	—	73,500	74	—	—	—	74
Canceled stock to pay employee tax obligations	—	—	(194,077)	(194)	(610,362)	—	—	(610,556)
Canceled forfeited restricted stock	—	—	(29,250)	(29)	—	—	—	(29)
Issued stock upon exercise of warrants	2,365	2	3,000,000	3,000	6,158,330	—	—	6,161,332
Issued stock to 401(k) plan	—	—	22,126	22	66,755	—	—	66,777
Issued stock for payment of milestone fee	—	—	100,000	100	165,900	—	—	166,000
Conversion of Series B Preferred Stock to common stock	(1,738)	(1)	5,682,933	5,682	(5,681)	—	—	—
Issued warrants in connection with debt issuance	—	—	—	—	967,115	—	—	967,115
Issued warrants in connection with public offering	—	—	—	—	(7,686,046)	—	—	(7,686,046)
Stock compensation expense	—	—	—	—	2,908,269	—	—	2,908,269
Net loss	—	—	—	—	—	(42,699,458)	—	(42,699,458)
Balance, December 31, 2013	7,565	8	135,919,423	135,919	313,111,788	(317,257,302)	—	(4,009,587)
Issued stock upon exercise of stock options, net	—	—	299,360	300	(51,669)	—	—	(51,369)
Issued restricted stock	—	—	380,250	380	—	—	—	380
Canceled stock to pay employee tax obligations	—	—	(6,582)	(6)	(8,813)	—	—	(8,819)
Canceled forfeited restricted stock	—	—	(300,000)	(300)	—	—	—	(300)
Issued stock to 401(k) plan	—	—	36,455	36	100,007	—	—	100,043
Conversion of Series B Preferred Stock to common stock, net	(3,046)	(4)	9,960,420	9,960	(9,956)	—	—	—
Issued warrants in connection with debt issuance	—	—	—	—	464,991	—	—	464,991
Issued stock upon exchange of warrants	—	—	3,843,223	3,843	7,682,930	—	—	7,686,773
Issued stock in payment of Board retainers	—	—	67,710	68	89,307	—	—	89,375
Recovery of shareholder short swing profits	—	—	—	—	17,554	—	—	17,554
Stock compensation expense	—	—	—	—	1,634,162	—	—	1,634,162
Net loss	—	—	—	—	—	(35,726,669)	—	(35,726,669)
Balance, December 31, 2014	4,519	4	150,200,259	150,200	323,030,301	(352,983,971)	—	(29,803,466)
Issued stock upon exercise of stock options, net	—	—	124,238	124	54,206	—	—	54,330
Issued restricted stock	—	—	354,000	354	—	—	—	354
Canceled forfeited restricted stock	—	—	(158,000)	(158)	158	—	—	—
Canceled stock to pay employee tax obligations	—	—	(7,645)	(7)	(12,607)	—	—	(12,614)
Issued stock in payment of Board retainers	—	—	90,977	91	172,878	—	—	172,969
Issued stock to 401(k) plan	—	—	68,157	68	117,031	—	—	117,099
Exchanged Series B Preferred Stock for warrants	(4,519)	(4)	—	—	4	—	—	—
Extension of warrant expiration date	—	—	—	—	149,615	—	—	149,615
Issued warrants in connection with advisory services agreement	—	—	—	—	256,450	—	—	256,450
Issued stock upon exercise of warrants	—	—	4,977,679	4,978	(4,978)	—	—	—
Stock compensation expense	—	—	—	—	2,368,685	—	—	2,368,685
Net loss	—	—	—	—	—	(27,562,680)	(855)	(27,563,535)
Issuance of MT Preferred Stock, net of deemed dividend	—	—	—	—	(46,000)	—	470,413	424,413
Balance, December 31, 2015	—	$0	155,649,665	$155,650	$326,085,743	$(380,546,651)	$469,558	$(53,835,700)

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(27,563,535)	$(35,726,669)	$(42,699,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	562,468	487,906	400,304
Amortization of patents and trademarks	8,951	12,277	3,877
Loss on disposal and abandonment of assets	33,184	31,794	1,160
Change in inventory reserve and other adjustments to inventory	143,493	539,027	—
Amortization of debt discount and issuance costs	492,963	844,250	765,263
Compounded interest on notes payable	2,048,960	—	—
Stock compensation expense	2,368,685	1,634,162	2,908,269
Equity in loss of R-NAV, LLC	305,253	523,809	—
Change in fair value of financial instruments	614,782	1,342,389	112,073
Loss on extinguishment of debt	2,440,714	2,610,196	1,372,266
Issued stock to 401(k) plan for employer matching contributions	117,099	100,043	66,777
Extension of warrant expiration date	149,615	—	—
Issued warrants in connection with advisory services agreement	256,450	—	—
Issuance of common stock for payment of milestone and sublicense fees	—	—	166,000
Other	109,292	50,718	4,432
Change in operating assets and liabilities:
Accounts and other receivables	(2,808,696)	334,082	(1,042,280)
Inventory	135,986	761,024	(1,934,936)
Prepaid expenses and other assets	263,915	(476,860)	84,493
Accounts payable	290,024	(944,850)	1,003,515
Accrued liabilities and other liabilities	(282,642)	(1,250,047)	3,176,170
Deferred revenue	1,237,009	—	—
Net cash used in operating activities	(19,076,030)	(29,126,749)	(35,612,075)
Cash flows from investing activities:
Purchases of equipment	(39,001)	(1,114,448)	(1,239,666)
Proceeds from sales of equipment	38,265	—	—
Patent and trademark costs	(27,092)	(77,184)	(52,701)
Investment in R-NAV, LLC	—	(333,334)	—
Net cash used in investing activities	(27,828)	(1,524,966)	(1,292,367)
Cash flows from financing activities:
Proceeds from issuance of MT Preferred Stock and warrants	500,000	—	—
Payment of issuance costs related to MT Preferred Stock and warrants	(12,587)	—	—
Proceeds from issuance of common stock and short swing profits	65,975	87,984	41,303,750
Payment of common stock issuance costs	—	—	(1,752,932)
Payment of tax withholdings related to stock-based compensation	(23,906)	(130,537)	(659,018)
Proceeds from notes payable	54,500,000	30,000,000	29,000,000
Payment of debt-related costs	(3,902,487)	(1,763,526)	(1,177,293)
Principal payments on notes payable	(30,333,333)	(25,000,000)	(5,982,155)
Payments under capital leases	(2,550)	(2,226)	(7,448)
Net cash provided by financing activities	20,791,112	3,191,695	60,724,904
Net increase (decrease) in cash	1,687,254	(27,460,020)	23,820,462
Cash, beginning of period	5,479,006	32,939,026	9,118,564
Cash, end of period	$7,166,260	$5,479,006	$32,939,026

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies
a.

Organization and Nature of Operations:  Navidea Biopharmaceuticals, Inc. (Navidea, the Company, or we), a Delaware Corporation (NYSE MKT: NAVB), is a biopharmaceutical company focused on the development and commercialization of precision immunodiagnostic agents and immunotherapeutics.  Navidea is developing multiple precision-targeted products and platforms including Manocept™ and NAV4694 to help identify the sites and pathways of undetected disease and enable better diagnostic accuracy, clinical decision-making, targeted treatment and, ultimately, patient care.

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

Recent preclinical data being developed by the Company using tilmanocept linked to a therapeutic agent also suggest that tilmanocept’s binding affinity to CD206 receptors demonstrates the potential for this technology to be useful in treating diseases linked to the over-activation of macrophages.  This includes various cancers as well as autoimmune, infectious, cardiovascular, and central nervous system diseases.  Our efforts in this area were further supported by the January 2015 formation of Macrophage Therapeutics, Inc. (MT), a majority-owned subsidiary that was formed specifically to further explore therapeutic applications for the Manocept platform.  Navidea owns 99.9% of MT.

Our focus on development of our proprietary Manocept platform technology further supports the 2014 decision by the Company’s Board of Directors to reduce our support for, while seeking to partner or out-license, our two neurological development programs, NAV4694 and NAV5001.

Other than Lymphoseek, none of the Company’s drug product candidates have been approved for sale in any market.

From our inception through August 2011, we also manufactured a line of gamma detection systems called the neoprobe® GDS system (the GDS Business).  We sold the GDS Business to Devicor Medical Products, Inc. (Devicor) in August 2011.  In exchange for the assets of the GDS Business, Devicor made net cash payments to us totaling $30.3 million, assumed certain liabilities of the Company associated with the GDS Business, and agreed to make royalty payments to us of up to an aggregate maximum amount of $20 million based on the net revenue attributable to the GDS Business through 2017.  We recorded net income of $759,000 in 2015 related to royalty amounts earned based on 2015 GDS Business revenue.  The royalty amount of $1.2 million was offset by $436,000 in estimated taxes which were allocated to discontinued operations, but were fully offset by the tax benefit from our net operating loss for 2015. We did not earn or receive any such royalty payments prior to 2015.

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

b.

Principles of Consolidation:  Our consolidated financial statements include the accounts of Navidea and our wholly-owned subsidiaries, Navidea Biopharmaceuticals Limited and Cardiosonix Ltd, as well as those of our majority-owned subsidiary, MT.  Our consolidated financial statements also include the accounts of our former wholly-owned subsidiary, Cira Bio, through the date of dissolution in October 2013.  All significant inter-company accounts were eliminated in consolidation.  Navidea's investment in R-NAV, LLC (R-NAV) is being accounted for using the equity method of accounting and is therefore not consolidated.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

(1)	Cash, accounts and other receivables, accounts payable, and accrued liabilities: The carrying amounts approximate fair value because of the short maturity of these instruments.
(2)

Notes payable:  The carrying value of our debt at December 31, 2015 and 2014 primarily consists of the face amount of the notes less unamortized discounts.  See Note 12.  At December 31, 2015 and 2014, certain notes payable were also required to be recorded at fair value.  The estimated fair value of our debt was calculated using a discounted cash flow analysis as well as a Monte Carlo simulation.  These valuation methods include Level 3 inputs such as the estimated current market interest rate for similar instruments with similar creditworthiness.  Unrealized gains and losses on the fair value of the debt are classified in other expenses as a change in the fair value of financial instruments in the consolidated statements of operations.  At December 31, 2015 and 2014, the fair value of our notes payable is approximately $64.0 million and $37.9 million, respectively, compared to the carrying value of $61.1 million and $33.8 million, respectively.

(3)

Derivative liabilities:  Derivative liabilities are related to certain outstanding warrants which are recorded at fair value.  Derivative liabilities totaling $63,000 as of December 31, 2015 were included in other liabilities on the consolidated balance sheets.  No derivative liabilities were outstanding as of December 31, 2014.  The assumptions used to calculate fair value as of December 31, 2015 included volatility, a risk-free rate and expected dividends.  In addition, we considered non-performance risk and determined that such risk is minimal.  Unrealized gains and losses on the derivatives are classified in other expenses as a change in the fair value of financial instruments in the statements of operations.

e.

Stock-Based Compensation:  At December 31, 2015, we have instruments outstanding under two stock-based compensation plans; the Fourth Amended and Restated 2002 Stock Incentive Plan (the 2002 Plan) and the 2014 Stock Incentive Plan (the 2014 Plan).  In addition, we have stock options outstanding that were awarded as an employment inducement in connection with the appointment of our new CEO in October 2014.  Currently, under the 2014 Plan, we may grant incentive stock options, nonqualified stock options, and restricted stock awards to full-time employees and directors, and nonqualified stock options and restricted stock awards may be granted to our consultants and agents.  Total shares authorized under each plan are 12 million shares and 5 million shares, respectively.  Although instruments are still outstanding under the 2002 Plan, the plan has expired and no new grants may be made from it.  Under both plans, the exercise price of each option is greater than or equal to the closing market price of our common stock on the date of the grant.

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

Stock-based payments to employees and directors, including grants of stock options, are recognized in the consolidated statement of operations based on their estimated fair values.  The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model.  Expected volatilities are based on the Company’s historical volatility, which management believes represents the most accurate basis for estimating expected future volatility under the current circumstances.  Navidea uses historical data to estimate forfeiture rates.  The expected term of stock options granted is based on the vesting period and the contractual life of the options.  The risk-free rate is based on the U.S. Treasury yield in effect at the time of the grant. The assumptions used to calculate the fair value of stock option awards granted during the years ended December 31, 2015, 2014 and 2013 are noted in the following table:

	2015	2014	2013
Expected volatility	61%-64%	61%-67%	60%-71%
Weighted-average volatility	62%	65%	65%
Expected dividends	—	—	—
Expected term (in years)	5.1-6.3	5.3-7.4	5.0-6.2
Risk-free rate	1.5%-1.9%	1.6%-2.0%	1.0%-1.9%

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

g.

Accounts and Other Receivables:  Accounts and other receivables are recorded net of an allowance for doubtful accounts.  We estimate an allowance for doubtful accounts based on a review and assessment of specific accounts and other receivables and write off accounts when deemed uncollectible.  See Note 6.

h.

Inventory:  All components of inventory are valued at the lower of cost (first-in, first-out) or market.  We adjust inventory to market value when the net realizable value is lower than the carrying cost of the inventory.  Market value is determined based on estimated sales activity and margins.  We estimate a reserve for obsolete inventory based on management’s judgment of probable future commercial use, which is based on an analysis of current inventory levels, estimated future sales and production rates, and estimated shelf lives.  See Note 7.

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
k.

Impairment or Disposal of Long-Lived Assets:  Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  No impairment was recognized during the years ended December 31, 2015, 2014 or 2013.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

l.

Leases:  Leases are categorized as either operating or capital leases at inception.  Operating lease costs are recognized on a straight-line basis over the term of the lease.  An asset and a corresponding liability for the capital lease obligation are established for the cost of capital leases.  The capital lease obligation is amortized over the life of the lease.  For build-to-suit leases, the Company establishes an asset and liability for the estimated construction costs incurred to the extent that it is involved in the construction of structural improvements or takes construction risk prior to the commencement of the lease.  Upon occupancy of facilities under build-to-suit leases, the Company assesses whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance.  If a lease does not meet the criteria to qualify for a sale-leaseback transaction, the established asset and liability remain on the Company's balance sheet.  See Note 19.

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

n.

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

We generate additional revenue from grants to support various product development initiatives.  We generally recognize grant revenue when expenses reimbursable under the grants have been paid and payments under the grants become contractually due.  Lastly, we recognize revenues from the provision of services to R-NAV and its subsidiaries.  See Note 10.

o.

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

p.

Income Taxes:  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to the uncertainty surrounding the realization of the deferred tax assets in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance at December 31, 2015 and 2014.

Current accounting standards include guidance on the accounting for uncertainty in income taxes recognized in the financial statements. Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility. As a result, no liability for uncertain tax positions was recorded as of December 31, 2015 or 2014 and we do not expect any significant changes in the next twelve months. Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense. As of December 31, 2015, tax years 2012-2015 remained subject to examination by federal and state tax authorities. See Note 16.

q.

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

During the second quarter of 2015, the Company adopted ASU 2015-03.  The consolidated balance sheet as of December 31, 2014 has been adjusted to reflect retrospective application of the new method of presentation.  Deferred debt issuance costs totaling $90,000 that were included in other assets as of December 31, 2014 were reclassified as discounts on notes payable, current, of $35,000 and discounts on notes payable, long term, of $55,000.  We have reflected all remaining unamortized costs as a reduction of the debt on the balance sheets as of December 31, 2015 and 2014, and will continue to do so in future periods.  The adoption of ASU 2015-03 had no impact on the consolidated statements of operations, stockholders' deficit or cash flows.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes.  ASU 2015-17 eliminates the requirement to bifurcate deferred taxes between current and noncurrent on the balance sheet and requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet.  ASU 2015-17 may be applied retrospectively or prospectively and early adoption is permitted.  We early-adopted ASU 2015-17 as of December 31, 2015 and the statement of financial position as of this date reflects the revised classification of current deferred tax assets and liabilities as noncurrent.  Adoption of ASU 2015-17 resulted in a retrospective reclassification between current deferred tax assets and noncurrent deferred tax assets.

r.

Recent Accounting Developments:  In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis.  ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities.  All legal entities are subject to reevaluation under the revised consolidation model.  Specifically, the amendments: (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, and (iii) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships.  ASU 2015-02 is effective for public entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.  The amendments may be applied using a modified retrospective approach or a full retrospective approach.  Early adoption is permitted, including adoption in an interim period.  The adoption of ASU 2015-02 is not expected to have a material effect on our consolidated financial statements.

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

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers.  ASU 2015-14 defers the effective date of ASU No. 2014-09 for all entities by one year.  Public business entities should adopt the new revenue recognition standard for annual reporting periods beginning after December 15, 2017, including interim periods within that year.  Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year.  We are currently evaluating the potential impact that the adoption of ASU 2014-09 may have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases.  ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  While we are still evaluating the impact of our pending adoption of the new standard on our consolidated financial statements, we expect that upon adoption we will recognize ROU assets and lease liabilities and that the amounts could be material.

2.	Liquidity

All of our material assets, except our intellectual property, have been pledged as collateral for our borrowings under the Term Loan Agreement (the CRG Loan Agreement) with Capital Royalty Partners II L.P. (CRG).  In addition to the security interest in our assets, the CRG Loan Agreement carries covenants that impose significant requirements on us, including, among others, requirements that we (1) pay all principal, interest and other charges on the outstanding balance of the borrowed funds when due; (2) maintain liquidity of at least $5 million during the term of the CRG Loan Agreement; and (3) meet certain annual EBITDA or revenue targets ($22.5 million of Lymphoseek sales revenue in 2016) as defined in the CRG Loan Agreement.  The events of default under the CRG Loan Agreement also include a failure of Platinum-Montaur Life Sciences LLC, an affiliate of Platinum Management (NY) LLC, Platinum Partners Value Arbitrage Fund L.P., Platinum Partners Liquid Opportunity Master Fund L.P., Platinum Liquid Opportunity Management (NY) LLC, and Montsant Partners LLC (collectively, Platinum) to perform its funding obligations under the Platinum Loan Agreement (as defined below) at any time as to which the Company had negative EBITDA for the most recent fiscal quarter, as a result either of Platinum’s repudiation of its obligations under the Platinum Loan Agreement, or the occurrence of an insolvency event with respect to Platinum.  See Note 12.

We did not achieve the 2015 annual Lymphoseek sales revenue target of $11 million as initially established under the CRG Loan Agreement, but in December 2015 CRG agreed to a reduction of that target to $10 million and we were able to meet that reduced target with Lymphoseek sales revenue of $10.3 million, thereby complying with the covenant.  It appears likely that we will need to draw on the Platinum line of credit in order to maintain compliance with the $5 million liquidity covenant of the CRG Loan Agreement beginning in the second quarter of 2016.  Our inability to meet the liquidity covenant would be an event of default under the CRG Loan Agreement.  In addition, if we are unable to reach the 2016 annual Lymphoseek sales revenue target of $22.5 million, this would also be an event of default under the CRG Loan Agreement; however, potential shortfalls to this revenue covenant are curable by the Company depositing 2.5 times the amount of the shortfall in a bank account controlled by CRG.  The events of default under the CRG Loan Agreement also include a failure of Platinum to perform its funding obligations under the Platinum Loan Agreement at any time as to which the Company had negative EBITDA for the most recent fiscal quarter, as a result either of Platinum’s repudiation of its obligations under the Platinum Loan Agreement, or the occurrence of an insolvency event with respect to Platinum.  Our ability to comply with these provisions may be affected by changes in our business condition or results of our operations, or other events beyond our control.  An event of default would entitle CRG to accelerate the maturity of our indebtedness, increase the interest rate to the default rate of 18% per annum, and invoke other remedies available to it under the loan agreement and the related security agreement, which could raise substantial doubt about the Company’s ability to continue as a going concern.

In addition, our Loan Agreement with Platinum (the Platinum Loan Agreement) carries standard non-financial covenants typical for commercial loan agreements, many of which are similar to those contained in the CRG Loan Agreement, that impose significant requirements on us.  Our ability to comply with these provisions may be affected by changes in our business condition or results of our operations, or other events beyond our control.  The breach of any of these covenants would result in a default under the Platinum Loan Agreement, permitting Platinum to terminate our ability to obtain additional draws under the Platinum Loan Agreement and accelerate the maturity of the debt, subject to the limitations of the Subordination Agreement with CRG.  Such actions by Platinum could materially adversely affect our operations, results of operations and financial condition, including causing us to substantially curtail our product development activities.  We are currently in compliance with all covenants under the Platinum Loan Agreement.  See Note 12.

3.	Fair Value Hierarchy

Platinum has the right to convert all or any portion of the unpaid principal or unpaid interest accrued on all draws under the Platinum credit facility, under certain circumstances.  Platinum’s debt instrument, including the embedded option to convert such debt into common stock, is recorded at fair value on the consolidated balance sheets.  The estimated fair value of the Platinum notes payable is $11.5 million at December 31, 2015, and will continue to be measured on a recurring basis.  See Note 12.

MT issued warrants to purchase MT Common Stock with certain characteristics including a net settlement provision that require the warrants to be accounted for as a derivative liability at fair value on the consolidated balance sheets.  The estimated fair value of the MT warrants is $63,000 at December 31, 2015, and will continue to be measured on a recurring basis.  See Notes 1(m) and 9.

The following tables set forth, by level, financial liabilities measured at fair value on a recurring basis:

Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2015
	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs (a)(b)	Balance as of December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2015
Platinum notes payable	$—	$—	$11,491,253	$11,491,253
Liability related to MT warrants	—	—	63,000	63,000

Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2014
	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs (a)(b)	Balance as of December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2014
Platinum notes payable	$—	$—	$5,615,764	$5,615,764
a.

Valuation Processes-Level 3 Measurements:  The Company utilizes third-party valuation services that use complex models such as Monte Carlo simulation to estimate the value of our financial liabilities.  Each reporting period, the Company provides significant unobservable inputs to the third-party valuation experts based on current internal estimates and forecasts.

b.

Sensitivity Analysis-Level 3 Measurements:  Changes in the Company’s current internal estimates and forecasts are likely to cause material changes in the fair value of certain liabilities.  The significant unobservable inputs used in the fair value measurement of the liabilities include the amount and timing of future draws expected to be taken under the Platinum Loan Agreement based on current internal forecasts and management’s estimate of the likelihood of actually making those draws as opposed to obtaining other sources of financing.  Significant increases (decreases) in any of the significant unobservable inputs would result in a higher (lower) fair value measurement.  A change in one of the inputs would not necessarily result in a directionally similar change in the others.

There were no Level 1 liabilities outstanding at any time during the years ended December 31, 2015 and 2014.  There were no transfers in or out of our Level 2 liabilities during the years ended December 31, 2015 and 2014.  Changes in the estimated fair value of our Level 3 liabilities relating to unrealized gains (losses) are recorded as changes in the fair value of financial instruments in the consolidated statements of operations.  The change in the estimated fair value of our Level 3 liabilities during the years ended December 31, 2015 and 2014 was an increase of $615,000 and $1.3 million, respectively.

4.	Stock-Based Compensation

For the years ended December 31, 2015, 2014 and 2013, our total stock-based compensation expense was approximately $2.4 million, $1.6 million and $2.9 million, respectively.  We have not recorded any income tax benefit related to stock-based compensation for the years ended December 31, 2015, 2014 and 2013.

A summary of the status of our stock options as of December 31, 2015, and changes during the year then ended, is presented below:

	Year Ended December 31, 2015
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of year	5,345,764	$2.16
Granted	1,365,400	1.67
Exercised	(146,625)	0.61
Canceled and forfeited	(1,081,725)	2.82
Expired	(45,750)	0.39
Outstanding at end of year	5,437,064	$1.96	7.2 years	$301,969
Exercisable at end of year	2,512,049	$2.14	5.6 years	$251,889

The weighted average grant-date fair value of options granted in 2015, 2014, and 2013 was $1.67, $1.56 and $1.81, respectively.  During 2015, 146,625 stock options with an aggregate intrinsic value of $144,000 were exercised in exchange for issuance of 124,238 shares of our common stock, resulting in gross proceeds of $66,000.  During 2014, 468,000 stock options with an aggregate intrinsic value of $582,000 were exercised in exchange for issuance of 299,360 shares of our common stock, resulting in gross proceeds of $70,000.  During 2013, 60,000 stock options with an aggregate intrinsic value of $126,000 were exercised in exchange for issuance of 39,649 shares of our common stock, resulting in gross proceeds of $39,000.  In 2015, 2014, and 2013, the aggregate fair value of stock options vested during the year was $277,000, $4,000 and $36,000, respectively.

A summary of the status of our unvested restricted stock as of December 31, 2015, and changes during the year then ended, is presented below:

	Year Ended December 31, 2015
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	498,250	$1.91
Granted	354,000	1.73
Forfeited	(108,000)	2.71
Expired	(50,000)	1.93
Vested	(333,250)	1.69
Unvested at end of year	361,000	$1.69

During 2015, 2014 and 2013, 333,250, 216,250 and 745,000 shares, respectively, of restricted stock vested with aggregate vesting date fair values of $511,000, $387,000 and $2.3 million, respectively.

During 2015, 120,000 shares of restricted stock held by non-employee directors with an aggregate fair value of $193,000 vested as scheduled according to the terms of the restricted stock agreements.  Also during 2015, 193,250 shares of restricted stock held by employees with an aggregate fair value of $286,000 vested as scheduled according to the terms of the restricted stock agreements.  During 2015, 27,000 shares of restricted stock held by employees with an aggregate fair value of $50,000 were forfeited in connection with their separation from employment.  In April 2015, 20,000 shares of restricted stock held by an executive officer with an aggregate fair value of $32,000 vested upon reaching a milestone as defined by the terms of the restricted stock agreement.  In May 2015, 20,000 shares of restricted stock held by an executive officer with an aggregate fair value of $25,000 were forfeited in connection with his separation from employment.  In July 2015, 61,000 shares of restricted stock held by non-employee directors with an aggregate fair value of $107,000 were forfeited as a result of their departures from the Board.

During 2014, 61,250 shares of restricted stock held by non-employee directors with an aggregate fair value of $111,000 vested as scheduled according to the terms of the restricted stock agreements.  Also during 2014, 40,000 shares of restricted stock held by executive officers with an aggregate fair value of $52,000 vested upon reaching certain milestones as defined by the terms of the restricted stock agreements.  In March 2014, 100,000 shares of restricted stock with an aggregate fair value of $205,000 vested as scheduled according to the terms of the restricted stock agreement.  In May 2014, 175,000 shares of restricted stock held by our former CEO with an aggregate fair value of $278,000 were forfeited in connection with his separation from employment.  In September 2014, 125,000 shares of restricted stock held by our former CEO with an aggregate fair value of $166,000 were forfeited in connection with termination of his Consulting Agreement.  In December 2014, 15,000 shares of restricted stock held by our former CEO with an aggregate fair value of $19,000 vested as scheduled in accordance with the terms of the restricted stock agreement.

In February 2013, 100,000 shares of restricted stock with an aggregate fair value of $310,000 vested as scheduled according to the terms of a restricted stock agreement.  In March 2013, the Company received FDA approval to market Lymphoseek.  As a result of the Lymphoseek approval, 560,000 shares of restricted stock vested with an aggregate fair value of $1.8 million.  In April 2013, 85,000 shares of restricted stock held by non-employee directors with an aggregate fair value of $224,000 vested as scheduled according to the terms of the restricted stock agreements.  In July 2013, 29,250 shares of restricted stock with an aggregate fair value of $83,000 were forfeited as a result of a non-employee director departing from the Board.

During 2015, 2014 and 2013, we paid minimum tax withholdings related to stock options exercised and restricted stock vested of $24,000, $131,000, and $659,000, respectively.  As of December 31, 2015, there was approximately $1.1 million of total unrecognized compensation cost related to stock option and restricted stock awards, which we expect to recognize over remaining weighted average vesting terms of 1.6 years.  See Note 1(e).

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

The following table sets forth the calculation of basic and diluted earnings (loss) per share for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
Net loss	$(27,563,535)	$(35,726,669)	$(42,699,458)
Less loss attributable to noncontrolling interest	(855)	—	—
Deemed dividend on beneficial conversion feature of MT Preferred Stock	(46,000)	—	—
Net loss attributable to common stockholders	$(27,608,680)	$(35,726,669)	$(42,699,458)

Weighted average shares outstanding (basic and diluted)	151,180,222	148,748,396	121,808,986
Loss per common share (basic and diluted)	$(0.18)	$(0.24)	$(0.35)

Diluted earnings (loss) per common share for the years ended December 31, 2015, 2014 and 2013 excludes the effects of 14.6 million, 19.0 million and 32.2 million common share equivalents, respectively, since such inclusion would be anti-dilutive. The excluded shares consist of common shares issuable upon exercise of outstanding stock options and warrants, and upon the conversion of convertible debt and convertible preferred stock.

The Company’s unvested stock awards contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”).  Therefore, the unvested stock awards are required to be included in the number of shares outstanding for both basic and diluted earnings per share calculations.  However, due to our loss from continuing operations, 361,000, 498,250 and 634,250 shares of unvested restricted stock for the years ended December 31, 2015, 2014 and 2013, respectively, were excluded in determining basic and diluted loss per share because such inclusion would be anti-dilutive.

6.	Accounts and Other Receivables and Concentrations of Credit Risk

Accounts and other receivables at December 31, 2015 and 2014 consist of the following:

	2015	2014
Trade	$2,498,087	$816,544
Other	1,205,099	$77,946
	$3,703,186	$894,490

At December 31, 2015 and 2014, approximately 67% and 91%, respectively, of net accounts and other receivables were due from Cardinal Health.  In addition, at December 31, 2015, approximately 32% of net accounts and other receivables were due from Devicor related to royalty amounts earned based on 2015 GDS Business revenue.  As of December 31, 2015 and 2014, there was no allowance for doubtful accounts.  We do not believe we are exposed to significant credit risk related to Cardinal Health or Devicor based on the overall financial strength and credit worthiness of the entities.  We believe that we have adequately addressed other credit risks in estimating the allowance for doubtful accounts.

7.	Inventory

The components of net inventory at December 31, 2015 and 2014, net of reserves of $345,000 and $539,000, respectively, are as follows:

	2015	2014
Materials	$330,000	$—
Work-in-process	392,457	1,034,476
Finished goods	275,168	436,936
Reserves	(344,719)	(539,027)
	$652,906	$932,385

During 2015 and 2014, we capitalized $1.1 million and $110,000, respectively, of inventory costs associated with our Lymphoseek product.  During 2015 and 2014, we utilized $446,000 and $198,000, respectively, of previously capitalized Lymphoseek inventory due to the consumption of the Lymphoseek material for product testing and development purposes.

During 2015, we wrote off $120,000 of materials related to production issues.  During 2015 and 2014, we recorded obsolescence reserves of $52,000 and $539,000 of Lymphoseek inventory related to specific lots that expired or were nearing product expiry and therefore were no longer expected to be sold.

8.	Property and Equipment

The major classes of property and equipment are as follows:

	Useful Life	2015	2014
Production machinery and equipment	5 years	$1,427,472	$1,446,551
Other machinery and equipment, primarily computers and research equipment	3 – 5 years	421,318	602,974
Furniture and fixtures	7 years	648,131	670,567
Software	3 years	476,530	476,530
Leasehold improvements*	Term of Lease	897,584	927,406
		$3,871,035	$4,124,028

*	We amortize leasehold improvements over the term of the lease, which in all cases is shorter than the estimated useful life of the asset.

Property and equipment includes $9,000 of equipment under capital leases with accumulated amortization of $7,000 and $5,000 at December 31, 2015 and 2014, respectively.  During 2015, 2014 and 2013, we recorded $562,000, $488,000 and $400,000, respectively, of depreciation and amortization related to property and equipment.

9.	Investment in Macrophage Therapeutics, Inc.

In March 2015, MT, our previously wholly-owned subsidiary, entered into a Securities Purchase Agreement to sell up to 50 shares of its Series A Convertible Preferred Stock (MT Preferred Stock) and warrants to purchase up to 1,500 common shares of MT (MT Common Stock) to Platinum and Dr. Michael Goldberg (collectively, the Investors) for a purchase price of $50,000 per unit.  A unit consists of one share of MT Preferred Stock and 30 warrants to purchase MT Common Stock.  Under the agreement, 40% of the MT Preferred Stock and warrants are committed to be purchased by Dr. Goldberg, and the balance by

Platinum.  The full 50 shares of MT Preferred Stock and warrants that may be sold under the agreement are convertible into, and exercisable for, MT Common Stock representing an aggregate 1% interest on a fully converted and exercised basis.  Navidea owns the remainder of the MT Common Stock.  On March 11, 2015, definitive agreements with the Investors were signed for the sale of the first 10 shares of MT Preferred Stock and warrants to purchase 300 shares of MT Common Stock to the Investors, with gross proceeds to MT of $500,000.  The MT Common Stock held by parties other than Navidea is reflected on the consolidated balance sheets as a noncontrolling interest.

The warrants have certain characteristics including a net settlement provision that require the warrants to be accounted for as a derivative liability at fair value, with subsequent changes in fair value included in earnings.  The fair value of the warrants was estimated to be $63,000 at issuance and at December 31, 2015.  See Notes 1(m) and 3.  In addition, the MT Preferred Stock includes a beneficial conversion feature.  The conversion option was immediately convertible upon issuance, resulting in a deemed dividend of $46,000 related to the beneficial conversion feature.  Finally, certain provisions of the Securities Purchase Agreement obligate the Investors to acquire the remaining MT Preferred Stock and related warrants for $2.0 million at the option of MT.  The estimated relative fair value of this put option was $113,000 at issuance based on the Black-Scholes option pricing model and is classified within stockholders' equity.

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

10.	Investment in R-NAV, LLC

In July 2014, Navidea formed a joint enterprise with Essex Woodlands-backed Rheumco, LLC, to develop and commercialize radiolabeled diagnostic and therapeutic products for rheumatologic and arthritic diseases.  The joint enterprise, called R-NAV, LLC, combines Navidea’s proprietary Manocept CD206 macrophage targeting platform and Rheumco’s proprietary Tin-117m radioisotope technology to focus on leveraging the platforms across several indications with high unmet medical need, including the detection and treatment of RA and veterinary osteoarthritis.

Both Rheumco and Navidea have contributed licenses for intellectual property and technology to R-NAV in exchange for common units in R-NAV.  The contributions of these licenses were recorded using the carryover basis.  R-NAV was initially capitalized through a $4.0 million investment from third-party private investors, and the technology contributions from Rheumco and Navidea.  Navidea committed an additional $1.0 million investment to be paid over three years, with $333,334 in cash contributed at inception and a promissory note in the principal amount of $666,666, payable in two equal installments on the first and second anniversaries of the transaction.  In exchange for its capital and in-kind investment, the Company received 1,000,000 Series A preferred units of R-NAV (Series A Units).  The Company will receive an additional 500,000 Series A Units for management and technical services associated with the programs described above to be performed by the Company for R-NAV pursuant to a services agreement.  The Series A Units are convertible into common units at the option of the holder for a conversion price of $1 per unit, subject to broad-based weighted average anti-dilution rights.

Navidea initially owned approximately 33.7% of the combined entity.  At December 31, 2015, Navidea owns approximately 27.3% of R-NAV.  Joint oversight over certain aspects of R-NAV is shared between Navidea and the other investors; Navidea does not control the operations of R-NAV.  Navidea has three-year call options to acquire, at its sole discretion, all of the equity of R-NAV’s Subsidiary 1A (focused on diagnosis of human RA) for $10.5 million prior to the launch of a Phase 3 clinical trial for its development program, and all of the equity of R-NAV’s Subsidiary 1B (focused on treatment of human RA) at fair value upon completion of radiochemistry and biodistribution studies for its development program.

Navidea's investment in R-NAV is being accounted for using the equity method of accounting.  In accordance with current accounting guidance, the Company's contributions of cash and note payable totaling $1.0 million were allocated between the investment in R-NAV and the call option on Subsidiary 1A based on the relative fair values of the assets.  As a result, we recorded an initial equity investment in R-NAV of $727,000 and a call option asset of $273,000 as non-current assets at the time of the initial investment.  Navidea's equity in the loss of R-NAV was $305,253 and $523,809 for the years ended December 31, 2015 and 2014, respectively.  The Company's obligation to provide $500,000 of in-kind services to R-NAV is being recognized as those services are provided.  The Company provided $64,000 and $39,000 of in-kind services during the years ended December 31, 2015 and 2014, respectively.  As of December 31, 2015, the Company has $398,000 of in-kind services remaining to provide under this obligation.  A principal payment of $333,333 was made on the note payable to R-NAV in July 2015.  As of December 31, 2015, the outstanding principal balance of the note payable to R-NAV was $333,333.  The final payment of $333,333 is due in July 2016.  See Note 12.

11.	Accrued Liabilities and Other

Accrued liabilities and other at December 31, 2015 and 2014 consist of the following:

	2015	2014
Contracted services	$1,887,281	$1,880,376
Compensation	873,726	979,296
Royalties	175,679	73,000
Interest	478	213,457
Other	101,549	87,991
	$3,038,713	$3,234,120

12.	Notes Payable

Platinum

In July 2012, we entered into an agreement with Platinum to provide us with a credit facility of up to $50 million.  Following the approval of Lymphoseek, Platinum was committed under the terms of the agreement to extend up to $35 million in debt financing to the Company.  The agreement also provided for Platinum to extend an additional $15 million on terms to be negotiated.  Through June 25, 2013, we drew a total of $8.0 million under the original facility.

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

In accordance with current accounting standards, the First Platinum Amendment was treated as an extinguishment of debt.  The difference between the fair value of the new debt and the carrying value of the original Platinum loan balance was recorded as loss on extinguishment of $943,000.  Platinum’s option to convert future draws into common stock was determined to meet the definition of a liability.  The fair value of the new debt included the estimated fair value of the embedded conversion option.

Also in connection with the First Platinum Amendment, the Company and Platinum entered into a Warrant Exercise Agreement (Exercise Agreement), pursuant to which Platinum exercised its Series X Warrant and Series AA Warrant.    The warrants were exercised on a cashless basis by canceling a portion of the indebtedness outstanding under the Platinum Loan Agreement equal to $4.8 million, the aggregate exercise price of the warrants.  Pursuant to the Exercise Agreement, in lieu of common stock, Platinum received on exercise of the warrants 2,364.9 shares of the Company’s Series B Convertible Preferred Stock (the Series B Preferred Stock), convertible into 7,733,223 shares of our common stock in the aggregate (3,270 shares of common stock per preferred share).

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

In May 2015, in connection with the execution of the CRG Loan Agreement (discussed below), the Company amended the existing Platinum credit facility to allow this facility to remain in place in a subordinated role to the CRG Loan (the Third Platinum Amendment).  Among other things, the Third Platinum Amendment (i) extends the term of the Platinum Loan Agreement until a date six months following the maturity date or earlier repayment of the CRG Term Loan; (ii) changes the interest rate to the greater of (a) the United States prime rate as reported in The Wall Street Journal plus 6.75%, (b) 10.0% and (c) the highest rate of interest then payable pursuant to the CRG Term Loan plus 0.125% (the effective interest rate at December 31, 2015 was 14.125%); (iii) requires such interest to compound monthly; and (iv) changes the provisions of the Platinum Loan Agreement governing Platinum’s right to convert advances into common stock of the Company.  The Third Platinum Amendment provides for the conversion of all principal and interest outstanding under the Platinum Loan Agreement, but not until such time as the average daily volume weighted average price of the Company’s common stock for the ten preceding trading days exceeds $2.53 per share.  The amendment became effective upon initial funding of the CRG Loan Agreement.

The net change in the estimated fair value of the Amended Platinum Notes was $(615,000), $(1.3) million and $(106,000), which was recorded as non-cash change in fair value of financial instruments during the years ended December 31, 2015, 2014 and 2013, respectively.  The estimated fair value of the Amended Platinum Notes was $11.5 million as of December 31, 2015.

The Platinum Loan Agreement carries standard non-financial covenants typical for commercial loan agreements, many of which are similar to those contained in the CRG Loan Agreement, that impose significant requirements on us.  Our ability to comply with these provisions may be affected by changes in our business condition or results of our operations, or other events beyond our control.  The breach of any of these covenants would result in a default under the Platinum Loan Agreement, permitting Platinum to terminate our ability to obtain additional draws under the Platinum Loan Agreement and accelerate the maturity of the debt, subject to the limitations of the Subordination Agreement with CRG.  Such actions by Platinum could materially adversely affect our operations, results of operations and financial condition, including causing us to substantially curtail our product development activities.  As of December 31, 2015, we were in compliance with all covenants under the Platinum Loan Agreement.

The Platinum Loan Agreement, as amended, provides us with a credit facility of up to $50 million. We drew a total of $4.5 million and $4.0 million under the credit facility in each of the years ended December 31, 2015 and 2013.  We did not make any draws under the credit facility during the year ended December 31, 2014.  In addition, $761,000 of interest was compounded and added to the balance of the Third Amended Platinum Note during the year ended December 31, 2015.  As of December 31, 2015, the remaining outstanding principal balance of the Amended Platinum Notes was approximately $8.5 million, consisting of $7.7 million of draws and $761,000 of compounded interest, with $27.3 million still available under the credit facility.  In March 2016, Platinum reaffirmed its obligations to make loans to the Company under the Platinum Loan Agreement.

Capital Royalty Partners II, L.P.

In May 2015, Navidea and MT, as guarantor, executed a Term Loan Agreement (the CRG Loan Agreement) with Capital Royalty Partners II L.P. (CRG) in its capacity as a lender and as control agent for other affiliated lenders party to the CRG Loan Agreement (collectively, the Lenders)  in which the Lenders agreed to make a term loan to the Company in the aggregate principal amount of $50 million (the CRG Term Loan), with an additional $10 million in loans to be made available upon the satisfaction of certain conditions stated in the CRG Loan Agreement.  Closing and funding of the CRG Term Loan occurred on May 15, 2015 (the Effective Date).  The principal balance of the CRG Term Loan will bear interest from the Effective Date at a per annum rate of interest equal to 14.0%.  Through March 31, 2019, the Company has the option of paying (i) 10.00% of the per annum interest in cash and (ii) 4.00% of the per annum interest as compounded interest which is added to the aggregate principal amount of the CRG Term Loan.  During 2015, $1.3 million of interest was compounded and added to the balance of the CRG Term Loan.  In addition, the Company began paying the cash portion of the interest in arrears on June 30, 2015.  Principal is due in eight equal quarterly installments during the final two years of the term.  All unpaid principal, and accrued and unpaid interest, is due and payable in full on March 31, 2021.  As of December 31, 2015, the outstanding principal balance of the CRG Term Loan was $51.3 million.

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

The CRG Loan Agreement requires that the Company adhere to certain affirmative and negative covenants, including financial reporting requirements and a prohibition against the incurrence of indebtedness, or creation of additional liens, other than as specifically permitted by the terms of the CRG Loan Agreement.  The Lenders may accelerate the payment terms of the CRG Loan Agreement upon the occurrence of certain events of default set forth therein, which include the failure of the Company to make timely payments of amounts due under the CRG Loan Agreement, the failure of the Company to adhere to the covenants set forth in the CRG Loan Agreement, and the insolvency of the Company.  The covenants of the CRG Loan Agreement include a covenant that the Company shall have EBITDA of no less than $5 million in each calendar year during the term or revenues from sales of Lymphoseek in each calendar year during the term of at least $11 million in 2015 and $22.5 million in 2016, with the target minimum revenue increasing in each year thereafter until reaching $45 million in 2020.  However, if the Company were to fail to meet the applicable minimum EBITDA or revenue target in any calendar year, the CRG Loan Agreement provides the Company a cure right if it raises 2.5 times the EBITDA or revenue shortfall in equity or subordinated debt and deposits such funds in a separate blocked account.  Effective December 23, 2015, the CRG Loan Agreement was amended to reduce the required minimum net revenue of the Company during 2015 to $10 million.  Additionally, the Company must maintain liquidity, defined as the balance of unencumbered cash and permitted cash equivalent investments, of at least $5 million during the term of the CRG Term Loan.  The events of default under the CRG Loan Agreement also include a failure of Platinum to perform its funding obligations under the Platinum Loan Agreement at any time as to which the Company had negative EBITDA for the most recent fiscal quarter, as a result either of Platinum’s repudiation of its obligations under the Platinum Loan Agreement, or the occurrence of an insolvency event with respect to Platinum.  As of December 31, 2015, we were in compliance with all applicable covenants of the CRG Loan Agreement.

In connection with the CRG Loan Agreement, the Company recorded a debt discount related to lender fees and other costs directly attributable to the CRG Loan Agreement totaling $2.2 million.  The debt discount is being amortized as non-cash interest expense using the effective interest method over the term of the CRG Loan Agreement.  As of December 31, 2015, the balance of the debt discount was $2.0 million.

Oxford Finance, LLC

In March 2014, we executed a Loan and Security Agreement (the Oxford Loan Agreement) with Oxford Finance, LLC (Oxford), providing for a loan to the Company of $30 million.  Pursuant to the Oxford Loan Agreement, we issued Oxford: (1) Term Notes in the aggregate principal amount of $30 million, bearing interest at 8.5% (the Oxford Notes), and (2) Series KK warrants to purchase an aggregate of 391,032 shares of our common stock at an exercise price of $1.918 per share, expiring in March 2021 (the Series KK warrants).  The Company recorded a debt discount related to the issuance of the Series KK Warrants and other fees to the lenders totaling $3.0 million.  Debt issuance costs directly attributable to the Oxford Loan Agreement, totaling $120,000, were recorded as an additional debt discount on the consolidated balance sheet on the closing date.  The debt discounts were being amortized as non-cash interest expense using the effective interest method over the term of the Oxford Loan Agreement.  The final payment fee of $2.4 million was recorded in other non-current liabilities on the consolidated balance sheet on the closing date.

We began making monthly payments of interest only on April 1, 2014, and monthly payments of principal and interest beginning April 1, 2015.  In May 2015, in connection with the consummation of the CRG Loan Agreement, the Company repaid all amounts outstanding under the Oxford Loan Agreement.  The payoff amount of $31.7 million included payments of $289,000 as a pre-payment fee and $2.4 million as an end-of-term final payment fee.  As of December 31, 2015, the Oxford Notes were no longer outstanding.  The Series KK warrants remained outstanding as of December 31, 2015.

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

The Company recorded a debt discount related to the issuance of the Series HH warrants and other fees to the lenders totaling $1.9 million.  Debt issuance costs directly attributable to the GECC/MidCap Loan Agreement totaled $881,000.  The debt discount and debt issuance costs were being amortized as non-cash interest expense using the effective interest method over the term of the GECC/MidCap Loan Agreement.  The final payment fee of $1.0 million was recorded in other non-current liabilities on the consolidated balance sheet on the closing date.

In March 2014, in connection with the consummation of the Oxford Loan Agreement (discussed below), we repaid all amounts outstanding under the GECC/MidCap Notes for a payoff amount of $26.7 million, which included payments of $500,000 as a pre-payment fee and $1.0 million as an end-of-term final payment fee, resulting in a loss on extinguishment of $2.6 million.  As of December 31, 2015, the GECC/MidCap Notes were no longer outstanding.  The Series HH warrants remained outstanding as of December 31, 2015.

Hercules Technology II, L.P.

In December 2011, we executed a Loan and Security Agreement (the Hercules Loan Agreement) with Hercules Technology II, L.P. (Hercules), pursuant to which we issued Hercules: (1) a Secured Term Promissory Note in the principal amount of $7,000,000 (the Hercules Note), and (2) Series GG warrants to purchase 333,333 shares of our common stock at an exercise price of $2.10 per share, expiring in December 2016 (the Series GG warrants).

During 2012, we paid $1.3 million of principal payments on the Hercules Note.  During the period from January 1, 2013 through June 24, 2013, we paid and additional $1.3 million of principal payments on the Hercules Note.  On June 25, 2013, the Company used a portion of the proceeds from the GECC/MidCap Notes (discussed below) to pay the remaining $4.4 million of principal outstanding on the Hercules Note, as well as a $250,000 end-of-term fee and a $66,000 early payment penalty in accordance with the terms of the Hercules Loan Agreement.  We recorded a loss on extinguishment of the Hercules Note of $429,000, consisting of the write-off of the remaining unamortized discount of $187,000 and unamortized debt issuance costs of $176,000, as well as the early payment penalty of $66,000.  As of December 31, 2015, the Hercules Note was no longer outstanding.  The Series GG warrants remained outstanding as of December 31, 2015.

R-NAV, LLC

In July 2014, in connection with entering into the R-NAV joint enterprise, Navidea executed a promissory note in the principal amount of $666,666, payable in two equal installments on July 15, 2015 and July 15, 2016, the first and second anniversaries of the R-NAV transaction.  The note bears interest at the applicable federal rate, currently 0.31% per annum, compounded annually.  A principal payment of $333,333 was made on the note payable to R-NAV in July 2015.  As of December 31, 2015, the outstanding principal balance of the note payable to R-NAV was $333,333.  The final payment of $333,333 is due in July 2016.  See Note 10.

Summary

During the years ended December 31, 2015, 2014 and 2013, we recorded interest expense of $6.9 million, $3.7 million and $2.8 million, respectively, related to our notes payable.  Of those amounts, $493,000, $844,000 and $765,000, respectively, was non-cash in nature related to amortization of the debt discounts and deferred financing costs related to our notes payable.  An additional $2.0 million of this interest expense was compounded and added to the balance of our notes payable during 2015.

Annual principal maturities of our notes payable are $333,000, $0, $0, $21.9 million, $29.2 million, and $26.5 million in 2016, 2017, 2018, 2019, 2020 and 2021, respectively.

13.	Preferred Stock

As discussed in Note 12, in June 2013, the Company and Platinum entered into a Warrant Exercise Agreement, pursuant to which Platinum exercised its Series X warrant and Series AA warrant for 2,364.9 shares of the Company's Series B Preferred Stock, convertible into 7,733,223 shares of our common stock in the aggregate.

During 2013, Platinum converted 1,737.9 shares of the Series B Preferred Stock into 5,682,933 shares of our common stock under the terms of the Series B Preferred Stock.  During 2014, Platinum converted 4,422 shares of the Series B Preferred Stock into 14,459,940 shares of our common stock under the terms of the Series B Preferred Stock.  In November 2014, we entered into a second Securities Exchange Agreement with Platinum, pursuant to which Platinum exchanged 4,499,520 shares of our common stock owned by Platinum for 1,376 shares of our Series B Preferred Stock.

In August 2015, we entered into a Securities Exchange Agreement with two investment funds managed by Platinum to exchange the 4,519 shares of Series B Preferred Stock held by them for twenty-year warrants to purchase common stock of the Company (the Series LL warrants).  The Series B Preferred Stock was convertible into common stock at a conversion rate of 3,270 shares of common stock per share of Series B Preferred Stock resulting in an aggregate number of shares of common stock into which the Series B Preferred Stock was convertible of 14,777,130 shares.  The exercise price of the Series LL warrants is $0.01 per share, and the total number of shares of common stock for which the Series LL warrants are exercisable is 14,777,130 shares.  The Series LL warrants contain cashless exercise provisions, and the other economic terms are comparable to those of the Series B Preferred Stock, except that there is no liquidation preference associated with the Series LL warrants or shares issuable on the exercise thereof.  The Securities Exchange Agreement also contains certain provisions that prohibit the payment of dividends, distributions of common stock or issuances of common stock at effective prices less than $1.35.  There was no other consideration paid or received for the exchange.  No gain or loss was recognized in our consolidated financial statements as a result of the exchange.  The exchange transaction was entered into in connection with the filing of an application to list the Company’s common stock on the Tel Aviv Stock Exchange (TASE) in order to comply with a listing requirement of the TASE requiring that listed companies have only one class of equity securities issued and outstanding.  Following the exchange, the Company has no shares of preferred stock outstanding.

14.	Equity Instruments
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

In September 2013, we entered into a Securities Purchase Agreement with Crede CG III Ltd. (Crede) for a registered direct public offering of 10,563,381 shares of our common stock at a price of $2.84 per share for total gross proceeds of $30.0 million.  In addition to the common stock, we issued Series JJ warrants to purchase 3,169,015 shares of our common stock at an exercise price of $3.83 per share, expiring on September 24, 2016.  The net proceeds to the Company were approximately $28.8 million after deducting expenses associated with the Securities Purchase Agreement, including placement agent fees of $999,000 (3.3% of the gross proceeds).  The common stock, warrants, and shares of common stock underlying the warrants were issued pursuant to the Company's existing effective shelf registration statement on Form S-3.

b.

Stock Warrants:  At December 31, 2015, there are 11.7 million warrants outstanding to purchase our common stock.  The warrants are exercisable at prices ranging from $0.01 to $3.04 per share with a weighted average exercise price per share of $0.38.

The following table summarizes information about our outstanding warrants at December 31, 2015:

	Exercise Price		Number of Warrants	Expiration Date
Series BB	$2.00		300,000	July 2018
Series GG	2.10		333,333	December 2016
Series HH	2.49		301,205	June 2023
Series II	3.04		275,000	June 2018
Series KK	1.918		391,032	March 2021
Series LL	0.01		9,777,130	August 2035
Series MM	2.50		150,000	September 2019
Series MM	2.50		150,000	October 2019
	$0.38	*	11,677,700

*	Weighted average exercise price.

In addition, at December 31, 2015, there are 300 warrants outstanding to purchase MT Common Stock.  The warrants are exercisable at $2,000 per share.

In March 2013, Platinum exercised 3,000,000 of their Series X warrants in exchange for the issuance of 3,000,000 shares of our common stock, resulting in gross proceeds of $1,380,000.

In June 2013, pursuant to the Exercise Agreement, Platinum exercised its Series X warrant and Series AA warrant for 2,364.9 shares of the Company’s Series B which were convertible into 7,733,223 shares of our common stock in the aggregate (3,270 shares of common stock per preferred share).  The warrants were exercised on a cashless basis by canceling a portion of the indebtedness outstanding under the Platinum Loan Agreement equal to $4,781,333, the aggregate exercise price of the warrants.

Also in June 2013 and pursuant to the GECC/MidCap Loan Agreement, the Company issued to GECC/MidCap Series HH warrants to purchase an aggregate of 301,205 shares of our common stock at an exercise price of $2.49 per share, expiring in June 2023.

In addition, in June 2013 we issued five -year Series II warrants to purchase 275,000 shares of our common stock at an exercise price of $3.04 per share to an investment advisory firm in connection with the GECC transaction.

In September 2013, in connection with the Crede Securities Purchase Agreement, the Company issued to Crede Series JJ warrants to purchase 3,169,015 shares of our common stock at an exercise price of $3.83 per share, expiring in September 2016.  Crede could exercise the Series JJ warrants at any time at a strike price of $3.83.  The warrant agreement also provided for the potential exchange of the warrant into Navidea common stock for no additional consideration starting six months after the date of the Securities Purchase Agreement if, at the time of the exchange, the closing bid price for

Navidea’s common stock was below $3.83.  The amount of shares issuable on exchange was based on dividing a Black-Scholes valuation of the warrants by the closing bid price for Navidea’s common stock on the date of the exchange.  In November 2014, Crede exchanged their Series JJ warrants for 3,843,223 shares of our common stock in accordance with the terms of the Series JJ warrant agreement.  As a result of the exchange of the Series JJ warrants, we reclassified $7.7 million in derivative liabilities related to those warrants to additional paid-in capital.

In March 2014, in connection with the Oxford Loan Agreement, the Company issued Series KK warrants to purchase an aggregate of 391,032 shares of our common stock at an exercise price of $1.918 per share, expiring in March 2021.

In July 2015, we extended the expiration date of our outstanding Series BB warrants by three years to July 2018.  The modification of the Series BB warrant expiry resulted in recording a non-cash selling, general and administrative expense of approximately $150,000 during the third quarter of 2015.

In October 2015, 5,000,000 Series LL warrants were exercised on a cashless basis in exchange for the issuance of 4,977,679 shares of our common stock.

In September 2015, we issued four-year Series MM warrants to purchase 150,000 shares of our common stock at an exercise price of $2.50 per share pursuant to an advisory services agreement with Chardan Capital Markets, LLC (Chardan).  In October 2015, we issued additional four-year Series MM warrants to purchase 150,000 shares of our common stock at an exercise price of $2.50 per share pursuant to the advisory services agreement with Chardan.  The fair value of the warrants issued to Chardan of $256,000 was recorded as a non-cash selling, general and administrative expense during the third quarter of 2015.

c.

Common Stock Reserved:  As of December 31, 2015, we have reserved 24,365,285 shares of authorized common stock for the exercise of all outstanding stock options and warrants, and upon the conversion of convertible debt and convertible preferred stock.

15.	Reductions in Force

In May 2014, the Company’s Board of Directors made the decision to refocus the Company's resources to better align the funding of our pipeline programs with the expected growth in Lymphoseek revenue.  As a part of the realignment, the Company terminated a total of 11 employees, including the Chief Executive Officer, Dr. Mark J. Pykett.

Effective May 30, 2014, the Company and Dr. Pykett entered into a Separation Agreement and Release.  Following the termination date, Dr. Pykett was entitled to receive a $750,000 severance payment, payable in two equal installments on June 9, 2014, and January 2, 2015, respectively; a single payment for accrued vacation and personal days; and reimbursement for certain other expenses and fees.  Certain of Dr. Pykett's equity awards terminated upon separation, while others were modified in conjunction with the Separation Agreement and the Consulting Agreement described below.

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

During the year ended December 31, 2014, the Company recognized approximately $557,000 of net expense as a result of the reduction in force, which included separation costs, incremental expense related to the modification of certain equity awards, and the reversal of stock compensation expense for certain equity awards for which the requisite service was not rendered.

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

In March 2015, the Company initiated a second reduction in force that included seven staff members and three executives.  The executives continued as employees during transition periods of varying lengths, depending upon the nature and extent of responsibilities transitioned or wound down.

During the year ended December 31, 2015, the Company recognized approximately $1.3 million of net expense as a result of the reduction in force, which includes actual and estimated separation costs as well as the impact of accelerated vesting or forfeiture of certain equity awards resulting from the separation of $273,000.

The remaining accrued separation costs of $9,000 and $449,000 at December 31, 2015 and 2014, respectively, related to the Company's reductions in force represent the estimated cost of continuing healthcare coverage and separation payments, and are included in accrued liabilities and other on the consolidated balance sheets.

16.	Income Taxes

As of December 31, 2015 and 2014, our deferred tax assets were approximately $74.2 million and $63.2 million, respectively.  The components of our deferred tax assets are summarized as follows:

	As of December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$60,129,827	$50,117,798
R&D credit carryforwards	9,465,900	8,394,408
Stock compensation	1,898,394	1,849,847
Intangibles	1,921,934	1,931,193
Temporary differences	801,002	910,354
Deferred tax assets before valuation allowance	74,217,057	63,203,600
Valuation allowance	(74,217,057)	(63,203,600)
Net deferred tax assets	$—	$—

Current accounting standards require a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized.  Due to the uncertainty surrounding the realization of these deferred tax assets in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance at December 31, 2015 and 2014.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences or tax carryforwards as of December 31, 2015.

As of December 31, 2015 and 2014, we had U.S. net operating loss carryforwards of approximately $177.6 million and $153.1 million, respectively.  Of those amounts, $15.3 million and $15.3 million relates to stock-based compensation tax deductions in excess of book compensation expense (APIC NOLs) as of December 31, 2015 and 2014, respectively, that will be credited to additional paid-in capital when such deductions reduce taxes payable as determined on a "with-and-without" basis.  Accordingly, these APIC NOLs will reduce federal taxes payable if realized in future periods, but NOLs related to such benefits are not included in the table above.

At December 31, 2015 and 2014, we had U.S. R&D credit carryforwards of approximately $9.1 million and $8.0 million, respectively.

There were no expirations of U.S. net operating loss carryforwards or R&D credit carryforwards during 2015 or 2014.  The details of our U.S. net operating loss and federal R&D credit carryforward amounts and expiration dates are summarized as follows:

		As of December 31, 2015
Generated	Expiration	U.S. Net Operating Loss Carryforwards	U.S. R&D Credit Carryforwards
1998	2018	$17,142,781	$1,173,387
1999	2019	—	130,359
2000	2020	—	71,713
2001	2021	—	39,128
2002	2022	1,282,447	5,350
2003	2023	337,714	2,905
2004	2024	1,237,146	22,861
2005	2025	2,999,083	218,332
2006	2026	3,049,735	365,541
2007	2027	2,842,078	342,898
2008	2028	2,777,503	531,539
2009	2029	13,727,950	596,843
2010	2030	5,397,680	1,094,449
2011	2031	1,875,665	1,950,744
2012	2032	28,406,659	468,008
2013	2033	37,450,522	374,406
2014	2034	34,088,874	648,252
2015	2035	24,971,225	1,087,317
Total carryforwards		$177,587,062	$9,124,032

As of December 31, 2015 and 2014, we also had state net operating loss carryforwards of approximately $24.7 million and $16.9 million, respectively.  The state net operating loss carryforwards will begin expiring in 2032.

As of December 31, 2015 and 2014, Cardiosonix had tax loss carryforwards in Israel of approximately $7.6 million.  Under current Israeli tax law, net operating loss carryforwards do not expire.  Due to the uncertainty surrounding the realization of the related deferred tax assets in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance at December 31, 2015 and 2014.

Under Sections 382 and 383 of the IRC of 1986, as amended, the utilization of U.S. net operating loss and R&D tax credit carryforwards may be limited under the change in stock ownership rules of the IRC.  The Company previously completed a Section 382 analysis in 2013 and does not believe a Section 382 ownership change has occurred since then that would impact utilization of the Company’s net operating loss and R&D tax credit carryforwards.

Reconciliations between the statutory federal income tax rate and our effective tax rate for continuing operations are as follows:

	Years Ended December 31,
	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Benefit at statutory rate	$(9,777,786)	(34.0)%	$(12,147,068)	(34.0)%	$(14,517,816)	(34.0)%
Adjustments to valuation allowance	9,728,667	33.8%	12,925,380	36.2%	15,399,021	36.1%
Adjustments to R&D credit carryforwards	(612,087)	(2.1)%	(340,886)	(1.0)%	(842,414)	(2.0)%
Disqualified debt interest	438,007	1.5%	—	0.0%	—	0.0%
Permanent items and other	(212,852)	(0.7)%	(437,426)	(1.2)%	(38,791)	(0.1)%
Benefit per financial statements	$(436,051)		$—		$—

17.	Segments

We report information about our operating segments using the “management approach” in accordance with current accounting standards.  This information is based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance.  Our reportable segments are identified based on differences in products, services and markets served.  There were no inter-segment sales.  Prior to 2015, our products and development programs were all related to diagnostic substances.  Our majority-owned subsidiary, Macrophage Therapeutics, Inc., was formed and received initial funding during the first quarter of 2015, which resulted in a re-evaluation of the Company's segment determination.  We now manage our business based on two primary types of drug products: (i) diagnostic substances, including Lymphoseek and other diagnostic applications of our Manocept platform, our R-NAV subsidiary, NAV4694 and NAV5001 (license terminated in April 2015), and (ii) therapeutic development programs, including therapeutic applications of our Manocept platform and all development programs undertaken by Macrophage Therapeutics, Inc.

The information in the following tables is derived directly from each reportable segment’s financial reporting.

Year Ended December 31, 2015	Diagnostics	Therapeutics	Corporate	Total
Lymphoseek sales revenue:
United States (1)	$10,229,659	$—	$—	$10,229,659
International	24,693	—	—	24,693
Lymphoseek license revenue	1,133,333	—	—	1,133,333
Grant and other revenue	1,861,622	—	—	1,861,622
Total revenue	13,249,307	—	—	13,249,307
Cost of goods sold, excluding depreciation and amortization	1,654,800	—	—	1,654,800
Research and development expenses, excluding depreciation and amortization	12,046,221	730,895	—	12,777,116
Selling, general and administrative expenses, excluding depreciation and amortization (2)	5,852,214	123,884	10,820,392	16,796,490
Depreciation and amortization (3)	281,314	—	290,105	571,419
Loss from operations (4)	(6,585,242)	(854,779)	(11,110,497)	(18,550,518)
Other income (expense), excluding equity in the loss of R-NAV, LLC (5)	—	—	(9,902,424)	(9,902,424)
Equity in the loss of R-NAV, LLC	—	—	(305,253)	(305,253)
Benefit from income taxes	—	—	436,051	436,051
Net loss from continuing operations	(6,585,242)	(854,779)	(20,882,123)	(28,322,144)
Income from discontinued operations, net of tax effect (6)	—	—	758,609	758,609
Net loss	(6,585,242)	(854,779)	(20,123,514)	(27,563,535)
Total assets, net of depreciation and amortization:
United States	3,948,971	—	10,603,863	14,552,834
International	410,666	—	1,013	411,679
Capital expenditures	26,589	—	12,412	39,001

(1)	All sales to Cardinal Health are made in the United States; Cardinal distributes the product throughout the U.S. through its network of nuclear pharmacies.
(2)

General and administrative expenses, excluding depreciation and amortization, represent costs that relate to the general administration of the Company and as such are not currently allocated to our individual reportable segments.  Marketing and selling expenses are allocated to our individual reportable segments.

(3)

Depreciation and amortization is reflected in cost of goods sold ($99,963 for the year ended December 31, 2015), research and development ($10,617 for the year ended December 31, 2015), and selling, general and administrative expenses ($460,839 for the year ended December 31, 2015).

(4)	Loss from operations does not reflect the allocation of certain selling, general and administrative expenses, excluding depreciation and amortization, to our individual reportable segments.
(5)

Amounts consist primarily of interest income, interest expense, changes in fair value of financial instruments, and losses on debt extinguishment, which are not currently allocated to our individual reportable segments.

(6)	Amount of contingent consideration recognized related to 2015 GDS Business revenue royalties pursuant to the 2011 sale of the GDS Business to Devicor, net of tax effect. See Note 1(a).

18.	Agreements
a.

Supply Agreements:  In November 2009, we entered into a manufacture and supply agreement with Reliable Biopharmaceutical Corporation (Reliable) for the manufacture and supply of the Lymphoseek drug substance.  The initial ten-year term of the agreement expires in November 2019, with options to extend the agreement for successive three-year terms.  Either party has the right to terminate the agreement upon mutual written agreement, or upon material breach by the other party which is not cured within 60 days from the date of written notice of the breach.  Total purchases under the manufacture and supply agreement were $225,000, $300,000, and $666,000 for the years ended December 31, 2015, 2014 and 2013.  As of December 31, 2015, we have issued purchase orders under the manufacture and supply agreement with Reliable for $1.1 million of Lymphoseek drug substance for delivery through March 2016.

In May 2013, we entered into a clinical supply agreement with Nordion (Canada), Inc. (Nordion) for the manufacture and supply of NAV5001 clinical trial material.  The initial three-year term expires in May 2016.  Navidea may terminate this agreement without cause or penalty upon 180 days prior written notice to Nordion.  Upon such termination, Nordion will be entitled to retain all amounts paid by Navidea, and Navidea shall pay to Nordion any undisputed, unpaid amounts due or earned by Nordion.  Either party may terminate upon material breach by the other party which is not cured within 30 days from the date of written notice of the breach.  In August 2014, in connection with the Company’s decision to refocus its resources, the Nordion agreement was amended to provide for a suspension period during which the Company is to pay a monthly fee to maintain production space at Nordion’s facility until such time as manufacture may resume.  Total purchases under the clinical supply agreement were $244,000, $505,000 and $771,000 for the years ended December 31, 2015, 2014 and 2013.  As of December 31, 2015, we have issued purchase orders under the agreement with Nordion for approximately $150,000 to maintain production space in Nordion’s facility through June 2016.

In August 2013, we entered into a manufacturing services agreement with PETNET Solutions, Inc. (PETNET) for the manufacture and distribution of NAV4694.  The initial three-year term of the agreement expires in August 2016.  The agreement will automatically renew for additional one-year terms, unless either party gives written notice to the other at least 60 days prior to the end of the initial term.  Either party may terminate upon material breach by the other party which is not cured within 30 days from the date of written notice of the breach.  Total purchases under the manufacturing agreement were $855,000, $2.2 million and $1.4 million for the years ended December 31, 2015, 2014 and 2013.  As of December 31, 2015, we have issued purchase orders under the agreement with PETNET for $132,000 of our products for delivery through February 2016.

In September 2013, we entered into a manufacturing services agreement with OSO BioPharmaceuticals Manufacturing, LLC (OsoBio) for contract pharmaceutical development, manufacturing, packaging and analytical services for Lymphoseek.  The initial term of the agreement expires in December 2016, and automatically renews for additional two-year periods unless written notice is provided at least 12 months prior to the expiration of the initial term.  Either party has the right to terminate the agreement upon mutual written agreement, or upon material breach by the other party which is not cured within 60 days from the date of written notice of the breach.  During the term of agreement, OsoBio will be the primary supplier of the manufacturing services for Lymphoseek.  In consideration for these services, the Company will pay a unit pricing fee.  In addition, the Company will also pay OsoBio a fee for regulatory and other support services.  Total purchases under the manufacturing services agreement were $472,000, $96,000 and $1.2 million for the years ended December 31, 2015, 2014 and 2013.  As of December 31, 2015, we have issued purchase orders under the agreement with OsoBio for $680,000 of our products for delivery through March 2016.

Also in September 2013, we completed a service and supply master agreement with Gipharma S.r.l. (Gipharma) for process development, manufacturing and packaging of reduced-mass vials to be sold in the EU.  The agreement has an initial term of three years and automatically renews for additional one-year periods unless written notice is provided at least six months prior to the expiration of the current term.  Navidea may terminate the agreement for any reason by providing 60 days prior written notice.  Either party may terminate the agreement upon material breach which is not cured within 30 days from the date of written notice of the breach, or upon written notice following the other party’s dissolution or cessation of normal business.  In consideration for these services, the Company will pay fees as defined in the agreement.  Total purchases under the service and supply master agreement were $677,000, $272,000 and $34,000 for the years ended December 31, 2015, 2014 and 2013, respectively.  As of December 31, 2015, we have issued purchase orders under the agreement with Gipharma for $241,000 of services for delivery through January 2016.

b.

Research and Development Agreements:  In January 2002, we completed a license agreement with the University of California, San Diego (UCSD) for the exclusive world-wide rights to Lymphoseek.  The license agreement was effective until the later of the expiration date of the longest-lived underlying patent.  In July 2014, we amended the license agreement to extend the agreement until the third anniversary of the expiration date of the longest-lived underlying patent.  Under the terms of the license agreement, UCSD has granted us the exclusive rights to make, use, sell, offer for sale and import licensed products as defined in the agreement and to practice the defined licensed methods during the term of the agreement.  We may also sublicense the patent rights, subject to certain sublicense terms as defined in the agreement.  In consideration for the license rights, we agreed to pay UCSD a license issue fee of $25,000 and license maintenance fees of $25,000 per year.  We also agreed to make payments to UCSD upon successfully reaching certain clinical, regulatory and cumulative sales milestones, and a royalty on net sales of licensed products subject to a $25,000 minimum annual royalty.  In addition, we agreed to reimburse UCSD for all patent-related costs and to meet certain diligence targets.  Total costs related to the UCSD license agreement for Lymphoseek were $777,000, $353,000 and $273,000 in 2015, 2014 and 2013, respectively.  Royalties on net sales of Lymphoseek were recorded in cost of goods sold, license maintenance fees and patent-related costs were recorded in research and development expenses, and sublicense fees were recorded in selling, general and administrative expenses.

In April 2008, we completed a second license agreement with UCSD for an expanded field of use allowing Lymphoseek to be developed as an optical or ultrasound agent.  The license agreement was effective until the expiration date of the longest-lived underlying patent.  Under the terms of the license agreement, UCSD granted us the exclusive rights to make, use, sell, offer for sale and import licensed products as defined in the agreement and to practice the defined licensed methods during the term of the agreement.  We could also sublicense the patent rights, subject to certain sublicense terms as defined in the agreement.  In consideration for the license rights, we agreed to pay UCSD a license issue fee of $25,000 and license maintenance fees of $25,000 per year.  We also agreed to make payments to UCSD upon successfully reaching certain clinical, regulatory and cumulative sales milestones, and a royalty on net sales of licensed products subject to a $25,000 minimum annual royalty. In addition, we agreed to reimburse UCSD for all patent-related costs and to meet certain diligence targets.  Total costs related to the UCSD license agreement for the use of Lymphoseek as an optical or ultrasound agent were $25,000 and $29,000 in 2014 and 2013, respectively, and were recorded in research and development expenses.  The license agreement for the use of Lymphoseek as an optical or ultrasound agent was canceled in July 2014.

In July 2014, the Company replaced the license agreement for the use of Lymphoseek as an optical or ultrasound agent with an expanded license agreement for the exclusive world-wide rights to all diagnostic and therapeutic uses of tilmanocept (other than Lymphoseek).  The license agreement is effective until the third anniversary of the expiration date of the longest-lived underlying patent.  Under the terms of the license agreement, UCSD has granted us the exclusive rights to make, use, sell, offer for sale and import licensed products as defined in the agreement and to practice the defined licensed methods during the term of the agreement.  We may also sublicense the patent rights, subject to certain sublicense terms as defined in the agreement.  In consideration for the license rights, we agreed to pay UCSD a license issue fee of $25,000 and license maintenance fees of $25,000 per year.  We also agreed to make payments to UCSD upon successfully reaching certain clinical, regulatory and cumulative sales milestones, and a royalty on net sales of licensed products subject to a $25,000 minimum annual royalty.  In addition, we agreed to reimburse UCSD for all patent-related costs and to meet certain diligence targets.  Total costs related to the UCSD license agreement for tilmanocept were $152,000 and $25,000 in 2015 and 2014, respectively, and were recorded in research and development expenses.

In December 2011, we executed a license agreement with AstraZeneca AB for NAV4694, a proprietary compound that is primarily intended for use in diagnosing Alzheimer’s disease and other central nervous system disorders.  The license agreement is effective until the later of the tenth anniversary of the first commercial sale of NAV4694 or the expiration of the underlying patents.  Under the terms of the license agreement, AstraZeneca granted us an exclusive worldwide royalty-bearing license for NAV4694 with the right to grant sublicenses.  In consideration for the license rights, we paid AstraZeneca a license issue fee of $5.0 million upon execution of the agreement.  We also agreed to pay AstraZeneca up to $6.5 million in contingent milestone payments based on the achievement of certain clinical development and regulatory filing milestones, and up to $11.0 million in contingent milestone payments due following receipt of certain regulatory approvals and the initiation of commercial sales of the licensed product.  In addition, we agreed to pay AstraZeneca a royalty on net sales of licensed and sublicensed products.  Total costs related to the AstraZeneca license agreement were $80,000, $81,000 and $5,000 in 2015, 2014 and 2013, respectively, and were recorded in research and development expenses.

In July 2012, we entered into an agreement with Alseres Pharmaceuticals, Inc. (Alseres) to sublicense NAV5001, an Iodine-123 radiolabeled imaging agent being developed as an aid in the diagnosis of Parkinson’s disease and other movement disorders, with a potential use as a diagnostic aid in dementia.  Under the terms of the sublicense agreement, Alseres granted Navidea an exclusive, worldwide sublicense to research, develop and commercialize NAV5001.  The terms of the agreement required Navidea to make a one-time sublicense execution payment to Alseres equal to (i) $175,000 in cash and (ii) 300,000 shares of our common stock.  The sublicense agreement also provided for contingent milestone payments of up to $2.9 million, $2.5 million of which would have principally occurred at the time of product registration or upon commercial sales, and the issuance of up to an additional 1.15 million shares of Navidea common stock, 950,000 shares of which would have been issuable at the time of product registration or upon commercial sales.  In addition, the sublicense terms anticipated royalties on annual net sales of the approved product which were consistent with industry-standard terms and certain sublicense extension fees, payable in cash and shares of common stock, in the event certain diligence milestones were not met. In April 2015, the Company entered into an agreement with Alseres to terminate the Alseres sublicense agreement.  Under the terms of this agreement, Navidea transferred all regulatory, clinical and manufacturing-related data related to NAV5001 to Alseres.  Alseres agreed to reimburse Navidea for any incurred maintenance costs of the contract manufacturer retroactive to March 1, 2015.  In addition, Navidea has supplied clinical support services for NAV5001 on a cost-plus reimbursement basis.  However, to this point, Alseres has been unsuccessful in raising the funds necessary to restart the program and reimburse Navidea.  As a result, we have taken steps to end our obligations under the agreement and notified Alseres that we consider them in breach of the agreement.  We are in the process of trying to recover the funds we expended complying with our obligations under the termination agreement. Total costs related to the Alseres sublicense agreement were $5,000, $42,000 and $366,000 in 2015, 2014 and 2013, respectively, and were recorded in research and development expenses.

c.

Employment Agreements:  As of December 31, 2015, we have employment agreements with four of our senior officers.  In addition, although certain employment agreements expired on or before December 31, 2015, the terms of the agreements provide for continuation of certain terms of the employment agreements as long as the senior officers continue to be employees of the Company following expiration of the agreements.  The employment agreements contain termination and/or change in control provisions that would entitle each of the officers to 1.2 to 2.0 times their annual salaries, vest outstanding restricted stock and options to purchase common stock, and continue certain benefits if there is a termination without cause or change in control of the Company (as defined) and their employment terminates.  As of December 31, 2015, our maximum contingent liability under these agreements in such an event is approximately $2.9 million.  The employment agreements also provide for severance, disability and death benefits.

19.	Leases

We lease certain office equipment under a capital lease which expires in 2016.  We also lease office space in Ohio under an operating lease that expires in October 2022.

The future minimum lease payments for the years ending December 31 are as follows:

	Capital Leases	Operating Leases
2016	$2,279	$271,831
2017	—	277,946
2018	—	284,247
2019	—	290,734
2020	—	297,405
Thereafter	—	557,540
	2,279	$1,979,703
Less amount representing interest	125
Present value of net minimum lease payments	2,154
Less current portion	2,154
Capital lease obligations, excluding current portion	$—

Total rental expense was $217,000, $357,000 and $400,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

20.	Employee Benefit Plan

We maintain an employee benefit plan under Section 401(k) of the Internal Revenue Code.  The plan allows employees to make contributions and we may, but are not obligated to, match a portion of the employee’s contribution with our common stock, up to a defined maximum.  We also pay certain expenses related to maintaining the plan.  We recorded expenses related to our 401(k) plan of $124,000, $125,000, and $104,000 during 2015, 2014 and 2013, respectively.

21.	Supplemental Disclosure for Statements of Cash Flows

During 2015, 2014 and 2013, we paid interest aggregating $4.6 million, $2.9 million and $1.9 million, respectively.  During 2013, we issued 100,000 shares of our common stock valued at $166,000 as partial payment of a milestone fee.  During 2015, 2014, and 2013, we issued 68,157, 36,455 and 22,126 shares of our common stock, respectively, as matching contributions to our 401(k) Plan which were valued at $117,000, $100,000 and $67,000, respectively.  During 2015, 2014 and 2013, we recorded $1.0 million, $2.4 million and $1.0 million, respectively, of end-of-term fees associated with our notes payable to CRG, Oxford and GECC/MidCap.

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

During 2014, in connection with the Oxford Loan Agreement, we issued warrants with an estimated relative fair value of $465,000.  Also during 2014, in connection with entering into the R-NAV joint enterprise, Navidea executed a promissory note in the principal amount of $666,666, payable in two equal installments on July 15, 2015 and July 15, 2016, the first and second anniversaries of the R-NAV transaction.  See Note 10.

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

On August 12, 2015, a shareholder of the Company filed an action in the United States District Court for the Southern District of New York against two funds managed by Platinum alleging violations of Section 16(b) of the Securities Exchange Act in connection with purchases and sales of the Company’s common stock by the Platinum funds, and seeking disgorgement of the short-swing profits realized by the funds.  Platinum has reported that they own more than five percent of the Company’s outstanding common stock.  The Company is a nominal defendant in the action, no relief is sought against the Company, and a portion of any amount awarded to the plaintiff by judgment or settlement of the action will likely accrue to the benefit of the Company.

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

23.	Selected Quarterly Financial Data (Unaudited)

Quarterly financial information for fiscal 2015 and 2014 are presented in the following table, in thousands, except per share data:

	For the Quarter Ending
	March 31	June 30	September 30	December 31
2015:
Lymphoseek sales revenue	$1,835	$1,964	$2,953	$3,503
Lymphoseek license revenue	83	250	550	250
Grant and other revenue	190	654	477	541
Gross profit	1,659	2,535	3,522	3,778
Operating expenses	9,475	6,346	7,845	6,379
Operating loss	(7,816)	(3,811)	(4,323)	(2,601)
Net loss attributable to common stockholders	(7,337)	(9,691)	(8,071)	(2,510)
Basic and diluted net loss per share (1)	$(0.05)	$(0.06)	$(0.05)	$(0.02)

2014:
Lymphoseek sales revenue	$627	$1,046	$1,101	$1,460
Lymphoseek license revenue	—	—	300	—
Grant and other revenue	125	28	849	738
Gross profit	559	804	1,442	1,884
Operating expenses	9,138	10,020	6,805	6,360
Operating loss	(8,579)	(9,216)	(5,363)	(4,476)
Net loss attributable to common stockholders	(11,741)	(10,222)	(6,899)	(6,865)
Basic and diluted net loss per share (1)	$(0.08)	$(0.07)	$(0.05)	$(0.05)

(1)	Net loss per share is computed independently for each of the quarters presented. Therefore the sum of the quarterly per-share calculations will not necessarily equal the annual per share calculation.