Form 10-Q
period 2016-06-30
NAVIDEA BIOPHARMACEUTICALS, INC.
filed 2016-08-11
CIK 810509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 155,751,316 shares of common stock, par value $.001 per share (as of the close of business on July 29, 2016).

NAVIDEA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash	$1,155,641	$7,166,260
Restricted cash	500,997	—
Accounts and other receivables	3,503,055	3,703,186
Inventory, net	769,820	652,906
Prepaid expenses and other	927,269	1,054,822
Total current assets	6,856,782	12,577,174
Property and equipment	3,799,763	3,871,035
Less accumulated depreciation and amortization	2,165,380	1,943,427
	1,634,383	1,927,608
Patents and trademarks	222,590	233,596
Less accumulated amortization	39,867	47,438
	182,723	186,158
Other assets	8,261	273,573
Total assets	$8,682,149	$14,964,513
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,134,635	$1,767,523
Accrued liabilities and other	4,923,824	3,038,713
Deferred revenue, current	681,704	1,044,281
Notes payable, current	51,652,209	333,333
Total current liabilities	62,392,372	6,183,850
Deferred revenue	26,061	192,728
Notes payable, net of discounts of $0 and $2,033,506, respectively	9,519,779	60,746,002
Other liabilities	650,931	1,677,633
Total liabilities	72,589,143	68,800,213
Commitments and contingencies
Stockholders’ deficit:
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Common stock; $.001 par value; 200,000,000 shares authorized; 155,640,734 and 155,649,665 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	155,641	155,650
Additional paid-in capital	326,382,014	326,085,743
Accumulated deficit	(390,913,850)	(380,546,651)
Total Navidea stockholders' deficit	(64,376,195)	(54,305,258)
Noncontrolling interest	469,201	469,558
Total stockholders’ deficit	(63,906,994)	(53,835,700)
Total liabilities and stockholders’ deficit	$8,682,149	$14,964,513

See accompanying notes to consolidated financial statements (unaudited).

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Lymphoseek sales revenue	$4,231,719	$1,963,548	$8,014,399	$3,798,970
Lymphoseek license revenue	245,950	250,000	500,000	333,333
Grant and other revenue	916,811	654,360	1,602,636	844,061
Total revenue	5,394,480	2,867,908	10,117,035	4,976,364
Cost of goods sold	560,740	332,730	1,095,669	781,787
Gross profit	4,833,740	2,535,178	9,021,366	4,194,577
Operating expenses:
Research and development	2,525,581	2,297,074	5,185,101	6,278,362
Selling, general and administrative	2,888,141	4,048,799	6,984,801	9,542,967
Total operating expenses	5,413,722	6,345,873	12,169,902	15,821,329
Loss from operations	(579,982)	(3,810,695)	(3,148,536)	(11,626,752)
Other income (expense):
Interest expense, net	(7,528,475)	(1,575,741)	(9,721,998)	(2,542,317)
Equity in loss of R-NAV, LLC	(2,920)	(6,205)	(15,159)	(268,432)
Loss on disposal of investment in R-NAV, LLC	(39,732)	—	(39,732)	—
Change in fair value of financial instruments	1,469,928	(1,852,730)	2,595,287	(125,627)
Loss on extinguishment of debt	—	(2,440,714)	—	(2,440,714)
Other, net	(126)	(4,834)	(37,418)	21,698
Total other expense, net	(6,101,325)	(5,880,224)	(7,219,020)	(5,355,392)
Net loss	(6,681,307)	(9,690,919)	(10,367,556)	(16,982,144)
Less loss attributable to noncontrolling interest	(116)	(241)	(357)	(341)
Deemed dividend on beneficial conversion feature of MT Preferred Stock	—	—	—	(46,000)
Net loss attributable to common stockholders	$(6,681,191)	$(9,690,678)	$(10,367,199)	$(17,027,803)
Loss per common share (basic and diluted)	$(0.04)	$(0.06)	$(0.07)	$(0.11)
Weighted average shares outstanding (basic and diluted)	155,382,368	150,107,148	155,345,231	149,951,603

See accompanying notes to consolidated financial statements (unaudited).

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Deficit
Balance, December 31, 2015	—	$—	155,649,665	$155,650	$326,085,743	$(380,546,651)	$469,558	$(53,835,700)
Issued restricted stock	—	—	168,000	168	—	—	—	168
Canceled forfeited restricted stock	—	—	(206,000)	(206)	178	—	—	(28)
Issued stock in payment of Board retainers	—	—	29,069	29	34,791	—	—	34,820
Stock compensation expense	—	—	—	—	261,302	—	—	261,302
Net loss	—	—	—	—	—	(10,367,199)	(357)	(10,367,556)
Balance, June 30, 2016	—	$—	155,640,734	$155,641	$326,382,014	$(390,913,850)	$469,201	$(63,906,994)

See accompanying notes to consolidated financial statements (unaudited).

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(10,367,556)	$(16,982,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	267,368	299,139
(Gain) loss on disposal and abandonment of assets	(13,861)	14,749
Change in inventory reserve	—	92,751
Amortization of debt discount and issuance costs	77,964	358,924
Debt discount and issuance costs written off	1,955,541	—
Prepayment premium and debt collection fees related to long term debt	2,923,271	—
Compounded interest on long term debt	1,176,931	429,074
Stock compensation expense	261,302	1,519,020
Equity in loss of R-NAV, LLC	—	241,574
Loss on disposal of investment in R-NAV, LLC	39,732	—
Change in fair value of financial instruments	(2,595,287)	125,627
Loss on extinguishment of debt	—	2,440,714
Issued stock to 401(k) plan for employer matching contributions	—	117,099
Value of restricted stock issued to directors	34,820	69,623
Changes in operating assets and liabilities:
Accounts receivable	181,810	(1,013,046)
Inventory	(116,914)	(355,475)
Prepaid expenses and other assets	119,592	680,566
Accounts payable	3,367,112	(119,838)
Accrued and other liabilities	1,860,726	(377,132)
Deferred revenue	(529,244)	1,666,667
Net cash used in operating activities	(1,356,693)	(10,792,108)
Cash flows from investing activities:
Purchases of equipment	(1,847)	(27,618)
Proceeds from sales of equipment	45,000	20,300
Patent and trademark costs	—	(9,993)
Payments on disposal of investment in R-NAV, LLC	(110,000)	—
Proceeds from disposal of investment in R-NAV, LLC	27,623	—
Net cash used in investing activities	(39,224)	(17,311)
Cash flows from financing activities:
Proceeds from issuance of MT Preferred Stock and warrants	—	500,000
Payment of preferred stock issuance costs	—	(12,587)
Proceeds from issuance of common stock	140	60,422
Payment of tax withholdings related to stock-based compensation	—	(23,468)
Proceeds from notes payable	—	54,500,000
Payment of debt-related costs	(3,923,271)	(3,902,487)
Principal payments on notes payable	(189,163)	(30,000,000)
Restricted cash held for payment against debt	(500,997)	—
Payments under capital leases	(1,411)	(1,232)
Net cash (used in) provided by financing activities	(4,614,702)	21,120,648
Net (decrease) increase in cash	(6,010,619)	10,311,229
Cash, beginning of period	7,166,260	5,479,006
Cash, end of period	$1,155,641	$15,790,235

See accompanying notes to consolidated financial statements (unaudited).

Notes to the Consolidated Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies
a.

Basis of Presentation:  The information presented as of June 30, 2016 and for the three-month and six-month periods ended June 30, 2016 and 2015 is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Navidea Biopharmaceuticals, Inc. (Navidea, the Company, or we) believes to be necessary for the fair presentation of results for the periods presented.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.  The balances as of June 30, 2016 and the results for the interim periods are not necessarily indicative of results to be expected for the year.  The consolidated financial statements should be read in conjunction with Navidea’s audited consolidated financial statements for the year ended December 31, 2015, which were included as part of our Annual Report on Form 10-K.

Our consolidated financial statements include the accounts of Navidea and our wholly owned subsidiaries, Navidea Biopharmaceuticals Limited and Cardiosonix Ltd, as well as those of our majority-owned subsidiary, Macrophage Therapeutics, Inc. (MT).  All significant inter-company accounts were eliminated in consolidation.  Prior to termination of Navidea’s joint venture with R-NAV, LLC (R-NAV), Navidea's investment in R-NAV was being accounted for using the equity method of accounting and was therefore not consolidated.  See Note 7.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

(1)

Cash, restricted cash, accounts and other receivables, accounts payable, and accrued liabilities:  The carrying amounts approximate fair value because of the short maturity of these instruments.  At June 30, 2016, restricted cash represents the balance in an account that is under the control of Capital Royalty Partners II L.P. (CRG).  See Note 9.  At June 30, 2016, approximately $894,000 of accounts payable was being disputed by the Company related to unauthorized expenditures by a former executive.

(2)

Notes payable:  The carrying value of our debt at June 30, 2016 and December 31, 2015 primarily consists of the face amount of the notes less unamortized discounts.  See Note 8.  At June 30, 2016 and December 31, 2015, certain notes payable were also required to be recorded at fair value.  The estimated fair value of our debt was calculated using a discounted cash flow analysis as well as a Monte Carlo simulation.  These valuation methods include Level 3 inputs such as the estimated current market interest rate for similar instruments with similar creditworthiness.  Unrealized gains and losses on the fair value of the debt are classified in other expenses as a change in the fair value of financial instruments in the consolidated statements of operations.  At June 30, 2016, the fair value of our notes payable is approximately $61.2 million, equal to the carrying value of $61.2 million.

(3)

Derivative liabilities:  Derivative liabilities are related to certain outstanding warrants which are recorded at fair value.  Derivative liabilities totaling $63,000 as of June 30, 2016 and December 31, 2015 were included in other liabilities on the consolidated balance sheets.  The assumptions used to calculate fair value as of June 30, 2016 and December 31, 2015 included volatility, a risk-free rate and expected dividends.  In addition, we considered non-performance risk and determined that such risk is minimal.  Unrealized gains and losses on the derivatives are classified in other expenses as a change in the fair value of financial instruments in the statements of operations.  See Note 3.

c.

Revenue Recognition:  We currently generate revenue primarily from sales of Lymphoseek® (technetium Tc 99m tilmanocept) injection.  Our standard shipping terms are free on board (FOB) shipping point, and title and risk of loss passes to the customer upon delivery to a carrier for shipment.  We generally recognize sales revenue related to sales of our products when the products are shipped.  Our customers have no right to return products purchased in the ordinary course of business, however, we may allow returns in certain circumstances based on specific agreements.

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

During the six-month periods ended June 30, 2016 and 2015, over 99% of Lymphoseek sales were made to Cardinal Health.  As of June 30, 2016, approximately 98% of accounts and other receivables were due from Cardinal Health.

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

We generate additional revenue from grants to support various product development initiatives.  We generally recognize grant revenue when expenses reimbursable under the grants have been paid and payments under the grants become contractually due.  Lastly, we recognized revenues from the provision of services to R-NAV and its subsidiaries through the termination of the R-NAV joint venture on May 31, 2016.  See Note 7.

d.

Recent Accounting Pronouncements:  In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements-Going Concern.  ASU 2014-15 defines when and how companies are required to disclose going concern uncertainties, which must be evaluated each interim and annual period.  ASU 2014-15 requires management to determine whether substantial doubt exists regarding the entity's going concern presumption.  Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued).  If substantial doubt exists, certain disclosures are required; the extent of those disclosures depends on an evaluation of management's plans (if any) to mitigate the going concern uncertainty.  ASU 2014-15 is effective prospectively for annual periods ending after December 15, 2016, and to annual and interim periods thereafter.  Early adoption is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our consolidated financial statements, however it may affect our disclosures.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers – Principal versus Agent Considerations (Reporting Revenue Gross versus Net).  ASU 2016-08 does not change the core principle of the guidance, rather it clarifies the implementation guidance on principal versus agent considerations.  ASU 2016-08 clarifies the guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective.  The effective date and transition requirements for ASU 2016-08 are the same as for ASU 2014-09, which was deferred by one year by ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date.  Public business entities should adopt the new revenue recognition standard for annual reporting periods beginning after December 15, 2017, including interim periods within that year.  Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year.  We are currently evaluating the potential impact that the adoption of ASU 2014-09 may have on our consolidated financial statements.

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

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers – Narrow-Scope Improvements and Practical Expedients.  ASU 2016-12 does not change the core principle of the guidance, rather it affects only certain narrow aspects of Topic 606, including assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition.  ASU 2016-12 affects the guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective.  The effective date and transition requirements for ASU 2016-12 are the same as for ASU 2014-09, which was deferred by one year by ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date.  Public business entities should adopt the new revenue recognition standard for annual reporting periods beginning after December 15, 2017, including interim periods within that year.  Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year.  We are currently evaluating the potential impact that the adoption of ASU 2014-09 may have on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses – Measurement of Credit Losses on Financial Instruments.  ASU 2016-13 requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  ASU 2016-13 is effective for public business entities that are SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted in any interim or annual period for fiscal years beginning after December 15, 2018.  An entity should apply the amendments in ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (modified-retrospective approach).  We are currently evaluating the potential impact that the adoption of ASU 2016-13 may have on our consolidated financial statements, however, we do not expect it to have a material effect.

e.

Reclassifications:  Certain reclassifications have been made to the prior year’s financial statements to conform to the 2016 presentation.  The reclassifications relate to the presentation of the consolidated statements of cash flows and do not change the consolidated balance sheets, statements of operations, or net cash used in operating activities.

2.	Liquidity

All of our material assets, except our intellectual property, have been pledged as collateral for our borrowings under the Term Loan Agreement (the CRG Loan Agreement) with CRG.  In addition to the security interest in our assets, the CRG Loan Agreement carries covenants that impose significant requirements on us, including, among others, requirements that we (1) pay all principal, interest and other charges on the outstanding balance of the borrowed funds when due; (2) maintain liquidity of at least $5 million during the term of the CRG Loan Agreement; and (3) meet certain annual EBITDA or revenue targets ($22.5 million of Lymphoseek sales revenue in 2016) as defined in the CRG Loan Agreement.  The events of default under the CRG Loan Agreement also include a failure of Platinum-Montaur Life Sciences LLC, an affiliate of Platinum Management (NY) LLC, Platinum Partners Value Arbitrage Fund L.P., Platinum Partners Liquid Opportunity Master Fund L.P., Platinum Liquid Opportunity Management (NY) LLC, and Montsant Partners LLC (collectively, Platinum) to perform its funding obligations under the Platinum Loan Agreement (as defined below) at any time as to which the Company had negative EBITDA for the most recent fiscal quarter, as a result either of Platinum’s repudiation of its obligations under the Platinum Loan Agreement, or the occurrence of an insolvency event with respect to Platinum.

Our ability to comply with the covenants of the CRG Loan Agreement may be affected by changes in our business condition or results of our operations, or other events beyond our control.  An event of default would entitle CRG to accelerate the maturity of our indebtedness, increase the interest rate from 14% to the default rate of 18% per annum, and invoke other remedies available to it under the loan agreement and the related security agreement.

During the second quarter of 2016, CRG alleged multiple claims of default on the CRG Loan Agreement, and filed suit in The District Court of Harris County, Texas.  On June 22, 2016, CRG exercised control over one of the Company’s primary bank accounts, withdrawing $4.1 million and applying $3.9 million of the cash to various fees, including collection fees, a prepayment premium and an end-of-term fee.  The remaining $189,000 was applied to the principal balance of the debt.  As of June 30, 2016, the Company’s unrestricted cash balance was $1.2 million.  Also in June 2016, CRG contacted our primary distribution partner, Cardinal Health, and demanded that Cardinal Health make all future payments for Lymphoseek sales directly to CRG, rather than to Navidea.  Cardinal Health filed an interpleader in Franklin County, Ohio court, requesting that the court make a determination as to whom Cardinal Health should make such payments.  On June 28, 2016, Navidea won a temporary restraining order (TRO) from the Ohio court, allowing the Company to receive 50% of the receivables due from Cardinal Health, with the remaining 50% to be placed in a court-controlled escrow account until the Texas Court has ruled.  On August 1, 2016, Navidea successfully negotiated a revised TRO, allowing the Company to receive 75% of the receivables due from Cardinal Health, with the remaining 25% to be placed in escrow until the escrow account reaches $1 million, after which 100% of payments are to be made to Navidea.

The Company maintains that CRG’s allegations of multiple events of default under the CRG Loan Agreement are without merit and the Company believes it has defenses against these claims.  Furthermore, the Company believes that CRG’s actions constitute a material breach of the CRG Loan Agreement and therefore, the Company is no longer subject to certain provisions of the CRG Loan Agreement.  We are continuing to explore alternative financing arrangements in order to refinance the CRG debt.  We believe that our best course of action is to refinance the CRG debt and pursue claims for damages.  There can be no assurance that CRG will not prevail in exercising control over any additional banking arrangements that the Company creates, that the Company will be able to refinance the CRG debt or that the Company will be successful in its claims for damages.  In light of current circumstances, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon its ability to generate sufficient cash flow to sustain its operations on a timely basis, to obtain additional financing as may be required, and to refinance the CRG debt.  See Notes 8 and 9.

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

The Platinum Loan Agreement includes a covenant that results in an event of default on the Platinum Loan Agreement upon default on the CRG Loan Agreement.  As discussed above, the Company is maintaining its position that CRG’s alleged claims do not constitute events of default under the CRG Loan Agreement and believes it has defenses against such claims.  The Company has obtained a waiver from Platinum confirming that we are not in default under the Platinum Loan Agreement as a result of the alleged default on the CRG Loan Agreement and as such, we are currently in compliance with all covenants under the Platinum Loan Agreement.

As of June 30, 2016, the outstanding principal balance of the Platinum Note was approximately $9.1 million, with $27.3 million currently available under the credit facility.  An additional $15 million is potentially available under the credit facility on terms to be negotiated.  However, based on Platinum’s recently stated intent to liquidate their funds, Navidea has substantial doubt about Platinum’s ability to fund future draw requests under the credit facility.  The inability to access credit under the Platinum Loan Agreement or other potentially available arrangements could materially adversely affect our operations and financial condition and our ability to continue as a going concern.  See Note 8.

3.	Fair Value

Platinum has the right to convert all or any portion of the unpaid principal or unpaid interest accrued on all draws under the Platinum credit facility, under certain circumstances.  Platinum’s debt instrument, including the embedded option to convert such debt into common stock, is recorded at fair value on the consolidated balance sheets.  The estimated fair value of the Platinum notes payable is $9.5 million at June 30, 2016.

MT issued warrants to purchase MT Common Stock with certain characteristics including a net settlement provision that require the warrants to be accounted for as a derivative liability at fair value on the consolidated balance sheets.  The estimated fair value of the MT warrants is $63,000 at June 30, 2016, and will continue to be measured on a recurring basis.  See Note 1(b)(3).

The following tables set forth, by level, financial liabilities measured at fair value on a recurring basis:

Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2016
Description	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Platinum notes payable conversion option	$—	$—	$416,593	$416,593
Liability related to MT warrants	—	—	63,000	63,000

Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2015
Description	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Platinum notes payable conversion option	$—	$—	$3,011,880	$3,011,880
Liability related to MT warrants	—	—	63,000	63,000

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

There were no Level 1 liabilities outstanding at any time during the six-month periods ended June 30, 2016 and 2015.  There were no transfers in or out of our Level 2 liabilities during the six-month periods ended June 30, 2016 and 2015.  Changes in the estimated fair value of our Level 3 liabilities relating to unrealized gains (losses) are recorded as changes in fair value of financial instruments in the consolidated statements of operations.  The change in the estimated fair value of our Level 3 liabilities during the three-month periods ended June 30, 2016 and 2015 was a decrease of $1.5 million and an increase of $1.9 million, respectively.  The change in the estimated fair value of our Level 3 liabilities during the six-month periods ended June 30, 2016 and 2015 was a decrease of $2.6 million and an increase of $126,000, respectively.

4.	Stock-Based Compensation

For the three-month periods ended June 30, 2016 and 2015, our total stock-based compensation expense, which includes reversals of expense for certain forfeited or cancelled awards, was approximately $(79,000) and $412,000, respectively.  For the six-month periods ended June 30, 2016 and 2015, our total stock-based compensation expense, which includes reversals of expense for certain forfeited or cancelled awards, was approximately $261,000 and $1.5 million, respectively.  We have not recorded any income tax benefit related to stock-based compensation in any of the three-month or six-month periods ended June 30, 2016 and 2015.

A summary of the status of our stock options as of June 30, 2016, and changes during the six-month period then ended, is presented below:

	Six Months Ended June 30, 2016
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of period	5,437,064	$1.96
Granted	459,457	1.05
Exercised	—	—
Canceled and Forfeited	(1,504,550)	1.58
Expired	(299,000)	2.42
Outstanding at end of period	4,092,971	$1.97	7.0 years	$21,450
Exercisable at end of period	2,808,491	$2.05	6.5 years	$21,450

A summary of the status of our unvested restricted stock as of June 30, 2016, and changes during the six-month period then ended, is presented below:

	Six Months Ended June 30, 2016
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at beginning of period	361,000	$1.69
Granted	168,000	1.20
Vested	(66,000)	1.65
Forfeited	(206,000)	1.77
Unvested at end of period	257,000	$1.32

During the six-month period ended June 30, 2016, 66,000 shares of restricted stock held by non-employee directors with an aggregate fair value of $63,360 vested as scheduled according to the terms of the restricted stock agreements.  Also during the six-month period ended June 30, 2016, 206,000 shares of unvested restricted stock were forfeited upon resignation of certain directors and an officer.

As of June 30, 2016, there was approximately $527,000 of total unrecognized compensation expense related to unvested stock-based awards, which we expect to recognize over the remaining weighted average vesting term of 1.3 years.

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

Diluted earnings (loss) per common share for the six-month periods ended June 30, 2016 and 2015 excludes the effects of 14.7 million and 20.3 million common share equivalents, respectively, since such inclusion would be anti-dilutive.  The excluded shares consist of common shares issuable upon exercise of outstanding stock options and warrants, and upon the conversion of convertible debt and convertible preferred stock.

The Company’s unvested stock awards contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”).  Therefore, the unvested stock awards are required to be included in the number of shares outstanding for both basic and diluted earnings per share calculations.  However, due to our loss from operations, 257,000 shares of unvested restricted stock for the three-month and six-month periods ended June 30, 2016, and 550,750 shares of unvested restricted stock for the three-month and six-month periods ended June 30, 2015, respectively, were excluded in determining basic and diluted loss per share because such inclusion would be anti-dilutive.

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

The components of inventory as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
	(unaudited)
Materials	$—	$330,000
Work-in-process	65,611	392,457
Finished goods	882,115	275,168
Reserves	(177,906)	(344,719)
Total	$769,820	$652,906

During the six month-period ended June 30, 2015, we wrote off $120,000 of materials related to production issues.  During the six-month periods ended June 30, 2016 and 2015, the Company used $36,000 and $123,000, respectively, of Lymphoseek inventory for clinical study and product development purposes.

7.	Investment in R-NAV, LLC

Effective May 31, 2016, Navidea terminated its joint venture with R-NAV.  Under the terms of the agreement, Navidea (1) transferred all of its shares of R-NAV, consisting of 1,500,000 Series A Preferred Units and 3,500,000 Common Units, to R-NAV; and (2) paid $110,000 in cash to R-NAV.  In exchange, R-NAV (1) transferred all of its shares of TcRA Imaging, Inc. (TcRA) to Navidea, thereby returning the technology licensed to TcRA to Navidea; and (2) forgave the $333,333 remaining on the promissory note.  Neither Navidea nor R-NAV has any further obligations of any kind to either party.  As a result of this transaction, the Company recognized a loss on disposal of the investment in R-NAV of $39,732 during the second quarter of 2016.

Navidea’s investment in R-NAV was being accounted for using the equity method of accounting.  Navidea’s equity in the loss of R-NAV was $15,159 and $268,432, respectively, for the six-month periods ended June 30, 2016 and 2015.  Navidea’s equity in the loss of R-NAV exceeded our initial investment in R-NAV.  As such, the carrying value of the Company’s investment in R-NAV was $0 as of the date of termination.

The Company’s obligation to provide $500,000 of in-kind services to R-NAV was being recognized as those services were provided.  The Company provided $15,000 and $27,000, respectively, of in-kind services during the six-month periods ended June 30, 2016 and 2015.  As of the date of termination, the Company had $383,000 of in-kind services remaining to provide under this obligation.  This obligation ceased on May 31, 2016 under the terms of the agreement.

Navidea provided additional services to R-NAV in support of its development activities.  Such services were immaterial to Navidea’s overall operations.

8.	Notes Payable

Platinum

In July 2012, we entered into an agreement with Platinum to provide us with a credit facility of up to $50 million.  Following the approval of Lymphoseek, Platinum was committed under the terms of the agreement to extend up to $35 million in debt financing to the Company.  During the six-month period ended June 30, 2016, $624,000 of interest was compounded and added to the balance of the Platinum Note.  In accordance with the terms of the Section 16(b) Settlement Agreement discussed in Note 15(c), Platinum agreed to forgive interest owed on the credit facility in an amount equal to 6%, effective July 1, 2016.  As of June 30, 2016, the outstanding principal balance of the Platinum Note was approximately $9.1 million, with $27.3 million currently available under the credit facility.  An additional $15 million is potentially available under the credit facility on terms to be negotiated.  However, based on Platinum’s recently stated intent to liquidate their funds, Navidea has substantial doubt about Platinum’s ability to fund future draw requests under the credit facility.

The Platinum Note is reflected on the consolidated balance sheets at its estimated fair value, which includes the estimated fair value of the embedded conversion option of $417,000.  During the three-month periods ended June 30, 2016 and 2015, changes in the estimated fair value of the Platinum Note were a decrease of $1.5 million and an increase of $1.9 million, respectively, and were recorded as non-cash changes in the fair value of the conversion option.  During the six-month periods ended June 30, 2016 and 2015, changes in the estimated fair value of the Platinum Note were a decrease of $2.6 million and an increase of $126,000, respectively, and were recorded as non-cash changes in the fair value of the conversion option.  The estimated fair value of the Platinum Note was $9.5 million as of June 30, 2016.

The Platinum Loan Agreement includes a covenant that results in an event of default on the Platinum Loan Agreement upon default on the CRG Loan Agreement.  As discussed above, the Company is maintaining its position that CRG’s alleged claims do not constitute events of default under the CRG Loan Agreement and believes it has defenses against such claims.  The Company has obtained a waiver from Platinum confirming that we are not in default under the Platinum Loan Agreement as a result of the alleged default on the CRG Loan Agreement and as such, we are currently in compliance with all covenants under the Platinum Loan Agreement.

Capital Royalty Partners II, L.P.

In May 2015, Navidea and its subsidiary Macrophage Therapeutics, Inc., as guarantor, executed a Term Loan Agreement with CRG in its capacity as a lender and as control agent for other affiliated lenders party to the CRG Loan Agreement (collectively, the Lenders) in which the Lenders agreed to make a term loan to the Company in the aggregate principal amount of $50 million (the CRG Term Loan), with an additional $10 million in loans to be made available upon the satisfaction of certain conditions stated in the CRG Loan Agreement.  During the six-month period ended June 30, 2016, $553,000 of interest was compounded and added to the balance of the CRG Term Loan.  Pursuant to a notice of default letter sent to Navidea by CRG, the Company stopped compounding interest in the second quarter of 2016 and began recording accrued interest.  As of June 30, 2016, $2.3 million of accrued interest is included in accrued liabilities and other on the consolidated balance sheets.  As of June 30, 2016, the outstanding principal balance of the CRG Term Loan was $51.7 million.

In connection with the CRG Loan Agreement, the Company recorded a debt discount related to lender fees and other costs directly attributable to the CRG Loan Agreement totaling $2.2 million, including a $1.0 million facility fee which is payable at the end of the term or when the loan is repaid in full.  A long-term liability was recorded for the $1.0 million facility fee.  The debt discount was being amortized as non-cash interest expense using the effective interest method over the term of the CRG Loan Agreement.  As further described below, the facility fee was fully paid off and the debt discount was accelerated and fully amortized in the second quarter of 2016.

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

On April 28, 2016, the Company received a further notice (the Third Notice) from CRG informing the Company that CRG commenced exercising its remedies, including with respect to cash collateral.  In that regard, CRG informed the Company that it had delivered notices to exercise control of the Company’s accounts pursuant to the blocked account control and pledge collateral account control agreements with CRG.  On May 2, 2016, the Company successfully sought a temporary restraining order in Harris County Court, Texas, in which the court enjoined CRG from causing any further “freeze” of the Company’s accounts and required CRG to restore the accounts to the position they were in prior to CRG’s April 28, 2016 acts, pending a more complete review of the Company’s and CRG’s positions in the lawsuit. On May 19, 2016, a hearing was held and on May 24, 2016, the court denied the Company’s request for temporary injunctive relief.

On May 31, 2016, CRG declared all of the Company’s obligations under the Loan Agreement and all other loan documents to be immediately due and payable in the amount of $56,157,240.69.  The Company disputes the amounts claimed to be due and believes that CRG does not have the right to accelerate the loan.  On June 1, 2016, CRG filed a Verified Second Amended Petition and Application for Temporary Injunction in The District Court of Harris County, Texas, seeking to restrain the Company and its subsidiary guarantors from operating or using new accounts established by the Company without having first entered into the requisite blocked account control and pledge collateral account control agreements with CRG.

On June 22, 2016, CRG transferred all remaining funds in the Company’s primary bank account pursuant to the blocked account control and pledge collateral account control agreements with CRG to an account or accounts under CRG’s control.  CRG subsequently notified the Company that the $4.1 million was used to reimburse CRG for actual costs and expenses incurred by CRG related to the collection of the collateral of $778,000, pay the prepayment premium of $2.1 million and the backend facility fee of $1.0 million, and the remaining $189,000 was applied to the principal balance of the loan.  The collection fees and prepayment premium were recorded as interest expense, the backend facility fee reduced the liability that was recorded for that purpose at inception, and the principal payment reduced the balance of the debt during the second quarter of 2016.  In addition, the remaining unamortized balance of the debt discount of $2.0 million was recorded as interest expense during the second quarter of 2016.  Although we have conservatively categorized these expenses according to the manner in which CRG applied them, we believe the $4.1 million should be applied entirely to the outstanding principal balance of the loan.

On July 13, 2016, a hearing was held in The District Court of Harris County, Texas with respect to the aforementioned Application for Temporary Injunction.  At the conclusion of the hearing, the Court ordered the parties to mediation and stayed any ruling on CRG’s request for injunctive relief until after a mediation has been completed.  On July 20, the parties participated in mediation but were not successful in reaching an agreement.  On July 29, 2016, the Harris County, Texas judge recused herself from the case, citing inability to be impartial.  A new judge was appointed on July 29, 2016.

In June 2016, CRG contacted our primary distribution partner, Cardinal Health, and demanded that Cardinal Health make all future payments for Lymphoseek sales directly to CRG, rather than to Navidea.  Cardinal Health filed an interpleader in Franklin County, Ohio court, requesting that the court make a determination as to whom Cardinal Health should make such payments.  On June 28, 2016, Navidea won a TRO from the Ohio court, allowing the Company to receive 50% of the receivables due from Cardinal Health, with the remaining 50% to be placed in a court-controlled escrow account until the Texas Court has ruled.  On August 1, 2016, Navidea successfully negotiated a revised TRO, allowing the Company to receive 75% of the receivables due from Cardinal Health, with the remaining 25% to be placed in escrow until the escrow account reaches $1 million, after which 100% of payments are to be made to Navidea.

The Company maintains that CRG’s allegations of multiple events of default under the CRG Loan Agreement are without merit and the Company believes it has defenses against these claims.  Furthermore, the Company believes that CRG’s actions constitute a material breach of the CRG Loan Agreement and therefore, the Company is no longer subject to certain provisions of the CRG Loan Agreement.  We are continuing to explore alternative financing arrangements in order to refinance the CRG debt.  We believe that our best course of action is to refinance the CRG debt and pursue claims for damages.  There can be no assurance that CRG will not prevail in exercising control over any additional banking arrangements that the Company creates, that the Company will be able to refinance the CRG debt or that the Company will be successful in its claims for damages.  In light of current circumstances, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon its ability to generate sufficient cash flow to sustain its operations on a timely basis, to obtain additional financing as may be required, and to refinance the CRG debt.  See Notes 2 and 9.

Based on CRG’s claims that the Company is in default under the terms of the CRG Loan Agreement, and in accordance with current accounting guidance, the Company has classified the balance of the CRG Term Loan as a current liability as of June 30, 2016.

R-NAV, LLC

Effective May 31, 2016, Navidea terminated its joint venture with R-NAV.  In accordance with the terms of the agreement, R-NAV forgave the $333,333 remaining on the promissory note.  See Note 7.

Summary

During the three-month periods ended June 30, 2016 and 2015, we recorded net interest expense of $7.5 million and $1.6 million, respectively, primarily related to our notes payable.  Of these amounts, $5,000 and $146,000, respectively, related to amortization of the debt discounts related to our notes payable.  An additional $352,000 and $429,000, respectively, of total interest expense was compounded and added to the balance of our notes payable during the three-month periods ended June 30, 2016 and 2015.  During the six-month periods ended June 30, 2016 and 2015, we recorded net interest expense of $9.7 million and $2.5 million, respectively, primarily related to our notes payable.  Of these amounts, $78,000 and $359,000, respectively, related to amortization of the debt discounts related to our notes payable.  An additional $1.2 million and $429,000, respectively, of total interest expense was compounded and added to the balance of our notes payable during the six-month periods ended June 30, 2016 and 2015.  The collection fees of $778,000, prepayment premium of $2.1 million, and the remaining unamortized balance of the CRG debt discount of $2.0 million were also recorded as interest expense during the three-month period ended June 30, 2016.

9.	Commitments and Contingencies

Sinotau Litigation

On August 31, 2015, Sinotau Pharmaceutical Group (Sinotau) filed a suit for damages, specific performance and injunctive relief against the Company in the United States District Court for the District of Massachusetts alleging breach of a letter of intent for licensing to Sinotau of the Company’s NAV4694 product candidate and technology.  The Company believed the suit was without merit and filed a motion to dismiss the action.  Since then, the Company has continued discussions with Sinotau in an effort to reach a mutually satisfactory agreement.  In July 2016, the Company executed a term sheet with Cerveau Technologies, Inc. (Cerveau) as a designated party for the rights resulting from the relationship between Navidea and Sinotau.  The term sheet outlines the terms of a potential agreement between the parties to sublicense NAV4694 to Cerveau in return for license fees, milestone payments and royalties.  The term sheet includes a standstill provision that halts the aforementioned litigation unless and until the parties execute a definitive agreement within 60 days. With the exception of certain provisions, the term sheet is non-binding and is subject to the agreement of AstraZeneca, from whom the Company has licensed the NAV4694 technology.  At this time, it is not possible to determine whether the parties, including AstraZeneca, will reach a definitive agreement, and thus it is not possible to determine with any degree of certainty the ultimate outcome of this legal proceeding, including making a determination of liability.  A dismissal hearing is scheduled for September 2016.

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

On April 28, 2016, the Company received a further notice (the Third Notice) from CRG informing the Company that CRG commenced exercising its remedies, including with respect to cash collateral.  In that regard, CRG informed the Company that it had delivered notices to exercise control of the Company’s accounts pursuant to the blocked account control and pledge collateral account control agreements with CRG.  On May 2, 2016, the Company successfully sought a temporary restraining order in Harris County Court, Texas, in which the court enjoined CRG from causing any further “freeze” of the Company’s accounts and required CRG to restore the accounts to the position they were in prior to CRG’s April 28, 2016 acts, pending a more complete review of the Company’s and CRG’s positions in the lawsuit. On May 19, 2016, a hearing was held and on May 24, 2016, the court denied the Company’s request for temporary injunctive relief.

On May 31, 2016, CRG declared all of the Company’s obligations under the Loan Agreement and all other loan documents to be immediately due and payable in the amount of $56,157,240.69.  The Company disputes the amounts claimed to be due and believes that CRG does not have the right to accelerate the loan.  On June 1, 2016, CRG filed a Verified Second Amended Petition and Application for Temporary Injunction in The District Court of Harris County, Texas, seeking to restrain the Company and its subsidiary guarantors from operating or using new accounts established by the Company without having first entered into the requisite blocked account control and pledge collateral account control agreements with CRG.

On June 22, 2016, CRG transferred all remaining funds in the Company’s primary bank account pursuant to the blocked account control and pledge collateral account control agreements with CRG to an account or accounts under CRG’s control.  CRG subsequently notified the Company that the $4.1 million was used to reimburse CRG for actual costs and expenses incurred by CRG related to the collection of the collateral of $778,000, pay the prepayment premium of $2.1 million and the backend facility fee of $1.0 million, and the remaining $189,000 was applied to the principal balance of the loan.

On July 13, 2016, a hearing was held in The District Court of Harris County, Texas with respect to the aforementioned Application for Temporary Injunction.  At the conclusion of the hearing, the Court ordered the parties to mediation and stayed any ruling on CRG’s request for injunctive relief until after a mediation has been completed.  On July 20, the parties participated in mediation but were not successful in reaching an agreement.  On July 29, 2016, the Harris County, Texas judge recused herself from the case, citing inability to be impartial.  A new judge was appointed on July 29, 2016.

Also in June 2016, CRG contacted our primary distribution partner, Cardinal Health, and demanded that Cardinal Health make all future payments for Lymphoseek sales directly to CRG, rather than to Navidea.  Cardinal Health filed an interpleader in Franklin County, Ohio court, requesting that the court make a determination as to whom Cardinal Health should make such payments.  On June 28, 2016, Navidea won a TRO from the Ohio court, allowing the Company to receive 50% of the receivables due from Cardinal Health, with the remaining 50% to be placed in a court-controlled escrow account until the Texas Court has ruled.  On August 1, 2016, Navidea successfully negotiated a revised TRO, allowing the Company to receive 75% of the receivables due from Cardinal Health, with the remaining 25% to be placed in escrow until the escrow account reaches $1 million, after which 100% of payments are to be made to Navidea.

The Company maintains that CRG’s allegations of multiple events of default under the CRG Loan Agreement are without merit and the Company believes it has defenses against these claims.  Furthermore, the Company believes that CRG’s actions constitute a material breach of the CRG Loan Agreement and therefore, the Company is no longer subject to certain provisions of the CRG Loan Agreement.  We are continuing to explore alternative financing arrangements in order to refinance the CRG debt.  We believe that our best course of action is to refinance the CRG debt and pursue claims for damages.  There can be no assurance that CRG will not prevail in exercising control over any additional banking arrangements that the Company creates, that the Company will be able to refinance the CRG debt or that the Company will be successful in its claims for damages.  In light of current circumstances, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon its ability to generate sufficient cash flow to sustain its operations on a timely basis, to obtain additional financing as may be required, and to refinance the CRG debt.  See Notes 2 and 8.

Former CEO Arbitration

On May 12, 2016 the Company received a demand for arbitration through the American Arbitration Association, Columbus, Ohio, from Ricardo J. Gonzalez, the Company’s then Chief Executive Officer, claiming that he was terminated without cause and, alternatively, that he resigned in accordance with Section 4G of his Employment Agreement pursuant to a notice received by the Company on May 9, 2016.  On May 13, 2016, the Company notified Mr. Gonzalez that his failure to undertake responsibilities assigned to him by the Board of Directors and otherwise work after being ordered to do so on multiple occasions constituted an effective resignation, and the Company accepted that resignation.  The Company rejected the resignation of Mr. Gonzalez pursuant to Section 4G of his Employment Agreement.  Also, the Company notified Mr. Gonzalez that, alternatively, his failure to return to work after the expiration of the cure period provided in his Employment Agreement constituted cause for his termination under his Employment Agreement.  Mr. Gonzalez is seeking severance and other amounts claimed to be owed to him under his employment agreement.  The Company intends to vigorously defend its position.  In addition, the Company has filed counterclaims against Mr. Gonzalez.  We are currently in the process of choosing a three-person arbitration board.

10.	Equity Instruments

During the six-month period ended June 30, 2016, we issued 29,069 shares of our common stock valued at $34,820 to certain members of our Board of Directors who elected to receive stock in lieu of cash compensation.

11.	Stock Warrants

At June 30, 2016, there are 11.7 million warrants outstanding to purchase Navidea's common stock.  The warrants are exercisable at prices ranging from $0.01 to $3.04 per share with a weighted average exercise price of $0.38 per share.  The warrants have remaining outstanding terms ranging from 1 to 19 years.

In addition, at June 30, 2016, there are 300 warrants outstanding to purchase MT Common Stock.  The warrants are exercisable at $2,000 per share.

12.	Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Due to the uncertainty surrounding the realization of the deferred tax assets in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance at June 30, 2016 and December 31, 2015.

Current accounting standards include guidance on the accounting for uncertainty in income taxes recognized in the financial statements.  Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company believes that the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility.  As a result, no liability for uncertain tax positions was recorded as of June 30, 2016 or December 31, 2015 and we do not expect any significant changes in the next twelve months.  Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense.  As of June 30, 2016, tax years 2012-2015 remained subject to examination by federal and state tax authorities.

13.	Segments

We report information about our operating segments using the “management approach” in accordance with current accounting standards.  This information is based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance.  Our reportable segments are identified based on differences in products, services and markets served.  There were no inter-segment sales.  Prior to 2015, our products and development programs were all related to diagnostic substances.  Our majority-owned subsidiary, Macrophage Therapeutics, Inc., was formed and received initial funding during the first quarter of 2015, which resulted in a re-evaluation of the Company's segment determination.  We now manage our business based on two primary types of drug products: (i) diagnostic substances, including Lymphoseek and other diagnostic applications of our Manocept platform, our R-NAV joint venture (terminated on May 31, 2016), NAV4694 and NAV5001 (license terminated in April 2015), and (ii) therapeutic development programs, including therapeutic applications of our Manocept platform and all development programs undertaken by Macrophage Therapeutics, Inc.

The information in the following tables is derived directly from each reportable segment’s financial reporting.

Three Months Ended June 30, 2016	Diagnostics	Therapeutics	Corporate	Total
Lymphoseek sales revenue:
United States (1)	$4,218,606	$—	$—	$4,218,606
International	13,113	—	—	13,113
Lymphoseek license revenue	245,950	—	—	245,950
Grant and other revenue	865,359	51,452	—	916,811
Total revenue	5,343,028	51,452	—	5,394,480
Cost of goods sold, excluding depreciation and amortization	546,466	—	—	546,466
Research and development expenses, excluding depreciation and amortization	2,414,255	111,326	—	2,525,581
Selling, general and administrative expenses, excluding depreciation and amortization (2)	1,135,558	4,430	1,644,649	2,784,637
Depreciation and amortization (3)	14,274	—	103,504	117,778
Income (loss) from operations (4)	1,232,475	(64,304)	(1,748,153)	(579,982)
Other income (expense), excluding equity in the loss of R-NAV, LLC (5)	—	—	(6,098,405)	(6,098,405)
Equity in the loss of R-NAV, LLC	—	—	(2,920)	(2,920)
Net income (loss)	1,232,475	(64,304)	(7,849,478)	(6,681,307)
Total assets, net of depreciation and amortization:
United States	4,621,738	36,841	3,701,620	8,360,199
International	321,359	—	591	321,950
Capital expenditures	—	—	1,847	1,847

Three Months Ended June 30, 2015	Diagnostics	Therapeutics	Corporate	Total
Lymphoseek sales revenue:
United States (1)	$1,962,898	$—	$—	$1,962,898
International	650	—	—	650
Lymphoseek license revenue	250,000	—	—	250,000
Grant and other revenue	654,360	—	—	654,360
Total revenue	2,867,908	—	—	2,867,908
Cost of goods sold, excluding depreciation and amortization	304,495	—	—	304,495
Research and development expenses, excluding depreciation and amortization	2,115,786	176,738	—	2,292,524
Selling, general and administrative expenses, excluding depreciation and amortization (2)	1,529,042	64,018	2,339,207	3,932,267
Depreciation and amortization (3)	32,785	—	116,532	149,317
Loss from operations (4)	(1,114,200)	(240,756)	(2,455,739)	(3,810,695)
Other income (expense), excluding equity in the loss of R-NAV, LLC (5)	—	—	(5,874,019)	(5,874,019)
Equity in the loss of R-NAV, LLC	—	—	(6,205)	(6,205)
Net loss	(1,114,200)	(240,756)	(8,335,963)	(9,690,919)
Total assets, net of depreciation and amortization:
United States	4,035,926	—	17,690,779	21,726,705
International	470,033	—	1,851	471,884
Capital expenditures	25,492	—	2,126	27,618

Six Months Ended June 30, 2016	Diagnostics	Therapeutics	Corporate	Total
Lymphoseek sales revenue:
United States (1)	$7,990,026	$—	$—	$7,990,026
International	24,373	—	—	24,373
Lymphoseek license revenue	500,000	—	—	500,000
Grant and other revenue	1,551,184	51,452	—	1,602,636
Total revenue	10,065,583	51,452	—	10,117,035
Cost of goods sold, excluding depreciation and amortization	1,041,105	—	—	1,041,105
Research and development expenses, excluding depreciation and amortization	4,831,975	353,126	—	5,185,101
Selling, general and administrative expenses, excluding depreciation and amortization (2)	2,147,664	3,832	4,620,499	6,771,995
Depreciation and amortization (3)	54,564	—	212,806	267,370
Income (loss) from operations (4)	1,990,275	(305,506)	(4,833,305)	(3,148,536)
Other income (expense), excluding equity in the loss of R-NAV, LLC (5)	—	—	(7,203,861)	(7,203,861)
Equity in the loss of R-NAV, LLC	—	—	(15,159)	(15,159)
Net income (loss)	1,990,275	(305,506)	(12,052,325)	(10,367,556)
Total assets, net of depreciation and amortization:
United States	4,621,738	36,841	3,701,620	8,360,199
International	321,359	—	591	321,950
Capital expenditures	—	—	1,847	1,847

Six Months Ended June 30, 2015	Diagnostics	Therapeutics	Corporate	Total
Lymphoseek sales revenue:
United States (1)	$3,793,920	$—	$—	$3,793,920
International	5,050	—	—	5,050
Lymphoseek license revenue	333,333	—	—	333,333
Grant and other revenue	844,061	—	—	844,061
Total revenue	4,976,364	—	—	4,976,364
Cost of goods sold, excluding depreciation and amortization	725,046	—	—	725,046
Research and development expenses, excluding depreciation and amortization	6,006,510	262,752	—	6,269,262
Selling, general and administrative expenses, excluding depreciation and amortization (2)	3,571,217	78,384	5,660,068	9,309,669
Depreciation and amortization (3)	65,841	—	233,298	299,139
Loss from operations (4)	(5,392,250)	(341,136)	(5,893,366)	(11,626,752)
Other income (expense), excluding equity in the loss of R-NAV, LLC (5)	—	—	(5,086,960)	(5,086,960)
Equity in the loss of R-NAV, LLC	—	—	(268,432)	(268,432)
Net loss	(5,392,250)	(341,136)	(11,248,758)	(16,982,144)
Total assets, net of depreciation and amortization:
United States	4,035,926	—	17,690,779	21,726,705
International	470,033	—	1,851	471,884
Capital expenditures	25,492	—	2,126	27,618

(1)	All sales to Cardinal Health are made in the United States; Cardinal distributes the product throughout the U.S. through its network of nuclear pharmacies.
(2)

General and administrative expenses, excluding depreciation and amortization, represent costs that relate to the general administration of the Company and as such are not currently allocated to our individual reportable segments.  Marketing and selling expenses are allocated to our individual reportable segments.

(3)

Depreciation and amortization is reflected in cost of goods sold ($14,274 and $28,235 for the three-month periods ended June 30, 2016 and 2015, and $54,564 and $56,741 for the six-month periods ended June 30, 2016 and 2015), research and development ($0 and $4,550 for the three-month periods ended June 30, 2016 and 2015, and $0 and $9,100 for the six-month periods ended June 30, 2016 and 2015), and selling, general and administrative expenses ($103,504 and $116,532 for the three-month periods ended June 30, 2016 and 2015, and $212,806 and $233,298 for the six-month periods ended June 30, 2016 and 2015).

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

14.	Supplemental Disclosure for Statements of Cash Flows

During the six-month periods ended June 30, 2016 and 2015, we paid interest aggregating $4.2 million and $2.0 million, respectively.  Interest paid during the six-month period ended June 30, 2016 includes collection fees of $778,000 and a prepayment premium of $2.1 million, both of which were withdrawn by CRG from a bank account under their control.  During the six month-period ended June 30, 2015, we recorded $1.0 million of end-of-term fees associated with our notes payable to CRG.  During the six month-period ended June 30, 2015, we issued 68,157 shares of our common stock as a matching contribution to our 401(k) Plan which were valued at $117,099.

15.	Subsequent Events
a.

CRG Litigation:  On July 13, 2016, a hearing was held in The District Court of Harris County, Texas with respect to the aforementioned Application for Temporary Injunction.  At the conclusion of the hearing, the Court ordered the parties to mediation and stayed any ruling on CRG’s request for injunctive relief until after a mediation has been completed.  On July 20, the parties participated in mediation but were not successful in reaching an agreement. On July 20, the parties participated in mediation but were not successful in reaching an agreement.  On July 29, 2016, the Harris County, Texas judge recused herself from the case, citing inability to be impartial.  A new judge was appointed on July 29, 2016.

On June 28, 2016, Navidea won a TRO from the Franklin County, Ohio court, allowing the Company to receive 50% of the receivables due from Cardinal Health, with the remaining 50% to be placed in a court-controlled escrow account until the Texas Court has ruled.  On August 1, 2016, Navidea successfully negotiated a revised TRO, allowing the Company to receive 75% of the receivables due from Cardinal Health, with the remaining 25% to be placed in escrow until the escrow account reaches $1 million, after which 100% of payments are to be made to Navidea.

b.

Platinum Waiver:  The Platinum Loan Agreement includes a covenant that results in an event of default on the Platinum Loan Agreement upon default on the CRG Loan Agreement.  As discussed above, the Company is maintaining its position that CRG’s alleged claims do not constitute events of default under the CRG Loan Agreement and believes it has defenses against such claims.  The Company has obtained a waiver from Platinum confirming that we are not in default under the Platinum Loan Agreement as a result of the alleged default on the CRG Loan Agreement and as such, we are currently in compliance with all covenants under the Platinum Loan Agreement.

c.

Section 16(b) Settlement: As previously reported, in August 2015, a Navidea shareholder filed an action in the United States District Court for the Southern District of New York against two funds managed by Platinum alleging violations of Section 16(b) of the Securities Exchange Act of 1934, as amended, in connection with purchases and sales of the Company’s common stock by the Platinum funds, and seeking disgorgement of the short-swing profits realized by the funds (the Litigation).  The Company was named as a nominal defendant in the Litigation.

The Litigation was resolved on the terms set forth in a settlement agreement (the Settlement Agreement).  The Settlement Agreement was subject to a pending joint motion for approval.  The Court approved the settlement on Friday, July 1, 2016.  In accordance with the terms of the Settlement Agreement, Platinum agreed to forgive interest owed on the credit facility in an amount equal to 6%, effective July 1, 2016.  In addition, Platinum assumed the obligation to pay the legal costs associated with the Litigation.

d.

Additional Investments in MT:  In December 2015 and May 2016, Platinum contributed a total of $200,000 to Macrophage Therapeutics, Inc.  MT was not obligated to provide anything in return, although it was considered likely that the MT Board would ultimately authorize some form of compensation to Platinum.  As such, the Company recorded the $200,000 as a current liability as of June 30, 2016 pending determination of the form of compensation.

In July 2016, MT’s Board of Directors authorized modification of the original investments of $300,000 by Platinum and $200,000 by Dr. Goldberg to a convertible preferred stock with a 10% paid-in-kind (PIK) coupon retroactive to the time the initial investments were made.  The conversion price of the preferred will remain at the $500 million initial market cap but a full ratchet will be added to enable the adjustment of conversion price, warrant number and exercise price based on the valuation of the first institutional investment round.  In addition, the MT Board authorized issuance of additional convertible preferred stock with the same terms to Platinum as compensation for the additional $200,000 of investments made in December 2015 and May 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business.  These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

•	general economic and business conditions, both nationally and in our markets;
•	our history of losses, negative net worth and uncertainty of future profitability;
•	our ability to repay our debts;
•	the outcome of the CRG litigation;
•	our ability to successfully complete research and further development of our drug candidates;
•	the timing, cost and uncertainty of obtaining regulatory approvals of our drug candidates;
•	our ability to successfully commercialize our drug candidates;
•	our expectations and estimates concerning future financial performance, financing plans and the impact of competition;
•	our ability to raise capital sufficient to fund our development and commercialization programs;
•	our ability to implement our growth strategy;
•	anticipated trends in our business;
•	advances in technologies; and
•	other risk factors set forth in this report and detailed in our most recent Annual Report on Form 10-K and other SEC filings.

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

The Company also continues working to establish new sources of non-dilutive funding, including collaborations and grant funding that can augment the balance sheet as the Company works to reduce spending to levels that can be increasingly offset by growing Lymphoseek revenue.  In particular, substantial progress on the Manocept platform has resulted in several promising opportunities, including the formation of Macrophage Therapeutics, Inc. in January 2015.

Navidea has been awarded several Small Business Innovation Research (SBIR) and other grants to partially fund clinical trials to increase medical adoption of Lymphoseek in other solid tumors and development activities supporting other immuno-diagnostic applications through Phase 1/2 studies and the first grant to support development of an immunotherapeutic application in Kaposi’s sarcoma (KS).

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

We submitted our Marketing Authorization Application (MAA) for Lymphoseek to the European Medicines Agency (EMA) in December 2012.  In September 2014, the Committee for Medicinal Products for Human Use (CHMP) adopted a positive opinion recommending marketing authorization for Lymphoseek for use in the EU in imaging and intraoperative detection of sentinel lymph nodes draining a primary tumor in adult patients with breast cancer, melanoma, or localized squamous cell carcinoma of the oral cavity.  The CHMP's positive opinion was reviewed by the European Commission (EC), which has the authority to approve medicinal products for use in the 28 countries of the EU and generally follows the recommendations of the CHMP.  The EC granted marketing authorization for Lymphoseek in the EU in November 2014.  Our partner, SpePharm AG (an affiliate of Norgine BV), is currently performing the customary pre-launch market access activities to support commercial launch in the EU later in 2016.  Concurrently, we are completing manufacturing validation activities on a finished drug product contract manufacturing facility to support the Company’s supply chain, primarily in Europe.  This facility will produce a reduced-mass vial for which we expect to receive approval from the EMA later in 2016.

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

In June 2016, we announced results from three investigator-initiated studies that demonstrate beneficial performance characteristics of Lymphoseek and positive comparative results versus commonly-used, non-receptor-targeted imaging agents.  The data were presented by the investigators at the 2016 Annual Meeting of the Society of Nuclear Medicine and Molecular Imaging (SNMMI) in San Diego, CA.

In the presentation entitled, “Performance of Tc-99m tilmanocept when used alone is as or more effective in localizing sentinel nodes than sulfur colloid plus blue dye,” Jonathan Unkart and Anne Wallace, M.D., Department of Surgery at the University of California San Diego (UCSD), described a retrospective evaluation of the rate of localization of Lymphoseek when used alone compared to sulfur colloid (SC), blue dye (BD) and SC plus BD.  The study included results from 148 breast cancer patients evaluated in two prospective Phase 3 Lymphoseek clinical trials (data published in Annuls of Surgical Oncology 2013). SC and BD data was derived from a literature search presented at the SNMMI 2013 Annual Meeting including treatment groups of 17,814 SC alone, 12,821 BD alone and 19,627 SC+BD patients.  Results show the following localization rates: Lymphoseek alone: 0.9865, SC alone: 0.9249, BD alone: 0.8294 and SC+BD: 0.9636.  The authors’ analysis suggests that Lymphoseek provided superior sentinel lymph node localization in breast cancer patients compared to the other non-targeting agents alone or in combination providing surgeons the option to use just a single agent.

The presentation, “Use of lymphoscintigraphy with Tc-99m tilmanocept does not affect the number of nodes removed during sentinel node biopsy (SLNB) in breast cancer,” also presented by Dr. Unkart, shows data from a retrospective review evaluating whether there is a difference in the number of nodes removed using Lymphoseek during SLNB in patients who had a pre-operative imaging procedure called lymphoscintigraphy prior to SLNB versus those who only had intra-operative sentinel node (SN) identification.  The results indicate that in breast cancer, identification and removal of SNs using lymphoscintigraphy (3.0 SNs) did not significantly alter the number of SNs removed during a SLNB procedure with no imaging (2.7 SNs).  Lymphoseek’s selective-targeting performance characteristic enables the utilization of only a single dose of Lymphoseek per patient irrespective of whether both lymphoscintigraphy and SLNB are performed.  The authors concluded that by using Lymphoseek, lymphoscintigraphy imaging procedures may be eliminated in this patient population and may reduce health care cost without impacting patient outcomes.

The presentation entitled, “Rate of sentinel lymph node visualization in fatty breasts: Tc-99m Tilmanocept versus Tc-99m filtered sulfur colloid,” describes results from a study at Emory University School of Medicine using Lymphoseek in patients with fatty breast tissue, a population that is known to be more difficult to localize nodes when performing SLNB.  The results suggest that Lymphoseek more effectively visualized sentinel lymph nodes (SLNs) both on lymphoscintigraphy and during surgery compared to filtered sulfur colloids (Tc-SC) with 100% localization using Lymphoseek intraoperatively.  Dr. Maryam Shahrzad, M.D. presented retrospective data compiled from 29 consecutive patients with early stage breast cancer where lymphoscintigraphy was performed using Tc-SC and 28 patients where lymphoscintigraphy was performed using Lymphoseek.  Multiple patient variables were recorded.  The Tc-SC cohort included 96% of patients with fatty breasts versus 89% in the Lymphoseek group.  Statistically significant findings included: (1) in lymphoscintigraphy, SLN visualization occurred in 86% of the Lymphoseek group compared to 59% of the TC-SC group (p-value: 0.02); and (2) at surgery, 100% of patients in the Lymphoseek group showed a “hot” SLN compared to only 79% of patients in the Tc-SC group (p-value: 0.01).

These data further reinforce the beneficial clinical performance attributes of Lymphoseek.  In addition, they support Lymphoseek’s rapid adoption in sentinel lymph node biopsy procedures and its pre-surgical imaging utility for other solid tumors.  We believe results from these and other performance-based studies will encourage surgeons to use Lymphoseek as they look to optimize outcome for their patients and improve patient experience.

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

Impairment of the macrophage-driven disease mechanisms is an area of increasing focus in medicine.  The number of people affected by all the inflammatory diseases combined is estimated at more than 40 million in the United States and perhaps 700 million worldwide, making macrophage-mediated diseases an area of remarkable clinical importance.  There are many recognized disorders having macrophage involvement, including rheumatoid arthritis (RA), atherosclerosis/vulnerable plaque, Crohn’s disease, systemic lupus erythematosis, KS, and others that span clinical areas in oncology, autoimmunity, infectious diseases, cardiology, central nervous system (CNS) diseases, and inflammation.  Data from studies using agents from the Manocept platform in RA, KS and tuberculosis (TB) were published in a special supplement, Nature Outlook: Medical Imaging, in Nature’s October 31, 2013 issue.  The supplement included a White Paper by Navidea entitled “Innovations in receptor-targeted precision imaging at Navidea: Diagnosis up close and personal,” focused on the Manocept platform.

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

In July 2015, we received an initial notice of award for a Fast Track SBIR grant from the NIH's National Institute of Arthritis and Musculoskeletal and Skin Diseases, to fund preclinical animal studies and a Phase 1/2 human clinical study examining the ability of Tc 99m tilmanocept to identify skeletal joints that are inflamed due to RA.  RA is a chronic, progressive, systemic autoimmune disease characterized by inflammation of numerous skeletal joints.  If not treated successfully, RA can lead to disability, disfigurement and premature death.  The funds for this Fast Track grant were released in two parts, which together provide a total of $1.4 million in resources over two and a half years to achieve the specific aims and objectives of the grant.  The first part provided $225,000 to support preclinical animal studies and to support activities needed to prepare for the Phase 1/2 clinical study.  In July 2016, we received notification of award of the second part of the grant for an additional $1.1 million that will support the Phase 1/2 study, the results of which are expected to confirm the safety and effectiveness of Tc 99m tilmanocept to identify skeletal joint inflammation due to RA.

In July 2016, we received Institutional Review Board (IRB) approval from the University of California, San Francisco (UCSF) School of Medicine for a clinical study examining the ability of Lymphoseek to specifically identify active RA in pre-identified RA-affected joints.  Additionally, Navidea has received Western Institutional Review Board (WIRB) approval to expand this study to other study sites at Navidea’s discretion.  This study has been designed as an open-label, Phase 1 clinical study of up to 18 individuals to investigate the ability of a subcutaneous injection of Tc 99m-tilmanocept to identify RA inflamed joints in active RA subjects by SPECT and SPECT/CT imaging.  The study will enroll four cohorts of subjects: participants with active RA and arthritis-free individuals evaluating two different tilmanocept doses in each group.  Results of this study will be used to determine tilmanocept’s ability to localize in subjects with RA and show concordance with clinical symptoms, compare the intensity between the two dose groups, and compare localization between active RA and arthritis-free subjects.  Study results will help to inform the trial design for follow-on studies.  Two study sites are now open for enrollment in this clinical trial.

In conjunction with the agreed submission of an IND amendment for IV administration of Lymphoseek to the FDA, we expect to initiate a multi-center Phase 1/2 registrational trial employing IV administration to evaluate Lymphoseek for the primary diagnosis of RA and to aid in the differential diagnosis of RA from other types of inflammatory arthritis during the second half of 2016.

Cardiovascular Disease

In July 2015, we received a notice of award for a Phase 1 SBIR grant providing $322,000 from the National Heart Lung and Blood Institute, NIH.  The study, currently ongoing in collaboration with Massachusetts General Hospital and Harvard Medical School, will examine the ability of Tc 99m tilmanocept to localize in high-risk atherosclerotic plaques.  These specific plaques are rich in CD206 expressing macrophages and are at high risk for near term rupture resulting in myocardial infarctions, sudden cardiac death and strokes.  The consequences of atherosclerosis and the cardiovascular disease that atherosclerosis causes, while severe in all populations of people, are particularly concentrated in human immunodeficiency virus (HIV)+ patients.  Recently, it has been observed that CD206 expressing macrophages densely populate vulnerable plaques or thin cap fibroatheromas but not other kinds (i.e., calcified plaques) of atherosclerotic plaques.  A primary goal for this grant involves an approved clinical investigation of up to 18 individuals with and without aortic and high risk coronary atherosclerotic plaques and with and without HIV infection to determine the feasibility of Tc 99m tilmanocept to image high risk plaque by SPECT/CT.  Contrast with NaF18 is a parallel evaluation.  Results have the potential to provide evidence of the potential of Tc 99m tilmanocept to accumulate in high risk morphology plaques, the ability to make preliminary comparisons of aortic Tc 99m tilmanocept uptake by SPECT/CT in each group, and to evaluate the ability of Tc 99m tilmanocept to identify the same aortic atherosclerotic plaques that are identified by contrast enhanced coronary computed tomography angiography and/or PET/CT.

In May 2016, we reported that the first subjects were dosed subcutaneously at Massachusetts General Hospital, and we have now completed enrollment in this study.  Results are being analyzed and manuscripts are being prepared for publication.

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

Over the course of the last few years, management has provided periodic updates regarding the status of the NAV1800 development program we previously referred to as the RIGS® (radioimmunoguided surgery) program.  During that time, our commercial evaluation of new clinical data caused us to question the viability of the monoclonal antibody initiative as it was originally envisioned, and we learned significantly more about tilmanocept, the underlying Manocept backbone, and the potential utility of tilmanocept in identifying TAMs, and their consequent potential utility in identifying multifocal tumor disease itself.  To that end, we petitioned the

NIH to repurpose the $1.5 million grant we were previously awarded towards the study of TAMs in colorectal cancer, and subsequently received confirmation of the acceptance of this repurposing.  This repurposed grant now supports a Manocept-based diagnostic approach in patients with anal/rectal cancer and possibly colon cancer.  We recognize this repurposing represents a major refocusing of the original NAV1800 initiative, but we are confident that this change represents the best course of action at this time towards benefiting patients afflicted with colorectal cancer and is one which is consistent with the excitement we are seeing on many fronts related to our work on the Manocept platform.  However, there can be no assurance that if further clinical trials for this product proceed, that they will be successful, that the product will achieve regulatory approval, or if approved, that it will achieve market acceptance.

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

In July 2015, Navidea and MT announced that preclinical results in KS demonstrated that a cytotoxic drug, doxorubicin, linked to Manocept was targeted to and dose-dependently taken up in CD206+ KS tumor cells and TAMs and caused apoptotic death of the KS tumor cells and TAMs.  The results were presented at the 18th International Workshop on KSHV and Related Agents by Michael S. McGrath, M.D., Ph.D., Professor, Departments of Laboratory Medicine, Pathology, and Medicine at UCSF.  The study also shows that Cy3-Manocept and a Cy3-Manocept-doxorubicin conjugate quantitatively permitted the evaluation of tumor burden, tissue uptake of Manocept and tumor response to therapy in vitro and ex vivo, supporting the potential for the Manocept platform to be used not only diagnostically but as a precision targeted molecule to deliver payloads to tumor sites throughout the body.  In summary, the data presented include evidence that:

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

During investor update conference calls held in the second quarter of 2016, MT reported the following from its ongoing pre-clinical animal studies:

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

Further updates include the following:

•

We completed the dosing for the study in an animal model for NASH.  Using a non-optimized agent and a non-optimized dosing regimen, promising results were noted that show the MT compound was effective.  In addition, the livers of these animals were analyzed and showed no evidence of clinical or histo-pathological damage.  Based on these findings the outside investors in MT have agreed to fund a larger and longer-term study to advance development of the data set in NASH.

•

We completed dosing in a neuro-inflammation model which confirmed that the anti-inflammatory construct very effectively crosses the blood-brain barrier.  This study also confirmed that the addition of the drug conjugate to the Manocept backbone did not affect blood-brain barrier activity.

•

We completed two studies evaluating the performance of compounds from the MT1000 class of compounds designed to deplete TAMS in a number of different cancer models.  In both models studied to date, we saw an immediate effect on the rate of tumor growth.  In the slower growing tumor model, we saw that the inhibition in tumor growth rate remained throughout the duration of the study.  Histology evaluation of the tumor is being conducted to determine what effect the compound had on the tumor itself.

In May 2016, Navidea and MT announced the receipt of an initial notice of award for a Fast Track SBIR grant providing for up to $1.8 million from the NIH’s National Cancer Institute (NCI) to fund evaluation of an investigational Manocept-based immunotargeted treatment for KS.  The novel Manocept construct is designed to specifically deliver doxorubicin, a chemotoxin, which can kill KS tumor cells and their TAMs potentially altering the course of cancer.  KS is a serious and potentially life threatening illness in persons infected with HIV and the third leading cause of death in this population worldwide.  The prognosis for patients with KS is poor with high probabilities for mortality and greatly diminished quality of life.  The funds for this Fast Track grant will be released in three parts, which together have the potential to provide up to $1.8 million in resources over 2.5 years with the goal of completing an IND submission for a Manocept construct (MT1000 class of compounds) consisting of tilmanocept linked to doxorubicin for the treatment of KS.  The first part of the grant will provide $232,000 to support analyses including in vitro and cell culture studies and will be followed by Part 2 and 3 animal testing studies.  If successful, the information from these studies will be combined with other information in an IND application that will be submitted to the FDA requesting permission to begin testing the compound selected in human KS patients.

Navidea and MT continue to evaluate emerging data in other disease states to define areas of focus, development pathways and partnering options to capitalize on the Manocept platform, including ongoing studies in KS and RA.  The immuno-inflammatory process is remarkably complex and tightly regulated with indicators that initiate, maintain and shut down the process.  Macrophages are immune cells that play a critical role in the initiation, maintenance, and resolution of inflammation.  They are activated and deactivated in the inflammatory process.  Because macrophages may promote dysregulation that accelerates or enhances disease progression, diagnostic and therapeutic interventions that target macrophages may open new avenues for controlling inflammatory diseases.  There can be no assurance that further evaluation or development will be successful, that any Manocept platform product candidate will ultimately achieve regulatory approval, or if approved, the extent to which it will achieve market acceptance.

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

In July 2016, the Company executed a term sheet with Cerveau Technologies, Inc. (Cerveau) as a designated party for the rights resulting from the relationship between Navidea and Sinotau.  The term sheet outlines the terms of a potential agreement between the parties to sublicense NAV4694 to Cerveau in return for license fees, milestone payments and royalties.  With the exception of certain provisions, the term sheet is non-binding and is subject to the agreement of AstraZeneca, from whom the Company has licensed the NAV4694 technology.  The Company has 60 days to execute a definitive agreement.

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

In April 2015, the Company entered into an agreement with Alseres to terminate the sub-license agreement dated July 31, 2012 for research, development and commercialization of NAV5001.  Under the terms of this agreement, Navidea transferred all regulatory, clinical and manufacturing-related data related to NAV5001 to Alseres.  Alseres agreed to reimburse Navidea for any incurred maintenance costs of the contract manufacturer retroactive to March 1, 2015.  In addition, Navidea has supplied clinical support services for NAV5001 on a cost-plus reimbursement basis.  However, to this point, Alseres has been unsuccessful in raising the funds necessary to restart the program and reimburse Navidea.  As a result, we have taken steps to end our obligations under the agreement and notified Alseres that we consider them in breach of the agreement.  We are in the process of trying to recover the funds we expended complying with our obligations under the termination agreement.  As of the filing of this document, we remain in discussions and Alseres has expressed its commitment to pay the related payables.

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

Our operating expenses in recent years have been focused primarily on support of Lymphoseek, our Manocept platform, and NAV4694 and NAV5001 product development.  We incurred approximately $5.2 million and $6.3 million in total on research and development activities during the six-month periods ended June 30, 2016 and 2015, respectively.  Of the total amounts we spent on research and development during those periods, excluding costs related to our internal research and development headcount and our general and administrative staff which we do not currently allocate among the various development programs that we have underway, we incurred out-of-pocket charges by program as follows:

	Six Months Ended June 30,
Development Program *	2016	2015
Lymphoseek	$1,012,110	$896,244
Manocept Platform	499,627	359,523
Macrophage Therapeutics	305,378	181,918
NAV4694	1,201,482	1,590,246
NAV5001	94,686	159,845
*	Certain development program expenditures were offset by grant reimbursement revenues totaling $1.5 million and $740,000 during the six-month periods ended June 30, 2016 and 2015, respectively.

We expect to continue the advancement of our efforts with Lymphoseek and our Manocept platform during 2016.  The divestiture of NAV5001 and the suspension of active patient accrual in our NAV4694 trials have decreased our development costs over the past year, however, we continue to incur costs to maintain the trials and drug production while we complete our partnering/divestiture activities.  We expect that our total research and development expenses, including both out-of-pocket charges as well as internal headcount and support costs, to be lower in 2016 than in 2015.  This estimate excludes charges related to our subsidiary, Macrophage Therapeutics, Inc., which are currently expected to be funded separately.  In addition, these estimates include carrying costs for NAV4694 only through mid-year.  We have tentative agreements with Cerveau and Alseres to assume the existing liabilities associated with the NAV4694 and NAV5001 programs, respectively.

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

Although our marketing partners share a portion of the direct marketing, sales and distribution costs related to the sale of Lymphoseek, we expect to incur ongoing costs to support product marketing efforts targeting surgical oncologists at the core of the oncology treatment team, as well as medical education-related and market outreach activities associated with Lymphoseek commercialization.  Additionally, we anticipate that we will incur costs related to supporting the other product, regulatory, manufacturing and commercial activities related to the potential marketing registration and sale of Lymphoseek in other markets, including a reduced-mass vial intended for sale in the EU.  We also expect to incur costs related to ongoing clinical development efforts to support the use of Lymphoseek in additional cancer types.  There can be no assurance that Lymphoseek will achieve regulatory approval in any other market outside the U.S. or EU, or if approved in those markets, that it will achieve market acceptance in the U.S., EU or any other market.

We are currently evaluating existing and emerging data on the potential use of Manocept-related agents in the diagnosis and disease-staging of disorders in which macrophages are involved, such as KS, RA, vulnerable plaque/atherosclerosis, TB and other disease states, to define areas of focus, development pathways and partnering options to capitalize on the Manocept platform.  In the near-term, our more active development efforts with respect to the Manocept platform will likely be limited to such evaluations.  We will also be evaluating potential funding and other resources required for continued development, regulatory approval and commercialization of any Manocept platform product candidates that we identify for further development, and potential options for advancing development.  There can be no assurance that further evaluation or development will be successful, that any Manocept platform product candidate will ultimately achieve regulatory approval, or if approved, the extent to which it will achieve market acceptance.

Results of Operations

Three Months Ended June 30, 2016 and 2015

Lymphoseek Sales and Margins. Net sales of Lymphoseek were $4.2 million during the second quarter of 2016, compared to $2.0 million during the same period of 2015.  The increase was primarily the result of continued efforts to increase sales through increased adoption of Lymphoseek.  Gross margins on net sales were 87% and 83% for the second quarters of 2016 and 2015, respectively.  Cost of goods sold in both periods included post-production testing activities required by regulatory authorities, which are charged as one-time period costs, and a royalty on net sales payable under our license agreement with UCSD.

Lymphoseek License Revenue.  During the second quarters of 2016 and 2015, we recognized $246,000 and $250,000, respectively, of the $2.0 million non-refundable upfront payment received by the Company related to the Lymphoseek license and distribution agreement for Europe, which the Company is recognizing on a straight-line basis over two years.

Grant and Other Revenue.  During the second quarter of 2016, we recognized $917,000 of grant and other revenue as compared to $654,000 in the second quarter of 2015.  Grant revenue during the second quarter of 2016 was primarily related to SBIR grants from the NIH supporting NAV4694, Lymphoseek and Manocept development.  Grant revenue during the second quarter of 2015 was primarily related to SBIR grants from the NIH supporting NAV4694 and Lymphoseek development. Grant and other revenue for the second quarters of 2016 and 2015 also included revenue related to services provided to R-NAV for Manocept development.

Research and Development Expenses.  Research and development expenses increased $229,000, or 10%, to $2.5 million during the second quarter of 2016 from $2.3 million during the same period in 2015.  The increase was primarily due to net increases in drug project expenses related to (i) increased NAV4694 development costs of $253,000 including increased manufacturing-related activities and clinical trial costs, offset by decreased licensing costs, while we continued our efforts to divest the program; (ii) increased Lymphoseek development costs of $201,000 including increased manufacturing-related activities, clinical trial costs, and regulatory costs; and (iii) increased Manocept development costs of $120,000 including increased clinical trial costs and pre-clinical testing.  The net increase in research and development expenses was partially offset by decreased compensation including incentive-based awards and other expenses related to net decreased headcount of $377,000 following the first quarter 2015 reduction in force.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $1.1 million, or 29%, to $2.9 million during the second quarter of 2016 from $4.0 million during the same period in 2015.  The net decrease was primarily due to decreased general and administrative headcount of $577,000 following the first quarter 2015 reduction in force coupled with decreased costs for market development expenses related to Lymphoseek and NAV4694, investor relations, and business development consulting services, partially offset by increased commercial and medical headcount of $131,000.

Other Income (Expense).  Other expense, net, was $6.1 million during the second quarter of 2016 as compared to other expense, net of $5.9 million during the same period in 2015.  Interest expense, net increased $5.9 million to $7.5 million during the second quarter of 2016 from $1.6 million for the same period in 2015, due in part to the higher outstanding balances and higher interest rates related to the CRG Term Loan in 2016 versus the Oxford Notes in 2015, coupled with the higher outstanding balances and higher interest rates related to the Platinum Note in 2016 versus 2015.  Of this interest expense, $5,000 and $146,000 in the second quarters of 2016 and 2015, respectively, was non-cash in nature related to the amortization of debt issuance costs and debt discounts related to the CRG Term Loan and Oxford Notes.  An additional $352,000 and $429,000 of this interest expense was compounded and added to the balance of our notes payable during the second quarters of 2016 and 2015, respectively.  CRG collection fees of $778,000, a prepayment premium of $2.1 million, and the remaining unamortized balance of the CRG debt discount of $2.0 million were also recorded as interest expense during the second quarter of 2016.  For the second quarters of 2016 and 2015, we recorded non-cash income (expense) of $1.5 million and ($1.9 million), respectively, related to changes in the estimated fair value of financial instruments.  During the second quarter of 2016, we also recorded a non-cash loss on the disposal of our investment in R-NAV of $40,000.

Six Months Ended June 30, 2016 and 2015

Lymphoseek Sales and Margins.  Net sales of Lymphoseek were $8.0 million during the first six months of 2016, compared to $3.8 million during the same period of 2015.  The increase was primarily the result of continued efforts to increase sales through increased adoption of Lymphoseek.  Gross margins on net sales were 86% and 79% for the first six months of 2016 and 2015, respectively.  Cost of goods sold in the first six months of 2015 included net inventory losses of $93,000 related to a production matter, which were offset by a net benefit of $65,000 related to our ability to sell certain previously reserved inventory.  Cost of goods sold in both periods included post-production testing activities required by regulatory authorities, which are charged as one-time period costs, and a royalty on net sales payable under our license agreement with UCSD.

Lymphoseek License Revenue.  During the first six months of 2016 and 2015, we recognized $500,000 and $333,000, respectively, of the $2.0 million non-refundable upfront payment received by the Company related to the Lymphoseek license and distribution agreement for Europe, which the Company is recognizing on a straight-line basis over two years.

Grant and Other Revenue.  During the first six months of 2016, we recognized $1.6 million of grant and other revenue as compared to $844,000 in the first six months of 2015.  Grant revenue during the first six months of 2016 was primarily related to SBIR grants from the NIH supporting NAV4694, Manocept and Lymphoseek development.  Grant revenue during the first six months of 2015 was primarily related to SBIR grants from the NIH supporting NAV4694 and Lymphoseek development.  Grant and other revenue for the first six months of 2016 included $85,000 of revenue from our marketing partners in Europe and China related to specific development work performed at their request.  Grant and other revenue for the first six months of 2016 and 2015 also included $33,000 and $78,000, respectively, of revenue related to services provided to R-NAV for Manocept development.

Research and Development Expenses.  Research and development expenses decreased $1.1 million, or 17%, to $5.2 million during the first six months of 2016 from $6.3 million during the same period in 2015.  The decrease was primarily due to decreased compensation including incentive-based awards and other expenses related to net decreased headcount of $1.0 million following the first quarter 2015 reduction in force coupled with net decreases in drug project expenses related to (i) decreased NAV4694 development costs of $389,000 including decreased clinical trial costs offset by increased manufacturing-related activities and licensing costs, while we continued our efforts to divest the program; and (ii) decreased NAV5001 development costs of $65,000 including decreased manufacturing-related activities and clinical trial costs; offset by (iii) increased Manocept development costs of $140,000 including clinical trial costs and pre-clinical testing; (iv) increased therapeutics development costs of $123,000 including increased manufacturing-related activities and preclinical testing; and (v) increased Lymphoseek development costs of $116,000 including increased clinical trial costs, regulatory costs primarily related to Europe, and pre-clinical testing, offset by decreased manufacturing-related activities.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $2.5 million, or 27%, to $7.0 million during the first six months of 2016 from $9.5 million during the same period in 2015.  The net decrease was primarily due to decreased general and administrative headcount of $1.8 million following the first quarter 2015 reduction in force coupled with decreased costs for market development expenses related to Lymphoseek and NAV4694, contracted medical science liaisons, license fees, business development consulting services, and investor relations, offset by increased commercial and medical headcount of $536,000 coupled with increased legal and professional services.

Other Income (Expense).  Other expense, net, was $7.2 million during the first six months of 2016 as compared to other expense, net of $5.4 million during the same period in 2015.  Interest expense, net increased $7.2 million to $9.7 million during the first six months of 2016 from $2.5 million for the same period in 2015, due in part to the higher outstanding balances and higher interest rates related to the CRG Term Loan in 2015 versus the Oxford Notes in 2015, coupled with the higher outstanding balances and higher interest rates related to the Platinum Note in 2016 versus 2015.  Of this interest expense, $78,000 and $359,000 in the first six months of 2016 and 2015, respectively, was non-cash in nature related to the amortization of debt issuance costs and debt discounts related to the CRG Term Loan and Oxford Notes.  An additional $1.2 million and $429,000 of this interest expense was compounded and added to the balance of our notes payable during the first six months of 2016 and 2015, respectively.  CRG collection fees of $778,000, a prepayment premium of $2.1 million, and the remaining unamortized balance of the CRG debt discount of $2.0 million were also recorded as interest expense during the first six months of 2016.  For the first six months of 2016 and 2015, we recorded non-cash income (expense) of $2.6 million and ($126,000), respectively, related to changes in the estimated fair value of financial instruments.  During the first six months of 2016 and 2015, we recorded non-cash equity in the loss of R-NAV of $15,000 and $268,000, respectively.  During the first six months of 2016, we also recorded a non-cash loss on the disposal of our investment in R-NAV of $40,000.  During the first six months of 2015, we recorded $2.4 million of losses on the extinguishment of the Oxford Notes.

Liquidity and Capital Resources

Cash balances decreased to $1.2 million at June 30, 2016 from $7.2 million at December 31, 2015.  The net decrease was primarily due to $4.1 million cash withdrawn by CRG for collection fees, prepayment premium and a backend facility fee, $501,000 restricted cash in an account over which CRG has control, and $1.4 million used to fund our operations.

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

Our ability to comply with the covenants of the CRG Loan Agreement may be affected by changes in our business condition or results of our operations, or other events beyond our control.  An event of default would entitle CRG to accelerate the maturity of our indebtedness, increase the interest rate from 14% to the default rate of 18% per annum, and invoke other remedies available to it under the loan agreement and the related security agreement.

During the second quarter of 2016, CRG alleged multiple claims of default on the CRG Loan Agreement, and filed suit in The District Court of Harris County, Texas.  The Company maintains that CRG’s allegations of multiple events of default under the CRG Loan Agreement are without merit and the Company believes it has defenses against these claims.  On June 22, 2016, CRG exercised control over one of the Company’s primary bank accounts, withdrawing $4.1 million and applying $3.9 million of the cash to various fees, including collection fees, a prepayment premium and an end-of-term fee.  The remaining $189,000 was applied to the principal balance of the debt.  As of June 30, 2016, the Company’s unrestricted cash balance was $1.2 million.  Also in June 2016, CRG contacted our primary distribution partner, Cardinal Health, and demanded that Cardinal Health make all future payments for Lymphoseek sales directly to CRG, rather than to Navidea.  Cardinal Health filed an interpleader in Franklin County, Ohio court, requesting that the court make a determination as to whom Cardinal Health should make such payments.  On June 28, 2016, Navidea won a temporary restraining order (TRO) from the Ohio court, allowing the Company to receive 50% of the receivables due from

Cardinal Health, with the remaining 50% to be placed in a court-controlled escrow account until the Texas Court has ruled.  On August 1, 2016, Navidea successfully negotiated a revised TRO, allowing the Company to receive 75% of the receivables due from Cardinal Health, with the remaining 25% to be placed in escrow until the escrow account reaches $1 million, after which 100% of payments are to be made to Navidea.

The Company maintains that CRG’s allegations of multiple events of default under the CRG Loan Agreement are without merit and the Company believes it has defenses against these claims.  Furthermore, the Company believes that CRG’s actions constitute a material breach of the CRG Loan Agreement and therefore, the Company is no longer subject to certain provisions of the CRG Loan Agreement.  We are continuing to explore alternative financing arrangements in order to refinance the CRG debt.  We believe that our best course of action is to refinance the CRG debt and pursue claims for damages.  There can be no assurance that CRG will not prevail in exercising control over any additional banking arrangements that the Company creates, that the Company will be able to refinance the CRG debt or that the Company will be successful in its claims for damages.  In light of current circumstances, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon its ability to generate sufficient cash flow to sustain its operations on a timely basis, to obtain additional financing as may be required, and to refinance the CRG debt.

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

The Platinum Loan Agreement includes a covenant that results in an event of default on the Platinum Loan Agreement upon default on the CRG Loan Agreement.  As discussed above, the Company is maintaining its position that CRG’s alleged claims do not constitute events of default under the CRG Loan Agreement and believes it has defenses against such claims.  The Company has obtained a waiver from Platinum confirming that we are not in default under the Platinum Loan Agreement as a result of the alleged default on the CRG Loan Agreement and as such, we are currently in compliance with all covenants under the Platinum Loan Agreement.

As of June 30, 2016, the outstanding principal balance of the Platinum Note was approximately $9.1 million, with $27.3 million currently available under the credit facility.  An additional $15 million is potentially available under the credit facility on terms to be negotiated.  However, based on Platinum’s recently stated intent to liquidate their funds, Navidea has substantial doubt about Platinum’s ability to fund future draw requests under the credit facility.  The inability to access credit under the Platinum Loan Agreement or other potentially available arrangements could materially adversely affect our operations and financial condition and our ability to continue as a going concern.

Operating Activities.  Cash used in operations decreased $9.4 million to $1.4 million during the first six months of 2016 compared to $10.8 million used during the same period in 2015.

Accounts and other receivables decreased to $3.5 million at June 30, 2016 from $3.7 million at December 31, 2015, primarily due to the receipt of $1.2 million of royalties from Devicor associated with the 2011 sale of the GDS Business offset by increased receivables due from Cardinal Health resulting from the increase in sales of Lymphoseek.

Inventory levels increased to $770,000 at June 30, 2016 from $653,000 at December 31, 2015, primarily due to finished goods inventory produced offset by finished goods inventory sold.  We expect inventory levels to decrease during the remainder of 2016 as we manage our Lymphoseek inventory demands against our cash constraints.

Prepaid expenses and other current assets decreased to $927,000 at June 30, 2016 from $1.1 million at December 31, 2015, primarily due to amortization of prepaid insurance and FDA annual fees, offset by increased legal retainers related to the CRG litigation.

Accounts payable increased to $5.1 million at June 30, 2016 from $1.8 million at December 31, 2015, primarily due to net increased payables due to legal and professional services, Lymphoseek, and NAV4694 vendors.  Of the increased accounts payable, at least $840,000 is being disputed by the Company’s current management.  Accrued liabilities and other current liabilities increased to $4.9 million at June 30, 2016 from $3.0 million at December 31, 2015, primarily due to increased accruals for interest on the CRG debt, Lymphoseek development costs, and Macrophage Therapeutics costs, offset by decreased accruals for NAV4694 development costs and legal and professional services.  Our payable and accrual balances will continue to fluctuate but will likely decrease overall as we continue to decrease our level of development activity related to NAV4694, offset by likely increases in legal and professional services related to the CRG litigation and planned increases in Manocept development.

Investing Activities.  Investing activities used $39,000 during the first six months of 2016 compared to $17,000 used during the same period in 2015.  Net payments related to the disposal of our investment in R-NAV of $82,000 and capital expenditures of $2,000, primarily for computer equipment, were offset by proceeds from sales of capital equipment of $45,000 during the first six months of 2016.  Purchases of capital equipment of $28,000, primarily for Lymphoseek production equipment, and patent and trademark costs of

$10,000 were offset by proceeds from sales of equipment of $20,000 during the six months quarter of 2015.  We expect our overall capital expenditures for the remainder of 2016 will be lower than for the same period in 2015.

Financing Activities.  Financing activities used $4.6 million during the first six months of 2016 compared to providing $21.1 million during the same period in 2015.  The $4.6 million used by financing activities in the first six months of 2016 consisted primarily of payment of debt-related costs of $3.9 million, restrictions placed on cash in an account controlled by CRG of $501,000, and principal payments on notes payable of $189,000, all related to the CRG debt.  The $21.1 million provided by financing activities in the first six months of 2015 consisted primarily of proceeds from the CRG Term Loan of $50.0 million, draws under the Platinum credit facility of $4.5 million, and proceeds from issuance of MT Preferred Stock of $500,000, offset by principal payments on the Oxford Notes of $30.0 million and payment of debt-related costs of $3.9 million.

Investment in Macrophage Therapeutics, Inc.

In December 2015 and May 2016, Platinum contributed a total of $200,000 to Macrophage Therapeutics, Inc.  MT was not obligated to provide anything in return, although it was considered likely that the MT Board would ultimately authorize some form of compensation to Platinum.  As such, the Company recorded the $200,000 as a current liability as of June 30, 2016 pending determination of the form of compensation.

In July 2016, MT’s Board of Directors authorized modification of the original investments of $300,000 by Platinum and $200,000 by Dr. Goldberg to a convertible preferred stock with a 10% PIK coupon retroactive to the time the initial investments were made.  The conversion price of the preferred will remain at the $500 million initial market cap but a full ratchet will be added to enable the adjustment of conversion price, warrant number and exercise price based on the valuation of the first institutional investment round.  In addition, the MT Board authorized issuance of additional convertible preferred stock with the same terms to Platinum as compensation for the additional $200,000 of investments made in December 2015 and May 2016.

Investment in R-NAV, LLC

Effective May 31, 2016, Navidea terminated its joint venture with R-NAV.  Under the terms of the agreement, Navidea (1) transferred all of its shares of R-NAV, consisting of 1,500,000 Series A Preferred Units and 3,500,000 Common Units, to R-NAV; and (2) paid $110,000 in cash to R-NAV.  In exchange, R-NAV (1) transferred all of its shares of TcRA to Navidea, thereby returning the technology licensed to TcRA to Navidea; and (2) forgave the $333,333 remaining on the promissory note.  Neither Navidea nor R-NAV has any further obligations of any kind to either party.

Navidea's investment in R-NAV was being accounted for using the equity method of accounting.  Navidea's equity in the loss of R-NAV was $15,000 for the six-month period ended June 30, 2016.  The Company's obligation to provide $500,000 of in-kind services to R-NAV was being recognized as those services were provided.  The Company provided $15,000 of in-kind services during the six-month period ended June 30, 2016.  As of the date of termination, the Company has $383,000 of in-kind services remaining to provide under this obligation.  This obligation ceased on May 31, 2016 under the terms of the agreement.

Capital Royalty Partners II, L.P. Debt

In May 2015, Navidea and its subsidiary Macrophage Therapeutics, Inc., as guarantor, executed a Term Loan Agreement with CRG in its capacity as a lender and as control agent for other affiliated lenders party to the CRG Loan Agreement in which the Lenders agreed to make a term loan to the Company in the aggregate principal amount of $50 million, with an additional $10 million in loans to be made available upon the satisfaction of certain conditions stated in the CRG Loan Agreement.  During the six-month period ended June 30, 2016, $553,000 of interest was compounded and added to the balance of the CRG Term Loan.  Pursuant to a notice of default letter sent to Navidea by CRG, the Company stopped compounding interest in the second quarter of 2016 and began recording accrued interest.  As of June 30, 2016, $2.3 million of accrued interest is included in accrued liabilities and other on the consolidated balance sheets.  As of June 30, 2016, the outstanding principal balance of the CRG Term Loan was $51.7 million.

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

On April 28, 2016, the Company received a further notice (the Third Notice) from CRG informing the Company that CRG commenced exercising its remedies, including with respect to cash collateral.  In that regard, CRG informed the Company that it had delivered notices to exercise control of the Company’s accounts pursuant to the blocked account control and pledge collateral account control agreements with CRG. On May 2, 2016, the Company successfully sought a temporary restraining order in Harris County Court, Texas, in which the court enjoined CRG from causing any further “freeze” of the Company’s accounts and required CRG to restore the accounts to the position they were in prior to CRG’s April 28, 2016 acts, pending a more complete review of the Company’s and CRG’s positions in the lawsuit.  On May 19, 2016, a hearing was held and on May 24, 2016, the court denied the Company’s request for temporary injunctive relief.

On May 31, 2016, CRG declared all of the Company’s obligations under the Loan Agreement and all other loan documents to be immediately due and payable in the amount of $56,157,240.69.  The Company disputes the amounts claimed to be due and believes that CRG does not have the right to accelerate the loan.  On June 1, 2016, CRG filed a Verified Second Amended Petition and Application for Temporary Injunction in The District Court of Harris County, Texas, seeking to restrain the Company and its subsidiary guarantors from operating or using new accounts established by the Company without having first entered into the requisite blocked account control and pledge collateral account control agreements with CRG.

On June 22, 2016, CRG transferred all remaining funds in the Company’s primary bank account pursuant to the blocked account control and pledge collateral account control agreements with CRG to an account or accounts under CRG’s control.  CRG subsequently notified the Company that the $4.1 million was used to reimburse CRG for actual costs and expenses incurred by CRG related to the collection of the collateral of $778,000, pay the prepayment premium of $2.1 million and the backend facility fee of $1.0 million, and the remaining $189,000 was applied to the principal balance of the loan.

On July 13, 2016, a hearing was held in The District Court of Harris County, Texas with respect to the aforementioned Application for Temporary Injunction.  At the conclusion of the hearing, the Court ordered the parties to mediation and stayed any ruling on CRG’s request for injunctive relief until after a mediation has been completed.  On July 20, the parties participated in mediation but were not successful in reaching an agreement.  On July 20, the parties participated in mediation but were not successful in reaching an agreement.  On July 29, 2016, the Harris County, Texas judge recused herself from the case, citing inability to be impartial.  A new judge was appointed on July 29, 2016.

In June 2016, CRG contacted our primary distribution partner, Cardinal Health, and demanded that Cardinal Health make all future payments for Lymphoseek sales directly to CRG, rather than to Navidea.  Cardinal Health filed an interpleader in Franklin County, Ohio court, requesting that the court make a determination as to whom Cardinal Health should make such payments.  On June 28, 2016, Navidea won a TRO from the Ohio court, allowing the Company to receive 50% of the receivables due from Cardinal Health, with the remaining 50% to be placed in a court-controlled escrow account until the Texas Court has ruled.  On August 1, 2016,

Navidea successfully negotiated a revised TRO, allowing the Company to receive 75% of the receivables due from Cardinal Health, with the remaining 25% to be placed in escrow until the escrow account reaches $1 million, after which 100% of payments are to be made to Navidea.

The Company maintains that CRG’s allegations of multiple events of default under the CRG Loan Agreement are without merit and the Company believes it has defenses against these claims.  Furthermore, the Company believes that CRG’s actions constitute a material breach of the CRG Loan Agreement and therefore, the Company is no longer subject to certain provisions of the CRG Loan Agreement.  We are continuing to explore alternative financing arrangements in order to refinance the CRG debt.  We believe that our best course of action is to refinance the CRG debt and pursue claims for damages.  There can be no assurance that CRG will not prevail in exercising control over any additional banking arrangements that the Company creates, that the Company will be able to refinance the CRG debt or that the Company will be successful in its claims for damages.  In light of current circumstances, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon its ability to generate sufficient cash flow to sustain its operations on a timely basis, to obtain additional financing as may be required, and to refinance the CRG debt.  Based on CRG’s claims that the Company is in default under the terms of the CRG Loan Agreement, and in accordance with current accounting guidance, the Company has classified the balance of the CRG Term Loan as a current liability as of June 30, 2016.

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

Platinum Credit Facility

The Platinum Loan Agreement, as amended, provides us with a credit facility of up to $50 million.  During the first half of 2016, $624,000 of interest was compounded and added to the balance of the Platinum Note.  As of June 30, 2016, the outstanding principal balance of the Platinum Note was approximately $9.1 million, with $27.3 million currently available under the credit facility.  An additional $15 million is potentially available under the credit facility on terms to be negotiated.  However, based on Platinum’s recently stated intent to liquidate their funds, Navidea has substantial doubt about Platinum’s ability to fund future draw requests under the credit facility.  The inability to access credit under the Platinum Loan Agreement or other potentially available arrangements could materially adversely affect our operations and financial condition and our ability to continue as a going concern.

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

The Platinum Loan Agreement includes a covenant that results in an event of default on the Platinum Loan Agreement upon default on the CRG Loan Agreement.  As discussed above, the Company is maintaining its position that CRG’s alleged claims do not constitute events of default under the CRG Loan Agreement and believes it has defenses against such claims.  The Company has obtained a waiver from Platinum confirming that we are not in default under the Platinum Loan Agreement as a result of the alleged default on the CRG Loan Agreement and as such, we are currently in compliance with all covenants under the Platinum Loan Agreement.

Summary

Our future liquidity and capital requirements will depend on a number of factors, including the outcome of the CRG litigation, our ability to achieve market acceptance of our products, our ability to comply with the covenants of our debt agreements, our ability to complete the development and commercialization of new products, our ability to monetize our investment in non-core technologies, our ability to obtain milestone or development funds from potential development and distribution partners, regulatory actions by the FDA and international regulatory bodies, the ability to procure required financial resources, and intellectual property protection.

The Company is continuing to explore alternative financing arrangements in order to refinance the CRG debt.  We believe that our best course of action is to refinance the CRG debt and pursue claims for damages.  The Company is also working to establish additional sources of non-dilutive funding, including collaborations and grant funding that can augment the balance sheet as the

Company works to reduce spending to levels that can be increasingly offset by growing Lymphoseek revenue.  In particular, substantial progress on the Manocept platform has resulted in several promising opportunities, including the formation of Macrophage Therapeutics, Inc. in January 2015.

We plan to focus our resources for the remainder of 2016 primarily on increasing sales of Lymphoseek, development of products based on the Manocept platform, and defending our position related to CRG’s claims of default.  Although management believes that it will be able to achieve these objectives, they are subject to a number of variables beyond our control, including the outcome of the CRG litigation, the nature and timing of any partnering opportunities, the ability to modify contractual commitments made in connection with these programs, and the timing and expense associated with suspension or alteration of clinical trials, and consequently there can be no assurance that we will be able to achieve our objective of bringing our expenses in line with our revenues, and we may need to seek additional debt or equity financing if we cannot achieve that objective in a timely manner.

During 2015 and the first half of 2016, we continued making limited investment in the NAV4694 clinical trial process based on our expectation that we will be successful in ultimately securing a partnership that will provide us some level of return on this investment which is incremental to the carrying costs we are presently incurring.  However, there can be no assurance that the partnership discussions in which we are engaged will yield the level of return we are anticipating.

We will continue to evaluate our time lines, strategic needs, and balance sheet requirements.  There can be no assurance that if we attempt to raise additional capital through debt, royalty, equity or otherwise, we will be successful in doing so on terms acceptable to the Company, or at all.  Further, there can be no assurance that we will be able to gain access and/or be able to execute on securing new sources of funding, new development opportunities, successfully obtain regulatory approval for and commercialize new products, achieve significant product revenues from our products, or achieve or sustain profitability in the future.  All of the above factors raise substantial doubt about our ability to continue as a going concern.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements-Going Concern.  ASU 2014-15 defines when and how companies are required to disclose going concern uncertainties, which must be evaluated each interim and annual period.  ASU 2014-15 requires management to determine whether substantial doubt exists regarding the entity's going concern presumption.  Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued).  If substantial doubt exists, certain disclosures are required; the extent of those disclosures depends on an evaluation of management's plans (if any) to mitigate the going concern uncertainty.  ASU 2014-15 is effective prospectively for annual periods ending after December 15, 2016, and to annual and interim periods thereafter.  Early adoption is permitted.  We do not expect the adoption of ASU 2014-15 to have a material effect on our consolidated financial statements, however it may affect our disclosures.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers – Principal versus Agent Considerations (Reporting Revenue Gross versus Net).  ASU 2016-08 does not change the core principle of the guidance, rather it clarifies the implementation guidance on principal versus agent considerations.  ASU 2016-08 clarifies the guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective.  The effective date and transition requirements for ASU 2016-08 are the same as for ASU 2014-09, which was deferred by one year by ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date.  Public business entities should adopt the new revenue recognition standard for annual reporting periods beginning after December 15, 2017, including interim periods within that year.  Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year.  We are currently evaluating the potential impact that the adoption of ASU 2014-09 may have on our consolidated financial statements.

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

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers – Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 does not change the core principle of the guidance, rather it affects only certain narrow aspects of Topic 606, including assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition.  ASU 2016-12 affects the guidance in ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective.  The effective date and transition requirements for ASU 2016-12 are the same as for ASU 2014-09, which was deferred by one year by ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date.  Public business entities should adopt the new revenue recognition standard for annual reporting periods beginning after December 15, 2017, including interim periods within that year.  Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that year.  We are currently evaluating the potential impact that the adoption of ASU 2014-09 may have on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments–Credit Losses – Measurement of Credit Losses on Financial Instruments.  ASU 2016-13 requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected.  ASU 2016-13 is effective for public business entities that are SEC filers for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Early adoption is permitted in any interim or annual period for fiscal years beginning after December 15, 2018.  An entity should apply the amendments in ASU 2016-13 through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (modified-retrospective approach).  We are currently evaluating the potential impact that the adoption of ASU 2016-13 may have on our consolidated financial statements, however, we do not expect it to have a material effect.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  As of June 30, 2016, our $1.7 million in cash was primarily invested in interest-bearing money market accounts.  Due to the low interest rates being realized on these accounts, we believe that a hypothetical 10% increase or decrease in market interest rates would not have a material impact on our consolidated financial position, results of operations or cash flows.

We also have exposure to changes in interest rates on our variable-rate debt obligations.  As of June 30, 2016, the interest rate on certain of our debt obligations was the greater of: (a) the U.S. prime rate as reported in The Wall Street Journal plus 6.75%, (b) 10.0% and (c) the highest rate of interest payable pursuant to the CRG Term Loan plus 0.125% (effective interest rate as of June 30, 2016 was 14.125%).  Based on the effective rate of our variable-rate borrowings, which totaled approximately $9.1 million at June 30, 2016, an immediate one percentage point increase or decrease in the U.S. prime rate would not affect our annual interest expense.

Foreign Currency Exchange Rate Risk.  We do not currently have material foreign currency exposure related to our assets as the majority are denominated in U.S. currency and our foreign-currency based transaction exchange risk is not material.  For the six-month periods ended June 30, 2016 and 2015, we recorded foreign currency transaction gains (losses) of approximately $34,000 and $(26,000), respectively.

Equity Price Risk.  We do not use derivative instruments for hedging of market risks or for trading or speculative purposes.  Derivative instruments embedded in contracts, to the extent not already a free-standing contract, are bifurcated and accounted for separately.  All derivatives are recorded on the consolidated balance sheet at fair value in accordance with current accounting guidelines for such complex financial instruments.  The fair value of our warrant liabilities is determined using various inputs and assumptions, several of which are based on a survey of peer group companies since the warrants are exercisable for common stock of a non-public subsidiary company.  As of June 30, 2016, we had approximately $63,000 of derivative liabilities recorded on our balance sheet related to outstanding MT warrants.  Due to the relatively low valuation of the MT warrants, a hypothetical 50% change in our stock price would not have a material effect on the consolidated financial statements.

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

Under the supervision and with the participation of our management, including our Interim Chief Operating Officer, who is currently serving as principal executive, financial and accounting officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2016.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Based on our evaluation, our Interim Chief Operating Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed and are effective.

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

Changes in Control Over Financial Reporting

During the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Section 16(b) Action

On August 12, 2015, a Navidea shareholder filed an action in the United States District Court for the Southern District of New York against two funds managed by Platinum Management (NY) LLC (Platinum) alleging violations of Section 16(b) of the Securities Exchange Act of 1934, as amended, in connection with purchases and sales of the Company’s common stock by the Platinum funds, and seeking disgorgement of the short-swing profits realized by the funds (the Litigation).  The Company was named as a nominal defendant in the Litigation.

The Litigation was resolved on the terms set forth in a settlement agreement (the Settlement Agreement).  The Settlement Agreement was subject to a pending joint motion for approval.  The Court approved the settlement on Friday, July 1, 2016.  In accordance with the terms of the Settlement Agreement, the interest rate on the Platinum credit facility was reduced by 6% to 8.125% effective July 1, 2016.  In addition, Platinum assumed the obligation to pay the legal costs associated with the Litigation.

Sinotau Litigation

On August 31, 2015, Sinotau Pharmaceutical Group (Sinotau) filed a suit for damages, specific performance and injunctive relief against the Company in the United States District Court for the District of Massachusetts alleging breach of a letter of intent for licensing to Sinotau of the Company’s NAV4694 product candidate and technology.  The Company believed the suit was without merit and filed a motion to dismiss the action.  Since then, the Company has continued discussions with Sinotau in an effort to reach a mutually satisfactory agreement.  In July 2016, the Company executed a term sheet with Cerveau Technologies, Inc. (Cerveau) as a designated party for the rights resulting from the relationship between Navidea and Sinotau.  The term sheet outlines the terms of a potential agreement between the parties to sublicense NAV4694 to Cerveau in return for license fees, milestone payments and royalties.  The term sheet includes a standstill provision that halts the aforementioned litigation unless and until the parties execute a definitive agreement within 60 days.  With the exception of certain provisions, the term sheet is non-binding and is subject to the agreement of AstraZeneca, from whom the Company has licensed the NAV4694 technology.  At this time, it is not possible to determine whether the parties, including AstraZeneca, will reach a definitive agreement, and thus it is not possible to determine with any degree of certainty the ultimate outcome of this legal proceeding, including making a determination of liability.  A dismissal hearing is scheduled for September 2016.

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

On April 28, 2016, the Company received a further notice (the Third Notice) from CRG informing the Company that CRG commenced exercising its remedies, including with respect to cash collateral.  In that regard, CRG informed the Company that it had delivered notices to exercise control of the Company’s accounts pursuant to the blocked account control and pledge collateral account control agreements with CRG. On May 2, 2016, the Company successfully sought a temporary restraining order in Harris County Court, Texas, in which the court enjoined CRG from causing any further “freeze” of the Company’s accounts and required CRG to restore the accounts to the position they were in prior to CRG’s April 28, 2016 acts, pending a more complete review of the Company’s and CRG’s positions in the lawsuit.  On May 19, 2016, a hearing was held and on May 24, 2016, the court denied the Company’s request for temporary injunctive relief.

On May 31, 2016, CRG declared all of the Company’s obligations under the Loan Agreement and all other loan documents to be immediately due and payable in the amount of $56,157,240.69.  The Company disputes the amounts claimed to be due and believes that CRG does not have the right to accelerate the loan.  On June 1, 2016, CRG filed a Verified Second Amended Petition and Application for Temporary Injunction in The District Court of Harris County, Texas, seeking to restrain the Company and its subsidiary guarantors from operating or using new accounts established by the Company without having first entered into the requisite blocked account control and pledge collateral account control agreements with CRG.

On June 22, 2016, CRG transferred all remaining funds in the Company’s primary bank account pursuant to the blocked account control and pledge collateral account control agreements with CRG to an account or accounts under CRG’s control.  CRG subsequently notified the Company that the $4.1 million was used to reimburse CRG for actual costs and expenses incurred by CRG related to the collection of the collateral of $778,000, pay the prepayment premium of $2.1 million and the backend facility fee of $1.0 million, and the remaining $189,000 was applied to the principal balance of the loan.  The collection fees and prepayment premium were recorded as interest expense, the backend facility fee reduced the liability that was recorded for that purpose at inception, and the principal payment reduced the balance of the debt during the second quarter of 2016.  In addition, the remaining unamortized balance of the debt discount of $2.0 million was recorded as interest expense during the second quarter of 2016.

On July 13, 2016, a hearing was held in The District Court of Harris County, Texas with respect to the aforementioned Application for Temporary Injunction. At the conclusion of the hearing, the Court ordered the parties to mediation and stayed any ruling on CRG’s request for injunctive relief until after a mediation has been completed.  On July 20, the parties participated in mediation but were not successful in reaching an agreement.  On July 20, the parties participated in mediation but were not successful in reaching an agreement. On July 29, 2016, the Harris County, Texas judge recused herself from the case, citing inability to be impartial.  A new judge was appointed on July 29, 2016.

In June 2016, CRG contacted our primary distribution partner, Cardinal Health, and demanded that Cardinal Health make all future payments for Lymphoseek sales directly to CRG, rather than to Navidea.  Cardinal Health filed an interpleader in Franklin County, Ohio court, requesting that the court make a determination as to whom Cardinal Health should make such payments.  On June 28, 2016, Navidea won a TRO from the Ohio court, allowing the Company to receive 50% of the receivables due from Cardinal Health, with the remaining 50% to be placed in a court-controlled escrow account until the Texas Court has ruled.  On August 1, 2016, Navidea successfully negotiated a revised TRO, allowing the Company to receive 75% of the receivables due from Cardinal Health, with the remaining 25% to be placed in escrow until the escrow account reaches $1 million, after which 100% of payments are to be made to Navidea.

The Company believes that the actions of CRG are a violation of the CRG Loan Agreement and, as a result, CRG is in breach of the CRG Loan Agreement, not the Company.  The Company is continuing to explore alternative financing arrangements in order to refinance the CRG debt.  The Company believes that its best course of action is to refinance the CRG debt and pursue its claims for damages.  There can be no assurance that CRG will not prevail in exercising control over any additional banking arrangements that the Company creates, that the Company will be able to refinance the CRG debt or that the Company will be successful in its claims for damages.  In light of current circumstances, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon its ability to generate sufficient cash flow to sustain its operations on a timely basis, to obtain additional financing as may be required, and to refinance the CRG debt.

Former CEO Arbitration

On May 12, 2016 the Company received a demand for arbitration through the American Arbitration Association, Columbus, Ohio, from Ricardo J. Gonzalez, the Company’s then Chief Executive Officer, claiming that he was terminated without cause and, alternatively, that he resigned in accordance with Section 4G of his Employment Agreement pursuant to a notice received by the Company on May 9, 2016.  On May 13, 2016, the Company notified Mr. Gonzalez that his failure to undertake responsibilities assigned to him by the Board of Directors and otherwise work after being ordered to do so on multiple occasions constituted an effective resignation, and the Company accepted that resignation.  The Company rejected the resignation of Mr. Gonzalez pursuant to Section 4G of his Employment Agreement.  Also, the Company notified Mr. Gonzalez that, alternatively, his failure to return to work after the expiration of the cure period provided in his Employment Agreement constituted cause for his termination under his Employment Agreement.  Mr. Gonzalez is seeking severance and other amounts claimed to be owed to him under his employment agreement.  The Company intends to vigorously defend its position.  In addition, the Company has filed counterclaims against Mr. Gonzalez.  We are currently in the process of choosing a three-person arbitration board.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended June 30, 2016, we issued 12,151 shares of our common stock to certain members of our Board of Directors who elected to receive stock in lieu of cash compensation.  The issuance of these securities was exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

Item 6. Exhibits

10.1

Employment Agreement, dated May 9, 2016 and effective as of April 21, 2016, between Navidea Biopharmaceuticals, Inc. and Jed A. Latkin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed May 10, 2016).

10.2	Form of Director Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 10, 2016).

31.1	Certification of Interim Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Interim Chief Operating Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.

Items 1a, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVIDEA BIOPHARMACEUTICALS, INC.
(the Company)
August 11, 2016

By:	/s/ Jed A. Latkin

Jed A. Latkin
Interim Chief Operating Officer
(duly authorized officer; principal executive,
financial and accounting officer)

INDEX TO EXHIBITS

10.1

Employment Agreement, dated May 9, 2016 and effective as of April 21, 2016, between Navidea Biopharmaceuticals, Inc. and Jed A. Latkin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed May 10, 2016).

10.2	Form of Director Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 10, 2016).

31.1	Certification of Interim Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Interim Chief Operating Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.