Form 10-Q
period 2017-03-31
NAVIDEA BIOPHARMACEUTICALS, INC.
filed 2017-05-10
CIK 810509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act.) Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 161,898,338 shares of common stock, par value $.001 per share (as of the close of business on May 1, 2017).

NAVIDEA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016	3

	Consolidated Statements of Operations for the Three-Month Periods Ended March 31, 2017 and 2016 (unaudited)	4

	Consolidated Statement of Stockholders’ Equity (Deficit) for the Three-Month Period Ended March 31, 2017 (unaudited)	5

	Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2017 and 2016 (unaudited)	6

	Notes to the Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

	Forward-Looking Statements	20

	The Company	20

	Product Line Overview	21

	Outlook	25

	Discontinued Operations	25

	Results of Operations	26

	Liquidity and Capital Resources	26

	Recent Accounting Standards	29

	Critical Accounting Policies	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	31

PART II – Other Information		33

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	34

Item 5.	Other Information	34

Item 6.	Exhibits	35

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Navidea Biopharmaceuticals, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash	$13,440,618	$1,539,325
Restricted cash	—	5,001,253
Accounts and other receivables	7,185,814	203,016
Inventory, net	748	96,208
Prepaid expenses and other	1,071,815	842,220
Assets associated with discontinued operations, current	—	3,144,247
Total current assets	21,698,995	10,826,269
Property and equipment	3,217,061	3,232,372
Less accumulated depreciation and amortization	2,118,026	2,051,787
	1,099,035	1,180,585
Patents, trademarks and license agreements	480,404	146,685
Guaranteed earnout receivable	9,437,599	—
Other assets	209,554	202,882
Assets associated with discontinued operations	—	105,255
Total assets	$32,925,587	$12,461,676
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,133,752	$5,165,385
Accrued liabilities and other	1,170,315	7,857,856
Deferred revenue, current	15,037	15,037
Notes payable, current	2,103,000	51,957,913
Liabilities associated with discontinued operations, current	3,554,320	4,865,597
Total current liabilities	9,976,424	69,861,788
Notes payable	—	9,641,179
Other liabilities	583,849	624,922
Total liabilities	10,560,273	80,127,889
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock; $.001 par value; 300,000,000 shares authorized; 161,898,338 and 155,762,729 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	161,898	155,763
Additional paid-in capital	330,808,515	326,564,148
Accumulated deficit	(309,273,807)	(394,855,034)
Total Navidea stockholders' equity (deficit)	21,696,606	(68,135,123)
Noncontrolling interest	668,708	468,910
Total stockholders’ equity (deficit)	22,365,314	(67,666,213)
Total liabilities and stockholders’ equity (deficit)	$32,925,587	$12,461,676

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Tc 99m tilmanocept sales revenue	$—	$8,800
Tc 99m tilmanocept license revenue	—	254,050
Grant and other revenue	580,030	685,635
Total revenue	580,030	948,485
Cost of goods sold	—	1,489
Gross profit	580,030	946,996
Operating expenses:
Research and development	705,274	2,072,271
Selling, general and administrative	3,022,434	2,633,126
Total operating expenses	3,727,708	4,705,397
Loss from operations	(3,147,678)	(3,758,401)
Other (expense) income:
Interest income, net	24,112	757
Equity in loss of R-NAV, LLC	—	(12,239)
Change in fair value of financial instruments	140,485	1,125,359
Loss on extinguishment of debt	(1,314,102)	—
Other, net	(21,604)	(37,292)
Total other (expense) income, net	(1,171,109)	1,076,585
Loss before income taxes	(4,318,787)	(2,681,816)
Benefit from income taxes	1,454,172	—
Loss from continuing operations	(2,864,615)	(2,681,816)
Discontinued operations, net of tax effect:
Loss from discontinued operations	(255,861)	(1,004,433)
Gain on sale	88,701,501	—
Net income (loss)	85,581,025	(3,686,249)
Less loss attributable to noncontrolling interest	(202)	(241)
Net income (loss) attributable to common stockholders	$85,581,227	$(3,686,008)
Income (loss) per common share (basic):
Continuing operations	$(0.02)	$(0.02)
Discontinued operations	$0.55	$—
Attributable to common stockholders	$0.53	$(0.02)
Weighted average shares outstanding (basic)	160,376,476	155,308,094
Income (loss) per common share (diluted):
Continuing operations	$(0.02)	$(0.02)
Discontinued operations	$0.54	$—
Attributable to common stockholders	$0.52	$(0.02)
Weighted average shares outstanding (diluted)	164,871,955	155,308,094

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity (Deficit)
(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Non-controlling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity (Deficit)
Balance, January 1, 2017	—	$—	155,762,729	$155,763	$326,564,148	$(394,855,034)	$468,910	$(67,666,213)
Issued stock in payment of Board retainers	—	—	16,406	16	10,484	—	—	10,500
Issued stock in payment of employee bonuses	—	—	707,353	707	367,105	—	—	367,812
Issued stock upon exercise of warrants	—	—	5,411,850	5,412	48,707	—	—	54,119
Issued warrants in connection with Asset Sale	—	—	—	—	3,337,187	—	—	3,337,187
Issued warrants for extension of license agreement	—	—	—	—	333,719	—	—	333,719
Stock compensation expense	—	—	—	—	147,165	—	—	147,165
Net income	—	—	—	—	—	85,581,227	(202)	85,581,025
Reclassification of funds invested (see Note 8)	—	—	—	—	—	—	200,000	200,000
Balance, March 31, 2017	—	$—	161,898,338	$161,898	$330,808,515	$(309,273,807)	$668,708	$22,365,314

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$85,581,025	$(3,686,249)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	86,535	149,590
Loss on disposal and abandonment of assets	100,270	—
Amortization of debt discount and issuance costs	—	72,875
Compounded interest on long term debt	143,114	824,952
Stock compensation expense	147,165	340,502
Equity in loss of R-NAV, LLC	—	12,239
Change in fair value of financial instruments	(140,485)	(1,125,359)
Issued warrants in connection with Asset Sale	3,337,187	—
Value of stock issued to directors	10,500	20,640
Value of stock issued to employees	367,812	—
Other	65	(12,239)
Changes in operating assets and liabilities:
Accounts and other receivables	(14,821,403)	903,147
Inventory	1,470,078	(246,030)
Prepaid expenses and other assets	(65,632)	193,795
Accounts payable	(3,837,463)	1,133,840
Accrued and other liabilities	(3,719,024)	4,418
Deferred revenue	(2,315,037)	(265,758)
Net cash provided by (used in) operating activities	66,344,707	(1,679,637)
Cash flows from investing activities:
Purchases of equipment	—	(1,847)
Net cash used in investing activities	—	(1,847)
Cash flows from financing activities:
Proceeds from issuance of common stock	54,119	—
Principal payments on notes payable	(59,498,721)	—
Restricted cash held for payment against debt	5,001,188	—
Payments under capital leases	—	(693)
Net cash used in financing activities	(54,443,414)	(693)
Net increase (decrease) in cash	11,901,293	(1,682,177)
Cash, beginning of period	1,539,325	7,166,260
Cash, end of period	$13,440,618	$5,484,083

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements (unaudited)

1.
Summary of Significant Accounting Policies

a.
Basis of Presentation: The information presented as of March 31, 2017 and for the three-month periods ended March 31, 2017 and 2016 is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Navidea Biopharmaceuticals, Inc. (“Navidea”, the “Company,” or “we”) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The balances as of March 31, 2017 and the results for the interim periods are not necessarily indicative of results to be expected for the year. The consolidated financial statements should be read in conjunction with Navidea’s audited consolidated financial statements for the year ended December 31, 2016, which were included as part of our Annual Report on Form 10-K.

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

Our consolidated balance sheets and statements of operations have been reclassified, as required, for all periods presented to reflect the Business as a discontinued operation. Cash flows associated with the operation of the Business have been combined with operating, investing and financing cash flows, as appropriate, in our consolidated statements of cash flows. See Note 3.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In determining the appropriate levels, we perform a detailed analysis of the assets and liabilities whose fair value is measured on a recurring basis. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3. See Note 4.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

(1)
Cash, restricted cash, accounts and other receivables, accounts payable, and accrued liabilities: The carrying amounts approximate fair value because of the short maturity of these instruments.

(2)
Notes payable: The carrying value of our debt at March 31, 2017 and December 31, 2016 primarily consists of the face amount of the notes less unamortized discounts. At March 31, 2017 and December 31, 2016, certain notes payable were also required to be recorded at fair value. The estimated fair value of our debt was calculated using a discounted cash flow analysis as well as a Monte Carlo simulation. These valuation methods include Level 3 inputs such as the estimated current market interest rate for similar instruments with similar creditworthiness. Unrealized gains and losses on the fair value of the debt are classified in other expenses as a change in the fair value of financial instruments in the consolidated statements of operations. At March 31, 2017, the fair value of our notes payable is approximately $2.1 million, equal to the carrying value of $2.1 million. See Note 10.

(3)
Derivative liabilities: Derivative liabilities are related to certain outstanding warrants which are recorded at fair value. Derivative liabilities totaling $63,000 as of March 31, 2017 and December 31, 2016 were included in other liabilities on the consolidated balance sheets. The assumptions used to calculate fair value as of March 31, 2017 and December 31, 2016 included volatility, a risk-free rate and expected dividends. In addition, we considered non-performance risk and determined that such risk is minimal. Unrealized gains and losses on the derivatives are classified in other expenses as a change in the fair value of financial instruments in the statements of operations. See Note 4.

c.
Revenue Recognition: We currently generate revenue primarily from grants to support various product development initiatives. We generally recognize grant revenue when expenses reimbursable under the grants have been paid and payments under the grants become contractually due.

We also earn revenues related to our licensing and distribution agreements. The terms of these agreements may include payment to us of non-refundable upfront license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved, and/or royalties on product sales. We evaluate all deliverables within an arrangement to determine whether or not they provide value on a stand-alone basis. We recognize a contingent milestone payment as revenue in its entirety upon our achievement of a substantive milestone if the consideration earned from the achievement of the milestone (i) is consistent with performance required to achieve the milestone or the increase in value to the delivered item, (ii) relates solely to past performance and (iii) is reasonable relative to all of the other deliverables and payments within the arrangement. We received a non-refundable upfront cash payment of $2.0 million from SpePharm AG upon execution of the SpePharm License Agreement in March 2015. We determined that the license and other non-contingent deliverables did not have stand-alone value because the license could not be deemed to be fully delivered for its intended purpose unless we performed our other obligations, including specified development work. Accordingly, they did not meet the separation criteria, resulting in these deliverables being considered a single unit of account. As a result, revenue relating to the upfront cash payment was deferred and was being recognized on a straight-line basis over the estimated obligation period of two years. However, the remaining deferred revenue of $417,000 was recognized upon obtaining European approval of a reduced-mass vial in September 2016, several months earlier than originally anticipated.

d.
Recently Adopted Accounting Standards:   In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 178): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Methods of adoption vary according to each of the amendment provisions.  The adoption of ASU 2016-09 on January 1, 2017 did not have a material impact on the Company’s financial statements as:

●
As of December 31, 2016, $15.3 million of our U.S. net operating loss carryforwards related to stock-based compensation tax deductions in excess of book compensation expense (“APIC NOLs”), that will be credited to additional paid-in capital when such deductions reduce taxes payable as determined on a "with-and-without" basis. Accordingly, these APIC NOLs will reduce federal taxes payable if realized in future periods. As of December 31, 2016, we have also recorded a full valuation allowance against these APIC NOLs.  This resulted in a zero cumulative effect adjustment to accumulated deficit as a result of the adoption of ASU 2016-09.

●
Due to the full valuation allowance for the Company’s tax provision, these APIC NOLs have never been recorded in additional paid-in-capital. The Company does not anticipate any impact going forward as any amounts to be recorded in the consolidated statements of operations would be fully offset by the valuation allowance, nor would they result in a related classification in cash flows for operating activities.

●
The Company will continue to recognize forfeitures through estimates consistent with our past practices as opposed to when they occur.

●
The Company already classifies cash paid to taxing authorities arising from the withholding of shares from employees in cash flows from financing activities.

2.
Liquidity

Prior to the Asset Sale to Cardinal Health 414 in March 2017, all of our material assets were pledged as collateral for our borrowings under the Term Loan Agreement (the “CRG Loan Agreement”) with CRG. In addition to the security interest in our assets, the CRG Loan Agreement carried covenants that imposed significant requirements on us. An event of default would have entitled CRG to accelerate the maturity of our indebtedness, increase the interest rate from 14% to the default rate of 18% per annum, and invoke other remedies available to CRG under the loan agreement and the related security agreement. During the course of 2016, CRG alleged multiple claims of default on the CRG Loan Agreement, and filed suit in the District Court of Harris County, Texas. On June 22, 2016, CRG exercised control over one of the Company’s primary bank accounts and took possession of $4.1 million that was on deposit.

On March 3, 2017, the Company entered into a Global Settlement Agreement with MT, CRG, and Cardinal Health 414 to effectuate the terms of the settlement previously entered into by the parties on February 22, 2017. In accordance with the Global Settlement Agreement, on March 3, 2017, the Company repaid $59 million (the “Deposit Amount”) of its alleged indebtedness and other obligations outstanding under the CRG Term Loan. Concurrently with payment of the Deposit Amount, CRG released all liens and security interests granted under the CRG Loan Documents and the CRG Loan Documents were terminated and are of no further force or effect; provided, however, that, notwithstanding the foregoing, the Company and CRG agreed to continue with their proceeding pending in The District Court of Harris County, Texas to fully and finally determine the actual amount owed by the Company to CRG under the CRG Loan Documents (the “Final Payoff Amount”). The Company and CRG further agreed that the Final Payoff Amount would be no less than $47 million (the “Low Payoff Amount”) and no more than $66 million (the “High Payoff Amount”). In addition, concurrently with the payment of the Deposit Amount and closing of the Asset Sale, (i) Cardinal Health 414 posted a $7 million letter of credit in favor of CRG (at the Company’s cost and expense to be deducted from the closing proceeds due to the Company, and subject to Cardinal Health 414’s indemnification rights under the Purchase Agreement) as security for the amount by which the High Payoff Amount exceeds the Deposit Amount in the event the Company is unable to pay all or a portion of such amount, and (ii) CRG posted a $12 million letter of credit in favor of the Company as security for the amount by which the Deposit Amount exceeds the Low Payoff Amount. If, on the one hand, it is finally determined by the Texas Court that the amount the Company owes to CRG under the Loan Documents exceeds the Deposit Amount, the Company will pay such excess amount, plus the costs incurred by CRG in obtaining CRG’s letter of credit, to CRG and if, on the other hand, it is finally determined by the Texas Court that the amount the Company owes to CRG under the Loan Documents is less than the Deposit Amount, CRG will pay such difference to the Company and reimburse Cardinal Health 414 for the costs incurred by Cardinal Health 414 in obtaining its letter of credit. Any payments owing to CRG arising from a final determination that the Final Payoff Amount is in excess of $59 million shall first be paid by the Company without resort to the letter of credit posted by Cardinal Health 414, and such letter of credit shall only be a secondary resource in the event of failure of the Company to make payment to CRG. The Company will indemnify Cardinal Health 414 for any costs it incurs in payment to CRG under the settlement, and the Company and Cardinal Health 414 further agree that Cardinal Health 414 can pursue all possible remedies, including offset against earnout payments (guaranteed or otherwise) under the Purchase Agreement, warrant exercise, or any other payments owed by Cardinal Health 414, or any of its affiliates, to the Company, or any of its affiliates, if Cardinal Health 414 incurs any cost associated with payment to CRG under the settlement. The $2 million being held in escrow pursuant to court order in the Ohio case and the $3 million being held in escrow pursuant to court order in the Texas case were released to the Company following the closing of the Asset Sale.

In addition, our Loan Agreement with Platinum-Montaur Life Sciences LLC, an affiliate of Platinum Management (NY) LLC, Platinum Partners Value Arbitrage Fund L.P., Platinum Partners Liquid Opportunity Master Fund L.P., Platinum Liquid Opportunity Management (NY) LLC, and Montsant Partners LLC (collectively, “Platinum”) (the “Platinum Loan Agreement”) carries standard non-financial covenants typical for commercial loan agreements that impose significant requirements on us. Our ability to comply with these provisions may be affected by changes in our business condition or results of our operations, or other events beyond our control. The breach of any of these covenants would result in a default under the Platinum Loan Agreement, permitting Platinum to accelerate the maturity of the debt. Such actions by Platinum could adversely affect our operations, results of operations and financial condition, including causing us to curtail our product development activities.

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

Based on our projected cash burn for the next twelve months, we believe that substantial doubt about the Company’s financial position and ability to continue as a going concern has been mitigated due to the Company's efforts achieved, and planned, in reducing salaries and facilities expenses and our considerable discretion over the extent of development project expenditures that are included in the current budget. Although we could still be required to pay up to an additional $7 million to CRG depending upon the outcome of the Texas litigation, the Company’s management believes that the Company will be able to continue as a going concern for at least twelve months following the issuance of this Quarterly Report on Form 10-Q.

3.
Discontinued Operations

On March 3, 2017, the Company completed the sale to Cardinal Health 414 of its assets used, held for use, or intended to be used in operating its business of developing, manufacturing and commercializing a product used for lymphatic mapping, lymph node biopsy, and the diagnosis of metastatic spread to lymph nodes for staging of cancer, including the Company’s radioactive diagnostic agent marketed under the Lymphoseek® trademark for current approved indications by the FDA and similar indications approved by the FDA in the future, in Canada, Mexico and the United States.

In exchange for the Acquired Assets, Cardinal Health 414 (i) made a cash payment to the Company at closing of approximately $80.6 million after adjustments based on inventory being transferred and an advance of $3 million of guaranteed earnout payments as part of the CRG settlement, (ii) assumed certain liabilities of the Company associated with the Product as specified in the Purchase Agreement, and (iii) agreed to make periodic earnout payments (to consist of contingent payments and milestone payments which, if paid, will be treated as additional purchase price) to the Company based on net sales derived from the purchased Product subject, in each case, to Cardinal Health 414’s right to off-set. In no event will the sum of all earnout payments, as further described in the Purchase Agreement, exceed $230 million over a period of ten years, of which $20.1 million are guaranteed payments of $6.7 million per year for each of the three years immediately after closing of the Asset Sale. At the closing of the Asset Sale, $3 million of such earnout payments were advanced by Cardinal Health 414 to the Company, and paid to CRG as part of the Deposit Amount paid to CRG. This advance is to be applied to the third year of guaranteed payments.

We recorded a net gain on the sale of the Business of $88.7 million for the three months ended March 31, 2017, including $16.5 in guaranteed consideration, which was discounted to the present value of future cash flows. The proceeds were offset by $3.3 million in estimated fair value of warrants issued to Cardinal Health 414, $2.0 million in legal and other fees related to the sale, $800,000 in net balance sheet dispositions and write-offs, and $4.6 million in estimated taxes.

As a result of the Asset Sale, we reclassified certain assets and liabilities as assets and liabilities associated with discontinued operations. The following assets and liabilities have been segregated and included in assets associated with discontinued operations or liabilities associated with discontinued operations, as appropriate, in the consolidated balance sheets:

	March 31, 2017	December 31, 2016
Accounts and other receivables	$—	$1,598,994
Inventory, net	—	1,374,618
Prepaid expenses	—	170,635
Assets associated with discontinued operations, current	—	3,144,247
Property and equipment, net of accumulated depreciation	—	70,973
Patents and trademarks, net of accumulated amortization	—	34,282
Assets associated with discontinued operations, noncurrent	—	105,255
Total assets associated with discontinued operations	$—	$3,249,502

Accounts payable	$152,108	$1,957,938
Accrued liabilities	3,402,212	607,659
Deferred revenue	—	2,300,000
Liabilities associated with discontinued operations, current	$3,554,320	$4,865,597

In addition, we reclassified certain revenues and expenses related to the Business to discontinued operations for all periods presented, including interest expense related to the CRG and Platinum debt obligations as required by current accounting guidance. The following amounts have been segregated from continuing operations and included in discontinued operations in the consolidated statements of operations:

	Three Months Ended March 31,
	2017	2016
Revenue:
Lymphoseek sales revenue	$2,917,213	$3,773,880
Grant and other revenue	—	190
Total revenue	2,917,213	3,774,070
Cost of goods sold	364,192	533,440
Gross profit	2,553,021	3,240,630
Operating expenses:
Research and development	283,533	587,249
Selling, general and administrative	820,203	1,463,534
Total operating expenses	1,103,736	2,050,783
Income from discontinued operations	1,449,285	1,189,847
Interest expense	(1,718,506)	(2,194,280)
Loss before income taxes	(269,221)	(1,004,433)
Benefit from income taxes	13,360	—
Loss from discontinued operations	$(255,861)	$(1,004,433)

4.
Fair Value

The Company has been informed by PPVA that it is the owner of the balance of the Platinum-Montaur loan. Such balance of approximately $1.9 million was due upon closing of the Asset Sale but withheld by the Company and not paid to anyone as it is subject to competing claims of ownership by both Dr. Michael Goldberg, the Company’s President and Chief Executive Officer, and PPVA.

Platinum or Dr. Goldberg has the right to convert all or any portion of the unpaid principal or unpaid interest accrued on all draws under the Platinum credit facility, under certain circumstances. The Platinum debt instrument, including the embedded option to convert such debt into common stock, is recorded at fair value on the consolidated balance sheets and deemed to be a derivative instrument as the amount of shares to be issued upon conversion is indeterminable. The estimated fair value of the Platinum notes payable is $1.9 million and $9.6 million at March 31, 2017 and December 31, 2016, respectively.

MT issued warrants to purchase MT Common Stock with certain characteristics including a net settlement provision that require the warrants to be accounted for as a derivative liability at fair value on the consolidated balance sheets. The estimated fair value of the MT warrants is $63,000 at both March 31, 2017 and December 31, 2016, and will continue to be measured on a recurring basis. See Note 1(b)(3).

The following tables set forth, by level, financial liabilities measured at fair value on a recurring basis:

Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2017
Description	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Platinum notes payable	$—	$—	$1,926,218	$1,926,218
Liability related to MT warrants	—	—	63,000	63,000

Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2016
Description	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Platinum notes payable	$—	$—	$9,641,179	$9,641,179
Liability related to MT warrants	—	—	63,000	63,000

a.
Valuation Processes-Level 3 Measurements: The Company utilizes third-party valuation services that use complex models such as Monte Carlo simulation to estimate the value of our financial liabilities. Each reporting period, the Company provides significant unobservable inputs to the third-party valuation experts based on current internal estimates and forecasts.

The assumptions used in the Monte Carlo simulation as of March 31, 2017 and December 31, 2016 are summarized in the following table:

	March 31, 2017	December 31, 2016
Estimated volatility	110%	76%
Expected term (in years)	0.43	4.75
Debt rate	8.125%	8.125%
Beginning stock price	$0.58	$0.64

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

There were no Level 1 or Level 2 liabilities outstanding at any time during the three-month periods ended March 31, 2017 and 2016. There were no transfers in or out of our Level 1 or Level 2 liabilities during the three-month periods ended March 31, 2017 or 2016. Changes in the estimated fair value of our Level 3 liabilities relating to unrealized gains (losses) are recorded as changes in fair value of financial instruments in the consolidated statements of operations. The change in the estimated fair value of our Level 3 liabilities during the three-month periods ended March 31, 2017 and 2016 was decreases of $140,000 and $1.1 million, respectively.

5.
Stock-Based Compensation

For the three-month periods ended March 31, 2017 and 2016, our total stock-based compensation expense, which includes reversals of expense for certain forfeited or cancelled awards, was approximately $147,000 and $341,000, respectively. We have not recorded any income tax benefit related to stock-based compensation in either of the three-month periods ended March 31, 2017 and 2016.

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

A summary of the status of our stock options as of March 31, 2017, and changes during the three-month period then ended, is presented below:

	Three Months Ended March 31, 2017
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of period	3,380,615	$2.00
Granted	—	—
Exercised	—	—
Canceled and Forfeited	(108,150)	1.48
Expired	—	—
Outstanding at end of period	3,272,465	$2.01	6.2 years	$10,922
Exercisable at end of period	3,002,405	$2.04	6.1 years	$10,922

A summary of the status of our unvested restricted stock as of March 31, 2017, and changes during the three-month period then ended, is presented below:

	Three Months Ended March 31, 2017
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at beginning of period	207,000	$1.17
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at end of period	207,000	$1.17

As of March 31, 2017, there was approximately $101,000 of total unrecognized compensation expense related to unvested stock-based awards, which we expect to recognize over the remaining weighted average vesting term of 1.4 years.

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

The following table sets forth the reconciliation of the weighted average number of common shares outstanding used to compute basic and diluted earnings (loss) per share for the three-month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Weighted average shares outstanding, basic	160,376,476	155,308,094
Dilutive shares related to warrants	4,288,479	—
Unvested restricted stock	207,000	—
Weighted average shares outstanding, diluted	164,871,955	155,308,094

Diluted earnings (loss) per common share for the three-month periods ended March 31, 2017 and 2016 excludes the effects of 15.9 million and 15.1 million common share equivalents, respectively, since such inclusion would be anti-dilutive. The excluded shares consist of common shares issuable upon exercise of outstanding stock options and warrants, and upon the conversion of convertible debt and convertible preferred stock.

The Company’s unvested stock awards contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”). Therefore, the unvested stock awards are required to be included in the number of shares outstanding for both basic and diluted earnings per share calculations. However, due to our loss from continuing operations, 207,000 and 134,000 shares of unvested restricted stock for the three-month periods ended March 31, 2017 and 2016, respectively, were excluded in determining basic and diluted loss per share from continuing operations because such inclusion would be anti-dilutive.

7.
Inventory

All components of inventory are valued at the lower of cost (first-in, first-out) or net realizable value. We adjust inventory to net realizable value if the net realizable value is lower than the carrying cost of the inventory. Net realizable value is determined based on estimated sales activity and margins. We estimate a reserve for obsolete inventory based on management’s judgment of probable future commercial use, which is based on an analysis of current inventory levels, estimated future sales and production rates, and estimated shelf lives.

The components of inventory as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
	(unaudited)
Materials	$—	$94,500
Work-in-process	—	1,708
Finished goods	748	—
Reserves	—	—
Total	$748	$96,208

8.
Investment in Macrophage Therapeutics, Inc.

In March 2015, Platinum and Dr. Goldberg (collectively, the “MT Investors”) invested $300,000 and $200,000, respectively, in MT in exchange for shares of MT’s Series A Convertible Preferred Stock (“MT Preferred Stock”) and warrants to purchase common shares of MT (“MT Common Stock”). The MT Preferred Stock and warrants are convertible into, and exercisable for, MT Common Stock.

In December 2015 and May 2016, Platinum made additional investments in MT totaling $200,000. MT was not obligated to provide anything in return, although it was considered likely that the MT Board of Directors would ultimately authorize some form of compensation to Platinum. During the year ended December 31, 2016, the Company recorded the entire additional $200,000 investment as a current liability pending determination of the form of compensation.

In 2016, MT’s Board of Directors authorized modification of the original MT Preferred Stock to a convertible preferred stock with a 10% paid-in-kind (“PIK”) coupon retroactive to the time the initial investments were made. The conversion price of the MT Preferred Stock will remain at the $500 million initial market cap but a full ratchet was added to enable the adjustment of conversion price, warrant number and exercise price based on the valuation of the first institutional investment round. In addition, the MT Board of Directors authorized issuance of additional MT Preferred Stock with the same terms to Platinum as compensation for the additional $200,000 of investments made in December 2015 and May 2016. Based on the decision to issue equity for the additional $200,000 of investments made by Platinum, the liability was reclassified to additional paid-in-capital in January 2017. As of the date of filing of this Form 10-Q, final documents related to the above transactions authorized by the MT Board have not been completed.

9.
Accounts Payable, Accrued Liabilities and Other

Accounts payable at March 31, 2017 and December 31, 2016 includes an aggregate of $81,000 and $116,000, respectively, due to related parties related to director fees and MT scientific advisory board fees. At March 31, 2017, approximately $990,000 of accounts payable is being disputed by the Company related to unauthorized expenditures by a former executive and related legal fees incurred during the year ended December 31, 2016.

Accrued liabilities and other at March 31, 2017 and December 31, 2016 includes an aggregate of $362,000 and $106,000, respectively, due to related parties related to executive bonuses, director fees, deferred salary owed to Dr. Goldberg, and MT scientific advisory board fees.

10.
Notes Payable

Platinum

In July 2012, we entered into an agreement with Platinum-Montaur to provide us with a credit facility of up to $50 million. In connection with the closing of the Asset Sale to Cardinal Health 414, the Company repaid to PPCO an aggregate of approximately $7.7 million in partial satisfaction of the Company’s liabilities, obligations and indebtedness under the Platinum Loan Agreement, which, to the extent of such payment, were transferred by Platinum-Montaur to PPCO. The Company was informed by PPVA that it was the owner of the balance of the Platinum Note. Such balance of approximately $1.9 million was due upon closing of the Asset Sale but withheld by the Company and not paid to anyone as it is subject to competing claims of ownership by both Dr. Michael Goldberg, the Company’s President and Chief Executive Officer, and PPVA.

During the three-month periods ended March 31, 2017 and 2016, $143,000 and $306,000 of interest was compounded and added to the balance of the Platinum Note, respectively. As of March 31, 2017, the remaining outstanding principal balance of the Platinum Note was approximately $1.9 million.

The Platinum Note is reflected on the consolidated balance sheets at its estimated fair value, which includes the estimated fair value of the embedded conversion option of $13,000 and $153,000 at March 31, 2017 and December 31, 2016, respectively. Changes in the estimated fair value of the Platinum Note were decreases of $140,000 and $1.1 million, respectively, and were recorded as non-cash changes in fair value of the conversion option during the three-month periods ended March 31, 2017 and 2016. The estimated fair value of the Platinum Note was $1.9 million and $9.6 million as of March 31, 2017 and December 31, 2016, respectively.

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

Pursuant to a notice of default letter sent to Navidea by CRG in April 2016, the Company stopped compounding interest in the second quarter of 2016 and began recording accrued interest. As of December 31, 2016, $5.8 million of accrued interest related to the CRG Term Loan is included in accrued liabilities and other on the consolidated balance sheets. As of December 31, 2016, the outstanding principal balance of the CRG Term Loan was $51.7 million.

During the course of 2016, CRG alleged multiple claims of default on the CRG Loan Agreement, and filed suit in the District Court of Harris County, Texas. On June 22, 2016, CRG exercised control over one of the Company’s primary bank accounts and took possession of $4.1 million that was on deposit.

On March 3, 2017, the Company entered into a Global Settlement Agreement with MT, CRG, and Cardinal Health 414 to effectuate the terms of the settlement previously entered into by the parties on February 22, 2017. In accordance with the Global Settlement Agreement, on March 3, 2017, the Company repaid $59 million of its alleged indebtedness and other obligations outstanding under the CRG Term Loan. Concurrently with payment of the Deposit Amount, CRG released all liens and security interests granted under the CRG Loan Documents and the CRG Loan Documents were terminated and are of no further force or effect; provided, however, that, notwithstanding the foregoing, the Company and CRG agreed to continue with their proceeding pending in The District Court of Harris County, Texas to fully and finally determine the actual amount owed by the Company to CRG under the CRG Loan Documents. The Company and CRG further agreed that the Final Payoff Amount would be no less than $47 million and no more than $66 million. In addition, concurrently with the payment of the Deposit Amount and closing of the Asset Sale, (i) Cardinal Health 414 posted a $7 million letter of credit in favor of CRG as security for the amount by which the High Payoff Amount exceeds the Deposit Amount in the event the Company is unable to pay all or a portion of such amount, and (ii) CRG posted a $12 million letter of credit in favor of the Company as security for the amount by which the Deposit Amount exceeds the Low Payoff Amount. If, on the one hand, it is finally determined by the Texas Court that the amount the Company owes to CRG under the Loan Documents exceeds the Deposit Amount, the Company will pay such excess amount, plus the costs incurred by CRG in obtaining CRG’s letter of credit, to CRG and if, on the other hand, it is finally determined by the Texas Court that the amount the Company owes to CRG under the Loan Documents is less than the Deposit Amount, CRG will pay such difference to the Company and reimburse Cardinal Health 414 for the costs incurred by Cardinal Health 414 in obtaining its letter of credit. Any payments owing to CRG arising from a final determination that the Final Payoff Amount is in excess of $59 million shall first be paid by the Company without resort to the letter of credit posted by Cardinal Health 414, and such letter of credit shall only be a secondary resource in the event of failure of the Company to make payment to CRG. The Company will indemnify Cardinal Health 414 for any costs it incurs in payment to CRG under the settlement, and the Company and Cardinal Health 414 further agree that Cardinal Health 414 can pursue all possible remedies, including offset against earnout payments (guaranteed or otherwise) under the Purchase Agreement, warrant exercise, or any other payments owed by Cardinal Health 414, or any of its affiliates, to the Company, or any of its affiliates, if Cardinal Health 414 incurs any cost associated with payment to CRG under the settlement. The $2 million being held in escrow pursuant to court order in the Ohio case and the $3 million being held in escrow pursuant to court order in the Texas case were released to the Company following the closing of the Asset Sale.

IPFS Corporation

In December 2016, we prepaid $348,000 of insurance premiums through the issuance of a note payable to IPFS Corporation (“IPFS”) with an interest rate of 8.99%. The note is payable in eight monthly installments of $45,000, with the final payment due on July 10, 2017. As of March 31, 2017 and December 31, 2016, the remaining outstanding principal balance of the IPFS note payable is approximately $177,000 and $306,000, respectively, and is included in notes payable, current in the consolidated balance sheets.

Summary

During the three-month periods ended March 31, 2017 and 2016, we recorded interest expense of $1.7 million and $2.2 million, respectively, related to our notes payable. Of these amounts, $0 and $73,000, respectively, related to amortization of the debt discounts related to our notes payable. An additional $143,000 and $825,000 of total interest expense was compounded and added to the balance of our notes payable during the three-month periods ended March 31, 2017 and 2016, respectively.

11.
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

On March 3, 2017, the Company entered into a Global Settlement Agreement with MT, CRG, and Cardinal Health 414 to effectuate the terms of a settlement previously entered into by the parties on February 22, 2017. In accordance with the Global Settlement Agreement, on March 3, 2017, the Company repaid the $59 million Deposit Amount of its alleged indebtedness and other obligations outstanding under the CRG Term Loan. Concurrently with payment of the Deposit Amount, CRG released all liens and security interests granted under the CRG Loan Documents and the CRG Loan Documents were terminated and are of no further force or effect; provided, however, that, notwithstanding the foregoing, the Company and CRG agreed to continue with their proceeding pending in The District Court of Harris County, Texas to fully and finally determine the Final Payoff Amount. The Company and CRG further agreed that the Final Payoff Amount would be no less than $47 million and no more than $66 million. In addition, concurrently with the payment of the Deposit Amount and closing of the Asset Sale, (i) Cardinal Health 414 posted a $7 million letter of credit in favor of CRG (at the Company’s cost and expense to be deducted from the closing proceeds due to the Company, and subject to Cardinal Health 414’s indemnification rights under the Purchase Agreement) as security for the amount by which the High Payoff Amount exceeds the Deposit Amount in the event the Company is unable to pay all or a portion of such amount, and (ii) CRG posted a $12 million letter of credit in favor of the Company as security for the amount by which the Deposit Amount exceeds the Low Payoff Amount. If, on the one hand, it is finally determined by the Texas Court that the amount the Company owes to CRG under the Loan Documents exceeds the Deposit Amount, the Company will pay such excess amount, plus the costs incurred by CRG in obtaining CRG’s letter of credit, to CRG and if, on the other hand, it is finally determined by the Texas Court that the amount the Company owes to CRG under the Loan Documents is less than the Deposit Amount, CRG will pay such difference to the Company and reimburse Cardinal Health 414 for the costs incurred by Cardinal Health 414 in obtaining its letter of credit. Any payments owing to CRG arising from a final determination that the Final Payoff Amount is in excess of $59 million shall first be paid by the Company without resort to the letter of credit posted by Cardinal Health 414, and such letter of credit shall only be a secondary resource in the event of failure of the Company to make payment to CRG. The Company will indemnify Cardinal Health 414 for any costs it incurs in payment to CRG under the settlement, and the Company and Cardinal Health 414 further agree that Cardinal Health 414 can pursue all possible remedies, including offset against earnout payments (guaranteed or otherwise) under the Purchase Agreement, warrant exercise, or any other payments owed by Cardinal Health 414, or any of its affiliates, to the Company, or any of its affiliates, if Cardinal Health 414 incurs any cost associated with payment to CRG under the settlement. The $2 million being held in escrow pursuant to court order in the Ohio case and the $3 million being held in escrow pursuant to court order in the Texas case were released to the Company at closing of the Asset Sale. The Texas hearing is currently set for July 3, 2017. See Notes 2 and 10.

Former CEO Arbitration

On May 12, 2016 the Company received a demand for arbitration through the American Arbitration Association, Columbus, Ohio, from Ricardo J. Gonzalez, the Company’s then Chief Executive Officer, claiming that he was terminated without cause and, alternatively, that he resigned in accordance with Section 4G of his Employment Agreement pursuant to a notice received by the Company on May 9, 2016. On May 13, 2016, the Company notified Mr. Gonzalez that his failure to undertake responsibilities assigned to him by the Board of Directors and otherwise work after being ordered to do so on multiple occasions constituted an effective resignation, and the Company accepted that resignation. The Company rejected the resignation of Mr. Gonzalez pursuant to Section 4G of his Employment Agreement. Also, the Company notified Mr. Gonzalez that, alternatively, his failure to return to work after the expiration of the cure period provided in his Employment Agreement constituted cause for his termination under his Employment Agreement. Mr. Gonzalez is seeking severance and other amounts claimed to be owed to him under his Employment Agreement. In addition, the Company filed counterclaims against Mr. Gonzalez alleging malfeasance by Mr. Gonzalez in his role as Chief Executive Officer. Mr. Gonzalez has withdrawn his claim for additional severance pursuant to Section 4G of his Employment Agreement, and the Company has withdrawn its counterclaims. An arbitration hearing took place April 3-4, 2017 in Columbus, Ohio, and we are currently awaiting a decision.

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

In accordance with ASC Topic 450, Contingencies, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In the case of the CRG litigation, we could still be required to pay up to an additional $7 million to CRG depending upon the outcome of the Texas litigation, which would have a material negative impact on our financial position. Although the outcome of any litigation is uncertain, in our opinion, the amount of ultimate liability, if any, with respect to any of these actions other than CRG will not materially affect our financial position.

12.
Equity Instruments

During the three-month periods ended March 31, 2017 and 2016, we issued 16,406 and 16,918 shares of our common stock valued at $10,500 and $20,640 to certain members of our Board of Directors as payment in lieu of cash for their retainer fees.

Also during the three-month period ended March 31, 2017, we issued 707,353 shares of our common stock valued at $367,812 to our employees as partial payment in lieu of cash for their 2015 and 2016 bonuses.

13.
Stock Warrants

In January 2017, Dr. Michael Goldberg, the Company’s President and CEO, exercised 5,411,850 of his Series LL warrants in exchange for 5,411,850 shares of our common stock, resulting in proceeds to the Company of $54,119.

In March 2017, in connection with the Asset Sale, the Company granted to each of Cardinal Health 414 and the University of California, San Diego (“UCSD”), a five-year warrant to purchase up to 10 million shares and 1 million shares, respectively, of the Company’s common stock at an exercise price of $1.50 per share, each of which warrant is subject to anti-dilution and other customary terms and conditions (the “Series NN warrants”). The fair value of the Series NN warrants was calculated using the Black-Scholes model using our five-year historical weekly volatility of 77% and a risk-free rate equal to the five-year treasury constant maturity rate of 2%. The Series NN warrants granted to Cardinal Health 414 had an estimated fair value of $3.3 million, which was recorded as a reduction of the gain on sale in the consolidated statement of operations for the three-month period ended March 31, 2017. The Series NN warrants granted to UCSD had an estimated fair value of $334,000, which was recorded as an intangible asset related to the UCSD license in the consolidated balance sheet during the three-month period ended March 31, 2017.

At March 31, 2017, there are 16.9 million warrants outstanding to purchase Navidea's common stock. The warrants are exercisable at prices ranging from $0.01 to $3.04 per share with a weighted average exercise price of $1.19 per share. The warrants have remaining outstanding terms ranging from 1 to 18 years.

In addition, at March 31, 2017, there are 300 warrants outstanding to purchase MT Common Stock. The warrants are exercisable at $2,000 per share.

14.
Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to the uncertainty surrounding the realization of the deferred tax assets in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance at March 31, 2017 and December 31, 2016.

Current accounting standards include guidance on the accounting for uncertainty in income taxes recognized in the financial statements. Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility. As a result, no liability for uncertain tax positions was recorded as of March 31, 2017 or December 31, 2016 and we do not expect any significant changes in the next twelve months. Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense. As of March 31, 2017, tax years 2013-2016 remained subject to examination by federal and state tax authorities.

Benefit from income taxes was $1.5 million for the three-month period ended March 31, 2017, representing an effective tax rate of 33.7%, as compared to $0 for the three-month period ended March 31, 2016, representing an effective tax rate of 0%. The increase in the effective rate for the period ended March 31, 2017 compared with the same period in 2016 is primarily due to the gain on sale of our Lymphoseek product.

As of March 31, 2017, we had approximately $123.0 million of federal and $15.8 million of state net operating loss carryforwards.

15.
Segments

We report information about our operating segments using the “management approach” in accordance with current accounting standards. This information is based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance. Our reportable segments are identified based on differences in products, services and markets served. There were no inter-segment sales. We manage our business based on two primary types of drug products: (i) diagnostic substances, including Tc 99m tilmanocept and other diagnostic applications of our Manocept platform, our R-NAV joint venture (terminated on May 31, 2016), NAV4694 and NAV5001 (license terminated in April 2015), and (ii) therapeutic development programs, including therapeutic applications of our Manocept platform and all development programs undertaken by Macrophage Therapeutics, Inc.

The information in the following tables is derived directly from each reportable segment’s financial reporting.

Three Months Ended March 31, 2017	Diagnostics	Therapeutics	Corporate	Total
Tc 99m tilmanocept sales revenue:
United States	$—	$—	$—	$—
International	—	—	—	—
Tc 99m tilmanocept license revenue	—	—	—	—
Grant and other revenue	571,362	8,668	—	580,030
Total revenue	571,362	8,668	—	580,030
Cost of goods sold, excluding depreciation and amortization	—	—	—	—
Research and development expenses, excluding depreciation and amortization	413,202	292,072	—	705,274
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	2,521	2,943,123	2,945,644
Depreciation and amortization (2)	—	—	76,790	76,790
Income (loss) from operations (3)	158,160	(285,925)	(3,019,913)	(3,147,678)
Other expense	—	—	(1,171,109)	(1,171,109)
Income tax (expense) benefit	(53,254)	96,273	1,411,153	1,454,172
Net income (loss) from continuing operations	104,906	(189,652)	(2,779,869)	(2,864,615)
Loss from discontinued operations, net of tax	(255,861)	—	—	(255,861)
Gain on sale of discontinued operations, net of tax	88,701,501	—	—	88,701,501
Net income (loss)	88,550,546	(189,652)	(2,779,869)	85,581,025
Total assets, net of depreciation and amortization:
United States	9,692,007	897	23,116,511	32,809,415
International	115,279	—	893	116,172
Capital expenditures	—	—	—	—

Three Months Ended March 31, 2016	Diagnostics	Therapeutics	Corporate	Total
Tc 99m tilmanocept sales revenue:
United States	$—	$—	$—	$—
International	8,800	—	—	8,800
Tc 99m tilmanocept license revenue	254,050	—	—	254,050
Grant and other revenue	685,635	—	—	685,635
Total revenue	948,485	—	—	948,485
Cost of goods sold, excluding depreciation and amortization	1,489	—	—	1,489
Research and development expenses, excluding depreciation and amortization	1,830,471	241,800	—	2,072,271
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	(598)	2,558,758	2,558,160
Depreciation and amortization (2)	—	—	74,966	74,966
Loss from operations (3)	(883,475)	(241,202)	(2,633,724)	(3,758,401)
Other income (expense), excluding equity in loss of R-NAV, LLC (4)	—	—	1,088,824	1,088,824
Equity in loss of R-NAV, LLC	—	—	(12,239)	(12,239)
Net income (loss) from continuing operations	(883,475)	(241,202)	(1,557,139)	(2,681,816)
Loss from discontinued operations, net of tax	(1,004,433)	—	—	(1,004,433)
Net loss	(1,887,908)	(241,202)	(1,557,139)	(3,686,249)
Total assets, net of depreciation and amortization:
United States	4,273,762	16,515	7,610,817	11,901,094
International	380,982	—	1,605	382,587
Capital expenditures	—	—	1,847	1,847

(1)
General and administrative expenses, excluding depreciation and amortization, represent costs that relate to the general administration of the Company and as such are not currently allocated to our individual reportable segments.
(2)
Depreciation and amortization is reflected in selling, general and administrative expenses ($76,790 and $74,966 for the three-month periods ended March 31, 2017 and 2016).
(3)
Loss from operations does not reflect the allocation of certain selling, general and administrative expenses, excluding depreciation and amortization, to our individual reportable segments.
(4)
Amounts consist primarily of changes in fair value of financial instruments and losses on debt extinguishment, which are not currently allocated to our individual reportable segments.

16.
Supplemental Disclosure for Statements of Cash Flows

During the three-month periods ended March 31, 2017 and 2016, we paid interest aggregating $7.3 million $1.3 million, respectively. During the three-month period ended March 31, 2017, we issued 1 million Series NN warrants to UCSD with an estimated fair value of $334,000. As discussed in Note 8, the liability for the additional $200,000 of investments made by Platinum was reclassified to additional paid-in-capital in January 2017.

17.
Subsequent Events

The Company has evaluated events and transactions subsequent to March 31, 2017 and through the date these consolidated financial statements were included in this Form 10-Q and filed with the SEC.

On May 4, 2017, the Company executed a 12-month employment agreement with Jed A. Latkin effective May 4, 2017 through May 3, 2018. The employment agreement provides for an annual base salary of $325,000. In connection with his employment agreement, Mr. Latkin was granted options to purchase 1,000,000 shares of our common stock with vesting terms as follows: (i) 333,334 options with a strike price of $0.65 will vest on or after May 4, 2017, so long as the closing market price of the underlying common stock equals or exceeds $0.65; (ii) 333,333 options with a strike price of $0.75 will vest on or after December 31, 2017, so long as the closing market price of the underlying common stock equals or exceeds $1.00, and (iii) 333,333 options with a strike price of $1.00 will vest on or after December 31, 2018, so long as the closing market price of the underlying common stock equals or exceeds $1.25.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

●
general economic and business conditions, both nationally and in our markets;

●
our history of losses and uncertainty of future profitability;

●
the final outcome of the CRG litigation in Texas;

●
our ability to successfully complete research and further development of our drug candidates;

●
the timing, cost and uncertainty of obtaining regulatory approvals of our drug candidates;

●
our ability to successfully commercialize our drug candidates;

●
our expectations and estimates concerning future financial performance, financing plans and the impact of competition;

●
our ability to raise capital sufficient to fund our development and commercialization programs;

●
our ability to implement our growth strategy;

●
anticipated trends in our business;

●
advances in technologies; and

●
other risk factors set forth in this report and detailed in our most recent Annual Report on Form 10-K and other SEC filings.

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

The Company

Navidea Biopharmaceuticals, Inc. (“Navidea,” the “Company,” or “we”), a Delaware corporation (NYSE MKT: NAVB), is a biopharmaceutical company focused on the development and commercialization of precision immunodiagnostic agents and immunotherapeutics. Navidea is developing multiple precision-targeted products based on our Manocept™ platform to enhance patient care by identifying the sites and pathways of disease and enable better diagnostic accuracy, clinical decision-making and targeted treatment.

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

In exchange for the Acquired Assets, Cardinal Health 414 (i) made a cash payment to the Company at closing of approximately $80.6 million after adjustments based on inventory being transferred and an advance of $3 million of guaranteed earnout payments as part of the CRG settlement (described below in Part II, Item 1 – Legal Proceedings), (ii) assumed certain liabilities of the Company associated with the Product as specified in the Purchase Agreement, and (iii) agreed to make periodic earnout payments (to consist of contingent payments and milestone payments which, if paid, will be treated as additional purchase price) to the Company based on net sales derived from the purchased Product subject, in each case, to Cardinal Health 414’s right to off-set. In no event will the sum of all earnout payments, as further described in the Purchase Agreement, exceed $230 million over a period of ten years, of which $20.1 million are guaranteed payments for the three years immediately after closing of the Asset Sale. At the closing of the Asset Sale, $3 million of such earnout payments were advanced by Cardinal Health 414 to the Company, and paid to CRG as part of the Deposit Amount paid to CRG (described below in Part II, Item 1 – Legal Proceedings).

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

The flexible and versatile Manocept platform acts as an engine for the design of targeted imaging molecules applicable to a range of diagnostic modalities, including single photon emission computed tomography (“SPECT”), positron emission tomography (“PET”), gamma-scanning (both imaging and topical) and intra-operative and/or optical-fluorescence detection.  We have active clinical diagnostic programs in four diseases representing both major macrophage activation states.

Cardiovascular Disease (“CV”) – We have completed a nine-subject study to evaluate diagnostic imaging of emerging atherosclerosis plaque with the Tc 99m tilmanocept product dosed subcutaneously. The results of this study were recently published in early release in the Journal of Infectious Diseases in January 2017, confirming that the Tc 99m tilmanocept product can both quantitatively and qualitatively target non-calcified plaque in the aortic arch (NIH/NHLBI Grant 1 R43 HL127846-01). We have applied for follow-on NIH/NHLBI support to fund additional clinical studies. These studies are currently under development and design for both Phase 1 and Phase 2 trials.

Rheumatoid Arthritis (“RA”) – We have initiated two dose escalation studies in RA. The first study, now complete, included 18 subjects (9 with active disease and 9 controls) who were dosed subcutaneously with Tc 99m tilmanocept. In addition, based on completion of extensive preclinical dosing studies pursuant to our dialog with the FDA, we have initiated and partially completed a study dosing the Tc 99m tilmanocept product intravenously (“IV”). These studies have been supported through a Small Business Innovation Research (“SBIR”) grant (NIH/NIAMSD Grant 1 R44 AR067583-01A1).

Kaposi’s Sarcoma (“KS”) – Although we initiated and completed a study of KS in 2015, we received additional funding from the National Institutes of Health (“NIH”) in 2016 to continue studies in this disease. The new support not only continues the imaging of cutaneous elements of this disease but expands this to imaging of visceral disease via IV administration of Tc 99m tilmanocept (NIH/NCI 1 R44 CA192859-01A1). Additionally, we received funding to support the therapeutic initiative for KS employing the MT-1002 agent under current evaluation. The Company has already completed a portion of the Phase 1 SBIR portion of this award (1 R44 CA206788-01).

Colorectal Cancer ("CRC") and Synchronous Liver Metastases – During the first quarter of 2017, we initiated an imaging study in subjects with CRC and liver metastases via IV administration of Tc 99m tilmanocept. This study will enroll up to 12 subjects with dose modification. This study is supported through a SBIR grant (1 R44 CA1962783-01A1).

Based on performance in these very large imaging market opportunities the Company anticipates continued investment in these programs including initiating studies designed to obtain new approvals for the Tc 99m tilmanocept product.

The Company has completed preclinical studies employing both MT 1000-class and 2000-class therapeutic conjugates of Manocept. The highly positive results from these studies are indicative of Manocept’s specific targeting supported by its notable binding affinity to CD206 receptors. This high specificity is a foundation of the potential for this technology to be useful in treating diseases linked to the over-activation of macrophages. This includes various cancers as well as autoimmune, infectious, CV, and central nervous system (“CNS”) diseases. Our efforts in this area were further supported by the 2015 formation of MT, a majority-owned subsidiary that was formed specifically to explore therapeutic applications for the Manocept platform.

MT has been set up to pursue the drug delivery model. This model enables the Company to leverage its technology over many potential therapeutic applications and with multiple partners simultaneously without significant capital outlays. To date, the Company has developed two lead families of therapeutic products. The MT-1000 class is designed to deplete activated macrophages via apoptosis. The MT-2000 class is designed to modulate activated macrophages from a classically activated phenotype to the alternatively activated phenotype. Both families have been tested in a number of disease models in rodents.

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

Manocept Platform - Diagnostics and Therapeutics Background

Navidea’s Manocept platform is predicated on the ability to specifically target the CD206 mannose receptor expressed on activated macrophages. Activated macrophages play important roles in many disease states and are an emerging target in many diseases where diagnostic uncertainty exists. This flexible and versatile platform serves as an engine for purpose-built molecules that may significantly impact patient care by providing enhanced diagnostic accuracy, clinical decision-making, and target-specific treatment. This disease-targeted drug platform provides the capability to utilize a breadth of diagnostic modalities, including SPECT, PET, gamma-scan (both imaging and topical), intra-operative and/or optical-fluorescence detection, as well as delivery of therapeutic compounds that target macrophages, and their role in a variety of immune- and inflammation-based disorders. The FDA-approved sentinel node/lymphatic mapping agent, Tc 99m tilmanocept, is representative of the ability to successfully exploit this mechanism to develop powerful new products.

Impairment of the macrophage-driven disease mechanisms is an area of increasing and proven focus in medicine. The number of people affected by all the inflammatory diseases combined is estimated at more than 40 million in the United States and perhaps 700 million worldwide, making macrophage-mediated diseases an area of remarkable clinical importance. There are many recognized disorders having macrophage involvement, including RA, atherosclerosis/vulnerable plaque, nonalcoholic steatohepatitis (“NASH”), inflammatory bowel disease, systemic lupus erythematosus, KS, and others that span clinical areas in oncology, autoimmunity, infectious diseases, cardiology, CNS diseases, and inflammation.

Manocept Platform – Immuno-Diagnostics Clinical Data

Rheumatoid Arthritis

In conjunction with the agreed submission of an investigational new drug ("IND") amendment for IV administration of tilmanocept to the FDA, we initiated a multi-center Phase 1/2 registrational trial employing IV administration to evaluate tilmanocept for the primary diagnosis of RA and to aid in the differential diagnosis of RA from other types of inflammatory arthritis. The first subject was dosed and imaged in February 2017. This study will enroll up to 30 subjects with dose escalation (ClinicalTrials.gov Identifier:NCT02865434; Study supported by NIH/NIAMSD Grant 1 R44 AR067583-01A1).

Cardiovascular Disease

Results of our studies to date (ClinicalTrials.gov Identifier:NCT02542371) provide strong evidence of the potential of Tc 99m tilmanocept to accumulate in high risk morphology plaques, the ability to make preliminary comparisons of aortic Tc 99m tilmanocept uptake by SPECT/CT in clinically symptomatic patients vs. healthy age-matched subjects, and to evaluate the ability of Tc 99m tilmanocept to identify the same aortic atherosclerotic plaques that are identified by contrast enhanced coronary computed tomography angiography and/or PET/CT.

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

Macrophage Therapeutics Background

MT has developed processes for producing the first two therapeutic Manocept immuno-constructs, MT-1002, designed to specifically target and kill activated CD206+ macrophages by delivering doxorubicin, and MT-2002, designed to inhibit the inflammatory activity of activated CD206+ macrophages by delivering a potent anti-inflammatory agent. MT has contracted with independent facilities to produce sufficient quantities of the MT-1002 and MT-2002 agents along with the concomitant analytical standards, to provide material for planned preclinical animal studies and future clinical trials.

Manocept Platform – Immunotherapeutics In-Vitro and Pre-Clinical Data

The novel MT-1002 construct is designed to specifically deliver doxorubicin, a chemotoxin, which can kill KS tumor cells and their tumor-associated macrophages potentially altering the course of cancer. KS is a serious and potentially life threatening illness in persons infected with HIV and the third leading cause of death in this population worldwide. The prognosis for patients with KS is poor with high probabilities for mortality and greatly diminished quality of life. The funds for this Fast Track grant will be released in three parts, which together have the potential to provide up to $1.8 million in resources over 2.5 years with the goal of completing an IND submission for a Manocept construct (MT-1000 class of compounds) consisting of tilmanocept linked to doxorubicin for the treatment of KS. The first part of the grant will provide $232,000 to support analyses including in vitro and cell culture studies and will be followed by Part 2 and 3 animal testing studies. If successful, the information from these studies will be combined with other information in an IND application that will be submitted to the FDA requesting permission to begin testing the compound selected in human KS patients.

Navidea and MT continue to evaluate emerging data in other disease states to define areas of focus, development pathways and partnering options to capitalize on the Manocept platform, including ongoing studies in KS, RA and infectious diseases. The immuno-inflammatory process is remarkably complex and tightly regulated with indicators that initiate, maintain and shut down the process. Macrophages are immune cells that play a critical role in the initiation, maintenance, and resolution of inflammation. They are activated and deactivated in the inflammatory process. Because macrophages may promote dysregulation that accelerates or enhances disease progression, diagnostic and therapeutic interventions that target macrophages may open new avenues for controlling inflammatory diseases. There can be no assurance that further evaluation or development will be successful, that any Manocept platform product candidate will ultimately achieve regulatory approval, or if approved, the extent to which it will achieve market acceptance.

Navidea and MT have already reported on the peripheral infectious disease aspects of KS, including HIV and HHV8 (CROI, Boston 2016, and KS HHV8 Summit Miami 2015). As noted Navidea and MT continue this work funded by the NIH/NIAID and NCI.

Nonalcoholic fatty liver disease (“NAFLD”) is a spectrum of liver disorders and is defined by the presence of steatosis in more than 5% of hepatocytes with little or no alcohol consumption. Nonalcoholic steatohepatitis (“NASH”) is the most extreme form of NAFLD. A major characteristic of NASH involves cells undergoing lipotoxicity, releasing endogenous signals prompting the accumulation of various macrophages to assess the damage. Studies have shown that levels of endogenous molecular inflammatory signals positively correlate with inflammation, hepatocyte ballooning, and other NAFLD symptoms. Navidea and MT have developed a molecular delivery technology capable of targeting only the disease-causing macrophages by selectively binding to the CD206 receptor. Selective binding and efficient delivery of this agent mitigates the potential of affecting the neighboring cells or interfering more broadly with the normal function of the immune system.

We have completed three in vivo studies employing our MT-1002 and MT-2002 Manocept conjugates in a well-established mouse model of NAFLD/NASH and liver fibrosis. The NALFD scores, which correlate to the agents’ effectiveness, were significantly reduced, with all the activity related to inflammation and “ballooning” scores. Fibrosis decreased significantly vs. control in the later dosing arm of the study. Liver weights were not different during any phase of the study between control and agent-treated groups, nor was there any evidence of damage to the roughly 30% of the liver made up of un-activated macrophages called Kupffer cells. MT-1002 and MT-2002 both significantly reduced key disease assessment parameters in the in vivo STAMTM NASH model. We believe these agents present themselves as potential clinically effective candidates for further evaluation. We continue to use this model to further assess the activity of our agents.

Navidea and MT have already reported on the peripheral infectious disease aspects of KS, including HIV and HHV8 (CROI, Boston 2016, and KS HHV8 Summit Miami 2015). As noted Navidea and MT continue this work funded by the NIH/NIAID and NCI.

We have completed a series of predictive in vitro screening tests of the MT-1002 and MT-2002 therapeutic conjugates against the Zika and Dengue viruses, which included infectivity and viral replication inhibition effectiveness as well as dose finding studies and mechanisms of action, the latter based on conjugate structures.  We have also completed a series of predictive in vivo screening tests of the MT-1002 and MT-2002 therapeutic conjugates against Leishmaniosis, which included host cell targeting and killing effectiveness as well as dose finding studies and mechanisms of action.  The results from these evaluations were positive and have provided a basis for moving forward with in vivo testing of the selected conjugates.  We have selected a collaborator for these in vivo studies, which will take place over the next four months.  We will provide updates as information becomes available on future testing.

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

In May 2014, the Board of Directors made the decision to refocus the Company's resources to better align the funding of our pipeline programs with the expected growth in Tc 99m tilmanocept revenue. This realignment primarily involved reducing our near-term support for our neurological product candidates, including NAV4694, as we sought a development partner or partners for these programs. The Company is currently engaged in discussions related to the potential partnering or divestiture of NAV4694. We continue to have active interest from potential partners or acquirers; however, our negotiations have experienced delays due in large part to litigation brought by one of the potential partners. The Company believed the suit was without merit and filed a motion to dismiss the action. In September 2016, the court determined that there was enough evidence to proceed with the case and denied Navidea’s motion to dismiss. Navidea is currently preparing for a trial which is expected to take place within the next twelve months. At this time it is not possible to determine with any degree of certainty the ultimate outcome of this legal proceeding, including making a determination of liability.

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

	Three Months Ended March 31,
Development Program (a)	2017	2016
Lymphoseek	$241,687	$585,195
Manocept Platform	318,688	153,841
Macrophage Therapeutics	252,073	187,583
NAV4694 (b)	(553,743)	564,558
NAV5001	—	54,424

(a)
Amounts reflect projects included in discontinued operations in the consolidated statements of operations. Certain development program expenditures were offset by grant reimbursement revenues totaling $556,000 and $608,000 during the three-month periods ended March 31, 2017 and 2016, respectively.
(b)
Changes in cost estimates resulted in the reversal of certain previously accrued expenses related to the NAV4694 development program during the three-month period ended March 31, 2017.

We expect to continue the advancement of our efforts with our Manocept platform during 2017. The divestiture of NAV5001 and the suspension of active patient accrual in our NAV4694 trials have decreased our development costs over the past year, however, we continue to incur costs to maintain the trials while we complete our partnering/divestiture activities. We expect our total research and development expenses, including both out-of-pocket charges as well as internal headcount and support costs, to be lower in 2017 than in 2016. This estimate excludes charges related to our subsidiary, Macrophage Therapeutics, Inc., which are currently to be funded separately.

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

We anticipate that we will incur costs related to supporting our product, regulatory, manufacturing and commercial activities related to the potential marketing registration and sale of Tc 99m tilmanocept in the EU and other markets. We continue to evaluate existing and emerging data on the potential use of Manocept-related agents in the diagnosis and disease-staging of disorders in which macrophages are involved, such as KS, RA, vulnerable plaque/atherosclerosis, TB and other disease states, to define areas of focus, development pathways and partnering options to capitalize on the Manocept platform. We will also be evaluating potential funding and other resources required for continued development, regulatory approval and commercialization of any Manocept platform product candidates that we identify for further development, and potential options for advancing development. There can be no assurance that further evaluation or development will be successful, that any Manocept platform product candidate will ultimately achieve regulatory approval, or if approved, the extent to which it will achieve market acceptance.

Discontinued Operations

In March 2017, Navidea completed the Asset Sale to Cardinal Health 414, as discussed previously under “The Company.” In exchange for the Acquired Assets, Cardinal Health 414 (i) made a cash payment to the Company at closing of approximately $80.6 million after adjustments based on inventory being transferred and an advance of $3 million of guaranteed earnout payments as part of the CRG settlement, (ii) assumed certain liabilities of the Company associated with the Product as specified in the Purchase Agreement, and (iii) agreed to make periodic earnout payments (to consist of contingent payments and milestone payments which, if paid, will be treated as additional purchase price) to the Company based on net sales derived from the purchased Product subject, in each case, to Cardinal Health 414’s right to off-set. In no event will the sum of all earnout payments, as further described in the Purchase Agreement, exceed $230 million over a period of ten years, of which $20.1 million are guaranteed payments for the three years immediately after closing of the Asset Sale. At the closing of the Asset Sale, $3 million of such earnout payments were advanced by Cardinal Health 414 to the Company, and paid to CRG as part of the Deposit Amount paid to CRG.

We recorded a net gain on the sale of the Business of $88.7 million for the three months ended March 31, 2017, including $16.5 in guaranteed consideration, which was discounted to the present value of future cash flows. The proceeds were offset by $3.3 million in estimated fair value of warrants issued to Cardinal Health 414, $2.0 million in legal and other fees related to the sale, $800,000 in net balance sheet dispositions and write-offs, and $4.6 million in estimated taxes. Our consolidated balance sheets and statements of operations have been reclassified, as required, for all periods presented to reflect the Business as a discontinued operation. Cash flows associated with the operation of the Business have been combined with operating, investing and financing cash flows, as appropriate, in our consolidated statements of cash flows.

Results of Operations

This discussion of our Results of Operations focuses on describing results of our operations as if we had not operated the discontinued operations discussed above during the periods being disclosed. In addition, since our remaining pharmaceutical product candidates are not yet generating commercial revenue, the discussion of our revenue focuses on the grant and other revenue and our operating variances focus on our remaining product development programs and the supporting general and administrative expenses.

Three Months Ended March 31, 2017 and 2016

Tc 99m Tilmanocept License Revenue. During the first quarter of 2016, we recognized $254,000 of the $2.0 million non-refundable upfront payment received by the Company related to the Tc 99m Tilmanocept license and distribution agreement for Europe, which the Company was recognizing on a straight-line basis over two years. No license revenue was recognized during the first quarter of 2017.

Grant and Other Revenue. During the first quarter of 2017, we recognized $580,000 of grant and other revenue as compared to $686,000 in the first quarter of 2016. Grant revenue during the first quarter of 2017 was primarily related to SBIR grants from the NIH supporting Manocept and Tc 99m Tilmanocept development. Grant revenue during the first quarter of 2016 was primarily related to SBIR grants from the NIH supporting NAV4694, Tc 99m Tilmanocept and Manocept development.

Research and Development Expenses. Research and development expenses decreased $1.4 million, or 66%, to $705,000 during the first quarter of 2017 from $2.1 million during the same period in 2016. The decrease was primarily due to net decreases in drug project expenses related to (i) decreased NAV4694 development costs of $1.1 million including decreased manufacturing-related activities, clinical trial costs and licensing costs while we continued our efforts to divest the program; (ii) decreased Tc 99m Tilmanocept development costs of $178,000 including decreased regulatory costs, manufacturing-related activities and preclinical testing; and (iii) decreased NAV5001 development costs of $54,000 including decreased manufacturing-related activities and clinical trial costs; offset by (iv) increased Manocept development costs of $165,000 including increased clinical trial costs, offset by decreased pre-clinical testing; and (v) increased therapeutics development costs of $64,000 including increased manufacturing-related activities and preclinical testing, offset by decreased consulting costs. The net decrease in research and development expenses also included decreased compensation including incentive-based awards and other expenses related to net decreased headcount of $247,000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $389,000, or 15%, to $3.0 million during the first quarter of 2017 from $2.6 million during the same period in 2016. The net increase was primarily due to increased legal and professional services of $579,000, offset by decreased costs for investor relations services of $104,000 coupled with decreased general and administrative headcount of $97,000.

Other Income (Expense). Other expense, net, was $1.2 million during the first quarter of 2017 as compared to other income, net of $1.1 million during the same period in 2016. We recorded a loss on extinguishment of the CRG debt of $1.3 million during the first quarter of 2017. Also during the first quarter of 2017, we recognized interest income of $30,000 related to the guaranteed consideration due from Cardinal Health 414, which was discounted to present value at the closing date of the Asset Sale. For the first quarters of 2017 and 2016, we recorded non-cash income of $140,000 and $1.1 million, respectively, related to changes in the estimated fair value of financial instruments.

Liquidity and Capital Resources

Cash balances increased to $13.4 million at March 31, 2017 from $1.5 million at December 31, 2016. The net increase was primarily due to net cash received for the Asset Sale to Cardinal Health 414, offset by payments made on the CRG and Platinum debts coupled with cash used to fund our operations.

All of our material assets were pledged as collateral for our borrowings under the CRG Loan Agreement. In addition to the security interest in our assets, the CRG Loan Agreement carried covenants that imposed significant requirements on us. An event of default entitled CRG to accelerate the maturity of our indebtedness, increase the interest rate from 14% to the default rate of 18% per annum, and invoke other remedies available to it under the loan agreement and the related security agreement.

As previously described, on March 3, 2017, the Company entered into a Global Settlement Agreement with MT, CRG, and Cardinal Health 414 to effectuate the terms of a settlement previously entered into by the parties on February 22, 2017. In accordance with the Global Settlement Agreement, on March 3, 2017, the Company repaid $59 million of its alleged indebtedness and other obligations outstanding under the CRG Term Loan. Concurrently with payment of the Deposit Amount, CRG released all liens and security interests granted under the CRG Loan Documents and the CRG Loan Documents were terminated and are of no further force or effect; provided, however, that, notwithstanding the foregoing, the Company and CRG agreed to continue with their proceeding pending in The District Court of Harris County, Texas to fully and finally determine the Final Payoff Amount. The Texas hearing is currently set for July 3, 2017.

In addition, the Platinum Loan Agreement carries standard non-financial covenants typical for commercial loan agreements that impose significant requirements on us. Our ability to comply with these provisions may be affected by changes in our business condition or results of our operations, or other events beyond our control. The breach of any of these covenants would result in a default under the Platinum Loan Agreement, permitting Platinum to accelerate the maturity of the debt. Such actions by Platinum could materially adversely affect our operations, results of operations and financial condition, including causing us to curtail our product development activities. We are currently in compliance with all covenants under the Platinum Loan Agreement.

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

As of March 31, 2017, the outstanding principal balance of the Platinum Note was approximately $1.9 million.

Following the completion of the Asset Sale to Cardinal Health 414 and the repayment of a majority of our indebtedness, we believe that substantial doubt about the Company’s financial position and ability to continue as a going concern has been alleviated. Although we could still be required to pay up to an additional $7 million to CRG depending upon the outcome of the Texas litigation, the Company’s management believes that the Company will be able to continue as a going concern for at least twelve months following the issuance of this Quarterly Report on Form 10-Q.

Operating Activities. Cash provided by operations was $66.3 million during the first quarter of 2017 compared to $1.7 million used during the same period in 2016.

In connection with the Asset Sale, Cardinal Health 414 (i) made a cash payment to the Company at closing of approximately $80.6 million after adjustments based on inventory being transferred and an advance of $3 million of guaranteed earnout payments as part of the CRG settlement, (ii) assumed certain liabilities of the Company associated with the Product as specified in the Purchase Agreement, and (iii) agreed to make periodic earnout payments (to consist of contingent payments and milestone payments which, if paid, will be treated as additional purchase price) to the Company based on net sales derived from the purchased Product subject, in each case, to Cardinal Health 414’s right to off-set. In no event will the sum of all earnout payments, as further described in the Purchase Agreement, exceed $230 million over a period of ten years, of which $20.1 million are guaranteed payments for the three years immediately after closing of the Asset Sale. At the closing of the Asset Sale, $3 million of such earnout payments were advanced by Cardinal Health 414 to the Company, and paid to CRG as part of the Deposit Amount paid to CRG.

We recorded a net gain on the sale of the Business of $88.7 million for the three months ended March 31, 2017, including $16.5 in guaranteed consideration, which was discounted to the present value of future cash flows. The proceeds were offset by $3.3 million in estimated fair value of warrants issued to Cardinal Health 414, $2.0 million in legal and other fees related to the sale, $800,000 in net balance sheet dispositions and write-offs, and $4.6 million in estimated taxes.

Accounts and other receivables increased to $7.2 million at March 31, 2017 from $203,000 at December 31, 2016, primarily related to the current portion of the guaranteed earnout due from Cardinal, which was discounted and recorded at present value.

Inventory levels decreased to less than $1,000 at March 31, 2017 from $96,000 at December 31, 2016, primarily due to the use of materials for European manufacturing development and production. We expect inventory levels to remain minimal during the remainder of 2017 as we transition European manufacturing to our distribution partner.

Prepaid expenses and other current assets increased to $1.1 million at March 31, 2017 from $842,000 at December 31, 2016, primarily due to additional prepaid insurance and legal retainers, offset by normal amortization of prepaid insurance.

Accounts payable decreased to $3.1 million at March 31, 2017 from $5.2 million at December 31, 2016, primarily driven by net decreased payables due to legal and professional services, NAV4694, regulatory and operations vendors, offset by net increased payables due to MT vendors. Accrued liabilities and other current liabilities decreased to $1.2 million at March 31, 2017 from $7.9 million at December 31, 2016, primarily driven by decreased accruals for interest, bonuses, NAV4694, legal and professional services, and Macrophage Therapeutics costs, offset by increased accruals for Manocept development costs. Our payable and accrual balances will continue to fluctuate but will likely decrease overall as we continue to decrease our level of development activity related to NAV4694, offset by planned increases in development activity related to the Manocept platform.

Assets associated with discontinued operations decreased to $0 at March 31, 2017 from $3.2 million at December 31, 2016, and liabilities associated with discontinued operations decreased to $3.6 million at March 31, 2017 from $4.9 million at December 31, 2016. Decreases in both assets and liabilities associated with discontinued operations were primarily due to the Asset Sale to Cardinal Health 414 in March 2017.

Investing Activities. Investing activities used $0 during the first quarter of 2017 compared to $2,000 during the same period in 2016. Capital expenditures of $2,000 during the first quarter of 2016 were primarily for computer equipment. We expect our overall capital expenditures for the remainder of 2017 will be higher than for the same period in 2016 related to our planned office move.

Financing Activities. Financing activities used $54.4 million during the first quarter of 2017 compared to $1,000 during the same period in 2016. The $54.4 million used by financing activities in the first quarter of 2017 consisted primarily of principal payments on the CRG and Platinum notes payable of $59.5 million, offset by the release of restricted cash of $5.0 million and proceeds from issuance of common stock of $54,000.

Capital Royalty Group Debt

On March 3, 2017, the Company entered into a Global Settlement Agreement with MT, CRG, and Cardinal Health 414 to effectuate the terms of a settlement previously entered into by the parties on February 22, 2017. In accordance with the Global Settlement Agreement, on March 3, 2017, the Company repaid $59 million of its alleged indebtedness and other obligations outstanding under the CRG Term Loan. Concurrently with payment of the Deposit Amount, CRG released all liens and security interests granted under the CRG Loan Documents and the CRG Loan Documents were terminated and are of no further force or effect; provided, however, that, notwithstanding the foregoing, the Company and CRG agreed to continue with their proceeding pending in The District Court of Harris County, Texas to fully and finally determine the actual amount owed by the Company to CRG under the CRG Loan Documents. The Company and CRG further agreed that the Final Payoff Amount would be no less than $47 million and no more than $66 million. In addition, concurrently with the payment of the Deposit Amount and closing of the Asset Sale, (i) Cardinal Health 414 posted a $7 million letter of credit in favor of CRG (at the Company’s cost and expense, deducted from the closing proceeds paid to the Company, and subject to Cardinal Health 414’s indemnification rights under the Purchase Agreement) as security for the amount by which the High Payoff Amount exceeds the Deposit Amount in the event the Company is unable to pay all or a portion of such amount, and (ii) CRG posted a $12 million letter of credit in favor of the Company as security for the amount by which the Deposit Amount exceeds the Low Payoff Amount. If, on the one hand, it is finally determined by the Texas Court that the amount the Company owes to CRG under the Loan Documents exceeds the Deposit Amount, the Company will pay such excess amount, plus the costs incurred by CRG in obtaining CRG’s letter of credit, to CRG and if, on the other hand, it is finally determined by the Texas Court that the amount the Company owes to CRG under the Loan Documents is less than the Deposit Amount, CRG will pay such difference to the Company and reimburse Cardinal Health 414 for the costs incurred by Cardinal Health 414 in obtaining its letter of credit. Any payments owing to CRG arising from a final determination that the Final Payoff Amount is in excess of $59 million shall first be paid by the Company without resort to the letter of credit posted by Cardinal Health 414, and such letter of credit shall only be a secondary resource in the event of failure of the Company to make payment to CRG. The Company will indemnify Cardinal Health 414 for any costs it incurs in payment to CRG under the settlement, and the Company and Cardinal Health 414 further agree that Cardinal Health 414 can pursue all possible remedies, including offset against earnout payments (guaranteed or otherwise) under the Purchase Agreement, warrant exercise, or any other payments owed by Cardinal Health 414, or any of its affiliates, to the Company, or any of its affiliates, if Cardinal Health 414 incurs any cost associated with payment to CRG under the settlement. The $2 million being held in escrow pursuant to court order in the Ohio case and the $3 million being held in escrow pursuant to court order in the Texas case were released to the Company at closing of the Asset Sale. The Texas hearing is currently set for July 3, 2017.

Platinum Credit Facility

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

As of March 31, 2017, the outstanding principal balance of the Platinum Note was approximately $1.9 million.

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

Following the completion of the Asset Sale to Cardinal Health 414 and the repayment of a majority of our indebtedness, we believe that substantial doubt about the Company’s financial position and ability to continue as a going concern has been removed. The Company is also working to establish additional sources of non-dilutive funding, including collaborations and grant funding that can augment the balance sheet as the Company works to reduce spending to sustainable levels. Substantial progress on the Manocept platform has resulted in several promising opportunities.

We plan to focus our resources for the remainder of 2017 primarily on defending our position related to CRG’s claims of default and development of products based on the Manocept platform. Although management believes that it will be able to achieve these objectives, they are subject to a number of variables beyond our control, including the outcome of the remaining CRG litigation, the nature and timing of any partnering opportunities, the ability to modify contractual commitments made in connection with these programs, and the timing and expense associated with suspension or alteration of clinical trials, and consequently there can be no assurance that we will be able to achieve our objective of bringing our expenses in line with our revenues, and we may need to seek additional debt or equity financing if we cannot achieve that objective in a timely manner.

During 2016 and 2017 to date, we continued making limited investment in the NAV4694 clinical trial process based on our expectation that we will be successful in ultimately securing a partnership that will provide us some level of return on this investment which is incremental to the carrying costs we are presently incurring. However, there can be no assurance that the partnership discussions in which we are engaged will yield the level of return we are anticipating.

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

Recent Accounting Standards

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

We earn additional revenues related to our licensing and distribution agreements. The terms of these agreements may include payment to us of non-refundable upfront license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved, and/or royalties on product sales. We evaluate all deliverables within an arrangement to determine whether or not they provide value on a stand-alone basis. We recognize a contingent milestone payment as revenue in its entirety upon our achievement of a substantive milestone if the consideration earned from the achievement of the milestone (i) is consistent with performance required to achieve the milestone or the increase in value to the delivered item, (ii) relates solely to past performance and (iii) is reasonable relative to all of the other deliverables and payments within the arrangement.

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

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base these estimates and assumptions upon historical experience and existing, known circumstances. Actual results could differ from those estimates. Specifically, management may make significant estimates in the following areas:

●
Stock-Based Compensation. Stock-based payments to employees and directors, including grants of stock options and restricted stock, are recognized in the statements of operations based on their estimated fair values on the date of grant, subject to an estimated forfeiture rate. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model to value stock-based payments and the portion that is ultimately expected to vest is recognized as compensation expense over either (1) the requisite service period or (2) the estimated performance period. The determination of fair value using the Black-Scholes option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option behaviors. We estimate the expected term based on the contractual term of the awards and employees' exercise and expected post-vesting termination behavior. The restricted stock awards are valued based on the closing stock price on the date of grant and amortized ratably over the estimated life of the award.

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

●
Fair Value of Warrants. We estimate the fair value of warrants using the Black-Scholes model, which is affected by our stock price and warrant exercise price, as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility and risk-free interest rate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. As of March 31, 2017, our $13.4 million in cash was primarily invested in interest-bearing money market accounts. Due to the low interest rates being realized on these accounts, we believe that a hypothetical 10% increase or decrease in market interest rates would not have a material impact on our consolidated financial position, results of operations or cash flows.

We also have exposure to changes in interest rates on our variable-rate debt obligations. As of March 31, 2017, the interest rate on certain of our debt obligations was the greater of: (a) the U.S. prime rate as reported in The Wall Street Journal plus 6.75%, and (b) 10.0%; both of the above rates reduced by 600 basis points (effective interest rate as of March 31, 2017 was 8.125%). Based on the amount of our variable-rate borrowings at March 31, 2017, which totaled approximately $1.9 million, an immediate one percentage point increase in the U.S. prime rate would increase our annual interest expense by approximately $19,000. This estimate assumes that the amount of variable rate borrowings remains constant for an annual period and that the interest rate change occurs at the beginning of the period. Because our debt obligations are currently subject to the minimum interest rates defined in the loan agreement, a decrease in the U.S. prime rate would not affect our annual interest expense.

Foreign Currency Exchange Rate Risk. We do not currently have material foreign currency exposure related to our assets as the majority are denominated in U.S. currency and our foreign-currency based transaction exchange risk is not material. For the three-month periods ended March 31, 2017 and 2016, we recorded foreign currency transaction losses of approximately $19,000 and $35,000, respectively.

Equity Price Risk. We do not use derivative instruments for hedging of market risks or for trading or speculative purposes. Derivative instruments embedded in contracts, to the extent not already a free-standing contract, are bifurcated and accounted for separately. All derivatives are recorded on the consolidated balance sheet at fair value in accordance with current accounting guidelines for such complex financial instruments. The fair value of our warrant liabilities is determined using various inputs and assumptions, several of which are based on a survey of peer group companies since the warrants are exercisable for common stock of a non-public subsidiary company. As of March 31, 2017, we had approximately $63,000 of derivative liabilities recorded on our balance sheet related to outstanding MT warrants. Due to the relatively low valuation of the MT warrants, a hypothetical 50% change in our stock price would not have a material effect on the consolidated financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2017. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed and are effective.

Our management, including our Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, understands that our disclosure controls and procedures do not guarantee that all errors and all improper conduct will be prevented. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected. These inherent limitations include the realities that judgments and decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons, or by management override of the control. Further, the design of any system of controls is also based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations of a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2016, we identified the following material weaknesses:

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

There were no material adjustments to our current or previously filed interim consolidated financial statements during the year ended December 31, 2016 as a result of these material weaknesses. However, management believes there is a reasonable possibility that these control deficiencies, if uncorrected, could result in material misstatements in the annual or interim consolidated financial statements that would not be prevented or detected in a timely manner. Accordingly, we determined that these control deficiencies constitute material weaknesses.

Changes in Control Over Financial Reporting

Following identification of these material weaknesses, we have worked diligently to improve communication between management and the Board of Directors, including committees. We have taken steps to (i) ensure adequate communication between management, the Board of Directors, and its committees, and (ii) educate the Board of Directors, including its committees, about their role in maintaining effective oversight of the Company’s financial reporting processes. As a result, our management considers the material weaknesses to be corrected.

Except for the change noted above, during the quarter ended March 31, 2017, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 3, 2017, the Company entered into a Global Settlement Agreement with MT, CRG, and Cardinal Health 414 to effectuate the terms of a settlement previously entered into by the parties on February 22, 2017. In accordance with the Global Settlement Agreement, on March 3, 2017, the Company repaid the $59 million Deposit Amount of its alleged indebtedness and other obligations outstanding under the CRG Term Loan. Concurrently with payment of the Deposit Amount, CRG released all liens and security interests granted under the CRG Loan Documents and the CRG Loan Documents were terminated and are of no further force or effect; provided, however, that, notwithstanding the foregoing, the Company and CRG agreed to continue with their proceeding pending in The District Court of Harris County, Texas to fully and finally determine the Final Payoff Amount. The Company and CRG further agreed that the Final Payoff Amount would be no less than $47 million and no more than $66 million. In addition, concurrently with the payment of the Deposit Amount and closing of the Asset Sale, (i) Cardinal Health 414 posted a $7 million letter of credit in favor of CRG (at the Company’s cost and expense to be deducted from the closing proceeds due to the Company, and subject to Cardinal Health 414’s indemnification rights under the Purchase Agreement) as security for the amount by which the High Payoff Amount exceeds the Deposit Amount in the event the Company is unable to pay all or a portion of such amount, and (ii) CRG posted a $12 million letter of credit in favor of the Company as security for the amount by which the Deposit Amount exceeds the Low Payoff Amount. If, on the one hand, it is finally determined by the Texas Court that the amount the Company owes to CRG under the Loan Documents exceeds the Deposit Amount, the Company will pay such excess amount, plus the costs incurred by CRG in obtaining CRG’s letter of credit, to CRG and if, on the other hand, it is finally determined by the Texas Court that the amount the Company owes to CRG under the Loan Documents is less than the Deposit Amount, CRG will pay such difference to the Company and reimburse Cardinal Health 414 for the costs incurred by Cardinal Health 414 in obtaining its letter of credit. Any payments owing to CRG arising from a final determination that the Final Payoff Amount is in excess of $59 million shall first be paid by the Company without resort to the letter of credit posted by Cardinal Health 414, and such letter of credit shall only be a secondary resource in the event of failure of the Company to make payment to CRG. The Company will indemnify Cardinal Health 414 for any costs it incurs in payment to CRG under the settlement, and the Company and Cardinal Health 414 further agree that Cardinal Health 414 can pursue all possible remedies, including offset against earnout payments (guaranteed or otherwise) under the Purchase Agreement, warrant exercise, or any other payments owed by Cardinal Health 414, or any of its affiliates, to the Company, or any of its affiliates, if Cardinal Health 414 incurs any cost associated with payment to CRG under the settlement. The $2 million being held in escrow pursuant to court order in the Ohio case and the $3 million being held in escrow pursuant to court order in the Texas case were released to the Company at closing of the Asset Sale. The Texas hearing is currently set for July 3, 2017.

Former CEO Arbitration

On May 12, 2016 the Company received a demand for arbitration through the American Arbitration Association, Columbus, Ohio, from Ricardo J. Gonzalez, the Company’s then Chief Executive Officer, claiming that he was terminated without cause and, alternatively, that he resigned in accordance with Section 4G of his Employment Agreement pursuant to a notice received by the Company on May 9, 2016. On May 13, 2016, the Company notified Mr. Gonzalez that his failure to undertake responsibilities assigned to him by the Board of Directors and otherwise work after being ordered to do so on multiple occasions constituted an effective resignation, and the Company accepted that resignation. The Company rejected the resignation of Mr. Gonzalez pursuant to Section 4G of his Employment Agreement. Also, the Company notified Mr. Gonzalez that, alternatively, his failure to return to work after the expiration of the cure period provided in his Employment Agreement constituted cause for his termination under his Employment Agreement. Mr. Gonzalez is seeking severance and other amounts claimed to be owed to him under his Employment Agreement. In addition, the Company filed counterclaims against Mr. Gonzalez alleging malfeasance by Mr. Gonzalez in his role as Chief Executive Officer. Mr. Gonzalez has withdrawn his claim for additional severance pursuant to Section 4G of his Employment Agreement, and the Company has withdrawn its counterclaims. An arbitration hearing took place April 3-4, 2017 in Columbus, Ohio, and we are currently awaiting a decision.

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

Item 1A. Risk Factors

There have been no material changes to the Company's risk factors as previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (the Form 10-K), filed with the SEC on March 31, 2017.

Item 5. Other Information

On May 4, 2017, the Company appointed Jed A. Latkin as its Chief Operating Officer and Chief Financial Officer, which positions were until that date held by Mr. Latkin on an interim basis. In connection with his appointment, the Company entered into an employment agreement with Mr. Latkin. The employment agreement has a one-year term (the “Term”), renewable annually by the board of directors. During the Term, Mr. Latkin will receive an annual base salary of $325,000. Mr. Latkin shall also be entitled to an annual bonus of up to 75% of his then annual base salary, based on achievement of annual target performance goals established by the compensation committee. In the event that the market capitalization of the Company at the end of the calendar year during the Term is at least $250,000,000, then the compensation committee of the Board may at its sole discretion increase the annual bonus to an amount equal to up to 100% of his annual base salary. Pursuant to the employment agreement, Mr. Latkin has been granted options to purchase up to 1,000,000 shares of the Company’s common stock, $0.001 par value, that vest as follows: 333,334 option shares with an exercise price of $0.65 per share are exercisable so long as the closing market price of the underlying common stock equals or exceeds $0.85 per share; 333,333 option shares with an exercise price of $0.75 per share will be exercisable on or after December 31, 2017, so long as the closing market price of the underlying common stock equals or exceeds $1.00 per share; and 333,333 option shares with an exercise price of $1.00 per share will be exercisable on or after December 31, 2018, so long as the closing market price of the underlying common stock equals or exceeds $1.25 per share. Mr. Latkin is also entitled to receive his pro rate share of any spin-out subsidiary of the Company as described in his employment agreement.

If, during the Term, the Company terminates Mr. Latkin’s employment Without Cause or if he terminates his employment for Good Reason (each as defined in the employment agreement), Mr. Latkin shall be paid as severance his continued base salary, as in effect at termination, payable through the Severance Period (as defined in the Employment Agreement) plus an additional two (2) months’ base salary for every completed year of his service. In addition, all stock options granted pursuant to his employment agreement shall vest immediately and remain exercisable through the Severance Period. In lieu of the forgoing severance, if there is a Change of Control (as defined in the employment agreement) during the Term and within six months thereafter Mr. Latkin’s employment is terminated either by the Company without Cause (as defined in the employment agreement), by the expiration of the Term, or by Mr. Latkin for Good Reason, Mr. Latkin shall be paid as severance (i) his continued base salary, as in effect at termination, payable through the Severance Period, (ii) a bonus equal to one year of his then current annual base salary plus an additional two (2) months’ base salary for every completed year of his service, (iii) his unpaid bonus, if any, for the year he was terminated, prorated to the date of termination, and (iv) the stock options granted pursuant to his employment agreement shall immediately vest.

The Employment Agreement also contains customary non-competition and non-solicitation covenants that bind Mr. Latkin during the Term and for a period of one year thereafter.

Item 6. Exhibits

10.1
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

10.2
License-Back Agreement, dated March 3, 2017, between Navidea Biopharmaceuticals, Inc. and Cardinal Health 414, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 8, 2017).

10.3	Warrant, dated March 3, 2017, issued to Cardinal Health 414, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 8, 2017).

10.4
Warrant, dated March 3, 2017, issued to The Regents of the University of California (San Diego) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 8, 2017).

10.5
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

10.6	Employment Agreement dated May 4, 2017, by and between Navidea Biopharmaceuticals, Inc. and Jed A. Latkin.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

32.2	Certification of Chief Operating Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*
Filed herewith.
**
Furnished herewith.

Items 2, 3 and 4 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVIDEA BIOPHARMACEUTICALS, INC.
(the Company)
May 10, 2017

By:	/s/ Jed A. Latkin

Jed A. Latkin
Chief Operating Officer and Chief Financial Officer
(authorized officer; financial and accounting officer)

INDEX TO EXHIBITS

10.1
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

10.2
License-Back Agreement, dated March 3, 2017, between Navidea Biopharmaceuticals, Inc. and Cardinal Health 414, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 8, 2017).

10.3	Warrant, dated March 3, 2017, issued to Cardinal Health 414, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 8, 2017).

10.4
Warrant, dated March 3, 2017, issued to The Regents of the University of California (San Diego) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 8, 2017).

10.5
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

10.6	Employment Agreement dated May 4, 2017, by and between Navidea Biopharmaceuticals, Inc. and Jed A. Latkin.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

32.2	Certification of Chief Operating Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*
Filed herewith.
**
Furnished herewith.