Form 10-Q
period 2017-06-30
NAVIDEA BIOPHARMACEUTICALS, INC.
filed 2017-08-09
CIK 810509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                 to

Commission File Number: 001-35076

NAVIDEA BIOPHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	31-1080091
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4995 Bradenton Avenue, Suite 240, Dublin, Ohio	43017-3552
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 162,206,646 shares of common stock, par value $.001 per share (as of the close of business on August 1, 2017).

NAVIDEA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016	3

	Consolidated Statements of Operations for the Three-Month and Six-Month Periods Ended June 30, 2017 and 2016 (unaudited)	4

	Consolidated Statements of Comprehensive Loss for the Three-Month and Six-Month Periods Ended June 30, 2017 and 2016 (unaudited)	5

	Consolidated Statement of Stockholders’ Equity (Deficit) for the Six-Month Period Ended June 30, 2017 (unaudited)	6

	Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2017 and 2016 (unaudited)	7

	Notes to the Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

	Forward-Looking Statements	25

	The Company	25

	Product Line Overview	26

	Outlook	30

	Discontinued Operations	31

	Results of Operations	31

	Liquidity and Capital Resources	32

	Recent Accounting Standards	35

	Critical Accounting Policies	36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II – Other Information

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	40

Item 6.	Exhibits	41

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash	$5,634,102	$1,539,325
Restricted cash	—	5,001,253
Available-for-sale securities	1,998,972	—
Accounts and other receivables	8,377,608	203,016
Inventory, net	—	96,208
Prepaid expenses and other	803,384	842,220
Assets associated with discontinued operations, current	—	3,144,247
Total current assets	16,814,066	10,826,269
Property and equipment	1,689,095	3,232,372
Less accumulated depreciation and amortization	1,356,130	2,051,787
Property and equipment, net	332,965	1,180,585
Patents, trademarks and license agreements	480,404	146,685
Less accumulated amortization	7,416	—
Patents, trademarks and license agreements, net	472,988	146,685
Guaranteed earnout receivable	8,066,868	—
Other assets	215,328	202,882
Assets associated with discontinued operations	—	105,255
Total assets	$25,902,215	$12,461,676
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,604,927	$5,165,385
Accrued liabilities and other	4,011,165	7,872,893
Notes payable, current	1,997,640	51,957,913
Terminated lease liability, current	226,096	—
Liabilities associated with discontinued operations, current	55,059	4,865,597
Total current liabilities	7,894,887	69,861,788
Notes payable	—	9,641,179
Terminated lease liability	588,909	—
Other liabilities	77,008	624,922
Total liabilities	8,560,804	80,127,889
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock; $.001 par value; 300,000,000 shares authorized; 162,206,646 and 155,762,729 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	162,207	155,763
Additional paid-in capital	330,972,862	326,564,148
Accumulated deficit	(314,461,371)	(394,855,034)
Accumulated other comprehensive loss	(1,028)	—
Total Navidea stockholders' equity (deficit)	16,672,670	(68,135,123)
Noncontrolling interest	668,741	468,910
Total stockholders’ equity (deficit)	17,341,411	(67,666,213)
Total liabilities and stockholders’ equity (deficit)	$25,902,215	$12,461,676

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Tc 99m tilmanocept sales revenue	$—	$4,399	$—	$13,199
Tc 99m tilmanocept license revenue	100,000	245,950	100,000	500,000
Grant and other revenue	511,599	916,811	1,091,629	1,602,446
Total revenue	611,599	1,167,160	1,191,629	2,115,645
Cost of goods sold	—	807	—	2,296
Gross profit	611,599	1,166,353	1,191,629	2,113,349
Operating expenses:
Research and development	1,185,874	2,019,211	1,891,148	4,091,482
Selling, general and administrative	4,249,584	1,387,817	7,272,018	4,020,943
Total operating expenses	5,435,458	3,407,028	9,163,166	8,112,425
Loss from operations	(4,823,859)	(2,240,675)	(7,971,537)	(5,999,076)
Other income (expense):
Interest income (expense), net	44,649	(2,992)	68,761	(2,235)
Equity in loss of R-NAV, LLC	—	(2,920)	—	(15,159)
Loss on disposal of investment in R-NAV, LLC	—	(39,732)	—	(39,732)
Change in fair value of financial instruments	12,872	1,469,928	153,357	2,595,287
Loss on extinguishment of debt	—	—	(1,314,102)	—
Other, net	(16,673)	(126)	(38,277)	(37,418)
Total other income (expense), net	40,848	1,424,158	(1,130,261)	2,500,743
Loss before income taxes	(4,783,011)	(816,517)	(9,101,798)	(3,498,333)
Benefit from income taxes	1,631,234	—	3,085,406	—
Loss from continuing operations	(3,151,777)	(816,517)	(6,016,392)	(3,498,333)
Discontinued operations, net of tax effect:
Loss from discontinued operations	(82,376)	(5,864,790)	(338,237)	(6,869,223)
Gain (loss) on sale	(1,953,378)	—	86,748,123	—
Net income (loss)	(5,187,531)	(6,681,307)	80,393,494	(10,367,556)
Less income (loss) attributable to noncontrolling interest	33	(116)	(169)	(357)
Net income (loss) attributable to common stockholders	$(5,187,564)	$(6,681,191)	$80,393,663	$(10,367,199)
Income (loss) per common share (basic):
Continuing operations	$(0.02)	$(0.01)	$(0.04)	$(0.03)
Discontinued operations	$(0.01)	$(0.03)	$0.54	$(0.04)
Attributable to common stockholders	$(0.03)	$(0.04)	$0.50	$(0.07)
Weighted average shares outstanding (basic)	161,910,792	155,382,368	161,147,873	155,345,231
Income (loss) per common share (diluted):
Continuing operations	$(0.02)	$(0.01)	$(0.04)	$(0.03)
Discontinued operations	$(0.01)	$(0.03)	$0.52	$(0.04)
Attributable to common stockholders	$(0.03)	$(0.04)	$0.49	$(0.07)
Weighted average shares outstanding (diluted)	161,910,792	155,382,368	165,631,000	155,345,231

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(5,187,531)	$(6,681,307)	$80,393,494	$(10,367,556)
Unrealized loss on available-for-sale securities	(1,028)	—	(1,028)	—
Comprehensive income (loss)	$(5,188,559)	$(6,681,307)	$80,392,466	$(10,367,556)

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity (Deficit)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non-controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Loss	Interest	Equity (Deficit)
Balance, December 31, 2016	155,762,729	$155,763	$326,564,148	$(394,855,034)	$—	$468,910	$(67,666,213)
Issued stock in payment of Board retainers	16,406	17	10,483	—	—	—	10,500
Issued stock in payment of employee bonuses	710,353	710	368,632	—	—	—	369,342
Issued stock upon exercise of warrants	5,411,850	5,412	48,707	—	—	—	54,119
Issued warrants in connection with Asset Sale	—	—	3,337,187	—	—	—	3,337,187
Issued warrants for extension of license agreement	—	—	333,719	—	—	—	333,719
Issued stock to 401(k) plan	105,308	105	53,602	—	—	—	53,707
Issued restricted stock	200,000	200	—	—	—	—	200
Stock compensation expense	—	—	256,384	—	—	—	256,384
Comprehensive income (loss)
Net income	—	—	—	80,393,663		(169)	80,393,494
Unrealized loss on available-for-sale securities	—	—	—	—	(1,028)	—	(1,028)
Total comprehensive income	—	—	—	—	—	—	80,392,466
Reclassification of funds invested (see Note 8)	—	—	—	—	—	200,000	200,000
Balance, June 30, 2017	162,206,646	$162,207	$330,972,862	$(314,461,371)	$(1,028)	$668,741	$17,341,411

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$80,393,494	$(10,367,556)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	161,751	267,368
Loss (gain) on disposal and abandonment of assets	806,710	(13,861)
Amortization of debt discount and issuance costs	—	77,964
Debt discount and issuance costs written off	—	1,955,541
Prepayment premium and debt collection fees related to long term debt	—	2,923,271
Compounded interest on long term debt	182,680	1,176,931
Stock compensation expense	256,384	261,302
Loss on disposal of investment in R-NAV, LLC	—	39,732
Change in fair value of financial instruments	(153,357)	(2,595,287)
Issued warrants in connection with Asset Sale	3,337,187	—
Value of stock issued to directors	10,500	34,820
Value of stock issued to employees	369,342	—
Value of stock issued to 401(k) plan for employer matching contributions	53,707	—
Other	65	—
Changes in operating assets and liabilities:
Accounts and other receivables	(14,642,466)	181,810
Inventory	1,470,826	(116,914)
Prepaid expenses and other assets	197,025	119,592
Accounts payable	(5,502,541)	3,367,112
Accrued and other liabilities	(3,948,055)	1,860,726
Deferred revenue	(2,315,037)	(529,244)
Net cash provided by (used in) operating activities	60,678,215	(1,356,693)
Cash flows from investing activities:
Purchases of available-for-sale securities	(2,000,000)	—
Purchases of equipment	(8,170)	(1,847)
Proceeds from sales of equipment	—	45,000
Payments on disposal of investment in R-NAV, LLC	—	(110,000)
Proceeds from disposal of investment in R-NAV, LLC	—	27,623
Net cash used in investing activities	(2,008,170)	(39,224)
Cash flows from financing activities:
Proceeds from issuance of common stock	54,319	140
Payment of debt-related costs	—	(3,923,271)
Principal payments on notes payable	(59,630,775)	(189,163)
Release of restricted cash held for payment against debt	5,001,188	(500,997)
Payments under capital leases	—	(1,411)
Net cash used in financing activities	(54,575,268)	(4,614,702)
Net increase (decrease) in cash	4,094,777	(6,010,619)
Cash, beginning of period	1,539,325	7,166,260
Cash, end of period	$5,634,102	$1,155,641

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies

a.

Basis of Presentation: The information presented as of June 30, 2017 and for the three-month and six-month periods ended June 30, 2017 and 2016 is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Navidea Biopharmaceuticals, Inc. (“Navidea”, the “Company,” or “we”) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The balances as of June 30, 2017 and the results for the interim periods are not necessarily indicative of results to be expected for the year. The consolidated financial statements should be read in conjunction with Navidea’s audited consolidated financial statements for the year ended December 31, 2016, which were included as part of our Annual Report on Form 10-K.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

(1)	Cash, restricted cash, available-for-sale securities, accounts and other receivables, and accounts payable: The carrying amounts approximate fair value because of the short maturity of these instruments.

(2)	Notes payable: At June 30, 2017 and December 31, 2016, the conversion option of certain notes payable was required to be recorded at fair value. The estimated fair value of the conversion option was calculated using a Monte Carlo simulation. This valuation method includes Level 3 inputs such as the estimated current market interest rate for similar instruments with similar creditworthiness. Unrealized gains and losses on the fair value of the conversion option are classified in other expenses as a change in the fair value of financial instruments in the consolidated statements of operations. At June 30, 2017, the fair value of the conversion option is approximately zero. See Note 10.

(3)

Derivative liabilities: Derivative liabilities are related to certain outstanding warrants which are recorded at fair value. Derivative liabilities totaling $63,000 as of June 30, 2017 and December 31, 2016 were included in other liabilities on the consolidated balance sheets. The assumptions used to calculate fair value as of June 30, 2017 and December 31, 2016 included volatility, a risk-free rate and expected dividends. In addition, we considered non-performance risk and determined that such risk is minimal. Unrealized gains and losses on the derivatives are classified in other expenses as a change in the fair value of financial instruments in the statements of operations. See Note 4.

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

e.

Recent Accounting Standards: In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business. ASU 2017-01 provides a screen to determine when a set of assets and activities (collectively, a “set”) is not a business. The screen requires that when substantially all of the fair market value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, ASU 2017-01 (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output, and (2) removes the evaluation of whether a market participant could replace missing elements. ASU 2017-01 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those periods. ASU 2017-01 should be applied prospectively on or after the effective date. No disclosures are required at transition. Early adoption is permitted for certain transactions as described in ASU 2017-01. Management is currently evaluating the impact that the adoption of ASU 2017-01 will have on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless all of the following criteria are met: (1) The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. Disclosure requirements remain unchanged. ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted as described in ASU 2017-09. Management is currently evaluating the impact that the adoption of ASU 2017-09 will have on our consolidated financial statements.

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

Based on our current working capital and our projected cash burn, including the potential for the Company to pay up to an additional $7 million to CRG depending upon the outcome of the Texas litigation, management believes that the Company will be able to continue as a going concern for at least twelve months following the issuance of this Quarterly Report on Form 10-Q. Our projected cash burn also factors in certain cost cutting initiatives that have been implemented and approved by the board of directors, including reductions in the workforce and a reduction in facilities expenses. Additionally, we have considerable discretion over the extent of development project expenditures and have the ability to curtail the related cash flows as needed. We believe all of these factors are sufficient to alleviate substantial doubt about the Company’s ability to continue as a going concern.

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

We recorded a net gain on the sale of the Business of $86.7 million for the six months ended June 30, 2017, including $16.5 in guaranteed consideration, which was discounted to the present value of future cash flows. The proceeds were offset by $3.3 million in estimated fair value of warrants issued to Cardinal Health 414, $2.0 million in legal and other fees related to the sale, $800,000 in net balance sheet dispositions and write-offs, and $6.5 million in estimated taxes.

As a result of the Asset Sale, we reclassified certain assets and liabilities as assets and liabilities associated with discontinued operations. The following assets and liabilities have been segregated and included in assets associated with discontinued operations or liabilities associated with discontinued operations, as appropriate, in the consolidated balance sheets:

	June 30, 2017	December 31, 2016
Accounts and other receivables	$—	$1,598,994
Inventory, net	—	1,374,618
Prepaid expenses	—	170,635
Assets associated with discontinued operations, current	—	3,144,247
Property and equipment, net of accumulated depreciation	—	70,973
Patents and trademarks, net of accumulated amortization	—	34,282
Assets associated with discontinued operations, noncurrent	—	105,255
Total assets associated with discontinued operations	$—	$3,249,502

Accounts payable	$21,255	$1,957,938
Accrued liabilities	33,804	607,659
Deferred revenue	—	2,300,000
Liabilities associated with discontinued operations, current	$55,059	$4,865,597

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Lymphoseek sales revenue	$9,663	$4,227,320	$2,926,876	$8,001,200
Grant and other revenue	—	—	—	190
Total revenue	9,663	4,227,320	2,926,876	8,001,390
Cost of goods sold	24,216	559,933	388,408	1,093,373
Gross profit	(14,553)	3,667,387	2,538,468	6,908,017
Operating expenses:
Research and development	75,196	506,370	358,729	1,093,619
Selling, general and administrative	—	1,500,324	820,203	2,963,858
Total operating expenses	75,196	2,006,694	1,178,932	4,057,477
Income (loss) from discontinued operations	(89,749)	1,660,693	1,359,536	2,850,540
Interest expense	—	(7,525,483)	(1,718,506)	(9,719,763)
Loss before income taxes	(89,749)	(5,864,790)	(358,970)	(6,869,223)
Benefit from income taxes	7,373	—	20,733	—
Loss from discontinued operations	$(82,376)	$(5,864,790)	$(338,237)	$(6,869,223)

4.	Fair Value

The Company has been informed by PPVA that it is the owner of the balance of the Platinum-Montaur loan. Such balance of approximately $1.9 million was due upon closing of the Asset Sale but withheld by the Company and not paid to anyone as it is subject to competing claims of ownership by both Dr. Michael Goldberg, the Company’s President and Chief Executive Officer, and PPVA.

Platinum or Dr. Goldberg has the right to convert all or any portion of the unpaid principal or unpaid interest accrued on all draws under the Platinum credit facility, under certain circumstances. The Platinum embedded option to convert such debt into common stock is recorded at fair value on the consolidated balance sheets and deemed to be a derivative instrument as the amount of shares to be issued upon conversion is indeterminable. The estimated fair value of the conversion option of the Platinum notes payable is $0 and $153,000 at June 30, 2017 and December 31, 2016, respectively.

MT issued warrants to purchase MT Common Stock with certain characteristics including a net settlement provision that require the warrants to be accounted for as a derivative liability at fair value on the consolidated balance sheets. The estimated fair value of the MT warrants is $63,000 at both June 30, 2017 and December 31, 2016, and will continue to be measured on a recurring basis. See Note 1(b)(3).

The following tables set forth, by level, financial liabilities measured at fair value on a recurring basis:

Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2017
Description	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Platinum conversion option	$—	$—	$—	$—
Liability related to MT warrants	—	—	63,000	63,000

Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2016
Description	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Platinum conversion option	$—	$—	$153,000	$153,000
Liability related to MT warrants	—	—	63,000	63,000

a.

Valuation Processes-Level 3 Measurements: The Company utilizes third-party valuation services that use complex models such as Monte Carlo simulation to estimate the value of our financial liabilities. Each reporting period, the Company provides significant unobservable inputs to the third-party valuation experts based on current internal estimates and forecasts.

The assumptions used in the Monte Carlo simulation as of June 30, 2017 and December 31, 2016 are summarized in the following table:

	June 30, 2017	December 31, 2016
Estimated volatility	72%	76%
Expected term (in years)	0.18	4.75
Debt rate	8.125%	8.125%
Beginning stock price	$0.51	$0.64

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

There were no Level 1 or Level 2 liabilities outstanding at any time during the three-month and six-month periods ended June 30, 2017 and 2016. There were no transfers in or out of our Level 1 or Level 2 liabilities during the three-month and six-month periods ended June 30, 2017 or 2016. Changes in the estimated fair value of our Level 3 liabilities relating to unrealized gains (losses) are recorded as changes in fair value of financial instruments in the consolidated statements of operations. The change in the estimated fair value of our Level 3 liabilities during the three-month periods ended June 30, 2017 and 2016 was decreases of $13,000 and $1.5 million, respectively. The change in the estimated fair value of our Level 3 liabilities during the six-month periods ended June 30, 2017 and 2016 was decreases of $153,000 and $2.6 million, respectively.

5.	Stock-Based Compensation

For the three-month periods ended June 30, 2017 and 2016, our total stock-based compensation expense, which includes reversals of expense for certain forfeited or cancelled awards, was approximately $109,000 and $(79,000), respectively. For the six-month periods ended June 30, 2017 and 2016, our total stock-based compensation expense, which includes reversals of expense for certain forfeited or cancelled awards, was approximately $256,000 and $261,000, respectively. We have not recorded any income tax benefit related to stock-based compensation in any of the three-month or six-month periods ended June 30, 2017 and 2016.

A summary of the status of our stock options as of June 30, 2017, and changes during the six-month period then ended, is presented below:

	Six Months Ended June 30, 2017
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at beginning of period	3,380,615	$2.00
Granted	1,390,000	0.75
Exercised	—	—
Canceled and Forfeited	(528,198)	1.59
Expired	—	—
Outstanding at end of period	4,242,417	$1.64	6.9	$7,400
Exercisable at end of period	2,748,183	$2.08	5.4	$7,400

A summary of the status of our unvested restricted stock as of June 30, 2017, and changes during the six-month period then ended, is presented below:

	Six Months Ended June 30, 2017
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at beginning of period	207,000	$1.17
Granted	200,000	0.51
Vested	(207,000)	1.17
Forfeited	—	—
Unvested at end of period	200,000	$0.51

As of June 30, 2017, there was approximately $221,000 of total unrecognized compensation expense related to unvested stock-based awards, which we expect to recognize over the remaining weighted average vesting term of 1.2 years.

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

The following table sets forth the reconciliation of the weighted average number of common shares outstanding used to compute basic and diluted earnings (loss) per share for the three-month and six-month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average shares outstanding, basic	161,910,792	155,382,368	161,147,873	155,345,231
Dilutive shares related to warrants	—	—	4,283,127	—
Unvested restricted stock	—	—	200,000	—
Weighted average shares outstanding, diluted	161,910,792	155,382,368	165,631,000	155,345,231

Diluted earnings (loss) per common share for the six-month periods ended June 30, 2017 and 2016 excludes the effects of 15.7 million and 14.7 million common share equivalents, respectively, since such inclusion would be anti-dilutive. The excluded shares consist of common shares issuable upon exercise of outstanding stock options and warrants, and upon the conversion of convertible debt and convertible preferred stock.

The Company’s unvested stock awards contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”). Therefore, the unvested stock awards are required to be included in the number of shares outstanding for both basic and diluted earnings per share calculations. However, due to our loss from continuing operations, 200,000 and 257,000 shares of unvested restricted stock for the six-month periods ended June 30, 2017 and 2016, respectively, were excluded in determining basic and diluted loss per share from continuing operations because such inclusion would be anti-dilutive.

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

The components of inventory as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
	(unaudited)
Materials	$—	$94,500
Work-in-process	—	1,708
Finished goods	748	—
Reserves	(748)	—
Total	$—	$96,208

8.	Investment in Macrophage Therapeutics, Inc.

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

9.	Accounts Payable, Accrued Liabilities and Other

Accounts payable at June 30, 2017 and December 31, 2016 includes an aggregate of $1,000 and $116,000, respectively, due to related parties related to director fees and MT scientific advisory board fees. At June 30, 2017, approximately $210,000 of accounts payable is being disputed by the Company related to unauthorized expenditures by a former executive and related legal fees incurred during the year ended December 31, 2016.

Accrued liabilities and other at June 30, 2017 includes $64,000 due to related parties for director fees. Accrued liabilities and other at December 31, 2016 includes an aggregate of $106,000 due to related parties for executive bonuses, director fees, deferred salary owed to Dr. Goldberg, and MT scientific advisory board fees.

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

During the six-month periods ended June 30, 2017 and 2016, $183,000 and $624,000 of interest was compounded and added to the balance of the Platinum Note, respectively. As of June 30, 2017, the remaining outstanding principal balance of the Platinum Note was approximately $2.0 million.

The Platinum Note is reflected on the consolidated balance sheets at its unpaid principal and interest balance of $1,952,912 and $9,487,822 at June 30, 2017 and December 31, 2016, respectively. Additionally, the estimated fair value of the embedded conversion option of approximately $0 and $153,000 at June 30, 2017 and December 31, 2016, respectively, is included in notes payable on the consolidated balance sheets. Changes in the estimated fair value of the Platinum conversion option were decreases of $13,000 and $1.5 million, respectively, and were recorded as non-cash changes in fair value of the conversion option during the three-month periods ended June 30, 2017 and 2016. Changes in the estimated fair value of the Platinum conversion option were decreases of $153,000 and $2.6 million, respectively, and were recorded as non-cash changes in fair value of the conversion option during the six-month periods ended June 30, 2017 and 2016.

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

IPFS Corporation

In December 2016, we prepaid $348,000 of insurance premiums through the issuance of a note payable to IPFS Corporation (“IPFS”) with an interest rate of 8.99%. The note is payable in eight monthly installments of $45,000, with the final payment due on July 10, 2017. As of June 30, 2017 and December 31, 2016, the remaining outstanding principal balance of the IPFS note payable is approximately $45,000 and $306,000, respectively, and is included in notes payable, current in the consolidated balance sheets.

Summary

During the three-month periods ended June 30, 2017 and 2016, we recorded interest expense of $43,000 and $7.5 million, respectively, related to our notes payable. Of these amounts, $0 and $5,000, respectively, related to amortization of the debt discounts related to our notes payable. An additional $40,000 and $352,000 of total interest expense was compounded and added to the balance of our notes payable during the three-month periods ended June 30, 2017 and 2016, respectively. During the six-month periods ended June 30, 2017 and 2016, we recorded interest expense of $1.8 million and $9.7 million, respectively, related to our notes payable. Of these amounts, $0 and $78,000, respectively, related to amortization of the debt discounts related to our notes payable. An additional $183,000 and $1.2 million of total interest expense was compounded and added to the balance of our notes payable during the three-month periods ended June 30, 2017 and 2016, respectively. The collection fees of $778,000, prepayment premium of $2.1 million, and the remaining unamortized balance of the CRG debt discount of $2.0 million were also recorded as interest expense during the three-month period ended June 30, 2016.

11.	Terminated Lease Liability

Effective June 1, 2017, Navidea relocated its Dublin, Ohio headquarters from 5600 Blazer Parkway (“Blazer”) to a smaller space at 4995 Bradenton Avenue. The Company concurrently executed a sublease arrangement (“Sublease”) for the Blazer space because there is no early termination provision in the Blazer lease. The Blazer lease and the Sublease end simultaneously in October 2022.

In accordance with current accounting guidance, the Company recorded a total liability of $944,000, which is equal to the fair value of the remaining payments due under the Blazer Lease, net of the fair value of the payments to be received by the Company under the Sublease, including a finder’s fee. The Company also recorded a loss on contract termination of $394,000 and a loss on disposal of assets, primarily leasehold improvements and furniture and fixtures, related to the Blazer space of $706,000. Both losses are included in selling, general and administrative expenses for the three-month and six-month periods ended June 30, 2017.

A summary of the changes in our terminated lease liability during the six-month period ended June 30, 2017 is presented below:

Terminated Lease Liability
Total liability, June 1, 2017 (date of sublease)	$943,675
Payment of finder’s fee	(81,378)
Payments under Blazer lease	(47,292)
Total liability, June 30, 2017	$815,005

12.	Commitments and Contingencies

We are subject to legal proceedings and claims that arise in the ordinary course of business.

Sinotau Litigation – NAV4694

On August 31, 2015, Hainan Sinotau Pharmaceutical Co., Ltd. (“Sinotau”) filed a suit for damages, specific performance, and injunctive relief against the Company in the United States District Court for the District of Massachusetts alleging breach of a letter of intent for licensing to Sinotau of the Company’s NAV4694 product candidate and technology. In September 2016, the Court denied the Company’s motion to dismiss. The Company filed its answer to the complaint and on July 20, 2017, the parties filed a joint motion to stay the case for 60 days pending settlement discussion. At this time, it is not possible to determine with any degree of certainty the ultimate outcome of this legal proceeding, including making a determination of liability.  The Company intends to vigorously defend the case.

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

On March 3, 2017, the Company entered into a Global Settlement Agreement with MT, CRG, and Cardinal Health 414 to effectuate the terms of a settlement previously entered into by the parties on February 22, 2017. In accordance with the Global Settlement Agreement, on March 3, 2017, the Company repaid the $59 million Deposit Amount of its alleged indebtedness and other obligations outstanding under the CRG Term Loan. Concurrently with payment of the Deposit Amount, CRG released all liens and security interests granted under the CRG Loan Documents and the CRG Loan Documents were terminated and are of no further force or effect; provided, however, that, notwithstanding the foregoing, the Company and CRG agreed to continue with their proceeding pending in The District Court of Harris County, Texas to fully and finally determine the Final Payoff Amount. The Company and CRG further agreed that the Final Payoff Amount would be no less than $47 million and no more than $66 million. In addition, CRG agreed that Navidea had the right to assert all affirmative defenses to its claim of default.  In the underlying case the district court had entered summary judgment in favor of CRG finding unspecified events of default but refusing to consider affirmative defenses raised by Navidea as not before the Court.  Subsequent to the settlement CRG moved again for entry of judgment in its favor; Navidea objected that the Settlement Agreement specifically allowed it to raise affirmative defenses and the district court agreed with Navidea setting the case for trial in December 2017.  CRG has once again indicated it intends to move for summary judgment, a motion Navidea intends to vigorously dispute.

Concurrently with the payment of the Deposit Amount and closing of the Asset Sale, (i) Cardinal Health 414 posted a $7 million letter of credit in favor of CRG (at the Company’s cost and expense to be deducted from the closing proceeds due to the Company, and subject to Cardinal Health 414’s indemnification rights under the Purchase Agreement) as security for the amount by which the High Payoff Amount exceeds the Deposit Amount in the event the Company is unable to pay all or a portion of such amount, and (ii) CRG posted a $12 million letter of credit in favor of the Company as security for the amount by which the Deposit Amount exceeds the Low Payoff Amount. If, on the one hand, it is finally determined by the Texas Court that the amount the Company owes to CRG under the Loan Documents exceeds the Deposit Amount, the Company will pay such excess amount, plus the costs incurred by CRG in obtaining CRG’s letter of credit, to CRG and if, on the other hand, it is finally determined by the Texas Court that the amount the Company owes to CRG under the Loan Documents is less than the Deposit Amount, CRG will pay such difference to the Company and reimburse Cardinal Health 414 for the costs incurred by Cardinal Health 414 in obtaining its letter of credit. Any payments owing to CRG arising from a final determination that the Final Payoff Amount is in excess of $59 million shall first be paid by the Company without resort to the letter of credit posted by Cardinal Health 414, and such letter of credit shall only be a secondary resource in the event of failure of the Company to make payment to CRG. The Company will indemnify Cardinal Health 414 for any costs it incurs in payment to CRG under the settlement, and the Company and Cardinal Health 414 further agree that Cardinal Health 414 can pursue all possible remedies, including offset against earnout payments (guaranteed or otherwise) under the Purchase Agreement, warrant exercise, or any other payments owed by Cardinal Health 414, or any of its affiliates, to the Company, or any of its affiliates, if Cardinal Health 414 incurs any cost associated with payment to CRG under the settlement. The $2 million being held in escrow pursuant to court order in the Ohio case and the $3 million being held in escrow pursuant to court order in the Texas case were released to the Company at closing of the Asset Sale. The Texas hearing is currently set for early December 2017. See Notes 2 and 10.

Former CEO Arbitration

On May 12, 2016 the Company received a demand for arbitration through the American Arbitration Association, Columbus, Ohio, from Ricardo J. Gonzalez, the Company’s then Chief Executive Officer, claiming that he was terminated without cause and, alternatively, that he resigned in accordance with Section 4G of his Employment Agreement pursuant to a notice received by the Company on May 9, 2016. On May 13, 2016, the Company notified Mr. Gonzalez that his failure to undertake responsibilities assigned to him by the Board of Directors and otherwise work after being ordered to do so on multiple occasions constituted an effective resignation, and the Company accepted that resignation. The Company rejected the resignation of Mr. Gonzalez pursuant to Section 4G of his Employment Agreement. Also, the Company notified Mr. Gonzalez that, alternatively, his failure to return to work after the expiration of the cure period provided in his Employment Agreement constituted cause for his termination under his Employment Agreement. Mr. Gonzalez was seeking severance and other amounts claimed to be owed to him under his Employment Agreement. In response, the Company filed counterclaims against Mr. Gonzalez alleging malfeasance by Mr. Gonzalez in his role as Chief Executive Officer. Mr. Gonzalez had withdrawn his claim for additional severance pursuant to Section 4G of his Employment Agreement, and the Company had withdrawn its counterclaims. On May 12, 2017, the Company received a ruling in favor of Mr. Gonzalez finding that he was terminated by the Company without cause on April 7, 2016. Mr. Gonzalez was awarded salary, bonus, and benefits in the aggregate amount of $481,039 plus interest, attorneys’ fees, and other costs. The arbitration award is final and binding on the parties. The Company paid an aggregate of $617,880 to Mr. Gonzalez on May 16, 2017.

FTI Consulting, Inc. Litigation

On October 11, 2016, FTI Consulting, Inc. (“FTI”) commenced an action against the Company in the Supreme Court of the State of New York, County of New York, seeking damages in excess of $782,600 comprised of: (i) $730,264 for investigative and consulting services FTI alleges to have provided to the Company pursuant to an Engagement Agreement, and (ii) in excess of $52,337 for purported interest due on unpaid invoices, plus attorneys’ fees, costs and expenses.  On November 14, 2016, the Company filed an Answer and Counterclaim denying the allegations of the Complaint and seeking damages on its Counterclaim, in an amount to be determined at trial, for intentional overbilling by FTI. On February 7, 2017, a preliminary conference was held by the Court at which time a scheduling order governing discovery was issued. On June 26, 2017, the Company and FTI entered into a settlement agreement. According to FTI, as of June 2017, FTI was owed $862,164.90 including interest charges and legal fees. Under the terms of the settlement agreement, the Company paid an aggregate of $435,000 to FTI on June 30, 2017.

Sinotau Litigation – Tc 99m Tilmanocept

On February 1, 2017, Navidea filed suit against Sinotau in the U.S. District Court for the Southern District of Ohio. The Company's complaint included claims seeking a declaration of the rights and obligations of the parties to an agreement regarding rights for the Tc 99m tilmanocept product in China and other claims. The complaint sought a temporary restraining order ("TRO") and preliminary injunction to prevent Sinotau from interfering with the Company’s Asset Sale to Cardinal Health 414. On February 3, 2017, the Court granted the TRO and extended it until March 6, 2017. The Asset Sale closed on March 3, 2017. On March 6, the Court dissolved the TRO as moot. The Ohio case remains open because all issues raised in the complaint have not been resolved but the parties submitted a stipulation to stay the case for 60 days pending settlement discussions, which was entered by the Court on July 21, 2017.

Sinotau also filed a suit against the Company and Cardinal Health 414 in the U.S. District Court for the District of Delaware on February 2, 2017. On July 12, 2017, the District of Delaware case was transferred to the Southern District of Ohio. On July 27, 2017 the Ohio Court determined that both cases in the Southern District of Ohio are related and the case was stayed for 60 days pending settlement discussions.

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

13.	Equity Instruments

During the six-month periods ended June 30, 2017 and 2016, we issued 16,406 and 29,069 shares of our common stock valued at approximately $10,500 and $34,820 to certain members of our Board of Directors as payment in lieu of cash for their retainer fees.

Also during the six-month period ended June 30, 2017, we issued 710,353 shares of our common stock valued at $369,342 to our employees as partial payment in lieu of cash for their 2015 and 2016 bonuses.

14.	Stock Warrants

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

At June 30, 2017, there are 16.9 million warrants outstanding to purchase Navidea's common stock. The warrants are exercisable at prices ranging from $0.01 to $3.04 per share with a weighted average exercise price of $1.19 per share. The warrants have remaining outstanding terms ranging from 1 to 18 years.

In addition, at June 30, 2017, there are 300 warrants outstanding to purchase MT Common Stock. The warrants are exercisable at $2,000 per share.

15.	Income Taxes

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

Current accounting standards include guidance on the accounting for uncertainty in income taxes recognized in the financial statements. Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility. As a result, no liability for uncertain tax positions was recorded as of June 30, 2017 or December 31, 2016 and we do not expect any significant changes in the next twelve months. Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense. As of June 30, 2017, tax years 2013-2016 remained subject to examination by federal and state tax authorities.

Benefit from income taxes was $1.6 million for the three-month period ended June 30, 2017, representing an effective tax rate of 34.0%, as compared to $0 for the three-month period ended June 30, 2016, representing an effective tax rate of 0%. The increase in the effective rate for the period ended June 30, 2017 compared with the same period in 2016 is primarily due to the gain on sale of our Lymphoseek product.

As of June 30, 2017, we had approximately $128.8 million of federal and $16.3 million of state net operating loss carryforwards.

16.	Segments

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

The information in the following tables is derived directly from each reportable segment’s financial reporting.

Three Months Ended June 30, 2017	Diagnostics	Therapeutics	Corporate	Total
Tc 99m tilmanocept sales revenue:
United States	$—	$—	$—	$—
International	—	—	—	—
Tc 99m tilmanocept license revenue	100,000	—	—	100,000
Grant and other revenue	418,375	93,224	—	511,599
Total revenue	518,375	93,224	—	611,599
Cost of goods sold, excluding depreciation and amortization	—	—	—	—
Research and development expenses, excluding depreciation and amortization	1,108,101	77,773	—	1,185,874
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	3,462	4,175,583	4,179,045
Depreciation and amortization (2)	—	—	70,539	70,539
Income (loss) from operations (3)	(589,726)	11,989	(4,246,122)	(4,823,859)
Other income	—	—	40,848	40,848
Income tax benefit (expense)	201,125	(4,089)	1,434,198	1,631,234
Net income (loss) from continuing operations	(388,601)	7,900	(2,771,076)	(3,151,777)
Loss from discontinued operations, net of tax	(82,376)	—	—	(82,376)
Loss on sale of discontinued operations, net of tax	(1,953,378)	—	—	(1,953,378)
Net income (loss)	(2,424,355)	7,900	(2,771,076)	(5,187,531)
Total assets, net of depreciation and amortization:
United States	16,373,919	16,002	9,411,189	25,801,110
International	98,806	—	2,299	101,105
Capital expenditures	—	—	8,170	8,170

Three Months Ended June 30, 2016	Diagnostics	Therapeutics	Corporate	Total
Tc 99m tilmanocept sales revenue:
United States	$—	$—	$—	$—
International	4,399	—	—	4,399
Tc 99m tilmanocept license revenue	245,950	—	—	245,950
Grant and other revenue	865,359	51,452	—	916,811
Total revenue	1,115,708	51,452	—	1,167,160
Cost of goods sold, excluding depreciation and amortization	807	—	—	807
Research and development expenses, excluding depreciation and amortization	1,907,885	111,326	—	2,019,211
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	4,430	1,289,203	1,293,633
Depreciation and amortization (2)	—	—	94,184	94,184
Loss from operations (3)	(792,984)	(64,304)	(1,383,387)	(2,240,675)
Other income, excluding equity in loss of R-NAV, LLC (4)	—	—	1,427,078	1,427,078
Equity in loss of R-NAV, LLC	—	—	(2,920)	(2,920)
Net income (loss) from continuing operations	(792,984)	(64,304)	40,771	(816,517)
Loss from discontinued operations, net of tax	(5,864,790)	—	—	(5,864,790)
Net income (loss)	(6,657,774)	(64,304)	40,771	(6,681,307)
Total assets, net of depreciation and amortization:
United States	4,774,933	36,841	3,548,425	8,360,199
International	321,359	—	591	321,950
Capital expenditures	—	—	1,847	1,847

Six Months Ended June 30, 2017	Diagnostics	Therapeutics	Corporate	Total
Tc 99m tilmanocept sales revenue:
United States	$—	$—	$—	$—
International	—	—	—	—
Tc 99m tilmanocept license revenue	100,000	—	—	100,000
Grant and other revenue	989,737	101,892	—	1,091,629
Total revenue	1,089,737	101,892	—	1,191,629
Cost of goods sold, excluding depreciation and amortization	—	—	—	—
Research and development expenses, excluding depreciation and amortization	1,521,303	369,845	—	1,891,148
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	5,983	7,118,706	7,124,689
Depreciation and amortization (2)	—	—	147,329	147,329
Loss from operations (3)	(431,566)	(273,936)	(7,266,035)	(7,971,537)
Other expense	—	—	(1,130,261)	(1,130,261)
Income tax benefit	146,296	92,861	2,846,249	3,085,406
Net loss from continuing operations	(285,270)	(181,075)	(5,550,047)	(6,016,392)
Loss from discontinued operations, net of tax	(338,237)	—	—	(338,237)
Gain on sale of discontinued operations, net of tax	86,748,123	—	—	86,748,123
Net income (loss)	86,124,616	(181,075)	(5,550,047)	80,393,494
Total assets, net of depreciation and amortization:
United States	16,373,919	16,002	9,411,189	25,801,110
International	98,806	—	2,299	101,105
Capital expenditures	—	—	8,170	8,170

Six Months Ended June 30, 2016	Diagnostics	Therapeutics	Corporate	Total
Tc 99m tilmanocept sales revenue:
United States	$—	$—	$—	$—
International	13,199	—	—	13,199
Tc 99m tilmanocept license revenue	500,000	—	—	500,000
Grant and other revenue	1,550,994	51,452	—	1,602,446
Total revenue	2,064,193	51,452	—	2,115,645
Cost of goods sold, excluding depreciation and amortization	2,296	—	—	2,296
Research and development expenses, excluding depreciation and amortization	3,738,356	353,126	—	4,091,482
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	3,832	3,847,961	3,851,793
Depreciation and amortization (2)	—	—	169,150	169,150
Loss from operations (3)	(1,676,459)	(305,506)	(4,017,111)	(5,999,076)
Other income, excluding equity in loss of R-NAV, LLC (4)	—	—	2,515,902	2,515,902
Equity in loss of R-NAV, LLC	—	—	(15,159)	(15,159)
Net loss from continuing operations	(1,676,459)	(305,506)	(1,516,368)	(3,498,333)
Loss from discontinued operations, net of tax	(6,869,223)	—	—	(6,869,223)
Net loss	(8,545,682)	(305,506)	(1,516,368)	(10,367,556)
Total assets, net of depreciation and amortization:
United States	4,774,933	36,841	3,548,425	8,360,199
International	321,359	—	591	321,950
Capital expenditures	—	—	1,847	1,847

(1)

General and administrative expenses, excluding depreciation and amortization, represent costs that relate to the general administration of the Company and as such are not currently allocated to our individual reportable segments.

(2)

Depreciation and amortization is reflected in selling, general and administrative expenses ($70,539 and $94,184 for the three-month periods ended June 30, 2017 and 2016 and $147,329 and $169,150 for the six-month periods ended June 30, 2017 and 2016, respectively).

(3)	Income (loss) from operations does not reflect the allocation of certain selling, general and administrative expenses, excluding depreciation and amortization, to our individual reportable segments.
(4)	Amounts consist primarily of changes in fair value of financial instruments and losses on debt extinguishment, which are not currently allocated to our individual reportable segments.

17.	Supplemental Disclosure for Statements of Cash Flows

During the six-month periods ended June 30, 2017 and 2016, we paid interest aggregating $7.4 million $4.2 million, respectively. Interest paid during the six-month period ended June 30, 2016 includes collection fees of $778,000 and a prepayment premium of $2.1 million, both of which were withdrawn by CRG from a bank account under their control. During the six-month period ended June 30, 2017, we issued 1 million Series NN warrants to UCSD with an estimated fair value of $334,000. As discussed in Note 8, the liability for the additional $200,000 of investments made by Platinum was reclassified to additional paid-in-capital in January 2017. During the six month-period ended June 30, 2017, we issued 105,308 shares of our common stock as a matching contribution to our 401(k) Plan which were valued at $53,707.

18.	Subsequent Events

The Company has evaluated events and transactions subsequent to June 30, 2017 and through the date these consolidated financial statements were included in this Form 10-Q and filed with the SEC.

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

The European Commission (“EC”) granted marketing authorization for Tc 99m tilmanocept in the EU in November 2014. We have completed manufacturing validation activities on a finished drug product contract manufacturing facility to support the Company’s supply chain, primarily in Europe. This facility will produce a reduced-mass vial for which we received approval from the European Medicines Agency (“EMA”) in September 2016. Following the January 2017 transfer of the Tc 99m tilmanocept Marketing Authorization to our partner, SpePharm AG (an affiliate of Norgine BV), we transferred responsibility for manufacturing the reduced-mass vial for the EU market to SpePharm. During the second quarter of 2017, SpePharm launched Tc 99m tilmanocept in select EU markets, providing a number of early adopters with sample doses to provide exposure to the product. We expect EU sales to commence during the third quarter of 2017.

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

The flexible and versatile Manocept platform acts as an engine for the design of targeted imaging molecules applicable to a range of diagnostic modalities, including single photon emission computed tomography (“SPECT”), positron emission tomography (“PET”), gamma-scanning (both imaging and topical) and intra-operative and/or optical-fluorescence detection; active clinical diagnostic programs in four diseases representing both major macrophage activation states are ongoing.

Cardiovascular Disease (“CV”) – A nine-subject study to evaluate diagnostic imaging of emerging atherosclerosis plaque with the Tc 99m tilmanocept product dosed subcutaneously was completed (ClinicalTrials.gov NCT02542371). The results of this study were recently published in early release in the Journal of Infectious Diseases in January 2017 (published in the circulated version, J Infect Dis (2017) 215 (8): 1264-1269), confirming that the Tc 99m tilmanocept product can both quantitatively and qualitatively target non-calcified plaque in the aortic arch (NIH/NHLBI Grant 1 R43 HL127846-01). We have applied for follow-on NIH/NHLBI support to fund additional clinical studies. These studies are currently under development and design for both Phase 1 and Phase 2 trials.

Rheumatoid Arthritis (“RA”) – Two dose escalation studies in RA have been initiated. The first study, now complete (ClinicalTrials.gov NCT02683421), included 18 subjects (9 with active disease and 9 healthy subjects) dosed subcutaneously with 50 and 200 µg/2mCi Tc 99m tilmanocept. In addition, based on completion of extensive preclinical dosing studies pursuant to our dialog with the FDA, we have initiated and nearly completed a study involving intravenous (“IV”) dosing of Tc 99m tilmanocept (ClinicalTrials.gov NCT02865434). These studies have been supported through a Small Business Innovation Research (“SBIR”) grant (NIH/NIAMSD Grant 1 R44 AR067583-01A1).

Kaposi’s Sarcoma (“KS”) – Although we initiated and completed a study of KS in 2015 (ClinicalTrials.gov NCT022201420), we received additional funding from the National Institutes of Health (“NIH”) in 2016 to continue studies in this disease. The new support not only continues the imaging of cutaneous elements of this disease but expands this to imaging of visceral disease via IV administration of Tc 99m tilmanocept (NIH/NCI 1 R44 CA192859-01A1; ClinicalTrials.gov NCT03157167). Additionally, we received funding to support the therapeutic initiative for KS employing a select form of the MT-1002 agent under current evaluation. The Company has already completed a portion of the Phase 1 SBIR portion of this award (1 R44 CA206788-01).

Colorectal Cancer (“CRC”) and Synchronous Liver Metastases – During the first quarter of 2017, we initiated an imaging study in subjects with CRC and liver metastases via IV administration of Tc 99m tilmanocept. This study will enroll up to 12 subjects with dose modification. This study is supported through a SBIR grant (1 R44 CA1962783-01A1; ClinicalTrials.gov NCT03029988).

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

MT has been set up to pursue the therapeutic drug delivery model. This model enables the Company to leverage its technology over many potential disease applications and with multiple partners simultaneously without significant capital outlays. To date, the Company has developed two lead families of therapeutic products. The MT-1000 class is designed to deplete activated macrophages via apoptosis. The MT-2000 class is designed to modulate activated macrophages from a classically activated phenotype to the alternatively activated phenotype. Both families have been tested in a number of disease models in rodents.

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

Manocept Platform – Immuno-Diagnostics Clinical Data

Rheumatoid Arthritis

In conjunction with the agreed submission of an investigational new drug (“IND”) amendment for IV administration of tilmanocept to the FDA, we initiated a multi-center Phase 1/2 registrational trial employing IV administration to evaluate tilmanocept for the primary diagnosis of RA and to aid in the differential diagnosis of RA from other types of inflammatory arthritis. The first subject was dosed and imaged in February 2017. This study will enroll up to 30 subjects with dose escalation (ClinicalTrials.gov NCT02865434; Study supported by NIH/NIAMSD Grant 1 R44 AR067583-01A1).

Cardiovascular Disease

Results of our studies to date (ClinicalTrials.gov NCT02542371) provide strong evidence of the potential of Tc 99m tilmanocept to accumulate in high risk morphology plaques, the ability to make preliminary comparisons of aortic Tc 99m tilmanocept uptake by SPECT/CT in clinically symptomatic patients vs. healthy age-matched subjects, and to evaluate the ability of Tc 99m tilmanocept to identify the same aortic atherosclerotic plaques that are identified by contrast enhanced coronary computed tomography angiography and/or PET/CT.

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

Manocept Platform – Immunotherapeutics In-Vitro and Pre-Clinical Data

The novel MT-1002 construct is designed to specifically deliver doxorubicin, a chemotoxin, which can kill KS tumor cells and their tumor-associated macrophages potentially altering the course of cancer. KS is a serious and potentially life threatening illness in persons infected with HIV and the third leading cause of death in this population worldwide. The prognosis for patients with KS is poor with high probabilities for mortality and greatly diminished quality of life. The funds for this Fast Track grant will be released in three parts, which together have the potential to provide up to $1.8 million in resources over 2.5 years with the goal of completing an IND submission for a Manocept construct (MT-1000 class of compounds) consisting of tilmanocept linked to doxorubicin for the treatment of KS. The first part of the grant provided $232,000 to support analyses including in vitro and cell culture studies now complete and will be followed by Part 2 and 3 animal testing studies. The information from these studies will be combined with other information in an IND application that will be submitted to the FDA requesting permission to begin testing the compound selected in human KS patients.

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

We have completed four in vivo studies employing our MT-1002 and MT-2002 Manocept conjugates in a well-established mouse model of NAFLD/NASH and liver fibrosis. The NALFD scores, which correlate to the agents’ effectiveness, were significantly reduced, with all the activity related to inflammation and “ballooning” scores. Fibrosis decreased significantly vs. control in the later dosing arm of the study. Liver weights were not different during any phase of the study between control and agent-treated groups, nor was there any evidence of damage to the roughly 30% of the liver made up of un-activated macrophages called Kupffer cells. MT-1002 and MT-2002 both significantly reduced key disease assessment parameters in the in vivo STAMTM NASH model. We believe these agents present themselves as potential clinically effective candidates for further evaluation. We continue to use this model to further assess the activity of our agents.

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

In May 2014, the Board of Directors made the decision to refocus the Company's resources to better align the funding of our pipeline programs with the expected growth in Tc 99m tilmanocept revenue. This realignment primarily involved reducing our near-term support for our neurological product candidates, including NAV4694, as we sought a development partner or partners for these programs. The Company is currently engaged in discussions related to the potential partnering or divestiture of NAV4694. We continue to have active interest from potential partners or acquirers; however, our negotiations have experienced delays due in large part to litigation brought by one of the potential partners. In September 2016, the Court denied the Company’s motion to dismiss. The Company filed its answer to the complaint and on July 20, 2017, the parties filed a joint motion to stay the case for 60 days pending settlement discussion. At this time, it is not possible to determine with any degree of certainty the ultimate outcome of this legal proceeding, including making a determination of liability.  The Company intends to vigorously defend the case.

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

Outlook

Our operating expenses in recent years have been focused primarily on support of Tc 99m tilmanocept, our Manocept platform, and NAV4694 and NAV5001 product development. We incurred approximately $1.8 million and $4.1 million in total on research and development activities during the six-month periods ended June 30, 2017 and 2016, respectively. Of the total amounts we spent on research and development during those periods, excluding costs related to our internal research and development headcount and our general and administrative staff which we do not currently allocate among the various development programs that we have underway, we incurred out-of-pocket charges by program as follows:

	Six Months Ended June 30,
Development Program (a)	2017	2016
Lymphoseek	$285,745	$1,012,110
Manocept Platform	851,589	499,627
Macrophage Therapeutics	304,603	305,378
NAV4694 (b)	(469,111)	1,201,482
NAV5001	—	94,686

(a)

Amounts reflect projects included in discontinued operations in the consolidated statements of operations. Certain development program expenditures were offset by grant reimbursement revenues totaling $1.1 million and $1.5 million during the six-month periods ended June 30, 2017 and 2016, respectively.

(b)	Changes in cost estimates resulted in the reversal of certain previously accrued expenses related to the NAV4694 development program during the six-month period ended June 30, 2017.

We expect to continue the advancement of our efforts with our Manocept platform during 2017. The divestiture of NAV5001 and the suspension of active patient accrual in our NAV4694 trials have decreased our development costs over the past year, however, we continue to incur costs to maintain the NAV4694 trials while we complete our partnering/divestiture activities. We expect our total research and development expenses, including both out-of-pocket charges as well as internal headcount and support costs, to be lower in 2017 than in 2016.

Tc 99m tilmanocept is approved by the EMA for use in imaging and intraoperative detection of sentinel lymph nodes draining a primary tumor in adult patients with breast cancer, melanoma, or localized squamous cell carcinoma of the oral cavity in the EU. Following the January 2017 transfer of the Tc 99m tilmanocept Marketing Authorization to SpePharm, we transferred responsibility for manufacturing the reduced-mass vial for the EU market to SpePharm. During the second quarter of 2017, SpePharm launched Tc 99m tilmanocept in select EU markets, providing a number of early adopters with sample doses to provide exposure to the product. We expect EU sales to commence during the third quarter of 2017. We anticipate that we will incur costs related to supporting our product, regulatory, manufacturing and commercial activities related to the potential marketing registration and sale of Tc 99m tilmanocept in markets other than the EU. There can be no assurance that Tc 99m tilmanocept will achieve regulatory approval in any market other than the EU, or if approved in those markets, that it will achieve market acceptance in the EU or any other market.

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

We recorded an initial net gain on the sale of the Business of $88.7 million for the three months ended March 31, 2017, including $16.5 in guaranteed consideration, which was discounted to the present value of future cash flows. The proceeds were offset by $3.3 million in estimated fair value of warrants issued to Cardinal Health 414, $2.0 million in legal and other fees related to the sale, $800,000 in net balance sheet dispositions and write-offs, and $4.6 million in estimated taxes. During the second quarter of 2017, the final purchase price was adjusted to true up certain amounts which were estimated at the time of closing. As a result, the Company recorded a reduction in the net gain on the sale of the Business of $72,000 and a reduction in the loss from discontinued operations of $10,000 during the three-month period ended June 30, 2017.

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

Three Months Ended June 30, 2017 and 2016

Tc 99m Tilmanocept License Revenue. During the second quarter of 2017, we recognized license revenue of $100,000 for a non-refundable upfront payment related to the Tc 99m Tilmanocept license and distribution agreement with Sayre Therapeutics in India. During the second quarter of 2016, we recognized $246,000 of the $2.0 million non-refundable upfront payment received by the Company related to the Tc 99m Tilmanocept license and distribution agreement for Europe, which the Company was recognizing on a straight-line basis over two years.

Grant and Other Revenue. During the second quarter of 2017, we recognized $512,000 of grant and other revenue as compared to $917,000 in the second quarter of 2016. Grant revenue during the second quarter of 2017 was primarily related to SBIR grants from the NIH supporting Manocept and Tc 99m Tilmanocept development. Grant revenue during the second quarter of 2016 was primarily related to SBIR grants from the NIH supporting Manocept, NAV4694 and Tc 99m Tilmanocept development.

Research and Development Expenses. Research and development expenses decreased $833,000, or 41%, to $1.2 million during the second quarter of 2017 from $2.0 million during the same period in 2016. The decrease was primarily due to net decreases in drug project expenses related to (i) decreased NAV4694 development costs of $552,000 including decreased manufacturing-related activities and clinical trial costs while we continued our efforts to divest the program; (ii) decreased Tc 99m Tilmanocept development costs of $364,000 including decreased manufacturing-related activities and regulatory costs; (iii) decreased NAV5001 development costs of $40,000 related to decreased clinical trial costs; and (iv) decreased therapeutics development costs of $65,000 including decreased consulting costs, offset by increased manufacturing-related activities and pre-clinical testing; offset by (v) increased Manocept development costs of $230,000 including increased clinical trial costs and pre-clinical testing, offset by decreased licensing costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.8 million, or 206%, to $4.2 million during the second quarter of 2017 from $1.4 million during the same period in 2016. The net increase was primarily due to a loss on disposal of assets related to our previous office space of $720,000, increased legal and professional services of $565,000, termination costs related to the arbitration award to Mr. Gonzalez of $481,000, loss on termination of our previous office lease of $394,000, and increased net compensation costs of $288,000 including increased incentive-based awards offset by decreased salaries.

Other Income (Expense). Other income, net, was $41,000 during the second quarter of 2017 as compared to other income, net of $1.4 million during the same period in 2016. During the second quarter of 2017, we recognized interest income of $96,000 related to the guaranteed consideration due from Cardinal Health 414, which was discounted to present value at the closing date of the Asset Sale. During the second quarter of 2017, $40,000 of interest expense was compounded and added to the balance of our note payable to Platinum. For the second quarters of 2017 and 2016, we recorded non-cash income of $13,000 and $1.5 million, respectively, related to changes in the estimated fair value of financial instruments. During the second quarter of 2016, we recorded a non-cash loss on the disposal of our investment in R-NAV of $40,000.

Six Months Ended June 30, 2017 and 2016

Tc 99m Tilmanocept License Revenue. During the first six months of 2017, we recognized license revenue of $100,000 for a non-refundable upfront payment related to the Tc 99m Tilmanocept license and distribution agreement with Sayre Therapeutics in India. During the same period in 2016, we recognized $500,000 of the $2.0 million non-refundable upfront payment received by the Company related to the Tc 99m Tilmanocept license and distribution agreement for Europe, which the Company was recognizing on a straight-line basis over two years.

Grant and Other Revenue. During the first six months of 2017, we recognized $1.1 million of grant and other revenue as compared to $1.6 million in the same period in 2016. Grant revenue during the first six months of 2017 was primarily related to SBIR grants from the NIH supporting Manocept and Tc 99m Tilmanocept development. Grant revenue during the first six months of 2016 was primarily related to SBIR grants from the NIH supporting NAV4694, Manocept and Tc 99m Tilmanocept development. Other revenue for the first six months of 2017 and 2016 included $31,000 and $85,000, respectively, of revenue from our marketing partners in Europe and China related to development work performed at their request.

Research and Development Expenses. Research and development expenses decreased $2.2 million, or 54%, to $1.9 million during the first six months of 2017 from $4.1 million during the same period in 2016. The decrease was primarily due to net decreases in drug project expenses related to (i) decreased NAV4694 development costs of $1.7 million including decreased manufacturing-related activities, clinical trial costs and licensing costs while we continued our efforts to divest the program; (ii) decreased Tc 99m Tilmanocept development costs of $542,000 including decreased manufacturing-related activities and regulatory costs; (iii) decreased NAV5001 development costs of $95,000 related to decreased clinical trial costs and manufacturing-related activities; offset by (iv) increased Manocept development costs of $395,000 including increased clinical trial costs and pre-clinical testing, offset by decreased licensing costs. The decrease was also due to decreased net compensation costs of $245,000 including salaries and incentive-based awards due to net decreased headcount.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.3 million, or 81%, to $7.3 million during the first six months of 2017 from $4.0 million during the same period in 2016. The net increase was primarily due to increased legal and professional services of $1.2 million, a loss on disposal of assets related to our previous office space of $720,000, termination costs related to the arbitration award to Mr. Gonzalez of $481,000, loss on termination of our previous office lease of $394,000, and increased general and administrative net compensation costs of $330,000, including increased incentive-based awards offset by decreased salaries and fringe benefits.

Other Income (Expense). Other expense, net, was $1.1 million during the first six months of 2017 as compared to other income, net of $2.5 million during the same period in 2016. We recorded a loss on extinguishment of the CRG debt of $1.3 million during the first six months of 2017. Also during the first six months of 2017, we recognized interest income of $127,000 related to the guaranteed consideration due from Cardinal Health 414, which was discounted to present value at the closing date of the Asset Sale. During the first six months of 2017, $40,000 of interest expense was compounded and added to the balance of our note payable to Platinum. For the first six months of 2017 and 2016, we recorded non-cash income of $153,000 and $2.6 million, respectively, related to changes in the estimated fair value of financial instruments. During the first six months of 2016, we recorded a non-cash loss on the disposal of our investment in R-NAV of $40,000.

Liquidity and Capital Resources

Cash balances increased to $5.6 million at June 30, 2017 from $1.5 million at December 31, 2016. The net increase was primarily due to net cash received for the Asset Sale to Cardinal Health 414, offset by payments made on the CRG and Platinum debts and investments in available-for-sale securities coupled with cash used to fund our operations.

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

As previously described, on March 3, 2017, the Company entered into a Global Settlement Agreement with MT, CRG, and Cardinal Health 414 to effectuate the terms of a settlement previously entered into by the parties on February 22, 2017. In accordance with the Global Settlement Agreement, on March 3, 2017, the Company repaid $59 million of its alleged indebtedness and other obligations outstanding under the CRG Term Loan. Concurrently with payment of the Deposit Amount, CRG released all liens and security interests granted under the CRG Loan Documents and the CRG Loan Documents were terminated and are of no further force or effect; provided, however, that, notwithstanding the foregoing, the Company and CRG agreed to continue with their proceeding pending in The District Court of Harris County, Texas to fully and finally determine the Final Payoff Amount. The Texas hearing is currently set for early December 2017.

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

As of June 30, 2017, the outstanding principal balance of the Platinum Note was approximately $2.0 million.

Following the completion of the Asset Sale to Cardinal Health 414 and the repayment of a majority of our indebtedness, we believe that substantial doubt about the Company’s financial position and ability to continue as a going concern has been alleviated. Based on our current working capital and our projected cash burn, including the potential for the Company to pay up to an additional $7 million to CRG depending upon the outcome of the Texas litigation, management believes that the Company will be able to continue as a going concern for at least twelve months following the issuance of this Quarterly Report on Form 10-Q. Our projected cash burn also factors in certain cost cutting initiatives that have been implemented and approved by the board of directors, including reductions in the workforce and a reduction in facilities expenses. Additionally, we have considerable discretion over the extent of development project expenditures and have the ability to curtail the related cash flows as needed. We believe all of these factors are sufficient to alleviate substantial doubt about the Company’s ability to continue as a going concern.

Operating Activities. Cash provided by operations was $60.7 million during the first six months of 2017 compared to $1.4 million used during the same period in 2016.

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

We recorded a net gain on the sale of the Business of $86.7 million for the six months ended June 30, 2017, including $16.5 in guaranteed consideration, which was discounted to the present value of future cash flows. The proceeds were offset by $3.3 million in estimated fair value of warrants issued to Cardinal Health 414, $2.0 million in legal and other fees related to the sale, $800,000 in net balance sheet dispositions and write-offs, and $6.5 million in estimated taxes.

Accounts and other receivables increased to $8.4 million at June 30, 2017 from $203,000 at December 31, 2016, primarily related to the current portion of the guaranteed earnout due from Cardinal Health 414, which was discounted and recorded at present value. In addition, increases in receivables from grants and our Indian distribution partner were offset by decreases in receivables from our European distribution partner.

Inventory levels decreased to $0 at June 30, 2017 from $96,000 at December 31, 2016, primarily due to the use of materials for European manufacturing development and production. We expect inventory levels to remain minimal during the remainder of 2017 as European manufacturing has been transitioned to our distribution partner.

Prepaid expenses and other current assets decreased slightly to $803,000 at June 30, 2017 from $842,000 at December 31, 2016, primarily due to decreased legal retainers and amortization of prepaid insurance, offset by increased prepaid investor relations and other services and increased interest receivable related to the guaranteed earnout due from Cardinal Health 414.

Accounts payable decreased to $1.6 million at June 30, 2017 from $5.2 million at December 31, 2016, primarily driven by net decreased payables due to legal and professional services, NAV4694, regulatory and operations vendors. Accrued liabilities and other current liabilities decreased to $4.0 million at June 30, 2017 from $7.9 million at December 31, 2016, primarily driven by decreased accruals for interest, NAV4694, legal and professional services, and Macrophage Therapeutics costs, offset by increased accruals for taxes and Manocept development costs. Our payable and accrual balances will continue to fluctuate but will likely decrease overall as we continue to decrease our level of development activity related to NAV4694, offset by planned increases in development activity related to the Manocept platform.

Assets associated with discontinued operations decreased to $0 at June 30, 2017 from $3.2 million at December 31, 2016, and liabilities associated with discontinued operations decreased to $55,000 at June 30, 2017 from $4.9 million at December 31, 2016. Decreases in both assets and liabilities associated with discontinued operations were primarily due to the Asset Sale to Cardinal Health 414 in March 2017.

Investing Activities. Investing activities used $2.0 million during the first six months of 2017 compared to $39,000 during the same period in 2016. Investing activities during the first six months of 2017 included purchases of available-for-sale securities of $2.0 million and capital expenditures of $8,000, primarily for computer equipment and leasehold improvements. Investing activities during the first six months of 2016 included net payments related to the disposal of our investment in R-NAV of $82,000 and capital expenditures of $2,000, primarily for computer equipment, offset by proceeds from sales of capital equipment of $45,000. We expect our overall capital expenditures for the remainder of 2017 will be higher than for the same period in 2016 related to our office move.

Financing Activities. Financing activities used $54.6 million during the first six months of 2017 compared to $4.6 million during the same period in 2016. The $54.6 million used by financing activities in the first six months of 2017 consisted primarily of principal payments on the CRG, Platinum and IPFS notes payable of $59.6 million, offset by the release of restricted cash of $5.0 million and proceeds from issuance of common stock of $54,000. The $4.6 million used by financing activities in the first six months of 2016 consisted primarily of payment of debt-related costs of $3.9 million, restrictions placed on cash in an account controlled by CRG of $501,000, and principal payments on notes payable of $189,000, all related to the CRG debt.

Capital Royalty Group Debt

On March 3, 2017, the Company entered into a Global Settlement Agreement with MT, CRG, and Cardinal Health 414 to effectuate the terms of a settlement previously entered into by the parties on February 22, 2017. In accordance with the Global Settlement Agreement, on March 3, 2017, the Company repaid the $59 million Deposit Amount of its alleged indebtedness and other obligations outstanding under the CRG Term Loan. Concurrently with payment of the Deposit Amount, CRG released all liens and security interests granted under the CRG Loan Documents and the CRG Loan Documents were terminated and are of no further force or effect; provided, however, that, notwithstanding the foregoing, the Company and CRG agreed to continue with their proceeding pending in The District Court of Harris County, Texas to fully and finally determine the Final Payoff Amount. The Company and CRG further agreed that the Final Payoff Amount would be no less than $47 million and no more than $66 million. In addition, CRG agreed that Navidea had the right to assert all affirmative defenses to its claim of default.  In the underlying case the district court had entered summary judgment in favor of CRG finding unspecified events of default but refusing to consider affirmative defenses raised by Navidea as not before the Court.  Subsequent to the settlement CRG moved again for entry of judgment in its favor; Navidea objected that the Settlement Agreement specifically allowed it to raise affirmative defenses and the district court agreed with Navidea setting the case for trial in December 2017.  CRG has once again indicated it intends to move for summary judgment, a motion Navidea intends to vigorously dispute.

Concurrently with the payment of the Deposit Amount and closing of the Asset Sale, (i) Cardinal Health 414 posted a $7 million letter of credit in favor of CRG (at the Company’s cost and expense to be deducted from the closing proceeds due to the Company, and subject to Cardinal Health 414’s indemnification rights under the Purchase Agreement) as security for the amount by which the High Payoff Amount exceeds the Deposit Amount in the event the Company is unable to pay all or a portion of such amount, and (ii) CRG posted a $12 million letter of credit in favor of the Company as security for the amount by which the Deposit Amount exceeds the Low Payoff Amount. If, on the one hand, it is finally determined by the Texas Court that the amount the Company owes to CRG under the Loan Documents exceeds the Deposit Amount, the Company will pay such excess amount, plus the costs incurred by CRG in obtaining CRG’s letter of credit, to CRG and if, on the other hand, it is finally determined by the Texas Court that the amount the Company owes to CRG under the Loan Documents is less than the Deposit Amount, CRG will pay such difference to the Company and reimburse Cardinal Health 414 for the costs incurred by Cardinal Health 414 in obtaining its letter of credit. Any payments owing to CRG arising from a final determination that the Final Payoff Amount is in excess of $59 million shall first be paid by the Company without resort to the letter of credit posted by Cardinal Health 414, and such letter of credit shall only be a secondary resource in the event of failure of the Company to make payment to CRG. The Company will indemnify Cardinal Health 414 for any costs it incurs in payment to CRG under the settlement, and the Company and Cardinal Health 414 further agree that Cardinal Health 414 can pursue all possible remedies, including offset against earnout payments (guaranteed or otherwise) under the Purchase Agreement, warrant exercise, or any other payments owed by Cardinal Health 414, or any of its affiliates, to the Company, or any of its affiliates, if Cardinal Health 414 incurs any cost associated with payment to CRG under the settlement. The $2 million being held in escrow pursuant to court order in the Ohio case and the $3 million being held in escrow pursuant to court order in the Texas case were released to the Company at closing of the Asset Sale. The Texas hearing is currently set for early December 2017.

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

As of June 30, 2017, the outstanding principal balance of the Platinum Note was approximately $2.0 million.

Summary

Our future liquidity and capital requirements will depend on a number of factors, including the final outcome of the CRG litigation which could potentially result in payment of up to an additional $7 million to CRG, the ability of our distribution partners to achieve market acceptance of our products, our ability to complete the development and commercialization of new products, our ability to monetize our investment in non-core technologies, our ability to obtain milestone or development funds from potential development and distribution partners, regulatory actions by the FDA and international regulatory bodies, the ability to procure required financial resources, and intellectual property protection.

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

During 2016 and 2017 to date, we continued making limited investment in the NAV4694 clinical trial process based on our expectation that we will ultimately be successful in securing a partnership that will provide us some level of return on this investment which is incremental to the carrying costs we are presently incurring. However, there can be no assurance that the partnership discussions in which we are engaged will yield the level of return we are anticipating.

Based on our current working capital and our projected cash burn, including the potential for the Company to pay up to an additional $7 million to CRG depending upon the outcome of the Texas litigation, management believes that the Company will be able to continue as a going concern for at least twelve months following the issuance of this Quarterly Report on Form 10-Q. Our projected cash burn also factors in certain cost cutting initiatives that have been implemented and approved by the board of directors, including reductions in the workforce and a reduction in facilities expenses. Additionally, we have considerable discretion over the extent of development project expenditures and have the ability to curtail the related cash flows as needed. We believe all of these factors are sufficient to alleviate substantial doubt about the Company’s ability to continue as a going concern.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless all of the following criteria are met: (1) The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. Disclosure requirements remain unchanged. ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted as described in ASU 2017-09. Management is currently evaluating the impact that the adoption of ASU 2017-09 will have on our consolidated financial statements.

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

Research and Development. Research and development (“R&D”) expenses include both internal R&D activities and external contracted services. Internal R&D activity expenses include salaries, benefits, and stock-based compensation, as well as travel, supplies, and other costs to support our R&D staff. External contracted services include clinical trial activities, chemistry, manufacturing and control-related activities, and regulatory costs. R&D expenses are charged to operations as incurred. We review and accrue R&D expenses based on services performed and rely upon estimates of those costs applicable to the stage of completion of each project.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base these estimates and assumptions upon historical experience and existing, known circumstances. Actual results could differ from those estimates. Specifically, management may make significant estimates in the following areas:

●

Stock-Based Compensation. Stock-based payments to employees and directors, including grants of stock options and restricted stock, are recognized in the statements of operations based on their estimated fair values on the date of grant, subject to an estimated forfeiture rate. The fair value of each option award with time-based vesting provisions is estimated on the date of grant using the Black-Scholes option pricing model to value such stock-based payments and the portion that is ultimately expected to vest is recognized as compensation expense over either (1) the requisite service period or (2) the estimated performance period. The determination of fair value using the Black-Scholes option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option behaviors. The fair value of each option award with market-based vesting provisions is estimated on the date of grant using a Monte Carlo simulation to value such stock-based payments and the portion that is ultimately expected to vest is recognized as compensation expense over either (1) the requisite service period or (2) the estimated performance period. The determination of fair value using a Monte Carlo simulation is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option behaviors.

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

●

Fair Value of Financial Instruments.  Certain of our notes payable are required to be recorded at fair value.  The estimated fair value of our debt is calculated using a Monte Carlo simulation.  These valuation methods include Level 3 inputs such as the estimated current market interest rate for similar instruments with similar creditworthiness.  For the debt recorded at fair value, unrealized gains and losses on the fair value of the debt are classified in other expenses as a change in the fair value of financial instruments in the consolidated statements of operations.

●

Fair Value of Warrants. We estimate the fair value of warrants using the Black-Scholes model, which is affected by our stock price and warrant exercise price, as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility and risk-free interest rate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. As of June 30, 2017, our $5.6 million in cash was primarily invested in interest-bearing money market accounts. Due to the low interest rates being realized on these accounts, we believe that a hypothetical 10% increase or decrease in market interest rates would not have a material impact on our consolidated financial position, results of operations or cash flows.

We also have exposure to changes in interest rates on our variable-rate debt obligations. As of June 30, 2017, the interest rate on certain of our debt obligations was the greater of: (a) the U.S. prime rate as reported in The Wall Street Journal plus 6.75%, and (b) 10.0%; both of the above rates reduced by 600 basis points (effective interest rate as of June 30, 2017 was 8.125%). Based on the amount of our variable-rate borrowings at June 30, 2017, which totaled approximately $2.0 million, an immediate one percentage point increase in the U.S. prime rate would increase our annual interest expense by approximately $20,000. This estimate assumes that the amount of variable rate borrowings remains constant for an annual period and that the interest rate change occurs at the beginning of the period. Because our debt obligations are currently subject to the minimum interest rates defined in the loan agreement, a decrease in the U.S. prime rate would not affect our annual interest expense.

Foreign Currency Exchange Rate Risk. We do not currently have material foreign currency exposure related to our assets as the majority are denominated in U.S. currency and our foreign-currency based transaction exchange risk is not material. For the six-month periods ended June 30, 2017 and 2016, we recorded foreign currency transaction (losses) gains of approximately $(33,000) and $34,000, respectively.

Equity Price Risk. We do not use derivative instruments for hedging of market risks or for trading or speculative purposes. Derivative instruments embedded in contracts, to the extent not already a free-standing contract, are bifurcated and accounted for separately. All derivatives are recorded on the consolidated balance sheet at fair value in accordance with current accounting guidelines for such complex financial instruments. The fair value of certain of our warrant liabilities is determined using various inputs and assumptions, several of which are based on a survey of peer group companies since the warrants are exercisable for common stock of a non-public subsidiary company. As of June 30, 2017, we had approximately $63,000 of derivative liabilities recorded on our balance sheet related to outstanding MT warrants. Due to the relatively low valuation of the MT warrants, a hypothetical 50% change in our stock price would not have a material effect on the consolidated financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2017. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on our evaluation, our management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed and are effective.

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

Except for the change noted above, during the quarter ended June 30, 2017, there were no other changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Sinotau Litigation – NAV4694

On August 31, 2015, Hainan Sinotau Pharmaceutical Co., Ltd. (“Sinotau”) filed a suit for damages, specific performance, and injunctive relief against the Company in the United States District Court for the District of Massachusetts alleging breach of a letter of intent for licensing to Sinotau of the Company’s NAV4694 product candidate and technology. In September 2016, the Court denied the Company’s motion to dismiss. The Company filed its answer to the complaint and on July 20, 2017, the parties filed a joint motion to stay the case for 60 days pending settlement discussion. At this time, it is not possible to determine with any degree of certainty the ultimate outcome of this legal proceeding, including making a determination of liability.  The Company intends to vigorously defend the case.

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

On March 3, 2017, the Company entered into a Global Settlement Agreement with MT, CRG, and Cardinal Health 414 to effectuate the terms of a settlement previously entered into by the parties on February 22, 2017. In accordance with the Global Settlement Agreement, on March 3, 2017, the Company repaid the $59 million Deposit Amount of its alleged indebtedness and other obligations outstanding under the CRG Term Loan. Concurrently with payment of the Deposit Amount, CRG released all liens and security interests granted under the CRG Loan Documents and the CRG Loan Documents were terminated and are of no further force or effect; provided, however, that, notwithstanding the foregoing, the Company and CRG agreed to continue with their proceeding pending in The District Court of Harris County, Texas to fully and finally determine the Final Payoff Amount. The Company and CRG further agreed that the Final Payoff Amount would be no less than $47 million and no more than $66 million. In addition, CRG agreed that Navidea had the right to assert all affirmative defenses to its claim of default.  In the underlying case the district court had entered summary judgment in favor of CRG finding unspecified events of default but refusing to consider affirmative defenses raised by Navidea as not before the Court.  Subsequent to the settlement CRG moved again for entry of judgment in its favor; Navidea objected that the Settlement Agreement specifically allowed it to raise affirmative defenses and the district court agreed with Navidea setting the case for trial in December 2017.  CRG has once again indicated it intends to move for summary judgment, a motion Navidea intends to vigorously dispute.

Concurrently with the payment of the Deposit Amount and closing of the Asset Sale, (i) Cardinal Health 414 posted a $7 million letter of credit in favor of CRG (at the Company’s cost and expense to be deducted from the closing proceeds due to the Company, and subject to Cardinal Health 414’s indemnification rights under the Purchase Agreement) as security for the amount by which the High Payoff Amount exceeds the Deposit Amount in the event the Company is unable to pay all or a portion of such amount, and (ii) CRG posted a $12 million letter of credit in favor of the Company as security for the amount by which the Deposit Amount exceeds the Low Payoff Amount. If, on the one hand, it is finally determined by the Texas Court that the amount the Company owes to CRG under the Loan Documents exceeds the Deposit Amount, the Company will pay such excess amount, plus the costs incurred by CRG in obtaining CRG’s letter of credit, to CRG and if, on the other hand, it is finally determined by the Texas Court that the amount the Company owes to CRG under the Loan Documents is less than the Deposit Amount, CRG will pay such difference to the Company and reimburse Cardinal Health 414 for the costs incurred by Cardinal Health 414 in obtaining its letter of credit. Any payments owing to CRG arising from a final determination that the Final Payoff Amount is in excess of $59 million shall first be paid by the Company without resort to the letter of credit posted by Cardinal Health 414, and such letter of credit shall only be a secondary resource in the event of failure of the Company to make payment to CRG. The Company will indemnify Cardinal Health 414 for any costs it incurs in payment to CRG under the settlement, and the Company and Cardinal Health 414 further agree that Cardinal Health 414 can pursue all possible remedies, including offset against earnout payments (guaranteed or otherwise) under the Purchase Agreement, warrant exercise, or any other payments owed by Cardinal Health 414, or any of its affiliates, to the Company, or any of its affiliates, if Cardinal Health 414 incurs any cost associated with payment to CRG under the settlement. The $2 million being held in escrow pursuant to court order in the Ohio case and the $3 million being held in escrow pursuant to court order in the Texas case were released to the Company at closing of the Asset Sale. The Texas hearing is currently set for early December 2017.

Former CEO Arbitration

On May 12, 2016 the Company received a demand for arbitration through the American Arbitration Association, Columbus, Ohio, from Ricardo J. Gonzalez, the Company’s then Chief Executive Officer, claiming that he was terminated without cause and, alternatively, that he resigned in accordance with Section 4G of his Employment Agreement pursuant to a notice received by the Company on May 9, 2016. On May 13, 2016, the Company notified Mr. Gonzalez that his failure to undertake responsibilities assigned to him by the Board of Directors and otherwise work after being ordered to do so on multiple occasions constituted an effective resignation, and the Company accepted that resignation. The Company rejected the resignation of Mr. Gonzalez pursuant to Section 4G of his Employment Agreement. Also, the Company notified Mr. Gonzalez that, alternatively, his failure to return to work after the expiration of the cure period provided in his Employment Agreement constituted cause for his termination under his Employment Agreement. Mr. Gonzalez was seeking severance and other amounts claimed to be owed to him under his Employment Agreement. In response, the Company filed counterclaims against Mr. Gonzalez alleging malfeasance by Mr. Gonzalez in his role as Chief Executive Officer. Mr. Gonzalez had withdrawn his claim for additional severance pursuant to Section 4G of his Employment Agreement, and the Company had withdrawn its counterclaims. On May 12, 2017, the Company received a ruling in favor of Mr. Gonzalez finding that he was terminated by the Company without cause on April 7, 2016. Mr. Gonzalez was awarded salary, bonus, and benefits in the aggregate amount of $481,039 plus interest, attorneys’ fees, and other costs. The arbitration award is final and binding on the parties. The Company paid an aggregate of $617,880 to Mr. Gonzalez on May 16, 2017.

FTI Consulting, Inc. Litigation

On October 11, 2016, FTI Consulting, Inc. (“FTI”) commenced an action against the Company in the Supreme Court of the State of New York, County of New York, seeking damages in excess of $782,600 comprised of: (i) $730,264 for investigative and consulting services FTI alleges to have provided to the Company pursuant to an Engagement Agreement, and (ii) in excess of $52,337 for purported interest due on unpaid invoices, plus attorneys’ fees, costs and expenses.  On November 14, 2016, the Company filed an Answer and Counterclaim denying the allegations of the Complaint and seeking damages on its Counterclaim, in an amount to be determined at trial, for intentional overbilling by FTI. On February 7, 2017, a preliminary conference was held by the Court at which time a scheduling order governing discovery was issued. On June 26, 2017, the Company and FTI entered into a settlement agreement. According to FTI, as of June 2017, FTI was owed $862,164.90 including interest charges and legal fees. Under the terms of the settlement agreement, the Company paid an aggregate of $435,000 to FTI on June 30, 2017.

Sinotau Litigation – Tc 99m Tilmanocept

On February 1, 2017, Navidea filed suit against Sinotau in the U.S. District Court for the Southern District of Ohio. The Company's complaint included claims seeking a declaration of the rights and obligations of the parties to an agreement regarding rights for the Tc 99m tilmanocept product in China and other claims. The complaint sought a temporary restraining order ("TRO") and preliminary injunction to prevent Sinotau from interfering with the Company’s Asset Sale to Cardinal Health 414. On February 3, 2017, the Court granted the TRO and extended it until March 6, 2017. The Asset Sale closed on March 3, 2017. On March 6, the Court dissolved the TRO as moot. The Ohio case remains open because all issues raised in the complaint have not been resolved but the parties submitted a stipulation to stay the case for 60 days pending settlement discussions, which was entered by the Court on July 21, 2017.

Sinotau also filed a suit against the Company and Cardinal Health 414 in the U.S. District Court for the District of Delaware on February 2, 2017. On July 12, 2017, the District of Delaware case was transferred to the Southern District of Ohio. On July 27, 2017 the Ohio Court determined that both cases in the Southern District of Ohio are related and the case was stayed for 60 days pending settlement discussions.

Item 1A. Risk Factors

There have been no material changes to the Company's risk factors as previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (the Form 10-K), filed with the SEC on March 31, 2017.

Item 6. Exhibits

10.1	Employment Agreement dated May 4, 2017, by and between Navidea Biopharmaceuticals, Inc. and Jed A. Latkin (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

32.2	Certification of Chief Operating Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVIDEA BIOPHARMACEUTICALS, INC.
(the Company)
August 9, 2017

By:	/s/ Jed A. Latkin

Jed A. Latkin
Chief Operating Officer and Chief Financial Officer
(authorized officer; financial and accounting officer)

INDEX TO EXHIBITS

10.1	Employment Agreement dated May 4, 2017, by and between Navidea Biopharmaceuticals, Inc. and Jed A. Latkin (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

32.2	Certification of Chief Operating Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.