Form 10-Q
period 2018-03-31
NAVIDEA BIOPHARMACEUTICALS, INC.
filed 2018-05-09
CIK 810509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 162,959,731 shares of common stock, par value $.001 per share (as of the close of business on May 1, 2018).

NAVIDEA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017	3

	Consolidated Statements of Operations for the Three-Month Periods Ended March 31, 2018 and 2017 (unaudited)	4

	Consolidated Statements of Comprehensive (Loss) Income for the Three-Month Periods Ended March 31, 2018 and 2017 (unaudited)	5

	Consolidated Statement of Stockholders’ Equity for the Three-Month Period Ended March 31, 2018 (unaudited)	6

	Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2018 and 2017 (unaudited)	7

	Notes to the Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

	Forward-Looking Statements	26

	The Company	26

	Product Line Overview	27

	Outlook	31

	Discontinued Operations	32

	Results of Operations	32

	Liquidity and Capital Resources	33

	Off-Balance Sheet Arrangements	36

	Recent Accounting Standards	36

	Critical Accounting Policies	36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	38

	Disclosure Controls and Procedures	38

	Changes in Control Over Financial Reporting	38

PART II – Other Information

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	40

Item 6.	Exhibits	41

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$817,016	$2,795,006
Available-for-sale securities	1,397,428	1,797,604
Accounts and other receivables	12,954,997	8,137,872
Prepaid expenses and other	1,058,069	1,101,923
Total current assets	16,227,510	13,832,405
Property and equipment	1,206,058	1,206,058
Less accumulated depreciation and amortization	999,928	969,357
Property and equipment, net	206,130	236,701
Patents, trademarks and license agreements	480,404	480,404
Less accumulated amortization	29,664	22,248
Patents, trademarks and license agreements, net	450,740	458,156
Guaranteed earnout receivable	—	4,809,376
Other assets	1,437,847	1,444,798
Total assets	$18,322,227	$20,781,436
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$700,232	$855,043
Accrued liabilities and other	1,793,965	1,857,848
Notes payable	2,276,926	2,353,639
Terminated lease liability, current	110,784	107,215
Accrued loss for CRG litigation	7,153,000	2,887,566
Liabilities associated with discontinued operations, current	—	7,092
Total current liabilities	12,034,907	8,068,403
Terminated lease liability	572,614	588,092
Deferred revenue	700,000	11,024
Other liabilities	65,349	65,587
Total liabilities	13,372,870	8,733,106
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock; $.001 par value; 300,000,000 shares authorized; 162,959,731 and 162,206,646 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	162,960	162,207
Additional paid-in capital	331,467,199	331,128,787
Accumulated deficit	(327,346,921)	(319,908,968)
Accumulated other comprehensive loss	(2,572)	(2,396)
Total Navidea stockholders' equity	4,280,666	11,379,630
Noncontrolling interest	668,691	668,700
Total stockholders’ equity	4,949,357	12,048,330
Total liabilities and stockholders’ equity	$18,322,227	$20,781,436

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Tc99m tilmanocept royalty revenue	$795	$—
Grant and other revenue	275,650	580,030
Total revenue	276,445	580,030
Cost of goods sold	318	—
Gross profit	276,127	580,030
Operating expenses:
Research and development	998,956	705,274
Selling, general and administrative	1,776,372	3,022,434
Total operating expenses	2,775,328	3,727,708
Loss from operations	(2,499,201)	(3,147,678)
Other income (expense):
Interest income, net	31,387	24,112
Change in fair value of financial instruments	—	140,485
Loss on extinguishment of debt	(4,265,434)	(1,314,102)
Other, net	(4,714)	(21,604)
Total other expense, net	(4,238,761)	(1,171,109)
Loss before income taxes	(6,737,962)	(4,318,787)
Benefit from income taxes	—	1,454,172
Loss from continuing operations	(6,737,962)	(2,864,615)
Discontinued operations, net of tax effect:
Loss from discontinued operations	—	(255,861)
Gain on sale	—	88,701,501
Net (loss) income	(6,737,962)	85,581,025
Less loss attributable to noncontrolling interest	(9)	(202)
Net (loss) income attributable to common stockholders	$(6,737,953)	$85,581,227
(Loss) income per common share (basic):
Continuing operations	$(0.04)	$(0.02)
Discontinued operations	$—	$0.55
Attributable to common stockholders	$(0.04)	$0.53
Weighted average shares outstanding (basic)	162,269,012	160,376,476
(Loss) income per common share (diluted):
Continuing operations	$(0.04)	$(0.02)
Discontinued operations	$—	$0.54
Attributable to common stockholders	$(0.04)	$0.52
Weighted average shares outstanding (diluted)	162,269,012	164,871,955

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

	Three Months Ended March 31,
	2018	2017
Net (loss) income	$(6,737,962)	$85,581,025
Unrealized loss on available-for-sale securities	(176)	—
Comprehensive (loss) income	$(6,738,138)	$85,581,025

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Compre-hensive	Non- controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
Balance, January 1, 2018	162,206,646	$162,207	$331,128,787	$(319,908,968)	$(2,396)	$668,700	$12,048,330
Impact of adoption of ASC Topic 606	—	—	—	(700,000)	—	—	(700,000)
Issued stock in payment of employee bonuses	458,401	458	164,563	—	—	—	165,021
Issued restricted stock	200,000	200	—	—	—	—	200
Issued stock to 401(k) plan	94,684	95	35,885	—	—	—	35,980
Stock compensation expense	—	—	137,964	—	—	—	137,964
Comprehensive loss:
Net loss	—	—	—	(6,737,953)	—	(9)	(6,737,962)
Unrealized loss on available-for-sale securities	—	—	—	—	(176)	—	(176)
Total comprehensive loss	—	—	—	—	—	—	(6,738,138)
Balance, March 31, 2018	162,959,731	$162,960	$331,467,199	$(327,346,921)	$(2,572)	$668,691	$4,949,357

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(6,737,962)	$85,581,025
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	37,987	86,535
Loss on disposal and abandonment of assets	—	100,270
Compounded interest on long term debt	41,624	143,114
Stock compensation expense	137,964	147,165
Change in fair value of financial instruments	—	(140,485)
Loss on extinguishment of debt	4,265,434	1,314,102
Issued warrants in connection with Asset Sale	—	3,337,187
Value of stock issued to directors	—	10,500
Value of stock issued to employees	165,021	367,812
Value of stock issued to 401(k) plan for employer matching contributions	35,980	—
Changes in operating assets and liabilities:
Accounts and other receivables	(7,749)	(14,821,403)
Inventory	—	1,470,078
Prepaid expenses and other assets	50,805	(65,632)
Accounts payable	(154,811)	(3,837,463)
Accrued and other liabilities	(79,109)	(3,719,024)
Deferred revenue	(15,037)	(2,315,037)
Net cash (used in) provided by operating activities	(2,259,853)	67,658,744
Cash flows from investing activities:
Maturities of available-for-sale securities	400,000	—
Net cash provided by investing activities	400,000	—
Cash flows from financing activities:
Proceeds from issuance of common stock	200	54,119
Payment of debt-related costs	—	(1,314,102)
Principal payments on notes payable	(118,337)	(59,498,721)
Net cash used in financing activities	(118,137)	(60,758,704)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,977,990)	6,900,040
Cash, cash equivalents and restricted cash, beginning of period	2,795,006	6,540,578
Cash, cash equivalents and restricted cash, end of period	$817,016	$13,440,618

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies

a.

Basis of Presentation: The information presented as of March 31, 2018 and for the three-month periods ended March 31, 2018 and 2017 is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Navidea Biopharmaceuticals, Inc. (“Navidea”, the “Company,” or “we”) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The balances as of March 31, 2018 and the results for the interim periods are not necessarily indicative of results to be expected for the year. The consolidated financial statements should be read in conjunction with Navidea’s audited consolidated financial statements for the year ended December 31, 2017, which were included as part of our Annual Report on Form 10-K.

Our consolidated financial statements include the accounts of Navidea and our wholly owned subsidiaries, Navidea Biopharmaceuticals Limited and Cardiosonix Ltd, as well as those of our majority-owned subsidiary, Macrophage Therapeutics, Inc. (“MT”). All significant inter-company accounts were eliminated in consolidation. Cardiosonix was legally dissolved in September 2017.

On March 3, 2017, pursuant to an Asset Purchase Agreement dated November 23, 2016 (the “Purchase Agreement”), the Company completed its previously announced sale to Cardinal Health 414, LLC (“Cardinal Health 414”) of its assets used, held for use, or intended to be used in operating its business of developing, manufacturing and commercializing a product used for lymphatic mapping, lymph node biopsy, and the diagnosis of metastatic spread to lymph nodes for staging of cancer (the “Business”), including the Company’s radioactive diagnostic agent marketed under the Lymphoseek® trademark for current approved indications by the U.S. Food and Drug Administration (“FDA”) and similar indications approved by the FDA in the future (the “Product”), in Canada, Mexico and the United States (the “Territory”) (giving effect to a License-Back Agreement and excluding certain assets specifically retained by the Company) (the “Asset Sale”). Such assets sold in the Asset Sale consist primarily of, without limitation, (i) intellectual property used in or reasonably necessary for the conduct of the Business, (ii) inventory of, and customer, distribution, and product manufacturing agreements related to, the Business, (iii) all product registrations related to the Product, including the new drug application approved by the FDA for the Product and all regulatory submissions in the United States that have been made with respect to the Product and all Health Canada regulatory submissions and, in each case, all files and records related thereto, (iv) all related clinical trials and clinical trial authorizations and all files and records related thereto, and (v) all rights, title and interest in and to the Product, as specified in the Purchase Agreement (the “Acquired Assets”).

Upon closing of the Asset Sale, the Supply and Distribution Agreement dated November 15, 2007, as amended, between Cardinal Health 414 and the Company was terminated and, as a result, the provisions thereof are of no further force or effect (other than any indemnification, payment, notification or data sharing obligations which survive the termination).

Our consolidated balance sheets and statements of operations have been reclassified, as required, for all periods presented to reflect the Business as a discontinued operation. Cash flows associated with the operation of the Business have been combined with operating, investing and financing cash flows, as appropriate, in our consolidated statements of cash flows. See Note 3.

Certain prior period amounts also have been reclassified to conform with the current year’s presentation, including the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers and cash flows related to loss on extinguishment of debt.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In determining the appropriate levels, we perform a detailed analysis of the assets and liabilities whose fair value is measured on a recurring basis. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs or instruments which trade infrequently and therefore have little or no price transparency are classified as Level 3. See Note 5.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

(1)

Cash, available-for-sale securities, accounts and other receivables, and accounts payable: The carrying amounts approximate fair value because of the short maturity of these instruments. At March 31, 2018 and December 31, 2017, approximately $96,000 of accounts payable was being disputed by the Company related to unauthorized expenditures by a former executive during 2016.

(2)

Notes payable: The carrying value of our debt at March 31, 2018 and December 31, 2017 primarily consisted of the face amount of the notes less unamortized discounts. At March 31, 2018 and December 31, 2017, the conversion option of certain notes payable was required to be recorded at fair value. The estimated fair value of the conversion option was calculated using a Monte Carlo simulation. This valuation method includes Level 3 inputs such as the estimated current market interest rate for similar instruments with similar creditworthiness. Unrealized gains and losses on the fair value of the conversion option are classified in other expenses as a change in the fair value of financial instruments in the consolidated statements of operations. At March 31, 2018 and December 31, 2017, the fair value of the conversion option was approximately zero. At March 31, 2018, the fair value of our notes payable was approximately $2.3 million, equal to the carrying value of $2.3 million. At December 31, 2017, the fair value of our notes payable was approximately $2.4 million, equal to the carrying value of $2.4 million. See Note 9.

(3)

Derivative liabilities: Derivative liabilities are related to certain outstanding warrants which are recorded at fair value. Derivative liabilities totaling $63,000 as of March 31, 2018 and December 31, 2017 are included in other liabilities on the consolidated balance sheets. The assumptions used to calculate fair value as of March 31, 2018 and December 31, 2017 included volatility, a risk-free rate and expected dividends. In addition, we considered non-performance risk and determined that such risk is minimal. Unrealized gains and losses on the derivatives are classified in other expenses as a change in the fair value of financial instruments in the statements of operations. See Note 5.

(4)

Warrants: In March 2017, in connection with the Asset Sale, the Company granted to each of Cardinal Health 414 and the University of California, San Diego, (“UCSD”), a five-year warrant to purchase up to 10 million shares and 1 million shares, respectively, of the Company’s common stock at an exercise price of $1.50 per share, each of which warrant is subject to anti-dilution and other customary terms and conditions (the “Series NN warrants”). The assumptions used to calculate fair value at the date of issuance included volatility, a risk-free rate and expected dividends. The Series NN warrants granted to Cardinal Health 414 had an estimated fair value of $3.3 million, which was recorded as a reduction of the gain on sale in the consolidated statement of operations for the three-month period ended March 31, 2017. The Series NN warrants granted to UCSD had an estimated fair value of $334,000, which was recorded as an intangible asset related to the UCSD license in the consolidated balance sheet at the time of issuance. See Note 13.

c.

Revenue Recognition: We currently generate revenue primarily from grants to support various product development initiatives. We generally recognize grant revenue when expenses reimbursable under the grants have been paid and payments under the grants become contractually due.

We also earn revenues related to our licensing and distribution agreements. The consideration we are eligible to receive under our licensing and distribution agreements typically includes upfront payments, reimbursement for research and development costs, milestone payments, and royalties. Each licensing and distribution agreement is unique and requires separate assessment in accordance with current accounting standards. See Note 4.

d.

Recently Adopted Accounting Standards: In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process that requires companies to exercise more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. Since the issuance of ASU 2014-09, several additional ASUs have been issued and incorporated within Topic 606 to clarify various elements of the guidance. ASU 2014-09 allows a choice of transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements with a cumulative-effect adjustment reflected in retained earnings. ASU 2014-09 also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity’s nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods.

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

We adopted ASU 2014-09, along with additional related ASUs 2016-08, 2016-10, 2016-12 and 2016-20, effective January 1, 2018 using the modified retrospective method of adoption. The adoption of ASU 2014-09 and related ASUs resulted in increases in deferred revenue and accumulated deficit of $700,000. See Note 4.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows – Restricted Cash. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash or equivalents. Therefore, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption in permitted, including adoption in an interim period. If an entity early adopts ASU 2016-18 in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. We adopted ASU 2016-18 effective January 1, 2018. The adoption of ASU 2016-18 resulted in reclassification of $5.0 million of restricted cash in the consolidated statement of cash flows for the three-month period ended March 31, 2017.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.  ASU 2018-05 amends Accounting Standards Codification (“ASC”) Topic 740 to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the “Tax Act”) pursuant to Staff Accounting Bulletin No. 118.  ASU 2018-05 addresses situations where the accounting under ASC Topic 740 is incomplete for certain income tax effects of the Tax Act upon issuance of the entity’s financial statements for the reporting period in which the Tax Act was enacted.  The adoption of ASU 2018-05 in March 2018 did not have a material effect on our consolidated financial statements.

2.	Liquidity

As disclosed in the Company’s Annual Report on Form 10-K and other filings, the Company has been engaged in ongoing litigation with Capital Royalty Partners II L.P. (“CRG”) in its capacity as a lender and as control agent for other affiliated lenders party to the CRG Loan Agreement, in the District Court of Harris County, Texas (the “Texas Court”) relating to CRG’s claims of default under the terms the CRG Loan Agreement. Following a trial in December 2017, the Texas Court ruled that the Company’s total obligation to CRG is in excess of $66.0 million, limited to $66.0 million under the parties’ Global Settlement Agreement reached in 2017. The Texas Court acknowledged only the $59.0 million payment made in March 2017, concluding that the Company owed CRG another $7.0 million, however the Texas Court did not expressly take the Company’s June 2016 payment of $4.1 million into account and awarded, as part of the $66.0 million, amounts that had already been paid as part of the $4.1 million. The Company believes that this $4.1 million should be credited against the $7.0 million; CRG disagrees.

On January 16, 2018, the Company filed an emergency motion to set supersedeas bond and to modify judgment, describing the double recovery created by the $66.0 million award without taking into account the $4.1 million payment in June 2016, requesting that the judgment be modified to set the supersedeas amount at $2.9 million so that the Company could stay enforcement of the judgment pending appeal. The Texas Court refused to rule on this motion, and the court of appeals entered an order compelling the Texas Court to set a supersedeas amount. On March 26, 2018, the Texas Court ordered the Company to put up a supersedeas bond in the amount of $7.7 million. The Company filed for an emergency stay of the order in the appellate court in Harris County. On April 2, 2018, the appellate court denied the Company’s emergency stay motion. The Company continues to believe that the $4.1 million paid to CRG in June 2016 should be credited as payment toward the $66.0 million total, and the Company intends to further contest the matter through the appellate court in Texas.

On April 2, 2018, the Company entered into an Amendment to the Asset Purchase Agreement (the “Amendment”). Pursuant to the Amendment, Cardinal Health 414 paid the Company approximately $6.0 million and agreed to pay the Company an amount equal to the unused portion of the letter of credit (not to exceed approximately $7.1 million) promptly after the earlier of (i) the expiration of the letter of credit and (ii) the receipt by Cardinal Health 414 of evidence of the return and cancellation of the letter of credit. In exchange, the obligation of Cardinal Health 414 to make any further contingent payments has been eliminated. Cardinal Health 414 is still obligated to make the milestone payments in accordance with the terms of the earnout provisions of the Purchase Agreement. On April 9, 2018, CRG drew approximately $7.1 million on the letter of credit. This was in addition to the $4.1 million and the $59.0 million that Navidea had previously paid to CRG.

On April 12, 2018 Navidea filed suit in the Court of Common Pleas for Franklin County, Ohio (the “Ohio Court”) against CRG and certain of its affiliates (collectively, the “Lenders”).  The suit asserts that the Lenders fraudulently induced Navidea to enter into a settlement agreement and breached the terms of the same through certain actions taken by the Lenders in connection with the Global Settlement Agreement reached in 2017, pursuant to which Navidea agreed to pay up to $66.0 million to Lenders, as well as through actions and misrepresentations by CRG after the Global Settlement Agreement was executed.  The suit also asserts claims for conversion and unjust enrichment against the Lenders for their collection of more than $66.0 million, the maximum permitted under the Global Settlement Agreement, and their double recovery of amounts paid as part of the $4.1 million paid in June 2016 and recovered again as part of the $66.0 million. CRG’s double recovery and recovery of more than $66.0 million are due to CRG drawing the entire $7.1 million on the Cardinal Health 414 letter of credit. To date, no answer or other response or motion has been filed by the Lenders to Navidea’s complaint.

In a related proceeding before the Ohio Court, initially filed in 2016, and under which the Global Settlement Agreement was reached in 2017, the Ohio Court has issued preliminary findings that the settlement gave rise to a $66.0 million cap on amounts owed to Lenders by Navidea and that Navidea might not have been properly credited for certain funds in excess of $4.1 million previously swept by Lenders from a bank account owned by Navidea.  The Ohio Court also made a preliminary ruling that it possessed jurisdiction to interpret the settlement agreement at issue. The Company intends to pursue recovery of the $4.1 million, and other damages, in the Ohio Court.

On April 11, 2018, CRG filed a new suit against the Company in the Texas Court. This new suit seeks a declaratory judgment that CRG did not breach the Global Settlement Agreement by drawing approximately $7.1 million on the Cardinal Health 414 letter of credit. On April 16, 2018, CRG moved the Texas Court to issue an anti-suit injunction barring the Company from litigating in the Ohio Court. The Texas Court denied that motion on April 27, 2018. CRG served the Company with the new Texas suit on May 2, 2018, and the Company’s answer is due on May 21, 2018. The Company intends to contest this issue in the Ohio Court, the Texas Court, and on appeal in Texas.

In addition, the Company previously was a party to a Loan Agreement with Platinum-Montaur Life Sciences LLC (“Platinum-Montaur”), an affiliate of Platinum Management (NY) LLC, Platinum Partners Value Arbitrage Fund L.P. (“PPVA”), Platinum Partners Liquid Opportunity Master Fund L.P., Platinum Liquid Opportunity Management (NY) LLC, and Montsant Partners LLC (collectively, “Platinum”) (the “Platinum Loan Agreement”) and a Third Amended and Restated Promissory Note (“Platinum Note”) given by Navidea in favor of Platinum-Montaur.

In connection with the closing of the Asset Sale to Cardinal Health 414, the Company repaid to Platinum Partners Capital Opportunity Fund L.P. (“PPCO”) an aggregate of approximately $7.7 million in partial satisfaction of the Company’s liabilities, obligations and indebtedness under the Platinum Loan Agreement between the Company and Platinum-Montaur, which were transferred by Platinum-Montaur to PPCO. The Company was informed by PPVA that it was the owner of additional amounts owed on the Platinum-Montaur loan. PPVA claims a balance of approximately $1.9 million was due upon closing of the Asset Sale. That amount is also subject to competing claims of ownership by Dr. Michael Goldberg, the Company’s President and Chief Executive Officer. The Company has not yet paid any amounts to PPVA or Dr. Goldberg given the pending dispute.

On November 2, 2017, Platinum-Montaur commenced an action against the Company in the Supreme Court of the State of New York, County of New York, seeking damages of approximately $1.9 million purportedly due as of March 3, 2017, plus interest accruing thereafter. The claims asserted are for breach of contract and unjust enrichment in connection with funds received by the Company under the Platinum Loan Agreement. Said action was removed to the United States District of New York on December 6, 2017. An initial pretrial conference was held on January 26, 2018. At the conference the Court stayed the deadline for the Company to answer or otherwise respond to the complaint. The Court also directed the parties to engage in informal jurisdictional discovery and a follow up status conference was held on March 9, 2018, during which the Court set a briefing schedule and determined that Navidea’s motion to dismiss was due on April 6, 2018. The Company filed its motion to dismiss in advance of the filing deadline. A settlement conference was held on April 30, 2018 and attended by a representative of Navidea and counsel, Dr. Goldberg and counsel, and counsel for PPVA and PPCO.  PPCO requested participation in the conference due to certain recent issues that have arisen concerning potential liability of PPCO to Navidea under the release and indemnification provisions of the payoff letter issued by PPCO in connection with the payment PPCO has received under the Platinum Loan Agreement.  The settlement conference resulted in no agreement. Because the funds sought by Platinum-Montaur are subject to claims of competing ownership, the Company intends to continue to defend itself in the action.

The Company has experienced recurring net losses and recent unfavorable court rulings, and has used significant cash to fund its operations, all of which are factors that raise substantial doubt about our ability to continue as a going concern. Following the completion of the Amendment, including receipt of approximately $6.0 million from Cardinal Health 414 and the payment of all remaining amounts due to CRG through their draw on the Cardinal Health 414 letter of credit, we believe that substantial doubt about the Company’s financial position and ability to continue as a going concern has been mitigated. Our projected cash burn factors in certain cost cutting initiatives that have been approved by the board of directors and implemented, including reductions in the workforce and a reduction in facilities expenses. Additionally, we have considerable discretion over the extent of development project expenditures and have the ability to curtail the related cash flows as needed. The Company also has funds remaining under outstanding grant awards, and continues working to establish new sources of non-dilutive funding, including collaborations and additional grant funding that can augment the balance sheet as the Company works to reduce spending to levels that can be supported by our revenues. Based on our current working capital and our projected cash burn, management believes that the Company will be able to continue as a going concern for at least twelve months following the issuance of this Quarterly Report on Form 10-Q.

3.	Discontinued Operations

On March 3, 2017, the Company completed the sale to Cardinal Health 414 of its assets used, held for use, or intended to be used in operating its business of developing, manufacturing and commercializing a product used for lymphatic mapping, lymph node biopsy, and the diagnosis of metastatic spread to lymph nodes for staging of cancer, including the Company’s radioactive diagnostic agent marketed under the Lymphoseek® trademark for current approved indications by the FDA and similar indications approved by the FDA in the future, in Canada, Mexico and the United States. In exchange for the Acquired Assets, Cardinal Health 414 (i) made a cash payment to the Company at closing of approximately $80.6 million after adjustments based on inventory being transferred and an advance of $3.0 million of guaranteed earnout payments as part of the CRG settlement, (ii) assumed certain liabilities of the Company associated with the Product as specified in the Purchase Agreement, and (iii) agreed to make periodic earnout payments (to consist of contingent payments and milestone payments which, if paid, will be treated as additional purchase price) to the Company based on net sales derived from the purchased Product. On April 2, 2018, the Company entered into an Amendment to the Asset Purchase Agreement. Pursuant to the Amendment, Cardinal Health 414 paid the Company approximately $6.0 million and agreed to pay the Company an amount equal to the unused portion of the letter of credit (not to exceed approximately $7.1 million) promptly after the earlier of (i) the expiration of the letter of credit and (ii) the receipt by Cardinal Health 414 of evidence of the return and cancellation of the letter of credit. In exchange, the obligation of Cardinal Health 414 to make any further contingent payments has been eliminated. Cardinal Health 414 is still obligated to make the milestone payments in accordance with the terms of the earnout provisions of the Purchase Agreement.

We recorded a net gain on the sale of the Business of $88.7 million for the three months ended March 31, 2017, including $16.5 million in guaranteed consideration, which was discounted to the present value of future cash flows. The proceeds were offset by $3.3 million in estimated fair value of warrants issued to Cardinal Health 414, $2.0 million in legal and other fees related to the sale, $800,000 in net balance sheet dispositions and write-offs, and $4.6 million in estimated taxes.

As a result of the Asset Sale, we reclassified certain assets and liabilities as assets and liabilities associated with discontinued operations. The following liabilities have been segregated and included in liabilities associated with discontinued operations, as appropriate, in the consolidated balance sheets:

	March 31, 2018	December 31, 2017
Accrued liabilities	$—	$7,092
Liabilities associated with discontinued operations, current	$—	$7,092

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

	Three Months Ended March 31,
	2018	2017
Lymphoseek sales revenue	$—	$2,917,213
Cost of goods sold	—	364,192
Gross profit	—	2,553,021
Operating expenses:
Research and development	—	283,533
Selling, general and administrative	—	820,203
Total operating expenses	—	1,103,736
Income from discontinued operations	—	1,449,285
Interest expense	—	(1,718,506)
Loss before income taxes	—	(269,221)
Benefit from income taxes	—	13,360
Loss from discontinued operations	$—	$(255,861)

4.	Revenue from Contracts with Customers

The Company adopted ASU 2014-09, along with all subsequent related ASUs impacting revenue from contracts with customers (collectively, “the new revenue recognition standard”), effective January 1, 2018, using the modified retrospective method of adoption. The Company has applied the new revenue recognition standard for the three-month period ended March 31, 2018 with the cumulative effect of initially applying the new accounting recognized on January 1, 2018 as an adjustment to opening accumulated deficit. This adjustment reflects only contracts that were not completed as of January 1, 2018.

We earn revenues related to our licensing and distribution agreements. The terms of these agreements may include payment to us of non-refundable up-front license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved, and/or royalties on product sales. The new revenue recognition standard generally results in the delay of revenue recognition for the Company, as compared to the previous guidance. Previously, the Company recognized revenue related to non-refundable up-front license fees either immediately upon contract execution, or over the estimated period required to fulfill the related obligations. Under the new revenue recognition standard, the Company will generally be required to defer any up-front license fees and pre-market milestones, and recognize the revenue over the period beginning with initial product sale through the end of the initial term of the agreement.

The cumulative effect of the change on accumulated deficit as of January 1, 2018 is an increase of $700,000, consisting of $100,000 related to an up-front payment received upon execution of an exclusive license and distribution agreement with Sayre Pharmaceuticals (“Sayre”) for the development and commercialization of Tc99m tilmanocept in India in June 2017, and $600,000 related to up-front and milestone payments received pursuant to an exclusive licensing and distribution agreement with Beijing Sinotau Medical Research Co., Ltd. (“Sinotau”) for the marketing and distribution of Tc99m tilmanocept in China executed in August 2014. The following table compares deferred revenue as if the new revenue recognition standard had not been adopted to the amounts in the consolidated financial statements reflecting the adoption. Deferred revenue, the current portion of which is included in accrued liabilities and other in the consolidated balance sheets, and accumulated deficit are the only financial statement line items that were affected by the adoption of the new revenue recognition standard.

	Pre- Adoption	Post- Adoption	Change
Deferred revenue	$26,061	$726,061	$700,000
Accumulated deficit	(319,908,968)	(320,608,968)	(700,000)

During the three-month period ended March 31, 2018, the Company recognized revenue from contracts with customers of approximately $16,000. The Company did not recognize any related impairment losses during that period.

Navidea is focused on the development and commercialization of precision immunodiagnostic agents and immunotherapeutics. We manage our business based on two primary types of drug products: (i) diagnostic substances, including Tc99m tilmanocept and other diagnostic applications of our Manocept platform, and (ii) therapeutic development programs, including therapeutic applications of our Manocept platform and all development programs undertaken by MT. Tc99m tilmanocept, which the Company has a license to distribute outside of Canada, Mexico and the United States, is the only one of the Company’s drug product candidates that has been approved for sale in any market. The Company has license and distribution agreements in place in Europe, India and China, however Tc99 tilmanocept has only been approved for sale in Europe. The following table disaggregates the Company’s revenue from contracts with customers for the three-month period ended March 31, 2018.

Three Months Ended March 31, 2018	Diagnostics	Therapeutics	Total
Tc99m tilmanocept royalty revenue:
Europe	$795	$—	$795
India	—	—	—
China	—	—	—
Total	$795	$—	$795

Other revenue:
Additional stability studies	$15,037	$—	$15,037

The following economic factors affect the nature, amount, timing and uncertainty of the Company’s revenue and cash flows as indicated:

Geographical Location of Customers: Drug pricing models vary among different markets, which in turn may affect the royalty rates and milestones we are able to negotiate with our distributors in those markets. Royalty rates and milestone payments vary by contract but may be based in part on the potential market size in each territory. Royalty rates for Europe are lower than rates in India but higher than in China.

Status of Regulatory Approval: The majority of revenue from contracts with customers will generally be recognized after the product is approved for sale in each market. Each customer operates in its own distinct regulatory environment, and the laws and pathways to drug product approval vary by market. Tc99m tilmanocept has been approved for sale in Europe, thus the Company has begun to recognize royalties from sales in Europe. Tc99m tilmanocept has not yet been approved for sale in India or China, and may never achieve approval in those markets. The regulatory pathways and timelines in those markets will impact whether and when the Company recognizes the related royalties and milestones.

The following table summarizes the changes in contract liabilities, the current portion of which is included in accrued liabilities and other in the consolidated balance sheets, during the three-month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Total deferred revenue, beginning of period	$26,061	$41,098
Impact of adoption of ASU 2014-09 and related standards	700,000	—
Revenue recognized from satisfaction of performance obligations	(15,037)	(15,037)
Total deferred revenue, end of period	$711,024	$26,061

Currently, the Company recognizes revenue from up-front license fees and pre-market milestones after the cash has been received from its customers and the performance obligations have been met.  Payments for sales-based royalties and milestones are generally received after the related revenue has been recognized and invoiced. Normal payment terms generally range from 15 to 90 days following milestone achievement or royalty invoice, in accordance with each contract. The Company did not have any trade receivables or contract assets outstanding during the three-month period ended March 31, 2018.

During the three-month period ended March 31, 2018, the Company did not recognize any revenue from performance obligations associated with long-term contracts that were satisfied (or partially satisfied) in previous periods.

Up-front and milestone payments received related to our license and distribution agreements in India and China are deferred until Tc99m tilmanocept has been approved by the regulatory authorities in each of those countries. It is not possible to determine with any degree of certainty whether or when regulatory approval for this product will be achieved in India or China, if at all. In addition, since sales of Tc99m tilmanocept have not yet begun in India or China, there is no basis for estimating whether, to what degree, or the rate at which the product will be accepted and utilized in these markets. Therefore, it is not possible to determine with any degree of certainty the expected sales in future periods in those countries. As such, the Company intends to recognize revenue from up-front and milestone payments on a straight-line basis beginning at the time of regulatory approval in each country through the end of the initial term of each agreement. The initial term of each agreement is eight years in India and 10 years in China.

The transaction price of a contract is the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods or services to a customer. Transaction prices do not include amounts collected on behalf of third parties (e.g., sales taxes). To determine the transaction price of a contract, the Company considers the terms of the contract. For the purpose of determining transaction prices, the Company assumes that the goods or services will be transferred to the customer as promised in accordance with existing contracts and that the contracts will not be cancelled, renewed, or modified.

When estimating a contract’s transaction price, the Company considers all the information (historical, current, and forecasted) that is reasonably available to it and identifies possible consideration amounts. Most of the Company’s contracts with customers include both fixed and variable components of the transaction price. Under those contracts, some or all of the consideration for satisfied performance obligations is contingent on events over which the Company has no direct influence. For example, regulatory approval or product sales volume milestones are contingent upon the achievement of those milestones by the distributor. Additionally, the prices charged to end users of Tc99m tilmanocept, upon which royalty payments are based in Europe, India and China, are set by the distributor in each of those countries.

The milestone payments have a binary outcome (that is, the Company will either receive all or none of each milestone payment) and can be estimated using the most-likely-amount method. Taking into account the constraint on variable consideration, the Company has assessed the likelihood of achieving the non-sales-based milestone payments in our contracts and has determined that it is probable the milestones will be achieved and the Company will receive the consideration. Accordingly, it is probable that including those payments in the transaction price will not result in a significant revenue reversal when the contingency is resolved. Therefore, the amount of the non-sales-based milestone payments is included in the transaction price.

Royalties are estimated based on the expected value method because they are based on a variable amount of sales representing a range of possible outcomes. However, when taking into account the constraint on variable consideration, the estimate of future royalties included in the transaction price is generally $0. This conclusion is based on the fact that Tc99m tilmanocept is early in the commercial launch process in Europe and sales have not yet begun in India or China, therefore there is currently no basis for estimating whether, to what degree, or the rate at which the product will be accepted and utilized in these markets. Similarly, we currently have no basis for estimating whether sales-based milestones will ever be achieved. Accordingly, the Company recognizes revenue from royalties when the related sales occur and from sales-based milestones when they are achieved.

Up-front fees, milestones and royalties are generally non-refundable. Therefore, the Company does not estimate expected refunds nor do we adjust revenue downward. The Company will evaluate and update the estimated transaction prices of its contracts with customers at the end of each reporting period.

Through March 31, 2018, the Company has not capitalized any contract-related costs as contract assets.

5.	Fair Value

MT issued warrants to purchase MT Common Stock with certain characteristics including a net settlement provision that require the warrants to be accounted for as a derivative liability at fair value on the consolidated balance sheets. The estimated fair value of the MT warrants is $63,000 at both March 31, 2018 and December 31, 2017, is included in other liabilities on the accompanying consolidated balance sheets, and will continue to be measured on a recurring basis. See Note 1(b).

The following tables set forth, by level, financial liabilities measured at fair value on a recurring basis:

Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2018 and December 31, 2017
Description	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liability related to MT warrants	$—	$—	$63,000	$63,000

a.	Valuation Processes-Level 3 Measurements: The Company utilizes third-party valuation services that use complex models such as Monte Carlo simulation to estimate the value of our financial liabilities.

b.

Sensitivity Analysis-Level 3 Measurements: Changes in the valuation of MT as a whole may cause material changes in the fair value of the MT warrants. Significant increases (decreases) in the valuation of MT, such as may be the result of additional financing, could result in a higher (lower) fair value measurement. A change in the valuation of MT would not necessarily result in a directionally similar change in the value of the MT warrants.

There were no Level 1 or Level 2 liabilities outstanding at any time during the three-month periods ended March 31, 2018 and 2017. There were no transfers in or out of our Level 1 or Level 2 liabilities during the three-month periods ended March 31, 2018 or 2017. Changes in the estimated fair value of our Level 3 liabilities relating to unrealized gains (losses), if any, are recorded as changes in fair value of financial instruments in the consolidated statements of operations. The change in the estimated fair value of our Level 3 liabilities during the three-month periods ended March 31, 2018 and 2017 was $0 and a decrease of $140,000, respectively.

6.	Stock-Based Compensation

For the three-month periods ended March 31, 2018 and 2017, our total stock-based compensation expense, which includes reversals of expense for certain forfeited or cancelled awards, was approximately $138,000 and $147,000, respectively. We have not recorded any income tax benefit related to stock-based compensation in either of the three-month periods ended March 31, 2018 and 2017.

In connection with Dr. Goldberg’s appointment as Chief Executive Officer of the Company in September 2016, the Board of Directors awarded options to purchase 5,000,000 shares of our common stock to Dr. Goldberg. These stock options will vest 100% when the average closing price of the Company’s common stock over a period of five consecutive trading days equals or exceeds $2.50 per share, and expire on the tenth anniversary of the date of grant. These options have not yet been issued as there are insufficient awards available under the 2014 Amended and Restated Stock Incentive Plan (the “2014 Plan”). In March 2018, the Board of Directors authorized an amendment to add 10 million shares to the 2014 Plan, for a total 15 million shares available under the 2014 Plan, which remains subject to approval by Navidea’s stockholders.

A summary of the status of our stock options as of March 31, 2018, and changes during the three-month period then ended, is presented below:

	Three Months Ended March 31, 2018
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at beginning of period	3,687,679	$1.50
Granted	470,000	0.53
Exercised	—	—
Canceled and Forfeited	(5,000)	0.51
Expired	—	—
Outstanding at end of period	4,152,679	$1.39	6.8	$—
Exercisable at end of period	2,159,746	$2.06	4.5	$—

A summary of the status of our unvested restricted stock as of March 31, 2018, and changes during the three-month period then ended, is presented below:

	Three Months Ended March 31, 2018
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at beginning of period	150,000	$0.51
Granted	200,000	0.37
Vested	(100,000)	0.43
Forfeited	—	—
Unvested at end of period	250,000	$0.42

As of March 31, 2018, there was approximately $195,000 of total unrecognized compensation expense related to unvested stock-based awards, which we expect to recognize over the remaining weighted average vesting term of 1.3 years.

7.	(Loss) Earnings Per Share

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

The following table sets forth the reconciliation of the weighted average number of common shares outstanding used to compute basic and diluted (loss) earnings per share for the three-month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2018	2017
Weighted average shares outstanding, basic	162,269,012	160,376,476
Dilutive shares related to warrants	—	4,288,479
Unvested restricted stock	—	207,000
Weighted average shares outstanding, diluted	162,269,012	164,871,955

Diluted (loss) earnings per common share for the three-month periods ended March 31, 2018 and 2017 excludes the effects of 15.0 million and 15.9 million common share equivalents, respectively, since such inclusion would be anti-dilutive. The excluded shares consist of common shares issuable upon exercise of outstanding stock options and warrants, and upon the conversion of convertible debt and convertible preferred stock.

The Company’s unvested restricted stock awards contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”). Therefore, the unvested restricted stock awards are required to be included in the number of shares outstanding for both basic and diluted earnings per share calculations. However, due to our loss from continuing operations, 250,000 and 207,000 shares of unvested restricted stock for the three-month periods ended March 31, 2018 and 2017, respectively, were excluded in determining basic and diluted loss per share from continuing operations because such inclusion would be anti-dilutive.

8.	Accounts Payable, Accrued Liabilities and Other

At March 31, 2018, approximately $96,000 of accounts payable is being disputed by the Company related to unauthorized expenditures by a former executive during 2016.

Accrued liabilities and other at March 31, 2018 and December 31, 2017 includes an aggregate of $956,000 and $975,000, respectively, due to related parties for accrued bonuses and director fees.

9.	Notes Payable

Platinum

In July 2012, we entered into an agreement with Platinum-Montaur to provide us with a credit facility of up to $50 million. In connection with the closing of the Asset Sale to Cardinal Health 414, the Company repaid to PPCO an aggregate of approximately $7.7 million in partial satisfaction of the Company’s liabilities, obligations and indebtedness under the Platinum Loan Agreement between the Company and Platinum-Montaur, which were transferred by Platinum-Montaur to PPCO. The Company was informed by PPVA that it was the owner of additional amounts owed on the Platinum-Montaur loan. PPVA claims a balance of approximately $1.9 million was due upon closing of the Asset Sale. That amount is also subject to competing claims of ownership by Dr. Michael Goldberg, the Company’s President and Chief Executive Officer. The Company has not yet paid any amounts to PPVA or Dr. Goldberg given the pending dispute.

On November 2, 2017, Platinum-Montaur commenced an action against the Company in the Supreme Court of the State of New York, County of New York, seeking damages of approximately $1.9 million purportedly due as of March 3, 2017, plus interest accruing thereafter. The claims asserted are for breach of contract and unjust enrichment in connection with funds received by the Company under the Platinum Loan Agreement. Said action was removed to the United States District of New York on December 6, 2017. An initial pretrial conference was held on January 26, 2018. At the conference the Court stayed the deadline for the Company to answer or otherwise respond to the complaint. The Court also directed the parties to engage in informal jurisdictional discovery and a follow up status conference was held on March 9, 2018, during which the Court set a briefing schedule and determined that Navidea’s motion to dismiss was due on April 6, 2018. The Company filed its motion to dismiss in advance of the filing deadline. A settlement conference was held on April 30, 2018 and attended by a representative of Navidea and counsel, Dr. Goldberg and counsel, and counsel for PPVA and PPCO.  PPCO requested participation in the conference due to certain recent issues that have arisen concerning potential liability of PPCO to Navidea under the release and indemnification provisions of the payoff letter issued by PPCO in connection with the payment PPCO has received under the Platinum Loan Agreement.  The settlement conference resulted in no agreement. Because the funds sought by Platinum-Montaur are subject to claims of competing ownership, the Company intends to continue to defend itself in the action.

During the three-month periods ended March 31, 2018 and 2017, $42,000 and $143,000 of interest was compounded and added to the balance of the Platinum Note, respectively. As of March 31, 2018, the remaining outstanding principal balance of the Platinum Note was approximately $2.1 million.

The Platinum Note is reflected on the consolidated balance sheets at its estimated fair value, which includes the estimated fair value of the embedded conversion option of $0 at March 31, 2018 and December 31, 2017. Changes in the estimated fair value of the Platinum Note were decreases of $0 and $140,000, respectively, and were recorded as non-cash changes in fair value of the conversion option during the three-month periods ended March 31, 2018 and 2017. The estimated fair value of the Platinum Note was $2.1 million and $2.0 million as of March 31, 2018 and December 31, 2017, respectively.

Capital Royalty Partners II, L.P.

As disclosed in the Company’s Annual Report on Form 10-K and other filings, the Company has been engaged in ongoing litigation with CRG, in its capacity as a lender and as control agent for other affiliated lenders party to the CRG Loan Agreement, in the Texas Court relating to CRG’s claims of default under the terms the CRG Loan Agreement. Following a trial in December 2017, the Texas Court ruled that the Company’s total obligation to CRG is in excess of $66.0 million, limited to $66.0 million under the parties’ Global Settlement Agreement reached in 2017. The Texas Court acknowledged only the $59.0 million payment made in March 2017, concluding that the Company owed CRG another $7.0 million, however the Texas Court did not expressly take the Company’s June 2016 payment of $4.1 million into account and awarded, as part of the $66.0 million, amounts that had already been paid as part of the $4.1 million. The Company believes that this $4.1 million should be credited against the $7.0 million; CRG disagrees.

On January 16, 2018, the Company filed an emergency motion to set supersedeas bond and to modify judgment, describing the double recovery created by the $66.0 million award without taking into account the $4.1 million payment in June 2016, requesting that the judgment be modified to set the supersedeas amount at $2.9 million so that the Company could stay enforcement of the judgment pending appeal. The Texas Court refused to rule on this motion, and the court of appeals entered an order compelling the Texas Court to set a supersedeas amount. On March 26, 2018, the Texas Court ordered the Company to put up a supersedeas bond in the amount of $7.7 million. The Company filed for an emergency stay of the order in the appellate court in Harris County. On April 2, 2018, the appellate court denied the Company’s emergency stay motion. The Company continues to believe that the $4.1 million paid to CRG in June 2016 should be credited as payment toward the $66.0 million total, and the Company intends to further contest the matter through the appellate court in Texas.

On April 9, 2018, CRG drew approximately $7.1 million on the letter of credit. This was in addition to the $4.1 million and the $59.0 million that Navidea had previously paid to CRG.

On April 12, 2018 Navidea filed suit in the Ohio Court against the Lenders.  The suit asserts that the Lenders fraudulently induced Navidea to enter into a settlement agreement and breached the terms of the same through certain actions taken by the Lenders in connection with the Global Settlement Agreement reached in 2017, pursuant to which Navidea agreed to pay up to $66.0 million to Lenders, as well as through actions and misrepresentations by CRG after the Global Settlement Agreement was executed.  The suit also asserts claims for conversion and unjust enrichment against the Lenders for their collection of more than $66.0 million, the maximum permitted under the Global Settlement Agreement, and their double recovery of amounts paid as part of the $4.1 million paid in June 2016 and recovered again as part of the $66.0 million. CRG’s double recovery and recovery of more than $66.0 million are due to CRG drawing the entire $7.1 million on the Cardinal Health 414 letter of credit. To date, no answer or other response or motion has been filed by the Lenders to Navidea’s complaint.

In a related proceeding before the Ohio Court, initially filed in 2016, and under which the Global Settlement Agreement was reached in 2017, the Ohio Court has issued preliminary findings that the settlement gave rise to a $66.0 million cap on amounts owed to Lenders by Navidea and that Navidea might not have been properly credited for certain funds in excess of $4.1 million previously swept by Lenders from a bank account owned by Navidea.  The Ohio Court also made a preliminary ruling that it possessed jurisdiction to interpret the settlement agreement at issue. The Company intends to pursue recovery of the $4.1 million, and other damages, in the Ohio Court.

On April 11, 2018, CRG filed a new suit against the Company in the Texas Court. This new suit seeks a declaratory judgment that CRG did not breach the Global Settlement Agreement by drawing approximately $7.1 million on the Cardinal Health 414 letter of credit. On April 16, 2018, CRG moved the Texas Court to issue an anti-suit injunction barring the Company from litigating in the Ohio Court. The Texas Court denied that motion on April 27, 2018. CRG served the Company with the new Texas suit on May 2, 2018, and the Company’s answer is due on May 21, 2018. The Company intends to contest this issue in the Ohio Court, the Texas Court, and on appeal in Texas. See Notes 2, 11 and 17(b).

IPFS Corporation

In December 2016, we prepaid $348,000 of insurance premiums through the issuance of a note payable to IPFS Corporation (“IPFS”) with an interest rate of 8.99%. The note was payable in eight monthly installments of $45,000, with the final payment due in July 2017.

In November 2017, we prepaid $396,000 of insurance premiums through the issuance of a note payable to IPFS with an interest rate of 4.0%. The note is payable in ten monthly installments of $40,000, with the final payment due in August 2018. The balance of the note is approximately $200,000 and $318,000 as of March 31, 2018 and December 31, 2017, respectively, and is included in notes payable, current in the consolidated balance sheets.

Summary

During the three-month periods ended March 31, 2018 and 2017, we recorded interest expense of $44,000 and $1.7 million, respectively, related to our notes payable. Of these amounts, $42,000 and $143,000 was compounded and added to the balance of our notes payable during the three-month periods ended March 31, 2018 and 2017, respectively.

10.	Terminated Lease Liability

Effective June 1, 2017, Navidea relocated its Dublin, Ohio headquarters from 5600 Blazer Parkway (“Blazer”) to a smaller space at 4995 Bradenton Avenue. The Company concurrently executed a sublease arrangement for the Blazer space (the “Sublease”) because there is no early termination provision in the Blazer lease. The Blazer lease and the Sublease end simultaneously in October 2022.

In accordance with current accounting guidance, the Company initially recorded a total liability of $1.0 million, which was equal to the fair value of the remaining payments due under the Blazer Lease, net of the fair value of the payments to be received by the Company under the Sublease, and including a finder’s fee. The Company also recorded a loss on contract termination of $399,000 and a loss on disposal of assets, primarily leasehold improvements and furniture and fixtures, related to the Blazer space of $706,000. Both losses were included in selling, general and administrative expenses for the year ended December 31, 2017.

A summary of the changes in our terminated lease liability during the three-month period ended March 31, 2018 is presented below:

Terminated Lease Liability
Total liability, January 1, 2018	$695,307
Changes in estimated future payments	(44,755)
Payments under Blazer lease	(93,217)
Receipts from subtenant	117,373
Accretion of liability	8,690
Total liability, March 31, 2018	$683,398

11.	Commitments and Contingencies

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

In October 2017, the Company executed a letter of intent with Sinotau and Cerveau Technologies, Inc. (“Cerveau”), outlining a plan to sublicense to Cerveau the worldwide rights to conduct research using NAV4694, as well as grant to Cerveau an exclusive license for the development, marketing and commercialization of NAV4694 in Australia, Canada, China and Singapore. The letter of intent included a provision stating that Sinotau will release all claims in the Sinotau Litigation upon the parties’ execution of a definitive agreement; the commercial rights agreement contemplated by the letter of intent would also include a release of such claims and a covenant not to sue on such claims.

In April 2018, the Company executed an agreement to provide Meilleur Technologies, Inc., (“Meilleur”), a wholly-owned subsidiary of Cerveau, worldwide rights to conduct research using NAV4694, as well as an exclusive license for the development and commercialization of NAV4694 in Australia, Canada, China, and Singapore. Meilleur also has an option to commercialize worldwide. As a result of the agreement, Navidea expects that the litigation initiated by Sinotau will be dismissed.

CRG Litigation

As disclosed in the Company’s Annual Report on Form 10-K and other filings, the Company has been engaged in ongoing litigation with CRG, in its capacity as a lender and as control agent for other affiliated lenders party to the CRG Loan Agreement, in the Texas Court relating to CRG’s claims of default under the terms the CRG Loan Agreement. Following a trial in December 2017, the Texas Court ruled that the Company’s total obligation to CRG is in excess of $66.0 million, limited to $66.0 million under the parties’ Global Settlement Agreement reached in 2017. The Texas Court acknowledged only the $59.0 million payment made in March 2017, concluding that the Company owed CRG another $7.0 million, however the Texas Court did not expressly take the Company’s June 2016 payment of $4.1 million into account and awarded, as part of the $66.0 million, amounts that had already been paid as part of the $4.1 million. The Company believes that this $4.1 million should be credited against the $7.0 million; CRG disagrees.

On January 16, 2018, the Company filed an emergency motion to set supersedeas bond and to modify judgment, describing the double recovery created by the $66.0 million award without taking into account the $4.1 million payment in June 2016, requesting that the judgment be modified to set the supersedeas amount at $2.9 million so that the Company could stay enforcement of the judgment pending appeal. The Texas Court refused to rule on this motion, and the court of appeals entered an order compelling the Texas Court to set a supersedeas amount. On March 26, 2018, the Texas Court ordered the Company to put up a supersedeas bond in the amount of $7.7 million. The Company filed for an emergency stay of the order in the appellate court in Harris County. On April 2, 2018, the appellate court denied the Company’s emergency stay motion. The Company continues to believe that the $4.1 million paid to CRG in June 2016 should be credited as payment toward the $66.0 million total, and the Company intends to further contest the matter through the appellate court in Texas.

On April 9, 2018, CRG drew approximately $7.1 million on the letter of credit. This was in addition to the $4.1 million and the $59.0 million that Navidea had previously paid to CRG.

On April 12, 2018 Navidea filed suit in the Ohio Court against the Lenders.  The suit asserts that the Lenders fraudulently induced Navidea to enter into a settlement agreement and breached the terms of the same through certain actions taken by the Lenders in connection with the Global Settlement Agreement reached in 2017, pursuant to which Navidea agreed to pay up to $66.0 million to Lenders, as well as through actions and misrepresentations by CRG after the Global Settlement Agreement was executed.  The suit also asserts claims for conversion and unjust enrichment against the Lenders for their collection of more than $66.0 million, the maximum permitted under the Global Settlement Agreement, and their double recovery of amounts paid as part of the $4.1 million paid in June 2016 and recovered again as part of the $66.0 million. CRG’s double recovery and recovery of more than $66.0 million are due to CRG drawing the entire $7.1 million on the Cardinal Health 414 letter of credit. To date, no answer or other response or motion has been filed by the Lenders to Navidea’s complaint.

In a related proceeding before the Ohio Court, initially filed in 2016, and under which the Global Settlement Agreement was reached in 2017, the Ohio Court has issued preliminary findings that the settlement gave rise to a $66.0 million cap on amounts owed to Lenders by Navidea and that Navidea might not have been properly credited for certain funds in excess of $4.1 million previously swept by Lenders from a bank account owned by Navidea.  The Ohio Court also made a preliminary ruling that it possessed jurisdiction to interpret the settlement agreement at issue. The Company intends to pursue recovery of the $4.1 million, and other damages, in the Ohio Court.

On April 11, 2018, CRG filed a new suit against the Company in the Texas Court. This new suit seeks a declaratory judgment that CRG did not breach the Global Settlement Agreement by drawing approximately $7.1 million on the Cardinal Health 414 letter of credit. On April 16, 2018, CRG moved the Texas Court to issue an anti-suit injunction barring the Company from litigating in the Ohio Court. The Texas Court denied that motion on April 27, 2018. CRG served the Company with the new Texas suit on May 2, 2018, and the Company’s answer is due on May 21, 2018. The Company intends to contest this issue in the Ohio Court, the Texas Court, and on appeal in Texas. See Notes 2, 9 and 17(b).

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

Platinum-Montaur Life Sciences LLC

On November 2, 2017, Platinum-Montaur commenced an action against the Company in the Supreme Court of the State of New York, County of New York, seeking damages of approximately $1.9 million purportedly due as of March 3, 2017, plus interest accruing thereafter. The claims asserted are for breach of contract and unjust enrichment in connection with funds received by the Company under the Platinum Loan Agreement. Said action was removed to the United States District of New York on December 6, 2017. An initial pretrial conference was held on January 26, 2018. At the conference the Court stayed the deadline for the Company to answer or otherwise respond to the complaint. The Court also directed the parties to engage in informal jurisdictional discovery and a follow up status conference was held on March 9, 2018, during which the Court set a briefing schedule and determined that Navidea’s motion to dismiss was due on April 6, 2018. The Company filed its motion to dismiss in advance of the filing deadline. A settlement conference was held on April 30, 2018 and attended by a representative of Navidea and counsel, Dr. Goldberg and counsel, and counsel for PPVA and PPCO.  PPCO requested participation in the conference due to certain recent issues that have arisen concerning potential liability of PPCO to Navidea under the release and indemnification provisions of the payoff letter issued by PPCO in connection with the payment PPCO has received under the Platinum Loan Agreement.  The settlement conference resulted in no agreement. Because the funds sought by Platinum-Montaur are subject to claims of competing ownership, the Company intends to continue to defend itself in the action.

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

During the three-month periods ended March 31, 2018 and 2017, we issued 458,401 and 707,353 shares of our common stock valued at $165,000 and $368,000, respectively, to our employees as partial payment in lieu of cash for their 2017, 2016 and 2015 bonuses.

During the three-month period ended March 31, 2018, we issued 94,684 shares of our common stock as matching contributions to our 401(k) Plan which were valued at $36,000.

During the three-month period ended March 31, 2017, we issued 16,406 shares of our common stock valued at $10,500 to certain members of our Board of Directors as payment in lieu of cash for their retainer fees. We did not make any such stock payments to our directors during the three-month period ended March 31, 2018.

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

At March 31, 2018, there are 16.9 million warrants outstanding to purchase Navidea's common stock. The warrants are exercisable at prices ranging from $0.01 to $3.04 per share with a weighted average exercise price of $1.19 per share. The warrants have remaining outstanding terms ranging from three months to 17 years.

In addition, at March 31, 2018, there are 300 warrants outstanding to purchase MT Common Stock. The warrants are exercisable at $2,000 per share.

14.	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. DTAs and DTLs are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on DTAs and DTLs of a change in tax rates is recognized in income in the period that includes the enactment date.

Current accounting standards require a valuation allowance against DTAs if, based on the weight of available evidence, it is more likely than not that some or all of the DTAs may not be realized. Due to the uncertainty surrounding the realization of these DTAs in future tax returns, all of the DTAs have been fully offset by a valuation allowance at March 31, 2018 and December 31, 2017, except the alternative minimum tax (“AMT”) credit carryforward amount described below.

In assessing the realizability of DTAs, management considers whether it is more likely than not that some portion or all of the DTAs will not be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the DTAs are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences or tax carryforwards as of March 31, 2018 except for the AMT credit carryforward.

The Tax Cuts and Jobs Act was signed into law on December 22, 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. The Tax Act repeals the AMT for corporations, and permits any existing AMT credit carryforwards to be used to reduce the regular tax obligation in 2018, 2019 and 2020. Companies may continue using AMT credits to offset any regular income tax liability in years 2018 through 2020, with 50 percent of remaining AMT credits refunded in each of the 2018, 2019 and 2020 tax years, and all remaining credits refunded in tax year 2021. This results in full realization of an existing AMT credit carryforward irrespective of future taxable income. Accordingly, the Company recorded AMT credit carryforwards of $1.2 million in other noncurrent assets in the consolidated balance sheets as of March 31, 2018 and December 31, 2017. The impact of many provisions of the Tax Act lack clarity and is subject to interpretation until additional IRS guidance is issued. The ultimate impact of the Tax Act may differ from the Company’s estimates due to changes in the interpretations and assumptions made as well as any forthcoming regulatory guidance.

Current accounting standards include guidance on the accounting for uncertainty in income taxes recognized in the financial statements. Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility. As a result, no liability for uncertain tax positions was recorded as of March 31, 2018 or December 31, 2017 and we do not expect any significant changes in the next twelve months. Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense. As of March 31, 2018, tax years 2014-2017 remained subject to examination by federal and state tax authorities.

Benefit from income taxes was $0 for the three-month period ended March 31, 2018, representing an effective tax rate of 0%, as compared to a benefit from income taxes of $1.5 million for the three-month period ended March 31, 2017, representing an effective tax rate of 33.7%. The decrease in the effective rate for the three-month period ended March 31, 2018 compared with the same period in 2017 is primarily due to the gain on sale of our Lymphoseek product in 2017.

As of March 31, 2018, we had approximately $131.8 million of federal and $20.4 million of state net operating loss carryforwards, as well as approximately $9.7 million of federal R&D credit carryforwards.

15.	Segments

We report information about our operating segments using the “management approach” in accordance with current accounting standards. This information is based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance. Our reportable segments are identified based on differences in products, services and markets served. There were no inter-segment sales. We manage our business based on two primary types of drug products: (i) diagnostic substances, including Tc 99m tilmanocept and other diagnostic applications of our Manocept platform, and NAV4694, and (ii) therapeutic development programs, including therapeutic applications of our Manocept platform and all development programs undertaken by MT.

The information in the following tables is derived directly from each reportable segment’s financial reporting.

Three Months Ended March 31, 2018	Diagnostics	Therapeutics	Corporate	Total
Tc99m tilmanocept royalty revenue	$795	$—	$—	$795
Grant and other revenue	232,436	43,214	—	275,650
Total revenue	233,231	43,214	—	276,445
Cost of goods sold	318	—	—	318
Research and development expenses	785,011	213,945	—	998,956
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	8,607	1,729,778	1,738,385
Depreciation and amortization (2)	—	—	37,987	37,987
Loss from operations (3)	(552,098)	(179,338)	(1,767,765)	(2,499,201)
Other expense (4)	—	—	(4,238,761)	(4,238,761)
Net loss	(552,098)	(179,338)	(6,006,526)	(6,737,962)
Total assets, net of depreciation and amortization:
United States	$13,077,979	$27,228	$5,189,637	$18,294,844
International	26,055	—	1,328	27,383
Capital expenditures	—	—	—	—

Three Months Ended March 31, 2017	Diagnostics	Therapeutics	Corporate	Total
Grant and other revenue	$571,362	$8,668	$—	$580,030
Research and development expenses	413,202	292,072	—	705,274
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	2,521	2,943,123	2,945,644
Depreciation and amortization (2)	—	—	76,790	76,790
Income (loss) from operations (3)	158,160	(285,925)	(3,019,913)	(3,147,678)
Other expense	—	—	(1,171,109)	(1,171,109)
Income tax (expense) benefit	(53,254)	96,273	1,411,153	1,454,172
Net income (loss) from continuing operations	104,906	(189,652)	(2,779,869)	(2,864,615)
Loss from discontinued operations, net of tax	(255,861)	—	—	(255,861)
Gain on sale of discontinued operations, net of tax	88,701,501	—	—	88,701,501
Net income (loss)	88,550,546	(189,652)	(2,779,869)	85,581,025
Total assets, net of depreciation and amortization:
United States	$9,692,007	$897	$23,116,511	$32,809,415
International	115,279	—	893	116,172
Capital expenditures	—	—	—	—

(1)

General and administrative expenses, excluding depreciation and amortization, represent costs that relate to the general administration of the Company and as such are not currently allocated to our individual reportable segments, other than those expenses directly incurred by MT.

(2)

Depreciation and amortization is reflected in selling, general and administrative expenses ($37,987 and $76,790 for the three-month periods ended March 31, 2018 and 2017, and $9,745 was included in discontinued operations for the three-month period ended March 31, 2017).

(3)

Loss from operations does not reflect the allocation of certain selling, general and administrative expenses, excluding depreciation and amortization, to our individual reportable segments, other than those expenses directly incurred by MT.

(4)	Amounts consist primarily of losses on debt extinguishment and changes in fair value of financial instruments, which are not currently allocated to our individual reportable segments.

16.	Supplemental Disclosure for Statements of Cash Flows

During the three-month periods ended March 31, 2018 and 2017, we paid interest aggregating $3,000 and $7.3 million, respectively. During the three-month period ended March 31, 2018, we issued 94,684 shares of our common stock as a matching contribution to our 401(k) Plan which were valued at $36,000. During the three-month period ended March 31, 2017, we issued 1.0 million Series NN warrants to UCSD with an estimated fair value of $334,000.

17.	Subsequent Events

The Company has evaluated events and transactions subsequent to March 31, 2018 and through the date these consolidated financial statements were included in this Form 10-Q and filed with the SEC.

a.

Amendment to Asset Purchase Agreement: On April 2, 2018, the Company entered into an Amendment to the Asset Purchase Agreement. Pursuant to the Amendment, Cardinal Health 414 paid the Company approximately $6.0 million and agreed to pay the Company an amount equal to the unused portion of the letter of credit (not to exceed approximately $7.1 million) promptly after the earlier of (i) the expiration of the letter of credit and (ii) the receipt by Cardinal Health 414 of evidence of the return and cancellation of the letter of credit. In exchange, the obligation of Cardinal Health 414 to make any further contingent payments has been eliminated. Cardinal Health 414 is still obligated to make the milestone payments in accordance with the terms of the earnout provisions of the Purchase Agreement.

b.

CRG Litigation: On January 16, 2018, the Company filed an emergency motion to set supersedeas bond and to modify judgment, describing the double recovery created by the $66.0 million award without taking into account the $4.1 million payment in June 2016, requesting that the judgment be modified to set the supersedeas amount at $2.9 million so that the Company could stay enforcement of the judgment pending appeal. The Texas Court refused to rule on this motion, and the court of appeals entered an order compelling the Texas Court to set a supersedeas amount. On March 26, 2018, the Texas Court ordered the Company to put up a supersedeas bond in the amount of $7.7 million. The Company filed for an emergency stay of the order in the appellate court in Harris County. On April 2, 2018, the appellate court denied the Company’s emergency stay motion. The Company continues to believe that the $4.1 million paid to CRG in June 2016 should be credited as payment toward the $66.0 million total, and the Company intends to further contest the matter through the appellate court in Texas.

On April 9, 2018, CRG drew approximately $7.1 million on the letter of credit. This was in addition to the $4.1 million and the $59.0 million that Navidea had previously paid to CRG.

On April 12, 2018 Navidea filed suit in the Ohio Court against the Lenders.  The suit asserts that the Lenders fraudulently induced Navidea to enter into a settlement agreement and breached the terms of the same through certain actions taken by the Lenders in connection with the Global Settlement Agreement reached in 2017, pursuant to which Navidea agreed to pay up to $66.0 million to Lenders, as well as through actions and misrepresentations by CRG after the Global Settlement Agreement was executed.  The suit also asserts claims for conversion and unjust enrichment against the Lenders for their collection of more than $66.0 million, the maximum permitted under the Global Settlement Agreement, and their double recovery of amounts paid as part of the $4.1 million paid in June 2016 and recovered again as part of the $66.0 million. CRG’s double recovery and recovery of more than $66.0 million are due to CRG drawing the entire $7.1 million on the Cardinal Health 414 letter of credit. To date, no answer or other response or motion has been filed by the Lenders to Navidea’s complaint.

In a related proceeding before the Ohio Court, initially filed in 2016, and under which the Global Settlement Agreement was reached in 2017, the Ohio Court has issued preliminary findings that the settlement gave rise to a $66.0 million cap on amounts owed to Lenders by Navidea and that Navidea might not have been properly credited for certain funds in excess of $4.1 million previously swept by Lenders from a bank account owned by Navidea.  The Ohio Court also made a preliminary ruling that it possessed jurisdiction to interpret the settlement agreement at issue. The Company intends to pursue recovery of the $4.1 million, and other damages, in the Ohio Court.

On April 11, 2018, CRG filed a new suit against the Company in the Texas Court. This new suit seeks a declaratory judgment that CRG did not breach the Global Settlement Agreement by drawing approximately $7.1 million on the Cardinal Health 414 letter of credit. On April 16, 2018, CRG moved the Texas Court to issue an anti-suit injunction barring the Company from litigating in the Ohio Court. The Texas Court denied that motion on April 27, 2018. CRG served the Company with the new Texas suit on May 2, 2018, and the Company’s answer is due on May 21, 2018. The Company intends to contest this issue in the Ohio Court, the Texas Court, and on appeal in Texas.

c.

Platinum Litigation: A settlement conference was held on April 30, 2018 and attended by a representative of Navidea and counsel, Dr. Goldberg and counsel, and counsel for PPVA and PPCO.  PPCO requested participation in the conference due to certain recent issues that have arisen concerning potential liability of PPCO to Navidea under the release and indemnification provisions of the payoff letter issued by PPCO in connection with the payment PPCO has received under the Platinum Loan Agreement.  The settlement conference resulted in no agreement. Because the funds sought by Platinum-Montaur are subject to claims of competing ownership, the Company intends to continue to defend itself in the action.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

●	our history of operating losses and uncertainty of future profitability;

●	our ability to successfully complete research and further development of our drug candidates;

●	the timing, cost and uncertainty of obtaining regulatory approvals of our drug candidates;

●	our ability to successfully commercialize our drug candidates;

●	our expectations and estimates concerning future financial performance, financing plans and the impact of competition;

●	our ability to raise capital sufficient to fund our development programs;

●	our dependence on royalties and grant revenue;

●	our limited product line and distribution channels;

●	advances in technologies and development of new competitive products;

●	our ability maintain effective control over financial reporting; and

●	other risk factors set forth in this report and detailed in our most recent Annual Report on Form 10-K and other SEC filings.

In addition, in this report, we use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “estimate,” “project,” and similar expressions to identify forward-looking statements.

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

The Company

Navidea Biopharmaceuticals, Inc., a Delaware corporation (NYSE American: NAVB), is a biopharmaceutical company focused on the development and commercialization of precision immunodiagnostic agents and immunotherapeutics. Navidea is developing multiple precision-targeted products based on our Manocept™ platform to enhance patient care by identifying the sites and pathways of undetected disease and enable better diagnostic accuracy, clinical decision-making and targeted treatment.

Navidea’s Manocept platform is predicated on the ability to specifically target the CD206 mannose receptor expressed on activated macrophages. The Manocept platform serves as the molecular backbone of Tc99m tilmanocept, the first product developed and commercialized by Navidea based on the platform.

On March 3, 2017, pursuant to an Asset Purchase Agreement dated November 23, 2016, the Company completed its previously announced sale to Cardinal Health 414 of its assets used, held for use, or intended to be used in operating its business of developing, manufacturing and commercializing a product used for lymphatic mapping, lymph node biopsy, and the diagnosis of metastatic spread to lymph nodes for staging of cancer, including the Company’s radioactive diagnostic agent marketed under the Lymphoseek® trademark for current approved indications by the FDA and similar indications approved by the FDA in the future, in Canada, Mexico and the United States (giving effect to the License-Back described below and excluding certain assets specifically retained by the Company). Such assets sold in the Asset Sale consist primarily of, without limitation, (i) intellectual property used in or reasonably necessary for the conduct of the Business, (ii) inventory of, and customer, distribution, and product manufacturing agreements related to, the Business, (iii) all product registrations related to the Product, including the new drug application approved by the FDA for the Product and all regulatory submissions in the United States that have been made with respect to the Product and all Health Canada regulatory submissions and, in each case, all files and records related thereto, (iv) all related clinical trials and clinical trial authorizations and all files and records related thereto, and (v) all rights, title and interest in and to the Product, as specified in the Purchase Agreement.

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

As part of the Asset Sale, the Company and Cardinal Health 414 also entered into ancillary agreements providing for transitional services and other arrangements. The Company amended and restated its license agreement with UCSD pursuant to which UCSD granted a license to the Company to exploit certain intellectual property rights owned by UCSD and, separately, Cardinal Health 414 entered into a license agreement with UCSD pursuant to which UCSD granted a license to Cardinal Health 414 to exploit certain intellectual property rights owned by UCSD for Cardinal Health 414 to sell the Product in the Territory.

In exchange for the Acquired Assets, Cardinal Health 414 (i) made a cash payment to the Company at closing of approximately $80.6 million after adjustments based on inventory being transferred and an advance of $3.0 million of guaranteed earnout payments as part of the settlement with CRG (described below in Part II, Item 1 – Legal Proceedings), (ii) assumed certain liabilities of the Company associated with the Product as specified in the Purchase Agreement, and (iii) agreed to make periodic earnout payments (to consist of contingent payments and milestone payments which, if paid, will be treated as additional purchase price) to the Company based on net sales derived from the purchased Product subject, in each case, to Cardinal Health 414’s right to off-set. In no event will the sum of all earnout payments, as further described in the Purchase Agreement, exceed $230 million over a period of ten years, of which $20.1 million are guaranteed payments for the three years immediately after closing of the Asset Sale. At the closing of the Asset Sale, $3 million of such earnout payments were advanced by Cardinal Health 414 to the Company, and paid to CRG as part of the Deposit Amount paid to CRG.

Upon closing of the Asset Sale, the Supply and Distribution Agreement dated November 15, 2007, as amended, between Cardinal Health 414 and the Company was terminated and, as a result, the provisions thereof are of no further force or effect (other than any indemnification, payment, notification or data sharing obligations which survive the termination). At the closing of the Asset Sale, Cardinal Health 414 paid to the Company $1.2 million, as an estimate of the accrued revenue sharing payments owed to the Company as of the closing date, net of prior payments.

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

We manage our business based on two primary types of drug products: (i) diagnostic substances, including Tc99m tilmanocept and other diagnostic applications of our Manocept platform and NAV4694, and (ii) therapeutic development programs, including therapeutic applications of our Manocept platform and all development programs undertaken by Macrophage Therapeutics, Inc. (“MT”). See Note 15 to the consolidated financial statements for more information about our business segments.

Product Line Overview

Our primary development efforts over the last several years were focused on diagnostic products, including Lymphoseek which was sold to Cardinal Health 414 in March 2017. Our more recent initiatives have been focused exclusively on diagnostic and therapeutic line extensions based on our Manocept platform.

Manocept Platform - Diagnostics and Therapeutics Background

Navidea’s Manocept platform is predicated on the ability to specifically target the CD206 mannose receptor expressed on activated macrophages.  This flexible and versatile platform serves as a molecular engine for purpose-built targeted imaging molecules that may significantly impact patient care by providing enhanced diagnostic accuracy, clinical decision-making, and target-specific treatment.  This disease-targeted drug platform is applicable to a range of diagnostic modalities, including single photon emission computed tomography (“SPECT”), positron emission tomography (“PET”), gamma-scanning (both imaging and topical) and intra-operative and/or optical-fluorescence detection, as well as delivery of therapeutic compounds that target macrophages, and their role in a variety of immune- and inflammation-based disorders.  The FDA-approved sentinel node/lymphatic mapping agent, Tc99m tilmanocept, is representative of the ability to successfully exploit this mechanism to develop powerful new products and to expand this technology into additional diagnostic and therapeutic applications.

Activated macrophages play important roles in many disease states and are an emerging target in many diseases where diagnostic uncertainty exists.  Impairment of the macrophage-driven disease mechanisms is an area of increasing and proven focus in medicine.  The number of people affected by all the inflammatory diseases combined is estimated at more than 40 million in the United States and perhaps 700 million worldwide, making macrophage-mediated diseases an area of remarkable clinical importance.  There are many recognized disorders having macrophage involvement, including RA, atherosclerosis/vulnerable plaque, NASH, inflammatory bowel disease, systemic lupus erythematosus, KS, and others that span clinical areas in oncology, autoimmunity, infectious diseases, cardiology, CNS diseases, and inflammation.  For the near term, we have selected target diseases that would benefit from this remarkable technology, most deriving improved clinical potential both diagnostically and therapeutically.

Manocept Platform – Immuno-Diagnostics Clinical Data

Rheumatoid Arthritis (“RA”)

Two Tc99m tilmanocept dose escalation studies in RA have been initiated.  The first study was completed and included 18 subjects (nine with active disease and nine healthy subjects) dosed subcutaneously with 50 and 200 µg/2mCi Tc99m tilmanocept (ClinicalTrials.gov NCT02683421).  The results of this study were presented at three international meetings, including Biotechnology Innovation Organization (“BIO”), Society of Nuclear Medicine and Molecular Imaging (“SNMMI”), and The American College of Rheumatology (“ACR”), 2017.  This study is submitted for peer review publication.  In addition, based on completion of extensive preclinical dosing studies pursuant to our dialog with the FDA, we have completed a study involving intravenous (“IV”) dosing of Tc99m tilmanocept (ClinicalTrials.gov NCT02865434).  In conjunction with this study, we have completed pharmacokinetic, pharmacodynamics and radiation dosimetry phases in human subjects as well.  The majority of these studies have been supported through a Small Business Innovation Research (“SBIR”) grant (NIH/NIAMSD Grant 1 R44 AR067583-01A1).  We anticipate a presentation of the results at the June 2018 SNMMI meeting.  A preliminary assessment of the data from this study have been submitted for publication and full published results will follow.

Cardiovascular Disease (“CV”)

Results of our studies to date provide strong evidence of the potential of Tc99m tilmanocept to accumulate in high-risk morphology plaques, the ability to make preliminary comparisons of aortic Tc99m tilmanocept uptake by SPECT/CT in clinically symptomatic patients vs. healthy age-matched subjects, and to evaluate the ability of Tc99m tilmanocept to identify the same aortic atherosclerotic plaques that are identified by contrast enhanced coronary computed tomography angiography and/or PET/CT.  A nine-subject study to evaluate diagnostic imaging of emerging atherosclerosis plaque with the Tc99m tilmanocept product dosed subcutaneously is complete (ClinicalTrials.gov NCT02542371).  The results of this study were presented at two major international meetings (Conference on Retroviruses and Opportunistic Infections (“CROI”) and SNMMI, 2017) and published in early release in the Journal of Infectious Diseases in January 2017 (published in the circulated version, Journal of Infectious Diseases (2017) 215 (8): 1264-1269), confirming that the Tc99m tilmanocept product can both quantitatively and qualitatively target non-calcified plaque in the aortic arch of Acquired Immunodeficiency Syndrome (“AIDS”) patients (supported by NIH/NHLBI Grant 1 R43 HL127846-01).

We have also begun a second Phase1/2 study in cooperation with Massachusetts General Hospital in subjects with Human Immunodeficiency Virus (“HIV”) that expands the original study in both the scope of the drug administration as well as the diagnostic assessment of the subjects.  This study will enroll up to 24 AIDS subjects and healthy controls in imaging soft plaque using IV-administered Tc99m tilmanocept, and expand the initial investigation to the assessment of aortic plaque as well as carotid and coronary arteries.  We anticipate results by the end of the third quarter of 2018.  In addition, we have applied for follow-on NIH/NHLBI support to fund additional clinical studies that are currently under development and design for Phase 2 trials.

Kaposi’s Sarcoma (“KS”)

KS is a serious and potentially life threatening illness in persons infected with HIV and the third leading cause of death in this population worldwide.  The prognosis for patients with KS is poor with high probabilities for mortality and greatly diminished quality of life.  We initiated and completed a study of KS in 2015 (ClinicalTrials.gov NCT022201420), and received additional funding from the National Institutes of Health (“NIH”) in 2016 to continue diagnostic studies in this disease.  The new support not only continues the imaging of the cutaneous form of this disease but expands this to imaging of visceral disease via IV administration of Tc99m tilmanocept (NIH/NCI 1 R44 CA192859-01A1; ClinicalTrials.gov NCT03157167).  This study now includes a pathology/biopsy component as well as an imaging component to determine pathology concordance with image assessment.  A manuscript with initial results has been submitted for peer review and publication, including both imaging and biological evaluation of KS correlates.  We received Institutional Review Board approval of the clinical protocol, and we initiated a Phase 1/2 clinical study in KS in 2017.

Colorectal Cancer (“CRC”) and Synchronous Liver Metastases

During the first quarter of 2017, we initiated an imaging study in subjects with CRC and liver metastases via IV administration of Tc99m tilmanocept.  This study is supported through a SBIR grant (NIH/NCI 1 R44 CA1962783-01A1; ClinicalTrials.gov NCT03029988) and continues to enroll subjects (up to 12 subjects with dose modification; this study may also be expanded depending on NIH/NCI funding).  An initial presentation is scheduled at SNMMI in June of 2018 and early results have been submitted for peer review publication.

Nonalcoholic Steatohepatitis (“NASH”)

We have initiated a clinical study (ClinicalTrials.gov NCT03332940) that is designed to enroll 12 subjects with IV administration of Tc99m tilmanocept and an imaging comparator to identify and quantify the extent of NASH lesions in human patients.  This study is ongoing and includes dose escalation modification for Tc99m tilmanocept.  Initial results were presented at the NASH Summit in Boston, April 23-25, 2018, and the results are available on Navidea’s website.

Based on performance in these very large market opportunities, the Company anticipates continued investment in these programs, including initiating studies designed to obtain new approvals for the Tc99m tilmanocept product.

Biomarker Application and Qualification

In November 2017, the Company commenced the qualification of the biomarker CD206 with the FDA Biomarker Section of The Center for Drug Evaluation and Research (“CDER”). As per FDA protocol, Navidea submitted a draft letter of intent (“LOI”) to CDER prior to the November meeting. According to the CDER directive, “the Biomarker Qualification Program was established to support the CDER’s work with external stakeholders to develop biomarkers that aid in the drug development process. Through the FDA’s Biomarker Qualification Program, an entity may request regulatory qualification of a biomarker for a particular context of use (“COU”) in drug development.” Post-meeting with the FDA and because of Navidea’s data sets and the general external publication database, Navidea, in conjunction with FDA, is now reviewing the LOI with the FDA’s recommended consultants. Navidea is revising the LOI draft strategy in order to expedite the application process. On March 1, 2018, Navidea had a follow-up meeting with the FDA’s assigned strategist and further narrowing of the LOI elements were reviewed. Navidea is continuing the process of finalizing the COU LOI and providing the background data sets for qualification review with the FDA/CDER.  Additional meetings have taken place and the pursuit of this qualification is progressing well.

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

We have already reported on the peripheral infectious disease aspects of KS, including HIV and HHV8 (CROI, Boston 2016, and KS HHV8 Summit Miami 2015).  As noted, we continue this work funded by the NIH/NIAID and NCI.  The Company has completed preclinical studies employing both MT 1000-class and 2000-class therapeutic conjugates of Manocept.  The positive results from these studies are indicative of Manocept’s specific targeting supported by its strong binding affinity to CD206 receptors.  This high degree of specificity is a foundation of the potential for this technology to be useful in treating diseases linked to the over-activation of macrophages. This includes various cancers as well as autoimmune, infectious, CV, and central nervous system (“CNS”) diseases.  We expect to publish results of these preclinical efforts later this year.

Kaposi’s Sarcoma

The novel MT-1002 construct is designed to specifically deliver doxorubicin, a chemotoxin, which can kill KS tumor cells and their tumor-associated macrophages potentially altering the course of cancer.  We have received additional funding to continue therapeutic studies in this disease with the goal of completing an IND submission for a Manocept construct (MT-1000 class of compounds) consisting of tilmanocept linked to doxorubicin for the treatment of KS.  The first part of the grant, now complete, supported analyses including in vitro and cell culture studies, to be followed by Parts 2 and 3 FDA-required preclinical animal testing studies.  The information from these studies will be combined with other information in an IND application that will be submitted to the FDA requesting permission to begin testing the compound in selected KS subjects (supported by NIH/NCI 1 R44 CA206788-01).

Nonalcoholic Fatty Liver Disease (“NAFLD”)

NAFLD is a spectrum of liver disorders and is defined by the presence of steatosis in more than 5% of hepatocytes with little or no alcohol consumption. NASH is the most extreme form of NAFLD. A major characteristic of NASH involves cells undergoing lipotoxicity, releasing endogenous signals prompting the accumulation of various macrophages to assess the damage. Studies have shown that levels of endogenous molecular inflammatory signals positively correlate with inflammation, hepatocyte ballooning, and other NAFLD symptoms. We have developed a molecular delivery technology capable of targeting only the disease-causing macrophages by selectively binding to the CD206 receptor. Selective binding and efficient delivery of this agent mitigates the potential of affecting the neighboring cells or interfering more broadly with the normal function of the immune system.

We have completed five in vivo studies employing our MT-1002 and MT-2002 Manocept conjugates in a well-established mouse model of NAFLD/NASH and liver fibrosis. The NALFD scores, which correlate to the agents’ effectiveness, were significantly reduced, with all the activity related to inflammation and “ballooning” scores. Fibrosis decreased significantly when compared to the control in the later dosing arm of the study. Liver weights did not differ during any phase of the study between control and agent-treated groups, nor was there any evidence of damage to the roughly 30% of the liver made up of un-activated macrophages called Kupffer cells. MT-1002 and MT-2002 both significantly reduced key disease assessment parameters in the in vivo STAM™ NASH model. We believe these agents present themselves as potential clinically effective candidates for further evaluation. We continue to use this model to further assess the activity of our agents.

Other Immunotherapeutic Applications

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

In October 2017, the Company executed a letter of intent with Sinotau and Cerveau, outlining a plan to sublicense to Cerveau the worldwide rights to conduct research using NAV4694, as well as grant to Cerveau an exclusive license for the development, marketing and commercialization of NAV4694 in Australia, Canada, China and Singapore. The letter of intent included a provision stating that Sinotau will release all claims in the Sinotau Litigation upon the parties’ execution of a definitive agreement; the commercial rights agreement contemplated by the letter of intent would also include a release of such claims and a covenant not to sue on such claims. In April 2018, the Company executed an agreement to provide Meilleur, a wholly-owned subsidiary of Cerveau, worldwide rights to conduct research using NAV4694, as well as an exclusive license for the development and commercialization of NAV4694 in Australia, Canada, China, and Singapore. Meilleur also has an option to commercialize worldwide. As a result of the agreement, Navidea expects that the litigation initiated by Sinotau will be dismissed.  See Part II, Item 1 – Legal Proceedings.

Outlook

Our operating expenses in recent years have been focused primarily on support of Tc99m tilmanocept, our Manocept platform, and NAV4694 product development. We incurred approximately $999,000 and $705,000 in total on research and development activities during the three-month periods ended March 31, 2018 and 2017, respectively. Of the total amounts we spent on research and development during those periods, excluding costs related to our internal research and development headcount and our general and administrative staff which we do not currently allocate among the various development programs that we have underway, we incurred out-of-pocket charges by program as follows:

	Three Months Ended March 31,
Development Program (a)	2018	2017
Tc99m Tilmanocept (b)	$115,122	$241,687
Manocept Platform	259,528	318,688
Macrophage Therapeutics	208,500	252,073
NAV4694 (c)	9,615	(553,743)

(a)	Certain development program expenditures were offset by grant reimbursement revenues totaling $233,000 and $556,000 during the three-month periods ended March 31, 2018 and 2017, respectively.
(b)	Amounts in 2017 reflect projects included in discontinued operations in the consolidated statements of operations.
(c)	Changes in cost estimates resulted in the reversal of certain previously accrued expenses related to the NAV4694 development program during the three-month period ended March 31, 2017.

We expect to continue the advancement of our efforts with our Manocept platform during 2018. We expect our total research and development expenses, including both out-of-pocket charges as well as internal headcount and support costs, to be higher in 2018 than in 2017. The suspension of active patient accrual in our NAV4694 trials have decreased our development costs related to that program over the past year, however, we may continue to incur minimal costs while we complete our divestiture activities.

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

We continue to evaluate existing and emerging data on the potential use of Manocept-related agents in the diagnosis and disease-staging of disorders in which macrophages are involved, such as KS, RA, vulnerable plaque/atherosclerosis, TB and other disease states, to define areas of focus, development pathways and partnering options to capitalize on the Manocept platform. We will also be evaluating potential funding and other resources required for continued development, regulatory approval and commercialization of any Manocept platform product candidates that we identify for further development, and potential options for advancing development. There can be no assurance of obtaining funding or other resources on terms acceptable to us, if at all, that further evaluation or development will be successful, that any Manocept platform product candidate will ultimately achieve regulatory approval, or if approved, the extent to which it will achieve market acceptance.

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

We recorded a net gain on the sale of the Business of $88.7 million for the three months ended March 31, 2017, including $16.5 million in guaranteed consideration, which was discounted to the present value of future cash flows. The proceeds were offset by $3.3 million in estimated fair value of warrants issued to Cardinal Health 414, $2.0 million in legal and other fees related to the sale, $800,000 in net balance sheet dispositions and write-offs, and $4.6 million in estimated taxes. Our consolidated balance sheets and statements of operations have been reclassified, as required, for all periods presented to reflect the Business as a discontinued operation. Cash flows associated with the operation of the Business have been combined with operating, investing and financing cash flows, as appropriate, in our consolidated statements of cash flows.

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

Three Months Ended March 31, 2018 and 2017

Grant and Other Revenue. During the first quarter of 2018, we recognized $276,000 of grant and other revenue as compared to $580,000 in the first quarter of 2017. Grant revenue during the first quarter of 2018 was primarily related to SBIR grants from the NIH supporting Manocept development. Grant revenue during the first quarter of 2017 was primarily related to SBIR grants from the NIH supporting Manocept and Tc99m tilmanocept development.

Research and Development Expenses. Research and development expenses increased $294,000, or 42%, to $999,000 during the first quarter of 2018 from $705,000 during the same period in 2017. The increase was primarily due to net increases in drug project expenses related to (i) increased NAV4694 development costs of $563,000 due to reversal of certain previously accrued expenses during the first quarter of 2017; offset by (ii) decreased Tc99m tilmanocept development costs of $100,000 including decreased regulatory costs, manufacturing-related activities, clinical testing and license fees; (iii) decreased Manocept development costs of $59,000 including decreased clinical trial costs; and (iv) decreased therapeutics development costs of $44,000 including decreased manufacturing-related activities and research consulting costs, offset by increased regulatory consulting costs. The net increase in research and development expenses also included decreased compensation including incentive-based awards of $100,000 related to net decreased headcount.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.2 million, or 41%, to $1.8 million during the first quarter of 2018 from $3.0 million during the same period in 2017. The net decrease was primarily due to decreased legal and professional services of $1.1 million, decreased general office expenses such as insurance, depreciation, rent, and travel of $80,000, and decreased costs for investor relations services of $26,000.

Other Income (Expense). Other expense, net, was $4.2 million during the first quarter of 2018 as compared to other expense, net of $1.2 million during the same period in 2017. We recorded losses on extinguishment of the CRG debt of $4.3 million and $1.3 million during the first quarters of 2018 and 2017, respectively. Also during the first quarters of 2018 and 2017, we recognized interest income of $76,000 and $30,000, respectively, primarily related to the guaranteed consideration due from Cardinal Health 414, which was discounted to present value at the closing date of the Asset Sale. For the first quarter of 2018, we recorded non-cash interest expense of $42,000 related to interest that was compounded and added to the principal balance of the Platinum debt. For the first quarter of 2017, we recorded non-cash income of $140,000 related to changes in the estimated fair value of financial instruments.

Gain on Discontinued Operations. We recorded a net gain on the sale of the Business to Cardinal Health 414 of $88.7 million for the three months ended March 31, 2017, including $16.5 million in guaranteed consideration, which was discounted to the present value of future cash flows. The proceeds were offset by $3.3 million in estimated fair value of warrants issued to Cardinal Health 414, $2.0 million in legal and other fees related to the sale, $800,000 in net balance sheet dispositions and write-offs, and $4.6 million in estimated taxes. Operating losses from discontinued operations related to the sale of the Business to Cardinal Health 414 were $256,000 for the first quarter of 2017.

Liquidity and Capital Resources

Cash balances decreased to $817,000 at March 31, 2018 from $2.8 million at December 31, 2017. The net decrease was primarily due to cash used to fund our operations of $2.3 million and payments on notes payable of $118,000, offset by maturities of available-for-sale securities of $400,000.

In connection with the closing of the Asset Sale to Cardinal Health 414, the Company repaid to PPCO an aggregate of approximately $7.7 million in partial satisfaction of the Company’s liabilities, obligations and indebtedness under the Platinum Loan Agreement between the Company and Platinum-Montaur, which were transferred by Platinum-Montaur to PPCO. The Company was informed by PPVA that it was the owner of additional amounts owed on the Platinum-Montaur loan. PPVA claims a balance of approximately $1.9 million was due upon closing of the Asset Sale. That amount is also subject to competing claims of ownership by Dr. Michael Goldberg, the Company’s President and Chief Executive Officer. The Company has not yet paid any amounts to PPVA or Dr. Goldberg given the pending dispute.

On November 2, 2017, Platinum-Montaur commenced an action against the Company in the Supreme Court of the State of New York, County of New York, seeking damages of approximately $1.9 million purportedly due as of March 3, 2017, plus interest accruing thereafter. The claims asserted are for breach of contract and unjust enrichment in connection with funds received by the Company under the Platinum Loan Agreement. Said action was removed to the United States District of New York on December 6, 2017. An initial pretrial conference was held on January 26, 2018. At the conference the Court stayed the deadline for the Company to answer or otherwise respond to the complaint. The Court also directed the parties to engage in informal jurisdictional discovery and a follow up status conference was held on March 9, 2018, during which the Court set a briefing schedule and determined that Navidea’s motion to dismiss was due on April 6, 2018. The Company filed its motion to dismiss in advance of the filing deadline. A settlement conference was held on April 30, 2018 and attended by a representative of Navidea and counsel, Dr. Goldberg and counsel, and counsel for PPVA and PPCO.  PPCO requested participation in the conference due to certain recent issues that have arisen concerning potential liability of PPCO to Navidea under the release and indemnification provisions of the payoff letter issued by PPCO in connection with the payment PPCO has received under the Platinum Loan Agreement.  The settlement conference resulted in no agreement. Because the funds sought by Platinum-Montaur are subject to claims of competing ownership, the Company intends to continue to defend itself in the action.

The Company has continued to accrue interest on the Platinum debt pending the outcome of the litigation, and the balance of the debt was approximately $2.1 million as of March 31, 2018.

On April 2, 2018, the Company entered into an Amendment to the Asset Purchase Agreement. Pursuant to the Amendment, Cardinal Health 414 paid the Company approximately $6.0 million and agreed to pay the Company an amount equal to the unused portion of the letter of credit (not to exceed approximately $7.1 million) promptly after the earlier of (i) the expiration of the letter of credit and (ii) the receipt by Cardinal Health 414 of evidence of the return and cancellation of the letter of credit. In exchange, the obligation of Cardinal Health 414 to make any further contingent payments has been eliminated. Cardinal Health 414 is still obligated to make the milestone payments in accordance with the terms of the earnout provisions of the Purchase Agreement. On April 9, 2018, CRG drew approximately $7.1 million on the letter of credit.

The Company has experienced recurring net losses and recent unfavorable court rulings, and has used significant cash to fund its operations, all of which are factors that raise substantial doubt about our ability to continue as a going concern.  Following the completion of the Amendment, including receipt of approximately $6.0 million from Cardinal Health 414 and the payment of all remaining amounts due to CRG through their draw on the Cardinal Health 414 letter of credit, we believe that substantial doubt about the Company’s financial position and ability to continue as a going concern has been mitigated. Our projected cash burn factors in certain cost cutting initiatives that have been approved by the board of directors and implemented, including reductions in the workforce and a reduction in facilities expenses. Additionally, we have considerable discretion over the extent of development project expenditures and have the ability to curtail the related cash flows as needed. The Company also has funds remaining under outstanding grant awards, and continues working to establish new sources of non-dilutive funding, including collaborations and additional grant funding that can augment the balance sheet as the Company works to reduce spending to levels that can be supported by our revenues. Based on our current working capital and our projected cash burn, management believes that the Company will be able to continue as a going concern for at least twelve months following the issuance of this Quarterly Report on Form 10-Q.

Operating Activities. Cash used in operations was $2.3 million during the first quarter of 2018 compared to $67.7 million provided by operations during the same period in 2017.

Accounts and other receivables increased to $13.0 million at March 31, 2018 from $8.1 million at December 31, 2017, primarily related to classification of the entire balance of the guaranteed earnout due from Cardinal Health 414 as current, based on the Amendment executed on April 2, 2018.

Prepaid expenses and other current assets remained steady at $1.1 million at March 31, 2018 and December 31, 2017. Increased interest receivable related to the guaranteed earnout due from Cardinal Health 414 coupled with increased prepaid investor relations services and legal retainers were offset by normal amortization of prepaid insurance.

Accounts payable decreased to $700,000 at March 31, 2018 from $855,000 at December 31, 2017, primarily driven by net decreased payables due to process and product development, operations and regulatory vendors. Accrued liabilities and other current liabilities remained steady at $1.8 million at March 31, 2018 and December 31, 2017. Decreased accruals for compensation and Manocept development costs were offset by increased accruals for process development costs. Our payable and accrual balances will continue to fluctuate but will likely decrease overall as we continue to complete the divestiture of NAV4694, offset by planned increases in development activity related to the Manocept platform.

Investing Activities. Investing activities provided $400,000 during the first quarter of 2018 compared to $0 during the same period in 2017. Maturities of available-for-sale securities provided $400,000 during the first quarter of 2018.

Financing Activities. Financing activities used $118,000 during the first quarter of 2018 compared to $60.8 million during the same period in 2017. The $118,000 used by financing activities in the first quarter of 2018 consisted primarily of principal payments on financed insurance premiums. The $60.8 million used by financing activities in the first quarter of 2017 consisted primarily of principal payments on the CRG and Platinum notes payable of $59.5 million and payments of debt-related costs of $1.3 million, offset by proceeds from issuance of common stock of $54,000.

Cardinal Health 414 Asset Sale

On April 2, 2018, the Company entered into an Amendment to the Asset Purchase Agreement. Pursuant to the Amendment, Cardinal Health 414 paid the Company approximately $6.0 million and agreed to pay the Company an amount equal to the unused portion of the letter of credit (not to exceed approximately $7.1 million) promptly after the earlier of (i) the expiration of the letter of credit and (ii) the receipt by Cardinal Health 414 of evidence of the return and cancellation of the letter of credit. In exchange, the obligation of Cardinal Health 414 to make any further contingent payments has been eliminated. Cardinal Health 414 is still obligated to make the milestone payments in accordance with the terms of the earnout provisions of the Purchase Agreement.

Capital Royalty Group Debt

As disclosed in the Company’s Annual Report on Form 10-K and other filings, the Company has been engaged in ongoing litigation with CRG, in its capacity as a lender and as control agent for other affiliated lenders party to the CRG Loan Agreement, in the Texas Court relating to CRG’s claims of default under the terms the CRG Loan Agreement. Following a trial in December 2017, the Texas Court ruled that the Company’s total obligation to CRG is in excess of $66.0 million, limited to $66.0 million under the parties’ Global Settlement Agreement reached in 2017. The Texas Court acknowledged only the $59.0 million payment made in March 2017, concluding that the Company owed CRG another $7.0 million, however the Texas Court did not expressly take the Company’s June 2016 payment of $4.1 million into account and awarded, as part of the $66.0 million, amounts that had already been paid as part of the $4.1 million. The Company believes that this $4.1 million should be credited against the $7.0 million; CRG disagrees.

On January 16, 2018, the Company filed an emergency motion to set supersedeas bond and to modify judgment, describing the double recovery created by the $66.0 million award without taking into account the $4.1 million payment in June 2016, requesting that the judgment be modified to set the supersedeas amount at $2.9 million so that the Company could stay enforcement of the judgment pending appeal. The Texas Court refused to rule on this motion, and the court of appeals entered an order compelling the Texas Court to set a supersedeas amount. On March 26, 2018, the Texas Court ordered the Company to put up a supersedeas bond in the amount of $7.7 million. The Company filed for an emergency stay of the order in the appellate court in Harris County. On April 2, 2018, the appellate court denied the Company’s emergency stay motion. The Company continues to believe that the $4.1 million paid to CRG in June 2016 should be credited as payment toward the $66.0 million total, and the Company intends to further contest the matter through the appellate court in Texas.

On April 9, 2018, CRG drew approximately $7.1 million on the letter of credit. This was in addition to the $4.1 million and the $59.0 million that Navidea had previously paid to CRG.

On April 12, 2018 Navidea filed suit in the Ohio Court against the Lenders.  The suit asserts that the Lenders fraudulently induced Navidea to enter into a settlement agreement and breached the terms of the same through certain actions taken by the Lenders in connection with the Global Settlement Agreement reached in 2017, pursuant to which Navidea agreed to pay up to $66.0 million to Lenders, as well as through actions and misrepresentations by CRG after the Global Settlement Agreement was executed.  The suit also asserts claims for conversion and unjust enrichment against the Lenders for their collection of more than $66.0 million, the maximum permitted under the Global Settlement Agreement, and their double recovery of amounts paid as part of the $4.1 million paid in June 2016 and recovered again as part of the $66.0 million. CRG’s double recovery and recovery of more than $66.0 million are due to CRG drawing the entire $7.1 million on the Cardinal Health 414 letter of credit. To date, no answer or other response or motion has been filed by the Lenders to Navidea’s complaint.

In a related proceeding before the Ohio Court, initially filed in 2016, and under which the Global Settlement Agreement was reached in 2017, the Ohio Court has issued preliminary findings that the settlement gave rise to a $66.0 million cap on amounts owed to Lenders by Navidea and that Navidea might not have been properly credited for certain funds in excess of $4.1 million previously swept by Lenders from a bank account owned by Navidea.  The Ohio Court also made a preliminary ruling that it possessed jurisdiction to interpret the settlement agreement at issue. The Company intends to pursue recovery of the $4.1 million, and other damages, in the Ohio Court.

On April 11, 2018, CRG filed a new suit against the Company in the Texas Court. This new suit seeks a declaratory judgment that CRG did not breach the Global Settlement Agreement by drawing approximately $7.1 million on the Cardinal Health 414 letter of credit. On April 16, 2018, CRG moved the Texas Court to issue an anti-suit injunction barring the Company from litigating in the Ohio Court. The Texas Court denied that motion on April 27, 2018. CRG served the Company with the new Texas suit on May 2, 2018, and the Company’s answer is due on May 21, 2018. The Company intends to contest this issue in the Ohio Court, the Texas Court, and on appeal in Texas.

Platinum Credit Facility

In connection with the closing of the Asset Sale to Cardinal Health 414, the Company repaid to PPCO an aggregate of approximately $7.7 million in partial satisfaction of the Company’s liabilities, obligations and indebtedness under the Platinum Loan Agreement between the Company and Platinum-Montaur, which were transferred by Platinum-Montaur to PPCO. The Company was informed by PPVA that it was the owner of additional amounts owed on the Platinum-Montaur loan. PPVA claims a balance of approximately $1.9 million was due upon closing of the Asset Sale. That amount is also subject to competing claims of ownership by Dr. Michael Goldberg, the Company’s President and Chief Executive Officer. The Company has not yet paid any amounts to PPVA or Dr. Goldberg given the pending dispute.

On November 2, 2017, Platinum-Montaur commenced an action against the Company in the Supreme Court of the State of New York, County of New York, seeking damages of approximately $1.9 million purportedly due as of March 3, 2017, plus interest accruing thereafter. The claims asserted are for breach of contract and unjust enrichment in connection with funds received by the Company under the Platinum Loan Agreement. Said action was removed to the United States District of New York on December 6, 2017. An initial pretrial conference was held on January 26, 2018. At the conference the Court stayed the deadline for the Company to answer or otherwise respond to the complaint. The Court also directed the parties to engage in informal jurisdictional discovery and a follow up status conference was held on March 9, 2018, during which the Court set a briefing schedule and determined that Navidea’s motion to dismiss was due on April 6, 2018. The Company filed its motion to dismiss in advance of the filing deadline. A settlement conference was held on April 30, 2018 and attended by a representative of Navidea and counsel, Dr. Goldberg and counsel, and counsel for PPVA and PPCO.  PPCO requested participation in the conference due to certain recent issues that have arisen concerning potential liability of PPCO to Navidea under the release and indemnification provisions of the payoff letter issued by PPCO in connection with the payment PPCO has received under the Platinum Loan Agreement.  The settlement conference resulted in no agreement. Because the funds sought by Platinum-Montaur are subject to claims of competing ownership, the Company intends to continue to defend itself in the action.

The Company has continued to accrue interest on the Platinum debt pending the outcome of the litigation, and the balance of the debt was approximately $2.1 million as of March 31, 2018.

Summary

Our future liquidity and capital requirements will depend on a number of factors, including the ability of our distribution partners to achieve market acceptance of our products, our ability to complete the development and commercialization of new products, our ability to monetize our investment in non-core technologies, our ability to obtain milestone or development funds from potential development and distribution partners, regulatory actions by the FDA and international regulatory bodies, the ability to procure required financial resources, and intellectual property protection.

We plan to focus our resources for 2018 primarily on development of products based on the Manocept platform. Although management believes that it will be able to achieve these objectives, they are subject to a number of variables beyond our control, including the nature and timing of any partnering opportunities, the ability to modify contractual commitments made in connection with these programs, and the timing and expense associated with suspension or alteration of clinical trials, and consequently there can be no assurance that we will be able to achieve our objective of bringing our expenses in line with our revenues, and we may need to seek additional financing if we cannot achieve that objective in a timely manner.

The Company has experienced recurring net losses and recent unfavorable court rulings, and has used significant cash to fund its operations, all of which are factors that raise substantial doubt about our ability to continue as a going concern.  Following the completion of the Amendment, including receipt of approximately $6.0 million from Cardinal Health 414 and the payment of all remaining amounts due to CRG through their draw on the Cardinal Health 414 letter of credit, we believe that substantial doubt about the Company’s financial position and ability to continue as a going concern has been mitigated. Our projected cash burn factors in certain cost cutting initiatives that have been approved by the board of directors and implemented, including reductions in the workforce and a reduction in facilities expenses. Additionally, we have considerable discretion over the extent of development project expenditures and have the ability to curtail the related cash flows as needed. The Company also has funds remaining under outstanding grant awards, and continues working to establish new sources of non-dilutive funding, including collaborations and additional grant funding that can augment the balance sheet as the Company works to reduce spending to levels that can be supported by our revenues. Based on our current working capital and our projected cash burn, management believes that the Company will be able to continue as a going concern for at least twelve months following the issuance of this Quarterly Report on Form 10-Q.

We will continue to evaluate our time lines, strategic needs, and balance sheet requirements. If we attempt to raise additional capital through debt, royalty, equity or otherwise, we may not be successful in doing so on terms acceptable to the Company, if at all. Further, we may not be able to gain access and/or be able to execute on securing new sources of funding, new development opportunities, successfully obtain regulatory approval for and commercialize new products, achieve significant product revenues from our products, or achieve or sustain profitability in the future.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet arrangements.

Recent Accounting Standards

See Note 1(d) to the accompanying consolidated financial statements for a summary of all recent accounting standards.

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

We also earn revenues related to our licensing and distribution agreements. The consideration we are eligible to receive under our licensing and distribution agreements typically includes upfront payments, reimbursement for research and development costs, milestone payments, and royalties. Each licensing and distribution agreement is unique and requires separate assessment in accordance with current accounting standards.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. As of March 31, 2018, our $817,000 in cash was primarily invested in interest-bearing money market accounts. Due to the low interest rates being realized on these accounts, we believe that a hypothetical 10% increase or decrease in market interest rates would not have a material impact on our consolidated financial position, results of operations or cash flows.

We also have exposure to changes in interest rates on our variable-rate debt obligations. As of March 31, 2018, the interest rate on certain of our debt obligations was the greater of: (a) the U.S. prime rate as reported in The Wall Street Journal plus 6.75%, and (b) 10.0%; both of the above rates reduced by 600 basis points (effective interest rate as of March 31, 2018 was 8.125%). Based on the amount of our variable-rate borrowings at March 31, 2018, which totaled approximately $2.1 million, an immediate one percentage point increase (decrease) in the U.S. prime rate would increase (decrease) our annual interest expense by approximately $21,000. This estimate assumes that the amount of variable rate borrowings remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

Foreign Currency Exchange Rate Risk. We do not currently have material foreign currency exposure related to our assets as the majority are denominated in U.S. currency and our foreign-currency based transaction exchange risk is not material. For the three-month periods ended March 31, 2018 and 2017, we recorded foreign currency transaction losses of approximately $1,000 and $19,000, respectively.

Equity Price Risk. We do not use derivative instruments for hedging of market risks or for trading or speculative purposes. Derivative instruments embedded in contracts, to the extent not already a free-standing contract, are bifurcated and accounted for separately. All derivatives are recorded on the consolidated balance sheet at fair value in accordance with current accounting guidelines for such complex financial instruments. The fair value of our warrant liabilities is determined using various inputs and assumptions, several of which are based on a survey of peer group companies since the warrants are exercisable for common stock of a non-public subsidiary company. As of March 31, 2018, we had approximately $63,000 of derivative liabilities recorded on our balance sheet related to outstanding MT warrants. Due to the relatively low valuation of the MT warrants, a hypothetical 50% change in our stock price would not have a material effect on the consolidated financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2018, and concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Control Over Financial Reporting

During the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2017, the Company executed a letter of intent with Sinotau and Cerveau, outlining a plan to sublicense to Cerveau the worldwide rights to conduct research using NAV4694, as well as grant to Cerveau an exclusive license for the development, marketing and commercialization of NAV4694 in Australia, Canada, China and Singapore. The letter of intent included a provision stating that Sinotau will release all claims in the Sinotau Litigation upon the parties’ execution of a definitive agreement; the commercial rights agreement contemplated by the letter of intent would also include a release of such claims and a covenant not to sue on such claims.

In April 2018, the Company executed an agreement to provide Meilleur, a wholly-owned subsidiary of Cerveau, worldwide rights to conduct research using NAV4694, as well as an exclusive license for the development and commercialization of NAV4694 in Australia, Canada, China, and Singapore. Meilleur also has an option to commercialize worldwide. As a result of the agreement, Navidea expects that the litigation initiated by Sinotau will be dismissed.

CRG Litigation

As disclosed in the Company’s Annual Report on Form 10-K and other filings, the Company has been engaged in ongoing litigation with CRG, in its capacity as a lender and as control agent for other affiliated lenders party to the CRG Loan Agreement, in the Texas Court relating to CRG’s claims of default under the terms the CRG Loan Agreement. Following a trial in December 2017, the Texas Court ruled that the Company’s total obligation to CRG is in excess of $66.0 million, limited to $66.0 million under the parties’ Global Settlement Agreement reached in 2017. The Texas Court acknowledged only the $59.0 million payment made in March 2017, concluding that the Company owed CRG another $7.0 million, however the Texas Court did not expressly take the Company’s June 2016 payment of $4.1 million into account and awarded, as part of the $66.0 million, amounts that had already been paid as part of the $4.1 million. The Company believes that this $4.1 million should be credited against the $7.0 million; CRG disagrees.

On January 16, 2018, the Company filed an emergency motion to set supersedeas bond and to modify judgment, describing the double recovery created by the $66.0 million award without taking into account the $4.1 million payment in June 2016, requesting that the judgment be modified to set the supersedeas amount at $2.9 million so that the Company could stay enforcement of the judgment pending appeal. The Texas Court refused to rule on this motion, and the court of appeals entered an order compelling the Texas Court to set a supersedeas amount. On March 26, 2018, the Texas Court ordered the Company to put up a supersedeas bond in the amount of $7.7 million. The Company filed for an emergency stay of the order in the appellate court in Harris County. On April 2, 2018, the appellate court denied the Company’s emergency stay motion. The Company continues to believe that the $4.1 million paid to CRG in June 2016 should be credited as payment toward the $66.0 million total, and the Company intends to further contest the matter through the appellate court in Texas.

On April 9, 2018, CRG drew approximately $7.1 million on the letter of credit. This was in addition to the $4.1 million and the $59.0 million that Navidea had previously paid to CRG.

On April 12, 2018 Navidea filed suit in the Ohio Court against the Lenders.  The suit asserts that the Lenders fraudulently induced Navidea to enter into a settlement agreement and breached the terms of the same through certain actions taken by the Lenders in connection with the Global Settlement Agreement reached in 2017, pursuant to which Navidea agreed to pay up to $66.0 million to Lenders, as well as through actions and misrepresentations by CRG after the Global Settlement Agreement was executed.  The suit also asserts claims for conversion and unjust enrichment against the Lenders for their collection of more than $66.0 million, the maximum permitted under the Global Settlement Agreement, and their double recovery of amounts paid as part of the $4.1 million paid in June 2016 and recovered again as part of the $66.0 million. CRG’s double recovery and recovery of more than $66.0 million are due to CRG drawing the entire $7.1 million on the Cardinal Health 414 letter of credit. To date, no answer or other response or motion has been filed by the Lenders to Navidea’s complaint.

In a related proceeding before the Ohio Court, initially filed in 2016, and under which the Global Settlement Agreement was reached in 2017, the Ohio Court has issued preliminary findings that the settlement gave rise to a $66.0 million cap on amounts owed to Lenders by Navidea and that Navidea might not have been properly credited for certain funds in excess of $4.1 million previously swept by Lenders from a bank account owned by Navidea.  The Ohio Court also made a preliminary ruling that it possessed jurisdiction to interpret the settlement agreement at issue. The Company intends to pursue recovery of the $4.1 million, and other damages, in the Ohio Court.

On April 11, 2018, CRG filed a new suit against the Company in the Texas Court. This new suit seeks a declaratory judgment that CRG did not breach the Global Settlement Agreement by drawing approximately $7.1 million on the Cardinal Health 414 letter of credit. On April 16, 2018, CRG moved the Texas Court to issue an anti-suit injunction barring the Company from litigating in the Ohio Court. The Texas Court denied that motion on April 27, 2018. CRG served the Company with the new Texas suit on May 2, 2018, and the Company’s answer is due on May 21, 2018. The Company intends to contest this issue in the Ohio Court, the Texas Court, and on appeal in Texas.

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

Platinum-Montaur Life Sciences LLC

On November 2, 2017, Platinum-Montaur commenced an action against the Company in the Supreme Court of the State of New York, County of New York, seeking damages of approximately $1.9 million purportedly due as of March 3, 2017, plus interest accruing thereafter. The claims asserted are for breach of contract and unjust enrichment in connection with funds received by the Company under the Platinum Loan Agreement. Said action was removed to the United States District of New York on December 6, 2017. An initial pretrial conference was held on January 26, 2018. At the conference the Court stayed the deadline for the Company to answer or otherwise respond to the complaint. The Court also directed the parties to engage in informal jurisdictional discovery and a follow up status conference was held on March 9, 2018, during which the Court set a briefing schedule and determined that Navidea’s motion to dismiss was due on April 6, 2018. The Company filed its motion to dismiss in advance of the filing deadline. A settlement conference was held on April 30, 2018 and attended by a representative of Navidea and counsel, Dr. Goldberg and counsel, and counsel for PPVA and PPCO.  PPCO requested participation in the conference due to certain recent issues that have arisen concerning potential liability of PPCO to Navidea under the release and indemnification provisions of the payoff letter issued by PPCO in connection with the payment PPCO has received under the Platinum Loan Agreement.  The settlement conference resulted in no agreement. Because the funds sought by Platinum-Montaur are subject to claims of competing ownership, the Company intends to continue to defend itself in the action.

Item 1A. Risk Factors

There have been no material changes to the Company's risk factors as previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 15, 2018.

Item 6. Exhibits

10.1	Amendment to Asset Purchase Agreement dated April 2, 2018 between Navidea Biopharmaceuticals, Inc. and Cardinal Health 414, LLC.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

32.2	Certification of Chief Operating Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVIDEA BIOPHARMACEUTICALS, INC.
(the Company)
May 9, 2018

By:	/s/ Jed A. Latkin

Jed A. Latkin
Chief Operating Officer and Chief Financial Officer
(authorized officer; financial and accounting officer)

INDEX TO EXHIBITS

10.1	Amendment to Asset Purchase Agreement dated April 2, 2018 between Navidea Biopharmaceuticals, Inc. and Cardinal Health 414, LLC.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

32.2	Certification of Chief Operating Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.