Form 10-Q
period 2018-06-30
NAVIDEA BIOPHARMACEUTICALS, INC.
filed 2018-08-08
CIK 810509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 163,620,090 shares of common stock, par value $.001 per share (as of the close of business on August 1, 2018).

NAVIDEA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017	3

	Consolidated Statements of Operations for the Three-Month and Six-Month Periods Ended June 30, 2018 and 2017 (unaudited)	4

	Consolidated Statements of Comprehensive (Loss) Income for the Three-Month and Six-Month Periods Ended June 30, 2018 and 2017 (unaudited)	5

	Consolidated Statement of Stockholders’ Equity for the Six-Month Period Ended June 30, 2018 (unaudited)	6

	Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2018 and 2017 (unaudited)	7

	Notes to the Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

	Forward-Looking Statements	28

	The Company	28

	Product Line Overview	29

	Outlook	33

	Discontinued Operations	34

	Results of Operations	34

	Liquidity and Capital Resources	36

	Off-Balance Sheet Arrangements	39

	Recent Accounting Standards	39

	Critical Accounting Policies	39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

PART II – Other Information

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	43

Item 6.	Exhibits	45

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,690,973	$2,795,006
Available-for-sale securities	797,936	1,797,604
Accounts and other receivables	373,876	8,137,872
Prepaid expenses and other	737,336	1,101,923
Total current assets	6,600,121	13,832,405
Property and equipment	1,208,158	1,206,058
Less accumulated depreciation and amortization	1,028,958	969,357
Property and equipment, net	179,200	236,701
Patents, trademarks and license agreements	480,404	480,404
Less accumulated amortization	37,080	22,248
Patents, trademarks and license agreements, net	443,324	458,156
Guaranteed earnout receivable	—	4,809,376
Other assets	1,437,847	1,444,798
Total assets	$8,660,492	$20,781,436
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$453,720	$855,043
Accrued liabilities and other	1,835,037	1,857,848
Notes payable	2,200,353	2,353,639
Terminated lease liability, current	139,833	107,215
Accrued loss for CRG litigation	—	2,887,566
Liabilities associated with discontinued operations, current	—	7,092
Total current liabilities	4,628,943	8,068,403
Terminated lease liability	479,566	588,092
Deferred revenue	700,000	11,024
Other liabilities	65,111	65,587
Total liabilities	5,873,620	8,733,106
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock; $.001 par value; 300,000,000 shares authorized; 163,620,090 and 162,206,646 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	163,620	162,207
Additional paid-in capital	331,697,603	331,128,787
Accumulated deficit	(329,740,962)	(319,908,968)
Accumulated other comprehensive loss	(2,064)	(2,396)
Total Navidea stockholders' equity	2,118,197	11,379,630
Noncontrolling interest	668,675	668,700
Total stockholders’ equity	2,786,872	12,048,330
Total liabilities and stockholders’ equity	$8,660,492	$20,781,436

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Tc99m tilmanocept royalty revenue	$6,665	$—	$7,460	$—
License revenue	257,709	100,000	257,709	100,000
Grant and other revenue	277,753	511,599	553,403	1,091,629
Total revenue	542,127	611,599	818,572	1,191,629
Cost of revenue	35,392	—	35,710	—
Gross profit	506,735	611,599	782,862	1,191,629
Operating expenses:
Research and development	1,142,718	1,185,874	2,141,674	1,891,148
Selling, general and administrative	1,789,399	4,249,584	3,565,771	7,272,018
Total operating expenses	2,932,117	5,435,458	5,707,445	9,163,166
Loss from operations	(2,425,382)	(4,823,859)	(4,924,583)	(7,971,537)
Other (expense) income:
Interest (expense) income, net	(23,547)	44,649	7,840	68,761
Change in fair value of financial instruments	—	12,872	—	153,357
Loss on extinguishment of debt	—	—	(4,265,434)	(1,314,102)
Other, net	2,828	(16,673)	(1,886)	(38,277)
Total other (expense) income, net	(20,719)	40,848	(4,259,480)	(1,130,261)
Loss before income taxes	(2,446,101)	(4,783,011)	(9,184,063)	(9,101,798)
Benefit from income taxes	10,929	1,631,234	10,929	3,085,406
Loss from continuing operations	(2,435,172)	(3,151,777)	(9,173,134)	(6,016,392)
Discontinued operations, net of tax effect:
Loss from discontinued operations	(1,938)	(82,376)	(1,938)	(338,237)
Gain (loss) on sale	43,053	(1,953,378)	43,053	86,748,123
Net (loss) income	(2,394,057)	(5,187,531)	(9,132,019)	80,393,494
Less (loss) income attributable to noncontrolling interest	(16)	33	(25)	(169)
Net (loss) income attributable to common stockholders	$(2,394,041)	$(5,187,564)	$(9,131,994)	$80,393,663
(Loss) income per common share (basic):
Continuing operations	$(0.02)	$(0.02)	$(0.06)	$(0.04)
Discontinued operations	$—	$(0.01)	$—	$0.54
Attributable to common stockholders	$(0.02)	$(0.03)	$(0.06)	$0.50
Weighted average shares outstanding (basic)	162,716,988	161,910,792	162,494,238	161,147,873
(Loss) income per common share (diluted):
Continuing operations	$(0.02)	$(0.02)	$(0.06)	$(0.04)
Discontinued operations	$—	$(0.01)	$—	$0.52
Attributable to common stockholders	$(0.02)	$(0.03)	$(0.06)	$0.49
Weighted average shares outstanding (diluted)	162,716,988	161,910,792	162,494,238	165,631,000

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(2,394,057)	$(5,187,531)	$(9,132,019)	$80,393,494
Unrealized gain (loss) on available-for-sale securities	508	(1,028)	332	(1,028)
Comprehensive (loss) income	$(2,393,549)	$(5,188,559)	$(9,131,687)	$80,392,466

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Compre- hensive	Non- controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
Balance, January 1, 2018	162,206,646	$162,207	$331,128,787	$(319,908,968)	$(2,396)	$668,700	$12,048,330
Impact of adoption of ASC Topic 606	—	—	—	(700,000)	—	—	(700,000)
Issued stock in payment of employee bonuses	1,118,760	1,118	315,784	—	—	—	316,902
Issued restricted stock	200,000	200	—	—	—	—	200
Issued stock to 401(k) plan	94,684	95	35,885	—	—	—	35,980
Stock compensation expense	—	—	217,147	—	—	—	217,147
Comprehensive loss:
Net loss	—	—	—	(9,131,994)	—	(25)	(9,132,019)
Unrealized gain on available-for-sale securities	—	—	—	—	332	—	332
Total comprehensive loss	—	—	—	—	—	—	(9,131,687)
Balance, June 30, 2018	163,620,090	$163,620	$331,697,603	$(329,740,962)	$(2,064)	$668,675	$2,786,872

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(9,132,019)	$80,393,494
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	75,498	161,751
Loss on disposal and abandonment of assets	—	806,710
Compounded interest on long term debt	84,576	182,680
Stock compensation expense	217,147	256,384
Change in fair value of financial instruments	—	(153,357)
Loss on extinguishment of debt	4,265,434	1,314,102
Issued warrants in connection with Asset Sale	—	3,337,187
Value of stock issued to directors	—	10,500
Value of stock issued to employees	316,902	369,342
Value of stock issued to 401(k) plan for employer matching contributions	35,980	53,707
Changes in operating assets and liabilities:
Accounts and other receivables	12,573,372	(14,642,466)
Inventory	—	1,470,826
Prepaid expenses and other assets	371,538	197,025
Accounts payable	(401,323)	(5,502,541)
Accrued and other liabilities	(112,274)	(3,948,055)
Deferred revenue	(5,037)	(2,315,037)
Net cash provided by operating activities	8,289,794	61,992,252
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(2,000,000)
Proceeds from sales of available-for-sale securities	200,000	—
Maturities of available-for-sale securities	800,000	—
Purchases of equipment	(3,165)	(8,170)
Net cash provided by (used in) investing activities	996,835	(2,008,170)
Cash flows from financing activities:
Proceeds from issuance of common stock	200	54,319
Payment of debt-related costs	(7,153,000)	(1,314,102)
Principal payments on notes payable	(237,862)	(59,630,775)
Net cash used in financing activities	(7,390,662)	(60,890,558)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,895,967	(906,476)
Cash, cash equivalents and restricted cash, beginning of period	2,795,006	6,540,578
Cash, cash equivalents and restricted cash, end of period	$4,690,973	$5,634,102

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies

a.

Basis of Presentation: The information presented as of June 30, 2018 and for the three-month and six-month periods ended June 30, 2018 and 2017 is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Navidea Biopharmaceuticals, Inc. (“Navidea”, the “Company,” or “we”) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The balances as of June 30, 2018 and the results for the interim periods are not necessarily indicative of results to be expected for the year. The consolidated financial statements should be read in conjunction with Navidea’s audited consolidated financial statements for the year ended December 31, 2017, which were included as part of our Annual Report on Form 10-K.

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

Certain prior period amounts also have been reclassified to conform with the current year’s presentation, including the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, and cash flows related to loss on extinguishment of debt.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

(1)

Cash, available-for-sale securities, accounts and other receivables, and accounts payable: The carrying amounts approximate fair value because of the short maturity of these instruments. At June 30, 2018 and December 31, 2017, approximately $96,000 of accounts payable was being disputed by the Company related to unauthorized expenditures by a former executive during 2016.

(2)

Notes payable: The carrying value of our debt at June 30, 2018 and December 31, 2017 primarily consisted of the face amount of the notes less unamortized discounts. At June 30, 2018, the fair value of our notes payable was approximately $2.2 million, equal to the carrying value of $2.2 million. At December 31, 2017, the fair value of our notes payable was approximately $2.4 million, equal to the carrying value of $2.4 million. See Note 9.

(3)

Derivative liabilities: Derivative liabilities are related to certain outstanding warrants which are recorded at fair value. Derivative liabilities totaling $63,000 as of June 30, 2018 and December 31, 2017 are included in other liabilities on the consolidated balance sheets. The assumptions used to calculate fair value as of June 30, 2018 and December 31, 2017 included volatility, a risk-free rate and expected dividends. In addition, we considered non-performance risk and determined that such risk is minimal. Unrealized gains and losses on the derivatives are classified in other expenses as a change in the fair value of financial instruments in the statements of operations. See Note 5.

(4)

Warrants: In March 2017, in connection with the Asset Sale, the Company granted to each of Cardinal Health 414 and the University of California, San Diego, (“UCSD”), a five-year warrant to purchase up to 10 million shares and 1 million shares, respectively, of the Company’s common stock at an exercise price of $1.50 per share, each of which warrant is subject to anti-dilution and other customary terms and conditions (the “Series NN warrants”). The assumptions used to calculate fair value at the date of issuance included volatility, a risk-free rate and expected dividends. The Series NN warrants granted to Cardinal Health 414 had an estimated fair value of $3.3 million, which was recorded as a reduction of the gain on sale in the consolidated statement of operations for the six-month period ended June 30, 2017. The Series NN warrants granted to UCSD had an estimated fair value of $334,000, which was recorded as an intangible asset related to the UCSD license in the consolidated balance sheet at the time of issuance. See Note 13.

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

e.

Recently Issued Accounting Standards: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We have begun our assessment of the impact of adopting ASU 2016-02, and expect to complete that process during the third quarter of 2018. We expect the adoption of ASU 2016-02 to result in an increase in right-of-use assets and lease liabilities on our consolidated statement of financial position related to our leases that are currently classified as operating leases, primarily for office space.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards, and that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of ASU 2018-07 is not expected to have a significant impact on our consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements. ASU 2018-09 updates a variety of topics in order to clarify, correct errors, or make minor improvements to the Codification, making it easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. Certain amendments in ASU 2015-09 are effective upon issuance, others are effective for annual periods beginning after December 15, 2018 for public business entities, and some have been made to recently issued guidance and will be subject to the effective dates within the relevant guidance. The adoption of ASU 2018-09 is not expected to have a significant impact on our consolidated financial statements.

2.	Liquidity

As disclosed in the Company’s Annual Report on Form 10-K and other filings, the Company has been engaged in ongoing litigation with Capital Royalty Partners II L.P. (“CRG”) in its capacity as a lender and as control agent for other affiliated lenders party to the CRG Loan Agreement, in the District Court of Harris County, Texas (the “Texas Court”) relating to CRG’s claims of default under the terms the CRG Loan Agreement. Following a trial in December 2017, the Texas Court ruled that the Company’s total obligation to CRG was in excess of $66.0 million, limited to $66.0 million under the parties’ Global Settlement Agreement reached in 2017. The Texas Court acknowledged only the $59.0 million payment made in March 2017, concluding that the Company owed CRG another $7.0 million, however the Texas Court did not expressly take the Company’s June 2016 payment of $4.1 million into account and awarded, as part of the $66.0 million, amounts that had already been paid as part of the $4.1 million. The Company believes that this $4.1 million should be credited against the $7.0 million; CRG disagrees.

On January 16, 2018, the Company filed an emergency motion to set supersedeas bond and to modify judgment, describing the double recovery created by the $66.0 million award without taking into account the $4.1 million payment in June 2016, requesting that the judgment be modified to set the supersedeas amount at $2.9 million so that the Company could stay enforcement of the judgment pending appeal. The Texas Court refused to rule on this motion, and the court of appeals entered an order compelling the Texas Court to set a supersedeas amount. On March 26, 2018, the Texas Court ordered the Company to put up a supersedeas bond in the amount of $7.7 million. The Company filed for an emergency stay of the order in the appellate court in Harris County. On April 2, 2018, the appellate court denied the Company’s emergency stay motion. The Company continues to believe that the $4.1 million paid to CRG in June 2016 should be credited as payment toward the $66.0 million total, and the Company intends to further contest the matter through the appellate court in Texas. Navidea’s brief on the merits in this appeal is due on August 10, 2018, but this deadline is subject to potential extension. Navidea does not expect a ruling on this appeal until 2019 at the earliest.

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

On April 12, 2018 Navidea filed suit in the Court of Common Pleas for Franklin County, Ohio (the “Ohio Court”) against CRG and certain of its affiliates (collectively, the “Lenders”).  The suit asserts that the Lenders fraudulently induced Navidea to enter into a settlement agreement and breached the terms of the same through certain actions taken by the Lenders in connection with the Global Settlement Agreement reached in 2017, pursuant to which Navidea agreed to pay up to $66.0 million to Lenders, as well as through actions and misrepresentations by CRG after the Global Settlement Agreement was executed.  The suit also asserts claims for conversion and unjust enrichment against the Lenders for their collection of more than $66.0 million, the maximum permitted under the Global Settlement Agreement, and their double recovery of amounts paid as part of the $4.1 million paid in June 2016 and recovered again as part of the $66.0 million. CRG’s double recovery and recovery of more than $66.0 million are due to CRG drawing the entire $7.1 million on the Cardinal Health 414 letter of credit. On May 22, 2018 Navidea filed an amended complaint asserting additional claims, including claims for breach of confidentiality by CRG, and on June 26, 2018 CRG filed a motion seeking to dismiss the amended complaint. CRG’s motion to dismiss has been fully briefed and a decision on the motion is expected from the Court in the near future.

In a related proceeding before the Ohio Court, initially filed in 2016, and under which the Global Settlement Agreement was reached in 2017, the Ohio Court has issued preliminary findings that the settlement gave rise to a $66.0 million cap on amounts owed to Lenders by Navidea and that Navidea might not have been properly credited for certain funds in excess of $4.1 million previously swept by Lenders from a bank account owned by Navidea.  The Ohio Court also made a preliminary ruling that it possessed jurisdiction to interpret the settlement agreement at issue. The Company is pursuing recovery of the $4.1 million, and other damages, in the Ohio Court.

On April 11, 2018, CRG filed a new suit against the Company in the Texas Court. This new suit seeks a declaratory judgment that CRG did not breach the Global Settlement Agreement by drawing approximately $7.1 million on the Cardinal Health 414 letter of credit. On April 16, 2018, CRG moved the Texas Court to issue an anti-suit injunction barring the Company from litigating in the Ohio Court. The Texas Court denied that motion on April 27, 2018. The Company moved to dismiss these claims pursuant to the Texas Citizens Participation Act. This motion to dismiss will be heard by the Texas Court on August 20, 2018.

On July 11, 2018, CRG filed a first amended petition in the new suit. This amended petition includes the prior request for declaratory judgment that CRG did not breach the Global Settlement Agreement. In addition, the amended petition asserts a claim against Navidea for breach of contract. CRG alleges that Navidea breached the Global Settlement Agreement and its duty of good faith and fair dealing by seeking reconsideration in the original Texas suit, appealing the original Texas suit, and filing the Ohio suit. The Company is contesting this issue in the Ohio Court, the Texas Court, and on appeal in Texas.

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

On November 2, 2017, Platinum-Montaur commenced an action against the Company in the Supreme Court of the State of New York, County of New York, seeking damages of approximately $1.9 million purportedly due as of March 3, 2017, plus interest accruing thereafter.  The claims asserted are for breach of contract and unjust enrichment in connection with funds received by the Company under the Platinum Loan Agreement.  Said action was removed to the United States District Court for the Southern District of New York on December 6, 2017.  An initial pretrial conference was held on January 26, 2018 and a follow up status conference was held on March 9, 2018, during which the Court set a briefing schedule and determined that Navidea’s motion to dismiss was due on April 6, 2018.  The Company filed its motion to dismiss in advance of the filing deadline and the motion has been fully briefed with a decision expected from the Court in the near future.

The Company has experienced recurring net losses and recent unfavorable court rulings, and has used significant cash to fund its operations, all of which are factors that raise substantial doubt about our ability to continue as a going concern.  Our projected cash burn factors in certain cost cutting initiatives that have been approved by the board of directors and implemented, including reductions in the workforce and a reduction in facilities expenses.  Additionally, we have considerable discretion over the extent of development project expenditures and have the ability to curtail the related cash flows as needed.  The Company also has funds remaining under outstanding grant awards, and continues working to establish new sources of funding, including collaborations, potential equity investments, and additional grant funding that can augment the balance sheet as the Company works to reduce spending.  However, based on our current working capital and our projected cash burn, and without definitive agreements in place for additional funding, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months following the issuance of this Quarterly Report on Form 10-Q.

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

We recorded a net gain on the sale of the Business of $86.7 million for the six months ended June 30, 2017, including $16.5 million in guaranteed consideration, which was discounted to the present value of future cash flows. The proceeds were offset by $3.3 million in estimated fair value of warrants issued to Cardinal Health 414, $2.0 million in legal and other fees related to the sale, $800,000 in net balance sheet dispositions and write-offs, and $6.5 million in estimated taxes.

As a result of the Asset Sale, we reclassified certain assets and liabilities as assets and liabilities associated with discontinued operations. The following liabilities have been segregated and included in liabilities associated with discontinued operations, as appropriate, in the consolidated balance sheets:

	June 30, 2018	December 31, 2017
Accrued liabilities	$—	$7,092
Liabilities associated with discontinued operations, current	$—	$7,092

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Lymphoseek sales revenue	$—	$9,663	$—	$2,926,876
Cost of goods sold	—	24,216	—	388,408
Gross profit	—	(14,553)	—	2,538,468
Operating expenses:
Research and development	2,453	75,196	2,453	358,729
Selling, general and administrative	—	—	—	820,203
Total operating expenses	2,453	75,196	2,453	1,178,932
(Loss) income from discontinued operations	(2,453)	(89,749)	(2,453)	1,359,536
Interest expense	—	—	—	(1,718,506)
Loss before income taxes	(2,453)	(89,749)	(2,453)	(358,970)
Benefit from income taxes	515	7,373	515	20,733
Loss from discontinued operations	$(1,938)	$(82,376)	$(1,938)	$(338,237)

4.	Revenue from Contracts with Customers

The Company adopted ASU 2014-09, along with all subsequent related ASUs impacting revenue from contracts with customers (collectively, “the new revenue recognition standard”), effective January 1, 2018, using the modified retrospective method of adoption. The Company has applied the new revenue recognition standard for the three-month and six-month periods ended June 30, 2018 with the cumulative effect of initially applying the new accounting recognized on January 1, 2018 as an adjustment to opening accumulated deficit. This adjustment reflects only contracts that were not completed as of January 1, 2018.

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

During the three-month and six-month periods ended June 30, 2018, the Company recognized revenue from contracts with customers of approximately $264,000 and 265,000, respectively. The Company did not recognize any related impairment losses during those periods.

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

In April 2018, the Company executed an agreement to provide Meilleur Technologies, Inc., (“Meilleur”), a wholly-owned subsidiary of Cerveau Technologies, Inc. (“Cerveau”), worldwide rights to conduct research using NAV4694, as well as an exclusive license for the development and commercialization of NAV4694 in Australia, Canada, China, and Singapore. Meilleur also has an option to commercialize worldwide.

The following tables disaggregate the Company’s revenue from contracts with customers for the three-month and six-month periods ended June 30, 2018.

Three Months Ended June 30, 2018	Diagnostics	Therapeutics	Total
Tc99m tilmanocept royalty revenue:
Europe	$6,665	$—	$6,665
India	—	—	—
China	—	—	—
Total	$6,665	$—	$6,665

License revenue:
NAV4694 sublicense	$257,709	$—	$257,709

Other revenue:
Additional stability studies	$—	$—	$—

Six Months Ended June 30, 2018	Diagnostics	Therapeutics	Total
Tc99m tilmanocept royalty revenue:
Europe	$7,460	$—	$7,460
India	—	—	—
China	—	—	—
Total	$7,460	$—	$7,460

License revenue:
NAV4694 sublicense	$257,709	$—	$257,709

Other revenue:
Additional stability studies	$15,037	$—	$15,037

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

The following table summarizes the changes in contract liabilities, the current portion of which is included in accrued liabilities and other in the consolidated balance sheets, during the three-month and six-month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total deferred revenue, beginning of period	$711,024	$26,061	$26,061	$41,098
Impact of adoption of ASU 2014-09 and related standards	—	—	700,000	—
Revenue receivable	10,000	—	10,000	—
Revenue recognized from satisfaction of performance obligations	—	—	(15,037)	(15,037)
Total deferred revenue, end of period	$721,024	$26,061	$721,024	$26,061

Currently, the Company recognizes revenue from up-front license fees and pre-market milestones after the cash has been received from its customers and the performance obligations have been met. Payments for sales-based royalties and milestones are generally received after the related revenue has been recognized and invoiced. Normal payment terms generally range from 15 to 90 days following milestone achievement or royalty invoice, in accordance with each contract. The Company had trade receivables of $10,000 outstanding as of and during the three-month and six-month periods ended June 30, 2018.

During the three-month and six-month periods ended June 30, 2018, the Company did not recognize any revenue from performance obligations associated with long-term contracts that were satisfied (or partially satisfied) in previous periods.

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

The sublicense of NAV4694 to Meilleur provides for payments to Navidea including up-front payments, milestones, an option for worldwide commercial rights, royalties on net sales, and reimbursement for product development assistance during the initial transition period. In accordance with the new revenue recognition standard, the upfront payments were recognized upon contract inception, and reimbursement for product development assistance will be recognized on a monthly basis. Should some or all of the variable consideration from milestones, the option and royalties meet the requirements of the new revenue recognition standard to be included in the transaction price, those amounts will be recognized as revenue in future periods.

Up-front fees, milestones and royalties are generally non-refundable. Therefore, the Company does not estimate expected refunds nor do we adjust revenue downward. The Company will evaluate and update the estimated transaction prices of its contracts with customers at the end of each reporting period.

Through June 30, 2018, the Company has not capitalized any contract-related costs as contract assets.

5.	Fair Value

MT issued warrants to purchase MT Common Stock with certain characteristics including a net settlement provision that require the warrants to be accounted for as a derivative liability at fair value on the consolidated balance sheets. The estimated fair value of the MT warrants is $63,000 at both June 30, 2018 and December 31, 2017, is included in other liabilities on the accompanying consolidated balance sheets, and will continue to be measured on a recurring basis. See Note 1(b).

The following table sets forth, by level, financial liabilities measured at fair value on a recurring basis:

Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2018 and December 31, 2017
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

There were no Level 1 or Level 2 liabilities outstanding at any time during the three-month and six-month periods ended June 30, 2018 and 2017. There were no transfers in or out of our Level 1 or Level 2 liabilities during the three-month and six-month periods ended June 30, 2018 and 2017. Changes in the estimated fair value of our Level 3 liabilities relating to unrealized gains (losses), if any, are recorded as changes in fair value of financial instruments in the consolidated statements of operations. The change in the estimated fair value of our Level 3 liabilities during the three-month periods ended June 30, 2018 and 2017 was $0 and a decrease of $13,000, respectively. The change in the estimated fair value of our Level 3 liabilities during the six-month periods ended June 30, 2018 and 2017 was $0 and a decrease of $153,000, respectively.

6.	Stock-Based Compensation

For the three-month periods ended June 30, 2018 and 2017, our total stock-based compensation expense, which includes reversals of expense for certain forfeited or cancelled awards, was approximately $79,000 and $109,000, respectively. For the six-month periods ended June 30, 2018 and 2017, our total stock-based compensation expense, which includes reversals of expense for certain forfeited or cancelled awards, was approximately $217,000 and $256,000, respectively. We have not recorded any income tax benefit related to stock-based compensation in any of the three-month or six-month periods ended June 30, 2018 and 2017.

A summary of the status of our stock options as of June 30, 2018, and changes during the six-month period then ended, is presented below:

	Six Months Ended June 30, 2018
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at beginning of period	3,687,679	$1.50
Granted	470,000	0.53
Exercised	—	—
Canceled and Forfeited	(5,000)	0.51
Expired	(7,000)	0.66
Outstanding at end of period	4,145,679	$1.39	6.6	$—
Exercisable at end of period	2,321,683	$1.97	4.6	$—

A summary of the status of our unvested restricted stock as of June 30, 2018, and changes during the six-month period then ended, is presented below:

	Six Months Ended June 30, 2018
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at beginning of period	150,000	$0.51
Granted	200,000	0.37
Vested	(200,000)	0.47
Forfeited	—	—
Unvested at end of period	150,000	$0.37

As of June 30, 2018, there was approximately $146,000 of total unrecognized compensation expense related to unvested stock-based awards, which we expect to recognize over the remaining weighted average vesting term of approximately 1.2 years.

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

The following table sets forth the reconciliation of the weighted average number of common shares outstanding used to compute basic and diluted (loss) earnings per share for the three-month and six-month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average shares outstanding, basic	162,716,988	161,910,792	162,494,238	161,147,873
Dilutive shares related to warrants	—	—	—	4,283,127
Unvested restricted stock	—	—	—	200,000
Weighted average shares outstanding, diluted	162,716,988	161,910,792	162,494,238	165,631,000

Diluted (loss) earnings per common share for the six-month periods ended June 30, 2018 and 2017 excludes the effects of 19.1 million and 15.7 million common share equivalents, respectively, since such inclusion would be anti-dilutive. The excluded shares consist of common shares issuable upon exercise of outstanding stock options and warrants, and upon the conversion of convertible debt and convertible preferred stock.

The Company’s unvested stock awards contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”). Therefore, the unvested stock awards are required to be included in the number of shares outstanding for both basic and diluted earnings per share calculations. However, due to our loss from continuing operations, 150,000 and 200,000 shares of unvested restricted stock for the six-month periods ended June 30, 2018 and 2017, respectively, were excluded in determining basic and diluted loss per share from continuing operations because such inclusion would be anti-dilutive.

8.	Accounts Payable, Accrued Liabilities and Other

At June 30, 2018, approximately $96,000 of accounts payable is being disputed by the Company related to unauthorized expenditures by a former executive during 2016.

Accrued liabilities and other at June 30, 2018 and December 31, 2017 includes an aggregate of $1.1 million and $975,000, respectively, due to related parties for accrued bonuses and director fees.

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

On November 2, 2017, Platinum-Montaur commenced an action against the Company in the Supreme Court of the State of New York, County of New York, seeking damages of approximately $1.9 million purportedly due as of March 3, 2017, plus interest accruing thereafter.  The claims asserted are for breach of contract and unjust enrichment in connection with funds received by the Company under the Platinum Loan Agreement.  Said action was removed to the United States District Court for the Southern District of New York on December 6, 2017.  An initial pretrial conference was held on January 26, 2018 and a follow up status conference was held on March 9, 2018, during which the Court set a briefing schedule and determined that Navidea’s motion to dismiss was due on April 6, 2018.  The Company filed its motion to dismiss in advance of the filing deadline and the motion has been fully briefed with a decision expected from the Court in the near future.

During the six-month periods ended June 30, 2018 and 2017, $85,000 and $183,000 of interest was compounded and added to the balance of the Platinum Note, respectively. As of June 30, 2018, the remaining outstanding principal balance of the Platinum Note was approximately $2.1 million.

The Platinum Note is reflected on the consolidated balance sheets at its estimated fair value, which includes the estimated fair value of the embedded conversion option of $0 at June 30, 2018 and December 31, 2017. Changes in the estimated fair value of the Platinum Note were $0 and a decrease of $13,000, respectively, and were recorded as non-cash changes in fair value of the conversion option during the three-month periods ended June 30, 2018 and 2017. Changes in the estimated fair value of the Platinum Note were $0 and a decrease of $153,000, respectively, and were recorded as non-cash changes in fair value of the conversion option during the six-month periods ended June 30, 2018 and 2017. The estimated fair value of the Platinum Note was $2.1 million and $2.0 million as of June 30, 2018 and December 31, 2017, respectively.

Capital Royalty Partners II, L.P.

As disclosed in the Company’s Annual Report on Form 10-K and other filings, the Company has been engaged in ongoing litigation with CRG, in its capacity as a lender and as control agent for other affiliated lenders party to the CRG Loan Agreement, in the Texas Court relating to CRG’s claims of default under the terms the CRG Loan Agreement. Following a trial in December 2017, the Texas Court ruled that the Company’s total obligation to CRG was in excess of $66.0 million, limited to $66.0 million under the parties’ Global Settlement Agreement reached in 2017. The Texas Court acknowledged only the $59.0 million payment made in March 2017, concluding that the Company owed CRG another $7.0 million, however the Texas Court did not expressly take the Company’s June 2016 payment of $4.1 million into account and awarded, as part of the $66.0 million, amounts that had already been paid as part of the $4.1 million. The Company believes that this $4.1 million should be credited against the $7.0 million; CRG disagrees.

On January 16, 2018, the Company filed an emergency motion to set supersedeas bond and to modify judgment, describing the double recovery created by the $66.0 million award without taking into account the $4.1 million payment in June 2016, requesting that the judgment be modified to set the supersedeas amount at $2.9 million so that the Company could stay enforcement of the judgment pending appeal. The Texas Court refused to rule on this motion, and the court of appeals entered an order compelling the Texas Court to set a supersedeas amount. On March 26, 2018, the Texas Court ordered the Company to put up a supersedeas bond in the amount of $7.7 million. The Company filed for an emergency stay of the order in the appellate court in Harris County. On April 2, 2018, the appellate court denied the Company’s emergency stay motion. The Company continues to believe that the $4.1 million paid to CRG in June 2016 should be credited as payment toward the $66.0 million total, and the Company intends to further contest the matter through the appellate court in Texas. Navidea’s brief on the merits in this appeal is due on August 10, 2018, but this deadline is subject to potential extension. Navidea does not expect a ruling on this appeal until 2019 at the earliest.

On April 9, 2018, CRG drew approximately $7.1 million on the letter of credit. This was in addition to the $4.1 million and the $59.0 million that Navidea had previously paid to CRG.

On April 12, 2018 Navidea filed suit in the Ohio Court against the Lenders.  The suit asserts that the Lenders fraudulently induced Navidea to enter into a settlement agreement and breached the terms of the same through certain actions taken by the Lenders in connection with the Global Settlement Agreement reached in 2017, pursuant to which Navidea agreed to pay up to $66.0 million to Lenders, as well as through actions and misrepresentations by CRG after the Global Settlement Agreement was executed.  The suit also asserts claims for conversion and unjust enrichment against the Lenders for their collection of more than $66.0 million, the maximum permitted under the Global Settlement Agreement, and their double recovery of amounts paid as part of the $4.1 million paid in June 2016 and recovered again as part of the $66.0 million. CRG’s double recovery and recovery of more than $66.0 million are due to CRG drawing the entire $7.1 million on the Cardinal Health 414 letter of credit. On May 22, 2018 Navidea filed an amended complaint asserting additional claims, including claims for breach of confidentiality by CRG, and on June 26, 2018 CRG filed a motion seeking to dismiss the amended complaint. CRG’s motion to dismiss has been fully briefed and a decision on the motion is expected from the Court in the near future.

In a related proceeding before the Ohio Court, initially filed in 2016, and under which the Global Settlement Agreement was reached in 2017, the Ohio Court has issued preliminary findings that the settlement gave rise to a $66.0 million cap on amounts owed to Lenders by Navidea and that Navidea might not have been properly credited for certain funds in excess of $4.1 million previously swept by Lenders from a bank account owned by Navidea.  The Ohio Court also made a preliminary ruling that it possessed jurisdiction to interpret the settlement agreement at issue. The Company is pursuing recovery of the $4.1 million, and other damages, in the Ohio Court.

On April 11, 2018, CRG filed a new suit against the Company in the Texas Court. This new suit seeks a declaratory judgment that CRG did not breach the Global Settlement Agreement by drawing approximately $7.1 million on the Cardinal Health 414 letter of credit. On April 16, 2018, CRG moved the Texas Court to issue an anti-suit injunction barring the Company from litigating in the Ohio Court. The Texas Court denied that motion on April 27, 2018. The Company moved to dismiss these claims pursuant to the Texas Citizens Participation Act. This motion to dismiss will be heard by the Texas Court on August 20, 2018.

On July 11, 2018, CRG filed a first amended petition in the new suit. This amended petition includes the prior request for declaratory judgment that CRG did not breach the Global Settlement Agreement. In addition, the amended petition asserts a claim against Navidea for breach of contract. CRG alleges that Navidea breached the Global Settlement Agreement and its duty of good faith and fair dealing by seeking reconsideration in the original Texas suit, appealing the original Texas suit, and filing the Ohio suit. The Company is contesting this issue in the Ohio Court, the Texas Court, and on appeal in Texas. See Notes 2 and 11.

IPFS Corporation

In December 2016, we prepaid $348,000 of insurance premiums through the issuance of a note payable to IPFS Corporation (“IPFS”) with an interest rate of 8.99%. The note was payable in eight monthly installments of $45,000, with the final payment made in July 2017.

In November 2017, we prepaid $396,000 of insurance premiums through the issuance of a note payable to IPFS with an interest rate of 4.0%. The note is payable in ten monthly installments of $40,000, with the final payment due in August 2018. The balance of the note was approximately $80,000 and $318,000 as of June 30, 2018 and December 31, 2017, respectively, and was included in notes payable, current in the consolidated balance sheets.

Summary

During the three-month periods ended June 30, 2018 and 2017, we recorded interest expense of $45,000 and $43,000, respectively, related to our notes payable. Of these amounts, $43,000 and $40,000 was compounded and added to the balance of our notes payable during the three-month periods ended June 30, 2018 and 2017, respectively. During the six-month periods ended June 30, 2018 and 2017, we recorded interest expense of $89,000 and $1.8 million, respectively, related to our notes payable. Of these amounts, $85,000 and $183,000 was compounded and added to the balance of our notes payable during the six-month periods ended June 30, 2018 and 2017, respectively.

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

A summary of the changes in our terminated lease liability during the six-month period ended June 30, 2018 is presented below:

Terminated Lease Liability
Total liability, January 1, 2018	$695,307
Changes in estimated future payments	(43,394)
Payments under Blazer lease	(207,550)
Receipts from subtenant	156,497
Accretion of liability	18,539
Total liability, June 30, 2018	$619,399

11.	Commitments and Contingencies

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

In October 2017, the Company executed a letter of intent with Sinotau and Cerveau outlining a plan to sublicense to Cerveau the worldwide rights to conduct research using NAV4694, as well as grant to Cerveau an exclusive license for the development, marketing and commercialization of NAV4694 in Australia, Canada, China and Singapore. The letter of intent included a provision stating that Sinotau will release all claims in the Sinotau Litigation upon the parties’ execution of a definitive agreement; the commercial rights agreement contemplated by the letter of intent would also include a release of such claims and a covenant not to sue on such claims.

In April 2018, the Company executed an agreement to provide Meilleur worldwide rights to conduct research using NAV4694, as well as an exclusive license for the development and commercialization of NAV4694 in Australia, Canada, China, and Singapore. Meilleur also has an option to commercialize worldwide. As a result of the agreement, Navidea expects that the litigation initiated by Sinotau will be dismissed.

CRG Litigation

As disclosed in the Company’s Annual Report on Form 10-K and other filings, the Company has been engaged in ongoing litigation with CRG, in its capacity as a lender and as control agent for other affiliated lenders party to the CRG Loan Agreement, in the Texas Court relating to CRG’s claims of default under the terms the CRG Loan Agreement. Following a trial in December 2017, the Texas Court ruled that the Company’s total obligation to CRG was in excess of $66.0 million, limited to $66.0 million under the parties’ Global Settlement Agreement reached in 2017. The Texas Court acknowledged only the $59.0 million payment made in March 2017, concluding that the Company owed CRG another $7.0 million, however the Texas Court did not expressly take the Company’s June 2016 payment of $4.1 million into account and awarded, as part of the $66.0 million, amounts that had already been paid as part of the $4.1 million. The Company believes that this $4.1 million should be credited against the $7.0 million; CRG disagrees.

On January 16, 2018, the Company filed an emergency motion to set supersedeas bond and to modify judgment, describing the double recovery created by the $66.0 million award without taking into account the $4.1 million payment in June 2016, requesting that the judgment be modified to set the supersedeas amount at $2.9 million so that the Company could stay enforcement of the judgment pending appeal. The Texas Court refused to rule on this motion, and the court of appeals entered an order compelling the Texas Court to set a supersedeas amount. On March 26, 2018, the Texas Court ordered the Company to put up a supersedeas bond in the amount of $7.7 million. The Company filed for an emergency stay of the order in the appellate court in Harris County. On April 2, 2018, the appellate court denied the Company’s emergency stay motion. The Company continues to believe that the $4.1 million paid to CRG in June 2016 should be credited as payment toward the $66.0 million total, and the Company intends to further contest the matter through the appellate court in Texas. Navidea’s brief on the merits in this appeal is due on August 10, 2018, but this deadline is subject to potential extension. Navidea does not expect a ruling on this appeal until 2019 at the earliest.

On April 9, 2018, CRG drew approximately $7.1 million on the letter of credit. This was in addition to the $4.1 million and the $59.0 million that Navidea had previously paid to CRG.

On April 12, 2018 Navidea filed suit in the Ohio Court against the Lenders.  The suit asserts that the Lenders fraudulently induced Navidea to enter into a settlement agreement and breached the terms of the same through certain actions taken by the Lenders in connection with the Global Settlement Agreement reached in 2017, pursuant to which Navidea agreed to pay up to $66.0 million to Lenders, as well as through actions and misrepresentations by CRG after the Global Settlement Agreement was executed.  The suit also asserts claims for conversion and unjust enrichment against the Lenders for their collection of more than $66.0 million, the maximum permitted under the Global Settlement Agreement, and their double recovery of amounts paid as part of the $4.1 million paid in June 2016 and recovered again as part of the $66.0 million. CRG’s double recovery and recovery of more than $66.0 million are due to CRG drawing the entire $7.1 million on the Cardinal Health 414 letter of credit. On May 22, 2018 Navidea filed an amended complaint asserting additional claims, including claims for breach of confidentiality by CRG, and on June 26, 2018 CRG filed a motion seeking to dismiss the amended complaint. CRG’s motion to dismiss has been fully briefed and a decision on the motion is expected from the Court in the near future.

In a related proceeding before the Ohio Court, initially filed in 2016, and under which the Global Settlement Agreement was reached in 2017, the Ohio Court has issued preliminary findings that the settlement gave rise to a $66.0 million cap on amounts owed to Lenders by Navidea and that Navidea might not have been properly credited for certain funds in excess of $4.1 million previously swept by Lenders from a bank account owned by Navidea.  The Ohio Court also made a preliminary ruling that it possessed jurisdiction to interpret the settlement agreement at issue. The Company is pursuing recovery of the $4.1 million, and other damages, in the Ohio Court.

On April 11, 2018, CRG filed a new suit against the Company in the Texas Court. This new suit seeks a declaratory judgment that CRG did not breach the Global Settlement Agreement by drawing approximately $7.1 million on the Cardinal Health 414 letter of credit. On April 16, 2018, CRG moved the Texas Court to issue an anti-suit injunction barring the Company from litigating in the Ohio Court. The Texas Court denied that motion on April 27, 2018. The Company moved to dismiss these claims pursuant to the Texas Citizens Participation Act. This motion to dismiss will be heard by the Texas Court on August 20, 2018.

On July 11, 2018, CRG filed a first amended petition in the new suit. This amended petition includes the prior request for declaratory judgment that CRG did not breach the Global Settlement Agreement. In addition, the amended petition asserts a claim against Navidea for breach of contract. CRG alleges that Navidea breached the Global Settlement Agreement and its duty of good faith and fair dealing by seeking reconsideration in the original Texas suit, appealing the original Texas suit, and filing the Ohio suit. The Company is contesting this issue in the Ohio Court, the Texas Court, and on appeal in Texas. See Notes 2 and 9.

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

Platinum-Montaur Life Sciences LLC

On November 2, 2017, Platinum-Montaur commenced an action against the Company in the Supreme Court of the State of New York, County of New York, seeking damages of approximately $1.9 million purportedly due as of March 3, 2017, plus interest accruing thereafter.  The claims asserted are for breach of contract and unjust enrichment in connection with funds received by the Company under the Platinum Loan Agreement.  Said action was removed to the United States District Court for the Southern District of New York on December 6, 2017.  An initial pretrial conference was held on January 26, 2018 and a follow up status conference was held on March 9, 2018, during which the Court set a briefing schedule and determined that Navidea’s motion to dismiss was due on April 6, 2018.  The Company filed its motion to dismiss in advance of the filing deadline and the motion has been fully briefed with a decision expected from the Court in the near future.

In accordance with ASC Topic 450, Contingencies, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Although the outcome of any litigation is uncertain, in our opinion, the amount of ultimate liability, if any, with respect to these actions, will not materially affect our financial position.

12.	Equity Instruments

During the six-month periods ended June 30, 2018 and 2017, we issued 1,118,760 and 710,353 shares of our common stock valued at $317,000 and $369,000, respectively, to our employees as payments in lieu of cash for their 2017, 2016 and 2015 bonuses.

During the six-month periods ended June 30, 2018 and 2017, we issued 94,684 and 105,308 shares of our common stock as matching contributions to our 401(k) Plan which were valued at $36,000 and $54,000, respectively.

During the six-month period ended June 30, 2017, we issued 16,406 shares of our common stock valued at $10,500 to certain members of our Board of Directors as payment in lieu of cash for their retainer fees. We did not make any such stock payments to our directors during the six-month period ended June 30, 2018.

13.	Stock Warrants

In January 2017, Dr. Michael Goldberg, the Company’s President and CEO, exercised 5,411,850 of his Series LL warrants in exchange for 5,411,850 shares of our common stock, resulting in proceeds to the Company of $54,119.

In March 2017, in connection with the Asset Sale, the Company granted to each of Cardinal Health 414 and UCSD, a five-year Series NN warrant to purchase up to 10 million shares and 1 million shares, respectively, of the Company’s common stock at an exercise price of $1.50 per share, each of which warrant is subject to anti-dilution and other customary terms and conditions. The fair value of the Series NN warrants was calculated using the Black-Scholes model using our five-year historical weekly volatility of 77% and a risk-free rate equal to the five-year treasury constant maturity rate of 2%. The Series NN warrants granted to Cardinal Health 414 had an estimated fair value of $3.3 million, which was recorded as a reduction of the gain on sale in the consolidated statement of operations for the six-month period ended June 30, 2017. The Series NN warrants granted to UCSD had an estimated fair value of $334,000, which was recorded as an intangible asset related to the UCSD license in the consolidated balance sheet during the six-month period ended June 30, 2017.

At June 30, 2018, there are 16.7 million warrants outstanding to purchase Navidea's common stock. The warrants are exercisable at prices ranging from $0.01 to $2.50 per share with a weighted average exercise price of $1.16 per share. The warrants have remaining outstanding terms ranging from one month to 17 years.

In addition, at June 30, 2018, there are 300 warrants outstanding to purchase MT Common Stock. The warrants are exercisable at $2,000 per share.

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

Current accounting standards require a valuation allowance against DTAs if, based on the weight of available evidence, it is more likely than not that some or all of the DTAs may not be realized. Due to the uncertainty surrounding the realization of these DTAs in future tax returns, all of the DTAs have been fully offset by a valuation allowance at June 30, 2018 and December 31, 2017, except the alternative minimum tax (“AMT”) credit carryforward amount described below.

In assessing the realizability of DTAs, management considers whether it is more likely than not that some portion or all of the DTAs will not be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the DTAs are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences or tax carryforwards as of June 30, 2018 except for the AMT credit carryforward.

The Tax Cuts and Jobs Act was signed into law on December 22, 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. The Tax Act repeals the AMT for corporations, and permits any existing AMT credit carryforwards to be used to reduce the regular tax obligation in 2018, 2019 and 2020. Companies may continue using AMT credits to offset any regular income tax liability in years 2018 through 2020, with 50 percent of remaining AMT credits refunded in each of the 2018, 2019 and 2020 tax years, and all remaining credits refunded in tax year 2021. This results in full realization of an existing AMT credit carryforward irrespective of future taxable income. Accordingly, the Company recorded AMT credit carryforwards of $1.2 million in other noncurrent assets in the consolidated balance sheets as of June 30, 2018 and December 31, 2017. The impact of many provisions of the Tax Act lack clarity and is subject to interpretation until additional IRS guidance is issued. The ultimate impact of the Tax Act may differ from the Company’s estimates due to changes in the interpretations and assumptions made as well as any forthcoming regulatory guidance.

Current accounting standards include guidance on the accounting for uncertainty in income taxes recognized in the financial statements. Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility. As a result, no liability for uncertain tax positions was recorded as of June 30, 2018 or December 31, 2017 and we do not expect any significant changes in the next twelve months. Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense. As of June 30, 2018, tax years 2014-2017 remained subject to examination by federal and state tax authorities.

Benefit from income taxes was $11,000 for the three-month period ended June 30, 2018, representing an effective tax rate of 21.0%, as compared to a benefit from income taxes of $1.6 million for the three-month period ended June 30, 2017, representing an effective tax rate of 34.0%. The decrease in the effective rate for the three-month period ended June 30, 2018 compared with the same period in 2017 is primarily due to the corporate rate reduction of the Tax Act.

As of June 30, 2018, we had approximately $131.8 million of federal and $20.4 million of state net operating loss carryforwards, as well as approximately $9.7 million of federal R&D credit carryforwards.

15.	Segments

We report information about our operating segments using the “management approach” in accordance with current accounting standards. This information is based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance. Our reportable segments are identified based on differences in products, services and markets served. There were no inter-segment sales. We manage our business based on two primary types of drug products: (i) diagnostic substances, including Tc99m tilmanocept and other diagnostic applications of our Manocept platform, and NAV4694 (sublicensed in April 2018), and (ii) therapeutic development programs, including therapeutic applications of our Manocept platform and all development programs undertaken by MT.

The information in the following tables is derived directly from each reportable segment’s financial reporting.

Three Months Ended June 30, 2018	Diagnostics	Therapeutics	Corporate	Total
Royalty revenue	$6,665	$—	$—	$6,665
License revenue	257,709	—	—	257,709
Grant and other revenue	156,889	120,864	—	277,753
Total revenue	421,263	120,864	—	542,127
Cost of revenue	35,392	—	—	35,392
Research and development expenses	913,158	229,560	—	1,142,718
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	16,630	1,735,258	1,751,888
Depreciation and amortization (2)	—	—	37,511	37,511
Loss from operations (3)	(527,287)	(125,326)	(1,772,769)	(2,425,382)
Other expense (4)	—	—	(20,719)	(20,719)
Income tax benefit	2,356	560	8,013	10,929
Net loss from continuing operations	(524,931)	(124,766)	(1,785,475)	(2,435,172)
Loss from discontinued operations, net of tax	(1,938)	—	—	(1,938)
Gain on sale of discontinued operations, net of tax	43,053	—	—	43,053
Net loss	(483,816)	(124,766)	(1,785,475)	(2,394,057)
Total assets, net of depreciation and amortization:
United States	$409,769	$87,751	$8,139,434	$8,636,954
International	22,147	—	1,391	23,538
Capital expenditures	—	—	3,165	3,165

Three Months Ended June 30, 2017	Diagnostics	Therapeutics	Corporate	Total
Royalty revenue	$—	$—	$—	$—
License revenue	100,000	—	—	100,000
Grant and other revenue	418,375	93,224	—	511,599
Total revenue	518,375	93,224	—	611,599
Research and development expenses	1,108,101	77,773	—	1,185,874
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	3,462	4,175,583	4,179,045
Depreciation and amortization (2)	—	—	70,539	70,539
(Loss) income from operations (3)	(589,726)	11,989	(4,246,122)	(4,823,859)
Other income	—	—	40,848	40,848
Income tax benefit (expense)	201,125	(4,089)	1,434,198	1,631,234
Net (loss) income from continuing operations	(388,601)	7,900	(2,771,076)	(3,151,777)
Loss from discontinued operations, net of tax	(82,376)	—	—	(82,376)
Loss on sale of discontinued operations, net of tax	(1,953,378)	—	—	(1,953,378)
Net (loss) income	(2,424,355)	7,900	(2,771,076)	(5,187,531)
Total assets, net of depreciation and amortization:
United States	$16,373,919	$16,002	$9,411,189	$25,801,110
International	98,806	—	2,299	101,105
Capital expenditures	—	—	8,170	8,170

Six Months Ended June 30, 2018	Diagnostics	Therapeutics	Corporate	Total
Royalty revenue	$7,460	$—	$—	$7,460
License revenue	257,709	—	—	257,709
Grant and other revenue	389,325	164,078	—	553,403
Total revenue	654,494	164,078	—	818,572
Cost of revenue	35,710	—	—	35,710
Research and development expenses	1,698,169	443,505	—	2,141,674
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	25,237	3,465,036	3,490,273
Depreciation and amortization (2)	—	—	75,498	75,498
Loss from operations (3)	(1,079,385)	(304,664)	(3,540,534)	(4,924,583)
Other expense (4)	—	—	(4,259,480)	(4,259,480)
Income tax benefit	1,284	363	9,282	10,929
Net loss from continuing operations	(1,078,101)	(304,301)	(7,790,732)	(9,173,134)
Loss from discontinued operations, net of tax	(1,938)	—	—	(1,938)
Gain on sale of discontinued operations, net of tax	43,053	—	—	43,053
Net loss	(1,036,986)	(304,301)	(7,790,732)	(9,132,019)
Total assets, net of depreciation and amortization:
United States	$409,769	$87,751	$8,139,434	$8,636,954
International	22,147	—	1,391	23,538
Capital expenditures	—	—	3,165	3,165

Six Months Ended June 30, 2017	Diagnostics	Therapeutics	Corporate	Total
Royalty revenue	$—	$—	$—	$—
License revenue	100,000	—	—	100,000
Grant and other revenue	989,737	101,892	—	1,091,629
Total revenue	1,089,737	101,892	—	1,191,629
Cost of revenue	—	—	—	—
Research and development expenses	1,521,303	369,845	—	1,891,148
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	5,983	7,118,706	7,124,689
Depreciation and amortization (2)	—	—	147,329	147,329
Loss from operations (3)	(431,566)	(273,936)	(7,266,035)	(7,971,537)
Other expense (4)	—	—	(1,130,261)	(1,130,261)
Income tax benefit	146,296	92,861	2,846,249	3,085,406
Net loss from continuing operations	(285,270)	(181,075)	(5,550,047)	(6,016,392)
Loss from discontinued operations, net of tax	(338,237)	—	—	(338,237)
Gain on sale of discontinued operations, net of tax	86,748,123	—	—	86,748,123
Net income (loss)	86,124,616	(181,075)	(5,550,047)	80,393,494
Total assets, net of depreciation and amortization:
United States	$16,373,919	$16,002	$9,411,189	$25,801,110
International	98,806	—	2,299	101,105
Capital expenditures	—	—	8,170	8,170

(1)

General and administrative expenses, excluding depreciation and amortization, represent costs that relate to the general administration of the Company and as such are not currently allocated to our individual reportable segments.

(2)

Depreciation and amortization is reflected in selling, general and administrative expenses ($37,511 and $70,539 for the three-month periods ended June 30, 2018 and 2017, and $75,498 and $147,329 for the six-month periods ended June 30, 2018 and 2017, respectively).

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

16.	Supplemental Disclosure for Statements of Cash Flows

During the six-month periods ended June 30, 2018 and 2017, we paid interest aggregating $4,000 and $7.4 million, respectively. During the six-month periods ended June 30, 2018 and 2017, we issued 94,684 and 105,308 shares of our common stock as matching contributions to our 401(k) Plan which were valued at $36,000 and 54,000, respectively. During the six-month period ended June 30, 2017, we issued 1.0 million Series NN warrants to UCSD with an estimated fair value of $334,000.

17.	Subsequent Events

The Company has evaluated events and transactions subsequent to June 30, 2018 and through the date these consolidated financial statements were included in this Quarterly Report on Form 10-Q and filed with the U.S. Securities and Exchange Commission (“SEC”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

●	our history of operating losses and uncertainty of future profitability;

●	our ability to successfully complete research and further development of our drug candidates;

●	the timing, cost and uncertainty of obtaining regulatory approvals of our drug candidates;

●	our ability to successfully commercialize our drug candidates;

●	our expectations and estimates concerning future financial performance, financing plans and the impact of competition;

●	our ability to raise capital sufficient to fund our development programs;

●	our dependence on royalties and grant revenue;

●	our limited product line and distribution channels;

●	advances in technologies and development of new competitive products;

●	our ability to maintain effective control over financial reporting; and

●	other risk factors set forth in this report and detailed in our most recent Annual Report on Form 10-K and other SEC filings.

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

Manocept Platform - Diagnostics and Therapeutics Background

Navidea’s Manocept platform is predicated on the ability to specifically target the CD206 mannose receptor expressed primarily on activated macrophages. This flexible and versatile platform serves as a molecular engine for purpose-built targeted imaging molecules that may significantly impact patient care by providing enhanced diagnostic accuracy, clinical decision-making, and target-specific treatment. This CD206-targeted drug platform is applicable to a range of diagnostic modalities, including single photon emission computed tomography (“SPECT”), positron emission tomography (“PET”), gamma-scanning (both imaging and topical) and intra-operative and/or optical-fluorescence detection, as well as delivery of therapeutic compounds that target macrophages, and their role in a variety of immune- and inflammation-involved diseases. The FDA-approved sentinel node/lymphatic mapping agent, Tc99m tilmanocept, is representative of the ability to successfully exploit this mechanism to develop powerful new products and to expand this technology into additional diagnostic and therapeutic applications.

Activated macrophages play important roles in many disease states and are an emerging target in many diseases where diagnostic uncertainty exists. Impairment of the macrophage-driven disease mechanisms is an area of increasing and proven focus in medicine. The number of people affected by all the inflammatory diseases combined is estimated at more than 40 million in the United States and perhaps 700 million worldwide, making macrophage-mediated diseases an area of remarkable clinical importance. There are many recognized disorders having macrophage involvement, including rheumatoid arthritis (“RA”), atherosclerosis/vulnerable plaque, nonalcoholic steatohepatitis (“NASH”), inflammatory bowel disease, systemic lupus erythematosus, Kaposi’s sarcoma (“KS”), leishmaniosis, and others that span general clinical areas in oncology, autoimmunity, infectious diseases, cardiology, CNS diseases, and inflammation. For the near term, we have selected target diseases that would benefit from this remarkable technology, most deriving improved clinical diagnosis and therapy.

Manocept Platform – Immuno-Diagnostics Clinical Data

Rheumatoid Arthritis

Two Tc99m tilmanocept dose escalation studies in RA have been completed. The first study was completed and included 18 subjects (nine with active disease and nine healthy subjects) dosed subcutaneously with 50 and 200 µg/2mCi Tc99m tilmanocept (ClinicalTrials.gov NCT02683421). The results of this study were presented at five international meetings, including Biotechnology Innovation Organization (“BIO”), Society of Nuclear Medicine and Molecular Imaging (“SNMMI”), and The American College of Rheumatology (“ACR”). In addition, based on completion of extensive preclinical dosing studies pursuant to our dialog with the FDA, we have completed a study involving intravenous (“IV”) dosing of 39 subjects with IV-administered Tc99m tilmanocept (ClinicalTrials.gov NCT02865434). In conjunction with this study, we have completed pharmacokinetic, pharmacodynamics and radiation dosimetry phases in human subjects as well. The majority of the costs of these studies have been supported through a Small Business Innovation Research (“SBIR”) grant (NIH/NIAMSD Grant 1 R44 AR067583-01A1). Results were presented at the June 2018 SNMMI meeting. These studies have been combined and submitted for peer review publication and full published results will follow.

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

We have also begun a second Phase1/2 study in cooperation with Massachusetts General Hospital in subjects with Human Immunodeficiency Virus (“HIV”) that expands the original study in both the scope of the drug administration as well as the diagnostic assessment of the subjects. This study will enroll up to 24 AIDS subjects and healthy controls in imaging soft plaque using IV-administered Tc99m tilmanocept, and expand the initial investigation to the assessment of aortic plaque as well as carotid and coronary arteries. We anticipate preliminary results by the end of the third quarter of 2018. In addition, we have applied for follow-on NIH/NHLBI support to fund additional clinical studies that are currently under development and design for Phase 2 trials.

Kaposi’s Sarcoma

KS is a serious and potentially life threatening illness in persons infected with HIV and the third leading cause of death in this population worldwide. The prognosis for patients with KS is poor with high probabilities for mortality and greatly diminished quality of life. We initiated and completed a study of KS in 2015 (ClinicalTrials.gov NCT022201420), and received additional funding from the National Institutes of Health (“NIH”) in 2016 to continue diagnostic studies in this disease. The new support not only continues the imaging of the cutaneous form of this disease but expands this to imaging of visceral disease via IV administration of Tc99m tilmanocept (NIH/NCI 1 R44 CA192859-01A1; ClinicalTrials.gov NCT03157167). This now-escalated study includes a pathology/biopsy component as well as an imaging component to determine pathology concordance with image assessment. A manuscript with initial results has been submitted for peer review and publication, including both imaging and biological evaluation of KS correlates. We received Institutional Review Board approval of the clinical protocol, and we initiated a Phase 1/2 clinical study in KS in 2017.

Colorectal Cancer (“CRC”) and Synchronous Liver Metastases

During the first quarter of 2017, we initiated an imaging study in subjects with CRC and liver metastases via IV administration of Tc99m tilmanocept. This study is supported through a SBIR grant (NIH/NCI 1 R44 CA1962783-01A1; ClinicalTrials.gov NCT03029988) and continues to enroll subjects (up to 12 subjects with dose modification; this study may also be expanded depending on NIH/NCI funding). An initial presentation took place at SNMMI in June of 2018 and early results have been submitted for peer review publication. An additional report has been submitted to the National Cancer Institute (“NCI”) on the early results of this study.

Nonalcoholic Steatohepatitis

We have initiated a clinical study (ClinicalTrials.gov NCT03332940) that is designed to enroll 12 subjects with IV administration of Tc99m tilmanocept and an imaging comparator to identify and quantify the extent of NASH lesions in human patients. This study is ongoing and includes dose escalation modification for Tc99m tilmanocept. Initial results were presented at the NASH Summit in Boston in April 2018, and the results are available on Navidea’s website. This study continues to enroll patients.

Based on performance in these very large market opportunities, the Company anticipates continued investment in these programs, including initiating studies designed to obtain new approvals for the Tc99m tilmanocept product.

Biomarker Application and Qualification

In November 2017, the Company commenced the qualification of the biomarker CD206 with the FDA Biomarker Section of The Center for Drug Evaluation and Research (“CDER”). As per FDA protocol, Navidea submitted a draft letter of intent (“LOI”) to CDER prior to the November meeting. According to the CDER directive, “the Biomarker Qualification Program was established to support the CDER’s work with external stakeholders to develop biomarkers that aid in the drug development process. Through the FDA’s Biomarker Qualification Program, an entity may request regulatory qualification of a biomarker for a particular context of use (“COU”) in drug development.” Post-meeting with the FDA and because of Navidea’s data sets and the general external publication database, Navidea, in conjunction with FDA, is now reviewing the LOI with the FDA’s recommended consultants. Navidea has revised the LOI draft strategy in order to expedite the application process. In March 2018, Navidea had a follow-up meeting with the FDA’s assigned strategist and further narrowing of the LOI elements were reviewed. Navidea is continuing the process of finalizing the COU LOI and providing the background data sets for qualification review with the FDA/CDER. Additional meetings have taken place and the pursuit of this qualification is progressing well.

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

NAV4694 (Sublicensed)

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

Outlook

Our operating expenses in recent years have been focused primarily on support of our Manocept platform, Tc99m tilmanocept, and NAV4694 product development. We incurred approximately $2.1 million and $1.9 million in total on research and development activities during the six-month periods ended June 30, 2018 and 2017, respectively. Of the total amounts we spent on research and development during those periods, excluding costs related to our internal research and development headcount and our general and administrative staff which we do not currently allocate among the various development programs that we have underway, we incurred out-of-pocket charges by program as follows:

	Six Months Ended June 30,
Development Program (a)	2018	2017
Manocept Platform	$737,286	$851,589
Macrophage Therapeutics	432,910	304,603
Tc99m Tilmanocept (b)	143,928	285,745
NAV4694 (c)	19,105	(469,111)

(a)	Certain development program expenditures were offset by grant reimbursement revenues totaling $511,000 and $1.1 million during the six-month periods ended June 30, 2018 and 2017, respectively.
(b)	Amounts in 2017 reflect projects included in discontinued operations in the consolidated statements of operations.
(c)	Changes in cost estimates resulted in the reversal of certain previously accrued expenses related to the NAV4694 development program during the six-month period ended June 30, 2017.

We expect to continue the advancement of our efforts with our Manocept platform during 2018. We expect our total research and development expenses, including both out-of-pocket charges as well as internal headcount and support costs, to be higher in 2018 than in 2017. The suspension of active patient accrual in our NAV4694 trials have decreased our development costs related to that program over the past year, however, we may continue to incur minimal costs while we complete our divestiture activities with Meilleur.

Tc99m tilmanocept is approved by the European Medicines Agency for use in imaging and intraoperative detection of sentinel lymph nodes draining a primary tumor in adult patients with breast cancer, melanoma, or localized squamous cell carcinoma of the oral cavity in the EU. Following the January 2017 transfer of the Tc99m tilmanocept Marketing Authorization to SpePharm, we transferred responsibility for manufacturing the reduced-mass vial for the EU market to SpePharm. During the second quarter of 2017, SpePharm launched Tc99m tilmanocept in select EU markets, providing a number of early adopters with sample doses to provide exposure to the product. EU sales commenced during the third quarter of 2017. We anticipate that we will incur costs related to supporting our product, regulatory, manufacturing and commercial activities related to the potential marketing registration and sale of Tc99m tilmanocept in markets other than the EU. There can be no assurance that Tc99m tilmanocept will achieve regulatory approval in any market other than the EU, or if approved in those markets, that it will achieve market acceptance in the EU or any other market.

We continue to evaluate existing and emerging data on the potential use of Manocept-related agents in the diagnosis, disease-staging and treatment of disorders in which macrophages are involved, such as KS, RA, NASH and other disease states, to define areas of focus, development pathways and partnering options to capitalize on the Manocept platform. We will also be evaluating potential funding and other resources required for continued development, regulatory approval and commercialization of any Manocept platform product candidates that we identify for further development, and potential options for advancing development. There can be no assurance of obtaining funding or other resources on terms acceptable to us, if at all, that further evaluation or development will be successful, that any Manocept platform product candidate will ultimately achieve regulatory approval, or if approved, the extent to which it will achieve market acceptance.

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

In April 2018, the Company entered into an Amendment to the Asset Purchase Agreement. Pursuant to the Amendment, Cardinal Health 414 paid the Company approximately $6.0 million and agreed to pay the Company an amount equal to the unused portion of the letter of credit (not to exceed approximately $7.1 million) promptly after the earlier of (i) the expiration of the letter of credit and (ii) the receipt by Cardinal Health 414 of evidence of the return and cancellation of the letter of credit. In exchange, the obligation of Cardinal Health 414 to make any further contingent payments has been eliminated. Cardinal Health 414 is still obligated to make the milestone payments in accordance with the terms of the earnout provisions of the Purchase Agreement. CRG has drawn the entire $7.1 million available under the letter of credit.

We recorded a net gain on the sale of the Business of $86.7 million for the six months ended June 30, 2017, including $16.5 in guaranteed consideration, which was discounted to the present value of future cash flows. The proceeds were offset by $3.3 million in estimated fair value of warrants issued to Cardinal Health 414, $2.0 million in legal and other fees related to the sale, $800,000 in net balance sheet dispositions and write-offs, and $6.5 million in estimated taxes. We recorded an additional gain on the sale of the Business of $43,000 for the six month ended June 30, 2018, including $54,000 of payments by Cardinal Health 414 to Navidea in excess of receivables recognized related the Amendment, offset by $11,000 in estimated taxes. Our consolidated balance sheets and statements of operations have been reclassified, as required, for all periods presented to reflect the Business as a discontinued operation. Cash flows associated with the operation of the Business have been combined with operating, investing and financing cash flows, as appropriate, in our consolidated statements of cash flows.

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

Three Months Ended June 30, 2018 and 2017

License Revenue. During the second quarter of 2018, we recognized license revenue of $258,000, primarily for a non-refundable upfront payment related to the sublicense of NAV4694 to Meilleur. During the second quarter of 2017, we recognized license revenue of $100,000 for a non-refundable upfront payment related to the Tc99m tilmanocept license and distribution agreement with Sayre Therapeutics in India.

Grant and Other Revenue. During the second quarter of 2018, we recognized $278,000 of grant and other revenue as compared to $512,000 in the second quarter of 2017. Grant revenue during the second quarter of 2018 was primarily related to SBIR grants from the NIH supporting Manocept development. Grant revenue during the second quarter of 2017 was primarily related to SBIR grants from the NIH supporting Manocept and Tc99m tilmanocept development.

Research and Development Expenses. Research and development expenses decreased $43,000, or 4%, to $1.1 million during the second quarter of 2018 from $1.2 million during the same period in 2017. The decrease was primarily due to net decreases in drug project expenses related to (i) decreased NAV4694 development costs of $75,000, primarily clinical trial costs; and (ii) decreased Manocept development costs of $5,000 including decreased clinical trial costs; offset by (iii) increased therapeutics development costs of $172,000 including increased manufacturing-related activities and research consulting costs; and (iv) increased Tc99m tilmanocept development costs of $75,000 including increased regulatory costs related to Europe, offset by decreased clinical testing and license fees. The net decrease in research and development expenses also included decreased compensation including incentive-based awards of $187,000 related to net decreased headcount.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.4 million, or 58%, to $1.8 million during the second quarter of 2018 from $4.2 million during the same period in 2017. The net decrease was primarily due to a loss on disposal of assets related to our previous office space of $706,000, decreased legal and professional services of $650,000, termination costs related to the arbitration award to Mr. Gonzalez of $478,000 and loss on termination of our previous office lease of $394,000, both during the second quarter of 2017, and decreased general office, depreciation, and rent expenses totaling $149,000.

Other Income (Expense). Other expense, net, was $21,000 during the second quarter of 2018 as compared to other income, net of $41,000 during the same period in 2017. During the second quarters of 2018 and 2017, $43,000 and $40,000, respectively, of interest expense was compounded and added to the balance of our note payable to Platinum. During the second quarters of 2018 and 2017, we recorded interest income of $21,000 and $103,000, respectively. Of the interest income recorded during the second quarter of 2017, $96,000 was related to the guaranteed consideration due from Cardinal Health 414, which was discounted to present value at the closing date of the Asset Sale. For the second quarter of 2017, we recorded non-cash income of $13,000 related to changes in the estimated fair value of financial instruments.

Gain (Loss) on Discontinued Operations. We recorded a net gain related to the Amendment to the sale of the Business to Cardinal Health 414 of $43,000 for the quarter ended June 30, 2018, including $54,000 of payments by Cardinal Health 414 to Navidea in excess of receivables recognized, offset by $11,000 in estimated taxes. We recorded a net loss on the sale of the Business to Cardinal Health 414 of $2.0 million for the quarter ended June 30, 2017, primarily related to adjustments in estimated taxes on the sale of the Business. Operating losses from discontinued operations related to the sale of the Business to Cardinal Health 414 were $2,000 and $82,000 for the first quarters of 2018 and 2017, respectively.

Six Months Ended June 30, 2018 and 2017

License Revenue. During the first six months of 2018, we recognized license revenue of $258,000, primarily for a non-refundable upfront payment related to the sublicense of NAV4694 to Meilleur. During the first six months of 2017, we recognized license revenue of $100,000 for a non-refundable upfront payment related to the Tc99m tilmanocept license and distribution agreement with Sayre Therapeutics in India.

Grant and Other Revenue. During the first six months of 2018, we recognized $553,000 of grant and other revenue as compared to $1.1 million in the same period in 2017. Grant revenue during the first six months of 2018 was primarily related to SBIR grants from the NIH supporting Manocept development. Grant revenue during the first six months of 2017 was primarily related to SBIR grants from the NIH supporting Manocept and Tc99m tilmanocept development. Other revenue for the first six months of 2018 and 2017 included $43,000 and $34,000, respectively, of revenue from our marketing partners in Europe related to development work performed at their request.

Research and Development Expenses. Research and development expenses increased $251,000, or 13%, to $2.1 million during the first six months of 2018 from $1.9 million during the same period in 2017. The increase was primarily due to net increases in drug project expenses related to (i) increased NAV4694 development costs of $488,000 due to reversal of certain previously accrued expenses during the first six months of 2017, offset by increased clinical testing; and (ii) increased therapeutics development costs of $128,000 including increased clinical testing, regulatory consulting, and research consulting costs, offset by decreased manufactuirng-related activities; offset by (iii) decreased Manocept development costs of $114,000 including decreased clinical trial costs; and (iv) decreased Tc99m tilmanocept development costs of $26,000 including decreased license fees, clinical testing, and manufacturing-related activities, offset by increased regulatory costs. The net increase in research and development expenses also included decreased compensation including incentive-based awards of $260,000 related to net decreased headcount.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $3.7 million, or 51%, to $3.6 million during the first six months of 2018 from $7.3 million during the same period in 2017. The net decrease was primarily due to decreased legal and professional services of $1.8 million, a loss on disposal of assets related to our previous office space of $717,000, termination costs related to the arbitration award to Mr. Gonzalez of $478,000 and loss on termination of our previous office lease of $438,000, both during the first six months of 2017, and decreased general office, depreciation, insurance and rent expenses totaling $304,000.

Other Income (Expense). Other expense, net, was $4.3 million during the first six months of 2018 as compared to other expense, net of $1.1 million during the same period in 2017. We recorded losses on extinguishment of the CRG debt of $4.3 million and $1.3 million during the first six months of 2018 and 2017, respectively. Also during the first six months of 2018 and 2017, we recognized interest income of $97,000 and $134,000, respectively, primarily related to the guaranteed consideration due from Cardinal Health 414, which was discounted to present value at the closing date of the Asset Sale. During the first six months of 2018 and 2017, $85,000 and $40,000, respectively, of interest expense was compounded and added to the balance of our note payable to Platinum. For the first six months of 2017, we recorded non-cash income of $153,000 related to changes in the estimated fair value of financial instruments.

Gain on Discontinued Operations. We recorded a net gain related to the Amendment to the sale of the Business to Cardinal Health 414 of $43,000 for the six months ended June 30, 2018, including $54,000 of payments by Cardinal Health 414 to Navidea in excess of receivables recognized, offset by $11,000 in estimated taxes. We recorded a net gain on the sale of the Business to Cardinal Health 414 of $86.7 million for the six months ended June 30, 2017, including $16.5 million in guaranteed consideration, which was discounted to the present value of future cash flows. The proceeds were offset by $3.3 million in estimated fair value of warrants issued to Cardinal Health 414, $2.0 million in legal and other fees related to the sale, $800,000 in net balance sheet dispositions and write-offs, and $6.5 million in estimated taxes. Operating losses from discontinued operations related to the sale of the Business to Cardinal Health 414 were $2,000 and $338,000 for the first six months of 2018 and 2017, respectively.

Liquidity and Capital Resources

Cash balances increased to $4.7 million at June 30, 2018 from $2.8 million at December 31, 2017. The net increase was primarily due to accelerated receipt of the guaranteed earnout receivable from Cardinal Health 414 of $5.7 million, net of CRG’s draw on the letter of credit, and maturities and sales of available-for-sale securities of $1.0 million, offset by cash used to fund our operations of $4.6 million.

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

On November 2, 2017, Platinum-Montaur commenced an action against the Company in the Supreme Court of the State of New York, County of New York, seeking damages of approximately $1.9 million purportedly due as of March 3, 2017, plus interest accruing thereafter.  The claims asserted are for breach of contract and unjust enrichment in connection with funds received by the Company under the Platinum Loan Agreement.  Said action was removed to the United States District Court for the Southern District of New York on December 6, 2017.  An initial pretrial conference was held on January 26, 2018 and a follow up status conference was held on March 9, 2018, during which the Court set a briefing schedule and determined that Navidea’s motion to dismiss was due on April 6, 2018.  The Company filed its motion to dismiss in advance of the filing deadline and the motion has been fully briefed with a decision expected from the Court in the near future.

The Company has continued to accrue interest on the Platinum debt pending the outcome of the litigation, and the balance of the debt was approximately $2.1 million as of June 30, 2018.

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

The Company has experienced recurring net losses and recent unfavorable court rulings, and has used significant cash to fund its operations, all of which are factors that raise substantial doubt about our ability to continue as a going concern.  Our projected cash burn factors in certain cost cutting initiatives that have been approved by the board of directors and implemented, including reductions in the workforce and a reduction in facilities expenses.  Additionally, we have considerable discretion over the extent of development project expenditures and have the ability to curtail the related cash flows as needed.  The Company also has funds remaining under outstanding grant awards, and continues working to establish new sources of funding, including collaborations, potential equity investments, and additional grant funding that can augment the balance sheet as the Company works to reduce spending.  However, based on our current working capital and our projected cash burn, and without definitive agreements in place for additional funding, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months following the issuance of this Quarterly Report on Form 10-Q.

Operating Activities. Cash provided by operations was $8.3 million during the first six months of 2018 compared to $62.0 million during the same period in 2017.

Accounts and other receivables decreased to $374,000 at June 30, 2018 from $8.1 million at December 31, 2017, primarily related to Cardinal Health 414’s payment of the entire balance of the guaranteed earnout pursuant to the Amendment executed on April 2, 2018.

Prepaid expenses and other current assets decreased to $737,000 at June 30, 2018 from $1.1 million at December 31, 2017. The decrease was primarily due to normal amortization of prepaid insurance and decreased interest receivable related to the guaranteed earnout due from Cardinal Health 414.

Accounts payable decreased to $454,000 at June 30, 2018 from $855,000 at December 31, 2017, primarily driven by net decreased payables due to therapeutics, NAV4694, process and product development, and operations vendors, offset by increased payables due to Manocept development vendors. Accrued liabilities and other current liabilities remained steady at approximately $1.8 million at June 30, 2018 and December 31, 2017. Decreased accruals for legal and professional services were offset by increased accruals for compensation and Manocept development costs. Our payable and accrual balances will continue to fluctuate but will likely decrease overall as we work to resolve our legal disputes, offset by planned increases in development activity related to the Manocept platform.

Investing Activities. Investing activities provided $997,000 during the first six months of 2018 compared to $2.0 million used during the same period in 2017. Investing activities during the first six months of 2018 included maturities and sales of available-for-sale securities of $1.0 million and capital expenditures of $3,000, primarily for computer equipment. Investing activities during the first six months of 2017 included purchases of available-for-sale securities of $2.0 million and capital expenditures of $8,000, primarily for computer equipment and leasehold improvements.

Financing Activities. Financing activities used $7.4 million during the first six months of 2018 compared to $60.9 million during the same period in 2017. The $7.4 million used by financing activities in the first six months of 2018 consisted primarily of CRG’s draw on the letter of credit of $7.1 million and principal payments on financed insurance premiums of $238,000. The $60.9 million used by financing activities in the first six months of 2017 consisted primarily of principal payments on the CRG, Platinum and IPFS notes payable of $59.6 million and payment of CRG debt-related costs to CRG of $1.3 million, offset by proceeds from issuance of common stock of $54,000.

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

Capital Royalty Group Debt

As disclosed in the Company’s Annual Report on Form 10-K and other filings, the Company has been engaged in ongoing litigation with CRG, in its capacity as a lender and as control agent for other affiliated lenders party to the CRG Loan Agreement, in the Texas Court relating to CRG’s claims of default under the terms the CRG Loan Agreement. Following a trial in December 2017, the Texas Court ruled that the Company’s total obligation to CRG was in excess of $66.0 million, limited to $66.0 million under the parties’ Global Settlement Agreement reached in 2017. The Texas Court acknowledged only the $59.0 million payment made in March 2017, concluding that the Company owed CRG another $7.0 million, however the Texas Court did not expressly take the Company’s June 2016 payment of $4.1 million into account and awarded, as part of the $66.0 million, amounts that had already been paid as part of the $4.1 million. The Company believes that this $4.1 million should be credited against the $7.0 million; CRG disagrees.

On January 16, 2018, the Company filed an emergency motion to set supersedeas bond and to modify judgment, describing the double recovery created by the $66.0 million award without taking into account the $4.1 million payment in June 2016, requesting that the judgment be modified to set the supersedeas amount at $2.9 million so that the Company could stay enforcement of the judgment pending appeal. The Texas Court refused to rule on this motion, and the court of appeals entered an order compelling the Texas Court to set a supersedeas amount. On March 26, 2018, the Texas Court ordered the Company to put up a supersedeas bond in the amount of $7.7 million. The Company filed for an emergency stay of the order in the appellate court in Harris County. On April 2, 2018, the appellate court denied the Company’s emergency stay motion. The Company continues to believe that the $4.1 million paid to CRG in June 2016 should be credited as payment toward the $66.0 million total, and the Company intends to further contest the matter through the appellate court in Texas. Navidea’s brief on the merits in this appeal is due on August 10, 2018, but this deadline is subject to potential extension. Navidea does not expect a ruling on this appeal until 2019 at the earliest.

On April 9, 2018, CRG drew approximately $7.1 million on the letter of credit. This was in addition to the $4.1 million and the $59.0 million that Navidea had previously paid to CRG.

On April 12, 2018 Navidea filed suit in the Ohio Court against the Lenders.  The suit asserts that the Lenders fraudulently induced Navidea to enter into a settlement agreement and breached the terms of the same through certain actions taken by the Lenders in connection with the Global Settlement Agreement reached in 2017, pursuant to which Navidea agreed to pay up to $66.0 million to Lenders, as well as through actions and misrepresentations by CRG after the Global Settlement Agreement was executed.  The suit also asserts claims for conversion and unjust enrichment against the Lenders for their collection of more than $66.0 million, the maximum permitted under the Global Settlement Agreement, and their double recovery of amounts paid as part of the $4.1 million paid in June 2016 and recovered again as part of the $66.0 million. CRG’s double recovery and recovery of more than $66.0 million are due to CRG drawing the entire $7.1 million on the Cardinal Health 414 letter of credit. On May 22, 2018 Navidea filed an amended complaint asserting additional claims, including claims for breach of confidentiality by CRG, and on June 26, 2018 CRG filed a motion seeking to dismiss the amended complaint. CRG’s motion to dismiss has been fully briefed and a decision on the motion is expected from the Court in the near future.

In a related proceeding before the Ohio Court, initially filed in 2016, and under which the Global Settlement Agreement was reached in 2017, the Ohio Court has issued preliminary findings that the settlement gave rise to a $66.0 million cap on amounts owed to Lenders by Navidea and that Navidea might not have been properly credited for certain funds in excess of $4.1 million previously swept by Lenders from a bank account owned by Navidea.  The Ohio Court also made a preliminary ruling that it possessed jurisdiction to interpret the settlement agreement at issue. The Company is pursuing recovery of the $4.1 million, and other damages, in the Ohio Court.

On April 11, 2018, CRG filed a new suit against the Company in the Texas Court. This new suit seeks a declaratory judgment that CRG did not breach the Global Settlement Agreement by drawing approximately $7.1 million on the Cardinal Health 414 letter of credit. On April 16, 2018, CRG moved the Texas Court to issue an anti-suit injunction barring the Company from litigating in the Ohio Court. The Texas Court denied that motion on April 27, 2018. The Company moved to dismiss these claims pursuant to the Texas Citizens Participation Act. This motion to dismiss will be heard by the Texas Court on August 20, 2018.

On July 11, 2018, CRG filed a first amended petition in the new suit. This amended petition includes the prior request for declaratory judgment that CRG did not breach the Global Settlement Agreement. In addition, the amended petition asserts a claim against Navidea for breach of contract. CRG alleges that Navidea breached the Global Settlement Agreement and its duty of good faith and fair dealing by seeking reconsideration in the original Texas suit, appealing the original Texas suit, and filing the Ohio suit. The Company is contesting this issue in the Ohio Court, the Texas Court, and on appeal in Texas.

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

On November 2, 2017, Platinum-Montaur commenced an action against the Company in the Supreme Court of the State of New York, County of New York, seeking damages of approximately $1.9 million purportedly due as of March 3, 2017, plus interest accruing thereafter.  The claims asserted are for breach of contract and unjust enrichment in connection with funds received by the Company under the Platinum Loan Agreement.  Said action was removed to the United States District Court for the Southern District of New York on December 6, 2017.  An initial pretrial conference was held on January 26, 2018 and a follow up status conference was held on March 9, 2018, during which the Court set a briefing schedule and determined that Navidea’s motion to dismiss was due on April 6, 2018.  The Company filed its motion to dismiss in advance of the filing deadline and the motion has been fully briefed with a decision expected from the Court in the near future.

The Company has continued to accrue interest on the Platinum debt pending the outcome of the litigation, and the balance of the debt was approximately $2.1 million as of June 30, 2018.

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

We plan to focus our resources for the remainder of 2018 primarily on development of products based on the Manocept platform. Although management believes that it will be able to achieve these objectives, they are subject to a number of variables beyond our control, including the nature and timing of any partnering opportunities, the ability to modify contractual commitments made in connection with these programs, and the timing and expense associated with suspension or alteration of clinical trials, and consequently there can be no assurance that we will be able to achieve our objective of bringing our expenses in line with our revenues, and we may need to seek additional financing if we cannot achieve that objective in a timely manner.

The Company has experienced recurring net losses and recent unfavorable court rulings, and has used significant cash to fund its operations, all of which are factors that raise substantial doubt about our ability to continue as a going concern.  Our projected cash burn factors in certain cost cutting initiatives that have been approved by the board of directors and implemented, including reductions in the workforce and a reduction in facilities expenses.  Additionally, we have considerable discretion over the extent of development project expenditures and have the ability to curtail the related cash flows as needed.  The Company also has funds remaining under outstanding grant awards, and continues working to establish new sources of funding, including collaborations, potential equity investments, and additional grant funding that can augment the balance sheet as the Company works to reduce spending.  However, based on our current working capital and our projected cash burn, and without definitive agreements in place for additional funding, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months following the issuance of this Quarterly Report on Form 10-Q.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements.

Recent Accounting Standards

See Notes 1(d) and 1(e) to the accompanying consolidated financial statements for a summary of all recent accounting standards.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. As of June 30, 2018, our $4.7 million in cash was primarily invested in interest-bearing money market accounts. Due to the low interest rates being realized on these accounts, we believe that a hypothetical 10% increase or decrease in market interest rates would not have a material impact on our consolidated financial position, results of operations or cash flows.

We also have exposure to changes in interest rates on our variable-rate debt obligations. As of June 30, 2018, the interest rate on certain of our debt obligations was the greater of: (a) the U.S. prime rate as reported in The Wall Street Journal plus 6.75%, and (b) 10.0%; both of the above rates reduced by 600 basis points (effective interest rate as of June 30, 2018 was 8.125%). Based on the amount of our variable-rate borrowings at June 30, 2018, which totaled approximately $2.1 million, an immediate one percentage point increase (decrease) in the U.S. prime rate would increase (decrease) our annual interest expense by approximately $21,000. This estimate assumes that the amount of variable rate borrowings remains constant for an annual period and that the interest rate change occurs at the beginning of the period.

Foreign Currency Exchange Rate Risk. We do not currently have material foreign currency exposure related to our assets as the majority are denominated in U.S. currency and our foreign-currency based transaction exchange risk is not material. For the six-month periods ended June 30, 2018 and 2017, we recorded foreign currency transaction losses of approximately $2,000 and $33,000, respectively.

Equity Price Risk. We do not use derivative instruments for hedging of market risks or for trading or speculative purposes. Derivative instruments embedded in contracts, to the extent not already a free-standing contract, are bifurcated and accounted for separately. All derivatives are recorded on the consolidated balance sheet at fair value in accordance with current accounting guidelines for such complex financial instruments. The fair value of our warrant liabilities is determined using various inputs and assumptions, several of which are based on a survey of peer group companies since the warrants are exercisable for common stock of a non-public subsidiary company. As of June 30, 2018, we had approximately $63,000 of derivative liabilities recorded on our balance sheet related to outstanding MT warrants. Due to the relatively low valuation of the MT warrants, a hypothetical 50% change in our stock price would not have a material effect on the consolidated financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2018, and concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Control Over Financial Reporting

During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 16, 2018, the Company filed an emergency motion to set supersedeas bond and to modify judgment, describing the double recovery created by the $66.0 million award without taking into account the $4.1 million payment in June 2016, requesting that the judgment be modified to set the supersedeas amount at $2.9 million so that the Company could stay enforcement of the judgment pending appeal. The Texas Court refused to rule on this motion, and the court of appeals entered an order compelling the Texas Court to set a supersedeas amount. On March 26, 2018, the Texas Court ordered the Company to put up a supersedeas bond in the amount of $7.7 million. The Company filed for an emergency stay of the order in the appellate court in Harris County. On April 2, 2018, the appellate court denied the Company’s emergency stay motion. The Company continues to believe that the $4.1 million paid to CRG in June 2016 should be credited as payment toward the $66.0 million total, and the Company intends to further contest the matter through the appellate court in Texas. Navidea’s brief on the merits in this appeal is due on August 10, 2018, but this deadline is subject to potential extension. Navidea does not expect a ruling on this appeal until 2019 at the earliest.

On April 9, 2018, CRG drew approximately $7.1 million on the letter of credit. This was in addition to the $4.1 million and the $59.0 million that Navidea had previously paid to CRG.

On April 12, 2018 Navidea filed suit in the Ohio Court against the Lenders.  The suit asserts that the Lenders fraudulently induced Navidea to enter into a settlement agreement and breached the terms of the same through certain actions taken by the Lenders in connection with the Global Settlement Agreement reached in 2017, pursuant to which Navidea agreed to pay up to $66.0 million to Lenders, as well as through actions and misrepresentations by CRG after the Global Settlement Agreement was executed.  The suit also asserts claims for conversion and unjust enrichment against the Lenders for their collection of more than $66.0 million, the maximum permitted under the Global Settlement Agreement, and their double recovery of amounts paid as part of the $4.1 million paid in June 2016 and recovered again as part of the $66.0 million. CRG’s double recovery and recovery of more than $66.0 million are due to CRG drawing the entire $7.1 million on the Cardinal Health 414 letter of credit. On May 22, 2018 Navidea filed an amended complaint asserting additional claims, including claims for breach of confidentiality by CRG, and on June 26, 2018 CRG filed a motion seeking to dismiss the amended complaint. CRG’s motion to dismiss has been fully briefed and a decision on the motion is expected from the Court in the near future.

In a related proceeding before the Ohio Court, initially filed in 2016, and under which the Global Settlement Agreement was reached in 2017, the Ohio Court has issued preliminary findings that the settlement gave rise to a $66.0 million cap on amounts owed to Lenders by Navidea and that Navidea might not have been properly credited for certain funds in excess of $4.1 million previously swept by Lenders from a bank account owned by Navidea.  The Ohio Court also made a preliminary ruling that it possessed jurisdiction to interpret the settlement agreement at issue. The Company is pursuing recovery of the $4.1 million, and other damages, in the Ohio Court.

On April 11, 2018, CRG filed a new suit against the Company in the Texas Court. This new suit seeks a declaratory judgment that CRG did not breach the Global Settlement Agreement by drawing approximately $7.1 million on the Cardinal Health 414 letter of credit. On April 16, 2018, CRG moved the Texas Court to issue an anti-suit injunction barring the Company from litigating in the Ohio Court. The Texas Court denied that motion on April 27, 2018. The Company moved to dismiss these claims pursuant to the Texas Citizens Participation Act. This motion to dismiss will be heard by the Texas Court on August 20, 2018.

On July 11, 2018, CRG filed a first amended petition in the new suit. This amended petition includes the prior request for declaratory judgment that CRG did not breach the Global Settlement Agreement. In addition, the amended petition asserts a claim against Navidea for breach of contract. CRG alleges that Navidea breached the Global Settlement Agreement and its duty of good faith and fair dealing by seeking reconsideration in the original Texas suit, appealing the original Texas suit, and filing the Ohio suit. The Company is contesting this issue in the Ohio Court, the Texas Court, and on appeal in Texas.

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

Platinum-Montaur Life Sciences LLC

On November 2, 2017, Platinum-Montaur commenced an action against the Company in the Supreme Court of the State of New York, County of New York, seeking damages of approximately $1.9 million purportedly due as of March 3, 2017, plus interest accruing thereafter.  The claims asserted are for breach of contract and unjust enrichment in connection with funds received by the Company under the Platinum Loan Agreement.  Said action was removed to the United States District Court for the Southern District of New York on December 6, 2017.  An initial pretrial conference was held on January 26, 2018 and a follow up status conference was held on March 9, 2018, during which the Court set a briefing schedule and determined that Navidea’s motion to dismiss was due on April 6, 2018.  The Company filed its motion to dismiss in advance of the filing deadline and the motion has been fully briefed with a decision expected from the Court in the near future.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the Company's risk factors as previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the “Form 10-K”), filed with the SEC on March 15, 2018.

Our failure to maintain continued compliance with the listing requirements of the NYSE American exchange could result in the delisting of our common stock.

Our common stock has been listed on the NYSE American since February 2011. The rules of NYSE American provide that shares be delisted from trading in the event the financial condition and/or operating results of the Company appear to be unsatisfactory, the extent of public distribution or the aggregate market value of the common stock has become so reduced as to make further dealings on the NYSE American inadvisable, the Company has sold or otherwise disposed of its principal operating assets, or has ceased to be an operating company, or the Company has failed to comply with its listing agreements with the Exchange. For example, the NYSE American may consider suspending trading in, or removing the listing of, securities of an issuer that has stockholders’ equity of less than (i) $6.0 million if such issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years, (ii) $4.0 million if such issuer has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years, and (iii) $2.0 million if such issuer has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years. As of June 30, 2018, the Company had stockholders’ equity of approximately $2.8 million. In addition, the Company had stockholders’ deficits for several years prior to December 31, 2017, and we may not be able to maintain stockholders’ equity in the future. Even if an issuer has a stockholders’ deficit, the NYSE American will not normally consider removing from the list securities of an issuer that fails to meet these requirements if the issuer has (1) total value of market capitalization of at least $50,000,000; or total assets and revenue of $50,000,000 each in its last fiscal year, or in two of its last three fiscal years; and (2) the issuer has at least 1,100,000 shares publicly held, a market value of publicly held shares of at least $15,000,000 and 400 round lot shareholders.  As of June 30, 2018, the Company’s total value of market capitalization was approximately $35,000,000. As such, we do not currently meet these exception criteria and there is a risk that our common stock may be delisted as a result of our failure to meet the minimum stockholders' equity requirement for continued listing. The NYSE American provides for an 18-month “cure period” for the Company to regain the minimum stockholders’ equity requirement, however if the Company is unable to do so, the NYSE American may delist the Company’s common stock.

The NYSE American Company Guide also provides that the Exchange may suspend or remove from listing any common stock selling for a substantial period of time at a low price per share, if the issuer shall fail to effect a reverse split of such shares within a reasonable time after being notified that the Exchange deems such action to be appropriate under all the circumstances. The Company’s common stock has recently traded for a price as low as $0.15 per share, and if the low trading price persists, there is a risk that the Exchange may require the Company to effect a reverse split of its common stock in order to maintain its NYSE American listing. Accordingly, on July 9, 2018, the Company filed a definitive proxy statement in connection with its 2018 Annual Meeting of Stockholders (the “Annual Meeting”), to be held on August 16, 2018. At the Annual Meeting, we are asking for stockholders to approve, among other things, a reverse stock split of the Company’s common stock, as determined by the Board of Directors at its discretion, of a ratio of not less than one-for-five and not more than one-for-twenty. The shareholders’ meeting notice is more fully described in the Company’s Definitive Proxy Statement filed with the SEC on Schedule 14A on July 9, 2018.

There can be no assurance that stockholders will approve the proposal to effect a reverse split or that if such proposal is approved and implemented by the Board of Directors that such a reverse stock split will be sufficient to enable the Company to maintain its listing on the NYSE American. Therefore, there is a continued risk that the shares will be delisted if action is not taken to the satisfaction of the NYSE American.

The delisting of our common stock from the NYSE American likely would reduce the trading volume and liquidity in our common stock and may lead to decreases in the trading price of our common stock. The delisting of our common stock may also materially impair our stockholders’ ability to buy and sell shares of our common stock. In addition, the delisting of our common stock could significantly impair our ability to raise capital.

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
August 8, 2018

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