Form 10-K
period 2018-12-31
NAVIDEA BIOPHARMACEUTICALS, INC.
filed 2019-03-15
CIK 810509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)	Yes ☐ No ☒

The aggregate market value of shares of common stock held by non-affiliates of the registrant on June 30, 2018 was $35,842,392.

The number of shares of common stock outstanding on March 1, 2019 was 200,690,700.

DOCUMENTS INCORPORATED BY REFERENCE

None.

The Private Securities Litigation Reform Act of 1995 (the “PSLRA”) provides a safe harbor for forward-looking statements made by or on behalf of the Company. Statements in this document which relate to other than strictly historical facts, such as statements about the Company’s plans and strategies, expectations for future financial performance, new and existing products and technologies, anticipated clinical and regulatory pathways, the ability to obtain, and timing of, regulatory approvals of the Company’s products, the timing and anticipated results of commercialization efforts, and anticipated markets for the Company’s products, are forward-looking statements within the meaning of the PSLRA.  The words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” “project,” and similar expressions identify forward-looking statements that speak only as of the date hereof.  Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors including, but not limited to, our history of operating losses and uncertainty of future profitability, accumulated deficit, future capital needs, the outcome of any pending litigation, uncertainty of capital funding, dependence on royalties and grant revenue, limited product line and distribution channels, competition, risks of development of new products, our ability to maintain effective control over financial reporting, our ability to comply with NYSE American continued listing standards, and other risks set forth below under Item 1A, “Risk Factors.”  The Company undertakes no obligation to publicly update or revise any forward-looking statements.

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

Upon closing of the Asset Sale, the Supply and Distribution Agreement, dated November 15, 2007, as amended, between Cardinal Health 414 and the Company was terminated and, as a result, the provisions thereof are of no further force or effect (other than any indemnification, payment, notification or data sharing obligations which survive the termination).

Other than Tc99m tilmanocept, which the Company has a license to distribute outside of Canada, Mexico and the United States, none of the Company’s drug product candidates have been approved for sale in any market.

Our business is focused on two primary types of drug products: (i) diagnostic substances, including Tc99m tilmanocept and other diagnostic applications of our Manocept platform and NAV4694, and (ii) therapeutic development programs, including therapeutic applications of our Manocept platform and all development programs undertaken by Macrophage Therapeutics, Inc. See Note 18 to the consolidated financial statements for more information about our business segments.

Our History

We were originally incorporated in Ohio in 1983 and reincorporated in Delaware in 1988. From inception until January 2012, we operated under the name Neoprobe Corporation. In January 2012, we changed our name to Navidea Biopharmaceuticals, Inc. in connection with both the sale of our medical device business and our strategic repositioning as a precision medicines company focused on the development and commercialization of precision diagnostic and therapeutic pharmaceuticals.

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

From our inception through August 2011, we manufactured a line of gamma radiation detection medical devices called the neoprobe® GDS system (the “GDS Business”). We sold the GDS Business to Devicor Medical Products, Inc. (“Devicor”) in August 2011. Following the sale of the GDS business and the subsequent strategic repositioning as a precision medicines company, the Company in-licensed two neuro-tracer product candidates, NAV4694 and NAV5001. The Company progressed the development of both product candidates over the course of 2012 through 2014, moving both into Phase 3 clinical trials. However, in May 2014, the Navidea Board announced that the Company would restructure its development efforts to focus on cost effective development of the Manocept platform and divest its neuro-tracer product candidates. In April 2015, the Company entered into an agreement with Alseres Pharmaceuticals, Inc. (“Alseres”) to terminate the NAV5001 sub-license agreement. In April 2018, the Company executed an agreement to provide Meilleur Technologies, Inc. (“Meilleur”) worldwide rights to conduct research using NAV4694, as well as an exclusive license for the development and commercialization of NAV4694 in Australia, Canada, China, and Singapore. Meilleur also has an option to commercialize worldwide.

In December 2014, we announced the formation of a new business unit to further explore therapeutic applications for the Manocept platform, which was incorporated as Macrophage Therapeutics, Inc. (“MT”) in January 2015 as a majority-owned subsidiary of Navidea. Navidea also granted MT an exclusive sublicense for certain therapeutic applications of the Manocept technology.  MT has developed processes for producing the first two therapeutic Manocept immuno-constructs, MT-1002, designed to specifically target and kill activated CD206+ macrophages by delivering doxorubicin, and MT-2002, designed to inhibit the inflammatory activity of activated CD206+ macrophages by delivering a potent anti-inflammatory agent. MT has contracted with independent facilities to produce sufficient quantities of the MT-1002 and MT-2002 agents along with the concomitant analytical standards, to provide material for planned preclinical animal studies and future clinical trials.

In August 2018, the Company entered into an agreement (the “Agreement”) with Dr. Michael Goldberg related to his resignation from his positions as an executive officer and a director of Navidea.  Among other things, the Agreement provided that Dr. Goldberg would become Chief Executive Officer of MT, and that MT would redeem all of Dr. Goldberg’s MT preferred stock and issue to Dr. Goldberg MT super voting common stock equal to 5% of the outstanding shares of MT, subject to execution of Definitive Agreements. As of the date of filing of this Annual Report on Form 10-K, the Definitive Agreements have not yet been signed.

On February 11, 2019, Dr. Goldberg represented to the MT Board that he had, without MT Board or shareholder approval, created a subsidiary of MT, transferred all of the assets of MT into the subsidiary, and then issued himself stock in the subsidiary. On February 19, 2019, Navidea notified MT that it was terminating the sublicense effective March 1, 2019 because MT became insolvent in violation of the sublicense agreement. On February 20, 2019, the Board of Directors of MT removed Dr. Goldberg as President and Chief Executive Officer of MT and from any other office of MT to which he may have been appointed or in which he was serving. Dr. Goldberg remains a member of the MT Board, together with Michael Rice and Dr. Claudine Bruck. Mr. Rice and Dr. Bruck remain members of the board of directors of Navidea. The MT Board then appointed Mr. Latkin to serve as President and Chief Executive Officer of MT.

On February 20, 2019, Navidea filed a complaint against Dr. Goldberg in the United States District Court for the Southern District of New York, alleging breach of the Agreement, as well as a breach of the covenant of good faith and fair dealing and to obtain a declaratory judgment that Navidea’s performance under the Agreement is excused and that Navidea is entitled to terminate the Agreement as a result of Dr. Goldberg’s actions.  Also on February 20, 2019, MT initiated a suit against Dr. Goldberg in the Court of Chancery of the State of Delaware, alleging, among other things, breach of fiduciary duty as a director and officer of MT and conversion, and to obtain a declaratory judgment that the transactions Dr. Goldberg caused MT to enter into are void.  On March 13, 2019, the Court of Chancery entered an order maintaining status quo, which provided, among other things, that MT’s board of directors may authorize any act or transaction on behalf of the Company, and that without prior written authorization of the MT board, Dr. Goldberg shall not hold himself out as CEO of MT or purport to act or authorize any action on behalf of MT except as authorized by the MT board.

On March 7, 2019, Dr. Goldberg filed a complaint against Navidea and MT in the United States District Court for the Southern District of New York. The Complaint alleges a breach of contract claim against both Navidea and MT for failure to pay to Dr. Goldberg funds allegedly due to him under the Promissory Note, dated July 25, 2012, made by the Company in favor of Platinum-Montaur Life Sciences LLC (the “Platinum Note”). The Complaint further alleges a breach of contract claim against Navidea due to Navidea’s failure to issue 23.5 million shares to Dr. Goldberg, to issue MT Super Voting Common Stock, by removing Dr. Greene from the MT Board of Directors, by appointing Mr. Rice and Dr. Bruck to the MT Board of Directors, and by terminating Dr. Goldberg as CEO of MT.

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

Activated macrophages play important roles in many disease states and are an emerging target in many diseases where diagnostic uncertainty exists. Impairment of the macrophage-driven disease mechanisms is an area of increasing and proven focus in medicine. The number of people affected by all the inflammatory diseases combined is estimated at more than 40 million in the United States and up to 700 million worldwide, making macrophage-mediated diseases an area of remarkable clinical importance. There are many recognized disorders having macrophage involvement, including rheumatoid arthritis (“RA”), atherosclerosis/vulnerable plaque, nonalcoholic steatohepatitis (“NASH”), inflammatory bowel disease, systemic lupus erythematosus, Kaposi’s sarcoma (“KS”), leishmaniosis, and others that span general clinical areas in oncology, autoimmunity, infectious diseases, cardiology, CNS diseases, and inflammation. For the near term, we have selected target diseases that may, if successfully developed, benefit from this technology.

Manocept Platform – Immuno-Diagnostics Clinical Data

Rheumatoid Arthritis

Two Tc99m tilmanocept dose escalation studies in RA have been completed. The first study was completed and included 18 subjects (nine with active disease and nine healthy subjects) dosed subcutaneously with 50 and 200 µg/2mCi Tc99m tilmanocept (ClinicalTrials.gov NCT02683421). The results of this study were presented at five international meetings, including Biotechnology Innovation Organization (“BIO”), Society of Nuclear Medicine and Molecular Imaging (“SNMMI”), and The American College of Rheumatology (“ACR”). In addition, based on completion of extensive preclinical dosing studies pursuant to our dialog with the FDA, we have completed a Phase 1/2 study involving intravenous (“IV”) dosing of 39 subjects with IV-administered Tc99m tilmanocept (ClinicalTrials.gov NCT02865434). In conjunction with this study, we have completed pharmacokinetic, pharmacodynamics and radiation dosimetry phases in human subjects as well. The majority of the costs of these studies have been supported through a Small Business Innovation Research (“SBIR”) grant (NIH/NIAMSD Grant 1 R44 AR067583-01A1). Results were presented at the June 2018 SNMMI meeting. These studies have been combined and submitted for peer review publication and full published results will follow.

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

We have also commenced a second Phase1/2 study in cooperation with Massachusetts General Hospital in subjects with HIV that expands the original study in both the scope of the drug administration as well as the diagnostic assessment of the subjects. This study will enroll up to 24 AIDS subjects and healthy controls in imaging non-calcified plaque using IV-administered Tc99m tilmanocept and will expand the initial investigation to the assessment of aortic plaque as well as carotid and coronary arteries. Initial images from this study are currently being evaluated.

Kaposi’s Sarcoma

KS is a serious and potentially life-threatening illness, which in the United States occurs disproportionately in persons infected with HIV and in organ transplant patients. The prognosis for patients with treatment-resistant KS is poor with high probabilities for mortality and greatly diminished quality of life. We initiated and completed a study of KS in 2015 (ClinicalTrials.gov NCT022201420), and received additional funding from the National Institutes of Health (“NIH”) in 2016 to continue diagnostic studies in this disease. The new support not only continues the imaging of the cutaneous form of this disease but expands this to imaging of visceral disease via IV administration of Tc99m tilmanocept (NIH/NCI 1 R44 CA192859-01A1; ClinicalTrials.gov NCT03157167). This now-escalated study includes a pathology/biopsy component as well as an imaging component to determine pathology concordance with image assessment. We received Institutional Review Board approval of the clinical protocol, we initiated a Phase 1/2 clinical study in KS in 2017, and the trial is currently ongoing.

Colorectal Cancer (“CRC”) and Synchronous Liver Metastases

During the first quarter of 2017, we initiated an imaging study in subjects with CRC and liver metastases via IV administration of Tc99m tilmanocept. This study was supported through a SBIR grant (NIH/NCI 1 R44 CA1962783-01A1; ClinicalTrials.gov NCT03029988). The trial intended to enroll up to 12 subjects with dose modification. After an interim analysis of the first three completed subjects, a decision was made to not continue with the trial and the study is now closed. An initial presentation took place at SNMMI in June of 2018. An additional report has been submitted to the National Cancer Institute (“NCI”) on the early results of this study.

Nonalcoholic Steatohepatitis

We have concluded a clinical study (ClinicalTrials.gov NCT03332940) that was originally designed to enroll 12 subjects with IV administration of Tc99m tilmanocept and an imaging comparator to identify and quantify the extent of NASH lesions in human patients. A semiquantitative evaluation of the images from the first six subjects indicated that imaging the remaining six subjects planned in the study may not sufficiently further our knowledge of Tc99m tilmanocept imaging in individuals with NASH to justify continuing the study using the current protocol. The study is now complete. Ongoing quantitative analyses of the images from the first six subjects will determine if future studies in subjects with NASH are likely to be productive. Initial results were presented at the NASH Summit in Boston in April 2018, and the results are available on Navidea’s website.

Biomarker Application and Qualification

In November 2017, the Company commenced the qualification of the biomarker CD206 with the FDA Biomarker Section of The Center for Drug Evaluation and Research (“CDER”). As per FDA protocol, Navidea submitted a draft letter of intent (“LOI”) to CDER prior to the November 2017 meeting. According to the CDER directive, “the Biomarker Qualification Program was established to support the CDER’s work with external stakeholders to develop biomarkers that aid in the drug development process. Through the FDA’s Biomarker Qualification Program, an entity may request regulatory qualification of a biomarker for a particular context of use (“COU”) in drug development.” Following the meeting with the FDA, and because of Navidea’s data sets and the general external publication database, Navidea, in conjunction with FDA, is now reviewing the LOI with the FDA’s recommended consultants. Navidea has revised the LOI draft strategy in order to expedite the application process. In March 2018, Navidea had a follow-up meeting with the FDA’s assigned strategist, during which the potential to further narrow the LOI elements was reviewed. Navidea is continuing the process of finalizing the COU LOI and providing the background data sets for qualification review with the FDA/CDER. Additional meetings have taken place and the pursuit of this qualification is progressing well.

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

See Notes 10 and 15 to the accompanying consolidated financial statements.

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

Kaposi’s Sarcoma

The novel MT-1000 class constructs are designed to specifically deliver doxorubicin, a chemotoxin, which can kill KS tumor cells and their tumor-associated macrophages, potentially altering the course of cancer. We have received additional funding to continue therapeutic studies in this disease with the goal of completing an investigational new drug (“IND”) submission for a Manocept construct (MT-1000 class of compounds) consisting of tilmanocept linked to doxorubicin for the treatment of KS. The first part of the grant, now complete, supported analyses including in vitro and cell culture studies, to be followed by Parts 2 and 3 FDA-required preclinical animal testing studies. The information from these studies will be combined with other information in an IND application that will be submitted to the FDA requesting permission to begin testing the compound in selected KS subjects (supported by NIH/NCI 1 R44 CA206788-01).

Nonalcoholic Fatty Liver Disease (“NAFLD”)

NAFLD is a spectrum of liver disorders and is defined by the presence of steatosis in more than 5% of hepatocytes with little or no alcohol consumption. NASH is the most extreme form of NAFLD. A major characteristic of NASH involves cells undergoing lipotoxicity, releasing endogenous signals prompting the accumulation of various macrophages to assess the damage. Studies have shown that levels of endogenous molecular inflammatory signals positively correlate with inflammation, hepatocyte ballooning, and other NAFLD symptoms. We have developed a molecular delivery technology capable of targeting disease-causing macrophages by selectively binding to the CD206 receptor. Selective binding and efficient delivery of this agent diminishes the potential of interfering more broadly with the normal function of the immune system.

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

In May 2014, the Board of Directors made the decision to refocus the Company's resources to better align the funding of our pipeline programs with the expected growth in Tc99m tilmanocept revenue. This realignment primarily involved reducing our near-term support for our neurological product candidates, including NAV4694, as we sought a development partner or partners for these programs. In April 2018, the Company executed an agreement to provide Meilleur, a wholly-owned subsidiary of Cerveau Technologies, Inc. (“Cerveau”), worldwide rights to conduct research using NAV4694, as well as an exclusive license for the development and commercialization of NAV4694 in Australia, Canada, China, and Singapore. Meilleur also has an option to commercialize worldwide.

Market Overview

Tc99m Tilmanocept – Cancer Market Overview

Cancer is the second leading cause of death in the United States. The American Cancer Society (“ACS”) estimates that cancer will cause over 600,000 deaths in 2019 in the United States alone. Additionally, the ACS estimates that approximately 1.7 million new cancer cases will be diagnosed in the United States during 2019. The Agency for Healthcare Research and Quality has estimated that the direct medical costs for cancer in the United States for 2015 were $80.2 billion. Cancer is also the second leading cause of death in Europe. The World Health Organization reports more than 3.7 million new cases and 1.9 million deaths in Europe each year.

Tc99m tilmanocept is approved by the FDA for use in solid tumor cancers where lymphatic mapping is a component of surgical management and for guiding sentinel lymph node biopsy in patients with clinically node negative breast cancer, head and neck cancer, melanoma or squamous cell carcinoma of the oral cavity. Tc99m tilmanocept has also received European approval in imaging and intraoperative detection of sentinel lymph nodes in patients with melanoma, breast cancer or localized squamous cell carcinoma of the oral cavity. If the potential of Tc99m tilmanocept as a radioactive tracing agent is ultimately realized, it may address not only the breast and melanoma markets on a procedural basis, but also assist in the clinical evaluation and staging of solid tumor cancers and expanding lymph node mapping to other solid tumor cancers such as prostate, gastric, colon, gynecologic, and non-small cell lung.

Manocept Diagnostics and Macrophage Therapeutics Market Overview

Impairment of the macrophage-driven disease mechanism is an area of increasing focus in medicine. There are many recognized disorders having macrophage involvement, including RA, atherosclerosis/vulnerable plaque, Crohn’s disease, TB, systemic lupus erythematosus, KS, and others that span clinical areas in oncology, autoimmunity, infectious diseases, cardiology, and inflammation. The number of people affected by all the inflammatory diseases combined is estimated at more than 40 million in the United States, making these macrophage-mediated diseases an area of significant clinical importance. The Arthritis Foundation estimates that RA alone affects over 1.5 million people in the United States and as much as 1% of the worldwide population. Based on 2005 U.S. Medicare/Medicaid data, total annual societal costs of RA are estimated to be $39.2 billion. Data from studies using agents from the Manocept platform in RA, KS and TB were published in a special supplement, Nature Outlook: Medical Imaging, in Nature’s October 31, 2013 issue. The supplement included a White Paper by Navidea entitled “Innovations in receptor-targeted precision imaging at Navidea: Diagnosis up close and personal,” focused on the Manocept platform.

NAV4694 - Alzheimer’s Disease Market Overview

The Alzheimer’s Association (“AA”) estimates that more than 5.7 million Americans had AD in 2018. On a global basis, Alzheimer’s Disease International estimated in 2015 that there were 46.8 million people living with dementia, and this number is believed to be close to 50 million people in 2017. This number is expected to almost double every 20 years, reaching 75 million in 2030 and over 130 million in 2050. AD is the sixth-leading cause of death in the U.S. and the only cause of death among the top 10 in the U.S. that cannot be prevented, cured or even slowed. Based on U.S. mortality data from 2000 to 2015, deaths from AD have risen 123 percent while deaths attributed to the number one cause of death, heart disease, decreased 11 percent during the same period. AA estimates that total costs for AD care was approximately $259.0 billion in 2017. AA also estimates that there are over 16 million AD and dementia caregivers providing 18.4 billion hours of unpaid care valued at over $232.0 billion.

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

Unlike the United States, where institutions typically rely on radiopharmaceutical products that are compounded and delivered by specialized radiopharmacy distributors such as Cardinal Health 414, institutions in Europe predominantly purchase non-radiolabeled material and compound the radioactive product on-site. With respect to Tc99m tilmanocept commercialization in Europe, we have chosen a specialty pharmaceutical strategy that should be supportive of premium product positioning and reinforce Tc99m tilmanocept's clinical value proposition, as opposed to a commodity or a generics positioning approach. In March 2015, we entered into an exclusive sublicense agreement for the commercialization and distribution of a 50 microgram kit for radiopharmaceutical preparation (tilmanocept) in the European Union (“EU”) with SpePharm AG (an affiliate of Norgine BV), a European specialist pharmaceutical company with an extensive pan-European presence. Under the terms of the exclusive license agreement, Navidea transferred responsibility for regulatory maintenance of the Tc99m tilmanocept Marketing Authorization to SpePharm in January 2017. SpePharm is also responsible for production, distribution, pricing, reimbursement, sales, marketing, medical affairs, and regulatory activities. In connection with entering into the agreement, Navidea received an upfront payment of $2.0 million, and is entitled to milestones totaling up to an additional $5.0 million and royalties on European net sales. The initial territory covered by the agreement includes all 28 member states of the European Economic Community with the option to expand into additional geographical areas. During the second quarter of 2017, SpePharm launched Tc99m tilmanocept in select EU markets, providing a number of early adopters with sample doses to provide exposure to the product. EU sales commenced during the third quarter of 2017.

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

Tc99m tilmanocept is in various stages of approval in other global markets and sales to this point in these markets, to the extent there were any, have not been material. However, we believe that with international partnerships to complement our positions in the EU, China and India, we will help establish Tc99m tilmanocept as a global leader in lymphatic mapping, as we are not aware of any other company that has a global geographic range. However, it is possible that Tc99m tilmanocept will never achieve regulatory approval in any market outside the United States or EU, or if approved, that it may not achieve market acceptance in any market. We may also experience difficulty in securing collaborative partners for other global markets or radiopharmaceutical products, or successfully negotiating acceptable terms for such arrangements. See Item 1A - “Risk Factors.”

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

In November 2009, we completed a Manufacture and Supply Agreement with Reliable Biopharmaceutical Corporation (“Reliable”) for the manufacture of the bulk drug substance with an initial term of 10 years. In September 2013, we entered into a Manufacturing Services Agreement with OSO BioPharmaceuticals Manufacturing, LLC (“OsoBio”) for contract pharmaceutical development, manufacturing, packaging and analytical services for Tc99m tilmanocept. Also in September 2013, we completed a Service and Supply Master Agreement with Gipharma S.r.l. (“Gipharma”) for process development, manufacturing and packaging of 50-microgram vials for sale in the EU. Upon closing of the Asset Sale to Cardinal Health 414, our contracts with Reliable and OsoBio were transferred to Cardinal Health 414. Similarly, following the transfer of the Tc99m tilmanocept Marketing Authorization to SpePharm, our contract with Gipharma was transferred to SpePharm. We may not be successful in completing future agreements for the supply of Tc99m tilmanocept on terms acceptable to the Company, or at all. See Item 1A - “Risk Factors.”

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

We believe that our ability to compete successfully will be based on our ability to create and maintain scientifically advanced “best-in-class” technology, develop proprietary products, attract and retain scientific personnel, obtain patent or other protection for our products, obtain required regulatory approvals and manufacture and successfully market our products, either alone or through third parties. We expect that competition among products cleared for marketing will be based on, among other things, product efficacy, safety, reliability, availability, price, and patent position. See Item 1A - “Risk Factors.”

Tc99m Tilmanocept Competition – Currently Approved Indications

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

Rheumatoid Arthritis Competition

Currently, no single test is available to diagnose and monitor RA. Rather, a rheumatologist will make a diagnosis based on several procedures that may include a physical exam, blood tests, and/or imaging tests, among others. The Arthritis Foundation states that the goals of RA treatment are to relieve symptoms, stop inflammation, prevent joint and organ damage, improve physical function and well-being, and reduce long-term complications. Medications for the treatment of RA currently fall into two categories: drugs that ease symptoms, such as nonsteroidal anti-inflammatory drugs, and drugs that slow disease activity. Drugs that slow disease activity include corticosteroids, disease-modifying antirheumatic drugs, biologics, and Janus kinase inhibitors. Many of these drugs are produced and sold by large pharmaceutical companies, including AbbVie, Amgen, Bristol Meyers Squibb, Johnson & Johnson, Merck, Pfizer, and Roche, among others.

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

We require our employees, consultants, advisers, and suppliers to execute a confidentiality agreement upon the commencement of an employment, consulting or manufacturing relationship with us. The agreement provides that all confidential information developed by or made known to the individual during the course of the relationship will be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual will be the exclusive property of our company. However, these agreements may not provide meaningful protection for our trade secrets in the event of an unauthorized use or disclosure of such information. We also employ a variety of security measures to preserve the confidentiality of our trade secrets and to limit access by unauthorized persons. However, these measures may not be adequate to protect our trade secrets from unauthorized access or disclosure. See Item 1A - “Risk Factors.”

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

Tc99m tilmanocept and related compositions, including the Manocept backbone composition and methods of use, are the subject of multiple patent families totaling 44 patents and patent applications in the United States and certain major foreign markets.

The first composition of matter patent covering tilmanocept was issued in the United States in June 2002, and will expire in May 2020, however Navidea has applied for a patent term extension under the Hatch Waxman Act that would extend the term by five years due to time lost in regulatory review. The claims of the composition of matter patent covering tilmanocept have been allowed in the EU and issued in the majority of major-market EU countries in 2004. These patents will expire in 2020, but a request for supplemental protection certificates are in process to further extend the life of these patents, and some have been granted, extending the patent term to 2025. The composition of matter patent has also been issued in Japan, which will expire in 2020.

Patent applications have been filed in the U.S. and certain major foreign markets related to manufacturing processes for tilmanocept, the first of which was issued in the U.S. in 2013. These patents and/or applications will expire between 2029 and 2034. Further patent applications have been filed by Navidea alone or with The Ohio State Innovation Foundation related to CD206 expressing cell-related disorders and diseases. These patents and/or applications would be expected to expire between 2034 and 2035. We have filed further patent applications related to 2-heteroaryl substituted benzofurans. These patents and/or applications will expire between 2036 and 2038.

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

For some products, and in some countries, government regulation is significant and, in general, there is a trend toward more stringent regulation. In recent years, the FDA and certain foreign regulatory bodies have pursued a more rigorous enforcement program to ensure that regulated businesses like ours comply with applicable laws and regulations. We devote significant time, effort and expense addressing the extensive governmental regulatory requirements applicable to our business. To date, we have not received a noncompliance notification or warning letter from the FDA or any other regulatory bodies of alleged deficiencies in our compliance with the relevant requirements, nor have we recalled or issued safety alerts on any of our products. However, a warning letter, recall or safety alert, if it occurred, could have a material adverse effect on our company. See Item 1A - “Risk Factors.”

In the early- to mid-1990s, the review time by the FDA to clear medical products for commercial release lengthened and the number of marketing clearances decreased. In response to public and congressional concern, the FDA Modernization Act of 1997 (the “1997 Act”) was adopted with the intent of bringing better definition to the clearance process for new medical products. While the FDA review times have improved since passage of the 1997 Act, the FDA review processes could delay our Company's introduction of new products in the United States in the future. In addition, many foreign countries have adopted more stringent regulatory requirements that also have added to the delays and uncertainties associated with the development and release of new products, as well as the clinical and regulatory costs of supporting such releases. It is possible that delays in receipt of, or failure to receive, any necessary clearance for our new product offerings could have a material adverse effect on our business, financial condition or results of operations. See Item 1A - “Risk Factors.”

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

The European Commission granted marketing authorization for Tc99m tilmanocept in the EU in November 2014, and a reduced-mass vial developed for the EU market was approved in September 2016.

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

Financial Statements

Our consolidated financial statements and the related notes, including revenues, income (loss), total assets and other financial measures are set forth at pages F-1 through F-36 of this Form 10-K.

Employees

As of March 1, 2019, we had 14 full-time and 5 part-time employees. None of our employees are represented by a collective bargaining agreement, we have not experienced any work stoppages, and we believe that our relationship with our employees is good.

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

If Cardinal Health 414, SpePharm AG, Sayre Therapeutics or Sinotau do not achieve commercial success with Tc99m tilmanocept, we may be unable to generate significant revenue or become profitable.

In March 2017, Navidea completed the Asset Sale to Cardinal Health 414, as discussed previously under “Development of the Business.” Pursuant to the Purchase Agreement, we sold all of our assets used, held for use, or intended to be used in operating the Business, including Lymphoseek, in Canada, Mexico and the United States. Upon closing of the Asset Sale, the Supply and Distribution Agreement between Cardinal Health 414 and the Company was terminated. Under the terms of the Purchase Agreement, Navidea is entitled to receive milestone payments (which, if paid, will be treated as additional purchase price) from Cardinal Health 414 based on net sales derived from Lymphoseek, subject, in each case, to Cardinal Health 414’s right to off-set.

Under the terms of our August 2014 agreement with Sinotau, as amended, Navidea is entitled to receive royalties and milestone payments based on Sinotau’s sales of Tc99m tilmanocept. Upon approval by the CFDA, Sinotau will be responsible for all Tc99m tilmanocept sales, marketing, market access and medical affairs activities in China, excluding Hong Kong, Macau and Taiwan. Tc99m tilmanocept has not yet received marketing approval in China.

Under the terms of our March 2015 exclusive sublicense agreement with SpePharm, Navidea is entitled to receive royalty and milestone payments from SpePharm based on net sales derived from Tc99m tilmanocept. SpePharm commenced marketing of Tc99m tilmanocept in the EU during the third quarter of 2017.

Under the terms of our June 2017 agreement with Sayre, Navidea is eligible to receive milestone payments and royalties associated with the sale of Tc99m tilmanocept in India. Tc99m tilmanocept has not yet received marketing approval in India.

Cardinal Health 414, SpePharm, Sayre or Sinotau may never achieve commercial success in North America, the EU, India, China, or any other global market, they may never realize sales at levels necessary for us to achieve sales-based earnout, royalty or milestone payments, and such payments may never lead to us becoming profitable.

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

We expect to sponsor efforts to explore the Manocept platform, whether in potential diagnostic or therapeutic uses. We continually assess our clinical trial plans and may, from time to time, initiate additional clinical trials to support our overall strategic development objectives. Historically, the results from preclinical testing and early clinical trials often do not predict the results obtained in later clinical trials. Frequently, drugs that have shown promising results in preclinical or early clinical trials subsequently fail to establish sufficient safety and efficacy data necessary to obtain regulatory approval. At any time during the clinical trials, we, the participating institutions, the FDA, the European Medicines Agency (“EMA”) or other regulatory authorities might delay or halt any clinical trials for our product candidates for various reasons, including:

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

●	partners may choose to develop, independently or with other companies, alternative products or treatments, including products or treatments which compete with ours;

●	agreements with partners may expire or be terminated without renewal, or partners may breach collaboration agreements with us;

●	business combinations or significant changes in a partner’s business strategy might adversely affect that partner's willingness or ability to complete its obligations to us; and

●	the terms and conditions of the relevant agreements may no longer be suitable.

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

Under U.S. patent law, we are currently subject to a “first to file” system of patent approval, as opposed to the former “first to invent” system. As a consequence, delays in filing patent applications for new product candidates or discoveries could result in the loss of patentability if there is an intervening patent application with similar claims filed by a third party, even if we or our collaborators were the first to invent.

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

Our currently held and licensed patents expire over the next one to eleven years. Expiration of the patents underlying our technology, in the absence of extensions or other trade secret or intellectual property protection, may have a material and adverse effect on us.

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

Our operations extend to countries outside the United States, and are subject to the risks inherent in conducting business globally and under the laws, regulations, and customs of various jurisdictions. These risks include: (i) failure to comply with a variety of national and local laws of countries in which we do business, including restrictions on the import and export of certain intermediates, drugs, and technologies, (ii) failure to comply with a variety of U.S. laws including the Iran Threat Reduction and Syria Human Rights Act of 2012; and rules relating to the use of certain “conflict minerals” under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) changes in laws, regulations, and practices affecting the pharmaceutical industry and the health care system, including but not limited to imports, exports, manufacturing, quality, cost, pricing, reimbursement, approval, inspection, and delivery of health care, (iv) fluctuations in exchange rates for transactions conducted in currencies other than the functional currency, (v) adverse changes in the economies in which we or our partners and suppliers operate as a result of a slowdown in overall growth, a change in government or economic policies, or financial, political, or social change or instability in such countries that affects the markets in which we operate, particularly emerging markets, (vi) differing local product preferences and product requirements, (vii) changes in employment laws, wage increases, or rising inflation in the countries in which we or our partners and suppliers operate, (viii) supply disruptions, and increases in energy and transportation costs, (ix) natural disasters, including droughts, floods, and earthquakes in the countries in which we operate, (x) local disturbances, terrorist attacks, riots, social disruption, or regional hostilities in the countries in which we or our partners and suppliers operate and (xi) government uncertainty, including as a result of new or changed laws and regulations. We also face the risk that some of our competitors have more experience with operations in such countries or with international operations generally and may be able to manage unexpected crises more easily. Furthermore, whether due to language, cultural or other differences, public and other statements that we make may be misinterpreted, misconstrued, or taken out of context in different jurisdictions. Moreover, the internal political stability of, or the relationship between, any country or countries where we conduct business operations may deteriorate. Changes in a country’s political stability or the state of relations between any such countries are difficult to predict and could adversely affect our operations, profitability and/or adversely impact our ability to do business there. The occurrence of any of the above risks could have a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

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

Our future expenditures on our programs are subject to many uncertainties, including whether our product candidates will be developed or commercialized with a partner or independently. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

●	the final outcome of the Capital Royalty Partners II L.P. (“CRG”) litigation and other litigation, including the outcome of any litigation involving Dr. Michael Goldberg;

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

Our common stock has been listed on the NYSE American exchange since February 2011. The rules of NYSE American provide that shares be delisted from trading in the event the financial condition and/or operating results of the Company appear to be unsatisfactory, the extent of public distribution or the aggregate market value of the common stock has become so reduced as to make further dealings on the NYSE American inadvisable, the Company has sold or otherwise disposed of its principal operating assets, or has ceased to be an operating company, or the Company has failed to comply with its listing agreements with the Exchange. For example, the NYSE American may consider suspending trading in, or removing the listing of, securities of an issuer that has stockholders’ equity of less than (i) $6.0 million if such issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years, (ii) $4.0 million if such issuer has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years, and (iii) $2.0 million if such issuer has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years. As of December 31, 2018 and 2017, Navidea had stockholders’ equity of approximately $1.7 million and $11.4 million, respectively. In addition, the Company had stockholders’ deficits for several years prior to December 31, 2017, and we may not be able to maintain stockholders’ equity in the future. Even if an issuer has a stockholders’ deficit, the NYSE American will not normally consider delisting securities of an issuer that fails to meet these requirements if the issuer has (1) average global market capitalization of at least $50,000,000; or total assets and revenue of $50,000,000 in its last fiscal year, or in two of its last three fiscal years; and (2) the issuer has at least 1,100,000 shares publicly held, a market value of publicly held shares of at least $15,000,000 and 400 round lot shareholders.  As of December 31, 2018, the Company’s total value of market capitalization was approximately $19.4 million. Therefore, we do not currently meet these exceptions and there is a risk that our common stock may be delisted as a result of our failure to meet the minimum stockholders' equity requirement for continued listing. The NYSE American provides for an 18-month “cure period” for the Company to regain the minimum stockholders’ equity requirement, however if the Company is unable to do so, the NYSE American may delist the Company’s common stock.

The NYSE American Company Guide also provides that the Exchange may suspend or remove from listing any common stock selling for a substantial period of time at a low price per share, if the issuer shall fail to effect a reverse split of such shares within a reasonable time after being notified that the Exchange deems such action to be appropriate under all the circumstances. The Company’s common stock has recently traded for a price as low as $0.10 per share.

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

In addition, the Deficiency Letter stated that the Staff determined that the Company’s securities have been selling for a low price per share for a substantial period of time and, pursuant to Section 1003(f)(v) of the NYSE American Company Guide, Navidea’s continued listing is predicated on it effecting a reverse stock split of its Common Stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which the Staff had determined to be no later than February 14, 2019. However, on January 28, 2019, the Company received a notice from the NYSE American that it has granted the Company an extension until March 31, 2019 to regain compliance with Section 1003(f)(v) of the NYSE American’s continued listing standards. Navidea must regain compliance with the price standard by that date in order to be considered for continued trading through the end of February 14, 2020.

At the Company’s 2018 Annual Meeting of Stockholders (the “Annual Meeting”), held on August 16, 2018, stockholders approved a reverse stock split of the Company’s common stock, as determined by the Board of Directors at its discretion, of a ratio of not less than one-for-five and not more than one-for-twenty. The Board of Directors has not taken action to effect a reverse stock split as of the date of filing this Annual Report on Form 10-K. There can be no assurance that the Board of Directors will take steps to implement the reverse stock split, and if they do, such a reverse stock split may not be sufficient to enable the Company to maintain its listing on the NYSE American. Therefore, there is a continued risk that the shares will be delisted if action is not taken to the satisfaction of the NYSE American.

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

Our common stock traded as low as $0.10 per share and as high as $0.42 per share during the 12-month period ended February 28, 2019. The market price of our common stock has been and is expected to continue to be highly volatile. Factors, including announcements of technological innovations by us or other companies, regulatory matters, new or existing products or procedures, concerns about our financial position, operating results, litigation, government regulation, developments or disputes relating to agreements, patents or proprietary rights, may have a significant impact on the market price of our stock. In addition, potential dilutive effects of future sales of shares of common stock by the Company and by stockholders, and subsequent sale of common stock by the holders of warrants and options could have an adverse effect on the market price of our shares.

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

During the 12-month period beginning on March 1, 2018 and ending on February 28, 2019, the average daily trading volume for our common stock on the NYSE American was approximately 450,000 shares. However, this trading volume may not be consistently maintained in the future. If the trading volume for our common stock decreases, there could be a relatively limited market for our common stock and the share price of our common stock would be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the market’s perception of our business and announcements made by us, our competitors or parties with whom we have business relationships. There may also be fewer institutional investors willing to hold or acquire our common stock. Such a lack of liquidity in our common stock may make it difficult for us to issue additional securities for financing or other purposes or to otherwise arrange for any financing that we may need in the future.

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

Our business has experienced a number of successes and faced several challenges in recent years that have resulted in several significant changes in our strategy and business plan, including the shifting of resources to support our current development initiatives. Our management will need to remain flexible to support our business model over the next few years. However, losing members of the Navidea team could have an adverse effect on our operations. Our success depends on our ability to attract and retain technical and management personnel with expertise and experience in the pharmaceutical industry, and the acquisition of additional product candidates may require us to acquire additional highly qualified personnel. The competition for qualified personnel in the biotechnology industry is intense and we may not be successful in hiring or retaining the requisite personnel. If we are unable to attract and retain qualified technical and management personnel, we will suffer diminished chances of future success.

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

The Company has experienced recurring net losses and has used significant cash to fund its operations, and we expect to continue to incur substantial operating losses and may be unable to obtain additional financing, causing substantial doubt about our ability to continue as a going concern over the next twelve months from the filing of this Annual Report.  The report of our independent registered public accounting firm includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm’s report issued in connection with our audited financial statements for the year ended December 31, 2018 states that there is “substantial doubt about the Company’s ability to continue as a going concern.” Our ability to continue as a going concern is dependent on a combination of several factors, including, our ability to raise capital by issuing debt or equity securities to investors, license or sell our product candidates to other pharmaceutical companies, and generate revenues from successfully developed products. If we are not able to continue our business as a going concern, we may be forced to liquidate our assets for an amount less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose part or all of their investment.

The Company is currently engaged in litigation with CRG and Dr. Goldberg.  In addition, the Company has experienced recurring net losses and has used significant cash to fund its operations. Based on our current working capital and our projected cash burn, and without definitive agreements in place for additional funding, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months following the issuance of this Annual Report on Form 10-K.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 5,000 square feet of office space at 4995 Bradenton Avenue, Dublin, Ohio, as our principal offices. The current least term expires in June 2020, at a monthly base rent of approximately $3,000. We must also pay a pro-rata portion of the operating expenses and real estate taxes of the building. We also lease approximately 2,000 square feet of office space at 560 Sylvan Avenue, Englewood Cliffs, New Jersey. The current lease term expires in March 2019, at a monthly base rent of approximately $3,000. We must also pay a pro-rata portion of the electricity costs of the building. We do not intend to renew the lease on the New Jersey office, nor do we currently intend to obtain alternative office space in the New York/New Jersey area. We believe both facilities are in good condition.

We also currently lease approximately 25,000 square feet of office space at 5600 Blazer Parkway, Dublin, Ohio, formerly our principal offices. The current lease term expires in October 2022, at a monthly base rent of approximately $26,000 during 2019. We must also pay a pro-rata portion of the operating expenses and real estate taxes of the building. In June 2017, the Company executed a sublease arrangement for the Blazer space, providing for monthly sublease payments to Navidea of approximately $39,000 through October 2022.

Item 3. Legal Proceedings

See Note 15 to the accompanying consolidated financial statements.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NYSE American exchange under the trading symbol “NAVB.” As of March 1, 2019, we had approximately 590 holders of common stock of record. There were no repurchases of our common stock during the year ended December 31, 2018.

Stock Performance Graph

The following graph compares the cumulative total return on a $100 investment in each of the common stock of the Company, the Russell 3000, and the NASDAQ Biotechnology Index for the period from December 31, 2013 through December 31, 2018. This graph assumes an investment in the Company’s common stock and the indices of $100 on December 31, 2013 and that any dividends were reinvested.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

Among Navidea Biopharmaceuticals, the Russell 3000 Index, and the NASDAQ Biotechnology Index

*	$100 invested on 12/31/2013 in stock or index, including reinvestment of dividends.

	Cumulative Total Return as of December 31,
	2013	2014	2015	2016	2017	2018
Navidea Biopharmaceuticals	$100.00	$91.30	$64.25	$30.92	$17.39	$4.83
Russell 3000	100.00	110.45	108.83	120.16	142.81	132.83
NASDAQ Biotechnology	100.00	134.10	149.42	117.02	141.66	128.45

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our Consolidated Financial Statements and the Notes related to those statements, as well as the other financial information included in this Form 10-K. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our business, refer to Item 1A of this Form 10-K, “Risk Factors.”

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

We manage our business based on two primary types of drug products: (i) diagnostic substances, including Tc99m tilmanocept and other diagnostic applications of our Manocept platform and NAV4694 (through the date of sublicensing), and (ii) therapeutic development programs, including therapeutic applications of our Manocept platform and all development programs undertaken by MT. See Note 18 to the consolidated financial statements for more information about our business segments.

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

Our Outlook

Our operating expenses in recent years have been focused primarily on support of our Manocept platform, Tc99m tilmanocept, and NAV4694 product development. We incurred approximately $4.2 million and $4.5 million in total on research and development activities during the years ended December 31, 2018 and 2017, respectively. Of the total amounts we spent on research and development during those periods, excluding costs related to our internal research and development headcount and our general and administrative staff which we do not currently allocate among the various development programs that we have underway, we incurred out-of-pocket charges by program as follows:

Development Program (a)	2018	2017
Manocept Platform (b)	$1,291,796	$2,140,701
Macrophage Therapeutics (b)	1,203,419	853,294
Tc99m Tilmanocept	145,314	236,004
NAV4694 (c)	19,105	(371,588)

(a)	Certain development program expenditures were offset by grant reimbursement revenues totaling $761,000 and $1.7 million during the years ended December 31, 2018 and 2017, respectively.
(b)	Certain 2017 amounts have been reclassified from Manocept Platform to Macrophage Therapeutics to conform to 2018 presentation.
(c)	Changes in cost estimates resulted in the reversal of certain previously accrued expenses related to the NAV4694 development program during the year ended December 31, 2017.

We expect to continue the advancement of our efforts with our Manocept platform during 2019. The divestiture of NAV4694 has decreased our development costs over the past year. We expect our total research and development expenses, including both out-of-pocket charges as well as internal headcount and support costs, to be higher in 2019 than in 2018.

Tc99m tilmanocept is approved by the EMA for use in imaging and intraoperative detection of sentinel lymph nodes draining a primary tumor in adult patients with breast cancer, melanoma, or localized squamous cell carcinoma of the oral cavity in the EU. Following the January 2017 transfer of the Tc99m tilmanocept Marketing Authorization to SpePharm, we transferred responsibility for manufacturing the reduced-mass vial for the EU market to SpePharm. During the second quarter of 2017, SpePharm launched Tc99m tilmanocept in select EU markets, providing a number of early adopters with sample doses to provide exposure to the product. EU sales commenced during the third quarter of 2017. We anticipate that we will incur costs related to supporting our product, regulatory, manufacturing and commercial activities related to the potential marketing registration and sale of Tc99m tilmanocept in markets other than the EU. There can be no assurance that Tc99m tilmanocept will achieve regulatory approval in any market other than the EU, or if approved in those markets, that it will achieve market acceptance in the EU or any other market. See Item 1A - “Risk Factors.”

We continue to evaluate existing and emerging data on the potential use of Manocept-related agents in the diagnosis, disease-staging and treatment of disorders in which macrophages are involved, such as RA, KS, NASH and other disease states, to define areas of focus, development pathways and partnering options to capitalize on the Manocept platform. We will also be evaluating potential funding and other resources required for continued development, regulatory approval and commercialization of any Manocept platform product candidates that we identify for further development, and potential options for advancing development. There can be no assurance of obtaining funding or other resources on terms acceptable to us, if at all, that further evaluation or development will be successful, that any Manocept platform product candidate will ultimately achieve regulatory approval, or if approved, the extent to which it will achieve market acceptance. See Item 1A - “Risk Factors.”

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

We recorded a net gain on the sale of the Business of $89.2 million for the year ended December 31, 2017, including $16.5 million in guaranteed consideration, which was discounted to the present value of future cash flows. The proceeds were offset by $3.3 million in estimated fair value of warrants issued to Cardinal Health 414, $2.0 million in legal and other fees related to the sale, $800,000 in net balance sheet dispositions and write-offs, and $4.1 million in estimated taxes. We recorded an additional gain related to the Amendment to the Asset Purchase Agreement of $43,000 for the year ended December 31, 2018, including $54,000 of additional consideration, offset by $11,000 in estimated taxes.

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

Years Ended December 31, 2018 and 2017

Royalty Revenue. During 2018 and 2017, we recognized royalty revenue of $15,000 and $9,000, respectively, related to our license agreement with SpePharm in Europe.

License Revenue. During 2018, we recognized license revenue of $307,000, primarily for a non-refundable upfront payment related to the sublicense of NAV4694 to Meilleur and the sublicense of Tc99m tilmanocept to Sinotau in China. During 2017, we recognized license revenue of $100,000 for a non-refundable upfront payment related to the Tc99m tilmanocept license and distribution agreement with Sayre Therapeutics in India.

Grant and Other Revenue. During 2018, we recognized $847,000 of grant and other revenue compared to $1.7 million in 2017. Grant revenue during 2018 was primarily related to SBIR grants from the NIH supporting Manocept development. Grant revenue during 2017 was primarily related to SBIR grants from the NIH supporting Manocept, therapeutic and Tc99m tilmanocept development. Other revenue for 2018 and 2017 included $85,000 and $31,000, respectively, of revenue primarily from our marketing partners in Europe and China related to development work performed at their request.

Research and Development Expenses. Research and development expenses decreased $292,000, or 6%, to $4.2 million during 2018 from $4.5 million during 2017. The decrease was primarily due to net decreases in drug project expenses related to (i) decreased Manocept development costs of $849,000, primarily decreased clinical trial costs; and (ii) decreased Tc99m tilmanocept development costs of $91,000 including decreased manufacturing-related activities and clinical testing, offset by increased regulatory costs; offset by (iii) increased NAV4694 development costs of $391,000 due to reversal of certain previously accrued expenses during 2017, offset by decreased clinical testing; (iv) increased therapeutics development costs of $350,000, including increased research consulting, regulatory consulting, and preclinical testing, offset by decreased manufacturing-related activities; and (v) increased NAV5001 development costs of $91,000 due to reversal of certain previously accrued expenses during 2017 . The net decrease in research and development expenses also included decreased compensation including incentive-based awards of $309,000 related to net decreased headcount offset by increased general office and travel expenses totaling $124,000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $3.5 million, or 31%, to $7.7 million during 2018 from $11.2 million during 2017. The net decrease was primarily due to decreased legal and professional services of $2.7 million primarily related to the CRG litigation, a loss on disposal of assets related to our previous office space of $706,000 and a loss on termination of our previous office lease of $399,000, both during 2017, and decreased general office, insurance, depreciation, rent, and travel expenses totaling $388,000. The net decrease in selling, general and administrative expenses also included net increased compensation expense of $668,000, including termination costs related to the resignation of Dr. Goldberg of $1.1 million in 2018 and termination costs related to the arbitration award to Mr. Gonzalez of $478,000 in 2017.

Other Income (Expense). Other expense, net, was $5.3 million during 2018 compared to other expense, net of $3.9 million during 2017. We recorded losses on extinguishment of the CRG debt of $5.3 million and $4.2 million during 2018 and 2017, respectively. Also during 2018 and 2017, we recognized interest income of $131,000 and $328,000, respectively, primarily related to the guaranteed consideration due from Cardinal Health 414, which was discounted to present value at the closing date of the Asset Sale in 2017. During 2018 and 2017, $153,000 and $265,000, respectively, of interest expense was compounded and added to the balance of our note payable to Platinum. During 2017, we recorded non-cash income of $153,000 related to changes in the estimated fair value of financial instruments.

Gain on Discontinued Operations. We recorded a net gain related to the Amendment to the sale of the Business to Cardinal Health 414 of $43,000 in 2018, including $54,000 of payments by Cardinal Health 414 to Navidea in excess of receivables recognized, offset by $11,000 in estimated taxes. We recorded a net gain on the sale of the Business to Cardinal Health 414 of $89.2 million in 2017, including $16.5 million in guaranteed consideration, which was discounted to the present value of future cash flows. The proceeds were offset by $3.3 million in estimated fair value of warrants issued to Cardinal Health 414, $2.0 million in legal and other fees related to the sale, $800,000 in net balance sheet dispositions and write-offs, and $4.1 million in estimated taxes. Operating income (loss) from discontinued operations related to the sale of the Business to Cardinal Health 414 were $1,000 and ($491,000) for 2018 and 2017, respectively.

Liquidity and Capital Resources

Cash balances increased $681,000 to $3.5 million at December 31, 2018 from $2.8 million at December 31, 2017. The net increase was primarily due to accelerated receipt of the guaranteed earnout receivable from Cardinal Health 414 of $5.7 million, net of CRG’s draw on the letter of credit of $7.2 million, proceeds from a private equity placement of $3.0 million, and maturities and sales of available-for-sale securities of $1.6 million, offset by cash used to fund our operations of $1.5 million.

Operating Activities. Cash provided by operations was $4.3 million during 2018 compared to $59.1 million during 2017.

Accounts and other receivables decreased $8.1 million to $21,000 at December 31, 2018 from $8.1 million at December 31, 2017, primarily related to Cardinal Health 414’s payment of the entire balance of the guaranteed earnout of $12.9 million pursuant to the Amendment executed on April 2, 2018.

Prepaid expenses and other current assets increased $198,000 to $1.3 million at December 31, 2018 from $1.1 million at December 31, 2017.  The increase was primarily due to a net increase in federal and state tax refunds receivable, offset by a net decrease in prepaid insurance and decreased interest receivable related to the guaranteed earnout due from Cardinal Health 414.

Accounts payable decreased $430,000 to $425,000 at December 31, 2018 from $855,000 at December 31, 2017, primarily driven by net decreased payables due to operations, NAV4694 and therapeutics vendors, offset by increased payables due to Manocept development vendors. Accrued liabilities and other current liabilities increased $663,000 to $2.5 million at December 31, 2018 from $1.9 million at December 31, 2017. Increased accruals for termination of Dr. Goldberg and Manocept development vendors were offset by decreases in accruals for incentive-based compensation, legal and professional services. Our payable and accrual balances will continue to fluctuate but will likely decrease overall as we work to resolve our legal disputes, offset by planned increases in development activity related to the Manocept platform.

Investing Activities. Investing activities provided $954,000 during 2018 compared to $1.8 million used during 2017. Investing activities during 2018 included maturities and sales of available-for-sale securities of $1.6 million, purchases of available-for-sale securities of $600,000, and capital expenditures of $46,000, primarily for research and computer equipment. Investing activities during 2017 included purchases of available-for-sale securities of $2.2 million and capital expenditures of $34,000, primarily for computer equipment and leasehold improvements, offset by maturities of available-for-sale securities of $400,000. We expect our overall capital expenditures for 2019 will be higher than 2018 as we work to increase our manufacturing efficiency and maintain our technology infrastructure.

Financing Activities. Financing activities used $4.5 million during 2018 compared to $61.0 million during 2017. The $4.5 million used by financing activities during 2018 consisted primarily of CRG’s draw on the letter of credit of $7.1 million and principal payments on financed insurance premiums of $396,000, offset by proceeds from a private equity placement of $3.0 million. The $61.0 million used by financing activities in 2017 consisted primarily of principal payments on the CRG, Platinum and IPFS notes payable of $59.8 million and payment of debt-related costs of $1.3 million, offset by proceeds from issuance of common stock of $72,000.

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

We recorded a net gain on the sale of the Business of $89.2 million for the year ended December 31, 2017, including $16.5 in guaranteed consideration, which was discounted to the present value of future cash flows. The proceeds were offset by $3.3 million in estimated fair value of warrants issued to Cardinal Health 414, $2.0 million in legal and other fees related to the sale, $800,000 in net balance sheet dispositions and write-offs, and $4.1 million in estimated taxes. The guaranteed consideration was recorded as a receivable, the balance of which was being reduced as quarterly payments were received.

On April 2, 2018, the Company entered into an Amendment to the Asset Purchase Agreement. Pursuant to the Amendment, Cardinal Health 414 paid the Company approximately $6.0 million and agreed to pay the Company an amount equal to the unused portion of the letter of credit (not to exceed approximately $7.1 million) promptly after the earlier of (i) the expiration of the letter of credit and (ii) the receipt by Cardinal Health 414 of evidence of the return and cancellation of the letter of credit. In exchange, the obligation of Cardinal Health 414 to make any further contingent payments has been eliminated. Cardinal Health 414 is still obligated to make the milestone payments in accordance with the terms of the earnout provisions of the Purchase Agreement. We recorded an additional gain related to the Amendment to the Asset Purchase Agreement of $43,000 for the year ended December 31, 2018, including $54,000 of additional consideration, offset by $11,000 in estimated taxes. On April 9, 2018, CRG drew approximately $7.1 million on the letter of credit. See Note 3 to the accompanying consolidated financial statements.

Private Placement

On September 13, 2018, the Company entered into a Stock Purchase Agreement with an investor, pursuant to which the Company issued 18,320,610 shares of the Company’s common stock in exchange for $3.0 million in cash. The Company plans to use the proceeds from the Private Placement for general working capital purposes, including, without limitation, research and development, and other operating expenses. See Notes 2 and 16(a) to the accompanying consolidated financial statements.

Capital Royalty Group Debt

See Notes 2, 12 and 15 to the accompanying consolidated financial statements.

Platinum Credit Facility

See Notes 2, 12 and 15 to the accompanying consolidated financial statements.

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

We plan to focus our resources in 2019 primarily on development of products based on the Manocept platform. Although management believes that it will be able to achieve this objective, it is subject to a number of variables beyond our control, including the nature and timing of any partnering opportunities, the ability to modify contractual commitments made in connection with these programs, and the timing and expense associated with suspension or alteration of clinical trials, and consequently there can be no assurance that we will be able to achieve our objective of bringing our expenses in line with our revenues, and we may need to seek additional financing if we cannot achieve that objective in a timely manner.

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

The Company is currently engaged in litigation with CRG and Dr. Goldberg.  In addition, the Company has experienced recurring net losses and has used significant cash to fund its operations.  We have considerable discretion over the extent of development project expenditures and have the ability to curtail the related cash flows as needed.  The Company also has funds remaining under outstanding grant awards, and continues working to establish new sources of funding, including collaborations, potential equity investments, and additional grant funding that can augment the balance sheet.  However, based on our current working capital and our projected cash burn, and without definitive agreements in place for additional funding, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months following the issuance of this Annual Report on Form 10-K.  See Note 2 to the accompanying consolidated financial statements and Item 1A – “Risk Factors.”

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements.

Recent Accounting Standards

See Notes 1(q) and 1(r) to the accompanying consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, and the related notes, together with the report of Marcum LLP dated March 15, 2019, are set forth at pages F-1 through F-36 attached hereto and incorporated herein by reference.

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

Under the supervision and with the participation of our management, including Mr. Latkin, who serves as our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2018, and concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, including Mr. Latkin, who serves as our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, understands that our disclosure controls and procedures do not guarantee that all errors and all improper conduct will be prevented.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, a design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected.  These inherent limitations include the realities that judgments and decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons, or by management override of the control.  Further, the design of any system of controls is also based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations of a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

Under the supervision and with the participation of our management, including Mr. Latkin, who serves as our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based upon the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment we concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2018, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Set forth below are the names and committee assignments of the persons who constitute our Board of Directors.

Name	Age	Committee(s)
Claudine Bruck, Ph.D. (a)	63	Audit; Compensation, Nominating and Governance (Chair)
Adam D. Cutler (b)	44	Audit (Chair); Compensation, Nominating and Governance
Jed. A. Latkin (c)	44	—
Y. Michael Rice	54	Audit; Compensation, Nominating and Governance
S. Kathryn Rouan, Ph.D. (d)	56	Compensation, Nominating and Governance

(a)	Dr. Bruck was appointed to the Board of Directors effective March 5, 2018.
(b)	Mr. Cutler was appointed to the Board of Directors effective December 1, 2018.
(c)	Mr. Latkin was appointed to the Board of Directors effective August 14, 2018.
(d)	Dr. Rouan was appointed to the Board of Directors effective December 1, 2018.

Director Qualifications

The Board of Directors believes that individuals who serve on the Board should have demonstrated notable or significant achievements in their respective field; should possess the requisite intelligence, education and experience to make a significant contribution to the Board and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of our stockholders. The following are qualifications, experience and skills for Board members which are important to our business and its future:

●

General Management. Directors who have served in senior leadership positions bring experience and perspective in analyzing, shaping, and overseeing the execution of important operational and policy issues at a senior level. These directors’ insights and guidance, and their ability to assess and respond to situations encountered in serving on our Board of Directors, are enhanced by their leadership experience developed at businesses or organizations that operated on a global scale, faced significant competition, or involved other evolving business models.

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

Directors whose terms continue until the 2019 Annual Meeting:

Y. Michael Rice has served as a director of Navidea since May 2016. Mr. Rice is a partner of LifeSci Advisors, LLC and LifeSci Capital, LLC, companies which he co-founded in March 2010. Prior to co-founding LifeSci Advisors and LifeSci Capital, Mr. Rice was the co-head of health care investment banking at Canaccord Adams, where he was involved in debt and equity financing. Mr. Rice was also a Managing Director at ThinkEquity Partners where he was responsible for managing Healthcare Capital Markets, including the structuring and execution of numerous transactions. Prior to that, Mr. Rice served as a Managing Director at Bank of America serving large hedge funds and private equity healthcare funds. Previously, he was a Managing Director at JPMorgan/Hambrecht & Quist. Mr. Rice currently serves on the board of directors of RDD Pharma, a specialty pharmaceuticals company. Mr. Rice received a B.A. from the University of Maryland.

S. Kathryn Rouan, Ph.D., has served as a director of Navidea since December 2018. Dr. Rouan most recently served as the SVP and Head of Projects, Clinical Platforms and Sciences (“PCPS”) at GlaxoSmithKline (“GSK”) from May 2016 to November 2018 following a 29-year career at GSK. The PCPS organization within GSK encompasses the Global Clinical Operations, Statistics and Programming, Clinical Pharmacology, GCP Quality, Third Party Resourcing and Project Management functions and includes approximately 1,800 staff in 20 countries. Dr. Rouan first joined GSK in 1989 with a background in Pharmaceutical Sciences, focusing on formulation development of protein pharmaceuticals.  In 1993, Dr. Rouan moved into Project Leadership and Management becoming VP and Head of Metabolism and Pulmonary Project Management in 1999. She continued to lead Projects in a number of Therapeutic areas including Cardiovascular, Immunoinflammation and Gastroenterology Therapy areas. In 2007, Dr. Rouan led the development, submission and approval of Arzerra (ofatumumab) in refractory chronic lymphocytic leukemia. In 2012, she became Head of Biopharmaceutical Development responsible for delivery of GSK’s portfolio of biopharmaceutical medicines. In December 2013, Dr. Rouan was appointed SVP and Head of R&D Stiefel, GSK’s Dermatology therapy area unit.  Dr. Rouan holds a Ph.D. in Pharmaceutical Sciences from the University of Rhode Island, and a B.Pharm. from the University of London.

Directors whose terms continue until the 2020 Annual Meeting:

Adam D. Cutler has served as a director of Navidea since December 2018. Mr. Cutler is a biotechnology executive with over 20 years of experience in equity research, investor relations, capital markets, business development, finance, and management consulting.  Mr. Cutler joined Molecular Templates, Inc. as its Chief Financial Officer in November 2017. Prior to that, he was Senior Vice President of Corporate Affairs for Arbutus Biopharma Corporation, where he was responsible for investor relations and contributed to the company’s business development and corporate finance efforts from March 2015 to November 2017. From 2012 to 2015, he was a Managing Director for The Trout Group LLC and Trout Capital LLC, where he executed financings and advised public and private life science companies on investor relations and capital raising strategies.  From 2000 to 2012, Mr. Cutler worked as a biotechnology equity research analyst with Credit Suisse, Canaccord Genuity, JMP Securities, and Bank of America Securities.  He also worked in healthcare consulting as an Analyst at The Frankel Group and a Consultant for Ernst & Young LLP.  He currently serves on the Board of Directors for Inmed Pharmaceuticals.  He earned his Bachelor of Arts degree in Economics from Brandeis University.

Jed A. Latkin has served as Chief Executive Officer of Navidea since October 2018, and as Chief Operating Officer and Chief Financial Officer of Navidea since May 2017. Mr. Latkin also served as Interim Chief Operating Officer of Navidea from April 2016 to April 2017. Mr. Latkin has more than twenty years of experience in the financial industry supporting many investments in major markets including biotechnology and pharmaceuticals. He most recently was employed by Nagel Avenue Capital, LLC since 2010 and in that capacity he provided contracted services as a Portfolio Manager, Asset Based Lending for Platinum Partners Value Arbitrage Fund L.P. Mr. Latkin has been responsible for a large diversified portfolio of asset-based investments in varying industries, including product manufacturing, agriculture, energy, and healthcare. In connection with this role, he served as Chief Executive Officer of End of Life Petroleum Holdings, LLC and Black Elk Energy, LLC, Chief Financial Officer of Viper Powersports, Inc. and West Ventures, LLC, and Portfolio Manager of Precious Capital, LLC. Mr. Latkin served on the Board of Directors for Viper Powersports, Inc. from 2012 to 2013 and served on the boards of directors of the Renewable Fuels Association and Buffalo Lake Advanced Biofuels. Mr. Latkin earned a B.A from Rutgers University and a M.B.A. from Columbia Business School.

Director whose term continues until the 2021 Annual Meeting:

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

Directors whose terms ended during 2018:

Michael M. Goldberg, M.D. served as a director of Navidea from November 2013 to August 2018 and as President and Chief Executive Officer of Navidea from September 2016 to August 2018. Dr. Goldberg has been a Managing Partner of Montaur Capital Partners since January 2007. From 2007 to 2013 Dr. Goldberg managed a life science investment portfolio for Platinum Partners called Platinum-Montaur Life Sciences, LLC. Prior to that, Dr. Goldberg served as the Chief Executive Officer of Emisphere Technologies, Inc., from August 1990 to January 2007 and as its President from August 1990 to October 1995. He also served on Emisphere’s board of directors from November 1991 to January 2007. Previous to that, Dr. Goldberg served as Vice President of The First Boston Corp., where he was a founding member of the Healthcare Banking Group. Dr. Goldberg has been a Director of Echo Therapeutics, Inc., AngioLight, Inc., Urigen Pharmaceuticals, Inc., Alliqua BioMedical, Inc., and ADVENTRX Pharmaceuticals, Inc. Dr. Goldberg received a B.S. degree from Rensselaer Polytechnic Institute, an M.D. from Albany Medical College of Union University in 1982, and an M.B.A. from Columbia University Graduate School of Business in 1985.

Mark I. Greene M.D., Ph.D., FRCP served as a director of Navidea from March 2016 to August 2018. Dr. Greene has been Director of the Division of Immunology, Department of Pathology at University of Pennsylvania School of Medicine since 1986. Dr. Greene was the Associate Director of the Division for Fundamental Research, University of Pennsylvania Cancer Center from 1987-2009 and has been the John Eckman Professor of Medical Science of the University of Pennsylvania School of Medicine since 1989. From 1980 to 1986 he served as an Associate Professor of both Harvard University and Harvard Medical School. His groundbreaking work in erbB receptor function led to the development of Herceptin (Genentech) and to the development of a proprietary method for the rapid, reliable design of allosteric inhibitors of receptors and enzymes. Dr. Greene previously served as a scientific advisor to Navidea’s subsidiary, Macrophage Therapeutics, Inc., Ception Therapeutics, Antisome PLC and Fulcrum Technologies and also served as a Member of the Scientific Advisory Boards of Fulcrum Pharmaceuticals, Inc. and Tolerx, Inc. He previously served as an Emeritus Director of Emisphere Technologies, Inc. where he also served as a Director. Additionally, Dr. Greene previously served as a Director of Ribi Immunochem Research, Inc. and currently serves as a Consultant to Martell Biosystems, Inc. Dr. Greene also serves as an advisor to Belgene, SternGreene and Abzed, all start-up companies. Dr. Greene has an outstanding record of contributions to cancer biology and drug discovery that is well-documented in over 400 publications. Dr. Greene is a recipient of many awards and patents and has collaborated with a number of pharmaceutical companies. He received his M.D. (1972) and Ph.D. (1977) from the University of Manitoba, Canada, became a Fellow of the Royal College in 1976 and then joined the faculty of Harvard Medical School in 1976.

Eric K. Rowinsky, M.D. served as a director of Navidea from July 2010 to March 2018. Dr. Rowinsky has served as Executive Chairman, President, and Head of the Scientific Advisory Board of RGenix, Inc, as well as the Chief Scientific Officer of Clearpath Development Co., which rapidly advances development stage therapeutic assets to pre-defined human Proof-of-Concept milestones, since June 2015. He has also served as the Head of Research and Development, Executive Vice President, and Chief Medical Officer of Stemline Therapeutics, Inc. from 2012 to 2015, and was the Founder of and served as Chief Executive Officer of Primrose Therapeutics from August 2010 to September 2011 at which time it was acquired by Stemline. From 2005 to 2009, he served as the Chief Medical Officer and Executive Vice President of Clinical Development and Regulatory Affairs of ImClone Systems Incorporated, a life sciences company, which was acquired by Eli Lilly. Prior to that, Dr. Rowinsky held several positions at the Cancer Therapy & Research Center’s Institute of Drug Development, including Director of the Institute, Director of Clinical Research and SBC Endowed Chair for Early Drug Development, and concurrently served as Clinical Professor of Medicine in the Division of Medical Oncology at the University of Texas Health Science Center at San Antonio. Dr. Rowinsky was an Associate Professor of Oncology at the Johns Hopkins University School of Medicine and on active staff at the Johns Hopkins School of Medicine from 1987 to 1996. Dr. Rowinsky is currently a member of the boards of directors of Biogen Idec, Inc., Verastem, Inc. and Fortress Biotech, Inc., and has served on the board of directors of BIND Therapeutics, Inc., all publicly-held life science companies. He is also an Adjunct Professor of Medicine at New York University. Dr. Rowinsky has extensive research and drug development experience, oncology expertise, corporate strategy, and broad scientific and medical knowledge.

Executive Officers

In addition to Mr. Latkin, the following individual is a senior executive officer of Navidea and serves in the position indicated below:

Name	Age	Position
Michael S. Rosol, Ph.D.	50	Chief Medical Officer

Michael S. Rosol, Ph.D., has served as Chief Medical Officer of Navidea since December 2018. Prior to joining Navidea, Dr. Rosol served as Associate Director in the Clinical and Translational Imaging Group at Novartis Institutes for BioMedical Research from November 2016 to December 2018. Before that, he held positions as Senior Director of Business Development at Elucid Bioimaging, Inc. where he drove adoption of its Computer-Aided Phenotyping applications from May 2016 to November 2016, and as Chief Scientific Officer of MediLumine, Inc. from October 2015 to May 2016. Prior to those roles, he was the Head of the Translational Imaging Group at Novartis Pharmaceuticals Group from October 2012 to March 2015. His training and experience lie in the fields of biophysics, physiology, and biological/medical imaging, and his work has focused on cardiovascular imaging, preclinical and clinical imaging instrumentation and applications, animal models of human disease, pathophysiology, biomarkers, and imaging in toxicological and clinical trials. He has also served as faculty in Radiology and Director of two academic research imaging facilities. Dr. Rosol holds a Ph.D. from Boston University School of Medicine.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of our securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to us. Based on our review of these reports and written representations from reporting persons, we believe that all reporting persons complied with all filing requirements during the fiscal year ended December 31, 2018, except for: (1) Frederick O. Cope, Ph.D., who had one late Form 4 filing related to stock issued in lieu of a portion of his annual cash bonus; (2) John K. Scott, Jr., who had one late Form 3 filing related to stock purchased in a private placement; (3) S. Kathryn Rouan, Ph.D., who had one late Form 3 filing resulting from delays in obtaining new EDGAR filer codes; and (4) Michael M. Goldberg, M.D., who did not file a Form 4 related to the 18.5 million shares issued to him in November 2018. Dr. Goldberg was no longer an officer or director of Navidea at the time the 18.5 million shares were issued to him.

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

Board of Directors Meetings

Our Board of Directors held a total of seven meetings in the fiscal year ended December 31, 2018, and each of the directors attended at least 75 percent of the aggregate number of meetings of the Board of Directors and committees (if any) on which he or she served, except for Dr. Rowinsky. It is our policy that all directors attend the Annual Meeting of Stockholders. However, conflicts and unforeseen events may prevent the attendance of a director, or directors. All then-current members of our Board of Directors attended the 2018 Annual Meeting of Stockholders in person.

The Board of Directors maintains the following committees to assist it in its oversight responsibilities. The current membership of each committee is indicated in the list of directors set forth under “Board of Directors” above.

Audit Committee

The Audit Committee of the Board of Directors selects our independent registered public accounting firm with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, the accounting principles that we use in financial reporting, and the adequacy of our internal control procedures. The current members of our Audit Committee are: Adam D. Cutler (Chair), Claudine Bruck, Ph.D., and Y. Michael Rice, each of whom is “independent” under Section 803A of the NYSE American Company Guide. From August 14, 2018 through January 1, 2019, the members of our Audit Committee were: Mr. Rice (Chair) and Dr. Bruck. From March 15, 2018 to August 14, 2018, the members of our Audit Committee were: Mr. Rice (Chair), Dr. Bruck and Dr. Greene. From January 1, 2018 to March 15, 2018, the members of our Audit Committee were: Mr. Rice (Chair), Dr. Greene and Dr. Rowinsky. The Board of Directors has determined that Mr. Cutler and Mr. Rice meet the requirements of an “audit committee financial expert” as set forth in Section 407(d)(5) of Regulation S-K promulgated by the SEC. The Audit Committee held four meetings in the fiscal year ended December 31, 2018. The Board of Directors adopted a written Amended and Restated Audit Committee Charter on April 30, 2004. A copy of the Amended and Restated Audit Committee Charter is posted on the Company’s website at www.navidea.com.

Compensation, Nominating and Governance Committee

The CNG Committee of the Board of Directors discharges the Board’s responsibilities relating to the compensation of the Company's directors, executive officers and associates, identifies and recommends to the Board of Directors nominees for election to the Board, and assists the Board in the implementation of sound corporate governance principles and practices. With respect to its compensation functions, the CNG Committee evaluates and approves executive officer compensation and reviews and makes recommendations to the Board with respect to director compensation, including incentive or equity-based compensation plans; reviews and evaluates any discussion and analysis of executive officer and director compensation included in the Company’s annual report or proxy statement, and prepares and approves any report on executive officer and director compensation for inclusion in the Company’s annual report or proxy statement required by applicable rules and regulations; and monitors and evaluates, at the Committee’s discretion, matters relating to the compensation and benefits structure of the Company and such other domestic and foreign subsidiaries or affiliates, as it deems appropriate. The members of our CNG Committee are: Claudine Bruck, Ph.D. (Chair), Adam D. Cutler, Y. Michael Rice, and S. Kathryn Rouan, Ph.D. The CNG Committee did not hold any meetings in the fiscal year ended December 31, 2018 because compensation- and nomination-related discussions were held by the full Board. The Board of Directors adopted a written Compensation, Nominating and Governance Committee Charter on February 26, 2009. A copy of the Compensation, Nominating and Governance Committee Charter is posted on the Company’s website at www.navidea.com.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Program. The CNG Committee of the Board of Directors is responsible for establishing and implementing our compensation policies applicable to senior executives and monitoring our compensation practices. The CNG Committee seeks to maintain compensation plans that are fair, reasonable and competitive. The CNG Committee is responsible for reviewing and approving senior executive compensation, awards under our cash bonus plan, and awards under our equity-based compensation plans.

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

The CNG Committee reviews individual compensation levels at least annually. During the review process, the CNG Committee addresses the following questions:

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

The CNG Committee does not believe that our compensation policies and practices for our employees give rise to risks that are reasonably likely to have a material adverse effect on the Company. As noted below, our incentive-based compensation has historically been tied to Company financial performance (e.g., revenue, gross margin or budgeted expense targets) or product development goals (e.g., clinical trial progress or regulatory milestones). Following the Asset Sale to Cardinal Health 414 in March 2017, incentive-based compensation goals have been more focused on development goals as we work to develop additional product candidates. The CNG Committee believes that the existence of these performance incentives creates a strong motivation for Company employees to contribute towards the achievement of strong, sustainable performance, and believes that the Company has a strong set of internal controls that minimize the risk that financial performance can be misstated in order to achieve incentive compensation payouts.

In addition to the aforementioned considerations, the CNG Committee also takes into account the outcome of stockholder advisory (“say-on-pay”) votes on the compensation of our Chief Executive Officer, Chief Financial Officer, and our next three highest-paid executive officers (the “Named Executive Officers”). At the Annual Meeting of Stockholders held on June 29, 2017, approximately 75% of our stockholders voted in favor of the resolution relating to the compensation of our Named Executive Officers. The CNG Committee believes this affirmed stockholders’ support of the Company’s executive compensation program. The CNG Committee will continue to consider the results of future say-on-pay votes when making future compensation decisions for the executive officers. Also at the Annual Meeting of Stockholders on June 29, 2017, approximately 40% of our stockholders, representing the most votes received, voted in favor of holding “say-on-pay” votes every two years. In accordance with the results of this vote, the Company will hold an advisory vote to approve the compensation of the Company’s Named Executive Officers every two years until the next required vote on the frequency of advisory votes on executive compensation at the Company’s Annual Meeting of Stockholders to be held in 2023.

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

Independent Compensation Expertise. The CNG Committee is authorized to periodically retain independent experts to assist in evaluating executive compensation plans and in setting executive compensation levels. These experts provide information on trends and best practices so the CNG Committee can formulate ongoing plans for executive compensation. The CNG Committee retained Board Advisory, LLC (“Board Advisory”) as its independent consultant to assist in the determination of the reasonableness and competitiveness of the compensation levels of its President and Chief Executive Officer for fiscal 2018, and of its Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, Chief Medical Officer, and Board of Directors for fiscal 2019. No conflict of interest exists that would prevent Board Advisory from serving as independent consultant to the CNG Committee.

For fiscal 2018, Board Advisory performed a benchmark compensation review of our President and Chief Executive Officer. For fiscal 2019, Board Advisory performed a benchmark compensation review of our key executive positions, including our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, Chief Medical Officer, and our Board of Directors. Board Advisory utilized published survey and proxy reported data from compensation peers, with market data aged to February 1, 2018 and January 1, 2019, respectively, by an annualized rate of 3.0%, the expected pay increase in both 2018 and 2019 for executives in the life sciences industry.

In evaluating appropriate executive compensation, it is common practice to set targets at a point within the competitive marketplace. The CNG Committee sets its competitive compensation levels based upon its compensation philosophy. Following completion of the Board Advisory study for 2019, the CNG Committee noted that the total cash compensation of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer is between the 50th and 75th percentile for an established peer group of companies. The CNG Committee also noted that the total cash compensation of our Chief Medical Officer is significantly below the market rate for this position.

Peer Group Companies. In addition to independent survey analysis, in 2018 and 2019 the CNG Committee reviewed the compensation levels at specific competitive benchmark companies. With input from management, the CNG Committee chose the peer companies because they are developmental life sciences companies, have market capitalization between approximately $20 million and $350 million and have comparable key executive positions. While the specific plans for these companies may or may not be used, it is helpful to review their compensation data to provide benchmarks for the overall compensation levels that will be used to attract, hire, retain and motivate our executives.

As competitors and similarly situated companies that compete for the same executive talent, the CNG Committee determined that the following peer group companies most closely matched the responsibilities and requirements of our executives:

AcelRx Pharmaceuticals, Inc.	Idera Pharmaceuticals, Inc.
Anthera Pharmaceuticals, Inc.	Immune Design Corporation
Aradigm Corporation	Innovation Pharmaceuticals, Inc.
Argos Therapeutics, Inc.	Invitae Corporation
CareDx, Inc.	Invuity, Inc.
Cascadian Therapeutics, Inc.	Lipocine, Inc.
ContraFect Corporation	Mirati Therapeutics, Inc.
Curis, Inc.	Sonoma Pharmaceuticals, Inc.
CytoDyn, Inc.	Sorrento Therapeutics, Inc.
Endocyte, Inc.	T2 Biosystems, Inc.
Genocea Biosciences, Inc.	Utah Medical Products, Inc.
iCad, Inc.

Board Advisory and the CNG Committee used the publicly available compensation information for these companies to analyze our competitive position in the industry. Base salaries and short-term and long term incentive plans of the executives of these companies were reviewed to provide background and perspective in analyzing the compensation levels for our executives.

Specific Elements of Executive Compensation

Base Salary. Using information gathered by Board Advisory, peer company data, national surveys, general compensation trend information and recommendations from management, the CNG Committee approved the fiscal 2018 base salary for our President and Chief Executive Officer. Base salaries for senior executives are set using the CNG Committee’s philosophy that compensation should be competitive and based upon performance. Executives should expect that their base salaries, coupled with a cash bonus award, would provide them the opportunity to be compensated at or above the competitive market at the 40th to 50th percentile.

Based on competitive reviews of similar positions, industry salary trends, overall company results and individual performance, salary increases may be approved from time to time. The CNG Committee reviews and approves base salaries of all executive officers. In setting specific base salaries for fiscal 2018, the CNG Committee considered published proxy data for similar positions at peer group companies.

The following table shows the changes in base salaries for the Named Executive Officers that were approved for fiscal 2018 compared to the approved salaries for fiscal 2017:

Named Executive Officer	Fiscal 2018 Base Salary(a)	Fiscal 2017 Base Salary(a)	Change(b)
Jed A. Latkin (c)	$475,000	$325,000	46.2%
Michael M. Goldberg, M.D. (d)	400,000	400,000	0.0%
Frederick O. Cope, Ph.D. (e)	279,130	279,130	0.0%
Michael S. Rosol, Ph.D. (f)	205,000	—	—

(a)

The amount shown for fiscal 2018 and 2017 is the approved annual salary of the Named Executive Officer in effect at the end of each year, or at the date of separation. The actual amount paid to the Named Executive Officer during fiscal 2018 and 2017 is shown under “Salary” in the Summary Compensation table below.

(b)	Due to the Company’s financial difficulties in 2018, Named Executive Officers did not receive salary increases in 2018, except for Mr. Latkin.
(c)

Mr. Latkin received an increase in base salary in connection with his appointment as Chief Executive Officer, Chief Operating Officer and Chief Financial Officer of the Company effective October 1, 2018.

(d)	Dr. Goldberg separated from the Company effective August 14, 2018.
(e)	Dr. Cope separated from the Company effective October 30, 2018.
(f)	Dr. Rosol commenced employment with the Company effective December 17, 2018.

The following table shows the base salaries for the Named Executive Officers that were approved for fiscal 2019 compared to the approved salaries for fiscal 2018:

Named Executive Officer	Fiscal 2019 Base Salary	Fiscal 2018 Base Salary	Change(a)
Jed A. Latkin	$475,000	$475,000	0.0%
Michael S. Rosol, Ph.D.	205,000	205,000	0.0%

(a)	Due to Mr. Latkin’s recent promotion and Dr. Rosol’s recent hiring, they did not receive salary increases in 2019.

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

In June 2018, the Board of Directors established the fiscal 2018 targets and performance measures for all Company employees. For fiscal 2018, the cash bonus for each executive officer was a function of the designated target bonus amount and certain business performance objectives, weighted as a percentage of the total target amount. The business performance objectives established for fiscal 2018 were as follows:

●	Achievement of various development goals for diagnostic applications of the Company’s Manocept platform, subject to a maximum 75% reduction of bonus if not achieved, including:

o	Complete the Company’s IV dosing study for RA;

o	Complete the Company’s IV dosing study for NASH;

o	Initiate an IV dosing study for CV; and

o	Complete a development plan for imaging active M1-mediated inflammation, RA diagnosis and/or monitoring.

●	Achievement of various development goals for therapeutic applications of the Company’s Manocept platform, subject to a maximum 15% reduction of bonus if not achieved, including:

o	Complete a development plan for treating active M1-mediated inflammation, demonstration for potential partners for systemic applications;

o	Complete a development plan for an orphan disease indication;

o	Complete animal testing by two corporate entities for possible partnering; and

o	Pursue new backbone efforts – lower molecular weight, new polymer with range of molecular weights.

●	Achievement of various development goals for new formulations, subject to a maximum 10% reduction of bonus if not achieved, including:

o	Get a lab up and running, all equipment acquired and on-site;

o	Pursue topical as well as oral formulations with new lower molecular weight agents; and

o	Develop a new isotope for PET imaging and fluorescent probe for next generation.

For fiscal 2018, the Board of Directors determined the cash bonus targets for Named Executive Officers as follows:

Named Executive Officer	Target Cash Bonus (% of Salary)	Target Cash Bonus ($ Amount)
Jed A. Latkin (a)	75.0%	$356,250
Michael M. Goldberg, M.D. (b)	75.0%	300,000
Frederick O. Cope, Ph.D. (c)	35.0%	97,696
Michael S. Rosol, Ph.D. (d)	35.0%	71,750

(a)

Mr. Latkin was promoted to Chief Executive Officer effective October 1, 2018. Any cash bonus awarded to Mr. Latkin related to fiscal 2018 will be pro-rated based on the weighted average amount of his base salary during 2018.

(b)

Dr. Goldberg separated from the Company effective August 14, 2018. Any bonus awarded for fiscal 2018 will be paid to Dr. Goldberg in accordance with his termination agreement. Additional information regarding Dr. Goldberg’s termination agreement, dated August 14, 2018, is disclosed in “Post-Employment Compensation,” below.

(c)	Dr. Cope separated from the Company effective October 30, 2018 and therefore will not be paid a bonus for fiscal 2018.
(d)	Dr. Rosol commenced employment with the Company effective December 17, 2018. Any bonus awarded for fiscal 2018 will be pro-rated from Dr. Rosol’s effective date of employment.

On February 7, 2019, the Board of Directors determined the amounts to be awarded as 2018 bonuses to all employees, including the Named Executive Officers. The Board of Directors recognized the achievement of all 2018 bonus goals and thus awarded bonuses at 100% of target amounts for all employees.

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

Equity-based compensation is an effective method to align the interests of stockholders and management and focus management’s attention on long-term results. When awarding equity-based compensation the CNG Committee considers the impact the participant can have on our overall performance, strategic direction, financial results and stockholder value. Therefore, equity awards are primarily based upon the participant’s position in the organization, competitive necessity and individual performance. Stock option awards have vesting schedules over several years to promote long-term performance and retention of the recipient, and restricted stock awards may include specific performance criteria for vesting or vest over a specified period of time. We did not grant equity awards to our Named Executive Officers in 2018.

Other Benefits and Perquisites. The Named Executive Officers are generally eligible to participate in other benefit plans on the same terms as other employees. These plans include medical, dental, vision, disability and life insurance benefits, and our 401(k) retirement savings plan (the “401(k) Plan”).

Our paid time off (“PTO”) policy allows employees to carry up to 40 hours of unused PTO time forward to the next fiscal year. Any unused PTO time in excess of the amount eligible for rollover is generally forfeited.

Our Named Executive Officers are considered “key employees” for purposes of Internal Revenue Code (“IRC”) Section 125 Plan non-discrimination testing. Based on such non-discrimination testing, we determined that our Section 125 Plan was “top-heavy” for fiscal 2017. Accordingly, our key employees were ineligible to participate in the Section 125 Plan and were unable to pay their portion of medical, dental, and vision premiums on a pre-tax basis during fiscal 2017. As a result, the Company reimbursed its key employees an amount equal to the lost tax benefit. For fiscal 2018, we have determined that our Section 125 Plan is no longer “top-heavy.” Accordingly, our key employees are eligible to participate in the Section 125 Plan and may pay their portion of medical, dental and vision premiums on a pre-tax basis beginning January 1, 2018.

We pay group life insurance premiums on behalf of all employees, including the Named Executive Officers. The benefit provides life insurance coverage at two times the employee’s annual salary plus $10,000, up to a maximum of $400,000.

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

Employment Agreements

Jed A. Latkin. Mr. Latkin is employed under a 24-month employment agreement effective through September 30, 2020. The employment agreement provides for an annual base salary of $475,000. For the calendar year ending December 31, 2018, the CNG Committee determined that the maximum bonus payment to Mr. Latkin would be $356,250.

Mr. Latkin’s employment agreement also provides for post-employment compensation based on the reason for termination:

●	For Cause – All salary, benefits and other payments shall cease at the time of termination, and the Company shall have no further obligations to Mr. Latkin.

●

Resignation – All salary, benefits and other payments shall cease at the time of termination, and the Company shall have no further obligations to Mr. Latkin, except that the Company shall pay the value of any accrued but unused PTO, and the amount of all accrued but previously unpaid salary through the date of termination.

●

Death – All salary, benefits and other payments shall cease at the time of death, provided, however, that the Company shall pay such other benefits required to be paid or provided to Mr. Latkin’s estate under any plan, program, policy, practice, contract, or arrangement in which Mr. Latkin is eligible to receive such payments or benefits from the Company, for the longer of 12 months or the full unexpired term of the employment agreement. The Company shall also pay to Mr. Latkin’s estate the value of any accrued but unused PTO and the amount of any accrued but previously unpaid salary through the date of death.

●

Disability – All salary, benefits and other payments shall cease at the time of termination due to disability, provided, however, that the Company shall pay such other benefits required to be paid or provided to Mr. Latkin under any plan, program, policy, practice, contract, or arrangement in which Mr. Latkin is eligible to receive such payments or benefits from the Company, for the longer of 12 months or the full unexpired term of the employment agreement. In addition, the Company will pay the balance of Mr. Latkin’s regular salary not replaced by disability insurance coverage for six months following the date of disability. The Company shall also pay to Mr. Latkin the value of any accrued but unused PTO and the amount of any accrued but previously unpaid salary through the date of such termination.

●

Without Cause or by Mr. Latkin for Good Reason – The Company shall pay the value of any accrued but unused PTO, and the amount of all accrued but previously unpaid salary through the date of termination. In addition, the Company will pay a severance equal to base salary in effect at the time of termination during the period of time from the date of termination through the date that is 12 months following termination, plus an additional two months for every fully completed year of employment (the “Severance Period”). The Company will also pay the unpaid bonus, if any, for the year in which the termination occurs, prorated to the date of termination. In addition, certain share options shall vest immediately and shall be exercisable for the Severance Period (but not beyond the original expiration date). The Company will also pay such other benefits required to be paid or provided to Mr. Latkin under any plan, program, policy, practice, contract, or arrangement in which Mr. Latkin is eligible to receive such payments or benefits from the Company, for the duration of the Severance Period.

●	End of Term – The Company shall pay the value of any accrued but unused PTO, and the amount of all accrued but previously unpaid salary through the date of termination.

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

Claudine Bruck, Ph.D. (Chair)
Adam D. Cutler
Y. Michael Rice
S. Kathryn Rouan, Ph.D.

Compensation, Nominating and Governance Committee Interlocks and Insider Participation

The current members of our CNG Committee are: Claudine Bruck, Ph.D. (Chair), Adam D. Cutler, Y. Michael Rice, and S. Kathryn Rouan, Ph.D. None of these individuals were at any time during the fiscal year ended December 31, 2018, or at any other time, an officer or employee of the Company.

No director who served on the CNG Committee during 2018 had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director of the Company or member of the CNG Committee during 2018.

Summary Compensation Table

The following table sets forth certain information concerning the annual and long-term compensation of our Named Executive Officers for the last three fiscal years.

Summary Compensation Table for Fiscal 2018

Named Executive Officer	Year	Salary	Stock Awards	(a) Option Awards	(b) Non-Equity Incentive Plan Compensation	(c) All Other Compensation	Total Compensation
Jed A. Latkin (d)	2018	$362,500	$—	$—	$271,875	$5,500	$639,875
Chief Executive Officer,	2017	316,458	—	125,833	366,653	5,429	814,373
Chief Operating Officer and	2016	163,309	—	39,992	—	—	203,301
Chief Financial Officer

Michael M. Goldberg (e)	2018	$250,000	$—	$—	$225,000	$1,017,722	$1,492,722
President and	2017	427,222	—	—	410,768	8,067	846,057
Chief Executive Officer	2016	83,077	—	—	—	436	83,513

Frederick O. Cope, Ph.D. (f)	2018	$242,409	$—	$—	$—	$5,500	$247,909
Senior Vice President and	2017	279,130	—	—	97,969	6,906	383,732
Chief Scientific Officer	2016	279,130	—	—	54,710	6,735	340,575

Michael S. Rosol, Ph.D. (g)	2018	$8,542	$—	$—	$2,949	$—	$11,491
Chief Medical Officer	2017	—	—	—	—	—	—
	2016	—	—	—	—	—	—

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

●

On February 20, 2018, the Board of Directors determined that fifty percent of the 2017 bonus amount payable would be paid in stock in lieu of cash for all employees except Dr. Goldberg and Mr. Latkin, who will receive one hundred percent of their bonuses in cash, to be paid following achievement of certain additional goals set by the Board. As such, Dr. Cope was awarded 135,694 shares of common stock of the Company valued at $0.36 per share, the closing price of Navidea’s common stock on February 20, 2018. On June 29, 2018, the Board of Directors determined that the remaining fifty percent of the 2017 bonus amount payable would be paid in stock in lieu of cash for all employees except Dr. Goldberg and Mr. Latkin. As such, Dr. Cope was awarded 212,390 shares of common stock of the Company valued at $0.23 per share, the closing price of Navidea’s common stock on June 29, 2018. Since these shares represent incentive compensation earned in 2017, they are reported in this column, and not included in the column “Stock Awards.”

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

(c)	Amount represents additional compensation as disclosed in the All Other Compensation table below.
(d)	Mr. Latkin commenced employment with the Company effective April 21, 2016.
(e)

Dr. Goldberg commenced employment with the Company effective September 22, 2016, and separated from the Company effective August 14, 2018. Additional information regarding Dr. Goldberg’s termination agreement, dated August 14, 2018, is disclosed in “Post-Employment Compensation,” below.

(f)	Dr. Cope separated from the Company effective October 30, 2018.
(g)	Dr. Rosol commenced employment with the Company effective December 17, 2018.

All Other Compensation

The following table describes each component of the amounts shown in the “All Other Compensation” column in the Summary Compensation table above.

All Other Compensation Table for Fiscal 2018

Named Executive Officer	Year	Severance	(a) Reimbursement of Additional Tax Liability Related to Insurance Premiums	(b) 401(k) Plan Employer Matching Contribution	Total All Other Compensation
Jed A. Latkin	2018	$—	$—	$5,500	$5,500
	2017	—	29	5,400	5,429
	2016	—	—	—	—

Michael M. Goldberg, M.D. (c)	2018	$1,012,552	$—	$5,170	$1,017,722
	2017	—	2,667	5,400	8,067
	2016	—	436	—	436

Frederick O. Cope, Ph.D.	2018	$—	$—	$5,500	$5,500
	2017	—	1,506	5,400	6,906
	2016	—	1,435	5,300	6,735

Michael S. Rosol, Ph.D.	2018	$—	$—	$—	$—
	2017	—	—	—	—
	2016	—	—	—	—

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
(c)

Dr. Goldberg separated from the Company effective August 14, 2018.  Severance amount includes $978,000 of severance plus $34,552 representing payment for 16 months of insurance premiums, in accordance with his termination agreement. Additional information regarding Dr. Goldberg’s termination agreement, dated August 14, 2018, is disclosed in “Post-Employment Compensation,” below.

Chief Executive Officer Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and Item 402(u) of Regulation S-K, we are providing the following information with respect to our last completed fiscal year. The pay ratio information provided below is a reasonable estimate calculated in a manner consistent with applicable SEC rules.

For 2018, we calculated (i) the annual total compensation of our Chief Executive Officer, (ii) the median of the annual total compensation of all of our employees other than the Chief Executive Officer, and (iii) the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of all other employees, as follows:

●	The annual total compensation of our CEO, as reported in the Summary Compensation Table, was $639,875;

●	The median of the annual total compensation of all of our employees, excluding the Chief Executive Officer, was $99,308; and

●	The ratio of the annual total compensation of our CEO to the median of the annual total compensation of all other employees was 6.4 to 1.

In determining the pay ratio information provided above, we first identified our median employee for 2018 by using the following methodology:

●	We selected December 31, 2018 as the date upon which we would identify our median employee, and we compiled a list of all full-time, part-time and temporary employees who were employed on that date.

●	We used base pay as a consistently applied compensation measure to identify our median employee from the employees on the list.

Once our median employee was identified in the manner described above, we calculated the annual total compensation of the median employee using the same methodology that we used to determine the annual total compensation of the CEO, as reported in the Summary Compensation Table.

Post-Employment Compensation

The following table sets forth the expected benefit to be received by our Chief Executive Officer in the event of his termination resulting from various scenarios, assuming a termination date of December 31, 2018 and a stock price of $0.10, our closing stock price on December 31, 2018.

Jed A. Latkin

	For Cause	Resignation	Death	Disability	Without Cause	End of Term	Change in Control
Cash payments:
Severance (a)	$—	$—	$—	$—	$633,333	$—	$1,741,667
Accrued bonus (b)	—	—	—	—	271,875	—	271,875
Disability supplement (c)	—	—	—	235,100	—	—	—
Paid time off (d)	9,135	9,135	9,135	9,135	9,135	9,135	9,135
2018 401(k) match (e)	5,500	5,500	5,500	5,500	5,500	5,500	5,500
Continuation of benefits (f)	—	—	960	960	—	—	—
Stock option vesting acceleration (g)	—	—	—	—	—	—	—
Total	$14,635	$14,635	$15,594	$250,694	$919,843	$14,635	$2,028,176

(a)	Severance amounts are pursuant to Mr. Latkin’s employment agreement.
(b)	Amount represents accrued but unpaid bonus as of December 31, 2018.
(c)

During the first 6 months of disability, the Company will supplement disability insurance payments to Mr. Latkin to achieve 100% salary replacement. As of December 31, 2018, the Company’s short-term disability insurance policy pays $100 per week for a maximum of 24 weeks.

(d)	Amount represents the value of 40 hours of accrued but unused vacation time as of December 31, 2018.
(e)	Amount represents the value of 18,795 shares of Company stock which was accrued during 2018 as the Company’s 401(k) matching contribution but was unissued as of December 31, 2018.
(f)	Amount represents 21 months of dental insurance premiums at rates in effect at December 31, 2018.
(g)

Pursuant to Mr. Latkin’s stock option agreements, all unvested stock options outstanding will vest upon termination without cause or a change in control. Amount represents the value of the stock at $0.10, the closing price of the Company’s stock on December 31, 2018, less the exercise price of the options. Amount does not include stock options with an exercise price higher than $0.10, the closing price of the Company’s stock on December 31, 2018.

Michael M. Goldberg, M.D.

Effective August 14, 2018, Dr. Michael Goldberg resigned from his positions as an executive officer and a director of Navidea. In connection with Dr. Goldberg’s resignation, Navidea and Dr. Goldberg entered into the Agreement, with the intent of entering into one or more additional Definitive Agreements, which set forth the terms of his separation from service. The Agreement provides that Dr. Goldberg will be entitled to receive a severance of $978,000 payable in equal installments over two years, along with a one-time payment of approximately $35,000 which represents the cost of continuing his existing health care coverage for a period of 16 months. The Agreement also provides that Dr. Goldberg will be entitled to 23.5 million shares of common stock of Navidea, representing in part payment of accrued bonuses and payment of the balance of the Platinum Note. A portion of the 23.5 million shares to be issued to Dr. Goldberg will be held in escrow for up to 18 months in order to reimburse Navidea in the event that Navidea is obligated to pay any portion of the Platinum Note to a party other than Dr. Goldberg. Further, the Agreement provides that the Company’s subsidiary, MT, will redeem all of Dr. Goldberg’s preferred stock and issue to Dr. Goldberg super voting common stock equal to 5% of the outstanding shares of MT. On November 20, 2018, the Company issued 18.5 million shares of common stock of Navidea to Dr. Goldberg, 5 million of which were placed in escrow in accordance with the Agreement. As of the date of filing of this Annual Report on Form 10-K, the Definitive Agreements have not yet been signed.

On February 20, 2019, Navidea filed a complaint against Dr. Goldberg in the United States District Court for the Southern District of New York, alleging breach of the Agreement, as well as a breach of the covenant of good faith and fair dealing and to obtain a declaratory judgment that Navidea’s performance under the Agreement is excused and that Navidea is entitled to terminate the Agreement as a result of Dr. Goldberg’s actions.

On March 7, 2019, Dr. Goldberg filed a complaint against Navidea and MT in the United States District Court for the Southern District of New York. The Complaint alleges a breach of contract claim against both Navidea and MT for failure to pay to Dr. Goldberg funds allegedly due to him under the Platinum Note. The Complaint further alleges a breach of contract claim against Navidea due to Navidea’s failure to issue 23.5 million shares to Dr. Goldberg, to issue MT Super Voting Common Stock, by removing Dr. Greene from the MT Board of Directors, by appointing Mr. Rice and Dr. Bruck to the MT Board of Directors, and by terminating Dr. Goldberg as CEO of MT.

Tax Consequences

In making compensation decisions in 2017 and prior years, the CNG Committee often sought to structure certain incentive awards with the intention that they would be exempt from the $1 million deduction limit as “qualified performance-based compensation.” However, the committee never adopted a policy that would have required all compensation to be deductible, because the committee wanted to preserve the ability to pay compensation to our executives in appropriate circumstances, even if such compensation would not be deductible under Section 162(m) of the Internal Revenue Code (“Section 162(m)”).

The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, included a number of significant changes to Section 162(m), such as the repeal of the qualified performance-based compensation exemption and the expansion of the definition of “covered employees” (for example, by including the chief financial officer and certain former named executive officers as covered employees). As a result of these changes, except as otherwise provided in the transition relief provisions of the Tax Cuts and Jobs Act, compensation paid to any of our covered employees generally will not be deductible in 2018 or future years, to the extent that it exceeds $1 million.

Grants of Plan-Based Awards

The following table sets forth certain information about plan-based awards that we made to the Named Executive Officers during fiscal 2018. For information about the plans under which these awards were granted, see the discussion under “Short-Term Incentive Compensation” and “Long-Term Incentive Compensation” in the “Compensation Discussion and Analysis” section above.

Grants of Plan-Based Awards Table for Fiscal 2018

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (a)		Estimated Future Payouts Under Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares	All Other Option Awards: Number of Securities Underlying	Exercise Price of Option	Grant Date Fair Value of Stock and Option
Named Executive Officer	Grant Date	Threshold	Maximum	Threshold	Maximum	of Stock	Options	Awards	Awards
Jed A. Latkin	N/A	$—	$271,875	—	—	—	—	$—	$—	(b)

Michael M. Goldberg, M.D.	N/A	$—	$225,000	—	—	—	—	$—	$—	(c)

Frederick O. Cope, Ph.D.	N/A	$—	$—	—	—	—	—	$—	$—	(d)

Michael S. Rosol, Ph.D.	N/A	$—	$2,949	—	—	—	—	—	$—	(e)

(a)

The threshold amount reflects the possibility that no cash bonus awards will be payable. The maximum amount reflects the cash bonus awards payable if the Board of Directors, in their discretion, awards the maximum cash bonus.

(b)

Mr. Latkin was promoted to Chief Executive Officer effective October 1, 2018. The estimated maximum cash bonus payout to Mr. Latkin related to fiscal 2018 has been pro-rated based on the weighted average amount of his base salary during 2018.

(c)

Dr. Goldberg separated from the Company during 2018. Any bonus awarded for fiscal 2018 will be paid to Dr. Goldberg in accordance with his termination agreement.  Additional information regarding Dr. Goldberg’s termination agreement, dated August 14, 2018, is disclosed in “Post-Employment Compensation,” above.

(d)	Dr. Cope separated from the Company during 2018, and as such will not receive a cash bonus related to fiscal 2018.
(e)	The estimated maximum cash bonus payout to Dr. Rosol related to fiscal 2018 has been pro-rated from December 17, 2018, his effective date of employment.

Outstanding Equity Awards

The following table presents certain information concerning outstanding equity awards held by the Named Executive Officers as of December 31, 2018.

Outstanding Equity Awards Table at Fiscal 2018 Year-End

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)						Market Value of Shares of	Equity Incentive Plan Awards
Named Executive Officer	Exercisable	Unexercisable	Option Exercise Price	Option Expiration Date	Note	Number of Shares of Stock that Have Not Vested	Stock that Have Not Vested	Number of Unearned Shares	Market Value of Unearned Shares	Note
Jed A. Latkin	45,000	—	$1.50	4/20/2026	(a)
	20,000	—	$1.00	10/14/2026	(b)
	—	333,334	$0.65	5/4/2027	(c)
	—	333,333	$0.75	5/4/2027	(d)
	—	333,333	$1.00	5/4/2027	(e)

Michael M. Goldberg, M.D. (f)

Frederick O. Cope, Ph.D. (g)

Michael S. Rosol, Ph.D. (h)

(a)	Options were granted 4/20/2016 and vested as to one-sixth on the 20th day of each of the first six months following the date of grant.
(b)	Options were granted 10/14/2016 and vested as to one-half on the 20th day of each of the first two months following the date of grant.
(c)	Options were granted 5/4/2017 and vest 100% when both of the following conditions have been met: May 4, 2017 and a closing market price of the Company’s common stock of at least $0.85.
(d)	Options were granted 5/4/2017 and vest 100% when both of the following conditions have been met: December 31, 2017 and a closing market price of the Company’s common stock of at least $1.00.
(e)	Options were granted 5/4/2017 and vest 100% when both of the following conditions have been met: December 31, 2018 and a closing market price of the Company’s common stock of at least $1.25.
(f)	Dr. Goldberg separated from the Company effective August 14, 2018. Dr. Goldberg did not hold any stock options or restricted stock on the date of separation.
(g)	Dr. Cope separated from the Company effective October 30, 2018. All of Dr. Cope’s unexercised stock options expired on the date of separation.
(h)	Dr. Rosol commenced employment with the Company effective December 17, 2018. As of December 31, 2018, he did not hold any stock options or restricted stock.

Options Exercised and Stock Vested

The following table presents, with respect to the Named Executive Officers, certain information about option exercises and restricted stock vested during fiscal 2018.

Options Exercised and Stock Vested Table for Fiscal 2018

	Option Awards		Stock Awards
Named Executive Officer	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting	Note
Jed. A. Latkin	—	$—	—	$—
Michael M. Goldberg, M.D.	—	$—	—	$—
Frederick O. Cope, Ph.D.	—	$—	—	$—
Michael S. Rosol, Ph.D.	—	$—	—	$—

Compensation of Non-Employee Directors

Each non-employee director received an annual cash retainer of $50,000 during the fiscal year ended December 31, 2018. The Chair of the Company’s Board of Directors received an additional annual retainer of $30,000, the Chair of the Audit Committee received an additional annual retainer of $10,000, and the Chair of the CNG Committee received an additional annual retainer of $7,500 for their services in those capacities during 2018. Non-Chair members of the Audit Committee received an additional annual retainer of $2,500 and non-Chair members of the CNG Committee received an additional annual retainer of $2,500. We also reimbursed non-employee directors for travel expenses for meetings attended during 2018.

Each non-employee director also received 50,000 shares of restricted stock and 50,000 options to purchase stock at $0.75 per share during 2018 as a part of the Company’s annual stock incentive grants, in accordance with the provisions of the Navidea Biopharmaceuticals, Inc. 2014 Stock Incentive Plan, except for Mr. Cutler and Dr. Rouan, who received their 2018 stock incentive grants in January 2019. The restricted stock and stock options granted will vest on the first anniversary of the date of grant.

The aggregate number of equity awards outstanding at February 28, 2019 for each Director is set forth in the footnotes to the beneficial ownership table provided in Part III, Item 12 of this Form 10-K. Directors who are also officers or employees of Navidea do not receive any compensation for their services as directors.

The CNG Committee has noted that the total compensation of our Board of Directors, including cash and equity awards, is at approximately the 50th percentile for our peer group of companies, while the total compensation of our Board Committee members is less than half of the competitive market rate.

The following table sets forth certain information concerning the compensation of non-employee Directors for the fiscal year ended December 31, 2018.

	(a)
	Fees
	Earned or	(b),(c)	(d),(e)
	Paid in	Option	Stock	All Other	Total
Name	Cash	Awards	Awards	Compensation	Compensation
Claudine Bruck, Ph.D. (f)	$47,111	$9,659	$19,150	$—	$75,920
Adam D. Cutler (g)	4,212	—	—	—	4,212
Mark I. Greene, M.D., Ph.D. (h)	36,486	9,226	17,955	—	63,667
Y. Michael Rice	73,750	9,226	17,955	—	100,931
S. Kathryn Rouan, Ph.D. (g)	4,212	—	—	—	4,212
Eric K. Rowinsky, M.D. (i)	45,000	9,226	17,955	—	72,181

(a)

Amount represents fees earned during the fiscal year ended December 31, 2018 (i.e., the year to which the service relates). Quarterly retainers and meeting attendance fees are paid during the quarter following the quarter in which they are earned.

(b)	Amount represents the aggregate grant date fair value in accordance with FASB ASC Topic 718.
(c)

During the year ended December 31, 2018, the non-employee directors were issued an aggregate of 200,000 options to purchase common stock which vest as to 100% of the shares on the first anniversary of the date of grant. At December 31, 2018, the non-employee directors held an aggregate of 150,000 options to purchase common stock. Mr. Rice held 100,000 options, and Dr. Bruck held 50,000 options to purchase shares of common stock.

(d)	Amount represents the aggregate grant date fair value in accordance with FASB ASC Topic 718.
(e)

During the year ended December 31, 2018, the non-employee directors were issued an aggregate of 200,000 shares of restricted stock which vest as to 100% of the shares on the first anniversary of the date of grant. At December 31, 2018, the non-employee directors held an aggregate of 100,000 shares of unvested restricted stock. Mr. Rice and Dr. Bruck each held 50,000 shares of unvested restricted stock.

(f)	Dr. Bruck was appointed to the Board of Directors effective March 15, 2018.
(g)	Mr. Cutler and Dr. Rouan were appointed to the Board of Directors effective December 1, 2018, but did not receive their 2018 stock incentive grants until January 2019.
(h)	Dr. Greene resigned from the Board of Directors effective August 14, 2018. His unvested stock options and restricted stock were forfeited upon his resignation.
(i)

Dr. Rowinsky retired from the Board of Directors effective March 31, 2018. All of his unvested stock options and restricted stock vested upon his retirement, and his stock options are exercisable until June 30, 2019. The Company also paid Dr. Rowinsky Board and committee fees through June 30, 2018 in an aggregate amount of $45,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2018, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Plan Category	(1) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(2) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(3) Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (1))
Equity compensation plans approved by security holders (a)	3,158,169	$1.24	10,293,824
Equity compensation plans not approved by security holders	—	—	—
Total	3,158,169	$1.24	10,293,824

(a)

Our stockholders ratified the 2014 Stock Incentive Plan (the “2014 Plan”) at the 2014 Annual Meeting of Stockholders held on July 17, 2014, and amended the 2014 Plan at the 2018 Annual Meeting of Stockholders held on August 16, 2018. The total number of shares available for awards under the 2014 Plan shall not exceed 15,000,000 shares, plus any shares subject to outstanding awards granted under prior plans and that expire or terminate for any reason. Although instruments are still outstanding under the Fourth Amended and Restated 2002 Stock Incentive Plan (the “2002 Plan”), the plan has expired and no new grants may be made from it. The total number of securities to be issued upon exercise of outstanding options includes 2,454,555 issued under the 2014 Plan and 703,614 issued under the 2002 Plan.

Security Ownership of Principal Stockholders, Directors, Nominees and Executive Officers and Related Stockholder Matters

The following table sets forth, as of February 28, 2019, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the Named Executive Officers (see “Executive Compensation – Summary Compensation Table”), and (iv) our directors and executive officers as a group.

Beneficial Owner	Number of Shares Beneficially Owned (*)		Percent of Class (**)
Claudine Bruck, Ph.D.	100,000	(a)	—	(m)
Frederick O. Cope, Ph.D.	594,649	(b)	—	(m)
Adam D. Cutler	—	(c)	—	(m)
Michael M. Goldberg, M.D.	24,421,023	(d)	12.2%
Jed A. Latkin	127,230	(e)	—	(m)
Y. Michael Rice	200,000	(f)	—	(m)
Michael S. Rosol, Ph.D.	41,667	(g)	—	(m)
S. Kathryn Rouan, Ph.D.	—	(h)	—	(m)
All directors and executive officers as a group (6 persons)	468,897	(i)(n)	—%	(m)
Cardinal Health, Inc.	10,000,000	(j)	5.0%
John K. Scott, Jr.	22,107,207	(k)	11.0%
Platinum-Montaur Life Sciences, LLC	18,329,799	(l)	9.1%

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

(**)	Percent of class is calculated on the basis of the number of shares outstanding on February 28, 2019, plus the number of shares the person has the right to acquire within 60 days of February 28, 2019.
(a)

This amount includes 50,000 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 50,000 shares of unvested restricted stock and 50,000 shares issuable upon exercise of options which are not exercisable within 60 days.

(b)

Dr. Cope separated from the Company effective October 30, 2018. This amount is based on Dr. Cope’s most recent SEC ownership filings as well as the Company’s best knowledge and belief. This amount includes 32,373 shares in Dr. Cope’s account in the 401(k) Plan. All of Dr. Cope’s unexercised stock options expired upon his separation from employment.

(c)	This amount does not include 100,000 shares of unvested restricted stock and 100,000 shares issuable upon exercise of options which are not exercisable within 60 days.
(d)	Dr. Goldberg separated from the Company effective August 14, 2018. This amount is based on Dr. Goldberg’s most recent SEC ownership filings as well as the Company’s best knowledge and belief.
(e)

This amount includes 65,000 shares issuable upon exercise of options which are exercisable within 60 days and 12,071 shares in Mr. Latkin’s account in the 401(k) Plan, but does not include 2,000,000 shares issuable upon exercise of options which are not exercisable within 60 days.

(f)

The amount includes 100,000 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 50,000 shares of unvested restricted stock and 50,000 shares issuable upon exercise of options which are not exercisable within 60 days.

(g)

This amount includes 41,667 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 83,333 shares issuable upon exercise of options which are not exercisable within 60 days.

(h)	This amount does not include 100,000 shares of unvested restricted stock and 100,000 shares issuable upon exercise of options which are not exercisable within 60 days.
(h)	This amount does not include 100,000 shares of unvested restricted stock and 100,000 shares issuable upon exercise of options which are not exercisable within 60 days.
(i)

This amount includes 256,667 shares issuable upon exercise of options which are exercisable within 60 days, and 44,444 shares held in the 401(k) Plan on behalf of certain officers, but it does not include 300,000 shares of unvested restricted stock and 2,100,000 shares issuable upon the exercise of options which are not exercisable within 60 days. The Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, Jed A. Latkin, is the trustee of the Navidea Biopharmaceuticals, Inc. 401(k) Plan and may, as such, share investment power over common stock held in such plan. Mr. Latkin disclaims any beneficial ownership of shares held by the 401(k) Plan. The 401(k) Plan holds an aggregate total of 182,017 shares of common stock.

(j)

The number of shares beneficially owned is based on a Schedule 13G filed by Cardinal Health, Inc. with the SEC on March 13, 2017. This amount includes 10,000,000 shares of common stock issuable upon exercise of Series NN warrants at an exercise price of $1.50 per share. The address of Cardinal Health, Inc. is 7000 Cardinal Place, Dublin, OH 43017.

(k)

The number of shares beneficially owned is based on a Schedule 13G filed by John K. Scott, Jr. with the SEC on September 24, 2018. The address of John K. Scott, Jr. is 5251 DTC Parkway, Suite 285, Greenwood Village, CO 80111.

(l)

The number of shares beneficially owned is based on a Schedule 13D/A filed by Platinum and certain of its affiliates with the SEC on June 28, 2016. This amount includes (i) 13,964,519 shares of our common stock, and (ii) 4,365,280 shares of common stock issuable upon exercise of Series LL warrants (the “Series LL Warrants”) at an exercise price of $0.01 per share. The Series LL Warrants provide that the holder may not exercise any portion of the warrants to the extent that such exercise would result in the holder and its affiliates together beneficially owning more than 9.99% of the outstanding shares of common stock, except on 61 days’ prior written notice to Navidea that the holder waives such limitation (the blocker). The address of Platinum is c/o Otterbourg P.C., 230 Park Avenue, New York, NY 10169.

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

Dr. Michael Goldberg, our former President and Chief Executive Officer, previously managed a portfolio of funds for Platinum-Montaur Life Sciences LLC (“Platinum-Montaur”), an affiliate of Platinum Management (NY) LLC, Platinum Partners Value Arbitrage Fund L.P. (“PPVA”), Platinum Partners Liquid Opportunity Master Fund L.P., Platinum Liquid Opportunity Management (NY) LLC, and Montsant Partners LLC (collectively, “Platinum”), from May 2007 until December 2013. In 2011, he made an initial investment of $1.5 million in PPVA as a passive investor. Dr. Goldberg believes his current investment balance is approximately $1.4 million after giving effect to prior redemptions and reinvestments. Dr. Goldberg was not a member of the management of any of the Platinum entities; rather he solely had control over the trading activities of a portfolio of health care investments from funds allocated to him from the Platinum funds. Dr. Goldberg was responsible for all investments made by Platinum in the Company and for the trading in the Company’s securities up until he joined the Company’s Board of Directors in November 2013, at which time he relinquished all control over the trading of the Company’s securities held by all of the Platinum entities. On December 13, 2013, Dr. Goldberg formally separated from Platinum and had no further role in managing their health care portfolio. As part of his separation from Platinum, Dr. Goldberg entered into a settlement agreement, dated March 28, 2014, and amended on June 11, 2015, with PPVA pursuant to which Dr. Goldberg was entitled to receive a beneficial ownership interest in 15% of (1) all securities held by Platinum at the time of his separation from Platinum which included, without limitation, warrants to purchase the Company’s Common Stock, and (2) the drawn amounts from the Platinum debt facility. In furtherance of the foregoing, on October 17, 2016, Platinum transferred warrants to acquire an aggregate of 5,411,850 shares of our Common Stock to Dr. Goldberg, which warrants were exercised in full by Dr. Goldberg on January 17, 2017 resulting in gross proceeds to the Company of $54,119.

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

On November 2, 2017, Platinum-Montaur commenced an action against the Company in the Supreme Court of the State of New York, County of New York, seeking damages of approximately $1.9 million purportedly due as of March 3, 2017, plus interest accruing thereafter.  The claims asserted were for breach of contract and unjust enrichment in connection with funds received by the Company under the Platinum Loan Agreement.  The action was removed to the United States District Court for the Southern District of New York (the “District Court”) on December 6, 2017.  An initial pretrial conference was held on January 26, 2018 and a follow up status conference was held on March 9, 2018, during which the District Court set a briefing schedule and determined that Navidea’s motion to dismiss was due on April 6, 2018.  The Company filed its motion to dismiss in advance of the filing deadline.  On October 31, 2018, the District Court granted judgment for Navidea and dismissed all claims in the case.  The District Court stated that Platinum-Montaur had no standing to assert any contractual interest in funds that might be due under the Platinum Loan Agreement.  The District Court also disagreed with Platinum-Montaur’s claim of unjust enrichment on similar grounds and found that Platinum-Montaur lacked any sufficient personal stake to maintain claims against Navidea.  The claims against Navidea were dismissed without prejudice on the grounds of lack of standing to pursue the claims asserted.

On November 30, 2018, Platinum-Montaur filed a notice of appeal with the United States Court of Appeals for the Second Circuit (the “Second Circuit”) claiming that the District Court erred in dismissing Platinum-Montaur’s claims for breach of contract and unjust enrichment. On January 22, 2019, Platinum-Montaur filed its brief in the Second Circuit, asking the Second Circuit to reverse the District Court and remand the case to the District Court for further proceedings. On February 26, 2019, the Company filed its brief in the Second Circuit. It is not known at this time whether the Second Circuit will hold oral argument on this matter or when the Second Circuit will render its decision.

Effective August 14, 2018, Dr. Michael Goldberg resigned from his positions as an executive officer and a director of Navidea.  In connection with Dr. Goldberg’s resignation, Navidea and Dr. Goldberg entered into the Agreement, with the intent of entering into one or more additional Definitive Agreements, which set forth the terms of his separation from service. The Agreement provides that Dr. Goldberg will be entitled to receive a severance of $978,000 payable in equal installments over two years, along with a one-time payment of approximately $35,000 which represents the cost of continuing his existing health care coverage for a period of 16 months. The Agreement also provides that Dr. Goldberg will be entitled to 23.5 million shares of common stock of Navidea, representing in part payment of accrued bonuses and payment of the balance of the Platinum Note. A portion of the 23.5 million shares to be issued to Dr. Goldberg will be held in escrow for up to 18 months in order to reimburse Navidea in the event that Navidea is obligated to pay any portion of the Platinum Note to a party other than Dr. Goldberg.  Further, the Agreement provides that the Company’s subsidiary, MT, will redeem all of Dr. Goldberg’s preferred stock and issue to Dr. Goldberg super voting common stock equal to 5% of the outstanding shares of MT. On November 20, 2018, the Company issued 18.5 million shares of common stock of Navidea to Dr. Goldberg, 5 million of which were placed in escrow in accordance with the Agreement. As of the date of filing of this Annual Report on Form 10-K, the Definitive Agreements have not yet been signed.

On February 20, 2019, Navidea filed a complaint against Dr. Goldberg in the United States District Court for the Southern District of New York, alleging breach of the Agreement, as well as a breach of the covenant of good faith and fair dealing and to obtain a declaratory judgment that Navidea’s performance under the Agreement is excused and that Navidea is entitled to terminate the Agreement as a result of Dr. Goldberg’s actions.

On March 7, 2019, Dr. Goldberg filed a complaint against Navidea and MT in the United States District Court for the Southern District of New York. The Complaint alleges a breach of contract claim against both Navidea and MT for failure to pay to Dr. Goldberg funds allegedly due to him under the Platinum Note. The Complaint further alleges a breach of contract claim against Navidea due to Navidea’s failure to issue 23.5 million shares to Dr. Goldberg, to issue MT Super Voting Common Stock, by removing Dr. Greene from the MT Board of Directors, by appointing Mr. Rice and Dr. Bruck to the MT Board of Directors, and by terminating Dr. Goldberg as CEO of MT.

Jed A. Latkin, our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, was an independent consultant that served as a portfolio manager from 2011 through 2015 for two entities, namely Precious Capital and West Ventures, each of which were during that time owned and controlled, respectively, by PPVA and PPCO. Mr. Latkin was party to a consulting agreement with each of Precious Capital and West Ventures pursuant to which, as of April 2015, an aggregate of approximately $13 million was owed to him, which amount was never paid and Mr. Latkin has no information as to the current value. Mr. Latkin’s consulting agreements were terminated upon his ceasing to be an independent consultant in April 2015 with such entities. During his consultancy, Mr. Latkin was granted a .5% ownership interest in each of Precious Capital and West Ventures, however, to his knowledge he no longer owns such interests. In addition, PPVA owes Mr. Latkin $350,000 for unpaid consulting fees earned and expenses accrued in 2015 in respect of multiple consulting roles with them. Except as set forth above, Mr. Latkin has no other past or present affiliations with Platinum.

Dr. Eric Rowinsky, our former Chairman, was recommended for appointment to the Company’s Board of Directors by Dr. Goldberg at a time when Dr. Goldberg was affiliated with Platinum and was subsequently elected by the Company’s stockholders to continue to serve as an independent director. At no time has Dr. Rowinsky been affiliated, or in any way related to, any of the Platinum entities. Dr. Rowinsky retired from the Company’s Board of Directors effective March 31, 2018.

In March 2015, MT, our previously wholly-owned subsidiary, entered into a Securities Purchase Agreement to sell up to 50 shares of its Series A Convertible Preferred Stock (“MT Preferred Stock”) and warrants to purchase up to 1,500 common shares of MT (“MT Common Stock”) to Platinum and Dr. Michael Goldberg (collectively, the “MT Investors”) for a purchase price of $50,000 per unit. A unit consisted of one share of MT Preferred Stock and 30 warrants to purchase MT Common Stock. Under the agreement, 40% of the MT Preferred Stock and warrants are committed to be purchased by Dr. Goldberg, and the balance by Platinum. The full 50 shares of MT Preferred Stock and warrants to be sold under the agreement are convertible into, and exercisable for, MT Common Stock representing an aggregate 1% interest on a fully converted and exercised basis. Navidea owns the remainder of the MT Common Stock. On March 11, 2015, definitive agreements with the MT Investors were signed for the sale of the first tranche of 10 shares of MT Preferred Stock and warrants to purchase 300 shares of MT Common Stock to the MT Investors, with gross proceeds to MT of $500,000.

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

During 2018, the largest aggregate amount of principal outstanding under the Platinum credit facility was $2.2 million, and as of December 31, 2018, the amount of principal outstanding was $0.

Director Independence

Our Board of Directors has adopted the definition of “independence” as described under the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) Section 301, Rule 10A-3 under the Exchange Act and Section 803A of the NYSE American Company Guide. Our Board of Directors has determined that Drs. Bruck and Rouan, and Messrs. Cutler and Rice, meet the independence requirements. The Board had also concluded that Drs. Greene and Rowinsky were independent during the time each served as a director until their departure in 2018.

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed and expected to be billed for professional services rendered by Marcum LLP, primarily related to the audit of the Company’s annual consolidated financial statements for the 2018 fiscal year and the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the 2018 fiscal year were $275,850 (including direct engagement expenses).

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

Audit-Related Fees. No fees were billed by Marcum LLP for audit-related services for the 2018 or 2017 fiscal years.

Tax Fees. No fees were billed by Marcum LLP for tax-related services for the 2018 or 2017 fiscal years.

All Other Fees. No fees were billed by Marcum LLP for services other than the audit, audit-related and tax services for the 2018 or 2017 fiscal years.

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

10.4

Loan Agreement, dated July 25, 2012, between the Company and Platinum-Montaur Life Sciences LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 31, 2012).

10.5

Promissory Note, dated July 25, 2012, made by Navidea Biopharmaceuticals, Inc. in favor of Platinum-Montaur Life Sciences LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 31, 2012).

10.6

Amendment to Loan Agreement, dated June 25, 2013, between Navidea Biopharmaceuticals, Inc. and Platinum-Montaur Life Sciences LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed June 28, 2013).

10.7

Amended and Restated Promissory Note, dated June 25, 2013, made by Navidea Biopharmaceuticals, Inc. in favor of Platinum-Montaur Life Sciences LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A filed June 28, 2013).

10.8

Series HH Warrant to purchase common stock of Navidea Biopharmaceuticals, Inc. issued to GE Capital Equity Investments, Inc., dated June 25, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed June 28, 2013).

10.9

Series HH Warrant to purchase common stock of Navidea Biopharmaceuticals, Inc. issued to MidCap Financial SBIC, LP, dated June 25, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed June 28, 2013).

10.10

Office Lease, dated August 29, 2013, by and between Navidea Biopharmaceuticals, Inc. and BRE/COH OH LLC (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the U.S. Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 5, 2013).

10.11

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

Exhibit Number	Exhibit Description

10.12

Director Agreement, dated November 13, 2013, by and between Navidea Biopharmaceuticals, Inc. and Michael M. Goldberg, M.D. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 19, 2013).

10.13

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

10.16

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

10.17

License Agreement, dated July 14, 2014, between the Company and the Regents of the University of California (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the U.S. Securities and Exchange Commission) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed August 11, 2014).

10.18

Navidea Biopharmaceuticals, Inc. 2014 Stock Incentive Plan, adopted July 17, 2014 and amended March 3, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 11, 2015). ^

10.19

Form of Stock Option Agreement under the Navidea Biopharmaceuticals, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 10, 2014). ^

10.20

Form of Restricted Stock Award and Agreement under the Navidea Biopharmaceuticals, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 10, 2014). ^

10.21

Securities Exchange Agreement, dated November 12, 2014, by and between Navidea Biopharmaceuticals, Inc. and Platinum Partners Value Arbitrage Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 13, 2014).

10.22	Employment Agreement between the Company and Thomas J. Klima, dated January 1, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2015).^

10.23

Securities Exchange Agreement dated as of March 11, 2015 among Macrophage Therapeutics, Inc., Platinum-Montaur Life Sciences, LLC and Michael Goldberg, M.D. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 11, 2015).

10.24

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

10.25

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

10.26

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

Exhibit Number	Exhibit Description

10.27

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

10.28

Third Amendment to Loan Agreement, dated as of May 8, 2015, by and between Navidea Biopharmaceuticals, Inc, as borrower, and Platinum-Montaur Life Sciences, LLC, as lender (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 15, 2015).

10.29

Third Amended and Restated Promissory Note, dated May 8, 2015, made by Navidea Biopharmaceuticals, Inc. in favor of Platinum-Montaur Life Sciences LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 15, 2015).

10.30

Securities Exchange Agreement, dated as of August 20, 2015, among the Company, Montsant Partners LLC and Platinum Partners Value Arbitrage Fund, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 26, 2015).

10.31

Form of Series LL Warrant issued to Montsant Partners LLC and Platinum Partners Value Arbitrage Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 26, 2015).

10.32

Amendment 1 to Term Loan Agreement by and among Navidea Biopharmaceuticals, Inc., as borrower, and Capital Royalty Partners II L.P., Capital Royalty Partners II – Parallel Fund “A” L.P. and Parallel Investment Opportunities Partners II L.P., as lenders, dated as of December 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 11, 2016).

10.33

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

10.34

Director Agreement, dated March 15, 2016, by and between Navidea Biopharmaceuticals, Inc. and Mark I. Greene, M.D., Ph.D., FRCP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 29, 2016).

10.35	Form of Director Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 10, 2016).

10.36

Employment Agreement, dated May 9, 2016 and effective as of April 21, 2016, between Navidea Biopharmaceuticals, Inc. and Jed A. Latkin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed May 10, 2016). ^

10.37

Settlement Agreement, dated June 16, 2016, by and among Navidea Biopharmaceuticals, Inc., Platinum Partners Value Arbitrage Fund, L.P. and Platinum-Montaur Life Sciences, LLC, Cody Christopherson, and Hunter & Kmiec (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 29, 2016).

10.38

Employment Agreement, dated September 22, 2016, between Navidea Biopharmaceuticals, Inc. and Michael M. Goldberg, M.D. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 27, 2016). ^

10.39

Asset Purchase Agreement, dated November 23, 2016, between Navidea Biopharmaceuticals, Inc. and Cardinal Health 414, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 30, 2016).

10.40

Global Settlement Agreement dated March 3, 2017, by and among Navidea Biopharmaceuticals, Inc., Cardinal Health 414, LLC, Macrophage Therapeutics, Inc., Capital Royalty Partners II L.P., Capital Royalty Partners II (Cayman), L.P., Capital Royalty Partners II – Parallel Fund “A” L.P., Parallel Investment Opportunities Partners II L.P. and Capital Royalty Partners II – Parallel Fund “B” (Cayman) L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 9, 2017).

10.41

License-Back Agreement, dated March 3, 2017, between Navidea Biopharmaceuticals, Inc. and Cardinal Health 414, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 9, 2017).

Exhibit Number	Exhibit Description

10.42	Warrant, dated March 3, 2017, issued to Cardinal Health 414, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 9, 2017).

10.43

Warrant, dated March 3, 2017, issued to The Regents of the University of California (San Diego) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 9, 2017).

10.44

Amended and Restated License Agreement, dated March 3, 2017, between Navidea Biopharmaceuticals, Inc. and The Regents of the University of California (San Diego) (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed March 9, 2017).

10.45

Employment Agreement, dated May 4, 2017, between Navidea Biopharmaceuticals, Inc. and Jed A. Latkin (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2017).^

10.46

Amendment to Asset Purchase Agreement dated April 2, 2018, between Navidea Biopharmaceuticals, Inc. and Cardinal Health 414, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2018).

10.47

Agreement dated August 14, 2018, by and among Navidea Biopharmaceuticals, Inc., Macrophage Therapeutics, Inc. and Michael M. Goldberg, M.D. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2018).

10.48

Stock Purchase Agreement dated September 13, 2018, by and between Navidea Biopharmaceuticals, Inc. and John K. Scott, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2018).

10.49

Employment Agreement, effective October 1, 2018, by and between Navidea Biopharmaceuticals, Inc. and Jed A. Latkin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 5, 2018).^

10.50

Navidea Biopharmaceuticals, Inc. 2014 Stock Incentive Plan (as amended and restated on August 16, 2018) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 21, 2018).

21.1	Subsidiaries of the registrant.*

23.1	Consent of Marcum LLP.*

24.1	Power of Attorney.*

31.1	Certification of Chief Executive Officer, Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1

Certification of Chief Executive Officer, Chief Operating Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

^	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2019
NAVIDEA BIOPHARMACEUTICALS, INC.
(the Company)

	By:	/s/ Jed A. Latkin
Jed A. Latkin
Chief Executive Officer, Chief Operating Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jed A. Latkin*	Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, Director (principal executive officer, principal financial officer and principal accounting officer)	March 15, 2019
Jed A. Latkin

/s/ Y. Michael Rice*	Chairman, Director	March 15, 2019
Y. Michael Rice

/s/ Claudine Bruck*	Director	March 15, 2019
Claudine Bruck, Ph.D.

/s/ Adam D. Cutler*	Director	March 15, 2019
Adam D. Cutler

/s/ S. Kathryn Rouan*	Director	March 15, 2019
S. Kathryn Rouan, Ph.D.

*By:	/s/ Jed A. Latkin
Jed A. Latkin, Attorney-in-fact

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

NAVIDEA BIOPHARMACEUTICALS, INC.

FORM 10-K ANNUAL REPORT

As of December 31, 2018 and 2017

and for Each of the

Two Years in the Period Ended

December 31, 2018

FINANCIAL STATEMENTS

NAVIDEA BIOPHARMACEUTICALS, INC. and SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Navidea Biopharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Navidea Biopharmaceuticals, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New Haven, CT

March 15, 2019

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$3,475,881	$2,795,006
Available-for-sale securities	799,270	1,797,604
Accounts and other receivables	21,151	8,137,872
Prepaid expenses and other	1,299,454	1,101,923
Total current assets	5,595,756	13,832,405
Property and equipment	1,251,185	1,206,058
Less accumulated depreciation and amortization	1,089,013	969,357
Property and equipment, net	162,172	236,701
License agreements, patents and trademarks	480,404	480,404
Less accumulated amortization	51,912	22,248
License agreements, patents and trademarks, net	428,492	458,156
Guaranteed earnout receivable	—	4,809,376
Other assets	835,107	1,444,798
Total assets	$7,021,527	$20,781,436
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$424,718	$855,043
Accrued liabilities and other	2,517,047	1,857,848
Notes payable	316,074	2,353,639
Terminated lease liability, current	120,679	107,215
Accrued loss for CRG litigation	—	2,887,566
Liabilities associated with discontinued operations, current	—	7,092
Total current liabilities	3,378,518	8,068,403
Terminated lease liability	468,494	588,092
Deferred revenue	700,000	11,024
Other liabilities	64,055	65,587
Total liabilities	4,611,067	8,733,106
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2018 and 2017	—	—
Common stock; $.001 par value; 300,000,000 shares authorized; 200,390,700 and 162,206,646 shares issued and outstanding at December 31, 2018 and 2017, respectively	200,391	162,207
Additional paid-in capital	338,265,383	331,128,787
Accumulated deficit	(336,722,905)	(319,908,968)
Accumulated other comprehensive loss	(730)	(2,396)
Total Navidea stockholders' equity	1,742,139	11,379,630
Noncontrolling interest	668,321	668,700
Total stockholders’ equity	2,410,460	12,048,330
Total liabilities and stockholders’ equity	$7,021,527	$20,781,436

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2018	2017
Revenue:
Royalty revenue	$15,347	$9,126
License revenue	307,174	100,000
Grant and other revenue	846,830	1,701,311
Total revenue	1,169,351	1,810,437
Cost of revenue	96,636	3,651
Gross profit	1,072,715	1,806,786
Operating expenses:
Research and development	4,221,881	4,513,842
Selling, general and administrative	7,698,135	11,169,951
Total operating expenses	11,920,016	15,683,793
Loss from operations	(10,847,301)	(13,877,007)
Other expense:
Interest (expense) income, net	(30,799)	168,971
Change in fair value of financial instruments	—	153,357
Loss on extinguishment of debt	(5,291,616)	(4,201,668)
Other income (expense), net	1,145	(33,339)
Total other expense, net	(5,321,270)	(3,912,679)
Loss before income taxes	(16,168,571)	(17,789,686)
Benefit from income taxes	9,753	4,062,489
Loss from continuing operations	(16,158,818)	(13,727,197)
Discontinued operations, net of tax effect:
Income (loss) from discontinued operations	1,449	(490,758)
Gain on sale	43,053	89,163,811
Net (loss) income	(16,114,316)	74,945,856
Less loss attributable to noncontrolling interest	(379)	(210)
Net (loss) income attributable to common stockholders	$(16,113,937)	$74,946,066
(Loss) income per common share (basic):
Continuing operations	$(0.09)	$(0.08)
Discontinued operations	$—	$0.55
Attributable to common stockholders	$(0.09)	$0.47
Weighted average shares outstanding (basic)	170,535,343	161,592,569
(Loss) income per common share (diluted):
Continuing operations	$(0.09)	$(0.08)
Discontinued operations	$—	$0.53
Attributable to common stockholders	$(0.09)	$0.45
Weighted average shares outstanding (diluted)	170,535,343	166,016,458

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

	Years Ended December 31,
	2018	2017
Net (loss) income	$(16,114,316)	$74,945,856
Unrealized gain (loss) on available-for-sale securities	1,666	(2,396)
Comprehensive (loss) income	$(16,112,650)	$74,943,460

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ (Deficit) Equity

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Compre-hensive	Non- controlling	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
Balance, January 1, 2017	155,762,729	$155,763	$326,564,148	$(394,855,034)	$—	$468,910	$(67,666,213)
Issued stock in payment of Board retainers	16,406	17	10,483	—	—	—	10,500
Issued stock in payment of employee bonuses	710,353	710	368,632	—	—	—	369,342
Issued stock upon exercise of warrants	5,411,850	5,412	48,707	—	—	—	54,119
Issued warrants in connection with Asset Sale			3,337,187	—	—	—	3,337,187
Issued warrants for extension of license agreement			333,719	—	—	—	333,719
Issued stock to 401(k) plan	105,308	105	53,602	—	—	—	53,707
Issued restricted stock	200,000	200		—	—	—	200
Canceled forfeited restricted stock	(50,000)	(50)	50	—	—	—	—
Issued stock upon exercise of stock options	50,000	50	18,050	—	—	—	18,100
Stock compensation expense	—	—	394,209	—	—	—	394,209
Comprehensive income (loss):
Net income	—	—	—	74,946,066	—	(210)	74,945,856
Unrealized loss on available-for-sale securities	—	—	—	—	(2,396)	—	(2,396)
Total comprehensive income	—	—	—	—	—	—	74,943,460
Reclassification of funds invested (Note 10)	—	—	—	—	—	200,000	200,000
Balance, December 31, 2017	162,206,646	$162,207	$331,128,787	$(319,908,968)	$(2,396)	$668,700	$12,048,330
Impact of adoption of ASC Topic 606	—	—	—	(700,000)	—	—	(700,000)
Issued stock in payment of employee bonuses	1,118,760	1,118	315,784	—	—	—	316,902
Issued restricted stock	200,000	200	—	—	—	—	200
Cancelled forfeited restricted stock	(50,000)	(50)	50	—	—	—	—
Issued stock to 401(k) plan	94,684	95	35,885	—	—	—	35,980
Issued stock pursuant to private placement	18,320,610	18,321	2,981,679	—	—	—	3,000,000
Issued stock pursuant to termination agreement	18,500,000	18,500	3,496,500	—	—	—	3,515,000
Stock compensation expense	—	—	306,698	—	—	—	306,698
Comprehensive loss:
Net loss	—	—	—	(16,113,937)	—	(379)	(16,114,316)
Unrealized gain on available-for-sale securities	—	—	—	—	1,666	—	1,666
Total comprehensive loss	—	—	—	—	—	—	(16,112,650)
Balance, December 31, 2018	200,390,700	$200,391	$338,265,383	$(336,722,905)	$(730)	$668,321	$2,410,460

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(16,114,316)	$74,945,856
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	120,721	232,339
Amortization of patents, trademarks and license agreements	29,664	22,248
Loss on disposal and abandonment of assets	—	807,241
Gain on forgiveness of accounts payable	—	(212,656)
Compounded interest on long term debt	153,390	265,196
Stock compensation expense	306,698	394,209
Change in fair value of financial instruments	—	(153,357)
Loss on extinguishment of debt	5,291,616	4,201,668
Issued warrants in connection with Asset Sale	—	3,337,187
Value of stock issued to directors	—	10,500
Value of stock issued to employees	616,902	369,342
Value of stock issued to 401(k) plan for employer matching contributions	35,980	53,707
Changes in operating assets and liabilities:
Accounts and other receivables	12,926,097	(11,145,238)
Inventory	—	1,470,826
Prepaid expenses and other assets	805,597	(934,536)
Accounts payable	(430,325)	(6,017,775)
Accrued liabilities and other liabilities	548,453	(6,248,179)
Deferred revenue	(15,037)	(2,315,037)
Net cash provided by operating activities	4,275,440	59,083,541
Cash flows from investing activities:
Purchases of available-for-sale securities	(600,000)	(2,200,000)
Proceeds from sales of available-for-sale securities	200,000	—
Maturities of available-for-sale securities	1,400,000	400,000
Purchases of equipment	(46,192)	(33,690)
Net cash provided by (used in) investing activities	953,808	(1,833,690)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	3,000,200	72,419
Payment of debt-related costs	(7,153,000)	(1,314,102)
Principal payments on notes payable	(395,573)	(59,753,740)
Net cash used in financing activities	(4,548,373)	(60,995,423)
Net increase (decrease) in cash	680,875	(3,745,572)
Cash and cash equivalents, beginning of period	2,795,006	6,540,578
Cash and cash equivalents, end of period	$3,475,881	$2,795,006

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

On March 3, 2017, pursuant to an Asset Purchase Agreement dated November 23, 2016, the Company completed its previously announced sale to Cardinal Health 414 of its assets used, held for use, or intended to be used in operating its business of developing, manufacturing and commercializing a product used for lymphatic mapping, lymph node biopsy, and the diagnosis of metastatic spread to lymph nodes for staging of cancer, including the Company’s radioactive diagnostic agent marketed under the Lymphoseek® trademark for current approved indications by the FDA and similar indications approved by the FDA in the future, in Canada, Mexico and the United States (giving effect to the License-Back described below and excluding certain assets specifically retained by the Company). Such assets sold in the Asset Sale consist primarily of, without limitation, (i) intellectual property used in or reasonably necessary for the conduct of the Business, (ii) inventory of, and customer, distribution, and product manufacturing agreements related to, the Business, (iii) all product registrations related to the Product, including the new drug application approved by the FDA for the Product and all regulatory submissions in the United States that have been made with respect to the Product and all Health Canada regulatory submissions and, in each case, all files and records related thereto, (iv) all related clinical trials and clinical trial authorizations and all files and records related thereto, and (v) all right, title and interest in and to the Product, as specified in the Purchase Agreement. Upon closing of the Asset Sale, the Supply and Distribution Agreement, dated November 15, 2007, as amended, between Cardinal Health 414 and the Company was terminated and, as a result, the provisions thereof are of no further force or effect.

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

In January 2015, MT, a majority-owned subsidiary, was formed specifically to explore immuno-therapeutic applications for the Manocept platform.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

(1)

Cash and cash equivalents, available-for-sale securities, accounts and other receivables, and accounts payable: The carrying amounts approximate fair value because of the short maturity of these instruments.

(2)

Notes payable: The carrying value of our debt at December 31, 2018 and 2017 primarily consisted of the face amount of the notes plus accrued interest. At December 31, 2018, the fair value of our notes payable was approximately $316,000, equal to the carrying value of $316,000. At December 31, 2017, the fair value of our notes payable was approximately $2.4 million, equal to the carrying value of $2.4 million. See Notes 5 and 12.

(3)

Derivative liabilities: Derivative liabilities are related to certain outstanding warrants which are recorded at fair value. Derivative liabilities totaling $63,000 as of December 31, 2018 and 2017 were included in other liabilities on the consolidated balance sheets. The assumptions used to calculate fair value as of December 31, 2018 and 2017 included volatility, a risk-free rate and expected dividends. In addition, we considered non-performance risk and determined that such risk is minimal. Unrealized gains and losses on the derivatives are classified in other expenses as a change in the fair value of financial instruments in the statements of operations. See Note 5.

(4)

Warrants: In March 2017, in connection with the Asset Sale, the Company granted to each of Cardinal Health 414 and UCSD, a five-year warrant to purchase up to 10 million shares and 1 million shares, respectively, of the Company’s common stock at an exercise price of $1.50 per share, each of which warrant is subject to anti-dilution and other customary terms and conditions (the “Series NN warrants”). The assumptions used to calculate fair value at the date of issuance included volatility, a risk-free rate and expected dividends. The Series NN warrants granted to Cardinal Health 414 had an estimated fair value of $3.3 million, which was recorded as a reduction of the gain on sale in the consolidated statement of operations for the year ended December 31, 2017. The Series NN warrants granted to UCSD had an estimated fair value of $334,000, which was recorded as an intangible asset related to the UCSD license in the consolidated balance sheet at the time of issuance. See Note 16(b).

e.

Stock-Based Compensation: At December 31, 2018, we had instruments outstanding under two stock-based compensation plans; the Fourth Amended and Restated 2002 Stock Incentive Plan (the “2002 Plan”) and the Amended and Restated 2014 Stock Incentive Plan (the “2014 Plan”). Currently, under the 2014 Plan, we may grant incentive stock options, nonqualified stock options, and restricted stock awards to full-time employees and directors, and nonqualified stock options and restricted stock awards may be granted to our consultants and agents. Total shares authorized under each plan are 12 million shares and 15 million shares, respectively. Although instruments are still outstanding under the 2002 Plan, the plan has expired and no new grants may be made from it. Under both plans, the exercise price of each option is greater than or equal to the closing market price of our common stock on the date of the grant.

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

Stock-based payments to employees and directors, including grants of stock options, are recognized in the consolidated statement of operations based on their estimated fair values. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option pricing model. Expected volatilities are based on the Company’s historical volatility, which management believes represents the most accurate basis for estimating expected future volatility under the current circumstances. Navidea uses historical data to estimate forfeiture rates. The expected term of stock options granted is based on the vesting period and the contractual life of the options. The risk-free rate is based on the U.S. Treasury yield in effect at the time of the grant. The assumptions used to calculate the fair value of stock option awards granted during the years ended December 31, 2018 and 2017 are noted in the following table:

	2018			2017
Expected volatility	64%	-	76%	66%	-	79%
Weighted-average volatility	69%			75%
Expected dividends	—			—
Expected term (in years)	5.5	-	6.0	5.0	-	6.0
Risk-free rate	2.6%	-	2.7%	1.8%	-	2.1%

The portion of the fair value of stock-based awards that is ultimately expected to vest is recognized as compensation expense over either (1) the requisite service period or (2) the estimated performance period. Restricted stock awards are valued based on the closing stock price on the date of grant and amortized ratably over the estimated life of the award. Restricted stock may vest based on the passage of time, or upon occurrence of a specific event or achievement of goals as defined in the grant agreements. In such cases, we record compensation expense related to grants of restricted stock based on management’s estimates of the probable dates of the vesting events. Stock-based awards that do not vest because the requisite service period is not met prior to termination result in reversal of previously recognized compensation cost. See Note 6.

f.

Cash and Cash Equivalents: Cash equivalents are highly liquid instruments such as U.S. Treasury bills, bank certificates of deposit, corporate commercial paper and money market funds which have maturities of less than three months from the date of purchase.

g.

Available-for-Sale Securities: Available-for-sale securities are liquid instruments such as U.S. Treasury bills, bank certificates of deposit, corporate commercial paper and money market funds which have maturities of three months or more from the date of purchase.

h.

Accounts and Other Receivables: Accounts and other receivables are recorded net of an allowance for doubtful accounts. We estimate an allowance for doubtful accounts based on a review and assessment of specific accounts and other receivables and write off accounts against the allowance account when deemed uncollectible.  See Note 8.

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

j.

Intangible Assets: Intangible assets consist primarily of license agreements. Intangible assets are stated at cost, less accumulated amortization. License agreements and patent costs are amortized using the straight-line method over the estimated useful lives of the license agreements and patents of approximately 5 to 15 years. Patent application costs are deferred pending the outcome of patent applications. Costs associated with unsuccessful patent applications and abandoned intellectual property are expensed when determined to have no recoverable value. We evaluate the potential alternative uses of all intangible assets, as well as the recoverability of the carrying values of intangible assets, on a recurring basis.

k.

Impairment or Disposal of Long-Lived Assets: Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment was recognized during the years ended December 31, 2018 or 2017. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

l.

Leases: Leases are categorized as either operating or capital leases at inception. Operating lease costs are recognized on a straight-line basis over the term of the lease. An asset and a corresponding liability for the capital lease obligation are established for the cost of capital leases. The capital lease obligation is amortized over the life of the lease. See Note 14.

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

p.

Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to the uncertainty surrounding the realization of the deferred tax assets in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance at December 31, 2018 and 2017.

Current accounting standards include guidance on the accounting for uncertainty in income taxes recognized in the financial statements. Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility. As a result, no liability for uncertain tax positions was recorded as of December 31, 2018 or 2017 and we do not expect any significant changes in the next twelve months. Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense. As of December 31, 2018, tax years 2015-2018 remained subject to examination by federal and state tax authorities. See Note 17.

q.

Recently Adopted Accounting Standards: In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process that requires companies to exercise more judgment and make more estimates than under the previous guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. Since the issuance of ASU 2014-09, several additional ASUs have been issued and incorporated within Topic 606 to clarify various elements of the guidance. We adopted ASU 2014-09, along with additional related ASUs 2016-08, 2016-10, 2016-12 and 2016-20, effective January 1, 2018, using the modified retrospective method of adoption. The adoption of ASU 2014-09 and related ASUs resulted in increases in deferred revenue and a corresponding offset to accumulated deficit of $700,000. See Note 4.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows – Restricted Cash. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash or equivalents. Therefore, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts ASU 2016-18 in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. We adopted ASU 2016-18 effective January 1, 2018. The adoption of ASU 2016-18 resulted in reclassification of $5.0 million of restricted cash in the consolidated statement of cash flows for the year ended December 31, 2017.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business. ASU 2017-01 provides a screen to determine when a set of assets and activities (collectively, a “set”) is not a business. The screen requires that when substantially all of the fair market value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen is not met, ASU 2017-01 (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output, and (2) removes the evaluation of whether a market participant could replace missing elements. ASU 2017-01 is effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those periods. ASU 2017-01 should be applied prospectively on or after the effective date. No disclosures are required at transition. Early adoption is permitted for certain transactions as described in ASU 2017-01. We adopted ASU 2017-01 effective January 1, 2018. The adoption of ASU 2017-01 did not have a material effect on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless all of the following criteria are met: (1) The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. Disclosure requirements remain unchanged. ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted as described in ASU 2017-09. We adopted ASU 2017-09 effective January 1, 2018. The adoption of ASU 2017-09 did not have a material effect on our consolidated financial statements.

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

r.

Recently Issued Accounting Standards: In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We have completed our assessment of the impact of adopting ASU 2016-02, and expect the adoption of ASU 2016-02 to result in an increase in right-of-use assets and related liabilities of approximately $286,000 on our balance sheet related to our leases that are currently classified as operating leases, primarily for office space.

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

The Company is engaged in ongoing litigation with CRG, and is currently pursuing recovery of $4.1 million and other damages. The Company was also engaged in litigation with Platinum-Montaur, an affiliate of Platinum, in which Platinum-Montaur was seeking damages of approximately $1.9 million plus interest.  On October 31, 2018, the Court granted judgment for Navidea and dismissed all claims in the Platinum-Montaur case. See Notes 12 and 15.

Effective August 14, 2018, Dr. Michael Goldberg resigned as the Chief Executive Officer and President, and from the Board of Directors, of the Company. In connection with Dr. Goldberg’s resignation, Navidea and Dr. Goldberg entered into an agreement (the “Agreement”), with the intent of entering into one or more additional definitive agreements (the “Definitive Agreements”), that set forth the terms of the separation from service. The Agreement provides that Dr. Goldberg will be entitled to receive a severance of $978,000 payable in equal installments over two years, along with a one-time payment of approximately $35,000, which represents the cost of continuing his existing health care coverage for a period of 16 months. The Agreement also provides that Dr. Goldberg is entitled to 23.5 million shares of common stock of Navidea, representing in part payment of accrued bonuses and payment of the balance of the Platinum Note. On November 20, 2018, the Company issued 18.5 million shares of common stock of Navidea to Dr. Goldberg, 5.0 million of which were placed in escrow in accordance with the Agreement.  See Note 15.

On September 13, 2018, the Company entered into a Stock Purchase Agreement with an investor, pursuant to which the Company issued 18,320,610 shares of the Company’s common stock in exchange for $3.0 million in cash (the “Private Placement”). The Company plans to use the proceeds from the Private Placement for general working capital purposes, including, without limitation, research and development, and other operating expenses. See Note 16(a).

The Company is currently engaged in litigation with CRG and Dr. Goldberg.  In addition, the Company has experienced recurring net losses and has used significant cash to fund its operations. The Company has considerable discretion over the extent of development project expenditures and have the ability to curtail the related cash flows as needed. The Company also has funds remaining under outstanding grant awards, and continues working to establish new sources of funding, including collaborations, potential equity investments, and additional grant funding that can augment the balance sheet. However, based on our current working capital and our projected cash burn, and without definitive agreements in place for additional funding, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months following the issuance of this Annual Report on Form 10-K.

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

We recorded a net gain on the sale of the Business of $89.2 million for the year ended December 31, 2017, including $16.5 million in guaranteed consideration, which was discounted to the present value of future cash flows. The proceeds were offset by $3.3 million in estimated fair value of warrants issued to Cardinal Health 414, $2.0 million in legal and other fees related to the sale, $800,000 in net balance sheet dispositions and write-offs, and $4.1 million in estimated taxes. The guaranteed consideration was recorded as a receivable, and quarterly payments were deducted from the balance of such receivable as they were received. We recorded an additional gain related to the Amendment to the Asset Purchase Agreement of $43,000 for the year ended December 31, 2018, which resulted from $54,000 of additional consideration, offset by $11,000 in estimated taxes.

As a result of the Asset Sale, we reclassified certain assets and liabilities as assets and liabilities associated with discontinued operations. The following liabilities have been segregated and included in liabilities associated with discontinued operations, as appropriate, in the consolidated balance sheets:

	December 31, 2018	December 31, 2017
Accrued liabilities	$—	$7,092
Liabilities associated with discontinued operations, current	$—	$7,092

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

	Years Ended December 31,
	2018	2017
Lymphoseek sales revenue	$—	$2,917,213
Cost of goods sold	—	364,192
Gross profit	—	2,553,021
Operating expenses:
Research and development	(1,835)	383,446
Selling, general and administrative	—	961,873
Total operating expenses	(1,835)	1,345,319
Income from discontinued operations	1,835	1,207,702
Interest expense	—	(1,706,491)
Income (loss) before income taxes	1,835	(498,789)
(Provision for) benefit from income taxes	(385)	8,031
Income (loss) from discontinued operations	$1,450	$(490,758)

4.	Revenue from Contracts with Customers

The Company adopted ASU 2014-09, along with all subsequent related ASUs impacting revenue from contracts with customers (collectively, “the new revenue recognition standard”), effective January 1, 2018, using the modified retrospective method of adoption. The Company has applied the new revenue recognition standard for the year ended December 31, 2018 with the cumulative effect of initially applying the new accounting recognized on January 1, 2018 as an adjustment to opening accumulated deficit. This adjustment reflects only contracts that were not completed as of January 1, 2018.

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

The cumulative effect of the change on accumulated deficit as of January 1, 2018 was an increase of $700,000, consisting of $100,000 related to an up-front payment received upon execution of an exclusive license and distribution agreement with Sayre Therapeutics (“Sayre”) for the development and commercialization of Tc99m tilmanocept in India in June 2017, and $600,000 related to up-front and milestone payments received pursuant to an exclusive licensing and distribution agreement with Beijing Sinotau Medical Research Co., Ltd. (“Sinotau”) for the marketing and distribution of Tc99m tilmanocept in China executed in August 2014. The following table compares deferred revenue as if the new revenue recognition standard had not been adopted to the amounts in the consolidated financial statements reflecting the adoption. Deferred revenue, the current portion of which is included in accrued liabilities and other in the consolidated balance sheets, and accumulated deficit are the only financial statement line items that were affected by the adoption of the new revenue recognition standard.

	Pre- Adoption	Post-Adoption	Change
Deferred revenue	$26,061	$726,061	$700,000
Accumulated deficit	(319,908,968)	(320,608,968)	(700,000)

During the year ended December 31, 2018, the Company recognized revenue from contracts with customers of approximately $338,000. The Company did not recognize any related impairment losses during those periods.

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

The following tables disaggregate the Company’s revenue from contracts with customers for the year ended December 31, 2018.

Year Ended December 31, 2018	Diagnostics	Therapeutics	Total
Royalty revenue:
Europe	$15,347	$—	$15,347
India	—	—	—
China	—	—	—
Total	$15,347	$—	$15,347

License revenue:
NAV4694 sublicense	$287,569	$—	$287,569
Tc99m tilmanocept sublicense, China	19,605	—	19,605
Total	$307,174	$—	$307,174

Other revenue:
Additional stability studies	$15,037	$—	$15,037

The following economic factors affect the nature, amount, timing and uncertainty of the Company’s revenue and cash flows as indicated:

Geographical Location of Customers: Drug pricing models vary among different markets, which in turn may affect the royalty rates and milestones we are able to negotiate with our distributors in those markets. Royalty rates and milestone payments vary by contract but may be based in part on the potential market size in each territory. In the case of Tc99m tilmanocept, royalty rates for Europe are lower than rates in India but higher than in China.

Status of Regulatory Approval: The majority of revenue from contracts with customers will generally be recognized after the product is approved for sale in each market. Each Tc99m tilmanocept customer operates in its own distinct regulatory environment, and the laws and pathways to drug product approval vary by market. Tc99m tilmanocept has been approved for sale in Europe, thus the Company has begun to recognize royalties from sales in Europe. Tc99m tilmanocept has not yet been approved for sale in India or China, and may never achieve approval in those markets. The regulatory pathways and timelines in those markets will impact whether and when the Company recognizes the related royalties and milestones. Similarly, NAV4694 has not yet been approved for sale in any market, thus the timing of any revenue related to that product will be dependent on the regulatory pathways and timelines in each market in which Meilleur seeks regulatory approval.

The following table summarizes the changes in contract liabilities, the current portion of which is included in accrued liabilities and other in the consolidated balance sheets, during the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Total deferred revenue, beginning of period	$26,061	$41,098
Impact of adoption of ASU 2014-09 and related standards	700,000	—
Revenue deferred related to sublicense	10,000	—
Revenue recognized from satisfaction of performance obligations	(25,037)	(15,037)
Total deferred revenue, end of period	$711,024	$26,061

Currently, the Company recognizes revenue from up-front license fees and pre-market milestones after the cash has been received from its customers and the performance obligations have been met. Payments for sales-based royalties and milestones are generally received after the related revenue has been recognized and invoiced. Normal payment terms generally range from 15 to 90 days following milestone achievement or royalty invoice, in accordance with each contract. The Company had trade receivables of approximately $12,000 outstanding as of December 31, 2018.

During the year ended December 31, 2018, the Company did not recognize any revenue from performance obligations associated with long-term contracts that were satisfied (or partially satisfied) in previous periods.

Up-front and milestone payments received related to our license and distribution agreements in India and China are deferred until Tc99m tilmanocept has been approved by the regulatory authorities in each of those countries. It is not possible to determine with any degree of certainty whether or when regulatory approval for this product will be achieved in India or China, if at all. In addition, since sales of Tc99m tilmanocept have not yet begun in India or China, there is no basis for estimating whether, to what degree, or the rate at which the product will be accepted and utilized in these markets. Therefore, it is not possible to determine with any degree of certainty the expected sales in future periods in those countries. Accordingly, the Company intends to recognize revenue from up-front and milestone payments on a straight-line basis beginning at the time of regulatory approval in each country through the end of the initial term of each agreement. The initial term of each agreement is eight years in India and 10 years in China.

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

Through December 31, 2018, the Company has not capitalized any contract-related costs as contract assets.

In addition to revenue from contracts from customers, we also generate revenue from NIH grants to support various product development initiatives. The new revenue recognition standard applies to revenue from contracts with customers. A customer is defined as a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ongoing major or central operations in exchange for consideration. The Company’s ongoing major or central operations consist of the development and commercialization of precision immunodiagnostic agents and immunotherapeutics. The NIH and its various institutes are responsible for biomedical and public health research and provide major biomedical research funding to non-NIH research facilities and entities such as Navidea. While the Company will directly benefit from any knowledge gained from the project, there is also a public health benefit provided, which justifies the use of public funds in the form of the grants. Based on the nature of the Company’s operations and the terms of the grant awards, Navidea and the NIH do not have a vendor-customer relationship and the grant awards are outside the scope of the new revenue recognition standard. Accordingly, the new revenue recognition standard need not be applied retrospectively to the contract as of January 1, 2018.

5.	Fair Value

The Company’s available-for-sale securities consist of certificates of deposit which are measured using Level 2 inputs.

MT issued warrants to purchase MT Common Stock with certain characteristics including a net settlement provision that require the warrants to be accounted for as a derivative liability at fair value on the consolidated balance sheets. The estimated fair value of the MT warrants is $63,000 at both December 31, 2018 and 2017, is included in other liabilities on the accompanying consolidated balance sheets, and will continue to be measured on a recurring basis. See Notes 1(m) and 10.

The following table sets forth, by level, financial assets and liabilities measured at fair value on a recurring basis:

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2018
Description	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Certificates of deposit	$—	$799,270	$—	$799,270
Liabilities:
Liability related to MT warrants	$—	$—	$63,000	$63,000

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2017
Description	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Certificates of deposit	$—	$1,797,604	$—	$1,797,604
Liabilities:
Liability related to MT warrants	$—	$—	$63,000	$63,000

a.	Valuation Processes-Level 3 Measurements: The Company utilizes third-party valuation services that use complex models such as Monte Carlo simulation to estimate the value of our financial liabilities.

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

There were no Level 1 or Level 2 liabilities outstanding at any time during the years ended December 31, 2018 and 2017. There were no transfers in or out of our Level 1 or Level 2 liabilities during the years ended December 31, 2018 and 2017. Changes in the estimated fair value of our Level 3 liabilities relating to unrealized gains (losses) are recorded as changes in fair value of financial instruments in the consolidated statements of operations. The change in the estimated fair value of our Level 3 liabilities during the year ended December 31, 2017 was an approximate decrease of $153,000.

6.	Stock-Based Compensation

For the years ended December 31, 2018 and 2017, our total stock-based compensation expense, which includes reversals of expense for certain forfeited or cancelled awards, was approximately $307,000 and $394,000, respectively. We have not recorded any income tax benefit related to stock-based compensation for the years ended December 31, 2018 and 2017.

A summary of the status of our stock options as of December 31, 2018, and changes during the year then ended, is presented below:

	Year Ended December 31, 2018
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at beginning of year	3,687,679	$1.50
Granted	470,000	0.53
Exercised	—	—
Canceled and forfeited	(992,510)	1.86
Expired	(7,000)	0.66
Outstanding at end of year	3,158,169	$1.24	6.6	$—
Exercisable at end of year	1,502,173	$1.87	4.4	$—

The weighted average grant-date fair value of options granted in 2018 and 2017 was $0.20 and $0.19, respectively. During 2017, 50,000 stock options with an aggregate intrinsic value of $4,400 were exercised in exchange for issuance of 50,000 shares of our common stock, resulting in gross proceeds of $18,100. No stock options were exercised during 2018. In 2018 and 2017, the aggregate fair value of stock options vested during the year was $0 in both years.

A summary of the status of our unvested restricted stock as of December 31, 2018, and changes during the year then ended, is presented below:

	Year Ended December 31, 2018
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at beginning of year	150,000	$0.51
Granted	200,000	0.37
Forfeited	(50,000)	0.36
Vested	(200,000)	0.47
Unvested at end of year	100,000	$0.37

During 2018 and 2017, 200,000 and 207,000 shares, respectively, of restricted stock vested with aggregate vesting date fair values of $59,000 and $99,000, respectively.

In March 2018, 100,000 shares of restricted stock held by a non-employee director with an aggregate fair value of $36,000 vested upon his retirement from the Board. In August 2018, 50,000 shares of restricted stock held by a non-employee director with an aggregate fair value of $7,000 were forfeited as a result of his departure from the Board. During 2018, 100,000 shares of restricted stock held by non-employee directors with an aggregate fair value of $23,000 vested as scheduled according to the terms of the restricted stock agreements.

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

As of December 31, 2018, there was approximately $71,000 of total unrecognized compensation cost related to stock option and restricted stock awards, which we expect to recognize over remaining weighted average vesting terms of 1.2 years. See Note 1(e).

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

The following table sets forth the reconciliation of the weighted average number of common shares outstanding used to compute basic and diluted earnings (loss) per share for the years ended December 31, 2018 and 2017:

	2018	2017
Weighted average shares outstanding, basic	170,535,343	161,592,569
Dilutive shares related to warrants	—	4,273,889
Unvested restricted stock	—	150,000
Weighted average shares outstanding, diluted	170,535,343	166,016,458

Diluted (loss) earnings per common share for the years ended December 31, 2018 and 2017 excludes the effects of 17.9 million and 14.5 million common share equivalents, respectively, since such inclusion would be anti-dilutive. The excluded shares consist of common shares issuable upon exercise of outstanding stock options and warrants, and upon the conversion of convertible debt and convertible preferred stock.

The Company’s unvested stock awards contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”). Therefore, the unvested stock awards are required to be included in the number of shares outstanding for both basic and diluted earnings per share calculations. However, due to our loss from continuing operations, 100,000 and 150,000 shares of unvested restricted stock for the years ended December 31, 2018 and 2017, respectively, were excluded in determining basic and diluted loss per share because such inclusion would be anti-dilutive.

8.	Accounts and Other Receivables and Concentrations of Credit Risk

Accounts and other receivables at December 31, 2018 and 2017 consist of the following:

	2018	2017
Guaranteed earnout receivable, current	$—	$8,084,392
Trade	12,378	—
Other	8,773	53,480
Total accounts and other receivables	$21,151	$8,137,872

At December 31, 2018, approximately 47% of net accounts and other receivables were due from Meilleur. At December 31, 2017, approximately 99% of net accounts and other receivables were due from Cardinal Health 414. As of December 31, 2018 and 2017, there was no allowance for doubtful accounts. We do not believe we are exposed to significant credit risk related to the receivable due from Meilleur based on the timely payment history of the entity.  We believe that we have adequately addressed credit risks in estimating the allowance for doubtful accounts. See Note 1(h).

9.	Property and Equipment

The major classes of property and equipment are as follows:

	Useful Life (in years)			2018	2017
Production machinery and equipment	3	–	5	$575,091	$575,091
Other machinery and equipment, primarily computers and research equipment	5			323,259	293,757
Furniture and fixtures	7			4,327	4,327
Purchased software	3			336,060	320,435
Leasehold improvements*	Term of Lease			12,448	12,448
Total property and equipment				$1,251,185	$1,206,058

*	We amortize leasehold improvements over the term of the lease, which in all cases is shorter than the estimated useful life of the asset.

No property or equipment was under capital lease at December 31, 2018 and 2017. During 2018 and 2017, we recorded $121,000 and $232,000, respectively, of depreciation and amortization related to property and equipment. See Note 1(i).

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

The warrants have certain characteristics including a net settlement provision that require the warrants to be accounted for as a derivative liability at fair value, with subsequent changes in fair value included in earnings. The fair value of the warrants was estimated to be $63,000 at issuance and at December 31, 2018 and 2017. See Notes 1(m) and 5. In addition, certain provisions of the Securities Purchase Agreement obligate the MT Investors to acquire the remaining MT Preferred Stock and related warrants for $2.0 million at the option of MT. The estimated relative fair value of this put option was $113,000 at issuance based on the Black-Scholes option pricing model and is classified within stockholders' equity.

In addition, we entered into a Securities Exchange Agreement with the MT Investors providing them an option to exchange their MT Preferred Stock for our common stock in the event that MT has not completed a public offering with gross proceeds to MT of at least $50 million by the second anniversary of the closing of the initial sale of MT Preferred Stock, at an exchange rate per share obtained by dividing $50,000 by the greater of (i) 80% of the twenty-day volume weighted average price per share of our common stock on the second anniversary of the initial closing or (ii) $3.00. To the extent that the MT Investors do not timely exercise their exchange right, MT has the right to redeem their MT Preferred Stock for a price equal to $58,320 per share. We also granted MT an exclusive sublicense for certain therapeutic applications of the Manocept technology.

In December 2015 and May 2016, Platinum contributed a total of $200,000 to MT. MT was not obligated to provide anything in return, although it was considered likely that the MT Board would ultimately authorize some form of compensation to Platinum. The Company initially recorded the entire $200,000 as a current liability pending determination of the form of compensation.

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

In August 2018, the Company entered into the Agreement with Dr. Michael Goldberg related to his resignation from his positions as an executive officer and a director of Navidea.  Among other things, the Agreement provided that Dr. Goldberg would become Chief Executive Officer of MT, and that MT would redeem all of Dr. Goldberg’s MT preferred stock and issue to Dr. Goldberg MT super voting common stock equal to 5% of the outstanding shares of MT, subject to execution of Definitive Agreements.  As of the date of filing of this Annual Report on Form 10-K, the Definitive Agreements have not yet been signed.

On February 11, 2019, Dr. Goldberg represented to the MT Board that he had, without MT Board or shareholder approval, created a subsidiary of MT, transferred all of the assets of MT into the subsidiary, and then issued himself stock in the subsidiary. On February 19, 2019, Navidea notified MT that it was terminating the sublicense effective March 1, 2019 because MT became insolvent in violation of the sublicense agreement. On February 20, 2019, the Board of Directors of MT removed Dr. Goldberg as President and Chief Executive Officer of MT and from any other office of MT to which he may have been appointed or in which he was serving. Dr. Goldberg remains a member of the MT Board, together with Michael Rice and Dr. Claudine Bruck. Mr. Rice and Dr. Bruck remain members of the board of directors of Navidea. The MT Board then appointed Mr. Latkin to serve as President and Chief Executive Officer of MT.

On February 20, 2019, Navidea filed a complaint against Dr. Goldberg in the United States District Court for the Southern District of New York, alleging breach of the Agreement, as well as a breach of the covenant of good faith and fair dealing and to obtain a declaratory judgment that Navidea’s performance under the Agreement is excused and that Navidea is entitled to terminate the Agreement as a result of Dr. Goldberg’s actions.  Also on February 20, 2019, MT initiated a suit against Dr. Goldberg in the Court of Chancery of the State of Delaware, alleging, among other things, breach of fiduciary duty as a director and officer of MT and conversion, and to obtain a declaratory judgment that the transactions Dr. Goldberg caused MT to enter into are void.  On March 13, 2019, the Court of Chancery entered an order maintaining status quo, which provided, among other things, that MT’s board of directors may authorize any act or transaction on behalf of the Company, and that without prior written authorization of the MT board, Dr. Goldberg shall not hold himself out as CEO of MT or purport to act or authorize any action on behalf of MT except as authorized by the MT board.

On March 7, 2019, Dr. Goldberg filed a complaint against Navidea and MT in the United States District Court for the Southern District of New York. The Complaint alleges a breach of contract claim against both Navidea and MT for failure to pay to Dr. Goldberg funds allegedly due to him under the Platinum Note. The Complaint further alleges a breach of contract claim against Navidea due to Navidea’s failure to issue 23.5 million shares to Dr. Goldberg, to issue MT Super Voting Common Stock, by removing Dr. Greene from the MT Board of Directors, by appointing Mr. Rice and Dr. Bruck to the MT Board of Directors, and by terminating Dr. Goldberg as CEO of MT. See Note 15.

11.	Accounts Payable, Accrued Liabilities and Other

At December 31, 2017, approximately $96,000 of accounts payable was being disputed by the Company related to unauthorized expenditures by a former executive, which were incurred during the year ended December 31, 2016.

Accrued liabilities and other at December 31, 2018 and 2017, including an aggregate of $1.6 million and $975,000 due to related parties for accrued termination costs, bonuses and director fees, consist of the following:

	2018	2017
Compensation	$1,637,337	$915,672
Contracted services	866,934	923,115
Other	12,776	19,061
Total accrued liabilities and other	$2,517,047	$1,857,848

12.	Notes Payable

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

In March 2014, in connection with entering into a Loan and Security Agreement (the “Oxford Loan Agreement”) with Oxford Finance, LLC, we entered into a second amendment to the Platinum Loan Agreement (the “Second Platinum Amendment”). Concurrent with the execution of the Second Platinum Amendment, the Company delivered an Amended and Restated Promissory Note (the “Second Amended Platinum Note”) to Platinum, which amended and restated the First Amended Platinum Note. The Second Amended Platinum Note adjusted the interest rate to the greater of (i) the U.S. prime rate as reported in The Wall Street Journal plus 6.75%, (ii) 10.0%, and (iii) the highest rate of interest then payable by the Company pursuant to the Oxford Loan Agreement plus 0.125%.

In May 2015, in connection with the execution of the CRG Loan Agreement (discussed below), the Company amended the existing Platinum credit facility to allow this facility to remain in place in a subordinated role to the CRG Loan (the “Third Platinum Amendment”). Among other things, the Third Platinum Amendment (i) extended the term of the Platinum Loan Agreement until a date six months following the maturity date or earlier repayment of the CRG Term Loan; (ii) changed the interest rate to the greater of (a) the U.S. prime rate as reported in The Wall Street Journal plus 6.75%, (b) 10.0% and (c) the highest rate of interest then payable pursuant to the CRG Term Loan plus 0.125%; (iii) required such interest to compound monthly; and (iv) changed the provisions of the Platinum Loan Agreement governing Platinum’s right to convert advances into common stock of the Company. The Third Platinum Amendment provided for the conversion of all principal and interest outstanding under the Platinum Loan Agreement, but not until such time as the average daily volume weighted average price of the Company’s common stock for the ten preceding trading days exceeds $2.53 per share. The Third Platinum Amendment became effective upon initial funding of the CRG Loan Agreement.

In accordance with the terms of a Section 16(b) Settlement Agreement, Platinum agreed to forgive interest owed on the credit facility in an amount equal to 6%, effective July 1, 2016. During the years ended December 31, 2018 and 2017, $153,000 and $265,000, respectively, of interest was compounded and added to the balance of the Platinum Note.

In connection with the closing of the Asset Sale to Cardinal Health 414 in March 2017, the Company repaid to PPCO an aggregate of approximately $7.7 million in partial satisfaction of the Company’s liabilities, obligations and indebtedness under the Platinum Loan Agreement between the Company and Platinum-Montaur, which were transferred by Platinum-Montaur to PPCO. See Note 15.

The Platinum Note is reflected on the consolidated balance sheets at its principal balance plus the estimated fair value of the embedded conversion option of $0 at December 31, 2018 and 2017. During the years ended December 31, 2018 and 2017, changes in the estimated fair value of the Platinum conversion option were $0 and a decrease of $153,000, respectively, and were recorded as non-cash changes in the fair value of financial instruments. The balance of the Platinum Note, including the fair value of the embedded conversion option, was $0 and $2.0 million as of December 31, 2018 and 2017, respectively.

Capital Royalty Partners II, L.P.

In May 2015, Navidea and MT, as guarantor, executed a Term Loan Agreement (the “CRG Loan Agreement”) with CRG in its capacity as a lender and as control agent for other affiliated lenders party to the CRG Loan Agreement (collectively, the “Lenders”) in which the Lenders agreed to make a term loan to the Company in the aggregate principal amount of $50.0 million (the “CRG Term Loan”), with an additional $10.0 million in loans to be made available upon the satisfaction of certain conditions stated in the CRG Loan Agreement. Closing and funding of the CRG Term Loan occurred on May 15, 2015 (the “Effective Date”). The principal balance of the CRG Term Loan bore interest from the Effective Date at a per annum rate of interest equal to 14.0%. Through March 31, 2019, the Company had the option of paying (i) 10.00% of the per annum interest in cash and (ii) 4.00% of the per annum interest as compounded interest which is added to the aggregate principal amount of the CRG Term Loan. During 2015 and 2016, a total of $1.8 million of interest was compounded and added to the balance of the CRG Term Loan. In addition, the Company began paying the cash portion of the interest in arrears on June 30, 2015. Principal was due in eight equal quarterly installments during the final two years of the term. All unpaid principal, and accrued and unpaid interest, was due and payable in full on March 31, 2021. Pursuant to a notice of default letter sent to Navidea by CRG in April 2016, the Company stopped compounding interest in the second quarter of 2016 and began recording accrued interest.

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

During the course of 2016, CRG alleged multiple claims of default on the CRG Loan Agreement, and filed suit in the District Court of Harris County, Texas (the “Texas Court”) on April 7, 2016. On June 22, 2016, CRG exercised control over one of the Company’s primary bank accounts and took possession of $4.1 million that was on deposit, applying $3.9 million of the cash to various fees, including collection fees, a prepayment premium and an end-of-term fee. The remaining $189,000 was applied to the principal balance of the debt. Multiple motions, actions and hearings followed over the remainder of 2016 and into 2017.

On March 3, 2017, the Company entered into a Global Settlement Agreement with MT, CRG, and Cardinal Health 414. In accordance with the Global Settlement Agreement, on March 3, 2017, the Company repaid $59.0 million of its indebtedness and other obligations outstanding under the CRG Term Loan.

Following a trial in December 2017, the Texas Court ruled that the Company’s total obligation to CRG was in excess of $66.0 million, limited to $66.0 million under the Global Settlement Agreement. The Texas Court acknowledged only the $59.0 million payment made in March 2017, concluding that the Company owed CRG another $7.0 million, however the Texas Court did not expressly take the Company’s June 2016 payment of $4.1 million into account and awarded, as part of the $66.0 million, amounts that had already been paid as part of the $4.1 million. In April 2018, CRG drew approximately $7.1 million on a letter of credit that was established pursuant to the Global Settlement Agreement. This was in addition to the $4.1 million and the $59.0 million that Navidea had previously paid to CRG. The Company believes that the $4.1 million should be credited against the $7.0 million and is currently pursuing recovery of $4.1 million and other damages. See Note 15.

IPFS Corporation

In November 2017, we prepaid $396,000 of insurance premiums through the issuance of a note payable to IPFS Corporation (“IPFS”) with an interest rate of 4.0%. The note was payable in ten monthly installments of $40,000, with the final payment made in August 2018. In November 2018, we prepaid $393,000 of insurance premiums through the issuance of a note payable to IPFS with an interest rate of 5.1%. The note is payable in ten monthly installments of $40,000, with the final payment due in August 2019.

Interest expense related to the IPFS notes payable totaled $8,000 and $12,000 during the years ended December 31, 2018 and 2017, respectively. The balance of the IPFS note was approximately $316,000 and $318,000 as of December 31, 2018 and 2017, respectively, and was included in notes payable, current in the consolidated balance sheets.

Summary

During the years ended December 31, 2018 and 2017, we recorded interest expense of $161,000 and $159,000, respectively, related to our notes payable. Of those amounts, $153,000 and $134,000 was compounded and added to the balance of our notes payable during the years ended December 31, 2018 and 2017.

Interest expense in the amount of $1,706,491 during the year ended December 31, 2017 has been reclassified to discontinued operations. See Note 3.

Annual principal maturities of our notes payable are $316,000 in 2019.

13.	Terminated Lease Liability

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

A summary of the changes in our terminated lease liability during the year ended December 31, 2018 is presented below:

Terminated Lease Liability
Total liability, January 1, 2018	$695,307
Changes in estimated future payments	(43,393)
Payments under Blazer lease	(491,031)
Receipts from subtenant	391,242
Accretion of liability	37,048
Total liability, December 31, 2018	$589,173

14.	Leases

We currently lease approximately 5,000 square feet of office space at 4995 Bradenton Avenue, Dublin, Ohio, as our principal offices. The current least term expires in June 2020, at a monthly base rent of approximately $3,000. We also lease approximately 2,000 square feet of office space at 560 Sylvan Avenue, Englewood Cliffs, New Jersey. The current lease term expires in March 2019, at a monthly base rent of approximately $3,000.

In addition, we currently lease approximately 25,000 square feet of office space at 5600 Blazer Parkway, Dublin, Ohio, formerly our principal offices. The current lease term expires in October 2022, at a monthly base rent of approximately $26,000 during 2019. In June 2017, the Company executed a sublease arrangement for the Blazer space, providing for monthly sublease payments to Navidea of approximately $39,000 through October 2022.

We also currently lease a vehicle. The lease term expires in September 2021, at a monthly payment of approximately $300.

As of December 31, 2018, the future minimum lease payments for the years ending December 31 are as follows:

Operating Leases
2019	$339,202
2020	319,034
2021	306,781
2022	253,339
Total future minimum lease payments	$1,218,356

Total rental expense was $68,000 and $139,000 for the years ended December 31, 2018 and 2017, respectively. See Note 1(l).

15.	Commitments and Contingencies

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

On March 3, 2017, the Company entered into a Global Settlement Agreement with MT, CRG, and Cardinal Health 414 to effectuate the terms of the settlement previously entered into by the parties on February 22, 2017. In accordance with the Global Settlement Agreement, on March 3, 2017, the Company repaid the $59.0 million Deposit Amount of its indebtedness and other obligations outstanding under the CRG Term Loan.  Concurrently with payment of the Deposit Amount, CRG released all liens and security interests granted under the CRG Loan Documents and the CRG Loan Documents were terminated and are of no further force or effect; provided, however, that, notwithstanding the foregoing, the Company and CRG agreed to continue with their proceeding pending in the Texas Court to fully and finally determine the Final Payoff Amount. The Company and CRG further agreed that the Final Payoff Amount would be no less than $47.0 million and no more than $66.0 million. In addition, concurrently with the payment of the Deposit Amount and closing of the Asset Sale, (i) Cardinal Health 414 agreed to post a $7.0 million letter of credit in favor of CRG (at the Company’s cost and expense to be deducted from the closing proceeds due to the Company, and subject to Cardinal Health 414’s indemnification rights under the Purchase Agreement) as security for the amount by which the High Payoff Amount exceeds the Deposit Amount in the event the Company is unable to pay all or a portion of such amount, and (ii) CRG agreed to post a $12.0 million letter of credit in favor of the Company as security for the amount by which the Deposit Amount exceeds the Low Payoff Amount. In accordance with the Global Settlement Agreement, on March 3, 2017, the Company repaid $59.0 million of its indebtedness and other obligations outstanding under the CRG Term Loan. Also on March 3, 2017, Cardinal Health 414 posted a $7.0 million letter of credit, and on March 7, 2017, CRG posted a $12.0 million letter of credit, each as required by the Global Settlement Agreement.

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

On January 16, 2018, the Company filed an emergency motion to set supersedeas bond and to modify judgment, describing the double recovery created by the $66.0 million award without taking into account the $4.1 million payment in June 2016, requesting that the judgment be modified to set the supersedeas amount at $2.9 million so that the Company could stay enforcement of the judgment pending appeal. The Texas Court refused to rule on this motion, and the court of appeals entered an order compelling the Texas Court to set a supersedeas amount. On March 26, 2018, the Texas Court ordered the Company to put up a supersedeas bond in the amount of $7.7 million. The Company filed for an emergency stay of the order in the appellate court in Harris County. On April 2, 2018, the appellate court denied the Company’s emergency stay motion. The Company continues to believe that the $4.1 million paid to CRG in June 2016 should be credited as payment toward the $66.0 million total, and intends to further contest the matter through the appellate court in Texas. The Company’s appeal on the merits is now fully briefed, and the Company expects a ruling on the merits appeal at some point in 2019. CRG has repeatedly filed motions seeking to have the Texas Court grant an anti-suit injunction which would purportedly restrict Navidea’s ability to proceed with litigation in Ohio. All of these motions have been denied either by the Texas Court or by the appellate court in Texas. The last such motion was denied on November 21, 2018. The case is fully briefed and awaiting a ruling. The Company expects a ruling sometime in 2019.

On April 9, 2018, CRG drew approximately $7.1 million on the letter of credit. This was in addition to the $4.1 million and the $59.0 million that Navidea had previously paid to CRG.

On April 12, 2018 Navidea filed suit in the Ohio Court against the Lenders.  The suit asserts that the Lenders fraudulently induced Navidea to enter into a settlement agreement and breached the terms of the same through certain actions taken by the Lenders in connection with the Global Settlement Agreement reached in 2017, pursuant to which Navidea agreed to pay up to $66.0 million to Lenders, as well as through actions and misrepresentations by CRG after the Global Settlement Agreement was executed.  The suit also asserts claims for conversion and unjust enrichment against the Lenders for their collection of more than $66.0 million, the maximum permitted under the Global Settlement Agreement, and their double recovery of amounts paid as part of the $4.1 million paid in June 2016 and recovered again as part of the $66.0 million. CRG’s double recovery and recovery of more than $66.0 million are due to CRG drawing the entire $7.1 million on the Cardinal Health 414 letter of credit. On May 22, 2018 Navidea filed an amended complaint asserting additional claims, including claims for breach of confidentiality by CRG, and on June 26, 2018 CRG filed a motion seeking to dismiss the amended complaint. On August 16, 2018, the Ohio Court entered an Order granting in part and overruling in part CRG’s Motion to Dismiss.  While several of the Company’s claims were dismissed, the core of the Complaint, relating to the claimed $4.1million overpayment to CRG was permitted to proceed.  On August 27, 2018, CRG filed a Petition with the Ohio Supreme Court seeking a Writ of Prohibition against the Trial Court and asserting that the Ohio Court’s denial in part of CRG’s Motion to Dismiss was improper.  The Trial Court filed a motion to dismiss the writ of prohibition and the Company, after intervening in the writ of prohibition action, moved for judgment on the pleadings. Following that, proceedings have resumed in front of the Trial Court.  Discovery is ongoing in the case and it is anticipated that the Company will file a Motion for Summary Judgment sometime in 2019.

In a related proceeding before the Ohio Court, initially filed in 2016, and under which the Global Settlement Agreement was reached in 2017, the Ohio Court has issued preliminary findings that the settlement gave rise to a $66.0 million cap on amounts owed to Lenders by Navidea and that Navidea might not have been properly credited for certain funds in excess of $4.1 million previously swept by Lenders from a bank account owned by Navidea.  The Ohio Court also made a preliminary ruling that it possessed jurisdiction to interpret the settlement agreement at issue. The Company is pursuing recovery of the $4.1 million, and other damages, in the Ohio Court in the case filed April 12, 2018 and referenced above.

On April 11, 2018, CRG filed a new suit against the Company in the Texas Court. This new suit seeks a declaratory judgment that CRG did not breach the Global Settlement Agreement by drawing approximately $7.1 million on the Cardinal Health 414 letter of credit. On April 16, 2018, CRG moved the Texas Court to issue an anti-suit injunction barring the Company from litigating in the Ohio Court. The Texas Court denied that motion on April 27, 2018. The Company moved to dismiss these claims pursuant to the Texas Citizens Participation Act. On August 17, 2018, the Texas Court denied the Company’s Motion to Dismiss.  That same day, the Company took an immediate appeal of its claims under the Texas Citizens Participation Act to the Fourteenth Court of Appeals of Texas.  The appeal of the denial of the Company’s motion to dismiss CRG’s complaint under the Texas Citizens Participation Act is now fully briefed and awaiting a ruling. The Company expects a ruling sometime in 2019.

On July 11, 2018, CRG filed a first amended petition in the new suit. This amended petition includes the prior request for declaratory judgment that CRG did not breach the Global Settlement Agreement. In addition, the amended petition asserts a claim against Navidea for breach of contract. CRG alleges that Navidea breached the Global Settlement Agreement and its duty of good faith and fair dealing by seeking reconsideration in the original Texas suit, appealing the original Texas suit, and filing the Ohio suit. The Company is contesting this issue in the Ohio Court, the Texas Court, and on appeal in Texas. See Note 12.

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

Platinum-Montaur Life Sciences LLC

On November 2, 2017, Platinum-Montaur commenced an action against the Company in the Supreme Court of the State of New York, County of New York, seeking damages of approximately $1.9 million purportedly due as of March 3, 2017, plus interest accruing thereafter.  The claims asserted were for breach of contract and unjust enrichment in connection with funds received by the Company under the Platinum Loan Agreement.  The action was removed to the United States District Court for the Southern District of New York on December 6, 2017.  An initial pretrial conference was held on January 26, 2018 and a follow up status conference was held on March 9, 2018, during which the District Court set a briefing schedule and determined that Navidea’s motion to dismiss was due on April 6, 2018.  The Company filed its motion to dismiss in advance of the filing deadline.  On October 31, 2018, the District Court granted judgment for Navidea and dismissed all claims in the case.  The District Court stated that Platinum-Montaur had no standing to assert any contractual interest in funds that might be due under the Platinum Loan Agreement.  The District Court also disagreed with Platinum-Montaur’s claim of unjust enrichment on similar grounds and found that Platinum-Montaur lacked any sufficient personal stake to maintain claims against Navidea.  The claims against Navidea were dismissed without prejudice on the grounds of lack of standing to pursue the claims asserted.

On November 30, 2018, Platinum-Montaur filed a notice of appeal with the United States Court of Appeals for the Second Circuit claiming that the District Court erred in dismissing Platinum-Montaur’s claims for breach of contract and unjust enrichment. On January 22, 2019, Platinum-Montaur filed its brief in the Second Circuit, asking the Second Circuit to reverse the District Court and remand the case to the District Court for further proceedings. On February 26, 2019, the Company filed its brief in the Second Circuit. It is not known at this time whether the Second Circuit will hold oral argument on this matter or when the Second Circuit will render its decision. See Note 12.

Goldberg Agreement

Effective August 14, 2018, Dr. Michael Goldberg resigned from his positions as an executive officer and a director of Navidea. In connection with Dr. Goldberg’s resignation, Navidea and Dr. Goldberg entered into the Agreement, with the intent of entering into one or more additional Definitive Agreements, which set forth the terms of the separation from service. The Agreement provides that Dr. Goldberg will be entitled to receive a severance of $978,000 payable in equal installments over two years, along with a one-time payment of approximately $35,000 which represents the cost of continuing his existing health care coverage for a period of 16 months. The Agreement also provides that Dr. Goldberg will be entitled to 23.5 million shares of common stock of Navidea, representing in part payment of accrued bonuses and payment of the balance of the Platinum Note. A portion of the 23.5 million shares to be issued to Dr. Goldberg will be held in escrow for up to 18 months in order to reimburse Navidea in the event that Navidea is obligated to pay any portion of the Platinum Note to a party other than Dr. Goldberg. Further, the Agreement provides that the Company’s subsidiary, MT, will redeem all of Dr. Goldberg’s preferred stock and issue to Dr. Goldberg super voting common stock equal to 5% of the outstanding shares of MT. On November 20, 2018, the Company issued 18.5 million shares of common stock of Navidea to Dr. Goldberg, 5.0 million of which were placed in escrow in accordance with the Agreement. As of the date of filing this Annual Report on Form 10-K, the Definitive Agreements have not yet been signed.

On February 11, 2019, Dr. Goldberg represented to the MT Board that he had, without MT Board or shareholder approval, created a subsidiary of MT, transferred all of the assets of MT into the subsidiary, and then issued himself stock in the subsidiary. On February 19, 2019, Navidea notified MT that it was terminating the sublicense effective March 1, 2019 because MT became insolvent in violation of the sublicense agreement. On February 20, 2019, the Board of Directors of MT removed Dr. Goldberg as President and Chief Executive Officer of MT and from any other office of MT to which he may have been appointed or in which he was serving. Dr. Goldberg remains a member of the MT Board, together with Michael Rice and Dr. Claudine Bruck. Mr. Rice and Dr. Bruck remain members of the board of directors of Navidea. The MT Board then appointed Mr. Latkin to serve as President and Chief Executive Officer of MT.

On February 20, 2019, Navidea filed a complaint against Dr. Goldberg in the United States District Court for the Southern District of New York, alleging breach of the Agreement, as well as a breach of the covenant of good faith and fair dealing and to obtain a declaratory judgment that Navidea’s performance under the Agreement is excused and that Navidea is entitled to terminate the Agreement as a result of Dr. Goldberg’s actions.  Also on February 20, 2019, MT initiated a suit against Dr. Goldberg in the Court of Chancery of the State of Delaware, alleging, among other things, breach of fiduciary duty as a director and officer of MT and conversion, and to obtain a declaratory judgment that the transactions Dr. Goldberg caused MT to enter into are void.  On March 13, 2019, the Court of Chancery entered an order maintaining status quo, which provided, among other things, that MT’s board of directors may authorize any act or transaction on behalf of the Company, and that without prior written authorization of the MT board, Dr. Goldberg shall not hold himself out as CEO of MT or purport to act or authorize any action on behalf of MT except as authorized by the MT board.

On March 7, 2019, Dr. Goldberg filed a complaint against Navidea and MT in the United States District Court for the Southern District of New York. The Complaint alleges a breach of contract claim against both Navidea and MT for failure to pay to Dr. Goldberg funds allegedly due to him under the Platinum Note. The Complaint further alleges a breach of contract claim against Navidea due to Navidea’s failure to issue 23.5 million shares to Dr. Goldberg, to issue MT Super Voting Common Stock, by removing Dr. Greene from the MT Board of Directors, by appointing Mr. Rice and Dr. Bruck to the MT Board of Directors, and by terminating Dr. Goldberg as CEO of MT. See Note 22.

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

In addition, the Deficiency Letter stated that the Staff determined that the Company’s securities have been selling for a low price per share for a substantial period of time and, pursuant to Section 1003(f)(v) of the NYSE American Company Guide, Navidea’s continued listing is predicated on it effecting a reverse stock split of its common stock, par value $0.001 per share (“Common Stock”) or otherwise demonstrating sustained price improvement within a reasonable period of time. The Staff initially granted Navidea a plan period through February 14, 2019 to regain compliance with Section 1003(f)(v) by effecting a reverse stock split or otherwise demonstrating sustained price improvement.

In August 2018, Navidea’s stockholders voted to approve a potential amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split of the Company’s common stock, as determined by the Board of Directors at its discretion, of a ratio of not less than one-for-five and not more than one-for-twenty.

On January 28, 2019, the Company received a notice from the NYSE American that they had granted the Company an extension until March 31, 2019 to regain compliance with Section 1003(f)(v) of the NYSE American’s continued listing standards. Navidea must regain compliance with the price standard by that date in order to be considered for continued trading through the end of February 14, 2020.

In accordance with ASC Topic 450, Contingencies, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Although the outcome of any litigation is uncertain, in our opinion, the amount of ultimate liability, if any, with respect to these actions, will not materially affect our financial position.

16.	Equity Instruments

a.

Common Stock Issued: During September 2018, the Company entered into a Stock Purchase Agreement with an investor, pursuant to which the Company issued to the investor in a private placement (the “Private Placement”) 18,320,610 shares (the “Securities”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $3.0 million (the “Purchase Price”). The Company plans to use the proceeds from the Private Placement for general working capital purposes, including, without limitation, research and development, and other operating expenses.

During November 2018, the Company issued 18,500,000 shares of common stock to Dr. Goldberg in connection with the August 2018 Agreement. Of those shares, 5,000,000 are being held in escrow pursuant to the Agreement. See Note 15.

During the years ended December 31, 2018 and 2017, we issued 1,118,760 and 710,353 shares of our common stock valued at $317,000 and $369,000, respectively, to our employees as payments in lieu of cash for their 2017, 2016 and 2015 bonuses.

During the years ended December 31, 2018 and 2017, we issued 94,684 and 105,308 shares of our common stock as matching contributions to our 401(k) Plan which were valued at $36,000 and $54,000, respectively.

During the year ended December 31, 2017, we issued 16,406 shares of our common stock valued at $10,500 to certain members of our Board of Directors as payment in lieu of cash for their retainer fees. We did not make any such stock payments to our directors during the year ended December 31, 2018.

b.

Stock Warrants: At December 31, 2018, there are 16.4 million warrants outstanding to purchase our common stock. The warrants are exercisable at prices ranging from $0.01 to $2.50 per share with a weighted average exercise price per share of $1.15. The warrants have remaining outstanding terms ranging from 0.7 to 16.6 years.

The following table summarizes information about our outstanding warrants at December 31, 2018:

	Exercise Price		Number of Warrants	Expiration Date
Series HH	2.49		301,205	June 2023
Series KK	1.918		391,032	March 2021
Series LL	0.01		4,365,280	August 2035
Series MM	2.50		150,000	September 2019
Series MM	2.50		150,000	October 2019
Series NN	1.50		11,000,000	March 2022
Total warrants	$1.15	*	16,357,517
*	Weighted average exercise price.

In addition, at December 31, 2018, there are 300 warrants outstanding to purchase MT Common Stock. The warrants are exercisable at $2,000 per share.

In January 2017, Dr. Goldberg, then the Company’s President and CEO, exercised 5,411,850 of his Series LL warrants in exchange for 5,411,850 shares of our common stock, resulting in proceeds to the Company of $54,119.

In March 2017, in connection with the Asset Sale, the Company granted to each of Cardinal Health 414 and UCSD, a five-year Series NN warrant to purchase up to 10 million shares and 1 million shares, respectively, of the Company’s common stock at an exercise price of $1.50 per share, each of which warrant is subject to anti-dilution and other customary terms and conditions. The fair value of the Series NN warrants was calculated using the Black-Scholes model using our five-year historical weekly volatility of 77.0% and a risk-free rate equal to the five-year treasury constant maturity rate of 2.0%. The Series NN warrants granted to Cardinal Health 414 had an estimated fair value of $3.3 million, which was recorded as a reduction of the gain on sale in the consolidated statement of operations for the year ended December 31, 2017. The Series NN warrants granted to UCSD had an estimated fair value of $334,000, which was recorded as an intangible asset related to the UCSD license in the consolidated balance sheet during the year ended December 30, 2017.

c.

Common Stock Reserved: As of December 31, 2018, we have reserved 19,515,686 shares of authorized common stock for the exercise of all outstanding stock options and warrants. An additional 5,000,000 shares of common stock have been reserved for issuance to Dr. Goldberg related to the August 2018 Agreement. See Note 15.

17.	Income Taxes

As of December 31, 2018 and 2017, our deferred tax assets (“DTAs”) were approximately $41.6 million and $39.7 million, respectively. The components of our deferred tax assets are summarized as follows:

	As of December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$29,597,313	$29,570,581
R&D credit carryforwards	9,067,874	10,043,714
AMT credit carryforward	621,240	1,229,979
Stock compensation	375,731	576,024
Intangibles	550,797	591,651
Gain/loss from discontinued operations	—	(2,510,699)
Disallowed interest expense	878,929	—
Temporary differences	480,888	207,447
Deferred tax assets before valuation allowance	41,572,772	39,708,697
Valuation allowance	(40,951,532)	(38,478,718)
Net deferred tax assets	$621,240	$1,229,979

Current accounting standards require a valuation allowance against DTAs if, based on the weight of available evidence, it is more likely than not that some or all of the DTAs may not be realized. Due to the uncertainty surrounding the realization of these DTAs in future tax returns, all of the DTAs have been fully offset by a valuation allowance at December 31, 2018 and 2017 except the alternative minimum tax (“AMT”) credit carryforward amount described below.

In assessing the realizability of DTAs, management considers whether it is more likely than not that some portion or all of the DTAs will not be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods) and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the DTAs are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences or tax carryforwards as of December 31, 2018, except for the AMT credit carryforward.

The Tax Cuts and Jobs Act (the “Tax Act”) was signed into law on December 22, 2017.  The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. Consequently, we recorded a decrease related to DTAs of $26.4 million with a corresponding net adjustment to a valuation allowance of $26.4 million for the year ended December 31, 2017. The Tax Act repeals the AMT for corporations, and permits any existing AMT credit carryforwards to be used to reduce the regular tax obligation in 2018, 2019 and 2020.  Companies may continue using AMT credits to offset any regular income tax liability in years 2018 through 2020, with 50% of remaining AMT credits refunded in each of the 2018, 2019 and 2020 tax years, and all remaining credits refunded in tax year 2021. This results in full realization of an existing AMT credit carryforward irrespective of future taxable income. Accordingly, the Company recorded AMT credit carryforwards of $1.2 million in other noncurrent assets in the consolidated balance sheet as of December 31, 2017. The Company reclassified 50% of the $1.2 million noncurrent DTA to income tax receivable, which is included in prepaid and other current assets as of December 31, 2018.

As of December 31, 2018 and 2017, we had U.S. net operating loss carryforwards of approximately $130.9 million and $131.8 million, respectively. Of those amounts, $15.1 million relates to stock-based compensation tax deductions in excess of book compensation expense (“APIC NOLs”) as of December 31, 2018, that will be credited to additional paid-in capital when such deductions reduce taxes payable as determined on a "with-and-without" basis. Accordingly, these APIC NOLs will reduce federal taxes payable if realized in future periods, but NOLs related to such benefits are not included in the table above. As of December 31, 2017, we adopted ASU 2016-09 and thereby eliminated all APIC NOLs with a full offset to a valuation allowance.

As of December 31, 2018 and 2017, we also had state net operating loss carryforwards of approximately $20.3 million and $20.4 million, respectively. The state net operating loss carryforwards will begin expiring in 2032.

At December 31, 2018 and 2017, we had U.S. R&D credit carryforwards of approximately $8.7 million and $9.7 million, respectively.

There were no expirations of U.S. NOL carryforwards during 2018 or 2017. U.S. R&D credit carryforwards of $1.2 million expired during 2018. There were no expirations of U.S. R&D credit carryforwards during 2017. The details of our U.S. net operating loss and federal R&D credit carryforward amounts and expiration dates are summarized as follows:

		As of December 31, 2018
Generated	Expiration	U.S. Net Operating Loss Carryforwards	U.S. R&D Credit Carryforwards
1999	2019	$—	$130,359
2000	2020	—	71,713
2001	2021	—	39,128
2002	2022	—	5,350
2003	2023	—	2,905
2004	2024	—	22,861
2005	2025	—	218,332
2006	2026	—	365,541
2007	2027	—	342,898
2008	2028	—	531,539
2009	2029	—	596,843
2010	2030	—	1,094,449
2011	2031	—	1,950,744
2012	2032	18,684,249	468,008
2013	2033	37,450,522	681,772
2014	2034	34,088,874	816,116
2015	2035	25,073,846	492,732
2016	2036	15,581,209	262,257
2017	2037	—	387,892
2018	2038	—	197,547
Total carryforwards		$130,878,700	$8,678,986

During the year ended December 31, 2017, Cardiosonix recorded losses for financial reporting purposes of $5,000. As of December 31, 2016, Cardiosonix had tax loss carryforwards in Israel of approximately $7.7 million. Under Israeli tax law, net operating loss carryforwards do not expire. Due to the uncertainty surrounding the realization of the related deferred tax assets in future tax returns and the Company’s intent to dissolve Cardiosonix in the near term, all of the deferred tax assets were fully offset by a valuation allowance at December 31, 2016. Cardiosonix was legally dissolved in September 2017 and as a result we eliminated all tax loss carryforwards with a full offset to a valuation allowance.

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

Reconciliations between the statutory federal income tax rate and our effective tax rate for continuing operations are as follows:

	2018		2017
	Amount	%	Amount	%
Benefit at statutory rate	$(3,383,491)	(21.0)%	$(6,048,423)	(34.0)%
Adjustments to valuation allowance	2,458,580	15.3%	(26,080,051)	(146.6)%
Adjustments to R&D credit carryforwards	975,840	6.1%	(291,745)	(1.6)%
Tax law changes	—	—	28,731,045	161.5%
Permanent items and other	(60,682)	(0.3)%	(373,315)	(2.2)%
Benefit per financial statements	$(9,753)		$(4,062,489)

See Note 1(p).

18.	Segments

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

The information in the following tables is derived directly from each reportable segment’s financial reporting. Certain revenue and expense amounts in the year ended December 31, 2017 have been reclassified to discontinued operations. See Note 3.

Year Ended December 31, 2018	Diagnostics	Therapeutics	Corporate	Total
Royalty revenue	$15,347	$—	$—	$15,347
License revenue	307,174	—	—	307,174
Grant and other revenue	494,997	351,833	—	846,830
Total revenue	817,518	351,833	—	1,169,351
Cost of revenue	96,636	—	—	96,636
Research and development expenses	3,064,115	1,157,766	—	4,221,881
Selling, general and administrative expenses, excluding depreciation and amortization (a)	—	78,606	7,469,144	7,547,750
Depreciation and amortization (b)	—	—	150,385	150,385
Loss from operations (c)	(2,343,233)	(884,539)	(7,619,529)	(10,847,301)
Other expense (d)	—	—	(5,321,270)	(5,321,270)
Benefit from income taxes	1,413	534	7,806	9,753
Loss from continuing operations	(2,341,820)	(884,005)	(12,932,993)	(16,158,818)
Income from discontinued operations, net of tax effect	1,449	—	—	1,449
Gain on sale of discontinued operations, net of tax effect	43,053	—	—	43,053
Net loss	(2,297,318)	(884,005)	(12,932,993)	(16,114,316)
Total assets, net of depreciation and amortization:
United States	$91,425	24,763	6,878,129	6,994,317
International	14,330		381	14,711
Capital expenditures	—	—	46,192	46,192

Year Ended December 31, 2017	Diagnostics	Therapeutics	Corporate	Total
Royalty revenue	$9,126	$—	$—	$9,126
License revenue	100,000	—	—	100,000
Grant and other revenue	1,506,232	195,079	—	1,701,311
Total revenue	1,615,358	195,079	—	1,810,437
Cost of revenue	3,651	—	—	3,651
Research and development expenses, excluding depreciation and amortization	3,784,255	729,587	—	4,513,842
Selling, general and administrative expenses, excluding depreciation and amortization (a)	—	34,484	10,895,301	10,929,785
Depreciation and amortization (b)	—	—	240,166	240,166
Loss from operations (c)	(2,172,548)	(568,992)	(11,135,467)	(13,877,007)
Other income (expense) (d)	—	—	(3,912,679)	(3,912,679)
Benefit from income taxes	496,127	129,936	3,436,426	4,062,489
Loss from continuing operations	(1,676,421)	(439,056)	(11,611,720)	(13,727,197)
Income from discontinued operations, net of tax effect	88,673,053	—	—	88,673,053
Net income (loss)	86,996,632	(439,056)	(11,611,720)	74,945,856
Total assets, net of depreciation and amortization:
United States	$13,065,871	$49,001	$7,634,237	$20,749,109
International	30,476	—	1,851	32,327
Capital expenditures	—	—	33,690	33,690

(a)

General and administrative expenses, excluding depreciation and amortization, represent costs that relate to the general administration of the Company and as such are not currently allocated to our individual reportable segments. Marketing and selling expenses are allocated to our individual reportable segments.

(b)	Depreciation and amortization is reflected in selling, general and administrative expenses ($150,385 and $240,166 for the years ended December 31, 2018 and 2017, respectively).
(c)	Loss from operations does not reflect the allocation of certain selling, general and administrative expenses, excluding depreciation and amortization, to our individual reportable segments.
(d)

Amounts consist primarily of interest income, interest expense, changes in fair value of financial instruments, and losses on debt extinguishment, which are not currently allocated to our individual reportable segments.

19.	Agreements

a.

Supply Agreements: In November 2009, we entered into a manufacture and supply agreement with Reliable Biopharmaceutical Corporation (“Reliable”) for the manufacture and supply of the Tc99m tilmanocept drug substance. The initial ten-year term of the agreement expires in November 2019, with options to extend the agreement for successive three-year terms. Either party had the right to terminate the agreement upon mutual written agreement, or upon material breach by the other party if not cured within 60 days from the date of written notice of the breach. Total purchases under the manufacture and supply agreement were $0 for the years ended December 31, 2018 and 2017. Upon closing of the Asset Sale to Cardinal Health 414, our contract and open purchase order with Reliable were transferred to Cardinal Health 414.

In September 2013, we entered into a manufacturing services agreement with OSO BioPharmaceuticals Manufacturing, LLC (“OsoBio”) for contract pharmaceutical development, manufacturing, packaging and analytical services for Tc99m tilmanocept. Either party had the right to terminate the agreement upon mutual written agreement, or upon material breach by the other party if not cured within 60 days from the date of written notice of the breach. During the term of agreement, OsoBio was the primary supplier of manufacturing services for Tc99m tilmanocept. In consideration for these services, the Company paid a unit pricing fee. In addition, the Company also paid OsoBio a fee for regulatory and other support services. Total purchases under the manufacturing services agreement were $0 and $250,000 for the years ended December 31, 2018 and 2017, respectively. Upon closing of the Asset Sale to Cardinal Health 414, our contract and open purchase orders with OsoBio were transferred to Cardinal Health 414.

Also in September 2013, we completed a service and supply master agreement with Gipharma S.r.l. (“Gipharma”) for process development, manufacturing and packaging of reduced-mass vials to be sold in the EU. The agreement had an initial term of three years and automatically renewed for an additional one-year periods. In consideration for these services, the Company paid fees as defined in the agreement. Total purchases under the service and supply master agreement were $0 and $14,000 for the years ended December 31, 2018 and 2017, respectively. Following the transfer of the Tc99m tilmanocept Marketing Authorization to SpePharm, our contract with Gipharma was transferred to SpePharm.

b.

Research and Development Agreements In January 2002, we completed a license agreement with UCSD for the exclusive world-wide rights to Tc99m tilmanocept. The license agreement was effective until the later of the expiration date of the longest-lived underlying patent. In July 2014, we amended the license agreement to extend the agreement until the third anniversary of the expiration date of the longest-lived underlying patent. Under the terms of the license agreement, UCSD granted us the exclusive rights to make, use, sell, offer for sale and import licensed products as defined in the agreement and to practice the defined licensed methods during the term of the agreement. We could also sublicense the patent rights, subject to certain sublicense terms as defined in the agreement. In consideration for the license rights, we agreed to pay UCSD a license issue fee of $25,000 and license maintenance fees of $25,000 per year. We also agreed to make payments to UCSD upon successfully reaching certain clinical, regulatory and cumulative sales milestones, and a royalty on net sales of licensed products subject to a $25,000 minimum annual royalty. In addition, we agreed to reimburse UCSD for all patent-related costs and to meet certain diligence targets. Total costs related to the UCSD license agreement for net sales and royalties of Tc99m tilmanocept outside the Territory were $1,000 and $4,000 in 2018 and 2017, respectively, and were recorded in cost of revenue.

In connection with the March 2017 closing of the Asset Sale to Cardinal Health 414, the Company amended and restated its Tc99m tilmanocept license agreement with UCSD pursuant to which UCSD granted a license to the Company to exploit certain intellectual property rights owned by UCSD and, separately, Cardinal Health 414 entered into a license agreement with UCSD pursuant to which UCSD granted a license to Cardinal Health 414 to exploit certain intellectual property rights owned by UCSD for Cardinal Health 414 to sell the Product in the Territory. Pursuant to the Purchase Agreement, in 2017 the Company granted to UCSD a five (5)-year warrant to purchase up to 1 million shares of the Company’s common stock, par value $.001 per share, at an exercise price of $1.50 per share. Total costs related to the amended and restated UCSD license agreement for annual maintenance fees and patent-related costs were $35,000 and $34,000 in 2018 and 2017, respectively, and were recorded in research and development expenses.

In July 2014, the Company executed an expanded license agreement for the exclusive world-wide rights to all diagnostic and therapeutic uses of tilmanocept (other than Tc99m tilmanocept). The license agreement is effective until the third anniversary of the expiration date of the longest-lived underlying patent. Under the terms of the license agreement, UCSD has granted us the exclusive rights to make, use, sell, offer for sale and import licensed products as defined in the agreement and to practice the defined licensed methods during the term of the agreement. We may also sublicense the patent rights, subject to certain sublicense terms as defined in the agreement. As consideration for the license rights, we agreed to pay UCSD a license issue fee of $25,000 and license maintenance fees of $25,000 per year. We also agreed to make payments to UCSD upon successfully reaching certain clinical, regulatory and cumulative sales milestones, and a royalty on net sales of licensed products subject to a $25,000 minimum annual royalty. In addition, we agreed to reimburse UCSD for all patent-related costs and to meet certain diligence targets. Total costs related to the UCSD license agreement for tilmanocept were $250,000 and $253,000 in 2018 and 2017, respectively, and were recorded in research and development expenses.

In December 2011, we executed a license agreement with AstraZeneca AB for NAV4694, a proprietary compound that is primarily intended for use in diagnosing Alzheimer’s disease and other CNS disorders. The license agreement is effective until the later of the tenth anniversary of the first commercial sale of NAV4694 or the expiration of the underlying patents. Under the terms of the license agreement, AstraZeneca granted us an exclusive worldwide royalty-bearing license for NAV4694 with the right to grant sublicenses. In consideration for the license rights, we paid AstraZeneca a license issue fee of $5.0 million upon execution of the agreement. We also agreed to pay AstraZeneca up to $6.5 million in contingent milestone payments based on the achievement of certain clinical development and regulatory filing milestones, and up to $11.0 million in contingent milestone payments due following receipt of certain regulatory approvals and the initiation of commercial sales of the licensed product. In addition, we agreed to pay AstraZeneca a royalty on net sales of licensed and sublicensed products. Total costs (adjustments) related to the AstraZeneca license agreement were $0 and $(70,000) in 2018 and 2017, respectively, and were recorded in research and development expenses.

c.

Employment Agreements: As of December 31, 2018, we had an employment agreement with one of our senior officers. The employment agreement contains termination and/or change in control provisions that would entitle the officer to 4.25 times his annual salary and vest outstanding restricted stock and options to purchase common stock if there is a termination without cause or change in control of the Company (as defined) and his employment terminates. As of December 31, 2018, our maximum contingent liability under this agreement in such an event is approximately $2.0 million. The employment agreement generally also provides for severance, disability and death benefits.

20.	Employee Benefit Plan

We maintain an employee benefit plan under Section 401(k) of the IRC. The plan allows employees to make contributions and we may, but are not obligated to, match a portion of the employee’s contribution with our common stock, up to a defined maximum. We also pay certain expenses related to maintaining the plan. We recorded expenses related to our 401(k) plan of $40,000 and $12,000 during 2018 and 2017, respectively.

21.	Supplemental Disclosure for Statements of Cash Flows

During 2018 and 2017, we paid interest aggregating $8,000 and $7.4 million, respectively. During 2017, we issued 1 million Series NN warrants to UCSD with an estimated fair value of $334,000. During 2018 and 2017, we issued 94,684 and 105,308 shares of our common stock, respectively, as matching contributions to our 401(k) Plan which were valued at $36,000 and $54,000, respectively. In November 2018, we prepaid $393,000 of insurance premiums through the issuance of a note payable to IPFS with an interest rate of 5.1%. In November 2017, we prepaid $396,000 of insurance premiums through the issuance of a note payable to IPFS with an interest rate of 4.0%. As discussed in Note 9, the liability for the additional $200,000 of investments made by Platinum was reclassified to additional paid-in-capital in January 2017. As discussed in Note 15, in November 2018, the Company issued 18.5 million shares of common stock of Navidea to Dr. Goldberg, of which approximately 16.4 million shares valued at $3.2 million were applied as payment of the Platinum debt, including principal and accrued interest of $2.2 million and loss on extinguishment of debt of $1.0 million.

22.	Subsequent Events

On February 11, 2019, Dr. Goldberg represented to the MT Board that he had, without MT Board or shareholder approval, created a subsidiary of MT, transferred all of the assets of MT into the subsidiary, and then issued himself stock in the subsidiary. On February 19, 2019, Navidea notified MT that it was terminating the sublicense effective March 1, 2019 because MT became insolvent in violation of the sublicense agreement. On February 20, 2019, the Board of Directors of MT removed Dr. Goldberg as President and Chief Executive Officer of MT and from any other office of MT to which he may have been appointed or in which he was serving. Dr. Goldberg remains a member of the MT Board, together with Michael Rice and Dr. Claudine Bruck. Mr. Rice and Dr. Bruck remain members of the board of directors of Navidea. The MT Board then appointed Mr. Latkin to serve as President and Chief Executive Officer of MT.

On February 20, 2019, Navidea filed a complaint against Dr. Goldberg in the United States District Court for the Southern District of New York, alleging breach of the Agreement, as well as a breach of the covenant of good faith and fair dealing and to obtain a declaratory judgment that Navidea’s performance under the Agreement is excused and that Navidea is entitled to terminate the Agreement as a result of Dr. Goldberg’s actions.  Also on February 20, 2019, MT initiated a suit against Dr. Goldberg in the Court of Chancery of the State of Delaware, alleging, among other things, breach of fiduciary duty as a director and officer of MT and conversion, and to obtain a declaratory judgment that the transactions Dr. Goldberg caused MT to enter into are void.  On March 13, 2019, the Court of Chancery entered an order maintaining status quo, which provided, among other things, that MT’s board of directors may authorize any act or transaction on behalf of the Company, and that without prior written authorization of the MT board, Dr. Goldberg shall not hold himself out as CEO of MT or purport to act or authorize any action on behalf of MT except as authorized by the MT board.

On March 7, 2019, Dr. Goldberg filed a complaint against Navidea and MT in the United States District Court for the Southern District of New York.  The Complaint alleges a breach of contract claim against both Navidea and MT for failure to pay to Dr. Goldberg funds allegedly due to him under the Platinum Note.  The Complaint further alleges a breach of contract claim against Navidea due to Navidea’s failure to issue 23.5 million shares to Dr. Goldberg, to issue MT Super Voting Common Stock, by removing Dr. Greene from the MT Board of Directors, by appointing Mr. Rice and Dr. Bruck to the MT Board of Directors, and by terminating Dr. Goldberg as CEO of MT. See Note 15.

Except as described above, the Company has evaluated events and transactions subsequent to December 31, 2018 and through the date these consolidated financial statements were included in this Annual Report on Form 10-K and filed with the SEC.