Form 10-Q
period 2019-03-31
NAVIDEA BIOPHARMACEUTICALS, INC.
filed 2019-05-09
CIK 810509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-35076

NAVIDEA BIOPHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	31-1080091
State or Other Jurisdiction of Incorporation or Organization	IRS Employer Identification No.

4995 Bradenton Avenue, Suite 240, Dublin, Ohio	43017-3552
Address of Principal Executive Offices	Zip Code

(614) 793-7500

Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Act.) Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock	NAVB	NYSE American

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,052,322 shares of common stock, par value $.001 per share (as of the close of business on May 1, 2019).

NAVIDEA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018	3

	Consolidated Statements of Operations for the Three-Month Periods Ended March 31, 2019 and 2018 (unaudited)	4

	Consolidated Statements of Comprehensive Loss for the Three-Month Periods Ended March 31, 2019 and 2018 (unaudited)	5

	Consolidated Statement of Stockholders’ Equity for the Three-Month Period Ended March 31, 2019 (unaudited)	6

	Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2019 and 2018 (unaudited)	7

	Notes to the Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

	Forward-Looking Statements	22

	The Company	22

	Technology and Product Candidates	23

	Outlook	26

	Discontinued Operations	27

	Results of Operations	27

	Liquidity and Capital Resources	28

	Off-Balance Sheet Arrangements	29

	Recent Accounting Standards	29

	Critical Accounting Policies	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

	Disclosure Controls and Procedures	30

	Changes in Control Over Financial Reporting	30

PART II – Other Information

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 6.	Exhibits	32

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,470,442	$3,475,881
Available-for-sale securities	600,228	799,270
Accounts and other receivables	9,868	21,151
Prepaid expenses and other	1,149,793	1,299,454
Total current assets	3,230,331	5,595,756
Property and equipment	1,212,089	1,251,185
Less accumulated depreciation and amortization	1,106,155	1,089,013
Property and equipment, net	105,934	162,172
Right-of-use lease assets	406,842	—
Less accumulated amortization	39,400	—
Right-of-use lease assets, net	367,442	—
License agreements, patents and trademarks	480,404	480,404
Less accumulated amortization	59,328	51,912
License agreements, patents and trademarks, net	421,076	428,492
Other assets	834,977	835,107
Total assets	$4,959,760	$7,021,527
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$852,612	$424,718
Accrued liabilities and other	2,122,745	2,517,047
Notes payable	198,798	316,074
Lease liabilities, current	241,985	—
Terminated lease liability, current	—	120,679
Total current liabilities	3,416,140	3,378,518
Lease liabilities	685,985	—
Terminated lease liability	—	468,494
Deferred revenue	700,000	700,000
Other liabilities	63,000	64,055
Total liabilities	4,865,125	4,611,067
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock; $.001 par value; 300,000,000 shares authorized; 10,052,392 and 10,019,535 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	201,048	200,391
Additional paid-in capital	338,377,004	338,265,383
Accumulated deficit	(339,151,954)	(336,722,905)
Accumulated other comprehensive gain (loss)	228	(730)
Total Navidea stockholders' (deficit) equity	(573,674)	1,742,139
Noncontrolling interest	668,309	668,321
Total stockholders’ equity	94,635	2,410,460
Total liabilities and stockholders’ equity	$4,959,760	$7,021,527

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Royalty revenue	$3,150	$795
Sublease revenue	94,408	—
Grant and other revenue	38,474	275,650
Total revenue	136,032	276,445
Cost of revenue	6,126	318
Gross profit	129,906	276,127
Operating expenses:
Research and development	740,583	998,956
Selling, general and administrative	1,822,924	1,776,372
Total operating expenses	2,563,507	2,775,328
Loss from operations	(2,433,601)	(2,499,201)
Other income (expense):
Interest income, net	9,848	31,387
Loss on extinguishment of debt	—	(4,265,434)
Other, net	(1,135)	(4,714)
Total other income (expense), net	8,713	(4,238,761)
Loss before income taxes	(2,424,888)	(6,737,962)
Provision for income taxes	(876)	—
Net loss from continuing operations	(2,425,764)	(6,737,962)
Loss from discontinued operations, net of tax effect	(3,297)	—
Net loss	(2,429,061)	(6,737,962)
Less loss attributable to noncontrolling interest	(12)	(9)
Net loss attributable to common stockholders	$(2,429,049)	$(6,737,953)
Loss per common share (basic and diluted):
Continuing operations	$(0.24)	$(0.83)
Discontinued operations	$—	$—
Attributable to common stockholders	$(0.24)	$(0.83)
Weighted average shares outstanding	10,017,848	8,113,451

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(2,429,061)	$(6,737,962)
Unrealized gain (loss) on available-for-sale securities	958	(176)
Comprehensive loss	$(2,428,103)	$(6,738,138)

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(unaudited)

For the Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Compre- hensive	Non- controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
Balance, January 1, 2019	10,019,535	$200,391	$338,265,383	$(336,722,905)	$(730)	$668,321	$2,410,460
Issued restricted stock	15,000	300	—	—	—	—	300
Issued stock pursuant to Stock Purchase Agreement	17,857	357	49,643	—	—	—	50,000
Stock compensation expense	—	—	61,978	—	—	—	61,978
Comprehensive loss:
Net loss	—	—	—	(2,429,049)	—	(12)	(2,429,061)
Unrealized gain on available-for-sale securities	—	—	—	—	958	—	958
Total comprehensive loss	—	—	—	—	—	—	(2,428,103)
Balance, March 31, 2019	10,052,392	$201,048	$338,377,004	$(339,151,954)	$228	$668,309	$94,635

For the Three Months Ended March 31, 2018
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Compre -hensive	Non- controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
Balance, January 1, 2018	8,110,332	$162,207	$331,128,787	$(319,908,968)	$(2,396)	$668,700	$12,048,330
Impact of adoption of ASC Topic 606	—	—	—	(700,000)	—	—	(700,000)
Issued stock in payment of employee bonuses	22,920	458	164,563	—	—	—	165,021
Issued restricted stock	10,000	200	—	—	—	—	200
Issued stock to 401(k) plan	4,734	95	35,885	—	—	—	35,980
Stock compensation expense	—	—	137,964	—	—	—	137,964
Comprehensive loss:
Net loss	—	—	—	(6,737,953)	—	(9)	(6,737,962)
Unrealized loss on available-for-sale securities	—	—	—	—	(176)	—	(176)
Total comprehensive loss	—	—	—	—	—	—	(6,738,138)
Balance, March 31, 2018	8,147,986	$162,960	$331,467,199	$(327,346,921)	$(2,572)	$668,691	$4,949,357

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,429,061)	$(6,737,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,779	37,987
Compounded interest on long term debt	—	41,624
Stock compensation expense	61,978	137,964
Loss on extinguishment of debt	—	4,265,434
Value of stock issued to employees	—	165,021
Value of stock issued to 401(k) plan for employer matching contributions	—	35,980
Changes in operating assets and liabilities:
Accounts and other receivables	11,283	(7,749)
Prepaid expenses and other assets	(217,651)	50,805
Accounts payable	427,894	(154,811)
Accrued and other liabilities	(68,500)	(79,109)
Deferred revenue	11,940	(15,037)
Net cash used in operating activities	(2,165,338)	(2,259,853)
Cash flows from investing activities:
Maturities of available-for-sale securities	200,000	400,000
Proceeds from return of equipment	26,875	—
Net cash provided by investing activities	226,875	400,000
Cash flows from financing activities:
Proceeds from issuance of common stock	50,300	200
Principal payments on notes payable	(117,276)	(118,337)
Net cash used in financing activities	(66,976)	(118,137)
Net decrease in cash and cash equivalents	(2,005,439)	(1,977,990)
Cash and cash equivalents, beginning of period	3,475,881	2,795,006
Cash and cash equivalents, end of period	$1,470,442	$817,016

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies

a.

Basis of Presentation: The information presented as of March 31, 2019 and for the three-month periods ended March 31, 2019 and 2018 is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Navidea Biopharmaceuticals, Inc. (“Navidea”, the “Company,” or “we”) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The balances as of March 31, 2019 and the results for the interim periods are not necessarily indicative of results to be expected for the year. The consolidated financial statements should be read in conjunction with Navidea’s audited consolidated financial statements for the year ended December 31, 2018, which were included as part of our Annual Report on Form 10-K.

Our consolidated financial statements include the accounts of Navidea and our wholly owned subsidiary, Navidea Biopharmaceuticals Limited, and our majority-owned subsidiary, Macrophage Therapeutics, Inc. (“MT”). All significant inter-company accounts were eliminated in consolidation.

On April 18, 2019, the Company’s Board of Directors approved a one-for-twenty reverse stock split of its issued and outstanding shares of common stock, effective at 12:01 am Eastern Time on April 26, 2019. As a result of the reverse split, each twenty pre-split shares of common stock outstanding automatically combined into one new share of common stock. The number of outstanding common shares was reduced from approximately 201.0 million to approximately 10.1 million shares. The authorized number of shares of common stock was not reduced and remains at 300.0 million. The par value of the Company’s common stock remains unchanged at $0.001 per share after the reverse split. Our consolidated balance sheets, statements of operations, statements of stockholders’ equity, and accompanying notes to the financial statements have been restated, as required, for all periods presented to reflect the reverse stock split as if it had occurred on January 1, 2018. Our consolidated statements of cash flows were not impacted by the reverse stock split. See Note 17.

b.	Financial Instruments and Fair Value: The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

(1)

Cash and cash equivalents, available-for-sale securities, accounts and other receivables, and accounts payable: The carrying amounts approximate fair value because of the short maturity of these instruments.

(2)

Notes payable: The carrying value of our debt at March 31, 2019 and December 31, 2018 primarily consisted of the face amount of the notes plus accrued interest. At March 31, 2019, the fair value of our notes payable was approximately $199,000, equal to the carrying value of $199,000. At December 31, 2018, the fair value of our notes payable was approximately $316,000, equal to the carrying value of $316,000. See Note 9.

(3)

Derivative liabilities: Derivative liabilities are related to certain outstanding warrants which are recorded at fair value. Derivative liabilities totaling $63,000 as of March 31, 2019 and December 31, 2018 were included in other liabilities on the consolidated balance sheets. The assumptions used to calculate fair value as of March 31, 2019 and December 31, 2018 included volatility, a risk-free rate and expected dividends. In addition, we considered non-performance risk and determined that such risk is minimal. Unrealized gains and losses on the derivatives are classified in other expenses as a change in the fair value of financial instruments in the statements of operations. See Note 4.

c.

Revenue Recognition: We currently generate revenue primarily from grants to support various product development initiatives. We generally recognize grant revenue when expenses reimbursable under the grants have been paid and payments under the grants become contractually due.

We also earn revenues related to our licensing and distribution agreements. The consideration we are eligible to receive under our licensing and distribution agreements typically includes upfront payments, reimbursement for research and development costs, milestone payments, and royalties. Each licensing and distribution agreement is unique and requires separate assessment in accordance with current accounting standards. See Note 3.

d.

Recently Adopted Accounting Standards: In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). ASU 2016-02 requires the recognition of right-of-use lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Targeted Improvements to Topic 842, Leases. ASU 2018-10 updates Topic 842 in order to clarify narrow aspects of the guidance issued in ASU 2016-02, Leases (Topic 842). ASU 2018-11 provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). An entity that elects this transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments in ASU 2018-10 and ASU 2018-11 are effective when ASU 2016-02 is effective, for fiscal years beginning after December 15, 2018.

The Company adopted ASU 2016-02, ASU 2018-10 and ASU 2018-11 effective January 1, 2019 using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. Related to the adoption of these standards, the Company made a short-term lease accounting policy election allowing lessees to not recognize right-of-use assets and liabilities for leases with an initial term of 12 months or less.

The adoption of ASU 2016-02 resulted in the recognition of operating lease right-of-use assets and related lease liabilities of approximately $407,000 on the consolidated balance sheet as of January 1, 2019 related to our leases that were previously classified as operating leases, primarily for office space. The adoption of ASU 2016-02 did not materially impact our operating results or liquidity. Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included in Note 10.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards, and that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of ASU 2018-07 did not have a significant impact on our consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements. ASU 2018-09 updates a variety of topics in order to clarify, correct errors, or make minor improvements to the Codification, making it easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. Certain amendments in ASU 2018-09 were effective upon issuance, others are effective for annual periods beginning after December 15, 2018 for public business entities, and some have been made to recently issued guidance and will be subject to the effective dates within the relevant guidance. The adoption of ASU 2018-09 did not have a significant impact on our consolidated financial statements.

2.	Liquidity

As disclosed in the Company’s Annual Report on Form 10-K and other filings, the Company is engaged in ongoing litigation with Capital Royalty Partners II L.P. (“CRG”) and is currently pursuing recovery of $4.1 million and other damages. See Note 11.

The Company was also engaged in litigation with Platinum-Montaur Life Sciences LLC (“Platinum-Montaur”), an affiliate of Platinum Management (NY) LLC, Platinum Partners Value Arbitrage Fund L.P. (“PPVA”), Platinum Partners Capital Opportunity Fund (“PPCO”), Platinum Partners Liquid Opportunity Master Fund L.P., Platinum Liquid Opportunity Management (NY) LLC, and Montsant Partners LLC (collectively, “Platinum”), in which Platinum-Montaur was seeking damages of approximately $1.9 million plus interest. In October 2018, the court granted judgment for Navidea and dismissed all claims in the case, however, in November 2018, Platinum-Montaur filed a notice of appeal. It is not known at this time whether the court will hold oral argument on the appeal or when the court will render its decision. See Notes 9 and 11.

In addition, the Company is engaged in litigation with our former President and Chief Executive Officer, Dr. Michael Goldberg. During the first quarter of 2019, Navidea and MT filed complaints against Dr. Goldberg in New York and Delaware courts, and Dr. Goldberg filed a complaint against Navidea and MT in New York. See Notes 7 and 11.

On March 22, 2019, the Company entered into a Stock Purchase Agreement with John K. Scott, Jr. (the “Investor”), pursuant to which the Company will issue to the Investor in a private placement (the “Private Placement”) up to $3.0 million in shares (the “Securities”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”). The Company plans to use the proceeds from the Private Placement for general working capital purposes, including, without limitation, research and development, and other operating expenses. See Note 12.

The Company is currently engaged in litigation with CRG, Platinum and Dr. Goldberg. In addition, the Company has experienced recurring net losses and has used significant cash to fund its operations. The Company has considerable discretion over the extent of development project expenditures and has the ability to curtail the related cash flows as needed. The recent Private Placement provides for up to $3.0 million of additional working capital. The Company also has funds remaining under outstanding grant awards, and continues working to establish new sources of funding, including collaborations, potential equity investments, and additional grant funding that can augment the balance sheet. However, based on our current working capital and our projected cash burn, and without definitive agreements in place for additional funding, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months following the filing of this Quarterly Report on Form 10-Q.

3.	Revenue from Contracts with Customers

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

The Company also has an agreement in place to provide Meilleur Technologies, Inc., (“Meilleur”), a wholly-owned subsidiary of Cerveau Technologies, Inc. (“Cerveau”), worldwide rights to conduct research using NAV4694, as well as an exclusive license for the development and commercialization of NAV4694 in Australia, Canada, China, and Singapore. Meilleur also has an option to commercialize worldwide.

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

During the three-month periods ended March 31, 2019 and 2018, the Company recognized revenue from contracts with customers of approximately $14,000 and $16,000. During the three-month periods ended March 31, 2019 and 2018, the Company did not recognize any related impairment losses, nor did the Company recognize any revenue from performance obligations associated with long-term contracts that were satisfied (or partially satisfied) in previous periods.

The following tables disaggregate the Company’s revenue from contracts with customers for the three-month periods ended March 31, 2019 and 2018.

Three Months Ended March 31, 2019	Diagnostics
Royalty revenue:
Europe	$3,150

Other revenue:
Additional stability studies	$11,024

Three Months Ended March 31, 2018	Diagnostics
Royalty revenue:
Europe	$795

Other revenue:
Additional stability studies	$15,037

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

Through March 31, 2019, the Company has not capitalized any contract-related costs as contract assets.

The following table summarizes the changes in contract liabilities, the current portion of which is included in accrued liabilities and other in the consolidated balance sheets, during the three-month periods ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Total deferred revenue, beginning of period	$711,024	$26,061
Impact of adoption of ASU 2014-09 and related standards	—	700,000
Revenue recognized from satisfaction of performance obligations	(11,024)	(15,037)
Total deferred revenue, end of period	$700,000	$711,024

The Company had trade receivables of approximately $1,000 and $12,000 outstanding as of March 31, 2019 and December 31, 2018.

In addition to revenue from contracts from customers, we also generate revenue from NIH grants to support various product development initiatives. The new revenue recognition standard applies to revenue from contracts with customers. A customer is defined as a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ongoing major or central operations in exchange for consideration. The Company’s ongoing major or central operations consist of the development and commercialization of precision immunodiagnostic agents and immunotherapeutics. The NIH and its various institutes are responsible for biomedical and public health research and provide major biomedical research funding to non-NIH research facilities and entities such as Navidea. While the Company will directly benefit from any knowledge gained from the project, there is also a public health benefit provided, which justifies the use of public funds in the form of the grants. Based on the nature of the Company’s operations and the terms of the grant awards, Navidea and the NIH do not have a vendor-customer relationship and the grant awards are outside the scope of the new revenue recognition standard. Accordingly, the new revenue recognition standard need not be applied to NIH grants.

4.	Fair Value

The Company’s available-for-sale securities consist of certificates of deposit which are measured using Level 2 inputs.

MT issued warrants to purchase MT Common Stock with certain characteristics including a net settlement provision that require the warrants to be accounted for as a derivative liability at fair value on the consolidated balance sheets. The estimated fair value of the MT warrants is $63,000 at both March 31, 2019 and December 31, 2018, is included in other liabilities on the accompanying consolidated balance sheets, and will continue to be measured on a recurring basis.

The following tables set forth, by level, financial assets and liabilities measured at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of March 31, 2019
Description	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Certificates of deposit	$—	$600,228	$—	$600,228
Liabilities:
Liability related to MT warrants	$—	$—	$63,000	$63,000

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2018
Description	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Certificates of deposit	$—	$799,270	$—	$799,270
Liabilities:
Liability related to MT warrants	$—	$—	$63,000	$63,000

a.	Valuation Processes-Level 3 Measurements: The Company utilizes third-party valuation services that use complex models such as Monte Carlo simulation to estimate the value of our financial liabilities.

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

There were no Level 1 or Level 2 liabilities outstanding at any time during the three-month periods ended March 31, 2019 and 2018. There were no transfers in or out of our Level 1 or Level 2 liabilities during the three-month periods ended March 31, 2019 or 2018. Changes in the estimated fair value of our Level 3 liabilities relating to unrealized gains (losses), if any, are recorded as changes in fair value of financial instruments in the consolidated statements of operations. There was no change in the estimated fair value of our Level 3 liabilities during the three-month periods ended March 31, 2019 and 2018.

5.	Stock-Based Compensation

For the three-month periods ended March 31, 2019 and 2018, our total stock-based compensation expense, which includes reversals of expense for certain forfeited or cancelled awards, was approximately $62,000 and $138,000, respectively. We have not recorded any income tax benefit related to stock-based compensation in either of the three-month periods ended March 31, 2019 and 2018.

A summary of the status of our stock options as of March 31, 2019, and changes during the three-month period then ended, is presented below.

	Three Months Ended March 31, 2019
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at beginning of period	157,908	$24.82
Granted	95,250	5.89
Exercised	—	—
Canceled and Forfeited	(5,300)	8.93
Expired	(350)	11.00
Outstanding at end of period (in years)	247,508	$17.90	7.7	$—
Exercisable at end of period (in years)	84,175	$34.35	4.8	$—

A summary of the status of our unvested restricted stock as of March 31, 2019, and changes during the three-month period then ended, is presented below.

	Three Months Ended March 31, 2019
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at beginning of period	5,000	$7.42
Granted	15,000	2.75
Vested	(5,000)	7.42
Forfeited	—	—
Unvested at end of period	15,000	$2.75

As of March 31, 2019, there was approximately $166,000 of total unrecognized compensation expense related to unvested stock-based awards, which we expect to recognize over the remaining weighted average vesting term of 1.1 years.

6.	Loss Per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares. Diluted loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company include convertible debt, convertible preferred stock, options and warrants.

Diluted loss per common share for the three-month periods ended March 31, 2019 and 2018 excludes the effects of 902,050 and 954,612 common share equivalents, respectively, since such inclusion would be anti-dilutive. The excluded shares consist of common shares issuable upon exercise of outstanding stock options and warrants.

The Company’s unvested restricted stock awards contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”). Therefore, the unvested restricted stock awards are required to be included in the number of shares outstanding for both basic and diluted earnings per share calculations. However, due to our loss from continuing operations, 15,000 and 12,500 shares of unvested restricted stock for the three-month periods ended March 31, 2019 and 2018, respectively, were excluded in determining basic and diluted loss per share from continuing operations because such inclusion would be anti-dilutive.

7.	Investment in Macrophage Therapeutics, Inc.

In August 2018, the Company entered into an Agreement (the “Agreement”) with Dr. Michael Goldberg related to his resignation from his positions as an executive officer and a director of Navidea.  Among other things, the Agreement provided that Dr. Goldberg would become Chief Executive Officer of MT, and that MT would redeem all of Dr. Goldberg’s MT preferred stock and issue to Dr. Goldberg MT super voting common stock equal to 5% of the outstanding shares of MT, subject to execution of one or more additional definitive agreements (the “Definitive Agreements”).  As of the date of filing of this Quarterly Report on Form 10-Q, the Definitive Agreements have not yet been signed.

On February 11, 2019, Dr. Goldberg represented to the MT Board that he had, without MT Board or shareholder approval, created a subsidiary of MT, transferred all of the assets of MT into the subsidiary, and then issued himself stock in the subsidiary. On February 19, 2019, Navidea notified MT that it was terminating the sublicense effective March 1, 2019 because MT became insolvent pursuant to the sublicense agreement. On February 20, 2019, the Board of Directors of MT removed Dr. Goldberg as President and Chief Executive Officer of MT and from any other office of MT to which he may have been appointed or in which he was serving. Dr. Goldberg remains a member of the MT Board, together with Michael Rice and Dr. Claudine Bruck. Mr. Rice and Dr. Bruck remain members of the board of directors of Navidea. The MT Board then appointed Mr. Latkin to serve as President and Chief Executive Officer of MT.

On February 20, 2019, Navidea filed a complaint against Dr. Goldberg in the United States District Court for the Southern District of New York, alleging breach of the Agreement, as well as a breach of the covenant of good faith and fair dealing and to obtain a declaratory judgment that Navidea’s performance under the Agreement is excused and that Navidea is entitled to terminate the Agreement as a result of Dr. Goldberg’s actions.  On April 10, 2019, Dr. Goldberg answered the complaint and asserted counterclaims against Navidea for breach of contract related to the Platinum Note, for tortious interference, and for breach of contract, fraud in the inducement, mutual mistake of fact, unilateral mistake of fact, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, a declaratory judgment, and injunctive relief in connection with the Agreement.  On April 26, 2019, Navidea filed an amended complaint against Dr. Goldberg which added a claim for breach of fiduciary duty seeking damages related to certain actions Dr. Goldberg took while CEO of Navidea.

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

On March 7, 2019, Dr. Goldberg filed a complaint against Navidea and MT in the United States District Court for the Southern District of New York. The complaint alleges a breach of contract claim against both Navidea and MT for failure to pay to Dr. Goldberg funds allegedly due to him under the Platinum Note. The complaint further alleges a breach of contract claim against Navidea due to Navidea’s failure to issue 1,175,000 shares to Dr. Goldberg, to issue MT super voting common stock, by removing Dr. Greene from the MT board of directors, by appointing Mr. Rice and Dr. Bruck to the MT board of directors, and by terminating Dr. Goldberg as CEO of MT. On April 26, 2019, Navidea moved to dismiss the claims related to the Platinum Note and MT filed an answer to the complaint.  See Note 11.

8.	Accounts Payable, Accrued Liabilities and Other

Accrued liabilities and other at March 31, 2019 and December 31, 2018 includes an aggregate of $184,000 and $1.6 million, respectively, due to related parties for accrued termination costs, bonuses and director fees.

9.	Notes Payable

Platinum-Montaur Life Sciences LLC

In July 2012, we entered into an agreement with Platinum-Montaur to provide us with a credit facility of up to $50 million (the “Platinum Loan Agreement”). In March 2017, the Company repaid to PPCO an aggregate of approximately $7.7 million in partial satisfaction of the Company’s liabilities, obligations and indebtedness under the Platinum Loan Agreement between the Company and Platinum-Montaur, which were transferred by Platinum-Montaur to PPCO. In November 2018, the Company issued 925,000 shares of common stock of Navidea to Dr. Goldberg, of which approximately 817,857 shares valued at $3.2 million were applied as payment of the Platinum debt, including principal and accrued interest of $2.2 million and loss on extinguishment of debt of $1.0 million. See Note 11.

During the three-month period ended March 31, 2018, $42,000 of interest was compounded and added to the balance of the Platinum Note.

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

Interest expense related to the IPFS notes payable totaled $4,000 and $2,000 during the three-month periods ended March 31, 2019 and 2018, respectively. The balance of the IPFS note was approximately $199,000 and $316,000 as of March 31, 2019 and December 31, 2018, respectively, and was included in notes payable, current in the consolidated balance sheets.

Summary

During the three-month periods ended March 31, 2019 and 2018, we recorded interest expense of $4,000 and $44,000, respectively, related to our notes payable. Of these amounts, $0 and $42,000 was compounded and added to the balance of our notes payable during the three-month periods ended March 31, 2019 and 2018, respectively.

10.	Leases

We currently lease approximately 5,000 square feet of office space at 4995 Bradenton Avenue, Dublin, Ohio, as our principal offices. The current least term expires in June 2020 and provides for a monthly base rent of approximately $3,000. We also leased approximately 2,000 square feet of office space at 560 Sylvan Avenue, Englewood Cliffs, New Jersey, at a monthly base rent of approximately $3,000. The lease for the New Jersey office space expired on March 31, 2019 and we did not renew.

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

We adopted ASU 2016-02, Leases (Topic 842) effective January 1, 2019. The following table summarizes the impact of the adoption of ASU 2016-02 on our balance sheet.

	Operating Lease Right- of-Use Assets	Operating Lease Liabilities	Terminated Lease Liability	Deferred Rent
Pre-adoption balance	$—	$—	$589,173	$2,587
Change	406,842	998,602	(589,173)	(2,587)
Post-adoption balance	$406,842	$998,602	$—	$—

All of our leases are operating leases and are included in right-of-use lease assets, current lease liabilities and noncurrent lease liabilities on our consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rates or implicit rates, when readily determinable. Short-term operating leases which have an initial term of 12 months or less are not recorded on the consolidated balance sheets.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense is included in selling, general and administrative expenses on our consolidated statements of operations. Total operating lease expense was $66,000 for the three-month period ended March 31, 2019. Sublease revenue was $94,000 for the three-month period ended March 31, 2019.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of March 31, 2019.

Maturity of Lease Liabilities	Operating Lease Payments
2019 (remaining)	$241,915
2020	319,034
2021	306,781
2022	253,339
Total undiscounted operating lease payments	1,121,069
Less imputed interest	193,099
Present value of operating lease liabilities	$927,970

Balance Sheet Classification
Current lease liabilities	$241,985
Noncurrent lease liabilities	685,985
Total operating lease liabilities	$927,970

Other Information
Weighted-average remaining lease term for operating leases (in years)	3.4
Weighted-average discount rate for operating leases	12.3%

An initial right-of-use lease asset of $407,000 was recognized as a non-cash asset addition with the adoption of ASU 2016-02. Cash paid for amounts included in the present value of operating lease liabilities was $97,000 during the three-month period ended March 31, 2019 and is included in operating cash flows.

11.	Commitments and Contingencies

We are subject to legal proceedings and claims that arise in the ordinary course of business.

CRG Litigation

As disclosed in the Company’s Annual Report on Form 10-K and other filings, the Company has been engaged in ongoing litigation with CRG, in its capacity as a lender and as control agent for other affiliated lenders party to the CRG Loan Agreement (collectively, the “Lenders”), in the District Court of Harris County, Texas (the “Texas Court”) relating to CRG’s claims of default under the terms the CRG Loan Agreement. Following a trial in December 2017, the Texas Court ruled that the Company’s total obligation to CRG was in excess of $66.0 million, limited to $66.0 million under the Global Settlement Agreement. The Texas Court acknowledged only the $59.0 million payment made in March 2017, concluding that the Company owed CRG another $7.0 million, however the Texas Court did not expressly take the Company’s June 2016 payment of $4.1 million into account and awarded, as part of the $66.0 million, amounts that had already been paid as part of the $4.1 million. The Company believes that this $4.1 million should be credited against the $7.0 million and is currently appealing the Texas Court’s judgment.  The appeal is fully briefed and the parties await the court of appeals’ ruling.

On April 9, 2018, CRG drew approximately $7.1 million on the Cardinal Health 414 letter of credit.  These were funds to which Navidea would otherwise have been entitled. This was in addition to the $4.1 million and the $59.0 million that Navidea had previously paid to CRG.

The Company has also been engaged in ongoing litigation with CRG in the Court of Common Pleas of Franklin County, Ohio (the “Ohio Court”) related to Navidea’s claims that the Lenders fraudulently induced Navidea to enter into a settlement agreement and breached the terms of the same through certain actions taken by the Lenders in connection with the Global Settlement Agreement reached in 2017, pursuant to which Navidea agreed to pay up to $66.0 million to Lenders, as well as through actions and misrepresentations by CRG after the Global Settlement Agreement was executed.  The currently pending claims in that suit are for breach of contract, conversion and unjust enrichment against the Lenders for their collection of more than $66.0 million, the maximum permitted under the Global Settlement Agreement, and their double recovery of amounts paid as part of the $4.1 million paid in June 2016 and recovered again as part of the $66.0 million. CRG’s double recovery and recovery of more than $66.0 million are due to CRG drawing the entire $7.1 million on the Cardinal Health 414 letter of credit.  The Lenders sought a Writ of Prohibition in the Ohio Supreme Court to prevent this case from moving forward, which was denied, and proceedings have resumed in front of the Ohio Court. Following an unsuccessful mediation on May 7, 2019, discovery is ongoing in the case and it is anticipated that the Company will file a Motion for Summary Judgment sometime in 2019.

CRG filed another lawsuit in the Texas Court in April 2018. This suit seeks a declaratory judgment that CRG did not breach the Global Settlement Agreement by drawing the entire $7.1 million on the Cardinal Health 414 letter of Credit. CRG also alleges that the Company breached the Global Settlement Agreement by appealing the Texas Court’s judgment and by filing the suit in Franklin County, Ohio. The Company moved to dismiss CRG’s claims under the Texas Citizens’ Participation Act. The Texas Court denied the motion to dismiss. The Company filed an interlocutory appeal of the denial of its motion to dismiss. That appeal is fully briefed, and the parties await the court of appeals’ ruling. Proceedings in the Texas Court are stayed pending resolution of that appeal.  See Note 2.

Platinum Litigation

In November 2017, Platinum-Montaur commenced an action against the Company in the Supreme Court of the State of New York, County of New York, seeking damages of approximately $1.9 million purportedly due as of March 3, 2017, plus interest accruing thereafter.  The claims asserted were for breach of contract and unjust enrichment in connection with funds received by the Company under the Platinum Loan Agreement.  The action was subsequently removed to the United States District Court for the Southern District of New York (the “District Court”).  On October 31, 2018, the District Court granted judgment for Navidea and dismissed all claims in the case.  The District Court stated that Platinum-Montaur had no standing to assert any contractual interest in funds that might be due under the Platinum Loan Agreement.  The District Court also disagreed with Platinum-Montaur’s claim of unjust enrichment on similar grounds and found that Platinum-Montaur lacked any sufficient personal stake to maintain claims against Navidea.  The claims against Navidea were dismissed without prejudice on the grounds of lack of standing to pursue the claims asserted.

On November 30, 2018, Platinum-Montaur filed a notice of appeal with the United States Court of Appeals for the Second Circuit claiming that the District Court erred in dismissing Platinum-Montaur’s claims for breach of contract and unjust enrichment. On January 22, 2019, Platinum-Montaur filed its brief in the Second Circuit, asking the Second Circuit to reverse the District Court and remand the case to the District Court for further proceedings. On February 26, 2019, the Company filed its brief in the Second Circuit. It is not known at this time whether the Second Circuit will hold oral argument on this matter or when the Second Circuit will render its decision. See Note 9.

Goldberg Agreement and Litigation

In August 2018, Dr. Michael Goldberg resigned from his positions as an executive officer and a director of Navidea. In connection with Dr. Goldberg’s resignation, Navidea and Dr. Goldberg entered into an agreement (the “Agreement”), with the intent of entering into one or more additional Definitive Agreements, which set forth the terms of the separation from service. Among other things, the Agreement provided that Dr. Goldberg would be entitled to 1,175,000 shares of common stock of Navidea, representing in part payment of accrued bonuses and payment of the balance of the Platinum Note. A portion of the 1,175,000 shares to be issued to Dr. Goldberg will be held in escrow for up to 18 months in order to reimburse Navidea in the event that Navidea is obligated to pay any portion of the Platinum Note to a party other than Dr. Goldberg. Further, the Agreement provided that the Company’s subsidiary, MT, would redeem all of Dr. Goldberg’s preferred stock and issue to Dr. Goldberg super voting common stock equal to 5% of the outstanding shares of MT. In November 2018, the Company issued 925,000 shares of common stock of Navidea to Dr. Goldberg, 250,000 of which were placed in escrow in accordance with the Agreement. As of the date of filing this Quarterly Report on Form 10-Q, Definitive Agreements have not been signed.

On February 11, 2019, Dr. Goldberg represented to the MT Board that he had, without MT Board or shareholder approval, created a subsidiary of MT, transferred all of the assets of MT into the subsidiary, and then issued himself stock in the subsidiary. On February 19, 2019, Navidea notified MT that it was terminating the sublicense effective March 1, 2019 because MT became insolvent pursuant to the sublicense agreement. On February 20, 2019, the Board of Directors of MT removed Dr. Goldberg as President and Chief Executive Officer of MT and from any other office of MT to which he may have been appointed or in which he was serving. Dr. Goldberg remains a member of the MT Board, together with Michael Rice and Dr. Claudine Bruck. Mr. Rice and Dr. Bruck remain members of the board of directors of Navidea. The MT Board then appointed Mr. Latkin to serve as President and Chief Executive Officer of MT.

On February 20, 2019, Navidea filed a complaint against Dr. Goldberg in the United States District Court for the Southern District of New York, alleging breach of the Agreement, as well as a breach of the covenant of good faith and fair dealing and to obtain a declaratory judgment that Navidea’s performance under the Agreement is excused and that Navidea is entitled to terminate the Agreement as a result of Dr. Goldberg’s actions.  On April 10, 2019, Dr. Goldberg answered the complaint and asserted counterclaims against Navidea for breach of contract related to the Platinum Note, for tortious interference, and for breach of contract, fraud in the inducement, mutual mistake of fact, unilateral mistake of fact, negligent misrepresentation, breach of the implied covenant of good faith and fair dealing, a declaratory judgment, and injunctive relief in connection with the Agreement.  On April 26, 2019, Navidea filed an amended complaint against Dr. Goldberg which added a claim for breach of fiduciary duty seeking damages related to certain actions Dr. Goldberg took while CEO of Navidea.

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

On March 7, 2019, Dr. Goldberg filed a complaint against Navidea and MT in the United States District Court for the Southern District of New York.  The complaint alleges a breach of contract claim against both Navidea and MT for failure to pay to Dr. Goldberg funds allegedly due to him under the Platinum Note.  The complaint further alleges a breach of contract claim against Navidea due to Navidea’s failure to issue 1,175,000 shares to Dr. Goldberg, to issue MT super voting common stock, by removing Dr. Greene from the MT board of directors, by appointing Mr. Rice and Dr. Bruck to the MT board of directors, and by terminating Dr. Goldberg as CEO of MT.  On April 26, 2019, Navidea moved to dismiss the claims related to the Platinum Note and MT filed an answer to the complaint.  See Note 7.

NYSE American Continued Listing Standards

On August 14, 2018, the Company received a notification (the “Deficiency Letter”) from the NYSE American stating that Navidea was not in compliance with certain NYSE American continued listing standards relating to stockholders’ equity. Specifically, the Deficiency Letter stated that Navidea is not in compliance with Section 1003(a)(ii) of the NYSE American Company Guide, which requires an issuer to have stockholders’ equity of $4.0 million or more if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. The Deficiency Letter noted that Navidea had stockholders’ equity of $2.1 million as of June 30, 2018, and had reported net losses in four of its five most recent fiscal years ended December 31, 2017.

Navidea was required to submit a plan to the NYSE American by September 14, 2018 advising of actions it has taken or will take to regain compliance with the continued listing standards by February 14, 2020. Navidea submitted a plan by the deadline.

On October 25, 2018, the Company received a notification (the “Acceptance Letter”) from the NYSE American that the Company’s plan to regain compliance was accepted. The Acceptance Letter also stated that the NYSE American had inadvertently omitted an additional deficiency from the Deficiency Letter. Specifically, the Deficiency Letter should have stated that Navidea is not in compliance with Section 1003(a)(iii) of the NYSE American Company Guide, which requires an issuer to have stockholders’ equity of $6.0 million or more if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years. The Acceptance Letter noted that Navidea had stockholders’ equity of $2.1 million as of June 30, 2018, and had reported losses from continuing operations and/or net losses in its five most recent fiscal years ended December 31, 2017.

The Company is required to provide quarterly updates to the NYSE American staff (the “Staff”) concurrent with its interim/annual SEC filings. If Navidea fails to regain compliance with the stockholders’ equity standards by February 14, 2020, the NYSE American would commence delisting procedures.

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

On January 28, 2019, the Company received a notice from the NYSE American that they had granted the Company an extension until March 31, 2019 to regain compliance with Section 1003(f)(v) of the NYSE American’s continued listing standards, and on March 22, 2019, Navidea announced that it was in discussions with the NYSE American regarding the timing of a potential reverse stock split later than March 31, 2019.

On April 2, 2019, the Company received a notification (the “NYSE Letter”) from the NYSE American stating that Navidea was not in compliance with Section 1003(a)(i) of the NYSE American Company Guide, which requires an issuer to have stockholders’ equity of $2.0 million or more if it has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years. The NYSE Letter noted that Navidea’s most recent Form 10-K reported stockholders’ equity of $1.7 million as of December 31, 2018, and that Navidea has reported losses from continuing operations and/or net losses in its five most recent fiscal years ended December 31, 2018. The NYSE Letter advised that the Company must provide the NYSE American with a plan to regain compliance with the price standard by April 15, 2019 in order to be considered for continued trading through its equity plan period end date of February 14, 2020, subject to periodic review of progress consistent with the equity plan.

As previously disclosed, at the Company’s Annual Meeting of Stockholders held on August 16, 2018, the Company’s stockholders approved a proposal authorizing the Company’s Board of Directors to effect a reverse stock split by a ratio of not less than one-for-five and not more than one-for-twenty. On April 18, 2019, the Company’s Board of Directors approved a one-for-twenty reverse stock split of its issued and outstanding shares of common stock, effective at 12:01 am Eastern Time on April 26, 2019. Shares of the Company’s common stock began trading on a split-adjusted basis when the NYSE American market opened on that date. The reverse stock split was effected as part of the Company's plan to regain compliance with the $0.20 minimum bid price continued listing requirement of the NYSE American. See Note 17.

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

On March 22, 2019, the Company entered into the Stock Purchase Agreement with the Investor, pursuant to which the Company will issue to the Investor in a Private Placement up to $3.0 million in shares of the Company’s Common Stock. The Private Placement will occur in multiple tranches. The initial closing occurred on March 22, 2019 (the “Initial Closing”), at which the Investor purchased $50,000 worth of the Securities at a per share price of $2.80, which was the closing price of a share of Common Stock reported on the NYSE American market for the business day immediately before the Initial Closing Date. The remainder of the Securities will be purchased by the Investor from time to time, on such date or dates to be determined by the Company and the Investor, which date will not be later than June 15, 2019 (each, a “Subsequent Closing”, with each of the Initial Closing and any Subsequent Closing being a “Closing”), such amount of Securities agreed upon by the Company and the Investor, at a per share price to be determined in good faith by the Company and the Investor which price may be less than the greater of book or market value of one share of Common Stock within the meaning of the NYSE American standards; provided, that the total amount of Securities sold at any Subsequent Closing shall not exceed (i) $3.0 million worth of the Securities less the aggregate purchase price paid by the Investor to the Company for any Securities purchased at any prior Closing, (ii) the number of shares that may be issued without violating the rules and regulations of the NYSE American, and (iii) the amount of shares that would result in the beneficial ownership in the Company by the Investor and his affiliates being equal to or less than 33.0% of the then issued and outstanding shares of Common Stock. The Company plans to use the proceeds from the Private Placement for general working capital purposes, including, without limitation, research and development, and other operating expenses. See Note 2.

During the three-month periods ended March 31, 2018, we issued 22,920 shares of our common stock valued at $165,000 to our employees as partial payment in lieu of cash for their 2017 bonuses.

During the three-month period ended March 31, 2018, we issued 4,734 shares of our common stock as matching contributions to our 401(k) Plan which were valued at $36,000.

13.	Stock Warrants

At March 31, 2019, there are 818,000 warrants outstanding to purchase Navidea's common stock. The warrants are exercisable at prices ranging from $0.20 to $50.00 per share with a weighted average exercise price of $22.98 per share. The warrants have remaining outstanding terms ranging from five months to 16.5 years.

In addition, at March 31, 2019, there are 300 warrants outstanding to purchase MT Common Stock. The warrants are exercisable at $2,000 per share.

14.	Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with Accounting Standards Codification 740, Income Taxes.  Deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards.  DTAs and DTLs are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on DTAs and DTLs of a change in tax rates is recognized in income in the period that includes the enactment date.

Current accounting standards require a valuation allowance against DTAs if, based on the weight of available evidence, it is more likely than not that some or all of the DTAs may not be realized. Due to the uncertainty surrounding the realization of these DTAs in future tax returns, all of the DTAs have been fully offset by a valuation allowance at March 31, 2019 and December 31, 2018, except the alternative minimum tax (“AMT”) credit carryforward amount described below.

In assessing the realizability of DTAs, management considers whether it is more likely than not that some portion or all of the DTAs will not be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the DTAs are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences or tax carryforwards as of March 31, 2019 except for the AMT credit carryforward.

The Tax Cuts and Jobs Act was signed into law on December 22, 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. The Tax Act repeals the AMT for corporations, and permits any existing AMT credit carryforwards to be used to reduce the regular tax obligation in 2018, 2019 and 2020. Companies may continue using AMT credits to offset any regular income tax liability in years 2018 through 2020, with 50% of remaining AMT credits refunded in each of the 2018, 2019 and 2020 tax years, and all remaining credits refunded in tax year 2021. This results in full realization of an existing AMT credit carryforward irrespective of future taxable income. Accordingly, 50% of the $1.2 million AMT credit carryforwards are included in prepaid and other current assets, and the remaining AMT credit carryforwards are included in noncurrent assets in the consolidated balance sheets as of March 31, 2019 and December 31, 2018.

Current accounting standards include guidance on the accounting for uncertainty in income taxes recognized in the financial statements. Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility. As a result, no liability for uncertain tax positions was recorded as of March 31, 2019 or December 31, 2018 and we do not expect any significant changes in the next twelve months. Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense. As of March 31, 2019, tax years 2015-2018 remained subject to examination by federal and state tax authorities.

As of March 31, 2019, we had approximately $130.9 million of federal and $20.3 million of state net operating loss carryforwards, as well as approximately $8.7 million of federal R&D credit carryforwards.

15.	Segments

We report information about our operating segments using the “management approach” in accordance with current accounting standards. This information is based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance. Our reportable segments are identified based on differences in products, services and markets served. There were no inter-segment sales. We manage our business based on two primary types of drug products: (i) diagnostic substances, including Tc 99m tilmanocept and other diagnostic applications of our Manocept platform, and NAV4694 (sublicensed in April 2018), and (ii) therapeutic development programs, including therapeutic applications of our Manocept platform and all development programs undertaken by MT.

The information in the following tables is derived directly from each reportable segment’s financial reporting.

Three Months Ended March 31, 2019	Diagnostics	Therapeutics	Corporate	Total
Royalty revenue	$3,150	$—	$—	$3,150
Sublease revenue	—	—	94,408	94,408
Grant and other revenue	35,991	2,483	—	38,474
Total revenue	39,141	2,483	94,408	136,032
Cost of revenue	6,126	—	—	6,126
Research and development expenses	740,583	—	—	740,583
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	11,714	1,774,431	1,786,145
Depreciation and amortization (2)	—	—	36,779	36,779
Loss from operations (3)	(707,568)	(9,231)	(1,716,802)	(2,433,601)
Other income (4)	—	—	8,713	8,713
Provision for income taxes	(256)	(3)	(617)	(876)
Net loss from continuing operations	(707,824)	(9,234)	(1,708,706)	(2,425,764)
Loss from discontinued operations, net of tax	(3,297)	—	—	(3,297)
Net loss	(711,121)	(9,234)	(1,708,706)	(2,429,061)
Total assets, net of depreciation and amortization:
United States	$55,213	$2,411	$4,891,112	$4,948,736
International	10,422	—	602	11,024
Capital expenditures	—	—	—	—

Three Months Ended March 31, 2018	Diagnostics	Therapeutics	Corporate	Total
Royalty revenue	$795	$—	$—	$795
Grant and other revenue	232,436	43,214	—	275,650
Total revenue	233,231	43,214	—	276,445
Cost of revenue	318	—	—	318
Research and development expenses	785,011	213,945	—	998,956
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	8,607	1,729,778	1,738,385
Depreciation and amortization (2)	—	—	37,987	37,987
Loss from operations (3)	(552,098)	(179,338)	(1,767,765)	(2,499,201)
Other expense (4)	—	—	(4,238,761)	(4,238,761)
Net loss	(552,098)	(179,338)	(6,006,526)	(6,737,962)
Total assets, net of depreciation and amortization:
United States	$13,077,979	$27,228	$5,189,637	$18,294,844
International	26,055	—	1,328	27,383
Capital expenditures	—	—	—	—

(1)

General and administrative expenses, excluding depreciation and amortization, represent costs that relate to the general administration of the Company and as such are not currently allocated to our individual reportable segments, other than those expenses directly incurred by MT.

(2)	Depreciation and amortization is reflected in selling, general and administrative expenses ($36,779 and $37,987 for the three-month periods ended March 31, 2019 and 2018, respectively).
(3)

Loss from operations does not reflect the allocation of certain selling, general and administrative expenses, excluding depreciation and amortization, to our individual reportable segments, other than those expenses directly incurred by MT.

(4)	Amounts consist primarily of losses on debt extinguishment, interest income and interest expense, which are not currently allocated to our individual reportable segments.

16.	Supplemental Disclosure for Statements of Cash Flows

During the three-month periods ended March 31, 2019 and 2018, we paid interest aggregating $4,000 and $3,000, respectively. During the three-month period ended March 31, 2018, we issued 4,734 shares of our common stock as a matching contribution to our 401(k) Plan which were valued at $36,000.

17.	Subsequent Events

The Company has evaluated events and transactions subsequent to March 31, 2019 and through the date these consolidated financial statements were included in this Form 10-Q and filed with the SEC.

On April 18, 2019, the Company’s Board of Directors approved a one-for-twenty reverse stock split of its issued and outstanding shares of common stock. The reverse split became effective at 12:01 am Eastern Time on April 26, 2019, and shares of the Company’s common stock began trading on a split-adjusted basis when the NYSE American market opened on that date. The reverse stock split was effected as part of the Company's plan to regain compliance with the $0.20 minimum bid price continued listing requirement of the NYSE American.

The Company's common stock continues to trade on the NYSE American under the trading symbol “NAVB,” but now trades under the following new CUSIP number: 63937X202. As a result of the reverse split, each twenty pre-split shares of common stock outstanding automatically combined into one new share of common stock without any action on the part of the stockholders. The number of outstanding common shares was reduced from approximately 201.0 million to approximately 10.1 million shares. The authorized number of shares of common stock was not reduced and remains at 300.0 million.

The reverse stock split affected all issued and outstanding shares of the Company’s common stock. In addition, the reverse split reduced the number of shares of common stock issuable upon the exercise of stock options or warrants outstanding immediately prior to the reverse split, and the number of shares reserved for future issuance under the Company’s existing incentive compensation plan were proportionately reduced. The par value of the Company’s common stock remains unchanged at $0.001 per share after the reverse split. The reverse split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity, except to the extent that the reverse split resulted in some stockholders owning a fractional share as described below.

No fractional shares were issued in connection with the reverse stock split.  Stockholders who would have otherwise been entitled to receive a fractional share were instead entitled to receive a cash payment based on the closing price of the Company’s common stock on April 25, 2019.  Cash-in-lieu payments totaling approximately $3,000 were made on May 6, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, but not limited to:

●	our history of operating losses and uncertainty of future profitability;

●	our ability to successfully complete research and further development of our drug candidates;

●	the timing, cost and uncertainty of obtaining regulatory approvals of our drug candidates;

●	our ability to successfully commercialize our drug candidates;

●	our ability to raise capital sufficient to fund our development programs;

●	our dependence on royalties and grant revenue;

●	our limited product line and distribution channels;

●	advances in technologies and development of new competitive products;

●	our ability to maintain effective control over financial reporting;

●	the outcome of any pending litigation;

●	our ability to comply with NYSE American continued listing standards; and

●	other risk factors set forth in this report and detailed in our most recent Annual Report on Form 10-K and other SEC filings.

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

On March 3, 2017, the Company completed the sale to Cardinal Health 414, LLC (“Cardinal Health 414”) of its assets used, held for use, or intended to be used in operating its business of developing, manufacturing and commercializing a product used for lymphatic mapping, lymph node biopsy, and the diagnosis of metastatic spread to lymph nodes for staging of cancer, including the Company’s radioactive diagnostic agent marketed under the Lymphoseek® trademark for current approved indications by the FDA and similar indications approved by the FDA in the future (the “Acquired Assets”), in Canada, Mexico and the United States. In exchange for the Acquired Assets, Cardinal Health 414 (i) made a cash payment to the Company at closing of approximately $80.6 million after adjustments based on inventory being transferred and an advance of $3.0 million of guaranteed earnout payments as part of the CRG settlement, (ii) assumed certain liabilities of the Company associated with the Product as specified in the Purchase Agreement, and (iii) agreed to make periodic earnout payments (to consist of contingent payments and milestone payments which, if paid, will be treated as additions to the purchase price) to the Company based on net sales derived from the purchased Product.

On April 2, 2018, the Company entered into an Amendment to the Asset Purchase Agreement. Pursuant to the Amendment, Cardinal Health 414 paid the Company approximately $6.0 million and agreed to pay the Company an amount equal to the unused portion of the letter of credit in favor of CRG (not to exceed approximately $7.1 million) promptly after the earlier of (i) the expiration of the letter of credit and (ii) the receipt by Cardinal Health 414 of evidence of the return and cancellation of the letter of credit. In exchange, the obligation of Cardinal Health 414 to make any further contingent payments has been eliminated. Cardinal Health 414 is still obligated to make the milestone payments in accordance with the terms of the earnout provisions of the Purchase Agreement. On April 9, 2018, CRG drew approximately $7.1 million on the letter of credit.

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

Manocept Platform - Diagnostics and Therapeutics Background

Navidea’s Manocept platform is predicated on the ability to specifically target the CD206 mannose receptor expressed primarily on activated macrophages. This flexible and versatile platform serves as a molecular backbone for purpose-built targeted imaging molecules that may significantly impact patient care by providing enhanced diagnostic accuracy, clinical decision-making, and target-specific treatment. This CD206-targeted drug platform is applicable to a range of diagnostic modalities, including single photon emission computed tomography (“SPECT”), positron emission tomography (“PET”), gamma-scanning (both imaging and topical) and intra-operative and/or optical-fluorescence detection, as well as delivery of therapeutic compounds that target macrophages, and their role in a variety of immune- and inflammation-involved diseases. The FDA-approved sentinel node/lymphatic mapping agent, Tc99m tilmanocept, is representative of the ability to successfully exploit this mechanism to develop powerful new products and to expand this technology into additional diagnostic and therapeutic applications.

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

Manocept Platform – Immuno-Diagnostics Clinical Data

Rheumatoid Arthritis

Two Tc99m tilmanocept dose escalation studies in RA have been completed. The first study was completed and included 18 subjects (nine with active disease and nine healthy subjects) dosed subcutaneously (“SC”) with 50 and 200 µg/2mCi Tc99m tilmanocept (ClinicalTrials.gov NCT02683421). The results of this study were presented at five international meetings, including Biotechnology Innovation Organization (“BIO”), Society of Nuclear Medicine and Molecular Imaging (“SNMMI”), and The American College of Rheumatology (“ACR”). In addition, based on completion of extensive preclinical dosing studies pursuant to our dialog with the FDA, we have completed a Phase 1/2 study involving intravenous (“IV”) dosing of 39 subjects with IV-administered Tc99m tilmanocept (ClinicalTrials.gov NCT02865434). In conjunction with this study, we have completed pharmacokinetic, pharmacodynamics and radiation dosimetry phases in human subjects as well. The majority of the costs of these studies have been supported through a Small Business Innovation Research (“SBIR”) grant (NIH/NIAMSD Grant 1 R44 AR067583-01A1). Results were presented at the June 2018 SNMMI meeting. These studies have been combined and submitted for peer review publication and full published results will follow.

In April 2019, the Company received feedback from the FDA regarding the Company’s planned clinical studies that will evaluate joint disease in patients with RA and monitor patient response to therapy.  The Company’s proposed RA studies were discussed with the FDA during an in-person meeting and through follow-up collaborative efforts. The FDA has communicated that the first study, a Phase 2b trial, is aligned with expectations for the studies and that they will continue to work with Navidea as we progress into a second Phase 2b trial correlating Tc99m tilmanocept uptake in RA-involved joints with CD206 immunohistochemistry findings from synovial biopsies and into the planned Phase 3 clinical trials.  In May 2019, we began enrolling patients in the first Phase 2b study, entitled “Evaluation of the Precision and Sensitivity of Tilmanocept Uptake Value (“TUV”) on Tc99m Tilmanocept Planar Imaging” (ClinicalTrials.gov MCT03938636).  This study will provide confirmatory support necessary to initiate Navidea’s Phase 3 study program. The pivotal Phase 3 study program will assess joint disease status and monitor patient response to therapy.

Cardiovascular Disease (“CV”)

In collaboration with researchers at Massachusetts General Hospital, Navidea has completed one and has initiated a second clinical study evaluating Tc99m tilmanocept’s ability to enable imaging of atherosclerotic plaques. Results of these studies provide strong preliminary evidence of the potential of Tc99m tilmanocept to accumulate specifically in and enable imaging of non-calcified atherosclerotic plaques. Non-calcified atherosclerotic plaques include plaques with morphologies indicating a high risk of rupture. Rupture of such plaques causes myocardial infarctions (heart attacks) and a significant portion of ischemic strokes. The studies compared aortic Tc99m tilmanocept uptake imaged by SPECT/CT in clinically asymptomatic subjects with intermediate Framingham Risk Scores (“FRS”) who were infected with Human Immunodeficiency Virus (“HIV”) as compared to healthy, uninfected, FRS and age-matched subjects. Tc99m tilmanocept SPECT/CT images were compared to aortic images of the same subjects obtained by contrast enhanced coronary computed tomography angiography and/or [18F]NaF PET/CT.

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

We have also commenced a second Phase1/2 study in cooperation with Massachusetts General Hospital in subjects with HIV that expands the original study in both the scope of the drug administration as well as the diagnostic assessment of the subjects. This study will enroll up to 24 AIDS subjects and healthy controls in imaging non-calcified plaque using IV and SC-administered Tc99m tilmanocept and will expand the initial investigation to the assessment of aortic plaque as well as carotid and coronary arteries. Initial images from this study are currently being evaluated.

Kaposi’s Sarcoma

We initiated and completed a study of KS in 2015 (ClinicalTrials.gov NCT022201420) and received additional funding from the National Institutes of Health (“NIH”) in 2016 to continue diagnostic studies in this disease. The new support not only continues the imaging of the cutaneous form of this disease but expands this to imaging of visceral disease via IV administration of Tc99m tilmanocept (NIH/NCI 1 R44 CA192859-01A1; ClinicalTrials.gov NCT03157167). This now-escalated study includes a pathology/biopsy component as well as an imaging component to determine pathology concordance with image assessment. We received Institutional Review Board approval of the clinical protocol and initiated a Phase 1/2 clinical study in KS in 2017. This trial is currently ongoing with expected completion in late 2019.

Colorectal Cancer (“CRC”) and Synchronous Liver Metastases

During 2017, we initiated an imaging study in subjects with CRC and liver metastases via IV administration of Tc99m tilmanocept. This study was supported through a SBIR grant (NIH/NCI 1 R44 CA1962783-01A1; ClinicalTrials.gov NCT03029988). The trial intended to enroll up to 12 subjects with dose modification. After an interim analysis of the first three completed subjects, a decision was made to not continue with the trial and the study is now closed. An initial presentation took place at SNMMI in June of 2018. An additional report has been submitted to the National Cancer Institute (“NCI”) on the early results of this study.

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

Tuberculosis (“TB”)

In April 2019, we announced that Professor Mike Sathekge, MBChB, M. Med (Nuclear Medicine), PhD, Professor and Head of the Department of Nuclear Medicine in the Faculty of Health Sciences at the University of Pretoria/Steve Biko Academic Hospital, plans to initiate a comparative study evaluating the use of tilmanocept in patients with TB. The purpose of the study is to explore using 68Ga tilmanocept as an aid in TB patient management while contributing to the better understanding of the biology of TB granulomas. The TB granuloma plays multiple roles in tuberculous infection, although much remains unknown about its biology. Macrophages constitute one of the most abundant cell types in the TB granuloma. A molecular probe such as 68Ga-labeled tilmanocept targeting mannose receptor CD206 expressed on macrophages, therefore, holds great promise not only in understanding the behavior of TB granulomas, but may serve as a vehicle for delivering therapeutic interventions in the future. Comparing findings on 68Ga tilmanocept PET/CT and FDG PET/CT will contribute to the understanding of the biology of TB granuloma. Navidea would provide tilmanocept for use in this study. Successful completion of this study could lead to an extended claim of 68Ga-tilmanocept.

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

See Notes 7 and 11 to the accompanying consolidated financial statements.

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

Outlook

Our operating expenses in recent years have been focused primarily on support of our Manocept platform, therapeutic product development, and Tc99m tilmanocept. We incurred approximately $741,000 and $999,000 in total on research and development activities during the three-month periods ended March 31, 2019 and 2018, respectively. Of the total amounts we spent on research and development during those periods, excluding costs related to our internal research and development headcount and our general and administrative staff which we do not currently allocate among the various development programs that we have underway, we incurred out-of-pocket charges by program as follows:

	Three Months Ended March 31,
Development Program (a)	2019	2018
Manocept Platform (b)	$205,160	$189,279
Macrophage Therapeutics (b)	166,988	278,749
Tc99m Tilmanocept	9,750	115,122

(a)	Certain development program expenditures were offset by grant reimbursement revenues totaling $21,000 and $233,000 during the three-month periods ended March 31, 2019 and 2018, respectively.
(b)	Certain 2018 amounts have been reclassified from Manocept Platform to Macrophage Therapeutics to conform to 2019 presentation.

The divestiture of NAV4694 decreased our development costs over the past year, however we expect our total research and development expenses, including out-of-pocket charges as well as internal headcount and support costs, to be higher in 2019 than in 2018.

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

We expect to focus the majority of our efforts on the advancement of our efforts with our Manocept platform. In the near term, we plan to begin three clinical studies in RA during the course of 2019 and complete those clinical trials by the end of 2020.

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

Discontinued Operations

In March 2017, Navidea completed the Asset Sale to Cardinal Health 414, as discussed previously under “The Company.” On April 2, 2018, the Company entered into an Amendment to the Asset Purchase Agreement. Pursuant to the Amendment, Cardinal Health 414 paid the Company approximately $6.0 million and agreed to pay the Company an amount equal to the unused portion of the letter of credit in favor of CRG (not to exceed approximately $7.1 million) promptly after the earlier of (i) the expiration of the letter of credit and (ii) the receipt by Cardinal Health 414 of evidence of the return and cancellation of the letter of credit. In exchange, the obligation of Cardinal Health 414 to make any further contingent payments has been eliminated. Cardinal Health 414 is still obligated to make the milestone payments in accordance with the terms of the earnout provisions of the Purchase Agreement. On April 9, 2018, CRG drew approximately $7.1 million on the letter of credit.

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

Three Months Ended March 31, 2019 and 2018

Sublease Revenue. During the first quarter of 2019, we recognized $94,000 of sublease revenue from the sublease of our former headquarters. No sublease revenue was recognized during the first quarter of 2018. The increase is due to the new lease accounting standards which were effective January 1, 2019.

Grant and Other Revenue. During the first quarter of 2019, we recognized $38,000 of grant and other revenue as compared to $276,000 in the first quarter of 2018. Grant revenue of $21,000 and $233,000 during the first quarters of 2019 and 2018, respectively, was primarily related to SBIR grants from the NIH supporting Manocept development.

Research and Development Expenses. Research and development expenses decreased $258,000, or 26%, to $741,000 during the first quarter of 2019 from $999,000 during the same period in 2018. The decrease was primarily due to net decreases in drug project expenses related to (i) decreased therapeutics development costs of $112,000 including decreased regulatory consulting costs and decreased clinical trial costs, offset by increased manufacturing-related activities; (ii) decreased Tc99m tilmanocept development costs of $105,000 including decreased manufacturing-related activities; and (iii) decreased NAV4694 development costs of $25,000 including decreased clinical development costs; offset by (iv) increased Manocept development costs of $16,000 including increased manufacturing-related activities offset by decreased clinical trial costs. The net decrease in research and development expenses also included decreased compensation including incentive-based awards of $42,000 related to net decreased salaries and headcount.

Selling, General and Administrative Expenses. Selling, general and administrative expenses remained steady at $1.8 million during each of the first quarters of 2019 and 2018. Increased legal and professional services of $185,000 and increased lease expenses of $120,000 due to the new lease accounting standards which were effective January 1, 2019 were offset by decreased compensation of $119,000 and decreased investor relations costs of $47,000.

Other Income (Expense). Other income, net, was $9,000 during the first quarter of 2019 as compared to other expense, net of $4.2 million during the same period in 2018. We recorded a loss on extinguishment of the CRG debt of $4.3 million during the first quarter of 2018. During the first quarters of 2019 and 2018, we recognized interest income of $13,000 and $76,000, respectively. Interest income in the first quarter of 2018 was primarily related to the guaranteed consideration due from Cardinal Health 414, which was discounted to present value at the closing date of the Asset Sale. For the first quarter of 2018, we recorded non-cash interest expense of $42,000 related to interest that was compounded and added to the principal balance of the Platinum debt.

Liquidity and Capital Resources

Cash balances decreased to $1.5 million at March 31, 2019 from $3.5 million at December 31, 2018. The net decrease was primarily due to cash used to fund our operations of $2.2 million and payments on notes payable of $117,000, offset by maturities of available-for-sale securities of $200,000 and proceeds from issuance of common stock of $50,000.

Operating Activities. Cash used in operations was $2.2 million during the first quarter of 2019 compared to $2.3 million used during the same period in 2018.

Prepaid expenses and other current assets decreased to $1.1 million at March 31, 2019 from $1.3 million at December 31, 2018, primarily due to normal amortization of prepaid insurance.

Accounts payable increased to $853,000 at March 31, 2019 from $425,000 at December 31, 2018, primarily driven by net increased payables due for legal and professional services. Accrued liabilities and other current liabilities decreased to $2.1 million at March 31, 2019 from $2.5 million at December 31, 2018, primarily related to decreased accruals for compensation and Manocept development costs. Our payable and accrual balances will continue to fluctuate but will likely increase overall as we increase our development activity related to the Manocept platform.

Investing Activities. Investing activities provided $227,000 during the first quarter of 2019 compared to $400,000 during the same period in 2018. Maturities of available-for-sale securities provided $200,000 and $400,000 during the first quarters of 2019 and 2018, respectively.

Financing Activities. Financing activities used $67,000 during the first quarter of 2019 compared to $118,000 during the same period in 2018. The $67,000 used by financing activities in the first quarter of 2019 consisted primarily of principal payments on financed insurance premiums of $117,000, offset by proceeds from issuance of common stock of $50,000. The $118,000 used by financing activities in the first quarter of 2018 consisted primarily of principal payments on financed insurance premiums.

Private Placement

See Notes 2 and 12 to the accompanying consolidated financial statements.

CRG Litigation

See Notes 2 and 11 to the accompanying consolidated financial statements.

Platinum Litigation

See Notes 2, 9 and 11 to the accompanying consolidated financial statements.

Goldberg Agreement and Litigation

See Notes 2, 7 and 11 to the accompanying consolidated financial statements.

Summary

Our future liquidity and capital requirements will depend on a number of factors, including the ability of our distribution partners to achieve market acceptance of our products, our ability to complete the development and commercialization of new products, our ability to monetize our investment in non-core technologies, our ability to obtain milestone or development funds from potential development and distribution partners, regulatory actions by the FDA and international regulatory bodies, the ability to procure required financial resources, the outcome of any pending litigation, and intellectual property protection.

We plan to focus our resources during the remainder of 2019 primarily on development of products based on the Manocept platform. Although management believes that it will be able to achieve this objective, it is subject to a number of variables beyond our control, including the nature and timing of any partnering opportunities, the ability to modify contractual commitments made in connection with these programs, and the timing and expense associated with suspension or alteration of clinical trials, and consequently we may need to seek additional financing in order to support our planned development programs.

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

The Company is currently engaged in litigation with CRG, Platinum and Dr. Goldberg. In addition, the Company has experienced recurring net losses and has used significant cash to fund its operations. The Company has considerable discretion over the extent of development project expenditures and has the ability to curtail the related cash flows as needed. The recent Private Placement provides for up to $3.0 million of additional working capital. The Company also has funds remaining under outstanding grant awards, and continues working to establish new sources of funding, including collaborations, potential equity investments, and additional grant funding that can augment the balance sheet. However, based on our current working capital and our projected cash burn, and without definitive agreements in place for additional funding, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months following the filing of this Quarterly Report on Form 10-Q. See Note 2 to the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Changes in Control Over Financial Reporting

During the quarter ended March 31, 2019, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 to the accompanying consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes to the Company's risk factors as previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 15, 2019.

Item 6. Exhibits

3.1

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Navidea Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 26, 2019).

10.1	Stock Purchase Agreement, dated March 22, 2019, between Navidea Biopharmaceuticals, Inc. and John K. Scott, Jr.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVIDEA BIOPHARMACEUTICALS, INC.
(the Company)
May 9, 2019

By:	/s/ Jed A. Latkin

Jed A. Latkin
Chief Executive Officer, Chief Operating Officer and Chief Financial Officer
(Authorized Officer; Principal Executive, Financial and Accounting Officer)