Form 10-Q
period 2019-06-30
NAVIDEA BIOPHARMACEUTICALS, INC.
filed 2019-08-09
CIK 810509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,059,406 shares of common stock, par value $.001 per share (as of the close of business on August 1, 2019).

NAVIDEA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of June 30, 2019 (unaudited) and December 31, 2018	3

	Consolidated Statements of Operations for the Three-Month and Six-Month Periods Ended June 30, 2019 and 2018 (unaudited)	4

	Consolidated Statements of Comprehensive Loss for the Three-Month and Six-Month Periods Ended June 30, 2019 and 2018 (unaudited)	5

	Consolidated Statements of Stockholders’ Equity for the Six-Month Periods Ended June 30, 2019 and 2018 (unaudited)	6

	Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2019 and 2018 (unaudited)	7

	Notes to the Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

	Forward-Looking Statements	25

	The Company	25

	Technology and Product Candidates	26

	Outlook	29

	Discontinued Operations	30

	Results of Operations	30

	Liquidity and Capital Resources	31

	Off-Balance Sheet Arrangements	32

	Recent Accounting Standards	33

	Critical Accounting Policies	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	34

	Disclosure Controls and Procedures	34

	Changes in Control Over Financial Reporting	34

PART II – Other Information

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 6.	Exhibits	36

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,062,857	$3,475,881
Available-for-sale securities	200,188	799,270
Accounts and other receivables	206,863	21,151
Prepaid expenses and other	1,004,890	1,299,454
Total current assets	6,474,798	5,595,756
Property and equipment	1,212,090	1,251,185
Less accumulated depreciation and amortization	1,135,466	1,089,013
Property and equipment, net	76,624	162,172
Right-of-use lease assets	397,783	—
Less accumulated amortization	60,901	—
Right-of-use lease assets, net	336,882	—
License agreements, patents and trademarks	480,404	480,404
Less accumulated amortization	66,744	51,912
License agreements, patents and trademarks, net	413,660	428,492
Other assets	828,431	835,107
Total assets	$8,130,395	$7,021,527
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$673,021	$424,718
Accrued liabilities and other	2,323,144	2,517,047
Notes payable	80,024	316,074
Lease liabilities, current	250,946	—
Terminated lease liability, current	—	120,679
Deferred revenue, current	495,000	—
Total current liabilities	3,822,135	3,378,518
Lease liabilities	613,753	—
Terminated lease liability	—	468,494
Deferred revenue	700,000	700,000
Other liabilities	63,000	64,055
Total liabilities	5,198,888	4,611,067
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock; $.001 par value; 300,000,000 shares authorized; 18,059,406 and 10,019,535 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	209,056	200,391
Additional paid-in capital	343,879,087	338,265,383
Accumulated deficit	(341,825,130)	(336,722,905)
Accumulated other comprehensive gain (loss)	188	(730)
Total Navidea stockholders' equity	2,263,201	1,742,139
Noncontrolling interest	668,306	668,321
Total stockholders’ equity	2,931,507	2,410,460
Total liabilities and stockholders’ equity	$8,130,395	$7,021,527

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Royalty revenue	$5,940	$6,665	$9,090	$7,460
License revenue	9,953	257,709	9,953	257,709
Grant and other revenue	244,199	277,753	282,673	553,403
Total revenue	260,092	542,127	301,716	818,572
Cost of revenue	238	35,392	6,364	35,710
Gross profit	259,854	506,735	295,352	782,862
Operating expenses:
Research and development	1,070,642	1,142,718	1,811,225	2,141,674
Selling, general and administrative	1,861,600	1,789,399	3,590,116	3,565,771
Total operating expenses	2,932,242	2,932,117	5,401,341	5,707,445
Loss from operations	(2,672,388)	(2,425,382)	(5,105,989)	(4,924,583)
Other (expense) income:
Interest income (expense), net	1,630	(23,547)	11,478	7,840
Loss on extinguishment of debt	—	—	—	(4,265,434)
Other, net	(3,220)	2,828	(4,356)	(1,886)
Total other (expense) income, net	(1,590)	(20,719)	7,122	(4,259,480)
Loss before income taxes	(2,673,978)	(2,446,101)	(5,098,867)	(9,184,063)
Benefit from (provision for) income taxes	168	10,929	(708)	10,929
Loss from continuing operations	(2,673,810)	(2,435,172)	(5,099,575)	(9,173,134)
Discontinued operations, net of tax effect
Gain (loss) from discontinued operations	632	(1,938)	(2,665)	(1,938)
Gain on sale	—	43,053	—	43,053
Net loss	(2,673,178)	(2,394,057)	(5,102,240)	(9,132,019)
Less loss attributable to noncontrolling interest	(3)	(16)	(15)	(25)
Net loss attributable to common stockholders	$(2,673,175)	$(2,394,041)	$(5,102,225)	$(9,131,994)
Loss per common share (basic and diluted):
Continuing operations	$(0.24)	$(0.30)	$(0.48)	$(1.13)
Discontinued operations	$—	$0.01	$—	$0.01
Attributable to common stockholders	$(0.24)	$(0.29)	$(0.48)	$(1.12)
Weighted average shares outstanding	11,096,834	8,135,849	10,560,265	8,124,711

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(2,673,178)	$(2,394,057)	$(5,102,240)	$(9,132,019)
Unrealized (loss) gain on available-for-sale securities	(40)	508	918	332
Comprehensive loss	$(2,673,218)	$(2,393,549)	$(5,101,322)	$(9,131,687)

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(unaudited)

For the Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Compre- hensive	Non- controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
Balance, January 1, 2019	10,019,535	$200,391	$338,265,383	$(336,722,905)	$(730)	$668,321	$2,410,460
Issued restricted stock	15,000	300	—	—	—	—	300
Issued stock pursuant to Stock Purchase Agreement	17,857	357	49,643	—	—	—	50,000
Stock compensation expense	—	—	61,978	—	—	—	61,978
Comprehensive loss:
Net loss	—	—	—	(2,429,049)	—	(12)	(2,429,061)
Unrealized gain on available-for-sale securities	—	—	—	—	958	—	958
Total comprehensive loss	—	—	—	—	—	—	(2,428,103)
Balance, March 31, 2019	10,052,392	201,048	338,377,004	(339,151,954)	228	668,309	94,635
Rounding adjustments related to reverse stock split	(1,114)	—	(3,385)	—	—	—	(3,385)
Issued stock to 401(k) plan	8,128	8	19,580	—	—	—	19,588
Shares issued for public offering, net of offering costs of $841,559	8,000,000	8,000	5,158,441	—	—	—	5,166,441
Value of warrants issued in connection with public offering	—	—	261,288	—	—	—	261,288
Stock compensation expense	—	—	66,159	—	—	—	66,159
Comprehensive loss:
Net loss	—	—	—	(2,673,176)	—	(3)	(2,673,179)
Unrealized loss on available-for-sale securities	—	—	—	—	(40)	—	(40)
Total comprehensive loss	—	—	—	—	—	—	(2,673,219)
Balance, June 30, 2019	18,059,406	$209,056	$343,879,087	$(341,825,130)	$188	$668,306	$2,931,507

For the Six Months Ended June 30, 2018
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Compre- hensive	Non- controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
Balance, January 1, 2018	8,110,332	$162,207	$331,128,787	$(319,908,968)	$(2,396)	$668,700	$12,048,330
Impact of adoption of ASC Topic 606	—	—	—	(700,000)	—	—	(700,000)
Issued stock in payment of employee bonuses	22,920	458	164,563	—	—	—	165,021
Issued restricted stock	10,000	200	—	—	—	—	200
Issued stock to 401(k) plan	4,734	95	35,885	—	—	—	35,980
Stock compensation expense	—	—	137,964	—	—	—	137,964
Comprehensive loss:
Net loss	—	—	—	(6,737,953)	—	(9)	(6,737,962)
Unrealized loss on available-for-sale securities	—	—	—	—	(176)	—	(176)
Total comprehensive loss	—	—	—	—	—	—	(6,738,138)
Balance, March 31, 2018	8,147,986	162,960	331,467,199	(327,346,921)	(2,572)	668,691	4,949,357
Issued stock in payment of employee bonuses	33,018	660	151,221				151,881
Stock compensation expense	—	—	79,183	—	—	—	79,183
Comprehensive loss:
Net loss	—	—	—	(2,394,041)	—	(16)	(2,394,057)
Unrealized gain on available-for-sale securities	—	—	—	—	508	—	508
Total comprehensive loss	—	—	—	—	—	—	(2,393,549)
Balance, June 30, 2018	8,181,004	$163,620	$331,697,603	$(329,740,962)	$(2,064)	$668,675	$2,786,872

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,102,240)	$(9,132,019)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	73,505	75,498
Compounded interest on long term debt	—	84,576
Stock compensation expense	128,137	217,147
Loss on extinguishment of debt	—	4,265,434
Value of stock issued to employees	—	316,902
Value of stock issued to 401(k) plan for employer matching contributions	19,588	35,980
Changes in operating assets and liabilities:
Accounts and other receivables	(185,712)	12,573,372
Prepaid expenses and other assets	(35,643)	371,538
Accounts payable	248,303	(401,323)
Accrued and other liabilities	91,593	(112,274)
Deferred revenue	483,976	(5,037)
Net cash (used in) provided by operating activities	(4,278,493)	8,289,794
Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	400,000	200,000
Maturities of available-for-sale securities	200,000	800,000
Proceeds from return (payments for purchases) of equipment	26,875	(3,165)
Net cash provided by investing activities	626,875	996,835
Cash flows from financing activities:
Proceeds from issuance of common stock	6,046,915	200
Payment of common stock issuance costs	(572,271)	—
Payment of debt-related costs	—	(7,153,000)
Principal payments on notes payable	(236,050)	(237,862)
Net cash provided by (used in) financing activities	5,238,594	(7,390,662)
Net increase in cash and cash equivalents	1,586,976	1,895,967
Cash and cash equivalents, beginning of period	3,475,881	2,795,006
Cash and cash equivalents, end of period	$5,062,857	$4,690,973

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies

a.

Basis of Presentation: The information presented as of June 30, 2019 and for the three-month and six-month periods ended June 30, 2019 and 2018 is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Navidea Biopharmaceuticals, Inc. (“Navidea”, the “Company,” or “we”) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The balances as of June 30, 2019 and the results for the interim periods are not necessarily indicative of results to be expected for the year. The consolidated financial statements should be read in conjunction with Navidea’s audited consolidated financial statements for the year ended December 31, 2018, which were included as part of our Annual Report on Form 10-K.

Our consolidated financial statements include the accounts of Navidea and our wholly owned subsidiary, Navidea Biopharmaceuticals Limited, and our majority-owned subsidiary, Macrophage Therapeutics, Inc. (“MT”). All significant inter-company accounts were eliminated in consolidation.

On April 26, 2019, the Company effected a one-for-twenty reverse stock split of its issued and outstanding shares of common stock. As a result of the reverse split, each twenty pre-split shares of common stock outstanding automatically combined into one new share of common stock. The number of outstanding common shares was reduced from approximately 201.0 million to approximately 10.1 million shares. The authorized number of shares of common stock was not reduced and remains at 300.0 million. The par value of the Company’s common stock remains unchanged at $0.001 per share after the reverse split. Our consolidated balance sheets, statements of operations, statements of stockholders’ equity, and accompanying notes to the financial statements have been restated, as required, for all periods presented to reflect the reverse stock split as if it had occurred on January 1, 2018. Our consolidated statements of cash flows were not impacted by the reverse stock split.

b.	Financial Instruments and Fair Value: The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

(1)

Cash and cash equivalents, available-for-sale securities, accounts and other receivables, and accounts payable: The carrying amounts approximate fair value because of the short maturity of these instruments.

(2)

Notes payable: The carrying value of our debt at June 30, 2019 and December 31, 2018 primarily consisted of the face amount of the notes plus accrued interest. At June 30, 2019, the fair value of our notes payable was approximately $80,000, equal to the carrying value of $80,000. At December 31, 2018, the fair value of our notes payable was approximately $316,000, equal to the carrying value of $316,000. See Note 9.

(3)

Derivative liabilities: Derivative liabilities are related to certain outstanding warrants which are recorded at fair value. Derivative liabilities totaling $63,000 as of June 30, 2019 and December 31, 2018 were included in other liabilities on the consolidated balance sheets. The assumptions used to calculate fair value as of June 30, 2019 and December 31, 2018 included volatility, a risk-free rate and expected dividends. In addition, we considered non-performance risk and determined that such risk is minimal. Unrealized gains and losses on the derivatives, if any, are classified in other expenses as a change in the fair value of financial instruments in the statements of operations. See Note 4.

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

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Targeted Improvements to Topic 842, Leases. ASU 2018-10 updates Topic 842 in order to clarify narrow aspects of the guidance issued in ASU 2016-02, Leases (Topic 842). ASU 2018-11 provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current U.S. GAAP (Topic 840, Leases). An entity that elects this transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments in ASU 2018-10 and ASU 2018-11 are effective when ASU 2016-02 is effective, for fiscal years beginning after December 15, 2018.

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

The Company was also engaged in litigation with Platinum-Montaur Life Sciences LLC (“Platinum-Montaur”), an affiliate of Platinum Management (NY) LLC, Platinum Partners Value Arbitrage Fund L.P. (“PPVA”), Platinum Partners Capital Opportunity Fund (“PPCO”), Platinum Partners Liquid Opportunity Master Fund L.P., Platinum Liquid Opportunity Management (NY) LLC, and Montsant Partners LLC (collectively, “Platinum”), in which Platinum-Montaur was seeking damages of approximately $1.9 million plus interest.  In October 2018, the court granted judgment for Navidea and dismissed all claims in the case, however, in November 2018, Platinum-Montaur filed a notice of appeal.  Oral argument has been scheduled before the United States Court of Appeals for the Second Circuit (the “Second Circuit”) on September 5, 2019 and the court will issue its decision at some time thereafter. See Notes 9 and 11.

In addition, the Company is engaged in litigation with our former President and Chief Executive Officer, Dr. Michael Goldberg. See Notes 7 and 11.

On June 18, 2019, the Company completed an underwritten public offering of 8,000,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) pursuant to an underwriting agreement (the “Underwriting Agreement”), dated June 13, 2019, between the Company and H.C. Wainwright & Co., LLC (the “Underwriter”) at a price to the public of $0.75 per share.  Of the 8,000,000 total Shares, 4,000,000 shares were placed with existing investor John K. Scott, Jr. (the “Investor”), at a price of $0.75 per share. Pursuant to the Underwriting Agreement, the Underwriter purchased the remaining 4,000,000 Shares from the Company at a price of $0.69375 per share.  After underwriting discounts, commissions, fees and expenses paid to the Underwriter, the Company received net proceeds from the offering of $5,555,000.  The Company intends to use the net proceeds from the offering to fund its research and development programs, including continuing to advance its Phase 2b and Phase 3 clinical trials of Tc99m tilmanocept in patients with rheumatoid arthritis, and for general working capital purposes and other operating expenses.

The Company is currently engaged in litigation with CRG, Platinum and Dr. Goldberg. In addition, the Company has experienced recurring net losses and has used significant cash to fund its operations. The Company has considerable discretion over the extent of development project expenditures and has the ability to curtail the related cash flows as needed. The recent underwritten public offering provided approximately $5.5 million of additional working capital. The Company also has funds remaining under outstanding grant awards, and continues working to establish new sources of funding, including collaborations, potential equity investments, and additional grant funding that can augment the balance sheet. However, based on our current working capital and our projected cash burn, and without definitive agreements in place for additional funding, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months following the filing of this Quarterly Report on Form 10-Q.

3.	Revenue from Contracts with Customers

Navidea is focused on the development and commercialization of precision immunodiagnostic agents and immunotherapeutics. We manage our business based on two primary types of drug products: (i) diagnostic substances, including Tc99m tilmanocept and other diagnostic applications of our Manocept platform, and (ii) therapeutic development programs, including all therapeutic applications of our Manocept platform. Tc99m tilmanocept, which the Company has a license to distribute outside of Canada, Mexico and the United States, is the only one of the Company’s drug product candidates that has been approved for sale in any market. The Company has license and distribution agreements in place in Europe, India and China, however Tc99 tilmanocept has only been approved for sale in Europe.

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

The sublicense of NAV4694 to Meilleur provides for payments to Navidea including up-front payments, milestones, an option for worldwide commercial rights, royalties on net sales, and reimbursement for product development assistance during the initial transition period. In accordance with the revenue recognition standard, the upfront payments were recognized upon contract inception, and reimbursement for product development assistance will be recognized on a monthly basis. Should some or all of the variable consideration from milestones, the option and royalties meet the requirements of the revenue recognition standard to be included in the transaction price, those amounts will be recognized as revenue in future periods.

Up-front fees, milestones and royalties are generally non-refundable. Therefore, the Company does not estimate expected refunds nor do we adjust revenue downward. The Company will evaluate and update the estimated transaction prices of its contracts with customers at the end of each reporting period.

During the three-month periods ended June 30, 2019 and 2018, the Company recognized revenue from contracts with customers of approximately $16,000 and $264,000, respectively. During the six-month periods ended June 30, 2019 and 2018, the Company recognized revenue from contracts with customers of approximately $30,000 and $265,000, respectively. During the three-month and six-month periods ended June 30, 2019 and 2018, the Company did not recognize any related impairment losses, nor did the Company recognize any revenue from performance obligations associated with long-term contracts that were satisfied (or partially satisfied) in previous periods.

The following tables disaggregate the Company’s revenue from contracts with customers for the three-month and six-month periods ended June 30, 2019 and 2018.

Three Months Ended June 30, 2019	Diagnostics
Royalty revenue:
Europe	$5,940

License revenue:
NAV4694 sublicense	$9,953

Three Months Ended June 30, 2018	Diagnostics
Royalty revenue:
Europe	$6,665

License revenue:
NAV4694 sublicense	$257,709

Six Months Ended June 30, 2019	Diagnostics
Royalty revenue:
Europe	$9,090

License revenue:
NAV4694 sublicense	$9,953

Other revenue:
Additional stability studies	$11,024

Six Months Ended June 30, 2018	Diagnostics
Royalty revenue:
Europe	$7,460

License revenue:
NAV4694 sublicense	$257,709

Other revenue:
Additional stability studies	$15,037

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

Through June 30, 2019, the Company has not capitalized any contract-related costs as contract assets.

The following table summarizes the changes in contract liabilities, the current portion of which is included in accrued liabilities and other in the consolidated balance sheets, during the three-month and six-month periods ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total deferred revenue, beginning of period	$700,000	$711,024	$711,024	$26,061
Impact of adoption of ASU 2014-09 and related standards	—	—	—	700,000
Revenue deferred related to sublicense	495,000	10,000	495,000	10,000
Revenue recognized from satisfaction of performance obligations	—	—	(11,024)	(15,037)
Total deferred revenue, end of period	$1,195,000	$721,024	$1,195,000	$721,024

The Company had trade receivables of approximately $0 and $12,000 outstanding as of June 30, 2019 and December 31, 2018.

In addition to revenue from contracts from customers, we also generate revenue from NIH grants to support various product development initiatives.  The revenue recognition standard applies to revenue from contracts with customers.  A customer is defined as a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ongoing major or central operations in exchange for consideration.  The Company’s ongoing major or central operations consist of the development and commercialization of precision immunodiagnostic agents and immunotherapeutics.  The NIH and its various institutes are responsible for biomedical and public health research and provide major biomedical research funding to non-NIH research facilities and entities such as Navidea.  While the Company will directly benefit from any knowledge gained from the project, there is also a public health benefit provided, which justifies the use of public funds in the form of the grants.  Based on the nature of the Company’s operations and the terms of the grant awards, Navidea does not have a vendor-customer relationship with the NIH and the grant awards are outside the scope of the revenue recognition standard. Accordingly, the revenue recognition standard need not be applied to the NIH grants.

4.	Fair Value

The Company’s available-for-sale securities consist of certificates of deposit which are measured using Level 2 inputs.

MT issued warrants to purchase MT Common Stock with certain characteristics including a net settlement provision that require the warrants to be accounted for as a derivative liability at fair value on the consolidated balance sheets. The estimated fair value of the MT warrants is $63,000 at both June 30, 2019 and December 31, 2018, is included in other liabilities on the accompanying consolidated balance sheets and will continue to be measured on a recurring basis.

The following tables set forth, by level, financial assets and liabilities measured at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of June 30, 2019
Description	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Certificates of deposit	$—	$200,188	$—	$200,188
Liabilities:
Liability related to MT warrants	$—	$—	$63,000	$63,000

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2018
Description	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Certificates of deposit	$—	$799,270	$—	$799,270
Liabilities:
Liability related to MT warrants	$—	$—	$63,000	$63,000

a.	Valuation Processes-Level 3 Measurements: The Company utilizes third-party valuation services that use complex models such as Monte Carlo simulation to estimate the value of our financial liabilities.

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

There were no Level 1 or Level 2 liabilities outstanding at any time during the six-month periods ended June 30, 2019 and 2018. There were no transfers in or out of our Level 1 or Level 2 liabilities during the six-month periods ended June 30, 2019 or 2018. Changes in the estimated fair value of our Level 3 liabilities relating to unrealized gains (losses), if any, are recorded as changes in fair value of financial instruments in the consolidated statements of operations. There was no change in the estimated fair value of our Level 3 liabilities during the six-month periods ended June 30, 2019 and 2018.

5.	Stock-Based Compensation

For the three-month periods ended June 30, 2019 and 2018, our total stock-based compensation expense, which includes reversals of expense for certain forfeited or cancelled awards, was approximately $66,000 and $79,000, respectively. For the six-month periods ended June 30, 2019 and 2018, our total stock-based compensation expense, which includes reversals of expense for certain forfeited or cancelled awards, was approximately $128,000 and $217,000, respectively. We have not recorded any income tax benefit related to stock-based compensation in any of the three-month or six-month periods ended June 30, 2019 and 2018.

A summary of the status of our stock options as of June 30, 2019, and changes during the six-month period then ended, is presented below.

	Six Months Ended June 30, 2019
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at beginning of period	157,915	$24.82
Granted	95,250	5.89
Exercised	—	—
Canceled and Forfeited	(5,304)	8.94
Expired	(9,041)	31.21
Outstanding at end of period	238,820	$17.38	7.7	$—
Exercisable at end of period	78,074	$33.81	5.1	$—

A summary of the status of our unvested restricted stock as of June 30, 2019, and changes during the six-month period then ended, is presented below.

	Six Months Ended June 30, 2019
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at beginning of period	5,000	$7.42
Granted	15,000	2.75
Vested	(5,000)	7.42
Forfeited	—	—
Unvested at end of period	15,000	$2.75

As of June 30, 2019, there was approximately $116,000 of total unrecognized compensation expense related to unvested stock-based awards, which we expect to recognize over the remaining weighted average vesting term of 1.0 year.

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

Diluted loss per common share for the six-month periods ended June 30, 2019 and 2018 excludes the effects of 1,495,948 and 948,959 common share equivalents, respectively, since such inclusion would be anti-dilutive. The excluded shares consist of common shares issuable upon exercise of outstanding stock options and warrants.

The Company’s unvested restricted stock awards contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”). Therefore, the unvested restricted stock awards are required to be included in the number of shares outstanding for both basic and diluted earnings per share calculations. However, due to our loss from continuing operations, 15,000 and 7,500 shares of unvested restricted stock for the six-month periods ended June 30, 2019 and 2018, respectively, were excluded in determining basic and diluted loss per share from continuing operations because such inclusion would be anti-dilutive.

7.	Investment in Macrophage Therapeutics, Inc.

In August 2018, the Company entered into an Agreement (the “Agreement”) with Dr. Michael Goldberg related to his resignation from his positions as an executive officer and a director of Navidea.  Among other things, the Agreement provided that Dr. Goldberg would become Chief Executive Officer of MT, and that MT would redeem all of Dr. Goldberg’s MT preferred stock and issue to Dr. Goldberg MT super voting common stock equal to 5% of the outstanding shares of MT, subject to execution of one or more additional definitive agreements (the “Definitive Agreements”).  As of the date of filing of this Quarterly Report on Form 10-Q, Definitive Agreements have not yet been signed.

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

On February 20, 2019, Navidea filed a complaint against Dr. Goldberg in the United States District Court for the Southern District of New York (the “New York Court”), alleging breach of the Agreement, as well as a breach of the covenant of good faith and fair dealing and to obtain a declaratory judgment that Navidea’s performance under the Agreement is excused and that Navidea is entitled to terminate the Agreement as a result of Dr. Goldberg’s actions.  On April 26, 2019, Navidea filed an amended complaint against Dr. Goldberg which added a claim for breach of fiduciary duty seeking damages related to certain actions Dr. Goldberg took while CEO of Navidea.  On June 13, 2019, Dr. Goldberg answered the amended complaint and asserted counterclaims against Navidea and third-party claims against MT for breach of the Agreement, wrongful termination, injunctive relief, and quantum meruit. Dr. Goldberg also filed a motion to dismiss Navidea’s breach of fiduciary duty claim and for an order granting Dr. Goldberg advancement of defense costs, attorneys’ fees and sanctions.  Navidea has opposed the motion.  On July 5, 2019, Navidea and MT moved to dismiss certain of Dr. Goldberg’s claims.  Dr. Goldberg has opposed the motion.  The motions have not been ruled upon.

Also on February 20, 2019, MT initiated a suit against Dr. Goldberg in the Court of Chancery of the State of Delaware (the “Delaware Court”), alleging, among other things, breach of fiduciary duty as a director and officer of MT and conversion, and to obtain a declaratory judgment that the transactions Dr. Goldberg caused MT to effect are void.  On June 12, 2019, Vice Chancellor Joseph Slights of the Delaware Court found that Dr. Goldberg’s actions were not authorized in compliance with the Delaware General Corporate Law.  Specifically, the Delaware Court found that Dr. Goldberg’s creation of a new subsidiary of MT and the purported assignment by Dr. Goldberg of MT’s intellectual property to that subsidiary were void.  The Delaware Court’s ruling follows the order on May 23, 2019 in the case, in which it found Dr. Goldberg in contempt of its prior order holding Dr. Goldberg responsible for the payment of MT’s fees and costs to cure the damages caused by Dr. Goldberg’s contempt.  MT’s claims for breach of fiduciary duty and conversion against Dr. Goldberg remain pending.  As a result of the Delaware Court’s ruling and Navidea’s prior termination of the sub-license between itself and MT, all of the intellectual property related to the Manocept platform is now directly controlled by Navidea.

On July 26, 2019, Dr. Goldberg also served shareholder demands on the Boards of Navidea and MT repeating many of the claims made in the above lawsuits.  The respective boards will respond to Dr. Goldberg’s demands as appropriate.  See Note 11.

8.	Accounts Payable, Accrued Liabilities and Other

Accrued liabilities and other at June 30, 2019 and December 31, 2018 includes an aggregate of $309,000 and $1.6 million, respectively, due to related parties for accrued termination costs, bonuses and director fees.

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

During the six-month period ended June 30, 2018, $85,000 of interest was compounded and added to the balance of the Platinum Note.

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

Interest expense related to the IPFS notes payable totaled $6,000 and $4,000 during the six-month periods ended June 30, 2019 and 2018, respectively. The balance of the IPFS note was approximately $80,000 and $316,000 as of June 30, 2019 and December 31, 2018, respectively, and was included in notes payable, current in the consolidated balance sheets.

Summary

During the three-month periods ended June 30, 2019 and 2018, we recorded interest expense of $2,000 and $45,000, respectively, related to our notes payable. Of these amounts, $0 and $43,000 was compounded and added to the balance of our notes payable during the three-month periods ended June 30, 2019 and 2018, respectively. During the six-month periods ended June 30, 2019 and 2018, we recorded interest expense of $6,000 and $89,000, respectively, related to our notes payable. Of these amounts, $0 and $85,000 was compounded and added to the balance of our notes payable during the six-month periods ended June 30, 2019 and 2018, respectively.

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term.  Lease expense is included in selling, general and administrative expenses on our consolidated statements of operations. Total operating lease expense was $55,000 and $121,000 for the three-month and six-month periods ended June 30, 2019, respectively.  Sublease income was $94,000 and $189,000 for the three-month and six-month periods ended June 30, 2019, and was recorded in selling, general and administrative expenses.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of June 30, 2019.

Maturity of Lease Liabilities	Operating Lease Payments
2019 (remaining)	$153,858
2020	319,034
2021	306,781
2022	253,339
Total undiscounted operating lease payments	1,033,012
Less imputed interest	168,313
Present value of operating lease liabilities	$864,699

Balance Sheet Classification
Current lease liabilities	$250,946
Noncurrent lease liabilities	613,753
Total operating lease liabilities	$864,699

Other Information
Weighted-average remaining lease term for operating leases (in years)	3.2
Weighted-average discount rate for operating leases	12.3%

An initial right-of-use lease asset of $407,000 was recognized as a non-cash asset addition with the adoption of ASU 2016-02. Cash paid for amounts included in the present value of operating lease liabilities was $185,000 during the six-month period ended June 30, 2019 and is included in operating cash flows.

11.	Commitments and Contingencies

We are subject to legal proceedings and claims that arise in the ordinary course of business.

CRG Litigation

As disclosed in the Company’s Annual Report on Form 10-K and other filings, the Company has been engaged in ongoing litigation with CRG, in its capacity as a lender and as control agent for other affiliated lenders party to the CRG Loan Agreement (collectively, the “Lenders”), in the District Court of Harris County, Texas (the “Texas Court”) relating to CRG’s claims of default under the terms the CRG Loan Agreement. Following a trial in December 2017, the Texas Court ruled that the Company’s total obligation to CRG was in excess of $66.0 million, limited to $66.0 million under the Global Settlement Agreement. The Texas Court acknowledged only the $59.0 million payment made in March 2017, concluding that the Company owed CRG another $7.0 million, however the Texas Court did not expressly take the Company’s June 2016 payment of $4.1 million into account and awarded, as part of the $66.0 million, amounts that had already been paid as part of the $4.1 million. The Company believes that this $4.1 million should be credited against the $7.0 million and has appealed the Texas Court’s judgment.  The Court of Appeals dismissed the Company’s appeal without reaching the merits due to a contractual waiver of appeal. The Company is currently considering whether to file a petition for review with the Texas Supreme Court challenging this ruling.

On April 9, 2018, CRG drew approximately $7.1 million on the Cardinal Health 414, LLC (“Cardinal Health 414”) letter of credit.  These were funds to which Navidea would otherwise have been entitled. This was in addition to the $4.1 million and the $59.0 million that Navidea had previously paid to CRG.

The Company has also been engaged in ongoing litigation with CRG in the Court of Common Pleas of Franklin County, Ohio (the “Ohio Court”) related to Navidea’s claims that the Lenders fraudulently induced Navidea to enter into a settlement agreement and breached the terms of the same through certain actions taken by the Lenders in connection with the Global Settlement Agreement reached in 2017, pursuant to which Navidea agreed to pay up to $66.0 million to Lenders, as well as through actions and misrepresentations by CRG after the Global Settlement Agreement was executed.  The currently pending claims in that suit are for breach of contract, conversion and unjust enrichment against the Lenders for their collection of more than $66.0 million, the maximum permitted under the Global Settlement Agreement, and their double recovery of amounts paid as part of the $4.1 million paid in June 2016 and recovered again as part of the $66.0 million. CRG’s double recovery and recovery of more than $66.0 million are due to CRG drawing the entire $7.1 million on the Cardinal Health 414 letter of credit.  The Lenders sought a Writ of Prohibition in the Ohio Supreme Court to prevent this case from moving forward, which was denied, and proceedings have resumed in front of the Ohio Court. Following an unsuccessful mediation on May 7, 2019, Navidea moved for Summary Judgment on June 28, 2019.  It is anticipated that the Ohio Court will take the Summary Judgment matter under advisement shortly with a written decision to be issued in the future.

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

On November 30, 2018, Platinum-Montaur filed a notice of appeal with the Second Circuit claiming that the District Court erred in dismissing Platinum-Montaur’s claims for breach of contract and unjust enrichment. On January 22, 2019, Platinum-Montaur filed its brief in the Second Circuit, asking the Second Circuit to reverse the District Court and remand the case to the District Court for further proceedings. On February 26, 2019, the Company filed its brief in the Second Circuit. Oral argument has been scheduled before the Second Circuit on September 5, 2019 and the court will issue its decision at some time thereafter. See Note 9.

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

On February 20, 2019, Navidea filed a complaint against Dr. Goldberg in the New York Court, alleging breach of the Agreement, as well as a breach of the covenant of good faith and fair dealing and to obtain a declaratory judgment that Navidea’s performance under the Agreement is excused and that Navidea is entitled to terminate the Agreement as a result of Dr. Goldberg’s actions.  On April 26, 2019, Navidea filed an amended complaint against Dr. Goldberg which added a claim for breach of fiduciary duty seeking damages related to certain actions Dr. Goldberg took while CEO of Navidea.  On June 13, 2019, Dr. Goldberg answered the amended complaint and asserted counterclaims against Navidea and third-party claims against MT for breach of the Agreement, wrongful termination, injunctive relief, and quantum meruit.  Dr. Goldberg also filed a motion to dismiss Navidea’s breach of fiduciary duty claim and for an order granting Dr. Goldberg advancement of defense costs, attorneys’ fees and sanctions.  Navidea has opposed the motion.  On July 5, 2019, Navidea and MT moved to dismiss certain of Dr. Goldberg’s claims.  Dr. Goldberg has opposed the motion.  The motions have not been ruled upon.

Also on February 20, 2019, MT initiated a suit against Dr. Goldberg in the Delaware Court, alleging, among other things, breach of fiduciary duty as a director and officer of MT and conversion, and to obtain a declaratory judgment that the transactions Dr. Goldberg caused MT to effect are void.  On June 12, 2019, Vice Chancellor Joseph Slights of the Delaware Court found that Dr. Goldberg’s actions were not authorized in compliance with the Delaware General Corporate Law.  Specifically, the Delaware Court found that Dr. Goldberg’s creation of a new subsidiary of MT and the purported assignment by Dr. Goldberg of MT’s intellectual property to that subsidiary were void.  The Delaware Court’s ruling follows the order on May 23, 2019 in the case, in which it found Dr. Goldberg in contempt of its prior order holding Dr. Goldberg responsible for the payment of MT’s fees and costs to cure the damages caused by Dr. Goldberg’s contempt.  MT’s claims for breach of fiduciary duty and conversion against Dr. Goldberg remain pending.  As a result of the Delaware Court’s ruling and Navidea’s prior termination of the sub-license between itself and MT, all of the intellectual property related to the Manocept platform is now directly controlled by Navidea.

On July 26, 2019, Dr. Goldberg also served shareholder demands on the Boards of Navidea and MT repeating many of the claims made in the above lawsuits.  The respective boards will respond to Dr. Goldberg’s demands as appropriate.  See Note 7.

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

In addition, the Deficiency Letter stated that the Staff determined that the Company’s securities have been selling for a low price per share for a substantial period of time and, pursuant to Section 1003(f)(v) of the NYSE American Company Guide, Navidea’s continued listing was predicated on it effecting a reverse stock split of its common stock, par value $0.001 per share (“Common Stock”) or otherwise demonstrating sustained price improvement within a reasonable period of time.

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

The NYSE Letter also required the Company to regain compliance with the price standard in order to be considered for continued trading through its equity plan period end date of February 14, 2020, subject to periodic review of progress consistent with the equity plan. Accordingly, the Company effected a one-for-twenty reverse split of its issued and outstanding common stock on April 26, 2019.

On April 30, 2019, the Company received a notification (the “Price Compliance Letter”) from the NYSE American that the reverse stock split successfully brought the Company back in compliance with the continued listing standards with respect to low selling price as described in Section 1003(f)(v).  The Price Compliance Letter also noted that the Company continues to be below compliance with Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii), and that if the Company fails to regain compliance with the stockholders’ equity standards by February 14, 2020, the NYSE American will commence delisting procedures.

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

On March 22, 2019, the Company entered into a Stock Purchase Agreement with the Investor, pursuant to which the Company was to issue to the Investor in a private placement (the “Private Placement”) up to $3.0 million in shares (the “Securities”) of the Company’s Common Stock. The Private Placement was to occur in multiple tranches. The initial closing occurred on March 22, 2019 (the “Initial Closing”), at which the Investor purchased $50,000 worth of the Securities at a per share price of $2.80, which was the closing price of a share of Common Stock reported on the NYSE American market for the business day immediately before the Initial Closing Date. The remainder of the Securities were to be purchased by the Investor from time to time, on such date or dates to be determined by the Company and the Investor, which date was not to be later than June 15, 2019. No additional shares were purchased by the Investor prior to the June 15, 2019 expiration of the Stock Purchase Agreement.

On June 18, 2019, the Company completed an underwritten public offering of 8,000,000 Shares of the Company’s Common Stock pursuant to the Underwriting Agreement at a price to the public of $0.75 per share. Of the 8,000,000 total Shares, 4,000,000 shares were placed with the Investor at a price of $0.75 per share. Pursuant to the Underwriting Agreement, the Underwriter purchased the remaining 4,000,000 Shares from the Company at a price of $0.69375 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriter an option (the “Underwriter Option”), exercisable for 30 days, to purchase up to an additional 1,200,000 shares of Common Stock at a price per share of $0.69375. The Underwriter Option was not exercised.

The Company paid the Underwriter (a) a management fee equal to 1.0% of the gross proceeds raised in the offering, (b) $50,000 for non-accountable expenses, (c) $100,000 for fees and expenses of legal counsel to the Underwriter and other out-of-pocket expenses, and (d) $10,000 for clearing expenses. After underwriting discounts, commissions, fees and expenses paid to the Underwriter, the Company received net proceeds from the offering of $5,555,000. The Company intends to use the net proceeds from the offering to fund its research and development programs, including continuing to advance its Phase 2b and Phase 3 clinical trials of Tc99m tilmanocept in patients with rheumatoid arthritis, and for general working capital purposes and other operating expenses.

During the six-month period ended June 30, 2018, we issued 55,938 shares of our common stock valued at $317,000 to our employees as payment in lieu of cash for their 2017 bonuses.

During the six-month periods ended June 30, 2019 and 2018, we issued 8,128 and 4,734 shares of our common stock as matching contributions to our 401(k) Plan which were valued at $20,000 and $36,000, respectively.

13.	Stock Warrants

Pursuant to the Underwriting Agreement related to the June 18, 2019 public offering, the Company issued to the Underwriter warrants to purchase 600,000 shares of Common Stock, representing 7.5% of the aggregate number of shares of Common Stock sold in the offering (the “Underwriter Warrants”). The Underwriter Warrants are exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending five years from the date of the execution of the Underwriting Agreement, at a price per share equal to $0.9375 (125% of the offering price to the public per Share).  The Underwriter Warrants had an estimated fair value of $261,000 at the date of issuance, which was recorded in additional paid-in capital as a reduction of the gross proceeds raised in the public offering. The assumptions used to calculate fair value of the Underwriter Warrants included volatility of 88.6%, a risk-free rate of 1.8% and expected dividends of $0.

At June 30, 2019, there are 1.4 million warrants outstanding to purchase Navidea's common stock. The warrants are exercisable at prices ranging from $0.20 to $50.00 per share with a weighted average exercise price of $13.65 per share. The warrants have remaining outstanding terms ranging from two months to 16.2 years.

In addition, at June 30, 2019, there are 300 warrants outstanding to purchase MT Common Stock. The warrants are exercisable at $2,000 per share.

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

Current accounting standards require a valuation allowance against DTAs if, based on the weight of available evidence, it is more likely than not that some or all of the DTAs may not be realized. Due to the uncertainty surrounding the realization of these DTAs in future tax returns, all of the DTAs have been fully offset by a valuation allowance at June 30, 2019 and December 31, 2018, except the alternative minimum tax (“AMT”) credit carryforward amount described below.

In assessing the realizability of DTAs, management considers whether it is more likely than not that some portion or all of the DTAs will not be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the DTAs are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences or tax carryforwards as of June 30, 2019 except for the AMT credit carryforward.

The Tax Cuts and Jobs Act was signed into law on December 22, 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. The Tax Act repeals the AMT for corporations, and permits any existing AMT credit carryforwards to be used to reduce the regular tax obligation in 2018, 2019 and 2020. Companies may continue using AMT credits to offset any regular income tax liability in years 2018 through 2020, with 50% of remaining AMT credits refunded in each of the 2018, 2019 and 2020 tax years, and all remaining credits refunded in tax year 2021. This results in full realization of an existing AMT credit carryforward irrespective of future taxable income. Accordingly, 50% of the $1.2 million AMT credit carryforwards are included in prepaid and other current assets, and the remaining AMT credit carryforwards are included in noncurrent assets in the consolidated balance sheets as of June 30, 2019 and December 31, 2018.

Current accounting standards include guidance on the accounting for uncertainty in income taxes recognized in the financial statements. Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility. As a result, no liability for uncertain tax positions was recorded as of June 30, 2019 or December 31, 2018 and we do not expect any significant changes in the next twelve months. Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense. As of June 30, 2019, tax years 2015-2018 remained subject to examination by federal and state tax authorities.

As of June 30, 2019, we had approximately $130.9 million of federal and $20.3 million of state net operating loss carryforwards, as well as approximately $8.7 million of federal Research and Development (“R&D”) credit carryforwards.

15.	Segments

We report information about our operating segments using the “management approach” in accordance with current accounting standards. This information is based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance. Our reportable segments are identified based on differences in products, services and markets served. There were no inter-segment sales. We manage our business based on two primary types of drug products: (i) diagnostic substances, including Tc 99m tilmanocept and other diagnostic applications of our Manocept platform, and NAV4694 (sublicensed in April 2018), and (ii) therapeutic development programs, including therapeutic applications of our Manocept platform.

The information in the following tables is derived directly from each reportable segment’s financial reporting.

Three Months Ended June 30, 2019	Diagnostics	Therapeutics	Corporate	Total
Royalty revenue	$5,940	$—	$—	$5,940
License revenue	9,953	—	—	9,953
Grant and other revenue	196,630	47,569	—	244,199
Total revenue	212,523	47,569	—	260,092
Cost of revenue	238	—	—	238
Research and development expenses	775,462	295,180	—	1,070,642
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	3,062	1,821,812	1,824,874
Depreciation and amortization (2)	—	—	36,726	36,726
Loss from operations (3)	(563,177)	(250,673)	(1,858,538)	(2,672,388)
Other expense (4)	—	—	(1,590)	(1,590)
Income tax benefit	35	16	117	168
Net loss from continuing operations	(563,142)	(250,657)	(1,860,011)	(2,673,810)
Income from discontinued operations, net of tax	632	—	—	632
Net loss	(562,510)	(250,657)	(1,860,011)	(2,673,178)
Total assets, net of depreciation and amortization:
United States	$220,334	$11,235	$7,892,312	$8,123,881
International	6,514	—	—	6,514
Capital expenditures	—	—	—	—

Three Months Ended June 30, 2018	Diagnostics	Therapeutics	Corporate	Total
Royalty revenue	$6,665	$—	$—	$6,665
License revenue	257,709	—	—	257,709
Grant and other revenue	156,889	120,864	—	277,753
Total revenue	421,263	120,864	—	542,127
Cost of revenue	35,392	—	—	35,392
Research and development expenses	913,158	229,560	—	1,142,718
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	16,630	1,735,258	1,751,888
Depreciation and amortization (2)	—	—	37,511	37,511
Loss from operations (3)	(527,287)	(125,326)	(1,772,769)	(2,425,382)
Other expense (4)	—	—	(20,719)	(20,719)
Income tax benefit	2,356	560	8,013	10,929
Net loss from continuing operations	(524,931)	(124,766)	(1,785,475)	(2,435,172)
Loss from discontinued operations, net of tax	(1,938)	—	—	(1,938)
Gain on sale of discontinued operations, net of tax	43,053	—	—	43,053
Net loss	(483,816)	(124,766)	(1,785,475)	(2,394,057)
Total assets, net of depreciation and amortization:
United States	$409,769	$87,751	$8,139,434	$8,636,954
International	22,147	—	1,391	23,538
Capital expenditures	—	—	3,165	3,165

Six Months Ended June 30, 2019	Diagnostics	Therapeutics	Corporate	Total
Royalty revenue	$9,090	$—	$—	$9,090
License revenue	9,953	—	—	9,953
Grant and other revenue	232,621	50,052	—	282,673
Total revenue	251,664	50,052	—	301,716
Cost of revenue	6,364	—	—	6,364
Research and development expenses	1,516,045	295,180	—	1,811,225
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	14,776	3,501,835	3,516,611
Depreciation and amortization (2)	—	—	73,505	73,505
Loss from operations (3)	(1,270,745)	(259,904)	(3,575,340)	(5,105,989)
Other income (4)	—	—	7,122	7,122
Provision for income tax	(177)	(36)	(495)	(708)
Net loss from continuing operations	(1,270,922)	(259,940)	(3,568,713)	(5,099,575)
Loss from discontinued operations, net of tax	(2,665)	—	—	(2,665)
Net loss	(1,273,587)	(259,940)	(3,568,713)	(5,102,240)
Total assets, net of depreciation and amortization:
United States	$220,334	$11,235	$7,892,312	$8,123,881
International	6,514	—	—	6,514
Capital expenditures	—	—	—	—

Six Months Ended June 30, 2018	Diagnostics	Therapeutics	Corporate	Total
Royalty revenue	$7,460	$—	$—	$7,460
License revenue	257,709	—	—	257,709
Grant and other revenue	389,325	164,078	—	553,403
Total revenue	654,494	164,078	—	818,572
Cost of revenue	35,710	—	—	35,710
Research and development expenses	1,698,169	443,505	—	2,141,674
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	25,237	3,465,036	3,490,273
Depreciation and amortization (2)	—	—	75,498	75,498
Loss from operations (3)	(1,079,385)	(304,664)	(3,540,534)	(4,924,583)
Other expense (4)	—	—	(4,259,480)	(4,259,480)
Income tax benefit	1,284	363	9,282	10,929
Net loss from continuing operations	(1,078,101)	(304,301)	(7,790,732)	(9,173,134)
Loss from discontinued operations, net of tax	(1,938)	—	—	(1,938)
Gain on sale of discontinued operations, net of tax	43,053	—	—	43,053
Net loss	(1,036,986)	(304,301)	(7,790,732)	(9,132,019)
Total assets, net of depreciation and amortization:
United States	$409,769	$87,751	$8,139,434	$8,636,954
International	22,147	—	1,391	23,538
Capital expenditures	—	—	3,165	3,165

(1)

General and administrative expenses, excluding depreciation and amortization, represent costs that relate to the general administration of the Company and as such are not currently allocated to our individual reportable segments, other than those expenses directly incurred by MT.

(2)

Depreciation and amortization is reflected in selling, general and administrative expenses ($36,726 and $37,511 for the three-month periods ended June 30, 2019 and 2018, and $73,505 and $75,498 for the six-month periods ended June 30, 2019 and 2018, respectively).

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

16.	Supplemental Disclosure for Statements of Cash Flows

During the six-month periods ended June 30, 2019 and 2018, we paid interest aggregating $6,000 and $4,000, respectively. During the six-month periods ended June 30, 2019 and 2018, we issued 8,128 and 4,734 shares of our common stock as matching contributions to our 401(k) Plan which were valued at $20,000 and $36,000, respectively.

17.	Subsequent Events

The Company has evaluated events and transactions subsequent to June 30, 2019 and through the date these consolidated financial statements were included in this Quarterly Report on Form 10-Q and filed with the SEC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, but not limited to:

●	our history of operating losses and uncertainty of future profitability;

●	the outcome of any pending litigation;

●	our ability to successfully complete research and further development of our drug candidates;

●	the timing, cost and uncertainty of obtaining regulatory approvals of our drug candidates;

●	our ability to successfully commercialize our drug candidates;

●	our ability to raise capital sufficient to fund our development programs;

●	our dependence on royalties and grant revenue;

●	our limited product line and distribution channels;

●	advances in technologies and development of new competitive products;

●	our ability to maintain effective control over financial reporting;

●	our ability to comply with NYSE American continued listing standards; and

●	other risk factors set forth in this report and detailed in our most recent Annual Report on Form 10-K and other SEC filings.

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

Activated macrophages play important roles in many disease states and are an emerging target in many diseases where diagnostic uncertainty exists. Impairment of the macrophage-driven disease mechanisms is an area of increasing and proven focus in medicine. The number of people affected by all the inflammatory diseases combined is estimated at more than 40 million in the United States and up to 700 million worldwide, making macrophage-mediated diseases an area of remarkable clinical importance. There are many recognized disorders having macrophage involvement, including rheumatoid arthritis (“RA”), atherosclerosis/vulnerable plaque, nonalcoholic steatohepatitis (“NASH”), inflammatory bowel disease, systemic lupus erythematosus, Kaposi’s sarcoma (“KS”), leishmaniasis, and others that span general clinical areas in oncology, autoimmunity, infectious diseases, cardiology, CNS diseases, and inflammation. For the near term, we have selected target diseases that may, if successfully developed, benefit from this technology.

The Company has developed processes for producing the first two therapeutic Manocept immuno-constructs, MT-1002, which is designed to specifically target and kill activated CD206+ macrophages by delivering doxorubicin, and MT-2002, which is designed to inhibit the inflammatory activity of activated CD206+ macrophages by delivering a potent anti-inflammatory agent.  We have contracted with independent facilities to produce sufficient quantities of the MT-1002 and MT-2002 agents along with the concomitant analytical standards, to provide material for planned preclinical animal studies and future clinical trials.

Manocept Platform – Immuno-Diagnostics Clinical Data

Rheumatoid Arthritis

Two Tc99m tilmanocept dose escalation studies in RA have been completed. The first study was completed and included 18 subjects (nine with active disease and nine healthy subjects) dosed subcutaneously (“SC”) with 50 and 200 µg/2mCi Tc99m tilmanocept (ClinicalTrials.gov NCT02683421). The results of this study were presented at five international meetings, including Biotechnology Innovation Organization (“BIO”), Society of Nuclear Medicine and Molecular Imaging (“SNMMI”), and The American College of Rheumatology (“ACR”). In addition, based on completion of extensive preclinical dosing studies pursuant to our dialog with the FDA, we have completed a Phase 1/2 study involving intravenous (“IV”) dosing of 39 subjects with IV-administered Tc99m tilmanocept (ClinicalTrials.gov NCT02865434). In conjunction with this study, we have completed pharmacokinetic, pharmacodynamics and radiation dosimetry phases in human subjects as well. The majority of the costs of these studies have been supported through a Small Business Innovation Research (“SBIR”) grant (NIH/NIAMSD Grant 1 R44 AR067583-01A1). Results of this Phase 1/2 study were presented at the June 2018 and June 2019 SNMMI meetings, the 2018 European League Against Rheumatism (“EULAR”) meeting and the 2018 ACR meeting. These studies have been combined and submitted for peer review publication and full published results will follow.

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

In June 2019, the results of the Company’s NAV3-21 clinical study were presented at the SNMMI Annual Meeting in Anaheim, California. The presentation, titled “A Phase I/II Study of Intravenously Administered Tc99m Tilmanocept to Determine Safety, Tolerability, Optimal Clinical Dose Selection, and Imaging Timepoint in Patients Clinically Diagnosed with Rheumatoid Arthritis,” was delivered by Arash Kardan, M.D. In addition, an abstract of the presentation was published in the Journal of Nuclear Medicine (2019, Volume 60, Supplement 1). The NAV3-21 study enrolled subjects with active, moderate-to-severe RA, and healthy controls. Results from the completed trial demonstrate that Tc99m tilmanocept is well-tolerated with no serious adverse events, adverse drug reactions, or drug-related adverse events observed. Additionally, static planar images revealed joint-specific Tc99m tilmanocept localization in RA subjects to disease-involved joints of the shoulders, knees, hands, and feet, but no joint-specific localization in healthy control subjects, revealing potentially significant immunodiagnostic information about CD206-expressing synovial macrophage involvement in RA. An optimal imaging time window post-Tc99m tilmanocept IV administration, as well as optimal dosing, were also determined.

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

Tuberculosis (“TB”)

In April 2019, we announced that Professor Mike Sathekge, MBChB, M. Med (Nuclear Medicine), PhD, Professor and Head of the Department of Nuclear Medicine in the Faculty of Health Sciences at the University of Pretoria/Steve Biko Academic Hospital, planned to initiate a comparative study evaluating the use of tilmanocept in patients with TB. The purpose of the study is to explore using 68Ga tilmanocept as an aid in TB patient management while contributing to the better understanding of the biology of TB granulomas. The TB granuloma plays multiple roles in tuberculous infection, although much remains unknown about its biology. Macrophages constitute one of the most abundant cell types in the TB granuloma. A molecular probe such as 68Ga-labeled tilmanocept targeting mannose receptor CD206 expressed on macrophages, therefore, holds great promise not only in understanding the behavior of TB granulomas, but may serve as a vehicle for delivering therapeutic interventions in the future. Comparing findings on 68Ga tilmanocept PET/CT and FDG PET/CT will contribute to the understanding of the biology of TB granuloma. Navidea has provided tilmanocept for use in this study, and two subjects have been injected and imaged to date. Successful completion of this study could lead to an extended claim of 68Ga-tilmanocept.

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

Manocept Platform – In-Vitro and Pre-Clinical Immunotherapeutics Data

The therapeutic drug delivery model enables the Company to leverage its technology over many potential disease applications and with multiple partners simultaneously without significant capital outlays. To date, the Company has developed two lead families of therapeutic products. The MT-1000 class is designed to deplete activated macrophages via apoptosis. The MT-2000 class is designed to modulate activated macrophages from a classically activated phenotype to the alternatively activated phenotype. Both families have been tested in a number of disease models in rodents.

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

Other Immunotherapeutic Applications

We have completed an expanded series of predictive in vitro screening tests of the MT-1002 and MT-2002 therapeutic conjugates against the Zika and Dengue viruses, which included infectivity and viral replication inhibition effectiveness as well as dose finding studies and mechanisms of action, the latter based on conjugate structures.  We have also completed a series of predictive in vivo screening tests of the MT-1002 and MT-2002 therapeutic conjugates against Leishmaniosis, which included host cell targeting and killing effectiveness as well as dose finding studies and mechanisms of action.  A portion of the results from the in vivo Leishmaniosis study, completed in conjunction with the National Institute of Allergy and Infectious Diseases/NIH, was recently published in the Journal of Experimental Medicine (published in the circulated version Journal of Experimental Medicine 2018 Jan 2;215(1):357-375). The results from all evaluations were positive and have provided a basis for moving forward with additional in vivo testing of the selected conjugates.  We have selected collaborators for these in vivo studies, and we will provide updates as information becomes available on future testing.

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

Outlook

Our operating expenses in recent years have been focused primarily on support of both diagnostic and therapeutic applications of our Manocept platform, and Tc99m tilmanocept. We incurred approximately $1.8 million and $2.1 million in total on research and development activities during the six-month periods ended June 30, 2019 and 2018, respectively. Of the total amounts we spent on research and development during those periods, excluding costs related to our internal research and development headcount and our general and administrative staff which we do not currently allocate among the various development programs that we have underway, we incurred out-of-pocket charges by program as follows:

	Six Months Ended June 30,
Development Program (a)	2019	2018
Manocept Platform - Diagnostics (b)	$825,520	$604,619
Manocept Platform - Therapeutics (b)	295,180	565,364
Tc99m Tilmanocept	8,514	144,141

(a)	Certain development program expenditures were offset by grant reimbursement revenues totaling $265,000 and $511,000 during the six-month periods ended Jun 30, 2019 and 2018, respectively.
(b)	Certain 2018 Manocept Platform amounts have been reclassified from Diagnostics to Therapeutics to conform to 2019 presentation.

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

We expect to focus the majority of our efforts on the advancement of our efforts with our Manocept platform. In the near term, we have begun or plan to begin three clinical studies in RA during the course of 2019 and complete those clinical trials by the end of 2020.

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

Results of Operations

Our pharmaceutical product candidates are not yet generating commercial revenue, therefore the discussion of our revenue focuses on the grant and other revenue and our operating variances focus on our remaining product development programs and the supporting general and administrative expenses.

Three Months Ended June 30, 2019 and 2018

License Revenue. During the second quarters of 2019 and 2018, we recognized license revenue of $10,000 and $258,000, respectively, related to the sublicense of NAV4694 to Meilleur, including a non-refundable upfront payment in 2018.

Grant and Other Revenue. During the second quarter of 2019, we recognized $244,000 of grant and other revenue as compared to $278,000 during the same period in 2018. Grant revenue of $244,000 and $278,000 during the second quarters of 2019 and 2018, respectively, was related to SBIR grants from the NIH supporting Manocept development. No other revenue was recognized during the second quarters of 2019 and 2018.

Research and Development Expenses. Research and development expenses decreased $72,000, or 6%, to $1.0 million during the second quarter of 2019 from $1.1 million during the same period in 2018. The decrease was primarily due to net decreases in drug project expenses related to (i) decreased Manocept therapeutic development costs of $158,000 including decreased clinical development and regulatory consulting costs, offset by increased manufacturing-related activities; (ii) decreased Tc99m tilmanocept development costs of $30,000 including decreased license fees; and (iii) decreased NAV4694 development costs of $9,000 including decreased clinical development costs; offset by (iv) increased Manocept diagnostic development costs of $205,000 including increased license fees, manufacturing-related activities and clinical trial costs. The net decrease in research and development expenses also included decreased compensation including incentive-based awards of $82,000 related to net decreased salaries and headcount.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $72,000, or 4%, to $1.9 million during the second quarter of 2019 from $1.8 million during the same period in 2018.  Increased legal and professional services of $310,000, primarily related to the Goldberg litigation, and increased investor relations costs of $15,000 were offset by decreased compensation of $211,000.

Other Income (Expense). Other expense, net, was $2,000 during the second quarter of 2019 as compared to other expense, net of $21,000 during the same period in 2018. During the second quarter of 2018, we recorded non-cash interest expense of $43,000 related to interest that was compounded and added to the principal balance of the Platinum debt. During the second quarters of 2019 and 2018, we recognized interest income of $4,000 and $21,000, respectively.

Six Months Ended June 30, 2019 and 2018

License Revenue. During the first six months of 2019 and 2018, we recognized license revenue of $10,000 and $258,000, respectively, related to the sublicense of NAV4694 to Meilleur, including a non-refundable upfront payment in 2018.

Grant and Other Revenue. During the first six months of 2019, we recognized $283,000 of grant and other revenue as compared to $553,000 in the first six months of 2018. Grant revenue of $265,000 and $511,000 during the first six months of 2019 and 2018, respectively, was related to SBIR grants from the NIH supporting Manocept development. Other revenue of $18,000 and $43,000 during the first six months of 2019 and 2018, respectively, was related to development work performed at the request of our European marketing partner.

Research and Development Expenses. Research and development expenses decreased $330,000, or 15%, to $1.8 million during the first six months of 2019 from $2.1 million during the same period in 2018. The decrease was primarily due to net decreases in drug project expenses related to (i) decreased Manocept therapeutic development costs of $270,000 including decreased clinical development and regulatory consulting costs, offset by increased manufacturing-related activities; (ii) decreased Tc99m tilmanocept development costs of $136,000 including decreased manufacturing-related activities and license fees; and (iii) decreased NAV4694 development costs of $34,000 including decreased clinical development costs; offset by (iv) increased Manocept diagnostic development costs of $221,000 including increased manufacturing-related activities and license fees offset by decreased clinical trial costs. The net decrease in research and development expenses also included decreased compensation including incentive-based awards of $124,000 related to net decreased salaries and headcount.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $3.6 million during the first six months of 2019 and 2018.  Increased legal and professional services of $495,000, primarily related to the Goldberg litigation, were offset by decreased compensation of $330,000 and decreased investor relations costs of $32,000.

Other Income (Expense). Other income, net, was $7,000 during the first six months of 2019 as compared to other expense, net of $4.3 million during the same period in 2018. We recorded a loss on extinguishment of the CRG debt of $4.3 million during the first six months of 2018. During the first six months of 2019 and 2018, we recognized interest income of $17,000 and $97,000, respectively. Interest income in the first six months of 2018 was primarily related to the guaranteed consideration due from Cardinal Health 414, which was discounted to present value at the closing date of the Asset Sale. For the first six months of 2018, we recorded non-cash interest expense of $85,000 related to interest that was compounded and added to the principal balance of the Platinum debt.

Liquidity and Capital Resources

Cash balances increased to $5.1 million at June 30, 2019 from $3.5 million at December 31, 2018. The net increase was primarily due to proceeds from issuance of common stock of $6.0 million and sales and maturities of available-for-sale securities of $600,000, offset by cash used to fund our operations of $4.3 million, stock issuance costs of $572,000, and payments on notes payable of $236,000.

Operating Activities. Cash used in operations was $4.3 million during the first six months of 2019 compared to $8.3 million provided during the same period in 2018.

Accounts receivable increased to $207,000 at June 30, 2019 from $21,000 at December 31, 2018, primarily due to increased grant reimbursements receivable of $201,000.

Prepaid expenses and other current assets decreased to $1.0 million at June 30, 2019 from $1.3 million at December 31, 2018, primarily due to normal amortization of prepaid insurance.

Accounts payable increased to $673,000 at June 30, 2019 from $425,000 at December 31, 2018, primarily driven by net increased payables due for Manocept development costs, offset by decreased payables due for legal and professional services. Accrued liabilities and other current liabilities decreased to $2.3 million at June 30, 2019 from $2.5 million at December 31, 2018, primarily related to decreased accruals for compensation, offset by increased accruals for legal and professional services. Our payable and accrual balances will continue to fluctuate but will likely increase overall as we increase our development activity related to the Manocept platform.

Investing Activities. Investing activities provided $627,000 during the first six months of 2019 compared to $997,000 during the same period in 2018. Sales of available-for-sale securities provided $400,000 and $200,000 during the first six months of 2019 and 2018, respectively. Maturities of available-for-sale securities provided $200,000 and $800,000 during the first six months of 2019 and 2018, respectively.

Financing Activities. Financing activities provided $5.2 million during the first six months of 2019 compared to using $7.4 million during the same period in 2018. The $5.2 million provided by financing activities in the first six months of 2019 consisted primarily of proceeds from issuance of common stock of $6.0 million, offset by stock issuance costs of $572,000 and principal payments on financed insurance premiums of $236,000. The $7.4 million used by financing activities in the first six months of 2018 consisted primarily of CRG’s draw on the letter of credit of $7.1 million and principal payments on financed insurance premiums of $238,000.

Public Offering

See Notes 2 and 12 to the accompanying consolidated financial statements.

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

The Company is currently engaged in litigation with CRG, Platinum and Dr. Goldberg. In addition, the Company has experienced recurring net losses and has used significant cash to fund its operations. The Company has considerable discretion over the extent of development project expenditures and has the ability to curtail the related cash flows as needed. The recent public offering provided gross proceeds of $6.0 million for additional working capital. The Company also has funds remaining under outstanding grant awards, and continues working to establish new sources of funding, including collaborations, potential equity investments, and additional grant funding that can augment the balance sheet. However, based on our current working capital and our projected cash burn, and without definitive agreements in place for additional funding, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months following the filing of this Quarterly Report on Form 10-Q. See Note 2 to the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements.

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

Changes in Control Over Financial Reporting

During the quarter ended June 30, 2019, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
August 9, 2019

By:	/s/ Jed A. Latkin

Jed A. Latkin
Chief Executive Officer, Chief Operating Officer and Chief Financial Officer
(Authorized Officer; Principal Executive, Financial and Accounting Officer)