Form 10-Q
period 2019-09-30
NAVIDEA BIOPHARMACEUTICALS, INC.
filed 2019-11-08
CIK 810509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,079,406 shares of common stock, par value $.001 per share (as of the close of business on November 1, 2019).

NAVIDEA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	3

	Consolidated Statements of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2019 and 2018 (unaudited)	4

	Consolidated Statements of Comprehensive Loss for the Three-Month and Nine-Month Periods Ended September 30, 2019 and 2018 (unaudited)	5

	Consolidated Statements of Stockholders’ (Deficit) Equity for the Nine-Month Periods Ended September 30, 2019 and 2018 (unaudited)	6

	Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2019 and 2018 (unaudited)	8

	Notes to the Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

	Forward-Looking Statements	26

	The Company	26

	Technology and Product Candidates	27

	Outlook	31

	Discontinued Operations	31

	Results of Operations	31

	Liquidity and Capital Resources	33

	Off-Balance Sheet Arrangements	34

	Recent Accounting Standards	34

	Critical Accounting Policies	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

	Disclosure Controls and Procedures	35

	Changes in Control Over Financial Reporting	36

PART II – Other Information

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 6.	Exhibits	38

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,841,498	$3,475,881
Available-for-sale securities	—	799,270
Accounts and other receivables	145,816	21,151
Prepaid expenses and other	247,001	1,299,454
Total current assets	3,234,315	5,595,756
Property and equipment	1,206,280	1,251,185
Less accumulated depreciation and amortization	1,159,708	1,089,013
Property and equipment, net	46,572	162,172
Right-of-use lease assets	397,783	—
Less accumulated amortization	91,689	—
Right-of-use lease assets, net	306,094	—
License agreements, patents and trademarks	480,404	480,404
Less accumulated amortization	74,160	51,912
License agreements, patents and trademarks, net	406,244	428,492
Other assets	828,431	835,107
Total assets	$4,821,656	$7,021,527
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$838,968	$424,718
Accrued liabilities and other	2,487,752	2,517,047
Notes payable	—	316,074
Lease liabilities, current	249,615	—
Terminated lease liability, current	—	120,679
Total current liabilities	3,576,335	3,378,518
Lease liabilities	575,064	—
Terminated lease liability	—	468,494
Deferred revenue	700,000	700,000
Other liabilities	63,000	64,055
Total liabilities	4,914,399	4,611,067
Commitments and contingencies (Note 11)
Stockholders’ (deficit) equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock; $.001 par value; 300,000,000 shares authorized; 18,059,406 and 10,019,535 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	209,056	200,391
Additional paid-in capital	343,929,129	338,265,383
Accumulated deficit	(344,899,232)	(336,722,905)
Accumulated other comprehensive loss	—	(730)
Total Navidea stockholders' (deficit) equity	(761,047)	1,742,139
Noncontrolling interest	668,304	668,321
Total stockholders’ (deficit) equity	(92,743)	2,410,460
Total liabilities and stockholders’ (deficit) equity	$4,821,656	$7,021,527

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Royalty revenue	$4,895	$2,382	$13,985	$9,842
License revenue	—	19,930	9,953	277,639
Grant and other revenue	231,916	209,146	514,589	762,549
Total revenue	236,811	231,458	538,527	1,050,030
Cost of revenue	195	38,101	6,559	73,811
Gross profit	236,616	193,357	531,968	976,219
Operating expenses:
Research and development	1,801,558	1,225,770	3,612,783	3,367,444
Selling, general and administrative	1,519,496	2,688,703	5,109,612	6,254,474
Total operating expenses	3,321,054	3,914,473	8,722,395	9,621,918
Loss from operations	(3,084,438)	(3,721,116)	(8,190,427)	(8,645,699)
Other income (expense):
Interest income (expense), net	11,858	(28,074)	23,336	(20,234)
Loss on extinguishment of debt	—	—	—	(4,265,434)
Other, net	(1,524)	3,540	(5,880)	1,654
Total other income (expense), net	10,334	(24,534)	17,456	(4,284,014)
Loss before income taxes	(3,074,104)	(3,745,650)	(8,172,971)	(12,929,713)
Provision for income taxes	—	(76,259)	(707)	(65,330)
Loss from continuing operations	(3,074,104)	(3,821,909)	(8,173,678)	(12,995,043)
Discontinued operations, net of tax effect
Loss from discontinued operations	—	—	(2,665)	(1,938)
Gain on sale	—	—	—	43,053
Net loss	(3,074,104)	(3,821,909)	(8,176,343)	(12,953,928)
Less loss attributable to noncontrolling interest	(2)	(308)	(16)	(333)
Net loss attributable to common stockholders	$(3,074,102)	$(3,821,601)	$(8,176,327)	$(12,953,595)
Loss per common share (basic and diluted):
Continuing operations	$(0.17)	$(0.46)	$(0.62)	$(1.59)
Discontinued operations	$—	$—	$—	$0.01
Attributable to common stockholders	$(0.17)	$(0.46)	$(0.62)	$(1.58)
Weighted average shares outstanding	18,044,406	8,342,771	13,082,393	8,198,197

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(3,074,104)	$(3,821,909)	$(8,176,343)	$(12,953,928)
Unrealized (loss) gain on available-for-sale securities	(188)	1,012	730	1,344
Comprehensive loss	$(3,074,292)	$(3,820,897)	$(8,175,613)	$(12,952,584)

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ (Deficit) Equity

(unaudited)

For the Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Compre -hensive	Non- controlling	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
Balance, January 1, 2019	10,019,535	$200,391	$338,265,383	$(336,722,905)	$(730)	$668,321	$2,410,460
Issued restricted stock	15,000	300	—	—	—	—	300
Issued stock pursuant to Stock Purchase Agreement	17,857	357	49,643	—	—	—	50,000
Stock compensation expense	—	—	61,978	—	—	—	61,978
Comprehensive loss:
Net loss	—	—	—	(2,429,049)	—	(12)	(2,429,061)
Unrealized gain on available-for-sale securities	—	—	—	—	958	—	958
Total comprehensive loss	—	—	—	—	—	—	(2,428,103)
Balance, March 31, 2019	10,052,392	201,048	338,377,004	(339,151,954)	228	668,309	94,635
Rounding adjustments related to reverse stock split	(1,114)	—	(3,385)	—	—	—	(3,385)
Issued stock to 401(k) plan	8,128	8	19,580	—	—	—	19,588
Shares issued for public offering, net of offering costs of $841,559	8,000,000	8,000	5,158,441	—	—	—	5,166,441
Value of warrants issued in connection with public offering	—	—	261,288	—	—	—	261,288
Stock compensation expense	—	—	66,159	—	—	—	66,159
Comprehensive loss:
Net loss	—	—	—	(2,673,176)	—	(3)	(2,673,179)
Unrealized loss on available-for-sale securities	—	—	—	—	(40)	—	(40)
Total comprehensive loss	—	—	—	—	—	—	(2,673,219)
Balance, June 30, 2019	18,059,406	209,056	343,879,087	(341,825,130)	188	668,306	2,931,507
Stock compensation expense	—	—	50,042	—	—	—	50,042
Comprehensive loss:
Net loss	—	—	—	(3,074,102)	—	(2)	(3,074,104)
Unrealized loss on available-for-sale securities	—	—	—	—	(188)	—	(188)
Total comprehensive loss	—	—	—	—	—	—	(3,074,292)
Balance, September 30, 2019	18,059,406	$209,056	$343,929,129	$(344,899,232)	$—	$668,304	$(92,743)

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ (Deficit) Equity

(unaudited, continued)

For the Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Compre- hensive	Non- controlling	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
Balance, January 1, 2018	8,110,332	$162,207	$331,128,787	$(319,908,968)	$(2,396)	$668,700	$12,048,330
Impact of adoption of ASC Topic 606	—	—	—	(700,000)	—	—	(700,000)
Issued stock in payment of employee bonuses	22,920	458	164,563	—	—	—	165,021
Issued restricted stock	10,000	200	—	—	—	—	200
Issued stock to 401(k) plan	4,734	95	35,885	—	—	—	35,980
Stock compensation expense	—	—	137,964	—	—	—	137,964
Comprehensive loss:
Net loss	—	—	—	(6,737,953)	—	(9)	(6,737,962)
Unrealized loss on available-for-sale securities	—	—	—	—	(176)	—	(176)
Total comprehensive loss	—	—	—	—	—	—	(6,738,138)
Balance, March 31, 2018	8,147,986	162,960	331,467,199	(327,346,921)	(2,572)	668,691	4,949,357
Issued stock in payment of employee bonuses	33,018	660	151,221				151,881
Stock compensation expense	—	—	79,183	—	—	—	79,183
Comprehensive loss:
Net loss	—	—	—	(2,394,041)	—	(16)	(2,394,057)
Unrealized gain on available-for-sale securities	—	—	—	—	508	—	508
Total comprehensive loss	—	—	—	—	—	—	(2,393,549)
Balance, June 30, 2018	8,181,004	163,620	331,697,603	(329,740,962)	(2,064)	668,675	2,786,872
Cancelled forfeited restricted stock	(2,500)	(50)	50	—	—	—	—
Issued stock pursuant to private placement	916,031	18,321	2,981,679	—	—	—	3,000,000
Stock compensation expense	—	—	44,088	—	—	—	44,088
Comprehensive loss:
Net loss	—	—	—	(3,821,601)	—	(308)	(3,821,909)
Unrealized gain on available-for-sale securities	—	—	—	—	1,012	—	1,012
Total comprehensive loss	—	—	—	—	—	—	(3,820,897)
Balance, September 30, 2018	9,094,535	$181,891	$334,723,420	$(333,562,563)	$(1,052)	$668,367	$2,010,063

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(8,176,343)	$(12,953,928)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	107,794	113,088
Loss on disposal and abandonment of assets	1,672	—
Compounded interest on long term debt	—	128,902
Stock compensation expense	178,179	261,235
Loss on extinguishment of debt	—	4,265,434
Value of stock issued to employees	—	316,902
Value of stock issued to 401(k) plan for employer matching contributions	19,588	35,980
Changes in operating assets and liabilities:
Accounts and other receivables	(124,665)	12,860,320
Prepaid expenses and other assets	753,034	632,106
Accounts payable	414,250	(239,519)
Accrued and other liabilities	216,180	992,304
Deferred revenue	(11,024)	(10,037)
Net cash (used in) provided by operating activities	(6,621,335)	6,402,787
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(200,000)
Proceeds from sales of available-for-sale securities	400,000	200,000
Maturities of available-for-sale securities	400,000	1,000,000
Proceeds from disposal (payments for purchases) of equipment	28,382	(19,317)
Net cash provided by investing activities	828,382	980,683
Cash flows from financing activities:
Proceeds from issuance of common stock	6,046,915	3,000,200
Payment of common stock issuance costs	(572,271)	—
Payment of debt-related costs	—	(7,153,000)
Principal payments on notes payable	(316,074)	(318,211)
Net cash provided by (used in) financing activities	5,158,570	(4,471,011)
Net (decrease) increase in cash and cash equivalents	(634,383)	2,912,459
Cash and cash equivalents, beginning of period	3,475,881	2,795,006
Cash and cash equivalents, end of period	$2,841,498	$5,707,465

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies

a.

Basis of Presentation: The information presented as of September 30, 2019 and for the three-month and nine-month periods ended September 30, 2019 and 2018 is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Navidea Biopharmaceuticals, Inc. (“Navidea”, the “Company,” or “we”) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The balances as of September 30, 2019 and the results for the interim periods are not necessarily indicative of results to be expected for the year. The consolidated financial statements should be read in conjunction with Navidea’s audited consolidated financial statements for the year ended December 31, 2018, which were included as part of our Annual Report on Form 10-K.

Our consolidated financial statements include the accounts of Navidea, our wholly owned subsidiary, Navidea Biopharmaceuticals Limited, and our majority-owned subsidiary, Macrophage Therapeutics, Inc. (“MT”). All significant inter-company accounts were eliminated in consolidation.

On April 26, 2019, the Company effected a one-for-twenty reverse stock split of its issued and outstanding shares of common stock, par value $0.001 per share (“Common Stock”). As a result of the reverse split, each twenty pre-split shares of Common Stock outstanding automatically combined into one new share of Common Stock.  The number of outstanding shares of Common Stock was reduced from approximately 201.0 million to approximately 10.1 million shares. The authorized number of shares of Common Stock was not reduced and remains at 300.0 million.  The par value of the Company’s Common Stock remained unchanged at $0.001 per share after the reverse split. Our consolidated balance sheets, statements of operations, statements of stockholders’ equity, and accompanying notes to the financial statements have been restated, as required, for all periods presented to reflect the reverse stock split as if it had occurred on January 1, 2018.  Our consolidated statements of cash flows were not impacted by the reverse stock split.

b.	Financial Instruments and Fair Value: The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

(1)

Cash and cash equivalents, available-for-sale securities, accounts and other receivables, and accounts payable: The carrying amounts approximate fair value because of the short maturity of these instruments.

(2)

Notes payable: The carrying value of our debt at December 31, 2018 primarily consisted of the face amount of the notes plus accrued interest. At December 31, 2018, the fair value of our notes payable was approximately $316,000, equal to the carrying value of $316,000. We did not have any notes payable outstanding at September 30, 2019. See Note 9.

(3)

Derivative liabilities: Derivative liabilities are related to certain outstanding warrants which are recorded at fair value. Derivative liabilities totaling $63,000 as of September 30, 2019 and December 31, 2018 were included in other liabilities on the consolidated balance sheets. The assumptions used to calculate fair value as of September 30, 2019 and December 31, 2018 included volatility, a risk-free rate and expected dividends. In addition, we considered non-performance risk and determined that such risk is minimal. Unrealized gains and losses on the derivatives, if any, are classified in other expenses as a change in the fair value of financial instruments in the statements of operations. See Note 4.

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

The Company was also engaged in litigation with Platinum-Montaur Life Sciences LLC (“Platinum-Montaur”), an affiliate of Platinum Management (NY) LLC, Platinum Partners Value Arbitrage Fund L.P. (“PPVA”), Platinum Partners Capital Opportunity Fund (“PPCO”), Platinum Partners Liquid Opportunity Master Fund L.P., Platinum Liquid Opportunity Management (NY) LLC, and Montsant Partners LLC (collectively, “Platinum”), in which Platinum-Montaur was seeking damages of approximately $1.9 million plus interest.  In October 2018, the court granted judgment for Navidea and dismissed all claims in the case; however, in November 2018, Platinum-Montaur filed a notice of appeal.  Oral argument on the appeal was held before the United States Court of Appeals for the Second Circuit (the “Second Circuit”) on September 5, 2019 and the court will issue its decision in the near future. See Notes 9 and 11.

In addition, the Company is engaged in litigation with our former President and Chief Executive Officer, Dr. Michael Goldberg. See Notes 7 and 11.

On June 18, 2019, the Company completed an underwritten public offering of 8,000,000 shares (the “Shares”) of our Common Stock pursuant to an underwriting agreement (the “Underwriting Agreement”), dated June 13, 2019, between the Company and H.C. Wainwright & Co., LLC (the “Underwriter”) at a price to the public of $0.75 per share.  Of the 8,000,000 total Shares, 4,000,000 shares were placed with existing investor John K. Scott, Jr. (the “Investor”), at a price of $0.75 per share. Pursuant to the Underwriting Agreement, the Underwriter purchased the remaining 4,000,000 Shares from the Company at a price of $0.69375 per share.  After underwriting discounts, commissions, fees and expenses paid to the Underwriter, the Company received net proceeds from the offering of $5,555,000.  The Company intends to use the net proceeds from the offering to fund its research and development programs, including continuing to advance its Phase 2b and Phase 3 clinical trials of Tc99m tilmanocept in patients with rheumatoid arthritis, and for general working capital purposes and other operating expenses.

In addition, the Company has experienced recurring net losses and has used significant cash to fund its operations. The Company has considerable discretion over the extent of development project expenditures and has the ability to curtail the related cash flows as needed. The June 2019 underwritten public offering provided approximately $5.5 million of additional working capital. The Company also has funds remaining under outstanding grant awards, and continues working to establish new sources of funding, including collaborations, potential equity investments, and additional grant funding that can augment the balance sheet. However, based on our current working capital and our projected cash burn, and without definitive agreements in place for additional funding, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months following the filing of this Quarterly Report on Form 10-Q.

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

During the three-month periods ended September 30, 2019 and 2018, the Company recognized revenue from contracts with customers of approximately $5,000 and $22,000, respectively. During the nine-month periods ended September 30, 2019 and 2018, the Company recognized revenue from contracts with customers of approximately $35,000 and $303,000, respectively. During the three-month and nine-month periods ended September 30, 2019 and 2018, the Company did not recognize any related impairment losses, nor did the Company recognize any revenue from performance obligations associated with long-term contracts that were satisfied (or partially satisfied) in previous periods.

The following tables disaggregate the Company’s revenue from contracts with customers for the three-month and nine-month periods ended September 30, 2019 and 2018.

Three Months Ended September 30, 2019	Diagnostics
Royalty revenue:
Europe	$4,895

Three Months Ended September 30, 2018	Diagnostics
Royalty revenue:
Europe	$2,382

License revenue:
NAV4694 sublicense	$14,930
Tc99m tilmanocept sublicense, China	5,000
Total	$19,930

Nine Months Ended September 30, 2019	Diagnostics
Royalty revenue:
Europe	$13,985

License revenue:
NAV4694 sublicense	$9,953

Other revenue:
Additional stability studies	$11,024

Nine Months Ended September 30, 2018	Diagnostics
Royalty revenue:
Europe	$9,842

License revenue:
NAV4694 sublicense	$272,639
Tc99m tilmanocept sublicense, China	5,000
Total	$277,639

Other revenue:
Additional stability studies	$15,037

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

Through September 30, 2019, the Company has not capitalized any contract-related costs as contract assets.

The following table summarizes the changes in contract liabilities, the current portion of which is included in accrued liabilities and other in the consolidated balance sheets, during the three-month and nine-month periods ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total deferred revenue, beginning of period	$1,195,000	$721,024	$711,024	$26,061
Impact of adoption of ASU 2014-09 and related standards	—	—	—	700,000
Revenue deferred related to sublicense	—	—	495,000	10,000
Refund of deferred revenue related to sublicense	(495,000)	—	(495,000)	—
Revenue recognized from satisfaction of performance obligations	—	(5,000)	(11,024)	(20,037)
Total deferred revenue, end of period	$700,000	$716,024	$700,000	$716,024

The Company had trade receivables of approximately $0 and $12,000 outstanding as of September 30, 2019 and December 31, 2018.

In addition to revenue from contracts from customers, we also generate revenue from NIH grants to support various product development initiatives. The revenue recognition standard applies to revenue from contracts with customers. A customer is defined as a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ongoing major or central operations in exchange for consideration. The Company’s ongoing major or central operations consist of the development and commercialization of precision immunodiagnostic agents and immunotherapeutics. The NIH and its various institutes are responsible for biomedical and public health research and provide major biomedical research funding to non-NIH research facilities and entities such as Navidea. While the Company will directly benefit from any knowledge gained from the project, there is also a public health benefit provided, which justifies the use of public funds in the form of the grants. Based on the nature of the Company’s operations and the terms of the grant awards, Navidea does not have a vendor-customer relationship with the NIH and the grant awards are outside the scope of the revenue recognition standard. Accordingly, the revenue recognition standard need not be applied to the NIH grants. During the three-month periods ended September 30, 2019 and 2018, the Company recognized grant revenue of $232,000 and $169,000, respectively. During the nine-month periods ended September 30, 2019 and 2018, the Company recognized grant revenue of $497,000 and $680,000, respectively.

4.	Fair Value

The Company’s available-for-sale securities consist of certificates of deposit which are measured using Level 2 inputs.

MT issued warrants to purchase MT common stock with certain characteristics including a net settlement provision that require the warrants to be accounted for as a derivative liability at fair value on the consolidated balance sheets. The estimated fair value of the MT warrants is $63,000 at both September 30, 2019 and December 31, 2018, is included in other liabilities on the accompanying consolidated balance sheets and will continue to be measured on a recurring basis.

The following tables set forth, by level, financial assets and liabilities measured at fair value on a recurring basis.

Liabilities Measured at Fair Value on a Recurring Basis as of September 30, 2019
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

There were no transfers in or out of our Level 1 or Level 2 liabilities during the nine-month periods ended September 30, 2019 or 2018.  Changes in the estimated fair value of our Level 3 liabilities relating to unrealized gains (losses), if any, are recorded as changes in fair value of financial instruments in the consolidated statements of operations.  There was no change in the estimated fair value of our Level 3 liabilities during the nine-month periods ended September 30, 2019 and 2018.

5.	Stock-Based Compensation

For the three-month periods ended September 30, 2019 and 2018, our total stock-based compensation expense, which includes reversals of expense for certain forfeited or cancelled awards, was approximately $50,000 and $44,000, respectively. For the nine-month periods ended September 30, 2019 and 2018, our total stock-based compensation expense, which includes reversals of expense for certain forfeited or cancelled awards, was approximately $178,000 and $261,000, respectively. We have not recorded any income tax benefit related to stock-based compensation in any of the three-month or nine-month periods ended September 30, 2019 and 2018.

A summary of the status of our stock options as of September 30, 2019, and changes during the nine-month period then ended, is presented below.

	Nine Months Ended September 30, 2019
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2019	157,915	$24.82
Granted	95,250	5.89
Exercised	—	—
Canceled and Forfeited	(5,304)	8.94
Expired	(9,041)	31.21
Outstanding, September 30, 2019	238,820	$17.38	7.4	$—
Exercisable, September 30, 2019	80,157	$33.13	5.0	$—

A summary of the status of our unvested restricted stock as of September 30, 2019, and changes during the nine-month period then ended, is presented below.

	Nine Months Ended September 30, 2019
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested, January 1, 2019	5,000	$7.42
Granted	15,000	2.75
Vested	(5,000)	7.42
Forfeited	—	—
Unvested, September 30, 2019	15,000	$2.75

As of September 30, 2019, there was approximately $83,000 of total unrecognized compensation expense related to unvested stock-based awards, which we expect to recognize over the remaining weighted average vesting term of 0.9 year.

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

Diluted loss per common share for the nine-month periods ended September 30, 2019 and 2018 excludes the effects of 1,490,531 and 930,909 common share equivalents, respectively, since such inclusion would be anti-dilutive. The excluded shares consist of common shares issuable upon exercise of outstanding stock options and warrants.

The Company’s unvested restricted stock awards contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”). Therefore, the unvested restricted stock awards are required to be included in the number of shares outstanding for both basic and diluted earnings per share calculations. However, due to our loss from continuing operations, 15,000 and 5,000 shares of unvested restricted stock for the nine-month periods ended September 30, 2019 and 2018, respectively, were excluded in determining basic and diluted loss per share from continuing operations because such inclusion would be anti-dilutive.

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

8.	Accounts Payable, Accrued Liabilities and Other

Accounts payable at September 30, 2019 includes an aggregate of $65,000 due to related parties for director fees. Accrued liabilities and other at September 30, 2019 and December 31, 2018 includes an aggregate of $317,000 and $1.6 million, respectively, due to related parties for accrued termination costs, bonuses and director fees.

9.	Notes Payable

Platinum-Montaur Life Sciences LLC

In July 2012, we entered into an agreement with Platinum-Montaur to provide us with a credit facility of up to $50 million (the “Platinum Loan Agreement”).  In March 2017, the Company repaid to PPCO an aggregate of approximately $7.7 million in partial satisfaction of the Company’s liabilities, obligations and indebtedness under the Platinum Loan Agreement between the Company and Platinum-Montaur, which were transferred by Platinum-Montaur to PPCO.  In November 2018, the Company issued 925,000 shares of our Common Stock to Dr. Goldberg, of which approximately 817,857 shares valued at $3.2 million were applied as payment of the Platinum debt, including principal and accrued interest of $2.2 million and loss on extinguishment of debt of $1.0 million.  See Note 11.

During the nine-month period ended September 30, 2018, $129,000 of interest was compounded and added to the balance of the Platinum Note.

IPFS Corporation

In November 2017, we prepaid $396,000 of insurance premiums through the issuance of a note payable to IPFS Corporation (“IPFS”) with an interest rate of 4.0%. The note was payable in ten monthly installments of $40,000, with the final payment made in August 2018. In November 2018, we prepaid $393,000 of insurance premiums through the issuance of a note payable to IPFS with an interest rate of 5.1%. The note was payable in ten monthly installments of $40,000, with the final payment made in August 2019.

Interest expense related to the IPFS notes payable totaled $6,000 and $5,000 during the nine-month periods ended September 30, 2019 and 2018, respectively. The balance of the IPFS note was approximately $0 and $316,000 as of September 30, 2019 and December 31, 2018, respectively, and was included in notes payable, current in the consolidated balance sheets.

Summary

During the three-month periods ended September 30, 2019 and 2018, we recorded interest expense of $1,000 and $45,000, respectively, related to our notes payable. Of these amounts, $0 and $44,000 was compounded and added to the balance of our notes payable during the three-month periods ended September 30, 2019 and 2018, respectively. During the nine-month periods ended September 30, 2019 and 2018, we recorded interest expense of $6,000 and $134,000, respectively, related to our notes payable. Of these amounts, $0 and $129,000 was compounded and added to the balance of our notes payable during the nine-month periods ended September 30, 2019 and 2018, respectively.

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

Lease expense for operating leases is recognized on a straight-line basis over the lease term, and is included in selling, general and administrative expenses on our consolidated statements of operations. Total operating lease expense was $54,000 and $176,000 for the three-month and nine-month periods ended September 30, 2019, respectively. Sublease income was $94,000 and $283,000 for the three-month and nine-month periods ended September 30, 2019, and was recorded in selling, general and administrative expenses.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of September 30, 2019.

Maturity of Lease Liabilities	Operating Lease Payments
2019 (remaining)	$90,324
2020	319,034
2021	306,781
2022	253,339
Total undiscounted operating lease payments	969,478
Less imputed interest	144,799
Present value of operating lease liabilities	$824,679

Balance Sheet Classification
Current lease liabilities	$249,615
Noncurrent lease liabilities	575,064
Total operating lease liabilities	$824,679

Other Information
Weighted-average remaining lease term for operating leases (in years)	2.9
Weighted-average discount rate for operating leases	12.3%

An initial right-of-use lease asset of $407,000 was recognized as a non-cash asset addition with the adoption of ASU 2016-02. Cash paid for amounts included in the present value of operating lease liabilities was $249,000 during the nine-month period ended September 30, 2019 and is included in operating cash flows.

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

On November 30, 2018, Platinum-Montaur filed a notice of appeal with the Second Circuit claiming that the District Court erred in dismissing Platinum-Montaur’s claims for breach of contract and unjust enrichment. On January 22, 2019, Platinum-Montaur filed its brief in the Second Circuit, asking the Second Circuit to reverse the District Court and remand the case to the District Court for further proceedings. On February 26, 2019, the Company filed its brief in the Second Circuit. Oral argument on the appeal was held before the Second Circuit on September 5, 2019 and the court will issue its decision in the near future. See Note 9.

Goldberg Agreement and Litigation

In August 2018, Dr. Michael Goldberg resigned from his positions as an executive officer and a director of Navidea.  In connection with Dr. Goldberg’s resignation, Navidea and Dr. Goldberg entered into the Agreement, with the intent of entering into one or more additional Definitive Agreements, which set forth the terms of the separation from service.  Among other things, the Agreement provided that Dr. Goldberg would be entitled to 1,175,000 shares of our Common Stock, representing in part payment of accrued bonuses and payment of the balance of the Platinum Note.  A portion of the 1,175,000 shares to be issued to Dr. Goldberg will be held in escrow for up to 18 months in order to reimburse Navidea in the event that Navidea is obligated to pay any portion of the Platinum Note to a party other than Dr. Goldberg.  Further, the Agreement provided that the Company’s subsidiary, MT, would redeem all of Dr. Goldberg’s preferred stock and issue to Dr. Goldberg super voting common stock equal to 5% of the outstanding shares of MT.  In November 2018, the Company issued 925,000 shares of our Common Stock to Dr. Goldberg, 250,000 of which were placed in escrow in accordance with the Agreement.  As of the date of filing this Quarterly Report on Form 10-Q, Definitive Agreements have not been signed.

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

In addition, the Deficiency Letter stated that the Staff determined that the Company’s securities have been selling for a low price per share for a substantial period of time and, pursuant to Section 1003(f)(v) of the NYSE American Company Guide, Navidea’s continued listing was predicated on it effecting a reverse stock split of our Common Stock or otherwise demonstrating sustained price improvement within a reasonable period of time.

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

On March 22, 2019, the Company entered into a Stock Purchase Agreement with the Investor, pursuant to which the Company was to issue to the Investor in a private placement (the “Private Placement”) up to $3.0 million in shares (the “Securities”) of Common Stock. The Private Placement was to occur in multiple tranches. The initial closing occurred on March 22, 2019 (the “Initial Closing”), at which the Investor purchased $50,000 worth of the Securities at a per share price of $2.80, which was the closing price of a share of Common Stock reported on the NYSE American market for the business day immediately before the Initial Closing Date. The remainder of the Securities were to be purchased by the Investor from time to time, on such date or dates to be determined by the Company and the Investor, which date was not to be later than June 15, 2019.  No additional shares were purchased by the Investor prior to the June 15, 2019 expiration of the Stock Purchase Agreement.

On June 18, 2019, the Company completed an underwritten public offering of 8,000,000 Shares of Common Stock pursuant to the Underwriting Agreement at a price to the public of $0.75 per share.  Of the 8,000,000 total Shares, 4,000,000 shares were placed with the Investor at a price of $0.75 per share. Pursuant to the Underwriting Agreement, the Underwriter purchased the remaining 4,000,000 Shares from the Company at a price of $0.69375 per share.  Under the terms of the Underwriting Agreement, the Company granted the Underwriter an option (the “Underwriter Option”), exercisable for 30 days, to purchase up to an additional 1,200,000 shares of Common Stock at a price per share of $0.69375. The Underwriter Option was not exercised.

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

During the nine-month period ended September 30, 2018, we issued 55,938 shares of Common Stock valued at $317,000 to our employees as payment in lieu of cash for their 2017 bonuses.

During the nine-month periods ended September 30, 2019 and 2018, we issued 8,128 and 4,734 shares of Common Stock as matching contributions to our 401(k) Plan which were valued at $20,000 and $36,000, respectively.

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

At September 30, 2019, there are warrants outstanding to purchase 1.4 million shares of Common Stock.  The warrants are exercisable at prices ranging from $0.20 to $50.00 per share with a weighted average exercise price of $13.46 per share.  The warrants have remaining outstanding terms ranging from one month to 15.9 years.

In addition, at September 30, 2019, there are 300 warrants outstanding to purchase MT common stock.  The warrants are exercisable at $2,000 per share.

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

Current accounting standards require a valuation allowance against DTAs if, based on the weight of available evidence, it is more likely than not that some or all of the DTAs may not be realized. Due to the uncertainty surrounding the realization of these DTAs in future tax returns, all of the DTAs have been fully offset by a valuation allowance at September 30, 2019 and December 31, 2018, except the alternative minimum tax (“AMT”) credit carryforward amount described below.

In assessing the realizability of DTAs, management considers whether it is more likely than not that some portion or all of the DTAs will not be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the DTAs are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences or tax carryforwards as of September 30, 2019 except for the AMT credit carryforward.

The Tax Cuts and Jobs Act was signed into law on December 22, 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. The Tax Act repeals the AMT for corporations, and permits any existing AMT credit carryforwards to be used to reduce the regular tax obligation in 2018, 2019 and 2020. Companies may continue using AMT credits to offset any regular income tax liability in years 2018 through 2020, with 50% of remaining AMT credits refunded in each of the 2018, 2019 and 2020 tax years, and all remaining credits refunded in tax year 2021. This results in full realization of an existing AMT credit carryforward irrespective of future taxable income. As of December 31, 2018, the first 50% of the $1.2 million AMT credit carryforwards was included in prepaid and other current assets, and the remaining AMT credit carryforwards were included in noncurrent assets in the consolidated balance sheets. The Company received a refund of $621,000 in September 2019. Due to the uncertainty of timing of the next refund, the remaining $621,000 of AMT credit carryforwards are included in noncurrent assets as of September 30, 2019.

Current accounting standards include guidance on the accounting for uncertainty in income taxes recognized in the financial statements. Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility. As a result, no liability for uncertain tax positions was recorded as of September 30, 2019 or December 31, 2018 and we do not expect any significant changes in the next twelve months. Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense. As of September 30, 2019, tax years 2015-2018 remained subject to examination by federal and state tax authorities.

As of September 30, 2019, we had approximately $130.9 million of federal and $20.3 million of state net operating loss carryforwards, as well as approximately $8.7 million of federal Research and Development (“R&D”) credit carryforwards.

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

The information in the following tables is derived directly from each reportable segment’s financial reporting.

Three Months Ended September 30, 2019	Diagnostics	Therapeutics	Corporate	Total
Royalty revenue	$4,895	$—	$—	$4,895
Grant and other revenue	77,049	154,867	—	231,916
Total revenue	81,944	154,867	—	236,811
Cost of revenue	195	—	—	195
Research and development expenses	1,678,423	123,135	—	1,801,558
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	1,052	1,484,155	1,485,207
Depreciation and amortization (2)	—	—	34,289	34,289
(Loss) income from operations (3)	(1,596,674)	30,680	(1,518,444)	(3,084,438)
Other income (4)	—	—	10,334	10,334
Income tax (expense) benefit	(72)	16	55	—
Net (loss) income	(1,596,746)	30,696	(1,508,055)	(3,074,104)
Total assets, net of depreciation and amortization:
United States	$36,811	$93,860	$4,688,379	$4,819,050
International	2,606	—	—	2,606
Capital expenditures	—	—	—	—

Three Months Ended September 30, 2018	Diagnostics	Therapeutics	Corporate	Total
Royalty revenue	$2,382	$—	$—	$2,382
License revenue	19,930	—	—	19,930
Grant and other revenue	65,505	143,641	—	209,146
Total revenue	87,817	143,641	—	231,458
Cost of revenue	38,101	—	—	38,101
Research and development expenses	711,355	514,415	—	1,225,770
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	20,532	2,630,581	2,651,113
Depreciation and amortization (2)	—	—	37,590	37,590
Loss from operations (3)	(661,639)	(391,306)	(2,668,171)	(3,721,116)
Other expense (4)	—	—	(24,534)	(24,534)
Income tax expense	(10,081)	(3,879)	(62,299)	(76,259)
Net loss	(671,720)	(395,185)	(2,755,004)	(3,821,909)
Total assets, net of depreciation and amortization:
United States	$117,722	$72,622	$8,899,301	$9,089,645
International	18,239	—	1,158	19,397
Capital expenditures	—	—	16,152	16,152

Nine Months Ended September 30, 2019	Diagnostics	Therapeutics	Corporate	Total
Royalty revenue	$13,985	$—	$—	$13,985
License revenue	9,953	—	—	9,953
Grant and other revenue	309,670	204,919	—	514,589
Total revenue	333,608	204,919	—	538,527
Cost of revenue	6,559	—	—	6,559
Research and development expenses	3,194,468	418,315	—	3,612,783
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	15,828	4,985,990	5,001,818
Depreciation and amortization (2)	—	—	107,794	107,794
Loss from operations (3)	(2,867,419)	(229,224)	(5,093,784)	(8,190,427)
Other income (4)	—	—	17,456	17,456
Provision for income tax	(248)	(20)	(439)	(707)
Net loss from continuing operations	(2,867,667)	(229,244)	(5,076,767)	(8,173,678)
Loss from discontinued operations, net of tax	(2,665)	—	—	(2,665)
Net loss	(2,870,332)	(229,244)	(5,076,767)	(8,176,343)
Total assets, net of depreciation and amortization:
United States	$36,811	$93,860	$4,688,379	$4,819,050
International	2,606	—	—	2,606
Capital expenditures	—	—	—	—

Nine Months Ended September 30, 2018	Diagnostics	Therapeutics	Corporate	Total
Royalty revenue	$9,842	$—	$—	$9,842
License revenue	277,639	—	—	277,639
Grant and other revenue	454,830	307,719	—	762,549
Total revenue	742,311	307,719	—	1,050,030
Cost of revenue	73,811	—	—	73,811
Research and development expenses	2,409,524	957,920	—	3,367,444
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	45,769	6,095,617	6,141,386
Depreciation and amortization (2)	—	—	113,088	113,088
Loss from operations (3)	(1,741,024)	(695,970)	(6,208,705)	(8,645,699)
Other expense (4)	—	—	(4,284,014)	(4,284,014)
Income tax expense	(8,797)	(3,517)	(53,017)	(65,330)
Net loss from continuing operations	(1,749,821)	(699,487)	(10,545,736)	(12,995,043)
Loss from discontinued operations, net of tax	(1,938)	—	—	(1,938)
Gain on sale of discontinued operations, net of tax	43,053	—	—	43,053
Net loss	(1,708,706)	(699,487)	(10,545,736)	(12,953,928)
Total assets, net of depreciation and amortization:
United States	$117,722	$72,622	$8,899,301	$9,089,645
International	18,239	—	1,158	19,397
Capital expenditures	—	—	19,317	19,317

(1)

General and administrative expenses, excluding depreciation and amortization, represent costs that relate to the general administration of the Company and as such are not currently allocated to our individual reportable segments, other than those expenses directly incurred by MT.

(2)

Depreciation and amortization is reflected in selling, general and administrative expenses ($34,289 and $37,590 for the three-month periods ended September 30, 2019 and 2018, and $107,794 and $113,088 for the nine-month periods ended September 30, 2019 and 2018, respectively).

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

16.	Supplemental Disclosure for Statements of Cash Flows

During the nine-month periods ended September 30, 2019 and 2018, we paid interest aggregating $6,000 and $8,000, respectively.  During the nine-month periods ended September 30, 2019 and 2018, we issued 8,128 and 4,734 shares of our Common Stock as matching contributions to our 401(k) Plan which were valued at $20,000 and $36,000, respectively.

17.	Subsequent Events

The Company has evaluated events and transactions subsequent to September 30, 2019 and through the date these consolidated financial statements were issued in this Quarterly Report on Form 10-Q and filed with the SEC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, but not limited to:

●	our history of operating losses and uncertainty of future profitability;

●	the final outcome of any pending litigation;

●	our ability to successfully complete research and further development of our drug candidates;

●	the timing, cost and uncertainty of obtaining regulatory approvals of our drug candidates;

●	our ability to successfully commercialize our drug candidates;

●	our ability to raise capital sufficient to fund our development and commercialization programs;

●	our dependence on royalties and grant revenue;

●	our limited product line and distribution channels;

●	advances in technologies and development of new competitive products;

●	our ability to implement our growth strategy;

●	anticipated trends in our business;

●	our ability to maintain effective control over financial reporting;

●	our ability to comply with NYSE American continued listing standards; and

●	other risk factors set forth in this report and detailed in our most recent Annual Report on Form 10-K and other SEC filings.

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

In April 2019, the Company received feedback from the FDA regarding the Company’s planned clinical studies that will evaluate joint disease in patients with RA and monitor patient response to therapy. The Company’s proposed RA studies were discussed with the FDA during an in-person meeting and through follow-up collaborative efforts. The FDA has communicated that the first study, a Phase 2b trial, is aligned with expectations for the studies and that they will continue to work with Navidea as we progress into a second Phase 2b trial correlating Tc99m tilmanocept uptake in RA-involved joints with CD206 immunohistochemistry findings from synovial biopsies and into the planned Phase 3 clinical trial. In May 2019, we began enrolling patients into the first Phase 2b study, entitled “Evaluation of the Precision and Sensitivity of Tilmanocept Uptake Value (“TUV”) on Tc99m Tilmanocept Planar Imaging” (ClinicalTrials.gov MCT03938636). This study will provide confirmatory support necessary to initiate Navidea’s Phase 3 study program. In October 2019, the Company performed its first interim analysis of this trial, covering subjects enrolling into Arms 1 and 2. The results of this interim analysis were in line with the Company’s hypotheses that Tc99m tilmanocept can provide robust, stable imaging in healthy subjects as well as in patients with active RA, and provide the fundamental information needed to keep moving forward into the Phase 3. The pivotal Phase 3 study program will assess joint disease status and monitor patient response to therapy.

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

Navidea has also been awarded a phase 1 Small Business Technology Transfer (“STTR”) grant (1R41HL147640-01A1) entitled Gallium 68 Tilmanocept for PET Imaging of Atherosclerosis Plaques. This grant will support a research collaboration between Navidea and Dr. Suzanne Lapi of the University of Alabama Birmingham. These efforts will evaluate [68] gallium tilmanocept for imaging plaques in an animal model of atherosclerosis and will begin activities in the fourth quarter of 2019.

Kaposi’s Sarcoma

We initiated and completed a study of KS in 2015 (ClinicalTrials.gov NCT022201420) and received additional funding from the National Institutes of Health (“NIH”) in 2016 to continue diagnostic studies in this disease.  The new support not only continues the imaging of the cutaneous form of this disease but expands this to imaging of visceral disease via IV administration of Tc99m tilmanocept (NIH/NCI 1 R44 CA192859-01A1; ClinicalTrials.gov NCT03157167).  This now-escalated study includes a pathology/biopsy component as well as an imaging component to determine pathology concordance with image assessment.  We received Institutional Review Board approval of the clinical protocol and initiated a Phase 1/2 clinical study in KS in 2017.  This trial has completed enrollment and imaging, with expected completion by the end of 2019.

Colorectal Cancer (“CRC”) and Synchronous Liver Metastases

During 2017, we initiated an imaging study in subjects with CRC and liver metastases via IV administration of Tc99m tilmanocept. This study was supported through a SBIR grant (NIH/NCI 1 R44 CA1962783-01A1; ClinicalTrials.gov NCT03029988). The trial intended to enroll up to 12 subjects with dose modification. After an interim analysis of the first three completed subjects, a decision was made to not continue with the trial and the study is now closed. An initial presentation took place at SNMMI in June of 2018. An additional report has been submitted to the National Cancer Institute (“NCI”) on the early results of this study. The final study report has been completed and sent to the FDA.

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

Outlook

Our operating expenses in recent years have been focused primarily on support of both diagnostic and therapeutic applications of our Manocept platform, and Tc99m tilmanocept. We incurred approximately $3.6 million and $3.3 million in total on research and development activities during the nine-month periods ended September 30, 2019 and 2018, respectively. Of the total amounts we spent on research and development during those periods, excluding costs related to our internal research and development headcount and our general and administrative staff which we do not currently allocate among our various development programs, we incurred out-of-pocket charges by program as follows:

	Nine Months Ended September 30,
Development Program (a)	2019	2018
Manocept Platform - Diagnostics (b)	$1,917,503	$906,178
Manocept Platform - Therapeutics (b)	418,315	1,063,992
Tc99m Tilmanocept	165,035	143,928

(a)	Certain development program expenditures were offset by grant reimbursement revenues totaling $497,000 and $680,000 during the nine-month periods ended September 30, 2019 and 2018, respectively.
(b)	Certain 2018 Manocept Platform amounts have been reclassified from Diagnostics to Therapeutics to conform to 2019 presentation.

We continue to expect our total research and development expenses, including out-of-pocket charges as well as internal headcount and support costs, to be higher in 2019 than in 2018.

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

We expect to focus the majority of our efforts on the advancement of our efforts with our Manocept platform. In the near term, we have begun or plan to begin three clinical studies in RA during 2019 and complete those clinical trials by the end of 2020.

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

Discontinued Operations

In March 2017, Navidea completed the Asset Sale to Cardinal Health 414, as discussed previously under “The Company.”  On April 2, 2018, the Company entered into the Amendment.  Pursuant to the Amendment, Cardinal Health 414 paid the Company approximately $6.0 million and agreed to pay the Company an amount equal to the unused portion of the letter of credit in favor of CRG (not to exceed approximately $7.1 million) promptly after the earlier of (i) the expiration of the letter of credit and (ii) the receipt by Cardinal Health 414 of evidence of the return and cancellation of the letter of credit.  In exchange, the obligation of Cardinal Health 414 to make any further contingent payments has been eliminated. Cardinal Health 414 is still obligated to make the milestone payments in accordance with the terms of the earnout provisions of the Purchase Agreement.  On April 9, 2018, CRG drew approximately $7.1 million on the letter of credit.

Results of Operations

Our pharmaceutical product candidates are not yet generating significant commercial revenue, therefore the discussion of our revenue focuses on the royalty, license, grant and other revenue and our operating variances focus on our product development programs and the supporting general and administrative expenses.

Three Months Ended September 30, 2019 and 2018

Royalty Revenue.  During the third quarters of 2019 and 2018, we recognized royalty revenue of $5,000 and $2,000, respectively, related to our license agreement with SpePharm AG, a company organized and existing under the laws of Switzerland (“SpePharm”) in Europe.

License Revenue.  During the third quarter of 2018, we recognized license revenue of $20,000, primarily for activities related to the sublicense of NAV4694 to Meilleur and the sublicense of Tc99m tilmanocept to Beijing Sinotau Medical Research Co., Ltd., a Chinese pharmaceutical company (“Sinotau”).  No license revenue was recognized during the third quarter of 2019.

Grant and Other Revenue. During the third quarter of 2019, we recognized $232,000 of grant and other revenue as compared to $209,000 during the same period in 2018. Grant revenue of $232,000 and $169,000 during the third quarters of 2019 and 2018, respectively, was related to SBIR grants from the NIH supporting Manocept development. Other revenue of $40,000 during the third quarter of 2018 was related to development work performed at the request of our European marketing partner. No other revenue was recorded during the third quarter of 2019.

Research and Development Expenses. Research and development expenses increased $576,000, or 47%, to $1.8 million during the third quarter of 2019 from $1.2 million during the same period in 2018. The increase was primarily due to net increases in drug project expenses related to (i) increased Manocept diagnostic development costs of $791,000 including increased clinical trial costs and manufacturing-related activities; and (ii) increased Tc99m tilmanocept development costs of $157,000, primarily increased license fees; offset by (iii) decreased Manocept therapeutic development costs of $375,000 including decreased consulting and clinical development costs. The net increase in research and development expenses also included increased compensation including incentive-based awards of $27,000 related to net increased headcount, offset by decreased related support costs of $23,000 including consulting, general office and travel expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.2 million, or 43%, to $1.5 million during the third quarter of 2019 from $2.7 million during the same period in 2018. Decreased compensation of $1.2 million, primarily related to the termination of our former CEO in 2018, was offset by net increased related support costs of $25,000 including increased director compensation due to the addition of two directors and increased travel costs offset by decreased general office and facilities expenses.

Other Income (Expense). Other income, net, was $10,000 during the third quarter of 2019 as compared to other expense, net of $25,000 during the same period in 2018. During the third quarter of 2018, we recorded non-cash interest expense of $44,000 related to interest that was compounded and added to the principal balance of the Platinum debt. During the third quarters of 2019 and 2018, we recognized interest income of $12,000 and $17,000, respectively.

Nine Months Ended September 30, 2019 and 2018

Royalty Revenue. During the first nine months of 2019 and 2018, we recognized royalty revenue of $14,000 and $10,000, respectively, related to our license agreement with SpePharm in Europe.

License Revenue. During the first nine months of 2019 and 2018, we recognized license revenue of $10,000 and $278,000, respectively, related to the sublicense of NAV4694 to Meilleur and the sublicense of Tc99m tilmanocept to Sinotau, including a non-refundable upfront payment from Meilleur in 2018.

Grant and Other Revenue. During the first nine months of 2019, we recognized $515,000 of grant and other revenue as compared to $763,000 in the first nine months of 2018. Grant revenue of $497,000 and $680,000 during the first nine months of 2019 and 2018, respectively, was related to SBIR grants from the NIH supporting Manocept development. Other revenue of $18,000 and $82,000 during the first nine months of 2019 and 2018, respectively, was related to development work performed at the request of our European marketing partner.

Research and Development Expenses. Research and development expenses increased $245,000, or 7%, to $3.6 million during the first nine months of 2019 from $3.4 million during the same period in 2018. The increase was primarily due to net increases in drug project expenses related to (i) increased Manocept diagnostic development costs of $1.0 million including increased clinical trial costs, manufacturing-related activities and license fees; and (ii) increased Tc99m tilmanocept development costs of $21,000 including increased license fees offset by decreased manufacturing-related activities; offset by (iii) decreased Manocept therapeutic development costs of $646,000 including decreased consulting, clinical development, and manufacturing-related activities; and (iv) decreased NAV4694 development costs of $34,000 including decreased clinical development costs. The net increase in research and development expenses also included net decreased compensation including incentive-based awards of $96,000 related to decreased salaries and bonus accruals offset by increased headcount, coupled with net decreased related support costs of $11,000 including decreased general office and travel expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.1 million, or 18%, to $5.1 million during the first nine months of 2019 from $6.2 million during the same period in 2018. The decrease was primarily due to decreased compensation of $1.5 million, primarily related to the termination of our former CEO in 2018, coupled with net decreased related support costs of $84,000 including decreased director compensation, general office expenses and taxes offset by increased facilities costs and insurance, and decreased investor relations costs of $27,000. These decreases were offset by net increased legal and professional services of $498,000 including increased legal costs related to the Goldberg litigation offset by decreased professional financial services.

Other Income (Expense). Other income, net, was $17,000 during the first nine months of 2019 as compared to other expense, net of $4.3 million during the same period in 2018. We recorded a loss on extinguishment of the CRG debt of $4.3 million during the first nine months of 2018. For the first nine months of 2018, we recorded non-cash interest expense of $129,000 related to interest that was compounded and added to the principal balance of the Platinum debt. During the first nine months of 2019 and 2018, we recognized interest income of $29,000 and $113,000, respectively. Interest income in the first nine months of 2018 was primarily related to the guaranteed consideration due from Cardinal Health 414, which was discounted to present value at the closing date of the Asset Sale.

Gain on Discontinued Operations.  We recorded a net gain related to the Amendment of $43,000 for the nine months ended September 30, 2018, including $54,000 of payments by Cardinal Health 414 to Navidea in excess of receivables recognized, offset by $11,000 in estimated taxes.

Liquidity and Capital Resources

Cash balances decreased to $2.8 million at September 30, 2019 from $3.5 million at December 31, 2018. The net decrease was primarily due to cash used to fund our operations of $6.6 million, stock issuance costs of $572,000, and payments on notes payable of $316,000, offset by proceeds from issuance of Common Stock of $6.0 million and sales and maturities of available-for-sale securities of $800,000.

Operating Activities. Cash used in operations was $6.6 million during the first nine months of 2019 compared to $6.4 million cash provided by operations during the same period in 2018.

Accounts receivable increased to $146,000 at September 30, 2019 from $21,000 at December 31, 2018, primarily due to increased grant reimbursements receivable of $118,000.

Prepaid expenses and other current assets decreased to $247,000 at September 30, 2019 from $1.3 million at December 31, 2018, primarily due to the receipt of a federal tax refund coupled with normal amortization of prepaid insurance, offset by the purchase of Tc99m tilmanocept to be used in clinical trials.

Accounts payable increased to $839,000 at September 30, 2019 from $425,000 at December 31, 2018, primarily driven by net increased payables due for Manocept development costs, legal and professional services, and investor relations services. Accrued liabilities and other current liabilities remained at approximately $2.5 million at September 30, 2019 and December 31, 2018. The net decreases in accrued liabilities included decreased accruals for compensation, offset by increased accruals for legal and professional services and Manocept development costs. Our payable and accrual balances will continue to fluctuate but will likely increase overall as we increase our development activity related to the Manocept platform.

Investing Activities. Investing activities provided $828,000 during the first nine months of 2019 compared to $981,000 during the same period in 2018. Maturities of available-for-sale securities provided $400,000 and $1.0 million during the first nine months of 2019 and 2018, respectively. Sales of available-for-sale securities provided $400,000 and $200,000 during the first nine months of 2019 and 2018, respectively. Purchases of available-for-sale securities used $200,000 during the first nine months of 2018. There were no purchases of available-for-sale securities during the first nine months of 2019.

Financing Activities. Financing activities provided $5.2 million during the first nine months of 2019 compared to using $4.5 million during the same period in 2018. The $5.2 million provided by financing activities in the first nine months of 2019 consisted primarily of proceeds from issuance of Common Stock of $6.0 million, offset by stock issuance costs of $572,000 and principal payments on financed insurance premiums of $316,000. The $4.5 million used by financing activities in the first nine months of 2018 consisted primarily of CRG’s draw on the letter of credit of $7.1 million and principal payments on financed insurance premiums of $318,000, offset by proceeds from issuance of Common Stock of $3.0 million.

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

We plan to focus our resources during the remainder of 2019 and into 2020 primarily on development of products based on the Manocept platform. Although management believes that it will be able to achieve this objective, it is subject to a number of variables beyond our control, including the nature and timing of any partnering opportunities, the ability to modify contractual commitments made in connection with these programs, and the timing and expense associated with suspension or alteration of clinical trials, and consequently we may need to seek additional financing in order to support our planned development programs.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements.

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

Under the supervision and with the participation of our management, including Mr. Latkin, who serves as our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2019, and concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Control Over Financial Reporting

During the quarter ended September 30, 2019, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
November 8, 2019

By:	/s/ Jed A. Latkin

Jed A. Latkin
Chief Executive Officer, Chief Operating Officer and Chief Financial Officer
(Authorized Officer; Principal Executive, Financial and Accounting Officer)