Form 10-K
period 2019-12-31
NAVIDEA BIOPHARMACEUTICALS, INC.
filed 2020-03-18
CIK 810509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                 to

Commission file number 001-35076

NAVIDEA BIOPHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	31-1080091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4995 Bradenton Avenue, Suite 240, Dublin, Ohio	43017-3552
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (614) 793-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, par value $.001 per share	NAVB	NYSE American

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

The aggregate market value of shares of common stock held by non-affiliates of the registrant on June 30, 2019 was $11,351,428.

The number of shares of common stock outstanding on March 2, 2020 was 20,439,541.

DOCUMENTS INCORPORATED BY REFERENCE

None.

The Private Securities Litigation Reform Act of 1995 (the “PSLRA”) provides a safe harbor for forward-looking statements made by or on behalf of the Company.  Statements in this document which relate to other than strictly historical facts, such as statements about the Company’s plans and strategies, expectations for future financial performance, new and existing products and technologies, anticipated clinical and regulatory pathways, the ability to obtain, and timing of, regulatory approvals of the Company’s products, the timing and anticipated results of commercialization efforts, and anticipated markets for the Company’s products, are forward-looking statements within the meaning of the PSLRA.  The words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” “project,” and similar expressions identify forward-looking statements that speak only as of the date hereof.  Investors are cautioned that such statements involve risks and uncertainties that could cause actual results to differ materially from historical or anticipated results due to many factors including, but not limited to, our history of operating losses and uncertainty of future profitability, accumulated deficit, future capital needs, the outcome of any pending litigation, uncertainty of capital funding, dependence on royalties and grant revenue, limited product line and distribution channels, competition, risks of development of new products, our ability to maintain effective control over financial reporting, our ability to comply with NYSE American continued listing standards, the impact of the recent coronavirus pandemic, and other risks set forth below under Item 1A, “Risk Factors.”  The Company undertakes no obligation to publicly update or revise any forward-looking statements.

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

On March 3, 2017, the Company completed the sale to Cardinal Health 414, LLC (“Cardinal Health 414”) of its assets used, held for use, or intended to be used in operating its business of developing, manufacturing and commercializing a product used for lymphatic mapping, lymph node biopsy, and the diagnosis of metastatic spread to lymph nodes for staging of cancer, including the Company’s radioactive diagnostic agent marketed under the Lymphoseek® trademark for current approved indications by the U.S. Food and Drug Administration (the “FDA”) and similar indications approved by the FDA in the future (the “Acquired Assets”), in Canada, Mexico and the United States (the “Asset Sale”). In exchange for the Acquired Assets, Cardinal Health 414 (i) made a cash payment to the Company at closing of approximately $80.6 million after adjustments based on inventory being transferred and an advance of $3.0 million of guaranteed earnout payments as part of a settlement reached in litigation with Capital Royalty Partners II L.P. (“CRG”), (ii) assumed certain liabilities of the Company associated with the Product as specified in the Purchase Agreement, and (iii) agreed to make periodic earnout payments (to consist of contingent payments and milestone payments which, if paid, will be treated as additions to the purchase price) to the Company based on net sales derived from the purchased Product.

On April 2, 2018, the Company entered into an Amendment to the Purchase Agreement (the “Amendment”). Pursuant to the Amendment, Cardinal Health 414 paid the Company approximately $6.0 million and agreed to pay the Company an amount equal to the unused portion of the letter of credit in favor of CRG (not to exceed approximately $7.1 million) promptly after the earlier of (i) the expiration of the letter of credit and (ii) the receipt by Cardinal Health 414 of evidence of the return and cancellation of the letter of credit. In exchange, the obligation of Cardinal Health 414 to make any further contingent payments has been eliminated. Cardinal Health 414 is still obligated to make the milestone payments in accordance with the terms of the earnout provisions of the Purchase Agreement. On April 9, 2018, CRG drew approximately $7.1 million on the letter of credit.

Other than Tc99m tilmanocept, which the Company has a license to distribute outside of Canada, Mexico and the United States, none of the Company’s drug product candidates have been approved for sale in any market.

Our business is focused on two primary types of drug products: (i) diagnostic substances, including Tc99m tilmanocept and other diagnostic applications of our Manocept platform, and NAV4694 (sublicensed in April 2018), and (ii) therapeutic development programs, including therapeutic applications of our Manocept platform.  See Note 17 to the accompanying consolidated financial statements for more information about our business segments.

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

Since our inception, the majority of our efforts and resources have been devoted to the research and clinical development of radiopharmaceutical technologies primarily related to the intraoperative diagnosis and treatment of cancers. Beginning in late 2011, the Company in-licensed two neuro-tracer product candidates, NAV4694 and NAV5001. The Company advanced the development of both product candidates over the course of 2012 through 2014, moving both into Phase 3 clinical trials. However, in May 2014, the Navidea Board announced that the Company would restructure its development efforts to focus on cost effective development of the Manocept platform and divest its neuro-tracer product candidates. In April 2015, the Company entered into an agreement with Alseres Pharmaceuticals, Inc. (“Alseres”) to terminate the NAV5001 sublicense agreement. In April 2018, the Company executed an agreement to provide Meilleur Technologies, Inc. (“Meilleur”) worldwide rights to conduct research using NAV4694, as well as an exclusive license for the development and commercialization of NAV4694 in Australia, Canada, China, and Singapore. Meilleur also has an option to commercialize worldwide.

In December 2014, we announced the formation of a new business unit to further explore therapeutic applications for the Manocept platform, which was incorporated as Macrophage Therapeutics, Inc. (“MT”) in January 2015 as a majority-owned subsidiary of Navidea. Navidea also granted MT an exclusive sublicense for certain therapeutic applications of the Manocept technology.  MT developed processes for producing the first two therapeutic Manocept immuno-constructs, MT-1002, which is designed to specifically target and kill activated CD206+ macrophages by delivering doxorubicin, and MT-2002, which is designed to inhibit the inflammatory activity of activated CD206+ macrophages by delivering a potent anti-inflammatory agent. We have contracted with independent facilities to produce sufficient quantities of the MT-1002 and MT-2002 agents along with the concomitant analytical standards, to provide material for planned preclinical animal studies and future clinical trials.

Goldberg Litigation

In August 2018, Dr. Michael Goldberg resigned from his positions as an executive officer and a director of Navidea.  In connection with Dr. Goldberg’s resignation, Navidea and Dr. Goldberg entered into an Agreement (the “Goldberg Agreement”), with the intent of entering into one or more additional Definitive Agreements, which set forth the terms of the separation from service. Among other things, the Goldberg Agreement provided that Dr. Goldberg would be entitled to 1,175,000 shares of our Common Stock, representing in part payment of accrued bonuses and payment of the balance of the Platinum debt.  A portion of the 1,175,000 shares to be issued to Dr. Goldberg will be held in escrow for up to 18 months in order to reimburse Navidea in the event that Navidea is obligated to pay any portion of the Platinum debt to a party other than Dr. Goldberg.  Further, the Goldberg Agreement provided that the Company’s subsidiary, MT, would redeem all of Dr. Goldberg’s preferred stock and issue to Dr. Goldberg super voting common stock equal to 5% of the outstanding shares of MT.  In November 2018, the Company issued 925,000 shares of our Common Stock to Dr. Goldberg, 250,000 of which were placed in escrow in accordance with the Goldberg Agreement.

On February 11, 2019, Dr. Goldberg represented to the MT Board that he had, without MT Board or shareholder approval, created a subsidiary of MT, transferred all of the assets of MT into the subsidiary, and then issued himself stock in the subsidiary. On February 19, 2019, Navidea notified MT that it was terminating the sublicense in accordance with its terms, effective March 1, 2019, due to MT’s insolvency. On February 20, 2019, the MT Board removed Dr. Goldberg as President and Chief Executive Officer of MT and from any other office of MT to which he may have been appointed or in which he was serving. Dr. Goldberg remains a member of the MT Board, together with Michael Rice and Dr. Claudine Bruck. Mr. Rice and Dr. Bruck remain members of the board of directors of Navidea. The MT Board then appointed Jed A. Latkin to serve as President and Chief Executive Officer of MT.

New York Litigation Involving Dr. Goldberg

On February 20, 2019, Navidea filed a complaint against Dr. Goldberg in the United States District Court, Southern District of New York (the “District Court”), alleging breach of the Goldberg Agreement, as well as a breach of the covenant of good faith and fair dealing and to obtain a declaratory judgment that Navidea’s performance under the Goldberg Agreement is excused and that Navidea is entitled to terminate the Goldberg Agreement as a result of Dr. Goldberg’s actions. On April 26, 2019, Navidea filed an amended complaint against Dr. Goldberg which added a claim for breach of fiduciary duty seeking damages related to certain actions Dr. Goldberg took while CEO of Navidea. On June 13, 2019, Dr. Goldberg answered the amended complaint and asserted counterclaims against Navidea and third-party claims against MT for breach of the Goldberg Agreement, wrongful termination, injunctive relief, and quantum meruit.

On December 26, 2019, the District Court ruled on several motions related to Navidea and MT and Dr. Goldberg that substantially limited the claims that Dr. Goldberg can pursue against Navidea and MT.  Specifically, the District Court found that certain portions of Dr. Goldberg’s counterclaims against Navidea and third-party claims against Macrophage failed to state a claim upon which relief can be granted. Specifically, the District Court ruled that actions taken by Navidea and MT, including reconstituting the MT Board, replacing Dr. Goldberg with Mr. Latkin as Chief Executive Officer of MT, terminating the sublicense between Navidea and MT, terminating certain research projects, and allowing MT intellectual property to revert back to Navidea, were not breaches of the Goldberg Agreement.

The District Court also rejected Dr. Goldberg’s claim for wrongful termination as Chief Executive Officer of MT. In addition, the District Court found that Dr. Goldberg lacked standing to seek injunctive relief to force the removal of Dr. Claudine Bruck and Michael Rice from MT’s Board of Directors, to invalidate all actions taken by the MT Board on or after November 29, 2018 (the date upon which Dr. Bruck and Mr. Rice were appointed by Navidea to the Board of MT), or to reinstate the terminated sublicense between Navidea and MT.

In addition, the District Court found Navidea’s breach of fiduciary duty claim against Dr. Goldberg for conduct occurring more than three years prior to the filing of the complaint to be time-barred and that Dr. Goldberg is entitled to an advancement of attorneys’ fees solely with respect to that claim.  The parties are in the process of submitting the issue to the District Court for resolution on how much in fees Dr. Goldberg is owed under the District Court’s order.  On January 27, 2020, Dr. Goldberg filed a motion seeking additional advancement from Navidea for fees in connection with the New York Action and the Delaware Action.  Navidea has opposed the motion.

On January 31, 2020, Goldberg filed a motion for leave to amend his complaint to add back in claims for breach of contract, breach of the implied covenant of good faith and fair dealing, quantum meruit and injunctive relief.  Navidea and MT have opposed the motion.  The discovery deadline in the New York Action is April 15, 2020.

Delaware Litigation Involving Dr. Goldberg

On February 20, 2019, MT initiated a suit against Dr. Goldberg in the Court of Chancery of the State of Delaware (the “Delaware Court”), alleging, among other things, breach of fiduciary duty as a director and officer of MT and conversion, and to obtain a declaratory judgment that the transactions Dr. Goldberg caused MT to effect are void. On June 12, 2019, the Delaware Court found that Dr. Goldberg’s actions were not authorized in compliance with the Delaware General Corporate Law. Specifically, the Delaware Court found that Dr. Goldberg’s creation of a new subsidiary of MT and the purported assignment by Dr. Goldberg of MT’s intellectual property to that subsidiary were void. The Delaware Court’s ruling follows the order on May 23, 2019 in the case, in which it found Dr. Goldberg in contempt of its prior order holding Dr. Goldberg responsible for the payment of MT’s fees and costs to cure the damages caused by Dr. Goldberg’s contempt.   MT’s claims for breach of fiduciary duty and conversion against Dr. Goldberg remain pending. As a result of the Delaware Court’s ruling and Navidea’s prior termination of the sublicense between itself and MT, all of the intellectual property related to the Manocept platform is now directly controlled by Navidea.  A trial on MT’s claims against Goldberg for breach of fiduciary duty and conversion is presently scheduled for June 2020.

Derivative Action Involving Dr. Goldberg

On July 26, 2019, Dr. Goldberg served shareholder demands on the Boards of Navidea and MT repeating many of the claims made in the lawsuits described above. On or about November 20, 2019, Dr. Goldberg commenced a derivative action purportedly on behalf of MT in the District Court against Dr. Claudine Bruck, Y. Michael Rice, and Jed Latkin alleging a claim for breach of fiduciary duty based on the actions alleged in the demands.  On January 30, 2020, a pre-motion conference was conducted before the District Court on an anticipated motion to dismiss and Dr. Goldberg has agreed to dismiss the derivative action in New York without prejudice and retains the ability to re-file the action in Delaware. See Note 14 to the accompanying consolidated financial statements.

Technology and Product Candidates

Our primary development efforts over the last several years were focused on diagnostic products, including Lymphoseek, which was sold to Cardinal Health 414 in March 2017. Our more recent initiatives have been focused exclusively on diagnostic and therapeutic line extensions based on our Manocept platform.

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

The Company has developed processes for producing the first two therapeutic Manocept immuno-construct series, MT-1000 series, which is designed to specifically target and kill or modify activated CD206+ macrophages by delivering doxorubicin, and MT-2000 series, which is designed to inhibit the inflammatory activity of activated CD206+ macrophages by delivering a potent anti-inflammatory agent, dexamethasone. We have contracted with independent facilities to improve chemical syntheses and to produce sufficient quantities of the MT-1000 series and MT-2000 series agents along with the concomitant analytical standards, to provide material for planned preclinical animal studies and future clinical trials.

Manocept Platform – Immuno-Diagnostics Clinical Data

Rheumatoid Arthritis

Two Tc99m tilmanocept dose escalation studies in RA have been completed. The first study was completed and included 18 subjects (nine with active disease and nine healthy subjects) dosed subcutaneously with 50 and 200 µg/2mCi Tc99m tilmanocept (ClinicalTrials.gov NCT02683421). The results of this study were presented at five international meetings, including Biotechnology Innovation Organization, Society of Nuclear Medicine and Molecular Imaging (“SNMMI”), and The American College of Rheumatology (“ACR”). In addition, based on completion of extensive preclinical dosing studies pursuant to our dialog with the FDA, we have completed a Phase 1/2 study involving intravenous (“IV”) dosing of 39 subjects with IV-administered Tc99m tilmanocept (ClinicalTrials.gov NCT02865434). In conjunction with this study, we have completed pharmacokinetic, pharmacodynamics and radiation dosimetry phases in human subjects as well. The majority of the costs of these studies have been supported through a Small Business Innovation Research (“SBIR”) grant (NIH/NIAMSD Grant 1 R44 AR067583-01A1). Results of this Phase 1/2 study were presented at the June 2018 and June 2019 SNMMI meetings, the 2018 European League Against Rheumatism meeting and the 2018 ACR meeting. These studies have been combined and submitted for peer review publication and full published results will follow.

In June 2019, the results of the Company’s NAV3-21 clinical study were presented at the SNMMI Annual Meeting in Anaheim, California. The presentation, titled “A Phase 1/2 Study of Intravenously Administered Tc99m Tilmanocept to Determine Safety, Tolerability, Optimal Clinical Dose Selection, and Imaging Timepoint in Patients Clinically Diagnosed with Rheumatoid Arthritis,” was delivered by Arash Kardan, M.D. In addition, an abstract of the presentation was published in the Journal of Nuclear Medicine (2019, Volume 60, Supplement 1). The NAV3-21 study enrolled subjects with active, moderate-to-severe RA, and healthy controls. Results from the completed trial demonstrate that Tc99m tilmanocept is well-tolerated with no serious adverse events, adverse drug reactions, or drug-related adverse events observed. Additionally, static planar images revealed joint-specific Tc99m tilmanocept localization in RA subjects to disease-involved joints of the shoulders, knees, hands, and feet, but no joint-specific localization in healthy control subjects, revealing potentially significant immunodiagnostic information about CD206-expressing synovial macrophage involvement in RA. An optimal imaging time window post-Tc99m tilmanocept IV administration, as well as optimal dosing, were also determined.

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

Navidea has also been awarded a $225,000 phase 1 Small Business Technology Transfer grant (1R41HL147640-01A1) entitled Gallium 68 Tilmanocept for PET Imaging of Atherosclerosis Plaques. This grant will support a research collaboration between Navidea and Dr. Suzanne Lapi of the University of Alabama Birmingham. These efforts will evaluate [68]gallium tilmanocept for imaging plaques in an animal model of atherosclerosis and began activities in the fourth quarter of 2019.

Kaposi’s Sarcoma

We initiated and completed a study of KS in 2015 (ClinicalTrials.gov NCT022201420) and received additional funding from the National Institutes of Health (“NIH”) in 2016 to continue diagnostic studies in this disease. The new support not only continues the imaging of the cutaneous form of this disease but expands this to imaging of visceral disease via IV administration of Tc99m tilmanocept (NIH/NCI 1 R44 CA192859-01A1; ClinicalTrials.gov NCT03157167). This now-escalated study includes a pathology/biopsy component as well as an imaging component to determine pathology concordance with image assessment. We received Institutional Review Board approval of the clinical protocol and initiated a Phase 1/2 clinical study in KS in 2017. This trial has completed enrollment and imaging. Data and image analysis for this study are ongoing.

Colorectal Cancer (“CRC”) and Synchronous Liver Metastases

During 2017, we initiated an imaging study in subjects with CRC and liver metastases via IV administration of Tc99m tilmanocept. This study was supported through a SBIR grant (NIH/NCI 1 R44 CA1962783-01A1; ClinicalTrials.gov NCT03029988). The trial intended to enroll up to 12 subjects with dose modification. After an interim analysis of the first three completed subjects, a decision was made to not continue with the trial and the study is now closed. An initial presentation took place at SNMMI in June of 2018. An additional report has been submitted to the National Cancer Institute (“NCI”) on the early results of this study. The final study report has been completed and submitted to the FDA.

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

Tuberculosis (“TB”)

In April 2019, we announced that Professor Mike Sathekge, MBChB, M. Med (Nuclear Medicine), PhD, Professor and Head of the Department of Nuclear Medicine in the Faculty of Health Sciences at the University of Pretoria/Steve Biko Academic Hospital, planned to initiate a comparative study evaluating the use of tilmanocept in patients with TB. The purpose of the study is to explore using 68Ga tilmanocept as an aid in TB patient management while contributing to the better understanding of the biology of TB granulomas. The TB granuloma plays multiple roles in tuberculous infection, although much remains unknown about its biology. Macrophages constitute one of the most abundant cell types in the TB granuloma. A molecular probe such as 68Ga-labeled tilmanocept targeting mannose receptor CD206 expressed on macrophages, therefore, holds great promise not only in understanding the behavior of TB granulomas, but may serve as a vehicle for delivering therapeutic interventions in the future. Comparing findings on 68Ga tilmanocept PET/CT and FDG PET/CT will contribute to the understanding of the biology of TB granuloma. Navidea has provided tilmanocept for use in this study, and several subjects have been injected and imaged to date. Successful completion of this study could lead to an extended claim of 68Ga-tilmanocept.

Biomarker Application and Qualification

In November 2017, the Company commenced the qualification of the biomarker CD206 with the FDA Biomarker Section of The Center for Drug Evaluation and Research (“CDER”). As per FDA protocol, Navidea submitted a draft letter of intent (“LOI”) to CDER prior to the November 2017 meeting. According to the CDER directive, “the Biomarker Qualification Program was established to support the CDER’s work with external stakeholders to develop biomarkers that aid in the drug development process. Through the FDA’s Biomarker Qualification Program, an entity may request regulatory qualification of a biomarker for a particular context of use (“COU”) in drug development.” Following the meeting with the FDA, and because of Navidea’s data sets and the general external publication database, Navidea, in conjunction with FDA, is now reviewing the LOI with the FDA’s recommended consultants. Navidea has revised the LOI draft strategy in order to expedite the application process. In March 2018, Navidea had a follow-up meeting with the FDA’s assigned strategist, during which the potential to further narrow the LOI elements was reviewed. Navidea is continuing the process of finalizing the COU LOI and providing the background data sets for qualification review with the FDA/CDER. Additional meetings have taken place and the pursuit of this qualification is ongoing.

Manocept Platform – In-Vitro and Pre-Clinical Immunotherapeutics Data

The therapeutic drug delivery model enables the Company to leverage its technology over many potential disease applications and with multiple partners simultaneously without significant capital outlays. To date, the Company has developed two lead families of therapeutic products. The MT-1000 series is designed to deplete activated macrophages via apoptosis and/or alter the phenotype of macrophages. The MT-2000 series is designed to modulate activated macrophages from a classically activated phenotype to the alternatively activated phenotype. Both families have been tested in a number of disease models in rodents.

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

Other Immunotherapeutic Applications

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

Tc99m Tilmanocept – Cancer Market Overview

Cancer is the second leading cause of death in the United States. The American Cancer Society (“ACS”) estimates that cancer will cause over 600,000 deaths in 2020 in the United States alone. Additionally, the ACS estimates that approximately 1.8 million new cancer cases will be diagnosed in the United States during 2020. The Agency for Healthcare Research and Quality has estimated that the direct medical costs for cancer in the United States for 2015 were $80.2 billion. Cancer is also the second leading cause of death in Europe. The World Health Organization reports more than 3.7 million new cases and 1.9 million deaths in Europe each year.

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

NAV4694 - Alzheimer’s Disease Market Overview

The Alzheimer’s Association (“AA”) estimates that more than 5.8 million Americans had AD in 2019. On a global basis, Alzheimer’s Disease International estimated in 2015 that there were 46.8 million people living with dementia, and this number is believed to be close to 50 million people in 2017. This number is expected to almost double every 20 years, reaching 75 million in 2030 and over 130 million in 2050. AD is the sixth-leading cause of death in the U.S. and the only cause of death among the top 10 in the U.S. that cannot be prevented, cured or even slowed. Based on U.S. mortality data from 2000 to 2017, deaths from AD have risen 145% while deaths attributed to the number one cause of death, heart disease, decreased 9% during the same period. AA estimates that total costs for AD care was approximately $290 billion in 2019. AA also estimates that there are over 16 million AD and dementia caregivers providing 18.5 billion hours of unpaid care valued at $234 billion.

Marketing and Distribution

As discussed previously under “Development of the Business,” in March 2017 Navidea completed the sale to Cardinal Health 414 of all of its assets used in operating its business of developing, manufacturing and commercializing the Company’s radioactive diagnostic agent marketed under the Lymphoseek® trademark in Canada, Mexico and the United States. Upon closing of the sale, the Supply and Distribution Agreement between Cardinal Health 414 and the Company was terminated and Cardinal Health 414 assumed responsibility for marketing Lymphoseek in those territories.

Unlike in the United States, where institutions typically rely on radiopharmaceutical products that are compounded and delivered by specialized radiopharmacy distributors such as Cardinal Health 414, institutions in Europe predominantly purchase non-radiolabeled material and compound the radioactive product on-site. With respect to Tc99m tilmanocept commercialization in Europe, we have chosen a specialty pharmaceutical strategy that should be supportive of premium product positioning and reinforce Tc99m tilmanocept's clinical value proposition, as opposed to a commodity or a generics positioning approach. In March 2015, we entered into an exclusive sublicense agreement for the commercialization and distribution of a 50 microgram kit for radiopharmaceutical preparation (tilmanocept) in the European Union (“EU”) with SpePharm AG (an affiliate of Norgine BV), a European specialist pharmaceutical company with an extensive pan-European presence. Under the terms of the exclusive license agreement, Navidea transferred responsibility for regulatory maintenance of the Tc99m tilmanocept Marketing Authorization to SpePharm. SpePharm is also responsible for production, distribution, pricing, reimbursement, sales, marketing, medical affairs, and regulatory activities. In connection with entering into the agreement, Navidea received an upfront payment of $2.0 million, and is entitled to milestones totaling up to an additional $5.0 million and royalties on European net sales. The initial territory covered by the agreement includes all 28 member states of the European Economic Community with the option to expand into additional geographical areas.

In August 2014, Navidea entered into an exclusive agreement with Beijing Sinotau Medical Research Co., Ltd. (“Sinotau”), a pharmaceutical organization with a broad China focus in oncology and other therapeutic areas, who will develop and commercialize Tc99m tilmanocept in China. In exchange, Navidea will earn revenue based on unit sales to Sinotau, royalties based on Sinotau’s sales of Tc99m tilmanocept and milestone payments from Sinotau, including a $300,000 non-refundable upfront payment. As part of the agreement, Sinotau is responsible for costs and conduct of clinical studies and regulatory applications to obtain Tc99m tilmanocept approval by the China Food and Drug Administration (“CFDA”). Upon approval, Sinotau will be responsible for all Tc99m tilmanocept sales, marketing, market access and medical affairs activities in China and excluding Hong Kong, Macau and Taiwan. Navidea and Sinotau will jointly support certain pre-market planning activities with a joint commitment on clinical and market development programs pending CFDA approval.

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

Manufacturing

We currently use and expect to continue to be dependent upon contract manufacturers to manufacture each of our product candidates. We maintain a quality control and quality assurance program, including a set of standard operating procedures and specifications, with the goal that our products and product candidates are manufactured in accordance with current good manufacturing practices (“cGMP”) and other applicable domestic and international regulations. We may need to invest in additional manufacturing and supply chain resources, and may seek to enter into additional collaborative arrangements with other parties that have established manufacturing capabilities. It is likely that we will continue to rely on third-party manufacturers for our development and commercial products on a contract basis. We may not be successful in completing agreements for the supply of Tc99m tilmanocept on terms acceptable to the Company, or at all. See Item 1A - “Risk Factors.”

Competition

Competition in the pharmaceutical and biotechnology industries is intense. We face competition from a variety of companies focused on developing oncology, inflammatory, and neurology diagnostic imaging agents and other diagnostic modalities. We compete with large pharmaceutical and other specialized biotechnology companies. We also face competition from universities and other non-profit research organizations. Many emerging medical product companies have corporate partnership arrangements with large, established companies to support the research, development, and commercialization of products that may be competitive with our products. In addition, a number of large established companies are developing proprietary technologies or have enhanced their capabilities by entering into arrangements with or acquiring companies with technologies applicable to the detection or treatment of cancer and other diseases targeted by our product candidates. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biotechnology companies. Many of these competitors have products that have been approved or are in development and operate large, well-funded research and development programs. Many of our existing or potential competitors have substantially greater financial, research and development, regulatory, marketing, and production resources than we have. Other companies may develop and introduce products and processes competitive with or superior to ours.

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

Tc99m Tilmanocept Competition – Currently Approved Indications

Some surgeons who practice the lymphatic mapping procedure for which Tc99m tilmanocept is intended currently use other radiopharmaceuticals such as a sulfur colloid or other colloidal compounds. In addition, some surgeons still use vital blue dyes to assist in the visual identification of the draining lymphatic tissue around a primary tumor. In the EU and certain Pacific Rim markets, there are colloidal-based compounds with various levels of approved labeling for use in lymphatic mapping, although a number of countries still employ products used “off-label.”

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

Tilmanocept Intellectual Property

Tilmanocept is under license from the University of California, San Diego (“UCSD”) to Navidea for the exclusive world-wide rights in all diagnostic and therapeutic uses of tilmanocept, except for the use of Tc99m tilmanocept in lymphatic mapping in Canada, Mexico and the United States, which rights have been licensed directly to Cardinal Health 414 by UCSD. Navidea maintains license rights to Tc99m tilmanocept in the rest of the world, as well as a license to the intellectual property underlying the Manocept platform.

Tc99m tilmanocept and related compositions, including the Manocept backbone composition and methods of use, are the subject of multiple patent families including issued patents and patent applications in the United States and certain major foreign markets.

The first composition of matter patent covering tilmanocept was issued to UCSD in the United States in June 2002, and will expire in May 2020, however Navidea has applied for a patent term extension under the Hatch Waxman Act that would extend the term by five years due to time lost in regulatory review.  The claims of the composition of matter patent covering tilmanocept have been allowed in the EU and issued in the majority of major-market EU countries in 2004.  These patents will expire in 2020, but a request for supplemental protection certificates are in process to further extend the life of these patents, and some have been granted, extending the patent term to 2025.  The composition of matter patent has also been issued in Japan, which will expire in 2020.

Patent applications have been filed by Navidea in the U.S. and certain major foreign markets related to manufacturing processes for tilmanocept, the first of which was issued in the U.S. in 2013.  These patents and/or applications will expire between 2029 and 2034. Further patent applications have been filed by Navidea alone or with The Ohio State Innovation Foundation related to CD206 expressing cell-related disorders and diseases.  These patents and/or applications would be expected to expire between 2034 and 2040.

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

You may also review our electronically filed reports and other information that we file with the SEC on the SEC’s website at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Financial Statements

Our consolidated financial statements and the related notes, including revenues, income (loss), total assets and other financial measures are set forth at pages F-1 through F-32 of this Form 10-K.

Employees

As of March 2, 2020, we had 13 full-time and 4 part-time employees. None of our employees are represented by a collective bargaining agreement, we have not experienced any work stoppages, and we believe that our relationship with our employees is good.

Item 1A. Risk Factors

An investment in our Common Stock, par value $0.001 per share (“Common Stock”) is highly speculative, involves a high degree of risk, and should be made only by investors who can afford a complete loss. You should carefully consider the following risk factors, together with the other information in this Form 10-K, including our financial statements and the related notes, before you decide to buy our Common Stock. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected, the trading of our Common Stock could decline, and you may lose all or part of your investment therein.

If Cardinal Health 414, SpePharm AG, Sayre Therapeutics or Sinotau do not achieve commercial success with Tc99m tilmanocept, we may be unable to generate significant revenue or become profitable.

As discussed previously under “Development of the Business,” in March 2017 Navidea completed the sale to Cardinal Health 414 of all of its assets used in operating its business of developing, manufacturing and commercializing the Company’s radioactive diagnostic agent marketed under the Lymphoseek® trademark in Canada, Mexico and the United States. Upon closing of the sale, the Supply and Distribution Agreement between Cardinal Health 414 and the Company was terminated and Cardinal Health 414 assumed responsibility for marketing Lymphoseek in those territories. Under the terms of the sale, Navidea is entitled to receive milestone payments (which, if paid, will be treated as additional purchase price) from Cardinal Health 414 based on net sales derived from Lymphoseek, subject, in each case, to Cardinal Health 414’s right to off-set.

Under the terms of our August 2014 agreement with Sinotau, as amended, Navidea is entitled to receive royalties and milestone payments based on Sinotau’s sales of Tc99m tilmanocept. Upon approval by the CFDA, Sinotau will be responsible for all Tc99m tilmanocept sales, marketing, market access and medical affairs activities in China, excluding Hong Kong, Macau and Taiwan. Tc99m tilmanocept has not yet received marketing approval in China, which may be delayed due to the coronavirus outbreak in China.

Under the terms of our March 2015 exclusive sublicense agreement with SpePharm, Navidea is entitled to receive royalty and milestone payments from SpePharm based on net sales derived from Tc99m tilmanocept in the EU. SpePharm commenced marketing of Tc99m tilmanocept in the EU during the third quarter of 2017.

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

A pandemic, epidemic or outbreak of an infectious disease in the United States may adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our development and commercialization efforts may be adversely affected. In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. In January 2020, the World Health Organization declared this outbreak a “Public Health Emergency of International Concern,” and the U.S. Department of Health and Human Services declared a public health emergency to aid the U.S. healthcare community in responding to COVID-19.  This virus continues to spread globally and, as of March 2020, has spread to over 100 countries, including the United States. The spread of COVID-19 has impacted the global economy and may impact our operations, including the potential interruption of our clinical trial activities and our supply chain. For example, the COVID-19 outbreak may delay enrollment in our clinical trials due to prioritization of hospital resources toward the outbreak, and some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results, and could delay our ability to obtain regulatory approval and commercialize our product candidates. The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver clinical drug supplies on a timely basis or at all. In addition, hospitals may reduce staffing and reduce or postpone certain treatments in response to the spread of an infectious disease. Such events may result in a period of business disruption, and in reduced operations, or doctors and medical providers may be unwilling to participate in our clinical trials, any of which could materially affect our business, financial condition and results of operations. The extent to which the recent global coronavirus pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to contain or treat its impact, among others. Any significant infectious disease outbreak, including the COVID-19 pandemic, could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations, including our ability to obtain additional funding, if needed.  The Company is currently working to enhance its business continuity plans to include measures to protect our employees in the event of infection in our corporate offices, or in response to potential mandatory quarantines.

We may not be successful in securing and/or maintaining the necessary manufacturing, supply and/or radiolabeling capabilities for our product candidates in clinical development.

We may not be able to secure and/or maintain agreements or other purchasing arrangements with our subcontractors on terms acceptable to us, or that our subcontractors will be able to meet our production requirements on a timely basis, at the required levels of performance and quality, including compliance with FDA cGMP requirements. In the event that any of our subcontractors are unable or unwilling to meet our production requirements, we may not be able to establish an alternate source of supply without significant interruption in product supply or without significant adverse impact to product availability or cost. Any significant supply interruption or yield problems that we or our subcontractors experience would have a material adverse effect on our ability to manufacture our products and, therefore, a material adverse effect on our business, financial condition, and results of operations until a new source of supply is qualified. Any interruption in manufacturing across the supply chain, whether by natural disasters, global disease outbreaks such as COVID-19 (coronavirus) or otherwise, could significantly and adversely affect our operations, and delay our research and development programs.

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

We expect to sponsor efforts to explore the Manocept platform, whether in potential diagnostic or therapeutic uses. We continually assess our clinical trial plans and may, from time to time, initiate additional clinical trials to support our overall strategic development objectives. Historically, the results from preclinical testing and early clinical trials often do not predict the results obtained in later clinical trials. Frequently, drugs that have shown promising results in preclinical or early clinical trials subsequently fail to establish sufficient safety and efficacy data necessary to obtain regulatory approval. At any time during the clinical trials, we, the participating institutions, the FDA, the European Medicines Agency (“EMA”) or other regulatory authorities might delay or halt any clinical trials for our product candidates for various reasons, including:

●	ineffectiveness of the product candidate;

●	discovery of unacceptable toxicities or side effects;

●	development of disease resistance or other physiological factors;

●	changes in local regulations as part of a response to the COVID-19 coronavirus outbreak, which may require us to change the ways in which our clinical trials are conducted, and which may result in unexpected costs, or to discontinue the clinical trials altogether;

●	delays or difficulties in enrolling patients in our clinical trials, including as a result of impacts associated with the COVID-19 pandemic; or

●	other reasons that are internal to the businesses of our potential collaborative partners, which reasons they may not share with us.

While we have achieved some level of success in our clinical trials for Tc99m tilmanocept as indicated by the FDA and EMA approvals, the results of current and future trials for other product candidates that we may develop or acquire, are subject to review and interpretation by various regulatory bodies during the regulatory review process and may ultimately fail to demonstrate the safety or effectiveness of our product candidates to the extent necessary to obtain regulatory approval, or that commercialization of our product candidates is worthwhile. Any failure or substantial delay in successfully completing clinical trials and obtaining regulatory approval for our product candidates could materially harm our business.

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

If users of our products are unable to obtain adequate reimbursement from third-party payors, or if new restrictive legislation is adopted, market acceptance of our products may be limited and we may not achieve anticipated revenues.

Our ability to commercialize our products will depend in part on the extent to which appropriate reimbursement levels for the cost of our products and related treatment are obtained by governmental authorities, private health insurers and other organizations such as health maintenance organizations (“HMOs”). Generally, in Europe and other countries outside the United States, the government-sponsored healthcare system is the primary payor of patients’ healthcare costs. Third-party payors are increasingly challenging the prices charged for medical care. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to further reform health care or reduce government insurance programs, may all result in lower prices for our products if approved for commercialization. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially harm our ability to sell our products at a profit.

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

Our currently held and licensed patents expire over the next one to nine years. Expiration of the patents underlying our technology, in the absence of extensions or other trade secret or intellectual property protection, may have a material and adverse effect on us.

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

Our future expenditures on our programs are subject to many uncertainties, including whether our product candidates will be developed or commercialized with a partner or independently. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

●	the final outcome of the CRG litigation and other litigation, including the outcome of any litigation involving Dr. Michael Goldberg;

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

Our ability to raise additional capital may also be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.  If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned development activities, acquisition of new product candidates and other operations.

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

Our Common Stock has been listed on the NYSE American exchange since February 2011. The rules of NYSE American provide that shares be delisted from trading in the event the financial condition and/or operating results of the Company appear to be unsatisfactory, the extent of public distribution or the aggregate market value of the Common Stock has become so reduced as to make further dealings on the NYSE American inadvisable, the Company has sold or otherwise disposed of its principal operating assets, or has ceased to be an operating company, or the Company has failed to comply with its listing agreements with the NYSE American. For example, the NYSE American may consider suspending trading in, or removing the listing of, securities of an issuer that has stockholders’ equity of less than (i) $2.0 million if such issuer has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years, (ii) $4.0 million if such issuer has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years, and (iii) $6.0 million if such issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. As of December 31, 2019 and 2018, Navidea had stockholders’ (deficit) equity of approximately $(1.6 million) and $1.7 million, respectively. In addition, the Company had stockholders’ deficits for several years prior to December 31, 2018, and we may not be able to maintain stockholders’ equity in the future. Even if an issuer has a stockholders’ deficit, the NYSE American will not normally consider delisting securities of an issuer that fails to meet these requirements if the issuer has (1) average global market capitalization of at least $50,000,000; or total assets and revenue of $50,000,000 in its last fiscal year, or in two of its last three fiscal years; and (2) the issuer has at least 1,100,000 shares publicly held, a market value of publicly held shares of at least $15,000,000 and 400 round lot shareholders.  As of February 29, 2020, the Company’s total value of market capitalization was approximately $20.0 million. Therefore, we do not currently meet these exceptions, and there is a risk that our Common Stock may be delisted as a result of our failure to meet the minimum stockholders’ equity requirement for continued listing. The NYSE American provides for an 18-month “cure period” for the Company to regain the minimum stockholders’ equity requirement, however if the Company is unable to do so, the NYSE American will delist the Company’s Common Stock.

On August 14, 2018, the Company received a Deficiency Letter from the NYSE American stating that Navidea was not in compliance with certain NYSE American continued listing standards. Navidea was advised by the NYSE American that if we failed to regain compliance with the NYSE American continued listing standards by February 14, 2020, the NYSE American would commence delisting procedures.

On February 14, 2020, the Company announced that the Company had regained compliance with NYSE American continued listing standards. However, there can be no assurance that the Company will be able to continue to meet the NYSE American’s continued listing standards in the future.

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

Our Common Stock traded as low as $0.49 per share and as high as $4.20 per share during the 12-month period ended February 29, 2020. On April 26, 2019, we effected a one-for-twenty reverse stock split of our issued and outstanding shares of Common Stock. As a result of the reverse split, each twenty pre-split shares of Common Stock outstanding automatically combined into one new share of Common Stock. The trading price of our Common Stock has been adjusted to reflect the reverse stock split as if it had occurred on January 1, 2018.

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

During the 12-month period beginning on March 1, 2019 and ending on February 29, 2020, the average daily trading volume for our Common Stock on the NYSE American was approximately 395,000 shares. However, this trading volume may not be consistently maintained in the future. If the trading volume for our Common Stock decreases, there could be a relatively limited market for our Common Stock and the share price of our Common Stock would be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the market’s perception of our business and announcements made by us, our competitors or parties with whom we have business relationships. There may also be fewer institutional investors willing to hold or acquire our Common Stock. Such a lack of liquidity in our Common Stock may make it difficult for us to issue additional securities for financing or other purposes or to otherwise arrange for any financing that we may need in the future.

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

Our independent registered public accounting firm’s report issued in connection with our audited financial statements for the year ended December 31, 2019 states that there is “substantial doubt about the Company’s ability to continue as a going concern.” Our ability to continue as a going concern is dependent on a combination of several factors, including, our ability to raise capital by issuing debt or equity securities to investors, license or sell our product candidates to other pharmaceutical companies, and generate revenues from successfully developed products. If we are not able to continue our business as a going concern, we may be forced to liquidate our assets for an amount less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose part or all of their investment.

The Company is currently engaged in litigation with Dr. Goldberg, CRG and Platinum-Montaur Life Sciences LLC (“Platinum-Montaur”), an affiliate of Platinum Management (NY) LLC, Platinum Partners Value Arbitrage Fund L.P. (“PPVA”), Platinum Partners Capital Opportunity Fund (“PPCO”), Platinum Partners Liquid Opportunity Master Fund L.P., Platinum Liquid Opportunity Management (NY) LLC, and Montsant Partners LLC (collectively, “Platinum”).  In addition, the Company has experienced recurring net losses and has used significant cash to fund its operations.  The Company has considerable discretion over the extent of development project expenditures and has the ability to curtail the related cash flows as needed.  The Company also has funds remaining under outstanding grant awards, and continues working to establish new sources of funding, including collaborations, potential equity investments, and additional grant funding that can augment the balance sheet.  However, the extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain or treat its impact, among others. A significant outbreak of COVID-19 or other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations, including our ability to obtain additional funding, if needed.  Based on our current working capital and our projected cash burn, and without definitive agreements in place for additional funding, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months following the issuance of this Annual Report on Form 10-K.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 5,000 square feet of office space at 4995 Bradenton Avenue, Dublin, Ohio, as our principal offices, at a monthly base rent of approximately $3,000. The current lease term expires in June 2020 with an option to extend for an additional three years. In March 2020, we executed an amendment to extend the lease term through June 2023 at a monthly base rent of approximately $3,000. We believe this facility is in good condition.

We also currently lease approximately 25,000 square feet of office space at 5600 Blazer Parkway, Dublin, Ohio, formerly our principal offices, at a monthly base rent of approximately $26,000 during 2019. The current lease term expires in October 2022 with an option to extend for an additional five years. The Company does not intend to renew this lease. In June 2017, the Company executed a sublease arrangement for the Blazer space, providing for monthly sublease payments to Navidea of approximately $39,000 through October 2022.

Item 3. Legal Proceedings

See Note 14 to the accompanying consolidated financial statements.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock trades on the NYSE American exchange under the trading symbol “NAVB.” As of March 2, 2020, we had approximately 558 holders of Common Stock of record. There were no repurchases of our Common Stock during the year ended December 31, 2019.

Stock Performance Graph

The following graph compares the cumulative total return on a $100 investment in each of the Common Stock of the Company, the Russell 3000, and the NASDAQ Biotechnology Index for the period from December 31, 2014 through December 31, 2019. This graph assumes an investment in the Company’s Common Stock and the indices of $100 on December 31, 2014 and that any dividends were reinvested.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

Among Navidea Biopharmaceuticals, the Russell 3000 Index, and the NASDAQ Biotechnology Index

*	$100 invested on 12/31/2014 in stock or index, including reinvestment of dividends.

	Cumulative Total Return as of December 31,
	2014	2015	2016	2017	2018	2019
Navidea Biopharmaceuticals	$100.00	$70.37	$33.86	$19.05	$5.29	$3.33
Russell 3000	100.00	98.53	108.79	129.30	120.26	154.58
NASDAQ Biotechnology	100.00	111.42	87.26	105.64	95.79	119.17

Dividend Policy

We did not declare or pay any dividends and we do not currently intend to pay dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the foreseeable future, to finance the growth and development of our business.

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

As discussed previously under “Development of the Business,” in March 2017 Navidea completed the sale to Cardinal Health 414 of all of its assets used in operating its business of developing, manufacturing and commercializing the Company’s radioactive diagnostic agent marketed under the Lymphoseek® trademark in Canada, Mexico and the United States. Upon closing of the sale, the Supply and Distribution Agreement between Cardinal Health 414 and the Company was terminated and Cardinal Health 414 assumed responsibility for marketing Lymphoseek in those territories.

Other than Tc99m tilmanocept, which the Company has a license to distribute outside of Canada, Mexico and the United States, none of the Company’s drug product candidates have been approved for sale in any market.

We manage our business based on two primary types of drug products: (i) diagnostic substances, including Tc99m tilmanocept and other diagnostic applications of our Manocept platform and NAV4694 (through the date of sublicensing), and (ii) therapeutic applications of our Manocept platform and all development programs undertaken by MT. See Note 17 to the consolidated financial statements for more information about our business segments.

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

Our Outlook

Our operating expenses in recent years have been focused primarily on support of both diagnostic and therapeutic applications of our Manocept platform, and Tc99m tilmanocept. We incurred approximately $5.3 million and $4.2 million in total on research and development activities during the years ended December 31, 2019 and 2018, respectively. Of the total amounts we spent on research and development during those periods, excluding costs related to our internal research and development headcount and our general and administrative staff which we do not currently allocate among the various development programs that we have underway, we incurred out-of-pocket charges by program as follows:

Development Program (a)	2019	2018
Manocept Platform – Diagnostics	$3,105,196	$1,291,796
Manocept Platform – Therapeutics	542,822	1,203,419
Tc99m Tilmanocept	191,036	145,314

(a)	Certain development program expenditures were offset by grant reimbursement revenues totaling $611,000 and $761,000 during the years ended December 31, 2019 and 2018, respectively.

We expect to continue the advancement of our efforts with our Manocept platform during 2020.  We currently expect our total research and development expenses, including both out-of-pocket charges as well as internal headcount and support costs, to be higher in 2020 than in 2019.  However, COVID-19 continues to spread globally and, as of March 2020, has spread to over 100 countries, including the United States. The spread of COVID-19 has impacted the global economy and may impact our operations, including the potential interruption of our clinical trial activities and our supply chain. For example, the COVID-19 outbreak may delay enrollment in our clinical trials due to prioritization of hospital resources toward the outbreak, and some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results. The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver clinical drug supplies on a timely basis or at all. In addition, hospitals may reduce staffing and reduce or postpone certain treatments in response to the spread of an infectious disease. Such events may result in a period of business disruption, and in reduced operations, or doctors and medical providers may be unwilling to participate in our clinical trials, any of which could materially affect our business, financial condition and results of operations. The extent to which the recent global coronavirus pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to contain or treat its impact, among others. Any significant infectious disease outbreak, including the COVID-19 pandemic, could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations, including our ability to obtain additional funding, if needed.

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

Discontinued Operations

As discussed previously under “Item 1—Business—The Company,” in March 2017, Navidea completed the sale to Cardinal Health 414 of all of its assets used in operating its business of developing, manufacturing and commercializing the Company’s radioactive diagnostic agent marketed under the Lymphoseek® trademark in Canada, Mexico and the United States. In April 2018, the Company entered into an Amendment to the Purchase Agreement with Cardinal Health 414. Pursuant to the Amendment, Cardinal Health 414 paid the Company approximately $6.0 million and agreed to pay the Company an amount equal to the unused portion of the letter of credit (not to exceed approximately $7.1 million) promptly after the earlier of (i) the expiration of the letter of credit and (ii) the receipt by Cardinal Health 414 of evidence of the return and cancellation of the letter of credit. In exchange, the obligation of Cardinal Health 414 to make any further contingent payments was eliminated. Cardinal Health 414 is still obligated to make the milestone payments in accordance with the terms of the earnout provisions of the Purchase Agreement. On April 9, 2018, CRG drew approximately $7.1 million on the letter of credit.

We recorded a gain related to the Amendment to the Asset Purchase Agreement of $43,000 for the year ended December 31, 2018, including $54,000 of additional consideration, offset by $11,000 in estimated taxes.

Our consolidated balance sheets and statements of operations have been reclassified, as required, for all periods presented to reflect the business sold to Cardinal Health 414 as a discontinued operation. Cash flows associated with the operation of the business have been combined with operating, investing and financing cash flows, as appropriate, in our consolidated statements of cash flows.

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

Years Ended December 31, 2019 and 2018

Royalty Revenue. During 2019 and 2018, we recognized royalty revenue of $17,000 and $15,000, respectively, related to our license agreement with SpePharm in Europe.

License Revenue. During 2019, we recognized license revenue of $10,000 related to the sublicense of NAV4694 to Meilleur. During 2018, we recognized license revenue of $307,000, primarily for a non-refundable upfront payment related to the sublicense of NAV4694 to Meilleur and the sublicense of Tc99m tilmanocept to Sinotau.

Grant and Other Revenue. During 2019, we recognized $631,000 of grant and other revenue compared to $847,000 in 2018. Grant revenue during both periods was primarily related to SBIR grants from the NIH supporting Manocept development. Other revenue for 2019 and 2018 included $20,000 and $85,000, respectively, related to development work performed at the request of our European and Chinese marketing partners.

Research and Development Expenses. Research and development expenses increased $1.1 million, or 26%, to $5.3 million during 2019 from $4.2 million during 2018. The increase was primarily due to net increases in drug project expenses related to (i) increased Manocept development costs of $1.8 million, including increased clinical trial costs, manufacturing-related activities, and license fees; and (ii) increased Tc99m tilmanocept development costs of $46,000 including increased license fees offset by decreased manufacturing-related activities; offset by (iii) decreased therapeutics development costs of $661,000, including decreased research consulting, preclinical testing, regulatory consulting, and manufacturing-related activities; and (iv) decreased NAV4694 development costs of $34,000 due to reversal of certain previously accrued expenses. The net increase in research and development expenses also included decreased general office and travel expenses totaling $44,000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.4 million, or 18%, to $6.3 million during 2019 from $7.7 million during 2018. The net decrease was primarily due to decreased compensation expense of $1.7 million, including termination costs related to the resignation of Dr. Goldberg of $1.1 million in 2018 coupled with decreased salaries and bonuses in 2019. The net decrease also included decreased investor relations services of $147,000 and decreased general office expenses and taxes, offset by increased losses on disposal of assets. These decreases were offset by increased legal and professional services of $435,000 including increased costs related to the Dr. Goldberg litigation offset by decreased costs related to the CRG litigation.

Other Income (Expense). Other income, net, was $18,000 during 2019 compared to other expense, net, of $5.3 million during 2018. We recorded a loss on extinguishment of the CRG debt of $5.3 million during 2018. Also during 2018, $153,000 of interest expense was compounded and added to the balance of our note payable to Platinum. During 2019 and 2018, we recognized interest income of $33,000 and $131,000, respectively. Interest income in 2018 was primarily related to the guaranteed consideration due from Cardinal Health 414, which was discounted to present value at the closing date of the Asset Sale in 2017.

Gain on Discontinued Operations. We recorded a net gain related to the Amendment of $43,000 for 2018, including $54,000 of payments by Cardinal Health 414 to Navidea in excess of receivables recognized, offset by $11,000 in estimated taxes.

Liquidity and Capital Resources

Cash balances decreased $2.5 million to $1.0 million at December 31, 2019 from $3.5 million at December 31, 2018. The net decrease was primarily due cash used to fund our operations of $9.4 million, proceeds from a public offering and private equity placements of $7.1 million, and maturities and sales of available-for-sale securities of $1.6 million, offset by cash used to fund our operations of $1.5 million.

Operating Activities. Cash used in operations was $9.4 million during 2019 compared to $4.3 million cash provided by operations during 2018.

Accounts and other receivables increased $880,000 to $901,000 at December 31, 2019 from $21,000 at December 31, 2018, primarily related to stock subscriptions of $812,000 that were received in January 2020 coupled with increased grant revenue receivable.

Prepaid expenses and other current assets decreased $332,000 to $967,000 at December 31, 2019 from $1.3 million at December 31, 2018. The decrease was primarily due to a net decrease in federal tax refunds receivable coupled with normal amortization of prepaid insurance, offset by the purchase of Tc99m tilmanocept to be used in clinical trials.

Accounts payable increased $687,000 to $1.1 million at December 31, 2019 from $425,000 at December 31, 2018, primarily driven by net increased payables due for Manocept development costs, legal and professional services, therapeutics development costs, and investor relations services. Accrued liabilities and other current liabilities decreased $366,000 to $2.1 million at December 31, 2019 from $2.5 million at December 31, 2018. Decreased accruals for termination of Dr. Goldberg and incentive-based compensation were offset by increased accruals for Manocept development costs. Our payable and accrual balances will continue to fluctuate, with planned increases in development activity related to the Manocept platform offset by decreased legal fees as we work to resolve our legal disputes.

Investing Activities. Investing activities provided $770,000 during 2019 compared to $954,000 provided during 2018. Investing activities during 2019 included maturities and sales of available-for-sale securities of $800,000, offset by patent and trademark costs of $57,000. Investing activities during 2018 included maturities and sales of available-for-sale securities of $1.6 million, purchases of available-for-sale securities of $600,000, and capital expenditures of $46,000, primarily for research and computer equipment.

Financing Activities. Financing activities provided $6.2 million during 2019 compared to $4.5 million used during 2018. The $6.2 million provided by financing activities in 2019 consisted primarily of proceeds from issuance of Common Stock of $7.1 million, offset by payment of Common Stock issuance costs of $572,000 and principal payments on the IPFS and First Insurance Funding notes payable of $359,000. The $4.5 million used by financing activities during 2018 consisted primarily of CRG’s draw on the letter of credit of $7.1 million and principal payments on financed insurance premiums of $396,000, offset by proceeds from a private equity placement of $3.0 million.

Registered Offerings

On February 14, 2020, we executed an agreement with an investor to purchase 1,647,059 million shares of our Common Stock at a price of $0.85 per share for aggregate gross proceeds to Navidea of approximately $1.4 million. The offering was made pursuant to our shelf registration statement on Form S‑3 (Registration No. 333-222092), which was declared effective by the Securities and Exchange Commission (the “SEC”) on December 27, 2017, including the prospectus contained therein, as well as a prospectus supplement filed with the SEC on February 18, 2020. We intend to use the net proceeds from this offering to fund our research and development programs, including continued advancement of our two Phase 2b and Phase 3 clinical trials of Tc99m tilmanocept in patients with rheumatoid arthritis, and for general working capital purposes and other operating expenses. See Notes 2 and 15 to the accompanying consolidated financial statements.

Private Placements

On February 13, 2020, we executed a stock purchase agreement with John K. Scott, Jr. to purchase approximately 2.4 million shares of Common Stock for aggregate gross proceeds of approximately $2.0 million. We intend to use the net proceeds from this private placement to fund our research and development programs, including continued advancement of our two Phase 2b and Phase 3 clinical trials of Tc99m tilmanocept in patients with rheumatoid arthritis, and for general working capital purposes and other operating expenses. The securities offered and sold in the private placement to Mr. Scott have not been registered under the Securities Act of 1933, as amended, or state securities laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration requirements. We have agreed to file a registration statement with the SEC covering the resale of the shares of Common Stock issued to Mr. Scott. See Notes 2 and 15 to the accompanying consolidated financial statements.

CRG Litigation

On February 13, 2020, the Company executed a binding term sheet to sell the judgment entered by the Court of Common Pleas of Franklin County, Ohio in favor of the Company in the amount of $4.3 million plus interest (the “Judgment”), for $4.2 million of proceeds to Navidea. The Company has the option, within 45 days of the sale, to repurchase the Judgment for a 10% premium. Such repurchase option may be in the form of Common Stock at a 10% discount to the then-current market price. See Notes 2, 12 and 14 to the accompanying consolidated financial statements.

Platinum Litigation

See Notes 2, 12 and 14 to the accompanying consolidated financial statements.

Goldberg Agreement and Litigation

See Notes 2, 10 and 14 to the accompanying consolidated financial statements.

Summary

Our future liquidity and capital requirements will depend on a number of factors, including the ability of our distribution partners to achieve market acceptance of our products, our ability to complete the development and commercialization of new products, our ability to obtain milestone or development funds from potential development and distribution partners, regulatory actions by the FDA and international regulatory bodies, the ability to procure required financial resources, the outcome of any pending litigation, and intellectual property protection.

We plan to focus our resources during 2020 primarily on development of products based on the Manocept platform. Although management believes that it will be able to achieve this objective, it is subject to a number of variables beyond our control, including the nature and timing of any partnering opportunities, the ability to modify contractual commitments made in connection with these programs, and the timing and expense associated with suspension or alteration of clinical trials, and consequently we may need to seek additional financing in order to support our planned development programs.

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

The Company is currently engaged in litigation with Dr. Goldberg, CRG and Platinum-Montaur.  In addition, the Company has experienced recurring net losses and has used significant cash to fund its operations.  The Company has considerable discretion over the extent of development project expenditures and has the ability to curtail the related cash flows as needed.  The Company also has funds remaining under outstanding grant awards, and continues working to establish new sources of funding, including collaborations, potential equity investments, and additional grant funding that can augment the balance sheet.  However, the extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain or treat its impact, among others. A significant outbreak of COVID-19 or other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations, including our ability to obtain additional funding, if needed.  Based on our current working capital and our projected cash burn, and without definitive agreements in place for additional funding, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months following the issuance of this Annual Report on Form 10-K.  See Note 2 to the accompanying consolidated financial statements and Item 1A – “Risk Factors.”

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, and the related notes, together with the report of Marcum LLP dated March 18, 2020, are set forth at pages F-1 through F-32 attached hereto and incorporated herein by reference.

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

Under the supervision and with the participation of our management, including Mr. Latkin, who serves as our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2019, and concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, including Mr. Latkin, understands that our disclosure controls and procedures do not guarantee that all errors and all improper conduct will be prevented. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, a design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected. These inherent limitations include the realities that judgments and decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons, or by management override of the control. Further, the design of any system of controls is also based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations of a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

Under the supervision and with the participation of our management, including Mr. Latkin, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based upon the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment we concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2019, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Set forth below are the names and committee assignments of the persons who constitute our Board of Directors.

Name	Age	Committee(s)
Claudine Bruck, Ph.D.	64	Audit; Compensation, Nominating and Governance (Chair)
Adam D. Cutler	45	Audit (Chair); Compensation, Nominating and Governance
Jed. A. Latkin	45	—
Y. Michael Rice	55	Audit; Compensation, Nominating and Governance
S. Kathryn Rouan, Ph.D.	57	Compensation, Nominating and Governance

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

Director whose term continues until the 2021 Annual Meeting:

Claudine Bruck, Ph.D., has served as a director of Navidea since March 2018. Dr. Bruck is co-founder and has served as Chief Executive Officer of Prolifagen LLC, a start-up company developing a microRNA-based medicine for tissue regeneration, since June 2016. She is also a course director at University of Pennsylvania’s Institute of Translational Medicine and Applied Technology, and Chief Scientific Officer of SAPVAX LLC for which she is a half-time employee to BioMotiv LLC. Dr Bruck is a member of the board of directors of Annovis Bio, Inc. (ANVS), a biotechnology company focused on development of medicines for neurodegenerative diseases. Dr. Bruck joined GlaxoSmithKline (“GSK”) in 1985 to build GSK’s HIV vaccine program. In her role in GSK’s vaccine group, Dr. Bruck was instrumental in the development of GSK’s HPV vaccine (Cervarix), and headed their cancer vaccine program from inception to Phase 2 before joining the drug discovery group of GSK. She held several roles in the drug discovery group, from Head of Clinical Immunology (2004-2005), to VP and Head of Biology for the Center of Excellence for External Drug Discovery (2005-2008), to VP and Head of a newly formed ophthalmology R&D group (2008-2015). Dr. Bruck holds a Ph.D. in biochemistry from the University of Brussels.

Directors whose terms continue until the 2022 Annual Meeting:

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

S. Kathryn Rouan, Ph.D., has served as a director of Navidea since December 2018. Since July 2019, she has also served as a non-executive director of Viking Therapeutics, Inc. Dr. Rouan served as the SVP and Head of Projects, Clinical Platforms and Sciences (“PCPS”) at GlaxoSmithKline (“GSK”) from May 2016 to November 2018 following a 29-year career at GSK. From Decem ber 2013 to November 2018 she was also a member of the R&D Executive Management Team and R&D Governance Boards. The PCPS organization within GSK encompasses the Global Clinical Operations, Statistics and Programming, Clinical Pharmacology, GCP Quality, Third Party Resourcing and Project Management functions and includes approximately 1,800 staff in 20 countries. Dr. Rouan first joined GSK in 1989 with a background in Pharmaceutical Sciences, focusing on formulation development of protein pharmaceuticals.  In 1993, Dr. Rouan moved into Project Leadership and Management becoming VP and Head of Metabolism and Pulmonary Project Management in 1999. She continued to lead projects in a number of therapeutic areas including Cardiovascular, Immunoinflammation and Gastroenterology therapy. In 2007, Dr. Rouan led the development, submission and approval of Arzerra (ofatumumab) in refractory chronic lymphocytic leukemia. In 2012, she became Head of Biopharmaceutical Development responsible for delivery of GSK’s portfolio of biopharmaceutical medicines. In December 2013, Dr. Rouan was appointed SVP and Head of R&D Stiefel, GSK’s Dermatology therapy area unit.  Dr. Rouan holds a Ph.D. in Pharmaceutical Sciences from the University of Rhode Island, and a B.Pharm. from the University of London.

Information About our Executive Officers

In addition to Mr. Latkin, the following individual is a senior executive officer of Navidea and serves in the position indicated below:

Name	Age	Position
Michael S. Rosol, Ph.D.	51	Chief Medical Officer

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

Delinquent Section 16 Filings

Section 16(a) of the Exchange Act requires our officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of our securities with the SEC. Copies of the reports are required by SEC regulation to be furnished to us. Based on our review of these reports and written representations from reporting persons, we believe that all reporting persons complied with all filing requirements during the fiscal year ended December 31, 2019, except for: (1) Drs. Bruck and Rouan, and Messrs. Cutler and Rice, who each had one late Form 4 filing related to stock issued as part of their annual director compensation; and (2) John K. Scott, Jr., who had two late Form 4 filings related to stock purchased in public and private placements.

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

Board of Directors Meetings

Our Board of Directors held a total of 14 meetings in the fiscal year ended December 31, 2019, and each of the directors attended at least 75 percent of the aggregate number of meetings of the Board of Directors and committees (if any) on which he or she served. It is our policy that all directors attend the Annual Meeting of Stockholders. However, conflicts and unforeseen events may prevent the attendance of a director, or directors. All then-current members of our Board of Directors attended the 2019 Annual Meeting of Stockholders in person.

The Board of Directors maintains the following committees to assist it in its oversight responsibilities. The current membership of each committee is indicated in the list of directors set forth under “Board of Directors” above.

Audit Committee

The Audit Committee of the Board of Directors selects our independent registered public accounting firm with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, the accounting principles that we use in financial reporting, and the adequacy of our internal control procedures. The current members of our Audit Committee are: Adam D. Cutler (Chair), Claudine Bruck, Ph.D., and Y. Michael Rice, each of whom is “independent” under Section 803A of the NYSE American Company Guide. The Board of Directors has determined that Mr. Cutler and Mr. Rice meet the requirements of an “audit committee financial expert” as set forth in Section 407(d)(5) of Regulation S-K promulgated by the SEC. The Audit Committee held four meetings in the fiscal year ended December 31, 2019. The Board of Directors adopted a written Amended and Restated Audit Committee Charter on April 30, 2004. A copy of the Amended and Restated Audit Committee Charter is posted on the Company’s website at www.navidea.com.

Compensation, Nominating and Governance Committee

The CNG Committee of the Board of Directors discharges the Board’s responsibilities relating to the compensation of the Company's directors, executive officers and associates, identifies and recommends to the Board of Directors nominees for election to the Board, and assists the Board in the implementation of sound corporate governance principles and practices. With respect to its compensation functions, the CNG Committee evaluates and approves executive officer compensation and reviews and makes recommendations to the Board with respect to director compensation, including incentive or equity-based compensation plans; reviews and evaluates any discussion and analysis of executive officer and director compensation included in the Company’s annual report or proxy statement, and prepares and approves any report on executive officer and director compensation for inclusion in the Company’s annual report or proxy statement required by applicable rules and regulations; and monitors and evaluates, at the Committee’s discretion, matters relating to the compensation and benefits structure of the Company and such other domestic and foreign subsidiaries or affiliates, as it deems appropriate. The members of our CNG Committee are: Claudine Bruck, Ph.D. (Chair), Adam D. Cutler, Y. Michael Rice, and S. Kathryn Rouan, Ph.D. The CNG Committee held two meetings in the fiscal year ended December 31, 2019. The Board of Directors adopted a written Compensation, Nominating and Governance Committee Charter on February 26, 2009. A copy of the Compensation, Nominating and Governance Committee Charter is posted on the Company’s website at www.navidea.com.

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

●

Pay commensurate with other companies categorized as value creators: The CNG Committee has set a goal that the Company should move toward compensation levels for senior executives that are, at a minimum, at the 40th to 60th percentile for similar executives in the workforce while taking into account current market conditions and Company performance. This allows us to attract, hire, reward and retain senior executives who formulate and execute our strategic plans and drive exceptional results.

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

The CNG Committee reviews senior executive compensation levels at least annually. During the review process, the CNG Committee addresses the following questions:

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

The CNG Committee does not believe that our compensation policies and practices for our employees give rise to risks that are reasonably likely to have a material adverse effect on the Company. Our incentive-based compensation goals are generally tied to product development goals (e.g., clinical trial progress or regulatory milestones) or Company financial goals (e.g., budgeted expense targets or business partnerships). The CNG Committee believes that the existence of these performance incentives creates a strong motivation for Company employees to contribute towards the achievement of strong, sustainable performance, and believes that the Company has a strong set of internal controls that minimize the risk that financial performance can be misstated in order to achieve incentive compensation payouts.

In addition to the aforementioned considerations, the CNG Committee also takes into account the outcome of stockholder advisory (“say-on-pay”) votes on the compensation of our Chief Executive Officer, Chief Financial Officer, and our next three highest-paid executive officers (the “Named Executive Officers”). At the Annual Meeting of Stockholders held on August 8, 2019, approximately 70% of our stockholders voted in favor of the resolution relating to the compensation of our Named Executive Officers. The CNG Committee believes this vote affirmed our stockholders’ support of the Company’s executive compensation program. The CNG Committee will continue to consider the results of future say-on-pay votes when making future compensation decisions for the executive officers. The Company currently holds an advisory vote to approve the compensation of the Company’s Named Executive Officers every two years. The two-year frequency of advisory “say-on-pay” votes will continue until the next required vote on the frequency of advisory votes on executive compensation at the Company’s Annual Meeting of Stockholders to be held in 2023.

Scope of Authority of the CNG Committee. The Board of Directors has authorized the CNG Committee to establish the compensation programs for all executive officers and to provide oversight for compliance with our compensation philosophy. Annually, the CNG Committee recommends the compensation for our executive officers, including objectives and awards under incentive plans. The Chief Executive Officer provides input for the CNG Committee regarding the performance and appropriate compensation of the other officers. The CNG Committee gives considerable weight to the Chief Executive Officer’s evaluation of the other officers because of his direct knowledge of each officer’s performance and contributions. The CNG Committee also makes recommendations to the Board of Directors on appropriate compensation for the non-employee directors. In addition to overseeing the compensation of executive officers, the CNG Committee recommends or approves awards under short-term cash incentive and long-term equity-based compensation plans for all other employees. For more information on the CNG Committee’s role, see the CNG Committee’s charter, which can be found on our website at www.navidea.com.

Independent Compensation Expertise. The CNG Committee is authorized to periodically retain independent experts to assist in evaluating executive compensation plans and in setting executive compensation levels. These experts provide information on trends and best practices so the CNG Committee can formulate ongoing plans for executive compensation. The CNG Committee retained Board Advisory, LLC (“Board Advisory”) as its independent consultant to assist in the determination of the reasonableness and competitiveness of the compensation levels of its Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, Chief Medical Officer, and Board of Directors for fiscal 2019. No conflict of interest exists that would prevent Board Advisory from serving as independent consultant to the CNG Committee.

For fiscal 2019, Board Advisory performed a benchmark compensation review of our key executive positions, including our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, Chief Medical Officer, and our Board of Directors. Board Advisory utilized published survey and proxy reported data from compensation peers, with market data aged to January 1, 2019, by an annualized rate of 3.0%, the expected pay increase in 2019 for executives in the life sciences industry.

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

Peer Group Companies. In addition to independent survey analysis, in 2019 the CNG Committee reviewed the compensation levels at specific competitive benchmark companies. With input from management, the CNG Committee chose the peer companies because they are developmental life sciences companies, have market capitalization between approximately $20 million and $350 million and have comparable key executive positions. While the specific plans for these companies may or may not be used, it is helpful to review their compensation data to provide benchmarks for the overall compensation levels that will be used to attract, hire, retain and motivate our executives.

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
iCad, Inc.

Board Advisory and the CNG Committee used the publicly available compensation information for these companies to analyze our competitive position in the industry. Base salaries and short-term and long-term incentive plans of the executives of these companies were reviewed to provide background and perspective in analyzing the compensation levels for our executives.

Specific Elements of Executive Compensation

Base Salary. Base salaries for senior executives are set using the CNG Committee’s philosophy that compensation should be competitive and based upon performance. Executives should expect that their base salaries, coupled with a cash bonus award, would provide them the opportunity to be compensated at or above the competitive market at the 40th to 60th percentile.

Based on competitive reviews of similar positions, industry salary trends, overall company results and individual performance, salary increases may be approved from time to time. The CNG Committee reviews and approves base salaries of all executive officers. In setting specific base salaries for fiscal 2019, the CNG Committee considered published proxy data for similar positions at peer group companies.

The following table shows the changes in base salaries for the Named Executive Officers that were approved for fiscal 2019 compared to the approved salaries for fiscal 2018:

Named Executive Officer	Fiscal 2019 Base Salary(a)	Fiscal 2018 Base Salary(a)	Change(b)
Jed A. Latkin	$475,000	$475,000	—
Michael S. Rosol, Ph.D.	205,000	205,000	—

(a)

The amount shown for fiscal 2019 and 2018 is the approved annual salary of the Named Executive Officer in effect at the end of each year. The actual amount paid to the Named Executive Officer during fiscal 2019 and 2018 is shown under “Salary” in the Summary Compensation table below.

(b)	Due to the Company’s financial difficulties, Named Executive Officers did not receive salary increases in 2019.

The following table shows the base salaries for the Named Executive Officers that were approved for fiscal 2020 compared to the approved salaries for fiscal 2019:

Named Executive Officer	Fiscal 2020 Base Salary	Fiscal 2019 Base Salary	Change
Jed A. Latkin	$475,000	$475,000	0.0%
Michael S. Rosol, Ph.D. (a)	225,000	205,000	9.8%

(a)	In February 2020, the CNG Committee recommended, and the Board of Directors approved, an increase in Dr. Rosol’s base salary effective February 1, 2020.

Short-Term Incentive Compensation. Our executive officers, along with our other employees, are eligible to participate in our annual cash bonus program, which has four primary objectives:

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

The cash bonus compensation plan provides each participant with an opportunity to receive an annual cash bonus based on our Company’s performance during the fiscal year. Cash bonus targets for senior executives are determined as a percentage of base salary, based in part on published proxy data for similar positions at peer group companies. The following are the key provisions of the cash bonus compensation plan for our Named Executive Officers:

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

For fiscal 2019, the cash bonus for each executive officer was a function of the designated target bonus amount and certain business performance objectives, weighted as a percentage of the total target amount. The business performance objectives established for fiscal 2019 were as follows:

●	Achievement of various business development goals, subject to a maximum 40% reduction of bonus if not achieved, including:

o	Enter into a RA commercialization partnership agreement with an established pharma company; and

o

Enter into a research agreement with an academic institution, foundation, or other clinical research firm to explore clinical feasibility and commercial opportunities for alternative image and therapeutic indications.

●	Achievement of various clinical development goals, subject to a maximum 30% reduction of bonus if not achieved, including:

o	Advance commercialization program for RA imaging indications;

o	Secure opportunity with pharma to develop tilmanocept as a biomarker for disease indications;

o	Resolve a specified issue with tilmanocept synthesis; and

o	Explore the use with tilmanocept of agents other than Tc99m.

●	Achievement of various financial development goals, subject to a maximum 20% reduction of bonus if not achieved, including:

o	Regain compliance with NYSE American listing standards; and

o	Adhere to the 2019 corporate budget to within 5% of budgeted operating expenses.

●	Achievement of various intellectual property (“IP”) goals, subject to a maximum 10% reduction of bonus if not achieved, including:

o	Develop an IP infrastructure to facilitate cohesive and coherent IP strategy; and

o	File four specified provisional patents.

For fiscal 2019, the Board of Directors determined the cash bonus targets for Named Executive Officers as follows:

Named Executive Officer	Target Cash Bonus (% of Salary)	Target Cash Bonus ($ Amount)
Jed A. Latkin	75.0%	$356,250
Michael S. Rosol, Ph.D.	35.0%	71,750

On January 30, 2020, the Board of Directors determined the amounts to be awarded as 2019 bonuses to all employees other than the Named Executive Officers. The Board of Directors recognized the achievement of approximately 50% of 2019 bonus goals and thus awarded bonuses at 50% of target amounts for all employees other than the Named Executive Officers, to be paid 50% in stock immediately and 50% in cash at such time as the Company’s financial position allows a cash payment. The Board of Directors also determined that Mr. Latkin’s and Dr. Rosol’s bonus awards will not be paid until certain of the 2019 bonus goals that were not achieved during 2019 are achieved.

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

Although equity awards may be made at any time as determined by the CNG Committee, they are generally made to all full-time employees once per year, or on the recipient’s hire date in the case of new-hire grants.

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

In January 2019, the Company awarded options to purchase 6,250 shares of Common Stock to Dr. Rosol in connection with his December 2018 appointment as Chief Medical Officer of Navidea. The options have an exercise price of $7.60 per share, and vest as to one-third of the options on January 2, 2019, July 2, 2019, and January 2, 2020. The options will expire on the tenth anniversary of the date of grant.

In February 2019, the Company awarded options to purchase 50,000 shares of Common Stock to Mr. Latkin in connection with his October 2018 appointment as Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer of Navidea. The options were awarded with the following terms: (1) 16,667 options with an exercise price of $3.00 will be exercisable on or after February 7, 2019, so long as the closing price of the underlying Common Stock equals or exceeds $10.00 per share; (2) 16,667 options with an exercise price of $6.00 will be exercisable on or after December 31, 2019, so long as the closing price of the underlying Common Stock equals or exceeds $14.00 per share; and (3) 16,666 options with an exercise price of $10.00 will be exercisable on or after December 31, 2020, so long as the closing price of the underlying Common Stock equals or exceeds $20.00 per share. The options will expire on the tenth anniversary of the date of grant.

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

Our Named Executive Officers are considered “key employees” for purposes of Internal Revenue Code Section 125 Plan non-discrimination testing. Based on such non-discrimination testing, we determined that our Section 125 Plan was “top-heavy” for fiscal 2017. Accordingly, our key employees were ineligible to participate in the Section 125 Plan and were unable to pay their portion of medical, dental, and vision premiums on a pre-tax basis during fiscal 2017. As a result, the Company reimbursed its key employees an amount equal to the lost tax benefit. For fiscal 2018, we have determined that our Section 125 Plan is no longer “top-heavy.” Accordingly, our key employees are eligible to participate in the Section 125 Plan and may pay their portion of medical, dental and vision premiums on a pre-tax basis beginning January 1, 2018.

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

Employment Agreements

Jed A. Latkin. Mr. Latkin is employed under a 24-month employment agreement effective through September 30, 2020, with automatic one-year renewals unless terminated earlier pursuant to the terms of the agreement. The employment agreement provides for an annual base salary of $475,000. For the calendar year ending December 31, 2019, the CNG Committee determined that the maximum bonus payment to Mr. Latkin would be $356,250.

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
Adam D. Cutler
Y. Michael Rice
S. Kathryn Rouan, Ph.D.

Compensation, Nominating and Governance Committee Interlocks and Insider Participation

The current members of our CNG Committee are: Claudine Bruck, Ph.D. (Chair), Adam D. Cutler, Y. Michael Rice, and S. Kathryn Rouan, Ph.D. None of these individuals were at any time during the fiscal year ended December 31, 2019, or at any other time, an officer or employee of the Company.

No director who served on the CNG Committee during 2019 had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director of the Company or member of the CNG Committee during 2019.

Summary Compensation Table

The following table sets forth certain information concerning the annual and long-term compensation of our Named Executive Officers for the last three fiscal years.

Summary Compensation Table for Fiscal 2019

Named Executive Officer	Year	Salary	Stock Awards	(a) Option Awards	(b) Non-Equity Incentive Plan Compensation		(c) All Other Compensation	Total Compensation
Jed A. Latkin	2019	$475,000	$—	$81,200	$	(b)	$5,600	$561,800
Chief Executive Officer,	2018	362,500	—	—		271,875	5,500	639,875
Chief Operating Officer and	2017	316,458	—	125,833		366,653	5,429	814,373
Chief Financial Officer

Michael S. Rosol, Ph.D. (d)	2019	$205,000	$—	$6,316	$	(b)	$2,915	$214,231
Chief Medical Officer	2018	8,542	—	—		2,949	—	11,491
	2017	—	—	—		—	—	—

(a)

Amount represents the aggregate grant date fair value of stock options in accordance with FASB ASC Topic 718. Assumptions made in the valuation of option awards are disclosed in Note 1(e) of the Notes to the Consolidated Financial Statements in this Form 10-K.

(b)

Amount represents the total non-equity incentive plan amounts which have been approved by the Board of Directors as of the date this filing, and are disclosed for the year in which they were earned (i.e., the year to which the service relates). The Board of Directors has not yet determined the 2019 non-equity incentive plan amounts for the Named Executive Officers. We will provide updated disclosure on a Current Report on Form 8-K, as required by applicable SEC rules once the amounts are approved.

(c)	Amount represents the Company contribution to the 401(k) plan on behalf of our Named Executive Officers.
(d)	Dr. Rosol commenced employment with the Company effective December 17, 2018.

Chief Executive Officer Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and Item 402(u) of Regulation S-K, we are providing the following information with respect to our last completed fiscal year. The pay ratio information provided below is a reasonable estimate calculated in a manner consistent with applicable SEC rules.

For 2019, we calculated (i) the annual total compensation of our Chief Executive Officer, (ii) the median of the annual total compensation of all of our employees other than the Chief Executive Officer, and (iii) the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of all other employees, as follows:

●	The annual total compensation of our CEO, as reported in the Summary Compensation Table, was $561,800;

●	The median of the annual total compensation of all of our employees, excluding the Chief Executive Officer, was $85,922; and

●	The ratio of the annual total compensation of our CEO to the median of the annual total compensation of all other employees was 6.5 to 1.

In determining the pay ratio information provided above, we first identified our median employee for 2019 by using the following methodology:

●	We selected December 31, 2019 as the date upon which we would identify our median employee, and we compiled a list of all full-time, part-time and temporary employees who were employed on that date.

●	We used base pay as a consistently applied compensation measure to identify our median employee from the employees on the list.

Once our median employee was identified in the manner described above, we calculated the annual total compensation of the median employee using the same methodology that we used to determine the annual total compensation of the CEO, as reported in the Summary Compensation Table.

Post-Employment Compensation

The following table sets forth the expected benefit to be received by our Chief Executive Officer in the event of his termination resulting from various scenarios, assuming a termination date of December 31, 2019 and a stock price of $1.26, our closing stock price on December 31, 2019.

Jed A. Latkin

	For Cause	Resignation	Death	Disability	Good Reason or Without Cause	End of Term	Change in Control
Cash payments:
Severance (a)	$—	$—	$—	$—	$712,500	$—	$1,959,375
Accrued bonus (b)	—	—	—	—	(b)	—	(b)
Disability supplement (c)	—	—	—	231,500	—	—	—
Paid time off (d)	9,135	9,135	9,135	9,135	9,135	9,135	9,135
2019 401(k) match (e)	5,600	5,600	5,600	5,600	5,600	5,600	5,600
Continuation of benefits (f)	—	—	548	548	—	—	—
Stock option vesting acceleration (g)	—	—	—	—	—	—	—
Total	$14,735	$14,735	$15,283	$246,783	$727,235	$14,735	$1,974,110

(a)	Severance amounts are pursuant to Mr. Latkin’s employment agreement.
(b)	Amount represents accrued but unpaid bonus as of December 31, 2019. The Board of Directors has not yet determined the 2019 non-equity incentive plan amounts for the Named Executive Officers.
(c)

During the first 6 months of disability, the Company will supplement disability insurance payments to Mr. Latkin to achieve 100% salary replacement. As of December 31, 2019, the Company’s short-term disability insurance policy pays $250 per week for a maximum of 24 weeks.

(d)	Amount represents the value of 40 hours of accrued but unused vacation time as of December 31, 2019.
(e)	Amount represents the value of 2,800 shares of Company stock which was accrued during 2019 as the Company’s 401(k) matching contribution but was unissued as of December 31, 2019.
(f)	Amount represents 12 months of dental insurance premiums at rates in effect at December 31, 2019.
(g)

Pursuant to Mr. Latkin’s stock option agreements, all unvested stock options outstanding will vest upon termination without cause or a change in control. Amount represents the value of the stock at $1.26, the closing price of the Company’s stock on December 31, 2019, less the exercise price of the options. Amount does not include stock options with an exercise price higher than $1.26, the closing price of the Company’s stock on December 31, 2019.

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

The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, included a number of significant changes to Section 162(m), such as the repeal of the qualified performance-based compensation exemption and the expansion of the definition of “covered employees” (for example, by including the chief financial officer and certain former named executive officers as covered employees). As a result of these changes, except as otherwise provided in the transition relief provisions of the Tax Cuts and Jobs Act, compensation paid to any of our covered employees generally will not be deductible in 2018, 2019 or future years, to the extent that it exceeds $1 million.

Grants of Plan-Based Awards

The following table sets forth certain information about plan-based awards that we made to the Named Executive Officers during fiscal 2019. For information about the plans under which these awards were granted, see the discussion under “Short-Term Incentive Compensation” and “Long-Term Incentive Compensation” in the “Compensation Discussion and Analysis” section above.

Grants of Plan-Based Awards Table for Fiscal 2019

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (a)		Estimated Future Payouts Under Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares	All Other Option Awards: Number of Securities Underlying	Exercise Price of Option	Grant Date Fair Value of Stock and Option
Named Executive Officer	Grant Date	Threshold	Maximum	Threshold	Maximum	of Stock	Options	Awards	Awards
Jed A. Latkin	N/A	$—	$356,250	—	—	—	—	$—	$—	(a)
	2/7/2019	—	—	—	—	—	16,667	3.00	33,101	(b)
	2/7/2019	—	—	—	—	—	16,667	6.00	26,169	(c)
	2/7/2019	—	—	—	—	—	16,666	10.00	21,935	(d)

Michael S. Rosol, Ph.D.	N/A	$—	$71,750	—	—	—	—	—	$—	(a)
	1/2/2019	—	—	—	—	—	6,250	7.60	6,316	(e)

(a)

The threshold amount reflects the possibility that no cash bonus awards will be payable. The maximum amount reflects the cash bonus awards payable if the Board of Directors, in its discretion, awards the maximum cash bonus.

(b)

These stock options vest when both of the following conditions have been met: Continued employment through February 7, 2019 and a closing market price of the Company’s Common Stock of at least $10.00, and expire on the tenth anniversary of the date of grant.

(c)

These stock options vest when both of the following conditions have been met: Continued employment through December 31, 2019 and a closing market price of the Company’s Common Stock of at least $14.00, and expire on the tenth anniversary of the date of grant.

(d)

These stock options vest when both of the following conditions have been met: Continued employment through December 31, 2020 and a closing market price of the Company’s Common Stock of at least $20.00, and expire on the tenth anniversary of the date of grant.

(e)	These stock options vest as to one-third of the options on January 2, 2019, July 2, 2019 and January 2, 2020, and expire on the tenth anniversary of the date of grant.

Outstanding Equity Awards

The following table presents certain information concerning outstanding equity awards held by the Named Executive Officers as of December 31, 2019.

Outstanding Equity Awards Table at Fiscal 2019 Year-End

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)						Market Value of Shares of	Equity Incentive Plan Awards
Named Executive Officer	Exercisable	Unexercisable	Option Exercise Price	Option Expiration Date	Note	Number of Shares of Stock that Have Not Vested	Stock that Have Not Vested	Number of Unearned Shares	Market Value of Unearned Shares	Note
Jed A. Latkin	2,250	—	$30.00	4/20/2026	(a)
	1,000	—	$20.00	10/14/2026	(b)
	—	16,667	$13.00	5/4/2027	(c)
	—	16,667	$15.00	5/4/2027	(d)
	—	16,666	$20.00	5/4/2027	(e)
	—	16,667	$3.00	2/7/2029	(f)
	—	16,667	$6.00	2/7/2029	(g)
	—	16,666	$10.00	2/7/2029	(h)

Michael S. Rosol, Ph.D. (h)	4,167	2,083	$7.60	1/2/2029	(i)

(a)	Options were granted April 20, 2016 and vested as to one-sixth on the 20th day of each of the first six months following the date of grant.
(b)	Options were granted October 14, 2016 and vested as to one-half on the 20th day of each of the first two months following the date of grant.
(c)

Options were granted May 4, 2017 and vest 100% when both of the following conditions have been met:  Continued employment through May 4, 2017 and a closing market price of the Company’s Common Stock of at least $17.00.

(d)

Options were granted May 4, 2017 and vest 100% when both of the following conditions have been met:  Continued employment through December 31, 2017 and a closing market price of the Company’s Common Stock of at least $20.00.

(e)

Options were granted May 4, 2017 and vest 100% when both of the following conditions have been met:  Continued employment through December 31, 2018 and a closing market price of the Company’s Common Stock of at least $25.00.

(f)

Options were granted February 7, 2019 and vest 100% when both of the following conditions have been met: Continued employment through February 7, 2019 and a closing market price of the Company’s Common Stock of at least $10.00.

(g)

Options were granted February 7, 2019 and vest 100% when both of the following conditions have been met: Continued employment through December 31, 2019 and a closing market price of the Company’s Common Stock of at least $14.00.

(h)

Options were granted February 7, 2019 and vest 100% when both of the following conditions have been met: Continued employment through December 31, 2020 and a closing market price of the Company’s Common Stock of at least $20.00.

(i)	Options were granted January 2, 2019 and vest as to one-third on January 2, 2019, July 2, 2019 and January 2, 2020.

Options Exercised and Stock Vested

The following table presents, with respect to the Named Executive Officers, certain information about option exercises and restricted stock vested during fiscal 2019.

Options Exercised and Stock Vested Table for Fiscal 2019

	Option Awards		Stock Awards
Named Executive Officer	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting	Note
Jed. A. Latkin	—	$—	—	$—
Michael S. Rosol, Ph.D.	—	$—	—	$—

Compensation of Non-Employee Directors

Each non-employee director received an annual cash retainer of $50,000 during the fiscal year ended December 31, 2019. The Chair of the Company’s Board of Directors received an additional annual retainer of $30,000. Audit and CNG Committee members received an annual retainer of $2,500 for each committee on which they served. The Chair of the Audit Committee received an additional annual retainer of $7,500, and the Chair of the CNG Committee received an additional annual retainer of $5,000 for their services in those capacities during 2019. We also reimbursed non-employee directors for travel expenses for meetings attended during 2019.

Each non-employee director also received 2,500 shares of restricted stock and 2,500 options to purchase stock at $5.00 per share during 2019 as a part of the Company’s annual stock incentive grants, in accordance with the provisions of the Navidea Biopharmaceuticals, Inc. 2014 Stock Incentive Plan. The restricted stock and stock options granted will vest on the first anniversary of the date of grant.

The aggregate number of equity awards outstanding at January 31, 2020 for each Director is set forth in the footnotes to the beneficial ownership table provided in the section entitled “Principal Stockholders.” Directors who are also officers or employees of Navidea do not receive any compensation for their services as directors.

The CNG Committee has noted that the total compensation of our Board of Directors, including cash and equity awards, is at approximately the 50th percentile for our peer group of companies, while the total compensation of our Board Committee members is less than half of the competitive market rate.

The following table sets forth certain information concerning the compensation of non-employee Directors for the fiscal year ended December 31, 2019.

Name	(a) Fees Earned or Paid in Cash	(b),(c) Option Awards	(d),(e) Stock Awards	All Other Compensation	Total Compensation
Claudine Bruck, Ph.D.	$60,000	$4,382	$7,465	$—	$71,847
Adam D. Cutler (f)	62,500	6,153	13,150	—	81,803
Y. Michael Rice	85,000	4,382	7,465	—	96,847
S. Kathryn Rouan, Ph.D. (f)	52,500	6,153	13,150	—	71,803

(a)

Amount represents fees earned during the fiscal year ended December 31, 2019 (i.e., the year to which the service relates). Quarterly retainers are paid during the quarter following the quarter in which they are earned.

(b)

Amount represents the aggregate grant date fair value in accordance with FASB ASC Topic 718. Assumptions made in the valuation of these awards are disclosed in Note 1(e) of the Notes to the Consolidated Financial Statements in this Form 10-K.

(c)

During the year ended December 31, 2019, the non-employee directors were awarded an aggregate of 15,000 options to purchase Common Stock which vest as to 100% of the shares on the first anniversary of the date of grant. At December 31, 2019, the non-employee directors held an aggregate of 22,500 options to purchase Common Stock. Mr. Rice held 7,500 options, and Dr. Bruck, Mr. Cutler, and Dr. Rouan each held 5,000 options to purchase shares of Common Stock.

(d)

Amount represents the aggregate grant date fair value in accordance with FASB ASC Topic 718. Assumptions made in the valuation of these awards are disclosed in Note 1(e) of the Notes to the Consolidated Financial Statements in this Form 10-K.

(e)

During the year ended December 31, 2019, the non-employee directors were issued an aggregate of 15,000 shares of restricted stock which vest as to 100% of the shares on the first anniversary of the date of grant. At December 31, 2019, the non-employee directors held an aggregate of 15,000 shares of unvested restricted stock. Mr. Cutler and Dr. Rouan each held 5,000 shares of unvested restricted stock, and Mr. Rice and Dr. Bruck each held 2,500 shares of unvested restricted stock.

(f)	Mr. Cutler and Dr. Rouan were appointed to the Board of Directors effective December 1, 2018, but did not receive their 2018 stock incentive grants until January 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2019, concerning shares of our Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Plan Category	(1) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(2) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	(3) Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (1))
Equity compensation plans approved by security holders (a)	238,470	$17.38	14,664,528
Equity compensation plans not approved by security holders	—	—	—
Total	238,470	$17.38	14,664,528

(a)

Our stockholders ratified the 2014 Stock Incentive Plan (the “2014 Plan”) at the 2014 Annual Meeting of Stockholders held on July 17, 2014, and amended the 2014 Plan at the 2018 Annual Meeting of Stockholders held on August 16, 2018. The total number of shares available for awards under the 2014 Plan shall not exceed 15,000,000 shares, plus any shares subject to outstanding awards granted under prior plans and that expire or terminate for any reason. Although instruments are still outstanding under the Fourth Amended and Restated 2002 Stock Incentive Plan (the “2002 Plan”), the plan has expired and no new grants may be made from it. The total number of securities to be issued upon exercise of outstanding options includes 207,890 issued under the 2014 Plan and 30,580 issued under the 2002 Plan.

Security Ownership of Principal Stockholders, Directors, Nominees and Executive Officers and Related Stockholder Matters

The following table sets forth, as of February 29, 2020, certain information with respect to the beneficial ownership of shares of our Common Stock by: (i) each person known to us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock, (ii) each director or nominee for director of our Company, (iii) each of the Named Executive Officers (see “Executive Compensation – Summary Compensation Table”), and (iv) our directors and executive officers as a group.

Beneficial Owner	Number of Shares Beneficially Owned (*)		Percent of Class (**)
Claudine Bruck, Ph.D.	12,550	(a)	—	(i)
Adam D. Cutler	10,000	(b)	—	(i)
Jed A. Latkin	21,200	(c)	—	(i)
Y. Michael Rice	15,000	(d)	—	(i)
Michael S. Rosol, Ph.D.	6,250	(e)	—	(i)
S. Kathryn Rouan, Ph.D.	13,350	(f)	—	(i)
All directors and executive officers as a group (6 persons)	78,350	(g)(j)	—	(i)
John K. Scott, Jr.	5,678,772	(h)	27.8%

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

(**)	Percent of class is calculated on the basis of the number of shares outstanding on February 29, 2020, plus the number of shares the person has the right to acquire within 60 days of February 29, 2020.
(a)

This amount includes 5,000 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 2,500 shares of unvested restricted stock and 2,500 shares issuable upon exercise of options which are not exercisable within 60 days.

(b)

This amount includes 5,000 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 2,500 shares of unvested restricted stock and 2,500 shares issuable upon exercise of options which are not exercisable within 60 days.

(c)

This amount includes 3,250 shares issuable upon exercise of options which are exercisable within 60 days and 1,542 shares in Mr. Latkin’s account in the 401(k) Plan, but does not include 200,000 shares issuable upon exercise of options which are not exercisable within 60 days.

(d)

This amount includes 7,500 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 2,500 shares of unvested restricted stock and 2,500 shares issuable upon exercise of options which are not exercisable within 60 days.

(e)

This amount includes 6,250 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 25,000 shares issuable upon exercise of options which are not exercisable within 60 days.

(f)

This amount includes 5,000 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 2,500 shares of unvested restricted stock and 2,500 shares issuable upon exercise of options which are not exercisable within 60 days.

(g)

This amount includes 32,000 shares issuable upon exercise of options which are exercisable within 60 days, and 1,542 shares held in the 401(k) Plan on behalf of certain officers, but it does not include 10,000 shares of unvested restricted stock and 235,000 shares issuable upon the exercise of options which are not exercisable within 60 days. The Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, Jed A. Latkin, is the trustee of the Navidea Biopharmaceuticals, Inc. 401(k) Plan and may, as such, share investment power over Common Stock held in such plan. Mr. Latkin disclaims any beneficial ownership of shares held by the 401(k) Plan. The 401(k) Plan holds an aggregate total of 12,827 shares of Common Stock.

(h)

The number of shares beneficially owned is based on a Form 4 filed by John K. Scott, Jr. with the SEC on February 19, 2020, and has been reduced by 2,373,529 shares to be issued pursuant to a February 2020 Stock Purchase Agreement, which shares have not yet been issued as of February 29, 2020. The address of John K. Scott, Jr. is 5251 DTC Parkway, Suite 285, Greenwood Village, CO 80111.

(i)	Less than one percent.
(j)	The address of all directors and executive officers is c/o Navidea Biopharmaceuticals, Inc., 4995 Bradenton Avenue, Suite 240, Dublin, OH 43017.

All of our employees and directors, or any of their designees, are prohibited from (i) purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or (ii) otherwise engaging in transactions (including “short sales” and arrangements involving a non-recourse pledge of securities), that hedge or offset, or are designed to hedge or offset, any decrease in the market value of shares of our common stock granted to such employee or director, or any of their designees, as part of their compensation, or held (directly or indirectly) by such employee or director, or any of their designees.

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

SEC disclosure rules regarding transactions with related persons require the Company to provide information about transactions with directors and executive officers as related persons, even though they may not have been related persons at the time the Company entered into the transactions described below.

Dr. Goldberg and Platinum

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

In November 2017, Platinum-Montaur commenced an action against the Company in the Supreme Court of the State of New York, County of New York (the “New York Supreme Court”), seeking damages of approximately $1.9 million purportedly due as of March 3, 2017, plus interest accruing thereafter.  The claims asserted were for breach of contract and unjust enrichment in connection with funds received by the Company under the Platinum Loan Agreement.  The action was subsequently removed to the United States District Court for the Southern District of New York (the “District Court”).  On October 31, 2018, the District Court granted judgment for Navidea and dismissed all claims in the case.  The District Court stated that Platinum-Montaur had no standing to assert any contractual interest in funds that might be due under the Platinum Loan Agreement.  The District Court also disagreed with Platinum-Montaur’s claim of unjust enrichment on similar grounds and found that Platinum-Montaur lacked any sufficient personal stake to maintain claims against Navidea.  The claims against Navidea were dismissed without prejudice on the grounds of lack of standing to pursue the claims asserted.

On November 30, 2018, Platinum-Montaur filed a notice of appeal with the United States Court of Appeals for the Second Circuit (the “Second Circuit”) claiming that the District Court erred in dismissing Platinum-Montaur’s claims for breach of contract and unjust enrichment.  On January 22, 2019, Platinum-Montaur filed its brief in the Second Circuit, asking the Second Circuit to reverse the District Court and remand the case to the District Court for further proceedings.  The Second Circuit held oral argument in this matter on September 5, 2019.  On November 25, 2019, the Second Circuit issued a decision which remanded the case to the District Court for further consideration of whether the District Court had jurisdiction over the case following removal from the New York Supreme Court.  The Second Circuit did not address the merits of Platinum-Montaur’s allegations against Navidea.  By agreement of the parties, the case has now been remanded from the District Court to the New York Supreme Court.  A preliminary conference is set for April 28, 2020.

Goldberg Litigation

In August 2018, Dr. Michael Goldberg resigned from his positions as an executive officer and a director of Navidea.  In connection with Dr. Goldberg’s resignation, Navidea and Dr. Goldberg entered into the Goldberg Agreement, with the intent of entering into one or more additional Definitive Agreements, which set forth the terms of the separation from service.  Among other things, the Goldberg Agreement provided that Dr. Goldberg would be entitled to 1,175,000 shares of our Common Stock, representing in part payment of accrued bonuses and payment of the balance of the Platinum debt.  A portion of the 1,175,000 shares to be issued to Dr. Goldberg will be held in escrow for up to 18 months in order to reimburse Navidea in the event that Navidea is obligated to pay any portion of the Platinum debt to a party other than Dr. Goldberg.  Further, the Goldberg Agreement provided that the Company’s subsidiary, MT, would redeem all of Dr. Goldberg’s preferred stock and issue to Dr. Goldberg super voting common stock equal to 5% of the outstanding shares of MT.  In November 2018, the Company issued 925,000 shares of our Common Stock to Dr. Goldberg, 250,000 of which were placed in escrow in accordance with the Goldberg Agreement.

On February 11, 2019, Dr. Goldberg represented to the MT Board that he had, without MT Board or shareholder approval, created a subsidiary of MT, transferred all of the assets of MT into the subsidiary, and then issued himself stock in the subsidiary.  On February 19, 2019, Navidea notified MT that it was terminating the sublicense in accordance with its terms, effective March 1, 2019, due to MT’s insolvency.  On February 20, 2019, the MT Board removed Dr. Goldberg as President and Chief Executive Officer of MT and from any other office of MT to which he may have been appointed or in which he was serving.  Dr. Goldberg remains a member of the MT Board, together with Michael Rice and Dr. Claudine Bruck.  Mr. Rice and Dr. Bruck remain members of the board of directors of Navidea.  The MT Board then appointed Jed A. Latkin to serve as President and Chief Executive Officer of MT.

New York Litigation Involving Dr. Goldberg

On February 20, 2019, Navidea filed a complaint against Dr. Goldberg in the United States District Court, Southern District of New York, alleging breach of the Goldberg Agreement, as well as a breach of the covenant of good faith and fair dealing and to obtain a declaratory judgment that Navidea’s performance under the Goldberg Agreement is excused and that Navidea is entitled to terminate the Goldberg Agreement as a result of Dr. Goldberg’s actions.  On April 26, 2019, Navidea filed an amended complaint against Dr. Goldberg which added a claim for breach of fiduciary duty seeking damages related to certain actions Dr. Goldberg took while CEO of Navidea.  On June 13, 2019, Dr. Goldberg answered the amended complaint and asserted counterclaims against Navidea and third-party claims against MT for breach of the Goldberg Agreement, wrongful termination, injunctive relief, and quantum meruit.

On December 26, 2019, the District Court ruled on several motions related to Navidea and MT and Dr. Goldberg that substantially limited the claims that Dr. Goldberg can pursue against Navidea and MT.  Specifically, the District Court found that certain portions of Dr. Goldberg’s counterclaims against Navidea and third-party claims against Macrophage failed to state a claim upon which relief can be granted.  Specifically, the District Court ruled that actions taken by Navidea and MT, including reconstituting the MT Board, replacing Dr. Goldberg with Mr. Latkin as Chief Executive Officer of MT, terminating the sublicense between Navidea and MT, terminating certain research projects, and allowing MT intellectual property to revert back to Navidea, were not breaches of the Goldberg Agreement.

The District Court also rejected Dr. Goldberg’s claim for wrongful termination as Chief Executive Officer of MT.  In addition, the District Court found that Dr. Goldberg lacked standing to seek injunctive relief to force the removal of Dr. Claudine Bruck and Michael Rice from MT’s Board of Directors, to invalidate all actions taken by the MT Board on or after November 29, 2018 (the date upon which Dr. Bruck and Mr. Rice were appointed by Navidea to the Board of MT), or to reinstate the terminated sublicense between Navidea and MT.

In addition, the District Court found Navidea’s breach of fiduciary duty claim against Dr. Goldberg for conduct occurring more than three years prior to the filing of the complaint to be time-barred and that Dr. Goldberg is entitled to an advancement of attorneys’ fees solely with respect to that claim.  The parties are in the process of submitting the issue to the District Court for resolution on how much in fees Dr. Goldberg is owed under the District Court’s order.  On January 27, 2020, Dr. Goldberg filed a motion seeking additional advancement from Navidea for fees in connection with the New York Action and the Delaware Action.  Navidea has opposed the motion.

On January 31, 2020, Goldberg filed a motion for leave to amend his complaint to add back in claims for breach of contract, breach of the implied covenant of good faith and fair dealing, quantum meruit and injunctive relief.  Navidea and MT have opposed the motion.  The discovery deadline in the New York Action is April 15, 2020.

Delaware Litigation Involving Dr. Goldberg

On February 20, 2019, MT initiated a suit against Dr. Goldberg in the Court of Chancery of the State of Delaware, alleging, among other things, breach of fiduciary duty as a director and officer of MT and conversion, and to obtain a declaratory judgment that the transactions Dr. Goldberg caused MT to effect are void.  On June 12, 2019, the Delaware Court found that Dr. Goldberg’s actions were not authorized in compliance with the Delaware General Corporate Law.  Specifically, the Delaware Court found that Dr. Goldberg’s creation of a new subsidiary of MT and the purported assignment by Dr. Goldberg of MT’s intellectual property to that subsidiary were void.  The Delaware Court’s ruling follows the order on May 23, 2019 in the case, in which it found Dr. Goldberg in contempt of its prior order holding Dr. Goldberg responsible for the payment of MT’s fees and costs to cure the damages caused by Dr. Goldberg’s contempt.  MT’s claims for breach of fiduciary duty and conversion against Dr. Goldberg remain pending.  As a result of the Delaware Court’s ruling and Navidea’s prior termination of the sublicense between itself and MT, all of the intellectual property related to the Manocept platform is now directly controlled by Navidea.  A trial on MT’s claims against Goldberg for breach of fiduciary duty and conversion is presently scheduled for June 2020.

Derivative Action Involving Dr. Goldberg

On July 26, 2019, Dr. Goldberg served shareholder demands on the Boards of Navidea and MT repeating many of the claims made in the lawsuits described above.  On or about November 20, 2019, Dr. Goldberg commenced a derivative action purportedly on behalf of MT in the District Court against Dr. Claudine Bruck, Y. Michael Rice, and Jed Latkin alleging a claim for breach of fiduciary duty based on the actions alleged in the demands.  On January 30, 2020, a pre-motion conference was conducted before the District Court on an anticipated motion to dismiss and Dr. Goldberg has agreed to dismiss the derivative action in New York without prejudice and retains the ability to re-file the action in Delaware.  See Note 14 to the accompanying consolidated financial statements.

Mr. Latkin and Platinum

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

Macrophage Therapeutics, Inc. and Platinum

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

During 2019 and 2018, the largest aggregate amount of principal outstanding under the Platinum credit facility was $0 and $2.2 million, respectively.  As of December 31, 2019 and 2018, the amount of principal outstanding was $0.

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

Item 14. Principal Accountant Fees and Services

Audit Fees.  The aggregate fees billed and expected to be billed for professional services rendered by Marcum LLP, primarily related to the audit of the Company’s annual consolidated financial statements for the 2019 fiscal year, the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the 2019 fiscal year, and review of other SEC filings, were $306,034 (including direct engagement expenses).

The aggregate fees billed and expected to be billed for professional services rendered by Marcum LLP, primarily related to the audit of the Company’s annual consolidated financial statements for the 2018 fiscal year, the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the 2018 fiscal year, and review of other SEC filings, were $275,850 (including direct engagement expenses).

Audit-Related Fees. No fees were billed by Marcum LLP for audit-related services for the 2019 or 2018 fiscal years.

Tax Fees. No fees were billed by Marcum LLP for tax-related services for the 2019 or 2018 fiscal years.

All Other Fees. No fees were billed by Marcum LLP for services other than the audit, audit-related and tax services for the 2019 or 2018 fiscal years.

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

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed December 31, 2019).

4.3	Description of Securities.*

4.4

Registration Rights Agreement, dated December 6, 2019, among Navidea Biopharmaceuticals, Inc. and the stockholders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 11, 2019).

4.5	Form of Underwriter Warrants (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 17, 2019).

10.1

License Agreement, dated December 9, 2011, between AstraZeneca AB and the Company (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the U.S. Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed April 11, 2012).

10.2

Series HH Warrant to purchase Common Stock of Navidea Biopharmaceuticals, Inc. issued to GE Capital Equity Investments, Inc., dated June 25, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed June 28, 2013).

10.3

Series HH Warrant to purchase Common Stock of Navidea Biopharmaceuticals, Inc. issued to MidCap Financial SBIC, LP, dated June 25, 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed June 28, 2013).

10.4

Office Lease, dated August 29, 2013, by and between Navidea Biopharmaceuticals, Inc. and BRE/COH OH LLC (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the U.S. Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 5, 2013).

10.5

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

10.7

Form of Stock Option Agreement under the Navidea Biopharmaceuticals, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 10, 2014). ^

Exhibit Number	Exhibit Description

10.8

Form of Restricted Stock Award and Agreement under the Navidea Biopharmaceuticals, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 10, 2014). ^

10.9

Securities Exchange Agreement dated as of March 11, 2015 among Macrophage Therapeutics, Inc., Platinum-Montaur Life Sciences, LLC and Michael Goldberg, M.D. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 11, 2015).

10.10

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

10.11

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

10.12

Form of Series LL Warrant issued to Montsant Partners LLC and Platinum Partners Value Arbitrage Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 26, 2015).

10.13

Amendment 1 to Term Loan Agreement by and among Navidea Biopharmaceuticals, Inc., as borrower, and Capital Royalty Partners II L.P., Capital Royalty Partners II – Parallel Fund “A” L.P. and Parallel Investment Opportunities Partners II L.P., as lenders, dated as of December 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 11, 2016).

10.14	Form of Director Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 10, 2016).

10.15

Asset Purchase Agreement, dated November 23, 2016, between Navidea Biopharmaceuticals, Inc. and Cardinal Health 414, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 30, 2016).

10.16

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

10.17

License-Back Agreement, dated March 3, 2017, between Navidea Biopharmaceuticals, Inc. and Cardinal Health 414, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 9, 2017).

10.18	Series NN Warrant, dated March 3, 2017, issued to Cardinal Health 414, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 9, 2017).

10.19

Series NN Warrant, dated March 3, 2017, issued to The Regents of the University of California (San Diego) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 9, 2017).

10.20

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

10.21

Amendment to Asset Purchase Agreement dated April 2, 2018, between Navidea Biopharmaceuticals, Inc. and Cardinal Health 414, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2018).

10.22

Agreement dated August 14, 2018, by and among Navidea Biopharmaceuticals, Inc., Macrophage Therapeutics, Inc. and Michael M. Goldberg, M.D. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2018).

Exhibit Number	Exhibit Description

10.23

Employment Agreement, effective October 1, 2018, by and between Navidea Biopharmaceuticals, Inc. and Jed A. Latkin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 5, 2018).^

10.24

Navidea Biopharmaceuticals, Inc. 2014 Stock Incentive Plan (as amended and restated on August 16, 2018) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 21, 2018).

10.25

Stock Purchase Agreement, dated March 22, 2019, between Navidea Biopharmaceuticals, Inc. and John K. Scott, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 9, 2019).

10.26

Stock Purchase Agreement, dated December 6, 2019, among Navidea Biopharmaceuticals, Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 11, 2019).

10.27	Stock Purchase Agreement, effective February 14, 2020, by and between Navidea Biopharmaceuticals, Inc. and Keystone Capital Partners, LLC.*

10.28	Stock Purchase Agreement, effective February 14, 2020, by and between Navidea Biopharmaceuticals, Inc. and John K. Scott.*

21.1	Subsidiaries of the registrant.*

23.1	Consent of Marcum LLP.*

24.1	Power of Attorney.*

31.1	Certification of Chief Executive Officer, Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

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

Dated: March 18, 2020
NAVIDEA BIOPHARMACEUTICALS, INC.
(the Company)

	By:	/s/ Jed A. Latkin
Jed A. Latkin
Chief Executive Officer, Chief Operating Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jed A. Latkin*	Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, Director (principal executive officer, principal financial officer and principal accounting officer)	March 18, 2020
Jed A. Latkin

/s/ Y. Michael Rice*	Chair, Director	March 18, 2020
Y. Michael Rice

/s/ Claudine Bruck*	Director	March 18, 2020
Claudine Bruck, Ph.D.

/s/ Adam D. Cutler*	Director	March 18, 2020
Adam D. Cutler

/s/ S. Kathryn Rouan*	Director	March 18, 2020
S. Kathryn Rouan, Ph.D.

*By:	/s/ Jed A. Latkin
Jed A. Latkin, Attorney-in-fact

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

NAVIDEA BIOPHARMACEUTICALS, INC.

FORM 10-K ANNUAL REPORT

As of December 31, 2019 and 2018

and for Each of the

Two Years in the Period Ended

December 31, 2019

FINANCIAL STATEMENTS

NAVIDEA BIOPHARMACEUTICALS, INC. and SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Navidea Biopharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Navidea Biopharmaceuticals, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standards

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2019, using the cumulative-effect adjustment transition method.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New Haven, CT

March 18, 2020

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,047,159	$3,475,881
Available-for-sale securities	—	799,270
Accounts and other receivables	901,339	21,151
Prepaid expenses and other	967,285	1,299,454
Total current assets	2,915,783	5,595,756
Property and equipment	1,207,537	1,251,185
Less accumulated depreciation and amortization	1,177,327	1,089,013
Property and equipment, net	30,210	162,172
Right-of-use lease assets	404,594	—
Less accumulated amortization	122,906	—
Right-of-use lease assets, net	281,688	—
License agreements, patents and trademarks	478,672	480,404
Less accumulated amortization	93,259	51,912
License agreements, patents and trademarks, net	385,413	428,492
Other assets	537,812	835,107
Total assets	$4,150,906	$7,021,527
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,112,069	$424,718
Accrued liabilities and other	2,150,974	2,517,047
Notes payable	305,955	316,074
Lease liabilities, current	250,553	—
Terminated lease liability, current	—	120,679
Total current liabilities	3,819,551	3,378,518
Lease liabilities	512,344	—
Terminated lease liability	—	468,494
Deferred revenue	700,000	700,000
Other liabilities	—	64,055
Total liabilities	5,031,895	4,611,067
Commitments and contingencies (Note 14)
Stockholders’ (deficit) equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2019 and 2018	—	—
Common stock; $.001 par value; 300,000,000 shares authorized; 19,234,960 and 10,019,535 shares issued and outstanding at December 31, 2019 and 2018, respectively	210,232	200,391
Common stock subscribed; $.001 par value, 902,162 and 0 shares subscribed at December 31, 2019 and 2018, respectively	902	—
Additional paid-in capital	345,847,676	338,265,383
Accumulated deficit	(347,671,102)	(336,722,905)
Accumulated other comprehensive loss	—	(730)
Total Navidea stockholders' (deficit) equity	(1,612,292)	1,742,139
Noncontrolling interest	731,303	668,321
Total stockholders’ (deficit) equity	(880,989)	2,410,460
Total liabilities and stockholders’ (deficit) equity	$4,150,906	$7,021,527

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2019	2018
Revenue:
Royalty revenue	$16,665	$15,347
License revenue	9,953	307,174
Grant and other revenue	631,208	846,830
Total revenue	657,826	1,169,351
Cost of revenue	6,667	96,636
Gross profit	651,159	1,072,715
Operating expenses:
Research and development	5,338,267	4,221,881
Selling, general and administrative	6,275,409	7,698,135
Total operating expenses	11,613,676	11,920,016
Loss from operations	(10,962,517)	(10,847,301)
Other income (expense):
Interest income (expense), net	25,288	(30,799)
Loss on extinguishment of debt	—	(5,291,616)
Other (expense) income, net	(7,613)	1,145
Total other income (expense), net	17,675	(5,321,270)
Loss before income taxes	(10,944,842)	(16,168,571)
(Provision for) benefit from income taxes	(707)	9,753
Loss from continuing operations	(10,945,549)	(16,158,818)
Discontinued operations, net of tax effect:
(Loss) income from discontinued operations	(2,665)	1,449
Gain on sale	—	43,053
Net loss	(10,948,214)	(16,114,316)
Less loss attributable to noncontrolling interest	(17)	(379)
Net loss attributable to common stockholders	$(10,948,197)	$(16,113,937)
Loss per common share (basic and diluted):
Continuing operations	$(0.76)	$(1.90)
Discontinued operations	$—	$0.01
Attributable to common stockholders	$(0.76)	$(1.89)
Weighted average shares outstanding (basic and diluted)	14,393,360	8,526,767

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2019	2018
Net loss	$(10,948,214)	$(16,114,316)
Unrealized gain on available-for-sale securities	730	1,666
Comprehensive loss	$(10,947,484)	$(16,112,650)

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ (Deficit) Equity

	Common Stock		Common Stock Subscribed		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non- controlling	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
Balance, January 1, 2018	8,110,332	$162,207	—	$—	$331,128,787	$(319,908,968)	$(2,396)	$668,700	$12,048,330
Impact of adoption of ASC Topic 606	—	—	—	—	—	(700,000)	—	—	(700,000)
Issued stock in payment of employee bonuses	55,938	1,118	—	—	315,784	—	—	—	316,902
Issued restricted stock	10,000	200	—	—	—	—	—	—	200
Cancelled forfeited restricted stock	(2,500)	(50)	—	—	50	—	—	—	—
Issued stock to 401(k) plan	4,734	95	—	—	35,885	—	—	—	35,980
Issued stock pursuant to private placement	916,031	18,321	—	—	2,981,679	—	—	—	3,000,000
Issued stock pursuant to termination agreement	925,000	18,500	—	—	3,496,500	—	—	—	3,515,000
Stock compensation expense	—	—	—	—	306,698	—	—	—	306,698
Comprehensive loss:			—	—
Net loss	—	—	—	—	—	(16,113,937)	—	(379)	(16,114,316)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	1,666	—	1,666
Total comprehensive loss	—	—	—	—	—	—	—	—	(16,112,650)
Balance, December 31, 2018	10,019,535	$200,391	—	—	$338,265,383	$(336,722,905)	$(730)	$668,321	$2,410,460
Issued restricted stock	15,000	300	—	—	—	—	—	—	300
Issued stock pursuant to private placements	1,173,411	1,513	—	—	1,088,487	—	—	—	1,090,000
Adjustments related to reverse stock split	(1,114)	—	—	—	(3,385)	—	—	—	(3,385)
Issued stock to 401(k) plan	8,128	8	—	—	19,580	—	—	—	19,588
Issued stock pursuant to public offering, net of offering costs of $841,559	8,000,000	8,000	—	—	5,158,441	—	—	—	5,166,441
Value of warrants issued in connection with public offering	—	—	—	—	261,288	—	—	—	261,288
Issued stock in payment of services	20,000	20	—	—	14,780	—	—	—	14,800
Stock subscribed in connection with private placement	—	—	902,162	902	811,044	—	—	—	811,946
Change in estimated fair value of MT warrants	—	—	—	—	—	—	—	63,000	63,000
Stock compensation expense	—	—	—	—	232,058	—	—	—	232,058
Comprehensive loss:
Net loss	—	—	—	—	—	(10,948,197)	—	(17)	(10,948,214)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	730	—	730
Total comprehensive loss	—	—	—	—	—	—	—	—	(10,947,484)
Balance, December 31, 2019	19,234,960	$210,232	902,162	$902	$345,847,676	$(347,671,102)	$—	$731,303	$(880,989)

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(10,948,214)	$(16,114,316)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of property and equipment	103,165	120,721
Amortization of license agreements, patents and trademarks	41,347	29,664
Loss on disposal and abandonment of patents and equipment	60,104	—
Compounded interest on long term debt	—	153,390
Stock compensation expense	232,058	306,698
Loss on extinguishment of debt	—	5,291,616
Value of stock issued to employees	—	616,902
Value of stock issued to 401(k) plan for employer matching contributions	19,588	35,980
Value of stock issued in payment for services	14,800	—
Changes in operating assets and liabilities:
Accounts and other receivables	(68,242)	12,926,097
Prepaid expenses, right-of-use lease assets, and other assets	696,718	805,597
Accounts payable	687,351	(430,325)
Accrued, lease, and other liabilities	(195,989)	548,453
Deferred revenue	2,584	(15,037)
Net cash (used in) provided by operating activities	(9,354,730)	4,275,440
Cash flows from investing activities:
Purchases of available-for-sale securities	—	(600,000)
Proceeds from sales of available-for-sale securities	400,000	200,000
Maturities of available-for-sale securities	400,000	1,400,000
Proceeds from disposal (payments for purchases) of equipment	27,125	(46,192)
Patent and trademark costs	(56,700)	—
Net cash provided by investing activities	770,425	953,808
Cash flows from financing activities:
Proceeds from issuance of common stock	7,086,915	3,000,200
Payment of common stock issuance costs	(572,271)	—
Payment of debt-related costs	—	(7,153,000)
Principal payments on notes payable	(359,061)	(395,573)
Net cash provided by (used in) financing activities	6,155,583	(4,548,373)
Net (decrease) increase in cash	(2,428,722)	680,875
Cash and cash equivalents, beginning of period	3,475,881	2,795,006
Cash and cash equivalents, end of period	$1,047,159	$3,475,881

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

In January 2015, Macrophage Therapeutics, Inc. (“MT”) was formed specifically to explore immuno-therapeutic applications for the Manocept platform. Navidea owns 99.9% of the outstanding shares of MT.

In March 2017, pursuant to an Asset Purchase Agreement, the Company completed the sale to Cardinal Health 414, LLC (“Cardinal Health 414”) of its assets used, held for use, or intended to be used in operating its business of developing, manufacturing and commercializing the Company’s radioactive diagnostic agent marketed under the Lymphoseek® trademark in Canada, Mexico and the United States (the “Asset Sale”).  Our consolidated balance sheets and statements of operations have been reclassified, as required, for all periods presented to reflect the Lymphoseek business sold to Cardinal Health 414 as a discontinued operation.  Cash flows associated with the operation of this business have been combined with operating, investing and financing cash flows, as appropriate, in our consolidated statements of cash flows.

Other than Tc99m tilmanocept, which the Company has a license to distribute outside of Canada, Mexico and the United States, none of the Company’s drug product candidates have been approved for sale in any market.

On April 26, 2019, the Company effected a one-for-twenty reverse stock split of its issued and outstanding shares of its common stock, par value $.001 per share (“Common Stock”).  As a result of the reverse split, each twenty pre-split shares of Common Stock outstanding automatically combined into one new share of Common Stock.  The number of outstanding shares of Common Stock was reduced from approximately 201.0 million to approximately 10.1 million shares.  The authorized number of shares of Common Stock was not reduced and remains at 300.0 million.  The par value of the Company’s Common Stock remained unchanged at $0.001 per share after the reverse split.  Our consolidated balance sheets, statements of operations, statements of stockholders’ (deficit) equity, and accompanying notes to the financial statements have been restated, as required, for all periods presented to reflect the reverse stock split as if it had occurred on January 1, 2018.  Our consolidated statements of cash flows were not impacted by the reverse stock split.

b.

Principles of Consolidation: Our consolidated financial statements include the accounts of Navidea and our wholly-owned subsidiary, Navidea Biopharmaceuticals Limited, as well as those of our majority-owned subsidiary, MT. All significant inter-company accounts were eliminated in consolidation.

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

(2)

Notes payable: The carrying value of our debt at December 31, 2019 and 2018 primarily consisted of the face amount of the notes plus accrued interest. At December 31, 2019 and 2018, the fair value of our notes payable was approximately $306,000 and $316,000, respectively, both amounts equal to the carrying value of the notes payable. See Notes 5 and 12.

(3)

Derivative liabilities: Derivative liabilities are related to certain outstanding warrants which are recorded at fair value. Derivative liabilities totaling $0 and $63,000 as of December 31, 2019 and 2018, respectively, were included in other liabilities on the consolidated balance sheets. The assumptions used to calculate fair value as of December 31, 2019 and 2018 included volatility, a risk-free rate and expected dividends. In addition, we considered non-performance risk and determined that such risk is minimal. Unrealized gains and losses on the derivatives are classified in other expenses as a change in the fair value of financial instruments in the statements of operations. See Note 5.

(4)

Warrants: In June 2019, in connection with an underwriting agreement (the “Underwriting Agreement”) between the Company and H.C. Wainwright & Co., LLC (the “Underwriter”) related to a public offering, the Company issued to the Underwriter warrants to purchase 600,000 shares of Common Stock, representing 7.5% of the aggregate number of shares of Common Stock sold in the offering (the “Series OO Warrants”). The Series OO Warrants had an estimated fair value of $261,000 at the date of issuance, which was recorded in additional paid-in capital as a reduction of the gross proceeds raised in the public offering. The assumptions used to calculate fair value of the Series OO Warrants included volatility of 88.6%, a risk-free rate of 1.8% and expected dividends of $0. See Note 15(b).

e.

Stock-Based Compensation: At December 31, 2019, we had instruments outstanding under two stock-based compensation plans; the Fourth Amended and Restated 2002 Stock Incentive Plan (the “2002 Plan”) and the Amended and Restated 2014 Stock Incentive Plan (the “2014 Plan”). Currently, under the 2014 Plan, we may grant incentive stock options, nonqualified stock options, and restricted stock awards to full-time employees and directors, and nonqualified stock options and restricted stock awards may be granted to our consultants and agents. Total shares authorized under each plan are 12 million shares and 15 million shares, respectively. Although instruments are still outstanding under the 2002 Plan, the plan has expired and no new grants may be made from it. Under both plans, the exercise price of each option is greater than or equal to the closing market price of our Common Stock on the date of the grant.

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

Stock-based payments to employees and directors, including grants of stock options and restricted stock, are recognized in the statements of operations based on their estimated fair values on the date of grant, subject to an estimated forfeiture rate. The fair value of each option award with time-based vesting provisions is estimated on the date of grant using the Black-Scholes option pricing model. The determination of fair value using the Black-Scholes option pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option behaviors. The fair value of each option award with market-based vesting provisions is estimated on the date of grant using a Monte Carlo simulation. The determination of fair value using a Monte Carlo simulation is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility, risk-free interest rate, expected dividends and projected employee stock option behaviors.

Expected volatilities are based on the Company’s historical volatility, which management believes represents the most accurate basis for estimating expected future volatility under the current circumstances. Navidea uses historical data to estimate forfeiture rates. The expected term of stock options granted is based on the vesting period and the contractual life of the options. The risk-free rate is based on the U.S. Treasury yield in effect at the time of the grant. The assumptions used to calculate the fair value of stock option awards granted during the years ended December 31, 2019 and 2018 are noted in the following table:

	2019			2018
Expected volatility	76%	-	93%	64%	-	76%
Weighted-average volatility		86%			69%
Expected forfeiture rate	15.1%	-	15.5%		18.7%
Expected term (in years)	3.5	-	6.0	5.5	-	6.0
Risk-free rate	2.4%	-	2.5%	2.6%	-	2.7%
Expected dividends		—			—

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

j.

Intangible Assets: Intangible assets consist primarily of license agreements, and patent and trademark costs. Intangible assets are stated at cost, less accumulated amortization. License agreements and patent costs are amortized using the straight-line method over the estimated useful lives of the license agreements and patents of approximately 5 to 15 years. Patent application costs are deferred pending the outcome of patent applications. Costs associated with unsuccessful patent applications and abandoned intellectual property are expensed when determined to have no recoverable value. We evaluate the potential alternative uses of all intangible assets, as well as the recoverability of the carrying values of intangible assets, on a recurring basis. During 2019 and 2018, we capitalized patent and trademark costs of $57,000 and $0, respectively. During 2019 and 2018, we abandoned patents with previously-capitalized patent costs of $58,000 and $0, respectively.

k.

Impairment or Disposal of Long-Lived Assets: Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment was recognized during the years ended December 31, 2019 or 2018. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

l.

Leases: All of our leases are operating leases and are included in right-of-use lease assets, current lease liabilities and noncurrent lease liabilities on our consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rates or implicit rates, when readily determinable. Short-term operating leases which have an initial term of 12 months or less are not recorded on the consolidated balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term, and is included in selling, general and administrative expenses on our consolidated statements of operations. See Note 13.

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

p.

Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to the uncertainty surrounding the realization of the deferred tax assets in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance at December 31, 2019 and 2018.

Current accounting standards include guidance on the accounting for uncertainty in income taxes recognized in the financial statements. Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility. As a result, no liability for uncertain tax positions was recorded as of December 31, 2019 or 2018 and we do not expect any significant changes in the next twelve months. Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense. As of December 31, 2019, tax years 2016-2019 remained subject to examination by federal and state tax authorities. See Note 16.

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

The adoption of ASU 2016-02 resulted in the recognition of operating lease right-of-use assets and related lease liabilities of approximately $407,000 on the consolidated balance sheet as of January 1, 2019 related to our leases that were previously classified as operating leases, primarily for office space. The adoption of ASU 2016-02 did not materially impact our operating results or liquidity. Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included in Note 13.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards, and that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of ASU 2018-07 did not have a significant impact on our consolidated financial statements.

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

r.

Recently Issued Accounting Standards: In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 is intended to improve the effectiveness of disclosure requirements on fair value measurements in Topic 820. ASU 2018-13 modifies certain disclosure requirements and will be effective for annual and interim reporting periods beginning after December 15, 2019. We do not expect the adoption of ASU 2018-13 to have any impact on our consolidated financial statements, however it may have an impact on our fair value disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to improve consistent application and simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance. ASU 2019-12 is effective for annual and interim reporting periods beginning after December 12, 2020, with early adoption permitted. We do not expect the adoption of ASU 2019-12 to have a material impact on our consolidated financial statements.

2.	Liquidity

The Company has been engaged in litigation with Platinum-Montaur Life Sciences LLC (“Platinum-Montaur”), an affiliate of Platinum Management (NY) LLC, Platinum Partners Value Arbitrage Fund L.P., Platinum Partners Capital Opportunity Fund, Platinum Partners Liquid Opportunity Master Fund L.P., Platinum Liquid Opportunity Management (NY) LLC, and Montsant Partners LLC (collectively, “Platinum”), in which Platinum-Montaur was seeking damages of approximately $1.9 million plus interest.  See Notes 12 and 14.

In addition, the Company is engaged in ongoing litigation with our former President and Chief Executive Officer, Dr. Michael Goldberg. See Notes 10 and 14.

The Company has also been engaged in ongoing litigation with Capital Royalty Partners II L.P. (“CRG”) and pursuing recovery of approximately $4.3 million and other damages. On November 27, 2019, the Court of Common Pleas of Franklin County, Ohio (the “Ohio Court”) entered a judgment in the amount of $4.3 million to Navidea, plus statutory interest from April 9, 2018 (the “Judgment”).  See Notes 12 and 14.

In February 2020, the Company executed a binding term sheet to sell the Judgment for $4.2 million of proceeds to Navidea. The Company has the option, within 45 days of the sale, to repurchase the Judgment for a 10% premium. Such repurchase option may be in the form of the Company’s Common Stock at a 10% discount to the then-current market price.

In June 2019, the Company completed an underwritten public offering of 8,000,000 shares (the “Shares”) of our Common Stock pursuant to the Underwriting Agreement at a price to the public of $0.75 per share.  Of the 8,000,000 total Shares, 4,000,000 shares were placed with existing investor John K. Scott, Jr. at a price of $0.75 per share. Pursuant to the Underwriting Agreement, the Underwriter purchased the remaining 4,000,000 Shares from the Company at a price of $0.69375 per share.  After underwriting discounts, commissions, fees and expenses paid to the Underwriter, the Company received net proceeds from the offering of $5,555,000.

In December 2019, the Company executed a Stock Purchase Agreement with the investors named therein. Pursuant to the Stock Purchase Agreement, the investors agreed to purchase approximately 2.1 million shares of the Company’s Common Stock in a private placement for aggregate gross proceeds to the Company of approximately $1.9 million. Of this amount, approximately $1.1 million was received during 2019, resulting in approximately $812,000 of stock subscriptions receivable as of December 31, 2019. The remaining $812,000 of proceeds were received and the related Common Stock was issued in January 2020.

In February 2020, the Company executed agreements with two existing investors to purchase approximately 4.0 million shares of the Company’s Common Stock for aggregate gross proceeds to Navidea of approximately $3.4 million.

Navidea intends to use the net proceeds from these transactions to fund its research and development programs, including continued advancement of its two Phase 2b and Phase 3 clinical trials of Tc99m tilmanocept in patients with rheumatoid arthritis, and for general working capital purposes and other operating expenses. See Notes 15 and 21.

The Company has experienced recurring net losses and has used significant cash to fund its operations. The Company has considerable discretion over the extent of development project expenditures and has the ability to curtail the related cash flows as needed. The December 2019 and February 2020 transactions described above provided approximately $9.5 million of additional working capital. The Company also has funds remaining under outstanding grant awards, and continues working to establish new sources of funding, including collaborations, potential equity investments, and additional grant funding that can augment the balance sheet. However, based on our current working capital and our projected cash burn, and without definitive agreements in place for additional funding, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months following the filing of this Annual Report on Form 10-K.

3.	Discontinued Operations

In March 2017, Navidea completed the Asset Sale to Cardinal Health 414. On April 2, 2018, the Company entered into an Amendment to the Purchase Agreement (the “Amendment”). Pursuant to the Amendment, Cardinal Health 414 paid the Company approximately $6.0 million and agreed to pay the Company an amount equal to the unused portion of the letter of credit in favor of CRG (not to exceed approximately $7.1 million) promptly after the earlier of (i) the expiration of the letter of credit and (ii) the receipt by Cardinal Health 414 of evidence of the return and cancellation of the letter of credit. In exchange, the obligation of Cardinal Health 414 to make any further contingent payments has been eliminated. Cardinal Health 414 is still obligated to make the milestone payments in accordance with the terms of the earnout provisions of the Purchase Agreement. On April 9, 2018, CRG drew approximately $7.1 million on the letter of credit.

4.	Revenue from Contracts with Customers

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

The Company also has an agreement in place to provide Meilleur Technologies, Inc. (“Meilleur”), a wholly-owned subsidiary of Cerveau Technologies, Inc., worldwide rights to conduct research using NAV4694, as well as an exclusive license for the development and commercialization of NAV4694 in Australia, Canada, China, and Singapore.  Meilleur also has an option to commercialize worldwide.

The Company adopted ASU 2014-09, along with all subsequent related ASUs impacting revenue from contracts with customers (collectively, “the new revenue recognition standard”), effective January 1, 2018, using the modified retrospective method of adoption. The Company has applied the new revenue recognition standard with the cumulative effect of initially applying the new accounting recognized on January 1, 2018 as an adjustment to opening accumulated deficit. This adjustment reflects only contracts that were not completed as of January 1, 2018.

The cumulative effect of the change on accumulated deficit as of January 1, 2018 was an increase of $700,000, consisting of $100,000 related to an up-front payment received upon execution of an exclusive license and distribution agreement with Sayre Therapeutics for the development and commercialization of Tc99m tilmanocept in India in June 2017, and $600,000 related to up-front and milestone payments received pursuant to an exclusive licensing and distribution agreement with Beijing Sinotau Medical Research Co., Ltd. for the marketing and distribution of Tc99m tilmanocept in China executed in August 2014. The following table compares deferred revenue as if the new revenue recognition standard had not been adopted to the amounts in the consolidated financial statements reflecting the adoption. Deferred revenue, the current portion of which is included in accrued liabilities and other in the consolidated balance sheets, and accumulated deficit are the only financial statement line items that were affected by the adoption of the new revenue recognition standard.

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

During the years ended December 31, 2019 and 2018, the Company recognized revenue from contracts with customers of approximately $38,000 and $338,000, respectively. During the years ended December 31, 2019 and 2018, the Company did not recognize any related impairment losses, nor did the Company recognize any revenue from performance obligations associated with long-term contracts that were satisfied (or partially satisfied) in previous periods.

The following tables disaggregate the Company’s revenue from contracts with customers for the years ended December 31, 2019 and 2018.

Year Ended December 31, 2019	Diagnostics
Royalty revenue:
Europe	$16,665

License revenue:
NAV4694 sublicense	$9,953

Other revenue:
Additional stability studies	$11,024

Year Ended December 31, 2018	Diagnostics
Royalty revenue:
Europe	$15,347

License revenue:
NAV4694 sublicense	$287,569
Tc99m tilmanocept sublicense, China	19,605
Total	$307,174

Other revenue:
Additional stability studies	$15,037

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

Through December 31, 2019, the Company has not capitalized any contract-related costs as contract assets.

The following table summarizes the changes in contract liabilities, the current portion of which is included in accrued liabilities and other in the consolidated balance sheets, during the years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	2018
Total deferred revenue, beginning of period	$711,024	$26,061
Impact of adoption of ASU 2014-09 and related standards	—	700,000
Revenue deferred related to sublicense	495,000	10,000
Refund of deferred revenue related to sublicense	(495,000)	—
Revenue recognized from satisfaction of performance obligations	(11,024)	(25,037)
Total deferred revenue, end of period	$700,000	$711,024

The Company had trade receivables of approximately $0 and $12,000 outstanding as of December 31, 2019 and 2018, respectively.

In addition to revenue from contracts from customers, we also generate revenue from National Institutes of Health (“NIH”) grants to support various product development initiatives.  The revenue recognition standard applies to revenue from contracts with customers.  A customer is defined as a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ongoing major or central operations in exchange for consideration.  The Company’s ongoing major or central operations consist of the development and commercialization of precision immunodiagnostic agents and immunotherapeutics.  The NIH and its various institutes are responsible for biomedical and public health research and provide major biomedical research funding to non-NIH research facilities and entities such as Navidea.  While the Company will directly benefit from any knowledge gained from the project, there is also a public health benefit provided, which justifies the use of public funds in the form of the grants.  Based on the nature of the Company’s operations and the terms of the grant awards, Navidea does not have a vendor-customer relationship with the NIH and the grant awards are outside the scope of the revenue recognition standard. Accordingly, the revenue recognition standard need not be applied to the NIH grants.  During the years ended December 31, 2019 and 2018, the Company recognized grant revenue of $611,000 and $761,000, respectively.

5.	Fair Value

The Company’s available-for-sale securities consist of certificates of deposit which are measured using Level 2 inputs.

MT issued warrants to purchase MT common stock with certain characteristics including a net settlement provision that require the warrants to be accounted for as a derivative liability at fair value on the consolidated balance sheets. The estimated fair value of the MT warrants, which is measured using Level 3 inputs, is $0 and $63,000 at December 31, 2019 and 2018, respectively, and is included in other liabilities on the accompanying consolidated balance sheets, and will continue to be measured on a recurring basis until the MT warrants expire in March 2020. See Notes 1(m) and 10.

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

There were no transfers in or out of our Level 1 or Level 2 liabilities during the years ended December 31, 2019 and 2018. Changes in the estimated fair value of our Level 3 liabilities relating to unrealized gains (losses) are recorded as changes in fair value of financial instruments in the consolidated statements of operations.

6.	Stock-Based Compensation

For the years ended December 31, 2019 and 2018, our total stock-based compensation expense, which includes reversals of expense for certain forfeited or cancelled awards, was approximately $232,000 and $307,000, respectively. We have not recorded any income tax benefit related to stock-based compensation for the years ended December 31, 2019 and 2018.

A summary of the status of our stock options as of December 31, 2019, and changes during the year then ended, is presented below:

	Year Ended December 31, 2019
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2019	157,915	$24.82
Granted	95,250	5.89
Canceled and forfeited	(5,304)	8.94
Expired	(9,391)	30.87
Outstanding, December 31, 2019	238,470	$17.38	7.2	$—
Exercisable, December 31, 2019	84,807	$31.77	5.0	$—

The weighted average grant-date fair value of options granted in 2019 and 2018 was $1.65 and $4.00, respectively. No stock options were exercised during 2019 or 2018. The aggregate fair value of stock options vested during 2019 and 2018 was $0 in both years.

A summary of the status of our unvested restricted stock as of December 31, 2019, and changes during the year then ended, is presented below:

	Year Ended December 31, 2019
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested, January 1, 2019	5,000	$7.42
Granted	15,000	2.75
Vested	(5,000)	7.42
Unvested, December 31, 2019	15,000	$2.75

During 2019 and 2018, 5,000 and 10,000 shares, respectively, of restricted stock vested with aggregate vesting date fair values of $14,000 and $59,000, respectively.

In March 2018, 5,000 shares of restricted stock held by a non-employee director with an aggregate fair value of $36,000 vested upon his retirement from the Board. In August 2018, 2,500 shares of restricted stock held by a non-employee director with an aggregate fair value of $7,000 were forfeited as a result of his departure from the Board. During 2019 and 2018, 5,000 and 5,000 shares of restricted stock held by non-employee directors with aggregate fair values of $14,000 and $23,000, respectively, vested as scheduled according to the terms of the restricted stock agreements.

As of December 31, 2019, there was approximately $46,000 of total unrecognized compensation cost related to stock option and restricted stock awards, which we expect to recognize over remaining weighted average vesting terms of 1.0 years. See Note 1(e).

7.	Loss Per Share

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

Diluted loss per common share for the years ended December 31, 2019 and 2018 excludes the effects of 1,487,681 and 892,983 common share equivalents, respectively, since such inclusion would be anti-dilutive. The excluded shares consist of common shares issuable upon exercise of outstanding stock options and warrants.

The Company’s unvested stock awards contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”). Therefore, the unvested stock awards are required to be included in the number of shares outstanding for both basic and diluted earnings per share calculations. However, due to our loss from continuing operations, 15,000 and 5,000 shares of unvested restricted stock for the years ended December 31, 2019 and 2018, respectively, were excluded in determining basic and diluted loss per share because such inclusion would be anti-dilutive.

8.	Accounts and Other Receivables and Concentrations of Credit Risk

Accounts and other receivables at December 31, 2019 and 2018 consist of the following:

	2019	2018
Stock subscriptions	$811,946	$—
Grant revenue	84,366	3,905
Trade	—	12,378
Other	5,027	4,868
Total accounts and other receivables	$901,339	$21,151

At December 31, 2019, approximately 90% of net accounts and other receivables were due from an investor. At December 31, 2018, approximately 47% of net accounts and other receivables were due from Meilleur. As of December 31, 2019 and 2018, there was no allowance for doubtful accounts. We do not believe we are exposed to significant credit risk related to the receivable due from the investor based on the timely payment history of the entity.  We believe that we have adequately addressed credit risks in estimating the allowance for doubtful accounts. See Note 1(h).

9.	Property and Equipment

The major classes of property and equipment are as follows:

	Useful Life (in years)			2019	2018
Production machinery and equipment		5		$575,091	$575,091
Other machinery and equipment, primarily computers and research equipment	3	–	5	296,987	323,259
Furniture and fixtures		7		2,576	4,327
Purchased software		3		320,435	336,060
Leasehold improvements*	Term of Lease			12,448	12,448
Total property and equipment				$1,207,537	$1,251,185

*	We amortize leasehold improvements over the term of the lease, which in all cases is shorter than the estimated useful life of the asset.

During 2019 and 2018, we recorded $103,000 and $121,000, respectively, of depreciation and amortization related to property and equipment. See Note 1(i).

10.	Investment in Macrophage Therapeutics, Inc.

In March 2015, MT, our previously wholly-owned subsidiary, entered into a Securities Purchase Agreement to sell up to 50 shares of its Series A Convertible Preferred Stock (“MT Preferred Stock”) and warrants to purchase up to 1,500 shares of MT Common Stock to Platinum and Dr. Michael Goldberg (the “MT Investors”) for a purchase price of $50,000 per unit. A unit consists of one share of MT Preferred Stock and 30 warrants to purchase MT Common Stock. Under the agreement, 40% of the MT Preferred Stock and warrants were committed to be purchased by Dr. Goldberg, and the balance by Platinum. The full 50 shares of MT Preferred Stock and warrants that may be sold under the agreement are convertible into, and exercisable for, MT Common Stock representing an aggregate 1% interest on a fully converted and exercised basis. Navidea owns the remainder of the MT Common Stock. On March 11, 2015, definitive agreements with the MT Investors were signed for the sale of the first tranche of 10 shares of MT Preferred Stock and warrants to purchase 300 shares of MT Common Stock to the MT Investors, with gross proceeds to MT of $500,000. The MT Common Stock held by parties other than Navidea is reflected on the consolidated balance sheets as a noncontrolling interest.

The warrants have certain characteristics including a net settlement provision that require the warrants to be accounted for as a derivative liability at fair value, with subsequent changes in fair value included in earnings.  The fair value of the warrants was estimated to be $63,000 at issuance.  At December 31, 2019, the fair value of the warrants was determined to be $0 due to their March 2020 expiration date and MT’s insolvency.  See Notes 1(m) and 5.  In addition, certain provisions of the Securities Purchase Agreement obligate the MT Investors to acquire the remaining MT Preferred Stock and related warrants for $2.0 million at the option of MT.  The estimated relative fair value of this put option was $113,000 at issuance based on the Black-Scholes option pricing model and is classified within stockholders' equity.

In addition, we entered into a Securities Exchange Agreement with the MT Investors providing them an option to exchange their MT Preferred Stock for our Common Stock in the event that MT has not completed a public offering with gross proceeds to MT of at least $50 million by the second anniversary of the closing of the initial sale of MT Preferred Stock, at an exchange rate per share obtained by dividing $50,000 by the greater of (i) 80% of the twenty-day volume weighted average price per share of our Common Stock on the second anniversary of the initial closing or (ii) $60.00. To the extent that the MT Investors do not timely exercise their exchange right, MT has the right to redeem their MT Preferred Stock for a price equal to $58,320 per share. We also granted MT an exclusive sublicense for certain therapeutic applications of the Manocept technology.

In December 2015 and May 2016, Platinum contributed a total of $200,000 to MT. MT was not obligated to provide anything in return, although it was considered likely that the MT Board would ultimately authorize some form of compensation to Platinum. The Company initially recorded the entire $200,000 as a current liability pending determination of the form of compensation.

In July 2016, MT’s Board of Directors authorized modification of the original investments of $300,000 by Platinum and $200,000 by Dr. Goldberg to a convertible preferred stock with a 10% PIK coupon retroactive to the time the initial investments were made. The conversion price of the preferred stock will remain at the $500 million initial market cap but a full ratchet was added to enable the adjustment of conversion price, warrant number and exercise price based on the valuation of the first institutional investment round. In addition, the MT Board authorized issuance of additional convertible preferred stock with the same terms to Platinum as compensation for the additional $200,000 of investments made in December 2015 and May 2016. Based on the MT Board’s authorization of additional equity, the Company reclassified the additional $200,000 from a current liability to equity. As of the date of filing of this Form 10-K, final documents related to the above transactions authorized by the MT Board have not been completed.

Goldberg Litigation

In August 2018, Dr. Michael Goldberg resigned from his positions as an executive officer and a director of Navidea.  In connection with Dr. Goldberg’s resignation, Navidea and Dr. Goldberg entered into an Agreement (the “Goldberg Agreement”), with the intent of entering into one or more additional Definitive Agreements, which set forth the terms of the separation from service. Among other things, the Goldberg Agreement provided that Dr. Goldberg would be entitled to 1,175,000 shares of our Common Stock, representing in part payment of accrued bonuses and payment of the balance of the Platinum debt.  A portion of the 1,175,000 shares to be issued to Dr. Goldberg will be held in escrow for up to 18 months in order to reimburse Navidea in the event that Navidea is obligated to pay any portion of the Platinum debt to a party other than Dr. Goldberg.  Further, the Goldberg Agreement provided that the Company’s subsidiary, MT, would redeem all of Dr. Goldberg’s preferred stock and issue to Dr. Goldberg super voting common stock equal to 5% of the outstanding shares of MT.  In November 2018, the Company issued 925,000 shares of our Common Stock to Dr. Goldberg, 250,000 of which were placed in escrow in accordance with the Goldberg Agreement.

On February 11, 2019, Dr. Goldberg represented to the MT Board that he had, without MT Board or shareholder approval, created a subsidiary of MT, transferred all of the assets of MT into the subsidiary, and then issued himself stock in the subsidiary. On February 19, 2019, Navidea notified MT that it was terminating the sublicense in accordance with its terms, effective March 1, 2019, due to MT’s insolvency. On February 20, 2019, the MT Board removed Dr. Goldberg as President and Chief Executive Officer of MT and from any other office of MT to which he may have been appointed or in which he was serving.  Dr. Goldberg remains a member of the MT Board, together with Michael Rice and Dr. Claudine Bruck. Mr. Rice and Dr. Bruck remain members of the board of directors of Navidea. The MT Board then appointed Jed A. Latkin to serve as President and Chief Executive Officer of MT.

New York Litigation Involving Dr. Goldberg

On February 20, 2019, Navidea filed a complaint against Dr. Goldberg in the United States District Court, Southern District of New York (the “District Court”), alleging breach of the Goldberg Agreement, as well as a breach of the covenant of good faith and fair dealing and to obtain a declaratory judgment that Navidea’s performance under the Goldberg Agreement is excused and that Navidea is entitled to terminate the Goldberg Agreement as a result of Dr. Goldberg’s actions. On April 26, 2019, Navidea filed an amended complaint against Dr. Goldberg which added a claim for breach of fiduciary duty seeking damages related to certain actions Dr. Goldberg took while CEO of Navidea.  On June 13, 2019, Dr. Goldberg answered the amended complaint and asserted counterclaims against Navidea and third-party claims against MT for breach of the Goldberg Agreement, wrongful termination, injunctive relief, and quantum meruit.

On December 26, 2019, the District Court ruled on several motions related to Navidea and MT and Dr. Goldberg that substantially limited the claims that Dr. Goldberg can pursue against Navidea and MT.  Specifically, the District Court found that certain portions of Dr. Goldberg’s counterclaims against Navidea and third-party claims against Macrophage failed to state a claim upon which relief can be granted.  Specifically, the District Court ruled that actions taken by Navidea and MT, including reconstituting the MT Board, replacing Dr. Goldberg with Mr. Latkin as Chief Executive Officer of MT, terminating the sublicense between Navidea and MT, terminating certain research projects, and allowing MT intellectual property to revert back to Navidea, were not breaches of the Goldberg Agreement.

The District Court also rejected Dr. Goldberg’s claim for wrongful termination as Chief Executive Officer of MT.  In addition, the District Court found that Dr. Goldberg lacked standing to seek injunctive relief to force the removal of Dr. Claudine Bruck and Michael Rice from MT’s Board of Directors, to invalidate all actions taken by the MT Board on or after November 29, 2018 (the date upon which Dr. Bruck and Mr. Rice were appointed by Navidea to the Board of MT), or to reinstate the terminated sublicense between Navidea and MT.

In addition, the District Court found Navidea’s breach of fiduciary duty claim against Dr. Goldberg for conduct occurring more than three years prior to the filing of the complaint to be time-barred and that Dr. Goldberg is entitled to an advancement of attorneys’ fees solely with respect to that claim.  The parties are in the process of submitting the issue to the District Court for resolution on how much in fees Dr. Goldberg is owed under the District Court’s order.  On January 27, 2020, Dr. Goldberg filed a motion seeking additional advancement from Navidea for fees in connection with the New York Action and the Delaware Action.  Navidea has opposed the motion.

On January 31, 2020, Goldberg filed a motion for leave to amend his complaint to add back in claims for breach of contract, breach of the implied covenant of good faith and fair dealing, quantum meruit and injunctive relief.  Navidea and MT have opposed the motion.  The discovery deadline in the New York Action is April 15, 2020.

Delaware Litigation Involving Dr. Goldberg

On February 20, 2019, MT initiated a suit against Dr. Goldberg in the Court of Chancery of the State of Delaware (the “Delaware Court”), alleging, among other things, breach of fiduciary duty as a director and officer of MT and conversion, and to obtain a declaratory judgment that the transactions Dr. Goldberg caused MT to effect are void. On June 12, 2019, the Delaware Court found that Dr. Goldberg’s actions were not authorized in compliance with the Delaware General Corporate Law. Specifically, the Delaware Court found that Dr. Goldberg’s creation of a new subsidiary of MT and the purported assignment by Dr. Goldberg of MT’s intellectual property to that subsidiary were void. The Delaware Court’s ruling follows the order on May 23, 2019 in the case, in which it found Dr. Goldberg in contempt of its prior order holding Dr. Goldberg responsible for the payment of MT’s fees and costs to cure the damages caused by Dr. Goldberg’s contempt.   MT’s claims for breach of fiduciary duty and conversion against Dr. Goldberg remain pending. As a result of the Delaware Court’s ruling and Navidea’s prior termination of the sublicense between itself and MT, all of the intellectual property related to the Manocept platform is now directly controlled by Navidea.  A trial on MT’s claims against Goldberg for breach of fiduciary duty and conversion is presently scheduled for June 2020.

Derivative Action Involving Dr. Goldberg

On July 26, 2019, Dr. Goldberg served shareholder demands on the Boards of Navidea and MT repeating many of the claims made in the lawsuits described above.  On or about November 20, 2019, Dr. Goldberg commenced a derivative action purportedly on behalf of MT in the District Court against Dr. Claudine Bruck, Y. Michael Rice, and Jed Latkin alleging a claim for breach of fiduciary duty based on the actions alleged in the demands.  On January 30, 2020, a pre-motion conference was conducted before the District Court on an anticipated motion to dismiss and Dr. Goldberg has agreed to dismiss the derivative action in New York without prejudice and retains the ability to re-file the action in Delaware. See Notes 2 and 14.

11.	Accounts Payable, Accrued Liabilities and Other

Accounts payable at December 31, 2019 and 2018 includes an aggregate of $65,000 and $0, respectively, due to related parties for director fees. Accrued liabilities and other at December 31, 2019 and 2018 includes an aggregate of $925,000 and $1.6 million, respectively, due to related parties for accrued termination costs, bonuses and director fees.

Accrued liabilities and other at December 31, 2019 and 2018 consist of the following:

	2019	2018
Contracted services	$1,212,347	$866,934
Compensation	925,009	1,637,337
Other	13,618	12,776
Total accrued liabilities and other	$2,150,974	$2,517,047

12.	Notes Payable

Platinum-Montaur Life Sciences LLC

In July 2012, we entered into an agreement with Platinum-Montaur to provide us with a credit facility of up to $50 million (the “Platinum Loan Agreement”). In November 2018, the Company issued 925,000 shares of our Common Stock to Dr. Goldberg, of which approximately 817,857 shares valued at $3.2 million were applied as final payment of the Platinum debt, including principal and accrued interest of $2.2 million and loss on extinguishment of debt of $1.0 million. During the year ended December 31, 2018, $153,000 of interest was compounded and added to the balance of the Platinum debt. See Notes 2 and 14.

Capital Royalty Partners II, L.P.

In May 2015, Navidea and MT, as guarantor, executed a Term Loan Agreement (the “CRG Loan Agreement”) with CRG in its capacity as a lender and as control agent for other affiliated lenders party to the CRG Loan Agreement (collectively, the “Lenders”) in which the Lenders agreed to make a term loan to the Company in the aggregate principal amount of $50.0 million (the “CRG Term Loan”). Closing and funding of the CRG Term Loan occurred on May 15, 2015 (the “Effective Date”). The principal balance of the CRG Term Loan bore interest from the Effective Date at a per annum rate of interest equal to 14.0%. The Company initially had the option of paying (i) 10.00% of the per annum interest in cash and (ii) 4.00% of the per annum interest as compounded interest which is added to the aggregate principal amount of the CRG Term Loan. During 2015 and 2016, a total of $1.8 million of interest was compounded and added to the balance of the CRG Term Loan. In addition, the Company began paying the cash portion of the interest in arrears on June 30, 2015. Principal was due in eight equal quarterly installments during the final two years of the term. All unpaid principal, and accrued and unpaid interest, was due and payable in full on March 31, 2021. Pursuant to a notice of default letter sent to Navidea by CRG in April 2016, the Company stopped compounding interest in the second quarter of 2016 and began recording accrued interest.

The CRG Term Loan was collateralized by a security interest in substantially all of the Company's assets. In addition, the CRG Loan Agreement required that the Company adhere to certain affirmative and negative covenants, including financial reporting requirements and a prohibition against the incurrence of indebtedness, or creation of additional liens, other than as specifically permitted by the terms of the CRG Loan Agreement. The Lenders could accelerate the payment terms of the CRG Loan Agreement upon the occurrence of certain events of default set forth therein. An event of default would entitle CRG to accelerate the maturity of the CRG Term Loan, increase the interest rate from 14% to the default rate of 18% per annum, and invoke other remedies available to it under the loan agreement and the related security agreement.

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

On March 3, 2017, the Company entered into a Global Settlement Agreement with MT, CRG, and Cardinal Health 414. In accordance with a Global Settlement Agreement, on March 3, 2017, the Company repaid $59.0 million of its indebtedness and other obligations outstanding under the CRG Term Loan.

Following a trial in December 2017, the Texas Court ruled that the Company’s total obligation to CRG was in excess of $66.0 million, limited to $66.0 million under the Global Settlement Agreement. The Texas Court acknowledged only the $59.0 million payment made in March 2017, concluding that the Company owed CRG another $7.0 million, however the Texas Court did not expressly take the Company’s June 2016 payment of $4.1 million into account and awarded, as part of the $66.0 million, amounts that had already been paid as part of the $4.1 million. In April 2018, CRG drew approximately $7.1 million on a letter of credit that was established pursuant to the Global Settlement Agreement. This was in addition to the $4.1 million and the $59.0 million that Navidea had previously paid to CRG. See Notes 2 and 14.

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

Interest expense related to the IPFS notes payable totaled $6,000 and $8,000 during the years ended December 31, 2019 and 2018, respectively. The balance of the IPFS note was approximately $316,000 as of December 31, 2018, and was included in notes payable, current in the consolidated balance sheets.

First Insurance Funding

In November 2019, we prepaid $349,000 of insurance premiums through the issuance of a note payable to First Insurance Funding (“FIF”) with an interest rate of 5.0%. The note is payable in eight monthly installments of $44,000, with the final payment due in July 2020.

Interest expense related to the FIF note payable totaled $1,000 during the year ended December 31, 2019. The balance of the FIF note was approximately $306,000 as of December 31, 2019, and was included in notes payable, current in the consolidated balance sheets.

Summary

During the years ended December 31, 2019 and 2018, we recorded interest expense of $8,000 and $161,000, respectively, related to our notes payable. Of those amounts, $0 and $153,000 was compounded and added to the balance of the Platinum debt during the year ended December 31, 2018.

Annual principal maturities of our notes payable are $306,000 in 2020.

13.	Leases

We currently lease approximately 5,000 square feet of office space at 4995 Bradenton Avenue, Dublin, Ohio, as our principal offices, at a monthly base rent of approximately $3,000. The current lease term expires in June 2020 with an option to extend for an additional three years. In March 2020, we executed an amendment to extend the lease term through June 2023 at a monthly base rent of approximately $3,000.

We also leased approximately 2,000 square feet of office space at 560 Sylvan Avenue, Englewood Cliffs, New Jersey, at a monthly base rent of approximately $3,000. The lease for the New Jersey office space expired on March 31, 2019 and we did not renew.

In addition, we currently lease approximately 25,000 square feet of office space at 5600 Blazer Parkway, Dublin, Ohio, formerly our principal offices, at a monthly base rent of approximately $26,000 during 2019. The current lease term expires in October 2022 with an option to extend for an additional five years. The Company does not intend to renew this lease. In June 2017, the Company executed a sublease arrangement for the Blazer space, providing for monthly sublease payments to Navidea of approximately $39,000 through October 2022.

We also currently lease a vehicle at a monthly payment of approximately $300, expiring in September 2021, and office equipment at a monthly payment of approximately $100, expiring in October 2024.

We adopted ASU 2016-02, Leases (Topic 842) effective January 1, 2019. The following table summarizes the impact of the adoption of ASU 2016-02 on our balance sheet at January 1, 2019.

	Operating Lease Right- of-Use Assets	Operating Lease Liabilities	Terminated Lease Liability	Deferred Rent
Pre-adoption balance	$—	$—	$589,173	$2,587
Change	406,842	998,602	(589,173)	(2,587)
Post-adoption balance	$406,842	$998,602	$—	$—

Total operating lease expense was $229,000 for the year ended December 31, 2019. Sublease income was $378,000 for the year ended December 31, 2019, and was recorded in selling, general and administrative expenses. Prior to the implementation of ASU 2016-02, total rental expense related to our operating leases was $68,000 for the year ended December 31, 2018.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of December 31, 2019.

Maturity of Lease Liabilities	Operating Lease Payments
2020	$320,662
2021	308,407
2022	254,966
2023	1,626
2024	1,355
Total undiscounted operating lease payments	887,016
Less imputed interest	124,119
Present value of operating lease liabilities	$762,897

Balance Sheet Classification
Current lease liabilities	$250,553
Noncurrent lease liabilities	512,344
Total operating lease liabilities	$762,897

Other Information
Weighted-average remaining lease term for operating leases (in years)	2.7
Weighted-average discount rate for operating leases	10.9%

An initial right-of-use lease asset of $407,000 was recognized as a non-cash asset addition with the adoption of ASU 2016-02. The discount rates used for each lease were based principally on the Platinum debt, which was secured and outstanding for most of 2018. A “build-up” method was utilized where the approach was to estimate the risk/credit spread priced into the debt rate and then adjust that for the remaining term of each lease. Additionally, some market research was completed on the Company’s peer group as identified for purposes of compensation analysis. Cash paid for amounts included in the present value of operating lease liabilities was $330,000 during the year ended December 31, 2019 and is included in operating cash flows.

14.	Commitments and Contingencies

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

CRG Litigation

The Company has been engaged in ongoing litigation with CRG Lenders party to the CRG Loan Agreement, in the District Court of Harris County, Texas relating to CRG’s claims of default under the terms the CRG Loan Agreement. Following a trial in December 2017, the Texas Court ruled that the Company’s total obligation to CRG was in excess of $66.0 million, limited to $66.0 million under the Global Settlement Agreement. The Texas Court acknowledged only the $59.0 million payment made in March 2017, concluding that the Company owed CRG another $7.0 million, however the Texas Court did not expressly take the Company’s June 2016 payment of $4.1 million into account and awarded, as part of the $66.0 million, amounts that had already been paid as part of the $4.1 million. The Company believes that this $4.1 million should be credited against the $7.0 million and has appealed the Texas Court’s judgment. The Court of Appeals dismissed the Company’s appeal without reaching the merits due to a contractual waiver of appeal.

On April 9, 2018, CRG drew approximately $7.1 million on the Cardinal Health 414 letter of credit.  These were funds to which Navidea would otherwise have been entitled. This was in addition to the $4.1 million and the $59.0 million that Navidea had previously paid to CRG.

The Company has also been engaged in ongoing litigation with CRG in the Court of Common Pleas of Franklin County, Ohio related to Navidea’s claims that the Lenders fraudulently induced Navidea to enter into a settlement agreement and breached the terms of the same through certain actions taken by the Lenders in connection with the Global Settlement Agreement reached in 2017, pursuant to which Navidea agreed to pay up to $66.0 million to Lenders, as well as through actions and misrepresentations by CRG after the Global Settlement Agreement was executed.  The claims in that suit are for breach of contract, conversion and unjust enrichment against the Lenders for their collection of more than $66.0 million, the maximum permitted under the Global Settlement Agreement, and their double recovery of amounts paid as part of the $4.1 million paid in June 2016 and recovered again as part of the $66.0 million. CRG’s double recovery and recovery of more than $66.0 million are due to CRG drawing the entire $7.1 million on the Cardinal Health 414 letter of credit.  The Lenders sought a Writ of Prohibition in the Ohio Supreme Court to prevent this case from moving forward, which was denied, and proceedings resumed in front of the Ohio Court. Following an unsuccessful mediation on May 7, 2019, Navidea moved for Summary Judgment on June 28, 2019.  On November 27, 2019, the Ohio Court found that when CRG collected more than $66.0 million, they took an excess recovery and breached the Global Settlement Agreement.  The Ohio Court awarded approximately $4.3 million to Navidea, plus statutory interest from April 9, 2018, the date CRG drew on the Cardinal Health 414 letter of credit.  The Ohio Court also found that there was no unjust enrichment or conversion by CRG since this was a matter of contract and only contract damages were appropriate.  The decision is a final appealable order and terminates the case.  On December 5, 2019, CRG filed a notice of appeal with Ohio’s 10th District Court of Appeals regarding the judgment in favor of Navidea. The parties are currently in the process of briefing the appeal. The briefing of the appeal is expected to conclude on March 27, 2020. Oral argument may be held on the appeal after the briefing is filed.

CRG filed another lawsuit in the Texas Court in April 2018. This suit seeks a declaratory judgment that CRG did not breach the Global Settlement Agreement by drawing the entire $7.1 million on the Cardinal Health 414 letter of Credit. CRG also alleges that the Company breached the Global Settlement Agreement by appealing the Texas Court’s judgment and by filing the suit in Franklin County, Ohio. The Company moved to dismiss CRG’s claims under the Texas Citizens’ Participation Act. The Texas Court denied the motion to dismiss. The Company filed an interlocutory appeal of the denial of its motion to dismiss. That appeal is fully briefed, and the parties await the court of appeals’ ruling. Proceedings in the Texas Court are stayed pending resolution of that appeal. See Notes 2 and 12.

Platinum Litigation

In November 2017, Platinum-Montaur commenced an action against the Company in the Supreme Court of the State of New York, County of New York (the “New York Supreme Court”), seeking damages of approximately $1.9 million purportedly due as of March 3, 2017, plus interest accruing thereafter.  The claims asserted were for breach of contract and unjust enrichment in connection with funds received by the Company under the Platinum Loan Agreement.  The action was subsequently removed to the United States District Court for the Southern District of New York (the “District Court”).  On October 31, 2018, the District Court granted judgment for Navidea and dismissed all claims in the case.  The District Court stated that Platinum-Montaur had no standing to assert any contractual interest in funds that might be due under the Platinum Loan Agreement.  The District Court also disagreed with Platinum-Montaur’s claim of unjust enrichment on similar grounds and found that Platinum-Montaur lacked any sufficient personal stake to maintain claims against Navidea.  The claims against Navidea were dismissed without prejudice on the grounds of lack of standing to pursue the claims asserted.

On November 30, 2018, Platinum-Montaur filed a notice of appeal with the United States Court of Appeals for the Second Circuit (the “Second Circuit”) claiming that the District Court erred in dismissing Platinum-Montaur’s claims for breach of contract and unjust enrichment. On January 22, 2019, Platinum-Montaur filed its brief in the Second Circuit, asking the Second Circuit to reverse the District Court and remand the case to the District Court for further proceedings. The Second Circuit held oral argument in this matter on September 5, 2019. On November 25, 2019, the Second Circuit issued a decision which remanded the case to the District Court for further consideration of whether the District Court had jurisdiction over the case following removal from the New York Supreme Court. The Second Circuit did not address the merits of Platinum-Montaur’s allegations against Navidea. By agreement of the parties, the case has now been remanded from the District Court to the New York Supreme Court. A preliminary conference is set for April 28, 2020. See Notes 2 and 12.

Goldberg Agreement and Litigation

In August 2018, Dr. Michael Goldberg resigned from his positions as an executive officer and a director of Navidea. In connection with Dr. Goldberg’s resignation, Navidea and Dr. Goldberg entered into the Goldberg Agreement, with the intent of entering into one or more additional Definitive Agreements, which set forth the terms of the separation from service. Among other things, the Goldberg Agreement provided that Dr. Goldberg would be entitled to 1,175,000 shares of our Common Stock, representing in part payment of accrued bonuses and payment of the balance of the Platinum debt. A portion of the 1,175,000 shares to be issued to Dr. Goldberg will be held in escrow for up to 18 months in order to reimburse Navidea in the event that Navidea is obligated to pay any portion of the Platinum debt to a party other than Dr. Goldberg. Further, the Goldberg Agreement provided that the Company’s subsidiary, MT, would redeem all of Dr. Goldberg’s preferred stock and issue to Dr. Goldberg super voting common stock equal to 5% of the outstanding shares of MT. In November 2018, the Company issued 925,000 shares of our Common Stock to Dr. Goldberg, 250,000 of which were placed in escrow in accordance with the Goldberg Agreement.

On February 11, 2019, Dr. Goldberg represented to the MT Board that he had, without MT Board or shareholder approval, created a subsidiary of MT, transferred all of the assets of MT into the subsidiary, and then issued himself stock in the subsidiary. On February 19, 2019, Navidea notified MT that it was terminating the sublicense in accordance with its terms, effective March 1, 2019, due to MT’s insolvency. On February 20, 2019, the MT Board removed Dr. Goldberg as President and Chief Executive Officer of MT and from any other office of MT to which he may have been appointed or in which he was serving.  Dr. Goldberg remains a member of the MT Board, together with Michael Rice and Dr. Claudine Bruck. Mr. Rice and Dr. Bruck remain members of the board of directors of Navidea. The MT Board then appointed Jed A. Latkin to serve as President and Chief Executive Officer of MT.

New York Litigation Involving Dr. Goldberg

On February 20, 2019, Navidea filed a complaint against Dr. Goldberg in the United States District Court, Southern District of New York, alleging breach of the Goldberg Agreement, as well as a breach of the covenant of good faith and fair dealing and to obtain a declaratory judgment that Navidea’s performance under the Goldberg Agreement is excused and that Navidea is entitled to terminate the Goldberg Agreement as a result of Dr. Goldberg’s actions. On April 26, 2019, Navidea filed an amended complaint against Dr. Goldberg which added a claim for breach of fiduciary duty seeking damages related to certain actions Dr. Goldberg took while CEO of Navidea.  On June 13, 2019, Dr. Goldberg answered the amended complaint and asserted counterclaims against Navidea and third-party claims against MT for breach of the Goldberg Agreement, wrongful termination, injunctive relief, and quantum meruit.

On December 26, 2019, the District Court ruled on several motions related to Navidea and MT and Dr. Goldberg that substantially limited the claims that Dr. Goldberg can pursue against Navidea and MT.  Specifically, the District Court found that certain portions of Dr. Goldberg’s counterclaims against Navidea and third-party claims against Macrophage failed to state a claim upon which relief can be granted.  Specifically, the District Court ruled that actions taken by Navidea and MT, including reconstituting the MT Board, replacing Dr. Goldberg with Mr. Latkin as Chief Executive Officer of MT, terminating the sublicense between Navidea and MT, terminating certain research projects, and allowing MT intellectual property to revert back to Navidea, were not breaches of the Goldberg Agreement.

The District Court also rejected Dr. Goldberg’s claim for wrongful termination as Chief Executive Officer of MT.  In addition, the District Court found that Dr. Goldberg lacked standing to seek injunctive relief to force the removal of Dr. Claudine Bruck and Michael Rice from MT’s Board of Directors, to invalidate all actions taken by the MT Board on or after November 29, 2018 (the date upon which Dr. Bruck and Mr. Rice were appointed by Navidea to the Board of MT), or to reinstate the terminated sublicense between Navidea and MT.

In addition, the District Court found Navidea’s breach of fiduciary duty claim against Dr. Goldberg for conduct occurring more than three years prior to the filing of the complaint to be time-barred and that Dr. Goldberg is entitled to an advancement of attorneys’ fees solely with respect to that claim.  The parties are in the process of submitting the issue to the District Court for resolution on how much in fees Dr. Goldberg is owed under the District Court’s order.  On January 27, 2020, Dr. Goldberg filed a motion seeking additional advancement from Navidea for fees in connection with the New York Action and the Delaware Action.  Navidea has opposed the motion.

On January 31, 2020, Goldberg filed a motion for leave to amend his complaint to add back in claims for breach of contract, breach of the implied covenant of good faith and fair dealing, quantum meruit and injunctive relief.  Navidea and MT have opposed the motion.  The discovery deadline in the New York Action is April 15, 2020.

Delaware Litigation Involving Dr. Goldberg

On February 20, 2019, MT initiated a suit against Dr. Goldberg in the Court of Chancery of the State of Delaware, alleging, among other things, breach of fiduciary duty as a director and officer of MT and conversion, and to obtain a declaratory judgment that the transactions Dr. Goldberg caused MT to effect are void. On June 12, 2019, the Delaware Court found that Dr. Goldberg’s actions were not authorized in compliance with the Delaware General Corporate Law. Specifically, the Delaware Court found that Dr. Goldberg’s creation of a new subsidiary of MT and the purported assignment by Dr. Goldberg of MT’s intellectual property to that subsidiary were void. The Delaware Court’s ruling follows the order on May 23, 2019 in the case, in which it found Dr. Goldberg in contempt of its prior order holding Dr. Goldberg responsible for the payment of MT’s fees and costs to cure the damages caused by Dr. Goldberg’s contempt.   MT’s claims for breach of fiduciary duty and conversion against Dr. Goldberg remain pending. As a result of the Delaware Court’s ruling and Navidea’s prior termination of the sublicense between itself and MT, all of the intellectual property related to the Manocept platform is now directly controlled by Navidea.  A trial on MT’s claims against Goldberg for breach of fiduciary duty and conversion is presently scheduled for June 2020.

Derivative Action Involving Dr. Goldberg

On July 26, 2019, Dr. Goldberg served shareholder demands on the Boards of Navidea and MT repeating many of the claims made in the lawsuits described above.  On or about November 20, 2019, Dr. Goldberg commenced a derivative action purportedly on behalf of MT in the District Court against Dr. Claudine Bruck, Y. Michael Rice, and Jed Latkin alleging a claim for breach of fiduciary duty based on the actions alleged in the demands.  On January 30, 2020, a pre-motion conference was conducted before the District Court on an anticipated motion to dismiss and Dr. Goldberg has agreed to dismiss the derivative action in New York without prejudice and retains the ability to re-file the action in Delaware. See Notes 2 and 10.

NYSE American Continued Listing Standards

On August 14, 2018, the Company received a Deficiency Letter from the NYSE American stating that Navidea was not in compliance with certain NYSE American continued listing standards relating to stockholders’ equity. Specifically, Navidea was not in compliance with Sections 1003(a)(i), (ii) and (iii) of the NYSE American Company Guide (the “Guide”), the highest of such standards requiring an issuer to have stockholders’ equity of $6.0 million or more if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years. In addition, the Deficiency Letter stated that the NYSE American staff (the “Staff”) determined that the Company’s securities had been selling for a low price per share for a substantial period of time and, pursuant to Section 1003(f)(v) of the Guide, Navidea’s continued listing was predicated on it effecting a reverse stock split of our Common Stock or otherwise demonstrating sustained price improvement within a reasonable period of time.

Navidea was required to submit a plan to the NYSE American advising of actions it had taken or would take to regain compliance with the continued listing standards by February 14, 2020. On October 25, 2018, the Company received an Acceptance Letter from the NYSE American stating that the Company’s plan to regain compliance was accepted. The Acceptance Letter required the Company to provide quarterly updates to the Staff concurrent with its interim/annual SEC filings. Navidea was advised by the Staff that if we failed to regain compliance with the stockholders’ equity standards by February 14, 2020, the NYSE American would commence delisting procedures.

On April 2, 2019, the Company received a notification from the NYSE American requiring the Company to regain compliance with the price standard in order to be considered for continued trading through its equity plan period end date of February 14, 2020, subject to periodic review of progress consistent with the equity plan. Accordingly, the Company effected a one-for-twenty reverse split of its issued and outstanding Common Stock on April 26, 2019. On April 30, 2019, the Company received a Price Compliance Letter from the NYSE American that the reverse stock split successfully brought the Company back in compliance with the continued listing standards with respect to low selling price as described in Section 1003(f)(v).

On February 14, 2020, the Company announced the execution of several funding transactions resulting in pro forma stockholders’ equity of $6.0 million, which is the amount required to comply with Sections 1003(a)(i), (ii) and (iii) of the Guide.   As a result, Navidea regained compliance with Sections 1003(a)(i), (ii) and (iii) of the Guide as of the end of the plan period.

15.	Equity Instruments

a.

Common Stock Issued:  In March 2019, the Company entered into a Stock Purchase Agreement with an existing investor, John K. Scott, Jr. (the “Investor”), pursuant to which the Company was to issue to the Investor in a private placement (the “Private Placement”) up to $3.0 million in shares of Common Stock.  The Private Placement was to occur in multiple tranches. The initial closing occurred on March 22, 2019, at which the Investor purchased $50,000 worth of Common Stock at a price of $2.80 per share, which was the closing price of a share of Common Stock reported on the NYSE American market for the business day immediately before the initial closing date. The remainder of the Common Stock was to be purchased by the Investor from time to time, on such date or dates to be determined by the Company and the Investor, which date was not to be later than June 15, 2019.  No additional shares were purchased by the Investor prior to the June 15, 2019 expiration of the Stock Purchase Agreement, however he did participate in the June 2019 underwritten public offering

In December 2019, the Company executed a Stock Purchase Agreement with the investors named therein. Pursuant to the Stock Purchase Agreement, the investors agreed to purchase approximately 2.1 million shares of the Company’s Common Stock in a private placement for aggregate gross proceeds to the Company of approximately $1.9 million. Of this amount, approximately $1.1 million was received during 2019, resulting in approximately $812,000 of stock subscriptions receivable as of December 31, 2019. The remaining $812,000 of proceeds were received and the related Common Stock was issued in January 2020. In accordance with current accounting guidance, the $812,000 of stock subscriptions receivable was included in prepaid and other current assets in the consolidated balance sheet at December 31, 2019.

In June 2019, the Company completed an underwritten public offering of 8,000,000 Shares of our Common Stock pursuant to an Underwriting Agreement between the Company and the Underwriter at a price to the public of $0.75 per share. Of the 8,000,000 total Shares, 4,000,000 shares were placed with the Investor at a price of $0.75 per share. Pursuant to the Underwriting Agreement, the Underwriter purchased the remaining 4,000,000 Shares from the Company at a price of $0.69375 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriter an option (the “Underwriter Option”), exercisable for 30 days, to purchase up to an additional 1,200,000 shares of Common Stock at a price per share of $0.69375. The Underwriter Option was not exercised. The Company paid the Underwriter (a) a commission equal to 7.5% of the gross proceeds from the Shares sold to the Underwriter, (b) a management fee equal to 1.0% of the gross proceeds raised in the offering, (c) $50,000 for non-accountable expenses, (d) $100,000 for fees and expenses of legal counsel to the Underwriter and other out-of-pocket expenses, and (e) $10,000 for clearing expenses. After underwriting discounts, commissions, fees and expenses paid to the Underwriter, the Company received net proceeds from the offering of $5,555,000. The Company paid an additional $127,000 for legal and professional services related to this offering, which further reduced the net proceeds from the offering.

During September 2018, the Company entered into a Stock Purchase Agreement with an investor, pursuant to which the Company issued to the investor in a private placement (the “Private Placement”) 18,320,610 shares (the “Securities”) of the Company’s Common Stock, at a purchase price of $3.0 million (the “Purchase Price”). The Company plans to use the proceeds from the Private Placement for general working capital purposes, including, without limitation, research and development, and other operating expenses.

During November 2018, the Company issued 925,000 shares of Common Stock to Dr. Goldberg in connection with the Goldberg Agreement. Of those shares, 250,000 are being held in escrow pursuant to the Goldberg Agreement. See Note 14.

During the year ended December 31, 2018, we issued 55,938 shares of our Common Stock valued at $317,000 to our employees as payments in lieu of cash for their 2017 bonuses. No such stock bonus payments were made during the year ended December 31, 2019.

During the years ended December 31, 2019 and 2018, we issued 8,128 and 4,734 shares of Common Stock as matching contributions to our 401(k) Plan which were valued at $20,000 and $36,000, respectively.

b.

Stock Warrants: Pursuant to the Underwriting Agreement related to the June 2019 public offering, the Company issued to the Underwriter Series OO Warrants to purchase 600,000 shares of Common Stock, representing 7.5% of the aggregate number of shares of Common Stock sold in the offering. The Series OO Warrants are exercisable at any time and from time to time, in whole or in part, following the date of issuance and ending five years from the date of the execution of the Underwriting Agreement, at a price per share equal to $0.9375 (125% of the offering price to the public per share). The Series OO Warrants had an estimated fair value of $261,000 at the date of issuance, which was recorded in additional paid-in capital as a reduction of the gross proceeds raised in the public offering. The assumptions used to calculate fair value of the Series OO Warrants included volatility of 88.6%, a risk-free rate of 1.8% and expected dividends of $0.

At December 31, 2019, there are 1.4 million warrants outstanding to purchase Common Stock. The warrants are exercisable at prices ranging from $0.20 to $49.80 per share with a weighted average exercise price per share of $13.26. The warrants have remaining outstanding terms ranging from 1.2 to 15.6 years.

The following table summarizes information about our outstanding warrants at December 31, 2019.

	Exercise Price		Number of Warrants	Expiration Date
Series HH	$49.80		15,060	6/25/2023
Series KK	38.36		19,550	3/4/2021
Series LL	0.20		218,264	8/20/2035
Series NN	30.00		550,000	3/3/2022
Series OO	0.9375		600,000	6/13/2024
Total warrants	$13.26	*	1,402,874
*	Weighted average exercise price.

In addition, at December 31, 2019, there are 300 warrants outstanding to purchase MT Common Stock. The warrants are exercisable at $2,000 per share and expire in March 2020.

c.

Common Stock Reserved: As of December 31, 2019, we have reserved 1,641,344 shares of authorized Common Stock for the exercise of all outstanding stock options and warrants, and 902,162 shares for the issuance of Common Stock pursuant to the December 2019 Stock Purchase Agreement. An additional 250,000 shares of Common Stock have been reserved for issuance to Dr. Goldberg related to the Goldberg Agreement. See Note 14.

16.	Income Taxes

As of December 31, 2019 and 2018, our deferred tax assets (“DTAs”) were approximately $43.6 million and $41.6 million, respectively. The components of our deferred tax assets are summarized as follows:

	As of December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$31,966,658	$29,597,313
R&D credit carryforwards	9,150,580	9,067,874
AMT credit carryforward	310,620	621,240
Stock compensation	382,016	375,731
Intangibles	610,783	550,797
Disallowed interest expense	857,648	878,929
Temporary differences	333,728	480,888
Deferred tax assets before valuation allowance	43,612,033	41,572,772
Valuation allowance	(43,301,413)	(40,951,532)
Net deferred tax assets	$310,620	$621,240

Current accounting standards require a valuation allowance against DTAs if, based on the weight of available evidence, it is more likely than not that some or all of the DTAs may not be realized. Due to the uncertainty surrounding the realization of these DTAs in future tax returns, all of the DTAs have been fully offset by a valuation allowance at December 31, 2019 and 2018 except the alternative minimum tax (“AMT”) credit carryforward amount described below.

In assessing the realizability of DTAs, management considers whether it is more likely than not that some portion or all of the DTAs will not be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods) and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the DTAs are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences or tax carryforwards as of December 31, 2019, except for the AMT credit carryforward.

The Tax Cuts and Jobs Act (the “Tax Act”) was signed into law on December 22, 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. Consequently, we recorded a decrease related to DTAs of $26.4 million with a corresponding net adjustment to a valuation allowance of $26.4 million for the year ended December 31, 2018. The Tax Act repeals the AMT for corporations, and permits any existing AMT credit carryforwards to be used to reduce the regular tax obligation in 2018, 2019 and 2020. Companies may continue using AMT credits to offset any regular income tax liability in years 2018 through 2020, with 50% of remaining AMT credits refunded in each of the 2018, 2019 and 2020 tax years, and all remaining credits refunded in tax year 2021. This results in full realization of an existing AMT credit carryforward irrespective of future taxable income. Accordingly, the Company recorded AMT credit carryforwards of $621,000 and $1.2 million as of December 31, 2019 and 2018, respectively, 50% of which was included in prepaid and other current assets, and 50% of which was included in other noncurrent assets as of December 31, 2019 and 2018.

As of December 31, 2019 and 2018, we had U.S. net operating loss carryforwards of approximately $142.2 million and $130.9 million, respectively. Of those amounts, $15.1 million relates to stock-based compensation tax deductions in excess of book compensation expense (“APIC NOLs”) as of December 31, 2019, that will be credited to additional paid-in capital when such deductions reduce taxes payable as determined on a "with-and-without" basis. Accordingly, these APIC NOLs will reduce federal taxes payable if realized in future periods, but NOLs related to such benefits are not included in the table above. As of December 31, 2017, we adopted ASU 2016-09 and thereby eliminated all APIC NOLs with a full offset to a valuation allowance.

As of December 31, 2019 and 2018, we also had state net operating loss carryforwards of approximately $20.1 million and $20.3 million, respectively. The state net operating loss carryforwards will begin expiring in 2032.

At December 31, 2019 and 2018, we had U.S. R&D credit carryforwards of approximately $8.8 million and $8.7 million, respectively.

There were no expirations of U.S. NOL carryforwards during 2019 or 2018. U.S. R&D credit carryforwards of $130,000 and $1.2 million expired during 2019 and 2018, respectively.

The details of our U.S. net operating loss and federal R&D credit carryforward amounts and expiration dates are summarized as follows:

		As of December 31, 2019
Generated	Expiration	U.S. Net Operating Loss Carryforwards	U.S. R&D Credit Carryforwards
2000	2020	$—	$71,713
2001	2021	—	39,128
2002	2022	—	5,350
2003	2023	—	2,905
2004	2024	—	22,861
2005	2025	—	218,332
2006	2026	—	365,541
2007	2027	—	342,898
2008	2028	—	531,539
2009	2029	—	596,843
2010	2030	—	1,094,449
2011	2031	—	1,950,744
2012	2032	18,850,484	468,008
2013	2033	37,450,522	681,772
2014	2034	34,088,874	816,116
2015	2035	25,073,846	492,732
2016	2036	15,581,209	262,257
2017	2037	—	387,892
2018	2038	—	197,547
2019	N/A	11,138,102	213,065
Total carryforwards		$142,183,037	$8,761,692

Under Sections 382 and 383 of the Internal Revenue Code (“IRC”) of 1986, as amended, the utilization of U.S. net operating loss and R&D tax credit carryforwards may be limited under the change in stock ownership rules of the IRC.  The Company completed a Section 382 analysis in 2017 and does not believe a Section 382 ownership change has occurred since then that would impact utilization of the Company’s net operating loss and R&D tax credit carryforwards.

Reconciliations between the statutory federal income tax rate and our effective tax rate for continuing operations are as follows:

	2019		2018
	Amount	%	Amount	%
Benefit at statutory rate	$(2,299,122)	(21.0)%	$(3,383,491)	(21.0)%
Adjustments to valuation allowance	2,355,947	21.5%	2,458,580	15.3%
Adjustments to R&D credit carryforwards	(82,706)	(0.8)%	975,840	6.1%
Permanent items and other	26,588	0.3%	(60,682)	(0.3)%
Provision (benefit) per financial statements	$707		$(9,753)

See Note 1(p).

17.	Segments

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

The information in the following tables is derived directly from each reportable segment’s financial reporting.

Year Ended December 31, 2019	Diagnostics	Therapeutics	Corporate	Total
Royalty revenue	$16,665	$—	$—	$16,665
License revenue	9,953	—	—	9,953
Grant and other revenue	384,776	246,432	—	631,208
Total revenue	411,394	246,432	—	657,826
Cost of revenue	6,667	—	—	6,667
Research and development expenses, excluding depreciation and amortization	4,795,445	542,822	—	5,338,267
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	16,990	6,113,907	6,130,897
Depreciation and amortization (2)	—	—	144,512	144,512
Loss from operations (3)	(4,390,718)	(313,380)	(6,258,419)	(10,962,517)
Other income (4)	—	—	17,675	17,675
Provision for income taxes	(284)	(20)	(403)	(707)
Loss from continuing operations	(4,391,002)	(313,400)	(6,241,147)	(10,945,549)
Loss from discontinued operations, net of tax effect	(2,665)	—	—	(2,665)
Net loss	(4,393,666)	(313,400)	(6,241,147)	(10,948,214)
Total assets, net of depreciation and amortization:
United States	$55,229	$31,449	$4,064,228	$4,150,906
International	—	—	—	—
Capital expenditures	—	—	1,258	1,258

Year Ended December 31, 2018	Diagnostics	Therapeutics	Corporate	Total
Royalty revenue	$15,347	$—	$—	$15,347
License revenue	307,174	—	—	307,174
Grant and other revenue	494,997	351,833	—	846,830
Total revenue	817,518	351,833	—	1,169,351
Cost of revenue	96,636	—	—	96,636
Research and development expenses	3,064,115	1,157,766	—	4,221,881
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	78,606	7,469,144	7,547,750
Depreciation and amortization (2)	—	—	150,385	150,385
Loss from operations (3)	(2,343,233)	(884,539)	(7,619,529)	(10,847,301)
Other expense (4)	—	—	(5,321,270)	(5,321,270)
Benefit from income taxes	1,413	534	7,806	9,753
Loss from continuing operations	(2,341,820)	(884,005)	(12,932,993)	(16,158,818)
Income from discontinued operations, net of tax effect	1,449	—	—	1,449
Gain on sale of discontinued operations, net of tax effect	43,053	—	—	43,053
Net loss	(2,297,318)	(884,005)	(12,932,993)	(16,114,316)
Total assets, net of depreciation and amortization:
United States	$91,425	24,763	6,878,129	6,994,317
International	14,330		381	14,711
Capital expenditures	—	—	46,192	46,192

(1)

General and administrative expenses, excluding depreciation and amortization, represent costs that relate to the general administration of the Company and as such are not currently allocated to our individual reportable segments, other than those expenses directly incurred by MT.

(2)	Depreciation and amortization is reflected in selling, general and administrative expenses ($144,512 and $150,385 for the years ended December 31, 2019 and 2018, respectively).
(3)	Loss from operations does not reflect the allocation of certain selling, general and administrative expenses, excluding depreciation and amortization, to our individual reportable segments.
(4)	Amounts consist primarily of losses on debt extinguishment, interest income and interest expense, which are not currently allocated to our individual reportable segments.

18.	Agreements

a.

License Agreements:  In January 2002, we completed a license agreement with the University of California, San Diego (“UCSD”) for the exclusive world-wide rights to Tc99m tilmanocept.  The license agreement was effective until the later of the expiration date of the longest-lived underlying patent.  In July 2014, we amended the license agreement to extend the agreement until the third anniversary of the expiration date of the longest-lived underlying patent.  Under the terms of the license agreement, UCSD granted us the exclusive rights to make, use, sell, offer for sale and import licensed products as defined in the agreement and to practice the defined licensed methods during the term of the agreement.  We could also sublicense the patent rights, subject to certain sublicense terms as defined in the agreement.  In consideration for the license rights, we agreed to pay UCSD a license issue fee of $25,000 and license maintenance fees of $25,000 per year.  We also agreed to make payments to UCSD upon successfully reaching certain clinical, regulatory and cumulative sales milestones, and a royalty on net sales of licensed products subject to a $25,000 minimum annual royalty.  In addition, we agreed to reimburse UCSD for all patent-related costs and to meet certain diligence targets.

In connection with the March 2017 closing of the Asset Sale to Cardinal Health 414, the Company amended and restated its Tc99m tilmanocept license agreement with UCSD pursuant to which UCSD granted a license to the Company to exploit certain intellectual property rights owned by UCSD and, separately, Cardinal Health 414 entered into a license agreement with UCSD pursuant to which UCSD granted a license to Cardinal Health 414 to exploit certain intellectual property rights owned by UCSD for Cardinal Health 414 to sell Tc99m tilmanocept in the United States, Canada and Mexico. Total costs related to the UCSD license agreement for net sales and royalties of Tc99m tilmanocept outside the United States, Canada and Mexico were $2,000 and $1,000 in 2019 and 2018, respectively, and were recorded in cost of revenue. Total costs related to the UCSD license agreement for annual maintenance fees, milestones and patent-related costs were $191,000 and $35,000 in 2019 and 2018, respectively, and were recorded in research and development expenses.

In July 2014, the Company executed an expanded license agreement for the exclusive world-wide rights to all diagnostic and therapeutic uses of tilmanocept (other than Tc99m tilmanocept used in lymphatic mapping). The license agreement is effective until the third anniversary of the expiration date of the longest-lived underlying patent. Under the terms of the license agreement, UCSD has granted us the exclusive rights to make, use, sell, offer for sale and import licensed products as defined in the agreement and to practice the defined licensed methods during the term of the agreement. We may also sublicense the patent rights, subject to certain sublicense terms as defined in the agreement. As consideration for the license rights, we agreed to pay UCSD a license issue fee of $25,000 and license maintenance fees of $25,000 per year. We also agreed to make payments to UCSD upon successfully reaching certain clinical, regulatory and cumulative sales milestones, and a royalty on net sales of licensed products subject to a $25,000 minimum annual royalty. In addition, we agreed to reimburse UCSD for all patent-related costs and to meet certain diligence targets. Total costs related to the UCSD license agreement for tilmanocept were $355,000 and $250,000 in 2019 and 2018, respectively, and were recorded in research and development expenses.

In December 2011, we executed a license agreement with AstraZeneca AB for NAV4694, a proprietary compound that is primarily intended for use in diagnosing Alzheimer’s disease and other CNS disorders.  The license agreement is effective until the later of the tenth anniversary of the first commercial sale of NAV4694 or the expiration of the underlying patents.  Under the terms of the license agreement, AstraZeneca granted us an exclusive worldwide royalty-bearing license for NAV4694 with the right to grant sublicenses.  In consideration for the license rights, we paid AstraZeneca a license issue fee of $5.0 million upon execution of the agreement.  We also agreed to pay AstraZeneca up to $6.5 million in contingent milestone payments based on the achievement of certain clinical development and regulatory filing milestones, and up to $11.0 million in contingent milestone payments due following receipt of certain regulatory approvals and the initiation of commercial sales of the licensed product.  In addition, we agreed to pay AstraZeneca a royalty on net sales of licensed and sublicensed products.  In April 2018, the Company executed a sublicense agreement to provide Meilleur worldwide rights to conduct research using NAV4694, as well as an exclusive license for the development and commercialization of NAV4694 in Australia, Canada, China, and Singapore.  Meilleur also has an option to commercialize worldwide.  Total costs related to the AstraZeneca license agreement were $0 in both 2019 and 2018.

b.

Employment Agreements: As of December 31, 2019, we had an employment agreement with one of our senior officers. The employment agreement contains termination and/or change in control provisions that would entitle the officer to approximately four times his annual salary and vest outstanding restricted stock and options to purchase Common Stock if there is a termination without cause or change in control of the Company (as defined) and his employment terminates. As of December 31, 2019, our maximum contingent liability under this agreement in such an event is approximately $2.0 million. The employment agreement generally also provides for severance, disability and death benefits.

19.	Employee Benefit Plan

We maintain an employee benefit plan under Section 401(k) of the IRC. The plan allows employees to make contributions and we may, but are not obligated to, match a portion of the employee’s contribution with our Common Stock, up to a defined maximum. We also pay certain expenses related to maintaining the plan. We recorded expenses related to our 401(k) plan of $14,000 and $40,000 during 2019 and 2018, respectively.

20.	Supplemental Disclosure for Statements of Cash Flows

We paid interest aggregating $8,000 in both 2019 and 2018. During 2019 and 2018, we issued 8,128 and 4,734 shares of Common Stock, respectively, as matching contributions to our 401(k) Plan which were valued at $20,000 and $36,000, respectively. In November 2019, we prepaid $349,000 of insurance premiums through the issuance of a note payable to FIF with an interest rate of 5.0%. In November 2018, we prepaid $393,000 of insurance premiums through the issuance of a note payable to IPFS with an interest rate of 5.1%. As discussed in Notes 12 and 14, in November 2018, the Company issued 925,000 shares of Common Stock of Navidea to Dr. Goldberg, of which approximately 817,857 million shares valued at $3.2 million were applied as payment of the Platinum debt, including principal and accrued interest of $2.2 million and loss on extinguishment of debt of $1.0 million.

21.	Subsequent Events [Update prior to filing if necessary]

On February 13 and 14, 2020, the Company executed agreements with two existing investors to purchase approximately 4.0 million shares of the Company’s Common Stock for aggregate gross proceeds to Navidea of approximately $3.4 million.

Also on February 13, 2020, the Company executed a binding term sheet to sell the judgment entered by the Ohio Court of Common Pleas in favor of Navidea in the amount of $4.3 million plus interest, for $4.2 million of proceeds to Navidea.  The Company has the option, within 45 days of the sale, to repurchase the Judgment for a 10% premium.  Such repurchase option may be in the form of the Company’s Common Stock at a 10% discount to the then-current market price.

The Company has evaluated events and transactions subsequent to December 31, 2019 and through the date these consolidated financial statements were included in this Annual Report on Form 10-K and filed with the SEC.