Form 10-Q
period 2020-03-31
NAVIDEA BIOPHARMACEUTICALS, INC.
filed 2020-05-15
CIK 810509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 21,645,425 shares of common stock, par value $.001 per share (as of the close of business on May 1, 2020).

 NAVIDEA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of March 31, 2020 (unaudited) and December 31, 2019	3

	Consolidated Statements of Operations for the Three-Month Periods Ended March 31, 2020 and 2019 (unaudited)	3

	Consolidated Statements of Comprehensive Loss for the Three-Month Periods Ended March 31, 2020 and 2019 (unaudited)	5

	Consolidated Statements of Stockholders’ (Deficit) Equity for the Three-Month Periods Ended March 31, 2020 and 2019 (unaudited)	6

	Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2020 and 2019 (unaudited)	7

	Notes to the Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

	Forward-Looking Statements	22

	The Company	22

	Technology and Product Candidates	23

	Outlook	26

	Results of Operations	27

	Liquidity and Capital Resources	28

	Off-Balance Sheet Arrangements	29

	Recent Accounting Standards	29

	Critical Accounting Policies	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

	Disclosure Controls and Procedures	30

	Changes in Control Over Financial Reporting	31

PART II – Other Information

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 6.	Exhibits	33

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$601,355	$1,047,159
Accounts and other receivables	1,695,422	901,339
Prepaid expenses and other	1,149,982	967,285
Total current assets	3,446,759	2,915,783
Property and equipment	1,213,996	1,207,537
Less accumulated depreciation and amortization	1,186,041	1,177,327
Property and equipment, net	27,955	30,210
Right-of-use lease assets	458,280	404,594
Less accumulated amortization	118,223	122,906
Right-of-use lease assets, net	340,057	281,688
License agreements, patents and trademarks	536,656	478,672
Less accumulated amortization	101,388	93,259
License agreements, patents and trademarks, net	435,268	385,413
Other assets	227,192	537,812
Total assets	$4,477,231	$4,150,906
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,454,283	$1,112,069
Accrued liabilities and other	2,456,346	2,150,974
Notes payable	175,919	305,955
Lease liabilities, current	268,021	250,553
Total current liabilities	4,354,569	3,819,551
Lease liabilities	513,701	512,344
Deferred revenue	700,000	700,000
Total liabilities	5,568,270	5,031,895
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock; $.001 par value; 300,000,000 shares authorized; 21,194,248 and 19,234,960 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	212,191	210,232
Common stock subscribed; $.001 par value, 3,020,587 and 902,162 shares subscribed at March 31, 2020 and December 31, 2019, respectively	3,021	902
Common stock subscriptions receivable	(912,500)	—
Additional paid-in capital	349,219,656	345,847,676
Accumulated deficit	(350,344,712)	(347,671,102)
Total Navidea stockholders' deficit	(1,822,344)	(1,612,292)
Noncontrolling interest	731,305	731,303
Total stockholders’ deficit	(1,091,039)	(880,989)
Total liabilities and stockholders’ deficit	$4,477,231	$4,150,906

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Royalty revenue	$15,221	$3,150
Grant and other revenue	141,051	38,474
Total revenue	156,272	41,624
Cost of revenue	609	6,126
Gross profit	155,663	35,498
Operating expenses:
Research and development	999,269	740,583
Selling, general and administrative	1,827,754	1,728,516
Total operating expenses	2,827,023	2,469,099
Loss from operations	(2,671,360)	(2,433,601)
Other income (expense):
Interest (expense) income, net	(2,372)	9,848
Other, net	124	(1,135)
Total other income (expense), net	(2,248)	8,713
Loss before income taxes	(2,673,608)	(2,424,888)
Provision for income taxes	—	(876)
Net loss from continuing operations	(2,673,608)	(2,425,764)
Loss from discontinued operations, net of tax effect	—	(3,297)
Net loss	(2,673,608)	(2,429,061)
Income (loss) attributable to noncontrolling interest	2	(12)
Net loss attributable to common stockholders	$(2,673,610)	$(2,429,049)
Loss per common share (basic and diluted):
Continuing operations	$(0.13)	$(0.24)
Attributable to common stockholders	$(0.13)	$(0.24)
Weighted average shares outstanding	20,203,636	10,017,848

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(2,673,608)	$(2,429,061)
Unrealized gain on available-for-sale securities	—	958
Comprehensive loss	$(2,673,608)	$(2,428,103)

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ (Deficit) Equity

(unaudited)

For the Three Months Ended March 31, 2020
	Common Stock		Common Stock Subscribed		Common Stock Subscriptions	Additional Paid-In	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Deficit
Balance, January 1, 2020	19,234,960	$210,232	902,162	$902	$—	$345,847,676	$(347,671,102)	$731,303	$(880,989)
Issued stock in payment of services	3,810	4	—	—	—	4,797	—	—	4,801
Issued stock in payment of employee bonuses	53,315	53	—	—	—	64,458	—	—	64,511
Issued stock pursuant to private placement	902,162	902	(902,162)	(902)	—	—	—	—	—
Issued stock pursuant to registered direct offering, net of costs	1,000,001	1,000	—	—	—	699,000	—	—	700,000
Stock subscribed in connection with private placement	—	—	2,373,529	2,374	(912,500)	2,015,126			1,105,000
Stock subscribed in connection with registered direct offering	—	—	647,058	647	—	549,353			550,000
Stock compensation expense	—	—	—	—	—	39,246	—	—	39,246
Comprehensive loss:
Net loss	—	—	—	—	—	—	(2,673,610)	2	(2,673,608)
Total comprehensive loss	—	—	—	—	—	—	—	—	(2,673,608)
Balance, March 31, 2020	21,194,248	$212,191	3,020,587	$3,021	$(912,500)	$349,219,656	$(350,344,712)	$731,305	$(1,091,039)

For the Three Months Ended March 31, 2019
	Common Stock		Common Stock Subscribed		Additional Paid-In	Accumulated	Accumulated Other Compre- hensive	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
Balance, January 1, 2019	10,019,535	$200,391	—	$—	$338,265,383	$(336,722,905)	$(730)	$668,321	$2,410,460
Issued restricted stock	15,000	300	—	—	—	—	—	—	300
Issued stock pursuant to Stock Purchase Agreement	17,857	357	—	—	49,643	—	—	—	50,000
Stock compensation expense	—	—	—	—	61,978	—	—	—	61,978
Comprehensive loss:
Net loss	—	—	—	—	—	(2,429,049)	—	(12)	(2,429,061)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	958	—	958
Total comprehensive loss	—	—	—	—	—	—	—	—	(2,428,103)
Balance, March 31, 2019	10,052,392	$201,048	—	$—	$338,377,004	$(339,151,954)	$228	$668,309	$94,635

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,673,608)	$(2,429,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,843	36,779
Stock compensation expense	39,246	61,978
Value of stock issued in payment of employee bonuses	64,511	—
Value of stock issued in payment of services	4,801	—
Changes in operating assets and liabilities:
Accounts and other receivables	860,917	11,283
Prepaid expenses, right-of-use lease assets, and other assets	69,554	(217,651)
Accounts payable	342,214	427,894
Accrued, lease and other liabilities	324,197	(56,560)
Net cash used in operating activities	(951,324)	(2,165,338)
Cash flows from investing activities:
Maturities of available-for-sale securities	—	200,000
(Payments for purchases) proceeds from disposal of equipment	(6,459)	26,875
Patent and trademark costs	(57,984)	—
Net cash (used in) provided by investing activities	(64,444)	226,875
Cash flows from financing activities:
Proceeds from issuance of common stock	850,000	50,300
Payment of common stock issuance costs	(150,000)	—
Principal payments on notes payable	(130,036)	(117,276)
Net cash provided by (used in) financing activities	569,964	(66,976)
Net decrease in cash and cash equivalents	(445,804)	(2,005,439)
Cash and cash equivalents, beginning of period	1,047,159	3,475,881
Cash and cash equivalents, end of period	$601,355	$1,470,442

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies

a.

Basis of Presentation: The information presented as of March 31, 2020 and for the three-month periods ended March 31, 2020 and 2019 is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Navidea Biopharmaceuticals, Inc. (“Navidea”, the “Company,” or “we”) believes to be necessary for the fair presentation of results for the periods presented. Certain prior period amounts also have been reclassified to conform to the current year’s presentation. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The balances as of March 31, 2020 and the results for the interim periods are not necessarily indicative of results to be expected for the year. The consolidated financial statements should be read in conjunction with Navidea’s audited consolidated financial statements for the year ended December 31, 2019, which were included as part of our Annual Report on Form 10-K.

Our consolidated financial statements include the accounts of Navidea and our wholly owned subsidiary, Navidea Biopharmaceuticals Limited, as well as those of our majority-owned subsidiary, Macrophage Therapeutics, Inc. (“MT”). All significant inter-company accounts were eliminated in consolidation.

In March 2020, the World Health Organization categorized the current COVID-19 outbreak as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.  COVID-19 continues to spread globally, including throughout the United States, which has impacted the global economy and may impact our operations, including the potential interruption of our clinical trial activities and our supply chain. To date, we do not believe there has been any appreciable impact to the Company’s clinical development and regulatory timelines resulting from COVID-19.  However, the COVID-19 pandemic has adversely affected economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations, including our ability to obtain additional funding, if needed.  To date, much of the funding from the February 2020 transactions described in Note 2 below has been delayed, due in part to the COVID-19 pandemic and its devastating impact on global financial markets.  The extent to which COVID-19 impacts our operations and financial results will depend on numerous evolving factors that we are not able to accurately predict, including: the duration and scope of the pandemic, government actions taken in response to the pandemic, and the impact on our ability to continue to conduct our clinical trials.

b.	Financial Instruments and Fair Value: The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

(1)	Cash and cash equivalents, accounts and other receivables, and accounts payable: The carrying amounts approximate fair value because of the short maturity of these instruments.

(2)

Notes payable: The carrying value of our debt at March 31, 2020 and December 31, 2019 primarily consisted of the face amount of the notes plus accrued interest. At March 31, 2020 and December 31, 2019, the fair value of our notes payable was approximately $176,000 and $306,000, both amounts equal to the carrying value of the notes payable. See Note 8.

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

d.

Leases:  All of our leases are operating leases and are included in right-of-use lease assets, current lease liabilities and noncurrent lease liabilities on our consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rates or implicit rates, when readily determinable. The discount rates used for each lease were based principally on the Platinum debt, which was secured and outstanding for most of 2018. We used a “build-up” method where the approach was to estimate the risk/credit spread priced into the debt rate and then adjust that for the remaining term of each lease. Additionally, some market research was completed on the Company’s peer group as identified for purposes of compensation analysis.  Short-term operating leases which have an initial term of 12 months or less are not recorded on the consolidated balance sheets.  Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense is included in selling, general and administrative expenses on our consolidated statements of operations.  See Note 9.

e.

Recently Adopted Accounting Standards: In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 is intended to improve the effectiveness of disclosure requirements on fair value measurements in Topic 820. ASU 2018-13 modifies certain disclosure requirements and is effective for annual and interim reporting periods beginning after December 15, 2019. The adoption of ASU 2018-13 did not have any impact on our consolidated financial statements or our fair value disclosures.

f.

Recently Issued Accounting Standards: In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to improve consistent application and simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance. ASU 2019-12 is effective for annual and interim reporting periods beginning after December 12, 2020, with early adoption permitted. We do not expect the adoption of ASU 2019-12 to have a material impact on our consolidated financial statements.

2.	Liquidity

As disclosed in the Company’s Annual Report on Form 10-K and other filings, the Company has been engaged in litigation with Platinum-Montaur Life Sciences LLC (“Platinum-Montaur”), an affiliate of Platinum Management (NY) LLC, Platinum Partners Value Arbitrage Fund L.P., Platinum Partners Capital Opportunity Fund, Platinum Partners Liquid Opportunity Master Fund L.P., Platinum Liquid Opportunity Management (NY) LLC, and Montsant Partners LLC (collectively, “Platinum”), in which Platinum-Montaur was seeking damages of approximately $1.9 million plus interest.  See Note 10.

In addition, the Company is engaged in ongoing litigation with our former President and Chief Executive Officer, Dr. Michael Goldberg. See Notes 6 and 10.

The Company has also been engaged in ongoing litigation with Capital Royalty Partners II L.P. (“CRG”) and pursuing recovery of approximately $4.3 million and other damages. On November 27, 2019, the Court of Common Pleas of Franklin County, Ohio (the “Ohio Court”) entered a judgment in the amount of $4.3 million to Navidea, plus statutory interest from April 9, 2018 (the “Judgment”). See Note 10.

In February 2020, the Company executed a binding term sheet to sell the Judgment for $4.2 million of proceeds to Navidea. On May 6, 2020, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent with Keystone Capital Partners, LLC (“Keystone”) pursuant to which the Company agreed to issue to Keystone 420,000 shares of newly-designated Series C Preferred Stock for an aggregate purchase price of $4.2 million. The Series C Preferred Stock will be guaranteed by a portion of the proceeds of the Judgment. See Note 16(b).

In December 2019, the Company executed a Stock Purchase Agreement with the investors named therein. Pursuant to the Stock Purchase Agreement, the investors agreed to purchase approximately 2.1 million shares of the Company’s Common Stock in a private placement for aggregate gross proceeds to the Company of approximately $1.9 million. Of this amount, approximately $1.1 million was received during 2019, resulting in approximately $812,000 of stock subscriptions receivable as of December 31, 2019. The remaining $812,000 of proceeds were received and the related Common Stock was issued in January 2020. See Note 11.

In February 2020, the Company executed agreements with two existing investors to purchase approximately 4.0 million shares of the Company’s Common Stock for aggregate gross proceeds to Navidea of approximately $3.4 million. Of this amount, approximately $850,000 was received during the first quarter of 2020. An additional $1.7 million was received and the related Common Stock was issued during the second quarter of 2020 through the date of filing this Quarterly Report on Form 10-Q. As a result, the Company recorded approximately $1.7 million of stock subscriptions receivable as of March 31, 2020. The remaining $913,000 of proceeds have not been received as of the date of filing this Quarterly Report on Form 10-Q. See Notes 11 and 16(a).

Navidea intends to use the net proceeds from these transactions to fund its research and development programs, including continued advancement of its two Phase 2b and Phase 3 clinical trials of Tc99m tilmanocept in patients with rheumatoid arthritis, and for general working capital purposes and other operating expenses.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020.  Among the provisions contained in the CARES Act is the creation of the Payroll Protection Program (“PPP”) that provides for Small Business Administration (“SBA”) Section 7(a) loans for qualified small businesses. PPP loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. The amount that will be forgiven will be calculated in part with reference to the Company’s full-time headcount during the eight-week period following the funding of the PPP loan.  On April 30, 2020, the Company was informed by its lender, Fifth Third Bank (the “Lender”), that the Lender received approval from the SBA to fund the Company’s request for a loan under the SBA’s PPP (the “PPP Loan”). Per the terms of the PPP Loan, the Company will receive total proceeds of $366,000 from the Lender.  In accordance with the loan forgiveness requirements of the CARES Act, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs, rent and utilities, thus the Company anticipates that 100% of the loan will be forgiven.  See Note 16(d).

During the ongoing COVID-19 global pandemic, the Company’s primary focus is the safety of its employees, the employees of its clinical trial sites, and the patients enrolled in its clinical trials. The Company is working hard to mitigate any safety risk along with any long-term impact on its clinical development programs. To date, we do not believe there has been any appreciable impact to the Company’s clinical development and regulatory timelines resulting from COVID-19.  However, much of the funding from the February 2020 transactions described above has been delayed, due in part to the COVID-19 pandemic and its devastating impact on global financial markets.  The Company is working closely with the parties to these transactions to complete the funding as soon as possible.

The Company has experienced recurring net losses and has used significant cash to fund its operations. The Company has considerable discretion over the extent of development project expenditures and has the ability to curtail the related cash flows as needed. The February 2020 transactions described above have provided approximately $2.5 million of additional working capital, with another $5.1 million to be received in the future. The Company also has funds remaining under outstanding grant awards, and continues working to establish new sources of funding, including collaborations, potential equity investments, and additional grant funding that can augment the balance sheet. However, based on our current working capital and our projected cash burn, and without definitive agreements in place for additional funding, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months following the filing of this Quarterly Report on Form 10-Q.

3.	Revenue from Contracts with Customers

Navidea is focused on the development and commercialization of precision immunodiagnostic agents and immunotherapeutics. We manage our business based on two primary types of drug products: (i) diagnostic substances, including Tc99m tilmanocept and other diagnostic applications of our Manocept platform, and (ii) therapeutic development programs, including all therapeutic applications of our Manocept platform. Tc99m tilmanocept, which the Company has a license to distribute outside of Canada, Mexico and the United States, is the only one of the Company’s drug product candidates that has been approved for sale in any market.  The Company has license and distribution agreements in place in India and China, however Tc99 tilmanocept has not been approved in either of those markets. On May 11, 2020, the Company terminated its license and distribution agreement in Europe, which is the only market in which Tc99m tilmanocept has been approved. See Note 16(c).

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

Up-front and milestone payments received related to our license and distribution agreements in India and China are deferred until Tc99m tilmanocept has been approved by the regulatory authorities in each of those countries. It is not possible to determine with any degree of certainty whether or when regulatory approval for this product will be achieved in India or China, if at all. In addition, since sales of Tc99m tilmanocept have not yet begun in India or China, there is no basis for estimating whether, to what degree, or the rate at which the product will be accepted and utilized in these markets. Therefore, it is not possible to determine with any degree of certainty the expected sales in future periods in those countries. As such, the Company intends to recognize revenue from up-front and milestone payments on a straight-line basis beginning at the time of regulatory approval in each country through the end of the initial term of each agreement. The initial term of each agreement is eight years in India and ten years in China.

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

The sublicense of NAV4694 to Meilleur provides for payments to Navidea including up-front payments, milestones, an option for worldwide commercial rights, royalties on net sales, and reimbursement for product development assistance during the initial transition period. In accordance with Accounting Standards Codification No. 606, Revenue from Contracts with Customers (“ASC 606”), the upfront payments were recognized upon contract inception, and reimbursement for product development assistance will be recognized on a monthly basis. Should some or all of the variable consideration from milestones, the option and royalties meet the requirements of ASC 606 to be included in the transaction price, those amounts will be recognized as revenue in future periods.

Up-front fees, milestones and royalties are generally non-refundable. Therefore, the Company does not estimate expected refunds nor do we adjust revenue downward. The Company will evaluate and update the estimated transaction prices of its contracts with customers at the end of each reporting period.

During the three-month periods ended March 31, 2020 and 2019, the Company recognized revenue from contracts with customers of approximately $15,000 and $14,000. During the three-month periods ended March 31, 2020 and 2019, the Company did not recognize any related impairment losses, nor did the Company recognize any revenue from performance obligations associated with long-term contracts that were satisfied (or partially satisfied) in previous periods.

The following tables disaggregate the Company’s revenue from contracts with customers for the three-month periods ended March 31, 2020 and 2019.

Three Months Ended March 31, 2020	Diagnostics
Royalty revenue:
Europe	$15,221

Three Months Ended March 31, 2019	Diagnostics
Royalty revenue:
Europe	$3,150

Other revenue:
Additional stability studies	$11,024

The following economic factors affect the nature, amount, timing and uncertainty of the Company’s revenue and cash flows as indicated:

Geographical Location of Customers: Drug pricing models vary among different markets, which in turn may affect the royalty rates and milestones we are able to negotiate with our distributors in those markets. Royalty rates and milestone payments vary by contract but may be based in part on the potential market size in each territory. In the case of Tc99m tilmanocept, royalty rates for Europe have been lower than rates in India but higher than in China.

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

Through March 31, 2020, the Company has not capitalized any contract-related costs as contract assets.

The following table summarizes the changes in contract liabilities, the current portion of which is included in accrued liabilities and other in the consolidated balance sheets, during the three-month periods ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Total deferred revenue, beginning of period	$700,000	$711,024
Revenue recognized from satisfaction of performance obligations	—	(11,024)
Total deferred revenue, end of period	$700,000	$700,000

The Company had trade receivables of approximately $0 outstanding as of March 31, 2020 and December 31, 2019.

In addition to revenue from contracts from customers, we also generate revenue from National Institutes of Health (“NIH”) grants to support various product development initiatives. ASC 606 applies to revenue from contracts with customers. A customer is defined as a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ongoing major or central operations in exchange for consideration. The Company’s ongoing major or central operations consist of the development and commercialization of precision immunodiagnostic agents and immunotherapeutics. The NIH and its various institutes are responsible for biomedical and public health research and provide major biomedical research funding to non-NIH research facilities and entities such as Navidea. While the Company will directly benefit from any knowledge gained from the project, there is also a public health benefit provided, which justifies the use of public funds in the form of the grants. Based on the nature of the Company’s operations and the terms of the grant awards, Navidea and the NIH do not have a vendor-customer relationship and the grant awards are outside the scope of ASC 606. Accordingly, ASC 606 need not be applied to NIH grants.

4.	Stock-Based Compensation

For the three-month periods ended March 31, 2020 and 2019, our total stock-based compensation expense, which includes reversals of expense for certain forfeited or cancelled awards, was approximately $39,000 and $62,000, respectively. We have not recorded any income tax benefit related to stock-based compensation in either of the three-month periods ended March 31, 2020 and 2019.

A summary of the status of our stock options as of March 31, 2020, and changes during the three-month period then ended, is presented below.

	Three Months Ended March 31, 2020
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at beginning of period	238,470	$17.38	7.2	$—
Granted	195,000	1.06
Exercised	—	—
Canceled and Forfeited	(1,500)	1.06
Expired	(500)	30.80
Outstanding at end of period	431,470	$10.04	8.3	$—
Exercisable at end of period	112,290	$25.54	5.7	$—

A summary of the status of our unvested restricted stock as of March 31, 2020, and changes during the three-month period then ended, is presented below.

	Three Months Ended March 31, 2020
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at beginning of period	15,000	$2.75
Granted	10,000	1.06
Vested	(15,000)	2.75
Forfeited	—	—
Unvested at end of period	10,000	$1.06

As of March 31, 2020, there was approximately $144,000 of total unrecognized compensation expense related to unvested stock-based awards, which we expect to recognize over the remaining weighted average vesting term of 1.6 years.

5.	Loss Per Share

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

Diluted loss per common share for the three-month periods ended March 31, 2020 and 2019 excludes the effects of 1,515,164 and 902,050 common share equivalents, respectively, since such inclusion would be anti-dilutive. The excluded shares consist of common shares issuable upon exercise of outstanding stock options and warrants.

The Company’s unvested restricted stock awards contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”). Therefore, the unvested restricted stock awards are required to be included in the number of shares outstanding for both basic and diluted earnings per share calculations. However, due to our loss from continuing operations, 10,000 and 15,000 shares of unvested restricted stock for the three-month periods ended March 31, 2020 and 2019, respectively, were excluded in determining basic and diluted loss per share from continuing operations because such inclusion would be anti-dilutive.

6.	Investment in Macrophage Therapeutics, Inc.

In August 2018, Dr. Michael Goldberg resigned from his positions as an executive officer and a director of Navidea. In connection with Dr. Goldberg’s resignation, Navidea and Dr. Goldberg entered into an Agreement (the “Goldberg Agreement”), with the intent of entering into one or more additional definitive agreements, which set forth the terms of the separation from service. In February 2019, the MT Board removed Dr. Goldberg as President and Chief Executive Officer of MT and from any other office of MT to which he may have been appointed or in which he was serving.

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

On December 26, 2019, the District Court ruled on several motions related to the Company and MT and Dr. Goldberg that substantially limited the claims that Dr. Goldberg can pursue against the Company and MT.  Specifically, the Court found that certain portions of Dr. Goldberg’s counterclaims against the Company and third-party claims against Macrophage failed to state a claim upon which relief can be granted. Specifically, the Court ruled that actions taken by the Company and MT, including reconstituting the MT Board, replacing Dr. Goldberg with Jed A. Latkin as Chief Executive Officer of MT, terminating the sublicense between the Company and MT, terminating certain research projects, and allowing MT intellectual property to revert back to the Company, were not breaches of an August 2018 Agreement between the Company, MT and Dr. Goldberg.

The Court also rejected Dr. Goldberg’s claim for wrongful termination as Chief Executive Officer of MT. In addition, the Court found that Dr. Goldberg lacked standing to seek injunctive relief to force the removal of Dr. Claudine Bruck and Michael Rice from MT’s Board of Directors, to invalidate all actions taken by the MT Board on or after November 29, 2018 (the date upon which Dr. Bruck and Mr. Rice were appointed by the Company to the Board of MT), or to reinstate the terminated sublicense between the Company and MT.

In addition, the District Court found the Company’s breach of fiduciary duty claim against Dr. Goldberg for conduct occurring more than three years prior to the filing of the complaint to be time-barred and that Dr. Goldberg is entitled to an advancement of attorneys’ fees solely with respect to that claim.  The parties are in the process of submitting the issue to the District Court for resolution on how much in fees Dr. Goldberg is owed under the District Court’s order.

On January 27, 2020, Dr. Goldberg filed a motion seeking additional advancement from Navidea for fees in connection with the New York Action and the Delaware Action.  Navidea has opposed the motion.

On January 31, 2020, Dr. Goldberg filed a motion for leave to amend his complaint to add back in claims for breach of contract, breach of the implied covenant of good faith and fair dealing, quantum meruit and injunctive relief.  On April 1, 2020, the District Court denied Dr. Goldberg’s motion for leave to amend in its entirety.  The discovery deadline in the New York Action is June 15, 2020.

Delaware Litigation Involving Dr. Goldberg

On February 20, 2019, MT initiated a suit against Dr. Goldberg in the Court of Chancery of the State of Delaware (the “Delaware Court”), alleging, among other things, breach of fiduciary duty as a director and officer of MT and conversion, and to obtain a declaratory judgment that the transactions Dr. Goldberg caused MT to effect are void.  On June 12, 2019, the Delaware Court found that Dr. Goldberg’s actions were not authorized in compliance with the Delaware General Corporate Law.  Specifically, the Delaware Court found that Dr. Goldberg’s creation of a new subsidiary of MT and the purported assignment by Dr. Goldberg of MT’s intellectual property to that subsidiary were void.  The Delaware Court’s ruling follows the order on May 23, 2019 in the case, in which it found Dr. Goldberg in contempt of its prior order holding Dr. Goldberg responsible for the payment of MT’s fees and costs to cure the damages caused by Dr. Goldberg’s contempt.   MT’s claims for breach of fiduciary duty and conversion against Dr. Goldberg remain pending.  As a result of the Delaware Court’s ruling and Navidea’s prior termination of the sublicense between itself and MT, all of the intellectual property related to the Manocept platform is now directly controlled by Navidea. A trial on MT’s claims against Goldberg for breach of fiduciary duty and conversion is presently scheduled for June 2020. However, due to COVID-19 impacts on the judicial system, the Company expects that the trial date will be adjourned to a future date.

Derivative Action Involving Dr. Goldberg

On July 26, 2019, Dr. Goldberg served shareholder demands on the Boards of Navidea and MT repeating many of the claims made in the lawsuits described above.  On or about November 20, 2019, Dr. Goldberg commenced a derivative action purportedly on behalf of MT in the District Court against Dr. Claudine Bruck, Y. Michael Rice, and Jed Latkin alleging a claim for breach of fiduciary duty based on the actions alleged in the demands.  On April 3, 2020, Dr. Goldberg dismissed the derivative action in New York without prejudice and retains the ability to re-file the action in Delaware.  See Notes 2 and 10.

7.	Accounts Payable, Accrued Liabilities and Other

Accounts payable at March 31, 2020 and December 31, 2019 includes an aggregate of $65,000 in both periods due to related parties for director fees. Accrued liabilities and other at March 31, 2020 and December 31, 2019 includes an aggregate of $914,000 and $925,000, respectively, due to related parties for accrued termination costs and bonuses.

8.	Notes Payable

IPFS Corporation

In November 2018, we prepaid $393,000 of insurance premiums through the issuance of a note payable to IPFS Corporation (“IPFS”) with an interest rate of 5.1%. The note was payable in ten monthly installments of $40,000, with the final payment made in August 2019.

Interest expense related to the IPFS note payable totaled $4,000 during the three-month period ended March 31, 2019.

First Insurance Funding

In November 2019, we prepaid $349,000 of insurance premiums through the issuance of a note payable to First Insurance Funding (“FIF”) with an interest rate of 5.0%. The note is payable in eight monthly installments of $44,000, with the final payment due in July 2020.

Interest expense related to the FIF note payable totaled $3,000 during the three-month period ended March 31, 2020. The balance of the FIF note was approximately $176,000 and $306,000 as of March 31, 2020 and December 31, 2019, respectively, and was included in notes payable, current in the consolidated balance sheets.

Summary

During the three-month periods ended March 31, 2020 and 2019, we recorded interest expense of $3,000 and $4,000, respectively, related to our notes payable.

9.	Leases

We currently lease approximately 5,000 square feet of office space at 4995 Bradenton Avenue, Dublin, Ohio, as our principal offices, at a monthly base rent of approximately $3,000. The current least term expires in June 2023.

We also leased approximately 2,000 square feet of office space at 560 Sylvan Avenue, Englewood Cliffs, New Jersey, at a monthly base rent of approximately $3,000. The lease for the New Jersey office space expired on March 31, 2019 and we did not renew.

In addition, we currently lease approximately 25,000 square feet of office space at 5600 Blazer Parkway, Dublin, Ohio, formerly our principal offices, at a monthly base rent of approximately $27,000 in 2020. The current lease term expires in October 2022 with an option to extend for an additional five years. The Company does not intend to renew this lease. In June 2017, the Company executed a sublease arrangement for the Blazer space, providing for monthly sublease payments to Navidea of approximately $39,000 through October 2022.

We also currently lease a vehicle at a monthly payment of approximately $300, expiring in September 2021, and office equipment at a monthly payment of approximately $100, expiring in October 2024.

Total operating lease expense was $51,000 and $66,000 for the three-month periods ended March 31, 2020 and 2019, respectively, and was recorded in selling, general and administrative expenses.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of March 31, 2020.

Maturity of Lease Liabilities	Operating Lease Payments
2020 (remaining)	$248,003
2021	344,552
2022	291,111
2023	19,699
2024	1,355
Total undiscounted operating lease payments	904,720
Less imputed interest	122,998
Present value of operating lease liabilities	$781,722

Balance Sheet Classification
Current lease liabilities	$268,021
Noncurrent lease liabilities	513,701
Total operating lease liabilities	$781,722

Other Information
Weighted-average remaining lease term for operating leases (years)	2.6
Weighted-average discount rate for operating leases	10.9%

Cash paid for amounts included in the present value of operating lease liabilities was $91,000 and $97,000 during the three-month periods ended March 31, 2020 and 2019, respectively, and is included in operating cash flows.

10.	Commitments and Contingencies

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

The Company has also been engaged in ongoing litigation with CRG in the Court of Common Pleas of Franklin County, Ohio related to Navidea’s claims that the Lenders fraudulently induced Navidea to enter into a settlement agreement and breached the terms of the same through certain actions taken by the Lenders in connection with the Global Settlement Agreement reached in 2017, pursuant to which Navidea agreed to pay up to $66.0 million to Lenders, as well as through actions and misrepresentations by CRG after the Global Settlement Agreement was executed.  The claims in that suit are for breach of contract, conversion and unjust enrichment against the Lenders for their collection of more than $66.0 million, the maximum permitted under the Global Settlement Agreement, and their double recovery of amounts paid as part of the $4.1 million paid in June 2016 and recovered again as part of the $66.0 million. CRG’s double recovery and recovery of more than $66.0 million are due to CRG drawing the entire $7.1 million on the Cardinal Health 414 letter of credit.  The Lenders sought a Writ of Prohibition in the Ohio Supreme Court to prevent this case from moving forward, which was denied, and proceedings resumed in front of the Ohio Court. Following an unsuccessful mediation on May 7, 2019, Navidea moved for summary judgment on June 28, 2019.  On November 27, 2019, the Ohio Court found that when CRG collected more than $66.0 million, they took an excess recovery and breached the Global Settlement Agreement.  The Ohio Court awarded approximately $4.3 million to Navidea, plus statutory interest from April 9, 2018, the date CRG drew on the Cardinal Health 414 letter of credit.  The Ohio Court also found that there was no unjust enrichment or conversion by CRG since this was a matter of contract and only contract damages were appropriate.  The decision is a final appealable order and terminates the case before the Ohio Court.  On December 5, 2019, CRG filed a notice of appeal with Ohio’s 10th District Court of Appeals regarding the judgment in favor of Navidea. The briefing of the appeal concluded on March 27, 2020. Oral argument may be held on the appeal, but if and when the oral argument will be held is uncertain due to the disruption caused by the COVID-19 pandemic.  At present, it is unknown how long the disruptions due to the pandemic emergency will last, and thus uncertain as to the timeline under which the matter will progress in the Ohio Court of Appeals.

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

On November 30, 2018, Platinum-Montaur filed a notice of appeal with the United States Court of Appeals for the Second Circuit (the “Second Circuit”) claiming that the District Court erred in dismissing Platinum-Montaur’s claims for breach of contract and unjust enrichment. On January 22, 2019, Platinum-Montaur filed its brief in the Second Circuit, asking the Second Circuit to reverse the District Court and remand the case to the District Court for further proceedings. The Second Circuit held oral argument in this matter on September 5, 2019. On November 25, 2019, the Second Circuit issued a decision which remanded the case to the District Court for further consideration of whether the District Court had jurisdiction over the case following removal from the New York Supreme Court. The Second Circuit did not address the merits of Platinum-Montaur’s allegations against Navidea. By agreement of the parties, the case was remanded from the District Court to the New York Supreme Court. A preliminary conference was set for April 28, 2020 but was cancelled due to the COVID-19 pandemic.  In addition, the New York Supreme Court stopped accepting non-emergency filings due to the pandemic emergency.  At present, it is unknown how long the disruptions due to the pandemic emergency will last, and thus uncertain as to the timeline under which the matter will progress in the New York Supreme Court. See Note 2.

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

On January 31, 2020, Dr. Goldberg filed a motion for leave to amend his complaint to add back in claims for breach of contract, breach of the implied covenant of good faith and fair dealing, quantum meruit and injunctive relief.  On April 1, 2020, the District Court denied Dr. Goldberg’s motion for leave to amend in its entirety. The discovery deadline in the New York Action is June 15, 2020.

Delaware Litigation Involving Dr. Goldberg

On February 20, 2019, MT initiated a suit against Dr. Goldberg in the Court of Chancery of the State of Delaware, alleging, among other things, breach of fiduciary duty as a director and officer of MT and conversion, and to obtain a declaratory judgment that the transactions Dr. Goldberg caused MT to effect are void.  On June 12, 2019, the Delaware Court found that Dr. Goldberg’s actions were not authorized in compliance with the Delaware General Corporate Law.  Specifically, the Delaware Court found that Dr. Goldberg’s creation of a new subsidiary of MT and the purported assignment by Dr. Goldberg of MT’s intellectual property to that subsidiary were void.  The Delaware Court’s ruling follows the order on May 23, 2019 in the case, in which it found Dr. Goldberg in contempt of its prior order holding Dr. Goldberg responsible for the payment of MT’s fees and costs to cure the damages caused by Dr. Goldberg’s contempt.   MT’s claims for breach of fiduciary duty and conversion against Dr. Goldberg remain pending.  As a result of the Delaware Court’s ruling and Navidea’s prior termination of the sublicense between itself and MT, all of the intellectual property related to the Manocept platform is now directly controlled by Navidea.  A trial on MT’s claims against Goldberg for breach of fiduciary duty and conversion is presently scheduled for June 2020. However, due to COVID-19 impacts on the judicial system, the Company expects that the trial date will be adjourned to a future date.

Derivative Action Involving Dr. Goldberg

On July 26, 2019, Dr. Goldberg served shareholder demands on the Boards of Navidea and MT repeating many of the claims made in the lawsuits described above.  On or about November 20, 2019, Dr. Goldberg commenced a derivative action purportedly on behalf of MT in the District Court against Dr. Claudine Bruck, Y. Michael Rice, and Jed Latkin alleging a claim for breach of fiduciary duty based on the actions alleged in the demands.  On April 3, 2020, Dr. Goldberg dismissed the derivative action in New York without prejudice and retains the ability to re-file the action in Delaware. See Notes 2 and 6.

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

The Company regained compliance with the minimum trading price standard following a one-for-twenty reverse split of its issued and outstanding Common Stock on April 26, 2019.

On February 14, 2020, the Company announced the execution of several funding transactions resulting in stockholders’ equity of $6.0 million, which brought the Company back into compliance with Sections 1003(a)(i), (ii) and (iii) of the Guide within the timeframe permitted by the NYSE American.  However, much of the funding from these transactions has been delayed, due in part to the COVID-19 pandemic and its devastating impact on global financial markets. The Company is working closely with the parties to these transactions to complete the funding as soon as possible. The Company had a stockholders’ deficit of approximately $1.8 million as of March 31, 2020.

11.	Equity

In December 2019, the Company executed a Stock Purchase Agreement with the investors named therein. Pursuant to the Stock Purchase Agreement, the investors agreed to purchase approximately 2.1 million shares of the Company’s Common Stock in a private placement for aggregate gross proceeds to the Company of approximately $1.9 million. Of this amount, approximately $1.1 million was received during 2019, resulting in approximately $812,000 of stock subscriptions receivable as of December 31, 2019. The remaining $812,000 of proceeds were received and the related Common Stock was issued in January 2020. In accordance with current accounting guidance, the $812,000 of stock subscriptions receivable was included in accounts and other receivables in the consolidated balance sheet at December 31, 2019.

In February 2020, the Company executed agreements with two existing investors to purchase approximately 4.0 million shares of the Company’s Common Stock for aggregate gross proceeds to Navidea of approximately $3.4 million. Of this amount, approximately $850,000 was received during the first quarter of 2020. An additional $1.7 million was received and the related Common Stock was issued during the second quarter of 2020 through the date of filing this Quarterly Report on Form 10-Q. As a result, the Company recorded approximately $1.7 million of stock subscriptions receivable as of March 31, 2020. The remaining $913,000 of proceeds have not been received as of the date of filing this Quarterly Report on Form 10-Q. In accordance with current accounting guidance, the $1.7 million of stock subscriptions receivable was included in accounts and other receivables, and the $913,000 of stock subscriptions receivable was included in common stock subscriptions receivable in the consolidated balance sheet at March 31, 2020.

Navidea intends to use the net proceeds from these transactions to fund its research and development programs, including continued advancement of its two Phase 2b and Phase 3 clinical trials of Tc99m tilmanocept in patients with rheumatoid arthritis, and for general working capital purposes and other operating expenses. See Note 2.

During the three-month period ended March 31, 2020, we issued 53,315 shares of our common stock valued at $65,000 to our employees as partial payment in lieu of cash for their 2019 bonuses.

12.	Stock Warrants

At March 31, 2020, there are 1.4 million warrants outstanding to purchase Navidea's common stock. The warrants are exercisable at prices ranging from $0.20 to $49.80 per share with a weighted average exercise price of $13.26 per share. The warrants have remaining outstanding terms ranging from one to 15.4 years.

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

Current accounting standards require a valuation allowance against DTAs if, based on the weight of available evidence, it is more likely than not that some or all of the DTAs may not be realized. Due to the uncertainty surrounding the realization of these DTAs in future tax returns, all of the DTAs have been fully offset by a valuation allowance at March 31, 2020 and December 31, 2019, except the alternative minimum tax (“AMT”) credit carryforward amount described below.

In assessing the realizability of DTAs, management considers whether it is more likely than not that some portion or all of the DTAs will not be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods) and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the DTAs are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences or tax carryforwards as of March 31, 2020, except for the AMT credit carryforward.

The Tax Cuts and Jobs Act (the “Tax Act”) was signed into law on December 22, 2017. The Tax Act repealed the AMT for corporations, and permits any existing AMT credit carryforwards to be used to reduce the regular tax obligation in 2018, 2019 and 2020. Under the Tax Act, companies may continue using AMT credits to offset any regular income tax liability in years 2018 through 2020, with 50% of remaining AMT credits refunded in each of the 2018, 2019 and 2020 tax years, and all remaining credits refunded in tax year 2021. This results in full realization of an existing AMT credit carryforward irrespective of future taxable income. Accordingly, the Company recorded AMT credit carryforwards of $621,000 as of December 31, 2019, 50% of which was included in prepaid expenses and other current assets, and 50% of which was included in other noncurrent assets as of December 31, 2019.

The CARES Act was signed into law on March 27, 2020. Under the CARES Act, corporate AMT credits are now 100% refundable as early as the 2018 tax year. Accordingly, the Company has filed for the refund of all $621,000 of AMT credit carryforwards, and they are included in prepaid expenses and other current assets as of March 31, 2020.

Current accounting standards include guidance on the accounting for uncertainty in income taxes recognized in the financial statements. Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility. As a result, no liability for uncertain tax positions was recorded as of March 31, 2020 or December 31, 2019 and we do not expect any significant changes in the next twelve months. Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense. As of March 31, 2020, tax years 2016-2019 remained subject to examination by federal and state tax authorities.

As of March 31, 2020, we had approximately $142.2 million of federal and $20.1 million of state net operating loss carryforwards, as well as approximately $8.8 million of federal R&D credit carryforwards.

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

Certain prior period amounts also have been reclassified to conform to the current period presentation. An adjustment has been made to the Consolidated Statements of Operations for the three-month period ended March 31, 2019, to classify sublease revenue of $94,000 as a reduction in Selling, General and Administrative Expense. This change in classification does not affect previously reported net loss on the Consolidated Statement of Operations.

The information in the following tables is derived directly from each reportable segment’s financial reporting.

Three Months Ended March 31, 2020	Diagnostics	Therapeutics	Corporate	Total
Royalty revenue	$15,221	$—	$—	$15,221
Grant and other revenue	58,916	82,135	—	141,051
Total revenue	74,137	82,135	—	156,272
Cost of revenue	609	—	—	609
Research and development expenses	957,626	41,643	—	999,269
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	(1,522)	1,812,433	1,810,911
Depreciation and amortization (2)	—	—	16,843	16,843
(Loss) income from operations (3)	(884,098)	42,014	(1,829,276)	(2,671,360)
Other expense (4)	—	—	(2,248)	(2,248)
Net loss	(884,098)	42,014	(1,831,524)	(2,673,608)
Total assets, net of depreciation and amortization:
United States	$36,671	$2,494	$4,438,066	$4,477,231
International	—	—	—	—
Capital expenditures	—	—	6,459	6,459

Three Months Ended March 31, 2019	Diagnostics	Therapeutics	Corporate	Total
Royalty revenue	$3,150	$—	$—	$3,150
Grant and other revenue	35,991	2,483	—	38,474
Total revenue	39,141	2,483	—	41,624
Cost of revenue	6,126	—	—	6,126
Research and development expenses	740,583	—	—	740,583
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	11,714	1,680,023	1,691,737
Depreciation and amortization (2)	—	—	36,779	36,779
Loss from operations (3)	(707,568)	(9,231)	(1,716,802)	(2,433,601)
Other income (4)	—	—	8,713	8,713
Provision for income taxes	(256)	(3)	(617)	(876)
Net loss from continuing operations	(707,824)	(9,234)	(1,708,706)	(2,425,764)
Loss from discontinued operations, net of tax	(3,297)	—	—	(3,297)
Net loss	(711,121)	(9,234)	(1,708,706)	(2,429,061)
Total assets, net of depreciation and amortization:
United States	$55,213	$2,411	$4,891,112	$4,948,736
International	10,422	—	602	11,024
Capital expenditures	—	—	—	—

(1)

General and administrative expenses, excluding depreciation and amortization, represent costs that relate to the general administration of the Company and as such are not currently allocated to our individual reportable segments.

(2)	Depreciation and amortization are reflected in selling, general and administrative expenses ($16,843 and $36,779 for the three-month periods ended March 31, 2020 and 2019, respectively).
(3)	Income (loss) from operations does not reflect the allocation of certain selling, general and administrative expenses, excluding depreciation and amortization, to our individual reportable segments.
(4)	Amounts consist primarily of interest income and interest expense, which are not currently allocated to our individual reportable segments.

15.	Supplemental Disclosure for Statements of Cash Flows

During the three-month periods ended March 31, 2020 and 2019, we paid interest aggregating $3,000 and $4,000, respectively. During the three-month period ended March 31, 2020, we issued 53,315 shares of our common stock valued at $65,000 to our employees as partial payment in lieu of cash for their 2019 bonuses.

16.	Subsequent Events

The Company has evaluated events and transactions subsequent to March 31, 2020 and through the date these consolidated financial statements were included in this Quarterly Report on Form 10-Q and filed with the SEC.

a.

Common Stock: In February 2020, the Company executed agreements with two existing investors to purchase approximately 4.0 million shares of the Company’s Common Stock for aggregate gross proceeds to Navidea of approximately $3.4 million. Of this amount, approximately $850,000 was received during the first quarter of 2020. An additional $1.7 million was received and the related Common Stock was issued during the second quarter of 2020 through the date of filing this Quarterly Report on Form 10-Q. As a result, the Company recorded approximately $1.7 million of stock subscriptions receivable as of March 31, 2020. The remaining $913,000 of proceeds have not been received as of the date of filing this Quarterly Report on Form 10-Q.

b.

Preferred Stock:  In February 2020, the Company executed a binding term sheet to sell the Judgment entered by the Ohio Court of Common Pleas in favor of Navidea in the amount of $4.3 million plus interest, for $4.2 million of proceeds to Navidea.  On May 6, 2020, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent with Keystone pursuant to which the Company agreed to issue to Keystone 420,000 shares of newly-designated Series C Preferred Stock for an aggregate purchase price of $4.2 million.  Pursuant to the Stock Purchase Agreement, Keystone will purchase shares of Series C Preferred Stock in amounts to be determined by Keystone in one or more closings (each, a “Call Closing”) on or before November 6, 2020, provided that all of the Series C Preferred Stock must be purchased by such date.

Holders of the Series C Preferred Stock may convert some or all of the Series C Preferred Stock into shares of the Company’s Common Stock at a 10% discount to market (the “Conversion Shares”), provided that the Company may not issue such Conversion Shares in excess of 19.99% of the number of shares of Company common stock outstanding as of the date of the investment (the “Exchange Cap”) without shareholder approval, which the Company is not required to seek. In the event that (a) the Company does not have enough Conversion Shares registered for resale so as to allow for a requested conversion and immediate resale, or (b) if the number of Conversion Shares issued reaches the Exchange Cap, then the Company will be required to redeem the difference in cash at $11 per share of Series C Preferred Stock, but only if, when and to the extent that the Company has received cash proceeds as a result of the Judgment being affirmed.

c.

License Termination:  On May 11, 2020 (the “Termination Date”), the Company entered into a Termination Agreement (the “Termination Agreement”) with SpePharm AG (“SpePharm”) and Norgine BV (“Norgine”) which terminated that certain Exclusive License Agreement dated March 5, 2015 (as amended to date, the “License Agreement”). Under the License Agreement, SpePharm had the exclusive right to develop, manufacture and commercialize the Company’s products approved for radiolabeling with Tc99m and containing Lymphoseek® (collectively, the “Products”) in several jurisdictions abroad, including the United Kingdom, France, Germany, Australia and New Zealand (collectively, the “Licensed Territory”). In exchange for such rights, the Company was entitled to certain royalty payments.

Pursuant to the Termination Agreement, the parties agreed that neither owed the other any payments due under the License Agreement as of the Termination Date and that, among other things, SpePharm will no longer have any right in, nor claim to, any intellectual property owned by the Company or its affiliates anywhere in the world. SpePharm also agreed to perform certain wind-down activities (the “Wind-Down Activities”) during the six-month period following the Termination Date (the “Transition Period”). The Wind-Down Activities include, without limitation, SpePharm transferring to the Company or its designee(s) the regulatory approvals controlled by SpePharm or its affiliates for the purpose of marketing, distributing and selling the Products in the Licensed Territory. SpePharm will also transfer to the Company certain tenders and other customer and sales contracts related to the Products. Subject to the terms of the Termination Agreement, Norgine, an affiliate of SpePharm, agreed to guarantee SpePharm’s performance of its obligations under the Termination Agreement.

d.	Payroll Protection Program Loan: The CARES Act was enacted on March 27, 2020. Among the provisions contained in the CARES Act is the creation of the PPP that provides for SBA Section 7(a) loans for qualified small businesses. PPP Loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. The amount that will be forgiven will be calculated in part with reference to the Company’s full-time headcount during the eight-week period following the funding of the PPP loan. On April 30, 2020, the Company was informed by the Lender that the Lender received approval from the SBA to fund the Company’s request for a PPP Loan. Per the terms of the PPP Loan, the Company will receive total proceeds of $366,000 from the Lender. In accordance with the loan forgiveness requirements of the CARES Act, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs, rent and utilities, thus the Company anticipates that 100% of the loan will be forgiven. The interest rate on the PPP Loan is a fixed rate of 1% per annum. To the extent that the amounts owed under the PPP Loan, or a portion of them, are not forgiven, the Company will be required to make principal and interest payments in monthly installments beginning six months from the date of the PPP Loan. The PPP Loan matures in two years. The PPP Loan includes events of default. Upon the occurrence of an event of default, the Lender will have the right to exercise remedies against the Company, including the right to require immediate payment of all amounts due under the PPP Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, but not limited to:

●	the impact of the global COVID-19 pandemic on our business, financial condition or prospects, including a decline in the volume of procedures using our products, potential delays and disruptions to global supply chains, manufacturing activities, logistics, operations, employees and contractors, the business activities of our suppliers, distributors, customers and other business partners, as well as the effects on worldwide economies, financial markets, social institutions, labor markets and healthcare systems;

●	our history of operating losses and uncertainty of future profitability;

●	our ability to successfully complete research and further development of our drug candidates;

●	the timing, cost and uncertainty of obtaining regulatory approvals of our drug candidates;

●	our ability to successfully commercialize our drug candidates;

●	our ability to raise capital sufficient to fund our development programs;

●	delays in receipt of anticipated proceeds from our capital funding transactions and other receivables;

●	our dependence on royalties and grant revenue;

●	our limited product line and distribution channels;

●	advances in technologies and development of new competitive products;

●	our ability to maintain effective control over financial reporting;

●	the outcome of any pending litigation;

●	our ability to comply with NYSE American continued listing standards; and

●	other risk factors set forth in this report and detailed in our most recent Annual Report on Form 10-K and other SEC filings.

In addition, in this report, we use words such as “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” “project,” and similar expressions to identify forward-looking statements.

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

In March 2017, the Company completed the sale to Cardinal Health 414, LLC (“Cardinal Health 414”) of its assets related to the Company’s radioactive diagnostic agent Tc99m tilmanocept, marketed under the Lymphoseek® trademark, used for lymphatic mapping, lymph node biopsy, and the diagnosis of metastatic spread to lymph nodes for staging of cancer, in Canada, Mexico and the United States.

Other than Tc99m tilmanocept, which the Company has a license to distribute outside of Canada, Mexico and the United States, none of the Company’s drug product candidates have been approved for sale in any market.

Our business is focused on two primary types of drug products: (i) diagnostic substances, including Tc99m tilmanocept and other diagnostic applications of our Manocept platform, and NAV4694 (sublicensed in April 2018), and (ii) therapeutic development programs, including therapeutic applications of our Manocept platform. See Note 14 to the accompanying consolidated financial statements for more information about our business segments.

Technology and Product Candidates

Our primary development efforts over the last several years were focused on diagnostic products, including Lymphoseek, which was sold to Cardinal Health 414 in March 2017. Our more recent initiatives have been focused exclusively on diagnostic and therapeutic line extensions based on our Manocept platform.

During the ongoing COVID-19 global pandemic, the Company’s primary focus is the safety of its employees, the employees of its clinical trial sites, and the patients enrolled in its clinical trials. The Company is working hard to mitigate any safety risk along with any long-term impact on its clinical development programs. To date, we do not believe there has been any appreciable impact to the Company’s clinical development and regulatory timelines resulting from COVID-19.  Navidea has enrolled sufficient patients in Arm 3 of the Company’s ongoing Phase 2b clinical trial (NAV3-31) and is on schedule to deliver interim data in the timeframe previously communicated.  The Company’s pivotal Phase 3 trial for rheumatoid arthritis (NAV3-33) also remains on track for a second-half 2020 launch as previously communicated.  In addition, analysis of the data from the Company’s cardiovascular Phase 2b study remains on schedule. Results provided to Navidea thus far have paralleled data in our earlier published article, and these data are supportive of Navidea’s hypothesis that tilmanocept can provide marked signal to background in a host of cardiovascular disease applications. Navidea continues to anticipate meeting with the FDA in the coming months to discuss upcoming clinical trial designs.

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

Outlook

Our operating expenses in recent years have been focused primarily on support of both diagnostic and therapeutic applications of our Manocept platform, and Tc99m tilmanocept. We incurred approximately $999,000 and $741,000 in total on research and development activities during the three-month periods ended March 31, 2020 and 2019, respectively. Of the total amounts we spent on research and development during those periods, excluding costs related to our internal research and development headcount and our general and administrative staff which we do not currently allocate among the various development programs that we have underway, we incurred out-of-pocket charges by program as follows:

	Three Months Ended March 31,
Development Program (a)	2020	2019
Manocept Platform – Diagnostics	$527,254	$205,160
Manocept Platform – Therapeutics	42,193	166,988
Tc99m Tilmanocept	(550)	9,750

(a)	Certain development program expenditures were offset by grant reimbursement revenues totaling $141,000 and $21,000 during the three-month periods ended March 31, 2020 and 2019, respectively.

We expect to continue the advancement of our efforts with our Manocept platform during the remainder of 2020. We currently expect our total research and development expenses, including both out-of-pocket charges as well as internal headcount and support costs, to be higher in 2020 than in 2019. However, COVID-19 continues to spread globally, which has impacted the global economy and may impact our operations, including the potential interruption of our clinical trial activities and our supply chain.  To date, there has been no appreciable impact to the Company’s clinical development and regulatory timelines resulting from COVID-19. However, it is still possible that the COVID-19 outbreak may delay enrollment in our clinical trials due to prioritization of hospital resources toward the outbreak, and some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results.  The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver clinical drug supplies on a timely basis or at all.  In addition, hospitals may reduce staffing and reduce or postpone certain treatments in response to the spread of an infectious disease.  Such events may result in a period of business disruption, and in reduced operations, or doctors and medical providers may be unwilling to participate in our clinical trials, any of which could materially affect our business, financial condition and results of operations.

The extent to which the global COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to contain or treat its impact, among others.  The COVID-19 pandemic has adversely affected economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations, including our ability to obtain additional funding, if needed.  To date, much of the funding from the February 2020 transactions described below in “Liquidity and Capital Resources” has been delayed, due in part to the COVID-19 pandemic and its devastating impact on global financial markets. The Company is working closely with the parties to these transactions to complete the funding as soon as possible.

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

Three Months Ended March 31, 2020 and 2019

Royalty Revenue. During the first quarters of 2020 and 2019, we recognized royalty revenue of $15,000 and $3,000, respectively, related to our license agreement with SpePharm AG (an affiliate of Norgine BV) in Europe.

Grant and Other Revenue. During the first quarters of 2020 and 2019, we recognized grant and other revenue of $141,000 and $38,000, respectively. Grant revenue of $141,000 and $21,000 during the first quarters of 2020 and 2019, respectively, was primarily related to SBIR grants from the NIH supporting Manocept development.

Research and Development Expenses. Research and development expenses increased $258,000, or 35%, to $999,000 during the first quarter of 2020 from $741,000 during the same period in 2019. The increase was primarily due to net increases in drug project expenses related to (i) increased Manocept diagnostic development costs of $322,000 including increased clinical trial costs and increased manufacturing-related activities; and (ii) increased NAV4694 development costs of $15,000 resulting from the reversal of certain clinical development cost accruals in the first quarter of 2019; offset by (iii) decreased Manocept therapeutic development costs of $125,000 including decreased preclinical and clinical development costs; and (iv) decreased Tc99m tilmanocept development costs of $10,000 including decreased license fees. The net increase in research and development expenses also included increased compensation including incentive-based awards of $73,000 related to net increased headcount and salaries, offset by decreased general office expenses of $11,000 and decreased regulatory consulting costs of $6,000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $99,000, or 6%, to $1.8 million during the first quarter of 2020 from $1.7 million during the same period in 2019. Increased legal and professional services of $119,000, increased compensation including incentive-based awards of $34,000, and increased franchise taxes of $30,000 were offset by decreased depreciation and amortization expenses of $20,000, decreased insurance costs of $19,000, decreased travel expenses of $19,000, and decreased investor relations costs of $13,000.

Other Income (Expense). Other expense, net, was $2,000 during the first quarter of 2020 compared to other income, net of $9,000 during the same period in 2019. During the first quarters of 2020 and 2019, we recognized interest income of $1,000 and $13,000, respectively. During the first quarters of 2020 and 2019, we recognized interest expense of $3,000 and $4,000, respectively.

Liquidity and Capital Resources

Cash balances decreased to $601,000 at March 31, 2020 from $1.0 million at December 31, 2019. The net decrease was primarily due to cash used to fund our operations of $951,000, payments on notes payable of $130,000 and patent and trademark costs of $58,000, offset by net proceeds from issuance of common stock of $700,000.

Operating Activities. Cash used in operations was $951,000 during the first quarter of 2020 compared to $2.2 million used during the same period in 2019.

Accounts and other receivables increased to $1.7 million at March 31, 2020 from $901,000 at December 31, 2019, primarily due to the increased common stock subscriptions of $843,000 offset by the receipt of grant reimbursements of $46,000.

Prepaid expenses and other current assets increased to $1.1 million at March 31, 2020 from $967,000 at December 31, 2019, primarily due to the acceleration of expected AMT tax credit refund timing to the current year, offset by normal amortization of prepaid insurance.

Accounts payable increased to $1.5 million at March 31, 2020 from $1.1 million at December 31, 2019, primarily driven by net increased payables due for legal and professional services, offset by decreased payables due to clinical development activities. Accrued liabilities and other current liabilities increased to $2.4 million at March 31, 2020 from $2.1 million at December 31, 2019, primarily related to increased accruals for legal and professional services and Manocept development costs. Our payable and accrual balances will continue to fluctuate but will likely increase overall as we increase our development activity related to the Manocept platform.

Investing Activities. Investing activities used $64,000 during the first quarter of 2020 compared to $227,000 provided during the same period in 2019. Patent and trademark costs used $58,000 and purchases of property and equipment used $6,000 during the first quarter of 2020. Maturities of available-for-sale securities provided $200,000 and the return of previously-purchased property and equipment provided $27,000 during the first quarter of 2019.

Financing Activities. Financing activities provided $570,000 during the first quarter of 2020 compared to $67,000 used during the same period in 2019. The $570,000 provided by financing activities in the first quarter of 2020 consisted primarily of proceeds from issuance of common stock of $850,000, offset by payment of common stock issuance costs of $150,000 and principal payments on financed insurance premiums of $130,000. The $67,000 used by financing activities in the first quarter of 2019 consisted primarily of principal payments on financed insurance premiums of $117,000, offset by proceeds from issuance of common stock of $50,000.

Registered Offerings

On February 14, 2020, we executed an agreement with an investor to purchase 1,647,059 million shares of our Common Stock at a price of $0.85 per share for aggregate gross proceeds to Navidea of approximately $1.4 million. The offering was made pursuant to our shelf registration statement on Form S‑3 (Registration No. 333-222092), which was declared effective by the Securities and Exchange Commission (the “SEC”) on December 27, 2017, including the prospectus contained therein, as well as a prospectus supplement filed with the SEC on February 18, 2020. We intend to use the net proceeds from this offering to fund our research and development programs, including continued advancement of our two Phase 2b and Phase 3 clinical trials of Tc99m tilmanocept in patients with rheumatoid arthritis, and for general working capital purposes and other operating expenses. See Notes 2, 11 and 16(a) to the accompanying consolidated financial statements.

Private Placements

On February 13, 2020, we executed a stock purchase agreement with John K. Scott, Jr. to purchase approximately 2.4 million shares of Common Stock for aggregate gross proceeds of approximately $2.0 million. We intend to use the net proceeds from this private placement to fund our research and development programs, including continued advancement of our two Phase 2b and Phase 3 clinical trials of Tc99m tilmanocept in patients with rheumatoid arthritis, and for general working capital purposes and other operating expenses. The securities offered and sold in the private placement to Mr. Scott were not registered under the Securities Act of 1933, as amended, or state securities laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration requirements. We have agreed to file a registration statement with the SEC covering the resale of the shares of Common Stock issued to Mr. Scott. See Notes 2, 11 and 16(a) to the accompanying consolidated financial statements.

CRG Litigation

On February 13, 2020, the Company executed a binding term sheet to sell the Judgment for $4.2 million of proceeds to Navidea.  On May 6, 2020, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent with Keystone pursuant to which the Company agreed to issue to Keystone 420,000 shares of newly-designated Series C Preferred Stock for an aggregate purchase price of $4.2 million.  The Series C Preferred Stock will be guaranteed by a portion of the proceeds of the Judgment. See Notes 2 and 16(b) to the accompanying consolidated financial statements.

Platinum Litigation

See Notes 2 and 10 to the accompanying consolidated financial statements.

Goldberg Agreement and Litigation

See Notes 2, 6 and 10 to the accompanying consolidated financial statements.

Paycheck Protection Program Loan

The CARES Act was enacted on March 27, 2020.  Among the provisions contained in the CARES Act is the creation of the PPP that provides for SBA Section 7(a) loans for qualified small businesses.  PPP loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. The amount that will be forgiven will be calculated in part with reference to the Company’s full-time headcount during the eight-week period following the funding of the PPP loan.  On April 30, 2020, the Company was informed by the Lender that the Lender received approval from the SBA to fund the Company’s request for a PPP Loan.  Per the terms of the PPP Loan, the Company will receive total proceeds of $366,000 from the Lender.  In accordance with the loan forgiveness requirements of the CARES Act, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs, rent and utilities, thus the Company anticipates that 100% of the loan will be forgiven.  See Notes 2 and 16(d) to the accompanying consolidated financial statements.

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

The Company is currently engaged in litigation with Dr. Goldberg, CRG and Platinum-Montaur.  In addition, the Company has experienced recurring net losses and has used significant cash to fund its operations.  The Company has considerable discretion over the extent of development project expenditures and has the ability to curtail the related cash flows as needed.  The Company also has funds remaining under outstanding grant awards, and continues working to establish new sources of funding, including collaborations, potential equity investments, and additional grant funding that can augment the balance sheet.  However, COVID-19 continues to spread globally, which has impacted the global economy and may impact our operations, including the potential interruption of our clinical trial activities and our supply chain. To date, we do not believe there has been any appreciable impact to the Company’s clinical development and regulatory timelines resulting from COVID-19.  The COVID-19 pandemic has adversely affected economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations, including our ability to obtain additional funding, if needed.  To date, much of the funding from the February 2020 transactions described above has been delayed, due in part to the COVID-19 pandemic and its devastating impact on global financial markets.  The Company is working closely with the parties to these transactions to complete the funding as soon as possible.  Based on our current working capital and our projected cash burn, and without definitive agreements in place for additional funding, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months following the issuance of this Quarterly Report on Form 10-Q.  See Note 2 to the accompanying consolidated financial statements.

In addition, the COVID-19 pandemic may negatively impact the Company’s operations, including possible effects on its financial condition, ability to access the capital markets on attractive terms or at all, liquidity, operations, suppliers, industry, and workforce. The Company will continue to evaluate the impact that these events could have on the operations, financial position, and the results of operations and cash flows during fiscal year 2020 and beyond.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements.

Recent Accounting Standards

See Notes 1(e) and 1(f) to the accompanying consolidated financial statements for a summary of all recent accounting standards.

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

Under the supervision and with the participation of our management, including Mr. Latkin, who serves as our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2020, and concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Control Over Financial Reporting

During the quarter ended March 31, 2020, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the accompanying consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes to the Company's risk factors as previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 18, 2020, except as described below.

A pandemic, epidemic or outbreak of an infectious disease in the United States may adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our development and commercialization efforts may be adversely affected. The COVID-19 pandemic continues to spread globally, which has impacted the global economy and may impact our operations, including the potential interruption of our clinical trial activities and our supply chain. During the ongoing COVID-19 global pandemic, the Company’s primary focus is the safety of its employees, the employees of its clinical trial sites, and the patients enrolled in its clinical trials. The Company is working hard to mitigate any safety risk along with any long-term impact on its clinical development programs.

To date, we do not believe there has been any appreciable impact to the Company’s clinical development and regulatory timelines resulting from COVID-19.  However, it is still possible that the COVID-19 outbreak may delay enrollment in our clinical trials due to prioritization of hospital resources toward the outbreak, and some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results. The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver clinical drug supplies on a timely basis or at all. In addition, hospitals may reduce staffing and reduce or postpone certain treatments in response to the spread of an infectious disease. Such events may result in a period of business disruption, and in reduced operations, or doctors and medical providers may be unwilling to participate in our clinical trials, any of which could materially affect our business, financial condition and results of operations.

The extent to which the global COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to contain or treat its impact, among others. The COVID-19 pandemic has adversely affected economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations, including our ability to obtain additional funding, if needed.

In connection with the COVID-19 pandemic, the following risks could have a material effect on our business, financial condition, results of operations and prospects:

●	The inability or unwillingness of some patients to visit hospitals or clinics in order to enroll in clinical trials;

●

The inability of global suppliers of raw materials or components used in the manufacture of our products, or contract manufacturers of our products, to supply and/or transport those raw materials, components and products to us in a timely and cost effective manner due to shutdowns, interruptions or delays, limiting and precluding the production of our finished products, impacting our ability to supply customers, reducing our sales, increasing our costs of goods sold, and reducing our absorption of overhead;

●

The reduced capacity or productivity of as a result of possible illness, quarantine or other inability of our employees and contractors to work, despite all of the preventative measures we continue to undertake to protect the health and safety of our workforce;

●

The illiquidity or insolvency of our suppliers, vendors and customers, or their inability to pay our invoices in full or in a timely manner, due to the reduction in their revenues caused by the cancellation or delay of procedures and other factors, which could potentially reduce our cash flow and our liquidity;

●

Delays in our ability, and the ability of our development partners, to conduct, enroll and complete clinical development programs such as the Company’s Phase 2b clinical trial (NAV3-31) and Phase 3 clinical trial for rheumatoid arthritis (NAV3-33);

●	Delays of regulatory reviews and approvals, including with respect to our product candidates, by the FDA or other health or regulatory authorities;

●	Our ability to maintain employee morale and motivate and retain management personnel and other key employees;

●

The instability to worldwide economies, financial markets, social institutions, labor markets and the healthcare systems as a result of the COVID-19 pandemic, which could result in an economic downturn that could adversely impact our business, results of operations and financial condition, as well as that of our investors, suppliers, customers or other business partners. For example, to date, much of the funding from the February 2020 transactions described above in “Liquidity and Capital Resources” has been delayed, due in part to the COVID-19 pandemic and its devastating impact on global financial markets.  The Company is working closely with the parties to these transactions to complete the funding as soon as possible; and

●	A recurrence of the COVID-19 pandemic after social distancing and other similar measures have been relaxed.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVIDEA BIOPHARMACEUTICALS, INC.
(the Company)
May 15, 2020

By:	/s/ Jed A. Latkin

Jed A. Latkin
Chief Executive Officer, Chief Operating Officer and Chief Financial Officer
(Authorized Officer; Principal Executive, Financial and Accounting Officer)