Form 10-Q
period 2020-06-30
NAVIDEA BIOPHARMACEUTICALS, INC.
filed 2020-08-14
CIK 810509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,845,972 shares of common stock, par value $.001 per share (as of the close of business on August 7, 2020).

NAVIDEA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019	3

	Consolidated Statements of Operations for the Three-Month and Six-Month Periods Ended June 30, 2020 and 2019 (unaudited)	5

	Consolidated Statements of Comprehensive Loss for the Three-Month and Six-Month Periods Ended June 30, 2020 and 2019 (unaudited)	6

	Consolidated Statements of Stockholders’ (Deficit) Equity for the Six-Month Periods Ended June 30, 2020 and 2019 (unaudited)	7

	Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2020 and 2019 (unaudited)	9

	Notes to the Consolidated Financial Statements (unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

	Forward-Looking Statements	27

	The Company	27

	Technology and Product Candidates	28

	Outlook	31

	Results of Operations	32

	Liquidity and Capital Resources	33

	Off-Balance Sheet Arrangements	35

	Recent Accounting Standards	35

	Critical Accounting Policies	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

	Disclosure Controls and Procedures	36

	Changes in Control Over Financial Reporting	37

PART II – Other Information

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 5.	Other Information	39

Item 6.	Exhibits	40

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,617,001	$1,047,159
Stock subscriptions and other receivables	4,037,187	901,339
Prepaid expenses and other	411,834	967,285
Total current assets	6,066,022	2,915,783
Property and equipment	1,215,944	1,207,537
Less accumulated depreciation and amortization	1,195,167	1,177,327
Property and equipment, net	20,777	30,210
Right-of-use lease assets	458,280	404,594
Less accumulated amortization	148,011	122,906
Right-of-use lease assets, net	310,269	281,688
License agreements, patents and trademarks	593,942	478,672
Less accumulated amortization	111,519	93,259
License agreements, patents and trademarks, net	482,423	385,413
Other assets	227,192	537,812
Total assets	$7,106,683	$4,150,906

(continued)

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	June 30, 2020	December 31, 2019
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,160,911	$1,112,069
Accrued liabilities and other	2,296,544	2,150,974
Notes payable	410,254	305,955
Lease liabilities, current	277,365	250,553
Total current liabilities	4,145,074	3,819,551
Lease liabilities	434,324	512,344
Deferred revenue	700,000	700,000
Total liabilities	5,279,398	5,031,895
Commitments and contingencies (Note 10)
Mezzanine equity:
Series C preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Series C preferred stock subscribed; $.001 par value, 350,000 and 0 shares subscribed as of June 30, 2020 and December 31, 2019, respectively	3,450,000	—
Total mezzanine equity	3,450,000	—
Stockholders’ deficit:
Common stock; $.001 par value; 300,000,000 shares authorized; 24,547,961 and 19,234,960 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	215,545	210,232
Common stock subscribed; $.001 par value, 461,729 and 902,162 shares subscribed as of June 30, 2020 and December 31, 2019, respectively	462	902
Additional paid-in capital	350,178,082	345,847,676
Accumulated deficit	(352,748,108)	(347,671,102)
Total Navidea stockholders' deficit	(2,354,019)	(1,612,292)
Noncontrolling interest	731,304	731,303
Total stockholders’ deficit	(1,622,715)	(880,989)
Total liabilities, mezzanine equity and stockholders’ deficit	$7,106,683	$4,150,906

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Royalty revenue	$8,920	$5,940	$24,141	$9,090
License revenue	—	9,953	—	9,953
Grant and other revenue	262,181	244,199	403,232	282,673
Total revenue	271,101	260,092	427,373	301,716
Cost of revenue	357	238	966	6,364
Gross profit	270,744	259,854	426,407	295,352
Operating expenses:
Research and development	1,281,779	1,070,642	2,281,048	1,811,225
Selling, general and administrative	1,329,591	1,861,600	3,157,345	3,590,116
Total operating expenses	2,611,370	2,932,242	5,438,393	5,401,341
Loss from operations	(2,340,626)	(2,672,388)	(5,011,986)	(5,105,989)
Other income (expense):
Interest income, net	15,343	1,630	12,971	11,478
Other, net	(336)	(3,220)	(212)	(4,356)
Total other income (expense), net	15,007	(1,590)	12,759	7,122
Loss before income taxes	(2,325,619)	(2,673,978)	(4,999,227)	(5,098,867)
Benefit from (provision for) income taxes	—	168	—	(708)
Loss from continuing operations	(2,325,619)	(2,673,810)	(4,999,227)	(5,099,575)
Income (loss) from discontinued operations, net of tax effect	—	632	—	(2,665)
Net loss	(2,325,619)	(2,673,178)	(4,999,227)	(5,102,240)
Less (loss) income attributable to noncontrolling interest	(1)	(3)	1	(15)
Deemed dividend on Series C Preferred Stock beneficial conversion feature	(77,778)	—	(77,778)	—
Net loss attributable to common stockholders	$(2,403,396)	$(2,673,175)	$(5,077,006)	$(5,102,225)
Loss per common share (basic and diluted):
Continuing operations	$(0.11)	$(0.24)	$(0.24)	$(0.48)
Attributable to common stockholders	$(0.11)	$(0.24)	$(0.24)	$(0.48)
Weighted average shares outstanding	22,759,393	11,096,834	21,481,514	10,560,265

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(2,325,619)	$(2,673,178)	$(4,999,227)	$(5,102,240)
Unrealized (loss) gain on available-for-sale securities	—	(40)	—	918
Comprehensive loss	$(2,325,619)	$(2,673,218)	$(4,999,227)	$(5,101,322)

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ (Deficit) Equity

(unaudited)

For the Six Months Ended June 30, 2020
	Series C Convertible Preferred Stock		Common Stock		Common Stock Subscribed		Common Stock Subscriptions	Additional Paid-In	Accumulated	Non- controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Deficit
Balance, January 1, 2020	—	$—	19,234,960	$210,232	902,162	$902	$—	$345,847,676	$(347,671,102)	$731,303	$(880,989)
Issued stock in payment of services	—	—	3,810	4	—	—	—	4,797	—	—	4,801
Issued stock in payment of employee bonuses	—	—	53,315	53	—	—	—	64,458	—	—	64,511
Issued stock pursuant to private placement	—	—	902,162	902	(902,162)	(902)	—	—	—	—	—
Issued stock pursuant to registered direct offering, net of issuance costs of $150,000	—	—	1,000,001	1,000	—	—	—	699,000	—	—	700,000
Stock subscribed in connection with private placement	—	—	—	—	2,373,529	2,374	(912,500)	2,015,126	—	—	1,105,000
Stock subscribed in connection with registered direct offering	—	—	—	—	647,058	647	—	549,353	—	—	550,000
Stock compensation expense	—	—	—	—	—	—	—	39,246	—	—	39,246
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(2,673,610)	2	(2,673,608)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(2,673,608)
Balance, March 31, 2020	—	—	21,194,248	212,191	3,020,587	3,021	(912,500)	349,219,656	(350,344,712)	731,305	(1,091,039)

Issued restricted stock	—	—	10,000	10	—	—	—	—	—	—	10
Issued stock pursuant to registered direct offering	—	—	647,058	647	(647,058)	(647)	—	—	—	—	—
Issued stock pursuant to private placement	—	—	1,911,800	1,912	(1,911,800)	(1,912)	520,030	—	—	—	520,030
Issued stock to 401(k) plan	—	—	32,651	33	—	—	—	39,801	—	—	39,834
Issued stock upon exercise of warrants	—	—	300,595	300	—	—	—	(300)	—	—	—
Issued stock in payment of employee bonuses	—	—	40,844	41	—	—	—	106,970	—	—	107,011
Issued Series C Convertible Preferred Stock	70,000	70	—	—	—	—	—	699,930	—	—	700,000
Deemed dividend on Series C Preferred Stock	—	—	—	—	—	—	—	77,778	(77,778)	—	—
Issued stock upon conversion of Series C Preferred Stock	(70,000)	(70)	410,765	411	—	—	—	(341)	—	—	—
Stock subscribed in connection with private placement	—	—	—	—	—	—	392,470	—	—	—	392,470
Stock compensation expense	—	—	—	—	—	—	—	34,588	—	—	34,588
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(2,325,618)	(1)	(2,325,619)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(2,325,619)
Balance, June 30, 2020	—	$—	24,547,961	$215,545	461,729	$462	$—	$350,178,082	$(352,748,108)	$731,304	$(1,622,715)

For the Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Compre- hensive (Loss)	Non- controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interest	Equity
Balance, January 1, 2019	10,019,535	$200,391	$338,265,383	$(336,722,905)	$(730)	$668,321	$2,410,460
Issued restricted stock	15,000	300	—	—	—	—	300
Issued stock pursuant to Stock Purchase Agreement	17,857	357	49,643	—	—	—	50,000
Stock compensation expense	—	—	61,978	—	—	—	61,978
Comprehensive loss:
Net loss	—	—	—	(2,429,049)	—	(12)	(2,429,061)
Unrealized gain on available-for-sale securities	—	—	—	—	958	—	958
Total comprehensive loss	—	—	—	—	—	—	(2,428,103)
Balance, March 31, 2019	10,052,392	201,048	338,377,004	(339,151,954)	228	668,309	94,635
Rounding adjustments related to reverse stock split	(1,114)	—	(3,385)	—	—	—	(3,385)
Issued stock to 401(k) plan	8,128	8	19,580	—	—	—	19,588
Shares issued for public offering, net of offering costs of $841,559	8,000,000	8,000	5,158,441	—	—	—	5,166,441
Value of warrants issued in connection with public offering	—	—	261,288	—	—	—	261,288
Stock compensation expense	—	—	66,159	—	—	—	66,159
Comprehensive loss:
Net loss	—	—	—	(2,673,176)	—	(3)	(2,673,179)
Unrealized loss on available-for-sale securities	—	—	—	—	(40)	—	(40)
Total comprehensive loss	—	—	—	—	—	—	(2,673,219)
Balance, June 30, 2019	18,059,406	$209,056	$343,879,087	$(341,825,130)	$188	$668,306	$2,931,507

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,999,227)	$(5,102,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36,099	73,505
Stock compensation expense	73,834	128,137
Value of stock issued in payment of employee bonuses	171,522	—
Value of stock issued in payment of services	4,801	—
Value of stock issued to 401(k) plan for employer matching contribution	39,834	19,588
Changes in operating assets and liabilities:
Stock subscriptions and other receivables	756,622	(185,712)
Prepaid expenses, right-of-use lease assets, and other assets	837,490	(35,643)
Accounts payable	48,842	248,303
Accrued, lease and other liabilities	(122,442)	91,593
Deferred revenue	166,805	483,976
Net cash used in operating activities	(2,985,820)	(4,278,493)
Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	—	400,000
Maturities of available-for-sale securities	—	200,000
(Payments for purchases) proceeds from disposal of equipment	(8,406)	26,875
Patent and trademark costs	(115,271)	—
Net cash (used in) provided by investing activities	(123,677)	626,875
Cash flows from financing activities:
Proceeds from issuance of preferred stock	700,000	—
Proceeds from issuance of common stock	3,025,040	6,046,915
Payment of common stock issuance costs	(150,000)	(572,271)
Proceeds from note payable	366,000	—
Principal payments on notes payable	(261,701)	(236,050)
Net cash provided by financing activities	3,679,339	5,238,594
Net increase in cash and cash equivalents	569,842	1,586,976
Cash and cash equivalents, beginning of period	1,047,159	3,475,881
Cash and cash equivalents, end of period	$1,617,001	$5,062,857

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies

a.

Basis of Presentation: The information presented as of June 30, 2020 and for the three-month and six-month periods ended June 30, 2020 and 2019 is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Navidea Biopharmaceuticals, Inc. (“Navidea”, the “Company,” or “we”) believes to be necessary for the fair presentation of results for the periods presented. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The balances as of June 30, 2020 and the results for the interim periods are not necessarily indicative of results to be expected for the year. The consolidated financial statements should be read in conjunction with Navidea’s audited consolidated financial statements for the year ended December 31, 2019, which were included as part of our Annual Report on Form 10-K.

Our consolidated financial statements include the accounts of Navidea and our wholly owned subsidiary, Navidea Biopharmaceuticals Limited, as well as those of our majority-owned subsidiary, Macrophage Therapeutics, Inc. (“MT”). All significant inter-company accounts were eliminated in consolidation.

In March 2020, the World Health Organization categorized the current COVID-19 outbreak as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. COVID-19 continues to spread globally, including throughout the United States, which has impacted the global economy and may impact our operations, including the potential interruption of our clinical trial activities and our supply chain.  To date, we do not believe there has been any appreciable impact to the Company’s clinical development and regulatory timelines resulting from COVID-19. However, the COVID-19 pandemic has adversely affected economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations, including our ability to obtain additional funding, if needed.  Much of the funding from the February 2020 transactions described in Note 2 below was delayed, due in part to the COVID-19 pandemic and its devastating impact on global financial markets. However, funding for all of these transactions has been received as of the date of filing of this Quarterly Report on Form 10-Q. The extent to which COVID-19 impacts our operations and financial results will depend on numerous evolving factors that we are not able to accurately predict, including: the duration and scope of the pandemic, government actions taken in response to the pandemic, and the impact on our ability to continue to conduct our clinical trials.

b.	Financial Instruments and Fair Value: The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

(1)	Cash and cash equivalents, stock subscriptions and other receivables, and accounts payable: The carrying amounts approximate fair value because of the short maturity of these instruments.

(2)

Notes payable: The carrying value of our debt as of June 30, 2020 and December 31, 2019 primarily consisted of the face amount of the notes plus accrued interest. As of June 30, 2020 and December 31, 2019, the fair value of our notes payable was approximately $410,000 and $306,000, both amounts equal to the carrying value of the notes payable. See Note 8.

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

e.	Series C Convertible Preferred Stock: The Company evaluated the provisions of the Series C Preferred Stock under Accounting Standards Codification ("ASC") 480, Distinguishing Liabilities from Equity, ASC 815, Derivatives and Hedging, ASC 470, Debt, and Accounting Series Release ("ASR") 268, Presentation in Financial Statements of "Redeemable Preferred Stocks." Based on this evaluation, the Company determined that the Series C Preferred Stock is not a mandatorily redeemable financial instrument and any obligation to issue a variable number of shares of Common Stock is not unconditional. Accordingly, the Series C Preferred Stock should be classified as equity. Neither the embedded conversion option nor the embedded call option meet the criteria to be separated from the Series C Preferred stock and thus these features should not be bifurcated and accounted for as derivatives. Additionally, the Series C Preferred Stock contains a beneficial conversion feature ("BCF") that results in an increase to additional paid-in capital and a discount on the Series C Preferred Stock. The discount on the Series C Preferred Stock is considered to be fully amortized at the date of issuance because the Series C Preferred Stock is immediately convertible. This results in a deemed dividend at the date of issuance for the amount of the BCF. Finally, the Company determined that the conversion features of the Series C Preferred Stock could result in the Company being required to redeem a portion of the shares converted, thus the Series C Preferred Stock should be classified in mezzanine equity. See Note 11.

f.

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

g.

Recently Issued Accounting Standards: In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to improve consistent application and simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance. ASU 2019-12 is effective for annual and interim reporting periods beginning after December 15, 2020, with early adoption permitted. We do not expect the adoption of ASU 2019-12 to have a material impact on our consolidated financial statements.

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

In February 2020, the Company executed a binding term sheet to sell the Judgment for $4.2 million of proceeds to Navidea. On May 6, 2020, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent with Keystone Capital Partners, LLC (“Keystone”) pursuant to which the Company agreed to issue to Keystone 420,000 shares of newly-designated Series C Preferred Stock for an aggregate purchase price of $4.2 million. Of this amount, $700,000 was received during the second quarter of 2020. The remaining $3.5 million was received and the related Series C Preferred Stock was issued during the period beginning on July 1, 2020 and ending on the date of filing of this Quarterly Report on Form 10-Q. The Series C Preferred Stock is guaranteed by a portion of the proceeds of the Judgment. See Notes 11 and 16(a).

In December 2019, the Company executed a Stock Purchase Agreement with the investors named therein. Pursuant to the Stock Purchase Agreement, the investors agreed to purchase approximately 2.1 million shares of the Company’s Common Stock in a private placement for aggregate gross proceeds to the Company of approximately $1.9 million. Of this amount, approximately $1.1 million was received during 2019. The remaining $812,000 of proceeds were received and the related Common Stock was issued in January 2020. See Note 11.

In February 2020, the Company executed agreements with two existing investors to purchase approximately 4.0 million shares of the Company’s Common Stock for aggregate gross proceeds to Navidea of approximately $3.4 million. Of this amount, approximately $3.0 million was received during the first and second quarters of 2020. The remaining $392,000 was received and the related Common Stock was issued during July 2020. See Notes 11 and 16(b).

Navidea intends to use the net proceeds from these transactions to fund its research and development programs, including continued advancement of its two Phase 2b and Phase 3 clinical trials of Tc99m tilmanocept in patients with rheumatoid arthritis, and for general working capital purposes and other operating expenses.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. Among the provisions contained in the CARES Act is the creation of the Payroll Protection Program (“PPP”) that provides for Small Business Administration (“SBA”) Section 7(a) loans for qualified small businesses. PPP loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt.  On May 18, 2020, Fifth Third Bank (the “Lender”) funded a loan to the Company in the amount of $366,000 under the SBA’s PPP (the “PPP Loan”). In accordance with the loan forgiveness requirements of the CARES Act, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs, rent and utilities, thus the Company anticipates that 100% of the loan will be forgiven.

During the ongoing COVID-19 global pandemic, the Company’s primary focus is the safety of its employees, the employees of its clinical trial sites, and the patients enrolled in its clinical trials. The Company is working to mitigate any safety risk along with any long-term impact on its clinical development programs. To date, we do not believe there has been any appreciable impact to the Company’s clinical development and regulatory timelines resulting from COVID-19. Much of the funding from the February 2020 transactions described above was delayed, due in part to the COVID-19 pandemic and its devastating impact on global financial markets. However, funding for all of these transactions has been received as of the date of filing of this Quarterly Report on Form 10-Q.

The Company has experienced recurring net losses and has used significant cash to fund its operations. The Company has considerable discretion over the extent of development project expenditures and has the ability to curtail the related cash flows as needed. The February 2020 transactions described above have provided approximately $7.6 million of additional working capital. The Company also has funds remaining under outstanding grant awards, and continues working to establish new sources of funding, including collaborations, potential equity investments, and additional grant funding that can augment the balance sheet.

On August 9, 2020, Navidea signed a binding Commitment Letter with Mastiff Group LLC as lead investor for a private placement financing of up to $25 million in aggregate gross proceeds of shares of Navidea's common stock.  The Commitment Letter provides that definitive agreements, including a Stock Purchase Agreement and Registration Rights Agreement, must be signed within 7 business days of the date of the Commitment Letter, and one or more closings will be held not later than 15 business days from the date of execution of the definitive agreements. However, based on our current working capital and our projected cash burn, and without definitive agreements in place, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months following the filing of this Quarterly Report on Form 10-Q.

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

During the three-month periods ended June 30, 2020 and 2019, the Company recognized revenue from contracts with customers of approximately $9,000 and $16,000. During the six-month periods ended June 30, 2020 and 2019, the Company recognized revenue from contracts with customers of approximately $24,000 and $30,000. During the three-month and six-month periods ended June 30, 2020 and 2019, the Company did not recognize any related impairment losses, nor did the Company recognize any revenue from performance obligations associated with long-term contracts that were satisfied (or partially satisfied) in previous periods.

The following table disaggregates the Company’s revenue from contracts with customers for the three-month and six-month periods ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Royalty revenue:
Europe	$8,920	$5,940	$24,141	$9,090

License revenue:
NAV4694 sublicense	$—	$9,953	$—	$9,953

Other revenue:
Additional stability studies	$—	$—	$—	$11,024

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

Through June 30, 2020, the Company has not capitalized any contract-related costs as contract assets.

The following table summarizes the changes in contract liabilities, the current portion of which is included in accrued liabilities and other in the consolidated balance sheets, during the three-month and six-month periods ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total deferred revenue, beginning of period	$700,000	$700,000	$700,000	$711,024
Revenue deferred related to sublicense	160,000	495,000	160,000	495,000
Revenue recognized from satisfaction of performance obligations	—	—	—	(11,024)
Total deferred revenue, end of period	$860,000	$1,195,000	$860,000	$1,195,000

The Company had trade receivables of approximately $0 outstanding as of June 30, 2020 and December 31, 2019.

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

4.	Stock-Based Compensation

For the three-month periods ended June 30, 2020 and 2019, our total stock-based compensation expense, which includes reversals of expense for certain forfeited or cancelled awards, was approximately $35,000 and $66,000, respectively. For the six-month periods ended June 30, 2020 and 2019, our total stock-based compensation expense, which includes reversals of expense for certain forfeited or cancelled awards, was approximately $74,000 and $128,000, respectively. We have not recorded any income tax benefit related to stock-based compensation in any of the three-month or six-month periods ended June 30, 2020 and 2019.

A summary of the status of our stock options as of June 30, 2020, and changes during the six-month period then ended, is presented below.

	Six Months Ended June 30, 2020
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at beginning of period	238,470	$17.38	7.2	$—
Granted	195,000	1.06
Exercised	—	—
Canceled and Forfeited	(1,500)	1.06
Expired	(500)	30.80
Outstanding at end of period	431,470	$10.04	8.0	$593,250
Exercisable at end of period	114,870	$25.20	5.5	$6,768

A summary of the status of our unvested restricted stock as of June 30, 2020, and changes during the six-month period then ended, is presented below.

	Six Months Ended June 30, 2020
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at beginning of period	15,000	$2.75
Granted	10,000	1.06
Vested	(15,000)	2.75
Forfeited	—	—
Unvested at end of period	10,000	$1.06

As of June 30, 2020, there was approximately $118,000 of total unrecognized compensation expense related to unvested stock-based awards, which we expect to recognize over the remaining weighted average vesting term of 1.4 years.

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

Diluted loss per common share for the six-month periods ended June 30, 2020 and 2019 excludes the effects of 1,106,744 and 1,495,948 common share equivalents, respectively, since such inclusion would be anti-dilutive. The excluded shares consist of common shares issuable upon exercise of outstanding stock options and warrants.

The Company’s unvested restricted stock awards contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”). Therefore, the unvested restricted stock awards are required to be included in the number of shares outstanding for both basic and diluted earnings per share calculations. However, due to our loss from continuing operations, 10,000 and 15,000 shares of unvested restricted stock for the six-month periods ended June 30, 2020 and 2019, respectively, were excluded in determining basic and diluted loss per share from continuing operations because such inclusion would be anti-dilutive.

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

On January 27, 2020, Dr. Goldberg filed a motion seeking additional advancement from Navidea for fees in connection with the New York Action and the Delaware Action. Navidea has opposed the motion and the District Court referred the matters to a Magistrate Judge. On July 9, 2020, the Magistrate Judge issued her Report and Recommendation which recommended that: (1) the District Court decline to exercise jurisdiction over Dr. Goldberg’s motion as it pertained to expenses and fees incurred in defense of the Delaware Action; (2) the District Court decline to award any fees to Dr. Goldberg for the breach of fiduciary duty without additional motion practice on the issue; (3) the District Court find that Dr. Goldberg is entitled to advancement of his expenses and fees reasonably incurred in the defense of the remainder of the New York action subject to Dr. Goldberg’s posting of an undertaking; and (4) establish a protocol by which Dr. Goldberg could establish the amounts due for advancement. On July 23, 2020 both Navidea and Dr. Goldberg objected to portions of the Report and Recommendation and following additional briefing, the Report and Recommendation will be considered by the District Court.

On January 31, 2020, Dr. Goldberg filed a motion for leave to amend his complaint to add back in claims for breach of contract, breach of the implied covenant of good faith and fair dealing, quantum meruit and injunctive relief. On April 1, 2020, the District Court denied Dr. Goldberg’s motion for leave to amend in its entirety. The discovery deadline in the New York Action was July 31, 2020, but is anticipated to be extended in light of the COVID-19 pandemic.

Delaware Litigation Involving Dr. Goldberg

On February 20, 2019, MT initiated a suit against Dr. Goldberg in the Court of Chancery of the State of Delaware (the “Delaware Court”), alleging, among other things, breach of fiduciary duty as a director and officer of MT and conversion, and to obtain a declaratory judgment that the transactions Dr. Goldberg caused MT to effect are void. On June 12, 2019, the Delaware Court found that Dr. Goldberg’s actions were not authorized in compliance with the Delaware General Corporation Law. Specifically, the Delaware Court found that Dr. Goldberg’s creation of a new subsidiary of MT and the purported assignment by Dr. Goldberg of MT’s intellectual property to that subsidiary were void. The Delaware Court’s ruling follows the order on May 23, 2019 in the case, in which it found Dr. Goldberg in contempt of its prior order holding Dr. Goldberg responsible for the payment of MT’s fees and costs to cure the damages caused by Dr. Goldberg’s contempt. MT’s claims for breach of fiduciary duty and conversion against Dr. Goldberg remain pending. As a result of the Delaware Court’s ruling and Navidea’s prior termination of the sublicense between itself and MT, all of the intellectual property related to the Manocept platform is now directly controlled by Navidea. A trial on MT’s claims against Goldberg for breach of fiduciary duty and conversion is presently scheduled for December 2020.

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

7.	Accounts Payable, Accrued Liabilities and Other

Accounts payable as of June 30, 2020 and December 31, 2019 includes an aggregate of $65,000 in both periods due to related parties for director fees. Accrued liabilities and other as of June 30, 2020 and December 31, 2019 includes an aggregate of $606,000 and $925,000, respectively, due to related parties for accrued termination costs and bonuses.

8.	Notes Payable

IPFS Corporation

In November 2018, we prepaid $393,000 of insurance premiums through the issuance of a note payable to IPFS Corporation (“IPFS”) with an interest rate of 5.1%. The note was payable in ten monthly installments of $40,000, with the final payment made in August 2019.

Interest expense related to the IPFS note payable totaled $2,000 and $6,000 during the three-month and six-month periods ended June 30, 2019, respectively.

First Insurance Funding

In November 2019, we prepaid $349,000 of insurance premiums through the issuance of a note payable to First Insurance Funding (“FIF”) with an interest rate of 5.0%. The note was payable in eight monthly installments of $44,000, with the final payment made in July 2020.

Interest expense related to the FIF note payable totaled $2,000 and $5,000 during the three-month and six-month periods ended June 30, 2020, respectively. The balance of the FIF note was approximately $44,000 and $306,000 as of June 30, 2020 and December 31, 2019, respectively, and was included in notes payable, current in the consolidated balance sheets.

Payroll Protection Program

The CARES Act was enacted on March 27, 2020. Among the provisions contained in the CARES Act is the creation of the PPP that provides for SBA Section 7(a) loans for qualified small businesses. PPP Loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. On May 18, 2020, the Lender funded the PPP Loan in the amount of $366,000. The amount that will be forgiven will be calculated in part with reference to the Company’s full-time headcount during the eight-week or twenty-four-week period following the funding of the PPP loan. In accordance with the loan forgiveness requirements of the CARES Act, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs, rent and utilities, thus the Company anticipates that 100% of the loan will be forgiven. The interest rate on the PPP Loan is a fixed rate of 1% per annum. To the extent that the amounts owed under the PPP Loan, or a portion of them, are not forgiven, the Company will be required to make principal and interest payments in monthly installments beginning seven months from the date of the PPP Loan. The PPP Loan matures in two years. The PPP Loan includes events of default. Upon the occurrence of an event of default, the Lender will have the right to exercise remedies against the Company, including the right to require immediate payment of all amounts due under the PPP Note.

Summary

During the three-month periods ended June 30, 2020 and 2019, we recorded interest expense of $2,000 in both periods related to our notes payable. During the six-month periods ended June 30, 2020 and 2019, we recorded interest expense of $5,000 and $6,000, respectively, related to our notes payable.

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

Total operating lease expense was $50,000 and $55,000 for the three-month periods ended June 30, 2020 and 2019, respectively. Total operating lease expense was $102,000 and $121,000 for the six-month periods ended June 30, 2020 and 2019, respectively. Operating lease expense was recorded in selling, general and administrative expenses on our consolidated statements of operations.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of June 30, 2020.

Maturity of Lease Liabilities	Operating Lease Payments
2020 (remaining)	$157,273
2021	344,552
2022	291,111
2023	19,699
2024	1,355
Total undiscounted operating lease payments	813,990
Less imputed interest	102,301
Present value of operating lease liabilities	$711,689

Balance Sheet Classification
Current lease liabilities	$277,365
Noncurrent lease liabilities	434,324
Total operating lease liabilities	$711,689

Other Information
Weighted-average remaining lease term for operating leases (in years)	2.4
Weighted-average discount rate for operating leases	10.9%

Cash paid for amounts included in the present value of operating lease liabilities was $181,000 and $185,000 during the six-month periods ended June 30, 2020 and 2019, respectively, and is included in operating cash flows.

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

On November 30, 2018, Platinum-Montaur filed a notice of appeal with the United States Court of Appeals for the Second Circuit (the “Second Circuit”) claiming that the District Court erred in dismissing Platinum-Montaur’s claims for breach of contract and unjust enrichment. On January 22, 2019, Platinum-Montaur filed its brief in the Second Circuit, asking the Second Circuit to reverse the District Court and remand the case to the District Court for further proceedings. The Second Circuit held oral argument in this matter on September 5, 2019. On November 25, 2019, the Second Circuit issued a decision which remanded the case to the District Court for further consideration of whether the District Court had jurisdiction over the case following removal from the New York Supreme Court. The Second Circuit did not address the merits of Platinum-Montaur’s allegations against Navidea. By agreement of the parties, the case was remanded from the District Court to the New York Supreme Court. A preliminary conference was set for April 28, 2020 but was cancelled due to the COVID-19 pandemic. After a delay due to the New York Supreme Court not accepting non-emergency filings due to the pandemic, Navidea filed a Motion to Dismiss on June 4, 2020. The Motion to Dismiss is fully briefed and awaiting a ruling from the New York Supreme Court.  The matter is now set for preliminary conference on September 8, 2020.  While the New York Supreme Court's operations have resumed, there are ongoing disruptions due to the pandemic.  At present, it is unknown how long the disruptions due to the pandemic will last, and thus uncertain as to the timeline under which the matter will progress in the New York Supreme Court. See Note 2.

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

On January 27, 2020, Dr. Goldberg filed a motion seeking additional advancement from Navidea for fees in connection with the New York Action and the Delaware Action. Navidea has opposed the motion and the District Court referred the matters to a Magistrate Judge. On July 9, 2020, the Magistrate Judge issued her Report and Recommendation which recommended that: (1) the District Court decline to exercise jurisdiction over Dr. Goldberg’s motion as it pertained to expenses and fees incurred in defense of the Delaware Action; (2) the District Court decline to award any fees to Dr. Goldberg for the breach of fiduciary duty without additional motion practice on the issue; (3) the District Court find that Dr. Goldberg is entitled to advancement of his expenses and fees reasonably incurred in the defense of the remainder of the New York action subject to Dr. Goldberg’s posting of an undertaking; and (4) establish a protocol by which Dr. Goldberg could establish the amounts due for advancement. On July 23, 2020 both Navidea and Dr. Goldberg objected to portions of the Report and Recommendation and following additional briefing, the Report and Recommendation will be considered by the District Court.

On January 31, 2020, Dr. Goldberg filed a motion for leave to amend his complaint to add back in claims for breach of contract, breach of the implied covenant of good faith and fair dealing, quantum meruit and injunctive relief. On April 1, 2020, the District Court denied Dr. Goldberg’s motion for leave to amend in its entirety. The discovery deadline in the New York Action was July 31, 2020, but is anticipated to be extended in light of the COVID-19 pandemic.

Delaware Litigation Involving Dr. Goldberg

On February 20, 2019, MT initiated a suit against Dr. Goldberg in the Court of Chancery of the State of Delaware, alleging, among other things, breach of fiduciary duty as a director and officer of MT and conversion, and to obtain a declaratory judgment that the transactions Dr. Goldberg caused MT to effect are void. On June 12, 2019, the Delaware Court found that Dr. Goldberg’s actions were not authorized in compliance with the Delaware General Corporation Law. Specifically, the Delaware Court found that Dr. Goldberg’s creation of a new subsidiary of MT and the purported assignment by Dr. Goldberg of MT’s intellectual property to that subsidiary were void. The Delaware Court’s ruling follows the order on May 23, 2019 in the case, in which it found Dr. Goldberg in contempt of its prior order holding Dr. Goldberg responsible for the payment of MT’s fees and costs to cure the damages caused by Dr. Goldberg’s contempt. MT’s claims for breach of fiduciary duty and conversion against Dr. Goldberg remain pending. As a result of the Delaware Court’s ruling and Navidea’s prior termination of the sublicense between itself and MT, all of the intellectual property related to the Manocept platform is now directly controlled by Navidea. A trial on MT’s claims against Goldberg for breach of fiduciary duty and conversion is presently scheduled for December 2020.

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

On February 14, 2020, the Company announced the execution of several funding transactions resulting in stockholders’ equity of $6.0 million, which brought the Company back into compliance with Sections 1003(a)(i), (ii) and (iii) of the Guide within the timeframe permitted by the NYSE American. However, much of the funding from these transactions has been delayed, due in part to the COVID-19 pandemic and its devastating impact on global financial markets. The Company is working closely with the parties to these transactions to complete the funding as soon as possible. The Company had a stockholders’ deficit of approximately $1.6 million as of June 30, 2020.

Even if an issuer has a stockholders’ deficit, the NYSE American will not normally consider delisting securities of an issuer that fails to meet these requirements if the issuer has (1) average global market capitalization of at least $50,000,000; or total assets and revenue of $50,000,000 in its last fiscal year, or in two of its last three fiscal years; and (2) the issuer has at least 1,100,000 shares publicly held, a market value of publicly held shares of at least $15,000,000 and 400 round lot shareholders.  As of June 30, 2020, the Company’s total market capitalization was approximately $96.7 million. Therefore, we currently meet these exceptions and do not believe that there is a risk that our common stock may be delisted as a result of our failure to meet the minimum stockholders' equity requirement for continued listing.

11.	Equity

In December 2019, the Company executed a Stock Purchase Agreement with the investors named therein. Pursuant to the Stock Purchase Agreement, the investors agreed to purchase approximately 2.1 million shares of the Company’s Common Stock in a private placement for aggregate gross proceeds to the Company of approximately $1.9 million. Of this amount, approximately $1.1 million was received during 2019. The remaining $812,000 of proceeds were received and the related Common Stock was issued in January 2020. In accordance with current accounting guidance, the $812,000 of stock subscriptions receivable was included in stock subscriptions and other receivables in the consolidated balance sheet as of December 31, 2019.

In February 2020, the Company executed agreements with two existing investors to purchase approximately 4.0 million shares of the Company’s Common Stock for aggregate gross proceeds to Navidea of approximately $3.4 million. Of this amount, approximately $3.0 million was received during the first and second quarters of 2020. The remaining $392,000 was received and the related Common Stock was issued during July 2020. In accordance with current accounting guidance, the $392,000 of stock subscriptions receivable was included in stock subscriptions and other receivables in the consolidated balance sheet as of June 30, 2020.

Also in February 2020, the Company executed a binding term sheet to sell the Judgment entered by the Ohio Court of Common Pleas in favor of Navidea in the amount of $4.3 million plus interest, for $4.2 million of proceeds to Navidea. On May 6, 2020, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent with Keystone pursuant to which the Company agreed to issue to Keystone 420,000 shares of newly-designated Series C Preferred Stock for an aggregate purchase price of $4.2 million. Pursuant to the Stock Purchase Agreement, Keystone agreed to purchase shares of Series C Preferred Stock in amounts to be determined by Keystone in one or more closings (each, a “Call Closing”) on or before November 6, 2020, provided that all of the Series C Preferred Stock must be purchased by such date.

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

In the event of the liquidation or dissolution of the Company, after payment of the debts and other liabilities of the Company, the holders of Series C Preferred Stock then outstanding shall be entitled to receive, out of the assets of the Company and before any payment may be made to the holders of Common Stock or any other junior stock, an amount per share of Series C Preferred Stock calculated by taking the total amount available for distribution to holders of all outstanding Common Stock before deduction of any preference payments for the Series C Preferred Stock, divided by the total of (x) all of the then outstanding shares of Common Stock plus (y) all of the shares of Common Stock into which the outstanding shares of Series C Preferred Stock can be converted, and then (z) multiplying the sum so obtained by the number of shares of Common Stock into which such share of Series C Preferred Stock could then be converted (the "Series C Preferred Liquidation Preference Amount").

Of the $4.2 million, $700,000 was received and the related 70,000 shares Series C Preferred Stock was issued during the second quarter of 2020. These 70,000 shares were subsequently converted into 410,765 shares of Common Stock during the second quarter of 2020. The remaining $3.5 million was received and the related 350,000 shares of Series C Preferred Stock were issued during the period beginning on July 1, 2020 and ending on the date of filing of this Quarterly Report on Form 10-Q. These 350,000 shares were subsequently converted into 1,014,311 shares of Common Stock during the period beginning on July 1, 2020 and ending on the date of filing of this Quarterly Report on Form 10-Q. In accordance with current accounting guidance, $3.5 million of stock subscriptions receivable was included in stock subscriptions and other receivables in the consolidated balance sheet as of June 30, 2020.

In accordance with current accounting guidance, the Company recorded a deemed dividend of approximately $78,000 related to the BCF of the 70,000 shares of Series C Preferred Stock that were issued during the three-month period ended June 30, 2020.  The Series C Preferred Stock is classified as mezzanine equity.  See Note 1(e).

Navidea intends to use the net proceeds from these transactions to fund its research and development programs, including continued advancement of its two Phase 2b and Phase 3 clinical trials of Tc99m tilmanocept in patients with rheumatoid arthritis, and for general working capital purposes and other operating expenses. See Note 2.

During the six-month period ended June 30, 2020, we issued 94,159 shares of our common stock valued at $172,000 to our full-time employees as partial payment in lieu of cash for their 2019 bonuses.

During the six-month periods ended June 30, 2020 and 2019, we issued 32,651 and 8,128 shares of our common stock as matching contributions to our 401(k) Plan which were valued at $40,000 and $20,000, respectively.

12.	Stock Warrants

In May 2020, 411,000 Series OO warrants to purchase the Company’s common stock were exercised on a cashless basis in exchange for 300,595 shares of Navidea common stock.

As of June 30, 2020, there are 991,874 warrants outstanding to purchase Navidea's common stock. The warrants are exercisable at prices ranging from $0.20 to $49.80 per share with a weighted average exercise price of $18.37 per share. The warrants have remaining outstanding terms ranging from one to 15.1 years.

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

Current accounting standards require a valuation allowance against DTAs if, based on the weight of available evidence, it is more likely than not that some or all of the DTAs may not be realized. Due to the uncertainty surrounding the realization of these DTAs in future tax returns, all of the DTAs have been fully offset by a valuation allowance as of June 30, 2020 and December 31, 2019, except the alternative minimum tax (“AMT”) credit carryforward amount described below.

In assessing the realizability of DTAs, management considers whether it is more likely than not that some portion or all of the DTAs will not be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods) and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the DTAs are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences or tax carryforwards as of June 30, 2020, except for the AMT credit carryforward.

The Tax Cuts and Jobs Act (the “Tax Act”) was signed into law on December 22, 2017. The Tax Act repealed the AMT for corporations, and permits any existing AMT credit carryforwards to be used to reduce the regular tax obligation in 2018, 2019 and 2020. Under the Tax Act, companies may continue using AMT credits to offset any regular income tax liability in years 2018 through 2020, with 50% of remaining AMT credits refunded in each of the 2018, 2019 and 2020 tax years, and all remaining credits refunded in tax year 2021. This results in full realization of an existing AMT credit carryforward irrespective of future taxable income. Accordingly, the Company recorded AMT credit carryforwards of $621,000 as of December 31, 2019, 50% of which was included in prepaid expenses and other current assets, and 50% of which was included in other noncurrent assets as of December 31, 2019. The CARES Act was signed into law on March 27, 2020. Under the CARES Act, corporate AMT credits are now 100% refundable as early as the 2018 tax year. Accordingly, the Company filed for and received the refund of all $621,000 of AMT credit carryforwards during the second quarter of 2020.

Current accounting standards include guidance on the accounting for uncertainty in income taxes recognized in the financial statements. Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility. As a result, no liability for uncertain tax positions was recorded as of June 30, 2020 or December 31, 2019 and we do not expect any significant changes in the next twelve months. Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense. As of June 30, 2020, tax years 2016-2019 remained subject to examination by federal and state tax authorities.

As of June 30, 2020, we had approximately $142.2 million of federal and $20.1 million of state net operating loss carryforwards, as well as approximately $8.8 million of federal research and development ("R&D") credit carryforwards.

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

The information in the following tables is derived directly from each reportable segment’s financial reporting.

Three Months Ended June 30, 2020	Diagnostics	Therapeutics	Corporate	Total
Royalty revenue	$8,920	$—	$—	$8,920
Grant and other revenue	215,458	46,723	—	262,181
Total revenue	224,378	46,723	—	271,101
Cost of revenue	357	—	—	357
Research and development expenses	1,193,151	88,628	—	1,281,779
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	972	1,309,363	1,310,335
Depreciation and amortization (2)	—	—	19,256	19,256
Loss from operations (3)	(969,130)	(42,877)	(1,328,619)	(2,340,626)
Other income (4)	—	—	15,007	15,007
Net loss	(969,130)	(42,877)	(1,313,612)	(2,325,619)
Total assets, net of depreciation and amortization:
United States	$107,185	$36,483	$6,463,015	$6,606,683
Capital expenditures	—	—	1,947	1,947

Three Months Ended June 30, 2019	Diagnostics	Therapeutics	Corporate	Total
Royalty revenue	$5,940	$—	$—	$5,940
License revenue	9,953	—	—	9,953
Grant and other revenue	196,630	47,569	—	244,199
Total revenue	212,523	47,569	—	260,092
Cost of revenue	238	—	—	238
Research and development expenses	775,462	295,180	—	1,070,642
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	3,062	1,821,812	1,824,874
Depreciation and amortization (2)	—	—	36,726	36,726
Loss from operations (3)	(563,177)	(250,673)	(1,858,538)	(2,672,388)
Other expense (4)	—	—	(1,590)	(1,590)
Income tax benefit	35	16	117	168
Net loss from continuing operations	(563,142)	(250,657)	(1,860,011)	(2,673,810)
Income from discontinued operations, net of tax	632	—	—	632
Net loss	(562,510)	(250,657)	(1,860,011)	(2,673,178)
Total assets, net of depreciation and amortization:
United States	$220,334	$11,235	$7,892,312	$8,123,881
International	6,514	—	—	6,514

Six Months Ended June 30, 2020	Diagnostics	Therapeutics	Corporate	Total
Royalty revenue	$24,141	$—	$—	$24,141
Grant and other revenue	274,374	128,858	—	403,232
Total revenue	298,515	128,858	—	427,373
Cost of revenue	966	—	—	966
Research and development expenses	2,150,777	130,271	—	2,281,048
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	(550)	3,121,796	3,121,246
Depreciation and amortization (2)	—	—	36,099	36,099
Loss from operations (3)	(1,853,228)	(863)	(3,157,895)	(5,011,986)
Other income (4)	—	—	12,759	12,759
Net loss	(1,853,228)	(863)	(3,145,136)	(4,999,227)
Total assets, net of depreciation and amortization:
United States	$107,185	$36,483	$6,463,015	$6,606,683
Capital expenditures	—	—	8,406	8,406

Six Months Ended June 30, 2019	Diagnostics	Therapeutics	Corporate	Total
Royalty revenue	$9,090	$—	$—	$9,090
License revenue	9,953	—	—	9,953
Grant and other revenue	232,621	50,052	—	282,673
Total revenue	251,664	50,052	—	301,716
Cost of revenue	6,364	—	—	6,364
Research and development expenses	1,516,045	295,180	—	1,811,225
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	14,776	3,501,835	3,516,611
Depreciation and amortization (2)	—	—	73,505	73,505
Loss from operations (3)	(1,270,745)	(259,904)	(3,575,340)	(5,105,989)
Other income (4)	—	—	7,122	7,122
Provision for income tax	(177)	(36)	(495)	(708)
Net loss from continuing operations	(1,270,922)	(259,940)	(3,568,713)	(5,099,575)
Loss from discontinued operations, net of tax	(2,665)	—	—	(2,665)
Net loss	(1,273,587)	(259,940)	(3,568,713)	(5,102,240)
Total assets, net of depreciation and amortization:
United States	$220,334	$11,235	$7,892,312	$8,123,881
International	6,514	—	—	6,514

(1)

General and administrative expenses, excluding depreciation and amortization, represent costs that relate to the general administration of the Company and as such are not currently allocated to our individual reportable segments, other than those expenses directly incurred by MT.

(2)

Depreciation and amortization is reflected in selling, general and administrative expenses ($19,256 and $36,726 for the three-month periods ended June 30, 2020 and 2019, and $36,099 and $73,505 for the six-month periods ended June 30, 2020 and 2019, respectively).

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

15.	Supplemental Disclosure for Statements of Cash Flows

During the six-month periods ended June 30, 2020 and 2019, we paid interest aggregating $5,000 and $6,000, respectively. During the six-month period ended June 30, 2020, we issued 94,159 shares of our common stock valued at $172,000 to our employees as partial payment in lieu of cash for their 2019 bonuses. During the six-month periods ended June 30, 2020 and 2019, we issued 32,651 and 8,128 shares of our common stock as matching contributions to our 401(k) Plan which were valued at $40,000 and $20,000, respectively. During the six-month period ended June 30, 2020, 411,000 Series OO warrants to purchase the Company’s common stock were exercised on a cashless basis in exchange for issuance of 300,595 shares of Navidea common stock. During the six-month period ended June 30, 2020, the Company recorded a deemed dividend of approximately $78,000 related to the BCF on 70,000 shares of Series C Preferred Stock, and 70,000 shares of Series C Preferred Stock were converted into 410,765 shares of Common Stock.

16.	Subsequent Events

The Company has evaluated events and transactions subsequent to June 30, 2020 and through the date these consolidated financial statements were included in this Quarterly Report on Form 10-Q and filed with the SEC.

a.

Preferred Stock: On May 6, 2020, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent with Keystone pursuant to which the Company agreed to issue to Keystone 420,000 shares of Series C Preferred Stock for an aggregate purchase price of $4.2 million. Of this amount, $700,000 was received and the related 70,000 shares Series C Preferred Stock was issued during the second quarter of 2020. These 70,000 shares were subsequently converted into 410,765 shares of Common Stock during the second quarter of 2020. The remaining $3.5 million was received and the related 350,000 shares of Series C Preferred Stock was issued during the period beginning on July 1, 2020 and ending on the date of filing of this Quarterly Report on Form 10-Q.  These 350,000 shares were subsequently converted into 1,014,311 shares of Common Stock during the period beginning on July 1, 2020 and ending on the date of filing of this Quarterly Report on Form 10-Q. See Notes 2 and 11.

b.	Common Stock: In February 2020, the Company executed agreements with two existing investors to purchase approximately 4.0 million shares of the Company's Common Stock for aggregate gross proceeds to Navidea of approximately $3.4 million. Of this amount, approximately $3.0 million was received during the first half of 2020. The remaining $392,000 was received and the related Common Stock was issued during July 2020. Therefore, the Compnay recorded approximately $392,000 of stock subscriptions receivable as of June 30, 2020. See Notes 2 and 11.

c.

Private Placement Commitment:  On August 9, 2020 Navidea signed a binding commitment letter (the "Commitment Letter") with Mastiff Group LLC as lead investor (the "Sponsor"), for a private placement financing of up to $25.0 million in aggregate gross proceeds of shares of Navidea's common stock.  Shares will be priced either "at the market" or at a premium to the closing price of Navidea's common stock on the date of execution.

The Commitment Letter requires the Sponsor to purchase, or cause the purchase of, shares of Navidea's common stock, and to pay, or cause to be paid, to Navidea funds an aggregate cash purchase of up to $25.0 million (the "Equity Commitment"). The Commitment Letter does not specify a minimum dollar amount or number of shares that must be purchased. The Sponsor may effect the funding of the Equity Commitment directly or indirectly through one or more affiliates of the Sponsor or any other investment fund that the Sponsor deems appropriate. The Commitment Letter provides that definitive agreements (the "Definitive Agreements"), including a Stock Purchase Agreement and Registration Rights Agreement, must be signed within 7 business days of the date of the Commitment Letter, and one or more closings will be held not later than 15 business days from the date of execution of the Definitive Agreements. The Equity Commitment is subject to the approval by the NYSE American of the Company's additional listing application and other customary closing condition.

This Commitment Letter and the obligation of the Sponsor to fund the Equity Commitment will terminate automatically and immediately upon the earliest to occur of (a) the mutual agreement of the Sponsor and Navidea, and (b) the closing, at which time such obligation will be discharged but subject to the performance of such obligation. In addition, Navidea may terminate this the Commitment Letter and the Equity Commitment if the purchase price proposed by the Sponsor is not above the "at-market" per share price on the date of execution of the Definitive Agreements.

d.	Memorandum of Understanding: On August 9, 2020, Navidea Biopharmaceuticals, Inc. ("Navidea" or the "Company") entered into a binding memorandum of understanding ("MOU") with Jubilant Draximage, Inc. dba Jubilant Radiopharma, Radiopharmaceuticals Division ("Jubilant"). The MOU outlines the terms and framework for a potential Exclusive License and Distribution Agreement ("ELDA") for Navidea's Tc99m-Tilmanocept Rheumatoid Arthritis diagnostic application ("TRA") in the United States, Canada, Mexico and Latin America.

In connection with the MOU, the company entered into a Stock Purchase Agreement with Jubilant (the "Jubilant Stock Purchase Agreement"), pursuant to which Jubilant agreed to purchase $1.0 million in shares of the Company's common stock (the "Transaction Shares") in exchange for exclusivity of negotiations while due diligence efforts are completed. The investment was priced "at market," which was the closing price of Navidea's common stock on the NYSE American on the trading day immediately preceding the investment.

The MOU outlines certain terms that are expected to be included in the ELDA, including:

●	Jubilant to provide Navidea with an addition $19.0 million in the form of stock purchases and license fees, subject to the achievement of certain milestones, to be used to fund Navidea's updoming NAV3-32 (Phase 2b) and NAV3-33 (Phase 3) trials.

●	Jubilant will pay license fees and sales-based royalties to Navidea based on revenue generated from the sale of TRA in the licensed territory.

●	Jubilant will serve as the exclusive commerical and distribution partner for TRA in the United States, Canada, Mexico, and Latin America. Jubilant will be responsible for all commercialization efforts within the licensed territory.

The execution of the ELDA is subject to certain conditions, including negotiation of a definitive agreement in mutually acceptable form and Jubilant's completion of its due diligence.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, but not limited to:

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

●	our history of operating losses and uncertainty of future profitability;

●	our ability to successfully complete research and further development of our drug candidates;

●	the timing, cost and uncertainty of obtaining regulatory approvals of our drug candidates, including delays and additional costs related to the ongoing COVID-19 pandemic;

●	our ability to successfully commercialize our drug candidates, including delays or disruptions related to the ongoing COVID-19 pandemic;

●	our ability to raise capital sufficient to fund our development programs, including unavailability of funds or delays in receiving funds as a result of the ongoing COVID-19 pandemic;

●	delays in receipt of anticipated proceeds from our capital funding transactions and other receivables;

●	our dependence on royalties and grant revenue;

●	our limited product line and distribution channels;

●	advances in technologies and development of new competitive products;

●	our ability to maintain effective control over financial reporting;

●	the outcome of any pending litigation;

●	our ability to comply with NYSE American continued listing standards; and

●	other risk factors set forth in this report and detailed in our most recent Annual Report on Form 10-K and other SEC filings.

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

During the ongoing COVID-19 global pandemic, the Company’s primary focus is the safety of its employees, the employees of its clinical trial sites, and the patients enrolled in its clinical trials. The Company is working hard to mitigate any safety risk along with any long-term impact on its clinical development programs. To date, we do not believe there has been any appreciable impact to the Company’s clinical development and regulatory timelines resulting from COVID-19. Navidea has enrolled sufficient patients in Arm 3 of the Company’s ongoing Phase 2b clinical trial (NAV3-31) and delivered interim data. The Company’s pivotal Phase 3 trial for rheumatoid arthritis (NAV3-33) also remains on track for a second-half 2020 launch as previously communicated. In addition, the investigator-initiated Phase 2 cardiovascular (“CV”) study ongoing at Massachusetts General Hospital (“MGH”). Results provided to Navidea thus far have paralleled data in our earlier published article, and these data are supportive of Navidea’s hypothesis that tilmanocept can provide marked signal to background in a host of CV disease applications. Navidea continues to anticipate meeting with the FDA in the coming months to discuss upcoming clinical trial designs.

Manocept Platform - Diagnostics and Therapeutics Background

Navidea’s Manocept platform is predicated on the ability to specifically target the CD206 mannose receptor expressed primarily on activated macrophages. This flexible and versatile platform serves as a molecular backbone for purpose-built targeted imaging molecules that may significantly impact patient care by providing enhanced diagnostic accuracy, clinical decision-making, and target-specific treatment. This CD206-targeted drug platform is applicable to a range of diagnostic modalities, including single photon emission computed tomography (“SPECT”), positron emission tomography (“PET”), gamma-scanning and intra-operative and/or optical-fluorescence detection, as well as delivery of therapeutic compounds that target macrophages, and their role in a variety of immune- and inflammation-involved diseases. The FDA-approved sentinel node/lymphatic mapping agent, Tc99m tilmanocept, is representative of the ability to successfully exploit this mechanism to develop powerful new products and to expand this technology into additional diagnostic and therapeutic applications.

Activated macrophages play important roles in many disease states and are an emerging target in many diseases where diagnostic uncertainty exists. Impairment of the macrophage-driven disease mechanisms is an area of increasing and proven focus in medicine. The number of people affected by all the inflammatory diseases combined is estimated at more than 40 million in the United States and up to 700 million worldwide, making macrophage-mediated diseases an area of remarkable clinical importance. There are many recognized disorders having macrophage involvement, including rheumatoid arthritis (“RA”), atherosclerosis/vulnerable plaque, nonalcoholic steatohepatitis (“NASH”), inflammatory bowel disease, systemic lupus erythematosus, Kaposi’s sarcoma (“KS”), leishmaniasis, and others that span general clinical areas in oncology, autoimmunity, infectious diseases, cardiology, central nervous system (“CNS”) diseases, and inflammation. For the near term, we have selected target diseases that may, if successfully developed, benefit from this technology.

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

In April 2019, the Company received feedback from the FDA regarding the Company’s planned clinical studies that will evaluate joint disease in patients with RA and monitor patient response to therapy. The Company’s proposed RA studies were discussed with the FDA during an in-person meeting and through follow-up collaborative efforts. The FDA has communicated that the first study, a Phase 2b trial, is aligned with expectations for the studies and that they will continue to work with Navidea as we progress into a second Phase 2b trial correlating Tc99m tilmanocept uptake in RA-involved joints with CD206 immunohistochemistry findings from synovial biopsies and into the planned Phase 3 clinical trial. In May 2019, we began enrolling patients into the first Phase 2b study, entitled “Evaluation of the Precision and Sensitivity of Tilmanocept Uptake Value (“TUV”) on Tc99m Tilmanocept Planar Imaging” (ClinicalTrials.gov MCT03938636). This study will provide confirmatory support necessary to initiate Navidea’s Phase 3 study program. In October 2019, the Company performed its first interim analysis of this trial, covering subjects enrolling into Arms 1 and 2. The results of this interim analysis were in line with the Company’s hypotheses that Tc99m tilmanocept can provide robust, stable imaging in healthy subjects as well as in patients with active RA, and provide the fundamental information needed to keep moving forward into the Phase 3. A summary of these results was presented at the 2020 EULAR meeting. In May 2020, the Company announced the results of its second interim analysis, covering Arm 3 of the trial. This Arm mirrors the upcoming Phase 3 in design and provided information relevant for sample size calculation for the Phase 3 as well as support for the hypothesis that Tc99m tilmanocept imaging can provide an early indicator of treatment efficacy of anti-TNF alpha therapeutics. In June 2020, the Company announced full enrollment into this trial, with imaging events ongoing in patients in Arm 3. The pivotal Phase 3 study program will assess joint disease status and monitor patient response to therapy.

Cardiovascular Disease

In collaboration with researchers at Massachusetts General Hospital, Navidea has completed one and has initiated a second investigator-initiated clinical study evaluating Tc99m tilmanocept’s ability to enable imaging of atherosclerotic plaques. Results of these studies provide strong preliminary evidence of the potential of Tc99m tilmanocept to accumulate specifically in and enable imaging of non-calcified atherosclerotic plaques. Non-calcified atherosclerotic plaques include plaques with morphologies indicating a high risk of rupture. Rupture of such plaques causes myocardial infarctions (heart attacks) and a significant portion of ischemic strokes. The studies compared aortic Tc99m tilmanocept uptake imaged by SPECT/CT in clinically asymptomatic subjects with intermediate Framingham Risk Scores (“FRS”) who were infected with Human Immunodeficiency Virus (“HIV”) as compared to healthy, uninfected, FRS and age-matched subjects. Tc99m tilmanocept SPECT/CT images were compared to aortic images of the same subjects obtained by contrast enhanced coronary computed tomography angiography and/or [18F]NaF PET/CT.

A nine-subject study to evaluate diagnostic imaging of emerging atherosclerosis plaque with the Tc99m tilmanocept product dosed subcutaneously is complete (ClinicalTrials.gov NCT02542371). The results of this study were presented at two major international meetings (Conference on Retroviruses and Opportunistic Infections and SNMMI, 2017) and published in early release in the Journal of Infectious Diseases in January 2017 (published in the circulated version, Journal of Infectious Diseases (2017) 215 (8): 1264-1269), confirming that the Tc99m tilmanocept product can both quantitatively and qualitatively target non-calcified plaque in the aortic arch of Acquired Immunodeficiency Syndrome (“AIDS”) patients (supported by NIH/NHLBI Grant 1 R43 HL127846-01).

We have also commenced a second Phase 1/2 investigator-initiated study in cooperation with Massachusetts General Hospital in subjects with HIV that expands the original study in both the scope of the drug administration as well as the diagnostic assessment of the subjects. This study will enroll up to 24 AIDS subjects and healthy controls in imaging non-calcified plaque using IV and SC-administered Tc99m tilmanocept and will expand the initial investigation to the assessment of aortic plaque as well as carotid and coronary arteries. Initial images from this study are currently being evaluated.

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

Tuberculosis (“TB”)

In April 2019, we announced that Professor Mike Sathekge, MBChB, M. Med (Nuclear Medicine), PhD, Professor and Head of the Department of Nuclear Medicine in the Faculty of Health Sciences at the University of Pretoria/Steve Biko Academic Hospital, planned to initiate a comparative study evaluating the use of tilmanocept in patients with TB. The purpose of this ongoing study is to explore using 68Ga tilmanocept as an aid in TB patient management while contributing to the better understanding of the biology of TB granulomas. CD206+ macrophages constitute one of the most abundant cell types in TB granulomas. Therefore, a molecular probe such as 68Ga-labeled tilmanocept targeting mannose receptor CD206 expressed on macrophages holds great promise not only in understanding the biology of TB granulomas, but may also support future development of a tilmanocept-like drug delivery vehicle for delivering therapeutic interventions to TB granulomas. Navidea has provided tilmanocept for use in this study, and several subjects have been injected and imaged to date. Successful completion of this study could support an extended claim of 68Ga-tilmanocept.

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

Outlook

Our operating expenses in recent years have been focused primarily on support of both diagnostic and therapeutic applications of our Manocept platform, and Tc99m tilmanocept. We incurred approximately $2.3 million and $1.8 million in total on research and development activities during the six-month periods ended June 30, 2020 and 2019, respectively. Of the total amounts we spent on research and development during those periods, excluding costs related to our internal research and development headcount and our general and administrative staff which we do not currently allocate among the various development programs that we have underway, we incurred out-of-pocket charges by program as follows:

	Six Months Ended June 30,
Development Program (a)	2020	2019
Manocept Platform – Diagnostics	$1,296,233	$825,520
Manocept Platform – Therapeutics	130,271	295,180
Tc99m Tilmanocept	13,574	8,514

(a)	Certain development program expenditures were offset by grant reimbursement revenues totaling $403,000 and $265,000 during the six-month periods ended June 30, 2020 and 2019, respectively.

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

The extent to which the global COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and spread of COVID-19, the actions taken by federal, state and local governmental authorities, both domestic and foreign, as well as private parties, to contain or treat its impact, and other events outside of our control.  The COVID-19 pandemic has adversely affected economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations, including our ability to obtain additional funding, if needed.  The funding from the February 2020 transactions described below in “Liquidity and Capital Resources” was delayed, due in part to the COVID-19 pandemic and its devastating impact on global financial markets. However, funding for all of these transactions has been completed as of the date of filing of this Quarterly Report on Form 10-Q.

Tc99m tilmanocept is approved by the European Medicines Agency for use in imaging and intraoperative detection of sentinel lymph nodes draining a primary tumor in adult patients with breast cancer, melanoma, or localized squamous cell carcinoma of the oral cavity in the European Union (“EU”). We anticipate that we will incur costs related to supporting our product, regulatory, manufacturing and commercial activities related to the potential marketing registration and sale of Tc99m tilmanocept in markets other than the EU. There can be no assurance that Tc99m tilmanocept will achieve regulatory approval in any market other than the EU, or if approved in those markets, that it will achieve market acceptance in the EU or any other market.

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

Results of Operations

This discussion of our Results of Operations focuses on describing results of our operations as if we had not operated the discontinued operations discussed above during the periods being disclosed. In addition, since our remaining pharmaceutical product candidates are not yet generating commercial revenue, the discussion of our revenue focuses on grant and other revenue and our operating variances focus on our product development programs and the supporting general and administrative expenses.

Three Months Ended June 30, 2020 and 2019

Royalty Revenue. During the second quarters of 2020 and 2019, we recognized royalty revenue of $9,000 and $6,000, respectively, related to our license agreement with SpePharm AG (“SpePharm,” an affiliate of Norgine BV) in Europe.

License Revenue. During the second quarter of 2019, we recognized license revenue of $10,000 related to the sublicense of NAV4694 to Meilleur. No license revenue was recognized during the second quarter of 2020.

Grant and Other Revenue. During the second quarters of 2020 and 2019, we recognized grant and other revenue of $262,000 and $244,000, respectively. Grant revenue of $262,000 and $244,000 during the second quarters of 2020 and 2019, respectively, was primarily related to SBIR grants from the NIH supporting Manocept development.

Research and Development Expenses. Research and development expenses increased $211,000, or 20%, to $1.3 million during the second quarter of 2020 from $1.1 million during the same period in 2019. The increase was primarily due to net increases in drug project expenses related to (i) increased Manocept diagnostic development costs of $149,000 including increased clinical trial costs and increased manufacturing-related activities offset by decreased license fees; and (ii) increased Tc99m tilmanocept development costs of $15,000 including increased license fees; offset by (iii) decreased Manocept therapeutic development costs of $40,000 including decreased preclinical and clinical development costs. The net increase in research and development expenses also included increased employee compensation including incentive-based awards of $90,000 related to increased highly skilled net headcount and salaries.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $532,000, or 29%, to $1.3 million during the second quarter of 2020 from $1.9 million during the same period in 2019. Decreased legal and professional services of $465,000, decreased travel of $21,000, decreased insurance costs of $19,000, decreased depreciation and amortization of $17,000, and decreased investor relations costs of $17,000 were offset by increased employee compensation including incentive-based awards of $18,000, increased franchise taxes of $15,000, and increased office space costs of $11,000.

Other Income (Expense). Other income, net, was $15,000 during the second quarter of 2020 compared to other expense, net of $2,000 during the same period in 2019. During the second quarters of 2020 and 2019, we recognized interest income of $17,000 and $4,000, respectively. During the second quarters of 2020 and 2019, we recognized interest expense of $2,000 in both periods.

Six Months Ended June 30, 2020 and 2019

Royalty Revenue. During the first half of 2020 and 2019, we recognized royalty revenue of $24,000 and $9,000, respectively, related to our license agreement with SpePharm in Europe.

License Revenue. During the first half of 2019, we recognized license revenue of $10,000 related to the sublicense of NAV4694 to Meilleur. No license revenue was recognized during the first half of 2020.

Grant and Other Revenue. During the first half of 2020 and 2019, we recognized grant and other revenue of $403,000 and $283,000, respectively. Grant revenue of $403,000 and $265,000 during the first half of 2020 and 2019, respectively, was primarily related to SBIR grants from the NIH supporting Manocept development. Other revenue of $18,000 during the first half of 2019 was related to development work performed at the request of our European marketing partner.

Research and Development Expenses. Research and development expenses increased $470,000, or 26%, to $2.3 million during the first half of 2020 from $1.8 million during the same period in 2019. The increase was primarily due to net increases in drug project expenses related to (i) increased Manocept diagnostic development costs of $471,000 including increased clinical trial costs and increased manufacturing-related activities offset by decreased license fees; and (ii) increased NAV4694 development costs of $15,000 resulting from the reversal of certain clinical development cost accruals in the first half of 2019; offset by (iii) decreased Manocept therapeutic development costs of $165,000 including decreased preclinical and clinical development costs. The net increase in research and development expenses also included increased employee compensation including incentive-based awards of $163,000 related to increased highly skilled headcount and salaries.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $433,000, or 12%, to $3.2 million during the first half of 2020 from $3.6 million during the same period in 2019. Decreased legal and professional services of $346,000, decreased travel of $40,000, decreased insurance costs of $39,000, decreased depreciation and amortization of $37,000, and decreased investor relations costs of $30,000 were offset by increased employee compensation including incentive-based awards of $52,000, and increased franchise taxes of $45,000.

Other Income (Expense). Other income, net, was $13,000 during the first half of 2020 compared to other income, net of $7,000 during the same period in 2019. During the first half of 2020 and 2019, we recognized interest income of $18,000 and $17,000, respectively. During the first half of 2020 and 2019, we recognized interest expense of $5,000 and $6,000, respectively.

Liquidity and Capital Resources

Cash balances increased to $1.6 million as of June 30, 2020 from $1.0 million as of December 31, 2019. The net increase was primarily due to net proceeds from issuance of common stock of $2.9 million, proceeds from issuance of preferred stock of $700,000, and proceeds from notes payable of $366,000, offset by cash used to fund our operations of $3.0 million, payments on notes payable of $262,000 and patent and trademark costs of $115,000.

Operating Activities. Cash used in operations was $3.0 million during the first half of 2020 compared to $4.3 million used during the same period in 2019.

Stock subscriptions and other receivables increased to $4.0 million as of June 30, 2020 from $901,000 as of December 31, 2019, primarily due to net increased common stock subscriptions of $3.1 million offset by increased grant reimbursements receivable of $58,000.

Prepaid expenses and other current assets decreased to $412,000 as of June 30, 2020 from $967,000 as of December 31, 2019, primarily due to the receipt of an AMT tax credit refund coupled with normal amortization of prepaid insurance.

Accounts payable increased to $1.2 million as of June 30, 2020 from $1.1 million as of December 31, 2019, primarily driven by net increased payables due for manufacturing-related activities offset by decreased payables due for clinical development activities and for legal and professional services. Accrued liabilities and other current liabilities increased to $2.3 million as of June 30, 2020 from $2.1 million as of December 31, 2019, as increased accruals for Manocept development costs and for legal and professional services were offset by decreased compensation-related accruals. Our payable and accrual balances will continue to fluctuate but will likely increase overall as we increase our development activity related to the Manocept platform.

Investing Activities. Investing activities used $124,000 during the first half of 2020 compared to $627,000 provided during the same period in 2019. Patent and trademark costs used $115,000 and purchases of equipment used $8,000 during the first half of 2020. Sales of available-for-sale securities provided $400,000, maturities of available-for-sale securities provided $200,000, and the return of previously-purchased equipment provided $27,000 during the first half of 2019.

Financing Activities. Financing activities provided $3.7 million during the first half of 2020 compared to $5.2 million provided during the same period in 2019. The $3.7 million provided by financing activities in the first half of 2020 consisted primarily of net proceeds from issuance of common stock of $2.9 million, proceeds from issuance of preferred stock of $700,000, and proceeds from notes payable of $366,000, offset by principal payments of financed insurance premiums of $262,000. The $5.2 million provided by financing activities in the first six months of 2019 consisted primarily of proceeds from issuance of common stock of $6.0 million, offset by stock issuance costs of $572,000 and principal payments on financed insurance premiums of $236,000.

Registered Offerings

On February 14, 2020, we executed an agreement with an investor to purchase 1,647,059 million shares of our Common Stock at a price of $0.85 per share for aggregate gross proceeds to Navidea of approximately $1.4 million. The offering was made pursuant to our shelf registration statement on Form S‑3 (Registration No. 333-222092), which was declared effective by the Securities and Exchange Commission (the “SEC”) on December 27, 2017, including the prospectus contained therein, as well as a prospectus supplement filed with the SEC on February 18, 2020. We intend to use the net proceeds from this offering to fund our research and development programs, including continued advancement of our two Phase 2b and Phase 3 clinical trials of Tc99m tilmanocept in patients with rheumatoid arthritis, and for general working capital purposes and other operating expenses. See Notes 2, 11 and 16(b) to the accompanying consolidated financial statements.

Private Placements

On February 13, 2020, we executed a stock purchase agreement with John K. Scott, Jr. to purchase approximately 2.4 million shares of Common Stock for aggregate gross proceeds of approximately $2.0 million. We intend to use the net proceeds from this private placement to fund our research and development programs, including continued advancement of our two Phase 2b and Phase 3 clinical trials of Tc99m tilmanocept in patients with rheumatoid arthritis, and for general working capital purposes and other operating expenses. The securities offered and sold in the private placement to Mr. Scott were not registered under the Securities Act of 1933, as amended, or state securities laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration requirements. We have agreed to file a registration statement with the SEC covering the resale of the shares of Common Stock issued to Mr. Scott. See Notes 2, 11 and 16(b) to the accompanying consolidated financial statements.

On August 9, 2020, Navidea signed a binding Commitment Letter with Mastiff Group LLC as the Sponsor for a private placement financing of up to $25.0 million in aggregate gross proceeds of shares of Navidea's common stock.  Shares will be priced either "at the market" or at a premium to the closing price of Navidea's common stock on the date of execution.  The Commitment Letter requires the Sponsor to purchase, or cause the purchase of, shares of Navidea's common stock, and to pay, or cause to be paid, to Navidea an aggregate cash purchase of up to $25.0 million.  The Commitment Letter does not specify a minimum dollar amount or number of shares that must be purchased.  The Sponsor may effect the funding of the Equity Commitment directly or indirectly through one or more affiliates of the Sponsor or any other investment fund that the Sponsor deems appropriate.  The Commitment Letter provides that Definitive Agreements, including a Stock Purchase Agreement and Registration Rights Agreement, must be signed within 7 business days of the date of the Commitment Letter, and one or more closings will be held not later than 15 business days from the date of execution of the Definitive Agreements.  The Equity Commitment is subject to the approval by the NYSE American of the Company's additional listing application and other customary closing conditions.  See Note 16(c) to the accompanying consolidated financial statements.

CRG Litigation

On February 13, 2020, the Company executed a binding term sheet to sell the Judgment for $4.2 million of proceeds to Navidea. On May 6, 2020, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent with Keystone pursuant to which the Company agreed to issue to Keystone 420,000 shares of newly-designated Series C Preferred Stock for an aggregate purchase price of $4.2 million. The Series C Preferred Stock is guaranteed by a portion of the proceeds of the Judgment. See Notes 2 and 16(a) to the accompanying consolidated financial statements.

Platinum Litigation

See Notes 2 and 10 to the accompanying consolidated financial statements.

Goldberg Agreement and Litigation

See Notes 2, 6 and 10 to the accompanying consolidated financial statements.

Paycheck Protection Program Loan

The CARES Act was enacted on March 27, 2020.  Among the provisions contained in the CARES Act is the creation of the PPP that provides for SBA Section 7(a) loans for qualified small businesses.  PPP loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt.  On May 18, 2020, the Lender funded the PPP Loan in the amount of $366,000. The amount that will be forgiven will be calculated in part with reference to the Company’s full-time headcount during the eight-week period following the funding of the PPP loan.  In accordance with the loan forgiveness requirements of the CARES Act, the Company intends to use the proceeds from the PPP Loan primarily for payroll costs, rent and utilities, thus the Company anticipates that 100% of the loan will be forgiven.  See Notes 2 and 8 to the accompanying consolidated financial statements.

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

We plan to focus our resources during the remainder of 2020 primarily on development of products based on the Manocept platform. Although management believes that it will be able to achieve this objective, it is subject to a number of variables beyond our control, including the nature and timing of any partnering opportunities, the ability to modify contractual commitments made in connection with these programs, and the timing and expense associated with suspension or alteration of clinical trials, and consequently we may need to seek additional financing in order to support our planned development programs.

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

The Company is currently engaged in litigation with Dr. Goldberg, CRG and Platinum-Montaur. In addition, the Company has experienced recurring net losses and has used significant cash to fund its operations. The Company has considerable discretion over the extent of development project expenditures and has the ability to curtail the related cash flows as needed. The Company also has funds remaining under outstanding grant awards, and continues working to establish new sources of funding, including collaborations, potential equity investments, and additional grant funding that can augment the balance sheet. However, COVID-19 continues to spread globally, which has impacted the global economy and may impact our operations, including the potential interruption of our clinical trial activities and our supply chain.  To date, we do not believe there has been any appreciable impact to the Company’s clinical development and regulatory timelines resulting from COVID-19. The COVID-19 pandemic has adversely affected economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations, including our ability to obtain additional funding, if needed.  Much of the funding from the February 2020 transactions described above was delayed, due in part to the COVID-19 pandemic and its devastating impact on global financial markets. However, funding for all of these transactions has been completed prior to filing of this Quarterly Report on Form 10-Q.

On August 9, 2020, Navidea signed a binding Commitment Letter with Mastiff Group LLC as lead investor for a private placemnt financing of up to $25 million in aggregate gross proceeds of shares of Navidea's common stoock.  The Commitment Letter provides that definitive agreements, including a Stock Purchase Agreement and Registration Rights Agreement, must be signed within 7 business days of the date of the Commitment Letter, and one or more closings will be hold not later than 15 business days from the date of execution of th definitive agreements.  However, based on our current working capital and our projected cash burn, and without definitive agreements in place, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months following the filing of this Quarterly Report on Form 10-Q. See Note 2 to the accompanying consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements.

Recent Accounting Standards

See Notes 1(f) and 1(g) to the accompanying consolidated financial statements for a summary of all recent accounting standards.

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

Research and Development. Research and development ("R&D") expenses include both internal R&D activities and external contracted services. Internal R&D activity expenses include salaries, benefits, and stock-based compensation, as well as travel, supplies, and other costs to support our R&D staff. External contracted services include clinical trial activities, chemistry, manufacturing and control-related activities, and regulatory costs. R&D expenses are charged to operations as incurred. We review and accrue R&D expenses based on services performed and rely upon estimates of those costs applicable to the stage of completion of each project.

Series C Convertible Preferred Stock.  The Company evaluated the provisions of the Series C Preferred Stock under Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, ASC 815, Derivatives and Hedging, ASC 470, Debt, and Accounting Series Release (“ASR”) 268, Presentation in Financial Statements of “Redeemable Preferred Stocks.”  Based on this evaluation, the Company determined that the Series C Preferred Stock is not a mandatorily redeemable financial instrument and any obligation to issue a variable number of shares of Common Stock is not unconditional.  Accordingly, the Series C Preferred Stock should be classified as equity.  Neither the embedded conversion option nor the embedded call option meet the criteria to be separated from the Series C Preferred stock and thus these features should not be bifurcated and accounted for as derivatives.  Additionally, the Series C Preferred Stock contains a beneficial conversion feature (“BCF”) that results in an increase to additional paid-in capital and a discount on the Series C Preferred Stock.  The discount on the Series C Preferred Stock is considered to be fully amortized at the date of issuance because the Series C Preferred Stock is immediately convertible.  This results in a deemed dividend at the date of issuance for the amount of the BCF.  Finally, the Company determined that the conversion features of the Series C Preferred Stock could result in the Company being required to redeem a portion of the shares converted, thus the Series C Preferred Stock should be classified in mezzanine equity.

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

Under the supervision and with the participation of our management, including Mr. Latkin, who serves as our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2020, and concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Control Over Financial Reporting

During the quarter ended June 30, 2020, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the accompanying consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes to the Company's risk factors as previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 18, 2020, and the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, filed with the SEC on May 15, 2020, except as described below.

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

●

The instability to worldwide economies, financial markets, social institutions, labor markets and the healthcare systems as a result of the COVID-19 pandemic, which could result in an economic downturn that could adversely impact our business, results of operations and financial condition, as well as that of our investors, suppliers, customers or other business partners. For example, much of the funding from the February 2020 transactions described above in “Liquidity and Capital Resources” was delayed, due in part to the COVID-19 pandemic and its devastating impact on global financial markets. However, funding for all of these transactions has been completed prior to filing of this Quarterly Report on Form 10-Q; and

●	A recurrence of the COVID-19 pandemic after social distancing and other similar measures have been relaxed.

Our Amended and Restated By-Laws designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by the Company’s stockholders, which could limit its stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our Amended and Restated By-Laws (“Bylaws”) provide that the Court of Chancery of the State of Delaware is the exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or (iv) any action asserting a claim governed by the internal affairs doctrine. However, this choice of forum provision does not preclude or contract the scope of exclusive federal jurisdiction for any actions brought under the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction, and the Company does not intend for the exclusive forum provision to apply to Exchange Act claims. Additionally, this choice of forum provision will not apply to claims as to which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision and that asserts claims under the Securities Act, inasmuch as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. There is uncertainty as to whether a court would enforce such an exclusive forum provision with respect to claims under the Securities Act. In addition, our stockholders will not be deemed to have waived the Company’s compliance with the federal securities laws and the rules and regulations thereunder. Subject to the foregoing, any person or entity purchasing or otherwise acquiring any interest in shares of capital stock of the corporation shall be deemed to have notice of and consented to this provision of our Amended and Restated By-Laws.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdiction. If a court were to find the choice of forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

Item 5. Other Information

Private Placement Financing Transaction

On August 9, 2020, Navidea signed a binding commitment letter (the “Commitment Letter”) with Mastiff Group LLC as lead investor (the “Sponsor”), for a private placement financing of up to $25 million in aggregate gross proceeds of shares of Navidea’s common stock. Shares will be priced either “at the market” or at a premium to the closing price of Navidea’s common stock on the date of execution.

The Commitment Letter requires the Sponsor to purchase, or cause the purchase of, shares of Navidea’s common stock, and to pay, or cause to be paid, to Navidea an aggregate cash purchase of up to $25,000,000 (the “Equity Commitment”). The Commitment Letter does not specify a minimum dollar amount or number of shares that must be purchased. The Sponsor may effect the funding of the Equity Commitment directly or indirectly through one or more affiliates of the Sponsor or any other investment fund that the Sponsor deems appropriate. The Commitment Letter provides that definitive agreements (the “Definitive Agreements”), including a Stock Purchase Agreement and Registration Rights Agreement, must be signed within 7 business days of the date of the Commitment Letter, and one or more closings will be held not later than 15 business days from the date of execution of the Definitive Agreements. The Equity Commitment is subject to the approval by the NYSE American of the Company’s additional listing application and other customary closing conditions.

This Commitment Letter and the obligation of the Sponsor to fund the Equity Commitment will terminate automatically and immediately upon the earliest to occur of (a) the mutual agreement of the Sponsor and Navidea, and (b) the closing, at which time such obligation will be discharged but subject to the performance of such obligation. In addition, Navidea may terminate this the Commitment Letter and the Equity Commitment if the purchase price proposed by the Sponsor is not above the “at-market” per share price on the date of execution of the Definitive Agreements.

The securities to be sold pursuant to the Equity Commitment have not been, and will not be, registered under the Securities Act, or applicable state securities laws, and accordingly may not be offered or sold in the United States except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and such applicable state securities laws. This disclosure shall not constitute an offer to sell or the solicitation of an offer to buy any of Navidea’s securities. No offer, solicitation or sale will be made in any state or other jurisdiction in which such offering, solicitation or sale would be unlawful.

The foregoing description of the Commitment Letter is qualified in its entirety by reference thereto, a copy of which will be filed as an exhibit to a future periodic report, to be filed with the U.S. Securities and Exchange Commission.

Item 6. Exhibits

3.1	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock (incorporated by reference to the Current Report on Form 8-K filed by the Company on May 12, 2020).

10.1

Employment Agreement, effective July 27, 2020, by and between Navidea Biopharmaceuticals, Inc. and Jed A. Latkin (incorporated by reference to the Current Report on Form 8-K filed by the Company on July 31, 2020).

10.2

Stock Purchase Agreement and Letter of Investment Intent by and between the Company and Keystone Capital Partners, LLC (incorporated by reference to the Current Report on Form 8-K filed by the Company on May 12, 2020).

10.3	Termination Agreement by and among the Company, SpePharm and Norgine (incorporated by reference to the Current Report on Form 8-K filed by the Company on May 12, 2020).

10.4	Amended and Restated Equity Commitment Letter, dated August 14, 2020, between Mastiff Group LLC and Navidea Biopharmaceuticals, Inc.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.

Items 2, 3, and 4 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVIDEA BIOPHARMACEUTICALS, INC.
(the Company)
August 14, 2020

By:	/s/ Jed A. Latkin

Jed A. Latkin
Chief Executive Officer, Chief Operating Officer and Chief Financial Officer
(Authorized Officer; Principal Executive, Financial and Accounting Officer)