Form 10-Q
period 2020-09-30
NAVIDEA BIOPHARMACEUTICALS, INC.
filed 2020-11-13
CIK 810509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,687,198 shares of common stock, par value $.001 per share (as of the close of business on November 6, 2020).

NAVIDEA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	3

	Consolidated Statements of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2020 and 2019 (unaudited)	4

	Consolidated Statements of Comprehensive Loss for the Three-Month and Nine-Month Periods Ended September 30, 2020 and 2019 (unaudited)	5

	Consolidated Statements of Stockholders’ Equity (Deficit) for the Nine-Month Periods Ended September 30, 2020 and 2019 (unaudited)	6

	Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2020 and 2019 (unaudited)	8

	Notes to the Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

	Forward-Looking Statements	29

	The Company	29

	Technology and Product Candidates	30

	Outlook	33

	Results of Operations	34

	Liquidity and Capital Resources	35

	Off-Balance Sheet Arrangements	38

	Recent Accounting Standards	38

	Critical Accounting Policies	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

	Disclosure Controls and Procedures	39

	Changes in Control Over Financial Reporting	40

PART II – Other Information

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 6.	Exhibits	42

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,722,852	$1,047,159
Stock subscriptions and other receivables	820,211	901,339
Prepaid expenses and other	249,888	967,285
Total current assets	4,792,951	2,915,783
Property and equipment	838,714	1,207,537
Less accumulated depreciation and amortization	704,411	1,177,327
Property and equipment, net	134,303	30,210
Right-of-use lease assets	458,280	404,594
Less accumulated amortization	178,003	122,906
Right-of-use lease assets, net	280,277	281,688
License agreements, patents and trademarks	680,750	478,672
Less accumulated amortization	119,638	93,259
License agreements, patents and trademarks, net	561,112	385,413
Other assets	227,192	537,812
Total assets	$5,995,835	$4,150,906
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,115,871	$1,112,069
Accrued liabilities and other	2,246,634	2,150,974
Notes payable	366,000	305,955
Lease liabilities, current	285,913	250,553
Total current liabilities	4,014,418	3,819,551
Lease liabilities	380,236	512,344
Deferred revenue	700,000	700,000
Total liabilities	5,094,654	5,031,895
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Series D preferred stock subscribed; $.001 par value, 148,500 and 0 shares subscribed as of September 30, 2020 and December 31, 2019, respectively	149	—
Series D preferred stock subscriptions receivable	(14,150,000)	—
Common stock; $.001 par value; 300,000,000 shares authorized; 26,373,908 and 19,234,960 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	217,370	210,232
Common stock subscribed; $.001 par value, 1,000,000 and 902,162 shares subscribed as of September 30, 2020 and December 31, 2019, respectively	1,000	902
Common stock subscriptions receivable	(5,000,000)	—
Additional paid-in capital	375,154,360	345,847,676
Accumulated deficit	(356,053,002)	(347,671,102)
Total Navidea stockholders' equity (deficit)	169,877	(1,612,292)
Noncontrolling interest	731,304	731,303
Total stockholders’ equity (deficit)	901,181	(880,989)
Total liabilities and stockholders’ equity (deficit)	$5,995,835	$4,150,906

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Royalty revenue	$2,047	$4,895	$26,188	$13,985
License revenue	4,726	—	4,726	9,953
Grant and other revenue	261,616	231,916	664,848	514,589
Total revenue	268,389	236,811	695,762	538,527
Cost of revenue	82	195	1,048	6,559
Gross profit	268,307	236,616	694,714	531,968
Operating expenses:
Research and development	1,377,998	1,801,558	3,659,046	3,612,783
Selling, general and administrative	1,788,934	1,519,496	4,946,279	5,109,612
Total operating expenses	3,166,932	3,321,054	8,605,325	8,722,395
Loss from operations	(2,898,625)	(3,084,438)	(7,910,611)	(8,190,427)
Other income (expense):
Interest (expense) income, net	(149)	11,858	12,822	23,336
Other, net	(564)	(1,524)	(777)	(5,880)
Total other (expense) income, net	(713)	10,334	12,045	17,456
Loss before income taxes	(2,899,338)	(3,074,104)	(7,898,566)	(8,172,971)
Provision for income taxes	—	—	—	(707)
Loss from continuing operations	(2,899,338)	(3,074,104)	(7,898,566)	(8,173,678)
Loss from discontinued operations, net of tax effect	—	—	—	(2,665)
Net loss	(2,899,338)	(3,074,104)	(7,898,566)	(8,176,343)
Loss (income) attributable to noncontrolling interest	—	2	(1)	16
Deemed dividend on Series C and Series D Preferred Stock beneficial conversion features	(405,555)	—	(483,333)	—
Net loss attributable to common stockholders	$(3,304,893)	$(3,074,102)	$(8,381,900)	$(8,176,327)
Loss per common share (basic and diluted):
Continuing operations	$(0.13)	$(0.17)	$(0.37)	$(0.62)
Attributable to common stockholders	$(0.13)	$(0.17)	$(0.37)	$(0.62)
Weighted average shares outstanding	25,843,732	18,044,406	22,946,201	13,082,393

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(2,899,338)	$(3,074,104)	$(7,898,566)	$(8,176,343)
Unrealized (loss) gain on available-for-sale securities	—	(188)	—	730
Comprehensive loss	$(2,899,338)	$(3,074,292)	$(7,898,566)	$(8,175,613)

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited)

For the Nine Months Ended September 30, 2020
	Preferred Stock		Preferred Stock Subscribed		Preferred Stock Subscriptions	Common Stock Issued		Common Stock Subscribed		Common Stock Subscriptions	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Receivable	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Loss	Interest	Total
Balance, January 1, 2020	-	$-	-	$-	$-	19,234,960	$210,232	902,162	$902	$-	$345,847,676	$(347,671,102)	$-	$731,303	$(880,989)
Issued stock in payment of services	-	-	-	-	-	3,810	4	-	-	-	4,797	-	-	-	4,801
Issued stock in payment of employee bonuses	-	-	-	-	-	53,315	53	-	-	-	64,458	-	-	-	64,511
Issued stock pursuant to private placement	-	-	-	-	-	902,162	902	(902,162)	(902)	-	-	-	-	-	-
Issued stock pursuant to registered direct offering, net of issuance costs	-	-	-	-	-	1,000,001	1,000	-	-	-	699,000	-	-	-	700,000
Stock subscribed in connection with private placement	-	-	-	-	-	-	-	2,373,529	2,374	(912,500)	2,015,126	-	-	-	1,105,000
Stock subscribed in connection with registered direct offering	-	-	-	-	-	-	-	647,058	647	-	549,353	-	-	-	550,000
Stock compensation expense	-	-	-	-	-	-	-	-	-	-	39,246	-	-	-	39,246
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,673,610)	-	2	(2,673,608)
Total comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,673,608)
Balance, March 31, 2020	-	-	-	-	-	21,194,248	212,191	3,020,587	3,021	(912,500)	349,219,656	(350,344,712)	-	731,305	(1,091,039)
Issued restricted stock	-	-	-	-	-	10,000	10	-	-	-	-	-	-	-	10
Issued stock pursuant to registered direct offering	-	-	-	-	-	647,058	647	(647,058)	(647)	-	-	-	-	-	-
Issued stock pursuant to private placement	-	-	-	-	-	1,911,800	1,912	(1,911,800)	(1,912)	520,030	-	-	-	-	520,030
Issued stock to 401(k) plan	-	-	-	-	-	32,651	33	-	-	-	39,801	-	-	-	39,834
Issued stock upon exercise of warrants	-	-	-	-	-	300,595	300	-	-	-	(300)	-	-	-	-
Issued stock in payment of employee bonuses	-	-	-	-	-	40,844	41	-	-	-	106,970	-	-	-	107,011
Issued Series C Preferred Stock	70,000	70	-	-	-	-	-	-	-	-	699,930	-	-	-	700,000
Deemed dividend on Series C Preferred Stock	-	-	-	-	-	-	-	-	-	-	77,778	(77,778)	-	-	-
Issued stock upon conversion of Series C Preferred Stock	(70,000)	(70)	-	-	-	410,765	411	-	-	-	(341)	-	-	-	-
Stock subscribed in connection with private placement	-	-	-	-	-	-	-	-	-	392,470	-	-	-	-	392,470
Stock compensation expense	-	-	-	-	-	-	-	-	-	-	34,588	-	-	-	34,588
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,325,618)	-	(1)	(2,325,619)
Total comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,325,619)
Balance, June 30, 2020	-	-	-	-	-	24,547,961	215,545	461,729	462	-	350,178,082	(352,748,108)	-	731,304	(1,622,715)
Issued Series C Preferred Stock, net of costs	350,000	350	-	-	-	-	-	-	-	-	3,462,828	-	-	-	3,463,178
Deemed dividend on Series C Preferred Stock	-	-	-	-	-	-	-	-	-	-	388,889	(388,889)	-	-	-
Issued stock upon conversion of Series C Preferred Stock	(350,000)	(350)	-	-	-	1,014,311	1,014	-	-	-	(664)	-	-	-	-
Issued stock in payment of Series C Preferred Stock fees	-	-	-	-	-	14,205	14	-	-	-	(14)	-	-	-	-
Issued stock pursuant to private placement	-	-	-	-	-	461,729	462	(461,729)	(462)	-	-	-	-	-	-
Issued stock pursuant to Jubilant MOU	-	-	-	-	-	209,205	209	-	-	-	999,791	-	-	-	1,000,000
Issued restricted stock	-	-	-	-	-	50,000	50	-	-	-	-	-	-	-	50
Issued stock in payment of services	-	-	-	-	-	20,000	20	-	-	-	65,380	-	-	-	65,400
Issued Series D Preferred Stock, net of costs	1,500	2	-	-	-	-	-	-	-	-	132,089	-	-	-	132,091
Deemed dividend on Series D Preferred Stock	-	-	-	-	-	-	-	-	-	-	16,667	(16,667)	-	-	-
Issued stock upon conversion of Series D Preferred Stock	(1,500)	(2)	-	-	-	56,497	56	-	-	-	(54)	-	-	-	-
Stock subscribed in connection with Series D Preferred Stock	-	-	148,500	149	(14,150,000)	-	-	-	-	-	14,849,851	-	-	-	700,000
Stock subscribed in connection with private placement	-	-	-	-	-	-	-	1,000,000	1,000	(5,000,000)	4,999,000	-	-	-	-
Stock compensation expense	-	-	-	-	-	-	-	-	-	-	62,515	-	-	-	62,515
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,899,338)	-	-	(2,899,338)
Total comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,899,338)
Balance, September 30, 2020	-	$-	148,500	$149	$(14,150,000)	26,373,908	$217,370	1,000,000	$1,000	$(5,000,000)	$375,154,360	$(356,053,002)	$-	$731,304	$901,181

(continued)

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit) (continued)

(unaudited)

For the Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Compre -hensive (Loss)	Non- controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Interest	Equity
Balance, January 1, 2019	10,019,535	$200,391	$338,265,383	$(336,722,905)	$(730)	$668,321	$2,410,460
Issued restricted stock	15,000	300	—	—	—	—	300
Issued stock pursuant to Stock Purchase Agreement	17,857	357	49,643	—	—	—	50,000
Stock compensation expense	—	—	61,978	—	—	—	61,978
Comprehensive loss:
Net loss	—	—	—	(2,429,049)	—	(12)	(2,429,061)
Unrealized gain on available-for-sale securities	—	—	—	—	958	—	958
Total comprehensive loss	—	—	—	—	—	—	(2,428,103)
Balance, March 31, 2019	10,052,392	201,048	338,377,004	(339,151,954)	228	668,309	94,635
Rounding adjustments related to reverse stock split	(1,114)	—	(3,385)	—	—	—	(3,385)
Issued stock to 401(k) plan	8,128	8	19,580	—	—	—	19,588
Shares issued for public offering, net of offering costs of $841,559	8,000,000	8,000	5,158,441	—	—	—	5,166,441
Value of warrants issued in connection with public offering	—	—	261,288	—	—	—	261,288
Stock compensation expense	—	—	66,159	—	—	—	66,159
Comprehensive loss:
Net loss	—	—	—	(2,673,176)	—	(3)	(2,673,179)
Unrealized loss on available-for-sale securities	—	—	—	—	(40)	—	(40)
Total comprehensive loss	—	—	—	—	—	—	(2,673,219)
Balance, June 30, 2019	18,059,406	209,056	343,879,087	(341,825,130)	188	668,306	2,931,507
Stock compensation expense	—	—	50,042	—	—	—	50,042
Comprehensive loss:
Net loss	—	—	—	(3,074,102)	—	(2)	(3,074,104)
Unrealized loss on available-for-sale securities	—	—	—	—	(188)	—	(188)
Total comprehensive loss	—	—	—	—	—	—	(3,074,292)
Balance, September 30, 2019	18,059,406	$209,056	$343,929,129	$(344,899,232)	$—	$668,304	$(92,743)

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(7,898,566)	$(8,176,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,501	107,794
(Gain) loss on disposal and abandonment of assets	(1,042)	1,672
Stock compensation expense	136,349	178,179
Value of stock issued in payment of employee bonuses	171,522	—
Value of stock issued in payment of services	70,201	—
Value of stock issued to 401(k) plan for employer matching contribution	39,834	19,588
Changes in operating assets and liabilities:
Stock subscriptions and other receivables	781,128	(124,665)
Prepaid expenses, right-of-use lease assets, and other assets	1,029,427	753,034
Accounts payable	3,802	414,250
Accrued, lease and other liabilities	8,269	216,180
Deferred revenue	(9,355)	(11,024)
Net cash used in operating activities	(5,616,930)	(6,621,335)
Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	—	400,000
Maturities of available-for-sale securities	—	400,000
(Payments for purchases) proceeds from disposal of equipment	(129,216)	28,382
Proceeds from sale of equipment	1,042	—
Patent and trademark costs	(202,078)	—
Net cash (used in) provided by investing activities	(330,252)	828,382
Cash flows from financing activities:
Proceeds from issuance of preferred stock	4,350,000	—
Payment of preferred stock issuance costs	(54,730)	—
Proceeds from issuance of common stock	4,417,560	6,046,915
Payment of common stock issuance costs	(150,000)	(572,271)
Proceeds from note payable	366,000	—
Principal payments on notes payable	(305,955)	(316,074)
Net cash provided by financing activities	8,622,875	5,158,570
Net increase (decrease) in cash and cash equivalents	2,675,693	(634,383)
Cash and cash equivalents, beginning of period	1,047,159	3,475,881
Cash and cash equivalents, end of period	$3,722,852	$2,841,498

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies

a.

Basis of Presentation: The information presented as of September 30, 2020 and for the three-month and nine-month periods ended September 30, 2020 and 2019 is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Navidea Biopharmaceuticals, Inc. (“Navidea”, the “Company,” or “we”) believes to be necessary for the fair presentation of results for the periods presented. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The balances as of September 30, 2020 and the results for the interim periods are not necessarily indicative of results to be expected for the year. The consolidated financial statements should be read in conjunction with Navidea’s audited consolidated financial statements for the year ended December 31, 2019, which were included as part of our Annual Report on Form 10-K.

Our consolidated financial statements include the accounts of Navidea and our wholly owned subsidiary, Navidea Biopharmaceuticals Limited, as well as those of our majority-owned subsidiary, Macrophage Therapeutics, Inc. (“MT”). All significant inter-company accounts were eliminated in consolidation.

In March 2020, the World Health Organization categorized the current COVID-19 outbreak as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.  COVID-19 continues to spread globally, including throughout the United States, which has impacted the global economy and may impact our operations, including the potential interruption of our clinical trial activities and our supply chain. To date, we do not believe there has been any appreciable impact to the Company’s clinical development and regulatory timelines resulting from COVID-19.  However, the COVID-19 pandemic has adversely affected economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations, including our ability to obtain additional funding, if needed.  The funding from the February 2020 transactions described in Note 2 below was received on a delayed basis during the second and third quarters of 2020, due in part to the COVID-19 pandemic and its devastating impact on global financial markets. The extent to which COVID-19 impacts our operations and financial results will depend on numerous evolving factors that we are not able to accurately predict, including: the duration and scope of the pandemic, government actions taken in response to the pandemic, and the impact on our ability to continue to conduct our clinical trials

b.	Financial Instruments and Fair Value: The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

(1)	Cash and cash equivalents, stock subscriptions and other receivables, and accounts payable: The carrying amounts approximate fair value because of the short maturity of these instruments.

(2)

Notes payable: The carrying value of our debt as of September 30, 2020 and December 31, 2019 primarily consisted of the face amount of the notes plus accrued interest. As of September 30, 2020 and December 31, 2019, the fair value of our notes payable was approximately $366,000 and $306,000, both amounts equal to the carrying value of the notes payable. See Note 8.

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

e.

Series C and Series D Convertible Preferred Stock:  The Company evaluated the provisions of the Series C and Series D Preferred Stock under Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, ASC 815, Derivatives and Hedging, ASC 470, Debt, and Accounting Series Release (“ASR”) 268, Presentation in Financial Statements of “Redeemable Preferred Stocks.”  Based on this evaluation, the Company determined that neither the Series C nor Series D Preferred Stock is a mandatorily redeemable financial instrument and any obligation to issue a variable number of shares of Common Stock is not unconditional.  Accordingly, the Series C and Series D Preferred Stock should be classified as equity.  Neither the embedded conversion option nor the embedded call option meet the criteria to be separated from the Series C or Series D Preferred stock and thus these features should not be bifurcated and accounted for as derivatives.  Additionally, both the Series C and Series D Preferred Stock contain a beneficial conversion feature (“BCF”) that results in an increase to additional paid-in capital and a discount on the Series C and Series D Preferred Stock.  The discount on the Series C and Series D Preferred Stock is considered to be fully amortized at the date of issuance because the Series C and Series D Preferred Stock are immediately convertible.  This results in a deemed dividend at the date of issuance for the amount of the BCF.  Finally, the Company determined that the conversion features of the Series D Preferred Stock cannot result in the Company being required to redeem a portion of the shares converted, thus the Series D Preferred Stock should not be classified in mezzanine equity.  See Note 11.

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

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 was issued to reduce the complexity associated with accounting for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock and improves the disclosures for convertible instruments and related earnings-per-share (“EPS”) guidance. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related EPS guidance. ASU 2020-06 is effective for public business entities except smaller reporting companies for annual and interim reporting periods beginning after December 15, 2021, and for annual and interim reporting periods beginning after December 15, 2023 for all other entities. Early adoption is permitted, but the guidance must be adopted as of the beginning of a fiscal year. We are currently evaluating the impact of the adoption on ASU 2020-06 on our consolidated financial statements.

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

The Company has also been engaged in ongoing litigation with Capital Royalty Partners II L.P. (“CRG”) and pursuing recovery of approximately $4.3 million and other damages. On November 27, 2019, the Court of Common Pleas of Franklin County, Ohio (the “Ohio Court”) entered a judgment in the amount of $4.3 million to Navidea, plus statutory interest from April 9, 2018 (the “CRG Judgment”). See Note 10.

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

In February 2020, the Company executed agreements with two existing investors to purchase approximately 4.0 million shares of the Company’s Common Stock for aggregate gross proceeds to Navidea of approximately $3.4 million. The entire $3.4 million was received during the first three quarters of 2020. See Note 11.

On May 6, 2020, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent with Keystone Capital Partners, LLC (“Keystone”) pursuant to which the Company agreed to issue to Keystone 420,000 shares of newly-designated Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”) for an aggregate purchase price of $4.2 million.  The entire $4.2 million was received and the related Series C Preferred Stock was issued during the second and third quarters of 2020. The Series C Preferred Stock was guaranteed by a portion of the proceeds of the CRG Judgment. See Note 11.

On August 9, 2020, the Company entered into a binding memorandum of understanding (“MOU”) with Jubilant Draximage Inc., dba Jubilant Radiopharma, Radiopharmaceuticals Division (“Jubilant”). The MOU outlines the terms and framework for a potential Exclusive License and Distribution Agreement (“ELDA”) for Navidea’s Tc99m-Tilmanocept Rheumatoid Arthritis diagnostic application (“TRA”) in the United States, Canada, Mexico, and Latin America. In connection with the MOU, the Company entered into a Stock Purchase Agreement with Jubilant (the “Jubilant Stock Purchase Agreement”), pursuant to which Jubilant purchased $1.0 million in shares of the Company’s common stock (the “Transaction Shares”) in exchange for exclusivity of negotiations while due diligence efforts are completed. The investment was priced “at market,” which was the closing price of Navidea’s common stock on the NYSE American on the trading day immediately preceding the investment.

The MOU outlines certain terms that are expected to be included in the ELDA, including:

●

Jubilant to provide Navidea with an additional $19.0 million in the form of stock purchases and license fees, subject to the achievement of certain milestones, to be used to fund Navidea’s upcoming NAV3-32 (Phase 2b) and NAV3-33 (Phase 3) trials.

●	Jubilant will pay license fees and sales-based royalties to Navidea based on revenue generated from the sale of TRA in the licensed territory.

●

Jubilant will serve as the exclusive commercial and distribution partner for TRA in the United States, Canada, Mexico, and Latin America. Jubilant will be responsible for all commercialization efforts within the licensed territory.

The execution of the ELDA is subject to certain conditions, including negotiation of a definitive agreement in mutually acceptable form and Jubilant’s completion of its due diligence. See Note 11.

On August 30, 2020, the Company entered into a Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with each of the investors named therein (the “Investors”), pursuant to which the Investors agreed to purchase from the Company, up to $25.0 million in shares of the Company’s common stock, par value $0.001 per share (“Common Stock”). See Note 11.

On August 31, 2020, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent (the “Series D Preferred Stock Purchase Agreement” and, together with the Common Stock Purchase Agreement, the “Purchase Agreements”) with Keystone pursuant to which the Company agreed to issue to Keystone 150,000 shares of newly-designated Series D Redeemable Convertible Preferred Stock (the “Series D Preferred Stock”) for an aggregate purchase price of $15.0 million. Pursuant to the Series D Preferred Stock Purchase Agreement, Keystone will purchase Series D Preferred Stock in amounts to be determined by Keystone in one or more closings (each, a “Series D Call Closing”). The Series D Preferred Stock will be convertible into a maximum of 5,147,000 shares of Common Stock. See Notes 11 and 16.

Navidea intends to use the net proceeds from these transactions to fund its research and development programs, including continued advancement of its two Phase 2b and Phase 3 clinical trials of Tc99m tilmanocept in patients with rheumatoid arthritis, and for general working capital purposes and other operating expenses.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. Among the provisions contained in the CARES Act is the creation of the Payroll Protection Program (“PPP”) that provides for Small Business Administration (“SBA”) Section 7(a) loans for qualified small businesses. PPP loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt.  On May 18, 2020, Fifth Third Bank (the “Lender”) funded a loan to the Company in the amount of $366,000 under the SBA’s PPP (the “PPP Loan”). In accordance with the loan forgiveness requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs, rent and utilities, thus the Company anticipates that 100% of the loan will be forgiven.

During the ongoing COVID-19 global pandemic, the Company’s primary focus is the safety of its employees, the employees of its clinical trial sites, and the patients enrolled in its clinical trials. The Company is working to mitigate any safety risk along with any long-term impact on its clinical development programs. To date, we do not believe there has been any appreciable impact to the Company’s clinical development and regulatory timelines resulting from COVID-19.  The funding from the February 2020 transactions described above was received on a delayed basis during the second and third quarters of 2020, due in part to the COVID-19 pandemic and its devastating impact on global financial markets.

The Company has experienced recurring net losses and has used significant cash to fund its operations. The Company has considerable discretion over the extent of development project expenditures and has the ability to curtail the related cash flows as needed. The February 2020 transactions described above have provided approximately $7.6 million of additional working capital. The August 2020 transactions described above may potentially provide up to an additional $60.0 million of working and growth capital, $20.0 million of which is fully committed. The Company also has funds remaining under outstanding grant awards, and continues working to establish new sources of funding, including collaborations, potential equity investments, and additional grant funding that can augment the balance sheet. Based on our committed equity investments, current working capital, and our projected cash burn, management believes that the Company will be able to continue as a going concern for at least twelve months following the filing of this Quarterly Report on Form 10-Q.

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

Up-front and milestone payments received related to our license and distribution agreements in India and China are deferred until Tc99m tilmanocept has been approved by the regulatory authorities in each of those countries. It is not possible to determine with any degree of certainty whether or when regulatory approval for this product will be achieved in India or China, if at all. In addition, since sales of Tc99m tilmanocept have not yet begun in India or China, there is no basis for estimating whether, to what degree, or the rate at which the product will be accepted and utilized in these markets. Therefore, it is not possible to determine with any degree of certainty the expected sales in future periods in those countries. As such, the Company intends to recognize revenue from up-front and milestone payments on a straight-line basis beginning at the time of regulatory approval in each country through the end of the initial term of each agreement. The initial term of each agreement begins on the date of regulatory approval in each country and lasts for eight years in India and ten years in China.

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

During the three-month periods ended September 30, 2020 and 2019, the Company recognized revenue from contracts with customers of approximately $7,000 and $5,000, respectively. During the nine-month periods ended September 30, 2020 and 2019, the Company recognized revenue from contracts with customers of approximately $31,000 and $35,000, respectively. During the three-month and nine-month periods ended September 30, 2020 and 2019, the Company did not recognize any related impairment losses, nor did the Company recognize any revenue from performance obligations associated with long-term contracts that were satisfied (or partially satisfied) in previous periods.

The following table disaggregates the Company’s revenue from contracts with customers for the three-month and nine-month periods ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Royalty revenue:
Tc99m tilmanocept - Europe	$2,047	$4,895	$26,188	$13,985

License revenue:
Tc99m tilmanocept - Europe	$4,726	$—	$4,726	$—
NAV4694	—	—	—	9,953
Total license revenue	$4,726	$—	$4,726	$9,953

Other revenue:
Additional stability studies	$—	$—	$—	$11,024

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

Through September 30, 2020, the Company has not capitalized any contract-related costs as contract assets.

The following table summarizes the changes in contract liabilities, the current portion of which is included in accrued liabilities and other in the consolidated balance sheets, during the three-month and nine-month periods ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total deferred revenue, beginning of period	$860,000	$1,195,000	$700,000	$711,024
Revenue deferred related to sublicense	—	—	160,000	495,000
Refund of deferred revenue related to sublicense	(160,000)	(495,000)	(160,000)	(495,000)
Revenue recognized from satisfaction of performance obligations	—	—	—	(11,024)
Total deferred revenue, end of period	$700,000	$700,000	$700,000	$700,000

The Company had trade receivables of approximately $0 outstanding as of September 30, 2020 and December 31, 2019.

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

Pursuant to the Termination Agreement, the parties agreed that neither owed the other any payments due under the License Agreement as of the Termination Date and that, among other things, SpePharm will no longer have any right in, nor claim to, any intellectual property owned by the Company or its affiliates anywhere in the world. SpePharm also agreed to perform certain wind-down activities (the “Wind-Down Activities”) during the six-month period following the Termination Date (the “Transition Period”), which Transition Period may be extended by up to ninety days. The Wind-Down Activities include, without limitation, SpePharm transferring to the Company or its designee(s) the regulatory approvals controlled by SpePharm or its affiliates for the purpose of marketing, distributing and selling the Products in the Licensed Territory. SpePharm will also transfer to the Company certain tenders and other customer and sales contracts related to the Products. Subject to the terms of the Termination Agreement, Norgine, an affiliate of SpePharm, agreed to guarantee SpePharm’s performance of its obligations under the Termination Agreement.

4.	Stock-Based Compensation

For the three-month periods ended September 30, 2020 and 2019, our total stock-based compensation expense, which includes reversals of expense for certain forfeited or cancelled awards, was approximately $63,000 and $50,000, respectively. For the nine-month periods ended September 30, 2020 and 2019, our total stock-based compensation expense, which includes reversals of expense for certain forfeited or cancelled awards, was approximately $136,000 and $178,000, respectively. We have not recorded any income tax benefit related to stock-based compensation in any of the three-month or nine-month periods ended September 30, 2020 and 2019.

A summary of the status of our stock options as of September 30, 2020, and changes during the nine-month period then ended, is presented below.

	Nine Months Ended September 30, 2020
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at beginning of period	238,470	$17.38	7.2	$—
Granted	295,000	2.29
Exercised	—	—
Canceled and Forfeited	(3,000)	1.06
Expired	(500)	30.80
Outstanding at end of period	529,970	$9.06	8.1	$314,880
Exercisable at end of period	114,870	$25.20	5.3	$—

A summary of the status of our unvested restricted stock as of September 30, 2020, and changes during the nine-month period then ended, is presented below.

	Nine Months Ended September 30, 2020
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at beginning of period	15,000	$2.75
Granted	60,000	2.90
Vested	(15,000)	2.75
Forfeited	—	—
Unvested at end of period	60,000	$2.90

As of September 30, 2020, there was approximately $332,000 of total unrecognized compensation expense related to unvested stock-based awards, which we expect to recognize over the remaining weighted average vesting term of 1.6 years.

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

Diluted loss per common share for the nine-month periods ended September 30, 2020 and 2019 excludes the effects of 1,106,744 and 1,490,531 common share equivalents, respectively, since such inclusion would be anti-dilutive. The excluded shares consist of common shares issuable upon exercise of outstanding stock options and warrants.

The Company’s unvested restricted stock awards contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”). Therefore, the unvested restricted stock awards are required to be included in the number of shares outstanding for both basic and diluted earnings per share calculations. However, due to our loss from continuing operations, 60,000 and 15,000 shares of unvested restricted stock for the nine-month periods ended September 30, 2020 and 2019, respectively, were excluded in determining basic and diluted loss per share from continuing operations because such inclusion would be anti-dilutive.

6.	Investment in Macrophage Therapeutics, Inc.

In August 2018, Dr. Michael Goldberg resigned from his positions as an executive officer and a director of Navidea.  In connection with Dr. Goldberg’s resignation, Navidea and Dr. Goldberg entered into an Agreement (the “Goldberg Agreement”), with the intent of entering into one or more additional definitive agreements, which set forth the terms of the separation from service. On February 11, 2019, Dr. Goldberg represented to the MT board of directors that he had, without MT board of directors or shareholder approval, created a subsidiary of MT, transferred all of the assets of MT into the subsidiary, and then issued himself stock in the subsidiary.  On February 19, 2019, Navidea notified MT that it was terminating the sublicense in accordance with its terms, effective March 1, 2019, due to MT’s insolvency.  On February 20, 2019, the MT board of directors removed Dr. Goldberg as President and Chief Executive Officer of MT and from any other office of MT to which he may have been appointed or in which he was serving.  Dr. Goldberg remains a member of the MT board of directors, together with Y. Michael Rice and Dr. Claudine Bruck.  Mr. Rice and Dr. Bruck also remain members of Navidea’s Board of Directors.  The MT board of directors then appointed Jed A. Latkin to serve as President and Chief Executive Officer of MT.

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

On December 26, 2019, the District Court ruled on several motions related to Navidea and MT and Dr. Goldberg that substantially limited the claims that Dr. Goldberg can pursue against Navidea and MT. Specifically, the District Court found that certain portions of Dr. Goldberg’s counterclaims against Navidea and third-party claims against MT failed to state a claim upon which relief can be granted. Additionally, the Court ruled that actions taken by Navidea and MT, including reconstituting the MT board of directors, replacing Dr. Goldberg with Jed A. Latkin as Chief Executive Officer of MT, terminating the sublicense between Navidea and MT, terminating certain research projects, and allowing MT intellectual property to revert back to Navidea, were not breaches of the Goldberg Agreement.

The District Court also rejected Dr. Goldberg’s claim for wrongful termination as Chief Executive Officer of MT. In addition, the District Court found that Dr. Goldberg lacked standing to seek injunctive relief to force the removal of Dr. Claudine Bruck and Y. Michael Rice from MT’s board of directors, to invalidate all actions taken by the MT board of directors on or after November 29, 2018 (the date upon which Dr. Bruck and Mr. Rice were appointed by Navidea to the MT board of directors), or to reinstate the terminated sublicense between Navidea and MT.

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

On August 24, 2020, in connection with Dr. Goldberg’s motion for advancement, the District Court adopted the Magistrate Judge’s report and recommendation and found that while Dr. Goldberg was not being granted advancement of fees and expenses incurred in connection with either the Delaware Action or the assertion of third-party claims against MT, the Court ruled that Dr. Goldberg was entitled to advancement for the defense of the remaining claims asserted against him by Navidea in the New York action.  The Court adopted a protocol by which additional motion practice will occur to determine the appropriate amount of fees to be advanced. Such briefing is anticipated to be concluded by November 13, 2020.  Once that decision is made by the Magistrate Judge, subject to review by the District Court, Navidea will need to advance those fees to Dr. Goldberg conditioned upon Dr. Goldberg agreeing to pay those fees back to Navidea if it is determined that he is not entitled to indemnification.  Dr. Goldberg is also asking the Court to accelerate the timeline by which advancement will occur.

The fact discovery deadline in the New York Action was set to expire in September 2020, but is anticipated to be extended in light of a few remaining discovery disputes between the parties. Thereafter, the parties will engage in expert discovery for a period of 60 days.

Delaware Litigation Involving Dr. Goldberg

On February 20, 2019, MT initiated a suit against Dr. Goldberg in the Court of Chancery of the State of Delaware (the “Delaware Court”), alleging, among other things, breach of fiduciary duty as a director and officer of MT and conversion, and to obtain a declaratory judgment that the transactions Dr. Goldberg caused MT to effect are void.  On June 12, 2019, the Delaware Court found that Dr. Goldberg’s actions were not authorized in compliance with the Delaware General Corporation Law.  Specifically, the Delaware Court found that Dr. Goldberg’s creation of a new subsidiary of MT and the purported assignment by Dr. Goldberg of MT’s intellectual property to that subsidiary were void.  The Delaware Court’s ruling follows the order on May 23, 2019 in the case, in which it found Dr. Goldberg in contempt of its prior order holding Dr. Goldberg responsible for the payment of MT’s fees and costs to cure the damages caused by Dr. Goldberg’s contempt.   MT’s claims for breach of fiduciary duty and conversion against Dr. Goldberg remain pending.  As a result of the Delaware Court’s ruling and Navidea’s prior termination of the sublicense between itself and MT, all of the intellectual property related to the Manocept platform is now directly controlled by Navidea. A trial on MT’s claims against Goldberg for breach of fiduciary duty and conversion is presently scheduled for December 1 through December 3, 2020.

Derivative Action Involving Dr. Goldberg

On July 26, 2019, Dr. Goldberg served shareholder demands on the boards of directors of Navidea and MT repeating many of the claims made in the lawsuits described above. On or about November 20, 2019, Dr. Goldberg commenced a derivative action purportedly on behalf of MT in the District Court against Dr. Claudine Bruck, Y. Michael Rice, and Jed Latkin alleging a claim for breach of fiduciary duty based on the actions alleged in the demands. On April 3, 2020, Dr. Goldberg dismissed the derivative action in New York without prejudice and retains the ability to re-file the action in Delaware. Dr. Goldberg has not yet re-filed his derivative complaint. See Notes 2 and 10.

7.	Accounts Payable, Accrued Liabilities and Other

Accounts payable as of September 30, 2020 and December 31, 2019 includes an aggregate of $65,000 in both periods due to related parties for director fees. Accrued liabilities and other as of September 30, 2020 and December 31, 2019 includes an aggregate of $676,000 and $925,000, respectively, due to related parties for accrued bonuses, termination costs, and employer contributions to the 401(k) Plan.

8.	Notes Payable

IPFS Corporation

In November 2018, we prepaid $393,000 of insurance premiums through the issuance of a note payable to IPFS Corporation (“IPFS”) with an interest rate of 5.1%. The note was payable in ten monthly installments of $40,000, with the final payment made in August 2019.

Interest expense related to the IPFS note payable totaled $1,000 and $6,000 during the three-month and nine-month periods ended September 30, 2019, respectively.

First Insurance Funding

In November 2019, we prepaid $349,000 of insurance premiums through the issuance of a note payable to First Insurance Funding (“FIF”) with an interest rate of 5.0%. The note was payable in eight monthly installments of $44,000, with the final payment made in July 2020.

Interest expense related to the FIF note payable totaled $0 and $5,000 during the three-month and nine-month periods ended September 30, 2020, respectively. The balance of the FIF note was approximately $0 and $306,000 as of September 30, 2020 and December 31, 2019, respectively, and was included in notes payable, current in the consolidated balance sheets.

Payroll Protection Program

The CARES Act was enacted on March 27, 2020. Among the provisions contained in the CARES Act is the creation of the PPP that provides for SBA Section 7(a) loans for qualified small businesses. PPP Loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. On May 18, 2020, the Lender funded the PPP Loan in the amount of $366,000. The interest rate on the PPP Loan is a fixed rate of 1% per annum. The amount that will be forgiven will be calculated in part with reference to the Company’s full-time headcount during the eight-week or twenty-four-week period following the funding of the PPP loan. In accordance with the loan forgiveness requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs, rent and utilities, thus the Company anticipates that 100% of the loan will be forgiven. To the extent that the amounts owed under the PPP Loan, or a portion of them, are not forgiven, the Company will be required to make principal and interest payments in monthly installments beginning ten months from the end of the loan forgiveness covered period, or May 12, 2021. The PPP Loan matures on May 1, 2022. The PPP Loan includes events of default. Upon the occurrence of an event of default, the Lender will have the right to exercise remedies against the Company, including the right to require immediate payment of all amounts due under the PPP Note.

Summary

During the three-month periods ended September 30, 2020 and 2019, we recorded interest expense of $0 and $1,000, respectively, related to our notes payable. During the nine-month periods ended September 30, 2020 and 2019, we recorded interest expense of $5,000 and $6,000, respectively, related to our notes payable.

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

Total operating lease expense was $49,000 and $54,000 for the three-month periods ended September 30, 2020 and 2019, respectively. Total operating lease expense was $151,000 and $176,000 for the nine-month periods ended September 30, 2020 and 2019, respectively. Operating lease expense was recorded in selling, general and administrative expenses on our consolidated statements of operations.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of September 30, 2020.

Maturity of Lease Liabilities	Operating Lease Payments
2020 (remaining)	$92,711
2021	344,552
2022	291,111
2023	19,699
2024	1,355
Total undiscounted operating lease payments	749,428
Less imputed interest	83,279
Present value of operating lease liabilities	$666,149

Balance Sheet Classification
Current lease liabilities	$285,913
Noncurrent lease liabilities	380,236
Total operating lease liabilities	$666,149

Other Information
Weighted-average remaining lease term for operating leases (in years)	2.1
Weighted-average discount rate for operating leases	10.9%

Cash paid for amounts included in the present value of operating lease liabilities was $246,000 and $249,000 during the nine-month periods ended September 30, 2020 and 2019, respectively, and is included in operating cash flows.

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

The Company has also been engaged in ongoing litigation with CRG in the Court of Common Pleas of Franklin County, Ohio related to Navidea’s claims that the Lenders fraudulently induced Navidea to enter into a settlement agreement and breached the terms of the same through certain actions taken by the Lenders in connection with the Global Settlement Agreement reached in 2017, pursuant to which Navidea agreed to pay up to $66.0 million to Lenders, as well as through actions and misrepresentations by CRG after the Global Settlement Agreement was executed.  The claims in that suit are for breach of contract, conversion and unjust enrichment against the Lenders for their collection of more than $66.0 million, the maximum permitted under the Global Settlement Agreement, and their double recovery of amounts paid as part of the $4.1 million paid in June 2016 and recovered again as part of the $66.0 million. CRG’s double recovery and recovery of more than $66.0 million are due to CRG drawing the entire $7.1 million on the Cardinal Health 414 letter of credit. The Lenders sought a Writ of Prohibition in the Ohio Supreme Court to prevent this case from moving forward, which was denied, and proceedings resumed in front of the Ohio Court. Following an unsuccessful mediation on May 7, 2019, Navidea moved for summary judgment on June 28, 2019.  On November 27, 2019, the Ohio Court found that when CRG collected more than $66.0 million, they took an excess recovery and breached the Global Settlement Agreement. The Ohio Court awarded approximately $4.3 million to Navidea, plus statutory interest from April 9, 2018, the date CRG drew on the Cardinal Health 414 letter of credit. The Ohio Court also found that there was no unjust enrichment or conversion by CRG since this was a matter of contract and only contract damages were appropriate. The decision is a final appealable order and terminates the case before the Ohio Court. On December 5, 2019, CRG filed a notice of appeal with Ohio’s 10th District Court of Appeals regarding the judgment in favor of Navidea. The briefing of the appeal concluded on March 27, 2020, and oral argument on the appeal was held on September 23, 2020. A decision on the appeal could come at any time, but is expected in the first half of 2021.

CRG filed another lawsuit in the Texas Court in April 2018. This suit seeks a declaratory judgment that CRG did not breach the Global Settlement Agreement by drawing the entire $7.1 million on the Cardinal Health 414 letter of Credit. CRG also alleges that the Company breached the Global Settlement Agreement by appealing the Texas Court’s judgment and by filing the suit in Franklin County, Ohio. The Company moved to dismiss CRG’s claims under the Texas Citizens’ Participation Act. The Texas Court denied the motion to dismiss. The Company filed an interlocutory appeal of the denial of its motion to dismiss. The Court of Appeals affirmed the Texas Court’s refusal to dismiss CRG’s claim on August 28, 2020. The Company has filed a petition for review with the Texas Supreme Court seeking to reverse the Texas Court’s ruling. The Texas Supreme Court has not yet ruled on the Company’s petition. See Note 2.

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

On November 30, 2018, Platinum-Montaur filed a notice of appeal with the United States Court of Appeals for the Second Circuit (the “Second Circuit”) claiming that the District Court erred in dismissing Platinum-Montaur’s claims for breach of contract and unjust enrichment. On January 22, 2019, Platinum-Montaur filed its brief in the Second Circuit, asking the Second Circuit to reverse the District Court and remand the case to the District Court for further proceedings. The Second Circuit held oral argument in this matter on September 5, 2019. On November 25, 2019, the Second Circuit issued a decision which remanded the case to the District Court for further consideration of whether the District Court had jurisdiction over the case following removal from the New York Supreme Court. The Second Circuit did not address the merits of Platinum-Montaur’s allegations against Navidea. By agreement of the parties, the case was remanded from the District Court to the New York Supreme Court. A preliminary conference was set for April 28, 2020 but was cancelled due to the COVID-19 pandemic. After a delay due to the New York Supreme Court not accepting non-emergency filings due to the pandemic, Navidea filed a Motion to Dismiss on June 4, 2020. On September 2, 2020, the New York Supreme Court granted the Motion to Dismiss. Platinum-Montaur filed a Notice of Appeal of the New York Supreme Court’s decision on September 23, 2020 and the appeal is now docketed with the Appellate Department-First Division. However, Platinum-Montaur has not yet perfected that appeal. Until Platinum-Montaur perfects the appeal, a timeline for resolution of the appeal, including briefing and potential oral argument, is unknown. See Note 2.

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

On February 11, 2019, Dr. Goldberg represented to the MT board of directors that he had, without MT board of directors or shareholder approval, created a subsidiary of MT, transferred all of the assets of MT into the subsidiary, and then issued himself stock in the subsidiary. On February 19, 2019, Navidea notified MT that it was terminating the sublicense in accordance with its terms, effective March 1, 2019, due to MT’s insolvency. On February 20, 2019, the MT board of directors removed Dr. Goldberg as President and Chief Executive Officer of MT and from any other office of MT to which he may have been appointed or in which he was serving. Dr. Goldberg remains a member of the MT board of directors, together with Y. Michael Rice and Dr. Claudine Bruck. Mr. Rice and Dr. Bruck remain members of the board of directors of Navidea. The MT board of directors then appointed Jed A. Latkin to serve as President and Chief Executive Officer of MT.

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

On December 26, 2019, the District Court ruled on several motions related to Navidea and MT and Dr. Goldberg that substantially limited the claims that Dr. Goldberg can pursue against Navidea and MT.  Specifically, the District Court found that certain portions of Dr. Goldberg’s counterclaims against Navidea and third-party claims against Macrophage failed to state a claim upon which relief can be granted.  Additionally, the District Court ruled that actions taken by Navidea and MT, including reconstituting the MT board of directors, replacing Dr. Goldberg with Mr. Latkin as Chief Executive Officer of MT, terminating the sublicense between Navidea and MT, terminating certain research projects, and allowing MT intellectual property to revert back to Navidea, were not breaches of the Goldberg Agreement.

The District Court also rejected Dr. Goldberg’s claim for wrongful termination as Chief Executive Officer of MT. In addition, the District Court found that Dr. Goldberg lacked standing to seek injunctive relief to force the removal of Dr. Claudine Bruck and Y. Michael Rice from MT’s board of directors, to invalidate all actions taken by the MT board of directors on or after November 29, 2018 (the date upon which Dr. Bruck and Mr. Rice were appointed by Navidea to the MT board of directors), or to reinstate the terminated sublicense between Navidea and MT.

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

On August 24, 2020, in connection with Dr. Goldberg’s motion for advancement, the District Court adopted the Magistrate Judge’s report and recommendation and found that while Dr. Goldberg was not being granted advancement of fees and expenses incurred in connection with either the Delaware Action or the assertion of third-party claims against MT, the Court ruled that Dr. Goldberg was entitled to advancement for the defense of the remaining claims asserted against him by Navidea in the New York action.  The Court adopted a protocol by which additional motion practice will occur to determine the appropriate amount of fees to be advanced. Such briefing is anticipated to be concluded by November 13, 2020.  Once that decision is made by the Magistrate Judge, subject to review by the District Court, Navidea will need to advance those fees to Dr. Goldberg conditioned upon Dr. Goldberg agreeing to pay those fees back to Navidea if it is determined that he is not entitled to indemnification.  Dr. Goldberg is also asking the Court to accelerate the timeline by which advancement will occur.

The fact discovery deadline in the New York Action was set to expire in September 2020, but is anticipated to be extended in light of a few remaining discovery disputes between the parties. Thereafter, the parties will engage in expert discovery for a period of 60 days.

Delaware Litigation Involving Dr. Goldberg

On February 20, 2019, MT initiated a suit against Dr. Goldberg in the Court of Chancery of the State of Delaware, alleging, among other things, breach of fiduciary duty as a director and officer of MT and conversion, and to obtain a declaratory judgment that the transactions Dr. Goldberg caused MT to effect are void.  On June 12, 2019, the Delaware Court found that Dr. Goldberg’s actions were not authorized in compliance with the Delaware General Corporation Law.  Specifically, the Delaware Court found that Dr. Goldberg’s creation of a new subsidiary of MT and the purported assignment by Dr. Goldberg of MT’s intellectual property to that subsidiary were void.  The Delaware Court’s ruling follows the order on May 23, 2019 in the case, in which it found Dr. Goldberg in contempt of its prior order holding Dr. Goldberg responsible for the payment of MT’s fees and costs to cure the damages caused by Dr. Goldberg’s contempt.   MT’s claims for breach of fiduciary duty and conversion against Dr. Goldberg remain pending.  As a result of the Delaware Court’s ruling and Navidea’s prior termination of the sublicense between itself and MT, all of the intellectual property related to the Manocept platform is now directly controlled by Navidea.  A trial on MT’s claims against Goldberg for breach of fiduciary duty and conversion is presently scheduled for December 1 through December 3, 2020.

Derivative Action Involving Dr. Goldberg

On July 26, 2019, Dr. Goldberg served shareholder demands on the boards of directors of Navidea and MT repeating many of the claims made in the lawsuits described above. On or about November 20, 2019, Dr. Goldberg commenced a derivative action purportedly on behalf of MT in the District Court against Dr. Claudine Bruck, Y. Michael Rice, and Jed Latkin alleging a claim for breach of fiduciary duty based on the actions alleged in the demands. On April 3, 2020, Dr. Goldberg dismissed the derivative action in New York without prejudice and retains the ability to re-file the action in Delaware. Dr. Goldberg has not yet re-filed his derivative complaint. See Notes 2 and 6.

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

On February 14, 2020, the Company announced the execution of several funding transactions resulting in stockholders’ equity of $6.0 million, which brought the Company back into compliance with Sections 1003(a)(i), (ii) and (iii) of the Guide within the timeframe permitted by the NYSE American.  However, much of the funding from these transactions has been delayed, due in part to the COVID-19 pandemic and its devastating impact on global financial markets.  The Company is working closely with the parties to these transactions to complete the funding as soon as possible.  The Company had stockholders’ equity of approximately $170,000 as of September 30, 2020.

Even if an issuer has a stockholders’ deficit, the NYSE American will not normally consider delisting securities of an issuer that fails to meet these requirements if the issuer has (1) average global market capitalization of at least $50,000,000; or total assets and revenue of $50,000,000 in its last fiscal year, or in two of its last three fiscal years; and (2) the issuer has at least 1,100,000 shares publicly held, a market value of publicly held shares of at least $15,000,000 and 400 round lot shareholders.  As of September 30, 2020, the Company’s total market capitalization was approximately $71.2 million. Therefore, we currently meet these exceptions and do not believe that there is a risk that our common stock may be delisted as a result of our failure to meet the minimum stockholders' equity requirement for continued listing.

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

In February 2020, the Company executed agreements with two existing investors to purchase approximately 4.0 million shares of the Company’s Common Stock for aggregate gross proceeds to Navidea of approximately $3.4 million. The entire $3.4 million was received and the related 4,020,588 shares of Common Stock were issued during the first three quarters of 2020.

On May 6, 2020, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent with Keystone pursuant to which the Company agreed to issue to Keystone 420,000 shares of newly-designated Series C Preferred Stock for an aggregate purchase price of $4.2 million.  Pursuant to the Stock Purchase Agreement, Keystone agreed to purchase shares of Series C Preferred Stock in amounts to be determined by Keystone in one or more closings on or before November 6, 2020, provided that all of the Series C Preferred Stock must be purchased by such date.  Holders of the Series C Preferred Stock had the option to convert some or all of the Series C Preferred Stock into shares of the Company’s Common Stock at a 10% discount to market (the “Series C Conversion Shares”), provided that the Company could not issue such Series C Conversion Shares in excess of 19.99% of the number of shares of Common Stock outstanding as of the date of the investment (the “Series C Exchange Cap”) without shareholder approval, which the Company was not required to seek. The entire $4.2 million was received and the related 420,000 shares of Series C Preferred Stock were issued during the second and third quarters of 2020.  In accordance with current accounting guidance, the Company recorded a deemed dividend of approximately $467,000 related to the BCF of the 420,000 shares of Series C Preferred Stock that were issued during the nine-month period ended September 30, 2020.  See Note 1(e).  These 420,000 shares were subsequently converted into 1,425,076 shares of Common Stock during the second and third quarters of 2020.

On August 9, 2020, Company entered into a binding MOU with Jubilant.  The MOU outlines the terms and framework for a potential Exclusive License and Distribution Agreement for Navidea’s Tc99m-Tilmanocept Rheumatoid Arthritis diagnostic application in the United States, Canada, Mexico, and Latin America. In connection with the MOU, the Company entered into a Stock Purchase Agreement with Jubilant, pursuant to which Jubilant purchased 209,205 shares of Common Stock for gross proceeds of $1.0 million in exchange for exclusivity of negotiations while due diligence efforts are completed.  The investment was priced “at market,” which was the closing price of Navidea’s Common Stock on the NYSE American on the trading day immediately preceding the investment.  See Note 2.

On August 30, 2020, the Company entered into a Common Stock Purchase Agreement with each of the Investors named therein, pursuant to which the Investors agreed to purchase from the Company, up to $25.0 million in shares of the Company’s Common Stock.  The initial closing of the sale and purchase of the Common Stock (the “Initial Closing”) must occur within forty-five (45) business days after the date on which the NYSE American approved the Company’s listing application for the Common Stock. The Investors have agreed to purchase an aggregate of 1,000,000 shares of Common Stock at the Initial Closing, at a purchase price of $5.00 per share. Subsequent closings of the sale and purchase of the Common Stock (each a “Subsequent Closing”) will occur from time to time after the Initial Closing on such dates and times as agreed upon by the Company and the Investors, but in any event no later than ninety (90) business days after the Initial Closing; provided that the closing price of the Common Stock on the NYSE American exchange shall have closed at or above $5.00 for five consecutive trading days. The Investors will purchase the Common Stock at such Subsequent Closing at a price per share equal to market value within the meaning of Section 713 of the NYSE American Company Guide; provided that in no event shall the Investors be obligated to purchase Common Stock at a Subsequent Closing at a price greater than $5.75 per share. The Company has the right to terminate the Common Stock Purchase Agreement upon written notice to the Investors if (a) the Initial Closing has not occurred within ninety (90) days of the date of the agreement or (b) if the Investors have not purchased an aggregate of $25.0 million in Common Stock as of the date that is ninety (90) business days after the Initial Closing.  Notwithstanding the foregoing, no Investor is obligated to purchase any Common Stock if such shares proposed to be purchased, when aggregated with all other shares of Common Stock then owned beneficially by such Investor and its affiliates, would result in the beneficial ownership by such Investor and its affiliates of more than 4.99% of the then issued and outstanding shares of Common Stock.  One of the Company’s existing investors, John K. Scott, Jr., is a party to the Common Stock Purchase Agreement and agreed to purchase $25,000 of Common Stock. In accordance with current accounting guidance, $5.0 million of stock subscriptions receivable was included in common stock subscriptions receivable in the consolidated balance sheet as of September 30, 2020. Additionally, as of September 30, 2020, Mr. Scott had paid for his shares but those shares had not yet been issued, therefore $25,000 was included in other current liabilities on the consolidated balance sheet.  See Note 2.

On August 31, 2020, the Company entered into the Series D Preferred Stock Purchase Agreement with Keystone pursuant to which the Company agreed to issue to Keystone 150,000 shares of newly-designated Series D Preferred Stock for an aggregate purchase price of $15.0 million. Pursuant to the Series D Preferred Stock Purchase Agreement, Keystone will purchase Series D Preferred Stock in amounts to be determined by Keystone in one or more closings during the nine-month period following the date on which the prospectus supplement to register the underlying Common Stock was filed with the SEC, provided that all of the Series D Preferred Stock must be purchased by such date.  Holders of the Series D Preferred Stock will have the option to convert some or all of the Series D Preferred Stock into shares of the Company’s Common Stock at a 10% discount to market (the “Series D Conversion Shares”), provided that the Company may not issue such Series D Conversion Shares in excess of 19.99% of the number of shares of Company common stock outstanding as of the date of the investment (the “Series D Exchange Cap”) without shareholder approval, which the Company is not required to seek. See Notes 2 and 16.

In the event of the liquidation or dissolution of the Company, after payment of the debts and other liabilities of the Company, the holders of Series D Preferred Stock then outstanding shall be entitled to receive, out of the assets of the Company and before any payment may be made to the holders of Common Stock or any other junior stock, an amount per share of Series D Preferred Stock calculated by taking the total amount available for distribution to holders of all outstanding Common Stock before deduction of any preference payments for the Series D Preferred Stock, divided by the total of (x) all of the then outstanding shares of Common Stock plus (y) all of the shares of Common Stock into which the outstanding shares of Series D Preferred Stock can be converted, and then (z) multiplying the sum so obtained by the number of shares of Common Stock into which such share of Series D Preferred Stock could then be converted (the “Series D Preferred Liquidation Preference Amount”).

Of the $15.0 million, $150,000 was received and the related 1,500 shares of Series D Preferred Stock were issued during the third quarter of 2020.  The Company recorded a deemed dividend of approximately $17,000 related to the BCF of the 1,500 shares of Series D Preferred Stock that were issued during the three-month period ended September 30, 2020.  See Note 1(e).  These 1,500 shares were subsequently converted into 56,497 shares of Common Stock during the third quarter of 2020.  An additional $700,000 was received and the related 7,000 shares of Series D Preferred Stock were issued during the period beginning on October 1, 2020 and ending on the date of filing of this Quarterly Report on Form 10-Q.  These 7,000 shares of Series D Preferred Stock were subsequently converted into 313,290 shares of Common Stock during the period beginning on October 1, 2020 and ending on the date of filing of this Quarterly Report on Form 10-Q.  In accordance with current accounting guidance, $700,000 of stock subscriptions receivable was included in stock subscriptions and other receivables, and approximately $14.2 million was included in preferred stock subscriptions receivable in the consolidated balance sheet as of September 30, 2020.

Navidea intends to use the net proceeds from these transactions to fund its research and development programs, including continued advancement of its two Phase 2b and Phase 3 clinical trials of Tc99m tilmanocept in patients with rheumatoid arthritis, and for general working capital purposes and other operating expenses. See Note 2.

During the nine-month period ended September 30, 2020, we issued 94,159 shares of our common stock valued at $172,000 to our full-time employees as partial payment in lieu of cash for their 2019 bonuses.

During the nine-month periods ended September 30, 2020 and 2019, we issued 32,651 and 8,128 shares of our common stock as matching contributions to our 401(k) Plan which were valued at $40,000 and $20,000, respectively.

12.	Stock Warrants

In May 2020, 411,000 Series OO warrants to purchase the Company’s common stock were exercised on a cashless basis in exchange for 300,595 shares of Navidea common stock.

As of September 30, 2020, there are 991,874 warrants outstanding to purchase Navidea's common stock. The warrants are exercisable at prices ranging from $0.20 to $49.80 per share with a weighted average exercise price of $18.37 per share. The warrants have remaining outstanding terms ranging from one to 14.9 years.

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

Current accounting standards require a valuation allowance against DTAs if, based on the weight of available evidence, it is more likely than not that some or all of the DTAs may not be realized. Due to the uncertainty surrounding the realization of these DTAs in future tax returns, all of the DTAs have been fully offset by a valuation allowance as of September 30, 2020 and December 31, 2019, except the alternative minimum tax (“AMT”) credit carryforward amount described below.

In assessing the realizability of DTAs, management considers whether it is more likely than not that some portion or all of the DTAs will not be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods) and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the DTAs are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences or tax carryforwards as of September 30, 2020, except for the AMT credit carryforward.

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

Current accounting standards include guidance on the accounting for uncertainty in income taxes recognized in the financial statements. Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility. As a result, no liability for uncertain tax positions was recorded as of September 30, 2020 or December 31, 2019 and we do not expect any significant changes in the next twelve months. Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense. As of September 30, 2020, tax years 2016-2019 remained subject to examination by federal and state tax authorities.

As of September 30, 2020, we had approximately $142.2 million of federal and $20.1 million of state net operating loss carryforwards, as well as approximately $8.8 million of federal research and development (“R&D”) credit carryforwards.

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

The information in the following tables is derived directly from each reportable segment’s financial reporting.

Three Months Ended September 30, 2020	Diagnostics	Therapeutics	Corporate	Total
Royalty revenue	$2,047	$—	$—	$2,047
License revenue	4,726	—	—	4,726
Grant and other revenue	106,729	154,887	—	261,616
Total revenue	113,502	154,887	—	268,389
Cost of revenue	82	—	—	82
Research and development expenses	1,251,383	126,615	—	1,377,998
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	—	1,773,532	1,773,532
Depreciation and amortization (2)	4,027	—	11,375	15,402
(Loss) income from operations (3)	(1,268,605)	28,272	(1,784,907)	(2,898,625)
Other expense (4)	—	—	(713)	(713)
Net (loss) income	(1,141,990)	28,272	(1,785,620)	(2,899,338)
Total assets, net of depreciation and amortization:
United States	$1,000	$38,320	$5,839,733	$5,879,053
International	116,782	—	—	116,782
Capital expenditures	120,810	—	—	120,810

Three Months Ended September 30, 2019	Diagnostics	Therapeutics	Corporate	Total
Royalty revenue	$4,895	$—	$—	$4,895
Grant and other revenue	77,049	154,867	—	231,916
Total revenue	81,944	154,867	—	236,811
Cost of revenue	195	—	—	195
Research and development expenses	1,678,423	123,135	—	1,801,558
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	1,052	1,484,155	1,485,207
Depreciation and amortization (2)	—	—	34,289	34,289
(Loss) income from operations (3)	(1,596,674)	30,680	(1,518,444)	(3,084,438)
Other income (4)	—	—	10,334	10,334
Income tax (expense) benefit	(72)	16	55	—
Net (loss) income	(1,596,746)	30,696	(1,508,055)	(3,074,104)
Total assets, net of depreciation and amortization:
United States	$36,811	$93,860	$4,688,379	$4,819,050
International	2,606	—	—	2,606

Nine Months Ended September 30, 2020	Diagnostics	Therapeutics	Corporate	Total
Royalty revenue	$26,188	$—	$—	$26,188
License revenue	4,726	—	—	4,726
Grant and other revenue	381,103	283,745	—	664,848
Total revenue	412,017	283,745	—	695,762
Cost of revenue	1,048	—	—	1,048
Research and development expenses	3,402,160	256,886	—	3,659,046
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	(550)	4,895,328	4,894,778
Depreciation and amortization (2)	4,027	—	47,474	51,501
(Loss) income from operations (3)	(2,995,218)	27,409	(4,942,802)	(7,910,611)
Other income (4)	—	—	12,045	12,045
Net (loss) income	(2,995,218)	27,409	(4,930,757)	(7,898,566)
Total assets, net of depreciation and amortization:
United States	$1,000	$38,320	$5,839,733	$5,879,053
International	116,782	—	—	116,782
Capital expenditures	120,810	—	8,406	129,216

Nine Months Ended September 30, 2019	Diagnostics	Therapeutics	Corporate	Total
Royalty revenue	$13,985	$—	$—	$13,985
License revenue	9,953	—	—	9,953
Grant and other revenue	309,670	204,919	—	514,589
Total revenue	333,608	204,919	—	538,527
Cost of revenue	6,559	—	—	6,559
Research and development expenses	3,194,468	418,315	—	3,612,783
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	15,828	4,985,990	5,001,818
Depreciation and amortization (2)	—	—	107,794	107,794
Loss from operations (3)	(2,867,419)	(229,224)	(5,093,784)	(8,190,427)
Other income (4)	—	—	17,456	17,456
Provision for income tax	(248)	(20)	(439)	(707)
Net loss from continuing operations	(2,867,667)	(229,244)	(5,076,767)	(8,173,678)
Loss from discontinued operations, net of tax	(2,665)	—	—	(2,665)
Net loss	(2,870,332)	(229,244)	(5,076,767)	(8,176,343)
Total assets, net of depreciation and amortization:
United States	$36,811	$93,860	$4,688,379	$4,819,050
International	2,606	—	—	2,606

(1)

General and administrative expenses, excluding depreciation and amortization, represent costs that relate to the general administration of the Company and as such are not currently allocated to our individual reportable segments, other than those expenses directly incurred by MT.

(2)

Depreciation and amortization are reflected in selling, general and administrative expenses ($15,402 and $34,289 for the three-month periods ended September 30, 2020 and 2019, and $51,501 and $107,794 for the nine-month periods ended September 30, 2020 and 2019, respectively).

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

15.	Supplemental Disclosure for Statements of Cash Flows

During the nine-month periods ended September 30, 2020 and 2019, we paid interest aggregating $5,000 and $6,000, respectively. During the nine-month period ended September 30, 2020, we issued 94,159 shares of our common stock valued at $172,000 to our employees as partial payment in lieu of cash for their 2019 bonuses. During the nine-month periods ended September 30, 2020 and 2019, we issued 32,651 and 8,128 shares of our common stock as matching contributions to our 401(k) Plan which were valued at $40,000 and $20,000, respectively. During the nine-month period ended September 30, 2020, 411,000 Series OO warrants to purchase the Company’s common stock were exercised on a cashless basis in exchange for issuance of 300,595 shares of Navidea common stock. During the nine-month period ended September 30, 2020, the Company recorded a deemed dividend of approximately $467,000 related to the BCF on 420,000 shares of Series C Preferred Stock, and 420,000 shares of Series C Preferred Stock were converted into 1,425,076 shares of Common Stock. Also during the nine-month period ended September 30, 2020, the Company recorded a deemed dividend of approximately $17,000 related to the BCF on 1,500 shares of Series D Preferred Stock, and 1,500 shares of Series D Preferred Stock were converted into 56,497 shares of Common Stock.

16.	Subsequent Events

The Company has evaluated events and transactions subsequent to September 30, 2020 and through the date these consolidated financial statements were included in this Quarterly Report on Form 10-Q and filed with the SEC.

Preferred Stock:  On August 31, 2020, the Company entered into the Series D Preferred Stock Purchase Agreement with Keystone pursuant to which the Company agreed to issue to Keystone 150,000 shares of newly-designated Series D Preferred Stock for an aggregate purchase price of $15.0 million.  Of this amount, $150,000 was received and the related 1,500 shares of Series D Preferred Stock were issued during the third quarter of 2020.  These 1,500 shares were subsequently converted into 56,497 shares of Common Stock during the third quarter of 2020.  An additional $700,000 was received and the related 7,000 shares of Series D Preferred Stock were issued during the period beginning on October 1, 2020 and ending on the date of filing of this Quarterly Report on Form 10-Q.  These 7,000 shares of Series D Preferred Stock were subsequently converted into 313,290 shares of Common Stock during the period beginning on October 1, 2020 and ending on the date of filing of this Quarterly Report on Form 10-Q.  In accordance with current accounting guidance, $700,000 of stock subscriptions receivable was included in stock subscriptions and other receivables, and approximately $14.2 million was included in preferred stock subscriptions receivable in the consolidated balance sheet as of September 30, 2020.  See Notes 2 and 11.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, but not limited to:

●

the impact of the global COVID-19 pandemic, including the current resurgence of cases in the United States, on our business, financial condition or prospects, including a decline in the volume of procedures using our products, potential delays and disruptions to global supply chains, manufacturing activities, logistics, operations, employees and contractors, the business activities of our suppliers, distributors, customers and other business partners, as well as the effects on worldwide economies, financial markets, social institutions, labor markets and healthcare systems;

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

During the ongoing COVID-19 global pandemic, the Company’s primary focus is the safety of its employees, the employees of its clinical trial sites, and the patients enrolled in its clinical trials. The Company is working hard to mitigate any safety risk along with any long-term impact on its clinical development programs. To date, we do not believe there has been any appreciable impact to the Company’s clinical development and regulatory timelines resulting from COVID-19. Navidea has completed enrollment into Arms 1, 2 and 3 of the Company’s ongoing Phase 2b clinical trial (NAV3-31) and delivered interim data. The Company’s pivotal Phase 3 trial for rheumatoid arthritis (NAV3-33) also remains on track for a second-half 2020 launch as previously communicated. The second Phase 2b trial (NAV3-32) correlating Tc99m tilmanocept uptake in rheumatoid arthritis (“RA”)-involved joints with CD206 immunohistochemistry findings from synovial biopsies has received approval in the United Kingdom and will start recruiting in the coming months. In addition, the investigator-initiated Phase 2 cardiovascular (“CV”) study is ongoing at Massachusetts General Hospital. Results provided to Navidea thus far have paralleled data in our earlier published article, and these data are supportive of Navidea’s hypothesis that tilmanocept can provide marked signal to background in a host of CV disease applications. Navidea continues to anticipate meeting with the FDA in the coming months to discuss upcoming clinical trial designs.

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

Activated macrophages play important roles in many disease states and are an emerging target in many diseases where diagnostic uncertainty exists. Impairment of the macrophage-driven disease mechanisms is an area of increasing and proven focus in medicine. The number of people affected by all the inflammatory diseases combined is estimated at more than 40 million in the United States and up to 700 million worldwide, making macrophage-mediated diseases an area of remarkable clinical importance. There are many recognized disorders having macrophage involvement, including RA, atherosclerosis/vulnerable plaque, nonalcoholic steatohepatitis (“NASH”), inflammatory bowel disease, systemic lupus erythematosus, Kaposi’s sarcoma (“KS”), leishmaniasis, and others that span general clinical areas in oncology, autoimmunity, infectious diseases, cardiology, central nervous system (“CNS”) diseases, and inflammation. For the near term, we have selected target diseases that may, if successfully developed, benefit from this technology.

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

In April 2019, the Company received feedback from the FDA regarding the Company’s planned clinical studies that will evaluate joint disease in patients with RA and monitor patient response to therapy.  The Company’s proposed RA studies were discussed with the FDA during an in-person meeting and through follow-up collaborative efforts.  The FDA has communicated that the first study, a Phase 2b trial, is aligned with expectations for the studies and that they will continue to work with Navidea as we progress into a second Phase 2b trial correlating Tc99m tilmanocept uptake in RA-involved joints with CD206 immunohistochemistry findings from synovial biopsies and into the planned Phase 3 clinical trial.  In May 2019, we began enrolling patients into the first Phase 2b study, entitled “Evaluation of the Precision and Sensitivity of Tilmanocept Uptake Value (“TUV”) on Tc99m Tilmanocept Planar Imaging” (ClinicalTrials.gov MCT03938636).  This study will provide confirmatory support necessary to initiate Navidea’s Phase 3 study program.  In October 2019, the Company performed its first interim analysis of this trial, covering subjects enrolling into Arms 1 and 2.  The results of this interim analysis were in line with the Company’s hypotheses that Tc99m tilmanocept can provide robust, stable imaging in healthy subjects as well as in patients with active RA, and provide the fundamental information needed to keep moving forward into the Phase 3.  A summary of these results was presented at the 2020 EULAR meeting.  In May 2020, the Company announced the results of its second interim analysis, covering Arm 3 of the trial.  This Arm mirrors the upcoming Phase 3 in design and provided information relevant for sample size calculation for the Phase 3 as well as support for the hypothesis that Tc99m tilmanocept imaging can provide an early indicator of treatment efficacy of anti-tumor necrosis factor (“TNF”) alpha therapeutics. These interim results were presented at the 2020 ACR meeting.  In June 2020, the Company announced full enrollment into this trial, with imaging events ongoing in patients in Arm 3.  The pivotal Phase 3 study program will assess joint disease status and monitor patient response to therapy.

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

We have also commenced a second Phase 1/2 investigator-initiated study in cooperation with Massachusetts General Hospital in subjects with HIV that expands the original study in both the scope of the drug administration as well as the diagnostic assessment of the subjects. This study will enroll up to 24 AIDS subjects and healthy controls in imaging non-calcified plaque using IV and SC-administered Tc99m tilmanocept and will expand the initial investigation to the assessment of aortic plaque as well as carotid and coronary arteries. Subjects continue to be enrolled in this study and initial images are currently being evaluated.

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

Outlook

Our operating expenses in recent years have been focused primarily on support of both diagnostic and therapeutic applications of our Manocept platform, and Tc99m tilmanocept. We incurred approximately $3.7 million and $3.6 million in total on research and development activities during the nine-month periods ended September 30, 2020 and 2019, respectively. Of the total amounts we spent on research and development during those periods, excluding costs related to our internal research and development headcount and our general and administrative staff which we do not currently allocate among the various development programs that we have underway, we incurred out-of-pocket charges by program as follows:

	Nine Months Ended September 30,
Development Program (a)	2020	2019
Manocept Platform – Diagnostics	$2,199,437	$1,917,503
Manocept Platform – Therapeutics	256,886	418,315
Tc99m Tilmanocept	26,168	165,035

(a)	Certain development program expenditures were offset by grant reimbursement revenues totaling $665,000 and $497,000 during the nine-month periods ended September 30, 2020 and 2019, respectively.

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

The extent to which the global COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and spread of COVID-19, the actions taken by federal, state and local governmental authorities, both domestic and foreign, as well as private parties, to contain or treat its impact, and other events outside of our control. The COVID-19 pandemic has adversely affected economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations, including our ability to obtain additional funding, if needed.  The funding from the February 2020 transactions described below in “Liquidity and Capital Resources” was received on a delayed basis during the second and third quarters of 2020, due in part to the COVID-19 pandemic and its devastating impact on global financial markets.

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

Three Months Ended September 30, 2020 and 2019

Royalty Revenue. During the third quarters of 2020 and 2019, we recognized royalty revenue of $2,000 and $5,000, respectively, related to our license agreement with SpePharm in Europe.

License Revenue. During the third quarter of 2020, we recognized license revenue of $5,000 related to transitional sales from SpePharm in Europe. No license revenue was recognized during the third quarter of 2019.

Grant and Other Revenue. During the third quarters of 2020 and 2019, we recognized grant and other revenue of $262,000 and $232,000, respectively, primarily related to SBIR grants from the NIH supporting Manocept development.

Research and Development Expenses. Research and development expenses decreased $424,000, or 24%, to $1.4 million during the third quarter of 2020 from $1.8 million during the same period in 2019. The decrease was primarily due to net decreases in drug project expenses related to (i) decreased Manocept diagnostic development costs of $189,000 including decreased clinical trial costs offset by increased manufacturing-related activities and license fees; and (ii) decreased Tc99m tilmanocept development costs of $144,000 including decreased license fees. The net decrease in research and development expenses also included decreased employee compensation including incentive-based awards of $78,000 related to reduced headcount.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $269,000, or 18%, to $1.8 million during the third quarter of 2020 from $1.5 million during the same period in 2019. Increased legal and professional services of $286,000 and increased employee compensation including incentive-based awards of $65,000 were offset by decreased travel of $33,000, decreased insurance costs of $19,000, and decreased depreciation and amortization of $19,000.

Other Income (Expense). Other expense, net, was $1,000 during the third quarter of 2020 compared to other income, net of $10,000 during the same period in 2019. During the third quarters of 2020 and 2019, we recognized interest income of $0 and $12,000, respectively. During the third quarters of 2020 and 2019, we recognized interest expense of $0 and $1,000 respectively.

Nine Months Ended September 30, 2020 and 2019

Royalty Revenue. During the first nine months of 2020 and 2019, we recognized royalty revenue of $26,000 and $14,000, respectively, related to our license agreement with SpePharm in Europe.

License Revenue. During the first nine months of 2020, we recognized license revenue of $5,000 related to transitional sales from SpePharm in Europe. During the first nine months of 2019, we recognized license revenue of $10,000 related to the sublicense of NAV4694 to Meilleur.

Grant and Other Revenue. During the first nine months of 2020 and 2019, we recognized grant and other revenue of $665,000 and $515,000, respectively. Grant revenue of $665,000 and $497,000 during the first nine months of 2020 and 2019, respectively, was primarily related to SBIR grants from the NIH supporting Manocept development. Other revenue of $18,000 during the first nine months of 2019 was related to development work performed at the request of our European marketing partner.

Research and Development Expenses. Research and development expenses increased $46,000, or 1%, to $3.7 million during the first nine months of 2020 from $3.6 million during the same period in 2019. The increase was primarily due to net increases in drug project expenses related to (i) increased Manocept diagnostic development costs of $282,000 including increased manufacturing-related activities and license fees, offset by decreased clinical trial costs; and (ii) increased NAV4694 development costs of $15,000 resulting from the reversal of certain clinical development cost accruals in the first nine months of 2019; offset by (iii) decreased Manocept therapeutic development costs of $161,000 including decreased preclinical and clinical development costs; and (iv) decreased Tc99m tilmanocept development costs of $139,000 including decreased license fees offset by increased stability testing. The net increase in research and development expenses also included increased employee compensation including incentive-based awards of $85,000 related to increased highly skilled headcount and salaries, and decreased travel of $12,000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $163,000, or 3%, to $4.9 million during the first nine months of 2020 from $5.1 million during the same period in 2019. Decreased travel of $73,000, decreased legal and professional services of $59,000, decreased insurance costs of $58,000, decreased depreciation and amortization of $56,000, and decreased investor relations costs of $31,000 were offset by increased employee compensation including incentive-based awards of $117,000, and increased franchise taxes of $52,000.

Other Income (Expense). Other income, net, was $12,000 during the first nine months of 2020 compared to other income, net of $17,000 during the same period in 2019. During the first nine months of 2020 and 2019, we recognized interest income of $18,000 and $29,000, respectively. During the first nine months of 2020 and 2019, we recognized interest expense of $5,000 and $6,000, respectively.

Liquidity and Capital Resources

Cash balances increased to $3.7 million as of September 30, 2020 from $1.0 million as of December 31, 2019. The net increase was primarily due to net proceeds from issuance of common stock of $4.3 million, net proceeds from issuance of preferred stock of $4.3 million, and proceeds from notes payable of $366,000, offset by cash used to fund our operations of $5.6 million, principal payments on notes payable of $306,000, patent and trademark costs of $202,000, and purchases of property and equipment of $129,000.

Operating Activities. Cash used in operations was $5.6 million during the first nine months of 2020 compared to $6.6 million used during the same period in 2019.

Stock subscriptions and other receivables decreased to $820,000 as of September 30, 2020 from $901,000 as of December 31, 2019, primarily due to net decreased stock subscriptions receivable of $112,000 and decreased grant reimbursements receivable of $46,000, offset by increased sublease rent receivable of $80,000.

Prepaid expenses and other current assets decreased to $250,000 as of September 30, 2020 from $967,000 as of December 31, 2019, primarily due to the receipt of an AMT tax credit refund coupled with normal amortization of prepaid insurance.

Accounts payable remained steady at $1.1 million as of September 30, 2020 and December 31, 2019, primarily driven by net increased payables due for manufacturing-related activities and legal and professional services, offset by decreased payables due for clinical development activities. Accrued liabilities and other current liabilities increased to $2.2 million as of September 30, 2020 from $2.1 million as of December 31, 2019, as increased accruals for legal and professional services and Manocept development costs were offset by decreased compensation-related accruals. Our payable and accrual balances will continue to fluctuate but will likely increase overall as we increase our development activity related to the Manocept platform.

Investing Activities. Investing activities used $330,000 during the first nine months of 2020 compared to $828,000 provided during the same period in 2019. Patent and trademark costs used $202,000, and purchases of equipment used $129,000, primarily for Manocept production and computer equipment, during the first nine months of 2020. Sales of available-for-sale securities provided $400,000, maturities of available-for-sale securities provided $400,000, and the return of previously-purchased equipment provided $27,000 during the first nine months of 2019.

Financing Activities. Financing activities provided $8.6 million during the first nine months of 2020 compared to $5.2 million provided during the same period in 2019. The $8.6 million provided by financing activities in the first nine months of 2020 consisted primarily of net proceeds from issuance of common stock of $4.3 million, net proceeds from issuance of preferred stock of $4.3 million, and proceeds from notes payable of $366,000, offset by principal payments of financed insurance premiums of $306,000. The $5.2 million provided by financing activities in the first nine months of 2019 consisted primarily of proceeds from issuance of common stock of $6.0 million, offset by stock issuance costs of $572,000 and principal payments on financed insurance premiums of $316,000.

Registered Offerings

On February 14, 2020, we executed an agreement with an investor to purchase approximately 1.6 million shares of our Common Stock at a price of $0.85 per share for aggregate gross proceeds to Navidea of $1.4 million. The offering was made pursuant to our shelf registration statement on Form S‑3 (Registration No. 333-222092), which was declared effective by the Securities and Exchange Commission (the “SEC”) on December 27, 2017, including the prospectus contained therein, as well as a prospectus supplement filed with the SEC on February 18, 2020. We intend to use the net proceeds from this offering to fund our research and development programs, including continued advancement of our two Phase 2b and Phase 3 clinical trials of Tc99m tilmanocept in patients with rheumatoid arthritis, and for general working capital purposes and other operating expenses. See Notes 2 and 11 to the accompanying consolidated financial statements.

Private Placements

On February 13, 2020, we executed a stock purchase agreement with John K. Scott, Jr. to purchase approximately 2.4 million shares of Common Stock for aggregate gross proceeds of approximately $2.0 million. We intend to use the net proceeds from this private placement to fund our research and development programs, including continued advancement of our two Phase 2b and Phase 3 clinical trials of Tc99m tilmanocept in patients with rheumatoid arthritis, and for general working capital purposes and other operating expenses. A registration statement on Form S-3 (Registration No. 333-248404) covering the resale of the shares of Common Stock issued to Mr. Scott was declared effective by the SEC on September 16, 2020. See Notes 2 and 11 to the accompanying consolidated financial statements.

On August 30, 2020, the Company entered into a Common Stock Purchase Agreement with each of the Investors named therein, pursuant to which the Investors agreed to purchase from the Company up to $25.0 million of the Company’s Common Stock. The Initial Closing of 1,000,000 shares of Common Stock at a purchase price of $5.00 per share must occur within forty-five (45) business days after the date on which the NYSE American approves the Company’s listing application for the Common Stock.  See Notes 2 and 11 to the accompanying consolidated financial statements.

Series C Preferred Stock

On May 6, 2020, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent with Keystone pursuant to which the Company agreed to issue to Keystone 420,000 shares of newly-designated Series C Preferred Stock for an aggregate purchase price of $4.2 million.  The entire $4.2 million was received and the related Series C Preferred Stock was issued during the second and third quarters of 2020.  The Series C Preferred Stock was guaranteed by a portion of the proceeds of the CRG Judgment. See Notes 2 and 11 to the accompanying consolidated financial statements.

Series D Preferred Stock

On August 31, 2020, the Company entered into a Series D Preferred Stock Purchase Agreement with Keystone pursuant to which the Company agreed to issue to Keystone 150,000 shares of newly-designated Series D Preferred Stock for an aggregate purchase price of $15.0 million. Pursuant to the Series D Preferred Stock Purchase Agreement, Keystone agreed to purchase Series D Preferred Stock in amounts to be determined by Keystone in one or more closings during the nine-month period following the date on which the prospectus supplement to register the underlying Common Stock was filed with the SEC, provided that all of the Series D Preferred Stock must be purchased by such date. The Series D Preferred Stock will be convertible into a maximum of 5,147,000 shares of Common Stock.  See Notes 2, 11 and 16 to the accompanying consolidated financial statements.

Jubilant Memorandum of Understanding

On August 9, 2020, the Company entered into a binding MOU with Jubilant. The MOU outlines the terms and framework for a potential ELDA for Navidea’s Tc99m-TRA in the United States, Canada, Mexico, and Latin America. In connection with the MOU, the Company entered into a Stock Purchase Agreement with Jubilant, pursuant to which Jubilant purchased $1.0 million in shares of the Company’s Common Stock in exchange for exclusivity of negotiations while due diligence efforts are completed.

The MOU outlines certain terms that are expected to be included in the ELDA, including:

●

Jubilant to provide Navidea with an additional $19.0 million in the form of stock purchases and license fees, subject to the achievement of certain milestones, to be used to fund Navidea’s upcoming NAV3-32 (Phase 2b) and NAV3-33 (Phase 3) trials.

●	Jubilant will pay license fees and sales-based royalties to Navidea based on revenue generated from the sale of TRA in the licensed territory.

●

Jubilant will serve as the exclusive commercial and distribution partner for TRA in the United States, Canada, Mexico, and Latin America. Jubilant will be responsible for all commercialization efforts within the licensed territory.

The execution of the ELDA is subject to certain conditions, including negotiation of a definitive agreement in mutually acceptable form and Jubilant’s completion of its due diligence. See Notes 2 and 11 to the accompanying consolidated financial statements.

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

We plan to focus our resources during the remainder of 2020 and into 2021 primarily on development of products based on the Manocept platform. Although management believes that it will be able to achieve this objective, it is subject to a number of variables beyond our control, including the nature and timing of any partnering opportunities, the ability to modify contractual commitments made in connection with these programs, and the timing and expense associated with suspension or alteration of clinical trials, and consequently we may need to seek additional financing in order to support our planned development programs.

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

The Company is currently engaged in litigation with Dr. Goldberg, CRG and Platinum-Montaur.  In addition, the Company has experienced recurring net losses and has used significant cash to fund its operations.  The Company has considerable discretion over the extent of development project expenditures and has the ability to curtail the related cash flows as needed.  The Company also has funds remaining under outstanding grant awards, and continues working to establish new sources of funding, including collaborations, potential equity investments, and additional grant funding that can augment the balance sheet.  However, COVID-19 continues to spread globally, which has impacted the global economy and may impact our operations, including the potential interruption of our clinical trial activities and our supply chain. To date, we do not believe there has been any appreciable impact to the Company’s clinical development and regulatory timelines resulting from COVID-19.  The COVID-19 pandemic has adversely affected economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations, including our ability to obtain additional funding, if needed.  The funding from the February 2020 transactions described above was received on a delayed basis during the second and third quarters of 2020, due in part to the COVID-19 pandemic and its devastating impact on global financial markets.  The August 2020 transactions may potentially provide up to an additional $60.0 million of working and growth capital, $20.0 million of which is fully committed.  Based on our committed equity investments, current working capital, and our projected cash burn, management believes that the Company will be able to continue as a going concern for at least twelve months following the filing of this Quarterly Report on Form 10-Q.  See Note 2 to the accompanying consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements.

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

Series C and Series D Convertible Preferred Stock. The Company evaluated the provisions of the Series C and Series D Preferred Stock under Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, ASC 815, Derivatives and Hedging, ASC 470, Debt, and Accounting Series Release (“ASR”) 268, Presentation in Financial Statements of “Redeemable Preferred Stocks.” Based on this evaluation, the Company determined that the Series C and Series D Preferred Stock are not mandatorily redeemable financial instruments and any obligation to issue a variable number of shares of Common Stock is not unconditional. Accordingly, the Series C and Series D Preferred Stock should be classified as equity. Neither the embedded conversion options nor the embedded call options meet the criteria to be separated from the Series C and Series D Preferred stock and thus these features should not be bifurcated and accounted for as derivatives. Additionally, the Series C and Series D Preferred Stock each contain a beneficial conversion feature (“BCF”) that results in an increase to additional paid-in capital and a discount on the Series C and Series D Preferred Stock. The discounts on the Series C and Series D Preferred Stock are considered to be fully amortized at the date of issuance because the Series C and Series D Preferred Stock is immediately convertible. This results in a deemed dividend at the date of issuance for the amount of the BCF. Finally, the Company determined that the conversion features of the Series C Preferred Stock could result in the Company being required to redeem a portion of the shares converted, thus the Series C Preferred Stock should be classified in mezzanine equity. The Series D Preferred Stock does not include such features and should not be classified in mezzanine equity.

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

Under the supervision and with the participation of our management, including Mr. Latkin, who serves as our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2020, and concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Control Over Financial Reporting

During the quarter ended September 30, 2020, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the accompanying consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes to the Company's risk factors as previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 18, 2020, and the Company’s Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2020 and June 30, 2020, filed with the SEC on May 15, 2020 and August 14, 2020, respectively, except as described below.

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

To date, we do not believe there has been any appreciable impact to the Company’s clinical development and regulatory timelines resulting from COVID-19.  However, it is still possible that the COVID-19 outbreak, including the current resurgence of cases in the United States, may delay enrollment in our clinical trials due to prioritization of hospital resources toward the outbreak, and some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results. The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver clinical drug supplies on a timely basis or at all. In addition, hospitals may reduce staffing and reduce or postpone certain treatments in response to the spread of an infectious disease. Such events may result in a period of business disruption, and in reduced operations, or doctors and medical providers may be unwilling to participate in our clinical trials, any of which could materially affect our business, financial condition and results of operations.

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

●

The instability to worldwide economies, financial markets, social institutions, labor markets and the healthcare systems as a result of the COVID-19 pandemic, which could result in an economic downturn that could adversely impact our business, results of operations and financial condition, as well as that of our investors, suppliers, customers or other business partners. For example, the funding from the February 2020 transactions described above in “Liquidity and Capital Resources” was received on a delayed basis during the second and third quarters of 2020, due in part to the COVID-19 pandemic and its devastating impact on global financial markets; and

●	A recurrence of the COVID-19 pandemic after social distancing and other similar measures have been relaxed.

Item 6. Exhibits

3.1	Certificate of Elimination of Navidea Biopharmaceuticals, Inc. (incorporated by reference to the Current Report on Form 8-K filed by the Company on September 2, 2020).

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series D Preferred Stock (incorporated by reference to the Current Report on Form 8-K filed by the Company on September 2, 2020).

10.1

Stock Purchase Agreement and Letter of Investment Intent by and between the Company and Keystone Capital Partners, LLC (incorporated by reference to the Current Report on Form 8-K filed by the Company on September 2, 2020).

10.2	Form of Stock Purchase Agreement (incorporated by reference to the Current Report on Form 8-K filed by the Company on September 2, 2020).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith.
**	Furnished herewith.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVIDEA BIOPHARMACEUTICALS, INC.
(the Company)
November 13, 2020

By:	/s/ Jed A. Latkin

Jed A. Latkin
Chief Executive Officer, Chief Operating Officer and Chief Financial Officer
(Authorized Officer; Principal Executive, Financial and Accounting Officer)