Form 10-K
period 2020-12-31
NAVIDEA BIOPHARMACEUTICALS, INC.
filed 2021-03-26
CIK 810509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)                      Yes  ☐    No  ☒

The aggregate market value of shares of common stock held by non-affiliates of the registrant on June 30, 2020 was $66,317,942.

The number of shares of common stock outstanding on March 15, 2021 was 28,567,298.

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

Our business is focused on two primary types of drug products: (i) diagnostic substances, including Tc99m tilmanocept and other diagnostic applications of our Manocept platform, and (ii) therapeutic development programs, including therapeutic applications of our Manocept platform. See Note 16 to the accompanying consolidated financial statements for more information about our business segments.

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

Beginning in late 2011, the Company in-licensed two neuro-tracer product candidates, NAV4694 and NAV5001. The Company advanced the development of both product candidates over the course of 2012 through 2014, moving both into Phase 3 clinical trials. However, in May 2014, the Navidea Board of Directors announced that the Company would restructure its development efforts to focus on cost effective development of the Manocept platform and divest its neuro-tracer product candidates. In April 2015, the Company entered into an agreement with Alseres Pharmaceuticals, Inc. (“Alseres”) to terminate the NAV5001 sublicense agreement. In January 2021, the Company executed an agreement with Alseres and LikeMinds, Inc. (“LikeMinds”), pursuant to which Alseres assigned its obligations under the previous sublicense and termination agreements, including certain milestone and royalty payments, to LikeMinds. In April 2018, the Company executed an agreement to provide Meilleur Technologies, Inc. (“Meilleur”) worldwide rights to conduct research using NAV4694, as well as an exclusive license for the development and commercialization of NAV4694 in Australia, Canada, China, and Singapore. Meilleur also has an option to commercialize worldwide.

In December 2014, we announced the formation of a new business unit to further explore therapeutic applications for the Manocept platform, which was incorporated as Macrophage Therapeutics, Inc. (“MT”) in January 2015 as a majority-owned subsidiary of Navidea. Navidea also granted MT an exclusive sublicense for certain therapeutic applications of the Manocept technology.  MT developed processes for producing the first two therapeutic Manocept immuno-constructs, MT-1002, which is designed to specifically target and kill activated CD206+ macrophages by delivering doxorubicin, and MT-2002, which is designed to inhibit the inflammatory activity of activated CD206+ macrophages by delivering a potent anti-inflammatory agent. Effective March 1, 2019, Navidea terminated the sublicense to MT in accordance with its terms due to MT’s insolvency. Since then, Navidea has continued the development of therapeutic products based on the Manocept platform. We have contracted with independent facilities to produce sufficient quantities of the MT-1002 and MT-2002 agents along with the concomitant analytical standards, to provide material for preclinical animal studies and future clinical trials.

Technology and Product Candidates

Our primary development efforts over the last several years were focused on diagnostic products, including Tc99m tilmanocept, which the Company has a license to distribute outside of Canada, Mexico and the United States. Our more recent initiatives have been focused on diagnostic and therapeutic line extensions based on our Manocept platform.

During the ongoing COVID-19 global pandemic, the Company’s primary concern is the safety of its employees, the employees of its clinical trial sites, and the patients enrolled in its clinical trials. The Company is working hard to mitigate any safety risk along with any long-term impact on its clinical development programs. The spread of COVID-19 has impacted the global economy and our operations, including the interruption of our clinical trial activities in Europe.  For example, the COVID-19 outbreak has delayed enrollment in our NAV3-32 clinical study in the United Kingdom due to national COVID-19-related shutdowns. Navidea has completed enrollment and imaging events in Arms 1, 2 and 3 of the Company’s ongoing Phase 2b clinical trial (NAV3-31) and delivered interim data. The Company’s pivotal Phase 3 trial for rheumatoid arthritis (NAV3-33) also remains on track for a second-half 2021 launch. The second Phase 2b trial (NAV3-32) correlating Tc99m tilmanocept uptake in rheumatoid arthritis (“RA”)-involved joints with CD206 immunohistochemistry findings from synovial biopsies has received approval at both Northwestern University and in the United Kingdom and recruitment has begun at Northwestern. In addition, the investigator-initiated Phase 2 cardiovascular (“CV”) study is nearing completion at Massachusetts General Hospital. Results provided to date have paralleled data in our earlier published article, and these data are supportive of Navidea’s hypothesis that tilmanocept can provide marked signal to background in a host of CV disease applications. Navidea continues to anticipate meeting with the United States Food and Drug Administration (“FDA”) in the coming months to discuss upcoming clinical trial designs.

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

Activated macrophages play important roles in many disease states and are an emerging target in many diseases where diagnostic uncertainty exists. Impairment of the macrophage-driven disease mechanisms is an area of increasing and proven focus in medicine. The number of people affected by all the inflammatory diseases combined is estimated at more than 40 million in the United States and up to 700 million worldwide, making macrophage-mediated diseases an area of remarkable clinical importance. There are many recognized disorders having macrophage involvement, including RA, atherosclerosis/vulnerable plaque, nonalcoholic steatohepatitis (“NASH”), inflammatory bowel disease, systemic lupus erythematosus, cancer generally including Kaposi’s sarcoma (“KS”), leishmaniasis, and others that span general clinical areas in cancer immunology, autoimmunity, infectious diseases, cardiology, central nervous system (“CNS”) diseases, and inflammation. For the near term, we have selected target diseases that may, if successfully developed, benefit from this technology.

The Company has developed processes for producing the first two therapeutic Manocept immuno-construct series, MT-1000 series, which is designed to specifically target and kill or modify activated CD206+ macrophages by delivering doxorubicin, and MT-2000 series, which is designed to inhibit the inflammatory activity of activated CD206+ macrophages by delivering a potent anti-inflammatory agent, dexamethasone. We have contracted with independent facilities to improve chemical syntheses and to produce sufficient quantities of the MT-1000 series and MT-2000 series agents along with the concomitant analytical standards, to provide material for current and planned preclinical animal studies and future clinical trials.

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

In April 2019, the Company received feedback from the FDA regarding the Company’s planned clinical studies that will evaluate joint disease in patients with RA and monitor patient response to therapy. The Company’s proposed RA studies were discussed with the FDA during an in-person meeting and through follow-up collaborative efforts. The FDA communicated that the first study, a Phase 2b trial, is aligned with expectations for the studies and that they will continue to work with Navidea as we progress into a second Phase 2b trial correlating Tc99m tilmanocept uptake in RA-involved joints with CD206 immunohistochemistry findings from synovial biopsies and into the planned Phase 3 clinical trial. In May 2019, we began enrolling patients into the first Phase 2b study, entitled “Evaluation of the Precision and Sensitivity of Tilmanocept Uptake Value (“TUV”) on Tc99m Tilmanocept Planar Imaging” (ClinicalTrials.gov MCT03938636). This study will provide confirmatory support necessary to initiate Navidea’s Phase 3 study program.

In October 2019, the Company performed its first interim analysis of this trial, covering subjects enrolling into Arms 1 and 2. The results of this interim analysis were in line with the Company’s hypotheses that Tc99m tilmanocept can provide robust, stable imaging in healthy subjects as well as in patients with active RA, and provide the fundamental information needed to keep moving forward into the Phase 3. A summary of these results was presented at the 2020 EULAR meeting. In May 2020, the Company announced the results of its second interim analysis, covering Arm 3 of the trial. This Arm mirrors the upcoming Phase 3 in design and provided information relevant for sample size calculation for the Phase 3 as well as support for the hypothesis that Tc99m tilmanocept imaging can provide an early indicator of treatment efficacy of anti-tumor necrosis factor (“TNF”) alpha therapeutics. These interim results were presented at the 2020 ACR meeting. In June 2020, the Company announced full enrollment into this trial, with imaging events now completed in each patient enrolled in Arm 3. In February 2021, the Company submitted its formal briefing book to the FDA, containing detailed analysis and discussion of the Company’s ongoing Phase 2b study (NAV3-31) and prior studies in RA as well as the design and statistical analysis plan for the proposed Phase 3 for FDA comment. The pivotal Phase 3 study program will assess joint disease status and monitor patient response to therapy.

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

We have also commenced a second Phase 1/2 investigator-initiated study in cooperation with Massachusetts General Hospital in subjects with HIV that expands the original study in both the scope of the drug administration as well as the diagnostic assessment of the subjects. This study will enroll up to 24 AIDS subjects and healthy controls in imaging non-calcified plaque using IV and SC-administered Tc99m tilmanocept and will expand the initial investigation to the assessment of aortic plaque as well as carotid and coronary arteries. Subjects continue to be enrolled in this study and images are currently being evaluated.

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

Manocept Platform – In-Vitro and Pre-Clinical Immunotherapeutics Data

The Company has been developing Manocept platform drug delivery constructs that carry various payloads including doxorubicin and dexamethasone. Chemical synthesis techniques have advanced considerably, resulting in more robust and reproducible synthesis protocols that provide products with chemical attributes indicative of enhanced in vivo activity. The most advanced drug delivery construct carries a doxorubicin payload and is now in its third generation of chemical synthesis protocol design. This third generation doxorubicin carrying construct has been extensively evaluated in human macrophage cell culture assays and in three experiments using syngeneic mouse cancer models. These experiments show that at treatment doses below what is required to kill macrophages, the doxorubicin carrying constructs dramatically alters the immunological behavior of macrophages, making them more proinflammatory. In one of the syngeneic mouse tumor experiments, the Manocept doxorubicin construct significantly synergized the activity of another anticancer therapy producing anti-tumor activity that was greater than either treatment alone. Near-term experiments with the Manocept doxorubicin construct include further studies in macrophage cell culture, additional syngeneic mouse tumor models, and a toxicity study in rats. Work involving a second generation Manocept dexamethasone carrying construct and efforts developing Manocept constructs with different payloads is ongoing.

Kaposi’s Sarcoma

The novel MT-1000 class constructs are designed to specifically deliver doxorubicin, a chemotoxin, which can kill KS tumor cells and their tumor-associated macrophages, potentially altering the course of cancer. We have received additional funding to continue therapeutic studies in this disease with the goal of completing an investigational new drug (“IND”) submission for a Manocept construct (MT-1000 class of compounds) consisting of tilmanocept linked to doxorubicin for the treatment of KS. The first part of the grant, now complete, supported analyses including in vitro and cell culture studies, to be followed by Parts 2 and 3 FDA-required preclinical animal testing studies. The information from these studies can be combined with other information in an IND application that can be submitted to the FDA requesting permission to begin testing the compound in selected KS subjects (supported by NIH/NCI 1 R44 CA206788-01).

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

Market Overview

Manocept Diagnostics and Macrophage Therapeutics Market Overview

Impairment of the macrophage-driven disease mechanism is an area of increasing focus in medicine. There are many recognized disorders having macrophage involvement, including RA, atherosclerosis/vulnerable plaque, Crohn’s disease, TB, systemic lupus erythematosus, KS, and others that span clinical areas in oncology, autoimmunity, infectious diseases, cardiology, and inflammation. The number of people affected by all the inflammatory diseases combined is estimated at more than 40 million in the United States, making these macrophage-mediated diseases an area of significant clinical importance. The Arthritis Foundation estimates that RA alone affects over 1.5 million people in the United States and as much as 1% of the worldwide population. Based on the most recent U.S. Medicare/Medicaid data, total annual societal costs of RA are estimated to be over $39 billion.

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

Tc99m Tilmanocept – Cancer Market Overview

Cancer is the second leading cause of death in the United States. The American Cancer Society (“ACS”) estimates that cancer will cause over 600,000 deaths in 2021 in the United States alone. Additionally, the ACS estimates that approximately 1.9 million new cancer cases will be diagnosed in the United States during 2021. The National Cancer Institute estimates that direct medical costs for cancer in the United States for 2015 were $183 billion, and are projected to increase to $246 billion by 2030. Cancer is also the second leading cause of death in Europe. The World Health Organization reports more than 3.7 million new cases and 1.9 million deaths in Europe each year.

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

Marketing and Distribution

Following Navidea’s March 2017 sale to Cardinal Health 414, LLC (“Cardinal Health 414”) of all of its assets used in operating its business of developing, manufacturing and commercializing the Company’s radioactive diagnostic agent marketed under the Lymphoseek® trademark in Canada, Mexico and the United States, the Supply and Distribution Agreement between Cardinal Health 414 and Navidea was terminated and Cardinal Health 414 assumed responsibility for marketing Lymphoseek in those territories.

Europe

Unlike in the United States, where institutions typically rely on radiopharmaceutical products that are compounded and delivered by specialized radiopharmacy distributors such as Cardinal Health 414, institutions in Europe predominantly purchase non-radiolabeled material and compound the radioactive product on-site. With respect to Tc99m tilmanocept commercialization in Europe, we initially chose a specialty pharmaceutical strategy that we believed would be supportive of premium product positioning and reinforce Tc99m tilmanocept's clinical value proposition, as opposed to a commodity or a generics positioning approach. On March 5, 2015, Navidea entered into an Exclusive License Agreement (as amended to date, the “License Agreement”) for the commercialization and distribution of a 50-microgram kit for radiopharmaceutical preparation (tilmanocept) in the European Union (“EU”) with SpePharm AG (“SpePharm,” an affiliate of Norgine BV), a European specialist pharmaceutical company with an extensive pan-European presence. Under the License Agreement, SpePharm had the exclusive right to develop, manufacture and commercialize the Company’s products approved for radiolabeling with Tc99m and containing Lymphoseek (collectively, the “Products”) in several jurisdictions abroad, including the United Kingdom, France, Germany, Australia and New Zealand (collectively, the “Licensed Territory”). In exchange for such rights, the Company was entitled to certain royalty payments. In accordance with the License Agreement, Navidea transferred responsibility for regulatory maintenance of the Tc99m tilmanocept Marketing Authorization to SpePharm. SpePharm was also responsible for production, distribution, pricing, reimbursement, sales, marketing, medical affairs, and regulatory activities.

On May 11, 2020 (the “Termination Date”), the Company entered into a Termination Agreement (the “Termination Agreement”) with SpePharm and Norgine BV (“Norgine”) which terminated the March 5, 2015 License Agreement with SpePharm. Pursuant to the Termination Agreement, the parties agreed that neither owed the other any payments due under the License Agreement as of the Termination Date and that, among other things, SpePharm will no longer have any right in, nor claim to, any intellectual property owned by the Company or its affiliates anywhere in the world. SpePharm also agreed to perform certain wind-down activities (the “Wind-Down Activities”) during the six-month period following the Termination Date (the “Transition Period”), which Transition Period was extended by ninety days. The Wind-Down Activities included, without limitation, SpePharm transferring to the Company or its designee(s) the regulatory approvals controlled by SpePharm or its affiliates for the purpose of marketing, distributing and selling the Products in the Licensed Territory. SpePharm also transferred to the Company certain tenders and other customer and sales contracts related to the Products. Subject to the terms of the Termination Agreement, Norgine, an affiliate of SpePharm, agreed to guarantee SpePharm’s performance of its obligations under the Termination Agreement.

On June 9, 2020, Navidea established a new European entity, Navidea Biopharmaceuticals Europe Limited (“Navidea Europe”), to address international development and commercialization needs for our technologies, including Tc99m tilmanocept. SpePharm has transferred the Tc99m tilmanocept Marketing Authorization to Navidea Europe, along with the responsibility for production and commercialization of Tc99m tilmanocept in the Licensed Territory. Navidea Europe is in the process of establishing relationships and executing agreements with third-party providers in order to fulfill such responsibilities. Navidea owns 100% of the outstanding shares of Navidea Europe.

China

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

India

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

Summary

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

Competition

Competition in the pharmaceutical and biotechnology industries is intense. We face competition from a variety of companies focused on developing inflammatory, oncology and CV disease diagnostic imaging agents and other diagnostic modalities. We compete with large pharmaceutical and other specialized biotechnology companies. We also face competition from universities and other non-profit research organizations. Many emerging medical product companies have corporate partnership arrangements with large, established companies to support the research, development, and commercialization of products that may be competitive with our products. In addition, a number of large established companies are developing proprietary technologies or have enhanced their capabilities by entering into arrangements with or acquiring companies with technologies applicable to the detection or treatment of cancer and other diseases targeted by our product candidates. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biotechnology companies. Many of these competitors have products that have been approved or are in development and operate large, well-funded research and development programs. Many of our existing or potential competitors have substantially greater financial, research and development, regulatory, marketing, and production resources than we have. Other companies may develop and introduce products and processes competitive with or superior to ours.

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

The first composition of matter patent covering tilmanocept was issued to UCSD in the United States in June 2002 and would have expired in May 2020. However, Navidea was granted a five-year patent term extension under the Hatch Waxman Act due to time lost in regulatory review. The claims of the composition of matter patent covering tilmanocept have been allowed in the EU and issued in the majority of major-market EU countries in 2004. These patents would have expired in 2020, but requests for supplemental protection certificates are in process to further extend the life of these patents, and some have been granted, extending the patent term to 2025. The composition of matter patent issued in Japan expired in 2020.

Patent applications have been filed by Navidea in the U.S. and certain major foreign markets related to manufacturing processes for tilmanocept, the first of which was issued in the U.S. in 2013. These patents and/or applications will expire between 2029 and 2034. Further patent applications have been filed by Navidea alone or with The Ohio State Innovation Foundation related to CD206 expressing cell-related disorders and diseases. These patents and/or applications are expected to expire between 2034 and 2040.

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

Goldberg Litigation

In August 2018, Dr. Michael Goldberg resigned from his positions as an executive officer and a director of Navidea.  In connection with Dr. Goldberg’s resignation, Navidea and Dr. Goldberg entered into an Agreement (the “Goldberg Agreement”), with the intent of entering into one or more additional Definitive Agreements, which set forth the terms of the separation from service.  Among other things, the Goldberg Agreement provided that Dr. Goldberg would be entitled to 1,175,000 shares of our Common Stock, representing in part payment of accrued bonuses and payment of the balance of the Platinum debt.  A portion of the 1,175,000 shares to be issued to Dr. Goldberg would be held in escrow for up to 18 months in order to reimburse Navidea in the event that Navidea is obligated to pay any portion of the Platinum debt to a party other than Dr. Goldberg.  Further, the Goldberg Agreement provided that the Company’s subsidiary, MT, would redeem all of Dr. Goldberg’s preferred stock and issue to Dr. Goldberg super voting common stock equal to 5% of the outstanding shares of MT.  In November 2018, the Company issued 925,000 shares of our Common Stock to Dr. Goldberg, 250,000 of which were placed in escrow in accordance with the Goldberg Agreement.

On February 11, 2019, Dr. Goldberg represented to the MT Board that he had, without MT Board or shareholder approval, created a subsidiary of MT, transferred all of the assets of MT into the subsidiary, and then issued himself stock in the subsidiary.  On February 19, 2019, Navidea notified MT that it was terminating the sublicense in accordance with its terms, effective March 1, 2019, due to MT’s insolvency.  On February 20, 2019, the MT Board removed Dr. Goldberg as President and Chief Executive Officer of MT and from any other office of MT to which he may have been appointed or in which he was serving. Dr. Goldberg remains a member of the MT Board, together with Michael Rice and Dr. Claudine Bruck.  Mr. Rice and Dr. Bruck remain members of the board of directors of Navidea.  The MT Board then appointed Jed A. Latkin to serve as President and Chief Executive Officer of MT. On or about December 18, 2020, the Joint Official Liquidators and Foreign Representatives of Platinum Partners Value Arbitrage Fund L.P. sent a letter to MT directing that Dr. Goldberg be removed from the MT Board.  The MT Board has taken no action in response.

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

In addition, the District Court found Navidea’s breach of fiduciary duty claim against Dr. Goldberg for conduct occurring more than three years prior to the filing of the complaint to be time-barred and that Dr. Goldberg is entitled to an advancement of attorneys’ fees solely with respect to that claim.  The parties have briefed the issue to the District Court for resolution on how much in fees Dr. Goldberg is owed under the District Court’s order.

On January 31, 2020, Goldberg filed a motion for leave to amend his complaint to add back in claims for breach of contract, breach of the implied covenant of good faith and fair dealing, quantum meruit and injunctive relief.  On April 1, 2020, the District Court denied Dr. Goldberg’s motion for leave to amend in its entirety.

On January 27, 2020, Dr. Goldberg filed a motion seeking additional advancement from Navidea for fees in connection with the New York Action and the Delaware Action.  Navidea opposed the motion and the District Court referred the matters to a Magistrate Judge.  On July 9, 2020, the Magistrate Judge issued her Report and Recommendation which recommended that:  (1) the District Court decline to exercise jurisdiction over Dr. Goldberg’s motion as it pertained to expenses and fees incurred in defense of the Delaware Action; (2) the District Court decline to award any fees to Dr. Goldberg for the breach of fiduciary duty without additional motion practice on the issue; (3) the District Court find that Dr. Goldberg is entitled to advancement of his expenses and fees reasonably incurred in the defense of the remainder of the New York action subject to Dr. Goldberg’s posting of an undertaking; and (4) establish a protocol by which  Dr. Goldberg could establish the amounts due for advancement.

On August 24, 2020, in connection with Dr. Goldberg’s motion for advancement, the District Court adopted the Magistrate Judge’s report and recommendation and found that while Dr. Goldberg was not being granted advancement of fees and expenses incurred in connection with either the Delaware Action or the assertion of third-party claims against MT, the Court ruled that Dr. Goldberg was entitled to advancement for the defense of the remaining claims asserted against him by Navidea in the New York action.  The Court adopted a protocol by which additional motion practice will occur to determine the appropriate amount of fees to be advanced.  Once that decision is made by the Magistrate Judge, subject to review by the District Court, Navidea will need to advance those fees to Dr. Goldberg conditioned upon Dr. Goldberg agreeing to pay those fees back to Navidea if it is determined that he is not entitled to indemnification.  Dr. Goldberg is also asking the Court to accelerate the timeline by which advancement will occur, is asking the Court to expand the scope of issues to which Dr. Goldberg would be entitled to advancement, and is seeking to hold Navidea in contempt for failing to advance fees to date.  The Company has opposed Dr. Goldberg’s requests.

Fact discovery in the New York Action has been completed and the parties and the Court anticipate meeting in the future to address remaining case deadlines.

Delaware Litigation Involving Dr. Goldberg

On February 20, 2019, MT initiated a suit against Dr. Goldberg in the Court of Chancery of the State of Delaware (the “Delaware Court”), alleging, among other things, breach of fiduciary duty as a director and officer of MT and conversion, and to obtain a declaratory judgment that the transactions Dr. Goldberg caused MT to effect are void.  On June 12, 2019, the Delaware Court found that Dr. Goldberg’s actions were not authorized in compliance with the Delaware General Corporate Law.  Specifically, the Delaware Court found that Dr. Goldberg’s creation of a new subsidiary of MT and the purported assignment by Dr. Goldberg of MT’s intellectual property to that subsidiary were void.  The Delaware Court’s ruling follows the order on May 23, 2019 in the case, in which it found Dr. Goldberg in contempt of its prior order holding Dr. Goldberg responsible for the payment of MT’s fees and costs to cure the damages caused by Dr. Goldberg’s contempt.   MT’s claims for breach of fiduciary duty and conversion against Dr. Goldberg remain pending.  As a result of the Delaware Court’s ruling and Navidea’s prior termination of the sublicense between itself and MT, all of the intellectual property related to the Manocept platform is now directly controlled by Navidea.  A trial on MT’s claims against Goldberg for breach of fiduciary duty and conversion was held on December 1 through December 3, 2020.  The Delaware Court requested post-trial briefing and a post-trial hearing.  In addition, Dr. Goldberg filed two additional requests for relief – one seeking to hold MT’s directors in contempt and one seeking to challenge the appointment of certain individuals to the MT board of directors. MT opposed Dr. Goldberg’s filings.  The Delaware Court conducted oral argument on all remaining issues on March 16, 2021 and indicated that a written opinion will be forthcoming.

Derivative Action Involving Dr. Goldberg

On July 26, 2019, Dr. Goldberg served shareholder demands on the Boards of Directors of Navidea and MT repeating many of the claims made in the lawsuits described above. On or about November 20, 2019, Dr. Goldberg commenced a derivative action purportedly on behalf of MT in the District Court against Dr. Claudine Bruck, Y. Michael Rice, and Jed Latkin alleging a claim for breach of fiduciary duty based on the actions alleged in the demands.  On April 3, 2020, Dr. Goldberg dismissed the derivative action in New York without prejudice, and the Court approved the dismissal.  Dr. Goldberg retains the ability to re-file the action in Delaware.  Dr. Goldberg has not yet re-filed his derivative complaint.

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

Available Information

The address for our website is www.navidea.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and amendments to such filings, as soon as reasonably practicable after each is electronically filed with, or furnished to, the Securities Exchange Commission (“SEC”). We do not charge for access to and viewing of these reports. Information in the investor section and on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference.

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

Employees and Human Capital Resources

As of March 15, 2021, we had 13 full-time and 5 part-time employees. None of our employees are represented by a collective bargaining agreement, we have not experienced any work stoppages, and we believe that our relationship with our employees is good.

We recognize that attracting, motivating and retaining talent is vital to our continued success. We aim to create an equitable, inclusive and empowering environment in which our employees can grow and advance their careers, with the overall goal of developing, expanding and retaining our workforce to support our current pipeline and future business goals. We value innovation, passion, data-driven decision making, persistence and honesty, and are building a diverse environment where our employees and consultants can thrive and be inspired to make exceptional contributions.

Our current management team, board of directors, and scientific advisors have significant experience in development and marketing of pharmaceutical product candidates from early stage discovery to clinical trials, regulatory approval and commercialization.

Our human capital resources objectives include identifying, recruiting, retaining, and incentivizing our existing and new employees. We maintain an equity incentive plan, the principal purposes of which are to attract, retain and reward personnel through the granting of stock-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. To facilitate talent attraction and retention, we strive to make our company a safe and rewarding workplace, with opportunities for our employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between our employees.

In addition, as a result of the COVID-19 pandemic, we have taken steps to protect the health and safety of our employees in line with directives from state and the applicable local governments, as well as guidance from the CDC.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:

Risks Related to Our Business, Financial Position and Capital Requirements

●	If Cardinal Health 414, Sayre Therapeutics or Sinotau do not achieve commercial success with Tc99m tilmanocept, we may be unable to generate significant revenue or become profitable.

●	We may have difficulty raising additional capital, which could deprive us of necessary resources to pursue our business plans.

●	There may be future sales or other dilution of our equity, which may adversely affect the market price of shares of our Common Stock.

●

The Company has experienced recurring net losses and has used significant cash to fund its operations, and we expect to continue to incur substantial operating losses and may be unable to obtain additional financing, and we may not be able to continue as a going concern.

Risks Related to Clinical Development, Regulatory Approval and Commercialization

●	If we do not successfully develop any additional product candidates into marketable products, we may be unable to generate significant revenue or become profitable.

●

We may never obtain regulatory approval to manufacture or market our unapproved drug candidates and our approval to market our products or anticipated commercial launch may be delayed as a result of the regulatory review process.

●	Even if our drug candidates are successful in clinical trials, we may not be able to successfully commercialize them.

●	We may be unable to establish or contract for the pharmaceutical manufacturing capabilities necessary to develop and commercialize our potential products.

Risks Related to Our Intellectual Property

●

If any of our license agreements for intellectual property underlying our Manocept platform or any other products or potential products are terminated, we may lose the right to develop or market that product.

●

We may not have sufficient legal protection against infringement or loss of our intellectual property, and we may lose rights or protection related to our intellectual property if diligence requirements are not met, or at the expiry of underlying patents.

●	We and our collaborators may not be able to protect our intellectual property rights throughout the world.

●

We may become involved in disputes with licensors or potential future collaborators over intellectual property ownership, and publications by our research collaborators and scientific advisors could impair our ability to obtain patent protection or protect our proprietary information, which, in either case, could have a significant effect on our business.

Risks Related to Our Business, Financial Position and Capital Requirements

If Cardinal Health 414, Sayre Therapeutics or Sinotau do not achieve commercial success with Tc99m tilmanocept, we may be unable to generate significant revenue or become profitable.

As discussed previously under “Marketing and Distribution,” in March 2017 Navidea completed the sale to Cardinal Health 414 of all of its assets used in operating its business of developing, manufacturing and commercializing the Company’s radioactive diagnostic agent marketed under the Lymphoseek trademark in Canada, Mexico and the United States. Upon closing of the sale, the Supply and Distribution Agreement between Cardinal Health 414 and the Company was terminated and Cardinal Health 414 assumed responsibility for marketing Lymphoseek in those territories. Under the terms of the sale, Navidea is entitled to receive milestone payments (which, if paid, will be treated as additional purchase price) from Cardinal Health 414 based on net sales derived from Lymphoseek, subject, in each case, to Cardinal Health 414’s right to off-set.

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

Cardinal Health 414, Sayre or Sinotau may never achieve commercial success in North America, India, China, or any other global market, they may never realize sales at levels necessary for us to achieve sales-based earnout, royalty or milestone payments, and such payments may never lead to us becoming profitable.

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

Our future expenditures on our programs are subject to many uncertainties, including whether our product candidates will be developed or commercialized with a partner or independently. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

●	the final outcome of the Capital Royalty Partners II, L.P. (“CRG”) litigation and other litigation, including the outcome of any litigation involving Dr. Michael Goldberg;

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

The Company has experienced recurring net losses and has used significant cash to fund its operations, and we expect to continue to incur substantial operating losses and may be unable to obtain additional financing, and we may not be able to continue as a going concern.

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

Risks Related to Clinical Development, Regulatory Approval and Commercialization

If we do not successfully develop any additional product candidates into marketable products, we may be unable to generate significant revenue or become profitable.

Additional diagnostic and therapeutic applications of the Manocept platform, including diagnosis of other solid tumor cancers, RA and CV disease, among others, are in various stages of pre-clinical and clinical development. Regulatory approval of additional Manocept-based product candidates may not be successful, or if successful, may not result in increased sales. Additional clinical testing for products based on our Manocept platform or other product candidates may not be successful and, even if they are, we may not be successful in developing any of them into a commercial product which will provide sufficient revenue to make us profitable.

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

Risks Related to Our Intellectual Property

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

General Risks

A pandemic, epidemic or outbreak of an infectious disease in the United States may adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our development and commercialization efforts may be adversely affected.  In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China.  In January 2020, the World Health Organization declared this outbreak a “Public Health Emergency of International Concern,” and the U.S. Department of Health and Human Services declared a public health emergency to aid the U.S. healthcare community in responding to COVID-19. The spread of COVID-19 has impacted the global economy and our operations, including the interruption of our clinical trial activities in Europe.  For example, the COVID-19 outbreak has delayed enrollment in our NAV3-32 clinical study in the United Kingdom due to national COVID-19-related shutdowns. Our clinical trial activities may be further delayed due to prioritization of hospital resources toward the outbreak, and some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results, and could delay our ability to obtain regulatory approval and commercialize our product candidates.  The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver clinical drug supplies on a timely basis or at all.  In addition, hospitals may reduce staffing and reduce or postpone certain treatments in response to the spread of an infectious disease.  Such events may result in a period of business disruption, and in reduced operations, or doctors and medical providers may be unwilling to participate in our clinical trials, any of which could materially affect our business, financial condition and results of operations.  The extent to which the recent global coronavirus pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to contain or treat its impact, among others.  Any significant infectious disease outbreak, including the COVID-19 pandemic, could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations, including our ability to obtain additional funding, if needed.  The Company has enhanced its business continuity plans to include measures to protect our employees in the event of infection in our corporate offices, or in response to potential mandatory quarantines.

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

We carry cyber risk insurance, which may limit our exposure to liability resulting from a security breach or other disruption in our information systems; however, we cannot assure you that such insurance policy will cover all liabilities that may result from security breaches or other disruption in our information systems.

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

Our Common Stock has been listed on the NYSE American exchange since February 2011. The rules of NYSE American provide that shares be delisted from trading in the event the financial condition and/or operating results of the Company appear to be unsatisfactory, the extent of public distribution or the aggregate market value of the Common Stock has become so reduced as to make further dealings on the NYSE American inadvisable, the Company has sold or otherwise disposed of its principal operating assets, or has ceased to be an operating company, or the Company has failed to comply with its listing agreements with the NYSE American. For example, the NYSE American may consider suspending trading in, or removing the listing of, securities of an issuer that has stockholders’ equity of less than (i) $2.0 million if such issuer has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years, (ii) $4.0 million if such issuer has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years, and (iii) $6.0 million if such issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. As of December 31, 2020 and 2019, Navidea had stockholders’ equity (deficit) of approximately $1.3 million and $(1.6 million), respectively. In addition, the Company had stockholders’ deficits for several years prior to December 31, 2019, and we may not be able to maintain stockholders’ equity in the future. Even if an issuer has a stockholders’ deficit, the NYSE American will not normally consider delisting securities of an issuer that fails to meet these requirements if the issuer has (1) average global market capitalization of at least $50,000,000; or total assets and revenue of $50,000,000 in its last fiscal year, or in two of its last three fiscal years; and (2) the issuer has at least 1,100,000 shares publicly held, a market value of publicly held shares of at least $15,000,000 and 400 round lot shareholders.  As of February 28, 2021, the Company’s total value of market capitalization was approximately $67.3 million. Therefore, we currently meet these exceptions and do not believe that there is a risk that our common stock may be delisted as a result of our failure to meet the minimum stockholders' equity requirement for continued listing.

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

The price of our Common Stock has been, and may continue to be, highly volatile, and the value of your investment could decline significantly.

Our Common Stock traded as low as $0.63 per share and as high as $5.36 per share during the 12-month period ended February 28, 2021. On April 26, 2019, we effected a one-for-twenty reverse stock split of our issued and outstanding shares of Common Stock. As a result of the reverse split, each twenty pre-split shares of Common Stock outstanding automatically combined into one new share of Common Stock. The trading price of our Common Stock has been adjusted to reflect the reverse stock split as if it had occurred on January 1, 2019.

The following factors, some of which are beyond our control, may have a significant impact on the market price of our common stock:

●

the impact of the global COVID-19 pandemic on our business, financial condition or prospects, including a decline in the volume of procedures using our product, potential delays and disruptions to global supply chains, manufacturing activities, logistics, operations, employees and contractors, the business activities of our suppliers, distributors, customers and other business partners, as well as the effects on worldwide economies, financial markets, social institutions, labor markets and healthcare systems;

●	our history of operating losses and uncertainty of future profitability;

●	our ability to successfully complete research and further development of our drug candidates;

●	the timing, cost and uncertainty of obtaining regulatory approvals of our drug candidates, including delays and additional costs related to the ongoing COVID-19 pandemic;

●	our ability to successfully commercialize our drug candidates, including delays or disruptions related to the ongoing COVID-19 pandemic;

●	our ability to raise capital sufficient to fund our development programs, including unavailability of funds or delays in receiving funds as a result of the ongoing COVID-19 pandemic;

●	delays in receipt of anticipated proceeds from our capital funding transactions and other receivables;

●	our dependence on royalties and grant revenue;

●	our limited product line and distribution channels;

●	advances in technologies and development of new competitive products;

●	our ability to maintain effective control over financial reporting;

●	the outcome of any pending litigation; and

●	our ability to comply with NYSE American continued listing standards.

These factors may materially and adversely affect the market price of our common stock, which could result in substantial losses by our investors.

In addition, the stock market has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like ours. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. Further, a systemic decline in the financial markets and related factors beyond our control may cause our share price to decline rapidly and unexpectedly. Price volatility of our common stock might be worse if the trading volume of our ordinary shares is low.

An investor’s ability to trade our Common Stock may be limited by trading volume.

During the 12-month period beginning on March 1, 2020 and ending on February 28, 2021, the average daily trading volume for our Common Stock on the NYSE American was approximately 673,000 shares. However, this trading volume may not be consistently maintained in the future. If the trading volume for our Common Stock decreases, there could be a relatively limited market for our Common Stock and the share price of our Common Stock would be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the market’s perception of our business and announcements made by us, our competitors or parties with whom we have business relationships. There may also be fewer institutional investors willing to hold or acquire our Common Stock. Such a lack of liquidity in our Common Stock may make it difficult for us to issue additional securities for financing or other purposes or to otherwise arrange for any financing that we may need in the future.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 5,000 square feet of office space at 4995 Bradenton Avenue, Dublin, Ohio, as our principal offices, at a monthly base rent of approximately $3,000. The current lease term expires in June 2023. We believe this facility is in good condition.

We also currently lease approximately 25,000 square feet of office space at 5600 Blazer Parkway, Dublin, Ohio, formerly our principal offices, at a monthly base rent of approximately $27,000 during 2020. The current lease term expires in October 2022 with an option to extend for an additional five years. The Company does not intend to renew this lease. We also sublease the space on Blazer Parkway to a tenant for approximately $39,000 per month, which expires in October 2022.

Item 3. Legal Proceedings

See Note 13 to the accompanying consolidated financial statements.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock trades on the NYSE American exchange under the trading symbol “NAVB.” As of March 15, 2021, we had approximately 410 holders of Common Stock of record. There were no repurchases of our Common Stock during the year ended December 31, 2020.

Stock Performance Graph

The following graph compares the cumulative total return on a $100 investment in each of the Common Stock of the Company, the Russell 3000, and the NASDAQ Biotechnology Index for the period from December 31, 2015 through December 31, 2020. This graph assumes an investment in the Company’s Common Stock and the indices of $100 on December 31, 2015 and that any dividends were reinvested.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

Among Navidea Biopharmaceuticals, the Russell 3000 Index, and the NASDAQ Biotechnology Index

*	$100 invested on 12/31/2015 in stock or index, including reinvestment of dividends.

	Cumulative Total Return as of December 31,
	2015	2016	2017	2018	2019	2020
Navidea Biopharmaceuticals	$100.00	$48.12	$27.07	$7.52	$4.74	$8.08
Russell 3000	100.00	110.42	131.23	122.06	156.89	185.54
NASDAQ Biotechnology	100.00	78.32	94.81	85.97	106.95	134.42

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

We manage our business based on two primary types of drug products: (i) diagnostic substances, including Tc99m tilmanocept and other diagnostic applications of our Manocept platform, and (ii) therapeutic applications of our Manocept platform. See Note 16 to the consolidated financial statements for more information about our business segments.

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

Outlook

Our operating expenses in recent years have been focused primarily on support of both diagnostic and therapeutic applications of our Manocept platform, and Tc99m tilmanocept. We incurred approximately $4.9 million and $5.3 million in total on research and development activities during the years ended December 31, 2020 and 2019, respectively. Of the total amounts we spent on research and development during those periods, excluding costs related to our internal research and development headcount and our general and administrative staff which we do not currently allocate among the various development programs that we have underway, we incurred out-of-pocket charges by program as follows:

Development Program (a)	2020	2019
Manocept Platform – Diagnostics	$2,969,170	$3,105,196
Manocept Platform – Therapeutics	337,278	542,822
Tc99m Tilmanocept	96,749	191,036

(a)	Certain development program expenditures were offset by grant reimbursement revenues totaling $696,000 and $611,000 during the years ended December 31, 2020 and 2019, respectively.

We expect to continue the advancement of our efforts with our Manocept platform during 2021. We currently expect our total research and development expenses, including both out-of-pocket charges as well as internal headcount and support costs, to be higher in 2021 than in 2020. However, the ongoing global COVID-19 pandemic has impacted the global economy and may impact our operations, including the potential interruption of our clinical trial activities and our supply chain.  For example, the COVID-19 pandemic may delay enrollment in our clinical trials due to prioritization of hospital resources toward the outbreak, and some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results.  The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver clinical drug supplies on a timely basis or at all.  In addition, hospitals may reduce staffing and reduce or postpone certain treatments in response to the spread of an infectious disease.  Such events may result in a period of business disruption, and in reduced operations, or doctors and medical providers may be unwilling to participate in our clinical trials, any of which could materially affect our business, financial condition and results of operations.

The extent to which the ongoing global COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and spread of COVID-19, the actions taken by federal, state and local governmental authorities, both domestic and foreign, as well as private parties, to contain or treat its impact, and other events outside of our control.  The COVID-19 pandemic has adversely affected economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations, including our ability to obtain additional funding, if needed.  The funding from the February 2020 transactions described below in “Liquidity and Capital Resources” was received on a delayed basis during the second and third quarters of 2020, due in part to the COVID-19 pandemic and its devastating impact on global financial markets.

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

Results of Operations

Since our pharmaceutical product candidates are not yet generating significant commercial revenue, the discussion of our revenue focuses on the grant and other revenue and our operating variances focus on our product development programs and the supporting general and administrative expenses.

Years Ended December 31, 2020 and 2019

Royalty Revenue. During 2020 and 2019, we recognized royalty revenue of $8,000 and $17,000, respectively, related to our license agreement with SpePharm in Europe.

License Revenue. During 2020, we recognized license revenue of $111,000 related to net transitional sales from SpePharm in Europe. During 2019, we recognized license revenue of $10,000 related to the sublicense of NAV4694 to Meilleur.

Grant and Other Revenue. During 2020, we recognized $796,000 of grant and other revenue compared to $631,000 in 2019. Grant revenue during both periods was primarily related to SBIR grants from the NIH supporting Manocept development. Other revenue for 2020 included $100,000 from Alseres for the partial recovery of debts previously written off in 2015. Other revenue for 2019 included $20,000 related to development work performed at the request of our European and Chinese marketing partners.

Research and Development Expenses. Research and development expenses decreased $408,000, or 8%, to $4.9 million during 2020 from $5.3 million during 2019. The decrease was primarily due to net decreases in drug project expenses related to (i) decreased therapeutics development costs of $206,000, including decreased preclinical and clinical development costs; (ii) decreased Manocept diagnostic development costs of $136,000 including decreased clinical trial costs offset by increased manufacturing-related activities and license fees; and (iii) decreased Tc99m tilmanocept development costs of $94,000 including decreased license fees offset increased manufacturing-related activities; offset by (iv) increased NAV4694 development costs of $15,000 due to the reversal of certain previously accrued expenses in 2019. The net decrease in research and development expenses also included decreased regulatory consulting and travel expenses totaling $59,000, offset by increased employee compensation including incentive-based awards of $72,000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $420,000, or 7%, to $6.7 million during 2020 from $6.3 million during 2019. The net increase was primarily due to increased legal and professional services of $335,000, increased employee compensation including incentive-based awards of $257,000, increased EMA annual fees of $132,000 following termination of the SpePharm agreement, and increased taxes of $61,000, offset by decreased travel of $95,000, decreased depreciation and amortization of $74,000, decreased losses on disposal of assets of $54,000, decreased insurance costs of $37,000, and decreased investor relations services of $35,000.

Other Income (Expense). Other expense, net, was $11,000 during 2020 compared to other income, net, of $18,000 during 2019. During 2020 and 2019, we recognized interest income of $18,000 and $33,000, respectively. During 2020 and 2019, we recorded interest expense of $7,000 and $8,000, respectively.

Liquidity and Capital Resources

Cash balances increased $1.6 million to $2.6 million at December 31, 2020 from $1.0 million at December 31, 2019. The net increase was primarily due to net proceeds from issuance of preferred stock of $5.9 million, net proceeds from issuance of common stock of $4.3 million, and proceeds from notes payable of $366,000, offset by cash used to fund our operations of $8.2 million, principal payments on notes payable of $369,000, patent and trademark costs of $278,000, and purchases of equipment of $136,000.

Operating Activities. Cash used in operations was $8.2 million during 2020 compared to $9.4 million cash used in operations during 2019.

Stock subscriptions and other receivables increased $2.1 million to $3.0 million at December 31, 2020 from $901,000 at December 31, 2019, primarily related to stock subscriptions of $2.9 million as of December 31, 2020 offset by the receipt of stock subscriptions of $812,000 in January 2020 coupled with decreased grant revenue receivable, offset by increased license revenue receivable from SpePharm of $60,000.

Inventory increased to $170,000 at December 31, 2020 from $0 at December 31, 2019, primarily due to a net increase in finished good inventory as a result of termination of the SpePharm agreement, coupled with the reclassification of materials inventory that is now available for use in future production.

Prepaid expenses and other current assets decreased $797,000 to $170,000 at December 31, 2020 from $967,000 at December 31, 2019. The decrease was primarily due to the receipt of an alternative minimum tax credit refund coupled with the reclassification of materials inventory that is now available for use in future production, offset by a net increase in prepaid insurance.

Accounts payable increased $50,000 to $1.2 million at December 31, 2020 from $1.1 million at December 31, 2019, primarily driven by net increased payables due for Navidea Europe costs and legal and professional services, offset by net decreased payables due for Manocept development costs, therapeutics development costs, investor relations services, and manufacturing-related activities. Accrued liabilities and other current liabilities increased $362,000 to $2.5 million at December 31, 2020 from $2.2 million at December 31, 2019. Increased accruals for Manocept development costs, legal and professional services, and incentive-based compensation were offset by decreased accruals for Dr. Goldberg’s termination costs. Our payable and accrual balances will continue to fluctuate, with planned increases in development activity related to the Manocept platform and Navidea Europe offset by decreased legal fees as we work to resolve our legal disputes.

Investing Activities. Investing activities used $413,000 during 2020 compared to $770,000 provided during 2019. Investing activities during 2020 included patent and trademark costs of $278,000 and capital expenditures of $136,000, primarily for production and computer equipment. Investing activities during 2019 included maturities and sales of available-for-sale securities of $800,000, offset by patent and trademark costs of $57,000.

Financing Activities. Financing activities provided $10.2 million during 2020 compared to $6.2 million provided during 2019. The $10.2 million provided by financing activities during 2020 consisted primarily of net proceeds from the issuance of preferred stock of $5.9 million, net proceeds from the issuance of common stock of $4.3 million, and proceeds from notes payable of $366,000, offset by principal payments on notes payable of $369,000. The $6.2 million provided by financing activities in 2019 consisted primarily of proceeds from issuance of Common Stock of $7.1 million, offset by payment of Common Stock issuance costs of $572,000 and principal payments on the IPFS and First Insurance Funding notes payable of $359,000.

Registered Offerings

On February 14, 2020, we executed an agreement with an investor to purchase approximately 1.6 million shares of our Common Stock at a price of $0.85 per share for aggregate gross proceeds to Navidea of $1.4 million. The offering was made pursuant to our shelf registration statement on Form S‑3 (Registration No. 333-222092), which was declared effective by the SEC on December 27, 2017, including the prospectus contained therein, as well as a prospectus supplement filed with the SEC on February 18, 2020. See Notes 2 and 14 to the accompanying consolidated financial statements.

Private Placements

On February 13, 2020, we executed a stock purchase agreement with John K. Scott, Jr. to purchase approximately 2.4 million shares of Common Stock for aggregate gross proceeds of approximately $2.0 million. A registration statement on Form S-3 (Registration No. 333-248404) covering the resale of the shares of Common Stock issued to Mr. Scott was declared effective by the SEC on September 16, 2020. See Notes 2 and 14 to the accompanying consolidated financial statements.

On August 30, 2020, the Company entered into a Common Stock Purchase Agreement with each of the Investors named therein, pursuant to which the Investors agreed to purchase shares of our Common Stock. To date we have received only $25,000 of the $5.0 million that is currently owed under the Common Stock Purchase Agreement, and we cannot assure you that we will ever receive such remaining amount. We are continuing to evaluate our rights and remedies under that agreement. See Notes 2 and 14 to the accompanying consolidated financial statements.

Series C Preferred Stock

On May 6, 2020, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent with Keystone Capital Partners, LLC (“Keystone”) pursuant to which the Company agreed to issue to Keystone 420,000 shares of newly-designated Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”) for an aggregate purchase price of $4.2 million. All $4.2 million were received and the related Series C Preferred Stock was issued during the second and third quarters of 2020. The Series C Preferred Stock was guaranteed by a portion of the proceeds of the CRG Judgment. See Notes 2 and 14 to the accompanying consolidated financial statements.

Series D Preferred Stock

On August 31, 2020, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent (the “Series D Preferred Stock Purchase Agreement”) with Keystone pursuant to which the Company agreed to issue to Keystone 150,000 shares of newly-designated Series D Redeemable Convertible Preferred Stock (the “Series D Preferred Stock”) for an aggregate purchase price of $15.0 million. Pursuant to the Series D Preferred Stock Purchase Agreement, Keystone agreed to purchase Series D Preferred Stock in amounts to be determined by Keystone in one or more closings during the nine-month period following the date on which the prospectus supplement to register the underlying Common Stock was filed with the SEC, provided that all of the Series D Preferred Stock must be purchased by such date. The Series D Preferred Stock will be convertible into a maximum of 5,147,000 shares of Common Stock. See Notes 2, 14 and 20(a) to the accompanying consolidated financial statements.

Series E Preferred Stock

On March 2, 2021, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent with an existing accredited investor, John K. Scott, Jr., pursuant to which the Company issued to Mr. Scott in a private placement transaction 50,000 shares of newly-designated Series E Redeemable Convertible Preferred Stock (the “Series E Preferred Stock”) for an aggregate purchase price of $5.0 million. The Series E Preferred Stock will be convertible into a maximum of 2,173,913 shares of Common Stock. See Notes 2 and 20(b) to the accompanying consolidated financial statements.

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

The execution of the ELDA is subject to certain conditions, including negotiation of a definitive agreement in mutually acceptable form and Jubilant’s completion of its due diligence. See Notes 2 and 14 to the accompanying consolidated financial statements.

Paycheck Protection Program Loan

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. Among the provisions contained in the CARES Act was the creation of the Payroll Protection Program (“PPP”) that provides for Small Business Administration (“SBA”) Section 7(a) loans for qualified small businesses. PPP loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt.  On May 18, 2020, Fifth Third Bank (the “Lender”) funded a PPP loan to the Company in the amount of $366,000 (the “PPP Loan”). In accordance with the loan forgiveness requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs, rent and utilities. On February 23, 2021, the Lender notified the Company that the entire PPP Loan amount of $366,000 has been forgiven. See Notes 2 and 11 to the accompanying consolidated financial statements.

Platinum Litigation

See Notes 2 and 13 to the accompanying consolidated financial statements.

Goldberg Agreement and Litigation

See Notes 2, 9 and 13 to the accompanying consolidated financial statements.

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

We plan to focus our resources during 2021 primarily on development of products based on the Manocept platform. Although management believes that it will be able to achieve this objective, it is subject to a number of variables beyond our control, including the nature and timing of any partnering opportunities, the ability to modify contractual commitments made in connection with these programs, and the timing and expense associated with suspension or alteration of clinical trials, and consequently we may need to seek additional financing in order to support our planned development programs.

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

The Company is currently engaged in litigation with Dr. Goldberg, CRG and Platinum-Montaur. In addition, the Company has experienced recurring net losses and has used significant cash to fund its operations. The Company has considerable discretion over the extent of development project expenditures and has the ability to curtail the related cash flows as needed. The Company also has funds remaining under outstanding grant awards, and continues working to establish new sources of funding, including collaborations, potential equity investments, and additional grant funding that can augment the balance sheet. However, the COVID-19 pandemic may negatively impact the Company’s operations, including possible effects on its financial condition, ability to access the capital markets on attractive terms or at all, liquidity, operations, suppliers, industry, and workforce.  The spread of COVID-19 has impacted our operations, including the interruption of our clinical trial activities in Europe.  For example, the COVID-19 outbreak has delayed enrollment in our NAV3-32 clinical study in the United Kingdom due to national COVID-19-related shutdowns. In addition, the COVID-19 pandemic has adversely affected economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations, including our ability to obtain additional funding, if needed.  The funding from the February 2020 transactions described above was received on a delayed basis during the second and third quarters of 2020, due in part to the COVID-19 pandemic and its devastating impact on global financial markets. The Company will continue to evaluate the impact that the COVID-19 pandemic could have on the operations, financial position, and the results of operations and cash flows during fiscal year 2021 and beyond.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements.

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

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, and the related notes, together with the report of Marcum LLP dated March 26, 2021, are set forth at pages F-1 through F-36 attached hereto and incorporated herein by reference.

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

Under the supervision and with the participation of our management, including Mr. Latkin, who serves as our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2020, and concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including Mr. Latkin, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment we concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2020, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Set forth below are the names and committee assignments of the persons who constitute our Board of Directors.

Name	Age	Committee(s)
Claudine Bruck, Ph.D.	65	Compensation, Nominating and Governance (Chair)
Adam D. Cutler	46	Audit (Chair); Compensation, Nominating and Governance
Jed. A. Latkin	46	—
Y. Michael Rice	56	Audit; Compensation, Nominating and Governance
S. Kathryn Rouan, Ph.D.	58	Compensation, Nominating and Governance
Malcolm G. Witter	67	Audit; Compensation, Nominating and Governance

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

Directors whose terms continue until the 2021 Annual Meeting:

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

Malcolm G. Witter has served as a director of Navidea since December 2020. Mr. Witter has over 40 years of operational and investment leadership experience, serving as investment banker, Chief Financial Officer, and advisor to many companies and private organizations. Since 2016, he has served as the Corporate Development Regional Manager for USI Insurance Services (“USI”) and is responsible for acquiring independent insurance agencies. From 2010 to 2016, Mr. Witter was Business Development Manager for Kibble & Prentice, Inc., a USI company. Prior to USI, Mr. Witter held roles at multiple financial institutions including Compass Capital Fund Management, Bear, Stearns & Co., and Dean Witter Reynolds. Mr. Witter serves as a director of the Dean Witter Foundation and as an Advisor to American Research Capital. Mr. Witter received his M.B.A. from the Stanford Graduate School of Business.

Directors whose terms continue until the 2022 Annual Meeting:

Y. Michael Rice has served as a director of Navidea since May 2016. Mr. Rice is a partner of LifeSci Advisors, LLC and LifeSci Capital, LLC, companies which he co-founded in March 2010. Prior to co-founding LifeSci Advisors and LifeSci Capital, Mr. Rice was the co-head of health care investment banking at Canaccord Adams, where he was involved in debt and equity financing. Mr. Rice was also a Managing Director at ThinkEquity Partners where he was responsible for managing Healthcare Capital Markets, including the structuring and execution of numerous transactions. Prior to that, Mr. Rice served as a Managing Director at Bank of America serving large hedge funds and private equity healthcare funds. Previously, he was a Managing Director at JPMorgan/Hambrecht & Quist. Mr. Rice currently serves on the board of directors of 9 Meters Biopharma, Inc., a specialty pharmaceuticals company. Mr. Rice received a B.A. from the University of Maryland.

S. Kathryn Rouan, Ph.D., has served as a director of Navidea since December 2018. She also serves as a non-executive director of Viking Therapeutics, Inc. and Code Biotherapeutics, Inc. Dr. Rouan served as the SVP and Head of Projects, Clinical Platforms and Sciences (“PCPS”) at GlaxoSmithKline (“GSK”) from May 2016 to November 2018 following a 29-year career at GSK. From December 2013 to November 2018 she was also a member of the R&D Executive Management Team and R&D Governance Boards. The PCPS organization within GSK encompasses the Global Clinical Operations, Statistics and Programming, Clinical Pharmacology, GCP Quality, Third Party Resourcing and Project Management functions and includes approximately 1,800 staff in 20 countries. Dr. Rouan first joined GSK in 1989 with a background in Pharmaceutical Sciences, focusing on formulation development of protein pharmaceuticals.  In 1993, Dr. Rouan moved into Project Leadership and Management becoming VP and Head of Metabolism and Pulmonary Project Management in 1999. She continued to lead projects in a number of therapeutic areas including Cardiovascular, Immunoinflammation and Gastroenterology therapy. In 2007, Dr. Rouan led the development, submission and approval of Arzerra (ofatumumab) in refractory chronic lymphocytic leukemia. In 2012, she became Head of Biopharmaceutical Development responsible for delivery of GSK’s portfolio of biopharmaceutical medicines. In December 2013, Dr. Rouan was appointed SVP and Head of R&D Stiefel, GSK’s Dermatology therapy area unit.  Dr. Rouan holds a Ph.D. in Pharmaceutical Sciences from the University of Rhode Island, and a B.Pharm. from the University of London.

Directors whose terms continue until the 2023 Annual Meeting:

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

Information About our Executive Officers

In addition to Mr. Latkin, the following individuals are senior executive officers of Navidea and serve in the positions indicated below:

Name	Age	Position
Joel H. Kaufman	32	Chief Business Officer
Michael S. Rosol, Ph.D.	52	Chief Medical Officer

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

Joel H. Kaufman has served as Chief Business Officer of Navidea since November 2020. From October 2017 through October 2020, he served as Director, Corporate Strategy and Business Development, managing Navidea’s strategy, business development, and strategic financing-related matters. From July 2011 to October 2017, Mr. Kaufman was an Equity Research Analyst at Goldman Sachs, where he specialized in the Healthcare sub-sector with a primary focus on Life Science Tools, Diagnostics, Clinical Labs, and Medical Devices. During his time at Goldman Sachs, Mr. Kaufman actively covered or co-covered over 60 companies in these sectors. Mr. Kaufman received his B.A. degree in Neuroscience and Healthcare Management with honors from the University of Pennsylvania and the Wharton School.

Delinquent Section 16 Filings

Section 16(a) of the Exchange Act requires our officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of our securities with the SEC. Copies of the reports are required by SEC regulation to be furnished to us. Based on our review of these reports and written representations from reporting persons, we believe that all reporting persons complied with all filing requirements during the fiscal year ended December 31, 2020, except for our largest investor, John K. Scott, Jr., who had one late Form 4 filing related to stock purchased in a private placement.

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

Board of Directors Meetings

Our Board of Directors held a total of 21 meetings in the fiscal year ended December 31, 2020, and each of the directors attended at least 75 percent of the aggregate number of meetings of the Board of Directors and committees (if any) on which he or she served. It is our policy that all directors attend the Annual Meeting of Stockholders. However, conflicts and unforeseen events may prevent the attendance of a director, or directors. Due to the public health impact of the ongoing COVID-19 pandemic, the 2020 Annual Meeting of Stockholders was held as a completely virtual meeting conducted via webcast. All then-current members of our Board of Directors attended the 2020 Annual Meeting of Stockholders via webcast.

The Board of Directors maintains the following committees to assist it in its oversight responsibilities. The current membership of each committee is indicated in the list of directors set forth under “Board of Directors” above.

Audit Committee

The Audit Committee of the Board of Directors selects our independent registered public accounting firm with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, the accounting principles that we use in financial reporting, and the adequacy of our internal control procedures. The current members of our Audit Committee are: Adam D. Cutler (Chair), Y. Michael Rice, and Malcolm G. Witter, each of whom is “independent” under Section 803A of the NYSE American Company Guide. The Board of Directors has determined that Mr. Cutler, Mr. Rice, and Mr. Witter each meet the requirements of an “audit committee financial expert” as set forth in Section 407(d)(5) of Regulation S-K promulgated by the SEC. The Audit Committee held four meetings in the fiscal year ended December 31, 2020. The Board of Directors adopted a written Amended and Restated Audit Committee Charter on April 30, 2004. A copy of the Amended and Restated Audit Committee Charter is posted on the Company’s website at www.navidea.com.

Compensation, Nominating and Governance Committee

The CNG Committee of the Board of Directors discharges the Board’s responsibilities relating to the compensation of the Company's directors, executive officers and associates, identifies and recommends to the Board of Directors nominees for election to the Board, and assists the Board in the implementation of sound corporate governance principles and practices. With respect to its compensation functions, the CNG Committee evaluates and approves executive officer compensation and reviews and makes recommendations to the Board with respect to director compensation, including incentive or equity-based compensation plans; reviews and evaluates any discussion and analysis of executive officer and director compensation included in the Company’s annual report or proxy statement, and prepares and approves any report on executive officer and director compensation for inclusion in the Company’s annual report or proxy statement required by applicable rules and regulations; and monitors and evaluates, at the Committee’s discretion, matters relating to the compensation and benefits structure of the Company and such other domestic and foreign subsidiaries or affiliates, as it deems appropriate. The members of our CNG Committee are: Claudine Bruck, Ph.D. (Chair), Adam D. Cutler, Y. Michael Rice, S. Kathryn Rouan, Ph.D., and Malcolm G. Witter. The CNG Committee held seven meetings in the fiscal year ended December 31, 2020. The Board of Directors adopted a written Compensation, Nominating and Governance Committee Charter on February 26, 2009. A copy of the Compensation, Nominating and Governance Committee Charter is posted on the Company’s website at www.navidea.com.

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

Independent Compensation Expertise. The CNG Committee is authorized to periodically retain independent experts to assist in evaluating executive compensation plans and in setting executive compensation levels. These experts provide information on trends and best practices so the CNG Committee can formulate ongoing plans for executive compensation. The CNG Committee retained Board Advisory, LLC (“Board Advisory”) as its independent consultant to assist in the determination of the reasonableness and competitiveness of the compensation levels of its Named Executive Officers and Board of Directors for fiscal 2021. No conflict of interest exists that would prevent Board Advisory from serving as independent consultant to the CNG Committee.

For fiscal 2021, Board Advisory performed a benchmark compensation review of our key executive positions, including our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, Chief Medical Officer, Chief Business Officer, and our Board of Directors. Board Advisory utilized published survey and proxy reported data from compensation peers, with market data aged to January 1, 2021, by an annualized rate of 3.0%, the expected pay increase in 2021 for executives in the life sciences industry.

In evaluating appropriate executive compensation, it is common practice to set targets at a point within the competitive marketplace. The CNG Committee sets its competitive compensation levels based upon its compensation philosophy. Following completion of the Board Advisory study for 2021, the CNG Committee noted that the total cash compensation of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer is between the 50th and 75th percentile for an established peer group of companies. The CNG Committee also noted that the total cash compensation of our Chief Medical Officer is below the 25th percentile, and the total cash compensation of our Chief Business Officer is between the 25th and 50th percentile for these positions.

Peer Group Companies. As part of their review, Board Advisory surveyed the compensation levels at specific competitive benchmark companies. With input from management, Board Advisory chose the peer companies because they are developmental life sciences companies and are similar to Navidea in revenue, invested capital, market capitalization, and employees. The selected peer group companies have invested capital of less than four times that of Navidea, or approximately $375 million, and have comparable key executive positions. While the specific plans for these companies may or may not be used, it is helpful to review their compensation data to provide benchmarks for the overall compensation levels that will be used to attract, hire, retain and motivate our executives.

As competitors and similarly situated companies that compete for the same executive talent, the CNG Committee determined that the following peer group companies most closely matched the responsibilities and requirements of our executives:

Actinium Pharmaceuticals, Inc.	Curis	NanoViricides
Adaptimmune Therapeutics	CytoDyn Inc.	Neoleukin Therapeutics, Inc.
Advaxis	CytomX Therapeutics, Inc.	Northwest Biotherapeutics, Inc.
aTyr Pharma Inc.	Fate Therapeutics	OncoSec Medical Incorporated
Avid Bioservices, Inc.	Fortress Biotech	PDL Biopharma
Bellicum Pharmaceuticals, Inc.	Genocea Biosciences, Inc.	Phio Pharmaceuticals Corp.
Calithera Biosciences, Inc.	GeoVax Labs, Inc.	Prothena
CEL-SCI	Idera Pharmaceuticals	Regulus Therapeutics, Inc.
Checkpoint Therapeutics, Inc.	Inovio Pharmaceuticals	Selecta Biosciences, Inc.
ChemoCentryx	Lineage Cell Therapeutics, Inc.	Sorrento Therapeutics, Inc.
Cidara Therapeutics, Inc.	Lumos Pharma, Inc.	T2 Biosystems, Inc.
ContraFect Corporation	Marker Therapeutics, Inc.	Ziopharm Oncology
Corvus Pharmaceuticals

Board Advisory used the publicly available compensation information for these companies to analyze our competitive position in the industry. Base salaries and short-term and long-term incentive plans of the executives of these companies were reviewed to provide background and perspective in analyzing the compensation levels for our executives.

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

Based on competitive reviews of similar positions, industry salary trends, overall company results and individual performance, salary increases may be approved from time to time. The CNG Committee reviews and approves base salaries of all executive officers. In setting specific base salaries for fiscal 2020, the CNG Committee considered published proxy data for similar positions at peer group companies.

The following table shows the changes in base salaries for the Named Executive Officers that were approved for fiscal 2020 compared to the approved salaries for fiscal 2019:

Named Executive Officer	Fiscal 2020 Base Salary(a)	Fiscal 2019 Base Salary(a)	Change
Jed A. Latkin (b)	$490,000	$475,000	3.2%
Joel H. Kaufman (c)	230,000	225,000	2.2%
Michael S. Rosol, Ph.D. (d)	225,000	205,000	9.8%

(a)

The amount shown for fiscal 2020 and 2019 is the approved annual salary of the Named Executive Officer in effect at the end of each year. The actual amount paid to the Named Executive Officer during fiscal 2020 and 2019 is shown under “Salary” in the Summary Compensation table below.

(b)

Mr. Latkin received an increase in base salary in connection with the renewal of his employment agreement as Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer of the Company effective July 27, 2020.

(c)	Mr. Kaufman received an increase in base salary effective October 16, 2020, and was promoted to Chief Business Officer effective November 4, 2020.
(d)	Dr. Rosol received an increase in base salary effective February 1, 2020.

The following table shows the base salaries for the Named Executive Officers that were approved for fiscal 2021 compared to the approved salaries for fiscal 2020:

Named Executive Officer	Fiscal 2021 Base Salary	Fiscal 2020 Base Salary	Change
Jed A. Latkin	$490,000	$490,000	—%
Joel H. Kaufman	230,000	230,000	—%
Michael S. Rosol, Ph.D. (a)	240,000	225,000	6.7%

(a)	Dr. Rosol received an increase in base salary effective March 1, 2021.

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

For fiscal 2020, the cash bonus for each executive officer was a function of the designated target bonus amount and certain business performance objectives, weighted as a percentage of the total target amount. The business performance objectives established for fiscal 2020 were as follows:

●	Achievement of various clinical development goals, subject to a maximum 45% reduction of bonus if not achieved, including:

o	Advance commercialization program for RA imaging indications;

o	Advance with C-Path on CD206 as biomarker for disease indications; and

o	Complete work on Ga[68] in atherosclerotic plaque grant.

●	Achievement of various business development goals, subject to a maximum 32.5% reduction of bonus if not achieved, including:

o	Enter into a RA commercialization partnership agreement with an established pharma company; and

o	Enter into a partnership on therapeutic development.

●	Achievement of various financial management goals, subject to a maximum 12.5% reduction of bonus if not achieved, including:

o	Regain and maintain compliance with NYSE American listing standards;

o	Move from the NYSE American to the NASDAQ stock exchange; and

o	Adhere to the 2020 corporate budget to within 5% of budgeted operating expenses.

●	Achievement of various intellectual property goals, subject to a maximum 10% reduction of bonus if not achieved, including:

o	File three specified provisional patents.

For fiscal 2020, the Board of Directors determined the cash bonus targets for Named Executive Officers as follows:

Named Executive Officer	Target Cash Bonus (% of Salary)	Target Cash Bonus ($ Amount)
Jed A. Latkin (a)	75.0%	$367,500
Joel H. Kaufman (b)	35.0%	80,500
Michael S. Rosol, Ph.D. (c)	35.0%	78,750

(a)

Mr. Latkin received an increase in his base salary effective July 27, 2020. Any cash bonus awarded to Mr. Latkin related to fiscal 2020 will be pro-rated based on the weighted average amount of his base salary during 2020.

(b)

Mr. Kaufman received an increase in his base salary effective October 16, 2020. Any cash bonus awarded to Mr. Kaufman related to fiscal 2020 will be pro-rated based on the weighted average amount of his base salary during 2020.

(c)

Dr. Rosol received an increase in his base salary effective February 1, 2020. Any cash bonus awarded to Dr. Rosol related to fiscal 2020 will be pro-rated based on the weighted average amount of his base salary during 2020.

On February 15, 2021, the Board of Directors determined the amounts to be awarded as 2020 bonuses to all employees, including the Named Executive Officers. The Board of Directors recognized the achievement of approximately 70% of 2020 bonus goals and thus awarded bonuses at 70% of target amounts for all employees, including the Named Executive Officers, to be paid in cash.

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

In February 2020, the Company awarded options to purchase 100,000, 6,000, and 25,000 shares of Common Stock to Mr. Latkin, Mr. Kaufman, and Dr. Rosol, respectively, as part of their annual compensation packages. The options have an exercise price of $1.06 per share, and vest as to one-third of the options on each of the first three anniversaries of the date of grant. The options will expire on the tenth anniversary of the date of grant.

In August 2020, the Company awarded options to purchase 100,000 shares of Common Stock and 50,000 shares of restricted Common Stock to Mr. Latkin in connection with the renewal of his employment agreement. The options have an exercise price of $4.70 per share and will expire on the tenth anniversary of the date of grant. Both the options and the restricted stock vest as to one-third on July 1, 2021, July 1, 2022, and July 1, 2023.

In November 2020, the Company awarded options to purchase 20,000 shares of Common Stock to Mr. Kaufman in connection with his promotion to Chief Business Officer. The options have an exercise price of $2.31 per share, and vest as to one-third of the options on each of the first three anniversaries of the date of grant. The options will expire on the tenth anniversary of the date of grant.

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

Employment Agreement

Jed A. Latkin. Effective July 27, 2020, Mr. Latkin is employed under an employment agreement that provides for an annual base salary of $490,000. For the calendar year ending December 31, 2020, the CNG Committee determined that the maximum bonus payment to Mr. Latkin would be $367,500.

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

●

Death – All salary, benefits and other payments shall cease at the time of death, provided, however, that the Company shall pay such other benefits required to be paid or provided to Mr. Latkin’s estate under any plan, program, policy, practice, contract, or arrangement in which Mr. Latkin is eligible to receive such payments or benefits from the Company, for 12 months. The Company shall also pay to Mr. Latkin’s estate the value of any accrued but unused PTO and the amount of any accrued but previously unpaid salary through the date of death.

●

Disability – All salary, benefits and other payments shall cease at the time of termination due to disability, provided, however, that the Company shall pay such other benefits required to be paid or provided to Mr. Latkin under any plan, program, policy, practice, contract, or arrangement in which Mr. Latkin is eligible to receive such payments or benefits from the Company, for 12 months. In addition, the Company will pay the balance of Mr. Latkin’s regular salary not replaced by disability insurance coverage for six months following the date of disability. The Company shall also pay to Mr. Latkin the value of any accrued but unused PTO and the amount of any accrued but previously unpaid salary through the date of such termination.

●

Without Cause or by Mr. Latkin for Good Reason – The Company shall pay the value of any accrued but unused PTO, and the amount of all accrued but previously unpaid salary through the date of termination. In addition, the Company will pay a severance equal to base salary in effect at the time of termination during the period of time from the date of termination through the date that is 12 months following termination, plus an additional two months for every fully completed year of employment (the “Severance Period”). The Company will also pay the unpaid bonus, if any, for the year in which the termination occurs, prorated to the date of termination. In addition, certain share options and restricted shares shall vest immediately and the share options shall be exercisable for the Severance Period (but not beyond the original expiration date). The Company will also pay such other benefits required to be paid or provided to Mr. Latkin under any plan, program, policy, practice, contract, or arrangement in which Mr. Latkin is eligible to receive such payments or benefits from the Company, for the duration of the Severance Period.

●

Change in Control – The Company will pay a severance equal to: (1) base salary in effect at the time of termination during the Severance Period; (2) a bonus equal to one year of base salary in effect at the time of termination, plus an additional two months of base salary for every fully completed year of employment and a bonus equal to the maximum allowable bonus in effect at the time of termination, plus an additional two months of prorated bonus for every fully completed year of employment; and (3) the unpaid bonus, if any, for the year in which the termination occurs, prorated to the date of termination. In addition, certain share options and restricted shares shall vest immediately and the share options shall be exercisable for the Severance Period (but not beyond the original expiration date).

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
Malcolm G. Witter

Compensation, Nominating and Governance Committee Interlocks and Insider Participation

The current members of our CNG Committee are: Claudine Bruck, Ph.D. (Chair), Adam D. Cutler, Y. Michael Rice, S. Kathryn Rouan, Ph.D., and Malcolm G. Witter. None of these individuals were at any time during the fiscal year ended December 31, 2020, or at any other time, an officer or employee of the Company.

No director who served on the CNG Committee during 2020 had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director of the Company or member of the CNG Committee during 2020.

Summary Compensation Table

The following table sets forth certain information concerning the annual and long-term compensation of our Named Executive Officers for the last three fiscal years.

Summary Compensation Table for Fiscal 2020

Named Executive Officer	Year	Salary	Stock Awards	(a) Option Awards	(b) Non-Equity Incentive Plan Compensation	(c) All Other Compensation	Total Compensation
Jed A. Latkin	2020	$481,511	$163,450	$321,615	$252,775	$5,700	$1,225,051
Chief Executive Officer,	2019	475,000	—	81,200	178,143	5,600	739,943
Chief Operating Officer and	2018	362,500	—	—	271,875	5,500	639,875
Chief Financial Officer

Joel H. Kaufman	2020	226,042	—	39,600	55,381	5,324	326,347
Chief Business Officer	2019	225,000	—	4,882	39,379	5,600	274,861
	2018	225,000	—	5,176	78,751	4,493	313,420

Michael S. Rosol, Ph.D. (d)	2020	$223,333	$—	$19,118	$54,710	$4,409	$301,570
Chief Medical Officer	2019	205,000	—	6,316	35,879	2,915	250,110
	2018	8,542	—	—	2,949	—	11,491

(a)

Amount represents the aggregate grant date fair value of stock options in accordance with FASB ASC Topic 718. Assumptions made in the valuation of option awards are disclosed in Note 1(e) of the Notes to the Consolidated Financial Statements in this Form 10-K.

(b)

Amount represents the total non-equity incentive plan amounts which have been approved by the Board of Directors as of the date of this filing, and are disclosed for the year in which they were earned (i.e., the year to which the service relates).

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

For 2020, we calculated (i) the annual total compensation of our Chief Executive Officer, (ii) the median of the annual total compensation of all of our employees other than the Chief Executive Officer, and (iii) the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of all other employees, as follows:

●	The annual total compensation of our CEO, as reported in the Summary Compensation Table, was $1,225,051;

●	The median of the annual total compensation of all of our employees, excluding the Chief Executive Officer, was $148,813; and

●	The ratio of the annual total compensation of our CEO to the median of the annual total compensation of all other employees was 8.2 to 1.

In determining the pay ratio information provided above, we first identified our median employee for 2020 by using the following methodology:

●	We selected December 31, 2020 as the date upon which we would identify our median employee, and we compiled a list of all full-time, part-time and temporary employees who were employed on that date.

●	We used base pay as a consistently applied compensation measure to identify our median employee from the employees on the list.

Once our median employee was identified in the manner described above, we calculated the annual total compensation of the median employee using the same methodology that we used to determine the annual total compensation of the CEO, as reported in the Summary Compensation Table.

Post-Employment Compensation

The following table sets forth the expected benefit to be received by our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer in the event of his termination resulting from various scenarios, assuming a termination date of December 31, 2020 and a stock price of $2.15, our closing stock price on December 31, 2020.

Jed A. Latkin

	For Cause	Resignation	Death	Disability	Good Reason or Without Cause	End of Term	Change in Control
Cash payments:
Severance (a)	$—	$—	$—	$—	$816,667	$—	$2,245,833
Accrued bonus (b)	—	—	—	—	252,775	—	252,775
Disability supplement (c)	—	—	—	239,000	—	—	—
Paid time off (d)	9,423	9,423	9,423	9,423	9,423	9,423	9,423
2020 401(k) match (e)	5,700	5,700	5,700	5,700	5,700	5,700	5,700
Continuation of benefits (f)	—	—	549	549	—	—	—
Stock option vesting acceleration (g)	—	—	—	—	109,000	—	109,000
Restricted stock vesting acceleration (h)	—	—	—	—	107,450	—	107,450
Total	$15,123	$15,123	$15,672	$254,672	$1,301,015	$15,123	$2,730,181

(a)	Severance amounts are pursuant to Mr. Latkin’s employment agreement.
(b)	Amount represents accrued but unpaid bonus as of December 31, 2020.
(c)

During the first 6 months of disability, the Company will supplement disability insurance payments to Mr. Latkin to achieve 100% salary replacement. As of December 31, 2020, the Company’s short-term disability insurance policy pays $250 per week for a maximum of 24 weeks.

(d)	Amount represents the value of 40 hours of accrued but unused vacation time as of December 31, 2020.
(e)	Amount represents the value of 6,258 shares of Company stock which was accrued during 2020 as the Company’s 401(k) matching contribution but was unissued as of December 31, 2020.
(f)	Amount represents 12 months of dental insurance premiums at rates in effect at December 31, 2020.
(g)

Pursuant to Mr. Latkin’s employment agreement, all unvested stock options outstanding will vest upon termination without cause or by Mr. Latkin for good reason, or upon a change in control. Amount represents the value of the stock at $2.15, the closing price of the Company’s stock on December 31, 2020, less the exercise price of the options. Amount does not include stock options with an exercise price higher than $2.15, the closing price of the Company’s stock on December 31, 2020.

(h)

Pursuant to Mr. Latkin’s employment agreement, all unvested restricted stock will vest upon termination without cause or by Mr. Latkin for good reason, or upon a change in control. Amount represents the value of the stock at $2.15, the closing price of the Company’s stock on December 31, 2020, less the original purchase price of $0.001 per share.

Tax Consequences

The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, included a number of significant changes to Section 162(m) of the Internal Revenue Code, such as the repeal of the qualified performance-based compensation exemption and the expansion of the definition of “covered employees” (for example, by including the chief financial officer and certain former named executive officers as covered employees). As a result of these changes, except as otherwise provided in the transition relief provisions of the Tax Cuts and Jobs Act, compensation paid to any of our covered employees generally will not be deductible in 2020 or future years, to the extent that it exceeds $1 million.

Grants of Plan-Based Awards

The following table sets forth certain information about plan-based awards that we made to the Named Executive Officers during fiscal 2020. For information about the plans under which these awards were granted, see the discussion under “Short-Term Incentive Compensation” and “Long-Term Incentive Compensation” in the “Compensation Discussion and Analysis” section above.

Grants of Plan-Based Awards Table for Fiscal 2020

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards		Estimated Future Payouts Under Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares	All Other Option Awards: Number of Securities Underlying	Exercise Price of Option	Grant Date Fair Value of Stock and Option
Named Executive Officer	Grant Date	Threshold	Maximum	Threshold	Maximum	of Stock	Options	Awards	Awards
Jed A. Latkin	N/A	$—	$361,107	—	—	—	—	$—	$—	(a)
	2/6/2020	—	—	—	—	—	100,000	1.06	76,472	(b)
	8/14/2020	—	—	—	—	—	100,000	4.70	245,143	(c)
	8/14/2020	—	—	—	—	50,000	—	—	163,450	(d)

Joel H. Kaufman	N/A	$—	79,115	—	—	—	—	$—	$—	(a)
	2/6/2020	—	—	—	—	—	6,000	1.06	4,588	(b)
	11/4/2020	—	—	—	—	—	20,000	2.31	35,012	(b)

Michael S. Rosol, Ph.D.	N/A	$—	$78,157	—	—	—	—	$—	$—	(a)
	2/6/2020	—	—	—	—	—	25,000	1.06	19,118	(b)

(a)

The threshold amount reflects the possibility that no cash bonus awards will be payable. The maximum amount reflects the cash bonus awards payable if the Board of Directors, in its discretion, awards the maximum cash bonus. Any cash bonus awarded related to fiscal 2020 will be pro-rated based on the weighted average amount of base salary during 2020.

(b)	These stock options vest as to one-third of the options on each of the first three anniversaries of the date of grant, and expire on the tenth anniversary of the date of grant.
(c)	These stock options vest as to one-third of the options on July 1, 2021, July 1, 2022 and July 1, 2023, and expire on the tenth anniversary of the date of grant.
(d)	These shares of restricted stock vest as to one-third of the shares on July 1, 2021, July 1, 2022 and July 1, 2023.

Outstanding Equity Awards

The following table presents certain information concerning outstanding equity awards held by the Named Executive Officers as of December 31, 2020.

Outstanding Equity Awards Table at Fiscal 2020 Year-End

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)						Market Value of Shares of	Equity Incentive Plan Awards
Named Executive Officer	Exercisable	Unexercisable	Option Exercise Price	Option Expiration Date	Note	Number of Shares of Stock that Have Not Vested	Stock that Have Not Vested	Number of Unearned Shares	Market Value of Unearned Shares	Note
Jed A. Latkin	2,250	—	$30.00	4/20/2026	(a)	50,000	$107,500			(p)
	1,000	—	$20.00	10/14/2026	(b)
	—	16,667	$13.00	5/4/2027	(c)
	—	16,667	$15.00	5/4/2027	(d)
	—	16,666	$20.00	5/4/2027	(e)
	—	16,667	$3.00	2/7/2029	(f)
	—	16,667	$6.00	2/7/2029	(g)
	—	16,666	$10.00	2/7/2029	(h)
	—	100,000	$1.06	2/6/2030	(i)
	—	100,000	$4.70	8/14/2030	(j)

Joel H. Kaufman	15,000	—	$9.40	10/27/2027	(k)
	800	400	$7.20	2/20/2028	(l)
	800	1600	$3.00	2/7/2029	(m)
	—	6,000	$1.06	2/6/2030	(i)
	—	20,000	$2.31	11/4/2030	(n)

Michael S. Rosol, Ph.D. (h)	6,250	—	$7.60	1/2/2029	(o)
	—	25,000	$1.06	2/6/2030	(i)

(a)	Options were granted April 20, 2016 and vested as to one-sixth on the 20th day of each of the first six months following the date of grant.
(b)	Options were granted October 14, 2016 and vested as to one-half on the 20th day of each of the first two months following the date of grant.
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

(i)	Options were granted February 6, 2020 and vest as to one-third on each of the first three anniversaries of the date of grant.
(j)	Options were granted August 14, 2020 and vest as to one-third on July 1, 2021, July 1, 2022 and July 1, 2023.
(k)	Options were granted October 27, 2017 and vested as to one-third on each of the first three anniversaries of the date of grant.
(l)	Options were granted February 20, 2018 and vest as to one-third on each of the first three anniversaries of the date of grant.
(m)	Options were granted February 7, 2019 and vest as to one-third on each of the first three anniversaries of the date of grant.
(n)	Options were granted November 4, 2020 and vest as to one-third on each of the first three anniversaries of the date of grant.
(o)	Options were granted January 2, 2019 and vested as to one-third on January 2, 2019, July 2, 2019 and January 2, 2020.
(p)	Restricted stock was granted August 14, 2020 and vests as to one-third on July 1, 2021, July 1, 2022 and July 1, 2023.

Options Exercised and Stock Vested

The following table presents, with respect to the Named Executive Officers, certain information about option exercises and restricted stock vested during fiscal 2020.

Options Exercised and Stock Vested Table for Fiscal 2020

	Option Awards		Stock Awards
Named Executive Officer	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting	Note
Jed. A. Latkin	—	$—	—	$—
Joel H. Kaufman	—	$—	—	$—
Michael S. Rosol, Ph.D.	—	$—	—	$—

Compensation of Non-Employee Directors

Each non-employee director received an annual cash retainer of $50,000 during the fiscal year ended December 31, 2020. The Chair of the Company’s Board of Directors received an additional annual retainer of $30,000. Audit and CNG Committee members received an annual retainer of $2,500 for each committee on which they served. The Chair of the Audit Committee received an additional annual retainer of $7,500, and the Chair of the CNG Committee received an additional annual retainer of $5,000 for their services in those capacities during 2020. We also reimbursed non-employee directors for travel expenses for meetings attended during 2020.

Each non-employee director also received 2,500 shares of restricted stock and 2,500 options to purchase stock at $1.06 per share during 2020 as a part of the Company’s annual stock incentive grants, in accordance with the provisions of the Navidea Biopharmaceuticals, Inc. 2014 Stock Incentive Plan. The restricted stock and stock options granted will vest on the first anniversary of the date of grant.

The aggregate number of equity awards outstanding at February 28, 2021 for each Director is set forth in the footnotes to the beneficial ownership table provided in the section entitled “Principal Stockholders.” Directors who are also officers or employees of Navidea do not receive any compensation for their services as directors.

The CNG Committee has noted that the total compensation of our Board of Directors, including cash and equity awards, is between the 25th and 50th percentile for our peer group of companies, while the total compensation of our Board Committee members is less than half of the competitive market rate.

The following table sets forth certain information concerning the compensation of non-employee Directors for the fiscal year ended December 31, 2020.

Name	(a) Fees Earned or Paid in Cash	(b),(c) Option Awards	(d),(e) Stock Awards	All Other Compensation	Total Compensation
Claudine Bruck, Ph.D.	$60,000	$1,883	$2,648	$—	$64,530
Adam D. Cutler	62,500	1,883	2,648	—	67,030
Y. Michael Rice	85,000	1,883	2,648	—	89,530
S. Kathryn Rouan, Ph.D.	52,500	1,883	2,648	—	57,030
Malcolm G. Witter (f)	543	—	—	—	543

(a)

Amount represents fees earned during the fiscal year ended December 31, 2020 (i.e., the year to which the service relates). Quarterly retainers are paid during the quarter following the quarter in which they are earned.

(b)

Amount represents the aggregate grant date fair value in accordance with FASB ASC Topic 718. Assumptions made in the valuation of these awards are disclosed in Note 1(e) of the Notes to the Consolidated Financial Statements in this Form 10-K.

(c)

During the year ended December 31, 2020, the non-employee directors were awarded an aggregate of 10,000 options to purchase Common Stock which vest as to 100% of the shares on the first anniversary of the date of grant. At December 31, 2020, the non-employee directors held an aggregate of 32,500 options to purchase Common Stock. Mr. Rice held 10,000 options, and Dr. Bruck, Mr. Cutler, and Dr. Rouan each held 7,500 options to purchase shares of Common Stock.

(d)

Amount represents the aggregate grant date fair value in accordance with FASB ASC Topic 718. Assumptions made in the valuation of these awards are disclosed in Note 1(e) of the Notes to the Consolidated Financial Statements in this Form 10-K.

(e)

During the year ended December 31, 2020, the non-employee directors were issued an aggregate of 10,000 shares of restricted stock which vest as to 100% of the shares on the first anniversary of the date of grant. At December 31, 2020, the non-employee directors held an aggregate of 10,000 shares of unvested restricted stock. Dr. Bruck, Mr. Cutler, Mr. Rice and Dr. Rouan each held 2,500 shares of unvested restricted stock.

(f)	Mr. Witter was appointed to the Board of Directors effective December 28, 2020 and did not receive a 2020 stock incentive grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2020, concerning shares of our Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Plan Category	(1) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(2) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	(3) Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (1))
Equity compensation plans approved by security holders (a)	549,970	$8.81	958,369
Equity compensation plans not approved by security holders	—	—	—
Total	549,970	$8.81	958,369

(a)

Our stockholders ratified the 2014 Stock Incentive Plan (the “2014 Plan”) at the 2014 Annual Meeting of Stockholders held on July 17, 2014, and amended the 2014 Plan at the 2018 and 2020 Annual Meetings of Stockholders held on August 16, 2018 and September 10, 2020, respectively. The total number of shares available for awards under the 2014 Plan shall not exceed 1,750,000 shares, plus any shares subject to outstanding awards granted under prior plans and that expire or terminate for any reason. Although instruments are still outstanding under the Fourth Amended and Restated 2002 Stock Incentive Plan (the “2002 Plan”), the plan has expired and no new grants may be made from it. The total number of securities to be issued upon exercise of outstanding options includes 519,890 issued under the 2014 Plan and 30,080 issued under the 2002 Plan.

Security Ownership of Principal Stockholders, Directors, Nominees and Executive Officers and Related Stockholder Matters

The following table sets forth, as of February 28, 2021, certain information with respect to the beneficial ownership of shares of our Common Stock by: (i) each person known to us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock, (ii) each director or nominee for director of our Company, (iii) each of the Named Executive Officers (see “Executive Compensation – Summary Compensation Table”), and (iv) our directors and executive officers as a group.

Beneficial Owner	Number of Shares Beneficially Owned (*)		Percent of Class (**)
Claudine Bruck, Ph.D.	17,550	(a)	—	(k)
Adam D. Cutler	15,000	(b)	—	(k)
Joel H. Kaufman	54,093	(c)	—	(k)
Jed A. Latkin	97,589	(d)	—	(k)
Y. Michael Rice	20,000	(e)	—	(k)
Michael S. Rosol, Ph.D.	28,247	(f)	—	(k)
S. Kathryn Rouan, Ph.D.	18,350	(g)	—	(k)
Malcolm G. Witter	10,500	(h)	—	(k)
All directors and executive officers as a group (6 persons)	261,330	(i)(l)	—	(k)
John K. Scott, Jr.	8,057,301	(j)	28.5%

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

(**)	Percent of class is calculated on the basis of the number of shares outstanding on February 28, 2021, plus the number of shares the person has the right to acquire within 60 days of February 28, 2021.
(a)

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

(c)

This amount includes 19,800 shares issuable upon exercise of options which are exercisable within 60 days and 9,648 shares in Mr. Kaufman’s account in the 401(k) Plan, but does not include 49,800 shares issuable upon exercise of options which are not exercisable within 60 days.

(d)

This amount includes 36,584 shares issuable upon exercise of options which are exercisable within 60 days and 10,600 shares in Mr. Latkin’s account in the 401(k) Plan, but does not include 50,000 shares of unvested restricted stock and 366,666 shares issuable upon exercise of options which are not exercisable within 60 days.

(e)

This amount includes 10,000 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 2,500 shares of unvested restricted stock and 2,500 shares issuable upon exercise of options which are not exercisable within 60 days.

(f)

This amount includes 14,584 shares issuable upon exercise of options which are exercisable within 60 days and 6,816 shares in Dr. Rosol’s account in the 401(k) Plan, but does not include 41,666 shares issuable upon exercise of options which are not exercisable within 60 days.

(g)

This amount includes 7,500 shares issuable upon exercise of options which are exercisable within 60 days, but does not include 2,500 shares of unvested restricted stock and 2,500 shares issuable upon exercise of options which are not exercisable within 60 days.

(h)	This amount does not include 2,500 shares of unvested restricted stock and 2,500 shares issuable upon exercise of options which are not exercisable within 60 days.
(i)

This amount includes 103,469 shares issuable upon exercise of options which are exercisable within 60 days, and 27,064 shares held in the 401(k) Plan on behalf of certain officers, but it does not include 62,500 shares of unvested restricted stock and 470,631 shares issuable upon the exercise of options which are not exercisable within 60 days. The Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, Jed A. Latkin, is the trustee of the Navidea Biopharmaceuticals, Inc. 401(k) Plan and may, as such, share investment power over Common Stock held in such plan. Mr. Latkin disclaims any beneficial ownership of shares held by the 401(k) Plan. The 401(k) Plan holds an aggregate total of 75,490 shares of Common Stock.

(j)

The number of shares beneficially owned is based on a Schedule 13D filed by John K. Scott, Jr. with the SEC on December 29, 2020. The address of John K. Scott, Jr. is 30 Blue Heron Drive, Greenwood Village, CO 80121.

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

Dr. Goldberg and Platinum

Dr. Michael Goldberg, our former President and Chief Executive Officer, previously managed a portfolio of funds for Platinum from May 2007 until December 2013. In 2011, he made an initial investment of $1.5 million in PPVA as a passive investor. Dr. Goldberg was not a member of the management of any of the Platinum entities; rather he solely had control over the trading activities of a portfolio of health care investments from funds allocated to him from the Platinum funds. Dr. Goldberg was responsible for all investments made by Platinum in the Company and for the trading in the Company’s securities up until he joined the Company’s Board of Directors in November 2013, at which time he relinquished all control over the trading of the Company’s securities held by all of the Platinum entities. On December 13, 2013, Dr. Goldberg formally separated from Platinum and had no further role in managing their health care portfolio. As part of his separation from Platinum, Dr. Goldberg entered into a settlement agreement, dated March 28, 2014, and amended on June 11, 2015, with PPVA pursuant to which Dr. Goldberg was entitled to receive a beneficial ownership interest in 15% of (1) all securities held by Platinum at the time of his separation from Platinum which included, without limitation, warrants to purchase the Company’s Common Stock, and (2) the drawn amounts from the Platinum debt facility. In furtherance of the foregoing, on October 17, 2016, Platinum transferred warrants to acquire an aggregate of 270,593 shares of our Common Stock to Dr. Goldberg, which warrants were exercised in full by Dr. Goldberg on January 17, 2017 resulting in gross proceeds to the Company of $54,119.

In March 2017, the Company repaid to PPCO an aggregate of approximately $7.7 million in partial satisfaction of the Company’s liabilities, obligations and indebtedness under the Platinum Loan Agreement between the Company and Platinum-Montaur, which were transferred by Platinum-Montaur to PPCO.

In November 2017, Platinum-Montaur commenced an action against the Company in the Supreme Court of the State of New York, County of New York (the “New York Supreme Court”), seeking damages of approximately $1.9 million purportedly due as of March 3, 2017, plus interest accruing thereafter.  The claims asserted were for breach of contract and unjust enrichment in connection with funds received by the Company under the Platinum Loan Agreement.  The action was subsequently removed to the United States District Court for the Southern District of New York.  On October 31, 2018, the District Court granted judgment for Navidea and dismissed all claims in the case.  The District Court stated that Platinum-Montaur had no standing to assert any contractual interest in funds that might be due under the Platinum Loan Agreement.  The District Court also disagreed with Platinum-Montaur’s claim of unjust enrichment on similar grounds and found that Platinum-Montaur lacked any sufficient personal stake to maintain claims against Navidea.  The claims against Navidea were dismissed without prejudice on the grounds of lack of standing to pursue the claims asserted.

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

Goldberg Litigation

In August 2018, Dr. Michael Goldberg resigned from his positions as an executive officer and a director of Navidea. In connection with Dr. Goldberg’s resignation, Navidea and Dr. Goldberg entered into the Goldberg Agreement, with the intent of entering into one or more additional Definitive Agreements, which set forth the terms of the separation from service. Among other things, the Goldberg Agreement provided that Dr. Goldberg would be entitled to 1,175,000 shares of our Common Stock, representing in part payment of accrued bonuses and payment of the balance of the Platinum debt. A portion of the 1,175,000 shares to be issued to Dr. Goldberg would be held in escrow for up to 18 months in order to reimburse Navidea in the event that Navidea is obligated to pay any portion of the Platinum debt to a party other than Dr. Goldberg. Further, the Goldberg Agreement provided that the Company’s subsidiary, MT, would redeem all of Dr. Goldberg’s preferred stock and issue to Dr. Goldberg super voting common stock equal to 5% of the outstanding shares of MT. In November 2018, the Company issued 925,000 shares of our Common Stock to Dr. Goldberg, 250,000 of which were placed in escrow in accordance with the Goldberg Agreement.

On February 11, 2019, Dr. Goldberg represented to the MT Board that he had, without MT Board or shareholder approval, created a subsidiary of MT, transferred all of the assets of MT into the subsidiary, and then issued himself stock in the subsidiary. On February 19, 2019, Navidea notified MT that it was terminating the sublicense in accordance with its terms, effective March 1, 2019, due to MT’s insolvency. On February 20, 2019, the MT Board removed Dr. Goldberg as President and Chief Executive Officer of MT and from any other office of MT to which he may have been appointed or in which he was serving. Dr. Goldberg remains a member of the MT Board, together with Michael Rice and Dr. Claudine Bruck. Mr. Rice and Dr. Bruck remain members of the board of directors of Navidea. The MT Board then appointed Jed A. Latkin to serve as President and Chief Executive Officer of MT. On or about December 18, 2020 the Joint Official Liquidators and Foreign Representatives of Platinum Partners Value Arbitrage Fund L.P. sent a letter to MT directing that Dr. Goldberg be removed from the MT Board.  The MT Board has taken no action in response.

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

In addition, the District Court found Navidea’s breach of fiduciary duty claim against Dr. Goldberg for conduct occurring more than three years prior to the filing of the complaint to be time-barred and that Dr. Goldberg is entitled to an advancement of attorneys’ fees solely with respect to that claim. The parties have briefed the issue to the District Court for resolution on how much in fees Dr. Goldberg is owed under the District Court’s order.

On January 31, 2020, Goldberg filed a motion for leave to amend his complaint to add back in claims for breach of contract, breach of the implied covenant of good faith and fair dealing, quantum meruit and injunctive relief. On April 1, 2020, the District Court denied Dr. Goldberg’s motion for leave to amend in its entirety.

On January 27, 2020, Dr. Goldberg filed a motion seeking additional advancement from Navidea for fees in connection with the New York Action and the Delaware Action. Navidea opposed the motion and the District Court referred the matters to a Magistrate Judge. On July 9, 2020, the Magistrate Judge issued her Report and Recommendation which recommended that: (1) the District Court decline to exercise jurisdiction over Dr. Goldberg’s motion as it pertained to expenses and fees incurred in defense of the Delaware Action; (2) the District Court decline to award any fees to Dr. Goldberg for the breach of fiduciary duty without additional motion practice on the issue; (3) the District Court find that Dr. Goldberg is entitled to advancement of his expenses and fees reasonably incurred in the defense of the remainder of the New York action subject to Dr. Goldberg’s posting of an undertaking; and (4) establish a protocol by which Dr. Goldberg could establish the amounts due for advancement.

On August 24, 2020, in connection with Dr. Goldberg’s motion for advancement, the District Court adopted the Magistrate Judge’s report and recommendation and found that while Dr. Goldberg was not being granted advancement of fees and expenses incurred in connection with either the Delaware Action or the assertion of third-party claims against MT, the Court ruled that Dr. Goldberg was entitled to advancement for the defense of the remaining claims asserted against him by Navidea in the New York action.  The Court adopted a protocol by which additional motion practice will occur to determine the appropriate amount of fees to be advanced. Once that decision is made by the Magistrate Judge, subject to review by the District Court, Navidea will need to advance those fees to Dr. Goldberg conditioned upon Dr. Goldberg agreeing to pay those fees back to Navidea if it is determined that he is not entitled to indemnification.  Dr. Goldberg is also asking the Court to accelerate the timeline by which advancement will occur, is asking the Court to expand the scope of issues to which Dr. Goldberg would be entitled to advancement, and is seeking to hold Navidea in contempt for failing to advance fees to date. The Company has opposed Dr. Goldberg’s requests.

Fact discovery in the New York Action has been completed and the parties and the Court anticipate meeting in the future to address remaining case deadlines.

Delaware Litigation Involving Dr. Goldberg

On February 20, 2019, MT initiated a suit against Dr. Goldberg in the Court of Chancery of the State of Delaware, alleging, among other things, breach of fiduciary duty as a director and officer of MT and conversion, and to obtain a declaratory judgment that the transactions Dr. Goldberg caused MT to effect are void. On June 12, 2019, the Delaware Court found that Dr. Goldberg’s actions were not authorized in compliance with the Delaware General Corporate Law. Specifically, the Delaware Court found that Dr. Goldberg’s creation of a new subsidiary of MT and the purported assignment by Dr. Goldberg of MT’s intellectual property to that subsidiary were void. The Delaware Court’s ruling follows the order on May 23, 2019 in the case, in which it found Dr. Goldberg in contempt of its prior order holding Dr. Goldberg responsible for the payment of MT’s fees and costs to cure the damages caused by Dr. Goldberg’s contempt. MT’s claims for breach of fiduciary duty and conversion against Dr. Goldberg remain pending. As a result of the Delaware Court’s ruling and Navidea’s prior termination of the sublicense between itself and MT, all of the intellectual property related to the Manocept platform is now directly controlled by Navidea. A trial on MT’s claims against Goldberg for breach of fiduciary duty and conversion was held on December 1 through December 3, 2020. The Delaware Court requested post-trial briefing and a post-trial hearing. In addition, Dr. Goldberg filed two additional requests for relief – one seeking to hold MT’s directors in contempt and one seeking to challenge the appointment of certain individuals to the MT board of directors. MT opposed Dr. Goldberg’s filings. The Delaware Court conducted oral argument on all remaining issues on March 16, 2021 and indicated that a written opinion will be forthcoming.

Derivative Action Involving Dr. Goldberg

On July 26, 2019, Dr. Goldberg served shareholder demands on the Boards of Directors of Navidea and MT repeating many of the claims made in the lawsuits described above. On or about November 20, 2019, Dr. Goldberg commenced a derivative action purportedly on behalf of MT in the District Court against Dr. Claudine Bruck, Y. Michael Rice, and Jed Latkin alleging a claim for breach of fiduciary duty based on the actions alleged in the demands. On April 3, 2020, Dr. Goldberg dismissed the derivative action in New York without prejudice, and the Court approved the dismissal. Dr. Goldberg retains the ability to re-file the action in Delaware. Dr. Goldberg has not yet re-filed his derivative complaint. See Notes 9 and 13 to the accompanying consolidated financial statements.

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

Director Independence

Our Board of Directors has adopted the definition of “independence” as described under the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) Section 301, Rule 10A-3 under the Exchange Act and Section 803A of the NYSE American Company Guide. Our Board of Directors has determined that Drs. Bruck and Rouan, and Messrs. Cutler, Rice and Witter, meet the independence requirements.

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed and expected to be billed for professional services rendered by Marcum LLP, primarily related to the audit of the Company’s annual consolidated financial statements for the 2020 fiscal year, the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the 2020 fiscal year, and review of other SEC filings, were $294,251 (including direct engagement expenses).

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

Audit-Related Fees. No fees were billed by Marcum LLP for audit-related services for the 2020 or 2019 fiscal years.

Tax Fees. No fees were billed by Marcum LLP for tax-related services for the 2020 or 2019 fiscal years.

All Other Fees. No fees were billed by Marcum LLP for services other than the audit, audit-related and tax services for the 2020 or 2019 fiscal years.

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

3.1

Amended and Restated Certificate of Incorporation of Navidea Biopharmaceuticals, Inc., as corrected February 18, 1994, and amended June 27, 1994, July 25, 1995, June 3, 1996, March 17, 1999, May 9, 2000, June 13, 2003, July 29, 2004, June 22, 2005, November 20, 2006, December 26, 2007, April 30, 2009, July 27, 2009, August 2, 2010, January 5, 2012, June 26, 2013 and August 18, 2016) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 31, 2017).

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Navidea Biopharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 26, 2019).

3.3

Amended and Restated By-Laws dated July 21, 1993, as amended July 18, 1995, May 30, 1996, July 26, 2007, and November 7, 2013 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2013).

3.4

Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series C Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 12, 2020).

3.5	Certificate of Elimination (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 2, 2020).

3.6

Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series D Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed September 2, 2020).

3.7

Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series E Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 4, 2021).

4.1

Amended and Restated Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series B Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 26, 2013).

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed December 31, 2019).

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed March 18, 2020).

4.4

Registration Rights Agreement, dated December 6, 2019, among Navidea Biopharmaceuticals, Inc. and the stockholders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 11, 2019).

4.5	Form of Underwriter Warrants (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 17, 2019).

4.6

Registration Rights Agreement, dated February 13, 2020, by and between Navidea Biopharmaceuticals, Inc. and John K. Scott, Jr. (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 filed August 25, 2020).

4.7	Form of Indenture (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 filed February 8, 2021).

4.8

Registration Rights Agreement, dated March 2, 2021, by and between Navidea Biopharmaceuticals, Inc. and John K. Scott, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 4, 2021).

10.1

License Agreement, dated December 9, 2011, between AstraZeneca AB and the Company (portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the U.S. Securities and Exchange Commission) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed April 11, 2012).

Exhibit Number	Exhibit Description
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

10.23

Employment Agreement, effective October 1, 2018, by and between Navidea Biopharmaceuticals, Inc. and Jed A. Latkin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 5, 2018).^

10.24

Form of Series OO Underwriter’s Common Stock Purchase Warrant issued to the underwriter’s designees on June 18, 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 17, 2019).

10.25

Navidea Biopharmaceuticals, Inc. 2014 Stock Incentive Plan (as amended and restated on August 16, 2018 and September 10, 2020) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed November 13, 2020).

10.26

Termination Agreement, effective May 11, 2020, among Navidea Biopharmaceuticals, Inc., SpePharm AG, and Norgine BV (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 12, 2020).

10.27

Employment Agreement, effective July 27, 2020, by and between Navidea Biopharmaceuticals, Inc. and Jed A. Latkin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 31, 2020).^

10.28

Amended and Restated Equity Commitment Letter, dated August 14, 2020, by and between Navidea Biopharmaceuticals, Inc. and Mastiff Group, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2020).

10.29

Stock Purchase Agreement and Letter of Investment Intent, dated August 31, 2020, by and between Navidea Biopharmaceuticals, Inc. and Keystone Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 2, 2020).

10.30

Stock Purchase Agreement, dated August 30, 2020, among Navidea Biopharmaceuticals, Inc., Mastiff Group, LLC and John K. Scott, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 2, 2020).

10.31

Stock Purchase Agreement and Letter of Investment Intent, dated March 2, 2021, by and between Navidea Biopharmaceuticals, Inc. and John K. Scott, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 4, 2021).

21.1	Subsidiaries of the registrant.*

23.1	Consent of Marcum LLP.*

24.1	Power of Attorney.*

31.1	Certification of Chief Executive Officer, Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

Exhibit Number	Exhibit Description
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

Dated: March 26, 2021
NAVIDEA BIOPHARMACEUTICALS, INC.
(the Company)

	By:	/s/ Jed A. Latkin
Jed A. Latkin
Chief Executive Officer, Chief Operating Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jed A. Latkin*	Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, Director (principal executive officer, principal financial officer and principal accounting officer)	March 26, 2021
Jed A. Latkin

/s/ Y. Michael Rice*	Chair, Director	March 26, 2021
Y. Michael Rice

/s/ Claudine Bruck*	Director	March 26, 2021
Claudine Bruck, Ph.D.

/s/ Adam D. Cutler*	Director	March 26, 2021
Adam D. Cutler

/s/ S. Kathryn Rouan*	Director	March 26, 2021
S. Kathryn Rouan, Ph.D.

/s/ Malcolm G. Witter	Director	March 26, 2021
Malcolm G. Witter

*By:	/s/ Jed A. Latkin
Jed A. Latkin, Attorney-in-fact

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

NAVIDEA BIOPHARMACEUTICALS, INC.

FORM 10-K ANNUAL REPORT

As of December 31, 2020 and 2019

and for Each of the

Two Years in the Period Ended

December 31, 2020

FINANCIAL STATEMENTS

NAVIDEA BIOPHARMACEUTICALS, INC. and SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Navidea Biopharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Navidea Biopharmaceuticals, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Commitments and Contingencies – Refer to Note 13 to the financial statements

The Company is subject to legal proceedings and claims that arise in the normal course of business.  The Company accrues for contingent liabilities when management determines it is probable that a liability has been incurred and the amount can be reasonably estimated. This determination requires significant judgment by management.  As of the date of the filing of these financial statements, the Company is involved in separate matters of open litigation with Capital Royalty Partners II L.P., Platinum-Montaur Life Sciences LLC, and its former President and Chief Executive Officer, Dr. Michael Goldberg.

In assessing whether the Company should accrue a liability in its financial statements as a result of the lawsuits, the Company considered various factors, including the legal and factual circumstances of the cases, the trial records and post-trial rulings of the applicable courts and appellate courts, the current status of the proceedings, applicable law and the views of legal counsel.  The Company has concluded that a loss from these cases are not probable and reasonably estimable and, therefore, a liability, outside of legally obligated legal fees of approximately $66,000, has not been recorded with respect to these cases as of December 31, 2020.  While the Company believes that the ultimate resolution of these matters will not have a material impact on the Company's financial statements, the outcome of litigation is inherently uncertain and the final resolution of these matters may result in expense to the Company in excess of management's expectations.

We identified this potential contingent liability and disclosure related to the ongoing litigation involving the Company as a critical audit matter because evaluating the likelihood of potential outcomes of the litigation involves significant judgment by management.  This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the Company’s assertion that a loss from litigation is not probable and reasonably estimable as of December 31, 2020.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the potential contingent liability and disclosure of the open litigation included the following, among others:

●	We obtained and reviewed documents related to management’s review of the legal cases and approval of the accounting treatment based on the most recent facts and circumstances related to the cases.
●

We held discussions with and obtained and evaluated legal confirmation from the Company’s external counsel regarding the facts of the cases to understand the basis for management’s conclusion on each open case at December 31, 2020, and to evaluate if contradictory evidence existed.

●

We evaluated the accuracy and completeness of the Company’s disclosures in the December 31, 2020 financial statements by comparing the disclosures to the Company’s internal analysis of the cases, known facts of the cases based on the various court rulings, and the attorney confirmations we obtained.

/s/ Marcum llp

We have served as the Company’s auditor since 2016.

New Haven, CT

March 26, 2021

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,670,495	$1,047,159
Stock subscriptions and other receivables	2,987,319	901,339
Inventory	169,798	—
Prepaid expenses and other	700,716	967,285
Total current assets	6,528,328	2,915,783
Property and equipment	845,379	1,207,537
Less accumulated depreciation and amortization	713,217	1,177,327
Property and equipment, net	132,162	30,210
Right-of-use lease assets	458,280	404,594
Less accumulated amortization	208,185	122,906
Right-of-use lease assets, net	250,095	281,688
License agreements, patents and trademarks	747,863	478,672
Less accumulated amortization	127,622	93,259
License agreements, patents and trademarks, net	620,241	385,413
Other assets	227,192	537,812
Total assets	$7,758,018	$4,150,906
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,161,717	$1,112,069
Accrued liabilities and other	2,512,994	2,150,974
Notes payable	745,443	305,955
Lease liabilities, current	294,951	250,553
Total current liabilities	4,715,105	3,819,551
Lease liabilities	296,006	512,344
Deferred revenue	700,000	700,000
Total liabilities	5,711,111	5,031,895
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding as of December 31, 2020 and 2019, respectively	—	—
Series D preferred stock subscribed; $.001 par value, 103,000 and 0 shares subscribed as of December 31, 2020 and 2019, respectively	132	—
Series D preferred stock subscriptions receivable	(10,300,000)	—
Common stock; $.001 par value; 300,000,000 shares authorized; 27,149,691 and 19,234,960 shares issued and outstanding as of December 31, 2020 and 2019, respectively	218,146	210,232
Common stock subscribed; $.001 par value, 995,000 and 902,162 shares subscribed as of December 31, 2020 and 2019, respectively	995	902
Common stock subscriptions receivable	(4,975,000)	—
Additional paid-in capital	375,428,014	345,847,676
Accumulated deficit	(359,056,683)	(347,671,102)
Total Navidea stockholders' equity (deficit)	1,315,604	(1,612,292)
Noncontrolling interest	731,303	731,303
Total stockholders’ equity (deficit)	2,046,907	(880,989)
Total liabilities and stockholders’ equity (deficit)	$7,758,018	$4,150,906

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2020	2019
Revenue:
Royalty revenue	$7,995	$16,665
License revenue	110,730	9,953
Grant and other revenue	796,288	631,208
Total revenue	915,013	657,826
Cost of revenue	1,048	6,667
Gross profit	913,965	651,159
Operating expenses:
Research and development	4,930,187	5,338,267
Selling, general and administrative	6,694,959	6,275,409
Total operating expenses	11,625,146	11,613,676
Loss from operations	(10,711,181)	(10,962,517)
Other income (expense):
Interest income, net	11,344	25,288
Other expense, net	(21,854)	(7,613)
Total other (expense) income, net	(10,510)	17,675
Loss before income taxes	(10,721,691)	(10,944,842)
Provision for income taxes	—	(707)
Loss from continuing operations	(10,721,691)	(10,945,549)
Loss from discontinued operations, net of tax effect	—	(2,665)
Net loss	(10,721,691)	(10,948,214)
Income attributable to noncontrolling interest	—	(17)
Deemed dividend on Series C and Series D Preferred Stock beneficial conversion feature	(663,889)	—
Net loss attributable to common stockholders	$(11,385,580)	$(10,948,197)
Loss per common share (basic and diluted):
Continuing operations	$(0.48)	$(0.76)
Attributable to common stockholders	$(0.48)	$(0.76)
Weighted average shares outstanding (basic and diluted)	23,896,001	14,393,360

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

	Years Ended December 31,
	2020	2019
Net loss	$(10,721,691)	$(10,948,214)
Unrealized gain on available-for-sale securities	—	730
Comprehensive loss	$(10,721,691)	$(10,947,484)

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Common Stock Subscribed		Additional Paid-In	Accumulated	Accumulated Other Compre- hensive	Non- controlling	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
Balance, December 31, 2018	10,019,535	$200,391	—	—	$338,265,383	$(336,722,905)	$(730)	$668,321	$2,410,460
Issued restricted stock	15,000	300	—	—	—	—	—	—	300
Issued stock pursuant to private placements	1,173,411	1,513	—	—	1,088,487	—	—	—	1,090,000
Adjustments related to reverse stock split	(1,114)	—	—	—	(3,385)	—	—	—	(3,385)
Issued stock to 401(k) plan	8,128	8	—	—	19,580	—	—	—	19,588
Issued stock pursuant to public offering, net of offering costs of $841,559	8,000,000	8,000	—	—	5,158,441	—	—	—	5,166,441
Value of warrants issued in connection with public offering	—	—	—	—	261,288	—	—	—	261,288
Issued stock in payment of services	20,000	20	—	—	14,780	—	—	—	14,800
Stock subscribed in connection with private placement	—	—	902,162	902	811,044	—	—	—	811,946
Change in estimated fair value of MT warrants	—	—	—	—	—	—	—	63,000	63,000
Stock compensation expense	—	—	—	—	232,058	—	—	—	232,058
Comprehensive loss:
Net loss	—	—	—	—	—	(10,948,197)	—	(17)	(10,948,214)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	730	—	730
Total comprehensive loss	—	—	—	—	—	—	—	—	(10,947,484)
Balance, December 31, 2019	19,234,960	$210,232	902,162	$902	$345,847,676	$(347,671,102)	$—	$731,303	$(880,989)

(continued)

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit) (continued)

	Preferred Stock		Preferred Stock Subscribed		Preferred Stock	Common Stock Issued		Common Stock Subscribed		Common Stock	Additional		Non-
					Subscriptions					Subscriptions	Paid-In	Accumulated	controlling
	Shares	Amount	Shares	Amount	Receivable	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Total
Balance, January 1, 2020	-	$-	-	$-	$-	19,234,960	$210,232	902,162	$902	$-	$345,847,676	$(347,671,102)	$731,303	$(880,989)
Issued stock in payment of services	-	-	-	-	-	23,810	24	-	-	-	70,177	-	-	70,201
Issued stock in payment of employee bonuses	-	-	-	-	-	94,159	94	-	-	-	171,428	-	-	171,522
Issued stock pursuant to private placements, net of issuance costs	-	-	-	-	-	3,280,691	3,281	(902,162)	(902)	-	(320)	-	-	2,059
Issued stock pursuant to registered direct offerings, net of issuance costs	-	-	-	-	-	1,647,059	1,647	-	-	-	1,248,353	-	-	1,250,000
Issued restricted stock	-	-	-	-	-	60,000	60	-	-	-	-	-	-	60
Issued stock to 401(k) plan	-	-	-	-	-	32,651	33	-	-	-	39,801	-	-	39,834
Issued stock upon exercise of warrants	-	-	-	-	-	300,595	300	-	-	-	(300)	-	-	-
Issued Series C Preferred Stock, net of issuance costs	420,000	420	-	-	-	-	-	-	-	-	4,162,758	-	-	4,163,178
Deemed dividend on Series C Preferred Stock	-	-	-	-	-	-	-	-	-	-	466,667	(466,667)	-	-
Issued stock upon conversion of Series C Preferred Stock	(420,000)	(420)	-	-	-	1,425,076	1,425	-	-	-	(1,005)	-	-	-
Issued stock in payment of Series C Preferred Stock fees	-	-	-	-	-	14,205	14	-	-	-	(14)	-	-	-
Issued stock pursuant to Jubilant MOU	-	-	-	-	-	209,205	209	-	-	-	999,791	-	-	1,000,000
Issued Series D Preferred Stock, net of issuance costs	17,750	18	-	-	-	-	-	-	-	-	132,089	-	-	132,107
Deemed dividend on Series D Preferred Stock	-	-	-	-	-	-	-	-	-	-	197,223	(197,223)	-	-
Issued stock upon conversion of Series D Preferred Stock	(17,750)	(18)	-	-	-	827,280	827	-	-	-	(809)	-	-	-
Stock subscribed in connection with Series D Preferred Stock	-	-	132,250	132	(10,300,000)	-	-	-	-	-	14,849,851	-	-	4,549,983
Stock subscribed in connection with private placement	-	-	-	-	-	-	-	995,000	995	(4,975,000)	7,014,126	-	-	2,040,121
Stock compensation expense	-	-	-	-	-	-	-	-	-	-	230,522	-	-	230,522
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	-	-	-	(10,721,691)	-	(10,721,691)
Total comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(10,721,691)
Balance, December 31, 2020	-	$-	132,250	$132	$(10,300,000)	27,149,691	$218,146	995,000	$995	$(4,975,000)	$375,428,014	$(359,056,683)	$731,303	$2,046,907

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(10,721,691)	$(10,948,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	33,929	103,165
Amortization of license agreements, patents and trademarks	36,464	41,347
Non-cash lease expense	120,186
Loss on disposal and abandonment of patents and equipment	5,654	60,104
Stock compensation expense	230,521	232,058
Value of stock issued in payment of employee bonuses	171,522	—
Value of stock issued in payment for services	70,201	14,800
Value of stock issued to 401(k) plan for employer matching contributions	39,834	19,588
Changes in operating assets and liabilities:
Stock subscriptions and other receivables	839,020	(68,242)
Inventory	(169,798)	—
Prepaid expenses and other assets	1,019,230	696,718
Accounts payable	49,648	687,351
Accrued and other liabilities	348,410	(195,989)
Lease liabilities	(260,532)
Deferred revenue	13,609	2,584
Net cash used in operating activities	(8,173,793)	(9,354,730)
Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	—	400,000
Maturities of available-for-sale securities	—	400,000
(Payments for purchases) proceeds from disposal of equipment	(135,881)	27,125
Proceeds from sales of equipment	1,042	—
Patent and trademark costs	(277,989)	(56,700)
Net cash (used in) provided by investing activities	(412,828)	770,425
Cash flows from financing activities:
Proceeds from issuance of preferred stock	5,975,000	—
Payment of preferred stock issuance costs	(55,050)	—
Proceeds from issuance of common stock	4,442,560	7,086,915
Payment of common stock issuance costs	(150,000)	(572,271)
Proceeds from note payable	366,000	—
Principal payments on notes payable	(368,553)	(359,061)
Net cash provided by financing activities	10,209,957	6,155,583
Net increase (decrease) in cash and cash equivalents	1,623,336	(2,428,722)
Cash and cash equivalents, beginning of period	1,047,159	3,475,881
Cash and cash equivalents, end of period	$2,670,495	$1,047,159

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

In July 2011, we established a British business unit, Navidea Biopharmaceuticals Limited (“Navidea UK”), to address European and international development and commercialization needs for our technologies, including Tc99m tilmanocept. Navidea owns 100% of the outstanding shares of Navidea UK.

In January 2015, Macrophage Therapeutics, Inc. (“MT”) was formed specifically to explore immuno-therapeutic applications for the Manocept platform. Navidea owns 99.9% of the outstanding shares of MT.

In June 2020, in anticipation of the United Kingdom’s separation from the European Union (“Brexit”), we established an Irish entity, Navidea Biopharmaceuticals Europe Limited (“Navidea Europe”). Following Brexit, Navidea Europe allows us to continue to develop and commercialize our technologies within the European Union (“EU”) as well as internationally. Navidea owns 100% of the outstanding shares of Navidea Europe.

On April 26, 2019, the Company effected a one-for-twenty reverse stock split of its issued and outstanding shares of its common stock, par value $.001 per share (“Common Stock”). As a result of the reverse split, each twenty pre-split shares of Common Stock outstanding automatically combined into one new share of Common Stock. The number of outstanding shares of Common Stock was reduced from approximately 201.0 million to approximately 10.1 million shares. The authorized number of shares of Common Stock was not reduced and remains at 300.0 million. The par value of the Company’s Common Stock remained unchanged at $0.001 per share after the reverse split. Our consolidated balance sheets, statements of operations, statements of stockholders’ equity (deficit), and accompanying notes to the financial statements have been restated, as required, for all periods presented to reflect the reverse stock split as if it had occurred on January 1, 2019. Our consolidated statements of cash flows were not impacted by the reverse stock split.

b.

Principles of Consolidation: Our consolidated financial statements include the accounts of Navidea and our wholly-owned subsidiaries, Navidea Europe and Navidea UK, as well as those of our majority-owned subsidiary, MT. All significant inter-company accounts were eliminated in consolidation.

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

(2)

Notes payable:  The carrying value of our debt as of December 31, 2020 and 2019 primarily consisted of the face amount of the notes plus accrued interest. As of December 31, 2020 and 2019, the fair value of our notes payable was approximately $745,000 and $306,000, respectively, both amounts equal to the carrying value of the notes payable. See Note 11.

(3)

Warrants:  In June 2019, in connection with an underwriting agreement (the “Underwriting Agreement”) between the Company and H.C. Wainwright & Co., LLC (the “Underwriter”) related to a public offering, the Company issued to the Underwriter warrants to purchase 600,000 shares of Common Stock, representing 7.5% of the aggregate number of shares of Common Stock sold in the offering (the “Series OO Warrants”). The Series OO Warrants had an estimated fair value of $261,000 at the date of issuance, which was recorded in additional paid-in capital as a reduction of the gross proceeds raised in the public offering. The assumptions used to calculate fair value of the Series OO Warrants included volatility of 88.6%, a risk-free rate of 1.8% and expected dividends of $0. See Note 14(b).

e.

Stock-Based Compensation: As of December 31, 2020, we had instruments outstanding under two stock-based compensation plans; the Fourth Amended and Restated 2002 Stock Incentive Plan (the “2002 Plan”) and the Amended and Restated 2014 Stock Incentive Plan (the “2014 Plan”). Currently, under the 2014 Plan, we may grant incentive stock options, nonqualified stock options, and restricted stock awards to full-time employees and directors, and nonqualified stock options and restricted stock awards may be granted to our consultants and agents. Total shares authorized under the 2014 Plan is 1,750,000 shares. Although instruments are still outstanding under the 2002 Plan, the plan has expired and no new grants may be made from it. Under both plans, the exercise price of each option is greater than or equal to the closing market price of our Common Stock on the date of the grant.

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

Expected volatilities are based on the Company’s historical volatility, which management believes represents the most accurate basis for estimating expected future volatility under the current circumstances. Navidea uses historical data to estimate forfeiture rates. The expected term of stock options granted is based on the vesting period and the contractual life of the options. The risk-free rate is based on the U.S. Treasury yield in effect at the time of the grant. The assumptions used to calculate the fair value of stock option awards granted during the years ended December 31, 2020 and 2019 are noted in the following table:

	2020			2019
Expected volatility	86%	-	102%	76%	-	93%
Weighted-average volatility		92%			86%
Expected forfeiture rate	7.0%	-	10.5%	15.1%	-	15.5%
Expected term (in years)	5.5	-	6.0	3.5	-	6.0
Risk-free rate	0.4%	-	1.5%	2.4%	-	2.5%
Expected dividends		—			—

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

g.

Stock Subscriptions and Other Receivables: Stock subscriptions and other receivables are recorded net of an allowance for doubtful accounts. We estimate an allowance for doubtful accounts based on a review and assessment of specific accounts and other receivables and write off accounts against the allowance account when deemed uncollectible. See Note 6.

h.

Inventory: All components of inventory are valued at the lower of cost (first-in, first-out) or net realizable value. We adjust inventory to net realizable value when the net realizable value is lower than the carrying cost of the inventory. Net realizable value is determined based on estimated sales activity and margins. We estimate a reserve for obsolete inventory based on management’s judgment of probably future commercial use, which is based on an analysis of current inventory levels, estimated future sales and production rates, and estimated shelf lives. See Note 7.

i.

Property and Equipment: Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is generally computed using the straight-line method over the estimated useful lives of the depreciable assets. Amortization related to leasehold improvements is recognized over the shorter of the estimated useful life of the leasehold improvement or the term of the lease. Maintenance and repairs are charged to expense as incurred, while renewals and improvements are capitalized. See Note 8.

j.

Intangible Assets: Intangible assets consist primarily of license agreements, and patent and trademark costs. Intangible assets are stated at cost, less accumulated amortization. License agreements and patent costs are amortized using the straight-line method over the estimated useful lives of the license agreements and patents of approximately 5 to 15 years. Patent application costs are deferred pending the outcome of patent applications. Costs associated with unsuccessful patent applications and abandoned intellectual property are expensed when determined to have no recoverable value. We evaluate the potential alternative uses of all intangible assets, as well as the recoverability of the carrying values of intangible assets, on a recurring basis. During 2020 and 2019, we capitalized patent and trademark costs of $278,000 and $57,000, respectively. During 2020 and 2019, we abandoned patents with previously-capitalized patent costs of $9,000 and $58,000, respectively.

k.

Impairment or Disposal of Long-Lived Assets: Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment was recognized during the years ended December 31, 2020 or 2019. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

n.

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

o.

Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to the uncertainty surrounding the realization of the deferred tax assets in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance as of December 31, 2020 and 2019.

Current accounting standards include guidance on the accounting for uncertainty in income taxes recognized in the financial statements. Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility. As a result, no liability for uncertain tax positions was recorded as of December 31, 2020 or 2019 and we do not expect any significant changes in the next twelve months. Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense. As of December 31, 2020, tax years 2017-2020 remained subject to examination by federal and state tax authorities. See Note 15.

p.

Series C and Series D Convertible Preferred Stock: The Company evaluated the provisions of the Series C and Series D Preferred Stock under Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, ASC 815, Derivatives and Hedging, ASC 470, Debt, and Accounting Series Release (“ASR”) 268, Presentation in Financial Statements of “Redeemable Preferred Stocks.” Based on this evaluation, the Company determined that neither the Series C nor Series D Preferred Stock is a mandatorily redeemable financial instrument and any obligation to issue a variable number of shares of Common Stock is not unconditional. Accordingly, the Series C and Series D Preferred Stock should be classified as equity. Neither the embedded conversion option nor the embedded call option meet the criteria to be separated from the Series C or Series D Preferred stock and thus these features should not be bifurcated and accounted for as derivatives. Additionally, both the Series C and Series D Preferred Stock contain a beneficial conversion feature (“BCF”) that results in an increase to additional paid-in capital and a discount on the Series C and Series D Preferred Stock. The discount on the Series C and Series D Preferred Stock is considered to be fully amortized at the date of issuance because the Series C and Series D Preferred Stock are immediately convertible. This results in a deemed dividend at the date of issuance for the amount of the BCF. Finally, the Company determined that the conversion features of the Series D Preferred Stock cannot result in the Company being required to redeem a portion of the shares converted, thus the Series D Preferred Stock should not be classified in mezzanine equity. See Note 14.

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

The adoption of ASU 2016-02 resulted in the recognition of operating lease right-of-use assets and related lease liabilities of approximately $407,000 on the consolidated balance sheet as of January 1, 2019 related to our leases that were previously classified as operating leases, primarily for office space. The adoption of ASU 2016-02 did not materially impact our operating results or liquidity. Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included in Note 12.

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

r.

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

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 was issued to reduce the complexity associated with accounting for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock and improves the disclosures for convertible instruments and related earnings-per-share (“EPS”) guidance. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related EPS guidance. ASU 2020-06 is effective for public business entities except smaller reporting companies for annual and interim reporting periods beginning after December 15, 2021, and for annual and interim reporting periods beginning after December 15, 2023 for all other entities. Early adoption is permitted, but the guidance must be adopted as of the beginning of a fiscal year. We are currently evaluating the impact of potential early adoption of ASU 2020-06 on our consolidated financial statements.

2.	Liquidity

The Company has been engaged in litigation with Platinum-Montaur Life Sciences LLC (“Platinum-Montaur”), an affiliate of Platinum Management (NY) LLC, Platinum Partners Value Arbitrage Fund L.P., Platinum Partners Capital Opportunity Fund, Platinum Partners Liquid Opportunity Master Fund L.P., Platinum Liquid Opportunity Management (NY) LLC, and Montsant Partners LLC (collectively, “Platinum”), in which Platinum-Montaur was seeking damages of approximately $1.9 million plus interest.  See Note 13.

In addition, the Company is engaged in ongoing litigation with our former President and Chief Executive Officer, Dr. Michael Goldberg. See Notes 9 and 13.

The Company has also been engaged in ongoing litigation with Capital Royalty Partners II L.P. (“CRG”) and pursuing recovery of approximately $4.3 million and other damages. On November 27, 2019, the Court of Common Pleas of Franklin County, Ohio (the “Ohio Court”) entered a judgment in the amount of $4.3 million to Navidea, plus statutory interest from April 9, 2018 (the “CRG Judgment”). On March 16, 2021, Ohio’s 10th District Court of Appeals issued a decision which reversed the Ohio Court’s November 27, 2019 ruling that CRG breached the Global Settlement Agreement dated March 3, 2017 and its award of $4.3 million plus statutory interest to Navidea. The Ohio Court of Appeals held that the Ohio Court did not have jurisdiction to adjudicate Navidea’s claims and therefore did not rule on the factual merits of Navidea’s claims regarding CRG’s recovery in excess of the contractually agreed maximum amount. Navidea is currently evaluating its options in response to the Ohio Court of Appeals’ decision, including whether to appeal the Ohio Court of Appeals’ decision to the Ohio Supreme Court.  See Note 13.

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

In February 2020, the Company executed agreements with two existing investors to purchase approximately 4.0 million shares of the Company’s Common Stock for aggregate gross proceeds to Navidea of approximately $3.4 million. The entire $3.4 million was received during the first three quarters of 2020. See Note 14.

On May 6, 2020, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent with Keystone Capital Partners, LLC (“Keystone”) pursuant to which the Company agreed to issue to Keystone 420,000 shares of newly-designated Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”) for an aggregate purchase price of $4.2 million. The entire $4.2 million was received and the related Series C Preferred Stock was issued during the second and third quarters of 2020. The Series C Preferred Stock was guaranteed by a portion of the proceeds of the CRG Judgment. See Note 14.

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

The execution of the ELDA is subject to certain conditions, including negotiation of a definitive agreement in mutually acceptable form and Jubilant’s completion of its due diligence. See Note 14.

On August 30, 2020, the Company entered into a Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with each of the investors named therein (the “Investors”), pursuant to which the Investors agreed to purchase from the Company, up to $25.0 million in shares of the Company’s common stock, par value $0.001 per share (“Common Stock”). As of the date of filing of this Annual Report on Form 10-K, $25,000 has been received under the Common Stock Purchase Agreement. See Note 14.

On August 31, 2020, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent (the “Series D Preferred Stock Purchase Agreement”) with Keystone pursuant to which the Company agreed to issue to Keystone 150,000 shares of newly-designated Series D Redeemable Convertible Preferred Stock (the “Series D Preferred Stock”) for an aggregate purchase price of $15.0 million. Pursuant to the Series D Preferred Stock Purchase Agreement, Keystone will purchase Series D Preferred Stock in amounts to be determined by Keystone in one or more closings. The Series D Preferred Stock will be convertible into a maximum of 5,147,000 shares of Common Stock. As of the date of filing of this Annual Report on Form 10-K, $4.7 million has been received under the Series D Preferred Stock Purchase Agreement. See Notes 14 and 20(a).

On March 2, 2021, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent with an existing accredited investor, John K. Scott, Jr. pursuant to which the Company issued to Mr. Scott in a private placement transaction 50,000 shares of newly-designated Series E Redeemable Convertible Preferred Stock (the “Series E Preferred Stock”) for an aggregate purchase price of $5.0 million. The Series E Preferred Stock will be convertible into a maximum of 2,173,913 shares of Common Stock. See Note 20(b).

Navidea intends to use the net proceeds from these transactions to fund its research and development programs, including continued advancement of its two Phase 2b and Phase 3 clinical trials of Tc99m tilmanocept in patients with rheumatoid arthritis, and for general working capital purposes and other operating expenses.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. Among the provisions contained in the CARES Act was the creation of the Payroll Protection Program (“PPP”) that provides for Small Business Administration (“SBA”) Section 7(a) loans for qualified small businesses. PPP loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt.  On May 18, 2020, Fifth Third Bank (the “Lender”) funded a loan to the Company in the amount of $366,000 under the SBA’s PPP (the “PPP Loan”). In accordance with the loan forgiveness requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs, rent and utilities. On February 23, 2021, the Lender notified the Company that the entire PPP Loan amount of $366,000 has been forgiven. See Note 11.

During the ongoing COVID-19 global pandemic, the Company’s primary focus is the safety of its employees, the employees of its clinical trial sites, and the patients enrolled in its clinical trials. The Company is working to mitigate any safety risk along with any long-term impact on its clinical development programs. Overall, we do not believe there has been an appreciable impact to the Company’s clinical development and regulatory timelines resulting from COVID-19. However, the COVID-19 outbreak has delayed enrollment in our NAV3-32 clinical study in the United Kingdom due to national COVID-19-related shutdowns. In addition, the funding from the February 2020 transactions described above was received on a delayed basis during the second and third quarters of 2020, due in part to the COVID-19 pandemic and its devastating impact on global financial markets.

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

Navidea is focused on the development and commercialization of precision immunodiagnostic agents and immunotherapeutics. We manage our business based on two primary types of drug products: (i) diagnostic substances, including Tc99m tilmanocept and other diagnostic applications of our Manocept platform, and (ii) therapeutic development programs, including all therapeutic applications of our Manocept platform. Tc99m tilmanocept, which the Company has a license to distribute outside of Canada, Mexico and the United States, is the only one of the Company’s drug product candidates that has been approved for sale in any market. The Company has license and distribution agreements in place in India and China, however Tc99 tilmanocept has only been approved for sale in Europe and Australia. On May 11, 2020, the Company terminated its license and distribution agreement in Europe and Australia.

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

When estimating a contract’s transaction price, the Company considers all the information (historical, current, and forecasted) that is reasonably available to it and identifies possible consideration amounts. Most of the Company’s contracts with customers include both fixed and variable components of the transaction price. Under those contracts, some or all of the consideration for satisfied performance obligations is contingent on events over which the Company has no direct influence. For example, regulatory approval or product sales volume milestones are contingent upon the achievement of those milestones by the distributor. Additionally, the prices charged to end users of Tc99m tilmanocept, upon which royalty payments are based in India and China, are set by the distributor in each of those countries.

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

Royalties are estimated based on the expected value method because they are based on a variable amount of sales representing a range of possible outcomes. However, when taking into account the constraint on variable consideration, the estimate of future royalties included in the transaction price is generally $0. This conclusion is based on the fact that Tc99m tilmanocept is early in the commercial launch process in Europe and Australia, and sales have not yet begun in India or China, therefore there is currently no basis for estimating whether, to what degree, or the rate at which the product will be accepted and utilized in these markets. Similarly, we currently have no basis for estimating whether sales-based milestones will ever be achieved. Accordingly, the Company recognizes revenue from royalties when the related sales occur and from sales-based milestones when they are achieved.

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

During the years ended December 31, 2020 and 2019, the Company recognized revenue from contracts with customers of approximately $119,000 and $38,000, respectively. During the years ended December 31, 2020 and 2019, the Company did not recognize any related impairment losses, nor did the Company recognize any revenue from performance obligations associated with long-term contracts that were satisfied (or partially satisfied) in previous periods.

The following table disaggregates the Company’s revenue from contracts with customers for the years ended December 31, 2020 and 2019.

	Years Ended December 31,
	2020	2019
Royalty revenue:
Tc99m tilmanocept - Europe	$7,995	$16,665

License revenue:
Tc99m tilmanocept - Europe	$110,730	$—
NAV4694	—	9,953
Total license revenue	$110,730	$9,953

Other revenue:
Additional stability studies	$—	$11,024

The following economic factors affect the nature, amount, timing and uncertainty of the Company’s revenue and cash flows as indicated:

Geographical Location of Customers: Drug pricing models vary among different markets, which in turn may affect the royalty rates and milestones we are able to negotiate with our distributors in those markets. Royalty rates and milestone payments vary by contract but may be based in part on the potential market size in each territory. In the case of Tc99m tilmanocept, royalty rates for Europe were lower than rates in India but higher than in China.

Status of Regulatory Approval: The majority of revenue from contracts with customers will generally be recognized after the product is approved for sale in each market. Each Tc99m tilmanocept customer operates in its own distinct regulatory environment, and the laws and pathways to drug product approval vary by market. Tc99m tilmanocept has been approved for sale in Europe, thus the Company recognized royalties from sales in Europe. Tc99m tilmanocept has not yet been approved for sale in India or China, and may never achieve approval in those markets. The regulatory pathways and timelines in those markets will impact whether and when the Company recognizes the related royalties and milestones. Similarly, NAV4694 has not yet been approved for sale in any market, thus the timing of any revenue related to that product will be dependent on the regulatory pathways and timelines in each market in which Meilleur seeks regulatory approval.

Through December 31, 2020, the Company has not capitalized any contract-related costs as contract assets.

The following table summarizes the changes in contract liabilities, the current portion of which is included in accrued liabilities and other in the consolidated balance sheets, during the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
Total deferred revenue, beginning of period	$700,000	$711,024
Revenue deferred related to sublicense	160,000	495,000
Refund of deferred revenue related to sublicense	(160,000)	(495,000)
Revenue recognized from satisfaction of performance obligations	—	(11,024)
Total deferred revenue, end of period	$700,000	$700,000

The Company had license revenue receivable of approximately $59,000 and $0 outstanding as of December 31, 2020 and 2019, respectively.

In addition to revenue from contracts from customers, we also generate revenue from National Institutes of Health (“NIH”) grants to support various product development initiatives. The revenue recognition standard applies to revenue from contracts with customers. A customer is defined as a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ongoing major or central operations in exchange for consideration. The Company’s ongoing major or central operations consist of the development and commercialization of precision immunodiagnostic agents and immunotherapeutics. The NIH and its various institutes are responsible for biomedical and public health research and provide major biomedical research funding to non-NIH research facilities and entities such as Navidea. While the Company will directly benefit from any knowledge gained from the project, there is also a public health benefit provided, which justifies the use of public funds in the form of the grants. Based on the nature of the Company’s operations and the terms of the grant awards, Navidea does not have a vendor-customer relationship with the NIH and the grant awards are outside the scope of the revenue recognition standard. Accordingly, the revenue recognition standard need not be applied to the NIH grants. During the years ended December 31, 2020 and 2019, the Company recognized grant revenue of $696,000 and $611,000, respectively.

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

Pursuant to the Termination Agreement, the parties agreed that neither owed the other any payments due under the License Agreement as of the Termination Date and that, among other things, SpePharm will no longer have any right in, nor claim to, any intellectual property owned by the Company or its affiliates anywhere in the world. SpePharm also agreed to perform certain wind-down activities (the “Wind-Down Activities”) during the six-month period following the Termination Date (the “Transition Period”), which Transition Period was extended by ninety days. The Wind-Down Activities include, without limitation, SpePharm transferring to the Company or its designee(s) the regulatory approvals controlled by SpePharm or its affiliates for the purpose of marketing, distributing and selling the Products in the Licensed Territory. SpePharm will also transfer to the Company certain tenders and other customer and sales contracts related to the Products. Subject to the terms of the Termination Agreement, Norgine, an affiliate of SpePharm, agreed to guarantee SpePharm’s performance of its obligations under the Termination Agreement.

4.	Stock-Based Compensation

For the years ended December 31, 2020 and 2019, our total stock-based compensation expense, which includes reversals of expense for certain forfeited or cancelled awards, was approximately $231,000 and $232,000, respectively. We have not recorded any income tax benefit related to stock-based compensation for the years ended December 31, 2020 and 2019.

A summary of the status of our stock options as of December 31, 2020, and changes during the year then ended, is presented below:

	Year Ended December 31, 2020
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2020	238,470	$17.38
Granted	315,000	2.29
Canceled and forfeited	(3,000)	1.06
Expired	(500)	30.80
Outstanding, December 31, 2020	549,970	$8.81	8.0	$209,280
Exercisable, December 31, 2020	119,870	$24.54	5.1	$—

The weighted average grant-date fair value of options granted in 2020 and 2019 was $1.36 and $1.65, respectively. No stock options were exercised during 2020 or 2019. The aggregate fair value of stock options vested during 2020 and 2019 was $0 in both years.

A summary of the status of our unvested restricted stock as of December 31, 2020, and changes during the year then ended, is presented below:

	Year Ended December 31, 2020
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested, January 1, 2019	15,000	$2.75
Granted	60,000	2.90
Vested	(15,000)	2.75
Unvested, December 31, 2019	60,000	$2.90

During 2020 and 2019, 15,000 and 5,000 shares, respectively, of restricted stock vested with aggregate vesting date fair values of $17,000 and $14,000, respectively. During 2020 and 2019, 15,000 and 5,000 shares of restricted stock held by non-employee directors with aggregate fair values of $17,000 and $14,000, respectively, vested as scheduled according to the terms of the restricted stock agreements.

As of December 31, 2020, there was approximately $292,000 of total unrecognized compensation cost related to stock option and restricted stock awards, which we expect to recognize over remaining weighted average vesting terms of 1.5 years. See Note 1(e).

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

Diluted loss per common share for the years ended December 31, 2020 and 2019 excludes the effects of 1,111,744 and 1,487,681 common share equivalents, respectively, since such inclusion would be anti-dilutive. The excluded shares consist of common shares issuable upon exercise of outstanding stock options and warrants.

The Company’s unvested stock awards contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”). Therefore, the unvested stock awards are required to be included in the number of shares outstanding for both basic and diluted earnings per share calculations. However, due to our loss from continuing operations, 60,000 and 15,000 shares of unvested restricted stock for the years ended December 31, 2020 and 2019, respectively, were excluded in determining basic and diluted loss per share because such inclusion would be anti-dilutive.

6.	Stock Subscriptions and Other Receivables and Concentrations of Credit Risk

Stock subscriptions and other receivables at December 31, 2020 and 2019 consist of the following:

	2020	2019
Stock subscriptions	$2,925,000	$811,946
License revenue	58,754	—
Grant revenue	1,117	84,366
Other	2,448	5,027
Total stock subscriptions and other receivables	$2,987,319	$901,339

At December 31, 2020 and 2019, approximately 98% and 90%, respectively, of net stock subscriptions and other receivables were due from investors. As of December 31, 2020 and 2019, there was no allowance for doubtful accounts. We do not believe we are exposed to significant credit risk related to the stock subscriptions receivable due from the investors based on receipt of these amounts prior to the filing of this Annual Report on Form 10-K.  We believe that we have adequately addressed credit risks in estimating the allowance for doubtful accounts. See Note 1(g).

7.	Inventory

The components of net inventory at December 31, 2020 are as follows:

2020
Materials	$77,750
Finished goods	92,048
$169,798

During 2020, we utilized $11,000 of materials inventory for process development purposes. Also during 2020, we allocated $39,000 of finished goods inventory for use in clinical trials. Both of these transactions were recorded in research and development expense in the consolidated statement of operations. See Note 1(h).

8.	Property and Equipment

The major classes of property and equipment are as follows:

	Useful Life (years)			2020	2019
Purchased software		3		$320,435	$320,435
Production machinery and equipment		5		214,356	575,091
Other machinery and equipment, primarily computers and research equipment	3	–	5	297,315	296,987
Leasehold improvements*	Term of Lease			12,448	12,448
Furniture and fixtures		7		825	2,576
Total property and equipment				$845,379	$1,207,537

*	We amortize leasehold improvements over the term of the lease, which in all cases is shorter than the estimated useful life of the asset.

During 2020 and 2019, we recorded $34,000 and $103,000, respectively, of depreciation and amortization related to property and equipment. See Note 1(i).

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

The warrants had certain characteristics including a net settlement provision that required the warrants to be accounted for as a derivative liability at fair value, with subsequent changes in fair value included in earnings. The fair value of the warrants was estimated to be $63,000 at issuance. At December 31, 2019, the fair value of the warrants was determined to be $0 due to their March 2020 expiration date and MT’s insolvency. In addition, certain provisions of the Securities Purchase Agreement obligate the MT Investors to acquire the remaining MT Preferred Stock and related warrants for $2.0 million at the option of MT. The estimated relative fair value of this put option was $113,000 at issuance based on the Black-Scholes option pricing model and is classified within stockholders' equity.

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

In July 2016, MT’s Board of Directors authorized modification of the original investments of $300,000 by Platinum and $200,000 by Dr. Goldberg to a convertible preferred stock with a 10% PIK coupon retroactive to the time the initial investments were made. The conversion price of the preferred stock will remain at the $500 million initial market cap but a full ratchet was added to enable the adjustment of conversion price, warrant number and exercise price based on the valuation of the first institutional investment round. In addition, the MT Board authorized issuance of additional convertible preferred stock with the same terms to Platinum as compensation for the additional $200,000 of investments made in December 2015 and May 2016. Based on the MT Board’s authorization of additional equity, the Company reclassified the additional $200,000 from a current liability to equity. As of the date of filing of this Annual Report on Form 10-K, final documents related to the above transactions authorized by the MT Board have not been completed.

Goldberg Litigation

In August 2018, Dr. Michael Goldberg resigned from his positions as an executive officer and a director of Navidea. In connection with Dr. Goldberg’s resignation, Navidea and Dr. Goldberg entered into an Agreement (the “Goldberg Agreement”), with the intent of entering into one or more additional Definitive Agreements, which set forth the terms of the separation from service. Among other things, the Goldberg Agreement provided that Dr. Goldberg would be entitled to 1,175,000 shares of our Common Stock, representing in part payment of accrued bonuses and payment of the balance of the Platinum debt. A portion of the 1,175,000 shares to be issued to Dr. Goldberg would be held in escrow for up to 18 months in order to reimburse Navidea in the event that Navidea is obligated to pay any portion of the Platinum debt to a party other than Dr. Goldberg. Further, the Goldberg Agreement provided that the Company’s subsidiary, MT, would redeem all of Dr. Goldberg’s preferred stock and issue to Dr. Goldberg super voting common stock equal to 5% of the outstanding shares of MT. In November 2018, the Company issued 925,000 shares of our Common Stock to Dr. Goldberg, 250,000 of which were placed in escrow in accordance with the Goldberg Agreement.

On February 11, 2019, Dr. Goldberg represented to the MT Board that he had, without MT Board or shareholder approval, created a subsidiary of MT, transferred all of the assets of MT into the subsidiary, and then issued himself stock in the subsidiary. On February 19, 2019, Navidea notified MT that it was terminating the sublicense in accordance with its terms, effective March 1, 2019, due to MT’s insolvency. On February 20, 2019, the MT Board removed Dr. Goldberg as President and Chief Executive Officer of MT and from any other office of MT to which he may have been appointed or in which he was serving. Dr. Goldberg remains a member of the MT Board, together with Michael Rice and Dr. Claudine Bruck. Mr. Rice and Dr. Bruck remain members of the board of directors of Navidea. The MT Board then appointed Jed A. Latkin to serve as President and Chief Executive Officer of MT. On or about December 18, 2020 the Joint Official Liquidators and Foreign Representatives of Platinum Partners Value Arbitrage Fund L.P. sent a letter to MT directing that Dr. Goldberg be removed from the MT Board.  The MT Board has taken no action in response.

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

In addition, the District Court found Navidea’s breach of fiduciary duty claim against Dr. Goldberg for conduct occurring more than three years prior to the filing of the complaint to be time-barred and that Dr. Goldberg is entitled to an advancement of attorneys’ fees solely with respect to that claim. The parties have briefed the issue to the District Court for resolution on how much in fees Dr. Goldberg is owed under the District Court’s order.

On January 31, 2020, Goldberg filed a motion for leave to amend his complaint to add back in claims for breach of contract, breach of the implied covenant of good faith and fair dealing, quantum meruit and injunctive relief. On April 1, 2020, the District Court denied Dr. Goldberg’s motion for leave to amend in its entirety.

On January 27, 2020, Dr. Goldberg filed a motion seeking additional advancement from Navidea for fees in connection with the New York Action and the Delaware Action. Navidea opposed the motion and the District Court referred the matters to a Magistrate Judge. On July 9, 2020, the Magistrate Judge issued her Report and Recommendation which recommended that: (1) the District Court decline to exercise jurisdiction over Dr. Goldberg’s motion as it pertained to expenses and fees incurred in defense of the Delaware Action; (2) the District Court decline to award any fees to Dr. Goldberg for the breach of fiduciary duty without additional motion practice on the issue; (3) the District Court find that Dr. Goldberg is entitled to advancement of his expenses and fees reasonably incurred in the defense of the remainder of the New York action subject to Dr. Goldberg’s posting of an undertaking; and (4) establish a protocol by which Dr. Goldberg could establish the amounts due for advancement.

On August 24, 2020, in connection with Dr. Goldberg’s motion for advancement, the District Court adopted the Magistrate Judge’s report and recommendation and found that while Dr. Goldberg was not being granted advancement of fees and expenses incurred in connection with either the Delaware Action or the assertion of third-party claims against MT, the Court ruled that Dr. Goldberg was entitled to advancement for the defense of the remaining claims asserted against him by Navidea in the New York action.  The Court adopted a protocol by which additional motion practice will occur to determine the appropriate amount of fees to be advanced. Once that decision is made by the Magistrate Judge, subject to review by the District Court, Navidea will need to advance those fees to Dr. Goldberg conditioned upon Dr. Goldberg agreeing to pay those fees back to Navidea if it is determined that he is not entitled to indemnification.  Dr. Goldberg is also asking the Court to accelerate the timeline by which advancement will occur, is asking the Court to expand the scope of issues to which Dr. Goldberg would be entitled to advancement, and is seeking to hold Navidea in contempt for failing to advance fees to date. The Company has opposed Dr. Goldberg’s requests.

Fact discovery in the New York Action has been completed and the parties and the Court anticipate meeting in the future to address remaining case deadlines.

Delaware Litigation Involving Dr. Goldberg

On February 20, 2019, MT initiated a suit against Dr. Goldberg in the Court of Chancery of the State of Delaware (the “Delaware Court”), alleging, among other things, breach of fiduciary duty as a director and officer of MT and conversion, and to obtain a declaratory judgment that the transactions Dr. Goldberg caused MT to effect are void. On June 12, 2019, the Delaware Court found that Dr. Goldberg’s actions were not authorized in compliance with the Delaware General Corporate Law. Specifically, the Delaware Court found that Dr. Goldberg’s creation of a new subsidiary of MT and the purported assignment by Dr. Goldberg of MT’s intellectual property to that subsidiary were void. The Delaware Court’s ruling follows the order on May 23, 2019 in the case, in which it found Dr. Goldberg in contempt of its prior order holding Dr. Goldberg responsible for the payment of MT’s fees and costs to cure the damages caused by Dr. Goldberg’s contempt. MT’s claims for breach of fiduciary duty and conversion against Dr. Goldberg remain pending. As a result of the Delaware Court’s ruling and Navidea’s prior termination of the sublicense between itself and MT, all of the intellectual property related to the Manocept platform is now directly controlled by Navidea. A trial on MT’s claims against Goldberg for breach of fiduciary duty and conversion was held on December 1 through December 3, 2020. The Delaware Court requested post-trial briefing and a post-trial hearing. In addition, Dr. Goldberg filed two additional requests for relief – one seeking to hold MT’s directors in contempt and one seeking to challenge the appointment of certain individuals to the MT board of directors. MT opposed Dr. Goldberg’s filings. The Delaware Court conducted oral argument on all remaining issues on March 16, 2021 and indicated that a written opinion will be forthcoming.

Derivative Action Involving Dr. Goldberg

On July 26, 2019, Dr. Goldberg served shareholder demands on the Boards of Directors of Navidea and MT repeating many of the claims made in the lawsuits described above. On or about November 20, 2019, Dr. Goldberg commenced a derivative action purportedly on behalf of MT in the District Court against Dr. Claudine Bruck, Y. Michael Rice, and Jed Latkin alleging a claim for breach of fiduciary duty based on the actions alleged in the demands. On April 3, 2020, Dr. Goldberg dismissed the derivative action in New York without prejudice, and the Court approved the dismissal. Dr. Goldberg retains the ability to re-file the action in Delaware. Dr. Goldberg has not yet re-filed his derivative complaint. See Notes 2 and 13.

10.	Accounts Payable, Accrued Liabilities and Other

Accounts payable at December 31, 2020 and 2019 includes an aggregate of $66,000 and $65,000 respectively, due to related parties for director fees. Accrued liabilities and other at December 31, 2020 and 2019 includes an aggregate of $755,000 and $925,000, respectively, due to related parties for accrued bonuses, benefits and termination costs.

Accrued liabilities and other at December 31, 2020 and 2019 consist of the following:

	2020	2019
Contracted services	$1,725,866	$1,212,347
Compensation	755,494	925,009
Other	31,634	13,618
Total accrued liabilities and other	$2,512,994	$2,150,974

11.	Notes Payable

IPFS Corporation

In November 2018, we prepaid $393,000 of insurance premiums through the issuance of a note payable to IPFS Corporation (“IPFS”) with an interest rate of 5.1%. The note was payable in ten monthly installments of $40,000, with the final payment made in August 2019. In November 2020, we prepaid $442,000 of insurance premiums through the issuance of a note payable to IPFS with an interest rate of 3.5%. The note is payable in seven monthly installments of $64,000, with the final payment due in June 2021.

Interest expense related to the IPFS notes payable totaled $1,000 and $6,000 during the years ended December 31, 2020 and 2019, respectively. The balance of the IPFS note was approximately $379,000 as of December 31, 2020, and was included in notes payable, current in the consolidated balance sheets.

First Insurance Funding

In November 2019, we prepaid $349,000 of insurance premiums through the issuance of a note payable to First Insurance Funding (“FIF”) with an interest rate of 5.0%. The note was payable in eight monthly installments of $44,000, with the final payment made in July 2020.

Interest expense related to the FIF note payable totaled $5,000 and $1,000 during the years ended December 31, 2020 and 2019, respectively. The balance of the FIF note was approximately $306,000 as of December 31, 2019, and was included in notes payable, current in the consolidated balance sheets.

Payroll Protection Program

The CARES Act was enacted on March 27, 2020. Among the provisions contained in the CARES Act was the creation of the PPP that provides for SBA Section 7(a) loans for qualified small businesses. PPP Loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. On May 18, 2020, the Lender funded the PPP Loan in the amount of $366,000. The interest rate on the PPP Loan is a fixed rate of 1% per annum. The amount that may be forgiven is calculated in part with reference to the Company’s full-time headcount during the eight-week or twenty-four-week period following the funding of the PPP loan. In accordance with the loan forgiveness requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs, rent and utilities. To the extent that the amounts owed under the PPP Loan, or a portion of them, are not forgiven, the Company would be required to make principal and interest payments in monthly installments beginning ten months from the end of the loan forgiveness covered period, or May 12, 2021. The PPP Loan matures on May 1, 2022. The PPP Loan includes events of default. Upon the occurrence of an event of default, the Lender would have the right to exercise remedies against the Company, including the right to require immediate payment of all amounts due under the PPP Note. On February 23, 2021, the Lender notified the Company that the entire PPP Loan amount of $366,000 has been forgiven. See Note 2.

Summary

During the years ended December 31, 2020 and 2019, we recorded interest expense of $6,000 and $8,000, respectively, related to our notes payable. Annual principal maturities of our notes payable are $379,000 in 2021.

12.	Leases

We currently lease approximately 5,000 square feet of office space at 4995 Bradenton Avenue, Dublin, Ohio, as our principal offices, at a monthly base rent of approximately $3,000. The current lease term expires in June 2023.

We also leased approximately 2,000 square feet of office space at 560 Sylvan Avenue, Englewood Cliffs, New Jersey, at a monthly base rent of approximately $3,000. The lease for the New Jersey office space expired on March 31, 2019 and we did not renew.

In addition, we currently lease approximately 25,000 square feet of office space at 5600 Blazer Parkway, Dublin, Ohio, formerly our principal offices, at a monthly base rent of approximately $27,000 during 2020. The current lease term expires in October 2022 with an option to extend for an additional five years. The Company does not intend to renew this lease. In June 2017, the Company executed a sublease arrangement for the Blazer space, providing for monthly sublease payments to Navidea of approximately $39,000 through October 2022.

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

An initial right-of-use lease asset of $407,000 was recognized as a non-cash asset addition with the adoption of ASU 2016-02. The discount rates used for each lease were based principally on the Platinum debt, which was secured and outstanding for most of 2018. A “build-up” method was utilized where the approach was to estimate the risk/credit spread priced into the debt rate and then adjust that for the remaining term of each lease. Additionally, some market research was completed on the Company’s peer group.

Total operating lease expense was $198,000 and $229,000 for the years ended December 31, 2020 and 2019, respectively. Operating lease expense was recorded in selling, general and administrative expenses on our consolidated statements of operations.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of December 31, 2020.

Maturity of Lease Liabilities	Operating Lease Payments
2021	$344,552
2022	291,111
2023	19,699
2024	1,355
Total undiscounted operating lease payments	656,717
Less imputed interest	65,760
Present value of operating lease liabilities	$590,957

Balance Sheet Classification
Current lease liabilities	$294,951
Noncurrent lease liabilities	296,006
Total operating lease liabilities	$590,957

Other Information
Weighted-average remaining lease term for operating leases (years)	1.9
Weighted-average discount rate for operating leases	10.9%

Cash paid for amounts included in the present value of operating lease liabilities was $339,000 and $330,000 during the years ended December 31, 2020 and 2019, respectively, and is included in operating cash flows. See Note 1(l).

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

CRG Litigation

The Company has been engaged in ongoing litigation with CRG, in its capacity as a lender and as control agent for other affiliated lenders party to the CRG Loan Agreement (collectively, the “CRG Lenders”), in the District Court of Harris County, Texas (the “Texas Court”) relating to CRG’s claims of default under the terms the CRG Loan Agreement. Following a trial in December 2017, the Texas Court ruled that the Company’s total obligation to CRG was in excess of $66.0 million, limited to $66.0 million under the Global Settlement Agreement dated March 3, 2017. The Texas Court acknowledged only the $59.0 million payment made in March 2017, concluding that the Company owed CRG another $7.0 million, however the Texas Court did not expressly take the Company’s June 2016 payment of $4.1 million into account and awarded, as part of the $66.0 million, amounts that had already been paid as part of the $4.1 million. The Company believes that this $4.1 million should be credited against the $7.0 million and has appealed the Texas Court’s judgment. The Court of Appeals dismissed the Company’s appeal without reaching the merits due to a contractual waiver of appeal.

On April 9, 2018, CRG drew approximately $7.1 million on the Cardinal Health 414, LLC (“Cardinal Health 414”) letter of credit.  These were funds to which Navidea would otherwise have been entitled. This was in addition to the $4.1 million and the $59.0 million that Navidea had previously paid to CRG.

The Company has also been engaged in ongoing litigation with CRG in the Court of Common Pleas of Franklin County, Ohio related to Navidea’s claims that the CRG Lenders fraudulently induced Navidea to enter into a settlement agreement and breached the terms of the same through certain actions taken by the CRG Lenders in connection with the Global Settlement Agreement, pursuant to which Navidea agreed to pay up to $66.0 million to the CRG Lenders, as well as through actions and misrepresentations by CRG after the Global Settlement Agreement was executed.  The claims in that suit are for breach of contract, conversion and unjust enrichment against the CRG Lenders for their collection of more than $66.0 million, the maximum permitted under the Global Settlement Agreement, and their double recovery of amounts paid as part of the $4.1 million paid in June 2016 and recovered again as part of the $66.0 million. CRG’s double recovery and recovery of more than $66.0 million are due to CRG drawing the entire $7.1 million on the Cardinal Health 414 letter of credit. The CRG Lenders sought a Writ of Prohibition in the Ohio Supreme Court to prevent this case from moving forward, which was denied, and proceedings resumed in front of the Ohio Court. Following an unsuccessful mediation on May 7, 2019, Navidea moved for summary judgment on June 28, 2019.  On November 27, 2019, the Ohio Court found that when CRG collected more than $66.0 million, they took an excess recovery and breached the Global Settlement Agreement. The Ohio Court awarded approximately $4.3 million to Navidea, plus statutory interest from April 9, 2018, the date CRG drew on the Cardinal Health 414 letter of credit. The Ohio Court also found that there was no unjust enrichment or conversion by CRG since this was a matter of contract and only contract damages were appropriate. The decision was a final appealable order and terminated the case before the Ohio Court. On December 5, 2019, CRG filed a notice of appeal with Ohio’s 10th District Court of Appeals regarding the judgment in favor of Navidea. The briefing of the appeal concluded on March 27, 2020, and oral argument on the appeal was held on September 23, 2020. On March 16, 2021, Ohio’s 10th District Court of Appeals issued a decision which reversed the Ohio Court’s November 27, 2019 ruling that CRG breached the Global Settlement Agreement and its award of $4.3 million plus statutory interest to Navidea. The Ohio Court of Appeals held that the Ohio Court did not have jurisdiction to adjudicate Navidea’s claims and therefore did not rule on the factual merits of Navidea’s claims regarding CRG’s recovery in excess of the contractually agreed maximum amount. Navidea is currently evaluating its options in response to the Ohio Court of Appeals’ decision, including whether to appeal the Ohio Court of Appeals’ decision to the Ohio Supreme Court.

CRG filed another lawsuit in the Texas Court in April 2018. This suit seeks a declaratory judgment that CRG did not breach the Global Settlement Agreement by drawing the entire $7.1 million on the Cardinal Health 414 letter of Credit. CRG also alleges that the Company breached the Global Settlement Agreement by appealing the Texas Court’s judgment and by filing the suit in Franklin County, Ohio. The Company moved to dismiss CRG’s claims under the Texas Citizens’ Participation Act. The Texas Court denied the motion to dismiss. The Company filed an interlocutory appeal of the denial of its motion to dismiss. The Court of Appeals affirmed the Texas Court’s refusal to dismiss CRG’s claim on August 28, 2020. The Company has filed a petition for review with the Texas Supreme Court seeking to reverse the Texas Court’s ruling. The Texas Supreme Court denied the Company’s petition on December 18, 2020, and litigation resumed in the Texas Court on February 1, 2021. See Note 2.

Platinum Litigation

In November 2017, Platinum-Montaur commenced an action against the Company in the Supreme Court of the State of New York, County of New York (the “New York Supreme Court”), seeking damages of approximately $1.9 million purportedly due as of March 3, 2017, plus interest accruing thereafter.  The claims asserted were for breach of contract and unjust enrichment in connection with funds received by the Company under the Platinum Loan Agreement.  The action was subsequently removed to the United States District Court for the Southern District of New York.  On October 31, 2018, the District Court granted judgment for Navidea and dismissed all claims in the case.  The District Court stated that Platinum-Montaur had no standing to assert any contractual interest in funds that might be due under the Platinum Loan Agreement.  The District Court also disagreed with Platinum-Montaur’s claim of unjust enrichment on similar grounds and found that Platinum-Montaur lacked any sufficient personal stake to maintain claims against Navidea.  The claims against Navidea were dismissed without prejudice on the grounds of lack of standing to pursue the claims asserted.

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

Goldberg Agreement and Litigation

In August 2018, Dr. Michael Goldberg resigned from his positions as an executive officer and a director of Navidea. In connection with Dr. Goldberg’s resignation, Navidea and Dr. Goldberg entered into the Goldberg Agreement, with the intent of entering into one or more additional Definitive Agreements, which set forth the terms of the separation from service. Among other things, the Goldberg Agreement provided that Dr. Goldberg would be entitled to 1,175,000 shares of our Common Stock, representing in part payment of accrued bonuses and payment of the balance of the Platinum debt. A portion of the 1,175,000 shares to be issued to Dr. Goldberg would be held in escrow for up to 18 months in order to reimburse Navidea in the event that Navidea is obligated to pay any portion of the Platinum debt to a party other than Dr. Goldberg. Further, the Goldberg Agreement provided that the Company’s subsidiary, MT, would redeem all of Dr. Goldberg’s preferred stock and issue to Dr. Goldberg super voting common stock equal to 5% of the outstanding shares of MT. In November 2018, the Company issued 925,000 shares of our Common Stock to Dr. Goldberg, 250,000 of which were placed in escrow in accordance with the Goldberg Agreement.

On February 11, 2019, Dr. Goldberg represented to the MT Board that he had, without MT Board or shareholder approval, created a subsidiary of MT, transferred all of the assets of MT into the subsidiary, and then issued himself stock in the subsidiary. On February 19, 2019, Navidea notified MT that it was terminating the sublicense in accordance with its terms, effective March 1, 2019, due to MT’s insolvency. On February 20, 2019, the MT Board removed Dr. Goldberg as President and Chief Executive Officer of MT and from any other office of MT to which he may have been appointed or in which he was serving. Dr. Goldberg remains a member of the MT Board, together with Michael Rice and Dr. Claudine Bruck.  Mr. Rice and Dr. Bruck remain members of the board of directors of Navidea. The MT Board then appointed Jed A. Latkin to serve as President and Chief Executive Officer of MT. On or about December 18, 2020 the Joint Official Liquidators and Foreign Representatives of Platinum Partners Value Arbitrage Fund L.P. sent a letter to MT directing that Dr. Goldberg be removed from the MT Board.  The MT Board has taken no action in response.

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

In addition, the District Court found Navidea’s breach of fiduciary duty claim against Dr. Goldberg for conduct occurring more than three years prior to the filing of the complaint to be time-barred and that Dr. Goldberg is entitled to an advancement of attorneys’ fees solely with respect to that claim. The parties have briefed the issue to the District Court for resolution on how much in fees Dr. Goldberg is owed under the District Court’s order.

On January 31, 2020, Goldberg filed a motion for leave to amend his complaint to add back in claims for breach of contract, breach of the implied covenant of good faith and fair dealing, quantum meruit and injunctive relief. On April 1, 2020, the District Court denied Dr. Goldberg’s motion for leave to amend in its entirety.

On January 27, 2020, Dr. Goldberg filed a motion seeking additional advancement from Navidea for fees in connection with the New York Action and the Delaware Action. Navidea opposed the motion and the District Court referred the matters to a Magistrate Judge. On July 9, 2020, the Magistrate Judge issued her Report and Recommendation which recommended that: (1) the District Court decline to exercise jurisdiction over Dr. Goldberg’s motion as it pertained to expenses and fees incurred in defense of the Delaware Action; (2) the District Court decline to award any fees to Dr. Goldberg for the breach of fiduciary duty without additional motion practice on the issue; (3) the District Court find that Dr. Goldberg is entitled to advancement of his expenses and fees reasonably incurred in the defense of the remainder of the New York action subject to Dr. Goldberg’s posting of an undertaking; and (4) establish a protocol by which Dr. Goldberg could establish the amounts due for advancement.

On August 24, 2020, in connection with Dr. Goldberg’s motion for advancement, the District Court adopted the Magistrate Judge’s report and recommendation and found that while Dr. Goldberg was not being granted advancement of fees and expenses incurred in connection with either the Delaware Action or the assertion of third-party claims against MT, the Court ruled that Dr. Goldberg was entitled to advancement for the defense of the remaining claims asserted against him by Navidea in the New York action.  The Court adopted a protocol by which additional motion practice will occur to determine the appropriate amount of fees to be advanced. Once that decision is made by the Magistrate Judge, subject to review by the District Court, Navidea will need to advance those fees to Dr. Goldberg conditioned upon Dr. Goldberg agreeing to pay those fees back to Navidea if it is determined that he is not entitled to indemnification.  Dr. Goldberg is also asking the Court to accelerate the timeline by which advancement will occur, is asking the Court to expand the scope of issues to which Dr. Goldberg would be entitled to advancement, and is seeking to hold Navidea in contempt for failing to advance fees to date. The Company has opposed Dr. Goldberg’s requests.

Fact discovery in the New York Action has been completed and the parties and the Court anticipate meeting in the future to address remaining case deadlines.

Delaware Litigation Involving Dr. Goldberg

On February 20, 2019, MT initiated a suit against Dr. Goldberg in the Court of Chancery of the State of Delaware, alleging, among other things, breach of fiduciary duty as a director and officer of MT and conversion, and to obtain a declaratory judgment that the transactions Dr. Goldberg caused MT to effect are void. On June 12, 2019, the Delaware Court found that Dr. Goldberg’s actions were not authorized in compliance with the Delaware General Corporate Law. Specifically, the Delaware Court found that Dr. Goldberg’s creation of a new subsidiary of MT and the purported assignment by Dr. Goldberg of MT’s intellectual property to that subsidiary were void. The Delaware Court’s ruling follows the order on May 23, 2019 in the case, in which it found Dr. Goldberg in contempt of its prior order holding Dr. Goldberg responsible for the payment of MT’s fees and costs to cure the damages caused by Dr. Goldberg’s contempt. MT’s claims for breach of fiduciary duty and conversion against Dr. Goldberg remain pending. As a result of the Delaware Court’s ruling and Navidea’s prior termination of the sublicense between itself and MT, all of the intellectual property related to the Manocept platform is now directly controlled by Navidea. A trial on MT’s claims against Goldberg for breach of fiduciary duty and conversion was held on December 1 through December 3, 2020. The Delaware Court requested post-trial briefing and a post-trial hearing.  In addition, Dr. Goldberg filed two additional requests for relief – one seeking to hold MT’s directors in contempt and one seeking to challenge the appointment of certain individuals to the MT board of directors. MT opposed Dr. Goldberg’s filings. The Delaware Court conducted oral argument on all remaining issues on March 16, 2021 and indicated that a written opinion will be forthcoming.

Derivative Action Involving Dr. Goldberg

On July 26, 2019, Dr. Goldberg served shareholder demands on the Boards of Directors of Navidea and MT repeating many of the claims made in the lawsuits described above. On or about November 20, 2019, Dr. Goldberg commenced a derivative action purportedly on behalf of MT in the District Court against Dr. Claudine Bruck, Y. Michael Rice, and Jed Latkin alleging a claim for breach of fiduciary duty based on the actions alleged in the demands. On April 3, 2020, Dr. Goldberg dismissed the derivative action in New York without prejudice, and the Court approved the dismissal. Dr. Goldberg retains the ability to re-file the action in Delaware. Dr. Goldberg has not yet re-filed his derivative complaint. See Notes 2 and 9.

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

Even if an issuer has a stockholders’ deficit, the NYSE American will not normally consider delisting securities of an issuer that fails to meet these requirements if the issuer has (1) average global market capitalization of at least $50,000,000; or total assets and revenue of $50,000,000 in its last fiscal year, or in two of its last three fiscal years; and (2) the issuer has at least 1,100,000 shares publicly held, a market value of publicly held shares of at least $15,000,000 and 400 round lot shareholders.  As of December 31, 2020, the Company’s total market capitalization was approximately $58.4 million. Therefore, we currently meet these exceptions and do not believe that there is a risk that our common stock may be delisted as a result of our failure to meet the minimum stockholders' equity requirement for continued listing.

14.	Equity Instruments

a.

Preferred Stock and Common Stock: In March 2019, the Company entered into a Stock Purchase Agreement with an existing investor, John K. Scott, Jr. (the “Investor”), pursuant to which the Company was to issue to the Investor in a private placement (the “Private Placement”) up to $3.0 million in shares of Common Stock. The Private Placement was to occur in multiple tranches. The initial closing occurred on March 22, 2019, at which the Investor purchased $50,000 worth of Common Stock at a price of $2.80 per share, which was the closing price of a share of Common Stock reported on the NYSE American market for the business day immediately before the initial closing date. The remainder of the Common Stock was to be purchased by the Investor from time to time, on such date or dates to be determined by the Company and the Investor, which date was not to be later than June 15, 2019. No additional shares were purchased by the Investor prior to the June 15, 2019 expiration of the Stock Purchase Agreement, however he did participate in the June 2019 underwritten public offering.

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

In February 2020, the Company executed agreements with two existing investors to purchase approximately 4.0 million shares of the Company’s Common Stock for aggregate gross proceeds to Navidea of approximately $3.4 million. The entire $3.4 million was received and the related 4,020,588 shares of Common Stock were issued during 2020.

On May 6, 2020, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent with Keystone pursuant to which the Company agreed to issue to Keystone 420,000 shares of newly-designated Series C Preferred Stock for an aggregate purchase price of $4.2 million. Pursuant to the Stock Purchase Agreement, Keystone agreed to purchase shares of Series C Preferred Stock in amounts to be determined by Keystone in one or more closings on or before November 6, 2020, provided that all of the Series C Preferred Stock must be purchased by such date. Holders of the Series C Preferred Stock had the option to convert some or all of the Series C Preferred Stock into shares of the Company’s Common Stock at a 10% discount to market (the “Series C Conversion Shares”), provided that the Company could not issue such Series C Conversion Shares in excess of 19.99% of the number of shares of Common Stock outstanding as of the date of the investment (the “Series C Exchange Cap”) without shareholder approval, which the Company was not required to seek. The entire $4.2 million was received and the related 420,000 shares of Series C Preferred Stock were issued during 2020. In accordance with current accounting guidance, the Company recorded a deemed dividend of approximately $467,000 related to the BCF of the 420,000 shares of Series C Preferred Stock that were issued during the year ended December 31, 2020. See Note 1(p). These 420,000 shares were subsequently converted into 1,425,076 shares of Common Stock during 2020.

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

On August 30, 2020, the Company entered into a Common Stock Purchase Agreement with each of the Investors named therein, pursuant to which the Investors agreed to purchase from the Company, up to $25.0 million in shares of the Company’s Common Stock. The initial closing of the sale and purchase of the Common Stock (the “Initial Closing”) must occur within forty-five (45) business days after the date on which the NYSE American approved the Company’s listing application for the Common Stock. The Investors have agreed to purchase an aggregate of 1,000,000 shares of Common Stock at the Initial Closing, at a purchase price of $5.00 per share. Subsequent closings of the sale and purchase of the Common Stock (each a “Subsequent Closing”) will occur from time to time after the Initial Closing on such dates and times as agreed upon by the Company and the Investors, but in any event no later than ninety (90) business days after the Initial Closing; provided that the closing price of the Common Stock on the NYSE American exchange shall have closed at or above $5.00 for five consecutive trading days. The Investors will purchase the Common Stock at such Subsequent Closing at a price per share equal to market value within the meaning of Section 713 of the NYSE American Company Guide; provided that in no event shall the Investors be obligated to purchase Common Stock at a Subsequent Closing at a price greater than $5.75 per share. The Company has the right to terminate the Common Stock Purchase Agreement upon written notice to the Investors if (a) the Initial Closing has not occurred within ninety (90) days of the date of the agreement or (b) if the Investors have not purchased an aggregate of $25.0 million in Common Stock as of the date that is ninety (90) business days after the Initial Closing. Notwithstanding the foregoing, no Investor is obligated to purchase any Common Stock if such shares proposed to be purchased, when aggregated with all other shares of Common Stock then owned beneficially by such Investor and its affiliates, would result in the beneficial ownership by such Investor and its affiliates of more than 4.99% of the then issued and outstanding shares of Common Stock. One of the Company’s existing investors, John K. Scott, Jr., is a party to the Common Stock Purchase Agreement and agreed to purchase $25,000 of Common Stock, which amount was received and the related 5,000 shares of Common Stock were issued during 2020. In accordance with current accounting guidance, the remaining $4.975 million of stock subscriptions receivable was included in common stock subscriptions receivable in the consolidated balance sheet as of December 31, 2020. See Note 2.

On August 31, 2020, the Company entered into the Series D Preferred Stock Purchase Agreement with Keystone pursuant to which the Company agreed to issue to Keystone 150,000 shares of newly-designated Series D Preferred Stock for an aggregate purchase price of $15.0 million. Pursuant to the Series D Preferred Stock Purchase Agreement, Keystone will purchase Series D Preferred Stock in amounts to be determined by Keystone in one or more closings during the nine-month period following the date on which the prospectus supplement to register the underlying Common Stock was filed with the SEC, provided that all of the Series D Preferred Stock must be purchased by such date. Holders of the Series D Preferred Stock will have the option to convert some or all of the Series D Preferred Stock into shares of the Company’s Common Stock at a 10% discount to market (the “Series D Conversion Shares”), provided that the Company may not issue such Series D Conversion Shares in excess of 19.99% of the number of shares of Company common stock outstanding as of the date of the investment without shareholder approval, which the Company is not required to seek.

In the event of the liquidation or dissolution of the Company, after payment of the debts and other liabilities of the Company, the holders of Series D Preferred Stock then outstanding shall be entitled to receive, out of the assets of the Company and before any payment may be made to the holders of Common Stock or any other junior stock, an amount per share of Series D Preferred Stock calculated by taking the total amount available for distribution to holders of all outstanding Common Stock before deduction of any preference payments for the Series D Preferred Stock, divided by the total of (x) all of the then outstanding shares of Common Stock plus (y) all of the shares of Common Stock into which the outstanding shares of Series D Preferred Stock can be converted, and then (z) multiplying the sum so obtained by the number of shares of Common Stock into which such share of Series D Preferred Stock could then be converted.

Of the $15.0 million, approximately $1.8 million was received and the related 17,750 shares of Series D Preferred Stock were issued during 2020. The Company recorded a deemed dividend of approximately $197,000 related to the BCF of the 17,750 shares of Series D Preferred Stock that were issued during 2020. See Note 1(p). These 17,750 shares were subsequently converted into 827,280 shares of Common Stock during 2020. An additional $2.9 million was received and the related 29,250 shares of Series D Preferred Stock were issued during the period beginning on January 1, 2021 and ending on the date of filing of this Annual Report on Form 10-K. These 29,250 shares of Series D Preferred Stock were subsequently converted into 1,375,089 shares of Common Stock during the period beginning on January 1, 2021 and ending on the date of filing of this Annual Report on Form 10-K. In accordance with current accounting guidance, $2.9 million of stock subscriptions receivable was included in stock subscriptions and other receivables, and approximately $10.3 million was included in preferred stock subscriptions receivable in the consolidated balance sheet as of December 31, 2020. See Notes 2 and 20(a).

Navidea intends to use the net proceeds from these transactions to fund its research and development programs, including continued advancement of its two Phase 2b and Phase 3 clinical trials of Tc99m tilmanocept in patients with rheumatoid arthritis, and for general working capital purposes and other operating expenses. See Note 2.

During the year ended December 31, 2020, we issued 94,159 shares of our Common Stock valued at $172,000 to our full-time employees as partial payment in lieu of cash for their 2019 bonuses. No such stock bonus payments were made during the year ended December 31, 2019.

During the years ended December 31, 2020 and 2019, we issued 32,651 and 8,128 shares of Common Stock as matching contributions to our 401(k) Plan which were valued at $40,000 and $20,000, respectively.

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

As of December 31, 2020, there are approximately 992,000 outstanding warrants to purchase Common Stock. The warrants are exercisable at prices ranging from $0.20 to $49.80 per share with a weighted average exercise price per share of $18.37. The warrants have remaining outstanding terms ranging from 0.2 to 14.6 years.

The following table summarizes information about our outstanding warrants as of December 31, 2020.

	Exercise Price		Number of Warrants	Expiration Date
Series HH	$49.80		15,060	6/25/2023
Series KK	38.36		19,550	3/4/2021
Series LL	0.20		218,264	8/20/2035
Series NN	30.00		550,000	3/3/2022
Series OO	0.9375		189,000	6/13/2024
Total warrants	$18.37	*	991,874

*	Weighted average exercise price.

In addition, 300 warrants to purchase MT Common Stock at $2,000 per share expired in March 2020.

c.

Common Stock Reserved: As of December 31, 2020, we have reserved 1,541,844 shares of authorized Common Stock for the exercise of all outstanding stock options and warrants, 995,000 shares for the issuance of Common Stock pursuant to the August 2020 Common Stock Purchase Agreement, and 4,319,720 shares for the issuance of Common Stock upon conversion of Series D Preferred Stock. An additional 250,000 shares of Common Stock have been reserved for issuance to Dr. Goldberg related to the Goldberg Agreement. See Notes 9 and 13.

15.	Income Taxes

As of December 31, 2020 and 2019, our deferred tax assets (“DTAs”) were approximately $45.8 million and $43.6 million, respectively. The components of our deferred tax assets are summarized as follows:

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$34,365,098	$31,966,658
R&D credit carryforwards	9,301,709	9,150,580
AMT credit carryforward	—	310,620
Stock compensation	419,654	382,016
Intangibles	616,926	610,783
Disallowed interest expense	852,338	857,648
Temporary differences	267,312	333,728
Deferred tax assets before valuation allowance	45,823,037	43,612,033
Valuation allowance	(45,823,037)	(43,301,413)
Net deferred tax assets	$—	$310,620

Current accounting standards require a valuation allowance against DTAs if, based on the weight of available evidence, it is more likely than not that some or all of the DTAs may not be realized. Due to the uncertainty surrounding the realization of these DTAs in future tax returns, all of the DTAs have been fully offset by a valuation allowance at December 31, 2020 and 2019 except the alternative minimum tax (“AMT”) credit carryforward amount described below.

In assessing the realizability of DTAs, management considers whether it is more likely than not that some portion or all of the DTAs will not be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods) and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the DTAs are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences or tax carryforwards as of December 31, 2020.

The Tax Cuts and Jobs Act (the “Tax Act”) was signed into law on December 22, 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. Consequently, we recorded a decrease related to DTAs of $26.4 million with a corresponding net adjustment to a valuation allowance of $26.4 million for the year ended December 31, 2018. The Tax Act repeals the AMT for corporations, and permits any existing AMT credit carryforwards to be used to reduce the regular tax obligation in 2018, 2019 and 2020. Companies may continue using AMT credits to offset any regular income tax liability in years 2018 through 2020, with 50% of remaining AMT credits refunded in each of the 2018, 2019 and 2020 tax years, and all remaining credits refunded in tax year 2021. This results in full realization of an existing AMT credit carryforward irrespective of future taxable income. Accordingly, the Company recorded AMT credit carryforwards of $621,000 as of December 31, 2019, 50% of which was included in prepaid and other current assets, and 50% of which was included in other noncurrent assets as of December 31, 2019. The CARES Act was signed into law on March 27, 2020 and allowed an acceleration of the full remaining AMT credit carryforward. Accordingly, the Company filed for and received the refund of all $621,000 of AMT credit carryforwards in June 2020. There are no remaining AMT credit carryforwards or corresponding DTAs recorded as of December 31, 2020.

As of December 31, 2020 and 2019, we had U.S. net operating loss carryforwards of approximately $153.3 million and $142.2 million, respectively. Of those amounts, $15.0 million relates to stock-based compensation tax deductions in excess of book compensation expense (“APIC NOLs”) as of December 31, 2020, that will be credited to additional paid-in capital when such deductions reduce taxes payable as determined on a "with-and-without" basis. Accordingly, these APIC NOLs will reduce federal taxes payable if realized in future periods, but NOLs related to such benefits are not included in the table above. As of December 31, 2017, we adopted ASU 2016-09 and thereby eliminated all APIC NOLs with a full offset to a valuation allowance.

As of December 31, 2020 and 2019, we also had state net operating loss carryforwards of approximately $20.1 million. The state net operating loss carryforwards will begin expiring in 2032.

At December 31, 2020 and 2019, we had U.S. R&D credit carryforwards of approximately $8.9 million and $8.8 million, respectively.

There were no expirations of U.S. NOL carryforwards during 2020 or 2019. U.S. R&D credit carryforwards of $72,000 and $130,000 expired during 2020 and 2019, respectively.

The details of our U.S. net operating loss and federal R&D credit carryforward amounts and expiration dates are summarized as follows:

		As of December 31, 2020
Generated	Expiration	U.S. Net Operating Loss Carryforwards	U.S. R&D Credit Carryforwards
2001	2021	$—	$39,128
2002	2022	—	5,350
2003	2023	—	2,905
2004	2024	—	22,861
2005	2025	—	218,332
2006	2026	—	365,541
2007	2027	—	342,898
2008	2028	—	531,539
2009	2029	—	596,843
2010	2030	—	1,094,449
2011	2031	—	1,950,744
2012	2032	18,898,490	468,008
2013	2033	37,450,522	681,772
2014	2034	34,088,874	816,116
2015	2035	25,073,846	492,732
2016	2036	15,581,209	262,257
2017	2037	—	387,892
2018	2038	—	197,547
2019	N/A	11,245,808	213,065
2020	N/A	11,006,921	222,842
Total carryforwards		$153,345,670	$8,912,821

Under Sections 382 and 383 of the Internal Revenue Code (“IRC”) of 1986, as amended, the utilization of U.S. net operating loss and R&D tax credit carryforwards may be limited under the change in stock ownership rules of the IRC. The Company completed a Section 382 analysis in 2020 and believes a Section 382 ownership change has occurred that would impact utilization of the Company’s net operating loss and R&D tax credit carryforwards.

Reconciliations between the statutory federal income tax rate and our effective tax rate for continuing operations are as follows:

	2020		2019
	Amount	%	Amount	%
Benefit at statutory rate	$(2,390,972)	(21.0)%	$(2,299,122)	(21.0)%
Adjustments to valuation allowance	2,521,625	22.1%	2,355,947	15.3%
Adjustments to R&D credit carryforwards	(151,129)	(1.3)%	(82,706)	6.1%
Permanent items and other	20,476	0.2%	26,588	0.3%
Provision (benefit) per financial statements	$—		$707

See Note 1(o).

16.	Segments

We report information about our operating segments using the “management approach” in accordance with current accounting standards. This information is based on the way management organizes and reports the segments within the enterprise for making operating decisions and assessing performance. Our reportable segments are identified based on differences in products, services and markets served. There were no inter-segment sales. We manage our business based on two primary types of drug products: (i) diagnostic substances, including Tc99m tilmanocept and other diagnostic applications of our Manocept platform, and (ii) therapeutic development programs, including therapeutic applications of our Manocept platform.

The information in the following tables is derived directly from each reportable segment’s financial reporting.

Year Ended December 31, 2020	Diagnostics	Therapeutics	Corporate	Total
Royalty revenue	$7,995	$—	$—	$7,995
License revenue	110,730	—	—	110,730
Grant and other revenue	482,221	314,067	—	796,288
Total revenue	600,946	314,067	—	915,013
Cost of revenue	1,048	—	—	1,048
Research and development expenses	4,593,459	336,728	—	4,930,187
Selling, general and administrative expenses, excluding depreciation and amortization (1)	299,959	800	6,323,807	6,624,566
Depreciation and amortization (2)	10,068	—	60,325	70,393
Loss from operations (3)	(4,303,588)	(23,461)	(6,384,132)	(10,711,181)
Other expense (4)	—	—	(10,510)	(10,510)
Net loss	(4,303,588)	(23,461)	(6,394,642)	(10,721,691)
Total assets, net of depreciation and amortization:
United States	$139,121	—	7,416,106	7,555,227
International	202,791	—	—	202,791
Capital expenditures	120,810	—	15,071	135,881

Year Ended December 31, 2019	Diagnostics	Therapeutics	Corporate	Total
Royalty revenue	$16,665	$—	$—	$16,665
License revenue	9,953	—	—	9,953
Grant and other revenue	384,776	246,432	—	631,208
Total revenue	411,394	246,432	—	657,826
Cost of revenue	6,667	—	—	6,667
Research and development expenses, excluding depreciation and amortization	4,795,445	542,822	—	5,338,267
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	16,990	6,113,907	6,130,897
Depreciation and amortization (2)	—	—	144,512	144,512
Loss from operations (3)	(4,390,718)	(313,380)	(6,258,419)	(10,962,517)
Other income (4)	—	—	17,675	17,675
Provision for income taxes	(284)	(20)	(403)	(707)
Loss from continuing operations	(4,391,002)	(313,400)	(6,241,147)	(10,945,549)
Loss from discontinued operations, net of tax effect	(2,665)	—	—	(2,665)
Net loss	(4,393,666)	(313,400)	(6,241,147)	(10,948,214)
Total assets, net of depreciation and amortization:
United States	$55,229	$31,449	$4,064,228	$4,150,906
International	—	—	—	—
Capital expenditures	—	—	1,258	1,258

(1)

General and administrative expenses, excluding depreciation and amortization, represent costs that relate to the general administration of the Company and as such are not currently allocated to our individual reportable segments, other than those expenses directly incurred by Navidea Europe, Navidea UK and MT.

(2)	Depreciation and amortization are reflected in selling, general and administrative expenses ($70,393 and $144,512 for the years ended December 31, 2020 and 2019, respectively).
(3)

Loss from operations does not reflect the allocation of certain selling, general and administrative expenses, excluding depreciation and amortization, to our individual reportable segments, other than those expenses directly incurred by Navidea Europe, Navidea UK and MT.

(4)	Amounts consist primarily of interest income and interest expense, which are not currently allocated to our individual reportable segments.

17.	Material Agreements

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

In connection with the March 2017 closing of the Asset Sale to Cardinal Health 414, the Company amended and restated its Tc99m tilmanocept license agreement with UCSD pursuant to which UCSD granted a license to the Company to exploit certain intellectual property rights owned by UCSD and, separately, Cardinal Health 414 entered into a license agreement with UCSD pursuant to which UCSD granted a license to Cardinal Health 414 to exploit certain intellectual property rights owned by UCSD for Cardinal Health 414 to sell Tc99m tilmanocept in the United States, Canada and Mexico. Total costs related to the UCSD license agreement for net sales and royalties of Tc99m tilmanocept outside the United States, Canada and Mexico were $1,000 and $2,000 in 2020 and 2019, respectively, and were recorded in cost of revenue. Total costs related to the UCSD license agreement for annual maintenance fees, milestones and patent-related costs were $34,000 and $191,000 in 2020 and 2019, respectively, and were recorded in research and development expenses.

In July 2014, the Company executed an expanded license agreement for the exclusive world-wide rights to all diagnostic and therapeutic uses of tilmanocept (other than Tc99m tilmanocept used in lymphatic mapping). The license agreement is effective until the third anniversary of the expiration date of the longest-lived underlying patent. Under the terms of the license agreement, UCSD has granted us the exclusive rights to make, use, sell, offer for sale and import licensed products as defined in the agreement and to practice the defined licensed methods during the term of the agreement. We may also sublicense the patent rights, subject to certain sublicense terms as defined in the agreement. As consideration for the license rights, we agreed to pay UCSD a license issue fee of $25,000 and license maintenance fees of $25,000 per year. We also agreed to make payments to UCSD upon successfully reaching certain clinical, regulatory and cumulative sales milestones, and a royalty on net sales of licensed products subject to a $25,000 minimum annual royalty. In addition, we agreed to reimburse UCSD for all patent-related costs and to meet certain diligence targets. Total costs related to the UCSD license agreement for tilmanocept were $275,000 and $355,000 in 2020 and 2019, respectively, and were recorded in research and development expenses.

b.

Employment Agreements: As of December 31, 2020, we had an employment agreement with one of our senior officers. The employment agreement contains termination and/or change in control provisions that would entitle the officer to approximately five times his annual salary and vest outstanding restricted stock and options to purchase Common Stock if there is a termination without cause or change in control of the Company (as defined) and his employment terminates. As of December 31, 2020, our maximum contingent liability under this agreement in such an event is approximately $2.5 million. The employment agreement also provides for severance, disability and death benefits.

18.	Employee Benefit Plan

We maintain an employee benefit plan under Section 401(k) of the IRC. The plan allows employees to make contributions and we may, but are not obligated to, match a portion of the employee’s contribution with our Common Stock, up to a defined maximum. We also pay certain expenses related to maintaining the plan. We recorded expenses related to our 401(k) plan of $49,000 and $14,000 during 2020 and 2019, respectively.

19.	Supplemental Disclosure for Statements of Cash Flows

We paid interest aggregating $6,000 and $8,000 in 2020 and 2019, respectively. In February 2020, the Company amended its existing office lease and recognized a right-of-use lease asset in exchange for a lease liability of $100,432. On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842), which resulted in the recognition of operating lease right-of-use assets and related lease liabilities of approximately $407,000 on the consolidated balance sheet related to our leases that were previously classified as operating leases. During 2020, we issued 94,159 shares of our common stock valued at $172,000 to our employees as partial payment in lieu of cash for their 2019 bonuses. During 2020 and 2019, we issued 32,651 and 8,128 shares of Common Stock, respectively, as matching contributions to our 401(k) Plan which were valued at $40,000 and $20,000, respectively. In November 2020, we prepaid $442,000 of insurance premiums through the issuance of a note payable to IPFS with an interest rate of 3.5%. In November 2019, we prepaid $349,000 of insurance premiums through the issuance of a note payable to FIF with an interest rate of 5.0%. During 2020, 411,000 Series OO warrants to purchase the Company’s common stock were exercised on a cashless basis in exchange for issuance of 300,595 shares of Navidea Common Stock. During 2020, the Company recorded a deemed dividend of approximately $467,000 related to the BCF on 420,000 shares of Series C Preferred Stock, and 420,000 shares of Series C Preferred Stock were converted into 1,425,076 shares of Common Stock. Also during 2020, the Company recorded a deemed dividend of approximately $197,000 related to the BCF on 17,750 shares of Series D Preferred Stock, and 17,750 shares of Series D Preferred Stock were converted into 827,280 shares of Common Stock.

20.	Subsequent Events

The Company has evaluated events and transactions subsequent to December 31, 2020 and through the date these consolidated financial statements were included in this Annual Report on Form 10-K and filed with the SEC.

a.

Series D Preferred Stock:  On August 31, 2020, the Company entered into the Series D Preferred Stock Purchase Agreement with Keystone pursuant to which the Company agreed to issue to Keystone 150,000 shares of newly-designated Series D Preferred Stock for an aggregate purchase price of $15.0 million. Of this amount, approximately $1.8 million was received and the related 17,750 shares of Series D Preferred Stock were issued during 2020. These 17,750 shares were subsequently converted into 827,280 shares of Common Stock during 2020. An additional $2.9 million was received and the related 29,250 shares of Series D Preferred Stock were issued during the period beginning on January 1, 2021 and ending on the date of filing of this Annual Report on Form 10-K. These 29,250 shares of Series D Preferred Stock were subsequently converted into 1,375,089 shares of Common Stock during the period beginning on January 1, 2021 and ending on the date of filing of this Annual Report on Form 10-K. In accordance with current accounting guidance, $2.9 million of stock subscriptions receivable was included in stock subscriptions and other receivables, and approximately $10.3 million was included in preferred stock subscriptions receivable in the consolidated balance sheet as of December 31, 2020. See Notes 2 and 14.

b.

Series E Preferred Stock:  On March 2, 2021, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent with an existing accredited investor, John K. Scott, Jr. pursuant to which the Company issued to Mr. Scott in a private placement transaction 50,000 shares of newly-designated Series E Preferred Stock for an aggregate purchase price of $5.0 million. The Series E Preferred Stock will be convertible into a maximum of 2,173,913 shares of Common Stock. See Note 2.