Form 10-Q
period 2021-03-31
NAVIDEA BIOPHARMACEUTICALS, INC.
filed 2021-05-13
CIK 810509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,025,412 shares of common stock, par value $.001 per share (as of the close of business on May 7, 2021).

NAVIDEA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	Financial Statements	2

	Condensed Consolidated Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2020	2

	Condensed Consolidated Statements of Operations for the Three-Month Periods Ended March 31, 2021 and 2020 (unaudited)	4

	Condensed Consolidated Statements of Stockholders’ Equity for the Three-Month Periods Ended March 31, 2021 and 2020 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2021 and 2020 (unaudited)	7

	Notes to the Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

	Forward-Looking Statements	25

	The Company	25

	Technology and Product Candidates	26

	Outlook	29

	Results of Operations	30

	Liquidity and Capital Resources	30

	Off-Balance Sheet Arrangements	32

	Recent Accounting Standards	32

	Critical Accounting Policies	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

	Disclosure Controls and Procedures	34

	Changes in Control Over Financial Reporting	34

PART II – Other Information

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 6.	Exhibits	35

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,507,319	$2,670,495
Stock subscriptions and other receivables	583,733	2,987,319
Inventory	166,242	169,798
Prepaid expenses and other	570,745	700,716
Total current assets	8,828,039	6,528,328
Property and equipment	845,379	845,379
Less accumulated depreciation and amortization	722,297	713,217
Property and equipment, net	123,082	132,162
Right-of-use lease assets	458,280	458,280
Less accumulated amortization	238,563	208,185
Right-of-use lease assets, net	219,717	250,095
License agreements, patents and trademarks	815,335	747,863
Less accumulated amortization	136,290	127,622
License agreements, patents and trademarks, net	679,045	620,241
Other assets	227,192	227,192
Total assets	$10,077,075	$7,758,018

(continued)

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

	March 31, 2021	December 31, 2020
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,234,120	$1,161,717
Accrued liabilities and other	2,429,822	2,512,994
Notes payable	190,550	745,443
Lease liabilities, current	304,262	294,951
Total current liabilities	4,158,754	4,715,105
Lease liabilities	209,439	296,006
Deferred revenue	700,000	700,000
Total liabilities	5,068,193	5,711,111
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding as of March 31, 2021 and December 31, 2020	—	—
Series D preferred stock subscribed; $.001 par value, 100,500 and 103,000 shares subscribed as of March 31, 2021 and December 31, 2020, respectively	101	132
Series D preferred stock subscriptions receivable	(9,550,000)	(10,300,000)
Series E preferred stock; $.001 par value, 50,000 shares authorized; 50,000 and 0 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	50	—
Common stock; $.001 par value; 300,000,000 shares authorized; 28,706,187 and 27,149,691 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	219,703	218,146
Common stock subscribed; $.001 par value, 995,000 shares subscribed as of March 31, 2021 and December 31, 2020, respectively	995	995
Common stock subscriptions receivable	(4,975,000)	(4,975,000)
Additional paid-in capital	380,605,305	375,428,014
Accumulated deficit	(362,023,573)	(359,056,683)
Total Navidea stockholders' equity	4,277,581	1,315,604
Noncontrolling interest	731,301	731,303
Total stockholders’ equity	5,008,882	2,046,907
Total liabilities and stockholders’ equity	$10,077,075	$7,758,018

See accompanying notes to condensed consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Royalty revenue	$—	$15,221
License revenue	22,486	—
Grant and other revenue	101,251	141,051
Total revenue	123,737	156,272
Cost of revenue	—	609
Gross profit	123,737	155,663
Operating expenses:
Research and development	1,222,754	999,269
Selling, general and administrative	2,230,745	1,827,754
Total operating expenses	3,453,499	2,827,023
Loss from operations	(3,329,762)	(2,671,360)
Other income (expense):
Interest expense, net	(2,875)	(2,372)
Gain on extinguishment of debt	366,000	—
Other, net	(255)	124
Total other income (expense), net	362,870	(2,248)
Net loss	(2,966,892)	(2,673,608)
Less (loss) income attributable to noncontrolling interest	(2)	2
Net loss attributable to common stockholders	$(2,966,890)	$(2,673,610)

Loss attributable to common stockholders per common share (basic and diluted)	$(0.11)	$(0.13)
Weighted average shares outstanding	28,066,296	20,203,636

See accompanying notes to condensed consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

For the Three Months Ended March 31, 2021
	Preferred Stock		Preferred Stock Subscribed		Preferred Stock Subscriptions	Common Stock Issued		Common Stock Subscribed		Common Stock Subscriptions	Additional Paid-In	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Receivable	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Total
Balance, January 1, 2021	-	$-	132,250	$132	$(10,300,000)	27,149,691	$218,146	995,000	$995	$(4,975,000)	$375,428,014	$(359,056,683)	$731,303	$2,046,907
Issued restricted stock	-	-	-	-	-	12,500	13	-	-	-	-	-	-	13
Issued stock to 401(k) plan	-	-	-	-	-	30,018	30	-	-	-	76,816	-	-	76,846
Issued Series D Preferred Stock	31,750	32	(31,750)	(31)	250,000	-	-	-	-	-	-	-	-	250,001
Issued stock upon conversion of Series D Preferred Stock	(31,750)	(32)	-	-	-	1,513,978	1,514	-	-	-	(1,482)	-	-	-
Series D Preferred Stock subscribed	-	-	-	-	500,000	-	-	-	-	-	-	-	-	500,000
Issued Series E Preferred Stock, net of issuance costs	50,000	50	-	-	-	-	-	-	-	-	4,980,659	-	-	4,980,709
Stock compensation expense	-	-	-	-	-	-	-	-	-	-	121,298	-	-	121,298
Comprehensive loss:
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,966,890)	(2)	(2,966,892)
Total comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,966,892)
Balance, March 31, 2021	50,000	$50	100,500	$101	$(9,550,000)	28,706,187	$219,703	995,000	$995	$(4,975,000)	$380,605,305	$(362,023,573)	$731,301	$5,008,882

(continued)

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(unaudited) (continued)

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

See accompanying notes to condensed consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,966,892)	$(2,673,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,748	16,843
Non-cash lease expense	30,378	30,223
Stock compensation expense	121,298	39,246
Gain on extinguishment of debt	(366,000)	—
Value of stock issued to 401(k) plan for employer matching contributions	76,846	—
Value of stock issued in payment of employee bonuses	—	64,511
Value of stock issued in payment of services	—	4,801
Changes in operating assets and liabilities:
Receivables	(21,414)	860,917
Inventory	3,556	—
Prepaid expenses and other assets	129,970	127,922
Accounts payable	72,403	342,214
Accrued and other liabilities	(83,171)	305,375
Lease liabilities	(77,256)	(69,768)
Net cash used in operating activities	(3,062,534)	(951,324)
Cash flows from investing activities:
Payments for purchases of equipment	—	(6,460)
Patent and trademark costs	(67,472)	(57,984)
Net cash used in investing activities	(67,472)	(64,444)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, including stock subscriptions receivable	8,175,000	—
Payment of preferred stock issuance costs	(19,290)	—
Proceeds from issuance of common stock	13	850,000
Payment of common stock issuance costs	—	(150,000)
Principal payments on notes payable	(188,893)	(130,036)
Net cash provided by financing activities	7,966,830	569,964
Net increase (decrease) in cash and cash equivalents	4,836,824	(445,804)
Cash and cash equivalents, beginning of period	2,670,495	1,047,159
Cash and cash equivalents, end of period	$7,507,319	$601,355

See accompanying notes to condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies

a.

Basis of Presentation: The information presented as of March 31, 2021 and for the three-month periods ended March 31, 2021 and 2020 is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Navidea Biopharmaceuticals, Inc. (“Navidea”, the “Company,” or “we”) believes to be necessary for the fair presentation of results for the periods presented. Certain prior period amounts also have been reclassified to conform to the current year’s presentation. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The balances as of March 31, 2021 and the results for the interim periods are not necessarily indicative of results to be expected for the year. The consolidated financial statements should be read in conjunction with Navidea’s audited consolidated financial statements for the year ended December 31, 2020, which were included as part of our Annual Report on Form 10-K.

Our consolidated financial statements include the accounts of Navidea and our wholly owned subsidiaries, Navidea Biopharmaceuticals Europe Limited (“Navidea Europe”) and Navidea Biopharmaceuticals Limited (“Navidea UK”), as well as those of our majority-owned subsidiary, Macrophage Therapeutics, Inc. (“MT”). All significant inter-company accounts were eliminated in consolidation.

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

(2)

Notes payable: The carrying value of our debts as of March 31, 2021 and December 31, 2020 primarily consisted of the face amount of the notes plus accrued interest. As of March 31, 2021 and December 31, 2020, the fair value of our notes payable was approximately $191,000 and $745,000, both amounts equal to the carrying value of the notes payable. See Note 9.

c.

Revenue Recognition: We currently generate revenue from grants to support various product development initiatives. We generally recognize grant revenue when expenses reimbursable under the grants have been paid and payments under the grants become contractually due.

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

d.

Leases: All of our leases are operating leases and are included in right-of-use lease assets, current lease liabilities and noncurrent lease liabilities on our consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rates or implicit rates, when readily determinable. The discount rates used for each lease were based principally on the Platinum debt, which was secured and outstanding for most of 2018. We used a “build-up” method where the approach was to estimate the risk/credit spread priced into the debt rate and then adjust that for the remaining term of each lease. Additionally, some market research was completed on the Company’s peer group. Short-term operating leases which have an initial term of 12 months or less are not recorded on the consolidated balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense is included in selling, general and administrative expenses on our consolidated statements of operations. See Note 10.

e.

Series D and Series E Convertible Preferred Stock: The Company evaluated the provisions of the Series D and Series E Preferred Stock under Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, ASC 815, Derivatives and Hedging, ASC 470, Debt, and Accounting Series Release (“ASR”) 268, Presentation in Financial Statements of “Redeemable Preferred Stocks.” Based on this evaluation, the Company determined that neither the Series D nor Series E Preferred Stock is a mandatorily redeemable financial instrument and any obligation to issue a variable number of shares of Common Stock is not unconditional. Accordingly, the Series D and Series E Preferred Stock should be classified as equity. Neither the embedded conversion option nor the embedded call option meet the criteria to be separated from the Series D or Series E Preferred stock and thus these features should not be bifurcated and accounted for as derivatives. Additionally, the Series D Preferred Stock contains a beneficial conversion feature (“BCF”). Prior to the adoption of Accounting Standards Update (“ASU”) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, effective January 1, 2021, the BCF resulted in an increase to additional paid-in capital and a discount on the Series D Preferred Stock. The discount on the Series D Preferred Stock was considered to be fully amortized at the date of issuance because the Series D Preferred Stock is immediately convertible, resulting in a deemed dividend at the date of issuance for the amount of the BCF. Finally, the Company determined that the Series D and Series E Preferred Stock does not contain conversion features that could result in the Company being required to redeem a portion of the shares converted, thus the Series D and Series E Preferred Stock should not be classified in mezzanine equity. See Note 12.

f.

Recently Adopted Accounting Standards: In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to improve consistent application and simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance. ASU 2019-12 is effective for annual and interim reporting periods beginning after December 12, 2020, with early adoption permitted. The adoption of ASU 2019-12 did not have a material impact on our consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 was issued to reduce the complexity associated with accounting for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock and improves the disclosures for convertible instruments and related earnings-per-share (“EPS”) guidance. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related EPS guidance. ASU 2020-06 is effective for public business entities except smaller reporting companies for annual and interim reporting periods beginning after December 15, 2021, and for annual and interim reporting periods beginning after December 15, 2023 for all other entities. Early adoption is permitted, but the guidance must be adopted as of the beginning of a fiscal year. We adopted ASU 2020-06 effective January 1, 2021 using the modified retrospective method. The adoption of ASU 2020-06 did not result in a cumulative effect adjustment to retained earnings.

g.

Recently Issued Accounting Standards: In May 2021, the FASB Issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 was issued to clarify and reduce diversity in an issuer’s accounting for modifications or exchange of freestanding equity-classified written call options (for example, warrants) that remain equity-classified after modification or exchange. ASU2 021-04 requires that an entity treat a modification or exchange of a freestanding equity-classified written call option that remains equity-classified after modification or exchange be treated as an exchange of the original instrument for a new instrument. ASU2021-04 also clarifies how an entity should measure and recognize the effect of a modification or exchange of a freestanding equity-classified written call option that remains equity-classified after modification or exchange. ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and should be implemented prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including in an interim period. We do not expect the adoption of ASU 2021-04 to have a material impact on our consolidated financial statements.

2.	Liquidity

As disclosed in the notes to the financial statements included in the Company’s Annual Report on Form 10-K, the Company has been engaged in litigation with Platinum-Montaur Life Sciences LLC (“Platinum-Montaur”), an affiliate of Platinum Management (NY) LLC, Platinum Partners Value Arbitrage Fund L.P., Platinum Partners Capital Opportunity Fund, Platinum Partners Liquid Opportunity Master Fund L.P., Platinum Liquid Opportunity Management (NY) LLC, and Montsant Partners LLC (collectively, “Platinum”), in which Platinum-Montaur was seeking damages of approximately $1.9 million plus interest.  See Note 11.

In addition, the Company is engaged in ongoing litigation with our former President and Chief Executive Officer, Dr. Michael Goldberg. See Notes 7 and 11.

The Company has also been engaged in ongoing litigation with Capital Royalty Partners II L.P. (“CRG”) and pursuing recovery of approximately $4.3 million and other damages. See Note 11.

On August 30, 2020, the Company entered into a Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with each of the investors named therein (the “Investors”), pursuant to which the Investors agreed to purchase from the Company, up to $25.0 million in shares of the Company’s common stock, par value $0.001 per share (“Common Stock”). As of the date of filing of this Quarterly Report on Form 10-Q, we have received only $25,000 of the $5.0 million that is currently owed under the Common Stock Purchase Agreement. We are continuing to evaluate our rights and remedies under that agreement. See Note 12.

On August 31, 2020, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent (the “Series D Preferred Stock Purchase Agreement”) with Keystone pursuant to which the Company agreed to issue to Keystone 150,000 shares of newly-designated Series D Redeemable Convertible Preferred Stock (the “Series D Preferred Stock”) for an aggregate purchase price of $15.0 million. Pursuant to the Series D Preferred Stock Purchase Agreement, Keystone will purchase Series D Preferred Stock in amounts to be determined by Keystone in one or more closings. The Series D Preferred Stock will be convertible into a maximum of 5,147,000 shares of Common Stock. As of the date of filing of this Quarterly Report on Form 10-Q, $5.5 million has been received under the Series D Preferred Stock Purchase Agreement. See Notes 12 and 17.

On March 2, 2021, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent (the “Series E Preferred Stock Purchase Agreement”) with an existing accredited investor, John K. Scott, Jr. pursuant to which the Company issued to Mr. Scott in a private placement transaction 50,000 shares of newly-designated Series E Redeemable Convertible Preferred Stock (the “Series E Preferred Stock”) for an aggregate purchase price of $5.0 million. The Series E Preferred Stock is convertible into a maximum of 2,173,913 shares of Common Stock. As of the date of filing of this Quarterly Report on Form 10-Q, none of the Series E Preferred Stock has been converted. See Note 12.

Navidea intends to use the net proceeds from these transactions to fund its research and development programs, including continued advancement of its two Phase 2b and Phase 3 clinical trials of Tc99m tilmanocept in patients with rheumatoid arthritis, and for general working capital purposes and other operating expenses.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. Among the provisions contained in the CARES Act was the creation of the Paycheck Protection Program (“PPP”) that provides for Small Business Administration (“SBA”) Section 7(a) loans for qualified small businesses. PPP loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt.  On May 18, 2020, Fifth Third Bank (the “Lender”) funded a loan to the Company in the amount of $366,000 under the SBA’s PPP (the “PPP Loan”). In accordance with the loan forgiveness requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs, rent and utilities. On February 23, 2021, the Lender notified the Company that the entire PPP Loan amount of $366,000 was forgiven. See Note 9.

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

The Company has experienced recurring net losses and has used significant cash to fund its operations. The Company has considerable discretion over the extent of development project expenditures and has the ability to curtail the related cash flows as needed. The Company also has funds remaining under outstanding grant awards, and continues working to establish new sources of funding, including collaborations, potential equity investments, and additional grant funding that can augment the balance sheet. Based on our committed equity investments, current working capital, and our projected cash burn, management believes that the Company will be able to continue as a going concern for a period of one year from the filing of this Quarterly Report on Form 10-Q.

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

During the three-month periods ended March 31, 2021 and 2020, the Company recognized revenue from contracts with customers of approximately $22,000 and $15,000, respectively. During the three-month periods ended March 31, 2021 and 2020, the Company did not recognize any related impairment losses, nor did the Company recognize any revenue from performance obligations associated with long-term contracts that were satisfied (or partially satisfied) in previous periods.

The following table disaggregates the Company’s revenue from contracts with customers for the three-month periods ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Royalty revenue:
Tc99m tilmanocept - Europe	$—	$15,221

License revenue:
Tc99m tilmanocept - Europe	$22,486	$—

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

Through March 31, 2021, the Company has not capitalized any contract-related costs as contract assets.

The following table summarizes the changes in contract liabilities, the current portion of which is included in accrued liabilities and other in the consolidated balance sheets, during the three-month periods ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Total deferred revenue, beginning of period	$700,000	$700,000
Revenue recognized from satisfaction of performance obligations	—	—
Total deferred revenue, end of period	$700,000	$700,000

The Company had license revenue receivable of approximately $82,000 and $59,000 outstanding as of March 31, 2021 and December 31, 2020, respectively.

In addition to revenue from contracts from customers, we also generate revenue from National Institutes of Health (“NIH”) grants to support various product development initiatives. The revenue recognition standard applies to revenue from contracts with customers. A customer is defined as a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ongoing major or central operations in exchange for consideration. The Company’s ongoing major or central operations consist of the development and commercialization of precision immunodiagnostic agents and immunotherapeutics. The NIH and its various institutes are responsible for biomedical and public health research and provide major biomedical research funding to non-NIH research facilities and entities such as Navidea. While the Company will directly benefit from any knowledge gained from the project, there is also a public health benefit provided, which justifies the use of public funds in the form of the grants. Based on the nature of the Company’s operations and the terms of the grant awards, Navidea does not have a vendor-customer relationship with the NIH and the grant awards are outside the scope of the revenue recognition standard. Accordingly, the revenue recognition standard need not be applied to the NIH grants. During the three-month periods ended March 31, 2021 and 2020, the Company recognized grant revenue of $1,000 and $141,000, respectively.

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

Pursuant to the Termination Agreement, the parties agreed that neither owed the other any payments due under the License Agreement as of the Termination Date and that, among other things, SpePharm no longer has any right in, nor claim to, any intellectual property owned by the Company or its affiliates anywhere in the world. SpePharm also agreed to perform certain wind-down activities (the “Wind-Down Activities”) during the six-month period following the Termination Date (the “Transition Period”), which Transition Period was extended by ninety days. The Wind-Down Activities included, without limitation, SpePharm transferring to the Company or its designee(s) the regulatory approvals controlled by SpePharm or its affiliates for the purpose of marketing, distributing and selling the Products in the Licensed Territory. SpePharm also transferred to the Company certain tenders and other customer and sales contracts related to the Products. Subject to the terms of the Termination Agreement, Norgine, an affiliate of SpePharm, agreed to guarantee SpePharm’s performance of its obligations under the Termination Agreement.

4.	Stock-Based Compensation

For the three-month periods ended March 31, 2021 and 2020, our total stock-based compensation expense, which includes reversals of expense for certain forfeited or cancelled awards, was approximately $121,000 and $39,000, respectively. We have not recorded any income tax benefit related to stock-based compensation in either of the three-month periods ended March 31, 2021 and 2020.

A summary of the status of our stock options as of March 31, 2021, and changes during the three-month period then ended, is presented below.

	Three Months Ended March 31, 2021
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, January 1, 2021	549,970	$8.81	8.0	$209,280
Granted	229,500	2.54
Outstanding, March 31, 2021	779,470	$6.97	8.4	$184,320
Exercisable, March 31, 2021	201,438	$15.21	6.4	$67,841

The weighted average grant date fair value per stock option granted during the three-month period ended March 31, 2021 was $1.87. Key assumptions used in the Black-Scholes option pricing model for stock options granted during the three-month period ended March 31, 2021 were the Company’s stock price, an expected volatility rate of 90.14%, a risk-free rate of 0.67%, and an expected life of 5.97 years.

A summary of the status of our unvested restricted stock as of March 31, 2021, and changes during the three-month period then ended, is presented below.

	Three Months Ended March 31, 2021
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested, January 1, 2021	60,000	$2.90
Granted	12,500	2.28
Vested	(10,000)	1.06
Unvested, March 31, 2021	62,500	$3.07

As of March 31, 2021, there was approximately $595,000 of total unrecognized compensation expense related to unvested stock-based awards, which we expect to recognize over the remaining weighted average vesting term of 1.6 years.

5.	Loss Per Share

Basic loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares. Diluted loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company include convertible preferred stock, options and warrants.

Diluted loss per common share for the three-month periods ended March 31, 2021 and 2020 excludes the effects of 1,173,762 and 1,515,164 common share equivalents, respectively, since such inclusion would be anti-dilutive. The excluded shares consist of common shares issuable upon exercise of outstanding stock options and warrants.

The Company’s unvested restricted stock awards contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”). Therefore, the unvested restricted stock awards are required to be included in the number of shares outstanding for both basic and diluted earnings per share calculations. However, due to our loss from continuing operations, 62,500 and 10,000 shares of unvested restricted stock for the three-month periods ended March 31, 2021 and 2020, respectively, were excluded in determining basic and diluted loss per share from continuing operations because such inclusion would be anti-dilutive.

6.	Inventory

The components of inventory as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021	December 31, 2020
Materials	$77,750	$77,750
Finished goods	88,492	92,048
Total inventory	$166,242	$169,798

During the three-month period ended March 31, 2021, we allocated $4,000 of finished goods inventory for use in clinical trials. This transaction was recorded in research and development expense in the consolidated statements of operations.

7.	Investment in Macrophage Therapeutics, Inc.

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

On August 24, 2020, in connection with Dr. Goldberg’s motion for advancement, the District Court adopted the Magistrate Judge’s report and recommendation and found that while Dr. Goldberg was not being granted advancement of fees and expenses incurred in connection with either the Delaware Action or the assertion of third-party claims against MT, the District Court ruled that Dr. Goldberg was entitled to advancement for the defense of the remaining claims asserted against him by Navidea in the New York action. Dr. Goldberg is also asking the Court to accelerate the timeline by which advancement will occur, and to expand the scope of issues to which Dr. Goldberg would be entitled to advancement, and is seeking to hold Navidea in contempt for failing to advance fees to date. The Company has opposed Dr. Goldberg’s requests.

On April 21, 2021, the Magistrate Judge issued her report and recommended that: (1) Dr. Goldberg only be awarded $14,955 for indemnification for his attorneys’ fees; (2) Dr. Goldberg only be advanced $1,237.50 for his attorneys’ fees subject to repayment; (3) Navidea should not be required to indemnify or advance any of the costs sought by Dr. Goldberg; (4) Dr. Goldberg is not entitled to advancement for the prosecution of his counterclaims and third-party claims; (5) Dr .Goldberg’s motion to hold Navidea in contempt be denied; and (6) Navidea should not be required to advance any additional fees or costs unless Dr. Goldberg presents his time records and costs in compliance with the District Court’s orders.  On May 5, 2021, Dr. Goldberg filed his objections to the Magistrate Judge’s order and Navidea will respond on May 19, 2021.  The District Court will rule upon the objections.

Fact discovery in the New York Action has been completed and the parties and the Court anticipate meeting in the future to address remaining case deadlines.

Delaware Litigation Involving Dr. Goldberg

On February 20, 2019, MT initiated a suit against Dr. Goldberg in the Court of Chancery of the State of Delaware (the “Delaware Court”), alleging, among other things, breach of fiduciary duty as a director and officer of MT and conversion, and to obtain a declaratory judgment that the transactions Dr. Goldberg caused MT to effect are void. On June 12, 2019, the Delaware Court found that Dr. Goldberg’s actions were not authorized in compliance with the Delaware General Corporation Law. Specifically, the Delaware Court found that Dr. Goldberg’s creation of a new subsidiary of MT and the purported assignment by Dr. Goldberg of MT’s intellectual property to that subsidiary were void. The Delaware Court’s ruling follows the order on May 23, 2019 in the case, in which it found Dr. Goldberg in contempt of its prior order holding Dr. Goldberg responsible for the payment of MT’s fees and costs to cure the damages caused by Dr. Goldberg’s contempt. MT’s claims for breach of fiduciary duty and conversion against Dr. Goldberg remain pending. As a result of the Delaware Court’s ruling and Navidea’s prior termination of the sublicense between itself and MT, all of the intellectual property related to the Manocept platform is now directly controlled by Navidea. A trial on MT’s claims against Goldberg for breach of fiduciary duty and conversion was held on December 1 through December 3, 2020. The Delaware Court requested post-trial briefing and a post-trial hearing. In addition, Dr. Goldberg filed two additional requests for relief – one seeking to hold MT’s directors in contempt and one seeking to challenge the appointment of certain individuals to the MT Board. MT opposed Dr. Goldberg’s filings. The Delaware Court conducted oral argument on all remaining issues on March 16, 2021 and indicated that a written opinion will be forthcoming.

Derivative Action Involving Dr. Goldberg

On July 26, 2019, Dr. Goldberg served shareholder demands on the Boards of Directors of Navidea and MT repeating many of the claims made in the lawsuits described above. On or about November 20, 2019, Dr. Goldberg commenced a derivative action purportedly on behalf of MT in the District Court against Dr. Claudine Bruck, Y. Michael Rice, and Jed Latkin alleging a claim for breach of fiduciary duty based on the actions alleged in the demands. On April 3, 2020, Dr. Goldberg dismissed the derivative action in New York without prejudice, and the Court approved the dismissal. Dr. Goldberg retains the ability to re-file the action in Delaware. Dr. Goldberg has not yet re-filed his derivative complaint. See Notes 2 and 11.

8.	Accounts Payable, Accrued Liabilities and Other

Accounts payable as of March 31, 2021 and December 31, 2020 includes an aggregate of $78,000 and $66,000, respectively, due to related parties for director fees. Accrued liabilities and other as of March 31, 2021 and December 31, 2020 includes an aggregate of $457,000 and $755,000, respectively, due to related parties for accrued bonuses, benefits and termination costs.

9.	Notes Payable

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

IPFS Corporation

In November 2020, we prepaid $442,000 of insurance premiums through the issuance of a note payable to IPFS Corporation (“IPFS”) with an interest rate of 3.5%. The note is payable in seven monthly installments of $64,000, with the final payment due in June 2021.

Interest expense related to the IPFS note payable totaled $3,000 during the three-month period ended March 31, 2021. The balance of the IPFS note was approximately $191,000 as of March 31, 2021, and was included in notes payable, current in the consolidated balance sheets.

Paycheck Protection Program

The CARES Act was enacted on March 27, 2020. Among the provisions contained in the CARES Act was the creation of the PPP that provides for SBA loans for qualified small businesses. PPP loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt.  On May 18, 2020, the Lender funded the PPP Loan to the Company in the amount of $366,000. In accordance with the loan forgiveness requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs, rent and utilities. On February 23, 2021, the Lender notified the Company that the entire PPP Loan amount of $366,000 has been forgiven. See Note 2.

Summary

During the three-month periods ended March 31, 2021 and 2020, we recorded interest expense of $3,000 in both periods related to our notes payable.

10.	Leases

We currently lease approximately 5,000 square feet of office space at 4995 Bradenton Avenue, Dublin, Ohio, as our principal offices, at a monthly base rent of approximately $3,000. The current least term expires in June 2023.

In addition, we currently lease approximately 25,000 square feet of office space at 5600 Blazer Parkway, Dublin, Ohio, formerly our principal offices, at a monthly base rent of approximately $27,000 in 2021. The current lease term expires in October 2022 with an option to extend for an additional five years. The Company does not intend to renew this lease. In June 2017, the Company executed a sublease arrangement for the Blazer Parkway space, providing for monthly sublease payments to Navidea of approximately $39,000 through October 2022.

We also currently lease a vehicle at a monthly payment of approximately $300, expiring in September 2021, and office equipment at a monthly payment of approximately $100, expiring in October 2024.

Total operating lease expense was $46,000 and $51,000 for the three-month periods ended March 31, 2021 and 2020, respectively, and was recorded in selling, general and administrative expenses on our consolidated statements of operations.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of March 31, 2021.

Maturity of Lease Liabilities	Operating Lease Payments
2021 (remaining)	$251,842
2022	291,111
2023	19,699
2024	1,355
Total undiscounted operating lease payments	564,007
Less imputed interest	50,306
Present value of operating lease liabilities	$513,701

Balance Sheet Classification
Current lease liabilities	$304,262
Noncurrent lease liabilities	209,439
Total operating lease liabilities	$513,701

Other Information
Weighted-average remaining lease term for operating leases (years)	1.6
Weighted-average discount rate for operating leases	10.9%

Cash paid for amounts included in the present value of operating lease liabilities was $93,000 and $91,000 during the three-month periods ended March 31, 2021 and 2020, respectively, and is included in operating cash flows.

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

CRG Litigation

As disclosed in the notes to the financial statements included in the Company’s Annual Report on Form 10-K, the Company has been engaged in ongoing litigation with CRG, in its capacity as a lender and as control agent for other affiliated lenders party to the CRG Loan Agreement (collectively, the “CRG Lenders”), in the District Court of Harris County, Texas (the “Texas Court”) relating to CRG’s claims of default under the terms the CRG Loan Agreement. Following a trial in December 2017, the Texas Court ruled that the Company’s total obligation to CRG was in excess of $66.0 million, limited to $66.0 million under the Global Settlement Agreement dated March 3, 2017. The Texas Court acknowledged only the $59.0 million payment made in March 2017, concluding that the Company owed CRG another $7.0 million, however the Texas Court did not expressly take the Company’s June 2016 payment of $4.1 million into account and awarded, as part of the $66.0 million, amounts that had already been paid as part of the $4.1 million. The Company believes that this $4.1 million should be credited against the $7.0 million and has appealed the Texas Court’s judgment. The Court of Appeals dismissed the Company’s appeal without reaching the merits due to a contractual waiver of appeal.

On April 9, 2018, CRG drew approximately $7.1 million on the Cardinal Health 414, LLC (“Cardinal Health 414”) letter of credit.  These were funds to which Navidea would otherwise have been entitled. This was in addition to the $4.1 million and the $59.0 million that Navidea had previously paid to CRG.

The Company has also been engaged in ongoing litigation with CRG in the Court of Common Pleas of Franklin County, Ohio related to Navidea’s claims that the CRG Lenders fraudulently induced Navidea to enter into a settlement agreement and breached the terms of the same through certain actions taken by the CRG Lenders in connection with the Global Settlement Agreement, pursuant to which Navidea agreed to pay up to $66.0 million to the CRG Lenders, as well as through actions and misrepresentations by CRG after the Global Settlement Agreement was executed.  The claims in that suit are for breach of contract, conversion and unjust enrichment against the CRG Lenders for their collection of more than $66.0 million, the maximum permitted under the Global Settlement Agreement, and their double recovery of amounts paid as part of the $4.1 million paid in June 2016 and recovered again as part of the $66.0 million. CRG’s double recovery and recovery of more than $66.0 million are due to CRG drawing the entire $7.1 million on the Cardinal Health 414 letter of credit. The CRG Lenders sought a Writ of Prohibition in the Ohio Supreme Court to prevent this case from moving forward, which was denied, and proceedings resumed in front of the Ohio Court. Following an unsuccessful mediation on May 7, 2019, Navidea moved for summary judgment on June 28, 2019.  On November 27, 2019, the Ohio Court found that when CRG collected more than $66.0 million, they took an excess recovery and breached the Global Settlement Agreement. The Ohio Court awarded approximately $4.3 million to Navidea, plus statutory interest from April 9, 2018, the date CRG drew on the Cardinal Health 414 letter of credit. The Ohio Court also found that there was no unjust enrichment or conversion by CRG since this was a matter of contract and only contract damages were appropriate. The decision was a final appealable order and terminated the case before the Ohio Court. On December 5, 2019, CRG filed a notice of appeal with Ohio’s 10th District Court of Appeals regarding the judgment in favor of Navidea. The briefing of the appeal concluded on March 27, 2020, and oral argument on the appeal was held on September 23, 2020. On March 16, 2021, Ohio’s 10th District Court of Appeals issued a decision which reversed the Ohio Court’s November 27, 2019 ruling that CRG breached the Global Settlement Agreement and its award of $4.3 million plus statutory interest to Navidea. The Ohio Court of Appeals held that the Ohio Court did not have jurisdiction to adjudicate Navidea’s claims and therefore did not rule on the factual merits of Navidea’s claims regarding CRG’s recovery in excess of the contractually agreed maximum amount. On April 30, 2021, Navidea filed a notice of appeal of the Ohio Court of Appeals’ decision to the Ohio Supreme Court along with a memorandum in support of jurisdiction.  The Ohio Supreme Court has discretion to accept or not accept the appeal and the outcome of their decision with respect to acceptance remains unknown.

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

On August 24, 2020, in connection with Dr. Goldberg’s motion for advancement, the District Court adopted the Magistrate Judge’s report and recommendation and found that while Dr. Goldberg was not being granted advancement of fees and expenses incurred in connection with either the Delaware Action or the assertion of third-party claims against MT, the District Court ruled that Dr. Goldberg was entitled to advancement for the defense of the remaining claims asserted against him by Navidea in the New York action. Dr. Goldberg is also asking the Court to accelerate the timeline by which advancement will occur, and to expand the scope of issues to which Dr. Goldberg would be entitled to advancement, and is seeking to hold Navidea in contempt for failing to advance fees to date. The Company has opposed Dr. Goldberg’s requests.

On April 21, 2021, the Magistrate Judge issued her report and recommended that: (1) Dr. Goldberg only be awarded $14,955 for indemnification for his attorneys’ fees; (2) Dr. Goldberg only be advanced $1,237.50 for his attorneys’ fees subject to repayment; (3) Navidea should not be required to indemnify or advance any of the costs sought by Dr. Goldberg; (4) Dr. Goldberg is not entitled to advancement for the prosecution of his counterclaims and third-party claims; (5) Dr .Goldberg’s motion to hold Navidea in contempt be denied; and (6) Navidea should not be required to advance any additional fees or costs unless Dr. Goldberg presents his time records and costs in compliance with the District Court’s orders.  On May 5, 2021, Dr. Goldberg filed his objections to the Magistrate Judge’s order and Navidea will respond on May 19, 2021.  The District Court will rule upon the objections.

Fact discovery in the New York Action has been completed and the parties and the Court anticipate meeting in the future to address remaining case deadlines.

Delaware Litigation Involving Dr. Goldberg

On February 20, 2019, MT initiated a suit against Dr. Goldberg in the Court of Chancery of the State of Delaware, alleging, among other things, breach of fiduciary duty as a director and officer of MT and conversion, and to obtain a declaratory judgment that the transactions Dr. Goldberg caused MT to effect are void. On June 12, 2019, the Delaware Court found that Dr. Goldberg’s actions were not authorized in compliance with the Delaware General Corporation Law. Specifically, the Delaware Court found that Dr. Goldberg’s creation of a new subsidiary of MT and the purported assignment by Dr. Goldberg of MT’s intellectual property to that subsidiary were void. The Delaware Court’s ruling follows the order on May 23, 2019 in the case, in which it found Dr. Goldberg in contempt of its prior order holding Dr. Goldberg responsible for the payment of MT’s fees and costs to cure the damages caused by Dr. Goldberg’s contempt. MT’s claims for breach of fiduciary duty and conversion against Dr. Goldberg remain pending. As a result of the Delaware Court’s ruling and Navidea’s prior termination of the sublicense between itself and MT, all of the intellectual property related to the Manocept platform is now directly controlled by Navidea. A trial on MT’s claims against Goldberg for breach of fiduciary duty and conversion was held on December 1 through December 3, 2020. The Delaware Court requested post-trial briefing and a post-trial hearing. In addition, Dr. Goldberg filed two additional requests for relief – one seeking to hold MT’s directors in contempt and one seeking to challenge the appointment of certain individuals to the MT Board. MT opposed Dr. Goldberg’s filings. The Delaware Court conducted oral argument on all remaining issues on March 16, 2021 and indicated that a written opinion will be forthcoming.

Derivative Action Involving Dr. Goldberg

On July 26, 2019, Dr. Goldberg served shareholder demands on the Boards of Directors of Navidea and MT repeating many of the claims made in the lawsuits described above. On or about November 20, 2019, Dr. Goldberg commenced a derivative action purportedly on behalf of MT in the District Court against Dr. Claudine Bruck, Y. Michael Rice, and Jed Latkin alleging a claim for breach of fiduciary duty based on the actions alleged in the demands. On April 3, 2020, Dr. Goldberg dismissed the derivative action in New York without prejudice, and the Court approved the dismissal. Dr. Goldberg retains the ability to re-file the action in Delaware. Dr. Goldberg has not yet re-filed his derivative complaint. See Notes 2 and 7.

NYSE American Continued Listing Standards

Navidea must maintain compliance with NYSE American continued listing standards, including those relating to stockholders’ equity. Specifically, Sections 1003(a)(i), (ii) and (iii) of the NYSE American Company Guide (the “Guide”), the highest of such standards requiring an issuer to have stockholders’ equity of $6.0 million or more if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years. As of March 31, 2021, the Company had stockholders’ equity of approximately $4.3 million.

Even if an issuer does not meet the standards required by Sections 1003(a)(i), (ii) and (iii) of the Guide, the NYSE American will not normally consider delisting securities of an issuer that fails to meet these requirements if the issuer has (1) average global market capitalization of at least $50,000,000; or total assets and revenue of $50,000,000 in its last fiscal year, or in two of its last three fiscal years; and (2) the issuer has at least 1,100,000 shares publicly held, a market value of publicly held shares of at least $15,000,000 and 400 round lot shareholders.  As of March 31, 2021, the Company’s total market capitalization was approximately $57.7 million. However, declines in the Company’s stock price since March 31, 2021 have resulted in total market capitalization falling below $50.0 million. Therefore, we currently do not meet these exceptions and there is a risk that our Common Stock may be delisted as a result of our failure to meet the minimum stockholders' equity requirement for continued listing.

12.	Equity

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

In February 2020, the Company executed agreements with two existing investors to purchase approximately 4.0 million shares of the Company’s Common Stock for aggregate gross proceeds to Navidea of approximately $3.4 million. Of this amount, approximately $850,000 was received and the related Common Stock was issued during the first quarter of 2020. The remaining $1.7 million was received and the related Common Stock was issued during the second quarter of 2020.

On August 30, 2020, the Company entered into a Common Stock Purchase Agreement with the Investors named therein, pursuant to which the Investors agreed to purchase from the Company, up to $25.0 million in shares of the Company’s Common Stock. As of the date of filing of this Quarterly Report on Form 10-Q, $25,000 has been received under the Common Stock Purchase Agreement. In accordance with current accounting guidance, the remaining $4.975 million of stock subscriptions receivable was included in common stock subscriptions receivable in the consolidated balance sheet as of March 31, 2021. See Note 2.

On August 31, 2020, the Company entered into a Series D Preferred Stock Purchase Agreement with Keystone pursuant to which the Company agreed to issue to Keystone 150,000 shares of Series D Preferred Stock for an aggregate purchase price of $15.0 million. Pursuant to the Series D Preferred Stock Purchase Agreement, Keystone will purchase Series D Preferred Stock in amounts to be determined by Keystone in one or more closings. The Series D Preferred Stock will be convertible into a maximum of 5,147,000 shares of Common Stock.

Of the $15.0 million, approximately $5.0 million was received and the related 49,500 shares of Series D Preferred Stock were issued through March 31, 2021. These 49,500 shares were subsequently converted into 2,341,258 shares of Common Stock through March 31, 2021. Of the $5.0 million received as of March 31, 2021, approximately $3.2 million was received during the first quarter of 2021, $2.925 million of which was received prior to the filing of our Annual Report on Form 10-K for the year ended December 31, 2020. In accordance with current accounting guidance, this $2.925 million was included in stock subscriptions receivable in the consolidated balance sheet as of December 31, 2020. An additional $500,000 was received and the related 5,000 shares of Series D Preferred Stock were issued during the period beginning on April 1, 2021 and ending on the date of filing of this Quarterly Report on Form 10-Q. These 5,000 shares of Series D Preferred Stock were subsequently converted into 316,725 shares of Common Stock during the period beginning on April 1, 2021 and ending on the date of filing of this Quarterly Report on Form 10-Q. In accordance with current accounting guidance, $500,000 of stock subscriptions receivable was included in stock subscriptions and other receivables, and approximately $9.6 million was included in preferred stock subscriptions receivable in the consolidated balance sheet as of March 31, 2021. See Notes 2 and 17.

On March 2, 2021, the Company entered into a Series E Preferred Stock Purchase Agreement with an existing accredited investor, John K. Scott, Jr. pursuant to which the Company issued to Mr. Scott in a private placement transaction 50,000 shares of Series E Preferred Stock for an aggregate purchase price of $5.0 million.

Under the Series E Preferred Stock Purchase Agreement, Mr. Scott was granted a right of first offer with respect to future issuances of Company securities (the “Right of First Offer”); provided, however, that in no event shall Mr. Scott have such right if the acquisition of any of such securities would result in Mr. Scott beneficially holding more than 33.33% of the Company’s outstanding Common Stock on an as-converted basis, as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules thereunder (the “Share Cap”). In the event that Mr. Scott does not exercise the Right of First Offer, the Company will then be entitled to offer and sell the new securities to any third party at a price not less than, and upon terms no more favorable to the offeree than, those offered to Mr. Scott (a “Third Party Offering”). Pursuant to the Series E Preferred Stock Purchase Agreement, Mr. Scott also has the option to purchase up to 33.33% of the new securities offered in a Third-Party Offering at the same price and upon the terms available to the other purchaser(s) (the “Preemptive Right”); provided, however, that in no event may Mr. Scott acquire new Company securities in a Third-Party Offering to the extent the acquisition thereof would violate the Share Cap. The Right of First Offer and the Preemptive Right will expire upon the earlier of (i) December 31, 2021 or (ii) upon the voluntary or involuntary liquidation, dissolution, or winding up of the Company.

In connection with the private placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, the Company will prepare and file with the Securities and Exchange Commission (the “SEC”) one or more registration statements to register for resale the maximum number of Conversion Shares (as defined below) issuable upon conversion of the Series E Preferred Stock. In the event that both (i) the number of shares of Common Stock beneficially held by Mr. Scott falls below 20% of the outstanding Common Stock on an as-converted basis, as determined in accordance with Section 13(d) of the Exchange Act and the rules thereunder, and (ii) Mr. Scott is an affiliate (as that term is defined under Rule 144) at the time of the Reload Request (as defined below), the Company, upon written request from Mr. Scott (the “Reload Request”), will be required prepare and file with the SEC one, and only one, additional registration statement covering the resale of those shares of Common Stock owned by Mr. Scott as of the date of the Reload Request that, as of such time, are not registered for resale under the Securities Act of 1933, as amended (the “Securities Act”). The securities issued in the offering have not been registered under the Securities Act, and until so registered the securities may not be offered or sold absent registration or availability of an applicable exemption from registration.

Except with respect to transactions which may adversely affect any right, preference, privilege or voting power of the Series E Preferred Stock, the Series E Preferred Stock has no voting rights. Whenever the Company’s Board of Directors declares a dividend on Common Stock, each record holder of a share of Series E Preferred Stock on the record date set by the Board of Directors will be entitled to receive an amount equal to such dividend declared on one share of Common Stock multiplied by the number of shares of Common Stock (the “Series E Conversion Shares”) into which such share of Series E Preferred Stock could be converted on the record date, without regard to any conversion limitations in the Series E Preferred Certificate of Designation of Preferences, Rights and Limitations (the “Series E Preferred Certificate”). Holders of the Series E Preferred Stock may convert some or all of the Series E Preferred Stock into Series E Conversion Shares at a fixed price of $2.30 per Series E Conversion Share, provided that the aggregate number of Series E Conversion Shares issued pursuant to the Series E Preferred Certificate cannot exceed the Share Cap without shareholder approval, which the Company is not required to seek. The Company has the right to redeem any outstanding shares of Series E Preferred Stock at a price of $110 per share at any time on or prior to the one-year anniversary of the issuance date, payable in cash. See Note 2.

Navidea intends to use the net proceeds from these transactions to fund its research and development programs, including continued advancement of its two Phase 2b and Phase 3 clinical trials of Tc99m tilmanocept in patients with rheumatoid arthritis, and for general working capital purposes and other operating expenses. See Note 2.

During the three-month period ended March 31, 2021, we issued 30,018 shares of our Common Stock valued at $77,000 as matching contributions to our 401(k) Plan.

During the three-month period ended March 31, 2020, we issued 53,315 shares of our Common Stock valued at $65,000 to our employees as partial payment in lieu of cash for their 2019 bonuses.

13.	Stock Warrants

At March 31, 2021, there are 972,324 warrants outstanding to purchase Navidea's Common Stock. The warrants are exercisable at prices ranging from $0.20 to $49.80 per share with a weighted average exercise price of $17.97 per share. The warrants have remaining outstanding terms ranging from one to 14.4 years.

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

Current accounting standards require a valuation allowance against DTAs if, based on the weight of available evidence, it is more likely than not that some or all of the DTAs may not be realized. Due to the uncertainty surrounding the realization of these DTAs in future tax returns, all of the DTAs have been fully offset by a valuation allowance as of March 31, 2021 and December 31, 2020.

In assessing the realizability of DTAs, management considers whether it is more likely than not that some portion or all of the DTAs will not be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods) and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the DTAs are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences or tax carryforwards as of March 31, 2021.

Current accounting standards include guidance on the accounting for uncertainty in income taxes recognized in the financial statements. Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility. As a result, no liability for uncertain tax positions was recorded as of March 31, 2021 or December 31, 2020 and we do not expect any significant changes in the next twelve months. Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense. As of March 31, 2021, tax years 2017-2020 remained subject to examination by federal and state tax authorities.

As of March 31, 2021, we had approximately $153.3 million of federal and $20.1 million of state net operating loss carryforwards, as well as approximately $8.9 million of federal R&D credit carryforwards which expire from 2021 to 2040.

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

The information in the following tables is derived directly from each reportable segment’s financial reporting.

Three Months Ended March 31, 2021	Diagnostics	Therapeutics	Corporate	Total
License revenue	$22,486	$—	$—	$22,486
Grant and other revenue	101,251	—	—	101,251
Total revenue	123,737	—	—	123,737
Cost of revenue	—	—	—	—
Research and development expenses	1,094,390	128,364	—	1,222,754
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	2,006	2,210,991	2,212,997
Depreciation and amortization (2)	6,040	—	11,708	17,748
Loss from operations (3)	(976,693)	(130,370)	(2,222,699)	(3,329,762)
Other income (4)	—	—	362,870	362,870
Net loss	(976,693)	(130,370)	(1,859,829)	(2,966,892)
Total assets, net of depreciation and amortization:
United States	$160,669	$—	$9,723,212	$9,883,881
International	193,194	—	—	193,194
Capital expenditures	—	—	—	—

Three Months Ended March 31, 2020	Diagnostics	Therapeutics	Corporate	Total
Royalty revenue	$15,221	$—	$—	$15,221
Grant and other revenue	58,916	82,135	—	141,051
Total revenue	74,137	82,135	—	156,272
Cost of revenue	609	—	—	609
Research and development expenses	957,626	41,643	—	999,269
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	(1,522)	1,812,433	1,810,911
Depreciation and amortization (2)	—	—	16,843	16,843
(Loss) income from operations (3)	(884,098)	42,014	(1,829,276)	(2,671,360)
Other expense (4)	—	—	(2,248)	(2,248)
Net loss	(884,098)	42,014	(1,831,524)	(2,673,608)
Total assets, net of depreciation and amortization:
United States	$36,671	$2,494	$4,438,066	$4,477,231
International	—	—	—	—
Capital expenditures	—	—	6,459	6,459

(1)

General and administrative expenses, excluding depreciation and amortization, represent costs that relate to the general administration of the Company and as such are not currently allocated to our individual reportable segments, other than those expenses directly incurred by Navidea Europe, Navidea UK and MT.

(2)	Depreciation and amortization are reflected in selling, general and administrative expenses ($17,748 and $16,843 for the three-month periods ended March 31, 2021 and 2020, respectively).
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

16.	Supplemental Disclosure for Statements of Cash Flows

During the three-month periods ended March 31, 2021 and 2020, we paid interest aggregating $3,000 in both periods. During the three-month period ended March 31, 2021, we collected approximately $2.925 million of stock subscriptions which were received prior to the filing of our Annual Report on Form 10-K for the year ended December 31, 2020 and were included in stock subscriptions receivable in our consolidated balance sheet as of December 31, 2020. In February 2020, the Company amended its existing office lease and recognized a right-of-use lease asset in exchange for a lease liability of $100,432. During the three-month period ended March 31, 2021, we issued 30,018 shares of our Common Stock valued at $77,000 as matching contributions to our 401(k) Plan. During the three-month period ended March 31, 2020, we issued 53,315 shares of our Common Stock valued at $65,000 to our employees as partial payment in lieu of cash for their 2019 bonuses.

17.	Subsequent Events

The Company has evaluated events and transactions subsequent to March 31, 2021 and through the date these consolidated financial statements were included in this Quarterly Report on Form 10-Q and filed with the SEC.

As discussed previously, the Company entered into a Series D Preferred Stock Purchase Agreement with Keystone for a total commitment of $15.0 million. Of this amount, approximately $5.0 million was received and the related 49,500 shares of Series D Preferred Stock were issued through March 31, 2021. An additional $500,000 was received and the related 5,000 shares of Series D Preferred Stock were issued during the period beginning on April 1, 2021 and ending on the date of filing of this Quarterly Report on Form 10-Q. These 5,000 shares of Series D Preferred Stock were subsequently converted into 316,725 shares of Common Stock during the period beginning on April 1, 2021 and ending on the date of filing of this Quarterly Report on Form 10-Q. In accordance with current accounting guidance, $500,000 of stock subscriptions receivable was included in stock subscriptions and other receivables, and approximately $9.6 million was included in preferred stock subscriptions receivable in the consolidated balance sheet as of March 31, 2021. See Notes 2 and 12.

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

Our business is focused on two primary types of drug products: (i) diagnostic substances, including Tc99m tilmanocept and other diagnostic applications of our Manocept platform, and (ii) therapeutic development programs, including therapeutic applications of our Manocept platform. See Note 15 to the accompanying consolidated financial statements for more information about our business segments.

Technology and Product Candidates

Our primary development efforts over the last several years were focused on diagnostic products, including Tc99m tilmanocept, which the Company has a license to distribute outside of Canada, Mexico and the United States. Our more recent initiatives have been focused on diagnostic and therapeutic line extensions based on our Manocept platform.

During the ongoing COVID-19 global pandemic, the Company’s primary concern is the safety of its employees, the employees of its clinical trial sites, and the patients enrolled in its clinical trials. The Company is working hard to mitigate any safety risk along with any long-term impact on its clinical development programs. The spread of COVID-19 has impacted the global economy and our operations, including the interruption of our clinical trial activities in Europe.  For example, the COVID-19 outbreak has delayed enrollment in our NAV3-32 clinical study in the United Kingdom due to national COVID-19-related shutdowns. Navidea has completed enrollment and imaging events in Arms 1, 2, and 3 of the Company’s ongoing Phase 2b clinical trial (NAV3-31) and delivered interim data. The Company’s pivotal Phase 3 trial for rheumatoid arthritis (NAV3-33) also remains on track for a second-half 2021 launch. The second Phase 2b trial (NAV3-32) correlating Tc99m tilmanocept uptake in rheumatoid arthritis (“RA”)-involved joints with CD206 immunohistochemistry findings from synovial biopsies has received approval at both Northwestern University and in the United Kingdom and recruitment has begun at Northwestern University. In addition, the investigator-initiated Phase 2 cardiovascular (“CV”) study is nearing completion at Massachusetts General Hospital. Results provided to date have paralleled data in our earlier published article, and these data are supportive of Navidea’s hypothesis that tilmanocept can provide marked signal to background in a host of CV disease applications.

Manocept Platform - Diagnostics and Therapeutics Background

Navidea’s Manocept platform is predicated on the ability to specifically target the CD206 mannose receptor expressed primarily on activated macrophages. This flexible and versatile platform serves as a molecular backbone for purpose-built targeted imaging molecules that may significantly impact patient care by providing enhanced diagnostic accuracy, clinical decision-making, and target-specific treatment. This CD206-targeted drug platform is applicable to a range of diagnostic modalities, including single photon emission computed tomography (“SPECT”), positron emission tomography (“PET”), gamma-scanning and intra-operative and/or optical-fluorescence detection, as well as delivery of therapeutic compounds that target macrophages, and their role in a variety of immune- and inflammation-involved diseases. The United States Food and Drug Administration (“FDA”)-approved sentinel node/lymphatic mapping agent, Tc99m tilmanocept, is representative of the ability to successfully exploit this mechanism to develop powerful new products and to expand this technology into additional diagnostic and therapeutic applications.

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

In October 2019, the Company performed its first interim analysis of this trial, covering subjects enrolling into Arms 1 and 2. The results of this interim analysis were in line with the Company’s hypotheses that Tc99m tilmanocept can provide robust, stable imaging in healthy subjects as well as in patients with active RA, and provide the fundamental information needed to keep moving forward into the Phase 3. A summary of these results was presented at the 2020 EULAR meeting. In May 2020, the Company announced the results of its second interim analysis, covering Arm 3 of the trial. This Arm mirrors the upcoming Phase 3 in design and provided information relevant for sample size calculation for the Phase 3 as well as support for the hypothesis that Tc99m tilmanocept imaging can provide an early indicator of treatment efficacy of anti-tumor necrosis factor (“TNF”) alpha therapeutics. These interim results were presented at the 2020 ACR meeting. In June 2020, the Company announced full enrollment into this trial, with imaging events now completed in each patient enrolled in Arm 3. In February 2021, the Company submitted its formal briefing book to the FDA, containing detailed analysis and discussion of the Company’s ongoing Phase 2b study (NAV3-31) and prior studies in RA as well as the design and statistical analysis plan for the proposed Phase 3 for FDA comment. Following the feedback received from the FDA at the end of March 2021, the Company continues to work toward completing the analysis of the full trial dataset in preparation for the standard End of Phase 2 Type B meeting. The pivotal Phase 3 study program will assess joint disease status and monitor patient response to therapy.

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

A nine-subject study to evaluate diagnostic imaging of emerging atherosclerosis plaque with the Tc99m tilmanocept product dosed SC was performed (ClinicalTrials.gov NCT02542371). The results of this study were presented at two major international meetings (Conference on Retroviruses and Opportunistic Infections and SNMMI, 2017) and published in early release in the Journal of Infectious Diseases in January 2017 (published in the circulated version, Journal of Infectious Diseases (2017) 215 (8): 1264-1269), confirming that the Tc99m tilmanocept product can both quantitatively and qualitatively target non-calcified plaque in the aortic arch of Acquired Immunodeficiency Syndrome (“AIDS”) patients (supported by NIH/NHLBI Grant 1 R43 HL127846-01). This study was later expanded to include up to 31 participants, and enrollment is nearly complete, with full image analysis to follow.

A second Phase 1/2 investigator-initiated study in cooperation with Massachusetts General Hospital in subjects with HIV was initiated that expanded the original study in both the scope of the drug administration as well as the diagnostic assessment of the subjects. This study enrolled both AIDS subjects and healthy controls in imaging non-calcified plaque using IV and SC-administered Tc99m tilmanocept and will expand the initial investigation to the assessment of aortic plaque as well as carotid and coronary arteries. Initial analysis suggested that the SC route of administration led to superior signal-to-background in areas of non-calcified plaque. These results are being further assessed.

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

Manocept Platform – In-Vitro and Pre-Clinical Immunotherapeutics Data

The Company has been developing Manocept platform drug delivery constructs that carry various payloads including doxorubicin and dexamethasone. Chemical synthesis techniques have advanced considerably, resulting in more robust and reproducible synthesis protocols that provide products with chemical attributes indicative of enhanced in vivo activity. The most advanced drug delivery construct carries a doxorubicin payload and is now in its third generation of chemical synthesis protocol design. This third generation doxorubicin carrying construct has been extensively evaluated in human macrophage cell culture assays and in three experiments using syngeneic mouse cancer models. These experiments show that at treatment doses below what is required to kill macrophages, the doxorubicin carrying constructs dramatically alters the immunological behavior of macrophages, making them more proinflammatory. In one of the syngeneic mouse tumor experiments, the Manocept doxorubicin construct significantly synergized the activity of another anticancer therapy producing anti-tumor activity that was greater than either treatment alone. Results from this study will be presented at the New York Academy of Sciences Frontiers in Cancer Immunotherapy 2021 conference on May 14, 2021. Near-term experiments with the Manocept doxorubicin construct include further studies in macrophage cell culture, additional syngeneic mouse tumor models, and a toxicity study in rats. Work involving a second generation Manocept dexamethasone carrying construct and efforts developing Manocept constructs with different payloads is ongoing.

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

Outlook

Our operating expenses in recent years have been focused primarily on support of both diagnostic and therapeutic applications of our Manocept platform, and Tc99m tilmanocept. We incurred approximately $1.2 million and $999,000 in total on research and development activities during the three-month periods ended March 31, 2021 and 2020, respectively. Of the total amounts we spent on research and development during those periods, excluding costs related to our internal research and development headcount and our general and administrative staff which we do not currently allocate among the various development programs that we have underway, we incurred out-of-pocket charges by program as follows:

	Three Months Ended March 31,
Development Program (a)	2021	2020
Manocept Platform – Diagnostics	$673,175	$527,254
Manocept Platform – Therapeutics	128,365	42,193
Tc99m Tilmanocept	7,557	(550)

(a)	Certain development program expenditures were offset by grant reimbursement revenues totaling $1,000 and $141,000 during the three-month periods ended March 31, 2021 and 2020, respectively.

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

Tc99m tilmanocept is approved by the EMA for use in imaging and intraoperative detection of sentinel lymph nodes draining a primary tumor in adult patients with breast cancer, melanoma, or localized squamous cell carcinoma of the oral cavity in the EU. We anticipate that we will incur costs to support our product, regulatory, manufacturing and commercial activities related to the sale of Tc99m tilmanocept in the EU, as well as related to the potential marketing registration and sale of Tc99m tilmanocept in markets other than the EU. There can be no assurance that Tc99m tilmanocept will achieve regulatory approval in any market other than the EU, or if approved in those markets, that it will achieve market acceptance in the EU or any other market.

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

Results of Operations

Our pharmaceutical products and product candidates are not yet generating significant commercial revenue, therefore the discussion of our revenue focuses on the grant and other revenue and our operating variances focus on our product development programs and the supporting general and administrative expenses.

Three Months Ended March 31, 2021 and 2020

Royalty Revenue. During the first quarter of 2020, we recognized royalty revenue of $15,000 related to our license agreement with SpePharm AG (an affiliate of Norgine BV) in Europe. No royalty revenue was recorded during the first quarter of 2021.

License Revenue. During the first quarter of 2021, we recognized license revenue of $22,000 related to net transitional sales from SpePharm in Europe. No license revenue was recorded during the first quarter of 2020.

Grant and Other Revenue. During the first quarters of 2021 and 2020, we recognized grant and other revenue of $101,000 and $141,000, respectively. Grant revenue of $1,000 during the first quarter of 2021 was primarily related to Small Business Technology Transfer grant from the NIH supporting Manocept development. Grant revenue of $141,000 during the first quarter of 2020 was primarily related to SBIR grants from the NIH supporting Manocept development. Other revenue during the first quarter of 2021 included $100,000 from Alseres for the partial recovery of debts previously written off in 2015.

Research and Development Expenses. Research and development expenses increased $223,000, or 22%, to $1.2 million during the first quarter of 2021 from $999,000 during the same period in 2020. The increase was primarily due to net increases in drug project expenses related to (i) increased Manocept diagnostic development costs of $146,000 including increased manufacturing-related activities offset by decreased clinical trial costs and; (ii) increased Manocept therapeutic development costs of $86,000 including increased preclinical and clinical development costs and increased manufacturing-related activities; and (iii) increased Tc99m tilmanocept development costs of $8,000 including increased clinical and manufacturing-related activities in Europe. The net increase in research and development expenses also included decreased compensation, including fringe benefits and incentive-based awards, of $17,000 related to net decreased headcount.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $403,000, or 22%, to $2.2 million during the first quarter of 2021 from $1.8 million during the same period in 2020. Increased compensation, including fringe benefits and incentive-based awards, of $149,000, increased legal and professional services of $148,000, increased insurance costs of $55,000, and increased investor relations costs of $31,000 were offset by decreased franchise taxes of $15,000.

Other Income (Expense). Other income, net, was $363,000 during the first quarter of 2021 compared to other expense, net of $2,000 during the same period in 2020. During the first quarter of 2020, we recognized interest income of $1,000. During the first quarters of 2021 and 2020, we recognized interest expense of $3,000 in both periods. During the first quarter of 2021, we recognized a gain on extinguishment of debt of $366,000 resulting from forgiveness of our PPP loan.

Liquidity and Capital Resources

Cash balances increased to $7.5 million as of March 31, 2021 from $2.7 million as of December 31, 2020. The net increase was primarily due to net proceeds from issuance of preferred stock of $8.2 million, offset by cash used to fund our operations of $3.1 million, payments on notes payable of $189,000 and patent and trademark costs of $67,000.

Operating Activities. Cash used in operations was $3.1 million during the first quarter of 2021 compared to $951,000 used during the same period in 2020.

Accounts and other receivables decreased to $584,000 as of March 31, 2021 from $3.0 million as of December 31, 2020, primarily due to decreased preferred stock subscriptions of $2.4 million.

Inventory decreased to $166,000 as of March 31, 2021 from $170,000 as of December 31, 2020, primarily due to the allocation of finished goods for use in clinical trials.

Prepaid expenses and other current assets decreased to $571,000 as of March 31, 2021 from $701,000 as of December 31, 2020, primarily due to normal amortization of prepaid insurance.

Accounts payable remained steady at $1.2 million as of March 31, 2021 and December 31, 2020. Net increased payables due for manufacturing-related activities and legal and professional services were offset by decreased payables due for clinical development activities. Accrued liabilities and other current liabilities decreased to $2.4 million as of March 31, 2021 from $2.5 million as of December 31, 2020, primarily related to net decreased accruals for incentive-based compensation offset by net increased accruals for legal and professional services and Manocept development costs. Our payable and accrual balances will continue to fluctuate but will likely increase overall as we increase our development activity related to the Manocept platform.

Investing Activities. Investing activities used $67,000 during the first quarter of 2021 compared to $64,000 used during the same period in 2020. Patent and trademark costs used $67,000 during the first quarter of 2021. Patent and trademark costs used $58,000 and purchases of property and equipment used $6,000 during the first quarter of 2020.

Financing Activities. Financing activities provided $8.0 million during the first quarter of 2021 compared to $570,000 provided during the same period in 2020. The $8.0 million provided by financing activities in the first quarter of 2021 consisted primarily of proceeds from issuance of preferred stock of $8.2 million offset by principal payments on financed insurance premiums of $189,000 and costs of issuing preferred stock of $19,000. The $570,000 provided by financing activities in the first quarter of 2020 consisted primarily of proceeds from issuance of Common Stock of $850,000, offset by payment of Common Stock issuance costs of $150,000 and principal payments on financed insurance premiums of $130,000.

Paycheck Protection Program Loan

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. Among the provisions contained in the CARES Act was the creation of the Paycheck Protection Program (“PPP”) that provides for Small Business Administration (“SBA”) Section 7(a) loans for qualified small businesses. PPP loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt.  On May 18, 2020, Fifth Third Bank (the “Lender”) funded a PPP loan to the Company in the amount of $366,000 (the “PPP Loan”). In accordance with the loan forgiveness requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs, rent and utilities. On February 23, 2021, the Lender notified the Company that the entire PPP Loan amount of $366,000 has been forgiven. See Notes 2 and 9 to the accompanying consolidated financial statements.

Private Placement

On August 30, 2020, the Company entered into a Common Stock Purchase Agreement with each of the Investors named therein, pursuant to which the Investors agreed to purchase shares of our Common Stock. To date we have received only $25,000 of the $5.0 million that is currently owed under the Common Stock Purchase Agreement, and we cannot assure you that we will ever receive such remaining amount. We are continuing to evaluate our rights and remedies under that agreement. See Notes 2 and 12 to the accompanying consolidated financial statements.

Series D Preferred Stock

On August 31, 2020, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent (the “Series D Preferred Stock Purchase Agreement”) with Keystone pursuant to which the Company agreed to issue to Keystone 150,000 shares of newly-designated Series D Redeemable Convertible Preferred Stock (the “Series D Preferred Stock”) for an aggregate purchase price of $15.0 million. Pursuant to the Series D Preferred Stock Purchase Agreement, Keystone agreed to purchase Series D Preferred Stock in amounts to be determined by Keystone in one or more closings during the nine-month period following the date on which the prospectus supplement to register the underlying Common Stock was filed with the SEC, provided that all of the Series D Preferred Stock must be purchased by such date. The Series D Preferred Stock will be convertible into a maximum of 5,147,000 shares of Common Stock. See Notes 2, 12 and 17 to the accompanying consolidated financial statements.

Series E Preferred Stock

On March 2, 2021, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent with an existing accredited investor, John K. Scott, Jr., pursuant to which the Company issued to Mr. Scott in a private placement transaction 50,000 shares of newly-designated Series E Redeemable Convertible Preferred Stock (the “Series E Preferred Stock”) for an aggregate purchase price of $5.0 million. The Series E Preferred Stock is convertible into a maximum of 2,173,913 shares of Common Stock. See Notes 2 and 12 to the accompanying consolidated financial statements.

CRG Litigation

See Notes 2 and 11 to the accompanying consolidated financial statements.

Platinum Litigation

See Notes 2 and 11 to the accompanying consolidated financial statements.

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

The Company has experienced recurring net losses and has used significant cash to fund its operations. The Company has considerable discretion over the extent of development project expenditures and has the ability to curtail the related cash flows as needed. The Company also has funds remaining under outstanding grant awards, and continues working to establish new sources of funding, including collaborations, potential equity investments, and additional grant funding that can augment the balance sheet. Based on our committed equity investments, current working capital, and our projected cash burn, management believes that the Company will be able to continue as a going concern for a period of one year from the filing of this Quarterly Report on Form 10-Q. See Note 2 to the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no off-balance sheet arrangements.

Recent Accounting Standards

See Notes 1(f) and 1(g) to the accompanying consolidated financial statements.

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

Series D and Series E Convertible Preferred Stock. The Company evaluated the provisions of the Series D and Series E Preferred Stock under Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, ASC 815, Derivatives and Hedging, ASC 470, Debt, and Accounting Series Release (“ASR”) 268, Presentation in Financial Statements of “Redeemable Preferred Stocks.” Based on this evaluation, the Company determined that the Series D and Series E Preferred Stock are not mandatorily redeemable financial instruments and any obligation to issue a variable number of shares of Common Stock is not unconditional. Accordingly, the Series D and Series E Preferred Stock should be classified as equity. Neither the embedded conversion option nor the embedded call option meet the criteria to be separated from the Series D or Series E Preferred stock and thus these features should not be bifurcated and accounted for as derivatives. Additionally, the Series D Preferred Stock contains a beneficial conversion feature (“BCF”). Prior to the adoption of Accounting Standards Update (“ASU”) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, effective January 1, 2021, the BCF resulted in an increase to additional paid-in capital and a discount on the Series D Preferred Stock. The discount on the Series D Preferred Stock was considered to be fully amortized at the date of issuance because the Series D Preferred Stock is immediately convertible, resulting in a deemed dividend at the date of issuance for the amount of the BCF. Finally, the Company determined that the Series D and Series E Preferred Stock does not contain conversion features that could result in the Company being required to redeem a portion of the shares converted, thus the Series D and Series E Preferred Stock should not be classified in mezzanine equity.

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

Under the supervision and with the participation of our management, including Mr. Latkin, who serves as our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2021, and concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Control Over Financial Reporting

During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 to the accompanying consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes to the Company's risk factors as previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 26, 2021, except as described below.

Our failure to maintain continued compliance with the listing requirements of the NYSE American exchange could result in the delisting of our Common Stock.

Our Common Stock has been listed on the NYSE American exchange since February 2011. The rules of NYSE American provide that shares be delisted from trading in the event the financial condition and/or operating results of the Company appear to be unsatisfactory, the extent of public distribution or the aggregate market value of the Common Stock has become so reduced as to make further dealings on the NYSE American inadvisable, the Company has sold or otherwise disposed of its principal operating assets, or has ceased to be an operating company, or the Company has failed to comply with its listing agreements with the NYSE American. For example, the NYSE American may consider suspending trading in, or removing the listing of, securities of an issuer that has stockholders’ equity of less than (i) $2.0 million if such issuer has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years, (ii) $4.0 million if such issuer has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years, and (iii) $6.0 million if such issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. As of March 31, 2021, Navidea had stockholders’ equity of approximately $4.3 million. In addition, the Company had stockholders’ deficits for several years prior to December 31, 2020, and we may not be able to maintain stockholders’ equity in the future. Even if an issuer has a stockholders’ deficit, the NYSE American will not normally consider delisting securities of an issuer that fails to meet these requirements if the issuer has (1) average global market capitalization of at least $50,000,000; or total assets and revenue of $50,000,000 in its last fiscal year, or in two of its last three fiscal years; and (2) the issuer has at least 1,100,000 shares publicly held, a market value of publicly held shares of at least $15,000,000 and 400 round lot shareholders.  As of May 7, 2021, the Company’s total value of market capitalization was approximately $47.0 million. Therefore, we do not currently meet these exceptions and there is a risk that our common stock may be delisted as a result of our failure to meet the minimum stockholders' equity requirement for continued listing.

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
May 13, 2021

By:	/s/ Jed A. Latkin

Jed A. Latkin
Chief Executive Officer, Chief Operating Officer and Chief Financial Officer
(Authorized Officer; Principal Executive, Financial and Accounting Officer)