Form 10-Q
period 2021-06-30
NAVIDEA BIOPHARMACEUTICALS, INC.
filed 2021-08-12
CIK 810509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	001-35076

NAVIDEA BIOPHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	31-1080091
State or Other Jurisdiction of Incorporation or Organization	IRS Employer Identification No.

4995 Bradenton Avenue, Suite 240, Dublin, Ohio	43017-3552
Address of Principal Executive Offices	Zip Code

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,163,245 shares of common stock, par value $.001 per share (as of the close of business on August 6, 2021).

NAVIDEA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – Financial Information		3

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	3

	Condensed Consolidated Statements of Operations for the Three-Month and Six-Month Periods Ended June 30, 2021 and 2020 (unaudited)	5

	Condensed Consolidated Statements of Stockholders’ Equity for the Six-Month Periods Ended June 30, 2021 and 2020 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2021 and 2020 (unaudited)	8

	Notes to the Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

	Forward-Looking Statements	28

	The Company	28

	Technology and Product Candidates	29

	Outlook	32

	Results of Operations	33

	Liquidity and Capital Resources	34

	Off-Balance Sheet Arrangements	37

	Recent Accounting Standards	37

	Critical Accounting Policies	37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

	Disclosure Controls and Procedures	38

	Changes in Control Over Financial Reporting	39

PART II – Other Information		40

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 6.	Exhibits	41

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,114,103	$2,670,495
Stock subscriptions and other receivables	2,400,238	2,987,319
Inventory	178,830	169,798
Prepaid expenses and other	350,239	700,716
Total current assets	10,043,410	6,528,328
Property and equipment	848,085	845,379
Less accumulated depreciation and amortization	731,098	713,217
Property and equipment, net	116,987	132,162
Right-of-use lease assets	458,280	458,280
Less accumulated amortization	269,142	208,185
Right-of-use lease assets, net	189,138	250,095
License agreements, patents and trademarks	851,929	747,863
Less accumulated amortization	147,346	127,622
License agreements, patents and trademarks, net	704,583	620,241
Other assets	227,192	227,192
Total assets	$11,281,310	$7,758,018

(continued)

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

	June 30, 2021	December 31, 2020
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,080,070	$1,161,717
Accrued liabilities and other	2,630,747	2,512,994
Notes payable	—	745,443
Lease liabilities, current	313,852	294,951
Total current liabilities	4,024,669	4,715,105
Lease liabilities, net of current portion	120,471	296,006
Deferred revenue	700,000	700,000
Total liabilities	4,845,140	5,711,111
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding as of June 30, 2021 and December 31, 2020	—	—
Series D preferred stock subscribed; $.001 par value, 22,077 and 103,000 shares subscribed as of June 30, 2021 and December 31, 2020, respectively	22	132
Series D preferred stock subscriptions receivable	—	(10,300,000)
Series E preferred stock; $.001 par value, 50,000 shares authorized; 50,000 and 0 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	50	—
Common stock; $.001 par value; 300,000,000 shares authorized; 30,145,718 and 27,149,691 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	221,142	218,146
Common stock subscribed; $.001 par value, 0 and 995,000 shares subscribed as of June 30, 2021 and December 31, 2020, respectively	—	995
Common stock subscriptions receivable	—	(4,975,000)
Additional paid-in capital	370,181,268	375,428,014
Accumulated deficit	(364,697,612)	(359,056,683)
Navidea stockholders' equity	5,704,870	1,315,604
Noncontrolling interest	731,300	731,303
Total stockholders’ equity	6,436,170	2,046,907
Total liabilities and stockholders’ equity	$11,281,310	$7,758,018

See accompanying notes to condensed consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Royalty revenue	$—	$8,920	$—	$24,141
License revenue	13,063	—	35,549	—
Grant and other revenue	247,983	262,181	349,234	403,232
Total revenue	261,046	271,101	384,783	427,373
Cost of revenue	—	357	—	966
Gross profit	261,046	270,744	384,783	426,407
Operating expenses:
Research and development	1,498,056	1,281,779	2,720,810	2,281,048
Selling, general and administrative	1,432,610	1,329,591	3,663,355	3,157,345
Total operating expenses	2,930,666	2,611,370	6,384,165	5,438,393
Loss from operations	(2,669,620)	(2,340,626)	(5,999,382)	(5,011,986)
Other (expense) income:
Interest income (expense), net	1,266	15,343	(1,609)	12,971
Gain on extinguishment of debt	—	—	366,000	—
Other, net	(5,686)	(336)	(5,941)	(212)
Total other (expense) income, net	(4,420)	15,007	358,450	12,759
Net loss	(2,674,040)	(2,325,619)	(5,640,932)	(4,999,227)
Loss (income) attributable to noncontrolling interest	1	1	3	(1)
Deemed dividend on Series C Preferred Stock beneficial conversion feature	—	(77,778)	—	(77,778)
Net loss attributable to common stockholders	$(2,674,039)	$(2,403,396)	$(5,640,929)	$(5,077,006)

Loss attributable to common stockholders per common share (basic and diluted)	$(0.09)	$(0.11)	$(0.20)	$(0.24)
Weighted average shares outstanding	29,117,832	22,759,393	28,531,660	21,481,514

See accompanying notes to condensed consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

For the Six Months Ended June 30, 2021
	Preferred Stock		Preferred Stock Subscribed		Preferred Stock Subscriptions	Common Stock Issued		Common Stock Subscribed		Common Stock Subscriptions	Additional Paid-In	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Receivable	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Total
Balance, January 1, 2021	—	$—	132,250	$132	$(10,300,000)	27,149,691	$218,146	995,000	$995	$(4,975,000)	$375,428,014	$(359,056,683)	$731,303	$2,046,907
Issued restricted stock	—	—	—	—	—	12,500	13	—	—	—	—	—	—	13
Issued stock to 401(k) Plan	—	—	—	—	—	30,018	30	—	—	—	76,816	—	—	76,846
Issued Series D Preferred Stock	31,750	32	(31,750)	(31)	250,000	—	—	—	—	—	—	—	—	250,001
Issued stock upon conversion of Series D Preferred Stock	(31,750)	(32)	—	—	—	1,513,978	1,514	—	—	—	(1,482)	—	—	—
Series D Preferred Stock subscribed	—	—	—	—	500,000	—	—	—	—	—	—	—	—	500,000
Issued Series E Preferred Stock, net of issuance costs	50,000	50	—	—	—	—	—	—	—	—	4,980,659	—	—	4,980,709
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	121,298	—	—	121,298
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,966,890)	(2)	(2,966,892)
Balance, March 31, 2021	50,000	50	100,500	101	(9,550,000)	28,706,187	219,703	995,000	995	(4,975,000)	380,605,305	(362,023,573)	731,301	5,008,882
Issued Series D Preferred Stock	23,000	23	(23,000)	(23)	1,800,000	—	—	—	—	—	—	—	—	1,800,000
Issued stock upon conversion of Series D Preferred Stock	(23,000)	(23)	—	—	—	1,437,531	1,437	—	—	—	(1,414)	—	—	—
Series D Preferred Stock subscribed (See Note 12)	—	—	(55,423)	(56)	7,750,000	—	—	—	—	—	(5,542,245)	—	—	2,207,699
Incurred costs related to Series E Preferred Stock	—	—	—	—	—	—	—	—	—	—	(50,671)	—	—	(50,671)
Issued stock upon stock option exercise	—	—	—	—	—	2,000	2	—	—	—	2,118	—	—	2,120
Reversal of common stock subscribed	—	—	—	—	—	—	—	(995,000)	(995)	4,975,000	(4,974,005)	—	—	—
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	142,180	—	—	142,180
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,764,039)	(1)	(2,674,040)
Balance, June 30, 2021	50,000	$50	22,077	$22	$—	30,145,718	$221,142	—	$—	$—	$370,181,268	$(364,697,612)	$731,300	$6,436,170

(continued)

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited) (continued)

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

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(5,640,932)	$(4,999,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,606	36,099
Non-cash lease expense	60,957	60,010
Stock compensation expense	263,478	73,834
Gain on extinguishment of debt	(366,000)	—
Value of stock issued to 401(k) plan for employer matching contributions	76,846	39,834
Value of stock issued in payment of employee bonuses	—	171,522
Value of stock issued in payment of services	—	4,801
Changes in operating assets and liabilities:
Receivables	(130,218)	756,622
Inventory	(9,032)	—
Prepaid expenses and other assets	350,477	866,070
Accounts payable	(81,647)	48,842
Accrued and other liabilities	71,825	(71,232)
Lease liabilities	(156,634)	(139,800)
Deferred revenue	45,928	166,805
Net cash used in operating activities	(5,477,346)	(2,985,820)
Cash flows from investing activities:
Payments for purchases of equipment	(2,707)	(8,406)
Patent and trademark costs	(104,067)	(115,271)
Net cash used in investing activities	(106,774)	(123,677)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, including collection of stock subscriptions receivable	10,475,000	700,000
Payment of preferred stock issuance costs	(69,962)	—
Proceeds from issuance of common stock	2,133	3,025,040
Payment of common stock issuance costs	—	(150,000)
Proceeds from note payable	—	366,000
Principal payments on notes payable	(379,443)	(261,701)
Net cash provided by financing activities	10,027,728	3,679,339
Net increase in cash and cash equivalents	4,443,608	569,842
Cash and cash equivalents, beginning of period	2,670,495	1,047,159
Cash and cash equivalents, end of period	$7,114,103	$1,617,001

See accompanying notes to condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies

a.       Basis of Presentation: The information presented as of June 30, 2021 and for the three-month and six-month periods ended June 30, 2021 and 2020 is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Navidea Biopharmaceuticals, Inc. (“Navidea”, the “Company,” or “we”) believes to be necessary for the fair presentation of results for the periods presented. Certain prior period amounts also have been reclassified to conform to the current year’s presentation. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The balances as of June 30, 2021 and the results for the interim periods are not necessarily indicative of results to be expected for the year. The condensed consolidated financial statements should be read in conjunction with Navidea’s audited consolidated financial statements for the year ended December 31, 2020, which were included as part of our Annual Report on Form 10-K.

Our condensed consolidated financial statements include the accounts of Navidea and our wholly owned subsidiaries, Navidea Biopharmaceuticals Europe Limited (“Navidea Europe”) and Navidea Biopharmaceuticals Limited (“Navidea UK”), as well as those of our majority-owned subsidiary, Macrophage Therapeutics, Inc. (“MT”). All significant inter-company accounts were eliminated in consolidation.

b.       Financial Instruments and Fair Value: The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

(1)         Cash and cash equivalents, stock subscriptions and other receivables, and accounts payable: The carrying amounts approximate fair value because of the short maturity of these instruments.

(2)         Notes payable: The carrying value of our debt as of June 30, 2021 and December 31, 2020 primarily consisted of the face amount of the notes plus accrued interest. As of June 30, 2021 and December 31, 2020, the fair value of our notes payable was approximately $0 and $745,000, respectively, both amounts equal to the carrying value of the notes payable. See Note 9.

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

d.       Leases: All of our leases are operating leases and are included in right-of-use lease assets, current lease liabilities and noncurrent lease liabilities on our condensed consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rates or implicit rates, when readily determinable. The discount rates used for each lease were based principally on the Platinum debt, which was secured and outstanding for most of 2018. We used a “build-up” method where the approach was to estimate the risk/credit spread priced into the debt rate and then adjust that for the remaining term of each lease. Additionally, some market research was completed on the Company’s peer group. Short-term operating leases which have an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense is included in selling, general and administrative expenses on our condensed consolidated statements of operations. See Note 10.

e.       Convertible Preferred Stock: The Company evaluated the provisions of the Series C, Series D and Series E Convertible Preferred Stock under Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, ASC 815, Derivatives and Hedging, ASC 470, Debt, and Accounting Series Release (“ASR”) 268, Presentation in Financial Statements of “Redeemable Preferred Stocks.” Based on this evaluation, the Company determined that neither the Series C, Series D nor Series E Preferred Stock is a mandatorily redeemable financial instrument and any obligation to issue a variable number of shares of Common Stock is not unconditional. Accordingly, the Series C, Series D and Series E Preferred Stock should be classified as equity. Neither the embedded conversion option nor the embedded call option meet the criteria to be separated from the Series C, Series D or Series E Preferred stock and thus these features should not be bifurcated and accounted for as derivatives. Additionally, the Series C and Series D Preferred Stock contain a beneficial conversion feature (“BCF”). Prior to the adoption of Accounting Standards Update (“ASU”) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, effective January 1, 2021, the BCF resulted in an increase to additional paid-in capital and a discount on the Series C and Series D Preferred Stock. The discounts on the Series C and Series D Preferred Stock were considered to be fully amortized at the date of issuance because the Series C and Series D Preferred Stock are immediately convertible, resulting in a deemed dividend at the date of issuance for the amount of the BCF. Finally, the Company determined that the Series D and Series E Preferred Stock does not contain conversion features that could result in the Company being required to redeem a portion of the shares converted, thus the Series D and Series E Preferred Stock should not be classified in mezzanine equity. See Note 12.

f.        Recently Adopted Accounting Standards: In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to improve consistent application and simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance. ASU 2019-12 is effective for annual and interim reporting periods beginning after December 12, 2020, with early adoption permitted. The adoption of ASU 2019-12 did not have a material impact on our condensed consolidated financial statements.

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

g.       Recently Issued Accounting Standards: In May 2021, the FASB Issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 was issued to clarify and reduce diversity in an issuer’s accounting for modifications or exchange of freestanding equity-classified written call options (for example, warrants) that remain equity-classified after modification or exchange. ASU2 021-04 requires that an entity treat a modification or exchange of a freestanding equity-classified written call option that remains equity-classified after modification or exchange be treated as an exchange of the original instrument for a new instrument. ASU2021-04 also clarifies how an entity should measure and recognize the effect of a modification or exchange of a freestanding equity-classified written call option that remains equity-classified after modification or exchange. ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and should be implemented prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including in an interim period. We do not expect the adoption of ASU 2021-04 to have a material impact on our condensed consolidated financial statements.

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

In addition, the Company is engaged in ongoing litigation with our former President and Chief Executive Officer, Dr. Michael Goldberg. See Note 11.

The Company has also been engaged in ongoing litigation with Capital Royalty Partners II L.P. (“CRG”) and pursuing recovery of approximately $4.3 million and other damages. See Note 11.

On August 30, 2020, the Company entered into a Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with each of the investors named therein (the “Investors”), pursuant to which the Investors agreed to purchase from the Company, up to $25.0 million in shares of the Company’s common stock, par value $0.001 per share (“Common Stock”). As of the date of filing of this Quarterly Report on Form 10-Q, we have received only $25,000 of the $5.0 million that is currently owed under the Common Stock Purchase Agreement. During the second quarter of 2021, the Company determined that it is unlikely that the remaining $4.975 million will ever be collected. Accordingly, the common stock subscription receivable was reversed from the condensed consolidated balance sheet as of June 30, 2021. We are continuing to evaluate our rights and remedies under that agreement. See Note 12.

On August 31, 2020, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent (the “Series D Preferred Stock Purchase Agreement”) with Keystone Capital Partners, LLC (“Keystone”) pursuant to which the Company agreed to issue to Keystone 150,000 shares of newly-designated Series D Redeemable Convertible Preferred Stock (the “Series D Preferred Stock”) for an aggregate purchase price of $15.0 million. Pursuant to the Series D Preferred Stock Purchase Agreement, Keystone agreed to purchase Series D Preferred Stock in amounts to be determined by Keystone in one or more closings before the end of the nine-month period following the date when the Company’s prospectus supplement to its existing registration statement on Form S-3 was filed with the SEC. On July 8, 2021 (the “Amendment Effective Date”), the Company entered into an Amendment to Stock Purchase Agreement and Letter of Investment Intent (the “Series D Amendment”) with Keystone pursuant to which Keystone purchased 22,077 shares of Series D Preferred Stock for an aggregate purchase price of approximately $2.2 million. Prior to the Amendment Effective Date, Keystone had purchased 72,500 shares of Series D Preferred Stock pursuant to the Series D Preferred Stock Purchase Agreement, leaving a remaining balance of 77,500 shares of Series D Preferred Stock. After purchasing the 22,077 remaining shares, Keystone has no further right or obligation to purchase shares of Series D Preferred Stock. Accordingly, the Series D Preferred Stock subscription receivable was reduced to approximately $2.2 million on the condensed consolidated balance sheet as of June 30, 2021. The Series D Preferred Stock is convertible into a maximum of 5,147,000 shares of Common Stock. See Notes 12 and 17.

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

Navidea intends to use the net proceeds from these transactions to fund its research and development programs, including continued advancement of its two Phase 2b and Phase 3 clinical trials of Tc99m tilmanocept in patients with rheumatoid arthritis (“RA”), and for general working capital purposes and other operating expenses.

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

We do not believe there has been significant impact to the Company’s clinical development and regulatory timelines resulting from the ongoing COVID-19 global pandemic. However, the COVID-19 outbreak delayed enrollment in our NAV3-32 clinical study in the United Kingdom due to national COVID-19-related shutdowns. In addition, the regulatory approval process in India has been delayed by the impact of COVID-19 in that country.

The Company has experienced recurring net losses and has used significant cash to fund its operations. The Company has considerable discretion over the extent of development project expenditures and has the ability to curtail the related cash flows as needed. The Company also has funds remaining under outstanding grant awards, and continues working to establish new sources of funding, including collaborations, potential equity investments, and additional grant funding that can augment the balance sheet. However, based on our current working capital and our projected cash burn, management believes that there is substantial doubt about the Company's ability to continue as a going concern for a period of one year from the filing of this Quarterly Report on Form 10-Q. No adjustments have been made to the accompanying condensed consolidated financial statements as a result of this uncertainty.

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

During the three-month periods ended June 30, 2021 and 2020, the Company recognized revenue from contracts with customers of approximately $13,000 and $9,000, respectively. During the six-month periods ended June 30, 2021 and 2020, the Company recognized revenue from contracts with customers of approximately $36,000 and $24,000, respectively. During the three-month and six-month periods ended June 30, 2021 and 2020, the Company did not recognize any related impairment losses, nor did the Company recognize any revenue from performance obligations associated with long-term contracts that were satisfied (or partially satisfied) in previous periods.

The following table disaggregates the Company’s revenue from contracts with customers for the three-month and six-month periods ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Royalty revenue:
Tc99m tilmanocept - Europe	$—	$8,920	$—	$24,141

License revenue:
Tc99m tilmanocept - Europe	$13,063	$—	$35,549	$—

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

Through June 30, 2021, the Company has not capitalized any contract-related costs as contract assets.

The following table summarizes the changes in contract liabilities, the current portion of which is included in accrued liabilities and other in the condensed consolidated balance sheets, during the three-month and six-month periods ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total deferred revenue, beginning of period	$700,000	$700,000	$700,000	$700,000
Revenue deferred related to sublicense	—	160,000	—	160,000
Revenue recognized from satisfaction of performance obligations	—	—	—	—
Total deferred revenue, end of period	$700,000	$860,000	$700,000	$860,000

The Company had license revenue receivable of approximately $98,000 and $59,000 outstanding as of June 30, 2021 and December 31, 2020.

In addition to revenue from contracts from customers, we also generate revenue from National Institutes of Health (“NIH”) grants to support various product development initiatives. The revenue recognition standard applies to revenue from contracts with customers. A customer is defined as a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ongoing major or central operations in exchange for consideration. The Company’s ongoing major or central operations consist of the development and commercialization of precision immunodiagnostic agents and immunotherapeutics. The NIH and its various institutes are responsible for biomedical and public health research and provide major biomedical research funding to non-NIH research facilities and entities such as Navidea. While the Company will directly benefit from any knowledge gained from the project, there is also a public health benefit provided, which justifies the use of public funds in the form of the grants. Based on the nature of the Company’s operations and the terms of the grant awards, Navidea does not have a vendor-customer relationship with the NIH and the grant awards are outside the scope of the revenue recognition standard. Accordingly, the revenue recognition standard need not be applied to the NIH grants. During the three-month periods ended June 30, 2021 and 2020, the Company recognized grant revenue of $73,000 and $262,000, respectively. During the six-month periods ended June 30, 2021 and 2020, the Company recognized grant revenue of $74,000 and $403,000, respectively.

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

Pursuant to the Termination Agreement, the parties agreed that neither owed the other any payments due under the License Agreement as of the Termination Date and that, among other things, SpePharm no longer has any right in, nor claim to, any intellectual property owned by the Company or its affiliates anywhere in the world. SpePharm also agreed to perform certain wind-down activities (the “Wind-Down Activities”) during the six-month period following the Termination Date (the “Transition Period”), which Transition Period was extended by ninety days. The Wind-Down Activities included, without limitation, SpePharm transferring to the Company or its designee(s) the regulatory approvals controlled by SpePharm or its affiliates for the purpose of marketing, distributing and selling the Products in the Licensed Territory. SpePharm also transferred to the Company certain tenders and other customer and sales contracts related to the Products. Subject to the terms of the Termination Agreement, Norgine, an affiliate of SpePharm, agreed to guarantee SpePharm’s performance of its obligations under the Termination Agreement. Although the Transition Period has elapsed, SpePharm is continuing to fulfill customer orders until the Company obtains the regulatory license required to distribute the product in Europe, which license the Company anticipates will be issued during the third quarter of 2021.

4.	Stock-Based Compensation

For the three-month periods ended June 30, 2021 and 2020, our total stock-based compensation expense, which includes reversals of expense for certain forfeited or cancelled awards, was approximately $142,000 and $35,000, respectively. For the six-month periods ended June 30, 2021 and 2020, our total stock-based compensation expense, which includes reversals of expense for certain forfeited or cancelled awards, was approximately $263,000 and $74,000, respectively. We have not recorded any income tax benefit related to stock-based compensation in any of the three-month or six-month periods ended June 30, 2021 and 2020.

A summary of the status of our stock options as of June 30, 2021, and changes during the six-month period then ended, is presented below.

	Six Months Ended June 30, 2021
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2021	549,970	$8.81	8.0	$209,280
Granted	232,000	2.54
Exercised	(2,000)	1.06
Cancelled/Forfeited	(67,600)	4.01
Outstanding, June 30, 2021	712,370	$7.25	7.8	$143,695
Exercisable, June 30, 2021	186,638	$15.64	5.3	$52,874

The weighted average grant date fair value per stock option granted during the six-month period ended June 30, 2021 was $1.86. Key assumptions used in the Black-Scholes option pricing model for stock options granted during the six-month period ended June 30, 2021 were the Company’s stock price, an expected volatility rate of 90.22%, a risk-free rate of 0.67%, and an expected life of 5.97 years.

A summary of the status of our unvested restricted stock as of June 30, 2021, and changes during the six-month period then ended, is presented below.

	Six Months Ended June 30, 2021
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested, January 1, 2021	60,000	$2.90
Granted	15,000	2.17
Vested	(15,000)	1.47
Unvested, June 30, 2021	60,000	$3.08

As of June 30, 2021, there was approximately $415,000 of total unrecognized compensation expense related to unvested stock-based awards, which we expect to recognize over the remaining weighted average vesting term of 1.6 years.

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

Diluted loss per common share for the six-month periods ended June 30, 2021 and 2020 excludes the effects of 1,684,694 and 1,423,344 common share equivalents, respectively, since such inclusion would be anti-dilutive. The excluded shares consist of common shares issuable upon exercise of outstanding stock options and warrants.

The Company’s unvested restricted stock awards contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”). Therefore, the unvested restricted stock awards are required to be included in the number of shares outstanding for both basic and diluted earnings per share calculations. However, due to our loss from continuing operations, 60,000 and 10,000 shares of unvested restricted stock for the six-month periods ended June 30, 2021 and 2020, respectively, were excluded in determining basic and diluted loss per share from continuing operations because such inclusion would be anti-dilutive.

6.	Inventory

The components of inventory as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, \2020
Materials	$77,750	$77,750
Finished goods	101,080	92,048
Total inventory	$178,830	$169,798

During the three-month and six-month periods ended June 30, 2021, we allocated approximately $1,000 and $5,000, respectively, of finished goods inventory for use in clinical trials. These transactions were recorded in research and development expense in the condensed consolidated statements of operations.

7.	Investment in Macrophage Therapeutics, Inc.

In August 2018, Dr. Michael Goldberg resigned from his positions as an executive officer and a director of Navidea. In connection with Dr. Goldberg’s resignation, Navidea and Dr. Goldberg entered into an Agreement (the “Goldberg Agreement”), with the intent of entering into one or more additional definitive agreements, which set forth the terms of the separation from service. In February 2019, the MT Board removed Dr. Goldberg as President and Chief Executive Officer of MT and from any other office of MT to which he may have been appointed or in which he was serving. Dr. Goldberg remains a member of the MT Board, together with Michael Rice and Dr. Claudine Bruck. Dr. Bruck remains a member of the board of directors of Navidea. The MT Board then appointed Jed A. Latkin to serve as President and Chief Executive Officer of MT. On or about December 18, 2020 the Joint Official Liquidators and Foreign Representatives of Platinum Partners Value Arbitrage Fund L.P. sent a letter to MT directing that Dr. Goldberg be removed from the MT Board. The MT Board has taken no action in response. See Note 11 with respect to the litigation matters related to Dr. Goldberg in Note 7.

8.	Accounts Payable, Accrued Liabilities and Other

Accounts payable as of June 30, 2021 and December 31, 2020 includes an aggregate of $28,000 and $66,000, respectively, due to related parties for director fees. Accrued liabilities and other as of June 30, 2021 and December 31, 2020 includes an aggregate of $613,000 and $755,000, respectively, due to related parties for accrued bonuses, benefits, termination costs and director fees. During the second quarter of 2021, the Company began paying director fees 50% in cash and 50% in stock. As a result, 50% of the second quarter director fees are included in accounts payable and 50% are included in accrued liabilities and other in the condensed consolidated balance sheet as of June 30, 2021.

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

Interest expense related to the IPFS note payable totaled $1,000 and $4,000 during the three-month and six-month periods ended June 30, 2021, respectively. The balance of the IPFS note payable was $0 and $379,000 as of June 30, 2021 and December 31, 2020, respectively.

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

Summary

During the three-month periods ended June 30, 2021 and 2020, we recorded interest expense of $1,000 and $2,000, respectively, related to our notes payable. During the six-month periods ended June 30, 2021 and 2020, we recorded interest expense of $4,000 and $5,000, respectively, related to our notes payable.

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

Total operating lease expense was $44,000 and $50,000 for the three-month periods ended June 30, 2021 and 2020, respectively. Total operating lease expense was $90,000 and $102,000 for the six-month periods ended June 30, 2021 and 2020, respectively. Operating lease expense was recorded in selling, general and administrative expenses on our condensed consolidated statements of operations.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of June 30, 2021.

Maturity of Lease Liabilities	Operating Lease Payments
2021 (remaining)	$159,131
2022	291,111
2023	19,699
2024	1,355
Total undiscounted operating lease payments	471,296
Less imputed interest	36,973
Present value of operating lease liabilities	$434,323

Balance Sheet Classification
Current lease liabilities	$313,852
Noncurrent lease liabilities	120,471
Total operating lease liabilities	$434,323

Other Information
Weighted-average remaining lease term for operating leases (years)	1.4
Weighted-average discount rate for operating leases	11.0%

Cash paid for amounts included in the present value of operating lease liabilities was $185,000 and $181,000 during the six-month periods ended June 30, 2021 and 2020, respectively, and is included in operating cash flows.

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

The Company had also been engaged in ongoing litigation with CRG in the Court of Common Pleas of Franklin County, Ohio (the “Ohio Court”) related to Navidea’s claims that the CRG Lenders fraudulently induced Navidea to enter into a settlement agreement and breached the terms of the same through certain actions taken by the CRG Lenders in connection with the Global Settlement Agreement, pursuant to which Navidea agreed to pay up to $66.0 million to the CRG Lenders, as well as through actions and misrepresentations by CRG after the Global Settlement Agreement was executed. The claims in that suit were for breach of contract, conversion and unjust enrichment against the CRG Lenders for their collection of more than $66.0 million, the maximum permitted under the Global Settlement Agreement, and their double recovery of amounts paid as part of the $4.1 million paid in June 2016 and recovered again as part of the $66.0 million. CRG’s double recovery and recovery of more than $66.0 million are due to CRG drawing the entire $7.1 million on the Cardinal Health 414 letter of credit. The CRG Lenders sought a Writ of Prohibition in the Ohio Supreme Court to prevent this case from moving forward, which was denied, and proceedings resumed in front of the Ohio Court. Following an unsuccessful mediation on May 7, 2019, Navidea moved for summary judgment on June 28, 2019. On November 27, 2019, the Ohio Court found that when CRG collected more than $66.0 million, they took an excess recovery and breached the Global Settlement Agreement. The Ohio Court awarded approximately $4.3 million to Navidea, plus statutory interest from April 9, 2018, the date CRG drew on the Cardinal Health 414 letter of credit. The Ohio Court also found that there was no unjust enrichment or conversion by CRG since this was a matter of contract and only contract damages were appropriate. The decision was a final appealable order and terminated the case before the Ohio Court. On December 5, 2019, CRG filed a notice of appeal with Ohio’s 10th District Court of Appeals regarding the judgment in favor of Navidea. The briefing of the appeal concluded on March 27, 2020, and oral argument on the appeal was held on September 23, 2020. On March 16, 2021, Ohio’s 10th District Court of Appeals issued a decision which reversed the Ohio Court’s November 27, 2019 ruling that CRG breached the Global Settlement Agreement and its award of $4.3 million plus statutory interest to Navidea. The Ohio Court of Appeals held that the Ohio Court did not have jurisdiction to adjudicate Navidea’s claims and therefore did not rule on the factual merits of Navidea’s claims regarding CRG’s recovery in excess of the contractually agreed maximum amount. On April 30, 2021, Navidea filed a notice of appeal of the Ohio Court of Appeals’ decision to the Ohio Supreme Court along with a memorandum in support of jurisdiction. On July 20, 2021 the Ohio Supreme Court issued an announcement declining to accept the appeal for review. The case was then returned to the Ohio Court, and, on August 5, 2021, the Company filed a notice of voluntary dismissal without prejudice of its claims in the Ohio Court. The Company is presently evaluating its options with respect to claims against CRG.

CRG filed another lawsuit in the Texas Court in April 2018. This suit seeks a declaratory judgment that CRG did not breach the Global Settlement Agreement by drawing the entire $7.1 million on the Cardinal Health 414 letter of credit. CRG also alleges that the Company breached the Global Settlement Agreement by appealing the Texas Court’s judgment and by filing the suit in Franklin County, Ohio. The Company moved to dismiss CRG’s claims under the Texas Citizens’ Participation Act. The Texas Court denied the motion to dismiss. The Company filed an interlocutory appeal of the denial of its motion to dismiss. The Court of Appeals affirmed the Texas Court’s refusal to dismiss CRG’s claim on August 28, 2020. The Company has filed a petition for review with the Texas Supreme Court seeking to reverse the Texas Court’s ruling. The Texas Supreme Court denied the Company’s petition on December 18, 2020, and litigation resumed in the Texas Court on February 1, 2021. CRG filed a motion for summary judgment in the Texas Court on July 1, 2021. The motion for summary judgment has not yet been set for hearing and it is currently unknown when it will be heard or decided. See Note 2.

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

On November 30, 2018, Platinum-Montaur filed a notice of appeal with the United States Court of Appeals for the Second Circuit (the “Second Circuit”) claiming that the District Court erred in dismissing Platinum-Montaur’s claims for breach of contract and unjust enrichment. On January 22, 2019, Platinum-Montaur filed its brief in the Second Circuit, asking the Second Circuit to reverse the District Court and remand the case to the District Court for further proceedings. The Second Circuit held oral argument in this matter on September 5, 2019. On November 25, 2019, the Second Circuit issued a decision which remanded the case to the District Court for further consideration of whether the District Court had jurisdiction over the case following removal from the New York Supreme Court. The Second Circuit did not address the merits of Platinum-Montaur’s allegations against Navidea. By agreement of the parties, the case was remanded from the District Court to the New York Supreme Court. A preliminary conference was set for April 28, 2020 but was cancelled due to the COVID-19 pandemic. After a delay due to the New York Supreme Court not accepting non-emergency filings due to the pandemic, Navidea filed a Motion to Dismiss on June 4, 2020. On September 2, 2020, the New York Supreme Court granted the Motion to Dismiss. Platinum-Montaur filed a Notice of Appeal of the New York Supreme Court’s decision on September 23, 2020 and the appeal is now docketed with the Appellate Department-First Division. Platinum-Montaur perfected its appeal on or about June 28, 2021. Briefing of the appeal has commenced but a timeline for resolution of the appeal, including potential oral argument, is unknown. See Note 2.

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

On February 11, 2019, Dr. Goldberg represented to the MT Board that he had, without MT Board or shareholder approval, created a subsidiary of MT, transferred all of the assets of MT into the subsidiary, and then issued himself stock in the subsidiary. On February 19, 2019, Navidea notified MT that it was terminating the sublicense in accordance with its terms, effective March 1, 2019, due to MT’s insolvency. On February 20, 2019, the MT Board removed Dr. Goldberg as President and Chief Executive Officer of MT and from any other office of MT to which he may have been appointed or in which he was serving. Dr. Goldberg remains a member of the MT Board, together with Michael Rice and Dr. Claudine Bruck. Dr. Bruck remains a member of the board of directors of Navidea. The MT Board then appointed Jed A. Latkin to serve as President and Chief Executive Officer of MT. On or about December 18, 2020 the Joint Official Liquidators and Foreign Representatives of Platinum Partners Value Arbitrage Fund L.P. sent a letter to MT directing that Dr. Goldberg be removed from the MT Board. The MT Board has taken no action in response.

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

On August 24, 2020, in connection with Dr. Goldberg’s motion for advancement, the District Court adopted the Magistrate Judge’s report and recommendation and found that while Dr. Goldberg was not being granted advancement of fees and expenses incurred in connection with either the Delaware Action or the assertion of third-party claims against MT, the District Court ruled that Dr. Goldberg was entitled to advancement for the defense of the remaining claims asserted against him by Navidea in the New York action. Dr. Goldberg also asked the Court to accelerate the timeline by which advancement will occur, and to expand the scope of issues to which Dr. Goldberg would be entitled to advancement and sought to hold Navidea in contempt for failing to advance fees to date. The Company opposed Dr. Goldberg’s requests.

On May 27, 2021, the District Court adopted the report and recommendation of the Magistrate Judge and ordered that: (1) Dr. Goldberg only be awarded $14,955 for indemnification for his attorneys’ fees; (2) Dr. Goldberg only be advanced $1,237.50 for his attorneys’ fees subject to repayment; (3) Navidea should not be required to indemnify or advance any of the costs sought by Dr. Goldberg; (4) Dr. Goldberg is not entitled to advancement for the prosecution of his counterclaims and third-party claims; (5) Dr. Goldberg’s motion to hold Navidea in contempt be denied; and (6) Navidea should not be required to advance any additional fees or costs unless Dr. Goldberg presents his time records and costs in compliance with the Court’s orders.

Fact discovery in the New York Action has been completed and the Court has ordered that expert discovery be completed no later than November 30, 2021.

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

A trial on MT’s claims against Goldberg for breach of fiduciary duty and conversion was held on December 1 through December 3, 2020. Following the three-day trial and extensive post-trial briefing, the Delaware Court agreed with MT that Dr. Goldberg breached his fiduciary duty. Specifically, the Court ruled: “Dr. Goldberg attempted to take for himself that which belonged to [MT]. In doing so, he breached his duty of loyalty to [MT] stockholders. [MT] was absolutely justified in bringing this action to remedy (in this case undo) the harm caused by Dr. Goldberg’s misconduct.” The Delaware Court disagreed with MT’s arguments regarding damages and, other than awarding nominal damages, declined to award additional relief beyond that which it had previously granted. With respect to MT’s claim for conversion, the Delaware Court found that the claim was not supported because “Dr. Goldberg confirmed that he currently does not own or possess any intellectual property related to either Navidea or [MT]” and that “any IP Dr. Goldberg created while at Navidea or any of its subsidiaries was and remains the property of Navidea and its subsidiaries.” In addition, the Court denied Dr. Goldberg’s motion to hold MT’s directors and CEO in contempt, denied Dr. Goldberg’s motion to dismiss the lawsuit against him, and granted MT’s motion to dismiss Dr. Goldberg’s petition to remove MT’s board members.

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

NYSE American Continued Listing Standards

Navidea must maintain compliance with NYSE American continued listing standards, including those relating to stockholders’ equity. Specifically, Sections 1003(a)(i), (ii) and (iii) of the NYSE American Company Guide (the “Guide”), the highest of such standards requiring an issuer to have stockholders’ equity of $6.0 million or more if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years. As of June 30, 2021, the Company had stockholders’ equity of approximately $5.7 million.

Even if an issuer does not meet the standards required by Sections 1003(a)(i), (ii) and (iii) of the Guide, the NYSE American will not normally consider delisting securities of an issuer that fails to meet these requirements if the issuer has (1) average global market capitalization of at least $50,000,000; or total assets and revenue of $50,000,000 in its last fiscal year, or in two of its last three fiscal years; and (2) the issuer has at least 1,100,000 shares publicly held, a market value of publicly held shares of at least $15,000,000 and 400 round lot shareholders. As of June 30, 2021, the Company’s total market capitalization was approximately $55.2 million. However, declines in the Company’s stock price since June 30, 2021 have at times resulted in total market capitalization falling below $50.0 million. Therefore, we may not be able to continue meeting these exceptions and there is a risk that our Common Stock may be delisted as a result of our failure to meet the minimum stockholders' equity requirement for continued listing.

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

On August 30, 2020, the Company entered into a Common Stock Purchase Agreement with the Investors named therein, pursuant to which the Investors agreed to purchase from the Company up to $25.0 million in shares of the Company’s Common Stock. As of the date of filing of this Quarterly Report on Form 10-Q, we have received only $25,000 of the $5.0 million that is currently owed under the Common Stock Purchase Agreement. In accordance with current accounting guidance, the remaining $4.975 million of stock subscriptions receivable was included in common stock subscriptions receivable in the consolidated balance sheet as of December 31, 2020. During the second quarter of 2021, the Company determined that it is unlikely that the remaining $4.975 million will ever be collected. Accordingly, the common stock subscription receivable was reversed from the condensed consolidated balance sheet as of June 30, 2021. See Note 2.

On August 31, 2020, the Company entered into a Series D Preferred Stock Purchase Agreement with Keystone pursuant to which the Company agreed to issue to Keystone 150,000 shares of Series D Preferred Stock for an aggregate purchase price of $15.0 million. Pursuant to the Series D Preferred Stock Purchase Agreement, Keystone agreed to purchase Series D Preferred Stock in amounts to be determined by Keystone in one or more closings. The Series D Preferred Stock is convertible into a maximum of 5,147,000 shares of Common Stock. Of the $15.0 million, approximately $7.25 million was received and the related 72,500 shares of Series D Preferred Stock were issued through June 30, 2021. These 72,500 shares were subsequently converted into 3,778,789 shares of Common Stock through June 30, 2021. Of the $7.25 million received through June 30, 2021, $2.925 million was received prior to the filing of our Annual Report on Form 10-K for the year ended December 31, 2020. In accordance with current accounting guidance, this $2.925 million was included in stock subscriptions receivable in the consolidated balance sheet as of December 31, 2020. See Notes 2 and 17.

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

In connection with the private placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, the Company prepared and filed with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-1 to register for resale the maximum number of Series E Conversion Shares (as defined below) issuable upon conversion of the Series E Preferred Stock. In the event that both (i) the number of shares of Common Stock beneficially held by Mr. Scott falls below 20% of the outstanding Common Stock on an as-converted basis, as determined in accordance with Section 13(d) of the Exchange Act and the rules thereunder, and (ii) Mr. Scott is an affiliate (as that term is defined under Rule 144) at the time of the Reload Request (as defined below), the Company, upon written request from Mr. Scott (the “Reload Request”), will be required prepare and file with the SEC one, and only one, additional registration statement covering the resale of those shares of Common Stock owned by Mr. Scott as of the date of the Reload Request that, as of such time, are not registered for resale under the Securities Act of 1933, as amended (the “Securities Act”). The securities issued in the offering have not been registered under the Securities Act, and until so registered the securities may not be offered or sold absent registration or availability of an applicable exemption from registration.

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

Navidea intends to use the net proceeds from these transactions to fund its research and development programs, including continued advancement of its Phase 2b and Phase 3 clinical trials of Tc99m tilmanocept in patients with RA, and for general working capital purposes and other operating expenses. See Note 2.

During the six-month periods ended June 30, 2021 and 2020, we issued 30,018 and 32,651 shares of our common stock as matching contributions to our 401(k) Plan which were valued at $77,000 and $40,000, respectively.

During the six-month period ended June 30, 2020, we issued 94,159 shares of our common stock valued at $172,000 to our full-time employees as partial payment in lieu of cash for their 2019 bonuses.

13.	Stock Warrants

As of June 30, 2021, there are 972,324 warrants outstanding to purchase Navidea's Common Stock. The warrants are exercisable at prices ranging from $0.20 to $49.80 per share with a weighted average exercise price of $17.97 per share. The warrants have remaining outstanding terms ranging from 8 months to 14.1 years.

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

Current accounting standards require a valuation allowance against DTAs if, based on the weight of available evidence, it is more likely than not that some or all of the DTAs may not be realized. Due to the uncertainty surrounding the realization of these DTAs in future tax returns, all of the DTAs have been fully offset by a valuation allowance as of June 30, 2021 and December 31, 2020.

In assessing the realizability of DTAs, management considers whether it is more likely than not that some portion or all of the DTAs will not be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods) and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the DTAs are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences or tax carryforwards as of June 30, 2021.

Current accounting standards include guidance on the accounting for uncertainty in income taxes recognized in the financial statements. Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility. As a result, no liability for uncertain tax positions was recorded as of June 30, 2021 or December 31, 2020 and we do not expect any significant changes in the next twelve months. Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense. As of June 30, 2021, tax years 2017-2020 remained subject to examination by federal and state tax authorities.

As of June 30, 2021, we had approximately $153.3 million of federal and $20.1 million of state net operating loss carryforwards, as well as approximately $8.9 million of federal R&D credit carryforwards which expire from 2021 to 2040.

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

The information in the following tables is derived directly from each reportable segment’s financial reporting.

Three Months Ended June 30, 2021	Diagnostics	Therapeutics	Corporate	Total
License revenue	$13,063	$—	$—	$13,063
Grant and other revenue	247,983	—	—	247,983
Total revenue	261,046	—	—	261,046
Research and development expenses	1,358,123	139,933	—	1,498,056
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	873	1,411,879	1,412,752
Depreciation and amortization (2)	6,041	—	13,817	19,858
Loss from operations (3)	(1,103,118)	(140,806)	(1,425,696)	(2,669,620)
Other expense (4)	—	—	(4,420)	(4,420)
Net loss	(1,103,118)	(140,806)	(1,430,116)	(2,674,040)
Total assets, net of depreciation and amortization:
United States	$269,464	$—	$10,811,515	$11,080,979
International	199,741	—	590	200,331
Capital expenditures	—	—	2,707	2,707

Three Months Ended June 30, 2020	Diagnostics	Therapeutics	Corporate	Total
Royalty revenue	$8,920	$—	$—	$8,920
Grant and other revenue	215,458	46,723	—	262,181
Total revenue	224,378	46,723	—	271,101
Cost of revenue	357	—	—	357
Research and development expenses	1,193,151	88,628	—	1,281,779
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	972	1,309,363	1,310,335
Depreciation and amortization (2)	—	—	19,256	19,256
Loss from operations (3)	(969,130)	(42,877)	(1,328,619)	(2,340,626)
Other income (4)	—	—	15,007	15,007
Net loss	(969,130)	(42,877)	(1,313,612)	(2,325,619)
Total assets, net of depreciation and amortization:
United States	$107,185	$36,483	$6,463,015	$6,606,683
Capital expenditures	—	—	1,947	1,947

Six Months Ended June 30, 2021	Diagnostics	Therapeutics	Corporate	Total
License revenue	$35,549	$—	$—	$35,549
Grant and other revenue	349,234	—	—	349,234
Total revenue	384,783	—	—	384,783
Research and development expenses	2,452,513	268,297	—	2,720,810
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	2,879	3,622,870	3,625,749
Depreciation and amortization (2)	12,081	—	25,525	37,606
Loss from operations (3)	(2,079,811)	(271,176)	(3,648,395)	(5,999,382)
Other income (4)	—	—	358,450	358,450
Net loss	(2,079,811)	(271,176)	(3,289,945)	(5,640,932)
Total assets, net of depreciation and amortization:
United States	$269,464	$—	$10,811,515	$11,080,979
International	199,741	—	590	200,331
Capital expenditures	—	—	2,707	2,707

Six Months Ended June 30, 2020	Diagnostics	Therapeutics	Corporate	Total
Royalty revenue	$24,141	$—	$—	$24,141
Grant and other revenue	274,374	128,858	—	403,232
Total revenue	298,515	128,858	—	427,373
Cost of revenue	966	—	—	966
Research and development expenses	2,150,777	130,271	—	2,281,048
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	(550)	3,121,796	3,121,246
Depreciation and amortization (2)	—	—	36,099	36,099
Loss from operations (3)	(1,853,228)	(863)	(3,157,895)	(5,011,986)
Other income (4)	—	—	12,759	12,759
Net loss	(1,853,228)	(863)	(3,145,136)	(4,999,227)
Total assets, net of depreciation and amortization:
United States	$107,185	$36,483	$6,463,015	$6,606,683
Capital expenditures	—	—	8,406	8,406

(1)         General and administrative expenses, excluding depreciation and amortization, represent costs that relate to the general administration of the Company and as such are not currently allocated to our individual reportable segments, other than those expenses directly incurred by Navidea Europe, Navidea UK and MT.

(2)         Depreciation and amortization are reflected in selling, general and administrative expenses ($19,858 and $19,256 for the three-month periods ended June 30, 2021 and 2020, and $37,606 and $36,099 for the six-month periods ended June 30, 2021 and 2020, respectively).

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

16.	Supplemental Disclosure for Statements of Cash Flows

During the six-month periods ended June 30, 2021 and 2020, we paid interest aggregating $4,000 and $5,000, respectively. During the six-month period ended June 30, 2021, we collected approximately $2.925 million of stock subscriptions which were received prior to the filing of our Annual Report on Form 10-K for the year ended December 31, 2020 and were included in stock subscriptions receivable in our consolidated balance sheet as of December 31, 2020. In February 2020, the Company amended its existing office lease and recognized a right-of-use lease asset in exchange for a lease liability of $100,432. During the six-month periods ended June 30, 2021 and 2020, we issued 30,018 and 32,651 shares of our common stock as matching contributions to our 401(k) Plan which were valued at $77,000 and $40,000, respectively. During the six-month period ended June 30, 2020, we issued 94,159 shares of our common stock valued at $172,000 to our employees as partial payment in lieu of cash for their 2019 bonuses. During the six-month period ended June 30, 2020, 411,000 Series OO warrants to purchase the Company’s common stock were exercised on a cashless basis in exchange for issuance of 300,595 shares of Navidea common stock. During the six-month period ended June 30, 2020, the Company recorded a deemed dividend of approximately $78,000 related to the BCF on 70,000 shares of Series C Preferred Stock, and 70,000 shares of Series C Preferred Stock were converted into 410,765 shares of Common Stock.

17.	Subsequent Events

The Company has evaluated events and transactions subsequent to June 30, 2021 and through the date these condensed consolidated financial statements were included in this Quarterly Report on Form 10-Q and filed with the SEC.

On July 8, 2021, the Company entered into the Series D Amendment with Keystone pursuant to which Keystone agreed to purchase 22,077 shares of Series D Preferred Stock on or before July 9, 2021 at 5 p.m. Eastern Time for an aggregate purchase price of approximately $2.2 million. The Series D Amendment amended the Series D Preferred Stock Purchase Agreement dated August 31, 2020 between the parties. Prior to the Amendment Effective Date, Keystone had purchased 72,500 shares of Series D Preferred Stock pursuant to the Series D Preferred Stock Purchase Agreement, leaving a remaining balance of 77,500 shares of Series D Preferred Stock. After purchasing 22,077 of the remaining shares, Keystone has no further right or obligation to purchase shares of Series D Preferred Stock. The Series D Amendment also contains a customary mutual release provision.

The entire $2.2 million was received and the related 22,077 shares of Series D Preferred Stock were issued on July 8, 2021. In accordance with current accounting guidance, $2.2 million of stock subscriptions receivable was included in stock subscriptions and other receivables in the condensed consolidated balance sheet as of June 30, 2021. See Notes 2 and 12.

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

Our business is focused on two primary types of drug products: (i) diagnostic substances, including Tc99m tilmanocept and other diagnostic applications of our Manocept platform, and (ii) therapeutic development programs, including therapeutic applications of our Manocept platform. See Note 15 to the accompanying condensed consolidated financial statements for more information about our business segments.

Technology and Product Candidates

Our primary development efforts over the last several years were focused on diagnostic products, including Tc99m tilmanocept, which the Company has a license to distribute outside of Canada, Mexico and the United States. Our more recent initiatives have been focused on diagnostic and therapeutic line extensions based on our Manocept platform.

During the ongoing COVID-19 global pandemic, the Company’s primary concern is the safety of its employees, the employees of its clinical trial sites, and the patients enrolled in its clinical trials. The Company is working hard to mitigate any safety risk along with any long-term impact on its clinical development programs. We do not believe there has been a significant impact to the Company’s clinical development and regulatory timelines resulting from the ongoing COVID-19 global pandemic. However, the COVID-19 outbreak delayed enrollment in our NAV3-32 clinical study in the United Kingdom due to national COVID-19-related shutdowns. In addition, the regulatory approval process in India has been delayed by the impact of COVID-19 in that country.

Navidea has completed enrollment and imaging events in Arms 1, 2, and 3 of the Company’s ongoing Phase 2b clinical trial (NAV3-31) and delivered interim data. In addition, the Company launched a Phase 2b clinical trial (NAV3-35) designed to accrue hand and wrist planar and SPECT/CT images from healthy subjects (with SPECT/CT imaging also done on a small group of rheumatoid arthritis (“RA”) patients) so that Navidea can complete a normative database in support of its RA imaging commercial product development. The Company’s pivotal Phase 3 trial for RA (NAV3-33) also remains on track for a second-half 2021 launch. The additional Phase 2b trial (NAV3-32) correlating Tc99m tilmanocept uptake in RA-involved joints with CD206 immunohistochemistry findings from synovial biopsies has received investigational review board approval at both Northwestern University and in the United Kingdom and recruitment has begun at both sites. A third site in California is scheduled to open for enrollment in August 2021. In addition, the investigator-initiated Phase 2 cardiovascular (“CV”) study is nearing completion at Massachusetts General Hospital with the last subject having been recruited and imaged. Results of this study provided to date have paralleled data in our earlier published article, and these data are supportive of Navidea’s hypothesis that tilmanocept can provide marked signal to background in a host of CV disease applications.

Manocept Platform - Diagnostics and Therapeutics Background

Navidea’s Manocept platform is predicated on the ability to specifically target the mannose receptor (CD206) expressed primarily on activated macrophages. This flexible and versatile platform serves as a molecular backbone for purpose-built targeted imaging molecules that may significantly impact patient care by providing enhanced diagnostic accuracy, clinical decision-making, and target-specific treatment. This CD206-targeted drug platform is applicable to a range of diagnostic modalities, including single photon emission computed tomography (“SPECT”), positron emission tomography (“PET”), gamma-scanning and intra-operative and/or optical-fluorescence detection, as well as delivery of therapeutic compounds that target macrophages and their role in a variety of immune- and inflammation-involved diseases. The United States Food and Drug Administration (“FDA”)-approved sentinel node/lymphatic mapping agent, Tc99m tilmanocept, is representative of the ability to successfully exploit this mechanism to develop powerful new products and to expand this technology into additional diagnostic and therapeutic applications.

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

The Company has developed processes for producing the first two therapeutic Manocept immuno-construct series, the MAN-DOX series, which is designed to specifically target and kill or modify activated CD206+ macrophages by delivering doxorubicin, and the MAN-DEX series, which is designed to inhibit the inflammatory activity of activated CD206+ macrophages by delivering a potent anti-inflammatory agent, dexamethasone. We have contracted with independent facilities to improve chemical syntheses and to produce sufficient quantities of the MAN-DOX series and MAN-DEX series agents, along with the concomitant analytical standards, to provide material for current and planned preclinical animal studies and future clinical trials. Evaluation of an advanced MAN-DOX construct has been successfully evaluated in both human macrophage cell culture assays and in various syngeneic mouse models of cancer. Similar evaluations of an advanced MAN-DEX construct are currently ongoing.

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

In June 2019, the results of the Company’s NAV3-21 clinical study were presented at the SNMMI Annual Meeting in Anaheim, California. he presentation, titled “A Phase 1/2 Study of Intravenously Administered Tc99m Tilmanocept to Determine Safety, Tolerability, Optimal Clinical Dose Selection, and Imaging Timepoint in Patients Clinically Diagnosed with Rheumatoid Arthritis,” was delivered by Arash Kardan, M.D. In addition, an abstract of the presentation was published in the Journal of Nuclear Medicine (2019, Volume 60, Supplement 1). The NAV3-21 study enrolled subjects with active, moderate-to-severe RA, and healthy controls. Results from the completed trial demonstrate that Tc99m tilmanocept is well-tolerated with no serious adverse events, adverse drug reactions, or drug-related adverse events observed. Additionally, static planar images revealed joint-specific Tc99m tilmanocept localization in RA subjects to disease-involved joints of the shoulders, knees, hands, and feet, but no joint-specific localization in healthy control subjects, revealing potentially significant immunodiagnostic information about CD206-expressing synovial macrophage involvement in RA. An optimal imaging time window post-Tc99m tilmanocept IV administration, as well as optimal dosing, were also determined.

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

In October 2019, the Company performed its first interim analysis of this trial, covering subjects enrolling into Arms 1 and 2. The results of this interim analysis were in line with the Company’s hypotheses that Tc99m tilmanocept can provide robust, stable imaging in healthy subjects as well as in patients with active RA, and provide the fundamental information needed to keep moving forward into the Phase 3. A summary of these results was presented at the 2020 EULAR meeting. In May 2020, the Company announced the results of its second interim analysis, covering Arm 3 of the trial. This Arm mirrors the upcoming Phase 3 in design and provided information relevant for sample size calculation for the Phase 3 as well as support for the hypothesis that Tc99m tilmanocept imaging can provide an early indicator of treatment efficacy of anti-tumor necrosis factor (“TNF”) alpha therapeutics. These interim results were presented at the 2020 ACR meeting. In June 2020, the Company announced full enrollment into this trial, with imaging events now completed in each patient enrolled in Arm 3. In February 2021, the Company submitted its formal briefing book to the FDA, containing detailed analysis and discussion of the Company’s ongoing Phase 2b study (NAV3-31) and prior studies in RA as well as the design and statistical analysis plan for the proposed Phase 3 for FDA comment. Following the feedback received from the FDA at the end of March 2021, the Company continued to work toward completing the analysis of the full trial dataset and resultant briefing book containing the results of this analysis in preparation for the standard End-of-Phase 2 Type B meeting, which is scheduled to take place on September 1, 2021. The pivotal Phase 3 study program will assess joint disease status and monitor patient response to therapy.

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

A nine-subject study to evaluate diagnostic imaging of emerging atherosclerosis plaque with the Tc99m tilmanocept product dosed SC was performed (ClinicalTrials.gov NCT02542371). The results of this study were presented at two major international meetings (Conference on Retroviruses and Opportunistic Infections and SNMMI, 2017) and published in early release in the Journal of Infectious Diseases in January 2017 (published in the circulated version, Journal of Infectious Diseases (2017) 215 (8): 1264-1269), confirming that the Tc99m tilmanocept product can both quantitatively and qualitatively target non-calcified plaque in the aortic arch of Acquired Immunodeficiency Syndrome (“AIDS”) patients (supported by NIH/NHLBI Grant 1 R43 HL127846-01). This study was later expanded to include up to 31 participants, and enrollment is complete, with full image analysis to come.

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

Navidea has also been awarded a $225,000 phase 1 Small Business Technology Transfer grant (1R41HL147640-01A1) entitled Gallium 68 Tilmanocept for PET Imaging of Atherosclerosis Plaques. This grant supports a research collaboration between Navidea and Dr. Suzanne Lapi of the University of Alabama Birmingham. This work has as its aim the evaluation of [68]gallium tilmanocept for imaging plaques in an animal model of atherosclerosis. Activities began in the fourth quarter of 2019.

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

Manocept Platform – In-Vitro and Pre-Clinical Immunotherapeutics Data

The Company has been developing Manocept platform drug delivery constructs that carry various payloads including doxorubicin and dexamethasone. Chemical synthesis techniques have advanced considerably, resulting in more robust and reproducible synthesis protocols that provide products with chemical attributes indicative of enhanced in vivo activity. The most advanced drug delivery construct carries a doxorubicin payload and is now in its third generation of chemical synthesis protocol design. This third generation doxorubicin carrying construct has been extensively evaluated in human macrophage cell culture assays and in three experiments using syngeneic mouse cancer models. These experiments show that at treatment doses below what is required to kill macrophages, the doxorubicin-carrying constructs dramatically alters the immunological behavior of macrophages, making them more proinflammatory. In one of the syngeneic mouse tumor experiments, the Manocept doxorubicin construct significantly synergized the activity of another anticancer therapy producing anti-tumor activity that was greater than either treatment alone. Results from this study will be presented at the New York Academy of Sciences Frontiers in Cancer Immunotherapy 2021 conference on May 14, 2021. Near-term experiments with the Manocept doxorubicin construct include further studies in macrophage cell culture, additional syngeneic mouse tumor models, and a toxicity study in rats. Work involving a second generation Manocept dexamethasone-carrying construct and efforts developing Manocept constructs with different payloads is ongoing.

Kaposi’s Sarcoma

The novel MAN-DOX class constructs are designed to specifically deliver doxorubicin, a chemotoxin, which can kill KS tumor cells and their tumor-associated macrophages, potentially altering the course of cancer. We have received additional funding to continue therapeutic studies in this disease with the goal of completing an investigational new drug (“IND”) submission for a Manocept construct (MAN-DOX class of compounds) consisting of tilmanocept linked to doxorubicin for the treatment of KS. The first part of the grant, now complete, supported analyses including in vitro and cell culture studies, to be followed by Parts 2 and 3 FDA-required preclinical animal testing studies. The information from these studies can be combined with other information in an IND application that can be submitted to the FDA requesting permission to begin testing the compound in selected KS subjects (supported by NIH/NCI 1 R44 CA206788-01).

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

Outlook

Our operating expenses in recent years have been focused primarily on support of both diagnostic and therapeutic applications of our Manocept platform, and Tc99m tilmanocept. We incurred approximately $2.7 million and $2.3 million in total on research and development activities during the six-month periods ended June 30, 2021 and 2020, respectively. Of the total amounts we spent on research and development during those periods, excluding costs related to our internal research and development headcount and our general and administrative staff which we do not currently allocate among the various development programs that we have underway, we incurred out-of-pocket charges by program as follows:

	Six Months Ended June 30,
Development Program (a)	2021	2020
Manocept Platform – Diagnostics	$1,626,359	$1,296,233
Manocept Platform – Therapeutics	268,297	130,271
Tc99m Tilmanocept	14,994	13,574

(a)	Certain development program expenditures were offset by grant reimbursement revenues totaling $74,000 and $403,000 during the six-month periods ended June 30, 2021 and 2020, respectively.

We expect to continue the advancement of our efforts with our Manocept platform during the remainder of 2021. We currently expect our total research and development expenses, including both out-of-pocket charges as well as internal headcount and support costs, to be higher in 2021 than in 2020. However, the ongoing global COVID-19 pandemic has impacted the global economy and may impact our operations, including the potential interruption of our clinical trial activities and our supply chain. For example, the COVID-19 pandemic may delay enrollment in our clinical trials due to prioritization of hospital resources toward the outbreak, and some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results. The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver clinical drug supplies on a timely basis or at all. In addition, hospitals may reduce staffing and reduce or postpone certain treatments in response to the spread of an infectious disease. Such events may result in a period of business disruption, and in reduced operations, or doctors and medical providers may be unwilling to participate in our clinical trials, any of which could materially affect our business, financial condition and results of operations.

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

Three Months Ended June 30, 2021 and 2020

Royalty Revenue. During the second quarter of 2020, we recognized royalty revenue of $9,000 related to our license agreement with SpePharm AG (“SpePharm,” an affiliate of Norgine BV) in Europe. No royalty revenue was recorded during the second quarter of 2021.

License Revenue. During the second quarter of 2021, we recognized license revenue of $13,000 related to net transitional sales from SpePharm in Europe. No license revenue was recorded during the second quarter of 2020.

Grant and Other Revenue. During the second quarters of 2021 and 2020, we recognized grant and other revenue of $248,000 and $262,000, respectively. Grant revenue of $73,000 and $262,000 during the second quarters of 2021 and 2020, respectively, was primarily related to SBIR grants from the NIH supporting Manocept development. Other revenue during the second quarter of 2021 included $100,000 from Cardinal Health 414 for reimbursement of certain research and development costs and $75,000 from LikeMinds, successor to Alseres Pharmaceuticals, Inc. (“Alseres”), for the partial recovery of debts previously written off in 2015.

Research and Development Expenses. Research and development expenses increased $216,000, or 17%, to $1.5 million during the second quarter of 2021 from $1.3 million during the same period in 2020. The increase was primarily due to net increases in drug project expenses related to (i) increased Manocept diagnostic development costs of $184,000 including increased clinical trial costs offset by decreased manufacturing-related activities and decreased license fees; and (ii) increased Manocept therapeutic development costs of $52,000 including net increased preclinical and clinical development costs; offset by (iii) decreased Tc99m tilmanocept development costs of $7,000 including decreased license fees offset by increased drug cost for use in clinical trials. The net increase in research and development expenses also included increased regulatory consulting expenses of $32,000 offset by decreased employee compensation including incentive-based awards of $33,000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $103,000, or 8%, to $1.4 million during the second quarter of 2021 from $1.3 million during the same period in 2020. Increased consulting services of $148,000 related to preparing for European distribution of Tc99m tilmanocept, increased director fees of $47,000 related to additional board members, increased insurance costs of $41,000 and increased travel costs of $32,000 were offset by decreased legal and professional services of $98,000 and decreased investor relations costs of $89,000.

Other Income (Expense). Other expense, net, was $4,000 during the second quarter of 2021 compared to other income, net, of $15,000 during the same period in 2020. During the second quarters of 2021 and 2020, we recognized interest income of $2,000 and $17,000, respectively. During the second quarters of 2021 and 2020, we recognized interest expense of $1,000 and $2,000, respectively.

Six Months Ended June 30, 2021 and 2020

Royalty Revenue. During the first half of 2020, we recognized royalty revenue of $24,000 related to our license agreement with SpePharm in Europe. No royalty revenue was recorded during the first half of 2021.

License Revenue. During the first half of 2021, we recognized license revenue of $36,000 related to net transitional sales from SpePharm in Europe. No license revenue was recorded during the first half of 2020.

Grant and Other Revenue. During the first half of 2021 and 2020, we recognized grant and other revenue of $349,000 and $403,000, respectively. Grant revenue of $74,000 and $403,000 during the first half of 2021 and 2020, respectively, was primarily related to SBIR grants from the NIH supporting Manocept development. Other revenue during the first half of 2021 included $175,000 from Alseres and LikeMinds for the partial recovery of debts previously written off in 2015 and $100,000 from Cardinal Health 414 for reimbursement of certain research and development costs.

Research and Development Expenses. Research and development expenses increased $440,000, or 19%, to $2.7 million during the first half of 2021 from $2.3 million during the same period in 2020. The increase was primarily due to net increases in drug project expenses related to (i) increased Manocept diagnostic development costs of $330,000 including increased clinical trial costs offset by decreased preclinical development costs, decreased manufacturing-related activities and decreased license fees; and (ii) increased Manocept therapeutic development costs of $138,000 including net increased preclinical and clinical development costs. The net increase in research and development expenses also included increased regulatory consulting expenses of $45,000 offset by decreased employee compensation including incentive-based awards of $50,000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $506,000, or 16%, to $3.7 million during the first half of 2021 from $3.2 million during the same period in 2020. Increased consulting services of $365,000 related to preparing for European distribution of Tc99m tilmanocept, increased employee compensation including incentive-based awards of $155,000, increased insurance costs of $96,000, increased director fees of $62,000 related to additional board members, increased general office expenses of $26,000, increased travel costs of $25,000 and increased European license fees of $14,000 were offset by decreased legal and professional services of $170,000 and decreased investor relations costs of $58,000.

Other Income (Expense). Other income, net, was $358,000 during the first half of 2021 compared to other income, net of $13,000 during the same period in 2020. During the first half of 2021, we recognized a gain on extinguishment of debt of $366,000 resulting from forgiveness of our PPP loan. During the first half of 2021 and 2020, we recognized interest income of $2,000 and $18,000, respectively. During the first half of 2021 and 2020, we recognized interest expense of $4,000 and $5,000, respectively.

Liquidity and Capital Resources

Cash balances increased to $7.1 million as of June 30, 2021 from $2.7 million as of December 31, 2020. The net increase was primarily due to net proceeds from issuance of preferred stock of $10.4 million, offset by cash used to fund our operations of $5.5 million, payments on notes payable of $379,000 and patent and trademark costs of $104,000.

Operating Activities. Cash used in operations was $5.5 million during the first half of 2021 compared to $3.0 million used during the same period in 2020.

Accounts and other receivables decreased to $2.4 million as of June 30, 2021 from $3.0 million as of December 31, 2020, primarily due to decreased preferred stock subscriptions of $717,000, offset by increased amounts receivable for recovery of debts previously written off of $75,000, transitional sales revenue from SpePharm of $39,000 and grant revenue of $18,000.

Inventory increased to $179,000 as of June 30, 2021 from $170,000 as of December 31, 2020, primarily due to finished goods cost adjustments offset by the allocation of finished goods for use in clinical trials.

Prepaid expenses and other current assets decreased to $350,000 as of June 30, 2021 from $701,000 as of December 31, 2020, primarily due to normal amortization of prepaid insurance.

Accounts payable decreased to $1.1 million as of June 30, 2021 from $1.2 million as of December 31, 2020. Net decreased payables due for legal and professional services, insurance, consulting related to preparing for European distribution of Tc99m tilmanocept, board fees payable in cash and regulatory consulting services were offset by increased payables due for preclinical and clinical development activities, manufacturing-related activities and investor relations costs. Accrued liabilities and other current liabilities increased to $2.6 million as of June 30, 2021 from $2.5 million as of December 31, 2020, primarily related to net increased accruals for Manocept development costs offset by decreased accruals for incentive-based compensation and legal and professional services. Our payable and accrual balances will continue to fluctuate but will likely increase overall as we increase our development activity related to the Manocept platform.

Investing Activities. Investing activities used $107,000 during the first half of 2021 compared to $124,000 used during the same period in 2020. Patent and trademark costs used $104,000 and purchases of property and equipment used $3,000 during the first half of 2021. Patent and trademark costs used $115,000 and purchases of property and equipment used $8,000 during the first half of 2020.

Financing Activities. Financing activities provided $10.0 million during the first half of 2021 compared to $3.7 million provided during the same period in 2020. The $10.0 million provided by financing activities in the first half of 2021 consisted primarily of proceeds from issuance of preferred stock of $10.5 million offset by principal payments on financed insurance premiums of $379,000 and costs of issuing preferred stock of $70,000. The $3.7 million provided by financing activities in the first half of 2020 consisted primarily of proceeds from issuance of Common Stock of $3.0 million, proceeds from issuance of preferred stock of $700,000 and proceeds from notes payable of $366,000, offset by payment of Common Stock issuance costs of $150,000 and principal payments on financed insurance premiums of $262,000.

Paycheck Protection Program Loan

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. Among the provisions contained in the CARES Act was the creation of the Paycheck Protection Program (“PPP”) that provides for Small Business Administration (“SBA”) Section 7(a) loans for qualified small businesses. PPP loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. On May 18, 2020, Fifth Third Bank (the “Lender”) funded a PPP loan to the Company in the amount of $366,000 (the “PPP Loan”). In accordance with the loan forgiveness requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs, rent and utilities. On February 23, 2021, the Lender notified the Company that the entire PPP Loan amount of $366,000 has been forgiven. See Notes 2 and 9 to the accompanying condensed consolidated financial statements.

Private Placement

On August 30, 2020, the Company entered into a Common Stock Purchase Agreement with the Investors named therein, pursuant to which the Investors agreed to purchase from the Company up to $25.0 million in shares of the Company’s Common Stock. As of the date of filing of this Quarterly Report on Form 10-Q, we have received only $25,000 of the $5.0 million that is currently owed under the Common Stock Purchase Agreement. In accordance with current accounting guidance, the remaining $4.975 million of stock subscriptions receivable was included in common stock subscriptions receivable in the consolidated balance sheet as of December 31, 2020. During the second quarter of 2021, the Company determined that it is unlikely that the remaining $4.975 million will ever be collected. Accordingly, the common stock subscription receivable was reversed from the condensed consolidated balance sheet as of June 30, 2021. We are continuing to evaluate our rights and remedies under that agreement. See Notes 2 and 12 to the accompanying condensed consolidated financial statements.

Series D Preferred Stock

On August 31, 2020, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent (the “Series D Preferred Stock Purchase Agreement”) with Keystone Capital Partners, LLC (“Keystone”) pursuant to which the Company agreed to issue to Keystone 150,000 shares of newly-designated Series D Redeemable Convertible Preferred Stock (the “Series D Preferred Stock”) for an aggregate purchase price of $15.0 million. Pursuant to the Series D Preferred Stock Purchase Agreement, Keystone agreed to purchase Series D Preferred Stock in amounts to be determined by Keystone in one or more closings before the end of the nine-month period following the date when the Company’s prospectus supplement to its existing registration statement on Form S-3 was filed with the SEC. On July 8, 2021 (the “Amendment Effective Date”), the Company entered into an Amendment to Stock Purchase Agreement and Letter of Investment Intent (the “Series D Amendment”) with Keystone pursuant to which Keystone purchased 22,077 shares of Series D Preferred Stock for an aggregate purchase price of approximately $2.2 million. Prior to the Amendment Effective Date, Keystone had purchased 72,500 shares of Series D Preferred Stock pursuant to the Series D Preferred Stock Purchase Agreement, leaving a remaining balance of 77,500 shares of Series D Preferred Stock. After purchasing the 22,077 remaining shares, Keystone has no further right or obligation to purchase shares of Series D Preferred Stock. The Series D Preferred Stock is convertible into a maximum of 5,147,000 shares of Common Stock. See Notes 2, 12 and 17 to the accompanying condensed consolidated financial statements.

Series E Preferred Stock

On March 2, 2021, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent with an existing accredited investor, John K. Scott, Jr., pursuant to which the Company issued to Mr. Scott in a private placement transaction 50,000 shares of newly-designated Series E Redeemable Convertible Preferred Stock (the “Series E Preferred Stock”) for an aggregate purchase price of $5.0 million. The Series E Preferred Stock is convertible into a maximum of 2,173,913 shares of Common Stock. See Notes 2 and 12 to the accompanying condensed consolidated financial statements.

CRG Litigation

See Notes 2 and 11 to the accompanying condensed consolidated financial statements.

Platinum Litigation

See Notes 2 and 11 to the accompanying condensed consolidated financial statements.

Goldberg Agreement and Litigation

See Notes 2, 7 and 11 to the accompanying condensed consolidated financial statements.

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

We plan to focus our resources during the remainder of 2021 primarily on development of products based on the Manocept platform. Although management believes that it will be able to achieve this objective, it is subject to a number of variables beyond our control, including the nature and timing of any partnering opportunities, the ability to modify contractual commitments made in connection with these programs, and the timing and expense associated with suspension or alteration of clinical trials, and consequently we may need to seek additional financing in order to support our planned development programs.

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

The Company is currently engaged in litigation with Dr. Goldberg, CRG and Platinum-Montaur. In addition, the Company has experienced recurring net losses and has used significant cash to fund its operations. The Company has considerable discretion over the extent of development project expenditures and has the ability to curtail the related cash flows as needed. The Company also has funds remaining under outstanding grant awards, and continues working to establish new sources of funding, including collaborations, potential equity investments, and additional grant funding that can augment the balance sheet. However, the COVID-19 pandemic may negatively impact the Company’s operations, including possible effects on its financial condition, ability to access the capital markets on attractive terms or at all, liquidity, operations, suppliers, industry, and workforce. We do not believe there has been a significant impact to the Company's clinical development and regulatory timelines resulting from the ongoing COVID-19 global pandemic. However, the COVID-19 outbreak delayed enrollment in our NAV3-32 clinical study in the United Kingdom due to national COVID-19-related shutdowns. In addition, the regulatory approval process in India has been delayed by the impact of COVID-19 in that country.

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

The Company has experienced recurring net losses and has used significant cash to fund its operations. The Company has considerable discretion over the extent of development project expenditures and has the ability to curtail the related cash flows as needed. The Company also has funds remaining under outstanding grant awards, and continues working to establish new sources of funding, including collaborations, potential equity investments, and additional grant funding that can augment the balance sheet. However, based on our current working capital and our projected cash burn, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the filing of this Quarterly Report on Form 10-Q. No adjustments have been made to the accompanying condensed consolidated financial statements as a result of this uncertainty. See Note 2 to the accompanying condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no off-balance sheet arrangements.

Recent Accounting Standards

See Notes 1(f) and 1(g) to the accompanying condensed consolidated financial statements for a summary of all recent accounting standards.

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

Series C, Series D and Series E Convertible Preferred Stock. The Company evaluated the provisions of the Series C, Series D and Series E Preferred Stock under Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, ASC 815, Derivatives and Hedging, ASC 470, Debt, and Accounting Series Release (“ASR”) 268, Presentation in Financial Statements of “Redeemable Preferred Stocks.” Based on this evaluation, the Company determined that the Series C, Series D and Series E Preferred Stock are not mandatorily redeemable financial instruments and any obligation to issue a variable number of shares of Common Stock is not unconditional. Accordingly, the Series C, Series D and Series E Preferred Stock should be classified as equity. Neither the embedded conversion option nor the embedded call option meet the criteria to be separated from the Series C, Series D or Series E Preferred stock and thus these features should not be bifurcated and accounted for as derivatives. Additionally, the Series C and Series D Preferred Stock contain a beneficial conversion feature (“BCF”). Prior to the adoption of Accounting Standards Update (“ASU”) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, effective January 1, 2021, the BCF resulted in an increase to additional paid-in capital and a discount on the Series C and Series D Preferred Stock. The discounts on the Series C and Series D Preferred Stock were considered to be fully amortized at the date of issuance because the Series C and Series D Preferred Stock are immediately convertible, resulting in a deemed dividend at the date of issuance for the amount of the BCF. Finally, the Company determined that the conversion features of the Series C Preferred Stock could result in the Company being required to redeem a portion of the shares converted, thus the Series C Preferred Stock should be classified in mezzanine equity. Conversely, the Company determined that the Series D and Series E Preferred Stock do not contain conversion features that could result in the Company being required to redeem a portion of the shares converted, thus the Series D and Series E Preferred Stock should not be classified in mezzanine equity.

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

Under the supervision and with the participation of our management, including Mr. Latkin, who serves as our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2021, and concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Control Over Financial Reporting

During the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 to the accompanying condensed consolidated financial statements.

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

Our Common Stock has been listed on the NYSE American exchange since February 2011. The rules of NYSE American provide that shares be delisted from trading in the event the financial condition and/or operating results of the Company appear to be unsatisfactory, the extent of public distribution or the aggregate market value of the Common Stock has become so reduced as to make further dealings on the NYSE American inadvisable, the Company has sold or otherwise disposed of its principal operating assets, or has ceased to be an operating company, or the Company has failed to comply with its listing agreements with the NYSE American. For example, the NYSE American may consider suspending trading in, or removing the listing of, securities of an issuer that has stockholders’ equity of less than (i) $2.0 million if such issuer has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years, (ii) $4.0 million if such issuer has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years, and (iii) $6.0 million if such issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. As of June 30, 2021, Navidea had stockholders’ equity of approximately $5.7 million. In addition, the Company had stockholders’ deficits for several years prior to December 31, 2020, and we may not be able to maintain stockholders’ equity in the future. Even if an issuer has a stockholders’ deficit, the NYSE American will not normally consider delisting securities of an issuer that fails to meet these requirements if the issuer has (1) average global market capitalization of at least $50,000,000; or total assets and revenue of $50,000,000 in its last fiscal year, or in two of its last three fiscal years; and (2) the issuer has at least 1,100,000 shares publicly held, a market value of publicly held shares of at least $15,000,000 and 400 round lot shareholders. As of August 6, 2021, the Company’s total value of market capitalization was approximately $51.3 million. We may not be able to continue meeting these exceptions and there is a risk that our Common Stock may be delisted as a result of our failure to meet the minimum stockholders' equity requirement for continued listing.

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

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because it is XBRL) (1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)

*	Filed herewith.
**	Furnished herewith.
(1)

These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVIDEA BIOPHARMACEUTICALS, INC.
(the Company)
August 12, 2021

By:	/s/ Jed A. Latkin

Jed A. Latkin
Chief Executive Officer, Chief Operating Officer and Chief Financial Officer
(Authorized Officer; Principal Executive, Financial and Accounting Officer)