Form 10-Q
period 2021-09-30
NAVIDEA BIOPHARMACEUTICALS, INC.
filed 2021-11-12
CIK 810509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	001-35076

NAVIDEA BIOPHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	31-1080091
State or Other Jurisdiction of Incorporation or Organization	IRS Employer Identification No.

4995 Bradenton Avenue, Suite 240, Dublin, Ohio	43017-3552
Address of Principal Executive Offices	Zip Code

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,188,491 shares of common stock, par value $.001 per share (as of the close of business on November 5, 2021).

NAVIDEA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – Financial Information		3

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	3

	Condensed Consolidated Statements of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2021 and 2020 (unaudited)	5

	Condensed Consolidated Statements of Stockholders’ Equity for the Nine-Month Periods Ended September 30, 2021 and 2020 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2021 and 2020 (unaudited)	8

	Notes to the Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

	Forward-Looking Statements	24

	The Company	24

	Technology and Product Candidates	25

	Outlook	29

	Results of Operations	29

	Liquidity and Capital Resources	31

	Off-Balance Sheet Arrangements	33

	Recent Accounting Standards	33

	Critical Accounting Policies	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

	Disclosure Controls and Procedures	34

	Changes in Control Over Financial Reporting	35

Item 5.	Other Information	36

PART II – Other Information		36

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 5.	Other Information	36

Item 6.	Exhibits	37

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,176,211	$2,670,495
Stock subscriptions and other receivables	108,323	2,987,319
Inventory	178,935	169,798
Prepaid expenses and other	193,491	700,716
Total current assets	7,656,960	6,528,328
Property and equipment	861,836	845,379
Less accumulated depreciation and amortization	735,443	713,217
Property and equipment, net	126,393	132,162
Right-of-use lease assets	458,280	458,280
Less accumulated amortization	299,641	208,185
Right-of-use lease assets, net	158,639	250,095
License agreements, patents and trademarks	947,224	747,863
Less accumulated amortization	156,862	127,622
License agreements, patents and trademarks, net	790,362	620,241
Other assets	227,192	227,192
Total assets	$8,959,546	$7,758,018

(continued)

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

	September 30, 2021	December 31, 2020
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,206,229	$1,161,717
Accrued liabilities and other	2,538,800	2,512,994
Notes payable	—	745,443
Lease liabilities, current	351,487	294,951
Total current liabilities	4,096,516	4,715,105
Lease liabilities, net of current portion	29,036	296,006
Deferred revenue	700,000	700,000
Total liabilities	4,825,552	5,711,111
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding as of September 30, 2021 and December 31, 2020	—	—
Series D preferred stock; $.001 par value, 150,000 shares authorized; 22,077 and 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	22	—
Series D preferred stock subscribed; $.001 par value, 0 and 103,000 shares subscribed as of September 30, 2021 and December 31, 2020, respectively	—	132
Series D preferred stock subscriptions receivable	—	(10,300,000)
Series E preferred stock; $.001 par value, 50,000 shares authorized; 50,000 and 0 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	50	—
Common stock; $.001 par value; 300,000,000 shares authorized; 30,163,245 and 27,149,691 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	221,160	218,146
Common stock subscribed; $.001 par value, 0 and 995,000 shares subscribed as of September 30, 2021 and December 31, 2020, respectively	—	995
Common stock subscriptions receivable	—	(4,975,000)
Additional paid-in capital	370,316,910	375,428,014
Accumulated deficit	(367,135,447)	(359,056,683)
Navidea stockholders' equity	3,402,695	1,315,604
Noncontrolling interest	731,299	731,303
Total stockholders’ equity	4,133,994	2,046,907
Total liabilities and stockholders’ equity	$8,959,546	$7,758,018

See accompanying notes to condensed consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Royalty revenue	$—	$2,047	$—	$26,188
License revenue	9,116	4,726	44,665	4,726
Grant and other revenue	87,266	261,616	436,500	664,848
Total revenue	96,382	268,389	481,165	695,762
Cost of revenue	—	82	—	1,048
Gross profit	96,382	268,307	481,165	694,714
Operating expenses:
Research and development	1,048,786	1,377,998	3,769,596	3,659,046
Selling, general and administrative	1,469,375	1,788,934	5,132,730	4,946,279
Total operating expenses	2,518,161	3,166,932	8,902,326	8,605,325
Loss from operations	(2,421,779)	(2,898,625)	(8,421,161)	(7,910,611)
Other (expense) income:
Interest (expense) income, net	(2,814)	(149)	(4,423)	12,822
Gain on extinguishment of debt	—	—	366,000	—
Other, net	2,800	(564)	(3,141)	(777)
Total other (expense) income, net	(14)	(713)	358,436	12,045
Net loss before income taxes	(2,421,793)	(2,899,338)	(8,062,725)	(7,898,566)
Provision for income taxes	(16,043)	—	(16,043)	—
Net loss	(2,437,836)	(2,899,338)	(8,078,768)	(7,898,566)
Loss (income) attributable to noncontrolling interest	1	—	4	(1)
Deemed dividend on Series C and Series D Preferred Stock beneficial conversion feature	—	(405,555)	—	(483,333)
Net loss attributable to common stockholders	$(2,437,835)	$(3,304,893)	$(8,078,764)	$(8,381,900)

Loss attributable to common stockholders per common share (basic and diluted)	$(0.08)	$(0.13)	$(0.28)	$(0.37)
Weighted average shares outstanding	30,122,549	25,843,732	29,067,784	22,946,201

See accompanying notes to condensed consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

For the Nine Months Ended September 30, 2021
	Preferred Stock		Preferred Stock Subscribed		Preferred Stock Subscriptions	Common Stock Issued		Common Stock Subscribed		Common Stock Subscriptions	Additional Paid-In	Accumulated	Non-controlling
	Shares	Amount	Shares	Amount	Receivable	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Interest	Total
Balance, January 1, 2021	—	$—	132,250	$132	$(10,300,000)	27,149,691	$218,146	995,000	$995	$(4,975,000)	$375,428,014	$(359,056,683)	$731,303	$2,046,907
Issued restricted stock	—	—	—	—	—	12,500	13	—	—	—	—	—	—	13
Issued stock to 401(k) Plan	—	—	—	—	—	30,018	30	—	—	—	76,816	—	—	76,846
Issued Series D Preferred Stock	31,750	32	(31,750)	(31)	250,000	—	—	—	—	—	—	—	—	250,001
Issued stock upon conversion of Series D Preferred Stock	(31,750)	(32)	—	—	—	1,513,978	1,514	—	—	—	(1,482)	—	—	—
Series D Preferred Stock subscribed	—	—	—	—	500,000	—	—	—	—	—	—	—	—	500,000
Issued Series E Preferred Stock, net of issuance costs	50,000	50	—	—	—	—	—	—	—	—	4,980,659	—	—	4,980,709
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	121,298	—	—	121,298
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,966,890)	(2)	(2,966,892)
Balance, March 31, 2021	50,000	50	100,500	101	(9,550,000)	28,706,187	219,703	995,000	995	(4,975,000)	380,605,305	(362,023,573)	731,301	5,008,882
Issued Series D Preferred Stock	23,000	23	(23,000)	(23)	1,800,000	—	—	—	—	—	—	—	—	1,800,000
Issued stock upon conversion of Series D Preferred Stock	(23,000)	(23)	—	—	—	1,437,531	1,437	—	—	—	(1,414)	—	—	—
Series D Preferred Stock subscribed (See Note 11)	—	—	(55,423)	(56)	7,750,000	—	—	—	—	—	(5,542,245)	—	—	2,207,699
Incurred costs related to Series E Preferred Stock	—	—	—	—	—	—	—	—	—	—	(50,671)	—	—	(50,671)
Issued stock upon stock option exercise	—	—	—	—	—	2,000	2	—	—	—	2,118	—	—	2,120
Reversal of common stock subscribed	—	—	—	—	—	—	—	(995,000)	(995)	4,975,000	(4,974,005)	—	—	—
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	142,180	—	—	142,180
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,764,039)	(1)	(2,674,040)
Balance, June 30, 2021	50,000	50	22,077	22	—	30,145,718	221,142	—	—	—	370,181,268	(364,697,612)	731,300	6,436,170
Issued Series D Preferred Stock	22,077	22	(22,077)	(22)	—	—	—	—	—	—	—	—	—	—
Issued restricted stock	—	—	—	—	—	2.500	3	—	—	—	—	—	—	3
Issued stock in lieu of cash in payment of director fees	—	—	—	—	—	15.027	15	—	—	—	27,485	—	—	27,500
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	108,157	—	—	108,157
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,437,835)	(1)	(2,437,836)
Balance, September 30, 2021	72,077	$72	—	$—	$—	30,163,245	$221,160	—	$—	$—	$370,316,910	$(367,135,447)	$731,299	$4,133,994

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

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,078,768)	$(7,898,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,672	51,501
Loss (gain) on disposal and abandonment of assets	19,962	(1,042)
Non-cash lease expense	91,456	90,002
Stock compensation expense	371,637	136,349
Gain on extinguishment of debt	(366,000)	—
Value of stock issued to 401(k) plan for employer matching contributions	76,846	39,834
Value of stock issued in lieu of cash in payment of director fees	27,500	—
Value of stock issued in payment of employee bonuses	—	171,522
Value of stock issued in payment of services	—	70,201
Changes in operating assets and liabilities:
Receivables	(46,005)	781,128
Inventory	(9,137)	—
Prepaid expenses and other assets	507,225	1,028,016
Accounts payable	44,512	3,802
Accrued and other liabilities	35,161	105,017
Lease liabilities	(210,434)	(185,339)
Deferred revenue	(9,356)	(9,355)
Net cash used in operating activities	(7,489,729)	(5,616,930)
Cash flows from investing activities:
Payments for purchases of equipment	(20,749)	(129,216)
Proceeds from sale of equipment	—	1,042
Patent and trademark costs	(219,236)	(202,078)
Net cash used in investing activities	(239,985)	(330,252)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, including collection of stock subscriptions receivable	12,682,700	4,350,000
Payment of preferred stock issuance costs	(69,962)	(54,730)
Proceeds from issuance of common stock	2,135	4,417,560
Payment of common stock issuance costs	—	(150,000)
Proceeds from note payable	—	366,000
Principal payments on notes payable	(379,443)	(305,955)
Net cash provided by financing activities	12,235,430	8,622,875
Net increase in cash and cash equivalents	4,505,716	2,675,693
Cash and cash equivalents, beginning of period	2,670,495	1,047,159
Cash and cash equivalents, end of period	$7,176,211	$3,722,852

See accompanying notes to condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies

a.

Basis of Presentation: The information presented as of September 30, 2021 and for the three-month and nine-month periods ended September 30, 2021 and 2020 is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Navidea Biopharmaceuticals, Inc. (“Navidea”, the “Company,” or “we”) believes to be necessary for the fair presentation of results for the periods presented. Certain prior period amounts also have been reclassified to conform to the current year’s presentation. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The balances as of September 30, 2021 and the results for the interim periods are not necessarily indicative of results to be expected for the year. The condensed consolidated financial statements should be read in conjunction with Navidea’s audited consolidated financial statements for the year ended December 31, 2020, which were included as part of our Annual Report on Form 10-K.

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

(2)

Notes payable: The carrying value of our debt as of September 30, 2021 and December 31, 2020 primarily consisted of the face amount of the notes plus accrued interest. As of September 30, 2021 and December 31, 2020, the fair value of our notes payable was approximately $0 and $745,000, respectively, both amounts equal to the carrying value of the notes payable. See Note 8.

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

d.

Leases: All of our leases are operating leases and are included in right-of-use lease assets, current lease liabilities and noncurrent lease liabilities on our condensed consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rates or implicit rates, when readily determinable. The discount rates used for each lease were based principally on the Platinum debt, which was secured and outstanding for most of 2018. We used a “build-up” method where the approach was to estimate the risk/credit spread priced into the debt rate and then adjust that for the remaining term of each lease. Additionally, some market research was completed on the Company’s peer group. Short-term operating leases which have an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense is included in selling, general and administrative expenses on our condensed consolidated statements of operations. See Note 9.

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

In addition, the Company is engaged in ongoing litigation with our former President and Chief Executive Officer, Dr. Michael Goldberg. See Note 10.

The Company has also been engaged in ongoing litigation with Capital Royalty Partners II L.P. (“CRG”). See Note 10.

On August 30, 2020, the Company entered into a Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with each of the investors named therein (the “Investors”), pursuant to which the Investors agreed to purchase from the Company, up to $25.0 million in shares of the Company’s common stock, par value $0.001 per share (“Common Stock”). As of the date of filing of this Quarterly Report on Form 10-Q, we have received only $25,000 of the $5.0 million that is currently owed under the Common Stock Purchase Agreement. During the second quarter of 2021, the Company determined that it is unlikely that the remaining $4.975 million will ever be collected. Accordingly, the common stock subscription receivable was reversed from the condensed consolidated balance sheet during the second quarter of 2021. We are continuing to evaluate our rights and remedies under that agreement. See Note 11.

On August 31, 2020, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent (the “Series D Preferred Stock Purchase Agreement”) with Keystone Capital Partners, LLC (“Keystone”) pursuant to which the Company agreed to issue to Keystone 150,000 shares of newly-designated Series D Redeemable Convertible Preferred Stock (the “Series D Preferred Stock”) for an aggregate purchase price of $15.0 million. Pursuant to the Series D Preferred Stock Purchase Agreement, Keystone agreed to purchase Series D Preferred Stock in amounts to be determined by Keystone in one or more closings before the end of the nine-month period following the date when the Company’s prospectus supplement to its existing registration statement on Form S-3 was filed with the SEC. On July 8, 2021 (the “Amendment Effective Date”), the Company entered into an Amendment to Stock Purchase Agreement and Letter of Investment Intent (the “Series D Amendment”) with Keystone pursuant to which Keystone purchased 22,077 shares of Series D Preferred Stock for an aggregate purchase price of approximately $2.2 million. Prior to the Amendment Effective Date, Keystone had purchased 72,500 shares of Series D Preferred Stock pursuant to the Series D Preferred Stock Purchase Agreement for an aggregate purchase price of $7.25 million, leaving a remaining balance of 77,500 shares of Series D Preferred Stock. Including the purchases pursuant to the Series D Amendment, Keystone’s purchases of Series D Preferred Stock pursuant to the Series D Purchase Agreement during the nine-month period ended September 30, 2021 totaled 76,827 shares of Series D Preferred Stock for an aggregate purchase price of approximately $7.7 million. After purchasing the 22,077 shares, Keystone has no further right or obligation to purchase shares of Series D Preferred Stock. Accordingly, the Series D Preferred Stock subscription receivable was reduced to $0 on the condensed consolidated balance sheet as of September 30, 2021. The Series D Preferred Stock is convertible into a maximum of 5,147,000 shares of Common Stock. As of the date of filing of this Quarterly Report on Form 10-Q, the 22,077 outstanding shares of Series D Preferred Stock have not been converted. See Note 11.

On March 2, 2021, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent (the “Series E Preferred Stock Purchase Agreement”) with an existing accredited investor, John K. Scott, Jr. pursuant to which the Company issued to Mr. Scott in a private placement transaction 50,000 shares of newly-designated Series E Redeemable Convertible Preferred Stock (the “Series E Preferred Stock”) for an aggregate purchase price of $5.0 million. The Series E Preferred Stock is convertible into a maximum of 2,173,913 shares of Common Stock. As of the date of filing of this Quarterly Report on Form 10-Q, none of the Series E Preferred Stock has been converted. See Note 11.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. Among the provisions contained in the CARES Act was the creation of the Paycheck Protection Program (“PPP”) that provides for Small Business Administration (“SBA”) Section 7(a) loans for qualified small businesses. PPP loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. On May 18, 2020, Fifth Third Bank (the “Lender”) funded a loan to the Company in the amount of $366,000 under the SBA’s PPP (the “PPP Loan”). In accordance with the loan forgiveness requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs, rent and utilities. On February 23, 2021, the Lender notified the Company that the entire PPP Loan amount of $366,000 was forgiven. See Note 8.

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

The milestone payments have a binary outcome (that is, the Company will either receive all or none of each milestone payment) and can be estimated using the most-likely-amount method. Taking into account the constraint on variable consideration, the Company has assessed the likelihood of achieving the non-sales-based milestone payments in our current contracts and has determined that it is probable the milestones will be achieved and the Company will receive the consideration. Accordingly, it is probable that including those payments in the transaction price will not result in a significant revenue reversal when the contingency is resolved. Therefore, the amount of the non-sales-based milestone payments is included in the transaction price.

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

During the three-month periods ended September 30, 2021 and 2020, the Company recognized revenue from contracts with customers of approximately $9,000 and $7,000, respectively. During the nine-month periods ended September 30, 2021 and 2020, the Company recognized revenue from contracts with customers of approximately $45,000 and $31,000, respectively. During the three-month and nine-month periods ended September 30, 2021 and 2020, the Company did not recognize any related impairment losses, nor did the Company recognize any revenue from performance obligations associated with long-term contracts that were satisfied (or partially satisfied) in previous periods.

The following table disaggregates the Company’s revenue from contracts with customers for the three-month and nine-month periods ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Royalty revenue:
Tc99m tilmanocept - Europe	$—	$2,047	$—	$26,188

License revenue:
Tc99m tilmanocept - Europe	$9,116	$4,726	$44,665	$4,726

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

Through September 30, 2021, the Company has not capitalized any contract-related costs as contract assets.

The following table summarizes the changes in contract liabilities, the current portion of which is included in accrued liabilities and other in the condensed consolidated balance sheets, during the three-month and nine-month periods ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total deferred revenue, beginning of period	$700,000	$860,000	$700,000	$700,000
Revenue deferred related to sublicense	—	—	—	160,000
Refund of deferred revenue related to sublicense	—	(160,000)	—	(160,000)
Revenue recognized from satisfaction of performance obligations	—	—	—	—
Total deferred revenue, end of period	$700,000	$700,000	$700,000	$700,000

The Company had license revenue receivable of approximately $107,000 and $59,000 outstanding as of September 30, 2021 and December 31, 2020.

In addition to revenue from contracts from customers, we also generate revenue from National Institutes of Health (“NIH”) grants to support various product development initiatives. The revenue recognition standard applies to revenue from contracts with customers. A customer is defined as a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ongoing major or central operations in exchange for consideration. The Company’s ongoing major or central operations consist of the development and commercialization of precision immunodiagnostic agents and immunotherapeutics. The NIH and its various institutes are responsible for biomedical and public health research and provide major biomedical research funding to non-NIH research facilities and entities such as Navidea. While the Company will directly benefit from any knowledge gained from the project, there is also a public health benefit provided, which justifies the use of public funds in the form of the grants. Based on the nature of the Company’s operations and the terms of the grant awards, Navidea does not have a vendor-customer relationship with the NIH and the grant awards are outside the scope of the revenue recognition standard. Accordingly, the revenue recognition standard need not be applied to the NIH grants. During the three-month periods ended September 30, 2021 and 2020, the Company recognized grant revenue of $12,000 and $262,000, respectively. During the nine-month periods ended September 30, 2021 and 2020, the Company recognized grant revenue of $87,000 and $665,000, respectively.

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

Pursuant to the Termination Agreement, the parties agreed that neither owed the other any payments due under the License Agreement as of the Termination Date and that, among other things, SpePharm no longer has any right in, nor claim to, any intellectual property owned by the Company or its affiliates anywhere in the world. SpePharm also agreed to perform certain wind-down activities (the “Wind-Down Activities”) during the six-month period following the Termination Date (the “Transition Period”), which Transition Period was extended by ninety days. The Wind-Down Activities included, without limitation, SpePharm transferring to the Company or its designee(s) the regulatory approvals controlled by SpePharm or its affiliates for the purpose of marketing, distributing and selling the Products in the Licensed Territory. SpePharm also transferred to the Company certain tenders and other customer and sales contracts related to the Products. Subject to the terms of the Termination Agreement, Norgine, an affiliate of SpePharm, agreed to guarantee SpePharm’s performance of its obligations under the Termination Agreement. Although the Transition Period has elapsed, SpePharm continued to fulfill customer orders until the Company obtained the regulatory license required to distribute the product in Europe, which license was received early in the fourth quarter of 2021.

4.	Stock-Based Compensation

For the three-month periods ended September 30, 2021 and 2020, our total stock-based compensation expense, which includes reversals of expense for certain forfeited or cancelled awards, was approximately $108,000 and $63,000, respectively. For the nine-month periods ended September 30, 2021 and 2020, our total stock-based compensation expense, which includes reversals of expense for certain forfeited or cancelled awards, was approximately $372,000 and $136,000, respectively. We have not recorded any income tax benefit related to stock-based compensation in any of the three-month or nine-month periods ended September 30, 2021 and 2020.

A summary of the status of our stock options as of September 30, 2021, and changes during the nine-month period then ended, is presented below.

	Nine Months Ended September 30, 2021
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2021	549,970	$8.81	8.0	$209,280
Granted	234,500	2.53
Exercised	(2,000)	1.06
Cancelled/Forfeited	(67,600)	4.01
Expired	(2,090)	61.75
Outstanding, September 30, 2021	712,780	$7.07	7.6	$128,765
Exercisable, September 30, 2021	222,882	$13.27	5.6	$47,381

The weighted average grant date fair value per stock option granted during the nine-month period ended September 30, 2021 was $1.86. Key assumptions used in the Black-Scholes option pricing model for stock options granted during the nine-month period ended September 30, 2021 were the Company’s stock price, an expected volatility rate of 90.34%, a risk-free rate of 0.67%, and an expected life of 5.97 years.

A summary of the status of our unvested restricted stock as of September 30, 2021, and changes during the nine-month period then ended, is presented below.

	Nine Months Ended September 30, 2021
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested, January 1, 2021	60,000	$2.90
Granted	15,000	2.17
Vested	(36,667)	2.40
Unvested, September 30, 2021	38,333	$3.10

As of September 30, 2021, there was approximately $333,000 of total unrecognized compensation expense related to unvested stock-based awards, which we expect to recognize over the remaining weighted average vesting term of 1.4 years.

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

Diluted loss per common share for the nine-month periods ended September 30, 2021 and 2020 excludes the effects of 1,685,104 and 1,521,844 common share equivalents, respectively, since such inclusion would be anti-dilutive. The excluded shares consist of common shares issuable upon exercise of outstanding stock options and warrants.

The Company’s unvested restricted stock awards contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”). Therefore, the unvested restricted stock awards are required to be included in the number of shares outstanding for both basic and diluted earnings per share calculations. However, due to our loss from continuing operations, 38,333 and 60,000 shares of unvested restricted stock for the nine-month periods ended September 30, 2021 and 2020, respectively, were excluded in determining basic and diluted loss per share from operations because such inclusion would be anti-dilutive.

6.	Inventory

The components of inventory as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
Materials	$77,750	$77,750
Finished goods	101,185	92,048
Total inventory	$178,935	$169,798

During the three-month and nine-month periods ended September 30, 2021, we allocated approximately $0 and $10,000, respectively, of finished goods inventory for use in clinical trials. These transactions were recorded in research and development expense in the condensed consolidated statements of operations.

7.	Accounts Payable, Accrued Liabilities and Other

Accounts payable as of September 30, 2021 and December 31, 2020 includes an aggregate of $43,000 and $66,000, respectively, due to related parties for director fees and expenses. Accrued liabilities and other as of September 30, 2021 and December 31, 2020 includes an aggregate of $792,000 and $755,000, respectively, due to related parties for accrued bonuses, benefits, termination costs and director fees. During 2021, the Company began paying director fees 50% in cash and 50% in stock. As a result, 50% of the third quarter director fees are included in accounts payable and 50% are included in accrued liabilities and other in the condensed consolidated balance sheet as of September 30, 2021.

8.	Notes Payable

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

Interest expense related to the IPFS note payable totaled $0 and $4,000 during the three-month and nine-month periods ended September 30, 2021, respectively. The balance of the IPFS note payable was $0 and $379,000 as of September 30, 2021 and December 31, 2020, respectively.

Paycheck Protection Program

The CARES Act was enacted on March 27, 2020. Among the provisions contained in the CARES Act was the creation of the PPP that provides for SBA loans for qualified small businesses. PPP loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. On May 18, 2020, the Lender funded the PPP Loan to the Company in the amount of $366,000. In accordance with the loan forgiveness requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs, rent and utilities. On February 23, 2021, the Lender notified the Company that the entire PPP Loan amount of $366,000 had been forgiven. See Note 2.

Summary

During the three-month periods ended September 30, 2021 and 2020, we recorded interest expense of $0 related to our notes payable in both periods. During the nine-month periods ended September 30, 2021 and 2020, we recorded interest expense of $4,000 and $5,000, respectively, related to our notes payable.

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

We currently lease office equipment at a monthly payment of approximately $100, expiring in October 2024. We also leased a vehicle at a monthly payment of approximately $300, which expired in September 2021.

Total operating lease expense was $42,000 and $49,000 for the three-month periods ended September 30, 2021 and 2020, respectively. Total operating lease expense was $131,000 and $151,000 for the nine-month periods ended September 30, 2021 and 2020, respectively. Operating lease expense was recorded in selling, general and administrative expenses on our condensed consolidated statements of operations.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of September 30, 2021.

Maturity of Lease Liabilities	Operating Lease Payments
2021 (remaining)	$93,889
2022	291,111
2023	19,699
2024	1,355
Total undiscounted operating lease payments	406,054
Less imputed interest	25,531
Present value of operating lease liabilities	$380,523

Balance Sheet Classification
Current lease liabilities	$351,487
Noncurrent lease liabilities	29,036
Total operating lease liabilities	$380,523

Other Information
Weighted-average remaining lease term for operating leases (in years)	1.1
Weighted-average discount rate for operating leases	11.0%

Cash paid for amounts included in the present value of operating lease liabilities was $251,000 and $246,000 during the nine-month periods ended September 30, 2021 and 2020, respectively, and is included in operating cash flows.

10.	Commitments and Contingencies

We are subject to legal proceedings and claims that arise in the ordinary course of business. In accordance with ASC Topic 450, Contingencies, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The amount of ultimate liability, if any, with respect to these actions is unknown.

CRG Litigation

As disclosed in the notes to the financial statements included in the Company’s Annual Report on Form 10-K, the Company has been engaged in ongoing litigation with CRG, in its capacity as a lender and as control agent for other affiliated lenders party to the CRG Loan Agreement (collectively, the “CRG Lenders”), in the District Court of Harris County, Texas (the “Texas Court”). Currently, CRG’s pending claims against the Company in the Texas Court allege that the Company breached the Global Settlement Agreement and seeks damages, including attorney fees, from the Company. Litigation resumed in the Texas Court on February 1, 2021. CRG filed a motion for summary judgment on its claims in the Texas Court on July 1, 2021. The Company filed counterclaims against CRG in the Texas Court on August 18, 2021, alleging that CRG breached the Global Settlement Agreement and engaged in various tortious acts by recovering more from the Company than was permitted under the Global Settlement Agreement. The Company seeks damages including the amount of CRG’s excess recovery. Both CRG and the Company filed motions for summary judgment as to the Company’s claims. The motions for summary judgment were set to be heard on October 25, 2021, but the Texas Court cancelled that hearing and indicated that a hearing on the motions would not be held. It is currently unknown when the motions for summary judgment will be decided.

The Company has also been engaged in ongoing litigation with CRG in the Court of Common Pleas of Franklin County, Ohio (the “Ohio Court”). On March 16, 2021, Ohio’s 10th District Court of Appeals issued a decision which reversed the Ohio Court’s previous ruling that CRG breached the Global Settlement Agreement and its award of $4.3 million plus statutory interest to Navidea. The Ohio Court of Appeals held that the Ohio Court did not have jurisdiction to adjudicate Navidea’s claims and therefore did not rule on the factual merits of Navidea’s claims regarding CRG’s recovery in excess of the contractually agreed maximum amount. On April 30, 2021, Navidea filed a notice of appeal of the Ohio Court of Appeals’ decision to the Ohio Supreme Court along with a memorandum in support of jurisdiction. On July 20, 2021 the Ohio Supreme Court issued an announcement declining to accept the appeal for review. The case was then returned to the Ohio Court, and, on August 5, 2021, the Company filed a notice of voluntary dismissal without prejudice of its claims in the Ohio Court. See Note 2.

Platinum Litigation

As disclosed in the notes to the financial statements included in the Company’s Annual Report on Form 10-K, the Company has been engaged in litigation with Platinum-Montaur, in which Platinum-Montaur was seeking damages of approximately $1.9 million plus interest. Platinum-Montaur perfected an appeal of the judgment in favor of the Company which is docketed with the Appellate Department-First Division on or about June 28, 2021. Briefing of the appeal has commenced and the Company’s opposition briefing on the appeal is currently due on or before December 8, 2021 and Platinum-Montaur’s reply brief is due on or before December 17, 2021. The case is scheduled to be heard before the appellate court’s January 2022 Term. Specific dates for resolution of the appeal, including potential oral argument, is unknown. See Note 2.

Goldberg Agreement and Litigation

As disclosed in the notes to the financial statements included in the Company’s Annual Report on Form 10-K, the Company is engaged in ongoing litigation with our former President and Chief Executive Officer, Dr. Michael Goldberg. In August 2018, Dr. Goldberg resigned from his positions as an executive officer and a director of Navidea. In connection with Dr. Goldberg’s resignation, Navidea and Dr. Goldberg entered into an Agreement (the “Goldberg Agreement”) which set forth the terms of the separation from service.

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

During the course of the New York litigation, the District Court issued a variety of rulings which included, inter alia, dismissing certain portions of Dr. Goldberg’s counterclaims against Navidea and dismissing third-party claims against MT. The District Court also ruled that Dr. Goldberg was entitled to indemnification for defending Navidea’s breach of fiduciary duty claims and advancement for defending Navidea’s breach of contract claims.

On May 27, 2021, the District Court ordered that: (1) Dr. Goldberg be awarded $14,955 for indemnification for his attorneys’ fees; (2) Dr. Goldberg be advanced $1,237.50 for his attorneys’ fees subject to repayment; (3) Navidea should not be required to indemnify or advance any of the costs sought by Dr. Goldberg; (4) Dr. Goldberg is not entitled to advancement for the prosecution of his counterclaims and third-party claims; (5) Dr. Goldberg’s motion to hold Navidea in contempt be denied; and (6) Navidea should not be required to advance any additional fees or costs unless Dr. Goldberg presents his time records and costs in compliance with the District Court’s orders.

On August 6, 2021, the Company moved for reconsideration of its obligations to advance fees in light of the Delaware Court’s decision dated June 23, 2021 (described below). On October 14, 2021, the Magistrate Judge recommended that Navidea’s motion for reconsideration be denied. Both Navidea and Dr. Goldberg have objected to the report and recommendation. The District Court will rule on Navidea’s and Dr. Goldberg’s objections once fully briefed and determine whether Navidea’s motion should be granted.

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

On June 23, 2021, the Delaware Court ruled in favor of MT and against Dr. Goldberg, finding that Dr. Goldberg breached his fiduciary duties to MT. Specifically, the Delaware Court ruled: “Dr. Goldberg attempted to take for himself that which belonged to [MT]. In doing so, he breached his duty of loyalty to [MT] stockholders. [MT] was absolutely justified in bringing this action to remedy (in this case undo) the harm caused by Dr. Goldberg’s misconduct.” The Delaware Court disagreed with MT’s arguments regarding damages and, other than awarding nominal damages, declined to award additional relief beyond that which it had previously granted. With respect to MT’s claim for conversion, the Delaware Court found that the claim was not supported because “Dr. Goldberg confirmed that he currently does not own or possess any intellectual property related to either Navidea or [MT]” and that “any IP Dr. Goldberg created while at Navidea or any of its subsidiaries was and remains the property of Navidea and its subsidiaries.” In addition, the Delaware Court denied Dr. Goldberg’s motion to hold MT’s directors and CEO in contempt, denied Dr. Goldberg’s motion to dismiss the lawsuit against him, and granted MT’s motion to dismiss Dr. Goldberg’s petition to remove MT’s board members.

The parties are in the process of submitting materials in response to Navidea’s request to be reimbursed approximately $70,000 in connection with the Delaware Court’s previous finding that Dr. Goldberg was in contempt of a Court order. Once that issue is resolved, Navidea expects a final judgment to be entered. See Note 2.

NYSE American Continued Listing Standards

Navidea must maintain compliance with NYSE American continued listing standards, including those relating to stockholders’ equity. Specifically, Sections 1003(a)(i), (ii) and (iii) of the NYSE American Company Guide (the “Guide”), the highest of such standards requiring an issuer to have stockholders’ equity of $6.0 million or more if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years. As of September 30, 2021, the Company had stockholders’ equity of approximately $4.1 million.

Even if an issuer does not meet the standards required by Sections 1003(a)(i), (ii) and (iii) of the Guide, the NYSE American will not normally consider delisting securities of an issuer that fails to meet these requirements if the issuer has (1) average global market capitalization of at least $50,000,000; or total assets and revenue of $50,000,000 in its last fiscal year, or in two of its last three fiscal years; and (2) the issuer has at least 1,100,000 shares publicly held, a market value of publicly held shares of at least $15,000,000 and 400 round lot shareholders. As of September 30, 2021, the Company’s total market capitalization was approximately $52.8 million. However, declines in the Company’s stock price since September 30, 2021 have at times resulted in total market capitalization falling below $50.0 million. Therefore, we may not be able to continue meeting these exceptions and there is a risk that our Common Stock may be delisted as a result of our failure to meet the minimum stockholders' equity requirement for continued listing.

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

On August 30, 2020, the Company entered into a Common Stock Purchase Agreement with the Investors named therein, pursuant to which the Investors agreed to purchase from the Company up to $25.0 million in shares of the Company’s Common Stock. As of the date of filing of this Quarterly Report on Form 10-Q, we have received only $25,000 of the $5.0 million that is currently owed under the Common Stock Purchase Agreement. In accordance with current accounting guidance, the remaining $4.975 million of stock subscriptions receivable was included in common stock subscriptions receivable in the consolidated balance sheet as of December 31, 2020. During the second quarter of 2021, the Company determined that it is unlikely that the remaining $4.975 million will ever be collected. Accordingly, the common stock subscription receivable was reversed from the condensed consolidated balance sheet during the second quarter of 2021.

On August 31, 2020, the Company entered into a Series D Preferred Stock Purchase Agreement with Keystone pursuant to which the Company agreed to issue to Keystone 150,000 shares of Series D Preferred Stock for an aggregate purchase price of $15.0 million. Pursuant to the Series D Preferred Stock Purchase Agreement, Keystone agreed to purchase Series D Preferred Stock in amounts to be determined by Keystone in one or more closings. On July 8, 2021, the Company entered into the Series D Amendment with Keystone pursuant to which Keystone purchased 22,077 shares of Series D Preferred Stock for an aggregate purchase price of approximately $2.2 million. The Series D Amendment amended the Series D Preferred Stock Purchase Agreement dated August 31, 2020 between the parties. Prior to the Amendment Effective Date, Keystone had purchased 72,500 shares of Series D Preferred Stock pursuant to the Series D Preferred Stock Purchase Agreement for an aggregate purchase price of $7.25 million, leaving a remaining balance of 77,500 shares of Series D Preferred Stock. These 72,500 shares were subsequently converted into 3,778,789 shares of Common Stock through September 30, 2021. Including the purchases pursuant to the Series D Amendment, Keystone’s purchases of Series D Preferred Stock pursuant to the Series D Purchase Agreement during the nine-month period ended September 30, 2021 totaled 76,827 shares of Series D Preferred Stock for an aggregate purchase price of approximately $7.7 million. After purchasing the 22,077 shares, Keystone has no further right or obligation to purchase shares of Series D Preferred Stock. The Series D Amendment also contains a customary mutual release provision. Of the approximately $9.5 million received pursuant to the Series D Preferred Stock Purchase Agreement, $2.925 million was received prior to the filing of our Annual Report on Form 10-K for the year ended December 31, 2020. In accordance with current accounting guidance, this $2.925 million was included in stock subscriptions receivable in the consolidated balance sheet as of December 31, 2020. The Series D Preferred Stock is convertible into a maximum of 5,147,000 shares of Common Stock. See Note 2.

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

During the nine-month periods ended September 30, 2021 and 2020, we issued 30,018 and 32,651 shares of our common stock as matching contributions to our 401(k) Plan which were valued at $77,000 and $40,000, respectively.

During the nine-month period ended September 30, 2020, we issued 94,159 shares of our common stock valued at $172,000 to our full-time employees as partial payment in lieu of cash for their 2019 bonuses.

12.	Stock Warrants

As of September 30, 2021, there are 972,324 warrants outstanding to purchase Navidea's Common Stock. The warrants are exercisable at prices ranging from $0.20 to $49.80 per share with a weighted average exercise price of $17.97 per share. The warrants have remaining outstanding terms ranging from 5 months to 13.9 years.

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

Current accounting standards require a valuation allowance against DTAs if, based on the weight of available evidence, it is more likely than not that some or all of the DTAs may not be realized. Due to the uncertainty surrounding the realization of these DTAs in future tax returns, all of the DTAs have been fully offset by a valuation allowance as of September 30, 2021 and December 31, 2020.

In assessing the realizability of DTAs, management considers whether it is more likely than not that some portion or all of the DTAs will not be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods) and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the DTAs are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences or tax carryforwards as of September 30, 2021.

Current accounting standards include guidance on the accounting for uncertainty in income taxes recognized in the financial statements. Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility. As a result, no liability for uncertain tax positions was recorded as of September 30, 2021 or December 31, 2020 and we do not expect any significant changes in the next twelve months. Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense. As of September 30, 2021, tax years 2017-2020 remained subject to examination by federal and state tax authorities.

As of September 30, 2021, we had approximately $153.3 million of federal and $20.1 million of state net operating loss carryforwards, as well as approximately $8.9 million of federal R&D credit carryforwards which expire from 2021 to 2040.

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

The information in the following tables is derived directly from each reportable segment’s financial reporting.

Three Months Ended September 30, 2021	Diagnostics	Therapeutics	Corporate	Total
License revenue	$9,116	$—	$—	$9,116
Grant and other revenue	87,266	—	—	87,266
Total revenue	96,382	—	—	96,382
Research and development expenses	906,677	142,109	—	1,048,786
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	744	1,450,565	1,451,309
Depreciation and amortization (2)	6,040	—	12,026	18,066
Loss from operations (3)	(816,335)	(142,853)	(1,462,591)	(2,421,779)
Other expense (4)	—	—	(14)	(14)
Income tax expense	(5,763)	(824)	(9,457)	(16,043)
Net loss	(822,098)	(143,677)	(1,472,062)	(2,437,836)
Total assets, net of depreciation and amortization:
United States	$185,205	$—	$8,557,398	$8,742,603
International	216,353	—	590	216,943
Capital expenditures	—	—	18,042	18,042

Three Months Ended September 30, 2020	Diagnostics	Therapeutics	Corporate	Total
Royalty revenue	$2,047	$—	$—	$2,047
License revenue	4,726	—	—	4,726
Grant and other revenue	106,729	154,887	—	261,616
Total revenue	113,502	154,887	—	268,389
Cost of revenue	82	—	—	82
Research and development expenses	1,251,383	126,615	—	1,377,998
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	—	1,773,532	1,773,532
Depreciation and amortization (2)	4,027	—	11,375	15,402
(Loss) income from operations (3)	(1,268,605)	28,272	(1,784,907)	(2,898,625)
Other expense (4)	—	—	(713)	(713)
Net (loss) income	(1,141,990)	28,272	(1,785,620)	(2,899,338)
Total assets, net of depreciation and amortization:
United States	$1,000	$38,320	$5,839,733	$5,879,053
International	116,782	—	—	116,782
Capital expenditures	120,810	—	—	120,810

Nine Months Ended September 30, 2021	Diagnostics	Therapeutics	Corporate	Total
License revenue	$44,665	$—	$—	$44,665
Grant and other revenue	436,500	—	—	436,500
Total revenue	481,165	—	—	481,165
Research and development expenses	3,359,190	410,406	—	3,769,596
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	3,623	5,073,435	5,077,058
Depreciation and amortization (2)	18,121	—	37,551	55,672
Loss from operations (3)	(2,896,146)	(414,029)	(5,110,986)	(8,421,161)
Other income (4)	—	—	358,436	358,436
Income tax expense	(5,763)	(824)	(9,457)	(16,043)
Net loss	(2,901,909)	(414,853)	(4,762,007)	(8,078,768)
Total assets, net of depreciation and amortization:
United States	$185,205	$—	$8,557,398	$8,742,603
International	216,353	—	590	216,943
Capital expenditures	—	—	20,749	20,749

Nine Months Ended September 30, 2020	Diagnostics	Therapeutics	Corporate	Total
Royalty revenue	$26,188	$—	$—	$26,188
License revenue	4,726	—	—	4,726
Grant and other revenue	381,103	283,745	—	664,848
Total revenue	412,017	283,745	—	695,762
Cost of revenue	1,048	—	—	1,048
Research and development expenses	3,402,160	256,886	—	3,659,046
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	(550)	4,895,328	4,894,778
Depreciation and amortization (2)	4,027	—	47,474	51,501
(Loss) income from operations (3)	(2,995,218)	27,409	(4,942,802)	(7,910,611)
Other income (4)	—	—	12,045	12,045
Net (loss) income	(2,995,218)	27,409	(4,930,757)	(7,898,566)
Total assets, net of depreciation and amortization:
United States	$1,000	$38,320	$5,839,733	$5,879,053
International	116,782	—	—	116,782
Capital expenditures	120,810	—	8,406	129,216

(1)

General and administrative expenses, excluding depreciation and amortization, represent costs that relate to the general administration of the Company and as such are not currently allocated to our individual reportable segments, other than those expenses directly incurred by Navidea Europe, Navidea UK and MT.

(2)

Depreciation and amortization are reflected in selling, general and administrative expenses ($18,066 and $15,402 for the three-month periods ended September 30, 2021 and 2020, and $55,672 and $51,501 for the nine-month periods ended September 30, 2021 and 2020, respectively).

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

15.	Supplemental Disclosure for Statements of Cash Flows

During the nine-month periods ended September 30, 2021 and 2020, we paid interest aggregating $7,000 and $5,000, respectively. During the nine-month period ended September 30, 2021, we collected approximately $2.925 million of stock subscriptions which were received prior to the filing of our Annual Report on Form 10-K for the year ended December 31, 2020 and were included in stock subscriptions receivable in our consolidated balance sheet as of December 31, 2020. In February 2020, the Company amended its existing office lease and recognized a right-of-use lease asset in exchange for a lease liability of $100,432. During the nine-month periods ended September 30, 2021 and 2020, we issued 30,018 and 32,651 shares of our common stock as matching contributions to our 401(k) Plan which were valued at $77,000 and $40,000, respectively. During the nine-month period ended September 30, 2020, we issued 94,159 shares of our common stock valued at $172,000 to our employees as partial payment in lieu of cash for their 2019 bonuses. During the nine-month period ended September 30, 2020, 411,000 Series OO warrants to purchase the Company’s common stock were exercised on a cashless basis in exchange for issuance of 300,595 shares of Navidea common stock. During the nine-month period ended September 30, 2020, the Company recorded a deemed dividend of approximately $467,000 related to the BCF on 420,000 shares of Series C Preferred Stock, and 420,000 shares of Series C Preferred Stock were converted into 1,425,076 shares of Common Stock. Also during the nine-month period ended September 30, 2020, the Company recorded a deemed dividend of approximately $17,000 related to the BCF on 1,500 shares of Series D Preferred Stock, and 1,500 shares of Series D Preferred Stock were converted into 56,497 shares of Common Stock.

16.	Subsequent Events

The Company has evaluated events and transactions subsequent to September 30, 2021 and through the date these condensed consolidated financial statements were included in this Quarterly Report on Form 10-Q and filed with the SEC.

Resignation of CEO: On October 24, 2021, Jed A. Latkin resigned as Chief Executive Officer, Chief Financial Officer and Chief Operating Officer of the Company, and as a member of the Company’s Board of Directors (the “Board”), effective immediately. Mr. Latkin and the Company are discussing the terms of a severance agreement pursuant to his employment contract.

The Company’s Board of Directors has established an Executive Leadership Committee to lead the Company on an interim basis while its next CEO is identified. The Executive Leadership Committee includes Michael Rosol, Ph.D., the Company’s Senior Vice President and Chief Medical Officer; Erika Eves, the Company’s Vice President of Finance and Administration; and Jeffrey Smith, the Company’s Vice President of Operations. The Executive Leadership Committee will work with a newly established Board Oversight Committee, consisting of independent directors Alexander Cappello, Thomas Farb and John K. Scott, Jr.

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

Our business is focused on two primary types of drug products: (i) diagnostic substances, including Tc99m tilmanocept and other diagnostic applications of our Manocept platform, and (ii) therapeutic development programs, including therapeutic applications of our Manocept platform. See Note 14 to the accompanying condensed consolidated financial statements for more information about our business segments.

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

As brief overview of recent developments in the Company’s diagnostics area (additional details in following sections), Navidea has completed the Phase 2b clinical trial (NAV3-31) evaluating imaging repeatability, reproducibility, and stability, as well as the capacity of Tc99m tilmanocept imaging to serve as an early predictor of treatment efficacy of anti-TNFα therapy in patients with moderate to severe Rheumatoid Arthritis (“RA”). In addition, the Company launched and has nearly completed enrollment into a Phase 2b clinical trial (NAV3-35) designed to accrue hand and wrist planar and SPECT/CT images from healthy subjects (with SPECT/CT imaging also done on a small group of RA patients) so that Navidea can complete a normative database in support of its RA imaging commercial product development. The Company’s pivotal Phase 3 trial for RA (NAV3-33) is the next step in the development plan for indications in RA. The additional Phase 2b trial (NAV3-32) correlating Tc99m tilmanocept uptake in RA-involved joints with CD206 immunohistochemistry findings from synovial biopsies actively recruiting at several sites. In addition, the investigator-initiated Phase 2 cardiovascular (“CV”) study is completed at Massachusetts General Hospital with the last subject having been recruited and imaged. Results of this study provided to date have paralleled data in our earlier published article, and these data are supportive of Navidea’s hypothesis that tilmanocept can provide marked signal to background in a host of CV disease applications.

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

In April 2019, the Company received feedback from the FDA regarding the Company’s planned clinical studies that will evaluate joint disease in patients with RA and monitor patient response to therapy. The Company’s proposed RA studies were discussed with the FDA during an in-person meeting and through follow-up collaborative efforts. The FDA communicated that the first study, a Phase 2b trial, is aligned with expectations for the studies and that they will continue to work with Navidea as we progress into a second Phase 2b trial correlating Tc99m tilmanocept uptake in RA-involved joints with CD206 immunohistochemistry findings from synovial biopsies and into the planned Phase 3 clinical trial. In May 2019, we began enrolling patients into the first Phase 2b study, entitled “Evaluation of the Precision and Sensitivity of Tilmanocept Uptake Value (“TUV”) on Tc99m Tilmanocept Planar Imaging” (ClinicalTrials.gov MCT03938636). This study, since completed, provided confirmatory support necessary to initiate Navidea’s Phase 3 study program.

In October 2019, the Company performed its first interim analysis of this trial, covering subjects enrolling into Arms 1 and 2. The results of this interim analysis were in line with the Company’s hypotheses that Tc99m tilmanocept can provide robust, stable imaging in healthy subjects as well as in patients with active RA, and provide the fundamental information needed to keep moving forward into the Phase 3. A summary of these results was presented at the 2020 EULAR meeting. In May 2020, the Company announced the results of its second interim analysis, covering Arm 3 of the trial. This Arm mirrored the upcoming Phase 3 in design and provided information relevant for sample size calculation for the Phase 3 as well as support for the hypothesis that Tc99m tilmanocept imaging can provide an early indicator of treatment efficacy of anti-tumor necrosis factor (“TNF”) alpha therapeutics. These interim results were presented at the 2020 ACR meeting. In June 2020, the Company announced full enrollment into this trial, with imaging events completed in each patient enrolled in Arm 3. In February 2021, the Company submitted its formal briefing book to the FDA, containing detailed analysis and discussion of the Company’s then-ongoing Phase 2b study (NAV3-31) and prior studies in RA as well as the design and statistical analysis plan for the proposed Phase 3 for FDA comment. Following the feedback received from the FDA at the end of March 2021, the Company continued to work toward completing the analysis of the full NAV3-31 trial dataset and submitted the resultant briefing book containing the results of this analysis in preparation for the standard End-of-Phase 2 Type B meeting, which took place on September 1, 2021. The Company had a constructive meeting with the FDA and, based on the discussion in this meeting and the follow-up meeting minutes, has made agreed upon modifications to the trial design for the Phase 3 study (NAV3-33). The Company has submitted the modified protocol back to the Agency for comment and is currently preparing for study initiation. The pivotal Phase 3 study program will determine Tc99m tilmanocept’s capability to serve as an early predictor of treatment response to anti-TNFα therapy in patients with RA.

Cardiovascular Disease

In collaboration with researchers at Massachusetts General Hospital, Navidea has completed two investigator-initiated clinical studies evaluating Tc99m tilmanocept’s ability to enable imaging of atherosclerotic plaques. Results of these studies provide strong preliminary evidence of the potential of Tc99m tilmanocept to accumulate specifically in and enable imaging of non-calcified atherosclerotic plaques. Non-calcified atherosclerotic plaques include plaques with morphologies indicating a high risk of rupture. Rupture of such plaques causes myocardial infarctions (heart attacks) and a significant portion of ischemic strokes. The studies compared aortic Tc99m tilmanocept uptake imaged by SPECT/CT in clinically asymptomatic subjects with intermediate Framingham Risk Scores (“FRS”) who were infected with Human Immunodeficiency Virus (“HIV”) as compared to healthy, uninfected, FRS and age-matched subjects. Tc99m tilmanocept SPECT/CT images were compared to aortic images of the same subjects obtained by contrast enhanced coronary computed tomography angiography and/or [18F]NaF PET/CT.

A nine-subject study to evaluate diagnostic imaging of emerging atherosclerosis plaque with the Tc99m tilmanocept product dosed SC was performed (ClinicalTrials.gov NCT02542371). The results of this study were presented at two major international meetings (Conference on Retroviruses and Opportunistic Infections and SNMMI, 2017) and published in early release in the Journal of Infectious Diseases in January 2017 (published in the circulated version, Journal of Infectious Diseases (2017) 215 (8): 1264-1269), confirming that the Tc99m tilmanocept product can both quantitatively and qualitatively target non-calcified plaque in the aortic arch of Acquired Immunodeficiency Syndrome (“AIDS”) patients (supported by NIH/NHLBI Grant 1 R43 HL127846-01). This study was later expanded to include up to 31 participants, and has achieved full enrollment, with data analysis ongoing.

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

Navidea has also been awarded a $225,000 phase 1 Small Business Technology Transfer grant (1R41HL147640-01A1) entitled Gallium 68 Tilmanocept for PET Imaging of Atherosclerosis Plaques. This grant supports a research collaboration between Navidea and Dr. Suzanne Lapi of the University of Alabama Birmingham evaluating a mouse model of atherosclerosis. This work has as its aim the evaluation of [68]gallium tilmanocept and various next generation imaging agents for visualizing plaques. Activities began in the fourth quarter of 2019. As of September 2021, all images have been acquired with efforts now focused on data analyses.

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

Tuberculosis (“TB”)

In April 2019, the Company announced that Professor Mike Sathekge, MBChB, M. Med (Nuclear Medicine), PhD, Professor and Head of the Department of Nuclear Medicine in the Faculty of Health Sciences at the University of Pretoria/Steve Biko Academic Hospital, planned to initiate a comparative study evaluating the use of tilmanocept in patients with TB. The purpose of this ongoing study is to explore using 68Ga tilmanocept as an aid in TB patient management while contributing to the better understanding of the biology of TB granulomas. CD206+ macrophages constitute one of the most abundant cell types in TB granulomas. Therefore, a molecular probe such as 68Ga-labeled tilmanocept targeting mannose receptor CD206 expressed on macrophages holds great promise not only in understanding the biology of TB granulomas, but may also support future development of a tilmanocept-like drug delivery vehicle for delivering therapeutic interventions to TB granulomas. Navidea has provided tilmanocept for use in this study, and several subjects have been injected and imaged to date. Successful completion of this study could support an extended claim of 68Ga-tilmanocept.

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

Manocept Platform – In-Vitro and Pre-Clinical Immunotherapeutics Data

The Company has been developing Manocept platform drug delivery constructs that carry various payloads including doxorubicin and dexamethasone. Chemical synthesis techniques have advanced considerably, resulting in more robust and reproducible synthesis protocols that provide products with chemical attributes indicative of enhanced in vivo activity. The most advanced drug delivery construct carries a doxorubicin payload and is now in its third generation of chemical synthesis protocol design. This third generation doxorubicin carrying construct has been extensively evaluated in human macrophage cell culture assays and in three experiments using syngeneic mouse cancer models. These experiments show that at treatment doses below what is required to kill macrophages, the doxorubicin-carrying constructs dramatically alters the immunological behavior of macrophages, making them more proinflammatory. In one of the syngeneic mouse tumor experiments, the Manocept doxorubicin (“MAN-DOX”) construct significantly synergized the activity of another anticancer therapy producing anti-tumor activity that was greater than either treatment alone. Results from this study were presented at the New York Academy of Sciences Frontiers in Cancer Immunotherapy 2021 conference on May 14, 2021. Near-term experiments with the Manocept doxorubicin construct include further studies in macrophage cell culture, additional syngeneic mouse tumor models, and a toxicity study in rats. Work involving a second generation Manocept dexamethasone-carrying construct and efforts developing Manocept constructs with different payloads is ongoing. Two new Manocept constructs carrying payloads other than doxorubicin or dexamethasone have progressed to evaluations in macrophage cell culture assays.

Kaposi’s Sarcoma

The novel MAN-DOX class constructs are designed to specifically deliver doxorubicin, a chemotoxin, which can kill KS tumor cells and their tumor-associated macrophages, potentially altering the course of cancer. We have received additional funding to continue therapeutic studies in this disease with the goal of completing an investigational new drug (“IND”) submission for a Manocept construct (MAN-DOX class of compounds) consisting of tilmanocept linked to doxorubicin for the treatment of KS. Efforts supported by this grant (NIH/NCI 1 R44 CA206788-01) are now complete. The results of the grant supported efforts greatly advanced our knowhow for robustly and reproducibly synthesizing MAN-DOX and related constructs carrying other payloads. The grant supported efforts to Navidea’s presentation at the New York Academy of Sciences Frontiers in Cancer Immunotherapy 2021.

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

Outlook

Our operating expenses in recent years have been focused primarily on support of both diagnostic and therapeutic applications of our Manocept platform, and Tc99m tilmanocept. We incurred approximately $3.8 million and $3.7 million in total on research and development activities during the nine-month periods ended September 30, 2021 and 2020, respectively. Of the total amounts we spent on research and development during those periods, excluding costs related to our internal research and development headcount and our general and administrative staff which we do not currently allocate among the various development programs that we have underway, we incurred out-of-pocket charges by program as follows:

	Nine Months Ended September 30,
Development Program (a)	2021	2020
Manocept Platform – Diagnostics	$2,062,672	$2,199,437
Manocept Platform – Therapeutics	409,781	256,886
Tc99m Tilmanocept	41,492	26,168

(a)	Certain development program expenditures were offset by grant reimbursement revenues totaling $87,000 and $665,000 during the nine-month periods ended September 30, 2021 and 2020, respectively.

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

Three Months Ended September 30, 2021 and 2020

Royalty Revenue. During the third quarter of 2020, we recognized royalty revenue of $2,000 related to our license agreement with SpePharm AG (“SpePharm,” an affiliate of Norgine BV) in Europe. No royalty revenue was recorded during the third quarter of 2021.

License Revenue. During the third quarter of 2021, we recognized license revenue of $9,000 related to net transitional sales from SpePharm in Europe. No license revenue was recorded during the third quarter of 2020.

Grant and Other Revenue. During the third quarters of 2021 and 2020, we recognized grant and other revenue of $87,000 and $266,000, respectively. Grant revenue of $12,000 and $262,000 during the third quarters of 2021 and 2020, respectively, was primarily related to SBIR grants from the NIH supporting Manocept development. Other revenue during the third quarter of 2021 included $75,000 from LikeMinds, successor to Alseres Pharmaceuticals, Inc. (“Alseres”), for the partial recovery of debts previously written off in 2015.

Research and Development Expenses. Research and development expenses decreased $329,000, or 24%, to $1.0 million during the third quarter of 2021 from $1.4 million during the same period in 2020. The decrease was primarily due to net decreases in drug project expenses related to (i) decreased Manocept diagnostic development costs of $467,000 including decreased manufacturing-related activities, decreased clinical trial costs and decreased license fees; offset by (ii) increased Manocept therapeutic development costs of $15,000 including net increased preclinical and clinical development costs; and (iii) increased Tc99m tilmanocept development costs of $14,000 including increased manufacturing-related activities. The net decrease in research and development expenses also included increased regulatory consulting expenses of $65,000, increased employee compensation including incentive-based awards of $22,000, and increased general office-related expenses of $10,000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $320,000, or 18%, to $1.5 million during the third quarter of 2021 from $1.8 million during the same period in 2020. Decreased legal and professional services of $452,000 and decreased investor relations costs of $69,000 were offset by increased consulting services of $56,000 related to preparing for European distribution of Tc99m tilmanocept, increased insurance costs of $41,000, increased director fees of $30,000 related to additional board members, a loss on the third quarter 2021 abandonment of certain intellectual property of $21,000, increased European licensing fees of $20,000, and increased travel costs of $19,000.

Other Income (Expense). Other expense, net, was $0 during the third quarter of 2021 compared to other expense, net, of $1,000 during the same period in 2020. During the third quarters of 2021 and 2020, we recognized interest expense of $3,000 and $0, respectively.

Nine Months Ended September 30, 2021 and 2020

Royalty Revenue. During the first nine months of 2020, we recognized royalty revenue of $26,000 related to our license agreement with SpePharm in Europe. No royalty revenue was recorded during the first nine months of 2021.

License Revenue. During the first nine months of 2021, we recognized license revenue of $45,000 related to net transitional sales from SpePharm in Europe. No license revenue was recorded during the first nine months of 2020.

Grant and Other Revenue. During the first nine months of 2021 and 2020, we recognized grant and other revenue of $437,000 and $670,000, respectively. Grant revenue of $87,000 and $665,000 during the first nine months of 2021 and 2020, respectively, was primarily related to SBIR grants from the NIH supporting Manocept development. Other revenue during the first nine months of 2021 included $250,000 from Alseres and LikeMinds for the partial recovery of debts previously written off in 2015 and $100,000 from Cardinal Health 414 for reimbursement of certain research and development costs.

Research and Development Expenses. Research and development expenses increased $111,000, or 3%, to $3.8 million during the first nine months of 2021 from $3.7 million during the same period in 2020. The increase was due to net increases in drug project expenses related to (i) increased Manocept therapeutic development costs of $153,000 including net increased preclinical and clinical development costs; and (ii) increased Tc99m tilmanocept development costs of $15,000 including increased manufacturing-related activities; offset by (iii) decreased Manocept diagnostic development costs of $137,000 including decreased manufacturing-related activities, decreased license fees, and decreased preclinical development costs, offset by increased clinical trial costs. The net increase in research and development expenses also included increased regulatory consulting expenses of $111,000 and increased general office expenses of $17,000, offset by decreased offset by decreased employee compensation including incentive-based awards of $28,000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $186,000, or 4%, to $5.1 million during the first nine months of 2021 from $4.9 million during the same period in 2020. Increased consulting services of $421,000 related to preparing for European distribution of Tc99m tilmanocept, increased employee compensation including incentive-based awards of $180,000, increased insurance costs of $137,000, increased director fees of $92,000 related to additional board members, increased travel costs of $44,000, increased European license fees of $34,000, increased general office expenses of $29,000, and a loss on the third quarter 2021 abandonment of certain intellectual property of $21,000 were offset by decreased legal and professional services of $620,000, decreased investor relations costs of $127,000, decreased facilities costs of $23,000 and decreased franchise taxes of $13,000.

Other Income (Expense). Other income, net, was $358,000 during the first nine months of 2021 compared to other income, net of $12,000 during the same period in 2020. During the first nine months of 2021, we recognized a gain on extinguishment of debt of $366,000 resulting from forgiveness of our PPP loan. During the first nine months of 2021 and 2020, we recognized interest income of $3,000 and $18,000, respectively. During the first nine months of 2021 and 2020, we recognized interest expense of $7,000 and $5,000, respectively.

Liquidity and Capital Resources

Cash balances increased to $7.2 million as of September 30, 2021 from $2.7 million as of December 31, 2020. The net increase was primarily due to net proceeds from issuance of preferred stock of $12.6 million, offset by cash used to fund our operations of $7.5 million, payments on notes payable of $379,000 and patent and trademark costs of $219,000.

Operating Activities. Cash used in operations was $7.5 million during the first nine months of 2021 compared to $5.6 million used during the same period in 2020.

Accounts and other receivables decreased to $108,000 as of September 30, 2021 from $3.0 million as of December 31, 2020, primarily due to decreased preferred stock subscriptions of $2.9 million, offset by increased amounts receivable for transitional sales revenue from SpePharm of $49,000.

Inventory increased to $179,000 as of September 30, 2021 from $170,000 as of December 31, 2020, primarily due to finished goods cost adjustments offset by the allocation of finished goods for use in clinical trials.

Prepaid expenses and other current assets decreased to $193,000 as of September 30, 2021 from $701,000 as of December 31, 2020, primarily due to normal amortization of prepaid insurance.

Accounts payable remained steady at $1.2 million as of September 30, 2021 and December 31, 2020. Net increased payables due for preclinical and clinical development activities, investor relations costs, recruiting costs, leasehold improvements and manufacturing-related activities were offset by decreased payables due for costs related to preparing for European distribution of Tc99m tilmanocept, legal and professional services and board fees payable in cash. Accrued liabilities and other current liabilities also remained steady at $2.5 million as of September 30, 2021 and December 31, 2020. Net increased accruals for Manocept development costs and accrued 401(k) employer match were offset by decreased accruals for legal and professional services and incentive-based compensation. Our payable and accrual balances will continue to fluctuate but will likely increase overall as we increase our development activity related to the Manocept platform.

Investing Activities. Investing activities used $240,000 during the first nine months of 2021 compared to $330,000 used during the same period in 2020. Patent and trademark costs used $219,000 and purchases of property and equipment used $21,000 during the first nine months of 2021. Patent and trademark costs used $202,000 and purchases of property and equipment used $129,000 during the first nine months of 2020.

Financing Activities. Financing activities provided $12.2 million during the first nine months of 2021 compared to $8.6 million provided during the same period in 2020. The $12.2 million provided by financing activities in the first nine months of 2021 consisted primarily of proceeds from issuance of preferred stock of $12.7 million offset by principal payments on financed insurance premiums of $379,000 and payment of preferred stock issuance costs of $70,000. The $8.6 million provided by financing activities in the first nine months of 2020 consisted primarily of proceeds from issuance of preferred stock of $4.4 million, proceeds from issuance of Common Stock of $4.4 million, and proceeds from notes payable of $366,000, offset by principal payments on financed insurance premiums of $306,000, payment of Common Stock issuance costs of $150,000 and payment of preferred stock issuance costs of $55,000.

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

Private Placement

On August 30, 2020, the Company entered into a Common Stock Purchase Agreement with the Investors named therein, pursuant to which the Investors agreed to purchase from the Company up to $25.0 million in shares of the Company’s Common Stock. As of the date of filing of this Quarterly Report on Form 10-Q, we have received only $25,000 of the $5.0 million that is currently owed under the Common Stock Purchase Agreement. In accordance with current accounting guidance, the remaining $4.975 million of stock subscriptions receivable was included in common stock subscriptions receivable in the consolidated balance sheet as of December 31, 2020. During the second quarter of 2021, the Company determined that it is unlikely that the remaining $4.975 million will ever be collected. Accordingly, the common stock subscription receivable was reversed from the condensed consolidated balance sheet. We are continuing to evaluate our rights and remedies under that agreement. See Notes 2 and 11 to the accompanying condensed consolidated financial statements.

Series D Preferred Stock

On August 31, 2020, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent (the “Series D Preferred Stock Purchase Agreement”) with Keystone Capital Partners, LLC (“Keystone”) pursuant to which the Company agreed to issue to Keystone 150,000 shares of newly-designated Series D Redeemable Convertible Preferred Stock (the “Series D Preferred Stock”) for an aggregate purchase price of $15.0 million. Pursuant to the Series D Preferred Stock Purchase Agreement, Keystone agreed to purchase Series D Preferred Stock in amounts to be determined by Keystone in one or more closings before the end of the nine-month period following the date when the Company’s prospectus supplement to its existing registration statement on Form S-3 was filed with the SEC. On July 8, 2021 (the “Amendment Effective Date”), the Company entered into an Amendment to Stock Purchase Agreement and Letter of Investment Intent (the “Series D Amendment”) with Keystone pursuant to which Keystone purchased 22,077 shares of Series D Preferred Stock for an aggregate purchase price of approximately $2.2 million. Prior to the Amendment Effective Date, Keystone had purchased 72,500 shares of Series D Preferred Stock pursuant to the Series D Preferred Stock Purchase Agreement for an aggregate purchase price of approximately $7.25 million, leaving a remaining balance of 77,500 shares of Series D Preferred Stock. Including the purchases pursuant to the Series D Amendment, Keystone’s purchases of Series D Preferred Stock pursuant to the Series D Purchase Agreement during the nine-month period ended September 30, 2021 totaled 76,827 shares of Series D Preferred Stock for an aggregate purchase price of approximately $7.7 million. After purchasing the 22,077 shares, Keystone has no further right or obligation to purchase shares of Series D Preferred Stock. The Series D Preferred Stock is convertible into a maximum of 5,147,000 shares of Common Stock. See Notes 2 and 11 to the accompanying condensed consolidated financial statements.

Series E Preferred Stock

On March 2, 2021, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent with an existing accredited investor, John K. Scott, Jr., pursuant to which the Company issued to Mr. Scott in a private placement transaction 50,000 shares of newly-designated Series E Redeemable Convertible Preferred Stock (the “Series E Preferred Stock”) for an aggregate purchase price of $5.0 million. The Series E Preferred Stock is convertible into a maximum of 2,173,913 shares of Common Stock. See Notes 2 and 11 to the accompanying condensed consolidated financial statements.

CRG Litigation

See Notes 2 and 10 to the accompanying condensed consolidated financial statements.

Platinum Litigation

See Notes 2 and 10 to the accompanying condensed consolidated financial statements.

Goldberg Agreement and Litigation

See Notes 2 and 10 to the accompanying condensed consolidated financial statements.

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

We plan to focus our resources during the remainder of 2021 and into 2022 on development of products based on the Manocept platform. Although management believes that it will be able to achieve this objective, it is subject to a number of variables beyond our control, including the nature and timing of any partnering opportunities, the ability to modify contractual commitments made in connection with these programs, and the timing and expense associated with suspension or alteration of clinical trials, and consequently we may need to seek additional financing in order to support our planned development programs.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements.

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

Under the supervision and with the participation of our management, including Mr. Latkin, who served as our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer until October 24, 2021, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2021, and concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management understands that our disclosure controls and procedures do not guarantee that all errors and all improper conduct will be prevented. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, a design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected. These inherent limitations include the realities that judgments and decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons, or by management override of the control. Further, the design of any system of controls is also based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations of a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

Changes in Control Over Financial Reporting

During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the accompanying condensed consolidated financial statements.

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

Our Common Stock has been listed on the NYSE American exchange since February 2011. The rules of NYSE American provide that shares be delisted from trading in the event the financial condition and/or operating results of the Company appear to be unsatisfactory, the extent of public distribution or the aggregate market value of the Common Stock has become so reduced as to make further dealings on the NYSE American inadvisable, the Company has sold or otherwise disposed of its principal operating assets, or has ceased to be an operating company, or the Company has failed to comply with its listing agreements with the NYSE American. For example, the NYSE American may consider suspending trading in, or removing the listing of, securities of an issuer that has stockholders’ equity of less than (i) $2.0 million if such issuer has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years, (ii) $4.0 million if such issuer has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years, and (iii) $6.0 million if such issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. As of September 30, 2021, Navidea had stockholders’ equity of approximately $4.1 million. In addition, the Company had stockholders’ deficits for several years prior to December 31, 2020, and we may not be able to maintain stockholders’ equity in the future. Even if an issuer has a stockholders’ deficit, the NYSE American will not normally consider delisting securities of an issuer that fails to meet these requirements if the issuer has (1) average global market capitalization of at least $50,000,000; or total assets and revenue of $50,000,000 in its last fiscal year, or in two of its last three fiscal years; and (2) the issuer has at least 1,100,000 shares publicly held, a market value of publicly held shares of at least $15,000,000 and 400 round lot shareholders. As of November 5, 2021, the Company’s total value of market capitalization was approximately $45.0 million. We may not be able to continue meeting these exceptions and there is a risk that our Common Stock may be delisted as a result of our failure to meet the minimum stockholders' equity requirement for continued listing.

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

Item 5. Other Information

On November 8, 2021, the Company’s Board of Directors transitioned from the Office of the CEO and established an Executive Leadership Committee to lead the Company on an interim basis while its next CEO is identified. The Executive Leadership Committee includes Michael Rosol, Ph.D., the Company’s Senior Vice President and Chief Medical Officer; Erika Eves, the Company’s Vice President of Finance and Administration; and Jeffrey Smith, the Company’s Vice President of Operations. The Executive Leadership Committee will work with a newly established Board Oversight Committee, consisting of independent directors Alexander Cappello, Thomas Farb and John K. Scott, Jr.

The Board also appointed certain directors to committees of the Board, so that the resulting members of such committees are as follows, effective immediately. The Audit Committee consists of Malcolm Witter (Chair), Amit Bhalla, Alexander Cappello and Thomas Farb. The Compensation Committee consists of Malcolm Witter (Chair), Alexander Cappello, John K. Scott, Jr. and Agnieszka Winkler. The Nominating & Governance Committee consists of Agnieszka Winkler (Chair), Alexander Cappello, Thomas Farb and John K. Scott, Jr.

Item 6. Exhibits

10.1	Amendment to Stock Purchase Agreement and Letter of Investment Intent by and between the Company and Investor dated July 8, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2021).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because it is XBRL) (1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)

*	Filed herewith.
**	Furnished herewith.
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

NAVIDEA BIOPHARMACEUTICALS, INC.
(the Company)
November 12, 2021

By:	/s/ Michael S. Rosol

Michael S. Rosol, Ph.D.
Senior Vice President and Chief Medical Officer
(Principal Executive Officer)

By:	/s/ Erika L. Eves

Erika L. Eves
Vice President, Finance and Administration
(Principal Financial and Accounting Officer)