Form 10-K
period 2021-12-31
NAVIDEA BIOPHARMACEUTICALS, INC.
filed 2022-03-28
CIK 810509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2021

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                 to

Commission file number 001-35076

NAVIDEA BIOPHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	31-1080091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4995 Bradenton Avenue, Suite 240, Dublin, Ohio	43017-3552
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(614) 793-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, par value $.001 per share	NAVB	NYSE American

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

The aggregate market value of shares of common stock held by non-affiliates of the registrant on June 30, 2021 was $35,956,327.

The number of shares of common stock outstanding on March 18, 2022 was 30,299,054.

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

PART I

Item 1. Business

Development of the Business

Navidea Biopharmaceuticals, Inc. (“Navidea,” the “Company,” “our” or “we”), a Delaware corporation (NYSE American: NAVB), is a biopharmaceutical company focused on the development and commercialization of precision immunodiagnostic agents and immunotherapeutics. Navidea is developing multiple precision-targeted products based on our Manocept™ platform to enhance patient care by identifying the sites and pathways of undetected disease and enable better diagnostic accuracy, clinical decision-making and targeted treatment.

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

During the ongoing COVID-19 global pandemic, the Company’s primary concern is the safety of its employees, the employees of its clinical trial sites, and the patients enrolled in its clinical trials. The Company is working hard to mitigate any safety risk along with any long-term impact on its clinical development programs. We do not believe there has been a significant impact to the Company’s clinical development and regulatory timelines resulting from the ongoing COVID-19 global pandemic. However, the COVID-19 outbreak delayed enrollment in our NAV3-32 clinical study in the United Kingdom due to national COVID-19-related shutdowns. In addition, the regulatory approval process in India was delayed by the impact of COVID-19 in that country.

As brief overview of recent developments in the Company’s diagnostics area (additional details in following sections), Navidea has completed the Phase 2b clinical trial (NAV3-31) evaluating imaging repeatability, reproducibility, and stability, as well as the capacity of Tc99m tilmanocept imaging to serve as an early predictor of treatment efficacy of anti-tumor necrosis factor alpha (“TNFα”) therapy in patients with moderate to severe Rheumatoid Arthritis (“RA”). In addition, the Company has completed enrollment into a Phase 2b clinical trial (NAV3-35) designed to accrue hand and wrist planar and single photon emission computed tomography/computed tomography (“SPECT/CT”) images from healthy subjects (with SPECT/CT imaging also done on a small group of RA patients) so that Navidea can complete a normative database in support of its RA imaging commercial product development. The Company’s recently launched pivotal Phase 3 trial for RA (NAV3-33) is the next step in the development plan for indications in RA. The additional Phase 2b trial (NAV3-32) correlating Tc99m tilmanocept uptake in RA-involved joints with CD206 immunohistochemistry findings from synovial biopsies is actively recruiting. In addition, the investigator-initiated Phase 2 cardiovascular (“CV”) study was completed at Massachusetts General Hospital and a manuscript has been submitted by the investigators. Results of this study provided to date have paralleled data in our earlier published article, and these data are supportive of Navidea’s hypothesis that tilmanocept can provide marked signal to background in a host of CV disease applications.

Manocept Platform - Diagnostics and Therapeutics Background

Navidea’s Manocept platform is predicated on the ability to specifically target the mannose receptor (CD206) expressed primarily on activated macrophages. This flexible and versatile platform serves as a molecular backbone for purpose-built targeted imaging molecules that may significantly impact patient care by providing enhanced diagnostic accuracy, clinical decision-making, and target-specific treatment. This CD206-targeted drug platform is applicable to a range of diagnostic modalities, including SPECT, positron emission tomography (“PET”), gamma-scanning and intra-operative and/or optical-fluorescence detection, as well as delivery of therapeutic compounds that target macrophages and their role in a variety of immune- and inflammation-involved diseases. The United States Food and Drug Administration (“FDA”)-approved sentinel node/lymphatic mapping agent, Tc99m tilmanocept, is representative of the ability to successfully exploit this mechanism to develop powerful new products and to expand this technology into additional diagnostic and therapeutic applications.

Activated macrophages play important roles in many disease states and are an emerging target in many diseases where diagnostic uncertainty exists. Impairment of the macrophage-driven disease mechanisms is an area of increasing and proven focus in medicine. The number of people affected by all the inflammatory diseases combined is estimated at more than 40 million in the United States and up to 700 million worldwide, making macrophage-mediated diseases an area of remarkable clinical importance. There are many recognized disorders having macrophage involvement, including RA, atherosclerosis/vulnerable plaque, nonalcoholic steatohepatitis, inflammatory bowel disease, systemic lupus erythematosus, cancer generally including Kaposi’s sarcoma (“KS”), leishmaniasis, and others that span general clinical areas in cancer immunology, autoimmunity, infectious diseases, cardiology, central nervous system diseases, and inflammation. For the near term, we have selected target diseases that may, if successfully developed, benefit from this technology.

The Company has developed processes for producing the first two therapeutic Manocept immuno-construct series, the Manocept doxorubicin (“MAN-DOX”) series, which is designed to specifically target and kill or modify activated CD206+ macrophages by delivering doxorubicin, and the Manocept dexamethasone (“MAN-DEX”) series, which is designed to inhibit the inflammatory activity of activated CD206+ macrophages by delivering a potent anti-inflammatory agent, dexamethasone. We have contracted with independent facilities to improve chemical syntheses and to produce sufficient quantities of the MAN-DOX series and MAN-DEX series agents, along with the concomitant analytical standards, to provide material for current and planned preclinical animal studies and future clinical trials. Evaluation of an advanced MAN-DOX construct has been successfully evaluated in both human macrophage cell culture assays and in various syngeneic mouse models of cancer. Similar evaluations of an advanced MAN-DEX construct are currently ongoing.

Manocept Platform – Immuno-Diagnostics Clinical Data

Rheumatoid Arthritis

Two Tc99m tilmanocept dose escalation studies in RA have been completed. The first study was completed and included 18 subjects (nine with active disease and nine healthy subjects) dosed subcutaneously (“SC”) with 50 and 200 µg/2mCi Tc99m tilmanocept (ClinicalTrials.gov NCT02683421). The results of this study were presented at five international meetings, including Biotechnology Innovation Organization, Society of Nuclear Medicine and Molecular Imaging (“SNMMI”), and The American College of Rheumatology (“ACR”). In addition, based on completion of extensive preclinical dosing studies pursuant to our dialog with the FDA, we have completed a Phase 1/2 study involving intravenous (“IV”) dosing of 39 subjects with IV-administered Tc99m tilmanocept (ClinicalTrials.gov NCT02865434). In conjunction with this study, we completed pharmacokinetic, pharmacodynamics and radiation dosimetry phases in human subjects as well. The majority of the costs of these studies were supported through a Small Business Innovation Research (“SBIR”) grant (NIH/NIAMSD Grant 1 R44 AR067583-01A1). Results of the Phase 1/2 study were presented at the June 2018 and June 2019 SNMMI meetings, the 2018 European League Against Rheumatism (“EULAR”) meeting and the 2018 ACR meeting. These studies have been combined and submitted for peer review publication and full published results will follow.

The Phase 1/2 study enrolled subjects with active, moderate-to-severe RA, and healthy controls. Results from the completed trial demonstrated that Tc99m tilmanocept is well-tolerated with no serious adverse events, adverse drug reactions, or drug-related adverse events observed. Additionally, static planar images revealed joint-specific Tc99m tilmanocept localization in RA subjects to disease-involved joints of the shoulders, knees, hands, and feet, but no joint-specific localization in healthy control subjects, revealing potentially significant immunodiagnostic information about CD206-expressing synovial macrophage involvement in RA. An optimal imaging time window post-Tc99m tilmanocept IV administration, as well as optimal dosing, were also determined.

In April 2019, the Company received feedback from the FDA regarding the Company’s planned clinical studies to evaluate joint disease in patients with RA and monitor patient response to therapy. The Company’s proposed RA studies were discussed with the FDA during an in-person meeting and through follow-up collaborative efforts. The FDA communicated that the first study, a Phase 2b trial, was aligned with expectations for the studies and that they would continue to work with Navidea as the Company progressed into the second Phase 2b trial correlating Tc99m tilmanocept uptake in RA-involved joints with CD206 immunohistochemistry findings from synovial biopsies and into the planned Phase 3 clinical trial.

In May 2019, we began enrolling patients into the first Phase 2b study, (NAV3-31), entitled “Evaluation of the Precision and Sensitivity of Tilmanocept Uptake Value (“TUV”) on Tc99m Tilmanocept Planar Imaging” (ClinicalTrials.gov MCT03938636). This study, since completed, provided confirmatory support necessary to initiate Navidea’s Phase 3 study program. In October 2019, the Company performed its first interim analysis of this trial, covering subjects enrolling into Arms 1 and 2. The results of this interim analysis were in line with the Company’s hypotheses that Tc99m tilmanocept can provide robust, stable imaging in healthy subjects as well as in patients with active RA, and provide the fundamental information needed to keep moving forward into the Phase 3. A summary of these results was presented at the 2020 EULAR meeting. In May 2020, the Company announced the results of its second interim analysis, covering Arm 3 of the trial. This Arm mirrored the upcoming Phase 3 in design and provided information relevant for sample size calculation for the Phase 3 as well as support for the hypothesis that Tc99m tilmanocept imaging can provide an early indicator of treatment efficacy of anti-TNFα therapeutics. These interim results were presented at the 2020 ACR meeting. In June 2020, the Company announced full enrollment into this trial, with imaging events completed in each patient enrolled in Arm 3.

In February 2021, the Company submitted its formal briefing book to the FDA, containing detailed analysis and discussion of the Company’s then-ongoing Phase 2b study (NAV3-31) and prior studies in RA as well as the design and statistical analysis plan for the proposed Phase 3 for FDA comment. Following the feedback received from the FDA at the end of March 2021, the Company continued to work toward completing the analysis of the full NAV3-31 trial dataset and submitted the resultant briefing book containing the results of this analysis in preparation for the standard End-of-Phase 2 Type B meeting, which took place on September 1, 2021. The Company had a constructive meeting with the FDA and, based on the discussion in this meeting and follow-up communication, has made agreed-upon modifications to the trial design for the Phase 3 study (NAV3-33). The Company submitted the modified protocol back to the FDA and initiated the study in December 2021. Following additional feedback from the FDA, the Company made modifications to several of the objectives. Enrollment into the Phase 3 study has begun. The pivotal Phase 3 study program will determine Tc99m tilmanocept’s capability to serve as an early predictor of treatment response to anti-TNFα therapy in patients with RA.

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

A nine-subject study to evaluate diagnostic imaging of emerging atherosclerosis plaque with the Tc99m tilmanocept product dosed SC was performed (ClinicalTrials.gov NCT02542371). The results of this study were presented at two major international meetings (Conference on Retroviruses and Opportunistic Infections and SNMMI, 2017) and published in early release in the Journal of Infectious Diseases in January 2017 (published in the circulated version, Journal of Infectious Diseases (2017) 215 (8): 1264-1269), confirming that the Tc99m tilmanocept product can both quantitatively and qualitatively target non-calcified plaque in the aortic arch of Acquired Immunodeficiency Syndrome (“AIDS”) patients (supported by NIH/NHLBI Grant 1 R43 HL127846-01). This study was later expanded to include up to 31 participants, and has achieved full enrollment, with a manuscript submitted.

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

Navidea has also been awarded a $225,000 phase 1 Small Business Technology Transfer grant (1R41HL147640-01A1) entitled Gallium 68 Tilmanocept for PET Imaging of Atherosclerosis Plaques. This grant supports a research collaboration between Navidea and Dr. Suzanne Lapi of the University of Alabama Birmingham evaluating a mouse model of atherosclerosis. This work has as its aim the evaluation of [68]gallium tilmanocept and various next generation imaging agents for visualizing plaques. Activities began in the fourth quarter of 2019. As of January 2022, all images have been acquired with efforts now focused on data analyses.

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

Manocept Platform – In-Vitro and Pre-Clinical Immunotherapeutics Data

The Company has been developing Manocept platform drug delivery constructs that carry various payloads including doxorubicin and dexamethasone. Chemical synthesis techniques have advanced considerably, resulting in more robust and reproducible synthesis protocols that provide products with chemical attributes indicative of enhanced in vivo activity. The most advanced drug delivery construct carries a doxorubicin payload and is now in its third generation of chemical synthesis protocol design. This third-generation doxorubicin carrying construct has been extensively evaluated in human macrophage cell culture assays and in three experiments using syngeneic mouse cancer models. These experiments show that at treatment doses below what is required to kill macrophages, the doxorubicin-carrying constructs dramatically alters the immunological behavior of macrophages, making them more proinflammatory. In one of the syngeneic mouse tumor experiments, the MAN-DOX construct significantly synergized the activity of another anticancer therapy producing anti-tumor activity that was greater than either treatment alone. Results from this study were presented at the New York Academy of Sciences Frontiers in Cancer Immunotherapy 2021 conference on May 14, 2021. Near-term experiments with the Manocept doxorubicin construct include further studies in macrophage cell culture, additional syngeneic mouse tumor models, and a toxicity study in rats. Work involving a second generation Manocept dexamethasone-carrying construct and efforts developing Manocept constructs with different payloads is ongoing. Three new Manocept constructs carrying payloads other than doxorubicin or dexamethasone have progressed to evaluations in macrophage cell culture assays.

Kaposi’s Sarcoma

The novel MAN-DOX class constructs are designed to specifically deliver doxorubicin, a chemotoxin, which can kill KS tumor cells and their tumor-associated macrophages, potentially altering the course of cancer. We received additional funding to continue therapeutic studies in this disease with the goal of completing an investigational new drug (“IND”) submission for a Manocept construct (MAN-DOX class of compounds) consisting of tilmanocept linked to doxorubicin for the treatment of KS. Efforts supported by this grant (NIH/NCI 1 R44 CA206788-01) are now complete. The results greatly advanced our knowhow for robustly and reproducibly synthesizing MAN-DOX and related constructs carrying other payloads. The grant-supported efforts were presented at the New York Academy of Sciences Frontiers in Cancer Immunotherapy 2021.

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

Tc99m Tilmanocept – Cancer Market Overview

Cancer is the second leading cause of death in the United States. The American Cancer Society (“ACS”) estimates that cancer will cause over 600,000 deaths in 2022 in the United States alone. Additionally, the ACS estimates that over 1.9 million new cancer cases will be diagnosed in the United States during 2022. The National Cancer Institute estimates that direct medical costs for cancer in the United States for 2015 were $183 billion, and are projected to increase to $246 billion by 2030. Cancer is also the second leading cause of death in Europe. The World Health Organization reports more than 3.7 million new cases and 1.9 million deaths in Europe each year.

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

Pursuant to the Termination Agreement, the parties agreed that neither owed the other any payments due under the License Agreement as of the Termination Date and that, among other things, SpePharm no longer has any right in, nor claim to, any intellectual property owned by the Company or its affiliates anywhere in the world. SpePharm also agreed to perform certain wind-down activities (the “Wind-Down Activities”) during the six-month period following the Termination Date (the “Transition Period”), which Transition Period was extended by ninety days. The Wind-Down Activities included, without limitation, SpePharm transferring to the Company or its designee(s) the regulatory approvals controlled by SpePharm or its affiliates for the purpose of marketing, distributing and selling the Products in the Licensed Territory. SpePharm also transferred to the Company certain tenders and other customer and sales contracts related to the Products. Subject to the terms of the Termination Agreement, Norgine, an affiliate of SpePharm, agreed to guarantee SpePharm’s performance of its obligations under the Termination Agreement. Although the Transition Period has elapsed, SpePharm continued to fulfill customer orders until the Company obtained the regulatory license required to distribute the product in Europe, which license was received during the fourth quarter of 2021.

On June 9, 2020, Navidea established a new European entity, Navidea Biopharmaceuticals Europe Limited (“Navidea Europe”), to address international development and commercialization needs for our technologies, including Tc99m tilmanocept. SpePharm has transferred the Tc99m tilmanocept Marketing Authorization to Navidea Europe, along with the responsibility for production and commercialization of Tc99m tilmanocept in the Licensed Territory. Navidea Europe has established relationships and executed agreements with third-party providers in order to fulfill such responsibilities. Navidea owns 100% of the outstanding shares of Navidea Europe.

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

Manufacturing

We currently use and expect to continue to be dependent upon contract manufacturers to manufacture each of our product candidates. We maintain a quality control and quality assurance program, including a set of standard operating procedures and specifications, with the goal that our products and product candidates are manufactured in accordance with current good manufacturing practices (“cGMP”) and other applicable domestic and international regulations. We are investing in additional manufacturing and supply chain resources, and have entered into development contracts with the established manufacturing companies Corden Pharma Switzerland, LLC for active pharmaceutical ingredient production and ROTOP Pharmaka GmbH for drug product manufacturing. It is likely that we will continue to rely on third-party manufacturers for our development and commercial products on a contract basis. We may not be successful in completing long-term agreements for the supply of Tc99m tilmanocept on terms acceptable to the Company, or at all. See Item 1A - “Risk Factors.”

Competition

Competition in the pharmaceutical and biotechnology industries is intense. We face competition from a variety of companies focused on developing inflammatory, oncology and CV disease diagnostic imaging agents and other diagnostic modalities. We compete with large pharmaceutical and other specialized biotechnology companies. We also face competition from universities and other non-profit research organizations. any emerging medical product companies have corporate partnership arrangements with large, established companies to support the research, development, and commercialization of products that may be competitive with our products. In addition, a number of large established companies are developing proprietary technologies or have enhanced their capabilities by entering into arrangements with or acquiring companies with technologies applicable to the detection or treatment of cancer and other diseases targeted by our product candidates. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biotechnology companies. Many of these competitors have products that have been approved or are in development and operate large, well-funded research and development (“R&D”) programs. Many of our existing or potential competitors have substantially greater financial, R&D, regulatory, marketing, and production resources than we have. Other companies may develop and introduce products and processes competitive with or superior to ours.

We expect to encounter significant competition for our pharmaceutical products. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before us may achieve a significant competitive advantage if their products work through a similar mechanism as our products and if the approved indications are similar. A number of biotechnology and pharmaceutical companies are developing new products for the diagnosis and/or treatment of the same diseases being targeted by us. In some instances, such products have already entered late-stage clinical trials or received FDA approval and may be marketed for some period prior to the approval of our products.

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

Rheumatoid Arthritis Competition

Currently, no single test is available to diagnose and monitor RA. Rather, a rheumatologist will make a diagnosis based on several procedures that may include a physical exam, blood tests, and/or imaging tests, among others. The Arthritis Foundation states that the goals of RA treatment are to relieve symptoms, stop inflammation, prevent joint and organ damage, improve physical function and well-being, and reduce long-term complications. Medications for the treatment of RA currently fall into two categories: drugs that ease symptoms, such as nonsteroidal anti-inflammatory drugs, and drugs that slow disease activity. Drugs that slow disease activity include corticosteroids, biologic disease-modifying antirheumatic drugs (“bDMARDs”) and Janus kinase inhibitors. Many of these drugs are produced and sold by large pharmaceutical companies, including AbbVie, Amgen, Bristol Meyers Squibb, Johnson & Johnson, Merck, Pfizer and Roche, among others.

One of Navidea’s primary goals for its RA imaging product development program is to develop an imaging-based test that can predict patient-specific therapeutic responses to bDMARDs, especially anti-TNFα antibody therapy, which is the most commonly prescribed type of therapy for RA within this drug class. While no tests predicting therapeutic responses to bDMARDs have been approved by the FDA, Navidea is aware of other groups that are working to develop such tests, primarily blood-based biomarker assays. One or more of these tests could be approved by the FDA in the future, making it possible for them to compete directly with Navidea’s imaging-based RA test. Even without FDA approval, these tests could reduce the Company’s share of this market in the future.

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

The first composition of matter patent covering tilmanocept was issued to UCSD in the United States in June 2002 and would have expired in May 2020. However, Navidea was granted a five-year patent term extension under the Hatch Waxman Act due to time lost in regulatory review. The claims of the composition of matter patent covering tilmanocept issued in the majority of major-market European countries in 2004 and would have expired in 2020. However, the Company has obtained supplemental protection certificates, extending the patent terms to 2025. The composition of matter patent issued in Japan expired in 2020.

Patent applications have been filed by Navidea in the U.S. and certain major foreign markets related to manufacturing processes for tilmanocept, the first of which was issued in the U.S. in 2013. These patents and/or applications will expire between 2029 and 2034. Further patent applications have been filed by Navidea alone or with The Ohio State Innovation Foundation related to CD206 expressing cell-related disorders and diseases. These patents and/or applications are expected to expire between 2034 and 2041.

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

Assuming successful completion of the required clinical testing, the results of the preclinical studies and of the clinical studies, together with other detailed information, including information on the manufacturing quality and composition of the investigational product, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. The testing and approval process requires substantial time, effort and financial resources. Submission of an NDA requires payment of a substantial review user fee to the FDA. Before approving an NDA, the FDA usually will inspect the facility or the facilities where the product is manufactured, tested and distributed and will not approve the product unless cGMP compliance is satisfactory. If the FDA evaluates the NDA and the manufacturing facilities as acceptable, the FDA may issue an approval letter or a complete response letter. A complete response letter outlines conditions that must be met in order to secure final approval of the NDA. When and if those conditions have been met to the FDA’s satisfaction, the FDA will issue an approval letter. The approval letter authorizes commercial marketing of the drug for specific indications. As a condition of approval, the FDA may require post-marketing testing and surveillance to monitor the product’s safety or efficacy, or impose other post-approval commitment conditions.

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

Financial Statements

Our consolidated financial statements and the related notes, including revenues, income (loss), total assets and other financial measures are set forth at pages F-1 through F-32 of this Annual Report on Form 10-K.

Human Capital Resources

As of March 18, 2022, we had 11 full-time and 4 part-time employees. None of our employees are represented by a collective bargaining agreement, we have not experienced any work stoppages, and we believe that our relationship with our employees is good.

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

In addition, as a result of the COVID-19 pandemic, we have taken steps to protect the health and safety of our employees in line with directives from state and the applicable local governments, as well as guidance from the Centers for Disease Control.

Item 1A. Risk Factors

An investment in our Common Stock, par value $0.001 per share (“Common Stock”) is highly speculative, involves a high degree of risk, and should be made only by investors who can afford a complete loss. You should carefully consider the following risk factors, together with the other information in this Annual Report on Form 10-K, including our financial statements and the related notes, before you decide to buy our Common Stock. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected, the trading of our Common Stock could decline, and you may lose all or part of your investment therein.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:

Risks Related to Our Business, Financial Position and Capital Requirements

●	If Cardinal Health 414, Sayre Therapeutics or Sinotau do not achieve commercial success with Tc99m tilmanocept, we may be unable to generate significant revenue from these relationships.

●	We may have difficulty raising additional capital, which could deprive us of necessary resources to pursue our business plans.

●	There may be future sales or other dilution of our equity, which may adversely affect the market price of shares of our Common Stock.

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

We expect to devote significant capital resources to fund R&D and to maintain existing and secure new manufacturing resources. In order to support the initiatives envisioned in our business plan, we will likely need to raise additional funds through the sale of assets, public or private secured or unsecured debt or equity financing, collaborative relationships or other arrangements. Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets, the market price of our Common Stock and the development or prospects for development of competitive technology by others. Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our Common Stock.

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

●	the extent to which we invest in new technologies, product candidates, products or businesses;

●	the scope, prioritization and number of development and/or commercialization programs we pursue and the rate of progress and costs with respect to such programs;

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

Our ability to raise additional capital may also be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic and Ukraine conflict. In addition, on February 14, 2022, we filed a registration statement with the Securities and Exchange Commission to register the sale of up to $35 million of Company Common Stock pursuant to a rights offering to the Company’s stockholders, the terms and timing of which have not yet been determined by the Company. Further, there is no assurance that such rights offering will occur on any terms. If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned development activities, acquisition of new product candidates and other operations.

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

Shares of our Common Stock are common equity interests. This means that our Common Stock ranks junior to our Series D Preferred Stock and Series E Preferred Stock, to our indebtedness and to all creditor claims and other non-equity claims against us and our assets available to satisfy claims on us, including claims in a bankruptcy or similar proceeding. Our future indebtedness and preferred stock may restrict payments of dividends on our Common Stock.

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

The Company is currently engaged in litigation with Dr. Goldberg and CRG. In addition, the Company has experienced recurring net losses and has used significant cash to fund its operations. The Company has considerable discretion over the extent of development project expenditures and has the ability to curtail the related cash flows as needed. The Company also has funds remaining under outstanding grant awards, and continues working to establish new sources of funding, including collaborations, potential equity investments, and additional grant funding that can augment the balance sheet. However, the extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain or treat its impact, among others. A significant outbreak of COVID-19 or other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations, including our ability to obtain additional funding, if needed.  Based on our current working capital and our projected cash burn, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the filing of this Annual Report on Form 10-K. No adjustments have been made to the accompanying consolidated financial statements of the Company as a result of this uncertainty.

If Cardinal Health 414, Sayre Therapeutics or Sinotau do not achieve commercial success with Tc99m tilmanocept, we may be unable to generate significant revenue from these relationships.

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

Cardinal Health 414, Sayre or Sinotau may never achieve commercial success in North America, India, China, or any other global market, they may never realize sales at levels necessary for us to achieve sales-based earnout, royalty or milestone payments.

Risks Related to Clinical Development, Regulatory Approval and Commercialization

If we do not successfully develop any additional product candidates into marketable products, we may be unable to generate significant revenue or become profitable.

Additional diagnostic and therapeutic applications of the Manocept platform, including diagnosis of RA and CV disease and solid tumor cancers, among others, are in various stages of pre-clinical and clinical development. Regulatory approval of additional Manocept-based product candidates may not be successful, or if successful, may not result in significant sales. Additional clinical testing for products based on our Manocept platform or other product candidates may not be successful and, even if they are, we may not be successful in developing any of them into a commercial product which will provide sufficient revenue to make us profitable.

Many companies in the pharmaceutical industry suffer significant setbacks in advanced clinical trials even after reporting promising results in earlier trials. Even if our Manocept trials are viewed as successful, we may not get regulatory approval for marketing of any Manocept product candidate. Our Manocept product candidates will be successful only if:

●	they are developed to a stage that will enable us to commercialize them or sell related marketing rights;

●	we are able to commercialize them in clinical development or sell the marketing rights to third parties; and

●	upon being developed, they are approved by the regulatory authorities.

We are dependent on the achievement of a number of these goals in order to generate future revenues. The failure to generate revenues from our Manocept-based product candidates may preclude us from continuing our R&D of these and other product candidates.

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

●

changes in local regulations as part of a response to the COVID-19 coronavirus or other infectious disease outbreak, which may require us to change the ways in which our clinical trials are conducted, and which may result in unexpected costs, or to discontinue the clinical trials altogether;

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

We have dedicated and will continue to dedicate substantially all of our resources to the R&D of our Manocept technology and related compounds. There are many difficulties and uncertainties inherent in pharmaceutical R&D and the introduction of new products. A high rate of failure is inherent in new drug discovery and development. The process to bring a drug from the discovery phase to regulatory approval can take 12 to 15 years or longer and cost more than $1 billion. Failure can occur at any point in the process, including late in the process after substantial investment. As a result, most research programs will not generate financial returns. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success. Delays and uncertainties in the regulatory approval processes in the United States and in other countries can result in delays in product launches and lost market opportunities. Consequently, it is very difficult to predict which products will ultimately be approved. Due to the risks and uncertainties involved in the R&D process, we cannot reliably estimate the nature, timing, completion dates, and costs of the efforts necessary to complete the development of our R&D projects, nor can we reliably estimate the future potential revenue that will be generated from a successful R&D project.

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

We have entered into collaborative arrangements with third parties to develop and/or commercialize product candidates and are currently seeking additional collaborations. Such collaborations might be necessary in order for us to fund our R&D activities and third-party manufacturing arrangements, seek and obtain regulatory approvals and successfully commercialize our existing and future product candidates. If we fail to enter into collaborative arrangements or fail to maintain our existing collaborative arrangements, the number of product candidates from which we could receive future revenues would decline.

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

We are in the process of establishing third-party manufacturing capabilities for our compounds under development. We intend to rely on third-party contract manufacturers to produce sufficiently large quantities of drug materials that are and will be needed for clinical trials and commercialization of our potential products. Third-party manufacturers may not be able to meet our needs with respect to timing, quantity or quality of materials. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, clinical trials for our product candidates may be delayed, thereby delaying the submission of product candidates for regulatory approval and the market introduction and subsequent commercialization of our potential products, and for approved products, any such delays, interruptions or other difficulties may render us unable to supply sufficient quantities to meet demand. Any such delays or interruptions may lower our revenues and potential profitability.

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

We may not be able to secure and/or maintain agreements or other purchasing arrangements with our subcontractors on terms acceptable to us, or that our subcontractors will be able to meet our production requirements on a timely basis, at the required levels of performance and quality, including compliance with FDA cGMP requirements. In the event that any of our subcontractors are unable or unwilling to meet our production requirements, we may not be able to establish an alternate source of supply without significant interruption in product supply or without significant adverse impact to product availability or cost. Any significant supply interruption or yield problems that we or our subcontractors experience would have a material adverse effect on our ability to manufacture our products and, therefore, a material adverse effect on our business, financial condition, and results of operations until a new source of supply is qualified. Any interruption in manufacturing across the supply chain, whether by natural disasters, global disease outbreaks such as COVID-19 or otherwise, could significantly and adversely affect our operations, and delay our R&D programs.

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

Our currently held and licensed patents expire over the next three to fifteen years. Expiration of the patents underlying our technology, in the absence of extensions or other trade secret or intellectual property protection, may have a material and adverse effect on us.

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

The patents and pending patent applications underlying our licenses do not cover all potential product candidates, modifications and uses. In the case of patents and patent applications licensed from UCSD, we did not have any control over the filing of the patents and patent applications before the effective date of the Manocept licenses, and had limited control over the filing and prosecution of these patents and patent applications after the effective date of such licenses. In the case of patents and patent applications licensed from AstraZeneca, we have limited control over the filing, prosecution or enforcement of these patents or patent applications. We cannot be certain that such prosecution efforts have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents. We also cannot be assured that our licensors or their respective licensing partners will agree to enforce any such patent rights at our request or devote sufficient efforts to attain a desirable result. Any failure by our licensors or any of their respective licensing partners to properly protect the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operation.

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

General Risks

A pandemic, epidemic or outbreak of an infectious disease may adversely affect our business.

If a pandemic, epidemic or outbreak of an infectious disease occurs in the United States or worldwide, our development and commercialization efforts may be adversely affected. In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. In January 2020, the World Health Organization declared this outbreak a “Public Health Emergency of International Concern,” and the U.S. Department of Health and Human Services declared a public health emergency to aid the U.S. healthcare community in responding to COVID-19. The spread of COVID-19 has impacted the global economy and our operations, including the interruption of our clinical trial activities in Europe and regulatory approval process in India. For example, the COVID-19 outbreak delayed enrollment in our NAV3-32 clinical study in the United Kingdom due to national COVID-19-related shutdowns in early 2021. Our clinical trial activities may be further delayed due to prioritization of hospital resources toward the outbreak, and some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results, and could delay our ability to obtain regulatory approval and commercialize our product candidates. The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver clinical drug supplies on a timely basis or at all. In addition, hospitals may reduce staffing and reduce or postpone certain treatments in response to the spread of an infectious disease. Such events may result in a period of business disruption, and in reduced operations, or doctors and medical providers may be unwilling to participate in our clinical trials, any of which could materially affect our business, financial condition and results of operations. The extent to which the global COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to contain or treat its impact, among others. Any significant infectious disease outbreak, including the COVID-19 pandemic, could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations, including our ability to obtain additional funding, if needed. The Company has enhanced its business continuity plans to include measures to protect our employees in the event of infection in our corporate offices, or in response to potential mandatory quarantines.

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

To remain competitive, we must continue to launch new products and technologies. To accomplish this, we commit substantial efforts, funds, and other resources to R&D. A high rate of failure is inherent in the R&D of new products and technologies. We must make ongoing substantial expenditures without any assurance that our efforts will be commercially successful. Failure can occur at any point in the process, including after significant funds have been invested. Promising new product candidates may fail to reach the market or may only have limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals, limited scope of approved uses, excessive costs to manufacture, the failure to establish or maintain intellectual property rights, or infringement of the intellectual property rights of others. Even if we successfully develop new products or enhancements or new generations of our existing products, they may be quickly rendered obsolete by changing customer preferences, changing industry standards, or competitors' innovations. Innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice or uncertainty over third-party reimbursement. We cannot state with certainty when or whether any of our products under development will be launched, whether we will be able to develop, license, or otherwise acquire compounds or products, or whether any products will be commercially successful. Failure to launch successful new products or new indications for existing products may cause our products to become obsolete, causing our revenues and operating results to suffer.

Physicians may use our competitors’ products and/or our products may not be competitive with other technologies. Tc99m tilmanocept is expected to continue to compete against sulfur colloid in the United States and other colloidal agents in the EU and other global markets. If our competitors are successful in establishing and maintaining market share for their products, our future earnout and royalty receipts may not occur at the rate we anticipate. In addition, our potential competitors may establish cooperative relationships with larger companies to gain access to greater R&D or marketing resources. Competition may result in price reductions, reduced gross margins and loss of market share.

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

Our Common Stock has been listed on the NYSE American exchange since February 2011. The rules of NYSE American provide that shares be delisted from trading in the event the financial condition and/or operating results of the Company appear to be unsatisfactory, the extent of public distribution or the aggregate market value of the Common Stock has become so reduced as to make further dealings on the NYSE American inadvisable, the Company has sold or otherwise disposed of its principal operating assets, or has ceased to be an operating company, or the Company has failed to comply with its listing agreements with the NYSE American. For example, the NYSE American may consider suspending trading in, or removing the listing of, securities of an issuer that has stockholders’ equity of less than (i) $2.0 million if such issuer has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years, (ii) $4.0 million if such issuer has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years, and (iii) $6.0 million if such issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. As of December 31, 2021 and 2020, Navidea had stockholders’ equity of approximately $625,000 and $2.0 million, respectively.

On January 28, 2022, we received a deficiency letter from the NYSE American LLC stating that Navidea was not in compliance with a certain NYSE American continued listing standard relating to stockholders’ equity. Specifically, the deficiency letter stated that we are not in compliance with Section 1003(a)(iii) of the NYSE American Company Guide, which requires an issuer to have stockholders’ equity of $6.0 million or more if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years. The deficiency letter noted that we had stockholders’ equity of $4.1 million as of September 30, 2021, and reported net losses from continuing operations in our five most recent fiscal years ended December 31, 2020.

We submitted a plan to the NYSE American on February 28, 2022 advising of actions we have taken or will take to regain compliance with the continued listing standards by July 28, 2023. If our plan is not accepted, or if we do not make progress consistent with the plan, or if we otherwise fail to regain compliance by the deadline, the NYSE American may commence delisting procedures. There is no assurance that we will meet the continued listing standard.

Our common stock will continue to be listed on the NYSE American while we attempt to regain compliance with the listing standard noted, subject to our compliance with other continued listing requirements. Our common stock will continue to trade under the symbol “NAVB,” but will have an added designation of “.BC” to indicate that we are not in compliance with the NYSE American’s listing standards. The NYSE American notification does not affect our business operations or our SEC reporting requirements and does not conflict with or cause an event of default under any of our material agreements.

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

Our Common Stock traded as low as $0.72 per share and as high as $2.65 per share during the 12-month period ended February 28, 2022.

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

During the 12-month period beginning on March 1, 2021 and ending on February 28, 2022, the average daily trading volume for our Common Stock on the NYSE American was approximately 117,000 shares. However, this trading volume may not be consistently maintained in the future. If the trading volume for our Common Stock decreases, there could be a relatively limited market for our Common Stock and the share price of our Common Stock would be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the market’s perception of our business and announcements made by us, our competitors or parties with whom we have business relationships. There may also be fewer institutional investors willing to hold or acquire our Common Stock. Such a lack of liquidity in our Common Stock may make it difficult for us to issue additional securities for financing or other purposes or to otherwise arrange for any financing that we may need in the future.

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

We have paid no cash dividends on any of our Common Stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, with respect to our Common Stock, we do not expect to pay any cash dividends in the foreseeable future, and payment of cash dividends, if any, will also depend on our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our Board of Directors. Furthermore, we are subject to various laws and regulations that may restrict our ability to pay dividends and we may not pay dividends on our Common Stock without the consent of a majority of the holders of the outstanding Series E Preferred Stock. We may also in the future become subject to contractual restrictions on, or prohibitions against, the payment of dividends. Due to our intent to retain any future earnings rather than pay cash dividends on our Common Stock and applicable laws, regulations and contractual obligations that may restrict our ability to pay dividends on our Common Stock, the success of your investment in our Common Stock will likely depend entirely upon any future appreciation and there is no guarantee that our Common Stock will appreciate in value.

Our future ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset a portion of future taxable income, if any, subject to expiration of such carryforwards in the case of carryforwards generated prior to 2018. Additionally, we continue to generate business tax credits, including research and development tax credits, which generally may be carried forward to offset a portion of future taxable income, if any, subject to expiration of such credit carryforwards. Under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards (“NOLs”), and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. The Company completed a Section 382 analysis through December 31, 2021 and believes that a Section 382 ownership change has not occurred. However, we may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income, our ability to use our pre-change NOLs or other pre-change tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. Additionally, for taxable years beginning after December 31, 2017, the deductibility of such U.S. federal net operating losses is limited to 80% of our taxable income in any future taxable year. There is a risk that due to changes under the Tax Cuts and Jobs Act, regulatory changes, or other unforeseen reasons, our existing NOLs or business tax credits could expire or otherwise be unavailable to offset future income tax liabilities. At the state level, there may also be periods during which the use of NOLs or business tax credits is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs or tax credits, even if we attain profitability.

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

The FDA and comparable agencies in other jurisdictions directly regulate many critical activities of life science, technology, and healthcare industries, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting, and product risk management. In both domestic and foreign markets, sales of products depend in part on the availability and amount of reimbursement by third-party payors, including governments and private health plans. Governments may regulate coverage, reimbursement, and pricing of products to control cost or affect utilization of products. Private health plans may also seek to manage cost and utilization by implementing coverage and reimbursement limitations. Substantial uncertainty exists regarding the reimbursement by third-party payors of newly approved healthcare products. The U.S. and foreign governments regularly consider reform measures that affect healthcare coverage and costs. Such reforms may include changes to the coverage and reimbursement of healthcare services and products. In particular, there have been recent judicial and Congressional challenges to the Patient Protection and Affordable Care Act (“PPACA”), which could have an impact on coverage and reimbursement for healthcare services covered by plans authorized by the PPACA, and we expect there will be additional challenges and amendments to the PPACA in the future.

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

Item 3. Legal Proceedings

See Note 12 to the accompanying consolidated financial statements.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock trades on the NYSE American exchange under the trading symbol “NAVB.” As of March 18, 2022, we had 381 holders of Common Stock of record. There were no repurchases of our Common Stock during the year ended December 31, 2021.

Stock Performance Graph

The following graph compares the cumulative total return on a $100 investment in each of the Common Stock of the Company, the Russell 3000, and the NASDAQ Biotechnology Index for the period from December 31, 2016 through December 31, 2021. This graph assumes an investment in the Company’s Common Stock and the indices of $100 on December 31, 2016 and that any dividends were reinvested.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*

Among Navidea Biopharmaceuticals, the Russell 3000 Index, and the NASDAQ Biotechnology Index

*         $100 invested on 12/31/2016 in stock or index, including reinvestment of dividends.

	Cumulative Total Return as of December 31,
	2016	2017	2018	2019	2020	2021
Navidea Biopharmaceuticals	$100.00	$56.25	$15.63	$9.84	$16.80	$7.81
Russell 3000	100.00	118.85	110.54	142.09	168.04	209.36
NASDAQ Biotechnology	100.00	121.06	109.77	136.56	171.64	170.55

Dividend Policy

We did not declare or pay any dividends and we do not currently intend to pay dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the foreseeable future, to finance the growth and development of our business.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with our Consolidated Financial Statements and the Notes related to those statements, as well as the other financial information included in this Form 10-K. Some of our discussion is forward-looking and involves risks and uncertainties. For information regarding risk factors that could have a material adverse effect on our business and future results, refer to Item 1A of this Form 10-K, “Risk Factors.”

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

In the near term, the Company intends to continue to develop our additional imaging product candidates into advanced clinical testing, as well as working to extend the regulatory approvals for use of the Tc99m tilmanocept product. We will also be evaluating potential funding and other resources required for continued development, regulatory approval and commercialization of any Manocept platform product candidates that we identify for further development, and potential options for advancing development.

Outlook

Our operating expenses in recent years have been focused primarily on support of both diagnostic and therapeutic applications of our Manocept platform, and Tc99m tilmanocept. We incurred approximately $5.1 million and $4.9 million in total on R&D activities during the years ended December 31, 2021 and 2020, respectively. Of the total amounts we spent on R&D during those periods, excluding costs related to our internal R&D headcount and our general and administrative staff which we do not currently allocate among the various development programs that we have underway, we incurred out-of-pocket charges by program as follows:

Development Program (a)	2021	2020
Manocept Platform – Diagnostics (b)	$2,620,057	$3,008,463
Manocept Platform – Therapeutics	653,733	337,278
Tc99m Tilmanocept (b)	136,941	57,456

(a)	Certain development program expenditures were offset by grant reimbursement revenues totaling $88,000 and $696,000 during the years ended December 31, 2021 and 2020, respectively.
(b)	Certain 2020 amounts have been reclassified from Tc99m Tilmanocept to Manocept Platform – Diagnostics to conform to the 2021 presentation.

We expect to continue the advancement of our efforts with our Manocept platform during 2022. We currently expect our total research and development expenses, including both out-of-pocket charges as well as internal headcount and support costs, to be higher in 2022 than in 2021. However, the ongoing global COVID-19 pandemic has impacted the global economy and may impact our operations, including the potential interruption of our clinical trial activities and our supply chain. For example, the COVID-19 outbreak delayed enrollment in our NAV3-32 clinical study in the United Kingdom due to national COVID-19-related shutdowns. In addition, the regulatory approval process in India was delayed by the impact of COVID-19 in that country. The COVID-19 pandemic may delay enrollment in our future clinical trials due to prioritization of hospital resources toward the outbreak, and some patients may be unwilling to enroll in our future trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results. The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver clinical drug supplies on a timely basis or at all. In addition, hospitals may reduce staffing and reduce or postpone certain treatments in response to the spread of an infectious disease. Such events may result in a period of business disruption, and in reduced operations, or doctors and medical providers may be unwilling to participate in our clinical trials, any of which could materially affect our business, financial condition and results of operations.

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

Years Ended December 31, 2021 and 2020

Royalty Revenue. During 2020, we recognized royalty revenue of $8,000 related to our license agreement with SpePharm in Europe. No royalty revenue was recorded during 2021. The decrease in royalty revenue was due to termination of our license agreement with SpePharm in May 2020.

License Revenue. During 2021 and 2020, we recognized license revenue of $46,000 and $111,000, respectively, related to net transitional sales from SpePharm in Europe. The decrease in license revenue was due to the cessation of active marketing of Tc99m tilmanocept in Europe following the termination of our license agreement with SpePharm in May 2020.

Grant and Other Revenue. During 2021, we recognized $486,000 of grant and other revenue compared to $796,000 in 2020. Grant revenue of $88,000 and $696,000 during 2021 and 2020, respectively, was primarily related to SBIR grants from the NIH supporting Manocept development. Other revenue during 2021 included $298,000 from LikeMinds for the partial recovery of debts previously written off in 2015 and $100,000 from Cardinal Health 414 for reimbursement of certain research and development costs. Other revenue for 2020 included $100,000 from Alseres for the partial recovery of debts previously written off in 2015.

Research and Development Expenses. R&D expenses increased $212,000, or 4%, to $5.1 million during 2021 from $4.9 million during 2020. The increase was primarily due to increased regulatory consulting expenses of $101,000, increased employee compensation including incentive-based awards of $82,000, increased travel costs of $30,000, increased recruiting fees of $28,000 and increased general office expenses of $19,000. These increases were coupled with net increases in drug project expenses related to (i) increased therapeutics development costs of $316,000, including increased preclinical and clinical development costs; and (ii) increased Tc99m tilmanocept development costs of $79,000, primarily European regulatory consulting expenses; offset by (iii) decreased Manocept diagnostic development costs of $388,000 including decreased license fees and manufacturing-related activities offset by increased clinical trial costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $755,000, or 11%, to $7.5 million during 2021 from $6.7 million during 2020. The net increase was primarily due to separation expenses of $969,000 related to the resignation of our former Chief Executive Officer, increased consulting services of $413,000 related to European distribution of Tc99m tilmanocept, increased director fees of $189,000 related to additional board members and increased board compensation rates, increased insurance costs of $176,000, losses on the abandonment of certain intellectual property of $93,000, recruiting fees of $75,000 related to our search for a new Chief Executive Officer, increased travel expenses of $52,000 and increased general office expenses of $34,000 primarily related to technology upgrades, offset by decreased legal and professional services of $580,000, and decreased employee compensation including incentive-based awards of $471,000, decreased investor relations costs of $133,000, decreased EMA and other annual registration fees of $30,000, decreased facilities costs of $27,000 and decreased franchise taxes of $13,000.

Other Income (Expense). Other income, net, was $346,000 during 2021 compared to other expense, net, of $11,000 during 2020. During 2021, we recognized a gain on extinguishment of debt of $366,000 resulting from forgiveness of our PPP loan. During 2021 and 2020, we recognized interest income of $3,000 and $18,000, respectively. During 2021 and 2020, we recorded interest expense of $9,000 and $7,000, respectively.

Liquidity and Capital Resources

Cash balances increased to $4.2 million as of December 31, 2021 from $2.7 million as of December 31, 2020. The net increase was primarily due to net proceeds from issuance of preferred stock of $12.6 million, offset by cash used to fund our operations of $10.2 million, payments on notes payable of $492,000 and patent and trademark costs of $304,000.

Operating Activities. Cash used in operations was $10.2 million during 2021 compared to $8.2 million cash used in operations during 2020.

Stock subscriptions and other receivables decreased $2.9 million to $93,000 as of December 31, 2021 from $3.0 million as of December 31, 2020, primarily due to decreased preferred stock subscriptions of $2.9 million and decreased amounts receivable for transitional sales revenue from SpePharm of $58,000, offset by increased amounts receivable from related parties for reimbursement of legal fees of $90,000.

Inventory decreased $19,000 to $151,000 as of December 31, 2021 from $170,000 as of December 31, 2020, primarily due to materials allocated to manufacturing process development of $28,000 offset by increased finished goods inventory of $13,000 due to finished goods cost adjustments.

Prepaid expenses and other current assets increased $207,000 to $908,000 as of December 31, 2021 from $701,000 as of December 31, 2020. The increase was primarily due to a net increase in prepaid insurance of $160,000, an upfront contract payment of $56,000 related to a clinical study and an upfront contract payment of $23,000 related to manufacturing process development, offset by the return of a retainer for legal services of $30,000.

Accounts payable increased $260,000 to $1.4 million as of December 31, 2021 from $1.2 million as of December 31, 2020, primarily driven by net increased payables due for Manocept development costs, manufacturing-related activities, therapeutics development costs and investor relations costs, offset by net decreased payables due for Navidea Europe costs and legal and professional services. Accrued liabilities and other current liabilities increased $636,000 to $3.1 million as of December 31, 2021 from $2.5 million as of December 31, 2020. Increased accruals related to the separation of our former Chief Executive Officer, Manocept development costs, employee benefits and Navidea Europe were offset by decreased accruals for incentive-based compensation and legal and professional services. Our payable and accrual balances will continue to fluctuate, with planned increases in development activity related to the Manocept platform offset by decreased legal fees as we continue to work to resolve our legal disputes.

Investing Activities. Investing activities used $329,000 during 2021 compared to $413,000 used during 2020. Patent and trademark costs used $304,000 and purchases of property and equipment used $25,000 during 2021. Patent and trademark costs used $278,000 and purchases of property and equipment used $136,000 during 2020.

Financing Activities. Financing activities provided $12.1 million during 2021 compared to $10.2 million provided during 2020. The $12.1 million provided by financing activities in 2021 consisted primarily of proceeds from issuance of preferred stock of $12.7 million, offset by principal payments on financed insurance premiums of $492,000, payment of preferred stock issuance costs of $70,000 and payment of tax withholdings related to stock-based compensation of $17,000. The $10.2 million provided by financing activities during 2020 consisted primarily of proceeds from the issuance of preferred stock of $6.0 million, proceeds from the issuance of Common Stock of $4.4 million, and proceeds from notes payable of $366,000, offset by principal payments on financed insurance premiums of $369,000, payment of Common Stock issuance costs of $150,000 and payment of preferred stock issuance costs of $55,000.

Paycheck Protection Program Loan

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. Among the provisions contained in the CARES Act was the creation of the Payroll Protection Program (“PPP”) that provides for Small Business Administration (“SBA”) Section 7(a) loans for qualified small businesses. PPP loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. On May 18, 2020, Fifth Third Bank (the “Lender”) funded a PPP loan to the Company in the amount of $366,000 (the “PPP Loan”). In accordance with the loan forgiveness requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs, rent and utilities. On February 23, 2021, the Lender notified the Company that the entire PPP Loan amount of $366,000 had been forgiven. See Notes 2 and 10 to the accompanying consolidated financial statements.

Registered Offering

On February 14, 2020, we executed an agreement with an investor to purchase approximately 1.6 million shares of our Common Stock at a price of $0.85 per share for aggregate gross proceeds to Navidea of $1.4 million. The offering was made pursuant to our shelf registration statement on Form S‑3 (Registration No. 333-222092), which was declared effective by the SEC on December 27, 2017, including the prospectus contained therein, as well as a prospectus supplement filed with the SEC on February 18, 2020. See Notes 2 and 13 to the accompanying consolidated financial statements.

Private Placements

On February 13, 2020, we executed a stock purchase agreement with John K. Scott, Jr. to purchase approximately 2.4 million shares of Common Stock for aggregate gross proceeds of approximately $2.0 million. A registration statement on Form S-3 (Registration No. 333-248404) covering the resale of the shares of Common Stock issued to Mr. Scott was declared effective by the SEC on September 16, 2020. See Notes 2 and 13 to the accompanying consolidated financial statements.

On August 30, 2020, the Company entered into a Common Stock Purchase Agreement with the Investors named therein, pursuant to which the Investors agreed to purchase from the Company up to $25.0 million in shares of the Company’s Common Stock. To date, we have received only $25,000 of the $5.0 million that was owed under the Common Stock Purchase Agreement. We are continuing to evaluate our rights and remedies under that agreement. Effective December 14, 2021, Navidea terminated the Common Stock Purchase Agreement. See Notes 2 and 13 to the accompanying consolidated financial statements.

Series C Preferred Stock

On May 6, 2020, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent with Keystone Capital Partners, LLC (“Keystone”) pursuant to which the Company agreed to issue to Keystone 420,000 shares of newly-designated Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”) for an aggregate purchase price of $4.2 million. All $4.2 million were received and the related Series C Preferred Stock was issued during the second and third quarters of 2020. The 420,000 shares of Series C Preferred Stock were subsequently converted into 1,425,076 shares of Common Stock. See Notes 2 and 14 to the accompanying consolidated financial statements.

Series D Preferred Stock

On August 31, 2020, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent (the “Series D Preferred Stock Purchase Agreement”) with Keystone pursuant to which the Company agreed to issue to Keystone 150,000 shares of newly-designated Series D Redeemable Convertible Preferred Stock (the “Series D Preferred Stock”) for an aggregate purchase price of $15.0 million. Pursuant to the Series D Preferred Stock Purchase Agreement, Keystone agreed to purchase Series D Preferred Stock in amounts to be determined by Keystone in one or more closings before the end of the nine-month period following the date when the Company’s prospectus supplement to its existing registration statement on Form S-3 was filed with the SEC. Through July 7, 2021, Keystone purchased 72,500 shares of Series D Preferred Stock pursuant to the Series D Preferred Stock Purchase Agreement for an aggregate purchase price of $7.25 million, leaving a remaining balance of 77,500 shares of Series D Preferred Stock. On July 8, 2021 (the “Amendment Effective Date”), the Company entered into an Amendment to Stock Purchase Agreement and Letter of Investment Intent (the “Series D Amendment”) with Keystone pursuant to which Keystone purchased 22,077 shares of Series D Preferred Stock for an aggregate purchase price of approximately $2.2 million. After purchasing the 22,077 shares, Keystone has no further right or obligation to purchase shares of Series D Preferred Stock. Including the purchases pursuant to the Series D Amendment, Keystone’s purchases of Series D Preferred Stock pursuant to the Series D Purchase Agreement during the year ended December 31, 2021 totaled 76,827 shares of Series D Preferred Stock for an aggregate purchase price of approximately $7.7 million. The Series D Preferred Stock is convertible into a maximum of 5,147,000 shares of Common Stock. See Notes 2 and 13 to the accompanying consolidated financial statements.

Series E Preferred Stock

On March 2, 2021, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent with an existing accredited investor, John K. Scott, Jr., pursuant to which the Company issued to Mr. Scott in a private placement transaction 50,000 shares of newly-designated Series E Redeemable Convertible Preferred Stock (the “Series E Preferred Stock”) for an aggregate purchase price of $5.0 million. On January 31, 2022, pursuant to the Certificate of Designations of the Series E Redeemable Convertible Preferred Stock dated March 2, 2021, the holder of the Series E Preferred Stock, John K. Scott, Jr., notified the Company that he was exercising his option to extend the Conversion Deadline (as defined therein) for an additional period of six months. The Series E Preferred Stock is convertible into a maximum of 2,173,913 shares of Common Stock. See Notes 2 and 13 to the accompanying consolidated financial statements.

Jubilant Memorandum of Understanding

On August 9, 2020, the Company entered into a binding memorandum of understanding (“MOU”) with Jubilant Draximage Inc., dba Jubilant Radiopharma, Radiopharmaceuticals Division (“Jubilant”). The MOU outlines the terms and framework for a potential Exclusive License and Distribution Agreement (“ELDA”) for Navidea’s Tc99m-Tilmanocept Rheumatoid Arthritis diagnostic application in the United States, Canada, Mexico, and Latin America. In connection with the MOU, the Company entered into a Stock Purchase Agreement with Jubilant, pursuant to which Jubilant purchased $1.0 million in shares of the Company’s Common Stock in exchange for exclusivity of negotiations while due diligence efforts are completed.

The execution of the ELDA is subject to certain conditions, including negotiation of a definitive agreement in mutually acceptable form and Jubilant’s completion of its due diligence. See Notes 2 and 13 to the accompanying consolidated financial statements.

Material Commitments

Latkin Separation Agreement. On November 23, 2021, Jed A. Latkin signed a Separation Agreement and General Release (the “Separation Agreement”) in connection with his resignation from his positions as Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, and as a director, on October 24, 2021 (the “Separation Date”). Pursuant to the Separation Agreement, among other things, the Company agreed to the continued payment of Mr. Latkin’s base salary of $490,000, less all relevant taxes and other withholdings, on the following basis: (i) for 12 months, 100% of his base salary, minus an aggregate $24,000 deducted monthly pro rata for reimbursement of Mr. Latkin’s attorney fees which were paid by the Company, and (ii) for 10 months following the expiration of the first 12-month period, 50% of his base salary. As of December 31, 2021, there were approximately $633,000 of payments remaining under the Separation Agreement.

Financed Insurance Premiums. In November 2021, the Company prepaid $566,000 of insurance premiums through the issuance of a note payable to IPFS Corporation with an interest rate of 4.36%. The note is payable in five monthly installments of approximately $114,000, with the final payment due in April 2022. As of December 31, 2021, there were approximately $458,000 of payments remaining on the note.

Clinical Research Agreements. We have agreements in place with multiple clinical trial sites for conduct of our clinical studies, as well as with several contract research organizations for clinical trial-related services such as image and data management, monitoring, and statistical services. As of December 31, 2021, there were approximately $496,000 of payments currently due related to clinical research agreements.

UCSD License Agreements. Under our license agreements with UCSD, we have exclusive world-wide rights to all diagnostic and therapeutic uses of tilmanocept, other than Tc99m tilmanocept used in lymphatic mapping in the United States, Canada and Mexico which rights are licensed to Cardinal Health. The UCSD license agreements include obligations for payments related to license fees, milestones, and royalties. As of December 31, 2021, the Company has accrued approximately $1.6 million of payments related to the UCSD license agreements for which we have not yet been invoiced.

CRG Litigation

See Notes 2 and 12 to the accompanying condensed consolidated financial statements.

Platinum Litigation

See Notes 2 and 12 to the accompanying consolidated financial statements.

Goldberg Agreement and Litigation

See Notes 2 and 12 to the accompanying consolidated financial statements.

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

We plan to focus our resources during 2022 on development of products based on the Manocept platform. Although management believes that it will be able to achieve this objective, it is subject to a number of variables beyond our control, including the nature and timing of any partnering opportunities, the ability to modify contractual commitments made in connection with these programs, and the timing and expense associated with suspension or alteration of clinical trials, and consequently we may need to seek additional financing in order to support our planned development programs.

We will continue to evaluate our timelines, strategic needs, and balance sheet requirements. If we attempt to raise additional capital through debt, royalty, equity or otherwise, we may not be successful in doing so on terms acceptable to the Company, if at all. Although on February 14, 2022 we filed a registration statement with the Securities and Exchange Commission to register the sale of up to $35 million of Company Common Stock pursuant to a rights offering, the terms and timing of such rights offering have not yet been determined by the Company and there is no assurance that such rights offering will occur Further, we may not be able to gain access and/or be able to secure new sources of funding, identify new development opportunities, successfully obtain regulatory approval for and commercialize new products, achieve significant product revenues from our products, or achieve or sustain profitability in the future.

The Company is currently engaged in litigation with Dr. Goldberg and CRG. While the Company believes that the ultimate resolution of these matters will not have a material impact on the Company's financial statements, the outcome of litigation is inherently uncertain and the final resolution of these matters may result in expense to the Company in excess of management's expectations.

In addition, the Company has experienced recurring net losses and has used significant cash to fund its operations. The COVID-19 pandemic may negatively impact the Company’s operations, including possible effects on its financial condition, ability to access the capital markets on attractive terms or at all, liquidity, operations, suppliers, industry, and workforce. We do not believe there has been a significant impact to the Company’s clinical development and regulatory timelines resulting from the ongoing COVID-19 global pandemic. However, the COVID-19 outbreak delayed enrollment in our NAV3-32 clinical study in the United Kingdom due to national COVID-19-related shutdowns. In addition, the regulatory approval process in India has been delayed by the impact of COVID-19 in that country. The COVID-19 pandemic has adversely affected economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations, including our ability to obtain additional funding, if needed. The Company will continue to evaluate the impact that the COVID-19 pandemic could have on the operations, financial position, and the results of operations and cash flows during fiscal year 2022 and beyond.

The Company has experienced recurring net losses and has used significant cash to fund its operations. The Company has considerable discretion over the extent of development project expenditures and has the ability to curtail the related cash flows as needed. The Company also has funds remaining under outstanding grant awards, and continues working to establish new sources of funding, including collaborations, potential equity investments, and additional grant funding that can augment the balance sheet. However, based on our current working capital and our projected cash burn, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the filing of this Annual Report on Form 10-K. No adjustments have been made to the accompanying condensed consolidated financial statements as a result of this uncertainty. See Note 2 to the accompanying consolidated financial statements and Item 1A – “Risk Factors.”

As of December 31, 2021, we had no off-balance sheet arrangements.

Recent Accounting Standards

See Notes 1(m) and 1(o) to the accompanying consolidated financial statements.

Critical Accounting Policies

Revenue Recognition. We currently generate revenue from a grant to support a product development initiative. We generally recognize grant revenue when expenses reimbursable under the grant have been paid and payments under the grant become contractually due.

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

Series C, Series D and Series E Convertible Preferred Stock. The Company evaluated the provisions of the Series C, Series D and Series E Preferred Stock under Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, ASC 815, Derivatives and Hedging, ASC 470, Debt, and Accounting Series Release (“ASR”) 268, Presentation in Financial Statements of “Redeemable Preferred Stocks.” Based on this evaluation, the Company determined that the Series C, Series D and Series E Preferred Stock are not mandatorily redeemable financial instruments and any obligation to issue a variable number of shares of Common Stock is not unconditional. Accordingly, the Series C, Series D and Series E Preferred Stock should be classified as equity. Neither the embedded conversion option nor the embedded call option meet the criteria to be separated from the Series C, Series D or Series E Preferred stock and thus these features should not be bifurcated and accounted for as derivatives. Additionally, the Series C and Series D Preferred Stock contain a beneficial conversion feature (“BCF”). Prior to the January 1, 2021 adoption of Accounting Standards Update (“ASU”) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, the BCF resulted in an increase to additional paid-in capital and a discount on the Series C and Series D Preferred Stock. The discounts on the Series C and Series D Preferred Stock were considered to be fully amortized at the date of issuance because the Series C and Series D Preferred Stock are immediately convertible, resulting in a deemed dividend at the date of issuance for the amount of the BCF. Following adoption of ASU 2020-06, no BCF is recorded in the consolidated financial statements. Finally, the Company determined that the conversion features of the Series C Preferred Stock could result in the Company being required to redeem a portion of the shares converted, thus the Series C Preferred Stock should be classified in mezzanine equity. Conversely, the Company determined that the Series D and Series E Preferred Stock do not contain conversion features that could result in the Company being required to redeem a portion of the shares converted, thus the Series D and Series E Preferred Stock should not be classified in mezzanine equity.

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

Critical Estimates

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

Contingent Liabilities. We are subject to legal proceedings and claims that arise in the normal course of business. In accordance with ASC Topic 450, Contingencies, we accrue for contingent liabilities when management determines it is probable that a liability has been incurred and the amount can be reasonably estimated. This determination requires significant judgment by management. As of the date of the filing of this Annual Report on Form 10-K, we are engaged in separate matters of ongoing litigation with Capital Royalty Partners II, L.P. and our former President and Chief Executive Officer, Dr. Michael Goldberg.

In assessing whether we should accrue a liability in our financial statements as a result of the lawsuits, we considered various factors, including the legal and factual circumstances of the cases, the trial records and post-trial rulings of the applicable courts and appellate courts, the current status of the proceedings, applicable law and the views of legal counsel. We have concluded that a loss from these cases is not probable and reasonably estimable and, therefore, a liability has not been recorded with respect to these cases as of December 31, 2021. While we believe that the ultimate resolution of these matters will not have a material impact on our financial statements, the outcome of litigation is inherently uncertain and the final resolution of these matters may result in expense to us in excess of management's expectations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, and the related notes, together with the report of Marcum LLP dated March 28, 2022, are set forth at pages F-1 through F-32 attached hereto and incorporated herein by reference.

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

Under the supervision and with the participation of our management, including our Executive Leadership Committee which consists of our Chief Medical Officer, Vice President of Operations and Vice President of Finance and Administration, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2021, and concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based upon the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment we concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Set forth below are the names and committee assignments of the persons who constitute our Board of Directors.

Name	Age	Committee(s)
Amit Bhalla	47	Audit
Alexander L. Cappello	66	Audit; Compensation, Nominating and Governance
John K. Scott, Jr.	67	Compensation, Nominating and Governance
Malcolm G. Witter	68	Audit (Chair); Compensation, Nominating and Governance (Chair)

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

Directors whose terms continue until the 2022 Annual Meeting:

Amit Bhalla has served as a director of Navidea since May 2021. Mr. Bhalla has served as the Chief Financial Officer of Infinity BiologiX, LLC since November 2020. From 2015 to 2020, he served as Senior Healthcare Analyst for Lord, Abbett & Co as well as Investment Council Member for Lord, Abbett’s Healthcare Fund. Prior to that, Mr. Bhalla served in various roles including Vice President-Global Strategy & Development for Becton, Dickinson and Company, Director-Equity Research-Life Science Tools/Medical Technology for Citi, Vice President-Equity Research-Emerging Medical Technology and Analyst-Equity Research-Specialty Pharmaceuticals for Morgan Stanley, and Associate-Technical Operations/Research & Development for Johnson & Johnson’s Ortho-McNeil Pharmaceutical. Mr. Bhalla received his B.S. in biology from Cornell University and his M.B.A. from Tepper School of Business at Carnegie Mellon University.

Alexander L. Cappello has served as a director of Navidea since July 2021. Mr. Cappello has led several public and private companies over the past 48 years, including Cappello Global, LLC, a global investment bank, whose principals have transacted business in over 55 countries. He is also a director of The Cheesecake Factory Incorporated (Nasdaq), lead director of Virco Manufacturing Corporation (Nasdaq), lead director of The Agnew Companies and Caldera Medical Corp. Mr. Cappello is a director of RAND Corporation’s Center for Middle East Public Policy, the Center for Global Risk and Security, and the RAND-Russia Forum. Mr. Cappello is a former Chairman of Intelligent Energy, PLC (LSE), Inter-Tel (Nasdaq), and Geothermal Resources Intl. (AMEX), and a former director of Nano Financial Holdings and California Republic Bank. He is also a former advisor to the board of Gusmer Enterprises and former trustee of University of Southern California, and trustee and chairman of the investment committee of City of Hope. Mr. Cappello received a B.S. in management and finance from the Marshall School of Business at the University of Southern California.

Director whose term continues until the 2023 Annual Meeting:

John K. Scott, Jr. has served as a director of Navidea since July 2021. Mr. Scott has served as the owner and manager of PCS, Inc. since 1997, where he is responsible for directing the acquisition, financing, sales and operations for land entitlement and development for privately owned condominium, apartment, hotel, single family and retail projects in California, Colorado and Texas. He has also served as the general partner of NJD, Ltd., a Texas limited partnership, since 1997 and as the managing member of Merging Interests, Inc. since 1980. Mr. Scott also has extensive experience in conducting due diligence, feasibility studies, financial analysis, cost estimates and transaction negotiations for the purchase, lease, development, marketing and sale of projects and properties. Mr. Scott earned a B.S. in agricultural economics with an emphasis on construction management and real estate from the University of Wisconsin.

Director whose term continues until the 2024 Annual Meeting:

Malcolm G. Witter has served as a director of Navidea since December 2020. Mr. Witter has over 40 years of operational and investment leadership experience, serving as investment banker, Chief Financial Officer, and advisor to many companies and private organizations. From 2016 to 2021, he served as the Corporate Development Regional Manager for USI Insurance Services (“USI”) where he was responsible for acquiring independent insurance agencies. From 2010 to 2016, Mr. Witter was Business Development Manager for Kibble & Prentice, Inc., a USI company. Prior to USI, Mr. Witter held roles at multiple financial institutions including Kibble & Prentice Financial, Compass Capital Fund Management, Bear, Stearns & Co., and Dean Witter Reynolds. Mr. Witter is a director of the Dean Witter Foundation and an Advisor to American Research Capital. Mr. Witter received his M.B.A. from the Stanford Graduate School of Business.

Information About our Executive Officers

The following individuals are executive officers of Navidea and serve in the positions indicated below:

Name	Age	Position
Michael S. Rosol, Ph.D.	53	Chief Medical Officer
Michel Mikhail, Ph.D.	67	Chief Regulatory Officer
Erika L. Eves	52	Vice President, Finance and Administration

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

Michel Mikhail, Ph.D. has served as Chief Regulatory Officer of Navidea since October 2021. Dr. Mikhail has more than 30 years of experience in the pharmaceutical industry and a track record of achievement in R&D and international regulatory affairs at large multinational research-based pharmaceutical companies. Prior to joining Navidea, Dr. Mikhail worked in global regulatory consulting for various pharmaceutical and biotech companies from January 2016 through September 2021. Before acting as a consultant, Dr. Mikhail served in senior regulatory executive roles at BioNTech AG, Fresenius Kabi, Ranbaxy Europe Ltd. (now SunPharma), Pharmacia & Upjohn (now Pfizer), Knoll AG (now Abbvie), SmithKline Beecham (now GlaxoSmithKline), and Boehringer Ingelheim. Dr. Mikhail is a global expert in Regulatory Affairs dealing with the U.S. Food and Drug Administration (“US-FDA”), the European Medicines Agency (“EU-EMA”) as well as national agencies in Europe, Japan’s Pharmaceuticals and Medical Devices Agency, China’s National Medical Products Administration, among other regulatory agencies worldwide. Dr. Mikhail holds a Ph.D. from the University of Paris and a D.V.M. from the University of Hannover.

Erika L. Eves has served as Vice President, Finance and Administration of Navidea since November 2020. Ms. Eves has served the Company in several roles of increasing responsibility beginning in March 1992, including Accounting Clerk, Staff Accountant, Senior Accountant, Controller and Director of Finance and Administration. In addition to directing the financial operations of the Company, she is responsible for internal and external financial reporting including all SEC filings, maintaining a system of internal controls, and managing banking and vendor relationships. Ms. Eves earned a B.S.B.A. in Accounting from The Ohio State University and is a Certified Public Accountant.

Delinquent Section 16 Filings

Section 16(a) of the Exchange Act requires our officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of our securities with the SEC. Copies of the reports are required by SEC regulation to be furnished to us. Based on our review of these reports and written representations from reporting persons, we believe that all reporting persons complied with all filing requirements during the fiscal year ended December 31, 2021, except for: (i) former directors Claudine Bruck, Ph.D., Thomas F. Farb, S. Kathryn Rouan, Ph.D. and Agnieszka Winkler, who each had one late Form 4 filing related to stock issued in partial payment of director fees, (ii) Messrs. Cappello, Scott and Witter, who each had one late Form 4 filing related to stock issued in partial payment of director fees, (iii) Mr. Bhalla, who had two late Form 4 filings related to stock issued in partial payment of director fees, (iv) Dr. Mikhail, who had one late Form 4 filing related to a stock option award and (v) Mr. Farb and Ms. Winkler, who each had one late Form 3 filing due to delays in obtaining SEC filer codes.

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

Board of Directors Meetings

Our Board of Directors held a total of 29 meetings in the fiscal year ended December 31, 2021, and each of the directors attended at least 75 percent of the aggregate number of meetings of the Board of Directors and committees (if any) on which he or she served. It is our policy that all directors attend the Annual Meeting of Stockholders. However, conflicts and unforeseen events may prevent the attendance of a director, or directors. Due to the public health impact of the ongoing COVID-19 pandemic, the 2021 Annual Meeting of Stockholders was held as a virtual meeting. All then-current members of our Board of Directors attended the 2021 Annual Meeting of Stockholders either in person or via webcast.

The Board of Directors maintains the following committees to assist it in its oversight responsibilities. The current membership of each committee is indicated in the list of directors set forth under “Board of Directors” above.

Audit Committee

The Audit Committee of the Board of Directors selects our independent registered public accounting firm with whom the Audit Committee reviews the scope of audit and non-audit assignments and related fees, the accounting principles that we use in financial reporting, and the adequacy of our internal control procedures. The current members of our Audit Committee are Malcolm G. Witter (Chair), Amit Bhalla and Alexander L. Cappello, each of whom is “independent” under Section 803A of the NYSE American Company Guide, and each of whom meets the requirements of an “audit committee financial expert” as set forth in Section 407(d)(5) of Regulation S-K promulgated by the SEC. The Audit Committee held four meetings in the fiscal year ended December 31, 2021. The Board of Directors adopted a written Amended and Restated Audit Committee Charter on April 30, 2004. A copy of the Amended and Restated Audit Committee Charter is posted on the Company’s website at www.navidea.com.

Compensation, Nominating and Governance Committee

The CNG Committee of the Board of Directors discharges the Board’s responsibilities relating to the compensation of the Company's directors, executive officers and associates, identifies and recommends to the Board of Directors nominees for election to the Board, and assists the Board in the implementation of sound corporate governance principles and practices. With respect to its compensation functions, the CNG Committee evaluates and approves executive officer compensation and reviews and makes recommendations to the Board with respect to director compensation, including incentive or equity-based compensation plans; reviews and evaluates any discussion and analysis of executive officer and director compensation included in the Company’s annual report or proxy statement, and prepares and approves any report on executive officer and director compensation for inclusion in the Company’s annual report or proxy statement required by applicable rules and regulations; and monitors and evaluates, at the Committee’s discretion, matters relating to the compensation and benefits structure of the Company and such other domestic and foreign subsidiaries or affiliates, as it deems appropriate. The members of our CNG Committee are Malcolm G. Witter (Chair), Alexander L. Cappello and John K. Scott, Jr. The CNG Committee held 11 meetings in the fiscal year ended December 31, 2021. The Board of Directors adopted a written Compensation, Nominating and Governance Committee Charter on February 26, 2009. A copy of the Compensation, Nominating and Governance Committee Charter is posted on the Company’s website at www.navidea.com.

Board Oversight Committee

The Board Oversight Committee of the Board of Directors provides support and guidance to the Company’s Executive Leadership Committee. In November 2021, following the resignation of the Company’s former Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, Jed. A. Latkin, our Board of Directors established an Executive Leadership Committee to lead the Company on an interim basis while its next CEO is identified. The Executive Leadership Committee includes Michael S. Rosol, Ph.D., our Chief Medical Officer, Erika L. Eves, our Vice President of Finance and Administration and Jeffrey G. Smith, our Vice President of Operations. The current members of the Board Oversight Committee are Alexander L. Cappello and John K. Scott, Jr.

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

The CNG Committee has approved a variety of programs that work together to provide a combination of basic compensation and strong incentives. While it is important for us to provide certain base level salaries and benefits to remain competitive, the CNG Committee’s objective is to provide compensation plans with incentive opportunities that motivate and reward executives for consistently achieving superior results. he CNG Committee designs our compensation plans to:

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

In addition to the aforementioned considerations, the CNG Committee also takes into account the outcome of stockholder advisory (“say-on-pay”) votes on the compensation of our Chief Executive Officer and our next two highest-paid executive officers (the “Named Executive Officers”). At the Annual Meeting of Stockholders held on September 14, 2021, approximately 79% of our stockholders who cast a ballot voted in favor of the resolution relating to the compensation of our Named Executive Officers. The CNG Committee believes this vote affirmed our stockholders’ support of the Company’s executive compensation program. The CNG Committee will continue to consider the results of future say-on-pay votes when making future compensation decisions for the executive officers. The Company currently holds an advisory vote to approve the compensation of the Company’s Named Executive Officers every two years. The two-year frequency of advisory “say-on-pay” votes will continue until the next required vote on the frequency of advisory votes on executive compensation at the Company’s Annual Meeting of Stockholders to be held in 2023.

Scope of Authority of the CNG Committee. The Board of Directors has authorized the CNG Committee to establish the compensation programs for all executive officers and to provide oversight for compliance with our compensation philosophy. Annually, the CNG Committee recommends the compensation for our executive officers, including objectives and awards under incentive plans. The Chief Executive Officer provides input for the CNG Committee regarding the performance and appropriate compensation of the other officers. The CNG Committee gives considerable weight to the Chief Executive Officer’s evaluation of the other officers because of his or her direct knowledge of each officer’s performance and contributions. The CNG Committee also makes recommendations to the Board of Directors on appropriate compensation for the non-employee directors. In addition to overseeing the compensation of executive officers, the CNG Committee recommends or approves awards under short-term cash incentive and long-term equity-based compensation plans for all other employees. For more information on the CNG Committee’s role, see the CNG Committee’s charter, which can be found on our website at www.navidea.com.

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

In evaluating appropriate executive compensation, it is common practice to set targets at a point within the competitive marketplace. The CNG Committee sets its competitive compensation levels based upon its compensation philosophy. Following completion of the Board Advisory study for 2021, the CNG Committee noted that the total cash compensation of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer was between the 50th and 75th percentile for an established peer group of companies. The CNG Committee also noted that the total cash compensation of our Chief Medical Officer was below the 25th percentile, and the total cash compensation of our Chief Business Officer was between the 25th and 50th percentile for these positions.

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

Based on competitive reviews of similar positions, industry salary trends, overall company results and individual performance, salary increases may be approved from time to time. The CNG Committee reviews and approves base salaries of all executive officers. In setting specific base salaries for fiscal 2021, the CNG Committee considered published proxy data for similar positions at peer group companies.

The following table shows the changes in base salaries for the Named Executive Officers that were approved for fiscal 2021 compared to the approved salaries for fiscal 2020:

Named Executive Officer	Fiscal 2021 Base Salary(a)	Fiscal 2020 Base Salary(a)	Change
Michael S. Rosol, Ph.D. (b)	$240,000	$225,000	6.7%
Michel Mikhail, Ph.D. (c)	225,000	—	—%
Erika L. Eves	156,200	156,200	—%
Jed A. Latkin (d)	—	490,000	—%
Joel H. Kaufman (e)	—	230,000	—%

(a)

The amount shown for fiscal 2021 and 2020 is the approved annual salary of the Named Executive Officer in effect at the end of each year. The actual amount paid to the Named Executive Officer during fiscal 2021 and 2020 is shown under “Salary” in the Summary Compensation table below.

(b)	Dr. Rosol received an increase in base salary effective March 1, 2021.
(c)	Dr. Mikhail commenced employment with the Company effective October 1, 2021.
(d)	Mr. Latkin separated from the Company effective October 24, 2021.
(e)	Mr. Kaufman separated from the Company effective May 7, 2021.

The following table shows the base salaries for the Named Executive Officers that were approved for fiscal 2022 compared to the approved salaries for fiscal 2021:

Named Executive Officer	Fiscal 2022 Base Salary	Fiscal 2021 Base Salary	Change
Michael S. Rosol, Ph.D.	$240,000	$240,000	—%
Michel Mikhail, Ph.D.	225,000	225,000	—%
Erika L. Eves	156,200	156,200	—%

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

For fiscal 2021, the cash bonus for each executive officer was a function of the designated target bonus amount and certain business performance objectives, weighted as a percentage of the total target amount. The business performance objectives established for fiscal 2021 were as follows:

●	Achievement of various clinical development goals, subject to a maximum 50% reduction of bonus if not achieved, including:

o	Advance commercialization programs in diagnostic and therapeutic indications;

o	Achieve specified milestones in clinical trials for RA imaging indications;

o	Advance dose-optimization feasibility study in atherosclerosis;

o	Complete work on Ga[68] in atherosclerotic plaque grant; and

o	Achieve specified milestones in pre-clinical therapeutic activities.

●	Achievement of various business development goals, subject to a maximum 35% reduction of bonus if not achieved, including:

o	Finalize terms of an RA commercialization partnership agreement with an established pharma company;

o	Qualify a new drug substance manufacturer;

o	Select and initiate qualification of a new drug product manufacturer;

o	Establish a partnership or distribution network for Lymphoseek in the EU; and

o	Obtain regulatory approval for Lymphoseek in India.

●	Achievement of various financial management goals, subject to a maximum 10% reduction of bonus if not achieved, including:

o	Maintain compliance with NYSE American listing standards;

o	Maintain a clean audit with no going concern language; and

o	Adhere to the 2021 corporate budget to within 5% of budgeted operating expenses.

●	Achievement of various intellectual property goals, subject to a maximum 5% reduction of bonus if not achieved, including:

o	File one specified provisional patent.

For fiscal 2021, the Board of Directors determined the cash bonus targets for Named Executive Officers as follows:

Named Executive Officer	Target Cash Bonus (% of Salary)	Target Cash Bonus ($ Amount) (a)
Michael S. Rosol, Ph.D.	35.0%	$84,000
Michel Mikhail, Ph.D.	35.0%	78,750
Erika L. Eves	25.0%	39,050
Jed A. Latkin	75.0%	367,500
Joel H. Kaufman	35.0%	80,500

(a)

Cash bonus awards related to fiscal 2021 were pro-rated based on the weighted average amount of base salary and time served during 2021. Dr. Rosol received an increase in his base salary effective March 1, 2021, and Dr. Mikhail commenced employment with the Company effective October 1, 2021.

On January 5, 2022, the Board of Directors determined the amounts to be awarded as 2021 bonuses to all employees, including the Named Executive Officers. The Board of Directors recognized the achievement of approximately 76% of 2021 bonus goals and thus awarded bonuses at 76% of target amounts for all employees, including the Named Executive Officers, to be paid in cash 50% immediately and 50% following successful fundraising. Employees who separated from the Company during 2021, including Mr. Latkin and Mr. Kaufman, did not receive a cash bonus award related to fiscal 2021.

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

In February 2021, the Company awarded options to purchase 25,000, 12,500, 100,000 and 25,000 shares of Common Stock to Dr. Rosol, Ms. Eves, Mr. Latkin and Mr. Kaufman, respectively, as part of their annual compensation packages. The options have an exercise price of $2.56 per share, and vest as to one-third of the options on each of the first three anniversaries of the date of grant. The options will expire on the tenth anniversary of the date of grant.

In November 2021, the Company awarded options to purchase 75,000 shares of Common Stock to Dr. Mikhail in connection with his employment as Chief Regulatory Officer. The options have an exercise price of $1.37 per share, and vest as to one-third of the options on each of the first three anniversaries of the date of grant. The options will expire on the tenth anniversary of the date of grant.

In December 2021, the Company awarded options to purchase 100,000 shares of Common Stock to Dr. Rosol. The options have an exercise price of $1.08 per share, and vest quarterly over four years beginning on April 1, 2022. The options will expire on the tenth anniversary of the date of grant.

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

401(k) Retirement Plan. All employees are given an opportunity to participate in our 401(k) Plan following a new-hire waiting period. Under the 401(k) Plan, participants may have pre-tax amounts, or post-tax amounts under a Roth option, withheld from their pay and provides for a discretionary employer matching contribution (currently, a 100% match up to 6% of salary in the form of our Common Stock). Participants may invest their contributions in various fund options, but are prohibited from investing their contributions in our Common Stock. Participants are immediately vested in both their contributions and Company matching contributions. The 401(k) Plan qualifies under section 401 of the Internal Revenue Code, which provides that employee and company contributions and income earned on contributions are not taxable to the employee until withdrawn from the Plan, and that we may deduct our contributions when made.

Employment Agreement and Separation Agreement with Mr. Latkin

Effective July 27, 2020 through October 24, 2021, Mr. Latkin was employed under an employment agreement that provided for an annual base salary of $490,000. For the fiscal year ending December 31, 2021, the CNG Committee determined that the maximum bonus payment to Mr. Latkin would be $367,500. No bonus was paid to Mr. Latkin due to his resignation prior to payment of bonuses in 2022.

On November 23, 2021, Mr. Latkin signed a Separation Agreement and General Release (the “Separation Agreement”) in connection with his resignation from his position as Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, and as a director, on October 24, 2021 (the “Separation Date”). Pursuant to the Separation Agreement, among other things, the Company agreed to provide Mr. Latkin with certain separation benefits, commencing on the “Effective Date,” defined as the eighth day after Mr. Latkin signs, without revoking, the Separation Agreement. These separation benefits include continued payment of Mr. Latkin’s base salary of $490,000, less all relevant taxes and other withholdings, on the following basis: (i) for 12 months, 100% of his base salary, minus an aggregate $24,000 deducted monthly pro rata for reimbursement of Mr. Latkin’s attorney fees which were paid by the Company, and (ii) for 10 months following the expiration of the first 12-month period, 50% of his base salary. On the Effective Date, each of Mr. Latkin’s unvested stock options vested, and all of his vested stock options (covering 69,918 shares) and previously unvested options (covering 333,332 shares) may be exercised by Mr. Latkin on or before the earlier of the fifth anniversary of the Separation Date and the original expiration date. On the Effective Date, each of Mr. Latkin’s 33,333 outstanding unvested restricted stock units became fully vested, and all of such restricted stock units were settled within thirty days after the Separation Date, less applicable withholding in shares of common stock. The Company also agreed to reimburse Mr. Latkin for expenses incurred pursuant to Company policy. For purposes of assistance provided in certain litigation matters, the Company agreed to pay Mr. Latkin $250 per hour, subject to certain limitations. Mr. Latkin will also be entitled to receive, subject to his timely execution and non-revocation of the Separation Agreement, a payment equal to up to one percent of total capital raised during the twenty-two months following the Separation Date through one of two investment banking firms introduced to the Company by Mr. Latkin, less relevant taxes and withholdings and subject to certain payment terms. In addition, Mr. Latkin and the Company generally released each other from any and all claims each may have against the other.

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

The Compensation, Nominating
and Governance Committee

Malcolm G. Witter (Chair)
Alexander L. Cappello
John K. Scott, Jr.

Compensation, Nominating and Governance Committee Interlocks and Insider Participation

None of the members of our CNG Committee during the past year was an officer or employee of the Company. None of our executive officers currently serves, or in the past year served, as a member of a compensation committee (or other committee serving an equivalent function) or director of any entity that has one or more executive officers serving on our CNG Committee or our Board of Directors.

No director who served on the CNG Committee during 2021 had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director of the Company or member of the CNG Committee during 2021.

Summary Compensation

The following table sets forth certain information concerning the annual and long-term compensation of our Named Executive Officers for the last two fiscal years. The compensation of our former Chief Executive Officer and former Chief Business Officer are also included.

Summary Compensation Table for Fiscal 2021

Named Executive Officer	Year	Salary	(a) Stock Awards	(a) Option Awards	(b) Non-Equity Incentive Plan Compensation	(c) All Other Compensation	Total Compensation
Michael S. Rosol, Ph.D. (d)	2021	$263,526	$—	$133,037	$63,057	$9,731	$469,351
Chief Medical Officer	2020	223,333	—	19,118	54,710	5,409	302,570
(Principal Executive Officer)

Michel Mikhail, Ph.D. (e)	2021	$56,250	$—	$81,580	$15,053	$167	$153,050
Chief Regulatory Officer	2020	—	—	—	—	—	—

Erika L. Eves (f)	2021	$171,072	$—	$23,481	$29,614	$12,563	$236,730
Vice President,	2020	147,325	—	4,588	21,042	5,273	178,228
Finance & Administration

Jed A. Latkin (g)	2021	$408,333	$—	$187,849	$—	$750,908	$1,347,090
Former Chief Executive Officer,	2020	481,511	163,450	321,615	252,775	5,700	1,225,051
Chief Operating Officer
and Chief Financial Officer

Joel H. Kaufman (h)	2021	$81,458	$—	$46,962	$—	$18,845	$147,265
Former Chief Business Officer	2020	226,042	—	39,600	55,381	7,324	328,347

(a)

Amount represents the aggregate grant date fair value in the year granted in accordance with FASB ASC Topic 718. Assumptions made in the valuation of these awards are disclosed in Note 1(e) of the Notes to the Consolidated Financial Statements in this Form 10-K.

(b)

Amount represents the total non-equity incentive plan amounts which have been approved by the Board of Directors as of the date of this filing, and are disclosed for the year in which they were earned (i.e., the year to which the service relates).

(c)	Amount represents additional compensation as disclosed in the All Other Compensation Table below.
(d)	Dr. Rosol’s salary for the fiscal year ended December 31, 2021 includes an additional $26,026 for his service on the Executive Leadership Committee following Mr. Latkin’s separation from the Company.
(e)	Dr. Mikhail commenced employment with the Company effective October 1, 2021.
(f)	Ms. Eves’s salary for the fiscal year ended December 31, 2021 includes an additional $14,872 for her service on the Executive Leadership Committee following Mr. Latkin’s separation from the Company.
(g)	Mr. Latkin separated from the Company effective October 24, 2021.
(h)	Mr. Kaufman separated from the Company effective May 7, 2021.

All Other Compensation

The following table describes each component of the amounts shown in the “All Other Compensation” column in the Summary Compensation Table above.

All Other Compensation Table for Fiscal 2021

Named Executive Officer	Year	Severance	(a) Unused Paid Time Off	(b) Employer Matching Contribution to 401(k) Plan	(c) Employer Contribution to Health Savings Account	Total All Other Compensation
Michael S. Rosol, Ph.D.	2021	$—	$—	$8,731	$1,000	$9,731
Chief Medical Officer	2020	—	—	4,409	1,000	5,409
(Principal Executive Officer)

Michel Mikhail, Ph.D. (d)	2021	$—	$—	$—	$167	$167
Chief Regulatory Officer	2020	—	—	—	—	—

Erika L. Eves	2021	$—	$—	$11,563	$1,000	$12,563
Vice President,	2020	—	—	3,315	1,958	5,273
Finance & Administration

Jed A. Latkin (e)	2021	$694,167	$39,341	$17,400	$—	$750,908
Former Chief Executive Officer,	2020	—	—	5,700	—	5,700
Chief Operating Officer and
Chief Financial Officer

Joel H. Kaufman (f)	2021	$—	$11,795	$6,300	$750	$18,845
Former Chief Business Officer	2020	—	—	5,324	2,000	7,324

(a)	Amount represents payment for unused Paid Time Off as of the Named Executive Officer’s date of separation from the Company.
(b)	Amount represents the value of the common stock accrued for contribution to the Named Executive Officer’s account in our 401(k) Plan as calculated on a quarterly basis.
(c)	Amount represents employer contributions to the Named Executive Officer’s Health Savings Account.
(d)	Dr. Mikhail commenced employment with the Company effective October 1, 2021.
(e)

Mr. Latkin separated from the Company effective October 24, 2021. Amount includes all amounts paid or accrued, including payment of Mr. Latkin’s attorney fees. Amount excludes the value of any accelerated vesting of his stock options and restricted stock units. Additional information regarding Mr. Latkin’s severance benefits is disclosed under “Employment Agreement and Separation Agreement with Mr. Latkin.”

(f)	Mr. Kaufman separated from the Company effective May 7, 2021.

Tax Consequences

The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, included a number of significant changes to Section 162(m) of the Internal Revenue Code, such as the repeal of the qualified performance-based compensation exemption and the expansion of the definition of “covered employees” (for example, by including the chief financial officer and certain former Named Executive Officers as covered employees). As a result of these changes, except as otherwise provided in the transition relief provisions of the Tax Cuts and Jobs Act, compensation paid to any of our covered employees generally will not be deductible in 2021 or future years, to the extent that it exceeds $1 million.

Grants of Plan-Based Awards

The following table sets forth certain information about plan-based awards that we made to the Named Executive Officers during fiscal 2021. For information about the plans under which these awards were granted, see the discussion under “Short-Term Incentive Compensation” and “Long-Term Incentive Compensation” in the “Compensation Discussion and Analysis” section above.

Grants of Plan-Based Awards Table for Fiscal 2021

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards		Estimated Future Payouts Under Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares	All Other Option Awards: Number of Securities Underlying	Exercise Price of Option	Grant Date Fair Value of Stock and Option
Named Executive Officer	Grant Date	Threshold	Maximum	Threshold	Maximum	of Stock	Options	Awards	Awards
Michael S. Rosol, Ph.D.	N/A	$—	$84,000	—	—	—	—	$—	$—	(a)
	2/15/2021	—	—	—	—	—	25,000	2.56	46,962	(b)
	12/27/2021	—	—	—	—	—	100,000	1.08	86,074	(c)

Michel Mikhail, Ph.D.	N/A	—	$78,750	—	—	—	—	$—	$—	(a)
	11/15/2021	—	—	—	—	—	75,000	1.37	81,579	(b)

Erika L. Eves	N/A	$—	$39,050	—	—	—	—	$—	$—	(a)
	2/15/2021	—	—	—	—	—	12,500	2.56	23,481	(b)

Jed A. Latkin (d)	N/A	$—	$367,500	—	—	—	—	$—	$—	(a)
	2/15/2021	—	—	—	—	—	100,000	2.56	187,849	(b)

Joel H. Kaufman (e)	N/A	$—	$80,500	—	—	—	—	$—	$—	(a)
	2/15/2021	—	—	—	—	—	25,000	2.56	46,962	(b)

(a)

The threshold amount reflects the possibility that no cash bonus awards will be payable. The maximum amount reflects the cash bonus awards payable if the Board of Directors, in its discretion, awards the maximum cash bonus. The cash bonuses awarded related to fiscal 2021 were pro-rated based on the weighted average amount of base salary and time served during 2021.

(b)	These stock options vest as to one-third of the options on each of the first three anniversaries of the date of grant, and expire on the tenth anniversary of the date of grant.
(c)	These stock options vest quarterly over four years beginning on April 1, 2022, and expire on the tenth anniversary of the date of grant.
(d)

Mr. Latkin separated from the Company effective October 24, 2021. In accordance with the terms of Mr. Latkin’s separation agreement, all of Mr. Latkin’s unvested stock options vested on December 1, 2021 and will expire on the earlier of the expiration of the original ten-year term or October 24, 2026.

(e)	Mr. Kaufman separated from the Company effective May 7, 2021. All of Mr. Kaufman’s unvested stock options were forfeited on the date of separation.

Outstanding Equity Awards

The following table presents certain information concerning outstanding equity awards held by the Named Executive Officers as of December 31, 2021.

Outstanding Equity Awards Table at Fiscal 2021 Year-End

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)						Market Value of Shares of	Equity Incentive Plan Awards
Named Executive Officer	Exercisable	Unexercisable	Option Exercise Price	Option Expiration Date	Note	Number of Shares of Stock that Have Not Vested	Stock that Have Not Vested	Number of Unearned Shares	Market Value of Unearned Shares	Note
Michael S. Rosol,	6,250	—	$7.60	1/2/2029	(j)
Ph.D.	8,333	16,667	1.06	2/6/2030	(m)
	—	25,000	2.56	2/15/2031	(p)
	—	100,000	1.08	12/27/2031	(s)

Michel Mikhail,	—	75,000	$1.37	11/15/2031	(r)
Ph.D.

Erika L. Eves	500	—	$65.60	2/17/2022	(a)
	625	—	61.60	2/15/2023	(b)
	625	—	35.40	1/28/2024	(c)
	625	—	33.00	3/26/2025	(d)
	1,000	—	10.20	4/25/2027	(g)
	1,200	—	7.20	2/20/2028	(i)
	1,600	800	3.00	2/7/2029	(k)
	2,000	4,000	1.06	2/6/2030	(m)
	—	12,500	2.56	2/15/2031	(p)

Jed A. Latkin	2,250	—	$30.00	4/20/2026	(e)
	1,000	—	20.00	10/14/2026	(f)
	16,667	—	13.00	10/26/2026	(h)
	16,667	—	15.00	10/26/2026	(h)
	16,666	—	20.00	10/26/2026	(h)
	16,667	—	3.00	10/26/2026	(l)
	16,667	—	6.00	10/26/2026	(l)
	16,666	—	10.00	10/26/2026	(l)
	100,000	—	1.06	10/26/2026	(n)
	100,000	—	4.70	10/26/2026	(o)
	100,000	—	2.56	10/26/2026	(q)

Joel H. Kaufman	—	—	$—

(a)	Options were granted February 17, 2012 and vested as to one-fourth on each of the first four anniversaries of the date of grant.
(b)	Options were granted February 15, 2013 and vested as to one-fourth on each of the first four anniversaries of the date of grant.
(c)	Options were granted January 28, 2014 and vested as to one-fourth on each of the first four anniversaries of the date of grant.
(d)	Options were granted March 26, 2015 and vested as to one-third on each of the first three anniversaries of the date of grant.
(e)	Options were granted April 20, 2016 and vested as to one-sixth on the 20th day of each of the first six months following the date of grant.
(f)	Options were granted October 14, 2016 and vested as to one-half on the 20th day of each of the first two months following the date of grant.
(g)	Options were granted April 25, 2017 and vested as to one-third on each of the first three anniversaries of the date of grant.
(h)	Options were granted May 4, 2017 and vested on December 1, 2021 in accordance with Mr. Latkin’s separation agreement.
(i)	Options were granted February 20, 2018 and vested as to one-third on each of the first three anniversaries of the date of grant.
(j)	Options were granted January 2, 2019 and vested as to one-third on January 2, 2019, July 2, 2019 and January 2, 2020.
(k)	Options were granted February 7, 2019 and vest as to one-third on each of the first three anniversaries of the date of grant.
(l)	Options were granted February 7, 2019 and vested on December 1, 2021 in accordance with Mr. Latkin’s separation agreement.
(m)	Options were granted February 6, 2020 and vest as to one-third on each of the first three anniversaries of the date of grant.
(n)	Options were granted February 6, 2020 and vested as to one-third on the first anniversary of the date of grant and two-thirds on December 1, 2021, in accordance with Mr. Latkin’s separation agreement.
(o)	Options were granted August 14, 2020 and vested as to one-third on July 1, 2021 and two-thirds on December 1, 2021, in accordance with Mr. Latkin’s separation agreement.
(p)	Options were granted February 15, 2021 and vest as to one-third on each of the first three anniversaries of the date of grant.
(q)	Options were granted February 15, 2021 and vested on December 1, 2021 in accordance with Mr. Latkin’s separation agreement.
(r)	Options were granted November 15, 2021 and vest as to one-third on each of the first three anniversaries of the date of grant.
(s)	Options were granted December 27, 2021 and vest quarterly over four years beginning April 1, 2022.

Options Exercised and Stock Vested

The following table presents, with respect to the Named Executive Officers, certain information about option exercises and restricted stock vested during fiscal 2021.

Options Exercised and Stock Vested Table for Fiscal 2021

	Option Awards		Stock Awards
Named Executive Officer	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting	Note
Michael S. Rosol, Ph.D.	—	$—	—	$—
Michel Mikhail, Ph.D.	—	—	—	—
Erika L. Eves	—	—	—	—
Jed. A. Latkin	—	—	50,000	70,950	(a)
Joel H. Kaufman	2,000	1,140	—	—

(a)

On July 1, 2021, 16,667 shares of Mr. Latkin’s restricted stock vested in accordance with the terms of the restricted stock award agreement. An additional 33,333 shares of restricted stock vested on December 1, 2021 in accordance with the terms of Mr. Latkin’s separation agreement. Of the shares that vested on December 1, 2021, 14,115 shares were withheld to satisfy Mr. Latkin’s related tax obligation. The value realized on vesting was calculated by multiplying the number shares that vested by the closing stock price on each of the vesting dates.

Compensation of Non-Employee Directors

From January 1, 2021 through November 15, 2021, each non-employee director received an annual retainer of $50,000. The Chair of the Company’s Board of Directors received an additional annual retainer of $30,000. Audit and CNG Committee members received an annual retainer of $2,500 for each committee on which they served. The Chair of the Audit Committee received an additional annual retainer of $7,500, and the Chair of the CNG Committee received an additional annual retainer of $5,000 for their services in those capacities. Of the retainers earned from April 1, 2021 through November 15, 2021, 50% were paid in cash and 50% were paid in shares of common stock of the Company, based on the closing market price of the stock at the end of each quarter. Each non-employee director also received 2,500 shares of restricted stock and 2,500 options to purchase stock at $2.28 per share during 2021 as a part of the Company’s annual stock incentive grants, in accordance with the provisions of the Navidea Biopharmaceuticals, Inc. 2014 Stock Incentive Plan. The restricted stock and stock options granted will vest on the first anniversary of the date of grant. We also reimbursed non-employee directors for travel expenses for meetings attended during 2021.

In October 2021, the Board of Directors retained the services of a compensation consultant, F.W. Cook, to evaluate the compensation of the non-employee directors. Based on the recommendation of F.W. Cook, our Board of Directors has adopted a non-employee director compensation policy, beginning November 16, 2021. Under the policy, our non-employee directors are eligible to receive the following cash compensation for their services:

●	an annual retainer of $42,500 for each Board member;
●	an additional annual retainer of $50,000 for the Chair of the Board;
●	an additional annual retainer of $35,000 for the Vice Chair of the Board;
●	an annual retainer of $10,000 for each Audit Committee member;
●	an additional annual retainer of $10,000 for the Chair of the Audit Committee;
●	an annual retainer $7,500 for each CNG Committee member;
●	an additional annual retainer of $7,500 for the Chair of the CNG Committee; and
●	an additional annual retainer of $100,000 for each member of the Board Oversight Committee.

In addition, each non-employee director also received an annual retainer of 30,000 shares of unrestricted common stock, which are payable in equal monthly issuances over 12 months, as well as 30,000 shares of restricted stock that will vest as to one-third on each of the first three anniversaries of the date of grant. The policy also provides for the reimbursement of our non-employee directors for reasonable and documented travel expenses to attend meetings of our Board of Directors and committees of our Board of Directors.

The aggregate number of equity awards outstanding as December 31, 2021 for each Director is set forth in the footnotes to the beneficial ownership table provided in the section entitled “Principal Stockholders.” Directors who are also officers or employees of Navidea do not receive any compensation for their services as directors.

The following table sets forth information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2021.

Name	Fees Earned or Paid in Cash (a)	Option Awards (b),(c)	Stock Awards (d),(e),(f)	All Other Compensation	Total Compensation
Amit Bhalla (g)	$22,063	$3,089	$64,706	$—	$89,858
Claudine Bruck, Ph.D. (h)	29,228	4,259	20,461	—	53,948
Alexander L. Cappello (i)	44,657	—	57,123	—	101,780
Adam D. Cutler (j)	31,250	4,259	5,698	—	41,207
Thomas F. Farb (k)	17,775	—	4,920	—	22,695
Y. Michael Rice (l)	42,500	4,259	5,698	—	52,457
S. Kathryn Rouan, Ph.D. (m)	32,390	4,259	24,963	—	61,612
John K. Scott, Jr. (n)	32,918	—	48,509	—	81,427
Agnieszka Winkler (o)	6,801	—	5,160	—	11,961
Malcolm G. Witter	41,490	4,259	68,625	—	114,374

(a)

Amount represents fees earned during the fiscal year ended December 31, 2021 (i.e., the year to which the service relates). Through the third quarter of 2021, quarterly retainers were paid during the quarter following the quarter in which they were earned. Beginning in the fourth quarter of 2021, monthly retainers are paid during the month in which they are earned. Beginning November 16, 2021, Messrs. Bhalla, Scott and Witter elected to defer receipt of fees payable in cash until at least July 1, 2022. The value of the deferred cash payments is included in this amount.

(b)

Amount represents the aggregate grant date fair value in accordance with FASB ASC Topic 718. Assumptions made in the valuation of these awards are disclosed in Note 1(e) of the Notes to the Consolidated Financial Statements in this Form 10-K.

(c)

During the year ended December 31, 2021, non-employee directors were awarded an aggregate of 12,500 options to purchase common stock which vest as to 100% of the shares on the first anniversary of the date of grant. As of December 31, 2021, the current non-employee directors, Messrs. Bhalla and Witter, each held 2,500 options to purchase shares of common stock.

(d)

Amount represents the aggregate grant date fair value in accordance with FASB ASC Topic 718 and includes the value of stock issued or to be issued for fees earned during the fiscal year ended December 31, 2021 (i.e., the year to which the service relates). Beginning November 16, 2021, Messrs. Bhalla, Scott and Witter elected to defer receipt of fees payable in common stock until at least July 1, 2022. The value of the deferred stock payments is included in this amount.

(e)

During the year ended December 31, 2021, non-employee directors were issued an aggregate of 105,000 shares of restricted stock, 15,000 of which vest as to 100% of the shares on the first anniversary of the date of grant, and 90,000 of which vest as to one-third on each of the first three anniversaries of the date of grant. Mr. Scott elected to defer receipt of an additional 30,000 shares of restricted stock until further notice. As of December 31, 2021, the current non-employee directors held an aggregate of 95,000 shares of unvested restricted stock, with Messrs. Bhalla and Witter each holding 32,500 shares, and Mr. Cappello holding 30,000 shares of unvested restricted stock.

(f)

During the year ended December 31, 2021, non-employee directors were issued an aggregate of 53,819 shares of unrestricted common stock in partial payment of their fees. A total of 19,242 shares of unrestricted common stock earned during the year ended December 31, 2021 were deferred until at least July 1, 2022.

(g)	Mr. Bhalla joined the Board of Directors effective May 4, 2021.
(h)	Dr. Bruck retired from the Board of Directors effective September 14, 2021.
(i)	Mr. Cappello joined the Board of Directors effective July 8, 2021.
(j)	Mr. Cutler retired from the Board of Directors effective May 4, 2021.
(k)	Mr. Farb joined the Board of Directors effective October 7, 2021 and resigned effective December 5, 2021.
(l)	Mr. Rice retired from the Board of Directors effective May 4, 2021.
(m)	Dr. Rouan retired from the Board of Directors effective September 14, 2021.
(n)	Mr. Scott joined the Board of Directors effective July 8, 2021.
(o)	Ms. Winkler joined the Board of Directors effective October 7, 2021 and resigned effective December 5, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2021, concerning shares of our Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Plan Category	(1) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(2) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(3) Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (1))
Equity compensation plans approved by security holders (a)	919,790	$5.67	422,440
Equity compensation plans not approved by security holders	—	—	—
Total	919,790	$5.67	422,440

(a)

Our stockholders ratified the 2014 Stock Incentive Plan (the “2014 Plan”) at the 2014 Annual Meeting of Stockholders held on July 17, 2014 and amended the 2014 Plan at the 2018 and 2020 Annual Meetings of Stockholders held on August 16, 2018 and September 10, 2020, respectively. The total number of shares available for awards under the 2014 Plan shall not exceed 1,750,000 shares, plus any shares subject to outstanding awards granted under prior plans and that expire or terminate for any reason. Although awards are still outstanding under the Fourth Amended and Restated 2002 Stock Incentive Plan (the “2002 Plan”), the 2002 Plan has expired and no new grants may be made from it. The total number of securities to be issued upon exercise of outstanding options includes 893,000 shares underlying options granted under the 2014 Plan and 26,790 shares underlying options granted under the 2002 Plan.

Security Ownership of Principal Stockholders, Directors, Nominees and Executive Officers and Related Stockholder Matters

The following table sets forth, as of February 28, 2022, certain information with respect to the beneficial ownership of shares of our Common Stock by: (i) each person known to us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock, (ii) each director or nominee for director of our Company, (iii) each of the Named Executive Officers (see “Executive Compensation – Summary Compensation Table”), and (iv) our directors and executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them, subject to community property laws, where applicable. Percentage ownership is based on 30,301,554 shares of our common stock outstanding as of February 28, 2022. Shares underlying options or other rights to acquire our common stock that are exercisable within 60 days of February 28, 2022 are considered outstanding for the purpose of computing the percentage ownership of the person holding such options or other rights, but are not deemed outstanding for computing the percentage ownership of any other persons. The address of all directors and executive officers is c/o Navidea Biopharmaceuticals, Inc., 4995 Bradenton Avenue, Suite 240, Dublin, OH 43017.

Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
Amit Bhalla	18,068	(a)	*
Alexander L. Cappello	16,477	(b)	*
Erika L. Eves	25,037	(c)	*
Michel Mikhail, Ph.D.	—	(d)	*
Michael S. Rosol, Ph.D.	58,891	(e)	*
John K. Scott, Jr.	10,242,447	(f)	31.5%
Malcolm G. Witter	116,388	(g)	*
All directors and Named Executive Officers as a group (7 persons)	10,477,308		32.2%

(*)	Less than one percent.
(a)

This amount includes 11,373 shares that Mr. Bhalla has the right to receive within 60 days but has elected to defer, but does not include 32,500 shares of unvested restricted stock and 2,500 shares issuable upon exercise of options which are not exercisable within 60 days.

(b)	This amount does not include 30,000 shares of unvested restricted stock.
(c)

This amount includes 14,642 shares issuable upon exercise of options which are exercisable within 60 days and 6,766 shares in Ms. Eves’s account in the 401(k) Plan, but does not include 10,333 shares issuable upon exercise of options which are not exercisable within 60 days.

(d)	This amount does not include 75,000 shares issuable upon exercise of options which are not exercisable within 60 days.
(e)

This amount includes 37,500 shares issuable upon exercise of options which are exercisable within 60 days and 6,816 shares in Dr. Rosol’s account in the 401(k) Plan, but does not include 118,750 shares issuable upon exercise of options which are not exercisable within 60 days.

(f)

This amount includes 2,173,913 shares issuable upon conversion of Series E Convertible Preferred Stock, 2,639 shares owned by Mr. Scott’s spouse, 7,500 shares owned by Mr. Scott’s children and 11,233 shares that Mr. Scott has the right to receive within 60 days but has elected to defer.

(g)

This amount includes 2,500 shares issuable upon exercise of options with are exercisable within 60 days and 11,636 shares that Mr. Witter has the right to receive within 60 days but has elected to defer, but does not include 30,000 shares of unvested restricted stock.

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

In March 2017, the Company repaid to PPCO an aggregate of approximately $7.7 million in full satisfaction of the Company’s liabilities, obligations and indebtedness under the Platinum Loan Agreement between the Company and Platinum-Montaur, which were transferred by Platinum-Montaur to PPCO (the “Platinum Debt”). Subsequently, competing claims were made by Dr. Goldberg and by PPVA to the unpaid portion of the Platinum Debt. Platinum commenced litigation against the Company in November 2017. Platinum and the Company settled their dispute and Platinum’s lawsuit was dismissed in February 2022.

Goldberg Agreement and Litigation

In August 2018, Dr. Goldberg resigned from his positions as an executive officer and a director of Navidea.  In connection with Dr. Goldberg’s resignation, Navidea and Dr. Goldberg entered into an Agreement (the “Goldberg Agreement”) which set forth the terms of the separation from service. Among other things, the Goldberg Agreement provided that Dr. Goldberg would be entitled to 1,175,000 shares of our Common Stock, representing in part payment of accrued bonuses and payment of the balance of the Platinum debt. A portion of the 1,175,000 shares to be issued to Dr. Goldberg would be held in escrow for up to 18 months in order to reimburse Navidea in the event that Navidea is obligated to pay any portion of the Platinum debt to a party other than Dr. Goldberg. Further, the Goldberg Agreement provided that the Company’s subsidiary, Macrophage Therapeutics, Inc. (“MT”), would redeem all of Dr. Goldberg’s preferred stock and issue to Dr. Goldberg super voting common stock equal to 5% of the outstanding shares of MT. In November 2018, the Company issued 925,000 shares of our Common Stock to Dr. Goldberg, 250,000 of which were placed in escrow in accordance with the Goldberg Agreement.

On February 11, 2019, Dr. Goldberg represented to the MT Board that he had, without MT Board or shareholder approval, created a subsidiary of MT, transferred all of the assets of MT into the subsidiary, and then issued himself stock in the subsidiary. On February 19, 2019, Navidea notified MT that it was terminating the sublicense in accordance with its terms, effective March 1, 2019, due to MT’s insolvency. On February 20, 2019, the MT Board removed Dr. Goldberg as President and Chief Executive Officer of MT and from any other office of MT to which he may have been appointed or in which he was serving. Dr. Goldberg remains a member of the MT Board, together with John K. Scott, Jr. and Dr. Michael S. Rosol. Mr. Scott is also the Vice Chair of the Board of Directors of Navidea. On or about February 17, 2022, the Joint Official Liquidators and Foreign Representatives of PPVA executed the necessary paperwork to transfer its preferred stock in MT to Navidea.

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

In addition, the District Court found Navidea’s breach of fiduciary duty claim against Dr. Goldberg for conduct occurring more than three years prior to the filing of the complaint to be time-barred and that Dr. Goldberg is entitled to an advancement of attorneys’ fees solely with respect to that claim. To avoid further litigation expenses, the Company agreed to indemnify Dr. Goldberg solely with respect to the breach of fiduciary duty claim.

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

On May 27, 2021, the District Court ordered that: (1) Dr. Goldberg be awarded $14,955 for indemnification for his attorneys’ fees for his defense of the breach of fiduciary duty claim; (2) Dr. Goldberg be advanced $1,237.50 for his attorneys’ fees subject to repayment; (3) Navidea should not be required to indemnify or advance any of the costs sought by Dr. Goldberg; (4) Dr. Goldberg is not entitled to advancement for the prosecution of his counterclaims and third-party claims; (5) Dr. Goldberg’s motion to hold Navidea in contempt be denied; and (6) Navidea should not be required to advance any additional fees or costs unless Dr. Goldberg presents his time records and costs in compliance with the District Court’s orders. The Company has made the payments ordered by the District Court.

On August 6, 2021, the Company moved for reconsideration of its obligations to advance fees in light of the Delaware Court’s decision dated June 23, 2021 (described below). On October 14, 2021, the Magistrate Judge recommended that Navidea’s motion for reconsideration be denied. On March 7, 2022, the District Court adopted the Report and Recommendation in part and permitted Dr. Goldberg to seek advancement for his fees incurred in defense of his claims since September 1, 2020. Dr. Goldberg’s application is due on or before April 8, 2022.

Fact discovery and expert discovery in the New York Action have been completed. The Company has moved to disqualify Dr. Goldberg’s damages expert and briefing in the District Court on that issue will be concluded on April 1, 2022.

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

On June 23, 2021, the Delaware Court ruled in favor of MT and against Dr. Goldberg, finding that Dr. Goldberg breached his fiduciary duties to MT. Specifically, the Delaware Court ruled: “Dr. Goldberg attempted to take for himself that which belonged to [MT]. In doing so, he breached his duty of loyalty to [MT] stockholders. [MT] was absolutely justified in bringing this action to remedy (in this case undo) the harm caused by Dr. Goldberg’s misconduct.” The Delaware Court disagreed with MT’s arguments regarding damages and, other than awarding nominal damages, declined to award additional relief beyond that which it had previously granted. With respect to MT’s claim for conversion, the Delaware Court found that the claim was not supported because “Dr. Goldberg confirmed that he currently does not own or possess any intellectual property related to either Navidea or [MT]” and that “any IP Dr. Goldberg created while at Navidea or any of its subsidiaries was and remains the property of Navidea and its subsidiaries.” In addition, the Delaware Court denied Dr. Goldberg’s motion to hold MT’s directors and CEO in contempt, denied Dr. Goldberg’s motion to dismiss the lawsuit against him, and granted MT’s motion to dismiss Dr. Goldberg’s petition to remove MT’s board members. On December 9, 2021, Dr. Goldberg was ordered to reimburse MT in the amount of $66,796.33 and has paid that amount to MT. Neither party has appealed the Delaware Court’s decision and the Delaware Court’s decisions are now final.

See Note 12 to the accompanying consolidated financial statements.

Mr. Latkin and Platinum

Jed A. Latkin, our former Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, was an independent consultant that served as a portfolio manager from 2011 through 2015 for two entities, namely Precious Capital and West Ventures, each of which were during that time owned and controlled, respectively, by PPVA and PPCO. Mr. Latkin was party to a consulting agreement with each of Precious Capital and West Ventures pursuant to which, as of April 2015, an aggregate of approximately $13 million was owed to him, which amount was never paid and Mr. Latkin has no information as to the current value. Mr. Latkin’s consulting agreements were terminated upon his ceasing to be an independent consultant in April 2015 with such entities. During his consultancy, Mr. Latkin was granted a .5% ownership interest in each of Precious Capital and West Ventures, however, to his knowledge he no longer owns such interests. In addition, PPVA owes Mr. Latkin $350,000 for unpaid consulting fees earned and expenses accrued in 2015 in respect of multiple consulting roles with them. Except as set forth above, Mr. Latkin has no other past or present affiliations with Platinum.

Macrophage Therapeutics, Inc. and Platinum

In March 2015, MT, our previously wholly-owned subsidiary, entered into a Securities Purchase Agreement to sell up to 50 shares of its Series A Convertible Preferred Stock (“MT Preferred Stock”) and warrants to purchase up to 1,500 common shares of MT (“MT Common Stock”) to Platinum and Dr. Goldberg (collectively, the “MT Investors”) for a purchase price of $50,000 per unit. A unit consisted of one share of MT Preferred Stock and 30 warrants to purchase MT Common Stock. Under the agreement, 40% of the MT Preferred Stock and warrants are committed to be purchased by Dr. Goldberg, and the balance by Platinum. The full 50 shares of MT Preferred Stock and warrants to be sold under the agreement are convertible into, and exercisable for, MT Common Stock representing an aggregate 1% interest on a fully converted and exercised basis. Navidea owns the remainder of the MT Common Stock. On March 11, 2015, definitive agreements with the MT Investors were signed for the sale of the first tranche of 10 shares of MT Preferred Stock and warrants to purchase 300 shares of MT Common Stock to the MT Investors, with gross proceeds to MT of $500,000. Platinum has since transferred its interests in MT to Navidea.

Director Independence

Our Board of Directors has adopted the definition of “independence” as described under the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) Section 301, Rule 10A-3 under the Exchange Act and Section 803A of the NYSE American Company Guide. Our Board of Directors has determined that Messrs. Bhalla, Cappello, Scott and Witter meet the independence requirements.

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed and expected to be billed for professional services rendered by Marcum LLP, primarily related to the audit of the Company’s annual consolidated financial statements for the 2021 fiscal year, the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the 2021 fiscal year, and review of other SEC filings, were $298,650 (including direct engagement expenses).

The aggregate fees billed for professional services rendered by Marcum LLP, primarily related to the audit of the Company’s annual consolidated financial statements for the 2020 fiscal year, the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the 2020 fiscal year, and review of other SEC filings, were $294,251 (including direct engagement expenses).

Audit-Related Fees. No fees were billed by Marcum LLP for audit-related services for the 2021 or 2020 fiscal years.

Tax Fees. No fees were billed by Marcum LLP for tax-related services for the 2021 or 2020 fiscal years.

All Other Fees. No fees were billed by Marcum LLP for services other than the audit, audit-related and tax services for the 2021 or 2020 fiscal years.

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

3.4	Amendment to Amended and Restated By-Laws, dated April 2, 2021 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 5, 2021).

4.1

Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series C Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 12, 2020).

4.2	Certificate of Elimination (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed September 2, 2020).

4.3

Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series D Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed September 2, 2020).

4.4

Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series E Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 4, 2021).

4.5

Amended and Restated Certificate of Designations, Voting Powers, Preferences, Limitations, Restrictions, and Relative Rights of Series B Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 26, 2013).

4.6	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed December 31, 2019).

4.7	Description of Securities (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed March 18, 2020).

4.8

Registration Rights Agreement, dated December 6, 2019, among Navidea Biopharmaceuticals, Inc. and the stockholders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 11, 2019).

4.9	Form of Underwriter Warrants (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 17, 2019).

4.10

Registration Rights Agreement, dated February 13, 2020, by and between Navidea Biopharmaceuticals, Inc. and John K. Scott, Jr. (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3 filed August 25, 2020).

4.11	Form of Indenture (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-3 filed February 8, 2021).

4.12

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

10.6

Form of Stock Option Agreement under the Navidea Biopharmaceuticals, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 10, 2014).

10.7

Form of Restricted Stock Award and Agreement under the Navidea Biopharmaceuticals, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 10, 2014).

10.8

Securities Exchange Agreement dated as of March 11, 2015 among Macrophage Therapeutics, Inc., Platinum-Montaur Life Sciences, LLC and Michael Goldberg, M.D. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 11, 2015).

10.9

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

10.10

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

10.11

Form of Series LL Warrant issued to Montsant Partners LLC and Platinum Partners Value Arbitrage Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 26, 2015).

10.12

Amendment 1 to Term Loan Agreement by and among Navidea Biopharmaceuticals, Inc., as borrower, and Capital Royalty Partners II L.P., Capital Royalty Partners II – Parallel Fund “A” L.P. and Parallel Investment Opportunities Partners II L.P., as lenders, dated as of December 23, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 11, 2016).

10.13	Form of Director Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 10, 2016).

10.14

Asset Purchase Agreement, dated November 23, 2016, between Navidea Biopharmaceuticals, Inc. and Cardinal Health 414, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 30, 2016).

10.15

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
10.16

License-Back Agreement, dated March 3, 2017, between Navidea Biopharmaceuticals, Inc. and Cardinal Health 414, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 9, 2017).

10.17	Series NN Warrant, dated March 3, 2017, issued to Cardinal Health 414, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 9, 2017).

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

10.21

Agreement dated August 14, 2018, by and among Navidea Biopharmaceuticals, Inc., Macrophage Therapeutics, Inc. and Michael M. Goldberg, M.D. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 9, 2018).

10.22

Employment Agreement, effective October 1, 2018, by and between Navidea Biopharmaceuticals, Inc. and Jed A. Latkin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 5, 2018).

10.23

Form of Series OO Underwriter’s Common Stock Purchase Warrant issued to the underwriter’s designees on June 18, 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed June 17, 2019).

10.24

Termination Agreement, effective May 11, 2020, among Navidea Biopharmaceuticals, Inc., SpePharm AG, and Norgine BV (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 12, 2020).

10.25

Employment Agreement, effective July 27, 2020, by and between Navidea Biopharmaceuticals, Inc. and Jed A. Latkin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 31, 2020).

10.26

Amended and Restated Equity Commitment Letter, dated August 14, 2020, by and between Navidea Biopharmaceuticals, Inc. and Mastiff Group, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2020).

10.27

Stock Purchase Agreement and Letter of Investment Intent, dated August 31, 2020, by and between Navidea Biopharmaceuticals, Inc. and Keystone Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 2, 2020).

10.28

Stock Purchase Agreement, dated August 30, 2020, among Navidea Biopharmaceuticals, Inc., Mastiff Group, LLC and John K. Scott, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 2, 2020).

10.29

Navidea Biopharmaceuticals, Inc. 2014 Stock Incentive Plan (as amended and restated on August 16, 2018 and September 10, 2020) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed November 13, 2020).

10.30

Stock Purchase Agreement and Letter of Investment Intent, dated March 2, 2021, by and between Navidea Biopharmaceuticals, Inc. and John K. Scott, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 4, 2021).

10.31

Amendment to Stock Purchase Agreement and Letter of Investment Intent, dated July 8, 2021, by and between Navidea Biopharmaceuticals, Inc. and Keystone Capital Partners LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 13, 2021).

10.32

Separation Agreement and General Release, dated November 23, 2021, by and between Navidea Biopharmaceuticals, Inc. and Jed A. Latkin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 26, 2021).

Exhibit Number	Exhibit Description
21.1	Subsidiaries of the registrant.*

23.1	Consent of Marcum LLP.*

24.1	Power of Attorney.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because it is XBRL) (1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover page Interactive Data File (formatted as Inline XBRL and combined in Exhibit 101.1)

Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
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

Dated: March 28, 2022
NAVIDEA BIOPHARMACEUTICALS, INC.
(the Company)

	By:	/s/ Michael S. Rosol
Michael S. Rosol, Ph.D.
Chief Medical Officer
(Principal Executive Officer)

	By:	/s/ Erika L. Eves
Erika L. Eves
Vice President, Finance and Administration
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael S. Rosol	Chief Medical Officer	March 28, 2022
Michael S. Rosol, Ph.D.	(Principal Executive Officer)

/s/ Erika L. Eves	Vice President, Finance & Administration	March 28, 2022
Erika L. Eves	(Principal Financial Officer and Principal Accounting Officer)

/s/ Alexander L. Cappello*	Chairman of the Board of Directors	March 28, 2022
Alexander L. Cappello

/s/ John K. Scott, Jr.*	Vice Chairman of the Board of Directors	March 28, 2022
John K. Scott, Jr.

/s/ Amit Bhalla*	Director	March 28, 2022
Amit Bhalla

/s/ Malcolm G. Witter*	Director	March 28, 2022
Malcolm G. Witter

*By:	/s/ Michael S. Rosol
Michael S. Rosol, Ph.D., Attorney-in-fact

NAVIDEA BIOPHARMACEUTICALS, INC.

FORM 10-K ANNUAL REPORT

As of December 31, 2021 and 2020

and for Each of the

Two Years in the Period Ended

December 31, 2021

FINANCIAL STATEMENTS

NAVIDEA BIOPHARMACEUTICALS, INC. and SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Navidea Biopharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Navidea Biopharmaceuticals, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has minimal working capital, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Equity Award Modifications – Refer to Note 16 to the consolidated financial statements

The Company entered into a Separation Agreement and General Release (“Separation Agreement”) with Mr. Jed Latkin, the former Chief Executive, Chief Financial, Chief Operation Officer and director on November 23, 2021. Pursuant to the Separation Agreement, among other things, the Company agreed to provide Mr. Latkin with certain separation benefits, commencing on the “Effective Date,” defined as the eighth day after Mr. Latkin signs, without revoking, the Separation Agreement. Pursuant to the terms of the Separation Agreement, on the effective date each of Mr. Latkin’s unvested stock options vested, and all of his vested stock options and previously unvested options may be exercised by Mr. Latkin on or before the earlier of the fifth anniversary of the Separation Date and the original expiration date. On the Effective Date, each of Mr. Latkin’s outstanding unvested restricted stock units became fully vested, and all of such restricted stock units were settled within thirty days after the Separation Date, less applicable withholding in shares of common stock. The modifications to the outstanding equity awards required significant judgement by management related to the assessment of the accounting treatment for the modifications and also the fair value assessments of the equity modification prior to modification and subsequent to modification.

The Company considered various factors, including the fair value of the equity awards immediately prior to modification and immediately after modification and relevant interpretation of the authoritative guidance  to determine the incremental fair value incurred relating to the modification.

We identified these equity award modifications as a critical audit matter because evaluating the authoritative guidance and estimating the incremental expense involved significant judgement by management related to the fair values immediately prior and following the modification. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the Company’s interpretation of the authoritative guidance and  assessing the inputs utilized by management to assess the fair value of the equity awards.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the equity award modifications include the following, among others:

●	We obtained the executed Separation Agreement between the Company and Mr. Jed Latkin and reviewed the terms and conditions agreed upon.

●	We obtained the accounting memorandum from management outlining the analysis performed by management over the equity award modifications related to the Separation Agreement.

●

We obtained management’s assessment and calculation of the equity award modifications and independently tested the inputs and assumptions utilized in the fair value calculation of the equity awards immediately before the modifications and the fair value calculation of the equity awards as of the date of modifications.

●	We recalculated the incremental fair value related to the modifications and compared that to the Company’s analysis.

/s/ Marcum LLP

We have served as the Company’s auditor since 2016.

Hartford, CT

March 28, 2022

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$4,230,865	$2,670,495
Stock subscriptions and other receivables	92,992	2,987,319
Inventory	151,155	169,798
Prepaid expenses and other	908,273	700,716
Total current assets	5,383,285	6,528,328
Property and equipment	866,306	845,379
Less accumulated depreciation and amortization	745,816	713,217
Property and equipment, net	120,490	132,162
Right-of-use lease assets	448,940	458,280
Less accumulated amortization	320,725	208,185
Right-of-use lease assets, net	128,215	250,095
License agreements, patents and trademarks	953,424	747,863
Less accumulated amortization	167,773	127,622
License agreements, patents and trademarks, net	785,651	620,241
Other assets	227,192	227,192
Total assets	$6,644,833	$7,758,018

(continued)

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	December 31, 2021	December 31, 2020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,421,317	$1,161,717
Accrued liabilities and other	3,149,340	2,512,994
Notes payable	453,427	745,443
Lease liabilities, current	275,718	294,951
Total current liabilities	5,299,802	4,715,105
Lease liabilities, net of current portion	20,288	296,006
Deferred revenue	700,000	700,000
Total liabilities	6,020,090	5,711,111
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding as of December 31, 2021 and 2020	—	—
Series D preferred stock; $.001 par value, 150,000 shares authorized; 22,077 and 0 shares issued and outstanding as of December 31, 2021 and 2020, respectively	22	—
Series D preferred stock subscribed; $.001 par value, 0 and 103,000 shares subscribed as of December 31, 2021 and 2020, respectively	—	132
Series D preferred stock subscriptions receivable	—	(10,300,000)
Series E preferred stock; $.001 par value, 50,000 shares authorized; 50,000 and 0 shares outstanding as of December 31, 2021 and 2020, respectively	50	—
Common stock; $.001 par value; 300,000,000 shares authorized; 30,279,922 and 27,149,691 shares issued and outstanding as of December 31, 2021 and 2020, respectively	221,277	218,146
Common stock subscribed; $.001 par value, 0 and 995,000 shares subscribed as of December 31, 2021 and 2020, respectively	—	995
Common stock subscriptions receivable	—	(4,975,000)
Additional paid-in capital	370,459,705	375,428,014
Accumulated deficit	(370,787,610)	(359,056,683)
Total Navidea stockholders' (deficit) equity	(106,556)	1,315,604
Noncontrolling interest	731,299	731,303
Total stockholders’ equity	624,743	2,046,907
Total liabilities and stockholders’ equity	$6,644,833	$7,758,018

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2021	2020
Revenue:
Royalty revenue	$—	$7,995
License revenue	45,615	110,730
Grant and other revenue	485,898	796,288
Total revenue	531,513	915,013
Cost of revenue	—	1,048
Gross profit	531,513	913,965
Operating expenses:
Research and development	5,141,910	4,930,187
Selling, general and administrative	7,450,015	6,694,959
Total operating expenses	12,591,925	11,625,146
Loss from operations	(12,060,412)	(10,711,181)
Other income (expense):
Interest (expense) income, net	(6,361)	11,344
Gain on extinguishment of debt	366,000	—
Other, net	(14,115)	(21,854)
Total other income (expense), net	345,524	(10,510)
Net loss before income taxes	(11,714,888)	(10,721,691)
Provision for income taxes	(16,043)	—
Net loss	(11,730,931)	(10,721,691)
Loss attributable to noncontrolling interest	4	—
Deemed dividend on Series C and Series D Preferred Stock beneficial conversion feature	—	(663,889)
Net loss attributable to common stockholders	$(11,730,927)	$(11,385,580)

Loss attributable to common stockholders per common share (basic and diluted)	$(0.40)	$(0.48)
Weighted average shares outstanding	29,343,542	23,896,001

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Preferred Stock		Preferred Stock Subscribed		Preferred Stock	Common Stock Issued		Common Stock Subscribed		Common Stock	Additional		Non-
	Shares	Amount	Shares	Amount	Subscriptions Receivable	Shares	Amount	Shares	Amount	Subscriptions Receivable	Paid-In Capital	Accumulated Deficit	controlling Interest	Total
Balance, January 1, 2020	-	$-	-	$-	$-	19,234,960	$210,232	902,162	$902	$-	$345,847,676	$(347,671,102)	$731,303	$(880,989)
Issued stock in payment of services	-	-	-	-	-	23,810	24	-	-	-	70,177	-	-	70,201
Issued stock in payment of employee bonuses	-	-	-	-	-	94,159	94	-	-	-	171,428	-	-	171,522
Issued stock pursuant to private placements, net of issuance costs	-	-	-	-	-	3,280,691	3,281	(902,162)	(902)	-	(320)	-	-	2,059
Issued stock pursuant to registered direct offerings, net of issuance costs	-	-	-	-	-	1,647,059	1,647	-	-	-	1,248,353	-	-	1,250,000
Issued restricted stock	-	-	-	-	-	60,000	60	-	-	-	-	-	-	60
Issued stock to 401(k) plan	-	-	-	-	-	32,651	33	-	-	-	39,801	-	-	39,834
Issued stock upon exercise of warrants	-	-	-	-	-	300,595	300	-	-	-	(300)	-	-	-
Issued Series C Preferred Stock, net of issuance costs	420,000	420	-	-	-	-	-	-	-	-	4,162,758	-	-	4,163,178
Deemed dividend on Series C Preferred Stock	-	-	-	-	-	-	-	-	-	-	466,667	(466,667)	-	-
Issued stock upon conversion of Series C Preferred Stock	(420,000)	(420)	-	-	-	1,425,076	1,425	-	-	-	(1,005)	-	-	-
Issued stock in payment of Series C Preferred Stock fees	-	-	-	-	-	14,205	14	-	-	-	(14)	-	-	-
Issued stock pursuant to Jubilant MOU	-	-	-	-	-	209,205	209	-	-	-	999,791	-	-	1,000,000
Issued Series D Preferred Stock, net of issuance costs	17,750	18	-	-	-	-	-	-	-	-	132,089	-	-	132,107
Deemed dividend on Series D Preferred Stock	-	-	-	-	-	-	-	-	-	-	197,223	(197,223)	-	-
Issued stock upon conversion of Series D Preferred Stock	(17,750)	(18)	-	-	-	827,280	827	-	-	-	(809)	-	-	-
Stock subscribed in connection with Series D Preferred Stock	-	-	132,250	132	(10,300,000)	-	-	-	-	-	14,849,851	-	-	4,549,983
Stock subscribed in connection with private placement	-	-	-	-	-	-	-	995,000	995	(4,975,000)	7,014,126	-	-	2,040,121
Stock compensation expense	-	-	-	-	-	-	-	-	-	-	230,522	-	-	230,522
Net loss	-	-	-	-	-	-	-	-	-	-	-	(10,721,691)	-	(10,721,691)
Balance, December 31, 2020	-	-	132,250	132	(10,300,000)	27,149,691	218,146	995,000	995	(4,975,000)	375,428,014	(359,056,683)	731,303	2,046,907
Issued restricted stock	-	-	-	-	-	105,000	106	-	-	-	-	-	-	106
Issued stock to 401(k) plan	-	-	-	-	-	30,018	30	-	-	-	76,816	-	-	76,846
Issued Series D Preferred Stock	76,827	77	(76,827)	(76)	2,550,000	-	-	-	-	-	-	-	-	2,550,001
Issued stock upon conversion of Series D Preferred Stock	(54,750)	(55)	-	-	-	2,951,509	2,951	-	-	-	(2,896)	-	-	-
Series D Preferred Stock subscribed	-	-	(55,423)	(56)	7,750,000	-	-	-	-	-	(5,542,245)	-	-	2,207,699
Issued Series E Preferred Stock, net of issuance costs	50,000	50	-	-	-	-	-	-	-	-	4,929,988	-	-	4,930,038
Issued stock upon stock option exercise	-	-	-	-	-	4,000	4	-	-	-	4,236	-	-	4,240
Issued stock in lieu of cash for payment of director fees	-	-	-	-	-	53,819	54	-	-	-	85,881	-	-	85,935
Cancelled stock to pay employee tax obligations	-	-	-	-	-	(14,115)	(14)	-	-	-	(17,346)	-	-	(17,360)
Common stock subscribed	-	-	-	-	-	-	-	(995,000)	(995)	4,975,000	(4,974,005)	-	-	-
Stock compensation expense	-	-	-	-	-	-	-	-	-	-	471,262	-	-	471,262
Net loss	-	-	-	-	-	-	-	-	-	-	-	(11,730,927)	(4)	(11,730,931)
Balance, December 31, 2021	72,077	$72	-	$-	$-	30,279,922	$221,277	-	$-	$-	$370,459,705	$(370,787,610)	$731,299	$624,743

See accompanying notes to consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(11,730,931)	$(10,721,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	36,803	33,929
Amortization of license agreements, patents and trademarks	40,151	36,464
Non-cash lease expense	121,880	120,186
Loss on disposal and abandonment of patents and equipment	98,733	5,654
Stock compensation expense	471,262	230,521
Gain on extinguishment of debt	(366,000)	—
Value of stock issued to 401(k) plan for employer matching contributions	76,846	39,834
Value of stock issued in lieu of cash in payment of director fees	85,935	—
Value of stock issued in payment of employee bonuses	—	171,522
Value of stock issued in payment for services	—	70,201
Changes in operating assets and liabilities:
Receivables	(30,675)	839,020
Inventory	18,643	(169,798)
Prepaid expenses and other assets	358,203	1,019,230
Accounts payable	259,600	49,648
Accrued and other liabilities	622,738	348,410
Lease liabilities	(294,951)	(260,532)
Deferred revenue	13,608	13,609
Net cash used in operating activities	(10,218,155)	(8,173,793)
Cash flows from investing activities:
Payments for purchases of equipment	(25,218)	(135,881)
Proceeds from sales of equipment	—	1,042
Patent and trademark costs	(304,206)	(277,989)
Net cash used in investing activities	(329,424)	(412,828)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, including collection of stock subscriptions receivable	12,682,700	5,975,000
Payment of preferred stock issuance costs	(69,962)	(55,050)
Proceeds from issuance of common stock	4,346	4,442,560
Payment of tax withholdings related to stock-based compensation	(17,360)	—
Payment of common stock issuance costs	—	(150,000)
Proceeds from note payable	—	366,000
Principal payments on notes payable	(491,775)	(368,553)
Net cash provided by financing activities	12,107,949	10,209,957
Net increase in cash and cash equivalents	1,560,370	1,623,336
Cash and cash equivalents, beginning of period	2,670,495	1,047,159
Cash and cash equivalents, end of period	$4,230,865	$2,670,495

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

d.

Revenue Recognition: We currently generate revenue from a grant to support one of our product development initiatives. We generally recognize grant revenue when expenses reimbursable under the grant have been paid and payments under the grant become contractually due.

We also earn revenues related to our licensing and distribution agreements. The consideration we are eligible to receive under our licensing and distribution agreements typically includes upfront payments, reimbursement for research and development (“R&D”) costs, milestone payments, and royalties. Each licensing and distribution agreement is unique and requires separate assessment in accordance with current accounting standards. See Note 3.

e.

Stock-Based Compensation: As of December 31, 2021, we had instruments outstanding under two stock-based compensation plans; the Fourth Amended and Restated 2002 Stock Incentive Plan (the “2002 Plan”) and the Amended and Restated 2014 Stock Incentive Plan (the “2014 Plan”). Currently, under the 2014 Plan, we may grant incentive stock options, nonqualified stock options, and restricted stock awards to full-time employees and directors, and nonqualified stock options and restricted stock awards may be granted to our consultants and agents. Total shares authorized under the 2014 Plan is 1,750,000 shares. Although instruments are still outstanding under the 2002 Plan, the 2002 Plan has expired and no new grants may be made from it. Under both plans, the exercise price of each option is greater than or equal to the closing market price of our Common Stock on the date of the grant.

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

Expected volatilities are based on the Company’s historical volatility, which management believes represents the most accurate basis for estimating expected future volatility under the current circumstances. Navidea uses historical data to estimate forfeiture rates. The expected term of stock options granted is based on the vesting period and the contractual life of the options. The risk-free rate is based on the U.S. Treasury yield in effect at the time of the grant. The assumptions used to calculate the fair value of stock option awards granted during the years ended December 31, 2021 and 2020 are noted in the following table.

	2021			2020
Expected volatility	90%	-	102%	86%	-	102%
Weighted-average volatility		95%			92%
Expected forfeiture rate	5.2%	-	9.0%	7.0%	-	10.5%
Expected term (in years)	5.5	-	6.2	5.5	-	6.0
Risk-free rate	0.6%	-	1.4%	0.4%	-	1.5%
Expected dividends		—			—

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

f.

Research and Development Costs: R&D expenses include both internal R&D activities and external contracted services. Internal R&D activity expenses include salaries, benefits, and stock-based compensation, as well as travel, supplies, and other costs to support our R&D staff. External contracted services include clinical trial activities, manufacturing and control-related activities, and regulatory costs. R&D expenses are charged to operations as incurred. We review and accrue R&D expenses based on services performed and rely upon estimates of those costs applicable to the stage of completion of each project.

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

i.

Intangible Assets: Intangible assets consist primarily of license agreements, and patent and trademark costs. Intangible assets are stated at cost, less accumulated amortization. License agreements and patent costs are amortized using the straight-line method over the estimated useful lives of the license agreements and patents of approximately 5 to 15 years. Patent application costs are deferred pending the outcome of patent applications. Costs associated with unsuccessful patent applications and abandoned intellectual property are expensed when determined to have no recoverable value. We evaluate the potential alternative uses of all intangible assets, as well as the recoverability of the carrying values of intangible assets, on a recurring basis. During 2021 and 2020, we capitalized patent and trademark costs of $304,000 and $278,000, respectively. During 2021 and 2020, we abandoned patents with previously-capitalized patent costs of $99,000 and $9,000, respectively.

j.

Leases: All of our leases are operating leases and are included in right-of-use lease assets, current lease liabilities and noncurrent lease liabilities on our consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rates or implicit rates, when readily determinable. The discount rates used for each lease were based principally on the Platinum debt, which was secured and outstanding for most of 2018. We used a “build-up” method where the approach was to estimate the risk/credit spread priced into the debt rate and then adjust that for the remaining term of each lease. Additionally, some market research was completed on the Company’s peer group as identified for purposes of compensation analysis. Short-term operating leases which have an initial term of 12 months or less are not recorded on the consolidated balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense is included in selling, general and administrative expenses on our consolidated statements of operations. See Note 11.

k.

Contingent Liabilities: We are subject to legal proceedings and claims that arise in the normal course of business. In accordance with ASC Topic 450, Contingencies, we accrue for contingent liabilities when management determines it is probable that a liability has been incurred and the amount can be reasonably estimated. This determination requires significant judgment by management. As of the date of the filing of this Annual Report on Form 10-K, we are engaged in separate matters of ongoing litigation with Capital Royalty Partners II, L.P. and our former President and Chief Executive Officer, Dr. Michael Goldberg.

In  assessing whether we should accrue a liability in our financial statements as a result of the lawsuits, we considered various factors, including the legal and factual circumstances of the cases, the trial records and post-trial rulings of the applicable courts and appellate courts, the current status of the proceedings, applicable law and the views of legal counsel. We have concluded that a loss from these cases is not probable and reasonably estimable and, therefore, a liability has not been recorded with respect to these cases as of December 31, 2021. While we believe that the ultimate resolution of these matters will not have a material impact on our financial statements, the outcome of litigation is inherently uncertain and the final resolution of these matters may result in expense to us in excess of management's expectations. See Note 12.

l.

Convertible Preferred Stock: The Company evaluated the provisions of the Series C, Series D and Series E Convertible Preferred Stock under Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, ASC 815, Derivatives and Hedging, ASC 470, Debt, and Accounting Series Release (“ASR”) 268, Presentation in Financial Statements of “Redeemable Preferred Stocks.” Based on this evaluation, the Company determined that neither the Series C, Series D nor Series E Preferred Stock is a mandatorily redeemable financial instrument and any obligation to issue a variable number of shares of Common Stock is not unconditional. Accordingly, the Series C, Series D and Series E Preferred Stock should be classified as equity. Neither the embedded conversion option nor the embedded call option meet the criteria to be separated from the Series C, Series D or Series E Preferred stock and thus these features should not be bifurcated and accounted for as derivatives. Additionally, the Series C and Series D Preferred Stock contain a beneficial conversion feature (“BCF”). Prior to the adoption of Accounting Standards Update (“ASU”) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, effective January 1, 2021, the BCF resulted in an increase to additional paid-in capital and a discount on the Series C and Series D Preferred Stock. The discounts on the Series C and Series D Preferred Stock were considered to be fully amortized at the date of issuance because the Series C and Series D Preferred Stock are immediately convertible, resulting in a deemed dividend at the date of issuance for the amount of the BCF. Following adoption of ASU 2020-06, no BCF is recorded in the consolidated financial statements. Finally, the Company determined that the Series D and Series E Preferred Stock does not contain conversion features that could result in the Company being required to redeem a portion of the shares converted, thus the Series D and Series E Preferred Stock should not be classified in mezzanine equity. See Note 13.

m.

Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Due to the uncertainty surrounding the realization of the deferred tax assets in future tax returns, all of the deferred tax assets have been fully offset by a valuation allowance as of December 31, 2021 and 2020.

Current accounting standards include guidance on the accounting for uncertainty in income taxes recognized in the financial statements. Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility. As a result, no liability for uncertain tax positions was recorded as of December 31, 2021 or 2020 and we do not expect any significant changes in the next twelve months. Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense. As of December 31, 2021, tax years 2018-2021 remained subject to examination by federal and state tax authorities. See Note 14.

n.

Recently Adopted Accounting Standards: In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 is intended to improve the effectiveness of disclosure requirements on fair value measurements in Topic 820. ASU 2018-13 modifies certain disclosure requirements and is effective for annual and interim reporting periods beginning after December 15, 2019. The adoption of ASU 2018-13 did not have any impact on our consolidated financial statements or our fair value disclosures.

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

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 was issued to reduce the complexity associated with accounting for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock and improves the disclosures for convertible instruments and related earnings-per-share (“EPS”) guidance. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related EPS guidance. ASU 2020-06 is effective for public business entities except smaller reporting companies for annual and interim reporting periods beginning after December 15, 2021, and for annual and interim reporting periods beginning after December 15, 2023 for all other entities. Early adoption is permitted, but the guidance must be adopted as of the beginning of a fiscal year. We adopted ASU 2020-06 effective January 1, 2021 using the modified retrospective method. Prior to the adoption of ASU 2020-06, the BCF contained in the Series C and Series C Preferred Stock resulted in an increase to additional paid-in capital and a discount on the Series C and Series D Preferred Stock. The discounts on the Series C and Series D Preferred Stock were considered to be fully amortized at the date of issuance because the Series C and Series D Preferred Stock are immediately convertible, resulting in a deemed dividend at the date of issuance for the amount of the BCF. Following adoption of ASU 2020-06, no BCF is recorded in the consolidated financial statements. The adoption of ASU 2020-06 did not result in a cumulative effect adjustment to retained earnings.

o.

Recently Issued Accounting Standards: In May 2021, the FASB Issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. ASU 2021-04 was issued to clarify and reduce diversity in an issuer’s accounting for modifications or exchange of freestanding equity-classified written call options (for example, warrants) that remain equity-classified after modification or exchange. ASU 2021-04 requires that an entity treat a modification or exchange of a freestanding equity-classified written call option that remains equity-classified after modification or exchange be treated as an exchange of the original instrument for a new instrument. ASU 2021-04 also clarifies how an entity should measure and recognize the effect of a modification or exchange of a freestanding equity-classified written call option that remains equity-classified after modification or exchange. ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and should be implemented prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including in an interim period. We do not expect the adoption of ASU 2021-04 to have a material impact on our consolidated financial statements.

In November 2021, the FASB issued ASU No. 2021-10, Disclosures by Business Entities about Government Assistance. ASU 2021-10 was issued to increase the transparency of government assistance. ASU 2021-10 requires that entities make certain annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The required disclosures include: (1) information about the nature of the transactions and the related accounting policy used to account for the transactions; (2) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item; and (3) significant terms and conditions of the transactions, including commitments and contingencies. The amendments in ASU 2021-10 are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. Early application of the amendments is permitted. An entity should apply the amendments in ASU 2021-10 either (1) prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or (2) retrospectively to those transactions. We do not expect the adoption of ASU 2021-10 to have an impact on our consolidated financial statements, however we do expect to make the additional disclosures required by the update.

2.	Liquidity

The Company has been engaged in litigation with Platinum-Montaur Life Sciences LLC (“Platinum-Montaur”), an affiliate of Platinum Management (NY) LLC, Platinum Partners Value Arbitrage Fund L.P., Platinum Partners Capital Opportunity Fund, Platinum Partners Liquid Opportunity Master Fund L.P., Platinum Liquid Opportunity Management (NY) LLC, and Montsant Partners LLC (collectively, “Platinum”). See Note 12.

In addition, the Company is engaged in ongoing litigation with our former President and Chief Executive Officer, Dr. Goldberg. See Note 12.

The Company has also been engaged in ongoing litigation with Capital Royalty Partners II L.P. (“CRG”). See Note 12.

In February 2020, the Company executed agreements with two existing investors to purchase approximately 4.0 million shares of the Company’s Common Stock for aggregate gross proceeds to Navidea of approximately $3.4 million. The entire $3.4 million was received during the first three quarters of 2020. See Note 13.

On May 6, 2020, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent with Keystone Capital Partners, LLC (“Keystone”) pursuant to which the Company agreed to issue to Keystone 420,000 shares of newly-designated Series C Redeemable Convertible Preferred Stock (the “Series C Preferred Stock”) for an aggregate purchase price of $4.2 million. The entire $4.2 million was received and the related Series C Preferred Stock was issued during the second and third quarters of 2020. The Series C Preferred Stock was guaranteed by a portion of the proceeds of the CRG Judgment. See Note 13.

On August 9, 2020, the Company entered into a binding memorandum of understanding (“MOU”) with Jubilant Draximage Inc., dba Jubilant Radiopharma, Radiopharmaceuticals Division (“Jubilant”). The MOU outlines the terms and framework for a potential Exclusive License and Distribution Agreement (“ELDA”) for Navidea’s Tc99m-Tilmanocept Rheumatoid Arthritis diagnostic application in the United States, Canada, Mexico, and Latin America. In connection with the MOU, the Company entered into a Stock Purchase Agreement with Jubilant (the “Jubilant Stock Purchase Agreement”), pursuant to which Jubilant purchased $1.0 million in shares of the Company’s common stock (the “Transaction Shares”) in exchange for exclusivity of negotiations while due diligence efforts are completed. The investment was priced “at market,” which was the closing price of Navidea’s common stock on the NYSE American on the trading day immediately preceding the investment.

The execution of the ELDA is subject to certain conditions, including negotiation of a definitive agreement in mutually acceptable form and Jubilant’s completion of its due diligence. See Note 13.

On August 30, 2020, the Company entered into a Stock Purchase Agreement (the “Common Stock Purchase Agreement”) with each of the investors named therein (the “Investors”), pursuant to which the Investors agreed to purchase from the Company, up to $25.0 million in shares of the Company’s common stock, par value $0.001 per share (“Common Stock”). We received only $25,000 of the $5.0 million that was owed under the Common Stock Purchase Agreement. During the second quarter of 2021, the Company determined that it was unlikely that the remaining $4.975 million would ever be collected. Accordingly, the common stock subscription receivable was reversed from the consolidated balance sheet during the second quarter of 2021. On December 14, 2021, the Company terminated the Common Stock Purchase Agreement. See Note 13.

On August 31, 2020, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent (the “Series D Preferred Stock Purchase Agreement”) with Keystone pursuant to which the Company agreed to issue to Keystone 150,000 shares of newly-designated Series D Redeemable Convertible Preferred Stock (the “Series D Preferred Stock”) for an aggregate purchase price of $15.0 million. Pursuant to the Series D Preferred Stock Purchase Agreement, Keystone agreed to purchase Series D Preferred Stock in amounts to be determined by Keystone in one or more closings before the end of the nine-month period following the date when the Company’s prospectus supplement to its existing registration statement on Form S-3 was filed with the SEC. Through July 7, 2021, Keystone purchased 72,500 shares of Series D Preferred Stock pursuant to the Series D Preferred Stock Purchase Agreement for an aggregate purchase price of $7.25 million, leaving a remaining balance of 77,500 shares of Series D Preferred Stock. On July 8, 2021 (the “Amendment Effective Date”), the Company entered into an Amendment to Stock Purchase Agreement and Letter of Investment Intent (the “Series D Amendment”) with Keystone pursuant to which Keystone purchased 22,077 shares of Series D Preferred Stock for an aggregate purchase price of approximately $2.2 million. After purchasing the 22,077 shares, Keystone has no further right or obligation to purchase shares of Series D Preferred Stock. Including the purchases pursuant to the Series D Amendment, Keystone’s purchases of Series D Preferred Stock pursuant to the Series D Purchase Agreement during the year ended December 31, 2021 totaled 76,827 shares of Series D Preferred Stock for an aggregate purchase price of approximately $7.7 million. The Series D Preferred Stock is convertible into a maximum of 5,147,000 shares of Common Stock. As of the date of filing of this Annual Report on Form 10-K, the 22,077 outstanding shares of Series D Preferred Stock have not been converted. See Note 13.

On March 2, 2021, the Company entered into a Stock Purchase Agreement and Letter of Investment Intent (the “Series E Preferred Stock Purchase Agreement”) with an existing accredited investor, John K. Scott, Jr. pursuant to which the Company issued to Mr. Scott in a private placement transaction 50,000 shares of newly-designated Series E Redeemable Convertible Preferred Stock (the “Series E Preferred Stock”) for an aggregate purchase price of $5.0 million. The Series E Preferred Stock is convertible into a maximum of 2,173,913 shares of Common Stock. As of the date of filing of this Annual Report on Form 10-K, none of the Series E Preferred Stock has been converted. See Note 13.

Navidea has used the net proceeds from these transactions to fund its R&D programs, including continued advancement of its two Phase 2b and Phase 3 clinical trials of Tc99m tilmanocept in patients with rheumatoid arthritis, and for general working capital purposes and other operating expenses.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted on March 27, 2020. Among the provisions contained in the CARES Act was the creation of the Paycheck Protection Program (“PPP”) that provides for Small Business Administration (“SBA”) Section 7(a) loans for qualified small businesses. PPP loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. On May 18, 2020, Fifth Third Bank (the “Lender”) funded a loan to the Company in the amount of $366,000 under the SBA’s PPP (the “PPP Loan”). In accordance with the loan forgiveness requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs, rent and utilities. On February 23, 2021, the Lender notified the Company that the entire PPP Loan amount of $366,000 was forgiven. See Note 10.

We do not believe there has been a significant impact to the Company’s clinical development and regulatory timelines resulting from the ongoing COVID-19 global pandemic. However, the COVID-19 outbreak delayed enrollment in our NAV3-32 clinical study in the United Kingdom due to national COVID-19-related shutdowns. In addition, the regulatory approval process in India was delayed by the impact of COVID-19 in that country.

The Company has experienced recurring net losses and has used significant cash to fund its operations. The Company has considerable discretion over the extent of development project expenditures and has the ability to curtail the related cash flows as needed. The Company also has funds remaining under outstanding grant awards, and continues working to establish new sources of funding, including collaborations, potential equity investments, and additional grant funding that can augment the balance sheet. However, based on our current working capital and our projected cash burn, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the filing of this Annual Report on Form 10-K.

3.	Revenue from Contracts with Customers

Navidea is focused on the development and commercialization of precision immunodiagnostic agents and immunotherapeutics. We manage our business based on two primary types of drug products: (i) diagnostic substances, including Tc99m tilmanocept and other diagnostic applications of our Manocept platform, and (ii) therapeutic development programs, including all therapeutic applications of our Manocept platform Tc99m tilmanocept, which the Company has a license to distribute outside of Canada, Mexico and the United States, is the only one of the Company’s drug product candidates that has been approved for sale in any market. The Company has license and distribution agreements in place in India and China, however Tc99 tilmanocept has only been approved for sale in Europe and Australia. On May 11, 2020, the Company terminated its license and distribution agreement in Europe and Australia.

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

During the years ended December 31, 2021 and 2020, the Company recognized revenue from contracts with customers of approximately $46,000 and $119,000, respectively. During the years ended December 31, 2021 and 2020, the Company did not recognize any related impairment losses, nor did the Company recognize any revenue from performance obligations associated with long-term contracts that were satisfied (or partially satisfied) in previous periods.

The following table disaggregates the Company’s revenue from contracts with customers for the years ended December 31, 2021 and 2020.

	Years Ended December 31,
	2021	2020
Royalty revenue:
Tc99m tilmanocept - Europe	$—	$7,995

License revenue:
Tc99m tilmanocept - Europe	$45,615	$110,730

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

Through December 31, 2021, the Company has not capitalized any contract-related costs as contract assets.

The following table summarizes the changes in contract liabilities, the current portion of which is included in accrued liabilities and other in the consolidated balance sheets, during the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
Total deferred revenue, beginning of period	$700,000	$700,000
Revenue deferred related to sublicense	—	160,000
Refund of deferred revenue related to sublicense	—	(160,000)
Revenue recognized from satisfaction of performance obligations	—	—
Total deferred revenue, end of period	$700,000	$700,000

The Company had license revenue receivable of approximately $1,000 and $59,000 outstanding as of December 31, 2021 and 2020, respectively.

In addition to revenue from contracts from customers, we also generate revenue from National Institutes of Health (“NIH”) grants to support various product development initiatives. The revenue recognition standard applies to revenue from contracts with customers. A customer is defined as a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ongoing major or central operations in exchange for consideration. The Company’s ongoing major or central operations consist of the development and commercialization of precision immunodiagnostic agents and immunotherapeutics. The NIH and its various institutes are responsible for biomedical and public health research and provide major biomedical research funding to non-NIH research facilities and entities such as Navidea. While the Company will directly benefit from any knowledge gained from the project, there is also a public health benefit provided, which justifies the use of public funds in the form of the grants. Based on the nature of the Company’s operations and the terms of the grant awards, Navidea does not have a vendor-customer relationship with the NIH and the grant awards are outside the scope of the revenue recognition standard. Accordingly, the revenue recognition standard need not be applied to the NIH grants. During the years ended December 31, 2021 and 2020, the Company recognized grant revenue of $88,000 and $696,000, respectively.

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

Pursuant to the Termination Agreement, the parties agreed that neither owed the other any payments due under the License Agreement as of the Termination Date and that, among other things, SpePharm no longer has any right in, nor claim to, any intellectual property owned by the Company or its affiliates anywhere in the world. SpePharm also agreed to perform certain wind-down activities (the “Wind-Down Activities”) during the six-month period following the Termination Date (the “Transition Period”), which Transition Period was extended by ninety days. The Wind-Down Activities included, without limitation, SpePharm transferring to the Company or its designee(s) the regulatory approvals controlled by SpePharm or its affiliates for the purpose of marketing, distributing and selling the Products in the Licensed Territory. SpePharm also transferred to the Company certain tenders and other customer and sales contracts related to the Products. Subject to the terms of the Termination Agreement, Norgine, an affiliate of SpePharm, agreed to guarantee SpePharm’s performance of its obligations under the Termination Agreement. Although the Transition Period has elapsed, SpePharm continued to fulfill customer orders until the Company obtained the regulatory license required to distribute the product in Europe, which license was received in the fourth quarter of 2021.

4.	Stock-Based Compensation

For the years ended December 31, 2021 and 2020, our total stock-based compensation expense, which includes reversals of expense and incremental expense for certain modified, forfeited or cancelled awards, was approximately $471,000 and $231,000, respectively. We have not recorded any income tax benefit related to stock-based compensation for the years ended December 31, 2021 and 2020.

On November 23, 2021, our former Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, Jed A. Latkin, signed a Separation Agreement and General Release (the “Separation Agreement”) in connection with his resignation from those positions and as a director on October 24, 2021 (the “Separation Date”). Pursuant to the Separation Agreement, among other things, the Company agreed to provide Mr. Latkin with certain separation benefits, commencing on the “Effective Date,” defined as the eighth day after Mr. Latkin signed, without revoking, the Separation Agreement. On the Effective Date, each of Mr. Latkin’s unvested stock options vested, and all of his vested stock options (covering 69,918 shares) and previously unvested options (covering 333,332 shares) may be exercised by Mr. Latkin on or before the earlier of the fifth anniversary of the Separation Date and the original expiration date. On the Effective Date, each of Mr. Latkin’s 33,333 outstanding unvested restricted stock units became fully vested, and all of such restricted stock units were settled within thirty days after the Separation Date, less applicable withholding in shares of common stock. As a result of these equity award modifications, the Company reversed prior expense of $503,000 and recognized incremental expense of $243,000 during the fourth quarter of 2021.

A summary of the status of our stock options as of December 31, 2021, and changes during the year then ended, is presented below.

	Year Ended December 31, 2021
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2021	549,970	$8.81
Granted	459,500	1.94
Exercised	(4,000)	1.06
Canceled and forfeited	(83,590)	4.70
Expired	(2,090)	61.75
Outstanding, December 31, 2021	919,790	$5.67	6.5	$—
Exercisable, December 31, 2021	549,024	$8.40	4.6	$—

The weighted average grant-date fair value of options granted in 2021 and 2020 was $1.46 and $1.36, respectively. During 2021, 4,000 stock options with an aggregate intrinsic value of $2,500 were exercised in exchange for issuance of 4,000 shares of our Common Stock, resulting in gross proceeds of $4,240. No stock options were exercised during 2020. The aggregate fair value of stock options vested during 2021 and 2020 was $122,000 and $0, respectively.

A summary of the status of our unvested restricted stock as of December 31, 2021, and changes during the year then ended, is presented below.

	Year Ended December 31, 2021
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested, January 1, 2021	60,000	$2.90
Granted	105,000	1.48
Vested	(70,000)	2.81
Unvested, December 31, 2021	95,000	$1.40

During 2021 and 2020, 70,000 and 15,000 shares, respectively, of restricted stock vested with aggregate vesting date fair values of $113,000 and $17,000, respectively. During 2021 and 2020, 20,000 and 15,000 shares of restricted stock held by non-employee directors with aggregate fair values of $43,000 and $17,000, respectively, vested as scheduled according to the terms of the restricted stock agreements.

As of December 31, 2021, there was approximately $320,000 of total unrecognized compensation cost related to stock option and restricted stock awards, which we expect to recognize over remaining weighted average vesting terms of 1.8 years.

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

Diluted loss per common share for the years ended December 31, 2021 and 2020 excludes the effects of 1,892,114 and 1,541,844 common share equivalents, respectively, since such inclusion would be anti-dilutive. The excluded shares consist of common shares issuable upon exercise of outstanding stock options and warrants.

The Company’s unvested stock awards contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”). Therefore, the unvested stock awards are required to be included in the number of shares outstanding for both basic and diluted earnings per share calculations. However, due to our loss from continuing operations, 95,000 and 60,000 shares of unvested restricted stock for the years ended December 31, 2021 and 2020, respectively, were excluded in determining basic and diluted loss per share because such inclusion would be anti-dilutive.

6.	Stock Subscriptions and Other Receivables and Concentrations of Credit Risk

Stock subscriptions and other receivables as of December 31, 2021 and 2020 consist of the following:

	2021	2020
Related parties	$86,796	$—
Stock subscriptions	—	2,925,000
License revenue	1,021	58,754
Grant revenue	919	1,117
Other	4,256	2,448
Total stock subscriptions and other receivables	$92,992	$2,987,319

As of December 31, 2021 and 2020, approximately 0% and 98%, respectively, of net stock subscriptions and other receivables were due from investors. As of December 31, 2021 and 2020, there was no allowance for doubtful accounts. We do not believe we are exposed to significant credit risk related to the receivables due from related parties based on receipt of a majority of these amounts prior to the filing of this Annual Report on Form 10-K. We believe that we have adequately addressed credit risks in estimating the allowance for doubtful accounts.

7.	Inventory

The components of net inventory as of December 31, 2021 and 2020 are presented in the following table.

	December 31, 2021	December 31, 2020
Materials	$50,000	$77,750
Finished goods	101,155	92,048
Total inventory	$151,155	$169,798

During 2021 and 2020, we utilized $28,000 and $11,000, respectively, of materials inventory for process development purposes. Also during 2021 and 2020, we allocated $0 and $39,000, respectively, of finished goods inventory for use in clinical trials. These transactions were recorded in research and development expense in the consolidated statement of operations.

8.	Property and Equipment

The major classes of property and equipment are presented in the following table.

	Useful Life (years)			2021	2020
Purchased software		3		$320,435	$320,435
Production machinery and equipment		5		214,356	214,356
Other machinery and equipment, primarily computers and research equipment	3	–	5	304,492	297,315
Leasehold improvements*	Term of Lease			23,511	12,448
Furniture and fixtures		7		3,512	825
Total property and equipment				$866,306	$845,379

*	We amortize leasehold improvements over the term of the lease, which in all cases is shorter than the estimated useful life of the asset.

During 2021 and 2020, we recorded $36,803 and $33,929, respectively, of depreciation and amortization related to property and equipment.

9.	Accounts Payable, Accrued Liabilities and Other

Accounts payable as of December 31, 2021 and 2020 includes an aggregate of $57,000 and $66,000 respectively, due to related parties for director fees. Accrued liabilities and other as of December 31, 2021 and 2020 includes an aggregate of $1.2 million and $755,000, respectively, due to related parties for accrued separation costs, bonuses and benefits. During the second quarter of 2021, the Company began paying director fees in both cash and stock. As a result, the cash portion of director fees due are included in accounts payable and the stock portion are included in accrued liabilities and other in the consolidated balance sheet as of December 31, 2021. During the fourth quarter of 2021, certain directors elected to defer receipt of both cash and stock for director fees until at least July 1, 2022.

Accrued liabilities and other as of December 31, 2021 and 2020 are presented in the following table.

	2021	2020
Contracted services	$1,913,756	$1,725,866
Compensation	1,194,719	755,494
Other	40,865	31,634
Total accrued liabilities and other	$3,149,340	$2,512,994

10.	Notes Payable

First Insurance Funding

In November 2019, we prepaid $349,000 of insurance premiums through the issuance of a note payable to First Insurance Funding (“FIF”) with an interest rate of 5.0%. The note was payable in eight monthly installments of $44,000, with the final payment made in July 2020.

Interest expense related to the FIF note payable totaled $5,000 during the year ended December 31, 2020.

IPFS Corporation

In November 2020, we prepaid $442,000 of insurance premiums through the issuance of a note payable to IPFS Corporation (“IPFS”) with an interest rate of 3.5%. The note was payable in seven monthly installments of $64,000, with the final payment made in June 2021. In November 2021, we prepaid $566,000 of insurance premiums through the issuance of a note payable to IPFS with an interest rate of 4.36%. The note is payable in five monthly installments of $114,000, with the final payment due in April 2022.

Interest expense related to the IPFS notes payable totaled $6,000 and $1,000 during the years ended December 31, 2021 and 2020, respectively. The balance of the IPFS notes was approximately $453,000 and $379,000 as of December 31, 2021 and 2020, respectively, and was included in notes payable, current in the consolidated balance sheets.

Paycheck Protection Program

The CARES Act was enacted on March 27, 2020. Among the provisions contained in the CARES Act was the creation of the PPP that provides for SBA Section 7(a) loans for qualified small businesses. PPP Loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. On May 18, 2020, the Lender funded the PPP Loan in the amount of $366,000. In accordance with the loan forgiveness requirements of the CARES Act, the Company used the proceeds from the PPP Loan primarily for payroll costs, rent and utilities. On February 23, 2021, the Lender notified the Company that the entire PPP Loan amount of $366,000 had been forgiven. The forgiveness was recorded as a gain on extinguishment of debt on the consolidated statement of operations. See Note 2.

Summary

During the years ended December 31, 2021 and 2020, we recorded interest expense of $6,000 in both periods related to our notes payable. Annual principal maturities of our notes payable are $453,000 in 2022.

11.	Leases

We currently lease approximately 5,000 square feet of office space at 4995 Bradenton Avenue, Dublin, Ohio, as our principal offices, at a monthly base rent of approximately $3,000. The current lease term expires in June 2023.

In addition, we currently lease approximately 25,000 square feet of office space at 5600 Blazer Parkway, Dublin, Ohio, formerly our principal offices, at a monthly base rent of approximately $27,000 during 2021. The current lease term expires in October 2022 with an option to extend for an additional five years. The Company does not intend to renew this lease. In June 2017, the Company executed a sublease arrangement for the Blazer space, providing for monthly sublease payments to Navidea of approximately $39,000 through October 2022.

We currently lease office equipment at a monthly payment of approximately $100, expiring in October 2024. We also leased a vehicle at a monthly payment of approximately $300, which expired in September 2021.

Total operating lease expense was $172,000 and $198,000 for the years ended December 31, 2021 and 2020, respectively. Operating lease expense was recorded in selling, general and administrative expenses on our consolidated statements of operations.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of December 31, 2021.

Maturity of Lease Liabilities	Operating Lease Payments
2022	$291,111
2023	19,699
2024	1,355
Total undiscounted operating lease payments	312,165
Less imputed interest	16,159
Present value of operating lease liabilities	$296,006

Balance Sheet Classification
Current lease liabilities	$275,718
Noncurrent lease liabilities	20,288
Total operating lease liabilities	$296,006

Other Information
Weighted-average remaining lease term for operating leases (years)	0.9
Weighted-average discount rate for operating leases	10.96%

Cash paid for amounts included in the present value of operating lease liabilities was $344,000 and $339,000 during the years ended December 31, 2021 and 2020, respectively, and is included in operating cash flows.

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

CRG Litigation

The Company has been engaged in ongoing litigation with CRG, in its capacity as a lender and as control agent for other affiliated lenders party to the CRG Loan Agreement (collectively, the “CRG Lenders”), in the District Court of Harris County, Texas (the “Texas Court”) relating to CRG’s claims of default under the terms the CRG Loan Agreement. Following a trial in December 2017, the Texas Court ruled that the Company’s total obligation to CRG was in excess of $66.0 million, limited to $66.0 million under the Global Settlement Agreement (“GSA”) dated March 3, 2017. The Texas Court acknowledged only the $59.0 million payment made in March 2017, concluding that the Company owed CRG another $7.0 million, however the Texas Court did not expressly take the Company’s June 2016 payment of $4.1 million into account and awarded, as part of the $66.0 million, amounts that had already been paid as part of the $4.1 million. The Company believes that this $4.1 million should be credited against the $7.0 million and has appealed the Texas Court’s judgment. The Court of Appeals dismissed the Company’s appeal without reaching the merits due to a contractual waiver of appeal.

On April 9, 2018, CRG drew approximately $7.1 million on the Cardinal Health 414, LLC (“Cardinal Health 414”) letter of credit. These were funds to which Navidea would otherwise have been entitled. This was in addition to the $4.1 million and the $59.0 million that Navidea had previously paid to CRG.

The Company has also been engaged in ongoing litigation with CRG in the Court of Common Pleas of Franklin County, Ohio (the “Ohio Court”) related to Navidea’s claims that the CRG Lenders fraudulently induced Navidea to enter into a settlement agreement and breached the terms of the same through certain actions taken by the CRG Lenders in connection with the GSA, pursuant to which Navidea agreed to pay up to $66.0 million to the CRG Lenders, as well as through actions and misrepresentations by CRG after the GSA was executed. The claims in that suit were for breach of contract, conversion and unjust enrichment against the CRG Lenders for their collection of more than $66.0 million, the maximum permitted under the GSA, and their double recovery of amounts paid as part of the $4.1 million paid in June 2016 and recovered again as part of the $66.0 million. CRG’s double recovery and recovery of more than $66.0 million are due to CRG drawing the entire $7.1 million on the Cardinal Health 414 letter of credit. The CRG Lenders sought a Writ of Prohibition in the Ohio Supreme Court to prevent this case from moving forward, which was denied, and proceedings resumed in front of the Ohio Court. Following an unsuccessful mediation on May 7, 2019, Navidea moved for summary judgment on June 28, 2019. On November 27, 2019, the Ohio Court found that when CRG collected more than $66.0 million, they took an excess recovery and breached the GSA. The Ohio Court awarded approximately $4.3 million to Navidea, plus statutory interest from April 9, 2018, the date CRG drew on the Cardinal Health 414 letter of credit. The Ohio Court also found that there was no unjust enrichment or conversion by CRG since this was a matter of contract and only contract damages were appropriate. The decision was a final appealable order and terminated the case before the Ohio Court. On December 5, 2019, CRG filed a notice of appeal with Ohio’s 10th District Court of Appeals regarding the judgment in favor of Navidea. The briefing of the appeal concluded on March 27, 2020, and oral argument on the appeal was held on September 23, 2020. On March 16, 2021, Ohio’s 10th District Court of Appeals issued a decision which reversed the Ohio Court’s November 27, 2019 ruling that CRG breached the GSA and its award of $4.3 million plus statutory interest to Navidea. The Ohio Court of Appeals held that the Ohio Court did not have jurisdiction to adjudicate Navidea’s claims and therefore did not rule on the factual merits of Navidea’s claims regarding CRG’s recovery in excess of the contractually agreed maximum amount. The Ohio Supreme Court declined to hear the case so the Ohio litigation has concluded.

In April 2018, CRG asserted claims against Navidea and MT for alleged breaches of the GSA and the CRG Loan Agreement entered into by Navidea arising from the Navidea’s challenge to CRG’s drawing down on letters of credit in the full amount of $7.1 million which Navidea claims resulted in an overpayment of approximately $4.2 million under the CRG Loan Agreement. CRG also seeks declaratory judgment relief that essentially mirrors their claims for affirmative relief, i.e., that the Company breached the GSA and indemnification provision of the CRG Loan Agreement, and that CRG did not breach the GSA.

On November 21, 2021, the Texas Court entered an interlocutory judgment declaring that CRG did not breach the GSA, but that Navidea did breach the GSA and the indemnification provision of the CRG Loan Agreement. In the interlocutory order, the Texas Court awarded as damages reasonable attorneys' fees in an amount, if any, to be determined at trial. The case is set for a bench trial on May 17, 2022. CRG has made a claim of approximately $2.8 million in attorneys' fees they contend they are entitled to in connection with the alleged breaches of the agreements. Navidea contends CRG have received payments in excess of the amounts owed under the CRG Loan Agreement and are not entitled to an award of attorney’s fees. Discovery is ongoing and a motion to amend the interlocutory partial summary judgment is pending. The amount of ultimate liability, if any, with respect to this action is unknown. See Note 2.

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

On November 30, 2018, Platinum-Montaur filed a notice of appeal with the United States Court of Appeals for the Second Circuit (the “Second Circuit”) claiming that the District Court erred in dismissing Platinum-Montaur’s claims for breach of contract and unjust enrichment. On January 22, 2019, Platinum-Montaur filed its brief in the Second Circuit, asking the Second Circuit to reverse the District Court and remand the case to the District Court for further proceedings. The Second Circuit held oral argument in this matter on September 5, 2019. On November 25, 2019, the Second Circuit issued a decision which remanded the case to the District Court for further consideration of whether the District Court had jurisdiction over the case following removal from the New York Supreme Court. The Second Circuit did not address the merits of Platinum-Montaur’s allegations against Navidea. By agreement of the parties, the case was remanded from the District Court to the New York Supreme Court. Navidea filed a Motion to Dismiss on June 4, 2020, and on September 2, 2020, the New York Supreme Court granted the Motion to Dismiss. Platinum-Montaur filed a Notice of Appeal of the New York Supreme Court’s decision on September 23, 2020 and the appeal was docketed with the Appellate Department-First Division. Platinum-Montaur perfected an appeal of the judgment in favor of the Company on or about June 28, 2021. In February 2022, Platinum and the Company settled their dispute and Platinum’s lawsuit was dismissed. See Note 2.

Goldberg Agreement and Litigation

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

On February 11, 2019, Dr. Goldberg represented to the MT Board that he had, without MT Board or shareholder approval, created a subsidiary of MT, transferred all of the assets of MT into the subsidiary, and then issued himself stock in the subsidiary. On February 19, 2019, Navidea notified MT that it was terminating the sublicense in accordance with its terms, effective March 1, 2019, due to MT’s insolvency. On February 20, 2019, the MT Board removed Dr. Goldberg as President and Chief Executive Officer of MT and from any other office of MT to which he may have been appointed or in which he was serving. Dr. Goldberg remains a member of the MT Board, together with John K. Scott, Jr. and Dr. Michael S. Rosol. Mr. Scott is also the Vice Chair of the Board of Directors of Navidea. On or about February 17, 2022, the Joint Official Liquidators and Foreign Representatives of PPVA executed the necessary paperwork to transfer its preferred stock in MT to Navidea.

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

In addition, the District Court found Navidea’s breach of fiduciary duty claim against Dr. Goldberg for conduct occurring more than three years prior to the filing of the complaint to be time-barred and that Dr. Goldberg is entitled to an advancement of attorneys’ fees solely with respect to that claim. To avoid further litigation expenses, the Company agreed to indemnify Dr. Goldberg solely with respect to the breach of fiduciary duty claim.

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

On May 27, 2021, the District Court ordered that: (1) Dr. Goldberg be awarded $14,955 for indemnification for his attorneys’ fees for his defense of the breach of fiduciary duty claim; (2) Dr. Goldberg be advanced $1,237.50 for his attorneys’ fees subject to repayment; (3) Navidea should not be required to indemnify or advance any of the costs sought by Dr. Goldberg; (4) Dr. Goldberg is not entitled to advancement for the prosecution of his counterclaims and third-party claims; (5) Dr. Goldberg’s motion to hold Navidea in contempt be denied; and (6) Navidea should not be required to advance any additional fees or costs unless Dr. Goldberg presents his time records and costs in compliance with the District Court’s orders. The Company has made the payments ordered by the District Court.

On August 6, 2021, the Company moved for reconsideration of its obligations to advance fees in light of the Delaware Court’s decision dated June 23, 2021 (described below). On October 14, 2021, the Magistrate Judge recommended that Navidea’s motion for reconsideration be denied. On March 7, 2022, the District Court adopted the Report and Recommendation in part and permitted Dr. Goldberg to seek advancement for his fees incurred in defense of his claims since September 1, 2020. Dr. Goldberg’s application is due on or before April 8, 2022.

Fact discovery and expert discovery in the New York Action have been completed. The Company has moved to disqualify Dr. Goldberg’s damages expert and briefing in the District Court on that issue will be concluded on April 1, 2022.

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

On June 23, 2021, the Delaware Court ruled in favor of MT and against Dr. Goldberg, finding that Dr. Goldberg breached his fiduciary duties to MT. Specifically, the Delaware Court ruled: “Dr. Goldberg attempted to take for himself that which belonged to [MT]. In doing so, he breached his duty of loyalty to [MT] stockholders. [MT] was absolutely justified in bringing this action to remedy (in this case undo) the harm caused by Dr. Goldberg’s misconduct.” The Delaware Court disagreed with MT’s arguments regarding damages and, other than awarding nominal damages, declined to award additional relief beyond that which it had previously granted. With respect to MT’s claim for conversion, the Delaware Court found that the claim was not supported because “Dr. Goldberg confirmed that he currently does not own or possess any intellectual property related to either Navidea or [MT]” and that “any IP Dr. Goldberg created while at Navidea or any of its subsidiaries was and remains the property of Navidea and its subsidiaries.” In addition, the Delaware Court denied Dr. Goldberg’s motion to hold MT’s directors and CEO in contempt, denied Dr. Goldberg’s motion to dismiss the lawsuit against him, and granted MT’s motion to dismiss Dr. Goldberg’s petition to remove MT’s board members. On December 9, 2021, Dr. Goldberg was ordered to reimburse MT in the amount of $66,796.33 and has paid that amount to MT. Neither party has appealed the Delaware Court’s decision and the Delaware Court’s decisions are now final. See Note 2.

NYSE American Continued Listing Standards

On January 28, 2022, the Company received a deficiency letter from the NYSE American LLC stating that Navidea was not in compliance with a certain NYSE American continued listing standard relating to stockholders’ equity. Specifically, the deficiency letter stated that we are not in compliance with Section 1003(a)(iii) of the NYSE American Company Guide, which requires an issuer to have stockholders’ equity of $6.0 million or more if it has reported losses from continuing operations and/or net losses in its five most recent fiscal years. The deficiency letter noted that we had stockholders’ equity of $4.1 million as of September 30, 2021, and reported net losses from continuing operations in our five most recent fiscal years ended December 31, 2020.

We submitted a plan to the NYSE American on February 28, 2022 advising of actions we have taken and will take to regain compliance with the continued listing standards by July 28, 2023. If our plan is not accepted, or if we do not make progress consistent with the plan, or if we otherwise fail to regain compliance by the deadline, the NYSE American may commence delisting procedures. There is no assurance that we will meet continued listing standard.

13.	Equity Instruments

a.

Preferred Stock and Common Stock: In December 2019, the Company executed a Stock Purchase Agreement with the investors named therein. Pursuant to the Stock Purchase Agreement, the investors agreed to purchase approximately 2.1 million shares of the Company’s Common Stock in a private placement for aggregate gross proceeds to the Company of approximately $1.9 million. Of this amount, approximately $1.1 million was received during 2019 and the remaining $812,000 of proceeds were received and the related Common Stock was issued in January 2020.

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

On August 30, 2020, the Company entered into a Common Stock Purchase Agreement with each of the Investors named therein, pursuant to which the Investors agreed to purchase from the Company, up to $25.0 million in shares of the Company’s Common Stock. The initial closing of the sale and purchase of the Common Stock (the “Initial Closing”) was required to occur within forty-five (45) business days after the date on which the NYSE American approved the Company’s listing application for the Common Stock. The Investors agreed to purchase an aggregate of 1,000,000 shares of Common Stock at the Initial Closing, at a purchase price of $5.00 per share. Subsequent closings of the sale and purchase of the Common Stock (each a “Subsequent Closing”) were to occur from time to time after the Initial Closing on such dates and times as agreed upon by the Company and the Investors, but in any event no later than ninety (90) business days after the Initial Closing; provided that the closing price of the Common Stock on the NYSE American exchange shall have closed at or above $5.00 for five consecutive trading days. The Investors were to purchase the Common Stock at such Subsequent Closing at a price per share equal to market value within the meaning of Section 713 of the NYSE American Company Guide; provided that in no event would the Investors be obligated to purchase Common Stock at a Subsequent Closing at a price greater than $5.75 per share. The Company had the right to terminate the Common Stock Purchase Agreement upon written notice to the Investors if (a) the Initial Closing had not occurred within ninety (90) days of the date of the agreement or (b) if the Investors have not purchased an aggregate of $25.0 million in Common Stock as of the date that was ninety (90) business days after the Initial Closing. Notwithstanding the foregoing, no Investor was obligated to purchase any Common Stock if such shares proposed to be purchased, when aggregated with all other shares of Common Stock then owned beneficially by such Investor and its affiliates, would have resulted in the beneficial ownership by such Investor and its affiliates of more than 4.99% of the then issued and outstanding shares of Common Stock. One of the Company’s existing investors, John K. Scott, Jr., was a party to the Common Stock Purchase Agreement and agreed to purchase $25,000 of Common Stock, which amount was received and the related 5,000 shares of Common Stock were issued during 2020. In accordance with current accounting guidance, the remaining $4.975 million of stock subscriptions receivable was included in common stock subscriptions receivable on the consolidated balance sheet as of December 31, 2020. During the second quarter of 2021, the Company determined that it was unlikely that the remaining $4.975 million would ever be collected. Accordingly, the common stock subscription receivable was reversed from the consolidated balance sheet during the second quarter of 2021. On December 14, 2021, the Company terminated the Common Stock Purchase Agreement. See Note 2.

On August 31, 2020, the Company entered into the Series D Preferred Stock Purchase Agreement with Keystone pursuant to which the Company agreed to issue to Keystone 150,000 shares of newly-designated Series D Preferred Stock for an aggregate purchase price of $15.0 million. Pursuant to the Series D Preferred Stock Purchase Agreement, Keystone agreed to purchase Series D Preferred Stock in amounts to be determined by Keystone in one or more closings during the nine-month period following the date on which the prospectus supplement to register the underlying Common Stock was filed with the SEC, provided that all of the Series D Preferred Stock must be purchased by such date. Holders of the Series D Preferred Stock have the option to convert some or all of the Series D Preferred Stock into shares of the Company’s Common Stock at a 10% discount to market (the “Series D Conversion Shares”), provided that the Company may not issue such Series D Conversion Shares in excess of 19.99% of the number of shares of Company common stock outstanding as of the date of the investment without shareholder approval, which the Company is not required to seek. The Series D Preferred Stock is convertible into a maximum of 5,147,000 shares of Common Stock.

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

Of the $15.0 million, approximately $1.8 million was received and the related 17,750 shares of Series D Preferred Stock were issued during 2020. The Company recorded a deemed dividend of approximately $197,000 related to the BCF of the 17,750 shares of Series D Preferred Stock that were issued during 2020. These 17,750 shares were subsequently converted into 827,280 shares of Common Stock during 2020. An additional $2.9 million was received and the related 29,250 shares of Series D Preferred Stock were issued during the period beginning on January 1, 2021 and ending on March 26, 2021, the date of filing of the 2020 Annual Report on Form 10-K. These 29,250 shares of Series D Preferred Stock were subsequently converted into 1,375,089 shares of Common Stock during the period beginning on January 1, 2021 and ending on March 26, 2021. In accordance with current accounting guidance, $2.9 million of stock subscriptions receivable was included in stock subscriptions and other receivables, and approximately $10.3 million was included in preferred stock subscriptions receivable in the consolidated balance sheet as of December 31, 2020.

Through July 7, 2021, Keystone purchased 72,500 shares of Series D Preferred Stock pursuant to the Series D Preferred Stock Purchase Agreement for an aggregate purchase price of $7.25 million, which were subsequently converted into 3,778,789 shares of Common Stock through December 31, 2021. Of those amounts, 17,750 shares of Series D Preferred Stock were purchased and converted into 827,280 shares of Common Stock in 2020, and 54,750 shares of Series D Preferred Stock were purchased and converted into 2,951,509 shares of Common Stock in 2021. On July 8, 2021, the Company entered into the Series D Amendment with Keystone pursuant to which Keystone purchased 22,077 shares of Series D Preferred Stock for an aggregate purchase price of approximately $2.2 million. After purchasing the 22,077 shares, Keystone has no further right or obligation to purchase shares of Series D Preferred Stock. Accordingly, the Series D Preferred Stock subscription receivable was reduced to $0 on the condensed consolidated balance sheet as of December 31, 2021. Including the purchases pursuant to the Series D Amendment, Keystone’s purchases of Series D Preferred Stock pursuant to the Series D Purchase Agreement during the year ended December 31, 2021 totaled 76,827 shares of Series D Preferred Stock for an aggregate purchase price of approximately $7.7 million. The Series D Amendment also contains a customary mutual release provision. As of December 31, 2021, 22,077 shares of Series D Preferred Stock remain outstanding. See Note 2.

On March 2, 2021, the Company entered into a Series E Preferred Stock Purchase Agreement with an existing accredited investor, John K. Scott, Jr. pursuant to which the Company issued to Mr. Scott in a private placement transaction 50,000 shares of Series E Preferred Stock for an aggregate purchase price of $5.0 million.

Under the Series E Preferred Stock Purchase Agreement, Mr. Scott was granted a right of first offer with respect to future issuances of Company securities (the “Right of First Offer”); provided, however, that in no event shall Mr. Scott have such right if the acquisition of any of such securities would result in Mr. Scott beneficially holding more than 33.33% of the Company’s outstanding Common Stock on an as-converted basis, as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules thereunder (the “Share Cap”). In the event that Mr. Scott does not exercise the Right of First Offer, the Company will then be entitled to offer and sell the new securities to any third party at a price not less than, and upon terms no more favorable to the offeree than, those offered to Mr. Scott (a “Third Party Offering”). Pursuant to the Series E Preferred Stock Purchase Agreement, Mr. Scott also has the option to purchase up to 33.33% of the new securities offered in a Third-Party Offering at the same price and upon the terms available to the other purchaser(s) (the “Preemptive Right”); provided, however, that in no event may Mr. Scott acquire new Company securities in a Third-Party Offering to the extent the acquisition thereof would violate the Share Cap. The Right of First Offer and the Preemptive Right expired on December 31, 2021.

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

Navidea has used the net proceeds from these transactions to fund its R&D programs, including continued advancement of its two Phase 2b and Phase 3 clinical trials of Tc99m tilmanocept in patients with rheumatoid arthritis, and for general working capital purposes and other operating expenses. See Note 2.

During the years ended December 31, 2021 and 2020, we issued 30,018 and 32,651 shares of Common Stock as matching contributions to our 401(k) Plan which were valued at $76,846 and $39,834, respectively.

During the year ended December 31, 2020, we issued 94,159 shares of our Common Stock valued at $172,000 to our full-time employees as partial payment in lieu of cash for their 2019 bonuses. No such stock bonus payments were made during the year ended December 31, 2021.

b.

Stock Warrants: As of December 31, 2021, there are 972,324 outstanding warrants to purchase Common Stock. The warrants are exercisable at prices ranging from $0.20 to $49.80 per share with a weighted average exercise price per share of $17.97. The warrants have remaining outstanding terms ranging from 0.2 to 13.6 years.

The following table summarizes information about our outstanding warrants as of December 31, 2021.

	Exercise Price		Number of Warrants	Expiration Date
Series HH	$49.80		15,060	6/25/2023
Series LL	0.20		218,264	8/20/2035
Series NN	30.00		550,000	3/3/2022
Series OO	0.9375		189,000	6/13/2024
Total warrants	$17.97	*	972,324

*	Weighted average exercise price.

In addition, 300 warrants to purchase MT Common Stock at $2,000 per share expired in March 2020.

c.

Common Stock Reserved: As of December 31, 2021, we have reserved 1,892,114 shares of authorized Common Stock for the exercise of all outstanding stock options and warrants, 1,368,211 shares for the issuance of Common Stock upon conversion of Series D Preferred Stock, 2,173,913 shares for the issuance of Common Stock upon conversion of Series E Preferred Stock and 49,242 shares to be issued to certain directors who elected to defer receipt of both cash stock for director fees until at least July 1, 2022. An additional 250,000 shares of Common Stock have been reserved for issuance to Dr. Goldberg related to the Goldberg Agreement. See Note 11.

14.	Income Taxes

As of December 31, 2021 and 2020, our deferred tax assets (“DTAs”) were approximately $48.5 million and $45.8 million, respectively. The components of our deferred tax assets are summarized in the following table.

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$36,793,074	$34,365,098
R&D credit carryforwards	9,501,299	9,301,709
Stock compensation	481,098	419,654
Intangibles	567,213	616,926
Disallowed interest expense	851,247	852,338
Temporary differences	305,974	267,312
Deferred tax assets before valuation allowance	48,499,905	45,823,037
Valuation allowance	(48,499,905)	(45,823,037)
Net deferred tax assets	$—	$—

Current accounting standards require a valuation allowance against DTAs if, based on the weight of available evidence, it is more likely than not that some or all of the DTAs may not be realized. Due to the uncertainty surrounding the realization of these DTAs in future tax returns, all of the DTAs have been fully offset by a valuation allowance as of December 31, 2021 and 2020.

In assessing the realizability of DTAs, management considers whether it is more likely than not that some portion or all of the DTAs will not be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods) and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the DTAs are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences or tax carryforwards as of December 31, 2021.

The Tax Cuts and Jobs Act (the “Tax Act”) was signed into law on December 22, 2017. The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018. Consequently, we recorded a decrease related to DTAs of $26.4 million with a corresponding net adjustment to a valuation allowance of $26.4 million for the year ended December 31, 2018. The Tax Act repealed the AMT for corporations, and permited any existing AMT credit carryforwards to be used to reduce the regular tax obligation in 2018, 2019 and 2020. Companies may continue using AMT credits to offset any regular income tax liability in years 2018 through 2020, with 50% of remaining AMT credits refunded in each of the 2018, 2019 and 2020 tax years, and all remaining credits refunded in tax year 2021. This results in full realization of an existing AMT credit carryforward irrespective of future taxable income. The CARES Act was signed into law on March 27, 2020 and allowed an acceleration of the full remaining AMT credit carryforward as a refund in the current year. Accordingly, the Company filed for and received the refund of all $621,000 of AMT credit carryforwards, plus interest, in June 2020.

As of December 31, 2021 and 2020, we had U.S. net operating loss carryforwards of approximately $164.1 million and $153.3 million, respectively. Of those amounts, $14.9 million relates to stock-based compensation tax deductions in excess of book compensation expense (“APIC NOLs”) as of December 31, 2021, that will be credited to additional paid-in capital when such deductions reduce taxes payable as determined on a "with-and-without" basis. Accordingly, these APIC NOLs will reduce federal taxes payable if realized in future periods, but NOLs related to such benefits are not included in the table above. As of December 31, 2017, we adopted ASU 2016-09 and thereby eliminated all APIC NOLs with a full offset to a valuation allowance.

As of December 31, 2021 and 2020, we also had state net operating loss carryforwards of approximately $20.1 million. The state net operating loss carryforwards will begin expiring in 2032.

As of December 31, 2021 and 2020, we had U.S. R&D credit carryforwards of approximately $9.1 million and $8.9 million, respectively.

There were no expirations of U.S. NOL carryforwards during 2021 or 2020. U.S. R&D credit carryforwards of $0 and $72,000 expired during 2021 and 2020, respectively.

The details of our U.S. net operating loss and federal R&D credit carryforward amounts and expiration dates are summarized in the following table.

		As of December 31, 2021
Generated	Expiration	U.S. Net Operating Loss Carryforwards	U.S. R&D Credit Carryforwards
2001	2021	$—	$39,128
2002	2022	—	5,350
2003	2023	—	2,905
2004	2024	—	22,861
2005	2025	—	218,332
2006	2026	—	365,541
2007	2027	—	342,898
2008	2028	—	531,539
2009	2029	—	596,843
2010	2030	—	1,094,449
2011	2031	—	1,950,744
2012	2032	18,898,490	468,008
2013	2033	37,450,522	681,772
2014	2034	34,088,874	816,116
2015	2035	25,073,846	492,732
2016	2036	15,581,209	262,257
2017	2037	—	387,892
2018	N/A	—	197,547
2019	N/A	11,245,808	213,065
2020	N/A	11,018,478	222,842
2021	N/A	10,746,123	238,717
Total carryforwards		$164,103,350	$9,112,411

Under Sections 382 and 383 of the Internal Revenue Code (“IRC”) of 1986, as amended, the utilization of U.S. net operating loss and R&D tax credit carryforwards may be limited under the change in stock ownership rules of the IRC. The Company completed a Section 382 analysis through December 31, 2021 and believes that a Section 382 ownership change has not occurred.

Reconciliations between the statutory federal income tax rate and our effective tax rate for continuing operations are presented in the following table.

	2021		2020
	Amount	%	Amount	%
Benefit at statutory rate	$(2,460,126)	(21.0)%	$(2,390,972)	(21.0)%
Adjustments to valuation allowance	2,676,868	22.9%	2,521,625	22.1%
Adjustments to R&D credit carryforwards	(199,589)	(1.7)%	(151,129)	(1.3)%
Permanent items and other	(1,110)	(0.1)%	20,476	0.2%
Provision (benefit) per financial statements	$16,043		$—

15.	Segments

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

The information in the following tables is derived directly from each reportable segment’s financial reporting.

Year Ended December 31, 2021	Diagnostics	Therapeutics	Corporate	Total
Royalty revenue	$—	$—	$—	$—
License revenue	45,615	—	—	45,615
Grant and other revenue	485,898	—	—	485,898
Total revenue	531,513	—	—	531,513
Research and development expenses, excluding depreciation and amortization	4,488,177	653,733	—	5,141,910
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	4,438	7,368,623	7,373,061
Depreciation and amortization (2)	24,162	—	52,792	76,954
Loss from operations (3)	(3,980,826)	(658,171)	(7,421,415)	(12,060,412)
Other income (4)	—	—	345,524	345,524
Provision for income taxes	(5,452)	(901)	(9,690)	(16,043)
Net loss	(3,986,278)	(659,072)	(7,085,581)	(11,730,931)
Total assets, net of depreciation and amortization:
United States	$107,931	$—	$6,326,031	$6,433,962
International	210,281	—	590	210,871
Capital expenditures	—	—	25,218	25,218

Year Ended December 31, 2020	Diagnostics	Therapeutics	Corporate	Total
Royalty revenue	$7,995	$—	$—	$7,995
License revenue	110,730	—	—	110,730
Grant and other revenue	482,221	314,067	—	796,288
Total revenue	600,946	314,067	—	915,013
Cost of revenue	1,048	—	—	1,048
Research and development expenses	4,593,459	336,728	—	4,930,187
Selling, general and administrative expenses, excluding depreciation and amortization (1)	299,959	800	6,323,807	6,624,566
Depreciation and amortization (2)	10,068	—	60,325	70,393
Loss from operations (3)	(4,303,588)	(23,461)	(6,384,132)	(10,711,181)
Other expense (4)	—	—	(10,510)	(10,510)
Net loss	(4,303,588)	(23,461)	(6,394,642)	(10,721,691)
Total assets, net of depreciation and amortization:
United States	$139,121	$—	$7,416,106	$7,555,227
International	202,791	—	—	202,791
Capital expenditures	120,810	—	15,071	135,881

(1)

General and administrative expenses, excluding depreciation and amortization, represent costs that relate to the general administration of the Company and as such are not currently allocated to our individual reportable segments, other than those expenses directly incurred by Navidea Europe, Navidea UK and MT.

(2)	Depreciation and amortization are reflected in selling, general and administrative expenses ($76,954 and $70,393 for the years ended December 31, 2021 and 2020, respectively).
(3)

Loss from operations does not reflect the allocation of certain selling, general and administrative expenses, excluding depreciation and amortization, to our individual reportable segments, other than those expenses directly incurred by Navidea Europe, Navidea UK and MT.

(4)	Amounts consist primarily of gain on extinguishment of debt, interest income and interest expense, which are not currently allocated to our individual reportable segments.

16.	Material Agreements

a)

Research and Development Agreements: In January 2002, we completed a license agreement with the University of California, San Diego (“UCSD”) for the exclusive world-wide rights to Tc99m tilmanocept for use in lymphatic mapping. The license agreement was effective until the later of the expiration date of the longest-lived underlying patent. In July 2014, we amended the license agreement to extend the agreement until the third anniversary of the expiration date of the longest-lived underlying patent. Under the terms of the license agreement, UCSD granted us the exclusive rights to make, use, sell, offer for sale and import licensed products as defined in the agreement and to practice the defined licensed methods during the term of the agreement. We could also sublicense the patent rights, subject to certain sublicense terms as defined in the agreement. In consideration for the license rights, we agreed to pay UCSD a license issue fee of $25,000 and license maintenance fees of $25,000 per year. We also agreed to make payments to UCSD upon successfully reaching certain clinical, regulatory and cumulative sales milestones, and a royalty on net sales of licensed products subject to a $25,000 minimum annual royalty. In addition, we agreed to reimburse UCSD for all patent-related costs and to meet certain diligence targets.

In connection with the sale of the rights to sell Tc99m tilmanocept in the United States, Canada and Mexico to Cardinal Health 414, the Company amended and restated its Tc99m tilmanocept license agreement with UCSD pursuant to which UCSD granted a license to the Company to exploit certain intellectual property rights owned by UCSD and, separately, Cardinal Health 414 entered into a license agreement with UCSD pursuant to which UCSD granted a license to Cardinal Health 414 to exploit certain intellectual property rights owned by UCSD for Cardinal Health 414 to sell Tc99m tilmanocept in the United States, Canada and Mexico. Total costs related to the UCSD license agreement for net sales and royalties of Tc99m tilmanocept outside the United States, Canada and Mexico were $4,000 and $1,000 in 2021 and 2020, respectively, and were recorded as a reduction in license revenue and in cost of revenue, respectively. Total costs related to the UCSD license agreement for annual maintenance fees, milestones and patent-related costs were $21,000 and $34,000 in 2021 and 2020, respectively, and were recorded in R&D expenses.

In July 2014, the Company executed an expanded license agreement for the exclusive world-wide rights to all diagnostic and therapeutic uses of tilmanocept (other than Tc99m tilmanocept used in lymphatic mapping). The license agreement is effective until the third anniversary of the expiration date of the longest-lived underlying patent. Under the terms of the license agreement, UCSD has granted us the exclusive rights to make, use, sell, offer for sale and import licensed products as defined in the agreement and to practice the defined licensed methods during the term of the agreement. We may also sublicense the patent rights, subject to certain sublicense terms as defined in the agreement. As consideration for the license rights, we agreed to pay UCSD a license issue fee of $25,000 and license maintenance fees of $25,000 per year. We also agreed to make payments to UCSD upon successfully reaching certain clinical, regulatory and cumulative sales milestones, and a royalty on net sales of licensed products subject to a $25,000 minimum annual royalty. In addition, we agreed to reimburse UCSD for all patent-related costs and to meet certain diligence targets. Total costs related to the UCSD license agreement for tilmanocept were $25,000 and $275,000 in 2021 and 2020, respectively, and were recorded in R&D expenses.

b)

Separation Agreement: Effective July 27, 2020 through October 24, 2021, Mr. Latkin was employed under an employment agreement that provided for an annual base salary of $490,000. On November 23, 2021, Mr. Latkin signed a Separation Agreement and General Release (the “Separation Agreement”) in connection with his resignation from his positions as Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, and as a director, on October 24, 2021 (the “Separation Date”). Pursuant to the Separation Agreement, among other things, the Company agreed to provide Mr. Latkin with certain separation benefits, commencing on the “Effective Date,” defined as the eighth day after Mr. Latkin signs, without revoking, the Separation Agreement. These separation benefits include continued payment of Mr. Latkin’s base salary of $490,000, less all relevant taxes and other withholdings, on the following basis: (i) for 12 months, 100% of his base salary, minus an aggregate $24,000 deducted monthly pro rata for reimbursement of Mr. Latkin’s attorney fees which were paid by the Company, and (ii) for 10 months following the expiration of the first 12-month period, 50% of his base salary. On the Effective Date, each of Mr. Latkin’s unvested stock options vested, and all of his vested stock options (covering 69,918 shares) and previously unvested options (covering 333,332 shares) may be exercised by Mr. Latkin on or before the earlier of the fifth anniversary of the Separation Date and the original expiration date. On the Effective Date, each of Mr. Latkin’s 33,333 outstanding unvested restricted stock units became fully vested, and all of such restricted stock units were settled within thirty days after the Separation Date, less applicable withholding in shares of common stock. The Company also agreed to reimburse Mr. Latkin for expenses incurred pursuant to Company policy. For purposes of assistance provided in certain litigation matters, the Company agreed to pay Mr. Latkin $250 per hour, subject to certain limitations. Mr. Latkin will also be entitled to receive, subject to his timely execution and non-revocation of the Separation Agreement, a payment equal to up to one percent of total capital raised during the twenty-two months following the Separation Date through one of two investment banking firms introduced to the Company by Mr. Latkin, less relevant taxes and withholdings and subject to certain payment terms. In addition, Mr. Latkin and the Company generally released each other from any and all claims each may have against the other.

17.	Employee Benefit Plan

We maintain an employee benefit plan under Section 401(k) of the IRC (the “401(k) Plan”). The 401(k) Plan allows employees to make contributions and we may, but are not obligated to, match a portion of the employee’s contribution with our Common Stock, up to a defined maximum. We also pay certain expenses related to maintaining the 401(k) Plan. Beginning January 1, 2021, the Company’s Board of Directors increased the Company match rate from 40% of employee contributions to the 401(k) Plan up to 5% of the employee’s salary, to 100% of employee contributions to the 401(k) Plan up to 6% of the employee’s salary. We recorded expenses related to the 401(k) Plan of $148,000 and $49,000 during 2021 and 2020, respectively

18.	Supplemental Disclosure for Statements of Cash Flows

We paid interest aggregating $9,000 and $6,000 in 2021 and 2020, respectively. In February 2020, the Company amended its existing office lease and recognized a right-of-use lease asset in exchange for a lease liability of $100,432. During 2020, we issued 94,159 shares of our common stock valued at $172,000 to our employees as partial payment in lieu of cash for their 2019 bonuses. During 2021 and 2020, we issued 30,018 and 32,651 shares of Common Stock, respectively, as matching contributions to our 401(k) Plan which were valued at $76,846 and $39,834, respectively. In November 2021, we prepaid $566,000 of insurance premiums through the issuance of a note payable to IPFS with an interest rate of 4.36%. In November 2020, we prepaid $442,000 of insurance premiums through the issuance of a note payable to IPFS with an interest rate of 3.5%. During 2020, 411,000 Series OO warrants to purchase the Company’s common stock were exercised on a cashless basis in exchange for issuance of 300,595 shares of Navidea Common Stock. During 2020, the Company recorded a deemed dividend of approximately $467,000 related to the BCF on 420,000 shares of Series C Preferred Stock, and 420,000 shares of Series C Preferred Stock were converted into 1,425,076 shares of Common Stock. Also during 2020, the Company recorded a deemed dividend of approximately $197,000 related to the BCF on 17,750 shares of Series D Preferred Stock, and 17,750 shares of Series D Preferred Stock were converted into 827,280 shares of Common Stock.

19.	Subsequent Events

The Company has evaluated events and transactions subsequent to December 31, 2021 and through the date these consolidated financial statements were included in this Annual Report on Form 10-K and filed with the SEC.