Form 10-Q
period 2022-06-30
NAVIDEA BIOPHARMACEUTICALS, INC.
filed 2022-08-15
CIK 810509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,367,292 shares of common stock, par value $.001 per share (as of the close of business on August 8, 2022).

NAVIDEA BIOPHARMACEUTICALS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I – Financial Information

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	3

	Condensed Consolidated Statements of Operations for the Three-Month and Six-Month Periods Ended June 30, 2022 and 2021 (unaudited)	5

	Condensed Consolidated Statements of Stockholders’ (Deficit) Equity for the Six-Month Periods Ended June 30, 2022 and 2021 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2022 and 2021 (unaudited)	8

	Notes to the Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

	Forward-Looking Statements	26

	The Company	26

	Technology and Product Candidates	27

	Outlook	31

	Results of Operations	32

	Liquidity and Capital Resources	33

	Off-Balance Sheet Arrangements	35

	Recent Accounting Standards	35

	Critical Accounting Policies	35

	Critical Accounting Estimates	36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

	Disclosure Controls and Procedures	36

	Changes in Control Over Financial Reporting	37

PART II – Other Information

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 6.	Exhibits	38

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$328,012	$4,230,865
Receivables	30,069	92,992
Inventory, net	315,670	151,155
Prepaid expenses and other	496,989	908,273
Total current assets	1,170,740	5,383,285
Property and equipment	821,416	866,306
Less accumulated depreciation and amortization	673,493	745,816
Property and equipment, net	147,923	120,490
Right-of-use lease assets	448,940	448,940
Less accumulated amortization	381,654	320,725
Right-of-use lease assets, net	67,286	128,215
License agreements, patents and trademarks	1,081,762	953,424
Less accumulated amortization	191,198	167,773
License agreements, patents and trademarks, net	890,564	785,651
Other assets	227,192	227,192
Total assets	$2,503,705	$6,644,833

(continued)

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (continued)

	June 30, 2022	December 31, 2021
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	(unaudited)
Current liabilities:
Accounts payable	$2,426,652	$1,421,317
Accrued liabilities and other	2,776,924	3,149,340
Note payable, current	—	453,427
Lease liabilities, current	118,409	275,718
Total current liabilities	5,321,985	5,299,802
Lease liabilities, net of current portion	2,062	20,288
Deferred revenue	700,000	700,000
Note payable to related party, net of discount of $779,695	720,305	—
Total liabilities	6,744,352	6,020,090
Commitments and contingencies (See Note 10)
Stockholders’ (deficit) equity:
Preferred stock; $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Series D preferred stock; $.001 par value, 150,000 shares authorized; 22,077 shares issued and outstanding as of June 30, 2022 and December 31, 2021	22	22
Series E preferred stock; $.001 par value, 50,000 shares authorized; 0 and 50,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	50
Series F preferred stock; $.001 par value, 1,740 shares authorized; 1,740 and 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2	—
Series G preferred stock; $.001 par value, 3,260 shares authorized; 3,260 and 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	3	—
Series H preferred stock; $.001 par value, 75,000 shares authorized; 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock; $.001 par value, 300,000,000 shares authorized; 30,364,792 and 30,279,922 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	221,361	221,277
Additional paid-in capital	372,019,758	370,459,705
Accumulated deficit	(376,774,310)	(370,787,610)
Total stockholders' deficit	(4,533,164)	(106,556)
Noncontrolling interest	292,517	731,299
Total Navidea stockholders’ (deficit) equity	(4,240,647)	624,743
Total liabilities and stockholders’ (deficit) equity	$2,503,705	$6,644,833

See accompanying notes to condensed consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Sales revenue	$6,519	$—	$6,519	$—
License revenue	—	13,063	—	35,549
Grant and other revenue	51,007	247,983	51,007	349,234
Total revenue	57,526	261,046	57,526	384,783
Cost of revenue	473	—	473	—
Gross profit	57,053	261,046	57,053	384,783
Operating expenses:
Research and development	1,723,988	1,498,056	2,893,242	2,720,810
Selling, general and administrative	1,255,666	1,432,610	3,065,695	3,663,355
Total operating expenses	2,979,654	2,930,666	5,958,937	6,384,165
Loss from operations	(2,922,601)	(2,669,620)	(5,901,884)	(5,999,382)
Other (expense) income:
Interest (expense) income, net	(83,584)	1,266	(87,246)	(1,609)
Gain on extinguishment of debt	—	—	—	366,000
Other, net	6,726	(5,686)	2,427	(5,941)
Total other (expense) income, net	(76,858)	(4,420)	(84,819)	358,450
Net loss	(2,999,459)	(2,674,040)	(5,986,703)	(5,640,932)
Loss attributable to noncontrolling interest	1	1	3	3
Net loss attributable to common stockholders	$(2,999,458)	$(2,674,039)	$(5,986,700)	$(5,640,929)

Loss attributable to common stockholders per common share (basic and diluted)	$(0.10)	$(0.09)	$(0.20)	$(0.20)
Weighted average shares outstanding	30,268,858	29,117,832	30,238,471	28,531,660

See accompanying notes to condensed consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

For the Six Months Ended June 30, 2022

	Preferred Stock		Common Stock Issued
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance, January 1, 2022	72,077	$72	30,279,922	$221,277	$370,459,705	$(370,787,610)	$731,299	$624,743
Issued stock in lieu of cash bonuses	-	-	16,632	17	16,948	-	-	16,965
Issued stock to 401(k) plan	-	-	53,238	53	44,667	-	-	44,720
Issued stock in lieu of cash for payment of director fees	-	-	7,500	7	6,518	-	-	6,525
MT Preferred Stock reacquired due to Platinum settlement	-	-	-	-	438,778	-	(438,778)	-
Stock compensation expense	-	-	-	-	184,850	-	-	184,850
Net loss	-	-	-	-	-	(2,987,242)	(3)	(2,987,245)
Balance, March 31, 2022	72,077	72	30,357,292	221,354	371,151,466	(373,774,852)	292,518	(2,109,442)
Series E Preferred Stock exchanged for Series F and Series G Preferred Stock	(45,000)	(45)	-	-	821,295	-	-	821,250
Issued stock in lieu of cash for payment of director fees	-	-	7,500	7	6,443	-	-	6,450
Stock compensation expense	-	-	-	-	40,554	-	-	40,554
Net loss	-	-	-	-	-	(2,999,458)	(1)	(2,999,459)
Balance, June 30, 2022	27,077	$27	30,364,792	$221,361	$372,019,758	$(376,774,310)	$292,517	$(4,240,647)

For the Six Months Ended June 30, 2021

	Preferred Stock		Preferred Stock Subscribed			Common Stock Issued		Common Stock Subscribed
	Shares	Amount	Shares	Amount	Preferred Stock Subscriptions Receivable	Shares	Amount	Shares	Amount	Common Stock Subscriptions Receivable	Additional Paid-In Capital	Accumulated Deficit	Non-controlling Interest	Total
Balance, January 1, 2021	—	$—	132,250	$132	$(10,300,000)	27,149,691	$218,146	995,000	$995	$(4,975,000)	$375,428,014	$(359,056,683)	$731,303	$2,046,907
Issued restricted stock	—	—	—	—	—	12,500	13	—	—	—	—	—	—	13
Issued stock to 401(k) Plan	—	—	—	—	—	30,018	30	—	—	—	76,816	—	—	76,846
Issued Series D Preferred Stock	31,750	32	(31,750)	(31)	250,000	—	—	—	—	—	—	—	—	250,001
Issued stock upon conversion of Series D Preferred Stock	(31,750)	(32)	—	—	—	1,513,978	1,514	—	—	—	(1,482)	—	—	—
Series D Preferred Stock subscribed	—	—	—	—	500,000	—	—	—	—	—	—	—	—	500,000
Issued Series E Preferred Stock, net of issuance costs	50,000	50	—	—	—	—	—	—	—	—	4,980,659	—	—	4,980,709
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	121,298	—	—	121,298
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,966,890)	(2)	(2,966,892)
Balance, March 31, 2021	50,000	50	100,500	101	(9,550,000)	28,706,187	219,703	995,000	995	(4,975,000)	380,605,305	(362,023,573)	731,301	5,008,882
Issued Series D Preferred Stock	23,000	23	(23,000)	(23)	1,800,000	—	—	—	—	—	—	—	—	1,800,000
Issued stock upon conversion of Series D Preferred Stock	(23,000)	(23)	—	—	—	1,437,531	1,437	—	—	—	(1,414)	—	—	—
Series D Preferred Stock subscribed	—	—	(55,423)	(56)	7,750,000	—	—	—	—	—	(5,542,245)	—	—	2,207,699
Incurred costs related to Series E Preferred Stock	—	—	—	—	—	—	—	—	—	—	(50,671)	—	—	(50,671)
Issued stock upon stock option exercise	—	—	—	—	—	2,000	2	—	—	—	2,118	—	—	2,120
Reversal of common stock subscribed	—	—	—	—	—	—	—	(995,000)	(995)	4,975,000	(4,974,005)	—	—	—
Stock compensation expense	—	—	—	—	—	—	—	—	—	—	142,180	—	—	142,180
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,764,039)	(1)	(2,674,040)
Balance, June 30, 2021	50,000	$50	22,077	$22	$—	30,145,718	$221,142	—	$—	$—	$370,181,268	$(364,697,612)	$731,300	$6,436,170

See accompanying notes to condensed consolidated financial statements.

Navidea Biopharmaceuticals, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,986,703)	$(5,640,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,649	37,606
Amortization of debt discount and issuance costs	56,182	—
Non-cash lease expense	60,929	60,957
Loss on abandonment of patent applications	62,388	—
Stock compensation expense	225,404	263,478
Gain on extinguishment of debt	—	(366,000)
Value of stock issued to 401(k) plan for employer matching contributions	44,720	76,846
Value of stock issued in payment of employee bonuses	16,965	—
Value of stock issued in payment of director fees	12,975	—
Changes in operating assets and liabilities:
Receivables	62,924	(130,218)
Inventory	(164,515)	(9,032)
Prepaid expenses and other assets	411,284	350,477
Accounts payable	1,005,335	(81,647)
Accrued and other liabilities	(418,347)	71,825
Lease liabilities	(175,535)	(156,634)
Deferred revenue	45,929	45,928
Net cash used in operating activities	(4,695,415)	(5,477,346)
Cash flows from investing activities:
Payments for purchases of equipment	(48,657)	(2,707)
Patent and trademark costs	(190,727)	(104,067)
Net cash used in investing activities	(239,384)	(106,774)
Cash flows from financing activities:
Proceeds from issuance of preferred stock, including stock subscriptions receivable	—	10,475,000
Payment of preferred stock issuance costs	—	(69,962)
Proceeds from issuance of common stock	—	2,133
Proceeds from note payable	1,500,000	—
Payment of debt issuance costs	(14,627)	—
Principal payments on notes payable	(453,427)	(379,443)
Net cash provided by financing activities	1,031,946	10,027,728
Net (decrease) increase in cash and cash equivalents	(3,902,853)	4,443,608
Cash and cash equivalents, beginning of period	4,230,865	2,670,495
Cash and cash equivalents, end of period	$328,012	$7,114,103

See accompanying notes to condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements (unaudited)

1.	Summary of Significant Accounting Policies

a.

Basis of Presentation: The information presented as of June 30, 2022 and for the three-month and six-month periods ended June 30, 2022 and 2021 is unaudited, but includes all adjustments (which consist only of normal recurring adjustments) that the management of Navidea Biopharmaceuticals, Inc. (“Navidea”, the “Company,” or “we”) believes to be necessary for the fair presentation of results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The balances as of June 30, 2022 and the results for the interim periods are not necessarily indicative of results to be expected for the year. The condensed consolidated financial statements should be read in conjunction with Navidea’s audited consolidated financial statements for the year ended December 31, 2021, which were included as part of our Annual Report on Form 10-K filed with the SEC on March 28, 2022 (“2021 Form 10-K”).

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

We also earn revenue from product sales to end customers, primarily in Europe. Revenue from product sales is generally recognized at the point where the customer obtains control of the goods and we satisfy our performance obligation, which occurs upon either shipment of the product or arrival at its destination, depending upon the shipping terms of the transaction. Our customers have no right to return products purchased in the ordinary course of business, however, we may allow returns in certain circumstances based on specific agreements.

In addition, we earn revenues related to our licensing and distribution agreements. The consideration we are eligible to receive under our licensing and distribution agreements typically includes upfront payments, reimbursement for research and development (“R&D”) costs, milestone payments, and royalties. Each licensing and distribution agreement is unique and requires separate assessment in accordance with current accounting standards. See Note 3.

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

e.

Intangible Assets: Intangible assets consist primarily of license agreements and patent and trademark costs. Intangible assets are stated at cost, less accumulated amortization. License agreements and patent costs are amortized using the straight-line method over the estimated useful lives of the license agreements and patents of approximately 5 to 15 years. Patent application costs are deferred pending the outcome of patent applications. Costs associated with unsuccessful patent applications and abandoned intellectual property are expensed when determined to have no recoverable value. We evaluate the potential alternative uses of all intangible assets, as well as the recoverability of the carrying values of intangible assets, on a recurring basis. During the six-month periods ended June 30, 2022 and 2021, we capitalized patent and trademark costs of $190,727 and $104,067, respectively. During the six-month periods ended June 30, 2022 and 2021, we abandoned patent applications with previously-capitalized patent costs of $62,388 and $0, respectively.

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

On April 10, 2022, the Company entered into a Stock Exchange and Loan Agreement (the “Purchase Agreement”) with John K. Scott, Jr., the current Vice Chairman of our Board of Directors, pursuant to which Mr. Scott agreed to make a loan to the Company in the principal amount of up to $2.5 million, of which $1.5 million was funded on the closing date. Mr. Scott funded an additional $1.0 million on July 1, 2022. The outstanding balance of the loan, which is evidenced by a Secured Term Note (the “Bridge Note”), bears interest at a rate of 8% per annum, with payments of interest only to be made monthly over a period of two years. All outstanding principal and accrued and unpaid interest under the Bridge Note is due and payable on the second anniversary of the Purchase Agreement. The Company’s obligations under the Bridge Note are secured by a first priority security interest in all of the Company’s assets and personal property pursuant to a Security Agreement. See Notes 8 and 16.

Beginning August 4, 2022 through August 17, 2022, the Company is offering its stockholders and certain warrant holders as of August 3, 2022 the right to purchase up to 35,000 units (“Units”) at a subscription price of $1,000 per Unit (the “Rights Offering”). Each Unit consists of one share of Series I Convertible Preferred Stock (“Series I Preferred Stock”) which is convertible into 1,538 shares of Common Stock and warrants to purchase an additional 1,538 shares of our Common Stock. The Rights Offering may result in aggregate gross proceeds of up to $35.0 million to the Company. Certain participants in the Rights Offering have the ability to pay the subscription price for their Units by cancelling or exchanging their shares of Series D Redeemable Convertible Preferred Stock (“Series D Preferred Stock”), Series F Redeemable Convertible Preferred Stock (“Series F Preferred Stock”) and/or Series G Redeemable Preferred Stock (“Series G Preferred Stock”) and the Company’s indebtedness evidenced by the Bridge Note, instead of paying by check or wire transfer of funds. The fair market value of the shares of each series of preferred stock and the Bridge Note to be cancelled or exchanged in the Rights Offering has been determined by the Company’s Board of Directors based on an independent appraisal obtained by the Company. The total amount of cash proceeds received by the Company will be reduced to the extent any such series of preferred stock and/or the Bridge Note are exchanged or cancelled in the Rights Offering. Net proceeds after deducting fees and expenses related to the Rights Offering will be used to fund our pivotal Phase 3 clinical trial for rheumatoid arthritis (“RA”), obtaining regulatory approvals, working capital, and for general corporate purposes.

We do not believe there has been a significant impact to the Company’s clinical development and regulatory timelines resulting from the ongoing COVID-19 global pandemic. However, the COVID-19 outbreak delayed enrollment in our NAV3-32 clinical study in the United Kingdom (“UK”) due to national COVID-19-related shutdowns. In addition, the regulatory approval process in India was delayed by the impact of COVID-19 in that country.

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

The Company has experienced recurring net losses and has used significant cash to fund its operations. The Company has considerable discretion over the extent of development project expenditures and has the ability to curtail the related cash flows as needed. The Company also continues working to establish new sources of funding, including the Rights Offering that is currently underway, other potential equity investments, collaborations and additional grant funding that can augment the balance sheet. However, based on our current working capital and our projected cash burn, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the filing of this Quarterly Report on Form 10-Q.

3.	Revenue from Contracts with Customers

Navidea is focused on the development and commercialization of precision immunodiagnostic agents and immunotherapeutics. We manage our business based on two primary types of drug products: (i) diagnostic substances, including Tc99m tilmanocept and other diagnostic applications of our Manocept platform, and (ii) therapeutic development programs, including all therapeutic applications of our Manocept platform. Tc99m tilmanocept, which the Company has a license to distribute outside of Canada, Mexico and the United States, is the only one of the Company’s drug product candidates that has been approved for sale in any market. Tc99 tilmanocept has only been approved for sale in the European Union (“EU”), the UK, India and Australia.

We earn revenue from product sales to end customers, primarily in Europe. Revenue from product sales is generally recognized at the point where the customer obtains control of the goods and we satisfy our performance obligation, which occurs upon either shipment of the product or arrival at its destination, depending upon the shipping terms of the transaction. Our customers have no right to return products purchased in the ordinary course of business, however, we may allow returns in certain circumstances based on specific agreements. Normal payment terms generally range from 30 to 90 days from invoice date, in accordance with each contract or purchase order.

The Company also recognizes revenue from up-front license fees and pre-market milestones after the cash has been received from its customers and the performance obligations have been met. Payments for sales-based royalties and milestones are generally received after the related revenue has been recognized and invoiced. Normal payment terms generally range from 15 to 90 days following milestone achievement or royalty invoice, in accordance with each contract.

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

During the three-month periods ended June 30, 2022 and 2021, the Company recognized revenue from contracts with customers of $6,519 and $13,063, respectively. During the six-month periods ended June 30, 2022 and 2021, the Company recognized revenue from contracts with customers of $6,519 and $35,549, respectively. During the three-month and six-month periods ended June 30, 2022 and 2021, the Company did not recognize any related impairment losses, nor did the Company recognize any revenue from performance obligations associated with long-term contracts that were satisfied (or partially satisfied) in previous periods.

The following table disaggregates the Company’s revenue from contracts with customers for the three-month and six-month periods ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales revenue:
Tc99m tilmanocept - Europe	$6,519	$—	$6,519	$—

License revenue:
Tc99m tilmanocept - Europe	$—	$13,063	$—	$35,549

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

Status of Regulatory Approval: The majority of revenue from contracts with customers will generally be recognized after the product is approved for sale in each market. Each Tc99m tilmanocept customer operates in its own distinct regulatory environment, and the laws and pathways to drug product approval vary by market. Tc99m tilmanocept has been approved for sale in the EU and the UK, thus the Company recognized revenue from sales in Europe. Tc99m tilmanocept was approved for sale in India in March 2022, however product sales have not yet commenced. Tc99m tilmanocept has not yet been approved for sale in China and may never achieve approval in that market. The regulatory pathways and timelines in China will impact whether and when the Company recognizes the related royalties and milestones. Similarly, NAV4694 has not yet been approved for sale in any market, thus the timing of any revenue related to that product will be dependent on the regulatory pathways and timelines in each market in which Meilleur seeks regulatory approval.

Through June 30, 2022, the Company has not capitalized any contract-related costs as contract assets.

The following table summarizes the changes in contract liabilities, the current portion of which is included in accrued liabilities and other in the condensed consolidated balance sheets, during the three-month and six-month periods ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total deferred revenue, beginning of period	$800,000	$700,000	$700,000	$700,000
Deferred revenue related to milestones achieved	—	—	100,000	—
Deferred revenue related to milestones achieved, written off due to contract renegotiations	(100,000)	—	(100,000)	—
Total deferred revenue, end of period	$700,000	$700,000	$700,000	$700,000

The Company had sales revenue receivable of $3,903 and $0 outstanding as of June 30, 2022 and December 31, 2021, respectively. The Company had license revenue receivable of $0 and $1,021 outstanding as of June 30, 2022 and December 31, 2021, respectively.

In addition to revenue from contracts from customers, we also generate revenue from National Institutes of Health (“NIH”) grants to support various product development initiatives. The revenue recognition standard applies to revenue from contracts with customers. A customer is defined as a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ongoing major or central operations in exchange for consideration. The Company’s ongoing major or central operations consist of the development and commercialization of precision immunodiagnostic agents and immunotherapeutics. The NIH and its various institutes are responsible for biomedical and public health research and provide major biomedical research funding to non-NIH research facilities and entities such as Navidea. While the Company will directly benefit from any knowledge gained from the project, there is also a public health benefit provided, which justifies the use of public funds in the form of the grants. Based on the nature of the Company’s operations and the terms of the grant awards, Navidea does not have a vendor-customer relationship with the NIH and the grant awards are outside the scope of the revenue recognition standard. Accordingly, the revenue recognition standard need not be applied to the NIH grants. During the three-month periods ended June 30, 2022 and 2021, the Company recognized grant revenue of $51,007 and $72,983, respectively. During the six-month periods ended June 30, 2022 and 2021, the Company recognized grant revenue of $51,007 and $74,233, respectively.

4.	Stock-Based Compensation

For the three-month periods ended June 30, 2022 and 2021, our total stock-based compensation expense, which includes reversals of expense for certain forfeited or cancelled awards, was $40,555 and $142,180, respectively. For the six-month periods ended June 30, 2022 and 2021, our total stock-based compensation expense, which includes reversals of expense for certain forfeited or cancelled awards, was approximately $225,405 and $263,478, respectively. We have not recorded any income tax benefit related to stock-based compensation in any of the three-month or six-month periods ended June 30, 2022 and 2021.

A summary of the status of our stock options as of June 30, 2022, and changes during the six-month period then ended, is presented below.

	Six Months Ended June 30, 2022
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2022	919,790	$5.67	6.5	$—
Granted	12,500	0.83
Cancelled/Forfeited	(152,455)	2.38
Expired	(53,755)	29.32
Outstanding, June 30, 2022	726,080	$4.52	6.0	$—
Exercisable, June 30, 2022	545,665	$5.52	4.9	$—

The weighted average grant date fair value per stock option granted during the six-month period ended June 30, 2022 was $0.65. Key assumptions used in the Black-Scholes option pricing model for stock options granted during the six-month period ended June 30, 2022 were the Company’s stock price, an expected volatility rate of 93.94%, a risk-free rate of 2.34%, and an expected life of 6.25 years.

A summary of the status of our unvested restricted stock as of June 30, 2022, and changes during the six-month period then ended, is presented below.

	Six Months Ended June 30, 2022
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested, January 1, 2022	95,000	$1.40
Vested	(5,000)	1.96
Unvested, June 30, 2022	90,000	$1.37

As of June 30, 2022, there was $136,148 of total unrecognized compensation expense related to unvested stock-based awards, which we expect to recognize over the remaining weighted average vesting term of 1.6 years.

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

Diluted loss per common share for the six-month periods ended June 30, 2022 and 2021 excludes the effects of 1,148,404 and 1,684,694 common share equivalents, respectively, since such inclusion would be anti-dilutive. The excluded shares consist of common shares issuable upon exercise of outstanding stock options and warrants.

The Company’s unvested restricted stock awards contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”). Therefore, the unvested restricted stock awards are required to be included in the number of shares outstanding for both basic and diluted earnings per share calculations. However, due to our loss from continuing operations, 90,000 and 60,000 shares of unvested restricted stock for the six-month periods ended June 30, 2022 and 2021, respectively, were excluded in determining basic and diluted loss per share from continuing operations because such inclusion would be anti-dilutive.

6.	Inventory, Net

The components of inventory, net as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
Materials	$193,806	$50,000
Finished goods	123,066	101,155
Reserve for obsolete finished goods	(1,202)	—
Total inventory, net	$315,670	$151,155

During the three-month and six-month periods ended June 30, 2021, we allocated approximately $1,000 and $5,000, respectively, of finished goods inventory for use in clinical trials. These transactions were recorded in research and development expense in the condensed consolidated statements of operations. No inventory was allocated for use in clinical trials during the three-month and six-month periods ended June 30, 2022.

7.	Accounts Payable, Accrued Liabilities and Other

Accounts payable as of June 30, 2022 and December 31, 2021 includes an aggregate of $172,932 and $57,099, respectively, due to related parties for director fees. Accrued liabilities and other as of June 30, 2022 and December 31, 2021 includes an aggregate of $1,061,163 and $1,194,719, respectively, due to related parties for accrued separation costs, bonuses, salaries and benefits. The Company pays director fees in both cash and stock. As a result, the cash portion of director fees due are included in accounts payable and the stock portion are included in accrued liabilities and other in the condensed consolidated balance sheet as of June 30, 2022 and December 31, 2021. Certain directors have elected to defer receipt of both cash and stock for director fees until the Company raises sufficient additional capital.

8.	Notes Payable

Bridge Note from John K. Scott, Jr.

On April 10, 2022, the Company entered into a Purchase Agreement with John K. Scott, Jr., the current Vice Chairman of our Board of Directors, pursuant to which Mr. Scott agreed to make a loan to the Company in the principal amount of up to $2.5 million, of which $1.5 million was funded on the closing date. Mr. Scott funded an additional $1.0 million on July 1, 2022. The outstanding balance of the loan, which is evidenced by a Bridge Note, bears interest at a rate of 8% per annum, with payments of interest only to be made monthly over a period of two years. All outstanding principal and accrued and unpaid interest under the Bridge Note is due and payable on the second anniversary of the Purchase Agreement. The Company’s obligations under the Bridge Note are secured by a first priority security interest in all of the Company’s assets and personal property pursuant to a Security Agreement. See Notes 11 and 16.

As consideration and partial inducement for Mr. Scott to enter into the Bridge Note, the Company exchanged all 50,000 shares of Mr. Scott’s Series E Redeemable Convertible Preferred Stock (“Series E Preferred Stock”) for 1,740 shares of Series F Preferred Stock and 3,260 shares of Series G Preferred Stock. In accordance with current accounting guidance, the Company recorded a debt discount of $835,876 including $821,250 related to the difference in the value of Mr. Scott’s Series E Preferred Stock and the Series F and Series G Preferred Stock and $14,626 of debt issuance costs. The debt discount is being amortized as non-cash interest expense using the effective interest method over the term of the Bridge Note. The balance of the debt discount was $779,695 as of June 30, 2022.

Interest expense related to the Bridge Note totaled $83,182 during the three-month and six-month periods ended June 30, 2022. The principal balance of the Bridge Note was $1.5 million as of June 30, 2022.

IPFS Corporation

In November 2020, we prepaid $442,041 of insurance premiums through the issuance of a note payable to IPFS Corporation (“IPFS”) with an interest rate of 3.5%. The note was payable in seven monthly installments of $63,888, with the final payment made in June 2021. In November 2021, we prepaid $565,760 of insurance premiums through the issuance of a note payable to IPFS with an interest rate of 4.36%. The note was payable in five monthly installments of $114,388, with the final payment made in April 2022.

Interest expense related to the IPFS notes payable totaled $414 and $1,113 during the three-month periods ended June 30, 2022 and 2021, respectively. Interest expense related to the IPFS notes payable totaled $4,126 and $3,883 during the six-month periods ended June 30, 2022 and 2021, respectively. The balance of the IPFS note was $0 as of June 30, 2022.

Summary

During the three-month periods ended June 30, 2022 and 2021, we recorded interest expense of $83,596 and $1,113, respectively, related to our notes payable. During the six-month periods ended June 30, 2022 and 2021, we recorded interest expense of $87,308 and $3,883, respectively, related to our notes payable.

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

Total operating lease expense was $35,497 and $43,913 for the three-month periods ended June 30, 2022 and 2021, respectively. Total operating lease expense was $73,173 and $89,745 for the six-month periods ended June 30, 2022 and 2021, respectively. Operating lease expense was recorded in selling, general and administrative expenses on our condensed consolidated statements of operations.

The following table presents information about the amount, timing and uncertainty of cash flows arising from the Company’s operating leases as of June 30, 2022.

Maturity of Lease Liabilities	Operating Lease Payments
2022 (remaining)	$103,332
2023	19,699
2024	1,355
Total undiscounted operating lease payments	124,386
Less imputed interest	3,915
Present value of operating lease liabilities	$120,471

Balance Sheet Classification
Current lease liabilities	$118,409
Noncurrent lease liabilities	2,062
Total operating lease liabilities	$120,471

Other Information
Weighted-average remaining lease term for operating leases (in years)	0.6
Weighted-average discount rate for operating leases	10.9%

Cash paid for amounts included in the present value of operating lease liabilities was $187,779 and $185,421 during the six-month periods ended June 30, 2022 and 2021, respectively, and is included in operating cash flows.

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

CRG Litigation

As disclosed in the notes to the financial statements included in the Company’s Annual Report on Form 10-K, the Company has been engaged in ongoing litigation with CRG, in its capacity as a lender and as control agent for other affiliated lenders party to the CRG Loan Agreement (collectively, the “CRG Lenders”), in the District Court of Harris County, Texas (the “Texas Court”). In April 2018, the Plaintiffs asserted claims against Navidea and Macrophage Therapeutics, Inc. for alleged breaches of a Global Settlement Agreement (“GSA”) and Loan Agreement entered into by Navidea arising from the Navidea’s challenge to the Plaintiffs’ drawing down on letters of credit in the full amount of $7,153,000 which Navidea claims resulted in an overpayment of approximately $4.2 million under the Loan Agreement. The Plaintiffs also seek declaratory judgment relief that essentially mirrors their claims for affirmative relief, i.e., that the Company breached the GSA and indemnification provision of the Loan Agreement, and that the Plaintiffs did not breach the GSA.

On November 21, 2021, the Texas Court entered an interlocutory judgment declaring that CRG did not breach the GSA, but that Navidea did breach the GSA and the indemnification provision of the CRG Loan Agreement. In the interlocutory order, the Texas Court sua sponte awarded as damages reasonable attorneys' fees in an amount, if any, to be determined at trial. The case is set for a bench trial on August 26, 2022. CRG has made a claim of approximately $2.8 million in attorneys' fees they contend they are entitled to in connection with the alleged breaches of the agreements. Navidea contends CRG have received payments in excess of the amounts owed under the CRG Loan Agreement and are not entitled to an award of attorney’s fees under the GSA or Loan Agreement. Discovery has been completed and a motion to amend the interlocutory partial summary judgment is pending. The amount of ultimate liability, if any, with respect to this action is unknown.

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

Platinum Settlement

As discussed in Note 10, Platinum and the Company settled their dispute and Platinum’s lawsuit was dismissed in January 2022. As part of the settlement, Platinum returned their six shares of MT Preferred Stock, representing 60% of the noncontrolling interest in MT, to the Company. Prior to the settlement, the carrying amount of the noncontrolling interest in MT was $731,299. As a result of the settlement and the return of six shares of MT Preferred Stock, the Company recorded a reduction of the noncontrolling interest in MT and an increase in additional paid-in capital of $438,778.

Series E Preferred Stock

On January 31, 2022, pursuant to the Certificate of Designations of the Series E Preferred Stock dated March 2, 2021, the holder of the Series E Preferred Stock, John K. Scott, Jr., notified the Company that he was exercising his option to extend the Conversion Deadline (as defined therein) for an additional period of six months.

NOL Rights Agreement

On April 7, 2022, the Company’s Board of Directors adopted an NOL rights plan in the form of a Section 382 Rights Agreement (“NOL Rights Agreement”) to preserve and protect the Company’s net operating loss carryforwards (“NOLs”) and other tax assets. As of December 31, 2021, the Company had approximately $164 million of NOLs available to offset future federal taxable income.

Under the NOL Rights Agreement, the Board declared a non-taxable dividend of one preferred share purchase right for each outstanding share of common stock of the Company, each right initially representing the right to purchase one one-thousandth of a share of our Series H Junior Participating Preferred Stock. The rights will be exercisable only if a person or group acquires 4.99% or more of Navidea common stock. Existing shareholders that beneficially own in excess of 4.99% of Navidea common stock are “grandfathered in” at their current ownership level and the rights then become exercisable if any of those stockholders acquire an additional 0.5% or more of Navidea common stock. If the rights become exercisable, all holders of rights, other than the person or group triggering the rights, will be entitled to purchase Navidea common stock at a 50 percent discount or the Company may exchange each right held by such holders for five shares of common stock. Rights held by the person or group triggering the rights will become void and will not be exercisable. The Board has the discretion to exempt any person or group from the provisions of the NOL Rights Agreement.

The rights issued under the NOL Rights Agreement will expire on the earliest of (i) April 6, 2025; (ii) the effective date of the repeal of Section 382 or any successor statute if the Board determines in its sole discretion that the NOL Rights Agreement is no longer necessary or desirable for the preservation of NOLs or other tax benefits; (iii) the first day of a taxable year of the Company to which the Board determines in its sole discretion that no NOLs or other Tax Benefits may be carried forward; or (iv) the day following the certification of the voting results of the Company’s 2022 annual meeting of stockholders if at or before such annual meeting a proposal to approve the NOL Rights Agreement has not been approved by stockholders, unless the Rights are earlier redeemed or exchanged by the Company, or upon the occurrence of certain transactions.

Stock Exchange and Loan Agreement

On April 10, 2022, the Company entered into a Purchase Agreement with John K. Scott, Jr., pursuant to which Mr. Scott agreed to make a loan to the Company in the principal amount of up to $2.5 million, of which $1.5 million was funded on the closing date. The outstanding balance of the loan, which is evidenced by a Bridge Note, bears interest at a rate of 8% per annum, with payments of interest only to be made monthly over a period of two years. All outstanding principal and accrued and unpaid interest under the Bridge Note is due and payable on the second anniversary of the Purchase Agreement. The Company’s obligations under the Bridge Note are secured by a first priority security interest in all of the Company’s assets and personal property pursuant to a Security Agreement.

As consideration and a partial inducement for Mr. Scott to make the loan, at the closing, Mr. Scott delivered 50,000 shares of Series E Preferred Stock, representing 100% of the outstanding Series E Preferred Stock, to the Company in exchange for the Company’s issuance of 1,740 shares of Series F Convertible Preferred Stock and 3,260 shares of Series G Preferred Stock. The number of shares of Common Stock that the Company may issue to Mr. Scott upon conversion of the Series F Preferred stock may not exceed that number of shares that would result in Mr. Scott owning more than 33.33% of the Company’s then outstanding shares of Common Stock unless the Company obtains stockholder approval to issue more than the 33.33% cap. The closing of the loan and stock exchange took place on April 12, 2022.

In connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement with Mr. Scott, pursuant to which the Company agreed to file a registration statement with the SEC to register the resale of the shares issuable to Mr. Scott upon conversion of the Series F Preferred Stock.

401(k) Employer Match

During the six-month periods ended June 30, 2022 and 2021, we issued 53,238 and 30,018 shares of our Common Stock as matching contributions to our 401(k) Plan which were valued at $44,720 and $76,846, respectively.

Bonuses Paid in Stock

During the six-month period ended June 30, 2022, we issued 16,632 shares of our Common Stock to certain of our employees as partial payment in lieu of cash for their 2021 bonuses, which were valued at $16,965.

12.	Stock Warrants

On March 3, 2022, 550,000 Series NN warrants with an exercise price of $30.00 expired under the terms of the Series NN warrant agreements.

As of June 30, 2022, there are 422,324 warrants outstanding to purchase Navidea's Common Stock. The warrants are exercisable at prices ranging from $0.20 to $49.80 per share with a weighted average exercise price of $2.30 per share. The warrants have remaining outstanding terms ranging from 1.0 to 13.1 years.

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

Current accounting standards require a valuation allowance against DTAs if, based on the weight of available evidence, it is more likely than not that some or all of the DTAs may not be realized. Due to the uncertainty surrounding the realization of these DTAs in future tax returns, all of the DTAs have been fully offset by a valuation allowance as of June 30, 2022 and December 31, 2021.

In assessing the realizability of DTAs, management considers whether it is more likely than not that some portion or all of the DTAs will not be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods) and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the DTAs are deductible, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences or tax carryforwards as of June 30, 2022.

Current accounting standards include guidance on the accounting for uncertainty in income taxes recognized in the financial statements. Such standards also prescribe a recognition threshold and measurement model for the financial statement recognition of a tax position taken, or expected to be taken, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company believes that the ultimate deductibility of all tax positions is highly certain, although there is uncertainty about the timing of such deductibility. As a result, no liability for uncertain tax positions was recorded as of June 30, 2022 or December 31, 2021 and we do not expect any significant changes in the next twelve months. Should we need to accrue interest or penalties on uncertain tax positions, we would recognize the interest as interest expense and the penalties as a selling, general and administrative expense. As of June 30, 2022, tax years 2018-2021 remained subject to examination by federal and state tax authorities.

As of June 30, 2022, we had approximately $164.1 million of federal and $20.1 million of state net operating loss carryforwards, as well as approximately $9.1 million of federal R&D credit carryforwards which expire from 2022 to 2037.

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

The information in the following tables is derived directly from each reportable segment’s financial reporting.

Three Months Ended June 30, 2022	Diagnostics	Therapeutics	Corporate	Total
Sales revenue:
United States	$—	$—	$—	$—
International	6,519	—	—	6,519
Grant and other revenue	51,007	—	—	51,007
Total revenue	57,526	—	—	57,526
Cost of revenue, excluding depreciation and amortization	473	—	—	473
Research and development expenses	1,636,691	87,297	—	1,723,988
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	3,001	1,230,894	1,233,895
Depreciation and amortization (2)	6,041	—	15,730	21,771
Loss from operations (3)	(1,585,679)	(90,298)	(1,246,624)	(2,922,601)
Other expense (4)	—	—	(76,858)	(76,858)
Net loss	(1,585,679)	(90,298)	(1,323,482)	(2,999,459)
Total assets, net of depreciation and amortization:
United States	$50,000	$—	$2,043,815	$2,093,815
International	384,294	—	25,596	409,890
Capital expenditures	40,221	—	8,436	48,657

Three Months Ended June 30, 2021	Diagnostics	Therapeutics	Corporate	Total
License revenue	$13,063	$—	$—	$13,063
Grant and other revenue	247,983	—	—	247,983
Total revenue	261,046	—	—	261,046
Research and development expenses	1,358,123	139,933	—	1,498,056
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	873	1,411,879	1,412,752
Depreciation and amortization (2)	6,041	—	13,817	19,858
Loss from operations (3)	(1,103,118)	(140,806)	(1,425,696)	(2,669,620)
Other expense (4)	—	—	(4,420)	(4,420)
Net loss	(1,103,118)	(140,806)	(1,430,116)	(2,674,040)
Total assets, net of depreciation and amortization:
United States	$269,464	$—	$10,811,515	$11,080,979
International	199,741	—	590	200,331
Capital expenditures	—	—	2,707	2,707

Six Months Ended June 30, 2022	Diagnostics	Therapeutics	Corporate	Total
Sales revenue:
United States	$—	$—	$—	$—
International	6,519	—	—	6,519
Grant and other revenue	51,007	—	—	51,007
Total revenue	57,526	—	—	57,526
Cost of revenue, excluding depreciation and amortization	473	—	—	473
Research and development expenses	2,626,578	266,664	—	2,893,242
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	3,001	3,018,045	3,021,046
Depreciation and amortization (2)	12,081	—	32,568	44,649
Loss from operations (3)	(2,581,606)	(269,665)	(3,050,613)	(5,901,884)
Other income (4)	—	—	(84,819)	(84,819)
Net loss	(2,581,606)	(269,665)	(3,135,432)	(5,986,703)
Total assets, net of depreciation and amortization:
United States	$50,000	$—	$2,043,815	$2,093,815
International	384,294	—	25,596	409,890
Capital expenditures	40,221	—	8,436	48,657

Six Months Ended June 30, 2021	Diagnostics	Therapeutics	Corporate	Total
License revenue	$35,549	$—	$—	$35,549
Grant and other revenue	349,234	—	—	349,234
Total revenue	384,783	—	—	384,783
Research and development expenses	2,452,513	268,297	—	2,720,810
Selling, general and administrative expenses, excluding depreciation and amortization (1)	—	2,879	3,622,870	3,625,749
Depreciation and amortization (2)	12,081	—	25,525	37,606
Loss from operations (3)	(2,079,811)	(271,176)	(3,648,395)	(5,999,382)
Other income (4)	—	—	358,450	358,450
Net loss	(2,079,811)	(271,176)	(3,289,945)	(5,640,932)
Total assets, net of depreciation and amortization:
United States	$269,464	$—	$10,811,515	$11,080,979
International	199,741	—	590	200,331
Capital expenditures	—	—	2,707	2,707

(1)

General and administrative expenses, excluding depreciation and amortization, represent costs that relate to the general administration of the Company and as such are not currently allocated to our individual reportable segments, other than those expenses directly incurred by Navidea Europe, Navidea UK and MT.

(2)

Depreciation and amortization are reflected in selling, general and administrative expenses ($21,771 and $19,858 for the three-month periods ended June 30, 2022 and 2021, and $44,649 and $37,606 for the six-month periods ended June 30, 2022 and 2021, respectively).

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

15.	Supplemental Disclosure for Statements of Cash Flows

During the six-month periods ended June 30, 2022 and 2021, we paid interest aggregating $31,126 and $4,013, respectively. During the six-month period ended June 30, 2021, we collected $2,925,000 of stock subscriptions which were received prior to the filing of our Annual Report on Form 10-K for the year ended December 31, 2020 and were included in stock subscriptions receivable in our consolidated balance sheet as of December 31, 2020. During the six-month periods ended June 30, 2022 and 2021, we issued 53,238 and 30,018 shares of our common stock as matching contributions to our 401(k) Plan which were valued at $44,720 and $76,846, respectively. During the six-month period ended June 30, 2022, we issued 16,632 shares of our Common Stock to certain of our employees as partial payment in lieu of cash for their 2021 bonuses, which were valued at $16,965.

16.	Subsequent Events

The Company has evaluated events and transactions subsequent to June 30, 2022 and through the date these condensed consolidated financial statements were included in this Quarterly Report on Form 10-Q and filed with the SEC.

Bridge Note

On July 1, 2022, Mr. Scott funded an additional $1.0 million under the Bridge Note, bringing the total outstanding principal balance to $2.5 million.

Rights Offering

On August 4, 2022, the Company commenced its previously announced Rights Offering. Under the terms of the Rights Offering, the Company distributed non-transferable subscription rights to each of its holders of Common Stock, and its holders of certain warrants, Series D Preferred Stock and Series F Preferred Stock, in each case held as of August 3, 2022. The subscription rights will expire on August 17, 2022, unless the Company extends the expiration date. Each subscription right entitles the holder to purchase one Unit at a subscription price of $1,000 per Unit, consisting of one share of Series I Preferred Stock (which is immediately convertible into 1,538 shares of Common Stock) and warrants to purchase an additional 1,538 shares of our Common Stock. The Rights Offering may result in aggregate gross proceeds of up to $35.0 million to the Company. Certain participants in the Rights Offering have the ability to pay the subscription price for their Units by cancelling or exchanging their shares of Series D Preferred Stock, Series F Preferred Stock and/or Series G Preferred Stock and the Company’s indebtedness evidenced by the Bridge Note, instead of paying by check or wire transfer of funds. The fair market value of the shares of each series of preferred stock and the Bridge Note to be cancelled or exchanged in the Rights Offering has been determined by the Company’s Board of Directors based on an independent appraisal obtained by the Company. The total amount of cash proceeds received by the Company in the Rights Offering will be reduced to the extent any such series of preferred stock and/or the Bridge Note are exchanged or cancelled in the Rights Offering. Net proceeds after deducting fees and expenses related to the Rights Offering will be used to fund our pivotal Phase 3 clinical trial for RA, obtaining regulatory approvals, working capital, and for general corporate purposes.

Research and Development Expense Reimbursement

The Company has previously entered into an agreement with a strategic partner for assistance with the development and supply of the active pharmaceutical ingredient (“API”) used to manufacture Lymphoseek (technetium Tc 99m tilmanocept) that is sold by the Company in countries other than the United States, Canada and Mexico. Under the agreement, among other things, the strategic partner agreed to reimburse the Company for up to a total of $1.85 million of the Company’s out-of-pocket costs associated with such development, in two installments, subject to specified commercial and regulatory milestones. On August 11, 2022, the Company received the first installment in the amount of $800,000, which is subject to clawback if the Company does not satisfy certain commercial and regulatory milestones on or before March 31, 2023. The strategic partner is obligated, subject to certain conditions, to pay the remaining reimbursement amount upon the later of July 1, 2023 or satisfaction of specified commercial and regulatory milestones.

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

During the ongoing COVID-19 global pandemic, the Company’s primary concern is the safety of its employees, the employees of its clinical trial sites, and the patients enrolled in its clinical trials. The Company is working hard to mitigate any safety risk along with any long-term impact on its clinical development programs. We do not believe there has been a significant impact to the Company’s clinical development and regulatory timelines resulting from the ongoing COVID-19 global pandemic. However, the COVID-19 outbreak delayed enrollment in our NAV3-32 clinical study in the United Kingdom (“UK”) due to national COVID-19-related shutdowns. In addition, the regulatory approval process in India was delayed by the impact of COVID-19 in that country.

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

Manocept Platform – Immuno-Diagnostics Clinical Data

Rheumatoid Arthritis

Two Tc99m tilmanocept dose escalation studies in RA have been completed. The first study was completed and included 18 subjects (nine with active disease and nine healthy subjects) dosed subcutaneously (“SC”) with 50 and 200 µg/2mCi Tc99m tilmanocept (ClinicalTrials.gov NCT02683421). The results of this study were presented at five international meetings, including Biotechnology Innovation Organization, Society of Nuclear Medicine and Molecular Imaging (“SNMMI”), and The American College of Rheumatology (“ACR”). In addition, based on completion of extensive preclinical dosing studies pursuant to our dialog with the FDA, we have completed a Phase 1/2 study involving intravenous (“IV”) dosing of 39 subjects with IV-administered Tc99m tilmanocept (ClinicalTrials.gov NCT02865434). In conjunction with this study, we completed pharmacokinetic, pharmacodynamics and radiation dosimetry phases in human subjects as well. The majority of the costs of these studies were supported through a Small Business Innovation Research (“SBIR”) grant (NIH/NIAMSD Grant 1 R44 AR067583-01A1). Results of the Phase 1/2 study were presented at the June 2018 and June 2019 SNMMI meetings, the 2018 European League Against Rheumatism (“EULAR”) meeting and the 2018 ACR meeting. A manuscript intended for peer reviewed publication is in preparation.

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

In February 2021, the Company submitted its formal briefing book to the FDA, containing detailed analysis and discussion of the Company’s then-ongoing Phase 2b study (NAV3-31) and prior studies in RA as well as the design and statistical analysis plan for the proposed Phase 3 for FDA comment. Following the feedback received from the FDA at the end of March 2021, the Company continued to work toward completing the analysis of the full NAV3-31 trial dataset and submitted the resultant briefing book containing the results of this analysis in preparation for the standard End-of-Phase 2 Type B meeting, which took place on September 1, 2021. The Company had a constructive meeting with the FDA and, based on the discussion in this meeting and follow-up communication, made agreed-upon modifications to the trial design for the Phase 3 study (NAV3-33). The Company submitted the modified protocol back to the FDA and initiated the study in December 2021. Following additional feedback from the FDA, the Company made modifications to several of the objectives. Enrollment into the Phase 3 study is ongoing. The pivotal Phase 3 study program will determine Tc99m tilmanocept’s capability to serve as an early predictor of treatment response to anti-TNFα therapy in patients with RA. The current aim is for completion of the Phase 3 by end of 2023 with NDA submission targeted for 2024.

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

A nine-subject study to evaluate diagnostic imaging of emerging atherosclerosis plaque with the Tc99m tilmanocept product dosed SC was performed (ClinicalTrials.gov NCT02542371). The results of this study were presented at two major international meetings (Conference on Retroviruses and Opportunistic Infections and SNMMI, 2017) and published in early release in the Journal of Infectious Diseases in January 2017 (published in the circulated version, Journal of Infectious Diseases (2017) 215 (8): 1264-1269), confirming that the Tc99m tilmanocept product can both quantitatively and qualitatively target non-calcified plaque in the aortic arch of Acquired Immunodeficiency Syndrome (“AIDS”) patients (supported by NIH/NHLBI Grant 1 R43 HL127846-01). This study was later expanded to include up to 31 participants and has achieved full enrollment, with results published online in the Journal of Infectious Diseases in July 2022 (J Infect Dis. 2022 Jul 20).

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

Navidea has also been awarded a $225,000 phase 1 Small Business Technology Transfer grant (1R41HL147640-01A1) entitled Gallium 68 Tilmanocept for PET Imaging of Atherosclerosis Plaques. This grant supported a research collaboration between Navidea and Dr. Suzanne Lapi of the University of Alabama Birmingham evaluating a mouse model of atherosclerosis. This work has as its aim the evaluation of [68]gallium tilmanocept and various next generation imaging agents for visualizing plaques. Activities began in the fourth quarter of 2019. All images have been acquired with efforts now focused on final data analysis.

Kaposi’s Sarcoma

We initiated and completed a study of KS in 2015 (ClinicalTrials.gov NCT022201420) and received additional funding from the National Institutes of Health (“NIH”) in 2016 to continue diagnostic studies in this disease. The new support not only continues the imaging of the cutaneous form of this disease but expands this to imaging of visceral disease via IV administration of Tc99m tilmanocept (NIH/NCI 1 R44 CA192859-01A1; ClinicalTrials.gov NCT03157167). This now-escalated study includes a pathology/biopsy component as well as an imaging component to determine pathology concordance with image assessment. We received Institutional Review Board approval of the clinical protocol and initiated a Phase 1/2 clinical study in KS in 2017. This trial has completed enrollment and imaging, with final data analysis and clinical study report preparation well underway.

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

Manocept Platform – In-Vitro and Pre-Clinical Immunotherapeutics Data

The Company has been developing Manocept platform drug delivery constructs that carry various payloads including doxorubicin and dexamethasone. Chemical synthesis techniques have advanced considerably, resulting in more robust and reproducible synthesis protocols that provide products with chemical attributes indicative of enhanced in vivo activity. The most advanced drug delivery construct carries a doxorubicin payload and is now in its third generation of chemical synthesis protocol design. This third-generation doxorubicin carrying construct has been extensively evaluated in human macrophage cell culture assays and in three experiments using syngeneic mouse cancer models. These experiments show that at treatment doses below what is required to kill macrophages, the doxorubicin-carrying constructs dramatically alters the immunological behavior of macrophages, making them more proinflammatory. In one of the syngeneic mouse tumor experiments, the MAN-DOX construct significantly synergized the activity of another anticancer therapy producing anti-tumor activity that was greater than either treatment alone. Results from this study were presented at the New York Academy of Sciences Frontiers in Cancer Immunotherapy 2021 conference on May 14, 2021. Near-term experiments with the Manocept doxorubicin construct include further studies in macrophage cell culture, additional syngeneic mouse tumor models, and a toxicity study in rats. Work involving a second generation Manocept dexamethasone-carrying construct has progressed to evaluations in human macrophage culture assays. Efforts developing Manocept constructs with different payloads are ongoing. Three new Manocept constructs carrying payloads other than doxorubicin or dexamethasone have progressed to evaluations in macrophage cell culture assays. These new constructs include two carrying novel bisphosphonate drugs, and the results of studies of these two constructs in macrophage cell culture assays were presented at the Tumor Myeloid-Directed Therapies Summit in June 2022.

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

Outlook

Our operating expenses in recent years have been focused primarily on support of both diagnostic and therapeutic applications of our Manocept platform, and Tc99m tilmanocept. We incurred approximately $2.9 million and $2.7 million in total on research and development activities during the six-month periods ended June 30, 2022 and 2021, respectively. Of the total amounts we spent on research and development during those periods, excluding costs related to our internal research and development headcount and our general and administrative staff which we do not currently allocate among the various development programs that we have underway, we incurred out-of-pocket charges by program as follows:

	Six Months Ended June 30,
Development Program (a)	2022	2021
Manocept Platform – Diagnostics (b)	$1,505,232	$1,636,763
Manocept Platform – Therapeutics	266,664	268,297
Tc99m Tilmanocept (b)	684	17,589

(a)	Certain development program expenditures were offset by grant reimbursement revenues totaling $51,007 and $74,233 during the six-month periods ended June 30, 2022 and 2021, respectively.

(b)	Certain 2021 amounts have been reclassified from Tc99m Tilmanocept to Manocept Platform – Diagnostics to conform to the 2022 presentation.

We expect to continue the advancement of our efforts with our Manocept platform during the remainder of 2022. We currently expect our total R&D expenses, including both out-of-pocket charges as well as internal headcount and support costs, to be higher in 2022 than in 2021. However, the ongoing global COVID-19 pandemic has impacted the global economy and may impact our operations, including the potential interruption of our clinical trial activities and our supply chain. For example, the COVID-19 outbreak delayed enrollment in our NAV3-32 clinical study in the UK due to national COVID-19-related shutdowns. In addition, the regulatory approval process in India was delayed by the impact of COVID-19 in that country. The COVID-19 pandemic may delay enrollment in our future clinical trials due to prioritization of hospital resources toward the outbreak, and some patients may be unwilling to enroll in our future trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results. The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver clinical drug supplies on a timely basis or at all. In addition, hospitals may reduce staffing and reduce or postpone certain treatments in response to the spread of an infectious disease. Such events may result in a period of business disruption, and in reduced operations, or doctors and medical providers may be unwilling to participate in our clinical trials, any of which could materially affect our business, financial condition and results of operations.

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

Tc99m tilmanocept is approved by the European Medicines Agency for use in imaging and intraoperative detection of sentinel lymph nodes draining a primary tumor in adult patients with breast cancer, melanoma, or localized squamous cell carcinoma of the oral cavity in the European Union (“EU”). Similarly, Tc99m tilmanocept has been approved by the relevant regulatory agencies in the UK, India and Australia. We anticipate that we will incur costs to support our product, regulatory, manufacturing and commercial activities related to the sale of Tc99m tilmanocept in the EU, UK, India and Australia, as well as related to the potential marketing registration and sale of Tc99m tilmanocept in markets other than the EU, UK, India and Australia. There can be no assurance that Tc99m tilmanocept will achieve regulatory approval in any market other than the EU, UK, India and Australia, or if approved in those markets, that it will achieve market acceptance in those or any other markets.

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

Three Months Ended June 30, 2022 and 2021

Sales Revenue. During the second quarter of 2022, we recognized revenue of $7,000 from sales of Lymphoseek in Europe. No sales revenue was recorded during the second quarter of 2021.

License Revenue. During the second quarter of 2021, we recognized license revenue of $13,000 related to transitional sales from SpePharm in Europe. No license revenue was recorded during the second quarter of 2022.

Grant and Other Revenue. During the second quarters of 2022 and 2021, we recognized grant and other revenue of $51,000 and $248,000, respectively. Grant revenue of $51,000 and $73,000 during the second quarters of 2022 and 2021, respectively, was primarily related to SBIR grants from the NIH supporting Manocept development. Other revenue during the second quarter of 2021 included $100,000 from Cardinal Health 414 for reimbursement of certain research and development costs and $75,000 from LikeMinds, successor to Alseres Pharmaceuticals, Inc. (“Alseres”), for the partial recovery of debts previously written off in 2015.

Research and Development Expenses. Research and development expenses increased $226,000, or 15%, to $1.7 million during the second quarter of 2022 from $1.5 million during the same period in 2021. The increase was primarily due to net increases in drug project expenses related to (i) increased Manocept diagnostic development costs of $181,000 including increased manufacturing-related activities offset by decreased clinical trial costs; offset by (ii) decreased Manocept therapeutic development costs of $53,000 including net decreased preclinical and clinical development costs; and (iii) decreased Tc99m tilmanocept development costs of $11,000 including decreased European regulatory consulting expenses. The net increase in research and development expenses also included increased employee compensation including incentive-based awards of $119,000 and decreased regulatory consulting expenses of $16,000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $177,000, or 12%, to $1.3 million during the second quarter of 2022 from $1.4 million during the same period in 2021. Decreased employee compensation including fringe benefits and incentive-based awards of $279,000 and decreased travel of $36,000 was offset by increased legal and professional services of $54,000, increased insurance costs of $62,000, increased director fees of $26,000 related to increased board compensation rates, losses on the abandonment of certain intellectual property of $15,000, and increased investor relations costs of $12,000.

Other Income (Expense). Other expense, net, was $77,000 during the second quarter of 2022 compared to other expense, net, of $4,000 during the same period in 2021. During the second quarters of 2022 and 2021, we recognized interest expense of $84,000 and $1,000, respectively. During the second quarters of 2022 and 2021, we recognized interest income of $0 and $2,000, respectively.

Six Months Ended June 30, 2022 and 2021

Sales Revenue. During the first half of 2022, we recognized revenue of $7,000 from sales of Lymphoseek in Europe. No sales revenue was recorded during the first half of 2021.

License Revenue. During the first half of 2021, we recognized license revenue of $36,000 related to transitional sales from SpePharm in Europe. No license revenue was recorded during the first half of 2022.

Grant and Other Revenue. During the first half of 2022 and 2021, we recognized grant and other revenue of $51,000 and $349,000, respectively. Grant revenue of $51,000 and $74,000 during the first half of 2022 and 2021, respectively, was primarily related to SBIR grants from the NIH supporting Manocept development. Other revenue during the first half of 2021 included $175,000 from Alseres and LikeMinds for the partial recovery of debts previously written off in 2015 and $100,000 from Cardinal Health 414 for reimbursement of certain research and development costs.

Research and Development Expenses. Research and development expenses increased $172,000, or 6%, to $2.9 million during the first half of 2022 from $2.7 million during the same period in 2021. The increase was primarily due to increased employee compensation including incentive-based awards of $353,000 and increased recruiting fees of $17,000. These increases were offset by net decreases in drug project expenses related to (i) decreased Manocept diagnostic development costs of $132,000 including decreased clinical trial and preclinical development costs, offset by increased manufacturing-related activities; (ii) decreased Tc99m tilmanocept development costs of $17,000, primarily decreased European regulatory consulting costs; and (iii) decreased Manocept therapeutic development costs of $2,000 including net decreased clinical costs offset by decreased preclinical development costs. The net increase in research and development expenses also included decreased regulatory consulting expenses of $55,000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $598,000, or 16%, to $3.1 million during the first half of 2022 from $3.7 million during the same period in 2021. Decreases in employee compensation including fringe benefits and incentive-based awards of $731,000, travel of $50,000, investor relations costs of $36,000, general office expenses of $34,000, facilities costs of $18,000 and franchise taxes of $16,000 were offset by increases in insurance costs of $104,000, director fees of $87,000 related to increased board compensation rates, losses on the abandonment of certain intellectual property of $62,000 and legal and professional services of $43,000.

Other Income (Expense). Other expense, net, was $29,000 during the first half of 2022 compared to other income, net of $358,000 during the same period in 2021. During the first half of 2021, we recognized a gain on extinguishment of debt of $366,000 resulting from forgiveness of our PPP loan. During the first half of 2022 and 2021, we recognized interest expense of $31,000 and $4,000, respectively. During the first half of 2022 and 2021, we recognized interest income of $0 and $2,000, respectively.

Liquidity and Capital Resources

Cash balances decreased to $328,000 as of June 30, 2022 from $4.2 million as of December 31, 2021. The net decrease was primarily due to cash used to fund our operations of $4.7 million, principal payments on financed insurance premiums of $453,000, patent and trademark costs of $191,000 and purchases of equipment of $49,000, offset by proceeds from notes payable of $1.5 million.

Operating Activities. Cash used in operations was $4.7 million during the first half of 2022 compared to $5.5 million used during the same period in 2021.

Accounts and other receivables decreased to $30,000 as of June 30, 2022 from $93,000 as of December 31, 2021, primarily due to the receipt of receivables due from related parties offset by a receivable due from the Company’s bank related to fraudulent activity.

Inventory, net increased to $316,000 as of June 30, 2022 from $151,000 as of December 31, 2021, primarily due to the purchase of materials to be used in manufacturing.

Prepaid expenses and other current assets decreased to $497,000 as of June 30, 2022 from $908,000 as of December 31, 2021, primarily due to normal amortization of prepaid insurance and application of an upfront contract payment related to a clinical study, offset by an increase in deferred stock offering costs related to efforts to raise capital.

Accounts payable increased to $2.4 million as of June 30, 2022 from $1.4 million as of December 31, 2021. Net increased payables due for legal and professional services, manufacturing-related activities, deferred board of director fees and investor relations costs were offset by net decreased payables due for preclinical and clinical development activities, European marketing authorization annual fees and regulatory consulting. Accrued liabilities and other decreased to $2.8 million as of June 30, 2022 from $3.1 million as of December 31, 2021, primarily due to net decreased accruals related to the separation of our former Chief Executive Officer, Manocept development costs, legal and professional services, and employee benefits, offset by increased accruals related to employee compensation. Our payable and accrual balances will continue to fluctuate but will likely increase overall as we increase our development activity related to the Manocept platform.

Investing Activities. Investing activities used $239,000 during the first half of 2022 compared to $107,000 used during the same period in 2021. Patent and trademark costs used $191,000 and purchases of equipment used $49,000 during the first half of 2022. Patent and trademark costs used $104,000 and purchases of equipment used $3,000 during the first half of 2021.

Financing Activities. Financing activities provided $1.0 million during the first half of 2022 compared to $10.0 million provided during the same period in 2021. The $1.0 million provided by financing activities in the first half of 2022 consisted primarily of proceeds from notes payable of $1.5 million offset by principal payments on financed insurance premiums of $453,000 and payment of debt issuance costs of $15,000. The $10.0 million provided by financing activities in the first half of 2021 consisted primarily of proceeds from issuance of preferred stock of $10.5 million offset by principal payments on financed insurance premiums of $379,000 and costs of issuing preferred stock of $70,000.

Bridge Note and Preferred Stock Exchange

On April 10, 2022, the Company entered into a Stock Exchange and Loan Agreement (the “Purchase Agreement”) with John K. Scott, Jr., the current Vice Chairman of our Board of Directors, pursuant to which Mr. Scott agreed to make a loan to the Company in the principal amount of up to $2.5 million, of which $1.5 million was funded on the closing date. The outstanding balance of the loan, which is evidenced by a Bridge Note, bears interest at a rate of 8% per annum, with payments of interest only to be made monthly over a period of two years. All outstanding principal and accrued and unpaid interest under the Bridge Note is due and payable on the second anniversary of the Purchase Agreement. On July 1, 2022, Mr. Scott funded an additional $1.0 million under the Bridge Note. The Company’s obligations under the Bridge Note are secured by a first priority security interest in all of the Company’s assets and personal property pursuant to a Security Agreement. See Notes 2 and 8 to the accompanying condensed consolidated financial statements.

As consideration and a partial inducement for Mr. Scott to make the Bridge Note, Mr. Scott agreed to deliver 50,000 shares of Series E Redeemable Convertible Preferred Stock (“Series E Preferred Stock”), representing 100% of the outstanding Series E Preferred Stock, to the Company in exchange for the Company’s issuance of 1,740 shares of Series F Redeemable Convertible Preferred Stock (“Series F Preferred Stock”) and 3,260 shares of Series G Redeemable Preferred Stock (“Series G Preferred Stock”). The number of shares of Common Stock that the Company may issue to Mr. Scott upon conversion of the Series F Preferred stock may not exceed that number of shares that would result in Mr. Scott owning more than 33.33% of the Company’s then outstanding shares of Common Stock unless the Company obtains stockholder approval to issue more than the 33.33% cap. See Notes 2, 8, 11 and 16 to the condensed consolidated financial statements.

Rights Offering

Beginning August 4, 2022 through August 17, 2022, the Company is offering its stockholders as of August 3, 2022 the right to purchase up to 35,000 Units in a Rights Offering. Each Unit consists of one share of Series I Preferred Stock which is convertible into 1,538 shares of Common Stock and warrants to purchase an additional 1,538 shares of our Common Stock. The Rights Offering may result in aggregate gross proceeds of up to $35.0 million to the Company. Certain participants in the Rights Offering have the ability to pay the subscription price for their Units by cancelling or exchanging their shares of Series D Preferred Stock, Series F Preferred Stock and/or Series G Preferred Stock and the Company’s indebtedness evidenced by the Bridge Note, instead of paying by check or wire transfer of funds. The fair market value of the shares of each series of preferred stock and the Bridge Note to be cancelled or exchanged in the Rights Offering has been determined by the Company’s Board of Directors based on an independent appraisal obtained by the Company. The total amount of cash proceeds received by the Company in the Rights Offering will be reduced to the extent any such series of preferred stock and/or the Bridge Note are exchanged or cancelled in the Rights Offering. Net proceeds after deducting fees and expenses related to the Rights Offering will be used to fund our pivotal Phase 3 clinical trial for RA, obtaining regulatory approvals, working capital, and for general corporate purposes. See Notes 2 and 16 to the condensed consolidated financial statements.

Research and Development Expense Reimbursement

The Company has previously entered into an agreement with a strategic partner for assistance with the development and supply of the active pharmaceutical ingredient (“API”) used to manufacture Lymphoseek (technetium Tc 99m tilmanocept) that is sold by the Company in countries other than the United States, Canada and Mexico. Under the agreement, among other things, the strategic partner agreed to reimburse the Company for up to a total of $1.85 million of the Company’s out-of-pocket costs associated with such development, in two installments, subject to specified commercial and regulatory milestones. On August 11, 2022, the Company received the first installment in the amount of $800,000, which is subject to clawback if the Company does not satisfy certain commercial and regulatory milestones on or before March 31, 2023. The strategic partner is obligated, subject to certain conditions, to pay the remaining reimbursement amount upon the later of July 1, 2023 or satisfaction of specified commercial and regulatory milestones. See Note 16 to the condensed consolidated financial statements.

CRG Litigation

See Notes 2 and 10 to the accompanying condensed consolidated financial statements.

Platinum Litigation

See Notes 2 , 10 and 11 to the accompanying condensed consolidated financial statements.

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

The Company has experienced recurring net losses and has used significant cash to fund its operations. The Company has considerable discretion over the extent of development project expenditures and has the ability to curtail the related cash flows as needed. The Company also continues working to establish new sources of funding, including the Rights Offering that is currently underway, other potential equity investments, collaborations and additional grant funding that can augment the balance sheet. However, based on our current working capital and our projected cash burn, management believes that there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the filing of this Quarterly Report on Form 10-Q. No adjustments have been made to the accompanying condensed consolidated financial statements as a result of this uncertainty. See Note 2 to the accompanying consolidated financial statements.

As of June 30, 2022, we had no off-balance sheet arrangements.

Recent Accounting Standards

See Note 1(h) to the accompanying condensed consolidated financial statements.

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

We also earn revenue from product sales to end customers, primarily in Europe. Revenue from product sales is generally recognized at the point where the customer obtains control of the goods and we satisfy our performance obligation, which occurs upon either shipment of the product or arrival at its destination, depending upon the shipping terms of the transaction. Our customers have no right to return products purchased in the ordinary course of business, however, we may allow returns in certain circumstances based on specific agreements.

In addition, we earn revenues related to our licensing and distribution agreements. The consideration we are eligible to receive under our licensing and distribution agreements typically includes upfront payments, reimbursement for research and development costs, milestone payments, and royalties. Each licensing and distribution agreement is unique and requires separate assessment in accordance with current accounting standards.

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

Bridge Note and Preferred Stock Exchange. On April 10, 2022, the Company entered into a Purchase Agreement with John K. Scott, Jr., the current Vice Chairman of our Board of Directors, pursuant to which Mr. Scott agreed to make a loan to the Company in the principal amount of up to $2.5 million, of which $1.5 million was funded on the closing date. Mr. Scott funded an additional $1.0 million on July 1, 2022. As consideration and partial inducement for Mr. Scott to enter into the Bridge Note, the Company exchanged all 50,000 shares of Mr. Scott’s Series E Preferred Stock for 1,740 shares of Series F Preferred Stock and 3,260 shares of Series G Preferred Stock. In accordance with current accounting guidance, the Company recorded a debt discount related to the difference in the value of Mr. Scott’s Series E Preferred Stock and the Series F and Series G Preferred Stock as well as debt issuance costs. The debt discount is being amortized as non-cash interest expense using the effective interest method over the term of the Bridge Note.

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

Under the supervision and with the participation of our management, including our Executive Leadership Committee which consists of our Chief Medical Officer (principal executive officer), Vice President of Operations and Vice President of Finance and Administration (principal financial and accounting officer), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2022. Based on that evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Control Over Financial Reporting

During the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the accompanying condensed consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes to the Company's risk factors as previously reported in the Company's 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than the sales previously reported in the Company’s Current Report on Form 8-K dated April 7, 2022, the Company did not sell any unregistered equity securities during the period covered by this report.

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
August 15, 2022

By:	/s/ Michael S. Rosol

Michael S. Rosol, Ph.D.
Chief Medical Officer
(Principal Executive Officer)

By:	/s/ Erika L. Eves

Erika L. Eves
Vice President, Finance and Administration
(Principal Financial and Accounting Officer)